Form 10-Q
period 1996-03-30
CENTRAL GARDEN & PET COMPANY
filed 1996-05-13
CIK 887733

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1034

For the quarterly period ended            March 30, 1996
                              --------------------------------------------------

                                       or
[_] TRANSITION REPORT PURSUANT OF SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission File Number:            0 - 20242
                       ---------------------------------------------------------

                         CENTRAL GARDEN & PET COMPANY
- --------------------------------------------------------------------------------

          Delaware                                       68-0275553
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         3697 Mt. Diablo Blvd., Suite 310, Lafayette, California 94549
- --------------------------------------------------------------------------------
                   (Address of principle executive offices)



                                (510) 283-4573
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           [_]  No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                        [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of March 30, 1996         9,453,463

Class B Stock Outstanding as of March 30, 1996        2,166,075

CENTRAL GARDEN & PET COMPANY                               FORM 10-Q


Part 1-     FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                         CENTRAL GARDEN & PET COMPANY
                               ________________

                          CONSOLIDATED BALANCE SHEETS

                                                   SEPTEMBER 30,    MARCH 30,
                                                       1995           1996
                                                   -------------   -----------
                                                                   (UNAUDITED)
                                                          (IN THOUSANDS)
                       ASSETS
Current Assets:
  Cash                                             $         143    $     139
  Accounts receivable (less allowance for
     doubtful accounts of $4,161 and $4,212)              41,315       90,848
  Inventories                                             69,425      110,151
  Prepaid expenses and other assets                        5,751        5,130
                                                   -------------   -----------
     Total current assets                                116,634      206,268

Land, Buildings, Improvements and Equipment:
  Land                                                       982          431
  Buildings and Improvements                               6,031        3,386
  Transportation equipment                                 2,174        2,224
  Warehouse equipment                                      6,106        6,662
  Office furniture and equipment                           6,631        8,125
                                                   -------------   -----------
     Total                                                21,924       20,828
        Less accumulated depreciation
         and amortization                                  9,846       10,995
                                                   -------------   -----------
        Land, buildings, improvements and
         equipment - net                                  12,078        9,833

Goodwill                                                  11,013       10,995

Other Assets                                               2,955        2,680
                                                   -------------   -----------
Total                                              $     142,680   $  229,776
                                                   -------------   -----------

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Notes payable                                   $      37,971   $   20,829
   Accounts payable                                       45,120      111,398
   Accrued expenses                                        6,528       10,881
   Current portion of long-term debt                       1,699        1,622
                                                   -------------   -----------
        Total current liabilities                         91,318      144,730

Long-Term Debt                                            11,130        8,635

Deferred Income Taxes and Other Long-Term
 Obligations                                               1,830        1,836

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, $.01 par value: 100 shares
   outstanding September 30, 1995 and
   December 30, 1995                                         ---          ---
  Class B stock, $.01 par value: 2,178,874 shares
   outstanding September 30, 1995; 2,166,075 shares
   outstanding March 30, 1996                                 22           22
  Common stock, $.01 par value: 3,606,964 shares
   outstanding September 30, 1995; 9,451,780 shares
   outstanding March 30, 1996                                 38           95
  Additional paid-in capital                              28,267       63,917
  Retained earnings                                       10,330       10,758
  Restricted stock deferred compensation                    (253)        (217)
                                                   -------------   -----------
        Total shareholders' equity                        36,402       74,575
                                                   -------------   -----------
Total                                              $     142,680   $  229,776
                                                   =============   ===========

                See notes to consolidated financial statements

                         CENTRAL GARDEN & PET COMPANY
                               _________________

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                           SIX MONTHS ENDED
                                                        MARCH 26,    MARCH 30,
                                                          1995         1996
                                                        ----------   ----------
Cash Flows From Operating Activities:
  Net Income                                            $  (2,279)   $     428
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                           1,222        1,616
    Gain on sale of land, building and improvements             0         (305)
    Change in assets and liabilities:
      Receivables                                         (24,587)     (49,533)
      Inventories                                         (35,775)     (40,726)
      Prepaid expenses and other assets                    (3,132)         483
      Accounts payable                                     58,503       66,278
      Accrued expenses                                      3,290        4,353
      Deferred income taxes and other long-term
       obligations                                             (4)           6
                                                        ----------   ----------
    Net cash used in operating activities                  (2,762)     (17,400)


Cash Flows From Investing Activities:
  Additions to land, buildings, improvements and
      equipment                                            (1,534)      (2,199)
  Proceeds from sale of land, building and
      improvements                                            400        3,600
                                                        ----------   ----------
    Net cash provided (used) by investing activities       (1,134)       1,401


Cash Flows From Financing Activities:
  Proceeds from (repayments of) notes payable - net         5,442      (17,142)
  Payments on long-term debt                               (1,039)      (2,572)
  Proceeds from issuance of stock - net                        27       35,709
  Payments to reacquire stock                                (537)           0
                                                        ----------   ----------
    Net cash provided by financing activities               3,893       15,995

Net Decrease in Cash                                           (3)          (4)

Cash at Beginning of Period                                   190          143
                                                        ----------   ----------
Cash at End of Period                                   $     187    $     139
                                                        ----------   ----------

Supplemental Information:
  Cash paid for interest                                $   2,694    $   1,542
  Cash paid for income taxes                                  255           17

                See notes to consolidated financial statements

                          CENTRAL GARDEN & PET COMPANY
                                _______________

                       CONSOLIDATED STATEMENTS OF INCOME


                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     SIX MONTHS ENDED       THREE MONTHS ENDED
                                   MARCH 28,   MARCH 30,   MARCH 26,  MARCH 30,
                                     1995        1996        1995       1996
                                   ---------   ---------   ---------  ---------
Net Sales                          $ 181,214   $ 260,132   $ 117,925  $ 182,020
Cost of Goods Sold and Occupancy     153,046     227,006      99,564    160,214
                                   ---------   ---------   ---------  ---------
   Gross Profit                       28,168      33,126      18,361     21,806


Selling, General and
   Administrative Expenses            27,881      29,783      14,772     15,931
                                   ---------   ---------   ---------  ---------
   Income from operations                287       3,343       3,589      5,875


Interest Expense - Net                (3,430)     (2,452)     (1,949)    (1,076)
Other Income (Expense) - Net            (604)       (139)       (332)        27
                                   ---------   ---------   ---------  ---------


Income (loss) before income taxes     (3,747)        752       1,308      4,826

Income Taxes                          (1,468)        324         561      2,035
                                   ---------   ---------   ---------  ---------

   Net Income (Loss)               $  (2,279)  $     428   $     747  $   2,791
                                   =========   =========   =========  =========

Weighted Average Shares
   Outstanding                         5,865      10,381       5,785     11,803
                                   =========   =========   =========  =========

Net Income (Loss) Per Share        $   (0.39)  $    0.04   $    0.13  $    0.24
                                   =========   =========   =========  =========


                See notes to consolidated financial statements

                          Central Garden & Pet Company
                   Notes to Consolidated Financial Statements
                Three Months and Six Months Ended March 30, 1996
                                  (Unaudited)



1.    Basis of Presentation
      ---------------------

The consolidated balance sheet as of March 30, 1996, the consolidated statements of income and cash flows for both the three months and six months ended March 30, 1996 and March 26, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

Due to the seasonal nature of the Company's business, the results of operations for the three months ended March 30, 1996 are not indicative of the operating results that may be expected for the year ending September 28, 1996.


2.    Common Stock Offering
      ---------------------

On November 15, 1995, the Company completed an offering of 5,750,000 shares of its common stock at $6.75 per share before deduction for underwriting commissions and expenses related to the offering. The net proceeds were used to reduce the Company's borrowings under its principal line of credit.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

OVERVIEW

The Company entered into a long-term agreement, effective October 1, 1995, with Solaris, its largest supplier, whereby the Company serves as master agent and master distributor for sales of Solaris products within the United States. The agreement also provides for the Company to perform a wide range of value added services including logistics, order processing and fulfillment, inventory management and merchandising, principally for Solaris' direct sales accounts. The Company expects that as a result of the Solaris Agreement, a majority of its sales of Solaris products will be derived from servicing Solaris direct accounts, whereas historically, a majority of such sales were made by the Company as a traditional distributor.

A substantial portion of these sales are expected to consist of large shipments to customer distribution centers. This type of sale is characterized by lower gross margins as a percent of sales and lower associated operating costs. The collective impact of these factors is expected to substantially increase the Company's sales of Solaris products, increase gross profit and lower gross margins as a percent of sales.

The Solaris Agreement provides for the Company to be reimbursed for costs incurred in connection with the services provided to Solaris' direct sales accounts and to receive payments based on the sales growth of Solaris products. The Company will also share with Solaris in the economic benefits of certain cost reductions, to the extent realized. As a result, management believes that the Company's profitability will be more directly attributable to the success of Solaris than it has been in the past.

In 1995 the Company changed its fiscal year to the last Saturday in September. As a result, the Company's first quarter of Fiscal 1996 ended on December 30, 1995 and its second quarter ended on March 30, 1996.


                       THREE MONTHS ENDED MARCH 30, 1996
                COMPARED WITH THREE MONTHS ENDED MARCH 26, 1995

Net sales for the three months ended March 30, 1996 increased by 54.4% or $64.1 million to $182.0 million from $117.9 million during the three months ended March 26, 1995. Of the $64.1 million increase, approximately $45.3 million is attributable to sales generated under the new Solaris Agreement, principally to retail distribution centers. The balance of the increase in net sales, $18.8 million is attributable to (i) expanded product listings and new store openings with existing customers, (ii) addition of approximately 244 Wal-Mart stores in the midwest region previously serviced by a competitor, (iii) more favorable weather patterns in the California market, and (iv) increased sales in the pet supplies operations.

Gross profit increased by 18.8% or $3.4 million from $18.4 million during the three months ended March 26, 1995 to $21.8 million for the comparable 1996 period. Gross profit as a percentage of net sales decreased from 15.6% in the three months ended March 26, 1995 to 12.0% for the similar period in 1996. The decline in the gross profit percentage relates principally to a substantial increase in sales of Solaris products to retail distribution centers. As noted in the Overview section above, this type of sale generally is characterized by lower gross margins as a percent of sales. Additionally, the current quarter gross profit percentage was adversely impacted by the elimination of certain discounts and rebates which historically had been part of the Solaris marketing programs.

As part of the Company's responsibility under the Solaris Agreement, sales, principally to retail distribution centers, are to be sourced from a centralized warehouse to be staffed and managed by the Company. A portion of the total fee for servicing these retailers from this location is designed to cover the Company's actual costs for warehousing and shipping. Due to a delay in transitioning the operations of the warehouse from Solaris to the Company, these costs have been incurred by Solaris; consequently both the fee and related expenses are not included as part of the Company's operating results. The Company now expects to commence operating this facility in the early part of the fourth quarter. Gross profit will be positively impacted in the fourth quarter and in the future by centralized warehouse fees because the fees will be recorded as revenue while the related costs will be reflected as operating expenses.

Selling, general and administrative expenses increased by $1.2 million during the three months ended March 30, 1996 from $14.7 million for the comparable 1995 period. As a percentage of net sales, these expenses decreased from 12.5% in 1995 to 8.8% in 1996. This percentage decrease in expenses relates principally to the fixed operating expenses being spread over a substantially higher sales volume.

Interest expense decreased from $1.9 million during the second quarter of 1995 to $1.1 million for the comparable 1996 period. The decrease of $.8 million is attributed to lower average outstanding borrowings as a result of applying the proceeds from the sale of 5,750,000 shares of common stock which was completed in November 1995 coupled with the termination of a financing agreement with the Company's major supplier. Average short-term borrowings for the three months ended March 30, 1996 were $24.8 million compared to $62.0 million for the comparable 1995 period. The average interest rates were 10.0% and 10.6%, respectively.

The Company's effective income tax rate for the three months ended March 30, 1996 decreased to 42.2% compared with 42.9% for the similar 1995 period.


                        SIX MONTHS ENDED MARCH 30, 1996
                 COMPARED WITH SIX MONTHS ENDED MARCH 26, 1995

Net sales for the first half of fiscal year 1996 increased by 43.5% or $78.9 million to $260.1 million from $181.2 million for the first half of 1995. Of the $78.9 million increase, approximately $60.4 million is attributable to sales resulting from the Solaris Agreement, principally to retail distribution centers. The increase in sales from existing operations, $18.5 million, was due principally to the addition of stores previously serviced by a competitor, expanded product placements and new store openings with existing customers, as well as an increase in sales of pet supplies.

Gross profit increased by 17.6% or $4.9 million from $28.2 million during the six months ended March 26, 1995 to $33.1 million for the comparable 1996 period. Gross profit as a percentage of net sales decreased from 15.5% in the six months ended March 26, 1995 to 12.7% for the similar 1996 period. The decrease in gross profit as a percentage of net sales is primarily due to the increase in sales to high volume, low service retail distribution centers principally in the second quarter of 1996. Additionally, the gross profit percentage was adversely impacted by the elimination of certain discounts and rebates which historically had been part of the Solaris marketing programs.

As part of the Company's responsibility under the Solaris Agreement, sales, principally to retail distribution centers, are to be sourced from a centralized warehouse to be staffed and managed by the Company. A portion of the total fee for servicing these retailers from this location is designed to cover the Company's actual costs for warehousing and shipping. Due to a delay in transitioning the operations of the warehouse from Solaris to the Company, these costs have been incurred by Solaris; consequently both the fee and related expenses are not included as part of the Company's operating results. The Company now expects to commence operating this facility in the early part of the fourth quarter. Gross profit will be positively impacted in the fourth quarter and in the future by centralized warehouse fees because the fees will be recorded as revenue while the related costs will be reflected as operating expenses.

For the six months ended March 30, 1996, selling, general and administrative expenses increased by $1.9 million from $27.9 million for the comparable 1995 period. As a percentage of net sales, these expenses decreased from $15.4% during the first half of 1995 to 11.4% for the same period in 1996. The increase of $1.9 million is associated principally with the increase in net sales.

Interest expense for the six months ended March 30, 1996 decreased by 28.5% or $1.0 million from $3.4 million for the six months ended March 26, 1995. The decrease is due principally to lower average outstanding borrowing as a result of applying the proceeds from the sale of 5,750,000 shares of the Company's stock in November 1995 and the termination of the Monsanto trade financing agreement. Average short-term borrowings for the six months ended March 30, 1996 were $33.8 million compared to $81.5 million for the comparable 1995 period. The outstanding borrowings include amounts due to Solaris under the Monsanto trade financing agreement which ended in November 1995. Purchases of Solaris products are currently handled on typical credit terms with extended due dates.

The Company's effective income tax rate for the first half of fiscal 1996 increased to 43.1% compared with 39.2% for the comparable 1995 period, principally due to the impact of non-deductible goodwill amortization.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its growth through a combination of bank borrowings, supplier credit and internally generated funds. In addition, the Company received net proceeds (after offering expenses) of approximately $54.0 million from its two public offerings.

The Company's business is highly seasonal and its working capital requirements and capital resources track closely to this seasonal pattern. During the first fiscal quarter accounts receivables reach their lowest level while inventory, accounts payable, and short-term borrowings begin to increase. Since the Company's short-term credit line fluctuates based upon a specified asset borrowing base, this quarter is typically the period when the asset borrowing base is at its lowest and consequently the Company's ability to borrow is at its lowest. During the second quarter, receivables, accounts payable and short-term borrowings begin to increase, reflecting the build-up of inventory and related payables in anticipation of the peak selling season. During the third quarter, inventory levels decrease while accounts receivable peak and short-term borrowings start to decline as cash collections are received during the peak selling season. During the fourth quarter, inventory levels are at their lowest, and accounts receivable and payables are substantially reduced through conversion of receivables to cash.

For the six months ended March 30, 1996, the Company used cash in operating activities of $17.4 million reflecting the normal cycle of inventory and receivables build up. Net cash generated from investing activities of $1.4 million resulted from the sale of the Visalia, California warehouse. This facility had been leased to a third party since February, 1995, and was not considered necessary for future requirements. Cash generated from financing activities of $16.0 million consisted of net proceeds from the sale of 5,750,000 shares of the Company's stock less repayment of debt.

The Company has a $75 million line of credit with Congress Financial Corporation (Western). The available amount under the line of credit fluctuates based upon a specific asset borrowing base. The line of credit, which bears interest at a rate equal to the prime rate plus 3/4% per annum, is secured by substantially all of the Company's assets. At March 30, 1996, the Company had outstanding borrowings of approximately $19.8 million and had an additional $55.2 million of available borrowing capacity under this line. The Company's line of credit contains certain financial covenants such as minimum net worth and minimum working capital requirements. The line also requires the lender's prior written consent to any acquisition of a business.

The Company had a financing arrangement with a financing affiliate of Monsanto Company pursuant to which Monsanto permitted the Company to borrow up to $81.0 million for the purchase of Solaris products. Such borrowings were secured by a first priority lien on the Company's inventory of Solaris products and a second priority lien on all other inventories and receivables and bore interest at a rate 1-1/2% below the prime rate. This arrangement expired on November 15, 1995. Subsequent to that date financing arrangements with Monsanto have been on extended credit terms.

The Company believes that cash flow from operations, funds available under its line of credit, arrangements with suppliers and net proceeds received from its sale of common stock in November 1995 will be adequate to fund its presently anticipated working capital requirements for the foreseeable future. The Company anticipates that its capital expenditures will not exceed $2.8 million for the next 12 months.

As part of its growth strategy, the Company has engaged in acquisition discussions with a number of companies in the past and it anticipates it will continue to evaluate potential acquisition candidates. If one or more potential acquisition opportunities, including those that would be material, become available in the near future, the Company may require additional external capital. In addition, such acquisitions would subject the Company to the general risks associated with acquiring companies, particularly if the acquisitions are relatively large.

    CENTRAL GARDEN & PET COMPANY                           FORM 10-Q


II. OTHER INFORMATION

    4.    Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          (a)    The annual meeting of shareholders was held on February
                 20, 1996.

          (b) The following directors were elected at the meeting:

              William E. Brown
              Glenn W. Novotny
              Lee D. Hines, Jr.
              Daniel Hogan

              The foregoing constitute all members of the Board of Directors of the Company.

          (c) At the annual meeting, the shareholders voted to approve a proposal to amend the 1993 Omnibus Equity Incentive Plan and to increase the number of authorized common shares by 29,000,000.

              Set forth below is a tabulation with respect to the matters voted on at the meeting:

                                                         AGAINST                      BROKER
                                              FOR      OR WITHHELD    ABSTENTIONS    NON-VOTES
Proposal to amend 1993 Omnibus Equity
Incentive Plan

    Common Stock                           4,061,164    2,307,190        11,761      1,662,030
    Class B Stock                          2,088,732        - 0 -         - 0 -          - 0 -

Proposal to increase
authorized Common
Stock by 29,000,000 shares

    Common Stock                           7,278,204      752,180        11,761          - 0 -
    Class B Stock                          2,088,732        - 0 -         - 0 -          - 0 -

                                         AGAINST                      BROKER
                              FOR      OR WITHHELD    ABSTENTIONS    NON-VOTES
ELECTION OF DIRECTORS

William E. Brown
     Common                7,985,094      57,051
     Class B               2,043,184      45,548

Glenn W. Novotny
     Common                7,985,744      56,401
     Class B               2,043,184      45,548

Lee D. Hines, Jr.
      Common               7,985,244      56,901
      Class B              2,043,184      45,548

Daniel P. Hogan, Jr.
      Common               7,985,444      56,701
      Class B              2,043,184      45,548

                  (d)   Inapplicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (b) No reports on Form 8-K were filed during the quarter ended
                March 30, 1996.

CENTRAL GARDEN & PET COMPANY                             FORM 10-Q



                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                   CENTRAL GARDEN & PET COMPANY
                          ------------------------------------------------
                                           Registrant


                          Dated:  May 8, 1996




                          ------------------------------------------------
                          William E. Brown, Chairman of the Board and
                          Chief Executive Officer


                          /s/ Robert B. Jones
                          ------------------------------------------------
                          Robert B. Jones, Vice President-Finance and
                          Chief Financial Officer