Form 10-Q
period 1996-06-29
CENTRAL GARDEN & PET COMPANY
filed 1996-08-12
CIK 887733

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1996
                              -------------------------------------------------

                                      or

[_] TRANSITION REPORT PURSUANT OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------  ------------------------

Commission File Number:                           0-20242
                       --------------------------------------------------------

                         CENTRAL GARDEN & PET COMPANY
- -------------------------------------------------------------------------------

           Delaware                                       68-0275553
- -------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

         3697 Mt. Diablo Blvd., Suite 310, Lafayette, California 94549
- -------------------------------------------------------------------------------
                   (Address of principle executive offices)

- -------------------------------------------------------------------------------

                                (510) 283-4573
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- -------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of June 29, 1996         9,503,487

Class B Stock Outstanding as of June 29, 1996        2,166,075

                                                                       FORM 10-Q

CENTRAL GARDEN & PET COMPANY



Part 1-     FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                         CENTRAL GARDEN & PET COMPANY

                              ------------------

                          CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,            June 29,
                                                                                     1995                  1996
                                                                                 --------------          ----------
                                                                                                         (Unaudited)
                                                                                              (In thousands)
                                    ASSETS
Current Assets:
  Cash                                                                              $    143                $    121
  Accounts receivable (less allowance for doubtful
      accounts of $4,161 and 4,471)                                                   41,315                 120,109
  Inventories                                                                         69,425                 107,225
  Prepaid expenses and other assets                                                    5,751                   5,682
                                                                                    --------                --------
          Total current assets                                                       116,634                 233,137

Land, Buildings, Improvements and Equipment:
  Land                                                                                   982                     431
  Buildings and improvements                                                           6,031                   3,441
  Transportation equipment                                                             2,174                   1,876
  Warehouse equipment                                                                  6,106                   6,736
  Office furniture and equipment                                                       6,631                   7,036
                                                                                    --------                --------
    Total                                                                             21,924                  19,520
      Less accumulated depreciation and amortization                                   9,846                   9,945
                                                                                    --------                --------
        Land, buildings, improvements and equipment - net                             12,078                   9,575

Goodwill                                                                              11,013                  11,144

Other Assets                                                                           2,955                   2,852
                                                                                    --------                --------
Total                                                                               $142,680                $256,708
                                                                                    ========                ========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                                                     $ 37,971                $ 23,797
  Accounts payable                                                                    45,120                 123,913
  Accrued expenses                                                                     6,528                  15,224
  Current portion of long-term debt                                                    1,699                   1,620
                                                                                    --------                --------
          Total current liabilities                                                   91,318                 164,554

Long-Term Debt                                                                        11,130                   8,635

Deferred Income Taxes and Other Long-Term
  Obligations                                                                          1,830                   1,771

Commitments and Contingencies

Shareholders'  Equity:
  Preferred stock, $.01 par value: 100 shares outstanding
    September 30, 1995 and June 29, 1996                                                  --                      --
  Class B stock, $.01 par value: 2,178,874 shares outstanding September 30, 1995,
    2,166,075 shares outstanding June 29, 1996                                            22                      22
  Common stock, $.01 par value: 3,606,964 shares outstanding September 30, 1995
    9,529,487 shares issued and 9,503,487 outstanding June 29, 1996                       36                      95
  Additional paid-in capital                                                          28,267                  64,802
  Retained earnings                                                                   10,330                  17,393
  Restricted stock deferred compensation                                                (253)                   (200)
  Treasury stock, at cost                                                                 --                    (364)
                                                                                    --------                --------
          Total shareholders' equity                                                  38,402                  81,748
                                                                                    --------                --------
Total                                                                               $142,680                $256,708
                                                                                    ========                ========

                See notes to consolidated financial statements

                         CENTRAL GARDEN & PET COMPANY

                              ------------------

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                 Nine Months Ended                  Three Months Ended

                                          June 25,              June 29,       June 25,        June 29,
                                            1995                  1996           1995            1996
                                         ----------            ----------     ----------      ----------
Net Sales                                  $335,058              $487,723       $153,844        $227,591
Cost of Goods Sold and Occupancy            284,937               423,947        131,891         196,941
                                           --------              --------       --------        --------
   Gross profit                              50,121                63,776         21,953          30,650

Selling, General and
   Administrative Expenses                   43,965                47,996         16,084          18,213
                                           --------              --------       --------        --------
   Income from operations                     6,156                15,780          5,869          12,437

Interest Expense - Net                       (5,576)               (3,414)        (2,146)           (962)
Other Income (Expense) - Net                 (1,037)                 (136)          (433)              3
                                           --------              --------       --------        --------

Income (loss) before income taxes              (457)               12,230          3,290          11,478

Income Taxes                                    (22)                5,167          1,446           4,843
                                           --------              --------       --------        --------
   Net Income (Loss)                       $   (435)             $  7,063       $  1,844        $  6,635
                                           ========              ========       ========        ========


Weighted Average Shares Outstanding           5,869                10,811          5,880          11,973
                                           ========              ========       ========        ========

Net Income (Loss) Per Share                $  (0.07)             $   0.65       $   0.31        $   0.55
                                           ========              ========       ========        ========

                See notes to consolidated financial statements

                         CENTRAL GARDEN & PET COMPANY

                              -------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                (In thousands)

                                                                             Nine Months Ended

                                                                       June 25,               June 29,
                                                                         1995                   1996
                                                                      ----------             ----------
Cash Flows From Operating Activities:
  Net Income (loss)                                                     $   (435)             $  7,063
  Adjustments to reconcile net income (loss) to net cash
       provided (used) by operating activities:
     Depreciation and amortization                                         1,908                 1,707
     Gain on sale of land, building and improvements                           0                  (305)
     Change in assets and liabilities:
       Receivables                                                       (28,443)              (78,794)
       Inventories                                                       (12,685)              (37,800)
       Prepaid expenses and other assets                                  (4,106)                 (320)
       Accounts payable                                                   63,740                78,793
       Accrued expenses                                                    5,019                 9,049
       Deferred income taxes and other long-term obligations                  23                    18
                                                                        --------              --------
     Net cash provided (used) by operating activities                     25,021               (20,589)

Cash Flows From Investing Activities:
  Additions to land, buildings, improvements and equipment                (2,042)               (1,791)
  Payments to acquire company, net of cash acquired                       (1,341)                    0
  Proceeds from sale of land, building and improvements                      400                 3,600
                                                                        --------              --------
     Net cash provided (used) by investing activities                     (2,983)                1,809

Cash Flows From Financing Activities:
  Proceeds from (repayments of) notes payable - net                      (17,375)              (14,174)
  Payments on long-term debt                                              (2,419)               (2,574)
  Proceeds from issuance of stock - net                                       40                35,870
  Payments to reacquire stock                                               (539)                 (364)
                                                                        --------              --------
     Net cash provided (used) by financing activities                    (20,293)               18,758

Net Increase (decrease) in Cash                                            1,745                   (22)

Cash at Beginning of Period                                                  190                   143
                                                                        --------              --------
Cash at End of Period                                                   $  1,935              $    121
                                                                        ========              ========

Supplemental Information:
  Cash paid for interest                                                $  3,534              $  2,542
  Cash paid for income taxes                                               1,098                   325
  Assets (excluding cash) acquired through purchase of company             1,341

                See notes to consolidated financial statements

                         CENTRAL GARDEN & PET COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTHS AND NINE MONTHS ENDED JUNE 29, 1996
                                  (UNAUDITED)



1.  Basis of Presentation
    ---------------------

     The consolidated balance sheet as of June 29, 1996, the consolidated statements of income for both the three months and nine months ended June 29, 1996 and June 25, 1995 and consolidated cash flows for the nine months ended June 29, 1996 and June 25, 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

     Due to the seasonal nature of the Company's business, the results of operations for the three months ended June 29, 1996 are not indicative of the operating results that may be expected for the year ending September 28, 1996.


2.   Recent Acquisitions
     -------------------

     On July 12, 1996, the Company completed the acquisition of Kenlin Pet Supply, Inc. Kenlin, the largest distributor of pet supplies in the eastern United States, operates in 17 states and has approximately 290 employees. Under the terms of the agreement, Central paid an aggregate of $33,000,000 in cash to acquire or redeem all of Kenlin's outstanding stock and eliminate all of its outstanding debt. Kenlin's revenues for 1995 were approximately $63,000,000.

     Also on July 12, 1996, the Company acquired the assets of Longhorn Pet Supply, Inc., a distributor of pet supplies in Texas, Louisiana and Oklahoma. The purchase price was $1,580,000. Longhorn's revenues for 1995 were approximately $13,100,000.


3.   Common Stock Offering
     ---------------------

     On August 1, 1996 the Company completed an offering of 2,752,500 shares of its Common stock at $18.00 per share before deduction for underwriting commission and expenses related to the offering. The net proceeds were used to reduce the Company's borrowings under its principal line of credit.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


OVERVIEW

The Company entered into a long-term agreement, effective October 1, 1995, with Solaris, its largest supplier, whereby the Company serves as master agent and master distributor for sales of Solaris products within the United States. The agreement also provides for the Company to perform a wide range of value added services including logistics, order processing and fulfillment, inventory management and merchandising, principally for Solaris' direct sales accounts.
As a result of the Solaris Agreement, a majority of the Company's sales of Solaris products are now derived from servicing Solaris direct accounts, whereas historically, a majority of such sales were made by the Company as a traditional distributor.

A substantial portion of these sales now consist of large shipments to customer distribution centers. This type of sale is characterized by lower gross margins as a percent of sales and lower associated operating costs. The collective impact of these factors has served to substantially increase the Company's sales of Solaris products, increase gross profit and lower gross margins as a percent of sales.

The Solaris Agreement provides for the Company to be reimbursed for costs incurred in connection with the services provided to Solaris' direct sales accounts and to receive payments based on the sales growth of Solaris products. The Company will also share with Solaris in the economic benefits of certain cost reductions, to the extent realized. As a result, management believes that the Company's profitability has become more directly attributable to the success of Solaris than it was in the past.


                       THREE MONTHS ENDED JUNE 29, 1996
                COMPARED WITH THREE MONTHS ENDED JUNE 25, 1995

Net sales for the three months ended June 29, 1996 increased by 47.9% or $73.8 million to $227.6 million from $153.8 million during the three months ended June 25, 1995. Substantially all of the sales increase was attributable to the lawn and garden segment of the business of which approximately $35.4 million related to sales generated under the new Solaris agreement. The balance of the increase in net sales, $38.4 million is attributable to (i) expanded product listings and new store openings with existing customers, (ii) addition of approximately 244 Wal-Mart stores in the midwest region previously serviced by a competitor, (iii) more favorable weather patterns in the Western region.

Gross profit increased by 39.6% or $8.7 million from $22.0 million during the three months ended June 25, 1995 to $30.7 million for the comparable 1996 period. Gross profit as a percentage of net sales decreased from 14.3% in the three months ended June 25, 1995 to 13.5% for the similar period in 1996. The decline in the gross profit percentage relates principally to the increase in sales of Solaris products to retail distribution centers. As noted in the Overview section above, this type of sale is characterized by lower gross margins as a percent of sales. Selling, general and administrative expenses increased by $2.1 million during the three months ended June 29, 1996 from $16.1 million for the comparable 1995 period. As a percentage of net sales these expenses decreased from 10.5% in

1995 to 8.0% in 1996. This percentage decrease in expenses relates principally to the fixed portion of the operating expenses being spread over a substantially greater sales volume.

Interest expense decreased by $1.1 million from $2.1 million during the three months ended June 25, 1995 to $1.0 million for the comparable 1996 period.
The decrease in interest expense is attributed to lower average outstanding borrowings as a result of applying the proceeds from the sale of 5,750,000 shares of the Company's stock in November 1995 coupled with the termination of a financing agreement with the Company's major supplier. Average short-term borrowings for the quarter ended June 29, 1996 were $23.1 million compared to $77.1 million for the comparable 1995 period. The average interest rates were 10.4% and 6.9%, respectively.

The Company's effective income tax rate for the three months ended June 29, 1996 decreased to 42.2% compared with 43.9% for the comparable 1995 period. The decrease in effective rate is related principally to the non-deductible amortization of intangibles being a smaller component of net income during the three months ended June 29, 1996 compared with the similar 1995 period.


                        NINE MONTHS ENDED JUNE 29, 1996
                 COMPARED WITH NINE MONTHS ENDED JUNE 25, 1995

Net sales for the nine months ended June 29, 1996 increased by 45.5% or $152.6 million to $487.7 million from $335.1 million for the comparable 1995 period. Of the $152.6 million increase, approximately $95.8 million is attributable to sales resulting from the Solaris Agreement, principally to retail distribution centers. The balance of the sales increase, $56.8 million was due principally to the addition of stores previously serviced by a competitor, expanded product placements and new store openings with existing customers, as well as an increase in sales of pet supplies.

Gross profit increased by 27.3% or $13.7 million from $50.1 million during the nine months ended June 25, 1995 to $63.8 million for the comparable 1996 period. Gross profit as a percentage of net sales decreased from 15.0% in the nine months ended June 25, 1995 to 13.1% for the similar 1996 period. The decrease in gross profit as a percentage of net sales is primarily due to the increase in sales to high volume, low service level retail distribution centers principally in the second and third quarters of 1996. Additionally, the gross profit percentage was adversely impacted by the elimination of certain discounts and rebates which historically had been part of the Solaris marketing programs.

For the nine months ended June 29, 1996, selling, general and administrative expenses increased by $4.0 million from $44.0 million for the comparable 1995 period. As a percentage of net sales, these expenses decreased from 13.1% during the first nine months of 1995 to 9.8% for the same period in 1996. The increase of $4.0 million is associated principally with the increase in net sales. The decrease in these expenses as a percentage of net sales relates to the fixed portion of these expenses being spread over substantially greater sales volume in 1996 compared with 1995.

Interest expense for the nine months ended June 29, 1996 decreased by 39.3% or $2.2 million from $5.6 million for the nine months ended June 25, 1995. The decrease is attributable principally to lower average outstanding borrowing as a result of applying the proceeds from the sale of 5,750,000 shares of the Company's stock in November, 1995 and the termination of the Monsanto trade financing agreement. Average short-term borrowings for the nine months ended June 29, 1996 were $30.8 million compared to $82.7 million for the comparable 1995 period. The outstanding borrowings include amounts due to Solaris under the Monsanto trade financing agreement which ended in November, 1995. Purchases of Solaris products are currently handled on typical credit terms with extended due dates. The average interest rates for the nine months ended June 29, 1996 and June 25, 1995 were 10.2% and 7.6%, respectively.

The Company's effective income tax rate for the first nine months of fiscal 1996 was 42.2%.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements, including the possibility of unanticipated costs and difficulties related to the integration of the Kenlin acquisition and other acquisitions, the Company's dependence on sales of Solaris products, the Company's dependence on sales to Wal-Mart, Home Depot and other large retailers, the impact in the Company's results of operations of seasonality and weather, and other risks disclosed in the Company's SEC filings.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its growth through a combination of bank borrowings, supplier credit and internally generated funds. In addition, the Company received net proceeds (after offering expenses) of approximately $54.0 million from its two public offerings in July, 1993 and November, 1995. Further, the Company recently completed its third public offering in July, 1996 generating approximately $46.8 million net of underwriting commissions.

The Company's business is highly seasonal and its working capital requirements and capital resources track closely to this seasonal pattern. During the first fiscal quarter accounts receivable reach their lowest level while inventory, accounts payable, and short-term borrowings begin to increase. Since the Company's short-term credit line fluctuates based upon a specified asset borrowing base, this quarter is typically the period when the asset borrowing base is at its lowest and consequently the Company's ability to borrow is at its lowest. During the second quarter, receivables, accounts payable and short-term borrowings begin to increase, reflecting the build-up of inventory and related payables in anticipation of the peak selling season. During the third quarter, principally due to the new Solaris Agreement, inventory levels remain relatively constant while accounts receivable peak and short-term borrowings start to decline as cash collections are received during the peak selling season. During the fourth quarter, inventory levels are at their lowest, and accounts receivable and payables are substantially reduced through conversion of receivables to cash.

For the nine months ended June 29, 1996, the Company used cash in operating activities of $20.6 million reflecting the normal cycle of inventory and receivables build up. Net cash generated from investing activities of $1.8 million resulted from the sale of the Visalia, California warehouse. This facility had been leased to a third party since February, 1995 and was not considered necessary for future requirements. Cash generated from financing activities of $18.8 million consisted of net proceeds from the sale of 5,750,000 shares of the Company's stock less repayment of debt.

The Company has a $75 million line of credit with Congress Financial Corporation (Western). The available amount under the line of credit fluctuates based upon a specific asset borrowing base. The line of credit, which bears interest at a rate equal to the prime rate plus 3/4% per annum, is secured by substantially all of the Company's assets. At June 29, 1996, the Company had outstanding borrowings of approximately $23.8 million and had an additional $51.2 million of available borrowing capacity under this line. The Company's line of credit contains certain financial covenants such as minimum net worth and minimum working capital requirements. The line also requires the lender's prior written consent to any material acquisition of a business.

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

The Company believes that cash flow from operations, funds available under its line of credit and arrangements with suppliers will be adequate to fund its presently anticipated working capital requirements for the foreseeable future. The Company anticipates that its capital expenditures will not exceed $3.0 million for the next 12 months.

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

          (b) No reports on Form 8-K were filed during the quarter ended June 29, 1996.

CENTRAL GARDEN & PET COMPANY                              FORM 10-Q


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                          CENTRAL GARDEN & PET COMPANY
                                  ---------------------------------------------
                                                    Registrant


                                  Dated:  August 7, 1996



                                  ---------------------------------------------
                                  William E. Brown, Chairman of the Board and
                                  Chief Executive Officer


                                  /s/ Robert B. Jones
                                  ---------------------------------------------
                                  Robert B. Jones, Vice President-Finance and
                                  Chief Financial Officer