Form 10-K
period 1996-09-28
CENTRAL GARDEN & PET COMPANY
filed 1996-12-16
CIK 887733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

             [X]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                   Commission File Number
   September 28, 1996                              0-20242
--------------------------                  ----------------------

                         CENTRAL GARDEN & PET COMPANY
         ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    68-0275553
-------------------------------                  ----------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                    Identification Number)

            3697 Mt. Diablo Boulevard, Lafayette, California  94549
         -------------------------------------------------------------
             (Address of principal executive offices)   (Zip Code)
                       Telephone Number:  (510) 283-4573

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
Title of each class                           on which registered
-------------------                          ---------------------

         None                                          None
-------------------                          ---------------------

Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock
                   -----------------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                                -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   [_]

     At December 11, 1996, the aggregate market value of the registrant's Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $243,820,529 and $275,378, respectively.

     At December 11, 1996, the number of shares outstanding of registrant's Common Stock was 12,607,290. In addition, on such date the registrant had outstanding 1,865,939 shares of its Class B Stock which is convertible into Common Stock on a share-for-share basis.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders - Part III of this Form 10-K.

                                     PART I

Item 1 - Business
-----------------

GENERAL

     The Company is the largest national distributor of lawn and garden products as well as a major distributor of pet and pool supplies. The Company's business strategy is to capitalize on its national presence, comprehensive product selection, menu of value-added services and efficient operations. Utilizing these capabilities, the Company strives to develop and enhance servicing relationships with both large national and regional retailers as well as manufacturers.

     The Company was incorporated in Delaware in June 1992 and is the successor to a California corporation which was incorporated in 1955. Unless the context otherwise requires, references herein to the Company include Central Garden & Pet Company and its subsidiaries, and their predecessor companies and subsidiaries. The Company's principal executive offices are located at 3697 Mt. Diablo Boulevard, Lafayette, California 94549 and its telephone number is (510) 283-4573.

RECENT DEVELOPMENTS

     On November 15, 1996, the Company completed the sale of an aggregate of $115,000,000 of 6% Convertible Subordinated Notes due 2003. The net proceeds to the Company were approximately $111,400,000. On July 19, 1996 the Company completed the sale of 2,752,500 shares of Common Stock. The net proceeds to the Company were approximately $46,100,000.

     In October 1996, the Company entered into a definitive agreement to acquire the United States and Canada flea and tick business of Sandoz Agro, Inc. (the "Sandoz Flea & Tick Acquisition"). The acquisition includes products, such as on-animal sprays, shampoos and powders, collars, indoor foggers, aerosols, concentrates and pump sprays, based on the active ingredient Methoprene. The acquisition includes ownership in the United States and Canada of the Zodiac and Vet-Kem trademarks as well as those for Ovitrol, Siphotrol, Fleatrol, vIGRen, Pector, Precor and Natural Signature. The acquisition is expected to close before March 1997. However, the consummation of the acquisition is subject to a number of conditions, including the Federal Trade Commission ("FTC") approval relating to the divestiture of the Sandoz Flea and Tick business in connection with the merger of Sandoz Ltd. and Ciba-Geigy Limited into Novartis AG, and there can be no assurance that FTC approval will be obtained or that the Sandoz Flea and Tick Acquisition will be consummated.

     On July 12, 1996, the Company acquired Kenlin Pet Supply, Inc. ("Kenlin"), the largest distributor of pet supply products in the eastern United States. Kenlin, which is based on Mahwah, New Jersey, operates in 17 eastern states and has approximately 290 employees. Under the terms of the stock purchase agreement, the Company paid an aggregate of $33 million in cash to acquire or redeem all of Kenlin's outstanding stock and eliminate all of its outstanding debt.

     Effective October 1, 1995, the Company entered into an agreement with The Solaris Group ("Solaris"), the manufacturer of Ortho, Round-Up and Green Sweep lawn and garden products, to become the master agent and master distributor for sales of Solaris products nationwide. Under the agreement, which has an initial four year term, the Company provides a wide range of value-added services in connection with sales of Solaris products, including logistics, order processing and fulfillment, inventory distribution and merchandising. Solaris is the Company's largest supplier, and the Company believes that Solaris products accounted for approximately 44% of the Company's net sales in fiscal 1996.
Prior to fiscal 1996, the Company had been a non-exclusive distributor for Solaris, which had increasingly pursued direct sales to retailers thereby adversely impacting the Company's operating results.

     In 1995, the Company changed its fiscal year end to the last Saturday in September. Accordingly, the fiscal period ended September 30, 1995 (hereinafter referred to as fiscal 1995) was a nine month period.

PRODUCTS

     The Company offers its customers a comprehensive selection of brand name lawn, garden, pet and pool supplies. This selection consists of approximately 45,000 products from approximately 1,000 manufacturers. The Company generally focuses on those lawn and garden brand name products that are suited to distribution due to their seasonality, variable sales movements, complexity to consumers and retailers, handling and transportation difficulties, and which therefore generally require value-added services. The Company focuses on these types of products because it believes that retailers cannot source these products directly from suppliers as effectively as they can through distributors and that manufacturers of these products are likely to view the services offered by the Company as highly desirable and cost-effective. The Company carries many of the best-known brands in pet foods and supplies and combines these products into single shipments, providing its pet supplies customers a wide variety of products on a cost-effective basis.

The Company does not carry live plants, animals, power tools or high priced items which are generally sourced directly from manufacturers. The Company believes that its broad and deep selection of products permits retailers to fulfill substantially all of their lawn, garden, pet and pool supply requirements from a single source. In fiscal 1996, substantially all of the Company's products had suggested retail prices of $20 or less.

     In fiscal 1996, lawn and garden products accounted for approximately 76% of the Company's net sales, pet supplies accounted for approximately 19% and pool supplies accounted for approximately 5%. In order to reduce the seasonality of its business and improve the efficient use of its distribution system during the non-peak selling season, the Company offers Christmas trees and other products.

SALES AND SERVICE

     The Company's strategy is to offer a broad range of services to help retailers and manufacturers maximize their sales and profitability. The Company has implemented this strategy by developing a knowledgeable and profit-incented sales force and by offering a broad menu of services.

     Sales

     At September 28, 1996, the Company employed approximately 375 sales and marketing personnel located throughout its distribution center network. Sales and marketing personnel typically service retail customers within a 250 mile radius of the distribution centers. They are trained with knowledge of local market conditions, the Company's products and merchandising skills. A significant number of sales personnel are certified nurserymen, horticultural graduates and/or master gardeners. The Company has divided its sales force into key account managers, who act as consultants to the buyers of large retailers, and field sales personnel, who are responsible for servicing specific retail customers in their assigned territory.

     Menu of Value-Added Services

     The Company offers retailers and manufacturers a comprehensive menu of value-added services with separate or combination prices from which each customer may select according to its individual needs. Each value-added service is generally designed either to increase a retailer's sales or decrease a retailer's costs. The Company generally offers retailers deliveries within one business day from the time the Company receives an order. In addition to the standard delivery services, many of the Company's customers choose a high percentage of the value-added services listed below.

          Program Development. The Company's key account managers recommend and assist retail buyers in developing national and local product listings, advertising, promotions and shelf space planning at the beginning of and during the peak selling season to optimize store sales and profits.

          Training of Store Employees. The Company's sales personnel conduct formal and informal product training sessions with store personnel to help them provide informed consumer service. The Company believes that the demand for this service is greater at larger regional and national retail chains due to their higher employee turnover and employee inexperience with gardening products.

          Weekend Consumer Clinics. Sales personnel also conduct and assist in preparing and giving in-store weekend consumer education clinics to help increase retail sales and improve consumer relations.

          Designing and Setting Store Displays. The Company's sales personnel assist in designing and planning store shelves at the beginning of each season. Their expertise in product knowledge, sales trends, in-season promotions and consumer demand for specific products allows them to help each store adjust shelf stock and displays to increase sales in a timely fashion.

          Point-of-Purchase. The Company assists the manufacturer and retailer in the design and installation of point-of-purchase ("POP") material to increase sales. The POP material is generally matched to manufacturers' advertising and promotions as well as local lawn, gardening and insect problems.

          Merchandising of Shelf Stock. The Company's store service personnel physically restock store shelves with all the Company's merchandise on a weekly basis. This service can also include price stickering for stores not on electronic point-of-sale systems.

          Electronic Data Interchange ("EDI"). The Company's systems offer EDI capabilities to retailers which can include paperless invoices, payments and product history movements to help retailers monitor, plan and order products at a lower administrative cost.

          "Hot Shot" Deliveries. The Company offers rush deliveries to help retailers satisfy high consumer demand. This service is often critical to keep retailers from being out-of-stock on a weekend during the peak selling season.

     The Company believes that retailers choose these services because the Company can in many cases provide them more efficiently and effectively than manufacturers or retailers themselves. The Company's sales force often advises and assists store management to increase or decrease shelf space of certain products to match the expected and unexpected seasonal demands. The Company believes that a typical store needs to change the shelf space dedicated to lawn and garden products several times during the peak selling season. The sales force also often highlights specific products appropriate for the local market.

RETAILERS

     The Company focuses on selling lawn and garden products to retailers with high volume retail stores. The Company's customer base is comprised of a wide range of retailers, including specialty "do-it-yourself" superstores, mass merchants, warehouse clubs, high volume local and regional nurseries and regional and national chains of drug and grocery stores.

     As a result of its national presence the Company has an opportunity to enter into relationships with national chains, whereby the Company, directly or through its affiliates, provides services to all or substantially all of the individual stores in the chain. From the point of view of the national retailer, such an arrangement offers the benefit of a high level of service, lower cost of doing business and administrative efficiencies. The Company believes its customers also benefit from the in-depth local market knowledge of the Company sales personnel, in-store stocking, training of store employees and other value added merchandising services. Because these arrangements are not formalized in writing, these retailers may at any time purchase products from competing distributors.

     Most major retailers, including customers of the Company, currently purchase a portion of their lawn and garden products directly from certain large manufacturers rather than through distributors such as the Company. If a number of the Company's major customers were to substantially increase their direct purchases from manufacturers, the sales and earnings of the Company could be adversely affected.

     The Company's current practice on product returns generally is to accept and credit the return of unopened cases of products from customers where the quantity is small, where the product has been misshipped or the product is defective. The Company has arrangements with its manufacturers and suppliers to stock balance and/or credit the Company for a certain percentage of returned or defective products. While in the past the Company's return practice has not caused any material adverse impact on operations, there can be no assurance in the future that the Company's operations will not be adversely impacted due to the return of products.

MANUFACTURERS AND SUPPLIERS

     The Company believes that the reason manufacturers and suppliers in the lawn and garden industry use distributors to ship a large percentage of their products to retailers is because it is a highly efficient method of distribution. In an industry with a large, diverse group of retailers combined with a relatively short and dynamic selling season, the Company believes that in most instances during the peak selling season each manufacturer or supplier would need to make weekly deliveries of an uneconomical volume of products to a large number of retailers in order to satisfy consumer demand. Similarly, each week retailers would have to place multiple orders and manage separate deliveries from a large number of manufacturers and suppliers rather than from a comparatively small number of distributors. The Company can typically deliver many products with one truck (often on one or more pallets for each store) as part of its delivery route to a number of stores. On the other hand, the same order using direct shipments from manufacturers or suppliers would require multiple deliveries from the various manufacturers and suppliers.

     The Company's national presence enables manufacturers and suppliers to access retail outlets and end users through one primary distributor. In addition, the Company's menu of value-added services to retailers includes product promotion and merchandising support that the Company believes many manufacturers and suppliers could not efficiently perform. While the Company purchases products from approximately 1,000 different manufacturers and suppliers, the Company believes that approximately 29% and 44% of the net sales of the Company for the fiscal years ended September 30, 1995 and September 28, 1996, respectively, were derived from products purchased from Solaris.

     Prior to the acquisition of Ortho by Monsanto, both Ortho (in late 1991) and Monsanto (in 1993) had initiated direct sale programs. Solaris, a strategic business unit of Monsanto, expanded these direct sales programs in 1994, which now constitute a majority of Solaris' sales. The Company believes that these programs had, during fiscal 1994 and fiscal 1995, an adverse effect on the Company's lawn and garden business. The Company further believes that the adverse impact of these programs will be mitigated by the Solaris Agreement, although there can be no assurance in this respect.

THE SOLARIS AGREEMENT

     The Company entered into an agreement with Solaris effective October 1, 1995 to become the master agent and master distributor for sales of Solaris products nationwide.

     The Company believes that a significant portion of its net sales and operating income during fiscal 1996 was attributable to its new relationship with Solaris. Under the Solaris Agreement, Solaris is obligated to reimburse the Company for costs incurred in connection with services provided by the Company to Solaris' direct sales accounts. In addition, the Company receives payments based on the level of sales of Solaris products to these accounts, and these payments are subject to increase based on the growth of sales of Solaris products. The Company also shares with Solaris in the economic benefits of certain cost reductions, to the extent achieved. It is possible that disagreements could arise between Solaris and the Company as to measurement of the costs incurred in servicing Solaris' direct sales accounts. The cost reimbursement arrangement is based on estimates which are subject to reconciliation at the end of each fiscal year. As a result, the Solaris Agreement could contribute to variability in the Company's operating results. The new relationship with Solaris embodied in the Solaris Agreement does not assure that the Company will be profitable overall.

     Under the Solaris Agreement, Solaris will continue to negotiate prices directly with its direct sales accounts. As a result of the Solaris Agreement a majority of the Company's sales of Solaris products are derived from servicing direct sales accounts, whereas in 1994 and fiscal 1995, a majority of the Company's sales of Solaris products were made by the Company as a traditional distributor. The Company acts as the master agent on direct sales of Solaris products to certain major retailers and the master distributor in connection with sales of Solaris products to other distributors and retailers. The Solaris Agreement contains provisions which, without the consent of Solaris, could limit the Company's ability to distribute certain lawn and garden products manufactured by suppliers other than Solaris. These provisions could result in lower sales of non-Solaris products, which could have an adverse effect on the Company's business. The Solaris Agreement does not expire until September 30, 1999. However, Solaris has the right to terminate the agreement prior to its expiration in the event of a material breach of the agreement by the Company, including the Company's failure to satisfy certain performance criteria, or under certain other circumstances, including a sale of Solaris. Any such early termination would have a material adverse effect on the Company.

PROPRIETARY BRANDED PRODUCTS

     The principal product lines owned by the Company are the Matthew's line of redwood products, the Grant's line of ant control products, the Greentouch line of cutting tools and four proprietary brands of fertilizer. The Matthew's line of redwood products consists of redwood tubs, planter boxes and trellises. The Grant's line of ant control products consists of ant stakes, granules and twists and ties. The Greentouch line of cutting tools consists of small hand tools used for gardening which are supplied to the Company by a contract manufacturer located in the Far East. The Company has four proprietary brands of fertilizer -- Colorado's Own and Mountain States, which are manufactured by the Company, and Easy-Gro and Turf-Magic, which are supplied to the Company by contract manufacturers. Additionally, the Company manufactures aquariums sold under the brand name Island Aquarium.

     Over the long-term, the Company intends to pursue the acquisition of additional proprietary branded products which would benefit from access to the Company's distribution system and expertise.
In October 1996, the Company entered into a definitive agreement to acquire the United States and Canada flea and tick business of Sandoz Agro, Inc. The acquisition includes products, such as on-animal sprays, shampoos and powders, collars, indoor foggers, aerosols, concentrate and pump sprays, based on the active ingredient Methoprene. The acquisition includes ownership in the United States and Canada of the Zodiac and Vet-Kem trademarks as well as those for Ovitrol, Siphotrol, Fleatrol, vIGRen, Petcor, Precor and Natural Signature. The acquisition is expected to close before March 1997. However, the consummation of the acquisition is subject to a number of conditions, including FTC approval relating to the divestiture of the Sandoz Flea and Tick business in connection with the merger of Sandoz Ltd. and Ciba-Geigy Limited into Novartis AG, and there can be no assurance that FTC approval will be obtained or that the Sandoz Flea and Tick Acquisition will be consummated. There can be no assurance that the Company can successfully integrate Sandoz Flea and Tick or that Sandoz Flea and Tick's business will enhance the Company's business.

MANAGEMENT INFORMATION SYSTEMS

     During their weekly visits to the retail stores, sales personnel transmit orders to the appropriate distribution centers in any one of three methods: remote order entry units (hand held, electronic devices), telephone or facsimile. Generally, sales personnel transmit orders several times each day. Certain retailers can also order products directly through the Company's EDI system or by purchasing items directly at each distribution center. After customer orders are received and processed, shipping tickets are printed and credit approved prior to the orders being sent to the warehouse manager. The Company's warehouse employees then fill orders by manual selection and packaging. The Company believes that due to the unusual shapes and sizes of its products (e.g., hand held tools, wheelbarrows and bags of fertilizer) current automatic order selection systems are not as efficient and cost effective as the Company's current manual systems.

     The Company's management information systems collect data needed for receivables and inventory management, customer, product and facility profitability analysis, as well as permit electronic data interface with customers and suppliers. The Company is presently electronically connected with several major customers with a variety of applications that range from purchase order receipt to paperless invoicing. The Company has also purchased and is now using a new shelf space planning system that optimizes retail shelf space utilization and profitability. The Company receives more than a majority of its daily order volume from field sales representatives utilizing hand-held order entry computers. The Company's systems enable it to provide delivery within one business day.

     The Company is presently upgrading and installing one uniform, integrated system on IBM Model AS-400 computers across the United States at an estimated cost to complete of $1 million. The Company has completed the installation of the new system for the Southwest, Midwest and Southeast regions. The Company expects to convert the remaining regions to the new system within the next twelve months. No assurances can be given that such transition and system enhancement can be accomplished in a timely and cost-effective manner without disrupting the Company's operations. In addition, there can be no assurance that the Company's current system or planned upgrade will be sufficient or effective and that further investments in management information systems will not be necessary.

DISTRIBUTION

     In order to develop the most effective possible national distribution network, the Company relies not only on its network of 41 Company-operated, distribution centers (see "-- Properties"), but also on its affiliation arrangements with two leading regional distributors of lawn and garden products and, in the case of Solaris products, on agreements with a group of independent distributors for specific geographic areas.

     The Company generally will make deliveries from its distribution centers within one to two days after receipt of the order and, if the customer requests, will generally make "hot shot" deliveries within four hours after receipt of the order. The Company organizes its truck and delivery routes to optimize each truck's merchandise load and number of deliveries. The Company uses trucks to deliver a substantial percentage of the Company's products and common carriers for a small percentage of deliveries. Common carriers are typically used for deliveries beyond a 200 mile radius from the distribution center.

     The Company's affiliation arrangements are intended to permit the Company to more effectively solicit national accounts and to assure that such accounts can be effectively serviced on a national basis without requiring the Company to incur the capital costs of opening new distribution centers or undertaking an acquisition. The Company's affiliation arrangements are with the following distributors:

          Affiliated Distributor    Geographic Region

          Commerce Corporation      Northeast
          U.S. Garden Sales         Ohio and Michigan

     Under the affiliation arrangements, Company personnel negotiate transactions with national retail chains and the affiliated distributors provide such retail chains with products and related services in the geographic regions in which they operate. The Company receives fees from the affiliated distributors to compensate it for its costs, and sales of these affiliated distributors are not reflected in the Company's statements. The Company earned no profits in fiscal 1996 from these arrangements as the Company set its fees in connection with such arrangements at a level which was designed to cover only the Company's administrative costs.

     The Company has negotiated agreements with a group of 32 independent distributors for the distribution of Solaris products by the independent distributors. These agreements provide coverage of geographic areas where the Company does not have facilities or where established relationships with specific retailers make such arrangements desirable.

COMPETITION

     The lawn and garden products and pet supply distribution industries are highly competitive. Traditionally, these industries have been characterized by intense competition from large numbers of smaller local and regional distributors--with competition based on price, service and personal relationships. In recent years, the Company has moved aggressively to insulate itself from this type of competition through the development of a nationwide presence, forging relationships with manufacturers, suppliers and major retailers and adding new value-added services.

     In addition to competition from other distributors, the Company also faces existing and potentially increased competition from manufacturers and suppliers which distribute some percentage of their products directly to retailers, bypassing distributors, or through a dual distribution system in which the manufacturer or supplier competes with distributors for sales to certain accounts. Such competition is typically based on service and price. Although the Company competes against direct sales by manufacturers and suppliers, it is often able to participate in such direct sales by entering into agreements with the manufacturers and suppliers pursuant to which it provides the manufacturers and suppliers with order processing, warehousing, shipping and certain in-store services in connection with such direct sales in return for a fee from the manufacturers and suppliers.

EMPLOYEES

     As of September 28, 1996, the Company had approximately 1,800 employees of which approximately 1,700 were full-time employees and 100 were temporary employees. The Company hires substantial numbers of temporary employees for the peak shipping season of February through June in order to meet the increased demand experienced during the spring and summer months, including merchandising in stores. All of the Company's temporary employees are paid on an hourly basis. None of the Company's employees is represented by a labor union. The Company considers its relationship with its employees to be good. Employees in

Kenlin's distribution facility previously voted to create a union, although there is currently no collective bargaining agreement in place between such union and Kenlin.

ENVIRONMENTAL CONSIDERATIONS

     The Company's subsidiary, Grant Laboratories, Inc., which manufactures ant control products, and many of the products distributed by the Company are subject to regulation by federal, state and local authorities. In addition, in connection with Sandoz Flea and Tick Acquisition the Company will acquire a production facility in Texas which makes, among other things, products based upon the active ingredient Methoprene, and is subject to regulation by federal, state and local authorities. Such regulations are often complex and are subject to change. Environmental regulations may affect the Company by restricting the manufacturing or use of its products or regulating their disposal. Regulatory or legislative changes may cause future increases in the Company's operating costs or otherwise affect operations. Although the Company believes it is and has been in substantial compliance with such regulations and has strict internal guidelines on the handling and disposal of its products, there is no assurance in the future that the Company may not be adversely affected by such regulations or incur increased operating costs in complying with such regulations. However, neither the compliance with regulatory requirements nor the Company's environmental procedures can ensure that the Company will not be subject to claims for personal injury, property damages or governmental enforcement.

EXECUTIVE OFFICERS

     Certain information regarding the executive officers of the Company is set forth below:

NAME                          AGE            POSITION
----                          ---            --------

William E. Brown...........    55     Chairman of the Board and
                                      Chief Executive Officer

Glenn W. Novotny...........    50     President, Chief Operating
                                      Officer and Director

Neill J. Hines.............    56     Executive Vice President

Robert B. Jones............    64     Vice President, Chief
                                      Financial Officer and
                                      Secretary

     William E. Brown has been Chairman and Chief Executive Officer of the Company since 1980. From 1977 to 1980, Mr. Brown was Senior Vice President of the Vivitar Corporation with responsibility for Finance, Operations, and Research & Development. From 1972 to 1977, he was with McKesson Corporation where he was responsible for its 200-site data processing organization. Prior to joining McKesson Corporation, Mr. Brown spent the first 10 years of his business career at McCormick, Inc. in manufacturing, engineering and data processing.

     Glenn W. Novotny has been President of the Company since June 1990 and was President of the predecessor Weyerhaeuser Garden Supply ("WGS") since 1988. Prior thereto, he was with Weyerhaeuser Corporation for 20 years with a wide range of managerial experience including manufacturing, accounting, strategic planning, sales, general management and business turnarounds. From 1985 to 1988, Mr. Novotny was Region General Manager, Building Materials Distribution. From 1982 to 1985, he was Regional General Manager, Southern Mill Direct Sales. From 1979 to 1982, Mr. Novotny managed the strategic planning and analysis department of Weyerhaeuser's Solid Wood Business.

     Neill J. Hines joined the Company in June 1990 as Executive Vice President and was Vice President-Finance since 1989 with WGS. Prior thereto, he was with Weyerhaeuser Corporation for 25 years in a broad variety of positions including Eastern Region Manager of Finance and Planning, Forest Products; North Carolina Business and Financial Manager; Plywood Plant Manager; Manager Finishing, Shipping & Customer Service; Paper Mills; and various controllership positions.

     Robert B. Jones joined the Company in July 1991 as Corporate Controller. He became Chief Financial Officer in June 1993 and Secretary in May 1994. From May 1990 to July 1991, Mr. Jones was Executive Vice President of International Tropic-Cal., Inc. From February 1988 to April 1990, Mr. Jones was Vice President and Chief Financial Officer of Compu-Rite Corporation, a manufacturer of computer ribbons. Prior to joining Compu-Rite, Mr. Jones was Vice President and Chief Financial Officer of Vivitar Corporation from 1982 to 1988. Prior to joining Vivitar, Mr. Jones was the Chief Financial Officer for a supplemental air carrier. Mr. Jones began his business career as an auditor with the international accounting firm of Arthur Young & Company (now Ernst & Young), leaving that firm after nine years as an audit principal.

Item 2 - Properties
-------------------

     As of September 28, 1996, the Company operated 41 distribution centers.
The Company currently owns two distribution centers which it uses in San Antonio and Lubbock, Texas and leases the remaining distribution centers. Most distribution centers consist of office and warehouse space, several large bays for loading and unloading and a store for walk-in commercial accounts. The Company's executive offices are located in Lafayette, California. The table below lists the Company's distribution facilities.



                            APPROXIMATE
                           SQUARE FOOTAGE       USE       OWN/LEASE
                           --------------   -----------   ---------
WESTERN REGION
 Visalia, CA                       57,000   Whse/Office     Lease
 Stockton, CA                      81,000   Whse/Office     Lease
 Phoenix, AZ                       50,000   Whse/Office     Lease
 Sacramento, CA                   170,000   Whse/Office     Lease
 Sacramento, CA                    54,000   Whse/Office     Lease
 San Leandro, CA                   11,000    Warehouse      Lease
 Orange, CA                        45,000   Whse/Office     Lease
 Riverside, CA                     15,000    Warehouse      Lease
 Van Nuys, CA                      28,000    Warehouse      Lease
 San Diego, CA                     24,000    Warehouse      Lease
 Santa Fe Springs, CA              68,000   Whse/Office     Lease
 Fullerton, CA                     29,000    Warehouse      Lease

NORTHWEST REGION
 Algona, WA                       109,000   Whse/Office     Lease
 Boise, ID                          9,000    Warehouse      Lease
 Denver, CO                       130,000   Whse/Office     Lease
 Medford, OR                        1,000    Warehouse      Lease
 Portland, OR                      65,000    Warehouse      Lease
 Salt Lake City, UT                73,000   Whse/Office     Lease

MIDWEST REGION
 Bloomington, IL                   45,000   Whse/Office     Lease
 Kansas City, MO                   57,000   Whse/Office     Lease
 Minneapolis, MN                   40,000   Whse/Office     Lease

SOUTHWEST REGION
 Albuquerque, NM                   32,000    Warehouse      Lease
 Hammond, LA                       64,000    Warehouse      Lease
 Dallas, TX                       132,000   Whse/Office     Lease
 Houston, TX                       54,000    Warehouse      Lease
 Houston, TX                       32,000    Warehouse      Lease
 Houston, TX                       47,000   Whse/Office     Lease
 Little Rock, AR                   27,000    Warehouse      Lease
 Lubbock, TX                       30,000    Warehouse       Own
 McAlester, OK                     40,000   Whse/Office     Lease
 McGregor, TX                      21,000    Warehouse      Lease
 Pharr, TX                         30,000    Warehouse      Lease
 San Antonio, TX                   39,000    Warehouse       Own

SOUTHEAST REGION
 Atlanta, GA                       39,000   Whse/Office     Lease
 Greensboro, NC                    36,000    Warehouse      Lease
 Orlando, FL                      104,000    Warehouse      Lease

EASTERN REGION
 China Grove, NC                   27,000    Warehouse      Lease
 E. Providence, RI                 53,000   Whse/Office     Lease
 Mahwah, NJ                       155,000   Whse/Office     Lease
 Ramsey, NJ                        21,000    Warehouse      Lease

MEXICO
 Celaya                             3,000   Whse/Office     Lease
                                ---------
                                2,147,000
Total

     The Company's leases generally expire between 1997 and 2005. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. In addition to the facilities that are owned, the Company's fixed assets are comprised primarily of trucks, warehousing and transportation equipment. As of September 28, 1996, the Company operated a fleet of approximately 175 trucks of which most are leased. During the Company's peak season it rents additional trucks.

Item 3 - Legal Proceedings
--------------------------

     The Company is not a party to any material litigation.

     For information concerning the settlement during fiscal 1996 of certain litigation see Note 10 of Notes to Consolidated Financial Statements.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     Inapplicable.

                                    PART II

Item 5 - Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
Matters
-------

     The Common Stock of the Company has been traded on the National Market System of NASDAQ under the symbol CENT since the Company's initial public offering on July 15, 1993. The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the Common Stock, as reported by the Nasdaq National Market.

     Fiscal 1995/(1)/
     ---------------

     First Quarter....    4-1/4    3-5/16
     Second Quarter...    6        3-1/2
     Third Quarter....    6-3/4    5-1/8

     Fiscal 1996
     -----------

     First Quarter....    9-1/2    5-1/2
     Second Quarter...   10        8-1/8
     Third Quarter....   19        9-1/4
     Fourth Quarter...   26-1/8   16-3/4
--------------------

/(1)/ In 1995, the Company changed its fiscal year end to the last Saturday in September. Accordingly, the fiscal period ended September 30, 1995 (hereinafter referred to as fiscal 1995) was a nine month period.


     As of September 28, 1996, there were approximately 105 holders of record of the Company's Common Stock and approximately 15 holders of record of the Company's Class B Stock.

     In August 1996, the Company paid a cash dividend in the aggregate amount of $45,000 to the holders of its Series A Preferred Stock. Except as mentioned in the previous sentence, the Company has not paid any cash dividends in the past. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. In addition, the Company's line of credit contains restrictions on the Company's ability to pay dividends. See Note 4 of Notes to Consolidated Financial Statements.

Item 6 - Selected Financial Data
--------------------------------

     The following selected income statement and balance sheet data of the Company as of and for each of the fiscal years in the three-year period ended December 25, 1994, the nine month period ended September 30, 1995 and the twelve month period ended September 28, 1996 have been derived from the Company's audited consolidated financial statements. The financial data set forth below should be read in conjunction with "Item 8 - Financial Statements and Supplemental Data - Consolidated Financial Statements of the Company and related Notes thereto and Item 7 -Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                     FISCAL YEAR     FISCAL YEAR     FISCAL YEAR       NINE MONTH      FISCAL YEAR
                                                        ENDED           ENDED           ENDED        PERIOD ENDED        ENDED
                                                    DECEMBER 27,    DECEMBER 26,     DECEMBER 25,    SEPTEMBER 30,    SEPTEMBER 28,
                                                        1992            1993             1994           1995(1)           1996
                                                    -------------   -------------   --------------   --------------  ---------------
INCOME STATEMENT DATA:
Net Sales........................................       $321,707        $334,682        $421,427         $373,734         $619,622
Cost of goods sold and occupancy.................        271,050         278,746         354,096          316,832          535,189
                                                        --------        --------        --------         --------         --------
            Gross profit.........................         50,657          55,936          67,331           56,902           84,433
Selling, general and administrative expenses.....         41,949          44,702          58,489           48,075           66,945
                                                        --------        --------        --------         --------         --------
Income from operations...........................          8,708          11,234           8,842            8,827           17,488
Interest expense - net...........................         (4,028)         (3,751)         (5,642)          (5,891)          (4,061)
Other income (expense)...........................           (742)           (878)           (859)            (953)           1,038
                                                        --------        --------        --------         --------         --------
Income (loss) before income taxes and minority             3,938           6,605           2,341            1,983           14,465
 interest........................................
Income tax expense...............................          1,595           2,637             936              904            6,017
                                                        --------        --------        --------         --------         --------
Income before minority interest..................          2,343           3,968           1,405            1,079            8,448
Minority interest................................           (210)             26              --               --               --
                                                        --------        --------        --------         --------         --------
Net income.......................................       $  2,133        $  3,994        $  1,405         $  1,079         $  8,448
                                                        ========        ========        ========         ========         ========
Net income per common and common equivalent
 share (2)
     Fully diluted (3)...........................                                                            0.18             0.71
     Primary.....................................                           0.83            0.24             0.18             0.72
Weighted average shares outstanding(2)
     Fully diluted (3)...........................                                                           6,050           11,904
     Primary.....................................                          4,789           5,947            5,943           11,702

                                                    DECEMBER 27,    DECEMBER 26,     DECEMBER 25,    SEPTEMBER 30,    SEPTEMBER 28,
                                                        1992            1993             1994           1995              1996
                                                    -------------   -------------   --------------   --------------  ---------------
BALANCE SHEET DATA:
Working capital..................................       $ 10,288        $ 26,719        $ 21,003         $ 25,316         $ 95,670
Total assets.....................................        123,484         143,748         173,953          142,680          283,664
Short-term borrowings............................         41,453          32,162          44,995           39,670           29,508
Long-term borrowings.............................          5,975           8,804           7,019           11,130            7,635
Shareholders' equity.............................         16,114          35,359          36,376           38,402          129,559

_________________

(1) In 1992, the Company adopted a 52/53 week fiscal year ending on the last Sunday in December. In 1995, the Company changed its fiscal year end to the last Saturday in September. Accordingly, the fiscal period ended September 30, 1995 was a nine-month period.

(2) During 1992, the Company was reorganized. As a result, net income per common and common equivalent share and weighted average shares outstanding are not presented for fiscal year 1992 because such information would not be comparable with the post-reorganization periods.

(3) For periods not presented, fully diluted amounts were equal to primary as common stock equivalents were anti-dilutive.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

OVERVIEW

     The Company entered into an agreement effective October 1, 1995 with Solaris to become both the master agent and master distributor for sales of Solaris products nationwide. Management believes that the new relationship with Solaris embodied in the Solaris Agreement has had a substantial impact on the Company's results of operations. Under the Solaris Agreement, which has an initial four-year term, the Company, in addition to serving as the master agent and master distributor for sales of Solaris products, provides a wide range of value-added services including logistics, order processing and fulfillment, inventory distribution and merchandising. However, Solaris continues to negotiate its sales prices directly with its direct sales accounts. As a result of the Solaris Agreement a majority of the Company's sales of Solaris products are derived from servicing direct sales accounts, whereas in 1994 and fiscal 1995, a majority of the Company's sales of Solaris products were made by the Company as a traditional distributor. A substantial portion of these sales consists of large shipments to retail distribution centers which are characterized by lower gross profit as a percentage of net sales compared with sales made by the Company as a traditional distributor. The Company believes that the operating expenses associated with this type of sale are lower than the operating expenses associated with sales made by the Company as a traditional distributor. The Company believes that the gross profit as a percentage of net sales associated with the Company's services to Solaris direct sales accounts is higher than the gross profit as a percentage of net sales associated with the Company's historical agency sales due to the greater services provided pursuant to the Solaris Agreement. The Company believes that the collective impact of these factors has led to substantially increased sales of Solaris products, increased gross profit from sales of Solaris products and lower gross profit as a percentage of net sales.

     In addition, under the Solaris Agreement, the Company's accounts receivable related to Solaris products sold to direct sales accounts are paid more quickly since the amount owed to the Company is settled by Solaris within 15 days of receipt of an invoice, rather than waiting for payment by retailers in accordance with their normal payment terms. Since entering into the Solaris Agreement, inventories of Solaris products have increased since the Company is not only carrying inventories to support its own sales of Solaris products but also certain inventory previously carried by Solaris as well as additional inventories to support sales of Solaris products by the Company's network of independent distributors.

     The Solaris Agreement provides for the Company to be reimbursed for costs incurred in connection with services provided to Solaris' direct sales accounts and to receive payments based on the growth of sales of Solaris products. The Company also shares with Solaris in the economic benefits of certain cost reductions, to the extent achieved. As a result, management believes that the Company's profitability is more directly attributable to the success of Solaris than it has been in the past.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                              NINE MONTH       FISCAL
                                                FISCAL          PERIOD          YEAR
                                              YEAR ENDED        ENDED           ENDED
                                               DECEMBER        SEPTEMBER      SEPTEMBER
                                               25, 1994        30, 1995       28, 1996
                                              ---------       ----------      ---------
Net Sales.................................        100.0%          100.0%          100.0%
Cost of goods sold and occupancy..........         84.0            84.8            86.4
                                               --------        --------        --------
     Gross profit.........................         16.0            15.2            13.6
Selling, general and administrative                13.9            12.9            10.8
 expenses.................................     --------        --------        --------
Income from operations....................          2.1             2.3             2.8
Interest expense - net....................          1.3             1.6             0.7
Other income (expense)....................         (0.2)           (0.2)            0.2
                                               --------        --------        --------
Income before income taxes and minority             0.6             0.5             2.3
 interest.................................
Income taxes..............................          0.3             0.2             0.9
                                               --------        --------        --------
Net income................................          0.3%            0.3%            1.4%

FISCAL 1996 COMPARED WITH TWELVE MONTHS ENDED SEPTEMBER 30, 1995

     In 1995, the Company changed its fiscal year to the last Saturday in September. Accordingly, the fiscal year ended September 30, 1995 was a nine month period. As a result of this change, 1996 operating results are not directly comparable with operating results for the nine month period ended September 30. The Company believes that comparing fiscal 1996 with the twelve month period ending September 30, 1995 will provide a more meaningful analysis of the Company's operating results. Unaudited summary operating results for the twelve months ended September 30, 1995 are shown in Note 11 to the consolidated financial statements.

     Net sales for the year ended September 28, 1996 increased by 41.8% or $182.6 million to $619.6 million from $437.0 million for the comparable 1995 period. The increase in net sales was due to (1) incremental business resulting from the Solaris Agreement, (2) acquisition of two pet supplies distributors in the fourth quarter of fiscal 1996, and (3) the addition of stores previously serviced by a competitor, expanded product placements and new store openings with existing customers.

     Gross profit increased by 26.5% or $17.7 million from $66.7 million during the twelve months ended September 30, 1995 to $84.4 million for the same period in 1996. Gross profit as a percentage of net sales decreased from 15.3% in the twelve months ended September 30, 1995 to 13.6% for the comparable 1996 period. The decrease in the gross profit as a percentage of net sales is due principally to the incremental sales of Solaris product which were sold to high volume, minimum service level retail distribution centers and to a lesser extent, the elimination of certain discounts and rebates which historically had been part of the Solaris marketing programs.

     For the year ended September 28, 1996, selling, general and administrative expenses increased by $5.8 million to $66.9 million from $61.2 million for the similar 1995 period. As a percentage of net sales, these expenses decreased from 14.0% in the twelve months ended September 30, 1995 to 10.8% in the comparable 1996 period. The $5.8 million increase relates to the two pet supplies distributors acquired in the fourth quarter of fiscal 1996 and increased sales, offset in part by cost reductions in the existing pet operations. The decrease in these expenses as a percentage of net sales relates to the fixed portion of these expenses being spread over substantially greater sales volume in 1996 compared with 1995.

     Interest for the year ended September 28, 1996 decreased by 44.6% or $3.3 million to $4.1 million from $7.4 million for the twelve months ended September 30, 1995. The decrease is attributable principally to lower average outstanding borrowings as a result of applying the proceeds from the Company's two public offerings of its common stock during fiscal 1996 and the termination of the Monsanto trade financing agreement. Average short-term borrowings for fiscal 1996 were $28.2 million compared with $79.0 million for the comparable 1995 period. The outstanding borrowings include amounts due to Solaris under the Monsanto trade financing agreement which ended in November 1995. The average interest rates for the twelve months ended September 28, 1996 and September 30, 1995 were 10.5% and 7.6% respectively.

     The Company's effective income tax rate for fiscal 1996 was 41.6% compared with a tax credit of 36.6% for the similar 1995 period.

FIRST NINE MONTHS OF 1995 COMPARED WITH FIRST NINE MONTHS OF 1994

     In 1995, the Company changed its fiscal year to the last Saturday in September. Accordingly, the fiscal year ended September 30, 1995 was a nine month period. As a result of this change, 1995 operating results will not be directly comparable with 1994. The Company believes that comparing the nine months periods of 1994 and 1995 will provide a more meaningful analysis of the Company's operating results. Unaudited summary operating results for the nine months ended September 25, 1994 are shown in Note 13 to the consolidated financial statements.

     Net sales for the nine months ended September 30, 1995 increased by 4.4% or $15.6 million from $358.1 million for the comparable 1994 period. The increase in net sales was due to revenue from acquired operations and an increase in agency sales during the third calendar quarter of 1995, offset in part by a sales decline in the Western region lawn and garden markets. The lawn and garden sales decrease in the Western region was due principally to adverse weather conditions and the loss of certain customers who elected to buy direct from the Company's major supplier. Agency sales as a percentage of net sales increased in the first nine months of 1995 to 12.9% compared with 9.0% for the similar 1994 period.

     Gross profit decreased by 1.1% or $0.6 million from $57.5 million during the nine months ended September 25, 1994 to $56.9 million for the comparable 1995 period. Gross profit as a percentage of net sales decreased from 16.1% in the nine months ended September 25, 1994 to 15.2% in the comparable 1995 period. The decrease in gross profit for the nine months ended September 30, 1995 was due principally to lower gross margin agency sales to high volume, low service accounts, which also typically have lower associated operating expenses. In addition, the Company sold a higher percentage of lower margin products.

     For the nine months ended September 30, 1995, selling, general and administrative expenses increased by $2.7 million from $45.4 million for the comparable 1994 period. As a percentage of net sales, these expenses increased slightly from 12.7% during the first nine months of 1994 to 12.9% for the comparable 1995 period. Of the $2.7 million increase, approximately $0.4 million is associated with the increase in sales while the balance, $2.3 million, relates to (i) increased costs related to the consolidation of facilities in Colorado; (ii) increased costs in the pet supplies division related to the downsizing and integration of the Company's Northern California pet operations, (iii) costs associated with certain potential pet acquisitions,
(iv) costs associated with retention of employees in anticipation of increased sales and (v) additional bad debt provision.

     Interest expense for the first nine months of 1995 increased by 41.8% or $1.7 million from $4.2 million for the comparable 1994 period. The increase is due principally to a combination of higher interest rates and increased borrowing under the Company's trade financing agreement with its major supplier and under the Company's principal credit facility. Average short-term borrowings for the nine months ended September 30, 1995 were $73.8 million compared with $58.0 million for the comparable period in 1994. The average interest rates were 9.3% and 6.9%, respectively.

     The Company's effective income tax rate for the nine months ended September 30, 1995 increased to 45% compared with 40% for the similar 1994 period, principally due to the impact of non-deductible goodwill amortization.

INFLATION

     The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation, the Company believes that the effects of inflation on its operations have been immaterial.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its growth through a combination of bank borrowings, supplier credit, internally generated funds and sales of its stock to the public. Additionally, in November 1996, the Company received net proceeds (after offering expenses) of approximately $111.4 million from the sale of $115.0 million of 6% Convertible Subordinated Notes due 2003.

     The Company's business is highly seasonal and its working capital requirements and capital resources track closely to this seasonal pattern. During the first quarter of each calendar year, inventory, accounts receivable, accounts payable, and short-term borrowings begin to increase, reflecting the build up of inventory and related payables in anticipation of the peak selling season. During the second quarter of the calendar year, inventory levels decrease while account receivables peak and short-term borrowings start to decline as cash collections are received during the peak selling period. In the third quarter of the calendar year inventory levels are at their lowest level and receivables and accounts payable are substantially reduced through conversion of accounts receivable to cash. During the fourth quarter of the calendar year, accounts receivable reach their lowest levels, while inventory and accounts payable and short-term borrowings begin to increase. Since the Company's short-term credit line fluctuates based upon a specified asset borrowing base, the fourth quarter of each calendar year is typically the period when the asset borrowing base is at its lowest and consequently its ability to borrow is at its lowest.

     For the twelve months ended September 28, 1996, the Company used cash from operating activities of approximately $32.4 million, resulting principally from the initial build up of inventory related to the Solaris Agreement combined with the termination of the Monsanto trade financing agreement. The Company believes that the increased Solaris inventory will allow it to accommodate the increased sales of Solaris products under the Solaris Agreement without significantly increasing inventory levels in 1997. Cash used from investing activities was $34.3 million reflecting the purchase of two pet supplies distribution businesses for approximately $35.0 million and additions to plant and equipment of $3.0 million offset in part by the proceeds of $3.7 million from the sale of the Company's Visalia, California warehouse. Cash provided from financing activities of $67.8 million consisted primarily of

$81.9 million net proceeds from the Company's stock sales in November 1995 and July 1996 offset in part by repayments of short and long-term debt of approximately $13.7 and $0.4 million to acquire treasury shares.

     The Company generated cash from operating activities of $7.1 million in fiscal year 1994 and $10.4 million for the nine month period ended September 30, 1995. Cash used in investing activities, which included approximately $14.0 million to acquire four companies during 1994, and $1.3 million to acquire one company in 1995, and the purchase of warehouse and delivery equipment, office furniture and equipment and leasehold improvements in fiscal year 1994 and the nine month period ended September 30, 1995 was $14.3 million and $4.1 million, respectively. Cash provided by financing activities of approximately $7.3 million in 1994 consisted primarily of proceeds related to the Company's short-term credit facility reduced by approximately $3.3 million repayments of its long-term debt. Cash used in financing activities during 1995 of $6.3 million was attributable to reductions in both short-term and long-term debt offset in part by proceeds from the sale of 100 shares of the Company's 5% convertible preferred stock ($0.9 million) to Monsanto Company and the exercise of stock options of approximately $0.1 million.

     The Company has a line of credit with Congress Financial Corporation (Western) for $75 million. The available amount under the line of credit fluctuates based upon a specific asset borrowing base. The line of credit, which bears interest at a rate equal to the prime rate plus 3/4% per annum, is secured by substantially all of the Company's assets. At September 28, 1996, the Company had outstanding borrowings of approximately $27.9 million and had an additional $47.1 million of available borrowing capacity under this line. As a result of the Company's sale of $115.0 million of Convertible Subordinated Notes, as of November 15, 1996, the indebtedness to Congress was eliminated leaving the Company with $75.0 million of borrowing availability. The Company's line of credit contains certain financial covenants such as minimum net worth and minimum working capital requirements. The line also requires the lender's prior written consent to any acquisition of a business.

     The Company had a trade credit arrangement with a financing affiliate of Monsanto pursuant to which Monsanto permitted the Company to borrow up to $81.0 million for the purchase of Solaris products. Such borrowings were secured by a first priority lien on the Company's inventory of Solaris products and a second priority lien on all other inventories and receivables and bore interest at a rate 1-1/2% below the prime rate. This arrangement expired on November 15, 1995. Subsequent to that date, financing arrangements with Monsanto have been on typical Solaris credit terms.

     The Company believes that cash flow from operations, funds available under its line of credit and its arrangements with suppliers including Monsanto and funds available related to the sale of $115.0 million of Convertible Subordinated Notes in

November 1996 will be adequate to fund its presently anticipated working capital requirements for the foreseeable future. The Company anticipates that its capital expenditures will not exceed $3.0 million for the next 12 months.

     As part of its growth strategy, the Company has engaged in acquisition discussions with a number of companies in the past and it anticipates it will continue to evaluate potential acquisition candidates. If one or more potential acquisition opportunities, including those that would be material, become available in the near future, the Company after first using the funds received from the sale of its 6% Convertible Subordinated Notes may require additional external capital. In addition, such acquisitions would subject the Company to the general risks associated with acquiring companies, particularly if the acquisitions are relatively large.

     In October 1996, the Company entered into a definitive agreement to acquire the United States and Canada flea and tick business of Sandoz Agro, Inc. ("Sandoz Flea and Tick") for approximately $41.0 million. The acquisition is expected to close before March 1997, subject to approval by the Federal Trade Commission ("FTC") of the divestiture of Sandoz Flea and Tick in connection with the merger of Sandoz Ltd. and Ciba-Geigy Limited into Novartis AG. Certain terms of the agreement, including the purchase price, are subject to change depending on the FTC review. If the acquisition is consummated, proceeds from the sale of convertible subordinated notes will be used to finance the transaction.

     WEATHER AND SEASONALITY

     Historically, the Company's sales have been influenced by weather and climate conditions in the markets it serves. For example, during the first six months of both 1993 and 1995 and the first three months of the calendar year in 1996, the Company's results of operations were negatively affected by severe weather conditions in many parts of the country. Additionally, the Company's business is highly seasonal. In 1994, approximately 63% of the Company's sales occurred in the first six months of the year. Substantially all of the Company's operating income is typically generated in this period which has historically offset the operating losses incurred during the rest of the year.

Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Central Garden & Pet Company

Independent Auditors' Report..........................................................     27

Consolidated Balance Sheets, September 28, 1996 and September 30, 1995................     28

Consolidated Statements of Income for the Fiscal Year Ended September 28, 1996,
 the Nine-Month Period Ended September 30, 1995 and the Fiscal Year Ended
 December 25, 1994....................................................................     29

Consolidated Statements of Shareholders' Equity for the Fiscal Year Ended
 September 28, 1996, the Nine-Month Period Ended September 30, 1995 and the
 Fiscal Year Ended December 25, 1994..................................................     30

Consolidated Statements of Cash Flows for the Fiscal Year Ended September 28, 1996,
 the Nine-Month Period Ended September 30, 1995 and the Fiscal Year Ended
 December 25, 1994....................................................................     31

Notes to Consolidated Financial Statements for the Fiscal Year Ended September 28,
 1996, the Nine-Month Period Ended September 30, 1995 and Fiscal Year Ended
 December 25, 1994....................................................................   32-43


INDEPENDENT AUDITORS' REPORT

Board of Directors
Central Garden & Pet Company
Lafayette, California

We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company (the "Company") and subsidiaries as of September 28, 1996 and September 30, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the fiscal year ended September 28, 1996, the nine-month period ended September 30, 1995 and the fiscal year ended December 25, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of September 28, 1996 and September 30, 1995, and the results of their operations and their cash flows for the fiscal year ended September 28, 1996, the nine-month period ended September 30, 1995 and the fiscal year ended December 25, 1994 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

San Francisco, California
November 15, 1996

                                   CENTRAL GARDEN & PET COMPANY

                                    CONSOLIDATED BALANCE SHEETS

                                              ASSETS

                                                                    SEPTEMBER 30,    SEPTEMBER 28,
                                                                       1995             1996
                                                                 -----------------  --------------
                                                                      (DOLLARS IN THOUSANDS)
CURRENT ASSETS:
  Cash                                                                   $    143         $  1,272
  Accounts receivable, less allowance
   for doubtful accounts of $4,161 and $5,278                              41,315           62,231
  Inventories                                                              69,425          169,835
  Prepaid expenses and other assets                                         5,751            7,132
                                                                         --------         --------

          Total current assets                                            116,634          240,470

LAND, BUILDINGS, IMPROVEMENTS AND EQUIPMENT:
  Land                                                                        982              431
  Buildings and improvements                                                6,031            3,450
  Transportation equipment                                                  2,174            3,161
  Warehouse equipment                                                       6,106            7,878
  Office furniture and equipment                                            6,631            8,046
                                                                         --------         --------

          Total                                                            21,924           22,966

  Less accumulated depreciation and amortization                            9,846           11,502
                                                                         --------         --------

          Land, buildings, improvements and equipment - net                12,078           11,464

GOODWILL                                                                   11,013           29,971

OTHER ASSETS                                                                2,955            1,759
                                                                         --------         --------

TOTAL                                                                    $142,680         $283,664
                                                                         ========         ========


                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                                          $ 37,971         $ 27,904
  Accounts payable                                                         45,120          104,049
  Accrued expenses                                                          6,528           11,243
  Current portion of long-term debt                                         1,699            1,604
                                                                         --------         --------

          Total current liabilities                                        91,318          144,800

LONG-TERM DEBT                                                             11,130            7,635

DEFERRED INCOME TAXES AND OTHER LONG-TERM OBLIGATIONS                       1,830            1,670

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
  Series A convertible preferred stock                                          -                -
  Class B stock                                                                22               19
  Common stock                                                                 36              125
  Additional paid-in capital                                               28,267          111,228
  Retained earnings                                                        10,330           18,733
  Restricted stock deferred compensation                                     (253)            (182)
  Treasury stock                                                                -             (364)
                                                                         --------         --------

          Total shareholders' equity                                       38,402          129,559
                                                                         --------         --------

TOTAL                                                                    $142,680         $283,664
                                                                         ========         ========

                See notes to consolidated financial statements.

                         CENTRAL GARDEN & PET COMPANY

                      CONSOLIDATED STATEMENTS OF INCOME


                                                FISCAL YEAR      NINE MONTH      FISCAL YEAR
                                                   ENDED        PERIOD ENDED        ENDED
                                               -------------   --------------   -------------
                                               DECEMBER 25,    SEPTEMBER 30,    SEPTEMBER 28,
                                                   1994             1995             1996
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NET SALES                                          $421,427         $373,734         $619,622

COST OF GOODS SOLD AND OCCUPANCY                    354,096          316,832          535,189
                                                   --------         --------         --------

           Gross profit                              67,331           56,902           84,433

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         58,489           48,075           66,945
                                                   --------         --------         --------

           Income from operations                     8,842            8,827           17,488

INTEREST EXPENSE - NET                               (5,642)          (5,891)          (4,061)

OTHER INCOME (EXPENSE) - NET                           (859)            (953)           1,038
                                                   --------         --------         --------

           Income before income taxes                 2,341            1,983           14,465

INCOME TAXES                                            936              904            6,017
                                                   --------         --------         --------

NET INCOME                                         $  1,405         $  1,079         $  8,448
                                                   ========         ========         ========


NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE
  Fully diluted                                    $    .24         $    .18         $    .71
                                                   ========         ========         ========
  Primary                                          $    .24         $    .18         $    .72
                                                   ========         ========         ========

WEIGHTED AVERAGE SHARES OUTSTANDING
  Fully diluted                                       5,947            6,050           11,904
                                                   ========         ========         ========
  Primary                                             5,947            5,943           11,702
                                                   ========         ========         ========

                See notes to consolidated financial statements.

                         CENTRAL GARDEN & PET COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                     SERIES A
                                   CONVERTIBLE
                                 PREFERRED STOCK                  CLASS B STOCK                    COMMON STOCK
                             --------------------------    ----------------------------   ------------------------------
(DOLLARS IN THOUSANDS)          SHARES        AMOUNT           SHARES           AMOUNT       SHARES              AMOUNT
BALANCE, DECEMBER 26, 1993                                   3,800,000           $38        2,795,120            $ 28

AMORTIZATION, RESTRICTED
 STOCK DEFERRED COMPENSATION

TREASURY STOCK

CONVERSION OF CLASS B STOCK
 INTO COMMON STOCK                                            (449,383)           (5)         449,383               5

CANCELLATION OF CLASS B STOCK                                 (143,949)           (1)

ISSUANCE OF COMMON STOCK                                                                       35,600               -

ISSUANCE OF COMMON STOCK
 HELD IN ESCROW TO PURCHASE
 SUBSIDIARY (1)                                                                               100,000               1

NET INCOME

                                                            ----------           ---       ----------           -----
BALANCE, DECEMBER 25, 1994                                   3,206,668            32        3,380,103              34

AMORTIZATION, RESTRICTED
 STOCK DEFERRED COMPENSATION

TREASURY STOCK

RETIREMENT OF TREASURY STOCK                                  (809,578)           (8)          (9,000)

CONVERSION OF CLASS B STOCK
 INTO COMMON STOCK                                            (218,216)           (2)         218,216               2

ISSUANCE OF COMMON STOCK                                                                       17,645               -

ISSUANCE OF PREFERRED STOCK        100        $ -

NET INCOME
                                  ----        ----          ----------           ---       ----------           -----
BALANCE, SEPTEMBER 30, 1995        100          -            2,178,874            22        3,606,964              36

AMORTIZATION, RESTRICTED
 STOCK DEFERRED COMPENSATION

TREASURY STOCK

CONVERSION OF CLASS B STOCK
 INTO COMMON STOCK                                            (245,299)           (3)         245,299               3

ISSUANCE OF COMMON STOCK                                                                    8,710,258              86

NET INCOME

PREFERRED DIVIDENDS PAID
                                  ----        ----          ----------           ---       ----------           -----

BALANCE, SEPTEMBER 28, 1996        100        $ -            1,933,575           $19       12,562,521           $ 125
                                  ====        ====          ==========           ===       ==========           =====



                                                                  RESTRICTED
                                  ADDITIONAL                         STOCK                TREASURY STOCK
                                    PAID-IN       RETAINED        DEFERRED        ----------------------------
(DOLLARS IN THOUSANDS)              CAPITAL       EARNINGS       COMPENSATION        SHARES          AMOUNT              TOTAL
BALANCE, DECEMBER 26, 1993         $ 29,644        $11,889         $(1,260)         (684,234)      $(4,980)             $ 35,359

AMORTIZATION, RESTRICTED
 STOCK DEFERRED COMPENSATION                                           405                                                   405

TREASURY STOCK                                                                       (85,159)         (802)                 (802)

CONVERSION OF CLASS B STOCK
 INTO COMMON STOCK

CANCELLATION OF CLASS B STOCK          (710)                           365                                                 (346)

ISSUANCE OF COMMON STOCK                354                                                                                 354

ISSUANCE OF COMMON STOCK
 HELD IN ESCROW TO PURCHASE
 SUBSIDIARY (1)                                                                                                                1

NET INCOME                                           1,405                                                                 1,405
                                   --------        -------           -----           -------       -------              --------
BALANCE, DECEMBER 25, 1994           29,288         13,294            (490)         (769,393)       (5,782)               36,376

AMORTIZATION, RESTRICTED
 STOCK DEFERRED COMPENSATION                                           237                                                   237

TREASURY STOCK                                                                       (49,185)         (256)                 (256)

RETIREMENT OF TREASURY STOCK         (1,987)        (4,043)                          818,578         6,038                     -

CONVERSION OF CLASS B STOCK
 INTO COMMON STOCK

ISSUANCE OF COMMON STOCK                 66                                                                                   66

ISSUANCE OF PREFERRED STOCK             900                                                                                  900

NET INCOME                                           1,079                                                                 1,079
                                   --------        -------           -----           -------       -------              --------
BALANCE, SEPTEMBER 30, 1995          28,267         10,330            (253)                -             -                38,402

AMORTIZATION, RESTRICTED
 STOCK DEFERRED COMPENSATION                                            71                                                    71

TREASURY STOCK                                                                       (26,000)         (364)                 (364)

CONVERSION OF CLASS B STOCK
 INTO COMMON STOCK                                                                                                             -

ISSUANCE OF COMMON STOCK             82,961                                                                               83,047

NET INCOME                                           8,448                                                                 8,448

PREFERRED DIVIDENDS PAID                               (45)                                                                  (45)
                                   --------        -------           -----           -------       -------              --------
BALANCE, SEPTEMBER 28, 1996        $111,228        $18,733           $(182)          (26,000)      $  (364)             $129,559
                                   ========        =======           =====           =======       =======              ========


                See notes to consolidated financial statements.

                       CENTRAL GARDEN & PET COMPANY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FISCAL YEAR      NINE MONTH      FISCAL YEAR
                                                                ENDED        PERIOD ENDED        ENDED
                                                           -------------   --------------   -------------
                                                            DECEMBER 25,    SEPTEMBER 30,    SEPTEMBER 28,
                                                                1994             1995             1996
                                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $  1,405         $  1,079         $  8,448
  Adjustments to reconcile net income
   to net cash provided
    (used) by operating activities:
    Depreciation and amortization                                  2,526            1,817            3,057
    Deferred taxes (benefit) on income                              (996)             590              596
    Gain on sale of land, building and
     improvements                                                      -                -             (260)
    Changes in assets and liabilities:
      Receivables                                                  1,664           (4,549)         (15,959)
      Inventories                                                 (1,314)          38,208          (89,454)
      Prepaid expenses and other assets                           (1,495)            (683)            (154)
      Accounts payable                                             3,060          (23,147)          57,750
      Accrued expenses                                             1,650           (2,824)           4,166
      Other long-term obligations                                    556              (55)            (595)
                                                                --------         --------         --------

           Net cash provided (used) by
            operating activities                                   7,056           10,436          (32,405)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to land, buildings,
   improvements and equipment                                       (759)          (2,781)          (3,015)
  Proceeds from sale of land,
   buildings, improvements and equipment                             400                -            3,676
  Payments to acquire companies, net of
   cash acquired                                                 (13,989)          (1,341)         (34,950)
                                                                --------         --------         --------

           Net cash used by investing
            activities                                           (14,348)          (4,122)         (34,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds (repayments) from notes
   payable, net                                                   12,900           (5,212)         (10,067)
  Payments on long-term debt                                      (3,313)          (1,980)          (3,590)
  Payments to reacquire stock                                       (802)            (117)            (364)
  Payments on notes payable to affiliate                          (1,503)               -                -
  Proceeds from issuance of stock                                      -              966           81,889
  Dividends paid                                                       -                -              (45)
                                                                --------         --------         --------

           Net cash provided (used) by
            financing activities                                   7,282           (6,343)          67,823

NET INCREASE (DECREASE) IN CASH                                      (10)             (29)           1,129

CASH AT BEGINNING OF PERIOD                                          182              172              143
                                                                --------         --------         --------

CASH AT END OF PERIOD                                           $    172         $    143         $  1,272
                                                                ========         ========         ========

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                                        $  4,597         $  5,654         $  3,141
  Cash paid for income taxes                                       2,171            1,125            4,115
  Conversion of accounts payable to
   long-term debt                                                      -            5,885                -
  Assets (excluding cash) acquired
   through purchase of subsidiaries                               28,076            1,341           18,169
  Liabilities assumed through purchase
   of subsidiaries                                                17,924                -            2,318


                See notes to consolidated financial statements.

                         CENTRAL GARDEN & PET COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FISCAL YEAR ENDED SEPTEMBER 28, 1996,
                   NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1995
                    AND FISCAL YEAR ENDED DECEMBER 25, 1994

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION - Central Garden & Pet Company, a Delaware corporation (the "Company"), is the largest national distributor of lawn and garden products as well as a major distributor of pet and pool supplies. The Company's business strategy is to capitalize on its national presence, comprehensive product selection, menu of value-added services and efficient operations. Utilizing these capabilities, the Company strives to develop and enhance servicing relationships with both large national and regional retailers as well as manufacturers.

   THE SOLARIS AGREEMENT - The Company entered into an agreement effective October 1, 1995 with The Solaris Group ("Solaris"), a strategic business unit of Monsanto Company, the manufacturer of Ortho, Round-up and Green Sweep lawn and garden products (the "Solaris Agreement"). Under the Solaris Agreement, which has an initial four year term, the Company, in addition to serving as the master agent and master distributor for sales of Solaris products, provides a wide range of value-added services including logistics, order processing and fulfillment, inventory distribution and merchandising. However, Solaris continues to negotiate its sales prices directly with its direct sales accounts. The Solaris Agreement provides for the Company to be reimbursed for costs incurred in connection with services provided to Solaris' direct sales accounts and to receive payments based on the growth of sales of Solaris products. The Company will also share with Solaris in the economic benefits of certain cost reductions, to the extent achieved.

   BASIS OF CONSOLIDATION AND PRESENTATION - The consolidated financial statements include the accounts of the Company and its subsidiaries. All transactions between the consolidated companies are eliminated.

   USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   REVENUE RECOGNITION - Sales are recorded at the time merchandise is shipped from the Company's warehouses. Merchandise returns are recognized when approved for return.

   INCOME TAXES are accounted for under the liability method in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Deferred income taxes result primarily from bad debt allowances, inventory reserves, depreciation and nondeductible reserves.

   INVENTORIES, which primarily consist of garden products and pet supplies finished goods are stated at the lower of FIFO cost or market. Cost includes certain indirect purchasing, merchandise handling and storage costs.

                          CENTRAL GARDEN & PET COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FISCAL YEAR ENDED SEPTEMBER 28, 1996,
                   NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1995
                    AND FISCAL YEAR ENDED DECEMBER 25, 1994
                                  (CONTINUED)

   LAND, BUILDINGS, IMPROVEMENTS AND EQUIPMENT are stated at cost. Depreciation is computed by the straight-line method over thirty years for buildings. Improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the terms of the related leases. Depreciation on equipment is computed by the straight-line and accelerated methods over the estimated useful lives of 3 to 10 years.

   GOODWILL is amortized using the straight-line method over periods ranging from 20 to 40 years. The Company reviews goodwill periodically for potential impairment by comparing the carrying amount to the expected future cash flows of acquired entities over the remaining amortization period. Accumulated amortization totaled $2,288,000 and $1,653,000 at September 28, 1996 and September 30, 1995, respectively.

   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE is computed based on the total weighted average number of Class B shares and common shares outstanding during the year plus common stock equivalents.

   FISCAL YEAR - In 1995, the Company changed its fiscal year end to the last Saturday in September.

   RECLASSIFICATIONS - Certain 1994 and 1995 balances have been reclassified to conform with the 1996 presentation.

   NEW ACCOUNTING PRONOUNCEMENTS - In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires a company to review the carrying value of long-lived assets and certain intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This standard is effective for the Company's 1997 fiscal year. The Company has not yet determined the effects SFAS No. 121 will have on its financial position or the results of its operations.

   In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which will be effective for the Company's 1997 fiscal year. SFAS No. 123 allows companies which have stock-based compensation arrangements with employees to adopt a new fair-value basis of accounting for stock options and other equity instruments, or to continue to apply the existing accounting required by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and disclose the proforma impact of adoption in the footnotes to the financial statements. The Company intends to continue to account for stock-based compensation arrangements under APB Opinion No. 25 and, therefore, management does not believe that the effect of implementing this standard will be material to the Company's financial position, results of operations or cash flows.

                          CENTRAL GARDEN & PET COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FISCAL YEAR ENDED SEPTEMBER 28, 1996,
                   NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1995
                    AND FISCAL YEAR ENDED DECEMBER 25, 1994
                                  (CONTINUED)

2. ACQUISITIONS

   On December 29, 1993, the Company acquired substantially all of the assets and assumed certain of the liabilities of Aquarium Supplies Unlimited ("ASU") which prior to that date was a Chapter 11 Debtor-In-Possession. ASU is a distributor of pet supplies, principally in the Southern California market. The cash purchase price of $3,996,000 was less than net assets acquired by $341,000.

   During the first half of 1994, the Company acquired the lawn and garden distribution operations of Tony's Gas & Chemical House, Inc. ("Tony's"); the lawn and garden distribution operations of Esco Distributors ("Esco") and acquired the pet supply distribution operations of Rumford Aquarium, Inc. ("Rumford"). The aggregate cash purchase price of these acquisitions was approximately $10,322,000, which exceeded the fair market value of the net assets acquired by $3,578,000, which was recorded as goodwill.

   On April 14, 1995, the Company acquired substantially all of the assets of Valley Pet Supply, Inc. ("Valley"), which was prior to that date a Chapter 11 Debtor-In-Possession. Valley was a distributor of pet supplies in California and parts of Oregon and Washington. The purchase price was $1,341,000, which exceeded net assets acquired by $345,000, which was recorded as goodwill.

   On July 12, 1996, the Company acquired the pet supply distribution operations of Kenlin Pet Supply, Inc. ("Kenlin") and Longhorn Pet Supply ("Longhorn"). The aggregate cash purchase price of these acquisitions was approximately $34,560,000, which exceeded the fair market value of the net assets acquired by $18,540,000, which was recorded as goodwill.

   UNAUDITED PRO FORMA RESULTS OF OPERATIONS - The following table summarizes on a pro forma basis the combined results of operations of the Company and its subsidiaries for fiscal year 1996 and the nine-month period ended September 30, 1995 as if the fiscal year 1996 acquisition of Kenlin was made on December 26, 1994. The pro forma results of operations also reflect pro forma adjustments for stock issued to facilitate the acquisition of Kenlin, adjustments to conform inventory methods and facilities costs, and for the amortization of goodwill. Although this pro forma combined information includes the results of operations of Kenlin, it does not necessarily reflect the results of operations that would have occurred had Kenlin been managed by the Company prior to its acquisition.

                          CENTRAL GARDEN & PET COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FISCAL YEAR ENDED SEPTEMBER 28, 1996,
                   NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1995
                    AND FISCAL YEAR ENDED DECEMBER 25, 1994
                                  (CONTINUED)


                                                      Fiscal year          Nine-Month
                                                        Ended            Period Ended
                                                     September 28,        September 30,
                                                          1996                1995
                                                            (In thousands, except
                                                              per share amounts)


Net sales                                               $675,502         $420,691

Gross profit                                              97,840           67,808

Income from operations                                    20,945           11,395

Income before income taxes                                17,055            3,734

Net income                                              $  9,941         $  2,064
                                                        ========         ========

Net income per common and common
 equivalent share:

  Fully diluted                                         $   0.72         $   0.26
                                                        ========         ========

  Primary                                               $   0.73         $   0.26
                                                        ========         ========



3. CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS AND SUPPLIER

   CUSTOMER CONCENTRATION - Approximately 47%, 52% and 50% of the Company's net sales for fiscal year 1994, the nine-month period ended September 30, 1995 and fiscal year 1996, respectively, were derived from sales to the Company's top ten customers. The Company's largest customer accounted for approximately 19%, 22% and 23% of the Company's net sales for fiscal year 1994, the nine-month period ended September 30, 1995 and fiscal year 1996, respectively. The Company's second largest customer accounted for approximately 7%, 10% and 11% of the Company's net sales for fiscal year 1994, the nine-month period ended September 30, 1995 and fiscal year 1996, respectively. The loss of, or significant adverse change in, the relationship between the Company and these two customers could have a material adverse effect on the Company's business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company's inability to collect accounts receivable from any major customer could have a material adverse impact on the Company's business and financial results.

   SUPPLIER CONCENTRATION - While the Company purchases products from over 1,000 different manufacturers and suppliers, approximately 59% of the Company's net sales in fiscal year 1996 were derived from products purchased from the Company's five largest suppliers. The Company believes that approximately 29% of the Company's net sales for the nine-month period ended September 30, 1995 and

                          CENTRAL GARDEN & PET COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FISCAL YEAR ENDED SEPTEMBER 28, 1996,
                   NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1995
                    AND FISCAL YEAR ENDED DECEMBER 25, 1994
                                  (CONTINUED)

   44% of the Company's net sales during fiscal year 1996 were derived from sales of products purchased from Solaris, the Company's largest supplier. Because of the dependence of the Company on sales of Solaris products, future changes implemented by Solaris to its marketing and sales programs or any overall decrease in the sales of Solaris products could have a material adverse effect on the Company.

4. ACCOUNTS AND NOTES PAYABLE

   The Company has a line of credit providing for aggregate borrowings of up to $75,000,000, which expires on July 12, 1998. The available amount under the line of credit fluctuates based upon a specific asset borrowing base. At September 30, 1995 and September 28, 1996, balances of $33,870,000 and $27,904,000, respectively, were outstanding under this agreement, bearing interest at a rate related to the prime rate (9.5% at September 30, 1995 and 9.0% at September 28, 1996). Available borrowings at September 30, 1995 and September 28, 1996 were $19,840,000 and $47,096,000, respectively. This line is secured by substantially all of the Company's assets, and contains certain financial covenants requiring maintenance of minimum levels of working capital and net worth, and restricts the Company's ability to pay dividends. The Company was in compliance with such covenants at September 30, 1995 and September 28, 1996.

   The Company had an additional line of credit of $6,000,000 with another lender as a result of its 1993 acquisition of CGS Distributing Inc. that was paid off in 1996. At September 30, 1995, $4,100,000 was outstanding under this agreement, bearing interest (9.25% at September 30, 1995) at a rate related to the prime rate. The line was secured by substantially all of the assets of the acquired distributor and contained certain financial covenants. The Company was in compliance with such covenants at September 30, 1995.

   Under the covenants in the Company's principal credit agreement described above, dividends can only be paid if there is no material default of any of the covenants contained in the agreement. The amount of such dividends shall not exceed the prior year's net income and the aggregate amount of all dividends paid from June 12, 1992 through June 12, 1998 is limited to approximately $4.5 million. Such restrictions would have limited dividends in 1996 to $1.1 million.

                          CENTRAL GARDEN & PET COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FISCAL YEAR ENDED SEPTEMBER 28, 1996,
                   NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1995
                    AND FISCAL YEAR ENDED DECEMBER 25, 1994
                                  (CONTINUED)

5. LONG-TERM DEBT

   Long-term debt consisted of the following:

                                                               SEPTEMBER 30,   SEPTEMBER 28,
                                                                   1995            1996
                                                               ------------    ------------
                                                                       (IN THOUSANDS)
   Note payable to Weyerhaeuser Corporation, discounted at
    10.25% imputed rate, interest due in quarterly
    installments, principal due in annual installments
    through 1999, secured by certain inventory and equipment   $ 3,750          $2,750

   Note payable to a former supplier, interest at 10% and
    principal due March 1998                                     5,885           5,885

   Note payable to former shareholder, interest at 1%
    under prime (7.75% at September 30, 1995; 7.25%
    at September 28, 1996), principal and interest
    due in annual installments to 1997, secured by
    stock of the principal shareholder                           1,200             600

   Note payable to bank, interest based on a formula
    (8.125% at September 30, 1995), principal repaid
    in 1996                                                      1,889               -

   Note payable to bank, interest based on a formula
    (9.5% at September 30, 1995), principal repaid in
    1996                                                            78               -

   Other notes payable                                              27               4
                                                               -------          ------

             Total                                              12,829           9,239

   Less current portion of long-term debt                        1,699           1,604
                                                               -------          ------

   Total                                                       $11,130          $7,635
                                                               =======          ======

   Principal repayments on long-term debt are scheduled as follows at September 28, 1996:

                       (IN THOUSANDS)
   Fiscal year:
     1997                   $1,604
     1998                    6,885
     1999                      750
                            ------

   Total                    $9,239
                            ======

6. OPERATING LEASES

   The Company has operating lease agreements principally for office and warehouse facilities and equipment. Such leases have remaining terms, inclusive of renewal options, of 1 to 8 years. Rent expense for all operating leases amounted to $5,903,000 for fiscal year 1994, $6,437,000 for the nine-month period ended September 30, 1995, and $9,896,000 for fiscal year 1996.

                          CENTRAL GARDEN & PET COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FISCAL YEAR ENDED SEPTEMBER 28, 1996,
                   NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1995
                    AND FISCAL YEAR ENDED DECEMBER 25, 1994
                                  (CONTINUED)

   Certain facility leases have renewal options and provide for additional rent based upon increases in the Consumer Price Index.

   Aggregate minimum annual payments on noncancelable operating leases at September 28, 1996 are as follows:

                     (IN THOUSANDS)
   Fiscal year:
     1997                  $ 8,006
     1998                    6,921
     1999                    5,169
     2000                    3,825
     2001                    3,313
     Thereafter              2,309
                           -------

   Total                   $29,543
                           =======

7. INCOME TAXES

   The provision for income taxes consists of the following:

                      FISCAL YEAR     NINE MONTH      FISCAL YEAR
                         ENDED       PERIOD ENDED        ENDED
                     ------------    ------------    -------------
                     DECEMBER 25,    SEPTEMBER 30,   SEPTEMBER 28,
                         1994            1995            1996
   Current:
     Federal            $1,530            $ 187          $4,523
     State                 402              127           1,040
                        ------            -----          ------

   Total                 1,932              314           5,563

   Deferred               (996)             590             454
                        ------            -----          ------

   Total                $  936            $ 904          $6,017
                        ======            =====          ======

                          CENTRAL GARDEN & PET COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FISCAL YEAR ENDED SEPTEMBER 28, 1996,
                   NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1995
                    AND FISCAL YEAR ENDED DECEMBER 25, 1994
                                  (CONTINUED)


A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate is as follows:

                                                  FISCAL YEAR      NINE MONTH      FISCAL YEAR
                                                     ENDED        PERIOD ENDED        ENDED
                                                 ------------    -------------    -------------
                                                 DECEMBER 25,    SEPTEMBER 30,    SEPTEMBER 28,
                                                     1994             1995             1996
Statutory rate                                       34%              34%              34%
State income taxes, net of federal benefit            5                5                5
Nondeductible expenses                                5                9                6
Other                                                (4)              (3)              (3)
                                                   ----             ----             ----

Effective tax rate                                   40%              45%              42%
                                                   ====             ====             ====

Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                          SEPTEMBER 30, 1995                  SEPTEMBER 28, 1996
                                                    ------------------------------      ------------------------------
                                                      DEFERRED          DEFERRED          DEFERRED          DEFERRED
                                                         TAX               TAX               TAX               TAX
                                                       ASSETS          LIABILITIES         ASSETS          LIABILITIES
Current:
  Allowance for doubtful accounts receivable           $1,204                              $1,036
  Inventory reserves                                      972                                 910
  Prepaid expenses                                                       $  239                               $  219
  Nondeductible reserves                                  888                                 837
  Net operating loss carryforwards                        139                                  97
  Other                                                    29                86               460
                                                       ------            ------            ------             ------
           Total                                        3,232               325             3,340                219

Valuation allowance                                       (25)                                (25)
                                                       ------            ------            ------             ------
Current                                                 3,207               325             3,315                219

Noncurrent:
  Adoption of FIFO inventory method                                         639                                  321
  Depreciation                                                              978                                1,248
  Other                                                                      60               132
                                                       ------            ------            ------             ------
Noncurrent                                                  -             1,677               132              1,569
                                                       ------            ------            ------             ------
Total                                                  $3,207            $2,002            $3,447             $1,788
                                                       ======            ======            ======             ======

                          CENTRAL GARDEN & PET COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FISCAL YEAR ENDED SEPTEMBER 28, 1996,
                   NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1995
                    AND FISCAL YEAR ENDED DECEMBER 25, 1994
                                  (CONTINUED)


8. SHAREHOLDERS' EQUITY

   At September 28, 1996, there were 1,000 shares of Series A convertible preferred stock ($.01 par value) authorized, of which 100 were outstanding. In July 1995, in connection with an agreement to become the master agent and distributor for Solaris, the Company received from Monsanto Company $900,000 in exchange for its issuance of 100 shares of Series A convertible preferred stock and a warrant to purchase up to 500,000 shares of common stock with an exercise price of $9.00 per share. Each share of Series A convertible preferred stock is entitled to a liquidation preference of $9,000 per share, is convertible into 1,000 shares of common stock, is entitled to an annual 5% cumulative dividend, votes together with common stock, and has a number of votes equal to the number of shares of common stock into which it is convertible. The warrant expires on the earlier of the tenth anniversary of the Solaris Agreement or the expiration or termination of the Solaris Agreement.

   At September 28, 1996, there were 3,000,0000 shares of Class B stock ($.01 par value) authorized, of which 1,933,575 were outstanding. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and the holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B stock have certain conversion rights and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.

   At September 28, 1996, there were 40,000,000 shares of common stock ($.01 par value) authorized, of which 12,536,521 were outstanding.

   On November 15, 1995, the Company completed an offering of 5,750,000 shares of its common stock at $6.75 per share before deduction for underwriting commission and expenses related to the offering. The net proceeds were used to reduce the Company's borrowings under its principal line of credit.

   On July 19, 1996, the Company completed its third public stock offering which consisted of 2,752,500 shares of its common stock at $18.00 per share before deduction for underwriting commission and expenses related to the offering. The net proceeds were used to repay the Company's borrowings (including borrowings used for the Kenlin acquisition) under its principal line of credit.

   In 1993, the Company adopted the Omnibus Equity Incentive Plan (the "Plan") which provided for the grant of options to key employees and consultants of the Company for the purchase of up to an aggregate of 900,000 shares of common stock of the Company. In 1995, the Company amended the Plan to increase the number of shares authorized for issuance by an additional 300,000 and in 1996, the Company further amended the Plan to increase the number of shares authorized for issuance by an additional

                          CENTRAL GARDEN & PET COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FISCAL YEAR ENDED SEPTEMBER 28, 1996,
                  NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1995
                   AND FISCAL YEAR ENDED DECEMBER 25, 1994
                                  (CONTINUED)

   800,000. The Plan is administered by the Audit and Compensation Committee of the Board of Directors, comprised of outside independent directors only, who determine individual awards to be granted, vesting and exercise of share conditions. Option activity under the Plan is as follows:

                                                           OPTIONS OUTSTANDING
                                                 -------------------------------------
                                                   SHARES                     PRICE
                                                 AVAILABLE     SHARES       PER SHARE

   Balance at December 26, 1993                    827,906      72,094    $   9.75-3.75
   Options granted in 1994                        (301,780)    301,780    $   9.75-1.30
   Options cancelled in 1994                        12,995     (12,995)   $   3.75
                                                  --------    --------

   Balance at December 25, 1994                    539,121     360,879    $   9.75-1.30
   Authorized                                      300,000
   Options granted in 1995                        (236,500)    236,500    $  5.125-3.31
   Options exercised in 1995                                   (17,645)   $   3.75-1.30
   Options cancelled in 1995                         9,183      (9,183)   $   3.75-1.30
                                                  --------    --------

   Balances at September 30, 1995                  611,804     570,551    $   9.75-1.30
   Authorized                                      800,000
   Options granted in 1996                        (458,500)    458,500    $19.625-6.125
   Options exercised in 1996                                  (148,016)   $   4.00-1.30
   Options cancelled in 1996                         4,500      (4,500)   $  5.125-3.31
                                                  --------    --------    -------------

   Balances at September 28, 1996                  957,804     876,535    $ 19.625-1.30
                                                  ========    ========    =============

   The 1994 options granted vest one year from date of grant and can be exercised in full at any time thereafter during the following four years. Certain of the 1995 and 1996 options granted vest in full over periods ranging from 3 to 6 years and can be exercised in full at any time thereafter, while other 1995 and 1996 options granted vest on a straight-line basis over periods ranging from 3 to 8 years and can be exercised at any time thereafter during the following year. Options totaling 112,795 were exercisable at September 28, 1996.

   The Company has a 401(k) plan to which it contributed $198,000 for fiscal year 1994, $148,000 for the nine-month period ended September 30, 1995 and accrued $209,000 for fiscal year 1996.

9. TRANSACTIONS WITH RELATED PARTIES

   The Company leases certain warehouse facilities and equipment from related entities which are controlled by the Company's principal shareholder. Rental expense under these leases totaled $115,000 for fiscal year 1994, $116,000 for the nine-month period ended September 30, 1995 and $156,000 for fiscal year 1996.

                          CENTRAL GARDEN & PET COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FISCAL YEAR ENDED SEPTEMBER 28, 1996,
                   NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1995
                    AND FISCAL YEAR ENDED DECEMBER 25, 1994
                                  (CONTINUED)

10. BATON ROUGE FIRE

    On July 14, 1992, the Company's warehouse in Baton Rouge, Louisiana and two adjoining warehouse spaces leased by third parties were damaged as the result of a fire that originated while an environmental contractor was removing broken containers of a swimming pool water purifier maintained in the Company's inventory. The warehouse was one of the Company's smallest and the inventory, although substantially damaged, was an immaterial portion of the Company's total inventories at that time.

    The lawsuits arising out of the fire were settled in September 1996, and in connection with the settlement the Company recorded approximately $1 million as other income.

    The Company is not currently a party to any material litigation.

11. SELECTED CONSOLIDATED INCOME STATEMENT DATA (UNAUDITED)

    The following selected consolidated income statement data have been derived from the unaudited consolidated financial statements of the Company. In the opinion of management, the unaudited selected data shown below have been prepared on the same basis as the audited consolidated statements of income included herein and include adjustments only of a normal recurring nature.

                                                                    NINE MONTHS         TWELVE MONTHS
                                                                       ENDED                ENDED
                                                                   SEPTEMBER 25,        SEPTEMBER 30,
                                                                       1994                  1995
                                                                   -------------        --------------
                                                                         (AMOUNTS IN THOUSANDS,
                                                                            EXCEPT PER SHARE)
    Sales                                                           $358,138             $437,023
    Gross profit                                                      57,524               66,709
    Selling, general and administrative expenses                      45,380               61,184
    Income from operations                                            12,144                5,524
    Income taxes                                                       2,965               (1,125)
    Net income (loss)                                                  4,431               (1,947)
    Net income (loss) per common and common equivalent share:
        Fully diluted                                                   0.75                (0.33)
        Primary                                                         0.75                (0.33)

12. EVENTS SUBSEQUENT TO SEPTEMBER 28, 1996

    In October 1996, the Company announced that it entered into a definitive asset purchase agreement to acquire the United States and Canada flea and tick business of Sandoz Agro, Inc. ("Sandoz Flea and Tick") for approximately $41 million. The acquisition is expected to close before March 1997. However, the consummation of the acquisition is subject to a number of conditions, including the Federal Trade Commission ("FTC") approval relating to the divestiture of Sandoz Flea and Tick business.

                          CENTRAL GARDEN & PET COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FISCAL YEAR ENDED SEPTEMBER 28, 1996,
                   NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1995
                    AND FISCAL YEAR ENDED DECEMBER 25, 1994
                                  (CONTINUED)

   in connection with the merger of Sandoz Ltd. and Ciba-Geigy Limited into Novartis AG, and there can be no assurance that FTC approval will be obtained or that the Sandoz Flea and Tick Acquisition will be consummated.

   On November 15, 1996, the Company sold in a private placement $115,000,000 aggregate principal amount of 6% Convertible Subordinated Notes due 2003. The net proceeds of the offering will be used for repayment of short- and long-term indebtedness and for potential acquisitions and general corporate purposes, including the pending acquisition of Sandoz Flea and Tick.

                                     ******

Item 9 - Changes in and Disagreements with Accountants on Accounting and
--------------------------------------------------------- --------------
Financial Disclosure
--------------------

     None.


                                    PART III

Item 10 - Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information required by this item is incorporated by reference from pages 1, 2 and 10 of the Company's Definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders under the captions "Election of Directors" and "Section 16(a) Information." See also Item 1 above.

Item 11 - Executive Compensation
--------------------------------

     The information required by this item is incorporated by reference from pages 3, 4 and 5 of the Company's Definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders under the caption "Compensation of Executive Officers."

Item 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The information required by this item is incorporated by reference from page 10 of the Company's Definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders under the caption "Ownership of Management and Principal Stockholders."

Item 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required by this item is incorporated by reference from page 5 of the Company's Definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders under the captions "Compensation Committee Interlocks and Insider Participation" and "Transactions with the Company."

                                    PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

     (a)  The following documents are filed as part of this report:

          (1)  Consolidated Financial Statements of the Company are included in
               Part II, Item 8:

               Independent Auditors' Report
               Consolidated Balance Sheets
               Consolidated Statements of Income
               Consolidated Statements of Shareholders' Equity

               Consolidated Statements of Cash Flows
               Notes to Consolidated Financial Statements

          (2) Consolidated Supplementary Financial Statement Schedule for the fiscal year ended December 25, 1994, the nine month period ended September 30, 1995 and the fiscal year ended September 28, 1996:

                    Independent Auditors' Report

                    Schedule II - Valuation and Qualifying Accounts

               All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

          (3)  Exhibits:

               See attached Exhibit Index.

     (b) On July 12, 1996, the Company filed a report on Form 8-K which disclosed that the Company had consummated the Kenlin acquisition. Kenlin's historical financial statements were included in the Company's Form 8-K filed on June 28, 1996.

                                   Signatures
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  December 13, 1996

                              CENTRAL GARDEN & PET COMPANY



                              By /s/ WILLIAM E. BROWN
                                 -------------------------------------
                                 William E. Brown
                                 Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

       Signature                      Capacity                      Date
       ---------                      --------                      ----
/s/ WILLIAM E. BROWN      Chairman and Chief Executive        December 13, 1996
------------------------  Officer (Principal Executive
William E. Brown          Officer

/s/ ROBERT B. JONES       Vice President, Chief Financial     December 13, 1996
------------------------  Officer (Principal Financial
Robert B. Jones           Officer and Principal Accounting
                          Officer)

/s/ GLENN W. NOVOTNY      Director                            December 13, 1996
------------------------
Glenn W. Novotny

/s/ DANIEL P. HOGAN, JR.  Director                            December 13, 1996
------------------------
Daniel P. Hogan, Jr.

/s/ LEE D. HINES, JR.     Director                            December 13, 1996
------------------------
Lee D. Hines, Jr.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors of Central Garden & Pet Company:

     We have audited the consolidated financial statements of Central Garden & Pet Company and subsidiaries as of September 28, 1996 and September 30, 1995, and for the fiscal year ended September 28, 1996, the nine-month period ended September 30, 1995 and the fiscal year ended December 25, 1994 and have issued our report thereon dated November 15, 1996; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated supplementary financial schedule of the Company, listed in Item 14(a). This consolidated supplementary financial schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated supplementary financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
San Francisco, California
November 15, 1996

                                  SCHEDULE II

                         CENTRAL GARDEN & PET COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
                     Fiscal Year Ended December 25, 1994,
                  Nine Month Period Ended September 30, 1995
                   and Fiscal Year Ended September 28, 1996

          Column A                               Column B             Column C              Column D              Column E
          --------                               --------             --------              --------              --------
                                                                      Additions
                                                                ----------------------
                                               Balances at      Charged to   Charged to                          Balance at
                                                Beginning        Costs and     Other                               End of
         Description                            of Period         Expenses    Accounts      Deductions             Period
         -----------                            ---------         --------    --------      ----------            --------
AMOUNTS DEDUCTED FROM ASSETS TO
 WHICH THEY APPLY:
Year ended December 25, 1994--Allowance for
 doubtful accounts receivable..................   2,259              814      1,175(1)          791               3,457
Nine month period ended September 30, 1995--
 Allowance for doubtful accounts receivable....   3,457            1,397        300             993               4,161
Year ended September 28, 1996--Allowance for
 doubtful accounts receivable..................   4,161            1,708        517(1)        1,108               5,278
                                                 --------         --------    --------       --------            --------

-------------------
Note: (1) Recorded on the books of companies acquired.

                                 EXHIBIT INDEX


     Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

EXHIBIT
NUMBER                         EXHIBIT                         PAGE
-------                        -------                         ----
    2.1   Form of Agreement of Merger and Plan of Merger
          between Central Garden Supply of Southern
          California and Central Garden & Pet Company
          (Incorporated by reference from Exhibit 2.1 to
          Registration Statement No. 33-48070).
    2.2   Form of Agreement of Merger and Plan of Merger
          between Central Garden Sales Corp. and Central
          Garden & Pet Company (Incorporated by
          reference from Exhibit 2.2 to Registration
          Statement No. 33-48070).
    2.3   Form of Reorganization Agreement between
          Central Garden Supply and Central Garden & Pet
          Company (Incorporated by reference from
          Exhibit 2.3 to Registration Statement No. 33-
          48070).
    2.4   Agreement and Plan of Merger between Central
          Garden & Pet Supply Company and Central Garden
          & Pet Company dated as of June 11, 1992
          (Incorporated by reference from Exhibit 2.4 to
          Registration Statement No. 33-48070).
    3.1   Third Amended and Restated Certificate of
          Incorporation (Incorporated by reference from
          Exhibit 3.1 to Registration Statement No. 33-
          98544).
    3.1.1 Certificate of Amendment of Third Amended and
          Restated Certificate of Incorporation
          (Incorporated by reference from Exhibit 3.1.1
          to Registration Statement No. 333-05261)
    3.2   Copy of Registrant's Bylaws (Incorporated by
          reference from Exhibit 3.2 to Registration
          Statement No. 33-48070).
    4.1   Specimen Common Stock Certificate
          (Incorporated by reference from Exhibit 4.1 to
          Registration Statement No. 33-48070).
   10.1   Promissory note from Central Garden Supply to
          Weyerhaeuser Company for $6,750,000 dated as
          of June 29, 1990 (Incorporated by reference
          from Exhibit 10.5 to Registration Statement
          No. 33-48070).
   10.2   Lease between Central Garden Supply and Road
          80 Properties, dated as of August 1, 1988
          (Incorporated by reference from Exhibit 10.10
          to Registration Statement No. 33-48070).
   10.3   Lease between Central Garden Supply and Road
          80 Investors dated as of December 31, 1985
          (Incorporated by reference from Exhibit 10.11
          to Registration Statement No. 33-48070).
   10.4   Supplementary Retirement Benefit Agreement for
          Key Employees between Central Garden & Pet
          Supply Company and Glenn W. Novotny dated as
          of July 1, 1991 (Incorporated by reference
          from Exhibit 10.12 to Registration Statement
          No. 33-48070).


EXHIBIT
NUMBER                         EXHIBIT                         PAGE
-------                        -------                         ----
   10.5   Supplementary Retirement Benefit Agreement for
          Key Employees between Central Garden & Pet
          Supply Company and Neill J. Hines dated as of
          July 1, 1991 (Incorporated by reference from
          Exhibit 10.13 to Registration Statement
          No. 33-48070).
   10.6   1992 Management Incentive Plan (Incorporated
          by reference from Exhibit 10.14 to
          Registration Statement No. 33-48070).*
   10.7   1992 Profit Sharing Plan (Incorporated by
          reference from Exhibit 10.15 to Registration
          Statement No. 33-48070).*
   10.8   Form of Indemnification Agreement between
          Registrant and Executive Officers and
          Directors (Incorporated by reference from
          Exhibit 10.18 to Registration Statement
          No. 33-48070).
   10.9   Accounts Financing Agreement [Security
          Agreement] between Congress Financial
          Corporation (Western) and Central Garden
          Supply, Central Garden & Pet Company, Central
          Garden & Pet Supply Company, Matthews Redwood
          and Nursery Supply, Inc. and Cal Liquid Corp.
          dated as of June 12, 1992, including Amendment
          No. 1 (Incorporated by reference from Exhibit
          10.28 to Registration Statement No. 33-48070).
 10.9.1   Amendment No. 2 to Accounts Financing
          Agreement dated as of July 12, 1992 among
          Congress Financial Corporation, the Company
          and certain subsidiaries of the Company
          (Incorporated by reference to Exhibit 10.28.2
          to the Company's Quarterly Report on Form 10-Q
          for the quarter ended June 25, 1995).
 10.9.2   Amendment No. 3 to Accounts Financing
          Agreement dated as of July 12, 1992 among
          Congress Financial Corporation, The Company
          and certain subsidiaries of the Company
          (Incorporated by reference to Exhibit 10.28.3
          to the Company's Quarterly Report on Form 10-Q
          for the quarter ended June 25, 1995).
  10.10   Intercreditor Agreement between Congress
          Financial Corporation (Western) and Monsanto
          Corporation dated as of January 28, 1994
          (Incorporated by reference to Exhibit 10.32.1
          to the Company's Annual Report on Form 10-K
          for the fiscal year ended December 26, 1993).
  10.11   Subordination Agreement among Central Garden
          Supply, Central Garden & Pet Company, Central
          Garden & Pet Supply Company, Weyerhaeuser
          Company and Congress Financial Corporation
          (Western) dated as of June 12, 1992
          (Incorporated by reference from Exhibit 10.34
          to Registration Statement No. 33-48070).


EXHIBIT
NUMBER                         EXHIBIT                         PAGE
-------                        -------                         ----
  10.12   Forms of Restricted Stock Grant Agreements
          (Incorporated by reference from Exhibit 10.35
          to Registration Statement No. 33-48070).*
  10.13   Continuing Guaranty and Waiver by Central
          Garden Supply, Cal Liquid Corp., Central
          Garden & Pet Company and Central Garden & Pet
          Supply Company of indebtedness of Matthews
          Redwood and Nursery Supply, Inc. to Congress
          Financial Corporation (Western) dated as of
          June 12, 1992 (Incorporated by reference from
          Exhibit 10.36 to Registration Statement
          No. 33-48070).
  10.14   Continuing Guaranty and Waiver by Central
          Garden Supply, Central Garden & Pet Company,
          Central Garden & Pet Supply Company and
          Matthews Redwood and Nursery Supply, Inc. for
          indebtedness of Cal Liquid Corp. to Congress
          Financial Corporation (Western) dated as of
          June 12, 1992 (Incorporated by reference from
          Exhibit 10.37 to Registration Statement
          No. 33-48070).
  10.15   Continuing Guaranty and Waiver by Central
          Garden Supply, Central Garden & Pet Supply
          Company, Matthews Redwood and Nursery Supply,
          Inc. and Cal Liquid Corp. for indebtedness of
          Central Garden & Pet Company to Congress
          Financial Corporation (Western) dated as of
          June 12, 1992 (Incorporated by reference from
          Exhibit 10.38 to Registration Statement
          No. 33-48070).
  10.16   Continuing Guaranty and Waiver by Source One
          for indebtedness of Central Garden Supply,
          Central Garden & Pet Company, Central Garden &
          Pet Supply Company, Matthews Redwood and
          Nursery Supply, Inc. and Cal Liquid Corp. to
          Congress Financial Corporation (Western) dated
          as of June 12, 1992 (Incorporated by reference
          from Exhibit 10.39 to Registration Statement
          No. 33-48070).
  10.17   Inventory and Equipment Security Agreement
          Supplement to Accounts Financing Agreement
          [Security Agreement] between and among
          Congress Financial Corporation (Western) and
          Central Garden Supply, Central Garden & Pet
          Company, Central Garden & Pet Supply Company,
          Matthews Redwood and Nursery Supply, Inc. and
          Cal Liquid Corp. dated as of June 12, 1992
          (Incorporated by reference from Exhibit 10.40
          to Registration Statement No. 33-48070).


EXHIBIT
NUMBER                         EXHIBIT                         PAGE
-------                        -------                         ----
  10.18   Letter Agreement Re:  Inventory Loans between
          and among Congress Financial Corporation
          (Western) and Central Garden Supply, Central
          Garden & Pet Company, Central Garden & Pet
          Supply Company, Matthews Redwood and Nursery
          Supply, Inc. and Cal Liquid Corp. dated as of
          June 12, 1992 (Incorporated by reference from
          Exhibit 10.41 to Registration Statement
          No. 33-48070).
  10.19   Trademark Collateral Assignment and Security
          Agreement between Central Garden Supply and
          Congress Financial Corporation (Western) dated
          as of June 12, 1992 (Incorporated by reference
          from Exhibit 10.42 to Registration Statement
          No. 33-48070).
  10.20   Assignment of Policy as Collateral Security to
          Congress Financial Corporation (Western) dated
          as of June 12, 1992 (Incorporated by reference
          from Exhibit 10.43 to Registration Statement
          No. 33-48070).
  10.21   Trade Financing Agreement Supplement to
          Accounts Financing Agreement [Security
          Agreement] between and among Congress
          Financial Corporation (Western) and Central
          Garden Supply, Central Garden & Pet Company,
          Central Garden & Pet Supply Company, Matthews
          Redwood and Nursery Supply, Inc. and Cal
          Liquid Corp. dated as of June 12, 1992
          (Incorporated by reference from Exhibit 10.44
          to Registration Statement No. 33-48070).
  10.22   Covenant Supplement to Accounts Financing
          Agreement [Security Agreement] between and
          among Congress Financial Corporation (Western)
          and Central Garden Supply, Central Garden &
          Pet Company, Central Garden & Pet Supply
          Company, Matthews Redwood and Nursery Supply,
          Inc. and Cal Liquid Corp. dated as of June 12,
          1992 (Incorporated by reference from Exhibit
          10.45 to Registration Statement No. 33-48070).
  10.23   Stock Purchase Agreement, dated December 30,
          1992, by and between Jean Claude Gallienne and
          Pierre Gallienne (Incorporated by reference
          from Exhibit 10.50 to Registration Statement
          No. 33-60332).
  10.24   Stock Pledge Agreement between William E.
          Brown and Vincent P. Dole, dated as of
          December 30, 1992 (Incorporated by reference
          from Exhibit 10.51 to Registration Statement
          No. 33-60332).
  10.25   Stipulation of Settlement and Mutual Release
          of Claims, dated December 30, 1992, between
          Central Garden Supply, Central Garden & Pet
          Company and William E. Brown and Jean-Claude
          Gallienne and Pierre Gallienne (Incorporated
          by reference from Exhibit 10.52 to
          Registration Statement No. 33-60332).


EXHIBIT
NUMBER                         EXHIBIT                         PAGE
-------                        -------                         ----
  10.26   Promissory Note, dated December 30, 1992
          (Incorporated by reference from Exhibit 10.53
          to Registration Statement No. 33-60332).
  10.27   Guaranty Agreement, dated December 30, 1992,
          by Central Garden & Pet Company for the
          benefit of the holders of the Bourcycham Debt
          (Incorporated by reference from Exhibit 10.54
          to Registration Statement No. 33-60332).
  10.28   Agreement and plan of reorganization among
          Central Garden & Pet Company and the
          shareholders of CGS Distributing, Inc.
          (Incorporated by reference from Exhibit 10.55
          to Registration Statement No. 33-60332).
  10.29   Registration Rights Agreement among Central
          Garden & Pet Company and the shareholders of
          CGS Distributing, Inc. (Incorporated by
          reference from Exhibit 10.56 to Registration
          Statement No. 33-60332).
  10.30   Form of Restricted Stock Grant Agreement
          (Incorporated by reference from Exhibit
          10.35(a) to Registration Statement No. 33-
          60332).*
  10.31   1993 Omnibus Equity Incentive Plan
          (Incorporated by reference to Exhibit 10.62 to
          the Company's Annual Report on Form 10-K for
          the fiscal year ended December 26, 1993).*
  10.32   Master Agreement by and between The Solaris
          Group, a Strategic Business Unit of Monsanto
          Company, and the Company dated July 21, 1995
          (Incorporated by reference to Exhibit 10.66 to
          the Company's Quarterly Report on Form 10-Q
          for the quarter ended June 25, 1995).
  10.33   Stock and Warrant Purchase Agreement by and
          between The Solaris Group and Central Garden &
          Pet Company dated July 21, 1995 (Incorporated
          by reference to Exhibit 10.67 to the Company's
          Quarterly Report on Form 10-Q for the quarter
          ended June 25, 1995).
  10.34   Exclusive Agency and Distributor Agreement by
          and between The Solaris Group and the Company
          dated July 21, 1995 (Incorporated by reference
          to Exhibit 10.68 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended June
          25, 1995).
  10.35   Compensation Agreement by and between The
          Solaris Group and Central Garden & Pet Company
          dated July 21, 1995 (Incorporated by reference
          to Exhibit 10.69 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended June
          25, 1995).
  10.36   Stock Purchase Agreement dated as of June 18,
          1996 among the Company and the shareholders of
          Kenlin Pet Supply, Inc.  (Incorporated by
          reference to Exhibit 1.2 to the Company's
          report on Form 8-K dated July 12, 1996).


EXHIBIT
NUMBER                         EXHIBIT                         PAGE
-------                        -------                         ----
   21.1   List of Subsidiaries
   23.1   Independent Auditors' Consent
   27     Financial Data Schedule

-----------

* Indicates, as required by Item 14(a)(3), a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.