Form 10-K405/A
period 1996-09-28
CENTRAL GARDEN & PET COMPANY
filed 1997-01-24
CIK 887733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          FORM 10-K/A AMENDMENT NO. 1

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   [X]

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

Item 10 of the Annual Report filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 28, 1996 is hereby amended in full as follows:

Item 10 - Directors and Executive Officers of the Registrant
------------------------------------------------------------

IDENTIFICATION OF DIRECTORS

     The persons named below are nominees for director to serve until the next Annual Meeting of Stockholders and until their successors shall have been elected. The nominees constitute the present Board of Directors.

     Set forth below is certain information concerning the nominees which is based on data furnished by them.

                                                                                                                        SERVED AS
                                                 BUSINESS EXPERIENCE DURING PAST                                        DIRECTOR
NOMINEES FOR DIRECTOR         AGE                FIVE YEARS AND OTHER INFORMATION                                        SINCE
---------------------         ---                --------------------------------                                       ---------
William E. Brown...........   55        Chairman of the Board and Chief Executive Officer                                 1980
                                        since 1980.
Glenn W. Novotny...........   49        President since June 1990.  Prior to June 1990,                                   1990
                                        Mr. Novotny was with Weyerhaeuser Corporation in
                                        a variety of capacities.
Lee D. Hines, Jr. .........   50        Chief Operating Officer of Promotions Distributor Services Corporation            1992
                                        (telemarketing, distribution and fulfillment company servicing the entertainment industry) since November 1996. From June 1993 to November
                                        1996, Mr. Hines was a self-employed consultant. From April 1991 until
                                        June 1993, Mr. Hines was Executive Vice President and Chief Financial
                                        Officer of the Company. From May 1990 to April 1991, Mr. Hines was
                                        President and Chief Executive officer of International Tropic-Cal, Inc.
                                        (designer and marketer of sunglasses and hair accessories).
Daniel Hogan...............   68        Self-employed consultant.  Prior to his retirement in 1987, Mr. Hogan             1993
                                        was a Vice President of Chevron Chemical Company and General Manager of its
                                        Ortho Consumer Products Division.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from October 1, 1995 to September 28, 1996 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

Item 11 of the Annual Report filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 28, 1996 is hereby amended in full as follows:

Item 11 - Executive Compensation
--------------------------------

COMPENSATION OF EXECUTIVE OFFICERS

     The compensation paid to the Company's Chief Executive Officer and the only other executive officers who received compensation in excess of $100,000 for services in all capacities to the Company and its subsidiaries during fiscal 1994, 1995 and 1996 is set forth below.

                          SUMMARY COMPENSATION TABLE

                                                                                       Long Term
                                                  Annual Compensation               Compensation Awards
                                           -----------------------------------   -----------------------     All
                                                                  Other Annual   Restricted   Securities    Other
                                                                  Compensation     Stock      Underlying    Compen-
Name and Principal Position      Year(1)   Salary($)   Bonus($)       ($)         Awards(#)   Options(#)   sation($)
---------------------------      -------   ---------   --------   ------------   ----------   ----------   ---------
William E. Brown                  1996     $300,000       --           --            --         30,000        --
  Chairman and Chief              1995     $200,000       --           --            --           --          --
  Executive Officer               1994     $200,000       --           --            --           --          --
Glenn W. Novotny                  1996     $257,908    $15,000         --            --         30,000        --
  President                       1995     $199,841       --           --            --         37,000        --
                                  1994     $207,295       --       $38,036(2)        --          9,487        --
Neill J. Hines                    1996     $160,656       --           --            --         10,000        --
  Executive Vice President        1995     $103,508       --           --            --         21,000        --
                                  1994     $132,538       --           --            --          5,128        --
Robert B. Jones                   1996     $118,165       --           --            --         10,000        --
  Vice President, Chief           1995     $ 90,896       --           --            --         21,000        --
  Financial Officer               1994     $112,000    $25,000         --         10,000(3)       --          --

--------
(1) In July 1995, the Company changed its fiscal year end to be the last Saturday in September; as a result the fiscal year ending September 30, 1995 ("fiscal 1995") was a nine month period.

(2) Includes for 1994, reimbursement to Mr. Novotny of moving expenses in the amount of $30,456. While the named executive officers enjoy certain perquisites, for fiscal years 1994, 1995 and 1996 these did not exceed the lesser of $50,000 or 10% of each officer's salary and bonus.

(3) The fair market value of these shares on the grant date was $107,500. The fair market value on the grant date, however is not necessarily indicative of the restricted stock's real value, which is impossible to determine until the vesting date; it is at this point that executives recognize income on the stock and must pay taxes on it. As of the end of fiscal 1996, the aggregate restricted stock holdings for such executive officer consisted of 10,000 shares worth $207,500 at the then-current fair market value (as represented by the closing price of the Company's Common Stock on September 27, 1996), without giving effect to the diminution of value attributable to the restrictions on such stock. Dividends are paid on the restricted shares to the extent payable on the Company's Common Stock generally.

     The following table sets forth certain information regarding stock options granted during fiscal 1996 to the executive officers named in the foregoing Summary Compensation Table. None of such persons received awards of stock appreciation rights during fiscal 1996.

                      OPTIONS GRANTS IN LAST FISCAL YEAR

                                                      Individual Grants                          Potential Realizable
                                     ---------------------------------------------------------     Value at Assumed
                                     Number of       Percent of                                 Annual Rates of Stock
                                     Securities     Total Options                               Price Appreciation for
                                     Underlying      Granted to       Exercise                      Option Term(3)
                                      Options       Employees in     Base Price    Expiration   ----------------------
Name                               Granted(#)(1)     Fiscal Year     ($/Sh)(2)        Date        5%($)       10%($)
----                               -------------    -------------    ----------    ----------   ---------    ---------
William E. Brown.................      30,000           6.5%         $18.125        7/24/02      $150,228    $331,964
Glenn W. Novotny.................      30,000           6.5%         $18.125        7/24/02      $150,228    $331,964
Neill J. Hines...................      10,000           2.2%         $18.125        7/24/02      $ 50,076    $110,655
Robert B. Jones..................      10,000           2.2%         $18.125        7/24/02      $ 50,076    $110,655

-------------------
(1) All options granted in fiscal 1996 are exercisable in full, commencing one year prior to expiration. Under the terms of the Company's Stock Option Plan, the Audit and Compensation Committee retains discretion, subject to plan limits, to modify the terms of outstanding options.

(2)  All options were granted at fair market value at date of grant.

(3) Realizable values are reported net of the option exercise price. The dollar amounts under these columns are the result of calculations at the 5% and 10% rates (determined from the price at the date of grant, not the stock's current market value) set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the Company's stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock as well as the optionsholder's continued employment through the vesting period. The potential realizable value calculation assumes that the optionholder waits until the end of the option term to exercise the option.

     There were no option exercises during fiscal 1996 by any of the executive officers listed. The following table sets forth certain information with respect to stock options held by each of the Company's executive officers as of September 28, 1996.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FY-END OPTION VALUES

                                                                            Value of Unexercised
                                                    Number of Unexercised   In-the-Money Options
                                                     Options at FY-End(#)       at FY-End($)
                                                    ---------------------   --------------------
                                                         Exercisable/           Exercisable/
Name                                                    Unexercisable          Unexercisable
----                                                ---------------------   --------------------
William E. Brown.................................           0/30,000               0/$ 78,750
Glenn W. Novotny.................................      10,360/77,360        $113,960/$702,250
Neill J. Hines...................................       5,718/36,718        $ 62,898/$381,600
Robert B. Jones..................................         530/31,530        $  5,830/$381,600


Item 12 of the Annual Report filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 28, 1996 is hereby amended in full as follows:

Item 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

     The following table indicates, as to (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock and Class B Stock, (ii) each director, (iii) each named executive officer and (iv) all directors and executive officers as a group, the number of shares and percentage of the Company's stock beneficially owned as of December 27, 1996.

                                                                          Shares Beneficially Owned
                                                                           as of December 27, 1996
                                                                          -------------------------
                                                                   Number of        Number of
                   Beneficial Owner                              Class B Shares   Common Shares   Percent(1)
                   ----------------                              --------------   -------------   ----------
William E. Brown(2)......................................           1,806,359           --          12.5%
Putnam Investments(3)....................................                --       1,551,931(4)      10.7%
Warburg, Pincus Counsellors, Inc.(5).....................                --       1,455,000(6)      10.0%
Edgemont Asset Management Corporation(7).................                --       1,000,000(4)       6.9%
Strong Capital Management, Inc.(8).......................                --         776,475(4)       5.4%
Fidelity Management & Research Co.(9)....................                --         735,800(4)       5.1%
Glenn W. Novotny.........................................                --          92,669(10)       *
Lee D. Hines, Jr.........................................                --          51,000           *
Daniel Hogan.............................................                --           6,000           *
Neill J. Hines...........................................              45,548        37,807(11)       *
Robert B. Jones..........................................                --          12,538(12)       *
All directors and officers as a group (six persons)......           1,851,907       200,014(13)     14.2%


-----------------
(*)  Less than 1%.

(1) Represents the number of shares of Class B Stock and Common Stock beneficially owned by each stockholder as a percentage of the total number of shares of Class B Stock and Common Stock outstanding.

(2) The address of Mr. Brown is 3697 Mt. Diablo Boulevard, Lafayette, California 94549. Mr. Brown may be deemed to be a "control person" of the Company within the meaning of the rules and regulations of the Securities and Exchange Commission by reason of his stock ownership and positions with the Company.

(3) The address of Putnam Investments is One Post Office Square, 12th Floor, Boston, Massachusetts 02109.

(4) Based on a Schedule 13F filed with the Securities and Exchange Commission reflecting beneficial ownership as of September 30, 1996.

(5) The address of Warburg, Pincus Counsellors, Inc. is 466 Lexington Avenue, New York, New York 10017.

(6) Based on a Schedule 13G filed with the Company reflecting beneficial ownership as of November 30, 1996. Warburg, Pincus Counsellors, Inc. has the sole power to dispose of 1,451,900 shares of the Company's Common Stock. Warburg, Pincus Counsellors, Inc. serves as an investment advisor to many accounts which own shares of the Company's Common Stock. None of these accounts, individually own more than 5% of the Company's Common Stock.

(7) The address of Edgemont Asset Management Corporation is 140 East 45th Street, 43rd Floor, New York, New York 10017.

(8) The address of Strong Capital Management, Inc. is 100 Heritage Reserve, Menomenee Falls, Wisconsin 53051.

(9) The address of Fidelity Management & Research Co. is 82 Devonshire Street, Boston, Massachusetts 02109-3614.

(10) Includes 10,360 shares issuable upon exercise of outstanding options exercisable within 60 days of December 27, 1996.

(11) Includes 5,718 shares issuable upon exercise of outstanding options exercisable within 60 days of December 27, 1996.

(12) Includes 530 shares issuable upon exercise of outstanding options exercisable within 60 days of December 27, 1996.

(13) Includes employee stock options exercisable within 60 days of December 27, 1996.

Item 13 of the Annual Report filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 28, 1996 is hereby amended in full as follows:

Item 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Lee D. Hines, Jr., a member of the Board of Directors and the Audit and Compensation Committee, performed certain consulting services for the Company during fiscal 1996 for which he received compensation of $40,000.

TRANSACTIONS WITH THE COMPANY

     The Company leases a warehouse facility and certain related equipment in Visalia, California from Road 80 Investors, a California general partnership controlled by William E. Brown. In fiscal 1996, the Company paid approximately $155,688 to Road 80 Investors under this lease.

     On December 30, 1992, in connection with an acquisition, the Company issued a note in the amount of $2.4 million payable in four equal annual installments commencing in 1994. The note bears interest at 1% per annum below prime rate. This indebtedness is secured by shares of Class B Stock owned by Mr. Brown.

                                   Signatures
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  January __, 1997

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

       Signature                      Capacity                      Date
       ---------                      --------                      ----
/s/ WILLIAM E. BROWN      Chairman and Chief Executive        January __, 1997
------------------------  Officer (Principal Executive
William E. Brown          Officer

/s/ ROBERT B. JONES       Vice President, Chief Financial     January __, 1997
------------------------  Officer (Principal Financial
Robert B. Jones           Officer and Principal Accounting
                          Officer)

/s/ GLENN W. NOVOTNY      Director                            January __, 1997
------------------------
Glenn W. Novotny

/s/ DANIEL P. HOGAN, JR.  Director                            January __, 1997
------------------------
Daniel P. Hogan, Jr.

/s/ LEE D. HINES, JR.     Director                            January __, 1997
------------------------
Lee D. Hines, Jr.