Form 10-K405/A
period 1996-09-28
CENTRAL GARDEN & PET COMPANY
filed 1997-01-27
CIK 887733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          FORM 10-K/A AMENDMENT NO. 2

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

         Date:  January 24, 1997

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

       Signature                      Capacity                      Date
       ---------                      --------                      ----
/s/ WILLIAM E. BROWN      Chairman and Chief Executive        January 24, 1997
------------------------  Officer (Principal Executive
William E. Brown          Officer

/s/ ROBERT B. JONES       Vice President, Chief Financial     January 24, 1997
------------------------  Officer (Principal Financial
Robert B. Jones           Officer and Principal Accounting
                          Officer)

/s/ GLENN W. NOVOTNY      Director                            January 24, 1997
------------------------
Glenn W. Novotny

/s/ DANIEL P. HOGAN, JR.  Director                            January 24, 1997
------------------------
Daniel P. Hogan, Jr.

/s/ LEE D. HINES, JR.     Director                            January 24, 1997
------------------------
Lee D. Hines, Jr.