Form 10-Q
period 1996-12-28
CENTRAL GARDEN & PET COMPANY
filed 1997-02-07
CIK 887733

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1034

For the quarterly period ended                December 28, 1996
                              --------------------------------------------------

                                       or

[   ]  TRANSITION REPORT PURSUANT OF SECTION 13 OR 15 (D) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transition period from                          to
                               ------------------------    ---------------------

Commission File Number:                       0 - 20242
                       ---------------------------------------------------------

                         CENTRAL GARDEN & PET COMPANY
--------------------------------------------------------------------------------

           Delaware                                          68-0275553
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

        3697 Mt. Diablo Blvd., Suite 310, Lafayette, California  94549
--------------------------------------------------------------------------------
(Address of principle executive offices)

--------------------------------------------------------------------------------

                                (510) 283-4573
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [ x ] Yes   [   ]   No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                                    [   ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of December 28, 1996            12,611,084

Class B Stock Outstanding as of December 28, 1996            1,863,167

CENTRAL GARDEN & PET COMPANY                               FORM 10-Q



Part 1-     FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                          CENTRAL GARDEN & PET COMPANY

                                  ------------

                          CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 28,     DECEMBER 28,
                                                                     1996              1996
                                                                 -------------     ------------
                                                                                    (UNAUDITED)
                                                                         (IN THOUSANDS)
                        ASSETS
CURRENT ASSETS:
  Cash & cash equivalents                                           $   1,272        $  73,826
  Accounts receivable (less allowance for doubtful
    accounts of $5,278 and $4,279)                                     62,231           78,673
  Inventories                                                         169,835          219,696
  Prepaid expenses and other assets                                     7,132            7,180
                                                                    ---------        ---------
      Total current assets                                            240,470          379,375

LAND, BUILDINGS, IMPROVEMENTS AND EQUIPMENT:
  Land                                                                    431              431
  Buildings and improvements                                            3,450            3,563
  Transportation equipment                                              3,161            3,087
  Warehouse equipment                                                   7,878            8,226
  Office furniture and equipment                                        8,046            8,410
                                                                    ---------        ---------
      Total                                                            22,966           23,717
        Less accumulated depreciation and amortization                 11,502           11,996
                                                                    ---------        ---------
          Land, buildings, improvements and equipment - net            11,464           11,721

GOODWILL                                                               29,971           29,730

OTHER ASSETS                                                            1,759            5,176
                                                                    ---------        ---------
TOTAL                                                               $ 283,664        $ 426,002
                                                                    =========        =========

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                                     $  27,904        $       0
  Accounts payable                                                    104,049          173,138
  Accrued expenses                                                     11,243            7,812
  Current portion of long-term debt                                     1,604              604
                                                                    ---------        ---------
    Total current liabilities                                         144,800          181,554

LONG-TERM DEBT                                                          7,635          115,000

DEFERRED INCOME TAXES AND OTHER LONG-TERM OBLIGATIONS                   1,670            1,670

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value: 100 shares outstanding
    September 28, 1996 and December 28, 1996                               --               --
  Class B stock, $.01 par value: 1,933,575 shares outstanding
    September 28, 1996, 1,863,167 shares outstanding
    December 28, 1996                                                      19               19
  Common stock, $.01 par value: 12,562,521 shares outstanding
    September 28, 1996, 12,637,084 shares issued and
    12,611,084 shares outstanding December 28, 1996                       125              125
  Additional paid-in capital                                          111,228          111,236
  Retained earnings                                                    18,733           16,926
  Treasury Stock                                                         (364)            (364)
  Restricted stock deferred compensation                                 (182)            (164)
                                                                    ---------        ---------
    Total shareholders' equity                                        129,559          127,778
                                                                    ---------        ---------
TOTAL                                                               $ 283,664        $ 426,002
                                                                    =========        =========

                See notes to consolidated financial statements

                          CENTRAL GARDEN & PET COMPANY

                                  ------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                       THREE MONTHS ENDED
                                                                 DECEMBER 30,      DECEMBER 28,
                                                                     1995              1996
                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                          $  (2,363)       $  (1,807)
  Adjustments to reconcile net loss to net cash
      used by operating activities:
    Depreciation and amortization                                         656              699
    Change in assets and liabilities:
      Receivables                                                      (4,895)         (16,442)
      Inventories                                                     (31,060)         (49,861)
      Prepaid expenses and other assets                                   (39)            (247)
      Accounts payable                                                 14,441           69,089
      Accrued expenses                                                   (676)          (3,431)
      Deferred income taxes and other long-term obligations                (3)               0
                                                                    ---------        ---------
    Net cash used in operating activities                             (23,939)          (2,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to land, buildings, improvements and equipment             (1,416)            (751)
                                                                    ---------        ---------
    Net cash used by investing activities                              (1,416)            (751)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayments of) notes payable - net                   (10,125)         (27,904)
  Repayments of long-term debt                                            (81)          (8,635)
  Proceeds from long-term debt - net                                        0          111,836
  Proceeds from issuance of stock - net                                35,665                8
                                                                    ---------        ---------
    Net cash provided by financing activities                          25,459           75,305

NET INCREASE IN CASH                                                      104           72,554

CASH AT BEGINNING OF PERIOD                                               143            1,272
                                                                    ---------        ---------
CASH AT END OF PERIOD                                               $     247        $  73,826
                                                                    =========        =========
SUPPLEMENTAL INFORMATION:
  Cash paid for interest                                            $     785        $   1,722
  Cash paid for income taxes                                               14              193


                See notes to consolidated financial statements

                          CENTRAL GARDEN & PET COMPANY

                                  ------------

                       CONSOLIDATED STATEMENTS OF INCOME


                                  (UNAUDITED)

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       THREE MONTHS ENDED
                                                                 DECEMBER 30,      DECEMBER 28,
                                                                     1995              1996
                                                                 ------------      ------------
Net Sales                                                           $ 78,112         $ 100,144
Cost of Goods Sold and Occupancy                                      66,792            82,690
                                                                    --------         ---------
     Gross Profit                                                     11,320            17,454

Selling, General and Administrative Expenses                          14,018            19,633
                                                                    --------         ---------
     Loss from operations                                             (2,698)           (2,179)

Interest Expense - Net                                                (1,376)             (937)
                                                                    --------         ---------
Loss Before Income Taxes                                              (4,074)           (3,116)

Income Taxes                                                          (1,711)           (1,309)
                                                                    --------         ---------
     Net Loss                                                       $ (2,363)        $  (1,807)
                                                                    ========         =========

Net Loss per Common and Common Equivalent Share
     Fully Diluted                                                  $  (0.26)        $   (0.12)
                                                                    ========         =========

     Primary                                                        $  (0.26)        $   (0.12)
                                                                    ========         =========
Weighted Average Shares Outstanding
     Fully Diluted                                                     8,959            14,474

     Primary                                                           8,959            14,474


                See notes to consolidated financial statements

                          CENTRAL GARDEN & PET COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 28, 1996
                                  (UNAUDITED)



1.  Basis of Presentation
    ---------------------

The consolidated balance sheet as of December 28, 1996, the consolidated statements of income and cash flows for the three months ended December 28, 1996 and December 30, 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

Due to the seasonal nature of the Company's business, the results of operations for the three months ended December 28, 1996 are not indicative of the operating results that may be expected for the year ending September 27, 1997.


2.  Recent Acquisitions
    -------------------

On January 17, 1997, the Company announced that its wholly owned Kenlin Pet Supply subsidiary had reached an agreement for the acquisition of the pet supplies business of Country Pet Supply, N.W., Inc., a distributor of pet supply and pet food products in Florida, Georgia, Alabama and South Carolina. Country has annual pet supply sales of approximately $33 million.

On January 20, 1997, the Company announced that it had acquired Four Paws Products, Ltd., Inc., a manufacturer of branded dog, cat, reptile and small animal products that are distributed throughout the United States, Canada, Europe and Asia. Sales in 1996 were approximately $30 million. Under the terms of the agreement, the Company paid $45 million in cash and 449,944 shares of common stock.


3.  Convertible Subordinated Notes
    ------------------------------

On November 15, 1996, the Company sold in a private placement $115,000,000 aggregate principal amount of 6% Convertible Subordinated Notes due 2003. A portion of the net proceeds of the offering were used for repayment of short- and long-term indebtedness and for acquisitions, including the acquisition of Four Paws.

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


                      THREE MONTHS ENDED DECEMBER 28, 1996
               COMPARED WITH THREE MONTHS ENDED DECEMBER 30, 1995

Net sales for the three months ended December 28, 1996 increased by 28.2% or $22.0 million from $78.1 million for the comparable 1995 period. Of the $22.0 million increase, approximately $25.0 million was attributable to the two pet distribution businesses acquired in July 1996 offset by a decrease of $5.0 million in sales of lawn and garden products. The decrease in garden sales relates principally to sales of Solaris products shipped to retail distribution centers which the Company believes to be a timing issue.

Gross profit increased by 54.2% or $6.1 million from $11.3 million during the three months ended December 30, 1995 to $17.5 million for the three months ended December 28, 1996. Gross profit as a percentage of net sales increased from 14.5% in the three months ended December 30, 1995 to 17.4% for the similar period in 1996. Both the increase in the gross profit dollars and the increase in gross profit as a percentage of net sales is due principally to the pet distribution businesses acquired in July 1996. Since lawn and garden sales are lowest in the Company's first fiscal quarter, the impact on margins of the addition of the newly acquired pet distribution businesses is expected to be significantly less during the remainder of fiscal 1997 than it was in the first quarter.

For the three months ended December 28, 1996, selling, general and administrative expenses increased by $5.6 million from $14.0 million for the similar 1995 period. As a percentage of net sales these expenses increased from 17.9% during the three months ended December 30, 1995 to 19.6% for the comparable 1995 period. Of the $5.6 million increase, approximately $4.7 million is attributable to the newly acquired pet businesses while the balance relates to the combination of relocation to larger distribution facilities in Dallas and Atlanta and increased sales expense associated with increased garden business developed during the second quarter of 1996.

Net interest expense for the first three months of fiscal 1997 decreased by 31.9% or $.4 million from $1.4 million for the three months ended December 30, 1995. The decrease is due to lower average outstanding borrowings on the Company's revolving credit facility and the reduction of approximately $8.6 million in its long term debt resulting from the application of proceeds received from the issuance of $115.0 million 6% subordinated convertible notes completed November 15, 1996. The average amount outstanding on the 6% convertible notes for the three months ended December 28, 1996 was $57.5
million.   Average short-term borrowings for the three months ended December 28,
1996 were $12.3 million compared to $30.3 million for the comparable 1995 period. Average net interest rates were 10.6% and 10.9%, respectively.

The Company's effective income tax rate was 42% for both the 1996 and 1995 quarters.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its growth through a combination of bank borrowings, supplier credit and internally generated funds. In addition, the Company received net proceeds (after offering expenses) of approximately $100.0 million from its three public offerings of common stock in July 1993, November 1995 and July 1996. Further, in November 1996 the Company completed the sale of $115 million 6% subordinated convertible notes generating approximately $112 million net of underwriting commissions.

The Company's business is highly seasonal and its working capital requirements and capital resources track closely to this seasonal pattern. During the first fiscal quarter accounts receivable reach their lowest level while inventory, accounts payable, and short-term borrowings begin to increase. Since the Company's short-term credit line fluctuates based upon a specified asset borrowing base, this quarter is typically the period when the asset borrowing base is at its lowest and consequently the Company's ability to borrow is at its lowest. During the second quarter, receivables, accounts payable and short-term borrowings begin to increase, reflecting the build-up of inventory and related payables in anticipation of the peak selling season. During the third quarter, principally due to the Solaris Agreement, inventory levels remain relatively constant while accounts receivable peak and short-term borrowings start to decline as cash collections are received during the peak selling season. During the fourth quarter, inventory levels are at their lowest, and accounts receivable and payables are substantially reduced through conversion of receivables to cash.

For the three months ended December 28, 1996, the Company used cash in operating activities of $2.0 million reflecting the normal cycle of inventory and receivables build up. Net cash used from investing activities of $.8 million resulted from the acquisition of office and warehouse equipment. Cash generated from financing activities of $75.3 million consisted of net proceeds from the sale of $115 million principal amount of 6% subordinated convertible notes due 2003 less repayment of $8.6 million of long-term debt and approximate $28.0 million of short-term debt.

The Company has a $75 million line of credit with Congress Financial Corporation (Western). The available amount under the line of credit fluctuates based upon a specific asset borrowing base. The line of credit, which bears interest at a rate equal to the prime rate plus 3/4% per annum, is secured by substantially all of the Company's assets. At December 28, 1996, the Company had no outstanding borrowings and had $75.0 million of available borrowing capacity under this line. The Company's line of credit contains certain financial covenants such as minimum net worth and minimum working capital requirements. The line also requires the lender's prior written consent to any material acquisition of a business.

The Company believes that cash flow from operations, funds available under its line of credit, proceeds from its recent sale of convertible notes and arrangements with suppliers will be adequate to fund its presently anticipated working capital requirements for the foreseeable future. The Company anticipates that its capital expenditures will not exceed $3.0 million for the next 12 months.

As part of its growth strategy, the Company has engaged in acquisition discussions with a number of companies in the past and it anticipates it will continue to evaluate potential acquisition candidates. On January 20, 1997, the Company announced that it had acquired Four Paws Products, Ltd., Inc., a manufacturer of branded dog, cat, reptile and small animal products. Under the terms of the agreement, the Company paid $45 million in cash and 449,944 shares of common stock. If one or more potential acquisition opportunities, including those that would be material, become available in the near future, the Company may require additional external capital. In addition, such acquisitions would subject the Company to the general risks associated with acquiring companies, particularly if the acquisitions are relatively large.

CENTRAL GARDEN & PET COMPANY                                           FORM 10-Q


II.    OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


        (b) The following reports on Form 8-K were filed during the quarter ended December 28, 1996.

            (1) On October 15, 1996, the Company filed a report on Form 8-K dated October 13, 1996, disclosing that the Company issued a press release announcing that it had entered into a definitive agreement to acquire assets comprising the flea and tick protection business in the United States and Canada of Sandoz, Ltd.

            (2) On November 6, 1996, the Company filed a report on Form 8-K dated October 30, 1996, disclosing that the Company issued a press release announcing that it was proposing to offer in a private placement $100,000,000 aggregate principal amount of 6% Convertible Subordinated Notes due 2003 (not including up to an additional $15,000,000 to cover over-allotments, if any).

            (3) On November 13, 1996, the Company filed a report on Form 8-K dated November 11, 1996, disclosing that the Company issued a press release announcing that it had sold in a private placement $100,000,000 aggregate principal amount of 6% Convertible Subordinated Notes due 2003 (not including up to an additional $15,000,000 to cover over-allotments, if any).

            (4) On December 2, 1996, the Company filed a report on Form 8-K/A to amend the Form 8-K dated October 13, 1996 to move all of the disclosure previously reported under Item 2 to Item 5.

CENTRAL GARDEN & PET COMPANY                                           FORM 10-Q



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                  CENTRAL GARDEN & PET COMPANY
                            ----------------------------------------
                                           Registrant



                            Dated:  February 6, 1997



                            ----------------------------------------------
                            William E. Brown, Chairman of the Board and
                            Chief Executive Officer


                            / s / Robert B. Jones
                            ----------------------------------------------
                            Robert B. Jones, Vice President-Finance and
                            Chief Financial Officer