Form 10-Q
period 1997-03-29
CENTRAL GARDEN & PET COMPANY
filed 1997-05-12
CIK 887733

                       UNITED STATESMISMISUNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1034

For the quarterly period ended            March 29, 1997
                              -------------------------------------------------

                                      or

[ ] TRANSITION REPORT PURSUANT OF SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    ----------------------
Commission File Number:                              0 - 20242
                       --------------------------------------------------------

                         CENTRAL GARDEN & PET COMPANY
--------------------------------------------------------------------------------

        Delaware                                                                      68-0275553
--------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)


                     3697 Mt. Diablo Blvd., Suite 310, Lafayette, California  94549
--------------------------------------------------------------------------------------------------------------
(Address of principle executive offices)

--------------------------------------------------------------------------------------------------------------

                                                 (510) 283-4573
--------------------------------------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

 --------------------------------------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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
                                                                           [   ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of March 29, 1997          13,112,871

Class B Stock Outstanding as of March 29, 1997          1,863,167

                                                                       FORM 10-Q
CENTRAL GARDEN & PET COMPANY

Part I-  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CENTRAL GARDEN & PET COMPANY
                              ---------------
                         CONSOLIDATED BALANCE SHEETS

                                                                                          September 28,        March 29,
                                                                                             1996                1997
                                                                                         ------------         ------------
                                                                                                             (Unaudited)
                                                                                                (In thousands)
                          ASSETS
       Current Assets:
         Cash & cash equivalents                                                        $      1,272          $    14,843
         Accounts receivable (less allowance for doubtful
           accounts of $5,278 and $4,705)                                                     62,231              127,197
         Inventories                                                                         169,835              270,722
         Prepaid expenses and other assets                                                     7,132                8,401
                                                                                        ------------          -----------

           Total current assets                                                              240,470              421,163

       Land, Buildings, Improvements and Equipment:
         Land                                                                                    431                  469
         Buildings and improvements                                                            3,450                6,882
         Transportation equipment                                                              3,161                3,323
         Warehouse equipment                                                                   7,878               10,468
         Office furniture and equipment                                                        8,046               10,041
                                                                                        ------------          -----------

                    Total                                                                     22,966               31,183
                    Less accumulated depreciation and amortization                            11,502               15,233
                                                                                        ------------          -----------

                    Land, buildings, improvements and equipment - net                         11,464               15,950

       Goodwill                                                                               29,971               72,957

       Other Assets                                                                            1,759               13,686
                                                                                        ------------          -----------

       Total                                                                            $    283,664          $   523,756
                                                                                        ============          ===========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
       Current Liabilities:
         Notes payable                                                                  $     27,904          $       600
         Accounts payable                                                                    104,049              247,761
         Accrued expenses                                                                     11,243               12,815
         Current portion of long-term debt                                                     1,604                  460
                                                                                        ------------          -----------
                    Total current liabilities                                                144,800              261,636

       Long-Term Debt                                                                          7,635              117,025

       Deferred Income Taxes and Other Long-Term
         Obligations                                                                           1,670                1,670

       Commitments and Contingencies

       Shareholders'  Equity:
         Preferred stock, $.01 par value: 100 shares outstanding September 28, 1996 and
            March 29, 1997                                                                      ----                 ----
         Class B stock, $.01 par value: 1,933,575 shares outstanding September 28, 1996,
               1,863,167 shares outstanding March 29, 1997                                        19                   19
         Common stock, $.01 par value: 12,536,521 shares outstanding September 28, 1996
               13,138,871 shares issued and 13,112,871 shares outstanding March 29, 1997         125                  131
         Additional paid-in capital                                                          111,228              121,821
         Retained earnings                                                                    18,733               21,964
         Treasury Stock                                                                         (364)                (364)
         Restricted stock deferred compensation                                                 (182)                (146)
                                                                                        ------------          -----------
                   Total shareholders' equity                                                129,559              143,425
                                                                                        ------------          -----------

       Total                                                                             $   283,664          $   523,756
                                                                                         ===========          ===========

                   See notes to consolidated financial statements

                         CENTRAL GARDEN & PET COMPANY
                              -------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                  (Unaudited)
                                (In thousands)

                                                                                            Six Months Ended

                                                                                          March 29,            March 30,
                                                                                            1996                 1997
                                                                                         ----------           ----------
       Cash Flows From Operating Activities:
         Net Income                                                                       $     428            $   3,231
         Adjustments to reconcile net income to net cash
              provided by operating activities:
           Depreciation and amortization                                                      1,616                1,703
           Gain on sale of land, building and improvements                                     (305)                   0
           Change in assets and liabilities:
             Receivables                                                                    (49,533)             (61,026)
             Inventories                                                                    (40,726)             (89,534)
             Prepaid expenses and other assets                                                  483               (3,421)
             Accounts payable                                                                66,278              142,803
             Accrued expenses                                                                 4,353                  858
             Deferred income taxes and other long-term obligations                                6                    0
                                                                                          ---------            ---------
           Net cash used in operating activities                                            (17,400)              (5,386)


       Cash Flows From Investing Activities:
         Additions to land, buildings, improvements and equipment                            (2,199)              (2,280)
         Payments to acquire companies, net of cash acquired                                      0              (53,232)
         Proceeds from sale of land, buildings, improvements and equipment                    3,600                    0
                                                                                          ---------            ---------
           Net cash provided (used) by investing activities                                   1,401              (55,512)


       Cash Flows From Financing Activities:
         Proceeds from (repayments of) notes payable - net                                  (17,142)             (27,304)
         Repayments of long-term debt                                                        (2,572)             (10,662)
         Proceeds from issuance of long-term debt                                                 0              111,836
         Proceeds from issuance of stock - net                                               35,709                  599
                                                                                          ---------            ---------
           Net cash provided by financing activities                                         15,995               74,469


       Net Increase (Decrease) in Cash                                                           (4)              13,571

       Cash at Beginning of Period                                                              143                1,272
                                                                                          ---------            ---------
       Cash at End of Period                                                              $     139            $  14,843
                                                                                          =========            =========


       Supplemental Information:
         Cash paid for interest                                                           $   1,542            $   2,633
         Cash paid for income taxes                                                              17                  229
         Assets (excluding cash) acquired through purchase of subsidiaries                        -               28,589
         Liabilities assumed through purchase of subsidiaries                                     -                5,531

                See notes to consolidated financial statements

                         Central Garden & Pet Company
                       Consolidated Statements of Income

                                  (Unaudited)

                   (In thousands, except per share amounts)

                                                    Six Months Ended                           Three Months Ended
                                              March 30,           March 29,               March 30,            March 29,
                                                1996                1997                    1996                 1997
                                            -------------       -------------           -------------        -------------

Net Sales                                    $   260,132         $   336,485             $   182,020          $   236,341
Cost of Goods Sold and Occupancy                 227,006             285,315                 160,214              202,625
                                            -------------       -------------           -------------        -------------

   Gross profit                                   33,126              51,170                  21,806               33,716

Selling, General and
   Administrative Expenses                        29,922              42,844                  15,904               23,211
                                            -------------       -------------           -------------        -------------

   Income from operations                          3,204               8,326                   5,902               10,505

Interest Expense - Net                            (2,452)             (2,747)                 (1,076)              (1,810)
                                            -------------       -------------           -------------        -------------

Income before income taxes                           752               5,579                   4,826                8,695

Income Taxes                                         324               2,348                   2,035                3,657
                                            -------------       -------------           -------------        -------------
   Net Income                                $       428         $     3,231             $     2,791          $     5,038
                                            =============       =============           =============        =============


Net Income per common and common
   equivalent share
   Primary                                   $      0.04         $      0.21             $      0.24          $      0.33
                                            =============       =============           =============        =============

   Fully diluted                             $      0.04         $      0.21             $      0.24          $      0.31
                                            =============       =============           =============        =============

Weighted average shares outstanding
   Primary                                        10,381              15,200                  11,803               15,444

   Fully diluted                                  10,441              15,284                  11,836               15,515


                         Central Garden & Pet Company
                  Notes to Consolidated Financial Statements
               Three Months and Six Months Ended March 29, 1997
                                  (Unaudited)



1. Basis of Presentation
   ---------------------

   The consolidated balance sheet as of March 29, 1997, the consolidated statements of income for both the three months and six months ended March 29, 1997 and March 30, 1996 and consolidated cash flows for the six months ended March 29, 1997 and March 30, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

   Due to the seasonal nature of the Company's business, the results of operations for the three months ended March 29, 1997 are not indicative of the operating results that may be expected for the year ending September 27, 1997.


2. Acquisition of Equity Stake
   ---------------------------

   On March 4, 1997, the Company announced that it had acquired an equity stake in Commerce, a distributor of lawn and garden products to customers in the middle Atlantic and New England markets. Commerce has annual sales of approximately $110 million and has approximately 200 employees.


3. Recent Acquisition
   ------------------

   On May 5, 1997, the Company announced that it had acquired Ezell Nursery Supply, Inc., a distributor of lawn and garden, barbecue and patio products in California, Arizona, Nevada, New Mexico and Texas. Ezell has annual sales of approximately $55 million and has approximately 125 employees.


4. Recently Issued Accounting Standard
   -----------------------------------

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the first quarter of fiscal 1998 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

   SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

   Pro forma amounts for basic EPS assuming SFAS 128 had been in effect for the quarter and year-to-date periods are as follows:


                    Three Months Ended            Six Months Ended
     Pro Forma     March 30,   March 29,        March 30,   March 29,
                     1996        1997             1996        1997
--------------------------------------------------------------------------------
     Basic          $  .24      $  .34           $  .04      $  .22
                    ======      ======           ======      ======


   Diluted EPS under SFAS 128 would not have been significantly different than fully-diluted EPS currently reported for the periods.

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

The Solaris Agreement provides for the Company to be reimbursed for costs incurred in connection with the services provided to Solaris' direct sales accounts and to receive payments based on the sales growth of Solaris products. The Company will also share with Solaris in the economic benefits of certain cost reductions, to the extent realized. As a result, management believes that the Company's profitability will be more directly attributable to the success of Solaris than it was in the past.


                       Three Months Ended March 29, 1997
                Compared with Three Months Ended March 30, 1996

Net sales for the three months ended March 29, 1997 increased by 29.8% or $54.3 million to $236.3 million from $182.0 million during the three months ended March 30, 1996. Of the $54.3 million increase, approximately $32.8 million is attributable to companies acquired subsequent to June 30, 1996. The balance of the increase in net sales, $21.5 million is attributable principally to expanded product listings and new store openings by existing customers.

Gross profit increased by 54.6% or $11.9 million from $21.8 million during the three months ended March 30, 1996 to $33.7 million for the comparable 1997 period. Gross profit as a percentage of net sales increased from 12.0% in the quarter ended March 30, 1996 to 14.3% for the similar period in 1997. The increase in gross profit as a percentage of net sales is due principally to the acquisitions of higher margin pet distribution businesses subsequent to June 1996 and a pet products manufacturer in January 1997.

Selling, general and administrative expenses increased by $7.3 million during the three months ended March 29, 1997 from $15.9 million for the comparable 1996 period. This increase in expense is due principally to the inclusion of the newly acquired businesses and secondarily to an increase related to the increase in net sales from the existing operations. As a percentage of net sales, these expenses increased from 8.7% in 1996 to 9.8% in 1997.

Net interest expense for the three months ended March 29, 1997 increased by 68.2% or $.7 million from $1.1 million for the comparable 1996 period. The increase is due principally to the issuance, on November 15, 1996, of $115.0 million of the Company's 6% convertible notes offset in part by the reduction in both the Company's long term debt and its revolving credit facility as a result of the application of proceeds received from the convertible note offering. Average outstanding borrowings for the quarter ended March 29, 1997 were $90.7 million compared with $26.0 million for the comparable 1996 period. Average net interest rates were 7.1% and 10.7%, respectively.

The Company's effective income tax rate was approximately 42.0% for both the 1997 and 1996 quarters.


                        Six Months Ended March 29, 1997
                 Compared with Six Months Ended March 30, 1996

Net sales for the first half of fiscal year 1997 increased by 29.4% or $76.4 million to $336.5 million from $260.1 million for the first half of fiscal year 1996. Of the $76.4 million increase, approximately $57.7 million is related to newly acquired businesses. The increase in sales from existing operations, $18.7 million, was due principally to expanded product listings and new store openings by existing customers.

Gross profit increased by 54.5% or $18.0 million from $33.1 million during the six months ended March 30, 1996 to $51.2 million for the comparable 1997 period. Gross profit as a percentage of net sales increased from 12.7% in the six months ended March 30, 1996 to 15.2% during the similar 1997 period. The increase in the gross profit percentage is due primarily to the higher gross profit margins associated with the newly acquired pet related businesses.

Selling, general and administrative expenses increased by $12.9 million from $29.9 million during the six months ended March 30, 1996 to $42.8 million for the comparable 1997 period. Of the $12.9 million increase in expenses, approximately $10.0 million related to the newly acquired businesses with the remainder, $2.9 million attributable to the increase in sales of the existing operations. As a percentage of net sales, selling, general and administrative expenses, increased from 11.5% during the six months ended March 30, 1996 to 12.7% for the similar 1997 period. The increase in these expenses as a percentage of net sales relates principally to the newly acquired pet businesses which have a higher gross margin percentage with corresponding higher operating costs than is the case with the lawn and garden business.

Interest expense for the six months ended March 29, 1997 increased by 12.0% or $.3 million from $2.5 million for the six months ended March 30, 1996 to $2.7 million. As noted in the quarterly discussion, the increase is attributable to the issuance, on November 15, 1996, of $115.0 million of the Company's 6% convertible notes offset in part by the reduction in both the Company's long term debt and its revolving credit facility as a result of the application of
proceeds received from the convertible debt offering.   Average outstanding
borrowings for the six months ended March 29, 1997 were $62.3 million compared with $33.8 million for the comparable 1996 period. Average net interest rates for the six months ended March 1997 and 1996 were 7.5% and 10.5%, respectively.

The Company's effective income tax rate was approximately 42% for the six months ended March 29, 1997 and 43% for the comparable 1996 period.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements, including the possibility of unanticipated costs and difficulties related to the integration of acquisitions, the Company's dependence on sales of Solaris products, the Company's dependence on sales to Wal-Mart, Home Depot and other large retailers, the impact in the Company's results of operations of seasonality and weather, and other risks disclosed in the Company's SEC filings.

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

For the six months ended March 29, 1997, the Company used cash in operating activities of $5.4 million reflecting the normal cycle of inventory and receivables build up. Net cash used from investing activities of $55.5 million resulted from acquisitions and equity investments during the second fiscal quarter and the acquisition of office and warehouse equipment. Cash generated from financing activities of $74.5 million consisted of net proceeds from the sale of $115 million principal amount of 6% subordinated convertible notes due 2003 less repayment of $10.7 million of long-term debt and approximately $27.3 million of short-term debt.

The Company has a $75 million line of credit with Congress Financial Corporation (Western). The available amount under the line of credit fluctuates based upon a specific asset borrowing base. The line of credit, which bears interest at a rate equal to the prime rate plus 3/4% per annum, is secured by substantially all of the Company's assets. At March 29, 1997, the Company had no outstanding borrowings and had $75.0 million of available borrowing capacity under this line. The Company's line of credit contains certain financial covenants such as minimum net worth and minimum working capital requirements. The line also requires the lender's prior written consent to any acquisition of a business.

The Company believes that cash flow from operations, funds available under its line of credit, proceeds from its recent sale of convertible notes and arrangements with suppliers will be adequate to fund its presently anticipated working capital requirements for the foreseeable future. The Company anticipates that its capital expenditures will not exceed $3.6 million for the next 12 months.

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

           (a) The annual meeting of shareholders was held on March 31, 1997.

           (b) The following directors were elected at the meeting:

               William E. Brown
               Glenn W. Novotny
               Lee D. Hines, Jr.
               Daniel Hogan

               The foregoing constitute all members of the Board of Directors of the Company.

           (c) At the annual meeting, the shareholders voted to approve proposals to adopt the Nonemployee Director Stock Option Plan and to approve the Employee Stock Purchase Plan.

               Set forth below is a tabulation with respect to the matters voted on at the meeting:



                                                                   AGAINST OR
                                              FOR                   WITHHELD      ABSTENTIONS     BROKER NON-VOTES
Proposal to adopt the
Nonemployee  Director
Stock Option Plan


    Common Stock                           10,169,111                67,056        13,904              - 0 -
    Class B Stock                           1,851,907                 - 0 -         - 0 -              - 0 -
    Preferred                                     100                 - 0 -         - 0 -              - 0 -


Proposal to approve the
Employee Stock  Purchase
Plan

    Common Stock                           10,215,396                21,903        12,773              - 0 -
    Class B Stock                           1,851,907                 - 0 -         - 0 -              - 0 -
    Preferred                                     100                 - 0 -         - 0 -              - 0 -




                                                                   AGAINST OR
                                              FOR                   WITHHELD      ABSTENTIONS     BROKER NON-VOTES
ELECTION OF DIRECTORS


William E. Brown
     Common                                10,094,184               155,887
     Class B                                1,851,907                 - 0 -
     Preferred                                    100                 - 0 -


Glenn W. Novotny
     Common                                10,094,184               155,887
     Class B                                1,851,907                   -0-
     Preferred                                    100                  - 0 -


Lee D. Hines, Jr.
      Common                               10,094,184               155,887
      Class B                               1,851,907                 - 0 -
      Preferred                                   100                 - 0 -


Daniel P. Hogan, Jr.
      Common                               10,078,086               171,985
      Class B                               1,851,907                 - 0 -
      Preferred                                   100                 - 0 -


              (d)    Inapplicable.

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
                  (a) The following exhibits are attached hereto:

                  Exhibit No.   Exhibit
                  ----------    -------
                      11        Central Garden & Pet Company. Computation of
                                Fully Diluted Earnings per Share

                      12 Central Garden & Pet Company. Computation of Ratios of Earnings to Fixed Charges.

                  (b) The following report on Form 8-K was filed during the
                      quarter ended March 29, 1997.

                      (1) On January 23, 1997, the Company filed a report on Form 8-K dated January 20, 1997, disclosing that the Company issued a press release announcing that it had acquired Four Paws Products, Ltd.

                                  SIGNATURES
                                  ----------




Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                            CENTRAL GARDEN & PET COMPANY
                                    -------------------------------------------
                                                      Registrant



                                    Dated:  May 9, 1997



                                    --------------------------------------------
                                    William E. Brown, Chairman of the Board and
                                    Chief Executive Officer


                                    /s/ Robert B. Jones
                                    --------------------------------------------
                                    Robert B. Jones, Vice President-Finance and
                                    Chief Financial Officer