Form 10-Q
period 1997-06-28
CENTRAL GARDEN & PET COMPANY
filed 1997-08-11
CIK 887733

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1034

For the quarterly period ended                            June 28, 1997
                              ----------------------------------------------------------------------------------------

                                      or

[_]  TRANSITION REPORT PURSUANT OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from                                         to
                              ----------------------------------------------------------------------------------------

Commission File Number:                                            0 - 20242
                       -----------------------------------------------------------------------------------------------

                                             CENTRAL GARDEN & PET COMPANY
----------------------------------------------------------------------------------------------------------------------

          Delaware                                                                      68-0275553
----------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

                         3697 Mt. Diablo Blvd., Suite 310, Lafayette, California  94549
______________________________________________________________________________________________________________________
(Address of principle executive offices)

 _____________________________________________________________________________________________________________________

                                                (510) 283-4573
----------------------------------------------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

______________________________________________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [_] No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.[_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of June 28, 1997        13,333,182

Class B Stock Outstanding as of June 28, 1997        1,863,167

CENTRAL GARDEN & PET COMPANY                                         FORM 10-Q



Part 1-   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         CENTRAL GARDEN & PET COMPANY
                          CONSOLIDATED BALANCE SHEETS

                          ---------------------------

                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                               SEPTEMBER 28,            JUNE 28,
                                                                                   1996                   1997
                                                                              ---------------        --------------
                                           ASSETS
CURRENT ASSETS:
   Cash & cash equivalents                                                     $        1,272         $       1,337
   Accounts receivable (less allowance for doubtful
       accounts of $5,278 and $5,225)                                                  62,231               134,728
   Inventories                                                                        169,835               219,936
   Prepaid expenses and other assets                                                    7,132                 9,943
                                                                               --------------         -------------
           Total current assets                                                       240,470               365,944


LAND, BUILDINGS, IMPROVEMENTS AND EQUIPMENT:
   Land                                                                                   431                 2,216
   Buildings and improvements                                                           3,450                 9,059
   Transportation equipment                                                             3,161                 4,108
   Warehouse equipment                                                                  7,878                12,732
   Office furniture and equipment                                                       8,046                10,783
                                                                               --------------         -------------
           Total                                                                       22,966                38,898
             Less accumulated depreciation and amortization                            11,502                16,808
                                                                               --------------         -------------
   Land, buildings, improvements and equipment - net                                   11,464                22,090

GOODWILL                                                                               29,971               113,885

OTHER ASSETS                                                                            1,759                11,267
                                                                               --------------         -------------
TOTAL                                                                          $      283,664         $     513,186
                                                                               ==============         =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
   Notes payable                                                               $       27,904         $      27,999
   Accounts payable                                                                   104,049               170,045
   Accrued expenses                                                                    11,243                37,080
   Current portion of long-term debt                                                    1,604                   564
                                                                               --------------         -------------
           Total current liabilities                                                  144,800               235,688


LONG-TERM DEBT                                                                          7,635               116,821

DEFERRED INCOME TAXES AND OTHER LONG-TERM
   OBLIGATIONS                                                                          1,670                 1,670

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value: 100 shares outstanding
    September 28, 1996 and June 28, 1997                                                  ---                   ---
   Class B stock, $.01 par value: 1,933,575 shares outstanding
     September 28, 1996, 1,863,167 shares outstanding June 28, 1997                        19                    19
   Common stock, $.01 par value: 12,536,521 shares outstanding September
     28, 1996 13,359,182 shares issued and 13,333,182 shares outstanding
     June 28, 1997                                                                        125                   133
   Additional paid-in capital                                                         111,228               125,576
   Retained earnings                                                                   18,733                33,771
   Treasury Stock                                                                        (364)                 (364)
   Restricted stock deferred compensation                                                (182)                 (128)
                                                                                --------------        --------------
           Total shareholders' equity                                                 129,559               159,007
                                                                               ---------------        --------------
TOTAL                                                                          $      283,664         $     513,186
                                                                               ===============        ==============

                See notes to consolidated financial statements

                         CENTRAL GARDEN & PET COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          ---------------------------

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 JUNE 29,                  JUNE 29,
                                                                                   1996                      1997
                                                                               ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                $      7,063              $     15,038
     Adjustments to reconcile net income to net cash
          provided by operating activities:
     Depreciation and amortization                                                    1,707                     3,621
     Gain on sale of land, building and improvements                                   (305)                        0
     Change in assets and liabilities:
          Receivables                                                               (78,794)                  (56,807)
          Inventories                                                               (37,800)                  (20,434)
          Prepaid expenses and other assets                                            (320)                   (3,738)
          Accounts payable                                                           78,793                    52,678
          Accrued expenses                                                            9,049                     8,598
          Deferred income taxes and other long-term obligations                          18                         0
                                                                               ------------              ------------

     Net cash used in operating activities                                          (20,589)                   (1,044)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to land, buildings, improvements and equipment                        (1,791)                   (3,011)
     Payments to acquire companies, net of cash acquired                                  0                   (95,814)
     Proceeds from sale of land, buildings, improvements and equipment                3,600                         0
                                                                               ------------              ------------

     Net cash provided (used) by investing activities                                 1,809                   (98,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayments of) notes payable - net                              (14,174)                       95
     Repayments of long-term debt                                                    (2,574)                  (12,062)
     Proceeds from issuance of long-term debt                                             0                   111,227
     Proceeds from issuance of stock - net                                           35,870                       674
     Payments to reacquire stock                                                       (364)                        0
                                                                               ------------              ------------

Net cash provided by financing activities                                            18,758                    99,934


NET INCREASE (DECREASE) IN CASH                                                         (22)                       65

CASH AT BEGINNING OF PERIOD                                                             143                     1,272
                                                                               ------------              ------------
CASH AT END OF PERIOD                                                          $        121              $      1,337
                                                                               ============              ============

 SUPPLEMENTAL INFORMATION:
     Cash paid for interest                                                    $      2,542                $    4,226
     Cash paid for income taxes                                                         325                     5,748
     Assets (excluding cash) acquired through purchase of subsidiaries                    -                    69,780
     Liabilities assumed through purchase of subsidiaries                                 -                    35,765

                See notes to consolidated financial statements

                         CENTRAL GARDEN & PET COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME

                        -------------------------------

                                  (UNAUDITED)
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                NINE MONTHS ENDED              THREE MONTHS ENDED

                                            JUNE 29,         JUNE 28,        JUNE 29,        JUNE 28,
                                              1996             1997            1996            1997
                                        --------------     ------------    ------------   -------------
Net Sales                                  $  487,723       $  656,887      $  227,591     $  320,402
Cost of Goods Sold and Occupancy              423,947          551,203         196,941        265,888
                                        --------------     ------------    ------------   -------------

     Gross profit                              63,776          105,684          30,650         54,514

Selling, General and
     Administrative Expenses                   48,132           74,739          18,210         31,895
                                        --------------     ------------    ------------   -------------

     Income from operations                    15,644           30,945          12,440         22,619

Interest Expense - Net                         (3,414)          (5,012)           (962)        (2,265)
                                        --------------     ------------    ------------   -------------

Income before income taxes                     12,230           25,933          11,478         20,354

Income Taxes                                    5,167           10,895           4,843          8,547
                                        --------------     ------------    ------------   -------------

     Net Income                         $       7,063      $    15,038     $     6,635    $    11,807
                                        ==============     ============    ============   =============

 Net Income per common and common
     equivalent share
     Primary                            $        0.65      $      0.98     $      0.55    $      0.75
                                        ==============     ============    ============   =============

     Fully diluted                      $        0.64      $      0.94     $      0.54    $      0.65
                                        ==============     ============    ============   =============

 Weighted average shares outstanding
     Primary                                   10,811           15,362          11,973         15,685

     Fully diluted                             11,098           18,851          12,176         19,935

                         CENTRAL GARDEN & PET COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Three Months and Nine Months Ended June 28, 1997
                                  (Unaudited)


1.   Basis of Presentation
     ---------------------

     The consolidated balance sheet as of June 28, 1997, the consolidated statements of income for both the three months and nine months ended June 28, 1997 and June 29, 1996 and consolidated cash flows for the nine months ended June 28, 1997 and June 29, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

     Due to the seasonal nature of the Company's business, the results of operations for the three months ended June 28, 1997 are not indicative of the operating results that may be expected for the year ending September 27, 1997.

2.   Recent Acquisition
     ------------------

     On May 23, 1997 the Company acquired the United States and Canada flea and tick protection business of Sandoz Agro, Inc. The acquisition includes all methoprene-based products produced by Sandoz for use in the U.S. and Canada, and certain other specialty products. The Company will proceed with its joint development, marketing and distribution agreement with Hoechst Roussel Vet. Under the agreement, the Company will license exclusive U.S. and Canadian sales and marketing rights for the Vet-Kem line of flea and tick products. Hoechst Roussel Vet and the Company have also agreed to certain joint development efforts. The Company will retain exclusive rights to market any new products arising from these efforts to the mass market.

3.   Common Stock Offering
     ---------------------

     On August 8, 1997, the Company completed an offering of 5,540,000 shares of its Common stock at $24.25 per share before deduction for underwriting commission and expenses related to the offering. The net proceeds were used to repay all of the Company's borrowings under its principal line of credit and to provide the Company with a source of funds for working capital and possible acquisitions of complementary businesses.

4.   Recently Issued Accounting Standards
     ------------------------------------

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

     Pro forma amounts for basic EPS assuming SFAS 128 had been in effect for the quarter and year-to-date periods are as follows:

                 Three Months Ended   Three Months Ended   Nine Months Ended    Nine Months Ended
Pro Forma EPS       June 29, 1996       June 28, 1997         June 29, 1996       June 28, 1997
--------------------------------------------------------------------------------------------------
    Basic                $  .57              $  .82              $   .66            $   1.01
                         ======              ======              =======            ========

     Diluted EPS under SFAS 128 would not have been significantly different than fully-diluted EPS currently reported for the periods.

     In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 (Reporting Comprehensive Income), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 (Disclosures about Segments of an Enterprise and Related Information), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company has elected to not adopt either statement on an earlier basis.

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


                       THREE MONTHS ENDED JUNE 28, 1997
                COMPARED WITH THREE MONTHS ENDED JUNE 29, 1996

Net sales for the three months ended June 28, 1997 increased by 40.8% or $92.8 million to $320.4 million from $227.6 million during the three months ended June 29, 1996. Of the $92.8 million increase, approximately $64.9 million is attributable to companies acquired subsequent to June 29, 1996. The balance of the increase in net sales, $27.9 million, is attributable to expanded product listings and new store openings with existing customers principally in the lawn and garden portion of the business.

Gross profit increased by 77.8% or $23.9 million from $30.7 million during the quarter ended June 29, 1996 to $54.5 million for the comparable 1997 period. Gross profit as a percentage of net sales increased from 13.5% during the quarter ended June 29, 1996 to 17.0% for the comparable 1997 period. The increase in gross profit as a percentage of net sales is mainly due to the newly acquired pet and proprietary branded products businesses which have a significantly higher gross margin than is the case with the lawn and garden business.

Selling, general and administrative expenses increased by $13.7 million during the quarter ended June 28, 1997 from $18.2 million for the similar 1996 quarter. As a percentage of net sales these expenses increased from 8.0% in 1996 to 10.0% in 1997. Of the $13.7 million increase in expenses, approximately 85% is associated with the newly acquired business with the balance attributable to the increase in net sales of the existing operations. The increase in expenses as a percentage of net sales is principally due to the newly acquired businesses which have a significantly higher ratio of selling, general and administrative expense to net sales than that associated with the lawn and garden portion of the business.

Interest expense increased by $1.3 million from $1.0 million during the three months ended June 29, 1996 to $2.3 million for the comparable 1997 period. The increase in interest expense is attributable to the 6% convertible notes issued in November 1996 net of interest income earned on the unused portion of the net proceeds received from the convertible debt. Average short term borrowings for the quarter ended June 28, 1997 were $9.2 million compared with $23.1 million for the similar 1996 period. Average interest rates were 7.3% and 10.4%, respectively.

The Company's effective income tax rate for the three months ended June 28, 1997 was 42.0% compared with 42.2 % for the comparable 1996 period. The decrease in effective rate is related mainly to the non-deductible amortization of intangibles being a smaller component of net income during the three months ended June 28, 1997 compared with the similar 1996 period.


                        NINE MONTHS ENDED JUNE 28, 1997
                 COMPARED WITH NINE MONTHS ENDED JUNE 29, 1996

Net sales for the nine months ended June 28, 1997 increased by 34.7% or $169.2 million to $656.9 million from $487.7 million for the comparable 1996 period. Of the $169.2 million increase, approximately $124.5 million is attributable to sales from businesses acquired subsequent to June 29, 1996. The balance of the sales increase is principally the result of expanded product placements and new store openings with existing lawn and garden customers.

Gross profit increased 65.7% or $41.9 million from $63.8 million during the nine months ended June 29, 1996 to $105.7 million for the comparable 1997 period. Gross profit as a percentage of net sales increased from 13.1% in the nine months ended June 29, 1996 to 16.1% for the nine months ended June 28, 1997. The increase in gross profit as a percentage of net sales is directly related to the newly acquired pet and proprietary branded products businesses which generate a significantly higher gross profit margin.

For the nine months ended June 28, 1997, selling, general and administrative expenses increased by $26.6 million to $74.7 million from $48.1 million for the comparable 1996 period. As a percentage of net sales these expenses increased from 9.9% during the first nine months of fiscal 1996 to 11.4% for the same period in 1997. Of the $26.6 million increase in expense, approximately $23.4 million is related to the newly acquired businesses with the balance attributable to the increase in sales for the existing operations.

Interest expense for the nine months ended June 28, 1997 increased by $1.6 million to $5.0 million from $3.4 million for the comparable 1996 period. The increase in expense is attributable to the issuance of $115,000,000 6% convertible debt in November 1996.

Average short term borrowings for the nine months ended June 28, 1997 were $5.7 million compared with $30.8 million for the similar 1996 period. Average net interest rates for the nine months ended June 1997 and 1996 were 7.8% and 9.9%, respectively.

The Company's effective income tax rate was approximately 42% for the nine months ended June 28, 1997 and for the comparable 1996 period.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements, including the possibility of unanticipated costs and difficulties related to the integration of acquisitions, the Company's dependence on sales of Solaris products, the Company's dependence on sales to Wal*Mart, Home Depot and other large retailers, the impact in the Company's results of operations of seasonality and weather, and other risks disclosed in the Company's SEC filings.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its growth through a combination of bank borrowings, supplier credit and internally generated funds. In addition, the Company received net proceeds (after offering expenses) of approximately $100.0 million from its three public offerings of common stock in July 1993, November 1995 and July 1996, and in November 1996 the Company completed the sale of $115 million 6% subordinated convertible notes generating approximately $112 million net of underwriting commissions. Further, the Company recently completed its fourth public offering in August 1997 generating approximately $127 million net of underwriting commissions.

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

For the nine months ended June 28, 1997, the Company used cash in operating activities of $1.0 million reflecting the normal cycle of inventory and receivables build up. Net cash used from investing activities of $98.8 million resulted from acquisitions and equity investments during the second and third fiscal quarters and the acquisition of office and warehouse equipment. Cash generated from financing activities of $99.9 million consisted primarily of net proceeds from the sale of $115 million principal amount of 6% subordinated convertible notes due 2003 less repayment of $10.7 million of long-term debt.

The Company has a $75 million line of credit with Congress Financial Corporation (Western). The available amount under the line of credit fluctuates based upon a specific asset borrowing base. The line of credit, which bears interest at a rate equal to the prime rate plus 3/4% per annum, is secured by substantially all of the Company's assets. At June 28, 1997, the Company had outstanding borrowings of approximately $27.9 million and had an additional $47.1 million of available borrowing capacity under this line. The Company's line of credit contains certain financial covenants such as minimum net worth and minimum working capital requirements. The line also requires the lender's prior written consent to any acquisition of a business.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  The following exhibits are attached hereto:

               Exhibit No.       Exhibit
               -----------       -------

                   11 Central Garden & Pet Company Computation of Fully Diluted Earnings Per Share

                   12 Central Garden & Pet Company Computation of Ratio's of Earnings to Fixed Charges

          (b) The following report on Form 8-K was filed during the quarter ended June 28, 1997.

               (1) On May 30, 1997, the Company filed a report on Form 8-K/A dated May 26, 1997, disclosing that the Company issued a press release announcing that it had acquired the Sandoz Agro, Inc. Flea and Tick Protection Business.

CENTRAL GARDEN & PET COMPANY                                          FORM 10-Q



                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                     CENTRAL GARDEN & PET COMPANY
                              -------------------------------------------------
                                               Registrant



                              Dated:  August 11, 1997



                              --------------------------------------------------
                              William E. Brown, Chairman of the Board and
                              Chief Executive Officer


                              /s/ Robert B. Jones
                              --------------------------------------------------
                              Robert B. Jones, Vice President-Finance and
                              Chief Financial Officer