Form 10-K405
period 1997-09-27
CENTRAL GARDEN & PET COMPANY
filed 1997-11-10
CIK 887733

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                           COMMISSION FILE NUMBER
   SEPTEMBER 27, 1997                                      0-20242

                          CENTRAL GARDEN & PET COMPANY
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         68-0275553
(STATE OR OTHER JURISDICTION OF                          (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

                          ___________________________

            3697 MT. DIABLO BOULEVARD, LAFAYETTE, CALIFORNIA  94549
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)
                       TELEPHONE NUMBER:  (510) 283-4573

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                             NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                       ON WHICH REGISTERED
    -------------------                      ---------------------
          NONE                                        NONE


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                  COMMON STOCK
                                  ------------
                                (TITLE OF CLASS)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No______.
                                             -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At November 3, 1997, the aggregate market value of the registrant's Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $499,360,520 and $296,251, respectively.

  At November 3, 1997, the number of shares outstanding of registrant's Common Stock was 19,154,873. In addition, on such date the registrant had outstanding 1,663,167 shares of its Class B Stock which is convertible into Common Stock on a share-for-share basis.

                      DOCUMENTS INCORPORATED BY REFERENCE


  Definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders - Part III of this Form 10-K.

                                     PART I

ITEM 1 - BUSINESS

GENERAL


  The Company is the leading national distributor of lawn and garden and pet supply products. The Company also offers a broadening array of proprietary branded lawn and garden and pet supply products, including Four Paws(R), Zodiac(R) and Grant's(R). The Company's business strategy is to capitalize on its national presence, comprehensive product selection, menu of value-added services and efficient operations. Utilizing these capabilities, the Company strives to develop and enhance servicing relationships with both large national and regional chain stores and independent retailers as well as manufacturers.

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

RECENT DEVELOPMENTS

     Proprietary Branded Products


  On May 23, 1997, the Company acquired the United States and Canada flea and tick protection business of Sandoz Agro, Inc. ("Sandoz") (the "Sandoz Flea and Tick Acquisition"). The acquisition includes all methoprene-based products produced by Sandoz for use in the United States and Canada, including on-animal sprays, shampoos and powders, collars, indoor foggers, aerosols, concentrates and pump-sprays, and certain other specialty products. The acquisition includes ownership in the United States and Canada of Zodiac(R) and Vet-Kem(R) trademarks as well as those for Ovitrol(R), Siphotrol(R), Fleatrol(R), vIGRen(R), Petcor(R), Precor(R), and Natural Signature(R).

  On January 20, 1997, the Company acquired Four Paws Products, Ltd., Inc. ("Four Paws"), a manufacturer of branded pet supply products. Four Paws is one of the largest manufacturers of dog, cat, reptile and small animal products in the United States, under brand names which include Magic Coat(R) and Four Paws(R). Four Paws products are distributed throughout the United States, Canada, Europe and Asia.

     Lawn and Garden Distribution


  On May 5, 1997, the Company acquired Ezell Nursery Supply, Inc. ("Ezell"), a distributor of lawn and garden, barbecue and patio products based in Southern California.

  On March 4, 1997, the Company acquired an equity interest in Commerce LLC, the leading East coast distributor of lawn and garden products, with a five year option to purchase the entire company.

     Pet Supplies Distribution


  On February 21, 1997, the Company acquired the pet supply business of Country Pet Supply, a distributor of pet supply and pet food products in the Southeastern United States.

     Financial


  On August 1, 1997, the Company completed the sale of 5,540,000 shares of Common Stock. The net proceeds to the Company were approximately $127,200,000.

  On November 15, 1996, the Company completed the sale of an aggregate of $115,000,000 of 6% Convertible Subordinated Notes due 2003. The net proceeds to the Company were approximately $111,400,000.

     Other

  Effective October 1, 1995, the Company entered into an agreement with The Solaris Group ("Solaris"), the manufacturer of Ortho, Round-Up and Green Sweep lawn and garden products, to become the master agent and master distributor for sales of Solaris products nationwide. Under the agreement, which has an initial four year term, the Company provides a wide range of value-added services in connection with sales of Solaris products, including logistics, order processing and fulfillment, inventory distribution and merchandising. Solaris is the Company's largest supplier, and the Company believes that Solaris products accounted for approximately 32% of the Company's net sales in fiscal 1997.
Prior to fiscal 1996, the Company had been a non-exclusive distributor for Solaris, which had increasingly pursued direct sales to retailers thereby adversely impacting the Company's operating results.

  In 1995, the Company changed its fiscal year end to the last Saturday in September. Accordingly, the fiscal period ended September 30, 1995 (hereinafter referred to as fiscal 1995) was a nine month period.

PRODUCTS


  The Company offers its customers a comprehensive selection of brand name lawn, garden, pet and pool supplies. This selection consists of approximately 45,000 products from approximately 1,000 manufacturers. The Company generally focuses on those lawn and garden brand name products that are suited to distribution due to their seasonality, variable sales movements, complexity to consumers and retailers, handling and transportation difficulties, and which therefore generally require value-added services. The Company focuses on these types of products because it believes that retailers cannot source these products directly from suppliers as effectively as they can through distributors and that manufacturers of these products are likely to view the services offered by the Company as highly desirable and cost-effective. The Company carries many of the best-known brands in pet foods and supplies and combines these products into single shipments, providing its pet supplies customers a wide variety of products on a cost-effective basis. The Company does not carry live plants, animals, power tools or high priced items which are generally sourced directly from manufacturers. The Company believes that its broad and deep selection of products permits retailers to fulfill substantially all of their lawn, garden, pet and pool supply requirements from a single source. In fiscal 1997, substantially all of the Company's products had suggested retail prices of $20 or less.

  In fiscal 1997, lawn and garden products accounted for approximately 71% of the Company's net sales and pet supplies accounted for approximately 29%. In order to reduce the seasonality of its business and improve the efficient use of its distribution system during the non-peak selling season, the Company offers Christmas trees and other products.

SALES AND SERVICE


  The Company's strategy is to offer a broad range of services to help retailers and manufacturers maximize their sales and profitability. The Company has implemented this strategy by developing a knowledgeable and profit-incented sales force and by offering a broad menu of services.

     Sales


  At September 27, 1997, the Company employed approximately 500 sales and marketing personnel located throughout its distribution center network. Sales and marketing personnel typically service retail customers within a 250 mile radius of the distribution centers. They are trained with knowledge of local market conditions, the Company's products and merchandising skills. A significant number of sales personnel are certified nurserymen, horticultural graduates and/or master gardeners. The Company has divided its sales force into key account managers, who act as consultants to the buyers of large retailers, and field sales personnel, who are responsible for servicing specific retail customers in their assigned territory.

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

RETAILERS


  The Company focuses on selling lawn and garden products to retailers with high volume retail stores. The Company's customer base is comprised of a wide range of retailers, including specialty "do-it-yourself" superstores, mass merchants, warehouse clubs, high volume local and regional nurseries, regional and national chains of drug and grocery stores and specialty pet stores.

  As a result of its national presence, the Company has an opportunity to enter into relationships with national chains, whereby the Company, directly or through its affiliates, provides services to all or substantially all of the individual stores in the chain. From the point of view of the national retailer, such an arrangement offers the benefit of a high level of service, lower cost of doing business and administrative efficiencies. The Company believes its customers also benefit from the in-depth local market knowledge of the Company sales personnel, in-store stocking, training of store employees and other value added merchandising services. Because these arrangements are not formalized in writing, these retailers may at any time purchase products from competing distributors.

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

  The Company's national presence enables manufacturers and suppliers to access retail outlets and end users through one primary distributor. In addition, the Company's menu of value-added services to retailers includes product promotion and merchandising support that the Company believes many manufacturers and suppliers could not efficiently perform. While the Company purchases products from approximately 1,000 different manufacturers and suppliers, the Company believes that approximately 44% and 32% of the net sales of the Company for the fiscal years ended September 28, 1996 and September 27, 1997, respectively, were derived from products purchased from Solaris.

THE SOLARIS AGREEMENT


  The Company entered into an agreement with Solaris effective October 1, 1995 to become the master agent and master distributor for sales of Solaris products nationwide.

  The Company believes that a significant portion of its net sales and operating income since October 1996 has been attributable to its relationship with Solaris. Under the Solaris Agreement, Solaris is obligated to reimburse the Company for costs incurred in connection with services provided by the Company to Solaris' direct sales accounts. In addition, the Company receives payments based on the level of sales of Solaris products to these accounts, and these payments are subject to increase based on the growth of sales of Solaris products. The Company also shares with Solaris in the economic benefits of certain cost reductions, to the extent achieved. It is possible that disagreements could arise between Solaris and the Company as to measurement of the costs incurred in servicing Solaris' direct sales accounts. The cost reimbursement arrangement is based on estimates which are subject to reconciliation at the end of each fiscal year. As a result, the Solaris Agreement could contribute to variability in the

Company's operating results. The relationship with Solaris embodied in the Solaris Agreement does not assure that the Company will be profitable overall.

  Under the Solaris Agreement, Solaris continues to negotiate prices directly with its direct sales accounts. As a result of the Solaris Agreement a majority of the Company's sales of Solaris products are derived from servicing direct sales accounts, whereas prior to fiscal 1996, a majority of the Company's sales of Solaris products were made by the Company as a traditional distributor. The Company acts as the master agent on direct sales of Solaris products to certain major retailers and the master distributor in connection with sales of Solaris products to other distributors and retailers. The Solaris Agreement contains provisions which, without the consent of Solaris, could limit the Company's ability to distribute certain lawn and garden products manufactured by suppliers other than Solaris. These provisions could result in lower sales of non-Solaris products, which could have an adverse effect on the Company's business. The Solaris Agreement does not expire until September 30, 1999. However, Solaris has the right to terminate the agreement prior to its expiration in the event of a material breach of the agreement by the Company, including the Company's failure to satisfy certain performance criteria, or under certain other circumstances, including a sale of Solaris. Any such early termination would have a material adverse effect on the Company.

PROPRIETARY BRANDED PRODUCTS


  The principal lawn and garden product lines owned by the Company are the Matthew's line of redwood products, the Grant's line of ant control products, the Greentouch line of cutting tools and four proprietary brands of fertilizer. The Matthew's line of redwood products consists of redwood tubs, planter boxes and trellises. The Grant's line of ant control products consists of ant stakes, granules and twists and ties. The Greentouch line of cutting tools consists of small hand tools used for gardening which are supplied to the Company by a contract manufacturer located in the Far East. The Company has four proprietary brands of fertilizer -- Colorado's Own and Mountain States, which are manufactured by the Company, and Easy-Gro and Turf-Magic, which are supplied to the Company by contract manufacturers.

  The principal pet supply product lines owned by the Company are the Four Paws line of animal products, the flea and tick protection products acquired from Sandoz and the Island Aquarium line of aquariums. In January 1997, the Company acquired Four Paws, one of the largest manufacturers of dog, cat, reptile and small animal products in the United States, including brand names such as Magic Coat(R) and Four Paws(R). Four Paws products are distributed throughout the United States, Canada, Europe and Asia. Sales in 1996 were approximately $30 million. In May 1997, the Company acquired the United States and Canada flea and tick protection business of Sandoz. The acquisition includes ownership in the United States and Canada of Zodiac(R) and Vet-Kem(R) trademarks as well as those of Ovitrol(R), Siphotrol(R), Fleatrol(R) vIGRen(R), Petcor(R), Precor(R) and Natural Signature(R). These products which include on-animal sprays, shampoos and powders, collars, indoor foggers, aerosols, concentrates and pump-sprays are based on the active ingredient methoprene to which the Company has acquired exclusive rights in the United States and Canada. In connection with this acquisition, the Company acquired a manufacturing, formulation, packaging and research facility in Dallas, Texas and all existing inventory, along with a staff of highly trained technical professionals. Additionally, the Company manufactures aquariums sold under the brand name Island(R) Aquarium.

  The Company intends to pursue the acquisition of additional proprietary branded products in both the lawn and garden and pet supply product industries which would benefit from access to the Company's distribution system and expertise and which the Company believes typically offer higher margins than distributed products.

  In connection with the expansion of its proprietary branded products, the Company now currently operates eight manufacturing facilities. In addition, certain of its proprietary branded products are manufactured by contract manufacturers. The Company also has a development team that is responsible for developing new products within existing proprietary branded product lines and the development of new proprietary branded product lines.

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

  The Company's management information systems collect data needed for receivables and inventory management, customer, product and facility profitability analysis, as well as permit electronic data interface with customers and suppliers. The Company is presently electronically connected with several major customers with a variety of applications that range from purchase order receipt to paperless invoicing. The Company also uses a shelf space planning system that optimizes retail shelf space utilization and profitability. The Company receives more than a majority of its daily order volume from field sales representatives utilizing hand-held order entry computers. The Company's systems enable it to provide delivery generally within one business day.

DISTRIBUTION


  In order to develop the most effective possible national distribution network, the Company relies not only on its network of Company-operated distribution centers (see "-- Properties"), but also on its affiliation arrangements with two leading regional distributors of lawn and garden products and, in the case of Solaris products, on agreements with a group of independent distributors for specific geographic areas.

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

  The Company's affiliation arrangements are intended to permit the Company to more effectively solicit national accounts and to assure that such accounts can be effectively serviced on a national basis without requiring the Company to incur the capital costs of opening new distribution centers or undertaking an acquisition. The Company presently has affiliation agreements with Commerce LLC, a distributor serving the Northeast in which the Company has a one-third equity interest, and U.S. Garden Sales, a distributor serving Ohio and Michigan.

  Under the affiliation arrangements, Company personnel negotiate transactions with national retail chains and the affiliated distributors provide such retail chains with products and related services in the geographic regions in which they operate. The Company receives fees from the affiliated distributors to compensate it for its costs, and sales of these affiliated distributors are not reflected in the Company's statements. The Company earned no profits in fiscal 1997 from these arrangements as the Company set its fees in connection with such arrangements at a level which was designed to cover only the Company's administrative costs.

  The Company has negotiated agreements with a group of 30 independent distributors for the distribution of Solaris products by the independent distributors. These agreements provide coverage of geographic areas where the Company does not have facilities or where established relationships with specific retailers make such arrangements desirable.


  In February 1997, the Company entered into an agreement relating to joint development, marketing and distribution with HR Vet. The agreement provides HR Vet with exclusive United States and Canada sales and marketing rights for the Vet-Kem line of methoprene-based flea and tick products sold directly and exclusively through veterinarians, and acquired by the Company in the Sandoz Flea and Tick Acquisition. In addition, the Company received consumer marketing rights to certain HR Vet products.

COMPETITION


  The lawn and garden products and pet supply distribution industries are highly competitive. Traditionally, these industries have been characterized by intense competition from large numbers of smaller local and regional distributors - with competition based on price, service and personal relationships. In recent years, the Company has moved aggressively to insulate itself from this type of competition through the development of a nationwide presence, forging relationships with manufacturers, suppliers and major retailers and adding new value-added services.


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

EMPLOYEES


  As of September 27, 1997, the Company had approximately 2,700 employees of which approximately 2,300 were full-time employees and 400 were temporary or part-time employees. The Company hires substantial numbers of temporary employees for the peak shipping season of February through June in order to meet the increased demand experienced during the spring and summer months, including merchandising in stores. All of the Company's temporary employees are paid on an hourly basis. None of the Company's employees is represented by a labor union. The Company considers its relationship with its employees to be good.

ENVIRONMENTAL CONSIDERATIONS


  The Company's subsidiary, Grant Laboratories, Inc., which manufactures ant control products, and many of the products distributed by the Company are subject to regulation by federal, state and local authorities. In addition, in connection with Sandoz Flea and Tick Acquisition, the Company acquired a production facility in Texas which makes, among other things, products based upon the active ingredient methoprene, and is subject to regulation by federal, state and local authorities. Such regulations are often complex and are subject to change. Environmental regulations may affect the Company by restricting the manufacturing or use of its products or regulating their disposal. Regulatory or legislative changes may cause future increases in the Company's operating costs or otherwise affect operations. Although the Company believes it is and has been in substantial compliance with such regulations and has strict internal guidelines on the handling and disposal of its products, there is no assurance in the future that the Company may not be adversely affected by such regulations or incur increased operating costs in complying with such regulations. However, neither the compliance with regulatory requirements nor the Company's environmental procedures can ensure that the Company will not be subject to claims for personal injury, property damages or governmental enforcement.

EXECUTIVE OFFICERS


  Certain information regarding the executive officers of the Company is set forth below:

                 NAME                       AGE                       POSITION
                 ----                       ---                       --------
William E. Brown.......................     56       Chairman of the Board and Chief Executive Officer

Glenn W. Novotny.......................     50       President, Chief Operating Officer and Director

Neill J. Hines.........................     57       Executive Vice President

Robert B. Jones........................     65       Vice President, Chief Financial Officer and Secretary

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

  Robert B. Jones joined the Company in July 1991 as Corporate Controller. He became Chief Financial Officer in June 1993 and Secretary in May 1994.

ITEM 2 - PROPERTIES


  As of September 27, 1997, the Company operated 41 distribution centers and 8 manufacturing facilities totaling approximately 3,374,000 square feet. The Company currently owns two distribution centers which it uses in San Antonio and Lubbock, Texas and leases the remaining distribution centers. Most distribution centers consist of office and warehouse space, several large bays for loading and unloading and a store for walk-in commercial accounts. Each distribution center provides warehouse, distribution, sales and support functions for its geographic area under the supervision of a regional manager. The Company's executive offices are located in Lafayette, California. The table below lists the Company's distribution and manufacturing facilities.

WESTERN REGION                   EASTERN REGION                NORTHWEST REGION
--------------                   --------------                ----------------
Bellflower, CA                    China Grove, NC              Algona, WA
Compton, CA                       Damascus, OH*                Boise, ID
Fullerton, CA*                    Hauppauge, NY(2)*            Denver, CO
Orange, CA                        Mahwah, NJ(2)                Longmont, CO*
Phoenix, AZ                       Providence, RI               Medford, OR
Sacramento, CA(2)                                              Portland, OR
San Diego, CA                     SOUTHEAST REGION             Salt Lake City, UT
San Leandro, CA*                  ----------------
Santa Fe Springs, CA              Atlanta, GA                  SOUTHWEST REGION
Stockton, CA*                     Greensboro, NC               ----------------
Van Nuys, CA                      Miami, FL                    Albuquerque, NM
Visalia, CA                       Orlando, FL                  Dallas, TX(2)
                                  Tampa, FL                    Dallas, TX*
                                                               Hammond, LA
MIDWEST REGION                    MEXICO                       Houston, TX(3)
--------------                    ------                       Little Rock, AR
Bloomington, IL                   Celaya                       Lubbock, TX
Kansas City, MO                                                McAlester, OK
Minneapolis, MN                                                San Antonio, TX
St. Louis, MO


*manufacturing facility

  The Company's leases generally expire between 1997 and 2005. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. In addition to the facilities that are owned, the Company's fixed assets are comprised primarily of trucks and warehousing, transportation and computer equipment. As of September

27, 1997, the Company operated a fleet of approximately 265 trucks of which most are leased. During the Company's peak season it rents additional trucks.

ITEM 3 - LEGAL PROCEEDINGS

  The Company is not a party to any material litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


  Inapplicable.

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS


  The Common Stock of the Company has been traded on the Nasdaq National Market under the symbol CENT since the Company's initial public offering on July 15, 1993. The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the Common Stock, as reported by the Nasdaq National Market.

FISCAL 1996                                                                                   HIGH           LOW
                                                                                              ----           ---
   First Quarter....................................................................           9-1/2        5-1/2
   Second Quarter...................................................................              10        8-1/8
   Third Quarter....................................................................              19        9-1/4
   Fourth Quarter...................................................................          26-1/8       16-3/4
FISCAL 1997
   First Quarter....................................................................          24-5/8       18-7/8
   Second Quarter...................................................................          28-3/4       16-1/8
   Third Quarter....................................................................        24-15/16       16-1/4
   Fourth Quarter...................................................................         31-1/16       20-1/2


  As of September 27, 1997, there were approximately 111 holders of record of the Company's Common Stock and approximately 10 holders of record of the Company's Class B Stock.

  In each of August 1996 and 1997, the Company paid cash dividends in the amount of $45,000 to the holders of its Series A Preferred Stock. Except as mentioned in the previous sentence, the Company has not paid any cash dividends in the past. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. In addition, the Company's line of credit contains restrictions on the Company's ability to pay dividends. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 6 - SELECTED FINANCIAL DATA


  The following selected income statement and balance sheet data of the Company as of and for each of the fiscal years in the two-year period ended December 25, 1994, the nine-month period ended September 30, 1995 and the fiscal years ended September 28, 1996 and September 27, 1997 have been derived from the Company's audited consolidated financial statements. The financial data set forth below should be read in conjunction with "Item 8 - Financial Statements and Supplemental Data - Consolidated Financial Statements of the Company and related Notes thereto and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                              FISCAL YEAR       FISCAL YEAR        NINE-MONTH        FISCAL YEAR      FISCAL YEAR
                                                 ENDED             ENDED          PERIOD ENDED          ENDED            ENDED
                                             DECEMBER 26,      DECEMBER 25,       SEPTEMBER 30,     SEPTEMBER 28,    SEPTEMBER 27,
                                                 1993              1994              1995(1)            1996             1997
                                          ---------------   ---------------   ---------------    ---------------  ---------------
INCOME STATEMENT DATA:
Net sales.................................       $334,682          $421,427          $373,734           $619,622         $841,007
Cost of goods sold and occupancy..........        278,746           354,096           316,832            535,189          694,925
                                                 --------          --------          --------           --------         --------
  Gross profit............................         55,936            67,331            56,902             84,433          146,082
Selling, general and administrative
 expenses.................................         44,702            58,489            48,075             66,945          109,160
                                                 --------          --------          --------           --------         --------
Income from operations....................         11,234             8,842             8,827             17,488           36,922
Interest expense--net.....................         (3,751)           (5,642)           (5,891)            (4,061)          (6,554)
Other income (expense)--net...............           (878)             (859)             (953)             1,038               --
                                                 --------          --------          --------           --------         --------
Income before income taxes and minority
 interest.................................          6,605             2,341             1,983             14,465           30,368
Income tax expense........................          2,637               936               904              6,017           12,765
                                                 --------          --------          --------           --------         --------
Income before minority interest...........          3,968             1,405             1,079              8,448           17,603
Minority interest.........................             26                --                --                 --               --
                                                 --------          --------          --------           --------         --------
Net income................................       $  3,994          $  1,405          $  1,079           $  8,448         $ 17,603
                                                 ========          ========          ========           ========         ========
Net income per common and common
 equivalent share
  Fully diluted (2).......................                                              $0.18              $0.71            $1.07
  Primary.................................          $0.83             $0.24             $0.18              $0.72            $1.08
Weighted average shares outstanding
  Fully diluted (2).......................                                              6,050             11,904           19,970
  Primary.................................          4,789             5,947             5,943             11,702           16,293

                                             DECEMBER 26,     DECEMBER 25,      SEPTEMBER 30,     SEPTEMBER 28,       SEPTEMBER 27,
                                               1993             1994              1995               1996                1997
                                          ---------------  ---------------  ---------------    ---------------      ---------------
BALANCE SHEET DATA:
Working capital...........................       $ 26,719         $ 21,003         $ 25,316           $ 95,670             $253,926
Total assets..............................        143,748          173,953          142,680            283,664              559,043
Short-term borrowings.....................         32,162           44,995           39,670             29,508                   72
Long-term borrowings......................          8,804            7,019           11,130              7,635              115,200
Shareholders' equity......................         35,359           36,376           38,402            129,559              281,807

_________________

(1) In 1995, the Company changed its fiscal year end to the last Saturday in September. Accordingly, the fiscal period ended September 30, 1995 was a nine-month period.

(2) For periods not presented fully diluted amounts were equal to primary as common stock equivalents were anti-dilutive.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  The statements contained in this Form 10-K which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the Company's filings with the Securities and Exchange Commission, including, without limitation, the factors discussed under the caption "Risk Factors" in the Company's Registration Statement on Form S-3 (Registration No. 333-31255), the factors discussed in this Form 10-K under the captions "Business-Retailers," "Business-Solaris Agreement," "Business-Management Information Systems," "Business-Environmental Considerations" and "-Liquidity and Capital Resources," as well as those discussed elsewhere in this Form 10-K.

OVERVIEW


  The Company entered into an agreement effective October 1, 1995 with Solaris to become both the master agent and master distributor for sales of Solaris products nationwide. Management believes that the relationship with Solaris embodied in the Solaris Agreement has had a substantial impact on the Company's results of operations. Under the Solaris Agreement, which has an initial four-year term, the Company, in addition to serving as the master agent and master distributor for sales of Solaris products, provides a wide range of value-added services including logistics, order processing and fulfillment, inventory distribution and merchandising. However, Solaris continues to negotiate its sales prices directly with its direct sales accounts. As a result of the Solaris Agreement, a majority of the Company's sales of Solaris products are derived from servicing direct sales accounts, whereas in 1995 and prior, a majority of the Company's sales of Solaris products were made by the Company as a traditional distributor. A substantial portion of these sales consists of large shipments to retail distribution centers which are characterized by lower gross profit as a percentage of net sales compared with sales made by the Company as a traditional distributor. The Company believes that the operating expenses associated with this type of sale are lower than the operating expenses associated with sales made by the Company as a traditional distributor. The Company believes that the gross profit as a percentage of net sales associated with the Company's services to Solaris direct sales accounts is higher than the gross profit as a percentage of net sales associated with the Company's historical agency sales due to the greater services provided pursuant to the Solaris Agreement. The Company believes that the collective impact of these factors has led to substantially increased sales of Solaris products, increased gross profit from sales of Solaris products as well as lower gross profit as a percentage of net sales.

  In addition, under the Solaris Agreement, the Company's inventories of Solaris products have increased significantly since the Company is not only carrying inventories to support its own sales of Solaris products but also certain inventory previously carried by Solaris as well as additional inventories to support sales of Solaris products by the Company's network of independent distributors.

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

RESULTS OF OPERATIONS


  The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                                        NINE-MONTH             FISCAL               FISCAL
                                                                       PERIOD ENDED          YEAR ENDED           YEAR ENDED
                                                                       SEPTEMBER 30,        SEPTEMBER 28,        SEPTEMBER 27,
                                                                           1995                 1996                 1997
                                                                    ---------------      ---------------      ---------------
Net sales...........................................................          100.0%               100.0%               100.0%
Cost of goods sold and occupancy....................................           84.8                 86.4                 82.6
                                                                              -----                -----                -----
Gross profit........................................................           15.2                 13.6                 17.1
Selling, general and administrative expenses........................           12.9                 10.8                 13.0
                                                                              -----                -----                -----
Income from operations..............................................            2.3                  2.8                  4.4
Interest expense--net...............................................            1.6                  0.7                  0.8
Other income (expense)--net.........................................           (0.2)                 0.2                  0.0
                                                                              -----                -----                -----
Income before income taxes..........................................            0.5                  2.3                  3.6
Income taxes........................................................            0.2                  0.9                  1.5
                                                                              -----                -----                -----
Net income..........................................................            0.3%                 1.4%                 2.1%
                                                                              =====                =====                =====

FISCAL 1997 COMPARED WITH FISCAL 1996


  Net sales for the year ended September 27, 1997 increased by 35.7% or $221.4 million to $841.0 million from $619.6 million for the year ended September 28, 1996. Of the $221.4 million increase, approximately $146.5 million was attributable to businesses acquired subsequent to October 1, 1995. The increase related to the existing business was attributable principally to the lawn and garden operations with modest sales increases in both the pet and branded areas of the Company's operations.

  Gross profit increased by 73.0% or $61.6 million from $84.4 million during the year ended September 28, 1996 to $146.1 million for the same period in 1997. Gross profit as a percentage of net sales increased from 13.6% for the year ended September 28, 1996 to 17.4% for the comparable 1997 period. While the existing operations reported a modest increase in gross margin as a percentage of net sales, the increase is due principally to a greater percentage of higher margin pet and branded sales relative to total sales than was the case in fiscal 1996. The change in sales mix is primarily attributable to the newly acquired businesses.

  For the year ended September 27, 1997, selling, general and administrative expenses increased by $42.3 million to $109.2 million from $66.9 million for the comparable 1996 period. The increase in selling, general and administrative expenses is attributable to a combination of increased sales and the addition of the newly acquired businesses. As a percentage of net sales, operating expenses increased from 10.8% in the twelve months ended September 28, 1996 to 13.0% for the similar 1997 period. This percentage increase relates principally to the pet and branded product operations which have significantly higher operating costs as a percentage of sales than the lawn and garden operations. As these two product areas become a greater percentage of total sales, selling, general and administrative expense as a percentage of net sales will continue to increase.

  Interest expense-net for the year ended September 27, 1997 increased by 61.4% or $2.5 million to $6.6 million from $4.1 million for the year ended September 28, 1996. The increase is due principally to the issuance of $115,000,000, 6% convertible notes in November 1996 offset, in part, by interest income earned from funds available resulting from proceeds from the issuance of both the convertible notes and a public offering of the Company's common stock in July 1997. Average borrowings for fiscal 1997 were $105.2 million compared with $28.2 million for the comparable 1996 period. The average interest rates for the fiscal years ended September 27, 1997 and September 28, 1996 were 7.4% and 10.5%, respectively.

  The Company's effective income tax rate for fiscal 1997 was 42.0% compared with 41.6% for the similar 1996 period.

FISCAL 1996 COMPARED WITH TWELVE MONTHS ENDED SEPTEMBER 30, 1995


  In 1995, the Company changed its fiscal year to the last Saturday in September. Accordingly, the fiscal year ended September 30, 1995 was a nine month period. As a result of this change, 1996 operating results will not be directly comparable with 1995. The Company believes that comparing 1996 with the twelve month period ending September 30, 1995 will provide a more meaningful analysis of the Company's operating results. Unaudited summary operating results for the twelve months ended September 30, 1995 are shown in Note 11 to the consolidated financial statements.

  Net sales for the year ended September 28, 1996 increased by 41.8% or $182.6 million to $619.6 million from $437.0 million for the comparable 1995 period. The increase in net sales was due to (1) incremental business resulting from the Solaris Agreement (approximately $98.0 million), (2) acquisition of two pet supplies distributors in the fourth quarter of fiscal 1996 (approximately $22.2 million), and (3) the addition of stores previously serviced by a competitor, expanded product placements and new store openings with existing customers (approximately $62.4 million).

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

  For the year ended September 28, 1996, selling, general and administrative expenses increased by $5.8 million to $66.9 million from $61.2 million for the similar 1995 period. As a percentage of net sales, these expenses decreased from 14.0% in the twelve months ended September 30, 1995 to 10.8% in the supplies comparable 1996 period. Of the $5.8 million increase, approximately $4.4 million relates to the two pet supplies distributors acquired in the fourth quarter of fiscal 1996 and approximately $6.1 million is related to the increase in sales, offset in part by approximately $4.7 million resulting from a combination of cost reductions in the existing pet operations and costs related to inventory on hand at September 28, 1996. The decrease in these expenses as a percentage of net sales relates to the fixed portion of these expenses being spread over substantially greater sales volume in 1996 compared with 1995.

  Interest for the year ended September 28, 1996 decreased by 44.6% or $3.3 million to $4.1 million from $7.4 million for the twelve months ended September 30, 1995. The decrease is attributable principally to lower average outstanding borrowings as a result of applying the proceeds from the Company's two sales of its common stock during fiscal 1996 and the termination of the Monsanto trade financing agreement. Average short-term borrowings for fiscal 1996 were $28.2 million compared with $79.0 million for the comparable 1995 period. The outstanding borrowings include amounts due to Solaris under the Monsanto trade financing agreement which ended in November 1995. The average interest rate for the twelve months ended September 28, 1996 and September 30, 1995 were 10.5% and 7.6% respectively.


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

LIQUIDITY AND CAPITAL RESOURCES


  The Company has historically financed its growth through a combination of bank borrowings, supplier credit, internally generated funds and sales of its stock and convertible notes to the public. During fiscal 1997, the

Company received net proceeds (after offering expenses) of approximately $111.4 million from the sale of $115.0 million of 6% Convertible Subordinated Notes due 2003 and approximately $127.2 million (after offering expenses) from the sale of 5,540,000 shares of common stock completed in July 1997.

  The Company's business is highly seasonal and its working capital requirements and capital resources track closely to this seasonal pattern. During the first quarter of each calendar year, inventory, accounts receivable, accounts payable, and short-term borrowings begin to increase, reflecting the build up of inventory and related payables in anticipation of the peak selling season. During the second quarter of the calendar year, inventory levels decrease while account receivables peak and short-term borrowings start to decline as cash collections are received during the peak selling period. In the third quarter of the calendar year, inventory levels are at their lowest level and receivables and accounts payable are substantially reduced through conversion of accounts receivable to cash. During the fourth quarter of the calendar year, accounts receivable reach their lowest levels, while inventory and accounts payable and short-term borrowings begin to increase. Since the Company's short-term credit line fluctuates based upon a specified asset borrowing base, the fourth quarter of each calendar year is typically the period when the asset borrowing base is at its lowest and consequently its ability to borrow is at its lowest.

  For the twelve months ended September 27, 1997, the Company generated $10.2 million of cash from operating activities. Cash used from investing activities was approximately $101.4 million of which $96.8 million was related to the acquisitions of two manufacturers of pet supplies products (Four Paws and the flea and tick operations of Sandoz Agro, Inc.), one pet distributor (Country Pet Supply), one lawn and garden distributor (Ezell Nursery Supply), plus an equity interest in a lawn and garden distributor (Commerce). The balance, $4.6 million reflects additions to plant and equipment. Cash provided from financing activities of $190.0 million consisted principally of $238.6 million of net proceeds from the issuance of $115,000,000 principal amount of 6% Subordinated Convertible Notes and the sale of 5,540,000 shares of common stock offset in part by repayments of both short and long-term debt of approximately $42.1 million. Additionally, the Company redeemed for $7.0 million warrants to purchase 500,000 shares of the Company's stock which were originally issued to Monsanto Company in connection with the Company's agreement to become the master agent and distributor for Solaris, a business unit of Monsanto, and Monsanto's purchase of 100 shares of the Company's preferred stock. The redemption price reflected the fair market value of the Company's common stock at date of acquisition less the exercise price of $9.00 per share.

  For the twelve months ended September 28, 1996, the Company used cash from operating activities of approximately $32.4 million, resulting principally from the initial build up of inventory related to the Solaris Agreement combined with the termination of the Monsanto trade financing agreement. Cash used from investing activities was $34.3 million reflecting the purchase of two pet supplies distribution businesses for approximately $35.0 million and additions to plant and equipment of $3.0 million offset in part by the proceeds of $3.7 million from the sale of the Company's Visalia, California warehouse. Cash provided from financing activities of $67.8 million consisted primarily of $81.9 million net proceeds from the Company's stock sales in November 1995 and July 1996 offset in part by repayments of short and long-term debt by approximately $13.7 and $0.4 million to acquire treasury shares.

  The Company has a line of credit with Congress Financial Corporation (Western) for up to $75 million. The available amount under the line of credit fluctuates based upon a specific asset borrowing base. The line of credit, which bears interest at a rate equal to the prime rate plus 3/4% per annum, is secured by substantially all of the Company's assets. At September 27, 1997, as a result of the sale of $115.0 million of Convertible Subordinated Notes in November 1996, and the sale of its common stock in July 1997, the indebtedness to Congress was repaid leaving the Company with $75.0 million of borrowing availability. The Company's line of credit contains certain financial covenants such as minimum net worth and minimum working capital requirements. The line also requires the lender's prior written consent to any acquisition of a business.

  During 1995, the Company had a trade credit arrangement with a financing affiliate of Monsanto pursuant to which Monsanto permitted the Company to borrow up to $81.0 million for the purchase of Solaris products. Such borrowings were secured by a first priority lien on the Company's inventory of Solaris products and a second priority lien on all other inventories and receivables and bore interest at a rate 1-1/2% below the prime rate. This arrangement was eliminated on November 15, 1995 and subsequent to that date, financing arrangements with Monsanto have been on typical Solaris credit terms.

  The Company believes that cash flow from operations, funds available under its line of credit and its arrangements with suppliers including Monsanto and funds available related to the $127.2 million sale of common stock in July 1997 will be adequate to fund its presently anticipated working capital requirements for the foreseeable future. The Company anticipates that its capital expenditures, excluding any future acquisitions, will not exceed $5.0 million for the next 12 months.

  As part of its growth strategy, the Company has engaged in acquisition discussions with a number of companies in the past and it anticipates it will continue to evaluate potential acquisition candidates. If one or more potential acquisition opportunities, including those that would be material, become available in the near future, the Company after first using the funds received from the sale of 5,540,000 shares of stock in July 1997, may require additional external capital. In addition, such acquisitions would subject the Company to the general risks associated with acquiring companies, particularly if the acquisitions are relatively large.


WEATHER AND SEASONALITY

  Historically, the Company's sales of lawn and garden products have been influenced by weather and climate conditions in the markets it serves. For example, during the first six months of both 1993 and 1995 and the first three months of the calendar year in 1996, the Company's results of operations were negatively affected by severe weather conditions in many parts of the country. Additionally, the Company's business is highly seasonal. In fiscal 1997, approximately 66% of the Company's sales occurred in the first six months of the calendar year. Substantially all of the Company's operating income is typically generated in this period which has historically offset the operating losses incurred during the rest of the year.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Central Garden & Pet Company

  Independent Auditors' Report  .............................................................................    18

  Consolidated Balance Sheets, September 27, 1997 and September 28, 1996  ...................................    19

  Consolidated Statements of Income for Fiscal Years Ended September 27, 1997 and
    September 28, 1996, and the Nine-Month Period Ended September 30, 1995  .................................    20

  Consolidated Statements of Shareholders' Equity for Fiscal Years Ended September 27,
    1997 and September 28, 1996, and the Nine-Month Period Ended September 30, 1995  ........................    21

  Consolidated Statements of Cash Flows for Fiscal Years Ended September 27,
    1997 and September 28, 1996, and the Nine-Month Period Ended September 30, 1995  ........................    22

  Notes to Consolidated Financial Statements for Fiscal Years Ended September 27,
    1997 and September 28, 1996, and the Nine-Month Period Ended September 30, 1995  ........................    23

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Central Garden & Pet Company
Lafayette, California

  We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company (the "Company") and subsidiaries as of September 27, 1997 and September 28, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the fiscal years ended September 27, 1997 and September 28, 1996, and the nine-month period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of September 27, 1997 and September 28, 1996, and the results of their operations and their cash flows for the fiscal years ended September 27, 1997 and September 28, 1996, and the nine-month period ended September 30, 1995 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

November 4, 1997

                          CENTRAL GARDEN & PET COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                                          SEPTEMBER 27,     SEPTEMBER 28,
                                                                                               1997             1996
                                                                                          --------------   ---------------
                                                                                               (DOLLARS IN THOUSANDS)
                                        ASSETS
Current Assets:
 Cash and cash equivalents..................................................................   $100,125          $  1,272
 Accounts receivable, less allowance for doubtful accounts of
  $5,204 and $5,278  .......................................................................     85,028            62,231
 Inventories  ..............................................................................    218,796           169,835
 Prepaid expenses and other assets  ........................................................     10,470             7,132
                                                                                               --------          --------
     Total current assets  .................................................................    414,419           240,470
Land, Buildings, Improvements and Equipment:
 Land.......................................................................................      2,216               431
 Buildings and improvements  ...............................................................      8,935             3,450
 Transportation equipment  .................................................................      3,968             3,161
 Warehouse equipment  ......................................................................     12,748             7,878
 Office furniture and equipment  ...........................................................     12.541             8,046
                                                                                               --------          --------
     Total  ................................................................................     40,408            22,966
 Less accumulated depreciation and amortization  ...........................................     17,720            11,502
                                                                                               --------          --------

     Land, buildings, improvements and equipment--net  .....................................     22,688            11,464
Goodwill....................................................................................    113,018            29,971
Other Assets  ..............................................................................      8,918             1,759
                                                                                               --------          --------
     Total  ................................................................................   $559,043          $283,664
                                                                                               ========          ========


                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Notes payable  ............................................................................   $     72          $ 27,904
 Accounts payable  .........................................................................    136,220           104,049
 Accrued expenses  .........................................................................     24,201            11,243
 Current portion of long-term debt  ........................................................         --             1,604
                                                                                               --------          --------
     Total current liabilities  ............................................................    160,493           144,800
Long-Term Debt  ............................................................................    115,200             7,635
Deferred Income Taxes and Other Long-Term Obligations  .....................................      1,543             1,670
Commitments and Contingencies (Note 10)
Shareholders' Equity:
 Series A convertible preferred stock  .....................................................         --                --
 Class B stock  ............................................................................         16                19
 Common stock  .............................................................................        191               125
 Additional paid-in capital  ...............................................................    245,783           111,228
 Retained earnings  ........................................................................     36,291            18,733
 Restricted stock deferred compensation  ...................................................       (110)             (182)
 Treasury stock  ...........................................................................       (364)             (364)
                                                                                               --------          --------
     Total shareholders' equity  ...........................................................    281,807           129,559
                                                                                               --------          --------
     Total  ................................................................................   $559,043          $283,664
                                                                                               ========          ========



                See notes to consolidated financial statements.

                          CENTRAL GARDEN & PET COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME



                                                                              FISCAL YEAR      FISCAL YEAR       NINE-MONTH
                                                                                 ENDED            ENDED         PERIOD ENDED
                                                                             SEPTEMBER 27,    SEPTEMBER 28,    SEPTEMBER 30,
                                                                                  1997             1996             1995
                                                                             --------------   --------------   --------------

                                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales  ..................................................................     $841,007         $619,622         $373,734

Cost of goods sold and
   occupancy  ...............................................................      694,925          535,189          316,832
                                                                                  --------         --------         --------

   Gross profit  ............................................................      146,082           84,433           56,902

Selling, general and administrative
   expenses  ................................................................      109,160           66,945           48,075
                                                                                  --------         --------         --------

   Income from operations  ..................................................       36,922           17,488            8,827

Interest expense -- net  ....................................................       (6,554)          (4,061)          (5,891)

Other income (expense) -- net  ..............................................           --            1,038             (953)
                                                                                  --------         --------         --------

   Income before income taxes  ..............................................       30,368           14,465            1,983

Income taxes.................................................................       12,765            6,017              904
                                                                                  --------         --------         --------

Net income  .................................................................     $ 17,603         $  8,448         $  1,079
                                                                                  ========         ========         ========

Net income per common and
   common equivalent share

   Fully diluted  ...........................................................        $1.07             $.71             $.18
                                                                                  ========         ========         ========
   Primary  .................................................................        $1.08             $.72             $.18
                                                                                  ========         ========         ========

Weighted average shares
   outstanding

   Fully diluted  ...........................................................       19,970           11,904            6,050
                                                                                  ========         ========         ========
   Primary  .................................................................       16,293           11,702            5,943
                                                                                  ========         ========         ========

                See notes to consolidated financial statements.

                          CENTRAL GARDEN & PET COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                      SERIES A
                                     CONVERTIBLE
                                   PREFERRED STOCK      CLASS B STOCK           COMMON STOCK       ADDITIONAL
                                   ---------------   --------------------   --------------------     PAID-IN     RETAINED
                                   SHARES   AMOUNT     SHARES     AMOUNT      SHARES      AMOUNT     CAPITAL     EARNINGS
                                   ------   ------   ----------   -------   -----------   ------   -----------   ---------
                                                                   (DOLLARS IN THOUSANDS)
Balance, December 25, 1994  .....      --       --   3,206,668       $32     3,380,103      $ 34     $ 29,288     $13,294
Amortization, restricted stock
 deferred compensation  .........
Treasury stock  .................
Retirement of treasury stock  ...                     (809,578)       (8)       (9,000)                (1,987)     (4,043)
Conversion of Class B stock
 into common stock  .............                     (218,216)       (2)      218,216         2
Issuance of common stock  .......                                               17,645        --           66
Issuance of preferred stock  ....     100       --                                                        900
Net income  .....................                                                                                   1,079
                                   ------   ------   ---------       ---    ----------      ----     --------     -------
Balance, September 30, 1995  ....     100       --   2,178,874        22     3,606,964        36       28,267      10,330
Amortization, restricted stock
 deferred compensation  .........
Treasury stock  .................
Conversion of Class B stock
 into common stock  .............                     (245,299)       (3)      245,299         3
Issuance of common stock  .......                                            8,710,258        86       82,961
Net income  .....................                                                                                   8,448
Preferred dividends paid  .......                                                                                     (45)
                                   ------   ------   ---------       ---    ----------      ----     --------     -------
Balance, September 28, 1996  ....     100       --   1,933,575        19    12,562,521       125      111,228      18,733
Amortization, restricted stock
 deferred compensation  .........
Conversion of Class B stock
 into common stock  .............                     (270,408)       (3)      270,408         3
Issuance of common stock  .......                                            6,310,396        63      141,571
Net income  .....................                                                                                  17,603
Preferred dividend paid..........                                                                                     (45)
Redemption of stock warrant  ....                                                                      (7,016)
                                   ------   ------   ---------       ---    ----------      ----     --------     -------
Balance, September 27, 1997  ....     100      $--   1,663,167       $16    19,143,325      $191     $245,783     $36,291
                                   ======   ======   =========       ===    ==========      ====     ========     =======

                                    RESTRICTED
                                       STOCK           TREASURY STOCK
                                     DEFERRED      ---------------------
                                   COMPENSATION     SHARES      AMOUNT      TOTAL
                                   -------------   ---------   ---------  ----------
                                                  (DOLLARS IN THOUSANDS)
Balance, December 25, 1994  .....         $(490)   (769,393)    $(5,782)    $ 36,376
Amortization, restricted stock
 deferred compensation  .........           237                                  237
Treasury stock  .................                   (49,185)       (256)        (256)
Retirement of treasury stock  ...                   818,578       6,038           --
Conversion of Class B stock
 into common stock  .............
Issuance of common stock  .......                                                 66
Issuance of preferred stock  ....                                                900
Net income  .....................                                              1,079
                                          -----    --------     -------     --------
Balance, September 30, 1995  ....          (253)         --          --       38,402
Amortization, restricted stock
 deferred compensation  .........            71                                   71
Treasury stock  .................                   (26,000)       (364)        (364)
Conversion of Class B stock
 into common stock  .............                                                 --
Issuance of common stock  .......                                             83,047
Net income  .....................                                              8,448
Preferred dividends paid  .......                                                (45)
                                          -----    --------     -------     --------
Balance, September 28, 1996  ....          (182)    (26,000)       (364)     129,559
Amortization, restricted stock
 deferred compensation  .........            72                                   72
Conversion of Class B stock
 into common stock  .............                                                 --
Issuance of common stock  .......                                            141,634
Net income  .....................                                             17,603
Preferred dividend paid..........                                                (45)
Redemption of stock warrant  ....                                             (7,016)
                                          -----    --------     -------     --------
                                          $(110)    (26,000)    $  (364)    $281,807
Balance, September 27, 1997  ....         =====    ========     =======     ========

                See notes to consolidated financial statements.

                          CENTRAL GARDEN & PET COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 FISCAL YEAR      FISCAL YEAR       NINE-MONTH
                                                                    ENDED            ENDED         PERIOD ENDED
                                                                SEPTEMBER 27,    SEPTEMBER 28,    SEPTEMBER 30,
                                                                     1997             1996             1995
                                                                --------------   --------------   --------------
                                                                                 (IN THOUSANDS)
Cash flows from operating activities:
 Net income  ....................................................   $  17,603         $  8,448         $  1,079
 Adjustments to reconcile net income to
  net cash provided (used) by operating
  activities:
  Depreciation and amortization  ................................       5,373            3,057            1,817
  Deferred income taxes  ........................................         983              596              590
  Gain on sale of land, building and
    improvements  ...............................................          --             (260)              --
  Changes in assets and liabilities:
    Receivables  ................................................      (7,107)         (15,959)          (4,549)
    Inventories  ................................................     (20,830)         (89,454)          38,208
    Prepaid expenses and other assets  ..........................      (1,322)            (154)            (683)
    Accounts payable  ...........................................      18,853           57,750          (23,147)
    Accrued expenses  ...........................................      (3,341)           4,166           (2,824)
    Other long-term obligations  ................................          --             (595)             (55)
                                                                    ---------         --------         --------
     Net cash provided (used) by operating activities............      10,212          (32,405)          10,436
                                                                    ---------         --------         --------
Cash flows from investing activities:
 Additions to land, buildings,
  improvements and equipment  ...................................      (4,605)          (3,015)          (2,781)
 Proceeds from sale of land, buildings,
  improvements and equipment  ...................................          --            3,676               --
 Payments to acquire companies, net of
  cash acquired  ................................................     (96,793)         (34,950)          (1,341)
                                                                     --------         --------         --------
     Net cash used by investing activities  .....................    (101,398)         (34,289)          (4,122)
                                                                    ---------         --------         --------
Cash flows from financing activities:
 Proceeds (repayments) from notes
  payable, net  .................................................     (27,832)         (10,067)          (5,212)
 Payments on long-term debt  ....................................     (14,247)          (3,590)          (1,980)
 Payments to reacquire stock  ...................................          --             (364)            (117)
 Payment to redeem warrant  .....................................      (7,016)              --               --
 Proceeds from issuance of long-term
  debt  .........................................................     111,227               --               --
 Proceeds from issuance of stock  ...............................     127,952           81,889              966
 Preferred dividends paid  ......................................         (45)             (45)              --
                                                                    ---------         --------         --------
     Net cash provided (used) by
       financing activities  ....................................     190,039           67,823           (6,343)
                                                                    ---------         --------         --------
Net increase (decrease) in cash  ................................      98,853            1,129              (29)
Cash at beginning of period  ....................................       1,272              143              172
                                                                    ---------         --------         --------
Cash at end of period  ..........................................   $ 100,125         $  1,272         $    143
                                                                    =========         ========         ========
Supplemental information:
 Cash paid for interest  ........................................   $   7,049         $  3,141         $  5,654
 Cash paid for income taxes  ....................................      12,682            4,115            1,125
 Conversion of accounts payable to long-
  term debt  ....................................................          --               --            5,885
 Assets (excluding cash) acquired through
  purchase of subsidiaries  .....................................      58,280           18,169            1,341
 Liabilities assumed through purchase of
  subsidiaries  .................................................      34,897            2,318               --

                See notes to consolidated financial statements.

                          CENTRAL GARDEN & PET COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         FISCAL YEARS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996,
                 AND NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1995

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Organization -- Central Garden & Pet Company, a Delaware corporation (the "Company"), is the leading national distributor of lawn and garden and pet supply products as well as a major distributor of pool supplies. The Company's business strategy is to capitalize on its national presence, comprehensive product selection, menu of value-added services and efficient operations. Utilizing these capabilities, the Company strives to develop and enhance servicing relationships with both large national and regional retailers as well as manufacturers.

  The Solaris Agreement -- The Company entered into an agreement effective October 1, 1995 with The Solaris Group ("Solaris"), a strategic business unit of Monsanto Company, the manufacturer of Ortho, Round-up and Green Sweep lawn and garden products (the "Solaris Agreement"). Under the Solaris Agreement, which has an initial four year term, the Company, in addition to serving as the master agent and master distributor for sales of Solaris products, provides a wide range of value-added services including logistics, order processing and fulfillment, inventory distribution and merchandising. However, Solaris continues to negotiate its sales prices directly with its direct sales accounts. The Solaris Agreement provides for the Company to be reimbursed for costs incurred in connection with services provided to Solaris' direct sales accounts and to receive payments based on the growth of sales of Solaris products. The Company will also share with Solaris in the economic benefits of certain cost reductions, to the extent achieved.

  Basis of Consolidation and Presentation -- The consolidated financial statements include the accounts of the Company and its subsidiaries. All transactions between the consolidated companies are eliminated.

  Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition -- Sales are recorded at the time merchandise is shipped from the Company's warehouses.

  Income Taxes are accounted for under the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Deferred income taxes result primarily from bad debt allowances, inventory reserves, depreciation and nondeductible reserves.

  Cash and cash equivalents include all highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition.

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

  Goodwill is amortized using the straight-line method over periods ranging from 20 to 40 years. The Company reviews goodwill periodically for potential impairment by comparing the carrying amount to the expected future cash flows of acquired entities over the remaining amortization period. Accumulated amortization totaled $4,558,000 and $2,288,000 at September 27, 1997 and September 28, 1996, respectively.

                          CENTRAL GARDEN & PET COMPANY

  Net income per common and common equivalent share is computed based on the total weighted average number of Class B shares and common shares outstanding during the year plus common stock equivalents.

  Fiscal Year -- In 1995, the Company changed its fiscal year end to the last Saturday in September.

  Reclassifications -- Certain 1995 and 1996 balances have been reclassified to conform with the 1997 presentation.

  Accounting Changes -- In fiscal 1997, the Company adopted SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires review of the carrying value of long-lived assets and certain intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of SFAS 121 did not have a material impact on the Company's consolidated financial statements.

  In fiscal 1997, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," which provides for the disclosure of pro forma net earnings and net earnings per share as if the fair value method were used to account for stock-based employee compensation plans. The Company has elected to continue to use the intrinsic value method to account for stock-based compensation plans in accordance with Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees"; see
Note 8.

  New Accounting Pronouncements -- In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." The Company is required to adopt SFAS 128 in December 1997.

  SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

  Pro forma amounts for basic and diluted EPS, assuming SFAS 128 had been in effect, are as follows:

                                                                              FISCAL YEAR     FISCAL YEAR     NINE-MONTH
                                                                                 ENDED           ENDED       PERIOD ENDED
                                                                             SEPTEMBER 27,   SEPTEMBER 28,   SEPTEMBER 30,
                                                                                 1997            1996            1995
                                                                             -------------   -------------   -------------
Net income per share:
  Basic...................................................................           $1.11           $0.74           $0.19
                                                                                     =====           =====           =====
  Diluted.................................................................           $1.07           $0.71           $0.18
                                                                                     =====           =====           =====

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

                          CENTRAL GARDEN & PET COMPANY

2. ACQUISITIONS

Fiscal 1995

  On April 14, 1995, the Company acquired substantially all of the assets of Valley Pet Supply, Inc. ("Valley"), which was, prior to that date, a Chapter 11 Debtor-In-Possession. Valley was a distributor of pet supplies in California and parts of Oregon and Washington. The purchase price was $1,341,000, which exceeded net assets acquired by $345,000, which was recorded as goodwill.

Fiscal 1996

  On July 12, 1996, the Company acquired the pet supply distribution operations of Kenlin Pet Supply, Inc. ("Kenlin") and Longhorn Pet Supply ("Longhorn"). The aggregate cash purchase price of these acquisitions was approximately $34,560,000, which exceeded the fair market value of net assets acquired by $18,540,000, which was recorded as goodwill.

Fiscal 1997

  On January 20, 1997, the Company acquired Four Paws Products, Ltd., a manufacturer of branded dog, cat, reptile and small animal products, for $55,000,000, including the issuance of 449,944 shares of common stock at a value of $10,000,000. The purchase price exceeded the fair market value of net assets acquired by $39,607,000.

  On February 21, 1997, the Company's wholly owned Kenlin Pet Supply subsidiary acquired the pet supplies business of Country Pet Supply, N.W., Inc., a distributor of pet supply and pet food products. On March 4, 1997, the Company acquired an equity interest in Commerce, a distributor of lawn and garden products. On May 5, 1997, the Company acquired Ezell Nursery Supply, Inc., a distributor of lawn and garden, barbecue and patio products. The purchase price for these three acquisitions totaled $24,438,000, including the issuance of 193,104 shares of common stock at a value of $3,645,000. The purchase price exceeded the fair market value of net assets acquired by $18,683,000.

  On May 23, 1997, the Company completed its acquisition of the United States and Canada flea and tick business of Sandoz Argo, Inc., for $31,000,000, which exceeded the fair market value of net assets acquired by $27,161,000. The fair value of net assets acquired are based on preliminary estimates which are subject to change. The acquisition includes all methoprene-based products produced by Sandoz for use in the U.S. and Canada, and certain other specialty products.

  The fiscal 1997 net assets acquired included liabilities totaling $6.7 million related to the planned closures of facilities and involuntary termination benefits, of which $5.5 million remained outstanding at September 27, 1997.

  The fiscal 1997, 1996 and 1995 acquisitions, except for Commerce, which is being accounted for under the equity method, have been accounted for under the purchase method and have been included in the Company's consolidated statements of income from time of acquisition.

                          CENTRAL GARDEN & PET COMPANY

  Unaudited Pro Forma Results of Operations -- The following table summarizes on a pro forma basis the combined results of operations of the Company and its subsidiaries for fiscal years 1997 and 1996 as if the fiscal year 1997 acquisitions were on October 1, 1995. The pro forma results of operations also reflect pro forma adjustments for stock issued to facilitate the acquisitions, adjustments to conform inventory methods and facilities costs, and for the amortization of goodwill. Fiscal 1997 pro forma net income reflects the dilutive impact of the 1997 acquisitions had they been included in the Company's results of operations during periods in which certain acquired companies incurred operating losses. Although this pro forma combined information includes the results of operations of the acquisitions, it does not necessarily reflect the results of operations that would have occurred had the acquisitions been managed by the Company prior to their acquisition.

                                                                                               FISCAL YEAR     FISCAL YEAR
                                                                                                  ENDED           ENDED
                                                                                              SEPTEMBER 27,   SEPTEMBER 28,
                                                                                                  1997            1996
                                                                                              -------------   -------------
                                                                                                       (UNAUDITED)
                                                                                                  (IN THOUSANDS, EXCEPT
                                                                                                   PER SHARE AMOUNTS)
Net sales..................................................................................        $912,460        $855,076
Gross profit...............................................................................         165,832         176,847
Income from operations.....................................................................          28,243          42,145
Income before taxes........................................................................          19,809          33,879
Net income.................................................................................          11,114          20,519

Net income per common and common equivalent share:
  Fully diluted............................................................................        $   0.67        $   1.46
  Primary..................................................................................        $   0.68        $   1.48

Weighted average common and common equivalent shares outstanding:
  Fully diluted............................................................................          16,549          14,062
  Primary..................................................................................          16,437          13,860

3. CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS AND SUPPLIERS

  Customer Concentration -- Approximately 47%, 50% and 52% of the Company's net sales for fiscal years 1997 and 1996, and the nine-month period ended September 30, 1995, respectively, were derived from sales to the Company's top ten customers. The Company's largest customer accounted for approximately 19%, 23% and 22% of the Company's net sales for fiscal years 1997 and 1996, and the nine-month period ended September 30, 1995, respectively. The Company's second largest customer accounted for approximately 8%, 11% and 10% of the Company's net sales for fiscal years 1997 and 1996, and the nine-month period ended September 30, 1995, respectively. The loss of, or significant adverse change in, the relationship between the Company and these two customers could have a material adverse effect on the Company's business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company's inability to collect accounts receivable from any major customer could have a material adverse impact on the Company's business and financial results.

  Supplier Concentration -- While the Company purchases products from over 1,000 different manufacturers and suppliers, approximately 45% of the Company's net sales in fiscal year 1997 were derived from products purchased from the Company's five largest suppliers. The Company believes that approximately 32%, 44% and 29% of the Company's net sales during fiscal years 1997 and 1996 and the nine-month period ended September 30, 1995, respectively, were derived from sales of products purchased from Solaris, the Company's largest supplier. Because of the dependence of the Company on sales of Solaris products, future changes implemented by Solaris to its marketing and sales programs or any overall decrease in the sales of Solaris products could have a material adverse effect on the Company.

                          CENTRAL GARDEN & PET COMPANY

4. NOTES PAYABLE

  The Company has a line of credit providing for aggregate borrowings of up to $75,000,000, which expires on July 12, 1998. The available amount under the line of credit fluctuates based upon a specific asset borrowing base. At September 27, 1997 and September 28, 1996, balances of $72,000 and $27,904,000, respectively, were outstanding under this agreement, bearing interest at a rate related to the prime rate (9.25% at September 27, 1997 and 9.0% at September 28, 1996). Available borrowings at September 27, 1997 and September 28, 1996 were $74,928,000 and $47,096,000, respectively. This line is secured by substantially all of the Company's assets, and contains certain financial covenants requiring maintenance of minimum levels of working capital and net worth, and restricts the Company's ability to pay dividends. The Company was in compliance with such covenants at September 27, 1997 and September 28, 1996.

  Under the covenants in the Company's principal credit agreement described above, dividends can only be paid if there is no material default of any of the covenants contained in the agreement. The amount of such dividends shall not exceed the prior year's net income and the aggregate amount of all dividends paid from June 12, 1992 through June 12, 1998 is limited to approximately $4.5 million. Such restrictions would have limited dividends in 1997 to $4.5 million.


5. LONG-TERM DEBT

  Long-term debt consists of the following:

                                                                                               SEPTEMBER 27,   SEPTEMBER 28,
                                                                                                   1997            1996
                                                                                               -------------   -------------
                                                                                                      (IN THOUSANDS)
Convertible Subordinated Notes, interest at 6% payable
 semi-annually, principal due 2003  .............................................................   $115,000              --

Note payable to Weyerhaeuser Corporation, discounted at
 10.25% imputed rate, interest due in quarterly
 installments, principal repaid in 1997  ........................................................         --          $2,750

Note payable to a former supplier, interest at 10% and
 principal repaid in 1997  ......................................................................         --           5,885

Other notes payable  ............................................................................        200             604
                                                                                                    --------          ------
  Total..........................................................................................    115,200           9,239
Less current portion of long-term debt...........................................................         --           1,604
                                                                                                    --------          ------
     Total  .....................................................................................   $115,200          $7,635
                                                                                                    ========          ======

  Principal repayments on long-term debt are scheduled as follows:


                                                                                                                (IN THOUSANDS)
Fiscal year:
   1998..........................................................................................................          --
   1999..........................................................................................................          --
   2000  ........................................................................................................    $    200
   2001..........................................................................................................          --
   2002..........................................................................................................          --
   Thereafter....................................................................................................     115,000
                                                                                                                     --------
     Total.......................................................................................................    $115,200
                                                                                                                     ========

                          CENTRAL GARDEN & PET COMPANY

  At September 27, 1997, the carrying amount of cash and cash equivalents approximates its fair market value. The fair market value of the Company's long-term debt was $138,575,000 at September 27, 1997, which was computed by using quoted market prices.


6. OPERATING LEASES

  The Company has operating lease agreements principally for office and warehouse facilities and equipment. Such leases have remaining terms, inclusive of renewal options, of 1 to 8 years. Rent expense for all operating leases amounted to $12,669,000 and $9,896,000 for fiscal years 1997 and 1996, and $6,437,000 for the nine-month period ended September 30, 1995, respectively.

  Certain facility leases have renewal options and provide for additional rent based upon increases in the Consumer Price Index.

  Aggregate minimum annual payments on noncancelable operating leases at September 27, 1997 are as follows:

                                                                                                  (IN THOUSANDS)
Fiscal year:
        1998..................................................................................            $11,867
        1999..................................................................................              9,772
        2000..................................................................................              8,622
        2001..................................................................................              7,518
        2002..................................................................................              3,132
        Thereafter............................................................................              4,612
                                                                                                          -------
            Total.............................................................................            $45,523
                                                                                                          =======

7. INCOME TAXES

  The provision for income taxes consists of the following:


                                                                               FISCAL             FISCAL         NINE-MONTH
                                                                             YEAR ENDED         YEAR ENDED      PERIOD ENDED
                                                                           SEPTEMBER 27,      SEPTEMBER 28,    SEPTEMBER 30,
                                                                                1997               1996             1995
                                                                         ------------------   --------------   --------------
Current:
    Federal  ....................................................           $ 9,578             $4,523             $ 187

    State  ......................................................             2,204              1,040               127
                                                                            -------             ------             -----
  Total  ........................................................            11,782              5,563               314

  Deferred  .....................................................               983                454               590
                                                                            -------             ------             -----
        Total  ..................................................           $12,765             $6,017             $ 904
                                                                            =======             ======             =====

                          CENTRAL GARDEN & PET COMPANY

  A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate is as follows:


                                                                              FISCAL             FISCAL          NINE-MONTH
                                                                            YEAR ENDED         YEAR ENDED       PERIOD ENDED
                                                                           SEPTEMBER 27,      SEPTEMBER 28,     SEPTEMBER 30,
                                                                               1997               1996              1995
                                                                         -----------------   ---------------   ---------------
  Statutory rate  .................................................              35%               34%               34%
  State income taxes, net of federal benefit  .....................               5                 5                 5
  Nondeductible expenses  .........................................               6                 6                 9
  Other  ..........................................................              (4)               (3)               (3)
                                                                               ----              ----              ----
  Effective tax rate  .............................................              42%               42%               45%
                                                                               ====              ====              ====

  Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                                           SEPTEMBER 27, 1997        SEPTEMBER 28, 1996
                                                                         DEFERRED     DEFERRED     DEFERRED     DEFERRED
                                                                            TAX          TAX          TAX          TAX
                                                                          ASSETS     LIABILITIES    ASSETS     LIABILITIES
                                                                         ---------   -----------   ---------   -----------
  Current:
    Allowance for doubtful accounts receivable  .....................      $1,566                    $1,036
    Inventory reserves  .............................................         973                       910
    Prepaid expenses  ...............................................                     $  492                    $  219
    Nondeductible reserves  .........................................       2,823                       837
    Net operating loss carryforwards  ...............................          97                        97
    Other  ..........................................................         369                       460
                                                                           ------         ------     ------         ------
        Total  ......................................................       5,828            492      3,340            219
  Valuation allowance  ..............................................         (25)                      (25)
                                                                           ------         ------     ------         ------
  Current  ..........................................................       5,803            492      3,315            219
  Noncurrent:
    Adoption of FIFO inventory method  ..............................                                                  321
    Depreciation  ...................................................                      1,436                     1,248
    Other  ..........................................................          82                       132
                                                                           ------         ------     ------         ------
  Noncurrent  .......................................................          82          1,436        132          1,569
                                                                           ------         ------     ------         ------
        Total  ......................................................      $5,885         $1,928     $3,447         $1,788
                                                                           ======         ======     ======         ======


8. SHAREHOLDERS' EQUITY

  At September 27, 1997, there were 1,000 shares of Series A convertible preferred stock ($.01 par value) authorized, of which 100 were outstanding. In July 1995, in connection with an agreement to become the master agent and distributor for Solaris, the Company received from Monsanto Company $900,000 in exchange for its issuance of 100 shares of Series A convertible preferred stock and a warrant to purchase up to 500,000 shares of common stock with an exercise price of $9.00 per share. Each share of Series A convertible preferred stock is entitled to a liquidation preference of $9,000 per share, is convertible into 1,000 shares of common stock, is entitled to an annual 5% cumulative dividend, votes together with common stock, and has a number of votes equal to the number of shares of common stock into which it is convertible. In July 1997, the Company redeemed the warrant for $7.0 million.

                          CENTRAL GARDEN & PET COMPANY

  At September 27, 1997, there were 3,000,0000 shares of Class B stock ($.01 par value) authorized, of which 1,663,167 were outstanding. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and the holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B stock have certain conversion rights and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.

  At September 27, 1997, there were 40,000,000 shares of common stock ($.01 par value) authorized, of which 19,117,325 were outstanding.

  On November 15, 1995, the Company completed an offering of 5,750,000 shares of its common stock at $6.75 per share before deduction for underwriting commission and expenses related to the offering. The net proceeds were used to reduce the Company's borrowings under its principal line of credit.

  On July 19, 1996, the Company completed an offering which consisted of 2,752,500 shares of its common stock at $18.00 per share before deduction for underwriting commission and expenses related to the offering. The net proceeds were used to repay the Company's borrowings (including borrowings used for the Kenlin acquisition) under its principal line of credit.

  On August 8, 1997, the Company completed an offering which consisted of 5,540,000 shares of its common stock at $24.25 per share before deduction for underwriting commission and expenses related to the offering. The net proceeds were used to repay the Company's borrowings under its principal line of credit (including borrowings used for the acquisition of the flea and tick business of Sandoz Agro Inc.) and to provide the Company with a source of funds for working capital and possible acquisitions of complementary businesses.

  In 1993, the Company adopted the Omnibus Equity Incentive Plan (the "Plan") which provided for the grant of options to key employees and consultants of the Company for the purchase of up to an aggregate of 900,000 shares of common stock of the Company. In 1995, the Company amended the Plan to increase the number of shares authorized for issuance by an additional 300,000 in 1996, the Company further amended the Plan to increase the number of shares authorized for issuance by an additional 800,000. The Plan is administered by the Audit and Compensation Committee of the Board of Directors, comprised of outside independent directors only, who determine individual awards to be granted, vesting and exercise of share conditions.

  Additional Stock Plan Information - As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

  SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net earnings and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996.

  These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of four years from date of grant; stock volatility, 64% in fiscal 1997 and fiscal 1996; risk free interest rates, 6.07% in fiscal 1997 and 6.25% in fiscal 1996; and no dividends during the expected term.

                          CENTRAL GARDEN & PET COMPANY

  The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1997 and fiscal 1996 awards had been amortized to expense in the consolidated financial statements over the vesting period of the awards, pro forma net earnings would have been $15,433,000 ($0.91 per fully diluted share, $0.92 per primary share) in fiscal 1997 and $8,112,000 ($0.67 per fully diluted share, $0.68 per primary share) in fiscal 1996. However, the impact of outstanding non-vested stock options granted prior to fiscal 1996 has been excluded from the pro forma calculation; accordingly, the fiscal 1997 and fiscal 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all future applicable stock options.

  Option activity under the Plan is as follows:

                                                                                                          WEIGHTED
                                                                                    NUMBER OF             AVERAGE
                                                                                     OPTIONS           EXERCISE PRICE
                                                                                -----------------   --------------------
Balance at December 25, 1994                                                         360,879              $ 3.38
Granted                                                                              236,500                3.89
Exercised                                                                            (17,645)               3.41
Cancelled                                                                             (9,183)               2.52
                                                                                   ---------
Balance September 30, 1995                                                           570,551                3.60
Granted  (weighted average fair value of $7.93)                                      458,500               13.24
Exercised                                                                           (148,016)               3.51
Cancelled                                                                             (4,500)               7.24
                                                                                   ---------
Balance at September 28, 1996                                                        876,535                8.64
Granted  (weighted average fair value of $10.65)                                     660,402               18.26
Exercised                                                                            (72,918)               3.15
Cancelled                                                                            (16,129)               9.25
                                                                                   ---------
Balance at September 27, 1997                                                      1,447,890              $13.38
                                                                                   =========

Exercisable at September 28, 1996                                                    112,795              $ 4.52
Exercisable at September 27, 1997                                                    122,310              $ 5.39


                           OPTIONS OUTSTANDING                                                          OPTIONS EXERCISABLE
                            SEPTEMBER 27, 1997                                                           SEPTEMBER 27, 1997
--------------------------------------------------------------------------                    -------------------------------------
                                          WEIGHTED
                                           AVERAGE            WEIGHTED                                                 WEIGHTED
      RANGE            NUMBER OF          REMAINING           AVERAGE                                NUMBER            AVERAGE
   OF EXERCISE          OPTIONS          CONTRACTUAL          EXERCISE                             OF OPTIONS          EXERCISE
     PRICES           OUTSTANDING       LIFE (YEARS)           PRICE                               EXERCISABLE          PRICE
-----------------   ---------------   -----------------   ----------------                       ---------------   ----------------

$ 1.30 - $ 4.99             301,978                2.5              $ 2.96                             90,251             $ 3.14
 5.00 -    9.99             257,684                1.7                6.41                             20,184               8.57
 15.00 -  19.99             517,728                3.9               17.16                             11,875              17.14
 20.00 -  23.75             370,500                3.4               21.43                                 --                 --
                          ---------                                                                   -------

$1.30-$23.75              1,477,890                3.4              $13.38                            122,310             $ 5.39
                          =========                                                                   =======


                          CENTRAL GARDEN & PET COMPANY

  The Company has a 401(k) plan for which it accrued a contribution of $293,000 for fiscal year 1997, and contributed $209,000 for fiscal year 1996 and $148,000 for the nine-month period ended September 30, 1995.


  9. TRANSACTIONS WITH RELATED PARTIES

  The Company leases certain warehouse facilities and equipment from related entities which are controlled by the Company's principal shareholder. Rental expense under these leases totaled $156,000 and $156,000 for fiscal years 1997 and 1996, and $116,000 for the nine-month period ended September 30, 1995.


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

                                                                                            NINE MONTHS     TWELVE MONTHS
                                                                                               ENDED            ENDED
                                                                                             SEPTEMBER 25,    SEPTEMBER 30,
                                                                                                1994            1995
                                                                                            --------------   ------------
                                                                                                (AMOUNTS IN THOUSANDS,
                                                                                                  EXCEPT PER SHARE)
      Sales  ..............................................................................     $358,138         $437,023
      Gross profit  .......................................................................       57,524           66,709
      Selling, general and administrative expenses  .......................................       45,380           61,184
      Income from operations  .............................................................       12,144            5,524
      Income taxes  .......................................................................        2,965           (1,125)
      Net income (loss)  ..................................................................        4,431           (1,947)
      Net income (loss) per common and common
        equivalent share:  ................................................................
        Fully diluted  ....................................................................         0.75            (0.33)
        Primary  ..........................................................................         0.75            (0.33)


                                     *****

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


  The information required by this item is incorporated by reference from pages 1, 2 and 12 of the Company's Definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." See also Item 1 above.

ITEM 11 - EXECUTIVE COMPENSATION


  The information required by this item is incorporated by reference from pages 3, 4 and 5 of the Company's Definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders under the caption "Executive Compensation."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


  The information required by this item is incorporated by reference from page 11 of the Company's Definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders under the caption "Ownership of Management and Principal Stockholders."

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


  The information required by this item is incorporated by reference from page 5 of the Company's Definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders under the captions "Compensation Committee Interlocks and Insider Participation" and "Transactions with the Company."

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


 (a)  The following documents are filed as part of this report:


  (1)  Consolidated Financial Statements of the Company are included in Part II,
       Item 8:

          Independent Auditors' Report

          Consolidated Balance Sheets

          Consolidated Statements of Income

          Consolidated Statements of Cash Flows

          Consolidated Statements of Shareholders' Equity


          Notes to Consolidated Financial Statements

   (2) Consolidated Supplementary Financial Statement Schedule for the fiscal years ended September 27, 1997 and September 28, 1996 and the nine month period ended September 30, 1995:


  Independent Auditors' Report on Consolidated Supplementary Financial Statement Schedule

  Schedule VIII - Valuation and Qualifying Accounts


     All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

  (3)  Exhibits:

  See attached Exhibit Index.


  (b) The Company filed the following report on Form 8-K during the fourth quarter of fiscal 1997.


    (1) On July 14, 1997, the Company filed a report on Form 8-K/A to amend the Form 8-K, which was filed on May 30, 1997, to provide the required financial statements.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Date:  November 6, 1997


               CENTRAL GARDEN & PET COMPANY




By /s/ William E. Brown
-------------------------------------------
       William E. Brown
       Chairman of the Board


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

             SIGNATURE                                CAPACITY                                   DATE
             ---------                                --------                                   ----

/s/   William E. Brown                 Chairman and Chief Executive                   November 6, 1997
------------------------------------   Officer (Principal Executive Officer)
William E. Brown


/s/   Robert B. Jones                   Vice President, Chief Financial               November 6, 1997
------------------------------------    Officer (Principal Financial Officer
Robert B. Jones                         and Principal Accounting Officer)



/s/   Glenn W. Novotny                 Director                                       November 6, 1997
------------------------------------
Glenn W. Novotny


/s/   Daniel P. Hogan, Jr.             Director                                       November 6, 1997
------------------------------------
Daniel P. Hogan, Jr.


/s/   Lee D. Hines, Jr.                Director                                       November 6, 1997
------------------------------------
Lee D. Hines, Jr.


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors of Central Garden & Pet Company:

  We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company (the "Company") and subsidiaries as of September 27, 1997 and September 28, 1996 and the related consolidated statements of income, shareholders' equity and cash flows for the fiscal years ended September 27, 1997 and September 28, 1996, and the nine-month period ended September 30, 1995, and have issued our report thereon dated November 4, 1997; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated supplementary financial schedule of the Company listed in Item 14(a). This consolidated supplementary financial schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated supplementary financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP

November 4, 1997

                                  SCHEDULE II

                          CENTRAL GARDEN & PET COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
          FISCAL YEARS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
               AND THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1995




            COLUMN A                                  COLUMN B                 Column C                COLUMN D          COLUMN E
          --------------                             -------------          -------------           -------------     -------------
                                                                               ADDITIONS
                                                                     ----------------------------
                                                       BALANCES
                                                          AT          CHARGED TO     CHARGED TO                        BALANCES AT
           Description                                 BEGINNING      COSTS AND       OTHER                              END OF
                                                        OF PERIOD      EXPENSES       ACCOUNTS         DEDUCTIONS       PERIOD

                                                      -----------    -------------   ------------   -------------     ------------
AMOUNTS DEDUCTED FROM ASSETS TO
WHICH THEY APPLY:
Nine-month period ended September 30, 1995
   Allowance for doubtful accounts receivable......         3,457          1,397          300               993             4,161
Year ended September 28, 1996
   Allowance for doubtful accounts receivable......         4,161          1,708          517(1)          1,108             5,278
Year ended September 27, 1997
   Allowance for doubtful accounts receivable......         5,278          1,950          450(1)          2,474             5,204

Note: (1) Recorded on the books of companies acquired

                                 EXHIBIT INDEX


  Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:


EXHIBIT
NUMBER                                              EXHIBIT
------                                              -------
       2.1   Form of Reorganization Agreement between Central Garden Supply and Central Garden & Pet Company
             (Incorporated by reference from Exhibit 2.3 to Registration Statement No. 33-48070).

       2.2   Agreement and Plan of Merger between Central Garden & Pet Supply Company and Central Garden & Pet
             Company dated as of June 11, 1992 (Incorporated by reference from Exhibit 2.4 to Registration
             Statement No. 33-48070).

       3.1   Third Amended and Restated Certificate of Incorporation (Incorporated by reference from Exhibit
             3.1 to Registration Statement No. 33-98544).

       3.2   Copy of Registrant's Bylaws (Incorporated by reference from Exhibit 3.2 to Registration Statement
             No. 33-48070).

       4.1   Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4.1 to Registration
             Statement No. 33-48070).

       4.2   Indenture dated as of November 15, 1996 between the Company and Chemical Trust Company of
             California, as Trustee, including the form of Notes (Incorporated by reference from Exhibit 4.2 to
             Registration Statement No. 333-21603).

       4.3   Registration Rights Agreement dated as of November 15, 1996 among the Company, Alex. Brown & Sons
             Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Hambrect & Quist LLC and
             Wasserstein Perella Securities (Incorporated by reference from Exhibit 4.2 to Registration
             Statement No. 333-21603).

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


EXHIBIT
NUMBER                                              EXHIBIT
------                                              -------

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

     10.11   Forms of Restricted Stock Grant Agreements (Incorporated by reference from Exhibit 10.35 to
             Registration Statement No. 33-48070).*

     10.12   Continuing Guaranty and Waiver by Central Garden Supply, Cal Liquid Corp., Central Garden & Pet
             Company and Central Garden & Pet Supply Company of indebtedness of Matthews Redwood and Nursery
             Supply, Inc. to Congress Financial Corporation (Western) dated as of June 12, 1992 (Incorporated by reference from Exhibit 10.36 to Registration Statement No. 33-48070).

     10.13   Continuing Guaranty and Waiver by Central Garden Supply, Central Garden & Pet Supply Company,
             Matthews Redwood and Nursery Supply, Inc. and Cal Liquid Corp. for indebtedness of Central Garden
             & Pet Company to Congress Financial Corporation (Western) dated as of June 12, 1992 (Incorporated by reference from Exhibit 10.38 to Registration Statement No. 33-48070).

     10.14   Inventory and Equipment Security Agreement Supplement to Accounts Financing Agreement [Security
             Agreement] between and among Congress Financial Corporation (Western) and Central Garden Supply,
             Central Garden & Pet Company, Central Garden & Pet Supply Company, Matthews Redwood and Nursery
             Supply, Inc. and Cal Liquid Corp. dated as of June 12, 1992 (Incorporated by reference from
             Exhibit 10.40 to Registration Statement No. 33-48070).

     10.15   Letter Agreement Re:  Inventory Loans between and among Congress Financial Corporation (Western)
             and Central Garden Supply, Central Garden & Pet Company, Central Garden & Pet Supply Company,
             Matthews Redwood and Nursery Supply, Inc. and Cal Liquid Corp. dated as of June 12, 1992
             (Incorporated by reference from Exhibit 10.41 to Registration Statement No. 33-48070).

     10.16   Trademark Collateral Assignment and Security Agreement between Central Garden Supply and Congress
             Financial Corporation (Western) dated as of June 12, 1992 (Incorporated by reference from Exhibit
             10.42 to Registration Statement No. 33-48070).

     10.17   Trade Financing Agreement Supplement to Accounts Financing Agreement [Security Agreement] between and among Congress Financial Corporation (Western) and Central Garden Supply, Central Garden & Pet
             Company, Central Garden & Pet Supply Company, Matthews Redwood and Nursery Supply, Inc. and Cal
             Liquid Corp. dated as of June 12, 1992 (Incorporated by reference from Exhibit 10.44 to
             Registration Statement No. 33-48070).

     10.18   Covenant Supplement to Accounts Financing Agreement [Security Agreement] between and among
             Congress Financial Corporation (Western) and Central Garden Supply, Central Garden & Pet Company,
             Central Garden & Pet Supply Company, Matthews Redwood and Nursery Supply, Inc. and Cal Liquid
             Corp. dated as of June 12, 1992 (Incorporated by reference from Exhibit 10.45 to Registration
             Statement No. 33-48070).

     10.19   Stock Purchase Agreement, dated December 30, 1992, by and between Jean Claude Gallienne and Pierre
             Gallienne (Incorporated by reference from Exhibit 10.50 to Registration Statement No. 33-60332).


EXHIBIT
NUMBER                                              EXHIBIT
------                                              -------

     10.20   Stock Pledge Agreement between William E. Brown and Vincent P. Dole, dated as of December 30, 1992
             (Incorporated by reference from Exhibit 10.51 to Registration Statement No. 33-60332).

     10.21   Stipulation of Settlement and Mutual Release of Claims, dated December 30, 1992, between Central
             Garden Supply, Central Garden & Pet Company and William E. Brown and Jean-Claude Gallienne and
             Pierre Gallienne (Incorporated by reference from Exhibit 10.52 to Registration Statement No.
             33-60332).

     10.22   Promissory Note, dated December 30, 1992 (Incorporated by reference from Exhibit 10.53 to
             Registration Statement No. 33-60332).

     10.23   Guaranty Agreement, dated December 30, 1992, by Central Garden & Pet Company for the benefit of the holders of the Bourcycham Debt (Incorporated by reference from Exhibit 10.54 to Registration
             Statement No. 33-60332).

     10.24   Agreement and plan of reorganization among Central Garden & Pet Company and the shareholders of
             CGS Distributing, Inc. (Incorporated by reference from Exhibit 10.55 to Registration Statement No.
             33-60332).

     10.25   Registration Rights Agreement among Central Garden & Pet Company and the shareholders of CGS
             Distributing, Inc. (Incorporated by reference from Exhibit 10.56 to Registration Statement No.
             33-60332).

     10.26   Form of Restricted Stock Grant Agreement (Incorporated by reference from Exhibit 10.35(a) to
             Registration Statement No. 33-60332).*

     10.27   1993 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.62 to the Company's
             Annual Report on Form 10-K for the fiscal year ended December 26, 1993).*

     10.28   Master Agreement by and between The Solaris Group, a Strategic Business Unit of Monsanto Company,
             and the Company dated July 21, 1995 (Incorporated by reference to Exhibit 10.66 to the Company's
             Quarterly Report on Form 10-Q for the quarter ended June 25, 1995).

     10.29   Exclusive Agency and Distributor Agreement by and between The Solaris Group and the Company dated
             July 21, 1995 (Incorporated by reference to Exhibit 10.68 to the Company's Quarterly Report on
             Form 10-Q for the quarter ended June 25, 1995).

     10.30   Compensation Agreement by and between The Solaris Group and Central Garden & Pet Company dated
             July 21, 1995 (Incorporated by reference to Exhibit 10.69 to the Company's Quarterly Report on
             Form 10-Q for the quarter ended June 25, 1995).

     10.31   Stock Purchase Agreement dated as of June 18, 1996 among the Company and the shareholders of
             Kenlin Pet Supply, Inc.  (Incorporated by reference to Exhibit 1.2 to the Company's Report on Form
             8-K dated July 12, 1996).

     10.32   Stock Purchase Agreement dated as of December 17, 1996 among the Company and the stockholder of
             Four Paws Products, Ltd.  (Incorporated by reference to Exhibit 1.2 to the Company's Report on
             Form 8-K dated January 20, 1997).

     10.33   Amended and Restated Asset Purchase Agreement among Novartis Inc. and the Company dated as of
             February 3, 1997, as amended by Amendment No. 1 thereto, dated as of April 22, 1997, and Amendment
             No. 2 thereto, dated as of May 23, 1997 (Incorporated by reference to Exhibit 1.2 to the Company's
             Report on Form 8-K dated May 26, 1997).

     10.34   Nonemployee Director Stock Option Plan (Incorporated by reference to Exhibit 4.1 of Registration
             Statement No. 333-09865).

     10.35   Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 of Registration Statement
             No. 333-26387).


EXHIBIT
NUMBER    EXHIBIT
------    -------
  11      Statement re Computation of Earnings Per Common Share
  12      Statement re Computation of Ratios of Earnings to Fixed Charges
  21      List of Subsidiaries
  23      Independent Auditors' Consent
  27      Financial Data Schedule

____________________
* Indicates, as required by Item 14(a)(3), a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.