Form 10-Q
period 1997-12-27
CENTRAL GARDEN & PET COMPANY
filed 1998-02-10
CIK 887733

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1034

For the quarterly period ended              December 27, 1997
                              --------------------------------------------------

                                       or

[_] TRANSITION REPORT PURSUANT OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              --------------------------  ----------------------

Commission File Number:                            0 - 20242
                       ---------------------------------------------------------

                                    CENTRAL GARDEN & PET COMPANY
--------------------------------------------------------------------------------

         Delaware                                    68-0275553
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

         3697 Mt. Diablo Blvd., Suite 310, Lafayette, California  94549
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
                                                                   [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of December 27, 1997         26,193,637

Class B Stock Outstanding as of December 27, 1997         1,663,167

CENTRAL GARDEN & PET COMPANY                               FORM 10-Q



Part 1-  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                          CENTRAL GARDEN & PET COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                         SEPTEMBER 27,                       DECEMBER 27,
                                                                              1997                                  1997
                                                                   ------------------------               -----------------------
                                                                                                                 (UNAUDITED)
                                                                                           (IN THOUSANDS)
                                           ASSETS
CURRENT ASSETS:
    Cash & cash equivalents                                        $              100,125                 $              77,856
    Accounts receivable (less allowance for doubtful
             accounts of $5,204 and $4,880)                                        85,028                               104,865
    Inventories                                                                   218,796                               308,014
    Prepaid expenses and other assets                                              10,470                                11,977
                                                                  ------------------------               -----------------------

                  Total current assets                                            414,419                               502,712

LAND, BUILDINGS, IMPROVEMENTS AND EQUIPMENT - NET                                  22,688                                45,530

GOODWILL                                                                          113,018                               242,278

OTHER ASSETS                                                                        8,918                                26,079
                                                                  ------------------------               -----------------------
TOTAL                                                              $              559,043                 $             816,599
                                                                  ========================               =======================


                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                                                  $                   72                 $              21,543
    Accounts payable                                                              136,220                               162,931
    Accrued expenses                                                               24,201                                31,751
    Current portion of long-term debt                                                   0                                   503
                                                                  ------------------------               -----------------------
                  Total current liabilities                                       160,493                               216,728

LONG-TERM DEBT                                                                    115,200                               127,843

DEFERRED INCOME TAXES AND OTHER LONG-TERM
    OBLIGATIONS                                                                     1,543                                15,380

COMMITMENTS AND CONTINGENCIES                                                        ----                                  ----

SHAREHOLDERS'  EQUITY:
    Preferred stock, $.01 par value: 100 shares outstanding
         September 27, 1997 and December 27, 1997                                    ----                                  ----
    Class B stock, $.01 par value: 1,663,167 shares outstanding
         September 27, 1997, and December 27, 1997                                     16                                    16
    Common stock, $.01 par value: 19,143,325 shares outstanding
         September 27, 1997 26,219,637 shares issued and 26,193,637
         shares outstanding December 27, 1997                                         191                                   264
    Additional paid-in capital                                                    245,783                               421,053
    Retained earnings                                                              36,291                                35,772
    Treasury Stock                                                                   (364)                                 (364)
    Restricted stock deferred compensation                                           (110)                                  (93)
                                                                  ------------------------               -----------------------
                  Total shareholders' equity                                      281,807                               456,648
                                                                  ------------------------               -----------------------
TOTAL                                                             $              559,043                 $             816,599
                                                                  ========================               =======================

                See notes to consolidated financial statements

                         CENTRAL GARDEN & PET COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)
                                (IN THOUSANDS)

                                                                                            THREE MONTHS ENDED
                                                                                   DECEMBER 28,                DECEMBER 27,
                                                                                       1996                       1997
                                                                                 ------------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                                                   $          (1,807)        $           (519)
      Adjustments to reconcile net loss to net cash
               used by operating activities:
           Depreciation and amortization                                                       699                    1,701
           Change in assets and liabilities:
               Receivables                                                                 (16,442)                  (5,465)
               Inventories                                                                 (49,861)                 (71,190)
               Prepaid expenses and other assets                                              (247)                  (2,047)
               Accounts payable                                                             69,089                   20,137
               Accrued expenses                                                             (3,431)                    (590)
                                                                                 ------------------        -----------------

           Net cash used in operating activities                                            (2,000)                 (57,973)


CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to land, buildings, improvements and equipment                                (751)                  (1,767)
      Payments to acquire companies and other assets, net of cash acquired                       0                 (137,911)
                                                                                 ------------------        -----------------

           Net cash used in investing activities                                              (751)                (139,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from (repayments of) notes payable - net                                    (27,904)                      39
      Repayments of long-term debt                                                          (8,635)                       0
      Proceeds from issuance of long-term debt - net                                       111,836                        0
      Proceeds from issuance of stock - net                                                      8                  175,343
                                                                                 ------------------        -----------------
           Net cash provided by financing activities                                        75,305                  175,382

NET INCREASE (DECREASE) IN CASH                                                             72,554                  (22,269)

CASH AT BEGINNING OF PERIOD                                                                  1,272                  100,125
                                                                                 ------------------        -----------------
CASH AT END OF PERIOD                                                            $          73,826         $         77,856
                                                                                 ==================        =================

SUPPLEMENTAL INFORMATION:
      Cash paid for interest                                                     $           1,722         $            210
      Cash paid for income taxes                                                               193                      147
      Assets (excluding cash) acquired through
           purchase of subsidiaries                                                              0                   63,562
      Liabilities assumed through purchase
           of subsidiaries                                                                       0                   49,112

                See notes to consolidated financial statements

                          CENTRAL GARDEN & PET COMPANY

                     Consolidated Statements of Operations

                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                THREE MONTHS ENDED
                                        DECEMBER 28,          DECEMBER 27,
                                           1996                   1997
                                        ------------          ------------
Net Sales                                $  100,144           $  138,827
Cost of Goods Sold and Occupancy             82,690              105,505
                                         ----------           ----------

    Gross Profit                             17,454               33,322

Selling, General and
    Administrative Expenses                  19,633               33,289
                                         ----------           ----------

    Income (Loss) from operations            (2,179)                  33

Interest Expense - Net                         (937)                (927)
                                         ----------           ----------


Loss Before Income Taxes                     (3,116)                (894)

Income Taxes                                 (1,309)                (375)

                                         ----------           ----------

    Net Loss                             $   (1,807)          $     (519)
                                         ==========           ==========


Net Loss per Common
    Share Outstanding
    Basic                                $    (0.12)          $    (0.02)
                                         ==========           ==========

    Diluted                              $    (0.12)          $    (0.02)
                                         ==========           ==========

                See notes to consolidated financial statements

                          CENTRAL GARDEN & PET COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Three Months Ended December 27, 1997
                                  (Unaudited)


1.   Basis of Presentation
     ---------------------

     The consolidated balance sheet as of December 27, 1997, and the consolidated statements of operations and cash flows for the three months ended December 27, 1997 and December 28, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

     Due to the seasonal nature of the Company's business, the results of operations for the three months ended December 27, 1997 are not indicative of the operating results that may be expected for the year ending September 26, 1998.

2.   Recent Acquisitions
     -------------------

     On December 17, 1997, the Company announced that it had acquired Kaytee Products Incorporated ("Kaytee"), one of the nation's largest manufacturers of bird and small animal food. Kaytee has approximately 425 employees and sales of $103 million for the fiscal year ended June 30, 1997. Under the terms of the agreement, the Company paid approximately $50 million. An additional payment, not to exceed $3 million, may be made based on future earnings of Kaytee.

     On December 19, 1997, the Company announced that it had acquired TFH Publications, Inc. ("TFH"), a manufacturer of premium dog chews and the largest producer of pet books in the U.S. TFH has approximately 275 employees and sales of $32 million in the fiscal year ended December 31, 1996. Under the terms of the agreement, the Company paid approximately $70 million for the stock of TFH, and will pay $13 million for the stock of a related company over the next four years, subject to certain adjustments. Additional amounts may be paid based on future earnings over a five year period.

     The purchase price of Kaytee and TFH exceeded the fair market value of net assets acquired by approximately $124,000,000, which was recorded as goodwill and is being amortized on a straight line basis over 40 years. The fair value of net assets acquired are based on preliminary estimates which are subject to change.

3.   Common Stock Offering
     ---------------------

     On December 22, 1997, the Company issued 7,000,000 shares of its Common stock at $26.25 per share before deduction for underwriting commission and expenses related to the offering.

     The net proceeds were used to finance the recent acquisitions of TFH and Kaytee and for general corporate purposes.

4.  Earnings Per Share
    ------------------

                           For the Three-Month Period Ended December 27, 1997
                                                              Per-Share
                                  Loss          Shares         Amount
BASIC AND DILUTED EPS
Net loss attributed to
  common stockholders          $(519,000)      21,318,000      $(0.02)

                           For the Three-Month Period Ended December 28, 1996

BASIC AND DILUTED EPS
Net loss attributed to
  common stockholders          $(1,807,000)    14,474,000      $(0.12)

Options to purchase 1,388,308 and 843,304 shares of common stock at prices ranging from $1.30 to $29.88 per share were outstanding during the three-month periods ended December 27, 1997 and December 26, 1996, respectively, but were not included in the computation of diluted EPS because the assumed exercise would have been anti-dilutive in each period. Shares of common stock from the assumed conversion of the Company's convertible securities totaling 4,207,143 were also not included in the computation of diluted EPS for the three-month periods ended December 27, 1997 and December 26, 1996 because the assumed conversion would have been anti-dilutive.

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

On January 8, 1998, Monsanto Company issued a press release stating it was considering alternatives for several of its businesses, including the Solaris Group. The alternatives included partnerships, restructurings, divestitures or joint ventures. While the Company's Master Agent and Distributor Agreement provides it with substantial protection, any significant change in the Company's relationship with Solaris as the result of any actions contemplated by the Monsanto announcement could have a significant impact on the Company's future performance.


                      THREE MONTHS ENDED DECEMBER 27, 1997
               COMPARED WITH THREE MONTHS ENDED DECEMBER 28, 1996

Net sales for the three months ended December 27, 1997 increased by 38.6% or $38.7 million from $100.1 million for the comparable fiscal 1997 period. The $38.7 million increase reflects approximately $42.7 million of increases attributable to companies acquired subsequent to December 1996, and approximately $2.1 million relates principally to sales of lawn and garden products offset by a decrease of $6.1 million related to sales of pet supplies. While sales of pet supplies in the Northwest and Southwest markets increased during the current quarter by approximately 15.0% compared with the comparable fiscal 1997 quarter, the loss of certain large customers, principally in the Northeast and California, acquired during 1997 by a major pet retail chain, caused the total sales of pet supplies to decline.

Gross profit increased by 90.9% or $15.9 million from $17.4 million during the three months ended December 28, 1996 to $33.3 million for the three months ended December 27, 1997. The increase in gross profit relates to the increase in sales of lawn and garden products offset by a decrease in the sales of pet supplies coupled with the gross profit generated by the newly acquired operations, which primarily accounted for the increase. Gross profit as a percentage of net sales increased from 17.4% in the quarter ended December 28, 1996 to 24.0% for the similar period in fiscal 1998. While both pet supplies and lawn and garden products experienced higher gross profit margins in the current quarter, the overall increase in the gross margin percentage was largely attributable to the newly acquired branded products businesses which generate a significantly higher gross margin percent than lawn and garden and pet supplies products.

For the three months ended December 27, 1997, selling, general and administrative expenses increased by $13.7 million from $19.6 million for the similar 1997 quarter. As a percentage of net sales, these expenses increased from 19.6% during the quarter ended December 28, 1996 to 24.0% for the comparable fiscal 1998 period. The entire increase in these expenses is directly related to the businesses acquired subsequent to December 1996.

The Company has a receivable due from one of its distributor agents for approximately $2.4 million. The Company believes that it is likely the distributor will file for protection under the federal bankruptcy laws. Although there can be no assurances, the Company believes that the exposure in such event would be substantially reduced by supplier credits and the application of previously established reserves.

Net interest expense for the first three months of fiscal 1998 of $.9 million remained virtually unchanged compared with the comparable fiscal 1997 quarter. Interest related to the Company's $115.0 million 6% subordinated notes issued November 15, 1996 increased during the three months ended December 27, 1997 compared to the comparable fiscal 1997 period as a result of being outstanding for the entire three months. This increase was offset in part by interest income resulting from the proceeds received from the Company's common stock offering completed on August 1, 1997 and to a lesser extent from the common stock offering completed on December 22, 1997. Interest expense related to the Company's revolving credit line was lower during the current quarter when compared with the comparable fiscal 1997 quarter due to a lower average outstanding loan balance. Average short term borrowings for the three months ended December 27, 1997 were $5.3 million compared with $12.3 million for the similar fiscal 1997 period. Average interest rates on short term borrowings were 9.4% and 10.6%, respectively.

The Company's effective income tax rate was 42.0% for both periods.

During fiscal 1997, the Company commenced an analysis of the impact of modifying its existing computer software for conforming to the requirements of Year 2000. While the analysis is not finalized, the Company believes that all software required to effectively operate our business will be replaced, modified or upgraded by the Year 2000, and that any associated costs will not have a material impact on the operations, cash flows or financial condition of future periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its growth through a combination of bank borrowings, supplier credit and internally generated funds. In addition, the Company received net proceeds (after offering expenses) of approximately $227.0 million from its four public offerings of common stock in July 1993, November 1995, July 1996 and August 1997, and in November 1996 the Company completed the sale of $115 million 6% subordinated convertible notes generating approximately $112 million net of underwriting commissions. Further, the Company recently completed its fifth public offering in December 1997 generating approximately $175 million net of underwriting commissions.

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

For the three months ended December 27 1997, the Company used cash in operating activities of $58.0 million principally relating to $56.0 million of early payments for purchases of inventory under various promotional programs offered by certain suppliers and the normal cycle of inventory and receivables build up. Net cash used from investing activities of $139.7 million resulted from acquisitions during the fiscal quarter and the acquisition of office and warehouse equipment. Cash generated from financing activities of $175.4 million consisted principally of net proceeds from the sale of 7,000,000 shares of the Company's stock in December 1997.

The Company has recently amended its line of credit with Congress Financial Corporation (Western) increasing the loan limit to $100 million. The available amount under the line of credit fluctuates based upon a specific asset borrowing base. The amended line of credit, bears interest at a rate equal to the prime rate per annum, is secured by substantially all of the Company's assets. At December 27, 1997, the Company had no outstanding borrowings and had $100.0 million of available borrowing capacity under this line. The Company's line of credit contains certain financial covenants such as minimum net worth and minimum working capital requirements. The line also requires the lender's prior written consent to any acquisition of a business. In connection with the acquisition of two companies in December 1997, their combined lines of credit were $22.1 million of which $7.0 million was available. Interest rates related to these lines averaged approximately 7.0% at December 27, 1997.

The Company believes that cash flow from operations, funds available under its line of credit, proceeds from its sale of convertible notes, common stock sales and arrangements with suppliers will be adequate to fund its presently anticipated working capital requirements for the foreseeable future. The Company anticipates that its capital expenditures will not exceed $5.0 million for the next 12 months.

As part of its growth strategy, the Company has engaged in acquisition discussions with a number of companies in the past and it anticipates it will continue to evaluate potential acquisition candidates. If one or more potential acquisition opportunities, including those that would be material, become available in the near future, the Company after first using the funds received from the sale of 7,000,000 shares of stock completed in December 1997, may require additional external capital. In addition, such acquisitions would subject the Company to the general risks associated with acquiring companies, particularly if the acquisitions are relatively large.

CENTRAL GARDEN & PET COMPANY                               FORM 10-Q


II.  OTHER INFORMATION

ITEM 6.  REPORTS ON FORM 8-K

         (a) The following report on Form 8-K was filed during the quarter ended December 27, 1997.

               (1) On December 8, 1997, the Company filed a report on Form 8-K dated December 8, 1997, disclosing that the Company issued a press release announcing that it had signed a letter of intent to acquire TFH Publications.

               (2)  On December 8, 1997, the Company filed a report on
                    Form 8-K dated December 8, 1997, disclosing that the Company issued a press release announcing that it had signed a letter of intent to acquire Kaytee Products Incorporated.

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



                                   Dated:  February 9, 1998



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