Form 10-Q
period 1998-03-28
CENTRAL GARDEN & PET COMPANY
filed 1998-05-12
CIK 887733

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1034


For the quarterly period ended            March 28, 1998
                                ----------------------------------------------

                                       or

[   ]  TRANSITION REPORT PURSUANT OF SECTION 13 OR 15 (D) OF THE  SECURITIES
       EXCHANGE ACT OF 1934



For the transition period from                          to
                               -------------------------  ---------------------

Commission File Number:                   0 - 20242
                       --------------------------------------------------------

                         CENTRAL GARDEN & PET COMPANY
--------------------------------------------------------------------------------


            Delaware                                68-0275553
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

        3697 Mt. Diablo Blvd., Suite 310, Lafayette, California  94549
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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of March 28, 1998       29,498,647

Class B Stock Outstanding as of March 28, 1998       1,662,967

CENTRAL GARDEN & PET COMPANY                            FORM 10-Q




Part 1-    FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                         Central Garden & Pet Company

                       Consolidated Statements of Income

                                  (UNAUDITED)

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             SIX MONTHS ENDED               THREE MONTHS ENDED

                                         MARCH 29,       MARCH 28,        MARCH 29,      MARCH 28,
                                             1997            1998             1997           1998

                                    ---------------   --------------   ------------   ------------
Net Sales                           $      336,485     $    494,983     $  236,341     $  356,156
Cost of Goods Sold and Occupancy           285,315          385,863        202,625        280,358
                                    ---------------   --------------   ------------   ------------
       Gross profit                         51,170          109,120         33,716         75,798

Selling, General and
       Administrative Expenses              42,844           86,085         23,211         52,796
                                    ---------------   --------------   ------------   ------------
       Income from operations                8,326           23,035         10,505         23,002

Interest Expense - Net                      (2,747)          (2,623)        (1,810)        (1,696)
                                    ---------------   --------------   ------------   ------------

Income before income taxes                   5,579           20,412          8,695         21,306

Income Taxes                                 2,348            8,572          3,657          8,947
                                    ---------------   --------------   ------------   ------------

       Net Income                    $       3,231     $     11,840     $    5,038     $   12,359
                                    ===============   ==============   ============   ============

Net Income per Common
       Share Outstanding

       Basic                         $        0.22     $       0.46     $     0.34      $     0.41
                                    ===============   ==============   =============   ============

       Diluted                       $        0.21     $       0.45     $     0.31      $     0.39
                                    ===============   ==============   =============   ============


                   See notes to consolidated financial statements

                         CENTRAL GARDEN & PET COMPANY

                           -------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                (IN THOUSANDS)

                                                                                              SIX MONTHS ENDED

                                                                              MARCH 29,                             MARCH 28,
                                                                                 1997                                  1998
                                                                      ------------------------                 ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                           $                3,231                $               11,840
  Adjustments to reconcile net income to net cash
          used by operating activities:
     Depreciation and amortization                                                      1,703                                 5,166
     Change in assets and liabilities:
          Receivables                                                                 (61,026)                              (77,459)
          Inventories                                                                 (89,534)                              (92,128)
          Prepaid expenses and other assets                                            (3,421)                               (5,478)
          Accounts payable                                                            142,803                               114,524
          Accrued expenses                                                                858                                (5,744)

                                                                      ------------------------               -----------------------


     Net cash used in operating activities                                             (5,386)                              (49,279)



CASH FLOWS FROM INVESTING ACTIVITES:
  Additions to land, buildings, improvements and equipment                             (2,280)                               (5,617)
  Payments to acquire companies, net of cash acquired                                 (53,232)                             (217,163)

                                                                      ------------------------               -----------------------


     Net cash used in investing activities                                            (55,512)                             (222,780)



CASH FLOWS FROM FINANCING ACTIVITES
  Repayments of notes payable - net                                                   (27,304)                               (5,624)
  Repayments of long-term debt                                                        (10,662)                               (3,705)
  Proceeds from issuance of long-term debt                                            111,836                                     0
  Proceeds from issuance of stock - net                                                   599                               204,364
                                                                      ------------------------               -----------------------


     Net cash provided by financing activities                                         74,469                               195,035


NET INCREASE (DECREASE) IN CASH                                                        13,571                               (77,024)


CASH AT BEGINNING OF PERIOD                                                             1,272                               100,125
                                                                      ------------------------               -----------------------


CASH AT END OF PERIOD                                                  $               14,843                $               23,101
                                                                      ========================               =======================



SUPPLEMENTAL INFORMATION:
  Cash paid for interest                                                 $              2,633                $                4,556
  Cash paid for income taxes                                                              229                                 7,113
  Assets (excluding cash) acquired through purchase of subsidiaries                    22,589                               220,217
  Liabilities assumed through purchase of subsidiaries                                  5,531                               165,840


                See notes to consolidated financial statements

                         CENTRAL GARDEN & PET COMPANY

                            ----------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                (IN THOUSANDS)

                                                                                            SEPTEMBER 27,          MARCH 28,
                                                                                                1997                 1998
                                                                                      ----------------------- -------------------

                ASSETS

CURRENT ASSETS:
    Cash & cash equivalents                                                            $             100,125   $          23,101
    Accounts receivable (less allowance for doubtful
            accounts of $4,705 and $4,545)                                                            85,028             224,031
    Inventories                                                                                      218,796             403,036
    Prepaid expenses and other assets                                                                 10,470              18,130

                                                                                      ----------------------  -------------------

                 Total current assets                                                                414,419             668,298

LAND, BUILDINGS, IMPROVEMENTS AND EQUIPMENT - NET                                                     22,688              78,773


GOODWILL                                                                                             113,018             344,073


OTHER ASSETS                                                                                           8,918              27,712

                                                                                      ----------------------  -------------------

TOTAL                                                                                  $             559,043   $       1,118,856

                                                                                      ======================  ===================


                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable                                                                     $                  72    $          66,590
    Accounts payable                                                                                136,220              300,035
    Accrued expenses                                                                                 24,201               40,732
    Current portion of long-term debt                                                                     0                  501
                                                                                     ----------------------- --------------------

                 Total current liabilities                                                          160,493              407,858

LONG-TERM DEBT                                                                                      115,200              132,680

DEFERRED INCOME TAXES AND OTHER LONG-TERM
    OBLIGATIONS                                                                                       1,543               14,906

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS'  EQUITY:

    Preferred stock, $.01 par value: 100 shares outstanding September 27, 1997 and
        March 28, 1998                                                                                 ----                 ----
    Class B stock, $.01 par value: 1,663,167 shares outstanding September 27, 1997,
        1,662,967 shares outstanding March 28, 1998                                                      16                   16
    Common stock, $.01 par value: 19,143,325 shares outstanding September 27, 1997,
        29,524,647 shares issued and 29,498,647 shares outstanding March 28, 1998                       191                  298
    Additional paid-in capital                                                                      245,783              515,406
    Retained earnings                                                                                36,291               48,131
    Treasury stock                                                                                     (364)                (364)
    Restricted stock deferred compensation                                                             (110)                 (75)
                                                                                     ----------------------- ---------------------
                 Total shareholders' equity                                                         281,807              563,412
                                                                                     ----------------------- ---------------------

TOTAL                                                                                 $             559,043   $        1,118,856
                                                                                     ======================= =====================

                See notes to consolidated financial statements

                          CENTRAL GARDEN & PET COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Three Months and Six Months Ended March 28, 1998
                                  (Unaudited)


1.  Basis of Presentation
    ---------------------

  The condensed consolidated balance sheet as of March 28, 1998, the consolidated statements of income for both the three months and six months ended March 28, 1998 and March 29, 1997, and consolidated statements of cash flows for the six months ended March 28, 1998 and March 29, 1997 have been prepared by the Company, without audit. The condensed consolidated balance sheet as of September 27, 1997 has been derived from the audited financial statements of the Company for the year ended September 27, 1997. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

  Due to the seasonal nature of the Company's business, the results of operations for the three months ended March 28, 1998 are not indicative of the operating results that may be expected for the year ending September 26, 1998.

  It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company's 1997 Annual Report which has previously been filed with the Securities and Exchange Commission.


2.  Common Stock Offering
    ---------------------

  On January 15, 1998, the Company completed an offering of 8,050,000 shares of its Common stock at $26.25 per share before deduction for underwriting commission and expenses related to the offering. The net proceeds were used to finance recent acquisitions and for general corporate purposes.


3.  Recent Acquisition
    ------------------

  In February 1998, the Company acquired Pennington Seed, Inc. ("Pennington"), a manufacturer of proprietary branded grass and wild bird seed, and a manufacturer and distributor of lawn and garden products. Based in Madison, Georgia, Pennington had annual sales of approximately $300 million for its year ended June 30, 1997, and has approximately 750 employees. Under the terms of the agreement, the Company paid approximately $83 million in cash and 2,178,866 shares of common stock. The purchase price exceeded the fair market value of net assets acquired by approximately $105 million, which was recorded as goodwill and is being amortized on a straight line basis over 40 years. The fair value of net assets acquired is based on preliminary estimates which are subject to change.

  The following table summarizes on a pro forma basis the combined results of operations of the Company as if the Kaytee Products, TFH Publications and Pennington acquisitions made during the first six months of 1998 had occurred at the beginning of the periods presented. The pro forma results of operations also reflects pro forma adjustments for cash paid and stock issued to facilitate the acquisitions and for the amortization of goodwill. Although this pro forma combined information includes the results of operations of the acquisitions, it does not necessarily reflect the results of operations that would have occurred had the acquisitions been managed by the Company prior to their acquisitions.



                                       Six Months Ended
                                  March 29,        March 28,
                                    1997             1998
                                    ----             ----
                                         (Unaudited)
                                   (In thousands, except
                                     per share amounts)

Net Sales                         $532,183        $595,357
Gross profit                       117,727         139,410
Income from operations              26,624          21,793
Income before income taxes          14,519          17,589
Net Income                           8,970          10,198

Net income per Common
    Share Outstanding:
    Basic                         $    .53        $    .38
    Diluted                       $    .51        $    .37

4.  Earnings Per Share
    ------------------

  The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in the first quarter of the current fiscal year. All per share amounts have been restated in accordance with the provisions of SFAS No. 128.

  The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income from continuing operations:



                                     Three Months Ended                           Six Months Ended
                                       March 28, 1998                              March 28, 1998
                                                         Per                                            Per
                                  Income     Shares      Share                Income       Shares      Share
Basic EPS
  Net Income                      $12,359    30,151      $  .41               $11,840      25,734       $.46

Effect of Dilutive Securities
  Options to purchase
     common stock                               464                                           420
  Convertible notes                 1,079     4,107                               ---         ---
  Series A Convertible
     Preferred stock                            100                                           100

Diluted EPS
  Net Income attributed to
  Common shareholders             $13,438    34,822      $  .39               $11,840      26,254       $.45



                                   Three Months Ended                                Six Months Ended
                                     March 29, 1997                                   March 29, 1997
                                                           Per                                           Per
                                   Income     Shares      Share                  Income      Shares     Share
Basic EPS
  Net Income                      $ 5,038     14,950     $  .34                 $ 3,231      14,712     $  .22

Effect of Dilutive Securities
  Options to purchase
     common stock                                465                                            472
  Convertible notes                 1,069      4,107                               ---          ---
  Series A Convertible
     Preferred stock                             100                                            100

Diluted EPS
  Net Income attributed to
  Common shareholders             $ 6,107     19,622     $  .31                 $ 3,231      15,284     $  .21


Shares of common stock from the assumed conversion of the Company's convertible notes were not included in the computation of diluted EPS for the six month periods ended March 28, 1998 and March 29, 1997 because the assumed conversion would have been anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

OVERVIEW

The Company entered into an agreement, effective October 1, 1995, with Solaris, its largest supplier, whereby the Company serves as master agent and master distributor for sales of Solaris products within the United States. The agreement also provides for the Company to perform a wide range of value added services including logistics, order processing and fulfillment, inventory management and merchandising, principally for Solaris' direct sales accounts.
As a result of the Solaris Agreement, a majority of the Company's sales of Solaris products are now derived from servicing Solaris direct accounts, whereas historically, a majority of such sales were made by the Company as a traditional distributor.

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

On January 8, 1998, Monsanto Company issued a press release stating it was considering alternatives for several of its businesses, including Solaris. The alternatives included partnerships, restructurings, divestitures or joint ventures. While the Company's Master Agent and Distributor Agreement provides it with substantial protection, any significant change in the Company's relationship with Solaris as the result of any actions contemplated by the Monsanto announcement could have a significant impact on the Company's future performance. The Master Agent and Distributor Agreement runs through September 30, 1999, and provides for automatic renewal for an additional two-year period unless either Solaris or the Company gives notice of non-renewal prior to June 30, 1998. Solaris and the Company are discussing possible modifications to the Agreement to build on their experience over the last several years. The Agreement may be allowed to renew automatically in its current form or be modified or either party may elect to allow the Agreement to expire on September 30, 1999.


                       THREE MONTHS ENDED MARCH 28, 1998
                COMPARED WITH THREE MONTHS ENDED MARCH 29, 1997

Net sales for the three months ended March 28, 1998 increased by 50.7% or $119.9 million from $236.3 million for the comparable 1997 period. The $119.9 million increase reflects approximately $119.7 million attributable to newly acquired companies and approximately $6.9 million related to sales of lawn and garden products offset by a decrease of approximately $6.7 million related to sales of pet supplies. Sales of lawn and garden products in the California and Southeastern markets were adversely impacted by unfavorable weather conditions. The decrease in sales of pet supplies is attributable principally to the loss of certain large customers in the Northeast and California markets which were acquired during 1997 by a major pet retail chain.

Gross profit increased by 124.8% or $42.1 million from $33.7 million during the three months ended March 29, 1997 to $75.8 million for the quarter ended March 28, 1998. The increase in gross profit relates principally to the increase in sales of lawn and garden products offset by a decrease in the sales of pet products coupled with the gross profit attributable to the newly acquired operations. Gross profit as a percentage of net sales increased from 14.3% in the quarter ended March 29, 1997 to 21.3% for the comparable period in fiscal 1998. While both pet supplies and lawn and garden products experienced higher gross profit margins in the current quarter, the overall increase in the gross margin percentage was largely attributable to the newly acquired proprietary branded products businesses which produce a significantly higher gross margin percent than is the case in garden and pet distribution.

Selling, general and administrative expenses increased during the quarter ended March 28, 1998 by $29.6 million from $23.2 million for the similar 1997 period. As a percentage of net sales, these expenses increased from 9.8% during the three months ended March 29, 1997 to 14.8% for the comparable 1998 period. Of the $29.6 million increase in selling, general and administrative expenses, approximately $2.6 million relates to (1) the increase in sales of lawn and garden products; (2) costs associated with the consolidation of pet facilities in California and the Northeast; and (3) increased seasonal promotional programs associated with the Company's existing branded products group. The balance of the increase is attributable to the newly acquired operations. Proprietary branded products businesses, such as the recently acquired TFH and Kaytee businesses, typically generate higher levels of selling, general and administrative expenses as a percent of sales than is the case in garden and pet distribution.

Net interest expense for the quarter ended March 28, 1998 decreased by $0.1 million from $1.8 million for the comparable 1997 period. Net interest expense is related to the Company's $115.0 million 6% subordinated notes offset in part by interest income generated from the proceeds received from the Company's common stock offerings completed in December, 1997 and January 1998 and income related to certain supplier advances, the balance of interest expense relates to the newly acquired businesses. Average short-term borrowings for the three months ended March 28, 1998 were $54.9 million compared with $2.5 million for the similar fiscal 1997 period. Average interest rates on short-term borrowings were 8.6% and 7.1%, respectively.

The Company's effective income tax rate was 42.0% for both periods.

The Company is currently in the process of modifying its existing software to conform to requirements of Year 2000. The Company believes that all software required to effectively operate its business will be replaced, modified or upgraded by the Year 2000, and that any associated costs will not have a material impact on the operations, cash flows or financial conditions of future periods. However, if such replacements, modifications or upgrades are unsuccessful or if the computer systems of the Company's major suppliers and customers are not successfully upgraded to minimize the Year 2000 problem, the Company's results of operations could suffer.


                        SIX MONTHS ENDED MARCH 28, 1998
                 COMPARED WITH SIX MONTHS ENDED MARCH 29, 1997

Net sales for the six months ended March 28, 1998 increased by 47.1% or $158.5 million from $336.5 million for the comparable 1997 period. Of the sales increase for the six months ended March 28, 1998 approximately $162.3 million was attributable to newly acquired companies and approximately

$9.0 million to sales of lawn and garden products offset by a decrease of $12.8 million in sales of pet products. Net sales of pet products have declined principally due to the loss of certain large retail customers, principally in the Northeast and California markets, which were acquired during 1997 by a major pet retain chain.

Gross profit increased by 113.2% or $57.9 million from $51.2 million during the six months ended March 29, 1997 to $109.1 million for the comparable 1998 period. The increase in the gross profit is largely attributable to the newly acquired businesses. Gross profit as a percentage of net sales increased from 15.2% in the six months ended March 29, 1997 to 22.0% for the similar 1998 period. While both lawn and garden and pet products experienced higher gross profit margins during the current six months, the overall increase in gross margin percentage was principally related to the newly acquired proprietary branded product businesses which generally produce a significantly higher gross margin percentage than garden and pet distribution.

For the six months ended March 28, 1998, selling, general and administrative expenses increased by $43.2 million from $42.8 million for the comparable 1997 period. As a percentage of net sales, these expenses increased from 12.7% during the six months ended March 29, 1997 to 17.4% for the comparable 1998 period. Substantially all of the increase in selling, general and administrative expenses is related to the newly acquired operations.

Net interest expense for the six months ended March 28, 1998 decreased by $0.1 million from $2.7 million for the six months ended March 29, 1997. Interest related to the Company's $115.0 million 6% subordinated notes issued November 15, 1996 increased during the six months ended March 28, 1998 compared to the comparable fiscal 1997 period as a result of being outstanding for the entire six month period. Interest expense associated with newly acquired operations, principally in the second quarter of fiscal 1998 was approximately $1.4 million. These increases were offset in part by interest income resulting from the proceeds received from the Company's common stock offerings completed in August and December 1997, and interest income related to certain advances to suppliers. Interest expense related to the Company's revolving credit line was lower during the six months ended March 28, 1998 when compared with the comparable fiscal 1997 period due to a lower average outstanding loan balance and a lower borrowing rate. Average short-term borrowings for the six months ended March 28, 1998 were $33.2 million compared with $7.5 million for the like fiscal 1997 period. Average interest rates on short-term borrowings were 8.8% and 7.5%, respectively.

The Company's effective income tax rate was 42% for both periods.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements, including the possibility of unanticipated costs and difficulties related to the integration of acquisitions, the Company's dependence on sales of Solaris products, the possible expiration or renegotiation of the Company's Master Agent and Distribution Agreement with Solaris, the Company's dependence on sales to Wal*Mart, Home Depot and other large retailers, the impact on the Company's results of operations of seasonality and weather, and other risks disclosed in the Company's SEC filings.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its growth through a combination of bank borrowings, supplier credit and internally generated funds. In addition, the Company received net proceeds (after offering expenses) of approximately $227.0 million from its four public offerings of common stock in July 1993, November 1995, July 1996 and August 1997, and in November 1996, the Company completed the sale of $115 million 6% subordinated convertible notes generating approximately $112 million net of underwriting commissions. Further, the Company recently completed its fifth public offering in January 1998, generating approximately $204 million net of underwriting commissions.

The Company's business is highly seasonal and its working capital requirements and capital resources track closely to this seasonal pattern. During the first fiscal quarter accounts receivable reach their lowest level while inventory, accounts payable, and short-term borrowings begin to increase. Since the Company's short-term credit line fluctuates based upon a specified asset borrowing base, this quarter is typically the period when the asset borrowing base is at its lowest and consequently the Company's ability to borrow is at its lowest. During the second quarter, receivables, accounts payable and short-term borrowings begin to increase, reflecting the build-up of inventory and related payables in anticipation of the peak-selling season. During the third quarter, principally due to the Solaris Agreement, inventory levels remain relatively constant while accounts receivable peak and short-term borrowings start to decline as cash collections are received during the peak-selling season. During the fourth quarter, inventory levels are at their lowest, and accounts receivable and payables are substantially reduced through conversion of receivables to cash.

For the six months ended March 28, 1998, the Company used cash in operating activities of $49.3 million principally relating to $56.0 million of early payments for purchases of inventory under various promotional programs offered by certain suppliers and the normal cycle of inventory and receivables build up. Net cash used from investing activities of $222.8 million resulted from acquisitions during the period and the acquisition of office and warehouse equipment. Cash generated from financing activities of $195.0 million consisted principally of net proceeds from the sale of 8,050,000 shares of the Company's stock in December 1997 and January 1998.

The Company has a $100.0 million line of credit with Congress Financial Corporation (Western). The available amount under the line of credit fluctuates based upon a specific asset-borrowing base. The line of credit, bears interest at a rate equal to the prime rate per annum, is secured by substantially all of the Company's assets. At March 28, 1998, the Company had no outstanding borrowings and had $100.0 million of available borrowing capacity under this line. The Company's line of credit contains certain financial covenants such as minimum net worth and minimum working capital requirements. The line also requires the lender's prior written consent to any acquisition of a business.
In connection with the acquisition of three companies in 1998, their combined lines of credit were $86.7 million of which $20.7 was available. Interest rates related to these lines averaged approximately 7.3% at March 28, 1998.

The Company believes that cash flow from operations, funds available under its lines of credit, proceeds from its sale of convertible notes, common stock sales and arrangements with suppliers will be adequate to fund its presently anticipated working capital requirements for the foreseeable future. The Company anticipates that its capital expenditures will not exceed $7.0 million for the next 12 months.

As part of its growth strategy, the Company has engaged in acquisition discussions with a number of companies in the past and it anticipates it will continue to evaluate potential acquisition candidates. If one or more potential acquisition opportunities, including those that would be material, become available in the near future, the Company after first using the funds received from the sale of 8,050,000 shares of stock completed in January 1998, may require additional external capital. In addition, such acquisitions would subject the Company to the general risks associated with acquiring companies, particularly if the acquisitions are relatively large.

     CENTRAL GARDEN & PET COMPANY                        FORM 10-Q


II.    OTHER INFORMATION

       4.    Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

             (a) The annual meeting of shareholders was held on February 23,
                 1998.

             (b) The following directors were elected at the meeting:

                 William E. Brown
                 Glenn W. Novotny
                 Lee D. Hines, Jr.
                 Daniel P. Hogan, Jr.

                 The foregoing constituted all members of the Board of Directors of the Company.

             (c) At the annual meeting, the shareholders voted to approve the amendment to the Company's Certificate of Incorporation to increase (i) the number of shares of Common Stock authorized for issuance by 40,000,000 and (ii) the number of shares of Preferred Stock authorized for issuance by 999,000 and to approve the amendment of the 1993 Omnibus Equity Incentive Plan to increase the number of shares authorized for issuance thereunder by 2,000,000.

                 Set forth below is a tabulation with respect to the matters voted on at the meeting:


                                                      AGAINST OR
                                       FOR             WITHHELD            ABSTENTIONS       BROKER NON-VOTES

Proposal to Amend the
Company's Certificate of
Incorporation
    Common Stock                   13,729,182          7,530,012             15,503              2,031,880
    Class B Stock                   1,651,907              - 0 -              - 0 -                  - 0 -
    Preferred                           - 0 -              - 0 -              - 0 -                  - 0 -

Proposal to Amend the
1993 Omnibus Equity
Incentive Plan

    Common Stock                   17,823,314          3,426,693             24,448              2,032,122
    Class B Stock                   1,651,907              - 0 -              - 0 -                  - 0 -
    Preferred                           - 0 -              - 0 -              - 0 -                  - 0 -

                                                         AGAINST OR
                                       FOR                WITHHELD          ABSTENTIONS       BROKER NON-VOTES

ELECTION OF DIRECTORS

William E. Brown
     Common                        23,274,194             32,383
     Class B                        1,651,907              - 0 -
     Preferred                          - 0 -              - 0 -


Glenn W. Novotny
     Common                        23,273,982             32,595
     Class B                        1,651,907              - 0 -
     Preferred                          - 0 -              - 0 -


Lee D. Hines, Jr.
     Common                        23,274,150             32,427
     Class B                        1,651,907              - 0 -
     Preferred                          - 0 -              - 0 -


Daniel P. Hogan, Jr.
     Common                        23,267,543             39,034
     Class B                        1,651,907              - 0 -
     Preferred                          - 0 -              - 0 -


        (d)    Inapplicable.

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                  (a) The following reports on Form 8-K were filed during the quarter ended March 28, 1998.

                      (1) On December 29, 1997, the Company filed a report on Form 8-K dated December 17, 1997, disclosing that the Company issued a press release announcing that it had acquired Kaytee Products Incorporated.

                      (2) On December 30, 1997, the Company filed a report on Form 8-K dated December 19, 1997, disclosing that the Company issued a press release announcing that it had acquired TFH Publications, Inc.

                      (3) On January 16, 1998, the Company filed a report on Form 8-K/A amending Item 7 of the form 8K, which was filed on December 30, 1997, to include the Stock Purchase Agreement for TFH Publications, Inc.

                      (4) On February 27, 1998, the Company filed a report on Form 8-K dated February 17, 1998, disclosing that the Company issued a press release announcing that it had signed a definitive agreement to acquire Pennington Seed, Inc.

                      (5) On March 11, 1998, the Company filed a report on Form 8-K dated February 27, 1998, disclosing that the Company issued a press release announcing that it had acquired Pennington Seed, Inc.

CENTRAL GARDEN & PET COMPANY                          FORM 10-Q



                                  SIGNATURES
                                  ----------




Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                       CENTRAL GARDEN & PET COMPANY
                                   -------------------------------------
                                                 Registrant



                                   Dated:  May 11, 1998



                                   --------------------------------------------
                                   William E. Brown, Chairman of the Board and
                                   Chief Executive Officer



                                   / s / Robert B. Jones
                                   --------------------------------------------
                                   Robert B. Jones, Vice President-Finance and
                                   Chief Financial Officer

                                EXHIBIT INDEX
                                -------------

Exhibit
Number    Exhibit
--------  -------

27        Financial Data Schedule