Form 10-Q
period 1998-06-27
CENTRAL GARDEN & PET COMPANY
filed 1998-08-11
CIK 887733

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 27, 1998
                                -------------

                                      or

[  ]   TRANSITION REPORT PURSUANT OF SECTION 13 OR 15 (D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ---------------------

Commission File Number:                         0 - 20242
                        ------------------------------------------------------

                         CENTRAL GARDEN & PET COMPANY
------------------------------------------------------------------------------

         Delaware                                       68-0275553
------------------------------------------------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

        3697 Mt. Diablo Blvd., Suite 310, Lafayette, California  94549
------------------------------------------------------------------------------
(Address of principle executive offices)

------------------------------------------------------------------------------

                               (510) 283-4573
------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of June 27, 1998        29,641,232

Class B Stock Outstanding as of June 27, 1998        1,662,967

CENTRAL GARDEN & PET COMPANY                                          FORM 10-Q

                               TABLE OF CONTENTS

                        PART  I.  FINANCIAL INFORMATION
                        -------------------------------

Item
----

1.  Financial Statements

    Condensed Consolidated Balance Sheets
        September 27, 1997 and June 27, 1998

    Consolidated Statements of Cash Flows
        Nine months ended June 28, 1997 and June 27, 1998

    Consolidated Statements of Income
        Three and Nine months ended
        June 28, 1997 and June 27, 1998

    Notes to Consolidated Financial Statements

2. Management's Discussion and Analysis of Financial Condition and Results of Operations

3.  Quantitative and Qualitative Disclosures About Market Risk


                          PART II.  OTHER INFORMATION
                          ---------------------------

1.  Legal Proceedings

2.  Changes in Securities and Use of Proceeds

3.  Defaults Upon Senior Securities

4.  Submission of Matter to a Vote of Securities Holders

5.  Other Information

6.  Exhibits and Reports on 8-K

    Exhibit Index

                          CENTRAL GARDEN & PET COMPANY
                                ---------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                       (In thousands, except share amounts)

                                                                                 September 27,               June 27,
                                                                                    1997                      1998
                                                                                 -------------             -----------
                             ASSETS
Current Assets:
    Cash & cash equivalents                                                       $ 100,125                 $  18,578
    Accounts receivable (less allowance for doubtful
             accounts of $5,204 and $6,692)                                          85,028                   206,954
    Inventories                                                                     218,796                   277,245
    Prepaid expenses and other assets                                                10,470                    17,918
                                                                                  ---------                 ---------

                  Total current assets                                              414,419                   520,695

Land, Buildings, Improvements and Equipment - Net                                    22,688                    81,185

Goodwill                                                                            113,018                   345,210

Other Assets                                                                          8,918                    30,773
                                                                                  ---------                 ---------

Total                                                                             $ 559,043                 $ 977,863
                                                                                  =========                 =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable                                                                 $      72                 $  31,837
    Accounts payable                                                                136,220                   158,260
    Accrued expenses                                                                 24,201                    57,921
    Current portion of long-term debt                                                     0                       667
                                                                                  ---------                 ---------

                  Total current liabilities                                         160,493                   248,685

Long-Term Debt                                                                      115,200                   129,600

Deferred Income Taxes and Other Long-Term
    Obligations                                                                       1,543                    15,986

Commitments and Contingencies

Shareholders'  Equity:
    Preferred stock, $.01 par value; 1,000 shares authorized, 100 shares issued and oustanding in 1997; 1,000,000 authorized,
         100 issued and none outstanding in 1998                                       --                        --
    Class B stock, $.01 par value: 3,000,000 shares authorized;
         1,663,167 shares outstanding in 1997 and 1,662,967
         outstanding in 1998                                                             16                        16
    Common stock, $.01 par value: 40,000,000 shares authorized,
         19,143,325 shares issued and 19,117,325 outstanding in 1997;
         80,000,000 shares authorized, 29,667,232 issued and
         29,641,232 outstanding in 1998                                                 191                       298
    Additional paid-in capital                                                      245,783                   516,629
    Retained earnings                                                                36,291                    67,070
    Treasury Stock                                                                     (364)                     (364)
    Restricted stock deferred compensation                                             (110)                      (57)
                                                                                  ---------                 ---------
                  Total shareholders' equity                                        281,807                   583,592
                                                                                  ---------                 ---------
Total                                                                             $ 559,043                 $ 977,863
                                                                                  =========                 =========

                 See notes to consolidated financial statements

                          CENTRAL GARDEN & PET COMPANY

                                ---------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                  (In thousands)

                                                                                       Nine Months Ended

                                                                                  June 28,           June 27,
                                                                                    1997               1998
                                                                                 ---------          ----------
Cash Flows From Operating Activities:
    Net Income                                                                   $  15,038          $   30,779
    Adjustments to reconcile net income to net cash
             used by operating activities:
         Depreciation and amortization                                               3,621              10,329
         Change in assets and liabilities:
             Receivables                                                           (56,807)            (62,182)
             Inventories                                                           (20,434)             35,463
             Prepaid expenses and other assets                                      (3,738)             (6,024)
             Accounts payable                                                       52,678             (26,751)
             Accrued expenses                                                        8,598              12,525
                                                                                 ---------          ----------

         Net cash used in operating activities                                      (1,044)             (5,861)


Cash Flows From Investing Activities:
    Additions to land, buildings, improvements and equipment                        (3,011)            (12,796)
    Payments to acquire companies, net of cash acquired                            (95,814)           (218,613)
                                                                                 ---------          ----------

         Net cash used in investing activities                                     (98,825)           (231,409)


Cash Flows From Financing Activities:
    Repayments of notes payable - net                                                   95             (40,377)
    Repayments of long-term debt                                                   (12,062)             (6,619)
    Proceeds from issuance of long-term debt                                       111,227                   0
    Proceeds from issuance of stock - net                                              674             202,719
                                                                                 ---------          ----------

         Net cash provided by financing activities                                  99,934             155,723


Net Increase (Decrease) in Cash                                                         65             (81,547)

Cash at Beginning of Period                                                          1,272             100,125
                                                                                 ---------          ----------

Cash at End of Period                                                            $   1,337          $   18,578
                                                                                 =========          ==========

Supplemental Information:
    Cash paid for interest                                                       $   4,226          $    8,369
    Cash paid for income taxes                                                       5,748              13,209
    Assets (excluding cash) acquired through purchase of companies                  69,780             220,217
    Liabilities assumed through purchase of companies                               35,765             165,840

                 See notes to consolidated financial statements

                          CENTRAL GARDEN & PET COMPANY
                             --------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                             Nine Months Ended                               Three Months Ended

                                       June 28,              June 27,                 June 28,                June 27,
                                         1997                  1998                     1997                    1998
                                     ---------              ---------                ----------              ---------
Net Sales                            $ 656,887              $ 997,166                $  320,402              $ 502,183
Cost of Goods Sold and Occupancy       551,203                783,678                   265,888                397,815
                                     ---------              ---------                ----------              ---------

       Gross profit                    105,684                213,488                    54,514                104,368

Selling, General and
       Administrative Expenses          74,739                155,161                    31,895                 69,076
                                     ---------              ---------                ----------              ---------

       Income from operations           30,945                 58,327                    22,619                 35,292

Interest Expense - Net                  (5,012)                (5,256)                   (2,265)                (2,633)
                                     ---------              ---------                ----------              ---------

Income before income taxes              25,933                 53,071                    20,354                 32,659

Income Taxes                            10,895                 22,292                     8,547                 13,720

                                     ---------              ---------                ----------              ---------

       Net Income                    $  15,038              $  30,779                $   11,807              $  18,939
                                     =========              =========                ==========              =========

Net Income per Common
       Share
       Basic                         $    1.01              $    1.12                $     0.78              $    0.61
                                     =========              =========                ==========              =========

       Diluted                       $    0.94              $    1.06                $     0.65              $    0.56
                                     =========              =========                ==========              =========

                 See notes to consolidated financial statements

                          CENTRAL GARDEN & PET COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Three Months and Nine Months Ended June 27, 1998
                                  (Unaudited)

1.  Basis of Presentation
    ---------------------

  The condensed consolidated balance sheet as of June 27, 1998, the consolidated statements of income for both the three months and nine months ended June 27, 1998 and June 28, 1997 and consolidated statements of cash flows for the nine months ended June 27, 1998 and June 28, 1997 have been prepared by the Company, without audit. The condensed consolidated balance sheet as of September 27, 1997 has been derived from the audited financial statements of the Company for the year ended September 27, 1997. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

    Due to the seasonal nature of the Company's business, the results of operations for the three months and nine months ended June 27, 1998 are not indicative of the operating results that may be expected for the year ending September 26, 1998.

    It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company's 1997 Annual Report on Form 10-K which has previously been filed with the Securities and Exchange Commission.

2.  Current Year Acquisitions
    -------------------------

  The following table summarizes on a pro forma basis the combined results of operations of the Company as if the Kaytee Products, TFH Publications and Pennington Seed, Inc. acquisitions made during the first six months of 1998 had occurred on September 29, 1996. The pro forma results of operations also reflect pro forma adjustments for cash paid and stock issued to facilitate the acquisitions and for the amortization of goodwill. Although this pro forma combined information includes the results of operations of the acquisitions, it does not necessarily reflect the results of operations that would have occurred had the companies been managed by the Company prior to their acquisitions.

                                            Nine Months Ended
                                            June 28,  June 27,
                                              1997      1998
                                           --------- ----------
                                           (In thousands, except
                                             per share amounts)

Net Sales                                  $959,125  $1,097,540
Gross profit                                201,815     243,778
Income from operations                       54,871      57,447
Income before income taxes                   34,272      50,248
Net Income                                   20,098      29,137

Net income per Common
    Share Outstanding:
    Basic                                  $   1.18  $     1.03
    Diluted                                $   1.08  $      .98

3.  Earnings Per Share
    ------------------

  The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in the first quarter of the current fiscal year. All per share amounts have been restated in accordance with the provisions of SFAS No. 128.

  The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income:

                                           Three Months Ended                      Nine Months Ended
                                             June 27, 1998                           June 27, 1998
                                   Net                         Per            Net                      Per
                                  Income         Shares        Share         Income        Shares      Share
Basic EPS
  Net Income                      $18,939         31,207       $  .61        $30,779        27,559     $ 1.12

Effect of Dilutive Securities
  Options to purchase
     common stock                                    505                                       448
  Convertible notes                 1,079          4,107                       3,236         4,107
  Series A Convertible
     Preferred stock                                  97                                        99

Diluted EPS
  Net Income attributed to
  Common shareholders             $20,018         35,916       $  .56        $34,015        32,213     $ 1.06
                                           Three Months Ended                      Nine Months Ended
                                             June 28, 1997                           June 28, 1997
                                   Net                         Per            Net                      Per
                                  Income         Shares        Share         Income        Shares      Share
Basic EPS
  Net Income                      $11,807         15,196       $  .78        $15,038        14,874     $ 1.01

Effect of Dilutive Securities
  Options to purchase
     common stock                                    532                                       492
  Convertible notes                 1,069          4,107                       2,662         3,385
  Series A Convertible
     Preferred stock                                 100                                       100

Diluted EPS
  Net Income attributed to
  Common shareholders             $12,876         19,935       $  .65        $17,700        18,851     $  .94

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Solaris Agreement, which runs through September 30, 1999, provides for the Company to be reimbursed for costs incurred in connection with the services provided to Solaris' direct sales accounts and to receive payments based on the sales growth of Solaris products. The Company will also share with Solaris in the economic benefits of certain cost reductions, to the extent realized. As a result, management believes that the Company's profitability has become more directly attributable to the success of Solaris than it was in the past.

On June 25, 1998, Monsanto Company announced that Scotts Company had signed a letter of intent to acquire Monsanto's Solaris business. The parties have stated that they are working towards closing the transaction within the next few months. After the transaction is completed, the Company will commence discussions with Scotts on how the Company and Scotts will work together subsequent to September 30, 1999. The Company anticipates these discussions will take several months. The outcome of these discussions could have a material impact on the Company's future results of operations.

The Company has developed a plan to deal with the year 2000 (Y2K) issue which covers both systems and vendor/customer issues. The systems portion of the plan includes a detailed survey of the Company's current systems and associated upgrades, as well as options relating to the replacement or reprogramming of current systems to bring all of the Company's systems into compliance. The plan developed to address vendor and customer issues includes systems integration, testing and communication strategies. The Company expects that the majority of the system changes will be complete by early 1999, and that the remaining issues will be resolved by the summer of 1999. The Company intends to utilize both internal and external resources to reprogram, replace and test the systems for Y2K modifications.

The Company does not expect expenditures relating to the Y2K issue to be material and does not expect costs associated with Y2K to have a significant impact on the Company's results of operations or financial position. However, there can be no assurance that the Company will not experience unexpected difficulties in connection with Y2K or that the systems of other companies on which the Company's systems rely will be timely converted.

                        THREE MONTHS ENDED JUNE 27, 1998
                 COMPARED WITH THREE MONTHS ENDED JUNE 28, 1997

Net sales for the three months ended June 27, 1998 increased by 56.7% or $181.8 million from $320.4 million for the comparable 1997 period. The increase reflects approximately $141.5 million attributable to newly acquired companies with the balance related to increased sales of lawn and garden products from existing operations. The sales increase in lawn and garden products was driven in part by a late spring which shifted sales into the third quarter.

Gross profit increased by 91.4% or $49.9 million from $54.5 million during the quarter ended June 28, 1997 to $104.4 million for the quarter ended June 27,

1998. The increase in gross profit relates principally to the increase in sales of lawn and garden products offset in part by a decrease in the sales of pet products coupled with the increased sales of newly acquired businesses. Gross profit as a percentage of net sales increased from 17.0% for the three months ended June 28, 1997 to 20.8% for the three months ended June 27, 1998. The increase in the gross margin percentage was attributable to a significantly greater proportion of branded product sales to total sales during the current quarter compared with the 1997 quarter. Proprietary branded products generally produce a significantly higher gross profit margin percentage than does garden and pet distribution.

Selling, general and administrative expenses increased during the quarter ended June 27, 1998 by $37.2 million from $31.9 million for the similar 1997 period. As a percentage of net sales, these expenses increased from 10.0% during the quarter ended June 28, 1997 to 13.8% for the comparable 1998 period. Of the $37.2 million increase in these expenses, approximately $6.6 million relates to
(1) the increase in sales of lawn and garden products; (2) costs associated with the consolidation of certain pet facilities; and (3) increased amortization of goodwill related to the newly acquired businesses. The balance of the increase is attributable to the newly acquired operations. The increase in selling, general and administrative expenses as a percentage of net sales is due principally to the recent acquisitions of branded product companies which typically generate higher levels of operating expenses as a percentage of their sales than is the case with garden and pet distribution.

Net interest expense for the quarter ended June 27, 1998 increased by $0.3 million from $2.3 million for the comparable 1997 period. The increase is related to the newly acquired companies offset in part by an increase in interest income generated from proceeds received from the Company's common stock offerings completed in December 1997 and January 1998 and certain supplier advances. Average short-term borrowings for the three months ended June 27, 1998 were $69.6 million compared with $9.2 million for the same 1997 period. Average interest rates on short-term borrowings were 7.8% and 7.3%, respectively.

                        NINE MONTHS ENDED JUNE 27, 1998
                  COMPARED WITH NINE MONTHS ENDED JUNE 28, 1997

Net sales for the nine months ended June 27, 1998 increased by 51.8% or $340.3 million from $656.9 million for the comparable 1997 period. Of the sales increase, approximately $303.8 million was attributable to newly acquired companies and approximately $52.0 million to increased sales of lawn and garden products offset in part by a decrease of $15.5 million principally related to sales of pet supplies. Net sales of pet supplies have declined principally due to the loss of certain large retail customers in the Northeast and California markets due to their being acquired by a major pet chain and to a lesser extent the use of proprietary distribution centers by some retailers.

Gross profit increased by 102.0% or $107.8 million from $105.7 million during the nine months ended June 28, 1997 to $213.5 million for the comparable 1998 period. The increase in gross profit is largely due to the newly acquired businesses. Gross profit as a percentage of net sales increased from 16.1% in the nine months ended June 28, 1997 to 21.4% for the similar 1998 period. While both garden and pet products experienced modest increases in their margin percentages during the current nine month period, the overall increase in gross margin as a percentage of sales was principally related to the newly acquired branded product businesses.

For the nine months ended June 27, 1998, selling, general and administrative expenses increased by $80.5 million from $74.7 million for the comparable 1997 period. As a percentage of net sales, these expenses increased from 11.4% during the nine months ended June 28, 1997 to 15.6% for the nine months ended June 27, 1998. Of the $80.5 million increase, approximately $70.5 million is related to the newly acquired businesses with the balance attributable to increased amortization of goodwill and the increase in sales related to existing operations. The increase in selling, general and administrative expenses as a percentage of net sales is principally related to the newly acquired branded product companies.

Net interest expense for the nine months ended June 27, 1998 increased by $0.3 million from $5.0 million for the comparable 1997 period. The increase reflects interest related to newly acquired companies coupled with interest on the Company's $115.0 million 6% subordinated notes outstanding for the entire nine months of 1998 offset in part by interest income resulting from the proceeds received from the Company's common stock offerings completed in August and December 1997, and interest income related to advances to suppliers. Average short-term borrowings for the nine months ended June 27, 1998 were $49.8 million compared with $5.7 million for the similar 1997 period. Average interest rates on short-term borrowings were 7.5% and 7.8%, respectively.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements, including the possibility of unanticipated costs and difficulties related to the integration of acquisitions, the Company's dependence on sales of Solaris products, changes resulting from the possible sale of the Solaris business by Monsanto, the Company's dependence on sales to Wal*Mart, Home Depot and other large retailers, the impact in the

Company's results of operations of seasonality and weather, and other risks disclosed in the Company's SEC filings.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its growth through a combination of bank borrowings, supplier credit, internally generated funds and sales of securities to the public. The Company received net proceeds (after offering expenses) of approximately $431.0 million from its five public offerings of common stock in July 1993, November 1995, July 1996, August 1997 and January 1998, and in November 1996 the Company completed the sale of $115 million 6% subordinated convertible notes generating approximately $112 million net of underwriting commissions.

The Company's business is highly seasonal and its working capital requirements and capital resources track closely to this seasonal pattern. During the first fiscal quarter accounts receivable reach their lowest level while inventory, accounts payable and short-term borrowings begin to increase. Since the Company's short-term credit line fluctuates based upon a specified asset borrowing base, this quarter is typically the period when the asset borrowing base is at its lowest and consequently the Company's ability to borrow is at its lowest. During the second quarter, receivables, accounts payable and short-term borrowings begin to increase, reflecting the build-up of inventory and related payables in anticipation of the peak selling season. During the third quarter, principally due to the Solaris Agreement, inventory levels remain relatively constant while accounts receivable peak and short-term borrowings start to decline as cash collections are received during the peak selling season. During the fourth quarter, inventory levels are at their lowest, and accounts receivable and payables are substantially reduced through conversion of receivables to cash.

For the nine months ended June 27, 1998, the Company used cash in operating activities of $5.9 million reflecting the normal cycle of receivables build up, $56 million of early payments for purchases of inventory under various promotional programs offered by certain suppliers offset by increased lawn and garden sales in the third quarter which reduced inventory levels. Net cash used in investing activities of $231.4 million resulted from acquisitions and equity investments during the first and second fiscal quarters and the acquisition of office and warehouse equipment. Cash generated from financing activities of $155.7 million consisted principally of net proceeds from the sale of 8,050,000 shares of the Company's stock in December 1997 and January 1998, less repayment of $6.6 million of long-term debt and approximately $40.4 of short-term debt.

The Company has a $100.0 million line of credit with Congress Financial Corporation (Western). The available amount under the line of credit fluctuates based upon a specific asset-borrowing base. The line of credit, bears interest at a rate equal to the prime rate per annum, and is secured by substantially all of the Company's assets. At June 27, 1998, the Company had no outstanding borrowings and had $100.0 million of available borrowing capacity under this line. The Company's line of credit contains certain financial covenants such as minimum net worth and minimum working capital requirements. The line also requires the lender's prior written consent to any acquisition of a business. In connection with the acquisition of three companies in fiscal 1998, the Company assumed combined lines of credit aggregating $86.7 million, of which $55.7 million was available at June 27, 1998. Interest rates related to these lines averaged approximately 7.8% at June 27, 1998.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

CENTRAL GARDEN & PET COMPANY                                          FORM 10-Q

     PART II.  OTHER INFORMATION

          ITEM 1.    Legal Proceedings
                     Not Applicable

          ITEM 2.    Changes in Securities and Use of Proceeds
                     Not Applicable

          ITEM 3.    Defaults Upon Senior Securities
                     Not Applicable

          ITEM 4. Submission of Matter to a Vote of Securities Holders Not Applicable

          ITEM 5.    Other Information

                     In accordance with Rule 14a-4(c)(1) promulgated by the Securities and Exchange Commission, management proxies intend to use their discretionary voting authority with respect to any shareholder proposal raised at the Company's annual meeting as to which the proponent fails to notify the Company on or before December 9, 1998.

          ITEM 6.    Exhibits and Reports on Form 8-K

                     (a) The following reports on Form 8-K were filed during the quarter ended June 27, 1998.

                         (1) On May 6, 1998, the Company filed a report on Form 8-K/A amending Item 7 of the Form 8-K which was filed on March 11, 1998, to provide the required financial statements related to the acquisition of Pennington Seed, Inc.

                     (b) Exhibits

                         Ex 10 Loan and Security Agreement by and among Congress Financial Corporation and Central Garden and Pet Company.

                         Ex 27   Financial Data Schedule.

CENTRAL GARDEN & PET COMPANY                                          FORM 10-Q


                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                           CENTRAL GARDEN & PET COMPANY
                                   --------------------------------------------
                                                    Registrant


Dated:  August 11, 1998

                                   /s/ William E. Brown
                                   --------------------------------------------
                                   William E. Brown, Chairman of the Board and
                                   Chief Executive Officer


                                   / s / Robert B. Jones
                                   --------------------------------------------
                                   Robert B. Jones, Vice President-Finance and
                                   Chief Financial Officer