Form 10-K
period 1998-09-26
CENTRAL GARDEN & PET COMPANY
filed 1998-12-24
CIK 887733

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               _________________

                                   FORM 10-K

         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                Commission File Number
   September 26, 1998                                            0-20242


                          CENTRAL GARDEN & PET COMPANY
             (Exact name of registrant as specified in its charter)


          Delaware                                          68-0275553
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                       Identification Number)


                          ___________________________


            3697 Mt. Diablo Boulevard, Lafayette, California  94549
             (Address of principal executive offices)   (Zip Code)
                       Telephone Number:  (925) 283-4573

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     Name of each exchange
       Title of each class                            on which registered
----------------------------------          ------------------------------------
              None                                            None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                  Common Stock
                                  ------------
                                (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]   No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  At December 21, 1998, the aggregate market value of the registrant's Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $364,562,000 and $131,000, respectively.

  At December 21, 1998, the number of shares outstanding of registrant's Common Stock was 29,772,490. In addition, on such date the registrant had outstanding 1,661,762 shares of its Class B Stock which is convertible into Common Stock on a share-for-share basis.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders - Part III of this Form 10-K.

                          Central Garden & Pet Company

                      Index to Annual Report on Form 10-K

                  For the fiscal year ended September 26, 1998

                                                                                                    Page
                                                                                                    ----
                                                 PART I
Item 1.      Business..............................................................................   3
Item 2.      Properties............................................................................  11
Item 3.      Legal Proceedings.....................................................................  11
Item 4.      Submission of Matters to a Vote of Security Holders...................................  11
                                                 PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters.............  12
Item 6.      Selected Financial Data...............................................................  13
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.  14
Item 7A.     Quantitative and Qualitative Disclosure About Market Risk.............................  19
Item 8.      Financial Statements and Supplementary Data...........................................  20
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  37
                                                PART III

Item 10.     Directors and Executive Officers of the Registrant....................................  37
Item 11.     Executive Compensation................................................................  37
Item 12.     Security Ownership of Certain Beneficial Owners and Management........................  37
Item 13.     Certain Relationships and Related Transactions........................................  37
                                                 PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  37

                                     PART I

Item 1.  Business

General

  The Company is the leading national distributor of lawn and garden and pet supply products. The Company also offers a broadening array of proprietary branded lawn and garden and pet supply products, including Four Paws(R), Zodiac(R), Pennington(R), Kaytee(R), Nylabone(R) and Grant's(R). The Company's business strategy is to capitalize on its national presence, comprehensive product selection, menu of value-added services and efficient operations. Utilizing these capabilities, the Company strives to develop and enhance servicing relationships with both large national and regional chain stores and independent retailers as well as manufacturers.

  The Company was incorporated in Delaware in June 1992 and is the successor to a California corporation which was incorporated in 1955. Unless the context otherwise requires, references herein to the Company include Central Garden & Pet Company and its subsidiaries, and their predecessor companies and subsidiaries. The Company's principal executive offices are located at 3697 Mt. Diablo Boulevard, Lafayette, California 94549 and its telephone number is (925) 283-4573.

Recent Developments


     Acquisitions

  In February 1998, the Company acquired Pennington Seed, Inc. ("Pennington"), a manufacturer of proprietary branded grass and wild bird seed and a manufacturer and distributor of lawn and garden products.

  In December 1997, the Company acquired Kaytee Products Incorporated ("Kaytee"), a manufacturer of bird seed for caged and wild birds and of food for small animals.

  In December 1997, the Company acquired TFH Publications, Inc. ("TFH"), the largest producer of pet books in the United States and the manufacturer of premium dog chews and edible bones under the brand name Nylabone(R).

     Financial

  In December 1997 and January 1998, the Company completed the sale of 8,050,000 shares of Common Stock. The net proceeds to the Company were approximately $201,171,000.

     Other

  Monsanto Company ("Monsanto") has announced that it intends to sell its Solaris lawn and garden business exclusive of its Roundup herbicide products for consumer use to The Scotts Company ("Scotts") and that it has entered into a separate, long-term, exclusive agreement pursuant to which Monsanto will continue to make Roundup herbicide products for consumer use and Scotts will market the products. Scotts has been for many years a substantial supplier to the Company and, in connection with its direct sales, a substantial purchaser of the Company's services. For additional information, see "Business--The Solaris Agreement" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

  In October 1998, Pennington announced that it, in partnership with New Zealand's AgResearch Institute and the University of Georgia Research Foundation Inc., will produce, package and distribute endophyte-enhanced forage tall fescue grass varieties beginning in the summer of 2000.

Products

  The Company offers its customers a comprehensive selection of brand name lawn, garden and pet supplies. This selection consists of approximately 45,000 products from approximately 1,000 manufacturers. The Company generally focuses on those lawn and garden brand name products that are suited to distribution due to their seasonality, variable sales movements, complexity to consumers and retailers, handling and transportation difficulties, and which therefore generally require value-added services. The Company focuses on these types of products because it believes that retailers cannot source these products directly from suppliers as effectively as they can through distributors and that manufacturers of these products are likely to view the services offered by the Company as highly desirable and cost-effective. The Company carries many of the best-known brands in pet foods and supplies and combines these products into single shipments, providing its pet supplies customers a wide variety of products on a cost-effective basis. The Company does not carry live plants, power tools or high priced items which are generally sourced directly from manufacturers. The Company believes that its broad and deep selection of products permits retailers to fulfill substantially all of their lawn, garden and pet supply requirements from a single source. In fiscal 1998, substantially all of the Company's products had suggested retail prices of $20 or less.

  In fiscal 1998, lawn and garden supplies accounted for approximately 60%, pet supplies accounted for approximately 16% and proprietary branded products accounted for approximately 24% of the Company's net sales.

Sales and Service

  The Company's strategy is to offer a broad range of services to help retailers and manufacturers maximize their sales and profitability. The Company has implemented this strategy by developing a knowledgeable and profit-incented sales force and by offering a broad menu of services.

     Sales

  At September 26, 1998, the Company employed approximately 1,150 sales and marketing personnel located throughout its distribution center network. Sales and marketing personnel typically service retail customers within a 250 mile radius of the distribution centers. They are trained with knowledge of local market conditions, the Company's products and merchandising skills. A significant number of sales personnel are certified nurserymen, horticultural graduates and/or master gardeners. The Company has divided its sales force into key account managers, who act as consultants to the buyers of large retailers, and field sales personnel, who are responsible for servicing specific retail customers in their assigned territory.

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

Retailers

  The Company focuses on selling lawn and garden products to retailers with high volume retail stores. The Company's customer base is comprised of a wide range of retailers, including "do-it-yourself" superstores, mass merchants, warehouse clubs, high volume local and regional nurseries, regional and national chains of drug and grocery stores and specialty pet stores.

  As a result of its national presence, the Company has an opportunity to enter into relationships with national chains, whereby the Company, directly or through its affiliates, provides services to all or substantially all of the individual stores in the chain. From the point of view of the national retailer, such an arrangement offers the benefit of a high level of service, lower cost of doing business and administrative efficiencies. The Company believes its customers also benefit from the in-depth local market knowledge of the Company's sales personnel, in-store stocking, training of store employees and other value added merchandising services. Because these arrangements are not formalized in writing, these retailers may at any time purchase products from competing distributors.

  Most major retailers, including customers of the Company, currently purchase a portion of their lawn and garden products and pet supplies directly from certain large manufacturers rather than through distributors such as the Company. If a number of the Company's major customers were to substantially increase their direct purchases from manufacturers, the sales and earnings of the Company could be adversely affected.

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

  The Company's national presence enables manufacturers and suppliers to access retail outlets and end users through one primary distributor. In addition, the Company's menu of value-added services to retailers includes product promotion and merchandising support that the Company believes many manufacturers and suppliers could not efficiently perform. While the Company purchases products from approximately 1,000 different manufacturers and suppliers, the Company believes that approximately 32% and 28% of the net sales of the Company for the fiscal years ended September 27, 1997 and September 26, 1998, respectively, were derived from products purchased from Solaris.

The Solaris Agreement

  The Company entered into an agreement (the "Solaris Agreement") with Solaris effective October 1, 1995 to become the master agent and master distributor for sales of Solaris products nationwide. The Solaris Agreement runs through September 30, 1999.

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

  The Company believes that a significant portion of its net sales and operating income since October 1996 has been attributable to its relationship with Solaris. Under the Solaris Agreement, Solaris is obligated to reimburse the Company for costs incurred in connection with services provided by the Company to Solaris' direct sales accounts. In addition, the Company receives payments based on the level of sales of Solaris products to these accounts, and these payments are subject to increase based on the growth of sales of Solaris products. The Company also shares with Solaris in the economic benefits of certain cost reductions, to the extent achieved. It is possible that disagreements could arise between Solaris and the Company as to measurement of the costs incurred in servicing Solaris' direct sales accounts. The cost reimbursement arrangement is based on estimates which are subject to reconciliation at the end of each fiscal year. As a result, the Solaris Agreement could contribute to variability in the Company's operating results and could subject the Company to unanticipated losses. The relationship with Solaris embodied in the Solaris Agreement does not assure that the Company will be profitable overall.

  Monsanto has announced that it intends to sell its Solaris lawn and garden business exclusive of its Roundup herbicide products for consumer use to The Scotts Company ("Scotts") and that it has entered into a separate, long-term, exclusive agreement pursuant to which Monsanto will continue to make Roundup herbicide products for consumer use and Scotts will market the products. Scotts has been for many years a substantial supplier to the Company and, in connection with its direct sales, a substantial purchaser of the Company's services.

  The Company expects to enter into a new relationship with Scotts effective October 1, 1999. Since Scotts will then be the Company's largest lawn and garden customer by a substantial margin, the terms of this new arrangement will have a substantial impact on the Company's future profitability. There can be no assurance that the Company will be successful in negotiating and implementing a new relationship with Scotts or that the new relationship with Scotts will provide the Company with comparable profitability to the profitability it has experienced from its prior relationships with Solaris and Scotts.

  The pending sale of the Solaris business by Monsanto and the approaching end of the Solaris Agreement subject the Company's lawn and garden business to significant uncertainties. These include the negotiation of new relationships with Scotts and the final accounting for all issues between the Company and Monsanto under the Solaris Agreement, such as the amounts receivable from Monsanto for cost reimbursements, payments for cost reductions and payments for services; the amounts payable to Monsanto for inventory; and responsibility for obsolete inventory and for non-payment by Solaris' direct sales accounts. The resolution of such uncertainties could have a material effect, either positive or negative, on the Company's results of operations.

Proprietary Branded Products

  The principal lawn and garden product lines owned by the Company are the Pennington Seed line of grass seed and lawn care products, the Matthew's line of redwood products, the Grant's line of ant control products, the Greentouch line of cutting tools and four proprietary brands of fertilizer. The Pennington Seed line of grass seed and lawn and garden products includes the trademarks Pennington Seed(R), Green Charm(R), Penkoted(R), Eliminator(R) and Procare(R). The Matthew's line of redwood products consists of redwood tubs, planter boxes and trellises. The Grant's line of ant control products consists of ant stakes, granules and twists and ties. The Greentouch line of cutting tools consists of small hand tools used for gardening which are supplied to the Company by a contract manufacturer located in the Far East. The Company has four proprietary brands of fertilizer -- Colorado's Own and Mountain States, which are manufactured by the Company, and Easy-Gro and Turf-Magic, which are supplied to the Company by contract manufacturers.

  The principal pet supply product lines owned by the Company are the Four Paws line of animal products, the flea and tick protection products acquired from Sandoz, Kaytee bird seed and small animal food products, the TFH pet books and premium dog chews and edible bones, the Pennington branded wild bird seed and the Island Aquarium line of aquariums. In January 1997, the Company acquired Four Paws, one of the largest manufacturers of dog, cat, reptile and small animal products in the United States, including brand names such as Magic Coat(R) and Four Paws(R). Four Paws products are distributed throughout the United States, Canada, Europe and Asia. In May 1997, the Company acquired the United States and Canada flea and tick protection business of Sandoz. The acquisition includes ownership in the United States and Canada of Zodiac(R) and Vet-Kem(R) trademarks as well as those of Ovitrol(R), Siphotrol(R), Fleatrol(R) vIGRen(R), Petcor(R), Precor(R) and Natural Signature(R). These products which include on-animal sprays, shampoos and powders, collars, indoor foggers, aerosols, concentrates and pump-sprays are based on the active ingredient methoprene to which the Company has acquired exclusive rights in the United States and Canada. In connection with this acquisition, the Company acquired a manufacturing, formulation, packaging and research facility in Dallas, Texas and all existing inventory, along with a staff of highly trained technical professionals. In December 1997, the Company acquired Kaytee Products Incorporated, a manufacturer of bird seed for caged and wild birds and of food for small animals. In December 1997, the Company acquired TFH Publications, Inc., the largest producer of pet books in the United States and the manufacturer of premium dog chews and edible bones under the brand name Nylabone(R). In February 1998, the Company acquired Pennington Seed, Inc., a manufacturer of proprietary branded grass and wild bird seed and a manufacturer and distributor of lawn and garden products. Additionally, the Company manufactures aquariums sold under the brand name Island(R) Aquarium.

  The Company intends to pursue the acquisition of additional proprietary branded products in both the lawn and garden and pet supply product industries which would benefit from access to the Company's distribution system and expertise and which the Company believes typically offer higher margins than distributed products.

  In connection with the expansion of its proprietary branded products, the Company now currently operates 21 manufacturing facilities. In addition, certain of its proprietary branded products are manufactured by contract manufacturers. The Company also has a development team that is responsible for developing new products within existing proprietary branded product lines and the development of new proprietary branded product lines.

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

  The Company is in the process of replacing both computer hardware and new operating software for five companies it acquired during the past three years. The conversion to these new systems is scheduled for completion by June 30, 1999.

  For additional information concerning the Company's management information systems, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000."

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

  Under the affiliation arrangements, Company personnel negotiate transactions with national retail chains and the affiliated distributors provide such retail chains with products and related services in the geographic regions in which they operate. The Company receives fees from the affiliated distributors to compensate it for its costs, and sales of these affiliated distributors are not reflected in the Company's statements. The Company earned no profits in fiscal 1998 from these arrangements as the Company set its fees in connection with such arrangements at a level which was designed to cover only the Company's administrative costs.

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

Competition

  The lawn and garden products and pet supply distribution industries are highly competitive. Traditionally, these industries have been characterized by intense competition from large numbers of smaller local and regional distributors with competition based on price, service and personal relationships. In recent years, the Company has moved aggressively to insulate itself from this type of competition through the development of a nationwide presence, forging relationships with manufacturers, suppliers and major retailers and adding new value-added services.

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

Employees

  As of September 26, 1998, the Company had approximately 4,500 employees of which approximately 3,900 were full-time employees and 600 were temporary or part-time employees. The Company hires substantial numbers of temporary employees for the peak shipping season of February through June in order to meet the increased demand experienced during the spring and summer months, including merchandising in stores. All of the Company's temporary employees are paid on an hourly basis. Except for certain employees at TFH Publications, Inc., none of the Company's employees is represented by a labor union. The Company considers its relationship with its employees to be good.

Environmental Considerations

  Several of the Company's subsidiaries and many of the products distributed by the Company are subject to regulation by federal, state and local authorities. In addition, in connection with the Sandoz Flea and Tick acquisition, the Company acquired a production facility in Texas which makes, among other things, products based upon the active ingredient Methoprene, and is subject to regulation by federal, state and local authorities. Such regulations are often complex and are subject to change. Environmental regulations may affect the Company by restricting the manufacturing or use of its products or regulating their disposal. Regulatory or legislative changes may cause future increases in the Company's operating costs or otherwise affect operations. Although the Company believes it is and has been in substantial compliance with such regulations and has strict internal guidelines on the handling and disposal of its products, there is no assurance that in the future the Company may not be adversely affected by such regulations or incur increased operating costs in complying with such regulations. However, neither the compliance with regulatory requirements nor the Company's environmental procedures can ensure that the Company will not be subject to claims for personal injury, property damages or governmental enforcement.

Executive Officers

  Certain information regarding the executive officers of the Company is set forth below:

                 Name                       Age                               Position
---------------------------------------   --------   ----------------------------------------------------------

William E. Brown.......................      57      Chairman of the Board and Chief Executive Officer

Glenn W. Novotny.......................      51      President, Chief Operating Officer and Director

Neill J. Hines.........................      58      Executive Vice President

Robert B. Jones........................      66      Vice President, Chief Financial Officer and Secretary

Brooks M. Pennington III...............      44      Chief Executive Officer of Pennington Seed, Inc. and Director

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

  Robert B. Jones joined the Company in July 1991 as Corporate Controller. He became Chief Financial Officer in June 1993 and Secretary in May 1994.

  Brooks M. Pennington III joined the Company in February 1998 when the Company acquired Pennington Seed, Inc. Mr. Pennington has been the President and Chief Executive Officer of Pennington Seed, Inc. since June 1994, and prior thereto, he was the Senior Vice President, Legal, Finance and Administration of Pennington Seed, Inc.

Item 2.  Properties

  As of September 26, 1998, the Company operated 40 distribution centers totaling approximately 3,554,000 square feet and 21 manufacturing facilities totaling approximately 2,287,000 square feet. Most distribution centers consist of office and warehouse space, and several large bays for loading and unloading. Each distribution center provides warehouse, distribution, sales and support functions for its geographic area under the supervision of a regional manager. The Company's executive offices are located in Lafayette, California. The table below lists the Company's distribution facilities.

Western Region                 Northwest Region        Eastern Region
--------------                 ----------------        --------------
                               Algona, WA              China Grove, NC
Phoenix, AZ                    Boise, ID               Mahwah, NJ
Sacramento, CA(2)              Denver, CO              Petersburg, VA*
Santa Fe Springs, CA(2)        Medford, OR
Visalia, CA                    Portland, OR            Southwest Region
                               Salt Lake City, UT      ----------------
Southeast Region                                       Albuquerque, NM
----------------               Midwest Region          Dallas, TX(2)
Atlanta, GA                    --------------          Hammond, LA
Columbia, SC*                  Bloomington, IL         Houston, TX(3)
Cullman, AL*                   Greenfield, MO*         Little Rock, AR
Greensboro, NC                 Kansas City, MO         Lubbock, TX*
Madison, GA*                   Minneapolis, MN         McAlester, OK
Miami, FL                      Wentzville, MO          Ponchatoula, LA*
Orlando, FL                                            San Antonio, TX
Tampa, FL

* company owned


The table below lists the Company's manufacturing facilities.


Abilene, KS*               Fontana, CA                 Neptune City, NJ
Chilton, WI*               Greenfield, MO (2)*         Rialto, CA*
Cressona, PA*              Hauppauge, NY               Roll, AZ*
Dallas, TX*                Lebanon, OR*                San Leandro, CA
Damascus, OH               Longmont, CO*               Shady Dale, GA*
Eatonton, GA*              Madison, GA*                Sidney, NE*
El Centro, CA*                                         Stockton, CA

* company owned


  The Company's leases generally expire between 1999 and 2006. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. In addition to the facilities that are owned, the Company's fixed assets are comprised primarily of trucks and warehousing, transportation and computer equipment. As of September 26, 1998, the Company operated a fleet of approximately 350 trucks of which most are leased. During the Company's peak season it rents additional trucks.

Item 3.  Legal Proceedings

  The Company is not a party to any material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

  Inapplicable.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

  The Common Stock of the Company has been traded on the Nasdaq National Market under the symbol CENT since the Company's initial public offering on July 15, 1993. The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the Common Stock, as reported by the Nasdaq National Market.

                                              High           Low
                                          -----------      -------
Fiscal 1998
   First Quarter.....................              32       25-3/4
   Second Quarter....................          39-3/8           26
   Third Quarter.....................         40-1/16       27-3/8
   Fourth Quarter....................          32-1/2       14-1/8
Fiscal 1997
   First Quarter.....................          24-5/8       18-7/8
   Second Quarter....................          28-3/4       16-1/8
   Third Quarter.....................        24-15/16       16-1/4
   Fourth Quarter....................         31-1/16       20-1/2

  As of September 26, 1998, there were approximately 125 holders of record of the Company's Common Stock and 9 holders of record of the Company's Class B Stock.

  In each of August 1996 and 1997, the Company paid cash dividends in the amount of $45,000 to the holders of its Series A Preferred Stock. The Series A Preferred Stock was converted into Common Stock in June 1998. Except as mentioned in the previous sentence, the Company has not paid any cash dividends in the past. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. In addition, the Company's line of credit restricts the Company's ability to pay dividends. See Note 4 of Notes to Consolidated Financial Statements.

Item 6.  Selected Financial Data

  The following selected income statement and balance sheet data of the Company as of and for the fiscal year ended December 25, 1994, the nine-month period ended September 30, 1995 and the fiscal years ended September 28, 1996, September 27, 1997 and September 26, 1998 have been derived from the Company's audited consolidated financial statements. The financial data set forth below should be read in conjunction with "Item 8 - Financial Statements and Supplemental Data - Consolidated Financial Statements of the Company and related Notes thereto and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                         Fiscal Year         Nine-Month          Fiscal Year        Fiscal Year        Fiscal Year
                                            Ended           Period Ended            Ended              Ended              Ended
                                        December 25,        September 30,       September 28,      September 27,      September 26,
                                            1994               1995(1)              1996               1997                1998
                                        ------------       --------------       -------------      -------------      -------------
                                                                   (in thousands, except per share data)
Income Statement Data:
Net sales (2)........................       $421,427           $373,734             $619,622           $841,007          $1,294,864
Cost of goods sold and occupancy.....        354,096            316,832              535,189            694,925           1,009,143
                                            --------           --------             --------           --------          ----------
  Gross profit.......................         67,331             56,902               84,433            146,082             285,721
Selling, general and administrative
 expenses............................         58,489             48,075               66,945            109,160             209,014
Other charges........................              -                  -                    -                  -              11,003
                                            --------           --------             --------           --------          ----------
Income from operations...............          8,842              8,827               17,488             36,922              65,704
Interest expense  net................         (5,642)            (5,891)              (4,061)            (6,554)             (7,609)
Other income (expense)  net..........           (859)              (953)               1,038                  -                   -
                                            --------           --------             --------           --------          ----------
Income before income taxes...........          2,341              1,983               14,465             30,368              58,095
Income tax expense...................            936                904                6,017             12,765              24,402
                                            --------           --------             --------           --------          ----------
Net income...........................       $  1,405           $  1,079             $  8,448           $ 17,603          $   33,693
                                            ========           ========             ========           ========          ==========
Net income per common share (3)
  Diluted (4)........................                          $   0.18             $   0.71           $   1.07          $     1.15
  Basic..............................       $   0.24           $   0.19             $   0.74           $   1.11          $     1.18
Weighted average shares
 outstanding (3)
  Diluted (4)........................                             5,972               11,904             19,970              33,007
  Basic..............................          5,947              5,774               11,430             15,832              28,502
                                        December 25,        September 30,       September 28,      September 27,      September 26,
                                            1994               1995                 1996               1997               1998
                                        ------------       --------------       -------------      -------------      -------------
Balance Sheet Data:
Working capital......................       $ 21,003           $ 25,316             $ 95,670           $253,926          $  277,713
Total assets.........................        173,953            142,680              283,664            559,043             928,700
Short-term borrowings................         44,995             39,670               29,508                 72               8,095
Long-term borrowings.................          7,019             11,130                7,635            115,200             125,125
Shareholders' equity.................         36,376             38,402              129,559            281,807             588,774

_________________

(1) In 1995, the Company changed its fiscal year end to the last Saturday in September. Accordingly, the fiscal period ended September 30, 1995 was a nine-month period.
(2) See Management's Discussion and Analysis of Financial Condition and Results of Operations herein for a discussion of sales fluctuations related to internal growth and business acquisitions for fiscal years 1998, 1997 and 1996.
(3) The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 in the first quarter of the fiscal year ending September 26, 1998. All share and per share amounts have been restated in accordance with the provisions of SFAS No. 128.
(4) For periods not presented diluted amounts were equal to basic as common stock equivalents were anti-dilutive.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The statements contained in this Form 10-K which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. Factors that could cause or contribute to such differences include those discussed in the Company's filings with the Securities and Exchange Commission, including, without limitation, the factors discussed under the caption "Risk Factors" in the Company's Registration Statement on Form S-3 (Registration No. 333-41701), the factors discussed in this Form 10-K under the captions "Business--Retailers," "Business--The Solaris Agreement," "Business--Management Information Systems," "Business--Environmental Considerations" and "--Liquidity and Capital Resources," as well as those discussed elsewhere in this Form 10-K.

Overview

  The Company entered into an agreement effective October 1, 1995 with Solaris to become both the master agent and master distributor for sales of Solaris products nationwide. Management believes that the relationship with Solaris embodied in the Solaris Agreement has had a substantial impact on the Company's results of operations. Under the Solaris Agreement, which runs through September 30, 1999, the Company, in addition to serving as the master agent and master distributor for sales of Solaris products, provides a wide range of value-added services including logistics, order processing and fulfillment, inventory distribution and merchandising. However, Solaris continues to negotiate its sales prices directly with its direct sales accounts. As a result of the Solaris Agreement, a majority of the Company's sales of Solaris products are derived from servicing direct sales accounts, whereas in 1995 and prior, a majority of the Company's sales of Solaris products were made by the Company as a traditional distributor. A substantial portion of these sales consists of large shipments to retail distribution centers which are characterized by lower gross profit as a percentage of net sales compared with sales made by the Company as a traditional distributor. The Company believes that the operating expenses associated with this type of sale are lower than the operating expenses associated with sales made by the Company as a traditional distributor. The Company believes that the gross profit as a percentage of net sales associated with the Company's services to Solaris direct sales accounts is higher than the gross profit as a percentage of net sales associated with the Company's historical agency sales due to the greater services provided pursuant to the Solaris Agreement. The Company believes that the collective impact of these factors has led to substantially increased sales of Solaris products, increased gross profit from sales of Solaris products as well as lower gross profit as a percentage of net sales.

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

  Monsanto has announced that it intends to sell its Solaris lawn and garden business exclusive of its Roundup herbicide products for consumer use to The Scotts Company ("Scotts") and that it has entered into a separate, long-term, exclusive agreement pursuant to which Monsanto will continue to make Roundup herbicide products for consumer use and Scotts will market the products. Scotts has been for many years a substantial supplier to the Company and, in connection with its direct sales, a substantial purchaser of the Company's services.

  The Company expects to enter into a new relationship with Scotts effective October 1, 1999. Since Scotts will then be the Company's largest lawn and garden customer by a substantial margin, the terms of this new arrangement will have a substantial impact on the Company's future profitability. There can be no assurance that the Company will be successful in negotiating and implementing a new relationship with Scotts or that the new relationship with Scotts will provide the Company with comparable profitability to the profitability it has experienced from its prior relationships with Solaris and Scotts.

  The pending sale of the Solaris business by Monsanto and the approaching end of the Solaris Agreement subject the Company's lawn and garden business to significant uncertainties. These include the negotiation of new relationships with Scotts and the final accounting for all issues between the Company and Monsanto under the Solaris Agreement, such as the amounts receivable from Monsanto for cost reimbursements, payments for cost reductions and payments for services; the amounts payable to Monsanto for inventory; and responsibility for obsolete inventory and for non-payment by Solaris' direct sales accounts. The resolution of such uncertainties could have a material effect, either positive or negative, on the Company's results of operations.

Results of Operations

  The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                                                             Fiscal Year Ended
                                                                       ----------------------------------------------------------
                                                                          September 28,        September 27,        September 26,
                                                                              1996                 1997                 1998
                                                                       ---------------        ---------------      --------------
Net sales.........................................................           100.0%               100.0%               100.0%
Cost of goods sold and occupancy..................................            86.4                 82.6                 77.9
                                                                             -----                -----                -----
Gross profit......................................................            13.6                 17.4                 22.1
Selling, general and administrative expenses......................            10.8                 13.0                 16.1
Other charges.....................................................             0.0                  0.0                  0.9
                                                                             -----                -----                -----
Income from operations............................................             2.8                  4.4                  5.1
Interest expense  net.............................................             0.7                  0.8                  0.6
Other income (expense)  net.......................................             0.2                  0.0                  0.0
                                                                             -----                -----                -----
Income before income taxes........................................             2.3                  3.6                  4.5
Income taxes......................................................             0.9                  1.5                  1.9
                                                                             -----                -----                -----
Net income........................................................             1.4%                 2.1%                 2.6%
                                                                             =====                =====                =====

Fiscal 1998 Compared with Fiscal 1997

  Net sales for the year ended September 26, 1998 increased by 54.0% or $453.9 million to $1,294.9 million from $841.0 million for the year ended September 27, 1997. Of the $453.9 million increase, approximately $389.9 million was attributable to businesses acquired. The increase related to the existing business was attributable principally to the lawn and garden operations with modest increases in branded product sales offset in part by a decline in pet supplies distribution.

  Gross profit increased by 95.6% or $139.6 million from $146.1 million during the year ended September 27, 1997 to $285.7 million for the comparable 1998 period. Gross profit as a percentage of net sales increased from 17.4% for fiscal year 1997 to 22.1% for fiscal year 1998. While gross profit from existing operations increased compared with 1997, a substantial portion of the total increase relates to newly acquired businesses. The increase in gross profit as a percentage of net sales is due principally to a larger proportion of higher margin branded product sales relative to total sales in fiscal 1997. The change in sales mix is primarily attributed to businesses acquired since October 1997.

  For the year ended September 26, 1998, selling, general and administrative expenses increased by $99.8 million to $209.0 million from $109.2 million for the year ended September 27, 1997. Of the $99.8 million increase, approximately $91.9 million is attributable to newly acquired businesses. As a percentage of net sales, selling, general and administrative expenses increased from 13.0% in 1997 to 16.1% in 1998. This percentage increase relates to the branded product businesses acquired during fiscal 1998. This type of business has significantly higher operating costs as a percentage of sales than the lawn and garden and pet operations. Selling, general and administrative expenses as a percentage of net sales from existing operations decreased slightly from 13.0% for fiscal 1997 to 12.9% for fiscal year 1998. As branded products become a greater percentage of total sales, selling, general and administrative expense as a percentage of net sales should continue to increase.

  For the year ended September 26, 1998, the Company recorded other charges totaling $11.0 million. These charges related principally to (1) the closure of 11 of the Company's branch locations and (2) costs associated with professional and due diligence expenses principally related to a potential major acquisition that was not completed. Of the 11 operations which were closed, seven were related to the Company's pet supplies business; five in the Western U.S. and two in the Northeast market. The closure and consolidation of these operations into other existing pet supplies branches was principally due to the acquisition of regional pet retailers by two major pet retailers, and in the Northeast market the decision by one major retailer to purchase a larger percentage of their products either directly from manufacturers into its retail store locations or distribute these products through internal distribution centers. As a result of these actions, the overall market for the Company's pet supplies business in these geographic areas was reduced. The costs to realign and integrate the affected operations amounted to approximately $6.7 million. The Company believes that the closure of these locations will enable it to serve its customer base more cost effectively. The closure of two of the Company's Southern California garden branches was done in conjunction with the transfer of certain business previously shipped from the Company's Central California facility. The operations of these three branches were consolidated into a larger existing facility in Southern California. The Company believes that the move will reduce shipping costs within California while at the same time provide better service to its customers. The remaining branches which were closed related to the Company's vegetable seed distribution operation in Celaya, Mexico, and the consolidation of the Pennington Seed operation in Arkansas into the Company's branch in Arkansas. The Celaya branch was part of a larger acquisition made by the Company several years ago. Since the sale of vegetable seed has never been part of the Company's core business and revenues have remained modest with little growth potential, the Company elected to exit this business.

  Net interest expense for the year ended September 26, 1998 increased by 16.1% or $1.1 million to $7.6 million from $6.6 million for the year ended September 27, 1997. The increase is due to higher average outstanding debt principally related to debt assumed on the businesses acquired since October 1997, offset in part by an increase in interest income. Interest income was earned from funds available as a result of the public offering of the Company's common stock completed in January 1998. Substantially all of these funds have been used to acquire businesses during fiscal 1998.

  Average short-term borrowings for fiscal 1998 were $42.8 million compared with $9.2 million for fiscal 1997. The average interest rates for the fiscal years ended September 26, 1998 and September 27, 1997 were 8.7% and 7.4%, respectively.

  The Company's effective income tax rate was 42% for both fiscal years.

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

Impact of Year 2000

  State of Readiness. In early 1998, the Company conducted an overall assessment of its computer systems, including Year 2000 readiness. Based on this assessment, the Company has developed a plan to deal with the Year 2000 Issue, which covers both systems and vendor/customer issues. The plan includes both upgrades to or replacement of current systems to bring all of the Company's systems into compliance. Many of the existing information systems used by subsidiaries or divisions acquired by the Company are being replaced, primarily in response to business reasons apart from the Year 2000 Issue.

  The Company will use primarily internal resources to reprogram or replace and test its information systems for Year 2000 compliance. In addition, the Company will use certain external resources to replace outdated information systems at certain of its subsidiaries' operations. The Company expects that the majority of the systems changes will be complete by early 1999, and that the remaining issues will be resolved by the summer of 1999.

  The plan developed to address vendor and customer issues includes systems integration, testing and communication strategies. The Company has begun the process of initiating formal communications with significant vendors and customers to determine the extent to which the Company may be vulnerable to a failure by any of these third parties to remediate their own Year 2000 Issues. The Company is currently testing electronic data transmissions to and from its major vendors and customers to ensure Year 2000 compliance. The Company expects to conclude this testing by early 1999. In addition to vendors and customers, the Company also relies upon governmental agencies, utility companies, telecommunication service companies and other service providers outside of the Company's control. There can be no assurance that the Company's vendors or customers, governmental agencies or other third parties will not suffer a Year 2000 business disruption that could have a material adverse effect on the Company's results of operations or financial position.

  Costs to Address the Year 2000 Issue. To date, the Company has incurred no significant incremental costs addressing Year 2000 Issues, although it has incurred costs, independent of the Year 2000 Issue, relating to the implementation of new systems for certain subsidiaries. The Company has no separate budget and none is currently planned for Year 2000 Issues. The Company does not expect expenditures relating to the Year 2000 Issue to be material or to have a significant impact on the Company's results of operations or financial position.

  Risks Presented by the Year 2000 Issue. The Company presently believes that with the planned upgrades and implementation of new systems and software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such conversions are not made, or are not completed in a timely manner, the Year 2000 Issue could have a material impact on the operations of the Company. In addition, if any third parties who provide goods or services essential to the Company's business activities fail to address appropriately their Year 2000 Issues, such failure could have a material adverse effect on the Company's results of operations or financial position.

  Contingency Plans. The Company's Year 2000 plan includes the development of contingency plans in the events that the Company has not completed all of its remediation plans in a timely manner or any third parties who provide goods or services essential to the Company's business fail to appropriately address their Year 2000 issues. The Company expects to conclude the development of these contingency plans by the end of the third quarter of 1999.

Inflation

  The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation, the Company believes that the effects of inflation on its operations have been immaterial.

Liquidity and Capital Resources

  The Company has financed its growth through a combination of bank borrowings, supplier credit, internally generated funds and sales of securities to the public. The Company received net proceeds (after offering expenses) of approximately $431.0 million from its five public offerings of common stock in July 1993, November 1995, July 1996, August 1997 and January 1998. In November 1996, the Company completed the sale of $115 million 6% subordinated convertible notes generating approximately $112 million net of underwriting commissions.

  The Company's business is highly seasonal and its working capital requirements and capital resources track closely to this seasonal pattern. During the first fiscal quarter accounts receivable reach their lowest level while inventory, accounts payable and short-term borrowings begin to increase. Since the Company's short-term credit line fluctuates based upon a specified asset borrowing base, this quarter is typically the period when the asset borrowing base is at its lowest and consequently the Company's ability to borrow is at its lowest. During the second fiscal quarter, receivables, accounts payable and short-term borrowings begin to increase, reflecting the build-up of inventory and related payables in anticipation of the peak selling season. During the third fiscal quarter, principally due to the Solaris Agreement, inventory levels remain relatively constant while accounts receivable peak and short-term borrowings start to decline as cash collections are received during the peak-selling season. During the fourth fiscal quarter, inventory levels are at their lowest, and accounts receivable and payables are substantially reduced through conversion of receivables to cash.

  For the twelve months ended September 26, 1998, the Company generated cash from operating activities of $30.8 million. Net cash used in investing activities of $238.8 million resulted from acquisitions and equity investments during the first and second fiscal quarters and the acquisition of office and warehouse equipment. Cash generated from financing activities of $118.2 million consisted principally of net proceeds from the sale of 8,050,000 shares of the Company's stock in December 1997 and January 1998, less repayment of $20.4 million of long-term debt and approximately $63.9 million of short-term debt.

  The Company has a $150.0 million line of credit through December 31, 1998 and $100 million thereafter with Congress Financial Corporation (Western). The available amount under the line of credit fluctuates based upon a specific asset-borrowing base. The line of credit bears interest at a rate equal to the prime rate per annum and is secured by substantially all of the Company's assets. At September 26, 1998, the Company had $6.9 million of outstanding borrowings and had $143.1 million of available borrowing capacity under this line. The Company's line of credit contains certain financial covenants such as minimum net worth and minimum working capital requirements. The line also requires the lender's prior written consent to any substantial acquisition of a business. In connection with the acquisition of three companies in fiscal 1998, the Company assumed combined lines of credit aggregating $86.7 million, of which $60.0 million was available on the one line of credit that remains outstanding from these acquisitions at September 26, 1998. Interest related to this line is based on a rate either equal to the prime rate or LIBOR plus .875%, at the Company's option.

  The Company believes that cash flow from operations and funds available under its lines of credit will be adequate to fund its presently anticipated working capital requirements for the foreseeable future. The Company anticipates that its capital expenditures will not exceed $10.0 million for the next 12 months.

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

Weather and Seasonality

  Historically, the Company's sales of lawn and garden products have been influenced by weather and climate conditions in the markets it serves. For example, during the first six months of both 1993 and 1995 and the first three months of the calendar year in 1996, the Company's results of operations were negatively affected by severe weather conditions in many parts of the country. Additionally, the Company's business is highly seasonal. In fiscal 1998, approximately 66% of the Company's sales occurred in the first six months of the calendar year. Substantially all of the Company's operating income is typically generated in this period which has historically offset the operating losses incurred during the first fiscal quarter of the year.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

  The Company is exposed to market risks, which include changes in U.S. interest rates and commodity prices and, to a lesser extent, foreign exchange rates. The Company does not engage in financial transactions for trading or speculative purposes.

  Interest Rate Risk. The interest payable on the Company's bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 85 basis points, the Company's results from operations and cash flows would not be materially affected. In addition, the Company has fixed income investments consisting of cash equivalents and short-term investments in marketable debt securities, which are also affected by changes in market interest rates. The Company does not use derivative financial instruments in its investment portfolio.

  Commodity Prices. The Company is exposed to fluctuation in market prices for grains, bird seed and grass seed. To protect against changes in market prices, the Company purchases futures contracts for grains, bird seed and grass seed.

  Foreign Currency Risks. The Company has minimal sales outside of the United States and, therefore, has only minimal exposure to foreign currency exchange risks. The Company does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

Item 8.  Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Central Garden & Pet Company

  Independent Auditors' Report  ..............................................................................   21

  Consolidated Balance Sheets, September 26, 1998 and September 27, 1997  ....................................   22

  Consolidated Statements of Income for Fiscal Years Ended September 26, 1998,
    September 27, 1997 and September 28, 1996  ...............................................................   23

  Consolidated Statements of Shareholders' Equity for Fiscal Years Ended September 26,
    1998, September 27, 1997 and September 28, 1996  .........................................................   24

  Consolidated Statements of Cash Flows for Fiscal Years Ended September 26, 1998,
    September 27, 1997 and September 28, 1996  ...............................................................   25

  Notes to Consolidated Financial Statements for Fiscal Years Ended September 26, 1998,
    September 27, 1997 and September 28, 1996  ...............................................................   26

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Central Garden & Pet Company
Lafayette, California

     We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the "Company") as of September 26, 1998 and September 27, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended September 26, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 26, 1998 and September 27, 1997, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended September 26, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP


San Francisco, California
December 18, 1998

                         CENTRAL GARDEN & PET COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                        September 26,  September 27,
                                                             1998          1997
                                                        -------------  -------------
                                                           (dollars in thousands)
                       ASSETS
Current assets:
 Cash and cash equivalents............................     $ 10,328      $100,125
 Accounts receivable, less allowance for
  doubtful accounts of $6,458 and $5,204..............      142,293        85,028
 Inventories..........................................      292,809       218,796
 Prepaid expenses and other assets....................       26,884        10,470
                                                           --------      --------
     Total current assets.............................      472,314       414,419
Land, buildings, improvements and equipment:
 Land.................................................        5,138         2,216
 Buildings and improvements...........................       37,929         8,935
 Transportation equipment.............................        5,873         3,968
 Machinery and warehouse equipment....................       41,319        12,748
 Office furniture and equipment.......................       21,928        12,541
                                                           --------      --------
     Total............................................      112,187        40,408
 Less accumulated depreciation and amortization.......       25,805        17,720
                                                           --------      --------

     Land, buildings, improvements and equipment--net.       86,382        22,688
Goodwill..............................................      339,430       113,018
Other assets  ........................................       30,574         8,918
                                                           --------      --------
     Total............................................     $928,700      $559,043
                                                           ========      ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable........................................     $  6,956      $     72
 Accounts payable.....................................      153,739       136,220
 Accrued expenses.....................................       32,767        24,201
 Current portion of long-term debt....................        1,139            --
                                                           --------      --------
     Total current liabilities........................      194,601       160,493
Long-term debt........................................      125,125       115,200
Deferred income taxes and other long-term obligations.       20,200         1,543
Commitments and contingencies (Note 10)...............           --            --
Shareholders' equity:
 Series A convertible preferred stock.................           --            --
 Class B stock........................................           16            16
 Common stock.........................................          298           191
 Additional paid-in capital...........................      519,933       245,783
 Retained earnings....................................       69,984        36,291
 Restricted stock deferred compensation...............          (39)         (110)
 Treasury stock.......................................       (1,418)         (364)
                                                           --------      --------
     Total shareholders' equity.......................      588,774       281,807
                                                           --------      --------
     Total............................................     $928,700      $559,043
                                                           ========      ========

                See notes to consolidated financial statements.

                         CENTRAL GARDEN & PET COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                             Fiscal Year Ended
                                               ---------------------------------------------
                                               September 26,   September 27,   September 28,
                                                   1998            1997            1996
                                               -------------   -------------   -------------
                                                  (in thousands, except per share amounts)
Net sales....................................    $1,294,864       $841,007        $619,622
Cost of goods sold and occupancy.............     1,009,143        694,925         535,189
                                                 ----------       --------        --------
   Gross profit..............................       285,721        146,082          84,433
Selling, general and administrative expenses.       209,014        109,160          66,945
Other charges................................        11,003             --              --
                                                 ----------       --------        --------
   Income from operations....................        65,704         36,922          17,488
Interest expense -- net......................         7,609          6,554           4,061
Other income -- net..........................            --             --           1,038
                                                 ----------       --------        --------
   Income before income taxes................        58,095         30,368          14,465
Income taxes.................................        24,402         12,765           6,017
                                                 ----------       --------        --------
Net income...................................    $   33,693       $ 17,603        $  8,448
                                                 ==========       ========        ========
Net income per common share:
   Basic.....................................    $     1.18       $   1.11        $    .74
                                                 ==========       ========        ========
   Diluted...................................    $     1.15       $   1.07        $    .71
                                                 ==========       ========        ========
Weighted average shares outstanding:
   Basic.....................................        28,502         15,832          11,430
                                                 ==========       ========        ========
   Diluted...................................        33,007         19,970          11,904
                                                 ==========       ========        ========

                See notes to consolidated financial statements.

                         CENTRAL GARDEN & PET COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                       Series A
                                     Convertible
                                   Preferred Stock       Class B Stock        Common Stock
                                   ----------------   ------------------   -------------------
                                   Shares    Amount    Shares     Amount    Shares      Amount
                                   -------   ------   ---------   ------   ----------   ------
                                                      (dollars in thousands)
Balance, October 1, 1995.........     100        --   2,178,874     $22     3,606,964    $ 36
Amortization, restricted stock
 deferred compensation...........
Treasury stock...................
Conversion of Class B stock
 into common stock...............                      (245,299)     (3)      245,299       3
Issuance of common stock.........                                           8,710,258      86
Net income.......................
Preferred dividends paid.........
                                   ------    ------   ---------     ---    ----------    ----
Balance, September 28, 1996......     100        --   1,933,575      19    12,562,521     125
Amortization, restricted stock
 deferred compensation...........
Conversion of Class B stock
 into common stock...............                      (270,408)     (3)      270,408       3
Issuance of common stock.........                                           6,310,396      63
Net income.......................
Preferred dividend paid..........
Redemption of stock warrant......
                                   ------    ------   ---------     ---    ----------    ----
Balance, September 27, 1997......     100        --   1,663,167      16    19,143,325     191
                                   ------    ------   ---------     ---    ----------    ----
Amortization, restricted stock
 deferred compensation...........
Tax benefit from exercise of
 stock options...................
Conversion of Class B stock
 into common stock...............                        (1,405)                1,405
Conversion of Class A preferred
 stock into common stock.........    (100)       --                           100,000
Issuance of common stock.........                                          10,473,800     107
Treasury stock...................
Net income.......................
                                   ------    ------   ---------     ---    ----------    ----
Balance, September 26, 1998......      --    $   --   1,661,762     $16    29,718,530    $298
                                   ======    ======   =========     ===    ==========    ====

                                                              Restricted
                                   Additional                   Stock
                                     Paid-in     Retained      Deferred
                                     Capital     Earnings    Compensation      Treasury Stock
                                   -----------   --------    -------------   ------------------
                                                                              Shares    Amount     Total
                                                                             --------   -------   --------
                                                          (dollars in thousands)
Balance, October 1, 1995.........    $ 28,267     $10,330       $(253)            --    $    --   $ 38,402
Amortization, restricted stock
 deferred compensation...........                                  71                                   71
Treasury stock...................                                            (26,000)      (364)      (364)
Conversion of Class B stock
 into common stock...............                                                                       --
Issuance of common stock.........      82,961                                                       83,047
Net income.......................                   8,448                                            8,448
Preferred dividends paid.........                     (45)                                             (45)
                                     --------     -------       -----        -------    -------   --------
Balance, September 28, 1996......     111,228      18,733        (182)       (26,000)      (364)   129,559
Amortization, restricted stock
 deferred compensation...........                                  72                                   72
Conversion of Class B stock
 into common stock...............                                                                       --
Issuance of common stock.........     141,571                                                      141,634
Net income.......................                  17,603                                           17,603
Preferred dividend paid..........                     (45)                                             (45)
Redemption of stock warrant......      (7,016)                                                      (7,016)
                                     --------     -------       -----        -------    -------   --------
Balance, September 27, 1997......     245,783      36,291        (110)       (26,000)      (364)   281,807
                                     --------     -------       -----        -------    -------   --------
Amortization, restricted stock
 deferred compensation...........                                  71                                   71
Tax benefit from exercise of
 stock options...................       2,566                                                        2,566
Conversion of Class B stock
 into common stock...............                                                                       --
Conversion of Class A preferred
 stock into common stock.........                                                                       --
Issuance of common stock.........     271,584                                                      271,691
Treasury stock...................                                            (46,000)    (1,054)    (1,054)
Net income.......................                  33,693                                           33,693
                                     --------     -------       ----         -------    -------   --------
Balance, September 26, 1998......    $519,933     $69,984       $ (39)       (72,000)   $(1,418)  $588,774
                                     ========     =======       =====        =======    =======   ========

                See notes to consolidated financial statements.

                         CENTRAL GARDEN & PET COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Fiscal Year Ended
                                                       ---------------------------------------------
                                                       September 26,   September 27,   September 28,
                                                           1998            1997            1996
                                                       -------------   -------------   -------------
                                                                      (in thousands)
Cash flows from operating activities:
 Net income...........................................   $  33,693       $  17,603       $  8,448
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
  Depreciation and amortization.......................      16,114           5,373          3,057
  Deferred income taxes...............................       5,918             983            596
  Gain on sale of land, building and improvements.....        (107)             72           (260)
  Changes in assets and liabilities:
    Receivables.......................................       3,851          (7,107)       (15,959)
    Inventories.......................................      16,637         (20,830)       (89,454)
    Prepaid expenses and other assets.................      (1,396)         (1,322)          (154)
    Accounts payable..................................     (24,830)         18,853         57,750
    Accrued expenses..................................     (22,374)         (3,413)         4,166
    Other long-term obligations.......................       3,324              --           (595)
                                                         ---------       ---------       --------
     Net cash provided (used) by operating activities.      30,830          10,212        (32,405)
                                                         ---------       ---------       --------
Cash flows from investing activities:
 Additions to land, buildings, improvements and
  equipment...........................................     (18,904)         (4,605)        (3,015)
 Proceeds from sale of land, buildings,
  improvements and equipment..........................          --              --          3,676
 Payments to acquire companies, net of cash acquired..    (219,892)        (96,793)       (34,950)
                                                         ---------       ---------       --------
     Net cash used by investing activities............    (238,796)       (101,398)       (34,289)
                                                         ---------       ---------       --------
Cash flows from financing activities:
 Repayments of notes payable, net.....................     (63,859)        (27,832)       (10,067)
 Payments on long-term debt...........................     (20,375)        (14,247)        (3,590)
 Payments to reacquire stock..........................      (1,054)             --           (364)
 Payment to redeem warrant............................          --          (7,016)            --
 Proceeds from issuance of long-term debt.............          --         111,227             --
 Proceeds from issuance of stock......................     203,457         127,952         81,889
 Preferred dividends paid.............................          --             (45)           (45)
                                                         ---------       ---------       --------
     Net cash provided by financing activities........     118,169         190,039         67,823
                                                         ---------       ---------       --------
Net increase (decrease) in cash.......................     (89,797)         98,853          1,129
Cash at beginning of year.............................     100,125           1,272            143
                                                         ---------       ---------       --------
Cash at end of year...................................   $  10,328       $ 100,125       $  1,272
                                                         =========       =========       ========
Supplemental information:
 Cash paid for interest...............................   $   8,216       $   7,049       $  3,141
 Cash paid for income taxes...........................      28,847          12,682          4,115
 Assets (excluding cash) acquired through purchase of
  subsidiaries........................................     222,710          58,280         18,169
 Liabilities assumed through purchase of subsidiaries.     171,969          34,897          2,318

                See notes to consolidated financial statements.

                         CENTRAL GARDEN & PET COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Fiscal Years Ended September 26, 1998, September 27, 1997
                             and September 28, 1996


1.   Organization and Significant Accounting Policies

     Organization -- Central Garden & Pet Company, a Delaware corporation, and subsidiaries (the "Company"), is the leading national distributor of lawn and garden and pet supply products. The Company also offers an array of proprietary branded lawn and garden and pet supply products. The Company's business strategy is to capitalize on its national presence, comprehensive product selection, menu of value-added services and efficient operations. Utilizing these capabilities, the Company strives to develop and enhance servicing relationships with both large national and regional retailers as well as manufacturers.

     The Solaris Agreement -- The Company entered into an agreement effective October 1, 1995 with The Solaris Group ("Solaris"), a strategic business unit of Monsanto Company, the manufacturer of Ortho, Round-up and Green Sweep lawn and garden products (the "Solaris Agreement"). Under the Solaris Agreement, which has an initial four year term, the Company, in addition to serving as the master agent and master distributor for sales of Solaris products, provides a wide range of value-added services including logistics, order processing and fulfillment, inventory distribution and merchandising. However, Solaris continues to negotiate its sales prices directly with its direct sales accounts. The Solaris Agreement provides for the Company to be reimbursed for costs incurred in connection with services provided to Solaris' direct sales accounts and to receive payments based on the growth of sales of Solaris products. The Company also shares with Solaris in the economic benefits of certain cost reductions, to the extent achieved. In June 1998, pursuant to the terms of the agreement, the Company was notified that the agreement will be terminated on September 30, 1999.

     Basis of Consolidation and Presentation -- The consolidated financial statements include the accounts of the Company. All transactions between the consolidated companies are eliminated.

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

     Revenue Recognition -- Sales are recorded, net of estimated returns and discounts, when merchandise is shipped from Company warehouses, because title passes to its customer and the Company has no further obligations to provide services related to such merchandise. The Company's current practice on product returns generally is to accept and credit the return of unopened cases of products from customers where the quantity is small, where the product has been misshipped or the product is defective.

     Other Charges -- In fiscal 1998, the Company recorded other charges totaling $11.0 million. These charges include approximately $6.7 million in costs related to the closure of 11 of the Company's branch locations and approximately $4.3 million in costs associated with professional and due diligence expenses principally related to a potential major acquisition that was not completed. Of the $6.7 million of closure related costs, there were approximately $0.9 million of accrued liabilities at September 26, 1998 for remaining facility operating lease obligations.

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

     Goodwill is amortized using the straight-line method over periods ranging from 20 to 40 years. The Company reviews goodwill periodically for potential impairment by comparing the carrying amount to the expected future cash flows of acquired entities over the remaining amortization period. Accumulated amortization totaled $12,516,000 and $4,558,000 at September 26, 1998 and September 27, 1997, respectively.

     Fair Value of Financial Instruments -- At September 26, 1998 and September 27, 1997, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and non convertible debt approximates its fair value. The fair value of the Company's convertible subordinated notes was $101,217,000 and $138,575,000 at September 26, 1998 and September 27, 1997, respectively, which was computed by using quoted market prices.

     Reclassifications -- Certain 1996 and 1997 balances have been reclassified to conform with the 1998 presentation.

     New Accounting Pronouncements -- In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." The Company adopted SFAS 128 in December 1997. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding each period. Diluted earnings per share is computed by dividing net earnings by the diluted weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options, convertible notes and convertible preferred stock.

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per-share (EPS) computations:

                                      Fiscal Year Ended          Fiscal Year Ended           Fiscal Year Ended
                                      September 26, 1998         September 27, 1997          September 28, 1996
                                   ------------------------   -------------------------   -------------------------
                                                       Per                         Per                         Per
                                   Income    Shares   Share    Income    Shares   Share    Income    Shares   Share
                                   -------   ------   -----   --------   ------   -----   --------   ------   -----
Basic EPS:
 Net income.....................   $33,693                    $17,603                      $8,448
 Stock dividend payment.........                                  (45)                        (45)
Net income available to            -------                    -------                      ------
 common stock...................    33,693   28,502   $1.18    17,558    15,832   $1.11     8,403    11,430    $.74
                                                      =====                       =====                        ====

Effect of dilutive securities:
 Options to purchase
  common stock..................                324                         473                         374
 Convertible notes..............     4,314    4,107             3,730     3,565
 Series A convertible
  preferred stock...............                 74                         100                         100

Diluted EPS:
 Net income attributed to          -------   ------           -------    ------            ------    ------
  common shareholders...........   $38,007   33,007   $1.15   $21,288    19,970   $1.07    $8,403    11,904    $.71
                                   =======   ======   =====   =======    ======   =====    ======    ======    ====

                         CENTRAL GARDEN & PET COMPANY

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in either assets or liabilities. This statement is effective for fiscal years beginning after June 15, 1999 and is not to be applied retroactively to financial statements for prior periods. If adopted at September 26, 1998, the application of the standard would not have had a material effect on the Company's consolidated financial position or results of operations.

2.   Acquisitions

Fiscal 1996

     In July 1996, the Company acquired the pet supply distribution operations of Kenlin Pet Supply, Inc. ("Kenlin") and Longhorn Pet Supply ("Longhorn"). The aggregate cash purchase price of these acquisitions was approximately $34,560,000, which exceeded the fair market value of the net assets acquired by $18,540,000, which was recorded as goodwill and is being amortized on a straight-line basis over 40 years.

Fiscal 1997

     In January 1997, the Company acquired Four Paws Products, Ltd., a manufacturer of branded dog, cat, reptile and small animal products, for $55,000,000, including the issuance of 449,944 shares of common stock at a value of $10,000,000. The purchase price exceeded the fair market value of net assets acquired by $39,607,000, which was recorded as goodwill and is being amortized on a straight-line basis over 40 years.

     In February 1997, the Company's wholly owned Kenlin Pet Supply subsidiary acquired the pet supplies business of Country Pet Supply, N.W., Inc., a distributor of pet supply and pet food products. In March 1997, the Company acquired a 33.3% equity interest in Commerce, a distributor of lawn and garden products. In May 1997, the Company acquired Ezell Nursery Supply, Inc., a distributor of lawn and garden, barbecue and patio products. The purchase price for these three acquisitions totaled $24,438,000, including the issuance of 193,104 shares of common stock at a value of $3,645,000. The purchase price exceeded the fair market value of net assets acquired by $18,683,000, which was recorded as goodwill and is being amortized on a straight-line basis over 40 years.

     In May 1997, the Company completed its acquisition of the United States and Canada flea and tick business of Sandoz Agro, Inc., for $31,000,000, which exceeded the fair market value of net assets acquired by $22,205,000, which was recorded as goodwill and is being amortized on a straight-line basis over 40 years. The acquisition includes all methoprene-based products produced by Sandoz for use in the U.S. and Canada, and certain other specialty products.

     The fiscal 1997 net assets acquired were based on preliminary estimates and included liabilities totaling $6.7 million related to the planned closures of facilities and involuntary termination benefits, of which $.9 and $5.5 million remained outstanding at September 26, 1998 and September 27, 1997, respectively. The reduction from 1997 to 1998 reflects cash payments of $.9 million and a purchase price allocation adjustment of $3.7 million.

                         CENTRAL GARDEN & PET COMPANY

Fiscal 1998

     In December 1997, the Company acquired Kaytee Products Incorporated ("Kaytee"), one of the nation's largest manufacturers of bird and small animal food. Under the terms of the agreement, the Company paid approximately $50 million. An additional payment not to exceed $3 million, may be made based on future earnings of Kaytee. The purchase price of Kaytee exceeded the fair value of net assets acquired by approximately $46 million which was recorded as goodwill and is being amortized on a straight-line basis over 40 years. The fair value of net assets acquired are based on preliminary estimates which are subject to change.

     In December 1997, the Company acquired TFH Publications, Inc. ("TFH"), a manufacturer of premium dog chews and the largest producer of pet books in the U.S. Under the terms of the agreement, the Company paid approximately $71 million, and will pay $13 million for the stock of a related company over the next four years, subject to adjustments. Additional amounts may be paid based on future earnings over a five-year period. The purchase price of TFH exceeded the fair value of net assets acquired by approximately $82 million, which was recorded as goodwill and is being amortized on a straight-line basis over 40 years. The fair value of net assets acquired are based on preliminary estimates which are subject to change.

     In February 1998, the Company acquired Pennington Seed, Inc. ("Pennington"), a manufacturer of proprietary branded grass and wild bird seed, and a manufacturer and distributor of lawn and garden products. Under the terms of the agreement, the Company paid approximately $83 million in cash and 2,178,866 shares of common stock at a value of approximately $68 million. The purchase price exceeded the fair market value of net assets acquired by approximately $109 million, which was recorded as goodwill and is being amortized on a straight-line basis over 40 years. The fair value of net assets acquired is based on preliminary estimates which are subject to change.

     The fiscal 1998, 1997 and 1996 acquisitions, except for Commerce, which is being accounted for under the equity method, have been accounted for under the purchase method and have been included in the Company's consolidated statements of income from date of acquisition.

     Unaudited Pro Forma Results of Operations -- The following table summarizes on a pro forma basis the combined results of operations of the Company and its subsidiaries for fiscal years 1998 and 1997 as if the fiscal year 1998 and 1997 acquisitions were made on September 29, 1996. The pro forma results of operations also reflect pro forma adjustments for stock issued to facilitate the acquisitions, adjustments to conform inventory methods and facilities costs, for the amortization of goodwill and additional interest expense which would have been incurred. Although this pro forma combined information includes the results of operations of the acquisitions, it does not necessarily reflect the results of operations that would have occurred had the acquisitions been managed by the Company prior to their acquisition.

                          CENTRAL GARDEN & PET COMPANY

                                                      Fiscal Year Ended
                                                -----------------------------
                                                September 26,   September 27,
                                                    1998            1997
                                                -------------   -------------
                                                         (Unaudited)
                                                    (In thousands, except
                                                     per share amounts)
Net sales....................................      $1,396,521      $1,314,963
Gross profit.................................         315,777         297,006
Income from operations.......................          65,331          59,200
Income before taxes..........................          53,697          30,483
Net income...................................          31,137          17,728

Net income per share:
  Basic......................................      $     1.07      $     0.97
  Diluted....................................      $     1.05      $     0.94

Weighted average common shares outstanding:
  Basic......................................          29,228          18,231
  Diluted....................................          29,626          18,804

3. Concentration of Credit Risk and Significant Customers and Suppliers

  Customer Concentration -- Approximately 48%, 47% and 50% of the Company's net sales for fiscal years 1998, 1997 and 1996, respectively, were derived from sales to the Company's top ten customers. The Company's largest customer accounted for approximately 22%, 19% and 23% of the Company's net sales for fiscal years 1998, 1997 and 1996, respectively. The Company's second largest customer accounted for approximately 8%, 8% and 11% of the Company's net sales for fiscal years 1998, 1997 and 1996, respectively. The Company's third largest customer accounted for approximately 6% of the Company's net sales for fiscal year 1998. The loss of, or significant adverse change in, the relationship between the Company and these three customers could have a material adverse effect on the Company's business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company's inability to collect accounts receivable from any major customer could have a material adverse impact on the Company's business and financial results. As of September 26, 1998 and September 27, 1997, accounts receivable from the Company's top ten customers comprised 35% and 22%, respectively, of the Company's total accounts receivable.

  Supplier Concentration -- While the Company purchases products from over 1,000 different manufacturers and suppliers, approximately 42% of the Company's net sales in fiscal year 1998 were derived from products purchased from the Company's five largest suppliers. The Company believes that approximately 28%, 32% and 44% of the Company's net sales during fiscal years 1998, 1997 and 1996, respectively, were derived from sales of products purchased from Solaris, the Company's largest supplier. Because of the dependence of the Company on sales of Solaris products, future changes implemented by Solaris to its marketing and sales programs or any overall decrease in the sales of Solaris products could have a material adverse effect on the Company. The Solaris agreement runs through September 30, 1999.

                          CENTRAL GARDEN & PET COMPANY

4. Notes Payable

  The Company has a line of credit providing for aggregate borrowings of up to $150,000,000 through December 31, 1998 and for up to $100,000,000 after December 31, 1998, which expires on July 12, 2001. The available amount under the line of credit fluctuates based upon a specific asset borrowing base. At September 26, 1998 and September 27, 1997, balances of $6,956,000 and $72,000, respectively, were outstanding under this agreement, bearing interest at a rate related to the prime rate (8.50% at September 26, 1998 and 9.25% at September 27, 1997). Available borrowings at September 26, 1998 and September 27, 1997 were $143,044,000 and $74,928,000, respectively. This line is secured by substantially all of the Company's assets, and contains certain financial covenants requiring maintenance of minimum levels of working capital and net worth, and does not allow the Company to pay dividends. The Company was in compliance with such covenants at September 26, 1998 and September 27, 1997.

  The Company also has available through its Pennington subsidiary a $60,000,000 line of credit. As of September 26, 1998, the Company did not have any borrowings under this line of credit facility. Interest related to this line is based on a rate either equal to the prime rate or LIBOR plus .875%, at the Company's option. The line of credit contains certain restrictive financial covenants. The Company was in compliance with such covenants at September 26, 1998.

5. Long-Term Debt

  Long-term debt consists of the following:

                                                                                    September 26,   September 27,
                                                                                        1998            1997
                                                                                    -------------   -------------

                                                                                           (in thousands)
Convertible subordinated notes, interest at 6% payable semi-annually, principal due 2003; convertible at the option of the holder into shares of common stock of the Company, at any time prior to redemption or maturity, at a conversion price of $28.00 per share (equal to a conversion
  rate of 35.7143 shares per $1,000 principal amount of notes)..................         $115,000        $115,000
Industrial development revenue bonds due in annual sinking fund installments of $305,000 to $310,000 through July 2010, bearing interest at varying rates,
  secured by an unconditional letter of credit..................................            3,695              --
Industrial development revenue bonds due in annual sinking fund installments of $300,000 through December 2005, bearing interest at varying rates,
  secured by an unconditional letter of credit..................................            2,400              --
Mortgage note payable to bank, interest based on a formula (7.1% at
  September 26, 1998), principal and interest due in monthly installments
  through March 2012............................................................            1,785              --
Industrial development revenue bonds due in annual sinking fund installments ranging from $130,000 to $195,000 through July 2005, bearing interest at
  varying rates, secured by an unconditional letter of credit...................            1,295              --
Mortgage note payable to bank, interest based on a formula (7.2% at
  September 26, 1998), principal and interest due in monthly installments
  through December 2019.........................................................            1,038              --
Industrial development revenue bonds due in quarterly sinking fund installments of $30,000, with a final principal installment of $90,000 due
  March, bearing interest at varying rates, secured by an unconditional
  letter of credit..............................................................              720              --
Note payable to a former owner of an acquired company, interest at 10%,
  payable quarterly, principal due 2000.........................................              200             200
Other notes payable.............................................................              131              --
                                                                                         --------        --------
    Total.......................................................................          126,264         115,200
Less current portion of long-term debt..........................................            1,139              --
                                                                                         --------        --------
         Total..................................................................         $125,125        $115,200
                                                                                         ========        ========

                          CENTRAL GARDEN & PET COMPANY

  Principal repayments on long-term debt are scheduled as follows:

                                                              (in thousands)
Fiscal year:
   1999....................................................        $  1,139
   2000....................................................           1,241
   2001....................................................           1,040
   2002....................................................           1,048
   2003....................................................         116,058
   Thereafter..............................................           5,738
                                                                   --------
     Total.................................................        $126,264
                                                                   ========

6. Operating Leases

  The Company has operating lease agreements principally for office and warehouse facilities and equipment. Such leases have remaining terms, inclusive of renewal options, of 1 to 8 years. Rent expense for all operating leases amounted to $13,948,000, $12,669,000 and $9,896,000 for fiscal years 1998, 1997 and 1996, respectively.

  Certain facility leases have renewal options and provide for additional rent based upon increases in the Consumer Price Index.

  Aggregate minimum annual payments on noncancelable operating leases at September 26, 1998 are as follows:

                                                           (in thousands)
Fiscal year:
        1999...........................................            $13,228
        2000...........................................             12,843
        2001...........................................             11,617
        2002...........................................              8,671
        2003...........................................              5,234
        Thereafter.....................................              9,088
                                                                   -------
            Total......................................            $60,681
                                                                   =======

7. Income Taxes

  The provision for income taxes consists of the following:

                                              Fiscal Year Ended
                                  ------------------------------------------
                                  September 26,  September 27,  September 28,
                                      1998           1997           1996
                                  ------------   ------------   ------------
  Current:

    Federal....................        $15,277        $ 9,578         $4,523

    State......................          3,207          2,204          1,040
                                       -------        -------         ------
  Total........................         18,484         11,782          5,563

  Deferred.....................          5,918            983            454
                                       -------        -------         ------
        Total..................        $24,402        $12,765         $6,017
                                       =======        =======         ======

                          CENTRAL GARDEN & PET COMPANY

  A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate is as follows:

                                                              Fiscal Year Ended
                                                 ------------------------------------------
                                                 September 26,  September 27,  September 28,
                                                     1998           1997           1996
                                                 ------------   ------------   ------------
  Statutory rate...............................            35%            35%            34%
  State income taxes, net of federal benefit...             5              5              5
  Nondeductible expenses.......................             6              6              6
  Other........................................            (4)            (4)            (3)
                                                         ----           ----           ----
  Effective tax rate...........................            42%            42%            42%
                                                         ====           ====           ====

  Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                        September 26, 1998               September 27, 1997
                                                     -------------------------       --------------------------
                                                      Deferred      Deferred           Deferred      Deferred
                                                        Tax           Tax                Tax           Tax
                                                       Assets      Liabilities          Assets      Liabilities
                                                     -----------   -----------       ------------   -----------
  Current:
    Allowance for doubtful accounts receivable.....       $1,213                          $1,566
    Inventory reserves.............................          246                             973
    Prepaid expenses...............................                     $  473                           $  492
    Nondeductible reserves.........................        1,001                           2,823
    Net operating loss carryforwards...............                                           97
    Other..........................................          172                             369
                                                          ------        ------            ------         ------
        Total......................................        2,632           473             5,828            492
  Valuation allowance..............................                                          (25)
                                                          ------        ------            ------         ------
  Current..........................................        2,632           473             5,803            492
  Noncurrent:
    Depreciation and amortization..................                      5,137                            1,436
    Joint venture income...........................                        822
    Other..........................................                         63                82
                                                          ------        ------            ------         ------
  Noncurrent.......................................            -         6,022                82          1,436
                                                          ------        ------            ------         ------
        Total......................................       $2,632        $6,495            $5,885         $1,928
                                                          ======        ======            ======         ======

8. Shareholders' Equity

  At September 26, 1998, there were 1,000 shares of Series A convertible preferred stock ($.01 par value) authorized, of which none were outstanding. In July 1995, in connection with an agreement to become the master agent and distributor for Solaris, the Company received from Monsanto Company $900,000 in exchange for its issuance of 100 shares of Series A convertible preferred stock and a warrant to purchase up to 500,000 shares of common stock with an exercise price of $9.00 per share. Each share of Series A convertible preferred stock is entitled to a liquidation preference of $9,000 per share, is convertible into 1,000 shares of common stock, is entitled to an annual 5% cumulative dividend, votes together with common stock, and has a number of votes equal to the number of shares of common stock into which it is convertible. In July 1997, the Company redeemed the warrant for $7.0 million. In June 1998, the 100 shares of Series A convertible preferred stock were converted into 100,000 shares of common stock.

                          CENTRAL GARDEN & PET COMPANY

  At September 26, 1998, there were 3,000,000 shares of Class B stock ($.01 par value) authorized, of which 1,661,762 were outstanding. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and the holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B stock have certain conversion rights and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.

  At September 26, 1998, there were 80,000,000 shares of common stock ($.01 par value) authorized, of which 29,646,530 were outstanding.

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

  On August 8, 1997, the Company completed an offering which consisted of 5,540,000 shares of its common stock at $24.25 per share before deduction for underwriting commission and expenses related to the offering. The net proceeds were used to repay the Company's borrowings under its principal line of credit (including borrowings used for the acquisition of the flea and tick business of Sandoz Agro, Inc.) and to provide the Company with a source of funds for working capital and possible acquisitions of complementary businesses.

  On January 15, 1998, the Company completed an offering of 8,050,000 shares of its common stock at $26.25 per share before deduction for underwriting commission and expenses related to the offering. The net proceeds were used to finance recent acquisitions and for general corporate purposes.

  In August 1998, the Company's Board of Directors authorized the Company to repurchase up to $25 million of common shares. On December 18, 1998, the Company's Board of Directors increased the share repurchase program to a maximum of $55 million. As of December 18, 1998, the Company had repurchased 1,450,000 shares for a total of $18.6 million.

  In 1993, the Company adopted the Omnibus Equity Incentive Plan (the "Plan") which provided for the grant of options to key employees and consultants of the Company for the purchase of up to an aggregate of 900,000 shares of common stock of the Company. In 1995, the Company amended the Plan to increase the number of shares authorized for issuance by an additional 300,000, in 1996 the Company amended the Plan to increase the number of shares authorized for issuance by an additional 800,000 and in 1998 the Company further amended the Plan to increase the number of shares authorized for issuance by an additional 2,000,000. The Plan is administered by the Audit and Compensation Committee of the Board of Directors, comprised of outside independent directors only, who determine individual awards to be granted, vesting and exercise of share conditions.

  Additional Stock Plan Information - The Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

  SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net earnings and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996.

                          CENTRAL GARDEN & PET COMPANY

  These calculations require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of four years from date of grant; stock volatility, 59% in fiscal 1998 and 64% in fiscal 1997 and 1996; risk free interest rates, 5.83% in fiscal 1998, 6.07% in fiscal 1997 and 6.25% in fiscal 1996; and no dividends during the expected term.

  The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1998, fiscal 1997, and fiscal 1996 awards had been amortized to expense in the consolidated financial statements over the vesting period of the awards, pro forma net earnings would have been as follows:

                                                 Fiscal Year Ended
                                      ----------------------------------------
                                      September 26, September 27, September 28,
                                          1998          1997          1996
                                      ------------  ------------  ------------
  Pro forma net earnings...........    $31,398,000   $15,444,000    $8,054,000
  Net earnings per common share:
    Basic..........................    $      1.10   $      0.98    $     0.70
    Diluted........................    $      1.08   $      0.94    $     0.68

However, the impact of outstanding non-vested stock options granted prior to fiscal 1996 has been excluded from the pro forma calculation; accordingly, the fiscal 1998, fiscal 1997 and fiscal 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all stock options.

  Option activity under the Plan is as follows:

                                                                   Weighted
                                                     Number of      Average
                                                      Options    Exercise Price
                                                     ---------   --------------
Balance October 1, 1995                                570,551           $ 3.60
Granted (weighted average fair value of $7.93)         458,500            13.24
Exercised                                             (148,016)            3.51
Cancelled                                               (4,500)            7.24
                                                     ---------
Balance at September 28, 1996                          876,535             8.64
Granted (weighted average fair value of $10.65)        660,402            18.26
Exercised                                              (72,918)            3.15
Cancelled                                              (16,129)            9.25
                                                     ---------
Balance at September 27, 1997                        1,447,890            13.38
Granted (weighted average fair value of $13.32)        918,224            21.75
Exercised                                             (215,297)            5.28
Cancelled                                              (35,264)           14.84
                                                     ---------
Balance at September 26, 1998                        2,115,553            17.83
                                                     =========

Exercisable at September 27, 1997                      122,310             5.39
Exercisable at September 26, 1998                      265,474             9.14

                          CENTRAL GARDEN & PET COMPANY

                    Options Outstanding                        Options Exercisable
                    September 26, 1998                         September 26, 1998
--------------------------------------------------------      ---------------------
                                  Weighted
                                  Average       Weighted                   Weighted
     Range         Number of     Remaining      Average         Number     Average
  of Exercise       Options     Contractual     Exercise      of Options   Exercise
    Prices        Outstanding   Life (Years)     Price        Exercisable   Price
---------------   -----------   ------------   ---------      -----------  --------
$ 1.30 - $ 4.99       204,404            2.7      $ 2.76          101,624    $ 2.99
  5.00 -   9.99       119,750            1.1        6.12           80,250      5.59
 10.00 -  14.99       385,500            3.9       13.46            2,000     14.75
 15.00 -  19.99       507,260            2.9       17.18           22,500     17.19
 20.00 -  24.99       359,000            2.3       21.37           59,100     21.30
 25.00 -  33.94       539,639            3.6       27.52               --        --
                    ---------                                     -------    ------

$ 1.30 - $33.94     2,115,553            3.0      $17.83          265,474    $ 9.14
                    =========                                     =======    ======

  In October 1998, options to purchase 712,000 shares of common stock were repriced from a weighted average exercise price of $22.43 to an exercise price of $14.50 which was equal to the fair market value at the date of repricing.

  The Company has a 401(k) plan for which it accrued a contribution of $296,000 for fiscal year 1998 and contributed $293,000 for fiscal year 1997 and $209,000 for fiscal year 1996.

  9. Transactions with Related Parties

  The Company leases certain warehouse facilities and equipment from related entities which are controlled by the Company's principal shareholder. Rental expense under these leases totaled $156,000 annually in fiscal years 1998, 1997 and 1996, respectively.

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


                                     *****

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

  The information required by this item is incorporated by reference from pages 1, 2 and 3 of the Company's Definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." See also Item 1 above.

Item 11.  Executive Compensation

  The information required by this item is incorporated by reference from pages 3, 4 and 5 of the Company's Definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders under the caption "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The information required by this item is incorporated by reference from page 8 of the Company's Definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders under the caption "Ownership of Management and Principal Stockholders."

Item 13.  Certain Relationships and Related Transactions

  The information required by this item is incorporated by reference from page 5 of the Company's Definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders under the captions "Compensation Committee Interlocks and Insider Participation" and "Transactions with the Company."

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

              Consolidated Statements of Income

              Consolidated Statements of Cash Flows

              Consolidated Statements of Shareholders' Equity

              Notes to Consolidated Financial Statements

       (2) Consolidated Supplementary Financial Statement Schedule for the fiscal years ended September 26, 1998 and September 27, 1997:

          Independent Auditors' Report on Consolidated Supplementary Financial Statement Schedule

          Schedule II - Valuation and Qualifying Accounts

     All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

     (3)  Exhibits:

          See attached Exhibit Index.

  (b) The Company filed the following reports on Form 8-K during the fourth quarter of fiscal 1998:

      (1) A report dated June 26, 1998 disclosing the issuance of a press release with respect to the proposed sale by Monsanto to Scotts of a substantial portion of the Solaris lawn and garden business.

      (2) A report dated August 31, 1998 disclosing the issuance of a press release with respect to the Company's stock repurchase program.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Date:  December 23, 1998

                                            CENTRAL GARDEN & PET COMPANY


                                            By /s/ William E. Brown
                                            -----------------------------------
                                                   William E. Brown
                                                   Chairman of the Board


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

             Signature                               Capacity                                    Date
-----------------------------------   ---------------------------------------   --------------------------------------

/s/   William E. Brown                     Chairman and Chief Executive                   December 23, 1998
-----------------------------------    Officer (Principal Executive Officer)
William E. Brown

/s/   Robert B. Jones                     Vice President, Chief Financial                 December 23, 1998
-----------------------------------    Officer (Principal Financial Officer
Robert B. Jones                          and Principal Accounting Officer)


/s/   Glenn W. Novotny                               Director                             December 23, 1998
-----------------------------------
Glenn W. Novotny

/s/   Daniel P. Hogan, Jr.                           Director                             December 23, 1998
-----------------------------------
Daniel P. Hogan, Jr.

/s/   Lee D. Hines, Jr.                              Director                             December 23, 1998
-----------------------------------
Lee D. Hines, Jr.

/s/   Brooks M. Pennington, III                      Director                             December 23, 1998
-----------------------------------
Brooks M. Pennington, III

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors of Central Garden & Pet Company:

  We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the "Company") as of September 26, 1998 and September 27, 1997 and the related consolidated statements of income, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended September 26, 1998, and have issued our report thereon dated December 18, 1998; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated supplementary financial schedule of the Company listed in Item 14(a). This consolidated supplementary financial schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated supplementary financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

San Francisco, California
December 18, 1998

                                  SCHEDULE II

                          CENTRAL GARDEN & PET COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
                     Fiscal Years Ended September 26, 1998,
                   September 27, 1997 and September 28, 1996



                        COLUMN A                            COLUMN B              COLUMN C             COLUMN D      COLUMN E
                        --------                            --------              --------             --------      --------
                                                                                 ADDITIONS
                                                                         ------------------------
                                                           BALANCES AT   CHARGED TO    CHARGED TO                   BALANCES AT
                                                            BEGINNING    COSTS AND        OTHER                       END OF
                      DESCRIPTION                           OF PERIOD     EXPENSES      ACCOUNTS      DEDUCTIONS      PERIOD
                      -----------                          -----------   ----------    ----------     ----------     ----------
AMOUNTS DEDUCTED FROM ASSETS TO
WHICH THEY APPLY:
YEAR ENDED SEPTEMBER 28, 1996                                 4,161        1,708          517(1)        1,108           5,278
  ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE............
YEAR ENDED SEPTEMBER 27 1997                                  5,278        1,950          450(1)        2,474           5,204
  ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE............
YEAR ENDED SEPTEMBER 26, 1998                                 5,204        2,138        3,266(1)        4,150           6,458
  ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE............

NOTE: (1) RECORDED ON THE BOOKS OF COMPANIES ACQUIRED

                                 EXHIBIT INDEX

  Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

Exhibit
Number                                  Exhibit
-------                                 -------

3.1 Third Amended and Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3.1 to Registration Statement No. 33-98544).

3.1.1 Certificate of Amendment of Third Amended and Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3.1.1 to Registration Statement No. 333-46437).

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

4.3 Registration Rights Agreement dated as of November 15, 1996 among the Company, Alex. Brown & Sons Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Hambrecht & Quist LLC and Wasserstein Perella Securities (Incorporated by reference from Exhibit 4.2 to Registration Statement No. 333-21603).

10.1 Lease between Central Garden Supply and Road 80 Investors dated as of December 31, 1985 (Incorporated by reference from Exhibit 10.11 to Registration Statement No. 33-48070).

10.2 Amendment to Lease between Central Garden & Pet and Road 80 Investors dated as of May 29, 1998.

10.3 Supplementary Retirement Benefit Agreement for Key Employees between Central Garden & Pet Supply Company and Glenn W. Novotny dated as of July 1, 1991 (Incorporated by reference from Exhibit 10.12 to Registration Statement No. 33-48070).

10.4 Supplementary Retirement Benefit Agreement for Key Employees between Central Garden & Pet Supply Company and Neill J. Hines dated as of July 1, 1991 (Incorporated by reference from Exhibit 10.13 to Registration Statement No. 33-48070).

10.5 Form of Indemnification Agreement between Registrant and Executive Officers and Directors (Incorporated by reference from Exhibit 10.18 to Registration Statement No. 33-48070).

10.6 Loan and Security Agreement by and among Congress Financial Corporation (Western) and Central Garden & Pet Company, Matthews Redwood and Nursery Supply, Inc., Four Paws Products, Ltd. and Ezell Nursery Supply, Inc., dated December 17, 1997 (Incorporated by reference from Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27,
      1998).

10.7 Intercreditor Agreement between Congress Financial Corporation (Western) and Monsanto Corporation dated as of January 28, 1994 (Incorporated by reference to Exhibit 10.32.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1993).

10.8  Forms of Restricted Stock Grant Agreements (Incorporated by reference from
      Exhibit 10.35 to Registration Statement No. 33-48070).*

10.9 1993 Omnibus Equity Incentive Plan, as amended (Incorporated by reference to Exhibits 4.1 to the Company's Registration Statements Nos. 33-7236, 33-89216, 333-1238 and 333-41931).

10.10 Master Agreement by and between The Solaris Group, a Strategic Business Unit of Monsanto Company, and the Company dated July 21, 1995 (Incorporated by reference to Exhibit 10.66 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1995).

10.11 Exclusive Agency and Distributor Agreement by and between The Solaris Group and the Company dated July 21, 1995 (Incorporated by reference to Exhibit 10.68 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1995).

10.12 Compensation Agreement by and between The Solaris Group and Central Garden & Pet Company dated July 21, 1995 (Incorporated by reference to Exhibit
      10.69 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1995).

10.13 Stock Purchase Agreement dated as of December 17, 1996 among the Company and the stockholder of Four Paws Products, Ltd. (Incorporated by reference to Exhibit 1.2 to the Company's Report on Form 8-K dated January 20,
      1997).

10.14 Amended and Restated Asset Purchase Agreement among Novartis Inc. and the Company dated as of February 3, 1997, as amended by Amendment No. 1 thereto, dated as of April 22, 1997, and Amendment No. 2 thereto, dated as of May 23, 1997 (Incorporated by reference to Exhibit 1.2 to the Company's Report on Form 8-K dated May 26, 1997).

10.15 Stock Purchase Agreement dated as of December 10, 1997 among the Company and the shareholders of Kaytee Products Incorporated (Incorporated by reference to Exhibit 1.2 to the Company's Report n Form 8-K dated December 16, 1997).

10.16 Stock Purchase Agreement dated as of December 5, 1997 among the Company and the shareholders of T.F.H. Publications, Inc. (Incorporated by reference to Exhibit 1.2 to the Company's Report on Form 8-K/A dated December 18, 1997)

10.17 Agreement and Plan of Reorganization dated as of February 17, 1998 among Pennington Seed, Inc., the stock holders of Pennington Seed, Inc., the Company and PS Sub, Inc. (Incorporated by reference to Exhibits 99.1 and
      99.2 the Company's Report on Form 8-K dated February 27, 1998).

10.18 Nonemployee Director Stock Option Plan (Incorporated by reference to
      Exhibit 4.1 of Registration Statement No. 333-09865).

10.19 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 of Registration Statement No. 333-26387).

12    Statement re Computation of Ratios of Earnings to Fixed Charges

21    List of Subsidiaries

23    Independent Auditors' Consent

27    Financial Data Schedule
____________________