Form 10-K/A
period 1998-09-26
CENTRAL GARDEN & PET COMPANY
filed 1999-01-20
CIK 887733

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               _________________

                                  FORM 10-K/A

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

  The information required by this item is incorporated by reference from pages 2 and 3 of the Company's Definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." See also Item 1 above.

Item 11.  Executive Compensation

  The information required by this item is incorporated by reference from pages 3, 4 and 5 of the Company's Definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders under the caption "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The information required by this item is incorporated by reference from page 11 of the Company's Definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders under the caption "Ownership of Management and Principal Stockholders."

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

  Date:  January 19, 1999

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

             Signature                               Capacity                                    Date
-----------------------------------   ---------------------------------------   --------------------------------------

/s/   William E. Brown                     Chairman and Chief Executive                   January 19, 1999
-----------------------------------    Officer (Principal Executive Officer)
William E. Brown

/s/   Robert B. Jones                     Vice President, Chief Financial                 January 19, 1999
-----------------------------------    Officer (Principal Financial Officer
Robert B. Jones                          and Principal Accounting Officer)


/s/   Glenn W. Novotny                               Director                             January 19, 1999
-----------------------------------
Glenn W. Novotny

/s/   Daniel P. Hogan, Jr.                           Director                             January 19, 1999
-----------------------------------
Daniel P. Hogan, Jr.

/s/   Lee D. Hines, Jr.                              Director                             January 19, 1999
-----------------------------------
Lee D. Hines, Jr.

/s/   Brooks M. Pennington, III                      Director                             January 19, 1999
-----------------------------------
Brooks M. Pennington, III

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

10.18 Nonemployee Director Stock Option Plan (Incorporated by reference to
      Exhibit 4.1 of Registration Statement No. 333-09865).

10.19 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 of Registration Statement No. 333-26387).

10.20 Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III.

12    Statement re Computation of Ratios of Earnings to Fixed Charges

21    List of Subsidiaries

23    Independent Auditors' Consent

27    Financial Data Schedule
____________________