Form 10-Q
period 1998-12-26
CENTRAL GARDEN & PET COMPANY
filed 1999-02-09
CIK 887733

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            December 26, 1998
                                 ----------------------------------------------

                                      or

[ ] TRANSITION REPORT PURSUANT OF SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    --------------------

Commission File Number:                     0 - 20242
                        --------------------------------------------------------

                         CENTRAL GARDEN & PET COMPANY
--------------------------------------------------------------------------------

           Delaware                                           68-0275553
--------------------------------------------------------------------------------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)

        3697 Mt. Diablo Blvd., Suite 310, Lafayette, California  94549
--------------------------------------------------------------------------------
                   (Address of principle executive offices)

--------------------------------------------------------------------------------

                                (925) 283-4573
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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
                                                                     [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of December 26, 1998       27,625,490

Class B Stock Outstanding as of December 26, 1998       1,661,762

CENTRAL GARDEN & PET COMPANY                                          FORM 10-Q



                               TABLE OF CONTENTS

                        PART 1.   FINANCIAL INFORMATION
                        -------------------------------


1.   Financial Statements

     Condensed Consolidated Balance Sheets
        September 26, 1998 and December 26, 1998

     Consolidated Statements of Cash Flows
        Three Months Ended December 27, 1997 and December 26, 1998

     Consolidated Statements of Operations
        Three Months Ended
        December 27, 1997 and December 26, 1998

     Notes to Consolidated Financial Statements

2. Management's Discussion and Analysis of Financial Condition and Results of Operations

3.   Quantitative and Qualitative Disclosures About Market Risk


                          PART II.   OTHER INFORMATION
                          ----------------------------

1.   Legal Proceedings

2.   Changes in Securities and Use of Proceeds

3.   Defaults Upon Senior Securities

4.   Submission of Matter to a Vote of Securities Holders

5.   Other Information

6.   Exhibits and Reports on Form 8-K

                         CENTRAL GARDEN & PET COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                     (In thousands, except share amounts)

                                                                September 26,                December 26,
                                                                    1998                         1998
                                                            --------------------         --------------------
                ASSETS
Current Assets:
  Cash & cash equivalents                                         $ 10,328                  $    2,891
  Accounts receivable (less allowance for doubtful
    accounts of $6,458 and $6,475)                                 142,293                     133,150
  Inventories                                                      292,809                     410,442
  Prepaid expenses and other assets                                 26,884                      25,534
                                                            --------------------         --------------------
       Total current assets                                        472,314                     572,017

Land, Buildings, Improvements and Equipment - net                   86,382                      89,026

Goodwill - net                                                     339,430                     337,317

Other Assets                                                        30,574                      42,792
                                                            --------------------         --------------------
Total                                                             $928,700                  $1,041,152
                                                            ====================         ====================

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                                   $  6,956                  $   38,681
  Accounts payable                                                 153,739                     260,649
  Accrued expenses                                                  32,767                      33,788
  Current portion of long-term debt                                  1,139                       1,120
                                                            --------------------         --------------------

       Total current liabilities                                   194,601                     334,238

Long-Term Debt                                                     125,125                     124,786

Deferred Income Taxes and Other Long-Term
  Obligations                                                       20,200                      20,191

Commitments and Contingencies                                            -                           -

Shareholders' Equity:
  Preferred stock, $.01 par value: 1,000,000 shares
    authorized; no shares outstanding September 26,
    1998 and December 26, 1998                                           -                           -
  Class B stock, $.01 par value: 1,661,762 shares outstanding
    September 26, 1998 and December 26, 1998                            16                          16
  Common stock, $.01 par value: 29,718,530 issued and 29,646,530 outstanding September 26, 1998; 29,772,490 issued and
    27,625,490 outstanding December 26, 1998                           298                         298
  Additional paid-in capital                                       519,933                     520,186
  Retained earnings                                                 69,984                      69,549
  Treasury Stock, at cost                                           (1,418)                    (28,091)
  Restricted stock deferred compensation                               (39)                        (21)
                                                            --------------------          --------------------
       Total shareholders' equity                                  588,774                     561,937
                                                            --------------------          --------------------

Total                                                             $928,700                  $1,041,152
                                                            ====================          ====================

                See notes to consolidated financial statements

                         CENTRAL GARDEN & PET COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                Three Months Ended

                                                                   December 27,                 December 26,
                                                                       1997                         1998
                                                                ------------------          --------------------
Cash Flows From Operating Activities:
  Net Loss                                                            $    (519)                    $    (435)
  Adjustments to reconcile net loss to net cash
      provided by operating activities:
    Depreciation and amortization                                         1,701                         5,112
    Change in assets and liabilities:
      Receivables                                                        (5,465)                        9,143
      Inventories                                                       (71,190)                     (117,633)
      Prepaid expenses and other assets                                  (2,047)                        2,157
      Accounts payable                                                   20,137                       106,910
      Accrued expenses and other liabilities                               (590)                        1,012
                                                                ------------------          --------------------

    Net cash provided (used) in operating activities                    (57,973)                        6,266


Cash Flows From Investing Activities:
  Additions to land, buildings, improvements and equipment               (1,767)                       (5,393)
  Payment to acquire company, held in escrow account                          -                       (13,275)
  Payments to acquire companies, net of cash acquired                  (137,911)                            -
                                                                ------------------          --------------------

    Net cash used in investing activities                              (139,678)                      (18,668)


Cash Flows From Financing Activities:
  Proceeds from (repayments of) notes payable - net                          39                        31,725
  Repayments of long-term debt                                                -                          (358)
  Proceeds from issuance of stock - net                                 175,343                           253
  Payments to reacquire stock                                                 -                       (26,655)
                                                                ------------------          --------------------

    Net cash provided by financing activities                           175,382                         4,965


Net Decrease in Cash                                                    (22,269)                       (7,437)

Cash at Beginning of Period                                             100,125                        10,328
                                                                ------------------          --------------------

Cash at End of Period                                                 $  77,856                     $   2,891
                                                                ==================          ====================

Supplemental Information:
  Cash paid for interest                                              $     210                     $     288
  Cash paid for income taxes                                                147                            42
  Assets (excluding cash) acquired through purchase of
    companies                                                            63,562                             -
  Liabilities assumed through purchase of companies                      49,112                             -

                See notes to consolidated financial statements

                         CENTRAL GARDEN & PET COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                              Three Months Ended

                                                   December 27,                    December 26,
                                                      1997                            1998
                                           -------------------------       -------------------------
Net Sales                                           $138,827                         $228,021
Cost of Goods Sold and Occupancy                     105,505                          171,540
                                           -------------------------       -------------------------
  Gross profit                                        33,322                           56,481

Selling, General and
  Administrative Expenses                             33,289                           54,891
                                           -------------------------       -------------------------

Income from Operations                                    33                            1,590

Interest Expense - Net                                   927                            2,341
                                           -------------------------       -------------------------
Loss before income taxes                                (894)                            (751)

Income Taxes                                            (375)                            (316)

                                           -------------------------       -------------------------
  Net Loss                                          $   (519)                        $   (435)
                                           =========================       =========================
Net Loss per Share
  Basic and Diluted                                 $  (0.02)                        $  (0.01)
                                           =========================       =========================

                          Central Garden & Pet Company
                   Notes to Consolidated Financial Statements
                      Three Months Ended December 26, 1998
                                  (Unaudited)


1.   Basis of Presentation
     ---------------------

     The condensed consolidated balance sheet as of December 26, 1998 and the consolidated statements of operations and cash flows for the three months ended December 26, 1998 and December 27, 1997 have been prepared by the Company, without audit. The condensed consolidated balance sheet as of September 26, 1998 has been derived from the audited financial statements of the Company for the year ended September 26, 1998. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

     Due to the seasonal nature of the Company's business, the results of operations for the three months ended December 26, 1998 are not indicative of the operating results that may be expected for the year ending September 25, 1999.

     It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company's 1998 Annual Report which has previously been filed with the Securities and Exchange Commission.


2.   Share Repurchase Program
     ------------------------

     On December 18, 1998, the Company's Board of Directors authorized the Company to increase the share repurchase program up to a maximum of $55 million of common shares. During the three-month period ended December 26, 1998, the Company repurchased 2,100,000 shares for a total of $26.7 million. As of February 8, 1999, the Company had purchased an additional 1,060,000 shares for a total of $14.0 million.


3.   Earnings Per Share
     ------------------

     The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income from continuing operations:

                        For the Three-Month Period Ended December 26, 1998

                                Net                           Per-Share
                               Loss           Shares          Amount

     Basic and Diluted EPS   $(435,000)     31,227,000        $(0.01)

                        For the Three-Month Period Ended December 27, 1997

                                Net                          Per-Share
                               Loss           Shares         Amount

     Basic and Diluted EPS   $(519,000)     21,318,000        $(0.02)

     Options to purchase 2,037,930 and 1,388,308 shares of common stock at prices ranging from $1.30 to $33.94 per share were outstanding during the three-month periods ended December 26, 1998 and December 27, 1997, respectively, but were not included in the computation of diluted EPS because the assumed exercise would have been anti-dilutive in each period. Shares of common stock from the assumed conversion of the Company's convertible securities totaling 4,107,143 were also not included in the computation of diluted EPS for the three-month periods ended December 26, 1998 and December 27, 1997 because the assumed conversion would have been anti-dilutive.


4.   Prior Year Acquisitions
     -----------------------

     The following table summarizes on a pro forma basis the combined results of operations of the Company as if the Kaytee Products, TFH Publications and Pennington Seed, Inc. acquisitions made during fiscal 1998 had occurred on September 29, 1996. The pro forma results of operations also reflects pro forma adjustments for cash paid and stock issued to facilitate the acquisitions and for the amortization of goodwill. Although this pro forma combined information includes the results of operations of the acquisitions, it does not necessarily reflect the results of operations that would have occurred had the companies been managed by the Company prior to their acquisition.


                                Three Months Ended
                                    December 27,
                                       1997
                                ------------------
                                  (In thousands,
                                    except per
                                  share amounts)

      Net Sales                    $208,156
      Gross profit                   55,738
      Income from operations            612
      Loss before income taxes       (5,276)
      Net Loss                     $ (3,069)

      Net Loss per Share
        Basic and Diluted          $  (0.14)

5.   New Accounting Pronouncements
     -----------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in either assets or liabilities. This statement is effective for fiscal years beginning after June 15, 1999 and is not to be applied retroactively to financial statements for prior periods. If adopted at December 26, 1998, the application of the standard would not have had a material effect on the Company's consolidated financial position or results of operations.

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

Monsanto has announced that it sold its Solaris lawn and garden business exclusive of its Roundup herbicide products for consumer use to The Scotts Company ("Scotts") and that it has entered into a separate, long-term, exclusive agreement pursuant to which Monsanto will continue to make Roundup herbicide products for consumer use and Scotts will market the products. Scotts has been for many years a substantial supplier to the Company and, in connection with its direct sales, a substantial purchaser of the Company's services.

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

The sale of the Solaris business by Monsanto and the approaching end of the Solaris Agreement subject the Company's lawn and garden business to significant uncertainties. These include the negotiation of new relationships with Scotts and the final accounting for all issues between the Company and Monsanto under the Solaris Agreement, such as the amounts receivable from Monsanto for cost reimbursements, payments for cost reductions and payments for services; the amounts payable to Monsanto for inventory; and responsibility for obsolete inventory and for non-payment by Solaris' direct sales accounts. The resolution of such uncertainties could have a material effect, either positive or negative, on the Company's results of operations.


                     Three Months Ended December 26, 1998
              Compared with Three Months Ended December 27, 1997

Net sales for the three months ended December 26, 1998 increased by 64.2% or $89.2 million from $138.8 million for the comparable fiscal 1998 period. The $89.2 million increase includes approximately $74.8 million attributable to companies acquired subsequent to November 1997. The sales increase related to existing operations, $14.4 million, was largely attributable to the sale of lawn and garden products of which a substantial portion were shipped to retail distribution centers.

Gross profit increased by 69.5% or $23.2 million from $33.3 million during the three months ended December 27, 1997 to $56.5 million for the three months ended December 26, 1998. The increase in gross profit relates principally to the newly acquired operations. Gross profit as a percentage of net sales increased from 24.0% in the quarter ended December 27, 1997 to 24.8% for the comparable fiscal 1999 period. The increase in gross margin as a percentage of net sales was attributable to the newly acquired branded products businesses which generate a higher gross margin percent by lawn and garden and pet supplies products. Gross margin as a percentage of net sales related to lawn and garden products decreased from 18.6% in the quarter ended December 27, 1997 to 16.8% in the comparable fiscal 1999 quarter. The decrease is primarily the result of significantly greater sales to retail distribution centers which carry a lower gross margin. As future sales to retail distribution centers decrease in relation to total lawn and garden sales, gross profit as a percentage of net sales of lawn and garden products should return to historical levels.

For the three months ended December 26, 1998, selling, general and administrative expenses increased by $21.6 million from $33.3 million for the comparable fiscal 1999 quarter. A majority of the increase is attributable to the newly acquired businesses. As a percentage of net sales, these expenses increased slightly from 24.0% during the quarter ended December 27, 1997 to 24.1% for the quarter ended December 26, 1998. Selling, general and administrative expenses as a percentage of net sales attributable to existing operations was 23.1% for the fiscal 1999 quarter.

Net interest expense for the quarter ended December 26, 1998 increased by $1.4 million from $.9 million for the three months ended December 27, 1997 to $2.3 million. The increase is net interest expense is the result of a reduction in interest income and an increase in interest expense due to cash used, and borrowings incurred, associated with the newly acquired businesses. Funds which were invested in short-term securities during the first fiscal quarter of 1998 were subsequently used to acquire the new operations. Average short-term borrowings for the three months ended December 26, 1998 were $14.0 million compared with $5.3 million for the similar fiscal 1998 quarter. Average interest rates on short-term borrowings were 8.2% and 9.4%, respectively.

The Company's effective income tax rate was 42.0% for both periods.

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

The Company will use primarily internal resources to reprogram or replace and test its information systems for Year 2000 compliance. In addition, the Company will use certain external resources to replace outdated information systems at certain of its subsidiaries' operations. The Company expects that the majority of the systems changes will be completed by June of 1999, and that the remaining issues will be resolved by the summer of 1999.

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

Contingency Plans. The Company's Year 2000 plan includes the development of contingency plans in the event that the Company has not completed all of its remediation plans in a timely manner or any third parties who provide goods or services essential to the Company's business fail to appropriately address their Year 2000 issues. The Company expects to conclude the development of these contingency plans by the end of the third quarter of 1999.

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

For the three months ended December 26, 1998, the Company generated cash from operating activities of $6.3 million principally relating to the normal cycle of accounts receviable collection, offset by inventory build up. Net cash used in investing activities of $18.7 million resulted from a $13.3 million payment held in escrow in December 1998 for an acquisition completed in January 1999, and from the acquisition of office and warehouse equipment. Cash generated from financing activities of $5.0 million consisted principally of borrowings of $31.7 million of short-term debt offset by repayments of $26.7 million to acquire treasury shares.

The Company has a $100 million line of credit with Congress Financial Corporation (Western). The available amount under the line of credit fluctuates based upon a specific asset borrowing base. The line of credit bears interest at a rate equal to the prime rate per annum and is secured by substantially all of the Company's assets. At December 26, 1998, the Company had $38.8 million outstanding borrowings and had $61.2 million of available borrowing capacity under this line. The Company's line of credit contains certain financial covenants such as minimum net worth and minimum working capital requirements. The line also requires the lender's prior written consent to any acquisition of a business. In connection with the acquisition of one company in fiscal 1998, the Company assumed a $60.0 million line of credit, of which $60.0 million was available at December 26, 1998.

The Company believes that cash flow from operations, funds available under its line of credit and arrangements with suppliers will be adequate to fund its presently anticipated working capital requirements for the foreseeable future. The Company anticipates that its capital expenditures will not exceed $15.0 million for the next 12 months.

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


ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company believes there has been no material change in its exposure to market risk from that discussed in the Company's 1998 Consolidated Financial
Statements and Annual Report on Form 10-K for the year ended September 26, 1998.

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

ITEM 1.   Legal Proceedings
          Not Applicable

ITEM 2.   Changes in Securities and Use of Proceeds
          Not Applicable

ITEM 3.   Defaults Upon Senior Securities
          Not Applicable

ITEM 4.   Submission of Matter to a Vote of Securities Holders
          Not Applicable

ITEM 5.   Other Information
          Not Applicable

ITEM 6.   Exhibits and Reports on Form 8-K

          (a) The following report on Form 8-K was filed during the quarter ended December 26, 1998.

              (1) On December 21, 1998, the Company filed a report on Form 8-K dated December 18, 1998, disclosing that the Company' Board of Directors has authorized an increase of $30 million in the Company's share repurchase program, bringing the existing program from $25 million to $55 million.

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



                                         CENTRAL GARDEN & PET COMPANY
                                    -------------------------------------------
                                                   Registrant




                                    Dated:  February 9, 1999




                                    -------------------------------------------
                                    William E. Brown, Chairman of the Board and
                                    Chief Executive Officer


                                    /s/ Robert B. Jones
                                    -------------------------------------------
                                    Robert B. Jones, Vice President-Finance and
                                    Chief Financial Officer