Form 10-Q
period 1999-03-27
CENTRAL GARDEN & PET COMPANY
filed 1999-05-11
CIK 887733

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1034

For the quarterly period ended              March 27, 1999
                               -------------------------------------------------

                                      or

[_] TRANSITION REPORT PURSUANT OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to_______________________

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

________________________________________________________________________________

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of March 27, 1999         26,485,387

Class B Stock Outstanding as of March 27, 1999         1,660,919

CENTRAL GARDEN & PET COMPANY                            FORM 10-Q


                               TABLE OF CONTENTS

                        PART 1. FINANCIAL INFORMATION
                        -----------------------------


1.   Financial Statements

     Condensed Consolidated Balance Sheets
          September 26, 1998 and March 27, 1999

     Condensed Consolidated Statements of Cash Flows
          Six Months Ended March 28, 1998 and March 27, 1999

     Consolidated Statements of Income
          Three and Six Months Ended
          March 28, 1998 and March 27, 1999

     Notes to Condensed Consolidated Financial Statements

2. Management's Discussion and Analysis of Financial Condition and Results of Operations

3.   Quantitative and Qualitative Disclosures About Market Risk


                         PART II. OTHER INFORMATION
                         --------------------------

1.   Legal Proceedings

2.   Changes in Securities and Use of Proceeds

3.   Defaults Upon Senior Securities

4.   Submission of Matter to a Vote of Securities Holders

5.   Other Information

6.   Exhibits and Reports on Form 8-K

     Exhibit Index

                         CENTRAL GARDEN & PET COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                                             SEPTEMBER 26,         MARCH 27,
                                                                                                 1998                1999
                                                                                            ----------------   ----------------
                                        ASSETS
CURRENT ASSETS:
      Cash & cash equivalents                                                                $       10,328    $         3,565
      Accounts receivable (less allowance for doubtful
               accounts of $6,458 and $6,782)                                                       142,293            275,160
      Inventories                                                                                   292,809            409,051
      Prepaid expenses and other assets                                                              26,884             22,090
                                                                                             ---------------   ----------------

                   Total current assets                                                             472,314            709,866

LAND, BUILDINGS, IMPROVEMENTS AND EQUIPMENT - NET                                                    86,382             92,809

GOODWILL                                                                                            339,430            347,148

OTHER ASSETS                                                                                         30,574             25,157
                                                                                             ---------------   ----------------

TOTAL                                                                                        $      928,700    $     1,174,980
                                                                                             ===============   ================

                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Notes payable                                                                          $        6,956    $        74,410
      Accounts payable                                                                              153,739            353,143
      Accrued expenses                                                                               32,767             42,334
      Current portion of long-term debt                                                               1,139                604
                                                                                             ---------------   ----------------

                   Total current liabilities                                                        194,601            470,491

LONG-TERM DEBT                                                                                      125,125            125,576

DEFERRED INCOME TAXES AND OTHER LONG-TERM
      OBLIGATIONS                                                                                    20,200             17,542

COMMITMENTS AND CONTINGENCIES                                                                          ----               ----

SHAREHOLDERS'  EQUITY:
      Preferred stock, $.01 par value: none outstanding at September 26, 1998 and
          March 27, 1999                                                                               ----               ----
      Class B stock, $.01 par value: 1,661,762 shares outstanding September 26, 1998,
          1,660,919 shares outstanding March 27, 1999                                                    16                 17
      Common stock, $.01 par value: 29,718,530 issued and 29,646,350 outstanding at
          September 26, 1998; 30,010,287 issued and 26,485,387 outstanding at                           298                300
          March 27, 1999
      Additional paid-in capital                                                                    519,933            522,719
      Retained earnings                                                                              69,984             85,097
      Treasury stock                                                                                 (1,418)           (46,749)
      Restricted stock deferred compensation                                                            (39)               (13)
                                                                                             ---------------   ----------------
                   Total shareholders' equity                                                       588,774            561,371
                                                                                             ---------------   ----------------

TOTAL                                                                                        $      928,700    $     1,174,980
                                                                                             ===============   ================

           See notes to condensed consolidated financial statements

                         CENTRAL GARDEN & PET COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                                                                 SIX MONTHS ENDED

                                                                                       MARCH 28,                 MARCH 27,
                                                                                         1998                      1999
                                                                                     --------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                                                      $      11,840          $       15,113
      Adjustments to reconcile net income to net cash
               used by operating activities:
          Depreciation and amortization                                                       5,166                   9,695
          Change in assets and liabilities:
               Receivables                                                                  (77,459)               (130,621)
               Inventories                                                                  (92,128)               (112,837)
               Prepaid expenses and other assets                                             (5,478)                 10,655
               Accounts payable                                                             114,524                 198,163
               Accrued expenses                                                              (5,744)                  4,903
                                                                                     ---------------        ----------------

          Net cash used in operating activities                                             (49,279)                 (4,930)


CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to land, buildings, improvements and equipment                               (5,617)                (11,182)
      Payments to acquire companies, net of cash acquired                                  (217,163)                (13,827)
                                                                                     ---------------        ----------------

          Net cash used in investing activities                                            (222,780)                (25,009)


CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings (repayments) of notes payable - net                                         (5,624)                 67,454
      Repayments of long-term debt                                                           (3,705)                    (84)
      Payments to reacquire stock                                                                 0                 (45,331)
      Proceeds from issuance of stock - net                                                 204,364                   1,137
                                                                                     ---------------        ----------------

          Net cash provided by financing activities                                         195,035                  23,176


NET DECREASE IN CASH                                                                        (77,024)                 (6,763)

CASH AT BEGINNING OF PERIOD                                                                 100,125                  10,328
                                                                                     ---------------        ----------------

CASH AT END OF PERIOD                                                                 $      23,101          $        3,565
                                                                                     ===============        ================


SUPPLEMENTAL INFORMATION:
      Cash paid for interest                                                          $       4,556          $        4,729
      Cash paid for income taxes                                                              7,113                   1,316
      Assets (excluding cash) acquired through purchase of subsidiaries                     220,217                   6,251
      Liabilities assumed through purchase of subsidiaries                                  165,840                   3,274

           See notes to condensed consolidated financial statements

                         CENTRAL GARDEN & PET COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     SIX MONTHS ENDED                       THREE MONTHS ENDED
                                              MARCH 28,           MARCH 27,            MARCH 28,            MARCH 27,
                                                1998                1999                 1998                 1999
                                          --------------       --------------       --------------       --------------
Net Sales                                  $    494,983         $    675,126         $    356,156         $    447,105
Cost of Goods Sold and Occupancy                385,863              516,385              280,358              344,845
                                          --------------       --------------       --------------       --------------
       Gross profit                             109,120              158,741               75,798              102,260

Selling, General and
       Administrative Expenses                   86,085              127,259               52,796               72,367
                                          --------------       --------------       --------------       --------------
       Income from operations                    23,035               31,482               23,002               29,893

Interest Expense - Net                           (2,623)              (5,425)              (1,696)              (3,084)
                                          --------------       --------------       --------------       --------------


Income before income taxes                       20,412               26,057               21,306               26,809

Income Taxes                                      8,572               10,944                8,947               11,260

                                          --------------       --------------       --------------       --------------
       Net Income                          $     11,840         $     15,113         $     12,359         $     15,549
                                          ==============       ==============       ==============       ==============


Net Income per Common
       Share Outstanding
       Basic                               $       0.46         $       0.51         $       0.41         $       0.55
                                          ==============       ==============       ==============       ==============
       Diluted                             $       0.45         $       0.50         $       0.39         $       0.51
                                          ==============       ==============       ==============       ==============

           See notes to condensed consolidated financial statements

                         CENTRAL GARDEN & PET COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               Three Months and Six Months Ended March 27, 1999
                                  (Unaudited)


1.   Basis of Presentation
     ---------------------

     The condensed consolidated balance sheet as of March 27, 1999, the consolidated statements of income for both the three and six months ended March 27, 1999 and March 28, 1998, and the condensed consolidated statements of cash flows for the six months ended March 27, 1999 and March 28, 1998 have been prepared by the Company, without audit. The condensed consolidated balance sheet as of September 26, 1998 has been derived from the audited financial statements of the Company for the year ended September 26, 1998. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

     Due to the seasonal nature of the Company's business, the results of operations for the three months ended March 27, 1999 are not indicative of the operating results that may be expected for the year ending September 25, 1999.

     It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company's 1998 Annual Report which has previously been filed with the Securities and Exchange Commission.


2.   Share Repurchase Program
     ------------------------

     On December 18, 1998, the Company's Board of Directors authorized the Company to increase the share repurchase program up to a maximum of $55 million of common shares. On January 4, 1999, the Company's Board of Directors authorized another increase in the share repurchase program, up to a maximum of $80 million of common shares. During the three and six month periods ended March 27, 1999, the Company repurchased 1,377,900 and 3,452,900 shares for a total of $18.6 and $45.3 million, respectively. As of May 6, 1999, the Company had purchased an additional 382,950 shares for a total of $5.7 million.

3.   Earnings Per Share
     ------------------

     The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income from continuing operations:

                                          Three Months Ended                                     Six Months Ended
                                            March 27, 1999                                        March 27, 1999

                                             Income      Shares     Per Share              Income      Shares   Per Share
     Basic EPS:
        Net Income                           $15,549     28,475      $0.55                $15,113      29,851     $0.51

     Effect of Dilutive Securities:
       Options to purchase
         Common stock                                       251                                           301
       Convertible Notes                     $ 1,079      4,107                           $ 2,158       4,107

     Diluted EPS:
       Net income attributed
         to common
         shareholders                        $16,628     32,833      $0.51                $17,271      34,259     $0.50

                                                             Three Months Ended                              Six Months Ended
                                                               March 28, 1998                                 March 28, 1998

                                                   Income      Shares      Per Share                  Income    Shares   Per Share
     Basic EPS:
        Net Income                                 $12,359     30,151        $0.41                    $11,840   25,734    $0.46

     Effect of Dilutive Securities:
       Options to purchase
         Common stock                                             464                                              420
       Convertible Notes                           $ 1,079      4,107                                     ---      ---
       Series A Convertible
         Preferred Stock                                          100                                              100


     Diluted EPS:
       Net income attributed
         to common
         shareholders                              $13,438     34,822        $0.39                    $11,840   26,254    $0.45

Shares of common stock from the aassumed conversion of the Company's convertible securities totaling 4,107,143 were not included in the computation of diluted EPS for the six-month period ended March 28, 1998 because the assumed conversion would have been anti-dilutive.

4.   Prior Year Acquisitions
     -----------------------

     The following table summarizes on a pro forma basis the combined results of operations of the Company as if the Kaytee Products, TFH Publications and Pennington Seed, Inc. acquisitions made during the first six months of 1998 had occurred on September 29, 1996. The pro forma results of operations also reflects pro forma adjustments for cash paid and stock issued to facilitate the acquisitions and for the amortization of goodwill. Although this pro forma combined information includes the results of operations of the acquisition, it does not necessarily reflect the results of operations that would have occurred had the companies been managed by the Company prior to their acquisitions.

                                   Pro Forma
                               Six Months Ended
                                   March 28,
                                     1998
                                     ----
                                  (Unaudited)
                   (In thousands, except per share amounts)

      Net Sales                      $595,357
      Gross profit                    139,410
      Income from operations           21,793
      Income before income taxes       17,589
      Net Income                     $ 10,198

      Net Income per Common
     Share Outstanding:
     Basic                           $   0.38
     Diluted                         $   0.37


5.   New Accounting Pronouncements
     -----------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in either assets or liabilities. This statement is effective for fiscal years beginning after June 15, 1999 and is not to be applied retroactively to financial statements for prior periods. If adopted at March 27, 1999, the application of the standard would not have had a material effect on the Company's consolidated financial position or results of operations.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


OVERVIEW

The Company entered into an agreement effective October 1, 1995 with Solaris to become both the master agent and master distributor for sales of Solaris products nationwide. Management believes that the relationship with Solaris embodied in the Solaris Agreement has had a substantial impact on the Company's results of operations. Under the Solaris Agreement, which runs through September 30, 1999, the Company, in addition to serving as the master agent and master distributor for sales of Solaris products, provides a wide range of value-added services including logistics, order processing and fulfillment, inventory distribution and merchandising. However, Solaris continues to negotiate its sales prices directly with its direct sales accounts. As a result of the Solaris Agreement, a majority of the Company's sales of Solaris products are derived from servicing direct sales accounts, whereas in 1995 and prior, a majority of the Company's sales of Solaris products were made by the Company as a traditional distributor. A substantial portion of these sales consists of large shipments to retail distribution centers, which are characterized by lower gross profit as a percentage of net sales compared with sales made by the Company as a traditional distributor. The Company believes that the operating expenses associated with this type of sale are lower than the operating expenses associated with sales made by the Company as a traditional distributor. The Company believes that the gross profit as a percentage of net sales associated with the Company's services to Solaris direct sales accounts is higher than the gross profit as a percentage of net sales associated with the Company's historical agency sales due to the greater services provided pursuant to the Solaris Agreement.

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

The Company expects to enter into a new relationship with Scotts effective October 1, 1999. Since Scotts is expected to be the Company's largest lawn and garden customer by a substantial margin, the terms of this new arrangement will have a substantial impact on the Company's future profitability. There can be no assurance that the Company will be successful in negotiating and implementing a new relationship with Scotts or that the new relationship with Scotts will provide the Company with comparable profitability to the profitability it has experienced from its prior relationships with Solaris and Scotts.

The sale of the Solaris business by Monsanto and the approaching end of the Solaris Agreement, subject the Company's lawn and garden business to significant uncertainties. These include the negotiation of new relationships with Scotts and the final accounting for all issues between the Company and Monsanto under the Solaris Agreement, such as the amounts receivable from Monsanto for cost reimbursements, payments for cost reductions and payments for services; the amounts payable to Monsanto for inventory; and responsibility for obsolete inventory and for non-payment by Solaris' direct sales accounts. The resolution of such uncertainties could have a material effect, either positive or negative, on the Company's results of operations.


                       THREE MONTHS ENDED MARCH 27, 1999
                COMPARED WITH THREE MONTHS ENDED MARCH 28, 1998

Net sales for the three months ended March 27, 1999 increased by 25.5% or $90.9 million from $356.2 million for the comparable fiscal 1998 period. The $90.9 million increase includes approximately $36.1 million attributable to companies acquired subsequent to December 1997. Of the sales increase related to existing operations, $54.8 million, approximately $28.9 million was attributable to sales of lawn and garden products, $23.7 million to sales of branded products and $2.2 million to sales of pet supplies products.

Gross profit increased by 34.9% or $26.5 million from $75.8 million during the three months ended March 27, 1998 to $102.3 million for the three months ended March 27, 1999. The majority of the increase in gross profit relates to sales of branded products. Gross profit as a percentage of net sales increased from 21.3% in the quarter ended March 28, 1998 to 22.9% for the comparable 1999 period. The increase in gross margin as a percentage of net sales was attributable to the sales mix in the current quarter, where the higher-margin branded products accounted for a greater percentage of total sales than was the case in the comparable 1998 quarter, offset in part by a slight decrease in gross margin percentage on Solaris lawn and garden products. Under the Solaris Agreement, the Company is reimbursed for costs incurred in connection with services provided to direct sales accounts. Not all direct sales accounts require the same service levels consequently, as sales volume vary with respect to specific accounts, the overall gross margin will be impacted.

For the three months ended March 27, 1999, selling, general and administrative expenses increased by $19.6 million from $52.8 million for the comparable fiscal 1998 quarter. As a percentage of net sales, these expenses increased from 14.8% during the quarter ended March 28, 1998 to 16.2% for the quarter ended March 27, 1999. After adjusting for the expenses related to newly acquired operations and expenses related to the increase in net sales, selling, general and administrative expenses were approximately $7.0 million greater than was the case for the March 28, 1998 quarter. The majority of the increase is related to the lawn and garden distribution operations. Delivery expense increased by approximately $2.5 million due to the expanded use of common carriers. The increased use of these carriers was influenced, in part, by certain retailers imposing strict delivery terms, which, if not met, would mean the loss of sales or fines. To avoid potential problems, these customers now have substantially all of their deliveries handled by common carriers. In addition, the Company has expanded into certain new geographic markets where there is currently not sufficient mass to justify operating its own trucks, consequently these new markets are serviced by common carriers. Increased warehouse costs accounted for approximately $1.2 million of the total increase. These costs are related to increased overtime and outside contact labor required to handle the heavy sales increase, most of which occurred during the last 40 days of the quarter. Selling expense increased approximately $1.5 million related principally to a significant increase in both sales personnel and store merchandisers, in anticipation of increased sales volume in the Company's third fiscal quarter. The Company has established a corporate marketing and market research unit staffed by experienced professionals. This unit works with the Company's branded product companies to test and evaluate new products, design and test new packaging and promotional programs, as well as evaluate product lines of potential acquisitions. This function accounted for approximately $1.8 million of the total expense increase. The Company believes the increased costs associated with both the use of common carriers and the corporate marketing function will continue through the balance of fiscal 1999 and the increased costs associated with the warehousing and selling functions will be absorbed through expected sales increases during the balance of fiscal 1999.

Net interest expense for the quarter ended March 27, 1999 increased by $1.4 million from $1.7 million for the three months ended March 28, 1998 to $3.1 million for the three months ended March 27, 1999. The increase in net interest expense relates principally to debt associated with the newly acquired businesses and increased borrowings to support the Company's stock repurchase programs. Average short-term borrowings for the three months ended March 27, 1999 were $65.9 million compared with $54.9 million for the similar fiscal 1998 period. Average interest rates on short-term borrowings were 7.4% and 8.6%, respectively.

The Company's effective income tax rate was 42.0% for both periods.

                        SIX MONTHS ENDED MARCH 27, 1999
                 COMPARED WITH SIX MONTHS ENDED MARCH 28, 1998

Net sales for the six months ended March 27, 1999 increased by 36.4% or $180.1 million from $495.0 million for the comparable fiscal 1998 period. The $180.1 million increase includes approximately $110.8 million attributable to companies acquired subsequent to December 1997. Of the sales increase related to existing operations, $69.3 million, approximately $43.5 million was attributable to sales of lawn and garden products, $21.5 million to sales of branded products and $4.3 million to sales of pet supplies products.

Gross profit increased by 45.5% or $49.6 million from $109.1 million during the six months ended March 27, 1998 to $158.7 million for the six months ended March 27, 1999. The majority of the increase in gross profit relates to sales of branded products. Gross profit as a percentage of net sales increased from 22.0% for the six months ended March 28, 1998 to 23.5% for the comparable 1999 period. The increase in gross margin as a percentage of net sales was attributable to the sales mix, where sales of higher-margin branded products accounted for a greater percentage of total sales for the six months ended March 27, 1999 than was the case in the comparable 1998 period, offset in part by a decrease in gross margin of approximately 1.9% related to sales of lawn and garden products. This decrease was largely related to sales during the first three months of fiscal 1999 where a significant portion of sales were to retail distribution centers, which carry a lower gross margin than sales to individual stores.

For the six months ended March 27, 1999, selling, general and administrative expenses increased by $41.2 million from $86.1 million for the comparable fiscal 1998 quarter. As a percentage of net sales, these expenses increased from 17.4% for the six months ended March 28, 1998 to 18.8% for the like 1999 period. The increase in selling, general and administrative expense, after adjusting for newly acquired businesses and expenses related to increased sales volume, was approximately $7.6 million, of which $7.0 million related to the three months ended March 27, 1999.

Net interest expense for the six months ended March 27, 1999 increased by $2.8 million from $2.6 million for the six months ended March 28, 1998 to $5.4 million for the six months ended March 27, 1999. The increase in net interest expense related to newly acquired companies and increased borrowings to support the Company's stock repurchase program. Funds which were invested in interest bearing short-term securities during the first quarter of fiscal 1998 were subsequently used to acquire new businesses. Average short-term borrowings for the six months ended March 27, 1999 were $38.8 million compared with $33.2 million for the similar fiscal 1998 period. Average interest rates on short-term borrowings were 8.0% and 8.8%, respectively

The Company's effective income tax rate was 42.0% for both periods.

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

The Company will use primarily internal resources to reprogram or replace and test its information systems for Year 2000 compliance. In addition, the Company will use certain external resources to replace outdated information systems at certain of its subsidiaries' operations. A majority of the system changes were completed by the end of this quarter, and the remaining changes will be completed by the summer of 1999.

The plan developed to address vendor and customer issues includes systems integration, testing and communication strategies. The Company has begun the process of initiating formal communications with significant vendors and customers to determine the extent to which the Company may be vulnerable to a failure by any of these third parties to remediate their own Year 2000 Issues. The Company is currently testing electronic data transmissions to and from its major vendors and customers to ensure Year 2000 compliance. The Company expects to conclude this testing by the summer of 1999. In addition to vendors and customers, the Company also relies upon governmental agencies, utility companies, telecommunication service companies and other service providers outside of the Company's control. There can be no assurance that the Company's vendors or customers, governmental agencies or other third parties will not suffer a Year 2000 business disruption that could have a material adverse effect on the Company's results of operations or financial position.

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

For the six months ended March 27, 1999, the Company used cash in operating activities of $4.9 million principally relating to the normal cycle of inventory and receivables build up. Net cash used in investing activities of $25.0 million resulted from an acquisition completed in January 1999 and for the acquisition of office and warehouse equipment. Cash generated from financing activities of $23.2 million consisted principally of net borrowings of $67.5 million of short-term debt offset by payments of $45.3 million to acquire treasury shares.

The Company has a $100 million line of credit with Congress Financial Corporation (Western). The available amount under the line of credit fluctuates based upon a specific asset borrowing base. The line of credit bears interest at a rate equal to the prime rate per annum and is secured by substantially all of the Company's assets. At March 27, 1999, the Company had $40.6 million outstanding borrowings and had $59.4 million of available borrowing capacity under this line. The Company's line of credit contains certain financial covenants such as minimum net worth and minimum working capital requirements. The line also requires the lender's prior written consent to any acquisition of a business. In connection with the acquisition of one company in fiscal 1998, the Company assumed a $60.0 million line of credit, of which $28.6 million was available at March 27, 1999.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company believes there has been no material change in its exposure to market risk from that discussed in the Company's 1998 Consolidated Financial Statements.

CENTRAL GARDEN & PET COMPANY                                           FORM 10-Q


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings
          Not Applicable

ITEM 2.   Changes in Securities and Use of Proceeds
          Not Applicable

ITEM 3.   Defaults Upon Senior Securities
          Not Applicable

ITEM 4.   Submission of Matter to a Vote of Securities Holders
          (a)  The annual meeting of shareholders was held on February 22, 1999.

          (b)  The following directors were elected at the meeting:

               William E. Brown
               Glenn W. Novotny
               Lee D. Hines, Jr.
               Daniel P. Hogan, Jr.
               Brooks M. Pennington III

               The foregoing constituted all members of the Board of Directors of the Company.

          (c) At the annual meeting, the shareholders voted to approve the amendment of the 1993 Omnibus Equity Incentive Plan to increase the number of shares authorized for issuance thereunder by 800,000.

               Set forth below is a tabulation with respect to the matters voted on at the meeting:

                                        Against or                     Broker
                             For         Withheld      Abstentions    Non-Votes
                          ----------    ----------     -----------    ---------
Proposal to Amend the
1993 Omnibus Equity
Incentive Plan

  Common Stock            17,834,049     6,266,136        7,354          -0-
  Class B Stock            1,651,707         -0-           -0-           -0-

Election of Directors

William E. Brown
  Common                  23,931,599       175,940
  Class B                  1,651,707         -0-

Glenn W. Novotny
  Common                  23,932,152       175,387
  Class B                  1,651,707         -0-

Lee D. Hines, Jr.
  Common                  23,930,562       176,977
  Class B                  1,651,707         -0-

Daniel P. Hogan, Jr.
  Common                  23,927,340       180,199
  Class B                  1,651,707         -0-

Brooks M. Pennington III
  Common                  23,930,077       177,462
  Class B                  1,651,707         -0-

          (d)  Inapplicable.

ITEM 5.   Other Information
          Not Applicable

ITEM 6.   Exhibits and Reports on Form 8-K
          (a) The following report on Form 8-K was filed during the quarter ended March 27, 1999.

               (1) On January 6, 1999, the Company filed a report on Form 8-K dated January 4, 1999 disclosing that the Company had acquired Norcal Pottery Products, Inc.

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



                                    Dated:  May 10, 1999


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