Form 10-Q
period 1999-06-26
CENTRAL GARDEN & PET COMPANY
filed 1999-08-10
CIK 887733

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1034

For the quarterly period ended June 26, 1999
                               -------------

                                      or

[_] TRANSITION REPORT PURSUANT OF SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to_________________

Commission File Number: 0 - 20242
                        ---------

                         CENTRAL GARDEN & PET COMPANY
                         ----------------------------

          Delaware                                        68-0275553
          --------                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

        3697 Mt. Diablo Blvd., Suite 310, Lafayette, California  94549
        --------------------------------------------------------------
(Address of principle executive offices)

________________________________________________________________________________

                                (925) 283-4573
                                --------------
(Registrant's telephone number, including area code)

________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of June 26, 1999        23,266,204

Class B Stock Outstanding as of June 26, 1999        1,660,919

CENTRAL GARDEN & PET COMPANY                            FORM 10-Q


                               TABLE OF CONTENTS


                        PART  I.  FINANCIAL INFORMATION
                        -------------------------------

Item
----

1.   Financial Statements

     Condensed Consolidated Balance Sheets
          September 26, 1998 and June 26, 1999

     Condensed Consolidated Statements of Cash Flows
          Nine months ended June 27, 1998 and June 26, 1999

     Consolidated Statements of Income
          Three and Nine months ended
          June 27, 1998 and June 26, 1999

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

5.   Other Information

6.   Exhibits and Reports on 8-K

     Exhibit Index

                         CENTRAL GARDEN & PET COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     SEPTEMBER 26,         JUNE 26,
                                                                         1998                1999
                                                                      -----------         -----------
                                   ASSETS
CURRENT ASSETS:
  Cash & cash equivalents                                             $    10,328         $     2,691
  Accounts receivable (less allowance for doubtful
     accounts of $6,458 and $7,535)                                       142,293             226,791
  Inventories                                                             292,809             338,787
  Prepaid expenses and other assets                                        26,884              21,459
                                                                      -----------         -----------

          Total current assets                                            472,314             589,728

LAND, BUILDINGS, IMPROVEMENTS AND EQUIPMENT - NET                          86,382              92,684

GOODWILL                                                                  339,430             344,781

OTHER ASSETS                                                               30,574              32,077
                                                                      -----------         -----------

TOTAL                                                                 $   928,700         $ 1,059,270
                                                                      ===========         ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable                                                       $     6,956         $    58,947
  Accounts payable                                                        153,739             263,573
  Accrued expenses                                                         32,767              46,269
  Current portion of long-term debt                                         1,139                 664
                                                                      -----------         -----------

          Total current liabilities                                       194,601             369,453

LONG-TERM DEBT                                                            125,125             133,832

DEFERRED INCOME TAXES AND OTHER LONG-TERM
  OBLIGATIONS                                                              20,200              18,624

COMMITMENTS AND CONTINGENCIES                                                   -                   -

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value: 1,000 shares authorized,  none
     outstanding at September 26, 1998 or June 26, 1999                         -                   -
  Class B stock, $.01 par value: 1,661,762 shares outstanding
     September 26, 1998 and 1,660,919 outstanding at June 26, 1999             16                  16
  Common stock, $.01 par value: 29,718,530 issued and 29,646,530 outstanding September 26, 1998; 30,083,154 issued and
     23,266,204 outstanding at June 26, 1999                                  298                 301
  Additional paid-in capital                                              519,933             523,192
  Retained earnings                                                        69,984              98,827
  Treasury stock                                                           (1,418)            (84,969)
  Restricted stock deferred compensation                                      (39)                 (6)
                                                                      -----------         -----------
          Total shareholders' equity                                      588,774             537,361
                                                                      -----------         -----------

TOTAL                                                                 $   928,700         $ 1,059,270
                                                                      ===========         ===========

                See notes to consolidated financial statements

                         CENTRAL GARDEN & PET COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                 NINE MONTHS ENDED
                                                             JUNE 27,            JUNE 26,
                                                               1998                1999
                                                            ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                $   30,779          $   28,798
  Adjustments to reconcile net income to net cash
        provided (used) by operating activities:
     Depreciation and amortization                              10,329              14,768
     Change in assets and liabilities:
        Receivables                                            (62,182)            (82,252)
        Inventories                                             35,463             (42,573)
        Prepaid expenses and other assets                       (6,024)              4,365
        Accounts payable                                       (26,751)            108,593
        Accrued expenses                                        12,525              20,127
                                                            ----------          ----------
     Net cash provided (used) by operating activities           (5,861)             51,826


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to land, buildings, improvements and equipment     (12,796)            (13,858)
  Payments to acquire companies, net of cash acquired         (218,613)            (13,888)

                                                            ----------          ----------
     Net cash used in investing activities                    (231,409)            (27,746)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayments of) notes payable - net            (40,377)             51,991
  Repayments of long-term debt                                  (6,619)             (1,768)
  Proceeds from issuance of stock - net                        202,719               1,611
  Payments to reacquire stock                                        -             (83,551)
                                                            ----------          ----------
     Net cash provided (used) by financing activities          155,723             (31,717)

NET DECREASE IN CASH                                           (81,547)             (7,637)

CASH AT BEGINNING OF PERIOD                                    100,125              10,328
                                                            ----------          ----------

CASH AT END OF PERIOD                                       $   18,578          $    2,691
                                                            ==========          ==========

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                                    $    8,369          $    6,390
  Cash paid for income taxes                                $   13,209          $   12,350
  Assets (excluding cash) acquired through purchase of
     subsidiaries                                           $  220,217          $    6,251
  Liabilities assumed through purchase of subsidiaries      $  165,840          $    3,274

                See notes to consolidated financial statements

                         CENTRAL GARDEN & PET COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                           NINE MONTHS ENDED             THREE MONTHS ENDED
                                         JUNE 27,       JUNE 26,       JUNE 27,       JUNE 26,
                                          1998            1999           1998           1999
                                        ----------     ----------     ----------     ----------
Net Sales                               $  997,166     $1,204,265     $  502,183     $  529,140
Cost of Goods Sold and Occupancy           783,678        937,907        397,815        421,522
                                        ----------     ----------     ----------     ----------

    Gross profit                           213,488        266,358        104,368        107,618

Selling, General and
    Administrative Expenses                155,161        208,251         69,076         80,994
                                        ----------     ----------     ----------     ----------

    Income from operations                  58,327         58,107         35,292         26,624

Interest Expense - Net                       5,256          8,456          2,633          3,031
                                        ----------     ----------     ----------     ----------

Income before income taxes                  53,071         49,651         32,659         23,593

Income Taxes                                22,292         20,853         13,720          9,909
                                        ----------     ----------     ----------     ----------

    Net Income                          $   30,779     $   28,798     $   18,939     $   13,684
                                        ==========     ==========     ==========     ==========

Net Income per Common
    Share Outstanding

          Basic                         $     1.12     $     0.99     $     0.61     $     0.50
                                        ==========     ==========     ==========     ==========

          Diluted                       $     1.06     $     0.96     $     0.56     $     0.47
                                        ==========     ==========     ==========     ==========

                See notes to consolidated financial statements

                         Central Garden & Pet Company
             Notes to Condensed Consolidated Financial Statements
               Three Months and Nine Months Ended June 26, 1999
                                  (Unaudited)

1.   Basis of Presentation
     ---------------------

     The condensed consolidated balance sheet as of June 26, 1999, the consolidated statements of income for both the three months and nine months ended June 26, 1999 and June 27, 1998 and the condensed consolidated statements of cash flows for the nine months ended June 26, 1999 and June 27, 1998 have been prepared by the Company, without audit. The condensed consolidated balance sheet as of September 26, 1998 has been derived from the audited financial statements of the Company for the year ended September 26, 1998. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

     Due to the seasonal nature of the Company's business, the results of operations for the three months and nine months ended June 26, 1999 are not indicative of the operating results that may be expected for the year ending September 25, 1999.

     It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company's 1998 Annual Report on Form 10-K which has previously been filed with the Securities and Exchange Commission.

2.   Share Repurchase Program
     ------------------------

     On December 18, 1998, the Company's Board of Directors authorized the Company to increase the share repurchase program up to a maximum of $55 million of common shares. On January 4, 1999, the Company's Board of Directors authorized another increase in the share repurchase program, up to a maximum of $80 million of common shares. On June 9, 1999, the Company's Board of Directors authorized another increase in the share repurchase program, up to a maximum of $105 million of common shares. During the three and nine month periods ended June 26, 1999, the Company repurchased 3,092,050 and 6,616,950 shares for a total of $38.2 and $83.6 million, respectively. As of August 5, 1999, the Company had purchased an additional 3,396,500 shares for a total of $31.2 million.

3.   Earnings Per Share
     ------------------

     The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for net income:


                                                 Three Months Ended                          Nine Months Ended
                                                   June 26, 1999                               June 26, 1999
                                     Net                              Per            Net                           Per
                                     Income            Shares         Share          Income         Shares         Share
Basic EPS                            $  13,684         27,239         $    .50       $  28,798      28,980         $    .99

Effect of Dilutive Securities
  Options to purchase
     common stock                                          81                                          131
  Convertible notes                      1,079          4,107                            3,236       4,107

Diluted EPS
  Net Income attributed to
  Common shareholders                $  14,763         31,427         $    .47       $  32,034      33,218         $    .96

                                                 Three Months Ended                          Nine Months Ended
                                                   June 27, 1998                               June 27, 1998
                                     Net                              Per            Net                           Per
                                     Income            Shares         Share          Income         Shares         Share
Basic EPS                            $  18,939         31,207         $    .61       $  30,779      27,559         $   1.12

Effect of Dilutive Securities
  Options to purchase
     common stock                                         505                                          448
  Convertible notes                      1,079          4,107                            3,236       4,107
  Series A Convertible
     Preferred stock                                       97                                           99

Diluted EPS
  Net Income attributed to
  Common shareholders                $  20,018         35,916         $    .56       $  34,015      32,213         $   1.06

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

                                  Nine Months Ended
                                      June 27,
                                        1998
                                        ----
                                (In thousands, except
                                  per share amounts)
Net sales                             $1,097,540
Gross profit                             243,778
Income from operations                    57,447
Income before income taxes                50,248
Net Income                                29,137

Net income per common
    share outstanding:
    Basic                             $     1.03
    Diluted                           $      .98

5.   New Accounting Pronouncements
     -----------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in either assets or liabilities. This statement is effective for fiscal years beginning after June 15, 1999 and is not to be applied retroactively to financial statements for prior periods. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date of SFAS No. 133 until June 15, 2000. The application of the standard is not expected to have a material effect on the Company's consolidated financial position or results of operations.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since October 1, 1995, the Company has distributed Solaris product nationwide, pursuant to an exclusive distribution agreement (the "Solaris Agreement") which will expire on September 30, 1999. Management believes that the relationship with Solaris embodied in the Solaris Agreement has had a substantial impact on the Company's results of operations. Under the Solaris Agreement, the Company, in addition to serving as the master agent and master distributor of Solaris products, has provided a wide range of value-added services including logistics, order processing and fulfillment, inventory distribution and merchandising. As a result of the Solaris Agreement, a majority of the Company's sales of Solaris products have been derived from servicing direct sales accounts, whereas in 1995 and prior, a majority of the Company's sales of Solaris products were made by the Company as a traditional distributor. Under the Solaris Agreement, the Company's inventories of Solaris product have increased significantly, since the Company has not only carried inventories to support its own sales of Solaris products but also certain inventory previously carried by Solaris as well as additional inventories to support sales of Solaris products by the Company's network of independent distributors.

Monsanto Company ("Monsanto") has sold its Solaris lawn and garden business exclusive of its Roundup(R) herbicide products for consumer use to The Scotts Company ("Scotts") and has entered into a separate, long-term, exclusive agreement pursuant to which Monsanto will continue to make Roundup herbicide products for consumer use and Scotts will market the products. Scotts has been for many years a substantial supplier to the Company and, in connection with its direct sales, a substantial purchaser of the Company's services.

The Company has learned from Scotts that Scotts intends to alter its distribution systems for certain products, including Ortho(R) and Miracle-Gro(R) products and Monsanto's consumer Roundup products for which Scotts acts as Monsanto's exclusive sales agent. Scotts has indicated to the Company that following the expiration of the Solaris Agreement, Scotts intends to distribute Ortho and Roundup products through a system that involves a combination of distributors, of which the Company will be the largest, as well as through direct sales by Scotts to certain major retailers. In addition, it is the Company's understanding that Scotts intends to sell Miracle-Gro directly to certain retailers.

For the current fiscal year ending September 25, 1999, the business likely to be taken over next year by Scotts is estimated to be approximately $200-250 million in sales. The gross profit associated with these sales in the current year is approximately $15-25 million (4%-7% of estimated total gross profit for the current year). The Company expects this loss of gross profit to be significantly offset next year with expense reductions and other business growth.

Due to the changes in Scotts distribution system, the Company's inventory of Scotts products and the related payables are likely to be reduced by an amount that is presently estimated to be in excess of $100 million. Additionally, the Company expects that it will take steps to realign its lawn and garden distribution operations to reflect business levels for the fiscal year 2000. As a result, the Company expects to record substantial one-time charges in the fiscal year ending September 25, 1999.

The amount and profitability of the Company's business with Scotts next year and in future years may be influenced by numerous factors and is impossible to predict. Accordingly, the actual results of operations of the Company's lawn and garden business may differ significantly from the foregoing estimates.

The sale of the Solaris business by Monsanto and the approaching end of the Solaris Agreement subject the Company's lawn and garden business to significant uncertainties. These include the negotiation of new relationships with Scotts and the final accounting for all issues between the Company and Monsanto under the Solaris Agreement, such as the amounts receivable from Monsanto for cost reimbursements, payments for cost reductions and payments for services; the amounts payable to Monsanto for inventory; and responsibility for obsolete inventory and for non-payment by Solaris' direct sales accounts. The resolution of such uncertainties could have a material adverse effect on the Company's results of operations.

                       Three Months Ended June 26, 1999
                Compared with Three Months Ended June 27, 1998

Net sales for the quarter ended June 26, 1999 increased by 5.4% or $27.0 million from $502.2 million for the similar 1998 period. The increase reflects approximately $10.2 million attributable to newly acquired operations. Of the sales increase related to existing operations, $16.8 million, approximately $9.5 million was attributable to sales of lawn and garden products, $5.3 million to sales of pet supplies products and $2.0 million to sales of branded products. While the current quarter generally accounts for the most significant increase in sales of lawn and garden products, fiscal 1999 experienced an early spring which shifted sales into the quarter ended March 1999. Overall sales of branded products increased modestly offset in part by decreased sales of flea and tick products reflecting both a weaker flea season and diminishing consumer demand for flea sprays and foggers in favor of the newer pill and spot on flea products.

Gross profit increased by 3.1% or $3.3 million from $104.4 million during the quarter ended June 27, 1998 to $107.6 million for the three months ended June 26, 1999. The increase in gross profit relates principally to the increase in sales of branded products. Gross profit as a percentage of net sales decreased slightly from 20.8% for the three months ended June 27, 1998 to 20.3% for the comparable 1999 period. The decrease in the gross profit as a percentage of net sales was related to both the garden and pet distribution operations offset in part by slightly higher margins in the branded products operations. The decrease in gross profit as a percentage of net sales applicable to the pet distribution operation relates principally to the increase in sales of lower margin dog food. The decrease in gross profit percentage relative to garden distribution is principally related to sales of Solaris products during the quarter.

Selling, general and administrative expenses increased during the quarter ended June 26, 1999 by $11.9 million from $69.1 million for the similar 1998 period. As a percentage of net sales, these expenses increased from 13.8% during the quarter ended June 27, 1998 to 15.3% for the comparable 1999 period. After adjusting for expenses related to newly acquired operations and expenses related to the increase in net sales, selling, general and administrative expenses were approximately $7.5 million greater than was the case for the quarter ended June 27, 1998. Of the increase, approximately $3.8 million was related to the expanded use of common freight carriers, additional sales and service personnel and increased facilities costs within the garden distribution operation. Increased product development, advertising and sales promotions primarily related to the Pennington operation, accounted for approximately $3.2 million and approximately $.5 million related to increased facilities costs within the pet distribution operation. The increased costs related to the garden distribution operations were incurred in anticipation of a strong sales quarter which fell significantly below what the Company expected. The Company is currently analyzing this segment of its business to realign it to reflect the current business outlook.

Net interest expense for the quarter ended June 26, 1999 increased by $0.4 million from $2.6 million for the comparable 1998 period. This increase is principally related to increased borrowings to support the Company's stock repurchase programs. Average short-term borrowings for the three months ended June 26, 1999 were $52.8 million compared with $69.6 million for the same 1998 period. Average interest rates on short-term borrowings were 8.2% and 7.8%, respectively.

                        Nine Months Ended June 26, 1999
                 Compared with Nine Months Ended June 27, 1998

Net sales for the nine months ended June 26, 1999 increased by 20.8% or $207.1 million from $997.2 million for the comparable 1998 period. The $207.1 million increase includes approximately $121.1 million attributable to newly acquired companies. Of the sales increase related to existing operations, $86.0 million, approximately $53.2 million was attributable to sales of lawn and garden products, $9.7 million to sales of pet supplies and $23.1 million to sales of branded products.

Gross profit increased by 24.8% or $52.9 million from $213.5 million during the nine months ended June 27, 1998 to $266.4 million for the comparable 1999 period. The majority of the increase in gross profit relates to sales of branded products. Gross profit as a percentage of net sales increased slightly from 21.4% for the nine months ended June 27, 1998 to 22.1% for the like 1999 period. The increase in gross margin as a percentage of net sales was attributable to the sales mix, where sales of higher margin branded products accounted for a greater percentage of total sales for the nine months ended June 26, 1999 than was the case in the comparable 1998 period, offset in part by a decrease of approximately 1.2% related to sales of lawn and garden products.

For the nine months ended June 26, 1999, selling, general and administrative expenses increased by $53.1 million from $155.2 million for the comparable 1998 period. As a percentage of net sales, these expenses increased from 15.6% during the nine months ended June 27, 1998 to 17.3% for the nine months ended June 26, 1996. The increase in selling, general and administrative expenses, after adjusting for newly acquired businesses and expenses related to increased sales volume, was approximately $15.1 million. The majority of the expense increase is related to the garden distribution operation. The increase in selling, general and administrative expense as a percentage of net sales is attributable to the newly acquired branded product companies coupled with the increased costs associated with the garden distribution operation.

Net interest expense for the nine months ended June 26, 1999 increased by $3.2 million from $5.3 million for the comparable 1998 period. The increase in net interest expense is related to newly acquired companies and increased borrowings to support the Company's stock repurchase program. Average short-term borrowings for the nine months ended June 26, 1999 were $38.8 million compared with $49.8 million for the similar 1998 period. Average interest rates on short-term borrowings were 7.7% and 7.5%, respectively.

Impact of the Year 2000

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

The Company will use primarily internal resources to reprogram or replace and test its information systems for Year 2000 compliance. In addition, the Company will use certain external resources to replace outdated information systems at certain of its subsidiaries' operations. A majority of the system changes were completed by the end of this quarter, and the remaining changes will be completed by the conclusion of this calendar year.

The plan developed to address vendor and customer issues includes systems integration, testing and communication strategies. The Company is in the process of formal communications with significant vendors and customers to determine the extent to which the Company may be vulnerable to a failure by any of these parties to remediate their own Year 2000 Issues. The Company continues testing electronic data transmissions to and from its major vendors and customers to ensure Year 2000 compliance. The Company expects to conclude this testing by fiscal year end 1999. In addition to vendors and customers, the Company relies upon governmental agencies, utility companies, telecommunication service companies and other service providers outside of the Company's control. There can be no assurance that the Company's vendors or customers, governmental agencies or other third parties will not suffer a Year 2000 business disruption that could have a material adverse effect on the Company's results of operations or financial position.

Costs to Address the Year 2000 Issue. To date, the Company has incurred no significant incremental costs addressing Year 2000 Issues, although it has incurred costs, independent of the Year 2000 Issue, relating to the implementation of new systems for certain subsidiaries. The Company has no separate budget and none is currently planned for Year 2000 Issues. The Company does not expect expenditure relating to the Year 2000 Issue to be material or to have a significant impact on the Company's results of operations or financial position.

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

Contingency Plans. The Company's Year 2000 plan includes the development of contingency plans in the event that the Company has not completed all of its remediation plans in a timely manner or any third parties who provide goods or services essential to the Company's business fail to appropriately address their Year 2000 issues. The Company expects to conclude the development of these contingency plans by the end of fiscal year 1999.

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

For the nine months ended June 26, 1999, the Company generated cash from operating activities of $51.8 million reflecting the normal cycle of receivables and inventory build up, offset by payables build up and cash collections received in the peak season. Net cash used in investing activities of $27.7 million resulted from an acquisition completed in January 1999 and from the acquisition of office and warehouse equipment, including computer hardware and software. Cash used in financing activities of $31.7 million consisted principally of payments of $83.6 million to acquire treasury shares, partially offset by net borrowings of $52.0 million of short-term debt.

The Company has a $125.0 million line of credit with Congress Financial Corporation (Western). The available amount under the line of credit fluctuates based upon a specific asset-borrowing base. The line of credit bears interest at a rate equal to the prime rate per annum, and is secured by substantially all of the Company's assets. At June 26, 1999, the Company had $59.2 million of outstanding borrowings and had $65.8 million of available borrowing capacity under this line. The Company's line of credit contains certain financial covenants such as minimum net worth and minimum working capital requirements. The line also requires the lender's prior written consent to any acquisition of a business and includes a ceiling on the dollar amount the Company can utilize to reacquire Company stock. In connection with the acquisition of one company in fiscal 1998, the Company assumed a $60 million line of credit, of which $60 million was available at June 26, 1999.

The Company believes that cash flow from operations, funds available under its lines of credit and arrangements with suppliers will be adequate to fund its presently anticipated working capital requirements for the foreseeable future. The Company anticipates that its capital expenditures will not exceed $15.0 million for the next 12 months.

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


ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

The Company believes there has been no material change in its exposure to market risk from that discussed in the Company's 1998 Consolidated Financial
Statements and 1998 Annual Report on Form 10-K.

CENTRAL GARDEN & PET COMPANY                        FORM 10-Q


PART II   OTHER INFORMATION

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

          ITEM 3.   Defaults Upon Senior Securities
                    Not Applicable

          ITEM 4. Submission of Matter to a Vote of Securities Holders Not Applicable

          ITEM 5.   Other Information
                    Not Applicable

          ITEM 6.   Exhibits and Reports on Form 8-K

                    (a) The following report on Form 8-K was filed during the
                        quarter ended June 26, 1999:

                        (1) On June 15, 1999 the Company filed a report on Form
                            8-K dated June 11, 1999 announcing a $25 million increase in the Company's share repurchase program.

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



                                             CENTRAL GARDEN & PET COMPANY
                                        ----------------------------------------
                                                       Registrant



                                        Dated: August 10, 1999


                                        /s/  William E. Brown
                                        ----------------------------------------
                                        William E. Brown, Chairman of the Board
                                        and Chief Executive Officer


                                        /s/  Robert B. Jones
                                        ----------------------------------------
                                        Robert B. Jones, Vice President-Finance
                                        and Chief Financial Officer