Form 10-K
period 1999-09-25
CENTRAL GARDEN & PET COMPANY
filed 1999-12-23
CIK 887733

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               _________________

                                   FORM 10-K

             [X]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended                  Commission File Number
         September 25, 1999                             0-20242

                         CENTRAL GARDEN & PET COMPANY
            (Exact name of registrant as specified in its charter)

              Delaware                                 68-0275553
    (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)               Identification Number)

                          ___________________________

            3697 Mt. Diablo Boulevard, Lafayette, California 94549
              (Address of principal executive offices) (Zip Code)
                       Telephone Number: (925) 283-4573

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       Name of Each Exchange
          Title of Each Class                           on Which Registered
          -------------------                           -------------------
                 None                                           None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 Common Stock
                                 ------------
                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No___.
                                             ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  At December 20, 1999, the aggregate market value of the registrant's Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $157,399,403 and $469,465, respectively.

  At December 20, 1999, the number of shares outstanding of registrant's Common Stock was 19,336,313. In addition, on such date the registrant had outstanding 1,657,962 shares of its Class B Stock which is convertible into Common Stock on a share-for-share basis.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders - Part III of this Form 10-K.

                         Central Garden & Pet Company
                      Index to Annual Report on Form 10-K
                 For the fiscal year ended September 25, 1999

                                                                                                      Page
                                                                                                      ----
                                                  PART I

Item 1.  Business................................................................................        3
Item 2.  Properties..............................................................................       15
Item 3.  Legal Proceedings.......................................................................       16
Item 4.  Submission of Matters to a Vote of Security Holders.....................................       16

                                                 PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters...............       16
Item 6.  Selected Financial Data.................................................................       17
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...       17
Item 7A. Quantitative and Qualitative Disclosure About Market Risk...............................       29
Item 8.  Financial Statements and Supplementary Data.............................................       30
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....       50

                                                 PART III

Item 10. Directors and Executive Officers of the Registrant......................................       50
Item 11. Executive Compensation..................................................................       50
Item 12. Security Ownership of Certain Beneficial Owners and Management..........................       50
Item 13. Certain Relationships and Related Transactions..........................................       50

                                                 PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................       50

                                    PART I

Item 1.   Business

                                    GENERAL

Overview

  Central Garden & Pet Company offers a broadening array of proprietary branded lawn and garden and pet supply products, including Pennington(R), Four Paws(R), Zodiac(R), Kaytee(R), Nylabone(R) and Grant's(R). Central is also the leading national distributor of lawn and garden and pet supply products. Central's operations are grouped into three business segments, the lawn and garden branded products business ("Garden Products"), the distribution business ("Distribution") and the pet branded products business ("Pet Products"). For fiscal 1999, Garden Products, Distribution and Pet Products accounted for 24%, 63% and 13%, respectively, of consolidated net sales. These businesses accounted for 73%, 29% and 48%, respectively, of income from operations, before the allocation of certain corporate costs amounting to (51)% of income from operations. These segments, their products, and the markets they serve are described under the headings "The Garden Products Business," "The Distribution Business," and "The Pet Products Business" in this Part I.

  Central was incorporated in Delaware in June 1992 and is the successor to a California corporation which was incorporated in 1955. References to "we," "us," "our" or "Central" means Central Garden & Pet Company and its subsidiaries and divisions, and their predecessor companies and subsidiaries. Our principal executive offices are located at 3697 Mt. Diablo Boulevard, Lafayette, California 94549 and our telephone number is (925) 283-4573.

Recent Developments

     Acquisitions

  In January 1999, Central acquired Norcal Pottery Products, Inc., a designer, importer and distributor of pottery products. The products include terra cotta, stoneware, ceramics and porcelain pots and statuary and are sold to chain accounts, independent retailers and landscapers nationwide.

     Financial

  In August 1998, Central announced the commencement of a stock repurchase program. As of December 1, 1999, Central has repurchased approximately 13,313,000 shares of its common stock for an aggregate price of approximately $140.7 million.

     Other

  In January 1999, Monsanto Company ("Monsanto") sold its Solaris lawn and garden business exclusive of its Roundup(R) herbicide products for consumer use to The Scotts Company ("Scotts") and entered into a separate, long-term, exclusive agreement pursuant to which Monsanto continues to make Roundup herbicide products for consumer use and Scotts markets the products. Scotts has been for many years a substantial supplier to us and, in connection with its direct sales, a substantial purchaser of our services. Scotts has altered its distribution systems for certain products, including Ortho(R) and Miracle-Gro(R) products and Monsanto's consumer Roundup products for which Scotts acts as Monsanto's exclusive sales agent. Beginning October 1, 1999, Scotts began to distribute Ortho and Roundup products through a system that involves a combination of distributors, of which we are the largest, as well as through direct sales by Scotts to certain major retailers. In addition, Scotts has begun to sell Miracle-Gro directly to certain retailers. We believe that the business likely to be taken over by Scotts in fiscal 2000 is estimated to be approximately $200-250 million in sales. However, there is no assurance that the business taken over by Scotts will not be greater than $200-250 million.

                         THE GARDEN PRODUCTS BUSINESS

Overview

  Garden Products manufactures a broadening array of proprietary branded lawn and garden products, including Pennington(R), Norcal Pottery, Matthews(R) and Grant's(R). Garden Products accounted for 24% of Central's consolidated net sales in fiscal 1999, 17% in fiscal 1998 and 1% in fiscal 1997 and 73% of Central's income from operations, before the allocation of certain corporate costs, in fiscal 1999, 40% in fiscal 1998 and 3% in fiscal 1997. As a result of both acquisitions and internal expansion, Garden Products has grown rapidly from sales of approximately $13 million in fiscal 1997 to approximately $381 million in fiscal 1999 and increased the number of manufacturing facilities from one in 1990 to 13 as of September 25, 1999.

Proprietary Branded Products

  The principal lawn and garden product lines are the Pennington line of grass seed, wild bird food and lawn care products, the Matthews line of wooden garden products, the Norcal Pottery line of pottery products, the Grant's line of ant control products and four proprietary brands of fertilizer.

  Pennington. Pennington offers a broad range of seed products in the lawn and garden, forage, and wild game and bird markets. Pennington is also a large manufacturer of lawn and garden chemicals, fertilizers and related products. The Pennington line of grass seed and lawn and garden products includes the trademarks Pennington Seed(R), Penkoted(R), Eliminator(R), ProCare(R) and Green Charm(R). Pennington products are offered nationwide and include:

     . Grass Seed. Pennington manufactures numerous varieties and blends of cool and warm season turf grass for both the residential and professional markets, as well as forage and wild game seed varieties under the Pennington name and under private labels, including Wal*Mart's Better Homes and Gardens(R) licensed program. The Pennington grass seed manufacturing facilities are some of the largest and most modern seed conditioning facilities in the industry.

     . Bird Seed Products. Pennington is one of the largest manufacturers of wild bird feed including premium, specialty and gourmet mixes. Pennington also manufactures liquid hummingbird food.

     . Lawn and Garden Chemicals. Pennington manufactures a full line of lawn and garden weed and insect control products, under the names Eliminator(R), ProCare(R) and Pennington's Pride(R). Eliminator lawn and garden insecticides and herbicides are packaged exclusively for Wal*Mart.

     . Fertilizers and Soil Products. Pennington manufactures several lines of lawn and garden fertilizers, including granular products and liquid plant foods, under several brands, including Pennington(R) and other private and controlled labels. In addition, Pennington's Earth Pak(R) division also offers a complete line of soil, mulch and rock products under several brands, including Pennington and other private and controlled labels.

  Norcal Pottery. Norcal Pottery designs and procures pottery products from across the United States and around the world. The products include terra cotta, stoneware, ceramics and porcelain pots and are sold to chain store accounts, independent retailers and landscapers nationwide. Since the Company's acquisition of Norcal, the Norcal line of products has been expanded into Pennington's logistics and sales network.

  Matthews Four Seasons. Matthews(R) manufactures a complete line of wooden garden products, including planters, barrel fountains, arbors and trellises. Matthews(R) also produces a cedar bird feeder line under the Kaytee(R) label.

  Grant's. Grant's manufactures ant baits, animal repellents and garden aid products. The Grant's line of ant control products consists of Grant's ant baits and granules. These products are sold nationwide through a network of lawn and garden distributors.

  Fertilizers. Central has four proprietary brands of fertilizer -- Colorado's Own(R) and Mountain States(R), which are manufactured by the Company, and Easy-Gro(R) and Turf-Magic(R), which are supplied to Central by contract manufacturers.

Sales and Marketing

  Garden Products' lawn and garden products are sold by approximately a 100 person sales force to a network of lawn and garden and hardware wholesale distributors nationwide. Most products are sold directly to retailers. Approximately 5% of the products are distributed though Distribution, excluding the distribution network maintained by Pennington. A significant portion of Pennington's sales are made under the Eliminator(R) line of lawn and garden chemical products, which is manufactured by Pennington exclusively for Wal*Mart. Historically, Garden Products' sales have been highly seasonal. Most retail sales of lawn and garden products occur on weekends during the spring and fall.

  Sales to mass merchandisers, warehouse-type clubs, home improvement centers represent a significant portion of Garden Products' sales. Sales to Wal*Mart represented approximately 41% of Garden Products' sales in fiscal 1999 and 42% in fiscal 1998. Sales to Lowe's represented approximately 10% of Garden Products' sales in fiscal 1999 and 15% in fiscal 1998.

Manufacturing

  Garden Products currently operates 13 manufacturing facilities. In addition, certain of its proprietary branded products are manufactured by contract manufacturers. Garden Products also has a development team that is responsible for developing new products within existing proprietary branded product lines and the development of new proprietary branded product lines.

  Pennington has seed processing facilities in Madison, Georgia; Greenfield, Missouri; Roll, Arizona; El Centro, California; and Lebanon, Oregon to test, process and package a full range of Pennington seed varieties. Pennington also maintains observation nurseries at all manufacturing locations, enabling the company to track seed growth for Pennington quality prior to selection. Pennington's fertilizer plant, Gro Tec(R), is located in Eatonton, Georgia. Pennington wild bird feed is manufactured in Penn Pak(R) facilities in Madison, Georgia; Greenfield, Missouri; and Sidney, Nebraska. In addition, Pennington's Earth Pak(R) plant in Shady Dale, Georgia produces a variety of soil amendments, including pine bark nuggets, cow manures and potting soils used in landscaping.

  Grant's operates a manufacturing facility in San Leandro, California, and Matthews operates a manufacturing facility in Stockton, California. The Company also operates a fertilizer manufacturing facility in Longmont, Colorado.

Purchasing

  Most of the raw materials purchased by Garden Products are acquired from a number of different suppliers; however, a number of items are purchased from limited or single sources of supply, and disruption of these sources could have a temporary adverse effect on product shipments and Garden Products' financial results. Garden Products believes alternative sources could be obtained to supply these materials, but a prolonged ability to obtain certain materials could result in lost sales.

  Pennington obtains grass seed from various sources, which it presently considers to be adequate. No one source is considered to be essential to Pennington or to Garden Products' business as a whole. Pennington has never experienced a significant interruption of supply.

  The principal raw materials required for Pennington's wild bird seed manufacturing operations are bulk commodity grains, including millet, milo, wheat and sunflower seeds. Pennington generally purchases these raw materials one to three months in advance. Raw materials are generally purchased from large national commodity companies and local grain cooperatives.

  In order to ensure an adequate supply of seed to satisfy expected production volume, Pennington enters into contracts to purchase grain and seed at future dates by fixing the quantity, and often the price, at the commitment date.

  The key ingredients in the Garden Products' fertilizer and control products are various commodity and specialty chemicals including phosphates, urea, potash, herbicides, insecticides and fungicides. Garden Products obtains its raw materials from various sources, which it presently considers to be adequate. No one source is considered to be essential to any of Garden Products' companies or to its business as a whole. Garden Products has never experienced a significant interruption of supply.

Distribution

  Garden Products currently operates eight distribution centers throughout the country. The primary distribution centers for Pennington's products are located both near the point of manufacture and at strategically located warehousing facilities. These facilities are located in Columbia, South Carolina, Cullman, Alabama, Greenfield, Missouri, Madison, Georgia, Petersburg, Virginia, and Ponchapoula, Louisiana. In addition, Pennington uses other outside agents and distributors, including, but not limited to Distribution. Norcal Pottery operates distribution centers in San Leandro, California and Ontario, California. Pennington's products are shipped by rail and truck. While the majority of truck shipments are made by contract carriers, a portion is made by Pennington's fleet of trucks.

Competition

  The lawn and garden products industry is highly competitive. Garden Products' lawn and garden products compete against national and regional products and private label products produced by various suppliers. Our turf and forage grass seed products compete principally against products by AgriBioTech, Inc. and Scotts. Our wild bird seed products compete principally against products by Audubon Park and Wagner. Our fertilizers, pesticides and combination products compete principally against products marketed by such companies as Scotts, Lebanon Chemical Corp., United Industries Corporation, Vigoro/Pursell Industries and Bayer/Pursell. Garden Products competes primarily on the basis of its strong brand names, quality, value, service and price. Garden Products' competitive position is supported by Distribution's national sales force.

                           THE DISTRIBUTION BUSINESS

Overview

  Based on sales, Distribution is the leading national distributor of lawn and garden and pet supply products. Distribution accounted for 63% of Central's consolidated net sales in fiscal 1999, 69% in fiscal 1998 and 94% in fiscal 1997, and 29% of Central's income from operations, before the allocation of certain corporate costs, in fiscal 1999, 48% in fiscal 1998 and 73% in fiscal 1997. As a result of both acquisitions and internal expansion, Distribution has grown rapidly from sales of approximately $25 million in 1987 to approximately $973 million in fiscal 1999 and increased the number of its distribution centers from one in 1987 to 35 as of September 25, 1999.

  Distribution's business strategy is to capitalize on its national presence, comprehensive product selection, menu of value-added services and efficient operations. Utilizing these capabilities, Distribution strives to develop and enhance servicing relationships with both large national and regional chain stores and independent retailers as well as manufacturers.

Distributed Products

  Distribution offers its customers a comprehensive selection of brand name lawn and garden and pet supply products. This selection consists of approximately 45,000 products from approximately 1,000 manufacturers. Distribution generally focuses on those lawn and garden brand name products that are suited to distribution due to their seasonality, variable sales movements, complexity to consumers and retailers, handling and transportation difficulties, and which therefore generally require value-added services. Distribution focuses on these types of products because it believes that retailers cannot source these products directly from suppliers as effectively as they can through distributors and that manufacturers of these products are likely to view the services offered by Distribution as highly desirable and cost-effective. Distribution does not carry live plants, power tools or high priced items which are generally sourced directly from manufacturers.

  Distribution also carries many of the best-known brands in pet foods and supplies and combines these products into single shipments, providing its pet supply customers a wide variety of products on a cost-effective basis. Through the acquisition of Kenlin in 1996 and Country Pet Supply in 1997, Distribution has significantly expanded its pet supply distribution business.

  Distribution believes that its broad and deep selection of products permits retailers to fulfill substantially all of their lawn and garden and pet supply requirements from a single source. In fiscal 1999, substantially all of Distribution's products had suggested retail prices of $20 or less.

  The following table indicates the approximate number of SKUs, the approximate number of manufacturers and suppliers and selected brand names in each of Distribution's current major product categories according to its internal records. Distribution may change from time to time the selection and mix of its products, which may change the approximate number of manufacturers and suppliers and SKUs depending on the season.

                                          Approximate
                                           Number of         Approximate
                                         Manufacturers        Number of
          Product Category               and Suppliers          SKUs                  Selected Brand Names
-------------------------------------   ---------------     -------------    -------------------------------------
Chemicals and Fertilizer(1)..........               100             4,000    Ortho(R), Round-Up(R),
                                                                             Miracle-Gro(R), Green Light(R),
                                                                             American Cyanamid(R), Ironite(R),
                                                                             Raid(R), Black Flag(R), Lilly
                                                                             Miller(R), Grant's(R)
Other Lawn and Garden Products(2)....               700            20,000    Sunset(R), Gilmour(R), Corona(R),
                                                                             Rainbird(R), Rubbermaid(R),
                                                                             Perky-Pet(R), Matthews(R)
Pet Supplies(3)......................               200            21,000    Four Paws(R), Zodiac(R), TFH(R),
                                                                             Island Aquariums(R), Hagen(R),
                                                                             Tetra(R)/Second Nature(R), Penn
                                                                             Plax(R), All Glass Aquariums(R)

___________

  (1) Category includes fertilizers, insecticides, weed killers, herbicides, animal repellents, other chemicals and electronic pest controls.

  (2) Category includes pool chemicals, equipment and toys, barbecues, bird feeders, lawn and flower seeds, tomato baskets, gloves, instructional books, plant stakes, safety equipment, plant meters, weather instruments, wheelbarrows, spreaders, rakes, long handle tools, hand tools, brooms, axes, shears, saws, hedge tools, hoses, sprayers, dusters, sprinklers, drip watering systems, nozzles, Christmas products and other seasonal items.

  (3) Category includes various pet supplies and pet care products and dog, cat, fish and bird food.

Sales and Marketing

  Distribution's strategy is to offer a broad range of services to help retailers and manufacturers maximize their sales and profitability. Distribution has implemented this strategy by developing a knowledgeable and profit-incented sales force and by offering a broad menu of services.

  Sales. At September 25, 1999, Distribution employed approximately 500 sales and marketing personnel located throughout its distribution center network. Sales and marketing personnel typically service retail customers within a 250 mile radius of the distribution centers. They are trained with knowledge of local market conditions, Distribution's products and merchandising skills. A significant number of sales personnel are certified nurserymen, horticultural graduates and/or master gardeners. Distribution has divided its sales force into key account managers, who act as consultants to the buyers of large retailers, and field sales personnel, who are responsible for servicing specific retail customers in their assigned territory.

  Menu of Value-Added Services. Distribution offers retailers and manufacturers a comprehensive menu of value-added services with separate or combination prices from which each customer may select according to its individual needs. Each value-added service is generally designed either to increase a retailer's sales or decrease a retailer's costs. Distribution generally offers retailers deliveries within one business day from the time it receives an order. In addition to the standard delivery services, many of Distribution's customers choose a high percentage of the value-added services listed below.

     . Program Development. Distribution's key account managers recommend and assist retail buyers in developing national and local product listings, advertising, promotions and shelf space planning at the beginning of and during the peak selling season to optimize store sales and profits.

     . Training of Store Employees. Distribution's sales personnel conduct formal and informal product training sessions with store personnel to help them provide informed consumer service. Distribution believes that the demand for this service is greater at larger regional and national retail chains due to their higher employee turnover and employee inexperience with gardening and pet supply products.

     . Weekend Consumer Clinics. Sales personnel also conduct and assist in preparing and giving in-store weekend consumer education clinics to help increase lawn and garden retail sales and improve consumer relations.

     . Designing and Setting Store Displays. Distribution's sales personnel assist in designing and planning store shelves at the beginning of each season. Their expertise in product knowledge, sales trends, in-season promotions and consumer demand for specific products allows them to help each store adjust shelf stock and displays to increase sales in a timely fashion.

     . Point-of-Purchase. Distribution assists the manufacturer and retailer in the design and installation of point-of-purchase ("POP") material to increase sales. The POP material is generally matched to manufacturers' advertising and promotions as well as local lawn, gardening and insect problems.

     . Merchandising of Shelf Stock. Distribution's store service personnel physically restock store shelves with all its merchandise on a weekly basis. This service can also include price stickering for stores not on electronic point-of-sale systems.

     . Electronic Data Interchange ("EDI"). Distribution's systems offer EDI capabilities to retailers which can include paperless invoices, payments and product history movements to help retailers monitor, plan and order products at a lower administrative cost.

     . "Hot Shot" Deliveries. Distribution offers rush deliveries to help lawn and garden retailers satisfy high consumer demand. This service is often critical to keep retailers from being out-of-stock on a weekend during the peak selling season.

  Distribution believes that retailers choose these services because Distribution can in many cases provide them more efficiently and effectively than manufacturers or retailers themselves. Distribution's sales force often advises and assists store management to increase or decrease shelf space of certain products to match the expected and unexpected seasonal demands. Distribution believes that a typical store needs to change the shelf space dedicated to lawn and garden products several times during the peak selling season. The sales force also often highlights specific products appropriate for the local market.

  Distribution's largest customer is Wal*Mart, which accounted for approximately 22% of Distribution's net sales for fiscal 1999 and 1998. Distribution's second largest customer is Home Depot, which accounted for approximately 11% and 10% of Distribution's net sales for fiscal 1999 and fiscal 1998, respectively.

Retailers

  Distribution focuses on selling lawn and garden products to retailers with high volume retail stores. Distribution's lawn and garden supply customer base is comprised of a wide range of retailers, including "do-it-yourself" superstores, mass merchants, warehouse clubs, high volume local and regional nurseries and regional and national chains of drug and grocery stores. The following table sets forth selected lawn and garden supply customers of Distribution for each major category of retailer.

           Do-It-Yourself                 Mass             High-Volume                Drug and
             Superstores               Merchants            Nurseries              Grocery Stores
     -----------------------         -------------   ----------------------     ---------------------
     Costco                          Bi-Mart         Armstrong Garden           Albertson's
     Eagle Hardware & Garden         Kmart           Bachman Nurseries          Bruno's
     Home Depot                      Target          Calloway's Nursery         Fred Meyer
     Home Base                       Wal*Mart        Frank's                    Long's Drug Stores
     Lowe's                                          Pike Nurseries             Raley's
     Orchard Supply Hardware
     Payless Cashways

  Distribution focuses on selling pet supply products to retailers that range from internet, independent, regional and national retail chains. The following table sets forth selected pet supply customers of Distribution for each major category of retailer.

        National Specialty               Mass               Internet                 High Volume
            Pet Stores                 Merchants           e-Retailers           Regional Pet Stores
     -----------------------         -------------   ----------------------     ---------------------
     Petco                           Wal*Mart        Petstore.com               Pet Supplies Plus
     PETsMART                        Kmart           Pets.com                   SuperPetz
                                     Target                                     Premium Pet


  As a result of Distribution's national presence, it has an opportunity to enter into relationships with national chains, whereby Distribution, directly or through its affiliates, provides services to all or substantially all of the individual stores in the chain. From the point of view of the national retailer, such an arrangement offers the benefit of a high level of service, lower cost of doing business and administrative efficiencies. Distribution believes its customers also benefit from the in-depth local market knowledge of its sales personnel, in-store stocking, training of store employees and other value-added merchandising services. Because these arrangements are not formalized in writing, these retailers may at any time purchase products from competing distributors.

  Most major retailers, including customers of Distribution, currently purchase a portion of their lawn and garden products and pet supplies directly from certain large manufacturers rather than through distributors such as Distribution. If a number of Distribution's major customers were to substantially shift or increase their purchases to direct shipments from manufacturers, our sales and earnings could be adversely affected.

  Distribution's current practice on product returns generally is to accept and credit the return of unopened cases of products from customers where the quantity is small, the product has been misshipped or the product is defective. Distribution has arrangements with its manufacturers and suppliers to stock balance and/or credit it for a certain percentage of returned or defective products. While in the past its return practice has not caused any material adverse impact on operations, there can be no assurance in the future that Distribution's operations will not be adversely impacted due to the return of products.

Manufacturers and Suppliers

  Distribution's national presence enables manufacturers and suppliers to access retail outlets and end users through one primary distributor. In addition, Distribution's menu of value-added services to retailers includes product promotion and merchandising support that it believes many manufacturers and suppliers could not efficiently perform. While Distribution purchases products from approximately 1,000 different manufacturers and suppliers, management believes that approximately 43% and 41% of its net sales for fiscal 1999 and fiscal 1998, respectively, were derived from products purchased from Solaris, a consumer lawn and garden business unit of Monsanto. Distribution expects this percentage to decrease significantly due to the expiration of the Solaris Agreement as defined below.

Expiration of the Solaris Agreement

  From October 1, 1995 to September 30, 1999, Distribution distributed Solaris product nationwide, pursuant to an exclusive distribution agreement (the "Solaris Agreement"). Management believes that the relationship with Solaris embodied in the Solaris Agreement had a substantial impact on our results of operations. Management believes that sales of products purchased from Solaris, our largest supplier, accounted for approximately 43% of Distribution's net sales and 27% of Central's net sales during fiscal 1999, and 41% of Distribution's net sales and 28% of Central's net sales during fiscal 1998. Under the Solaris Agreement, Distribution, in addition to serving as the master agent and master distributor of Solaris products, provided a wide range of value-added services including logistics, order processing and fulfillment, inventory distribution and merchandising. As a result of the Solaris Agreement, a majority of our sales of Solaris products were derived from servicing direct sales accounts, whereas in 1995 and prior, a majority of our sales of Solaris products were made by us as a traditional distributor. Under the Solaris Agreement, our inventories of Solaris product increased significantly, since we not only carried inventories to support our own sales of Solaris products but also certain inventory previously carried by Solaris as well as additional inventories to support sales of Solaris products by our former network of independent distributors.

  In January 1999, Monsanto sold its Solaris lawn and garden business exclusive of its Roundup(R) herbicide products for consumer use to Scotts and entered into a separate, long-term, exclusive agreement pursuant to which Monsanto continues to make Roundup herbicide products for consumer use and Scotts markets the products. Scotts has been for many years a substantial supplier to us and, in connection with its direct sales, a substantial purchaser of our services.

  Scotts has altered its distribution systems for certain products, including Ortho(R) and Miracle-Gro(R) products and Monsanto's consumer Roundup products for which Scotts acts as Monsanto's exclusive sales agent. Beginning October 1, 1999, Scotts began to distribute Ortho(R) and Roundup(R) products through a system that involves a combination of distributors, of which we are the largest, as well as through direct sales by Scotts to certain major retailers. In addition, Scotts has begun to sell Miracle-Gro(R) directly to certain retailers.

  We believe that the business likely to be taken over in fiscal year 2000 by Scotts is estimated to be approximately $200-250 million in sales. The gross profit associated with these sales in fiscal 1999 was approximately $15-25 million. We expect this loss of gross profit to be partially offset in fiscal year 2000 with expense reductions and other business growth. However, there is no assurance that the business taken over by Scotts will not be greater than $200-250 million or that we will be successful in our attempts to reduce expenses and generate new business.

  Due to the changes in Scotts' distribution system, our inventory of Scotts products and the related payables are likely to be reduced by an amount that is estimated to be approximately $75 million. Additionally, we have taken actions to realign our lawn and garden distribution operations to reflect business levels for the fiscal year 2000. As a result, we have recorded charges of $ 7.6 million in the fiscal year ending September 25, 1999. These charges related principally to the closing of three distribution centers and work force reductions, as well as charges to reduce the carrying value of inventory to be returned to Solaris to its estimated net realizable value, and to establish a reserve for estimated non-collectable amounts due from distributors involved in the Solaris program.

  The amount and profitability of Distribution's business with Scotts in fiscal year 2000 and in future years, if any, may be influenced by numerous factors and is impossible to predict. Accordingly, the actual results of our operations may differ significantly from the foregoing estimates.

  The sale of the Solaris business by Monsanto and the expiration of the Solaris Agreement subject our distribution business to significant uncertainties. These include our new relationship with Scotts and the resolution of all payments due between us and Monsanto under the Solaris Agreement, such as the amounts receivable from Monsanto for cost reimbursements, payments for cost reductions and payments for services; the amounts payable to Monsanto for inventory; and responsibility for obsolete inventory and for non-payment by Solaris' sub-agents. The resolution of these uncertainties may involve litigation and could have a material adverse effect on our results of operations, financial position and/or cash flows.

Management Information Systems

  During their weekly visits to the retail stores, sales personnel transmit orders to the appropriate distribution centers in any one of three methods: remote order entry units (hand held, electronic devices), telephone or facsimile. Generally, sales personnel transmit orders several times each day. Certain retailers can also order products directly through Distribution's EDI system or by purchasing items directly at each distribution center. After customer orders are received and processed, shipping tickets are printed and credit approved prior to the orders being sent to the warehouse manager. Our warehouse employees then fill orders by manual selection and packaging. Distribution believes that due to the unusual shapes and sizes of its products (e.g., hand held tools, wheelbarrows and bags of fertilizer) current automatic order selection systems are not as efficient and cost effective as its current manual systems.

  Distribution's management information systems collect data needed for receivables and inventory management, customer, product and facility profitability analysis, as well as permit electronic data interchange with customers and suppliers. Distribution is presently electronically connected with several major customers with a variety of applications that range from purchase order receipt to paperless invoicing. Distribution also uses a shelf space planning system that optimizes retail shelf space utilization and profitability. Distribution receives more than a majority of its daily order volume from field sales representatives utilizing hand-held order entry computers. Distribution's systems enable it to provide delivery within one business day.

Distribution

  In order to develop the most effective possible national distribution network, Distribution relies on its 35 company-operated, distribution centers and affiliation arrangements with certain regional distributors of lawn and garden products.

  Distribution generally will make deliveries from its distribution centers within one to two days after receipt of the order and, if the customer requests, will generally make "hot shot" deliveries within four hours after receipt of the order. Distribution organizes its truck and delivery routes to optimize each truck's merchandise load and number of deliveries. Distribution uses trucks to deliver a substantial percentage of its products and common carriers for a small percentage of deliveries. Common carriers are typically used for deliveries beyond a 200 mile radius from the distribution center.

Competition

  The lawn and garden products and pet supply distribution industries are highly competitive. Traditionally, these industries have been characterized by intense competition from large numbers of smaller local and regional distributors--with competition based on price, service and personal relationships. In recent years, Distribution has moved aggressively to insulate itself from this type of competition through the development of a nationwide presence, forging relationships with manufacturers, suppliers and major retailers and adding new value-added services.

  In addition to competition from other distributors, Distribution also faces increased competition from manufacturers and suppliers which distribute some percentage of their products directly to retailers, bypassing distributors, or through a dual distribution system in which the manufacturer or supplier competes with distributors for sales to certain accounts. For example, beginning October 1, 1999, Scotts began to sell Ortho(R), Roundup(R) and Miracle-Gro(R) products directly to certain major retailers. Such competition is typically based on service and price. Although Distribution competes against direct sales by manufacturers and suppliers, it is often able to participate in such direct sales by entering into agreements with the manufacturers and suppliers pursuant to which it provides the manufacturers and suppliers with order processing, warehousing, shipping and certain in-store services in connection with such direct sales in return for a fee from the manufacturers and suppliers.

                           THE PET PRODUCTS BUSINESS

Overview

  Pet Products is a leading manufacturer of proprietary branded pet supply products, including FourPaws(R), Zodiac(R), Kaytee(R) and TFH(R). Pet Products accounted for 13% of Central's consolidated net sales in fiscal 1999, 14% in fiscal 1998 and 5% in fiscal 1997, and 48% of Central's income from operations, before the allocation of certain corporate costs, in fiscal 1999, 36% in fiscal 1998 and 35% in fiscal 1997. As a result of both acquisitions and internal expansion, Pet

Products has grown from sales of approximately $47 million in fiscal 1997 to approximately $236 million in fiscal 1999, and increased the number of manufacturing facilities from one in 1994 to nine as of September 25, 1999.

Proprietary Branded Pet Products

  Pet Products' principal pet supply product lines include the Four Paws' line of animal products, the TFH line of pet books and premium dog chews, the Kaytee line of bird and small animal food, the Wellmark line of flea and tick products, and the Island Aquarium line of aquariums.

  Four Paws. Four Paws is one of the largest manufacturers of dog, cat, reptile and small animal products in the United States. Four Paws products include Magic Coat(R) shampoos, Wee-Wee Pads, a line of grooming supplies for dogs and cats, tie out cables and accessories, oral hygiene products and a complete line of catnip products. Four Paws also offers a line of heating equipment and bedding material for reptiles. Four Paws recently introduced a line of hard rubber toys called Rough & Rugged. Four Paws products are distributed throughout the United States, Canada, Europe and Asia.

  TFH Publications. TFH is the largest producer of pet books in the United States and the manufacturer of premium dog chews and edible bones under the brand names Nylabone(R), Gumabone(R), Healthy Edibles(R) and Flexibone(R). TFH currently has over 1,200 titles in print and publishes two monthly magazines and ten quarterly magazines. Nylabone is also introducing a new line of dog houses, pet carriers and dog and cat toys.

  Kaytee. Kaytee is one of the nation's largest manufacturers of bird seed for caged and wild birds as well as a manufacturer of food for small animals, including the brand names Kaytee(R) and Amazon Smythe(R). Kaytee also manufactures wild bird feed under the brand name Natures Harvest(TM) for Kmart Corporation and under the PETsMART private label.

  Wellmark. Wellmark is a leading manufacturer of flea, tick and pest protection products for a diversified group of pest control markets. These products--which include on-animal sprays, shampoos and powders, collars, indoor foggers, aerosols, concentrates and pump-sprays--are based on the active ingredient methoprene. Wellmark owns the Zodiac(R) and Vet-Kem(R) trademarks in the United States and Canada as well as those of Ovitrol(R), Siphotrol(R), Fleatrol(TM), vIGRen(R), Petcor(R), Precor(R) and Natural Signature(R).

  Island Aquarium. Island Aquarium manufactures aquariums, terrariums, and aquarium and terrarium furniture sold under the brand name Island(R) Aquarium.

Sales and Marketing

  Pet Products' branded products are sold nationwide through distribution networks and directly to retailers, including national specialty pet stores, mass merchants, bookstores and independent pet retailers. Wellmark also sells products to the professional pest control market and veterinarians. At September 25, 1999, Pet Products employed approximately 100 sales and marketing personnel located throughout our Pet Products companies.

  Sales to mass merchants and national specialty pet stores represent a significant portion of Pet Products' sales. Sales to PETsMART represented 11% of Pet Products' sales in fiscal 1999 and 10% in fiscal 1998. Sales to Petco represented 9% of Pet Products' sales in fiscal 1999 and 7% in fiscal 1998.

Manufacturing

  Pet Products currently operates nine manufacturing facilities. In addition, certain of its proprietary branded products are manufactured by contract manufacturers. Pet Products also has a development team that is responsible for developing new products within existing proprietary branded product lines and the development of new proprietary branded product lines.

  Four Paws operates manufacturing facilities in Hauppauge, New York, along with its nylon division in Damascus, Ohio. TFH's book division and Nylabone manufacturing facilities are located in Neptune City, New Jersey. Kaytee operates manufacturing facilities in Abilene, Kansas, Chilton, Wisconsin, Cressona, Pennsylvania and Rialto, California.

Wellmark operates a manufacturing and technology center in Dallas, Texas. Island Aquarium operates a manufacturing facility in Fontana, California.

Purchasing

  Most of the raw materials purchased by Pet Products are acquired from a number of different suppliers; however, a number of items are purchased from limited or single sources of supply, and disruption of these sources could have a temporary adverse effect on product shipments and Pet Products' financial results. Pet Products believes alternative sources could be obtained to supply these materials, but a prolonged delay in obtaining certain materials could result in lost sales.

  The principal raw materials required for Kaytee's bird seed manufacturing operations are bulk commodity grains, including millet, milo, wheat and sunflower seeds. Kaytee generally purchases these raw materials one to three months in advance. Raw materials are generally purchased from large national commodity companies and local grain cooperatives.

  In order to ensure an adequate supply of seed to satisfy expected production volume, Kaytee enters into contracts to purchase grain and seed at future dates by fixing the quantity, and often the price, at the commitment date.

Distribution

  Pet Products sells its products directly to retailers, and through Distribution and a network of independent distributors. Approximately 15% of the products are distributed through Distribution's network.

Competition

  The pet supply products industry is highly competitive. Our branded pet products compete against national and regional products and private label products produced by various suppliers. Our Four Paws and Wellmark branded products compete principally against branded products marketed by such companies as Hartz Mountain, Sergeants, Doskocil and Eight in One. TFH Publications' pet books compete principally against books published by Howell and Barrons, and Nylabone products compete principally against products manufactured by Aspen/Booda. Our Kaytee products compete principally against products marketed by Hartz Mountain, Sun Seed, Audobon Park and Wagner. Pet Products competes primarily on the basis of its strong brand names, quality, value, service and price. Pet Products' competitive position is supported by Distribution's national sales force.

                     MATTERS RELATING TO CENTRAL GENERALLY

Significant Customers

  Wal*Mart represented approximately 25% of Central's sales in fiscal 1999, 23% in fiscal 1998 and 19% in fiscal 1997. Wal*Mart holds significant positions in the retail lawn and garden and pet supplies markets. The loss of Wal*Mart or a substantial decrease in the amount of its purchases could have a material adverse effect on Central's business. Home Depot represented approximately 9% of Central's sales in fiscal 1999 and 8% in fiscal 1998 and 1997. Lowe's represented approximately 6% of Central's sales in fiscal 1999 and 1998.

Patent and Other Proprietary Rights

  Central's branded products companies hold numerous patents in the United States and in other countries, and have many patent applications pending in the United States and in other countries. Central considers the development of patents through creative research and the maintenance of an active patent program to be advantageous in the conduct of its business, but does not regard the holding of any particular patent as essential to its operations. Central grants licenses to certain manufacturers on various terms and enters into cross-licensing arrangements with other parties.

Employees

  As of September 25, 1999, Central had approximately 5,000 employees of which approximately 4,100 were full-time employees and 900 were temporary or part-time employees. We hire substantial numbers of temporary employees for the peak lawn and garden shipping season of February through June to meet the increased demand experienced during the spring and summer months, including merchandising in stores. All of our temporary employees are paid on an hourly basis. Except for certain employees at TFH Publications, Inc. and a Kaytee facility in Rialto, California, none of our employees is represented by a labor union. We consider our relationships with our employees to be good.

Environmental Considerations

  Several of our subsidiaries and many of the products distributed by us are subject to regulation by federal, state and local authorities. In addition, in connection with the Sandoz Flea and Tick acquisition, we acquired a production facility in Texas which makes, among other things, products based upon the active ingredient Methoprene, and is subject to regulation by federal, state and local authorities. Such regulations are often complex and are subject to change. Environmental regulations may affect us by restricting the manufacturing or use of our products or regulating their disposal. Regulatory or legislative changes may cause future increases in our operating costs or otherwise affect operations. Although we believe we are and have been in substantial compliance with such regulations and have strict internal guidelines on the handling and disposal of our products, there is no assurance that in the future we may not be adversely affected by such regulations or incur increased operating costs in complying with such regulations. However, neither the compliance with regulatory requirements nor our environmental procedures can ensure that we will not be subject to claims for personal injury, property damages or governmental enforcement.

                              EXECUTIVE OFFICERS

  Certain information regarding the executive officers of the Company is set forth below:

                 Name                      Age                        Position
                 ----                      ---                        ---------
William E. Brown.......................     58     Chairman of the Board and Chief Executive Officer

Glenn W. Novotny.......................     52     President, Chief Operating Officer and Director

Robert B. Jones........................     67     Vice President, Chief Financial Officer and Secretary

Brooks M. Pennington III...............     45     Chief Executive Officer of Pennington Seed, Inc. and
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

Item 2.  Properties

  As of September 25, 1999, Central operated 43 distribution facilities totaling approximately 4,387,000 square feet and 22 manufacturing facilities totaling approximately 2,361,000 square feet. Most distribution centers consist of office and warehouse space, and several large bays for loading and unloading. Each distribution center provides warehouse, distribution, sales and support functions for its geographic area under the supervision of a regional manager. Central's executive offices are located in Lafayette, California.

  The table below lists Central's Distribution facilities:

               Northwest Region              Midwest Region              Eastern Region
               ----------------              --------------              --------------
               Algona, WA                    Bloomington, IL             China Grove, NC
               Boise, ID                     Kansas City, MO             Mahwah, NJ
               Denver, CO                    Minneapolis, MN
               Medford, OR                   Wentzville, MO              Southeast Region
               Portland, OR                                              ----------------
               Salt Lake City, UT            Southwest Region            Atlanta, GA
                                             ----------------            Greensboro, NC
               Western Region                Albuquerque, NM#            Miami, FL
               --------------                Dallas, TX (2)              Orlando, FL
               Phoenix, AZ                   Hammond, LA                 Suwanee, GA
               Sacramento, CA (2)            Houston, TX (2)             Tampa, FL
               Santa Fe Springs, CA (2)      Little Rock, AR
               Visalia, CA#                  Lubbock, TX*
               San Antonio, TX               McAlester, OK#
                                             New Orleans, LA

               * Company owned
               # Scheduled for closure

  The table below lists Central's Garden Products manufacturing and distribution facilities:

               Columbia, SC*                 Longmont, CO*               San Leandro, CA (2)
               Cullman, AL*                  Madison, GA (3)*            Shady Dale, GA*
               Eatonton, GA*                 Ontario, CA                 Sidney, NE*
               El Centro, CA*                Petersburg, VA*             Stockton, CA
               Greenfield, MO (3)*           Ponchatoula, LA*
               Lebanon, OR*                  Roll, AZ*

               * Company owned

  The table below lists Central's Pet Products manufacturing facilities:

               Abilene, KS*                  Dallas, TX*                 Hauppauge, NY
               Chilton, WI*                  Damascus, OH                Neptune City, NJ
               Cressona, PA*                 Fontana, CA                 Rialto, CA*

               * Company owned

  Central's leases generally expire between 2000 and 2007. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. In addition to the facilities that are owned, Central's fixed assets are comprised primarily of trucks and warehousing, transportation and computer equipment. As of September 25, 1999, Central operated a fleet of approximately 350 trucks most of which are leased. During Central's peak season it rents additional trucks.

Item 3.  Legal Proceedings

  Central is not a party to any material litigation. For a discussion of potential litigation relating to the termination of the Solaris Agreement, please see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

                                                            High         Low
Fiscal 1998                                                 ----         ---
 First Quarter........................................      32.00       25.75
 Second Quarter.......................................      39.38       26.00
 Third Quarter........................................      40.06       27.38
 Fourth Quarter.......................................      32.50       14.13
Fiscal 1999
 First Quarter........................................      22.81       12.25
 Second Quarter.......................................      17.50       12.78
 Third Quarter........................................      16.88       10.25
 Fourth Quarter.......................................      10.88        7.50

  As of September 25, 1999, there were approximately 155 holders of record of the Company's Common Stock and 8 holders of record of the Company's Class B Stock.

  Central has not paid any cash dividends on its common stock in the past. Central currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. In addition, Central's line of credit restricts its ability to pay dividends. See Note 4 of Notes to Consolidated Financial Statements.

Item 6.  Selected Financial Data

  The following selected income statement and balance sheet data of Central as of and for the nine-month period ended September 30, 1995 and the fiscal years ended September 28, 1996, September 27, 1997, September 26, 1998 and September 25, 1999 have been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with "Item 8 - Financial Statements and Supplemental Data - Consolidated Financial Statements of the Company and related Notes thereto and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                      Nine-Month                                     Fiscal Year Ended
                                     Period Ended           -----------------------------------------------------------------------
                                     September 30,          September 28,      September 27,      September 26,       September 25,
                                        1995(1)                 1996               1997                1998                1999
                                     --------------         ------------       ------------       -------------       -------------
                                                                  (in thousands, except per share data)
Income Statement Data:
Net sales (2)........................      $373,734             $619,622           $841,007          $1,294,864          $1,535,629
Cost of goods sold and occupancy.....       316,832              535,189            694,925           1,009,143           1,182,828
                                           --------             --------           --------          ----------          ----------
  Gross profit.......................        56,902               84,433            146,082             285,721             352,801
Selling, general and administrative
 expenses............................        48,075               66,945            109,160             209,014             289,379
Other charges........................             -                    -                  -              11,003               7,602
                                           --------             --------           --------          ----------          ----------
Income from operations...............         8,827               17,488             36,922              65,704              55,820
Interest expense - net...............        (5,891)              (4,061)            (6,554)             (7,609)            (12,087)
Other income (expense) - net.........          (953)               1,038                  -                   -                   -
                                           --------             --------           --------          ----------          ----------
Income before income taxes...........         1,983               14,465             30,368              58,095              43,733
Income tax expense...................           904                6,017             12,765              24,402              19,243
                                           --------             --------           --------          ----------          ----------
Net income...........................      $  1,079             $  8,448           $ 17,603          $   33,693          $   24,490
                                           ========             ========           ========          ==========          ==========
Net income per common share
  Basic..............................         $0.19                $0.74              $1.11               $1.18                $.90
  Diluted............................         $0.18                $0.71              $1.07               $1.15                $.89
Weighted average shares
 outstanding
  Basic..............................         5,774               11,430             15,832              28,502              27,328
  Diluted............................         5,972               11,904             19,970              33,007              27,437

                                        September 30,        September 28,      September 27,     September 26,       September 25,
                                            1995                 1996               1997              1998                1999
                                        -----------          -----------        -----------       -------------       -------------
Balance Sheet Data:
Working capital......................      $ 25,316             $ 95,670           $253,926          $  277,713          $  169,628
Total assets.........................       142,680              283,664            559,043             928,700             955,830
Short-term borrowings................        39,670               29,508                 72               8,095              97,368
Long-term borrowings.................        11,130                7,635            115,200             125,125             123,898
Shareholders' equity.................        38,402              129,559            281,807             588,774             495,727

_________________

(1) In 1995, the Company changed its fiscal year end to the last Saturday in September. Accordingly, the fiscal period ended September 30, 1995 was a nine-month period.

(2) See Management's Discussion and Analysis of Financial Condition and Results of Operations herein for a discussion of sales fluctuations related to internal growth and business acquisitions for fiscal years 1999, 1998 and 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  From October 1, 1995 to September 30, 1999, Distribution distributed Solaris product nationwide, pursuant to an exclusive distribution agreement. Management believes that the relationship with Solaris embodied in the Solaris Agreement had a substantial impact on our results of operations. Sales of products purchased from Solaris, our largest supplier, accounted for approximately 43% of Distribution's net sales and 27% of Central's net sales during fiscal 1999 and 41% of Distribution's net sales and 28% of Central's net sales during fiscal 1998. Under the Solaris Agreement, Distribution, in addition to serving as the master agent and master distributor of Solaris products, provided a wide range of value-added services including logistics, order processing and fulfillment, inventory distribution and merchandising. As a result of the Solaris Agreement, a majority of our sales of Solaris products were derived from servicing direct sales accounts, whereas in 1995 and prior, a majority of our sales of Solaris products were made by us as a traditional distributor. Under the Solaris Agreement, our inventories of Solaris product increased significantly, since we not only carried inventories to support our own sales of Solaris products but also certain inventory previously carried by Solaris as well as additional inventories to support sales of Solaris products by our former network of independent distributors.

  In January 1999, Monsanto sold its Solaris lawn and garden business exclusive of its Roundup(R) herbicide products for consumer use to Scotts and entered into a separate, long-term, exclusive agreement pursuant to which Monsanto continues to make Roundup herbicide products for consumer use and Scotts markets the products. Scotts has been for many years a substantial supplier to us and, in connection with its direct sales, a substantial purchaser of our services.

  Scotts has altered its distribution systems for certain products, including Ortho(R) and Miracle-Gro(R) products and Monsanto's consumer Roundup products for which Scotts acts as Monsanto's exclusive sales agent. Beginning October 1, 1999, Scotts began to distribute Ortho and Roundup products through a system that involves a combination of distributors, of which we are the largest, as well as through direct sales by Scotts to certain major retailers. In addition, Scotts has begun to sell Miracle-Gro directly to certain retailers.

  We believe that the business likely to be taken over in this fiscal year ending September 30, 2000 by Scotts is estimated to be approximately $200-250 million in sales. The gross profit associated with these sales in fiscal 1999 was approximately $15-25 million. We expect this loss of gross profit to be partially offset this fiscal year with expense reductions and other business growth. However, there is no assurance that the business taken over by Scotts will not be greater than $200-250 million or that we will be successful in our attempts to reduce expenses and generate new business.

  Due to the changes in Scotts' distribution system, our inventory of Scotts products and the related payables are likely to be reduced by an amount that is estimated to be in excess of $75 million. Additionally, we have taken actions to realign our lawn and garden distribution operations to reflect business levels for fiscal 2000. As a result, we have recorded charges of $7.6 million in the fiscal year ending September 25, 1999. These charges related principally to the closing of three distribution centers and work force reductions as well as charges to reduce the carrying value of inventory to be returned to Solaris to its estimated net realizable value, and to establish a reserve for estimated non-collectable amounts due from distributors involved in the Solaris program.

  The amount and profitability of Distribution's business with Scotts in fiscal 2000 and in future years, if any, may be influenced by numerous factors and is impossible to predict. Accordingly, the actual results of our operations may differ significantly from the foregoing estimates.

  The sale of the Solaris business by Monsanto and the expiration of the Solaris Agreement subject our distribution business to significant uncertainties. These include our new relationship with Scotts and the resolution of all payments due between us and Monsanto under the Solaris Agreement, such as the amounts receivable from Monsanto for cost reimbursements, payments for cost reductions and payments for services; the amounts payable to Monsanto for inventory; and responsibility for obsolete inventory and for non-payment by Solaris' sub-agents. The resolution of these uncertainties may involve litigation and could have a material adverse effect on our results of operations, financial position and/or cash flows.

Results of Operations

  The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                                    Fiscal Year Ended
                                                    ----------------------------------------------------
                                                    September 27,      September 26,      September 25,
                                                       1997               1998               1999
                                                    ------------       ------------       --------------
Net sales..........................................     100.0%              100.0%              100.0%
Cost of goods sold and occupancy...................      82.6                77.9                77.0
                                                     --------          ----------         -----------
Gross profit.......................................      17.4                22.1                23.0
Selling, general and administrative expenses.......      13.0                16.1                18.8
Other charges......................................       0.0                 0.9                 0.5
                                                     --------          ----------         -----------
Income from operations.............................       4.4                 5.1                 3.7
Interest expense - net.............................       0.8                 0.6                 0.8
                                                     --------          ----------         -----------
Income before income taxes.........................       3.6                 4.5                 2.9
Income taxes.......................................       1.5                 1.9                 1.3
                                                     --------          ----------         -----------
Net income.........................................       2.1%                2.6%                1.6%
                                                     ========          ==========         ===========

Fiscal 1999 Compared with Fiscal 1998

  Net sales for the year ended September 25, 1999 increased by 18.6% or $240.8 million to $1,535.6 million from $1,294.8 million for the year ended September 26, 1998. Of the $240.8 million increase, approximately $132.7 million was attributable to businesses acquired. Of the increase related to our existing business, approximately $85.2 million was attributable to Distribution, $28.4 million to Garden Products and a decrease of $5.5 million was attributable to Pet Products.

  Gross profit increased by 23.5% or $67.1 million from $285.7 million during the year ended September 26, 1998 to $352.8 million for the comparable 1999 period. Gross profit as a percentage of net sales increased from 22.1% for fiscal 1998 to 23.0% for fiscal 1999. While gross profit from existing operations increased compared with 1998, approximately $47.5 million of the increase related to acquired operations. The increase in gross profit as a percentage of net sales is the result of a larger proportion of Garden Products and Pet Products sales relative to total sales in fiscal 1999 compared to fiscal 1998.

  For the year ended September 25, 1999, selling, general and administrative expenses increased by $80.4 million to $289.4 million from $209.0 million for the year ended September 26, 1998, an increase of 38.5%. Of the $80.4 million increase, approximately $33.9 million related to newly acquired operations. As a percentage of net sales, selling, general and administrative expenses increased from 16.1% in fiscal 1998 to 18.9% in fiscal 1999. Of the $46.5 million increase related to our existing business, approximately $29.4 million is the result of increased sales volume in fiscal 1999. The balance of the increase is attributable to (1) $7.8 million related to the expanded use of common freight carriers, additional sales and service personnel and increased facilities costs within Distribution, (2) $3.4 million related to product development and packaging design and testing for both Pet Products and Garden Products, (3) $1.4 million related to computer conversion costs for certain older systems acquired in acquisitions, and expanded use of data communication lines to link all our computer systems, (4) $1.7 million increase in goodwill amortization, and (5) approximately $2.8 million related to increased medical insurance, legal and professional, and personnel costs.

  For the year ended September 25, 1999, the Company recorded other charges totaling $7.6 million. $2.8 million of these charges related to the resizing of our Distribution operations and costs associated with the expiration of the Solaris Agreement. The resizing of our Distribution operations was made to reflect the fact that our sales volume of Solaris products in fiscal 2000 will be reduced from the volume in fiscal 1999 by an estimated $200-$250 million.
In order to minimize the impact of this loss of revenue, the Company has initiated plans to close its distribution centers located in Visalia, California; McAlester, Oklahoma; and Albuquerque, New Mexico. Customers primarily serviced by these locations have been assigned to other Company facilities. The remaining $4.8 million of the charge, is required to reduce the carrying value of inventory to be returned to Solaris to its estimated net realizable value, and to establish a reserve for estimated non-collectable amounts due from distributors involved in the Solaris program.

  Net interest expense for the year ended September 25, 1999 increased by approximately 59% or $4.5 million to $12.1 million for $7.6 million for the year ended September 26, 1998. The increase is due to higher average outstanding short-term debt resulting principally from the Company's stock repurchase program and the acquisition in January 1999 of Norcal Pottery. During fiscal 1999, the Company repurchased its stock for a total cost of approximately $121.7 million primarily through the use of its revolving credit facility.

  Average short-term borrowings for fiscal 1999 were $65.8 million compared with $42.8 million for fiscal 1998. The average short-term interest rates for the years ended September 25, 1999 and September 26, 1998 were 7.5% and 8.7%, respectively.

  The Company's effective income tax rate for 1999 was 44% compared with 42% for fiscal 1998. The increase in the effective tax rate results principally from non-deductible goodwill expense being a higher percentage of taxable income than was the case in fiscal 1998.

Fiscal 1998 Compared with Fiscal 1997

  Net sales for the year ended September 26, 1998 increased by 54.0% or $453.9 million to $1,294.9 million from $841.0 million for the year ended September 27, 1997. Of the $453.9 million increase, approximately $389.9 million was attributable to businesses acquired. The increase related to existing business was attributable principally to Distribution with modest increases in Garden Products and Pet Products.

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

  For the year ended September 26, 1998, selling, general and administrative expenses increased by $99.8 million to $209.0 million from $109.2 million for the year ended September 27, 1997. Of the $99.8 million increase, approximately $91.9 million is attributable to newly acquired businesses. As a percentage of net sales, selling, general and administrative expenses increased from 13.0% in 1997 to 16.1% in 1998. This percentage increase relates to the Garden Products and Pet Products businesses acquired during fiscal 1998. These types of businesses have significantly higher operating costs as a percentage of sales than Distribution. Selling, general and administrative expenses as a percentage of net sales from existing operations decreased slightly from 13.0% for fiscal 1997 to 12.9% for fiscal year 1998. As branded products become a greater percentage of total sales, selling, general and administrative expense as a percentage of net sales should continue to increase.

  For the year ended September 26, 1998, the Company recorded other charges totaling $11.0 million. These charges related principally to (1) the closure of 11 of the Company's branch locations and (2) costs associated with professional and due diligence expenses principally related to a potential major acquisition that was not completed. Of the 11 operations which were closed, seven were related to Distribution's pet supplies business; five in the Western U.S. and two in the Northeast market. The closure and consolidation of these operations into other existing branches was principally due to the acquisition of regional pet retailers by two major pet retailers, and in the Northeast market the decision by one major retailer to purchase a larger percentage of their products either directly from manufacturers into its retail store locations or distribute these products through internal distribution centers. As a result of these actions, the overall market for the Company's pet supplies business in these geographic areas was reduced. The costs to realign and integrate the affected operations amounted to approximately $6.7 million. The Company believes that the closure of these locations will enable it to serve its customer base more cost effectively. The closure of two of the Company's Southern California Distribution branches was done in conjunction with the transfer of certain business previously shipped from the Company's Central California facility. The operations of these three branches were consolidated into a larger existing facility in Southern California. The Company believes that the move will reduce shipping costs within California while at the same time provide better service to its customers. The remaining branches which were closed related to the

Company's vegetable seed distribution operation in Celaya, Mexico, and the consolidation of the Pennington Seed operation in Arkansas into the Company's branch in Arkansas. The Celaya branch was part of a larger acquisition made by the Company several years ago. Since the sale of vegetable seed has never been part of the Company's core business and revenues have remained modest with little growth potential, the Company elected to exit this business.

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

Impact of Year 2000

  State of Readiness. In early 1998, Central conducted an overall assessment of its systems, including Year 2000 readiness. Based on this assessment, Central developed a plan to deal with Year 2000 issues, which covered both systems and vendor/customer issues. The plan included both upgrades to or replacement of current systems to bring all of Central's systems into compliance. Many of the existing information systems used by subsidiaries or divisions acquired by Central were replaced, primarily for business reasons apart from Year 2000 issues.

  Central has used primarily internal resources to reprogram or replace and test its systems for Year 2000 compliance. In addition, Central has used certain external resources to replace outdated information systems at certain of its subsidiaries' operations. These systems changes were completed during fiscal 1999.

  The plan developed to address vendor and customer issues included systems integration, testing and communication strategies. Central has sent confirmations and discussed Year 2000 readiness with its significant vendors and customers to determine the extent to which it may be vulnerable to a failure by any of these third parties to remediate their own Year 2000 issues. Central has tested electronic data transmissions to and from its major vendors and customers to ensure Year 2000 compliance. In addition to vendors and customers, Central also relies upon governmental agencies, utility companies, telecommunication service companies and other service providers outside of Central's control. Nothing has come to the Company's attention that would indicate a Year 2000 problem which would affect the Company, however, there can be no assurance that Central's vendors or customers, governmental agencies or other third parties will not suffer a Year 2000 business disruption that could have a material adverse effect on the Company's results of operations or financial position.

  Costs to Address the Year 2000 Issue. To date, Central has incurred no significant incremental costs addressing Year 2000 issues, although it has incurred costs, independent of the Year 2000 Issue, relating to the implementation of new systems for certain subsidiaries. Central has no separate budget for Year 2000 Issues, and expenditures relating to the Year 2000 issues have not been material to the Company's results of operations or financial position.

  Risks Presented by the Year 2000 Issue. The Company believes that the most likely risks of serious Year 2000 business disruptions are external in nature, such as (i) disruptions in telecommunications, electric, or transportation services, (ii) failure by third parties to provide goods or services essential to the Company's business activities and (iii) noncompliance of smaller trading partners. Of all the external risks, the Company believes the most reasonably likely worst case scenario would be a business disruption resulting from an extended and/or extensive communications failure. With its extensive use of technology, the Company is now dependent on data and voice communications to receive, process, track and bill customers' orders, move funds, replenish product and complete other activities critical to the Company's business. Based on the Company's information regarding the readiness of its major communications carriers, as well as the Company's developing contingency plans, the Company expects that any such disruption would be likely to be localized and of short duration, and would therefore not be likely to have a material adverse effect on the Company.

  Contingency Plans. Central's Year 2000 plan includes contingency plans in the events that Central's computer systems experience unforeseen problems relating to the Year 2000 issue or any third parties who provide goods or services essential to Central's business fail to appropriately address their Year 2000 issues. These contingency plans include alternative electronic and manual means for placing and receiving orders, and alternative power supplies and communication lines, as well as having qualified computer professionals on 24-hour-a-day stand by during the period from December 31, 1999 through January 4, 2000.

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

  The Company's business is highly seasonal and its working capital requirements and capital resources track closely to this seasonal pattern. During the first fiscal quarter accounts receivable reach their lowest level while inventory, accounts payable and short-term borrowings increase. Since the Company's short-term credit line fluctuates based upon a specified asset borrowing base, this quarter is typically the period when the asset borrowing base is at its lowest and consequently the Company's ability to borrow is at its lowest. During the second fiscal quarter, receivables, accounts payable and short-term borrowings begin to increase, reflecting the build-up of inventory and related payables in anticipation of the peak selling season. During the third fiscal quarter, principally due to the Solaris Agreement, inventory levels remain relatively constant while accounts receivable peak and short-term borrowings start to decline as cash collections are received during the peak selling season. During the fourth fiscal quarter, inventory levels are at their lowest, and accounts receivable and payables are substantially reduced through conversion of receivables to cash.

  For the year ended September 25, 1999, the Company generated cash from operating activities of $63.6 million. Net cash used in investing activities of $32.7 million resulted from acquisitions and additions to plant and equipment . Cash used by financing activities was $33.2 million and related principally to the repurchase of the Company's stock in the amount of $121.7 million, and was primarily financed by short-term borrowings of $87.4 million. Additionally, $2.5 million was received from the exercise of stock options and shares purchased under the Company's employee stock purchase plan.

  The Company has a $125.0 million line of credit with Congress Financial Corporation (Western). The available amount under the line of credit fluctuates based upon a specific asset-borrowing base. The line of credit bears interest at a rate equal to the prime rate per annum, and is secured by substantially all of the Company's assets. At September 25, 1999, the Company had $75.8 million of outstanding borrowings and had $49.2 million of available borrowing capacity under this line. The Company's line of credit contains certain financial covenants such as minimum net worth and minimum working capital requirements. The line also requires the lender's prior written consent to any acquisition of a business and includes a ceiling on the dollar amount the Company can utilize to reacquire Company stock. In connection with the acquisition of one company in fiscal 1998, the Company assumed a $60 million line of credit, of which approximately $39.7 million was available at September 25, 1999. Interest related to this line is based on a rate either equal to the prime rate or LIBOR plus .875% at the Company's option.

  The Company believes that cash flow from operations, funds available under its lines of credit and arrangements with suppliers will be adequate to fund its presently anticipated working capital requirements for the foreseeable future. The Company anticipates that its capital expenditures will not exceed $18.0 million for the next 12 months.

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

Weather and Seasonality

  Historically, the Company's sales of lawn and garden products have been influenced by weather and climate conditions in the markets it serves. For example, during the first six months of both 1993 and 1995 and the first three months of the calendar year in 1996, the Company's results of operations were negatively affected by severe weather conditions in many parts of the country. Additionally, the Company's business is highly seasonal. In fiscal 1999, approximately 64% of the Company's sales occurred in the first six months of the calendar year. Substantially all of the Company's operating income is typically generated in this period which has historically offset the operating losses incurred during the first fiscal quarter of the year.

Risk Factors Relating to Forward-Looking Statements

  This Form 10-K contains forward-looking statements that involve risks and uncertainties. These forward looking statements include information regarding future financial results, the estimated effect of the termination of the Solaris Agreement and future acquisition activity. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of factors both in and out of our control, including the risks faced by us described below and elsewhere in this Form 10-K.

  You should carefully consider the risks described below. We have separated the risks into four groups:

  .  risks that relate to Garden Products;

  .  risks that relate to Distribution;

  .  risks that relate to Pet Products; and

  .  risks that relate to Central generally.

  In addition, the risks described below are not the only ones facing us. We have only described the risks we consider to be the most material. However, there may be additional risks that are viewed by us as not material or are not presently known to us.

  If any of the events described below were to occur, our business, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected. When we say below that something could or will have a material adverse effect on us, we mean that it could or will have one or more of these effects. In any such case, the price of our common stock could decline, and you could lose all or part of your investment in our company.

                       Risks Relating to Garden Products

Adverse weather during the peak gardening season can hurt Garden Products' and our net sales.

  Because demand for lawn and garden products is significantly influenced by weather, particularly weekend weather during the peak gardening season, our results of operations could be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, water shortages or floods. During the last several years, our results of operations were negatively affected by severe weather conditions in some parts of the country. Additionally, our business is highly seasonal, with approximately 66% of our sales in fiscal 1999 occurring during the second and third quarters of the fiscal year. Historically, substantially all of our operating income is generated in this period.

An increase in market prices for grains used to produce bird seed and grass seed could have a negative impact on our operating income.

  Garden Products' financial results depend to a large extent on the cost of raw materials and the ability of Garden Products' to pass along to its customers increases in these costs. In particular, our Pennington subsidiary is exposed to fluctuation in market prices for commodity grains, used to produce bird seed and grass seed. Historically, market prices for commodity grains have fluctuated in response to a number of factors, including changes in United States government farm support programs, changes in international agricultural and trading policies and weather conditions during the growing and harvesting seasons. In the event of any increases in raw materials costs, Garden Products would be required to increase sales prices for its products in order to avoid margin deterioration. There can be no assurance as to the timing or extent of Garden Products' ability to implement future price adjustments in the event of increased raw material costs or as to whether any price increases implemented by Garden Products may affect the volumes of future shipments.

  To protect against changes in market prices, we enter into purchase contracts for grains, bird seed and grass seed to cover approximately one-third of the purchase requirements for a selling season. Since we hedge only a portion of our purchase requirements, if market prices for grains increase, our cost of production would increase.

Garden Products depends on a few customers, including Wal*Mart and Lowes, for a significant portion of its net sales.

  Garden Products' largest customer is Wal*Mart, which accounted for approximately 41% and 42% of its net sales for fiscal 1999 and fiscal 1998, respectively. Garden Products' second largest customer is Lowes, which accounted for approximately 10% and 15% of its net sales for fiscal 1999 and fiscal 1998, respectively. The loss of, or significant adverse change in, the relationship between us and Wal*Mart or Lowes could cause our net sales and income from operations to decline. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major customer could reduce our income from operations.

                         Risks Relating to Distribution

Our net sales and operating income are expected to decrease significantly due to the expiration of the Solaris Agreement.

  From October 1, 1995 to September 30, 1999, we distributed Solaris product nationwide, pursuant to an exclusive distribution agreement. Sales of products purchased from Solaris, our largest supplier, accounted for approximately 43% of Distribution's net sales and 27% of Central's net sales during fiscal 1999 and 41% of Distribution's net sales and 28% of Central's net sales during fiscal 1998. In January 1998 Monsanto sold its Solaris lawn and garden business exclusive of its Roundup(R) herbicide products for consumer use to Scotts. Beginning October 1, 1999, Scotts began to distribute Ortho(R) and Roundup(R) products through a system that involves a combination of distributors, of which we are the largest, as well as through direct sales by Scotts to certain major retailers. In addition, Scotts has begun to sell Miracle-Gro directly to certain retailers.

  We believe that the business likely to be taken over in this fiscal year ending September 30, 2000 by Scotts is estimated to be approximately $200-250 million in sales. The gross profit associated with these sales in fiscal 1999 was approximately $15-25 million. We expect this loss of gross profit to be partially offset this fiscal year with expense reductions and other business growth. However, there is no assurance that the business taken over by Scotts in the current fiscal year will not be greater than $200-250 million. In addition, there can be no assurance, that Scotts will continue to do business with us in future years or that we will be successful in our attempts to reduce expenses and generate new business. The amount and profitability of Distribution's business with Scotts in fiscal 2000 and in future years, if any, may be influenced by numerous factors and is impossible to predict. Accordingly, the actual results of our operations may differ significantly from the foregoing estimates.

  The sale of the Solaris business by Monsanto and the end of the Solaris Agreement subject our distribution business to significant uncertainties. These include our new relationship with Scotts and the final accounting for all issues between us and Monsanto under the Solaris Agreement, such as the amounts receivable from Monsanto for cost reimbursements, payments for cost reductions and payments for services; the amounts payable to Monsanto for inventory; and responsibility for obsolete inventory and for non-payment by Solaris' sub-agents. The resolution of these uncertainties may involve litigation and could have a material adverse effect on our results of operations financial position and/or cash flows.

Distribution depends on a small number of suppliers for a significant portion of its net sales.

  While Distribution purchases products from over 1,000 different manufacturers and suppliers, it believes that over 60% of its net sales in fiscal 1999 were derived from products purchased from its five largest suppliers. Distribution believes that approximately 43% of its net sales during fiscal 1999 and 41% of its net sales during fiscal 1998 were derived from sales of products purchased from Solaris, Distribution's largest supplier.

  The Solaris Agreement expired on September 30, 1999. The loss of the exclusive relationship between us and Solaris is expected to have a material adverse impact on our business and financial results. Similarly, the loss of, or a significant adverse change in, the relationship between us and any other key manufacturer or supplier could have a material adverse impact on our business and financial results. In addition, during the peak selling season, there may be unanticipated shortages of certain high demand products. Although historically Distribution has purchased enough inventory of such products or their substitutes to satisfy retailer demand, the unanticipated failure of any manufacturer or supplier to meet Distribution's requirements or its inability to obtain substitutes could have a material adverse effect on us. In most cases Distribution operates without written agreements with its suppliers. Accordingly, although Distribution believes it has good relationships with its suppliers, there is a risk that one or more of our suppliers may at any time terminate its supply relationship with Distribution.

Distribution depends on a few customers, including Wal*Mart and Home Depot, for a significant portion of its net sales.

  Distribution's largest customer is Wal*Mart, which accounted for approximately 22% of Distribution's net sales for fiscal 1999 and 1998. Distribution's second largest customer is Home Depot, which accounted for approximately 11% and 10% of Distribution's net sales for fiscal 1999 and fiscal 1998, respectively. During fiscal 2000, Wal*Mart is having certain products delivered to its internal distribution centers rather than directly to stores. This will adversely affect our revenue from these products. If Wal*Mart increases deliveries to its internal distribution centers rather than directly to stores in the future, our revenues could suffer. The loss of, or significant adverse change in, the relationship between Distribution and Wal*Mart or Home Depot could have a material adverse effect on our business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major customer could have a material adverse impact on our business and financial results.

Our business will suffer if manufacturers and suppliers sell directly to retailers.

  Manufacturers and suppliers of lawn and garden products have sold, and may intensify their efforts to sell, their products directly to retailers, including Distribution's major customers. Since the expiration of the Solaris Agreement, Scotts has begun to sell Solaris(R) and Miracle-Gro(R) products directly to some retailers. Most of Distribution's major customers, including its top ten customers, purchase certain products--typically high volume items ordered in large quantities--directly from manufacturers or suppliers. Distribution believes that most major manufacturers and suppliers that utilize distributors continually evaluate the effectiveness of their distribution programs as well as the performance of individual distributors, and, accordingly, there can be no assurance that major manufacturers and suppliers of the products distributed by Distribution will not modify their distribution programs in ways that could adversely affect us. In addition to direct sales from manufacturers and suppliers to retailers, certain retailers, like Wal*Mart, have, and may intensify their efforts to have, products shipped by Distribution to their internal distribution centers rather than directly to stores. Such direct shipments generally yield lower gross margins to Distribution than shipments to retailers' stores, but Distribution believes that its associated operating costs are typically lower with such direct shipments. If these programs become more common or if other methods of distribution of lawn and garden products become more widely accepted, our business and financial results could be materially adversely affected.

The majority of our pet supply distribution sales are made to independent pet retailers, whose market share has been eroded by the growth of national specialty pet stores.

  Historically, a majority of our pet supply distribution sales have been made to independent pet retailers. In recent years, these independent pet retailers have experienced severe competition from and a loss of market share to national specialty pet retailers, like PETsMART and Petco, and mass merchants, like Wal*Mart, Kmart and Target. In addition, these independent pet retailers are now experiencing competition from internet e-retailers. The future success of our pet supply distribution business will depend on our ability to offer competitive costs and value-added services to independent pet dealers and to increase sales to national specialty pet retailers and mass merchants. If independent pet retailers continue to lose market share to national specialty pet retailers and we are unable to expand our business with these pet retailers, Distribution's net sales will decline and our operating income will suffer.

Adverse weather during the peak gardening season can hurt Distribution's and our net sales.

  Because demand for lawn and garden products is significantly influenced by weather, particularly weekend weather during the peak gardening season, Distribution's revenue and our results of operations could be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, water shortages or floods. During the last several years, our results of operations were negatively affected by severe weather conditions in some parts of the country. Additionally, Distribution's business is highly seasonal, with approximately 66% of its sales in fiscal 1999 occurring during the second and third quarters of the fiscal year. Historically, substantially all of Distribution's operating income is generated in this period.

Because of intense competition, Distribution's product sales generate low margins.

  The lawn and garden and pet supply distribution industries in which we operate are characterized by relatively low profit margins. As a result, Distribution's success is highly dependent upon increasing revenues and profits through internal expansion and acquisitions, effective cost and management controls and differentiating its services from those of its competitors. The wholesale lawn and garden and pet supply distribution businesses are highly competitive, with many companies competing principally on the basis of price and service. In addition to competition from other distributors, Distribution also competes with manufacturers and suppliers, like Scotts, that elect to distribute certain of their products directly to retailers, including Distribution's major customers, and private label product suppliers. There can be no assurance that Distribution will not encounter increased competition in the future or will not lose business from major manufacturers that elect to sell their products directly to retailers, either of which could adversely affect our operations and financial results.

                        Risks Relating to Pet Products

Pet Products depends on a few customers, including PETsMART and Petco, for a significant portion of its net sales.

  Pet Products' largest customer is PETsMART, which accounted for approximately 11% and 10% of Pet Products' net sales for fiscal 1999 and fiscal 1998, respectively. Pet Products' second largest customer is Petco, which accounted for approximately 9% and 7% of Pet Products' net sales for fiscal 1999 and fiscal 1998, respectively. The loss of, or significant adverse change in, the relationship between Pet Products and PETsMART or Petco could have a material adverse effect on Pet Products' business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or Pet Products' inability to collect accounts receivable from any major customer could have a material adverse impact on our business and financial results.

An increase in market prices for grains could have a negative impact on our operating income.

  Pet Products' financial results depend to a large extent on the cost of raw materials and the ability of Pet Products' to pass along to its customers increases in these costs. In particular, our Kaytee subsidiary is exposed to fluctuation in market prices for commodity grains. Historically, market prices for commodity grains have fluctuated in response to a number of factors, including changes in United States government farm support programs, changes in international agricultural and trading policies and weather conditions during the growing and harvesting seasons. In the event of any increases in raw materials costs, Pet Products would be required to increase sales prices for its products in order to avoid margin deterioration. There can be no assurance as to the timing or extent of Pet Products' ability to implement future price adjustments in the event of increased raw material costs or as to whether any price increases implemented by Pet Products may affect the volumes of future shipments.

  To protect against changes in market prices, we enter into purchase contracts for grains and bird seed to cover approximately one-third of the purchase requirements for a selling season. Since we hedge only a portion of our purchase requirements, if market prices for grains increase, our cost of production would increase.

                      Risks Relating to Central Generally

Our quarterly operating results are susceptible to fluctuations, which could cause our stock price to decline.

  We expect to continue to experience variability in our net sales and net income on a quarterly basis. Factors that may contribute to this variability include:

  . the final resolution of payments due between us and Monsanto under the Solaris Agreement, such as the amounts receivable from Monsanto for cost reimbursements, payments for cost reductions and payments for services; the amounts payable to Monsanto for inventory; and responsibility for obsolete inventory and for non-payment by Solaris' direct sales accounts;

  . the extent of lost business from the expiration of the Solaris Agreement and our ability to offset the loss of gross profit under the Solaris Agreement through expense reductions and other business growth;

  .  weather conditions and seasonality during peak gardening seasons;

  .  shifts in demand for lawn and garden products;

  .  shifts in demand for pet products;

  . changes in product mix, service levels and pricing by us and our competitors;

  .  the effect of acquisitions; and

  .  economic stability of retail customers.

  In addition, because our distribution business operates on relatively low margins, our operating results in any quarterly period could be affected significantly by slight variations in revenues or operating costs. For the same reason, our quarterly results also may be vulnerable to problems in areas such as collectibility of accounts receivable, inventory control and competitive price pressures. The market price of our common stock could be subject to significant fluctuations in response to these variations in quarterly operating results and other factors.

Our ability to grow will depend upon internal expansion and acquisitions.

  As part of our growth strategy, we aggressively pursue the acquisition of other companies, assets and product lines that either complement or expand our existing business. Acquisitions involve a number of special risks, including the diversion of management's attention to the assimilation of the operations and personnel of the acquired companies, adverse short-term effects on our operating results, integration of financial reporting systems and the amortization of acquired intangible assets. Since 1993, Central has completed over 22 acquisitions. There can be no assurance that we can successfully integrate acquired businesses or that such businesses will enhance our business. We have also had preliminary acquisition discussions with, or have evaluated the potential acquisition of, numerous other companies over the last several years. We are unable to predict the likelihood of a material acquisition being completed in the future. We may seek to finance any such acquisition through additional debt or equity financings, which could result in dilution and additional risk for the holders of our common stock.

  We anticipate that one or more potential acquisition opportunities, including those that would be material, may become available in the near future. If and when appropriate acquisition opportunities become available, we intend to pursue them actively. No assurance can be given that any acquisition by us will or will not occur, that if an acquisition does occur that it will not materially and adversely affect us or that any such acquisition will be successful in enhancing our business. Our future results of operations will also depend in part on our ability to successfully expand internally by increasing the number of distribution centers and new product lines, and to manage any future growth. No assurance can be given that we will be able to open or operate new distribution centers, obtain or integrate additional product lines or manage any future growth successfully.

Our success is dependent upon retaining key personnel.

  Our future performance is substantially dependent upon the continued services of William E. Brown, our Chairman and Chief Executive Officer, Glenn W. Novotny, our President and Chief Operating Officer, and Brooks M. Pennington III, the President of Pennington. The loss of the services of any of these persons could have a material adverse effect upon us. In addition, our future performance depends on our ability to attract and retain skilled employees. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified employees in the future.

If we do not adequately address Year 2000 compliance issues, our business could be disrupted, we could incur unanticipated expenses and we could lose customers.

  Significant uncertainty exists concerning the potential effects associated with the Year 2000 Issue. The Year 2000 Issue exists because many currently installed computer systems, software products and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may not be able to recognize or distinguish the Year 2000 from 1900. The inability to recognize or properly treat the Year 2000 may cause systems to incorrectly process critical operational and financial information.

  Our services rely on a complex communications infrastructure including telecommunications systems that we cannot adequately evaluate for Year 2000 compliance. In addition, our services are dependent upon equipment and software provided by third parties that may not be Year 2000 compliant.

  The failure of these systems or of any third-party equipment or software to achieve Year 2000 compliance could result in:

  . inability to process customer orders or communicate electronically with suppliers and customers;

  .  delay or loss of revenue;

  .  cancellations of contracts by customers;

  .  diversions of our management's attention and development resources;

  .  damage to our reputation; and

  .  litigation costs.

  For more information on our Year 2000 issues, you should read the discussion in the "Management's Discussion and Analysis of Financial Condition and Results of Operations--Impact of Year 2000" section of this Form 10-K.

The holders of our Class B stock, through their voting power, can greatly influence control of the Company.

  As of December 1, 1999, William E. Brown, our Chairman and Chief Executive Officer, controls approximately 48.5% of the voting power of our capital stock and, therefore, can effectively control all matters requiring stockholder approval, including the power to elect all of our directors. Holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast. Holders of common stock are entitled to one vote for each share owned. The holders of Class B stock have approximately 49.7% of the combined voting power, subject to the aforementioned voting restrictions. Holders of Class B stock are likely to be able to elect all of our directors, control our management and policies and determine the outcome of any matter submitted to a vote of our stockholders except to the extent that a class vote of the common stock is required by applicable law. The disproportionate voting rights of the common stock and Class B stock could have an adverse effect on the market price of the common stock. Such disproportionate voting rights may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, a tender offer or a proxy contest, even if such actions were favored by our common stockholders. Accordingly, such disproportionate voting rights may deprive holders of common stock of an opportunity to sell their shares at a premium over prevailing market prices, since takeover bids frequently involve purchases of stock directly from stockholders at such a premium price.

The products that we manufacture and distribute may subject us to environmental considerations.

  Many of the products that we manufacture and distribute are subject to regulation by federal, state and local authorities. Such regulations are often complex and are subject to change. Environmental regulations may affect us by restricting the manufacturing or use of our products or regulating their disposal. Regulatory or legislative changes may cause future increases in our operating costs or otherwise affect operations. Although we believe we are and have been in substantial compliance with such regulations and has strict internal guidelines on the handling and disposal of our products, there is no assurance that in the future we may not be adversely affected by such regulations or incur increased operating costs in complying with such regulations. However, neither the compliance with regulatory requirements nor our environmental procedures can ensure that we will not be subject to claims for personal injury, property damages or governmental enforcement.

Product liability insurance.

  Our business exposes us to potential product liability risks, which are inherent in the manufacture and distribution of certain of our products. Although we generally seek to insure against such risks, there can be no assurance that such coverage is adequate or that we will be able to maintain such insurance on acceptable terms. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on us and could prevent us from obtaining adequate product liability insurance in the future on commercially reasonable terms.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

  Central is exposed to market risks, which include changes in U.S. interest rates and commodity prices and, to a lesser extent, foreign exchange rates. Central does not engage in financial transactions for trading or speculative purposes.

  Interest Rate Risk. The interest payable on Central's bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt had been 10% higher than actual rates, interest expense would have increased by approximately $500,000 and $375,000 for the years ended September 25, 1999 and September 26, 1998, respectively. In addition, Central has fixed income investments consisting of cash equivalents and short-term investments in marketable debt securities, which are also affected by changes in market interest rates. Except for the interest rate swap agreements discussed in Note 4 of the Consolidated Financial Statements, Central does not use derivative financial instruments in its investment portfolio.

  Commodity Prices. Central is exposed to fluctuation in market prices for grains, bird seed and grass seed. To mitigate risk associated with increases in market prices and commodity availability, Central enters into contracts for grains, bird seed and grass seed purchases.

  Foreign Currency Risks. Central has minimal sales outside of the United States and, therefore, has only minimal exposure to foreign currency exchange risks. Purchases made from foreign vendors are primarily made in U.S. dollars and, therefore, the Company has only minimal exposure to foreign currency exchange risk. Central does not hedge against foreign currency risks and believes that foreign currency exchange risk is immaterial.

Item 8.  Financial Statements and Supplementary Data

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Central Garden & Pet Company

Independent Auditors' Report..................................................................................    31

Consolidated Balance Sheets, September 25, 1999 and September 26, 1998........................................    32

Consolidated Statements of Income for Fiscal Years Ended September 25, 1999,
September 26, 1998 and September 27, 1997.....................................................................    33

Consolidated Statements of Shareholders' Equity for Fiscal Years Ended September 25, 1999
September 26, 1998 and September 27, 1997.....................................................................    34

Consolidated Statements of Cash Flows for Fiscal Years Ended September 25, 1999,
September 26, 1998 and September 27, 1997.....................................................................    35

Notes to Consolidated Financial Statements for Fiscal Years Ended September 25, 1999,
September 26, 1998 and September 27, 1997.....................................................................    36

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Central Garden & Pet Company
Lafayette, California

  We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the "Company") as of September 25, 1999 and September 26, 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended September 25, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 25, 1999 and September 26, 1998, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended September 25, 1999 in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the consolidated financial statements, the Company is negotiating final payments due under an expired vendor contract.

/s/ DELOITTE & TOUCHE LLP



December 20, 1999
San Francisco, California

                         CENTRAL GARDEN & PET COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                                           September 25,      September 26,
                                                                                               1999               1998
                                                                                           -------------      -------------
                                                                                                (dollars in thousands)
                                        ASSETS
Current assets:
 Cash and cash equivalents..............................................................        $   8,017           $ 10,328
 Accounts receivable, less allowance for doubtful accounts of
  $6,143 and 6,458......................................................................          149,411            142,293
 Inventories............................................................................          240,207            292,809
 Inventories held for return to manufacturer............................................           75,887                 --
 Prepaid expenses and other assets......................................................           11,254             26,884
                                                                                                ---------           --------
     Total current assets...............................................................          484,776            472,314
Land, buildings, improvements and equipment:
 Land...................................................................................            5,200              5,138
 Buildings and improvements.............................................................           38,969             37,929
 Transportation equipment...............................................................            5,842              5,873
 Machinery and warehouse equipment......................................................           47,354             41,319
 Office furniture and equipment.........................................................           32,081             21,928
                                                                                                ---------           --------
     Total..............................................................................          129,446            112,187
 Less accumulated depreciation and amortization.........................................           35,267             25,805
                                                                                                ---------           --------
     Land, buildings, improvements and equipment--net...................................           94,179             86,382
Goodwill................................................................................          346,488            339,430
Other assets............................................................................           30,387             30,574
                                                                                                ---------           --------
     Total..............................................................................        $ 955,830           $928,700
                                                                                                =========           ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable..........................................................................        $  95,883           $  6,956
 Accounts payable.......................................................................          188,113            153,739
 Accrued expenses.......................................................................           29,667             32,767
 Current portion of long-term debt......................................................            1,485              1,139
                                                                                                ---------           --------
     Total current liabilities..........................................................          315,148            194,601
Long-term debt..........................................................................          123,898            125,125
Deferred income taxes and other long-term obligations...................................           21,057             20,200
Commitments and contingencies                                                                          --                 --
Shareholders' equity:
 Series A convertible preferred stock...................................................               --                 --
 Class B stock..........................................................................               16                 16
 Common stock...........................................................................              302                298
 Additional paid-in capital.............................................................          524,058            519,933
 Retained earnings......................................................................           94,474             69,984
 Restricted stock deferred compensation.................................................               --                (39)
 Treasury stock.........................................................................         (123,123)            (1,418)
                                                                                                ---------           --------
     Total shareholders' equity ........................................................          495,727            588,774
                                                                                                ---------           --------
     Total..............................................................................        $ 955,830           $928,700
                                                                                                =========           ========

                See notes to consolidated financial statements.

                         CENTRAL GARDEN & PET COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                    Fiscal Year Ended
                                                                    --------------------------------------------------
                                                                    September 25,     September 26,      September 27,
                                                                        1999              1998               1997
                                                                    -------------     -------------      -------------
                                                                         (in thousands, except per share amounts)
Net sales.........................................................   $1,535,629        $1,294,864          $841,007

Cost of goods sold and occupancy..................................    1,182,828         1,009,143           694,925
                                                                     ----------        ----------          --------

   Gross profit...................................................      352,801           285,721           146,082

Selling, general and administrative expenses......................      289,379           209,014           109,160

Other charges.....................................................        7,602            11,003                --
                                                                     ----------        ----------          --------

   Income from operations.........................................       55,820            65,704            36,922

Interest expense -- net...........................................       12,087             7,609             6,554
                                                                     ----------        ----------          --------

   Income before income taxes.....................................       43,733            58,095            30,368

Income taxes......................................................       19,243            24,402            12,765
                                                                     ----------        ----------          --------

Net income........................................................   $   24,490        $   33,693          $ 17,603
                                                                     ==========        ==========          ========

Net income per common share:

   Basic..........................................................   $     0.90        $     1.18          $   1.11
                                                                     ==========        ==========          ========
   Diluted........................................................   $     0.89        $     1.15          $   1.07
                                                                     ==========        ==========          ========

Weighted average shares outstanding:

   Basic..........................................................       27,328            28,502            15,832
                                                                     ==========        ==========          ========
   Diluted........................................................       27,437            33,007            19,970
                                                                     ==========        ==========          ========

                See notes to consolidated financial statements.

                         CENTRAL GARDEN & PET COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                                     Restricted
                                     Series A                                               Additional                  Stock
                                   Convertible                                                Paid-in    Retained     Deferred
                                 Preferred Stock      Class B Stock         Common Stock      Capital    Earnings   Compensation
                                 ---------------     --------------         ------------      -------    --------   ------------
                                  Shares   Amount    Shares    Amount      Shares   Amount
                                  ------   ------    ------    ------      ------   ------
                                                                    (dollars in thousands)
Balance, September 29, 1996.....     100   $   --  1,933,575   $   19   12,562,521    $125    $111,228    $18,733   $       (182)
Amortization, restricted stock
 deferred compensation..........                                                                                              72
Conversion of Class B stock
 into common stock..............                    (270,408)      (3)     270,408       3
Issuance of common stock........                                         6,310,396      63     141,571
Net income......................                                                                           17,603
Preferred dividends paid........                                                                              (45)
Redemption of stock warrant.....                                                                (7,016)
                                 -------   ------  ---------   ------   ----------    ----    --------    -------   ------------

Balance, September 27, 1997.....     100       --  1,663,167       16   19,143,325     191     245,783     36,291           (110)

Amortization, restricted stock
 deferred compensation..........                                                                                              71
Tax benefit from exercise of
 stock options..................                                                                 2,566
Conversion of Class B stock
 into common stock..............                      (1,405)                1,405
Conversion of Class A preferred
 stock into common stock........    (100)      --                          100,000
Issuance of common stock........                                        10,473,800     107     271,584
Treasury stock purchases
Net income......................                                                                           33,693
                                 -------   ------  ---------   ------   ----------    ----    --------    -------   ------------

Balance, September 26, 1998.....      --       --  1,661,762       16   29,718,530     298     519,933     69,984            (39)

Amortization, restricted stock
 deferred compensation..........                                                                                              39
Tax benefit from exercise of
 stock options..................                                                                   120
Conversion of Class B stock
 into common stock..............                        (843)                  843
Issuance of common stock........                                           463,992       4       4,005
Treasury stock purchases........
Net income......................                                                                           24,490
                                 -------   ------  ---------   ------   ----------    ----    --------    -------   ------------

Balance, September 25, 1999.....      --   $   --  1,660,919   $   16   30,183,365    $302    $524,058    $94,474   $          -
                                 =======   ======  =========   ======   ==========    ====    ========    =======   ============

                                      Treasury Stock         Total
                                      --------------         -----
                                    Shares       Amount
                                    ------       ------
Balance, September 29, 1996.....     (26,000)  $    (364)  $ 129,559
Amortization, restricted stock
 deferred compensation..........                                  72
Conversion of Class B stock
 into common stock..............                                  --
Issuance of common stock........                             141,634
Net income......................                              17,603
Preferred dividends paid........                                 (45)
Redemption of stock warrant.....                              (7,016)
                                    ---------   ---------   ---------

Balance, September 27, 1997.....     (26,000)       (364)    281,807

Amortization, restricted stock
 deferred compensation..........                                  71
Tax benefit from exercise of
 stock options..................                               2,566
Conversion of Class B stock
 into common stock..............                                  --
Conversion of Class A preferred
 stock into common stock........                                  --
Issuance of common stock........                             271,691
Treasury stock purchases........     (46,000)     (1,054)     (1,054)
Net income......................                              33,693
                                    --------   ---------   ---------

Balance, September 26, 1998.....     (72,000)     (1,418)    588,774

Amortization, restricted stock
 deferred compensation..........                                  39
Tax benefit from exercise of
 stock options..................                                 120
Conversion of Class B stock
 into common stock..............                                  --
Issuance of common stock........                               4,009
Treasury stock purchases........ (10,779,350)   (121,705)   (121,705)
Net income......................                              24,490
                                 ------------  ---------   ---------

Balance, September 25, 1999..... (10,851,350)  $(123,123)  $ 495,727
                                 ===========   =========   =========

                See notes to consolidated financial statements.

                         CENTRAL GARDEN & PET COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Fiscal Year Ended
                                                                      ------------------------------------------------
                                                                        September 25,   September 26,   September 27,
                                                                            1999            1998            1997
                                                                      ---------------- --------------- ---------------
                                                                                        (in thousands)
Cash flows from operating activities:
 Net income..........................................................     $  24,490       $  33,693       $  17,603
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization......................................        20,492          16,114           5,373
  Deferred income taxes..............................................        (1,104)          5,918             983
  Loss (Gain) on sale of land, building and improvements.............           118            (107)             72
  Changes in assets and liabilities:
    Receivables......................................................        (5,882)          3,851          (7,107)
    Inventories......................................................       (20,001)         16,637         (20,830)
    Prepaid expenses and other assets................................        16,008          (1,396)         (1,322)
    Accounts payable.................................................        33,896         (24,830)         18,853
    Accrued expenses.................................................        (6,364)        (22,374)         (3,413)
    Other long-term obligations......................................         1,960           3,324              --
                                                                          ---------       ---------       ---------
     Net cash provided by operating activities.......................        63,613          30,830          10,212
                                                                          ---------       ---------       ---------
Cash flows from investing activities:
 Additions to land, buildings, improvements and equipment............       (18,640)        (18,904)         (4,605)
 Payments to acquire companies, net of cash acquired.................       (14,091)       (219,892)        (96,793)
                                                                          ---------       ---------       ---------
     Net cash used by investing activities...........................       (32,731)       (238,796)       (101,398)
                                                                          ---------       ---------       ---------
Cash flows from financing activities:
 Borrowings (repayments) of notes payable, net.......................        87,398         (63,859)        (27,832)
 Payments on long-term debt..........................................        (1,366)        (20,375)        (14,247)
 Payments to reacquire stock.........................................      (121,705)         (1,054)             --
 Payment to redeem warrant...........................................            --              --          (7,016)
 Proceeds from issuance of long-term debt............................            --              --         111,227
 Proceeds from issuance of stock.....................................         2,480         203,457         127,952
 Preferred dividends paid............................................            --              --             (45)
                                                                          ---------       ---------       ---------
     Net cash provided (used) by financing activities................       (33,193)        118,169         190,039
                                                                          ---------       ---------       ---------
Net increase (decrease) in cash......................................        (2,311)        (89,797)         98,853
Cash at beginning of year............................................        10,328         100,125           1,272
                                                                          ---------       ---------       ---------
Cash at end of year..................................................     $   8,017       $  10,328       $ 100,125
                                                                          =========       =========       =========
Supplemental information:
 Cash paid for interest..............................................     $  11,275       $   8,216       $   7,049
 Cash paid for income taxes..........................................        10,678          28,847          12,682
 Assets (excluding cash) acquired through purchase of subsidiaries...         4,907         222,710          58,280
 Liabilities assumed through purchase of subsidiaries................         2,756         171,969          34,897

                See notes to consolidated financial statements.

                         CENTRAL GARDEN & PET COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Fiscal Years Ended September 25, 1999, September 26, 1998
                            and September 27, 1997

1. Organization and Significant Accounting Policies

     Organization -- Central Garden & Pet Company, a Delaware corporation, and subsidiaries (the "Company"), is a national manufacturer, supplier and merchandiser of lawn and garden and pet supply products. The Company also offers an array of proprietary branded lawn and garden and pet supply products. The Company's business strategy is to capitalize on its national presence, comprehensive product selection, menu of value-added services and efficient operations. Utilizing these capabilities, the Company strives to develop and enhance servicing relationships with both large national and regional retailers as well as manufacturers.

     The Solaris Agreement -- The Company entered into an agreement effective October 1, 1995 with The Solaris Group ("Solaris"), a strategic business unit of Monsanto Company, the manufacturer of Ortho, Round-up and Green Sweep lawn and garden products (the "Solaris Agreement"). Under the Solaris Agreement, which had a four year term, the Company, in addition to serving as the master agent and master distributor for sales of Solaris products, provided a wide range of value-added services including logistics, order processing and fulfillment, inventory distribution and merchandising. However, Solaris continued to negotiate its sales prices directly with its direct sales accounts. The Solaris Agreement provided for the Company to be reimbursed for costs incurred in connection with services provided to Solaris' direct sales accounts and to receive payments based on the growth of sales of Solaris products. The Company was also entitled to share with Solaris in the economic benefits of certain cost reductions, to the extent achieved.

     In February 1999, Monsanto sold its Solaris lawn and garden business exclusive of its Roundup(R) herbicide products for consumer use to The Scotts Company ("Scotts") and entered into a separate, long-term, exclusive agreement pursuant to which Monsanto continues to make Roundup herbicide products for consumer use and Scotts markets the products. Scotts has been for many years a substantial supplier to the Company and, in connection with its direct sales, a substantial purchaser of Company services. On September 30, 1999, the Solaris Agreement expired according to its terms.

     Scotts has altered its distribution systems for certain products, including Ortho(R) and Miracle-Gro(R) products and Monsanto's consumer Roundup products for which Scotts acts as Monsanto's exclusive sales agent. Beginning October 1, 1999, Scotts began to distribute Ortho and Roundup products through a system that involves a combination of distributors, of which the Company is the largest, as well as through direct sales by Scotts to certain major retailers. In addition, Scotts has begun to sell Miracle-Gro directly to certain retailers. The Company will continue to serve as a distributor of Scotts products during fiscal 2000. However, management believes that the Company's sales volume of Solaris products in fiscal 2000 will be reduced from the volume of fiscal 1999 by an estimated $200-$250 million.

     At September 25, 1999, the Company held approximately $76 million of inventory, to be returned to Scotts after year end in accordance with the terms of the Solaris Agreement. Such inventory has been recorded at its estimated net realizable value, and reported on the consolidated balance sheet as Inventory held for return to manufacturer. The final payments due under the Agreement will be determined through negotiations between the Company and Monsanto. The outcome of such negotiations is uncertain, and the ultimate resolution could have a material adverse impact on the consolidated financial statements taken as a whole.

     Basis of Consolidation and Presentation -- The consolidated financial statements include the accounts of the Company. All transactions between the consolidated companies are eliminated.

                         CENTRAL GARDEN & PET COMPANY

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

     Revenue Recognition -- Sales are recorded, net of estimated returns and discounts, when merchandise is shipped from Company warehouses, because title passes to its customer and the Company has no further obligations to provide services related to such merchandise, or when services are provided to customers. The Company's current practice on product returns generally is to accept and credit the return of unopened cases of products from customers where the quantity is small, where the product has been misshipped or the product is defective.

     Other Charges -- In September 1999, the Company recorded other charges totaling $7.6 million associated with the expiration of the Solaris Agreement, workforce reductions and facility closures in the Company's Distribution operations.

     Of the $7.6 million charge, $4.7 million was recorded to reduce the carrying value of inventory to be returned to Solaris to its estimated net realizable values and to establish a reserve for estimated non-collectible amounts due from distributors involved in the Solaris program. The Company also recorded a $0.1 million charge for exit related costs, primarily lease costs required to be paid subsequent to the expiration of the Solaris Agreement.

     The Company initiated a plan for closure of three distribution centers as well as a workforce reduction which is expected to be completed by the end of the first quarter of fiscal 2000. Also included in the $7.6 million charge is $2.8 million related to such closures and workforce reductions. Of this charge, $1.5 million was required to reduce the $3.0 million carrying value of a building and certain facility assets which will no longer be used and are expected to be disposed of during the first half of fiscal 2000. Also related to such closures, a charge of $0.4 million was recorded for other exit-related costs. These primarily consist of lease costs and property taxes and other facility costs required to be paid subsequent to the termination of operations. As part of this plan, the Company recorded a severance charge of $0.6 million for workforce reductions. The severance charge relates to the termination of approximately 70 employees, primarily in the sales force and distribution centers and associated back-office functions. Severance of $0.2 million was paid during fiscal 1999 which related to the termination of 51 employees. The remaining severance will be paid in fiscal 2000. The Company also recorded a charge of $0.3 million to reduce the carrying value of inventory to its estimated recoverable value. $0.9 million of the $7.6 million other charges, recorded in September 1999 is included in accrued expenses as of September 25, 1999.

     In fiscal 1998, the Company recorded other charges totaling $11.0 million. These charges include approximately $6.7 million in costs related to the closure of 11 of the Company's branch locations and approximately $4.3 million in costs associated with professional and due diligence expenses principally related to a potential major acquisition that was not completed. Of the $6.7 million of closure related costs, $4.1 million related to costs incurred during the close down process, $2.1 million was recorded for other exit-related costs, primarily lease costs and a $0.5 million loss on the disposal of one facility. There were approximately $0.6 million and $0.9 million accrued liabilities at September 25, 1999 and September 26, 1998 respectively, for remaining facility lease obligations.

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

                         CENTRAL GARDEN & PET COMPANY

     Inventories, which primarily consist of garden products and pet supplies finished goods are stated at the lower of FIFO cost or market. Cost includes certain indirect purchasing, merchandise handling and storage costs.

     Inventories held for return to manufacturer consist of Solaris garden products inventory to be returned after year end in accordance with the terms of the Solaris Agreement.

     Long-lived assets - The Company periodically reviews its long-lived assets, including goodwill, for potential impairment based on a review of projected undiscounted cash flows associated with these assets.

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

     Goodwill is amortized using the straight-line method over periods ranging from 20 to 40 years. Accumulated amortization totaled $22,006,000 and $12,516,000 at September 25, 1999 and September 26, 1998, respectively.

     Fair Value of Financial Instruments -- At September 25, 1999 and September 26, 1998, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and non convertible debt approximates its fair value. The fair value of the Company's convertible subordinated notes was $80,500,000 and $101,217,000 at September 25, 1999 and September 26, 1998, respectively, which was computed by using quoted market prices.

     Derivative Financial Instruments - The Company's policy generally is to use financial derivatives only to manage exposure to fluctuations in interest rates. The Company has entered into interest rate swap agreements to hedge certain interest rate risks which are accounted for using the settlement basis of accounting. Premiums paid on interest rate swap agreements are deferred and amortized to interest expense over the life of the underlying hedged instrument, or immediately if the underlying hedged instrument is settled. No gains or losses are recorded for movements in the swaps' values during the terms of the respective agreements.

     Purchase commitments -- Seed production and purchase agreements obligate the Company to make future purchases based on estimated yields. At September 25, 1999, estimated annual seed purchase commitments were $63 million for 2000, $16 million for 2001 and $11 million for 2002.

     Reclassifications -- Certain 1997 and 1998 balances have been reclassified to conform with the 1999 presentation.

     New Accounting Pronouncements -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in either assets or liabilities. As amended in June 1999 by SFAS No. 137 this statement is effective for all fiscal years beginning after June 15, 2000 and is not to be applied retroactively to financial statements for prior periods. The impact of adoption of the standard has not yet been determined.

     SFAS No. 130 requires an enterprise report, by major components and as a single total, the change in its net assets, during the period from non-owner sources. The Company does not have any items of Other Comprehensive Income, as defined by SFAS No. 130, and thus Net Income is equal to Comprehensive Income.

                         CENTRAL GARDEN & PET COMPANY

2. Acquisitions

Fiscal 1997

     In January 1997, the Company acquired Four Paws Products, Ltd., a manufacturer of branded dog, cat, reptile and small animal products, for $55 million, including the issuance of 449,944 shares of common stock at a value of $10 million. The purchase price exceeded the fair market value of net assets acquired by $40 million, which was recorded as goodwill and is being amortized on a straight-line basis over 40 years.

     In February 1997, the Company's wholly owned Kenlin Pet Supply subsidiary acquired the pet supplies business of Country Pet Supply, N.W., Inc., a distributor of pet supply and pet food products. In March 1997, the Company acquired a 33.3% equity interest in Commerce LLC, a distributor of lawn and garden products which is being accounted for under the equity method. In May 1997, the Company acquired Ezell Nursery Supply, Inc., a distributor of lawn and garden, barbecue and patio products. The purchase price for these three acquisitions totaled $24 million, including the issuance of 193,104 shares of common stock at a value of $4 million. The purchase price exceeded the fair market value of net assets acquired by $18 million which was recorded as goodwill and is being amortized on a straight-line basis over 40 years.

     In May 1997, the Company completed its acquisition of the United States and Canada flea and tick business of Sandoz Agro, Inc., for $31 million, which exceeded the fair market value of net assets acquired by $23 million, which was recorded as goodwill and is being amortized on a straight-line basis over 40 years. The acquisition includes all methoprene-based products produced by Sandoz for use in the U.S. and Canada, and certain other specialty products.

Fiscal 1998

     In December 1997, the Company acquired Kaytee Products Incorporated ("Kaytee"), one of the nation's largest manufacturers of bird and small animal food. Under the terms of the agreement, the Company paid approximately $50 million. An additional payment of $3 million based on future revenues was recorded in fiscal 1999 as a liability and remained outstanding at September 25, 1999. The purchase price of Kaytee exceeded the fair value of net assets acquired by approximately $49 million which was recorded as goodwill and is being amortized on a straight-line basis over 40 years.

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

Fiscal 1999

     In January 1999, the Company acquired Norcal Pottery Products, Inc. ("Norcal"), an importer and distributor of lawn and garden pottery products. Under the terms of the agreement, the Company paid approximately $14 million

                         CENTRAL GARDEN & PET COMPANY
in cash and 115,634 shares of common stock at a value of approximately $2 million. The purchase price exceeded the fair market value of net assets acquired by approximately $12 million, which was recorded as goodwill and is being amortized on a straight-line basis over 40 years. The fair value of net assets acquired is based on preliminary estimates which are subject to change.

     The fiscal 1999, 1998 and 1997 acquisitions have been accounted for under the purchase method and have been included in the Company's consolidated statements of income from date of acquisition.

     Unaudited Pro Forma Results of Operations -- The following table summarizes on a pro forma basis the combined results of operations of the Company and its subsidiaries for fiscal years 1999, 1998 and 1997 as if the fiscal year 1999, 1998 and 1997 acquisitions were made on September 29, 1996. The pro forma results of operations also reflect pro forma adjustments for stock issued to facilitate the acquisitions, adjustments to conform inventory methods and facilities costs, for the amortization of goodwill and additional interest expense which would have been incurred. Although this pro forma combined information includes the results of operations of the acquisitions, it does not necessarily reflect the results of operations that would have occurred had the acquisitions been managed by the Company prior to their acquisition.

                                                                                   Fiscal Year Ended
                                                                   ---------------------------------------------------
                                                                   September 25,      September 26,     September 27,
                                                                       1999                1998              1997
                                                                  ---------------    ---------------   ---------------
                                                                                      (Unaudited)
                                                                                 (In thousands, except
                                                                                  per share amounts)
Net sales.....................................................        $1,538,816           $1,419,192        $1,334,148
Gross profit..................................................           354,091              325,475           304,991
Income from operations........................................            54,804               66,682            60,253
Income before taxes...........................................            42,605               54,407            30,928
Net income....................................................            23,859               31,556            17,938

Net income per share:
  Basic.......................................................        $     0.87           $     1.08        $     0.98
  Diluted.....................................................        $     0.87           $     1.06        $     0.94

Weighted average common shares outstanding:
  Basic.......................................................            27,357               29,343            18,346
  Diluted.....................................................            27,466               29,741            23,026

                         CENTRAL GRADEN & PET COMPANY

3. Concentration of Credit Risk and Significant Customers and Suppliers

     Customer Concentration -- Approximately 51%, 48% and 47% of the Company's net sales for fiscal years 1999, 1998 and 1997, respectively, were derived from sales to the Company's top ten customers. The Company's largest customer accounted for approximately 25%, 23% and 19% of the Company's net sales for fiscal years 1999, 1998 and 1997, respectively. The Company's second largest customer accounted for approximately 9%, 8% and 8% of the Company's net sales for fiscal years 1999, 1998 and 1997, respectively. The Company's third largest customer accounted for approximately 6% of the Company's net sales for fiscal years 1999 and 1998. The loss of, or significant adverse change in, the relationship between the Company and these three customers could have a material adverse effect on the Company's business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company's inability to collect accounts receivable from any major customer could have a material adverse impact on the Company's business and financial results. As of September 25, 1999 and September 26, 1998, accounts receivable from the Company's top ten customers comprised 46% and 35%, respectively, of the Company's total accounts receivable.

     Supplier Concentration -- While the Company purchases products from over 1,000 different manufacturers and suppliers, approximately 40%, 42% and 45% of the Company's net sales in fiscal years 1999, 1998 and 1997, respectively, were derived from products purchased from the Company's five largest suppliers. The Company believes that approximately 27%, 28% and 32% of the Company's net sales during fiscal years 1999, 1998 and 1997, respectively, were derived from sales of products purchased from Solaris, the Company's largest supplier. As discussed in Note 1, the Solaris Agreement expired on September 30, 1999.


4. Notes Payable

     The Company has a line of credit providing for aggregate borrowings of up to $125,000,000 which expires on July 12, 2001. The available amount under the line of credit fluctuates based upon a specific asset borrowing base. At September 25, 1999 and September 26, 1998, balances of $75,779,726 and $6,956,000, respectively, were outstanding under this agreement, bearing interest at a rate based on the prime rate (8.25% at September 25, 1999 and 8.50% at September 26, 1998). Available borrowings at September 25, 1999 and September 26, 1998 were $49,220,274 and $143,044,000, respectively. This line is secured by substantially all of the Company's assets, and contains certain financial covenants requiring maintenance of minimum levels of working capital and net worth, places a ceiling on the Company's treasury stock purchases and does not allow the Company to pay dividends. The Company was in compliance with such covenants at September 25, 1999 and September 26, 1998.

     The Company also has available through its Pennington subsidiary a $60,000,000 line of credit. As of September 25, 1999 and September 26, 1998, the Company had $20,238,000 and $0, respectively, of borrowings under this line of credit facility. Interest related to this line is based on a rate either equal to the prime rate or LIBOR plus .875%, at the Company's option. The line of credit contains certain restrictive financial covenants. The Company was in compliance with such covenants at September 25, 1999 and September 26, 1998.

     Pennington has entered into interest rate swap agreements to limit the effect of increases in the interest rates on any variable rate debt. The differential is accrued as interest rates change and is recorded in interest expense. During 1996, Pennington entered into swap agreements expiring in November 1999 and November 2000, with an aggregate notional amount of $9.0 million. The effect of these agreements is that the Company exchanged variable rate interest payments for fixed rate payments at 8.745% on $3.0 million and 7.325% on $6.0 million of Pennington's line of credit. As a result of these swap agreements, interest expense was increased by approximately $155,000 in 1999 and $111,000 in 1998. The fair value of the interest rate swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges. The estimated fair value of the interest

                         CENTRAL GARDEN & PET COMPANY
rate swap agreements, based on current market rates, approximated a net payable of $76,000 at September 25, 1999 and $188,000 at September 26, 1998.

5. Long-Term Debt

Long-term debt consists of the following:

                                                                                                      September 25,  September 26,
                                                                                                          1999           1998
                                                                                                      -------------  -------------
                                                                                                          (in thousands)
       Convertible subordinated notes, interest at 6% payable semi-annually, principal due 2003; convertible at the option of the holder into shares of common stock of the Company, at any time prior to redemption or maturity, at a conversion price of $28.00 per share (equal to a conversion
        rate of 35.7143 shares per $1,000 principal amount of notes)................................    $115,000       $115,000
       Industrial development revenue bonds due in annual sinking fund installments of $305,000 to $310,000 through July 2010, bearing interest at floating rates,
        secured by an unconditional letter of credit................................................       3,390          3,695
       Industrial development revenue bonds due in annual sinking fund installments of $300,000 through December 2005, bearing interest at floating rates,
        secured by an unconditional letter of credit................................................       2,100          2,400
       Mortgage note payable to bank, interest based on a formula (7.0% at
        September 25, 1999), principal and interest due in monthly installments
        through March 2012..........................................................................       1,703          1,785
       Industrial development revenue bonds due in annual sinking fund installments ranging from $130,000 to $195,000 through July 2005, bearing interest at
        floating rates, secured by an unconditional letter of credit................................       1,105          1,295
       Mortgage note payable to bank, interest based on a formula (6.8% at
        September 25, 1999), principal and interest due in monthly installments
        through December 2019.......................................................................       1,017          1,038
       Industrial development revenue bonds due in quarterly sinking fund installments of $30,000, with a final principal installment of $90,000 due
        March 2004, bearing interest at floating rates, secured by an unconditional
        letter of credit............................................................................         600            720
       Note payable to a former owner of an acquired company, interest at 10%,
        payable quarterly, principal due 2000.......................................................         200            200
       Other notes payable..........................................................................         268            131
                                                                                                        --------       --------
         Total......................................................................................     125,383        126,264
       Less current portion of long-term debt.......................................................       1,485          1,139
                                                                                                        --------       --------
            Total...................................................................................    $123,898       $125,125
                                                                                                        ========       ========

   Principal repayments on long-term debt are scheduled as follows:

                                                                                                               (in thousands)
       Fiscal year:
          2000...............................................................................................     $  1,485
          2001...............................................................................................        1,042
          2002...............................................................................................        1,052
          2003...............................................................................................      116,062
          2004...............................................................................................        1,073
          Thereafter.........................................................................................        4,669
                                                                                                                  --------
            Total............................................................................................     $125,383
                                                                                                                  ========

                         CENTRAL GARDEN & PET COMPANY

6. Operating Leases

     The Company has operating lease agreements principally for office and warehouse facilities and equipment. Such leases have remaining terms, inclusive of renewal options, of 1 to 8 years. Rental expense was $20,477,000, $13,948,000 and $12,669,000 for fiscal years 1999, 1998 and 1997, respectively.

     Certain facility leases have renewal options and provide for additional rent based upon increases in the Consumer Price Index.

     Aggregate minimum annual payments on noncancelable operating leases at September 25, 1999 are as follows:

                                                                                                (in thousands)
       Fiscal year:
           2000...........................................................................          $18,870
           2001...........................................................................           17,086
           2002...........................................................................           14,106
           2003...........................................................................            9,707
           2004...........................................................................            7,789
           Thereafter.....................................................................            5,840
                                                                                                    -------
               Total......................................................................          $73,398
                                                                                                    =======

7. Income Taxes

     The provision for income taxes consists of the following:

                                                                                          Fiscal Year Ended
                                                                    -----------------------------------------------------
                                                                    September 25,       September 26,       September 27,
                                                                        1999                 1998               1997
                                                                    -------------       -------------       -------------
     Current:

        Federal...................................................     $16,796              $15,277            $ 9,578
        State.....................................................       3,551                3,207              2,204
                                                                       -------              -------            -------
     Total........................................................      20,347               18,484             11,782

     Deferred.....................................................      (1,104)               5,918                983
                                                                       -------              -------            -------
           Total..................................................     $19,243              $24,402            $12,765
                                                                       =======              =======            =======

     A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate is as follows:

                                                                                      Fiscal Year Ended
                                                                    -----------------------------------------------------
                                                                    September 25,       September 26,       September 27,
                                                                        1999                 1998               1997
                                                                    -------------       -------------       -------------
     Statutory rate...............................................       35%                  35%                35%
     State income taxes, net of federal benefit...................        5                    5                  5
     Nondeductible expenses.......................................        5                    6                  6
     Other........................................................       (1)                  (4)                (4)
                                                                        ---                  ---                ---
     Effective tax rate...........................................       44%                  42%                42%
                                                                        ===                  ===                ===

                         CENTRAL GARDEN & PET COMPANY

  Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                                         September 25, 1999            September 26, 1998
                                                                       -----------------------       -----------------------
                                                                       Deferred      Deferred        Deferred     Deferred
                                                                          Tax          Tax              Tax          Tax
                                                                        Assets     Liabilities        Assets     Liabilities
                                                                        ------     -----------        ------     -----------
Current:                                                                               (in thousands)
    Allowance for doubtful accounts receivable.....................        $1,131                        $1,213
    Inventory reserves.............................................         3,318                           246
    Prepaid expenses...............................................                    $ 1,810                        $  473
    Nondeductible reserves.........................................         2,708                         1,001
    State taxes....................................................           419
    Other..........................................................             4                           172
                                                                           ------      -------           ------       ------
  Current..........................................................         7,580        1,810            2,632          473
  Noncurrent:
    Depreciation and amortization..................................                      8,970                         5,137
    Joint venture income...........................................                        626                           822
    Nondeductible reserves.........................................           920                           904
    Other..........................................................           147                                        967
                                                                           ------      -------           ------       ------
  Noncurrent.......................................................         1,067        9,596              904        6,926
                                                                           ------      -------           ------       ------
        Total......................................................        $8,647      $11,406           $3,536       $7,399
                                                                           ======      =======           ======       ======

8. Shareholders' Equity

  At September 25, 1999, there were 1,000 shares of Series A convertible preferred stock ($.01 par value) authorized, of which none were outstanding. In July 1995, in connection with an agreement to become the master agent and distributor for Solaris, the Company received from Monsanto Company $900,000 in exchange for its issuance of 100 shares of Series A convertible preferred stock and a warrant to purchase up to 500,000 shares of common stock with an exercise price of $9.00 per share. Each share of Series A convertible preferred stock is entitled to a liquidation preference of $9,000 per share, is convertible into 1,000 shares of common stock, is entitled to an annual 5% cumulative dividend, votes together with common stock, and has a number of votes equal to the number of shares of common stock into which it is convertible. In July 1997, the Company redeemed the warrant for $7.0 million. In June 1998, the 100 shares of Series A convertible preferred stock were converted into 100,000 shares of common stock.

  At September 25, 1999, there were 3,000,000 shares of Class B stock ($.01 par value) authorized, of which 1,660,919 were outstanding. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and the holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B stock have certain conversion rights and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.

  At September 25, 1999, there were 80,000,000 shares of common stock ($.01 par value) authorized, of which 19,332,015 were outstanding.

                         CENTRAL GARDEN & PET COMPANY

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

  In August 1998, the Company's Board of Directors authorized a program for the Company to repurchase up to $25 million of common shares. In several subsequent authorizations, the Company's Board of Directors increased such authorization up to $155 million of common shares as of December 1, 1999. As of that date, the Company had repurchased 13,312,750 shares for a total of $140.7 million under such program.

  In 1993, the Company adopted the Omnibus Equity Incentive Plan (the "Plan") which provided for the grant of options to key employees and consultants of the Company for the purchase of up to an aggregate of 900,000 shares of common stock of the Company. In 1995, the Company amended the Plan to increase the number of shares authorized for issuance by an additional 300,000, in 1996 the Company amended the Plan to increase the number of shares authorized for issuance by an additional 800,000 and in 1998 the Company further amended the Plan to increase the number of shares authorized for issuance by an additional 2,000,000. The Plan is administered by the Compensation Committee of the Board of Directors, comprised of outside independent directors only, who determine individual awards to be granted, vesting and exercise of share conditions.

  Additional Stock Plan Information - The Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

  SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net earnings and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1997. These calculations require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of four years from date of grant; stock volatility, 64% in fiscal 1999, 59% in fiscal 1998 and 64% in fiscal 1997; risk free interest rates, 4.6% in fiscal 1999, 5.8% in fiscal 1998 and 6.1% in fiscal 1997; and no dividends during the expected term.

  The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1999, fiscal 1998, and fiscal 1997 awards had been amortized to expense in the consolidated financial statements over the vesting period of the awards, pro forma net earnings would have been as follows:

                                                                                   Fiscal Year Ended
                                                                 -----------------------------------------------------
                                                                     September 25,     September 26,     September 27,
                                                                         1999               1998              1997
                                                                 -----------------     -------------     -------------
  Pro forma net earnings.........................................     $20,849,000       $31,398,000       $15,444,000
  Net earnings per common share:
    Basic........................................................     $      0.76       $      1.10       $      0.98
    Diluted......................................................     $      0.76       $      1.08       $      0.94

  However, the impact of outstanding non-vested stock options granted prior to fiscal 1996 has been excluded from the pro forma calculation; accordingly, the fiscal 1999, fiscal 1998 and fiscal 1997 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all stock options.

                         CENTRAL GARDEN & PET COMPANY

  Option activity under the Plan is as follows:

                                                                                      Weighted
                                                                   Number of            Average
                                                                    Options         Exercise Price
                                                                    -------         --------------
Balance September 29, 1996                                          876,535           $ 8.64

Granted  (weighted average fair value of $10.65)                    660,402            18.26
Exercised                                                           (72,918)            3.15
Cancelled                                                           (16,129)            9.25
                                                                 ----------

Balance at September 27, 1997                                    1 ,447,890            13.38

Granted  (weighted average fair value of $13.32)                    918,224            21.75
Exercised                                                          (215,297)            5.28
Cancelled                                                           (35,264)           14.84
                                                                 ----------

Balance at September 26, 1998                                    2 ,115,553            17.83

Granted (weighted average fair value of $7.26)                   1 ,929,224            13.45
Exercised                                                          (159,867)            4.36
Cancelled                                                          (974,915)           22.85
                                                                 ----------

Balance at September 25, 1999                                    2 ,909,995            14.35
                                                                 ==========

Exercisable at September 26, 1998                                   265,474             9.14
Exercisable at September 25, 1999                                   467,651            15.04


                      Options Outstanding                                        Options Exercisable
                    September 25, 1999                                            September 25, 1999
-----------------------------------------------------------               -------------------------------
                                      Weighted
                                      Average     Weighted                                    Weighted
        Range           Number of    Remaining    Average                    Number           Average
     of Exercise         Options    Contractual   Exercise                 Of Options         Exercise
       Prices          Outstanding  Life (Years)   Price                   Exercisable         Price
     -----------       -----------  ------------   -----                   -----------        --------
$ 1.30 - $ 4.99           94,237      3.6         $ 2.18                   56,151              $ 2.49
  5.00 -   9.99           55,650      1.1           6.83                   30,150                5.25
 10.00 -  14.99        2,099,100      2.6          13.59                  170,950               14.35
 15.00 -  19.99          328,534      3.5          16.42                   65,400               16.59
 20.00 -  24.99          300,000      3.3          21.13                  120,000               21.13
 25.00 -  33.94           32,474      2.8          27.48                   25,000               26.50
                       ---------                                          -------

$1.30-$33.94           2,909,995      2.8         $14.35                  467,651              $15.04
                       =========                                          =======              ======

  In October 1998, options to purchase 712,000 shares of common stock were repriced from a weighted average exercise price of $22.43 to an exercise price of $14.50 which was equal to the fair market value at the date of repricing. These shares are reflected as both granted and cancelled during the year ended September 25, 1999, in the option activity table above.

                         CENTRAL GARDEN & PET COMPANY

  The Company sponsors several 401(k) plans which cover substantially all employees. The Company accrued contributions of $987,000, $296,000 and $293,000 for fiscal years 1999, 1998 and 1997, respectively.

  The Company maintains an employee discount stock purchase plan for eligible employees. Under such plan, participants may use up to 15% of their annual compensation up to certain dollar limitations, whichever is higher, to purchase, through payroll deductions, the Company's common stock at the end of six-month periods ending June 30 and December 31 of each plan year for 85% of the lower of the beginning or ending stock price for the applicable six-month period of each plan year.

9. Earnings Per-Share

  The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per-share (EPS) computations:

                                    Fiscal Year Ended               Fiscal Year Ended                Fiscal Year Ended
                                    September 25, 1999             September 26, 1998               September 27, 1997
                                ---------------------------  ------------------------------    ---------------------------
                                                            (dollars and shares in thousands)
                                                    Per                                Per                           Per
                                   Income  Shares  Share       Income      Shares     Share       Income    Shares  Share
                                   ------  ------  -----       ------      ------     -----       ------    ------  ------
Basic EPS:
 Net income.....................  $24,490                     $33,693                             $17,603
 Stock dividend payment.........                                                                      (45)
Net income available to           -------                     -------                             -------
 common stock...................   24,490  27,328   $0.90      33,693      28,502     $1.18        17,558   15,832   $1.11
                                                    =====                             =====                          =====

Effect of dilutive securities:
 Options to purchase
  common stock..................              109                             324                              473
 Convertible notes..............                                4,314       4,107                   3,730    3,565
 Series A convertible
  Preferred stock...............                                               74                              100

Diluted EPS:
  Net income attributed to        -------  ------             -------      ------                 -------   ------
  common shareholders...........  $24,490  27,437  $0.89      $38,007      33,007     $1.15       $21,288   19,970   $1.07
                                  =======  ======  =====      =======      ======     =====       =======   ======   =====

                         CENTRAL GARDEN & PET COMPANY

10. Transactions with Related Parties

  The Company leased certain warehouse facilities and equipment from related entities which had been controlled by the Company's principal shareholder. Rental expense under these leases totaled $156,000 annually in fiscal years 1998, and 1997, respectively. During fiscal year 1999, the Company's principal shareholder disposed of these assets.

11. Business Segment Data

  The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" effective September 25, 1999. SFAS No. 131 established standards for reporting information about operating segments in its financial reports to shareholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is comprised of the Chief Executive Officer and the lead executives of each of the Company's operating segments. The lead executive for each operating segment is also a member of a Strategy Board that manages the profitability of each respective segment's various product lines and business. The operating segments are managed separately because each segment represents a strategic business unit that offers different products or services. The chief operating decision making group evaluates performance based on profit or loss from operations The Company's Corporate division is included in the presentation of reportable segment information since certain revenues and expenses of this division are not allocated separately to the three operating segments. Segment assets exclude cash equivalents, short-term investments, deferred taxes and goodwill.

  The Distribution segment is the leading national distributor of lawn and garden and pet supply products. This segment operates 34 distribution centers across the United States stocking approximately 45,000 products. Their products are sold to independent retailers, national retail chains, grocery stores and mass merchants.

  The Garden Products segment consists of Pennington Seed, Matthews Four Seasons, Grant's and Norcal Pottery. Products manufactured or designed and sourced are products found typically in the lawn and garden sections of mass merchandisers, warehouse-type clubs, home improvement centers and nurseries and include grass seed, bird seed, clay pottery, outdoor wooden planters and trellises, ant control and animal repellents. These products are sold directly to retailers and to distributors.

   The Pet Products segment consists of Four Paws Products, TFH Publications, Wellmark, Kaytee and Island Aquarium. These companies are engaged in the manufacturing, delivery and sale of pet supplies, books and food principally to independent pet distributors and retailers, national specialty pet stores, mass merchants and bookstores.

  The Corporate division includes expenses associated with corporate functions and projects, certain employee benefits and nonoperating items such as interest income, interest expense, goodwill amortization and intersegment eliminations.

                         CENTRAL GARDEN & PET COMPANY

  Financial information relating to the Company's business segments for each of the three most recent fiscal years is presented in the tables below (dollars in thousands). Amounts are in thousands.

                                                               1999               1998                  1997
                                                               ----               ----                  ----
Net Sales
  Distribution                                             $  972,670          $  887,479             $791,917
  Garden Products                                             380,777             239,796               12,964
  Pet Products                                                236,336             197,149               47,066
  Corporate, eliminations and all other                       (54,154)            (29,560)             (10,940)
                                                           ----------          ----------             --------
Total Net Sales                                            $1,535,629          $1,294,864             $841,007
                                                           ==========          ==========             ========

Intersegment Sales
  Distribution                                                      -          $      273             $    641
  Garden Products                                          $   20,679              16,032                5,422
  Pet Products                                                 34,599              14,789                5,160
  Corporate, eliminations and all other                       (55,278)            (31,094)             (11,223)
                                                           ----------          ----------             --------
Total Intersegment Sales                                   $        -          $        -             $      -
                                                           ==========          ==========             ========

Income from operations
  Distribution                                             $   16,333          $   31,553             $ 27,112
  Garden Products                                              40,640              26,241                1,100
  Pet Products                                                 27,056              23,677               12,931
  Corporate, eliminations and all other                       (28,209)            (15,767)              (4,221)
                                                           ----------          ----------             --------
 Total income from operations                                  55,820              65,704               36,922

   Interest expense                                           (12,087)             (7,609)              (6,554)
   Income taxes                                               (19,243)            (24,402)             (12,765)
                                                           ----------          ----------             --------
 Net Income                                                $   24,490          $   33,693             $ 17,603
                                                           ==========          ==========             ========

Assets
  Distribution                                             $  216,981          $  198,641             $206,103
  Garden Products                                             179,953             118,846                5,882
  Pet Products                                                 99,583              83,812               54,009
  Corporate, eliminations and all other                       459,313             527,401              293,049
                                                           ----------          ----------             --------
Total Assets                                               $  955,830          $  928,700             $559,043
                                                           ==========          ==========             ========

                                                                     1999                    1998                    1997
                                                                ---------------         ---------------         ---------------
Depreciation and amortization
  Distribution                                                       $ 3,137                 $ 1,543                  $2,260
  Garden Products                                                      3,404                   2,522                     100
  Pet Products                                                         4,225                   3,391                     256
  Corporate, eliminations and all other                                9,726                   8,658                   2,757
                                                                   ---------                --------                 -------
Total Depreciation and amortization                                  $20,492                 $16,114                  $5,373
                                                                   =========                ========                 =======

Expenditures for long-lived Assets
  Distribution                                                       $ 7,730                 $ 3,291                  $1,806
  Garden Products                                                      1,548                   5,870                     875
  Pet Products                                                         8,456                   8,707                   1,127
  Corporate, eliminations and all other                                  906                   1,036                     797
                                                                   ---------                --------                 -------
Total Expenditures for long-lived Assets                             $18,640                 $18,904                  $4,605
                                                                   =========                ========                 =======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this item is incorporated by reference from Central's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." See also Item 1 above.

Item 11.  Executive Compensation

     The information required by this item is incorporated by reference from Central's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders under the caption "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference from Central's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders under the caption "Ownership of Management and Principal Stockholders."

Item 13.  Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference from Central's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders under the captions "Compensation Committee Interlocks and Insider Participation" and "Transactions with the Company."

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

                   Consolidated Statements of Income

                   Consolidated Statements of Shareholders' Equity

                   Consolidated Statements of Cash Flows

                   Notes to Consolidated Financial Statements

     (2) Supplementary Consolidated Financial Statement Schedule as of and for the fiscal years ended September 25, 1999, September 26, 1998 and September 27, 1997:

          Independent Auditors Report on Supplementary Consolidated Financial Statement Schedule

               Schedule II - Valuation and Qualifying Accounts

     All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

     (3)  Exhibits:

               See attached Exhibit Index.

  (b) The Company filed the following reports on Form 8-K during the fourth quarter of fiscal 1999:

     (1) A report dated July 12, 1999 disclosing the issuance of a press release announcing changes in distribution services for The Scotts Company.

     (2) A report dated July 13, 1999 disclosing the issuance of a press release with respect to Central's stock repurchase program.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Date:  December 22, 1999


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

             Signature                              Capacity                                   Date
             ---------                              --------                                   ----
/s/   William E. Brown                    Chairman and Chief Executive                  December 22, 1999
-----------------------------------
William E. Brown                      Officer (Principal Executive Officer)

/s/   Robert B. Jones                    Vice President, Chief Financial                December 22, 1999
-----------------------------------
Robert B. Jones                       Officer (Principal Financial Officer
                                        and Principal Accounting Officer)

/s/   Glenn W. Novotny                              Director                            December 22, 1999
-----------------------------------
Glenn W. Novotny

/s/   Daniel P. Hogan, Jr.                          Director                            December 22, 1999
-----------------------------------
Daniel P. Hogan, Jr.

/s/   Lee D. Hines, Jr.                             Director                            December 22, 1999
-----------------------------------
Lee D. Hines, Jr.

/s/                                                 Director
-----------------------------------
Brooks M. Pennington, III

/s/                                                 Director
-----------------------------------
Bruce A. Westphal

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors of Central Garden & Pet Company:

  We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the "Company") as of September 25, 1999 and September 26, 1998 and the related consolidated statements of income, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended September 25, 1999, and have issued our report thereon dated December 20, 1999 (which expresses an unqualified opinion and includes an explanatory paragraph related to the Company negotiating final payments due under an expired vendor contract); such report is included elsewhere in this Form 10-K. Our audits also included the supplementary consolidated financial statement schedule of the Company listed in Item 14(a). This supplementary consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.
In our opinion, such supplementary consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP

San Francisco, California
December 20, 1999

                                  SCHEDULE II

                          CENTRAL GARDEN & PET COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
           As of and for the Fiscal Years Ended September 25, 1999,
                   September 26, 1998 and September 27, 1997



                    Column A                               Column B            Column C           Column D     Column E
                    --------                               --------            --------           --------     --------
                                                                              Additions
                                                                      -----------------------
                                                         Balances at  Charged to   Charged to                 Balances at
                   Description                             Beginning   Costs and     Other                       End of
                   -----------                             of Period    Expenses    Accounts     Deductions      Period
                                                         -----------  ----------   ----------    ----------   ------------
AMOUNTS DEDUCTED FROM ASSETS TO
WHICH THEY APPLY:
Year ended September 27, 1997
  Allowance for doubtful accounts receivable............        5,278       1,950         450(1)       2,474          5,204
Year ended September 26, 1998
  Allowance for doubtful accounts receivable............        5,204       2,138       3,266(1)       4,150          6,458
Year ended September 25, 1999
  Allowance for doubtful accounts receivable............        6,458       4,909           -          5,224          6,143

Note: (1) Recorded on the books of companies acquired

                                 EXHIBIT INDEX

  Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

 Exhibit
  Number                                    Exhibit
  ------                                    -------

3.1       Third Amended and Restated Certificate of Incorporation (Incorporated by reference from Exhibit to Registration Statement No. 33-98544).

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

Exhibit
Number                                    Exhibit
------                                    -------
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