Form 10-Q
period 1999-12-25
CENTRAL GARDEN & PET COMPANY
filed 2000-02-07
CIK 887733

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1034

For the quarterly period ended           December 25, 1999
                              --------------------------------------------------

                                                or

[_] TRANSITION REPORT PURSUANT OF SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to__________________________

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of December 25, 1999            16,827,913

Class B Stock Outstanding as of December 25, 1999            1,657,962

CENTRAL GARDEN & PET COMPANY                                          FORM 10-Q


                               TABLE OF CONTENTS

                         PART 1. FINANCIAL INFORMATION


1.   Financial Statements

     Condensed Consolidated Balance Sheets
        September 25, 1999 and December 25, 1999

     Condensed Consolidated Statements of Cash Flows
        Three Months Ended December 26, 1998 and December 25, 1999

     Consolidated Statements of Income
        Three Months Ended December 26, 1998 and December 25, 1999

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

1.   Legal Proceedings

2.   Changes in Securities and Use of Proceeds

3.   Defaults Upon Senior Securities

4.   Submission of Matter to a Vote of Securities Holders

5.   Other Information

6.   Exhibits and Reports on 8-K

     Exhibit Index

                         CENTRAL GARDEN & PET COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (Unaudited)
                     (In thousands, except share amounts)

                                                   September 25,   December 25,
             ASSETS                                    1999           1999
                                                   -------------   ------------
Current Assets:
   Cash & cash equivalents                         $       8,017   $      9,521
   Accounts receivable (less allowance
     for doubtful accounts of $6,143 and $6,101)         149,411        113,129
   Inventories                                           240,207        303,077
   Inventories held for return to manufacturer            75,887         75,887
   Prepaid expenses and other assets                      11,254         11,423
                                                   -------------   ------------

             Total current assets                        484,776        513,037

Land, Buildings, Improvements and
   Equipment - net                                        94,179         96,022

Goodwill                                                 346,488        361,192

Other Assets                                              30,387         33,968
                                                   -------------   ------------

Total                                              $     955,830   $  1,004,219
                                                   =============   ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Notes payable                                   $      95,883   $    165,812
   Accounts payable                                      188,113        200,013
   Accrued expenses                                       29,667         21,941
   Current portion of long-term debt                       1,485          1,468
                                                   -------------   ------------

             Total current liabilities                   315,148        389,234

Long-Term Debt                                           123,898        123,863

Deferred Income Taxes and Other Long-Term
   Obligations                                            21,057         20,440

Commitments and Contingencies                                  -              -

Shareholders' Equity:
   Preferred stock, $.01 par value: 1,000 shares
     authorized, none outstanding at September 25,
     1999 or December 25, 1999                                 -              -

   Class B stock, $.01 par value: 1,660,919 shares
     outstanding September 25, 1999 and 1,657,962
     outstanding at December 25, 1999                         16             16
   Common stock, $.01 par value: 30,183,365 shares
     issued and 19,332,015 outstanding September 25,
     1999; 30,187,663 issued and 16,827,913
     outstanding at December 25, 1999                        302            302
   Additional paid-in capital                            524,058        524,083
   Retained earnings                                      94,474         87,999
   Treasury stock                                       (123,123)      (141,718)
                                                   -------------   ------------
              Total shareholders' equity                 495,727        470,682
                                                   -------------   ------------

Total                                              $     955,830   $  1,004,219
                                                   =============   ============

           See notes to condensed consolidated financial statements

                         CENTRAL GARDEN & PET COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                (In thousands)

                                                                                Three Months Ended
                                                                          December 26,       December 25,
                                                                             1998               1999
                                                                          ------------       -------------
Cash Flows From Operating Activities:
  Net Loss                                                                $      (435)       $    (6,475)
  Adjustments to reconcile net income to net cash
        provided (used) in operating activities:
     Depreciation and amortization                                              5,112              5,665
     Change in assets and liabilities:
       Receivables                                                              9,143             37,834
       Inventories                                                           (117,633)           (61,238)
       Prepaid expenses and other  assets                                       2,157             (1,094)
       Accounts payable                                                       106,910             10,245
       Accrued expenses and other liabilities                                   1,012             (8,951)
                                                                          -----------        -----------

        Net cash provided (used) in operating activities                        6,266            (24,014)


Cash Flows From Investing Activities:
  Additions to land, buildings, improvements and equipment                     (5,393)            (4,789)
  Payments to acquire companies, net of cash acquired                         (13,275)           (21,000)
                                                                          -----------        -----------

        Net cash used in investing activities                                 (18,668)           (25,789)


Cash Flows From Financing Activities:
  Proceeds from notes payable - net                                            31,725             69,929
  Repayments of long-term debt                                                   (358)               (52)
  Proceeds from issuance of stock - net                                           253                 25
  Payments to reacquire stock                                                 (26,655)           (18,595)
                                                                          -----------        -----------

    Net cash provided by financing activities                                   4,965             51,307


Net Increase (Decrease) in Cash                                                (7,437)             1,504

Cash at Beginning of Period                                                    10,328              8,017
                                                                          -----------        -----------
Cash at End of Period                                                     $     2,891        $     9,521
                                                                          ===========        ===========

Supplemental Information
   Cash paid for interest                                                 $       288        $     2,380
   Cash paid for income taxes                                                      42                 75
   Assets (excluding cash) acquired through purchase
      of subsidiaries                                                               -              3,900
   Liabilities assumed through the purchase of subsidiaries                         -              2,263


           See notes to condensed consolidated financial statements

                         CENTRAL GARDEN & PET COMPANY

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                  (Unaudited)
                     (In thousands, except share amounts)

                                                                                    Three Months Ended
                                                                              December 26,        December 25,
                                                                                 1998                1999
                                                                             -------------       -------------

Net sales                                                                    $    228,021        $    218,618
Cost of goods sold and occupancy                                                  171,540             160,362
                                                                             ------------        ------------

   Gross profit                                                                    56,481              58,256

Selling, general and administrative expenses                                       54,891              65,509
                                                                             ------------        ------------

   Income (loss) from operations                                                    1,590              (7,253)

Interest expense - net                                                              2,341               4,310
                                                                             ------------        ------------
Loss before income taxes                                                             (751)            (11,563)

Income taxes                                                                         (316)             (5,088)

                                                                             ------------        ------------

   Net loss                                                                  $       (435)       $     (6,475)
                                                                             ============        ============

Net loss per common share outstanding
   Basic and Diluted                                                         $      (0.01)       $      (0.33)
                                                                             ============        ============

           See notes to condensed consolidated financial statements

                         Central Garden & Pet Company
             Notes to Condensed Consolidated Financial Statements
                     Three Months Ended December 25, 1999
                                  (Unaudited)





1.       Basis of Presentation
         ---------------------

         The condensed consolidated balance sheet as of December 25, 1999, the consolidated statements of operations for the three months ended December 25, 1999 and December 26, 1998 and the condensed consolidated statement of cash flows for the three months ended December 25, 1999 and December 26, 1998 have been prepared by the Company, without audit. The condensed consolidated balance sheet as of September 25, 1999 has been derived from the audited financial statements of the Company for the year ended September 25, 1999. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

         Due to the seasonal nature of the Company's business, the results of operations for the three months ended December 25, 1999 are not indicative of the operating results that may be expected for the year ending September 30, 2000.

         It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company's 1999 Annual Report which has previously been filed with the Securities and Exchange Commission.


2.       Share Repurchase Program
         ------------------------

         On October 5, 1999, the Company's Board of Directors authorized the Company to increase the share repurchase program up to a maximum of $155 million of common shares. During the three-month period ended December 25, 1999, the Company repurchased 2,500,000 shares for a total of $18.6 million.

3.       Earnings Per Share
         ------------------

         The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income from continuing operations:

                              For the Three-Month Period Ended December 25, 1999

                                      Net                        Per-Share
                                      Loss         Shares          Amount

         Basic and Diluted EPS   $(6,475,000)    19,389,000        $(0.33)


                              For the Three-Month Period Ended December 26, 1998
                                      Net                        Per-Share
                                      Loss         Shares         Amount

         Basic and Diluted EPS     $(435,000)    31,227,000       $(0.01)

         Options to purchase 2,906,710 and 2,037,930 shares of common stock at prices ranging from $1.30 to $33.94 per share were outstanding during the three-month periods ended December 25, 1999 and December 26, 1998, respectively, but were not included in the computation of diluted EPS because the assumed exercise would have been anti-dilutive in each period. Shares of common stock from the assumed conversion of the Company's convertible securities totaling 4,107,143 were also not included in the computation of diluted EPS for the three-month periods ended December 25, 1999 and December 26, 1998 because the assumed conversion would have been anti-dilutive.


4.       Recent Acquisitions
         -------------------

         During December 1999 the Company's Pennington subsidiary acquired Unicorn Laboratories and acquired an equity stake in Cedar Works. Unicorn is a private label and branded manufacturer to the U.S. animal health and lawn and garden industries with annual sales of approximately $15 million in 1999, and currently has approximately 25 employees. Cedar Works is a manufacturer of bird feeders with annual sales of approximately $23 million in 1999, and currently has approximately 225 employees. The acquisitions have been accounted for under the purchase method, and the resulting goodwill will be amortized on a straight-line basis over 40 years.


5.       Segment Information
         -------------------

         Management has determined that the reportable segments of the Company are the Distribution, Pet Products and Garden Products segments, based on the level at which the chief operating decision making group reviews the results of operations in order to make decisions regarding performance assessment and resource allocation. There has been no change in the segments reported or the basis of measurement of segment profit or loss from that which was reported in the Company's 1999 Form 10-K. Segment information for the three-month periods ended

December 25, 1999 and December 26, 1998, and segment assets at December 25, 1999 and September 25, 1999 are set forth below (dollars in thousands):

                                                     Three Months Ended
                                         December 26, 1998    December 25, 1999
                                         -----------------    -----------------
Net sales
 Distribution                                $     128,788        $     106,700
 Garden Products                                    55,007               61,598
 Pet Products                                       54,585               59,989
 Corporate, eliminations and all other             (10,359)              (9,669)
                                             -------------        -------------
Total net sales                              $     228,021        $     218,618
                                             =============        =============

Intersegment sales
 Garden Products                             $       3,690        $       3,620
 Pet Products                                        6,144                5,551
 Corporate, eliminations and all other                 525                  498
                                             -------------        -------------
Total intersegment                           $      10,359        $       9,669
                                             =============        =============
Income (loss) from operations
 Distribution                                $      (2,917)       $      (7,021)
 Garden Products                                     2,609                4,221
 Pet Products                                        5,504                4,787
 Corporate, eliminations and all other              (3,606)              (9,240)
                                             -------------        -------------
Total income (loss) from operations                  1,590               (7,253)
 Interest expense                                   (2,341)              (4,310)
 Income taxes                                          316                5,088
                                             -------------        -------------
 Net loss                                    $        (435)       $      (6,475)
                                             =============        =============

Depreciation and amortization
 Distribution                                $         902        $       1,109
 Garden Products                                       860                  986
 Pet Products                                          958                1,144
 Corporate, eliminations and all other               2,392                2,426
                                             -------------        -------------
Total depreciation and amortization          $       5,112        $       5,665
                                             =============        =============

Expenditures for long-lived assets
 Distribution                                $       1,442        $       1,063
 Garden Products                                     1,167                1,961
 Pet Products                                        1,335                1,742
 Corporate, eliminations and all other               1,449                   23
                                             -------------        -------------
Total expenditures for long-lived assets     $       5,393        $       4,789
                                             =============        =============

                                         September 25, 1999   December 25, 1999
                                         ------------------   -----------------
Assets
 Distribution                                $      216,981       $     219,945
 Garden Products                                    179,953             183,754
 Pet Products                                        99,583              92,013
 Corporate, eliminations and all other              459,313             508,507
                                             --------------       -------------
Total assets                                 $      955,830       $   1,004,219
                                             ==============       =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

Central was incorporated in Delaware in June 1992 and is the successor to a California corporation which was incorporated in 1955. References to "we," "us," or "Central" means Central Garden & Pet Company and its subsidiaries and divisions, and their predecessor companies and subsidiaries. Central's operations are grouped into three business segments, the lawn and garden branded products business ("Garden Products"), the distribution business
("Distribution") and the pet branded products business ("Pet Products").

From October 1, 1995 to September 30, 1999, Distribution distributed Solaris product nationwide, pursuant to an exclusive distribution agreement. Management believes that the relationship with Solaris embodied in the Solaris Agreement had a substantial impact on our results of operations. Sales of products purchased from Solaris, our largest supplier, accounted for approximately 43% of Distribution's net sales and 27% of Central's net sales during fiscal 1999. Under the Solaris Agreement, Distribution, in addition to serving as the master agent and master distributor of Solaris products, provided a wide range of value-added services including logistics, order processing and fulfillment, inventory distribution and merchandising. As a result of the Solaris Agreement, a majority of our sales of Solaris products were derived from servicing direct sales accounts, rather than as a traditional distributor. Under the Solaris Agreement, our inventories of Solaris product increased significantly, since we not only carried inventories to support our own sales of Solaris products but also certain inventory previously carried by Solaris as well as additional inventories to support sales of Solaris products by our former network of independent distributors.

In January 1999, Monsanto sold its Solaris lawn and garden business exclusive of its Roundup herbicide products for consumer use to The Scotts Company ("Scotts") and entered into a separate, long-term, exclusive agreement pursuant to which Monsanto continues to make Roundup herbicide products for consumer use and Scotts markets the products. Scotts has been for many years a substantial supplier to us and, in connection with its direct sales, a substantial purchaser of our services.

Scotts has altered its distribution systems for certain products, including Ortho and Miracle-Gro products and Monsanto's consumer Roundup products for which Scotts acts as Monsanto's exclusive sales agent. Beginning October 1, 1999, Scotts began to distribute Ortho and Roundup products through a system that involves a combination of distributors, of which we are the largest, as well as through direct sales by Scotts to certain major retailers. In addition, Scotts has begun to sell Miracle-Gro directly to certain retailers.

The business likely to be taken over in this fiscal year ending September 30, 2000 by Scotts is estimated to be approximately $200-250 million in sales. The gross profit associated with these sales in fiscal 1999 was approximately $15-25 million. We expect this loss of gross profit to be partially offset this fiscal year with expense reductions and other business growth. However, there is no assurance that the business taken over by Scotts will not be greater than $200-250 million, that Scotts will continue to do business with us at all in future years, or that we will be successful in our attempts to reduce expenses and generate new business.

Due to the changes in Scotts' distribution system, our inventory of Scotts products and the related payables are likely to be reduced by an amount that is estimated to be in excess of $75 million. Additionally, we have taken actions to realign our lawn and garden distribution operations to reflect anticipated business levels for fiscal 2000. The amount and profitability of Distribution's business with Scotts in fiscal 2000 and in future years, if any, may be influenced by numerous factors and are impossible to predict. Accordingly, the actual results of our operations may differ significantly from the foregoing estimates.

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



                     Three Months Ended December 25, 1999
              Compared with Three Months Ended December 26, 1998

Net sales for the three months ended December 25, 1999 decreased by 4.1% or $9.4 million to $218.6 million from $228.0 million for the quarter ended December 26, 1998. The $9.4 million decrease was primarily the net result of a $22.1 million decrease in Distribution sales (primarily attributable to reduced Solaris sales) being partially offset by a $6.6 million increase in Garden Products (primarily attributed to the inclusion of Norcal Pottery, which was acquired in January
1999) together with a $5.4 million increase in Pet Products sales.

Gross profit increased by 3.1% or $1.8 million from $56.5 million during the quarter ended December 26, 1998 to $58.3 million for the comparable 1999 period. The increase in gross profit dollars was primarily attributable to the inclusion of newly acquired Norcal Pottery for the quarter ended December 25, 1999. Excluding Norcal Pottery, gross profit dollars from existing operations remained relatively constant.

The increase in gross profit as a percentage of net sales is primarily the result of an increase in Distribution gross profit percentage offset in part by a decrease in Pet Products gross profit percentage. The increased Distribution gross profit percentage was primarily the result of the reduction in sales of low margin Solaris product sales principally to retailer's distribution centers. Pet Products gross profit percentage declined principally due to the impact of new lower margin product introductions together with increased sales of lower margin products to mass retailers.

Selling, general and administrative expenses increased by 19.3% or $10.6 million from $54.9 million during the quarter ended December 26, 1998 to $65.5 million for the comparable 1999 period. As a percentage of net sales, selling, general and administrative expenses increased from 24.1% during the quarter ended December 26, 1998 to 30.0% for the comparable 1999 period.

The primary factors contributing to the selling, general and administrative expenses increase in the quarter ended December 25, 1999 included: (1) the inclusion of expenses for Norcal Pottery, which was acquired in January 1999;
(2) professional fees incurred in relation to our strategic planning and evaluation process; (3) the short term effects of the end of the Solaris Alliance producing a rapid decrease in garden distribution sales and related inventory levels coupled with management's decision to defer certain cost reductions in order to maintain operational infrastructure for the upcoming garden season and flexibility for future strategic planning; and (4) increases in operating expenses associated with the sales increases in both Garden Products and Pet Products.

Net interest expense for the quarter ended December 25, 1999 increased $2.0 million, to $4.3 million from $2.3 million for the quarter ended December 26, 1998. The increase is due to higher average outstanding short-term debt resulting principally from the Company's stock repurchase program and the acquisition in January 1999 of Norcal Pottery. During the quarter ended December 25, 1999, the Company repurchased 2,500,000 shares of its stock for a total cost of approximately $18.6 million primarily through the use of its revolving credit facility.

Average short-term borrowings for the quarter ended December 25, 1999 were $138.5 million compared with $14.0 million for the quarter ended December 26, 1998. The average short-term interest rates for the quarter ended December 25, 1999 and December 26, 1998 were 7.4% and 8.2%, respectively.

The Company's effective income tax rate for the quarter ended December 25, 1999 was 44% compared with 42% for the quarter ended December 26, 1998. The increase in the effective tax rate results principally from non-deductible goodwill expense being a higher percentage of taxable income than was the case in the quarter ended December 26,1998.


Impact of Year 2000

In early 1998, the Company conducted an overall assessment of its systems, including Year 2000 readiness. Based on this assessment, the Company developed a plan to deal with Year 2000 issues, which covered both systems and vendor/customer issues. The plan included both upgrades to or replacement of current systems to bring all of the Company's systems into compliance. Many of the existing information systems used by subsidiaries or divisions acquired by the Company were replaced, primarily for business reasons apart from Year 2000 issues.

The Company used primarily internal resources to reprogram or replace and test its systems for Year 2000 compliance. In addition, the Company used certain external resources to replace outdated information systems at certain of its subsidiaries' operations. These systems changes were completed during fiscal 1999. To date, the Company has not experienced any significant business disruptions or systems failures as a result of Year 2000 issues.

The Company incurred no significant incremental costs addressing Year 2000 Issues, although it incurred costs, independent of the Year 2000 issue, relating to the implementation of new systems for certain subsidiaries. Expenditures relating to the Year 2000 issues have not been material to the Company's results of operations or financial position.

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

The Company's business is highly seasonal and its working capital requirements and capital resources track closely to this seasonal pattern. During the first fiscal quarter accounts receivable reach their lowest level while inventory, accounts payable and short-term borrowings begin to increase. Since the Company's short-term credit line fluctuates based upon a specified asset borrowing base, this quarter is typically the period when the asset borrowing base is at its lowest and consequently the Company's ability to borrow is at its lowest. During the second fiscal quarter, receivables, accounts payable and short-term borrowings begin to increase, reflecting the build-up of inventory and related payables in anticipation of the peak selling season. During the third fiscal quarter, principally due to the Solaris Agreement, inventory levels have remained relatively constant while accounts receivable peak and short-term borrowings start to decline as cash collections are received during the peak-selling season. During the fourth fiscal quarter, inventory levels are at their lowest, and accounts receivable and payables are substantially reduced through conversion of receivables to cash.

For the three months ended December 25, 1999, the Company used cash from operating activities of $24.0 million principally relating to the normal cycle of inventory build up in Distribution and in Garden Products, offset by reduced receivables attributed to lower Distribution sales in the current year quarter compared against the prior year period and improved collections. Accounts payable did not increase at the same rate as inventory partially due to favorable vendor payment terms for a fiscal 1999 program that was paid in fiscal 2000, and the increased inventory at Garden Products had shorter payment dating terms than previous inventory increases that Distribution would have received. Net cash used from investing activities of $25.8 million resulted from the business acquisitions and the acquisition of office and warehouse equipment, including computer hardware and software. Cash generated from financing activities of $51.3 million consisted principally of borrowings of $69.9 million of short-term debt to acquire treasury shares, partially offset by repayments of $18.6 million.

The Company has a $150 million line of credit with Congress Financial Corporation (Western). The available amount under the line of credit fluctuates based upon a specific asset-borrowing base. The line of credit bears interest at a rate either equal to the prime rate or LIBOR plus 2% at the Company's option, and is secured by substantially all of the Company's assets. At December 25, 1999, the Company had $122.6 million of outstanding borrowings and had $27.4 million of available borrowing capacity under this line. The Company's line of credit contains certain financial covenants such as minimum net worth and minimum working capital requirements. The line also requires the lender's prior written consent to any acquisition of a business. In connection with the acquisition of one company in fiscal 1998, the Company assumed a $60.0 million line of credit, of which $16.8 million was available at December 25, 1999. Interest related to this line is based on a rate either equal to the prime rate or LIBOR plus .875% at the Company's option.

The Company believes that cash flow from operations, funds available under its line of credit, and arrangements with suppliers will be adequate to fund its presently anticipated working capital requirements for the foreseeable future. The Company anticipates that its capital expenditures will not exceed $18.0 million for the next 12 months.

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


Weather and Seasonality

Historically, the Company's sales of lawn and garden products have been influenced by weather and climate conditions in the markets it serves. During the last several years, the Company's results of operations were negatively affected by severe weather conditions in many parts of the country. Additionally, the Company's business is highly seasonal. In fiscal 1999, approximately 64% of the Company's sales occurred in the first six months of the calendar year. Substantially all of the Company's operating income is typically generated in this period which has historically offset the operating losses incurred during the first fiscal quarter of the year.


ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company believes there has been no material change in its exposure to market risk from that discussed in the Company's 1999 Consolidated Financial Statements.

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

ITEM 3.   Defaults Upon Senior Securities
          Not Applicable

ITEM 4.   Submission of Matter to a Vote of Securities Holders
          Not Applicable

ITEM 5.   Other Information
          Not Applicable

ITEM 6.   Exhibits and Reports on Form 8-K

          (a) The following report on Form 8-K was filed during the quarter ended December 25, 1999.

               (1) On October 7, 1999, the Company filed a report on Form 8-K dated October 6, 1999, disclosing that the Company' Board of Directors has authorized an increase of $25 million in the Company's share repurchase program, bringing the existing program from $130 million to $155 million.

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



                                   CENTRAL GARDEN & PET COMPANY
                              --------------------------------------------
                                             Registrant



                              Dated:  February 7, 2000



                              ____________________________________________
                              William E. Brown, Chairman of the Board
                              and Chief Executive Officer


                              / s / Lee D. Hines, Jr.
                              --------------------------------------------
                              Lee D. Hines, Jr. Chief Financial Officer