Form 10-Q
period 2000-03-25
CENTRAL GARDEN & PET COMPANY
filed 2000-05-05
CIK 887733

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1034

For the quarterly period ended                March 25, 2000
                              --------------------------------------------------

                                                     or

[_] TRANSITION REPORT PURSUANT OF SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________to____________________________

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of March 25, 2000       16,914,469

Class B Stock Outstanding as of March 25, 2000       1,657,962

CENTRAL GARDEN & PET COMPANY                                          FORM 10-Q



                               TABLE OF CONTENTS

                        PART 1.   FINANCIAL INFORMATION
                        -------------------------------


1.   Financial Statements

     Condensed Consolidated Balance Sheets
        September 25, 1999 and March 25, 2000

     Consolidated Statements of Cash Flows
        Six Months Ended March 27, 1999 and March 25, 2000

     Consolidated Statements of Income
        Three and Six Months Ended March 27, 1999 and March 25, 2000

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

1.   Legal Proceedings

2.   Changes in Securities and Use of Proceeds

3.   Defaults Upon Senior Securities

4.   Submission of Matter to a Vote of Securities Holders

5.   Other Information

6.   Exhibits and Reports on Form 8-K


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This quarterly report contains "forward-looking" statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed below, under

"Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors Relating to Forward-Looking Statements" in our Annual Report on Form 10-K for the fiscal year ended September 25, 1999, and from time to time in our filings with the Securities and Exchange Commission. These risks and uncertainties include, without limitation, the final accounting for all issues between the Company and Monsanto under the Solaris Agreement, such as the amounts receivable from Monsanto for cost reimbursements, payments for cost reductions and payments for services; the amounts payable to Monsanto for inventory; responsibility for obsolete inventory and for non-payment by Solaris' direct sales accounts; costs associated with the realignment of the Company's lawn and garden distribution operations to reflect anticipated business levels for the fiscal year 2000 and the impact of outstanding or potential litigation.

                         CENTRAL GARDEN & PET COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)
                     (In thousands, except share amounts)

                                                                             September 25,          March 25,
                                                                                  1999                 2000
                                                                             ------------          -----------
                             ASSETS
Current Assets:
    Cash & cash equivalents                                                  $      8,017          $     8,932
    Accounts receivable (less allowance for doubtful
       accounts of $6,484 and $6,782)                                             149,411              240,079
    Inventories                                                                   240,207              302,311
    Inventories held for return to manufacturer                                    75,887                    -
    Prepaid expenses and other assets                                              11,254               10,334
                                                                             ------------          -----------

             Total current assets                                                 484,776              561,656

Land, Buildings, Improvements and Equipment - net                                  94,179               95,949

Goodwill                                                                          346,488              361,258

Other Assets                                                                       30,387               37,675
                                                                             ------------          -----------

Total                                                                        $    955,830          $ 1,056,538
                                                                             ============          ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable                                                            $     95,883          $   190,177
    Accounts payable                                                              188,113              210,226
    Accrued expenses                                                               29,667               29,819
    Current portion of long-term debt                                               1,485                1,424
                                                                             ------------          -----------

             Total current liabilities                                            315,148              431,646

Long-Term Debt                                                                    123,898              122,693

Deferred Income Taxes and Other Long-Term
    Obligations                                                                    21,057               18,883

Commitments and Contingencies                                                        ----                 ----

Shareholders'  Equity:
    Preferred stock, $.01 par value: 1,000 shares authorized, none
       outstanding                                                                   ----                 ----
    Class B stock, $.01 par value: 3,000,000 authorized,  1,660,919
       and 1,657,962 outstanding                                                       16                   16
    Common stock, $.01 par value: 80,000,000 authorized, 30,183,365 shares issued and 19,332,015 outstanding September 25, 1999; 30,274,219
        issued and 16,914,469 outstanding at March 25, 2000                           302                  302
    Additional paid-in capital                                                    524,058              524,622
    Retained earnings                                                              94,474              100,094
    Treasury stock                                                               (123,123)            (141,718)
                                                                             ------------          -----------
             Total shareholders' equity                                           495,727              483,316
                                                                             ------------          -----------
Total                                                                        $    955,830          $ 1,056,538
                                                                             ============          ===========


                See notes to consolidated financial statements

                         CENTRAL GARDEN & PET COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                (In thousands)

                                                                                    Six Months Ended
                                                                              March 27,            March 25,
                                                                                1999                  2000
                                                                           --------------        -------------
Cash Flows From Operating Activities:
    Net income                                                             $       15,113        $       5,620
    Adjustments to reconcile net income to net cash
          used in operating activities:
       Depreciation and amortization                                                9,695               11,409
       Change in assets and liabilities:
          Receivables                                                            (130,621)             (89,173)
          Inventories                                                            (112,837)              16,765
          Prepaid expenses and other assets                                        10,655               (2,434)
          Accounts payable                                                        198,163               19,838
          Accrued expenses and other liabilities                                    4,903               (2,111)
                                                                           --------------        -------------

       Net cash used in operating activities                                       (4,929)             (40,086)


Cash Flows From Investing Activities:
    Additions to land, buildings, improvements and equipment                      (11,182)              (7,756)
    Payments to acquire companies, net of cash acquired                           (13,827)             (26,240)
                                                                           --------------        -------------

       Net cash used in investing activities                                      (25,009)             (33,996)


Cash Flows From Financing Activities:
    Proceeds from notes payable - net                                              67,454               94,294
    Repayments on long-term debt                                                      (84)              (1,266)
    Proceeds from issuance of stock - net                                           1,137                  564
    Payments to reacquire stock                                                   (45,331)             (18,595)
                                                                           --------------        -------------

       Net cash provided by financing activities                                   23,176               74,997


Net Increase (Decrease) in Cash                                                    (6,763)                 915

Cash at Beginning of Period                                                        10,328                8,017
                                                                           --------------        -------------

Cash at End of Period                                                      $        3,565        $       8,932
                                                                           ==============        =============


Supplemental Information
    Cash paid for interest                                                 $        4,729        $       9,410
    Cash paid for income taxes                                                      1,316                  793
    Assets (excluding cash) acquired through purchase
       of subsidiaries                                                              6,251                7,664
    Liabilities assumed through the purchase of subsidiaries                        3,274                2,364




           See notes to condensed consolidated financial statements

                         CENTRAL GARDEN & PET COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)
                     (In thousands, except share amounts)

                                                         Six Months Ended                   Three Months Ended
                                                    March 27,        March 25,          March 27,         March 25,
                                                      1999             2000               1999              2000
                                                 ---------------  --------------    ----------------  ----------------
Net sales                                          $ 675,126        $ 601,534         $ 447,105          $ 382,916
Cost of goods sold and occupancy                     516,385          444,528           344,845            284,166
                                                   ---------        ---------         ---------          ---------

   Gross profit                                      158,741          157,006           102,260             98,750

Selling, general and administrative expenses         127,259          136,693            72,367             71,184
                                                   ---------        ---------         ---------          ---------

   Income from operations                             31,482           20,313            29,893             27,566

Interest expense - net                                 5,425           10,278             3,084              5,968
                                                   ---------        ---------         ---------          ---------

Income before income taxes                            26,057           10,035            26,809             21,598

Income taxes                                          10,944            4,415            11,260              9,503
                                                   ---------        ---------         ---------          ---------

   Net Income                                      $  15,113        $   5,620         $  15,549          $  12,095
                                                   =========        =========         =========          =========

Net Income per Share
   Basic                                           $    0.51        $    0.30         $    0.55          $    0.65
                                                   =========        =========         =========          =========

   Diluted                                         $    0.50        $    0.29         $    0.51          $    0.58
                                                   =========        =========         =========          =========

Weighted average shares outstanding
   Basic                                              29,851           18,981            28,475             18,572
                                                   =========        =========         =========          =========

   Diluted                                            34,259           19,064            32,833             22,769
                                                   =========        =========         =========          =========


           See notes to condensed consolidated financial statements

                         Central Garden & Pet Company
             Notes to Condensed Consolidated Financial Statements
               Three Months and Six Months Ended March 25, 2000
                                  (Unaudited)



1.   Basis of Presentation
     ---------------------

     The condensed consolidated balance sheet as of March 25, 2000, the consolidated statements of income for both the three and six months ended March 25, 2000 and March 27, 1999 and the consolidated statements of cash flows for the six months ended March 25, 2000 and March 27, 1999 have been prepared by the Company, without audit. The condensed consolidated balance sheet as of September 25, 1999 has been derived from the audited financial statements of the Company for the year ended September 25, 1999. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

     Due to the seasonal nature of the Company's business, the results of operations for the three and six months ended March 25, 2000 are not indicative of the operating results that may be expected for the year ending September 30, 2000.

     It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company's 1999 Annual Report which has previously been filed with the Securities and Exchange Commission.


2.   Share Repurchase Program
     ------------------------

     On October 5, 1999, the Company's Board of Directors authorized the Company to increase the share repurchase program up to a maximum of $155 million of common shares. During the six-month period ended March 25, 2000, the Company repurchased 2,500,000 shares for a total of $18.6 million.

3.   Earnings Per Share
     ------------------

     The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income from continuing operations:

                                              Three Months Ended            Six Months Ended
                                                March 25, 2000               March 25, 2000
                                       ------------------------------  -----------------------------
                                       Income     Shares    Per Share  Income    Shares    Per Share
                                       --------  ---------  ---------  -------  ---------  ---------
   Basic EPS:
       Net income                       $12,095     18,572      $0.65  $ 5,620     18,981      $0.30

   Effect of dilutive securities:
       Options to purchase
         common stock                                   89                             83
       Convertible notes                  1,042      4,107                   -          -

   Diluted EPS:
       Net income attributed
         to common
         shareholders                   $13,137     22,769      $0.58  $ 5,620     19,064      $0.29

                                            Three Months Ended                Six Months Ended
                                              March 27, 1999                   March 27, 1999
                                       ------------------------------  -----------------------------
                                       Income     Shares    Per Share  Income    Shares    Per Share
                                       --------  --------   ---------  -------- --------   ---------
   Basic EPS:
       Net income                       $15,549     28,475      $0.55  $15,113     29,851      $0.51

   Effect of dilutive securities:
       Options to purchase
         common stock                                  251                            301
       Convertible notes                  1,079      4,107               2,158      4,107

   Diluted EPS:
       Net income attributed
         to common
         shareholders                   $16,628     32,833      $0.51  $17,271     34,259      $0.50


   Shares of common stock from the assumed conversion of the Company's convertible securities totaling 4,107,143 were not included in the computation of diluted EPS for the six month period ended March 25, 2000 because the assumed conversion would have been anti-dilutive.

4.   Segment Information
     -------------------

     Management has determined that the reportable segments of the Company are its Distribution, Pet Products and Garden Products segments, based on the level at which chief operating decision making group reviews the results of operations in order to make decisions regarding performance assessment and resource allocation. There has been no change in the segments reported or the basis of measurement of segment profit or loss from that which was reported in the Company's 1999 Form 10-K. Segment information for the three-month and six-month periods ended March 27, 1999 and March 25, 2000 and segment assets at September 25, 1999 and March 25, 2000 are set forth below (dollars in thousands):


                                                    Three Months Ended                   Six Months Ended
                                             March 27, 1999    March 25, 2000     March 27, 1999    March 25, 2000
Net sales
 Distribution                                     $280,898          $200,426           $409,686          $307,126
 Garden Products                                   120,367           135,067            175,374           196,665
 Pet Products                                       62,712            67,245            117,297           127,234
 Corporate, eliminations
    and all other                                  (16,872)          (19,822)           (27,231)          (29,491)
                                                  --------          --------           --------          --------
 Total net sales                                  $447,105          $382,916           $675,126          $601,534
                                                  ========          ========           ========          ========

Intersegment sales
 Garden Products                                  $  9,541          $ 13,984           $ 13,231          $ 17,604
 Pet Products                                        7,912             5,810             14,056            11,361
 Corporate, eliminations
    and all other                                     (581)               28                (56)              526
                                                  --------          --------           --------          --------
 Total intersegment sales                         $ 16,872          $ 19,822           $ 27,231          $ 29,491
                                                  ========          ========           ========          ========

Income (loss) from operations
 Distribution                                     $  7,703          $  4,661           $  4,786          $ (2,360)
 Garden Products                                    19,298            20,499             21,907            24,720
 Pet Products                                        9,170            10,535             14,674            15,322
 Corporate, eliminations
    and all other                                   (6,278)           (8,129)            (9,885)          (17,369)
                                                  --------          --------           --------          --------
 Income from operations                             29,893            27,566             31,482            20,313
 Interest expense                                    3,084             5,968              5,425            10,278
 Income taxes                                       11,260             9,503             10,944             4,415
                                                  --------          --------           --------          --------
 Net income                                       $ 15,549          $ 12,095           $ 15,113          $  5,620
                                                  ========          ========           ========          ========

Depreciation and amortization
 Distribution                                     $    750          $  1,165           $  1,652          $  2,274
 Garden Products                                       626               818              1,486             1,804
 Pet Products                                          921             1,213              1,879             2,357
 Corporate, eliminations and all other               2,286             2,548              4,678             4,974
                                                  --------          --------           --------          --------
 Total depreciation and amortization              $  4,583          $  5,744           $  9,695          $ 11,409
                                                  ========          ========           ========          ========

Expenditures for long-lived assets
 Distribution                                     $  2,102          $    617           $  3,544          $  1,680
 Garden Products                                     1,266               736              2,433             2,697
 Pet Products                                        2,408             1,595              3,743             3,337
 Corporate, eliminations and all other                  13                19              1,462                42
                                                  --------          --------           --------          --------
 Total expenditures for long-lived assets         $  5,789          $  2,967           $ 11,182          $  7,756
                                                  ========          ========           ========          ========

                                        September 25, 1999       March 25, 2000
                                        ------------------       --------------
Assets
 Distribution                                  $216,981             $  211,245
 Garden Products                                179,953                260,255
 Pet Products                                    99,583                108,560
 Corporate, eliminations and all other          459,313                476,478
                                               --------             ----------
 Total assets                                  $955,830             $1,056,538
                                               ========             ==========

5.   Proposal to Spin Off Garden Distribution Business
     --------------------------------------------------

     On March 20, 2000, the Company announced that it is preparing to file with the Securities and Exchange Commission ("SEC") a Form 10 which, when declared effective by the SEC, would permit the Company to spin off its lawn and garden distribution business to shareholders. If the spin off is completed, the lawn and garden business would become a separate public company while Central would continue to operate its existing lawn and garden branded products business, as well as its branded pet products and pet distribution businesses.


6.   Subsequent Event
     ----------------

     On March 29, 2000, the Company announced that it had acquired the AMDRO and IMAGE consumer product lines from American Cyanamid, the agricultural products division of American Home Products Corporation, for approximately $28 million.

7.   Other  Charges
     ---------------

     In September 1999, the Company recorded Other charges totaling $7.6 million associated with the expiration of the Solaris Agreement, workforce reductions and facility closures in the Company's Distribution operations. During the six months ended March 25, 2000, the Company closed the three distribution centers identified in the September 2000 closure plan, completed the associated workforce reductions, and paid all remaining severance amounts accrued as of September 25, 1999. $.5 million is remaining in accrued expenses as of March 25, 2000 associated with lease costs, property taxes and other facility costs which will be required to be paid through the expiration of the leases on these closed distribution centers. In addition, $1.5 million is remaining as an asset valuation reserve on a building and certain facility assets which will no longer be used and are currently expected to be disposed of during fiscal 2000.

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

Due to the changes in Scotts' distribution system, our inventory of Scotts products and the related payables have been reduced by an amount in excess of $75 million. Additionally, we have taken actions to realign our lawn and garden distribution operations to reflect anticipated business levels for fiscal 2000. The amount and profitability of Distribution's business with Scotts in fiscal 2000 and in future years, if any, may be influenced by numerous factors and are impossible to predict. Accordingly, the actual results of our operations may differ significantly from the foregoing estimates.

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


                       Three Months Ended March 25, 2000
                Compared with Three Months Ended March 27, 1999

Net sales for the three months ended March 25, 2000 decreased by 14.4% or $64.2 million to $382.9 million from $447.1 million for the quarter ended March 27, 1999. The $64.2 million decrease was primarily the net result of an $80.5 million decrease in Distribution sales (primarily attributable to reduced Solaris sales) offset by a $14.7 million increase in Garden Products sales (partially attributed to the inclusion of Unicorn Laboratories, which was acquired in December 1999) together with a $4.5 million increase in Pet Products sales.

Gross profit decreased by 3.4% or $3.5 million from $102.3 million during the quarter ended March 27, 1999 to $98.8 million for the comparable 2000 period. Gross profit as a percentage of net sales increased from 22.9% for the three months ended March 27, 1999 to 25.8% for the three months ended March 25, 2000. The decrease in gross profit dollars was principally related to the decrease in Distribution sales. Excluding Distribution, gross profit dollars from existing operations remained relatively constant. The increase in gross profit as a percentage of net sales is primarily the result of an increase in Distribution gross profit percentage offset in part by a decrease in Garden Products gross profit percentage. The increased Distribution gross profit percentage was primarily the result of the reduction in sales of low margin Solaris products principally to retailers' distribution centers. Garden Products gross profit percentage declined principally due to the impact of increased sales of lower margin products to mass retailers.

Selling, general and administrative expenses decreased 1.7% or $1.2 million from $72.4 million during the quarter ended March 27, 1999 to $71.2 million for the comparable 2000 period. As a percentage of net sales, selling, general and administrative expenses increased from 16.2% during the quarter ended March 27, 1999 to 18.6% for the comparable 2000 period. The primary factors contributing to the selling, general and administrative expenses decrease in absolute dollars was the net result of decreases in Distribution expenses, substantially offset by increases in expenses related to (1) the inclusion of expenses of Unicorn Laboratories, which was acquired in December 1999, (2) professional fees incurred in relation to our strategic planning and evaluation process, and (3) increases in operating expenses associated with the sales increases in both Garden Products and Pet Products.

Net interest expense for the quarter ended March 25, 2000 increased by $2.9 million to $6.0 million from $3.1 million for the quarter ended March 27, 1999. The increase is due to higher average outstanding short-term debt resulting principally from the Company's stock repurchase program, the acquisition in December 1999 of Unicorn Laboratories, and the investment in Cedar Works, also in December 1999.

Average short-term borrowings for the quarter ended March 25, 2000 were $198.6 million compared with $65.9 million for the quarter ended March 27, 1999. The average short-term interest rates for the quarter ended March 25, 2000 and March 27, 1999 were 8.9% and 7.4%, respectively.

The Company's effective income tax rate for the quarter ended March 25, 2000 was 44% compared with 42% for the quarter ended March 27, 1999. The increase in the effective tax rate results principally from non-deductible goodwill expense being a higher percentage of taxable income than was the case in the quarter ended March 27,1999.

                        Six Months Ended March 25, 2000
                Compared with Six Months Ended March 27, 1999

Net sales for the six months ended March 25, 2000 decreased by 10.9% or $73.6 million to $601.5 million from $675.1 million for the six months ended March 27, 1999. The $73.6 million decrease was primarily the net result of an $102.6 million decrease in Distribution sales (primarily attributable to reduced Solaris sales) being partially offset by a $21.3 million increase in Garden Products sales (partially attributed to the inclusion of Unicorn Laboratories, which was acquired in December 1999, and Norcal Pottery, which was acquired in January 1999), together with a $9.9 million increase in Pet Products sales.

Gross profit decreased by 1.1% or $1.7 million from $158.7 million during the six months ended March 27, 1999 to $157.0 million for the comparable 2000 period. Gross profit as a percentage of net sales increased from 23.5% for the six months ended March 27, 1999 to 26.1% for the six months ended March 25, 2000. The decrease in gross profit dollars was principally related to the decrease in Distribution sales. Excluding Distribution, gross profit dollars from existing operations remained relatively constant. The increase in gross profit as a percentage of net sales is primarily the result of an increase in Distribution gross profit percentage offset in part by a decrease in Garden Products and Pet Products gross profit percentages. The increased Distribution gross profit percentage was primarily the result of the reduction in sales of low margin Solaris products principally to retailer's distribution centers. Garden Products and Pet Products gross profit percentages declined principally due to the impact of increased sales of lower margin products to mass retailers.

Selling, general and administrative expenses increased 7.4% or $9.4 million from $127.3 million during the six months ended March 27, 1999 to $136.7 million for the comparable 2000 period. As a percentage of net sales, selling, general and administrative expenses increased from 18.9% during the six months ended March 27, 1999 to 22.7% for the comparable 2000 period.

The primary factors contributing to the selling, general and administrative expenses increase in the six months ended March 25, 2000 included: (1) the inclusion of expenses for Norcal Pottery, which was acquired in January 1999, as well as Unicorn Laboratories, which was acquired in December 1999; (2) professional fees incurred in relation to our strategic planning and evaluation process; (3) the short term effects of the end of the Solaris Alliance producing a rapid decrease in Garden Distribution sales and related inventory levels coupled with management's decision to defer certain cost reductions during the fiscal quarter ending in December 25, 1999 in order to maintain operational infrastructure for the upcoming garden season and flexibility for future strategic planning; and (4) increases in operating expenses associated with the sales increases in both Garden Products and Pet Products.

Net interest expense for the six months ended March 25, 2000 increased by $4.9 million, to $10.3 million from $5.4 million for the six months ended March 27, 1999. The increase is due to higher average outstanding short-term debt resulting principally from the Company's stock repurchase program, the acquisitions in January 1999 of Norcal Pottery and December 1999 of Unicorn Laboratories, and the December 1999 investment in Cedar Works. During the quarter ended December 25, 1999 the Company repurchased 2,500,000 shares of it's stock for a total cost of approximately $18.6 million, primarily through the use of it's revolving credit facility.

Average short-term borrowings for the six months ended March 25, 2000 were $171.3 million compared with $38.8 million for the six months ended March 27, 1999. The average short-term interest rates for the six months ended March 25, 2000 and March 27, 1999 were 8.2% and 8.0%, respectively.

The Company's effective income tax rate for the six months ended March 25, 2000 was 44% compared with 42% for the six months ended March 27, 1999. The increase in the effective tax rate results principally from non-deductible goodwill expense being a higher percentage of taxable income than was the case in the six months ended March 27, 1999.

Impact of Year 2000

The Company's systems that were assessed, modified, or converted for Year 2000 compliance operated throughout the Year 2000 century change without significant errors or interruptions when processing data and transactions incorporating Year 2000 dates. To date, the Company has not encountered any significant problems relating to Year 2000 issues with any of the systems of customers, vendors, or other constituents with whom the Company has significant relationships.

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

For the six months ended March 25, 2000, the Company used cash from operating activities of $40.1 million primarily relating to the normal cycle of receivables build up in Distribution and in Garden Products. Inventory levels declined principally as a result of lower Distribution balances associated with lowered sales levels in the current year, partially offset by increased inventory levels at Garden and Pet Products consistent with their increased sales volumes. Accounts payable did not increase at the same rate as inventory partially due to favorable vendor payment terms for a fiscal 1999 program that was paid in fiscal 2000. In addition, the increased inventory at Garden Products had shorter payment terms than were associated with comparable inventory increases within the Distribution segment during prior periods. Net cash used from investing activities of $34.0 million resulted from acquisitions of new companies and the acquisition of office and warehouse equipment, including computer hardware and software. Cash generated from financing activities of $75.0 million consisted principally of borrowings of $94.3 million of short-term debt, partially offset by repayments of $18.6 million to acquire treasury shares.

The Company has a $150 million line of credit with Congress Financial Corporation (Western). The available amount under the line of credit fluctuates based upon a specific asset-borrowing base. The line of credit bears interest at a rate either equal to the prime rate or LIBOR plus 2% at the Company's option, and is secured by substantially all of the Company's assets. At March 25, 2000, the Company had $126.0 million of outstanding borrowings and had $24.0 million of available borrowing capacity under this line. The Company's line of credit contains certain financial covenants such as minimum net worth and minimum working capital requirements. The line also requires the lender's prior written consent to any acquisition of a business. In connection with the acquisition of one company in fiscal 1998, the Company assumed a $60.0 million line of credit, subsequently increased to $70 million, of which $5.8 million was available at March 25, 2000. Interest related to this line is based on a rate either equal to the prime rate or LIBOR plus .875% at the Company's option.

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

Weather and Seasonality

Historically, the Company's sales of lawn and garden products have been influenced by weather and climate conditions in the markets it serves. During the last several years, the Company's results of operations were negatively affected by severe weather conditions in many parts of the country. Additionally, the Company's business is highly seasonal. In fiscal 1999, approximately 2/3 of the Company's sales occurred in the first six months of the calendar year. Substantially all of the Company's operating income is typically generated in this period which has historically offset the operating losses incurred during the first fiscal quarter of the year.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

The Company believes there has been no material change in its exposure to market risk from that discussed in the Company's 1999 Consolidated Financial Statements.

CENTRAL GARDEN & PET COMPANY                                           FORM 10-Q


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

In December 1997, the Company acquired all of the stock of TFH Publications, Inc. The purchase price paid to the prior owners included $70 million in cash, a $10 million loan, possible earnouts, if certain future earnings projections were met, as well as other consideration. In September 1998, the prior owners of TFH brought suit against the Company and certain executives of the Company for damages and relief from their obligations under the Promissory Note, alleging, among other things, that the Company's failure to properly supervise the TFH management team had jeopardized their prospects of achieving the earnouts. The Company believes that these allegations are without merit. The Company counterclaimed against the prior owners for enforcement of the Promissory Note, damages and other relief, alleging, among things, fraud, misrepresentation and breach of fiduciary duty by the prior owners of TFH. These actions, Herbert R.
                                                                    ----------
Axelrod and Evelyn Axelrod v. Central Garden & Pet Company; Glen S. Axelrod;
----------------------------------------------------------------------------
Gary Hersch; William E. Brown; Robert B. Jones; Glen Novotny; and Neill Hines,
-----------------------------------------------------------------------------
Docket No. MON-L-5100-99, and TFH Publications, Inc. v.Herbert Axelrod et al., Docket No. L-2127-99 (consolidated cases), are in the New Jersey Superior Court. There is no trial date at this time.

During the course of discovery in this action, the Company has become aware of certain information which suggests that prior to the acquisition of TFH by the Company, certain records of TFH were prepared in an inaccurate manner which resulted in underpayment of taxes by certain individuals. Those individuals could be liable for back taxes, interest, and penalties. In addition, even though all of the events occurred prior to the acquisition of TFH by the Company, there is a possibility that TFH could be liable for penalties for events which occurred under prior management. The Company believes that TFH has strong defenses available to the assertion of any penalties against TFH. The Company cannot predict whether TFH will be required to pay any such penalties. In the event that TFH were required to pay penalties, the Company would seek compensations from the prior owners.

The Company, based on consultation with legal counsel, does not believe that the outcome of the above matters will have a material adverse impact on its operations, financial position, or cash flows.

ITEM 2.   Changes in Securities and Use of Proceeds
          Not Applicable

ITEM 3.   Defaults Upon Senior Securities
          Not Applicable

ITEM 4.   Submission of Matter to a Vote of Securities Holders
          (a)  The annual meeting of shareholders was held on February 14, 2000.
          (b)  The following directors were elected at the meeting
               William E. Brown
               Glenn W. Novotny
               Brooks M. Pennington III

               Lee D. Hines, Jr.
               Daniel P. Hogan, Jr.
               Bruce A. Westphal

               Set forth below is a tabulation with respect to the matter voted on at the meeting:

                                                    Against or
                                           For       Withheld
                                        ----------  ----------
               William E. Brown
                 Common                 14,441,708      86,597
                 Class B                 1,651,707         -0-

               Glenn W. Novotny
                 Common                 14,442,610      85,695
                 Class B                 1,651,707         -0-

               Brooks M. Pennington III
                 Common                 14,439,231      89,074
                 Class B                 1,651,707         -0-

               Lee D. Hines, Jr.
                 Common                 14,438,885      89,420
                 Class B                 1,651,707         -0-

               Daniel P. Hogan, Jr.
                 Common                 14,442,256      86,049
                 Class B                 1,651,707         -0-

               Bruce A. Westphal
                 Common                 14,442,156      86,149
                 Class B                 1,651,707         -0-


ITEM 5.   Other Information
          Not Applicable

ITEM 6.   Exhibits and Reports on Form 8-K

          (a) The following report on Form 8-K was filed during the quarter ended March 25, 2000.

               (1) On March 20, 2000, the Company filed a report on Form 8-K dated March 20, 2000 disclosing that the Company is preparing to file a Form 10 with the SEC which, when declared effective by the SEC, would permit the Company to spin off its lawn and garden distribution business to shareholders.

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


                               Dated:  May 5, 2000


                               ____________________________________________
                               William E. Brown, Chairman of the Board and
                               Chief Executive Officer


                               /s/ Lee D. Hines, Jr.
                               --------------------------------------------
                               Lee D. Hines, Jr., Vice President and
                                Chief Financial Officer