Form 10-Q
period 2000-06-24
CENTRAL GARDEN & PET COMPANY
filed 2000-08-04
CIK 887733

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10Q
(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1034

For the quarterly period ended            June 24, 2000
                              -------------------------------------------

                                      or

[   ] TRANSITION REPORT PURSUANT OF SECTION 13 or 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _________________________ to ____________________

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of June 24, 2000         16,981,755

Class B Stock Outstanding as of June 24, 2000         1,657,962

CENTRAL GARDEN & PET COMPANY                                         FORM 10-Q


                               TABLE OF CONTENTS

                         PART 1. FINANCIAL INFORMATION
                         -----------------------------


1.   Financial Statements

     Condensed Consolidated Balance Sheets
        September 25, 1999 and June 24, 2000

     Consolidated Statements of Cash Flows
        Nine Months Ended June 26, 1999 and June 24, 2000

     Consolidated Statements of Income
        Three and Nine Months Ended June 26, 1999 and June 24, 2000

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

4.   Submission of Matter to a Vote of Securities Holders

5.   Other Information

6.   Exhibits and Reports on Form 8-K


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This quarterly report contains "forward-looking" statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed below, under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors Relating to Forward-Looking Statements" in our Annual Report on Form 10-K for the fiscal year ended September 25, 1999, and from time to time in our filings with the Securities and Exchange Commission. These risks and uncertainties include, without limitation, the final accounting for all issues between the Company and Pharmacia Corporation (formerly known as Monsanto Company) under the Solaris Agreement, such as the amounts receivable from Pharmacia Corporation for cost reimbursements, payments for cost reductions and payments for services; the amounts payable to Pharmacia Corporation for inventory; responsibility for obsolete inventory and for non-payment by Solaris' direct sales accounts; costs associated with the realignment of the Company's lawn and garden distribution operations to reflect anticipated business levels for the fiscal year 2000 and beyond; and the impact of outstanding or potential litigation.

                         CENTRAL GARDEN & PET COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)
                     (In thousands, except share amounts)

                                                                           September 25,       June 24,
                                      ASSETS                                    1999             2000
                                                                          ---------------    ------------
Current Assets:
  Cash & cash equivalents                                                 $      8,017       $     7,568
  Accounts receivable (less allowance for doubtful
     accounts of $6,484 and $6,810)                                            149,411           215,013
  Inventories                                                                  240,207           254,979
  Inventories held for return to manufacturer                                   75,887                 -
  Prepaid expenses and other assets                                             11,254            10,986
                                                                          ------------       -----------

           Total current assets                                                484,776           488,546

Land, Buildings, Improvements and Equipment - net                               94,179            94,891

Goodwill                                                                       346,488           385,479

Other Assets                                                                    30,387            39,930
                                                                          ------------       -----------

Total                                                                     $    955,830       $ 1,008,846
                                                                          ============       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                                           $     95,883       $   162,318
  Accounts payable                                                             188,113           150,201
  Accrued expenses                                                              29,667            37,185
  Current portion of long-term debt                                              1,485             5,659
                                                                          ------------       -----------
           Total current liabilities                                           315,148           355,363

Long-Term Debt                                                                 123,898           138,050

Deferred Income Taxes and Other Long-Term
  Obligations                                                                   21,057            18,736

Commitments and Contingencies                                                      ---               ---

Shareholders' Equity:
  Preferred stock, $.01 par value: 1,000 shares authorized, none
     outstanding at September 25, 1999 or June 24, 2000                            ---               ---
  Class B stock, $.01 par value: 1,660,919 shares outstanding
     September 25, 1999 and 1,657,962 outstanding at June 24, 2000                  16                16
  Common stock, $.01 par value: 30,183,365 shares issued and 19,332,015 outstanding September 25, 1999; 30,341,505 issued and
     16,981,755 outstanding at June 24, 2000                                       302               303
  Additional paid-in capital                                                   524,058           525,148
  Retained earnings                                                             94,474           112,948
  Treasury Stock                                                              (123,123)         (141,718)
                                                                          ------------       -----------
           Total shareholders' equity                                          495,727           496,697
                                                                          ------------       -----------

Total                                                                     $    955,830       $ 1,008,846
                                                                          ============       ===========

           See notes to condensed consolidated financial statements

                         CENTRAL GARDEN & PET COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                (In thousands)

                                                                             Nine Months Ended
                                                                         June 26,           June 24,
                                                                           1999               2000
                                                                       ------------       ------------
Cash Flows From Operating Activities:
  Net Income                                                           $   28,798          $   18,495
  Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
     Depreciation and amortization                                         14,768              17,531
     Change in assets and liabilities:
       Receivables                                                        (82,252)            (64,107)
       Inventories                                                        (42,573)             64,502
       Prepaid expenses and other assets                                    4,365              (5,376)
       Accounts payable                                                   108,593             (40,187)
       Accrued expenses and other liabilities                              20,127               5,087
                                                                       ----------          ----------

     Net cash provided by (used in) operating activities                   51,826              (4,055)

Cash Flows From Investing Activities:
  Additions to land, buildings, improvements and equipment                (13,858)             (9,964)
  Payments to acquire companies, net of cash acquired                     (13,888)            (34,745)
                                                                       ----------          ----------
     Net cash used in investing activities                                (27,746)            (44,709)


Cash Flows From Financing Activities:
  Proceeds from notes payable - net                                        51,991              66,435
  Repayments of long-term debt                                             (1,768)               (616)
  Proceeds from issuance of stock - net                                     1,611               1,091
  Payments to reacquire stock                                             (83,551)            (18,595)
                                                                       ----------          ----------
     Net cash provided by (used in) financing activities                  (31,717)             48,315


Net Decrease in Cash                                                       (7,637)               (449)

Cash at Beginning of Period                                                10,328               8,017
                                                                       ----------          ----------

Cash at End of Period                                                  $    2,691          $    7,568
                                                                       ==========          ==========

Supplemental Information
  Cash paid for interest                                               $    6,390          $   13,319
  Cash paid for income taxes                                               12,350               8,848
  Assets (excluding cash) acquired through purchase
    of subsidiaries                                                         6,251               8,069
  Liabilities assumed through the purchase of subsidiaries                  3,274              21,306

           See notes to condensed consolidated financial statements

                          CENTRAL GARDEN & PET COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)
                    (In thousands, except per share amounts)



                                           Nine Months Ended                       Three Months Ended
                                     June 26,             June 24,            June 26,             June 24,
                                       1999                 2000                1999                 2000
                                   ------------        ------------        ------------       --------------
Net sales                          $  1,204,265        $  1,055,337        $    529,140       $      453,803
Cost of goods sold and occupancy        937,907             783,583             421,522              339,055
                                   ------------        ------------        ------------       --------------
    Gross profit                        266,358             271,754             107,618              114,748

Selling, General and
    Administrative Expenses             208,251             221,673              80,994               84,980
                                   ------------        ------------        ------------       --------------

    Income from operations               58,107              50,081              26,624               29,768

Interest expense - net                    8,456              17,046               3,031                6,768
                                   ------------        ------------        ------------       --------------

Income before income taxes               49,651              33,035              23,593               23,000

Income taxes                             20,853              14,540               9,909               10,125

                                   ------------        ------------        ------------       --------------

    Net Income                     $     28,798        $     18,495        $     13,684       $       12,875
                                   ============        ============        ============       ==============

Net Income per Share
    Basic                          $       0.99        $       0.98        $       0.50       $         0.69
                                   ============        ============        ============       ==============

    Diluted                        $       0.96        $       0.94        $       0.47       $         0.61
                                   ============        ============        ============       ==============

Weighted Average Shares Outstanding

    Basic                                28,980              18,867              27,239               18,640

    Diluted                              33,218              23,064              31,427               22,850

            See notes to condensed consolidated financial statements

                         Central Garden & Pet Company
             Notes to Condensed Consolidated Financial Statements
               Three Months and Nine Months Ended June 24, 2000
                                  (Unaudited)



1.   Basis of Presentation
     ---------------------

     The condensed consolidated balance sheet as of June 24, 2000, the consolidated statements of income for both the three and nine months ended June 24, 2000 and June 26, 1999 and the consolidated statements of cash flows for the nine months ended June 24, 2000 and June 26, 1999 have been prepared by the Company, without audit. The condensed consolidated balance sheet as of September 25, 1999 has been derived from the audited financial statements of the Company for the year ended September 25, 1999. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

     Due to the seasonal nature of the Company's business, the results of operations for the three and nine months ended June 24, 2000 are not indicative of the operating results that may be expected for the year ending September 30, 2000.

     It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company's 1999 Annual Report which has previously been filed with the Securities and Exchange Commission.


2.   Share Repurchase Program
     ------------------------

     On October 5, 1999, the Company's Board of Directors authorized the Company to increase the share repurchase program up to a maximum of $155 million of common shares. During the three month period ended December 25, 2000, the Company repurchased 2,500,000 shares for a total of $18.6 million. No additional share repurchases occurred during the period between December 26, 1999 and June 24, 2000.

3.   Earnings Per Share
     ------------------

     The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income from continuing operations (in thousands, except per share amounts):


                                           Three Months Ended             Nine Months Ended
                                             June 24, 2000                  June 24, 2000
                                      ---------------------------    ----------------------------
                                      Income   Shares   Per Share    Income   Shares    Per Share
                                      ------   ------   ---------    ------   ------    ---------
     Basic EPS:
      Net income                      $12,875  18,640   $0.69        $18,495   18,867    $0.98

     Effect of dilutive securities:
      Options to purchase
       common stock                               103                              90
      Convertible notes                 1,042   4,107                  3,124    4,107

     Diluted EPS:
      Net income attributed
       to common
       shareholders                   $13,917  22,850   $0.61        $21,619   23,064    $0.94



                                           Three Months Ended             Nine Months Ended
                                             June 26, 2000                  June 26, 2000
                                      ---------------------------    ----------------------------
                                      Income   Shares   Per Share    Income   Shares    Per Share
                                      ------   ------   ---------    ------   ------    ---------
     Basic EPS:
      Net income                       $13,684  27,239   $0.50        $28,798   28,980     $0.99

     Effect of dilutive securities:
      Options to purchase
       common stock                                 81                             131
      Convertible notes                $ 1,079   4,107                $ 3,236    4,107

     Diluted EPS:
      Net income attributed
       to common
       shareholders                    $14,763  31,427   $0.47        $32,034   33,218     $0.96

4.  Segment Information
    -------------------

    Management has determined that the reportable segments of the Company are its Distribution, Pet Products and Garden Products segments, based on the level at which the chief operating decision making group reviews the results of operations in order to make decisions regarding performance assessment and resource allocation. There has been no change in the segments reported or the basis of measurement of segment profit or loss from that which was reported in the Company's 1999 Form 10-K. Segment information for the three month and nine month periods ended June 26, 1999 and June 24, 2000 and segment assets at September 25, 1999 and June 24, 2000 are set forth below (dollars in thousands):


                                   Three Months Ended                Nine Months Ended
                              June 26, 1999   June 24, 2000   June 26, 1999   June 24, 2000
Net sales
 Distribution                  $356,820        $255,888      $  766,506      $  563,014
 Garden Products                129,365         147,779         304,738         344,444
 Pet Products                    59,286          67,418         176,583         194,652
 Corporate, eliminations
   and all other                (16,331)        (17,282)        (43,562)        (46,773)
                               --------        --------      ----------      ----------
 Total net sales               $529,140        $453,803      $1,204,265      $1,055,337
                               ========        ========      ==========      ==========

Intersegment sales
 Garden Products               $  5,976        $ 12,311          19,207      $   29,915
 Pet Products                    11,861           6,391          25,917          17,752
 Corporate, eliminations
   and all other                 (1,506)         (1,420)         (1,562)           (894)
                                --------        --------      ----------      ----------
 Total intersegment sales      $ 16,331        $ 17,282      $   43,562      $   46,773
                               ========        ========      ==========      ==========

Income (loss) from operations
 Distribution                  $ 10,358        $  8,813      $   15,144      $    6,453
 Garden Products                 14,772          17,851          36,680          42,571
 Pet Products                     6,284           8,853          20,958          24,175
 Corporate, eliminations
   and all other                 (4,790)         (5,749)        (14,675)        (23,118)
                               --------        --------      ----------      ----------
 Income from operations          26,624          29,768          58,107          50,081
 Interest expense                 3,031           6,768           8,456          17,046
 Income taxes                     9,909          10,125          20,853          14,540
                               --------        --------      ----------      ----------
 Net income                    $ 13,684        $ 12,875      $   28,798      $   18,495
                               ========        ========      ==========      ==========

Depreciation and amortization
 Distribution                  $    812        $  1,180      $    2,464      $    3,454
 Garden Products                    912             840           2,398           2,644
 Pet Products                       967           1,246           2,846           3,603
 Corporate, eliminations
   and all other                  2,382           2,856           7,060           7,830
                               --------        --------      ----------      ----------
 Total depreciation and
   amortization                $  5,073        $  6,122      $   14,768      $   17,531
                               ========        ========      ==========      ==========

Expenditures for long-lived
   assets
 Distribution                  $  1,177        $    871      $    6,289      $    3,717
 Garden Products                     30             915           1,874           2,748
 Pet Products                     1,469             422           4,964           3,499
 Corporate, eliminations
   and all other                      0               0             731               0
                               --------        --------      ----------      ----------

Total expenditures for
long-lived assets              $  2,676        $  2,208      $   13,858      $    9,964
                               ========        ========      ==========      ==========




                                             September 25, 1999    June 24, 2000
                                             ------------------    -------------
     Assets
       Distribution                               $216,981            $  171,291
       Garden Products                             179,953               245,280
       Pet Products                                 99,583               116,772
       Corporate, eliminations and all other       459,313               475,503
                                                  --------            ----------
       Total assets                               $955,830            $1,008,846
                                                  ========            ==========

5.  Proposal to Spin Off Garden Distribution Business
    -------------------------------------------------

     On June 7, 2000, the Company filed with the Securities and Exchange Commission ("SEC") a Form 10 which, when declared effective by the SEC, would permit the Company to spin off its lawn and garden distribution business to shareholders. On August 3, 2000, the Company announced that it plans to withdraw the Form 10 filed on June 7 and refile within 30 to 60 days once the Form 10 has been updated to reflect the resizing of the Company's lawn and garden distribution business. If the spin-off is completed, the lawn and garden business would become a separate public company while Central would continue to operate its existing lawn and garden branded products business, as well as its branded pet products and pet distribution businesses.


6.  Recent Acquisition
    ------------------

     On March 29, 2000, the Company announced that it had acquired the AMDRO and IMAGE consumer product lines from American Cyanamid, the agricultural products division of American Home Products Corporation, for approximately $28 million. The acquisition was accounted for under the purchase method, and the resulting goodwill will be amortized on a straight-line basis over 20 years.


7.  Other  Charges
    --------------

     In September 1999, the Company recorded Other Charges totaling $7.6 million associated with the expiration of the Solaris Agreement, workforce reductions and facility closures in the Company's Distribution operations. During the six months ended March 25, 2000, the Company closed the three distribution centers identified in the September 2000 closure plan, completed the associated workforce reductions, and paid all remaining severance amounts accrued as of September 25, 1999. $.5 million is included in accrued expenses as of June 24, 2000 associated with lease costs, property taxes and other facility costs which will be required to be paid through the expiration of the leases on these closed distribution centers.

8.  New Accounting pronouncements
    -----------------------------

     In December 1999, the SEC released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. In March 2000, the SEC released SAB 101A, which delayed for one quarter the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. In June 2000, the SEC released SAB 101B, which delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999.

     The Company is evaluating what impact, if any, SAB 101 may have on its consolidated financial statements.

9.  Subsequent Events
    -----------------

     On June 30, 2000, The Scotts Company filed suit against Central to collect the purchase price of certain lawn and garden products previously sold to Central. Central has withheld payments to Scotts of approximately $17 million on the basis of claims it has against Scotts - including amounts due for services and goods previously supplied by Central and not yet paid for by Scotts. This action, The Scotts Company v. Central Garden & Pet
                                 ------------------------------------------
     Company, Docket No. C2 00-755, is in the United States District Court for
     -------
     the Southern District of Ohio, Eastern Division. On July 3, 2000, Pharmacia Corporation (formerly known as Monsanto Company) filed suit against Central seeking an accounting and unspecified amounts allegedly due Pharmacia under the four-year alliance agreement between Central and Pharmacia which expired in September 1999, as well as damages for breach of contract. This action, Pharmacia Corporation v. Central Garden & Pet
                            ---------------------------------------------
     Company, Docket No. 00CC-002253 Q CV, is in the Circuit Court of St. Louis
     -------
     County, Missouri.

     Central believes that the reconciliation of all accounts will not result in a balance due from Central to Pharmacia. Further, Central believes it has substantial counterclaims and rights of offset against both Scotts and Pharmacia, as well as meritorious defenses, and intends to vigorously contest both suits.

     On July 7, 2000, Central filed suit against Scotts and Pharmacia seeking damages and injunctive relief as well as restitution for, among other things, breach of contract and violations of the antitrust laws by Scotts and Pharmacia. This action, Central Garden & Pet Company, a Delaware
                                 ----------------------------------------
     corporation v. The Scotts Company, an Ohio corporation; and Pharmacia
     ---------------------------------------------------------------------
     Corporation, formerly known as Monsanto Company, a Delaware corporation,
     -----------------------------------------------------------------------
     Docket No. C 00 2465, is in the United States District Court for the Northern District of California.

     On July 19, 2000 the Company announced that Scotts intends to discontinue its distribution relationship with Central after September 30, 2000. The revenue and gross profit for the year ended September 2000 expected to be lost in fiscal 2001 is estimated to be approximately $185 to $195 million and $31 to $33 million respectively. The Company expects this loss of gross profit to be significantly offset next year with expense reductions and other business growth. As a result of this expected significant reduction in volume, Central expects to record substantial one time charges in the fiscal year ending September 30, 2000 associated with the resizing of the Garden Distribution business.

     On August 2, 2000, a fire of undetermined origin destroyed the Company's Phoenix, Arizona lawn and garden distribution center. The fire also destroyed a medical supply distribution center operated by a third party which is located in an adjoining facility and caused the evacuation of neighboring businesses and residences. The Phoenix facility is one of Central's smallest distribution centers. The Company maintains insurance coverage against property damage and third party liability which it believes will be adequate to cover most or all of the losses or liabilities to which it may become subject as a result of the fire.

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

Recent developments affecting the Distribution Segment:

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

In January 1999, Pharmacia Corporation sold its Solaris lawn and garden business exclusive of its Roundup herbicide products for consumer use to The Scotts Company ("Scotts") and entered into a separate, long-term, exclusive agreement pursuant to which Pharmacia Corporation continues to make Roundup herbicide products for consumer use and Scotts markets the products. Scotts has been for many years a substantial supplier to us and, in connection with its direct sales, a substantial purchaser of our services.

In the fall of 1999, Scotts altered its distribution systems for certain products, including Ortho and Miracle-Gro products and Pharmacia Corporation's consumer Roundup products for which Scotts acts as Pharmacia Corporation's exclusive sales agent. Beginning October 1, 1999, Scotts began to distribute Ortho and Roundup products through a system that involves a combination of distributors, of which we were the largest, as well as through direct sales by Scotts to certain major retailers. In addition, Scotts began to sell Miracle-Gro directly to certain retailers.

The business likely to be taken over in this fiscal year ending September 30, 2000 by Scotts is estimated to be approximately $200-250 million in sales. The gross profit associated with these sales in fiscal 1999 was approximately $15-25 million. We expect this loss of gross profit to be partially offset this fiscal year with expense reductions and other business growth. However, there is no assurance that the business taken over by Scotts will not be greater than $200-250 million, or that we will be successful in our attempts to reduce expenses and generate new business.

Due to the changes in Scotts' distribution system, our inventory of Scotts products and the related payables have been reduced by an amount in excess of $75 million. Additionally, we have taken actions to realign our lawn and garden distribution operations to reflect anticipated business levels for fiscal 2000. The amount and profitability of Distribution's business with Scotts in fiscal 2000 may be influenced by numerous factors and is impossible to predict. Accordingly, the actual results of our operations may differ significantly from the foregoing estimates.

The sale of the Solaris business by Pharmacia Corporation and the expiration of the Solaris Agreement subject our Distribution business to significant uncertainties. These include the resolution of all payments due between us and Pharmacia Corporation under the Solaris Agreement, such as the amounts receivable from Pharmacia Corporation for cost reimbursements, payments for cost reductions and payments for services; the amounts payable to Pharmacia Corporation for inventory; and responsibility for obsolete inventory and for non-payment by Solaris' sub-agents. The resolution of these uncertainties has resulted in litigation (see Note 8 to the condensed financial statements) and could have a material adverse effect on our results of operations, financial position and/or cash flows.

On July 19, 2000, the Company announced that it had learned from Scotts that Scotts intends to discontinue its distribution relationship with the Company after September 30, 2000. The affected products would include Scotts(R), Ortho(R), and Miracle-Gro(R) products manufactured by the Scotts Company and consumer Roundup(R) products manufactured by Pharmacia Corporation for which Scotts acts as Pharmacia's exclusive sales agent.

For the Company's current fiscal year ending September 30, 2000, the revenue attributable to the affected products is estimated to be approximately $185-195 million. The gross profit associated with these sales in the current year is estimated to be approximately $31-33 million (8-10% of estimated total gross profit for the current year). The loss of the Scotts business, coupled with other changes in service levels projected for fiscal year 2001, will substantially reduce the Distribution segment's sales to Wal*Mart, its largest customer.

The Company expects that it will take steps to realign its lawn and garden distribution operations to reflect the reduced business levels which it anticipates for the fiscal year 2001. As a result, the Company expects to record substantial one-time charges in the fourth quarter of the fiscal year ending September 2000.

As a result of the foregoing changes, the Company expects that its lawn and garden distribution business will be substantially smaller in fiscal year 2001 than in prior years with attendant reductions in revenue, gross profit, operating income, and assets employed.



                       Three Months Ended June 24, 2000
                Compared with Three Months Ended June 26, 1999

Net sales for the three months ended June 24, 2000 decreased by 14.2% or $75.3 million to $453.8 million from $529.1 million for the quarter ended June 26, 1999. The $75.3 million decrease was primarily the net result of an $100.9 million decrease in Distribution sales (primarily attributable to reduced Solaris sales) offset by a $18.4 million increase in Garden Products sales ($12.5 million attributable to the businesses acquired) together with a $8.1 million increase in Pet Products sales.

Gross profit increased by 6.6% or $7.1 million from $107.6 million during the quarter ended June 26, 1999 to $114.7 million for the comparable 2000 period. Gross profit as a percentage of net sales increased from 20.3% for the three months ended June 26, 1999 to 25.3% for the three months ended June 24, 2000. The increase in gross profit dollars was principally related to the increases in Garden and Pet Products sales offset by a $3.0 million decrease in Distribution. Excluding Distribution, gross profit dollars from existing operations increased by $5.0 million. The increase in gross profit as a percentage of net sales is primarily the result of an increase in Distribution gross profit percentage combined with a larger proportion of higher margin branded product sales relative to total sales. The increased Distribution gross profit percentage was primarily the result of the reduction in sales of low margin Solaris products principally to retailers' distribution centers. Garden and Pet Products' gross profit percentages remained relatively constant.

Selling, general and administrative expenses increased 4.9% or $4.0 million from $81.0 million during the quarter ended June 26, 1999 to $85.0 million for the comparable 2000 period. As a percentage of net sales, selling, general and administrative expenses increased from 15.3% during the quarter ended June 26, 1999 to 18.7% for the comparable 2000 period. The primary factors contributing to the selling, general and administrative expenses increase in absolute dollars were increases in expenses of (1) $2.8 million attributable to the businesses acquired; (2) $1.2 million of professional fees incurred in relation to our strategic planning and evaluation process, and (3) $1.4 million of increases in operating expenses associated with the sales increases in both Garden and Pet Products, offset in part by decreases in Distribution expenses.

Net interest expense for the quarter ended June 24, 2000 increased by $3.8 million to $6.8 million from $3.0 million for the quarter ended June 26, 1999. The increase is due to higher average outstanding short-term debt resulting principally from the Company's stock repurchase program and the businesses acquired since October 1999.

Average short-term borrowings for the quarter ended June 24, 2000 were $199.1 million compared with $52.8 million for the quarter ended June 26, 1999. The average short-term interest rates for the quarter ended June 24, 2000 and June 26, 1999 were 9.8% and 8.2%, respectively.

The Company's effective income tax rate for the quarter ended June 24, 2000 was 44% compared with 42% for the quarter ended June 26, 1999. The increase in the effective tax rate results principally from non-deductible goodwill expense being a higher percentage of taxable income than was the case in the quarter ended June 26,1999.



                        Nine Months Ended June 24, 2000
                 Compared with Nine Months Ended June 26, 1999

Net sales for the nine months ended June 24, 2000 decreased by 12.4% or $148.9 million to $1,055.3 million from $1,204.3 million for the nine months ended June 26, 1999. The $148.9 million decrease was primarily the net result of a $203.5 million decrease in Distribution sales (primarily attributable to reduced Solaris sales) being partially offset by a $39.7 million increase in Garden Products sales ($24.7 million attributable to the businesses acquired - Norcal Pottery, acquired in January 1999; Unicorn Laboratories, acquired in December 1999; and the Amdro and Image product lines, acquired in March 2000), together with a $18.1 million increase in Pet Products sales.

Gross profit increased by 2.0% or $5.4 million from $266.4 million during the nine months ended June 26, 1999 to $271.8 million for the comparable 2000 period. Gross profit as a percentage of net sales increased from 22.1% for the nine months ended June 26, 1999 to 25.8% for the nine months ended June 24, 2000. The increase in gross profit dollars was principally related to the increases in Garden and Pet Products sales offset by a $7.0 million decrease in Distribution. Excluding Distribution, gross profit dollars from existing operations increased by $5.0 million. The increase in gross profit as a percentage of net sales is primarily the result of an increase in Distribution gross profit percentage combined with a larger proportion of higher margin branded product sales relative to total sales. The increased Distribution gross profit percentage was primarily the result of the reduction in sales of low margin Solaris products principally to retailers' distribution centers. Garden and Pet Products' gross profit percentages remained relatively constant.

Selling, general and administrative expenses increased 6.4% or $13.4 million from $208.3 million during the nine months ended June 26, 1999 to $221.7 million for the comparable 2000 period. As a percentage of net sales, selling, general and administrative expenses increased from 17.3% during the nine months ended June 26, 1999 to 21.0% for the comparable 2000 period.

The primary factors contributing to the selling, general and administrative expenses increase in the nine months ended June 24, 2000 included: (1) $5.9 million attributable to the businesses acquired; (2) $4.8 million of professional fees incurred in relation to our strategic planning and evaluation process; (3) the short term effects of the end of the Solaris Alliance producing a rapid decrease in Garden Distribution sales and related inventory levels coupled with management's decision to defer certain cost reductions during the first three fiscal quarters in order to maintain operational infrastructure for the year 2000 garden season and flexibility for future strategic planning; and (4) increases in operating expenses associated with the sales increases in both Garden and Pet Products.

Net interest expense for the nine months ended June 24, 2000 increased by $8.6 million to $17.0 million from $8.4 million for the nine months ended June 26, 1999. The increase is due to higher average outstanding short-term debt resulting principally from the Company's stock repurchase program and the businesses acquired. During the nine month period ended June 24, 2000, the Company repurchased 2,500,000 shares of its stock for a total cost of approximately $18.6 million, primarily through the use of its revolving credit facility.

Average short-term borrowings for the nine months ended June 24, 2000 were $176.0 million compared with $38.8 million for the nine months ended June 26, 1999. The average short-term interest rates for the nine months ended June 24, 2000 and June 26, 1999 were 8.7% and 7.7%, respectively.

The Company's effective income tax rate for the nine months ended June 24, 2000 was 44% compared with 42% for the nine months ended June 26, 1999. The increase in the effective tax rate results principally from non-deductible goodwill expense being a higher percentage of taxable income than was the case in the nine months ended June 26, 1999.


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

Historically, the Company's business has been highly seasonal and its working capital requirements and capital resources tracked closely to this seasonal pattern. During the first fiscal quarter accounts receivable reach their lowest level while inventory, accounts payable and short-term borrowings begin to increase. Since the Company's short-term credit line fluctuates based upon a specified asset borrowing base, this quarter is typically the period when the asset borrowing base is at its lowest and consequently the Company's ability to borrow is at its lowest. During the second fiscal quarter, receivables, accounts payable and short-term borrowings begin to increase, reflecting the build-up of inventory and related payables in anticipation of the peak selling season. During the third fiscal quarter, principally due to the Solaris Agreement for the period between October 1, 1995 and September 30, 1999, inventory levels have remained relatively constant while accounts receivable peak and short-term borrowings start to decline as cash collections are received during the peak-selling season. During the fourth fiscal quarter, inventory levels are at their lowest, and accounts receivable and payables are substantially reduced through conversion of receivables to cash.

As a result of the termination of the Solaris agreement and the associated reduction in Garden Distribution sales as a percentage of overall sales, this seasonal pattern is expected to be less significant in the future.

For the nine months ended June 24, 2000, the Company used cash from operating activities of $4.1 million primarily relating to the normal cycle of receivables build up in Distribution and in Garden Products. Inventory levels declined principally as a result of lower Distribution balances associated with lowered sales levels in the current year, partially offset by increased inventory levels at Garden and Pet Products consistent with their increased sales volumes. Accounts payable did not increase at the same rate as inventory partially due to favorable vendor payment terms for a fiscal 1999 program that was paid for in fiscal 2000. In addition, the increased inventory at Garden Products had shorter payment terms than were associated with comparable inventory increases within the Distribution segment during prior periods. Net cash used in investing activities of $44.7 million resulted from acquisitions of new companies and the acquisition of office and warehouse equipment, including computer hardware and software. Cash generated from financing activities of $48.3 million consisted principally of borrowings of $66.4 million of short-term debt, partially offset by payments of $18.6 million to acquire treasury shares.

The Company has a $200 million line of credit with Congress Financial Corporation (Western). The available amount under the line of credit fluctuates based upon a specific asset-borrowing base. The line of credit bears interest at a rate either equal to the prime rate or LIBOR plus 2% at the Company's option, and is secured by substantially all of the Company's assets. At June 24, 2000, the Company had $131.7 million of outstanding borrowings, and had $50.7 million of available borrowing capacity under this line. The Company's line of credit contains certain financial covenants such as minimum net worth and minimum working capital requirements. The line also requires the lender's prior written consent to any acquisition of a business. In connection with the acquisition of one company in fiscal 1998, the Company assumed a $60.0 million line of credit, subsequently increased to $70 million, of which $39.3 million was available at June 24, 2000. Interest related to this line is based on a rate either equal to the prime rate or LIBOR plus .875% at the Company's option.

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


Weather and Seasonality

Historically, the Company's sales of lawn and garden products have been influenced by weather and climate conditions in the markets it serves. During the last several years, the Company's results of operations were negatively affected by severe weather conditions in many parts of the country. Additionally, the Company's business has been highly seasonal. In fiscal 1999, approximately two-thirds of the Company's sales occurred in the first six months of the calendar year. Substantially all of the Company's operating income has been typically generated in this period which has historically offset the operating losses incurred during the first fiscal quarter of the year. As a result of the forthcoming termination of the distribution relationship with Scotts in September 2000, and the associated reduction in Distribution sales as a percentage of overall sales, this seasonal pattern is expected to be less significant in the future.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

The Company believes there has been no material change in its exposure to market risk from that discussed in the Company's 1999 Consolidated Financial Statements.

CENTRAL GARDEN & PET COMPANY                        FORM 10-Q


PART II. OTHER INFORMATION
         -----------------

ITEM 1.  Legal Proceedings

On June 30, 2000, The Scotts Company filed suit against Central to collect the purchase price of certain lawn and garden products previously sold to Central. Central has withheld payments to Scotts of approximately $17 million on the basis of claims it has against Scotts - including amounts due for services and goods previously supplied by Central and not yet paid for by Scotts. This action, The Scotts Company v. Central Garden & Pet Company, Docket No. C2 00-
        --------------------------------------------------
755, is in the United States District Court for the Southern District of Ohio, Eastern Division. On July 3, 2000, Pharmacia Corporation (formerly known as Monsanto Company) filed suit against Central seeking an accounting and unspecified amounts allegedly due Pharmacia under the four-year alliance agreement between Central and Pharmacia which expired in September 1999, as well as damages for breach of contract. This action, Pharmacia Corporation v. Central
                                                --------------------------------
Garden & Pet Company, Docket No. 00CC-002253 Q CV, is in the Circuit Court of
--------------------
St. Louis County, Missouri.

Central believes that the reconciliation of all accounts will not result in a balance due from Central to Pharmacia. Further, Central believes it has substantial counterclaims and rights of offset against both Scotts and Pharmacia, as well as meritorious defenses, and intends to vigorously contest both suits.

On July 7, 2000, Central filed suit against Scotts and Pharmacia seeking damages and injunctive relief as well as restitution for, among other things, breach of contract and violations of the antitrust laws by Scotts and Pharmacia. This action, Central Garden & Pet Company, a Delaware corporation v. The Scotts
        ------------------------------------------------------------------
Company, an Ohio corporation; and Pharmacia Corporation, formerly known as
--------------------------------------------------------------------------
Monsanto Company, a Delaware corporation, Docket No. C 00 2465, is in the United
----------------------------------------
States District Court for the Northern District of California.

For a discussion of other pending legal proceedings, please see Central's Report on Form 10-Q for the quarter ended March 25, 2000.

ITEM 2. Changes in Securities and Use of Proceeds
        Not Applicable

ITEM 3. Defaults Upon Senior Securities
        Not Applicable

ITEM 4. Submission of Matter to a Vote of Securities Holders
        Not Applicable

ITEM 5. Other Information
        On August 2, 2000, a fire of undetermined origin destroyed the Company's Phoenix, Arizona lawn and garden distribution center. The fire also destroyed a medical supply distribution center operated by a third party which is located in an adjoining facility and caused the evacuation of neighboring businesses and residences. The Phoenix facility is one of Central's smallest distribution centers. The Company maintains insurance coverage against property damage and third party liability which it believes will be adequate to cover most or all of the losses or liabilities to which it may become subject as a result of the fire.

ITEM 6. Exhibits and Reports on Form 8-K

 (a) Exhibits

          Exhibit
          Number        Exhibit
          -------       ------

          10.6.1 Amendment No. 8 to Loan and Security Agreement by and among Congress Financial Corporation (Western) and Central Garden & Pet Company, Matthews Redwood and Nursery Supply, Inc., Four Paws Products, Ltd. and Ezell Nursery Supply, Inc., dated May 12, 2000.
          27.1          Financial Data Schedule.

 (b) The following reports on Form 8-K were filed during the quarter ended June 24, 2000.

          (1) On March 31, 2000, the Company filed a report on Form 8-K, dated March 29, 2000, announcing that it has acquired the AMDRO(R) and IMAGE(R) product lines from American Cyanamid.

          (2) On June 8, 2000, the Company filed a report on Form 8-K, dated June 7, 2000, announcing that the Company has filed a Form 10 with the SEC which, when declared effective by the SEC, would permit the Company to spin off its lawn and garden distribution business to shareholders.

CENTRAL GARDEN & PET COMPANY                          FORM 10-Q



                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                       CENTRAL GARDEN & PET COMPANY

                                  ______________________________________________
                                                Registrant



                                  Dated:  August 4, 2000



                                  _____________________________________________
                                  William E. Brown, Chairman of the Board and
                                  Chief Executive Officer


                                  /s/ Lee D. Hines, Jr.
                                  ----------------------------------------------
                                  Lee D. Hines, Jr., Vice President and
                                  Chief Financial Officer