Form 10-K405/A
period 1999-09-25
CENTRAL GARDEN & PET COMPANY
filed 2000-10-26
CIK 887733

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               _________________

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  At December 20, 1999, the aggregate market value of the registrant's Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $157,399,403 and $469,465, respectively.

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

                      DOCUMENTS INCORPORATED BY REFERENCE

  Definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders - Part III of this Form 10-K.

                         Central Garden & Pet Company
                      Index to Annual Report on Form 10-K
                 For the fiscal year ended September 25, 1999

                                                                                                      Page
                                                                                                      ----
                                                   PART I

Item 1.    Business..................................................................................   3

Item 2.    Properties................................................................................  15

Item 3.    Legal Proceedings.........................................................................  16

Item 4.    Submission of Matters to a Vote of Security Holders.......................................  16

                                                  PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters................  16

Item 6.     Selected Financial Data..................................................................  16

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations....  17

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk................................  29

Item 8.     Financial Statements and Supplementary Data..............................................  31

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....  52

                                                 PART III

Item 10.    Directors and Executive Officers of the Registrant.......................................  52

Item 11.    Executive Compensation...................................................................  52

Item 12.    Security Ownership of Certain Beneficial Owners and Management...........................  52

Item 13.    Certain Relationships and Related Transactions...........................................  52

                                                 PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................  52

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

                                          Approximate
                                           Number of         Approximate
                                         Manufacturers        Number of
          Product Category               and Suppliers          SKUs              Selected Brand Names
-------------------------------------   ---------------   -----------------  ------------------------------------
Chemicals and Fertilizer(1)..........                100              4,000  Ortho(R), Round-Up(R),
                                                                             Miracle-Gro(R), Green Light(R),
                                                                             American Cyanamid(R), Ironite(R),
                                                                             Raid(R), Black Flag(R), Lilly
                                                                             Miller(R), Grant's(R)
Other Lawn and Garden Products(2)....                700             20,000  Sunset(R), Gilmour(R), Corona(R),
                                                                             Rainbird(R), Rubbermaid(R),
                                                                             Perky-Pet(R), Matthews(R)
Pet Supplies(3)......................                200             21,000  Four Paws(R), Zodiac(R), TFH(R),
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

     . Training of Store Employees. Distribution's sales personnel conduct formal and informal product training sessions with store personnel to help them provide informed consumer service. Distribution believes that the demand for this service is greater at larger regional and national retail chains due to their higher employee turnover and employee inexperience with gardening and pet supply products .

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

          Do-It-Yourself               Mass              High-Volume                Drug and
           Superstores              Merchants             Nurseries              Grocery Stores
     -----------------------        ---------       --------------------        ------------------
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

          National Specialty             Mass               Internet                 High Volume
              Pet Stores              Merchants            e-Retailers           Regional Pet Stores
     ------------------------        ------------    ----------------------     ---------------------
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

  In addition to competition from other distributors, Distribution also faces increased competition from manufacturers and suppliers which distribute some percentage of their products directly to retailers, bypassing distributors, or through a dual distribution system in which the manufacturer or supplier competes with distributors for sales to certain accounts. For example, beginning October 1, 1999, Scotts began to sell Ortho(R), Roundup(R) and Miracle-Gro(R) products directly to certain major retailers. Such competition is typically based on service and price. Although Distribution competes against direct sales by manufacturers and suppliers, it is often able to participate in such direct sales by entering into agreements with the manufacturers and suppliers pursuant to which it provides the manufacturers and suppliers with order processing, warehousing, shipping and certain in-store services in connection with such direct sales.

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

  Four Paws. Four Paws is one of the largest manufacturers of dog, cat, reptile and small animal products in the United States, according to the 1999 Pet Age Retailer Report. Four Paws products include Magic Coat(R) shampoos, Wee-Wee Pads, a line of grooming supplies for dogs and cats, tie out cables and accessories, oral hygiene products and a complete line of catnip products. Four Paws also offers a line of heating equipment and bedding material for reptiles. Four Paws recently introduced a line of hard rubber toys called Rough & Rugged. Four Paws products are distributed throughout the United States, Canada, Europe and Asia.

  TFH Publications. TFH is the largest producer of pet books in the United States, according to P.K. Data, and the manufacturer of premium dog chews and edible bones under the brand names Nylabone(R), Gumabone(R), Healthy Edibles(R) and Flexibone(R). TFH currently has over 1,200 titles in print and publishes two monthly magazines and ten quarterly magazines. Nylabone is also introducing a new line of dog houses, pet carriers and dog and cat toys.

  Kaytee. Kaytee is one of the nation's largest manufacturers of bird seed for caged and wild birds, according to the 1999 Pet Age Retailer Report, as well as a manufacturer of food for small animals, including the brand names Kaytee(R) and Amazon Smythe(R). Kaytee also manufactures wild bird feed under the brand name Natures Harvest(TM) for Kmart Corporation and under the PETsMART private label.

  Wellmark. Wellmark is a leading manufacturer of flea, tick and pest protection products for a diversified group of pest control markets, according to the 1999 Pet Age Retailer Report. These products--which include on-animal sprays, shampoos and powders, collars, indoor foggers, aerosols, concentrates and pump-sprays--are based on the active ingredient methoprene. Wellmark owns the Zodiac(R) and Vet-Kem(R) trademarks in the United States and Canada as well as those of Ovitrol(R), Siphotrol(R), Fleatrol(TM), vIGRen(R), Petcor(R), Precor(R) and Natural Signature(R).

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

  Sales to mass merchants and national specialty pet stores represent in excess of 20% of Pet Products' sales. Sales to PETsMART represented 11% of Pet Products' sales in fiscal 1999 and 10% in fiscal 1998. Sales to Petco represented 9% of Pet Products' sales in fiscal 1999 and 7% in fiscal 1998.

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

Purchasing

  Most of the raw materials purchased by Pet Products are acquired from a number of different suppliers; however, some items, including the active ingredient Methoprene, are purchased from limited or single sources of supply, and disruption of these sources could have a temporary adverse effect on product shipments and Pet Products' financial results.

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

Competition

  The pet supply products industry is highly competitive. Our branded pet products compete against national and regional products and private label products produced by various suppliers. Our Four Paws and Wellmark branded products compete principally against branded products marketed by such companies as Hartz Mountain, Sargeants, Doskocil and Eight in One. TFH Publications' pet books compete principally against books published by Howell and Barrons, and Nylabone products compete principally against products manufactured by Aspen/Booda. Our Kaytee products compete principally against products marketed by Hartz Mountain, Sun Seed, Audobon Park and Wagner. Pet Products competes primarily on the basis of its strong brand names, quality, value, service and price. Pet Products' competitive position is supported by Distribution's national sales force.

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

                              EXECUTIVE OFFICERS

     Certain information regarding the executive officers of the Company is set forth below:

              Name                   Age                        Position
              ----                   ---                        --------
William E. Brown.................    58     Chairman of the Board and Chief Executive Officer

Glenn W. Novotny.................    52     Chief Operating Officer and Director

Robert B. Jones..................    67     Vice President, Chief Financial Officer and Secretary

Brooks M. Pennington III.........    45     Chief Executive Officer of Pennington Seed, Inc. and
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

     The table below lists Central's Distribution facilities:


          Northwest Region            Midwest Region        Eastern Region
          ----------------            --------------        --------------
          Algona, WA                  Bloomington, IL       China Grove, NC
          Boise, ID                   Kansas City, MO       Mahwah, NJ
          Denver, CO                  Minneapolis, MN
          Medford, OR                 Wentzville, MO        Southeast Region
                                                            ----------------
          Portland, OR                                      Atlanta, GA
          Salt Lake City, UT          Southwest Region      Greensboro, NC
                                      ----------------      Miami, FL
                                      Albuquerque, NM#      Orlando, FL
          Western Region              Dallas, TX (2)        Suwanee, GA
          --------------                                    Tampa, FL
          Phoenix, AZ                 Hammond, LA
          Sacramento, CA (2)          Houston, TX (2)
          Santa Fe Springs, CA (2)    Little Rock, AR
          Visalia, CA#                Lubbock, TX*
                                      McAlester, OK#
                                      New Orleans, LA
                                      San Antonio, TX

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

Fiscal 1998                                                High        Low
                                                           -----       -----
   First Quarter...................................        32.00       25.75
   Second Quarter..................................        39.38       26.00
   Third Quarter...................................        40.06       27.38
   Fourth Quarter..................................        32.50       14.13
Fiscal 1999
   First Quarter...................................        22.81       12.25
   Second Quarter..................................        17.50       12.78
   Third Quarter...................................        16.88       10.25
   Fourth Quarter..................................        10.88        7.50

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

                                          Nine-Month                               Fiscal Year Ended
                                         Period Ended     ---------------------------------------------------------------------
                                         September 30,    September 28,     September 27,       September 26,     September 25,
                                            1995(1)          1996              1997                1998               1999
                                         -------------    -------------     -------------       -------------     -------------
                                                                  (in thousands, except per share data)
Income Statement Data:
Net sales (2)........................        $ 373,734        $ 619,622         $ 841,007          $1,294,864        $1,535,629
Cost of goods sold and occupancy.....          316,832          535,189           694,925           1,009,143         1,182,828
                                             ---------        ---------         ---------          ----------        ----------
  Gross profit.......................           56,902           84,433           146,082             285,721           352,801
Selling, general and administrative
 expenses............................           48,075           66,945           109,160             209,014           289,379
Other charges........................                -                -                 -              11,003             7,602
                                             ---------        ---------         ---------          ----------        ----------
Income from operations...............            8,827           17,488            36,922              65,704            55,820
Interest expense - net...............           (5,891)          (4,061)           (6,554)             (7,609)          (12,087)
Other income (expense) - net.........             (953)           1,038                 -                   -
                                             ---------        ---------         ---------          ----------
Income before income taxes...........            1,983           14,465            30,368              58,095            43,733
Income tax expense...................              904            6,017            12,765              24,402            19,243
                                             ---------        ---------         ---------          ----------        ----------
Net income...........................        $   1,079        $   8,448         $  17,603          $   33,693        $   24,490
                                             =========        =========         =========          ==========        ==========
Net income per common share
  Basic..............................        $    0.19        $    0.74         $    1.11          $     1.18        $      .90
  Diluted............................        $    0.18        $    0.71         $    1.07          $     1.15        $      .89
Weighted average shares
 outstanding
  Basic..............................            5,774           11,430            15,832              28,502            27,328
  Diluted............................            5,972           11,904            19,970              33,007            27,437

                                         September 30,    September 28,     September 27,       September 26,     September 25,
                                             1995             1996             1997                1998              1999
                                         ------------     -------------     -------------       -------------     -------------
Balance Sheet Data:
Working capital......................        $ 25,316         $  95,670         $ 253,926          $  277,713        $  169,628
Total assets.........................         142,680           283,664           559,043             928,700           955,830
Short-term borrowings................          39,670            29,508                72               8,095            97,368
Long-term borrowings.................          11,130             7,635           115,200             125,125           123,898
Shareholders' equity.................          38,402           129,559           281,807             588,774           495,727

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

Results of Operations

     The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                                                         Fiscal Year Ended
                                                                      ----------------------------------------------------
                                                                        September 27,      September 26,      September 25,
                                                                            1997               1998               1999
                                                                      --------------     --------------     --------------
Net sales.........................................................             100.0%             100.0%             100.0%
Cost of goods sold and occupancy..................................              82.6               77.9               77.0
                                                                      --------------     --------------     --------------
Gross profit......................................................              17.4               22.1               23.0
Selling, general and administrative expenses......................              13.0               16.1               18.8
Other charges.....................................................               0.0                0.9                0.5
                                                                      --------------     --------------     --------------
Income from operations............................................               4.4                5.1                3.7
Interest expense - net............................................               0.8                0.6                0.8
                                                                      --------------     --------------     --------------
Income before income taxes........................................               3.6                4.5                2.9
Income taxes......................................................               1.5                1.9                1.3
                                                                      --------------     --------------     --------------
Net income........................................................               2.1%               2.6%               1.6%
                                                                      ==============     ==============     ==============

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

     For the year ended September 25, 1999, the Company recorded other charges totaling $7.6 million related to the resizing of our Distribution operations and costs incurred associated with the expiration of the Solaris Agreement. The resizing of our Distribution operations was made to reflect the fact that our sales volume of Solaris products in fiscal 2000 will be reduced from the volume in fiscal 1999 by an estimated $200-$250 million. In order to minimize the impact of this loss of revenue, the Company has initiated plans to close its distribution centers located in Visalia, California; McAlester, Oklahoma; and Albuquerque, New Mexico. Customers primarily serviced by these locations have been assigned to other Company facilities. Accordingly, the Company recorded charges totaling $2.8 million, which included a $1.5 million reduction in the carrying value of a building and certain facility assets which will no longer be used and are expected to be disposed of during fiscal 2000, $0.6 million for severance costs associated with a workforce reduction, $0.4 million for lease costs, property taxes and facilities maintenance costs to be paid by the Company during the periods subsequent to the termination of operations, and $0.3 million to write off certain inventory and supplies which were determined to be economically impractical to use at other Company facilities. These actions are expected to somewhat mitigate the impact of lost profits associated with the Solaris Agreement by reducing future selling, general and administrative expenses by approximately $2.3 million annually, partially beginning in fiscal 2000, to keep such costs in line with projected operating levels. Of the remaining $4.8 million in charges, $4.6 million was required to reduce the carrying value of inventory to be returned to Solaris to its estimated net realizable value, $0.1 million relates to a reserve established for estimated non-collectible amounts due from distributors involved in the Solaris program, and $0.1 relates to post-closure facility lease obligations of the Company's facility which warehoused only inventory received under the Solaris Agreement which was closed upon the expiration of the Agreement.

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

     For the year ended September 26, 1998, selling, general and administrative expenses increased by $99.8 million to $209.0 million from $109.2 million for the year ended September 27, 1997. Of the $99.8 million increase, approximately $91.9 million is attributable to newly acquired businesses. As a percentage of net sales, selling, general and administrative expenses increased from 13.0% in 1997 to 16.1% in 1998. This percentage increase relates to the Garden Products and Pet Products businesses acquired during fiscal 1998. These businesses have significantly higher operating costs as a percentage of sales than Distribution. Selling, general and administrative expenses as a percentage of net sales from existing operations decreased slightly from 13.0% for fiscal 1997 to 12.9% for fiscal year 1998. As branded products become a greater percentage of total sales, selling, general and administrative expense as a percentage of net sales should continue to increase.

     For the year ended September 26, 1998, the Company recorded other charges totaling $11.0 million. Of these charges, $6.7 million related to the closure of 11 of the Company's branch locations. Of the $6.7 million of exit-related costs, $4.1 million related to costs incurred during the close down process which were in excess of normal operation processes due to the fixed nature of certain costs. This level of expenditures is not expected to reoccur in the future once the Company has finalized its branch restructuring plan. These charges also included $1.0 million for severance costs associated with a workforce reduction, $0.7 million to write off certain inventory and supplies which were determined to be economically impractical to use at other Company facilities, $0.5 million for the disposal of improvements and equipment, and $0.4 million for lease costs, property taxes and facilities maintenance costs to be paid by the Company during the periods subsequent to the termination of operations. Of the 11 operations which were closed, seven were related to Distribution's pet supplies business; five in the Western U.S. and two in the Northeast market. The closure and consolidation of these operations into other existing branches was principally due to the acquisition of regional pet retailers by two major pet retailers, and in the Northeast market the decision by one major retailer to purchase a larger percentage of their products directly from manufacturers into its retail store locations or distribute these products through internal distribution centers. As a result of these actions, the overall market for the Company's pet supplies business in these geographic areas was reduced. The Company believes that the closure of these locations will enable it to serve its customer base more cost effectively. The closure of two of the Company's Southern California garden distribution branches was done in conjunction with the transfer of certain business previously shipped from the Company's Central California facility. The operations of these three branches were consolidated into a larger existing facility in Southern California. The Company believes that the move will reduce shipping costs within California while at the same time provide better service to its customers. The remaining branches which were closed related to the Company's vegetable seed distribution operation in Celaya, Mexico, and the consolidation of the Pennington Seed operation in Arkansas into the Company's branch in Arkansas. The Celaya branch was part of a larger acquisition made by the Company several years ago. Since the sale of vegetable seed has never been part of the Company's core business and revenues have remained modest with little growth potential, the Company elected to exit this business. These actions were expected to reduce the impact of lost profits associated with the loss of customers due to the above events by reducing future selling, general and administrative expenses by approximately $3.0 million annually to keep such costs in line with projected operating levels. These cost reductions were realized beginning in fiscal 1999. Of the remaining $4.3 million charge, $2.2 million relates to costs associated with professional and due diligence expenses principally related to a potential major acquisition that was not completed. The remaining $2.1 million relates to package design and product launch costs incurred pursuant to a test program initiated and completed in fiscal 1998 which are not expected to recur in future years.

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

     Contingency Plans. Central's Year 2000 plan includes contingency plans in the events that Central's computer systems experience unforeseen problems relating to the Year 2000 issue or any third parties who provide goods or services essential to Central's business fail to appropriately address their Year 2000 issues. These contingency plans include alternative electronic and manual means for placing and receiving orders, and alternative power supplies and communication lines, as well as having qualified computer professionals on 24-hour-a-day standby during the period from December 31, 1999 through January 4, 2000.

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

     The Company's businesses service two broad markets: lawn and garden and pet supplies. The pet supplies businesses basically deal with products that have a year round selling cycle with very little change quarter to quarter. As a result it is not necessary to carry large quantities of inventory to meet peak demands. Additionally, this level sales cycle eliminates the need for manufacturers to give extended credit terms to either distributors or retailers. On the other hand, the Company's garden distribution business is highly seasonal with approximately 70% of its sales occurring during the fiscal second and third quarters. For many manufacturers of garden products this seasonality requires them to move large quantities of their product well ahead of the peak selling periods. To encourage distributors to carry large amounts of inventory, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.

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

  Pet Products' financial results depend to a large extent on the cost of raw materials and the ability of Pet Products to pass along to its customers increases in these costs. In particular, our Kaytee subsidiary is exposed to fluctuation in market prices for commodity grains. Historically, market prices for commodity grains have fluctuated in response to a number of factors, including changes in United States government farm support programs, changes in international agricultural and trading policies and weather conditions during the growing and harvesting seasons. In the event of any increases in raw materials costs, Pet Products would be required to increase sales prices for its products in order to avoid margin deterioration. There can be no assurance as to the timing or extent of Pet Products' ability to implement future price adjustments in the event of increased raw material costs or as to whether any price increases implemented by Pet Products may affect the volumes of future shipments.

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

  Commodity Prices. Central is exposed to fluctuation in market prices for grains and grass seed. To mitigate risk associated with increases in market prices and commodity availability, Central enters into contracts for grains, bird seed and grass seed purchases. Such contracts are primarily entered into to ensure commodity availability to the Company in the future. As of September 25, 1999, the Company had entered into fixed seed purchase commitments for fiscal 2000 totaling approximately $63 million. A 10% change in the market price for grain and grass seed would result in an additional pretax gain or loss of $6.3 million related to the contracts noted above.

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

Item 8.  Financial Statements and Supplementary Data

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Central Garden & Pet Company

Independent Auditors' Report.....................................................................................       32

Consolidated Balance Sheets, September 25, 1999 and September 26, 1998...........................................       33

Consolidated Statements of Income for Fiscal Years Ended September 25, 1999,
September 26, 1998 and September 27, 1997........................................................................       34

Consolidated Statements of Shareholders' Equity for Fiscal Years Ended September 25, 1999
September 26, 1998 and September 27, 1997........................................................................       35

Consolidated Statements of Cash Flows for Fiscal Years Ended September 25, 1999,
September 26, 1998 and September 27, 1997........................................................................       36

Notes to Consolidated Financial Statements for Fiscal Years Ended September 25, 1999,
September 26, 1998 and September 27, 1997........................................................................       37

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

/s/ DELOITTE & TOUCHE LLP


December 20, 1999
San Francisco, California

                         CENTRAL GARDEN & PET COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                                           September 25,      September 26,
                                                                                               1999               1998
                                                                                           -------------      -------------
                                                                                                (dollars in thousands)
                                    ASSETS
Current assets:
 Cash and cash equivalents..............................................................   $    8,017         $   10,328
 Accounts receivable, less allowance for doubtful accounts of
  $6,143 and 6,458......................................................................      149,411            142,293
 Inventories............................................................................      240,207            292,809
 Inventories held for return to manufacturer............................................       75,887                 --
 Prepaid expenses and other assets......................................................       11,254             26,884
                                                                                           ----------         ----------
     Total current assets...............................................................      484,776            472,314
Land, buildings, improvements and equipment:
 Land...................................................................................        5,200              5,138
 Buildings and improvements.............................................................       38,969             37,929
 Transportation equipment...............................................................        5,842              5,873
 Machinery and warehouse equipment......................................................       47,354             41,319
 Office furniture and equipment.........................................................       32,081             21,928
                                                                                           ----------         ----------
     Total..............................................................................      129,446            112,187
 Less accumulated depreciation and amortization.........................................       35,267             25,805
                                                                                           ----------          ---------
     Land, buildings, improvements and equipment--net...................................       94,179             86,382
Goodwill................................................................................      346,488            339,430
Other assets............................................................................       30,387             30,574
                                                                                           ----------         ----------
     Total..............................................................................   $  955,830         $  928,700
                                                                                           ==========         ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable..........................................................................   $   95,883         $    6,956
 Accounts payable.......................................................................      188,113            153,739
 Accrued expenses.......................................................................       29,667             32,767
 Current portion of long-term debt......................................................        1,485              1,139
                                                                                           ----------         ----------
     Total current liabilities..........................................................      315,148            194,601
Long-term debt..........................................................................      123,898            125,125
Deferred income taxes and other long-term obligations...................................       21,057             20,200
Commitments and contingencies                                                                      --                 --
Shareholders' equity:
 Series A convertible preferred stock...................................................           --                 --
 Class B stock..........................................................................           16                 16
 Common stock...........................................................................          302                298
 Additional paid-in capital.............................................................      524,058            519,933
 Retained earnings......................................................................       94,474             69,984
 Restricted stock deferred compensation.................................................           --                (39)
 Treasury stock.........................................................................     (123,123)            (1,418)
                                                                                           ----------         ----------
     Total shareholders' equity.........................................................      495,727            588,774
                                                                                           ----------         ----------
     Total..............................................................................   $  955,830         $  928,700
                                                                                           ==========         ==========


                See notes to consolidated financial statements.

                         CENTRAL GARDEN & PET COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                         Fiscal Year Ended
                                                      -------------------------------------------------------
                                                        September 25,       September 26,      September 27,
                                                            1999                1998               1997
                                                      ---------------       -------------      --------------
                                                             (in thousands, except per share amounts)
Net sales..........................................   $     1,535,629       $   1,294,864      $     841,007

Cost of goods sold and occupancy...................         1,182,828           1,009,143            694,925
                                                      ---------------       -------------      --------------

   Gross profit....................................           352,801             285,721            146,082

Selling, general and administrative expenses.......           289,379             209,014            109,160

Other charges......................................             7,602              11,003                 --
                                                      ---------------       -------------      --------------

   Income from operations..........................            55,820              65,704             36,922

Interest expense...................................           (12,680)            (12,111)            (8,239)

Interest income....................................               593               4,502              1,685
                                                      ---------------       -------------      --------------

   Income before income taxes......................            43,733              58,095             30,368

Income taxes.......................................            19,243              24,402             12,765
                                                      ---------------       -------------      --------------

Net income.........................................   $        24,490       $      33,693      $      17,603
                                                      ===============       =============      =============

Net income per common share:

   Basic...........................................   $          0.90       $        1.18      $        1.11
                                                      ===============       =============      =============
   Diluted.........................................   $          0.89       $        1.15      $        1.07
                                                      ===============       =============      =============

Weighted average shares outstanding:

   Basic...........................................            27,328              28,502             15,832
                                                      ===============       =============      =============
   Diluted.........................................            27,437              33,007             19,970
                                                      ===============       =============      =============


                See notes to consolidated financial statements.

                          CENTRAL GARDEN & PET COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 Series A                                               Additional
                                               Convertible                                                Paid-in     Retained
                                             Preferred Stock      Class B Stock        Common Stock       Capital     Earnings
                                             ---------------      -------------        ------------       -------     --------
                                              Shares   Amount   Shares      Amount   Shares      Amount
                                              ------   ------   ------      ------   ------      ------
                                                                                                    (dollars in thousands)
Balance, September 29, 1996.............          100   $  --   1,933,575   $  19   12,562,521     $125   $111,228     $18,733
Amortization, restricted stock
 deferred compensation..................
Conversion of Class B stock
 into common stock......................                         (270,408)     (3)     270,408        3
Issuance of common stock................                                             6,310,396       63    141,571
Net income..............................                                                                                17,603
Preferred dividends paid................                                                                                   (45)
Redemption of stock warrant.............                                                                    (7,016)
                                             --------  ------   ---------   -----   ----------    -----   --------     -------

Balance, September 27, 1997.............          100      --   1,663,167      16   19,143,325      191    245,783      36,291

Amortization, restricted stock
 deferred compensation..................
Tax benefit from exercise of
 stock options..........................                                                                     2,566
Conversion of Class B stock
 into common stock......................                           (1,405)               1,405
Conversion of Class A preferred
 stock into common stock................         (100)     --                          100,000
Issuance of common stock................                                            10,473,800      107    271,584
Treasury stock purchases................
Net income..............................                                                                                33,693
                                             --------  ------   ---------   -----   ----------     ----    -------      ------

Balance, September 26, 1998.............           --      --   1,661,762      16   29,718,530      298    519,933      69,984

Amortization, restricted stock
 deferred compensation..................
Tax benefit from exercise of
 stock options..........................                                                                       120
Conversion of Class B stock
 into common stock......................                             (843)                 843
Issuance of common stock................                                               463,992        4      4,005
Treasury stock purchases................
Net income..............................                                                                    24,490
                                             --------  ------   ---------   -----   ----------    -----   --------     -------

Balance, September 25, 1999............            --   $  --   1,660,919   $  16   30,183,365     $302   $524,058     $94,474
                                             ========  ======   =========   =====   ==========    =====   ========     =======

                                               Restricted
                                                  Stock
                                                Deferred
                                              Compensation          Treasury Stock          Total
                                              ------------          --------------          -----
                                                                 Shares       Amount
                                                                 ------       ------
Balance, September 29, 1996..............          $(182)       (26,000)      $(364)      $129,559
Amortization, restricted stock
 deferred compensation...................             72                                        72
Conversion of Class B stock
 into common stock.......................                                                       --
Issuance of common stock.................                                                  141,634
Net income...............................                                                   17,603
Preferred dividends paid.................                                                      (45)
Redemption of stock warrant..............                                                   (7,016)
                                                    -----   ------------  ---------      ---------

Balance, September 27, 1997..............           (110)       (26,000)       (364)       281,807

Amortization, restricted stock
 deferred compensation...................             71                                        71
Tax benefit from exercise of
 stock options...........................
Conversion of Class B stock
 into common stock.......................
Conversion of Class A preferred
 stock into common stock.................
Issuance of common stock.................
Treasury stock purchases.................                       (46,000)     (1,054)        (1,054)
Net income...............................                                                   33,693
                                                    -----   ------------  ---------      ---------

Balance, September 26, 1998..............            (39)       (72,000)     (1,418)       588,774

Amortization, restricted stock
 deferred compensation...................             39                                        39
Tax benefit from exercise of
 stock options...........................                                                      120
Conversion of Class B stock
 into common stock.......................                                                       --
Issuance of common stock.................                                                    4,009
Treasury stock purchases.................                   (10,779,350)   (121,705)      (121,705)
Net income...............................                                                   24,490
                                                    -----  ------------   ---------      ---------

Balance, September 25, 1999..............           $   -   (10,851,350)  $(123,123)     $ 495,727
                                                    =====  ============   =========      =========

                          CENTRAL GARDEN & PET COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Fiscal Year Ended
                                                                           ----------------------------------------------
                                                                            September 25,   September 26,   September 27,
                                                                                 1999           1998             1997
                                                                           --------------  --------------   -------------
                                                                                            (in thousands)
Cash flows from operating activities:

 Net income  ............................................................       $  24,490       $  33,693       $  17,603
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization  ........................................          20,492          16,114           5,373
  Deferred income taxes  ................................................          (1,104)          5,918             983
  Loss (Gain) on sale of land, building and improvements  ...............             118            (107)             72
  Changes in assets and liabilities:
    Receivables  ........................................................          (5,882)          3,851          (7,107)
    Inventories  ........................................................         (20,001)         16,637         (20,830)
    Prepaid expenses and other assets  ..................................          16,008          (1,396)         (1,322)
    Accounts payable  ...................................................          33,896         (24,830)         18,853
    Accrued expenses  ...................................................          (6,364)        (22,374)         (3,413)
    Other long-term obligations  ........................................           1,960           3,324              --
                                                                                ---------       ---------       ---------
     Net cash provided by operating activities  .........................          63,613          30,830          10,212
                                                                                ---------       ---------       ---------
Cash flows from investing activities:
 Additions to land, buildings, improvements and equipment  ..............         (18,640)        (18,904)         (4,605)
 Payments to acquire companies, net of cash acquired  ...................         (14,091)       (219,892)        (96,793)
                                                                                ---------       ---------       ---------
     Net cash used by investing activities  .............................         (32,731)       (238,796)       (101,398)
                                                                                ---------       ---------       ---------
Cash flows from financing activities:
 Borrowings (repayments) of notes payable, net  .........................          87,398         (63,859)        (27,832)
 Payments on long-term debt  ............................................          (1,366)        (20,375)        (14,247)
 Payments to reacquire stock  ...........................................        (121,705)         (1,054)             --
 Payment to redeem warrant  .............................................              --              --          (7,016)
 Proceeds from issuance of long-term debt  ..............................              --              --         111,227
 Proceeds from issuance of stock  .......................................           2,480         203,457         127,952
 Preferred dividends paid  ..............................................              --              --             (45)
                                                                                ---------       ---------       ---------
     Net cash provided (used) by financing activities  ..................         (33,193)        118,169         190,039
                                                                                ---------       ---------       ---------
Net increase (decrease) in cash  ........................................          (2,311)        (89,797)         98,853
Cash at beginning of year  ..............................................          10,328         100,125           1,272
                                                                                ---------       ---------       ---------
Cash at end of year  ....................................................       $   8,017       $  10,328       $ 100,125
                                                                                =========       =========       =========
Supplemental information:
 Cash paid for interest  ................................................       $  11,275       $   8,216       $   7,049
 Cash paid for income taxes  ............................................          10,678          28,847          12,682
 Assets (excluding cash) acquired through purchase of subsidiaries  .....           4,907         222,710          58,280
 Liabilities assumed through purchase of subsidiaries  ..................           2,756         171,969          34,897

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

     Advertising Costs -- The Company expenses the costs of advertising as incurred. Advertising expenses were $14.6 million, $5.9 million and $2.0 million in fiscal 1999, 1998 and 1997, respectively.

     Other Charges --

     In fiscal 1999 and 1998, the Company recorded charges associated with the closure of certain facilities and the expiration of the Solaris Agreement.

     Summary of Other Charge Activity
     --------------------------------

                                                              Cash                     Non Cash
                                                 ----------------------------      --------------
                                                                                         Asset
                                                                                       Carrying
                                                                 Exit-Related            Value
                                                   Severance       and Other          Adjustments     Total
                                                 -------------   ------------      ---------------   -------
       Fiscal 1998 Other Charges                     $ 1.0          $ 8.2               $ 1.8         $11.0
       Severance paid                                 (1.0)
       Costs paid                                                    (7.3)
       Assets carrying value adjustments                                                 (1.8)
                                                 -------------   ------------      ---------------
       Reserve Balance September 26, 1998              0.0            0.9                 0.0

       Fiscal 1999 Other Charges                       0.6            0.5                 6.5         $ 7.6
       Severance paid                                 (0.2)
       Costs paid                                                    (0.3)
       Assets carrying value adjustments                                                 (6.5)
                                                 -------------   ------------      ---------------
       Balance September 25, 1999                    $ 0.4          $ 1.1               $ 0.0
                                                 =============   ============      ===============

The remaining balances for severance and exit-related and other costs are included in "Accounts Payable" and "Accrued expenses" as of September 25, 1999 and September 26, 1998."

     Fiscal 1999
     -----------

     In September 1999, the Company recorded other charges totaling $7.6 millio associated with the expiration of the Solaris Agreement, workforce reductions, facility closures, and charges to reduce the carrying value of a facility to be disposed of to its estimated fair value.

     Of the $7.6 million charge, $4.6 million was required to reduce the carrying value of inventory to be returned to Solaris to its estimated net realizable value. In addition, the Company established a $0.1 million reserve for estimated non-collectible amounts due from distributors involved in the Solaris program, and a $0.1 million charge for post-closure facility lease obligations of the Company's facility which warehoused only inventory received under the Solaris Agreement which was closed upon termination of the Solaris Agreement.

                         CENTRAL GARDEN & PET COMPANY

     The Company initiated a plan for closure of three distribution centers as well as a workforce reduction which is expected to be completed by the end of the second quarter of fiscal 2000. Also included in the $7.6 million charge is $1.6 million related to such closures and workforce reductions in the Distribution segment. As part of this plan, the Company recorded a severance charge of $0.6 million for workforce reductions. The severance charge relates to the termination of approximately 70 employees, primarily in the sales force and distribution centers and associated back-office functions. Severance for 51 employees was paid during fiscal 1999. Also related to such closures, a charge of $0.4 million was recorded for other exit-related costs, consisting primarily of lease costs, property and other facility costs required to be paid subsequent to the termination of operations. In addition, $0.3 million was required to write off the carrying value of certain facility assets which will no longer be used and are expected to be disposed of during the first half of fiscal 2000. The Company also recorded a charge of $0.3 million to reduce the carrying value of inventory to its estimated recoverable value which was determined to be economically impractical to utilize at other Company facilities. $0.9 million of the $1.6 million of other charges related to these closures and workforce reductions recorded in September 1999 is included in accrued expenses as of September 25, 1999. These costs will be paid primarily in fiscal 2000, with certain lease obligations to be paid in fiscal 2001.

     The Company initiated a plan to dispose of a building and certain facility assets in the Garden Products segment which have not operated at the level of profitability required by the Company. Also included in the $7.6 million charge is $1.2 million required to reduce the $3.0 million carrying value of the building which is expected to be sold during fiscal 2000 to its estimated net realizable value. The charge was based on the comparison of the net carrying cost of this facility and assets compared with current market values. The operations of this facility are included in the Company's operations for fiscal 1999, and resulted in a pretax loss of approximately $136,000.

     Fiscal 1998
     -----------

     In fiscal 1998, the Company recorded other charges totaling $11.0 million. These charges included approximately $6.7 million in exit-related costs related to the closure of 11 of the Company's branch locations in the Distribution segment, approximately $2.2 million in costs associated with professional and due diligence expenses principally related to a potential acquisition that was not completed, and $2.1 million associated with the development of a new product line. Of the $6.7 million of exit-related costs, $4.1 million related to costs incurred during the close down process which were in excess of normal operation processes due to the fixed nature of certain costs. This level of expenditures is not expected to reoccur in the future once the Company has finalized its branch restructuring plan. $2.1 million of the $6.7 million relates to severance and other exit-related costs, primarily for lease costs and property and other facility costs for which the Company was obligated after the facilities have been closed. The remaining $0.5 million relates to a loss associated with a facility which was no longer fits into the Company's business plan, and was sold during the year.

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

     Long-lived assets - The Company periodically reviews its long-lived assets, including goodwill, for potential impairment based on a review of projected undiscounted cash flows associated with these assets. Measurement of

                         CENTRAL GARDEN & PET COMPANY
impairment losses for long-lived assets that the Company expects to hold and use is based on the estimated fair value of the assets.

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

     Derivative Financial Instruments - The Company's policy generally is to use financial derivatives only to manage exposure to fluctuations in interest rates. The Company has entered into interest rate swap agreements to hedge certain interest rate risks which are accounted for using the settlement basis of accounting. Premiums paid on interest rate swap agreements are deferred and amortized to interest expense over the life of the underlying hedged instrument, or immediately if the underlying hedged instrument is settled. As interest rates change, the differential between the interest rate received and the interest rate paid under the interest rate swap arrangements is reflected in interest expense quarterly. No gains or losses are recorded for movements in the swaps' values during the terms of the respective agreements.

     Purchase commitments - Seed production and purchase agreements obligate the Company to make future purchases based on estimated yields. These contracts vary in their terms, a portion of which have fixed prices or quantities. At September, 25, 1999, estimated annual seed purchase commitments were $63 million for fiscal 2000, $16 million for fiscal 2001 and $11 million for fiscal 2002.

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

     In February 1997, the Company's wholly owned Kenlin Pet Supply subsidiary acquired the pet supplies business of Country Pet Supply, N.W., Inc., a distributor of pet supply and pet food products. In March 1997, the Company acquired a 33.3% equity interest in Commerce LLC, a distributor of lawn and garden products, which is being accounted for under the equity method. In May 1997, the Company acquired Ezell Nursery Supply, Inc., a distributor of lawn and garden, barbecue and patio products. The purchase price for these three acquisitions totaled $24 million, including the issuance of 193,104 shares of common stock at a value of $4 million. The purchase price exceeded the fair market value of net assets acquired by $18 million which was recorded as goodwill and is being amortized on a straight-line basis over 40 years.

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

Fiscal 1998

     In December 1997, the Company acquired Kaytee Products Incorporate ("Kaytee"), one of the nation's largest manufacturers of bird and small animal food. Under the terms of the agreement, the Company paid approximately $50 million. An additional payment of $3 million based on future sales was recorded in fiscal 1999 as a liability and an increase to the goodwill associated with the acquisition. Such amount remained outstanding as of September 25, 1999 and is expected to be paid during the Company's second quarter of fiscal 2000. The purchase price of Kaytee exceeded the fair value of net assets acquired by approximately $49 million which was recorded as goodwill and is being amortized on a straight-line basis over 40 years.

     In December 1997, the Company acquired TFH Publications, Inc. ("TFH"), a manufacturer of premium dog chews and the largest producer of pet books in the U.S. Under the terms of the agreement, the Company paid approximately $71 million in cash, and will pay $13 million in cash for the stock of a related company over the next four years, subject to adjustment. Additional payments of $35.65 million based on TFH achieving certain earnings targets over two and five-year periods would be due in April 2000 and 2003 to the former shareholders of TFH and the related company. Such amounts, if paid, would increase the goodwill associated with the acquisition. The purchase price of TFH exceeded the fair value of net assets acquired by approximately $82 million, which was recorded as goodwill and is being amortized on a straight-line basis over 40 years.

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

                         CENTRAL GARDEN & PET COMPANY

Fiscal 1999

     In January 1999, the Company acquired Norcal Pottery Products, Inc. ("Norcal"), an importer and distributor of lawn and garden pottery products. Under the terms of the agreement, the Company paid approximately $14 million in cash and 115,634 shares of common stock at a value of approximately $2 million. The purchase price exceeded the fair market value of net assets acquired by approximately $12 million, which was recorded as goodwill and is being amortized on a straight-line basis over 40 years. The fair value of net assets acquired is based on preliminary estimates which are subject to change.

     The fiscal 1999, 1998 and 1997 acquisitions have been accounted for under the purchase method and have been included in the Company's consolidated statements of income from date of acquisition. The value of stock issued in relation to the above acquisitions has been determined by using the average daily closing market price of the Company's stock prior to the closing of such acquisitions.

     Unaudited Pro Forma Results of Operations -- The following table summarizes on a pro forma basis the combined results of operations of the Company and its subsidiaries for fiscal years 1999 and 1998 as if the fiscal year 1999 and 1998 acquisitions were made on September 28, 1997. The pro forma results of operations also reflect pro forma adjustments for stock issued to facilitate the acquisitions, adjustments to conform inventory methods and facilities costs, for the amortization of goodwill and additional interest expense which would have been incurred. Although this pro forma combined information includes the results of operations of the acquisitions, it does not necessarily reflect the results of operations that would have occurred had the acquisitions been managed by the Company prior to their acquisition.

                                                                   Fiscal Year Ended
                                                     ----------------------------------------------
                                                          September 25,          September 26,
                                                              1999                   1998
                                                     --------------------     ---------------------
                                                                        (Unaudited)
                                                                   (In thousands, except
                                                                     per share amounts)
Net sales...........................................      $1,538,816                $1,419,192
Gross profit........................................         354,091                   325,475
Income from operations..............................          54,804                    66,682
Income before taxes.................................          42,605                    54,407
Net income..........................................          23,859                    31,556

Net income per share:
  Basic.............................................      $     0.87                $     1.08
  Diluted...........................................      $     0.87                $     1.06

Weighted average common shares outstanding:
  Basic.............................................          27,357                    29,343
  Diluted...........................................          27,466                    29,741

                         CENTRAL GARDEN & PET COMPANY

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

     The Company also has available through its Pennington subsidiary a $60,000,000 line of credit. As of September 25, 1999 and September 26, 1998, the Company had $20,103,000 and $0, respectively, of borrowings under this line of credit facility. Interest related to this line is based on a rate either equal to the prime rate or LIBOR plus .875%, at the Company's option. The line of credit contains certain restrictive financial covenants. The Company was in compliance with such covenants at September 25, 1999 and September 26, 1998.

     Pennington has entered into interest rate swap agreements to limit the effect of increases in the interest rates on any variable rate debt. As interest rates change, the differential between the interest rate received and the interest rate paid under the interest rate swap arrangements is reflected in interest expense quarterly. During 1996, Pennington entered into swap agreements expiring in November 1999 and November 2000, with an aggregate notional amount of $9.0 million. The effect of these agreements is that the Company exchanged variable rate interest payments for fixed rate payments at 8.745% on $3.0 million and 7.325% on $6.0 million of Pennington's line of credit. As a result of these swap agreements, interest expense was increased by approximately $155,000 in 1999 and $111,000 in 1998. The fair value of the interest rate swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges. The estimated fair value of the interest rate

                         CENTRAL GARDEN & PET COMPANY
swap agreements, based on current market rates, approximated a net payable of $76,000 at September 25, 1999 and $188,000 at September 26, 1998.

5. Long-Term Debt

Long-term debt consists of the following:

                                                                                              September 25,  September 26,
                                                                                                  1999           1998
                                                                                               ------------  -------------
                                                                                                     (in thousands)
          Convertible subordinated notes, interest at 6% payable semi-annually, principal due 2003; convertible at the option of the holder into shares of common stock of the Company, at any time prior to redemption or maturity, at a conversion price of $28.00 per share (equal to a conversion
           rate of 35.7143 shares per $1,000 principal amount of notes)  ......................    $115,000       $115,000
          Industrial development revenue bonds due in annual sinking fund installments of $305,000 to $310,000 through July 2010, bearing interest at floating rates,
           secured by an unconditional letter of credit  ......................................       3,390          3,695
          Industrial development revenue bonds due in annual sinking fund installments of $300,000 through December 2005, bearing interest at floating rates,
           secured by an unconditional letter of credit  ......................................       2,100          2,400
          Mortgage note payable to bank, interest based on a formula (7.0% at
           September 25, 1999), principal and interest due in monthly installments
           through March 2012  ................................................................       1,703          1,785
          Industrial development revenue bonds due in annual sinking fund installments ranging from $130,000 to $195,000 through July 2005, bearing interest at
           floating rates, secured by an unconditional letter of credit  ......................       1,105          1,295
          Mortgage note payable to bank, interest based on a formula (6.8% at
           September 25, 1999), principal and interest due in monthly installments
           through December 2019  .............................................................       1,017          1,038
          Industrial development revenue bonds due in quarterly sinking fund installments of $30,000, with a final principal installment of $90,000 due
           March 2004, bearing interest at floating rates, secured by an unconditional
           letter of credit  ..................................................................         600            720
          Note payable to a former owner of an acquired company, interest at 10%,
           payable quarterly, principal due 2000  .............................................         200            200
          Other notes payable  ................................................................         268            131
                                                                                                   --------       --------
            Total..............................................................................     125,383        126,264
          Less current portion of long-term debt...............................................       1,485          1,139
                                                                                                   --------       --------
               Total  .........................................................................    $123,898       $125,125
                                                                                                   ========       ========

     Principal repayments on long-term debt are scheduled as follows:

                                                                                                              (in thousands)
Fiscal year:
          2000..............................................................................................     $  1,485
          2001..............................................................................................        1,042
          2002..............................................................................................        1,052
          2003..............................................................................................      116,062
          2004..............................................................................................        1,073
          Thereafter........................................................................................        4,669
                                                                                                                 --------
            Total...........................................................................................     $125,383

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

     Aggregate minimum annual payments on noncancelable operating leases at September 25, 1999 are as follows:

                                                           thousands)
     Fiscal year:
        2000..............................................    $18,870
        2001..............................................     17,086
        2002..............................................     14,106
        2003..............................................      9,707
        2004..............................................      7,789
        Thereafter........................................      5,840
                                                              -------
            Total.........................................    $73,398
                                                              =======

7. Income Taxes

     The provision for income taxes consists of the following:

                                                                    Fiscal Year Ended
                                                 ------------------------------------------------------
                                                 September 25,        September 26,        September 27,
                                                    1999                 1998                  1997
                                                 -------------        -------------        -------------
     Current:

       Federal................................   $  16,796             $  15,277             $   9,578
       State..................................       3,551                 3,207                 2,204
                                                 ---------             ---------             ---------
     Total....................................      20,347                18,484                11,782

     Deferred.................................      (1,104)                5,918                   983
                                                 ---------             ---------             ---------
           Total..............................   $ $19,243             $  24,402             $  12,765
                                                 =========             =========             =========

     A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate is as follows:

                                                                                     Fiscal Year Ended
                                                                   ------------------------------------------------------
                                                                   September 25,        September 26,       September 27,
                                                                       1999                 1998                 1997
                                                                   -------------        -------------       -------------
  Statutory rate................................................         35%                  35%                 35%
  State income taxes, net of federal benefit....................          5                    5                   5
  Nondeductible expenses........................................          5                    6                   6
  Other.........................................................         (1)                  (4)                 (4)
                                                                       ----                 ----                ----
  Effective tax rate............................................         44%                  42%                 42%
                                                                       ====                 ====                ====

                         CENTRAL GARDEN & PET COMPANY

     Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                                 September 25, 1999          September 26, 1998
                                                          --------------------------------------------------------
                                                              Deferred       Deferred      Deferred     Deferred
                                                                Tax            Tax            Tax          Tax
                                                               Assets      Liabilities      Assets     Liabilities
                                                            ------------  -------------   -----------  -----------
Current:                                                                  (in thousands)
  Allowance for doubtful accounts receivable..............  $      1,131                   $    1,213
  Inventory reserves......................................         3,318                          246
  Prepaid expenses........................................                  $     1,810                  $     473
  Nondeductible reserves..................................         2,708                        1,001
  State taxes.............................................           419
  Other...................................................             4                          172
                                                            ------------                   ----------
Current                                                            7,580          1,810         2,632          473
Noncurrent:
  Depreciation and amortization...........................                        8,970                      5,137
  Joint venture income....................................                          626                        822
  Nondeductible reserves..................................           920                          904
  Other...................................................           147                                       967
                                                            ------------                                 ---------
Noncurrent................................................         1,067          9,596           904        6,926
                                                            ------------    -----------    ----------    ---------
     Total................................................  $      8,647    $    11,406    $    3,536    $   7,399
                                                            ============    ===========    ==========    =========

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

     The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1999, fiscal 1998, and fiscal 1997 awards had been amortized to expense in the consolidated financial statements over the vesting period of the awards, pro forma net earnings would have been as follows:

                                                           Fiscal Year Ended
                                    ----------------------------------------------------------------
                                     September 25, 1999    September 26, 1998    September 27, 1997
                                    ------------------- --------------------- ----------------------
Pro forma net earnings............       $20,849,000          $31,398,000           $15,444,000
Net earnings per common share:
  Basic...........................       $      0.76          $      1.10           $      0.98
  Diluted.........................       $      0.76          $      1.08           $      0.94

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

                         CENTRAL GARDEN & PET COMPANY

     Option activity under the Plan is as follows:

                                                                                        Weighted
                                                                Number of                Average
                                                                 Options             Exercise Price
                                                                 -------             --------------

Balance September 29, 1996                                        876,535               $    8.64

Granted  (weighted average fair value of $10.65)                  660,402                   18.26
Exercised                                                         (72,918)                   3.15
Cancelled                                                         (16,129)                   9.25
                                                                ---------

Balance at September 27, 1997                                   1,447,890                   13.38

Granted  (weighted average fair value of $13.32)                  918,224                   21.75
Exercised                                                        (215,297)                   5.28
Cancelled                                                         (35,264)                  14.84
                                                                ---------

Balance at September 26, 1998                                   2,115,553                   17.83

Granted (weighted average fair value of $7.26)                  1,929,224                   13.45
Exercised                                                        (159,867)                   4.36
Cancelled                                                        (974,915)                  22.85
                                                                ---------

Balance at September 25, 1999                                   2,909,995                   14.35
                                                                =========

Exercisable at September 26, 1998                                 265,474                    9.14
Exercisable at September 25, 1999                                 467,651                   15.04


                              Options Outstanding                                       Options Exercisable
                               September 25, 1999                                       September 25, 1999
-------------------------------------------------------------------                   -------------------------
                                            Weighted
                                            Average        Weighted                                    Weighted
        Range             Number of        Remaining       Average                      Number         Average
     of Exercise           Options        Contractual      Exercise                   Of Options       Exercise
       Prices            Outstanding      Life (Years)      Price                     Exercisable       Price
-----------------------  -----------      ------------     --------                   -----------      --------

$  1.30 - $  4.99             94,237               3.6     $   2.18                        56,151      $   2.49
   5.00 -    9.99             55,650               1.1         6.83                        30,150          5.25
  10.00 -   14.99          2,099,100               2.6        13.59                       170,950         14.35
  15.00 -   19.99            328,534               3.5        16.42                        65,400         16.59
  20.00 -   24.99            300,000               3.3        21.13                       120,000         21.13
  25.00 -   33.94             32,474               2.8        27.48                        25,000         26.50
                           ---------                                                      -------

$  1.30 - $ 33.94          2,909,995               2.8     $  14.35                       467,651      $  15.04
                           =========                                                      =======      ========

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

                         CENTRAL GARDEN & PET COMPANY

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

9. Earnings Per-Share

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per-share (EPS) computations:

                                    Fiscal Year Ended               Fiscal Year Ended               Fiscal Year Ended
                                    September 25, 1999             September 26, 1998              September 27, 1997
                                 -----------------------------------------------------------------------------------------
                                                            (dollars and shares in thousands)
                                                     Per                               Per                           Per
                                  Income   Shares   Share     Income       Shares     Share      Income    Shares   Share
                                 --------  ------   -----   -----------  ----------  --------   ---------  ------   ------
Basic EPS:
 Net income..................... $ 24,490                      $ 33,693                         $ 17,603
 Stock dividend payment.........                                                                     (45)
Net income available to          --------                      --------                         --------
 common stock...................   24,490  27,328   $ 0.90       33,693      28,502  $   1.18     17,558   15,832   $ 1.11
                                                    ======                           ========                       ======
Effect of dilutive securities:
 Options to purchase
  common stock..................              109                               324                           473
 Convertible notes..............                                  4,314       4,107                3,730    3,565
 Series A convertible
  Preferred stock...............                                                 74                           100

Diluted EPS:
 Net income attributed to        --------  ------              --------     -------             --------   ------
  common shareholders........... $ 24,490  27,437   $ 0.89     $ 38,007      33,007  $   1.15   $ 21,288   19,970   $ 1.07
                                 ========  ======   ======     ========     =======  ========   ========   ======   ======

                         CENTRAL GARDEN & PET COMPANY

10. Transactions with Related Parties

    The Company leased certain warehouse facilities and equipment from related entities which had been controlled by the Company's principal shareholder. Rental expense under these leases totaled $156,000 annually in fiscal years 1998, and 1997, respectively, and $99,000 in fiscal 1999. During fiscal year 1999, the Company's principal shareholder disposed of these assets.

    During fiscal 1999 and 1998, subsidiaries of the Company purchased $1.5 million and $1.4 million, respectively, of products from Bio Plus, Inc., a company that produces granular peanut hulls. As of September 25, 1999, the Company owed Bio Plus, Inc. $15,392 for such purchases. Such amounts were included in accounts payable as of that date. A director and executive officer of the Company is a minority shareholder and a director of Bio Plus, Inc.

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

                                                                        1999                     1998                     1997
                                                                        ----                     ----                     ----
Net Sales
 Distribution                                                        $  972,670              $  887,479                 $ 791,917
 Garden Products                                                        380,777                 239,796                    12,964
 Pet Products                                                           236,336                 197,149                    47,066
 Corporate, eliminations and all other                                  (54,154)                (29,560)                  (10,940)
                                                                  -------------           -------------             -------------
Total Net Sales                                                      $1,535,629              $1,294,864                 $ 841,007
                                                                  =============           =============             =============
Intersegment Sales
 Distribution                                                                 -              $      273                 $     641
 Garden Products                                                     $   20,679                  16,032                     5,422
 Pet Products                                                            34,599                  14,789                     5,160
 Corporate, eliminations and all other                                  (55,278)                (31,094)                  (11,223)
                                                                  -------------           -------------             -------------
Total Intersegment Sales                                             $        -              $        -                 $       -
                                                                  =============           =============             =============
Income from operations
 Distribution                                                        $   16,333              $   31,553                 $  27,112
 Garden Products                                                         40,640                  26,241                     1,100
 Pet Products                                                            27,056                  23,677                    12,931
 Corporate, eliminations and all other                                  (28,209)                (15,767)                   (4,221)
                                                                  -------------           -------------             -------------
Total Income from operations                                         $   55,820              $   65,704                 $  36,922

 Interest expense                                                       (12,087)                 (7,609)                   (6,554)
 Income taxes                                                           (19,243)                (24,402)                  (12,765)
                                                                  -------------           -------------             -------------
Net Income                                                           $   24,490              $   33,693                 $  17,603
                                                                  =============           =============             =============
Assets
 Distribution                                                        $  216,981              $  198,641                 $ 206,103
 Garden Products                                                        179,953                 118,846                     5,882
 Pet Products                                                            99,583                  83,812                    54,009
 Corporate, eliminations and all other                                  459,313                 527,401                   293,049
                                                                  -------------           -------------             -------------
Total Assets                                                         $  955,830              $  928,700                 $ 559,043
                                                                  =============           =============             =============
Depreciation and amortization
 Distribution                                                        $    3,137              $    1,543                 $   2,260
 Garden Products                                                          3,404                   2,522                       100
 Pet Products                                                             4,225                   3,391                       256
 Corporate, eliminations and all other                                    9,726                   8,658                     2,757
                                                                  -------------           -------------             -------------
Total Depreciation and amortization                                  $   20,492              $   16,114                 $   5,373
                                                                  =============           =============             =============
Expenditures for long-lived Assets
 Distribution                                                        $    7,730              $    3,291                 $   1,806
 Garden Products                                                          1,548                   5,870                       875
 Pet Products                                                             8,456                   8,707                     1,127
 Corporate, eliminations and all other                                      906                   1,036                       797
                                                                  -------------           -------------             -------------
Total Expenditures for long-lived Assets                             $   18,640              $   18,904                 $   4,605
                                                                  =============           =============             =============

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

                 Consolidated Statements of Shareholders' Equity

                 Consolidated Statements of Cash Flows

                 Notes to Consolidated Financial Statements

     (2) Supplementary Consolidated Financial Statement Schedule as of and for the fiscal years ended September 25, 1999, September 26, 1998 and September 27, 1997:

            Independent Auditors' Report on Supplementary Consolidated Financial Statement Schedule

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

  Date:  October 25, 2000

                                             CENTRAL GARDEN & PET COMPANY




                                             By /s/ William E. Brown
                                             --------------------------------
                                                    William E. Brown
                                                    Chairman of the Board

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

/s/DELOITTE & TOUCHE LLP

San Francisco, California
December 20, 1999

                                  SCHEDULE II


                         CENTRAL GARDEN & PET COMPANY


                       VALUATION AND QUALIFYING ACCOUNTS
           As of and for the Fiscal Years Ended September 25, 1999,
                   September 26, 1998 and September 27, 1997

             Column A                                      Column B            Column C            Column D     Column E
             --------                                      --------            --------            --------     --------
                                                                                Additions
                                                                        -----------------------
                                                          Balances at   Charged to   Charged to                 Balances at
                                                           Beginning    Costs and       Other                     End of
             Description                                   of Period     Expenses     Accounts     Deductions     Period
             -----------                                  -----------   ----------   ----------   ------------  -----------
AMOUNTS DEDUCTED FROM ASSETS TO
WHICH THEY APPLY:
Year ended September 27, 1997
  Allowance for doubtful accounts receivable............     5,278        1,950         450(1)       2,474          5,204
Year ended September 26, 1998
  Allowance for doubtful accounts receivable............     5,204        2,138       3,266(1)       4,150          6,458
Year ended September 25, 1999
  Allowance for doubtful accounts receivable............     6,458        4,909           -          5,224          6,143

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

 10.2       Amendment to Lease between Central Garden & Pet and Road 80 Investors dated as of May 29, 1998
            (Incorporated by reference from Exhibit 10.2 to the Company's Form 10-K for the fiscal year ended
            September 26, 1998).

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

 10.8       Forms of Restricted Stock Grant Agreements (Incorporated by reference from Exhibit 10.35 to
            Registration Statement No. 33-48070).

 10.9       1993 Omnibus Equity Incentive Plan, as amended (Incorporated by reference to Exhibits 4.1 to the
            Company's Registration Statements Nos. 33-7236, 33-89216, 333-1238 and 333-41931).

Exhibit
Number                                                    Exhibit
-------                                                   -------
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

 10.18      Nonemployee Director Stock Option Plan (Incorporated by reference to Exhibit 4.1 of Registration
            Statement No. 333-09865).

 10.19      Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 of Registration Statement
            No. 333-26387).

 10.20      Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and
            Brooks Pennington III (Incorporated by reference from Exhibit 10.20 to the Company's Form 10-K/A for the fiscal year ended September 26, 1998).

 12         Statement re Computation of Ratios of Earnings to Fixed Charges +

 21         List of Subsidiaries +

 23         Independent Auditors' Consent

 27         Financial Data Schedule

____________________

  +  Previously filed.