Form 10-Q/A
period 1999-12-25
CENTRAL GARDEN & PET COMPANY
filed 2000-10-26
CIK 887733

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10Q/A
                               (Amendment No. 1)

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1034

For the quarterly period ended           December 25, 1999
                              --------------------------------------------------

                                                or

[_] TRANSITION REPORT PURSUANT OF SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to__________________________

Commission File Number:                          0 - 20242
                       ---------------------------------------------------------

                         CENTRAL GARDEN & PET COMPANY
-------------------------------------------------------------------------------

         Delaware                                    68-0275553
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
                                                   =============   ============


           See notes to condensed consolidated financial statements

                         CENTRAL GARDEN & PET COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                Three Months Ended
                                                                          December 26,       December 25,
                                                                             1998                1999
                                                                          -----------        -------------
Cash Flows From Operating Activities:
  Net Loss                                                                $      (435)       $    (6,475)
  Adjustments to reconcile net income to net cash
        provided (used) in operating activities:
     Depreciation and amortization                                              5,112              5,665
     Change in assets and liabilities:
       Receivables                                                              9,143             37,834
       Inventories                                                           (117,633)           (61,238)
       Prepaid expenses and other  assets                                       2,157             (1,094)
       Accounts payable                                                       106,910             10,245
       Accrued expenses and other liabilities                                   1,012             (8,951)
                                                                          -----------        -----------

        Net cash provided (used) in operating activities                        6,266            (24,014)


Cash Flows From Investing Activities:
  Additions to land, buildings, improvements and equipment                     (5,393)            (4,789)
  Payments to acquire companies, net of cash acquired                         (13,275)           (21,000)
                                                                          -----------        -----------

        Net cash used in investing activities                                 (18,668)           (25,789)


Cash Flows From Financing Activities:
  Proceeds from notes payable - net                                            31,725             69,929
  Repayments of long-term debt                                                   (358)               (52)
  Proceeds from issuance of stock - net                                           253                 25
  Payments to reacquire stock                                                 (26,655)           (18,595)
                                                                          -----------        -----------

    Net cash provided by financing activities                                   4,965             51,307


Net Increase (Decrease) in Cash                                                (7,437)             1,504

Cash at Beginning of Period                                                    10,328              8,017
                                                                          -----------        -----------
Cash at End of Period                                                     $     2,891        $     9,521
                                                                          ===========        ===========

Supplemental Information
   Cash paid for interest                                                 $       288        $     2,380
   Cash paid for income taxes                                                      42                 75
   Assets (excluding cash) acquired through purchase
      of subsidiaries                                                               -              3,900
   Liabilities assumed through the purchase of subsidiaries                         -              2,263


           See notes to condensed consolidated financial statements

                         CENTRAL GARDEN & PET COMPANY

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                  (Unaudited)
                     (In thousands, except share amounts)



                                                        Three Months Ended
                                                  December 26,    December 25,
                                                     1998            1999
                                                 -------------   -------------


Net sales                                        $    228,021    $    218,618
Cost of goods sold and occupancy                      171,540         160,362
                                                 ------------    ------------

   Gross profit                                        56,481          58,256

Selling, general and administrative expenses           54,891          65,509
                                                 ------------    ------------
   Income (loss) from operations                        1,590          (7,253)

Interest expense                                       (2,454)         (4,476)

Interest income                                           113             166
                                                 ------------    ------------
Loss before income taxes                                 (751)        (11,563)

Income taxes                                             (316)         (5,088)

                                                 ------------    ------------

   Net loss                                      $       (435)   $     (6,475)
                                                 ============    ============

Net loss per common share outstanding
   Basic and Diluted                             $      (0.01)   $      (0.33)
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

         It is suggested that the interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company's 1999 Annual Report which has previously been filed with the Securities and Exchange Commission.

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

4.       Recent Acquisitions
         -------------------

         During December 1999, the Company's Pennington subsidiary acquired Unicorn Laboratories and acquired a 40% equity stake in Cedar Works for approximately $21.0 million in cash. Unicorn is a private label and branded manufacturer to the U.S. animal health and lawn and garden industries with annual sales of approximately $15 million in 1999, and currently has approximately 25 employees. Cedar Works is a manufacturer of bird feeders with annual sales of approximately $23 million in 1999, and currently has approximately 225 employees. The acquisitions have been accounted for under the purchase method, and the resulting goodwill will be amortized on a straight-line basis over 40 years. The operations of these entities have been included in the Company's results of operations since their respective acquisition dates in December 1999.

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
                                             ==============       =============

6.       Other Charges
         -------------

         In September 1999, the Company recorded Other charges totaling $7.6 million associated with the expiration of the Solaris Agreement, workforce reductions and facility closures in the Company's Distribution operations. During the three months ended December 25, 1999, the Company closed three distribution centers identified in the September 2000 closure plan, completed the associated workforce reductions, and paid all remaining severance amounts accrued as of September 25, 1999. $.5 million is remaining in accrued expenses as of December 25, 1999 associated with lease costs, property taxes and other facility costs.

         During the fourth quarter of fiscal 1998, the Company recorded other charges totaling $11.0 million associated with facility closures costs associated with professional and due diligence expenses principally associated to a potential major acquisition that was not completed and package and design costs incurred pursuant to a test program initiated and completed in fiscal 1998. $0.5 million is remaining in accrued expenses as of December 25, 1999 associated with lease costs, property taxes and facility maintenance costs.

         The remaining accruals will be required to be paid through the expiration of the leases on these closed distribution centers.

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

Average short-term borrowings for the quarter ended December 25, 1999 were $138.5 million compared with $14.0 million for the quarter ended December 26, 1998. The average short-term interest rates for the quarter ended December 25, 1999 and December 26, 1998 were 7.4% and 8.2%, respectively. The Company's effective income tax rate for the quarter ended December 25, 1999 was 44% compared with 42% for the quarter ended December 26, 1998. The increase in the effective tax rate results principally from non-deductible goodwill expense being a higher percentage of taxable income than was the case in the quarter ended December 26, 1998.

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

ITEM 3.   Defaults Upon Senior Securities
          Not Applicable

ITEM 4.   Submission of Matter to a Vote of Securities Holders
          Not Applicable

ITEM 5.   Other Information
          Not Applicable

ITEM 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits

          Exhibit
          Number        Exhibit
          -------       ------
            27          Financial Data Schedule.


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


                              Dated: October 25, 2000


                              --------------------------------------------
                              William E. Brown, Chairman of the Board
                              and Chief Executive Officer


                              /s/ Lee D. Hines, Jr.
                              --------------------------------------------
                              Lee D. Hines, Jr. Chief Financial Officer