Form 10-Q/A
period 2000-03-25
CENTRAL GARDEN & PET COMPANY
filed 2000-10-26
CIK 887733

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

            See notes to condensed consolidated financial statements

                          CENTRAL GARDEN & PET COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)
                      (In thousands, except share amounts)


                                                         Six Months Ended                   Three Months Ended
                                                    March 27,        March 25,        March 27,          March 25,
                                                      1999             2000             1999               2000
                                                   ----------       ----------        ---------          ---------
Net sales                                          $ 675,126        $ 601,534         $ 447,105          $ 382,916
Cost of goods sold and occupancy                     516,385          444,528           344,845            284,166
                                                   ---------        ---------         ---------          ---------

   Gross profit                                      158,741          157,006           102,260             98,750

Selling, general and administrative expenses         127,259          136,693            72,367             71,184
                                                   ---------        ---------         ---------          ---------

   Income from operations                             31,482           20,313            29,893             27,566

Interest expense                                      (5,785)         (10,615)           (3,331)            (6,139)

Interest income                                          360              337               247                171
                                                   ---------        ---------         ---------          ---------

Income before income taxes                            26,057           10,035            26,809             21,598

Income taxes                                          10,944            4,415            11,260              9,503
                                                   ---------        ---------         ---------          ---------

   Net Income                                      $  15,113        $   5,620         $  15,549          $  12,095
                                                   =========        =========         =========          =========

Net Income per Share

   Basic                                           $    0.51        $    0.30         $    0.55          $    0.65
                                                   =========        =========         =========          =========

   Diluted                                         $    0.50        $    0.29         $    0.51          $    0.58
                                                   =========        =========         =========          =========

Weighted average shares outstanding
   Basic                                              29,851           18,981            28,475             18,572
                                                   =========        =========         =========          =========

   Diluted                                            34,259           19,064            32,833             22,769
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


                                               Three Months Ended                    Six Months Ended
                                       March 27, 1999     March 25, 2000     March 27, 1999     March 25, 2000
Net sales
 Distribution                               $ 280,898          $ 200,426          $ 409,686          $ 307,126
 Garden Products                              120,367            135,067            175,374            196,665
 Pet Products                                  62,712             67,245            117,297            127,234
 Corporate, eliminations
    and all other                             (16,872)           (19,822)           (27,231)           (29,491)
                                            ---------          ---------          ---------          ---------
 Total net sales                            $ 447,105          $ 382,916          $ 675,126          $ 601,534
                                            =========          =========          =========          =========

Intersegment sales
 Garden Products                            $   9,541          $  13,984          $  13,231          $  17,604
 Pet Products                                   7,912              5,810             14,056             11,361
 Corporate, eliminations
    and all other                                (581)                28                (56)               526
                                            ---------          ---------          ---------          ---------
 Total intersegment sales                   $  16,872          $  19,822          $  27,231          $  29,491
                                            =========          =========          =========          =========

Income (loss) from operations
 Distribution                               $   7,703          $   4,661          $   4,786          $  (2,360)
 Garden Products                               19,298             20,499             21,907             24,720
 Pet Products                                   9,170             10,535             14,674             15,322
 Corporate, eliminations
    and all other                              (6,278)            (8,129)            (9,885)           (17,369)
                                            ---------          ---------          ---------          ---------
 Income from operations                        29,893             27,566             31,482             20,313
 Interest expense                               3,084              5,968              5,425             10,278
 Income taxes                                  11,260              9,503             10,944              4,415
                                            ---------          ---------          ---------          ---------
 Net income                                 $  15,549          $  12,095          $  15,113          $   5,620
                                            =========          =========          =========          =========

Depreciation and amortization
 Distribution                               $     750          $   1,165          $   1,652          $   2,274
 Garden Products                                  626                818              1,486              1,804
 Pet Products                                     921              1,213              1,879              2,357
 Corporate, eliminations and all other          2,286              2,548              4,678              4,974
                                            ---------          ---------          ---------          ---------
 Total depreciation and amortization        $   4,583          $   5,744          $   9,695          $  11,409
                                            =========          =========          =========          =========

Expenditures for long-lived assets
 Distribution                               $   2,102          $     617          $   3,544          $   1,680
 Garden Products                                1,266                736              2,433              2,697
 Pet Products                                   2,408              1,595              3,743              3,337
 Corporate, eliminations and all other             13                 19              1,462                 42
                                            ---------          ---------          ---------          ---------
 Total expenditures for long-lived assets   $   5,789          $   2,967          $  11,182          $   7,756
                                            =========          =========          =========          =========

                                        September 25, 1999       March 25, 2000
                                        ------------------       --------------

Assets
 Distribution                                  $216,981             $  211,245
 Garden Products                                179,953                260,255
 Pet Products                                    99,583                108,560
 Corporate, eliminations and all other          459,313                476,478
                                               --------             ----------
 Total assets                                  $955,830             $1,056,538
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

7.   Other  Charges
     ---------------

     In September 1999, the Company recorded Other charges totaling $7.6 million associated with the expiration of the Solaris Agreement, workforce reductions and facility closures in the Company's Distribution operations. During the six months ended March 25, 2000, the Company closed the three distribution centers identified in the September 2000 closure plan, completed the associated workforce reductions, and paid all remaining severance amounts accrued as of September 25, 1999. $.5 million is remaining in accrued expenses as of March 25, 2000 associated with lease costs, property taxes and other facility costs.

     During the fourth quarter of fiscal 1998, the Company recorded other charges totaling $11.0 million associated with facility closures costs associated with professional and due diligence expenses principally associated to a potential major acquisition that was not completed and package and design costs incurred pursuant to a test program initiated and completed in fiscal 1998. $0.5 million is remaining in accrued expenses as of March 25, 2000 associated with lease costs, property taxes and facility maintenance costs.

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

In January 2000, we recorded the return of approximately $76.0 million of inventory of Scotts products due to the changes in Scotts' distribution system and offset the related payables by the same amount. Additionally, we have taken actions to realign our lawn and garden distribution operations to reflect anticipated business levels for fiscal 2000. The amount and profitability of Distribution's business with Scotts in fiscal 2000 and in future years, if any, may be influenced by numerous factors and are impossible to predict. Accordingly, the actual results of our operations may differ significantly from the foregoing estimates.

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

CENTRAL GARDEN & PET COMPANY                                           FORM 10-Q

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

In December 1997, the Company acquired all of the stock of TFH Publications, Inc. The purchase price paid to the prior owners included $70 million in cash, a $10 million loan, possible earnouts, if certain future earnings projections were met, as well as other consideration. In September 1998, the prior owners of TFH brought suit against the Company and certain executives of the Company for damages and relief from their obligations under the Promissory Note, alleging, among other things, that the Company's failure to properly supervise the TFH management team had jeopardized their prospects of achieving the earnouts. The Company believes that these allegations are without merit. The Company counterclaimed against the prior owners for enforcement of the Promissory Note, damages and other relief, alleging, among things, fraud, misrepresentation and breach of fiduciary duty by the prior owners of TFH. These actions, Herbert R.
                                                                    ----------
Axelrod and Evelyn Axelrod v. Central Garden & Pet Company; Glen S. Axelrod;
----------------------------------------------------------------------------
Gary Hersch; William E. Brown; Robert B. Jones; Glen Novotny; and Neill Hines,
-----------------------------------------------------------------------------
Docket No. MON-L-5100-99, and TFH Publications, Inc. v. Herbert Axelrod et al.,
                              ------------------------------------------------
Docket No. L-2127-99 (consolidated cases), are in the New Jersey Superior Court. There is no trial date at this time.

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



ITEM 5.   Other Information
          Not Applicable

ITEM 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit
          Number        Exhibit
          -------       -------
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