Form 10-Q/A
period 2000-06-24
CENTRAL GARDEN & PET COMPANY
filed 2000-10-26
CIK 887733

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

                         CENTRAL GARDEN & PET COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)
                     (In thousands, except share amounts)



                                                                            September 25,       June 24,
                    ASSETS                                                      1999              2000
                                                                            ------------       ----------
Current Assets:
 Cash & cash equivalents                                                      $   8,017        $    7,568
 Accounts receivable (less allowance for doubtful
  accounts of $6,484 and $6,810)                                                149,411           215,013
 Inventories                                                                    240,207           254,979
 Inventories held for return to manufacturer                                     75,887                 -
 Prepaid expenses and other assets                                               11,254            10,986
                                                                              ---------        ----------

   Total current assets                                                         484,776           488,546

Land, Buildings, Improvements and Equipment - net                                94,179            94,891

Goodwill                                                                        346,488           385,479

Other Assets                                                                     30,387            39,930
                                                                              ---------        ----------

Total                                                                         $ 955,830        $1,008,846
                                                                              =========        ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Notes payable                                                                $  95,883        $  162,318
 Accounts payable                                                               188,113           150,201
 Accrued expenses                                                                29,667            37,185
 Current portion of long-term debt                                                1,485             5,659
                                                                               --------         ---------
   Total current liabilities                                                    315,148           355,363

Long-Term Debt                                                                  123,898           138,050

Deferred Income Taxes and Other Long-Term
 Obligations                                                                     21,057            18,736

Commitments and Contingencies                                                       ---               ---

Shareholders' Equity:
 Preferred stock, $.01 par value: 1,000 shares authorized, none
  outstanding at September 25, 1999 or June 24, 2000                                ---               ---
 Class B stock, $.01 par value: 1,660,919 shares outstanding
  September 25, 1999 and 1,657,962 outstanding at June 24, 2000                      16                16
 Common stock, $.01 par value: 30,183,365 shares issued and 19,332,015 outstanding September 25, 1999; 30,341,505 issued and
  16,981,755 outstanding at June 24, 2000                                           302               303
 Additional paid-in capital                                                     524,058           525,148
 Retained earnings                                                               94,474           112,948
 Treasury Stock                                                                (123,123)         (141,718)
                                                                               --------         ---------
   Total shareholders' equity                                                   495,727           496,697
                                                                               --------         ---------

Total                                                                         $ 955,830        $1,008,846
                                                                               ========         =========

           See notes to condensed consolidated financial statements

                         CENTRAL GARDEN & PET COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                           Nine Months Ended
                                                                      June 26,          June 24,
                                                                       1999               2000
                                                                     --------           --------

Cash Flows From Operating Activities:
 Net Income                                                          $ 28,798           $ 18,495
 Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
   Depreciation and amortization                                       14,768             17,531
   Change in assets and liabilities:
    Receivables                                                       (82,252)           (64,107)
    Inventories                                                       (42,573)            64,502
    Prepaid expenses and other assets                                   4,365             (5,376)
    Accounts payable                                                  108,593            (40,187)
    Accrued expenses and other liabilities                             20,127              5,087
                                                                     --------           --------

   Net cash provided by (used in) operating activities                 51,826             (4,055)

Cash Flows From Investing Activities:
 Additions to land, buildings, improvements and equipment             (13,858)            (9,964)
 Payments to acquire companies, net of cash acquired                  (13,888)           (34,745)
                                                                     --------           --------
   Net cash used in investing activities                              (27,746)           (44,709)


Cash Flows From Financing Activities:
 Proceeds from notes payable - net                                     51,991             66,435
 Repayments of long-term debt                                          (1,768)              (616)
 Proceeds from issuance of stock - net                                  1,611              1,091
 Payments to reacquire stock                                          (83,551)           (18,595)
                                                                     --------           --------
   Net cash provided by (used in) financing activities                (31,717)            48,315


Net Decrease in Cash                                                   (7,637)              (449)

Cash at Beginning of Period                                            10,328              8,017
                                                                     --------           --------

Cash at End of Period                                                $  2,691           $  7,568
                                                                     ========           ========

Supplemental Information
 Cash paid for interest                                              $  6,390           $ 13,319
 Cash paid for income taxes                                            12,350              8,848
 Assets (excluding cash) acquired through purchase
  of subsidiaries                                                       6,251              8,069
 Liabilities assumed through the purchase of subsidiaries               3,274             21,306

           See notes to condensed consolidated financial statements

                         CENTRAL GARDEN & PET COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)
                   (In thousands, except per share amounts)


                                            Nine Months Ended             Three Months Ended
                                         June 26,      June 24,         June 26,       June 24,
                                           1999          2000             1999           2000
                                        ----------    ----------        --------       --------
Net sales                               $1,204,265    $1,055,337        $529,140       $453,803
Cost of goods sold and occupancy           937,907       783,583         421,522        339,055
                                        ----------    ----------        --------       --------
 Gross profit                              266,358       271,754         107,618        114,748

Selling, General and
 Administrative Expenses                   208,251       221,673          80,994         84,980
                                        ----------    ----------        --------       --------

 Income from operations                     58,107        50,081          26,624         29,768

Interest expense                            (8,901)      (17,504)         (3,116)        (6,889)

Interest income                                445           458              85            121
                                        ----------    ----------        --------       --------

Income before income taxes                  49,651        33,035          23,593         23,000

Income taxes                                20,853        14,540           9,909         10,125
                                        ----------    ----------        --------       --------
 Net Income                             $   28,798    $   18,495        $ 13,684       $ 12,875
                                        ==========    ==========        ========       ========

Net Income per Share
 Basic                                       $0.99         $0.98           $0.50          $0.69
                                        ==========    ==========        ========       ========

 Diluted                                     $0.96         $0.94           $0.47          $0.61
                                        ==========    ==========        ========       ========

Weighted Average Shares Outstanding

 Basic                                      28,980        18,867          27,239         18,640

 Diluted                                    33,218        23,064          31,427         22,850

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

3.   Earnings Per Share
     ------------------

     The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income from continuing operations (in thousands, except per share amounts):

                                              Three Months Ended                       Nine Months Ended
                                                 June 24, 2000                           June 24, 2000
                                        --------------------------------       ---------------------------------
                                        Income      Shares     Per Share       Income      Shares      Per Share
                                        ------      ------     ---------       ------      ------      ---------
Basic EPS:
 Net income                             $12,875     18,640       $0.69        $18,495      18,867        $0.98

Effect of dilutive securities:
 Options to purchase
  common stock                                         103                                     90
 Convertible notes                        1,042      4,107                      3,124       4,107

Diluted EPS:
 Net income attributed
  to common
  shareholders                          $13,917     22,850       $0.61        $21,619      23,064        $0.94

                                              Three Months Ended                       Nine Months Ended
                                                 June 26, 2000                           June 26, 2000
                                        --------------------------------       ---------------------------------
                                        Income      Shares     Per Share       Income      Shares      Per Share
                                        ------      ------     ---------       ------      ------      ---------
Basic EPS:
 Net income                             $13,684     27,239       $0.50        $28,798     28,980     $0.99

Effect of dilutive securities:
 Options to purchase
  common stock                                          81                                   131
 Convertible notes                      $ 1,079      4,107                    $ 3,236      4,107

Diluted EPS:
 Net income attributed
  to common
  shareholders                          $14,763     31,427       $0.47        $32,034     33,218     $0.96

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

                                       Three Months Ended              Nine Months Ended
                                 June 26, 1999   June 24, 2000   June 26, 1999   June 24, 2000
Net sales
 Distribution                         $356,820        $255,888      $  766,506      $  563,014
 Garden Products                       129,365         147,779         304,738         344,444
 Pet Products                           59,286          67,418         176,583         194,652
 Corporate, eliminations
  and all other                        (16,331)        (17,282)        (43,562)        (46,773)
                                      --------        --------      ----------      ----------
 Total net sales                      $529,140        $453,803      $1,204,265      $1,055,337
                                      ========        ========      ==========      ==========

Intersegment sales
 Garden Products                      $  5,976        $ 12,311          19,207      $   29,915
 Pet Products                           11,861           6,391          25,917          17,752
 Corporate, eliminations
  and all other                         (1,506)         (1,420)         (1,562)           (894)
                                      --------        --------      ----------      ----------
 Total intersegment sales             $ 16,331        $ 17,282      $   43,562      $   46,773
                                      ========        ========      ==========      ==========

Income (loss) from operations
 Distribution                         $ 10,358        $  8,813      $   15,144      $    6,453
 Garden Products                        14,772          17,851          36,680          42,571
 Pet Products                            6,284           8,853          20,958          24,175
 Corporate, eliminations
  and all other                         (4,790)         (5,749)        (14,675)        (23,118)
                                      --------        --------      ----------      ----------
 Income from operations                 26,624          29,768          58,107          50,081
 Interest expense                        3,031           6,768           8,456          17,046
 Income taxes                            9,909          10,125          20,853          14,540
                                      --------        --------      ----------      ----------
 Net income                           $ 13,684        $ 12,875      $   28,798      $   18,495
                                      ========        ========      ==========      ==========

Depreciation and amortization
 Distribution                         $    812        $  1,180      $    2,464      $    3,454
 Garden Products                           912             840           2,398           2,644
 Pet Products                              967           1,246           2,846           3,603
 Corporate, eliminations
   and all other                         2,382           2,856           7,060           7,830
                                      --------        --------      ----------      ----------
 Total depreciation and
   amortization                       $  5,073        $  6,122      $   14,768      $   17,531
                                      ========        ========      ==========      ==========

Expenditures for long-lived
   assets
 Distribution                         $  1,177        $    871      $    6,289      $    3,717
 Garden Products                            30             915           1,874           2,748
 Pet Products                            1,469             422           4,964           3,499
 Corporate, eliminations
   and all other                             0               0             731               0
                                      --------        --------      ----------      ----------
Total expenditures for
long-lived assets                     $  2,676        $  2,208      $   13,858      $    9,964
                                      ========        ========      ==========      ==========

                                                               September 25, 1999             June 24, 2000
                                                               ------------------             -------------
  Assets
   Distribution                                                     $  216,981                 $  171,291
   Garden Products                                                     179,953                    245,280
   Pet Products                                                         99,583                    116,772
   Corporate, eliminations and all other                               459,313                    475,503
                                                                    ----------                 ----------
   Total assets                                                     $  955,830                 $1,008,846
                                                                    ==========                 ==========


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


6.   Recent Acquisition
     ------------------

       On March 27, 2000, the Company acquired the AMDRO and IMAGE consumer products lines from American Cyanamid, the agricultural products division of American Home Products Corporation, for approximately $28 million ($8.0 million in cash and a $18.8 million term note). The acquisition was accounted for under the purchase method, and the resulting goodwill will be amortized on a straight-line basis over 20 years. The operations of these entities have been included in the Company's results of operations since March 27, 2000.


7.   Other  Charges
     --------------

       In September 1999, the Company recorded Other Charges totaling $7.6 million associated with the expiration of the Solaris Agreement, workforce reductions and facility closures in the Company's Distribution operations. During the nine months ended June 24, 2000, the Company closed the three distribution centers identified in the September 2000 closure plan, completed the associated workforce reductions, and paid all remaining severance amounts accrued as of September 25, 1999. $.5 million is included in accrued expenses as of June 24, 2000 associated with lease costs, property taxes and other facility costs

       During the fourth quarter of fiscal 1998, the Company recorded other charges totaling $11.0 million associated with facility closures costs associated with professional and due diligence expenses principally associated to a potential major acquisition that was not completed and package and design costs incurred pursuant to a test program initiated and completed in fiscal 1998. $0.5 million is remaining in accrued expenses as of June 24, 2000 associated with lease costs, property taxes and facility maintenance costs.

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


9.   Subsequent Events
     -----------------

       On June 30, 2000, The Scotts Company filed suit against Central to collect the purchase price of certain lawn and garden products previously sold to Central. Central has withheld payments to Scotts of approximately $17 million on the basis of claims it has against Scotts - including amounts due for services and goods previously supplied by Central and not yet paid for by Scotts. This action, The Scotts Company v. Central Garden
                                            ------------------------------------
       & Pet Company, Docket No. C2 00-755, is in the United States District
       -------------
       Court for the Southern District of Ohio, Eastern Division. On July 3, 2000, Pharmacia Corporation (formerly known as Monsanto Company) filed suit against Central seeking an accounting and unspecified amounts allegedly due Pharmacia under the four-year alliance agreement between Central and Pharmacia which expired in September 1999, as well as damages for breach of contract. This action, Pharmacia Corporation v. Central
                                            --------------------------------
       Garden & Pet Company, Docket No. 00CC-002253 Q CV, is in the Circuit
       --------------------
       Court of St. Louis County, Missouri.

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

ITEM 6. Exhibits and Reports on Form 8-K

 (a) Exhibits

             Exhibit
             Number        Exhibit
             -------       ------

             10.6.1        Amendment No. 8 to Loan and Security Agreement by and
                           among Congress Financial Corporation (Western) and
                           Central Garden & Pet Company, Matthews Redwood and
                           Nursery Supply, Inc., Four Paws Products, Ltd. and
                           Ezell Nursery Supply, Inc., dated May 12, 2000.*
             27            Financial Data Schedule.

* Previously filed.

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



                               Dated:  October 25, 2000



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