Form 10-K
period 2000-09-30
CENTRAL GARDEN & PET COMPANY
filed 2000-12-29
CIK 887733

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               _________________

                                   FORM 10-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended                   Commission File Number
            September 30, 2000                              0-20242

                         CENTRAL GARDEN & PET COMPANY
            (Exact name of registrant as specified in its charter)

                Delaware                               68-0275553
     (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)            Identification Number)

                          ___________________________

            3697 Mt. Diablo Boulevard, Lafayette, California  94549
             (Address of principal executive offices)   (Zip Code)
                       Telephone Number:  (925) 283-4573

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         Name of Each Exchange
                                                          on Which Registered
          Title of Each Class                             -------------------
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  At December 22, 2000, the aggregate market value of the registrant's Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $114,034,833 and $401,473, respectively.

  At December 22, 2000, the number of shares outstanding of registrant's Common Stock was 16,683,171. In addition, on such date the registrant had outstanding 1,656,462 shares of its Class B Stock which is convertible into Common Stock on a share-for-share basis.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Definitive Proxy Statement for the Company's 2001 Annual Meeting of Stockholders - Part III of this Form 10-K.

                         Central Garden & Pet Company
                      Index to Annual Report on Form 10-K
                 For the fiscal year ended September 30, 2000

                                                                                                          Page
                                                                                                          ----

                                                      PART I
Item 1.    Business......................................................................................  3
Item 2.    Properties.................................................................................... 13
Item 3.    Legal Proceedings............................................................................. 14
Item 4.    Submission of Matters to a Vote of Security Holders........................................... 15

                                                      PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters.................... 15
Item 6.     Selected Financial Data...................................................................... 16
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations........ 17
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.................................... 29
Item 8.     Financial Statements and Supplementary Data.................................................. 30
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......... 55

                                                      PART III

Item 10.    Directors and Executive Officers of the Registrant........................................... 55
Item 11.    Executive Compensation....................................................................... 55
Item 12.    Security Ownership of Certain Beneficial Owners and Management............................... 55
Item 13.    Certain Relationships and Related Transactions............................................... 55

                                                      PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................. 55

                                    PART I

Item 1. Business

                                    GENERAL

Overview

  Central Garden & Pet Company offers a broadening array of branded lawn and garden and pet supply products, including Pennington(R), Four Paws(R), Zodiac(R), Kaytee(R), Nylabone(R), All-Glass(R), Lofts(R), Max-Q(R), Norcal Pottery(R), Matthews(R), Amdro(R), Image(R) and Grant's(R). In the year ended September 30, 2000 ("fiscal 2000"), Central's operations were grouped into three business segments, the lawn and garden branded products business ("Garden Products"), the pet branded products business ("Pet Products") and the distribution business ("Distribution"). For fiscal 2000, Garden Products, Pet Products and Distribution accounted for 30%, 18% and 52%, respectively, of consolidated net sales. These businesses accounted for income (loss) from operations before other charges and the allocation of certain corporate costs and eliminations of $51.3 million, $32.7 million and $(12.1) million, respectively, in fiscal 2000. These segments, their products, and the markets they serve are described under the headings "The Garden Products Business," "The Pet Products Business" and "The Distribution Business" in this Part I.

  Central was incorporated in Delaware in June 1992 and is the successor to a California corporation which was incorporated in 1955. References to "we," "us," "our" or "Central" mean Central Garden & Pet Company and its subsidiaries and divisions, and their predecessor companies and subsidiaries. Our principal executive offices are located at 3697 Mt. Diablo Boulevard, Lafayette, California 94549 and our telephone number is (925) 283-4573.

Recent Developments

     Acquisitions

  On September 30, 2000, Central acquired All-Glass Aquarium Co., Inc., a leading manufacturer and marketer of aquariums and related products. Based in Franklin, Wisconsin, All-Glass had sales of approximately $61 million for the twelve months ended September 30, 2000, with manufacturing facilities located in Franklin and its Oceanic Systems subsidiary in Dallas, Texas. Its brands include All-Glass Aquarium(R) and Oceanic Systems(R).

  In March 2000, Central acquired the AMDRO(R) and IMAGE(R) consumer product lines from American Cyanamid, the agricultural products division of American Home Products Corporation. AMDRO and IMAGE had sales of approximately $14 million for the twelve months ended September 30, 2000. AMDRO(R) Fire Ant Bait is the leading fire ant bait product available in the consumer market. IMAGE(R) Consumer Concentrate is a selective herbicide for the control of difficult weeds in Southern turf, such as nutsedge, dollarweed, wild onion and garlic, Virginia buttonweed and others. Both products are sold primarily in the Southern and Southeastern markets and are carried by key retailers including Wal-Mart, Home Depot, Ace and Lowe's.

  In March 2000, Central's Norcal Pottery Products, Inc. subsidiary acquired White's Pottery, L.P., an importer and distributor of terra cotta pottery products, which has a facility in Houston, Texas. White's Pottery had sales of approximately $5 million for the twelve months ended September 30, 2000. White's Pottery's customers include Wal-Mart and large home improvement stores such as Home Depot, as well as regional chains and independent stores.

  In January 2000, Central's Pennington subsidiary acquired Unicorn Laboratories. Unicorn serves the U.S. animal health and lawn and garden industries as a private label and branded manufacturer of lawn, garden and animal health chemical products. Unicorn had sales of approximately $14 million for the twelve months ended September 30, 2000.

  In January 2000, Central's Pennington subsidiary acquired an equity stake in Cedar Works, a manufacturer of bird feeders. Based in Ohio, Cedar Works had sales of approximately $23 million for the twelve months ended September 30, 2000. Cedar Works is the largest producer of wooden bird feeders in the country. Its brands include Country Home(R), Nature's Market(TM), Cedar Works(R), Harvest Landing(TM), and The Address of Distinction(R).

     Termination of Scotts Distribution Relationship

  Effective September 30, 2000, The Scotts Company discontinued its distribution relationship with Central. The affected products included Scotts(R), Ortho(R) and Miracle-Gro(R) products and consumer Roundup(R) products manufactured by Pharmacia Corporation (formerly known as Monsanto Company) for which Scotts acts as Pharmacia's exclusive sales agent. For Central's fiscal year ended September 30, 2000, the revenue attributable to the affected products was approximately $176 million. Central has taken steps to downsize its lawn and garden distribution operations to reflect the reduced business levels which it anticipates for the fiscal year 2001. Scotts and Pharmacia have each initiated litigation against Central arising out of the prior distribution relationship. In addition, Central has filed suit against Scotts and Pharmacia seeking damages and injunctive relief as well as restitution for, among other things, breach of contract and violations of the antitrust laws by Scotts and Pharmacia. For further information, please see "The Distribution Business - Expiration of the Solaris Agreement and Termination of Our Distribution Relationship with Scotts." and "Item 3. Legal Proceedings."

     Corporate Reorganization

  On December 19, 2000, Central announced that it had reorganized its garden and pet businesses and cancelled the previously announced spin-off of its garden distribution business. Under the reorganization, Central's garden products and distribution businesses will become one operating unit, while its pet products and distribution businesses will become another operating unit.

     Share Repurchase Program

  In August 1998, Central announced the commencement of a stock repurchase program. As of December 8, 2000, Central had repurchased approximately 13.7 million shares of its common stock for an aggregate price of approximately $143.8 million under this program.

                          THE GARDEN PRODUCTS BUSINESS

Overview

  Garden Products manufactures a broadening array of proprietary branded lawn and garden products, including Pennington(R), Amdro(R), Norcal Pottery(R), Lofts(R), Matthews(R) and Grant's(R). Garden Products accounted for 30% of Central's consolidated net sales before corporate eliminations in fiscal 2000, 24% in fiscal 1999 and 17% in fiscal 1998, and before the allocation of certain corporate costs and eliminations accounted for income from operations before other charges of $51.3 million in fiscal 2000, $40.6 million in fiscal 1999, and $26.2 million in fiscal 1998. As a result of both acquisitions and internal expansion, Garden Products has grown rapidly from sales of approximately $13 million in fiscal 1997 to approximately $439 million in fiscal 2000 and increased the number of manufacturing facilities from one in 1990 to 14 currently.

Proprietary Branded Products

  The principal lawn and garden product lines are the Pennington line of grass seed, wild bird food and lawn care products, the Norcal Pottery line of pottery products, the Amdro and Grant's line of ant control products, the Matthews line of wooden garden products, and seven proprietary brands of fertilizer.

  Pennington. Pennington offers a broad range of seed products in the lawn and garden, forage, and wild game and bird markets. Pennington is also a large manufacturer of lawn and garden chemicals, fertilizers, soils and related products. The Pennington line of grass seed and lawn and garden products includes the trademarks Pennington Seed(R), Pennington(R), Penkoted(R), Max-Q(R), ProCare(R), Green Charm(R), Lofts(R) and Rebel. Pennington products are offered nationwide and include:

     . Grass Seed. Pennington manufactures numerous varieties and blends of cool and warm season turf grass for both the residential and professional markets, as well as forage and wild game seed varieties under the Pennington name and under private labels, including Wal*Mart's Better Homes and Gardens(R) licensed program. The Pennington grass seed manufacturing facilities are some of the largest and most modern seed conditioning facilities in the industry. Pennington has recently added Lofts(R) and Rebel products to its offerings.

     . Bird Seed Products. Pennington is one of the largest manufacturers of wild bird feed including premium, specialty and gourmet mixes. Pennington also manufactures liquid hummingbird food.

     . Lawn and Garden Chemicals. Pennington manufactures a full line of lawn and garden weed and insect control products, under the names Eliminator(R), ProCare(R) and Pennington's Pride(R). Eliminator(R) lawn and garden insecticides and herbicides are packaged exclusively for Wal*Mart.

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

  Norcal Pottery. Norcal Pottery designs and procures pottery products from across the United States and around the world. The products include terra cotta, stoneware, ceramics and porcelain pots and are sold to chain store accounts, independent retailers and landscapers nationwide. Since the Company's acquisition of Norcal and White's, the Norcal and White's lines of products have been expanded into Pennington's logistics and sales network.

  AMBRANDS. AMBRANDS manufactures AMDRO(R) Fire Ant Bait, the leading fire ant bait product available in the consumer market, and IMAGE(R) Consumer Concentrate, a selective herbicide for the control of difficult weeds in Southern turf, such as nutsedge, dollarweed, wild onion and garlic, Virginia buttonweed and others. Both products are sold primarily in the Southern and Southeastern markets and are carried by key retailers including Wal-Mart, Home Depot, Ace and Lowe's.

  Grant's. Grant's manufactures ant baits, animal repellents and garden aid products. The Grant's line of ant control products consists of Grant's ant baits and granules. These products are sold nationwide through a network of lawn and garden distributors.

  Unicorn Laboratories. Unicorn serves the U.S. animal health and lawn and garden industries as a private label and branded manufacturer of lawn, garden and animal health chemical products.

  Matthews Four Seasons. Matthews(R) manufactures a complete line of wooden garden products, including planters, barrel fountains, arbors and trellises. Matthews(R) also produces a cedar bird feeder line under the Kaytee(R) label.

  Cedar Works. Pennington has an equity stake in Cedar Works, the largest producer of wooden bird feeders in the country. Its brands include Country Home(R), Nature's Market(R), Cedar Works(R), Harvest Landing(R), and The Address of Distinction(R). In fiscal 2000, Cedar Works introduced their first injection molded plastic bird feeders to complement their wooden feeder lines.

  Fertilizers. Central has four proprietary brands of fertilizer -- Colorado's Own(R) and Mountain States(R), which are manufactured by the Company, and Easy-Gro(R) and Turf-Magic(R), which are supplied to Central by contract manufacturers. In addition, Gro Tec, Inc., a subsidiary of Pennington, markets fertilizers under Pennington(R), Pro Care(R), Green Charm(R) and other proprietary brands.

Sales and Marketing

  Garden Products' lawn and garden products are sold by approximately 110 sales personnel to a network of lawn and garden and hardware wholesale distributors nationwide. Most products are sold directly to retailers. A significant portion of Pennington's sales are made under the Eliminator(R) line of lawn and garden chemical products, which is manufactured by Pennington exclusively for Wal*Mart. Historically, Garden Products' sales have been highly seasonal. Most retail sales of lawn and garden products occur on weekends during the spring and fall.

  Sales to mass merchandisers, warehouse-type clubs and home improvement centers represent a significant portion of Garden Products' sales. Sales to Wal*Mart represented approximately 42% of Garden Products' sales in fiscal 2000, 41% in fiscal 1999 and 42% in fiscal 1998. Sales to Lowe's represented approximately 13% of Garden Products' sales in fiscal 2000, 10% in fiscal 1999 and 15% in fiscal 1998.

Manufacturing

  Garden Products currently operates 14 manufacturing facilities. In addition, certain of its proprietary branded products are manufactured by contract manufacturers. Garden Products also has a development team that is responsible for developing new products within existing proprietary branded product lines and the development of new proprietary branded product lines.

  Pennington has seed processing facilities in Madison, Georgia; Greenfield, Missouri; Roll, Arizona; El Centro, California; and Lebanon, Oregon to test, process and package a full range of Pennington seed varieties. Pennington also maintains observation nurseries at all manufacturing locations, enabling it to track seed growth for Pennington quality prior to selection. Pennington's fertilizer plant, Gro Tec(R), is located in Eatonton, Georgia. Pennington wild bird feed is manufactured in Penn Pak(R) facilities in Madison, Georgia; Greenfield, Missouri; and Sidney, Nebraska. In addition, Pennington's Earth Pak(R) plant in Shady Dale, Georgia produces a variety of soil amendments, including pine bark nuggets and potting soils used in landscaping.

  Unicorn Laboratories, Inc. is located in Clearwater, Florida where it manufactures and formulates a variety of lawn, garden and animal health products. Grant's operates a manufacturing facility in San Leandro, California, and Matthews operates a manufacturing facility in Stockton, California. Garden Products also operates a fertilizer manufacturing facility in Longmont, Colorado.

Purchasing

  Most of the raw materials purchased by Garden Products are acquired from a number of different suppliers; however, a number of items are purchased from limited or single sources of supply, and disruption of these sources could have a temporary adverse effect on product shipments and Garden Products' financial results. Garden Products believes alternative sources could be obtained to supply these materials, but a prolonged inability to obtain certain materials could result in lost sales.

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

  The key ingredients in the Garden Products' fertilizer and insect and weed control products are various commodity and specialty chemicals including phosphates, urea, potash, herbicides, insecticides and fungicides. Garden Products obtains its raw materials from various sources, which it presently considers to be adequate. No one source is considered to be essential to any of Garden Products' companies or to its business as a whole. Garden Products has never experienced a significant interruption of supply.

Distribution

  Garden Products currently operates 13 distribution centers throughout the country. The primary distribution centers for Pennington's products are located both near the point of manufacture and at strategically located warehousing facilities. These facilities are located in Columbia, South Carolina; Cullman, Alabama; Greenfield, Missouri; Madison, Georgia; Petersburg, Virginia; Hammond, Louisiana; Little Rock, Arkansas; Woburn, Massachusetts; and Laurel, Maryland. In addition, Pennington uses other outside agents and distributors, including, but not limited to Distribution. Norcal Pottery operates distribution centers in San Leandro, California; Richmond, California; Ontario, California; and

Houston, Texas. Pennington's products are shipped by rail and truck. While the majority of truck shipments are made by contract carriers, a portion is made by Pennington's fleet of trucks.

Competition

  The lawn and garden products industry is highly competitive. Garden Products' lawn and garden products compete against national and regional products and private label products produced by various suppliers. Our turf and forage grass seed products compete principally against products by Barenburg, J.R. Simplott, Scotts and numerous regional seed suppliers. Our wild bird seed products compete principally against products by Audubon Park and Wagner. Our fertilizers, pesticides and combination products compete principally against products marketed by such companies as Scotts, Lebanon Chemical Corp., United Industries Corporation, Vigoro/Pursell Industries and Bayer/Pursell. Garden Products competes primarily on the basis of its strong brand names, quality, value, service and price.


                           THE PET PRODUCTS BUSINESS

Overview

  Pet Products is a leading manufacturer of proprietary branded pet supply products, including FourPaws(R), Zodiac(R), Kaytee(R), All-Glass Aquarium(R), Oceanic Systems(R), Island Aquarium(R), Nylabone(R), and TFH(R). Pet Products accounted for 18% of Central's consolidated net sales before corporate eliminations in fiscal 2000, 13% in fiscal 1999 and 14% in fiscal 1998, and before the allocation of certain corporate costs and eliminations accounted for income from operations of $32.7 million in fiscal 2000, $27.1 million in fiscal 1999, and $23.7 million in fiscal 1998. As a result of both acquisitions and internal expansion, Pet Products has grown from net sales of approximately $47 million in fiscal 1997 to approximately $262 million in fiscal 2000, and increased the number of manufacturing facilities from one in 1994 to eleven currently.

Proprietary Branded Pet Products

  Pet Products' principal pet supply product lines include the Four Paws' line of animal products, the TFH line of pet books and Nylabone premium dog chews and pet carriers, the Kaytee line of bird and small animal food, the Wellmark line of flea and tick products, and the All-Glass(R), Oceanic Systems(R) and Island Aquarium(R) line of aquariums.

  Four Paws. Four Paws is one of the largest manufacturers of dog, cat, reptile and small animal products in the United States, according to the 2000-01 Pet Age Retailer Report. Four Paws products include Magic Coat(R) shampoos, Wee-Wee Pads, a line of grooming supplies for dogs and cats, tie out cables, leashes, collars, and accessories, oral hygiene products and a complete line of catnip products. Four Paws also offers a line of heating equipment and bedding material for reptiles and a line of hard rubber toys called Rough & Rugged.
Four Paws products are distributed throughout the United States, Canada, Europe and Asia.

  TFH Publications. TFH is the largest producer of pet books in the United States, according to P.K. Data, and the manufacturer of premium dog chews and edible bones under the brand names Nylabone(R), Gumabone(R), Healthy Edibles(R) and Flexibone(R). TFH currently has over 1,200 titles in print and publishes two monthly magazines and ten quarterly magazines. TFH also offers a line of premium dog houses, pet carriers and dog and cat toys under the Nylabone(R) brand.

  Kaytee. Kaytee is one of the nation's largest manufacturers of bird seed for caged and wild birds, according to the 2000-01 Pet Age Retailer Report, as well as a manufacturer of food for small animals under the Kaytee(R) brand. Kaytee also manufactures wild bird feed under the brand name Natures Harvest for Kmart Corporation and under the PETsMART private label.

  Wellmark. Wellmark is a leading manufacturer of flea, tick and pest protection products for a diversified group of pest control markets, according to the 2000-01 Pet Age Retailer Report. These products--which include on-animal sprays, shampoos and powders, collars, indoor foggers, aerosols, concentrates and pump-sprays--are based on the active ingredient methoprene. Wellmark owns the Zodiac(R) and Vet-Kem(R) trademarks in the United States and Canada as well as those of Ovitrol(R), Siphotrol(R), Fleatrol, vIGRen(R), Petcor(R), Precor(R) and Natural Signature(R).

  All-Glass Aquarium and Island Aquarium. All-Glass Aquarium and Island Aquarium manufacture aquariums, terrariums, aquatic lighting systems, and aquarium and terrarium furniture sold under the brand names All-Glass Aquarium(R), Oceanic Systems(R) and Island(R) Aquarium.

Sales and Marketing

  Pet Products' branded products are sold nationwide through distribution networks and directly to retailers, including national specialty pet stores, mass merchants, bookstores and independent pet retailers. Wellmark also sells products to the professional pest control market and veterinarians. At September 30, 2000, Pet Products employed approximately 220 sales and marketing personnel.

  Sales to mass merchants and national specialty pet stores represented in excess of 33% of Pet Products' sales in fiscal 2000. Sales to Petco represented 16% of Pet Products' sales in fiscal 2000, 9% in fiscal 1999 and 7% in fiscal 1998. Sales to PETsMART represented 15% of Pet Products' sales in fiscal 2000, 11% in fiscal 1999 and 10% in fiscal 1998.

Manufacturing

  Pet Products currently operates eleven manufacturing facilities. In addition, certain of its proprietary branded products are manufactured by contract manufacturers. Pet Products also has a development team that is responsible for developing new products within existing proprietary branded product lines and the development of new proprietary branded product lines.

  Four Paws operates manufacturing facilities in Hauppauge, New York, along with its nylon division in Damascus, Ohio. TFH's book division and Nylabone manufacturing facilities are located in Neptune City, New Jersey. Kaytee operates manufacturing facilities in Abilene, Kansas, Chilton, Wisconsin, Cressona, Pennsylvania and Rialto, California. Wellmark operates a manufacturing and technology center in Dallas, Texas. All-Glass Aquarium operates manufacturing facilities in Franklin, Wisconsin and Dallas, Texas. Island Aquarium operates a manufacturing facility in Fontana, California.

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

Distribution

  Pet Products sells its products directly to retailers and a network of distributors, including Distribution as well as independent distributors.

Competition

  The pet supply products industry is highly competitive. Our branded pet products compete against national and regional products and private label products produced by various suppliers. Our Four Paws and Wellmark branded products compete principally against branded products marketed by such companies as Hartz Mountain, Sargeant's, Doskocil and Eight in One. TFH Publications' pet books compete principally against books published by Howell and Barrons, and Nylabone products compete principally against products manufactured by Aspen/Booda and Doskocil. Our Kaytee products compete principally against products marketed by Hartz Mountain, Sun Seed, Audobon Park and

Wagner. Our All-Glass Aquarium and Island Aquarium branded products compete principally against Perfecto. Pet Products competes primarily on the basis of its strong brand names, innovative new products, quality, value, service and price.

                           THE DISTRIBUTION BUSINESS

Overview

  Distribution supports Central's lawn and garden and pet supply branded products and also performs logistics and sales activities for a variety of other manufacturers of lawn and garden and pet supply products. Distribution accounted for 52% of Central's consolidated net sales before corporate eliminations in fiscal 2000, 63% in fiscal 1999 and 69% in fiscal 1998, and before the allocation of certain corporate costs and eliminations accounted for income
(loss) from operations before other charges of $(12.1) million in fiscal 2000, $11.4 million in fiscal 1999 and $38.5 million in fiscal 1998. Distribution currently operates 19 distribution centers.

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

Sales and Marketing

  Distribution's strategy is to offer a broad range of services to increase sales and to help retailers and manufacturers maximize their sales and profitability. At September 30, 2000, Distribution employed approximately 400 sales and marketing personnel located throughout its distribution center network.

  Distribution's largest customer is Wal*Mart, which accounted for approximately 23% of Distribution's net sales for fiscal 2000 and 22% in fiscal 1999 and 1998. Distribution's second largest customer is Home Depot, which accounted for approximately 4% of Distribution's net sales for fiscal 2000, 11% in fiscal 1999 and 10% in fiscal 1998. Subsequent to the fiscal 2000 year end, Wal*Mart informed Distribution of a number of significant changes in its lawn and garden supplies purchasing programs and procedures for the coming year. These include Wal*Mart's decision to purchase certain lawn and garden supplies directly from a number of manufacturers whose supplies had previously been sold through Distribution; a change from "store door" deliveries of many of the lawn and garden supplies formerly delivered by Distribution to individual Wal*Mart stores to a new procedure whereby Distribution will ship these products to Wal*Mart distribution centers; and Wal*Mart's decision not to have Central Distribution personnel perform lawn and garden supplies merchandising functions inside Wal*Mart stores. As a result of these factors, and the closing of 13 distribution centers associated with the Distribution downsizing, sales to Wal*Mart in 2001 are expected to decline significantly. The Distribution facility closures coupled with the absence of our distributing Scotts products in 2001 has also adversely impacted other Distribution customer relationships, which are expected to result in significant declines in sales within the lawn and garden distribution operations in fiscal 2001.

Retailers

  Distribution focuses on selling lawn and garden products to retailers with high volume retail stores. Distribution's lawn and garden supply customer base is comprised of a wide range of retailers, including "do-it-yourself" superstores, mass merchants, warehouse clubs, high volume local and regional nurseries and regional and national chains of drug and grocery stores. Distribution also focuses on selling pet supply products to a wide variety of retailers, including independent, regional and national retail chains.

  Most major retailers, including customers of Distribution, currently purchase a portion of their lawn and garden products and pet supplies directly from certain large manufacturers rather than through distributors such as Distribution. Subsequent to the fiscal 2000 year end, Wal*Mart informed Distribution of its decision to purchase certain lawn and garden supplies directly from a number of manufacturers whose supplies had previously been sold through Distribution, and of a change from "store door" deliveries of many of the lawn and garden supplies formerly delivered by Distribution to individual Wal*Mart stores to a new procedure whereby Distribution will ship these products to Wal*Mart distribution centers. As a result of these changes, Distribution's sales of lawn and garden products to Wal*Mart in 2001 are expected to decline significantly. If a number of Distribution's other major customers were to substantially change their purchasing and merchandising procedures similarly, our sales and earnings could be adversely affected further.

  Distribution's current practice on product returns generally is to accept and credit the return of unopened cases of products from customers where the quantity is small, the product has been misshipped or the product is defective. Distribution has arrangements with its manufacturers and suppliers to stock balance and/or credit it for a certain percentage of returned or defective products.

Manufacturers and Suppliers

  Distribution's menu of value-added services available to retailers includes product promotion and merchandising support that it believes many manufacturers and suppliers could not perform as efficiently. While Distribution purchases products from approximately 1,000 different manufacturers and suppliers, management believes that approximately 25% of its net sales for fiscal 2000 were derived from products purchased from Scotts and approximately 43% and 41% of its net sales for fiscal 1999 and fiscal 1998, respectively, were derived from products purchased from Solaris. Scotts acquired Solaris in January 1999 and discontinued its distribution relationship with Central as of September 30, 2000.

Expiration of the Solaris Agreement and Termination of our Distribution Relationship with Scotts

  From October 1, 1995 to September 30, 1999, Distribution sold Solaris products nationwide, pursuant to an exclusive distribution agreement (the "Solaris Agreement"). Management believes that the relationship with Solaris embodied in the Solaris Agreement had a substantial positive impact on our results of operations. In January 1999, Pharmacia Corporation (formerly known as Monsanto Company) sold its Solaris lawn and garden business exclusive of its Roundup(R) herbicide products for consumer use to Scotts and entered into a separate, long-term, exclusive agreement pursuant to which Pharmacia continues to make Roundup herbicide products for consumer use and Scotts markets the products. Beginning October 1, 1999, Scotts began to distribute Ortho(R) and Roundup(R) products through a system that involved a combination of distributors, of which we were the largest, as well as through direct sales by Scotts to certain major retailers. In addition, Scotts began to sell Miracle-Gro(R) directly to certain retailers.

  Effective September 30, 2000, Scotts discontinued its distribution relationship with Central. The affected products included Scotts(R), Ortho(R) and Miracle-Gro(R) products and consumer Roundup(R) products manufactured by Pharmacia for which Scotts acts as Pharmacia's exclusive sales agent. For Central's fiscal year ended September 30, 2000, the revenue attributable to the affected products was approximately $176 million. The gross profit associated with these sales in fiscal 2000 was estimated to be $27 million based on historical customer profitability. We expect this loss of gross profit to be partially offset in fiscal 2001 with expense reductions.

  Due to the termination of the Scotts' distribution relationship and anticipated sales declines, we have taken actions to downsize our lawn and garden distribution operations to reflect anticipated business levels for the fiscal year 2001. As a result, we have recorded charges of $27.5 million in the fiscal year ending September 30, 2000 as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Fiscal 2000 Compared with Fiscal 1999."

  The sale of the Solaris business by Pharmacia, the expiration of the Solaris Agreement and termination of the Scotts distribution relationship subject our distribution business to significant uncertainties. These include the resolution of all payments due between us and Pharmacia under the Solaris Agreement, such as the amounts receivable from Pharmacia for cost reimbursements and payments for cost reductions; the amounts payable to Pharmacia for inventory; and responsibility for obsolete inventory and for non-payment by Solaris' sub-agents. Scotts and Pharmacia have each initiated litigation against Central arising out of the prior distribution relationship. In addition, Central has filed suit against Scotts and Pharmacia seeking damages and injunctive relief as well as restitution for, among other things, breach of contract and violations of the antitrust laws by Scotts and Pharmacia. Each of these cases is in its early stage. For this reason and because of the uncertainties inherent in complex litigation, it is not currently possible to make an assessment of the potential impact, losses or gains that may arise out of these cases individually or collectively. Central believes that the reconciliation of all accounts and claims with Pharmacia and Scotts will not result in additional charges to Central. Further, Central believes it has substantial counterclaims and rights of offset against both Scotts and Pharmacia, as well as meritorious defenses, and intends to vigorously contest both suits. However, Central cannot assure you that the resolution of this litigation will not have a material adverse effect on its results of operations, financial position and/or cash flows.

Competition

  The lawn and garden products and pet supply distribution industries are highly competitive. Traditionally, these industries have been characterized by intense competition from large numbers of smaller local and regional distributors--with competition based on price, service and personal relationships. In addition to competition from other distributors, Distribution also faces increased competition from manufacturers and suppliers which distribute some percentage of their products directly to retailers, bypassing distributors, or through a dual distribution system in which the manufacturer or supplier competes with distributors for sales to certain accounts. Such competition is typically based on service and price. The termination of the Scotts distribution relationship is a significant competitive disadvantage for Distribution.

                     MATTERS RELATING TO CENTRAL GENERALLY

Significant Customers

  Wal*Mart represented approximately 25% of Central's sales in fiscal 2000 and 1999 and 23% in fiscal 1998. Wal*Mart holds significant positions in the retail lawn and garden and pet supplies markets. Subsequent to the fiscal 2000 year end, Wal*Mart informed Distribution of a number of significant changes in its purchasing programs and procedures related to lawn and garden supplies for the coming year. These include Wal*Mart's decision to purchase certain lawn and garden supplies directly from a number of manufacturers whose supplies had previously been sold through Distribution; a change from "store door" deliveries of many of the lawn and garden supplies formerly delivered by Distribution to individual Wal*Mart stores to a new procedure whereby Distribution will ship these products to Wal*Mart distribution centers; and Wal*Mart's decision not to have Central Distribution personnel perform lawn and garden supplies merchandising functions inside Wal*Mart stores. As a result of these factors, and the closing of 13 distribution centers associated with the Distribution downsizing, Distribution's sales of lawn and garden supplies to Wal*Mart in 2001 are expected to decline significantly. The loss of Wal*Mart or a substantial decrease in the remaining Wal*Mart business could have a material adverse effect on Central's business.

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

Employees

  As of September 30, 2000, Central had approximately 4,200 employees of which approximately 3,800 were full-time employees and 400 were temporary or part-time employees. We hire substantial numbers of temporary employees for the peak lawn and garden shipping season of February through June to meet the increased demand experienced during the spring and summer months, including merchandising in stores. All of our temporary employees are paid on an hourly basis. Except for certain employees at TFH Publications, Inc. and a Kaytee facility in Rialto, California, none of our employees is represented by a labor union. We consider our relationships with our employees to be good.

Environmental Considerations

  Many of the products that we manufacture or distribute are subject to local, state, federal and foreign laws and regulations relating to environmental matters. Such regulations are often complex and are subject to change. In the United States, all products containing pesticides must be registered with the United States Environmental Protection Agency ("USEPA") (and in many cases, similar state and/or foreign agencies) before they can be sold. The inability to obtain or the cancellation of any such registration could have an adverse effect on our business. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals, but there can be no assurance that we will continue to be able to avoid or minimize these risks. Fertilizer and growing media products are also subject to state and foreign labeling regulations. Grass seed is also subject to state, federal and foreign labeling regulations.

  The Food Quality Protection Act, enacted by the U.S. Congress in August 1996, establishes a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under this Act, the USEPA is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in our products, which are also used on foods, will be evaluated by the USEPA as part of this non-dietary exposure risk assessment. It is possible that the USEPA may decide that a pesticide that we use in our products, would be limited or made unavailable to us. We cannot predict the outcome or the severity of the effect of the USEPA's evaluation. Management believes that we should be able to obtain substitute ingredients if selected pesticides are limited or made unavailable, but there can be no assurance that it will be able to do so for all products.

  In addition, the use of certain pesticide and fertilizer products is regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may include requirements that only certified or professional users apply the product or that certain products be used only on certain types of locations (such as "not for use on sod farms or golf courses"), may require users to post notices on properties to which products have been or will be applied, may require notification of individuals in the vicinity that products will be applied in the future or may ban the use of certain ingredients. We believe we are operating in substantial compliance with, or taking action aimed at ensuring compliance with, these laws and regulations. Compliance with these regulations and the obtaining of registrations does not assure, however, that our products will not cause injury to the environment or to people under all circumstances.

  Environmental regulations may affect us by restricting the manufacturing or use of our products or regulating their disposal. Regulatory or legislative changes may cause future increases in our operating costs or otherwise affect operations. Although we believe we are and have been in substantial compliance with such regulations and have strict internal guidelines on the handling and disposal of our products, there is no assurance that in the future we may not be adversely affected by such regulations or incur increased operating costs in complying with such regulations. However, neither the compliance with regulatory requirements nor our environmental procedures can ensure that we will not be subject to claims for personal injury, property damages or governmental enforcement. For a discussion of potential environmental issues arising from a fire in our Phoenix distribution facility, please see Item 3-Legal Proceedings.

                               EXECUTIVE OFFICERS

  Certain information regarding the executive officers of the Company is set forth below:

           Name             Age                             Position
           ----             ---                             ---------
William E. Brown...........  59  Chairman of the Board and Chief Executive Officer

Glenn W. Novotny...........  53  President, Chief Operating Officer and Director

Lee D. Hines, Jr...........  54  Vice President, Chief Financial Officer, Secretary and Director

Brooks M. Pennington III...  46  Chief Executive Officer of Pennington Seed, Inc. and Director


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

  Lee D. Hines, Jr. has been the Chief Financial Officer and Secretary of the Company since January 2000, a position he previously held from 1991 until 1993. Mr. Hines began his business career with the Chase Manhattan Bank in New York as a domestic and international lending officer and International Trade Specialist. From 1978 to 1982, he served as Vice President Finance and Chief Financial Officer of Vivitar Corporation. Following his tenure at Vivitar, Hines held the position of Chief Financial Officer of Applause, Inc. until 1987. From 1988 to 1990, he served as President and Chief Executive Officer of International Tropic-Cal, a designer, manufacturer and distributor of sunglasses and women's hair accessories. From 1993 until January 2000, Mr. Hines was a self-employed consultant.

  Brooks M. Pennington III joined the Company in February 1998 when the Company acquired Pennington. Mr. Pennington has been the President and Chief Executive Officer of Pennington since June 1994.

Item 2. Properties

  Central currently operates 25 manufacturing facilities totaling approximately 3,083,000 square feet and 32 distribution facilities totaling approximately 3,385,000 square feet. Most distribution centers consist of office and warehouse space, and several large bays for loading and unloading. Each distribution center provides warehouse, distribution, sales and support functions for its geographic area under the supervision of a regional manager. Central's executive offices are located in Lafayette, California.

  The table below lists Central's Garden Products manufacturing and distribution facilities:

      Clearwater, FL           Laurel, MD            Roll, AZ *
      Columbia, SC  *         Lebanon, OR *       San Leandro, CA (2)
      Cullman, AL *           Little Rock, AR *     Shady Dale, GA *
      Eatonton, GA *          Longmont, CO *         Sidney, NE *
      El Centro, CA *         Madison, GA (3) *      Stockton, CA
    Greenfield, MO (3) *        Ontario, CA          Woburn, MA
      Hammond, LA *           Petersburg, VA *
      Houston, TX              Richmond, CA

  * Company owned

  The table below lists Central's Pet Products manufacturing facilities:

     Abilene, KS*             Damascus, OH           Neptune City, NJ
     Chilton, WI*              Fontana, CA              Rialto, CA*
    Cressona, PA*             Franklin, WI *
    Dallas, TX (2)*           Hauppauge, NY*

  * Company owned

  The table below lists Central's Distribution facilities:

     Algona, WA              Houston, TX           Portland, OR (2)
     Atlanta, GA             Mahwah, NJ           Sacramento, CA (2)
   China Grove, NC           Miami, FL          Santa Fe Springs, CA (2)
    Dallas, TX (2)       New Orleans, LA          Salt Lake City, UT
     Denver, CO              Orlando, FL               Tampa, FL

  Central's leases generally expire between 2001 and 2008. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses.
In addition to the facilities that are owned, Central's fixed assets are comprised primarily of trucks and warehousing, transportation and computer equipment. Central currently operates a fleet of approximately 225 trucks most of which are leased. During Central's peak season it rents additional trucks.

Item 3. Legal Proceedings

  TFH Litigation. In December 1997, the Company acquired all of the stock of TFH Publications, Inc. In connection with the transaction, the Company made a $10 million loan to the sellers, which was evidenced by a Promissory Note. In September 1998, the prior owners of TFH brought suit against the Company and certain executives of the Company for damages and relief from their obligations under the Promissory Note, alleging, among other things, that the Company's failure to properly supervise the TFH management team had jeopardized their prospects of achieving the earnouts. The Company believes that these allegations are without merit. The Company counterclaimed against the prior owners for enforcement of the Promissory Note, damages and other relief, alleging, among things, fraud, misrepresentation and breach of fiduciary duty by the prior owners of TFH. These actions, Herbert R. Axelrod and Evelyn Axelrod v. Central Garden & Pet Company; Glen S. Axelrod; Gary Hersch; William E. Brown; Robert B. Jones; Glen Novotny; and Neill Hines, Docket No. MON-L-5100-99, and TFH Publications, Inc. v. Herbert Axelrod et al., Docket No. L-2127-99 (consolidated cases), are in the New Jersey Superior Court. There is no trial date at this time.

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

  Scotts and Pharmacia Litigation. On June 30, 2000, The Scotts Company filed suit against Central to collect the purchase price of certain lawn and garden products previously sold to Central. Central has withheld payments to Scotts of approximately $17 million on the basis of claims it has against Scotts - including amounts due for services and goods previously supplied by Central and not yet paid for by Scotts. This action, The Scotts Company v. Central Garden & Pet Company, Docket No. C2 00-755, is in the United States District Court for the Southern District of Ohio, Eastern Division. On July 3, 2000, Pharmacia Corporation (formerly known as Monsanto Company) filed suit against Central seeking an accounting and unspecified amounts allegedly due Pharmacia under the four-year alliance agreement between Central and Pharmacia which expired in September 1999, as well as damages for breach of contract. This action, Pharmacia Corporation v. Central Garden & Pet Company, Docket No. 00CC-002253 Q CV, is in the Circuit Court of St. Louis County, Missouri. Central has filed motions in both the Scotts and Pharmacia actions to have those cases dismissed or stayed. Central's motion in the Scotts action is still pending. In the Pharmacia action, the court denied Central's motion to stay but granted Central's request that Scotts be joined as a party.

  Central believes that the reconciliation of all accounts and claims with Pharmacia and Scotts will not result in additional charges to Central. Further, Central believes it has substantial counterclaims and rights of offset against both Scotts and Pharmacia, as well as meritorious defenses, and intends to vigorously contest both suits. However, Central cannot assure you that the resolution of this litigation will not have a material adverse effect on its results of operations, financial position and/or cash flows.

  On July 7, 2000, Central filed suit against Scotts and Pharmacia seeking damages and injunctive relief as well as restitution for, among other things, breach of contract and violations of the antitrust laws by Scotts and Pharmacia. This action, Central Garden & Pet Company, a Delaware Corporation v. The Scotts Company, an Ohio corporation; and Pharmacia Corporation, formerly known as Monsanto Company, a Delaware corporation, Docket No. C 00 2465, is in the United States District Court for the Northern District of California. On October 26, 2000, the federal district court issued an order denying, for the most part, Pharmacia's motion to dismiss Central's federal antitrust claims. Central was given leave to file an amended federal complaint to clarify certain of its allegations. Central filed a first amended complaint on November 14, 2000. The federal district court's October 26 order also ruled that it did not have jurisdiction over Central's state law claims and that such claims should be adjudicated in a state court. On October 31, 2000, Central filed an action entitled Central Garden & Pet Company v. The Scotts Company and Pharmacia Corporation, Docket No. C00-04586 in Contra Costa Superior Court asserting various state law claims, including the claims previously asserted in the federal action.

  Phoenix Fire. On August 2, 2000, a fire destroyed the Company's leased warehouse space in Phoenix, Arizona, and an adjoining warehouse space leased by a third party. The adjoining warehouse tenant, the building owner, and nearby businesses have presented claims for property damage and business interruption. Local residents have filed, but not yet served, a purported class action lawsuit alleging claims for bodily injury and property damage as a result of the fire. In addition, the Arizona Department of Environmental Quality is monitoring the cleanup operations and has asked the Company, the building owner and the adjoining warehouse tenant to submit a plan for assessing whether the fire and fire suppression efforts may have caused environmental impacts to soil, groundwater and/or surface water. The overall amount of the damages to all parties caused by the fire, and the overall amount of damages which the Company may sustain as a result of the fire, have not been quantified. At the time of the fire, the Company maintained property insurance covering losses to the leased premises, the Company's inventory and equipment, and loss of business income. The Company also maintained insurance providing $51 million of coverage (with no deductible) against third party liability. The Company believes that this insurance coverage will be available with respect to third party claims against the Company if parties other than the Company are not found responsible. The precise amount of the damages sustained in the fire, the ultimate determination of the parties responsible and the availability of insurance coverage are likely to depend on the outcome of complex litigation, involving numerous claimants, defendants and insurance companies.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

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

Fiscal 1999                                      High       Low
                                                 -----     -----
  First Quarter................................  22.81     12.25
  Second Quarter...............................  17.50     12.78
  Third Quarter................................  16.88     10.25
  Fourth Quarter...............................  10.88      7.50
Fiscal 2000
  First Quarter................................   9.63      6.75
  Second Quarter...............................  10.69      8.06
  Third Quarter................................  13.00      7.75
  Fourth Quarter...............................  10.50      6.44

  As of September 30, 2000, there were approximately 143 holders of record of the Company's Common Stock and 6 holders of record of the Company's Class B Stock.

  Central has not paid any cash dividends on its common stock in the past. Central currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. In addition, Central's line of credit restricts its ability to pay dividends. See Note 5 of Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data

  The following selected income statement and balance sheet data of Central as of and for the fiscal years ended September 28, 1996, September 27, 1997, September 26, 1998, September 25, 1999 and September 30, 2000 have been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with "Item 8 -Financial Statements and Supplemental Data - Consolidated Financial Statements of the Company and related Notes thereto and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                          Fiscal Year Ended
                                           -------------------------------------------------------------------------------
                                             September 28,   September 27,   September 26,   September 25,   September 30,
                                                 1996            1997            1998            1999            2000
                                           ---------------  --------------  --------------  --------------  --------------
                                                            (in thousands, except per share data)
Income Statement Data:
Net sales (1)(2)...........................  $619,622        $839,498         $1,293,330       $1,534,523       $1,355,151
Cost of goods sold and occupancy (3).......   535,189         694,925          1,009,143        1,187,722        1,010,106
                                             --------        --------         ----------       ----------       ----------
  Gross profit.............................    84,433         144,573            284,187          346,801          345,045
Selling, general and administrative
 expenses (4)..............................    66,945         109,160            213,114          289,379          303,112
Other charges (3)(4).......................         -               -              6,903            2,708           27,156
                                             --------        --------         ----------       ----------       ----------
Income from operations.....................    17,488          35,413             64,170           54,714           14,777
Interest expense - net.....................    (4,061)         (6,554)            (7,609)         (12,087)         (22,551)
Other income (2)...........................     1,038           1,509              1,534            1,106            1,176
                                             --------        --------         ----------       ----------       ----------
Income (loss) before income taxes..........    14,465          30,368             58,095           43,733           (6,598)
Income tax expense.........................     6,017          12,765             24,402           19,243            5,215
                                             --------        --------         ----------       ----------       ----------
Net income (loss)..........................  $  8,448        $ 17,603         $   33,693       $   24,490       $  (11,813)
                                             ========        ========         ==========       ==========       ==========
Net income (loss) per common share:
 Basic.....................................  $   0.74        $   1.11         $     1.18       $     0.90       $    (0.63)
 Diluted...................................  $   0.71        $   1.07         $     1.15       $     0.89       $    (0.63)
Weighted average shares
 outstanding:
 Basic.....................................    11,430          15,832             28,502           27,328           18,786
 Diluted...................................    11,904          19,970             33,007           27,437           18,786

                                            September 28,   September 27,   September 26,   September 25,   September 30,
                                                 1996            1997            1998            1999            2000
                                           ---------------  --------------  --------------  --------------  --------------
Balance Sheet Data:
Working capital............................  $ 95,670        $253,926         $  277,713       $  169,628       $  121,128
Total assets...............................   283,664         559,043            928,700          955,830          947,418
Short-term borrowings......................    29,508              72              8,095           97,368          134,516
Long-term borrowings.......................     7,635         115,200            125,125          123,898          148,242
Shareholders' equity.......................   129,559         281,807            588,774          495,727          463,947

----------------
(1) See Management's Discussion and Analysis of Financial Condition and Results of Operations herein for a discussion of sales fluctuations related to internal growth and business acquisitions for fiscal years 2000, 1999 and 1998.
(2) Reflects the reclassification of $1.5 million, $1.5 million, and $1.1 million of earnings attributable to an equity-method investee from Net sales to Other income, for fiscal 1997, 1998 and 1999, respectively.
(3) Reflects the reclassification of $4.9 million of charges to reduce the carrying value of inventory to its estimated recoverable value from Other charges to Cost of goods sold and occupancy for fiscal 1999.
(4) Reflects the reclassification of $4.1 million of exit-related costs incurred during the close down process of various facilities from Other charges to Selling, general and administrative expenses for fiscal 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  In fiscal 2000, Central's operations were grouped into three business segments, the lawn and garden branded products business ("Garden Products"), the pet branded products business ("Pet Products") and the distribution business ("Distribution"). For fiscal 2000, Garden Products, Pet Products and Distribution accounted for approximately 30%, 18% and 52%, respectively, of consolidated net sales. These businesses accounted for income (loss) from operations before other charges and the allocation of certain corporate costs and eliminations of $51.3 million, $32.7 million and $(12.1) million, respectively, in fiscal 2000.

  Historically, our lawn and garden distribution operations had a substantial impact on our results of operations. In response to the expiration of the Solaris Agreement in September 1999 and the discontinuance of our distribution relationship with Scotts in September 2000, we have substantially downsized our lawn and garden distribution operations. On December 19, 2000, Central announced that it will reorganize its garden and pet businesses. Under the reorganization, Central's garden products and distribution businesses will become one operating unit, while its pet products and distribution businesses will become another operating unit.

  Garden Products and Pet Products. Branded products businesses, such as Garden Products and Pet Products, typically operate with higher margins associated with greater value added activities involved in design, manufacturing, and dedicated marketing and sales functions.

  From fiscal 1998 to fiscal 2000, net sales, before corporate eliminations, associated with the Garden Products and Pet Products segments grew from $436.9 million to $701.8 million, with income from operations before other charges and the allocation of certain corporate costs and eliminations of $49.9 million
and $84.0 million, respectively.   Net sales, before corporate eliminations,
associated with Distribution during this same period declined from $887.5 million to $711.2 million, while income (loss) from operations before other charges and the allocation of certain corporate costs and eliminations decreased from income of $38.5 million to a loss of $12.1 million during the same period. As a result of these trends, we expect our results of operations in fiscal 2001 and beyond to be more reflective of our Garden Products and Pet Products businesses.

  Distribution. From October 1, 1995 to September 30, 1999, Distribution sold Solaris products nationwide, pursuant to an exclusive distribution agreement (the "Solaris Agreement"). Management believes that the relationship with Solaris embodied in the Solaris Agreement had a substantial impact on our results of operations. Management believes that sales of products purchased from Solaris, previously our largest supplier, accounted for approximately 43% of Distribution's net sales and 27% of Central's net sales during fiscal 1999.

  Under the Solaris Agreement, Distribution, in addition to serving as the master agent and master distributor of Solaris products, provided a wide range of value-added services including logistics, order processing and fulfillment, inventory distribution and merchandising. However, Solaris continued to negotiate its sales prices directly with its direct sales accounts. As a result of the Solaris Agreement, a majority of our sales of Solaris products were derived from sales to direct sales accounts, whereas in 1995 and prior, a majority of our sales of Solaris products were made by us as a traditional distributor. Direct accounts were customers to whom Central sold Solaris and other manufacturers' products and performed certain in-store services, the extent of these services varied based upon the agreement between the retailer, Central and Solaris. Central also sold products to these same customers as a traditional distributor. The services provided to these direct customers were similar in nature to those services performed for all other traditional accounts. During fiscal 2000, 1999 and 1998, Distribution's sales to customers designated as direct accounts which also purchased products as traditional accounts, totaled approximately $314 million, $458 million and $351 million, respectively. Of these amounts, approximately 31%, 49% and 52%, respectively, were made to such customers as direct accounts. The gross profit generated from sales to customers as direct accounts were similar to the gross profit on similar sized customers to whom the Company sold to as traditional accounts.

  The Solaris Agreement required Central to be responsible for purchasing, products as a traditional distributor, Central was required to maintain significantly higher inventory levels throughout its distribution network to accommodate these expanded sales activities.

  In January 1999, Pharmacia sold its Solaris lawn and garden business exclusive of its Roundup(R) herbicide products for consumer use to Scotts and entered into a separate, long-term, exclusive agreement pursuant to which Pharmacia continues to make Roundup herbicide products for consumer use and Scotts markets the products. Beginning October 1, 1999, Scotts began to distribute Ortho(R) and Roundup(R) products through a system that involved a combination of distributors, of which we were the largest, as well as through direct sales by Scotts to certain major retailers. In addition, Scotts began to sell Miracle-Gro(R) directly to certain retailers.

  Effective September 30, 2000, Scotts discontinued its distribution relationship with Central. The affected products included Scotts(R), Ortho(R) and Miracle-Gro(R) products and consumer Roundup(R) products manufactured by Pharmacia for which Scotts acts as Pharmacia's exclusive sales agent. For Central's fiscal year ended September 30, 2000, the revenue attributable to the affected products was approximately $176 million. The gross profit associated with these sales in fiscal 2000 was estimated to be $27 million based on historical customer profitability. We expect this loss of gross profit to be partially offset in fiscal 2001 with expense reductions.

  Due to the termination of the Scotts' distribution relationship, we have taken actions to downsize our lawn and garden distribution operations to reflect business levels for the fiscal year 2001. As a result, we have recorded charges of $27.5 million in the fiscal year ending September 30, 2000 as described below under "Fiscal 2000 Compared with Fiscal 1999."

  The sale of the Solaris business by Pharmacia, the expiration of the Solaris Agreement and termination of the Scotts distribution relationship subject our distribution business to significant uncertainties. These include the resolution of all payments due between us and Pharmacia under the Solaris Agreement, such as the amounts receivable from Pharmacia for cost reimbursements and payments for cost reductions; the amounts payable to Pharmacia for inventory; and responsibility for obsolete inventory and for non-payment by Solaris' sub-agents. Scotts and Pharmacia have each initiated litigation against Central arising out of the prior distribution relationship. In addition, Central has filed suit against Scotts and Pharmacia seeking damages and injunctive relief as well as restitution for, among other things, breach of contract and violations of the antitrust laws by Scotts and Pharmacia. Each of these cases is in its early stage. For this reason and because of the uncertainties inherent in complex litigation, it is not currently possible to make an assessment of the potential impact, losses or gains that may arise out of these cases individually or collectively. Central believes that the reconciliation of all accounts and claims with Pharmacia and Scotts will not result in additional charges to Central. Further, Central believes it has substantial counterclaims and rights of offset against both Scotts and Pharmacia, as well as meritorious defenses, and intends to vigorously contest both suits. However, central cannot assure you that the resolution of this litigation will not have a material adverse effect on its results of operations, financial position and/or cash flows.

Results of Operations

  The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                                  Fiscal Year Ended
                                                    -----------------------------------------------
                                                     September 30,   September 25,   September 26,
                                                         2000            1999            1998
                                                    --------------  --------------  ---------------
Net sales..........................................     100.0%          100.0%          100.0%
Cost of goods sold and occupancy...................      74.5%           77.4%           78.0%
                                                     --------        --------        --------
Gross profit.......................................      25.5%           22.6%           22.0%
Selling, general and administrative................      22.4%           18.9%           16.5%
Other charges......................................       2.0%            0.2%            0.5%
                                                     --------        --------        --------
Income from operations.............................       1.1%            3.6%            5.0%
Interest expense, net..............................      (1.7)%          (0.8)%          (0.6)%
Other income.......................................       0.1%            0.1%            0.1%
Income tax expense.................................       0.4%            1.3%            1.9%
                                                     --------        --------        --------
Net income (loss)..................................      (0.9)%           1.6%            2.6%
                                                     ========        ========        ========

Fiscal 2000 Compared with Fiscal 1999

  Net sales for fiscal 2000 decreased by 11.7% or $179.3 million to $1,355.2 million from $1,534.5 million for fiscal 1999. The decrease was primarily due to a $261.4 million decrease in Distribution sales (primarily attributable to reduced Solaris sales) being partially offset by a $58.6 million increase in Garden Products sales ($29.7 million attributable to the businesses acquired - Norcal Pottery, acquired in January 1999; Unicorn Laboratories, acquired in December 1999; and the Amdro and Image product lines, acquired in March 2000), together with a $26.0 million increase in Pet Products sales.

  Gross profit decreased by $1.8 million or 0.5% from $346.8 million during fiscal 1999 to $345.0 million for fiscal 2000. Gross profit as a percentage of net sales increased from 22.6% for fiscal 1999 to 25.5% for fiscal 2000. The decrease in gross profit dollars was principally related to a $26.7 million decrease in Distribution's gross profit partially offset by a $25.2 million increase in Garden Products' and Pet Products' gross profit. As a result of resizing our lawn and garden distribution operations, the carrying value of inventory at the distribution centers to be closed was evaluated to determine what products could be moved to the locations remaining open, how much of it would represent significant overstock and what products would have to be liquidated at the individual distribution centers. This evaluation resulted in a write-down of lawn and garden inventory of $7.5 million to adjust such inventory to its estimated fair value. This write-down resulted in an increase in cost of goods sold and occupancy of $2.6 million in fiscal 2000 compared with the inventory write-down of $4.9 million recorded in fiscal 1999. Excluding Distribution, gross profit dollars from existing operations increased by $13.0 million. The increase in gross profit as a percentage of net sales was primarily the result of an increase in Distribution's gross profit percentage combined with a larger proportion of higher margin branded product sales relative to total sales. The increased Distribution gross profit percentage was primarily the result of the reduction in sales of low margin Solaris products principally to retailers' distribution centers. Garden Products' and Pet Products' gross profit percentages remained relatively constant.

  Selling, general and administrative expenses increased $13.7 million, or 4.7% from $289.4 million during fiscal 1999 to $303.1 million for fiscal 2000. Of the $13.7 million increase, approximately $8.3 million was attributed to newly acquired businesses. As a percentage of net sales, selling, general and administrative expenses increased from 18.9% during fiscal 1999 to 22.4% for fiscal 2000. Selling and delivery expenses increased by $3.2 million from $148.0 million in fiscal 1999 to $151.2 million in fiscal 2000. Of this increase, $3.7 million related to newly acquired businesses. These increases were offset by a decrease from existing operations of $0.5 million primarily attributable to a $6.7 million decrease in lawn and garden distribution operations resulting from lower sales, offset by a $6.2 million increase principally related to Pennington as a result of increased coop and media advertising, and expanded use of common freight carriers coupled with increased fuel costs. Facilities expense totaled $14.4 million in both fiscal 1999 and 2000. This results from an increase in costs associated with newly acquired businesses of $0.3 million, offset by a reduction in costs associated with existing operations of $0.3 million. The decrease in existing operations related principally to lawn and garden distribution operations resulting from certain facilities which were closed during fiscal 1999. Warehouse and administrative expense increased $10.5 million from $127.0 million in fiscal 1999 to $137.5 million in fiscal 2000. Of this increase, $4.3 million related to newly acquired businesses. The increase from existing operations, $6.2 million, related principally to increases in legal and professional fees of $5.3 million related to our strategic planning and evaluation process, increases in corporate personnel and related travel of $0.7 million and $0.2 million in additional corporate office space costs.

  In September 2000, the Company recorded $27.5 million of charges resulting from workforce reductions, employee benefit obligations, facility closures, and asset impairments that were necessary due to the termination of the Company's distribution arrangement with The Scotts Company and other anticipated sales decreases in the Distribution business. These charges were offset by the reversal of $0.3 million of certain exit-related costs recorded in connection with the fiscal 1998 restructuring plan for which the Company was no longer obligated.

  As a result of the fiscal 2000, and anticipated future, sales decreases in the Distribution segment, the Company initiated a plan to close 13 distribution centers and reduce its workforce which is expected to be completed by the second quarter of fiscal 2001. In connection with this plan, the Company recorded a severance charge of $1.1 million associated with the termination of 309 employees, primarily in the sales force and distribution centers. Severance of $0.7 million was paid to 196 employees terminated during fiscal 2000, with the balance expected to be paid to employees who will be terminated in fiscal 2001. In connection with the facilities closures, $3.6 million was accrued for estimated lease costs, and $0.2 million for estimated property tax and facilities maintenance costs, that the Company is obligated to pay for periods subsequent to closure. The Company expects to complete the facility closures by the end of the second quarter of fiscal 2001. The Company also recorded an $0.8 million impairment charge to reduce certain facility assets to their estimated fair value based on an independent appraisal, and an $0.8 million provision for estimated uncollectible receivables from customers of the closed facilities.

  In addition, as a direct result of the termination of the distribution relationship with The Scotts Company, the Company recorded a charge of $4.7 million as the Company became obligated to make cash payments which were guaranteed to certain employees in the event of such termination. These payments will be paid during fiscal 2001.

  As a result of the events described above, management has reevaluated the recoverability of the intangible assets in the Distribution segment. Based on an evaluation of estimated future cash flows associated with affected facilities, the Company determined that goodwill and certain trademarks were impaired, and accordingly recorded charges of $15.7 million and $0.6 million, respectively, to reduce those assets to estimated fair values.

  Remaining reserve balances totaling $9.5 million are included in the Consolidated Balance Sheet within the category "accounts payable" and "accrued expenses" comprised of $0.2 million associated with "Other Charges" recorded in the year ended September 26, 1998; $0.4 million associated with "Other Charges" recorded in the year ended September 25, 1999; and $8.9 million associated with "Other Charges" recorded in the year ended September 30, 2000. With respect to each of these amounts: (1) the reserve balance of $0.2 million associated with the fiscal 1998 charges was the net result of severance payments of $1.0 million made to 168 terminated employees, all of which was paid in 1998, exit related and other costs totaling $3.9 million (principally lease payments), of which $3.2 million was paid in 1998, $0.3 million was paid in 1999 and $0.1 million paid in 2000, and $0.3 million of reserves which were reversed in fiscal 2000 that were no longer required related to costs associated with these exit activities. The remainder of the costs associated with this reserve will be incurred in the first quarter of 2001; (2) the reserve balance of $0.4 million associated with the fiscal 1999 charges was the net result of severance payments of $0.6 million made to 113 terminated employees. Of the $0.6 million of severance, $0.2 million was paid in 1999 and $0.4 million was paid in 2000. The remaining exit costs associated with this plan will be incurred during fiscal 2001; and (3) the reserve balance of $8.9 million associated with the fiscal 2000 charges is associated with severance payments of $0.4 million and the exit costs of $8.5 million which will be paid during fiscal year 2001.

  Net interest expense for the year ended September 30, 2000 increased by $10.5 million to $22.6 million from $12.1 million for the year ended September 25,1999. The increase is due to higher average outstanding short-term debt resulting principally from the Company's stock repurchase program and the businesses acquired. During the year ended September 30, 2000, the Company repurchased 2,890,900 shares of its stock for a total cost of approximately $21.7 million, primarily through the use of its revolving credit facility.

  Average short-term borrowings for the year ended September 30, 2000 were $176.9 million compared with $65.8 million for the year ended September 25,1999. The average short-term interest rates for the years ended September 30, 2000 and September 25, 1999 were 8.8% and 7.5%, respectively.

  During fiscal 2000 the Company recognized tax expense of $5.2 million on a pre-tax loss of $6.6 million primarily as the result of non-deductible charges, primarily goodwill amortization and impairment charges, recorded during the year.

Fiscal 1999 Compared with Fiscal 1998

  Net sales for fiscal 1999 increased by 18.6% or $241.2 million to $1,534.5 million from $1,293.3 million for fiscal 1998. Of the $241.2 million increase, approximately $132.7 million was attributable to businesses acquired. Of the increase related to our existing business, approximately $85.2 million was attributable to Distribution, $28.4 million to Garden Products, offset by a decrease of $5.5 million attributable to Pet Products.

  Gross profit increased by 22.0% or $62.6 million from $284.2 million during fiscal 1998 to $346.8 million for fiscal 1999. Gross profit as a percentage of net sales increased from 22.0% for fiscal 1998 to 22.6% for fiscal 1999. Of the $62.6 million increase in gross profit, approximately $15.1 million was attributable to our existing businesses. The $15.1 million increase included a write down of $4.9 million related to (1) $4.6 million reduction in the carrying value of inventory to be returned to Solaris to its estimated realizable value, computed based on the difference between the manufacturer's list price for such product and Central's carrying value, and (2) $0.3 million attributable to certain inventory and supplies of our closed facilities which were determined to be economically impractical to use at our other facilities. The increase in gross profit as a percentage of net sales is the result of a larger proportion of Garden Products and Pet Products sales relative to total sales in fiscal 1999 compared to fiscal 1998.

  For fiscal 1999, selling, general and administrative expenses increased by $76.3 million to $289.4 million from $213.1 million for fiscal 1998, an increase of 35.8%. Of the $76.3 million increase, approximately $33.9 million related to newly acquired operations. As a percentage of net sales, selling, general and administrative expenses increased from 16.5% in fiscal 1998 to 18.9% in fiscal 1999. Selling and delivery expenses increased by $31.5 million from $116.5 million in fiscal 1998 to $148.0 million in fiscal 1999. Of this increase, $13.6 million related to newly acquired businesses. The increase from existing operations, $17.9 million, related principally to (1) $15.4 million due to increased sales volume, (2) $1.6 million due to increased store service personnel, and (3) $1.5 million for expanded use of common freight carriers. The increase of $17.9 million was net of $0.6 million of expenses incurred in fiscal 1998 as part of the closure of certain distribution facilities. Facilities expenses increased by $4.1 million from $10.3 million in fiscal 1998 to $14.4 million in fiscal 1999. Of this increase, $0.4 million related to newly acquired businesses. The increase from existing operations, $3.7 million, was primarily attributable to $4.7 million of costs resulting from expanding our total square footage of warehouse space, principally in our distribution segment. The $3.7 million increase was net of $1.0 million related to costs incurred in fiscal 1998 as part of the closure of certain of our distribution facilities. Warehouse and administrative expenses increased by $40.7 million from $86.3 million in fiscal 1998 to $127.0 million in fiscal 1999. Of this increase, $19.9 million related to newly acquired businesses. The increase from existing operations, $20.8 million, was principally related to: (1) $14.0 million due to increased sales volume, including $2.5 million of additional bad debt expense related to a bankruptcy, (2) $3.4 million related to product development and packaging design and testing for both Pet Products and Garden Products segments, (3) $1.4 million related to computer conversion costs for certain older systems acquired in acquisitions, and expanded use of data communication lines to link all of our computer systems, (4) $2.8 million related to increased medical insurance and legal and professional costs, and (5) $1.7 million increase in amortization of goodwill. The 20.8 million increase was net of $2.5 million related to costs incurred in fiscal 1998 as part of the closure of certain of our distribution facilities.

  In September 1999, the Company recorded other charges totaling $2.7 million related to the resizing of our Distribution operations and costs incurred associated with the expiration of the Solaris Agreement. The resizing of our Distribution operations was made to reflect the fact that our sales volume of Solaris products in fiscal 2000 was expected to be reduced from the volume in fiscal 1999 by an estimated $200-$250 million. In order to minimize the impact of this loss of revenue, the Company initiated plans to close its distribution centers located in Visalia, California; McAlester, Oklahoma; and Albuquerque, New Mexico. Customers primarily serviced by these locations were assigned to other Company facilities. Accordingly, the Company recorded charges totaling $2.5 million, which included a $1.5 million reduction in the carrying value of a building and certain facility assets which would no longer be used and were disposed of during fiscal 2000, $0.6 million for severance costs associated with a workforce reduction, $0.3 million for lease costs and $0.1 million for property taxes and facilities maintenance costs to be paid by the Company during the periods subsequent to the termination of operations. These actions were expected to somewhat mitigate the impact of lost profits associated with the Solaris Agreement by reducing future selling, general and administrative expenses by approximately $2.3 million annually, partially beginning in fiscal 2000, to keep such costs in line with projected operating levels. Of the remaining $0.2 million in charges, $0.1 million related to a reserve established for estimated non-collectible amounts due from distributors involved in the Solaris program, and $0.1 related to post-closure facility lease obligations of the Company's facility which warehoused only inventory received under the Solaris Agreement which was closed upon the expiration of the Agreement.

  For the year ended September 26, 1998, the Company recorded other charges totaling $6.9 million. Of these charges, $2.6 million related to the closure of 11 of the Company's distribution centers. Of the $2.6 million of exit-related costs, $1.0 million related to severance costs associated with a workforce reduction, $0.7 million to write off certain inventory and supplies which were determined to be economically impractical to use at other Company facilities, $0.5 million for the disposal of improvements and equipment, $0.3 million for lease costs and $0.1 million for property taxes and facilities maintenance costs to be paid by the Company during the periods subsequent to the termination of operations. Of the 11 distribution centers which were closed, seven were related to Distribution's pet supplies business; five in the Western U.S. and two in the Northeast market. The closure and consolidation of these distribution centers into other existing distribution centers was principally due to the acquisition of regional pet retailers by two major pet retailers, and in the Northeast market the decision by one major retailer to purchase a larger percentage of their products directly from manufacturers into its retail store locations or distribute these products through internal distribution centers. As a result of these actions, the overall market for the Company's pet supplies business in these geographic areas was reduced. The Company believes that the closure of these locations enabled it to serve its customer base more cost effectively. The closure of two of the Company's Southern California lawn and garden distribution centers was done in conjunction with the transfer of certain business previously shipped from the Company's Central California facility. The operations of these three distribution centers were consolidated into a larger existing facility in Southern California. The Company believes that the move has reduced shipping costs within California while at the same time provide better service to its customers. The remaining distribution centers which were closed related to the Company's vegetable seed distribution operation in Celaya, Mexico, and the consolidation of the Pennington Seed operation in Arkansas into the Company's distribution center in Arkansas. The Celaya distribution center was part of a larger acquisition made by the Company several years ago. Since the sale of vegetable seed has never been part of the Company's core business and revenues have remained modest with little growth potential, the Company elected to exit this business. These actions were expected to reduce the impact of lost profits associated with the loss of customers due to the above events by reducing future selling, general and administrative expenses by approximately $3.0 million annually to keep such costs in line with projected operating levels. These cost reductions were realized beginning in fiscal 1999. Of the remaining $4.3 million charge, $2.2 million relates to costs associated with professional and due diligence expenses principally related to a potential major acquisition that was not completed. The remaining $2.1 million relates to package design and product launch costs incurred pursuant to a test program initiated and completed in fiscal 1998 which are not expected to recur in future years.

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

  The Company's effective income tax rate for 1999 was 44% compared with 42% for fiscal 1998. The increase in the effective tax rate results principally from non-deductible goodwill amortization being a higher percentage of taxable income than was the case in fiscal 1998.

New Accounting Pronouncements

  See Note 1, "Organization and Significant Accounting Policies" in the accompanying consolidated financial statements.

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

  Historically, the Company's business has been highly seasonal and its working capital requirements and capital resources tracked closely to this seasonal pattern. During the first fiscal quarter accounts receivable reach their lowest level while inventory, accounts payable and short-term borrowings begin to increase. Since the Company's short-term credit line fluctuates based upon a specified asset borrowing base, this quarter is typically the period when the asset borrowing base is at its lowest and consequently the Company's ability to borrow is at its lowest. During the second fiscal quarter, receivables, accounts payable and short-term borrowings begin to increase, reflecting the build-up of inventory and related payables in anticipation of the peak selling season. During the third fiscal quarter, principally due to the Solaris

Agreement for the period between October 1, 1995 and September 30, 1999, inventory levels remained relatively constant while accounts receivable peaked and short-term borrowings started to decline as cash collections were received during the peak-selling season. During the fourth fiscal quarter, inventory levels were at their lowest, and accounts receivable and payables were substantially reduced through conversion of receivables to cash. As a result of the termination of the Solaris agreement and the associated reduction in Distribution sales as a percentage of overall sales, this seasonal pattern is expected to be less significant in the future.

  The Company's businesses service two broad markets: lawn and garden and pet supplies. The pet supplies businesses basically deal with products that have a year round selling cycle with very little change quarter to quarter. As a result, it is not necessary to carry large quantities of inventory to meet peak demands. Additionally, this level sales cycle eliminates the need for manufacturers to give extended credit terms to either distributors or retailers. On the other hand, the Company's garden distribution business is highly seasonal with approximately 70% of its sales occurring during the fiscal second and third quarters. For many manufacturers of garden products this seasonality requires them to move large quantities of their product well ahead of the peak selling periods. To encourage distributors to carry large amounts of inventory, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.

  The Company generated cash from operating activities of $40.1 million during fiscal 2000, which declined from $63.6 million during fiscal 1999, primarily due to the decline in sales volume during the year. Net cash used in investing activities of $51.1 million resulted from acquisitions of new companies and the acquisition of office and warehouse equipment, including computer hardware and software. Cash generated from financing activities of $8.7 million consisted principally of net borrowings of $29.9 million under the Company's lines of credit, partially offset by payments of $21.7 million to reacquire shares of the Company's common stock.

  The Company has a $200 million line of credit with Congress Financial Corporation (Western). The available amount under the line of credit fluctuates based upon a specific asset-borrowing base. The line of credit bears interest at a rate either equal to the prime rate or LIBOR plus 2% at the Company's option, and is secured by substantially all of the Company's assets. At September 30, 2000, the Company had $114.5 million of outstanding borrowings, and had $5.1 million of available borrowing capacity under this line. The Company's line of credit contains certain financial covenants such as minimum net worth and minimum working capital requirements. The line also requires the lender's prior written consent to any acquisition of a business. In connection with the acquisition of one company in fiscal 1998, the Company assumed a $60.0 million line of credit. At September 30, 2000, there were $10.0 million of outstanding borrowings and $50.0 million of available borrowing capacity under this line. Interest related to this line is based on a rate either equal to the prime rate or LIBOR plus .875% at the Company's option.

  Excluding the potential impact of any adverse consequences associated with legal matters discussed in "Item 3. Legal Proceedings", the Company believes that cash flows from operating activities, funds available under its lines of credit, and arrangements with suppliers will be adequate to fund its presently anticipated working capital requirements for the foreseeable future. The Company anticipates that its capital expenditures will not exceed $18.0 million for the next 12 months.

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

Weather and Seasonality

  Historically, the Company's sales of lawn and garden products have been influenced by weather and climate conditions in the markets it serves. Additionally, the Company's business has historically been highly seasonal. In fiscal 2000, approximately 62% of the Company's sales occurred in the first six months of the calendar year. Substantially all of the Company's operating income is typically generated in this period which has historically offset the operating losses incurred during the first fiscal quarter of the year. As a result of the anticipated reduction in Distribution sales as a percentage of overall sales, this seasonal pattern is expected to be less significant in the future.

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

  You should carefully consider the risks described below. We have separated the risks into four groups:

  .  risks that relate to Garden Products;

  .  risks that relate to Pet Products;

  .  risks that relate to Distribution; and

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

  Because demand for lawn and garden products is significantly influenced by weather, particularly weekend weather during the peak gardening season, our results of operations could be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, water shortages or floods. During the last several years, our results of operations were negatively affected by severe weather conditions in some parts of the country. Additionally, our business is highly seasonal, with approximately 72% of our sales in fiscal 2000 occurring during the second and third quarters of the fiscal year. Historically, substantially all of our operating income is generated in this period.

An increase in market prices for grains used to produce bird seed and grass seed could have a negative impact on our operating income.

  Garden Products' financial results depend to a large extent on the cost of raw materials and the ability of Garden Products' to pass along to its customers increases in these costs. In particular, our Pennington subsidiary is exposed to fluctuation in market prices for commodity grains, used to produce bird seed and grass seed. Historically, market prices for commodity grains have fluctuated in response to a number of factors, including changes in United States government farm support programs, changes in international agricultural and trading policies and weather conditions during the growing and harvesting seasons. For example, a significant rise in the white millet acquisition cost in late 2000 and 2001 will have a negative impact on profitability of bird feed products in fiscal 2001, although we do not believe this will be a long-term problem. In the event of any increases in raw materials costs, Garden Products would be required to increase sales prices for its products in order to avoid margin deterioration. We cannot assure you as to the timing or extent of Garden Products' ability to implement future price adjustments in the event of increased raw material costs or as to whether any price increases implemented by Garden Products may affect the volumes of future shipments.

  To protect against changes in market prices, we generally enter into purchase contracts for grains, bird seed and grass seed to cover up to approximately one-third of the purchase requirements for a selling season. Since we hedge only a portion of our purchase requirements, if market prices for grains increase, our cost of production would increase.

Garden Products depends on a few customers, including Wal*Mart and Lowes, for a significant portion of its net sales.

  Garden Products' largest customer is Wal*Mart, which accounted for approximately 42%, 41% and 42% of its net sales for fiscal 2000, fiscal 1999 and fiscal 1998, respectively. Garden Products' second largest customer is Lowes, which accounted for approximately 13%, 10% and 15% of its net sales for fiscal 2000, fiscal 1999 and fiscal 1998, respectively. The loss of, or significant adverse change in, the relationship between us and Wal*Mart or Lowes could cause our net sales and income from operations to decline. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major customer could reduce our income from operations.

                         Risks Relating to Pet Products

Pet Products depends on a few customers, including PETsMART and Petco, for a significant portion of its net sales.

  Pet Products' largest customer is Petco, which accounted for approximately 16%, 9% and 7% of Pet Products' net sales for fiscal 2000, fiscal 1999 and fiscal 1998, respectively. Pet Products' second largest customer is PETsMART, which accounted for approximately 15%, 11% and 10% of Pet Products' net sales for fiscal 2000, fiscal 1999 and 1998, respectively. The loss of, or significant adverse change in, the relationship between Pet Products and Petco or PETsMART could have a material adverse effect on Pet Products' business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or Pet Products' inability to collect accounts receivable from any major customer could have a material adverse impact on our business and financial results.

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

  To protect against changes in market prices, we generally enter into purchase contracts for grains and bird seed to cover up to approximately one-third of the purchase requirements for a selling season. Since we hedge only a portion of our purchase requirements, if market prices for grains increase, our cost of production would increase.

                         Risks Relating to Distribution

Distribution's net sales and operating income are expected to decrease significantly due to the termination of our distribution relationship with Scotts.

  From October 1, 1995 to September 30, 1999, Distribution distributed Solaris product nationwide, pursuant to an exclusive distribution agreement. Sales of products purchased from Solaris, previously our largest supplier, accounted for approximately 43% of Distribution's net sales and 27% of Central's net sales during fiscal 1999. In January 1999, Pharmacia sold its Solaris lawn and garden business exclusive of its Roundup(R) herbicide products for consumer use to Scotts and entered into a separate, long-term, exclusive agreement pursuant to which Pharmacia continues to make Roundup herbicide products for consumer use and Scotts markets the products. Beginning October 1, 1999, Scotts began to distribute Ortho(R) and Roundup(R) products through a system that involves a combination of distributors, of which we were the largest, as well as through direct sales by Scotts to certain major retailers. In addition, Scotts began to sell Miracle-Gro(R) directly to certain retailers.

  Effective September 30, 2000, Scotts discontinued its distribution relationship with Central. The affected products included Scotts(R), Ortho(R) and Miracle-Gro(R) products and consumer Roundup(R) products manufactured by Pharmacia

Corporation (formerly known as Monsanto Company) for which Scotts acts as Pharmacia's exclusive sales agent. For Central's fiscal year ended September 30, 2000, the revenue attributable to the affected products was approximately $176 million. The gross profit associated with these sales in fiscal 2000 was estimated to be $27 million based on historical customer profitability. We expect this loss of gross profit to be partially offset in fiscal 2001 with expense reductions. Due to the termination of the Scotts' distribution relationship, we have taken actions to downsize our lawn and garden distribution operations to reflect business levels for the fiscal year 2001. As a result, we have recorded charges of $27.5 million in the fiscal year ending September 30, 2000. We cannot assure you that we will be able to reduce expenses to offset the loss in revenue from the termination of the Scotts distribution relationship or that our lawn and garden distribution operations will be able to operate profitably at the reduced revenue levels forecasted for fiscal 2001. If our current downsizing efforts are not successful, we may be forced to record additional charges in fiscal 2001, which would decrease our operating results further.

  The sale of the Solaris business by Pharmacia, the expiration of the Solaris Agreement and termination of the Scotts distribution relationship subject our distribution business to significant uncertainties. These include the resolution of all payments due between us and Pharmacia under the Solaris Agreement, such as the amounts receivable from Pharmacia for cost reimbursements and payments for cost reductions; the amounts payable to Pharmacia for inventory; and responsibility for obsolete inventory and for non-payment by Solaris' sub-agents. Scotts and Pharmacia have each initiated litigation against Central arising out of the prior distribution relationship. In addition, Central has filed suit against Scotts and Pharmacia seeking damages and injunctive relief as well as restitution for, among other things, breach of contract and violations of the antitrust laws by Scotts and Pharmacia. Each of these cases is in its early stage. For this reason and because of the uncertainties inherent in complex litigation, it is not currently possible to make an assessment of the potential impact, losses or gains that may arise out of these cases individually or collectively. Central believes that the reconciliation of all accounts and claims with Pharmacia and Scotts will not result in additional charges to Central. Further, Central believes it has substantial counterclaims and rights of offset against both Scotts and Pharmacia, as well as meritorious defenses, and intends to vigorously contest both suits. However, Central cannot assure you that the resolution of this litigation will not have a material adverse effect on its results of operations, financial position and/or cash flows.

Distribution depends on a few customers, including Wal*Mart and Home Depot, for a significant portion of its net sales.

  Distribution's largest customer is Wal*Mart, which accounted for approximately 23% of Distribution's net sales for fiscal 2000 and 22% for fiscal 1999 and 1998. Distribution's second largest customer is Home Depot, which accounted for approximately 4% of Distribution's net sales for fiscal 2000, 11% for fiscal 1999 and 10% in fiscal 1998. During fiscal 2000, Wal*Mart began to have certain products delivered to its internal distribution centers rather than directly to stores, which adversely affected our revenue from these products. Subsequent to the fiscal 2000 year end, Wal*Mart informed Distribution of a number of significant changes in its lawn and garden supplies purchasing programs and procedures for the coming year. These include Wal*Mart's decision to purchase certain lawn and garden supplies directly from a number of manufacturers whose lawn and garden supplies had previously been sold through Distribution; a change from "store door" deliveries of many of the lawn and garden supplies formerly delivered by Distribution to individual Wal*Mart stores to a new procedure whereby Distribution will ship these products to Wal*Mart distribution centers; and Wal*Mart's decision not to have Central Distribution personnel perform lawn and garden supplies merchandising functions inside Wal*Mart stores. As a result of these factors, and the closing of 13 distribution centers associated with the Distribution restructuring, Distribution's sales of lawn and garden supplies to Wal*Mart in 2001 are expected to decline significantly. The Distribution facility closures coupled with the absence of our distributing Scotts products in 2001 has also adversely impacted other customer relationships. The loss of, or further significant adverse change in, the relationship between Distribution and Wal*Mart or Home Depot could have a material adverse effect on our business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major customer could have a material adverse impact on our business and financial results.

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

  Because demand for lawn and garden products is significantly influenced by weather, particularly weekend weather during the peak gardening season, Distribution's revenue and our results of operations could be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, water shortages or floods. During the last several years, our results of operations were negatively affected by severe weather conditions in some parts of the country. Additionally, Distribution's business is highly seasonal, with approximately 64% of its sales in fiscal 2000 occurring during the second and third quarters of the fiscal year. Historically, substantially all of Distribution's operating income is generated in this period.

Because of intense competition, Distribution's product sales generate low margins.

  The lawn and garden and pet supply distribution industries in which we operate are characterized by relatively low profit margins. As a result, Distribution's success is highly dependent upon effective cost and management controls and differentiating its services from those of its competitors. The wholesale lawn and garden and pet supply distribution businesses are highly competitive, with many companies competing principally on the basis of price and service. In addition to competition from other distributors, Distribution also competes with manufacturers and suppliers, like Scotts, that elect to distribute certain of their products directly to retailers, including Distribution's major customers, and private label product suppliers. There can be no assurance that Distribution will not encounter increased competition in the future or will not lose business from major manufacturers that elect to sell their products directly to retailers, either of which could adversely affect our operations and financial results.

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

  .  the effect of acquisitions;

  .  economic stability of retail customers;

  . the final resolution of payments due between us and Pharmacia under the Solaris Agreement, such as the amounts receivable from Pharmacia for cost reimbursements, payments for cost reductions and payments for services; the amounts payable to Pharmacia for inventory; and responsibility for obsolete inventory and for non-payment by Solaris' direct sales accounts; and

  . the extent of lost business from the termination of our distribution relationship with Scotts and our ability to offset the loss of gross profit as a result of the termination through expense reductions and other business growth.

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

  As part of our growth strategy, we aggressively pursue the acquisition of other companies, assets and product lines that either complement or expand our existing business. Acquisitions involve a number of special risks, including the diversion of management's attention to the assimilation of the operations and personnel of the acquired companies, adverse short-term effects on our operating results, integration of financial reporting systems and the amortization of acquired intangible assets. Since 1993, Central has completed over 29 acquisitions. There can be no assurance that we can successfully integrate acquired businesses or that such businesses will enhance our business. We have also had preliminary acquisition discussions with, or have evaluated the potential acquisition of, numerous other companies over the last several years. We are unable to predict the likelihood of a material acquisition being completed in the future. We may seek to finance any such acquisition through additional debt or equity financings, which could result in dilution and additional risk for the holders of our common stock.

  We anticipate that one or more potential acquisition opportunities, including those that would be material, may become available in the near future. If and when appropriate acquisition opportunities become available, we intend to pursue them actively. No assurance can be given that any acquisition by us will or will not occur, that if an acquisition does occur that it will not materially and adversely affect us or that any such acquisition will be successful in enhancing our business. Our future results of operations will also depend in part on our ability to successfully expand internally by increasing the number of new product lines, and to manage any future growth. No assurance can be given that we will be able to obtain or integrate additional product lines or manage any future growth successfully.

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

  As of December 1, 2000, William E. Brown, our Chairman and Chief Executive Officer, controls approximately 48.7% of the voting power of our capital stock and, therefore, can effectively control all matters requiring stockholder approval, including the power to elect all of our directors. Holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast. Holders of common stock are entitled to one vote for each share owned. The holders of Class B stock have approximately 49.9% of the combined voting power, subject to the aforementioned voting restrictions. Holders of Class B stock are likely to be able to elect all of our directors, control our management and policies and determine the outcome of any matter submitted to a vote of our stockholders except to the extent that a class vote of the common stock is required by applicable law. The disproportionate voting rights of the common stock and Class B stock could have an adverse effect on the market price of the common stock. Such disproportionate voting rights may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, a tender offer or a proxy contest, even if such actions were favored by our common stockholders. Accordingly, such disproportionate voting rights may deprive holders of common stock of an opportunity to sell their shares at a premium over prevailing market prices, since takeover bids frequently involve purchases of stock directly from stockholders at such a premium price.

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

The products that we manufacture could expose us to product liability claims.

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

We have pending litigation which could adversely impact our operating results.

  We are a party to certain legal proceedings including the litigation between us and Scotts and Pharmacia arising out of disputes regarding the termination of the Solaris Agreement and potential litigation arising from a fire which destroyed our Phoenix, Arizona facility. We are currently unable to determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of these proceedings. Regardless of the ultimate outcome of these proceedings, they could result in significant diversion of time by our management. The results of these proceedings, including any potential settlements, are uncertain and we cannot assure you that the outcome of these disputes will not adversely affect our operating results. For more information on our pending litigation, please see "Item 3. Legal Proceedings."

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

  Central is exposed to market risks, which include changes in U.S. interest rates and commodity prices and, to a lesser extent, foreign exchange rates. Central does not engage in financial transactions for trading or speculative purposes.

  Interest Rate Risk. The interest payable on Central's bank lines of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt had been 10% higher than actual rates, interest expense would have increased by approximately $1.5 million and $500,000 for the years ended September 30, 2000 and September 25, 1999, respectively. In addition, Central has fixed income investments consisting of cash equivalents and short-term investments in marketable debt securities, which are also affected by changes in market interest rates. Except for the interest rate swap agreements discussed in Note 5 of the Consolidated Financial Statements, Central does not use derivative financial instruments in its investment portfolio.

  Commodity Prices. Central is exposed to fluctuation in market prices for grains and grass seed. To mitigate risk associated with increases in market prices and commodity availability, Central enters into contracts for grains, bird seed and grass seed purchases. Such contracts are primarily entered into to ensure commodity availability to the Company in the future. As of September 30, 2000, the Company had entered into fixed seed purchase commitments for fiscal 2001 totaling approximately $85.1 million. A 10% change in the market price for grain and grass seed would result in an additional pretax gain or loss of $8.5 million related to the contracts outstanding as of September 30, 2000. As of September 25, 1999, the Company had entered into fixed seed commitments for fiscal 2000 totaling approximately $63 million. A 10% change in the market price for grain and grass seed would have resulted in an additional pretax gain or loss of $6.3 million related to the contracts outstanding as of September 25, 1999.

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

Item 8.  Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Central Garden & Pet Company

Independent Auditors' Report...............................................................  31

Consolidated Balance Sheets, September 30, 2000 and September 25, 1999.....................  32

Consolidated Statements of Income for Fiscal Years Ended September 30, 2000,
September 25, 1999 and September 26, 1998..................................................  33

Consolidated Statements of Shareholders' Equity for Fiscal Years Ended September 30, 2000
September 25, 1999 and September 26, 1998..................................................  34

Consolidated Statements of Cash Flows for Fiscal Years Ended September 30, 2000,
September 25, 1999 and September 26, 1998..................................................  35

Notes to Consolidated Financial Statements for Fiscal Years Ended September 30, 2000,
September 25, 1999 and September 26, 1998..................................................  36

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Central Garden & Pet Company
Lafayette, California

  We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries as of September 30, 2000 and September 25, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Central Garden & Pet Company and subsidiaries as of September 30, 2000 and September 25, 1999, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP


December 18, 2000
San Francisco, California

                          CENTRAL GARDEN & PET COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                 September 30,   September 25,
                                                                     2000            1999
                                                                 -------------   -------------

                                                                     (dollars in thousands)
                              ASSETS
Current assets:
  Cash and cash equivalents.....................................     $   5,685       $   8,017
  Accounts receivable, less allowance for doubtful accounts of
    $8,050  and $6,143..........................................       151,190         149,411
  Inventories...................................................       242,617         240,207
  Inventories held for return to manufacturer...................            --          75,887
  Prepaid expenses and other assets.............................        20,658          11,254
                                                                     ---------       ---------
       Total current assets.....................................       420,150         484,776
Land, buildings, improvements and equipment:
  Land..........................................................         5,194           5,200
  Buildings and improvements....................................        56,554          38,969
  Transportation equipment......................................         6,138           5,842
  Machinery and warehouse equipment.............................        59,325          47,354
  Office furniture and equipment................................        31,335          32,081
                                                                     ---------       ---------
       Total....................................................       158,546         129,446
 Less accumulated depreciation and amortization.................        46,806          35,267
                                                                     ---------       ---------
       Land, buildings, improvements and equipment--net.........       111,740          94,179
Goodwill........................................................       382,294         346,488
Other assets....................................................        33,234          30,387
                                                                     ---------       ---------
       Total....................................................     $ 947,418       $ 955,830
                                                                     =========       =========

             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable.................................................     $ 129,239       $  95,883
  Accounts payable..............................................       121,705         188,113
  Accrued expenses..............................................        42,801          29,667
  Current portion of long-term debt.............................         5,277           1,485
                                                                     ---------       ---------
       Total current liabilities................................       299,022         315,148
Long-term debt..................................................       148,242         123,898
Deferred income taxes and other long-term obligations...........        36,207          21,057
Commitments and contingencies...................................            --              --
Shareholders' equity:
  Series A convertible preferred stock..........................            --              --
  Class B stock.................................................            16              16
  Common stock..................................................           304             302
  Additional paid-in capital....................................       525,793         524,058
  Retained earnings.............................................        82,661          94,474
  Treasury stock................................................      (144,827)       (123,123)
                                                                     ---------       ---------
       Total shareholders' equity...............................       463,947         495,727
                                                                     ---------       ---------
       Total....................................................     $ 947,418       $ 955,830
                                                                     =========       =========

                See notes to consolidated financial statements.

                          CENTRAL GARDEN & PET COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                   Fiscal Year Ended
                                                     ---------------------------------------------
                                                     September 30,   September 25,   September 26,
                                                         2000            1999            1998
                                                     ---------------------------------------------
                                                       (in thousands, except per share amounts)
Net sales.......................................        $1,355,151      $1,534,523      $1,293,330

Cost of goods sold and occupancy................         1,010,106       1,187,722       1,009,143
                                                        ----------      ----------      ----------

  Gross profit..................................           345,045         346,801         284,187

Selling, general and administrative expenses....           303,112         289,379         213,114

Other charges...................................            27,156           2,708           6,903
                                                        ----------      ----------      ----------

  Income from operations........................            14,777          54,714          64,170

Interest expense................................           (23,140)        (12,680)        (12,111)
Interest income.................................               589             593           4,502
Other income....................................             1,176           1,106           1,534
                                                        ----------      ----------      ----------

  Income (loss) before income taxes                         (6,598)         43,733          58,095

Income taxes....................................             5,215          19,243          24,402
                                                        ----------      ----------      ----------

Net income (loss)...............................        $  (11,813)     $   24,490      $   33,693
                                                        ==========      ==========      ==========

Net income (loss) per common share:

  Basic.........................................        $    (0.63)     $     0.90      $     1.18
                                                        ==========      ==========      ==========
  Diluted.......................................        $    (0.63)     $     0.89      $     1.15
                                                        ==========      ==========      ==========

Weighted average shares outstanding:

  Basic.........................................            18,786          27,328          28,502
                                                        ==========      ==========      ==========
  Diluted.......................................            18,786          27,437          33,007
                                                        ==========      ==========      ==========

                See notes to consolidated financial statements.

                         CENTRAL GARDEN & PET COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                          Series A
                                         Convertible                                                        Additional
                                       Preferred Stock          Class B Stock            Common Stock         Paid-in    Retained
                                       ----------------         -------------            ------------
                                       Shares    Amount        Shares    Amount        Shares     Amount      Capital    Earnings
                                       ------    ------        ------    ------        ------     ------      -------    --------
Balance, September 27, 1997..........   100      $ --         1,663,167    $16       19,143,325    $191      $245,783    $ 36,291

Amortization, restricted stock
  deferred compensation..............
Tax benefit from exercise of
  stock options......................                                                                           2,566
Conversion of Class B stock
   into common stock.................                            (1,405)                  1,405
Conversion of Class A preferred
   stock into common stock...........  (100)       --                                   100,000
Issuance of common stock.............                                                10,473,800     107       271,584
Treasury stock purchases.............
Net income...........................                                                                                      33,693
                                      -----      ----       -----------    ---      -----------    ----      --------    --------

Balance, September 26, 1998..........    --        --         1,661,762     16       29,718,530     298       519,933      69,984

Amortization, restricted stock
  deferred compensation..............
 Tax benefit from exercise of
  stock options......................                                                                             120
Conversion of Class B stock
  into common stock..................                              (843)                    843
Issuance of common stock.............                                                   463,992       4         4,005
Treasury stock purchases.............
Net income...........................                                                                                      24,490
                                      -----      ----       -----------    ---      -----------    ----      --------    --------

Balance, September 25, 1999..........    --        --         1,660,919     16       30,183,365     302       524,058      94,474
Tax benefit from exercise of
   stock options.....................                                                                              14
Conversion of Class B stock
  into common stock..................                            (3,157)    --            3,157      --
Issuance of common stock.............                                                   230,899       2         1,721
Treasury stock purchases.............
Net income (loss)....................                                                                                     (11,813)
                                      -----      ----       -----------    ---      -----------    ----      --------    --------

Balance, September 30, 2000..........    --      $ --       $ 1,657,762    $16       30,417,421    $304      $525,793    $ 82,661
                                      =====      ====       ===========    ===      ===========    ====      ========    ========

                                                Restricted
                                                   Stock            Treasury Stock
                                                  Deferred          --------------
                                                Compensation       Shares      Amount        Total
                                                ------------       ------      ------        -----
Balance, September 27, 1997..................      $(110)         (26,000)   $    (364)     $281,807

Amortization, restricted stock
  deferred compensation......................         71                                          71
Tax benefit from exercise of
  stock options..............................                                                  2,566
Conversion of Class B stock
  into common stock..........................                                                     --
Conversion of Class A
  preferred stock into common stock..........                                                     --
Issuance of common stock.....................                                                271,691
Treasury stock purchases.....................                     (46,000)      (1,054)       (1,054)
Net income...................................                                                 33,693
                                                   -----     ------------    ---------      --------

Balance, September 26, 1998..................        (39)         (72,000)      (1,418)      588,774

Amortization, restricted stock
  deferred compensation......................         39                                          39
Tax benefit from exercise of
  stock options..............................                                                    120
Conversion of Class B stock
  into common stock..........................                                                     --
Issuance of common stock.....................                                                  4,009
Treasury stock purchases.....................                 (10,779,350)    (121,705)     (121,705)
Net income...................................                                                 24,490
                                                   -----     ------------    ---------      --------

Balance, September 25, 1999..................         --      (10,851,350)    (123,123)      495,727
Tax benefit from exercise of
  stock options..............................                                                     14
Conversion of Class B stock
  into common stock..........................                                                     --
Issuance of common stock.....................                                                  1,723
Treasury stock purchases.....................                  (2,890,900)     (21,704)      (21,704)
Net income (loss)............................                                                (11,813)
                                                   -----     ------------    ---------      --------

Balance, September 30, 2000..................      $  --      (13,742,250)   $(144,827)     $463,947
                                                   =====     ============    =========      ========

                See notes to consolidated financial statements.

                         CENTRAL GARDEN & PET COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Fiscal Year Ended
                                                                                 ---------------------------------------------
                                                                                 September 30,   September 25,   September 26,
                                                                                      2000           1999            1998
                                                                                 -------------   -------------   -------------
                                                                                                (in thousands)
Cash flows from operating activities:
 Net income (loss)...............................................................   $(11,813)      $  24,490       $  33,693
 Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
 Depreciation and amortization...................................................     26,035          20,492          16,114
 Goodwill impairment charge......................................................     15,739               -               -
 Deferred income taxes...........................................................     (6,338)         (1,104)          5,918
 Loss (gain) on sale of land, building and improvements..........................        883             118            (107)
 Changes in assets and liabilities:
   Receivables...................................................................      6,712          (5,882)          3,851
   Inventories...................................................................     12,519         (20,001)         16,637
   Prepaid expenses and other assets.............................................     (6,265)         16,008          (1,396)
   Accounts payable..............................................................      4,024          33,896         (24,830)
   Accrued expenses..............................................................        965          (6,364)        (22,374)
   Other long-term obligations...................................................     (2,385)          1,960           3,324
                                                                                    --------       ---------       ---------
    Net cash provided by operating activities....................................     40,076          63,613          30,830
                                                                                    --------       ---------       ---------
Cash flows from investing activities:
 Additions to land, buildings, improvements and equipment........................    (16,663)        (18,640)        (18,904)
 Payments to acquire companies, net of cash acquired.............................    (34,406)        (14,091)       (219,892)
                                                                                    --------       ---------       ---------
    Net cash used by investing activities........................................    (51,069)        (32,731)       (238,796)
                                                                                    --------       ---------       ---------
Cash flows from financing activities:
 Borrowings (repayments) under lines of credit, net..............................     29,869          87,398         (63,859)
 Payments on long-term debt......................................................     (1,237)         (1,366)        (20,375)
 Payments to reacquire stock.....................................................    (21,704)       (121,705)         (1,054)
 Proceeds from issuance of stock.................................................      1,733           2,480         203,457
                                                                                    --------       ---------       ---------
    Net cash provided (used) by financing activities.............................      8,661         (33,193)        118,169
                                                                                    --------       ---------       ---------
Net decrease in cash.............................................................     (2,332)         (2,311)        (89,797)
Cash at beginning of year........................................................      8,017          10,328         100,125
                                                                                    --------       ---------       ---------
Cash at end of year..............................................................   $  5,685       $   8,017       $  10,328
                                                                                    ========       =========       =========
Supplemental information:
 Cash paid for interest..........................................................   $ 22,822       $  11,275       $   8,216
 Cash paid for income taxes......................................................     12,509          10,678          28,847
 Assets (excluding cash) acquired through purchase of subsidiaries...............     43,225           4,907         222,710
 Liabilities assumed through purchase of subsidiaries............................     38,288           2,756         171,969
 Inventory returned to manufacturer..............................................     75,887               -               -

                See notes to consolidated financial statements.

                         CENTRAL GARDEN & PET COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Fiscal Years Ended September 30, 2000, September 25, 1999

                            and September 26, 1998

1. Organization and Significant Accounting Policies

     Organization -- Central Garden & Pet Company, a Delaware corporation, and subsidiaries (the "Company"), is a national manufacturer, supplier and merchandiser of lawn and garden and pet supply products. The Company offers an array of proprietary branded lawn and garden and pet supply products.

     Basis of Consolidation and Presentation -- The consolidated financial statements include the accounts of the Company. Minority interest in equity-method investees has been recorded under the caption "Other income." All significant intercompany balances and transactions have been eliminated.

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period including accounts receivable and inventory valuation and goodwill lives. Actual results could differ from those estimates.

     Revenue Recognition -- Sales are recorded, net of estimated returns and discounts, when merchandise is shipped and title passes to the customer and the Company has no further obligations to provide services related to such merchandise. The Company's current practice on product returns generally is to accept and credit the return of unopened cases of products from customers where the quantity is small, where the product has been misshipped or the product is defective.

     Cost of goods sold and occupancy consist of cost to acquire the inventory from vendors, certain indirect purchasing, merchandise handling and storage costs, as well as allocations of certain facility costs, including rent, property taxes, security, utilities, insurance and maintenance.

     Advertising Costs -- The Company expenses the costs of advertising as incurred. Advertising expenses were $16.7 million, $14.6 million and $5.9 million in fiscal 2000, 1999 and 1998, respectively.

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

     Inventories, which primarily consist of garden products and pet supplies finished goods are stated at the lower of FIFO cost or market. Cost includes certain indirect purchasing, merchandise handling and storage costs including certain salary and data processing costs incurred to acquire inventory, costs to unload, process and put away shipments received in order to prepare them to be picked for orders, and certain overhead costs. The amounts of such costs capitalized to inventory are computed based on an estimate of costs related to the procurement and processing of inventory to prepare it for sale compared to total product purchases.

                         CENTRAL GARDEN & PET COMPANY

     Inventories held for return to manufacturer consist of Solaris garden products inventory to be returned after September 25, 1999 in accordance with the terms of the Solaris Agreement. Such inventory has been recorded at its estimated net realizable value.

     Long-lived assets - The Company periodically reviews its long-lived assets for potential impairment based on a review of projected undiscounted cash flows associated with these assets. Measurement of impairment losses for long-lived assets that the Company expects to hold and use is based on the estimated fair value of the assets.

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

     Goodwill is amortized using the straight-line method over periods ranging from 20 to 40 years. Accumulated amortization totaled $32,131,805 and $22,006,000 at September 30, 2000 and September 25, 1999, respectively. The carrying amounts of intangible assets and goodwill are reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that the carrying amounts of intangible assets and goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amounts of the intangible assets and goodwill are reduced by the estimated shortfall of cash flows. In addition, intangible assets and goodwill associated with assets acquired in a purchase business combination are included in impairment evaluations when event and circumstances exist that indicate the carrying amount of those assets may not be recoverable.

     Fair Value of Financial Instruments -- At September 30, 2000 and September 25, 1999, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and non convertible debt approximates its fair value. The fair value of the Company's convertible subordinated notes was $67,850,000 and $80,500,000 at September 30, 2000 and September 25, 1999, respectively, which was determined by comparison to quoted market prices.

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

     Purchase commitments - Seed production and purchase agreements obligate the Company to make future purchases based on estimated yields. These contracts vary in their terms, a portion of which have fixed prices or quantities. At September 30, 2000, estimated annual seed purchase commitments were $85.1 million for fiscal 2001, $14.5 million for fiscal 2002 and $9.0 million for fiscal 2003.

     Comprehensive income-- SFAS No. 130 requires an enterprise report, by major components and as a single total, the change in its net assets, during the period from non-owner sources. The Company does not have any items of Other Comprehensive Income, as defined by SFAS No. 130, and thus Net Income is equal to Comprehensive Income.

     Reclassifications -- Certain 1998 and 1999 balances have been reclassified to conform with the 2000 presentation, including the following: $4.1 million of exit-related costs incurred during the close down process of various facilities have been reclassified from Other charges to Selling, general and administrative expenses, and $1.5

                         CENTRAL GARDEN & PET COMPANY
of earnings attributable to an equity-method investee have been reclassified from Net sales to Other income, for fiscal 1998; and $4.9 million of charges to reduce the carrying value of inventory to its estimated recoverable value have been reclassified from Other charges to Cost of goods sold and occupancy, and $1.1 of earnings attributable to an equity-method investee have been reclassified from Net sales to Other income, for fiscal 1999.

     New Accounting Pronouncements -- Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and amended by SFAS Nos. 137 and 138, issued in June 2000. The requirements of SFAS No. 133 as amended by SFAS
Nos. 137 and 138 will be effective for the Company in the first quarter of the fiscal year beginning October 1, 2000. The standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under the standard, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company intends to adopt the standard effective October 1, 2000. The adoption of SFAS No. 133, as amended by SFAS Nos. 137 and 138, will not have an impact on the financial position or results of operations of the Company because the Company does not have derivative instruments which require valuation in the financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which provides the SEC staff's views on selected revenue recognition issues. In March 2000, the SEC released SAB 101A, which delayed for one quarter the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. In June 2000, the SEC released SAB 101B, which delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is evaluating what impact, if any, SAB 101 will have on the Company's income statement presentation, however, the Company does not believe it will have any impact on its operating results or financial position.

     The Solaris Agreement -- The Company entered into an agreement effective October 1, 1995 with The Solaris Group ("Solaris"), a strategic business unit of Monsanto Company (subsequently renamed Pharmacia Corporation), the manufacturer of Ortho(R), Round-up(R) and Green Sweep(R) lawn and garden products (the "Solaris Agreement"). Under the Solaris Agreement, which had a four year term, the Company, in addition to serving as the master agent and master distributor of Solaris products, provided a wide range of value-added services including logistics, order processing and fulfillment, inventory distribution and merchandising. However, Solaris continued to negotiate its sales prices directly with its direct sales accounts. The Solaris Agreement provided for the Company to be reimbursed for costs incurred in connection with services provided to Solaris' direct sales accounts and to receive payments based on the growth of sales of Solaris products. The Company was also entitled to share with Solaris in the economic benefits of certain cost reductions, to the extent achieved.

     In January 1999, Pharmacia sold its Solaris lawn and garden business exclusive of its Roundup(R) herbicide products for consumer use to The Scotts Company ("Scotts") and entered into a separate, long-term, exclusive agreement pursuant to which Pharmacia continues to make Roundup herbicide products for consumer use and Scotts markets the products. Beginning October 1, 1999, Scotts began to distribute Ortho(R) and Roundup(R) products through a system that involved a combination of distributors, of which we were the largest, as well as through direct sales by Scotts to certain major retailers. In addition, Scotts began to sell Miracle-Gro(R) directly to certain retailers.

     Effective September 30, 2000, Scotts discontinued its distribution relationship with Central. The affected products included Scotts(R), Ortho(R) and Miracle-Gro(R) products and consumer Roundup(R) products manufactured by Pharmacia for which Scotts acts as Pharmacia's exclusive sales agent. For Central's fiscal year ended September 30, 2000, the revenue attributable to the affected products was approximately $176 million.

     Due to the termination of the Scotts' distribution relationship, we have taken actions to downsize our lawn and garden distribution operations to reflect business levels for the fiscal year 2001. As a result, we have recorded charges of $27.5 million in the fiscal year ending September 30, 2000. See Note 2, "Other Charges."

                         CENTRAL GARDEN & PET COMPANY

    The sale of the Solaris business by Pharmacia, the expiration of the Solaris Agreement and termination of the Scotts distribution relationship subject our distribution business to significant uncertainties. These include the resolution of all payments due between us and Pharmacia under the Solaris Agreement, such as the amounts receivable from Pharmacia for cost reimbursements and payments for cost reductions; the amounts payable to Pharmacia for inventory; and responsibility for obsolete inventory and for non-payment by Solaris' sub-agents. Scotts and Pharmacia have each initiated litigation against Central arising out of the prior distribution relationship. In addition, Central has filed suit against Scotts and Pharmacia seeking damages and injunctive relief as well as restitution for, among other things, breach of contract and violations of the antitrust laws by Scotts and Pharmacia. Each of these cases is in its early stage. For this reason and because of the uncertainties inherent in complex litigation, it is not currently possible to make an assessment of the potential impact, losses or gains that may arise out of these cases individually or collectively. Central believes that the reconciliation of all accounts and claims with Pharmacia and Scotts will not result in additional charges to Central. Further, Central believes it has substantial counterclaims and rights of offset against both Scotts and Pharmacia, as well as meritorious defenses, and intends to vigorously contest both suits. However, Central cannot assure you that the resolution of this litigation will not have a material adverse effect on its results of operations, financial position and/or cash flows.

2. Other Charges

     In fiscal 2000, 1999 and 1998, the Company recorded other charges as follows (in millions):

                                                                       Cash                 Non Cash
                                                                ---------------------    ------------
                                                                                              Asset
                                                                               Exit         Carrying
                                                                             Related         Value
                                                                Severance   and Other     Adjustments     Total
                                                                ----------- ---------    ------------   --------
            Fiscal 1998 other charges.........................    $ 1.0       $ 4.1         $  1.8     $  6.9
            Severance paid....................................     (1.0)                                 (1.0)
            Costs paid........................................                 (3.2)                     (3.2)
            Assets carrying value adjustments.................                                (1.8)      (1.8)
                                                                  -----       -----         ------     ------
            Reserve Balance September 26, 1998................      0.0         0.9            0.0        0.9

            Fiscal 1999 Other Charges.........................      0.6         0.4            1.7        2.7
            Severance paid....................................     (0.2)                                 (0.2)
            Costs paid........................................                 (0.3)                     (0.3)
            Assets carrying value adjustments.................                                (1.7)      (1.7)
                                                                  -----       -----         ------     ------
            Reserve balance September 25, 1999................      0.4         1.0            0.0        1.4

            Fiscal 2000 other charges.........................      1.1         8.2           17.9       27.2
            Severance paid....................................     (1.1)                                 (1.1)
            Costs paid........................................                 (0.1)                     (0.1)
            Assets carrying value adjustments.................                               (17.9)     (17.9)
                                                                  -----       -----         ------     ------
            Reserve balance September 30, 2000................    $ 0.4       $ 9.1         $  0.0     $  9.5
                                                                  =====       =====         ======     ======


The remaining balances for severance and exit-related and other costs are included in "Accounts payable" and "Accrued expenses" as of September 30, 2000, September 25, 1999 and September 26, 1998."

                         CENTRAL GARDEN & PET COMPANY

     Fiscal 2000
     -----------

     In September 2000, the Company recorded $27.5 million of charges resulting from workforce reductions, employee benefit obligations, facility closures, and asset impairments that were necessary due to the termination of the Company's distribution arrangement with The Scotts Company and other anticipated sales decreases in the Distribution business. These charges were offset by the reversal of $0.3 million of certain exit-related costs recorded in connection with the fiscal 1998 restructuring plan for which the Company was no longer obligated.

     As a result of the fiscal 2000, and anticipated future, sales decreases in the Distribution segment, the Company initiated a plan to close 13 distribution centers and reduce its workforce which is expected to be completed by the second quarter of fiscal 2001. In connection with this plan, the Company recorded a severance charge of $1.1 million associated with the termination of 309 employees, primarily in the sales force and distribution centers. Severance of $0.7 million was paid to 196 employees terminated during fiscal 2000, with the balance expected to be paid to employees who will be terminated in fiscal 2001. In connection with the facilities closures, $3.6 million was accrued for estimated lease costs, and $0.2 million for estimated property tax and facilities maintenance costs, that the Company is obligated to pay for periods subsequent to closure. The Company expects to complete the facility closures by the end of the second quarter of fiscal 2001. The Company also recorded an $0.8 million impairment charge to reduce certain facility assets to their estimated fair value based on an independent appraisal, and an $0.8 million provision for estimated uncollectible receivables from customers of the closed facilities.

  In addition, as a direct result of the termination of the distribution relationship with The Scotts Company, the Company recorded a charge of $4.7 million as the Company became obligated to make cash payments which were guaranteed to certain employees in the event of such termination. These payments are expected to be paid during fiscal 2001.

  As a result of the events described above, management has reevaluated the recoverability of the intangible assets in the Distribution segment. Based on an evaluation of estimated future cash flows associated with affected facilities, the Company determined that goodwill and certain trademarks were impaired, and accordingly recorded charges of $15.7 million and $0.6 million, respectively, to reduce those assets to estimated fair values.

  Remaining reserve balances totaling $9.5 million are included in the Consolidated Balance Sheet within the category "accounts payable" and "accrued expenses", comprised of $0.2 million associated with "Other Charges" recorded in the year ended September 26, 1998; $0.4 million associated with "Other Charges" recorded in the year ended September 25, 1999; and $8.9 million associated with "Other Charges" recorded in the year ended September 30, 2000. With respect to each of these amounts: (1) the reserve balance of $0.2 million associated with the fiscal 1998 charges was the net result of severance payments of $1.0 million made to 168 terminated employees, all of which was paid in 1998, exit-related and other costs totaling $3.9 million (principally lease payments), of which $3.2 million was paid in 1998, $0.3 million was paid in 1999 and $0.1 million paid in 2000, and $0.3 million of reserves which were reversed in fiscal 2000 that were no longer required related to costs associated with these exit activities. The remainder of the costs associated with this reserve will be incurred in the first quarter of 2001; (2) the reserve balance of $0.4 million associated with the fiscal 1999 charges was the net result of severance payments of $0.6 million made to 113 terminated employees. Of the $0.6 million of severance, $0.2 million was paid in 1999 and $0.4 million was paid in 2000. The remaining exit costs associated with this plan will be incurred during fiscal 2001; and (3) the reserve balance of $8.9 million associated with the fiscal 2000 charges associated with severance payments of $0.4 million and the exit costs of $8.5 million which will be paid during fiscal year 2001.

  Fiscal 1999
  -----------

  In September 1999, the Company recorded other charges totaling $2.7 million associated with the expiration of the Solaris Agreement, workforce reductions, facility closures.

                         CENTRAL GARDEN & PET COMPANY

  Of the $2.7 million charge, the Company established a $0.1 million reserve for estimated non-collectible amounts due from distributors involved in the Solaris program, and a $0.1 million charge for post-closure facility lease obligations of the Company's facility which warehoused only inventory received under the Solaris Agreement which was closed upon termination of the Solaris Agreement.

  The Company initiated a plan for closure of three distribution centers as well as a workforce reduction which is expected to be completed by the end of the second quarter of fiscal 2000. Also included in the $2.7 million charge is $1.6 million related to such closures and workforce reductions in the Distribution segment. As part of this plan, the Company recorded a severance charge of $0.6 million for workforce reductions. The severance charge relates to the termination of 113 employees, primarily in the sales force and distribution centers and associated back-office functions. Severance for 51 employees was paid during fiscal 1999. Also related to such closures, a charge of $0.4 million was recorded for other exit-related costs, consisting primarily of lease costs, property and other facility costs required to be paid subsequent to the termination of operations. In addition, $0.3 million was required to write off the carrying value of certain facility assets which will no longer be used and are expected to be disposed of during the first half of fiscal 2000. $0.9 million of the $1.6 million of other charges related to these closures and workforce reductions recorded in September 1999 is included in accrued expenses as of September 25, 1999. These costs will be paid primarily in fiscal 2000, with certain lease obligations to be paid in fiscal 2001.


  The Company initiated a plan to dispose of a building and certain facility assets in the Garden Products segment which have not operated at the level of profitability required by the Company. Also included in the $2.7 million charge is $1.2 million required to reduce the $3.0 million carrying value of the building which is being held for disposal during fiscal 2000 to its estimated net realizable value in accordance with SFAS No. 121. The charge was based on the comparison of the net carrying cost of this facility and assets compared with current market values, less costs to sell. The operations of this facility are included in the Company's operations for fiscal 1999, and resulted in a pretax loss of approximately $136,000.

  Fiscal 1998
  -----------

  In fiscal 1998, the Company recorded other charges totaling $6.9 million. These charges included approximately $2.6 million in exit-related costs related to the closure of 11 of the Company's branch locations in the Distribution segment, approximately $2.2 million in costs associated with professional and due diligence expenses principally related to a potential acquisition that was not completed, and $2.1 million associated with the development of a new product line. $2.1 million of the $6.7 million relates to severance and other exit-related costs, primarily for lease costs and property and other facility costs for which the Company was obligated after the facilities have been closed. Of the $2.1 million, $1.0 million represents a severance charge for workforce reductions. The severance charge relates to the termination of 168 employees, primarily in the sales force and distribution centers associated back-office functions. Severance for all such employees was paid in fiscal years 1998. The remaining $0.5 million relates to a loss associated with a facility which was no longer fits into the Company's business plan, and was sold during the year.

3.  Acquisitions

Fiscal 1998

  In December 1997, the Company acquired Kaytee Products Incorporated ("Kaytee"), one of the nation's largest manufacturers of bird and small animal food. Under the terms of the agreement, the Company paid approximately $50 million. An additional payment of $3 million based on future sales was recorded in fiscal 1999 as a liability and an increase to the goodwill associated with the acquisition. Such amount remained outstanding as of September 25, 1999 and were paid during the Company's second quarter of fiscal 2000. The purchase price of Kaytee exceeded the fair value of net assets acquired by approximately $49 million which was recorded as goodwill and is being amortized on a straight-line basis over 40 years.

                         CENTRAL GARDEN & PET COMPANY

  In December 1997, the Company acquired TFH Publications, Inc. ("TFH"), a manufacturer of premium dog chews and the largest producer of pet books in the U.S. Under the terms of the agreement, the Company paid approximately $71 million in cash, and will pay $4.8 million in cash for the stock of a related company over the next two years, subject to adjustment. Additional payments of $35.65 million based on TFH achieving certain earnings targets over two and five-year periods would be due in April 2000 and 2003 to the former shareholders of TFH and the related company. Such amounts, if paid, would increase the goodwill associated with the acquisition. The purchase price of TFH exceeded the fair value of net assets acquired by approximately $82 million, which was recorded as goodwill and is being amortized on a straight-line basis over 40 years.

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

Fiscal 1999

  In January 1999, the Company acquired Norcal Pottery Products, Inc. ("Norcal"), an importer and distributor of lawn and garden pottery products. Under the terms of the agreement, the Company paid approximately $14 million in cash and 115,634 shares of common stock at a value of approximately $2 million. The purchase price exceeded the fair market value of net assets acquired by approximately $14 million, which was recorded as goodwill and is being amortized on a straight-line basis over 40 years. The fair value of net assets acquired is based on preliminary estimates which are subject to change.

Fiscal 2000

  In September 2000, Central acquired All-Glass Aquarium Co., Inc., a leading manufacturer and marketer of aquariums and related products, based in Franklin, Wisconsin and its Oceanic Systems subsidiary in Dallas, Texas for approximately $10 million. The purchase price exceeded the fair market value of net assets acquired by approximately $10 million, which was recorded as goodwill and is being amortized on a straight line basis over 20 years.

  In March 2000, Central acquired the AMDRO(R) and IMAGE(R) consumer product lines from American Cyanamid, the agricultural products division of American Home Products Corporation for approximately $28 million. The purchase price exceeded the fair market value of net assets acquired by approximately $27 million, which was recorded as goodwill and is being amortized on a straight line basis over 20 years.

  In March 2000, Central's Norcal Pottery Products, Inc. subsidiary acquired White's Pottery, L.P., an importer and distributor of terra cotta pottery products for approximately $2 million. The purchase price exceeded the fair market value of net assets acquired by approximately $1 million, which was recorded as goodwill and is being amortized on a straight line basis over 20 years.

  In January 2000, Central's Pennington subsidiary acquired Unicorn Laboratories. Unicorn serves the U.S. animal health and lawn and garden industries as a private label and branded manufacturer of lawn, garden and animal health chemical products for approximately $15 million. The purchase price exceeded the fair market value of net assets acquired by approximately $14 million, which was recorded as goodwill and is being amortized on a straight line basis over 40 years.

  In January 2000, Central's Pennington subsidiary acquired an equity stake in Cedar Works, a manufacturer of bird feeders for approximately $6 million. The purchase price exceeded the fair market value of net assets acquired

                         CENTRAL GARDEN & PET COMPANY
by approximately $4 million, which was recorded as goodwill and is being amortized on a straight line basis over 40 years.

  The fiscal 2000, 1999 and 1998 acquisitions have been accounted for under the purchase method and have been included in the Company's consolidated statements of income from date of acquisition. The value of stock issued in relation to the above acquisitions has been determined by using the average daily closing market price of the Company's stock prior to the closing of such acquisitions as required under the acquisition agreements.

  Unaudited Pro Forma Results of Operations -- The following table summarizes on a pro forma basis the combined results of operations of the Company and its subsidiaries for fiscal years 2000 and 1999 as if the fiscal year 2000 and 1999 acquisitions were made on September 26, 1998. The pro forma results of operations also reflect pro forma adjustments for stock issued to facilitate the acquisitions, adjustments for the amortization of goodwill and additional interest expense which would have been incurred. Although this pro forma combined information includes the results of operations of the acquisitions, it does not necessarily reflect the results of operations that would have occurred had the acquisitions been managed by the Company prior to their acquisition.

                                                     Fiscal Year Ended
                                               -----------------------------
                                               September 30,   September 25,
                                                   2000            1999
                                               -------------   -------------
                                                        (Unaudited)
                                                   (In thousands, except
                                                    per share amounts)

Net sales..................................    $1,424,910       $1,616,030
Gross profit...............................       363,961          370,878
Income from operations.....................        22,878           62,556
Income before taxes........................        (2,266)          45,912
Net income.................................        (9,213)          25,711

Net income per share:
        Basic..............................        ($0.49)      $     0.94
        Diluted............................        ($0.49)      $     0.94

Weighted average common shares outstanding:
        Basic..............................        18,786           27,357
        Diluted............................        18,786           27,466


4. Concentration of Credit Risk and Significant Customers and Suppliers

     Customer Concentration -- Approximately 46%, 51% and 48% of the Company's net sales for fiscal years 2000, 1999 and 1998, respectively, were derived from sales to the Company's top ten customers. The Company's largest customer accounted for approximately 25%, 22% and 23% of the Company's net sales for fiscal years 2000, 1999 and 1998, respectively. The Company's second largest customer accounted for approximately 5%, 9% and 8% of the Company's net sales for fiscal years 2000, 1999 and 1998, respectively. The Company's third largest customer accounted for approximately 5%, 6%, and 6% of the Company's net sales for fiscal years 2000, 1999 and 1998. The loss of, or significant adverse change in, the relationship between the Company and these three customers could have a material adverse effect on the Company's business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company's inability to collect accounts receivable from any major customer could have a material adverse impact on the Company's business and financial results. As of September 30, 2000 and September 25, 1999, accounts receivable from the Company's top ten customers comprised 31% and 46%,

                         CENTRAL GARDEN & PET COMPANY
respectively, of the Company's total accounts receivable, including 12% and 24% for the Company's largest customer.

     Supplier Concentration -- While the Company purchases products from over 1,000 different manufacturers and suppliers, approximately 16%, 40% and 42% of the Company's net sales in fiscal years 2000, 1999 and 1998, respectively, were derived from products purchased from the Company's five largest suppliers. The Company believes that approximately 27% and 28% of the Company's net sales during fiscal years 1999 and 1998, respectively, were derived from sales of products purchased from Solaris. As discussed in Note 1, the Solaris Agreement expired on September 30, 1999. The Company believes that approximately 14% of the Company's net sales during fiscal year 2000 were derived from sales of products purchased from Scotts. Scotts discontinued its distribution relationship with the Company as of September 30, 2000.

5. Notes Payable

     The Company has a line of credit providing for aggregate borrowings of up to $200,000,000 which expires on July 12, 2002. The available amount under the line of credit fluctuates based upon a specific asset borrowing base. At September 30, 2000 and September 25, 1999, balances of $114,465,188 and $75,779,726, respectively, were outstanding under this agreement, bearing interest at a rate based on the prime rate (9.5% at September 30, 2000 and 8.25% at September 25, 1999) or LIBOR plus 2% at the Company's option. Available borrowing capacity at September 30, 2000 and September 25, 1999 was $5,085,173 and $49,220,274, respectively. This line is secured by substantially all of the Company's assets, and contains certain financial covenants requiring maintenance of minimum levels of net worth and working capital, places a ceiling on the Company's treasury stock purchases and does not allow the Company to pay dividends The line also requires the lender's prior written consent to any acquisition of a business.

     The Company also has available through its Pennington subsidiary a $60,000,000 line of credit. As of September 30, 2000 and September 25, 1999, the Company had $10,041,033 and $20,103,000, respectively, of borrowings under this line of credit facility. Available borrowing capacity at September 30, 2000 and September 25, 1999 was $50.0 million and $39.9 million, respectively. Interest related to this line is based on a rate either equal to the prime rate or LIBOR plus .875%, at the Company's option. The line of credit contains certain restrictive financial covenants.

     Pennington has entered into interest rate swap agreements to limit the effect of increases in the interest rates on any variable rate debt. As interest rates change, the differential between the interest rate received and the interest rate paid under the interest rate swap arrangements is reflected in interest expense quarterly. During 1996, Pennington entered into swap agreements expiring in November 1999 and November 2000, with an aggregate notional amount of $9.0 million. The effect of these agreements is that the Company exchanged variable rate interest payments for fixed rate payments at 7.87% on $3.0 million and 6.45% on $6.0 million of Pennington's line of credit. As a result of these swap agreements, interest expense was increased by approximately $12,421 in 2000 and $155,000 in 1999. The fair value of the interest rate swap agreements was not recognized in the consolidated financial statements since they are accounted for as hedges. As the remaining swap agreement expires in November 2000, the estimated fair value of such interest rate swap agreement was minimal as of September 30, 2000. As of September 25, 1999, the estimated fair value of the interest rate swap agreements, based on market rates, approximated a net payable of $76,000.

                         CENTRAL GARDEN & PET COMPANY

6. Long-Term Debt

Long-term debt consists of the following:

                                                                                            September 30,   September 25,
                                                                                                 2000           1999
                                                                                           --------------  --------------
                                                                                                   (in thousands)
Convertible subordinated notes, interest at 6% payable semi-annually, principal due 2003; convertible at the option of the holder into shares of common stock of the Company, at any time prior to redemption or maturity, at a conversion price of $28.00 per share (equal to a conversion
 rate of 35.7143 shares per $1,000 principal amount of notes)............................    $115,000       $115,000
Promissory note, interest at 7% with annual principal and interest payments of
 $5,550,289 beginning 2001 and ending 2004...............................................      18,800
Industrial development revenue bonds due in semi-annual sinking fund
 Installments beginning 2003; bearing interest at floating rates, secured by letter
 of credit collateralized by Plant and equipment.........................................       4,390
Industrial development revenue bonds due in annual sinking fund installments of $305,000 to $310,000 through July 2010, bearing interest at floating rates,
 secured by an unconditional letter of credit  ..........................................       3,085          3,390
Mortgage note payable, interest at floating rates; payable in monthly principal
 And interest installments of $60,000 with unpaid balance due 2004.......................       2,610
Note payable bank, interest at floating rates; payable in monthly principal
 Installments of $100,000 plus interest with unpaid balance due 2002.....................       2,000
Industrial development revenue bonds due in annual sinking fund installments of $300,000 through December 2005, bearing interest at floating rates,
 secured by an unconditional letter of credit............................................       1,830          2,100
Mortgage note payable to bank, interest based on a formula (7.0% at
 September 30, 2000), principal and interest due in monthly installments
 through March 2012......................................................................       1,615          1,703
Mortgage note payable, interest at floating rates; payable in monthly principal
 And interest installments of $6,250 with unpaid balance due 2004........................       1,431
Industrial development revenue bonds due in annual sinking fund installments ranging from $130,000 to $195,000 through July 2005, bearing interest at
 floating rates, secured by an unconditional letter of credit............................         910          1,105
Mortgage note payable to bank, interest based on a formula (6.8% at
 September 30, 2000), principal and interest due in monthly installments
 through December 2019...................................................................         994          1,017
Industrial development revenue bonds due in quarterly sinking fund installments of $30,000, with a final principal installment of $90,000 due
 March 2004, bearing interest at floating rates, secured by an unconditional
 letter of credit........................................................................         480            600
Note payable to a former owner of an acquired company, interest at 10%,
 payable quarterly, principal due 2000...................................................         200            200
Other notes payable......................................................................         174            268
                                                                                             --------       --------
   Total.................................................................................     153,519        125,383
Less current portion of long-term debt...................................................       5,277          1,485
                                                                                             --------       --------
    Total................................................................................    $148,242       $123,898
                                                                                             ========       ========

                         CENTRAL GARDEN & PET COMPANY

Principal repayments on long-term debt are scheduled as follows:

                                                                  (in thousands)
       Fiscal year:
        2001....................................................        $  5,277
        2002....................................................           7,347
        2003....................................................         121,849
        2004....................................................           7,725
        2005....................................................           4,013
        Thereafter..............................................           7,308
                                                                        --------
           Total................................................        $153,519
                                                                        ========


7. Commitments and Contingencies

     The Company has operating lease agreements principally for office and warehouse facilities and equipment. Such leases have remaining terms, inclusive of renewal options, of 1 to 8 years. Rental expense was $23,432,850, $20,477,000 and $13,948,000 for fiscal years 2000, 1999 and 1998, respectively.

     Certain facility leases have renewal options and provide for additional rent based upon increases in the Consumer Price Index.

     Aggregate minimum annual payments on non-cancelable operating leases at September 30, 2000 are as follows:

                                                                  (in thousands)
       Fiscal year:
        2001...................................................         $18,638
        2002...................................................          13,950
        2003...................................................           9,505
        2004...................................................           7,289
        2005...................................................           5,418
        Thereafter.............................................           1,826
                                                                        -------
           Total                                                        $56,626
                                                                        =======

     In December 1997, the Company acquired all of the stock of TFH Publications, Inc. In connection with the transaction, the Company made a $10 million loan to the sellers, which was evidenced by a Promissory Note. In September 1998, the prior owners of TFH brought suit against the Company and certain executives of the Company for damages and relief from their obligations under the Promissory Note, alleging, among other things, that the Company's failure to properly supervise the TFH management team had jeopardized their prospects of achieving the earnouts. The Company believes that these allegations are without merit. The Company counterclaimed against the prior owners for enforcement of the Promissory Note, damages and other relief, alleging, among things, fraud, misrepresentation and breach of fiduciary duty by the prior owners of TFH. These actions, Herbert R. Axelrod and Evelyn Axelrod v. Central Garden & Pet Company; Glen S. Axelrod; Gary Hersch; William E. Brown; Robert B. Jones; Glen Novotny; and Neill Hines, Docket No. MON-L-5100-99, and TFH Publications, Inc. v. Herbert Axelrod et al., Docket No. L-2127-99 (consolidated cases), are in the New Jersey Superior Court. There is no trial date at this time.

     During the course of discovery in this action, the Company has become aware of certain information which suggests that prior to the acquisition of TFH by the Company, certain records of TFH were prepared in an inaccurate manner which resulted in underpayment of taxes by certain individuals. Those individuals could be liable for back taxes, interest, and penalties. In addition, even though all of the events occurred prior to the acquisition of TFH by

                         CENTRAL GARDEN & PET COMPANY
the Company, there is a possibility that TFH could be liable for penalties for events which occurred under prior management. The Company believes that TFH has strong defenses available to the assertion of any penalties against TFH. The Company cannot predict whether TFH will be required to pay any such penalties. In the event that TFH were required to pay penalties, the Company would seek compensations from the prior owners.

     The Company, based on consultation with legal counsel, does not believe that the outcome of the above matters will have a material adverse impact on its operations, financial position, or cash flows.

     On August 2, 2000, a fire destroyed the Company's leased warehouse space in Phoenix, Arizona, and an adjoining warehouse space leased by a third party. The adjoining warehouse tenant, the building owner, and nearby businesses have presented claims for property damage and business interruption. Local residents have filed, but not yet served, a purported class action lawsuit alleging claims for bodily injury and property damage as a result of the fire. In addition, the Arizona Department of Environmental Quality is monitoring the cleanup operations and has asked the Company, the building owner and the adjoining warehouse tenant to submit a plan for assessing whether the fire and fire suppression efforts may have caused environmental impacts to soil, groundwater and/or surface water. The overall amount of the damages to all parties caused by the fire, and the overall amount of damages which the Company may sustain as a result of the fire, have not been quantified. At the time of the fire, the Company maintained property insurance covering losses to the leased premises, the Company's inventory and equipment, and loss of business income. The Company also maintained insurance providing $51 million of coverage (with no deductible) against third party liability. The Company believes that this insurance coverage will be available with respect to third party claims against the Company if parties other than the Company are not found responsible. The precise amount of the damages sustained in the fire, the ultimate determination of the parties responsible and the availability of insurance coverage are likely to depend on the outcome of complex litigation, involving numerous claimants, defendants and insurance companies.

     In addition the Company is subject to litigation with Pharmacia and Scotts (see Note 1).

8. Income Taxes

     The provision for income taxes consists of the following:

                                              Fiscal Year Ended
                                  ---------------------------------------------
                                  September 30,   September 25,   September 26,
                                      2000            1999            1998
                                  ------------   -------------   --------------
  Current:

       Federal.................      $ 9,544         $16,796         $15,277
       State...................        2,009           3,551           3,207
                                     -------         -------         -------
  Total........................       11,553          20,347          18,484

  Deferred.....................       (6,338)         (1,104)          5,918
                                     -------         -------         -------
       Total...................      $ 5,215         $19,243         $24,402
                                     =======         =======         =======

                         CENTRAL GARDEN & PET COMPANY

     A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate is as follows:

                                                             Fiscal Year Ended
                                                ---------------------------------------------
                                                September 30,   September 25,   September 26,
                                                    2000            1999            1998
                                                -------------   -------------   -------------
  Statutory rate..............................       35%             35%            35%
  State income taxes, net of federal benefit..     (8.5)              5              5
  Nondeductible expenses, primarily goodwill..   (103.5)              5              6
  Other.......................................     (1.0)             (1)            (4)
                                                 ------            ----           ----
  Effective tax rate                              (78.0)%            44%            42%
                                                 ======            ====            ===

     Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                                 September 30, 2000            September 25, 1999
                                                              -------------------------      ------------------------
                                                              Deferred      Deferred         Deferred      Deferred
                                                                Tax           Tax              Tax           Tax
                                                               Assets      Liabilities        Assets      Liabilities
                                                              ---------    -----------       --------     -----------
                                                                                     (in  thousands)
Current:
  Allowance for doubtful accounts receivable.............   $ 1,910                         $1,131
  Inventory reserves.....................................     7,852                          3,318
  Prepaid expenses.......................................                 $ 1,364                       $ 1,810
  Nondeductible reserves.................................     4,750                          2,708
  State taxes............................................                     258              419
  Other..................................................     1,102                              4
                                                            -------       -------           ------      -------
Current                                                      15,614         1,622            7,580        1,810
Noncurrent:
  Depreciation and amortization..........................                  11,106                         8,970
  Joint venture income...................................                     634                           626
  Nondeductible reserves.................................                                      920
  Other..................................................                     386              147
                                                            -------       -------           ------      -------
Noncurrent...............................................                  12,126            1,067        9,596
                                                            -------       -------           ------      -------
     Total...............................................   $15,614       $13,748           $8,647      $11,406
                                                            =======       =======           ======      =======

9. Shareholders' Equity

     At September 30, 2000, there were 1,000 shares of Series A convertible preferred stock ($0.01 par value) authorized, of which none were outstanding. In July 1995, in connection with an agreement to become the master agent and distributor for Solaris, the Company received from Monsanto Company $900,000 in exchange for its issuance of 100 shares of Series A convertible preferred stock and a warrant to purchase up to 500,000 shares of common stock with an exercise price of $9.00 per share. Each share of Series A convertible preferred stock is entitled to a liquidation preference of $9,000 per share, is convertible into 1,000 shares of common stock, is entitled to an annual 5% cumulative dividend, votes together with common stock, and has a number of votes equal to the number of shares of common stock into which it is convertible. In July 1997, the Company redeemed the warrant for $7.0 million. In June 1998, the 100 shares of Series A convertible preferred stock were converted into 100,000 shares of common stock.

     At September 30, 2000, there were 3,000,000 shares of Class B stock ($0.01 par value) authorized, of which 1,657,962 were outstanding. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and the

                         CENTRAL GARDEN & PET COMPANY
holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B stock have certain conversion rights and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.

     At September 30, 2000, there were 80,000,000 shares of common stock ($0.01 par value) authorized, of which 16,675,171 were outstanding.

     On January 15, 1998, the Company completed an offering of 8,050,000 shares of its common stock at $26.25 per share before deduction for underwriting commission and expenses related to the offering. The net proceeds were used to finance recent acquisitions and for general corporate purposes.

     In August 1998, the Company's Board of Directors authorized a program for the Company to repurchase up to $25 million of common shares. In several subsequent authorizations, the Company's Board of Directors increased such authorization up to $155 million of common shares as of December 1, 1999. As of December 8, 2000, the Company had repurchased approximately 13.7 million shares of its common stock for an aggregate price of approximately $143.8 million under this program.

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

     The Company sponsors several 401(k) plans which cover substantially all employees. The Company accrued contributions of $1,029,505, $987,000 and $296,000 for fiscal years 2000, 1999 and 1998, respectively.

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

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net earnings and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1997. These calculations require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of four years from date of grant; stock volatility, 57% in fiscal 2000, 64% in fiscal 1999 and 59% in fiscal 1998; risk free interest rates, 5.29% in fiscal 2000, 4.6% in fiscal 1999 and 5.8% in fiscal 1998; and no dividends during the expected term.

                         CENTRAL GARDEN & PET COMPANY

     The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 2000, fiscal 1999, and fiscal 1998 awards had been amortized to expense in the consolidated financial statements over the vesting period of the awards, pro forma net earnings would have been as follows:

                                                                        Fiscal Year Ended
                                                 --------------------------------------------------------------
                                                  September 30, 2000   September 25, 1999  September 26, 1998
                                                 --------------------------------------------------------------
Pro forma net (loss) earnings (in thousands)...            $(16,067)             $20,849             $31,398
Net earnings (loss) per common share:
  Basic........................................            $  (0.86)             $  0.76             $  1.10
  Diluted......................................            $  (0.86)             $  0.76             $  1.08

     However, the impact of outstanding non-vested stock options granted prior to fiscal 1996 has been excluded from the pro forma calculation; accordingly, the fiscal 2000, fiscal 1999 and fiscal 1998 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all stock options.

     Option activity under the Plan is as follows:

                                                                     Weighted
                                                      Number of      Average
                                                       Options    Exercise Price
                                                     -----------  ---------------
Balance at September 27, 1997......................   1,447,890           $13.38

Granted (weighted average fair value of $13.32)....     918,224            21.75
Exercised..........................................    (215,297)            5.28
Cancelled..........................................     (35,264)           14.84
                                                      ---------

Balance at September 26, 1998......................   2,115,553            17.83

Granted (weighted average fair value of $7.26).....   1,929,224            13.45
Exercised..........................................    (159,867)            4.36
Cancelled..........................................    (974,915)           22.85
                                                      ---------

Balance at September 25, 1999......................   2,909,995            14.35

Granted (weighted average fair value of $3.90).....     493,170             8.21
Exercised..........................................     (48,617)            4.86
Cancelled..........................................    (194,600)           14.14
                                                      ---------

Balance at September 30, 2000......................   3,159,948            13.55
                                                      =========

Exercisable at September 30, 2000..................     836,579            15.20
                                                      =========

                        CENTRAL GARDENING & PET COMPANY

                 Options Outstanding                                     Options Exercisable
                  September 30, 2000                                     September 30, 2000
------------------------------------------------------           ----------------------------------
                                  Weighted
                                  Average     Weighted                               Weighted
      Range         Number of    Remaining    Average                Number           Average
   of Exercise       Options    Contractual   Exercise             Of Options        Exercise
     Prices        Outstanding  Life (Years)   Price               Exercisable         Price
----------------  ------------  ------------ ---------            -------------   --------------
$ 1.30 - $ 3.94         76,020          3.3     $ 1.96                  47,879               $ 2.00
  3.95 -   6.79          6,250          0.4       6.00                   6,250                 6.00
  6.80 -  10.18        514,420          2.7       8.25                  20,000                 9.00
 10.19 -  13.58      1,315,250          1.8      13.13                 230,250                13.00
 13.59 -  16.97        842,774          1.8      14.93                 311,300                14.94
 16.98 -  20.36         72,760          1.8      18.12                  15,900                18.12
 20.37 -  23.76        300,000          2.2      21.12                 180,000                21.12
 23.77 -  27.15         25,000          1.3      26.50                  25,000                26.50
 27.16 -  30.55          6,000          3.6      30.00                       -                    -
 30.56 -  33.94          1,474          2.4      33.94                       -                    -
                     ---------                                         -------
 $  1.30-$33.94      3,159,948          2.0     $13.55                 836,579               $15.20
                     =========                                         =======


10.  Earnings Per-Share

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per-share (EPS) computations:

                                      Fiscal Year Ended               Fiscal Year Ended                   Fiscal Year Ended
                                      September 30, 2000             September 25, 1999                   September 26, 1998
                                  --------------------------  -----------------------------------     ----------------------------
                                                              (dollars and shares in thousands)
                                                       Per                               Per                                Per
                                   Income    Shares   Share     Income       Shares     Share          Income    Shares     Share
                                  ---------  ------  -------  -----------  ----------  --------        -------  ---------  -------
Basic EPS:
  Net income (loss).............  $(11,813)                       $24,490                               $33,693
  Stock dividend payment
Net income (loss) available to
                                  --------                         --------                             --------
  common stock..................   (11,813)  18,786  $(0.63)       24,490      27,328     $0.90          33,693     28,502    $1.18
                                                     ======                            ========                             =======

Effect of dilutive securities:
  Options to purchase
    common stock................                                                  109                                  324
  Convertible notes                                                                                       4,314      4,107
  Series A convertible
    Preferred stock.............                                                                                        74

Diluted EPS:
  Net income (loss) attributed
                                  --------   ------           -----------  ----------                   -------     ------
     to common shareholders.....  $(11,813)  18,786  $(0.63)      $24,490      27,437     $0.89         $38,007     33,007    $1.15
                                  ========   ======  ======   ===========  ==========  ========         =======     ======  =======

                        CENTRAL GARDENING & PET COMPANY

11. Quarterly Financial Data - unaudited (dollars and shares in thousands)

                                                                Fiscal 2000
                                        ------------------------------------------------------------
                                        1/st/ Quarter   2/nd/ Quarter  3/rd/ Quarter  4/th/ Quarter
                                        --------------  -------------  -------------  --------------
Sales(1)..............................       $219,117        $382,944       $452,384       $300,706
Gross profit(1).......................         58,754          98,778        113,328         74,185
Net income (loss).....................         (6,475)         12,095         12,875        (30,308)

Net income (loss) per common share:
   Basic..............................       $  (0.33)       $   0.65       $   0.69       $  (1.63)
   Diluted............................       $  (0.33)       $   0.58       $   0.61       $  (1.63)

Weighted average shares outstanding:
   Basic..............................         19,389          18,572         18,640         18,543
   Diluted............................         19,389          22,769         22,850         18,543

                                                                Fiscal 1999
                                        -----------------------------------------------------------
                                        1/st/ Quarter   2/nd/ Quarter  3/rd/ Quarter  4/th/ Quarter
                                        --------------  -------------  -------------  --------------
Sales(1)..............................       $228,546        $446,524       $527,652       $331,801
Gross profit(1)(2)....................         57,006         101,679        106,130         81,985
Net income (loss).....................           (435)         15,549         13,684         (4,308)

Net income (loss) per common share:
   Basic..............................       $  (0.01)       $   0.55       $   0.50       $  (0.19)
   Diluted............................       $  (0.01)       $   0.51       $   0.47       $  (0.19)

Weighted average shares outstanding:
   Basic..............................         31,227          28,475         27,329         22,372
   Diluted............................         31,227          32,833         31,427         22,372

_______________

(1) Reflects the reclassification of $(0.5) million and $1.4 million for the first and third quarters of fiscal 2000, respectively, and $(0.5) million, $0.6 million, $1.4 million and $(0.4) million for the first, second, third and fourth quarters of fiscal 1999, respectively, of earnings (losses) attributable to equity-method investees from Net sales to Other income. See
     Note 1.

(2) Reflects the reclassification of $4.9 million of charges to reduce the carrying value of inventory to its estimated recoverable value from Other charges to Cost of goods sold and occupancy in the fourth quarter of fiscal 1999. See Note 1.

12.  Transactions with Related Parties

     The Company leased certain warehouse facilities and equipment from related entities which had been controlled by the Company's principal shareholder. Rental expense under these leases totaled $99,000 and $156,000 annually in fiscal years 1999 and 1998, respectively. During fiscal year 1999, the Company's principal shareholder disposed of these assets.

     During fiscal 2000, 1999 and 1998, subsidiaries of the Company purchased $1,890,000, $1,500,000 and $1,400,000, respectively, of products from Bio Plus, Inc., a company that produces granular peanut hulls. As of September 30, 2000, the Company owed Bio Plus, Inc. $4,902 for such purchases. Such amounts were included in

                        CENTRAL GARDENING & PET COMPANY
accounts payable as of that date. A director and executive officer of the Company is a minority shareholder and a director of Bio Plus, Inc.

13.  Business Segment Data

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

     The Distribution segment is a national distributor of lawn and garden and pet supply products. This segment operates 19 distribution centers across the United States stocking approximately 45,000 products. Their products are sold to independent retailers, national retail chains, grocery stores and mass merchants.

     The Garden Products segment consists of Pennington Seed, Matthews Four Seasons, Grant's, Norcal Pottery and AMBRANDS. Products manufactured or designed and sourced are products found typically in the lawn and garden sections of mass merchandisers, warehouse-type clubs, home improvement centers and nurseries and include grass seed, bird seed, clay pottery, outdoor wooden planters and trellises, ant control and animal repellents. These products are sold directly to retailers and to distributors.

     The Pet Products segment consists of Four Paws Products, TFH Publications, Wellmark, Kaytee, Island Aquarium and All Glass Aquarium, acquired September 30, 2000. These companies are engaged in the manufacturing, delivery and sale of pet supplies, books and food principally to independent pet distributors and retailers, national specialty pet stores, mass merchants and bookstores.

     The Corporate division includes expenses associated with corporate functions and projects, certain employee benefits and nonoperating items such as interest income, interest expense, goodwill amortization, intersegment eliminations, and net other charges of $27.2 million associated with Distribution for fiscal 2000, $1.2 million and $1.5 million associated with Garden Products and Distribution, respectively, for fiscal 1999, and $2.6 million and $4.3 million associated with Distribution and Corporate, respectively, for fiscal 1998.

     Financial information relating to the Company's business segments for each of the three most recent fiscal years is presented in the tables below (dollars in thousands). Amounts are in thousands.

                         CENTRAL GARDEN & PET COMPANY

                                                                                 2000         1999         1998
                                                                             ----------    ----------   ----------
Net sales
  Distribution..........................................................     $  711,224    $  972,670   $  887,479
  Garden Products.......................................................        439,409       380,777      239,796
  Pet Products..........................................................        262,341       236,336      197,149
  Corporate, eliminations and all other.................................        (57,823)      (55,260)     (31,094)
                                                                             ------------  -----------  ------------
Total net sales.........................................................     $1,355,151    $1,534,523   $1,293,330
                                                                             ============  ===========  ============
Intersegment sales
  Distribution..........................................................                                $      273
  Garden Products.......................................................     $   33,630    $   20,679       16,032
  Pet Products..........................................................         24,193        34,581       14,789
  Corporate, eliminations and all other.................................        (57,823)      (55,260)     (31,094)
                                                                             ------------  -----------  ------------
Total intersegment sales................................................     $        0    $        0   $        0
                                                                             ============  ===========  ============
Income (loss) from operations before other charges
  Distribution..........................................................     $  (12,125)   $   11,439   $   38,456
  Garden Products.......................................................         51,282        40,640       26,241
  Pet Products..........................................................         32,709        27,056       23,677
  Corporate, eliminations and all other.................................        (29,933)      (21,713)     (17,301)
                                                                             ------------  -----------  ------------
Total income (loss) from operations before other
charges.................................................................         41,933        57,422       71,073
Other charges...........................................................         27,156         2,708        6,903
  Interest expense......................................................        (23,140)      (12,680)     (12,111)
  Interest income.......................................................            589           593        4,502
  Other income..........................................................          1,176         1,106        1,534
  Income taxes..........................................................         (5,215)      (19,243)     (24,402)
                                                                             ------------  -----------  ------------
Net income (loss).......................................................     $  (11,813)   $   24,490   $   33,693
                                                                             ============  ===========  ============
Assets
  Distribution..........................................................     $  111,080    $  216,981   $  198,641
  Garden Products.......................................................        235,681       179,953      118,846
  Pet Products..........................................................        167,393        99,583       83,812
  Corporate, eliminations and all other.................................        433,264       459,313      527,401
                                                                             ------------  -----------  ------------
Total assets............................................................     $  947,418    $  955,830   $  928,700
                                                                             ============  ===========  ============
Depreciation and amortization
  Distribution..........................................................     $    5,095    $    3,137   $    1,543
  Garden Products.......................................................          3,797         3,404        2,522
  Pet Products..........................................................          5,520         4,225        3,391
  Corporate, eliminations and all other.................................         11,623         9,726        8,658
                                                                             ------------  -----------  ------------
Total depreciation and amortization.....................................     $   26,035    $   20,492   $   16,114
                                                                             ============  ===========  ============
Expenditures for long-lived assets
  Distribution..........................................................     $    4,189    $    7,730   $    3,291
  Garden Products.......................................................          5,272         1,548        5,870
  Pet Products..........................................................          5,046         8,456        8,707
  Corporate, eliminations and all other.................................          2,156           906        1,036
                                                                             ------------  -----------  ------------
Total expenditures for long-lived assets................................     $   16,663    $   18,640   $   18,904
                                                                             ============  ===========  ============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

  The information required by this item is incorporated by reference from Central's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." See also Item 1 above.

Item 11. Executive Compensation

  The information required by this item is incorporated by reference from Central's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by this item is incorporated by reference from Central's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders under the caption "Ownership of Management and Principal Stockholders."

Item 13. Certain Relationships and Related Transactions

  The information required by this item is incorporated by reference from Central's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders under the captions "Compensation Committee Interlocks and Insider Participation" and "Transactions with the Company."

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

               Consolidated Statements of Income

               Consolidated Statements of Shareholders' Equity

               Consolidated Statements of Cash Flows

               Notes to Consolidated Financial Statements

       (2) Supplementary Consolidated Financial Statement Schedule as of and for the fiscal years ended September 30, 2000, September 25, 1999 and September 26, 1998:

               Independent Auditors' Report on Supplementary Consolidated Financial Statement Schedule

               Schedule II - Valuation and Qualifying Accounts

       All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

       (3) Exhibits:

               See attached Exhibit Index.

  (b) The Company filed the following reports on Form 8-K during the fourth quarter of fiscal 2000:

       (1) A report dated July 6, 2000 disclosing the issuance of a press release announcing litigation between Central and The Scotts Company and Pharmacia Corporation.

       (2) A report dated July 19, 2000 disclosing the issuance of a press release announcing The Scotts Company's intent to discontinue its distribution relationship with Central.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  December 28, 2000


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


        Signature                         Capacity                                          Date
        ---------                         --------                                          ----
/s/ William E. Brown                    Chairman and Chief Executive                  December 28, 2000
--------------------------------
William E. Brown                    Officer (Principal Executive Officer)


/s/ Lee D. Hines, Jr.                       Director, Vice President,                 December 28, 2000
--------------------------------
Lee D. Hines, Jr.                            Chief Financial Officer
                                         (Principal Financial Officer and
                                            Principal Accounting Officer)


/s/ Glenn W. Novotny                                  Director                        December 28, 2000
--------------------------------
Glenn W. Novotny


/s/ Daniel P. Hogan, Jr.                              Director                        December 28, 2000
--------------------------------
Daniel P. Hogan, Jr.


/s/ Brooks M. Pennington, III                         Director                        December 28, 2000
--------------------------------
Brooks M. Pennington, III


/s/ Bruce A. Westphal                                 Director                        December 28, 2000
--------------------------------
Bruce A. Westphal

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors of Central Garden & Pet Company:

     We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the "Company") as of September 30, 2000 and September 25, 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended September 30, 2000, and have issued our report thereon dated December 18, 2000; such report is included elsewhere in this Form 10-K. Our audits also included the supplementary consolidated financial statement schedule of the Company listed in Item 14(a)(2). This supplementary consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such supplementary consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
December 18, 2000

                                  SCHEDULE II

                         CENTRAL GARDEN & PET COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
           As of and for the Fiscal Years Ended September 30, 2000,
                   September 25, 1999 and September 26, 1998

                   Column A                                   Column B            Column C            Column D      Column E
---------------------------------------------------------    -----------  -----------------------    ----------   -----------
                                                                                  Additions
                                                                          -----------------------
                                                             Balances at  Charged to   Charged to                 Balances at
                                                              Beginning   Costs and       Other                      End of
                 Description                                  of Period    Expenses     Accounts     Deductions       Period
               --------------                                -----------  ----------   ----------    ----------   -----------
AMOUNTS DEDUCTED FROM ASSETS TO
WHICH THEY APPLY:
Year ended September 26, 1998
  Allowance for doubtful accounts receivable.............         $5,204      $2,138      $3,266(1)      $4,150       $6,458
Year ended September 25, 1999
  Allowance for doubtful accounts receivable.............          6,458       4,909           -          5,224        6,143
Year ended September 30, 2000
  Allowance for doubtful accounts receivable.............          6,143       3,572         314          1,979        8,050

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

 10.6.1 Amendment No. 8 to Loan and Security Agreement by and among Congress Financial Corporation (Western) and Central Garden & Pet Company, Matthews Redwood and Nursery Supply, Inc., Four Paws Products, Ltd. and Ezell Nursery Supply, Inc., dated May 12, 2000 (Incorporated by reference from Exhibit 10.6.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000).

   10.7 Intercreditor Agreement between Congress Financial Corporation (Western) and Monsanto Corporation dated as of January 28, 1994 (Incorporated by reference to Exhibit 10.32.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1993).

Exhibit
Number                                 Exhibit
------                                 -------

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