Form 10-Q
period 2000-12-30
CENTRAL GARDEN & PET COMPANY
filed 2001-02-13
CIK 887733

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         December 30, 2000
                              --------------------------------------------------

                                      or

[_] TRANSITION REPORT PURSUANT OF SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

Commission File Number:                          0 - 20242
                       ---------------------------------------------------------

                         CENTRAL GARDEN & PET COMPANY
--------------------------------------------------------------------------------

         Delaware                                                68-0275553
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of December 30, 2000        16,678,272

Class B Stock Outstanding as of December 30, 2000        1,656,262

CENTRAL GARDEN & PET COMPANY                                           FORM 10-Q

                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION
                         -----------------------------
1.   Financial Statements

     Condensed Consolidated Balance Sheets
       September 30, 2000 and December 30, 2000

     Consolidated Statements of Cash Flows
       Three Months Ended December 25, 1999 and December 30, 2000

     Consolidated Statements of Income
       Three Months Ended December 25, 1999 and December 30, 2000

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

4.   Submission of Matter to a Vote of Securities Holders

5.   Other Information

6.   Exhibits and Reports on Form 8-K


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This quarterly report contains "forward-looking" statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed below, under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors Relating to Forward-Looking Statements" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, and from time to time in our filings with the Securities and Exchange Commission. These risks and uncertainties include the final resolution of all issues between the Company and Pharmacia Corporation (formerly known as Monsanto Company) under the Solaris Agreement; the resolution of the pending litigation among the Company, Pharmacia and The Scotts Company; the success of and the costs associated with the realignment of the Company's lawn and garden distribution operations; any liabilities to which the Company may become subject as a result of the August 2, 2000 fire at its Phoenix distribution center; and the impact of any other outstanding or potential litigation.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         Central Garden & Pet Company
                     CONDENSED CONSOLIDATED BALANCE SHEET
                         (In thousands, except shares)
                                  (unaudited)

                                                                              September 30,    December 30,
                                                                                   2000            2000
                                                                              -------------    ------------
                                      ASSETS
Current assets:
   Cash & cash equivalents                                                    $       5,685    $      3,850
   Accounts receivable (less allowance for doubtful
        accounts of $8,050 and $7,994)                                              151,190         139,283
   Inventories                                                                      242,617         280,149
   Prepaid expenses and other assets                                                 20,658          22,033
                                                                              -------------    ------------
           Total current assets                                                     420,150         445,315

Land, buildings, improvements and equipment - net                                   111,740         111,527

Goodwill                                                                            382,294         379,509

Other assets                                                                         33,234          35,864
                                                                              -------------    ------------
Total                                                                         $     947,418    $    972,215
                                                                              =============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                              $     129,239    $    161,787
   Accounts payable                                                                 121,705         142,646
   Accrued expenses                                                                  42,801          23,272
   Current portion of long-term debt                                                  5,277           4,947
                                                                              -------------    ------------
           Total current liabilities                                                299,022         332,652

Long-term debt                                                                      148,242         160,915

Deferred income taxes and other long-term obligations                                36,207          19,134

Shareholders'  equity:

   Class B stock, $.01 par value: 1,657,762 and 1,656,262 shares
        outstanding at September 30, 2000 and December 30, 2000                          16              16
   Common stock, $.01 par value: 30,417,421 and 30,449,109 issued and 16,675,171 and 16,678,272 outstanding at September 30, 2000
        and December 30, 2000                                                           304             304
   Additional paid-in capital                                                       525,793         525,812
   Retained earnings                                                                 82,661          78,209
   Treasury stock                                                                  (144,827)       (144,827)
                                                                              -------------    ------------
           Total shareholders' equity                                               463,947         459,514
                                                                              -------------    ------------
Total                                                                         $     947,418    $    972,215
                                                                              =============    ============

                         Central Garden & Pet Company
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                                  Three Months Ended
                                                                  ---------------------------------------------------

                                                                      December 25,                     December 30,
                                                                          1999                             2000
                                                                  -------------------              ------------------
Cash Flows From Operating Activities:
   Net loss                                                       $            (6,475)             $           (4,452)
   Adjustments to reconcile net loss to net cash
        used in operating activities:
     Depreciation and amortization                                              5,665                           6,288
     Change in assets and liabilities:
        Receivables                                                            37,834                          15,607
        Inventories                                                           (61,238)                        (33,232)
        Prepaid expenses and other assets                                      (1,094)                         (4,090)
        Accounts payable                                                       10,245                          20,936
        Accrued expenses                                                       (8,951)                         (9,529)
        Other long-term obligations                                                 0                          (4,328)
                                                                  -------------------              ------------------
     Net cash used in operating activities                                    (24,014)                        (12,800)


Cash flows from investing activities:
   Additions to land, buildings, improvements and equipment                    (4,789)                         (2,923)
   Payments to acquire companies, net of cash acquired                        (21,000)                        (18,277)
                                                                  -------------------              ------------------
     Net cash used in investing activities                                    (25,789)                        (21,200)


Cash flows from financing activities:
   Borrowings under lines of credit, net                                       69,929                          32,548
   Repayments of long-term debt                                                   (52)                           (402)
   Proceeds from issuance of stock - net                                           25                              19
   Payments to reacquire stock                                                (18,595)                              0
                                                                  -------------------              ------------------
     Net cash provided by financing activities                                 51,307                          32,165


Net increase (decrease) in cash                                                 1,504                          (1,835)
Cash at beginning of period                                                     8,017                           5,685
                                                                  -------------------              ------------------
Cash at end of period                                             $             9,521              $            3,850
                                                                  ===================              ==================

                         Central Garden & Pet Company
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                                   Three Months Ended
                                                  -----------------------------------------------------
                                                     December 25,                       December 30,
                                                        1999                                2000
                                                  -----------------                  ------------------
Net sales                                         $         219,117                  $          213,259
Cost of goods sold and occupancy                            160,363                             147,278
                                                  -----------------                  ------------------

     Gross profit                                            58,754                              65,981

Selling, general and
     administrative expenses                                 65,601                              68,247
                                                  -----------------                  ------------------

     Loss from operations                                    (6,847)                             (2,266)

Interest expense                                             (4,476)                             (5,970)
Interest income                                                 166                                  49
Other income (expense)                                         (406)                                 92
                                                  -----------------                  ------------------

Loss before income taxes                                    (11,563)                             (8,095)

Income taxes                                                 (5,088)                             (3,643)
                                                  -----------------                  ------------------

     Net loss                                     $          (6,475)                 $           (4,452)
                                                  =================                  ==================


Basic and diluted loss per common share           $           (0.33)                 $            (0.24)
                                                  =================                  ==================
Weighted average shares outstanding                          19,389                              18,334
                                                  =================                  ==================

                         Central Garden & Pet Company
             Notes to Condensed Consolidated Financial Statements
                     Three Months Ended December 30, 2000
                                  (unaudited)



1.   Basis of Presentation
     ---------------------

     The condensed consolidated balance sheet as of December 30, 2000, the consolidated statements of income for both the three months ended December 30, 2000 and December 25, 1999 and the consolidated statements of cash flows for the three months ended December 30, 2000 and December 25, 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

     Due to the seasonal nature of the Company's business, the results of operations for the three months ended December 30, 2000 are not indicative of the operating results that may be expected for the year ending September 29, 2001.

     It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company's 2000 Annual Report on Form 10-K which has previously been filed with the Securities and Exchange Commission.

2.   New Accounting Pronouncements
     -----------------------------

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and amended by SFAS Nos. 137 and 138, issued in June 2000. The new standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under the standard, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted the standard effective October 1, 2000. The adoption of SFAS No. 133, as amended by SFAS Nos. 137 and 138, did not have an impact on the financial position or results of operations of the Company because the Company did not have derivative instruments which require valuation in the financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which provides the SEC staff's views on selected revenue recognition issues. In March 2000, the SEC released SAB 101A, which delayed for one quarter the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. In June 2000, the SEC released SAB 101B, which delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is evaluating what impact, if any, SAB 101 will have on the Company's income statement presentation, however, the Company does not believe it will have any impact on its financial position or results of operations.

3.   Recent Acquisition
     ------------------

     In October 2000, the Company's Pennington subsidiary acquired the Rebel and Lofts line of grass seed from KRB Seed Company, LLC, for approximately $8 million in cash, and signed perpetual licensing agreements under which the Company will make royalty payments to KRB Seed Company, LLC over the term of the licensing agreements. The acquisition was accounted for under the purchase method. Royalty payments will be recorded as expense as they are incurred. The operations of this business have been included in the Company's results of operations since October 2000.

     In September 2000, Central's Pennington subsidiary acquired All-Glass Aquarium Co., Inc., a leading manufacturer and marketer of aquariums and related products, based in Franklin, Wisconsin and its Oceanic Systems subsidiary in Dallas, Texas for approximately $10 million, which was recorded as a liability in the Consolidated Balance Sheet as of September 30, 2000, and was subsequently paid during the three months ended December 30, 2000. The operations of this business have been included in the Company's results of operations since October 1, 2000.

4.   Earnings Per Share
     ------------------

     Options to purchase 3,156,298 and 2,906,710 shares of common stock at prices ranging from $1.30 to $33.94 per share were outstanding during the three-month periods ended December 30, 2000 and December 25, 1999, respectively, but were not included in the computation of diluted earnings per share because the assumed exercise would have been anti-dilutive in each period. Shares of common stock from the assumed conversion of the Company's convertible securities totaling 4,107,143 were also not included in the computation of diluted earnings per share for the three-month periods ended December 30, 2000 and December 25, 1999 because the assumed conversion would have been anti-dilutive.

5.   Segment Information
     -------------------

     In December 2000, the Company cancelled the spin-off of its garden distribution business and adopted a plan to reorganize its garden and pet businesses. Under the reorganization plan, the Company's garden products and distribution businesses became one operating unit and its pet products and distribution businesses became another operating unit.

     Consistent with the above changes, management has determined that the reportable segments of the Company are Garden Products and Pet Products, based on the level at which the chief operating decision making group reviews the results of operations to make decisions regarding performance assessment and resource allocation. This represents a change in the segments reported in the Company's fiscal 2000 Annual Report filed on Form 10-K. Segment information, based upon the new reportable segments, for the three month periods ended December 25, 1999 and December 30, 2000 and segment assets at September 30, 2000 and December 30, 2000 is set forth below (dollars in thousands):

                                                December 25,     December 30,
                                                    1999             2000
                                                ------------     ------------
Net sales
     Pet Products                               $    117,111     $    133,287
     Garden Products                                 111,176           92,939
     Intersegment eliminations                        (9,170)         (12,967)
                                                ------------     ------------
Total net sales                                 $    219,117     $    213,259
                                                ------------     ------------

Intersegment sales
     Pet Products                               $      5,550     $     10,364
     Garden Products                                   3,620            2,603
                                                ------------     ------------
Total intersegment sales                        $      9,170     $     12,967
                                                ------------     ------------

Income (loss) from operations
     Pet Products                               $      4,390     $      5,784
     Garden Products                                  (5,254)          (3,381)
     Corporate                                        (5,983)          (4,669)
                                                ------------     ------------
Total loss from operations                            (6,847)          (2,266)
                                                ------------     ------------
     Interest expense - net                           (4,310)          (5,921)
     Other income (expense)                             (406)              92
     Income taxes                                     (5,088)          (3,643)
                                                ------------     ------------
Net loss                                        $     (6,475)    $     (4,452)
                                                ============     ============

Depreciation and amortization
     Pet Products                               $      1,662     $      2,091
     Garden Products                                   1,577            1,587
     Corporate                                         2,426            2,610
                                                ------------     ------------
Total depreciation and amortization             $      5,665     $      6,288
                                                ============     ============

Expenditures for long lived assets
     Pet Products                               $      2,389     $      2,041
     Garden Products                                   2,377              809
     Corporate                                            23               73
                                                ------------     ------------
Total expenditures for long lived assets        $      4,789     $      2,923
                                                ============     ============
                                                September 30,    December 30,
                                                    2000             2000
                                                -------------    ------------
Assets
     Pet Products                               $    173,843     $    162,801
     Garden Products                                 340,411          353,533
     Corporate                                       433,264          455,880
                                                ------------     ------------
Total assets                                    $    947,418     $    972,214
                                                ============     ============

6.   Other  Charges
     ---------------

     Activity affecting the reserve balances associated with Other Charges recorded in fiscal 2000 and prior years is as follows (in millions):

                                -------------------------
                                 Severance   Exit Related
                                                and Other      Total
                                -------------------------    --------
Balance September 30, 2000      $    0.4       $      9.1    $    9.5

Costs incurred and paid                              (1.6)       (1.6)
                                -------------------------    --------
Balance December 30, 2000       $    0.4       $      7.5     $   7.9
                                =========================    ========

     Remaining reserve balances totaling $7.9 million are included in the Condensed Consolidated Balance Sheet within the categories "accounts payable" and "accrued expenses", comprised of $0.4 million associated with charges recorded in the year ended September 25, 1999; and $7.5 million associated with charges recorded in the year ended September 30, 2000. Cost paid during the three months ended December 30, 2000 relate to facility closure costs and lease terminations associated with the charges recorded in the years ended September 26, 1998 and September 30, 2000. The remaining exit costs are expected to be incurred and paid during fiscal 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Central was incorporated in Delaware in June 1992 and is the successor to a California corporation which was incorporated in 1955. References to "we," "us," or "Central" means Central Garden & Pet Company and its subsidiaries and divisions, and their predecessor companies and subsidiaries.

Recent developments:

In December 2000 the Company announced that it would cancel the proposed spin-off of its garden distribution business and would reorganize its garden and pet businesses.

With the termination of the Company's distribution arrangement with The Scotts Company and other anticipated sales decreases in the garden distribution business, we believed that we could not economically support a national garden distribution infrastructure. Additionally, we believe that the move toward direct sales to retailers by manufacturers will increase in the future. Given this, the Company commenced integrating garden distribution into our garden products business. We believe this move offers us the best opportunity to utilize our sales force and distribution know-how to provide logistics and sales support for both our proprietary brands and consumer recognized products to create a more profitable segment. This integration also applies to our pet distribution business. This part of our business will continue to support our partner suppliers but will increase its focus on expanding sales of our proprietary pet products. This use of distribution as an integral support function for proprietary brands has been used very successfully by our Pennington subsidiary. This reorganization represents a change in the segments reported from those reported in the Company's fiscal 2000 Annual Report filed on Form 10K.

Developments affecting Garden Products:

Expiration of the Solaris Agreement and Termination of our Distribution Relationship with Scotts

From October 1, 1995 to September 30, 1999, Garden Products distributed Solaris products nationwide, pursuant to an exclusive distribution agreement (the "Solaris Agreement"). Management believes that the relationship with Solaris embodied in the Solaris Agreement had a substantial positive impact on our results of operations. In January 1999, Pharmacia Corporation (formerly known as Monsanto Company) sold its Solaris lawn and garden business exclusive of its Roundup(R) herbicide products for consumer use to Scotts and entered into a separate, long-term, exclusive agreement pursuant to which Pharmacia continues to make Roundup herbicide products for consumer use and Scotts markets the products. Beginning October 1, 1999, Scotts began to distribute Ortho(R) and Roundup(R) products through a system that involved a combination of distributors, of which we were the largest, as well as through direct sales by Scotts to certain major retailers. In addition, Scotts began to sell Miracle-Gro(R) directly to certain retailers.

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

Due to the termination of the Scotts distribution relationship and anticipated sales declines, we have taken actions to downsize our lawn and garden distribution operations to reflect anticipated business levels for the fiscal year 2001. As a result, we have recorded charges of $27.5 million in the fiscal year ending September 30, 2000 as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fiscal 2000 Compared with Fiscal 1999" in the Company's fiscal 2000 annual report filed on Form 10-K.

The sale of the Solaris business by Pharmacia, the expiration of the Solaris Agreement and termination of the Scotts distribution relationship subject our distribution business to significant uncertainties. These include the resolution of all payments due between us and Pharmacia under the Solaris Agreement, such as the amounts receivable from Pharmacia for cost reimbursements and payments for cost reductions; the amounts payable to Pharmacia for inventory; and responsibility for obsolete inventory and for non-payment by Solaris' sub-agents. Scotts and Pharmacia have each initiated litigation against Central arising out of the prior distribution relationship. In addition, Central has filed suit against Scotts and Pharmacia seeking damages and injunctive relief as well as restitution for, among other things, breach of contract and violations of the antitrust laws by Scotts and Pharmacia. Each of these cases is in its early stage. For this reason and because of the uncertainties inherent in complex litigation, it is not currently possible to make an assessment of the potential impact, losses or gains that may arise out of these cases individually or collectively. Central believes that the reconciliation of all accounts and claims with Pharmacia and Scotts will not result in additional charges to Central. Further, Central believes it has substantial counterclaims and rights of offset against both Scotts and Pharmacia, as well as meritorious defenses, and intends to vigorously contest both suits. However, there can be no assurance that the resolution of this litigation will not have a material adverse effect on its results of operations, financial position and/or cash flows.

                     Three Months Ended December 30, 2000
              Compared with Three Months Ended December 25, 1999

Net sales for the three months ended December 30, 2000 decreased by 2.7% or $5.8 million to $213.3 million from $219.1 million for the three months ended December 25, 1999. Of the decrease in net sales approximately $17.2 million relates to the Garden Products segment of which $13.9 million is attributable to the closure of thirteen garden distribution branches commencing in October 2000, offset in part by an increase of $5.1 million related to operations newly acquired. Net sales for the Pet Products segment increased by $11.4 million including $14.9 million related operations acquired subsequent to October 1999.

Gross profit increased by 12.3% or $7.2 million from $58.8 million during the quarter ended December 25, 1999 to $66.0 million for the comparable 2000 period. Gross profit as a percentage of net sales increased from 26.8% for the 1999 quarter to 30.9% for the quarter ended December 20, 2000. The increase in gross profit dollars relates principally to the newly acquired businesses in both segments. The increase in gross profit as a percentage of net sales relates principally to increases in Garden Products associated with an increasing proportion of higher margin branded products coupled with a reduction in non Central distribution sales.

Selling, general and administrative expenses increased 4.0% or $2.6 million from $65.6 million during the 1999 quarter to $68.2 million for the comparable 2000 quarter. Of the $2.6 million increase, approximately $4.0 million was related to newly acquired businesses offset by approximately $4.0 million attributable to the garden distribution operations. As a percentage of net sales, selling, general and administrative expenses increased from 29.9% during the three months ended December 25, 1999 to 32.0% for the three months ended December 30, 2000. Selling and delivery expenses decreased by $2.5 million from $31.2 million for the three months ended December 25, 1999 to $28.7 million for the comparable 2000 period. Of this decrease, $3.6 million related to a reduction resulting from recently closed garden distribution branches, offset in part by a $1.1 million increase related to newly acquired businesses. Facilities expense decreased by $0.5 million from $3.2 million during the quarter ended December 25, 1999 to $2.7 million for the comparable 2000 period. The decrease results from the closed garden distribution centers offset in part by a $0.1 million increase related to newly acquired businesses. Warehouse and administrative expenses increased $5.6 million from $31.2 million during the three months ended December 25, 1999 to $36.8 million for the comparable 2000 quarter. Of the $5.6 million increase, approximately $2.5 million related to newly acquired businesses. The increase from existing operations related principally to increased personnel costs, increased information systems costs incurred to convert certain distribution branches to a common computer system and higher costs relative to inventory levels required to support remaining operations.

Net interest expense for the quarter ended December 30, 2000 increased by $1.6 million to $5.9 million from $4.3 million for the quarter ended December 25, 1999. The increase is due to higher average outstanding short-term debt resulting principally from the Company's stock repurchase program and the businesses acquired since October 1999.

Average short-term borrowings for the quarter ended December 30, 2000 were $142.9 million compared with $138.5 million for the quarter ended December 25, 1999. The average short-term interest rates for the quarter ended December 30, 2000 and December 25, 1999 were 8.5% and 7.4%, respectively.

The Company's effective income tax rate for the quarter ended December 30, 2000 was 45% compared with 44% for the quarter ended December 25, 1999. The increase in the effective tax rate results principally from non-deductible goodwill expense being a higher percentage of taxable income than was the case in the quarter ended December 25, 1999.

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

     Historically, the Company's business has been highly seasonal and its working capital requirements and capital resources tracked closely to this seasonal pattern. During the first fiscal quarter accounts receivable reach their lowest level while inventory, accounts payable and short-term borrowings begin to increase. Since the Company's short-term credit line fluctuates based upon a specified asset borrowing base, this quarter is typically the period when the asset borrowing base is at its lowest and consequently the Company's ability to borrow is at its lowest. During the second fiscal quarter, receivables, accounts payable and short-term borrowings begin to increase, reflecting the build-up of inventory and related payables in anticipation of the peak selling season. During the third fiscal quarter, principally due to the Solaris Agreement for the period between October 1, 1995 and September 30, 1999, inventory levels remained relatively constant while accounts receivable peaked and short-term borrowings started to decline as cash collections were received during the peak- selling season. During the fourth fiscal quarter, inventory levels were at their lowest, and accounts receivable and payables were substantially reduced through conversion of receivables to cash. As a result of the termination of the Solaris agreement effective September 30, 1999, the ending of the Company's distribution relationship with the Scotts company effective September 30, 2000, and the associated reduction in Garden Products sales as a percentage of overall sales, this seasonal pattern is expected to be less significant in the future.

     The Company's businesses service two broad markets: lawn and garden and pet supplies. Pet Products primarily deals with products that have a year round selling cycle with very little change quarter to quarter. As a result, it is not necessary to carry large quantities of inventory to meet peak demands. Additionally, this level sales cycle eliminates the need for manufacturers to give extended credit terms to either distributors or retailers. On the other hand, Garden Products is highly seasonal with approximately two-thirds of its sales occurring during the fiscal second and third quarters. For many manufacturers of garden products this seasonality requires them to move large quantities of their products well ahead of the peak selling period. To encourage distributors to carry large amounts of inventory, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.

     Cash used in operating activities was $12.8 million use during the three months ended December 30, 2000, a decrease from a $24.0 million during the quarter ended December 25, 1999, primarily due to lower use levels of inventory build up in the fiscal 2001 quarter as a result of the termination of the Scotts distribution relationship coupled with better terms on accounts payable experienced in the current year period. Cash used in investing activities of $21.2 million resulted from the payment of amounts due related to the acquisitions of All-Glass Aquarium and the Lofts and Rebel line of products by the Company's Pennington Subsidiary, as well as the acquisition of office and warehouse equipment, including computer hardware and software. Cash generated from financing activities of $32.2 million consisted principally of net borrowings of $32.5 million under the Company's lines of credit, partially offset by $0.4 million in repayments of long term debt.

     The Company has a $200 million line of credit with Congress Financial Corporation (Western). The available amount under the line of credit fluctuates based upon a specific asset-borrowing base. The line of credit bears interest at a rate either equal to the prime rate or LIBOR plus 2% at the Company's option, and is secured by substantially all of the Company's assets. At December 30, 2000, the Company had $111.4 million of outstanding borrowings, and had $2.9 million of available borrowing capacity under this line. The Company's line of credit contains certain financial covenants such as minimum net worth and minimum working capital requirements. The line also requires the lender's prior written consent to any acquisition of a business. On December 12, 2000, the agreement was amended and extended to July 12, 2002. In connection with the acquisition of one company in fiscal 1998, the Company assumed a $60.0 million line of credit. At December 30, 2000, there were $47.9 million of outstanding borrowings and $12.1 million of available borrowing capacity under this line. Interest related to this line is based on a rate either equal to the prime rate or LIBOR plus .875% at the Company's option. On January 13, 2001, this line was increased from $60 to $75 million.

     Excluding the potential impact of any adverse consequences associated with legal matters discussed in "Part II - Item 1. Legal Proceedings", the Company believes that cash flows from operating activities, funds available under its lines of credit, and arrangements with suppliers will be adequate to fund its presently anticipated working capital requirements for the foreseeable future. The Company anticipates that its capital expenditures will not exceed $18.0 million for the next 12 months.

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

Weather and Seasonality

Historically, the Company's sales of lawn and garden products have been influenced by weather and climate conditions in the markets it serves. During the last several years, the Company's results of operations were negatively affected by severe weather conditions in many parts of the country. Additionally, the Company's business has been highly seasonal. In fiscal 2000, approximately 62% of the Company's sales occurred in the first six months of the calendar year, the Company's second and third fiscal quarters. Substantially all of the Company's operating income has been typically generated in this period which has historically offset the operating losses incurred during the first fiscal quarter of the year. As a result of the termination of the distribution relationship with Scotts in September 2000, and the associated reduction in Garden Products sales as a percentage of overall sales, this seasonal pattern is expected to be less significant in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company believes there has been no material change in its exposure to market risk from that discussed in the Company's fiscal 2000 Annual Report filed on Form 10-K.

CENTRAL GARDEN & PET COMPANY                                           FORM 10-Q


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

     Scotts and Pharmacia Litigation. On June 30, 2000, The Scotts Company filed suit against Central to collect the purchase price of certain lawn and garden products previously sold to Central. Central has withheld payments to Scotts of approximately $17 million on the basis of claims it has against Scotts -- including amounts due for services and goods previously supplied by Central and not yet paid for by Scotts. This action, The Scotts Company v. Central Garden & Pet Company, Docket No. C2 00-755, is in the United States District Court for the Southern District of Ohio, Eastern Division. On July 3, 2000, Pharmacia Corporation (formerly known as Monsanto Company) filed suit against Central seeking an accounting and unspecified amounts allegedly due Pharmacia under the four-year alliance agreement between Central and Pharmacia which expired in September 1999, as well as damages for breach of contract. This action, Pharmacia Corporation v. Central Garden & Pet Company, Docket No. 00CC-002253 Q CV, is in the Circuit Court of St. Louis County, Missouri. Central has filed motions in both the Scotts and Pharmacia actions to have those cases dismissed or stayed. Central's motion in the Scotts action is still pending. In the Pharmacia action, the court denied Central's motion to stay but granted Central's request that Scotts be joined as a party. On January 18, 2001, Pharmacia Corporation filed an Amended Petition adding Scotts to the Pharmacia action. On January 29, 2001, Central filed its Answer, including affirmative defenses, to the Amended Petition as well as Counter/Cross claims against Pharmacia and Scotts. Pharmacia and Scotts have not filed their responses to the Counter/Cross Claims.

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

     On July 7, 2000, Central filed suit against Scotts and Pharmacia seeking damages and injunctive relief as well as restitution for, among other things, breach of contract and violations of the antitrust laws by Scotts and Pharmacia. This action, Central Garden & Pet Company, a Delaware Corporation v. The Scotts Company, an Ohio corporation; and Pharmacia Corporation, formerly known as Monsanto Company, a Delaware corporation, Docket No. C 00 2465, is in the United States District Court for the Northern District of California. On October 26, 2000, the federal district court issued an order denying, for the most part, Pharmacia's motion to dismiss Central's federal antitrust claims. Central was given leave to file an amended federal complaint to clarify certain of its allegations. Central filed a first amended complaint on November 14, 2000. The federal district court's October 26 order also ruled that it did not have jurisdiction over Central's state law claims and that such claims should be adjudicated in a state court. On October 31, 2000, Central filed an action entitled Central Garden & Pet Company v. The Scotts Company and Pharmacia Corporation, Docket No. C00-04586 in Contra Costa Superior Court asserting various state law claims, including the claims previously asserted in the federal action. On December 4, 2000, Pharmacia and Scotts filed a joint Motion to Stay the Contra Costa Action pending the completion of the actions in Ohio and St. Louis. On January 29, 2001, the Court ordered the stay.

Phoenix Fire. On August 2, 2000, a fire destroyed the Company's leased warehouse space in Phoenix, Arizona, and an adjoining warehouse space leased by a third party. The adjoining warehouse tenant, the building owner, and nearby businesses have presented claims for property damage and business interruption. Local residents have filed a purported class action lawsuit alleging claims for bodily injury and property damage as a result of the fire. In addition, the Arizona Department of Environmental Quality is monitoring the cleanup operations and has asked the Company, the building owner and the adjoining warehouse tenant to submit a plan for assessing whether the fire and fire suppression efforts may have caused environmental impacts to soil, groundwater and/or surface water. The overall amount of the damages to all parties caused by the fire, and the overall amount of damages which the Company may sustain as a result of the fire, have not been quantified. At the time of the fire, the Company maintained property insurance covering losses to the leased premises, the Company's inventory and equipment, and loss of business income. The Company also maintained insurance providing $51 million of coverage (with no deductible) against third party liability. The Company believes that this insurance coverage will be available with respect to third party claims against the Company if parties other than the Company are not found responsible. The precise amount of the damages sustained in the fire, the ultimate determination of the parties responsible and the availability of insurance coverage are likely to depend on the outcome of complex litigation, involving numerous claimants, defendants and insurance companies.

For a discussion of other pending legal proceedings, please see Central's Annual Report on Form 10-K for the year ended September 30, 2000.

Item 2.   Changes in Securities and Use of Proceeds
          Not Applicable

Item 3.   Defaults Upon Senior Securities
          Not Applicable

Item 4.   Submission of Matter to a Vote of Securities Holders
          Not Applicable

Item 5.   Other Information
          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits


Number         Exhibit
------         -------

 10.6 Second Amended and Restated Loan and Security Agreement by and among Congress Financial Corporation (Western) and Central Garden & Pet Company, Matthews Redwood and Nursery Supply, Inc., Four Paws Products, Ltd., Ezell Nursery Supply, Inc., Kaytee Products Incorporated, Norcal Pottery Products, Inc., TFH Publications, Inc. and Wellmark International dated December 12, 2000.


     (b) The following report on Form 8-K was filed during the quarter ended December 30, 2000.

On December 21, 2000, the Company filed a report on Form 8-K, dated December 20, 2000, announcing that it would cancel the spin-off of its garden distribution business and reorganize its garden and pet businesses.

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

                                   Dated:  February 13, 2001



                                   ---------------------------------------------
                                   William E. Brown, Chairman of the Board and
                                   Chief Executive Officer


                                   /s/ Lee D. Hines, Jr.
                                   ---------------------------------------------
                                   Lee D. Hines, Jr., Vice President and
                                   Chief Financial Officer