Form 10-Q
period 2001-03-31
CENTRAL GARDEN & PET COMPANY
filed 2001-05-15
CIK 887733

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2001
                              --------------------------------------------------

                                      or

[_] TRANSITION REPORT PURSUANT OF SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________to__________________________


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of March 31, 2001                        16,759,866

Class B Stock Outstanding as of March 31, 2001                        1,656,462

                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

1.   Financial Statements

     Condensed Consolidated Balance Sheets
       September 30, 2000 and March 31, 2001

     Consolidated Statements of Cash Flows
       Six Months Ended March 25, 2000 and March 31, 2001

     Consolidated Statements of Income
       Three and Six Months Ended March 25, 2000 and March 31, 2001

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

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         Central Garden & Pet Company
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands, except shares)
                                  (unaudited)

                                                                               September 30,     March 31,
                                                                                   2000            2001
                                                                              -------------    ------------
                                     ASSETS
Current assets:
   Cash & cash equivalents                                                    $       5,685    $      5,312
   Accounts receivable (less allowance for doubtful
        accounts of $8,050 and $11,194)                                             151,190         193,647
   Inventories                                                                      242,617         264,354
   Prepaid expenses and other assets                                                 20,658          21,510
                                                                              -------------    ------------
           Total current assets                                                     420,150         484,823

Land, buildings, improvements and equipment - net                                   111,740         109,997

Goodwill                                                                            382,294         378,676

Other assets                                                                         33,234          33,924
                                                                              -------------    ------------
Total                                                                         $     947,418    $  1,007,420
                                                                              =============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                              $     129,239    $    192,576
   Accounts payable                                                                 121,705         144,599
   Accrued expenses                                                                  42,801          33,415
   Current portion of long-term debt                                                  5,277           5,412
                                                                              -------------    ------------
           Total current liabilities                                                299,022         376,002

Long-term debt                                                                      148,242         154,969

Deferred income taxes and other long-term obligations                                36,207          13,821

Shareholders' Equity:

   Class B stock, $.01 par value: 1,657,762 and 1,656,462 shares
        outstanding at September 30, 2000 and March 31, 2001                             16              16
   Common stock, $.01 par value: 30,417,421 and 30,502,116 issued and 16,675,171 and 16,759,866 outstanding at September 30, 2000
        and March 31, 2001                                                              304             305
   Additional paid-in capital                                                       525,793         526,231
   Retained earnings                                                                 82,661          80,903
   Treasury stock                                                                  (144,827)       (144,827)
                                                                              -------------    ------------
           Total shareholders' equity                                               463,947         462,628
                                                                              -------------    ------------
Total                                                                         $     947,418    $  1,007,420
                                                                              =============    ============

                         Central Garden & Pet Company
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                                  Six Months Ended
                                                                  ---------------------------------------------------
                                                                        March 25,                     March 31,
                                                                          2000                            2001
                                                                  -------------------              ------------------
Cash flows from operating activities:
   Net income (loss)                                              $             5,620             $            (1,758)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation and amortization                                           11,409                          15,589
       Change in assets and liabilities:
        Receivables                                                           (89,173)                        (38,757)
        Inventories                                                            16,765                         (17,437)
        Prepaid expenses and other assets                                      (2,434)                         (7,906)
        Accounts payable                                                       19,838                          22,889
        Accrued expenses                                                       (2,111)                            614
        Other long-term obligations                                                 0                          (9,641)
                                                                  -------------------              ------------------
     Net cash used in operating activities                                    (40,086)                        (36,407)


Cash flows from investing activities:
   Additions to land, buildings, improvements and equipment                    (7,756)                         (3,582)
   Payments to acquire companies, net of cash acquired                        (26,240)                        (18,277)
                                                                  -------------------              ------------------
     Net cash used in investing activities                                    (33,996)                        (21,859)


Cash flows from financing activities:
   Borrowings under lines of credit, net                                       94,294                          63,337
   Repayments of long-term debt                                                (1,266)                         (5,883)
   Proceeds from issuance of common stock - net                                   564                             439
   Payments to reacquire common stock                                         (18,595)                              0
                                                                  -------------------              ------------------
     Net cash provided by financing activities                                 74,997                          57,893


Net increase (decrease) in cash                                                   915                            (373)
Cash at beginning of period                                                     8,017                           5,685
                                                                  -------------------              ------------------
Cash at end of period                                             $             8,932              $            5,312
                                                                  ===================              ==================

                         Central Garden & Pet Company
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                                   Three Months Ended
                                                  -----------------------------------------------------
                                                     March 25,                            March 31,
                                                        2000                                2001
                                                  -----------------                  ------------------
Net sales                                         $         382,944                  $          324,061
Cost of goods sold and occupancy                            284,166                             225,323
                                                  -----------------                  ------------------

     Gross profit                                            98,778                              98,738

Selling, general and
     administrative expenses                                 71,468                              87,727
                                                  -----------------                  ------------------

     Income from operations                                  27,310                              11,011

Interest expense                                             (6,139)                             (6,406)
Interest income                                                 171                                  36
Other income                                                    256                                 443
                                                  -----------------                  ------------------
Income before income taxes                                   21,598                               5,084

Income taxes                                                  9,503                               2,390
                                                  -----------------                  ------------------

     Net income                                   $          12,095                  $            2,694
                                                  =================                  ==================


Basic earnings per common share                   $            0.65                  $             0.15
                                                  =================                  ==================
Weighted average shares outstanding                          18,572                              18,405
                                                  =================                  ==================
Diluted earnings per common share                 $            0.58                  $             0.15
                                                  =================                  ==================
Weighted average shares outstanding                          22,769                              18,465
                                                  =================                  ==================

                         Central Garden & Pet Company
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                                   Six Months Ended
                                                  -----------------------------------------------------
                                                     March 25,                            March 31,
                                                        2000                                2001
                                                  -----------------                  ------------------
Net sales                                         $         602,061                  $          537,320
Cost of goods sold and occupancy                            444,529                             372,601
                                                  -----------------                  ------------------

     Gross profit                                           157,532                             164,719

Selling, general and
     administrative expenses                                137,069                             155,974
                                                  -----------------                  ------------------

     Income from operations                                  20,463                               8,745

Interest expense                                            (10,867)                            (12,376)
Interest income                                                 589                                  85
Other income (expense)                                         (150)                                535
                                                  -----------------                  ------------------

Income (loss) before income taxes                            10,035                              (3,011)

Income taxes                                                  4,415                              (1,253)
                                                  -----------------                  ------------------

     Net income (loss)                            $           5,620                  $           (1,758)
                                                  =================                  ==================

Basic earnings (loss) per common share            $            0.30                  $            (0.10)
                                                  =================                  ==================
Weighted average shares outstanding                          18,981                              18,387
                                                  =================                  ==================
Diluted earnings (loss) per common share          $            0.29                  $            (0.10)
                                                  =================                  ==================
Weighted average shares outstanding                          19,064                              18,387
                                                  =================                  ==================

                         Central Garden & Pet Company
             Notes to Condensed Consolidated Financial Statements
                   Three and Six Months Ended March 31, 2001
                                  (unaudited)


1.   Basis of Presentation
     ---------------------

     The condensed consolidated balance sheet as of March 31, 2001, the consolidated Statements of income for both the three and six months ended March 25, 2000 and March 31, 2001 and the consolidated statements of cash flows for the six months ended March 25, 2000 and March 31, 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

     Due to the seasonal nature of the Company's business, the results of operations for the three and six months ended March 31, 2001 are not indicative of the operating results that may be expected for the year ending September 29, 2001.

     It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company's 2000 Annual Report on Form 10-K which has previously been filed with the Securities and Exchange Commission.

2.   New Accounting Pronouncements
     -----------------------------

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and amended by SFAS Nos. 137 and 138, issued in June 2000. The new standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under the standard, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted the standard effective October 1, 2000. The adoption of SFAS No. 133, as amended by SFAS Nos. 137 and 138, did not have an impact on the financial position or results of operations of the Company.

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

3.   Recent Acquisition
     ------------------

     In October 2000, the Company's Pennington subsidiary acquired the Rebel and Lofts line of grass seed from KRB Seed Company, LLC, for approximately $8 million in cash which approximated the fair market value of the assets acquired, and signed perpetual licensing agreements under which the Company will make royalty payments to KRB Seed Company, LLC over the term of the licensing agreements. The acquisition was accounted for under the purchase method. Royalty payments will be recorded as expense as they are incurred. The operations of this business have been included in the Company's results of operations since October 2000.

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

4.   Earnings Per Share
     ------------------

     The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income (loss) from continuing operations:

                                                          Three Months Ended         Six Months Ended
                                                            March 31, 2001            March 31, 2001
                                                    ---------------------------  ---------------------------
                                                    Income   Shares   Per Share   Loss    Shares   Per Share
                                                    ------   ------   ---------  ------   ------   ---------
     Basic EPS:
        Net Income (loss)                           $ 2,694   18,405  $   0.15   $(1,758) 18,387   $ (0.10)

     Effect of dilutive securities:
        Options to purchase common stock                          60

     Diluted EPS:
        Net income (loss) attributable
           to common shareholders                   $ 2,694   18,465  $   0.15   $(1,758) 18,387   $ (0.10)


                                                          Three Months Ended         Six Months Ended
                                                            March 25, 2000            March 25, 2000
                                                    ---------------------------  ---------------------------
                                                    Income   Shares   Per Share  Income   Shares   Per Share
                                                    ------   ------   ---------  ------   ------   ---------
     Basic EPS:
        Net Income                                  $12,095   18,572  $   0.65   $ 5,620  18,981   $  0.30

     Effect of dilutive securities:
        Options to purchase common stock                          89                          83
        Convertible notes                             1,042    4,107

     Diluted EPS:
        Net income attributable to
           common shareholders                      $13,137   22,769  $   0.58   $ 5,620  19,064   $  0.29

     Shares of common stock from the assumed conversion of the Company's convertible securities totaling 4,107,143 were not included in the computation of diluted EPS for the three and six month periods ended March 31, 2001 and the six month period ended March 25, 2000 because the assumed conversion would have been anti-dilutive.

     For the six month periods ended March 31, 2001 options to purchase 3,155,559 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would be anti dilutive in loss periods. For the three month period ended March 31, 2001 options to purchase 3,018,128 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and therefore, the effect would be anti dilutive. For the three and six month periods ended March 25, 2000, options to purchase 3,227,648 and 3,233,648 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and therefore, the effect would be anti dilutive.

     5.   Segment Information
     ------------------------

     In December 2000, the Company cancelled the spin-off of its garden distribution business and adopted a plan to reorganize its garden and pet businesses. Under the reorganization plan, the Company's garden products and distribution businesses became one operating unit and its pet products and distribution businesses became another operating unit.

     Consistent with the above changes, management has determined that the reportable segments of the Company are Garden Products and Pet Products, based on the level at which the chief operating decision making group reviews the results of operations to make decisions regarding performance assessment and resource allocation. This represents a change in the segments reported in the Company's fiscal 2000 Annual Report filed on Form 10-K. Segment information, based upon the new reportable segments, for the three and six month periods ended March 31, 2001 and March 25, 2000 and segment assets as of September 30, 2000 and March 31, 2000 is set forth below (dollars in thousands):

                                                       Three Months Ended
                                                -----------------------------
                                                  March 25,        March 31,
                                                    2000             2001
                                                ------------     ------------

Net sales
     Pet Products                               $    120,895     $    129,146
     Garden Products                                 281,843          212,762
     Intersegment eliminations                       (19,794)         (17,847)
                                                ------------     ------------
Total net sales                                 $    382,944     $    324,061
                                                ------------     ------------

Intersegment sales
     Pet Products                               $      5,810     $      9,487
     Garden Products                                  13,984            8,360
                                                ------------     ------------
Total intersegment sales                        $     19,794     $     17,847
                                                ------------     ------------

Income (loss) from operations
     Pet Products                               $     10,730     $      8,804
     Garden Products                                  24,256           10,535
     Corporate                                        (7,676)          (8,328)
                                                ------------     ------------
Total income from operations                          27,310           11,011
                                                ------------     ------------
     Interest expense - net                           (5,968)          (6,370)
     Other income                                        256              443
     Income taxes                                      9,503            2,390
                                                ------------     ------------
Net income                                      $     12,095     $      2,694
                                                ============     ============

                                                       Six Months Ended
                                                -----------------------------
                                                  March 25,        March 31,
                                                    2000             2001
                                                ------------     ------------

Net sales
     Pet Products                               $    238,006     $    262,433
     Garden Products                                 393,019          305,701
     Intersegment eliminations                       (28,964)         (30,814)
                                                ------------     ------------
Total net sales                                 $    602,061     $    537,320
                                                ------------     ------------

Intersegment sales
     Pet Products                               $     11,360     $     19,851
     Garden Products                                  17,604           10,963
                                                ------------     ------------
Total intersegment sales                        $     28,964     $     30,814
                                                ------------     ------------

Income (loss) from operations
     Pet Products                               $     15,120     $     14,845
     Garden Products                                  19,002            7,077
     Corporate                                       (13,659)         (13,177)
                                                ------------     ------------
Total income from operations                          20,463            8,745
                                                ------------     ------------
     Interest expense - net                          (10,278)         (12,291)
     Other income (expense)                             (150)             535
     Income taxes                                      4,415           (1,253)
                                                ------------     ------------
Net income (loss)                               $      5,620     $     (1,758)
                                                ============     ============


                                                September 30,      March 31,
                                                    2000             2001
                                                -------------    ------------

Assets
     Pet Products                               $    173,843    $     165,401
     Garden Products                                 340,311          390,812
     Corporate                                       433,264          451,207
                                                ------------     ------------
Total assets                                    $    947,418     $  1,007,420
                                                ============     ============

6.   Other  Charges
     ---------------

     Activity affecting the reserve balances associated with Other Charges recorded in fiscal 2000 and prior years is as follows (in millions):

                                 Severance   Exit Related
                                                and Other      Total
                                -------------------------    --------

Balance September 30, 2000      $    0.4       $      9.1    $    9.5

Costs incurred and paid                              (1.6)       (1.6)
                                -------------------------    --------
Balance December 30, 2000       $    0.4       $      7.5    $    7.9

Costs incurred and paid                              (1.9)       (1.9)
                                -------------------------    --------
Balance March 31, 2001          $    0.4       $      5.6    $    6.0
                                =========================    ========

     Remaining reserve balances totaling $6.0 million are included in the Condensed Consolidated Balance Sheet within the categories "accounts payable" and "accrued expenses", comprised of $0.4 million associated with charges recorded in the year ended September 25, 1999 and $5.6 million associated with charges recorded in the year ended September 30, 2000. Costs paid during the three and six months ended March 31, 2001 relate to facility closure costs and lease terminations associated with the charges recorded in the years ended September 26, 1998 and September 30, 2000. The remaining exit costs are expected to be incurred and paid during fiscal 2001.

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

                       Three Months Ended March 31, 2001
                Compared with Three Months Ended March 25, 2000

Net sales for the three months ended March 31, 2001 decreased by 15.4%, or $58.9 million, to $324.1 million from $382.9 million for the three months ended March 25, 2000. Of the decrease in net sales, approximately $79.7 million relates to the closure of distribution centers of the sales and logistics units of both of the Company's business segments offset in part by an increase of $27.5 million related to newly acquired operations. The balance of the sales decrease, $6.7 million, relates principally to our pet products segment which was adversely impacted by a decline in methoprene sales and a delay in the ordering pattern of mosquito control chemicals due to a late spring in their major markets.

Gross profit remained virtually unchanged between quarters, but declined slightly in our garden products segment due to a combination of reductions in its sales and logistics support unit offset by increases from our propriety brands and newly acquired operations. The slight decline in garden products was offset by a slight increase in our pet products segment primarily as a result of newly acquired businesses. Gross profit as a percentage of net sales increased from 25.8% for the 2000 quarter to 30.5% for the quarter ended March 31, 2001, principally due to increases in sales of higher margin proprietary products in both segments coupled with a substantial reduction of lower margin non Central distribution sales.

Selling, general and administrative expenses increased 22.8%, or $16.3 million, from $71.4 million during the quarter ended March 25, 2000 to $87.7 million for the comparable 2001 quarter. As a percentage of net sales, selling, general and administrative increased from 18.7% during the three months ended March 25, 2000 to 27.1% for the three months ended March 31, 2001. Selling and delivery expenses increased approximately $.4 million from $36.3 million for the quarter ended March 25, 2000 to $36.7 million for the quarter ended March 31, 2001. Of this increase, approximately $3.5 million related to newly acquired operations, $3.2 million from existing operations principally related to higher fuel costs and increased usage of common freight carriers in our garden products segment, largely offset by $6.3 million related to reductions associated with the recent closures of thirteen garden distribution branches. Facilities expense decreased by $.4 million from $3.4 million during the quarter ended March 25, 2000 to $3.0 million for the comparable 2001 period. Of the decrease, approximately $1.1 million related to reductions in connection with the closure of the garden distribution branches offset in part by $.2 million of expense related to newly acquired operations and $.5 million associated with our ongoing distribution operations attributable to increased rent on a new facility and increased utility costs within our garden products segment. Warehouse and administrative expenses increased $16.3 million from $31.7 million during the quarter ended March 25, 2000 to $48.0 million for the similar 2001 period. Of the $16.3 million increase, approximately $2.3 million related to newly acquired businesses in both the garden products and pet products segments. Of the remaining increase, (1) approximately $1.4 million related to additional labor and freight costs to relocate inventory from our closed garden branches to continuing branches and outside storage locations, (2) $1.8 million legal and professional fees related principally to certain ongoing litigation, (3) $3.5 million related to receivables still remaining at our closed garden branches,
(4) $.7 million related to costs associated with the fire at our Arizona facility, (5) $.9 million related to product research and increased information systems expense, (6) $2.6 million related to increased personnel costs, (7) $2.0 million related to increased depreciation and amortization partially due to reclassifying all of the current quarter depreciation to warehouse and administrative expense and (8) approximately $2.1 million related to the significant reduction in inventory levels resulting in an increase in the amount of purchasing, merchandise handling and storage costs charged to expense and not included in inventory costs compared to the prior year. These expense increases were offset in part by a net reduction of approximately $1.0 million related to the closure of the garden distribution branches.

Net interest expense for the quarter ended March 31, 2001 increased by $.4 million to $6.4 million from $6.0 million for the quarter ended March 25, 2000, primarily due to the increase in long term debt associated with the acquisitions of Amdro and All Glass.

The Company's effective income tax rate for the quarter ended March 31, 2001 was 47% compared with 44% for the comparable 2000 quarter. The increase in the effective rate results principally from non-deductible goodwill expense being a higher percentage of taxable income than was the case in the quarter ended March 25, 2000.

                        Six Months Ended March 31, 2001
                 Compared with Six Months Ended March 25, 2000

Net sales for the six months ended March 31, 2001 decreased by 10.8%, or $64.7 million, to $537.3 million from $602.1 million for the six months ended March 25, 2000. The Company's Garden Products segment had a decrease in sales for the six month period ended March 31, 2001 of $92.8 million excluding new acquisitions, of which, approximately $91.2 million relates to the closure of distribution centers of the sales and logistics units of both of the Company's business segments. The Company's Pet Products segment incurred a decrease in sales for the six month period of $21.1 million, excluding new acquisitions. These decreases were offset by sales from the Company's newly acquired business of approximately $49.2 million for the six month period ended March 31, 2001.

Gross profit as a percentage of revenues increased to 30.7% for the six month period ended March 31, 2001 compared to 26.2% for the comparable period ended March 25, 2000. The increase in gross profit as a percentage of net sales relates principally to increases in sales of higher margin proprietary products in both segments coupled with a substantial reduction of lower margin non Central distribution sales.

Selling, general and administrative expenses increased 13.8%, or $18.9 million, from $137.1 million during the six month period ended March 25, 2000 to $156.0 million for the comparable 2001 period. As a percentage of net sales, selling, general and administrative expenses increased from 22.8% during the six months ended March 25, 2000 to 29.0% for the similar 2001 period. Selling and delivery expenses decreased approximately $2.1 million from $68.4 million for the six months ended March 25, 2000 to $66.3 million for the comparable 2001 period. The expense reduction in this category was totally attributable to reductions related to the thirteen garden branches closed earlier this fiscal year. Facilities expense decreased 15.5%, or $.9 million, from $6.6 million during the first half of 2000 to $5.7 million for the similar 2001 period. The decrease in facility costs is attributable to reductions in lease costs related to the closed garden branches offset in part by facilities costs related to newly acquired businesses. Warehouse and administrative expenses increased $21.9 million from $62.1 million during the six months ended March 25, 2000 to $84.0 million for the six months ended March 31, 2001. Of the $21.9 million increase approximately $4.8 million related to newly acquired operations. The largest portions of the increase in warehouse and administrative costs occurred during the quarter ended March 31, 2001. The reasons for that increase are detailed in the section dealing with the comparison of the quarters ended in March. The remaining increase related to the quarter ended December 30, 2000 was associated with increased personnel costs, increased information system costs and higher costs relative to inventory levels required to support remaining operations.

Net interest expense for the six months ended March 31, 2001 increased by $2.0 million to $12.3 million from $10.3 million for the comparable period ended March 25, 2000, primarily due to the increase in long term debt associated with the acquisitions of Amdro and All Glass.

The Company's effective income tax rate for the six months ended March 31, 2001 was 42% compared with 44% for the comparable 2000 quarter. The decrease is primarily attributable an increase in the effective rate principally from non-deductible goodwill expense being a higher percentage of taxable income compared to the 2000 period offset by a net tax benefit incurred in the first three months of the six month period ended March 31, 2001.

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

     Cash used in operating activities was $36.4 million during the six months ended March 31, 2001, a decrease of $3.7 million from the $40.1 million used in operating activities for the comparable 2000 period. The decrease is primarily attributable to increased efforts in collecting accounts receivable as compared to the 2000 period.

Cash used in investing activities of $21.9 million resulted from the payment of amounts due related to the acquisitions of All-Glass Aquarium and the Lofts and

Rebel lines of products by the Company's Pennington Subsidiary, as well as the acquisition of office and warehouse equipment, including computer hardware and software.

Cash generated from financing activities of $57.9 million consisted principally of net borrowings of $63.3 million under the Company's lines of credit, partially offset by $5.9 million in repayments of long term debt.

     The Company has a $200 million line of credit with Congress Financial Corporation (Western). The available amount under the line of credit fluctuates based upon a specific asset-borrowing base. The line of credit bears interest at a rate either equal to the prime rate or LIBOR plus 2% at the Company's option, and is secured by substantially all of the Company's assets. At March 31, 2001, the Company had $116.6 million of outstanding borrowings, and had $20.8 million of available borrowing capacity under this line. The Company's line of credit contains certain financial covenants such as minimum net worth and minimum working capital requirements. The line also requires the lender's prior written consent to any acquisition of a business. On December 12, 2000, the agreement was amended and extended to July 12, 2002. In connection with the acquisition of one company in fiscal 1998, the Company assumed a $60.0 million line of credit. On January 13, 2001, this line was increased from $60.0 million to $75.0 million. On March 1, 2001 the line was further increased from $75.0 million to $85.0 million. At March 31, 2001, there were $71.0 million of outstanding borrowings and $14.0 million of available borrowing capacity under this line. Interest related to this line is based on a rate either equal to the prime rate or LIBOR plus .875% at the Company's option.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Item 1.  Legal Proceedings

     Scotts and Pharmacia Litigation. On June 30, 2000, The Scotts Company filed suit against Central to collect the purchase price of certain lawn and garden products previously sold to Central. Scotts has filed an amended complaint seeking $23 million for such products. Central has withheld payments to Scotts on the basis of claims it has against Scotts - including amounts due for services and goods previously supplied by Central and not yet paid for by Scotts. This action, The Scotts Company v. Central Garden & Pet Company, Docket
                     ------------------    ----------------------------
No. C2 00-755, is in the United States District Court for the Southern District of Ohio, Eastern Division. On July 3, 2000, Pharmacia Corporation (formerly known as Monsanto Company) filed suit against Central seeking an accounting and unspecified amounts allegedly due Pharmacia under the four-year alliance agreement between Central and Pharamacia which expired in September 19999, as well as damages for breach of contract. This action, Pharmacia Corporation v.
                                                     ---------------------
Central Garden & Pet Company, Docket No. 00CC-002253 Q CV, is in the Circuit
----------------------------
Court of St. Louis County, Missouri. Central filed motions in both the Scotts and Pharmacia actions to have those cases dismissed or stayed. Central's motion in the Scotts' action has been denied. In the Pharmacia action, the court denied Central's motion to stay but granted Central's request that Scotts be joined as a party. On January 18, 2001, Pharmacia Corporation filed an Amended Petition adding Scotts to the Pharmacia action. On January 29, 2001, Central filed its Answer, including affirmative defenses, to the Amended Petition as well as Counter/Cross claims against Pharmacia and Scotts. Pharmacia and Scotts have filed responses to Central's counter and cross-claims. In addition, they filed a motion to stay claims other than claims arising under the alliance agreement between Central and Pharmacia. The Court granted this motion, thereby requiring that claims against Scotts or Pharmacia arising from non-alliance matters be litigated in the Ohio and California's federal actions, as appropriate.

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

     On July 7, 2000, Central filed suit against Scotts and Pharmacia seeking damages and injunctive relief as well as restitution for, among other things, breach of contract and violations of the antitrust laws by Scotts and Pharmacia. This action, Central Garden & Pet Company, a Delaware Corporation v. The Scotts
             ----------------------------------------------------    ----------
Company, an Ohio corporation; and Pharmacia Corporation, formerly known as
--------------------------------------------------------------------------
Monsanto Company, a Delaware corporation, Docket No. C 00 2465, is in the United
----------------------------------------
States District Court for the Northern District of California. On October 26, 2000, the federal district court issued an order denying, for the most part, Pharmacia's motion to dismiss Central's federal antitrust claims. Central was given leave to file an amended federal complaint to clarify certain of its allegations. Central filed a first amended complaint on November 14, 2000. The federal district court's October 26 order also ruled that it did not have jurisdiction over Central's state law claims and that such claims should be adjudicated in a state court. On October 31, 2000, Central filed an action entitled Central Garden & Pet Company v. The Scotts Company and Pharmacia
         ----------------------------    --------------------------------
Corporation, Docket No. C00-04586 in Contra Costa Superior Court asserting
-----------
various state law claims, including the claims previously asserted in the federal action. On December 4, 2000, Pharmacia and Scotts filed a joint Motion to Stay. The state court has stayed the California action while the contract claims between and among the parties are litigated in the Ohio and Missouri actions and the antitrust claims are litigated in the federal California action.

Phoenix Fire. On August 2, 2000, a fire destroyed the Company's leased warehouse space in Phoenix, Arizona, and an adjoining warehouse space leased by a third party. The adjoining warehouse tenant, the building owner, and nearby businesses have presented claims for property damage and business interruption. Local residents have filed a purported class action lawsuit alleging claims for bodily injury and property damage as a result of the fire. In addition, the Arizona Department of Environmental Quality is monitoring the cleanup operations, and the Company, the building owner and the adjoining warehouse tenant have submitted a plan and are currently assessing whether the fire and fire suppression efforts may have caused environmental impacts to soil, groundwater and/or surface water. The United States Environmental Protection Agency has also sent the Company a request for information regarding the Phoenix fire. The overall amount of the damages to all parties caused by the fire, and the overall amount of damages which the Company may sustain as a result of the fire, have not been quantified. At the time of the fire, the Company maintained property insurance covering losses to the leased premises, the Company's inventory and equipment, and loss of business income. The Company also maintained insurance providing $51 million of coverage (with no deductible) against third party liability. The Company believes that this insurance coverage will be available with respect to third party claims against the Company if parties other than the Company are not found responsible. The precise amount of the damages sustained in the fire, the ultimate determination of the parties responsible and the availability of insurance coverage are likely to depend on the outcome of complex litigation, involving numerous claimants, defendants and insurance companies.

For a discussion of other pending legal proceedings, please see Central's Annual Report on Form 10-K for the year ended September 30, 2000.

Item 2.   Changes in Securities and Use of Proceeds
          Not Applicable

Item 3.   Defaults Upon Senior Securities
          Not Applicable

Item 4.   Submission of Matter to a Vote of Securities Holders

          (a)  The annual meeting of shareholders was held on February 12, 2001.
          (b)  The following directors were elected at the meeting

               William E. Brown
               Glenn W. Novotny
               Brooks M. Pennington III
               Lee D. Hines, Jr.
               Daniel P. Hogan, Jr.
               Bruce A. Westphal

               Set forth below is a tabulation with respect to the matter voted on at the meeting:



                                                    Against or
                                           For       Withheld
                                        ----------  ----------

               William E. Brown
                 Common                 14,005,407     497,775
                 Class B                 1,604,659         -0-

               Glenn W. Novotny
                 Common                 14,015,446     487,736
                 Class B                 1,604,659         -0-

               Brooks M. Pennington III
                 Common                 14,011,697     491,485
                 Class B                 1,604,659         -0-

               Lee D. Hines, Jr.
                 Common                 14,015,836     487,346
                 Class B                 1,604,659         -0-

               Daniel P. Hogan, Jr.
                 Common                 14,020,236     482,946
                 Class B                 1,604,659         -0-

               Bruce Westphal
                 Common                 14,020,136     483,046
                 Class B                 1,604,659         -0-

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

                                   Dated:  May 14, 2001


                                   /s/ Lee D. Hines, Jr.
                                   ---------------------------------------------
                                   Lee D. Hines, Jr., Vice President and
                                   Chief Financial Officer