Form 10-Q
period 2001-06-30
CENTRAL GARDEN & PET COMPANY
filed 2001-08-14
CIK 887733

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2001
                              --------------------------------------------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of June 30, 2001                        16,776,466
Class B Stock Outstanding as of June 30, 2001                        1,656,462

                                TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

1.   Financial Statements

     Condensed Consolidated Balance Sheets
       September 30, 2000 and June 30, 2001

     Condensed Consolidated Statements of Cash Flows
       Nine Months Ended June 24, 2000 and June 30, 2001

     Condensed Consolidated Statements of Income
       Three and Nine Months Ended June 24, 2000 and June 30, 2001

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

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          Central Garden & Pet Company
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands, except shares)
                                   (unaudited)


                                                                               September 30,     June 30,
                                                                                   2000            2001
                                                                              -------------    ------------
                                     ASSETS
Current assets:
   Cash & cash equivalents                                                    $       5,685    $      7,146
   Accounts receivable (less allowance for doubtful
        accounts of $8,050 and $10,618)                                             151,190         165,627
   Inventories                                                                      242,617         234,650
   Prepaid expenses and other assets                                                 20,658          20,989
                                                                              -------------    ------------
           Total current assets                                                     420,150         428,412

Land, buildings, improvements and equipment - net                                   111,740         109,281

Goodwill                                                                            382,294         377,173

Other assets                                                                         33,234          35,297
                                                                              -------------    ------------
Total                                                                         $     947,418    $    950,163
                                                                              =============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                              $     129,239    $    148,832
   Accounts payable                                                                 121,705         117,877
   Accrued expenses                                                                  42,801          41,569
   Current portion of long-term debt                                                  5,277           5,412
                                                                              -------------    ------------
           Total current liabilities                                                299,022         313,690

Long-term debt                                                                      148,242         153,690

Deferred income taxes and other long-term obligations                                36,207          12,464

Shareholders' Equity:

   Class B stock, $.01 par value: 1,657,762 and 1,656,462 shares
        outstanding at September 30, 2000 and June 30, 2001                             16              16
   Common stock, $.01 par value: 30,417,421 and 30,518,716 issued and 16,675,171 and 16,776,466 outstanding at September 30, 2000
        and June 30, 2001                                                               304             305
   Additional paid-in capital                                                       525,793         526,258
   Retained earnings                                                                 82,661          88,567
   Treasury stock                                                                  (144,827)       (144,827)
                                                                              -------------    ------------
           Total shareholders' equity                                               463,947         470,319
                                                                              -------------    ------------
Total                                                                         $     947,418    $    950,163
                                                                              =============    ============

                          Central Garden & Pet Company
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                                  Nine Months Ended
                                                                          -------------------------------------
                                                                             June 24,               June 30,
                                                                               2000                  2001
                                                                          ---------------       ---------------
Cash flows from operating activities:
   Net income                                                                    $ 18,495              $  5,906
Adjustments to reconcile net income to net cash provided
     (used) in operating activities:
       Depreciation and amortization                                               17,531                23,925
       Change in assets and liabilities:
        Receivables                                                               (64,107)              (10,737)
        Inventories                                                                64,502                12,267
        Prepaid expenses and other assets                                          (5,376)               (8,023)
        Accounts payable                                                          (40,187)               (3,833)
        Accrued expenses and other long term obligations                            5,087                (5,087)
                                                                                 --------              --------
     Net cash provided by (used in) operating activities                           (4,055)               14,417


Cash flows from investing activities:
   Additions to land, buildings, improvements and equipment                        (9,964)              (10,674)
   Payments to acquire companies, net of cash acquired                            (34,745)              (18,277)
   Proceeds from sale of land, buildings, improvements and equipment                    0                 3,098
                                                                                 --------              --------
     Net cash used in investing activities                                        (44,709)              (25,853)


Cash flows from financing activities:
   Borrowings under lines of credit, net                                           66,435                19,593
   Repayments of long-term debt                                                      (616)               (7,162)
   Proceeds from issuance of common stock - net                                     1,091                   466
   Payments to reacquire common stock                                             (18,595)                    0
                                                                                 --------              --------
     Net cash provided by financing activities                                     48,315                12,897


Net increase (decrease) in cash                                                      (449)                1,461
Cash at beginning of period                                                         8,017                 5,685
                                                                                 --------              --------
Cash at end of period                                                            $  7,568              $  7,146
                                                                                 ========              ========

Supplemental Information
   Cash paid for interest                                                          13,319                15,253
   Cash paid for income taxes                                                       8,848                 7,709
   Assets (excluding cash) acquired through purchase of subsidiaries                8,069                 8,282
   Liabilities assumed through the purchase of subsidiaries                        21,306                     5

                          Central Garden & Pet Company
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                                   Three Months Ended
                                                  -----------------------------------------------------
                                                     June 24,                            June 30,
                                                        2000                                2001
                                                  -----------------                  ------------------
Net sales                                         $         452,384                  $          343,068
Cost of goods sold and occupancy                            339,056                             238,481
                                                  -----------------                  ------------------

     Gross profit                                           113,328                             104,587

Selling, general and
     administrative expenses                                 84,980                              83,563
                                                  -----------------                  ------------------

     Income from operations                                  28,348                              21,024

Interest expense                                             (6,865)                             (5,707)
Interest income                                                  97                                 121
Other income                                                  1,420                                 529
                                                  -----------------                  ------------------
Income before income taxes                                   23,000                              15,967

Income taxes                                                 10,125                               8,303
                                                  -----------------                  ------------------

     Net income                                   $          12,875                  $            7,664
                                                  =================                  ==================


Basic earnings per common share                   $            0.69                  $             0.42
                                                  =================                  ==================
Weighted average shares outstanding                          18,572                              18,433
                                                  =================                  ==================
Diluted earnings per common share                 $            0.61                  $             0.38
                                                  =================                  ==================
Weighted average shares outstanding                          22,850                              22,598
                                                  =================                  ==================

                          Central Garden & Pet Company
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                                   Nine Months Ended
                                                  -----------------------------------------------------
                                                     June 24,                            June 30,
                                                        2000                                2001
                                                  -----------------                  ------------------
Net sales                                         $       1,054,445                  $          880,388
Cost of goods sold and occupancy                            783,585                             611,083
                                                  -----------------                  ------------------

     Gross profit                                           270,860                             269,305

Selling, general and
     administrative expenses                                222,049                             239,535
                                                  -----------------                  ------------------

     Income from operations                                  48,811                              29,770

Interest expense                                            (17,228)                            (18,336)
Interest income                                                 182                                 458
Other income                                                  1,270                               1,064
                                                  -----------------                  ------------------

Income before income taxes                                   33,035                              12,956

Income taxes                                                 14,540                               7,050
                                                  -----------------                  ------------------

     Net income                                   $          18,495                  $            5,906
                                                  =================                  ==================

Basic earnings per common share                   $            0.98                  $             0.32
                                                  =================                  ==================
Weighted average shares outstanding                          18,867                              18,395
                                                  =================                  ==================
Diluted earnings per common share                 $            0.94                  $             0.32
                                                  =================                  ==================
Weighted average shares outstanding                          23,064                              18,440
                                                  =================                  ==================

                          Central Garden & Pet Company
              Notes to Condensed Consolidated Financial Statements
                    Three and Nine Months Ended June 30, 2001
                                   (unaudited)


1.   Basis of Presentation
     ---------------------

     The condensed consolidated balance sheet as of June 30, 2001, the Condensed consolidated Statements of income for both the three and nine months ended June 24, 2000 and June 30, 2001 and the condensed consolidated statements of cash flows for the nine months ended June 24, 2000 and June 30, 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

     Due to the seasonal nature of the Company's business, the results of operations for the three and nine months ended June 30, 2001 are not indicative of the operating results that may be expected for the year ending September 29, 2001.

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

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company is not required to adopt SFAS No. 142 until its fiscal year beginning September 29, 2002.

3.   Recent Acquisitions
     -------------------

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


4.   Earnings Per Share
     ------------------

     The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income from continuing operations:


                                                          Three Months Ended         Nine Months Ended
                                                            June 30, 2001              June 30, 2001
                                                    ---------------------------  -----------------------------
                                                    Income   Shares   Per Share   Income    Shares   Per Share
                                                    ------   ------   ---------  -------    ------   ---------
     Basic EPS:
        Net Income                                  $ 7,664   18,433  $   0.42   $ 5,906    18,394   $ 0.32

     Effect of dilutive securities:
        Options to purchase common stock                          58                            46
        Convertible notes                               893    4,107

     Diluted EPS:
        Net income attributable
           to common shareholders                   $ 8,557   22,598  $   0.38   $ 5,906     18,440  $ 0.32

                                                          Three Months Ended         Nine Months Ended
                                                             June 24, 2000            June 24, 2000
                                                    ---------------------------  ---------------------------
                                                    Income   Shares   Per Share  Income   Shares   Per Share
                                                    ------   ------   ---------  ------   ------   ---------
     Basic EPS:
        Net Income                                  $12,875   18,640  $   0.69   $18,495  18,867   $  0.98

     Effect of dilutive securities:
        Options to purchase common stock                         103                          90
        Convertible notes                             1,042    4,107               3,124   4,107

     Diluted EPS:
        Net income attributable to
           common shareholders                      $13,917   22,850  $   0.61   $21,619  23,064   $  0.94

     Shares of common stock from the assumed conversion of the Company's convertible securities totaling 4,107,143 were not included in the computation of diluted EPS for the nine month period ended June 30,2001 because the assumed conversion would have been anti-dilutive.

     5.   Segment Information
     ------------------------

     In December 2000, the Company cancelled a proposed spin-off of its garden distribution business and adopted a plan to reorganize its garden and pet businesses. Under the reorganization plan, the Company's garden products and distribution businesses became one operating unit and its pet products and distribution businesses became another operating unit.

     Consistent with the above changes, management has determined that the reportable segments of the Company are Garden Products and Pet Products, based on the level at which the chief operating decision making group reviews the results of operations to make decisions regarding performance assessment and resource allocation. This represents a change in the segments reported in the Company's fiscal 2000 Annual Report filed on Form 10-K. Segment information, based upon the new reportable segments, for the three and nine month periods ended June 30, 2001 and June 24, 2000 and segment assets as of September 30, 2000 and June 30, 2001 is set forth below (dollars in thousands):

                                                       Three Months Ended
                                                -----------------------------
                                                  June 24,         June 30,
                                                    2000             2001
                                                ------------     ------------
Net sales
     Pet Products                               $    120,256     $    127,377
     Garden Products                                 350,830          236,087
     Intersegment eliminations                       (18,702)         (20,396)
                                                ------------     ------------
Total net sales                                 $    452,384     $    343,068
                                                ------------     ------------

Intersegment sales
     Pet Products                               $      6,405     $     11,139
     Garden Products                                  12,297            9,257
                                                ------------     ------------
Total intersegment sales                        $     18,702     $     20,396
                                                ------------     ------------

Income (loss)from operations
     Pet Products                               $      7,620     $     10,985
     Garden Products                                  25,633           14,572
     Corporate                                        (4,905)          (4,533)
                                                ------------     ------------
Total income from operations                          28,348           21,024
                                                ------------     ------------
     Interest expense - net                           (6,768)          (5,586)
     Other income                                      1,420              529
     Income taxes                                    (10,125)          (8,303)
                                                ------------     ------------
Net income                                      $     12,875     $      7,664
                                                ============     ============

                                                      Nine Months Ended
                                                -----------------------------
                                                  June 24,         June 30,
                                                    2000             2001
                                                ------------     ------------
Net sales
     Pet Products                               $    358,262     $    389,809
     Garden Products                                 743,849          541,788
     Intersegment eliminations                       (47,665)         (51,209)
                                                ------------     ------------
Total net sales                                 $  1,054,445     $    880,388
                                                ------------     ------------

Intersegment sales
     Pet Products                               $     17,765     $     30,989
     Garden Products                                  29,901           20,220
                                                ------------     ------------
Total intersegment sales                        $     47,666     $     51,209
                                                ------------     ------------

Income (loss) from operations
     Pet Products                               $     25,569     $     25,830
     Garden Products                                  45,560           21,649
     Corporate                                       (22,318)         (17,709)
                                                ------------     ------------
Total income from operations                          48,811           29,770
                                                ------------     ------------
     Interest expense - net                          (17,046)         (17,878)
     Other income (expense)                            1,270            1,064
     Income taxes                                    (14,540)          (7,050)
                                                ------------     ------------
Net income                                      $     18,495     $      5,906
                                                ============     ============

                                                September 30,      June 30,
                                                    2000             2001
                                                -------------    ------------
Assets
     Pet Products                               $    173,843    $     164,572
     Garden Products                                 340,311          338,916
     Corporate                                       433,264          446,675
                                                ------------     ------------
Total assets                                    $    947,418     $    950,163
                                                ============     ============

6.   Other  Charges
     ---------------

     Activity affecting the reserve balances associated with Other Charges recorded in fiscal 2000 and prior years is as follows (in millions):

                                 Severance   Exit Related
                                                and Other      Total
                                -------------------------    --------
Balance September 30, 2000      $    0.4       $      9.1    $    9.5

Costs incurred and paid                              (1.6)       (1.6)
                                -------------------------    --------
Balance December 30, 2000       $    0.4       $      7.5    $    7.9

Costs incurred and paid                              (1.9)       (1.9)
                                -------------------------    --------
Balance March 31, 2001          $    0.4       $      5.6    $    6.0

Costs incurred and paid         $   (0.3)      $     (4.3)   $   (4.6)
                                -------------------------    --------
Balance June 30, 2001           $    0.1       $      1.3    $    1.4
                                =========================    ========


     Remaining reserve balances totaling $1.4 million are included in the Condensed Consolidated Balance Sheet within the categories "accounts payable" and "accrued expenses", comprised of $0.4 million associated with charges recorded in the fiscal year ended September 25, 1999 and $1.0 million associated with charges recorded in the fiscal year ended September 30, 2000. Costs paid during the three and nine months ended June 30, 2001 relate to facility closure costs and lease terminations associated with the charges recorded in the years ended September 26, 1998 and September 30, 2000. In addition, as a direct result of the termination of the distribution relationship with The Scotts Company, the Company made cash payments which were guaranteed to certain employees in the event of such termination. The remaining exit costs are expected to be incurred and paid during fiscal 2001.

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

The sale of the Solaris business by Pharmacia, the expiration of the Solaris Agreement and termination of the Scotts distribution relationship subject our distribution business to significant uncertainties. These include the resolution of all payments due between us and Pharmacia under the Solaris Agreement, such as the amounts receivable from Pharmacia for cost reimbursements and payments for cost reductions; the amounts payable to Pharmacia for inventory; and responsibility for obsolete inventory and for non-payment by Solaris' sub-agents. Scotts and Pharmacia have each initiated litigation against Central arising out of the prior distribution relationship. In addition, Central has filed suit against Scotts and Pharmacia seeking damages and injunctive relief as well as restitution for, among other things, breach of contract and violations of the antitrust laws by Scotts and Pharmacia. Each of these cases is in its early stage. For this reason and because of the uncertainties inherent in complex litigation, it is not currently possible to make an assessment of the potential impact, losses or gains that may arise out of these cases individually or collectively. Central believes that, in the aggregate the reconciliation of all accounts and claims with Pharmacia and Scotts, as described below in "Legal Proceedings," will not result in additional charges to Central. Further, Central believes it has substantial counterclaims and rights of offset against both Scotts and Pharmacia, as well as meritorious defenses, and intends to vigorously contest both suits. However, there can be no assurance that the resolution of this litigation will not have a material adverse effect on its results of operations, financial position and/or cash flows.

                        Three Months Ended June 30, 2001
                 Compared with Three Months Ended June 24, 2000

Net sales for the three months ended June 30, 2001 decreased by 24.2% or $109.3 million to $343.1 million from $452.4 million for the three months ended June 24, 2000. Of the total sales decrease, $111.7 million was attributable to our garden products segment, offset in part by a modest sales increase of $2.4 million for the pet products segment. The most significant sales decline within garden products, $102.7 million, related to the garden distribution centers which were closed during the first quarter of this fiscal year. The remaining garden distribution centers experienced decreased sales of approximately $26.0 million, principally as the result of the discontinued Scotts distribution relationship. Net sales of our garden proprietary brands increased by $17.0 million of which approximately $9.4 million related to newly acquired operations. The net sales increase of $2.4 million attributable to the pet products segment reflects approximately $13.3 million related to a newly acquired business offset by a decrease of approximately $10.9 million in the existing pet products operations. This decrease was attributable to (1) the closure of the three distribution centers earlier this year, (2) the loss of the Nutro line of pet foods and (3) modest decline in sales of low margin commodity wild birdseed.

Gross profit for the quarter ended June 30, 2001 decreased by 7.7% or $8.7 million to $104.6 million from $113.3 million for the comparable 2000 quarter. Of the total gross profit decrease, approximately $13.9 million was attributable to the garden products segment which was net of $3.8 million related to newly acquired business, offset in part by an increase of $2.5 million related to our existing pet products operations and $2.7 million related to newly acquired operations. The decline in gross profit related to the garden operations was principally due to the closing of thirteen distribution centers during the first quarter of fiscal 2001. Gross profit as a percentage of net sales increased from 25.1% for the three months ended June 24, 2000 to 30.5% for the comparable period in 2001 principally due to increased gross profit margins for both garden and pet distribution centers.

         Selling, general and administrative expenses decreased 1.7% or $1.4 million from $85.0 million during the quarter ended June 24, 2000 to $83.6 million for the similar 2001 quarter. Excluding newly acquired operations, the expense reductions during the June 2001 quarter would have been 7.1% or $6.0 million. As a percentage of net sales, selling, general and administrative expenses increased from 18.8% during the three months ended June 24, 2000 to 24.4% during the like 2001 quarter. Selling and delivery expenses decreased approximately $7.5 million, excluding $2.2 million associated with newly acquired operations, from $44.5 million for the quarter ended June 24, 2000 to $37.0 million for the comparable 2001 quarter. The decrease is due principally to the reduction in the number of garden distribution centers resulting from the close of thirteen such facilities during the first quarter of fiscal 2001. Facilities expense decreased by $0.7 million from $3.6 million during the quarter ended June 24, 2000 to $2.9 million for the comparable 2001 period. ___ Of the decrease, approximately $0.9 million related to reductions associated with closures of both pet and garden distribution branches, offset in part by $0.2 million of expense related to newly acquired operations.

         Warehouse and administrative expense increased $4.7 million from $36.8 million for the three months ended June 24, 2000 to $41.5 million for the quarter ended June 30, 2001. The increase in warehouse and administrative expense is primarily related to newly acquired operations, $2.5 million; increased depreciation and amortization, $1.1 million; legal costs associated with the fire damage at our Phoenix warehouse, $0.6 million; and approximately $0.4 million of costs related to the closed garden distribution centers.

         Net interest expense for the quarter ended June 30, 2001 decreased by $1.2 million to $5.6 million from $6.8 million for the quarter end June 24, 2000 primarily due to a lower average interest rates on our short-term debt.

         The Company's effective income tax rate for the quarter ended June 30, 2001 was 52% compared with 47% for the comparable 2000 quarter. The increase in the effective rate results principally from non-deductible goodwill expense being a higher percentage of taxable income than in the quarter end June 24, 2000.

         Net income for the quarter ended June 30, 2001 decreased by 40.3% or $5.2 million to $7.7 million from $12.9 million for the quarter ended June 24, 2000. The decrease relates principally to a decrease in operating income related to our Garden Products segment coupled with a significant increase in the effective income tax rate compared with the quarter ended June 24, 2000. Our fiscal third quarter historically has been the most profitable quarter for the garden distribution branches accounting for a substantial portion of its annual income. With the closure of thirteen of these branches early in fiscal 2001, the impact was a decrease in operating income quarter over quarter of $6.5 million. Pennington's operating income for the current quarter decreased by approximately $5.5 million compared with the like 2000 quarter. The decline in their operating income is attributable to a decrease in overall gross profit margins largely due to higher birdseed grain prices, very soft grass seed market and the need to liquidate Dursban inventory below cost in order to meet the deadline of December 31, 2001 set by the EPA.

                         Nine Months Ended June 30, 2001
                  Compared with Nine Months Ended June 24, 2000

Net sales for the nine months ended June 30, 2001 decreased by 16.5% or $174.0 million to $880.4 million from $1,054.4 million for the nine months ended June 24, 2001. Of the total sales decrease, $192.4 million was attributable to our Garden Products segment partially offset by a sales increase of $18.4 million for the Pet Products segment. Within the garden segment the garden distribution centers which were closed during the first quarter of this fiscal year accounted for approximately $191.7 million of the sales decrease. The remaining distribution centers experienced decreased sales of approximately $37.4 million, principally due to the termination of our distribution relationship with the Scotts Company. Net sales of our garden proprietary brands increased by $36.7 million which included $21.6 million related to newly acquired operations. The sales increase of $18.4 million attributable to our pet products segment includes approximately $50.4 million of sales related to newly acquired operations. The sales decline from existing operations of approximately $32.0 million is attributable to (1) the closure of three pet distribution centers,
(2) the loss of the Nutro line of pet foods and (3) decrease sales of low margin commodity wild birdseed.

Gross profit for the nine months ended June 30, 2001 decreased $1.6 million to $269.3 million from $270.9 million for the similar 2000 period. The decrease was attributable principally to the closed garden distribution centers, $35.1 million, offset by increases for the balance of the Company's operations. Gross profit as a percentage of net sales increased from 25.7% for the nine months ended June 24, 2000 to 30.6% for the nine months ended June 30, 2001. This increase reflects improved gross margins for both segments due to a combination of the elimination of certain low margin commodity product lines, the reduction of less profitable customers and improvements in the product mix.

Selling, general and administrative expenses increased 7.9% or $17.5 million from $222.0 million during the nine months period ended June 24, 2000 to $239.5 million for the nine months ended June 30, 2001. The increase, $17.5 million, which includes $12.8 million related to newly acquired operations, was basically incurred during the six month period ended March 31, 2001. As a percentage of net sales, selling, general and administrative expense increased from 21.1% during the nine months ended June 24, 2000 to 27.2% for the comparable 2001 period. Selling and delivery expense decreased $8.5 million to $104.4 million during the nine months ended June 30, 2001 from $112.9 million for the similar 2000 period principally as a result of the closing of thirteen garden distribution branches. Facilities expense decreased by $1.7 million to $8.6 million during the year to date June 2001 period from $10.3 million for the like 2000 period. The decrease in this expense category is chiefly the result of reductions in lease costs of closed garden facilities offset in part by facilities costs related to newly acquired operations.

Warehouse and administrative expense increased $27.7 million from $98.8 million during the nine months ended June 24, 2000 to $126.5 million for the like 2000 period. Of the increase in this expense category, approximately $6.0 million related to newly acquired operations. The increase related to existing operations, $21.7 million, is essentially related to the first six months of this fiscal year.

Net interest expense for the nine months ended June 30, 2001 increased by $0.9 million to $17.9 million from $17.0 million for the comparable nine month period in 2000, primarily due to an increase in long-term debt associated with the newly acquired operations offset in part by a lower interest rates on the Company's short term credit facilities.

The Company's effective tax rate for the nine month period ended June 30, 2001 was 54.4% compared with 44.0% for the similar 2000 period. The increase in the effective rate is related to non-deductible good will expense being a higher percentage of taxable income compared with the nine month period ended June 24, 2000.


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

     The Company's businesses service two broad markets: Garden Products and Pet Products. Pet Products primarily deals with products that have a year round selling cycle with very little change quarter to quarter. As a result, it is not necessary to carry large quantities of inventory to meet peak demands. Additionally, this level sales cycle eliminates the need for manufacturers to give extended credit terms to either distributors or retailers. On the other hand, Garden Products is highly seasonal with approximately two-thirds of its sales occurring during the fiscal second and third quarters. For many manufacturers of garden products this seasonality requires them to move large quantities of their products well ahead of the peak selling period. To encourage distributors to carry large amounts of inventory, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.

     Cash provided by operating activities was $14.4 million during the nine months ended June 30, 2001, an increase of $18.4 million from the $4.0 million used in operating activities for the comparable 2000 period. The increase is primarily attributable to increased efforts in collecting accounts receivable as well as reductions in inventory levels as compared to the 2000 period.

Cash used in investing activities of $25.9 million resulted from the payment of amounts due related to the acquisitions of All-Glass Aquarium and the Lofts and Rebel lines of products by the Company's Pennington Subsidiary. Additionally, the Company acquired office and warehouse equipment, including computer hardware and software.

Cash generated from financing activities of $12.9 million consisted principally of net borrowings of $19.6 million under the Company's lines of credit, partially offset by $7.2 million in repayments of long term debt.

     The Company has a $200 million line of credit with Congress Financial Corporation (Western). The available amount under the line of credit fluctuates based upon a specific asset-borrowing base. The line of credit bears interest at a rate either equal to the prime rate or LIBOR plus 2% at the Company's option, and is secured by substantially all of the Company's assets. At June 30, 2001, the Company had $121.1 million of outstanding borrowings, and had $11.0 million of available borrowing capacity under this line. The Company's line of credit contains certain financial covenants such as minimum net worth and minimum working capital requirements. The line also requires the lender's prior written consent to any acquisition of a business. On December 12, 2000, the agreement was amended and extended to July 12, 2002. In connection with the acquisition of one company in fiscal 1998, the Company assumed a $60.0 million line of credit. On January 13, 2001, this line was increased from $60.0 million to $75.0 million. On March 1, 2001 the line was further increased from $75.0 million to $85.0 million. At June 30, 2001, there were $22.6 million of outstanding borrowings and $62.4 million of available borrowing capacity under this line. Interest related to this line is based on a rate either equal to the prime rate or LIBOR plus .875% at the Company's option.

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

     Central believes that the reconciliation of all accounts and claims with Pharmacia and Scotts in the above cases and in the action described below will in the aggregate, not result in additional charges to Central. Further, Central believes it has substantial counterclaims and rights of offset against both Scotts and Pharmacia, as well as meritorious defenses, and intends to vigorously contest both suits. However, Central cannot assure you that the resolution of this litigation will not have a material adverse effect on its results of operations, financial position and/or cash flows.

     On July 7, 2000, Central filed suit against Scotts and Pharmacia seeking damages and injunctive relief as well as restitution for, among other things, breach of contract and violations of the antitrust laws.
This action, Central Garden & Pet Company, a Delaware Corporation v. The Scotts
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
Corporation, Docket No. C00-04586 in Contra Costa Superior Court asserting
-----------
various state law claims, including the claims previously asserted in the federal action. On December 4, 2000, Pharmacia and Scotts filed a joint Motion to Stay. The state court has stayed the California action while the contract claims between and among the parties are litigated in the Ohio and Missouri actions and the antitrust claims are litigated in the California federal action.


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

     (a)  Not applicable


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

                                   Dated:  August 14, 2001


                                   /s/ Lee D. Hines, Jr.
                                   ---------------------------------------------
                                   Lee D. Hines, Jr., Vice President and
                                   Chief Financial Officer