Form 10-Q/A
period 2001-06-30
CENTRAL GARDEN & PET COMPANY
filed 2001-10-02
CIK 887733

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

                                       or

[_] TRANSITION REPORT PURSUANT OF SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________to__________________________


Commission File Number:                        000 - 20242
                       ---------------------------------------------------------

                          CENTRAL GARDEN & PET COMPANY
--------------------------------------------------------------------------------

         Delaware                                                68-0275553
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

This Form 10-Q/A is being filed to correct an error in "Footnote 5 - Segment Information" to Central Garden & Pet Company's financial statements included in "Part I. Financial Information Item 1. Financial Statements" of the Form 10-Q for the quarter ended June 30, 2001. The complete text of "Part I. Financial Information - Item 1. Financial Statements", as amended, is set forth below.

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

                                                       Three Months Ended
                                                -----------------------------
                                                  June 24,         June 30,
                                                    2000             2001
                                                ------------     ------------
Net sales
     Pet Products                               $    120,256     $    127,377
     Garden Products                                 350,830          236,087
     Intersegment eliminations                       (18,702)         (20,396)
                                                ------------     ------------
Total net sales                                 $    452,384     $    343,068
                                                ------------     ------------

Intersegment sales
     Pet Products                               $      6,405     $     11,139
     Garden Products                                  12,297            9,257
                                                ------------     ------------
Total intersegment sales                        $     18,702     $     20,396
                                                ------------     ------------

Income (loss)from operations
     Pet Products                               $      9,157     $     12,524
     Garden Products                                  25,473           16,208
     Corporate                                        (6,282)          (7,708)
                                                ------------     ------------
Total income from operations                          28,348           21,024
                                                ------------     ------------
     Interest expense - net                           (6,768)          (5,586)
     Other income                                      1,420              529
     Income taxes                                    (10,125)          (8,303)
                                                ------------     ------------
Net income                                      $     12,875     $      7,664
                                                ============     ============

                                                      Nine Months Ended
                                                -----------------------------
                                                  June 24,         June 30,
                                                    2000             2001
                                                ------------     ------------
Net sales
     Pet Products                               $    358,262     $    389,809
     Garden Products                                 743,849          541,788
     Intersegment eliminations                       (47,666)         (51,209)
                                                ------------     ------------
Total net sales                                 $  1,054,445     $    880,388
                                                ------------     ------------

Intersegment sales
     Pet Products                               $     17,765     $     30,989
     Garden Products                                  29,901           20,220
                                                ------------     ------------
Total intersegment sales                        $     47,666     $     51,209
                                                ------------     ------------

Income (loss) from operations
     Pet Products                               $     24,235     $     27,622
     Garden Products                                  44,475           23,214
     Corporate                                       (19,899)         (21,066)
                                                ------------     ------------
Total income from operations                          48,811           29,770
                                                ------------     ------------
     Interest expense - net                          (17,046)         (17,878)
     Other income (expense)                            1,270            1,064
     Income taxes                                    (14,540)          (7,050)
                                                ------------     ------------
Net income                                      $     18,495     $      5,906
                                                ============     ============

                                                September 30,      June 30,
                                                    2000             2001
                                                -------------    ------------
Assets
     Pet Products                               $    173,843    $     164,572
     Garden Products                                 340,311          338,916
     Corporate                                       433,264          446,675
                                                ------------     ------------
Total assets                                    $    947,418     $    950,163
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

                                   Dated:  October 2, 2001


                                   /s/ Lee D. Hines, Jr.
                                   ---------------------------------------------
                                   Lee D. Hines, Jr., Vice President and
                                   Chief Financial Officer