Form 10-K
period 2001-09-29
CENTRAL GARDEN & PET COMPANY
filed 2001-12-21
CIK 887733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                   Commission File Number
        September 29, 2001                             0-20242

                          CENTRAL GARDEN & PET COMPANY
             (Exact name of registrant as specified in its charter)

                     Delaware                               68-0275553
          (State or other jurisdiction of                 (IRS Employer
          incorporation or organization)              Identification Number)

                           ---------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No___.
                                             ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At December 5, 2001, the aggregate market value of the registrant's Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $127,415,000 and $446,000, respectively.

     At December 5, 2001, the number of shares outstanding of registrant's Common Stock was 16,790,623. In addition, on such date the registrant had outstanding 1,655,462 shares of its Class B Stock which is convertible into Common Stock on a share-for-share basis.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Proxy Statement for the Company's 2002 Annual Meeting of Stockholders - Part III of this Form 10-K.

                          Central Garden & Pet Company
                       Index to Annual Report on Form 10-K
                  For the fiscal year ended September 29, 2001

                                                                                                   Page
                                                                                                   ----
                                                 PART I

Item 1.   Business...............................................................................    3

Item 2.   Properties.............................................................................   12

Item 3.   Legal Proceedings......................................................................   13

Item 4.   Submission of Matters to a Vote of Security Holders....................................   15

                                                 PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters..............   15

Item 6.   Selected Financial Data................................................................   16

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..   17

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk..............................   30

Item 8.   Financial Statements and Supplementary Data............................................   31

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...   56

                                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.....................................   56

Item 11.  Executive Compensation.................................................................   56

Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................   56

Item 13.  Certain Relationships and Related Transactions.........................................   56

                                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................   56

                                     PART I

Item 1.   Business

                                     GENERAL

Overview

     Central Garden & Pet Company offers a broad array of branded lawn and garden and pet supply products, including Pennington(R), Four Paws(R), Zodiac(R), Kaytee(R), Nylabone(R), All-Glass(R), Lofts(R), Max-Q(R), Norcal Pottery(R), Matthews(R), Amdro(R), Image(R) and Grant's(R). Beginning in the fiscal year ended September 29, 2001 ("fiscal 2001"), Central's operations were grouped into two business segments, the lawn and garden products business ("Garden Products") and the pet products business ("Pet Products"). For fiscal 2001, Garden Products and Pet Products accounted for 57% and 43%, respectively, of consolidated net sales before corporate eliminations. These businesses accounted for income from operations before other charges and the allocation of certain corporate costs and eliminations of $7.4 million and $34.9 million, respectively, in fiscal 2001. These segments, their products, and the markets they serve are described under the headings "The Garden Products Business" and "The Pet Products Business" in this Part I.

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

Recent Developments

     Garden Products

     During fiscal 2001, we intensified our focus on branded products and continued to downsize our distribution operations to reflect the reduction in business as a result of the termination on September 30, 2000 of our distribution relationship with The Scotts Company ("Scotts").

     Pet Products

     On September 30, 2000, Central acquired All-Glass Aquarium Co., a leading manufacturer and marketer of aquariums and related products. Based in Franklin, Wisconsin, All-Glass had sales of approximately $61 million for the twelve months ended September 30, 2000, with manufacturing facilities located in Franklin and its Oceanic Systems subsidiary in Dallas, Texas. Its brands include All-Glass Aquarium(R) and Oceanic Systems(R). During fiscal 2001, we integrated the acquired All-Glass business with our existing Island aquarium business so that we now offer a full line of aquariums.

     In 2001, we received numerous awards for our new and innovative pet products. In January 2001, the Pet Industry Distributors Association selected our All-Glass Mini Bow 7 as the "Best New Aquarium Product," our Nylabone Fold-away Pet Carriers as the "Best New Dog or Cat Product" and our Kaytee Yogurt Dips as the "Best New Bird or Small Animal Product." In addition, The American Pet Products Manufacturers Association named our All-Glass Mini Bow 5 as the "Best New Aquatic Product" and our Nylabone Fold-away Pet Carrier Display Rack as the "Best POS Display."

                          THE GARDEN PRODUCTS BUSINESS

Overview

     Garden Products manufactures a broad array of proprietary branded lawn and garden products, including Pennington(R), Amdro(R), Norcal Pottery(R), Lofts(R), Matthews(R) and Grant's(R), and also performs logistics and sales activities for a variety of other manufacturers of lawn and garden products. Garden Products accounted for 57% of Central's consolidated net sales before corporate eliminations in fiscal 2001, 66% in fiscal 2000 and 71% in fiscal 1999, and before the allocation of certain corporate costs and eliminations accounted for income from operations before other charges of $7.4 million in fiscal 2001, $37.1 million in fiscal 2000, and $50.7 million in fiscal 1999.

Proprietary Branded Products

     The principal lawn and garden product lines are the Pennington line of grass seed, wild bird food and lawn care products, the Norcal Pottery line of pottery products, the Amdro and Grant's line of ant control products, the Matthews line of wooden garden products, and seven proprietary brands of fertilizer.

     Pennington. Pennington offers a broad range of seed products in the lawn and garden, forage, and wild game and bird markets. Pennington is also a large manufacturer of lawn and garden chemicals, fertilizers, soils and related products. The Pennington line of grass seed and lawn and garden products includes the trademarks Pennington Seed(R), Pennington(R), Penkoted(R), Max-Q, ProCare(R), Green Charm(R), Lofts(R) and Rebel(R). Pennington products are offered nationwide and include:

     . Grass Seed. Pennington manufactures numerous varieties and blends of cool and warm season turf grass for both the residential and professional markets, as well as forage and wild game seed varieties under the Pennington name and under private labels, including Wal*Mart's Better Homes and Gardens(R) licensed program. The Pennington grass seed manufacturing facilities are some of the largest and most modern seed conditioning facilities in the industry. Pennington has recently added Lofts(R) and Rebel(R) products to its offerings under a license arrangement.

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

     . Fertilizers and Soil Products. Pennington manufactures several lines of lawn and garden fertilizers, including granular products and liquid plant foods, under several brands, including Pennington(R) and other private and controlled labels. In addition, Pennington's Earth Pak division also offers a complete line of soil, mulch and rock products under several brands, including Pennington and other private and controlled labels.

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

     Matthews Four Seasons. Matthews manufactures a complete line of wooden garden products, including planters, barrel fountains, arbors and trellises. Matthews also produces a cedar bird feeder line under the Kaytee(R) label.

     Cedar Works. Pennington has an equity stake in Cedar Works, the largest producer of wooden bird feeders in the country. Its brands include Country Home(R), Nature's Market(R), Cedar Works(R), Harvest Landing(R) and The Address of Distinction(R). Cedar Works also offers injection molded plastic bird feeders and feeder accessories to complement its wooden feeder lines.

     Fertilizers. Central has four proprietary brands of fertilizer-- Colorado's Own(R)and Mountain States(R), which are manufactured by the Company, and Easy-Gro(R)and Turf-Magic(R), which are supplied to Central by contract manufacturers. In addition, Gro Tec, Inc., a subsidiary of Pennington, markets fertilizers under Pennington(R), Pro Care(R), Green Charm(R)and other proprietary brands.

Distributed Lawn and Garden Products

     Garden Products also offers its customers a comprehensive selection of other manufacturers' brand name lawn and garden products. In selecting which products to distribute, Garden Products generally focuses on those lawn and garden brand name products that are suited to distribution due to their seasonality, variable sales movements, complexity to consumers and retailers, handling and transportation difficulties, and which therefore generally require value-added services. Garden Products does not carry live plants, power tools or high priced items which are generally sourced directly from manufacturers.

Sales and Marketing

     Garden Products' lawn and garden products are sold by approximately 175 sales personnel to a network of lawn and garden and hardware wholesale distributors nationwide. Garden Products also employs approximately 250 sales and marketing personnel to support its logistics and sales activities for a variety of other manufacturers of lawn and garden products. Most products are sold directly to retailers. Historically, Garden Products' sales have been highly seasonal. Most retail sales of lawn and garden products occur on weekends during the spring and fall.

     Sales to mass merchandisers, warehouse-type clubs and home improvement centers represent a significant portion of Garden Products' sales. Sales to Wal*Mart represented approximately 31% of Garden Products' sales in fiscal 2001, 36% in fiscal 2000 and 32% in fiscal 1999. Sales to Home Depot represented approximately 11% of Garden Products' sales in fiscal 2001, 7% in fiscal 2000 and 12% in fiscal 1999. Sales to Lowe's represented approximately 9% of Garden Products' sales in fiscal 2001, 7% in fiscal 2000 and 8% in fiscal 1999.

     Subsequent to the fiscal 2000 year end, Wal*Mart informed Garden Products of a number of significant changes in its lawn and garden supplies purchasing programs and procedures for fiscal 2001. These included Wal*Mart's decision to purchase certain lawn and garden supplies directly from a number of manufacturers whose supplies had previously been sold through Garden Products; a change from "store door" deliveries of many of the lawn and garden supplies formerly delivered by Garden Products to individual Wal*Mart stores to a new procedure whereby Garden Products would ship these products to Wal*Mart distribution centers; and Wal*Mart's decision not to have Garden Products personnel perform lawn and garden supplies merchandising functions inside Wal*Mart stores. As a result of these factors, and the closing of 13 distribution centers associated with the garden distribution downsizing, sales by Garden Products of other manufacturers' lawn and garden products to Wal*Mart in 2001 declined significantly.

     Garden Products' current practice on product returns generally is to accept and credit the return of unopened cases of products from customers where the quantity is small, the product has been misshipped or the product is defective. Garden Products has arrangements with its manufacturers and suppliers to stock balance and/or credit it for a certain percentage of returned or defective products.

Manufacturing

     Garden Products currently operates 14 manufacturing facilities. In addition, certain of its proprietary branded products are manufactured by contract manufacturers. Garden Products also has a development team that is responsible for developing new products within existing proprietary branded product lines and the development of new proprietary branded product lines.

     Pennington has seed processing facilities in Madison, Georgia; Greenfield, Missouri; Roll, Arizona; El Centro, California; and Lebanon, Oregon to test, process and package a full range of Pennington seed varieties. Pennington also maintains observation nurseries at all manufacturing locations, enabling it to track seed growth for Pennington quality prior to selection. Pennington's fertilizer plant, Gro Tec(R), is located in Eatonton, Georgia. Pennington wild bird feed is manufactured in Penn Pak facilities in Madison, Georgia; Greenfield, Missouri; and Sidney, Nebraska. In addition, Pennington's Earth Pak plant in Shady Dale, Georgia produces a variety of soil amendments, including pine bark nuggets and potting soils used in landscaping. Pennington also operates a fertilizer manufacturing facility in Longmont, Colorado.

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

Distribution

     Garden Products currently operates 20 distribution centers throughout the country. The primary distribution centers for Pennington's products are located both near the point of manufacture and at strategically located warehousing facilities. These facilities are located in Columbia, South Carolina; Cullman, Alabama; Greenfield, Missouri; Madison, Georgia; Kenbridge, Virginia; Hammond, Louisiana; Little Rock, Arkansas; Woburn, Massachusetts; and Laurel, Maryland. In addition, Pennington uses other outside agents and distributors, including, but not limited to, Excel Garden Products, Central's other garden sales and logistics operations. Pennington's products are shipped by rail and truck. While the majority of truck shipments are made by contract carriers, a portion is made by Pennington's fleet of trucks.

     Excel Garden Products operates distribution centers in Dallas, Texas; Orlando, Florida; Portland, Oregon; Sacramento, California; Santa Fe Springs, California; and Salt Lake City, Utah. Norcal Pottery operates distribution centers in San Leandro, California; Richmond, California; Ontario, California; Houston, Texas; and Algona, Washington.

Competition

     The lawn and garden products industry is highly competitive. Garden Products' lawn and garden products compete against national and regional products and private label products produced by various suppliers. Our turf and forage grass seed products compete principally against products by Barenburg, J.R. Simplott, Scotts and numerous regional seed suppliers. Our wild bird seed products compete principally against products by Audubon Park, Wagner, Red River and Gutwein. Our fertilizers, pesticides and combination products compete principally against products marketed by such companies as Scotts, Lebanon Chemical Corp., United Industries Corporation, Vigoro/Pursell Industries and Bayer/Pursell. Since its acquisition of the Ortho(R) line of lawn and garden products from Pharmacia Corporation (formerly Monsanto) in 1999, Scotts' dominant position in the lawn and garden industry has been a significant competitive disadvantage for Garden Products' branded products. Garden Products competes primarily on the basis of its strong brand names, quality, value, service and price.

     Garden Products also competes with a large number of smaller local and regional distributors--with competition based on price, service and personal relationships. In addition to competition from other distributors, Garden Products also faces increased competition from manufacturers and suppliers which distribute some percentage of their products directly to retailers, bypassing distributors, or through a dual distribution system in which the manufacturer or supplier competes with distributors for sales to certain accounts. Such competition is typically based on service and price. The termination of the distribution relationship with Scotts effective September 2000 is a significant competitive disadvantage for Garden Products' distribution sales.

                            The Pet Products Business

Overview

     Pet Products is a leading manufacturer of proprietary branded pet supply products, including FourPaws(R), Zodiac(R), Kaytee(R), All-Glass Aquarium(R), Oceanic Systems(R), Island Aquarium(R), Nylabone(R) and TFH(R), and also performs logistics and sales activities for a variety of other manufacturers of pet supply products. Pet Products accounted for 43% of Central's consolidated net sales before corporate eliminations in fiscal 2001, 34% in fiscal 2000 and 29% in fiscal 1999, and before the allocation of certain corporate costs and eliminations accounted for income from operations of $34.9 million in fiscal 2001, $32.3 million in fiscal 2000, and $25.3 million in fiscal 1999.

Proprietary Branded Pet Products

     Pet Products' principal pet supply product lines include the Four Paws' line of animal products, the TFH line of pet books and Nylabone premium dog chews and pet carriers, the Kaytee line of bird and small animal food, the Wellmark line of flea and tick products, and the All-Glass(R), Oceanic Systems(R) and Island Aquarium(R) line of aquariums.

     Four Paws. Four Paws is one of the largest producers of dog, cat, reptile and small animal products in the United States, according to the 2000-01 Pet Age Retailer Report. Four Paws products include Magic Coat(R) shampoos, Wee-Wee Pads, a line of grooming supplies for dogs and cats, animal cages, tie out cables, leashes, collars, and accessories, oral hygiene products and a complete line of catnip products. Four Paws also offers a line of heating equipment and bedding material for reptiles and a line of hard rubber toys called Rough & Rugged. Four Paws products are distributed throughout the United States, Canada, Europe and Asia.

     TFH Publications. TFH is a producer of pet books and the manufacturer of premium dog chews and edible bones under the brand names Nylabone(R), Gumabone(R), Healthy Edibles(R) and Flexibone(R). TFH currently has over 1,200 titles in print and publishes a monthly magazine. TFH also offers a line of premium dog houses, pet carriers and dog and cat toys under the Nylabone(R) brand.

     Kaytee. Kaytee is one of the nation's largest manufacturers of bird seed for pet and wild birds, according to the 2000-01 Pet Age Retailer Report, as well as a manufacturer of food and treats for small animals under the Kaytee(R) brand. Kaytee also manufactures wild bird feed under the brand name Natures Harvest(TM) for Kmart Corporation and under the PETsMART private label.

     Wellmark. Wellmark is a leading manufacturer of flea, tick and pest protection products for a diversified group of pest control markets, according to the 2000-01 Pet Age Retailer Report. These products--which include on-animal spot applications, sprays, shampoos and powders, collars, indoor foggers, aerosols, concentrates and pump-sprays--are based on the active ingredient methoprene. Wellmark owns the Zodiac(R) and Vet-Kem(R) trademarks in the United States and Canada as well as those of Ovitrol(R), Siphotrol(R), Fleatrol(TM), vIGRen(R), Petcor(R), Precor(R) and Natural Signature(R).

     All-Glass Aquarium and Island Aquarium. All-Glass Aquarium and Island Aquarium manufacture aquariums, terrariums, aquatic lighting systems, and aquarium and terrarium furniture sold under the brand names All-Glass Aquarium(R), Oceanic Systems(R) and Island(R) Aquarium.

Distributed Pet Supply Products

     Pet Products also offers its customers a comprehensive selection of other manufacturers' brand name pet supply products. Pet Products carries many of the best-known brands in pet foods and supplies and combines these products into single shipments, providing its pet supply customers a wide variety of products on a cost-effective basis.

Sales and Marketing

     Pet Products' branded products are sold nationwide through its own distribution network, as well as independent distributors and directly to retailers, including national specialty pet stores, mass merchants, bookstores and independent pet retailers. Wellmark also sells products to the professional pest control market and veterinarians. At September 29, 2001, Pet Products employed approximately 125 branded products sales and marketing personnel. Pet Products also focuses on selling pet supply products to a wide variety of retailers, including independent, regional and national retail chains. Pet Products employs approximately 100 sales and marketing personnel to support its logistics and sales activities for a variety of other manufacturers of pet supply products.

     Sales to mass merchants and national specialty pet stores represent a significant portion of Pet Products' sales. Sales to PETsMART represented 7% of Pet Products' sales in fiscal 2001, 7% in fiscal 2000 and 6% in fiscal 1999. Sales to Petco represented 6% of Pet Products' sales in fiscal 2001, 8% in fiscal 2000 and 5% in fiscal 1999.

Manufacturing

     Pet Products currently operates ten manufacturing facilities. In addition, certain of its proprietary branded products are manufactured by contract manufacturers. Pet Products also has development teams that are responsible for developing new products within existing proprietary branded product lines and the development of new proprietary branded product lines.

     Four Paws operates manufacturing facilities in Hauppauge, New York. TFH's book division and Nylabone manufacturing facilities are located in Neptune City, New Jersey. Kaytee operates manufacturing facilities in Abilene, Kansas; Chilton, Wisconsin; Cressona, Pennsylvania; and Rialto, California. Wellmark operates a manufacturing and technology center in Dallas, Texas. All-Glass Aquarium operates manufacturing facilities in Franklin, Wisconsin and Dallas, Texas. Island Aquarium operates a manufacturing facility in Fontana, California.

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

Distribution

     Pet Products sells its products directly to retailers and a network of distributors. Pet Products currently operates eight distribution centers throughout the country. The facilities are located in Algona, Washington; Denver, Colorado; Houston, Texas; Mahwah, New Jersey; Miami, Florida; Sacramento, California; Santa Fe Springs, California; and Tampa, Florida. While the majority of truck shipments are made by Pet Products' fleet of trucks, a portion is made by common carriers.

Competition

     The pet supply products industry is highly competitive. Our branded pet products compete against national and regional products and private label products produced by various suppliers. Our Four Paws and Wellmark branded products compete principally against branded products marketed by such companies as Hartz Mountain, Sargeant's and Eight in One. TFH Publications' pet books compete principally against books published by Howell and Barrons, and Nylabone products compete principally against products manufactured by Aspen/Booda and Doskocil. Our Kaytee products compete principally against products marketed by Hartz Mountain, Sun Seed, Audobon Park and Wagner. Our All-Glass Aquarium and Island Aquarium branded products compete principally against Perfecto. Pet Products competes primarily on the basis of its strong brand names, innovative new products, quality, value, service and price.

     Pet Products also competes with a large number of smaller local and regional distributors--with competition based on price, service and personal relationships. In addition to competition from other distributors, Pet Products also faces increased competition from manufacturers and suppliers which distribute some percentage of their products directly to retailers, bypassing distributors, or through a dual distribution system in which the manufacturer or supplier competes with distributors for sales to certain accounts. Such competition is typically based on service and price.

                      Matters Relating to Central Generally

Significant Customers

     Wal*Mart represented approximately 21% of Central's net sales in fiscal 2001, 25% in fiscal 2000 and 24% in fiscal 1999. Wal*Mart holds significant positions in the retail lawn and garden and pet supplies markets. See "The Garden Products Business - Sales and Marketing" above.

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

Employees

     As of September 29, 2001, Central had approximately 4,200 employees of which approximately 4,000 were full-time employees and 200 were temporary or part-time employees. We hire substantial numbers of temporary employees for the peak lawn and garden shipping season of February through June to meet the increased demand experienced during the spring and summer months, including merchandising in stores. All of our temporary employees are paid on an hourly basis. Except for certain employees at TFH Publications, Inc. and a Kaytee facility in Rialto, California, none of our employees is represented by a labor union. We consider our relationships with our employees to be good.

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

     Environmental regulations may affect us by restricting the manufacturing or use of our products or regulating their disposal. Regulatory or legislative changes may cause future increases in our operating costs or otherwise affect operations. Although we believe we are and have been in substantial compliance with such regulations and have strict internal guidelines on the handling and disposal of our products, there is no assurance that in the future we may not be adversely affected by such regulations or incur increased operating costs in complying with such regulations. However, neither the compliance with regulatory requirements nor our environmental procedures can ensure that we will not be subject to claims for personal injury, property damages or governmental enforcement. For a discussion of potential environmental issues arising from a fire in our Phoenix distribution facility, please see Item 3. Legal Proceedings.

                               Executive Officers

     Certain information regarding the executive officers of the Company is set forth below:

             Name            Age                           Position
             ----            ---                           --------
William E. Brown...........   60    Chairman of the Board and Chief Executive Officer

Glenn W. Novotny...........   54    President, Chief Operating Officer and Director

Lee D. Hines, Jr. .........   55    Vice President, Chief Financial Officer, Secretary and Director

Brooks M. Pennington III...   47    Chief Executive Officer of Pennington Seed, Inc. and Director

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

Item 2.    Properties

     Central currently operates 24 manufacturing facilities totaling approximately 2,979,000 square feet and 28 distribution facilities totaling approximately 3,220,000 square feet. Most distribution centers consist of office and warehouse space, and several large bays for loading and unloading. Each distribution center provides warehouse, distribution, sales and support functions for its geographic area under the supervision of a regional manager. Central's executive offices are located in Lafayette, California.

     The table below lists Garden Products' manufacturing and distribution facilities:

          Location                  Type of Facility             Owned or Leased
    ---------------------         --------------------           -------------
         Cullman, AL                  Distribution                    Owned
       Little Rock, AR                Distribution                    Owned
          Roll, AZ                    Manufacturing                   Owned
        El Centro, CA                 Manufacturing                   Owned
         Ontario, CA                  Distribution                    Leased
        Richmond, CA                  Distribution                    Leased
       Sacramento, CA                 Distribution                    Leased
       San Leandro, CA                Manufacturing                   Leased
       San Leandro, CA                Distribution                    Leased
    Santa Fe Springs, CA              Distribution                    Leased
        Stockton, CA                  Manufacturing                   Leased
        Longmont, CO                  Manufacturing                   Owned
       Clearwater, FL                 Manufacturing                   Leased
         Orlando, FL                  Distribution                    Leased
        Eatonton, GA                  Manufacturing                   Owned
       Madison, GA (2)                Manufacturing                   Owned
         Madison, GA                  Distribution                    Owned
       Shady Dale, GA                 Manufacturing                   Owned
         Hammond, LA                  Distribution                    Owned
         Woburn, MA                   Distribution                    Leased
         Laurel, MD                   Distribution                    Leased
     Greenfield, MO (2)               Manufacturing                   Owned
       Greenfield, MO                 Distribution                    Owned
         Sidney, NE                   Manufacturing                   Owned
         Lebanon, OR                  Manufacturing                   Owned
        Portland, OR                  Distribution                    Leased
        Columbia, SC                  Distribution                    Owned
         Dallas, TX                   Distribution                    Leased
         Houston, TX                  Distribution                    Leased
     Salt Lake City, UT               Distribution                    Leased
        Kenbridge, VA                 Distribution                    Leased
         Algona, WA                   Distribution                    Leased

     The table below lists Pet Products' manufacturing and distribution facilities:

         Location                  Type of Facility             Owned or Leased
    ---------------------         --------------------           ---------------
         Fontana, CA                  Manufacturing                   Leased
         Rialto, CA                   Manufacturing                   Owned
       Sacramento, CA                 Distribution                    Leased
    Santa Fe Springs, CA              Distribution                    Leased
         Denver, CO                   Distribution                    Leased
          Miami, FL                   Distribution                    Leased
          Tampa, FL                   Distribution                    Leased
         Abilene, KS                  Manufacturing                   Owned
         Mahwah, NJ                   Distribution                    Leased

          Location                  Type of Facility             Owned or Leased
    ---------------------         --------------------           ---------------
      Neptune City, NJ                Manufacturing                   Leased
        Hauppauge, NY                 Manufacturing                   Owned
        Cressona, PA                  Manufacturing                   Owned
         Dallas, TX                   Manufacturing                   Leased
         Dallas, TX                   Manufacturing                   Owned
         Houston, TX                  Distribution                    Leased
         Algona, WA                   Distribution                    Leased
         Chilton, WI                  Manufacturing                   Owned
        Franklin, WI                  Manufacturing                   Owned

     Central's leases generally expire between 2002 and 2008. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. In addition to the facilities that are owned, Central's fixed assets are comprised primarily of trucks and warehousing, transportation and computer equipment.

Item 3.    Legal Proceedings

     TFH Litigation. In December 1997, the Company acquired all of the stock of TFH Publications, Inc. In connection with the transaction, the Company made a $10 million loan to the sellers, which was evidenced by a Promissory Note. In September 1998, the prior owners of TFH brought suit against the Company and certain executives of the Company for damages and relief from their obligations under the Promissory Note, alleging, among other things, that the Company's failure to properly supervise the TFH management team had jeopardized their prospects of achieving certain earnouts. The Company believes that these allegations are without merit. The Company counterclaimed against the prior owners for enforcement of the Promissory Note, damages and other relief, alleging, among other things, fraud, misrepresentation and breach of fiduciary duty by the prior owners of TFH. These actions, Herbert R. Axelrod and Evelyn Axelrod v. Central Garden & Pet Company; Glen S. Axelrod; Gary Hersch; William
E. Brown; Robert B. Jones; Glen Novotny; and Neill Hines, Docket No. MON-L-5100-99, and TFH Publications, Inc. v. Herbert Axelrod et al., Docket No. L-2127-99 (consolidated cases), are in the New Jersey Superior Court. The case is currently in pretrial discovery and is scheduled for trial in June 2002.

     During the course of discovery in this action, the Company has become aware of certain information which suggests that prior to the acquisition of TFH by the Company, certain records of TFH were prepared in an inaccurate manner which resulted in underpayment of taxes by certain individuals. Those individuals could be liable for back taxes, interest, and penalties. In addition, even though all of the events occurred prior to the acquisition of TFH by the Company, there is a possibility that TFH could be liable for penalties for events which occurred under prior management. The Company believes that TFH has strong defenses available to the assertion of any penalties against TFH. The Company cannot predict whether TFH will be required to pay any such penalties. In the event that TFH were required to pay penalties, the Company would seek compensation from the prior owners.

     In March 2001, the prior owners of TFH also brought a separate action in federal court seeking to enforce what they alleged was an "arbitration award" made by an accountant concerning the closing balance sheet of TFH. The prior owners contended that the decisions by the accountant concerning the closing balance sheet entitled them to additional monies under the purchase price provisions of the Stock Purchase Agreement. The federal court held that the accountant did not make any monetary award. The federal court entered a judgment enforcing the decisions made by the accountant concerning the closing balance sheet of TFH, but the court did not, and refused to, enter a monetary award. See Evelyn M. Axelrod, et al. v. Central Garden & Pet Company, Civil Action No. 01-1262 (MLC) U.S.D.C. of New Jersey. The prior owners have argued in the consolidated civil actions pending in the New Jersey Superior Court that the judgment by the federal court entitles them to additional monies under the purchase price provision of the Stock Purchase Agreement. The New Jersey Superior Court has stated that it will not, at this time, enter a monetary award, but that it, like the federal court, will confirm the decisions made by the accountant concerning the closing balance sheet of TFH. The New Jersey Superior Court has not yet issued a written Order on its rulings, but the Company anticipates such an Order shortly. The Company believes that it has defenses to the claims by the prior owner for additional monies under the purchase price provisions of the Stock Purchase Agreement, and that the prior owners' claims are subject to or will be offset by the Company's claims against the prior owners.

     The Company, based on consultation with legal counsel, does not believe that the outcome of the above matters will have a material adverse impact on its operations, financial position, or cash flows.

     Scotts and Pharmacia Litigation. On June 30, 2000, The Scotts Company filed suit against Central to collect the purchase price of certain lawn and garden products previously sold to Central. Scotts has filed an amended complaint seeking $23 million for such products. Central has withheld payments to Scotts on the basis of claims it has against Scotts - including amounts due for services and goods previously supplied by Central and not yet paid for by Scotts. This action, The Scotts Company v. Central Garden & Pet Company, Docket No. C2 00-755, is in the United States District Court for the Southern District of Ohio, Eastern Division. On July 3, 2000, Pharmacia Corporation (formerly known as Monsanto Company) filed suit against Central seeking an accounting and unspecified amounts allegedly due Pharmacia under the four-year alliance agreement between Central and Pharmacia which expired in September 1999, as well as damages for breach of contract. This action, Pharmacia Corporation v. Central Garden & Pet Company, Docket No. 00CC-002253 Q CV, is in the Circuit Court of St. Louis County, Missouri. Central filed motions in both the Scotts and Pharmacia actions to have those cases dismissed or stayed. Central's motion in the Scotts' action has been denied. In the Scotts action, Central has filed its answer and a counter complaint asserting various claims for breaches of contracts. Scotts has filed a motion to dismiss one of Central's claims, and that motion is still under submission by the court. Trial in the Scotts action is currently scheduled to begin in March 2002.

     In the Pharmacia action, the court denied Central's motion to stay but granted Central's request that Scotts be joined as a party. On January 18, 2001, Pharmacia Corporation filed an Amended Petition adding Scotts to the Pharmacia action. On January 29, 2001, Central filed its Answer, including affirmative defenses, to the Amended Petition as well as Counter/Cross claims against Pharmacia and Scotts. Pharmacia and Scotts have filed responses to Central's counter and cross-claims. In addition, they filed a motion to stay claims other than claims arising under the alliance agreement between Central and Pharmacia. The Court granted this motion, thereby requiring that claims against Scotts or Pharmacia arising from non-alliance matters be litigated in the Ohio and California's federal actions, as appropriate. Trial in the Pharmacia action is scheduled to begin on January 22, 2002.

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

     On July 7, 2000, Central filed suit against Scotts and Pharmacia seeking damages and injunctive relief as well as restitution for, among other things, breach of contract and violations of the antitrust laws. This action, Central Garden & Pet Company, a Delaware Corporation v. The Scotts Company, an Ohio corporation; and Pharmacia Corporation, formerly known as Monsanto Company, a Delaware corporation, Docket No. C 00 2465, is in the United States District Court for the Northern District of California. On October 26, 2000, the federal district court issued an order denying, for the most part, Pharmacia's motion to dismiss Central's federal antitrust claims. Central was given leave to file an amended federal complaint to clarify certain of its allegations. Central filed a first amended complaint on November 14, 2000. The defendants have answered the amended complaint, and trial is scheduled for July 15, 2002. The federal district court's October 26 order also ruled that it did not have jurisdiction over Central's state law claims and that such claims should be adjudicated in a state court. On October 31, 2000, Central filed an action entitled Central Garden & Pet Company v. The Scotts Company and Pharmacia Corporation, Docket No. C00-04586 in Contra Costa Superior Court asserting various state law claims, including the claims previously asserted in the federal action. On December 4, 2000, Pharmacia and Scotts filed a joint Motion to Stay. The state court has stayed the California action while the contract claims between and among the parties are litigated in the Ohio and Missouri actions and the antitrust claims are litigated in the California federal action.

     Phoenix Fire. On August 2, 2000, a fire destroyed Central's leased warehouse space in Phoenix, Arizona, and an adjoining warehouse space leased by a third party. The adjoining warehouse tenant has filed a lawsuit seeking to recover for property damage from the fire. Local residents have also filed a purported class action lawsuit alleging claims for bodily injury and property damage as a result of the fire. The building owner and nearby businesses have also presented claims for property damage and business interruption but have not filed lawsuits. In addition, the

Arizona Department of Environmental Quality is monitoring the cleanup operations and has asked Central, the building owner and the adjoining warehouse tenant to assess whether the fire and fire suppression efforts may have caused environmental impacts to soil, groundwater and/or surface water. The United States Environmental Protection Agency has also requested information relating to the fire. The overall amount of the damages to all parties caused by the fire, and the overall amount of damages which Central may sustain as a result of the fire, have not been quantified. At the time of the fire, Central maintained property insurance covering losses to the leased premises, Central's inventory and equipment, and loss of business income. Central also maintained insurance providing $51 million of coverage (with no deductible) against third party liability. Central believes that this insurance coverage will be available with respect to third party claims against Central if parties other than Central are not found responsible. The precise amount of the damages sustained in the fire, the ultimate determination of the parties responsible and the availability of insurance coverage are likely to depend on the outcome of complex litigation, involving numerous claimants, defendants and insurance companies.

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

Fiscal 2000                                 High        Low
                                            ----        ---
   First Quarter ........................   9.63       6.94
   Second Quarter .......................  11.69       8.25
   Third Quarter ........................  12.13       8.72
   Fourth Quarter........................  10.06       6.75
Fiscal 2001
   First Quarter ........................   9.19       6.63
   Second Quarter .......................   8.97       6.81
   Third Quarter ........................  10.00       6.48
   Fourth Quarter .......................   9.75       7.13

     As of September 29, 2001, there were approximately 154 holders of record of the Company's Common Stock and seven holders of record of the Company's Class B Stock.

     Central has not paid any cash dividends on its common stock in the past. Central currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. In addition, Central's line of credit restricts its ability to pay dividends. See Note 5 of Notes to Consolidated Financial Statements.

Item 6.    Selected Financial Data

     The following selected income statement and balance sheet data of Central as of and for the fiscal years ended September 27, 1997, September 26, 1998, September 25, 1999, September 30, 2000 and September 29, 2001 have been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto in "Item 8 - Financial Statements and Supplementary Data" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                    Fiscal Year Ended
                                       -----------------------------------------------------------------------------
                                        September 27    September 26,  September 25,  September 30,   September 29,
                                           1997            1998           1999            2000            2001
                                       --------------  -------------- -------------- --------------- ---------------
                                                          (in thousands, except per share data)
Income Statement Data:
Net sales (1)(2)....................     $ 839,498       $ 1,293,330    $ 1,531,615    $ 1,350,878     $ 1,122,999
Cost of goods sold and occupancy....       694,925         1,009,143      1,187,722      1,010,106         784,282
                                         ---------       -----------    -----------    -----------     -----------
     Gross profit...................       144,573           284,187        343,893        340,772         338,717
Selling, general and administrative
   expenses (2).....................       109,160           213,114        286,471        298,839         328,226
Other charges.......................            -              6,903          2,708         27,156              -
                                         ---------       -----------    -----------    -----------     ----------
Income from operations..............        35,413            64,170         54,714         14,777          10,491
Interest expense - net..............        (6,554)           (7,609)       (12,087)       (22,551)        (23,083)
Other income........................         1,509             1,534          1,106          1,176           1,631
                                         ---------       -----------    -----------    -----------     -----------
Income (loss) before income taxes...        30,368            58,095         43,733         (6,598)        (10,961)
Income taxes........................        12,765            24,402         19,243          5,215          (1,711)
                                         ---------       -----------    -----------    -----------     ------------
Net income (loss)...................     $  17,603       $    33,693    $    24,490    $   (11,813)    $    (9,250)
                                         =========       ===========    ===========    ============    ============
Net income (loss) per common share:
     Basic..........................     $    1.11       $      1.18    $      0.90    $    (0.63)     $    (0.50)
     Diluted........................     $    1.07       $      1.15    $      0.89    $    (0.63)     $    (0.50)
Weighted average shares
   outstanding:
     Basic..........................        15,832            28,502         27,328         18,786          18,402
     Diluted........................        19,970            33,007         27,437         18,786          18,402


                                        September 27,   September 26,  September 25,  September 30,   September 29,
                                           1997             1998           1999           2000            2001
                                       --------------  --------------------------------------------- ---------------
Balance Sheet Data:
Working capital.....................     $ 253,926       $   277,713    $   169,628    $   121,128     $   110,990
Total assets........................       559,043           928,700        955,830        947,418         916,626
Short-term borrowings...............            72             8,095         97,368        134,516         126,475
Long-term borrowings................       115,200           125,125        123,898        148,242         151,623
Shareholders' equity................       281,807           588,774        495,727        463,947         455,315

-----------------
(1) See Management's Discussion and Analysis of Financial Condition and Results of Operations herein for a discussion of sales fluctuations related to internal growth and business acquisitions for fiscal years 2001, 2000 and 1999.

(2) Reflects the reclassification of $2.9 million and $4.3 million for fiscal 1999 and 2000, respectively, related to volume-based rebate incentives offset by certain shipping and handling billings.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     In fiscal 2000, Central's operations were grouped into three business segments, the lawn and garden branded products business, the pet branded products business and the distribution business. In fiscal 2001, Central reorganized its garden and pet businesses. Under the reorganization, Central's garden branded products and distribution businesses became one operating unit, "Garden Products", while its pet branded products and distribution businesses became another operating unit, "Pet Products". For fiscal 2001, Garden Products and Pet Products accounted for approximately 57% and 43%, respectively, of consolidated net sales before corporate eliminations. These businesses accounted for income from operations before other charges and the allocation of certain corporate costs and eliminations of $7.4 million and $34.9 million, respectively, in fiscal 2001. The Company experienced a net loss of $9.3 million and $11.8 million for fiscal 2001 and 2000, respectively.

     One of the measures management uses to evaluate the performance of its business segments is earnings before other charges, unusual items, interest, taxes and amortization and depreciation (EBITDA - excluding other income, other charges and unusual items), which represented income of $71.2 million and $79.3 million in fiscal 2001 and 2000, respectively.

     The discussion below, and the following presentation, are intended to assist the reader in understanding the results of our operations. This presentation is not intended to replace net income (loss), cash flows or financial position, as determined in accordance with accounting principles generally accepted in the United States of America.

                                                           Fiscal 2001  Fiscal 2000
                                                           -----------  -----------
                                                                (in thousands)
Net sales ..............................................   $  1,123.0   $  1,350.9
                                                           ==========   ==========
Net loss ...............................................   $     (9.3)  $    (11.8)
     Add:  Other charges ...............................         --           27.2
           Unusual items ...............................         32.3         11.3
           Interest expense - net ......................         23.1         22.6
     Less: Other income ................................         (1.6)        (1.2)
           Income tax (benefit) expense ................         (1.7)         5.2
                                                           ----------   ----------
EBIT (1) ...............................................         42.8         53.3
     Add:  Depreciation and amortization ...............         28.4         26.0
                                                           ----------   ----------

         EBITDA (2) ....................................   $     71.2   $     79.3
                                                           ==========   ==========

----------
(1)  Earnings before other charges, unusual items, interest and taxes.
(2) Earnings before other charges, unusual items, interest, taxes and amortization and depreciation.

     Shown below is a summary of these expenses, which the Company believes were unusual in nature during fiscal 2001.

                                                  Pet Products    Garden Products    Corporate      Company
                                                  ------------    ---------------    ---------      -------
                                                                          (in thousands)
Closed branches..........................             $  274          $ 3,910         $     -      $ 4,184
Personnel reductions.....................              1,088            2,970             450        4,508
Excess freight...........................                  -            2,063               -        2,063
Legal & professional.....................                597                -          11,875       12,472
Excess bad debt..........................                  -            3,100               -        3,100
Pre-press publication & inventory
   write-downs...........................              2,000            3,956               -        5,956
                                                      ------          -------         -------      -------

                                                      $3,959          $15,999         $12,325      $32,283
                                                      ======          =======         =======      =======

 During the last two fiscal years, the Company has been adversely affected by a number of events.

     At the end of fiscal 1999, the Company's exclusive distribution agreement for Solaris products ended. During fiscal 2000, Scotts began to distribute both its Miracle Gro and Solaris products through a system that involved a combination of distributors as well as direct sales to certain major retailers. This change, compared with fiscal 1999, reduced revenue by approximately $176 million in fiscal 2000. Before the end of fiscal 2000, Scotts discontinued its distribution relationship with the Company. As a consequence, sales volumes for future periods were expected to significantly decline, which resulted in the Company initiating a plan to close 13 distribution centers. The closures and the related workforce reductions, employee benefit obligations and asset impairments resulted in "other charges" for fiscal 2000 of $27.5 million. As a result, sales of other companies' products by Garden Products in fiscal 2001 declined approximately $275 million compared with fiscal 2000. Also in fiscal 2000, both Scotts and Pharmacia initiated litigation against the Company arising out of the prior distribution relationship, and the Company filed suit against Scotts and Pharmacia for breach of contract and violations of the antitrust laws as discussed above in "Item 3. Legal Proceedings."

     In August 2000, a fire destroyed the Company's leased facility in Arizona and an adjoining warehouse space leased by a third party. Various parties have filed lawsuits, and both the Arizona Department of Environmental Quality and the U.S. Environmental Protection Agency have requested information relating to the fire. Lawyers and specialists representing several insurance companies have been meeting since August 2000 to determine the extent of liability for the various parties involved. At this time the precise amount of damages, the ultimate determination of the parties responsible and the availability of insurance coverage are likely to depend on the outcome of complex litigation.

     Much of the discovery work on the above lawsuits and the other litigation described above in "Item 3. Legal Proceedings" was conducted during fiscal 2001 and will continue into fiscal 2002. As a result of the litigation, the Company incurred legal, accounting and other professional expenses of approximately $12.4 million in fiscal 2001 and $3.8 million in fiscal 2000. The Company believes that legal and professional fees for fiscal 2002 will approximate the fiscal 2001 level and will decline significantly in subsequent years.

     Despite downsizing, the distribution operations of our Garden Products segment continued to adversely affect profitability in fiscal 2001. In accordance with accounting principals generally accepted in the United States of America, certain costs related to the 13 closed distribution centers were not included as part of the $27.5 million of "other charges" recorded in fiscal 2000. These costs included wages and related benefits for those employees who stayed on to either sell off certain of the remaining inventory or arrange to ship inventory to other Central locations, or arrange to secure temporary storage until the inventory could be moved to other Central locations. Likewise, freight costs incurred to ship inventory from the closed locations to open facilities were not included in the fiscal 2000 "other charges". These costs were incurred and recorded in fiscal 2001.

     The Company underestimated the costs the remaining distribution centers would incur to service customers formerly serviced by the closed locations. Since many of these customers were outside of the local area, most of the product sold to them was shipped by common carrier. Additionally, assimilating the extra inventory from the closed locations created inefficient warehouse operations. With warehouse space severely limited because of the additional inventory, picking, packing and shipping an order took significantly longer than normal. To ship product timely under these conditions meant increasing the amount of outside labor.

     Also during the fourth quarter of fiscal 2001, two large customers of Garden Products filed for bankruptcy.

     During the last quarter of fiscal 2001, and continuing in the first quarter of fiscal 2002, the Company further reduced personnel and related people costs in both our businesses. The reductions in our Garden Products segment were largely in the administrative areas where the Company consolidated certain computer operations and administrative functions into one logistics operation.

     Pet Products closed three smaller under performing distribution centers during fiscal 2001 and a small manufacturing facility which produced nylon collars and leashes. These products are now secured through outside vendors. These closures resulted in additional facility and personnel costs being incurred in fiscal 2001 which totaled $1.5 million. In addition, sales of TFH pet books are declining due to, among other things, reduced floor space allocated to books by the larger retailers in favor of other pet products which turn faster than books. However, book production was not reduced to meet the lower sales volume. On hand inventory of books included titles with little current consumer appeal, and in certain cases large quantities of books remained on hand, which had been produced in 1998 and prior. As a result, the Company recorded a charge of $1.5 million to reduce the carrying value of book inventory to its estimated realizable value. In addition, $0.5 million of pre-press publication costs, which were being amortized over the anticipated useful life of specific titles, were determined to be unrecoverable in light of the sales decline and were written off.

     In Garden Products, Pennington wrote-down its Bahia grass seed inventory as a result of a significant decline in the market price for that particular variety. In connection with the closure of 13 distribution centers in fiscal 2000, management evaluated the inventory remaining from such locations during fiscal 2001 to determine its estimated realizable value. Due to the age of the inventory which remained combined with the fact that more of this inventory became obsolete due to packaging changes made by the manufacturer, a further write-down was taken in fiscal 2001.

Results of Operations

     The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

                                                                                Fiscal Year Ended
                                                                ----------------------------------------------
                                                                September 29,    September 30,   September 25,
                                                                    2001            2000             1999
                                                                -------------    -------------   -------------
Net sales ...................................................      100.0%           100.0%           100.0%
Cost of goods sold and occupancy ............................       69.8             74.8             77.5
                                                                   -----            -----            -----
Gross profit ................................................       30.2             25.2             22.5
Selling, general and administrative .........................       29.2             22.1             18.7
Other charges ...............................................         --              2.0              0.2
                                                                   -----            -----            -----
Income from operations ......................................        1.0              1.1              3.6
Interest expense, net .......................................       (2.1)            (1.7)            (0.8)
Other income ................................................        0.1              0.1              0.1
Income tax expense (benefit) ................................       (0.2)             0.4              1.3
                                                                   -----            -----            -----
Net income (loss) ...........................................       (0.8)%           (0.9)%            1.6%
                                                                   =====            =====            =====

Fiscal 2001 Compared with Fiscal 2000

Net sales for fiscal 2001 decreased by 16.9% or $227.9 million to $1,123.0 million from $1,350.9 million for fiscal 2000. The decrease is due to a $243.1 million decrease in net sales of Garden Products offset in part by a sales increase in Pet Products of $15.2 million. Adjusting for newly acquired operations, the sales decrease in Garden Products was $252.8 million and in Pet Products net sales would have resulted in a decrease of $32.7 million. The decrease in Garden Products relates to the sales and logistics group, which was expected after we closed 13 distribution centers in late fiscal 2000 as a result of the termination of our distribution relationship with Scotts. The sales decrease in our Pet Products business was attributable to the closure of three pet distribution centers during fiscal 2000 and a modest decline in Kaytee sales of wild birdseed. In fiscal 2001, Arch, a major pool chemical supplier, and Kal Kan, a supplier of dog food, notified us that they each intend to terminate their relationship with the Company and distribute their products directly to retailers. In fiscal 2001, sales of Arch products were approximately $50.5 million. The gross profit associated with these sales in fiscal 2001 was approximately $8.0 million. Sales of Kal Kan products to independent retailers were approximately $8.5 million in fiscal 2001. The gross profit associated with these sales in fiscal 2001 was estimated to be $0.9 million based on historical customer profitability. In addition, the Kal Kan business lost includes approximately $5.8 million of fees related to shipments to PETsMART. The loss of the Kal Kan business contributed to the decision to close two smaller pet distribution centers during the first quarter of fiscal 2002 with a third facility closure planned for February 2002.

     Gross profit decreased by $2.1 million or 0.6% from $340.8 million during fiscal 2000 to $338.7 million for fiscal 2001. Adjusting for newly acquired operations, gross profit would have decreased by 3.9% or $13.2 million.

The decrease in gross profit dollars relates principally to the sales and logistics group within Garden Products, while Pet Products generated approximately the same gross profit dollars as in fiscal 2000. Gross profit for both segments was adversely affected by inventory and inventory related write-downs in fiscal 2001. In Pet Products, TFH reduced the carrying value of their book inventory by $1.5 million and wrote off $0.5 million of pre-press publication costs. The inventory write-down is primarily the result of a continuing sales decline in pet books which in turn has created excess and obsolete book inventory. The decline in pet book sales relates principally to reduced floor space allocated to books by the large retailers coupled with a reduction in the number of titles they will carry. In Garden Products, Pennington wrote-down its Bahia grass seed inventory by $1.7 million as a result of a significant decline in the market price for that particular variety. In connection with the closure of 13 distribution centers in fiscal 2000, management, at the existing centers, evaluated the inventory at these facilities to determine the amount of potential overstock and to assess how much inventory could be moved to those locations which would remain open. This evaluation resulted in a write-down of $7.5 million in fiscal 2000 to adjust the inventory to its estimated realizable value. Due to the age of the inventory which remained combined with the fact that more of this inventory became obsolete due to packaging changes made by the manufacturer, management's evaluation of its estimated realizable value resulted in a further write-down of $2.2 million in fiscal 2001.

     Gross profit as a percentage of sales increased to 30.2% during fiscal 2001 from 25.2% for fiscal 2000. The percentage improvement is principally due to a reduction in sales of other companies' products within Garden Products, which accounted for a significantly lower percentage of total sales. Sales of other companies' products result in lower gross margins compared to sales of Central's own proprietary branded products. Overall, Garden Products' gross profit improved from 25.2% in fiscal 2000 to 27.0% in fiscal 2001.

     Selling, general and administrative expenses increased by $29.4 million or 9.8% from $298.8 million during fiscal 2000 to $328.2 million in fiscal 2001. Of the $29.4 million increase, approximately $17.8 million was attributable to newly acquired businesses. As a percentage of net sales, selling, general and administrative expenses increased from 22.1% during fiscal 2000 to 29.2% for fiscal 2001.

     Selling and delivery expenses decreased by $9.2 million, which was net of a $10.0 million increase related to newly acquired operations, from $146.7 million in fiscal 2000 to $137.5 million in fiscal 2001. The decrease in selling and delivery expenses related to existing business in fiscal 2001 relates principally to a sales decline in Garden Products compared with fiscal 2000 of $243.1 million offset by increased freight costs. Included in fiscal 2001 selling and delivery expense was approximately $2.1 million attributable to the closure of three Pet Products branches during fiscal 2001 and increased freight costs to service out of market customers transferred from Garden Products 13 distribution centers closed in fiscal 2000.

     Facilities expense decreased by $0.6 million from $14.4 million in fiscal 2000 to $13.8 million in fiscal 2001. Included in fiscal 2001 is approximately $0.5 million related to newly acquired businesses.

Warehouse and administrative expenses increased $39.2 million to $176.9 million in fiscal 2001 from $137.7 million in fiscal 2000. Of the $39.2 million increase, approximately $7.3 million related to newly acquired businesses. Of the $31.9 million increase from existing operations, approximately $4.0 million was attributable to Pet Products, $17.5 million to Garden Products and $10.4 million to corporate. The increase of $31.9 million compared with fiscal 2000 related principally to 1) additional bad debt provisions of $4.5 million, of which $3.1 million relates to two large Garden Products' customers who went bankrupt or ceased operations during the last month of fiscal 2001; 2) increased legal and professional fees of $5.4 million, which included in fiscal 2001 approximately $12.4 million associated with the fire at our Arizona warehouse and the litigation work related to the Scotts and T.F.H. lawsuits; 3) an increase in general and medical insurance of $2.4 million; 4) increased depreciation and goodwill amortization of $2.4 million; 5) as a result of the closure of Garden Products' and Pet Products' locations, there has been a significant decrease in both sales and inventory levels, which resulted in an $11.5 million increase in the amount of purchasing, merchandise handling and storage costs charged to warehouse and administration expense, and not included as inventory costs, compared to the prior year; 6) increased information systems costs of $0.9 million - primarily new systems being implemented to centralize sales, marketing, inventory and financial data; 7) an increase in personnel and other professional costs for research and development of $0.6 million; and 8) increases in office rents and general increases in normal operating expenses of $4.2 million.

     Net interest expense for the fiscal year ended September 29, 2001 increased by $0.5 million to $23.1 million from $22.6 million for the fiscal year ended September 30, 2000. The increase is due to new long term borrowings resulting principally from the businesses acquired, offset by lower average short-term interest rates.

     Average short-term borrowings for the fiscal year ended September 29, 2001 were $160.3 million compared with $159.2 million for the fiscal year ended September 30, 2000. The average short-term interest rates for the fiscal years ended September 29, 2001 and September 30, 2000 were 7.5% and 9.0%, respectively.

     During fiscal 2001, the Company recognized a tax benefit of $1.7 million on a pre-tax loss of $11.0 million. The tax benefit was affected by certain goodwill amortization which is not deductible for income tax purposes.

Fiscal 2000 Compared with Fiscal 1999

     Net sales for fiscal 2000 decreased by 11.8% or $180.7 million to $1,350.9 million from $1,531.6 million for fiscal 1999. The decrease was due to a $218.7 million decrease in Garden Products' sales ($261.1 million attributable to reduced sales of other companies' products, primarily sales of Solaris' products, which was partially offset by $12.7 million in sales of existing branded product offerings and $29.7 million in sales attributable to businesses acquired - Norcal Pottery, acquired in January 1999; Unicorn Laboratories, acquired in December 1999; and the Amdro and Image product lines, acquired in March 2000) being partially offset by a $38.0 million increase in Pet Products sales.

     Gross profit decreased by $3.1 million or 0.9% from $343.9 million during fiscal 1999 to $340.8 million for fiscal 2000. Gross profit as a percentage of net sales increased from 22.5% for fiscal 1999 to 25.2% for fiscal 2000. The decrease in gross profit dollars was principally related to a $13.9 million decrease in Garden Products' gross profit partially offset by a $10.8 million increase in Pet Products' gross profit. As a result of resizing our lawn and garden distribution operations, the carrying value of inventory at the distribution centers to be closed was evaluated to determine what products could be moved to the locations remaining open, how much of it would represent significant overstock and what products would have to be liquidated at the individual distribution centers. This evaluation resulted in a write-down of lawn and garden inventory of $7.5 million to adjust such inventory to its estimated realizable value. This write-down resulted in an increase in cost of goods sold and occupancy of $2.6 million in fiscal 2000 compared with the inventory write-down of $4.9 million recorded in fiscal 1999. The increase in gross profit as a percentage of net sales was primarily driven by an increase in Garden Products resulting from a larger proportion of higher margin branded product sales relative to total sales due to the reduction in sales of low margin Solaris products principally to retailers' distribution centers. Pet Products' gross profit percentage remained relatively constant.

     Selling, general and administrative expenses increased $12.4 million, or 4.3% from $286.4 million during fiscal 1999 to $298.8 million for fiscal 2000. Of the $12.4 million increase, approximately $8.3 million was attributed to newly acquired businesses. As a percentage of net sales, selling, general and administrative expenses increased from 18.7% during fiscal 1999 to 22.1% for fiscal 2000. Selling and delivery expenses increased by $1.6 million from $145.1 million in fiscal 1999 to $146.7 million in fiscal 2000. Of this increase, $3.7 million related to newly acquired businesses. These increases were offset by a decrease from existing operations of $2.1 million primarily attributable to a $6.7 million decrease in lawn and garden distribution operations resulting from lower sales, offset by a $4.6 million increase principally related to Pennington as a result of increased coop and media advertising, and expanded use of common freight carriers coupled with increased fuel costs. Facilities expense totaled $14.4 million in both fiscal 1999 and 2000. This results from an increase in costs associated with newly acquired businesses of $0.3 million, offset by a reduction in costs associated with existing operations of $0.3 million. The decrease in existing operations related principally to lawn and garden distribution operations resulting from certain facilities which were closed during fiscal 1999. Warehouse and administrative expense increased $10.7 million from $127.0 million in fiscal 1999 to $137.7 million in fiscal 2000. Of this increase, $4.3 million related to newly acquired businesses. The increase from existing operations, $6.4 million, related principally to increases in legal and professional fees of $5.3 million related to our strategic planning and evaluation process, increases in corporate personnel and related travel of $0.7 million and $0.4 million in additional corporate office space costs.

     In September 2000, the Company recorded $27.5 million of charges resulting from workforce reductions, employee benefit obligations, facility closures, and asset impairments that were necessary due to the termination of the Company's distribution arrangement with Scotts and other anticipated sales decreases in Garden Products. These charges were offset by the reversal of $0.3 million of certain exit-related costs recorded in connection with the fiscal 1998 restructuring plan for which the Company was no longer obligated.

     As a result of the fiscal 2000, and anticipated future, sales decreases in Garden Products, the Company initiated a plan to close 13 distribution centers and reduce its workforce which was completed in fiscal 2001. In connection with this plan, the Company recorded a severance charge of $1.1 million associated with the termination of 309 employees, primarily in the sales force and distribution centers. Severance of $0.7 million was paid to 196 employees terminated during fiscal 2000, with the balance expected to be paid to employees who will be terminated in fiscal 2001. In connection with the facilities closures, $3.6 million was accrued for estimated lease costs, and $0.2 million for estimated property tax and facilities maintenance costs, that the Company is obligated to pay for periods subsequent to closure. The Company also recorded an $0.8 million impairment charge to reduce certain facility assets to their estimated fair value based on an independent appraisal, and an $0.8 million provision for estimated uncollectible receivables from customers of the closed facilities.

     In addition, as a direct result of the termination of the distribution relationship with Scotts, the Company recorded a charge of $4.7 million as the Company became obligated to make cash payments which were guaranteed to certain employees in the event of such termination. These payments were paid during fiscal 2001.

     As a result of the events described above, management reevaluated the recoverability of certain intangible assets in Garden Products. Based on an evaluation of estimated future cash flows associated with affected facilities, the Company determined that goodwill and certain trademarks were impaired, and accordingly recorded charges of $15.7 million and $0.6 million, respectively, to reduce those assets to estimated fair values.

     Net interest expense for the fiscal year ended September 30, 2000 increased by $10.5 million to $22.6 million from $12.1 million for the fiscal year ended September 25, 1999. The increase is due to higher average outstanding short-term debt resulting principally from the Company's stock repurchase program and the businesses acquired. During the fiscal year ended September 30, 2000, the Company repurchased 2,890,900 shares of its stock for a total cost of approximately $21.7 million, primarily through the use of its revolving credit facility.

     Average short-term borrowings for the fiscal year ended September 30, 2000 were $159.2 million compared with $65.8 million for the fiscal year ended September 25, 1999. The average short-term interest rates for the fiscal years ended September 30, 2000 and September 25, 1999 were 9.0% and 7.5%, respectively.

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

     Historically, the Company's business has been highly seasonal and its working capital requirements and capital resources tracked closely to this seasonal pattern. During the first fiscal quarter accounts receivable reach their lowest level while inventory, accounts payable and short-term borrowings begin to increase. Since the Company's short-term credit line fluctuates based upon a specified asset borrowing base, this quarter is typically the period when the asset borrowing base is at its lowest and consequently the Company's ability to borrow is at its lowest. During the second fiscal quarter, receivables, accounts payable and short-term borrowings begin to increase, reflecting the build-up of inventory and related payables in anticipation of the peak selling season. During the third fiscal quarter, inventory levels remain relatively constant while accounts receivable peak and short-term borrowings start to decline as cash collections are received during the peak selling season. During the fourth fiscal quarter, inventory levels are at their lowest, and accounts receivable and payables are substantially reduced through conversion of receivables to cash. As a result of the termination of the Solaris agreement and the associated reduction in distribution sales as a percentage of overall sales, this seasonal pattern is expected to be less significant in the future.

     The Company's businesses service two broad markets: lawn and garden and pet supplies. The pet supplies businesses involve products that have a year round selling cycle with very little change quarter to quarter. As a result, it is not necessary to carry large quantities of inventory to meet peak demands. Additionally, this level sales cycle eliminates the need for manufacturers to give extended credit terms to either distributors or retailers. On the other hand, the Garden Products' businesses are highly seasonal with approximately 66% of their aggregate sales occurring during the fiscal second and third quarters. For many manufacturers of garden products this seasonality requires them to move large quantities of their product well ahead of the peak selling periods. To encourage distributors to carry large amounts of inventory, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.

     The Company generated cash from operating activities of $38.8 million during fiscal 2001, which declined from $40.1 million during fiscal 2000, primarily due to the decline in sales volume during the year. Net cash used in investing activities of $32.2 million resulted from acquisitions of new companies and the acquisition of office and warehouse equipment, including computer hardware and software. Net cash used in financing activities of $4.0 million consisted principally of net repayments of $9.8 million under the Company's lines of credit and payments of $12.8 million related to long-term debt, partially offset by $18.0 million in new long-term borrowings.

     The Company has a $200.0 million line of credit with Congress Financial Corporation (Western). The available amount under the line of credit fluctuates based upon a specific asset-borrowing base. The line of credit bears interest at a rate either equal to the prime rate or LIBOR plus 2% at the Company's option, and is secured by substantially all of the Company's assets. At September 29, 2001, the Company had $83.1 million of outstanding borrowings, and had $16.8 million of available borrowing capacity under this line. The Company's line of credit contains certain financial covenants such as minimum net worth and minimum working capital requirements. The line also requires the lender's prior written consent to any acquisition of a business. The Company's Pennington subsidiary also has a $85.0 million line of credit. At September 29, 2001, there were $31.6 million of outstanding borrowings and $53.4 million of available borrowing capacity under this line. Interest related to this line is based on a rate either equal to the prime rate or LIBOR plus .875% at the Company's option. The Company All-Glass Aquarium subsidiary also has a $10.0 million line of credit. As of September 29, 2001, there were $4.6 million of borrowings and $5.4 million of available borrowing capacity under this line. Interest related to this line is based on a rate equal to the prime rate less 0.5% (6% at September 29, 2001).

Excluding the potential impact of any adverse consequences associated with legal matters discussed below and in more detail in "Item 3. Legal Proceedings", the Company believes that cash flows from operating activities, funds available under its lines of credit, and arrangements with suppliers will be adequate to fund its presently anticipated working capital requirements for the foreseeable future. The Company anticipates that its capital expenditures will not exceed $15.0 million for the next 12 months.

     The Company is involved in a number of lawsuits, several of which could result in substantial monetary judgments. This litigation includes three significant cases between the Company and Scotts and Pharmacia which are currently set for trial on January 2002, March 2002 and July 2002, respectively. Depending on how and when these lawsuits are resolved, these lawsuits could result in substantial changes to the Company's liquidity position
- either favorable or unfavorable. The Company is currently exploring a number of possible ways to enhance its liquidity, including, among other things, additional debt financing by the Company or one or more of its subsidiaries and/or an equity offering.

     In November 1996, the Company issued $115 million of 6% subordinated convertible notes. The principal amount of the notes will become due on November 15, 2003, unless converted into common stock by the holders or redeemed by the Company prior to maturity.

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

Weather and Seasonality

     Historically, the Company's sales of lawn and garden products have been influenced by weather and climate conditions in the markets it serves. Additionally, the Company's business has historically been highly seasonal. In fiscal 2001, approximately 66% of Garden Products' sales occurred in the first six months of the calendar year. Substantially all of Garden Products' operating income is typically generated in this period which has historically offset the operating losses incurred during the first fiscal quarter of the year.

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

     You should carefully consider the risks described below. We have separated the risks into three groups:

     .    risks that relate to Central generally;

     .    risks that relate to Garden Products; and

     .    risks that relate to Pet Products.

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

     .    the effect of acquisitions;

     .    economic stability of retail customers; and

     . the extent of lost business from the termination of distribution relationships, such as with Scotts, and our ability to offset the loss of gross profit as a result of the terminations through expense reductions and other business growth.

     In addition, because our distribution businesses operate on relatively low margins, our operating results in any quarterly period could be affected significantly by slight variations in revenues or operating costs. For the same reason, our quarterly results also may be vulnerable to problems in areas such as collectibility of accounts receivable, inventory control and competitive price pressures. The market price of our common stock could be subject to significant fluctuations in response to these variations in quarterly operating results and other factors.

Because of intense competition, Central's distribution related sales generate low margins.

     The lawn and garden and pet supply distribution industries in which we operate are characterized by relatively low profit margins. As a result, Central's success is highly dependent upon effective cost and management controls and differentiating its services from those of its competitors. The wholesale lawn and garden and pet supply distribution businesses are highly competitive, with many companies competing principally on the basis of price and service. In addition to competition from other distributors, Central also competes with manufacturers and suppliers that elect to distribute certain of their products directly to retailers, including Central's major customers, and private label product suppliers. For example, beginning in fiscal 2000, Scotts began to distribute Ortho(R), Roundup(R) and Miracle-Gro(R) directly to certain retailers. Similarly, in 2001, Arch Pool Chemicals and Kal Kan Foods notified Central that they intend to terminate their distribution relationships with Central and distribute their products directly to retailers. There can be no assurance that Central will not encounter increased competition in the future or will not lose business from major manufacturers that elect to sell their products directly to retailers, either of which could adversely affect our operations and financial results.

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

     As of December 5, 2001, William E. Brown, our Chairman and Chief Executive Officer, controls approximately 47.9% of the voting power of our capital stock and, therefore, can effectively control all matters requiring stockholder approval, including the power to elect all of our directors. Holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast. Holders of common stock are entitled to one vote for each share owned. The holders of Class B stock have 49% of the combined voting power, subject to the aforementioned voting restrictions. Holders of Class B stock are likely to be able to elect all of our directors, control our management and policies and determine the outcome of any matter submitted to a vote of our stockholders except to the extent that a class vote of the common stock is required by applicable law. The disproportionate voting rights of the common stock and Class B stock could have an adverse effect on the market price of the common stock. Such disproportionate voting rights may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, a tender offer or a proxy contest, even if such actions were favored by our common stockholders. Accordingly, such disproportionate voting rights may deprive holders of common stock of an opportunity to sell their shares at a premium over prevailing market prices, since takeover bids frequently involve purchases of stock directly from stockholders at such a premium price.

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

     We are a party to certain legal proceedings including the litigation between us and Scotts and Pharmacia arising out of disputes regarding the termination of the Solaris Agreement and litigation arising from a fire which destroyed our Phoenix, Arizona facility. We are currently unable to determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of these proceedings. Regardless of the ultimate outcome of these proceedings, they could result in significant diversion of time by our management. The results of these proceedings, including any potential settlements, are uncertain and we cannot assure you that the outcome of these disputes will not adversely affect our operating results. Among the proceedings in which we are involved are three significant cases between us and Scotts and Pharmacia which are currently set for trial on January 2002, March 2002 and July 2002, respectively. Depending on how and when these lawsuits are resolved, these lawsuits could result in substantial changes to the Company's liquidity position
- either favorable or unfavorable. For more information on our pending litigation, please see "Item 3. Legal Proceedings."

                        Risks Relating to Garden Products

Adverse weather during the peak gardening season can hurt Garden Products' and our net sales.

     Because demand for lawn and garden products is significantly influenced by weather, particularly weekend weather during the peak gardening season, our results of operations could be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, water shortages or floods. During the last several years, our results of operations were negatively affected by severe weather conditions in some parts of the country. Additionally, our business is highly seasonal, with approximately 66% of Garden Products' sales in fiscal 2001 occurring during the second and third quarters of the fiscal year. Historically, substantially all of Garden Products' operating income is generated in this period.

An increase in market prices for seeds and grains used to produce bird seed and grass seed or a decrease in demand for bird seed or grass seed could have a negative impact on our operating income.

     Garden Products' financial results depend to a large extent on the cost of raw materials and the ability of Garden Products to pass along to its customers increases in these costs. In particular, our Pennington subsidiary is exposed to fluctuation in market prices for commodity seeds and grains, used to produce bird seed and grass seed. Historically, market prices for commodity seeds and grains have fluctuated in response to a number of factors, including changes in United States government farm support programs, changes in international agricultural and trading policies and weather conditions during the growing and harvesting seasons. For example, a significant rise in the white millet acquisition cost in late 2000 and 2001 had a negative impact on profitability of bird feed products in fiscal 2001, although we do not believe this will be a long-term problem. In the event of any increases in raw materials costs, Garden Products would be required to increase sales prices for its products in order to avoid margin deterioration. We cannot assure you as to the timing or extent of Garden Products' ability to implement future price adjustments in the event of increased raw material costs or as to whether any price increases implemented by Garden Products may affect the volumes of future shipments.

     In fiscal 2001, Garden Products was adversely affected by a worldwide oversupply of certain grass seeds brought on by a combination of weather issues, generally poor economic conditions in agriculture, and diseases, like hoof and mouth and mad cow, that reduce demand for seed. If the oversupply extends into fiscal 2002, our operating results would suffer.

     To protect against changes in market prices, we generally enter into purchase contracts for grains, bird seed and grass seed to cover up to approximately one-third of the purchase requirements for a selling season. Since we hedge only a portion of our purchase requirements, if market prices for grains increase, our cost of production would increase. In contrast, if market prices for grains decrease because of a lack of demand, we may end up purchasing grains and seeds pursuant to the purchase contracts at prices above market.

Garden Products depends on a few customers, including Wal*Mart, Lowes and Home Depot, for a significant portion of its net sales.

     Garden Products' largest customer is Wal*Mart, which accounted for approximately 31%, 36% and 32% of its net sales for fiscal 2001, fiscal 2000 and fiscal 1999, respectively. Garden Products' second largest customer is Home Depot, which accounted for approximately 11%, 7% and 12% of its net sales for fiscal 2001, fiscal 2000 and fiscal 1999, respectively. Sales to Lowe's accounted for approximately 9%, 7% and 8% of its net sales for fiscal 2001, fiscal 2000 and fiscal 1999, respectively. The market share of these three retailers in the lawn and garden industry has increased during the last several years.

     During fiscal 2000, Wal*Mart began to have certain products delivered to its internal distribution centers rather than directly to stores, which adversely affected our revenue from these products. Subsequent to the fiscal 2000 year end, Wal*Mart informed Central of a number of significant changes in its lawn and garden supplies purchasing programs and procedures for the coming year. These include Wal*Mart's decision to purchase certain lawn and garden supplies directly from a number of manufacturers whose lawn and garden supplies had previously been sold through Central; a change from "store door" deliveries of many of the lawn and garden supplies formerly delivered by Central to individual Wal*Mart stores to a new procedure whereby Central will ship these products to Wal*Mart distribution centers; and Wal*Mart's decision not to have Central personnel perform lawn and garden supplies merchandising functions inside Wal*Mart stores. As a result of these factors, and the closing of 13 distribution centers associated with the Garden Products restructuring, Garden Product's sales of lawn and garden supplies to Wal*Mart in 2001 declined significantly. The distribution facility closures coupled with the absence of our distributing Scotts products in 2001 has also adversely impacted other customer relationships.

     The loss of, or significant adverse change in, the relationship between us and Wal*Mart, Home Depot or Lowe's could cause our net sales and income from operations to decline. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major customer could reduce our income from operations.

Our net sales and operating income from distributing other company's garden products decreased significantly in fiscal 2001 due to the termination of our distribution relationship with Scotts and may continue to decrease in the future.

     From October 1, 1995 to September 30, 1999, we distributed Solaris product nationwide, pursuant to an exclusive distribution agreement. Sales of products purchased from Solaris, previously our largest supplier, accounted for approximately 37% of Garden Product's net sales and 27% of Central's net sales during fiscal 1999. In January 1999, Pharmacia sold its Solaris lawn and garden business exclusive of its Roundup(R) herbicide products for consumer use to Scotts and entered into a separate, long-term, exclusive agreement pursuant to which Pharmacia continues to make Roundup herbicide products for consumer use and Scotts markets the products. Beginning October 1, 1999, Scotts began to distribute Ortho(R) and Roundup(R) products through a system that involved a combination of distributors, of which we were the largest, as well as through direct sales by Scotts to certain major retailers. In addition, Scotts began to sell Miracle-Gro(R) directly to certain retailers.

     Effective September 30, 2000, Scotts discontinued its distribution relationship with Central. The affected products included Scotts(R), Ortho(R) and Miracle-Gro(R) products and consumer Roundup(R) products manufactured by Pharmacia Corporation (formerly known as Monsanto Company) for which Scotts acts as Pharmacia's exclusive sales agent. For Central's fiscal year ended September 30, 2000, the revenue attributable to the affected products was approximately $176 million. The gross profit associated with these sales in fiscal 2000 was estimated to be $27 million based on historical customer profitability. Due to the termination of the Scotts' distribution relationship, we took actions to downsize our lawn and garden distribution operations to reflect anticipated business levels for the fiscal year 2001. As a result, we recorded charges of $27.5 million in the fiscal year ending September 30, 2000. We cannot assure you that our lawn and garden distribution operations will be able to operate profitably at the reduced revenue levels forecasted for fiscal 2002. If our current downsizing efforts are not successful, we may be forced to record additional charges in fiscal 2002, which would decrease our operating results further.

     The sale of the Solaris business by Pharmacia, the expiration of the Solaris Agreement and termination of the Scotts distribution relationship subject our business to significant uncertainties. These include the resolution of all payments due between us and Pharmacia under the Solaris Agreement, such as the amounts receivable from Pharmacia for cost reimbursements and payments for cost reductions; the amounts payable to Pharmacia for inventory; and responsibility for obsolete inventory and for non-payment by Solaris' sub-agents. Scotts and Pharmacia have each initiated litigation against Central arising out of the prior distribution relationship. In addition, Central has filed suit against Scotts and Pharmacia seeking damages and injunctive relief as well as restitution for, among other things, breach of contract and violations of the antitrust laws by Scotts and Pharmacia. Because of the uncertainties inherent in complex litigation, it is not currently possible to make an assessment of the potential impact, losses or gains that may arise out of these cases individually or collectively. Central believes that, in the aggregate, the reconciliation of all accounts and claims with Pharmacia and Scotts, as described above in "Item 3. Legal Proceedings," will not result in additional charges to Central. Further, Central believes it has substantial counterclaims and rights of offset against both Scotts and Pharmacia, as well as meritorious defenses, and intends to vigorously contest both suits. However, there can be no assurance that the resolution of this litigation will not have a material adverse effect on its results of operations, financial position and/or cash flows.

The loss of the Arch Pool Chemicals' business may necessitate the closure of additional garden distribution centers.

     In 2001, Arch Pool Chemicals notified Garden Products that it will discontinue its distribution relationship with several of our Garden Product and deliver its product directly to retailers. For fiscal 2001, the revenue attributable to the affected products was approximately $50.5 million. The gross profit associated with these sales in fiscal 2001 was approximately $8.0 million. If we are unable to offset the loss of gross profit as a result of the termination through expense reductions and other business growth, our operating income would be adversely impacted and we may be required to close additional underutilized garden distribution centers.

                         Risks Relating to Pet Products

Pet Products depends on a few customers, including PETsMART and Petco, for a significant portion of its net sales.

     Pet Products' largest customer is PETsMART, which accounted for approximately 7%, 7% and 6% of Pet Products' net sales for fiscal 2001, fiscal 2000 and fiscal 1999, respectively. Pet Products' second largest customer is Petco, which accounted for approximately 6%, 8% and 5% of Pet Products' net sales for fiscal 2001, fiscal 2000 and 1999, respectively. The loss of, or significant adverse change in, the relationship between Pet Products and PETsMART or Petco could have a material adverse effect on Pet Products' business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or Pet Products' inability to collect accounts receivable from any major customer could have a material adverse impact on our business and financial results.

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

     Historically, a majority of our pet supply distribution sales have been made to independent pet retailers. In recent years, these independent pet retailers have experienced severe competition from and a loss of market share to national specialty pet retailers, like PETsMART and Petco, and mass merchants, like Wal*Mart, Kmart and Target. The future success of our pet supply distribution business will depend on our ability to offer competitive costs and value-added services to independent pet dealers and to increase sales to national specialty pet retailers and mass merchants. If independent pet retailers continue to lose market share to national specialty pet retailers and we are unable to expand our business with these pet retailers, Pet Product's net sales will decline and our operating income will suffer.

The loss of the Kal Kan dog food business may necessitate the closure of certain pet distribution centers.

     Central entered into a Master Services Agreement in May 2000 pursuant to which Kal Kan Foods, Inc. granted Central exclusive nationwide distribution rights for certain of its pet food products. Under the agreement, Central's duties included providing account servicing support to Kal Kan in its direct-sell program to PETsMART as well as the right to distribute the same products on a buy-sell basis to independent pet supply retailers throughout the United States, with certain exceptions. Effective November 2001, Kal Kan terminated its distribution relationship with Pet Products. The gross profit associated with these sales in fiscal 2001 was approximately $6.7 million. The loss of the Kal Kan business contributed to the decision to close two smaller pet branches during the first quarter of fiscal 2002 with a third facility closure planned for February 2002. If we are unable to offset the loss of gross profit as a result of the termination through expense reductions and other business growth, our operating income would be adversely impacted and we may be required to close additional underutilized pet distribution centers.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     Central is exposed to market risks, which include changes in U.S. interest rates and commodity prices and, to a lesser extent, foreign exchange rates. Central does not engage in financial transactions for trading or speculative purposes.

     Interest Rate Risk. The interest payable on Central's bank lines of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt had changed by 10% compared to actual rates, interest expense would have increased or decreased by approximately $1.4 million and $1.5 million for the years ended September 29, 2001 and September 30, 2000, respectively. In addition, Central has fixed income investments consisting of cash equivalents and short-term investments in marketable debt securities, which are also affected by changes in market interest rates. Central does not use derivative financial instruments in its investment portfolio.

     Commodity Prices. Central is exposed to fluctuation in market prices for grains and grass seed. To mitigate risk associated with increases in market prices and commodity availability, Central enters into contracts for grains, bird seed and grass seed purchases. Such contracts are primarily entered into to ensure commodity availability to the Company in the future. As of September 29, 2001, the Company had entered into fixed seed purchase commitments for fiscal 2002 totaling approximately $37.8 million. A 10% change in the market price for grain and grass seed would result in an additional pretax gain or loss of $3.8 million related to the contracts outstanding as of September 29, 2001. As of September 30, 2000, the Company had entered into fixed seed purchase commitments for fiscal 2001 totaling approximately $85.1 million. A 10% change in the market price for grain and grass seed would have resulted in an additional pretax gain or loss of $8.5 million related to the contracts outstanding as of September 30, 2000.

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

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Central Garden & Pet Company

Independent Auditors' Report .....................................................................   32

Consolidated Balance Sheets, September 29, 2001 and September 30, 2000 ...........................   33

Consolidated Statements of Income for Fiscal Years Ended September 29, 2001, September 30, 2000
and September 25, 1999 ...........................................................................   34

Consolidated Statements of Shareholders' Equity for Fiscal Years Ended September 29, 2001
September 30, 2000 and September 25, 1999 ........................................................   35

Consolidated Statements of Cash Flows for Fiscal Years Ended September 29, 2001,
September 30, 2000 and September 25, 1999 ........................................................   36

Notes to Consolidated Financial Statements for Fiscal Years Ended September 29, 2001,
September 30, 2000 and September 25, 1999 ........................................................   37

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Central Garden & Pet Company
Lafayette, California

     We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the "Company") as of September 29, 2001 and September 30, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended September 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Central Garden & Pet Company and subsidiaries as of September 29, 2001 and September 30, 2000, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended September 29, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP


December 7, 2001
San Francisco, California

                          CENTRAL GARDEN & PET COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                                     September 29,    September 30,
                                                                         2001             2000
                                                                     -------------    -------------
                                                                        (dollars in thousands)
                                ASSETS
Current assets:
    Cash and cash equivalents .....................................   $   8,292        $   5,685
    Accounts receivable, less allowance for doubtful
       accounts of $14,464 and $8,050 .............................     141,791          151,190
    Inventories ...................................................     217,902          242,617
    Prepaid expenses and other assets .............................      35,776           20,658
                                                                      ---------        ---------
         Total current assets .....................................     403,761          420,150
Land, buildings, improvements and equipment:
    Land ..........................................................       4,977            5,194
    Buildings and improvements ....................................      60,421           56,554
    Transportation equipment ......................................       5,753            6,138
    Machinery and warehouse equipment .............................      65,966           59,325
    Office furniture and equipment ................................      32,845           31,335
                                                                      ---------        ---------
         Total ....................................................     169,962          158,546
    Less accumulated depreciation and amortization ................      61,164           46,806
                                                                      ---------        ---------
         Land, buildings, improvements and
             equipment--net .......................................     108,798          111,740
Goodwill ..........................................................     371,987          382,294
Other assets ......................................................      32,080           33,234
                                                                      ---------        ---------
         Total ....................................................   $ 916,626        $ 947,418
                                                                      =========        =========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable .................................................   $ 119,423        $ 129,239
    Accounts payable ..............................................     127,884          121,705
    Accrued expenses ..............................................      38,412           42,801
    Current portion of long-term debt .............................       7,052            5,277
                                                                      ---------        ---------
         Total current liabilities ................................     292,771          299,022
Long-term debt ....................................................     151,623          148,242
Deferred income taxes and other long-term obligations .............      16,917           36,207
Commitments and contingencies .....................................        --               --
Shareholders' equity:
    Class B stock .................................................          16               16
    Common stock ..................................................         305              304
    Additional paid-in capital ....................................     526,410          525,793
    Retained earnings .............................................      73,411           82,661
    Treasury stock ................................................    (144,827)        (144,827)
                                                                      ---------        ---------
         Total shareholders' equity ...............................     455,315          463,947
                                                                      ---------        ---------
         Total ....................................................   $ 916,626        $ 947,418
                                                                      =========        =========


                 See notes to consolidated financial statements.

                          CENTRAL GARDEN & PET COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                               Fiscal Year Ended
                                              -----------------------------------------------------
                                              September 29,       September 30,       September 25,
                                                  2001               2000                1999
                                              -------------       -------------       -------------
                                                    (in thousands, except per share amounts)
Net sales ..................................   $ 1,122,999         $1,350,878          $1,531,615
Cost of goods sold and occupancy ...........       784,282          1,010,106           1,187,722
                                               -----------         ----------          ----------
    Gross profit ...........................       338,717            340,772             343,893
Selling, general and administrative
    expenses ...............................       328,226            298,839             286,471
Other charges ..............................            --             27,156               2,708
                                               -----------         ----------          ----------
    Income from operations .................        10,491             14,777              54,714
Interest expense ...........................       (23,247)           (23,140)            (12,680)
Interest income ............................           164                589                 593
Other income ...............................         1,631              1,176               1,106
                                               -----------         ----------          ----------
    Income (loss) before income taxes ......       (10,961)            (6,598)             43,733
Income taxes ...............................        (1,711)             5,215              19,243
                                               -----------         ----------          ----------
Net income (loss) ..........................   $    (9,250)        $  (11,813)         $   24,490
                                               ===========         ==========          ==========
Net income (loss) per common share:

    Basic ..................................   $     (0.50)        $    (0.63)         $     0.90
                                               ===========         ==========          ==========
    Diluted ................................   $     (0.50)        $    (0.63)         $     0.89
                                               ===========         ==========          ==========
Weighted average shares outstanding:

    Basic ..................................        18,402             18,786              27,328
                                               ===========         ==========          ==========
  Diluted ..................................        18,402             18,786              27,437
                                               ===========         ==========          ==========


                 See notes to consolidated financial statements.

                          CENTRAL GARDEN & PET COMPANY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                                   Restricted
                                           Class B Stock           Common Stock          Additional                  Stock
                                       -------------------     ----------------------     Paid-in       Retained    Deferred
                                       Shares       Amount      Shares         Amount     Capital       Earnings  Compensation
                                       ------       ------      ------         ------    -----------    --------  ------------
                                                                                         (in thousands, except share amounts)
Balance, September 26, 1998 ......      1,661,762    $16        29,718,530      $298      $519,933       $69,984      $(39)
Amortization, restricted stock
  deferred compensation ..........                                                                                      39
Tax benefit from exercise of
  stock options ..................                                                             120
Conversion of Class B stock
  into common stock ..............           (843)                     843
Issuance of common stock .........                                 463,992         4         4,005
Treasury stock purchases .........
Net income .......................                                                                        24,490
                                        ---------    ---        ----------      ----      --------       -------      ----
Balance, September 25, 1999 ......      1,660,919     16        30,183,365       302       524,058        94,474        --
Tax benefit from exercise of
 stock options ...................                                                              14
Conversion of Class B stock
  into common stock ..............         (3,157)    --             3,157        --
Issuance of common stock .........                                 230,899         2         1,721
Treasury stock purchases..........
Net income (loss) ................                                                                       (11,813)
                                        ---------    ---        ----------      ----      --------       -------      ----
Balance, September 30, 2000 ......      1,657,762     16        30,417,421       304       525,793        82,661        --
Tax benefit from exercise of
 stock options ...................                                                              95
Conversion of Class B stock
  into common stock ..............         (2,300)    --             2,300        --
Issuance of common stock .........                                 112,752         1           522
Net income (loss) ................                                                                        (9,250)
                                        ---------    ---        ----------      ----      --------       -------      ----
Balance, September 29, 2001 ......      1,655,462    $16        30,532,473      $305      $526,410       $73,411      $ --
                                        =========    ===        ==========      ====      ========       =======      ====


                                               Treasury Stock
                                           ---------------------
                                           Shares         Amount        Total
                                           ------         ------        -----

Balance, September 26, 1998 ......          (72,000)   $  (1,418)     $ 588,774

Amortization, restricted stock
  deferred compensation ..........                                           39
Tax benefit from exercise of
  stock options ..................                                          120
Conversion of Class B stock
  into common stock ..............                                           --
Issuance of common stock .........                                        4,009
Treasury stock purchases .........      (10,779,350)    (121,705)      (121,705)
Net income .......................                                       24,490
                                        -----------    ---------      ---------
Balance, September 25, 1999 ......      (10,851,350)    (123,123)       495,727
Tax benefit from exercise of
 stock options ...................                                           14
Conversion of Class B stock
  into common stock ..............                                           --
Issuance of common stock .........                                        1,723
Treasury stock purchases .........       (2,890,900)     (21,704)       (21,704)
Net income (loss) ................                                      (11,813)
                                        -----------    ---------      ---------
Balance, September 30, 2000 ......      (13,742,250)    (144,827)       463,947
Tax benefit from exercise of
 stock options ...................                                           95
Conversion of Class B stock
  into common stock ..............                                           --
Issuance of common stock .........                                          523
Net income (loss) ................                                       (9,250)
                                        -----------    ---------      ---------
Balance, September 29, 2001 ......      (13,742,250)   $(144,827)     $ 455,315
                                        ===========    =========      =========

                 See notes to consolidated financial statements.

                          CENTRAL GARDEN & PET COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Fiscal Year Ended
                                                                                  -------------------------------------------
                                                                                  September 29,  September 30,  September 25,
                                                                                       2001          2000           1999
                                                                                  -------------  -------------  -------------
                                                                                                (in thousands)
Cash flows from operating activities:
   Net income (loss) ............................................................   $  (9,250)     $ (11,813)     $  24,490
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation and amortization ..............................................      28,362         26,035         20,492
     Goodwill impairment charge .................................................          --         15,739             --
     Deferred income taxes ......................................................       8,787         (6,338)        (1,104)
     Loss on sale of land, building and improvements ............................         312            883            118
     Changes in assets and liabilities:
        Receivables .............................................................      13,099          6,712         (5,882)
        Inventories .............................................................      29,015         12,519        (20,001)
        Prepaid expenses and other assets .......................................     (19,106)        (6,265)        16,008
        Accounts payable ........................................................       4,900          4,024         33,896
        Accrued expenses ........................................................       5,606            965         (6,364)
        Other long-term obligations .............................................     (22,911)        (2,385)         1,960
                                                                                    ---------      ---------      ---------
          Net cash provided by operating activities .............................      38,814         40,076         63,613
                                                                                    ---------      ---------      ---------
Cash flows from investing activities:
   Additions to land, buildings, improvements and equipment .....................     (13,888)       (16,663)       (18,640)
   Payments to acquire companies, net of cash acquired ..........................     (18,277)       (34,406)       (14,091)
                                                                                    ---------      ---------      ---------
          Net cash used by investing activities .................................     (32,165)       (51,069)       (32,731)
                                                                                    ---------      ---------      ---------
Cash flows from financing activities:
   Borrowings (repayments) under lines of credit, net ...........................      (9,816)        29,869         87,398
   Payments on long-term debt ...................................................     (12,844)        (1,237)        (1,366)
   Proceeds from issuance of long-term debt .....................................      18,000             --             --
   Payments to reacquire stock ..................................................          --        (21,704)      (121,705)
   Proceeds from issuance of stock ..............................................         618          1,733          2,480
                                                                                    ---------      ---------      ---------
          Net cash provided (used) by financing activities ......................      (4,042)         8,661        (33,193)
                                                                                    ---------      ---------      ---------
Net increase (decrease) in cash .................................................       2,607         (2,332)        (2,311)
Cash at beginning of year .......................................................       5,685          8,017         10,328
                                                                                    ---------      ---------      ---------
Cash at end of year .............................................................   $   8,292      $   5,685      $   8,017
                                                                                    =========      =========      =========
Supplemental information:
   Cash paid for interest .......................................................   $  21,626      $  22,822      $  11,275
   Cash paid for income taxes ...................................................       5,402         12,509         10,678
   Assets (excluding cash) acquired through purchase of subsidiaries ............       8,282         43,225          4,907
   Liabilities assumed through purchase of subsidiaries .........................           5         38,288          2,756
   Inventory returned to manufacturer ...........................................          --         75,887             --


                 See notes to consolidated financial statements.

                          CENTRAL GARDEN & PET COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Fiscal Years Ended September 29, 2001,
                    September 30, 2000 and September 25, 1999

1. Organization and Significant Accounting Policies

     Organization -- Central Garden & Pet Company, a Delaware corporation, and subsidiaries (the "Company" or "Central"), is a national manufacturer, supplier and merchandiser of lawn and garden and pet supply products. The Company offers an array of proprietary branded lawn and garden and pet supply products.

     Basis of Consolidation and Presentation -- The consolidated financial statements include the accounts of the Company. The Company's shares of the earnings of its minority interest in equity-method investees has been recorded under the caption "Other income." All significant intercompany balances and transactions have been eliminated.

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

     Revenue Recognition -- Sales are recorded, net of estimated returns, discounts and volume-based rebate incentives, when merchandise is shipped, title passes to the customer and the Company has no further obligations to provide services related to such merchandise. The Company's current practice on product returns generally is to accept and credit the return of unopened cases of products from customers where the quantity is small, where the product has been misshipped or the product is defective. Sales also include amounts billed directly to customers related to shipping and handling.

     Cost of goods sold and occupancy consist of costs to acquire or manufacture inventory, certain indirect purchasing, merchandise handling and storage costs, as well as allocations of certain facility costs, including rent, payroll, property taxes, security, utilities, insurance and maintenance.

     Advertising Costs -- The Company expenses the costs of advertising as incurred. Advertising expenses were $14.9 million, $16.7 million and $14.6 million in fiscal 2001, 2000 and 1999, respectively.

     Income Taxes are accounted for under the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Deferred income taxes result primarily from bad debt allowances, inventory write-downs, depreciation and nondeductible reserves.

     Cash and cash equivalents include all highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition.

     Inventories, which primarily consist of garden products and pet supplies finished goods are stated at the lower of FIFO cost or market. Cost includes certain indirect purchasing, merchandise handling and storage costs including certain salary and data processing costs incurred to acquire or manufacture inventory, costs to unload, process and put away shipments received in order to prepare them to be picked for orders, and certain overhead costs. The amounts of such costs capitalized to inventory are computed based on an estimate of costs related to the procurement and processing of inventory to prepare it for sale compared to total product purchases.

     Long-lived assets -- The Company reviews its long-lived assets for potential impairment based on a review of projected undiscounted cash flows associated with these assets. Long-lived assets are included in impairment

                          CENTRAL GARDEN & PET COMPANY
evaluations when events and circumstances exist that indicate the carrying amount of those assets may not be recoverable. Measurement of impairment losses for long-lived assets that the Company expects to hold and use is based on the estimated fair value of the assets.

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

     Goodwill is amortized using the straight-line method over periods ranging from 20 to 40 years. Accumulated amortization totaled $43.9 million and $32.1 million at September 29, 2001 and September 30, 2000, respectively. The carrying amounts of intangible assets and goodwill are reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that the carrying amounts of intangible assets and goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amounts of the intangible assets and goodwill are reduced by the estimated shortfall of cash flows. In addition, intangible assets and goodwill associated with assets acquired in a purchase business combination are included in impairment evaluations when events and circumstances exist that indicate the carrying amount of those assets may not be recoverable.

     Fair Value of Financial Instruments -- At September 29, 2001 and September 30, 2000, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and non convertible debt approximates its fair value. The fair value of the Company's convertible subordinated notes was $97.2 million and $67.8 million at September 29, 2001 and September 30, 2000, respectively, which was determined by comparison to quoted market prices.

     Derivative Financial Instruments -- The Company generally does not enter into derivative financial instruments. Prior to October 1, 2002, at which time the Company adopted SFAS 133 (see below), subsidiaries of the Company had entered into interest rate swap agreements to hedge certain interest rate risks which were accounted for using the settlement basis of accounting. Premiums paid on such interest rate swap agreements were deferred and amortized to interest expense over the life of the underlying hedged instrument, or immediately if the underlying hedged instrument was settled. As interest rates change, the differential between the interest rate received and the interest rate paid under the interest rate swap arrangements was reflected in interest expense quarterly. As of October 1, 2000, the Company has accounted for any remaining interest rate swap agreements in accordance with the provisions of SFAS 133, as amended.

     Purchase commitments -- Seed production and purchase agreements obligate the Company to make future purchases based on estimated yields. These contracts vary in their terms, a portion of which have fixed prices or quantities. At September 29, 2001, estimated annual seed purchase commitments were $37.8 million for fiscal 2002, $25.7 million for fiscal 2003 and $15.1 million for fiscal 2004.

     Comprehensive income -- SFAS No. 130 requires an enterprise report, by major components and as a single total, the change in its net assets, during the period from non-owner sources. The Company does not have any items of Other Comprehensive Income, as defined by SFAS No. 130, and thus Net Income is equal to Comprehensive Income.

     Reclassifications -- Certain 1999 and 2000 balances have been reclassified to conform with the 2001 presentation, including $2.9 million and $4.3 million for fiscal 1999 and 2000, respectively, related to volume-based rebate incentives offset by certain shipping and handling billings.

     New Accounting Pronouncements -- SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and amended by SFAS Nos. 137 and 138, issued in June 2000. The standard

                          CENTRAL GARDEN & PET COMPANY
establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under the standard, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted the standard effective October 1, 2000. The adoption of SFAS No. 133, as amended by SFAS Nos. 137 and 138, did not have a material impact on the financial position or results of operations of the Company because the Company, with the exception of minimal interest rate swaps, did not have derivative instruments which require valuation in the financial statements.

     In June 2001, the Financial Accounting Standards Board (FASB) issued
SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company intends to early adopt SFAS No. 142 for its fiscal year beginning September 30, 2001. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill with a net carrying value of $372.0 million at September 29, 2001 and annual amortization of $11.6 million that resulted from business combinations initiated prior to the adoption of SFAS No. 141. The Company will evaluate such goodwill under the SFAS No. 142 transitional impairment test and has not yet determined whether or not there is an impairment loss. Any transitional impairment loss will be recognized as a change in accounting principle.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and in October 2001 issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." These Statements will be effective for the Company's fiscal year 2003. The Company has not determined the impact, if any, that these Statements will have on its consolidated financial statements.

2.  Other Charges

     Activity in fiscal 2001, 2000 and 1999 related to other charges was as follows (in millions):


                                                                           Cash                 Non Cash
                                                                  -----------------------     -------------
                                                                                                  Asset
                                                                                 Exit           Carrying
                                                                                Related           Value
                                                                  Severance    and Other       Adjustments   Total
                                                                  ----------  -----------     ------------- -------

Reserve balance September 26, 1998 ..............................   $  0.0      $  0.9          $  0.0      $  0.9
Fiscal 1999 other charges .......................................      0.6         0.4             1.7         2.7
Severance paid ..................................................     (0.2)                                   (0.2)
Costs paid ......................................................                 (0.3)                       (0.3)
Assets carrying value adjustments ...............................                                 (1.7)       (1.7)
                                                                    ------      ------          ------      ------
Reserve balance September 25, 1999 ..............................      0.4         1.0             0.0         1.4
Fiscal 2000 other charges .......................................      1.1         8.2            17.9        27.2
Severance paid ..................................................     (1.1)                                   (1.1)
Costs paid ......................................................                 (0.1)                       (0.1)
Assets carrying value adjustments ...............................                                (17.9)      (17.9)
                                                                    ------      ------          ------      ------
Reserve balance September 30, 2000 ..............................      0.4         9.1             0.0         9.5
Severance paid ..................................................     (0.4)                                   (0.4)
Costs paid ......................................................                 (8.8)                       (8.8)
                                                                    ------      ------          ------      ------
Reserve balance September 29, 2001 ..............................   $  0.0      $  0.3          $  0.0      $  0.3
                                                                    ======      ======          ======      ======

                          CENTRAL GARDEN & PET COMPANY

     The remaining balances for severance and exit-related and other costs are included in "Accounts payable" and "Accrued expenses" as of September 30, 2000 and September 25, 1999 and in "Accrued expenses" for exit-related and other costs as of September 29, 2001.

     Fiscal 2000

     In September 2000, the Company recorded $27.5 million of charges resulting from workforce reductions, employee benefit obligations, facility closures, and asset impairments that were necessary due to the termination of the Company's distribution arrangement with Scotts and other anticipated sales decreases in the Garden Products business. These charges were offset by the reversal of $0.3 million of certain exit-related costs recorded in connection with the fiscal 1998 restructuring plan for which the Company was no longer obligated.

     As a result of the fiscal 2000 and anticipated future distribution related sales decreases in the Garden Products segment, the Company initiated a plan to close 13 distribution centers and reduce its workforce which was completed in fiscal 2001. In connection with this plan, the Company recorded a severance charge of $1.1 million associated with the termination of 309 employees, primarily in the sales force and distribution centers. Severance of $0.7 million was paid to 196 employees terminated during fiscal 2000, with the balance paid to employees who were terminated in fiscal 2001. In connection with the facilities closures, $3.6 million was accrued for estimated lease costs, and $0.2 million for estimated property tax and facilities maintenance costs, that the Company is obligated to pay for periods subsequent to closure. The Company completed the facility closures in fiscal 2001. The Company also recorded an $0.8 million impairment charge to reduce certain facility assets to their estimated fair value based on an independent appraisal, and an $0.8 million provision for estimated uncollectible receivables from customers of the closed facilities.

     In addition, as a direct result of the termination of the distribution relationship with Scotts, the Company recorded a charge of $4.7 million as the Company became obligated to make cash payments which were guaranteed to certain employees in the event of such termination. These payments were made during fiscal 2001.

     As a result of the events described above, management reevaluated the recoverability of the intangible assets in the Garden Products segment. Based on an evaluation of estimated future cash flows associated with affected facilities, the Company determined that goodwill and certain trademarks were impaired, and accordingly recorded charges of $15.7 million and $0.6 million, respectively, to reduce those assets to estimated fair values.

     As of September 29, 2001, remaining reserve balances related to "Other Charges" recorded in fiscal 2000 represent amounts to be paid in fiscal 2002 for facility exit-related obligations. As of September 30, 2000, reserve balances totaling $9.5 million were included in the Consolidated Balance Sheet within the category "accounts payable" and "accrued expenses", comprised of $0.2 million associated with "Other Charges" recorded in the year ended September 26, 1998; $0.4 million associated with "Other Charges" recorded in the year ended September 25, 1999; and $8.9 million associated with "Other Charges" recorded in the year ended September 30, 2000. With respect to each of these amounts: (1) the reserve balance of $0.2 million associated with the fiscal 1998 charges was the net result of severance payments of $1.0 million made to 168 terminated employees, all of which was paid in 1998, exit-related and other costs totaling $3.9 million (principally lease payments), of which $3.2 million was paid in 1998, $0.3 million was paid in 1999 and $0.1 million paid in 2000, and $0.3 million of reserves which were reversed in fiscal 2000 that were no longer required related to costs associated with these exit activities. The remainder of the costs associated with this reserve were incurred in the first quarter of 2001; (2) the reserve balance of $0.4 million associated with the fiscal 1999 charges was the net result of severance payments of $0.6 million made to 113 terminated employees. Of the $0.6 million of severance, $0.2 million was paid in 1999 and $0.4 million was paid in 2000. The remaining exit costs associated with this plan were incurred during fiscal 2001; and (3) the reserve balance of $8.9 million associated with the fiscal 2000 charges associated with severance payments of $0.4 million made in fiscal 2001 and the exit-related costs of $8.5 million, of which $8.2 million were paid during fiscal year 2001.

                          CENTRAL GARDEN & PET COMPANY

     Fiscal 1999

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

     The Company initiated a plan for closure of three distribution centers as well as a workforce reduction which was expected to be completed by the end of the second quarter of fiscal 2000. Also included in the $2.7 million charge is $1.6 million related to such closures and workforce reductions in the former distribution segment. As part of this plan, the Company recorded a severance charge of $0.6 million for workforce reductions. The severance charge relates to the termination of 113 employees, primarily in the sales force and distribution centers and associated back-office functions. Severance for 51 employees was paid during fiscal 1999. Also related to such closures, a charge of $0.4 million was recorded for other exit-related costs, consisting primarily of lease costs, property and other facility costs required to be paid subsequent to the termination of operations. In addition, $0.3 million was required to write off the carrying value of certain facility assets which will no longer be used and are expected to be disposed of during the first half of fiscal 2000. $0.9 million of the $1.6 million of other charges related to these closures and workforce reductions recorded in September 1999 is included in accrued expenses as of September 25, 1999. These costs were paid primarily in fiscal 2000, with certain lease obligations paid in fiscal 2001.

     The Company initiated a plan to dispose of a building and certain facility assets in the Garden Products segment which have not operated at the level of profitability required by the Company. Also included in the $2.7 million charge is $1.2 million required to reduce the $3.0 million carrying value of the building which was being held for disposal during fiscal 2001 to its estimated net realizable value in accordance with SFAS No. 121. The charge was based on the comparison of the net carrying cost of this facility and assets compared with current market values, less costs to sell. The operations of this facility are included in the Company's operations for fiscal 2001, and resulted in a pretax loss of approximately $0.2 million.

3.  Acquisitions

     Fiscal 2001

     In October 2000, the Company's Pennington subsidiary acquired the Rebel and Lofts lines of grass seed ("Lofts and Rebel") from KRB Seed Company, LLC ("KRB"), for approximately $8 million in cash. Lofts and Rebel represented a portion of a business which KRB acquired out of bankruptcy. The purchase price approximated the fair market value of the tangible assets acquired. The Company also signed perpetual licensing agreements under which the Company will make royalty payments to KRB over the term of the licensing agreements. The acquisition was accounted for under the purchase method. Royalty payments will be recorded as expense as they are incurred. The results of operations associated with this acquisition have been included in the Company's results of operations since October 2000. Sales of approximately $16 million attributable to Lofts and Rebel were included in net sales for fiscal 2001. Operating information prior to acquisition by the Company is not available and, accordingly, has not been reflected in the following unaudited pro forma results of operations for fiscal 2000.

                          CENTRAL GARDEN & PET COMPANY

     Fiscal 2000

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

     In March 2000, Central's Norcal Pottery Products, Inc. subsidiary ("Norcal") acquired White's Pottery, L.P., an importer and distributor of terra cotta pottery products for approximately $2 million. The purchase price exceeded the fair market value of net assets acquired by approximately $1 million, which was recorded as goodwill and is being amortized on a straight line basis over 20 years.

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

     In January 2000, Central's Pennington subsidiary acquired an equity stake in Cedar Works, a manufacturer of bird feeders for approximately $6 million. The purchase price exceeded the fair market value of net assets acquired by approximately $4 million, which was recorded as goodwill and is being amortized on a straight line basis over 40 years.

     Fiscal 1999

     In January 1999, the Company acquired Norcal Pottery Products, Inc., an importer and distributor of lawn and garden pottery products. Under the terms of the agreement, the Company paid approximately $14 million in cash and 115,634 shares of common stock at a value of approximately $2 million. The purchase price exceeded the fair market value of net assets acquired by approximately $14 million, which was recorded as goodwill and is being amortized on a straight-line basis over 40 years.

     The fiscal 2001, 2000 and 1999 acquisitions have been accounted for under the purchase method and have been included in the Company's consolidated statements of income from date of acquisition. The value of stock issued in relation to the above acquisitions has been determined by using the average daily closing market price of the Company's stock prior to the closing of such acquisitions as required under the acquisition agreements.

                          CENTRAL GARDEN & PET COMPANY

     Unaudited Pro Forma Results of Operations -- The following table summarizes on a pro forma basis the combined results of operations of the Company and its subsidiaries for fiscal year 2000 as if the fiscal year 2000 acquisitions were made on September 26, 1999. The pro forma results of operations also reflect pro forma adjustments for the amortization of goodwill and additional interest expense which would have been incurred. Although this pro forma combined information includes the results of operations of the acquisitions, it does not necessarily reflect the results of operations that would have occurred had the acquisitions been managed by the Company prior to their acquisition.

(unaudited) (in thousands, except per share amounts)          Fiscal Year Ended
                                                                 September 30,
                                                                     2000
                                                                 -----------
Net sales ....................................................   $ 1,420,637
Gross profit .................................................       359,688
Income from operations .......................................        22,878
Income before taxes ..........................................        (2,266)
Net income ...................................................        (9,213)

Net income per share:
    Basic ....................................................         (0.49)
    Diluted ..................................................         (0.49)

Weighted average common shares outstanding:

    Basic ....................................................        18,786
    Diluted ..................................................        18,786


4. Concentration of Credit Risk and Significant Customers and Suppliers

     Customer Concentration -- Approximately 46%, 48% and 49% of the Company's net sales for fiscal years 2001, 2000 and 1999, respectively, were derived from sales to the Company's top ten customers. The Company's largest customer accounted for approximately 21%, 25% and 24% of the Company's net sales for fiscal years 2001, 2000 and 1999, respectively. The Company's second largest customer accounted for approximately 7%, 5% and 9% of the Company's net sales for fiscal years 2001, 2000 and 1999, respectively. The Company's third largest customer accounted for approximately 6%, 5% and 6% of the Company's net sales for fiscal years 2001, 2000 and 1999. The loss of, or significant adverse change in, the relationship between the Company and these three customers could have a material adverse effect on the Company's business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company's inability to collect accounts receivable from any major customer could have a material adverse impact on the Company's business and financial results. As of September 29, 2001 and September 30, 2000, accounts receivable from the Company's top ten customers comprised 47% and 31%, respectively, of the Company's total accounts receivable, including 15% and 10% from the Company's largest customer.

     Supplier Concentration -- While the Company purchases products from over 1,000 different manufacturers and suppliers, approximately 15%, 19% and 40% of the Company's net sales in fiscal years 2001, 2000 and 1999, respectively, were derived from products purchased from the Company's five largest suppliers. The Company believes that approximately 27% of the Company's net sales during fiscal year 1999 were derived from sales of products purchased from Solaris. As discussed in Note 7, the Solaris Agreement expired on September 30, 1999. The Company believes that approximately 14% of the Company's net sales during fiscal year 2000 were derived from sales of products purchased from Scotts. Scotts discontinued its distribution relationship with the Company as of September 30, 2000.

                          CENTRAL GARDEN & PET COMPANY

5. Notes Payable

     The Company has a line of credit providing for aggregate borrowings of up to $200 million which expires on July 12, 2002. The available amount under the line of credit fluctuates based upon a specific asset-borrowing base. At September 29, 2001 and September 30, 2000, balances of $83.1 million and $114.5 million, respectively, were outstanding under this agreement, bearing interest at a rate based on the prime rate (7.1% at September 29, 2001 and 9.5% at September 30, 2000) or LIBOR plus 2% at the Company's option. Available borrowing capacity at September 29, 2001 and September 30, 2000 was $16.8 million and $5.1 million, respectively. This line is secured by substantially all of the Company's assets, and contains certain financial covenants requiring maintenance of minimum levels of net worth and working capital, places a ceiling on the Company's treasury stock purchases and does not allow the Company to pay dividends. The line also requires the lender's prior written consent to any acquisition of a business.

     The Company also has available through its Pennington subsidiary an $85 million line of credit as of September 29, 2001, which increased from $60 million in fiscal 2000, and expires on September 30, 2003. As of September 29, 2001 and September 30, 2000, the Company had $31.6 million and $10 million, respectively, of borrowings under this line of credit facility. Available borrowing capacity at September 29, 2001 and September 30, 2000 was $53.4 million and $50.0 million, respectively. Interest related to this line is based on a rate either equal to the prime rate or LIBOR plus .875%, at the Company's option. The line of credit contains certain restrictive financial covenants.

     The Company also has available through its All-Glass Aquarium subsidiary a $10 million line of credit, which expires on September 30, 2005. As of September 29, 2001, the Company had $4.6 million of borrowings under this line of credit facility. Available borrowing capacity at September 29, 2001 was $5.4 million. Interest related to this line is based on a rate equal to the prime rate less
 .5%. The line of credit is secured by a General Business Security Agreement and contains certain restrictive financial covenants.

                          CENTRAL GARDEN & PET COMPANY

6. Long-Term Debt

     Long-term debt consists of the following:

                                                                                         September 29,    September 30,
                                                                                             2001             2000
                                                                                         -------------    -------------
                                                                                                 (in thousands)
Convertible subordinated notes, interest at 6% payable semi-annually, principal due 2003; convertible at the option of the holder into shares of common stock of the Company, at any time prior to redemption or maturity, at a conversion price of $28.00 per share (equal to a conversion rate of 35.7143
     shares per $1,000 principal amount of notes) ......................................   $115,000         $115,000
Promissory note, interest at 7% with annual principal and interest payments of
     $5,550,289 through 2004 ...........................................................     14,566           18,800
Note payable to bank, interest at floating rates; payable in monthly principal payments of $60,000 plus interest with unpaid balance due
     September 30, 2005 ................................................................     13,775               --
Industrial development revenue bonds due in semi-annual sinking fund
     Installments beginning 2003; bearing interest at floating rates, secured
     by letter of credit collateralized by Plant and equipment .........................      4,390            4,390
Note payable to bank, interest at floating rates; payable in monthly principal payments of $58,000 plus interest with unpaid balance due
     September 30, 2005 ................................................................      2,800               --
Industrial development revenue bonds due in annual sinking fund installments of $305,000 to $310,000 through July 2010, bearing interest at floating
     rates, secured by an unconditional letter of credit ...............................      2,780            3,085
Mortgage note payable, interest at floating rates; payable in monthly
     principal and interest installments of $60,000 with unpaid balance due 2004........         --            2,610
Note payable to bank, interest at floating rates; payable in monthly principal
     installments of $100,000 plus interest with unpaid balance due 2002 ...............         --            2,000
Mortgage note payable to bank, interest based on a formula (4.1% at September
     29, 2001), principal and interest due in monthly installments through
     March 2012 ........................................................................      1,520            1,615
Industrial development revenue bonds due in annual sinking fund installments of $300,000 through December 2005, bearing interest at floating rates,
     secured by an unconditional letter of credit ......................................      1,500            1,830
Mortgage note payable to bank, interest at floating rates; payable in monthly
     principal and interest installments of $6,250 with unpaid balance due 2004 ........         --            1,431
Industrial development revenue bonds due in annual sinking fund installments ranging from $130,000 to $195,000 through July 2005, bearing interest at
     floating rates, secured by an unconditional letter of credit ......................        715              910
Mortgage note payable to bank, interest based on a formula (4.1% at September
     29, 2001), principal and interest due in monthly installments through
     December 2019 .....................................................................        969              994
Industrial development revenue bonds due in quarterly sinking fund installments of $30,000, with a final principal installment of $90,000 due
     March 2004, bearing interest at floating rates, secured by an
     unconditional letter of credit ....................................................        350              480
Other notes payable ....................................................................        310              374
                                                                                           --------         --------
     Total .............................................................................    158,675          153,519
Less current portion of long-term debt .................................................      7,052            5,277
                                                                                           --------         --------
          Total ........................................................................   $151,623         $148,242
                                                                                           ========         ========

                          CENTRAL GARDEN & PET COMPANY

     Principal repayments on long-term debt are scheduled as follows:

                                                           (in thousands)
Fiscal year:
   2002..................................................    $    7,052
   2003..................................................         7,519
   2004..................................................       122,954
   2005..................................................        13,514
   2006..................................................         1,071
   Thereafter............................................         6,565
                                                             ----------
          Total..........................................    $  158,675
                                                             ==========

7. Commitments and Contingencies

     The Company has operating lease agreements principally for office and warehouse facilities and equipment. Such leases have remaining terms, inclusive of renewal options, of 1 to 8 years. Rental expense was $19,933,000, $23,433,000 and $20,477,000 for fiscal years 2001, 2000 and 1999, respectively.

     Certain facility leases have renewal options and provide for additional rent based upon increases in the Consumer Price Index.

     Aggregate minimum annual payments on non-cancelable operating leases at September 29, 2001 are as follows:

                                                          (in thousands)
Fiscal year:
   2002.................................................    $   17,503
   2003.................................................        11,653
   2004.................................................         9,295
   2005.................................................         6,849
   2006.................................................         3,435
   Thereafter...........................................         1,694
                                                            ----------
          Total.........................................    $   50,429
                                                            ==========

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

                          CENTRAL GARDEN & PET COMPANY

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

     Due to the termination of the Scotts' distribution relationship, the Company took actions to downsize its lawn and garden distribution operations to reflect anticipated business levels for the fiscal year 2001. As a result, the Company recorded charges of $27.5 million in the fiscal year ending September 30, 2000. See Note 2, "Other Charges."

     The sale of the Solaris business by Pharmacia, the expiration of the Solaris Agreement and termination of the Scotts distribution relationship subject our business to significant uncertainties. These include the resolution of all payments due between us and Pharmacia under the Solaris Agreement, such as the amounts receivable from Pharmacia for cost reimbursements and payments for cost reductions; the amounts payable to Pharmacia for inventory; and responsibility for obsolete inventory and for non-payment by Solaris' sub-agents. Scotts and Pharmacia have each initiated litigation against Central arising out of the prior distribution relationship. In addition, Central has filed suit against Scotts and Pharmacia seeking damages and injunctive relief as well as restitution for, among other things, breach of contract and violations of the antitrust laws by Scotts and Pharmacia. Because of the uncertainties inherent in complex litigation, it is not currently possible to make an assessment of the potential impact, losses or gains that may arise out of these cases individually or collectively. Central believes that, in the aggregate, the reconciliation of all accounts and claims with Pharmacia and Scotts will not result in additional charges to Central. Further, Central believes it has substantial counterclaims and rights of offset against both Scotts and Pharmacia, as well as meritorious defenses, and intends to vigorously contest both suits. However, there can be no assurance that the resolution of this litigation will not have a material adverse effect on Central's results of operations, financial position and/or cash flows.

     In December 1997, the Company acquired all of the stock of TFH Publications, Inc. In connection with the transaction, the Company made a $10 million loan to the sellers, which was evidenced by a Promissory Note. In September 1998, the prior owners of TFH brought suit against the Company and certain executives of the Company for damages and relief from their obligations under the Promissory Note, alleging, among other things, that the Company's failure to properly supervise the TFH management team had jeopardized their prospects of achieving certain earnouts. The Company believes that these allegations are without merit. The Company counterclaimed against the prior owners for enforcement of the Promissory Note, damages and other relief, alleging, among other things, fraud, misrepresentation and breach of fiduciary duty by the prior owners of TFH. These actions, Herbert R. Axelrod and Evelyn Axelrod v. Central Garden & Pet Company; Glen S. Axelrod; Gary Hersch; William
E. Brown; Robert B. Jones; Glen Novotny; and Neill Hines, Docket No. MON-L-5100-99, and TFH Publications, Inc. v. Herbert Axelrod et al., Docket No. L-2127-99 (consolidated cases), are in the New Jersey Superior Court. The case is currently in pretrial discovery and is scheduled for trial in June 2002.

     During the course of discovery in this action, the Company has become aware of certain information which suggests that prior to the acquisition of TFH by the Company, certain records of TFH were prepared in an inaccurate manner which resulted in underpayment of taxes by certain individuals. Those individuals could be liable for back taxes, interest, and penalties. In addition, even though all of the events occurred prior to the acquisition of TFH by the Company, there is a possibility that TFH could be liable for penalties for events which occurred under prior management. The Company believes that TFH has strong defenses available to the assertion of any penalties against TFH. The Company cannot predict whether TFH will be required to pay any such penalties. In the event that TFH were required to pay penalties, the Company would seek compensation from the prior owners.

     In March 2001, the prior owners of TFH also brought a separate action in federal court seeking to enforce what they alleged was an "arbitration award" made by an accountant concerning the closing balance sheet of TFH. The prior owners contended that the decisions by the accountant concerning the closing balance sheet entitled them to additional monies under the purchase price provisions of the Stock Purchase Agreement. The federal court held that

                          CENTRAL GARDEN & PET COMPANY
the accountant did not make any monetary award. The federal court entered a judgment enforcing the decisions made by the accountant concerning the closing balance sheet of TFH, but the court did not, and refused to, enter a monetary award. See Evelyn M. Axelrod, et al. v. Central Garden & Pet Company, Civil Action No. 01-1262 (MLC) U.S.D.C. of New Jersey. The prior owners have argued in the consolidated civil actions pending in the New Jersey Superior Court that the judgment by the federal court entitles them to additional monies under the purchase price provision of the Stock Purchase Agreement. The New Jersey Superior Court has stated that it will not, at this time, enter a monetary award, but that it, like the federal court, will confirm the decisions made by the accountant concerning the closing balance sheet of TFH. The New Jersey Superior Court has not yet issued a written Order on its rulings, but the Company anticipates such an Order shortly. The Company believes that it has defenses to the claims by the prior owner for additional monies under the purchase price provisions of the Stock Purchase Agreement, and that the prior owners' claims are subject to or will be offset by the Company's claims against the prior owners.

     The Company, based on consultation with legal counsel, does not believe that the outcome of the above matters will have a material adverse impact on its operations, financial position, or cash flows.

     On August 2, 2000, a fire destroyed the Company's leased warehouse space in Phoenix, Arizona, and an adjoining warehouse space leased by a third party. The adjoining warehouse tenant has filed a lawsuit seeking to recover for property damage from the fire. Local residents have also filed a purported class action lawsuit alleging claims for bodily injury and property damage as a result of the fire. The building owner and nearby businesses have also presented claims for property damage and business interruption but have not filed lawsuits. In addition, the Arizona Department of Environmental Quality is monitoring the cleanup operations and has asked the Company, the building owner and the adjoining warehouse tenant to assess whether the fire and fire suppression efforts may have caused environmental impacts to soil, groundwater and/or surface water. The United States Environmental Protection Agency has also requested information relating to the fire. The overall amount of the damages to all parties caused by the fire, and the overall amount of damages which the Company may sustain as a result of the fire, have not been quantified. At the time of the fire, the Company maintained property insurance covering losses to the leased premises, the Company's inventory and equipment, and loss of business income. The Company also maintained insurance providing $51 million of coverage (with no deductible) against third party liability. The Company believes that this insurance coverage will be available with respect to third party claims against the Company if parties other than the Company are not found responsible. The precise amount of the damages sustained in the fire, the ultimate determination of the parties responsible and the availability of insurance coverage are likely to depend on the outcome of complex litigation, involving numerous claimants, defendants and insurance companies.

8. Income Taxes

     The provision for income taxes consists of the following:

                                                          Fiscal Year Ended
                                            ----------------------------------------------
                                            September 29,    September 30,   September 25,
                                                2001             2000           1999
                                            -------------    -------------   -------------
Current:                                                    (in thousands)

     Federal.............................    $   (9,151)      $    9,544       $   16,796
     State...............................        (1,347)           2,009            3,551
                                             -----------      ----------       ----------
        Total............................       (10,498)          11,553           20,347

Deferred ................................         8,787           (6,338)          (1,104)
                                             ----------       ----------       ----------
        Total............................    $   (1,711)      $    5,215       $   19,243
                                             ===========      ==========       ==========

                          CENTRAL GARDEN & PET COMPANY

     A reconciliation of the statutory federal income tax rate with the Company's effective income tax rate is as follows:


                                                                 Fiscal Year Ended
                                                 ---------------------------------------------
                                                 September 29,   September 30,   September 25,
                                                     2001            2000            1999
                                                 -------------   -------------   -------------

Statutory rate..................................       35%             35%            35%
State income taxes, net of federal benefit......       1.8            (8.5)            5
Nondeductible expenses, primarily goodwill......     (20.4)         (103.5)            5
Other...........................................      (0.9)           (1.0)           (1)
                                                    -------         -------           ---
Effective tax rate..............................      15.5%          (78.0)%          44%
                                                    ======          =======           ==


     Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                       September 29, 2001         September 30, 2000
                                                     ----------------------     ----------------------
                                                     Deferred    Deferred       Deferred    Deferred
                                                       Tax         Tax             Tax        Tax
                                                      Assets    Liabilities      Assets    Liabilities
                                                     --------   -----------     ---------  -----------
Current:                                                              (in thousands)
     Allowance for doubtful accounts receivable.....  $4,364                     $1,910
     Inventory write-downs..........................   5,906                      7,852
     Prepaid expenses...............................               $1,942                    $1,364
     Nondeductible reserves.........................   1,548                      4,750
     State taxes....................................                1,616                       258
     Other..........................................     565                      1,102
                                                     -------      -------       -------     -------
Current                                               12,383        3,558        15,614       1,622
Noncurrent:
     Depreciation and amortization..................               15,927                    11,106
     Joint venture income...........................                  416                       634
     Net operating loss.............................     213
     Other..........................................     490                                    386
                                                     -------      -------       -------     -------
Noncurrent..........................................     703       16,343            -       12,126
                                                     -------      -------       -------     -------
         Total...................................... $13,086      $19,901       $15,614     $13,748
                                                     =======      =======       =======     =======

     As of September 29, 2001, the Company had a state net operating loss carryforward of approximately $2.4 million which expires in 2010.

9. Shareholders' Equity

     At September 29, 2001, there were 80,000,000 shares of common stock ($0.01 par value) authorized, of which 16,790,223 were outstanding.

     At September 29, 2001, there were 3,000,000 shares of Class B stock ($0.01 par value) authorized, of which 1,655,462 were outstanding. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and the holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B stock have certain conversion rights and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of

                          CENTRAL GARDEN & PET COMPANY
common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.

     At September 29, 2001, there were 1,000,000 shares of preferred stock ($0.01 par value) authorized, of which none were outstanding.

     In August 1998, the Company's Board of Directors authorized a program for the Company to repurchase up to $25 million of common shares. In several subsequent authorizations, the Company's Board of Directors increased such authorization up to $155 million of common shares as of December 1, 1999. As of September 29, 2001, the Company had repurchased approximately 13.7 million shares of its common stock for an aggregate price of approximately $143.8 million under this program.

     In 1993, the Company adopted the Omnibus Equity Incentive Plan (the "Plan") which, through September 29, 2001, has provided for the grant of options to key employees and consultants of the Company for the purchase of up to an aggregate of 4.8 million shares of common stock of the Company. The Plan is administered by the Compensation Committee of the Board of Directors, comprised of outside independent directors only, who determine individual awards to be granted, vesting and exercise of share conditions.

     In 1996, the Company adopted the Nonemployee Director Stock Option Plan (the "Director Plan") which provides for the grant of options to nonemployee directors of the Company. In June 2001, the Board of Directors of the Company conditionally amended the Director Plan, subject to shareholder approval at the 2002 Annual Meeting, to increase the number of shares authorized for issuance under the Director Plan to 200,000 shares and to revise the annual awards to provide for an option to purchase $100,000 of the Company's common stock and a restricted stock grant for $10,000 of the Company's common stock. In June 2001, the Board also granted each nonemployee director an option to purchase 7,000 shares of the Company's common stock and a restricted stock grant for 1,000 shares of common stock outside the Director Plan.

     The Company sponsors several 401(k) plans which cover substantially all employees. The Company accrued contributions of $860,000, $1,030,000 and $987,000 for fiscal years 2001, 2000 and 1999, respectively.

     From 1997 until 2001, the Company maintained an employee discount stock purchase plan for eligible employees. Under such plan, participants could use up to 15% of their annual compensation up to certain dollar limitations, whichever was higher, to purchase, through payroll deductions, the Company's common stock at the end of six-month periods ending June 30 and December 31 of each plan year for 85% of the lower of the beginning or ending stock price for the applicable six-month period of each plan year. The remaining shares authorized under the plan were issued to employees during 2001, and the Company does not currently expect to authorize additional shares under the plan.

     Additional Stock Plan Information - The Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net earnings and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1997. These calculations require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of four years from date of grant; stock volatility, 55% in fiscal 2001, 57% in fiscal 2000 and 64% in fiscal 1999; risk free interest rates, 3.98% in fiscal 2001, 5.29% in fiscal 2000 and 4.6% in fiscal 1999; and no dividends during the expected term.

                          CENTRAL GARDEN & PET COMPANY

     The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 2001, fiscal 2000, fiscal 1999, fiscal 1998 and fiscal 1997 awards had been amortized to expense in the consolidated financial statements over the vesting period of the awards, pro forma net earnings would have been as follows:

                                                                      Fiscal Year Ended
                                                        ---------------------------------------------
                                                        September 29,   September 30,   September 25,
                                                            2001            2000            1999
                                                        -------------   -------------   -------------
As reported:
     Net (loss) earnings (in thousands)...........       $ (9,250)        $(11,813)        $24,490
     Net (loss) earnings per common share:
         Basic....................................       $  (0.50)        $  (0.63)        $  0.90
         Diluted..................................       $  (0.50)        $  (0.63)        $  0.89
Pro forma:
     Net (loss) earnings (in thousands)...........       $(13,094)        $(16,067)        $20,849
     Net earnings (loss) per common share:
         Basic....................................       $  (0.71)        $  (0.86)        $  0.76
         Diluted..................................       $  (0.71)        $  (0.86)        $  0.76



     However, the impact of outstanding non-vested stock options granted prior to fiscal 1997 has been excluded from the pro forma calculation; accordingly, the fiscal 2001, fiscal 2000 and fiscal 1999 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all stock options.

     Option activity under the Plan, Director Plan and to nonemployee directors outside the Director Plan is as follows:

                                                                            Weighted
                                                             Number of       Average
                                                              Options    Exercise Price
                                                             ---------   --------------
Balance at September 26, 1998 .............................  2,115,553    $   17.83
Granted (weighted average fair value of $7.26) ............  1,929,224        13.45
Exercised .................................................   (159,867)        4.36
Cancelled .................................................   (974,915)       22.85
                                                             ---------
Balance at September 25, 1999 .............................  2,909,995        14.35
Granted (weighted average fair value of $3.90) ............    493,170         8.21
Exercised .................................................    (48,617)        4.86
Cancelled .................................................   (194,600)       14.14
                                                             ----------
Balance at September 30, 2000 .............................  3,159,948        13.55
Granted (weighted average fair value of $2.95) ............    576,750         6.85
Exercised .................................................    (40,939)        2.75
Cancelled .................................................   (801,200)       13.15
                                                             ---------
Balance at September 29, 2001 .............................  2,894,559        12.48
                                                             =========
Exercisable at September 25, 1999 .........................    467,651        15.04
                                                             =========
Exercisable at September 30, 2000 .........................    836,579        15.20
                                                             =========
Exercisable at September 29, 2001 .........................  1,391,644        15.03
                                                             =========

                          CENTRAL GARDEN & PET COMPANY

                  Options Outstanding                            Options Exercisable
                  September 29, 2001                             September 29, 2001
   -----------------------------------------------    -------------------------------------------
                                        Weighted
                                        Average       Weighted
                       Number of       Remaining       Average      Number of         Weighted
       Range of         Options       Contractual     Exercise       Options           Average
   Exercise Prices    Outstanding     Life (Years)      Price      Exercisable     Exercise Price
   ---------------    -----------     ------------    --------     -----------     --------------
    $1.30 - $4.99         56,331          2.0          $ 2.19          46,384          $ 2.38
     5.00 - 9.99       1,003,170          2.4            7.46           5,000            6.81
    10.00 - 14.99      1,198,800          1.0           13.57         887,450           13.40
    15.00 - 19.99        303,784          1.6           16.44         187,810           16.76
    20.00 - 24.99        300,000          1.2           21.13         240,000           21.13
    25.00 - 33.94         32,474          0.7           27.48          25,000           26.50
                       ---------                                    ---------
    $1.30 - $33.94     2,894,559          1.6          $12.47       1,391,644          $15.03
                       =========                                    =========

10. Earnings Per-Share

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per-share (EPS) computations:

                                Fiscal Year Ended              Fiscal Year Ended              Fiscal Year Ended
                               September 29, 2001              September 30, 2000             September 25, 1999
                           ----------------------------    ----------------------------    --------------------------
                                                  Per                              Per                           Per
                            Income     Shares    Share      Income      Shares    Share     Income    Shares    Share
                           --------    ------    -----     --------     ------    -----    --------   ------    -----
                                                      (dollars and shares in thousands)
 Basic EPS:
    Net income (loss)
    available to
    common stock.........  $(9,250)    18,402    $(0.50)   $(11,813)    18,786  $(0.63)    $24,490    27,328    $0.90

 Effect of dilutive
 securities:
    Options to purchase
    common stock.........                                                                                109

 Diluted EPS:
    Net income (loss)
    attributed to
    common shareholders..
                           -------     ------              --------     ------             -------    ------
                           $(9,250)    18,402    $(0.50)   $(11,813)    18,786  $(0.63)    $24,490    27,437    $0.89
                           =======     ======    ======    ========     ======  ======     =======    ======    =====

                          CENTRAL GARDEN & PET COMPANY

11. Quarterly Financial Data - unaudited (dollars and shares in thousands)

                                                                   Fiscal 2001
                                                ------------------------------------------------
                                                1st Quarter  2nd Quarter 3rd Quarter 4th Quarter
                                                -----------  ----------- ----------- -----------
Sales (1) ....................................   $ 212,058    $ 322,807   $ 341,866   $ 246,268
Gross profit (1) .............................      64,780       97,484     103,385      73,068
Net income (loss) ............................      (4,452)       2,694       7,664     (15,156)

Net income (loss) per common share:

   Basic .....................................   $   (0.24)   $    0.15   $    0.42   $   (0.82)
   Diluted ...................................   $   (0.24)   $    0.15   $    0.38   $   (0.82)

Weighted average shares outstanding:

   Basic .....................................      18,334       18,405      18,433      18,443
   Diluted ...................................      18,334       18,465      22,598      18,443



                                                                  Fiscal 2000
                                                ------------------------------------------------
                                                1st Quarter  2nd Quarter 3rd Quarter 4th Quarter
                                                -----------  ----------- ----------- -----------

Sales (1) ....................................   $ 217,842    $ 381,591   $ 451,378   $ 300,067
Gross profit (1) .............................      57,479       97,425     112,322      73,546
Net income (loss) ............................      (6,475)      12,095      12,875     (30,308)

Net income (loss) per common share:

   Basic .....................................   $   (0.33)   $    0.65   $    0.69   $   (1.63)
   Diluted ...................................   $   (0.33)   $    0.58   $    0.61   $   (1.63)

Weighted average shares outstanding:

   Basic .....................................      19,389       18,572      18,640      18,543
   Diluted ...................................      19,389       22,769      22,850      18,543

---------

(1) Reflects the reclassification of $1.2 million for each of the first three quarters of fiscal 2001 and $1.3 million, $1.4 million, $1.0 million and $0.6 million for the first, second, third and fourth quarters of fiscal 2000, respectively, attributable to the net effect of reclassifying certain shipping and handling billings and volume-based rebate incentives. See Note 1.

12. Transactions with Related Parties

     The Company leased certain warehouse facilities and equipment from related entities which had been controlled by the Company's principal shareholder. Rental expense under these leases totaled $99,000 annually in fiscal year 1999. During fiscal year 1999, the Company's principal shareholder disposed of these assets.

     During fiscal 2001, 2000 and 1999, subsidiaries of the Company purchased $2.1 million, $1.9 million and $1.5 million, respectively, of products from Bio Plus, Inc., a company that produces granular peanut hulls. As of September 29, 2001, the Company owed Bio Plus, Inc. $20,721 for such purchases. Such amounts were included in accounts payable as of that date. A director and executive officer of the Company is a minority shareholder and a director of Bio Plus, Inc.

                          CENTRAL GARDEN & PET COMPANY

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

     Effective September 30, 2000, Scotts discontinued its distribution relationship with the Company, which significantly impacted the Company's distribution businesses. In December 2000, the Company cancelled the proposed spin-off of its garden distribution business and adopted a plan to reorganize its garden and pet businesses. Under the reorganization plan, the Company's garden products and distribution businesses became one operating unit and its pet products and distribution businesses became another operating unit.

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

     The Garden Products segment consists of Pennington Seed, Matthews Four Seasons, Grant's, Norcal Pottery and AMBRANDS. Products manufactured or designed and sourced are products found typically in the lawn and garden sections of mass merchandisers, warehouse-type clubs, home improvement centers and nurseries and include grass seed, bird seed, clay pottery, outdoor wooden planters and trellises, ant control and animal repellents. These products are sold directly to retailers and to distributors. The Garden Products segment is also a national distributor of lawn and garden products. This segment also operates 20 distribution centers across the United States. Their products are sold to independent retailers, national retail chains, grocery stores and mass merchants.

     The Pet Products segment consists of Four Paws Products, TFH Publications, Wellmark, Kaytee, Island Aquarium and All-Glass Aquarium. These companies are engaged in the manufacturing, delivery and sale of pet supplies, books and food principally to independent pet distributors and retailers, national specialty pet stores, mass merchants and bookstores. The Pet Products segment is also a national distributor of pet supply products. This segment also operates 10 distribution centers across the United States. Their products are sold to independent retailers, national retail chains, grocery stores and mass merchants.

     The Corporate division includes expenses associated with corporate functions and projects, certain employee benefits and nonoperating items such as interest income, interest expense, goodwill amortization, intersegment eliminations, and net other charges of $27.2 million associated with Garden Products for fiscal 2000 and $2.7 million associated with Garden Products for fiscal 1999.

                          CENTRAL GARDEN & PET COMPANY

     Financial information relating to the Company's business segments, based upon the new reportable segments, for each of the three most recent fiscal years is presented in the table below.

                                                                2001          2000          1999
                                                             ----------    ----------    ----------
                                                                           (in thousands)
Net sales
   Garden Products .......................................   $  676,773    $  923,742    $1,129,544
   Pet Products ..........................................      519,147       484,959       457,331
   Corporate, eliminations and all other .................      (72,921)      (57,823)      (55,260)
                                                             ----------    ----------    ----------
Total net sales ..........................................   $1,122,999    $1,350,878    $1,531,615
                                                             ==========    ==========    ==========
Intersegment sales
   Garden Products .......................................   $   29,787    $   33,630    $   20,679
   Pet Products ..........................................       43,134        24,193        34,581
   Corporate, eliminations and all other .................      (72,921)      (57,823)      (55,260)
                                                             ----------    ----------    ----------
Total intersegment sales .................................   $        0    $        0    $        0
                                                             ==========    ==========    ==========
Income (loss) from operations before other charges
   Garden Products .......................................   $    7,436    $   37,097    $   50,744
   Pet Products ..........................................       34,865        32,305        25,286
   Corporate, eliminations and all other .................      (31,810)      (27,469)      (18,608)
                                                             ----------    ----------    ----------
Total income from operations before other charges ........       10,491        41,933        57,422
Other charges ............................................                     27,156         2,708
   Interest expense ......................................      (23,247)      (23,140)      (12,680)
   Interest income .......................................          164           589           593
   Other income ..........................................        1,631         1,176         1,106
   Income taxes ..........................................        1,711        (5,215)      (19,243)
                                                             ----------    ----------    ----------
Net income (loss) ........................................   $   (9,250)   $  (11,813)   $   24,490
                                                             ==========    ==========    ==========
Assets
   Garden Products .......................................   $  289,701    $  306,805    $  396,213
   Pet Products ..........................................      221,977       246,978       197,396
   Corporate, eliminations and all other .................      404,948       393,635       362,221
                                                             ----------    ----------    ----------
Total assets .............................................   $  916,626    $  947,418    $  955,830
                                                             ==========    ==========    ==========
Depreciation and amortization
   Garden Products .......................................   $    6,185    $    6,410    $    4,845
   Pet Products ..........................................       10,758         8,002         5,921
   Corporate, eliminations and all other .................       11,419        11,623         9,726
                                                             ----------    ----------    ----------
Total depreciation and amortization ......................   $   28,362    $   26,035    $   20,492
                                                             ==========    ==========    ==========
Expenditures for long-lived assets
   Garden Products .......................................   $    5,111    $    6,261    $    4,219
   Pet Products ..........................................        7,206         8,246        13,515
   Corporate, eliminations and all other .................        1,571         2,156           906
                                                             ----------    ----------    ----------
Total expenditures for long-lived assets .................   $   13,888    $   16,663    $   18,640
                                                             ==========    ==========    ==========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item is incorporated by reference from Central's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance." See also Item 1 above.

Item 11. Executive Compensation

     The information required by this item is incorporated by reference from Central's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders under the caption "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference from Central's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders under the caption "Ownership of Management and Principal Stockholders."

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference from Central's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders under the captions "Compensation Committee Interlocks and Insider Participation" and "Transactions with the Company."

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

                  Consolidated Statements of Income

                  Consolidated Statements of Shareholders' Equity

                  Consolidated Statements of Cash Flows

                  Notes to Consolidated Financial Statements

     (2) Supplementary Consolidated Financial Statement Schedule as of and for the fiscal years ended September 29, 2001, September 30, 2000 and September 25, 1999:

          Independent Auditors' Report on Supplementary Consolidated Financial Statement Schedule

          Schedule II - Valuation and Qualifying Accounts

     All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

     (3) Exhibits:

          See attached Exhibit Index.

(b) The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 2001.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  December 20, 2001

                                      CENTRAL GARDEN & PET COMPANY


                                      By  /s/ William E. Brown
                                      -----------------------------------------
                                              William E. Brown
                                              Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


              Signature                                  Capacity                               Date
              ---------                                  --------                               ----
/s/ William E. Brown                             Chairman and Chief Executive             December 20, 2001
---------------------------------------
William E. Brown                             Officer (Principal Executive Officer)


/s/ Lee D. Hines, Jr.                           Director, Vice President and              December 20, 2001
---------------------------------------
Lee D. Hines, Jr.                                  Chief Financial Officer
                                                (Principal Financial Officer)


/s/ Robert B. Jones                                    Vice President                     December 20, 2001
---------------------------------------
Robert B. Jones                                 (Principal Accounting Officer)


/s/ Glenn W. Novotny                                      Director                        December 20, 2001
---------------------------------------
Glenn W. Novotny

/s/ John B. Balousek                                      Director                        December 20, 2001
---------------------------------------
John B. Balousek

/s/ Daniel P. Hogan, Jr.                                  Director                        December 20, 2001
---------------------------------------
Daniel P. Hogan, Jr.


/s/ Brooks M. Pennington, III                             Director                        December 20, 2001
---------------------------------------
Brooks M. Pennington, III


/s/ Bruce A. Westphal                                     Director                        December 20, 2001
---------------------------------------
Bruce A. Westphal


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors of Central Garden & Pet Company:

     We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the "Company") as of September 29, 2001 and September 30, 2000 and the related consolidated statements of income, shareholders' equity and cash flows for each of the fiscal years in the three-year period ended September 29, 2001, and have issued our report thereon dated December 7, 2001; such report is included elsewhere in this Form 10-K. Our audits also included the supplementary consolidated financial statement schedule of the Company listed in Item 14(a)(2). This supplementary consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such supplementary consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP

San Francisco, California
December 7, 2001

                                   SCHEDULE II

                          CENTRAL GARDEN & PET COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS
            As of and for the Fiscal Years Ended September 29, 2001,
                    September 30, 2000 and September 25, 1999




                      Column A                          Column B          Column C          Column D    Column E
---------------------------------------------------   -----------  ---------------------  -----------  -----------
                                                                         Additions
                                                                   ---------------------
                                                       Balances    Charged     Charged
                                                           at         to         to                     Balances
                                                       Beginning   Costs and    Other                  at End of
                     Description                       of Period    Expenses   Accounts   Deductions     Period
                     -----------                      -----------  ---------  ----------  -----------  -----------

AMOUNTS DEDUCTED FROM ASSETS TO
WHICH THEY APPLY:
Year ended September 25, 1999
  Allowance for doubtful accounts receivable ........    6,458       4,909           -       5,224        6,143
Year ended September 30, 2000
  Allowance for doubtful accounts receivable ........    6,143       3,572         314       1,979        8,050
Year ended September 29, 2001
  Allowance for doubtful accounts receivable ........    8,050       9,302           -       2,888       14,464

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

   10.1 Supplementary Retirement Benefit Agreement for Key Employees between Central Garden & Pet Supply Company and Glenn W. Novotny dated as of July 1, 1991 (Incorporated by reference from Exhibit
           10.12 to Registration Statement No. 33-48070).

   10.2 Form of Indemnification Agreement between Registrant and Executive Officers and Directors (Incorporated by reference from Exhibit 10.18 to Registration Statement No. 33-48070).

   10.3 Loan and Security Agreement by and among Congress Financial Corporation (Western) and Central Garden & Pet Company, Matthews Redwood and Nursery Supply, Inc., Four Paws Products, Ltd. and Ezell Nursery Supply, Inc., dated December 17, 1997 (Incorporated by reference from Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998).

   10.4 Amendment No. 8 to Loan and Security Agreement by and among Congress Financial Corporation (Western) and Central Garden & Pet Company, Matthews Redwood and Nursery Supply, Inc., Four Paws Products, Ltd. and Ezell Nursery Supply, Inc., dated May 12, 2000 (Incorporated by reference from Exhibit 10.6.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000).

   10.5 Intercreditor Agreement between Congress Financial Corporation (Western) and Monsanto Corporation dated as of January 28, 1994 (Incorporated by reference to Exhibit 10.32.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1993).

   10.6 Master Agreement by and between The Solaris Group, a Strategic Business Unit of Monsanto Company, and the Company dated July 21, 1995 (Incorporated by reference to Exhibit 10.66 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1995).

   10.7 Exclusive Agency and Distributor Agreement by and between The Solaris Group and the Company dated July 21, 1995 (Incorporated by reference to Exhibit 10.68 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1995).

   10.8 Compensation Agreement by and between The Solaris Group and Central Garden & Pet Company dated July 21, 1995 (Incorporated by reference to Exhibit 10.69 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1995).

   10.9 Amended and Restated Asset Purchase Agreement among Novartis Inc. and the Company dated as of February 3, 1997, as amended by Amendment
           No. 1 thereto, dated as of April 22, 1997, and Amendment No. 2 thereto, dated as of May 23, 1997 (Incorporated by reference to Exhibit 1.2 to the Company's Report on Form 8-K dated May 26, 1997).

   Exhibit
   Number                                Exhibit
   -------                               -------
   10.10 Stock Purchase Agreement dated as of December 5, 1997 among the Company and the shareholders of T.F.H. Publications, Inc. (Incorporated by reference to Exhibit 1.2 to the Company's Report on Form 8-K/A dated December 18, 1997)

   10.11 1993 Omnibus Equity Incentive Plan, as amended (Incorporated by reference to Exhibits 4.1 to the Company's Registration Statements Nos. 33-7236, 33-89216, 333-1238 and 333-41931).

   10.12   Nonemployee Director Equity Incentive Plan, as amended June 8, 2001.

   10.13 Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III (Incorporated by reference from Exhibit 10.20 to the Company's Form 10-K/A for the fiscal year ended September 26, 1998).

   12      Statement re Computation of Ratios of Earnings to Fixed Charges

   21      List of Subsidiaries

   23      Independent Auditors' Consent
--------------------