Form 10-Q
period 2001-12-29
CENTRAL GARDEN & PET COMPANY
filed 2002-02-12
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2001

or

☐	TRANSITION REPORT PURSUANT OF SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 0-20242

CENTRAL GARDEN & PET COMPANY

Delaware (State or other jurisdiction of incorporation or organization)	68-0275553 (I.R.S. Employer Identification No.)

3697 Mt. Diablo Blvd., Suite 310, Lafayette, California 94549
(Address of principle executive offices)

(925) 283-4573
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of January 31, 2002	16,817,323
Class B Stock Outstanding as of January 31, 2002	1,655,462

TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

1.    Financial Statements

Condensed Consolidated Balance Sheets
September 29, 2001 and December 29, 2001

Condensed Consolidated Statements of Income
Three Months Ended December 30, 2000 and December 29, 2001

Condensed Consolidated Statements of Cash Flows
Three Months Ended December 30, 2000 and December 29, 2001

Notes to Condensed Consolidated Financial Statements

2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

4.    Submission of Matter to a Vote of Securities Holders

5.    Other Information

6.    Exhibits and Reports on Form 8-K

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This quarterly report contains “forward-looking” statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed below, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors Relating to Forward-Looking Statements” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2001, and from time to time in our filings with the Securities and Exchange Commission. These risks and uncertainties include the final resolution of all pending litigation between the Company and The Scotts Company; the success of and the costs associated with the realignment of the Company’s lawn and garden distribution operations; any liabilities to which the Company may become subject as a result of the August 2, 2000 fire at its Phoenix distribution center; and the impact of any other outstanding or potential litigation.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Central Garden & Pet Company
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(unaudited)
	September 29, 2001	December 29, 2001
ASSETS
Current assets:
Cash & cash equivalents	$8,292	$5,692
Accounts receivable (less allowance for doubtful accounts of $14,464 and $11,274)	141,791	135,348
Inventories	217,902	231,583
Prepaid expenses and other assets	35,776	33,625

Total current assets	403,761	406,248
Land, buildings, improvements and equipment—net	108,798	106,395
Goodwill	371,987	371,987
Other assets	32,080	31,298

Total	$916,626	$915,928

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$119,423	$120,170
Accounts payable	127,884	134,092
Accrued expenses	38,412	32,478
Current portion of long-term debt	7,052	7,006

Total current liabilities	292,771	293,746
Long-term debt	151,623	151,592
Deferred income taxes and other long-term obligations	16,917	16,784
Shareholders’ Equity:
Class B stock, $.01 par value: 1,655,462 shares outstanding at September 29, 2001 and December 29, 2001	16	16
Common stock, $.01 par value: 30,532,473 and 30,532,873 issued and 16,790,223 and 16,790,623 outstanding at September 29, 2001 and December 29, 2001	305	305
Additional paid-in capital	526,410	526,410
Retained earnings	73,411	71,902
Treasury stock	(144,827)	(144,827)

Total shareholders’ equity	455,315	453,806

Total	$916,626	$915,928

Central Garden & Pet Company
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	December 30, 2000	December 29, 2001
Net sales	$212,058	$210,659
Cost of goods sold and occupancy	147,278	138,873

Gross profit	64,780	71,786
Selling, general and administrative expenses	67,046	69,905

Income (loss) from operations	(2,266)	1,881
Interest expense	(5,970)	(3,938)
Interest income	49	27
Other income (expense)	92	(528)

Loss before income taxes	(8,095)	(2,558)
Income taxes	(3,643)	(1,049)

Net loss	$(4,452)	$(1,509)

Basic loss per common share	$(0.24)	$(0.08)

Weighted average shares outstanding	18,334	18,446

Diluted loss per common share	$(0.24)	$(0.08)

Weighted average shares outstanding	18,334	18,446

Central Garden & Pet Company
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	December 30,	December 29,
	2000	2001
Cash flows from operating activities:
Net loss	$(4,452)	$(1,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,057	4,284
Change in assets and liabilities:
Receivables	15,607	6,443
Inventories	(33,232)	(13,681)
Prepaid expenses and other assets	(3,873)	2,972
Accounts payable	20,936	6,208
Accrued expenses	(9,529)	(5,934)
Other long-term obligations	(4,328)	(133)

Net cash used in operating activities	(11,814)	(1,350)
Cash flows from investing activities:
Additions to land, buildings, improvements and equipment	(3,909)	(1,920)
Payments to acquire companies, net of cash acquired	(18,277)	0

Net cash used in investing activities	(22,186)	(1,920)
Cash flows from financing activities:
Borrowings under lines of credit, net	32,548	747
Repayments of long-term debt	(402)	(77)
Proceeds from issuance of common stock—net	19	0

Net cash provided by financing activities	32,165	670
Net decrease in cash	(1,835)	(2,600)
Cash at beginning of period	5,685	8,292

Cash at end of period	$3,850	$5,692

Supplemental information:
Cash paid for interest	$2,589	$2,335

Cash paid for taxes	$211	$48

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended December 29, 2001
(unaudited)

1.    Basis of Presentation

The condensed consolidated balance sheet as of December 29, 2001, the condensed consolidated statements of income for the three months ended December 30, 2000 and December 29, 2001 and the condensed consolidated statements of cash flows for the three months ended December 30, 2000 and December 29, 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

Due to the seasonal nature of the Company’s business, the results of operations for the three months ended December 29, 2001 are not indicative of the operating results that may be expected for the year ending September 28, 2002.

It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2001 Annual Report on Form 10-K which has previously been filed with the Securities and

2.    New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.141, “Business Combinations” and SFAS No.142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No.142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. Other intangible assets will continue to be amortized over their estimated useful lives. Amortization of goodwill, including goodwill recorded in prior business combinations, will cease prospectively upon the adoption of the standard, which the Company adopted for the fiscal year beginning September 30, 2001. The standard requires the Company to complete its initial assessment of the impairment using the requirements of SFAS No.142 by the end of the second quarter of the fiscal year ending September 28, 2002. As of December 29, 2001, the Company has not completed the goodwill impairment review, and therefore has made no determination of any impairment charges that could result from adoption of this statement. The information presented below could be adjusted based on the results of this initial assessment.

The following financial information is presented as if the statement was adopted at the beginning of the quarter ended December 30, 2000:

	December 30, 2000	December 29, 2001
	(In thousands, except per share amounts)
Reported loss	$(4,452)	$(1,509)
Goodwill amortization	1,310	0

Adjusted loss	$(3,142)	$(1,509)

Goodwill	$379,509	$371,987

Basic and diluted loss per share:
Reported loss	$(0.24)	$(0.08)
Goodwill amortization	0.07	—

Adjusted loss	$(0.17)	$(0.08)

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for our fiscal year 2003.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for our fiscal year 2003 and are generally to be applied prospectively.

We are evaluating what impact, if any, SFAS No. 143 and No. 144 may have on the consolidated financial statements.

3.    Earnings Per Share

Options to purchase 2,706,859 and 3,156,298 shares of common stock at prices ranging from $1.30 to $33.94 per share were outstanding during the three-month periods ended December 29, 2001 and December 30, 2000, respectively, but were not included in the computation of diluted earnings per share because the assumed exercise would have been anti-dilutive in each period. Shares of common stock from the assumed conversion of the company’s convertible securities totaling 4,107,143 were also not included in the computation of diluted earnings per share for the three-month periods ended December 29, 2001 and December 30, 2000 because the assumed conversion would have been anti-dilutive.

4.    Segment Information

Management has determined that the reportable segments of the Company are Garden Products and Pet Products, based on the level at which the chief operating decision making group reviews the results of operations to make decisions regarding performance assessment and resource allocation.

	Three Months Ended
	December 30, 2000	December 29, 2001
	(in thousands)
Net Sales
Garden Products	$91,876	$99,574
Pet Products	133,149	128,147
Intersegment eliminations	(12,967)	(17,062)

Total net sales	$212,058	$210,659

Intersegment sales
Garden Products	$2,603	$5,710
Pet Products	10,364	11,352

Total intersegment sales	$12,967	$17,062

Income (loss)from operations
Garden Products	$(3,579)	$(1,636)
Pet Products	6,145	7,797
Corporate	(4,832)	(4,280)

Total income (loss) from operations	(2,266)	1,881

Interest expense—net	(5,921)	(3,911)
Other income (expense)	92	(528)
Income taxes	(3,643)	(1,049)

Net loss	$(4,452)	$(1,509)

Depreciation and amortization
Garden Products	$1,515	$1,407
Pet Products	2,807	2,733
Corporate	2,735	144

Total depreciation and amortization	$7,057	$4,284

	September 29, 2001	December 29, 2001
	(in thousands)
Assets
Garden Products	$289,701	$291,814
Pet Products	221,977	212,079
Corporate	404,948	412,035

Total assets	$916,626	$915,928

Goodwill (included in corporate assets)
Garden Products	$156,321	$156,321
Pet Products	211,822	211,822
Corporate	3,844	3,844

Total goodwill	$371,987	$371,987

5.    Other Charges

Activity affecting the reserve balances associated with Other Charges recorded in fiscal 2000 is as follows (in millions):

Exit Related and Other
Balance September 29, 2001	$0.3
Costs incurred and paid	(0.3)

Balance December 29, 2001	$0.0

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Central was incorporated in Delaware in June 1992 and is the successor to a California corporation which was incorporated in 1955. References to “we,” “us,” or “Central” mean Central Garden & Pet Company and its subsidiaries and divisions, and their predecessor companies and subsidiaries.

Recent developments:

In December 2000 the Company announced that it would reorganize its garden and pet businesses.

With the termination of the Company’s distribution arrangement with The Scotts Company and other anticipated sales decreases in the garden distribution business, we believed that we could not economically support a national garden distribution infrastructure. Additionally, we believe that the move toward direct sales to retailers by manufacturers will increase in the future. Given this, the Company commenced integrating garden distribution into our Garden Products business. We believe this move offers us the best opportunity to utilize our sales force and distribution know-how to provide logistics and sales support for both our proprietary brands and consumer recognized products to create a more profitable segment. This integration also applies to our pet distribution business. This part of our business will continue to support our partner suppliers but will increase its focus on expanding sales of our proprietary pet products. This use of distribution as an integral support function for proprietary brands has been used very successfully by our Pennington subsidiary.

Developments affecting Garden Products:

Termination of our Distribution Relationship with Scotts

Effective September 30, 2000, Scotts discontinued its distribution relationship with Central. The affected products included Scotts(R), Ortho(R) and Miracle-Gro(R) products and consumer Roundup(R) products manufactured by Pharmacia for which Scotts acts as Pharmacia’s exclusive sales agent.

Due to the termination of the Scotts distribution relationship and anticipated sales declines, we downsized our lawn and garden distribution operations during fiscal 2001 to reflect anticipated business levels.

The termination of the Scotts distribution relationship subjects our business to significant uncertainties. Scotts and Pharmacia each initiated litigation against Central arising out of the prior distribution relationship. In addition, Central filed suit against Scotts and Pharmacia seeking damages and injunctive relief as well as restitution for, among other things, breach of contract and violations of the antitrust laws by Scotts and Pharmacia. Although the litigation between Central and Pharmacia has been settled, the litigation between Central and Scotts is continuing. Because of the uncertainties inherent in complex litigation, it is not currently possible to make an assessment of the outcome of the litigation with Scotts. Central believes that, in the aggregate, the reconciliation of all accounts and claims with Scotts, as described below in “Legal Proceedings,” will not result in additional charges to Central. However, there can be no assurance that the resolution of this litigation will not have a material adverse effect on the Company’s results of operations, financial position and/or cash flows.

Three Months Ended December 29, 2001
Compared with Three Months Ended December 30, 2000

Net sales for the three months ended December 29, 2001 decreased by .7% or $1.4 million to $210.7 million from $212.1 million for the three months ended December 30, 2000. The decrease in net sales relates to our Pet Products segment which was adversely impacted by the termination of our distribution agreement with Kal Kan and the closure of four small distribution centers offset in part by an increase of approximately $4.6 million attributable to our Garden Products segment. Gross profit increased by $7.0 million, or 10.8%, from $64.8 million during the quarter ended December 30, 2000 to $71.8 million for the current quarter. The increase in gross profit was shared equally between the two businesses. Gross profit as a percentage of net sales increased from 30.5% for the 2000 quarter to 34.1% for the current quarter. The percentage improvement was largely in Pet Products with Garden Products recording a modest increase over the 2000 quarter. The percentage improvement in Pet Products relates principally to Wellmark, which experienced sales increases in higher margin fire ant and mosquito products, and Kaytee, which had increased sales of higher margin caged bird and small animal food.

Selling, general and administrative expenses increased 4.3% or $2.9 million from $67.0 million during the 2000 quarter to $69.9 million for the comparable 2001 quarter. As a percentage of net sales, selling, general and administrative expenses increased from 31.6% during the three months ended December 30, 2000 to 33.2% for the three months ended December 29, 2001.

Selling and delivery expenses increased by $.4 million from $27.3 million for the quarter ended December 30, 2000 to $27.7 million for the current quarter. Of the increase, Garden Products accounted for approximately $.9 million principally related to increased sales of consumer products. The increase in Garden Products was partially offset by a decrease in expenses for Pet Products, primarily related to reduced sales.

Facilities expense increased by $.1 million from $2.7 million for the quarter ended December 30, 2000 to $2.8 million for the current quarter.

Warehouse and administrative expenses increased $2.4 million from $37.0 million during the three months ended December 30, 2000 to $39.4 million for the comparable 2001 quarter. Of the $2.4 million increase, approximately $.7 million was attributable to Garden Products and $2.1 million to Pet Products. These increases were partially offset by a decrease of $.4 million in corporate expenses. The increases in Garden Products and Pet Products relate principally to significant decreases in inventory levels during the 2001 quarter which resulted in more purchasing, merchandise handling and storage costs charged to warehouse and administration expense and not included as inventory costs, compared to the 2000 quarter. The decrease in corporate administrative expense of $.4 million is attributable to the absence of goodwill amortization in the 2001 quarter compared with goodwill amortization of $2.7 million in the 2000 quarter, $.3 million in reduced salaries and related personnel costs and miscellaneous other expense items, offset in part by an increase of $2.6 million in legal and professional fees related to current litigation.

Net interest expense for the quarter ended December 29, 2001 decreased by $2.0 million to $3.9 million from $5.9 million for the quarter ended December 30, 2000. The decrease is attributable to both lower average short-term borrowings and lower average interest rates for the 2001 quarter compared with the 2000 quarter. Average short-term borrowings for the three months ended December 29, 2001 were approximately $114.0 million compared with $142.9 million for the three months ended December 30, 2000. The average short-term interest rates for the quarter ended December 29, 2001 and December 30, 2000 were approximately 5.0% and 8.5%, respectively.

The Company’s effective income tax rate for the first quarter of fiscal 2002 was 41.0% compared with 45.0% for the prior year quarter. The decrease in the effective tax rate results principally from the elimination of non-deductible goodwill amortization during the quarter ended December 29, 2001 whereas it was included in the comparable 2000 quarter. This change in accounting for goodwill is attributable to the Company’s adoption of SFAS No. 142 effective September 30, 2001.

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

Historically, the Company’s business has been highly seasonal and its working capital requirements and capital resources tracked closely to this seasonal pattern. During the first fiscal quarter accounts receivable reach their lowest level while inventory, accounts payable and short-term borrowings begin to increase. Since the Company’s short-term credit line fluctuates based upon a specified asset borrowing base, this quarter is typically the period when the asset borrowing base is at its lowest and consequently the Company’s ability to borrow is at its lowest. During the second fiscal quarter, receivables, accounts payable and short-term borrowings begin to increase, reflecting the build-up of inventory and related payables in anticipation of the peak selling season. During the third fiscal quarter, inventory levels remain relatively constant while accounts receivable peak and short-term borrowings start to decline as cash collections are received during the peak-selling season. During the fourth fiscal quarter, inventory levels are at their lowest, and accounts receivable and payables are substantially reduced through conversion of receivables to cash. As a result of the termination of the Solaris agreement effective September 30, 1999, the ending of the Company’s distribution relationship with the Scotts Company effective September 30, 2000, and the associated reduction in Garden Products sales as a percentage of overall sales, this seasonal pattern has been and is expected to continue to be less significant.

The Company’s businesses service two broad markets: lawn and garden and pet supplies. Pet Products primarily deals with products that have a year round selling cycle with very little change quarter to quarter. As a result, it is not necessary to carry large quantities of inventory to meet peak demands. Additionally, this level sales cycle eliminates the need for manufacturers to give extended credit terms to either distributors or retailers. On the other hand, Garden Products is highly seasonal with approximately two-thirds of its sales occurring during the fiscal second and third quarters. For many manufacturers of Garden Products this seasonality requires them to move large quantities of their products well ahead of the peak selling period. To encourage distributors to carry large amounts of inventory, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.

Cash used in operating activities was $1.4 million during the three months ended December 29, 2001, a decrease of $10.4 million from the $11.8 million used in operating activities for the comparable 2000 period. The decrease is primarily attributable to lower levels of the required seasonal inventory buildup in the current year and increased efforts in collecting accounts receivable as compared to the 2000 period.

Cash used in investing activities of $1.9 million for the three months ended December 29, 2001 was due to the purchase of additional machinery, office and warehouse equipment. For the three months ended December 30, 2000 cash used in investing activities included $18.3 million related to the payment of amounts for the acquisitions of All-Glass Aquarium and the Lofts and Rebel lines of products by the Company’s Pennington Subsidiary.

Cash generated from financing activities of $0.7 million for the three months ending December 29, 2001, and $32.2 million for the comparable prior year period, consisted principally of net borrowings under the Company’s lines of credit, partially offset by repayments of long term debt.

The Company has a $200 million line of credit with Congress Financial Corporation (Western). The available amount under the line of credit fluctuates based upon a specific asset-borrowing base. The line of credit bears interest at a rate either equal to the prime rate or LIBOR plus 2% at the Company’s option, and is secured by substantially all of the Company’s assets. At December 29, 2001, the Company had $74.9 million of outstanding borrowings, and had $12.7 million of available borrowing capacity under this line. The Company’s line of credit contains certain financial covenants such as minimum net worth and minimum working capital requirements. The line also requires the lender’s prior written consent to any acquisition of a business. On December 12, 2000, the agreement was amended and extended to July 12, 2002. The Company’s Pennington subsidiary also has an $85.0 million line of credit. At December 29, 2001, there were $41.4 million of outstanding borrowings and $43.6 million of available borrowing capacity under this line. Interest related to this line is based on a rate either equal to the prime rate or LIBOR plus .875% at the Company’s option. The Company’s All-Glass Aquarium subsidiary also has a $10.0 million line of credit. As of December 29, 2001, there were $3.8 million of borrowings and $6.2 million of available borrowing capacity under this line. Interest related to this line is based on a rate equal to the prime rate less 0.5%.

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

Weather and Seasonality

Historically, the Company’s sales of lawn and garden products have been influenced by weather and climate conditions in the markets it serves. Additionally, the Company’s business has been highly seasonal. In fiscal 2001, approximately 59% of the Company’s sales occurred in the first six months of the calendar year, the Company’s second and third fiscal quarters. Substantially all of the Company’s operating income has been typically generated in this period which has historically offset the operating losses incurred during the first fiscal quarter of the year. As a result of the termination of the distribution relationship with Scotts in September 2000, and the associated reduction in Garden Products sales as a percentage of overall sales, this seasonal pattern is expected to be less significant in the future.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company believes there has been no material change in its exposure to market risk from that discussed in the Company’s fiscal 2001 Annual Report filed on Form 10-K.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

TFH Litigation.    In December 1997, the Company acquired all of the stock of TFH Publications, Inc. In connection with the transaction, the Company made a $10 million loan to the sellers, which was evidenced by a Promissory Note. In September 1998, the prior owners of TFH brought suit against the Company and certain executives of the Company for damages and relief from their obligations under the Promissory Note, alleging, among other things, that the Company’s failure to properly supervise the TFH management team had jeopardized their prospects of achieving certain earnouts. The Company believes that these allegations are without merit. The Company counterclaimed against the prior owners for enforcement of the Promissory Note, damages and other relief, alleging, among other things, fraud, misrepresentation and breach of fiduciary duty by the prior owners of TFH. These actions, Herbert R. Axelrod and Evelyn Axelrod v. Central Garden & Pet Company; Glen S. Axelrod; Gary Hersch; William E. Brown; Robert B. Jones; Glen Novotny; and Neill Hines, Docket No. MON-L-5100-99, and TFH Publications, Inc. v. Herbert Axelrod et al., Docket No. L-2127-99 (consolidated cases), are in the New Jersey Superior Court. The case is currently in pretrial discovery and is scheduled for trial in June 2002.

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

In March 2001, the prior owners of TFH also brought a separate action in federal court seeking to enforce what they alleged was an “arbitration award” made by an accountant concerning the closing balance sheet of TFH. The prior owners contended that the decisions by the accountant concerning the closing balance sheet entitled them to additional monies under the purchase price provisions of the Stock Purchase Agreement. The federal court held that the accountant did not make any monetary award. The federal court entered a judgment enforcing the decisions made by the accountant concerning the closing balance sheet of TFH, but the court did not, and refused to, enter a monetary award. See Evelyn M. Axelrod, et al. v. Central Garden & Pet Company, Civil Action No. 01-1262 (MLC) U.S.D.C. of New Jersey. The prior owners have argued in the consolidated civil actions pending in the New Jersey Superior Court that the judgment by the federal court entitles them to additional monies under the purchase price provision of the Stock Purchase Agreement. The New Jersey Superior Court has stated that it will not, at this time, enter a monetary award, but that it, like the federal court, will confirm the decisions made by the accountant concerning the closing balance sheet of TFH. The Company believes that it has defenses to the claims by the prior owner for additional monies under the purchase price provisions of the Stock Purchase

Agreement, and that the prior owners’ claims are subject to or will be offset by the Company’s claims against the prior owners.

The Company, based on consultation with legal counsel, does not believe that the outcome of the above matters will have a material adverse impact on its operations, financial position, or cash flows.

Scotts and Pharmacia Litigation.    On June 30, 2000, The Scotts Company filed suit against Central to collect the purchase price of certain lawn and garden products previously sold to Central. Scotts has filed an amended complaint seeking $23 million for such products. Central has withheld payments to Scotts on the basis of claims it has against Scotts—including amounts due for services and goods previously supplied by Central and not yet paid for by Scotts. This action, The Scotts Company v. Central Garden & Pet Company, Docket No. C2 00-755, is in the United States District Court for the Southern District of Ohio, Eastern Division. On July 3, 2000, Pharmacia Corporation (formerly known as Monsanto Company) filed suit against Central seeking an accounting and unspecified amounts allegedly due Pharmacia under the four-year alliance agreement between Central and Pharmacia which expired in September 1999, as well as damages for breach of contract. This action, Pharmacia Corporation v. Central Garden & Pet Company, Docket No. 00CC-002253 Q CV, is in the Circuit Court of St. Louis County, Missouri. Central filed motions in both the Scotts and Pharmacia actions to have those cases dismissed or stayed. Central’s motion in the Scotts’ action has been denied. In the Scotts action, Central filed its answer and a counter complaint asserting various claims for breaches of contracts. Scotts filed a motion to dismiss certain of Central’s claims. On January 11, 2002, the court granted Scotts’ motion as to Central’s claim for breach of oral contract and promissory estoppel and denied the motion as to Central’s claim for fraud. Trial in the Scotts action is currently scheduled to begin in March 2002.

In the Pharmacia action, the court denied Central’s motion to stay but granted Central’s request that Scotts be joined as a party. On January 18, 2001, Pharmacia Corporation filed an Amended Petition adding Scotts to the Pharmacia action. On January 29, 2001, Central filed its Answer, including affirmative defenses, to the Amended Petition as well as Counter/Cross claims against Pharmacia and Scotts. Pharmacia and Scotts filed responses to Central’s counter and cross-claims. In addition, they filed a motion to stay claims other than claims arising under the alliance agreement between Central and Pharmacia. The Court granted this motion, thereby requiring that claims against Scotts or Pharmacia arising from non-alliance matters be litigated in the Ohio and California’s federal actions, as appropriate. On January 22, 2002, Central reached agreement with Pharmacia and Monsanto to settle all claims and disputes arising from the alliance agreements. Under the settlement agreement, Central has paid $5.5 million which had previously been recorded as an obligation by the Company. The court has vacated the trial and directed Central and Scotts to confer as to whether any issues remain to be adjudicated.

Central believes that the reconciliation of all accounts and claims with Scotts in the above cases and in the action described below will in the aggregate, not result in additional charges to Central. Further, Central believes it has substantial counterclaims and rights of offset against Scotts, as well as meritorious defenses, and intends to vigorously contest the suit filed by Scotts. However, Central cannot assure you that the resolution of this litigation will not have a material adverse effect on its results of operations, financial position and/or cash flows.

On July 7, 2000, Central filed suit against Scotts and Pharmacia seeking damages and injunctive relief as well as restitution for, among other things, breach of contract and violations of the antitrust laws. This action, Central Garden & Pet Company, a Delaware Corporation v. The Scotts Company, an Ohio corporation; and Pharmacia Corporation, formerly known as Monsanto Company, a Delaware corporation, Docket No. C 00 2465, is in the United States District Court for the Northern District of California. On October 26, 2000, the federal district court issued an order denying, for the most part, Pharmacia’s motion to dismiss Central’s federal antitrust claims. Central was given leave to file an amended federal complaint to clarify certain of its allegations. Central filed a first amended complaint on November 14, 2000. The defendants have answered the amended complaint, and trial is scheduled for July 15, 2002. The federal district court’s October 26 order also ruled that it did not have jurisdiction over Central’s state law claims and that such claims should be adjudicated in a state court. On October 31, 2000, Central filed an action entitled Central Garden & Pet Company v. The Scotts Company and Pharmacia Corporation, Docket No. C00-04586 in Contra Costa Superior Court asserting various state law claims, including the claims previously asserted in the federal action. On December 4, 2000, Pharmacia and Scotts filed a joint Motion to Stay. The state court has stayed the California action while the contract claims between and among the parties are litigated in the Ohio and Missouri actions and the antitrust claims are litigated in the California federal action. Pursuant to the settlement reached in connection with the Pharmacia action, the parties agreed that all antitrust claims and Pharmacia and Monsanto will be resolved as well, and the federal action has been dismissed as to Pharmacia and Monsanto.

Phoenix Fire.    On August 2, 2000, a fire destroyed Central’s leased warehouse space in Phoenix, Arizona, and an adjoining warehouse space leased by a third party. The adjoining warehouse tenant has filed a lawsuit seeking to recover for property damage from the fire. Local residents have also filed a purported class action lawsuit alleging claims for bodily injury and property damage as a result of the fire. The building owner and nearby businesses have also presented claims for property damage and business interruption but have not filed lawsuits. In addition, the Arizona Department of Environmental Quality is monitoring the cleanup operations and has asked Central, the building owner and the adjoining warehouse tenant to assess whether the fire and fire suppression efforts may have caused environmental impacts to soil, groundwater and/or surface water. The United States Environmental Protection Agency has also requested information relating to the fire. The overall amount of the damages to all parties caused by the fire, and the overall amount of damages which Central may sustain as a result of the fire, have not been quantified. At the time of the fire, Central maintained property insurance covering losses to the leased premises, Central’s inventory and equipment, and loss of business income. Central also maintained insurance providing $51 million of coverage (with no deductible) against third party liability. Central believes that this insurance coverage will be available with respect to third party claims against Central if parties other than Central are not found responsible. The precise amount of the damages sustained in the fire, the ultimate determination of the parties responsible and the availability of insurance coverage are likely to depend on the outcome of complex litigation, involving numerous claimants, defendants and insurance companies.

For a discussion of other pending legal proceedings, please see Central’s Annual Report on Form 10-K for the year ended September 29, 2001.

Item 2.    Changes in Securities and Use of Proceeds

Not Applicable

Item 3.    Defaults Upon Senior Securities

Not Applicable

Item 4.    Submission of Matter to a Vote of Securities Holders

Not Applicable

Item 5.    Other Information

Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits – None

(b)  There were no reports on Form 8-K filed during the quarter ended December 29, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY

Registrant

Dated: February 10, 2002

/s/ Lee D. Hines, Jr.

Lee D. Hines, Jr., Vice President and Chief Financial Officer