Form 10-Q
period 2002-03-30
CENTRAL GARDEN & PET COMPANY
filed 2002-05-14
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 30, 2002	16,824,432
Class B Stock Outstanding as of April 30, 2002	1,655,462

PART I.    FINANCIAL INFORMATION
1.    Financial Statements

Condensed Consolidated Statements of Income Three and Six Months Ended March 31, 2001 and March 30, 2002

Condensed Consolidated Balance Sheets September 29, 2001 and March 30, 2002

Condensed Consolidated Statements of Cash Flows Six Months Ended March 31, 2001 and March 30, 2002

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

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Central Garden & Pet Company
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2001	March 30, 2002
Net sales	$322,807	$290,693
Cost of goods sold and occupancy	225,323	189,501

Gross profit	97,484	101,192
Selling, general and administrative expenses	86,473	79,881

Income from operations	11,011	21,211
Interest expense	(6,406)	(3,682)
Interest income	36	14
Other income	443	892

Income before income taxes	5,084	18,535
Income taxes	2,390	7,599

Net income	$2,694	$10,936

Basic income per common share	$0.15	$0.59

Weighted average shares outstanding	18,405	18,469

Diluted income per common share	$0.15	$0.53

Weighted average shares outstanding	18,465	22,734

See notes to condensed consolidated financial statements.

Central Garden & Pet Company
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Six Months Ended
	March 31, 2001	March 30, 2002
Net sales	$534,865	$501,352
Cost of goods sold and occupancy	372,601	328,374

Gross profit	162,264	172,978
Selling, general and administrative expenses	153,519	149,786

Income from operations	8,745	23,192
Interest expense	(12,376)	(7,620)
Interest income	85	41
Other income	535	364

Income (loss) before income taxes	(3,011)	15,977
Income taxes	(1,253)	6,550

Net income (loss)	$(1,758)	$9,427

Basic income (loss) per common share	$(0.10)	$0.51

Weighted average shares outstanding	18,387	18,458

Diluted income (loss) per common share	$(0.10)	$0.51

Weighted average shares outstanding	18,387	22,661

See notes to condensed consolidated financial statements.

Central Garden & Pet Company
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares)
(unaudited)

	September 29, 2001	March 30, 2002
ASSETS
Current assets:
Cash & cash equivalents	$8,292	$8,363
Accounts receivable (less allowance for doubtful accounts of $14,464 and $12,291)	141,791	192,638
Inventories	217,902	218,293
Prepaid expenses and other assets	35,776	21,152

Total current assets	403,761	440,446
Land, buildings, improvements and equipment—net	108,798	105,864
Goodwill	371,987	371,987
Other assets	32,080	32,638

Total	$916,626	$950,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$119,423	$134,260
Accounts payable	127,884	133,380
Accrued expenses	38,412	42,694
Current portion of long-term debt	7,052	7,048

Total current liabilities	292,771	317,382
Long-term debt	151,623	152,101
Deferred income taxes and other long-term obligations	16,917	16,619
Shareholders’ Equity:
Class B stock, $.01 par value: 1,655,462 shares outstanding at September 29, 2001 and March 30, 2002	16	16
Common stock, $.01 par value: 30,532,473 and 30,561,182 issued and 16,790,223 and 16,818,932 outstanding at September 29, 2001 and March 30, 2002	305	305
Additional paid-in capital	526,410	526,501
Retained earnings	73,411	82,838
Treasury stock	(144,827)	(144,827)

Total shareholders’ equity	455,315	464,833

Total	$916,626	$950,935

See notes to condensed consolidated financial statements.

Central Garden & Pet Company
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	March 31, 2001	March 30, 2002
Cash flows from operating activities:
Net income (loss)	$(1,758)	$9,427
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,957	8,547
Change in assets and liabilities:
Receivables	(38,757)	(50,847)
Inventories	(17,437)	(391)
Prepaid expenses and other assets	(3,379)	13,998
Accounts payable	22,889	5,496
Accrued expenses	614	4,282
Other long-term obligations	(9,641)	(298)

Net cash used in operating activities	(33,512)	(9,786)
Cash flows from investing activities:
Additions to land, buildings, improvements and equipment	(6,477)	(5,545)
Payments to acquire companies, net of cash acquired	(18,277)	0

Net cash used in investing activities	(24,754)	(5,545)
Cash flows from financing activities:
Borrowings under lines of credit, net	63,337	14,837
(Repayments) borrowings of long-term debt	(5,883)	474
Proceeds from issuance of common stock—net	439	91

Net cash provided by financing activities	57,893	15,402
Net increase (decrease) increase in cash	(373)	71
Cash at beginning of period	5,685	8,292

Cash at end of period	$5,312	$8,363

Supplemental information:
Cash paid for interest	$12,419	$7,866

Cash paid for income taxes	$2,366	$2,539

See notes to condensed consolidated financial statements.

Central Garden & Pet Company
Notes to Condensed Consolidated Financial Statements
Three and Six Months Ended March 30, 2002
(unaudited)

1.    Basis of Presentation

The condensed consolidated statements of income for both the three and six months ended March 31, 2001 and March 30, 2002, the condensed consolidated balance sheet as of March 30, 2002, and the condensed consolidated statements of cash flows for the six months ended March 31, 2001 and March 30, 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made. Certain prior year amounts have been reclassified to conform to current year presentation.

Due to the seasonal nature of the Company’s business, the results of operations for the three and six months ended March 30, 2002 are not indicative of the operating results that may be expected for the year ending September 28, 2002.

It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2001 Annual Report on Form 10-K which has previously been filed with the Securities and Exchange Commission.

2.    New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.142, “Goodwill and Other Intangible Assets”. SFAS No.142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. Other intangible assets will continue to be amortized over their estimated useful lives. Amortization of goodwill, including goodwill recorded in prior business combinations, will cease upon the adoption of the standard, which the Company adopted for the fiscal year beginning September 30, 2001. As required by SFAS No. 142, the Company is performing its goodwill impairment analysis. Initial results indicate that the Company will need to record a non-cash impairment charge for goodwill in its Garden Products and Pet Products segments. The Company expects to complete this analysis in the third fiscal quarter, and record the impairment charge as a cumulative effect of a change in accounting principle. The information presented below could be adjusted based on the results of this final assessment.

The following financial information is presented as if the statement was adopted at the beginning of fiscal year 2001:

	3 Months Ended		6 Months Ended
	March 31, 2001	March 30, 2002	March 31, 2001	March 30, 2002
	(In thousands, except per share amounts)
Reported net income (loss)	$2,694	$10,936	$(1,758)	$9,427
Goodwill amortization	1,839	—	3,149	—

Adjusted net income	$4,533	$10,936	$1,391	$9,427

Basic and diluted income (loss) per share:
Reported income (loss)	$0.15	$0.59	$(0.10)	$0.51
Goodwill amortization	0.10	—	.18	—

Adjusted income	$0.25	$0.59	$0.08	$0.51

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for our fiscal year 2003.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for our fiscal year 2003, and are generally to be applied prospectively.

We are evaluating what impact, if any, SFAS Nos. 143 and 144 may have on the consolidated financial statements.

3.    Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income (loss) from continuing operations:

	Three Months Ended March 30, 2002			Six Months Ended March 30, 2002
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Basic EPS:
Net Income	$10,936	18,469	$0.59	$9,427	18,458	$0.51
Effect of dilutive securities:
Options to purchase common stock		158	—		96	—
Convertible notes	1,084	4,107	(0.06)	2,168	4,107	—
Diluted EPS:
Net income attributable to Common shareholders	$12,020	22,734	$0.53	$11,595	22,661	$0.51

	Three Months Ended March 31, 2001			Six Months Ended March 31, 2001
	Income	Shares	Per Share	Loss	Shares	Per Share
Basic EPS:
Net Income (loss)	$2,694	18,405	$0.15	$(1,758)	18,387	$(0.10)
Effect of dilutive securities:
Options to purchase common stock		60
Diluted EPS:
Net income (loss) attributable to Common shareholders	$2,694	18,465	$0.15	$(1,758)	18,387	$(0.10)

Shares of common stock from the assumed conversion of the Company’s convertible securities totaling 4,107,143 were included in the computation of diluted EPS for the three and six month periods ended March 30, 2002. The convertible securities were not included in the computation of diluted EPS for the three and six month periods ended March 31, 2001, because the assumed conversion would have been anti-dilutive.

Options to purchase 3,329,829 and 3,155,559 shares of common stock at prices ranging from $1.30 to $33.94 per share were outstanding at March 30, 2002 and March 31, 2001, respectively. For the three month periods ended March 30, 2002 and March 31, 2001, options to purchase 1,521,690 and 3,018,128 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect would be anti-dilutive. For the six month period ended March 30, 2002, options to purchase 1,522,690 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect would be anti-dilutive. For the six month period ended March 31, 2001 options to purchase 3,155,559 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the effect is anti-dilutive in loss periods.

4.    Segment Information

Management has determined that the reportable segments of the Company are Garden Products and Pet Products, based on the level at which the chief operating decision making group reviews the results of operations to make decisions regarding performance assessment and resource allocation.

	Three Months Ended
	March 31, 2001	March 30, 2002
	(in thousands)
Net sales
Garden Products	$211,642	$185,161
Pet Products	129,012	130,577
Intersegment eliminations	(17,847)	(25,045)

Total net sales	$322,807	$290,693

Intersegment sales
Garden Products	$8,360	$12,108
Pet Products	9,487	12,937

Total intersegment sales	$17,847	$25,045

Income (loss) from operations
Garden Products	$10,586	$20,827
Pet Products	8,805	10,460
Corporate	(8,380)	(9,976)

Total income from operations	11,011	21,311

Interest expense—net	(6,370)	(3,668)
Other income	443	892
Income taxes	2,390	7,599

Net income	$2,694	$10,936

Depreciation and amortization
Garden Products	$1,742	$1,373
Pet Products	2,371	2,750
Corporate	2,787	140

Total depreciation and amortization	$6,900	$4,263

	Six Months Ended
	March 31, 2001	March 30, 2002
	(in thousands)
Net sales
Garden Products	$303,518	$284,735
Pet Products	262,161	258,724
Intersegment eliminations	(30,814)	(42,107)

Total net sales	$534,865	$501,352

Intersegment sales
Garden Products	$10,963	$17,818
Pet Products	19,851	24,289

Total intersegment sales	$30,814	$42,107

Income (loss) from operations
Garden Products	$7,007	$19,191
Pet Products	14,962	18,257
Corporate	(13,224)	(14,256)

Total income from operations	8,745	23,192

Interest expense—net	(12,291)	(7,579)
Other income	535	364
Income taxes	(1,253)	6,550

Net income (loss)	$(1,758)	$9,427

Depreciation and amortization
Garden Products	$3,257	$2,780
Pet Products	5,167	5,483
Corporate	5,533	284

Total depreciation and amortization	$13,957	$8,547

	September 29, 2001	March 30, 2002
	(in thousands)
Assets
Garden Products	$289,701	$344,242
Pet Products	221,977	210,471
Corporate	404,948	396,222

Total assets	$916,626	$950,935

Goodwill (included in corporate assets)
Garden Products	$157,325	$157,325
Pet Products	211,912	211,912
Corporate	2,750	2,750

Total Goodwill	$371,987	$371,987

5.    Subsequent Event

In April 2002, the Company received a verdict related to litigation with The Scotts Company (“Scotts”). The jury awarded Scotts $10.4 million after taking into account Central’s counterclaims. The Company does not anticipate taking any charges in connection with this verdict. Central is continuing to pursue antitrust claims against Scotts in a separate action, which is scheduled for trial in July 2002.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Central was incorporated in Delaware in June 1992 and is the successor to a California corporation which was incorporated in 1955. References to “we,” “us,” “Company,” or “Central” mean Central Garden & Pet Company and its subsidiaries and divisions, and their predecessor companies and subsidiaries.

Recent developments:

As required by SFAS No. 142, the Company is performing its goodwill impairment assessment analysis. This analysis indicates that the Company will need to record a non-cash impairment charge for goodwill in its Garden Products and Pet Products segments. The Company expects to complete this analysis in the third fiscal quarter, and record the impairment. The charge will be recognized as a cumulative effect of a change in accounting principle.

In December 2000 the Company reorganized into Garden Products and Pet Products businesses. With the termination of the Company’s distribution arrangement with The Scotts Company and other anticipated sales decreases in the garden distribution business, we believed that we could not economically support a national garden distribution infrastructure. Additionally, we believed that the move toward direct sales to retailers by manufacturers would increase in the future. Given this, the Company commenced integrating garden distribution into our Garden Products business. We believe this move offers us the best opportunity to utilize our sales force and distribution know-how to provide logistics and sales support for both our proprietary brands and consumer recognized third party products to create a more profitable segment. This integration also applies to our pet distribution business. This part of our business will continue to support our partner suppliers but will increase its focus on expanding sales of our proprietary pet products. This use of distribution as an integral support function for proprietary brands has been used very successfully by our Pennington subsidiary.

Developments affecting Garden Products:

Termination of our Distribution Relationship with Scotts

Effective September 30, 2000, Scotts discontinued its distribution relationship with Central. The affected products included Scotts®, Ortho® and Miracle-Gro® products and consumer Roundup® products manufactured by Pharmacia for which Scotts acts as Pharmacia’s exclusive sales agent.

Due to the termination of the Scotts distribution relationship and anticipated sales declines, we downsized our lawn and garden distribution operations during fiscal 2001 to reflect anticipated business levels.

The termination of the Scotts distribution relationship subjects our business to significant uncertainties. Scotts and Pharmacia each initiated litigation against Central arising out of the prior distribution relationship. In addition, Central filed suit against Scotts and Pharmacia seeking damages and injunctive relief as well as restitution for, among other things, breach of contract and violations of the antitrust laws by Scotts and Pharmacia. The litigation between Central and

Pharmacia has been settled. In April 2002 Central received a jury verdict in the litigation initiated by Scotts. Central is continuing to pursue the antitrust claims against Scotts, which are scheduled for trial in July 2002 in Federal Court in San Francisco, California. For more information, see “Legal Proceedings” below in Part II—Item 1.

Developments affecting Pet Products:

Termination of our Distribution Relationship with Kal Kan

On October 19, 2001 Central commenced litigation against Kal Kan in the Superior Court for Contra Costa County, California, being Central Garden & Pet Company v. Kal Kan Foods, Inc., Action No. C01-04294. The litigation arose out of termination by Kal Kan of a Master Services Agreement dated May 10, 2000 granting Central national distribution and account servicing rights for certain pet food product lines. On November 16, 2001, Central and Kal Kan entered into a written mediation agreement and pursuant thereto, Central dismissed its Complaint without prejudice on November 21, 2001. Mediation resulted in a resolution of all claims between the parties as of April 1, 2002, in consideration of a payment to Central of $975,000 and execution of mutual releases. However, Central did take an additional expense of $1.5 million in the quarter ended March 30, 2002. This expense related to legal expenses, on-going lease costs for closed facilities and settlement of all issues between Kal Kan and Central.

Three Months Ended March 30, 2002
Compared with Three Months Ended March 31, 2001

Net sales for the three months ended March 30, 2002 decreased by 9.9% or $32.1 million to $290.7 million from $322.8 million for the three months ended March 31, 2001. The decrease in net sales relates principally to the Garden Products segment which decreased $30.2 million due to reduced third party product sales and lower grass seed revenues. The Pet Products segment also experienced a decrease in sales of $1.9 million due to the termination of our distribution agreement with Kal Kan and the closure of four small distribution centers offset in part by an increase in sales of our pet proprietary branded products.

Gross profit increased by $3.7 million, or 3.8%, from $97.5 million during the quarter ended March 31, 2001 to $101.2 million for the current quarter. Gross profit as a percentage of net sales increased from 30.2% for the fiscal year 2001 quarter to 34.8% for the current quarter. The gross margin percentage improved in both the Garden Products and Pet Products segments. As a result of the downsizing of the garden and pet sales and logistics groups sales of our proprietary brands have increased as a percentage of total sales and sales of third party products have decreased. Additionally, higher margins were achieved on our garden and pet proprietary branded products.

Selling, general and administrative expenses decreased 7.6% or $6.6 million from $86.5 million for the fiscal 2001 quarter to $79.9 million for the comparable fiscal 2002 quarter. Most of the decrease was in the Garden Products segment, partially offset by an increase in Corporate expenditures. As a percentage of net sales, selling, general and administrative expenses increased from 26.8% for the three months ended March 31, 2001 to 27.5% for the three months ended March 30, 2002.

Selling and delivery expenses decreased by $4.2 million from $34.9 million for the quarter ended March 31, 2001 to $30.7 million for the current quarter. The Garden Products segment decreased approximately $3.1 million, and the Pet Products segment decreased approximately $1.1 million. The decreases were principally related to the reduced volume of sales of third party products.

Facilities expenses were flat at $2.9 million for the quarters ended March 31, 2001 and March 30, 2002. A decrease in the Garden Products segment of $0.3 million, due to past closures of garden distribution centers, was offset by an increase in the Pet Products segment due to shutdown costs related to the termination of the distribution agreement with Kal Kan.

Warehouse and administrative expenses decreased $2.4 million from $48.7 million for the three months ended March 31, 2001 to $46.3 million for the comparable fiscal year 2002 quarter. The $2.4 million decrease was attributable to a $5.4 million decrease in Garden Products partially offset by increases of $1.0 million in Pet Products and $2.0 million in Corporate expenses. The decrease in Garden Products is related primarily to $3.5 million expensed in the prior year related to additional provisions for uncollectible receivables and a net reduction of approximately $2.4 million related to the costs incurred in the prior year for the closure of the Garden Products distribution centers. These decreases were partially offset by significant decreases in inventory levels during the current year quarter which resulted in more purchasing, merchandise handling and storage costs charged to warehouse and administration expense and not included as inventory costs, compared to the prior year quarter. The increase in the Pet Products segment is due to increased warehouse and administrative overhead costs. The increase in corporate expenses is due primarily to the increase in legal costs partially offset by the absence of goodwill amortization in the fiscal year 2002 quarter.

Net interest expense for the quarter ended March 30, 2002 decreased by $2.7 million to $3.7 million from $6.4 million for the quarter ended March 31, 2001. The decrease is attributable to both lower average short-term borrowings and lower average interest rates for the current quarter as compared with the prior year quarter. Average short-term borrowings for the three months ended March 30, 2002 were approximately $125.0 million compared with $183.9 million for the three months ended March 31, 2001. The average short-term interest rates for the quarter ended March 30, 2002 and March 31, 2001 were approximately 4.2% and 7.6%, respectively.

The Company’s effective income tax rate for the second quarter of fiscal 2002 was 41.0% compared with 47.0% for the prior year quarter. The decrease in the effective tax rate results principally from the elimination of non-deductible goodwill amortization during the quarter ended March 30, 2002 that was included in the comparable fiscal year 2001 quarter.

Six Months Ended March 30, 2002
Compared with Six Months Ended March 31, 2001

Net sales for the six months ended March 30, 2002 decreased by 6.3%, or $33.5 million, to $501.4 million from $534.9 million for the six months ended March 31, 2001. The Garden Products and Pet Products segments decreases for the six month period ended March 30, 2002 were $25.6 million and $7.9 million, respectively. The decrease in both segments resulted from lower sales of third party products offset in part by increased sales of proprietary branded products.

Gross profit increased $10.7 million, from $162.3 million to $173.0 million, for the six month periods ended March 31, 2001 and March 30, 2002, respectively. The gross margin percentage increased 6.6%, from 30.3% for the six months ended March 31, 2001 to 34.5% for the comparable fiscal 2002 period. The increase in gross profit as a percentage of net sales relates principally to increases in sales of higher margin proprietary branded products in both segments coupled with a reduction of lower margin third party product sales. The gross margin percentage in the Garden Products segment increased from 27.3% in the six month period ended March 31, 2001 to 30.8% in the six month period ended March 30, 2002. The gross margin percentage in the Pet Products segment increased from 30.3% from the six month period ended March 31, 2001 to 32.7% in the six month period ended March 30, 2002.

Selling, general and administrative expenses decreased 2.4%, or $3.7 million, from $153.5 million for the six month period ended March 31, 2001 to $149.8 million for the period ended March 30, 2002. As a percentage of net sales, selling, general and administrative expenses increased from 28.7% for the six months ended March 30, 2001 to 29.9% for the similar 2002 period. Selling and delivery expenses decreased by $3.8 million from $62.2 million for the six months ended March 31, 2001 to $58.4 million for the comparable fiscal 2002 period. Facilities expenses increased $0.1 million from $5.6 million for the six months ended March 31, 2001 to $5.7 million for the comparable fiscal 2002 period. Warehouse and administrative expenses remained flat at $85.7 million for both periods.

The $3.8 million decrease in selling & delivery expenses is due to delivery and common carrier cost reductions in both the Garden Products and Pet Products segments due to lower volumes of third party product sales.

Although warehouse and administrative expenses remained relatively flat it included a $4.7 million decrease in Garden Products, a $3.1 million increase in Pet Products and a $1.6 million increase in corporate expenses as a result of increased legal costs partially offset by the absence of goodwill amortization in fiscal year 2002. The decrease in the Garden Products segment is related to the closure of garden distribution branches in prior years and cost reductions. The increase in the Pet Products segment is due to increased warehouse and administrative overhead costs.

Net interest expense for the six months ended March 30, 2002 decreased $4.7 million to $7.6 million from $12.3 million for the comparable period ended March 31, 2001. The decrease is attributable to both lower average short-term borrowings and lower average interest rates for the six month period as compared with the prior year period. Average short-term borrowings for the six months ended March 30, 2002 were approximately $119.3 million compared with $164.0 million for the six months ended March 31, 2001. The average short-term interest rates for the six months ended March 30, 2002 and March 31, 2001 were approximately 4.5% and 8.1%, respectively.

The Company’s effective income tax rate for the six months ended March 30, 2002 was 41.0% compared with 47.0% for the six months ended March 31, 2001. The decrease in the effective tax rate results principally from the elimination of non-deductible goodwill amortization beginning in fiscal year 2002 that was included in the comparable fiscal year 2001 period.

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

Cash used in operating activities was $9.8 million for the six months ended March 30, 2002, a decrease of $23.7 million from the $33.5 million used in operating activities for the comparable fiscal 2001 period. The decrease is primarily attributable to the income generated in the current fiscal year as a result of higher gross profit margins and selling, general and administrative cost containment activities combined with the effects of significant income tax refunds received in the current year and a reduction in payments on other long-term obligations. These changes were partially offset by the effects of increased accounts receivable levels and reduced amortization included in the current year as the result of the elimination of goodwill amortization in connection with the Company’s adoption of FASB No. 142.

Cash used in investing activities of $5.5 million for the six months ended March 30, 2002 and $6.5 million for the six months ended March 31, 2001 were for the purchase of additional machinery, office and warehouse equipment. For the six months ended March 31, 2001, cash used in investing activities also included $18.3 million related to the payment for the acquisitions of All-Glass Aquarium and the Lofts and Rebel lines of products by the Company’s Pennington subsidiary.

Cash generated from financing activities decreased $42.5 million from $57.9 million for the six months ended March 31, 2001 to $15.4 million in the comparable fiscal 2002 period. The decrease is primarily attributed to lower short term borrowings in the fiscal 2002 period as compared to fiscal 2001 as a result of the Company’s improved operating performance.

The Company has a $200 million line of credit with Congress Financial Corporation (Western). The available amount under the line of credit fluctuates based upon a specific asset-borrowing base. The line of credit bears interest at a rate either equal to the prime rate or LIBOR plus 2% at the Company’s option, and is secured by substantially all of the Company’s assets. At March 30, 2002, the Company had $85.5 million of outstanding borrowings, and had $25.5 million of available borrowing capacity under this line. The Company’s line of credit contains certain financial covenants such as minimum net worth and minimum working capital requirements. The line also requires the lender’s prior written consent to any acquisition of a business. On December 12, 2000, the agreement was amended and extended to July 12, 2002. The Company is currently negotiating to replace this line of credit.

The Company’s Pennington subsidiary also has an $95.0 million line of credit. At March 30, 2002, there were $48.3 million of outstanding borrowings and $46.7 million of available borrowing capacity under this line. Interest related to this line is based on a rate either equal to the prime rate or LIBOR plus 1.375% at the Company’s option. The Company’s All-Glass Aquarium subsidiary also has a $10.0 million line of credit. As of March 30, 2002, there were $0.4 million of borrowings and $9.6 million of available borrowing capacity under this line. Interest related to this line is based on a rate equal to the prime rate less 0.5%.

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

Weather and Seasonality

Historically, the Company’s sales of lawn and garden products have been influenced by weather and climate conditions in the markets it serves. Additionally, the Company’s business has been highly seasonal. In fiscal 2001, approximately 59% of the Company’s sales occurred in the first six months of the calendar year, the Company’s second and third fiscal quarters. Substantially all of the Company’s operating income has been typically generated in this period which has historically offset the operating losses incurred during the first fiscal quarter of the year. As a result of the termination of the distribution relationship with Scotts in September 2000, and the associated reduction in Garden Products sales as a percentage of overall sales, this seasonal pattern has become, and is expected in the future to be, less significant.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company believes there has been no material change in its exposure to market risk from that discussed in the Company’s fiscal 2001 Annual Report filed on Form 10-K.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

TFH Litigation.    In December 1997, the Company acquired all of the stock of TFH Publications, Inc. In connection with the transaction, the Company made a $10 million loan to the sellers, which was evidenced by a Promissory Note. In September 1998, the prior owners of TFH brought suit against the Company and certain executives of the Company for damages and relief from their obligations under the Promissory Note, alleging, among other things, that the Company’s failure to properly supervise the TFH management team had jeopardized their prospects of achieving certain earnouts. The Company believes that these allegations are without merit. The Company counterclaimed against the prior owners for enforcement of the Promissory Note, damages and other relief, alleging, among other things, fraud, misrepresentation and breach of fiduciary duty by the prior owners of TFH. These actions, Herbert R. Axelrod and Evelyn Axelrod v. Central Garden & Pet Company; Glen S. Axelrod; Gary Hersch; William E. Brown; Robert B. Jones; Glen Novotny; and Neill Hines, Docket No. MON-L-5100-99, and TFH Publications, Inc. v. Herbert Axelrod et al., Docket No. L-2127-99 (consolidated cases), are in the New Jersey Superior Court. The case is currently in pretrial discovery and is scheduled for trial in October 2002.

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

Scotts and Pharmacia Litigation.    On June 30, 2000, The Scotts Company filed suit against Central to collect the purchase price of certain lawn and garden products previously sold to Central. Scotts filed an amended complaint seeking $23 million for such products. Central has withheld payments to Scotts on the basis of claims it has against Scotts—including amounts due for services and goods previously supplied by Central and not yet paid for by Scotts. This action, The Scotts Company v. Central Garden & Pet Company, Docket No. C2 00-755, is in the United States District Court for the Southern District of Ohio, Eastern Division. On July 3, 2000, Pharmacia Corporation (formerly known as Monsanto Company) filed suit against Central seeking an accounting and unspecified amounts allegedly due Pharmacia under the four-year alliance agreement between Central and Pharmacia which expired in September 1999, as well as damages for breach of contract. This action, Pharmacia Corporation v. Central Garden & Pet Company, Docket No. 00CC-002253 Q CV, is in the Circuit Court of St. Louis County, Missouri. Central filed motions in both the Scotts and Pharmacia actions to have those cases dismissed or stayed. Central’s motion in the Scotts’ action has been denied. In the Scotts action, Central filed its answer and a counter complaint asserting various claims for breaches of contracts. Scotts filed a motion to dismiss certain of Central’s claims. On January 11, 2002, the court granted Scotts’ motion as to Central’s claim for breach of oral contract and promissory estoppel and denied the motion as to Central’s claim for fraud.

In early April 2002, the court granted Central’s motion for leave to file a further amended counter-complaint asserting an additional claim for breach of oral contract arising from certain credits promised by Scotts in the amount of approximately $4.0 million. This claim was severed from the rest of the case. In April 2002, trail occurred on the claims and counterclaims of the parties (excluding the oral contract claim recently added to the case). The jury found in favor of Scotts on its breach of contract claim and in favor of Central on its breach of contract counterclaims for non-payment of fees and shipments of product. The net verdict was in favor of Scotts in the amount of $10.425 million which had previously been recorded as an obligation by the Company. Prior to the jury verdict, the district court had dismissed Scotts’ claim for breach of fiduciary duty and a portion of Central’s claim for breach of contract. No trial has been scheduled on Central’s remaining claim for breach of oral contract.

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

Central believes that the reconciliation of all accounts and claims in the above cases and in the action described below will in the aggregate, not result in additional charges to Central. Further, Central believes it continues to have claims and rights of offset against Scotts and intends to continue to vigorously pursue its claims, including pursuit of post-trial remedies in connection with the suit filed by Scotts. However, Central cannot assure you that the resolution of this litigation will not have a material adverse effect on its results of operations, financial position and/or cash flows.

On July 7, 2000, Central filed suit against Scotts and Pharmacia seeking damages and injunctive relief as well as restitution for, among other things, breach of contract and violations of the antitrust laws. This action, Central Garden & Pet Company, a Delaware Corporation v. The Scotts Company, an Ohio corporation; and Pharmacia Corporation, formerly known as Monsanto Company, a Delaware corporation, Docket No. C 00 2465, is in the United States District Court for the Northern District of California. On October 26, 2000, the federal district court issued an order denying, for the most part, Pharmacia’s motion to dismiss Central’s federal antitrust claims. Central was given leave to file an amended federal complaint to clarify certain of its allegations. Central filed a first amended complaint on November 14, 2000. The defendants have answered the amended complaint, and trial is scheduled for July 15, 2002. The federal district court’s October 26 order also ruled that it did not have jurisdiction over Central’s state law claims and that such claims should be adjudicated in a state court. On October 31, 2000, Central filed an action entitled Central Garden & Pet Company v. The Scotts Company and Pharmacia Corporation, Docket No. C00-04586 in Contra Costa Superior Court asserting various state law claims, including the claims previously asserted in the federal action. On December 4, 2000, Pharmacia and Scotts filed a joint Motion to Stay. The state court has stayed the California action while the contract claims between and among the parties are litigated in the Ohio and Missouri actions and the antitrust claims are litigated in the California federal action. Pursuant to the settlement reached in connection with the Pharmacia action, the parties agreed that all antitrust claims against Pharmacia and Monsanto will be resolved as well, and the federal action has been dismissed as to Pharmacia and Monsanto.

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

(a)  The annual meeting of shareholders was held on February 11, 2002.
(b)  The following directors were elected at the meeting

William E. Brown
Glenn W. Novotny
Brooks M. Pennington III
Lee D. Hines, Jr.
John B Balousek
Daniel P. Hogan, Jr.
Bruce A. Westphal

Set forth below is a tabulation with respect to the matter voted on at the meeting:

	For	Against or Withheld
William E. Brown
Common	14,189,293	1,066,995
Class B	1,603,695	-0-
Glenn W. Novotny
Common	14,216,489	1,039,799
Class B	1,603,695	-0-
Brooks M. Pennington III
Common	14,217,147	1,039,141
Class B	1,603,695	-0-
Lee D. Hines, Jr.
Common	14,266,789	989,499
Class B	1,603,695	-0-
John B. Balousek
Common	14,853,089	403,199
Class B	1,603,695	-0-
Daniel P. Hogan, Jr.
Common	14,852,730	403,558
Class B	1,603,695	-0-
Bruce A. Westphal
Common	14,852,867	403,421
Class B	1,603,695	-0-

(c)
The Amendment of the Nonemployee Director Equity Incentive Plan to increase the number of shares authorized for issuance thereunder to 200,000 and to revise the annual grants thereunder to nonemployee directors to provide for an option to purchase $100,000 of the Company’s common stock and a restricted stock grant for $10,000 of the Company’s common stock was approved at the meeting.

Set forth below is a tabulation with respect to the amendment voted on at the meeting:

	For	Against or Withheld
Common	10,117,167	5,139,321
Class B	1,603,695	-0-

Item 5.    Other Information

Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits—None
(b)	The following current report on Form 8-K was filed during the quarter ended March 30, 2002.
Form 8-K filed January 28, 2002 relating to the settlement of litigation with Pharmacia Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: May 14, 2002

/s/ STUART W. BOOTH
Stuart W. Booth, Vice President and Chief Financial Officer