Form 10-Q
period 2002-06-29
CENTRAL GARDEN & PET COMPANY
filed 2002-08-13
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

OR

☐	TRANSITION REPORT PURSUANT OF SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from____________________to_______________

Commission File Number: 0 - 20242

CENTRAL GARDEN & PET COMPANY

Delaware	68-0275553
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 31, 2002	17,139,375
Class B Stock Outstanding as of July 31, 2002	1,655,462

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Central Garden & Pet Company
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended

	June 30,	June 29,
	2001	2002

Net Sales	$341,813	$335,609
Cost of goods sold and occupancy	236,890	223,422

Gross profit	104,923	112,187

Selling, Gerneral and administrative expenses	83,899	85,923

Income from operations	21,024	26,264

Interest expense	(5,608)	(3,743)
Interest income	22	33
Other income, net	529	4,407

Income before income taxes	15,967	26,961

Income taxes	8,303	8,594

Net income	$7,664	$18,367

Net income per basic common share	$0.42	$0.99

Weighted average shares outstanding	18,433	18,579

Net income per diluted common share	$0.38	$0.84

Weighted average shares outstanding	22,598	23,200

See notes to condensed consolidated financial statements.

Central Garden & Pet Company
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Nine Months Ended

	June 30,	June 29,
	2001	2002

Net sales	$876,557	$836,961
Cost of goods sold and occupancy	605,972	552,458

Gross profit	270,585	284,503

Selling, general and
administrative expenses	240,816	235,047

Income from operations	29,769	49,456

Interest expense	(17,984)	(11,363)
Interest income	107	74
Other income, net	1,064	4,771

Income before income taxes	12,956	42,938

Income taxes	7,050	15,144

Net Income	$5,906	$27,794

Net income per basic common share	$0.32	$1.50

Weighted average shares outstanding	18,395	18,498

Net income per diluted common share	$0.32	$1.36

Weighted average shares outstanding	18,440	22,847

See notes to condensed consolidated financial statements.

Central Garden & Pet Company
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share)
(unaudited)

	September 29,	June 29,
	2001	2002

ASSETS
Current assets:
Cash & cash equivalents	$8,292	$9,278
Accounts receivable (less allowance for doubtful
accounts of $14,464 and $11,664)	141,791	159,283
Inventories	217,902	186,434
Prepaid expenses and other assets	35,776	18,504

Total current assets	403,761	373,499
Land, buildings, improvements and equipment - net	108,798	102,304
Goodwill	371,987	369,237
Other assets	32,080	34,032

Total	$916,626	$879,072

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable	$119,423	$80,233
Accounts payable	127,884	99,954
Accrued expenses	38,412	41,563
Current portion of long-term debt	7,052	7,375

Total current liabilities	292,771	229,125
Long-term debt	151,623	146,235
Deferred income taxes and other long-term obligations	16,917	16,894
Shareholders' Equity:
Class B stock, $.01 par value: 1,655,462 shares
outstanding at September 29, 2001 and June 29, 2002	16	16
Common stock, $.01 par value: 30,532,473 and 30,863,275 issued and 16,790,223 and 17,121,025 outstanding at September 29, 2001
and June 29, 2002	305	308
Additional paid-in capital	526,410	530,116
Retained earnings	73,411	101,205
Treasury stock	(144,827)	(144,827)

Total shareholders' equity	455,315	486,818

Total	$916,626	$879,072

See notes to condensed consolidated financial statements.

Central Garden & Pet Company
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended

	June 30,	June 29,
	2001	2002

Cash flows from operating activities:
Net income	$5,906	$27,794
Adjustments to reconcile net income to net cash
provided by operating activities:
Loss on fixed asset disposals	0	696
Write-off of equity method investment	0	2,800
Depreciation and amortization	21,403	12,828
Change in assets and liabilities:
Receivables	(10,737)	(17,492)
Inventories	12,267	31,468
Prepaid expenses and other assets	(6,005)	15,169
Accounts payable	(3,833)	(27,930)
Accrued expenses	8,768	3,382
Other long-term obligations	(10,998)	(23)

Net cash provided by operating activities	16,771	48,692

Cash flows from investing activities:
Additions to land, buildings, improvements and equipment	(9,930)	(7,746)
Payments to acquire companies, net of cash acquired	(18,277)	0
Proceeds from sale of land, buildings, improvements and equipment	0	586

Net cash used in investing activities	(28,207)	(7,160)

Cash flows from financing activities:
Borrowings (payments) under lines of credit, net	19,593	(39,190)
Payments on long-term debt	(7,162)	(5,065)
Proceeds from issuance of common stock - net	466	3,709

Net cash provided by (used in) financing activities	12,897	(40,546)

Net increase in cash	1,461	986
Cash at beginning of period	5,685	8,292

Cash at end of period	$7,146	$9,278

Supplemental information:
Cash paid for interest	$15,253	$10,759

Cash paid for income taxes	$7,709	$15,311

See notes to condensed consolidated financial statements.

Central Garden & Pet Company
Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended June 29, 2002
(unaudited)

1.	Basis of Presentation

The condensed consolidated statements of income for both the three and nine months ended June 30, 2001 and June 29, 2002, the condensed consolidated balance sheet as of June 29, 2002, and the condensed consolidated statements of cash flows for the nine months ended June 30, 2001 and June 29, 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made. Certain prior year amounts have been reclassified to conform to current year presentation.

Due to the seasonal nature of the Company’s business, the results of operations for the three and nine months ended June 29, 2002 are not indicative of the operating results that may be expected for the year ending September 28, 2002.

It is suggested that these interim financial statements be read with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2001 Annual Report on Form 10-K which has previously been filed with the Securities and Exchange Commission.

2.	New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.142, “Goodwill and Other Intangible Assets”. SFAS No.142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. Other intangible assets will continue to be amortized over their estimated useful lives. Amortization of goodwill, including goodwill recorded in prior business combinations, ceased upon the adoption of the standard, which the Company adopted for the fiscal year beginning September 30, 2001. As required by SFAS No. 142, the Company is performing its goodwill impairment analysis. This analysis currently indicates that the Company will need to record an impairment of goodwill in its Garden Products and Pet Products segments in excess of $150 million, resulting in a non-cash charge in excess of $115 million on an after-tax basis. The Company will complete the analysis in the fourth fiscal quarter and record the impairment charge as a cumulative effect of a change in accounting principle.

The following financial information is presented as if the statement was adopted at the beginning of fiscal year 2001:

	Three Months Ended		Nine Months Ended
	June 30,	June 29,	June 30,	June 29,
	2001	2002	2001	2002

	(In thousands, except per share amounts)

Reported net income	$7,664	$18,367	$5,906	$27,794
Goodwill amortization	3,067	-	6,263	-

Adjusted net income	$10,731	$18,367	$12,169	$27,794

Net income per basic share:
Reported income	$0.42	$0.99	$0.32	$1.50
Goodwill amortization	0.17	-	.34	-

Adjusted net income per basic share	$0.59	$0.99	$0.66	$1.50

Net income per diluted share:
Reported income	$0.38	$0.84	$0.32	$1.36
Goodwill amortization	0.14	-	0.30	-

Adjusted net income per diluted share	$0.52	$0.84	$0.62	$1.36

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

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

We are evaluating what impact, if any, SFAS Nos. 143, 144 and 146 may have on the consolidated financial statements.

3.	Earnings Per Share The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income from continuing operations:

	Three Months Ended			Nine Months Ended
	June 29, 2002			June 29, 2002

	Income	Shares	Per Share	Income	Shares	Per Share

	(In thousands, except per share amounts)
Basic EPS:
Net Income	$18,367	18,579	$0.99	$27,794	18,498	$1.50
Effect of dilutive securities:
Options to purchase common
Stock		514	-		242	-
Convertible notes	1,084	4,107	(0.15)	3,253	4,107	(0.14)

Diluted EPS:
Net income attributable
to Common shareholders	$19,451	23,200	$0.84	$31,047	22,847	$1.36

	Three Months Ended			Nine Months Ended
	June 30, 2001			June 30, 2001

	Income	Shares	Per Share	Loss	Shares	Per Share

	(In thousands, except per share amounts)
Basic EPS:
Net Income	$7,664	18,433	$0.42	$5,906	18,395	$0.32

Effect of dilutive securities:
Options to purchase common
Stock		58			45
Convertible notes	893	4,107	(0.04)

Diluted EPS:
Net income attributable
to Common shareholders	$8,557	22,598	$0.38	$5,906	18,440	$0.32

Shares of common stock from the assumed conversion of the Company’s convertible securities totaling 4,107,143 were included in the computation of diluted EPS for the three and nine month periods ended June 29, 2002 and for the three month period ended June 30, 2001. The convertible securities were not included in the computation of diluted EPS for the nine month period ended June 30, 2001, because the assumed conversion would have been anti-dilutive.

Options to purchase 2,875,152 and 2,936,759 shares of common stock at prices ranging from $1.30 to $33.94 per share were outstanding at June 29, 2002 and June 30, 2001, respectively. For the three month periods ended June 29, 2002 and June 30, 2001, options to purchase 659,448 and 2,415,678 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be anti-dilutive. For the nine month periods ended June 29, 2002 and June 30, 2001, options to purchase 1,048,275 and 2,444,678 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be anti-dilutive.

4.	Other Income

Other income includes $6 million of life insurance proceeds owed to the Company. The benefit of these proceeds was partially offset by $2.8 million in charges related to the write-off of goodwill associated with an equity method investment. The remaining amount in the current quarter and the entire amount in the prior year quarter relate to earnings from equity method investments.

5.	Segment Information

Management has determined that the reportable segments of the Company are Garden Products and Pet Products, based on the level at which the chief operating decision making group reviews the results of operations to make decisions regarding performance assessment and resource allocation.
	Three Months Ended

	June 30,	June 29,
	2001	2002

	(in thousands)
Net sales
Garden Products	$225,765	$214,796
Pet Products	116,048	120,813

Total net sales	$341,813	$335,609

Income (loss) from operations
Garden Products	$16,223	$20,144
Pet Products	12,524	14,615
Corporate	(7,723)	(8,495)

Total income from operations	21,024	26,264

Interest expense - net	(5,586)	(3,710)
Other income	529	4,407
Income taxes	(8,303)	(8,594)

Net income	$7,664	$18,367

Depreciation and amortization
Garden Products	$1,467	$1,343
Pet Products	2,662	2,797
Corporate	3,317	141

Total depreciation and amortization	$7,446	$4,281

	Nine Months Ended

	June 30,	June 29,
	2001	2002

	(in thousands)
Net sales
Garden Products	$518,320	$481,713
Pet Products	358,237	355,248

Total net sales	$876,557	$836,961

Income (loss) from operations
Garden Products	$23,230	$39,335
Pet Products	27,486	32,872
Corporate	(20,947)	(22,751)

Total income from operations	29,769	49,456

Interest expense - net	(17,877)	(11,289)
Other income	1,064	4,771
Income taxes	(7,050)	(15,144)

Net income	$5,906	$27,794

Depreciation and amortization
Garden Products	$4,724	$4,123
Pet Products	7,829	8,280
Corporate	8,850	425

Total depreciation and amortization	$21,403	$12,828

	September 29,	June 29,
	2001	2002

	(in thousands)
Assets
Garden Products	$289,701	$276,222
Pet Products	221,977	199,423
Corporate	404,948	403,427

Total assets	$916,626	$879,072

Goodwill (included in corporate assets)
Garden Products	$157,325	$157,325
Pet Products	211,912	211,912
Corporate	2,750	0

Total Goodwill	$371,987	$369,237

6.	Subsequent Event

In July 2002, the Company extended its primary credit facility with Congress Financial Corporation through July 2004. The extended credit facility provides the Company with an aggregate revolving loan commitment amount of up to $125 million. Due to lower borrowing requirements, the Company reduced the size of the facility from $200 million to $125 million. Outstanding borrowings under the facility as of June 29, 2002 were $60.8 million.

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

Recent developments:

In July 2002, the Company extended its primary credit facility with Congress Financial Corporation for two years through July 2004. The extended credit facility provides the Company with an aggregate revolving loan commitment amount of up to $125 million. Due to lower borrowing requirements, the Company reduced the size of the facility from $200 million to $125 million. The terms of the extended facility also provide improvements in borrowing base availability and operational flexibility at comparable pricing. Outstanding borrowings under the facility as of June 29, 2002 were $60.8 million.

In July 2002, Standard & Poor’s revised its outlook on the Company to stable from negative citing the company’s extension of its primary credit facility and its progress toward transitioning to higher-margin branded product sales from distribution sales.

As required by SFAS No. 142, the Company is performing its goodwill impairment assessment analysis. This analysis currently indicates that the Company will need to record an impairment of goodwill in its Garden Products and Pet Products segments in excess of $150 million, resulting in a non-cash charge in excess of $115 million on an after-tax basis. The Company will complete the analysis in the fourth fiscal quarter, and record the impairment charge as a cumulative effect of a change in accounting principle.

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

The termination of the Scotts distribution relationship subjects our business to significant uncertainties. For more information, see “Legal Proceedings” below in Part II – Item 1.

Developments affecting Pet Products:

Termination of our Distribution Relationship with Kal Kan

On October 19, 2001 Central commenced litigation against Kal Kan in the Superior Court for Contra Costa County, California, being Central Garden & Pet Company v. Kal Kan Foods, Inc., Action No. C01-04294. The litigation arose out of termination by Kal Kan of a Master Services Agreement dated May 10, 2000 granting Central national distribution and account servicing rights for certain pet food product lines. On November 16, 2001, Central and Kal Kan entered into a written mediation agreement and pursuant thereto, Central dismissed its Complaint without prejudice on November 21, 2001. Mediation resulted in a resolution of all claims between the parties as of April 1, 2002, in consideration of a payment to Central of $975,000 and execution of mutual releases. However, Central did record an additional expense of $1.5 million in the quarter ended March 30, 2002 related to legal expenses, on-going lease costs for closed facilities and settlement of all issues between Kal Kan and Central.

Three Months Ended June 29, 2002
Compared with Three Months Ended June 30, 2001

Net sales for the quarter ended June 29, 2002 decreased by 1.8% or $6.2 million to $335.6 million from $341.8 million for the quarter ended June 30, 2001. The decrease in net sales relates to the Garden Products segment which decreased $11.0 million due to reduced third party product sales. The decrease in net sales in the Garden Products segment was partially offset by an increase in the Pet Products segment of $4.8 million due to increased sales of our pet proprietary branded products.

Gross profit increased by $7.3 million, or 6.9%, from $104.9 million during the quarter ended June 30, 2001 to $112.2 million for the current quarter. Gross profit as a percentage of net sales increased from 30.7% for the fiscal year 2001 quarter to 33.4% for the current quarter. Both segments contributed equally to the increased gross profit. The gross margin percentage improvement was largely due to improved gross margins in Garden Products and, to a lesser degree, improved gross margins in Pet Products. The gross margin percentage in the Garden Products segment increased from 26.8% in the three month period ended June 30, 2001 to 30.1% in the three month period ended June 29, 2002. The gross margin percentage in the Pet Products segment increased from 38.7% in the three month period ended June 30, 2001 to 39.3% in the three month period ended June 29, 2002. As a result of the downsizing of the garden and pet sales and logistics groups, sales of our higher margin, proprietary brands have increased as a percentage of total sales and sales of third party products have decreased. Additionally, improved margins were achieved on garden and pet proprietary branded products.

Selling, general and administrative expenses increased 2.4% or $2.0 million from $83.9 million for the fiscal 2001 quarter to $85.9 million for the comparable fiscal 2002 quarter. The increase was mainly in corporate level litigation costs with smaller increases in the Garden Products and Pet Products segments. Within these segments, increased warehouse and administrative expenses were partially offset by decreased selling and delivery expenses and facility expenses. As a percentage of net sales, selling, general and administrative expenses increased from 24.5% for the quarter ended June 30, 2001 to 25.6% for the quarter ended June 29, 2002.

Selling and delivery expenses decreased by $3.3 million from $37.9 million for the quarter ended June 30, 2001 to $34.6 million for the current quarter. The Garden Products segment decreased approximately $2.7 million, and the Pet Products segment decreased approximately $0.6 million. The decreases were principally related to the reduced sales of third party products resulting from the previously announced downsizing of the garden and pet sales and logistics businesses.

Facilities expenses decreased $0.2 million from $2.9 million for the quarter ended June 30, 2000 to $2.7 million for the current quarter. A decrease in the Garden Products segment of $0.3 million, due to past closures of garden distribution centers, was offset by a minor increase in the Pet Products segment.

Warehouse and administrative expenses increased $5.5 million from $43.1 million for the quarter ended June 30, 2001 to $48.6 million for the comparable fiscal year 2002 quarter. The $5.5 million increase was attributable to increases of $3.2 million in Garden Products, $1.0 million in Pet Products and $1.3 million in corporate expenses. The increase in the Garden Products segment was due to more purchasing, merchandise handling and storage costs charged to warehouse and administration expense and not included as inventory costs due to significant decreases in inventory levels during the current year quarter, compared to the prior year quarter. This increase was partially offset by reduced shipping, accounting and information system expenditures resulting from the consolidation of the Garden Products sales and logistic functions. The increase in the Pet Products segment is due to increased warehouse and administrative overhead costs such as insurance. The increase in corporate expenses is due primarily to increased legal and insurance costs partially offset by the absence of goodwill amortization in the fiscal year 2002 quarter.

Net interest expense for the quarter ended June 29, 2002 decreased by $1.9 million to $3.7 million from $5.6 million for the quarter ended June 30, 2001. The decrease is attributable to both lower average short-term borrowings and lower average interest rates for the current quarter as compared with the prior year quarter. Average short-term borrowings for the quarter ended June 29, 2002 were approximately $121.6 million compared with $180.2 million for the quarter ended June 30, 2001. The average short-term interest rates for the quarter ended June 29, 2002 and June 30, 2001 were approximately 4.7% and 6.6%, respectively.

Other income increased $3.9 million from $0.5 million to $4.4 million for the quarter ended June 29, 2002 compared to the quarter ended June 30, 2001. The increase was due primarily to $6 million of life insurance proceeds owed to the Company. The benefit of these proceeds was partially offset by $2.8 million in charges related to the write-off of goodwill associated with an equity method investment. Earnings from equity method investments were $1.2 million for the quarter ended June 29, 2002 compared to $0.5 million in the comparable prior year quarter.

The Company’s effective income tax rate for the third quarter of fiscal 2002 was 32.0% compared with 52.0% for the prior year quarter. The decrease in the effective tax rate results principally from the elimination of non-deductible goodwill amortization and non-taxable insurance proceeds recorded in the quarter ended June 29, 2002.

Nine Months Ended June 29, 2002
Compared with Nine Months Ended June 30, 2001

Net sales for the nine months ended June 29, 2002 decreased by 4.5%, or $39.6 million, to $837.0 million from $876.6 million for the nine months ended June 30, 2001. The majority of the decrease was in the Garden Products segment which decreased $36.6 million while the Pet Products segment decreased $3.0 million for the nine month period ended June 29, 2002 as compared to the prior year nine month period. The decrease in both segments resulted primarily from lower sales of third party products offset by increased sales of Pet proprietary branded products.

Gross profit increased $13.9 million, from $270.6 million to $284.5 million, for the nine month periods ended June 30, 2001 and June 29, 2002, respectively. Both segments contributed to the increased gross profit. Gross profit as a percentage of net sales increased 10.0%, from 30.9% for the nine months ended June 30, 2001 to 34.0% for the comparable fiscal 2002 period. The increase in gross profit as a percentage of net sales related principally to increased sales of higher margin proprietary branded products in both segments coupled with a reduction of lower margin third party product sales. The gross margin percentage in the Garden Products segment increased from 27.6% in the nine month period ended June 30, 2001 to 31.6% in the nine month period ended June 29, 2002. The gross margin percentage in the Pet Products segment increased from 35.7% in the nine month period ended June 30, 2001 to 37.0% in the nine month period ended June 29, 2002.

Selling, general and administrative expenses decreased 2.4%, or $5.8 million, from $240.8 million for the nine month period ended June 30, 2001 to $235.0 million for the period ended June 29, 2002. As a percentage of net sales, selling, general and administrative expenses increased from 27.5% for the nine months ended June 30, 2001 to 28.1% for the similar 2002 period. Selling and delivery expenses decreased by $7.5 million from $100.4 million for the nine months ended June 30, 2001 to $92.9 million for the comparable fiscal 2002 period. Facilities expenses decreased $0.1 million from $8.6 million for the nine months ended June 30, 2001 to $8.5 million for the comparable fiscal 2002 period. Warehouse and administrative expenses increased $1.8 million, from $131.8 million to $133.6 million for the nine month period ended June 30, 2001 and June 29, 2002, respectively.

Of the $7.5 million decrease in selling & delivery expenses, $4.8 million was in Garden Products and $2.7 million in Pet Products. The decreases are due to delivery and common carrier cost reductions due to lower volumes of third party product sales resulting from the consolidation of the Company’s sales and logistics functions.

The increase of $1.8 million in warehouse and administrative expenses was comprised of a $0.5 million increase in Pet Products, a $2.8 million increase in corporate expenses partially offset by a $1.5 million decrease in Garden Products. The decrease in the Garden Products segment was due to reduced shipping, accounting and information system expenditures resulting from the consolidation of the Garden Products sales and logistic functions. This decrease was partially offset by increases from purchasing, merchandise handling and storage costs charged to warehouse and administration expense and not included as inventory costs due to significant decreases in inventory levels during the current year quarter, compared to the prior year quarter. The increase in corporate expenses was the result of increased legal costs partially offset by the absence of goodwill amortization in fiscal year 2002.

Net interest expense for the nine months ended June 29, 2002 decreased $6.6 million to $11.3 million from $17.9 million for the comparable period ended June 30, 2001. The decrease is attributable to both lower average short-term borrowings and lower average interest rates for the nine month period as compared with the prior year period. Average short-term borrowings for the nine months ended June 29, 2002 were approximately $121.4 million compared with $167.5 million for the nine months ended June 30, 2001. The average short-term interest rates for the nine months ended June 29, 2002 and June 30, 2001 were approximately 4.5% and 7.7%, respectively.

Other income increased $3.7 million from $1.1 million to $4.8 million for the nine months ended June 29, 2002 compared to the nine months ended June 30, 2001. The increase was due primarily to $6 million of life insurance proceeds owed to the Company. The benefit of these proceeds was partially offset by $2.8 million in charges related to the write-off of goodwill associated with an equity method investment. Earnings from equity method investments were $1.6 million for the nine months June 29, 2002 compared with $1.1 million for the nine months ended June 30, 2001.

The Company’s effective income tax rate for the nine months ended June 29, 2002 was 35.3% compared with 54.4% for the nine months ended June 30, 2001. The decrease in the effective tax rate results principally from the elimination of non-deductible goodwill amortization beginning in fiscal year 2002 that was included in the comparable fiscal year 2001 period and non-taxable insurance proceeds recorded in fiscal year 2002.

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

          Historically, the Company’s business has been highly seasonal and its working capital requirements and capital resources tracked closely to this seasonal pattern. During the first fiscal quarter, accounts receivable reach their lowest level while inventory, accounts payable and short-term borrowings begin to increase. Since the Company’s short-term credit line fluctuates based upon a specified asset borrowing base, this quarter is typically the period when the asset borrowing base is at its lowest and consequently the Company’s ability to borrow is at its lowest. During the second fiscal quarter, receivables, accounts payable and short-term borrowings begin to increase, reflecting the build-up of inventory and related payables in anticipation of the peak selling season. During the third fiscal quarter, inventory levels remain relatively constant while accounts receivable peak and short-term borrowings start to decline as cash collections are received during the peak-selling season. During the fourth fiscal quarter, inventory levels are at their lowest, and accounts receivable and payables are substantially reduced through conversion of receivables to cash. As a result of the termination of the Solaris agreement effective September 30, 1999, the ending of the Company’s distribution relationship with the Scotts Company effective September 30, 2000, and the associated reduction in Garden Products sales as a percentage of overall sales, this seasonal pattern has been and is expected to continue to be less significant.

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

          Cash provided by operating activities was $48.7 million for the nine months ended June 29, 2002, an increase of $31.9 million from the $16.8 million provided by operating activities for the comparable fiscal 2001 period. The increase is primarily attributable to the income generated in the current fiscal year as a result of higher gross profit margins combined with the effects of significant inventory reductions and income tax refunds received in the current year. These changes were partially offset by the effects of increased accounts receivable and decreased accounts payable levels.

          Cash used in investing activities of $7.2 million for the nine months ended June 29, 2002 and $9.9 million for the nine months ended June 30, 2001 were for the purchase of additional machinery, office and warehouse equipment. For the nine months ended June 30, 2001, cash used in investing activities also included $18.3 million related to the payment for the acquisitions of All-Glass Aquarium and the Lofts and Rebel lines of products by the Company’s Pennington subsidiary.

          Cash used in financing activities for the nine months ended June 29, 2002 was $40.5 million compared to the cash generated from financing activities in June 30, 2001 of $12.9 million, a decrease of $53.4 million. The decrease is primarily attributed to lower short-term borrowings in the fiscal 2002 period as compared to fiscal 2001 as a result of the Company’s improved operating performance.

          As of June 29, 2002, the Company had a $200 million line of credit with Congress Financial Corporation (Western). The available amount under the line of credit fluctuates based upon a specific asset-borrowing base. The line of credit bears interest at a rate either equal to the prime rate or LIBOR plus 2% at the Company’s option, and is secured by substantially all of the Company’s assets. At June 29, 2002, the Company had $60.8 million of outstanding borrowings, and had $48.5 million of available borrowing capacity under this line. The Company’s line of credit contains certain financial covenants such as minimum net worth and minimum working capital requirements. The line also requires the lender’s prior written consent to any acquisition of a business.

In July 2002, the Company extended its credit facility for two years through July 2004 and reduced the size of the credit facility from $200 million to $125 million. The terms of the extended facility also provide improvements in borrowing base availability and operational flexibility at comparable pricing.

          The Company’s Pennington subsidiary also has an $95.0 million line of credit. At June 29, 2002, there were $19.3 million of outstanding borrowings and $60.1 million of available borrowing capacity under this line. Interest related to this line is based on a rate either equal to the prime rate or LIBOR plus 1.375% at the Company’s option. The Company’s All-Glass Aquarium subsidiary also has a $10.0 million line of credit. As of June 29, 2002, there were $0.1 million of borrowings and $9.5 million of available borrowing capacity under this line. Interest related to this line is based on a rate equal to the prime rate less 0.5%.

          The Company believes that cash flows from operating activities, funds available under its lines of credit, and arrangements with suppliers will be adequate to fund its presently anticipated working capital requirements for the foreseeable future. The Company anticipates that its capital expenditures will not exceed $20.0 million for the next 12 months.

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

PART II.   OTHER INFORMATION

Item 1.      Legal Proceedings

          TFH Litigation. In December 1997, the Company acquired all of the stock of TFH Publications, Inc. In connection with the transaction, the Company made a $10 million loan to the sellers, which was evidenced by a Promissory Note. In September 1998, the prior owners of TFH brought suit against the Company and certain executives of the Company for damages and relief from their obligations under the Promissory Note, alleging, among other things, that the Company’s failure to properly supervise the TFH management team had jeopardized their prospects of achieving certain earnouts. The Company believes that these allegations are without merit. The Company counterclaimed against the prior owners for enforcement of the Promissory Note, rescission and/or damages and other relief, alleging, among other things, fraud, misrepresentation and breach of fiduciary duty by the prior owners of TFH. These actions, Herbert R. Axelrod and Evelyn Axelrod v. Central Garden & Pet Company; Glen S. Axelrod; Gary Hersch; William E. Brown; Robert B. Jones; Glen Novotny; and Neill Hines, Docket No. MON-L-5100-99, and TFH Publications, Inc. v. Herbert Axelrod et al., Docket No. L-2127-99 (consolidated cases), are in the New Jersey Superior Court. The case is currently in pretrial discovery and is scheduled for trial in March 2003.

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

          Scotts and Pharmacia Litigation.     On June 30, 2000, The Scotts Company filed suit against Central to collect the purchase price of certain lawn and garden products previously sold to Central. Scotts filed an amended complaint seeking $23 million for such products. Central has withheld payments to Scotts on the basis of claims it has against Scotts–including amounts due for services and goods previously supplied by Central and not yet paid for by Scotts. This action, The Scotts Company v. Central Garden & Pet Company, Docket No. C2 00-755, is in the United States District Court for the Southern District of Ohio, Eastern Division. On June 30, 2000, Pharmacia Corporation (formerly known as Monsanto Company) filed suit against Central seeking an accounting and unspecified amounts allegedly due Pharmacia under the four-year alliance agreement between Central and Pharmacia which expired in September 1999, as well as damages for breach of contract. This action, Pharmacia Corporation v. Central Garden & Pet Company, Docket No. 00CC-002253 Q CV, is in the Circuit Court of St. Louis County, Missouri. Central filed motions in both the Scotts and Pharmacia actions to have those cases dismissed or stayed. Central’s motion in the Scotts’ action has been denied. In the Scotts action, Central filed its answer and a counter complaint asserting various claims for breaches of contracts. Scotts filed a motion to dismiss certain of Central’s claims. On January 11, 2002, the court granted Scotts’ motion as to Central’s claim for breach of oral contract and promissory estoppel and denied the motion as to Central’s claim for fraud. Scotts subsequently filed a motion for summary adjudication of Central’s fraud claim. The court granted Scotts’ motion.

          In early April 2002, the court granted Central’s motion for leave to file a further amended counter-complaint asserting an additional claim for breach of oral contract arising from certain credits promised by Scotts in the amount of approximately $4.0 million owed by subagents. This claim was severed from the rest of the case. In April 2002, trial occurred on the claims and counterclaims of the parties (excluding the oral contract claim recently added to the case). The jury found in favor of Scotts on its breach of contract claim and in favor of Central on its breach of contract counterclaims for non-payment of fees and shipments of product. The net verdict was in favor of Scotts in the amount of $10.425 million which had previously been recorded as an obligation by the Company. Prior to the jury verdict, the district court had dismissed Scotts’ claim for breach of fiduciary duty and a portion of Central’s claim for breach of contract. On May 30, 2002, Scotts filed a motion seeking $7.9 million in prejudgment interest and $1.7 million in attorneys’ fees as well as recovery of unspecified costs. Scotts also asked the Court to set aside $750,000 of the jury verdict amount awarded to Central. Central has filed a motion seeking a new trial on inventory return claims involving approximately $10 million that the Court had decided against Central as a matter of law during the trial. Central has opposed Scotts’ motion and seeks an offset amount of prejudgment interest on its claims such that the net prejudgment interest owed to Scotts would be approximately $500,000. No hearing date has been set for these motions. No trial has been scheduled on Central’s remaining claim for breach of oral contract regarding subagents.

          In the Pharmacia action, the court denied Central’s motion to stay but granted Central’s request that Scotts be joined as a party. On January 18, 2001, Pharmacia Corporation filed an Amended Petition adding Scotts to the Pharmacia action. On January 29, 2001, Central filed its Answer, including affirmative defenses, to the Amended Petition as well as Counter/Cross claims against Pharmacia and Scotts. Pharmacia and Scotts filed responses to Central’s counter and cross-claims. In addition, they filed a motion to stay claims other than claims arising under the alliance agreement between Central and Pharmacia. The Court granted this motion, thereby requiring that claims against Scotts or Pharmacia arising from non-alliance matters be litigated in the Ohio and California’s federal actions, as appropriate. On January 22, 2002, Central reached agreement with Pharmacia and Monsanto to settle all claims and disputes arising from the alliance agreements. Under the settlement agreement, Central has paid $5.5 million which had previously been recorded as an obligation by the Company. The court vacated the trial, and Central and Scotts have dismissed all remaining claims against one another without prejudice.

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

          On July 7, 2000, Central filed suit against Scotts and Pharmacia seeking damages and injunctive relief as well as restitution for, among other things, breach of contract and violations of the antitrust laws. This action, Central Garden & Pet Company, a Delaware Corporation v. The Scotts Company, an Ohio corporation; and Pharmacia Corporation, formerly known as Monsanto Company, a Delaware corporation, Docket No. C 00 2465, is in the United States District Court for the Northern District of California. On October 26, 2000, the federal district court issued an order denying, for the most part, Pharmacia’s motion to dismiss Central’s federal antitrust claims. Central was given leave to file an amended federal complaint to clarify certain of its allegations. Central filed a first amended complaint on November 14, 2000. The federal district court’s October 26 order also ruled that it did not have jurisdiction over Central’s state law claims and that such claims should be adjudicated in a state court. On October 31, 2000, Central filed an action entitled Central Garden & Pet Company v. The Scotts Company and Pharmacia Corporation, Docket No. C00-04586 in Contra Costa Superior Court asserting various state law claims, including the claims previously asserted in the federal action. On December 4, 2000, Pharmacia and Scotts filed a joint Motion to Stay. The state court has stayed the California action while the contract claims between and among the parties are litigated in the Ohio and Missouri actions and the antitrust claims are litigated in the California federal action. Pursuant to the settlement reached in connection with the Pharmacia action, the parties ag reed that all antitrust claims against Pharmacia and Monsanto will be resolved as well, and the federal action has been dismissed as to Pharmacia and Monsanto. In April 2002, Scotts and Central filed cross-motions in the federal action for summary judgment on the antitrust claims. In May 2002, Scotts also filed a motion for summary judgment in the federal action based on res judicata. The court granted the res judicata motion, did not rule on the antitrust motions, and vacated the trial date. Central is appealing the court’s order.

          Phoenix Fire. On August 2, 2000, a fire destroyed Central’s leased warehouse space in Phoenix, Arizona, and an adjoining warehouse space leased by a third party. The adjoining warehouse tenant has filed a lawsuit seeking to recover for property damage from the fire. Local residents have also filed a purported class action lawsuit alleging claims for bodily injury and property damage as a result of the fire. The building owner and nearby businesses have also presented claims for property damage and business interruption. Several of these businesses have now filed lawsuits, which we expect to be consolidated with the tenant and local resident lawsuits. The Arizona Department of Environmental Quality, after monitoring the cleanup operations and asking Central, the building owner and the adjoining warehouse tenant to assess whether the fire and fire suppression efforts may have caused environmental impacts to soil, groundwater and/or surface water, has now issued a letter stating that Central need take no further action at the site with respect to environmental issues. In early 2001, the United States Environmental Protection Agency requested information relating to the fire. On July 17, 2002, the EPA informed Central that it intended to file a civil administrative complaint seeking unspecified penalties for certain alleged post-fire reporting violations. Central is in the process of responding to those allegations. The overall amount of the damages to all parties caused by the fire, and the overall amount of damages which Central may sustain as a result of the fire, have not been quantified. At the time of the fire, Central maintained property insurance covering losses to the leased premises, Central’s inventory and equipment, and loss of business income. Central also maintained insurance providing $51 million of coverage (with no deductible) against third party liability. Central believes that this insurance coverage will be available with respect to third party claims against Central if parties other than Central are not found responsible. The precise amount of the damages sustained in the fire, the ultimate determination of the parties responsible and the availability of insurance coverage are likely to depend on the outcome of complex litigation, involving numerous claimants, defendants and insurance companies.

Item 2.           Changes in Securities and Use of Proceeds
                      Not Applicable

Item 3.           Defaults Upon Senior Securities
                      Not Applicable

Item 4.           Submission of Matter to a Vote of Securities Holders
                      Not Applicable

Item 5.           Other Information
                      Not Applicable

Item 6.           Exhibits and Reports on Form 8-K

(a)	Exhibits -
	99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. section 1350.
	99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. section 1350.
(b)	The following current reports on Form 8-K were filed during the quarter ended June 29, 2002.
Form 8-K file April 30, 2002 relating to a verdict in the Company's litigation with The Scotts Company.
Form 8-K filed June 28, 2002 relating to the summary judgment motion granted in the Company's litigation with The Scotts Company.

The following current report on Form 8-K was filed subsequent to the quarter ended June 29, 2002.
Form 8-K filed July 12, 2002 relating to the extension of the Company's primary credit facility through July 2004.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY

Registrant

Dated: August 12, 2002

/s/ William E. Brown

William E. Brown, Chairman of the Board and Chief Executive Officer

/s/ Stuart W. Booth

Stuart W. Booth, Vice President and Chief Financial Officer