Form 10-K/A
period 2001-09-29
CENTRAL GARDEN & PET COMPANY
filed 2002-12-10
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2001

Commission File Number 0-20242

CENTRAL GARDEN & PET COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	68-0275553 (IRS Employer Identification Number)

3697 Mt. Diablo Boulevard, Lafayette, California 94549
(Address of principal executive offices) (Zip Code)

Telephone Number: (925) 283-4573

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class None	Name of Each Exchange on Which Registered None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

At December 5, 2001, the aggregate market value of the registrant’s Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $127,415,000 and $446,000, respectively.

At December 5, 2001, the number of shares outstanding of the registrant’s Common Stock was 16,790,623. In addition, on such date the registrant had outstanding 1,655,462 shares of its Class B Stock which is convertible into Common Stock on a share-for-share basis.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders – Part III of this Form 10-K/A.

Central Garden & Pet Company
Index to Annual Report on Form 10-K/A
For the fiscal year ended September 29, 2001

INTRODUCTORY NOTE

This amendment is being filed to give effect to the restatement of our consolidated financial statements as discussed in Note 14 to the consolidated financial statements. This amendment incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this annual report as originally filed, except where specifically noted.

PART I

Item 1.     Business

GENERAL

Overview

Central Garden & Pet Company offers a broad array of branded lawn and garden and pet supply products, including Pennington®, Four Paws®, Zodiac®, Kaytee®, Nylabone®, All-Glass®, Lofts®, Max-Q®, Norcal Pottery®, Matthews®, Amdro®, Image® and Grant’s®. Beginning in the fiscal year ended September 29, 2001 (“fiscal 2001”), Central’s operations were grouped into two business segments, the lawn and garden products business (“Garden Products”) and the pet products business (“Pet Products”). For fiscal 2001, Garden Products and Pet Products accounted for 57% and 43%, respectively, of consolidated net sales before corporate eliminations. These businesses accounted for income from operations before other charges and the allocation of certain corporate costs and eliminations of $11.0 million and $34.9 million, respectively, in fiscal 2001. These segments, their products, and the markets they serve are described under the headings “The Garden Products Business” and “The Pet Products Business” in this Part I.

Central was incorporated in Delaware in June 1992 and is the successor to a California corporation which was incorporated in 1955. References to “we,” “us,” “our” or “Central” mean Central Garden & Pet Company and its subsidiaries and divisions, and their predecessor companies and subsidiaries. Our principal executive offices are located at 3697 Mt. Diablo Boulevard, Lafayette, California 94549 and our telephone number is (925) 283-4573.

Recent Developments

Garden Products

During fiscal 2001, we intensified our focus on branded products and continued to downsize our distribution operations to reflect the reduction in business as a result of the termination on September 30, 2000 of our distribution relationship with The Scotts Company (“Scotts”).

Pet Products

On September 30, 2000, Central acquired All-Glass Aquarium Co., a leading manufacturer and marketer of aquariums and related products. Based in Franklin, Wisconsin, All-Glass had sales of approximately $61 million for the twelve months ended September 30, 2000, with manufacturing facilities located in Franklin and its Oceanic Systems subsidiary in Dallas, Texas. Its brands include All-Glass Aquarium® and Oceanic Systems®. During fiscal 2001, we integrated the acquired All-Glass business with our existing Island aquarium business so that we now offer a full line of aquariums.

In 2001, we received numerous awards for our new and innovative pet products. In January 2001, the Pet Industry Distributors Association selected our All-Glass Mini Bow 7 as the “Best New Aquarium Product,” our Nylabone Fold-away Pet Carriers as the “Best New Dog or Cat Product” and our Kaytee Yogurt Dips as the “Best New Bird or Small Animal Product.” In addition, The American Pet Products Manufacturers Association named our All-Glass Mini Bow 5 as the “Best New Aquatic Product” and our Nylabone Fold-away Pet Carrier Display Rack as the “Best POS Display.”

THE GARDEN PRODUCTS BUSINESS

Overview

Garden Products manufactures a broad array of proprietary branded lawn and garden products, including Pennington®, Amdro®, Norcal Pottery®, Lofts®, Matthews® and Grant’s®, and also performs logistics and sales activities for a variety of other manufacturers of lawn and garden products. Garden Products accounted for 57% of Central’s consolidated net sales before corporate eliminations in fiscal 2001, 66% in fiscal 2000 and 71% in fiscal 1999, and before the allocation of certain corporate costs and eliminations accounted for income from operations before other charges of $11.0 million in fiscal 2001, $34.3 million in fiscal 2000, and $50.2 million in fiscal 1999.

Proprietary Branded Products

The principal lawn and garden product lines are the Pennington line of grass seed, wild bird food and lawn care products, the Norcal Pottery line of pottery products, the Amdro and Grant’s line of ant control products, the Matthews line of wooden garden products, and seven proprietary brands of fertilizer.

Pennington. Pennington offers a broad range of seed products in the lawn and garden, forage, and wild game and bird markets. Pennington is also a large manufacturer of lawn and garden chemicals, fertilizers, soils and related products. The Pennington line of grass seed and lawn and garden products includes the trademarks Pennington Seed®, Pennington®, Penkoted®, Max-Q, ProCare®, Green Charm®, Lofts® and Rebel®. Pennington products are offered nationwide and include:

•
Grass Seed. Pennington manufactures numerous varieties and blends of cool and warm season turf grass for both the residential and professional markets, as well as forage and wild game seed varieties under the Pennington name and under private labels, including Wal*Mart’s Better Homes and Gardens® licensed program. The Pennington grass seed manufacturing facilities are some of the largest and most modern seed conditioning facilities in the industry. Pennington has recently added Lofts® and Rebel® products to its offerings under a license arrangement.

•	Bird Seed Products. Pennington is one of the largest manufacturers of wild bird feed including premium, specialty and gourmet mixes. Pennington also manufactures liquid hummingbird food.

•
Lawn and Garden Chemicals. Pennington manufactures a full line of lawn and garden weed and insect control products, under the names Eliminator®, ProCare® and Pennington’s Pride®. Eliminator® lawn and garden insecticides and herbicides are packaged exclusively for Wal*Mart.

•
Fertilizers and Soil Products. Pennington manufactures several lines of lawn and garden fertilizers, including granular products and liquid plant foods, under several brands, including Pennington® and other private and controlled labels. In addition, Pennington’s Earth Pak division also offers a complete line of soil, mulch and rock products under several brands, including Pennington and other private and controlled labels.

Norcal Pottery. Norcal Pottery designs and procures pottery products from across the United States and around the world. The products include terra cotta, stoneware, ceramics and porcelain pots and are sold to chain store accounts, independent retailers and landscapers nationwide.

AMBRANDS. AMBRANDS manufactures AMDRO® Fire Ant Bait, the leading fire ant bait product available in the consumer market, and IMAGE® Consumer Concentrate, a selective herbicide for the control of difficult weeds in Southern turf, such as nutsedge, dollarweed, wild onion and garlic, Virginia buttonweed and others. Both products are sold primarily in the Southern and Southeastern markets and are carried by key retailers including Wal*Mart, Home Depot, Ace and Lowe’s.

Grant’s. Grant’s manufactures ant baits, animal repellents and garden aid products. The Grant’s line of ant control products consists of Grant’s ant baits and granules. These products are sold nationwide through a network of lawn and garden distributors.

Unicorn Laboratories. Unicorn serves the U.S. animal health and lawn and garden industries as a private label and branded manufacturer of lawn, garden and animal health chemical products.

Matthews Four Seasons. Matthews manufactures a complete line of wooden garden products, including planters, barrel fountains, arbors and trellises. Matthews also produces a cedar bird feeder line under the Kaytee® label.

Cedar Works. Pennington has an equity stake in Cedar Works, the largest producer of wooden bird feeders in the country. Its brands include Country Home®, Nature’s Market®, Cedar Works®, Harvest Landing® and The Address of Distinction®. Cedar Works also offers injection molded plastic bird feeders and feeder accessories to complement its wooden feeder lines.

Fertilizers. Central has four proprietary brands of fertilizer — Colorado’s Own® and Mountain States®, which are manufactured by the Company, and Easy-Gro® and Turf-Magic®, which are supplied to Central by contract manufacturers. In addition, Gro Tec, Inc., a subsidiary of Pennington, markets fertilizers under Pennington®, Pro Care®, Green Charm® and other proprietary brands.

Distributed Lawn and Garden Products

Garden Products also offers its customers a comprehensive selection of other manufacturers’ brand name lawn and garden products. In selecting which products to distribute, Garden Products generally focuses on those lawn and garden brand name products that are suited to distribution due to their seasonality, variable sales movements, complexity to consumers and retailers, handling and transportation difficulties, and which therefore generally require value-added services. Garden Products does not carry live plants, power tools or high priced items which are generally sourced directly from manufacturers.

Sales and Marketing

Garden Products’ lawn and garden products are sold by approximately 175 sales personnel to a network of lawn and garden and hardware wholesale distributors nationwide. Garden Products also employs approximately 250 sales and marketing personnel to support its logistics and sales activities for a variety of other manufacturers of lawn and garden products. Most products are sold directly to retailers. Historically, Garden Products’ sales have been highly seasonal. Most retail sales of lawn and garden products occur on weekends during the spring and fall.

Sales to mass merchandisers, warehouse-type clubs and home improvement centers represent a significant portion of Garden Products’ sales. Sales to Wal*Mart represented approximately 31% of Garden Products’ sales in fiscal 2001, 36% in fiscal 2000 and 32% in fiscal 1999. Sales to Home Depot represented approximately 11% of Garden Products’ sales in fiscal 2001, 7% in fiscal 2000 and 12% in fiscal 1999. Sales to Lowe’s represented approximately 9% of Garden Products’ sales in fiscal 2001, 7% in fiscal 2000 and 8% in fiscal 1999.

Subsequent to the fiscal 2000 year end, Wal*Mart informed Garden Products of a number of significant changes in its lawn and garden supplies purchasing programs and procedures for fiscal 2001. These included Wal*Mart’s decision to purchase certain lawn and garden supplies directly from a number of manufacturers whose supplies had previously been sold through Garden Products; a change from “store door” deliveries of many of the lawn and garden supplies formerly delivered by Garden Products to individual Wal*Mart stores to a new procedure whereby Garden Products would ship these products to Wal*Mart distribution centers; and Wal*Mart’s decision not to have Garden Products personnel perform lawn and garden supplies merchandising functions inside Wal*Mart stores. As a result of these factors, and the closing of 13 distribution centers associated with the garden distribution downsizing, sales by Garden Products of other manufacturers’ lawn and garden products to Wal*Mart in 2001 declined significantly.

Garden Products’ current practice on product returns generally is to accept and credit the return of unopened cases of products from customers where the quantity is small, the product has been misshipped or the product is defective. Garden Products has arrangements with its manufacturers and suppliers to stock balance and/or credit it for a certain percentage of returned or defective products.

Manufacturing

Garden Products currently operates 14 manufacturing facilities. In addition, certain of its proprietary branded products are manufactured by contract manufacturers. Garden Products also has a development team that is responsible for developing new products within existing proprietary branded product lines and the development of new proprietary branded product lines.

Pennington has seed processing facilities in Madison, Georgia; Greenfield, Missouri; Roll, Arizona; El Centro, California; and Lebanon, Oregon to test, process and package a full range of Pennington seed varieties. Pennington also maintains observation nurseries at all manufacturing locations, enabling it to track seed growth for Pennington quality prior to selection. Pennington’s fertilizer plant, Gro Tec®, is located in Eatonton, Georgia. Pennington wild bird feed is manufactured in Penn Pak facilities in Madison, Georgia; Greenfield, Missouri; and Sidney, Nebraska. In addition, Pennington’s Earth Pak plant in Shady Dale, Georgia produces a variety of soil amendments, including pine bark nuggets and potting soils used in landscaping. Pennington also operates a fertilizer manufacturing facility in Longmont, Colorado.

Unicorn Laboratories, Inc. is located in Clearwater, Florida where it manufactures and formulates a variety of lawn, garden and animal health products. Grant’s operates a manufacturing facility in San Leandro, California, and Matthews operates a manufacturing facility in Stockton, California.

Purchasing

Most of the raw materials purchased by Garden Products are acquired from a number of different suppliers; however, a number of items are purchased from limited or single sources of supply, and disruption of these sources could have a temporary adverse effect on product shipments and Garden Products’ financial results. Garden Products believes alternative sources could be obtained to supply these materials, but a prolonged inability to obtain certain materials could result in lost sales.

Pennington obtains grass seed from various sources, which it presently considers to be adequate. No one source is considered to be essential to Pennington or to Garden Products’ business as a whole. Pennington has never experienced a significant interruption of supply. The principal raw materials required for Pennington’s wild bird seed manufacturing operations are bulk commodity grains, including millet, milo, wheat and sunflower seeds. Pennington generally purchases these raw materials one to three months in advance. Raw materials are generally purchased from large national commodity companies and local grain cooperatives. In order to ensure an adequate supply of seed to satisfy expected production volume, Pennington enters into contracts to purchase grain and seed at future dates by fixing the quantity, and often the price, at the commitment date.

The key ingredients in the Garden Products’ fertilizer and insect and weed control products are various commodity and specialty chemicals including phosphates, urea, potash, herbicides, insecticides and fungicides. Garden Products obtains its raw materials from various sources, which it presently considers to be adequate. No one source is considered to be essential to any of Garden Products’ companies or to its business as a whole. Garden Products has never experienced a significant interruption of supply.

Distribution

Garden Products currently operates 20 distribution centers throughout the country. The primary distribution centers for Pennington’s products are located both near the point of manufacture and at strategically located warehousing facilities. These facilities are located in Columbia, South Carolina; Cullman, Alabama; Greenfield, Missouri; Madison, Georgia; Kenbridge, Virginia; Hammond, Louisiana; Little Rock, Arkansas; Woburn, Massachusetts; and Laurel, Maryland. In addition, Pennington uses other outside agents and distributors, including, but not limited to, Excel Garden Products, Central’s other garden sales and logistics operations. Pennington’s products are shipped by rail and truck. While the majority of truck shipments are made by contract carriers, a portion is made by Pennington’s fleet of trucks.

Excel Garden Products operates distribution centers in Dallas, Texas; Orlando, Florida; Portland, Oregon; Sacramento, California; Santa Fe Springs, California; and Salt Lake City, Utah. Norcal Pottery operates distribution centers in San Leandro, California; Richmond, California; Ontario, California; Houston, Texas; and Algona, Washington.

Competition

The lawn and garden products industry is highly competitive. Garden Products’ lawn and garden products compete against national and regional products and private label products produced by various suppliers. Our turf and forage grass seed products compete principally against products by Barenburg, J.R. Simplott, Scotts and numerous regional seed suppliers. Our wild bird seed products compete principally against products by Audubon Park, Wagner, Red River and Gutwein. Our fertilizers, pesticides and combination products compete principally against products marketed by such companies as Scotts, Lebanon Chemical Corp., United Industries Corporation, Vigoro/Pursell Industries and Bayer/Pursell. Since its acquisition of the Ortho® line of lawn and garden products from Pharmacia Corporation (formerly Monsanto) in 1999, Scotts’ dominant position in the lawn and garden industry has been a significant competitive disadvantage for Garden Products’ branded products. Garden Products competes primarily on the basis of its strong brand names, quality, value, service and price.

Garden Products also competes with a large number of smaller local and regional distributors—with competition based on price, service and personal relationships. In addition to competition from other distributors, Garden Products also faces increased competition from manufacturers and suppliers which distribute some percentage of their products directly to retailers, bypassing distributors, or through a dual distribution system in which the manufacturer or supplier competes with distributors for sales to certain accounts. Such competition is typically based on service and price. The termination of the distribution relationship with Scotts effective September 2000 is a significant competitive disadvantage for Garden Products’ distribution sales.

THE PET PRODUCTS BUSINESS

Overview

Pet Products is a leading manufacturer of proprietary branded pet supply products, including FourPaws®, Zodiac®, Kaytee®, All-Glass Aquarium®, Oceanic Systems®, Island Aquarium®, Nylabone® and TFH®, and also performs logistics and sales activities for a variety of other manufacturers of pet supply products. Pet Products accounted for 43% of Central’s consolidated net sales before corporate eliminations in fiscal 2001, 34% in fiscal 2000 and 29% in fiscal 1999, and before the allocation of certain corporate costs and eliminations accounted for income from operations of $34.9 million in fiscal 2001, $32.3 million in fiscal 2000, and $25.3 million in fiscal 1999.

Proprietary Branded Pet Products

Pet Products’ principal pet supply product lines include the Four Paws’ line of animal products, the TFH line of pet books and Nylabone premium dog chews and pet carriers, the Kaytee line of bird and small animal food, the Wellmark line of flea and tick products, and the All-Glass®, Oceanic Systems® and Island Aquarium® line of aquariums.

Four Paws. Four Paws is one of the largest producers of dog, cat, reptile and small animal products in the United States, according to the 2000-01 Pet Age Retailer Report. Four Paws products include Magic Coat® shampoos, Wee-Wee Pads, a line of grooming supplies for dogs and cats, animal cages, tie out cables, leashes, collars, and accessories, oral hygiene products and a complete line of catnip products. Four Paws also offers a line of heating equipment and bedding material for reptiles and a line of hard rubber toys called Rough & Rugged. Four Paws products are distributed throughout the United States, Canada, Europe and Asia.

TFH Publications. TFH is a producer of pet books and the manufacturer of premium dog chews and edible bones under the brand names Nylabone®, Gumabone®, Healthy Edibles® and Flexibone®. TFH currently has over 1,200 titles in print and publishes a monthly magazine. TFH also offers a line of premium dog houses, pet carriers and dog and cat toys under the Nylabone® brand.

Kaytee. Kaytee is one of the nation’s largest manufacturers of bird seed for pet and wild birds, according to the 2000-01 Pet Age Retailer Report, as well as a manufacturer of food and treats for small animals under the Kaytee® brand. Kaytee also manufactures wild bird feed under the brand name Natures Harvest™ for Kmart Corporation and under the PETsMART private label.

Wellmark. Wellmark is a leading manufacturer of flea, tick and pest protection products for a diversified group of pest control markets, according to the 2000-01 Pet Age Retailer Report. These products—which include on-animal spot applications, sprays, shampoos and powders, collars, indoor foggers, aerosols, concentrates and pump-sprays—are based on the active ingredient methoprene. Wellmark owns the Zodiac® and Vet-Kem® trademarks in the United States and Canada as well as those of Ovitrol®, Siphotrol®, Fleatrol™, vIGRen®, Petcor®, Precor® and Natural Signature®.

All-Glass Aquarium and Island Aquarium. All-Glass Aquarium and Island Aquarium manufacture aquariums, terrariums, aquatic lighting systems, and aquarium and terrarium furniture sold under the brand names All-Glass Aquarium®, Oceanic Systems® and Island® Aquarium.

Distributed Pet Supply Products

Pet Products also offers its customers a comprehensive selection of other manufacturers’ brand name pet supply products. Pet Products carries many of the best-known brands in pet foods and supplies and combines these products into single shipments, providing its pet supply customers a wide variety of products on a cost-effective basis.

Sales and Marketing

Pet Products’ branded products are sold nationwide through its own distribution network, as well as independent distributors and directly to retailers, including national specialty pet stores, mass merchants, bookstores and independent pet retailers. Wellmark also sells products to the professional pest control market and veterinarians. At September 29, 2001, Pet Products employed approximately 125 branded products sales and marketing personnel. Pet Products also focuses on selling pet supply products to a wide variety of retailers, including independent, regional and national retail chains. Pet Products employs approximately 100 sales and marketing personnel to support its logistics and sales activities for a variety of other manufacturers of pet supply products.

Sales to mass merchants and national specialty pet stores represent a significant portion of Pet Products’ sales. Sales to PETsMART represented 7% of Pet Products’ sales in fiscal 2001, 7% in fiscal 2000 and 6% in fiscal 1999. Sales to Petco represented 6% of Pet Products’ sales in fiscal 2001, 8% in fiscal 2000 and 5% in fiscal 1999.

Manufacturing

Pet Products currently operates ten manufacturing facilities. In addition, certain of its proprietary branded products are manufactured by contract manufacturers. Pet Products also has development teams that are responsible for developing new products within existing proprietary branded product lines and the development of new proprietary branded product lines.

Four Paws operates manufacturing facilities in Hauppauge, New York. TFH’s book division and Nylabone manufacturing facilities are located in Neptune City, New Jersey. Kaytee operates manufacturing facilities in Abilene, Kansas; Chilton, Wisconsin; Cressona, Pennsylvania; and Rialto, California. Wellmark operates a manufacturing and technology center in Dallas, Texas. All-Glass Aquarium operates manufacturing facilities in Franklin, Wisconsin and Dallas, Texas. Island Aquarium operates a manufacturing facility in Fontana, California.

Purchasing

Most of the raw materials purchased by Pet Products are acquired from a number of different suppliers; however, some items, including the active ingredient Methoprene, are purchased from limited or single sources of supply, and disruption of these sources could have a temporary adverse effect on product shipments and Pet Products’ financial results. Pet Products believes alternative sources could be obtained to supply these materials, but a prolonged delay in obtaining certain materials could result in lost sales.

The principal raw materials required for Kaytee’s bird seed manufacturing operations are bulk commodity grains, including millet, milo, wheat and sunflower seeds. Kaytee generally purchases these raw materials one to three months in advance. Raw materials are generally purchased from large national commodity companies and local grain cooperatives. In order to ensure an adequate supply of seed to satisfy expected production volume, Kaytee enters into contracts to purchase grain and seed at future dates by fixing the quantity, and often the price, at the commitment date.

Distribution

Pet Products sells its products directly to retailers and a network of distributors. Pet Products currently operates eight distribution centers throughout the country. The facilities are located in Algona, Washington; Denver, Colorado; Houston, Texas; Mahwah, New Jersey; Miami, Florida; Sacramento, California; Santa Fe Springs, California; and Tampa, Florida. While the majority of truck shipments are made by Pet Products’ fleet of trucks, a portion is made by common carriers.

Competition

The pet supply products industry is highly competitive. Our branded pet products compete against national and regional products and private label products produced by various suppliers. Our Four Paws and Wellmark branded products compete principally against branded products marketed by such companies as Hartz Mountain, Sargeant’s and Eight in One. TFH Publications’ pet books compete principally against books published by Howell and Barrons, and Nylabone products compete principally against products manufactured by Aspen/Booda and Doskocil. Our Kaytee products compete principally against products marketed by Hartz Mountain, Sun Seed, Audobon Park and Wagner. Our All-Glass Aquarium and Island Aquarium branded products compete principally against Perfecto. Pet Products competes primarily on the basis of its strong brand names, innovative new products, quality, value, service and price.

Pet Products also competes with a large number of smaller local and regional distributors—with competition based on price, service and personal relationships. In addition to competition from other distributors, Pet Products also faces increased competition from manufacturers and suppliers which distribute some percentage of their products directly to retailers, bypassing distributors, or through a dual distribution system in which the manufacturer or supplier competes with distributors for sales to certain accounts. Such competition is typically based on service and price.

MATTERS RELATING TO CENTRAL GENERALLY

Significant Customers

Wal*Mart represented approximately 21% of Central’s net sales in fiscal 2001, 25% in fiscal 2000 and 24% in fiscal 1999. Wal*Mart holds significant positions in the retail lawn and garden and pet supplies markets. See “The Garden Products Business – Sales and Marketing” above.

Patent and Other Proprietary Rights

Central’s branded products companies hold numerous patents in the United States and in other countries, and have many patent applications pending in the United States and in other countries. Central considers the development of patents through creative research and the maintenance of an active patent program to be advantageous in the conduct of its business, but does not regard the holding of any particular patent as essential to its operations. Central grants licenses to certain manufacturers on various terms and enters into cross-licensing arrangements with other parties.

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

Environmental Considerations

Many of the products that we manufacture or distribute are subject to local, state, federal and foreign laws and regulations relating to environmental matters. Such regulations are often complex and are subject to change. In the United States, all products containing pesticides must be registered with the United States Environmental Protection Agency (“USEPA”) (and in many cases, similar state and/or foreign agencies) before they can be sold. The inability to obtain or the cancellation of any such registration could have an adverse effect on our business. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals, but there can be no assurance that we will continue to be able to avoid or minimize these risks. Fertilizer and growing media products are also subject to state and foreign labeling regulations. Grass seed is also subject to state, federal and foreign labeling regulations.

The Food Quality Protection Act, enacted by the U.S. Congress in August 1996, establishes a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under this Act, the USEPA is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in our products, which are also used on foods, will be evaluated by the USEPA as part of this non-dietary exposure risk assessment. It is possible that the USEPA may decide that a pesticide that we use in our products, would be limited or made unavailable to us. We cannot predict the outcome or the severity of the effect of the USEPA’s evaluation. Management believes that we should be able to obtain substitute ingredients if selected pesticides are limited or made unavailable, but there can be no assurance that it will be able to do so for all products.

In addition, the use of certain pesticide and fertilizer products is regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may include requirements that only certified or professional users apply the product or that certain products be used only on certain types of locations (such as “not for use on sod farms or golf courses”), may require users to post notices on properties to which products have been or will be applied, may require notification of individuals in the vicinity that products will be applied in the future or may ban the use of certain ingredients. We believe we are operating in substantial compliance with, or taking action aimed at ensuring compliance with, these laws and regulations. Compliance with these regulations and the obtaining of registrations does not assure, however, that our products will not cause injury to the environment or to people under all circumstances.

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

EXECUTIVE OFFICERS

Certain information regarding the executive officers of the Company is set forth below:

Name	Age	Position
William E. Brown	60	Chairman of the Board and Chief Executive Officer

Glenn W. Novotny	54	President, Chief Operating Officer and Director

Lee D. Hines, Jr.	55	Vice President, Chief Financial Officer, Secretary and Director

Brooks M. Pennington III	47	Chief Executive Officer of Pennington Seed, Inc. and Director

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

Glenn W. Novotny has been President of the Company since June 1990 and was President of the predecessor Weyerhaeuser Garden Supply (“WGS”) since 1988. Prior thereto, he was with Weyerhaeuser Corporation for 20 years with a wide range of managerial experience including manufacturing, accounting, strategic planning, sales, general management and business turnarounds.

Lee D. Hines, Jr. has been the Chief Financial Officer and Secretary of the Company since January 2000, a position he previously held from 1991 until 1993. Mr. Hines began his business career with the Chase Manhattan Bank in New York as a domestic and international lending officer and International Trade Specialist. From 1978 to 1982, he served as Vice President Finance and Chief Financial Officer of Vivitar Corporation. Following his tenure at Vivitar, Hines held the position of Chief Financial Officer of Applause, Inc. until 1987. From 1988 to 1990, he served as President and Chief Executive Officer of International Tropic-Cal, a designer, manufacturer and distributor of sunglasses and women’s hair accessories. From 1993 until January 2000, Mr. Hines was a self-employed consultant.

Brooks M. Pennington III joined the Company in February 1998 when the Company acquired Pennington. Mr. Pennington has been the President and Chief Executive Officer of Pennington since June 1994.

Item 2.     Properties

Central currently operates 24 manufacturing facilities totaling approximately 2,979,000 square feet and 28 distribution facilities totaling approximately 3,220,000 square feet. Most distribution centers consist of office and warehouse space, and several large bays for loading and unloading. Each distribution center provides warehouse, distribution, sales and support functions for its geographic area under the supervision of a regional manager. Central’s executive offices are located in Lafayette, California.

The table below lists Garden Products’ manufacturing and distribution facilities:

Location	Type of Facility	Owned or Leased
Cullman, AL	Distribution	Owned
Little Rock, AR	Distribution	Owned
Roll, AZ	Manufacturing	Owned
El Centro, CA	Manufacturing	Owned
Ontario, CA	Distribution	Leased
Richmond, CA	Distribution	Leased
Sacramento, CA	Distribution	Leased
San Leandro, CA	Manufacturing	Leased
San Leandro, CA	Distribution	Leased
Santa Fe Springs, CA	Distribution	Leased
Stockton, CA	Manufacturing	Leased
Longmont, CO	Manufacturing	Owned
Clearwater, FL	Manufacturing	Leased
Orlando, FL	Distribution	Leased
Eatonton, GA	Manufacturing	Owned
Madison, GA (2)	Manufacturing	Owned
Madison, GA	Distribution	Owned
Shady Dale, GA	Manufacturing	Owned
Hammond, LA	Distribution	Owned
Woburn, MA	Distribution	Leased
Laurel, MD	Distribution	Leased
Greenfield, MO (2)	Manufacturing	Owned
Greenfield, MO	Distribution	Owned
Sidney, NE	Manufacturing	Owned
Lebanon, OR	Manufacturing	Owned
Portland, OR	Distribution	Leased
Columbia, SC	Distribution	Owned
Dallas, TX	Distribution	Leased
Houston, TX	Distribution	Leased
Salt Lake City, UT	Distribution	Leased
Kenbridge, VA	Distribution	Leased
Algona, WA	Distribution	Leased

The table below lists Pet Products’ manufacturing and distribution facilities:

Location	Type of Facility	Owned or Leased
Fontana, CA	Manufacturing	Leased
Rialto, CA	Manufacturing	Owned
Sacramento, CA	Distribution	Leased
Santa Fe Springs, CA	Distribution	Leased
Denver, CO	Distribution	Leased
Miami, FL	Distribution	Leased
Tampa, FL	Distribution	Leased
Abilene, KS	Manufacturing	Owned
Mahwah, NJ	Distribution	Leased

Location	Type of Facility	Owned or Leased
Neptune City, NJ	Manufacturing	Leased
Hauppauge, NY	Manufacturing	OwnedV
Cressona, PA	Manufacturing	Owned
Dallas, TX	Manufacturing	Leased
Dallas, TX	Manufacturing	Owned
Houston, TX	Distribution	Leased
Algona, WA	Distribution	Leased
Chilton, WI	Manufacturing	Owned
Franklin, WI	Manufacturing	Owned

Central’s leases generally expire between 2002 and 2008. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. In addition to the facilities that are owned, Central’s fixed assets are comprised primarily of trucks and warehousing, transportation and computer equipment.

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

Scotts and Pharmacia Litigation. On June 30, 2000, The Scotts Company filed suit against Central to collect the purchase price of certain lawn and garden products previously sold to Central. Scotts has filed an amended complaint seeking $23 million for such products. Central has withheld payments to Scotts on the basis of claims it has against Scotts – including amounts due for services and goods previously supplied by Central and not yet paid for by Scotts. This action, The Scotts Company v. Central Garden & Pet Company, Docket No. C2 00-755, is in the United States District Court for the Southern District of Ohio, Eastern Division. On July 3, 2000, Pharmacia Corporation (formerly known as Monsanto Company) filed suit against Central seeking an accounting and unspecified amounts allegedly due Pharmacia under the four-year alliance agreement between Central and Pharmacia which expired in September 1999, as well as damages for breach of contract. This action, Pharmacia Corporation v. Central Garden & Pet Company, Docket No. 00CC-002253 Q CV, is in the Circuit Court of St. Louis County, Missouri. Central filed motions in both the Scotts and Pharmacia actions to have those cases dismissed or stayed. Central’s motion in the Scotts’ action has been denied. In the Scotts action, Central has filed its answer and a counter complaint asserting various claims for breaches of contracts. Scotts has filed a motion to dismiss one of Central’s claims, and that motion is still under submission by the court. Trial in the Scotts action is currently scheduled to begin in March 2002.

In the Pharmacia action, the court denied Central’s motion to stay but granted Central’s request that Scotts be joined as a party. On January 18, 2001, Pharmacia Corporation filed an Amended Petition adding Scotts to the Pharmacia action. On January 29, 2001, Central filed its Answer, including affirmative defenses, to the Amended Petition as well as Counter/Cross claims against Pharmacia and Scotts. Pharmacia and Scotts have filed responses to Central’s counter and cross-claims. In addition, they filed a motion to stay claims other than claims arising under the alliance agreement between Central and Pharmacia. The Court granted this motion, thereby requiring that claims against Scotts or Pharmacia arising from non-alliance matters be litigated in the Ohio and California’s federal actions, as appropriate. Trial in the Pharmacia action is scheduled to begin on January 22, 2002.

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

Item 4.     Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

The Common Stock of the Company has been traded on the Nasdaq National Market under the symbol CENT since the Company’s initial public offering on July 15, 1993. The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for the Common Stock, as reported by the Nasdaq National Market.

Fiscal 2000	High	Low
First Quarter	9.63	6.94
Second Quarter	11.69	8.25
Third Quarter	12.13	8.72
Fourth Quarter	10.06	6.75
Fiscal 2001
First Quarter	9.19	6.63
Second Quarter	8.97	6.81
Third Quarter	10.00	6.48
Fourth Quarter	9.75	7.13

As of September 29, 2001, there were approximately 154 holders of record of the Company’s Common Stock and seven holders of record of the Company’s Class B Stock.

Central has not paid any cash dividends on its common stock in the past. Central currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future. In addition, Central’s line of credit restricts its ability to pay dividends. See Note 5 of Notes to Consolidated Financial Statements.

Item 6.     Selected Financial Data

The following selected statement of operations and balance sheet data of Central as of and for the fiscal years ended September 27, 1997, September 26, 1998, September 25, 1999, September 30, 2000 and September 29, 2001 have been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto in “Item 8 – Financial Statements and Supplementary Data” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K/A. This selected financial data contains certain financial information that has been restated. See Note 14 to the consolidated financial statements for further discussion.

	Fiscal Year Ended
	September 27, 1997	September 26, 1998	September 25, 1999	September 30, 2000	September 29, 2001
	(in thousands, except per share data)
Statement of Operations Data:
Net sales (1)(2)	$839,498	$1,293,330	$1,531,615	$1,350,878	$1,122,999
Cost of goods sold and occupancy	694,925	1,021,826	1,212,319	1,037,701	811,186

Gross profit	144,573	271,504	319,296	313,177	311,813
Selling, general and administrative expenses (2)	109,160	200,677	262,366	274,077	297,751
Other charges	—	6,903	2,708	27,156	—

Income from operations	35,413	63,924	54,222	11,944	14,062
Interest expense – net	(6,554)	(7,609)	(12,087)	(22,551)	(23,083)
Other income	1,509	1,534	1,106	1,176	1,631

Income (loss) before income taxes	30,368	57,849	43,241	(9,431)	(7,390)
Income taxes	12,765	24,302	19,041	4,053	(247)

Net income (loss)	$17,603	$33,547	$24,200	$(13,484)	$(7,143)

Net income (loss) per common share:
Basic	$1.11	$1.18	$0.89	$(0.72)	$(0.39)
Diluted	$1.07	$1.15	$0.88	$(0.72)	$(0.39)
Weighted average shares outstanding:
Basic	15,832	28,502	27,328	18,786	18,402
Diluted	19,970	33,007	27,437	18,786	18,402

	September 27, 1997	September 26, 1998	September 25, 1999	September 30, 2000	September 29, 2001
Balance Sheet Data:
Working capital	$253,926	$277,567	$169,192	$119,021	$110,990
Total assets	559,043	928,554	955,394	945,311	916,626
Short-term borrowings	72	8,095	97,368	134,516	126,475
Long-term borrowings	115,200	125,125	123,898	148,242	151,623
Shareholders’ equity	281,807	588,628	495,291	461,840	455,315

(1)
See Management’s Discussion and Analysis of Financial Condition and Results of Operations herein for a discussion of sales fluctuations related to internal growth and business acquisitions for fiscal years 2001, 2000 and 1999.

(2)	Reflects the reclassification of $2.9 million and $4.3 million for fiscal 1999 and 2000, respectively, related to volume-based rebate incentives offset by certain shipping and handling billings.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below gives effect to the restatement of previously issued consolidated financial statements. See Note 14 to the consolidated financial statements for further discussion.

Overview

In fiscal 2000, Central’s operations were grouped into three business segments, the lawn and garden branded products business, the pet branded products business and the distribution business. In fiscal 2001, Central reorganized its garden and pet businesses. Under the reorganization, Central’s garden branded products and distribution businesses became one operating unit, “Garden Products”, while its pet branded products and distribution businesses became another operating unit, “Pet Products”. For fiscal 2001, Garden Products and Pet Products accounted for approximately 57% and 43%, respectively, of consolidated net sales before corporate eliminations. These businesses accounted for income from operations before other charges and the allocation of certain corporate costs and eliminations of $12.7 million and $34.9 million, respectively, in fiscal 2001. The Company experienced a net loss of $7.1 million and $13.5 million for fiscal 2001 and 2000, respectively.

One of the measures management uses to evaluate the performance of its business segments is earnings before other charges, unusual items, interest, taxes and amortization and depreciation (EBITDA – excluding other income, other charges and unusual items), which represented income of $72.6 million and $76.4 million in fiscal 2001 and 2000, respectively.

The discussion below, and the following presentation, are intended to assist the reader in understanding the results of our operations. This presentation is not intended to replace net income (loss), cash flows or financial position, as determined in accordance with accounting principles generally accepted in the United States of America.

	Fiscal 2001	Fiscal 2000
	(in millions)
Net sales	$1,123.0	$1,350.9

Net loss	$(7.1)	$(13.5)
Add: Other charges	—	27.2
Unusual items	30.0	11.3
Interest expense – net	23.1	22.6
Less: Other income	(1.6)	(1.2)
Income tax (benefit) expense	(0.2)	4.0

EBIT (1)	44.2	50.4
Add: Depreciation and amortization	28.4	26.0

EBITDA (2)	$72.6	$76.4

(1)	Earnings before other charges, unusual items, interest and taxes.

(2)	Earnings before other charges, unusual items, interest, taxes and amortization and depreciation.

Shown below is a summary of these expenses, which the Company believes were unusual in nature during fiscal 2001.

	Pet Products	Garden Products	Corporate	Company
	(in thousands)
Closed branches	$274	$3,910	$—	$4,184
Personnel reductions	1,088	2,970	450	4,508
Excess freight	—	2,063	—	2,063
Legal & professional	597	—	11,875	12,472
Excess bad debt	—	3,100	—	3,100
Pre-press publication & inventory write-downs	2,000	1,700	—	3,700

	$3,959	$13,743	$12,325	$30,027

During the last two fiscal years, the Company has been adversely affected by a number of events.

At the end of fiscal 1999, the Company’s exclusive distribution agreement for Solaris products ended. During fiscal 2000, Scotts began to distribute both its Miracle Gro and Solaris products through a system that involved a combination of distributors as well as direct sales to certain major retailers. This change, compared with fiscal 1999, reduced revenue by approximately $176 million in fiscal 2000. Before the end of fiscal 2000, Scotts discontinued its distribution relationship with the Company. As a consequence, sales volumes for future periods were expected to significantly decline, which resulted in the Company initiating a plan to close 13 distribution centers. The closures and the related workforce reductions, employee benefit obligations and asset impairments resulted in “other charges” for fiscal 2000 of $27.5 million. As a result, sales of other companies’ products by Garden Products in fiscal 2001 declined approximately $275 million compared with fiscal 2000. Also in fiscal 2000, both Scotts and Pharmacia initiated litigation against the Company arising out of the prior distribution relationship, and the Company filed suit against Scotts and Pharmacia for breach of contract and violations of the antitrust laws as discussed above in “Item 3. Legal Proceedings.”

In August 2000, a fire destroyed the Company’s leased facility in Arizona and an adjoining warehouse space leased by a third party. Various parties have filed lawsuits, and both the Arizona Department of Environmental Quality and the U.S. Environmental Protection Agency have requested information relating to the fire. Lawyers and specialists representing several insurance companies have been meeting since August 2000 to determine the extent of liability for the various parties involved. At this time the precise amount of damages, the ultimate determination of the parties responsible and the availability of insurance coverage are likely to depend on the outcome of complex litigation.

Much of the discovery work on the above lawsuits and the other litigation described above in “Item 3. Legal Proceedings” was conducted during fiscal 2001 and will continue into fiscal 2002. As a result of the litigation, the Company incurred legal, accounting and other professional expenses of approximately $12.4 million in fiscal 2001 and $3.8 million in fiscal 2000. The Company believes that legal and professional fees for fiscal 2002 will approximate the fiscal 2001 level and will decline significantly in subsequent years.

Despite downsizing, the distribution operations of our Garden Products segment continued to adversely affect profitability in fiscal 2001. In accordance with accounting principles generally accepted in the United States of America, certain costs related to the 13 closed distribution centers were not included as part of the $27.5 million of “other charges” recorded in fiscal 2000. These costs included wages and related benefits for those employees who stayed on to either sell off certain of the remaining inventory or arrange to ship inventory to other Central locations, or arrange to secure temporary storage until the inventory could be moved to other Central locations. Likewise, freight costs incurred to ship inventory from the closed locations to open facilities were not included in the fiscal 2000 “other charges”. These costs were incurred and recorded in fiscal 2001.

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

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	Fiscal Year Ended
	September 29, 2001	September 30, 2000	September 25, 1999
Net sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy	72.2	76.8	79.2

Gross profit	27.8	23.2	20.8
Selling, general and administrative	26.5	20.3	17.1
Other charges	—	2.0	0.2

Income from operations	1.3	0.9	3.5
Interest expense, net	(2.1)	(1.7)	(0.8)
Other income	0.2	0.1	0.1
Income tax expense (benefit)	(0.0)	0.3	1.2

Net income (loss)	(0.6)%	(1.0)%	1.6%

Fiscal 2001 Compared with Fiscal 2000

Net sales for fiscal 2001 decreased by 16.9% or $227.9 million to $1,123.0 million from $1,350.9 million for fiscal 2000. The decrease is due to a $243.1 million decrease in net sales of Garden Products offset in part by a sales increase in Pet Products of $15.2 million. Adjusting for newly acquired operations, the sales decrease in Garden Products was $252.8 million and in Pet Products net sales would have resulted in a decrease of $32.7 million. The decrease in Garden Products relates to the sales and logistics group, which was expected after we closed 13 distribution centers in late fiscal 2000 as a result of the termination of our distribution relationship with Scotts. The sales decrease in our Pet Products business was attributable to the closure of three pet distribution centers during fiscal 2000 and a decline in Kaytee sales of wild birdseed. In fiscal 2001, Arch, a major pool chemical supplier, and Kal Kan, a supplier of dog food, notified us that they each intend to terminate their relationship with the Company and distribute their products directly to retailers. In fiscal 2001, sales of Arch products were approximately $50.5 million. The gross profit associated with these sales in fiscal 2001 was approximately $8.0 million. Sales of Kal Kan products to independent retailers were approximately $8.5 million in fiscal 2001. The gross profit associated with these sales in fiscal 2001 was estimated to be $0.9 million based on historical customer profitability. In addition, the Kal Kan business lost includes approximately $5.8 million of fees related to shipments to PETsMART. The loss of the Kal Kan business contributed to the decision to close two smaller pet distribution centers during the first quarter of fiscal 2002 with a third facility closure planned for February 2002.

Gross profit decreased by $1.4 million or 0.4% from $313.2 million during fiscal 2000 to $311.8 million for fiscal 2001. Adjusting for newly acquired operations, gross profit would have decreased by 4.3% or $13.5 million. The decrease in gross profit dollars relates principally to lower revenues in the sales and logistics group within Garden Products, while Pet Products generated approximately the same gross profit dollars as in fiscal 2000. Gross profit for both segments was adversely affected by inventory and inventory related write-downs in fiscal 2001. In Pet Products, TFH reduced the carrying value of their book inventory by $1.5 million and wrote off $0.5 million of pre-press publication costs. The inventory write-down is primarily the result of a continuing sales decline in pet books which in turn has created excess and obsolete book inventory. The decline in pet book sales relates principally to reduced floor space allocated to books by the large retailers coupled with a reduction in the number of titles they will carry. In Garden Products, Pennington wrote-down its Bahia grass seed inventory by $1.7 million as a result of a significant decline in the market price for that particular variety. In connection with the closure of 13 distribution centers in fiscal 2000, management, at the existing centers, evaluated the inventory at these facilities to determine the amount of potential overstock and to assess how much inventory could be moved to those locations which would remain open. This evaluation resulted in a write-down of $7.5 million in fiscal 2000 to adjust the inventory to its estimated realizable value. Due to the age of the inventory which remained combined with the fact that more of this inventory became obsolete due to packaging changes made by the manufacturer, management’s evaluation of its estimated realizable value resulted in a further write-down of $2.2 million in fiscal 2001.

Gross profit as a percentage of sales increased to 27.8% during fiscal 2001 from 23.2% for fiscal 2000. The percentage improvement is principally due to a reduction in sales of other manufacturers’ products within Garden Products, which accounted for a significantly lower percentage of total sales. Sales of other manufacturers’ products generally result in lower gross margins compared to sales of Central’s own branded products. Overall, Garden Products’ gross profit improved from 18.5% in fiscal 2000 to 23.0% in fiscal 2001.

Selling, general and administrative expenses increased by $23.7 million or 8.6% from $274.1 million during fiscal 2000 to $297.8 million in fiscal 2001. Of the $23.7 million increase, approximately $17.8 million was attributable to newly acquired businesses. As a percentage of net sales, selling, general and administrative expenses increased from 20.3% during fiscal 2000 to 26.5% for fiscal 2001.

Selling and delivery expenses decreased by $15.6 million, which was net of a $10.0 million increase related to newly acquired operations, from $146.7 million in fiscal 2000 to $131.1 million in fiscal 2001. The decrease in selling and delivery expenses relates principally to the sales decline in Garden Products compared with fiscal 2000. Included in fiscal 2001 selling and delivery expense was approximately $2.1 million attributable to the closure of three Pet Products branches during fiscal 2001 and increased freight costs to service out of market customers transferred from Garden Products 13 distribution centers closed in fiscal 2000.

Facilities expense decreased by $2.9 million from $14.4 million in fiscal 2000 to $11.5 million in fiscal 2001. Included in fiscal 2001 is approximately $0.5 million related to newly acquired businesses. This increase was more than offset by decreased expenses from the closure of the distribution centers, the majority of which was in Garden Products.

Warehouse and administrative expenses increased $42.2 million to $155.2 million in fiscal 2001 from $113.0 million in fiscal 2000. Of the $42.2 million increase, approximately $7.3 million related to newly acquired businesses. Of the $34.9 million increase from existing operations, approximately $4.0 million was attributable to Pet Products, $20.5 million to Garden Products and $10.4 million to corporate. The increase of $34.9 million compared with fiscal 2000 related principally to 1) additional bad debt provisions of $4.5 million, of which $3.1 million relates to two large Garden Products’ customers who went bankrupt or ceased operations during the last month of fiscal 2001; 2) increased legal and professional fees of $5.4 million, which included in fiscal 2001 approximately $12.4 million associated with the fire at our Arizona warehouse and the litigation work related to the Scotts and T.F.H. lawsuits; 3) an increase in general and medical insurance of $2.4 million; 4) increased depreciation and goodwill amortization of $2.4 million; 5) as a result of the closure of Garden Products’ and Pet Products’ locations, there has been a significant decrease in both sales and inventory levels, which resulted in an $11.3 million increase in the amount of purchasing, merchandise handling and storage costs charged to warehouse and administration expense, and not included as inventory costs, compared to the prior year; 6) increased information systems costs of $0.9 million – primarily new systems being implemented to centralize sales, marketing, inventory and financial data; 7) an increase in personnel and other professional costs for research and development of $0.6 million; and 8) increases in office rents and general increases in normal operating expenses of $7.4 million.

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

During fiscal 2001, the Company recognized a tax benefit of $.2 million on a pre-tax loss of $7.4 million. The tax benefit was affected by certain goodwill amortization which is not deductible for income tax purposes.

Fiscal 2000 Compared with Fiscal 1999

Net sales for fiscal 2000 decreased by 11.8% or $180.7 million to $1,350.9 million from $1,531.6 million for fiscal 1999. The decrease was due to a $218.7 million decrease in Garden Products’ sales ($261.1 million attributable to reduced sales of other companies’ products, primarily sales of Solaris’ products, which was partially offset by $12.7 million in sales of existing branded product offerings and $29.7 million in sales attributable to businesses acquired – Norcal Pottery, acquired in January 1999; Unicorn Laboratories, acquired in December 1999; and the Amdro and Image product lines, acquired in March 2000) being partially offset by a $38.0 million increase in Pet Products sales.

Gross profit decreased by $6.1 million or 1.3% from $319.3 million during fiscal 1999 to $313.2 million for fiscal 2000. Gross profit as a percentage of net sales increased from 20.8% for fiscal 1999 to 23.2% for fiscal 2000. The decrease in gross profit dollars was principally related to a $16.9 million decrease in Garden Products’ gross profit partially offset by a $10.8 million increase in Pet Products’ gross profit. As a result of resizing our lawn and garden distribution operations, the carrying value of inventory at the distribution centers to be closed was evaluated to determine what products could be moved to the locations remaining open, how much of it would represent significant overstock and what products would have to be liquidated at the individual distribution centers. This evaluation resulted in a write-down of lawn and garden inventory of $7.5 million to adjust such inventory to its estimated realizable value. This write-down resulted in an increase in cost of goods sold and occupancy of $2.6 million in fiscal 2000 compared with the inventory write-down of $4.9 million recorded in fiscal 1999. The increase in gross profit as a percentage of net sales was primarily driven by an increase in Garden Products resulting from a larger proportion of higher margin branded product sales relative to total sales due to the reduction in sales of low margin Solaris products principally to retailers’ distribution centers. Pet Products’ gross profit percentage remained relatively constant.

Selling, general and administrative expenses increased $11.7 million, or 4.5% from $262.4 million during fiscal 1999 to $274.1 million for fiscal 2000. Of the $11.7 million increase, approximately $8.3 million was attributed to newly acquired businesses. As a percentage of net sales, selling, general and administrative expenses increased from 17.1% during fiscal 1999 to 20.3% for fiscal 2000. Selling and delivery expenses increased by $1.6 million from $145.1 million in fiscal 1999 to $146.7 million in fiscal 2000. Of this increase, $3.7 million related to newly acquired businesses. These increases were offset by a decrease from existing operations of $2.1 million primarily attributable to a $6.7 million decrease in lawn and garden distribution operations resulting from lower sales, offset by a $4.6 million increase principally related to Pennington as a result of increased coop and media advertising, and expanded use of common freight carriers coupled with increased fuel costs. Facilities expense totaled $14.4 million in both fiscal 1999 and 2000. This results from an increase in costs associated with newly acquired businesses of $0.3 million, offset by a reduction in costs associated with existing operations of $0.3 million. The decrease in existing operations related principally to lawn and garden distribution operations resulting from certain facilities which were closed during fiscal 1999. Warehouse and administrative expense increased $10.1 million from $102.9 million in fiscal 1999 to $113.0 million in fiscal 2000. Of this increase, $4.3 million related to newly acquired businesses. The increase from existing operations, $5.8 million, related principally to increases in legal and professional fees of $5.3 million related to our strategic planning and evaluation process, and increases in corporate personnel, related travel and corporate office space.

In September 2000, the Company recorded $27.5 million of charges resulting from workforce reductions, employee benefit obligations, facility closures, and asset impairments that were necessary due to the termination of the Company’s distribution arrangement with Scotts and other anticipated sales decreases in Garden Products. These charges were offset by the reversal of $0.3 million of certain exit-related costs recorded in connection with the fiscal 1998 restructuring plan for which the Company was no longer obligated.

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

Net interest expense for the fiscal year ended September 30, 2000 increased by $10.5 million to $22.6 million from $12.1 million for the fiscal year ended September 25, 1999. The increase is due to higher average outstanding short-term debt resulting principally from the Company’s stock repurchase program and the businesses acquired. During the fiscal year ended September 30, 2000, the Company repurchased 2,890,900 shares of its stock for a total cost of approximately $21.7 million, primarily through the use of its revolving credit facility.

Average short-term borrowings for the fiscal year ended September 30, 2000 were $159.2 million compared with $65.8 million for the fiscal year ended September 25, 1999. The average short-term interest rates for the fiscal years ended September 30, 2000 and September 25, 1999 were 9.0% and 7.5%, respectively.

During fiscal 2000 the Company recognized tax expense of $4.1 million on a pre-tax loss of $9.4 million primarily as the result of non-deductible charges, primarily goodwill amortization and impairment charges, recorded during the year.

New Accounting Pronouncements

See Note 1, “Organization and Significant Accounting Policies” in the accompanying consolidated financial statements.

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

The Company’s businesses service two broad markets: lawn and garden and pet supplies. The pet supplies businesses involve products that have a year round selling cycle with very little change quarter to quarter. As a result, it is not necessary to carry large quantities of inventory to meet peak demands. Additionally, this level sales cycle eliminates the need for manufacturers to give extended credit terms to either distributors or retailers. On the other hand, the Garden Products’ businesses are highly seasonal with approximately 66% of their aggregate sales occurring during the second and third fiscal quarters. For many manufacturers of garden products this seasonality requires them to move large quantities of their product well ahead of the peak selling periods. To encourage distributors to carry large amounts of inventory, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.

The Company generated cash from operating activities of $38.8 million during fiscal 2001, which declined from $40.1 million during fiscal 2000, primarily due to the decline in sales volume during the year. Net cash used in investing activities of $32.2 million resulted from acquisitions of new companies and the acquisition of office and warehouse equipment, including computer hardware and software. Net cash used in financing activities of $4.0 million consisted principally of net repayments of $9.8 million under the Company’s lines of credit and payments of $12.8 million related to long-term debt, partially offset by $18.0 million in new long-term borrowings.

The Company has a $200.0 million line of credit with Congress Financial Corporation (Western). The available amount under the line of credit fluctuates based upon a specific asset-borrowing base. The line of credit bears interest at a rate either equal to the prime rate or LIBOR plus 2% at the Company’s option, and is secured by substantially all of the Company’s assets. At September 29, 2001, the Company had $83.1 million of outstanding borrowings, and had $16.8 million of available borrowing capacity under this line. The Company’s line of credit contains certain financial covenants such as minimum net worth and minimum working capital requirements. The line also requires the lender’s prior written consent to any acquisition of a business. The Company’s Pennington subsidiary also has a $85.0 million line of credit. At September 29, 2001, there were $31.6 million of outstanding borrowings and $53.4 million of available borrowing capacity under this line. Interest related to this line is based on a rate either equal to the prime rate or LIBOR plus .875% at the Company’s option. The Company All-Glass Aquarium subsidiary also has a $10.0 million line of credit. As of September 29, 2001, there were $4.6 million of borrowings and $5.4 million of available borrowing capacity under this line. Interest related to this line is based on a rate equal to the prime rate less 0.5% (6% at September 29, 2001).

Excluding the potential impact of any adverse consequences associated with legal matters discussed below and in more detail in “Item 3. Legal Proceedings”, the Company believes that cash flows from operating activities, funds available under its lines of credit, and arrangements with suppliers will be adequate to fund its presently anticipated working capital requirements for the foreseeable future. The Company anticipates that its capital expenditures will not exceed $15.0 million for the next 12 months.

The Company is involved in a number of lawsuits, several of which could result in substantial monetary judgments. This litigation includes three significant cases between the Company and Scotts and Pharmacia which are currently set for trial on January 2002, March 2002 and July 2002, respectively. Depending on how and when these lawsuits are resolved, these lawsuits could result in substantial changes to the Company’s liquidity position – either favorable or unfavorable. The Company is currently exploring a number of possible ways to enhance its liquidity, including, among other things, additional debt financing by the Company or one or more of its subsidiaries and/or an equity offering.

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

Weather and Seasonality

Historically, the Company’s sales of lawn and garden products have been influenced by weather and climate conditions in the markets it serves. Additionally, the Company’s business has historically been highly seasonal. In fiscal 2001, approximately 66% of Garden Products’ sales occurred in the first six months of the calendar year. Substantially all of Garden Products’ operating income is typically generated in this period which has historically offset the operating losses incurred during the first fiscal quarter of the year.

Risk Factors Relating to Forward-Looking Statements

This Form 10-K/A contains forward-looking statements that involve risks and uncertainties. These forward looking statements include information regarding future financial results, the estimated effect of the termination of the Solaris Agreement and future acquisition activity. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of factors both in and out of our control, including the risks faced by us described below and elsewhere in this Form 10-K/A.

You should carefully consider the risks described below. We have separated the risks into three groups:

•	risks that relate to Central generally;

•	risks that relate to Garden Products; and

•	risks that relate to Pet Products.

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

We expect to continue to experience variability in our net sales and net income on a quarterly basis. Factors that may contribute to this variability include:

•	weather conditions and seasonality during peak gardening seasons;

•	shifts in demand for lawn and garden products;

•	shifts in demand for pet products;

•	changes in product mix, service levels and pricing by us and our competitors;

•	the effect of acquisitions;

•	economic stability of retail customers; and

•
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

Because of intense competition, Central’s distribution related sales generate low margins.

The lawn and garden and pet supply distribution industries in which we operate are characterized by relatively low profit margins. As a result, Central’s success is highly dependent upon effective cost and management controls and differentiating its services from those of its competitors. The wholesale lawn and garden and pet supply distribution businesses are highly competitive, with many companies competing principally on the basis of price and service. In addition to competition from other distributors, Central also competes with manufacturers and suppliers that elect to distribute certain of their products directly to retailers, including Central’s major customers, and private label product suppliers. For example, beginning in fiscal 2000, Scotts began to distribute Ortho®, Roundup® and Miracle-Gro® directly to certain retailers. Similarly, in 2001, Arch Pool Chemicals and Kal Kan Foods notified Central that they intend to terminate their distribution relationships with Central and distribute their products directly to retailers. There can be no assurance that Central will not encounter increased competition in the future or will not lose business from major manufacturers that elect to sell their products directly to retailers, either of which could adversely affect our operations and financial results.

Our ability to grow will depend upon internal expansion and acquisitions.

As part of our growth strategy, we aggressively pursue the acquisition of other companies, assets and product lines that either complement or expand our existing business. Acquisitions involve a number of special risks, including the diversion of management’s attention to the assimilation of the operations and personnel of the acquired companies, adverse short-term effects on our operating results, integration of financial reporting systems and the amortization of acquired intangible assets. Since 1993, Central has completed over 29 acquisitions. There can be no assurance that we can successfully integrate acquired businesses or that such businesses will enhance our business. We have also had preliminary acquisition discussions with, or have evaluated the potential acquisition of, numerous other companies over the last several years. We are unable to predict the likelihood of a material acquisition being completed in the future. We may seek to finance any such acquisition through additional debt or equity financings, which could result in dilution and additional risk for the holders of our common stock.

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

We are a party to certain legal proceedings including the litigation between us and Scotts and Pharmacia arising out of disputes regarding the termination of the Solaris Agreement and litigation arising from a fire which destroyed our Phoenix, Arizona facility. We are currently unable to determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of these proceedings. Regardless of the ultimate outcome of these proceedings, they could result in significant diversion of time by our management. The results of these proceedings, including any potential settlements, are uncertain and we cannot assure you that the outcome of these disputes will not adversely affect our operating results. Among the proceedings in which we are involved are three significant cases between us and Scotts and Pharmacia which are currently set for trial on January 2002, March 2002 and July 2002, respectively. Depending on how and when these lawsuits are resolved, these lawsuits could result in substantial changes to the Company’s liquidity position – either favorable or unfavorable. For more information on our pending litigation, please see “Item 3. Legal Proceedings.”

Risks Relating to Garden Products

Adverse weather during the peak gardening season can hurt Garden Products’ and our net sales.

Because demand for lawn and garden products is significantly influenced by weather, particularly weekend weather during the peak gardening season, our results of operations could be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, water shortages or floods. During the last several years, our results of operations were negatively affected by severe weather conditions in some parts of the country. Additionally, our business is highly seasonal, with approximately 66% of Garden Products’ sales in fiscal 2001 occurring during the second and third quarters of the fiscal year. Historically, substantially all of Garden Products’ operating income is generated in this period.

An increase in market prices for seeds and grains used to produce bird seed and grass seed or a decrease in demand for bird seed or grass seed could have a negative impact on our operating income.

Garden Products’ financial results depend to a large extent on the cost of raw materials and the ability of Garden Products to pass along to its customers increases in these costs. In particular, our Pennington subsidiary is exposed to fluctuation in market prices for commodity seeds and grains, used to produce bird seed and grass seed. Historically, market prices for commodity seeds and grains have fluctuated in response to a number of factors, including changes in United States government farm support programs, changes in international agricultural and trading policies and weather conditions during the growing and harvesting seasons. For example, a significant rise in the white millet acquisition cost in late 2000 and 2001 had a negative impact on profitability of bird feed products in fiscal 2001, although we do not believe this will be a long-term problem. In the event of any increases in raw materials costs, Garden Products would be required to increase sales prices for its products in order to avoid margin deterioration. We cannot assure you as to the timing or extent of Garden Products’ ability to implement future price adjustments in the event of increased raw material costs or as to whether any price increases implemented by Garden Products may affect the volumes of future shipments.

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

Garden Products’ largest customer is Wal*Mart, which accounted for approximately 31%, 36% and 32% of its net sales for fiscal 2001, fiscal 2000 and fiscal 1999, respectively. Garden Products’ second largest customer is Home Depot, which accounted for approximately 11%, 7% and 12% of its net sales for fiscal 2001, fiscal 2000 and fiscal 1999, respectively. Sales to Lowe’s accounted for approximately 9%, 7% and 8% of its net sales for fiscal 2001, fiscal 2000 and fiscal 1999, respectively. The market share of these three retailers in the lawn and garden industry has increased during the last several years.

During fiscal 2000, Wal*Mart began to have certain products delivered to its internal distribution centers rather than directly to stores, which adversely affected our revenue from these products. Subsequent to the fiscal 2000 year end, Wal*Mart informed Central of a number of significant changes in its lawn and garden supplies purchasing programs and procedures for the coming year. These include Wal*Mart’s decision to purchase certain lawn and garden supplies directly from a number of manufacturers whose lawn and garden supplies had previously been sold through Central; a change from “store door” deliveries of many of the lawn and garden supplies formerly delivered by Central to individual Wal*Mart stores to a new procedure whereby Central will ship these products to Wal*Mart distribution centers; and Wal*Mart’s decision not to have Central personnel perform lawn and garden supplies merchandising functions inside Wal*Mart stores. As a result of these factors, and the closing of 13 distribution centers associated with the Garden Products restructuring, Garden Product’s sales of lawn and garden supplies to Wal*Mart in 2001 declined significantly. The distribution facility closures coupled with the absence of our distributing Scotts products in 2001 has also adversely impacted other customer relationships.

The loss of, or significant adverse change in, the relationship between us and Wal*Mart, Home Depot or Lowe’s could cause our net sales and income from operations to decline. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major customer could reduce our income from operations.

Our net sales and operating income from distributing other company’s garden products decreased significantly in fiscal 2001 due to the termination of our distribution relationship with Scotts and may continue to decrease in the future.

From October 1, 1995 to September 30, 1999, we distributed Solaris product nationwide, pursuant to an exclusive distribution agreement. Sales of products purchased from Solaris, previously our largest supplier, accounted for approximately 37% of Garden Product’s net sales and 27% of Central’s net sales during fiscal 1999. In January 1999, Pharmacia sold its Solaris lawn and garden business exclusive of its Roundup® herbicide products for consumer use to Scotts and entered into a separate, long-term, exclusive agreement pursuant to which Pharmacia continues to make Roundup herbicide products for consumer use and Scotts markets the products. Beginning October 1, 1999, Scotts began to distribute Ortho® and Roundup® products through a system that involved a combination of distributors, of which we were the largest, as well as through direct sales by Scotts to certain major retailers. In addition, Scotts began to sell Miracle-Gro® directly to certain retailers.

Effective September 30, 2000, Scotts discontinued its distribution relationship with Central. The affected products included Scotts®, Ortho® and Miracle-Gro® products and consumer Roundup® products manufactured by

Pharmacia Corporation (formerly known as Monsanto Company) for which Scotts acts as Pharmacia’s exclusive sales agent. For Central’s fiscal year ended September 30, 2000, the revenue attributable to the affected products was approximately $176 million. The gross profit associated with these sales in fiscal 2000 was estimated to be $27 million based on historical customer profitability. Due to the termination of the Scotts’ distribution relationship, we took actions to downsize our lawn and garden distribution operations to reflect anticipated business levels for the fiscal year 2001. As a result, we recorded charges of $27.5 million in the fiscal year ending September 30, 2000. We cannot assure you that our lawn and garden distribution operations will be able to operate profitably at the reduced revenue levels forecasted for fiscal 2002. If our current downsizing efforts are not successful, we may be forced to record additional charges in fiscal 2002, which would decrease our operating results further.

The sale of the Solaris business by Pharmacia, the expiration of the Solaris Agreement and termination of the Scotts distribution relationship subject our business to significant uncertainties. These include the resolution of all payments due between us and Pharmacia under the Solaris Agreement, such as the amounts receivable from Pharmacia for cost reimbursements and payments for cost reductions; the amounts payable to Pharmacia for inventory; and responsibility for obsolete inventory and for non-payment by Solaris’ sub- agents. Scotts and Pharmacia have each initiated litigation against Central arising out of the prior distribution relationship. In addition, Central has filed suit against Scotts and Pharmacia seeking damages and injunctive relief as well as restitution for, among other things, breach of contract and violations of the antitrust laws by Scotts and Pharmacia. Because of the uncertainties inherent in complex litigation, it is not currently possible to make an assessment of the potential impact, losses or gains that may arise out of these cases individually or collectively. Central believes that, in the aggregate, the reconciliation of all accounts and claims with Pharmacia and Scotts, as described above in “Item 3. Legal Proceedings,” will not result in additional charges to Central. Further, Central believes it has substantial counterclaims and rights of offset against both Scotts and Pharmacia, as well as meritorious defenses, and intends to vigorously contest both suits. However, there can be no assurance that the resolution of this litigation will not have a material adverse effect on its results of operations, financial position and/or cash flows.

The loss of the Arch Pool Chemicals’ business may necessitate the closure of additional garden distribution centers.

In 2001, Arch Pool Chemicals notified Garden Products that it will discontinue its distribution relationship with Garden Products and deliver its product directly to retailers. For fiscal 2001, the revenue attributable to the affected products was approximately $50.5 million. The gross profit associated with these sales in fiscal 2001 was approximately $8.0 million. If we are unable to offset the loss of gross profit as a result of the termination through expense reductions and other business growth, our operating income would be adversely impacted and we may be required to close additional underutilized garden distribution centers.

Risks Relating to Pet Products

Pet Products depends on a few customers, including PETsMART and Petco, for a significant portion of its net sales.

Pet Products’ largest customer is PETsMART, which accounted for approximately 7%, 7% and 6% of Pet Products’ net sales for fiscal 2001, fiscal 2000 and fiscal 1999, respectively. Pet Products’ second largest customer is Petco, which accounted for approximately 6%, 8% and 5% of Pet Products’ net sales for fiscal 2001, fiscal 2000 and 1999, respectively. The loss of, or significant adverse change in, the relationship between Pet Products and PETsMART or Petco could have a material adverse effect on Pet Products’ business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or Pet Products’ inability to collect accounts receivable from any major customer could have a material adverse impact on our business and financial results.

An increase in market prices for grains could have a negative impact on our operating income.

Pet Products’ financial results depend to a large extent on the cost of raw materials and the ability of Pet Products to pass along to its customers increases in these costs. In particular, our Kaytee subsidiary is exposed to fluctuation in market prices for commodity grains. Historically, market prices for commodity grains have fluctuated in response to a number of factors, including changes in United States government farm support programs, changes in international agricultural and trading policies and weather conditions during the growing and harvesting seasons. In the event of any increases in raw materials costs, Pet Products would be required to increase sales prices for its products in order to avoid margin deterioration. There can be no assurance as to the timing or extent of Pet Products’ ability to implement future price adjustments in the event of increased raw material costs or as to whether any price increases implemented by Pet Products may affect the volumes of future shipments.

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

Historically, a majority of our pet supply distribution sales have been made to independent pet retailers. In recent years, these independent pet retailers have experienced severe competition from and a loss of market share to national specialty pet retailers, like PETsMART and Petco, and mass merchants, like Wal*Mart, Kmart and Target. The future success of our pet supply distribution business will depend on our ability to offer competitive costs and value-added services to independent pet dealers and to increase sales to national specialty pet retailers and mass merchants. If independent pet retailers continue to lose market share to national specialty pet retailers and we are unable to expand our business with these pet retailers, Pet Product’s net sales will decline and our operating income will suffer.

The loss of the Kal Kan dog food business may necessitate the closure of certain pet distribution centers.

Central entered into a Master Services Agreement in May 2000 pursuant to which Kal Kan Foods, Inc. granted Central exclusive nationwide distribution rights for certain of its pet food products. Under the agreement, Central’s duties included providing account servicing support to Kal Kan in its direct-sell program to PETsMART as well as the right to distribute the same products on a buy-sell basis to independent pet supply retailers throughout the United States, with certain exceptions. Effective November 2001, Kal Kan terminated its distribution relationship with Pet Products. The gross profit associated with these sales in fiscal 2001 was approximately $6.7 million. The loss of the Kal Kan business contributed to the decision to close two smaller pet branches during the first quarter of fiscal 2002 with a third facility closure planned for February 2002. If we are unable to offset the loss of gross profit as a result of the termination through expense reductions and other business growth, our operating income would be adversely impacted and we may be required to close additional underutilized pet distribution centers.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

Central is exposed to market risks, which include changes in U.S. interest rates and commodity prices and, to a lesser extent, foreign exchange rates. Central does not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk. The interest payable on Central’s bank lines of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt had changed by 10% compared to actual rates, interest expense would have increased or decreased by approximately $1.4 million and $1.5 million for the years ended September 29, 2001 and September 30, 2000, respectively. In addition, Central has fixed income investments consisting of cash equivalents and short-term investments in marketable debt securities, which are also affected by changes in market interest rates. Central does not use derivative financial instruments in its investment portfolio.

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

Item 8.     Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Central Garden & Pet Company
Lafayette, California

We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company”) as of September 29, 2001 and September 30, 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the fiscal years in the three-year period ended September 29, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 14, the accompanying consolidated financial statements have been restated.

/s/  DELOITTE & TOUCHE LLP

December 7, 2001 (December 4, 2002 as to the effects of the restatement discussed in Note 14)
San Francisco, California

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED BALANCE SHEETS

	September 29, 2001	September 30, 2000 As Restated (See Note 14)
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,292	$5,685
Accounts receivable, less allowance for doubtful accounts of $14,464 and $8,050	141,791	151,190
Inventories	217,902	239,046
Prepaid expenses and other assets	35,776	22,122

Total current assets	403,761	418,043
Land, buildings, improvements and equipment:
Land	4,977	5,194
Buildings and improvements	60,421	56,554
Transportation equipment	5,753	6,138
Machinery and warehouse equipment	65,966	59,325
Office furniture and equipment	32,845	31,335

Total	169,962	158,546
Less accumulated depreciation and amortization	61,164	46,806

Land, buildings, improvements and equipment—net	108,798	111,740
Goodwill	371,987	382,294
Other assets	32,080	33,234

Total	$916,626	$945,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$119,423	$129,239
Accounts payable	127,884	121,705
Accrued expenses	38,412	42,801
Current portion of long-term debt	7,052	5,277

Total current liabilities	292,771	299,022
Long-term debt	151,623	148,242
Deferred income taxes and other long-term obligations	16,917	36,207
Commitments and contingencies	—	—
Shareholders’ equity:
Class B stock	16	16
Common stock	305	304
Additional paid-in capital	526,410	525,793
Retained earnings	73,411	80,554
Treasury stock	(144,827)	(144,827)

Total shareholders’ equity	455,315	461,840

Total	$916,626	$945,311

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 29, 2001	September 30, 2000	September 25, 1999
	As Restated (See Note 14) (in thousands, except per share amounts)

Net sales	$1,122,999	$1,350,878	$1,531,615
Cost of goods sold and occupancy	811,186	1,037,701	1,212,319

Gross profit	311,813	313,177	319,296
Selling, general and administrative expenses	297,751	274,077	262,366
Other charges	—	27,156	2,708

Income from operations	14,062	11,944	54,222
Interest expense	(23,247)	(23,140)	(12,680)
Interest income	164	589	593
Other income	1,631	1,176	1,106

Income (loss) before income taxes	(7,390)	(9,431)	43,241
Income taxes	(247)	4,053	19,041

Net income (loss)	$(7,143)	$(13,484)	$24,200

Net income (loss) per common share:
Basic	$(0.39)	$(0.72)	$0.89

Diluted	$(0.39)	$(0.72)	$0.88

Weighted average shares outstanding:
Basic	18,402	18,786	27,328

Diluted	18,402	18,786	27,437

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Class B Stock		Common Stock		Additional Paid-in Capital	Retained Earnings As Restated (See Note 14)	Restricted Stock Deferred Compensation	Treasury Stock		Total As Restated (See Note 14)
	Shares	Amount	Shares	Amount				Shares	Amount
	(in thousands, except share amounts)
Balance, September 26, 1998 (as restated – see Note 14)	1,661,762	$16	29,718,530	$298	$519,933	$69,838	$(39)	(72,000)	$(1,418)	$588,628
Amortization, restricted stock deferred compensation							39			39
Tax benefit from exercise of stock options					120					120
Conversion of Class B stock into common stock	(843)		843							—
Issuance of common stock			463,992	4	4,005					4,009
Treasury stock purchases								(10,779,350)	(121,705)	(121,705)
Net income (as restated)						24,200				24,200

Balance, September 25, 1999 (as restated)	1,660,919	16	30,183,365	302	524,058	94,038	—	(10,851,350)	(123,123)	495,291
Tax benefit from exercise of stock options					14					14
Conversion of Class B stock into common stock	(3,157)	—	3,157	—						—
Issuance of common stock			230,899	2	1,721					1,723
Treasury stock purchases								(2,890,900)	(21,704)	(21,704)
Net loss (as restated)						(13,484)				(13,484)

Balance, September 30, 2000 (as restated)	1,657,762	16	30,417,421	304	525,793	80,554	—	(13,742,250)	(144,827)	461,840
Tax benefit from exercise of stock options					95					95
Conversion of Class B stock into common stock	(2,300)	—	2,300	—						—
Issuance of common stock			112,752	1	522					523
Net loss ( as restated)						(7,143)				(7,143)

Balance, September 29, 2001 (as restated)	1,655,462	$16	30,532,473	$305	$526,410	$73,411	$—	(13,742,250)	$(144,827)	$455,315

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 29, 2001	September 30, 2000	September 25, 1999
	As Restated (See Note 14) (in thousands)
Cash flows from operating activities:
Net income (loss)	$(7,143)	$(13,484)	$24,200
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,362	26,035	20,492
Goodwill impairment charge	—	15,739	—
Deferred income taxes	10,251	(7,500)	(1,306)
Loss on sale of land, building and improvements	312	883	118
Changes in assets and liabilities:
Receivables	13,099	6,712	(5,882)
Inventories	25,444	15,352	(19,509)
Prepaid expenses and other assets	(19,106)	(6,265)	16,008
Accounts payable	4,900	4,024	33,896
Accrued expenses	5,606	965	(6,364)
Other long-term obligations	(22,911)	(2,385)	1,960

Net cash provided by operating activities	38,814	40,076	63,613

Cash flows from investing activities:
Additions to land, buildings, improvements and equipment	(13,888)	(16,663)	(18,640)
Payments to acquire companies, net of cash acquired	(18,277)	(34,406)	(14,091)

Net cash used by investing activities	(32,165)	(51,069)	(32,731)

Cash flows from financing activities:
Borrowings (repayments) under lines of credit, net	(9,816)	29,869	87,398
Payments on long-term debt	(12,844)	(1,237)	(1,366)
Proceeds from issuance of long-term debt	18,000	—	—
Payments to reacquire stock	—	(21,704)	(121,705)
Proceeds from issuance of stock	618	1,733	2,480

Net cash provided (used) by financing activities	(4,042)	8,661	(33,193)

Net increase (decrease) in cash and cash equivalents	2,607	(2,332)	(2,311)
Cash and cash equivalents at beginning of year	5,685	8,017	10,328

Cash and cash equivalents at end of year	$8,292	$5,685	$8,017

Supplemental information:
Cash paid for interest	$22,690	$22,822	$11,275
Cash paid for income taxes – net of refunds	4,775	12,751	10,678
Assets (excluding cash) acquired through purchase of subsidiaries	8,282	43,225	4,907
Liabilities assumed through purchase of subsidiaries	5	38,288	2,756
Inventory returned to manufacturer	—	75,887	—

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended September 29, 2001,
September 30, 2000 and September 25, 1999

1. Organization and Significant Accounting Policies

Organization — Central Garden & Pet Company, a Delaware corporation, and subsidiaries (the “Company” or “Central”), is a national manufacturer, supplier and merchandiser of lawn and garden and pet supply products. The Company offers an array of proprietary branded lawn and garden and pet supply products.

Basis of Consolidation and Presentation — The consolidated financial statements include the accounts of the Company. The Company’s shares of the earnings of its minority interest in equity-method investees has been recorded under the caption “Other income.” All significant intercompany balances and transactions have been eliminated.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period including accounts receivable and inventory valuation and goodwill lives. Actual results could differ from those estimates.

Revenue Recognition — Sales are recorded, net of estimated returns, discounts and volume-based rebate incentives, when merchandise is shipped, title passes to the customer and the Company has no further obligations to provide services related to such merchandise. The Company’s current practice on product returns generally is to accept and credit the return of unopened cases of products from customers where the quantity is small, where the product has been misshipped or the product is defective. Sales also include amounts billed directly to customers related to shipping and handling.

Cost of goods sold and occupancy consist of costs to acquire or manufacture inventory, certain indirect purchasing, merchandise handling and storage costs, as well as allocations of certain facility costs, including rent, payroll, property taxes, security, utilities, insurance and maintenance.

Advertising Costs — The Company expenses the costs of advertising as incurred. Advertising expenses were $14.9 million, $16.7 million and $14.6 million in fiscal 2001, 2000 and 1999, respectively.

Income Taxes are accounted for under the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Deferred income taxes result primarily from bad debt allowances, inventory write-downs, depreciation and nondeductible reserves.

Cash and cash equivalents include all highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition.

Inventories, which primarily consist of garden products and pet supplies finished goods, are stated at the lower of FIFO cost or market. Cost includes certain indirect purchasing, merchandise handling and storage costs including certain salary and data processing costs incurred to acquire or manufacture inventory, costs to unload, process and put away shipments received in order to prepare them to be picked for orders, and certain other overhead costs. The amounts of such costs capitalized to inventory are computed based on an estimate of costs related to the procurement and processing of inventory to prepare it for sale compared to total product purchases.

Long-lived assets — The Company reviews its long-lived assets for potential impairment based on a review of projected undiscounted cash flows associated with these assets. Long-lived assets are included in impairment

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

evaluations when events and circumstances exist that indicate the carrying amount of those assets may not be recoverable. Measurement of impairment losses for long-lived assets that the Company expects to hold and use is based on the estimated fair value of the assets.

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

Fair Value of Financial Instruments — At September 29, 2001 and September 30, 2000, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and non convertible debt approximates its fair value. The fair value of the Company’s convertible subordinated notes was $97.2 million and $67.8 million at September 29, 2001 and September 30, 2000, respectively, which was determined by comparison to quoted market prices.

Derivative Financial Instruments — The Company generally does not enter into derivative financial instruments. Prior to October 1, 2000, at which time the Company adopted SFAS 133 (see below), subsidiaries of the Company had entered into interest rate swap agreements to hedge certain interest rate risks which were accounted for using the settlement basis of accounting. Premiums paid on such interest rate swap agreements were deferred and amortized to interest expense over the life of the underlying hedged instrument, or immediately if the underlying hedged instrument was settled. As interest rates change, the differential between the interest rate received and the interest rate paid under the interest rate swap arrangements was reflected in interest expense quarterly. As of October 1, 2000, the Company has accounted for any remaining interest rate swap agreements in accordance with the provisions of SFAS 133, as amended.

Purchase commitments — Seed production and purchase agreements obligate the Company to make future purchases based on estimated yields. These contracts vary in their terms, a portion of which have fixed prices or quantities. At September 29, 2001, estimated annual seed purchase commitments were $37.8 million for fiscal 2002, $25.7 million for fiscal 2003 and $15.1 million for fiscal 2004.

Comprehensive income — SFAS No. 130 requires an enterprise report, by major components and as a single total, the change in its net assets, during the period from non-owner sources. The Company does not have any items of Other Comprehensive Income, as defined by SFAS No. 130, and thus Net Income is equal to Comprehensive Income.

Reclassifications — Certain 1999 and 2000 balances have been reclassified to conform with the 2001 presentation, including $2.9 million and $4.3 million for fiscal 1999 and 2000, respectively, related to volume-based rebate incentives offset by certain shipping and handling billings.

New Accounting Pronouncements — SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” was issued in June 1998 and amended by SFAS Nos. 137 and 138, issued in June 2000. The standard

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under the standard, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted the standard effective October 1, 2000. The adoption of SFAS No. 133, as amended by SFAS Nos. 137 and 138, did not have a material impact on the financial position or results of operations of the Company because the Company, with the exception of minimal interest rate swaps, did not have derivative instruments which require valuation in the financial statements.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company intends to early adopt SFAS No. 142 for its fiscal year beginning September 30, 2001. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill with a net carrying value of $372.0 million at September 29, 2001 and annual amortization of $11.6 million that resulted from business combinations initiated prior to the adoption of SFAS No. 141. The Company will evaluate such goodwill under the SFAS No. 142 transitional impairment test and has not yet determined whether or not there is an impairment loss. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” and in October 2001 issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” These Statements will be effective for the Company’s fiscal year 2003. The Company has not determined the impact, if any, that these Statements will have on its consolidated financial statements.

2. Other Charges

Activity in fiscal 2001, 2000 and 1999 related to other charges was as follows (in millions):

	Cash		Non Cash
	Severance	Exit Related and Other	Asset Carrying Value Adjustments	Total
Reserve balance September 26, 1998	$0.0	$0.9	$0.0	$0.9

Fiscal 1999 other charges	0.6	0.4	1.7	2.7
Severance paid	(0.2)			(0.2)
Costs paid		(0.3)		(0.3)
Assets carrying value adjustments			(1.7)	(1.7)

Reserve balance September 25, 1999	0.4	1.0	0.0	1.4

Fiscal 2000 other charges	1.1	8.2	17.9	27.2
Severance paid	(1.1)			(1.1)
Costs paid		(0.1)		(0.1)
Assets carrying value adjustments			(17.9)	(17.9)

Reserve balance September 30, 2000	0.4	9.1	0.0	9.5

Severance paid	(0.4)			(0.4)
Costs paid		(8.8)		(8.8)

Reserve balance September 29, 2001	$0.0	$0.3	$0.0	$0.3

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The remaining balances for severance and exit-related and other costs are included in “Accounts payable” and “Accrued expenses” as of September 30, 2000 and September 25, 1999 and in “Accrued expenses” for exit-related and other costs as of September 29, 2001.

    Fiscal 2000

In September 2000, the Company recorded $27.5 million of charges resulting from workforce reductions, employee benefit obligations, facility closures, and asset impairments that were necessary due to the termination of the Company’s distribution arrangement with Scotts and other anticipated sales decreases in the Garden Products business. These charges were offset by the reversal of $0.3 million of certain exit-related costs recorded in connection with the fiscal 1998 restructuring plan for which the Company was no longer obligated.

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

As of September 29, 2001, remaining reserve balances related to “Other Charges” recorded in fiscal 2000 represent amounts to be paid in fiscal 2002 for facility exit-related obligations. As of September 30, 2000, reserve balances totaling $9.5 million were included in the Consolidated Balance Sheet within the category “accounts payable” and “accrued expenses”, comprised of $0.2 million associated with “Other Charges” recorded in the year ended September 26, 1998; $0.4 million associated with “Other Charges” recorded in the year ended September 25, 1999; and $8.9 million associated with “Other Charges” recorded in the year ended September 30, 2000. With respect to each of these amounts: (1) the reserve balance of $0.2 million associated with the fiscal 1998 charges was the net result of severance payments of $1.0 million made to 168 terminated employees, all of which was paid in 1998, exit-related and other costs totaling $3.9 million (principally lease payments), of which $3.2 million was paid in 1998, $0.3 million was paid in 1999 and $0.1 million paid in 2000, and $0.3 million of reserves which were reversed in fiscal 2000 that were no longer required related to costs associated with these exit activities. The remainder of the costs associated with this reserve were incurred in the first quarter of 2001; (2) the reserve balance of $0.4 million associated with the fiscal 1999 charges was the net result of severance payments of $0.6 million made to 113 terminated employees. Of the $0.6 million of severance, $0.2 million was paid in 1999 and $0.4 million was paid in 2000. The remaining exit costs associated with this plan were incurred during fiscal 2001; and (3) the reserve balance of $8.9 million associated with the fiscal 2000 charges associated with severance payments of $0.4 million made in fiscal 2001 and the exit-related costs of $8.5 million, of which $8.2 million were paid during fiscal year 2001.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    Fiscal 1999

In September 1999, the Company recorded other charges totaling $2.7 million associated with the expiration of the Solaris Agreement, workforce reductions, facility closures.

Of the $2.7 million charge, the Company established a $0.1 million reserve for estimated non-collectible amounts due from distributors involved in the Solaris program, and a $0.1 million charge for post-closure facility lease obligations of the Company’s facility which warehoused only inventory received under the Solaris Agreement which was closed upon termination of the Solaris Agreement.

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

The Company initiated a plan to dispose of a building and certain facility assets in the Garden Products segment which have not operated at the level of profitability required by the Company. Also included in the $2.7 million charge is $1.2 million required to reduce the $3.0 million carrying value of the building which was being held for disposal during fiscal 2001 to its estimated net realizable value in accordance with SFAS No. 121. The charge was based on the comparison of the net carrying cost of this facility and assets compared with current market values, less costs to sell. The operations of this facility are included in the Company’s operations for fiscal 2001, and resulted in a pretax loss of approximately $0.2 million.

3. Acquisitions

    Fiscal 2001

In October 2000, the Company’s Pennington subsidiary acquired the Rebel and Lofts lines of grass seed (“Lofts and Rebel”) from KRB Seed Company, LLC (“KRB”), for approximately $8 million in cash. Lofts and Rebel represented a portion of a business which KRB acquired out of bankruptcy. The purchase price approximated the fair market value of the tangible assets acquired. The Company also signed perpetual licensing agreements under which the Company will make royalty payments to KRB over the term of the licensing agreements. The acquisition was accounted for under the purchase method. Royalty payments will be recorded as expense as they are incurred. The results of operations associated with this acquisition have been included in the Company’s results of operations since October 2000. Sales of approximately $16 million attributable to Lofts and Rebel were included in net sales for fiscal 2001. Operating information prior to acquisition by the Company is not available and, accordingly, has not been reflected in the following unaudited pro forma results of operations for fiscal 2000.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    Fiscal 2000

In September 2000, Central’s Pennington subsidiary acquired All-Glass Aquarium Co., Inc., a leading manufacturer and marketer of aquariums and related products, based in Franklin, Wisconsin and its Oceanic systems subsidiary in Dallas, Texas for approximately $10 million, which was recorded as a liability in the Consolidated Balance sheet as of September 30, 2000, and was subsequently paid during the three months ended December 30, 2000. The operations of this business have been included in the Company’s results of operations since October 1, 2000.

In March 2000, Central acquired the AMDRO® and IMAGE® consumer product lines from American Cyanamid, the agricultural products division of American Home Products Corporation for approximately $28 million. The purchase price exceeded the fair market value of net assets acquired by approximately $27 million, which was recorded as goodwill and is being amortized on a straight line basis over 20 years.

In March 2000, Central’s Norcal Pottery Products, Inc. subsidiary (“Norcal”) acquired White’s Pottery, L.P., an importer and distributor of terra cotta pottery products for approximately $2 million. The purchase price exceeded the fair market value of net assets acquired by approximately $1 million, which was recorded as goodwill and is being amortized on a straight line basis over 20 years.

In January 2000, Central’s Pennington subsidiary acquired Unicorn Laboratories. Unicorn serves the U.S. animal health and lawn and garden industries as a private label and branded manufacturer of lawn, garden and animal health chemical products for approximately $15 million. The purchase price exceeded the fair market value of net assets acquired by approximately $14 million, which was recorded as goodwill and is being amortized on a straight line basis over 40 years.

In January 2000, Central’s Pennington subsidiary acquired an equity stake in Cedar Works, a manufacturer of bird feeders for approximately $6 million. The purchase price exceeded the fair market value of net assets acquired by approximately $4 million, which was recorded as goodwill and is being amortized on a straight line basis over 40 years.

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

The fiscal 2001, 2000 and 1999 acquisitions have been accounted for under the purchase method and have been included in the Company’s consolidated statements of operations from date of acquisition. The value of stock issued in relation to the above acquisitions has been determined by using the average daily closing market price of the Company’s stock prior to the closing of such acquisitions as required under the acquisition agreements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited Pro Forma Results of Operations — The following table summarizes on a pro forma basis the combined results of operations of the Company and its subsidiaries for fiscal year 2000 as if the fiscal year 2000 acquisitions were made on September 26, 1999. The pro forma results of operations also reflect pro forma adjustments for the amortization of goodwill and additional interest expense which would have been incurred. Although this pro forma combined information includes the results of operations of the acquisitions, it does not necessarily reflect the results of operations that would have occurred had the acquisitions been managed by the Company prior to their acquisition.

(unaudited) (in thousands, except per share amounts)	Fiscal Year Ended September 30, 2000
Net sales	$1,420,637
Gross profit	332,093
Income from operations	20,045
Loss before taxes	(5,099)
Net loss	(10,884)

Net loss per share:
Basic	(0.58)
Diluted	(0.58)

Weighted average common shares outstanding:
Basic	18,786
Diluted	18,786

4. Concentration of Credit Risk and Significant Customers and Suppliers

Customer Concentration — Approximately 46%, 48% and 49% of the Company’s net sales for fiscal years 2001, 2000 and 1999, respectively, were derived from sales to the Company’s top ten customers. The Company’s largest customer accounted for approximately 21%, 25% and 24% of the Company’s net sales for fiscal years 2001, 2000 and 1999, respectively. The Company’s second largest customer accounted for approximately 7%, 5% and 9% of the Company’s net sales for fiscal years 2001, 2000 and 1999, respectively. The Company’s third largest customer accounted for approximately 6%, 5% and 6% of the Company’s net sales for fiscal years 2001, 2000 and 1999. The loss of, or significant adverse change in, the relationship between the Company and these three customers could have a material adverse effect on the Company’s business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company’s inability to collect accounts receivable from any major customer could have a material adverse impact on the Company’s business and financial results. As of September 29, 2001 and September 30, 2000, accounts receivable from the Company’s top ten customers comprised 47% and 31%, respectively, of the Company’s total accounts receivable, including 15% and 10% from the Company’s largest customer.

Supplier Concentration — While the Company purchases products from over 1,000 different manufacturers and suppliers, approximately 15%, 19% and 40% of the Company’s net sales in fiscal years 2001, 2000 and 1999, respectively, were derived from products purchased from the Company’s five largest suppliers. The Company believes that approximately 27% of the Company’s net sales during fiscal year 1999 were derived from sales of products purchased from Solaris. As discussed in Note 7, the Solaris Agreement expired on September 30, 1999. The Company believes that approximately 14% of the Company’s net sales during fiscal year 2000 were derived from sales of products purchased from Scotts. Scotts discontinued its distribution relationship with the Company as of September 30, 2000.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Notes Payable

The Company has a line of credit providing for aggregate borrowings of up to $200 million which expires on July 12, 2002. The available amount under the line of credit fluctuates based upon a specific asset-borrowing base. At September 29, 2001 and September 30, 2000, balances of $83.1 million and $114.5 million, respectively, were outstanding under this agreement, bearing interest at a rate based on the prime rate (7.1% at September 29, 2001 and 9.5% at September 30, 2000) or LIBOR plus 2% at the Company’s option. Available borrowing capacity at September 29, 2001 and September 30, 2000 was $16.8 million and $5.1 million, respectively. This line is secured by substantially all of the Company’s assets, and contains certain financial covenants requiring maintenance of minimum levels of net worth and working capital, places a ceiling on the Company’s treasury stock purchases and does not allow the Company to pay dividends. The line also requires the lender’s prior written consent to any acquisition of a business.

The Company also has available through its Pennington subsidiary an $85 million line of credit as of September 29, 2001, which increased from $60 million in fiscal 2000, and expires on September 30, 2003. As of September 29, 2001 and September 30, 2000, the Company had $31.6 million and $10 million, respectively, of borrowings under this line of credit facility. Available borrowing capacity at September 29, 2001 and September 30, 2000 was $53.4 million and $50.0 million, respectively. Interest related to this line is based on a rate either equal to the prime rate or LIBOR plus .875%, at the Company’s option. The line of credit contains certain restrictive financial covenants.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Long-Term Debt

Long-term debt consists of the following:

	September 29, 2001	September 30, 2000
	(in thousands)
Convertible subordinated notes, interest at 6% payable semi-annually, principal due 2003; convertible at the option of the holder into shares of common stock of the Company, at any time prior to redemption or maturity, at a conversion price of $28.00 per share (equal to a conversion rate of 35.7143 shares per $1,000 principal amount of notes)	$115,000	$115,000
Promissory note, interest at 7% with annual principal and interest payments of $5,550,289 through 2004	14,566	18,800
Note payable to bank, interest at floating rates; payable in monthly principal payments of $60,000 plus interest with unpaid balance due September 30, 2005	13,775	—
Industrial development revenue bonds due in semi-annual sinking fund installments beginning 2003; bearing interest at floating rates, secured by letter of credit collateralized by plant and equipment	4,390	4,390
Note payable to bank, interest at floating rates; payable in monthly principal payments of $58,000 plus interest with unpaid balance due September 30, 2005	2,800	—
Industrial development revenue bonds due in annual sinking fund installments of $305,000 to $310,000 through July 2010, bearing interest at floating rates, secured by an unconditional letter of credit	2,780	3,085
Mortgage note payable, interest at floating rates; payable in monthly principal and interest installments of $60,000 with unpaid balance due 2004	—	2,610
Note payable to bank, interest at floating rates; payable in monthly principal installments of $100,000 plus interest with unpaid balance due 2002	—	2,000
Mortgage note payable to bank, interest based on a formula (4.1% at September 29, 2001), principal and interest due in monthly installments through March 2012	1,520	1,615
Industrial development revenue bonds due in annual sinking fund installments of $300,000 through December 2005, bearing interest at floating rates, secured by an unconditional letter of credit	1,500	1,830
Mortgage note payable to bank, interest at floating rates; payable in monthly principal and interest installments of $6,250 with unpaid balance due 2004	—	1,431
Industrial development revenue bonds due in annual sinking fund installments ranging from $130,000 to $195,000 through July 2005, bearing interest at floating rates, secured by an unconditional letter of credit	715	910
Mortgage note payable to bank, interest based on a formula (4.1% at September 29, 2001), principal and interest due in monthly installments through December 2019	969	994
Industrial development revenue bonds due in quarterly sinking fund installments of $30,000, with a final principal installment of $90,000 due March 2004, bearing interest at floating rates, secured by an unconditional letter of credit	350	480
Other notes payable	310	374

Total	158,675	153,519
Less current portion of long-term debt	7,052	5,277

Total	$151,623	$148,242

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principal repayments on long-term debt are scheduled as follows:

(in thousands)
Fiscal year:
2002	$7,052
2003	7,519
2004	122,954
2005	13,514
2006	1,071
Thereafter	6,565

Total	$158,675

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

Aggregate minimum annual payments on non-cancelable operating leases at September 29, 2001 are as follows:

(in thousands)
Fiscal year:
2002	$17,503
2003	11,653
2004	9,295
2005	6,849
2006	3,435
Thereafter	1,694

Total	$50,429

The Solaris Agreement — The Company entered into an agreement effective October 1, 1995 with The Solaris Group (“Solaris”), a strategic business unit of Monsanto Company (subsequently renamed Pharmacia Corporation), the manufacturer of Ortho®, Round-up® and Green Sweep® lawn and garden products (the “Solaris Agreement”). Under the Solaris Agreement, which had a four year term, the Company, in addition to serving as the master agent and master distributor of Solaris products, provided a wide range of value-added services including logistics, order processing and fulfillment, inventory distribution and merchandising. However, Solaris continued to negotiate its sales prices directly with its direct sales accounts. The Solaris Agreement provided for the Company to be reimbursed for costs incurred in connection with services provided to Solaris’ direct sales accounts and to receive payments based on the growth of sales of Solaris products. The Company was also entitled to share with Solaris in the economic benefits of certain cost reductions, to the extent achieved.

In January 1999, Pharmacia sold its Solaris lawn and garden business exclusive of its Roundup® herbicide products for consumer use to The Scotts Company (“Scotts”) and entered into a separate, long-term, exclusive agreement pursuant to which Pharmacia continues to make Roundup herbicide products for consumer use and Scotts markets the products. Beginning October 1, 1999, Scotts began to distribute Ortho® and Roundup® products through a system that involved a combination of distributors, of which we were the largest, as well as through direct sales by Scotts to certain major retailers. In addition, Scotts began to sell Miracle-Gro® directly to certain retailers.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective September 30, 2000, Scotts discontinued its distribution relationship with Central. The affected products included Scotts®, Ortho® and Miracle-Gro® products and consumer Roundup® products manufactured by Pharmacia for which Scotts acts as Pharmacia’s exclusive sales agent. For Central’s fiscal year ended September 30, 2000, the revenue attributable to the affected products was approximately $176 million.

Due to the termination of the Scotts’ distribution relationship, the Company took actions to downsize its lawn and garden distribution operations to reflect anticipated business levels for the fiscal year 2001. As a result, the Company recorded charges of $27.5 million in the fiscal year ending September 30, 2000. See Note 2, “Other Charges.”

The sale of the Solaris business by Pharmacia, the expiration of the Solaris Agreement and termination of the Scotts distribution relationship subject our business to significant uncertainties. These include the resolution of all payments due between us and Pharmacia under the Solaris Agreement, such as the amounts receivable from Pharmacia for cost reimbursements and payments for cost reductions; the amounts payable to Pharmacia for inventory; and responsibility for obsolete inventory and for non-payment by Solaris’ sub-agents. Scotts and Pharmacia have each initiated litigation against Central arising out of the prior distribution relationship. In addition, Central has filed suit against Scotts and Pharmacia seeking damages and injunctive relief as well as restitution for, among other things, breach of contract and violations of the antitrust laws by Scotts and Pharmacia. Because of the uncertainties inherent in complex litigation, it is not currently possible to make an assessment of the potential impact, losses or gains that may arise out of these cases individually or collectively. Central believes that, in the aggregate, the reconciliation of all accounts and claims with Pharmacia and Scotts will not result in additional charges to Central. Further, Central believes it has substantial counterclaims and rights of offset against both Scotts and Pharmacia, as well as meritorious defenses, and intends to vigorously contest both suits. However, there can be no assurance that the resolution of this litigation will not have a material adverse effect on Central’s results of operations, financial position and/or cash flows.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On August 2, 2000, a fire destroyed the Company’s leased warehouse space in Phoenix, Arizona, and an adjoining warehouse space leased by a third party. The adjoining warehouse tenant has filed a lawsuit seeking to recover for property damage from the fire. Local residents have also filed a purported class action lawsuit alleging claims for bodily injury and property damage as a result of the fire. The building owner and nearby businesses have also presented claims for property damage and business interruption but have not filed lawsuits. In addition, the Arizona Department of Environmental Quality is monitoring the cleanup operations and has asked the Company, the building owner and the adjoining warehouse tenant to assess whether the fire and fire suppression efforts may have caused environmental impacts to soil, groundwater and/or surface water. The United States Environmental Protection Agency has also requested information relating to the fire. The overall amount of the damages to all parties caused by the fire, and the overall amount of damages which the Company may sustain as a result of the fire, have not been quantified. At the time of the fire, the Company maintained property insurance covering losses to the leased premises, the Company’s inventory and equipment, and loss of business income. The Company also maintained insurance providing $51 million of coverage (with no deductible) against third party liability. The Company believes that this insurance coverage will be available with respect to third party claims against the Company if parties other than the Company are not found responsible. The precise amount of the damages sustained in the fire, the ultimate determination of the parties responsible and the availability of insurance coverage are likely to depend on the outcome of complex litigation, involving numerous claimants, defendants and insurance companies.

8. Income Taxes

The provision for income taxes consists of the following:

	Fiscal Year Ended
	September 29, 2001	September 30, 2000	September 25, 1999
	(in thousands)
Current:
Federal	$(9,151)	$9,544	$16,796
State	(1,347)	2,009	3,551

Total	(10,498)	11,553	20,347
Deferred	10,251	(7,500)	(1,306)

Total	$(247)	$4,053	$19,041

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	September 29, 2001	September 30, 2000	September 25, 1999
Statutory rate	35%	35%	35%
State income taxes, net of federal benefit	0.6	(4.7)	5
Nondeductible expenses, primarily goodwill	(29.7)	(73.0)	5
Other	(2.6)	(0.3)	(1)

Effective tax rate	3.3%	(43.0)%	44%

Deferred income taxes reflect the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	September 29, 2001		September 30, 2000
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
		(in thousands)
Current:
Allowance for doubtful accounts receivable	$4,364		$1,910
Inventory write-downs	5,906		9,316
Prepaid expenses		$1,942		$1,364
Nondeductible reserves	1,548		4,750
State taxes		1,616		258
Other	565		1,102

Current	12,383	3,558	17,078	1,622
Noncurrent:
Depreciation and amortization		15,927		11,106
Joint venture income		416		634
Net operating loss	213
Other	490			386

Noncurrent	703	16,343	—	12,126

Total	$13,086	$19,901	$17,078	$13,748

As of September 29, 2001, the Company had a state net operating loss carryforward of approximately $2.4 million which expires in 2010.

9. Shareholders’ Equity

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.

At September 29, 2001, there were 1,000,000 shares of preferred stock ($0.01 par value) authorized, of which none were outstanding.

In August 1998, the Company’s Board of Directors authorized a program for the Company to repurchase up to $25 million of common shares. In several subsequent authorizations, the Company’s Board of Directors increased such authorization up to $155 million of common shares as of December 1, 1999. As of September 29, 2001, the Company had repurchased approximately 13.7 million shares of its common stock for an aggregate price of approximately $143.8 million under this program.

In 1993, the Company adopted the Omnibus Equity Incentive Plan (the “Plan”) which, through September 29, 2001, has provided for the grant of options to key employees and consultants of the Company for the purchase of up to an aggregate of 4.8 million shares of common stock of the Company. The Plan is administered by the Compensation Committee of the Board of Directors, comprised of outside independent directors only, who determine individual awards to be granted, vesting and exercise of share conditions.

In 1996, the Company adopted the Nonemployee Director Stock Option Plan (the “Director Plan”) which provides for the grant of options to nonemployee directors of the Company. In June 2001, the Board of Directors of the Company conditionally amended the Director Plan, subject to shareholder approval at the 2002 Annual Meeting, to increase the number of shares authorized for issuance under the Director Plan to 200,000 shares and to revise the annual awards to provide for an option to purchase $100,000 of the Company’s common stock and a restricted stock grant for $10,000 of the Company’s common stock. In June 2001, the Board also granted each nonemployee director an option to purchase 7,000 shares of the Company’s common stock and a restricted stock grant for 1,000 shares of common stock outside the Director Plan.

The Company sponsors several 401(k) plans which cover substantially all employees. The Company accrued contributions of $860,000, $1,030,000 and $987,000 for fiscal years 2001, 2000 and 1999, respectively.

From 1997 until 2001, the Company maintained an employee discount stock purchase plan for eligible employees. Under such plan, participants could use up to 15% of their annual compensation up to certain dollar limitations, whichever was higher, to purchase, through payroll deductions, the Company’s common stock at the end of six-month periods ending June 30 and December 31 of each plan year for 85% of the lower of the beginning or ending stock price for the applicable six-month period of each plan year. The remaining shares authorized under the plan were issued to employees during 2001, and the Company does not currently expect to authorize additional shares under the plan.

Additional Stock Plan Information – The Company continues to account for its employee stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net earnings and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1997. These calculations require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of four years from date of grant; stock volatility, 55% in fiscal 2001, 57% in fiscal 2000 and 64% in fiscal 1999; risk free interest rates, 3.98% in fiscal 2001, 5.29% in fiscal 2000 and 4.6% in fiscal 1999; and no dividends during the expected term.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 2001, fiscal 2000, fiscal 1999, fiscal 1998 and fiscal 1997 awards had been amortized to expense in the consolidated financial statements over the vesting period of the awards, pro forma net earnings would have been as follows:

	Fiscal Year Ended
	September 29, 2001	September 30, 2000	September 25, 1999
As reported:
Net (loss) earnings (in thousands)	$(7,143)	$(13,484)	$24,200
Net (loss) earnings per common share:
Basic	$(0.39)	$(0.72)	$0.89
Diluted	$(0.39)	$(0.72)	$0.88
Pro forma:
Net (loss) earnings (in thousands)	$(10,987)	$(17,738)	$20,559
Net earnings (loss) per common share:
Basic	$(0.60)	$(0.94)	$0.75
Diluted	$(0.60)	$(0.94)	$0.75

However, the impact of outstanding non-vested stock options granted prior to fiscal 1997 has been excluded from the pro forma calculation; accordingly, the fiscal 2001, fiscal 2000 and fiscal 1999 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all stock options.

Option activity under the Plan, Director Plan and to nonemployee directors outside the Director Plan is as follows:

	Number of Options	Weighted Average Exercise Price
Balance at September 26, 1998	2,115,553	$17.83
Granted (weighted average fair value of $7.26)	1,929,224	13.45
Exercised	(159,867)	4.36
Cancelled	(974,915)	22.85

Balance at September 25, 1999	2,909,995	14.35

Granted (weighted average fair value of $3.90)	493,170	8.21
Exercised	(48,617)	4.86
Cancelled	(194,600)	14.14

Balance at September 30, 2000	3,159,948	13.55

Granted (weighted average fair value of $2.95)	576,750	6.85
Exercised	(40,939)	2.75
Cancelled	(801,200)	13.15

Balance at September 29, 2001	2,894,559	12.48

Exercisable at September 25, 1999	467,651	15.04

Exercisable at September 30, 2000	836,579	15.20

Exercisable at September 29, 2001	1,391,644	15.03

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options Outstanding September 29, 2001				Options Exercisable September 29, 2001
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$1.30 – $4.99	56,331	2.0	$ 2.19	46,384	$ 2.38
5.00 – 9.99	1,003,170	2.4	7.46	5,000	6.81
10.00 – 14.99	1,198,800	1.0	13.57	887,450	13.40
15.00 – 19.99	303,784	1.6	16.44	187,810	16.76
20.00 – 24.99	300,000	1.2	21.13	240,000	21.13
25.00 – 33.94	32,474	0.7	27.48	25,000	26.50

$1.30 – $33.94	2,894,559	1.6	$12.48	1,391,644	$15.03

10. Earnings Per-Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per-share (EPS) computations:

	Fiscal Year Ended September 29, 2001			Fiscal Year Ended September 30, 2000			Fiscal Year Ended September 25, 1999
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(dollars and shares in thousands)
Basic EPS:
Net income (loss) available to common stock	$(7,143)	18,402	$(0.39)	$(13,484)	18,786	$(0.72)	$24,200	27,328	$0.89
Effect of dilutive securities:
Options to purchase common stock								109
Diluted EPS:

Net income (loss) attributed to common shareholders	$(7,143)	18,402	$(0.39)	$(13,484)	18,786	$(0.72)	$24,200	27,437	$0.88

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Quarterly Financial Data – unaudited (dollars and shares in thousands)

The Company’s unaudited results for each of the quarterly periods in fiscal years 2001 and 2000 have been restated. See related discussion in Note 14.

	Fiscal 2001 – As Previously Reported
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Sales (1)	$212,058	$322,807	$341,866	$246,268
Gross profit (1)	64,780	97,484	103,385	73,068
Net income (loss)	(4,452)	2,694	7,664	(15,156)

Net income (loss) per common share:
Basic	$(0.24)	$0.15	$0.42	$(0.82)
Diluted	$(0.24)	$0.15	$0.38	$(0.82)

Weighted average shares outstanding:
Basic	18,334	18,405	18,433	18,443
Diluted	18,334	18,465	22,598	18,443

	Fiscal 2001 – As Restated
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Sales (1)	$212,058	$322,807	$341,866	$246,268
Gross profit (1)	58,719	91,569	97,108	64,417
Net income (loss)	(4,413)	2,806	8,153	(13,689)

Net income (loss) per common share:
Basic	$(0.24)	$0.15	$0.44	$(0.74)
Diluted	$(0.24)	$0.15	$0.40	$(0.74)

Weighted average shares outstanding:
Basic	18,334	18,405	18,433	18,443
Diluted	18,334	18,465	22,598	18,443

	Fiscal 2000 – As Previously Reported
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Sales (1)	$217,842	$381,591	$451,378	$300,067
Gross profit (1)	57,479	97,425	112,322	73,546
Net income (loss)	(6,475)	12,095	12,875	(30,308)

Net income (loss) per common share:
Basic	$(0.33)	$0.65	$0.69	$(1.63)
Diluted	$(0.33)	$0.58	$0.61	$(1.63)

Weighted average shares outstanding:
Basic	19,389	18,572	18,640	18,543
Diluted	19,389	22,769	22,850	18,543

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal 2000 – As Restated
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Sales (1)	$217,842	$381,591	$451,378	$300,067
Gross profit (1)	51,805	90,090	105,883	65,399
Net income (loss)	(6,059)	12,057	13,062	(32,544)

Net income (loss) per common share:
Basic	$(0.31)	$0.65	$0.70	$(1.76)
Diluted	$(0.31)	$0.58	$0.62	$(1.76)

Weighted average shares outstanding:
Basic	19,389	18,572	18,640	18,543
Diluted	19,389	22,769	22,850	18,543

(1)
Reflects the reclassification of $1.2 million for each of the first three quarters of fiscal 2001 and $1.3 million, $1.4 million, $1.0 million and $0.6 million for the first, second, third and fourth quarters of fiscal 2000, respectively, attributable to the net effect of reclassifying certain shipping and handling billings and volume-based rebate incentives. See Note 1.

12. Transactions with Related Parties

The Company leased certain warehouse facilities and equipment from related entities which had been controlled by the Company’s principal shareholder. Rental expense under these leases totaled $99,000 annually in fiscal year 1999. During fiscal year 1999, the Company’s principal shareholder disposed of these assets.

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

13. Business Segment Data

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision making group is comprised of the Chief Executive Officer and the lead executives of each of the Company’s operating segments. The lead executive for each operating segment is also a member of a Strategy Board that manages the profitability of each respective segment’s various product lines and business. The operating segments are managed separately because each segment represents a strategic business unit that offers different products or services. The chief operating decision making group evaluates performance based on profit or loss from operations. The Company’s Corporate division is included in the presentation of reportable segment information since certain revenues and expenses of this division are not allocated separately to the two operating segments. Segment assets exclude cash equivalents, short-term investments, deferred taxes and goodwill.

Effective September 30, 2000, Scotts discontinued its distribution relationship with the Company, which significantly impacted the Company’s distribution businesses. In December 2000, the Company cancelled the proposed spin-off of its garden distribution business and adopted a plan to reorganize its garden and pet businesses.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the reorganization plan, the Company’s garden products and distribution businesses became one operating unit and its pet products and distribution businesses became another operating unit.

Consistent with the above changes, management has determined that the reportable segments of the Company are Garden Products and Pet Products, based on the level at which the chief operating decision making group reviews the results of operations to make decisions regarding performance assessment and resource allocation. This represents a change from the segments reported in the Company’s fiscal 2000 Annual Report filed on Form 10-K.

The Garden Products segment consists of Pennington Seed, Matthews Four Seasons, Grant’s, Norcal Pottery and AMBRANDS. Products manufactured or designed and sourced are products found typically in the lawn and garden sections of mass merchandisers, warehouse-type clubs, home improvement centers and nurseries and include grass seed, bird seed, clay pottery, outdoor wooden planters and trellises, ant control and animal repellents. These products are sold directly to retailers and to distributors. The Garden Products segment is also a national distributor of lawn and garden products. This segment also operates 20 distribution centers across the United States. Their products are sold to independent retailers, national retail chains, grocery stores and mass merchants.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to the Company’s business segments, based upon the new reportable segments, for each of the three most recent fiscal years is presented in the table below.

	2001	2000	1999
	(in thousands)
Net sales
Garden Products	$676,773	$923,742	$1,129,544
Pet Products	519,147	484,959	457,331
Corporate, eliminations and all other	(72,921)	(57,823)	(55,260)

Total net sales	$1,122,999	$1,350,878	$1,531,615

Intersegment sales
Garden Products	$29,787	$33,630	$20,679
Pet Products	43,134	24,193	34,581
Corporate, eliminations and all other	(72,921)	(57,823)	(55,260)

Total intersegment sales	$0	$0	$0

Income (loss) from operations before other charges
Garden Products	$12,667	$31,393	$50,252
Pet Products	34,846	32,305	25,286
Corporate, eliminations and all other	(33,451)	(24,598)	(18,608)

Total income from operations before other charges	14,062	39,100	56,930
Other charges	—	(27,156)	(2,708)
Interest expense	(23,247)	(23,140)	(12,680)
Interest income	164	589	593
Other income	1,631	1,176	1,106
Income taxes	247	(4,053)	(19,041)

Net income (loss)	$(7,143)	$(13,484)	$24,200

Assets
Garden Products	$289,702	$303,234	$395,475
Pet Products	221,976	246,978	197,396
Corporate, eliminations and all other	404,948	395,099	362,523

Total assets	$916,626	$945,311	$955,394

Depreciation and amortization
Garden Products	$6,185	$6,410	$4,845
Pet Products	10,758	8,002	5,921
Corporate, eliminations and all other	11,419	11,623	9,726

Total depreciation and amortization	$28,362	$26,035	$20,492

Expenditures for long-lived assets
Garden Products	$5,111	$6,261	$4,219
Pet Products	7,206	8,246	13,515
Corporate, eliminations and all other	1,571	2,156	906

Total expenditures for long-lived assets	$13,888	$16,663	$18,640

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Restatement

Subsequent to the issuance of the Company’s consolidated financial statements as of and for the year ended September 29, 2001, the Company’s management determined that certain manufacturing-related costs previously reported as selling, general and administrative expenses would be more appropriately reported as cost of goods sold and occupancy. In addition, management determined that an adjustment recorded in fiscal year 2001 to eliminate certain inventory costs would be more appropriately recorded in prior periods as selling, general and administrative expenses. As a result, the accompanying consolidated financial statements have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows (in thousands, except per share amounts):

	September 30, 2000
	As Previously Reported	As Restated
Inventories	$242,617	$239,046
Prepaid expenses and other assets	20,658	22,122
Retained earnings	82,661	80,554
Total shareholders’ equity	463,947	461,840

	Fiscal Year Ended
	September 29, 2001		September 30, 2000		September 25, 1999
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Cost of goods sold and occupancy	$784,282	$811,186	$1,010,106	$1,036,701	$1,187,722	$1,212,319
Gross profit	338,717	311,813	340,772	313,177	343,893	319,296
Selling, general and administrative expenses	328,226	297,751	298,839	274,077	286,471	262,366
Income (loss) before income taxes	(10,961)	(7,390)	(6,598)	(9,431)	43,733	43,241
Net income (loss)	(9,250)	(7,143)	(11,813)	(13,484)	24,490	24,200
Net income (loss) per common share:
Basic	(0.50)	(0.39)	(0.63)	(0.72)	0.90	0.89
Diluted	(0.50)	(0.39)	(0.63)	(0.72)	0.89	0.88

Retained earnings as of the beginning of fiscal 1999 was reduced by $0.1 million as a result of the restatement.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” See also Item 1 above.

Item 11.     Executive Compensation

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders under the caption “Ownership of Management and Principal Stockholders.”

Item 13.     Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders under the captions “Compensation Committee Interlocks and Insider Participation” and “Transactions with the Company.”

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    The following documents are filed as part of this report:

(1) Consolidated Financial Statements of the Company, as Restated, are included in Part II, Item 8:

Independent Auditors’ Report

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Supplementary Consolidated Financial Statement Schedule as of and for the fiscal years ended September 29, 2001, September 30, 2000 and September 25, 1999:

Independent Auditors’ Report on Supplementary Consolidated Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

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

Date: December 10, 2002

CENTRAL GARDEN & PET COMPANY

By /s/ WILLIAM E. BROWN
William E. Brown Chairman of the Board and Chief Executive Officer

I, William E. Brown, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Central Garden & Pet Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: December 10, 2002

/s/ WILLIAM E. BROWN
William E. Brown Chief Executive Officer (Principal Executive Officer)

I, Stuart W. Booth, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Central Garden & Pet Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: December 10, 2002

/s/ STUART W. BOOTH
Stuart W. Booth Chief Financial Officer (Principal Financial Officer)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors of Central Garden & Pet Company:

We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company”) as of September 29, 2001 and September 30, 2000 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the fiscal years in the three-year period ended September 29, 2001, and have issued our report thereon dated December 7, 2001, December 4, 2002, as to Note 14 (which expresses an unqualified opinion and includes an explanatory paragraph relating to the restatement described in Note 14); such report is included elsewhere in this Form 10-K/A. Our audits also included the supplementary consolidated financial statement schedule of the Company listed in Item 14(a)(2). This supplementary consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such supplementary consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP

San Francisco, California
December 7, 2001 (December 4, 2002 as to the effects of the restatement discussed in Note 14)

SCHEDULE II

CENTRAL GARDEN & PET COMPANY

VALUATION AND QUALIFYING ACCOUNTS
As of and for the Fiscal Years Ended September 29, 2001,
September 30, 2000 and September 25, 1999

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balances at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balances at End of Period
AMOUNTS DEDUCTED FROM ASSETS TO WHICH THEY APPLY:
Year ended September 25, 1999 Allowance for doubtful accounts receivable	6,458	4,909	—	5,224	6,143
Year ended September 30, 2000 Allowance for doubtful accounts receivable	6,143	3,572	314	1,979	8,050
Year ended September 29, 2001 Allowance for doubtful accounts receivable	8,050	9,302	—	2,888	14,464

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K/A:

Exhibit Number	Exhibit

3.1	Third Amended and Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3.1 to Registration Statement No. 33-98544).

3.1.1	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3.1.1 to Registration Statement No. 333-46437).

3.2	Copy of Registrant’s Bylaws (Incorporated by reference from Exhibit 3.2 to Registration Statement No. 33-48070).

4.1	Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4.1 to Registration Statement No. 33-48070).

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

10.3
Loan and Security Agreement by and among Congress Financial Corporation (Western) and Central Garden & Pet Company, Matthews Redwood and Nursery Supply, Inc., Four Paws Products, Ltd. and Ezell Nursery Supply, Inc., dated December 17, 1997 (Incorporated by reference from Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 1998).

10.4
Amendment No. 8 to Loan and Security Agreement by and among Congress Financial Corporation (Western) and Central Garden & Pet Company, Matthews Redwood and Nursery Supply, Inc., Four Paws Products, Ltd. and Ezell Nursery Supply, Inc., dated May 12, 2000 (Incorporated by reference from Exhibit 10.6.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 24, 2000).

10.5
Intercreditor Agreement between Congress Financial Corporation (Western) and Monsanto Corporation dated as of January 28, 1994 (Incorporated by reference to Exhibit 10.32.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 1993).

10.6
Master Agreement by and between The Solaris Group, a Strategic Business Unit of Monsanto Company, and the Company dated July 21, 1995 (Incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 1995).

10.7
Exclusive Agency and Distributor Agreement by and between The Solaris Group and the Company dated July 21, 1995 (Incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 1995).

10.8
Compensation Agreement by and between The Solaris Group and Central Garden & Pet Company dated July 21, 1995 (Incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 1995).

10.9
Amended and Restated Asset Purchase Agreement among Novartis Inc. and the Company dated as of February 3, 1997, as amended by Amendment No. 1 thereto, dated as of April 22, 1997, and Amendment No. 2 thereto, dated as of May 23, 1997 (Incorporated by reference to Exhibit 1.2 to the Company’s Report on Form 8-K dated May 26, 1997).

Exhibit Number	Exhibit

10.10
Stock Purchase Agreement dated as of December 5, 1997 among the Company and the shareholders of T.F.H. Publications, Inc. (Incorporated by reference to Exhibit 1.2 to the Company’s Report on Form 8-K/A dated December 18, 1997)

10.11	1993 Omnibus Equity Incentive Plan, as amended (Incorporated by reference to Exhibits 4.1 to the Company’s Registration Statements Nos. 33-7236, 33-89216, 333-1238 and 333-41931).

10.12	Nonemployee Director Equity Incentive Plan, as amended June 8, 2001.*

10.13
Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III (Incorporated by reference from Exhibit 10.20 to the Company’s Form 10-K/A for the fiscal year ended September 26, 1998).

12	Statement re Computation of Ratios of Earnings to Fixed Charges

21	List of Subsidiaries *

23	Independent Auditors’ Consent

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

* Previously filed.