Form 10-Q/A
period 2001-12-29
CENTRAL GARDEN & PET COMPANY
filed 2002-12-10
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2001

OR

☐	TRANSITION REPORT PURSUANT OF SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-20242

CENTRAL GARDEN & PET COMPANY

Delaware	68-0275553
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

This quarterly report contains “forward-looking” statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed below, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors Relating to Forward-Looking Statements” in our Annual Report on Form 10-K/A for the fiscal year ended September 29, 2001, and from time to time in our filings with the Securities and Exchange Commission. These risks and uncertainties include the final resolution of all pending litigation between the Company and The Scotts Company; the success of and the costs associated with the realignment of the Company’s lawn and garden distribution operations; any liabilities to which the Company may become subject as a result of the August 2, 2000 fire at its Phoenix distribution center; and the impact of any other outstanding or potential litigation.

i

INTRODUCTORY NOTE

This amendment on Form 10-Q/A is being filed to give effect to the restatement of our condensed consolidated financial statements discussed in Note 7 to the condensed consolidated financial statements, and to give effect to the results of the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective September 30, 2001 as discussed in Note 6 to the condensed consolidated financial statements. This amendment incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this quarterly report as originally filed, except where specifically noted.

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)
(unaudited)

	September 29, 2001	December 29, 2001 As Restated (See Note 7)
ASSETS
Current assets:
Cash & cash equivalents	$8,292	$5,692
Accounts receivable (less allowance for doubtful accounts of $14,464 and $11,274)	141,791	135,348
Inventories	217,902	231,583
Prepaid expenses and other assets	35,776	32,937

Total current assets	403,761	405,560
Land, buildings, improvements and equipment—net	108,798	106,395
Goodwill	371,987	225,239
Deferred income taxes and other assets	32,080	50,856

Total	$916,626	$788,050

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$119,423	$120,170
Accounts payable	127,884	134,092
Accrued expenses	38,412	32,478
Current portion of long-term debt	7,052	7,006

Total current liabilities	292,771	293,746
Long-term debt	151,623	151,592
Deferred income taxes and other long-term obligations	16,917	1,143
Shareholders’ equity:
Class B stock, $.01 par value: 1,655,462 shares outstanding at September 29, 2001 and December 29, 2001	16	16
Common stock, $.01 par value: 30,532,473 and 30,532,873 issued and 16,790,223 and 16,790,623 outstanding at September 29, 2001 and December 29, 2001	305	305
Additional paid-in capital	526,410	526,410
Retained earnings (deficit)	73,411	(40,335)
Treasury stock	(144,827)	(144,827)

Total shareholders’ equity	455,315	341,569

Total	$916,626	$788,050

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	December 30, 2000	December 29, 2001
	As Restated (See Note 7)
Net sales	$212,058	$210,659
Cost of goods sold and occupancy	153,339	149,157

Gross profit	58,719	61,502
Selling, general and administrative expenses	60,919	59,621

Income (loss) from operations	(2,200)	1,881
Interest expense	(5,970)	(3,938)
Interest income	49	27
Other income (expense)	92	(528)

Loss before income taxes and cumulative effect of accounting change	(8,029)	(2,558)
Income taxes	(3,616)	(1,049)

Loss before cumulative effect of accounting change	(4,413)	(1,509)
Cumulative effect of accounting change, net of tax (Note 6)	—	(112,237)

Net loss	$(4,413)	$(113,746)

Basic and diluted loss per common share:
Before cumulative effect of accounting change	$(0.24)	$(0.08)
Cumulative effect of accounting change	—	(6.09)

Basic and diluted loss per common share	$(0.24)	$(6.17)

Basic and diluted weighted average shares used in the computation of loss per share	18,334	18,446

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	December 30, 2000	December 29, 2001
	As Restated (See Note 7)
Cash flows from operating activities:
Net loss	$(4,413)	$(113,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,057	4,284
Cumulative effect of accounting change	—	146,748
Deferred income taxes	—	(34,511)
Change in assets and liabilities:
Receivables	15,607	6,443
Inventories	(33,298)	(13,681)
Prepaid expenses and other assets	(3,873)	2,972
Accounts payable	20,936	6,208
Accrued expenses	(9,502)	(5,934)
Other long-term obligations	(4,328)	(133)

Net cash used in operating activities	(11,814)	(1,350)
Cash flows from investing activities:
Additions to land, buildings, improvements and equipment	(3,909)	(1,920)
Payments to acquire companies, net of cash acquired	(18,277)	0

Net cash used in investing activities	(22,186)	(1,920)
Cash flows from financing activities:
Borrowings under lines of credit, net	32,548	747
Repayments of long-term debt	(402)	(77)
Proceeds from issuance of common stock—net	19	0

Net cash provided by financing activities	32,165	670
Net decrease in cash and cash equivalents	(1,835)	(2,600)
Cash and cash equivalents at beginning of period	5,685	8,292

Cash and cash equivalents at end of period	$3,850	$5,692

Supplemental information:
Cash paid for interest	$2,589	$2,335

Cash paid for taxes	$211	$48

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended December 29, 2001
(unaudited)

1.    Basis of Presentation

The condensed consolidated balance sheet as of December 29, 2001, the condensed consolidated statements op operations for the three months ended December 30, 2000 and December 29, 2001 and the condensed consolidated statements of cash flows for the three months ended December 30, 2000 and December 29, 2001 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

Due to the seasonal nature of the Company’s business, the results of operations for the three months ended December 29, 2001 are not indicative of the operating results that may be expected for the year ending September 28, 2002. It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2001 Annual Report on Form 10-K/A which has previously been filed with the Securities and Exchange Commission.

2.    New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. Other intangible assets will continue to be amortized over their estimated useful lives. Amortization of goodwill, including goodwill recorded in prior business combinations, will cease prospectively upon the adoption of the standard, which the Company adopted for the fiscal year beginning September 30, 2001. See Note 6 for further discussion of the effect of the adoption of SFAS No. 142.

The following financial information is presented as if SFAS No. 142 was adopted at the beginning of the quarter ended December 30, 2000:

Three Months Ended December 30, 2000
(in thousands, except per share amounts)
Reported loss before cumulative effect of accounting change	$(4,413)
Goodwill amortization, net of tax	1,310

Adjusted loss before cumulative effect of accounting change	$(3,103)

Basic and diluted loss per share:
Reported loss	$(0.24)
Goodwill amortization	0.07

Adjusted loss per basic and diluted share	$(0.17)

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

	Three Months Ended
	December 30, 2000	December 29, 2001
	(in thousands)
Net Sales:
Garden Products	$89,274	$93,864
Pet Products	122,784	116,795

Total net sales	$212,058	$210,659

Income (loss)from operations:
Garden Products	$(3,514)	$(1,534)
Pet Products	6,158	7,797
Corporate	(4,844)	(4,382)

Total income (loss) from operations	(2,200)	1,881

Interest expense—net	(5,921)	(3,911)
Other income (expense)	92	(528)
Income taxes	(3,616)	(1,049)

Loss before cumulative effect of accounting change	(4,413)	(1,509)
Cumulative effect of accounting change, net of tax	—	(112,237)

Net loss	$(4,413)	$(113,746)

Depreciation and amortization:
Garden Products	$1,515	$1,407
Pet Products	2,796	2,733
Corporate	2,746	144

Total depreciation and amortization	$7,057	$4,284

	September 29, 2001	December 29, 2001
	(in thousands)
Assets:
Garden Products	$289,702	$291,815
Pet Products	221,976	212,078
Corporate	404,948	284,157

Total assets	$916,626	$788,050

Goodwill (included in corporate assets):
Garden Products	$157,325	$105,390
Pet Products	211,912	117,099
Corporate	2,750	2,750

Total goodwill	$371,987	$225,239

5.    Other Charges

Activity affecting the reserve balances associated with Other Charges recorded in fiscal 2000 is as follows (in millions):

Exit Related and Other
Balance September 29, 2001	$0.3
Costs incurred and paid	(0.3)

Balance December 29, 2001	$0.0

6.    Cumulative Effect of Accounting Change – Adoption of SFAS No. 142

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended December 29, 2001, management completed its measurement of the goodwill impairment resulting from the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” and therefore pursuant to that Statement, is reflecting the amount of goodwill impairment upon adoption as the cumulative effect of an accounting change as of September 30, 2001 in the accompanying condensed consolidated financial statements.

Goodwill balances within the Garden Products and Pet Products segments were tested for impairment as of September 30, 2001. Based on the analysis performed, the Company recorded a non-cash charge to write down goodwill in its Garden Products segment by $51.9 million ($42.1 million after tax) and in its Pet Products segment by $94.8 million ($70.1 million after tax). After giving effect to this write down, the goodwill balances for the Company’s Garden Products and Pet Products segments total $105.4 million and $117.1 million, respectively.

7.    Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended December 29, 2001, the Company’s management determined that certain manufacturing-related costs previously reported as selling, general and administrative expenses would be more appropriately reported as cost of goods sold and occupancy. In addition, management determined that an adjustment recorded in fiscal year 2001 to eliminate certain inventory costs would be more appropriately recorded in prior periods as selling, general and administrative expenses. As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows (in thousands, except per share amounts):

	Three Months Ended
	December 30, 2000		December 29, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
Cost of goods sold and occupancy	$147,278	$153,339	$138,873	$149,157
Gross profit	64,780	58,719	71,786	61,502
Selling, general and administrative expenses	67,046	60,919	69,905	59,621
Loss before income taxes and cumulative effect of accounting change	(8,095)	(8,029)	(2,558)	(2,558)
Net loss before cumulative effect of accounting change	(4,452)	(4,413)	(1,509)	(1,509)
Net loss per common share before cumulative effect of accounting change:
Basic and diluted	$(0.24)	$(0.24)	$(0.08)	$(0.08)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the effects of the restatement of our condensed consolidated financial statements for the three months ended December 29, 2001 and December 30, 2000, as discussed in Note 7 to the condensed consolidated financial statements. The following discussion also reflects the effects of the Company’s completion of the measurement of the goodwill impairment resulting from the adoption of SFAS No. 142, as discussed in Note 6 to the condensed consolidated financial statements.

Central was incorporated in Delaware in June 1992 and is the successor to a California corporation which was incorporated in 1955. References to “we,” “us,” or “Central” mean Central Garden & Pet Company and its subsidiaries and divisions, and their predecessor companies and subsidiaries.

Recent developments:

As required by SFAS No. 142, the Company has performed its goodwill impairment assessment analysis. Based on the analysis performed, the Company recorded a non-cash charge to write down goodwill by $146.7 million ($112.2 million after tax) as a cumulative effect of accounting change.

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

Three Months Ended December 29, 2001
Compared with Three Months Ended December 30, 2000

Net sales for the three months ended December 29, 2001 decreased by 0.7% or $1.4 million to $210.7 million from $212.1 million for the three months ended December 30, 2000. The decrease in net sales relates to our Pet Products segment which was adversely impacted by the termination of our distribution agreement with Kal Kan and the closure of four small distribution centers offset in part by an increase of approximately $4.6 million attributable to our Garden Products segment. Gross profit increased by $2.8 million, or 4.8%, from $58.7 million during the quarter ended December 30, 2000 to $61.5 million for the current quarter. Both business contributed to the increased gross profit. Gross profit as a percentage of net sales increased from 27.7% for the 2000 quarter to 29.2% for the current quarter. The percentage improvement was largely in Pet Products with Garden Products recording a modest increase over the 2000 quarter. The percentage improvement in Pet Products relates principally to Wellmark, which experienced sales increases in higher margin fire ant and mosquito products, and Kaytee, which had increased sales of higher margin caged bird and small animal food.

Selling, general and administrative expenses decreased 2.1% or $1.3 million from $60.9 million during the 2000 quarter to $59.6 million for the comparable 2001 quarter. As a percentage of net sales, selling, general and administrative expenses decreased from 28.7% during the three months ended December 30, 2000 to 28.3% for the three months ended December 29, 2001.

Selling and delivery expenses increased by $0.3 million from $27.3 million for the quarter ended December 30, 2000 to $27.6 million for the current quarter. Of the increase, Garden Products accounted for approximately $0.9 million principally related to increased sales of consumer products. The increase in Garden Products was partially offset by a decrease in expenses for Pet Products, primarily related to reduced sales.

Facilities expense increased by $0.1 million from $2.7 million for the quarter ended December 30, 2000 to $2.8 million for the current quarter. Warehouse and administrative expenses decreased $1.7 million from $30.9 million during the three months ended December 30, 2000 to $29.2 million for the comparable 2001 quarter. Of the $1.7 million decrease, approximately $1.1 million was attributable to Garden Products decreases $0.2 million to Pet Products and a decrease of $0.4 million in corporate expenses. The decreases in Garden Products and Pet Products relate principally to reduced shipping costs related to reduced warehouse operations from the past distribution closures. The decrease in corporate administrative expense of $0.4 million is attributable to the absence of goodwill amortization in the 2001 quarter compared with goodwill amortization of $2.7 million in the 2000 quarter, $0.3 million in reduced salaries and related personnel costs and miscellaneous other expense items, offset in part by an increase of $2.6 million in legal and professional fees related to current litigation.

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

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. Other intangible assets will continue to be amortized over their estimated useful lives. Amortization of goodwill, including goodwill recorded in prior business combinations, ceased upon the adoption of the standard, which the Company adopted for the fiscal year beginning September 30, 2001. As required by SFAS No. 142, the Company performed its goodwill impairment analysis and recorded a non-cash charge to write down goodwill in its Garden Products segment by $51.9 million ($42.1 million after tax) and in its Pet Products segment by $94.8 million ($70.1 million after tax).

The Company’s effective income tax rate before the cumulative effect of accounting change for the first quarter of fiscal 2002 was 41.0% compared with 45.0% for the prior year quarter. The decrease in the effective tax rate results principally from the elimination of non-deductible goodwill amortization during the quarter ended

December 29, 2001 whereas it was included in the comparable 2000 quarter. This change in accounting for goodwill is attributable to the Company’s adoption of SFAS No. 142 effective September 30, 2001.

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

The Company has a $200 million line of credit with Congress Financial Corporation (Western). The available amount under the line of credit fluctuates based upon a specific asset-borrowing base. The line of credit bears interest at a rate either equal to the prime rate or LIBOR plus 2% at the Company’s option, and is secured by substantially all of the Company’s assets. At December 29, 2001, the Company had $74.9 million of outstanding borrowings, and had $12.7 million of available borrowing capacity under this line. The Company’s line of credit contains certain financial covenants such as minimum net worth and minimum working capital requirements. The line also requires the lender’s prior written consent to any acquisition of a business. On December 12, 2000, the agreement was amended and extended to July 12, 2002. The Company’s Pennington subsidiary also has an $85.0 million line of credit. At December 29, 2001, there were $41.4 million of outstanding borrowings and $43.6 million of available borrowing capacity under this line. Interest related to this line is based on a rate either equal to the prime rate or LIBOR plus 0.875% at the Company’s option. The Company’s All-Glass Aquarium subsidiary also has a

$10.0 million line of credit. As of December 29, 2001, there were $3.8 million of borrowings and $6.2 million of available borrowing capacity under this line. Interest related to this line is based on a rate equal to the prime rate less 0.5%. The Company believes that cash flows from operating activities, funds available under its lines of credit, and arrangements with suppliers will be adequate to fund its presently anticipated working capital requirements for the foreseeable future.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company believes there has been no material change in its exposure to market risk from that discussed in the Company’s fiscal 2001 Annual Report filed on Form 10-K/A.

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

For a discussion of other pending legal proceedings, please see Central’s Annual Report on Form 10-K/A for the year ended September 29, 2001.

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

CENTRAL GARDEN & PET COMPANY Registrant

Dated: December 10, 2002

/s/ STUART W. BOOTH
Stuart W. Booth Vice President and Chief Financial Officer

/s/ WILLIAM E. BROWN
William E. Brown Chairman of the Board and Chief Executive Officer

I, William E. Brown, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Central Garden & Pet Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: December 10, 2002

/s/ WILLIAM E. BROWN
William E. Brown Chief Executive Officer (Principal Executive Officer)

I, Stuart W. Booth, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Central Garden & Pet Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date:  December 10, 2002

/s/ STUART W. BOOTH
Stuart W. Booth Chief Financial Officer (Principal Financial Officer)