Form 10-Q/A
period 2002-03-30
CENTRAL GARDEN & PET COMPANY
filed 2002-12-10
CIK 887733

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

ii

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)
(unaudited)

	September 29, 2001	March 30, 2002 As Restated (See Note 7)
ASSETS
Current assets:
Cash & cash equivalents	$8,292	$8,363
Accounts receivable (less allowance for doubtful accounts of $14,464 and $12,291)	141,791	192,638
Inventories	217,902	218,293
Prepaid expenses and other assets	35,776	20,464

Total current assets	403,761	439,758
Land, buildings, improvements and equipment–net	108,798	105,864
Goodwill	371,987	225,239
Deferred income taxes and other assets	32,080	52,196

Total	$916,626	$823,057

LIABILITIES AND SHAREHOLDER’S EQUITY
Current assets:
Notes payable	$119,423	$134,260
Accounts payable	127,884	133,380
Accrued expenses	38,412	42,694
Current portion of long-term debt	7,052	7,048

Total current liabilities	292,771	317,382
Long-term debt	151,623	152,101
Deferred income taxes and other long-term obligations	16,917	978
Shareholders’ Equity:
Class B stock, $.01 par value: 1,655,462 shares outstanding at September 29, 2001 and March 30, 2002	16	16
Common stock, $.01 par value; 30,532,473 and 30,561,182 issued and 16,790,223 and 16,818,932 outstanding at September 29, 2001 and March 30, 2002	305	305
Additional paid-in capital	526,410	526,501
Retained earnings (deficit)	73,411	(29,399)
Treasury stock	(144,827)	(144,827)

Total shareholders’ equity	455,315	352,596

Total	$916,626	$823,057

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2001	March 30, 2002	March 31, 2001	March 30, 2002
	As Restated (See Note 7)		As Restated (See Note 7)
Net sales	$322,807	$290,693	$534,865	$501,352
Cost of goods sold and occupancy	231,238	199,793	384,577	348,950

Gross profit	91,569	90,900	150,288	152,402
Selling, general and administrative expenses	80,369	69,589	141,288	129,210

Income from operations	11,200	21,311	9,000	23,192
Interest expense	(6,406)	(3,682)	(12,376)	(7,620)
Interest income	36	14	85	41
Other income	443	892	535	364

Income (loss) before income taxes and cumulative effect of accounting change	5,273	18,535	(2,756)	15,977
Income taxes	2,467	7,599	(1,149)	6,550

Income (loss) before cumulative effect of accounting change	2,806	10,936	(1,607)	9,427
Cumulative effect of accounting change, net of tax (Note 6)	—	—	—	(112,237)

Net income (loss)	$2,806	$10,936	$(1,607)	$(102,810)

Basic income (loss) per common share:
Before cumulative effect of accounting change	$0.15	$0.59	$(0.09)	$0.51
Cumulative effect of accounting change	—	—	—	(6.08)

Basic income (loss) per common share	$0.15	$0.59	$(0.09)	$(5.57)

Diluted income (loss) per common share:
Before cumulative effect of accounting change	$0.15	$0.53	$(0.09)	$0.51
Cumulative effect of accounting change	—	—	—	(4.95)

Diluted income (loss) per common share	$0.15	$0.53	$(0.09)	$(4.44)

Weighted average shares used in the computation of income (loss) per share:
Basic	18,405	18,469	18,387	18,458
Diluted	18,416	22,734	18,387	22,661

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	March 31, 2001	March 30, 2002
	As Restated (See Note 7)
Cash flows from operating activities:
Net loss	$(1,607)	$(102,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,957	8,547
Cumulative effect of accounting change	—	146,748
Deferred income taxes	—	(34,511)
Change in assets and liabilities:
Receivables	(38,757)	(50,847)
Inventories	(17,692)	(391)
Prepaid expenses and other assets	(3,379)	13,998
Accounts payable	22,889	5,496
Accrued expenses	718	4,282
Other long-term obligations	(9,641)	(298)

Net cash used in operating activities	(33,512)	(9,786)
Cash flows from investing activities:
Additions to land, buildings, improvements and equipment	(6,477)	(5,545)
Payments to acquire companies, net of cash acquired	(18,277)	0

Net cash used in investing activities	(24,754)	(5,545)
Cash flows from financing activities:
Borrowings under lines of credit, net	63,337	14,837
(Repayments) borrowings of long-term debt	(5,883)	474
Proceeds from issuance of common stock—net	439	91

Net cash provided by financing activities	57,893	15,402
Net increase (decrease) in cash and cash equivalents	(373)	71
Cash and cash equivalents at beginning of period	5,685	8,292

Cash and cash equivalents at end of period	$5,312	$8,363

Supplemental information:
Cash paid for interest	$12,419	$7,866

Cash paid for income taxes	$2,366	$2,539

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended March 30, 2002
(unaudited)

1.    Basis of Presentation

The condensed consolidated statements of operations for both the three and six months ended March 31, 2001 and March 30, 2002, the condensed consolidated balance sheet as of March 30, 2002, and the condensed consolidated statements of cash flows for the six months ended March 31, 2001 and March 30, 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made. Certain prior year amounts have been reclassified to conform to current year presentation.

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

2.    New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. Other intangible assets will continue to be amortized over their estimated useful lives. Amortization of goodwill, including goodwill recorded in prior business combinations, will cease upon the adoption of the standard, which the Company adopted for the fiscal year beginning September 30, 2001. See Note 6 for further discussion of the effect of the adoption of SFAS No. 142.

The following financial information is presented as if SFAS No. 142 was adopted at the beginning of fiscal year 2001:

	Three Months Ended March 31, 2001	Six Months Ended March 31, 2001
	(in thousands, except per share amounts)
Reported income (loss) before cumulative effect of accounting change	$2,806	$(1,607)
Goodwill amortization, net of tax	1,839	3,149

Adjusted income before cumulative effect of accounting change	$4,645	$1,542

Basic and diluted income (loss) per share:
Reported income (loss)	$0.15	$(0.09)
Goodwill amortization	0.10	0.17

Adjusted income per basic and diluted share	$0.25	$0.08

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

3.    Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income (loss) from continuing operations:

	Three Months Ended March 30, 2002			Six Months Ended March 30, 2002
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income (loss)	$10,936	18,469	$0.59	$(102,810)	18,458	$(5.57)
Effect of dilutive securities:
Options to purchase common stock		158			96
Convertible notes	1,084	4,107		2,168	4,107
Diluted EPS:
Net income (loss) attributable to common shareholders	$12,020	22,734	$0.53	$(100,642)	22,661	$(4.44)

	Three Months Ended March 31, 2001			Six Months Ended March 31, 2001
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income (loss)	$2,806	18,405	$0.15	$(1,607)	18,387	$(0.09)
Effect of dilutive securities:
Options to purchase common stock		60
Diluted EPS:
Net income (loss) attributable to common shareholders	$2,806	18,465	$0.15	$(1,607)	18,387	$(0.09)

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

	Three Months Ended		Six Months Ended
	March 31, 2001	March 30, 2002	March 31, 2001	March 30, 2002
	(in thousands)
Net sales:
Garden Products	$203,281	$173,053	$292,555	$266,917
Pet Products	119,526	117,640	242,310	234,435

Total net sales	$322,807	$290,693	$534,865	$501,352

Income (loss)from operations:
Garden Products	$10,776	$21,256	$7,262	$19,722
Pet Products	8,804	10,460	14,962	18,257
Corporate	(8,380)	(10,405)	(13,224)	(14,787)

Total income from operations	11,200	21,311	9,000	23,192

Interest expense—net	(6,370)	(3,668)	(12,291)	(7,579)
Other income	443	892	535	364
Income taxes	2,467	7,599	(1,149)	6,550

Income (loss) before cumulative effect of accounting change	2,806	10,936	(1,607)	9,427
Cumulative effect of accounting change, net of tax	—	—	—	(112,237)

Net income (loss)	$2,806	$10,936	$(1,607)	$(102,810)

Depreciation and amortization:
Garden Products	$1,742	$1,373	$3,257	$2,780
Pet Products	2,371	2,750	5,167	5,483
Corporate	2,787	140	5,533	284

Total depreciation and amortization	$6,900	$4,263	$13,957	$8,547

			September 29, 2001	March 30, 2002
			(in thousands)
Assets:
Garden Products			$289,702	$344,242
Pet Products			221,976	210,471
Corporate			404,948	268,344

Total assets			$916,626	$823,057

Goodwill (included in corporate assets):
Garden Products			$157,325	$105,390
Pet Products			211,912	117,099
Corporate			2,750	2,750

Total goodwill			$371,987	$225,239

5.    Subsequent Event

In April 2002, the Company received a verdict related to litigation with The Scotts Company (“Scotts”). The jury awarded Scotts $10.4 million after taking into account Central’s counterclaims, which amount had previously been recorded as an obligation by the Company. The Company does not anticipate taking any additional charges in connection with this verdict. Central is continuing to pursue antitrust claims against Scotts in a separate action, which is scheduled for trial in July 2002.

6.    Cumulative Effect of Accounting Change – Adoption of SFAS No. 142

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended March 30, 2002, management completed its measurement of the goodwill impairment resulting from the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” and therefore pursuant to that Statement, is reflecting the amount of goodwill impairment upon adoption as the cumulative effect of an accounting change as of September 30, 2001 in the accompanying condensed consolidated financial statements.

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

7.    Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarterly period ended March 30, 2002, the Company’s management determined that certain manufacturing-related costs previously reported as selling, general and administrative expenses would be more appropriately reported as cost of goods sold and occupancy. In addition, management determined that an adjustment recorded in fiscal year 2001 to eliminate certain inventory costs would be more appropriately recorded in prior periods as selling, general and administrative expenses. As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2001		March 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Cost of goods sold and occupancy	$225,323	$231,238	$189,501	$199,793
Gross profit	97,484	91,569	101,192	90,900
Selling, general and administrative expenses	86,473	80,369	79,881	69,589
Income before income taxes and cumulative effect of accounting change	5,084	5,273	18,535	18,535
Income before cumulative effect of accounting change	2,694	2,806	10,936	10,936
Income per common share before cumulative effect of accounting change:
Basic	$0.15	$0.15	$0.59	$0.59
Diluted	$0.15	$0.15	$0.53	$0.53

	Six Months Ended
	March 31, 2001		March 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Cost of goods sold and occupancy	$372,601	$384,577	$328,374	$348,950
Gross profit	162,264	150,288	172,978	152,402
Selling, general and administrative expenses	153,519	141,288	149,786	129,210
Income (loss) before income taxes and cumulative effect of accounting change	(3,011)	(2,756)	15,977	15,977
Income (loss) before cumulative effect of account change	(1,758)	(1,607)	9,427	9,427
Income (loss) per common share before cumulative effect of accounting change:
Basic	$(0.10)	$(0.09)	$0.51	$0.51
Diluted	$(0.10)	$(0.09)	$0.51	$0.51

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the effects of the restatement of our condensed consolidated financial statements for the three and six months ended March 30, 2002 and March 31, 2001, as discussed in Note 7 to the condensed consolidated financial statements. The following discussion also reflects the effects of the Company’s completion of the measurement of the goodwill impairment resulting from the adoption of SFAS No. 142, as discussed in Note 6 to the condensed consolidated financial statements.

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

The termination of the Scotts distribution relationship subjects our business to significant uncertainties. Scotts and Pharmacia each initiated litigation against Central arising out of the prior distribution relationship. In addition, Central filed suit against Scotts and Pharmacia seeking damages and injunctive relief as well as restitution for, among other things, breach of contract and violations of the antitrust laws by Scotts and Pharmacia. The litigation between Central and Pharmacia has been settled. In April 2002 Central received a jury verdict in the litigation initiated by Scotts. Central is continuing to pursue the antitrust claims against Scotts, which are scheduled for trial in July 2002 in Federal Court in San Francisco, California. For more information, see “Legal Proceedings” below in Part II–Item 1.

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

Gross profit decreased by $0.7 million, or 0.8%, from $91.6 million during the quarter ended March 31, 2001 to $90.9 million for the current quarter. Gross profit as a percentage of net sales increased from 28.4% for the fiscal year 2001 quarter to 31.3% for the current quarter. The gross margin percentage improved in both the Garden Products and Pet Products segments. As a result of the downsizing of the garden and pet sales and logistics groups sales of our proprietary brands have increased as a percentage of total sales and sales of third party products have decreased. Additionally, higher margins were achieved on our garden and pet proprietary branded products.

Selling, general and administrative expenses decreased 13.4% or $10.8 million from $80.4 million for the fiscal 2001 quarter to $69.6 million for the comparable fiscal 2002 quarter. Most of the decrease was in the Garden Products segment, partially offset by an increase in Corporate expenditures. As a percentage of net sales, selling, general and administrative expenses decreased from 24.9% for the three months ended March 31, 2001 to 23.9% for the three months ended March 30, 2002.

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

Warehouse and administrative expenses decreased $6.6 million from $42.6 million for the three months ended March 31, 2001 to $36.0 million for the comparable fiscal year 2002 quarter. The $6.6 million decrease was attributable to a $7.9 million decrease in Garden Products and $0.7 million in Pet Products partially offset by an increase of $2.0 million in Corporate expenses. The decrease in Garden Products is related primarily to $3.5 million expensed in the prior year related to additional provisions for uncollectible receivables and a net reduction of approximately $2.4 million related to the costs incurred in the prior year for the closure of the Garden Products distribution centers. Additionally, the decreases in Garden Products and Pet Products were due to reduced shipping costs related to reduced warehouse operations from the past distribution closures. The increase in corporate expenses is due primarily to the increase in legal costs partially offset by the absence of goodwill amortization in the fiscal year 2002 quarter.

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

The Company’s effective income tax rate before the cumulative effect of accounting change for the second quarter of fiscal 2002 was 41.0% compared with 47.0% for the prior year quarter. The decrease in the effective tax rate results principally from the elimination of non-deductible goodwill amortization during the quarter ended March 30, 2002 that was included in the comparable fiscal year 2001 quarter.

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

Gross profit increased $2.1 million, from $150.3 million to $152.4 million, for the six month periods ended March 31, 2001 and March 30, 2002, respectively. The gross margin percentage increased 2.3%, from 28.1% for the six months ended March 31, 2001 to 30.4% for the comparable fiscal 2002 period. The increase in gross profit as a percentage of net sales relates principally to increases in sales of higher margin proprietary branded products in both segments coupled with a reduction of lower margin third party product sales. The gross margin percentage in the Garden Products segment increased from 24.2% in the six month period ended March 31, 2001 to 26.9% in the six month period ended March 30, 2002. The gross margin percentage in the Pet Products segment increased from 32.8% from the six month period ended March 31, 2001 to 34.4% in the six month period ended March 30, 2002.

Selling, general and administrative expenses decreased 8.6%, or $12.1 million, from $141.3 million for the six month period ended March 31, 2001 to $129.2 million for the period ended March 30, 2002. As a percentage of net sales, selling, general and administrative expenses decreased from 26.4% for the six months ended March 30, 2001 to 25.8% for the similar 2002 period. Selling and delivery expenses decreased by $3.9 million from $62.2 million for the six months ended March 31, 2001 to $58.3 million for the comparable fiscal 2002 period. Facilities expenses was $5.7 million for the six months ended March 31, 2001 and the comparable fiscal 2002 period. Warehouse and administrative expenses decreased $8.2 million from $73.4 million for the six months ended March 31, 2001 to $65.2 million for the comparable fiscal 2002 period.

The $3.9 million decrease in selling & delivery expenses is due to delivery and common carrier cost reductions in both the Garden Products and Pet Products segments due to lower volumes of third party product sales.

The $8.2 million decrease in warehouse and administrative expenses is a result of closure of distribution branches in the Garden and Pet segments and cost reductions of $11.0 million, the absence of goodwill amortization in fiscal 2002 of $5.1 million, partially offset by increased litigation related expenses of $7.9 million.

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

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Good will and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. Other intangible assets will continue to be amortized over their estimated useful lives. Amortization of goodwill, including goodwill recorded in prior business combinations, ceased upon the adoption of the standard, which the Company adopted for the fiscal year beginning September 30, 2001. As required by SFAS No. 142, the Company performed its goodwill impairment analysis and recorded a non-cash charge to write down goodwill in its Garden Products segment by $51.9 million ($42.1 million after tax) and in its Pet Products segment by $94.8 million ($70.1 million after tax).

The Company’s effective income tax rate before the cumulative effect of accounting change for the six months ended March 30, 2002 was 41.0% compared with 42.0% for the six months ended March 31, 2001. The decrease in the effective tax rate results principally from the elimination of non-deductible goodwill amortization beginning in fiscal year 2002 that was included in the comparable fiscal year 2001 period.

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

Cash used in operating activities was $9.8 million for the six months ended March 30, 2002, a decrease of $23.7 million from the $33.5 million used in operating activities for the comparable fiscal 2001 period. The decrease is primarily attributable to the income generated in the current fiscal year as a result of higher gross profit margins and selling, general and administrative cost containment activities combined with the effects of significant income tax refunds received in the current year and a reduction in payments on other long-term obligations. These changes were partially offset by the effects of increased accounts receivable levels and reduced amortization included in the current year as the result of the elimination of goodwill amortization in connection with the Company’s adoption of SFAS No. 142.

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

(b)	The following directors were elected at the meeting

William E. Brown
Glenn W. Novotny
Brooks M. Pennington III
Lee D. Hines, Jr.
John B Balousek
Daniel P. Hogan, Jr.
Bruce A. Westphal

Set forth below is a tabulation with respect to the matter voted on at the meeting:

	For	Against or Withheld
William E. Brown
Common	14,189,293	1,066,995
Class B	1,603,695	0
Glenn W. Novotny
Common	14,216,489	1,039,799
Class B	1,603,695	0
Brooks M. Pennington III
Common	14,217,147	1,039,141
Class B	1,603,695	0
Lee D. Hines, Jr.
Common	14,266,789	989,499
Class B	1,603,695	0
John B. Balousek
Common	14,853,089	403,199
Class B	1,603,695	0
Daniel P. Hogan, Jr.
Common	14,852,730	403,558
Class B	1,603,695	0
Bruce A. Westphal
Common	14,852,867	403,421
Class B	1,603,695	0

(c)
The Amendment of the Nonemployee Director Equity Incentive Plan to increase the number of shares authorized for issuance thereunder to 200,000 and to revise the annual grants thereunder to nonemployee directors to provide for an option to purchase $100,000 of the Company’s common stock and a restricted stock grant for $10,000 of the Company’s common stock was approved at the meeting.

Set forth below is a tabulation with respect to the amendment voted on at the meeting:

	For	Against or Withheld
Common	10,117,167	5,139,321
Class B	1,603,695	0

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	The following current report on Form 8-K was filed during the quarter ended March 30, 2002.

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