Form 10-Q/A
period 2002-06-29
CENTRAL GARDEN & PET COMPANY
filed 2002-12-10
CIK 887733

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

i

INTRODUCTORY NOTE

This amendment on Form 10-Q/A is being filed to give effect to the restatement of our condensed consolidated financial statements discussed in Note 8 to the condensed consolidated financial statements, and to give effect to the results of the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective September 30, 2001 as discussed in Note 7 to the condensed consolidated financial statements. This amendment incorporates certain revisions to historical financial data and related descriptions but is not intended to update other information presented in this quarterly report as originally filed, except where specifically noted.

ii

PART I.         FINANCIAL INFORMATION

Item 1.     Financial Statements

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)
(unaudited)

	September 29, 2001	June 29, 2002 As Restated (See Note 8)
ASSETS
Current assets:
Cash & cash equivalents	$8,292	$9,278
Accounts receivable (less allowance for doubtful accounts of $14,464 and $11,664)	141,791	159,283
Inventories	217,902	186,434
Prepaid expenses and other assets	35,776	17,816

Total current assets	403,761	372,811
Land, buildings, improvements and equipment–net	108,798	102,304
Goodwill	371,987	222,489
Deferred income taxes and other assets	32,080	53,590

Total	$916,626	$751,194

LIABILITIES AND SHAREHOLDER’S EQUITY
Current assets:
Notes payable	$119,423	$80,233
Accounts payable	127,884	99,954
Accrued expenses	38,412	41,563
Current portion of long-term debt	7,052	7,375

Total current liabilities	292,771	229,125
Long-term debt	151,623	146,235
Deferred income taxes and other long-term obligations	16,917	1,253
Shareholders’ Equity:
Class B stock, $.01 par value: 1,655,462 shares outstanding at September 29, 2001 and June 29, 2002	16	16
Common stock, $.01 par value; 30,532,473 and 30,863,275 issued and 16,790,223 and 17,121,025 outstanding at September 29, 2001 and June 29, 2002	305	308
Additional paid-in capital	526,410	530,116
Retained earnings (deficit)	73,411	(11,032)
Treasury stock	(144,827)	(144,827)

Total shareholders’ equity	455,315	374,581

Total	$916,626	$751,194

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2001	June 29, 2002	June 30, 2001	June 29, 2002
	As Restated (See Note 8)		As Restated (See Note 8)
Net sales	$341,866	$335,609	$876,731	$836,961
Cost of goods sold and occupancy	244,758	234,631	629,335	583,581

Gross profit	97,108	100,978	247,396	253,380
Selling, general and administrative expenses	75,255	74,714	216,543	203,924

Income from operations	21,853	26,264	30,853	49,456
Interest expense	(5,608)	(3,743)	(17,984)	(11,363)
Interest income	22	33	107	74
Other income, net	529	4,407	1,064	4,771

Income before income taxes	16,796	26,961	14,040	42,938
Income taxes	8,643	8,594	7,494	15,144

Income before cumulative effect of accounting change	8,153	18,367	6,546	27,794
Cumulative effect of accounting change, net of tax (Note 7)	—	—	—	(112,237)

Net income (loss)	$8,153	$18,367	$6,546	$(84,443)

Basic income (loss) per common share:
Before cumulative effect of accounting change	$0.44	$0.99	$0.36	$1.50
Cumulative effect of accounting change	—	—	—	(6.06)

Basic income (loss) per common share	$0.44	$0.99	$0.36	$(4.56)

Diluted income (loss) per common share:
Before cumulative effect of accounting change	$0.40	$0.84	$0.35	$1.36
Cumulative effect of accounting change	—	—	—	(4.91)

Diluted income (loss) per common share	$0.40	$0.84	$0.35	$(3.55)

Weighted average shares used in computation of income (loss) per share:
Basic	18,433	18,579	18,395	18,498
Diluted	22,598	23,200	18,440	22,847

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	June 30, 2001	June 29, 2002
	As Restated (See Note 8)
Cash flows from operating activities:
Net income (loss)	$6,546	$(84,443)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on fixed asset disposals	0	696
Write-off of equity method investment	0	2,750
Depreciation and amortization	21,403	12,828
Cumulative effect of accounting change	—	146,748
Deferred income taxes	—	(34,511)
Change in assets and liabilities:
Receivables	(10,737)	(17,492)
Inventories	11,183	31,468
Prepaid expenses and other assets	(6,005)	15,219
Accounts payable	(3,833)	(27,930)
Accrued expenses	9,212	3,382
Other long-term obligations	(10,998)	(23)

Net cash used in operating activities	16,771	48,692
Cash flows from investing activities:
Additions to land, buildings, improvements and equipment	(9,930)	(7,746)
Payments to acquire companies, net of cash acquired	(18,277)	0
Proceeds from sale of land, buildings, improvements and equipment	0	586

Net cash used in investing activities	(28,207)	(7,160)
Cash flows from financing activities:
Borrowings (payments) under lines of credit, net	19,593	(39,190)
Payments on long-term debt	(7,162)	(5,065)
Proceeds from issuance of common stock—net	466	3,709

Net cash provided by (used in) financing activities	12,897	(40,546)
Net increase in cash and cash equivalents	1,461	986
Cash and cash equivalents at beginning of period	5,685	8,292

Cash and cash equivalents at end of period	$7,146	$9,278

Supplemental information:
Cash paid for interest	$15,253	$10,759

Cash paid for income taxes	$7,709	$15,311

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended June 29, 2002
(unaudited)

1.	Basis of Presentation

The condensed consolidated statements of operations for both the three and nine months ended June 30, 2001 and June 29, 2002, the condensed consolidated balance sheet as of June 29, 2002, and the condensed consolidated statements of cash flows for the nine months ended June 30, 2001 and June 29, 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made. Certain prior year amounts have been reclassified to conform to current year presentation.

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

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. Other intangible assets will continue to be amortized over their estimated useful lives. Amortization of goodwill, including goodwill recorded in prior business combinations, ceased upon the adoption of the standard, which the Company adopted for the fiscal year beginning September 30, 2001. See Note 7 for further discussion of the effect of the adoption of SFAS No. 142.

The following financial information is presented as if SFAS No. 142 was adopted at the beginning of fiscal year 2001:

	Three Months Ended June 30, 2001	Nine Months Ended June 30, 2001
	(in thousands, except per share amounts)
Reported net income before cumulative effect of accounting change	$8,153	$6,546
Goodwill amortization, net of tax	3,067	6,263

Adjusted income before cumulative effect of accounting change	$11,220	$12,809

Net income per basic share:
Reported income	$0.44	$0.36
Goodwill amortization	0.17	0.34

Adjusted net income per basic share	$0.61	$0.70

Net income per diluted share:
Reported income	$0.40	$0.35
Goodwill amortization	0.14	0.31

Adjusted net income per diluted share	$0.54	$0.66

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

The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income (loss) from continuing operations:

	Three Months Ended June 29, 2002			Nine Months Ended June 29, 2002
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income (loss)	$18,367	18,579	$0.99	$(84,443)	18,498	$(4.56)
Effect of dilutive securities:
Options to purchase common stock		514			242
Convertible notes	1,084	4,107		3,253	4,107

Diluted EPS:
Net income (loss) attributable to common shareholders	$19,451	23,200	$0.84	$(81,190)	22,847	$(3.55)

	Three Months Ended June 30, 2001			Nine Months Ended June 30, 2001
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income	$8,153	18,433	$0.44	$6,546	18,395	$0.36

Effect of dilutive securities:
Options to purchase common stock		58			45
Convertible notes	893	4,107

Diluted EPS:
Net income attributable to common shareholders	$9,046	22,598	$0.40	$6,546	18,440	$0.35

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

	Three Months Ended		Nine Months Ended
	June 30, 2001	June 29, 2002	June 30, 2001	June 29, 2002
	(in thousands)
Net sales:
Garden Products	$225,765	$214,796	$518,320	$481,713
Pet Products	116,101	120,813	358,411	355,248

Total net sales	$341,866	$335,609	$876,731	$836,961

Income (loss) from operations:
Garden Products	$16,684	$20,264	$23,946	$39,986
Pet Products	12,524	14,615	27,486	32,872
Corporate	(7,355)	(8,615)	(20,579)	(23,402)

Total income from operations	21,853	26,264	30,853	49,456

Interest expense—net	(5,586)	(3,710)	(17,877)	(11,289)
Other income	529	4,407	1,064	4,771
Income taxes	(8,643)	(8,594)	(7,494)	(15,144)

Income before cumulative effect of accounting change	8,153	18,367	6,546	27,794
Cumulative effect of accounting change, net of tax	—	—	—	(112,237)

Net income (loss)	$8,153	$18,367	$6,546	$(84,443)

Depreciation and amortization:
Garden Products	$1,467	$1,343	$4,724	$4,123
Pet Products	2,662	2,797	7,829	8,280
Corporate	3,317	141	8,850	425

Total depreciation and amortization	$7,446	$4,281	$21,403	$12,828

	September 29, 2001	June 29, 2002
	(in thousands)
Assets:
Garden Products	$289,702	$276,222
Pet Products	221,976	199,423
Corporate	404,948	275,549

Total assets	$916,626	$751,194

Goodwill (included in corporate assets)
Garden Products	$157,325	$105,390
Pet Products	211,912	117,099
Corporate	2,750	0

Total Goodwill	$371,987	$222,489

6.	Subsequent Event

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

7.	Cumulative Effect of Accounting Change - Adoption of SFAS No. 142

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended June 29, 2002, management completed its measurement of the goodwill impairment resulting from the adoption of SFAS 142, “Goodwill and Other Intangible Assets,” and therefore pursuant to that Statement, is reflecting the amount of goodwill impairment upon adoption as the cumulative effect of an accounting change as of September 30, 2001 in the accompanying condensed consolidated financial statement.

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

8.	Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarterly period ended June 29, 2002, the Company’s management determined that certain manufacturing-related costs previously reported as selling, general and administrative expenses would be more appropriately reported as cost of goods sold and occupancy. In addition, management determined that an adjustment recorded in fiscal year 2001 to eliminate certain inventory costs would be more appropriately recorded in prior periods as selling, general and administrative expenses. As a result, the accompanying condensed consolidated financial statements have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows (in thousands, except per share amounts):

	Three Months Ended
	June 30, 2001		June 29, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Cost of goods sold and occupancy	$236,890	$244,758	$223,422	$234,631
Gross profit	104,923	97,108	112,187	100,978
Selling, general and administrative expenses	83,899	75,255	85,923	74,714
Income before income taxes and cumulative effect of accounting change	15,967	16,796	26,961	26,961
Income before cumulative effect of accounting change	7,664	8,153	18,367	18,367
Income per common share before cumulative effect of accounting change:
Basic	$0.42	$0.44	$0.99	$0.99
Diluted	$0.38	$0.40	$0.84	$0.84

	Nine Months Ended
	June 30, 2001		June 29, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Cost of goods sold and occupancy	$605,972	$629,335	$552,458	$583,581
Gross profit	270,585	247,396	284,503	253,380
Selling, general and administrative expenses	240,816	216,543	235,047	203,924
Income before income taxes and cumulative effect of accounting change	12,956	14,040	42,938	42,938
Income before cumulative effect of accounting change	5,906	6,546	27,794	27,794
Income per common share before cumulative effect of accounting change:
Basic	$0.32	$0.36	$1.50	$1.50
Diluted	$0.32	$0.35	$1.36	$1.36

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the effects of the restatement of our condensed consolidated financial statements for the three and nine months ended June 29, 2002 and June 30, 2001, as discussed in Note 8 to the condensed consolidated financial statements. The following discussion also reflects the effects of the Company’s completion of the measurement of the goodwill impairment resulting from the adoption of SFAS No. 142, as discussed in Note 7 to the condensed consolidated financial statements.

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

Three Months Ended June 29, 2002
Compared with Three Months Ended June 30, 2001

Net sales for the quarter ended June 29, 2002 decreased by 1.8% or $6.3 million to $335.6 million from $341.9 million for the quarter ended June 30, 2001. The decrease in net sales relates to the Garden Products segment which decreased $11.0 million due to reduced third party product sales. The decrease in net sales in the Garden Products segment was partially offset by an increase in the Pet Products segment of $4.7 million due to increased sales of our pet proprietary branded products.

Gross profit increased by $3.9 million, or 4.0%, from $97.1 million during the quarter ended June 30, 2001 to $101.0 million for the current quarter. Gross profit as a percentage of net sales increased from 28.4% for the fiscal year 2001 quarter to 30.1% for the current quarter. Both segments contributed equally to the increased gross profit. The gross margin percentage improvement was largely due to improved gross margins in Garden Products and, to a lesser degree, improved gross margins in Pet Products. The gross margin percentage in the Garden Products segment increased from 23.8% in the three month period ended June 30, 2001 to 25.8% in the three month period ended June 29, 2002. The gross margin percentage in the Pet Products segment increased from 37.3% in the three month period ended June 30, 2001 to 37.7% in the three month period ended June 29, 2002. As a result of the downsizing of the garden and pet sales and logistics groups, sales of our higher margin, proprietary brands have increased as a percentage of total sales and sales of third party products have decreased. Additionally, improved margins were achieved on garden and pet proprietary branded products.

Selling, general and administrative expenses decreased $0.6 million from $75.3 million for the fiscal 2001 quarter to $74.7 million for the comparable fiscal 2002 quarter. The increase in corporate litigation costs was offset by a decrease in Garden Products while Pet Products remained relatively flat. Within these segments, increased warehouse and administrative expenses were partially offset by decreased selling and delivery expenses and facility expenses. As a percentage of net sales, selling, general and administrative expenses increased from 22.0% for the quarter ended June 30, 2001 to 22.3% for the quarter ended June 29, 2002.

Selling and delivery expenses decreased by $3.2 million from $37.8 million for the quarter ended June 30, 2001 to $34.6 million for the current quarter. The Garden Products segment decreased approximately $2.7 million, and the Pet Products segment decreased approximately $0.5 million. The decreases were principally related to the reduced sales of third party products resulting from the previously announced downsizing of the garden and pet sales and logistics businesses.

Facilities expenses decreased $0.2 million from $2.9 million for the quarter ended June 30, 2000 to $2.7 million for the current quarter. A decrease in the Garden Products segment of $0.3 million, due to past closures of garden distribution centers, was offset by a minor increase in the Pet Products segment.

Warehouse and administrative expenses increased $2.8 million from $34.6 million for the quarter ended June 30, 2001 to $37.4 million for the comparable fiscal year 2002 quarter. The $2.8 million increase was attributable to increases of $1.1 million in Garden Products, $0.4 million in Pet Products and $1.3 million in corporate expenses. The increase in the Garden Products segment was due to more purchasing, merchandise handling and storage costs charged to warehouse and administration expense and not included as inventory costs due to significant decreases in inventory levels during the current year quarter, compared to the prior year quarter. This increase was partially offset by reduced shipping, accounting and information system expenditures resulting from the consolidation of the Garden Products sales and logistic functions. The increase in the Pet Products segment is due to increased warehouse and administrative overhead costs such as insurance. The increase in corporate expenses is due primarily to increased legal and insurance costs partially offset by the absence of goodwill amortization in the fiscal year 2002 quarter.

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

The Company’s effective income tax rate before the cumulative effect of accounting change for the third quarter of fiscal 2002 was 32.0% compared with 51.5% for the prior year quarter. The decrease in the effective tax rate results principally from the elimination of non-deductible goodwill amortization and non-taxable insurance proceeds recorded in the quarter ended June 29, 2002.

Nine Months Ended June 29, 2002
Compared with Nine Months Ended June 30, 2001

Net sales for the nine months ended June 29, 2002 decreased by 4.5%, or $39.7 million, to $837.0 million from $876.7 million for the nine months ended June 30, 2001. The majority of the decrease was in the Garden Products segment which decreased $36.6 million while the Pet Products segment decreased $3.1 million for the nine month period ended June 29, 2002 as compared to the prior year nine month period. The decrease in both segments resulted primarily from lower sales of third party products offset by increased sales of Pet proprietary branded products.

Gross profit increased $6.0 million, from $247.4 million to $253.4 million, for the nine month periods ended June 30, 2001 and June 29, 2002, respectively. Both segments contributed to the increased gross profit. Gross profit as a percentage of net sales increased 2.1%, from 28.2% for the nine months ended June 30, 2001 to 30.3% for the comparable fiscal 2002 period. The increase in gross profit as a percentage of net sales related principally to increased sales of higher margin proprietary branded products in both segments coupled with a reduction of lower margin third party product sales. The gross margin percentage in the Garden Products segment increased from 24.0% in the nine month period ended June 30, 2001 to 26.4% in the nine month period ended June 29, 2002. The gross margin percentage in the Pet Products segment increased from 34.3% in the nine month period ended June 30, 2001 to 35.5% in the nine month period ended June 29, 2002.

Selling, general and administrative expenses decreased 5.8%, or $12.6 million, from $216.5 million for the nine month period ended June 30, 2001 to $203.9 million for the period ended June 29, 2002. As a percentage of net sales, selling, general and administrative expenses decreased from 24.7% for the nine months ended June 30, 2001 to 24.4% for the similar 2002 period. Selling and delivery expenses decreased by $7.0 million from $99.9 million for the nine months ended June 30, 2001 to $92.9 million for the comparable fiscal 2002 period. Facilities expenses decreased $0.1 million from $8.6 million for the nine months ended June 30, 2001 to $8.5 million for the comparable fiscal 2002 period. Warehouse and administrative expenses decreased $5.5 million, from $108.0 million to $102.5 million for the nine month period ended June 30, 2001 and June 29, 2002, respectively.

Of the $7.0 million decrease in selling & delivery expenses, $4.8 million was in Garden Products and $2.2 million in Pet Products. The decreases are due to delivery and common carrier cost reductions due to lower volumes of third party product sales resulting from the consolidation of the Company’s sales and logistics functions.

The decrease of $5.5 million in warehouse and administrative expenses was comprised of a $7.8 million decrease in Garden Products, $0.5 million decrease in Pet Products and a $2.8 million increase in corporate expenses. The decrease in the Garden Products segment was due to reduced shipping, accounting and information system expenditures resulting from the consolidation of the Garden Products sales and logistic functions. This decrease was partially offset by increases from purchasing, merchandise handling and storage costs charged to warehouse and administration expense and not included as inventory costs due to significant decreases in inventory levels during the current year quarter, compared to the prior year quarter. The increase in corporate expenses was the result of increased legal costs partially offset by the absence of goodwill amortization in fiscal year 2002.

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

The Company’s effective income tax rate before the cumulative effect of accounting change for the nine months ended June 29, 2002 was 35.3% compared with 53.4% for the nine months ended June 30, 2001. The decrease in the effective tax rate results principally from the elimination of non-deductible goodwill amortization beginning in fiscal year 2002 that was included in the comparable fiscal year 2001 period and non-taxable insurance proceeds recorded in fiscal year 2002.

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

Not Applicable

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits

99.1    Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b	)	The following current reports on Form 8-K was filed during the quarter ended June 29, 2002.

Form 8-K filed April 30, 2002 relating to a verdict in the Company’s litigation with The Scotts Company.

Form 8-K filed June 28, 2002 relating to the summary judgment motion granted in the Company’s litigation with The Scotts Company.

The following current report on Form 8-K was filed subsequent to the quarter ended June 29, 2002.

Form 8-K filed July 12, 2002 relating to the extension of the Company’s primary credit facility through July 2004.

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