Form 10-K
period 2002-09-28
CENTRAL GARDEN & PET COMPANY
filed 2002-12-12
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2002

Commission File Number 0-20242

CENTRAL GARDEN & PET COMPANY
(Exact name of registrant as specified in its charter)

Delaware	68-0275553
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

3697 Mt. Diablo Boulevard, Lafayette, California 94549
(Address of principal executive offices) (Zip Code)

Telephone Number: (925) 283-4573

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

At December 6, 2002, the aggregate market value of the registrant’s Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $331,185,000 and $31,454,000, respectively.

At December 6, 2002, the number of shares outstanding of the registrant’s Common Stock was 17,430,773. In addition, on such date the registrant had outstanding 1,655,462 shares of its Class B Stock which is convertible into Common Stock on a share-for-share basis.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐. No ☐.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders—Part III of this Form 10-K.

Central Garden & Pet Company
Index to Annual Report on Form 10-K
For the fiscal year ended September 28, 2002

i

FORWARD-LOOKING STATEMENTS

This Form 10-K includes “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy and the trends we anticipate in the industry and economies in which we operate and other information that is not historical information. When used in this Form 10-K, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-K are set forth in this Form 10-K, including the factors described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	consolidation trends in the retail industry;

•	dependence on a few customers for a significant portion of each of our businesses;

•	uncertainty of our product innovations and marketing successes;

•	fluctuations in market prices for seeds and grains;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	adverse weather during the peak gardening season;

•	seasonality and fluctuations in our operating results and cash flow;

•	upcoming maturity of our convertible subordinated notes;

•	dependence upon our key executive officers;

•	potential environmental liabilities and product liability claims; and

•	pending litigation.

ii

MARKET, RANKING AND OTHER DATA

The data included in this Form 10-K regarding markets and ranking, including the size of certain markets and our position and the position of our competitors and products within these markets, are based on independent industry publications, including the National Gardening Survey 2001, an independent survey conducted by Harris Interactive for the National Gardening Association, and the 2001-2002 National Pet Owners Survey, published by the American Pet Products Manufacturers Association, Packaged Facts Market Profile: The U.S. Pet Supplies Market, August 2001 and The U.S. Lawn and Garden Market, March 2001, each published by Packaged Facts, a consumer market research company, Nursery Retailer Magazine, or other published industry sources or our estimates based on management’s knowledge and experience in the markets in which we operate. Our estimates have been based on information provided by customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. We believe these estimates to be accurate as of the date of this Form 10-K . However, this information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. As a result, you should be aware that market, ranking and other similar data included in this Form 10-K, and estimates and beliefs based on that data, may not be reliable.

iii

PART I

Item 1.    Business

BUSINESS

Our Company

Central Garden & Pet Company is a leading marketer and producer of quality branded products for the pet and lawn and garden supplies markets. We are one of the largest companies in the fragmented, $5.1 billion U.S. pet supplies industry and one of the largest companies in the $52.5 billion U.S. lawn and garden supplies industry. Our pet products include pet bird and small animal food, wild bird seed, aquarium products, flea, tick, mosquito and other insect control products, edible bones, cages, carriers, pet books, and other dog, cat, reptile and small animal products. These products are sold under a number of brand names, including Kaytee, All-Glass Aquarium, Zodiac, Nylabone, TFH and Four Paws. Our lawn and garden products include grass seed, wild bird seed, weed and insect control products, decorative outdoor patio products and ant control products. These products are sold under a number of brand names, including Pennington, Norcal Pottery, Matthews Four Seasons, AMDRO and Grant’s. In fiscal 2002, our consolidated net sales were $1.1 billion, of which our pet products segment, or Pet Products, accounted for $471.1 million and our lawn and garden products segment, or Garden Products, accounted for $606.7 million. Our income from operations was $52.8 million, of which Pet Products accounted for $43.4 million and Garden Products accounted for $37.3 million, before corporate expenses and eliminations of $27.9 million.

Business Background

During the past several years, we have transitioned to a leading marketer and producer of branded products from a traditional pet and lawn and garden supplies distributor. We undertook this transition because we recognized the opportunity to build a portfolio of leading brands and improve profitability by capitalizing on our knowledge of the pet and lawn and garden supplies sectors, our strong relationships with retailers and our nationwide sales and logistics network. Our goal was to diversify our business and improve operating margins by establishing a portfolio of leading brands. Since 1997, we have acquired numerous branded products companies and product lines, including Wellmark and Four Paws in fiscal 1997; Kaytee Products, TFH and Pennington Seed in fiscal 1998; Norcal Pottery in fiscal 1999; and AMDRO and All-Glass Aquarium in fiscal 2000.

While expanding our branded products business, we experienced adverse events in our distribution business. From 1995 to 1999, we were the master distributor of Round Up and Ortho. In January 1999, The Scotts Company, one of our largest distribution suppliers at the time, acquired Ortho and became the marketing agent for Round Up. In July 2000, Scotts terminated its relationship with us. Subsequently, we downsized our distribution operations and integrated these sales and logistics networks into our pet and lawn and garden products businesses to allow us to focus resources and provide strategic sales support for our brands.

Virtually all of our sales before fiscal 1997 were from distributing other manufacturers’ products. Since then, our branded product sales have grown to approximately $800 million, or approximately 75% of total sales, in fiscal 2002. During this same period, sales of other manufacturers’ products have declined to approximately $250 million, or approximately 25% of total sales, and our gross profit margins improved from 13.6% in fiscal 1996 to 29.7% in fiscal 2002.

Competitive Strengths

We believe we have the following competitive strengths which serve as the foundation of our business strategy:

•
Market Leadership Positions Built on Strong Brand Portfolio. We are the leader in the premium branded U.S. pet supplies market and one of the leaders in the U.S. consumer lawn and garden supplies market. We have a diversified portfolio of brands, most of which we believe are among the leading brands in their respective U.S. market categories. The majority of our brands have been marketed and sold for more than 20 years and have developed strong brand name recognition, which creates wide appeal, leads to repeat purchases and provides our retail customers with strong sell-through. We constantly seek to enhance our brand strength and awareness through high quality products, premium packaging, product innovation, advertising and consumer and retailer education.

•
Strong Relationships with Retailers. We have developed strong relationships with major and independent retailers through product innovation, premium brand names, broad product offerings, captive sales and logistics capabilities and a high level of customer service. Major retailers value the efficiency of dealing with a limited number of suppliers with national scope and strong brands. These strengths have made us one of the largest pet supplies vendors to Wal*Mart, PETsMART and Petco and among the largest lawn and garden supplies vendors to Wal*Mart, Home Depot and Lowe’s. In addition, we are the bird and small animal, and flea and tick control “category managers” at PETsMART and the wild bird feed, grass seed and pottery “category captains” at Wal*Mart. Pennington also was selected by Wal*Mart as the lawn and garden supplier of the year for 2001. We believe our ability to service the rapid growth of large retailers, to meet their unique needs for packaging and point of sale displays, and to offer new innovative products, provides us with a competitive advantage. Independent retailers value our high level of customer service and broad array of high margin, premium branded products, and we believe we are the largest supplier to independent pet supplies retailers in the United States.

•
Innovative New Products. We have developed a reputation for introducing innovative and high quality products. We continuously seek to introduce new products at a reasonable cost, both as complementary extensions of existing product lines and as new product categories. We have received numerous awards for our new pet products, including the American Pet Products Manufacturing Association’s “Best New Product Award” in the aquarium category for our Mini-Bow 7 and Mini-Bow 5 aquariums, in the dog and cat category for both our Nylabone Fold-Away Pet Carriers and our Canine Habitat Collapsible Dog House, in the bird area for our Yogurt Dips, and in the pond area for Satori koi and goldfish food. We also have received a merchandising award for our pet carrier point-of-sale display.

•
Favorable Industry Characteristics. The pet and lawn and garden supplies markets have grown, even during recent periods of economic and political uncertainty, and are expected to continue to grow, due to favorable demographic and leisure trends. According to Packaged Facts, retail sales of pet supplies are expected to grow 6% annually from $5.1 billion in 2000 to $6.8 billion by 2005. The key demographics bolstering our markets are the growth rates in the number of children under 18 and the number of adults over age 55. The under 18 and 55-64 age groups are projected to grow at 9% and 26% annual rates, respectively, through 2005. Households with children tend to own more pets, and adults over 55 are more likely to be “empty nesters” who keep pets as companions, and have more disposable income and leisure time available for both pets and garden activities. In addition, we believe economic and political uncertainty tend to increase the proportion of at-home leisure activity compared to travel. Many of our products, such as dog bones, grooming supplies and pest control, are routinely consumed and replenished.

•
Sales and Logistics Networks. We are a leading supplier to independent specialty retail customers for the pet and lawn and garden supplies markets through our sales and logistics networks. We believe our sales and logistics networks give us a significant competitive advantage over other suppliers that do not have this capability. These networks provide us with key access to independent pet specialty retail stores and retail lawn and garden customers for our branded products, ensuring:

•	acquisition and maintenance of premium shelf placement;

•	prompt product replenishment;

•	customization of retailer programs;

•	quick responses to changing customer and retailer preferences;

•	rapid deployment and feedback for new products; and

•	immediate exposure for acquired brands.

We plan to continue to utilize our team of dedicated sales people and our sales and logistics networks to expand sales of our branded products.

•
Experienced and Incentivized Management Team. Our senior management team has significant experience in the pet and lawn and garden supplies industries. William Brown, our Chief Executive Officer, acquired our predecessor 22 years ago, and Glenn Novotny has been our President since 1990 and was previously with Weyerhaeuser Corporation in a variety of management positions for 20 years. Our executive officers also collectively own, individually or in partnership with members of their families, approximately 20% of our shares.

Business Strategy

Our objective is to increase market share, revenue, cash flow and profitability by enhancing our position as one of the leading companies in the U.S. pet supplies industry and the lawn and garden industry. To achieve our objective, we plan to capitalize on our strengths and the favorable industry trends by implementing the following key elements of our business strategy:

•
Promote Existing Brands. With our broad product assortment, strong brand names, strong sell-through and innovative products and packaging, we believe we can further strengthen our relationships with existing retailers to increase shelf space and sales. Many retailers are continuing to consolidate their vendor base to focus on a smaller number of large suppliers such as us, particularly in the fragmented pet supplies industry. We believe that the expansion plans of our major customers provide us with a solid foundation for continued growth. We intend to gain market share in the mass market, grocery and specialty pet store channels and add new retailers through our recent addition of marketing and sales personnel dedicated to these channels, as well as our innovative product introductions and packaging. We will continue to focus on using our sales and logistics network to emphasize sales of our higher margin, proprietary brands and to use efficient supply chain capabilities that enable us to provide retailers with high service levels and consistent in-stock positions. In addition, we intend to leverage our existing brands to expand opportunistically into international markets with existing retailers, such as Wal*Mart, and add sales personnel or agents in selected countries.

•
Continue New Product and Packaging Innovation. We will continue to leverage the strength of our leading brand names by introducing innovative new products and packaging, extending existing product lines and entering new product categories. Our new product strategy seeks to capitalize on our strong brand names, established customer relationships and history of product innovation. Some of the products we have recently introduced include the Mini-Bow 5 and Mini-Bow 2.5 aquariums, Yogurt Dips bird treats and Pre-Strike mosquito control, which kills mosquitoes before they hatch, including those which may transmit the deadly West Nile virus, and we expect to introduce an innovative yard treatment product under the AMDRO brand name. Moreover, within the past three years, several of our pet products have earned industry product and packaging awards, including the AmeriStar 2002 Best Packaging Award for our Big Chews for Big Dogs product, the APPMA 2001 Best New Point of Purchase Display Award and Petco 2001 Best New Product Award for our Nylabone Fold-Away Pet Carrier and the Pet Industry Distributors Association’s 1999 Best New Dog & Cat Product Award for our Canine Habitat Collapsible Dog House.

•
Continue to Improve Operating Margins. We believe there is an opportunity to continue to improve our gross and operating margins through increased sales of our higher margin branded products, cost reductions, product innovation and leveraging of our existing infrastructure. We recently consolidated our sales and logistics centers and made capital improvements to our manufacturing facilities to reduce costs and improve manufacturing efficiencies. We have also made investments in our corporate sales and marketing infrastructure to grow sales.

•	Pursue Strategic Acquisitions of Branded Companies. We plan to continue to make selected strategic acquisitions of consumer product companies that complement our existing brands and product offerings.

Management has substantial experience in acquiring branded products companies. By leveraging our marketing, manufacturing and sales and logistics capabilities, we believe we can increase the sales and improve the operating efficiencies of acquired companies. We look for companies with the potential to have the top one or two brands in their categories. The characteristics we seek when evaluating target companies are strong brand names, high quality and innovative product offerings, an experienced management team and a history of organic earnings growth. We would expect to finance our acquisitions through a combination of operating cash flows, debt and equity.

The Pet Products Business

Overview

We are the leading marketer and producer of premium branded pet supplies in the United States. We believe that most of our brands are the number one or two brands in their respective U.S. market categories. In addition, Pet Products operates the largest sales and logistics network in the industry, which strategically supports its brands. In fiscal 2002, Pet Products accounted for $471.1 million of our consolidated net sales and income from operations of $43.4 million before corporate expenses and eliminations.

Industry Background

According to the 2001-2002 APPMA National Pet Owners Survey, pets have become increasingly popular in the United States, with an estimated 62% of U.S. households owning a pet and 75% of these households owning two or more pets in 2000. The pet industry includes pets, food and supplies, and we operate primarily in the pet supplies segment of the industry. This segment includes products such as dog and cat toys, collars, leashes, cages, habitats, books, vitamins, supplements, shampoos, flea and tick control, aquariums and aquatic supplies. According to Packaged Facts, a consumer market research company, retail sales of pet supplies were approximately $5.1 billion in 2000, up 34% from 1996, and are expected to grow 6% annually to $6.8 billion by 2005.

We believe this growth is due in significant part to favorable demographic and leisure trends, which we expect to continue. The key demographics bolstering the U.S. pet supplies market are the growth rates in the number of children under 18 and the number of adults over age 55. According to U.S. census data, the under 18 and 55-64 age groups are expected to grow at annual rates of 9% and 26%, respectively, through 2005. Households with children tend to own more pets, and adults over 55 are more likely to be “empty nesters” who keep pets as companions, and have more disposable income and leisure time available for pets. In addition, we believe economic and political uncertainty tend to increase the proportion of at-home leisure activity compared to travel, and many pet supplies products (e.g. dog bones, grooming supplies, pest control, etc.) are routinely consumed and replenished.

The U.S. pet supplies market is highly fragmented with over 2,000 manufacturers, consisting primarily of small companies with a limited product line. Virtually all of these manufacturers do not have a captive sales and logistics network and must rely on us or other independent distributors to supply their products to regional pet specialty chains and independent retailers.

The pet food and supplies industry retail channel also remains fragmented, with over 6,000 independent pet supply stores in the United States and only two national specialty retailers, PETsMART and Petco. These two “pet superstores” have been growing rapidly, and pet products have also become a growing category in mass merchandisers, discounters and grocery outlets. PETsMART and Petco typically offer the broadest product selection with competitive prices and a growing array of pet services. Mass merchandisers, supermarkets and discounters have historically carried a limited product assortment that primarily features pet food. We believe these retailers are devoting more shelf space to meet consumer demand for pet care products. Independent pet stores typically have a relatively broad product selection and attempt to differentiate themselves by offering premier brands and knowledgeable service.

Proprietary Branded Pet Products

Our principal pet supplies product lines include the Kaytee line of bird and small animal food, the All-Glass, Oceanic Systems and Island Aquarium line of aquariums, the Wellmark line of flea and tick products and professional insect control products, the TFH line of Nylabone premium dog chews and pet carriers and pet books, and the Four Paws’ line of animal products. Pet Products has a history of product and packaging innovation and has earned 10 industry awards since 2000.

Kaytee. Kaytee is one of the largest marketers and producers of food for pet birds, wild birds and small animals (e.g. rabbits and hamsters). Kaytee manufactures products primarily under the Kaytee brand name and has a strong history of developing innovative new products, such as the Exact line of pet bird and small animal food. In 2002, Kaytee earned Petco’s Strategic Alliance Vendor Award. Kaytee was founded in 1892.

All-Glass Aquariums. We are the largest producer of aquariums, terrariums and related lighting systems and furniture in the United States. We sell these products under the All-Glass Aquarium, Oceanic Systems and Island Aquarium brand names. All-Glass Aquarium has been a leader in marketing and popularizing innovative new aquarium products such as bow front technology, mini-bow and molded stands and bases. All-Glass Aquarium has won six industry awards in the past three years, more than any other aquarium company. All-Glass Aquarium was founded in 1967.

Wellmark. Wellmark is a leading marketer and producer of flea, tick, mosquito and other insect control products for both professional end users and consumers. These products are sold primarily under the Zodiac, Altosid, Extinguish and Pre-Strike brand names. Wellmark is the only producer of Methoprene S, which is an active ingredient to control mosquitoes, fleas, ticks, ants and mites in many professional and consumer insect control applications. We also sell Methoprene S to manufacturers of other flea and tick control products, including Frontline Plus. In 2002, Wellmark launched Pre-Strike, a mosquito control product for consumers which kills mosquitoes before they hatch, including those which may transmit the deadly West Nile virus. Wellmark frequently adapts professional products for consumer applications. Wellmark was founded in 1985.

TFH. TFH is a leading marketer and producer of premium dog chews, edible bones, carriers and other pet products. TFH produces these products primarily under the Nylabone, Dental Chew, Healthy Edibles and TFH brand names and has a strong history of developing innovative new products, such as the Nylabone Fold-Away Pet Carrier, Canine Habitat Collapsible Dog House and numerous dog and cat toys. Most recently, TFH won an industry packaging award for “The Big Chew” line of products. In addition, TFH is a leading producer of pet books. TFH was founded in 1952.

Four Paws. Four Paws is a leading marketer of dog, cat, reptile and small animal products in the United States. Four Paws products include Magic Coat shampoos, Wee-Wee Pads, Rough & Rugged hard rubber toys, a complete line of grooming supplies for dogs and cats, animal cages, leashes, collars and accessories. These products are sold under the Four Paws and Pet Select brand names. Four Paws was founded in 1970.

Sales and Logistics Network

Our sales and logistics network, consisting of eight facilities, exists primarily to promote our proprietary brands and provides us with key access to over 5,000 independent specialty retail stores for our branded products. This includes acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick responses to changing customer and retailer preferences, rapid deployment and feedback for new products and immediate exposure for acquired brands. The network also sells many other manufacturers’ brands of pet supplies and combines these products with our branded products into single shipments enabling our independent customers to deal with us on a cost effective basis to meet their pet supplies requirements.

Sales and Marketing

Our sales strategy is multi-tiered and designed to capture maximum market share with retailers. Our customers include retailers, such as regional and national specialty pet stores, independent pet retailers, mass merchants and grocery stores, and professionals, such as insect control manufacturers and veterinarians. PETsMART accounted for approximately 10% of Pet Products’ net sales in fiscal 2002, and Petco is also a significant customer. However, no other single customer accounted for more than 10% of Pet Products’ sales in each of fiscal 2000, 2001 and 2002.

To maximize our product placement and visibility in retail stores, we market our products through the following complementary strategies:

•	each of our brands has a dedicated sales force that focuses on their specific products across all trade channels (aggregating approximately 70 people);

•	our sales and logistics network, which includes approximately 110 sales and marketing personnel, focuses on gaining product and program placement at thousands of independent retailers;

•	dedicated account-managers and sales teams for several of our largest customers; and

•	independent distributors (approximately 20) who sell our brands.

Our marketing strategy is brand, trade channel and customer specific. Our focus is on innovation, premium packaging, product positioning and leveraging our high quality brand names with line extensions. To execute this strategy, we partner closely with our customers to identify their needs, jointly develop strategies to meet their needs, and deliver programs that include newspaper, radio, trade journals, and direct consumer mailings.

Manufacturing

Pet Products currently manufactures the majority of its branded products in 12 manufacturing facilities. In addition, certain of our proprietary branded products are manufactured by contract manufacturers. We have entered an exclusive arrangement with a third party to manufacture Methoprene S, the active ingredient in our flea and tick products.

Purchasing

Pet Products purchases most of its raw materials from a number of different suppliers. In addition, we purchase one of the raw materials used to manufacture Methoprene S from a single source of supply. Pet Products believes alternative sources for the manufacture of Methoprene S and the purchase of such raw materials could be obtained, but a prolonged delay in obtaining Methoprene S could result in a temporary delay in product shipments and an adverse effect on Pet Products’ financial results.

The principal raw materials required for Kaytee’s bird seed manufacturing operations are bulk commodity grains, including millet, milo, wheat and sunflower seeds, which are generally purchased from large national commodity companies and local grain cooperatives. In order to ensure an adequate supply of seed to satisfy expected production volume, Kaytee enters into contracts up to two years in advance to purchase grain and seed at future dates by fixing the quantity, and often the price, at the commitment date.

Competition

The pet supplies industry is highly competitive. Our branded pet products compete against national and regional branded products and private label products produced by various suppliers. Our largest competitor is Hartz. Pet Products competes primarily on the basis of brand recognition, innovation, quality, value, service and price. Pet Products’ sales and logistics operations compete with a number of smaller local and regional distributors, with competition based on price, service and personal relationships.

The Garden Products Business

Overview

We are a leading company in the consumer lawn and garden market in the United States and offer both premium and value-oriented branded products. We market and produce value brands that offer products comparable in quality to premium brands at lower prices, including Wal*Mart’s private label brand. We also market and produce a broad array of premium brands, including Pennington, AMDRO, Norcal Pottery, Matthews Four Seasons and Grant’s. In addition, Garden Products operates a sales and logistics network that strategically supports its brands. In fiscal 2002, Garden Products accounted for $606.7 million of our consolidated net sales and income from operations of $37.3 million before corporate expenses and eliminations.

Industry Background

We believe that gardening is one of the most popular leisure activities in the United States, with approximately 80% of all U.S. households, or an estimated 85 million households, participating in one or more lawn and garden activities in 2001, an increase of 11% from 2000. Retail sales of lawn and garden supplies in the United States totaled $52.5 billion in 2001, increasing by more than 4% over 2000. We believe that the industry will continue to grow at a similar rate over the next several years due to favorable demographic trends. The key demographic bolstering our lawn and garden markets is the growth rate in the number of adults over age 55, who are more likely to be “empty nesters” and have more disposable income and leisure time available for garden activities. As the baby boom generation ages, this segment is expected to grow faster than the total population. According to U.S. census data, the 55-64 age group is expected to grow at an annual rate of 26% through 2005. We believe that this demographic should increase the number of lawn and garden product users.

Lawn and garden products are sold to consumers through a number of distribution channels, including home centers, mass merchants, independent nurseries and hardware stores. Home centers and mass merchants often carry one or two premium products and one value brand. Due to the rapid expansion of mass merchants and home centers in the last 15 years, the concentration of purchasing power for the lawn and garden category has increased dramatically. We expect the growth of home centers, such as Home Depot and Lowe’s, and mass merchants, such as Wal*Mart, to continue to concentrate industry distribution.

Proprietary Branded Lawn and Garden Products

Our principal lawn and garden product lines are grass seed, wild bird seed, lawn care products, decorative outdoor patio products and ant control products. We have one of the largest value brands in grass seed through Wal*Mart’s private label program; the largest wild bird seed product through our Pennington brand; and the leading fire ant bait through our AMDRO brand. We are also a leading marketer of indoor and outdoor pottery products through our Norcal Pottery brand.

Grass Seed. We are a leading marketer and producer of numerous mixtures and blends of cool and warm season turf grass for both the residential and professional markets, as well as forage and wild game seed mixtures. We sell these products under the Pennington Seed, Pennington, Penkoted, Max-Q, ProSelect, Tournament Quality and Signature brand names. We also offer Lofts and Rebel premium grass seed products to our customers under a license arrangement. We also produce private label brands of grass seed, including Wal*Mart’s private label grass seed. Recently, the National Turfgrass Evaluation Program evaluated Pennington’s Plantation turf type tall fescue as the number one rated commercially available turf type tall fescue and evaluated Pennington’s Princess turf type seeded Bermudagrass as the best overall Bermudagrass. The Pennington grass seed manufacturing facilities are some of the largest and most modern seed conditioning facilities in the industry.

Wild Bird Seed Products. We are a leading marketer and producer of wild bird feed in the United States. These products are sold primarily under the Pennington brand name. Our wild bird feed is treated with Bird-Kote, a nutritious coating made up of vegetable oil, which has been fortified with oil soluble vitamins, and elements needed by wild birds.

Lawn and Garden Chemicals. We are a leading marketer of lawn and garden weed, moss control and insect control products. We sell these products under the Knockout, Strike, Lilly Miller, Maxide, Alaska Fish Fertilizer and IMAGE brand names and the Eliminator private label for Wal*Mart. We also manufacture several lines of lawn and garden fertilizers, including granular products and liquid plant foods, soil and mulch under several brands, including Pennington, Earth Pak and other private and controlled labels.

Decorative Patio and Garden Products. We are a leading marketer of decorative indoor and outdoor pottery products in the United States. We sell these products nationwide under the Norcal Pottery brand name and include terra cotta, stoneware, ceramic and porcelain pots. We also manufacture a complete line of wooden garden products, including planters, barrel fountains, arbors and trellises that are sold under the Matthews Four Seasons brand name. In addition, we have an equity stake in Cedar Works, a leading producer of wooden bird feeders.

Ant Control. We are a leading marketer of fire ant bait, sold primarily in the southern United States, under the AMDRO brand name. We also market ant baits, animal repellents and garden aid products under the Grant’s brand name.

Sales and Logistics Network

Our sales and logistics network, consisting of 19 facilities, exists primarily to promote our proprietary brands and provides us with key access to retail stores for our branded products, acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick responses to changing customer and retailer preferences, rapid deployment and feedback for new products, immediate exposure for acquired brands and comprehensive and strategic information. The network also sells other manufacturers’ brands of lawn and garden supplies and combines these products with our branded products into single shipments enabling our independent customers to deal with us on a cost effective basis to meet their lawn and garden supplies requirements.

Sales and Marketing

The marketing strategy for our value products is focused on promotion of the quality and efficacy of our value brands at a lower cost relative to premium brands. The marketing strategy for our premium products is focused on innovation, upscale packaging, quality and retail shelf placement. Our customers include retailers, such as mass merchants, home improvement centers, independent lawn and garden nurseries and drug and grocery stores, and professional end users. Pennington also offers a premium line of grass and forage seed for the professional market, such as golf courses, parks and ranchers.

To maximize our product placement and visibility in retail stores, we market our products through the following four complementary strategies:

•	dedicated sales forces for each of our brand groups (aggregating approximately 225 people);

•
our sales and logistics network, which includes approximately 175 sales and merchandising personnel to service independent retailers on a weekly basis, especially during prime spring and summer seasons;

•	dedicated account-managers and sales teams for several of our largest customers; and

•	independent distributors who sell our brands.

Our marketing department develops our consumer and retailer support plans, including cooperative advertising. We also promote our products to consumers and retailers through advertisements in trade journals, magazines and seasonal radio and television commercials.

Manufacturing

Garden Products currently operates 14 manufacturing facilities. In addition, certain of its proprietary branded products are manufactured by contract manufacturers. The primary sales and logistics centers for Pennington’s products are located both near the point of manufacture and at strategically located warehousing facilities.

Purchasing

Most of the raw materials purchased by Garden Products are acquired from a number of different suppliers. Garden Products obtains grass seed from various sources. The principal raw materials required for our wild bird seed manufacturing operations are bulk commodity grains, including millet, milo, wheat and sunflower seeds, which are generally purchased from large national commodity companies and local grain cooperatives. In order to ensure an adequate supply of seed to satisfy expected production volume, Pennington enters into contracts up to five years in advance to purchase grain and seed at future dates by fixing the quantity, and often the price, at the commitment date. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” The key ingredients in our fertilizer and insect and weed control products are various commodity and specialty chemicals including phosphates, urea, potash, herbicides, insecticides and fungicides. Garden Products obtains its raw materials from various sources, which it presently considers to be adequate. No one source is considered to be essential to Garden Products. Garden Products has never experienced a significant interruption of supply.

Competition

The lawn and garden products industry is highly competitive. Our lawn and garden products compete against national and regional products and private label products produced by various suppliers. Our turf and forage grass seed products, fertilizers, pesticides and combination products compete principally against products marketed by Scotts. Since its acquisition of the Ortho line of lawn and garden products from Pharmacia Corporation (formerly Monsanto) in 1999, Scotts’ dominant position in the lawn and garden industry has been a significant competitive disadvantage for our similar garden products. Garden Products competes primarily on the basis of its value brands, quality, service, price, low cost manufacturing and strong brand names. Garden Products’ sales and logistics operations also compete with a large number of smaller local and regional distributors, with competition based on price, service and personal relationships.

Significant Customers

Wal*Mart represented approximately 20% of Central’s net sales in fiscal 2002, 21% in fiscal 2001 and 25% in fiscal 2000 and represented approximately 31% of Garden Products’ sales in fiscal 2002, 33% in fiscal 2001 and 38% in fiscal 2000. PETsMART represented approximately 10% of Pet Products’ net sales in fiscal 2002, 8% in fiscal 2001 and 8% in fiscal 2000. Sales to Home Depot represented approximately 13% of Garden Products’ sales in fiscal 2002, 12% in fiscal 2001 and 7% in fiscal 2000.

Patent and Other Proprietary Rights

Our branded products companies hold numerous patents in the United States and in other countries, and have several patent applications pending in the United States and in other countries. We consider the development of patents through creative research and the maintenance of an active patent program to be advantageous in the conduct of our business, but we do not regard the holding of any particular patent as essential to our operations. We grant licenses to certain manufacturers and other third parties on various terms and enter into cross-licensing arrangements with other parties.

In addition to patents, we have numerous active ingredient registrations, end-use product registrations and trade secrets, including certain technology used in the Wellmark business, which has been licensed to us from Novartis. This license is perpetual but is only exclusive for the U.S. and Canadian markets through May 2003. In addition, we have developed certain improvements that are proprietary to us relating to the synthesis of Methoprene. The success of certain portions of our business, especially our Wellmark business, partly depends on our ability to continue to maintain trade secret information which has been licensed to us, and to keep both licensed and owned trade secret information confidential.

Along with patents, active ingredient registrations, end use product registrations and trade secrets, we own a number of trademarks, service marks, trade names and logotypes. Many of our trademarks are registered but some are not. We are not aware of any reason we cannot continue to use our trademarks, service marks and trade names in the way that we have been using them.

Employees

As of September 28, 2002, we had approximately 3,800 employees of which approximately 3,600 were full-time employees and 200 were temporary or part-time employees. We also hire substantial numbers of additional temporary employees for the peak lawn and garden shipping season of February through June to meet the increased demand experienced during the spring and summer months, including merchandising in stores. All of our temporary employees are paid on an hourly basis. Except for certain employees at a Kaytee facility in Rialto, California, none of our employees is represented by a labor union. We consider our relationships with our employees to be good.

Environmental and Regulatory Considerations

Many of the products that we manufacture or distribute are subject to local, state, federal and foreign laws and regulations relating to environmental matters. Such regulations are often complex and are subject to change. In the United States, all products containing pesticides must be registered with the United States Environmental Protection Agency, or EPA, (and in many cases, similar state and/or foreign agencies) before they can be sold. Fertilizer and growing media products are also subject to state and foreign labeling regulations. Grass seed is also subject to state, federal and foreign labeling regulations.

The Food Quality Protection Act, enacted by the U.S. Congress in August 1996, establishes a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under this Act, the EPA is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in our products, which are also used on foods, will be evaluated by the EPA as part of this non-dietary exposure risk assessment.

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

Various local, state, federal and foreign environmental laws also impose obligations on various entities to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Accordingly, we may become liable, either contractually or by operation of law, for remediation costs even if the contaminated property is not presently owned or operated by us, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. With our extensive acquisition history, we have acquired a number of manufacturing and distribution facilities, and most of these facilities have not been subjected to Phase II environmental tests to determine whether they are contaminated.

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

For a discussion of potential environmental issues arising from a fire in our Phoenix sales and logistics facility, please see “Item 3 – Legal Proceedings–Phoenix Fire” below.

EXECUTIVE OFFICERS

The following table sets forth the name, age and position of our executive officers as of December 1, 2002.

Name	Age	Position
William E. Brown	61	Chairman of the Board and Chief Executive Officer

Glenn W. Novotny	55	President, Chief Operating Officer and Director

Stuart W. Booth	51	Vice President, Chief Financial Officer and Secretary

Brooks M. Pennington III	48	Chief Executive Officer and President of Pennington Seed, Inc. and Director

William E. Brown has been our Chairman and Chief Executive Officer since 1980. From 1977 to 1980, Mr. Brown was Senior Vice President of the Vivitar Corporation with responsibility for Finance, Operations, and Research & Development. From 1972 to 1977, he was with McKesson Corporation where he was responsible for its 200-site data processing organization. Prior to joining McKesson Corporation, Mr. Brown spent the first 10 years of his business career at McCormick, Inc. in manufacturing, engineering and data processing.

Glenn W. Novotny has been our President since June 1990 and was President of the predecessor Weyerhaeuser Garden Supply from 1988 until June 1990. Prior to joining Central, he was with Weyerhaeuser Corporation for 20 years with a wide range of managerial experience including manufacturing, accounting, strategic planning, sales, general management and business turnarounds.

Stuart W. Booth has been our Vice President of Finance, Chief Financial Officer and Secretary since January 2002. From January 2001 to October 2001, he was Chief Financial Officer of Respond TV, a pre-IPO, interactive television infrastructure and services company. From June 1998 until January 2001, Mr. Booth was the Principal Vice President and Treasurer of Bechtel Group, Inc., an international engineering and construction company, where he was responsible for global bank relationships and financial operations including credit, cash management and foreign exchange operations. Prior to working at Bechtel, Mr. Booth was the Senior Vice President, Finance and Development with PG&E Enterprises, the then non-regulated business unit of PG&E.

Brooks M. Pennington III joined Central in February 1998 when we acquired Pennington Seed, Inc. Mr. Pennington has been the President and Chief Executive Officer of Pennington Seed, Inc. since June 1994, and prior thereto, he was the Senior Vice President, Legal, Finance and Administration of Pennington Seed, Inc.

Item 2.   Properties

We currently operate 26 manufacturing facilities totaling approximately 2,884,000 square feet and 27 sales and logistics facilities totaling approximately 3,041,000 square feet. Most sales and logistics centers consist of office and warehouse space, and several large bays for loading and unloading. Each sales and logistics center provides warehouse, distribution, sales and support functions for its geographic area. Our executive offices are located in Lafayette, California.

The table below lists Pet Products’ manufacturing and sales and logistics facilities:

Location	Type of Facility	Owned or Leased
Fontana, CA	Manufacturing	Leased
Rialto, CA	Manufacturing	Owned
Sacramento, CA	Sales and Logistics	Leased
Santa Fe Springs, CA	Sales and Logistics	Leased
Miami, FL	Sales and Logistics	Leased
Tampa, FL	Sales and Logistics	Leased
Norcross, GA	Sales and Logistics	Leased
Abilene, KS	Manufacturing	Owned
Mahwah, NJ	Sales and Logistics	Leased
Neptune City, NJ	Manufacturing	Leased
Neptune City, NJ	Manufacturing	Owned
Hauppauge, NY	Manufacturing	Owned
Hauppauge, NY	Manufacturing	Leased
Cressona, PA	Manufacturing	Owned
Dallas, TX	Manufacturing	Leased
Dallas, TX	Manufacturing	Owned
Houston, TX	Sales and Logistics	Leased
Algona, WA	Sales and Logistics	Leased
Chilton, WI	Manufacturing	Owned
Franklin, WI	Manufacturing	Owned

The table below lists Garden Products’ manufacturing and sales and logistics facilities:

Location	Type of Facility	Owned or Leased
Cullman, AL	Sales and Logistics	Owned
Roll, AZ	Manufacturing	Owned
El Centro, CA	Manufacturing	Owned
Ontario, CA	Sales and Logistics	Leased
Richmond, CA	Sales and Logistics	Leased
Sacramento, CA	Sales and Logistics	Leased
San Leandro, CA	Manufacturing	Leased
San Leandro, CA	Sales and Logistics	Leased
Santa Fe Springs, CA	Sales and Logistics	Leased
Stockton, CA	Manufacturing	Leased
Longmont, CO	Manufacturing	Owned
Clearwater, FL	Manufacturing	Leased
Orlando, FL	Sales and Logistics	Leased
Eatonton, GA	Manufacturing	Owned
Eatonton, GA	Sales and Logistics	Leased
Madison, GA (2)	Manufacturing	Owned
Madison, GA	Sales and Logistics	Owned
Shady Dale, GA	Manufacturing	Owned
Hammond, LA	Sales and Logistics	Owned
Woburn, MA	Sales and Logistics	Leased
Laurel, MD	Sales and Logistics	Leased

Location	Type of Facility	Owned or Leased
Greenfield, MO (2)	Manufacturing	Owned
Greenfield, MO	Sales and Logistics	Owned
Sidney, NE	Manufacturing	Owned
Lebanon, OR	Manufacturing	Owned
Portland, OR	Sales and Logistics	Leased
Columbia, SC	Sales and Logistics	Owned
Dallas, TX	Sales and Logistics	Leased
Houston, TX	Sales and Logistics	Leased
Kenbridge, VA	Sales and Logistics	Leased
Algona, WA	Sales and Logistics	Leased

We lease seven of our manufacturing facilities and 22 of our sales and logistics facilities. These leases generally expire between 2003 and 2008. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. The facilities we own are subject to major encumbrances under our principal credit facility. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks and warehousing, transportation and computer equipment.

Item 3.   Legal Proceedings

TFH Litigation. In December 1997, Central acquired all of the stock of TFH Publications, Inc. (“TFH”). In connection with the transaction, Central made a $10 million loan to the sellers, which was evidenced by a Promissory Note. In September 1998, the prior owners of TFH brought suit against Central and certain executives of Central for damages and relief from their obligations under the Promissory Note, alleging, among other things, that Central’s failure to properly supervise the TFH management team had jeopardized their prospects of achieving certain earnouts. Central believes that these allegations are without merit. Central counterclaimed against the prior owners for enforcement of the Promissory Note, rescission and/or damages and other relief, alleging, among other things, fraud, misrepresentation and breach of fiduciary duty by the prior owners of TFH. These actions, Herbert R. Axelrod and Evelyn Axelrod v. Central Garden & Pet Company; Glen S. Axelrod; Gary Hersch; William E. Brown; Robert B. Jones; Glen Novotny; and Neill Hines, Docket No. MON-L-5100-99, and TFH Publications, Inc. v. Herbert Axelrod et al., Docket No. L-2127-99 (consolidated cases), are in the New Jersey Superior Court. The case is currently in pretrial discovery and is scheduled for trial in March 2003.

During the course of discovery in this action, Central has become aware of certain information which shows that prior to the acquisition of TFH by Central, certain records of TFH were prepared in an inaccurate manner which, among other things, resulted in underpayment of taxes by certain individuals. Those individuals could be liable for back taxes, interest, and penalties. In addition, even though all of the events occurred prior to the acquisition of TFH by Central, there is a possibility that TFH could be liable for penalties for events which occurred under prior management. Central believes that TFH has strong defenses available to the assertion of any penalties against TFH. Central cannot predict whether TFH will be required to pay any such penalties. In the event that TFH were required to pay penalties, Central would seek compensation from the prior owners.

In March 2001, the prior owners of TFH also brought a separate action in federal court seeking to enforce what they alleged was an “arbitration award” made by an accountant concerning the closing balance sheet of TFH. The prior owners contended that the decisions by the accountant concerning the closing balance sheet entitled them to additional monies under the purchase price provisions of the Stock Purchase Agreement. The federal court held that the accountant did not make any monetary award. The federal court entered a judgment enforcing the decisions made by the accountant concerning the closing balance sheet of TFH, but the court did not, and refused to, enter a monetary award. See Evelyn M. Axelrod, et al. v. Central Garden & Pet Company, Civil Action No. 01-1262 (MLC) U.S.D.C. of New Jersey. The prior owners have argued in the consolidated civil actions pending in the New Jersey Superior Court that the judgment by the federal court entitles them to additional monies under the purchase price provision of the Stock Purchase Agreement. The New Jersey Superior Court has stated that it will not, at this time, enter a monetary award, but that it, like the federal court, will confirm the decisions made by the accountant concerning the closing balance sheet of TFH. Central believes that it has defenses to the claims by the prior owner for additional monies under the purchase price provisions of the Stock Purchase Agreement, and that the prior owners’ claims are subject to or will be offset by Central’s claims against the prior owners.

Central does not believe that the outcome of the above matters will have a material adverse impact on its operations, financial position, or cash flows.

Scotts Litigation. On June 30, 2000, The Scotts Company filed suit against Central to collect the purchase price of certain lawn and garden products previously sold to Central. Scotts filed an amended complaint seeking $23 million for such products. Central withheld payments to Scotts on the basis of claims it has against Scotts – including amounts due for services and goods previously supplied by Central and not yet paid for by Scotts. This action, The Scotts Company v. Central Garden & Pet Company, Docket No. C2 00-755, is in the United States District Court for the Southern District of Ohio, Eastern Division. Central filed its answer and a counter complaint asserting various claims for breaches of contracts. Scotts filed a motion to dismiss certain of Central’s claims. On January 11, 2002, the court granted Scotts’ motion as to Central’s claim for breach of oral contract and promissory estoppel and denied the motion as to Central’s claim for fraud. Scotts subsequently filed a motion for summary adjudication of Central’s fraud claim. The court granted Scotts’ motion.

In early April 2002, the court granted Central’s motion for leave to file a further amended counter-complaint asserting an additional claim for breach of oral contract arising from certain credits promised by Scotts in the amount of approximately $4.0 million owed by subagents. This claim was severed from the rest of the case. In April 2002, trial occurred on the claims and counterclaims of the parties (excluding the oral contract claim recently added to the case). The jury found in favor of Scotts on its breach of contract claim and in favor of Central on its breach of contract counterclaims for non-payment of fees and shipments of product. The net verdict was in favor of Scotts in the amount of $10.425 million which had previously been recorded as an obligation by the Company. Prior to the jury verdict, the district court had dismissed Scotts’ claim for breach of fiduciary duty and a portion of Central’s claim for breach of contract. On May 30, 2002, Scotts filed a motion seeking $7.9 million in prejudgment interest and $1.7 million in attorneys’ fees as well as recovery of unspecified costs. Scotts also asked the Court to set aside $750,000 of the jury verdict amount awarded to Central. Central has filed a motion seeking a new trial on inventory return claims involving approximately $10.0 million that the Court had decided against Central as a matter of law during the trial. Central has opposed Scotts’ motion and seeks an offset amount of prejudgment interest on its claims such that the net prejudgment interest owed to Scotts would be approximately $500,000. No hearing date has been set for these motions. No trial has been scheduled on Central’s remaining claim for breach of oral contract regarding subagents.

On July 7, 2000, Central filed suit against Scotts and Pharmacia Corporation (formerly know as Monsanto Company) seeking damages and injunctive relief as well as restitution for, among other things, breach of contract and violations of the antitrust laws. This action, Central Garden & Pet Company, a Delaware Corporation v. The Scotts Company, an Ohio corporation; and Pharmacia Corporation, formerly known as Monsanto Company, a Delaware corporation, Docket No. C 00 2465, is in the United States District Court for the Northern District of California. On October 26, 2000, the federal district court issued an order denying, for the most part, Pharmacia’s motion to dismiss Central’s federal antitrust claims. Central was given leave to file an amended federal complaint to clarify certain of its allegations. Central filed a first amended complaint on November 14, 2000. The federal district court’s October 26 order also ruled that it did not have jurisdiction over Central’s state law claims and that such claims should be adjudicated in a state court. On October 31, 2000, Central filed an action entitled Central Garden & Pet Company v. The Scotts Company and Pharmacia Corporation, Docket No. C00-04586 in Contra Costa Superior Court asserting various state law claims, including the claims previously asserted in the federal action. The state court subsequently stayed this action. Pursuant to a settlement reached with Pharmacia, Central and Pharmacia agreed that all claims and disputes arising from the alliance agreements and all antitrust claims against Pharmacia and Monsanto would be resolved, and the federal action has been dismissed as to Pharmacia and Monsanto. In April 2002, Scotts and Central filed cross-motions in the federal action for summary judgment on the antitrust claims. In May 2002, Scotts also filed a motion for summary judgment in the federal action based on res judicata. The court granted the res judicata motion, did not rule on the antitrust motions, and vacated the trial date. Central is appealing the judgment entered pursuant to the court’s order.

Central believes that the reconciliation of all accounts and claims in the above cases will in the aggregate, not result in additional charges to Central. Further, Central believes it continues to have claims and rights of offset against Scotts and intends to continue to vigorously pursue its claims, including pursuit of post-trial remedies in connection with the suit filed by Scotts. However, Central cannot assure you that the resolution of this litigation will not have a material adverse effect on its results of operations, financial position and/or cash flows.

Phoenix Fire. On August 2, 2000, a fire destroyed Central’s leased warehouse space in Phoenix, Arizona, and an adjoining warehouse space leased by a third party. On July 31, 2001, the adjoining warehouse tenant filed a lawsuit against Central and other parties in the Superior Court of Arizona, Maricopa County, seeking to recover $47 million for property damage from the fire. See Cardinal Health Inc., et al. v. Central Garden & Pet Company, et al., Civil Case No. CV2001-013152. Local residents have also filed a purported class action lawsuit alleging claims for bodily injury and property damage as a result of the fire. The building owner and several nearby businesses have also now filed lawsuits for property damage and business interruption, which we expect to be consolidated with the tenant and local resident lawsuits. Each of these lawsuits is currently pending in the Superior Court of Arizona, Maricopa County. The Arizona Department of Environmental Quality, after monitoring the cleanup operations and asking Central, the building owner and the adjoining warehouse tenant to assess whether the fire and fire suppression efforts may have caused environmental impacts to soil, groundwater and/or surface water, has now issued a letter stating that Central need take no further action at the site with respect to environmental issues. In early 2001, the EPA requested information relating to the fire. On July 17, 2002, the EPA informed Central that it intended to file a civil administrative complaint seeking penalties of up to $350,000 for certain alleged post-fire reporting violations. Central has responded to those allegations and believes them to be without merit. The overall amount of the damages to all parties caused by the fire, and the overall amount of damages which Central may sustain as a result of the fire, have not been quantified. At the time of the fire, Central maintained property insurance covering losses to the leased premises, Central’s inventory and equipment, and loss of business income. Central also maintained insurance providing $51 million of coverage (with no deductible) against third party liability. Central believes that this insurance coverage will be available with respect to third party claims against Central if parties other than Central are not found responsible. The precise amount of the damages sustained in the fire, the ultimate determination of the parties responsible and the availability of insurance coverage are likely to depend on the outcome of complex litigation, involving numerous claimants, defendants and insurance companies.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock has been traded on the Nasdaq National Market under the symbol CENT since our initial public offering on July 15, 1993. The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for our common stock, as reported by the Nasdaq National Market.

Fiscal 2001	High	Low
First Quarter	$9.19	$6.63
Second Quarter	8.97	6.81
Third Quarter	10.00	6.48
Fourth Quarter	9.75	7.13

Fiscal 2002
First Quarter	8.75	6.88
Second Quarter	10.99	7.27
Third Quarter	18.20	10.85
Fourth Quarter	17.55	12.45

As of September 28, 2002, there were approximately 154 holders of record of our common stock and seven holders of record of our Class B stock.

We have not paid any cash dividends on our common stock in the past. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our credit facility restricts our ability to pay dividends. See note 7 of the notes to our consolidated financial statements.

Item 6.   Selected Financial Data

The following selected statement of operations and balance sheet data as of and for the fiscal years ended September 26, 1998, September 25, 1999, September 30, 2000, September 29, 2001 and September 28, 2002 have been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto in “Item 8 – Financial Statements and Supplementary Data” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Fiscal Year Ended
	September 26, 1998	September 25, 1999	September 30, 2000	September 29, 2001	September 28, 2002
	(in thousands)
Statement of Operations Data:
Net sales (1)	$1,293,330	$1,531,615	$1,350,878	$1,122,999	$1,077,780
Cost of goods sold and occupancy	1,021,826	1,212,319	1,037,701	811,186	757,437

Gross profit	271,504	319,296	313,177	311,813	320,343
Selling, general and administrative expenses	200,677	262,366	274,077	297,751	267,579
Other charges (2)	6,903	2,708	27,156	—	—

Income from operations	63,924	54,222	11,944	14,062	52,764
Interest expense, net	(7,609)	(12,087)	(22,551)	(23,083)	(14,608)
Other income	1,534	1,106	1,176	1,631	5,548

Income (loss) before income taxes and cumulative effect of accounting change	57,849	43,241	(9,431)	(7,390)	43,704
Income taxes	24,302	19,041	4,053	(247)	15,159

Income (loss) before cumulative effect of accounting change	33,547	24,200	(13,484)	(7,143)	28,545
Cumulative effect of accounting change	—	—	—	—	(112,237)

Net income (loss)	$33,547	$24,200	$(13,484)	$(7,143)	$(83,692)

Basic income (loss) per common equivalent share:
Before cumulative effect of accounting change	$1.18	$0.89	$(0.72)	$(0.39)	$1.54
Cumulative effect of accounting change	—	—	—	—	(6.04)

Basic income (loss) per common equivalent share	$1.18	$0.89	$(0.72)	$(0.39)	$(4.50)

Diluted income (loss) per common equivalent share:
Before cumulative effect of accounting change	$1.15	$0.88	$(0.72)	$(0.39)	$1.44
Cumulative effect of accounting change	—	—	—	—	(4.88)

Diluted income (loss) per common equivalent share	$1.15	$0.88	$(0.72)	$(0.39)	$(3.44)

Weighted average shares used in the computation of income (loss) per common equivalent share:
Basic	28,502	27,328	18,786	18,402	18,581
Diluted	33,007	27,437	18,786	18,402	23,009

	Fiscal Year Ended
	September 26, 1998	September 25, 1999	September 30, 2000	September 29, 2001	September 28, 2002
	(in thousands)
Other Data:
Depreciation and amortization	$16,114	$20,492	$26,035	$28,362	$17,616
Capital expenditures	$18,904	$18,640	$16,663	$13,888	$10,907
Cash from operating activities	$30,830	$63,613	$40,076	$38,814	$72,813
Cash from investing activities	$(238,796)	$(32,731)	$(51,069)	$(32,165)	$(10,907)
Cash from financing activities	$118,169	$(33,193)	$8,661	$(4,042)	$(59,314)
Ratio of earnings to fixed charges (3)	7.39	4.06	—	—	3.81
EBITDA (4)(5)	$80,038	$74,714	$37,979	$42,424	$70,380

	September 26, 1998	September 25, 1999	September 30, 2000	September 29, 2001	September 28, 2002
	(in thousands)
Balance Sheet Data:
Cash	$10,328	$8,017	$5,685	$8,292	$10,884
Working capital	277,567	169,192	119,021	110,990	154,017
Total assets	928,554	955,394	945,311	916,626	731,957
Total debt	133,220	221,266	282,758	278,098	212,899
Shareholders’ equity	588,628	495,291	461,840	455,315	377,508

(1)
See Management’s Discussion and Analysis of Financial Condition and Results of Operations herein for a discussion of sales fluctuations related to internal growth and business acquisitions for fiscal years 2000 and 2001.

(2)
Other charges includes charges resulting from workforce reductions, employee benefit obligations, facility closures, and asset impairments due to the termination of our distribution arrangement with The Scotts Company and other anticipated sales decreases in the distribution business.

(3)
For the purposes of determining the ratio of earnings to fixed charges, earnings consist of income (loss) before income tax (provision) benefit and cumulative effect of accounting change, excluding income and losses associated with equity investees, and before fixed charges. Fixed charges consist of interest expense, the portion of rental expense under operating leases deemed by management to be representative of the interest factor and amortization of deferred financing costs. In the fiscal years ended September 30, 2000 and September 29, 2001, our fixed charges exceeded the sum of our earnings and fixed charges by $10.6 million and $9.0 million, respectively.

(4)
“EBITDA” is calculated as income (loss) from operations plus depreciation and amortization. EBITDA is not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States and should not be used as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. EBITDA is included in this Form 10-K because it is a basis upon which our management assesses financial performance. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

(5)
Included in EBITDA are Other Charges and expenses incurred by us as a result of unusual events, which management believes are not indicative of costs to be incurred in the future. These expenses totaled $38.5 million, $30.0 million and $18.0 million in fiscal years 2000, 2001 and 2002, respectively. See “Managements Discussion and Analysis of Financial Condition and Results of Operations – Other Charges and Unusual Expenses” for further discussion of these expenses.

Item	7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Central Garden & Pet Company is a leading marketer and producer of quality branded products for the pet and lawn and garden supplies markets. We are one of the largest companies in the fragmented, $5.1 billion U.S. pet supplies industry and one of the largest companies in the $52.5 billion U.S. lawn and garden supplies industry. Our pet products include pet bird and small animal food, wild bird seed, aquarium products, flea, tick, mosquito and other insect control products, edible bones, cages, carriers, pet books, and other dog, cat, reptile and small animal products. These products are sold under a number of brand names, including Kaytee, All-Glass Aquarium, Zodiac, Nylabone, TFH and Four Paws. Our lawn and garden products include grass seed, wild bird seed, weed and insect control products, decorative outdoor patio products and ant control products. These products are sold under a number of brand names, including Pennington, Norcal Pottery, Matthews Four Seasons, AMDRO and Grant’s. In fiscal 2002, our consolidated net sales were $1.1 billion, of which our pet products segment, or Pet Products, accounted for $471.1 million and our lawn and garden products segment, or Garden Products, accounted for $606.7 million. Our income from operations was $52.8 million, of which Pet Products accounted for $43.4 million and Garden Products accounted for $37.3 million, before corporate expenses and eliminations of $27.9 million.

Background

During the past several years, we have transitioned to a leading marketer and producer of branded products from a traditional pet and lawn and garden supplies distributor. We undertook this transition because we recognized the opportunity to build a portfolio of leading brands and improve profitability by capitalizing on our knowledge of the pet and lawn and garden supplies sectors, our strong relationships with retailers and our nationwide sales and logistics network. Our goal was to diversify our business and improve operating margins by establishing a portfolio of leading brands. Since 1997, we have acquired numerous branded products companies and product lines, including Wellmark and Four Paws in fiscal 1997; Kaytee Products, TFH and Pennington Seed in fiscal 1998; Norcal Pottery in fiscal 1999; and AMDRO and All-Glass Aquarium in fiscal 2000.

While expanding our branded products business, we experienced adverse events in our distribution business. From 1995 to 1999, we were the master distributor of Round Up and Ortho products. In January 1999, The Scotts Company, one of our largest distribution suppliers at the time, acquired Ortho and became the marketing agent for Round Up. In July 2000, Scotts terminated its relationship with us. Due to these events, we significantly downsized our garden distribution operations and closed a total of 25 facilities from fiscal 1999 to fiscal 2001. We have incurred significant legal expenses associated with lawsuits with Scotts and others. In fiscal 2001, we integrated our sales and logistics networks into our pet and lawn and garden products businesses to allow us to focus resources and provide strategic sales support for our brands.

Virtually all of our sales before fiscal 1997 were from distributing other manufacturers’ products. Since then, our branded product sales have grown to approximately $800 million, or approximately 75% of total sales, in fiscal 2002. During this same period, sales of other manufacturers’ products have declined to approximately $250 million, or approximately 25% of total sales, and our gross profit margins improved from 13.6% in fiscal 1996 to 29.7% in fiscal 2002.

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	Fiscal Year Ended
	September 28, 2002	September 29, 2001	September 30, 2000
Net sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy	70.3	72.2	76.8

Gross profit	29.7	27.8	23.2
Selling, general and administrative	24.8	26.5	20.3
Other charges	—	—	2.0

Income from operations	4.9	1.3	0.9
Interest expense, net	(1.4)	(2.1)	(1.7)
Other income	0.5	0.2	0.1
Income tax	1.4	—	0.3

Income (loss) before cumulative effect of accounting change	2.6	(0.6)	(1.0)

Cumulative effect of accounting change, net of tax	(10.4)	—	—

Net loss	(7.8)%	(0.6)%	(1.0)%

Fiscal 2002 Compared with Fiscal 2001

Net Sales

Net sales for fiscal 2002 decreased $45.2 million, or 4.0%, to $1,077.8 million from $1,123.0 million in fiscal 2001. The decrease is due to a $40.3 million decrease in Garden Products and a $4.9 million decrease in Pet Products. The decreases in both Garden Products and Pet Products relate to reductions in sales of other manufacturers’ products resulting from facility closures in fiscal 2000 and 2001, as well as the business closure of two customers during the fourth quarter of fiscal 2001. In fiscal 2002, Kal Kan, a supplier of dog food, and Arch Chemical, a major pool chemical supplier, each terminated their relationships with us to distribute their products directly to retailers. In fiscal 2001, sales of Kal Kan products were approximately $14.3 million, and sales of Arch products were approximately $50.5 million. The reduced revenues from sales of other manufacturers’ products were partially offset by increases in sales of our own pet branded products and lawn and garden branded products. Contributing to these increases were increased consumer acceptance of new products, continued strength of methoprene sales, the introduction of several new products and upgraded packaging.

Gross Profit

Gross profit increased $8.5 million, or 2.7%, from $311.8 million in fiscal 2001 to $320.3 million in fiscal 2002. Pet Products’ gross profit increased $4.5 million, or 2.8%, reflecting increased gross profit from sales of our own branded products and cost improvements, partially offset by decreased sales of other manufacturers’ products. Garden Products’ gross profit increased $4.0 million, or 2.7%, reflecting increased sales of our own branded products, partially offset by the effects of lower sales of other manufacturers’ products. Another factor contributing to the increase in gross profit in 2002 for both Pet Products and Garden Products was inventory and inventory related write-downs of $3.7 million, which occurred in 2001, but not in fiscal 2002, and are discussed further in the fiscal 2001 and fiscal 2000 comparison below.

Gross profit as a percentage of net sales increased to 29.7% in fiscal 2002 from 27.8% in fiscal 2001, reflecting increases from 34.3% to 35.6% in Pet Products and from 23.0% to 25.2% in Garden Products. The percentage improvement was principally due to higher sales of our own branded products, a favorable mix of sales, and reduced sales of other manufacturers’ products, which generally result in lower gross margins as compared to sales of our own branded products.

Selling, General and Administrative

Selling, general and administrative expenses decreased $30.2 million, or 10.1%, from $297.8 million in fiscal 2001 to $267.6 million in fiscal 2002. As a percentage of net sales, selling, general and administrative expenses decreased from 26.5% during fiscal 2001 to 24.8% for fiscal 2002. A portion of the decrease was due to $11.3 million in goodwill amortization incurred in fiscal 2001, which did not occur in fiscal 2002 as we ceased amortizing goodwill upon the adoption of SFAS No. 142 at the beginning of fiscal 2002.

Selling and delivery expenses decreased by $7.6 million from $131.1 million in fiscal 2001 to $123.5 million in fiscal 2002. Both Pet Products and Garden Products shared in the decrease, which was principally due to the overall decrease in sales of other manufacturers’ products. Included in fiscal 2001 selling and delivery expense was approximately $2.1 million attributable to the closure of Pet Products branches and increased freight costs to service out of market customers transferred from Garden Products’ 13 distribution centers closed in fiscal 2000.

Facilities expenses remained flat at $11.5 million in both fiscal 2002 and 2001. Increased facilities expenses at Pet Products, principally due to shutdown costs related to the Kal Kan termination, offset a decrease at Garden Products, due to the decreased number of sales and logistics centers.

Warehouse and administrative expenses decreased $22.6 million to $132.6 million in fiscal 2002 from $155.2 million in fiscal 2001. Garden Products decreased $16.4 million, Pet Products decreased $0.5 million and Corporate decreased $5.7 million. The reductions in Garden Products and Pet Products were largely due to the impact of facility closures as well as the elimination of costs associated with certain personnel reductions and bad debt write-offs incurred in fiscal 2001, which were at lower levels in fiscal 2002. The decrease at Corporate related to the elimination of $11.3 million of goodwill amortization in fiscal 2002, upon our adoption of SFAS No. 142. These decreases were partially offset by increased legal and litigation related expenses and insurance premium costs in fiscal 2002.

Other Income

Other income increased $3.9 million from $1.6 million in fiscal 2001 to $5.5 million in fiscal 2002. The increase was primarily due to $6 million of life insurance proceeds, partially offset by $2.8 million in charges related to the write-off of goodwill associated with an unsuccessful equity method investment. Earnings from equity method investments were $2.3 million in fiscal 2002 compared with $1.6 million in fiscal 2001.

Interest Expense

Net interest expense decreased $8.5 million, or 36.8%, from $23.1 million in fiscal 2001 to $14.6 million in fiscal 2002. The decrease is due to both lower average short-term borrowings and lower average short-term interest rates. Average short-term borrowings for fiscal 2002 were $109.1 million compared to $160.3 million in fiscal 2001. The average short-term interest rates for fiscal 2002 and 2001 were 4.7% and 7.5%, respectively.

Income Taxes

Our effective income tax rate, before the cumulative effect of accounting change, for fiscal 2002 was 34.7% compared to an effective rate of 3.3% in fiscal 2001. For fiscal 2002, our marginal tax rate was 39.2%. The difference between the marginal tax rate and the effective tax rate is primarily due to non-taxable insurance proceeds recorded in fiscal 2002. In fiscal 2001, we recognized a tax benefit of $0.2 million on a pre-tax loss of $7.4 million. The low effective tax rate in fiscal 2001 resulted primarily from the inclusion of non-deductible goodwill amortization, which ceased upon adoption of SFAS No. 142.

Fiscal 2001 Compared with Fiscal 2000

Net Sales

Net sales decreased $227.9 million, or 16.9%, to $1,123.0 million from $1,350.9 million for fiscal 2000. The decrease is due to a $243.1 million decrease in net sales of Garden Products offset, in part, by an increase in net sales of Pet Products of $15.2 million. Adjusting for newly acquired operations, the sales decrease in Garden Products was $252.8 million and in Pet Products net sales would have resulted in a decrease of $32.7 million. The decrease in Garden Products related to the sales and logistics group, which was expected after we closed 13 distribution centers in late fiscal 2000 as a result of the termination of our distribution relationship with Scotts. The sales decrease in Pet Products was attributable to the closure of three pet distribution centers during fiscal 2000 and a decline in Kaytee sales of wild birdseed. In fiscal 2001, Arch, a major pool chemical supplier, and Kal Kan, a supplier of dog food, notified us that they each intended to terminate their relationship with us and distribute their products directly to retailers. In fiscal 2001, sales of Arch products were approximately $50.5 million. The gross profit associated with these sales in fiscal 2001 was approximately $8.0 million. Sales of Kal Kan products to independent retailers were approximately $8.5 million in fiscal 2001. The gross profit associated with these sales in fiscal 2001 was estimated to be $0.9 million based on historical customer profitability. In addition, the Kal Kan business lost included approximately $5.8 million of fees related to shipments to PETsMART. The loss of the Kal Kan business contributed to our decision to close two smaller pet distribution centers during the first quarter of fiscal 2002 with a third facility closure in February 2002.

Gross Profit

Gross profit decreased $1.4 million, or 0.4%, from $313.2 million during fiscal 2000 to $311.8 million for fiscal 2001. Adjusting for newly acquired operations, gross profit would have decreased by 4.3%, or $13.5 million. The decrease in gross profit dollars relates principally to lower revenues in the sales and logistics group within Garden Products, while Pet Products generated approximately the same gross profit dollars as in fiscal 2000. Gross profit for both segments was adversely affected by inventory and inventory related write-downs in fiscal 2001. In Pet Products, TFH reduced the carrying value of their book inventory by $1.5 million and wrote off $0.5 million of pre-press publication costs. The inventory write-down was primarily the result of a continuing sales decline in pet books, which in turn created excess and obsolete book inventory. The decline in pet book sales related principally to reduced floor space allocated to books by the large retailers coupled with a reduction in the number of titles they carry. In Garden Products, Pennington wrote-down its Bahia grass seed inventory by $1.7 million as a result of a significant decline in the market price for that particular variety. In connection with the closure of 13 distribution centers in fiscal 2000, management, at the existing centers, evaluated the inventory at these facilities to determine the amount of potential overstock and to assess how much inventory could be moved to those locations which would remain open. This evaluation resulted in a write-down of $7.5 million in fiscal 2000 to adjust the inventory to its estimated realizable value. Due to the age of the remaining inventory combined with the fact that more of this inventory became obsolete due to packaging changes made by the manufacturer, management’s evaluation of its estimated realizable value resulted in a further write-down of $2.2 million in fiscal 2001.

Gross profit as a percentage of net sales increased to 27.8% in fiscal 2001 from 23.2% in fiscal 2000. The percentage improvement was principally due to a reduction in sales of other manufacturers’ products within Garden Products, which accounted for a significantly lower percentage of total sales. Sales of other manufacturers’ products generally result in lower gross margins compared to sales of our own branded products. Overall, Garden Products’ gross profit improved from 18.5% in fiscal 2000 to 23.0% in fiscal 2001.

Selling, General and Administrative

Selling, general and administrative expenses increased $23.7 million, or 8.6%, from $274.1 million in fiscal 2000 to $297.8 million in fiscal 2001. Of the $22.7 million increase, approximately $17.8 million was attributable to newly acquired businesses. As a percentage of net sales, selling, general and administrative expenses increased from 20.3% in fiscal 2000 to 26.5% in fiscal 2001.

Selling and delivery expenses decreased by $15.6 million, which was net of a $10.0 million increase related to newly acquired operations, from $146.7 million in fiscal 2000 to $131.1 million in fiscal 2001. The decrease in selling and delivery expenses associated with existing business in fiscal 2001 related principally to a sales decline in Garden Products compared with fiscal 2000. Included in fiscal 2001 selling and delivery expense was approximately $2.1 million attributable to the closure of three Pet Products branches during fiscal 2001 and increased freight costs to service out of market customers transferred from Garden Products’ 13 distribution centers closed in fiscal 2000.

Facilities expense decreased by $2.9 million from $14.4 million in fiscal 2000 to $11.5 million in fiscal 2001. Included in fiscal 2001 is approximately $0.5 million related to newly acquired businesses. This increase was more than offset by decreased expenses from the closure of the distribution centers, the majority of which was in Garden Products.

Warehouse and administrative expenses increased $42.2 million to $155.2 million in fiscal 2001 from $113.0 million in fiscal 2000. Of the $42.2 million increase, approximately $7.3 million related to newly acquired businesses. Of the $34.9 million increase from existing operations, approximately $4.0 million was attributable to Pet Products, $20.5 million to Garden Products and $10.4 million to corporate. The increase of $34.9 million compared with fiscal 2000 related principally to additional bad debt provisions of $4.5 million, of which $3.1 million related to two large Garden Products’ customers who went bankrupt or ceased operations during the last month of fiscal 2001; increased legal and professional fees of $5.4 million, which included in fiscal 2001 approximately $12.4 million associated with the Phoenix warehouse fire and the litigation work related to the Scotts and TFH lawsuits; an increase in general and medical insurance of $2.4 million; increased depreciation and goodwill amortization of $2.4 million; as a result of the closure of Garden Products’ and Pet Products’ locations, there was a significant decrease in both sales and inventory levels, which resulted in a $11.3 million increase in the amount of purchasing, merchandise handling and storage costs charged to warehouse and administration expense, and not included as inventory costs, compared to the prior year; increased information systems costs of $0.9 million – primarily new systems being implemented to centralize sales, marketing, inventory and financial data; an increase in personnel and other professional costs for research and development of $0.6 million; and increases in office rents and general increases in normal operating expenses of $7.4 million.

Interest Expense

Net interest expense increased $0.5 million, or 2.2%, to $23.1 million in fiscal 2001 from $22.6 million for fiscal 2000. The increase was due to new long-term borrowings resulting principally from the businesses acquired, offset by lower average short-term interest rates. Average short-term borrowings for fiscal 2001 were $160.3 million compared with $159.2 million for fiscal 2000. The average short-term interest rates for the fiscal years 2001 and 2000 were 7.5% and 9.0%, respectively.

Income Taxes

During fiscal 2001, we recognized a tax benefit of $0.2 million on a pre-tax loss of $7.4 million. The tax benefit was affected by certain goodwill amortization, which is not deductible for income tax purposes.

EBITDA

EBITDA is a basis used by our chief operating decision makers to measure our operating results and to measure segment profitability and performance. We calculate EBITDA as income from operations plus depreciation and amortization. Management believes EBITDA is meaningful to investors because it provides analysis of operating results using the same measures used by our chief operating decision makers. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. EBITDA should not be viewed by investors as an alternative to generally accepted accounting principles, or GAAP, measures of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, EBITDA does not take into account certain changes in assets and liabilities as well as interest and income taxes which can affect cash flows.

	Fiscal Year Ended
	September 30, 2000	September 29, 2001	September 28, 2002
	(in thousands)
Income from operations	$11,944	$14,062	$52,764
Depreciation and amortization	26,035	28,362	17,616

EBITDA	$37,979	$42,424	$70,380

Other Charges and Unusual Expenses

As a result of the loss of the Scotts business, the downsizing of our lawn and garden distribution business and the other events described below, we incurred other charges and expenses in fiscal 2000, 2001 and 2002, which management believes to be unusual in nature. They are considered unusual in nature because they were incurred as a result of unusual events, and management does not believe that the nature or level of these costs are indicative of those expected to be incurred in the future. These expenses are included in our income from operations and in the EBITDA amounts discussed above.

Set forth below is a summary of the expenses related to these events:

	Fiscal Year Ended
	September 30, 2000	September 29, 2001	September 28, 2002
	(in thousands)
Other charges	$27,156	$—	$—
Legal and professional	3,800	12,472	14,557
Pre-press publication and inventory write-downs	7,500	3,700	—
Closed branches	—	4,184	1,608
Personnel reductions	—	4,508	—
Excess freight	—	2,063	—
Excess bad debt	—	3,100	—
Kal Kan	—	—	1,802

Total	$38,456	$30,027	$17,967

In fiscal 2000, “other charges” represented charges resulting from workforce reductions, employee benefit obligations, facility closures, and asset impairments primarily due to the termination of our distribution arrangement with The Scotts Company and other anticipated sales decreases in the distribution business. See Note 2 to our consolidated financial statements. Legal and professional expenses included costs related to the resulting litigation with Scotts and Pharmacia arising out of the prior distribution relationship, legal fees arising from a fire that destroyed our leased facility in Phoenix, Arizona in August 2000, legal fees relating to TFH and legal and professional fees relating to our abandoned proposal to spin-off our lawn and garden distribution business. See “Item 3. Legal Proceedings” for more information. Pre-press publication and inventory write-downs represented inventory at closed distribution centers that was determined to be overstock or too expensive to relocate.

In fiscal 2001, legal and professional expenses represented continued legal fees relating to litigation with Scotts, Pharmacia and TFH and the Phoenix fire litigation. Pre-press publication and inventory write-downs represented a charge of $2.0 million to reduce the carrying value of TFH book inventory to its estimated realizable value and associated write-off of pre-press publication costs; a $1.7 million write-down of Bahia grass seed inventory at Pennington as a result of a significant decline in the market price for that particular variety; and further write-downs relating to obsolete inventory at the 13 closed distribution centers. Closed branches expense represented additional costs incurred in fiscal 2001 related to the closing of 13 distribution centers in fiscal 2000 which were not included in fiscal 2000 in “other charges” in accordance with GAAP and the closure of three smaller under performing Pet Products’ distribution centers during fiscal 2001 and a small manufacturing facility which produced nylon collars and leashes. Personnel reductions costs included wages and related benefits for employees who stayed on at the 13 closed centers to either sell off certain of the remaining inventory or arrange to ship inventory to other Central locations, or arrange temporary storage until the inventory could be moved to other Central locations; personnel costs related to the closed pet facilities; and personnel costs related to reductions in Garden Products administrative areas where we consolidated certain computer operations and administrative functions into one logistics operation. Excess freight costs represented shipments of inventory from previously closed locations to open facilities and were not included in the fiscal 2000 “other charges.” Excess bad debt costs related to account write-offs as a result of a bankruptcy filing by a large customer and the cessation of business by another large customer of Garden Products during the fourth quarter of fiscal 2001.

In fiscal 2002, legal and professional expenses represented the continuing legal, litigation, advisory and other professional expenses primarily related to the three major lawsuits with Scotts and Pharmacia, the TFH litigation and the Phoenix fire. Closed branches expense included a $0.6 million write-down of assets associated with pet distribution center closures, a $0.6 million loss on the disposal of TFH publishing equipment and $0.4 million of additional non-productive publishing expenses incurred after internal production had ceased (primarily payroll, severance payments and rent costs). Kal Kan expenses represented $1.8 million of additional expenses associated with legal expenses, facility and personnel costs, on-going lease costs for closed facilities relating to the termination by Kal Kan of a Master Service Agreement, which granted us national distribution and account servicing rights for certain pet food product lines.

Goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. We will continue to amortize other intangible assets over their estimated useful lives. Amortization of goodwill, including goodwill recorded in prior business combinations, ceased upon the adoption of the standard, which we adopted for the fiscal year beginning September 30, 2001. As required by SFAS No. 142, we performed our goodwill impairment analysis and recorded a non-cash charge to write down goodwill in Garden Products by $51.9 million ($42.1 million after tax) and in Pet Products by $94.8 million ($70.1 million after tax).

The following financial information for fiscal 2001 and 2000 is presented as if SFAS No. 142 was adopted at the beginning of fiscal 2000:

	September 29, 2001	September 30, 2000
	(in thousands, except per share amounts)
Reported net loss	$(7,143)	$(13,484)
Goodwill amortization, net of tax	9,006	8,430

Net income (loss), as adjusted	$1,863	$(5,054)

Basic and diluted loss per share:
Reported loss	$(0.39)	$(0.72)
Goodwill amortization	0.49	0.45

Adjusted income (loss) per share	$0.10	$(0.27)

Inflation

The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation, we believe that the effects of inflation on its operations have been immaterial.

Weather and Seasonality

Historically, our sales of lawn and garden products have been influenced by weather and climate conditions in the different markets we serve. Additionally, Garden Products’ business has historically been highly seasonal. In fiscal 2002, approximately 64% of Garden Products’ net sales and 58% of our total net sales occurred in the second and third fiscal quarters. Substantially all of Garden Products’ operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.

Liquidity and Capital Resources

We have financed our growth through a combination of bank borrowings, supplier credit, internally generated funds and sales of equity and debt securities to the public.

Historically, our business has been seasonal and our working capital requirements and capital resources tracked closely to this seasonal pattern. During the first fiscal quarter, accounts receivable reach their lowest level while inventory, accounts payable and short-term borrowings begin to increase. Since our short-term credit line fluctuates based upon a specified asset borrowing base, this quarter is typically the period when the asset borrowing base is at its lowest and, consequently, our ability to borrow is at its lowest. During the second fiscal quarter, receivables, accounts payable and short-term borrowings begin to increase, reflecting the build-up of inventory and related payables in anticipation of the peak lawn and garden selling season. During the third fiscal quarter, inventory levels remain relatively constant while accounts receivable peak and short-term borrowings start to decline as cash collections are received during the peak selling season. During the fourth fiscal quarter, inventory levels are at their lowest, and accounts receivable and payables are substantially reduced through conversion of receivables to cash. As a result of the reduction in sales of products manufactured by other parties as a percentage of overall sales, this seasonal pattern has become somewhat less significant.

We service two broad markets: pet supplies and lawn and garden supplies. Our pet supplies businesses involve products that have a year round selling cycle with very little change quarter to quarter. As a result, it is not necessary to carry large quantities of inventory to meet peak demands. Additionally, this level sales cycle eliminates the need for manufacturers to give extended credit terms to either distributors or retailers. On the other hand, our lawn and garden businesses are highly seasonal with approximately 64% of Garden Products’ aggregate sales occurring during the second and third fiscal quarters. For many manufacturers of garden products, this seasonality requires them to move large quantities of their product well ahead of the peak selling periods. To encourage distributors to carry large amounts of inventory, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.

Cash generated from operating activities increased $34.0 million to $72.8 million in fiscal 2002 compared with $38.8 million in fiscal 2001. The increase is primarily attributable to improved operational results and decreased inventory and accounts receivable levels, partially offset by a decrease in accounts payable. Income from operations increased $38.7 million. The declining inventory and accounts payable levels are the result of management’s efforts to reduce inventory levels. Net cash used in investing activities decreased $21.3 million primarily as a result of payments made to acquire companies in fiscal 2001. Net cash used in financing activities increased to $59.3 million dollars. During fiscal 2002, we made net debt payments of $59.4 million on our lines of credit and net debt payments of $5.8 million on our long-term debt, partially offset by proceeds from employee option exercises.

The table below presents significant commercial credit facilities available to us and their associated expiration dates: ($ in millions)

Maximum Commercial Commitments	Less than 1 Year	1-3 Years	Total Amount Committed
Revolving line of credit with Congress Financial Corporation*	$0	$125.0	$125.0
Revolving line of credit with Sun Trust*	0	95.0	95.0
Revolving line of credit with BankOne	0	10.0	10.0

Total commercial commitments	$0	$230.0	$230.0

*	Available borrowings are subject to the level of eligible accounts receivable and inventory maintained by us.

We have a $125.0 million line of credit with Congress Financial Corporation (Western). The available amount under the line of credit fluctuates based upon the value of assets eligible for inclusion in the borrowing base. The line of credit bears interest at a rate either equal to LIBOR plus 2% or the prime rate, at our option, and is secured by a significant amount of our assets. At September 28, 2002, we had $34.0 million of outstanding borrowings and $50.8 million of available borrowing capacity under this line. This line of credit contains certain financial covenants, such as minimum tangible net worth, EBITDA and minimum working capital requirements. The line also requires the lender’s prior written consent to any acquisition of a business. Our Pennington subsidiary also has a $95.0 million line of credit. At September 28, 2002, there were $26.0 million of outstanding borrowings and $52.3 million of available borrowing capacity under this line. Interest related to this line is based on a rate either equal to LIBOR plus 1.375% or the prime rate, at our option. Our All-Glass Aquarium subsidiary also has a $10.0 million line of credit. As of September 28, 2002, there were no outstanding borrowings and $10.0 million of available borrowing capacity under this line. Interest related to this line is based on a rate equal to the prime rate less 0.5% or LIBOR plus a margin (2.0% at September 28, 2002).

The table below presents our significant contractual cash obligations by fiscal year: ($ in millions)

Contractual Obligations	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter	Total
Revolving line of credit facilities	$—	$60.0	$—	$—	$—	$—	$60.0
Long-term debt	7.6	123.0	13.6	1.1	1.8	5.8	152.9
Operating leases	17.2	13.2	9.6	5.3	2.6	5.8	53.7
Purchase commitments	72.5	30.7	21.5	16.1	3.7	—	144.5

Total contractual cash obligations	$97.3	$226.9	$44.7	$22.5	$8.1	$11.6	$411.1

In November 1996, we issued $115 million of 6% subordinated convertible notes. The principal amount of the notes will become due on November 15, 2003, unless converted into common stock by the holders or redeemed by us prior to maturity. If the notes are not converted, we may be required to offer additional debt or equity securities to obtain the funds that would be required to repay the notes. We believe that a number of different financing options are available to us and any necessary financing will be obtained prior to the maturity of these notes.

Excluding the potential impact of the maturity of the notes, we believe that cash flows from operating activities, funds available under our lines of credit, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $20.0 million for the next 12 months, including approximately $8.0 million for the construction of a wild bird seed plant scheduled for completion in October 2003.

As part of our growth strategy, we have engaged in acquisition discussions with a number of companies in the past, and we anticipate that we will continue to evaluate potential acquisition candidates. If one or more potential acquisition opportunities, including those that would be material, become available in the near future, we may require additional external capital. In addition, such acquisitions would subject us to the general risks associated with acquiring companies, particularly if the acquisitions are relatively large.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 will be effective for our fiscal year 2003. We are evaluating what impact, if any, this standard may have on the consolidated financial statements.

In August 2001, the FASB issues SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for our fiscal year 2003, and are generally to be applied prospectively.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We will adopt the provisions of SFAS No. 146 for any restructuring activities initiated after December 31, 2002.

Critical Accounting Policies, Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts and related disclosures in the consolidated financial statements. Estimates and assumptions include, but are not limited to, accounts receivable and inventory values, fixed asset lives, intangible asset values, deferred income taxes, self-insurance reserves and the impact of contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Although options are available, we have chosen the intrinsic value method to account for common stock incentive awards. This accounting policy has been applied consistently for all years presented. Operating results would be affected if other alternatives were used. Information about the impact on operating results by using APB Opinion 25, “Accounting for Stock Issued to Employees”, is included in Note 11 to our consolidated financial statements.

Although not all inclusive, we believe that the following represent the more critical accounting policies, which are subject to estimates and assumptions used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts

We record an allowance for credit losses and disputed balances resulting from customers’ inability to make required payments. We estimate our allowance based on both specific identification and historical experience. If the financial condition of our customers was to deteriorate, or we were not able to demonstrate the validity of amounts due, additional allowances may be required.

Inventory

Inventory, which primarily consists of lawn and garden products and pet supplies finished goods, is stated at the lower of first-in first-out (FIFO) cost or market. Cost includes certain indirect purchasing, merchandise handling and storage costs including certain salary and data processing costs incurred to acquire or manufacture inventory, costs to unload, process and put away shipments received to prepare them to be picked for orders, and certain overhead costs. We compute the amount of such costs capitalized to inventory based on an estimate of costs related to the procurement and processing of inventory to prepare it for sale compared to total product purchases. When necessary, we have reduced the carrying value of our inventory if market conditions indicate that we will not recover the carrying cost upon sale. Future downward changes in market related to our products would result in an additional charge to income in the period in which such conditions occur.

Goodwill

As a result of the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets,” we recorded a $146.7 million non-cash impairment of our goodwill as of September 30, 2001, which was recorded as a cumulative effect of accounting change in fiscal 2002. We test the carrying value of our goodwill for impairment on an annual basis on the first day of our fourth quarter. We use projected future operating results and cash flows of our reporting units to establish the fair value used in evaluating the carrying value of the associated goodwill. If estimated future results of operations differed from those projections used by management, or if alternative valuation methodologies had been used in determining the reporting units fair value, the cumulative effect of accounting change charge may have been different than the amount we recorded. Future downward changes in the operating results of our reporting units may result in additional charges to income in the period in which such conditions occur during our annual goodwill assessment process.

Long Lived Assets

We review our long-lived assets for potential impairment based on a review of projected undiscounted cash flows associated with these assets. Long-lived assets are included in impairment evaluations when events and circumstances exist that indicate the carrying amount of those assets may not be recoverable. Measurement of impairment losses for long-lived assets that we expect to hold and use is based on the estimated fair value of the assets. We have recorded asset impairment charges when the carrying value of certain assets was in excess of their fair value. Should market conditions or the assumptions used by us in determining the fair value of these assets change, or management change plans for usage of certain assets, additional charges to operations may be required in the period in which such conditions occur.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes result primarily from bad debt allowances, inventory write-downs, depreciation and nondeductible reserves. We have not recorded a valuation allowance to reduce our deferred tax assets. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event the we were to determine that we would not be able to realize all or part of our net deferred tax asset in the future, any adjustment would be charged to income in the period such determination was made. Likewise, should we determine we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment would increase income in the period such determination was made.

Benefits and Claims Liabilities

We have recorded estimates for certain health and welfare, workers’ compensation and casualty insurance costs under self-insurance programs with per occurrence and aggregate limits on losses. Should a greater amount of claims occur compared to what we estimated, or costs of medical care increase beyond what we anticipate, reserves recorded may not be sufficient and additional charges to income may be required.

Commitments and Contingencies

As discussed in Note 9 to our consolidated financial statements, we are involved in several significant legal matters as well as other matters incidental to our business, the disposition of which are not expected to have a material effect on our financial position or results of operations. We use our best estimates to determine the probable outcome and costs associated with the resolution of such matters. These estimates are developed in consultation with outside counsel handling these matters and are based upon a combination of potential litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by adverse developments or changes in management’s strategy related to these proceedings.

Risk Factors

This Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of factors both in and out of our control, including the risks faced by us described below and elsewhere in this Form 10-K.

You should carefully consider the risks described below. In addition, the risks described below are not the only ones facing us. We have only described the risks we consider to be the most material. However, there may be additional risks that are viewed by us as not material or are not presently known to us.

If any of the events described below were to occur, our business, prospects, financial condition and/or results of operations could be materially adversely affected. When we say below that something could or will have a material adverse effect on us, we mean that it could or will have one or more of these effects. In any such case, the price of our common stock could decline, and you could lose all or part of your investment in our company.

We may be adversely affected by trends in the retail industry.

With the growing trend towards retail trade consolidation, we are increasingly dependent upon key retailers whose bargaining strength is growing. Our business may be negatively affected by changes in the policies of our retailer customers, such as inventory destocking, limitations on access to shelf space, price demands and other conditions. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and more closely anticipate demand, which could in the future require the carrying of additional inventories and increase our working capital and related financing requirement.

A significant deterioration in the financial condition of one of our major customers could have a material adverse effect on our sales, profitability and cash flow. For example, in fiscal 2001, Kmart and House & Home filed for bankruptcy and, as a result, we wrote off $3.1 million in receivables. We continually monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, another bankruptcy ?ling by a key customer could have a material adverse effect on our business, results of operations and financial condition.

We depend on a few customers for a significant portion of our business.

Wal*Mart, our largest customer, accounted for approximately 20% of our net sales in fiscal 2002, 21% in fiscal 2001 and 25% in fiscal 2000. In addition, although each accounted for less than 10% of our net sales, Home Depot, Lowe’s, PETsMART and Petco are also significant customers and, together with Wal*Mart, accounted for approximately 42% of our net sales in fiscal 2002, 41% in fiscal 2001 and 41% in fiscal 2000. The market shares of all of these key retailers have increased during the last several years and may continue to increase in future years.

The loss of, or significant adverse change in, our relationship with any of these key retailers could cause our net sales, income from operations and cash flow to decline. The loss of, or reduction in, orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major customer could reduce our income from operations and cash flow.

We cannot be certain that our product innovations and marketing successes will continue.

We believe that our past performance has been based upon, and our future success will depend upon, in part, our ability to continue to improve our existing products through product innovation and to develop, market and produce new products. We cannot assure you that we will be successful in the introduction, marketing and production of any new products or product innovations, or develop and introduce in a timely manner innovations to our existing products which satisfy customer needs or achieve market acceptance. Our failure to develop new products and introduce them successfully and in a timely manner could harm our ability to grow our business and could have a material adverse effect on our business, results of operations and financial condition.

Seeds and grains we use to produce bird feed and grass seed are commodity products subject to price volatility that has had, and could have, a negative impact on us.

Our financial results depend to some extent on the cost of raw materials and our ability to pass along increases in these costs to our customers. In particular, our Pennington and Kaytee subsidiaries are exposed to fluctuations in market prices for commodity seeds and grains used to produce bird feed and grass seed. Historically, market prices for commodity seeds and grains have fluctuated in response to a number of factors, including changes in United States government farm support programs, changes in international agricultural and trading policies and weather conditions during the growing and harvesting seasons. For example, a significant rise in our white millet acquisition cost in late 2000 and 2001 had a negative impact on profitability of bird feed products in fiscal 2001. In the event of any increases in raw materials costs, we would be required to increase sales prices to avoid margin deterioration. We cannot assure you as to the timing or extent of our ability to implement future price adjustments in the event of increased raw material costs or as to whether any price increases implemented by us may affect the volumes of future shipments.

In fiscal 2001 and 2002, Garden Products was adversely affected by a worldwide oversupply of certain grass seeds brought on by a combination of weather issues and the bankruptcy sale of a competitor, generally poor economic conditions in agriculture, and cattle diseases that reduce demand for seed. If the oversupply extends into fiscal 2003, our operating results and cash flows could suffer.

To mitigate our exposure to changes in market prices, we enter into purchase contracts for grains, bird feed and grass seed to cover up to approximately one-third of the purchase requirements for a selling season. Since these contracts cover only a portion of our purchase requirements, if market prices for grains increase, our cost of production would increase. In contrast, if market prices for grains decrease because of a lack of demand, we may end up purchasing grains and seeds pursuant to the purchase contracts at prices above market.

Competition in our industries may hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers.

We operate in highly competitive industries. We compete against numerous other companies, some of which are more established in their industries and have substantially greater revenue or resources than we do. Our products compete against national and regional products and private label products produced by various suppliers. Our largest competitor in pet supplies products is Hartz Mountain and our largest competitor in lawn and garden products is The Scotts Company. Since its acquisition of the Ortho line of lawn and garden products from Pharmacia Corporation (formerly Monsanto) in 1999, Scotts’ dominant position in the lawn and garden industry has been a significant competitive disadvantage for Garden Products.

To compete effectively, among other things, we must:

•	maintain our relationships with key retailers;

•	continually develop innovative new products that appeal to consumers;

•	maintain strict quality standards;

•	deliver products on a reliable basis at competitive prices; and

•	effectively integrate acquired companies and adapt them to our internal controls.

Competition could cause lower sales volumes, price reductions, reduced profits or losses, or loss of market share. Our inability to compete effectively could have a material adverse effect on our business, results of operations and financial condition.

Our acquisition strategy involves a number of risks.

We have completed 13 acquisitions since 1997 and intend to grow through the acquisition of additional companies. We are regularly engaged in acquisition discussions with a number of companies and anticipate that one or more potential acquisition opportunities, including those that would be material, may become available in the near future. If and when appropriate acquisition opportunities become available, we intend to pursue them actively. Further, acquisitions involve a number of special risks, including:

•	failure of the acquired business to achieve expected results;

•	diversion of management’s attention;

•	failure to retain key personnel of the acquired business;

•	additional financing, if available, could increase leverage, dilute equity, or both;

•	the potential negative effect on our financial statements from the increase in goodwill and other intangibles; and

•	the high cost and expenses of completing acquisitions and risks associated with unanticipated events or liabilities.

These risks could have a material adverse effect on our business, results of operations and financial condition.

We expect to face competition for acquisition candidates, which may limit the number of opportunities and may lead to higher acquisition prices. In fiscal 2002, we wrote off $146.7 million of goodwill related to previous acquisitions in accordance with SFAS 142. We cannot assure you that we will be able to identify, acquire, or manage profitably additional businesses or to integrate successfully any acquired businesses into our existing business without substantial costs, delays or other operational or financial difficulties. In future acquisitions, we also could incur additional indebtedness or pay consideration in excess of fair value, which could have a material adverse effect on our business, results of operations and financial condition.

Our lawn and garden sales are highly seasonal and subject to adverse weather, either of which could impact our cash flow and operating results.

Because our lawn and garden products are used primarily in the spring and summer, Garden Products’ business is seasonal. In fiscal 2002, approximately 64% of Garden Products’ sales and 58% of our total sales occurred during our second and third fiscal quarters. Substantially all of Garden Products’ operating income and cash flow is generated in this period. Our working capital needs and our borrowings generally peak near the middle of our second fiscal quarter because we are generating fewer revenues while incurring expenses in preparation for the spring selling season. If cash on hand and borrowings under our credit facilities are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business.

Because demand for lawn and garden products is significantly influenced by weather, particularly weekend weather during the peak gardening season, our results of operations and cash flow could also be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, water shortages or floods. During the last several years, our results of operations and cash flow were negatively affected by severe weather conditions in some parts of the United States.

Our operating results and cash flow are susceptible to fluctuations.

We expect to continue to experience variability in our net sales, net income and cash flow on a quarterly basis. Factors that may contribute to this variability include:

•	weather conditions during peak gardening seasons and seasonality;
•	shifts in demand for lawn and garden products;
•	shifts in demand for pet products;
•	changes in product mix, service levels and pricing by us and our competitors;
•	the effect of acquisitions, including the costs of acquisitions that are not completed; and
•	economic stability of retail customers.

These fluctuations could negatively impact our business and the market price of our common stock.

Our convertible notes mature in November 2003 and our senior credit facilities expire during the next two years, and we must, repay, extend or refinance them.

In November 1996, we issued $115 million of 6% subordinated convertible notes. The principal amount of the notes will become due on November 15, 2003, unless converted into common stock by the holders or redeemed by us prior to maturity. If the notes are not converted, we may be required to offer additional debt or equity securities to obtain the funds that would be required to repay the notes. Although we believe that a number of different financing options are available to us, we cannot assure you that we will be able to repay or refinance the notes before maturity on favorable terms, or at all.

Similarly, our two principal senior credit facilities are scheduled to expire in September 2003 and July 2004. If these facilities are not repaid prior to their expiration, we will be required to extend or refinance these credit facilities to meet our working capital requirements. We cannot assure you that we will be able to extend or refinance these facilities on favorable terms, or at all.

Our success is dependent upon retaining key personnel.

Our future performance is substantially dependent upon the continued services of William E. Brown, our Chairman and Chief Executive Officer, Glenn W. Novotny, our President and Chief Operating Officer, and Brooks M. Pennington III, the President of our Pennington subsidiary. The loss of the services of any of these persons could have a material adverse effect upon us. In addition, our future performance depends on our ability to attract and retain skilled employees. We cannot assure you that we will be able to retain our existing personnel or attract additional qualified employees in the future.

Some of the products that we manufacture and distribute require governmental permits and also subject us to potential environmental liabilities.

Many of the products that we manufacture and distribute are subject to regulation by federal, state and local authorities. Such regulations are often complex and are subject to change. Environmental regulations may affect us by restricting the manufacturing or use of our products or regulating their disposal. Regulatory or legislative changes may cause future increases in our operating costs or otherwise affect operations. Although we believe we are and have been in substantial compliance with such regulations and have internal guidelines on the handling and disposal of our products, there is no assurance that in the future we may not be adversely affected by such regulations or incur increased operating costs in complying with such regulations. However, neither the compliance with regulatory requirements nor our environmental procedures can ensure that we will not be subject to claims for personal injury, property damages or governmental enforcement. In addition, while we do not anticipate having to make, and historically have not had to make, significant capital expenditures to comply with applicable environmental laws and regulations, due to the nature of our operations and the frequently changing nature of environmental compliance standards and technology, we cannot predict with any certainty that future material capital expenditures will not be required.

In addition to operational standards, environmental laws also impose obligations on various entities to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Accordingly, we may become liable, either contractually or by operation of law, for remediation costs even if the contaminated property is not presently owned or operated by us, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. With our extensive acquisition history, we have acquired a number of manufacturing and distribution facilities. Given the nature of the past operations conducted by us and others at these properties, there can be no assurance that all potential instances of soil or groundwater contamination have been identified, even for those properties where an environmental site assessment has been conducted. While we are not subject to any existing remediation obligations, future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to future remediation liabilities that may be material. See “Item 3 – Legal Proceedings – Phoenix Fire.”

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

We are a party to certain legal proceedings, including the litigation between us and Scotts and litigation arising from a fire which destroyed our Phoenix, Arizona facility. We are currently unable to determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of our legal proceedings. Regardless of the ultimate outcome of our legal proceedings, they could result in significant diversion of time by our management. The results of our pending legal proceedings, including any potential settlements, are uncertain and we cannot assure you that the outcome of these disputes will not adversely affect our operating results. See “Item 3 – Legal Proceedings.”

The holders of our Class B stock, through their voting power, can greatly influence control of Central.

As of December 1, 2002, William E. Brown, our Chairman and Chief Executive Officer, controlled approximately 48% of the voting power of our capital stock. Accordingly, he can effectively control all matters requiring stockholder approval, including the power to elect all of our directors. Holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast. Holders of common stock are entitled to one vote for each share owned. The holders of Class B stock have 49% of the combined voting power, subject to the aforementioned voting restrictions. Holders of Class B stock are likely to be able to elect all of our directors, control our management and policies and determine the outcome of any matter submitted to a vote of our stockholders, except to the extent that a class vote of the common stock is required by applicable law. The disproportionate voting rights of our common stock and Class B stock could have an adverse effect on the market price of our common stock. Such disproportionate voting rights may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, a tender offer or a proxy contest, even if such actions were favored by our common stockholders. Accordingly, such disproportionate voting rights may deprive holders of common stock of an opportunity to sell their shares at a premium over prevailing market prices, since takeover bids frequently involve purchases of stock directly from stockholders at such a premium price.

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks, which include changes in U.S. interest rates and commodity prices and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk. The interest payable on our bank lines of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt had changed by 10% compared to actual rates, interest expense would have increased or decreased by approximately $0.6 million in fiscal 2002 and $1.4 million in fiscal 2001. In addition, we have fixed income investments consisting of cash equivalents and short-term investments in marketable debt securities, which are also affected by changes in market interest rates. We do not currently use derivative financial instruments.

Commodity Prices. We are exposed to fluctuation in market prices for grains and grass seed. To mitigate risk associated with increases in market prices and commodity availability, we enter into contracts for grains, bird seed and grass seed purchases. Such contracts are primarily entered into to ensure commodity availability to us in the future. As of September 28, 2002, we had entered into fixed seed purchase commitments for fiscal 2003 totaling approximately $72.5 million. A 10% change in the market price for grain and grass seed would result in an additional pretax gain or loss of $7.3 million related to the contracts outstanding as of September 28, 2002. As of September 29, 2001, we had entered into fixed seed purchase commitments for fiscal 2002 totaling approximately $37.8 million. A 10% change in the market price for grain and grass seed would have resulted in an additional pretax gain or loss of $3.8 million related to the contracts outstanding as of September 29, 2001.

Foreign Currency Risks. To date, we have had minimal sales outside of the United States and, therefore, have only minimal exposure to foreign currency exchange risks. Purchases made from foreign vendors are primarily made in U.S. dollars and, therefore, we have only minimal exposure to foreign currency exchange risk. We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial.

Item 8.   Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Central Garden & Pet Company
Lafayette, California

We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company”) as of September 28, 2002 and September 29, 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the fiscal years in the three-year period ended September 28, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Central Garden & Pet Company and subsidiaries as of September 28, 2002 and September 29, 2001, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended September 28, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

December 4, 2002
San Francisco, California

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED BALANCE SHEETS

	September 28, 2002	September 29, 2001
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,884	$8,292
Accounts receivable, less allowance for doubtful accounts of $7,597 and $14,464	130,984	141,791
Inventories	193,159	217,902
Prepaid expenses and other assets	26,096	35,776

Total current assets	361,123	403,761
Land, buildings, improvements and equipment:
Land	5,381	4,977
Buildings and improvements	62,196	60,421
Transportation equipment	5,753	5,753
Machinery and warehouse equipment	65,634	65,966
Office furniture and equipment	33,466	32,845

Total.	172,430	169,962
Less accumulated depreciation and amortization	71,566	61,164

Land, buildings, improvements and equipment–net	100,864	108,798
Goodwill	222,489	371,987
Deferred income taxes and other assets	47,481	32,080

Total	$731,957	$916,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$59,975	$119,423
Accounts payable	96,796	127,884
Accrued expenses	42,742	38,412
Current portion of long-term debt	7,593	7,052

Total current liabilities	207,106	292,771
Long-term debt	145,331	151,623
Deferred income taxes and other long-term obligations	2,012	16,917
Commitments and contingencies	—	—
Shareholders’ equity:
Class B stock	16	16
Common stock	310	305
Additional paid-in capital	532,290	526,410
Retained (deficit) earnings	(10,281)	73,411
Treasury stock	(144,827)	(144,827)

Total shareholders’ equity	377,508	455,315

Total	$731,957	$916,626

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 28, 2002	September 29, 2001	September 30, 2000
	(in thousands, except per share amounts)
Net sales	$1,077,780	$1,122,999	$1,350,878
Cost of goods sold and occupancy	757,437	811,186	1,037,701

Gross profit	320,343	311,813	313,177
Selling, general and administrative expenses	267,579	297,751	274,077
Other charges	—	—	27,156

Income from operations	52,764	14,062	11,944
Interest expense	(14,745)	(23,247)	(23,140)
Interest income	137	164	589
Other income	5,548	1,631	1,176

Income (loss) before income taxes and cumulative effect of accounting change	43,704	(7,390)	(9,431)
Income taxes	15,159	(247)	4,053

Income (loss) before cumulative effect of accounting change	28,545	(7,143)	(13,484)
Cumulative effect of accounting change, net of tax	(112,237)	—	—

Net loss	$(83,692)	$(7,143)	$(13,484)

Basic income (loss) per common equivalent share:
Before cumulative effect of accounting change	$1.54	$(0.39)	$(0.72)
Cumulative effect of accounting change	(6.04)	—	—

Basic loss per common equivalent share	$(4.50)	$(0.39)	$(0.72)

Diluted income (loss) per common equivalent share:
Before cumulative effect of accounting change	$1.44	$(0.39)	$(0.72)
Cumulative effect of accounting change	(4.88)	—	—

Diluted loss per common equivalent share	$(3.44)	$(0.39)	$(0.72)

Weighted average shares used in the computation of income (loss) per common equivalent share:
Basic	18,581	18,402	18,786
Diluted	23,009	18,402	18,786

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Class B Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Total
Balance, September 25, 1999	1,660,919	$16	30,183,365	$302	$524,058	$94,038	(10,851,350)	$(123,123)	$495,291
Tax benefit from exercise of stock options					14				14
Conversion of Class B stock into common stock	(3,157)	—	3,157	—					—
Issuance of common stock			230,899	2	1,721				1,723
Treasury stock purchases							(2,890,900)	(21,704)	(21,704)
Net loss						(13,484)			(13,484)

Balance, September 30, 2000	1,657,762	16	30,417,421	304	525,793	80,554	(13,742,250)	(144,827)	461,840
Tax benefit from exercise of stock options					95				95
Conversion of Class B stock into common stock	(2,300)	—	2,300	—					—
Issuance of common stock			112,752	1	522				523
Net loss						(7,143)			(7,143)

Balance, September 29, 2001	1,655,462	16	30,532,473	305	526,410	73,411	(13,742,250)	(144,827)	455,315
Tax benefit from exercise of stock options					732				732
Issuance of common stock			475,725	5	5,148				5,153
Net loss						(83,692)			(83,692)

Balance, September 28, 2002	1,655,462	$16	31,008,198	$310	$532,290	$(10,281)	(13,742,250)	$(144,827)	$377,508

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 28, 2002	September 29, 2001	September 30, 2000
	(in thousands)
Cash flows from operating activities:
Net loss	$(83,692)	$(7,143)	$(13,484)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,616	28,362	26,035
Cumulative effect of accounting change	146,748	—	—
Goodwill impairment charge	2,750	—	15,739
Deferred income taxes	(26,065)	10,251	(7,500)
Loss on sale of land, building and improvements	1,142	312	883
Changes in assets and liabilities:
Receivables	10,807	13,099	6,712
Inventories	24,743	25,444	15,352
Prepaid expenses and other assets	4,555	(19,106)	(6,265)
Accounts payable	(31,088)	4,900	4,024
Accrued expenses	4,561	5,606	965
Other long-term obligations	736	(22,911)	(2,385)

Net cash provided by operating activities	72,813	38,814	40,076

Cash flows from investing activities:
Additions to land, buildings, improvements and equipment	(10,907)	(13,888)	(16,663)
Payments to acquire companies, net of cash acquired	—	(18,277)	(34,406)

Net cash used by investing activities	(10,907)	(32,165)	(51,069)

Cash flows from financing activities:
Borrowings (repayments) under lines of credit, net	(59,448)	(9,816)	29,869
Payments on long-term debt	(5,751)	(12,844)	(1,237)
Proceeds from issuance of long-term debt	—	18,000	—
Payments to reacquire stock	—	—	(21,704)
Proceeds from issuance of stock	5,885	618	1,733

Net cash provided (used) by financing activities	(59,314)	(4,042)	8,661

Net increase (decrease) in cash and cash equivalents	2,592	2,607	(2,332)
Cash and cash equivalents at beginning of year	8,292	5,685	8,017

Cash and cash equivalents at end of year	$10,884	$8,292	$5,685

Supplemental information:
Cash paid for interest	$15,471	$22,690	$22,822
Cash paid for income taxes – net of refunds	4,340	4,775	12,751
Assets (excluding cash) acquired through purchase of subsidiaries	—	8,282	43,225
Liabilities assumed through purchase of subsidiaries	—	5	38,288
Inventory returned to manufacturer	—	—	75,887

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended September 28, 2002,
September 29, 2001 and September 30, 2000

1. Organization and Significant Accounting Policies

Organization – Central Garden & Pet Company, a Delaware corporation, and subsidiaries (the “Company” or “Central”), is a leading marketer and producer of quality branded products for the pet and lawn and garden supplies markets.

Basis of Consolidation and Presentation – The consolidated financial statements include the accounts of the Company. The Company’s shares of the earnings of its minority interest in equity-method investees has been recorded under the caption “Other income.” All significant intercompany balances and transactions have been eliminated.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period including accounts receivable and inventory valuation and goodwill lives. Actual results could differ from those estimates.

Revenue Recognition – Sales are recorded, net of estimated returns, discounts and volume-based rebate incentives, when merchandise is shipped, title passes to the customer and the Company has no further obligations to provide services related to such merchandise. The Company’s current practice on product returns generally is to accept and credit the return of unopened cases of products from customers where the quantity is small, where the product has been misshipped or the product is defective. Sales also include amounts billed directly to customers related to shipping and handling.

Cost of goods sold and occupancy consist of costs to acquire or manufacture inventory, certain indirect purchasing, merchandise handling and storage costs, as well as allocations of certain facility costs, including rent, payroll, property taxes, security, utilities, insurance and maintenance.

Advertising Costs – The Company expenses the costs of advertising as incurred. Advertising expenses were $12.9 million, $14.9 million and $16.7 million in fiscal 2002, 2001 and 2000, respectively.

401(k) Plans – The Company sponsors several 401(k) plans which cover substantially all employees. Expenses recorded for the Company’s matching contributions under these plans were $553,000, $860,000 and $1,030,000 for fiscal years 2002, 2001 and 2000, respectively.

Other income in fiscal year 2002 includes $6 million of life insurance proceeds, partially offset by $2.8 million in charges related to the write-off of goodwill associated with an unsuccessful equity method investment. The remaining amounts in fiscal years 2002, 2001 and 2000 relate to earnings from equity method investments.

Income Taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred income taxes result primarily from bad debt allowances, inventory and goodwill write-downs, depreciation and nondeductible reserves.

Cash and cash equivalents include all highly liquid debt instruments purchased with a maturity of three months or less at the date of acquisition.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-lived assets – The Company reviews its long-lived assets for potential impairment based on a review of projected undiscounted cash flows associated with these assets. Long-lived assets are included in impairment evaluations when events and circumstances exist that indicate the carrying amount of those assets may not be recoverable. Measurement of impairment losses for long-lived assets that the Company expects to hold and use is based on the estimated fair value of the assets.

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

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. Prior to fiscal year 2002, the Company amortized goodwill on a straight-line basis over the periods benefited, ranging from 20 to 40 years. The Company adopted SFAS No. 142 effective September 30, 2001 (the beginning of fiscal year 2002). Upon adoption of SFAS No. 142, the Company stopped the amortization of goodwill, and will perform an annual assessment for potential impairment applying a fair-value based test (see Note 6).

Fair Value of Financial Instruments – At September 28, 2002 and September 29, 2001, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and non convertible debt approximates its fair value. The fair value of the Company’s convertible subordinated notes was $110.5 million and $97.2 million at September 28, 2002 and September 29, 2001, respectively, which was determined by comparison to quoted market prices.

Derivative Financial Instruments – The Company generally does not enter into derivative financial instruments. Prior to October 1, 2000, at which time the Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, subsidiaries of the Company had entered into interest rate swap agreements to hedge certain interest rate risks which were accounted for using the settlement basis of accounting. Premiums paid on such interest rate swap agreements were deferred and amortized to interest expense over the life of the underlying hedged instrument, or immediately if the underlying hedged instrument was settled. As interest rates change, the differential between the interest rate received and the interest rate paid under the interest rate swap arrangements was reflected in interest expense quarterly. As of October 1, 2000, the Company has accounted for any remaining interest rate swap agreements in accordance with the provisions of SFAS 133, as amended.

Purchase commitments – Seed production and purchase agreements obligate the Company to make future purchases based on estimated yields. These contracts vary in their terms, a portion of which have fixed prices or quantities. At September 28, 2002, estimated annual seed purchase commitments were $72.5 million for fiscal 2003, $30.7 million for fiscal 2004, $21.5 million for fiscal 2005, $16.1 million for fiscal 2006 and $3.7 million for fiscal 2007.

Comprehensive income– SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in its net assets, during the period from non-owner sources. The Company does not have any items of Other Comprehensive Income, as defined by SFAS No. 130, and thus Net Income is equal to Comprehensive Income.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Pronouncements – In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. Other intangible assets will continue to be amortized over their estimated useful lives. Amortization of goodwill, including goodwill recorded in prior business combinations, ceased upon the adoption of the standard, which the Company adopted for the fiscal year beginning September 30, 2001. As required by SFAS No. 142, the Company performed its transitional goodwill impairment analysis, and recorded a non-cash charge to write down goodwill in its Garden Products segment of $51.9 million ($42.1 million after tax) and in its Pet Products segment of $94.8 million ($70.1 million after tax). As of June 30, 2002, the Company performed its annual goodwill impairment analysis. Based on the results of that analysis, no additional reduction of goodwill was required during fiscal year 2002.

The following financial information is presented as if SFAS No. 142 was adopted at the beginning of fiscal year 2000:

	Fiscal Year Ended
	September 28, 2002	September 29, 2001	September 30, 2000
‘	(in thousands, except per share amounts)
Reported net loss	$(83,692)	$(7,143)	$(13,484)
Goodwill amortization – net of tax	—	9,006	8,430

Net income (loss), as adjusted	$(83,692)	$1,863	$(5,054)

Basic income (loss) per share:
Reported loss	$(4.50)	$(0.39)	$(0.72)
Goodwill amortization – net of tax	—	0.49	0.45

Basic income (loss) per share	$(4.50)	$0.10	$(0.27)

Diluted income (loss) per share:
Reported loss	$(3.44)	$(0.39)	$(0.72)
Goodwill amortization – net of tax	—	0.49	0.45

Diluted income (loss) per share	$(3.44)	$0.10	$(0.27)

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 will be effective for our fiscal year 2003. We are evaluating what impact, if any, this standard may have on the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Liabilities for discontinued operations will no longer include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for our fiscal year 2003, and are generally to be applied prospectively.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company will adopt the provisions of SFAS No. 146 for any restructuring activities initiated after September 28, 2002.

2.    Other Charges

Activity in fiscal 2002, 2001 and 2000 related to other charges was as follows (in millions):

	Cash		Non Cash
	Severance	Exit Related and Other	Asset Carrying Value Adjustments	Total
Reserve balance September 25, 1999	$0.4	$1.0	$0.0	$1.4
Fiscal 2000 other charges	1.1	8.2	17.9	27.2
Severance paid	(1.1)			(1.1)
Costs paid		(0.1)		(0.1)
Assets carrying value adjustments			(17.9)	(17.9)

Reserve balance September 30, 2000	0.4	9.1	0.0	9.5
Severance paid	(0.4)			(0.4)
Costs paid		(8.8)		(8.8)

Reserve balance September 29, 2001	0.0	0.3	0.0	0.3
Costs paid		(0.3)		(0.3)

Reserve balance September 28, 2002	$—	$—	$—	$—

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of September 29, 2001, reserve balances related to “Other Charges” recorded in fiscal 2000 represented amounts paid in fiscal 2002 for facility exit-related obligations and were included in the consolidated balance sheet within “accrued expenses”. The reserve balances were associated with the $9.3 million of “Other Charges” recorded in the year ended September 30, 2000 for severance and exit-related obligations. With respect to this amount severance of $1.1 million and the exit-related costs of $7.9 million were paid during fiscal years 2001 and 2000.

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

The Company initiated a plan for closure of three distribution centers as well as a workforce reduction which was expected to be completed by the end of the second quarter of fiscal 2000. Also included in the $2.7 million charge was $1.6 million related to such closures and workforce reductions in the former distribution segment. As part of this plan, the Company recorded a severance charge of $0.6 million for workforce reductions. The severance charge related to the termination of 113 employees, primarily in the sales force and distribution centers and associated back-office functions. Severance for 51 employees was paid during fiscal 1999. Also related to such closures, a charge of $0.4 million was recorded for other exit-related costs, consisting primarily of lease costs, property and other facility costs required to be paid subsequent to the termination of operations. In addition, $0.3 million was required to write off the carrying value of certain facility assets which were no longer to be used and were disposed of during the first half of fiscal 2000. $0.9 million of the $1.6 million of other charges related to these closures and workforce reductions recorded in September 1999 was included in accrued expenses as of September 25, 1999. These costs were paid primarily in fiscal 2000, with certain lease obligations paid in fiscal 2001.

The Company initiated a plan to dispose of a building and certain facility assets in the Garden Products segment which had not operated at the level of profitability required by the Company. Also included in the $2.7 million charge was $1.2 million required to reduce the $3.0 million carrying value of the building, which was being held for disposal during fiscal 2002, to its estimated net realizable value in accordance with SFAS No. 121. The charge was based on the comparison of the net carrying cost of this facility and assets compared with current market values, less costs to sell. The operations of this facility are included in the Company’s operations for fiscal 2002, and resulted in pretax earnings of approximately $0.2 million.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fiscal 2000

In September 2000, Central’s Pennington subsidiary acquired All-Glass Aquarium Co., Inc., a leading manufacturer and marketer of aquariums and related products, based in Franklin, Wisconsin and its Oceanic systems subsidiary in Dallas, Texas for approximately $10 million, which was recorded as a liability in the Consolidated Balance sheet as of September 30, 2000, and was subsequently paid during the three months ended December 30, 2000. The purchase price exceeded the fair value of net assets acquired by approximately $10 million, which was recorded as goodwill. The operations of this business have been included in the Company’s results of operations since October 1, 2000.

In March 2000, Central acquired the AMDRO® and IMAGE® consumer product lines from American Cyanamid, the agricultural products division of American Home Products Corporation for approximately $28 million. The purchase price exceeded the fair market value of net assets acquired by approximately $27 million, which was recorded as goodwill.

In March 2000, Central’s Norcal Pottery Products, Inc. subsidiary (“Norcal”) acquired White’s Pottery, L.P., an importer and distributor of terra cotta pottery products for approximately $2 million. The purchase price exceeded the fair market value of net assets acquired by approximately $1 million, which was recorded as goodwill.

In January 2000, Central’s Pennington subsidiary acquired Unicorn Laboratories. Unicorn serves the U.S. animal health and lawn and garden industries as a private label and branded manufacturer of lawn, garden and animal health chemical products for approximately $15 million. The purchase price exceeded the fair market value of net assets acquired by approximately $14 million, which was recorded as goodwill.

In January 2000, Central’s Pennington subsidiary acquired an equity stake in Cedar Works, a manufacturer of bird feeders for approximately $6 million. The purchase price exceeded the fair market value of net assets acquired by approximately $4 million, which was recorded as goodwill.

4. Concentration of Credit Risk and Significant Customers and Suppliers

Customer Concentration – Approximately 48%, 46% and 48% of the Company’s net sales for fiscal years 2002, 2001 and 2000, respectively, were derived from sales to the Company’s top ten customers. The Company’s largest customer accounted for approximately 20%, 21% and 25% of the Company’s net sales for fiscal years 2002, 2001 and 2000, respectively. The Company’s second largest customer accounted for approximately 7%, 7% and 5% of the Company’s net sales for fiscal years 2002, 2001 and 2000, respectively. The Company’s third largest customer accounted for approximately 6%, 6% and 5% of the Company’s net sales for fiscal years 2002, 2001 and 2000, respectively. The loss of, or significant adverse change in, the relationship between the Company and these

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

three customers could have a material adverse effect on the Company’s business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company’s inability to collect accounts receivable from any major customer could have a material adverse impact on the Company’s business and financial results. As of each of September 28, 2002 and September 29, 2001, accounts receivable from the Company’s top ten customers comprised 47% of the Company’s total accounts receivable, including 15% from the Company’s largest customer.

Supplier Concentration – While the Company purchases products from over 1,000 different manufacturers and suppliers, approximately 7%, 15% and 19% of the Company’s net sales in fiscal years 2002, 2001 and 2000, respectively, were derived from products purchased from the Company’s five largest suppliers. The Company believes that approximately 14% of the Company’s net sales during fiscal year 2000 were derived from sales of products purchased from Scotts. Scotts discontinued its distribution relationship with the Company as of September 30, 2000.

5. Allowance for Doubtful Accounts

The changes in the reserve for doubtful accounts are summarized below (in thousands):

		Additions
Description	Balances at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Asset Write-Offs	Balances at End of Period
Year ended September 30, 2000	$6,143	$3,572	$314	$1,979	$8,050
Year ended September 29, 2001	8,050	9,302	—	2,888	14,464
Year ended September 28, 2002	14,464	2,043	—	8,910	7,597

6. Goodwill

The changes in the carrying amount of goodwill for the years ended September 28, 2002 and September 29, 2001 are as follows (in thousands):

	Garden Products Segment (1)	Pet Products Segment (1)	Corporate	Total
Balance as of September 30, 2000	$162,419	$216,975	$2,900	$382,294
Amortization recorded	(5,094)	(6,115)	(150)	(11,359)
Adjustments recorded	—	1,052	—	1,052

Balance as of September 29, 2001	157,325	211,912	2,750	371,987
Impairment loss resulting from the cumulative effect of accounting change	(51,935)	(94,813)	—	(146,748)
Impairment losses	—	—	(2,750)	(2,750)

Balance as of September 28, 2002	$105,390	$117,099	$—	$222,489

(1)	Goodwill balances and goodwill amortization have been included in Corporate for segment reporting purposes in Note 15.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill balances within the Garden Products and Pet Products segments were tested for impairment as of September 30, 2001, the date the Company adopted SFAS 142. As discussed in Note 1, the Company recorded an impairment charge of $146.7 million to write down goodwill upon adoption of the SFAS No. 142. The Company also performed its annual goodwill impairment analysis within the Garden Products and Pet Products segments on the first day of the Company’s fiscal 2002 fourth quarter, using a valuation model based on estimated future operating results and cash flows. This analysis indicated that no additional adjustments were required to the remaining goodwill balances. The impairment loss of $2,750,000 recorded in fiscal year 2002 was related to the write-off of goodwill associated with an equity method investment unrelated to adoption of SFAS No. 142.

7. Notes Payable

In July 2002, the Company extended its primary credit facility with Congress Financial Corporation for two years expiring on July 12, 2004. The extended credit facility provides the Company and certain of its subsidiaries with an aggregate revolving loan commitment of up to $125.0 million, with availability fluctuating based upon the value of assets eligible for inclusion in the borrowing base under the terms of the credit facility. Due to lower borrowing requirements, the Company reduced the size of the facility from $200.0 million to $125.0 million. At September 28, 2002 and September 29, 2001, balances of $34.0 million and $83.1 million, respectively, were outstanding under this agreement, bearing interest at a rate based on LIBOR plus 2% (3.8% at September 28, 2002 and 4.7% at September 29, 2001) or the prime rate, at the Company’s option. The Company may elect that all or a portion of the credit facility bear interest at a rate equal to: (i) the LIBOR rate for one, two or three months plus 2.00%, or (ii) the prime rate. Beginning with the first reporting period following the September 2002 fiscal year end, the LIBOR margin fluctuates from 1.75% to 3.00%, determined quarterly based on EBITDA for the most recent trailing twelve month period. The remaining available borrowing capacity at September 28, 2002 and September 29, 2001 was $50.8 million and $16.8 million, respectively. This line is secured by a significant amount of the Company’s assets, contains certain financial covenants requiring maintenance of minimum levels of tangible net worth, EBITDA and working capital, places a ceiling on the Company’s treasury stock purchases and does not allow the Company to pay dividends. The line also requires the lender’s prior written consent to any material acquisition of a business.

The Company also has available through its Pennington subsidiary a $95 million line of credit as of September 28, 2002, which increased from $85 million in fiscal 2001 and expires on September 30, 2003. As of September 28, 2002 and September 29, 2001, the Company had $26.0 million and $31.6 million, respectively, of borrowings under this line of credit facility. The remaining available borrowing capacity at September 28, 2002 and September 29, 2001 was $52.3 million and $53.4 million, respectively. Interest related to this line is based on a rate either equal to LIBOR plus 1.375% or the prime rate, at the Company’s option. The line of credit contains certain restrictive financial covenants, requiring maintenance of minimum levels of interest coverage, cash flow coverage and net worth and maximum funded debt to EBITDA. The line also does not allow the payment of dividends.

The Company also has available through its All-Glass Aquarium subsidiary a $10 million line of credit, which expires on September 30, 2005. As of September 28, 2002 and September 29, 2001, the Company had $0.0 and $4.6 million of borrowings under this line of credit facility, respectively. The remaining available borrowing capacity at September 28, 2002 and September 29, 2001 was $10.0 million and $5.4 million, respectively. Interest related to this line is based on a rate equal to the prime rate less 0.5% or LIBOR plus a margin (2.0% at September 28, 2002) which fluctuates from 1.25% to 2.38%, determined quarterly based on EBITDA for the most recent trailing twelve month period. The line of credit is secured by a General Business Security Agreement and contains certain restrictive financial covenants, requiring maintenance of minimum levels of net worth and debt service coverage and maximum funded debt to EBITDA. The line also does not allow the payment of dividends.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Long-Term Debt

Long-term debt consists of the following:

	September 28, 2002	September 29, 2001
	(in thousands)
Convertible subordinated notes, interest at 6% payable semi-annually, principal due November 15, 2003; convertible at the option of the holder into shares of common stock of the Company, at any time prior to redemption or maturity, at a conversion price of $28.00 per share (equal to a conversion rate of 35.7143 shares per $1,000 principal amount of notes)	$115,000	$115,000
Promissory note, interest at 7% with annual principal and interest payments of $5,550,289 through 2004	10,035	14,566
Note payable to bank, interest at floating rates; payable in monthly principal payments of $60,000 plus interest with unpaid balance due September 30, 2005	13,050	13,775
Industrial development revenue bonds due in semi-annual sinking fund installments of $140,000 beginning September 1, 2003 for 15 years; bearing interest at floating rates (2% at September 28, 2002), secured by letter of credit collateralized by plant and equipment	4,390	4,390
Note payable to bank, interest at floating rates; payable in monthly principal payments of $58,000 plus interest with unpaid balance due September 30, 2005	2,100	2,800
Industrial development revenue bonds due in annual sinking fund installments of $305,000 to $310,000 through July 2010, bearing interest at floating rates, secured by an unconditional letter of credit	2,475	2,780
Mortgage note payable to bank, interest based on a formula (3.3% at September 28, 2002), principal and interest due in monthly installments through March 2012	1,418	1,520
Industrial development revenue bonds due in annual sinking fund installments of $300,000 through December 2005, bearing interest at floating rates, secured by an unconditional letter of credit	1,200	1,500
Mortgage note payable to bank, interest at 6.75%; payable in monthly principal and interest installments of $11,573 with unpaid balance due April 2007	1,279	—
Industrial development revenue bonds due in annual sinking fund installments ranging from $130,000 to $195,000 through July 2005, bearing interest at floating rates, secured by an unconditional letter of credit	520	715
Mortgage note payable to bank, interest based on a formula (3.3% at September 28, 2002), principal and interest due in monthly installments through December 2019	943	969
Industrial development revenue bonds due in quarterly sinking fund installments of $35,000, final principal installment due March 2004, bearing interest at floating rates, secured by an unconditional letter of credit	210	350
Other notes payable	304	310

Total	152,924	158,675
Less current portion of long-term debt	7,593	7,052

Total	$145,331	$151,623

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principal repayments on long-term debt are scheduled as follows:

(in thousands)
Fiscal year:
2003	$7,593
2004	123,011
2005	13,575
2006	1,136
2007	1,828
Thereafter	5,781

Total	$152,924

9. Commitments and Contingencies

The Company has operating lease agreements principally for office and warehouse facilities and equipment. Such leases have remaining terms of 1 to 8 years. Rental expense was $18.8 million, $19.9 million and $23.4 million for fiscal years 2002, 2001 and 2000, respectively.

Certain facility leases have renewal options and provide for additional rent based upon increases in the Consumer Price Index.

Aggregate minimum annual payments on non-cancelable operating leases at September 28, 2002 are as follows:

(in thousands)
Fiscal year:
2003	$17,216
2004	13,153
2005	9,568
2006	5,349
2007	2,618
Thereafter	5,760

Total	$53,664

The Solaris Agreement – The Company entered into an agreement effective October 1, 1995 with The Solaris Group (“Solaris”), a strategic business unit of Monsanto Company (subsequently renamed Pharmacia Corporation), the manufacturer of Ortho®, Round-up® and Green Sweep® lawn and garden products (the “Solaris Agreement”). Under the Solaris Agreement, which had a four year term, the Company, in addition to serving as the master agent and master distributor of Solaris products, provided a wide range of value-added services including logistics, order processing and fulfillment, inventory distribution and merchandising. However, Solaris continued to negotiate its sales prices directly with its direct sales accounts. The Solaris Agreement provided for the Company to be reimbursed for costs incurred in connection with services provided to Solaris’ direct sales accounts and to receive payments based on the growth of sales of Solaris products. The Company was also entitled to share with Solaris in the economic benefits of certain cost reductions, to the extent achieved.

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

Scotts Litigation. On June 30, 2000, The Scotts Company filed suit against Central to collect the purchase price of certain lawn and garden products previously sold to Central. Scotts filed an amended complaint seeking $23 million for such products. Central withheld payments to Scotts on the basis of claims it has against Scotts – including amounts due for services and goods previously supplied by Central and not yet paid for by Scotts. This action, The Scotts Company v. Central Garden & Pet Company, Docket No. C2 00-755, is in the United States District Court for the Southern District of Ohio, Eastern Division. Central filed its answer and a counter complaint asserting various claims for breaches of contracts. Scotts filed a motion to dismiss certain of Central’s claims. On January 11, 2002, the court granted Scotts’ motion as to Central’s claim for breach of oral contract and promissory estoppel and denied the motion as to Central’s claim for fraud. Scotts subsequently filed a motion for summary adjudication of Central’s fraud claim. The court granted Scotts’ motion.

In early April 2002, the court granted Central’s motion for leave to file a further amended counter-complaint asserting an additional claim for breach of oral contract arising from certain credits promised by Scotts in the amount of approximately $4.0 million owed by subagents. This claim was severed from the rest of the case. In April 2002, trial occurred on the claims and counterclaims of the parties (excluding the oral contract claim recently added to the case). The jury found in favor of Scotts on its breach of contract claim and in favor of Central on its breach of contract counterclaims for non-payment of fees and shipments of product. The net verdict was in favor of Scotts in the amount of $10.425 million which had previously been recorded as an obligation by the Company. Prior to the jury verdict, the district court had dismissed Scotts’ claim for breach of fiduciary duty and a portion of Central’s claim for breach of contract. On May 30, 2002, Scotts filed a motion seeking $7.9 million in prejudgment interest and $1.7 million in attorneys’ fees as well as recovery of unspecified costs. Scotts also asked the Court to set aside $750,000 of the jury verdict amount awarded to Central. Central has filed a motion seeking a new trial on inventory return claims involving approximately $10.0 million that the Court had decided against Central as a matter of law during the trial. Central has opposed Scotts’ motion and seeks an offset amount of prejudgment interest on its claims such that the net prejudgment interest owed to Scotts would be approximately $500,000. No hearing date has been set for these motions. No trial has been scheduled on Central’s remaining claim for breach of oral contract regarding subagents.

On July 7, 2000, Central filed suit against Scotts and Pharmacia Corporation (formerly know as Monsanto Company) seeking damages and injunctive relief as well as restitution for, among other things, breach of contract and violations of the antitrust laws. This action, Central Garden & Pet Company, a Delaware Corporation v. The Scotts Company, an Ohio corporation; and Pharmacia Corporation, formerly known as Monsanto Company, a Delaware corporation, Docket No. C 00 2465, is in the United States District Court for the Northern District of California. On October 26, 2000, the federal district court issued an order denying, for the most part, Pharmacia’s motion to dismiss Central’s federal antitrust claims. Central was given leave to file an amended federal complaint to clarify certain of its allegations. Central filed a first amended complaint on November 14, 2000. The federal district court’s October 26 order also ruled that it did not have jurisdiction over Central’s state law claims and that such claims should be adjudicated in a state court. On October 31, 2000, Central filed an action entitled Central Garden & Pet Company v. The Scotts Company and Pharmacia Corporation, Docket No. C00-04586 in Contra Costa Superior Court asserting various state law claims, including the claims previously asserted in the federal action. The state court subsequently stayed this action. Pursuant to a settlement reached with Pharmacia, Central and Pharmacia agreed that all claims and disputes arising from the alliance agreements and all antitrust claims against Pharmacia

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and Monsanto would be resolved, and the federal action has been dismissed as to Pharmacia and Monsanto. In April 2002, Scotts and Central filed cross-motions in the federal action for summary judgment on the antitrust claims. In May 2002, Scotts also filed a motion for summary judgment in the federal action based on res judicata. The court granted the res judicata motion, did not rule on the antitrust motions, and vacated the trial date. Central is appealing the judgment entered pursuant to the court’s order.

Central believes that the reconciliation of all accounts and claims in the above cases will in the aggregate, not result in additional charges to Central. Further, Central believes it continues to have claims and rights of offset against Scotts and intends to continue to vigorously pursue its claims, including pursuit of post-trial remedies in connection with the suit filed by Scotts. However, there can be no assurance that the resolution of this litigation will not have a material adverse effect on Central’s results of operations, financial position and/or cash flows.

TFH Litigation. In December 1997, Central acquired all of the stock of TFH Publications, Inc. (“TFH”). In connection with the transaction, Central made a $10 million loan to the sellers, which was evidenced by a Promissory Note. In September 1998, the prior owners of TFH brought suit against Central and certain executives of Central for damages and relief from their obligations under the Promissory Note, alleging, among other things, that Central’s failure to properly supervise the TFH management team had jeopardized their prospects of achieving certain earnouts. Central believes that these allegations are without merit. Central counterclaimed against the prior owners for enforcement of the Promissory Note, rescission and/or damages and other relief, alleging, among other things, fraud, misrepresentation and breach of fiduciary duty by the prior owners of TFH. These actions, Herbert R. Axelrod and Evelyn Axelrod v. Central Garden & Pet Company; Glen S. Axelrod; Gary Hersch; William E. Brown; Robert B. Jones; Glen Novotny; and Neill Hines, Docket No. MON-L-5100-99, and TFH Publications, Inc. v. Herbert Axelrod et al., Docket No. L-2127-99 (consolidated cases), are in the New Jersey Superior Court. The case is currently in pretrial discovery and is scheduled for trial in March 2003.

During the course of discovery in this action, Central has become aware of certain information which shows that prior to the acquisition of TFH by Central, certain records of TFH were prepared in an inaccurate manner which, among other things, resulted in underpayment of taxes by certain individuals. Those individuals could be liable for back taxes, interest, and penalties. In addition, even though all of the events occurred prior to the acquisition of TFH by Central, there is a possibility that TFH could be liable for penalties for events which occurred under prior management. Central believes that TFH has strong defenses available to the assertion of any penalties against TFH. Central cannot predict whether TFH will be required to pay any such penalties. In the event that TFH were required to pay penalties, Central would seek compensation from the prior owners.

In March 2001, the prior owners of TFH also brought a separate action in federal court seeking to enforce what they alleged was an “arbitration award” made by an accountant concerning the closing balance sheet of TFH. The prior owners contended that the decisions by the accountant concerning the closing balance sheet entitled them to additional monies under the purchase price provisions of the Stock Purchase Agreement. The federal court held that the accountant did not make any monetary award. The federal court entered a judgment enforcing the decisions made by the accountant concerning the closing balance sheet of TFH, but the court did not, and refused to, enter a monetary award. See Evelyn M. Axelrod, et al. v. Central Garden & Pet Company, Civil Action No. 01-1262 (MLC) U.S.D.C. of New Jersey. The prior owners have argued in the consolidated civil actions pending in the New Jersey Superior Court that the judgment by the federal court entitles them to additional monies under the purchase price provision of the Stock Purchase Agreement. The New Jersey Superior Court has stated that it will not, at this time, enter a monetary award, but that it, like the federal court, will confirm the decisions made by the accountant concerning the closing balance sheet of TFH. Central believes that it has defenses to the claims by the prior owner for additional monies under the purchase price provisions of the Stock Purchase Agreement, and that the prior owners’ claims are subject to or will be offset by Central’s claims against the prior owners.

Central does not believe that the outcome of the above TFH matters will have a material adverse impact on its operations, financial position, or cash flows.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Phoenix Fire. On August 2, 2000, a fire destroyed Central’s leased warehouse space in Phoenix, Arizona, and an adjoining warehouse space leased by a third party. On July 31, 2001, the adjoining warehouse tenant filed a lawsuit against Central and other parties in the Superior Court of Arizona, Maricopa County, seeking to recover $47 million for property damage from the fire. See Cardinal Health Inc., et al. v. Central Garden & Pet Company, et al., Civil Case No. CV2001-013152. Local residents have also filed a purported class action lawsuit alleging claims for bodily injury and property damage as a result of the fire. The building owner and several nearby businesses have also now filed lawsuits for property damage and business interruption, which we expect to be consolidated with the tenant and local resident lawsuits. Each of these lawsuits is currently pending in the Superior Court of Arizona, Maricopa County. The Arizona Department of Environmental Quality, after monitoring the cleanup operations and asking Central, the building owner and the adjoining warehouse tenant to assess whether the fire and fire suppression efforts may have caused environmental impacts to soil, groundwater and/or surface water, has now issued a letter stating that Central need take no further action at the site with respect to environmental issues. In early 2001, the EPA requested information relating to the fire. On July 17, 2002, the EPA informed Central that it intended to file a civil administrative complaint seeking penalties of up to $350,000 for certain alleged post-fire reporting violations. Central has responded to those allegations and believes them to be without merit. The overall amount of the damages to all parties caused by the fire, and the overall amount of damages which Central may sustain as a result of the fire, have not been quantified. At the time of the fire, Central maintained property insurance covering losses to the leased premises, Central’s inventory and equipment, and loss of business income. Central also maintained insurance providing $51 million of coverage (with no deductible) against third party liability. Central believes that this insurance coverage will be available with respect to third party claims against Central if parties other than Central are not found responsible. The precise amount of the damages sustained in the fire, the ultimate determination of the parties responsible and the availability of insurance coverage are likely to depend on the outcome of complex litigation, involving numerous claimants, defendants and insurance companies.

10. Income Taxes

The provision (benefit) for income taxes consists of the following:

	Fiscal Year Ended
	September 28, 2002	September 29, 2001	September 30, 2000
		(in thousands)
Current:
Federal	$5,636	$(9,151)	$9,544
State	1,079	(1,347)	2,009

Total	6,715	(10,498)	11,553
Deferred	(26,065)	10,251	(7,500)

Total	$(19,350)	$(247)	$4,053

Included in the $19.4 million benefit recorded in fiscal 2002 is a benefit of $34.5 million related to the cumulative effect of accounting change recorded during the fiscal year.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	September 28, 2002	September 29, 2001	September 30, 2000
Statutory rate	35%	35%	35%
State income taxes, net of federal benefit	2.0	0.6	(4.7)
Nondeductible expenses, primarily goodwill	(18.1)	(29.7)	(73.0)
Other	(0.1)	(2.6)	(0.3)

Effective tax rate	18.8%	3.3%	(43.0)%

Deferred income taxes reflect the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	September 28, 2002		September 29, 2001
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Current:	(in thousands)
Allowance for doubtful accounts receivable	$1,873		$4,364
Inventory write-downs	4,044		5,906
Prepaid expenses		$2,058		$1,942
Nondeductible reserves	3,147		1,548
State taxes		1,657		1,616
Other	71		565

Current	9,135	3,715	12,383	3,558
Noncurrent:
Depreciation and amortization	13,027			15,927
Joint venture income		584		416
Net operating loss			213
Other	1,387		490

Noncurrent	14,414	584	703	16,343

Total	$23,549	$4,299	$13,086	$19,901

11. Shareholders’ Equity

At September 28, 2002, there were 80,000,000 shares of common stock ($0.01 par value) authorized, of which 17,265,948 were outstanding.

At September 28, 2002, there were 3,000,000 shares of Class B stock ($0.01 par value) authorized, of which 1,655,462 were outstanding. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and the holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B stock have certain conversion rights and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 28, 2002, there were 1,000,000 shares of preferred stock ($0.01 par value) authorized, of which none were outstanding.

In August 1998, the Company’s Board of Directors authorized a program for the Company to repurchase up to $25 million of common shares. In several subsequent authorizations, the Company’s Board of Directors increased such authorization up to $155 million of common shares as of December 1, 1999. As of September 30, 2000, the Company had repurchased approximately 13.7 million shares of its common stock for an aggregate price of approximately $143.8 million under this program. There have been no repurchases since September 30, 2000.

From 1997 until 2001, the Company maintained an employee discount stock purchase plan for eligible employees. Under such plan, participants could use up to 15% of their annual compensation up to certain dollar limitations, whichever was higher, to purchase, through payroll deductions, the Company’s common stock at the end of six-month periods ending June 30 and December 31 of each plan year for 85% of the lower of the beginning or ending stock price for the applicable six-month period of each plan year. The remaining shares authorized under the plan were issued to employees during 2001. The Company does not currently expect to authorize additional shares under the plan.

In 1993, the Company adopted the Omnibus Equity Incentive Plan (the “Plan”) which, through September 28, 2002, has provided for the grant of options to key employees and consultants of the Company for the purchase of up to an aggregate of 4.8 million shares of common stock of the Company. The Plan is administered by the Compensation Committee of the Board of Directors, comprised of independent directors only, who determine individual awards to be granted, vesting and exercise of share conditions.

In 1996, the Company adopted the Nonemployee Director Stock Option Plan (the “Director Plan”) which provides for the grant of options to nonemployee directors of the Company. In June 2001, the Board of Directors of the Company amended the Director Plan, to increase the number of shares authorized for issuance under the Director Plan to 200,000 shares and to revise the annual awards to provide for an option to purchase $100,000 of the Company’s common stock and a restricted stock grant for $10,000 of the Company’s common stock. In June 2001, the Board granted each nonemployee director an option to purchase 7,000 shares of the Company’s common stock and a restricted stock grant for 1,000 shares of common stock outside the Director Plan. In August 2002, the Board granted a new nonemployee director an option to purchase 3,709 shares of the Company’s common stock and a restricted stock grant for 371 shares of common stock outside the Director Plan.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option activity under the Plan, Director Plan and to nonemployee directors outside the Director Plan is as follows:

	Number of Options	Weighted Average Exercise Price
Balance at September 25, 1999	2,909,995	$14.35
Granted (weighted average fair value of $3.90)	493,170	8.21
Exercised	(48,617)	4.86
Cancelled	(194,600)	14.14

Balance at September 30, 2000	3,159,948	13.55
Granted (weighted average fair value of $2.95)	576,750	6.85
Exercised	(40,939)	2.75
Cancelled	(801,200)	13.15

Balance at September 29, 2001	2,894,559	12.48
Granted (weighted average fair value of $3.54)	1,179,488	8.78
Exercised	(462,621)	11.22
Cancelled	(783,260)	14.19

Balance at September 28, 2002	2,828,166	10.66

Exercisable at September 30, 2000	836,579	15.20

Exercisable at September 29, 2001	1,391,644	15.03

Exercisable at September 28, 2002	996,821	14.25

Options Outstanding September 28, 2002				Options Exercisable September 28, 2002
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 1.30 – $ 4.99	24,377	2.2	$1.30	24,377	$1.30
5.00 – 9.99	1,734,832	2.3	7.51	298,337	8.19
10.00 – 14.99	572,009	3.9	13.13	234,300	13.36
15.00 – 19.99	189,474	1.3	15.94	138,333	15.97
20.00 – 24.99	300,000	0.2	21.13	300,000	21.13
25.00 – 33.94	7,474	1.4	30.78	1,474	33.94

$ 1.30 – $33.94	2,828,166	2.3	$10.66	996,821	$14.25

Additional Stock Plan Information – The Company continues to account for its employee stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations.

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net earnings and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1997. These calculations require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of four years from date of grant;

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock volatility, 52% in fiscal 2002, 55% in fiscal 2001 and 57% in fiscal 2000; risk free interest rates, 3.09% in fiscal 2002, 3.98% in fiscal 2001 and 5.29% in fiscal 2000; and no dividends during the expected term.

The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1998 through 2002 awards had been amortized to expense in the consolidated financial statements over the vesting period of the awards, pro forma net earnings would have been as follows:

	Fiscal Year Ended
	September 28, 2002	September 29, 2001	September 30, 2000
As reported:
Net loss (in thousands)	$(83,692)	$(7,143)	$(13,484)
Net loss per common equivalent share:
Basic	$(4.50)	$(0.39)	$(0.72)
Diluted	$(3.44)	$(0.39)	$(0.72)
Pro forma:
Net loss (in thousands)	$(86,355)	$(10,987)	$(17,738)
Net loss per common equivalent share:
Basic	$(4.65)	$(0.60)	$(0.94)
Diluted	$(3.56)	$(0.60)	$(0.94)

12. Earnings Per-Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per-share (EPS) computations:

	Fiscal Year Ended September 28, 2002			Fiscal Year Ended September 29, 2001			Fiscal Year Ended September 30, 2000
	Loss	Shares	Per Share	Loss	Shares	Per Share	Loss	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net loss available to common shareholders	$(83,692)	18,581	$(4.50)	$(7,143)	18,402	$(0.39)	$(13,484)	18,786	$(0.72)
Effect of dilutive securities:
Options to purchase common stock	—	321
Convertible notes	4,470	4,107
Diluted EPS:

Net loss attributed to common shareholders	$(79,222)	23,009	$(3.44)	$(7,143)	18,402	$(0.39)	$(13,484)	18,786	$(0.72)

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares from the assumed conversion of the Company’s convertible securities and exercise of certain options to purchase common stock were not included in the computation of diluted EPS for fiscal 2001 or 2000 as the impact would have been anti-dilutive. Although the assumed conversion of such items was anti-dilutive during fiscal 2002, 4,107,143 of the Company’s convertible securities were included in the computation of diluted EPS as required by SFAS No. 128, “Earnings Per Share,” which requires net income before the cumulative effect of accounting change to be used for measurement purposes of dilution.

Options to purchase 2,828,166 shares of common stock at prices ranging from $1.30 to $33.94 per share were outstanding at September 28, 2002. Of these shares, 848,803 were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive. Options to purchase 2,894,559 and 3,159,948 shares of common stock at prices ranging from $1.30 to $33.94 per share were outstanding at September 29, 2001 and September 30, 2000, respectively, but were not included in the computation of diluted earnings per share because the assumed exercise would have been anti-dilutive in each period.

13. Quarterly Financial Data – unaudited (dollars and shares in thousands)

	Fiscal 2002
	1[s]t Quarter	2nd Quarter	3rd Quarter	4th Quarter
Sales	$210,659	$290,693	$335,609	$240,819
Gross profit	61,502	90,900	100,978	66,963
Net income (loss) before cumulative effect of accounting change	(1,509)	10,936	18,367	751
Net income (loss)	(113,746)	10,936	18,367	751
Net income (loss) per common equivalent share before cumulative effect of accounting change:
Basic	$(0.08)	$0.59	$0.99	$0.04
Diluted	$(0.08)	$0.53	$0.84	$0.04
Net income (loss) per common equivalent share:
Basic	$(6.17)	$0.59	$0.99	$0.04
Diluted	$(6.17)	$0.53	$0.84	$0.04
Weighted average common equivalent shares outstanding:
Basic	18,446	18,469	18,579	18,820
Diluted	18,446	22,734	23,200	19,141

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal 2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Sales	$212,058	$322,807	$341,866	$246,268
Gross profit	58,719	91,569	97,108	64,417
Net income (loss)	(4,413)	2,806	8,153	(13,689)
Net income (loss) per common equivalent share:
Basic	$(0.24)	$0.15	$0.44	$(0.74)
Diluted	$(0.24)	$0.15	$0.40	$(0.74)
Weighted average common equivalent shares outstanding:
Basic	18,334	18,405	18,433	18,443
Diluted	18,334	18,465	22,598	18,443

14. Transactions with Related Parties

During fiscal 2002, 2001 and 2000, subsidiaries of the Company purchased $2.5 million, $2.1 million and $1.9 million, respectively, of products from Bio Plus, Inc., a company that produces granular peanut hulls. As of September 28, 2002 and September 29, 2001, the Company owed Bio Plus, Inc. $78,053 and $20,721, respectively, for such purchases. Such amounts were included in accounts payable as of that date. A director and executive officer of the Company is a minority shareholder and a director of Bio Plus, Inc.

15. Business Segment Data

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

Management has determined that the reportable segments of the Company are Pet Products and Garden Products based on the level at which the chief operating decision making group reviews the results of operations to make decisions regarding performance assessment and resource allocation.

The Pet Products segment consists of Four Paws Products, TFH Publications, Wellmark, Kaytee, Island Aquarium and All-Glass Aquarium. These companies are engaged in the manufacturing, delivery and sale of pet supplies, books and food principally to independent pet distributors and retailers, national specialty pet stores, mass merchants and bookstores. The Pet Products segment is also a distributor of pet supply products. This segment also operates distribution centers in various states. Their products are sold to independent retailers, national retail chains, grocery stores and mass merchants.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Garden Products segment consists of Pennington Seed, Matthews Four Seasons, Grant’s, Norcal Pottery, AMBRANDS and Lilly Miller. Products manufactured or designed and sourced are products found typically in the lawn and garden sections of mass merchandisers, warehouse-type clubs, home improvement centers and nurseries and include grass seed, bird seed, clay pottery, outdoor wooden planters and trellises, ant control and animal repellents. These products are sold directly to retailers and to distributors. The Garden Products segment is also a distributor of lawn and garden products. This segment also operates distribution centers in various states. Their products are sold to independent retailers, national retail chains, grocery stores and mass merchants.

The Corporate division includes expenses associated with corporate functions and projects, certain employee benefits and nonoperating items such as interest income, interest expense, goodwill amortization and impairments, intersegment eliminations, and net other charges of $27.2 million associated with Garden Products for fiscal 2000.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to the Company’s business segments for each of the three most recent fiscal years is presented in the table below.

	2002	2001	2000
		(in thousands)
Net sales:
Pet Products	$471,077	$476,013	$460,766
Garden Products	606,703	646,986	890,112

Total net sales	$1,077,780	$1,122,999	$1,350,878

Income (loss) from operations before other charges:
Pet Products	$43,386	$34,846	$32,305
Garden Products	37,257	12,667	31,393
Corporate, eliminations and all other	(27,879)	(33,451)	(24,598)

Total income from operations before other charges	52,764	14,062	39,100
Other charges	—	—	(27,156)
Interest expense	(14,745)	(23,247)	(23,140)
Interest income	137	164	589
Other income	5,548	1,631	1,176
Income taxes	(15,159)	247	(4,053)

Income (loss) before cumulative effect of accounting change	28,545	(7,143)	(13,484)
Cumulative effect of accounting change, net of tax	(112,237)	—	—

Net loss	$(83,692)	$(7,143)	$(13,484)

Assets:
Pet Products	$201,051	$221,976	$246,978
Garden Products	254,903	289,702	303,234
Corporate, eliminations and all other	276,003	404,948	395,099

Total assets	$731,957	$916,626	$945,311

Depreciation and amortization:
Pet Products	$11,589	$10,758	$8,002
Garden Products	5,456	6,185	6,410
Corporate	571	11,419	11,623

Total depreciation and amortization	$17,616	$28,362	$26,035

Expenditures for long-lived assets
Pet Products	$7,043	$7,206	$8,246
Garden Products	2,462	5,111	6,261
Corporate	1,402	1,571	2,156

Total expenditures for long-lived assets	$10,907	$13,888	$16,663

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” See also Item 1 above.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders under the caption “Ownership of Management and Principal Stockholders.”

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders under the captions “Compensation Committee Interlocks and Insider Participation” and “Transactions with the Company.”

PART IV

Item 14. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days before the filing date of this annual report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements of Central Garden & Pet Company are included in Part II, Item 8:

Independent Auditors’ Report

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(2)  Exhibits:

See attached Exhibit Index.

(b)	The Company filed the following reports on Form 8-K during the fourth quarter of fiscal 2002:

(1) Form 8-K filed July 12, 2002 relating to the extension of the company’s primary credit facility through July 2002; and

(2) Form 8-K filed September 25, 2002 relating to the establishment of a Rule 10b5-1 sales plan by Brooks M. Pennington, a director of the company and the President of Pennington Seed, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 12, 2002
CENTRAL GARDEN & PET COMPANY

By	/s/ WILLIAM E. BROWN
William E. Brown Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ WILLIAM E. BROWN William E. Brown	Chairman and Chief Executive Officer (Principal Executive Officer)	December 12, 2002

/s/ STUART W. BOOTH Stuart W. Booth	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 12, 2002

/s/ JOHN B. BALOUSEK John B. Balousek	Director	December 12, 2002

/s/ DAVID N. CHICHESTER David N. Chichester	Director	December 12, 2002

/s/ LEE D. HINES, JR. Lee D. Hines, Jr.	Director	December 12, 2002

/s/ DANIEL P. HOGAN, JR. Daniel P. Hogan, Jr.	Director	December 12, 2002

/s/ GLENN W. NOVOTNY Glenn W. Novotny	Director	December 12, 2002

/s/ BROOKS M. PENNINGTON, III Brooks M. Pennington, III	Director	December 12, 2002

/s/ BRUCE A. WESTPHAL Bruce A. Westphal	Director	December 12, 2002

I,	William E. Brown, certify that:

1.	I have reviewed this annual report on Form 10-K of Central Garden & Pet Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002

/s/ WILLIAM E. BROWN
William E. Brown Chief Executive Officer (Principal Executive Officer)

I,	Stuart W. Booth, certify that:

1.	I have reviewed this annual report on Form 10-K of Central Garden & Pet Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002

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

10.1	Form of Indemnification Agreement between Registrant and Executive Officers and Directors (Incorporated by reference from Exhibit 10.18 to Registration Statement No. 33-48070).

10.2
Second Amended and Restated Loan and Security Agreement by and among Congress Financial Corporation (Western) and Central Garden & Pet Company and subsidiaries, dated December 12, 2000 (Incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2000).

10.3	Amendment No. 1 to Loan and Security Agreement by and among Congress Financial Corporation (Western) and Central Garden & Pet Company and subsidiaries, dated July 12, 2002.

10.4
Stock Purchase Agreement dated as of December 5, 1997 among the Company and the shareholders of T.F.H. Publications, Inc. (Incorporated by reference from Exhibit 1.2 to the Company’s Report on Form 8-K/A dated December 18, 1997)

10.5	1993 Omnibus Equity Incentive Plan, as amended (Incorporated by reference from Exhibits 4.1 to the Company’s Registration Statements Nos. 33-7236, 33-89216, 333-1238 and 333-41931).

10.6	Nonemployee Director Equity Incentive Plan, as amended June 8, 2001 (Incorporated by reference from Exhibit 10.12 to the Company’s Form 10-K/A for the fiscal year ended September 29, 2001).

10.7
Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III (Incorporated by reference from Exhibit 10.20 to the Company’s Form 10-K/A for the fiscal year ended September 26, 1998).

12	Statement re Computation of Ratios of Earnings to Fixed Charges.

21	List of Subsidiaries.

23	Independent Auditors’ Consent.

99.1	Certification of Chief Executive Officer.

99.2	Certification of Chief Financial Officer.