Form 10-Q
period 2002-12-28
CENTRAL GARDEN & PET COMPANY
filed 2003-02-04
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of January 16, 2003	17,528,994
Class B Stock Outstanding as of January 16, 2003	1,655,462

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

This quarterly report contains “forward-looking” statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed below, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2002, and from time to time in our filings with the Securities and Exchange Commission. These risks and uncertainties include the final resolution of all pending litigation between the Company and The Scotts Company; the success of and the costs associated with the realignment of the Company’s lawn and garden distribution operations; any liabilities to which the Company may become subject as a result of the August 2, 2000 fire at its Phoenix distribution center; and the impact of any other outstanding or potential litigation.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)
(unaudited)

	September 28, 2002	December 28, 2002
ASSETS

Current assets:
Cash & cash equivalents	$10,884	$14,790
Accounts receivable (less allowance for doubtful accounts of $7,597 and $7,248)	130,984	105,843
Inventories	193,159	224,889
Prepaid expenses and other assets	26,096	19,115

Total current assets	361,123	364,637
Land, buildings, improvements and equipment—net	100,864	99,060
Goodwill	222,489	222,489
Deferred income taxes and other assets	47,481	46,791

Total	$731,957	$732,977

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Notes payable	$59,975	$64,649
Accounts payable	96,796	95,776
Accrued expenses	42,742	39,392
Current portion of long-term debt	7,593	122,593

Total current liabilities	207,106	322,410
Long-term debt	145,331	29,592
Other long-term obligations	2,012	2,059
Shareholders’ equity:
Class B stock, $.01 par value: 1,655,462 shares outstanding at September 28, 2002 and December 28, 2002	16	16
Common stock, $.01 par value: 31,008,198 and 31,209,373 issued and 17,265,948 and 17,467,123 outstanding at September 28, 2002 and December 28, 2002	310	312
Additional paid-in capital	532,290	534,413
Retained deficit	(10,281)	(10,998)
Treasury stock	(144,827)	(144,827)

Total shareholders’ equity	377,508	378,916

Total	$731,957	$732,977

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	December 29, 2001	December 28, 2002
Net sales	$210,659	$211,936
Cost of goods sold and occupancy	149,157	150,718

Gross profit	61,502	61,218
Selling, general and administrative expenses	59,621	59,254

Income from operations	1,881	1,964
Interest expense	(3,938)	(2,843)
Interest income	27	26
Other income (expense)	(528)	(341)

Loss before income taxes and cumulative effect of accounting change	(2,558)	(1,194)
Income taxes	(1,049)	(477)

Loss before cumulative effect of accounting change	(1,509)	(717)
Cumulative effect of accounting change, net of tax (Note 5)	(112,237)	—

Net loss	$(113,746)	$(717)

Basic and diluted loss per common equivalent share:
Before cumulative effect of accounting change	$(0.08)	$(0.04)
Cumulative effect of accounting change	(6.09)	—

Basic and diluted loss per common equivalent share	$(6.17)	$(0.04)

Basic and diluted weighted average shares used in the computation of loss per share	18,446	19,060

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	December 29, 2001	December 28, 2002
Cash flows from operating activities:
Net loss	$(113,746)	$(717)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,284	4,501
Cumulative effect of accounting change	146,748	—
Deferred income taxes	(34,511)	—
Change in assets and liabilities:
Receivables	6,443	25,141
Inventories	(13,681)	(31,730)
Prepaid expenses and other assets	2,972	7,441
Accounts payable	6,208	(1,020)
Accrued expenses	(5,934)	(3,350)
Other long-term obligations	(133)	47

Net cash provided by (used in) operating activities	(1,350)	313
Cash flows from investing activities:
Additions to land, buildings, improvements and equipment	(1,920)	(2,467)

Net cash used in investing activities	(1,920)	(2,467)
Cash flows from financing activities:
Borrowings under lines of credit, net	747	4,674
Repayments of long-term debt	(77)	(739)
Proceeds from issuance of common stock—net	—	2,125

Net cash provided by financing activities	670	6,060
Net increase (decrease) in cash and cash equivalents	(2,600)	3,906
Cash and cash equivalents at beginning of period	8,292	10,884

Cash and cash equivalents at end of period	$5,692	$14,790

Supplemental information:
Cash paid for interest	$2,335	$1,125

Cash paid for taxes, net of refunds	$48	$(8,319)

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended December 28, 2002
(unaudited)

1. Basis of Presentation

The condensed consolidated balance sheet as of December 28, 2002, the condensed consolidated statements of operations for the three months ended December 29, 2001 and December 28, 2002 and the condensed consolidated statements of cash flows for the three months ended December 29, 2001 and December 28, 2002 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

Due to the seasonal nature of the Company’s business, the results of operations for the three months ended December 28, 2002 are not indicative of the operating results that may be expected for the year ending September 27, 2003. It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2002 Annual Report on Form 10-K which has previously been filed with the Securities and Exchange Commission.

2. New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The Company has adopted SFAS No. 143 beginning September 29, 2002 (the first quarter of fiscal year 2003). The adoption of SFAS No. 143 did not have a material impact on our consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that replaced SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Liabilities for discontinued operations will no longer include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company has adopted SFAS No. 144 for its fiscal year beginning September 29, 2002. The adoption of SFAS No. 144 did not have an impact on the financial position, results of operations or cash flows of the Company.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective beginning in the quarter ended March 29, 2003 and are not expected to have a material impact on the Company’s financial position or results of operations.

3. Earnings Per Share

Options to purchase 2,348,741 and 2,706,859 shares of common stock at prices ranging from $1.30 to $33.94 per share were outstanding during the three-month periods ended December 28, 2002 and December 29, 2001, respectively, but were not included in the computation of diluted earnings per share because the assumed exercise would have been anti-dilutive in each period. Shares of common stock from the assumed conversion of the company’s convertible securities totaling 4,107,143 were also not included in the computation of diluted earnings per share for the three-month periods ended December 28, 2002 and December 29, 2001 because the assumed conversion would have been anti-dilutive.

4. Segment Information

Management has determined that the reportable segments of the Company are Pet Products and Garden Products, based on the level at which the chief operating decision making group reviews the results of operations to make decisions regarding performance assessment and resource allocation.

	Three Months Ended
	December 29, 2001	December 28, 2002
	(in thousands)
Net Sales:
Pet Products	$116,795	$118,688
Garden Products	93,864	93,248

Total net sales	$210,659	$211,936

Income (loss) from operations:
Pet Products	$7,797	$9,873
Garden Products	(1,534)	(3,221)
Corporate	(4,382)	(4,688)

Total income from operations	1,881	1,964

Interest expense—net	(3,911)	(2,817)
Other income (expense)	(528)	(341)
Income taxes	(1,049)	(477)

Loss before cumulative effect of accounting change	(1,509)	(717)
Cumulative effect of accounting change, net of tax	(112,237)	—

Net loss	$(113,746)	$(717)

Depreciation and amortization:
Pet Products	$2,733	$3,045
Garden Products	1,407	1,331
Corporate	144	125

Total depreciation and amortization	$4,284	$4,501

	September 28, 2002	December 28, 2002
	(in thousands)
Assets:
Pet Products	$201,051	$199,654
Garden Products	254,903	264,145
Corporate	276,003	269,178

Total assets	$731,957	$732,977

Goodwill (included in corporate assets):
Pet Products	$117,099	$117,099
Garden Products	105,390	105,390

Total goodwill	$222,489	$222,489

5. Cumulative Effect of Accounting Change—Adoption of SFAS No. 142

During fiscal 2002, management completed its measurement of the goodwill impairment resulting from the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” The amount of goodwill impairment upon adoption is reflected as the cumulative effect of an accounting change as of September 30, 2001 in the accompanying condensed consolidated financial statements.

Goodwill balances within the Pet Products and Garden Products segments were tested for impairment as of September 30, 2001. Based on the analysis performed, the Company recorded a non-cash charge to write down goodwill in its Pet Products segment by $94.8 million ($70.1 million after tax) and in its Garden Products segment by $51.9 million ($42.1 million after tax).

As of June 30, 2002, the Company performed its annual goodwill impairment analysis. Based on the results of that analysis, no additional reduction of goodwill was required during fiscal year 2002.

6. Contingencies

TFH Litigation. In December 1997, Central acquired all of the stock of TFH Publications, Inc. (“TFH”). In connection with the transaction, Central made a $10 million loan to the sellers, which was evidenced by a Promissory Note. In September 1998, the prior owners of TFH brought suit against Central and certain executives of Central for damages and relief from their obligations under the Promissory Note, alleging, among other things, that Central’s failure to properly supervise the TFH management team had jeopardized their prospects of achieving certain earnouts. Central believes that these allegations are without merit. Central counterclaimed against the prior owners for enforcement of the Promissory Note, rescission and/or damages and other relief, alleging, among other things, fraud, misrepresentation and breach of fiduciary duty by the prior owners of TFH. These actions, Herbert R. Axelrod and Evelyn Axelrod v. Central Garden & Pet Company; Glenn S. Axelrod; Gary Hersch; William E. Brown; Robert B. Jones; Glen Novotny; and Neill Hines, Docket No. MON-L-5100-99, and TFH Publications, Inc. v. Herbert Axelrod et al., Docket No. L-2127-99 (consolidated cases), are in the New Jersey Superior Court. The case is currently in pretrial discovery and is scheduled for trial in Spring of 2003.

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

Scotts Litigation. On June 30, 2000, The Scotts Company filed suit against Central to collect the purchase price of certain lawn and garden products previously sold to Central. Scotts filed an amended complaint seeking $23 million for such products. Central withheld payments to Scotts on the basis of claims it has against Scotts –including amounts due for services and goods previously supplied by Central and not yet paid for by Scotts. This action, The Scotts Company v. Central Garden & Pet Company, Docket No. C2 00-755, is in the United States District Court for the Southern District of Ohio, Eastern Division. Central filed its answer and a counter complaint asserting various claims for breaches of contracts. Scotts filed a motion to dismiss certain of Central’s claims. On January 11, 2002, the court granted Scotts’ motion as to Central’s claim for breach of oral contract and promissory estoppel and denied the motion as to Central’s claim for fraud. Scotts subsequently filed a motion for summary adjudication of Central’s fraud claim. The court granted Scotts’ motion.

In early April 2002, the court granted Central’s motion for leave to file a further amended counter-complaint asserting an additional claim for breach of oral contract arising from certain credits promised by Scotts in the amount of approximately $4.0 million owed by subagents. This claim was severed from the rest of the case. In April 2002, trial occurred on the claims and counterclaims of the parties (excluding the oral contract claim recently added to the case). The jury found in favor of Scotts on its breach of contract claim and in favor of Central on its breach of contract counterclaims for non-payment of fees and shipments of product. The net verdict was in favor of Scotts in the amount of $10.425 million which had previously been recorded as an obligation by the Company. Prior to the jury verdict, the district court had dismissed Scotts’ claim for breach of fiduciary duty and a portion of Central’s claim for breach of contract. On May 30, 2002, Scotts filed a motion seeking $7.9 million in prejudgment interest and $1.7 million in attorneys’ fees as well as recovery of unspecified costs. Scotts also asked the Court to set aside $750,000 of the jury verdict amount awarded to Central. Central has filed a motion seeking a new trial on inventory return claims involving approximately $10.0 million that the Court had decided against Central as a matter of law during the trial. Central has opposed Scotts’ motion and seeks an offset amount of prejudgment interest on its claims such that the net prejudgment interest owed to Scotts would be approximately $500,000. No hearing date has been set for these motions. Discovery is now taking place regarding Central’s remaining claim for breach of oral contract regarding subagents. Trial on that claim is scheduled for October 6, 2003.

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

Central believes that the reconciliation of all accounts and claims in the above Scotts cases will in the aggregate, not result in additional charges to Central. Further, Central believes it continues to have claims and rights of offset against Scotts and intends to continue to vigorously pursue its claims, including pursuit of post-trial remedies in connection with the suit filed by Scotts. However, Central cannot assure you that the resolution of this litigation will not have a material adverse effect on its results of operations, financial position and/or cash flows.

Phoenix Fire. On August 2, 2000, a fire destroyed Central’s leased warehouse space in Phoenix, Arizona, and an adjoining warehouse space leased by a third party. On July 31, 2001, the adjoining warehouse tenant filed a lawsuit against Central and other parties in the Superior Court of Arizona, Maricopa County, seeking to recover $47 million for property damage from the fire. See Cardinal Health Inc., et al. v. Central Garden & Pet Company, et al., Civil Case No. CV2001-013152. Local residents have also filed a purported class action lawsuit alleging claims for bodily injury and property damage as a result of the fire. The building owner and several nearby businesses have also now filed lawsuits for property damage and business interruption, which we expect to be consolidated with the tenant and local resident lawsuits. Each of these lawsuits is currently pending in the Superior Court of Arizona, Maricopa County. The Arizona Department of Environmental Quality, after monitoring the cleanup operations and asking Central, the building owner and the adjoining warehouse tenant to assess whether the fire and fire suppression efforts may have caused environmental impacts to soil, groundwater and/or surface water, has now issued a letter stating that Central need take no further action at the site with respect to environmental issues. In early 2001, the EPA requested information relating to the fire. On July 17, 2002, the EPA informed

Central that it intended to file a civil administrative complaint seeking penalties of up to $350,000 for certain alleged post-fire reporting violations. Central and the EPA have recently agreed to a settlement regarding those allegations. The overall amount of the damages to all parties caused by the fire, and the overall amount of damages which Central may sustain as a result of the fire, have not been quantified. At the time of the fire, Central maintained property insurance covering losses to the leased premises, Central’s inventory and equipment, and loss of business income. Central also maintained insurance providing $51 million of coverage (with no deductible) against third party liability. Central believes that this insurance coverage will be available with respect to third party claims against Central if parties other than Central are not found responsible. The precise amount of the damages sustained in the fire, the ultimate determination of the parties responsible and the availability of insurance coverage are likely to depend on the outcome of complex litigation, involving numerous claimants, defendants and insurance companies.

7. Subsequent Event

On January 30, 2003, the Company completed a private placement of $150,000,000 aggregate principal amount of 9 1/8% Senior Subordinated Notes due 2013. The net proceeds of the offering were approximately $144.0 million after deducting underwriting discounts and estimated offering expenses. The net proceeds will be used to redeem the Company’s outstanding convertible notes, including the payment of premium and accrued interest, repay outstanding amounts under two senior secured term loans and reduce a portion of the outstanding indebtedness under its senior credit facilities.

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

Central was incorporated in Delaware in June 1992 and is the successor to a California corporation which was incorporated in 1955. References to “we,” “us,” “our,” or “Central” mean Central Garden & Pet Company and its subsidiaries and divisions, and their predecessor companies and subsidiaries.

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

Recent developments:

On January 30, 2003, the Company completed a private placement of $150,000,000 aggregate principal amount of 9 1/8% Senior Subordinated Notes due 2013. The net proceeds of the offering were approximately $144.0 million after deducting underwriting discounts and estimated offering expenses. The net proceeds will be used to redeem the Company’s outstanding convertible notes, including the payment of premium and accrued interest, repay outstanding amounts under two senior secured term loans and reduce a portion of the outstanding indebtedness under its senior credit facilities.

Three Months Ended December 28, 2002
Compared with Three Months Ended December 29, 2001

Our results for the first quarter of fiscal year 2003 reflected our continuing transition from a distributor of the products of other manufacturers to a leading manufacturer and producer of branded products. Net sales for the three months ended December 28, 2002 increased by $1.3 million, or 0.6%, to $211.9 million from $210.6 million for the three months ended December 29, 2001. The increase in net sales was comprised of a $1.9 million increase, or 1.6%, in our Pet Products segment and a $0.6 million decrease, or 0.7%, in our Garden Products segment. Pet Products’ branded product sales increased while sales of other manufacturers’ products decreased. In Garden Products both branded product sales and sales of other manufacturers’ products decreased slightly. Garden Products’ sales were adversely impacted by a customer’s deferral of approximately $6.0 million of grass seed shipments which are now expected to be made in the second quarter.

Gross profit decreased by $0.3 million, or 0.5%, from $61.5 million during the quarter ended December 29, 2001 to $61.2 million for the current quarter. A decrease in gross profit in the Garden Products segment was only partially offset by an increase in the Pet Products segment. Gross profit as a percentage of net sales decreased from 29.2% for the 2001 quarter to 28.9% for the current quarter. The gross profit and gross profit percentage decreases were primarily attributable to higher than normal grain prices for our wild and pet bird feed products, which were only partially recovered through price increases and a deferral of approximately $6.0 million in grass seed shipments from the first fiscal quarter of 2003 which are now expected in the second quarter.

Selling, general and administrative expenses decreased $0.3 million, or 0.6%, from $59.6 million for the quarter ended December 29, 2001 to $59.3 million in the current quarter. As a percentage of net sales, selling, general and administrative expenses decreased from 28.3% for the quarter ended December 29, 2001 to 28.0% for the quarter ended December 28, 2002. The decrease in selling, general and administrative expenses was due to a decrease in facilities and warehouse and administrative expenses partially offset by an increase in selling and delivery expenses.

Selling and delivery expenses increased by $0.4 million, or 1.4%, from $27.6 million for the quarter ended December 29, 2001 to $28.0 million for the current quarter. Garden Products increased approximately $0.9 million due to increased delivery expenses. The increase in Garden Products was partially offset by a decrease in expenses for Pet Products.

Facilities expense decreased by $0.2 million, or 7.1%, from $2.8 million for the quarter ended December 29, 2001 to $2.6 million for the current quarter. Warehouse and administrative expenses decreased $0.5 million, or 1.7%, from $29.2 million for the quarter ended December 29, 2001 to $28.7 million for the quarter ended December 28, 2002. Warehouse and administrative expenses decreased $0.1 million in Garden Products and $0.7 million in Pet Products and were partially offset by a $0.3 million increase at Corporate. The decreases in Garden Products and Pet Products relate principally to lower costs related to reduced warehouse operations from past distribution closures partially offset by increased insurance costs. Increased Corporate administrative expenses, including increased professional and consulting fees related to a possible acquisition and the adoption of SFAS No. 142, and increased business insurance premiums were partially offset by reduced litigation related expenses.

Net interest expense for the quarter ended December 28, 2002 decreased by $1.1 million, or 28.2%, to $2.8 million from $3.9 million for the quarter ended December 29, 2001. The decrease is attributable to both lower average short-term borrowings and lower average interest rates. Average short-term borrowings for the three months ended December 28, 2002 were approximately $58.1 million compared with $117.3 million for the three months ended December 29, 2001. The average short-term interest rates for quarter ended December 28, 2002 and December 29, 2001 were approximately 3.9% and 5.0%, respectively. As a result of our recent offering of $150 million of 9 1/8% senior subordinated notes due 2013, we expect that interest expense will increase approximately $1.5 million per quarter.

Other income and expense represents earnings from equity method investments. The losses booked in the first quarter of the current and prior fiscal year are principally due to the seasonality of the invested businesses.

The Company’s effective income tax rate before the cumulative effect of accounting change for the quarter ended December 29, 2001 was 41.0% compared with 40.0% for the quarter ended December 28, 2002.

The Company recorded a net loss for the quarter of $0.7 million compared with a net loss of $1.5 million, before the effect of adopting SFAS No. 142, in the prior year quarter. The Company typically reports a loss in the quarter ending December, which is the slowest time of the year for the garden industry.

For the quarter ended December 29, 2001, the Company reported a cumulative effect of accounting change charge in the amount of $112.2 million. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. Other intangible assets will continue to be amortized over their estimated useful lives. Amortization of goodwill, including goodwill recorded in prior business combinations, ceased upon the adoption of the standard, which the Company adopted for the fiscal year beginning September 30, 2001. As required by SFAS No. 142, the Company performed its goodwill impairment analysis and recorded a non-cash charge to write down goodwill in its Garden Products segment by $51.9 million ($42.1 million after tax) and in its Pet Products segment by $94.8 million ($70.1 million after tax) in the quarter ended December 29, 2001.

Liquidity and Capital Resources

We have financed our growth through a combination of bank borrowings, supplier credit, internally generated funds, public offerings of equity securities and public and private offerings of debt securities.

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

We service two broad markets: pet supplies and lawn and garden supplies. Our pet supplies businesses involve products that have a year round selling cycle with very little change quarter to quarter. As a result, it is not necessary to carry large quantities of inventory to meet peak demands. Additionally, this level sales cycle eliminates the need for manufacturers to give extended credit terms to either distributors or retailers. On the other hand, our lawn and garden businesses are highly seasonal with approximately 64% of Garden Products’ aggregate sales occurring during the second and third fiscal quarters in fiscal year 2002. For many manufacturers of garden products, this seasonality requires them to move large quantities of their product well ahead of the peak selling periods. To encourage distributors to carry large amounts of inventory, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.

Cash generated from operating activities increased $1.7 million to $0.3 million for the quarter ended December 28, 2002 compared with a use of funds of $1.4 million for the quarter ended December 29, 2001. The increase is primarily attributable to decreased accounts receivable levels, lower interest expense, and refunds of tax payments partially offset by a decrease in accounts payable and increased inventory levels as compared with each year end. Net cash used in investing activities increased $0.6 million primarily as a result of capital expenditures associated with the construction of a manufacturing facility. Net cash provided by financing activities increased $5.4 million due to increased short-term borrowings, to support our seasonal inventory levels, and proceeds from employee stock option exercises.

At December 28, 2002, we had a $125.0 million line of credit with Congress Financial Corporation (Western). In January 2003, we increased the Congress Financial Corporation credit facility to $175.0 million. The available amount under the line of credit fluctuates based upon the value of assets eligible for inclusion in the borrowing base. The line of credit bears interest at a rate either equal to LIBOR plus 1.75% or the prime rate, at our option, and is secured by a significant amount of our assets. At December 28, 2002, we had $29.8 million of outstanding borrowings and $54.9 million of available borrowing capacity under this line. This line of credit contains certain financial covenants, such as minimum tangible net worth and EBITDA requirements. The line also requires the lender’s prior written consent to any acquisition of a business. Our Pennington subsidiary also had a $95.0 million line of credit. At December 28, 2002, there were $34.8 million of outstanding borrowings and $57.6 million of available borrowing capacity under this line. Interest related to this line was based on a rate either equal to LIBOR plus 1.375% or the prime rate, at our option. Our All-Glass Aquarium subsidiary also had a $10.0 million line of credit. As of December 28, 2002, there were no outstanding borrowings and $10.0 million of available borrowing capacity under this line. Interest related to this line was based on a rate equal to the prime rate less 0.5% (3.75% at December 28, 2002).

In November 1996, we issued $115 million of 6% subordinated convertible notes. The principal amount of the notes is due on November 15, 2003, unless converted into common stock by the holders or redeemed by us prior to maturity. As such, the notes were reclassified from long-term to short-term for the quarter ending December 28, 2002.

On January 30, 2003, we announced our intent to redeem the $115 million of subordinated convertible notes as of February 14, 2003 with a portion of the proceeds from our recently completed private placement of $150 million of 9 1/8% senior subordinated notes. The balance of the net proceeds, combined with additional borrowings under our line of credit facility, were used to repay all the outstanding borrowings under the Pennington credit facility and two senior secured term loans of All-Glass. In conjunction with these repayments, we terminated the Pennington and All-Glass credit facilities. As a result of this recapitalization, we estimate that our interest expense will increase approximately $5.8 million per year.

We believe that cash flows from operating activities, funds available under our Congress facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $20.0 million for the next 12 months, including approximately $8.0 million for the construction of a manufacturing facility scheduled for completion in the fall of 2003.

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

Weather and Seasonality

Historically, the Company’s sales of lawn and garden products have been influenced by weather and climate conditions in the markets it serves. Additionally, the Garden Products’ business has been highly seasonal. In fiscal 2002, 64% of Garden Products net sales and 58% of our total net sales occurred in the Company’s second and third fiscal quarters. Substantially all of Garden Products’ operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company believes there has been no material change in its exposure to market risk from that discussed in the Company’s fiscal 2002 Annual Report filed on Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days before the filing date of this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

TFH Litigation. In December 1997, Central acquired all of the stock of TFH Publications, Inc. (“TFH”). In connection with the transaction, Central made a $10 million loan to the sellers, which was evidenced by a Promissory Note. In September 1998, the prior owners of TFH brought suit against Central and certain executives of Central for damages and relief from their obligations under the Promissory Note, alleging, among other things, that Central’s failure to properly supervise the TFH management team had jeopardized their prospects of achieving certain earnouts. Central believes that these allegations are without merit. Central counterclaimed against the prior owners for enforcement of the Promissory Note, rescission and/or damages and other relief, alleging, among other things, fraud, misrepresentation and breach of fiduciary duty by the prior owners of TFH. These actions, Herbert R. Axelrod and Evelyn Axelrod v. Central Garden & Pet Company; Glenn S. Axelrod; Gary Hersch; William E. Brown; Robert B. Jones; Glen Novotny; and Neill Hines, Docket No. MON-L-5100-99, and TFH Publications, Inc. v. Herbert Axelrod et al., Docket No. L-2127-99 (consolidated cases), are in the New Jersey Superior Court. The case is currently in pretrial discovery and is scheduled for trial in the spring of 2003.

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

Scotts Litigation. On June 30, 2000, The Scotts Company filed suit against Central to collect the purchase price of certain lawn and garden products previously sold to Central. Scotts filed an amended complaint seeking $23 million for such products. Central withheld payments to Scotts on the basis of claims it has against Scotts –including amounts due for services and goods previously supplied by Central and not yet paid for by Scotts. This action, The Scotts Company v. Central Garden & Pet Company, Docket No. C2 00-755, is in the United States District Court for the Southern District of Ohio, Eastern Division. Central filed its answer and a counter complaint asserting various claims for breaches of contracts. Scotts filed a motion to dismiss certain of Central’s claims. On January 11, 2002, the court granted Scotts’ motion as to Central’s claim for breach of oral contract and promissory estoppel and denied the motion as to Central’s claim for fraud. Scotts subsequently filed a motion for summary adjudication of Central’s fraud claim. The court granted Scotts’ motion.

In early April 2002, the court granted Central’s motion for leave to file a further amended counter-complaint asserting an additional claim for breach of oral contract arising from certain credits promised by Scotts in the amount of approximately $4.0 million owed by subagents. This claim was severed from the rest of the case. In April 2002, trial occurred on the claims and counterclaims of the parties (excluding the oral contract claim recently added to the case). The jury found in favor of Scotts on its breach of contract claim and in favor of Central on its breach of contract counterclaims for non-payment of fees and shipments of product. The net verdict was in favor of Scotts in the amount of $10.425 million which had previously been recorded as an obligation by the Company. Prior to the jury verdict, the district court had dismissed Scotts’ claim for breach of fiduciary duty and a portion of Central’s claim for breach of contract. On May 30, 2002, Scotts filed a motion seeking $7.9 million in prejudgment interest and $1.7 million in attorneys’ fees as well as recovery of unspecified costs. Scotts also asked the Court to set aside $750,000 of the jury verdict amount awarded to Central. Central has filed a motion seeking a new trial on inventory return claims involving approximately $10.0 million that the Court had decided against Central as a matter of law during the trial. Central has opposed Scotts’ motion and seeks an offset amount of prejudgment interest on its claims such that the net prejudgment interest owed to Scotts would be approximately $500,000. No hearing date has been set for these motions. Discovery is now taking place regarding Central’s remaining claim for breach of oral contract regarding subagents. Trial on that claim is scheduled for October 6, 2003.

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

Central believes that the reconciliation of all accounts and claims in the above Scotts cases will in the aggregate, not result in additional charges to Central. Further, Central believes it continues to have claims and rights of offset against Scotts and intends to continue to vigorously pursue its claims, including pursuit of post-trial remedies in connection with the suit filed by Scotts. However, Central cannot assure you that the resolution of this litigation will not have a material adverse effect on its results of operations, financial position and/or cash flows.

Phoenix Fire. On August 2, 2000, a fire destroyed Central’s leased warehouse space in Phoenix, Arizona, and an adjoining warehouse space leased by a third party. On July 31, 2001, the adjoining warehouse tenant filed a lawsuit against Central and other parties in the Superior Court of Arizona, Maricopa County, seeking to recover $47 million for property damage from the fire. See Cardinal Health Inc., et al. v. Central Garden & Pet Company, et al., Civil Case No. CV2001-013152. Local residents have also filed a purported class action lawsuit alleging claims for bodily injury and property damage as a result of the fire. The building owner and several nearby businesses have also now filed lawsuits for property damage and business interruption, which we expect to be consolidated with the tenant and local resident lawsuits. Each of these lawsuits is currently pending in the Superior Court of Arizona, Maricopa County. The Arizona Department of Environmental Quality, after monitoring the cleanup operations and asking Central, the building owner and the adjoining warehouse tenant to assess whether the fire and fire suppression efforts may have caused environmental impacts to soil, groundwater and/or surface water, has now issued a letter stating that Central need take no further action at the site with respect to environmental issues. In early 2001, the EPA requested information relating to the fire. On July 17, 2002, the EPA informed Central that it intended to file a civil administrative complaint seeking penalties of up to $350,000 for certain alleged post-fire reporting violations. Central and the EPA have recently agreed to a settlement regarding those allegations. The overall amount of the damages to all parties caused by the fire, and the overall amount of damages which Central may sustain as a result of the fire, have not been quantified. At the time of the fire, Central maintained property insurance covering losses to the leased premises, Central’s inventory and equipment, and loss of business income. Central also maintained insurance providing $51 million of coverage (with no deductible) against third party liability. Central believes that this insurance coverage will be available with respect to third party claims against Central if parties other than Central are not found responsible. The precise amount of the damages sustained in the fire, the ultimate determination of the parties responsible and the availability of insurance coverage are likely to depend on the outcome of complex litigation, involving numerous claimants, defendants and insurance companies.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

        99.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

        99.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b) The following current report on Form 8-K was filed during the quarter ended December 28, 2002:

Form 8-K filed December 10, 2002 relating to the filing of amendments on Form 10-K/A for the fiscal year ended September 29, 2001 and Forms 10-Q/A for the quarters ended December 29, 2001, March 30, 2002 and June 29, 2002.

        The following current reports on Form 8-K were filed subsequent to the quarter ended December 28, 2002:

Form 8-K filed January 14, 2003 relating to our proposed private placement of $150,000,000 aggregate principal amount of senior subordinated notes.

Form 8-K filed January 31, 2003 relating to our completed private placement of $150,000,000 aggregate principal amount of 9 1/8% senior subordinated notes due 2013.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY Registrant

Dated: February 3, 2003

/s/ WILLIAM E. BROWN
William E. Brown Chairman of the Board and Chief Executive Officer

/s/ STUART W. BOOTH
Stuart W. Booth Vice President and Chief Financial Officer

CERTIFICATIONS

I, William E. Brown, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Central Garden & Pet Company;

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 3, 2003

/s/ WILLIAM E. BROWN
William E. Brown Chief Executive Officer (Principal Executive Officer)

I, Stuart W. Booth, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Central Garden & Pet Company;

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 3, 2003

/s/ STUART W. BOOTH
Stuart W. Booth Chief Financial Officer (Principal Financial Officer)