Form 10-Q
period 2003-03-29
CENTRAL GARDEN & PET COMPANY
filed 2003-05-08
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 28, 2003	17,676,290
Class B Stock Outstanding as of April 28, 2003	1,655,462

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

This quarterly report contains “forward-looking” statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed below, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors Relating to Forward-Looking Statements” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2002, and from time to time in our filings with the Securities and Exchange Commission. These risks and uncertainties include the resolution of the litigation between the Company and The Scotts Company; the success of and the costs associated with the realignment of the Company’s lawn and garden distribution operations; any liabilities to which the Company may become subject as a result of the August 2, 2000 fire at its Phoenix distribution center; and the impact of any other outstanding or potential litigation.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 28, 2002	March 29, 2003
ASSETS
Current assets:
Cash & cash equivalents	$10,884	$7,007
Accounts receivable (less allowance for doubtful accounts of $7,597 and $8,016)	130,984	200,954
Inventories	193,159	231,438
Prepaid expenses and other assets	26,096	13,926

Total current assets	361,123	453,325
Land, buildings, improvements and equipment—net	100,864	99,235
Goodwill	222,489	222,489
Deferred income taxes and other assets	47,481	50,447

Total	$731,957	$825,496

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$59,975	$81,747
Accounts payable	96,796	129,848
Accrued expenses	42,742	48,220
Current portion of long-term debt	7,593	6,503

Total current liabilities	207,106	266,318
Long-term debt	145,331	160,922
Other long-term obligations	2,012	2,128
Shareholders’ equity:
Class B stock, $.01 par value: 1,655,462 shares outstanding at September 28, 2002 and March 29, 2003	16	16
Common stock, $.01 par value: 31,008,198 and 31,416,240 issued and 17,265,948 and 17,673,990 outstanding at September 28, 2002 and March 29, 2003	310	314
Additional paid-in capital	532,290	538,094
Retained earnings (deficit)	(10,281)	2,531
Treasury stock	(144,827)	(144,827)

Total shareholders’ equity	377,508	396,128

Total	$731,957	$825,496

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2002	March 29, 2003	March 30, 2002	March 29, 2003
Net sales	$290,693	$330,509	$501,352	$542,445
Cost of goods sold and occupancy	199,793	231,419	348,950	382,137

Gross profit	90,900	99,090	152,402	160,308
Selling, general and administrative expenses	69,589	70,916	129,210	130,170

Income from operations	21,311	28,174	23,192	30,138
Interest expense	(3,682)	(6,341)	(7,620)	(9,184)
Interest income	14	44	41	70
Other income	892	671	364	330

Income before income taxes and cumulative effect of accounting change	18,535	22,548	15,977	21,354
Income taxes	7,599	9,019	6,550	8,542

Income before cumulative effect of accounting change	10,936	13,529	9,427	12,812
Cumulative effect of accounting change, net of tax (Note 7)	—	—	(112,237)	—

Net income (loss)	$10,936	$13,529	$(102,810)	$12,812

Basic income (loss) per common share:
Before cumulative effect of accounting change	$0.59	$0.70	$0.51	$0.67
Cumulative effect of accounting change	—	—	(6.08)	—

Basic income (loss) per common share	$0.59	$0.70	$(5.57)	$0.67

Diluted income (loss) per common share:
Before cumulative effect of accounting change	$0.53	$0.68	$0.51	$0.64
Cumulative effect of accounting change	—	—	(4.95)	—

Diluted income (loss) per common share	$0.53	$0.68	$(4.44)	$0.64

Weighted average shares used in the computation of income (loss) per share:
Basic	18,469	19,234	18,458	19,147
Diluted	22,734	20,009	22,661	19,900

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ]

(in thousands) (unaudited)

	Six Months Ended
	March 30, 2002	March 29, 2003
Cash flows from operating activities:
Net income (loss)	$(102,810)	$12,812
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,547	8,824
Cumulative effect of accounting change	146,748	—
Deferred income taxes	(34,511)	—
Change in assets and liabilities:
Receivables	(50,847)	(69,970)
Inventories	(391)	(38,279)
Prepaid expenses and other assets	13,998	16,309
Accounts payable	5,496	33,052
Accrued expenses	4,282	5,478
Other long-term obligations	(298)	116

Net cash used in operating activities	(9,786)	(31,658)

Cash flows from investing activities:
Additions to land, buildings, improvements and equipment	(5,545)	(6,810)

Net cash used in investing activities	(5,545)	(6,810)

Cash flows from financing activities:
Borrowings under lines of credit, net	14,837	21,772
Proceeds from issuance of long-term debt	1,300	150,000
Repayments of long-term debt	(826)	(135,499)
Deferred financing costs	—	(6,000)
Proceeds from issuance of common stock—net	91	4,318

Net cash provided by financing activities	15,402	34,591
Net increase (decrease) in cash and cash equivalents	71	(3,877)
Cash and cash equivalents at beginning of period	8,292	10,884

Cash and cash equivalents at end of period	$8,363	$7,007

Supplemental information:
Cash paid for interest	$7,866	$7,546

Cash paid for taxes, net of refunds	$2,539	$1,905

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended March 29, 2003

(unaudited)

1. Basis of Presentation

The condensed consolidated balance sheet as of March 29, 2003, the condensed consolidated statements of operations for the three and six months ended March 30, 2002 and March 29, 2003 and the condensed consolidated statements of cash flows for the six months ended March 30, 2002 and March 29, 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

Due to the seasonal nature of the Company’s business, the results of operations for the three and six months ended March 29, 2003 are not indicative of the operating results that may be expected for the year ending September 27, 2003. It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2002 Annual Report on Form 10-K which has previously been filed with the Securities and Exchange Commission.

2. New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require proforma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25. The Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions will not have an effect on the Company’s consolidated financial statements. The Company’s interim disclosures are presented in Note 3.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 elaborates on the disclosures to be made by a guarantor and clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of the disclosure and recognition and measurement provisions of FIN No. 45, effective beginning December 29, 2002, did not have a material impact on the Company’s financial statements.

3. Stock Plan Information

The Company has various non-qualified stock-based compensation programs, which include stock options and restricted stock awards.

The Company has various stock option plans that provide for the granting of stock options to officers, key employees and directors. The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees,” whereby the options are granted at market price, and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted the SFAS Nos. 123 and 148 disclosure requirements.

If compensation expense for the Company’s various stock option plans had been determined based upon the projected fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, the Company’s pro-forma net earnings, basic and diluted earnings per common share would have been as follows:

	Three Months Ended		Six Months Ended
	March 30, 2002	March 29, 2003	March 30, 2002	March 29, 2003
	(in thousands)
Net income (loss), as reported	$10,936	$13,529	$(102,810)	$12,812
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	(654)	(448)	(1,095)	(906)

Pro forma net income (loss)	$10,282	$13,081	$(103,905)	$11,906

Net income (loss) per common equivalent share:
Basic – as reported	$0.59	$0.70	$(5.57)	$0.67
Basic – pro forma	$0.56	$0.68	$(5.63)	$0.62
Diluted – as reported	$0.53	$0.68	$(4.44)	$0.64
Diluted – pro forma	$0.50	$0.65	$(4.49)	$0.60

4. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income (loss) from continuing operations:

	Three Months Ended March 29, 2003			Six Months Ended March 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net Income	$13,529	19,234	$0.70	$12,812	19,147	$0.67
Effect of dilutive securities:
Options to purchase common stock		775	0.02		753	0.03
Diluted EPS:
Net income attributable to common shareholders	$13,529	20,009	$0.68	$12,812	19,900	$0.64

	Three Months Ended March 29, 2002			Six Months Ended March 30, 2002
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net Income (loss)	$10,936	18,469	$0.59	$(102,810)	18,458	$(5.57)
Effect of dilutive securities:
Options to purchase common stock		158	—		96
Convertible notes	1,084	4,107	(0.06)	2,168	4,107	—
Diluted EPS:
Net income (loss) attributable to common shareholders	$12,020	22,734	$0.53	$(100,642)	22,661	$(4.44)

Shares of common stock from the assumed conversion of the Company’s convertible securities totaling 4,107,143 were not included in the computation of diluted EPS for the three and six-month periods ended March 29, 2003, because the assumed conversion would have been anti-dilutive. Shares of common stock from the assumed conversion of the Company’s convertible securities totaling 4,107,143 were included in the computation of diluted EPS for the three and six-month periods ended March 30, 2002.

Options to purchase 2,555,121 and 3,329,829 shares of common stock at prices ranging from $1.30 to $30.00 per share were outstanding at March 29, 2003 and from $1.30 to $33.94 at March 30, 2002, respectively. For the three month periods ended March 29, 2003 and March 30, 2002, options to purchase 6,000 and 1,521,690 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the six month periods ended March 29, 2003 and March 30, 2002, options to purchase 120,620 and 1,522,690 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

5. Segment Information

Management has determined that the reportable segments of the Company are Garden Products and Pet Products, based on the level at which the chief operating decision making group reviews the results of operations to make decisions regarding performance assessment and resource allocation.

	Three Months Ended		Six Months Ended
	March 30, 2002	March 29, 2003	March 30, 2002	March 29, 2003
	(in thousands)
Net sales:
Garden Products	$173,053	$201,894	$266,917	$295,142
Pet Products	117,640	128,615	234,435	247,303

Total net sales	$290,693	$330,509	$501,352	$542,445

Income (loss) from operations:
Garden Products	$21,256	$23,887	$19,722	$20,666
Pet Products	10,460	13,043	18,257	22,916
Corporate	(10,405)	(8,756)	(14,787)	(13,444)

Total income from operations	21,311	28,174	23,192	30,138

Interest expense—net	(3,668)	(6,297)	(7,579)	(9,114)
Other income	892	671	364	330
Income taxes	7,599	9,019	6,550	8,542

Income before cumulative effect of accounting change	10,936	13,529	9,427	12,812
Cumulative effect of accounting change, net of tax	—	—	(112,237)	—

Net income (loss)	$10,936	$13,529	$(102,810)	$12,812

Depreciation and amortization:
Garden Products	$1,373	$1,319	$2,780	$2,650
Pet Products	2,750	2,877	5,483	5,922
Corporate	140	127	284	252

Total depreciation and amortization	$4,263	$4,323	$8,547	$8,824

	September 28, 2002	March 29, 2003
	(in thousands)
Assets:
Garden Products	$254,903	$357,264
Pet Products	201,051	209,766
Corporate	276,003	258,466

Total assets	$731,957	$825,496

Goodwill (included in corporate assets):
Garden Products	$105,390	$105,390
Pet Products	117,099	117,099

Total goodwill	$222,489	$222,489

6. Consolidating Condensed Financial Information of Guarantor Subsidiaries

Certain wholly-owned subsidiaries of the Company (as listed below, collectively the “Guarantor Subsidiaries”) have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the Company’s $150,000,000 9  1/8% Senior Subordinated Notes (the “Notes”) issued on January 30, 2003. Certain subsidiaries and operating divisions are not guarantors of the Notes and have been included in the financial results of the Parent in the information below. Those subsidiaries that are guarantors of the Notes are as follows:

Four Paws Products Ltd.

Grant Laboratories, Inc.

Kaytee Products, Incorporated

Matthews Redwood & Nursery Supply, Inc.

Pennington Seed, Inc. (including Phaeton Corporation (dba Unicorn Labs), Seeds West, Inc., All-Glass

Aquarium Co., Inc. (including Oceanic Systems, Inc.))

T.F.H. Publications, Inc.

Wellmark International

Norcal Pottery Products, Inc.

Pennington Seed, Inc. of Nebraska

Gro Tec, Inc.

In lieu of providing separate unaudited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying unaudited consolidating condensed financial statements based on the Company’s understanding of the Securities and Exchange Commission’s interpretation and application of Rule 3-10 of the Securities and Exchange Commission’s Regulation S-X.

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

	Three Months Ended March 29, 2003 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$102,906	$250,077	$(22,474)	$330,509
Cost of products sold and occupancy	76,739	176,282	(21,602)	231,419

Gross profit	26,167	73,795	(872)	99,090
Selling, general and administrative expenses	26,330	44,586	—	70,916

Income (loss) from operations	(163)	29,209	(872)	28,174
Interest – net	(5,867)	(430)	—	(6,297)
Other income	458	213	—	671

Income (loss) before income taxes	(5,572)	28,992	(872)	22,548
Income taxes	2,229	(11,597)	349	(9,019)

Net income (loss)	(3,343)	17,395	(523)	13,529
Equity in undistributed income of guarantor subsidiaries	16,872	—	(16,872)	—

Net income (loss)	$13,529	$17,395	$(17,395)	$13,529

	Three Months Ended March 30, 2002 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$101,503	$208,422	$(19,232)	$290,693
Cost of products sold and occupancy	78,080	141,559	(19,846)	199,793

Gross profit	23,423	66,863	614	90,900
Selling, general and administrative expenses	30,503	39,086	—	69,589

Income (loss) from operations	(7,080)	27,777	614	21,311
Interest – net	(2,971)	(697)	—	(3,668)
Other income	749	143	—	892

Income (loss) before income taxes	(9,302)	27,223	614	18,535
Income taxes	3,536	(10,889)	(246)	(7,599)

Net income (loss)	(5,766)	16,334	368	10,936
Equity in undistributed income of guarantor subsidiaries	16,702	—	(16,702)	—

Net income (loss)	$10,936	$16,334	$(16,334)	$10,936

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

	Six Months Ended March 29, 2003 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$174,457	$403,735	$(35,747)	$542,445
Cost of products sold and occupancy	129,190	288,070	(35,123)	382,137

Gross profit	45,267	115,665	(624)	160,308
Selling, general and administrative expenses	47,850	82,320	—	130,170

Income (loss) from operations	(2,583)	33,345	(624)	30,138
Interest – net	(8,292)	(822)	—	(9,114)
Other income	(180)	510	—	330

Income (loss) before income taxes	(11,055)	33,033	(624)	21,354
Income taxes	4,422	(13,214)	250	(8,542)

Net income (loss)	(6,633)	19,819	(374)	12,812
Equity in undistributed income of guarantor subsidiaries	19,445	—	(19,445)	—

Net income (loss)	$12,812	$19,819	$(19,819)	$12,812

	Six Months Ended March 30, 2002 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$176,515	$356,903	$(32,066)	$501,352
Cost of products sold and occupancy	134,097	246,788	(31,935)	348,950

Gross profit	42,418	110,115	(131)	152,402
Selling, general and administrative expenses	55,087	74,123	—	129,210

Income (loss) from operations	(12,669)	35,992	(131)	23,192
Interest – net	(6,211)	(1,368)	—	(7,579)
Other income	221	143	—	364

Income (loss) before income taxes and cumulative effect of accounting change	(18,659)	34,767	(131)	15,977
Income taxes	7,305	(13,907)	52	(6,550)

Income (loss) before cumulative effect of accounting change	(11,354)	20,860	(79)	9,427
Cumulative effect of accounting change, net of tax	(112,237)	—	—	(112,237)

Net income (loss)	(123,591)	20,860	(79)	(102,810)
Equity in undistributed income of guarantor subsidiaries	20,781	—	(20,781)	—

Net income (loss)	$(102,810)	$20,860	$(20,860)	$(102,810)

CONSOLIDATING CONDENSED BALANCE SHEET

	March 29, 2003 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$2,976	$4,031	$—	$7,007
Accounts receivable	58,962	156,774	(14,782)	200,954
Inventories	68,218	163,220	—	231,438
Prepaids and other assets	9,826	4,100	—	13,926

Total current assets	139,982	328,125	(14,782)	453,325
Land, buildings, improvements and equipment, net	11,076	88,159	—	99,235
Goodwill	222,489	—	—	222,489
Investment in Guarantors	316,946	—	(316,946)	—
Deferred income taxes and other assets	38,804	11,643	—	50,447

Total	$729,297	$27,927	$(331,728)	$825,496

LIABILITIES
Notes payable	$81,747	$—	$—	$81,747
Accounts payable	73,732	70,898	(14,782)	129,848
Accrued expenses and other liabilities	27,490	27,233	—	54,723

Total current liabilities	182,969	98,131	(14,782)	266,318
Long-term debt	150,200	10,722	—	160,922
Deferred income taxes and other long-term obligations	—	2,128	—	2,128
Equity	396,128	316,946	(316,946)	396,128

Total	$729,297	$427,927	$(331,728)	$825,496

CONSOLIDATING CONDENSED BALANCE SHEET

	September 28, 2002 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$10,080	$804	$—	$10,884
Accounts receivable	41,002	103,087	(13,105)	130,984
Inventories	52,417	140,742	—	193,159
Prepaids and other assets	21,046	5,050	—	26,096

Total current assets	124,545	249,683	(13,105)	361,123
Land, buildings, improvements and equipment, net	12,191	88,673	—	100,864
Goodwill	222,489	—	—	222,489
Investment in Guarantors	212,738	—	(212,738)	—
Deferred income taxes and other assets	35,070	14,347	(1,936)	47,481

Total	$607,033	$352,703	$(227,779)	$731,957

LIABILITIES
Notes payable	$33,992	$25,983	$—	$59,975
Accounts payable	52,606	57,295	(13,105)	96,796
Accrued expenses and other liabilities	22,437	27,898	—	50,335

Total current liabilities	109,035	111,176	(13,105)	207,106
Long-term debt	120,387	24,944	—	145,331
Deferred income taxes and other long-term obligations	103	3,845	(1,936)	2,012
Equity	377,508	212,738	(212,738)	377,508

Total	$607,033	$352,703	$(227,779)	$731,957

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

	Six Months Ended March 29, 2003 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$4,015	$(33,559)	$(2,114)	$(31,658)
Expenditures for land, buildings, improvements and equipment	(841)	(5,969)	—	(6,810)
Investment in guarantor	(86,503)	84,389	2,114	—

Net cash provided (used) by investing activities	(87,344)	78,420	2,114	(6,810)

Borrowings (repayments) under lines of credit, net	47,755	(25,983)	—	21,772
Proceeds from issuance of long-term debt	150,000	—	—	150,000
Payments on long-term debt	(119,848)	(15,651)	—	(135,499)
Deferred financing costs	(6,000)			(6,000)
Proceeds from issuance of stock	4,318	—	—	4,318

Net cash provided (used) by financing activities	76,225	(41,634)	—	34,591

Net increase (decrease) in cash and cash equivalents	(7,104)	3,227	—	(3,877)
Cash and cash equivalents at beginning of period	10,080	804	—	10,884

Cash and cash equivalents at end of period	$2,976	$4,031	$—	$7,007

	Six Months Ended March 30, 2002 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$11,306	$(21,007)	$(85)	$(9,786)
Expenditures for land, buildings, improvements and equipment	(775)	(4,770)	—	(5,545)
Investment in guarantor	(14,002)	13,917	85	—

Net cash provided (used) by investing activities	(14,777)	9,147	85	(5,545)

Borrowings under lines of credit, net	2,474	12,363	—	14,837
Proceeds from issuance of long-term debt	—	1,300	—	1,300
Payments on long-term debt	—	(826)	—	(826)
Proceeds from issuance of stock	91	—	—	91

Net cash provided by financing activities	2,565	12,837	—	15,402

Net increase (decrease) in cash and cash equivalents	(906)	977	—	71
Cash and cash equivalents at beginning of period	7,153	1,139	—	8,292

Cash and cash equivalents at end of period	$6,247	$2,116	$—	$8,363

7. Cumulative Effect of Accounting Change – Adoption of SFAS No. 142

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

8. Contingencies

TFH Litigation. In December 1997, Central acquired all of the stock of TFH Publications, Inc. (“TFH”). In connection with the transaction, Central made a $10 million loan to the sellers, which was evidenced by a Promissory Note. In September 1998, the prior owners of TFH brought suit against Central and certain executives of Central for damages and relief from their obligations under the Promissory Note, alleging, among other things, that Central’s failure to properly supervise the TFH management team had jeopardized their prospects of achieving certain earnouts. Central believes that these allegations are without merit. Central counterclaimed against the prior owners for enforcement of the Promissory Note, rescission and/or damages and other relief, alleging, among other things, fraud, misrepresentation and breach of fiduciary duty by the prior owners of TFH. These actions, Herbert R. Axelrod and Evelyn Axelrod v. Central Garden & Pet Company; Glenn S. Axelrod; Gary Hersch; William E. Brown; Robert B. Jones; Glen Novotny; and Neill Hines, Docket No. MON-L-5100-99, and TFH Publications, Inc. v. Herbert Axelrod et al., Docket No. L-2127-99 (consolidated cases), are in the New Jersey Superior Court. The case is currently scheduled for trial in the Spring of 2003.

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

Scotts Litigation. On June 30, 2000, The Scotts Company filed suit against Central to collect the purchase price of certain lawn and garden products previously sold to Central. See The Scotts Company v. Central Garden & Pet Company, Docket No. C2 00-755 (U.S. Dist Ct. N.D. Ohio). Central filed its answer and a counter complaint asserting various claims for breaches of contracts.

In April 2002, trial occurred on the claims and counterclaims of the parties (excluding one oral contract claim made by Central recently added to the case). The net verdict was in favor of Scotts in the amount of $10.425 million which had previously been recorded as an obligation by the Company. Scotts and Central filed post-trial motions. In a March 20, 2003 order, the district court denied Scotts’ motion for attorneys’ fees, granted Scotts’ motion to set aside $750,000 of the jury amount awarded to Central, denied Central’s motion for a new trial, granted Central’s motion for prejudgment interest, and granted in part and denied in part Scotts’ motion for prejudgment interest. The court directed each party to re-determine the amount of their respective interest claims in light of the Court’s ruling and to submit their respective determinations by May 12, 2003. Trial on Central’s remaining claim is scheduled for October 6, 2003.

On July 7, 2000, Central filed suit against Scotts and Pharmacia Corporation (formerly know as Monsanto Company) seeking damages and injunctive relief for, among other things, violations of the antitrust laws. See Central Garden & Pet Company, v. The Scotts Company, and Pharmacia Corporation, formerly known as Monsanto Company, Docket No. C 00 2465, (U.S. Dist Ct. N.D. Cal.). Pursuant to a settlement reached with Pharmacia, Central and Pharmacia agreed that all antitrust claims against Pharmacia and Monsanto would be resolved, and the federal action has been dismissed as to Pharmacia and Monsanto. In May 2002, Scotts filed a motion for summary judgment in the federal action based on res judicata. The court granted the res judicata motion, but did not rule on the antitrust motions. Central is appealing the judgment entered pursuant to the court’s order.

Central does not believe that the outcome of the above remaining matters will have a material adverse impact on its operations, financial position, or cash flows.

Phoenix Fire. On August 2, 2000, a fire destroyed Central’s leased warehouse space in Phoenix, Arizona, and an adjoining warehouse space leased by a third party. On July 31, 2001, the adjoining warehouse tenant filed a lawsuit against Central and other parties in the Superior Court of Arizona, Maricopa County, seeking to recover $47 million for property damage from the fire. See Cardinal Health Inc., et al. v. Central Garden & Pet Company, et al., Civil Case No. CV2001-013152. Local residents have also filed a purported class action lawsuit alleging claims for bodily injury and property damage as a result of the fire. The building owner and several nearby businesses have also now filed lawsuits for property damage and business interruption, which we expect to be consolidated with the tenant and local resident lawsuits. Each of these lawsuits is currently pending in the Superior Court of Arizona, Maricopa County. The Arizona Department of Environmental Quality, after monitoring the cleanup operations and asking Central, the building owner and the adjoining warehouse tenant to assess whether the fire and fire suppression efforts may have caused environmental impacts to soil, groundwater and/or surface water, has now issued a letter stating that Central need take no further action at the site with respect to environmental issues. In early 2001, the EPA requested information relating to the fire. On July 17, 2002, the EPA informed Central that it intended to file a civil administrative complaint seeking penalties of up to $350,000 for certain alleged post-fire reporting violations. Central and the EPA have recently settled those allegations for $65,000. The overall amount of the damages to all parties caused by the fire, and the overall amount of damages which Central may sustain as a result of the fire, have not been quantified. At the time of the fire, Central maintained property insurance covering losses to the leased premises, Central’s inventory and equipment, and loss of business income. Central also maintained insurance providing $51 million of coverage (with no deductible) against third party liability. Central believes that this insurance coverage will be available with respect to third party claims against Central if parties other than Central are not found responsible. The precise amount of the damages sustained in the fire, the ultimate determination of the parties responsible and the availability of insurance coverage are likely to depend on the outcome of complex litigation, involving numerous claimants, defendants and insurance companies.

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

Recent Developments

In January 2003 we issued $150 million of 9 1/8% senior subordinated notes due 2013. The net proceeds of approximately $144 million were used to redeem $115 million of 6% subordinated convertible notes due November 2003. We used the balance of the net proceeds, combined with additional borrowings under the our line of credit with Congress Financial Corporation (Western), to repay the outstanding borrowings under our Pennington credit facility and two senior secured term loans of All-Glass. In conjunction with these repayments, we terminated the Pennington and All-Glass credit facilities.

We are currently negotiating to replace our existing $175 million asset based credit facility with a new $200 million senior secured credit facility. We anticipate that this facility will consist of a five-year $100 million revolving credit facility and a six-year $100 million term loan and will result in slightly higher annual interest expense. We are refinancing to eliminate the restrictions of asset-based financing and to significantly increase our financial flexibility. We believe this increased financial flexibility will allow us to more effectively pursue growth opportunities and potential acquisitions. We expect the new facility to close in May.

Three Months Ended March 29, 2003

Compared with Three Months Ended March 30, 2002

Results for the second quarter of fiscal 2003 continued to reflect our transition to a leading marketer and producer of branded products from a distributor of other manufacturers’ products. Net sales for the three months ended March 29, 2003 increased $39.8 million, or 13.7%, to $330.5 million from $290.7 million for the three months ended March 30, 2002. The increase in net sales was comprised of an $11.0 million, or 9.3%, increase in

Pet Products and a $28.8 million, or 16.7%, increase in Garden Products. The increase in Pet Products was due primarily to increased sales of our bird seed branded products. The increase in Garden Products was due to increased grass seed, bird seed and chemical branded product sales. Grass seed sales were positively impacted by approximately $6.0 million of shipments in the current quarter that were originally expected in the first quarter.

Gross profit for the three months ended March 29, 2003 increased $8.2 million, or 9.0%, to $99.1 million from $90.9 million during the quarter ended March 30, 2002. Gross profit increased in both Garden Products and Pet Products as a result of the quarter’s increased sales. Gross profit as a percentage of net sales decreased from 31.3% the quarter ended March 30, 2002 to 30.0% for the same quarter in 2003, primarily due to higher than normal grain prices caused by the drought in the Plains states last year. These higher expenses were only partially recovered through price increases for our wild and pet bird feed products, which were not fully implemented until March. We do not anticipate any substantial adverse impact from higher grain prices in the foreseeable future.

Selling, general and administrative expenses increased $1.3 million, or 1.9%, from $69.6 million for the quarter ended March 30, 2002 to $70.9 million in the current quarter. As a percentage of net sales, selling, general and administrative expenses decreased from 23.9% for the quarter ended March 30, 2002 to 21.5% for the quarter ended March 29, 2003. The decrease in selling, general and administrative expenses as a percentage of net sales was due to decreases in facilities and warehouse and administrative expenses partially offset by the increases in selling and delivery expenses attributable to the increased revenues.

Selling and delivery expenses increased by $3.8 million, or 12.4%, from $30.7 million for the quarter ended March 30, 2002 to $34.5 million for the current quarter. Increased revenues in both the Garden Product and Pet Product segments increased selling and delivery expenses, which approximated the revenue percentage increases.

Facilities expense decreased by $0.3 million, or 10.3%, from $2.9 million for the quarter ended March 30, 2002 to $2.6 million for the current quarter. The decrease was related to facility shutdown costs in Pet Products incurred in the prior year quarter.

Warehouse and administrative expenses decreased $2.2 million, or 6.1%, from $36.0 million for the quarter ended March 30, 2002 to $33.8 million for the quarter ended March 29, 2003. Warehouse and administrative expenses decreased $1.0 million in Pet Products and $1.7 million at Corporate and were partially offset by a $0.5 million increase in Garden Products. The decrease was due primarily to reduced legal and litigation expenses in the current year quarter and increased purchasing, merchandise handling and storage costs included as inventory costs as a result of the increase in both sales and inventory levels. These decreases were partially offset by increased insurance costs.

Net interest expense for the quarter ended March 29, 2003 increased by $2.6 million, or 70.3%, to $6.3 million from $3.7 million for the quarter ended March 30, 2002. The increase is due to the higher interest expense associated with our $150 million senior subordinated notes offering in January 2003 and the redemption of our $115 million convertible subordinated notes due 2003. In connection with this refinancing, $1.4 million of nonrecurring additional interest was expensed in the second quarter of 2003. The higher interest expenses were partially offset by lower average short-term borrowings and lower average interest rates related to our lines of credit.

Other income decreased $0.2 million from $0.9 million for the quarter ended March 30, 2002 to $0.7 million for the quarter ended March 29, 2003, representing earnings from our equity method investments.

Our effective income tax rate for the quarter ended March 30, 2002 was 41.0% compared with 40.0% for the quarter ended March 29, 2003.

Six Months Ended March 29, 2003

Compared with Six Months Ended March 30, 2002

Net sales for the six months ended March 29, 2003 increased by $41.0 million, or 8.2%, to $542.4 million from $501.4 million for the six months ended March 30, 2002. The increase in net sales was comprised of a $12.9 million, or 5.5%, increase in Pet Products and a $28.2 million, or 10.6%, increase in Garden Products. The increase in Pet Products was due primarily to increased sales of bird seed branded products. The increase in Garden Products was due to increased grass seed, bird seed and chemical branded product sales.

Gross profit for the six months ended March 29, 2003 increased $7.9 million, or 5.2%, to $160.3 million from $152.4 million for the six months ended March 30, 2002. Gross profit increased in both Garden Products and Pet Products as a result of the increased sales in the second quarter of fiscal 2003. Gross profit as a percentage of net sales decreased from 30.4% for the comparable 2002 quarter to 29.6% for the current 2003 quarter, due to higher than normal grain prices caused by the drought in the Plains states last year. These higher expenses were only partially recovered through price increases for our wild and pet bird feed products, which were not fully implemented until March. We do not anticipate any substantial adverse impact from higher grain prices in the foreseeable future.

Selling, general and administrative expenses increased $1.0 million, or 0.7%, from $129.2 million for the six months ended March 30, 2002 to $130.2 million for the six months ended March 30, 2003. As a percentage of net sales, selling, general and administrative expenses decreased from 25.8% for the six months ended March 30, 2002 to 24.0% for the six months ended March 29, 2003. The decrease in selling, general and administrative expenses as a percentage of net sales was due to decreases in facilities and warehouse and administrative expenses partially offset by the increases in selling and delivery expenses attributable to the increased revenues.

Selling and delivery expenses increased by $4.2 million, or 7.2%, from $58.3 million for the six months ended March 30, 2002 to $62.5 million for the six months ended March 29, 2003. The increase in revenues in both Garden Products and Pet Products led to increased selling and delivery expenses, which approximated their revenue percentage increases.

Facilities expense decreased by $0.5 million, or 8.8%, from $5.7 million for the six months ended March 30, 2002 to $5.2 million for the six months ended March 29, 2003. The decrease was primarily related to facility shutdown costs in Pet Products incurred in the prior year period.

Warehouse and administrative expenses decreased $2.7 million, or 4.1%, from $65.2 million for the six months ended March 30, 2002 to $62.5 million for the six months ended March 29, 2003. Warehouse and administrative expenses decreased $1.7 million in Pet Products and $1.3 million at Corporate, partially offset by a $0.3 million increase in Garden Products. The decrease in Pet Products was primarily due to the non-recurrence of litigation expenses incurred in the prior year. The decrease at Corporate was due to reduced legal and litigation expenses during the period partially offset by increased insurance costs and professional and consulting fees.

Net interest expense for the six months ended March 29, 2003 increased $1.5 million, or 20.3%, to $9.1 million from $7.6 million for the six months ended March 30, 2002. The increase is due to the higher interest expense associated with our $150 million senior subordinated notes offering in January 2003 and the redemption of our convertible subordinated notes. In connection with this refinancing, $1.4 million of nonrecurring additional interest was expensed in the second quarter of 2003. The higher interest expense due to our new capital structure and the one-time charge were partially offset by both lower average short-term borrowings and lower average interest rates related to our lines of credit in the first six months of fiscal 2003 as compared to the first six months of fiscal 2002.

Other income decreased $0.1 million from $0.4 million for the six months ended March 30, 2002 to $0.3 million for the six months ended March 29, 2003. Both amounts represented earnings from equity method investments.

Our effective income tax rate before the cumulative effect of accounting change for the six months ended March 30, 2002 was 41.0% compared with 40.0% for the six months ended March 29, 2003.

We recorded net income for the six months ended March 29, 2003 of $12.8 million compared with $9.4 million, before the effect of adopting SFAS No. 142, in the prior year six month period. Substantially all of Garden Products’ operating income is typically generated in our second and third fiscal quarters. As a result, the loss reported in the first quarter of fiscal year 2003 is generally more than offset by the results of the second quarter.

In the first quarter of fiscal 2002, we reported a cumulative effect of accounting change charge in the amount of $112.2 million. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. Other intangible assets will continue to be amortized over their estimated useful lives. Amortization of goodwill, including goodwill recorded in prior business combinations, ceased upon the adoption of the standard, which we adopted for the fiscal year beginning September 30, 2001. As required by SFAS No. 142, we performed our goodwill impairment analysis and recorded a non-cash charge to write down goodwill in our Garden Products segment by $51.9 million ($42.1 million after tax) and in our Pet Products segment by $94.8 million ($70.1 million after tax) in the quarter ended December 29, 2001.

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

Cash used in operating activities increased $21.9 million from $9.8 million for the six months March 30, 2002 compared with $31.7 million for the six months ended March 29, 2003. The increase is primarily attributable to increased inventory and accounts receivable levels partially offset by increased accounts payable resulting from the costs to support the increased revenues in the second quarter of fiscal 2003 and expected revenues in the third quarter. Net cash used in investing activities increased $1.3 million primarily as a result of capital expenditures associated with the construction of a manufacturing facility. Net cash provided by financing activities increased $19.2 million due to our recent senior subordinated notes offering of $150 million, increased short-term borrowings and proceeds from employee stock option exercises, partially offset by the retirement of our $115 million convertible subordinated notes, the repayment of the outstanding borrowings under our Pennington credit facility and two senior secured term loans.

At March 29, 2003, our total debt was $249.2 million versus $293.4 million at March 30, 2002.

In January 2003, we issued $150 million of 9 1/8% senior subordinated notes due 2013. The net proceeds of approximately $144 million were used to redeem $115 million of 6% subordinated convertible notes due November 2003. We used the balance of the net proceeds, combined with additional borrowings under the our line of credit with Congress Financial Corporation (Western), to repay the outstanding borrowings under our Pennington credit facility and two senior secured term loans of All-Glass. In conjunction with these repayments, we terminated the Pennington and All-Glass credit facilities. As a result of our private placement of $150 million of 9 1/8% senior subordinated notes due 2013, we estimate that our interest expense will increase approximately $6 million per year.

At March 29, 2003, we had a $175.0 million line of credit with Congress Financial Corporation (Western), which expires on July 12, 2004. The available amount under the line of credit fluctuates based upon the value of assets eligible for inclusion in the borrowing base. The line of credit bears interest at a rate either equal to LIBOR plus 1.75% or the prime rate, at our option, and is secured by a significant amount of our assets. At March 29, 2003, we had $81.7 million of outstanding borrowings and $42.0 million of available borrowing capacity under this line. This line of credit contains certain financial covenants, such as minimum tangible net worth, EBITDA and minimum working capital requirements. The line also requires the lender’s prior written consent to any acquisition of a business. We terminated our Pennington and All-Glass Aquarium subsidiary credit facilities in the second quarter of fiscal 2003. As of March 29, 2003, we had not contributed the Pennington and All-Glass assets, which are substantive, to the Congress line.

We are currently in the market for a new $200 million senior secured credit facility to replace our existing $175 million asset based credit facility. We anticipate that this facility will consist of a five-year $100 million revolving credit facility and six-year $100 million term B loan and will result in slightly higher annual interest expense. We are undertaking this refinancing to eliminate the restrictions of our asset-based facility and significantly increase our financial flexibility by putting in place a layer of permanent capital and increasing our access to additional pools of investor capital. We believe that this increased financial flexibility will allow us to more effectively pursue growth opportunities and potential acquisitions.

We believe that cash flows from operating activities, funds available under our credit facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $20.0 million for the next 12 months, including approximately $8.0 million for the construction of a manufacturing facility scheduled for completion in the fall of 2003.

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

Weather and Seasonality

Historically, the Company’s sales of lawn and garden products have been influenced by weather and climate conditions in the markets it serves. Additionally, Garden Products’ business has been highly seasonal. In fiscal 2002, 64% of Garden Products net sales and 58% of our total net sales occurred in the Company’s second and third fiscal quarters. Substantially all of Garden Products’ operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company believes there has been no material change in its exposure to market risk from that discussed in the Company’s fiscal 2002 Annual Report filed on Form 10-K.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days before the filing date of this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information on our material legal proceedings, you should read note 8 “Contingencies” to the unaudited financial statements in Part I – Item 1 of this report.

Item 2. Changes in Securities and Use of Proceeds

In January 2003, we issued $150 million of 9 1/8% senior subordinated notes due 2013, in a private placement pursuant to Rule 144A and Regulation S of the Securities Act of 1933. The net proceeds of $144 million were used to redeem $115 million of 6% subordinated convertible notes which were due in November 2003. The balance of the net proceeds, combined with additional borrowings under the our line of credit with Congress Financial Corporation (Western), were used to repay the outstanding borrowings under the Pennington credit facility and two senior secured term loans of All-Glass.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matter to a Vote of Securities Holders

(a) The annual meeting of shareholders was held on February 10, 2003.

(b) The following directors were elected at the meeting

William E. Brown

Glenn W. Novotny

Brooks M. Pennington III

John B. Balousek

David N. Chichester

Daniel P. Hogan, Jr.

Bruce A. Westphal

Set forth below is the tabulation with respect to the matter voted on at the meeting:

	For	Against or Withheld
William E. Brown
Common	13,356,100	2,305,555
Class B	1,649,207	0
Glenn W. Novotny
Common	13,356,081	2,305,574
Class B	1,649,207	0
Brooks M. Pennington III
Common	13,356,232	2,305,423
Class B	1,649,207	0
John B. Balousek
Common	15,335,922	325,733
Class B	1,649,207	0
David N. Chichester
Common	15,335,922	325,733
Class B	1,649,207	0
Daniel P. Hogan, Jr.
Common	15,335,522	326,133
Class B	1,649,207	0
Bruce A. Westphal
Common	15,335,922	325,733
Class B	1,649,207	0

(c)	At the annual meeting, the shareholders voted to approve the adoption of our 2003 Omnibus Equity Incentive Plan pursuant to which an aggregate of 2,500,000 shares were authorized for issuance thereunder.

Set forth below is the tabulation with respect to the amendment voted on at the meeting:

	For	Against or Withheld
Common	4,584,928	7,331,832
Class B (weighted)	13,920,326	0

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.8	2003 Omnibus Equity Incentive Plan

10.9

Indenture dated January 30, 2003 between Central Garden & Pet Company, Wells Fargo and the subsidiary guarantors named therein (incorporated by reference from exhibit 4.1 to the Registration Statement on Form S-4, File No. 333-103835).

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b) The following current reports on Form 8-K were filed during the quarter ended March 29, 2003:

Form 8-K filed January 14, 2003 relating to our proposal to offer in a private placement $150,000,000 aggregate principal amount of senior subordinated notes.

Form 8-K filed January 31, 2003 relating to the closing of our private placement of $150,000,000 aggregate principal amount of 9-1/8% senior subordinated notes due 2013.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: May 6, 2003

CENTRAL GARDEN & PET COMPANY Registrant

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

Date: May 6, 2003

/s/ WILLIAM E. BROWN
William E. Brown Chief Executive Officer (Principal Executive Officer)

I, Stuart W. Booth, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Central Garden & Pet Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003

/s/ STUART W. BOOTH
Stuart W. Booth Chief Financial Officer (Principal Financial Officer)