Form 10-Q
period 2003-06-28
CENTRAL GARDEN & PET COMPANY
filed 2003-08-08
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 31, 2003	17,955,244
Class B Stock Outstanding as of July 31, 2003	1,654,462

PART I.    FINANCIAL INFORMATION

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

PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 28, 2002	June 28, 2003
ASSETS
Current assets:
Cash and cash equivalents	$10,884	$75,594
Accounts receivable (less allowance for doubtful accounts of $7,597 and $7,688)	130,984	169,263
Inventories	193,159	212,233
Prepaid expenses and other assets	26,096	11,602

Total current assets	361,123	468,692
Land, buildings, improvements and equipment—net	100,864	99,841
Goodwill	222,489	222,780
Deferred income taxes and other assets	47,481	53,664

Total	$731,957	$844,977

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$59,975	$—
Accounts payable	96,796	105,901
Accrued expenses	42,742	60,244
Current portion of long-term debt	7,593	12,821

Total current liabilities	207,106	178,966
Long-term debt	145,331	249,225
Other long-term obligations	2,012	2,293
Shareholders’ equity:
Class B stock, $.01 par value: 1,655,462 and 1,654,462 shares outstanding at September 28, 2002 and June 28, 2003	16	16
Common stock, $.01 par value: 31,008,198 and 31,492,819 issued and 17,265,948 and 17,750,569 outstanding at September 28, 2002 and June 28, 2003	310	314
Additional paid-in capital	532,290	539,229
Retained earnings (deficit)	(10,281)	19,761
Treasury stock	(144,827)	(144,827)

Total shareholders’ equity	377,508	414,493

Total	$731,957	$844,977

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003
Net sales	$335,609	$345,115	$836,961	$887,560
Cost of goods sold and occupancy	234,631	242,908	583,581	625,045

Gross profit	100,978	102,207	253,380	262,515
Selling, general and administrative expenses	74,714	69,628	203,924	199,798

Income from operations	26,264	32,579	49,456	62,717
Interest expense	(3,743)	(5,495)	(11,363)	(14,679)
Interest income	33	69	74	139
Other income	4,407	1,563	4,771	1,893

Income before income tax expense and cumulative effect of accounting change	26,961	28,716	42,938	50,070
Income tax expense	8,594	11,486	15,144	20,028

Income before cumulative effect of accounting change	18,367	17,230	27,794	30,042
Cumulative effect of accounting change, net of tax (Note 7)	—	—	(112,237)	—

Net income (loss)	$18,367	$17,230	$(84,443)	$30,042

Basic income (loss) per common share:
Before cumulative effect of accounting change	$0.99	$0.89	$1.50	$1.56
Cumulative effect of accounting change	—	—	(6.06)	—

Basic income (loss) per common share	$0.99	$0.89	$(4.56)	$1.56

Diluted income (loss) per common share:
Before cumulative effect of accounting change	$0.84	$0.86	$1.36	$1.49
Cumulative effect of accounting change	—	—	(4.91)	—

Diluted income (loss) per common share	$0.84	$0.86	$(3.55)	$1.49

Weighted average shares used in the computation of income (loss) per share:
Basic	18,579	19,357	18,498	19,217
Diluted	23,200	20,137	22,847	21,794

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 29, 2002	June 28, 2003
Cash flows from operating activities:
Net income (loss)	$(84,443)	$30,042
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of equity method investment	2,750	—
Loss (gain) on fixed asset disposals	696	(175)
Depreciation and amortization	12,828	13,297
Cumulative effect of accounting change	146,748	—
Deferred income taxes	(34,511)	—
Change in assets and liabilities:
Receivables	(17,492)	(38,279)
Inventories	31,468	(19,074)
Prepaid expenses and other assets	15,219	15,136
Accounts payable	(27,930)	9,105
Accrued expenses	3,382	17,502
Other long-term obligations	(23)	281

Net cash provided by operating activities	48,692	27,835
Cash flows from investing activities:
Additions to land, buildings, improvements and equipment	(7,160)	(11,515)

Net cash used in investing activities	(7,160)	(11,515)
Cash flows from financing activities:
Repayments of lines of credit, net	(39,190)	(59,975)
Proceeds from issuance of long-term debt	1,400	250,000
Repayments of long-term debt	(6,465)	(140,878)
Deferred financing costs	—	(7,700)
Proceeds from issuance of common stock	3,709	6,943

Net cash provided by (used in) financing activities	(40,546)	48,390

Net increase in cash and cash equivalents	986	64,710
Cash and cash equivalents at beginning of period	8,292	10,884

Cash and cash equivalents at end of period	$9,278	$75,594

Supplemental information:
Cash paid for interest	$10,759	$9,268

Cash paid (refunds received) for income taxes—net	$972	$(4,922)

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended June 28, 2003

(unaudited)

1.    Basis of Presentation

The condensed consolidated balance sheet as of June 28, 2003, the condensed consolidated statements of operations for the three and nine months ended June 29, 2002 and June 28, 2003 and the condensed consolidated statements of cash flows for the nine months ended June 29, 2002 and June 28, 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

Due to the seasonal nature of the Company’s business, the results of operations for the three and nine months ended June 28, 2003 are not indicative of the operating results that may be expected for the year ending September 27, 2003. It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2002 Annual Report on Form 10-K which has previously been filed with the Securities and Exchange Commission.

2.    New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company expects that the adoption of SFAS No. 150 will have no material impact on its financial position or on its results of operations.

3.    Stock Plan Information

The Company has various non-qualified stock-based compensation programs, which include stock options and restricted stock awards.

The Company has various stock option plans that provide for the granting of stock options to officers, key employees and directors. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby the options are granted at market price, and therefore no compensation costs are recognized. As required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company has provided fair value based pro-forma disclosures in its interim financial statements.

If compensation expense for the Company’s various stock option plans had been determined based upon the projected fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s pro-forma net earnings, basic and diluted earnings per common share would have been as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003
	(in thousands)
Net income (loss), as reported	$18,367	$17,230	$(84,443)	$30,042
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	(654)	(448)	(1,749)	(1,354)

Pro forma net income (loss)	$17,713	$16,782	$(86,192)	$28,688

Net income (loss) per common equivalent share:
Basic – as reported	$0.99	$0.89	$(4.56)	$1.56
Basic – pro forma	$0.95	$0.87	$(4.66)	$1.49

Diluted – as reported	$0.84	$0.86	$(3.55)	$1.49
Diluted – pro forma	$0.81	$0.83	$(3.63)	$1.43

4.    Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income (loss) from continuing operations:

	Three Months Ended June 28, 2003			Nine Months Ended June 28, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income	$17,230	19,357	$0.89	$30,042	19,217	$1.56
Effect of dilutive securities:
Options to purchase common stock		780	(0.03)		752	(0.06)
Convertible notes				2,428	1,825	(0.01)
Diluted EPS:
Net income attributable to common shareholders	$17,230	20,137	$0.86	$32,470	21,794	$1.49

	Three Months Ended June 29, 2002			Nine Months Ended June 29, 2002
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income (loss)	$18,367	18,579	$0.99	$(84,443)	18,498	$(4.56)
Effect of dilutive securities:
Options to purchase common stock		514	(0.03)		242	0.05
Convertible notes	1,084	4,107	(0.12)	3,253	4,107	0.96
Diluted EPS:
Net income (loss) attributable to common shareholders	$19,451	23,200	$0.84	$(81,190)	22,847	$(3.55)

Shares of common stock from the assumed conversion of the Company’s convertible securities totaling 4,107,143 were not included in the computation of diluted EPS for the three month period ended June 28, 2003, because the notes were repaid in February 2003 and were not outstanding during the period. Shares of common stock from the assumed conversion of the Company’s convertible securities totaling 4,107,143 were included in the computation of diluted EPS for the nine month period ended June 28, 2003 and the three and nine-month periods ended June 29, 2002.

Options to purchase 2,531,680 and 2,875,152 shares of common stock at prices ranging from $1.30 to $30.00 per share were outstanding at June 28, 2003 and from $1.30 to $33.94 at June 29, 2002, respectively. For the three month periods ended June 28, 2003 and June 29, 2002, options to purchase 6,000 and 659,448 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the nine month periods ended June 28, 2003 and June 29, 2002, options to purchase 277,107 and 1,048,275 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

5.    Segment Information

Management has determined that the reportable segments of the Company are Garden Products and Pet Products, based on the level at which the chief operating decision making group reviews the results of operations to make decisions regarding performance assessment and resource allocation.

	Three Months Ended		Nine Months Ended
	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003
	(in thousands)
Net sales:
Garden Products	$214,796	$215,429	$481,713	$510,571
Pet Products	120,813	129,686	355,248	376,989

Total net sales	$335,609	$345,115	$836,961	$887,560

Income (loss) from operations:
Garden Products	$20,264	$19,645	$39,986	$40,311
Pet Products	14,615	16,532	32,872	39,448
Corporate	(8,615)	(3,598)	(23,402)	(17,042)

Total income from operations	26,264	32,579	49,456	62,717

Interest expense—net	(3,710)	(5,426)	(11,289)	(14,540)
Other income	4,407	1,563	4,771	1,893
Income tax expense	(8,594)	(11,486)	(15,144)	(20,028)

Income before cumulative effect of accounting change	18,367	17,230	27,794	30,042
Cumulative effect of accounting change, net of tax	—	—	(112,237)	—

Net income (loss)	$18,367	$17,230	$(84,443)	$30,042

Depreciation and amortization:
Garden Products	$1,343	$1,297	$4,123	$3,947
Pet Products	2,797	3,048	8,280	8,970
Corporate	141	128	425	380

Total depreciation and amortization	$4,281	$4,473	$12,828	$13,297

	September 28, 2002	June 28, 2003
	(in thousands)
Assets:
Garden Products	$254,903	$290,486
Pet Products	201,051	213,903
Corporate	276,003	340,588

Total assets	$731,957	$844,977

Goodwill (included in corporate assets):
Garden Products	$105,390	$105,681
Pet Products	117,099	117,099

Total goodwill	$222,489	$222,780

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended June 28, 2003 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$112,711	$252,842	$(20,438)	$345,115
Cost of goods sold and occupancy	82,944	180,351	(20,387)	242,908

Gross profit	29,767	72,491	(51)	102,207
Selling, general and administrative expenses	24,964	44,664	—	69,628

Income (loss) from operations	4,803	27,827	(51)	32,579
Interest – net	(5,363)	(63)	—	(5,426)
Other income	1,005	558	—	1,563

Income (loss) before income taxes	445	28,322	(51)	28,716
Income taxes	(177)	(11,329)	20	(11,486)

Net income (loss)	268	16,993	(31)	17,230
Equity in undistributed income of guarantor subsidiaries	16,962	—	(16,962)	—

Net income (loss)	$17,230	$16,993	$(16,993)	$17,230

	Three Months Ended June 29, 2002 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$113,780	$241,908	$(20,079)	$335,609
Cost of goods sold and occupancy	86,381	168,403	(20,153)	234,631

Gross profit	27,399	73,505	74	100,978
Selling, general and administrative expenses	26,304	48,410	—	74,714

Income (loss) from operations	1,095	25,095	74	26,264
Interest – net	(3,243)	(467)	—	(3,710)
Other income	(2,242)	6,649	—	4,407

Income (loss) before income taxes	(4,390)	31,277	74	26,961
Income taxes	1,546	(10,111)	(29)	(8,594)

Net income (loss)	(2,844)	21,166	45	18,367
Equity in undistributed income of guarantor subsidiaries	21,211	—	(21,211)	—

Net income (loss)	$18,367	$21,166	$(21,166)	$18,367

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Nine Months Ended June 28, 2003 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$287,168	$656,577	$(56,185)	$887,560
Cost of goods sold and occupancy	212,134	468,421	(55,510)	625,045

Gross profit	75,034	188,156	(675)	262,515
Selling, general and administrative expenses	72,814	126,984	—	199,798

Income (loss) from operations	2,220	61,172	(675)	62,717
Interest – net	(13,655)	(885)	—	(14,540)
Other income	825	1,068	—	1,893

Income (loss) before income taxes	(10,610)	61,355	(675)	50,070
Income taxes	4,245	(24,543)	270	(20,028)

Net income (loss)	(6,365)	36,812	(405)	30,042
Equity in undistributed income of guarantor subsidiaries	36,407	—	(36,407)	—

Net income (loss)	$30,042	$36,812	$(36,812)	$30,042

	Nine Months Ended June 29, 2002 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$290,295	$598,811	$(52,145)	$836,962
Cost of goods sold and occupancy	220,478	415,191	(52,088)	583,581

Gross profit	69,817	183,620	(57)	253,381
Selling, general and administrative expenses	81,391	122,533	—	203,925

Income (loss) from operations	(11,574)	61,087	(57)	49,456
Interest – net	(9,454)	(1,835)	—	(11,289)
Other income	(2,021)	6,792	—	4,771

Income (loss) before income taxes and cumulative effect of accounting change	(23,049)	66,044	(57)	42,938
Income taxes	8,851	(24,018)	23	(15,144)

Income (loss) before cumulative effect of accounting change	(14,198)	42,026	(34)	27,794
Cumulative effect of accounting change, net of tax	(112,237)	—	—	(112,237)

Net income (loss)	(126,435)	42,026	(34)	(84,443)
Equity in undistributed income of guarantor subsidiaries	41,992	—	(41,992)	—

Net income (loss)	$(84,443)	$42,026	$(42,026)	$(84,443)

	CONSOLIDATING CONDENSED BALANCE SHEET June 28, 2003 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$73,469	$2,125	$—	$75,594
Accounts receivable	48,431	129,986	(9,154)	169,263
Inventories	62,784	149,449	—	212,233
Prepaids and other assets	7,815	3,787	—	11,602

Total current assets	192,499	285,347	(9,154)	468,692
Land, buildings, improvements and equipment, net	10,811	89,030	—	99,841
Goodwill	222,780	—	—	222,780
Investment in Guarantors	287,861	—	(287,861)	—
Deferred income taxes and other assets	39,756	13,908	—	53,664

Total	$753,707	$388,285	$(297,015)	$844,977

LIABILITIES
Notes payable	$—	$—	$—	$—
Accounts payable	56,195	58,860	(9,154)	105,901
Accrued expenses and other liabilities	32,747	27,497	—	60,244
Current portion of long-term debt	1,000	11,821	—	12,821

Total current liabilities	89,942	98,178	(9,154)	178,966
Long-term debt	249,200	25	—	249,225
Deferred income taxes and other long-term obligations	72	2,221	—	2,293
Equity	414,493	287,861	(287,861)	414,493

Total	$753,707	$388,285	$(297,015)	$844,977

	CONSOLIDATING CONDENSED BALANCE SHEET September 28, 2002 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$10,080	$804	$—	$10,884
Accounts receivable	41,002	103,087	(13,105)	130,984
Inventories	52,417	140,742	—	193,159
Prepaids and other assets	21,046	5,050	—	26,096

Total current assets	124,545	249,683	(13,105)	361,123
Land, buildings, improvements and equipment, net	12,191	88,673	—	100,864
Goodwill	222,489	—	—	222,489
Investment in Guarantors	212,738	—	(212,738)	—
Deferred income taxes and other assets	35,070	14,347	(1,936)	47,481

Total	$607,033	$352,703	$(227,779)	$731,957

LIABILITIES
Notes payable	$33,992	$25,983	$—	$59,975
Accounts payable	52,606	57,295	(13,105)	96,796
Accrued expenses and other liabilities	22,437	27,898	—	50,335

Total current liabilities	109,035	111,176	(13,105)	207,106
Long-term debt	120,387	24,944	—	145,331
Deferred income taxes and other long-term obligations	103	3,845	(1,936)	2,012
Equity	377,508	212,738	(212,738)	377,508

Total	$607,033	$352,703	$(227,779)	$731,957

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Nine Months Ended June 28, 2003 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$13,392	$14,848	$(405)	$27,835

Expenditures for land, buildings, improvements and equipment	(1,500)	(10,015)	—	(11,515)
Investment in guarantor	(38,719)	38,314	405	—

Net cash provided (used) by investing activities	(40,219)	28,299	405	(11,515)

Borrowings (repayments) under lines of credit, net	(33,992)	(25,983)	—	(59,975)
Proceeds from issuance of long-term debt	250,000	—	—	250,000
Payments on long-term debt	(125,035)	(15,843)	—	(140,878)
Deferred financing costs	(7,700)	—	—	(7,700)
Proceeds from issuance of stock	6,943	—	—	6,943

Net cash provided (used) by financing activities	90,216	(41,826)	—	48,390

Net increase in cash and cash equivalents	63,389	1,321	—	64,710
Cash and cash equivalents at beginning of period	10,080	804	—	10,884

Cash and cash equivalents at end of period	$73,469	$2,125	$—	$75,594

	Nine Months Ended June 29, 2002 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(5,688)	$54,540	$(160)	$48,692

Expenditures for land, buildings, improvements and equipment	(1,322)	(5,838)	—	(7,160)
Investment in guarantor	30,856	(31,016)	160	—

Net cash provided (used) by investing activities	29,534	(36,854)	160	(7,160)

Borrowings (repayments) under lines of credit, net	(22,215)	(16,975)	—	(39,190)
Proceeds from issuance of long-term debt	—	1,400	—	1,400
Payments on long-term debt	(4,532)	(1,933)	—	(6,465)
Proceeds from issuance of stock	3,709	—	—	3,709

Net cash used by financing activities	(23,038)	(17,508)	—	(40,546)

Net increase in cash and cash equivalents	808	178	—	986
Cash and cash equivalents at beginning of period	7,153	1,139	—	8,292

Cash and cash equivalents at end of period	$7,961	$1,317	$—	$9,278

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

8.    Contingencies

TFH Litigation.    In December 1997, Central acquired all of the stock of TFH Publications, Inc. (“TFH”). In connection with the transaction, Central made a $10 million loan to the sellers, which was evidenced by a Promissory Note. In September 1998, the prior owners of TFH brought suit against Central and certain executives of Central for damages and relief from their obligations under the Promissory Note, alleging, among other things, that Central’s failure to properly supervise the TFH management team had jeopardized their prospects of achieving certain earnouts. Central believes that these allegations are without merit. Central counterclaimed against the prior owners for enforcement of the Promissory Note, rescission and/or damages and other relief, alleging, among other things, fraud, misrepresentation and breach of fiduciary duty by the prior owners of TFH. These actions, Herbert R. Axelrod and Evelyn Axelrod v. Central Garden & Pet Company; Glenn S. Axelrod; Gary Hersch; William E. Brown; Robert B. Jones; Glen Novotny; and Neill Hines, Docket No. MON-L-5100-99, and TFH Publications, Inc. v. Herbert Axelrod et al., Docket No. L-2127-99 (consolidated cases), are in the New Jersey Superior Court. It is currently anticipated that this case will be tried in late 2003 or early 2004.

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

In April 2002, trial occurred on the claims and counterclaims of the parties (excluding one oral contract claim made by Central recently added to the case). The net verdict was in favor of Scotts in the amount of $10.425 million which had previously been recorded as an obligation by the Company. Scotts and Central filed post-trial motions. In a March 20, 2003 order, the district court denied Scotts’ motion for attorneys’ fees, granted Scotts’ motion to set aside $750,000 of the jury amount awarded to Central, denied Central’s motion for a new trial, granted Central’s motion for prejudgment interest, and granted in part and denied in part Scotts’ motion for prejudgment interest. The court directed each party to re-determine the amount of their respective interest claims in light of the Court’s ruling and to submit their respective determinations. On July 11, 2003, the Court issued an order resolving the remaining prejudgment interest issues and directing the parties to submit calculations in accordance with its decision. Pursuant to this order, the Court will award prejudgment interest to Scotts in the net amount of $2.827 million, which has been previously provided for by the Company. Trial on Central’s remaining claim is scheduled for October 6, 2003.

On July 7, 2000, Central filed suit against Scotts and Pharmacia Corporation (formerly know as Monsanto Company) seeking damages and injunctive relief for, among other things, violations of the antitrust laws. See Central Garden & Pet Company, v. The Scotts Company, and Pharmacia Corporation, formerly known as Monsanto Company, Docket No. C 00 2465, (U.S. Dist Ct. N.D. Cal.). Pursuant to a settlement reached with Pharmacia, Central and Pharmacia agreed that all antitrust claims against Pharmacia and Monsanto would be resolved, and the federal action has been dismissed as to Pharmacia and Monsanto. In May 2002, Scotts filed a motion for summary judgment in the federal action based on res judicata. The court granted the res judicata motion, did not rule on the antitrust motions. Central is appealing the judgment entered pursuant to the court’s order.

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

9.    Subsequent Event

In July 2003 the Company acquired a 49 percent equity interest in the E. M. Matson lawn and garden business. E. M. Matson is a leading lawn and garden manufacturer in the Western U.S. which markets and sells slug & snail products, moss controls and animal repellants under the Corry’s, Deadline and Moss-B-Ware brand names. Annual sales are approximately $8 million. This investment provides the Company with additional premium brands to add to its stable of leading brands and brings in additional management talent.

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

Recent Developments

In July 2003, we acquired a 49 percent equity interest in the E. M. Matson lawn and garden business. E. M. Matson is a leading lawn and garden manufacturer in the Western U.S. which markets and sells slug & snail products, moss controls and animal repellants under the Corry’s, Deadline and Moss-B-Ware brand names. Annual sales are approximately $8 million.

In May 2003, we closed a $200 million senior secured credit facility. The new credit facility consists of a five-year $100 million revolving credit facility and a six-year $100 million term loan. The new facility replaced the Company’s $175 million asset-based revolving credit facility. Net proceeds from the new facility were used to retire the outstanding debt under the asset-based revolving credit facility. The remaining net proceeds will be used to retire other existing debt as well as provide capital for general corporate purposes and acquisitions and investments.

Three Months Ended June 28, 2003

Compared with Three Months Ended June 29, 2002

Results for the third quarter of fiscal 2003 continued to reflect our transition to a leading marketer and producer of branded products from a distributor of other manufacturers’ products. Branded product sales continued to increase while sales of other manufacturer’s products decreased. Net sales for the three months ended June 28, 2003 increased $9.5 million, or 2.8%, to $345.1 million from $335.6 million for the three months ended June 29, 2002 due to increased branded product sales partially offset by decreased sales of other manufacturers’ products. Net sales increased $8.9 million, or 7.3%, in Pet Products and $0.6 million, or 0.3%, in Garden Products. Our branded product sales increased $6.7 million in Pet Products, due primarily to increased sales of mosquito and pest control products and aquariums, and $6.1 million in Garden Products, due primarily to increased sales of grass seed, pottery and fire ant products.

Gross profit for the quarter ended June 28, 2003 increased $1.2 million, or 1.2%, to $102.2 million from $101.0 million for the quarter ended June 29, 2002. Pet Product’s gross profit increased as a result increased sales, partially offset by a slight decrease in Garden Products as a result of higher than normal grain prices. Gross profit as a percentage of net sales decreased from 30.1% for the quarter ended June 29, 2002 to 29.6% for the same quarter in 2003. Our gross margins continued to be impacted by higher than normal grain prices caused by last year’s drought in the Plains states. However, we do not expect our gross margins to be impacted by the higher than normal grain prices in the fourth quarter of fiscal 2003. Wild bird feed margins are recovering as we use the higher priced grain inventories purchased earlier in the season and we have improved pricing to retailers, the last of which was implemented in mid-March.

Selling, general and administrative expenses decreased $5.1 million, or 6.8%, from $74.7 million for the quarter ended June 29, 2002 to $69.6 million in the current quarter. As a percentage of net sales, selling, general and administrative expenses decreased from 22.3% for the quarter ended June 29, 2002 to 20.2% for the quarter ended June 28, 2003. The decrease in selling, general and administrative expenses as a percentage of net sales was due to decreased facility and warehouse and administrative expenses partially offset by increased selling and delivery expenses.

Selling and delivery expenses increased $5.2 million, or 15.0%, from $34.6 million for the quarter ended June 29, 2002 to $39.8 million for the current quarter. Increased selling and delivery expense in Pet Products resulted from increased revenues, while increased media advertising and increased revenues led to increased expenses in Garden Products.

Facilities expense decreased by $0.2 million, or 7.4%, from $2.7 million for the quarter ended June 29, 2002 to $2.5 million for the current quarter. The decrease was related to the reduction of Garden Products facilities that occurred subsequent to the June 29, 2002 quarter.

Warehouse and administrative expenses decreased $10.1 million, or 27.0%, from $37.4 million for the quarter ended June 29, 2002 to $27.3 million for the quarter ended June 28, 2003. Warehouse and administrative expenses decreased $1.1 million in Pet Products, $4.0 million in Garden Products and $5.0 million at Corporate. The decrease was due primarily to significantly reduced legal and litigation expenses in the current year quarter and increased purchasing, merchandise handling and storage costs included as inventory costs as a result of the increase in both sales and inventory levels. Expenses were further reduced by the consolidation of Garden Products administrative functions that occurred subsequent to June 29, 2002. In the prior year quarter, increased charges resulted from a discontinued product line as well as insurance costs.

Operating income increased $6.3 million, or 24%, compared to the prior year quarter as a result of increased sales and lower selling, general and administrative expenses.

Net interest expense for the quarter ended June 28, 2003 increased by $1.7 million, or 46.3%, to $5.4 million from $3.7 million for the quarter ended June 29, 2002. Approximately $0.4 million was for fees and expenses in connection with the refinancing of our senior credit facility. The remainder of the increase is due to the higher interest expense primarily associated with higher rates on our $150 million senior subordinated notes due 2013.

Other income decreased $2.8 million from $4.4 million for the quarter ended June 29, 2002 to $1.6 million for the quarter ended June 28, 2003. The decrease is due primarily to $6 million of life insurance proceeds, partially offset by a $2.8 million charge related to the write-down of an equity method investment, included in the quarter ended June 29, 2002. Earnings from equity method investments were $1.6 million for the quarter ended June 28, 2003 compared to $1.2 million for the quarter ended June 29, 2002.

The Company’s effective income tax rate for the quarter ended June 28, 2003 was 40.0% compared with 31.9% for the quarter ended June 29, 2002. The lower effective tax rate in the quarter ended June 29, 2002 was primarily the result of non-taxable insurance proceeds.

Nine Months Ended June 28, 2003

Compared with Nine Months Ended June 29, 2002

Net sales for the nine months ended June 28, 2003 increased by $50.6 million, or 6.1%, to $887.6 million from $837.0 million for the nine months ended June 29, 2002. The increase in net sales was comprised of a $21.7 million, or 6.1%, increase in Pet Products and a $28.9 million, or 6.0%, increase in Garden Products. Increased sales in both segments are the result of increased sales or our branded products, primarily mosquito, fire ant and pest control products, grass and bird seed. The wet spring weather in 2003 dampened our garden sales. However, the impact has been offset by the large population of insects and pests the wet weather has brought and continued concerns over the West Nile virus.

Gross profit for the nine months ended June 28, 2003 increased $9.1 million, or 3.6%, to $262.5 million from $253.4 million for the nine months ended June 29, 2002. Gross profit increased in both Garden Products and Pet Products as a result of increased sales. Gross profit as a percentage of net sales decreased from 30.3% for the nine months ended June 29, 2002 to 29.6% for the nine months ended June 28, 2003. Garden and Pet Product gross margins continued to be impacted by higher than normal grain prices caused by last year’s drought in the Plains states. However, wild bird feed margins are recovering as we use the higher priced grain inventories purchased earlier in the season and from improved pricing to retailers, the last of which was implemented in mid-March.

Selling, general and administrative expenses decreased $4.1 million, or 2.0%, from $203.9 million for the nine months ended June 29, 2002 to $199.8 million for the nine months ended June 28, 2003. As a percentage of net sales, selling, general and administrative expenses decreased from 24.4% for the nine months ended June 29, 2002 to 22.5% for the nine months ended June 28, 2003. The decrease in selling, general and administrative expense was due to decreased facilities and warehouse and administrative expenses partially offset by increased selling and delivery expenses.

Selling and delivery expenses increased by $9.4 million, or 10.1%, from $92.9 million for the nine months ended June 29, 2002 to $102.3 million for the nine months ended June 28, 2003. The increase in revenues in both Garden Products and Pet Products and increased media advertising led to increased selling and delivery expenses.

Facilities expense decreased by $0.8 million, or 9.3%, from $8.5 million for the nine months ended June 29, 2002 to $7.7 million for the nine months ended June 28, 2003. The decrease was primarily related to facility shutdown costs in Pet Products incurred in the prior year period and reduced costs in Garden Products due to facility consolidations subsequent to June 29, 2002.

Warehouse and administrative expenses decreased $12.7 million, or 12.4%, from $102.5 million for the nine months ended June 29, 2002 to $89.8 million for the nine months ended June 28, 2003. Warehouse and administrative expenses decreased $3.5 million in Garden Products, $2.8 million in Pet Products and $6.4 million at Corporate. The decrease was due primarily to significantly reduced legal and litigation expenses in the current fiscal year. Additionally, increased charges from a discontinued product line were incurred in the prior year. Also contributing to the decrease was increased purchasing, merchandise handling and storage costs included as inventory costs as a result of the increase in both sales and inventory. Expenses were further reduced by the consolidation of Garden Products administrative functions that occurred subsequent to June 29, 2002.

Net interest expense for the nine months ended June 28, 2003 increased $3.2 million, or 28.8%, to $14.5 million from $11.3 million for the nine months ended June 29, 2002. The increase is due to $1.8 million of fees and expenses related to the issuance and retirement of debt in fiscal 2003 and the higher interest expense associated with the higher rates on our new capital structure, primarily the $150 million of 9 1/8% senior subordinated notes due 2013.

Other income decreased $2.9 million from $4.8 million for the nine months ended June 29, 2002 to $1.9 million for the nine months ended June 28, 2003. The decrease is due to $6 million of life insurance proceeds, partially offset by a $2.8 million charge related to the write-down of an equity method investment, included in the nine months ended June 29, 2002. Earnings from equity method investments increased $0.3 million in the current fiscal year.

Our effective income tax rate before the cumulative effect of accounting change for the nine months ended June 29, 2002 was 35.3% compared with 40.0% for the nine months ended June 28, 2003. The lower effective tax rate in for the nine months ended June 29, 2002 was primarily the result of non-taxable insurance proceeds.

We recorded net income for the nine months ended June 28, 2003 of $30.0 million compared with $27.8 million, before the effect of adopting Statement of Financial Accounting Standards (“SFAS”) No. 142, in the prior year nine month period. Improved operating results were offset partially by increased interest expense and income taxes and reduced other income. Fully diluted earnings per share improved from $1.36, before the effect of adopting SFAS No. 142, in the prior year nine months to $1.49 in the current year nine months. In addition to the improved net income in the current year, the fully diluted weighted average shares outstanding decreased due to the redemption of our $115 million convertible subordinated notes in February 2003.

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

Cash provided by operating activities decreased $19.0 million from $48.7 million for the nine months ended June 29, 2002 to $29.7 million for the nine months ended June 28, 2003. The decrease was primarily attributable to increased inventory and accounts receivable levels due primarily to softness in sales in the Garden segment and the build up for the expected strong summer demand for insect control products. This was partially offset by increased accounts payable, related to the increased inventory, and accrued expenses due primarily to increased accrued taxes and interest. Net cash used in investing activities increased $4.3 million primarily as a result of capital expenditures associated with the construction of a manufacturing facility. Net cash provided by financing activities increased $87.0 million due to the net proceeds received from the issuance of $150 million of senior subordinated notes in January 2003, $100 million senior term loan in May 2003 and employee stock option exercises. These proceeds were partially offset by the redemption of our $115 million convertible subordinated notes in February 2003, the repayment of the outstanding borrowings under our credit facility in May 2003, and the repayment of two senior secured term loans.

At June 28, 2003, our total debt was $262.0 million versus $233.8 million at June 29, 2002. Net debt, total debt less cash and cash equivalents, was $186.5 million at June 28, 2003 versus $224.6 million at June 29, 2002.

In May 2003, we closed a new $200 million senior secured credit facility consisting of a five-year $100 million revolving credit facility and a six-year $100 million term loan. Interest on the term loan is based on a rate equal to LIBOR plus 2.75% or the prime rate plus 1.25%, at our option. Interest on the revolving credit facility is based on a rate equal to prime plus a margin which fluctuates from 0.25% to 1.25% or LIBOR plus a margin which fluctuates from 1.75% to 2.75%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. This facility is secured by essentially all of the Company’s assets, contains certain financial covenants requiring maintenance of minimum levels of interest coverage and tangible net worth and maximum levels of senior debt to EBITDA and total debt to EBITDA and places a ceiling on the Company’s treasury stock purchases. We were in compliance with all financial covenants as of June 28, 2003. This facility also requires the lenders’ prior written consent to any material investments in or acquisitions of a business. The new facility replaced our $175 million asset-based revolving credit facility. We anticipate the new credit facility will result in slightly higher annual interest expense. A portion of the net proceeds from the $100 million term loan were used to retire the outstanding debt under the asset-based revolving credit facility. The remaining net proceeds will be used to retire other existing debt and, along with the amounts available under the $100 million revolving credit facility, will provide capital for general corporate purposes, acquisitions and investments. No balances were outstanding at June 29, 2003 under the $100 million revolving credit facility.

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

As a result of these refinancings, we have increased our financial flexibility by replacing our long-term debt, putting in place a layer of medium-term capital and increased our access to additional lenders. We believe that this increased financial flexibility will allow us to more effectively pursue growth opportunities and potential acquisitions on a prudent basis.

We believe that cash flows from operating activities, funds available under our credit facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $15.0 million for the next 12 months, including approximately $5.0 million for the construction of a manufacturing facility scheduled for completion in the fall of 2003.

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

Item 4.     Controls and Procedures

(a)    Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) that ensure that information relating to the company required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported in a timely and proper manner. Based upon this review, we believe that there are adequate controls and procedures in place to ensure that information relating to the company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is properly disclosed as required by the Exchange Act and related regulations.

(b)    Changes in internal controls.    There were no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable

Item 3.     Defaults Upon Senior Securities

Not applicable

Item 4.     Submission of Matter to a Vote of Securities Holders

Not applicable

Item 5.     Other Information

Not applicable

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

10.7.1	Modification and Extension of Employment Agreement dated as of February 27, 1998, between Pennington Seed, Inc. and Brooks Pennington III, dated as of May 6, 2003.

10.9	Credit Agreement dated May 14, 2003, between Central Garden & Pet Company and Canadian Imperial Bank of Commerce et al.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)    The following current report on Form 8-K was filed during the quarter ended June 28, 2003:

a.	Form 8-K filed June 9, 2003 regarding the filing of the Company’s financial statements as of September 28, 2002 and September 29, 2001, and for each of the three years in the period ended September 28, 2002.

The following current report on Form 8-K was furnished during the quarter ended June 28, 2003:

b.	Form 8-K filed May 1, 2003 relating to our press release announcing our financial results for the quarter ended March 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY

Registrant

Dated: August 8, 2003

/s/ GLENN W. NOVOTNY

Glenn W. Novotny President and Chief Executive Officer

/s/ STUART W. BOOTH

Stuart W. Booth Vice President and Chief Financial Officer