Form 10-K
period 2003-09-27
CENTRAL GARDEN & PET COMPANY
filed 2003-12-10
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2003

Commission File Number 0-20242

CENTRAL GARDEN & PET COMPANY

(Exact name of registrant as specified in its charter)

Delaware	68-0275553
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒.    No  ☐.

At March 29, 2003, the aggregate market value of the registrant’s Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $354,478,000 and $1,156,000, respectively.

At December 1, 2003, the number of shares outstanding of the registrant’s Common Stock was 18,268,968. In addition, on such date the registrant had outstanding 1,654,462 shares of its Class B Stock, which are convertible into Common Stock on a share-for-share basis.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders - Part III of this Form 10-K.

Central Garden & Pet Company

Index to Annual Report on Form 10-K

For the fiscal year ended September 27, 2003

i

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

ii

MARKET, RANKING AND OTHER DATA

The data included in this Form 10-K regarding markets and ranking, including the size of certain markets and our position and the position of our competitors and products within these markets, are based on independent industry publications, including the National Gardening Survey 2002, an independent survey conducted by Harris Interactive for the National Gardening Association, the 2003-2004 National Pet Owners Survey, published by the American Pet Products Manufacturers Association, Packaged Facts Market Profile: The U.S. Pet Supplies Market, June 2003, and The U.S. Lawn and Garden Market, March 2003, each published by Packaged Facts, a consumer market research company, Nursery Retailer Magazine, or other published industry sources or our estimates based on management’s knowledge and experience in the markets in which we operate. Our estimates have been based on information provided by customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. We believe these estimates to be accurate as of the date of this Form 10-K. However, this information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. As a result, you should be aware that market, ranking and other similar data included in this Form 10-K, and estimates and beliefs based on that data, may not be reliable.

iii

PART I

Item 1.	Business

BUSINESS

Our Company

Central Garden & Pet Company is a leading innovator, marketer and producer of quality branded products for the pet and lawn and garden supplies markets. We are one of the largest companies in the fragmented, $7.5 billion U.S. pet supplies industry and in the $51.9 billion U.S. lawn and garden supplies industry. Our pet products include pet bird, small animal and wild bird food, aquarium products, flea, tick, mosquito and other insect control products, edible bones, cages, carriers, pet books, and other dog, cat, reptile and small animal products. These products are sold under a number of brand names, including Kaytee, All-Glass Aquarium, Oceanic, Zodiac, Pre-Strike, Altosid, Nylabone, TFH and Four Paws. Our lawn and garden products include grass seed, wild bird food, weed and insect control products, decorative outdoor patio products and ant control products. These products are sold under a number of brand names, including Pennington, Norcal Pottery, Lilly Miller, Matthews Four Seasons, AMDRO and Grant’s. In fiscal 2003, our consolidated net sales were  $1.15 billion, of which our pet products segment, or Pet Products, accounted for $501.7 million and our lawn and garden products segment, or Garden Products, accounted for $643.3 million. In fiscal 2003, our income from operations was $72.3 million, of which Pet Products accounted for $52.7 million and Garden Products accounted for $39.3 million, before corporate expenses and eliminations of $19.7 million.

Recent Developments

Debt Refinancing and Interest Rate Swap. In January 2003, we issued $150,000,000 aggregate principal amount of 9 1/8% Senior Subordinated Notes due 2013. The net proceeds of the offering were used to redeem our outstanding 6% convertible notes due November 2003 and reduce a portion of the outstanding indebtedness under our then outstanding senior credit facilities. Subsequent to year end, we entered into a $75 million pay-floating interest rate swap effectively converting 50% of these notes to a floating rate of LIBOR + 4.04%. The interest rate swap incorporates by reference all covenants, terms and provisions of our senior secured credit facility.

New Credit Facility. In May 2003, we closed a new $200 million senior secured credit facility. The new credit facility consists of a five-year $100 million revolving credit facility and a six-year $100 million term loan. The new facility replaced our $175 million asset-based revolving credit facility. The net proceeds from the new facility were used to retire outstanding debt under our old asset-based revolving credit facility and other existing debt. The remaining proceeds and future borrowing capacity will provide capital for general corporate purposes and acquisitions and investments. In October 2003, we reduced the pricing on the term loan portion of our credit facility by 0.50% from LIBOR + 2.75% to LIBOR + 2.25%.

Business Background

During the past several years, we have transitioned our company to a leading marketer and producer of branded products from a traditional pet and lawn and garden supplies distributor. We initiated this transition because we recognized the opportunity to build a portfolio of leading brands and improve profitability by capitalizing on our knowledge of the pet and lawn and garden supplies sectors, our strong relationships with retailers, and our nationwide sales and logistics network. Our goal was to diversify our business and improve operating margins by establishing a portfolio of leading brands. Since 1997, we have acquired numerous branded products companies and product lines, including Wellmark and Four Paws in fiscal 1997; Kaytee Products, TFH and Pennington Seed in fiscal 1998; Norcal Pottery in fiscal 1999; AMDRO and All-Glass Aquarium in fiscal 2000; Lilly Miller in fiscal 2001; and Alaska Fish Fertilizer in fiscal 2002.

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

Virtually all of our sales before fiscal 1997 were from distributing other manufacturers’ products. Since then, our branded product sales have grown to approximately $863 million, or approximately 75% of total sales, in fiscal 2003. During this same period, our sales of other manufacturers’ products have declined to approximately $282 million, or approximately 25% of total sales, and our gross profit margins have improved from 13.6% in fiscal 1996 to 29.1% in fiscal 2003.

Competitive Strengths

We believe we have the following competitive strengths which serve as the foundation of our business strategy:

•	Market Leadership Positions Built on Strong Brand Portfolio. We are the leader in the premium branded U.S. pet supplies market and one of the leaders in the U.S. consumer lawn and garden supplies market. We have a diversified portfolio of brands, most of which we believe are among the leading brands in their respective U.S. market categories. The majority of our brands have been marketed and sold for more than 20 years and have developed strong brand name recognition, which creates wide appeal, leads to repeat purchases and provides our retail customers with strong sell-through. We constantly seek to enhance our brand strength and awareness through high quality products, premium packaging, product innovation, advertising and consumer and retailer education.

•	Strong Relationships with Retailers. We have developed strong relationships with major and independent retailers through product innovation, premium brand names, broad product offerings, captive sales and logistics capabilities and a high level of customer service. Major retailers value the efficiency of dealing with a limited number of suppliers with national scope and strong brands. These strengths have made us one of the largest pet supplies vendors to Wal*Mart, PETsMART and PETCO and among the largest lawn and garden supplies vendors to Wal*Mart, Home Depot and Lowe’s. In addition, we are the bird and small animal, and flea and tick control “category managers” at PETsMART and the wild bird feed, grass seed and pottery “category advisor” at Wal*Mart. In 2003, we won the “Strategic Vendor of the Year” award from PETCO, and Kaytee won the “Vendor of the Year” award from Ace Hardware. Also in 2003, Pennington was selected by Wal*Mart as the “lawn and garden supplier of the quarter” for the third quarter of 2002; by Lowe’s as “nursery supplier of the year for 2002,” and by Sam’s Club as “co-managed supplier of the quarter” for the fourth quarter of 2002. We believe our ability to service the rapid growth of large retailers, to meet their unique needs for packaging and point of sale displays, and to offer new innovative products, provide us with a competitive advantage. Independent retailers value our high level of customer service and broad array of high margin, premium branded products, and we believe we are the largest supplier to independent pet supplies retailers in the United States. Recently, our pet sales and logistics business was voted “Distributor of the Year” by Pet Business, a leading industry publication.

•

Innovative New Products. We have developed a reputation for introducing innovative and high quality products. We continuously seek to introduce new products at a reasonable cost, both as complementary extensions of existing product lines and as new product categories. We have received numerous awards for our new pet products, including several in the American Pet Products Manufacturing Association’s “Best New Product Award” category. In the aquarium category, we have received awards for our Mini-Bow 5 aquariums and the Geneva line of upscale aquarium furniture. In the dog and cat category, we have received awards for our Nylabone Chew & Brush Edible Bone and our Big Chews for Big Dogs

point-of-purchase display. Kaytee has also been recognized for its Satori Koi and goldfish foods in the pond category and for their Yogurt Dips in the bird area. In addition, in 2003 we received “Best New Product” awards from Pet Business for our Oceanic Contrast series of premium aquatic furniture and cabinetry and for our Kaytee Exact premium bird food.

•	Favorable Industry Characteristics. The pet and lawn and garden supplies markets have grown, even during recent periods of economic and political uncertainty, and are expected to continue to grow, due to favorable demographic and leisure trends. According to Packaged Facts, retail sales of pet supplies are expected to grow 8.2% annually from $7.5 billion in 2002 to $11.1 billion by 2007. The key demographics bolstering our markets are the growth rates in the number of children under 18 and the number of adults over age 55. In particular, the 55-64 age group is projected to grow at a compounded annual growth rate of approximately 4% through 2010. Households with children tend to own more pets, and adults over 55 are more likely to be “empty nesters” who keep pets as companions, and have more disposable income and leisure time available for both pets and garden activities. In addition, we believe economic and political uncertainty tend to increase the proportion of at-home leisure activity compared to travel. Many of our products, such as dog bones, grooming supplies and pest control, are routinely consumed and replenished.

•	Sales and Logistics Networks. We are a leading supplier to independent specialty retail customers for the pet and lawn and garden supplies markets through our sales and logistics networks. We believe our sales and logistics networks give us a significant competitive advantage over other suppliers that do not have this capability. These networks provide us with key access to independent pet specialty retail stores and retail lawn and garden customers for our branded products, facilitating:

•	acquisition and maintenance of premium shelf placement;

•	prompt product replenishment;

•	customization of retailer programs;

•	quick responses to changing customer and retailer preferences;

•	rapid deployment and feedback for new products; and

•	immediate exposure for acquired brands.

We plan to continue to utilize our team of dedicated sales people and our sales and logistics networks to expand sales of our branded products.

•	Experienced and Incentivized Management Team. Our senior management team has significant experience in the pet and lawn and garden supplies industries. William E. Brown, our Chairman, acquired our predecessor 23 years ago, and Glenn W. Novotny has been our Chief Executive Officer since June 2003 and our President since 1990. Mr. Novotny was previously with Weyerhaeuser Corporation in a variety of management positions for 20 years. Our executive officers also collectively own, individually or in partnership with members of their families, approximately 15% of our common shares.

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

•	Continue New Product and Packaging Innovation. We will continue to leverage the strength of our leading brand names by introducing innovative new products and packaging, extending existing product lines and entering new product categories. Our new product strategy seeks to capitalize on our strong brand names, established customer relationships and history of product innovation. Some of the products we have recently introduced include the Mini-Bow 5 and Mini-Bow 2.5 aquariums, the All-Glass Geneva and the Oceanic Contrast Collection lines of upscale aquarium furniture, the Nylabone Chew & Brush Edible Bone, the Eliminator Pump & Spray private label garden chemical line for Wal*Mart, AMDRO Broadcast yard treatment, and the Pre-Strike line of mosquito control products. We have also made investments in our corporate sales and marketing infrastructure in the areas of product development, category management and key account sales support.

•	Continue to Improve Margins. We believe there is an opportunity to continue to improve our gross and operating margins through increased sales of our higher margin branded products, cost reductions, product innovation and leveraging of our existing infrastructure. We consolidated our sales and logistics centers and made capital improvements to some of our manufacturing facilities to reduce costs and improve manufacturing efficiencies.

•	Pursue Strategic Acquisitions of Branded Companies. We plan to continue to make selected strategic acquisitions of consumer product companies that complement our existing brands and product offerings. Management has substantial experience in acquiring branded products companies. By leveraging our marketing, manufacturing and sales and logistics capabilities, we believe we can increase the sales and improve the operating efficiencies of acquired companies. We look for companies with the potential to have the top one or two brands in their categories. The characteristics we seek when evaluating target companies are strong brand names, high quality and innovative product offerings, an experienced management team and a history of organic earnings growth. We would expect to finance our acquisitions through a combination of operating cash flows, debt and equity.

Pet Products Business

Overview

We are the leading marketer and producer of premium branded pet supplies in the United States. We believe that most of our brands are the number one or two brands in their respective U.S. market categories. In addition, Pet Products operates the largest sales and logistics network in the industry, which strategically supports its brands. In fiscal 2003, Pet Products accounted for $501.7 million of our consolidated net sales and income from operations of $52.7 million before corporate expenses and eliminations.

Industry Background

According to the 2003-2004 APPMA National Pet Owners Survey, pets have become increasingly popular in the United States, with an estimated 62% of U.S. households owning one pet and 46% owning two or more pets in 2002. The pet industry includes pets, food and supplies, and we operate primarily in the higher margin pet supplies segment of the industry. This segment includes products such as dog and cat toys, collars, leashes, cages, habitats, books, vitamins, supplements, shampoos, flea and tick control, aquariums and aquatic supplies. According to Packaged Facts, retail sales of pet supplies were approximately $7.5 billion in 2002, up 18% from 1998, and are expected to grow 8.2% annually to $11.1 billion by 2007.

We believe this growth is due in significant part to favorable demographic and leisure trends, which we expect to continue. The key demographics bolstering the U.S. pet supplies market are the growth rates in the number of children under 18 and the number of adults over age 55. According to U.S. census data, the 55-64 age group is expected to grow at a compounded annual growth rate of approximately 4% through 2010. Households with children tend to own more pets, and adults over 55 are more likely to be “empty nesters” who keep pets as companions, and have more disposable income and leisure time available for pets. In addition, we believe economic and political uncertainty tend to increase the proportion of at-home leisure activity compared to travel, and many pet supplies products (e.g. dog bones, grooming supplies, pest control, etc.) are routinely consumed and replenished.

The U.S. pet supplies market is highly fragmented with over 2,000 manufacturers, consisting primarily of small companies with a limited product line. Virtually all of these manufacturers do not have a captive sales and logistics network and must rely on us or other independent distributors to supply their products to regional pet specialty chains and independent retailers.

The pet food and supplies industry retail channel also remains fragmented, with over 15,000 independent pet supply stores in the United States and only two national specialty retailers, PETsMART and PETCO. These two “pet superstores” have been growing rapidly, and pet products have also become a growing category in mass merchandisers, discounters and grocery outlets. PETsMART and PETCO typically offer the broadest product selection with competitive prices and a growing array of pet services. Mass merchandisers, supermarkets and discounters have historically carried a limited product assortment that primarily features pet food. We believe these retailers are devoting more shelf space to meet increased consumer demand for premium pet supplies. Independent pet stores typically have a relatively broad product selection and attempt to differentiate themselves by offering premier brands and knowledgeable service.

Proprietary Branded Pet Products

Our principal pet supplies product lines include the Kaytee line of bird and small animal food, the All-Glass, Oceanic Systems and Island Aquarium line of aquariums, the Wellmark line of flea, tick and mosquito products and professional insect control products, the TFH line of Nylabone premium dog chews, pet carriers and pet books, and the Four Paws’ line of dog, cat, small animal and reptile products. Pet Products has a history of product and packaging innovation and has earned 25 industry awards since 2000.

Kaytee. Kaytee is one of the largest marketers and producers of food for pet birds, wild birds and small animals (e.g. rabbits and hamsters). Kaytee manufactures products primarily under the Kaytee brand name and has a strong history of developing innovative new products, such as the Exact line of pet bird and small animal food. In 2003, Kaytee received the “Vendor of the Year” award from Ace Hardware and also earned “Best New Product” award from Pet Business for its Exact premium bird food. Over the past four years, Kaytee has won 14 industry awards. Kaytee was founded in 1892.

All-Glass Aquariums. We are the largest producer of aquariums, terrariums and related lighting systems and furniture in the United States. We sell these products under the All-Glass Aquarium, Oceanic and Island Aquarium brand names. All-Glass Aquarium has been a leader in marketing and popularizing innovative new aquarium products such as bow front technology, mini-bow and upscale aquarium furniture. In 2003, Oceanic was recognized by Pet Product News, a leading industry publication, for their bow front and stainless steel aquarium combination. All-Glass Aquarium has won ten industry awards in the past four years, more than any other aquarium company. All-Glass Aquarium was founded in 1967.

Wellmark. Wellmark is a leading marketer and producer of flea, tick, mosquito and other insect control products for both professional end users and consumers. These products are sold primarily under the Zodiac, Altosid, Extinguish and Pre-Strike brand names. Wellmark is the only domestic producer of (S)-Methoprene, which is an active ingredient to control mosquitoes, fleas, ticks, ants and mites in many professional and consumer insect control applications. We also sell (S)-Methoprene to manufacturers of other flea and tick control products, including Frontline Plus. In 2002, Wellmark launched Pre-Strike, a mosquito control product for consumers which kills mosquitoes before they hatch, including those which may transmit the deadly West Nile virus. In 2003, our Pre-Strike line gained prominent placement in major retailers across the country. Wellmark frequently adapts professional products for consumer applications. Wellmark was founded in 1985.

TFH. TFH is a leading marketer and producer of premium dog chews, edible bones, carriers and other pet products. TFH produces these products primarily under the Nylabone, Dental Chew, Healthy Edibles and TFH brand names and has a strong history of developing innovative new products, such as the Nylabone Fold-Away Pet Carrier, Chew & Brush Edible Bone and numerous dog toys. Most recently, TFH won industry packaging awards for “The Big Chew” line of products and its “Big Chews for Big Dogs Bones” point of purchase display. In addition, TFH is a leading producer of pet books. In 2003, Pet Business recognized TFH as providing the leading pet book program in the industry. Over the past four years, TFH has won 17 industry awards. TFH was founded in 1952.

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

Sales and Logistics Network

Our sales and logistics network, consisting of eight facilities, exists primarily to promote our proprietary brands and provides us with key access to over 15,000 independent specialty retail stores for our branded products. This includes acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick responses to changing customer and retailer preferences, rapid deployment and feedback for new products and immediate exposure for acquired brands. The network also sells many other manufacturers’ brands of pet supplies and combines these products with our branded products into single shipments enabling our independent customers to deal with us on a cost effective basis to meet their pet supplies requirements.

Sales and Marketing

Our sales strategy is multi-tiered and designed to capture maximum market share with retailers. Our customers include retailers, such as regional and national specialty pet stores, independent pet retailers, mass merchants and grocery stores, and professionals, such as insect control manufacturers and veterinarians. PETsMART accounted for approximately 10% of Pet Products’ net sales in fiscal years 2003 and 2002. PETCO is also a significant customer; however, no other single customer accounted for more than 10% of Pet Products’ sales in fiscal years 2003, 2002 and 2001.

To maximize our product placement and visibility in retail stores, we market our products through the following complementary strategies:

•	each of our brands has a dedicated sales force that focuses on their specific products across all trade channels;

•	our sales and logistics network, which includes sales and marketing personnel, focuses on gaining product and program placement at thousands of independent retailers;

•	dedicated account-managers and sales teams for several of our largest customers; and

•	independent distributors who sell our brands.

Our marketing strategy is brand, trade channel and customer specific. Our focus is on innovation, premium packaging, product positioning and leveraging our high quality brand names with line extensions. To execute this strategy, we partner closely with our customers to identify their needs, jointly develop strategies to meet those needs, and deliver programs that include newspaper, radio, trade journals, and direct consumer mailings.

Manufacturing

Pet Products currently manufactures the majority of its branded products in 12 manufacturing facilities. In addition, certain of our proprietary branded products are manufactured by contract manufacturers. We have entered into an exclusive arrangement with a third party to manufacture (S)-Methoprene, the active ingredient in our flea and tick products. We have not experienced supply interruptions from this manufacturer in the past, and we maintain an inventory of (S)-Methoprene that we believe is sufficient to sustain our own production if substitute manufacturing capability for (S)-Methoprene should become necessary.

Purchasing

Pet Products purchases most of its raw materials from a number of different suppliers. In addition, we purchase one of the raw materials used to manufacture (S)-Methoprene from a single source of supply. Pet Products maintains an inventory of this raw material (in addition to our (S)-Methoprene inventory) to reduce the possibility of any interruption in the availability of (S)-Methoprene, but a prolonged delay in obtaining (S)-Methoprene or this raw material could result in a temporary delay in product shipments and have an adverse effect on Pet Products’ financial results.

The principal raw materials required for Kaytee’s bird food manufacturing operations are bulk commodity grains, including millet, milo, wheat and sunflower seeds, which are generally purchased from large national commodity companies and local grain cooperatives. In order to ensure an adequate supply of seed to satisfy expected production volume, Kaytee enters into contracts up to two years in advance to purchase grain and seed at future dates by fixing the quantity, and often the price, at the commitment date.

Competition

The pet supplies industry is highly competitive. Our branded pet products compete against national and regional branded products and private label products produced by various suppliers. Our largest competitor is Hartz. Pet Products competes primarily on the basis of brand recognition, innovation, upscale packaging, quality and service. Pet Products’ sales and logistics operations compete with a number of smaller local and regional distributors, with competition based on product selection, price, service and personal relationships.

Garden Products Business

Overview

We are a leading company in the consumer lawn and garden market in the United States and offer both premium and value-oriented branded products. We market and produce a broad array of premium brands, including Pennington, AMDRO, Norcal Pottery, Lilly Miller, Matthews Four Seasons and Grant’s. We also market and produce value brands that offer products comparable in quality to premium brands at lower prices, including Wal*Mart’s private label brand. In addition, Garden Products operates a sales and logistics network that strategically supports its brands. In fiscal 2003, Garden Products accounted for $643.3 million of our consolidated net sales and income from operations of $39.3 million before corporate expenses and eliminations.

Industry Background

We believe that gardening is one of the most popular leisure activities in the United States, with approximately 80% of all U.S. households, or an estimated 85 million households, participating in one or more lawn and garden activities in 2002. Retail sales of lawn and garden supplies in the United States totaled

$51.9 billion in 2002. We believe that the industry will continue to grow over the next several years due to favorable demographic trends. The key demographic bolstering our lawn and garden markets is the growth rate in the number of adults over age 55, who are more likely to be “empty nesters” and have more disposable income and leisure time available for garden activities. As the baby boom generation ages, this segment is expected to grow faster than the total population. According to U.S. census data, the 55-64 age group is expected to grow at a compounded annual growth rate of approximately 4% through 2010. We believe that this demographic should increase the number of lawn and garden product users.

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

Proprietary Branded Lawn and Garden Products

Our principal lawn and garden product lines are grass seed, wild bird food, lawn care products, decorative outdoor patio products and ant control products. We have one of the largest value brands in grass seed through Wal*Mart’s private label program; the largest wild bird food product through our Pennington brand; and the leading fire ant bait through our AMDRO brand. We are also a leading marketer of indoor and outdoor pottery products through our Norcal Pottery brand.

Grass Seed. We are a leading marketer and producer of numerous mixtures and blends of cool and warm season turf grass for both the residential and professional markets, as well as forage and wild game seed mixtures. We sell these products under the Pennington Seed, Pennington, Penkoted, Max-Q, ProSelect, Tournament Quality and MasterTurf brand names. We also offer Lofts and Rebel premium grass seed products to our customers under a license arrangement. We also produce private label brands of grass seed, including Wal*Mart’s private label grass seed. Recently, the National Turfgrass Evaluation Program evaluated Pennington’s Princess turf type seeded Bermudagrass as the best overall Bermudagrass. The Pennington grass seed manufacturing facilities are some of the largest and most modern seed conditioning facilities in the industry.

Wild Bird Food Products. We are a leading marketer and producer of wild bird feed in the United States. These products are sold primarily under the Pennington brand name. Our wild bird feed is treated with Bird-Kote, a nutritious coating made up of vegetable oil, which has been fortified with oil soluble vitamins, and elements needed by wild birds.

Lawn and Garden Chemicals. We are a leading marketer of lawn and garden weed, moss control and insect control products. We sell these products under the Knockout, Strike, Lilly Miller, Maxide, Alaska Fish Fertilizer and IMAGE brand names and the Eliminator private label for Wal*Mart. We also manufacture several lines of lawn and garden fertilizers, including granular products and liquid plant foods, soil and mulch under several brands, including Pennington, Pro Care and other private and controlled labels.

Decorative Patio and Garden Products. We are a leading marketer of decorative indoor and outdoor pottery products in the United States. We sell these products nationwide under the Norcal Pottery brand name which includes terra cotta, stoneware, ceramic and porcelain pots. We also manufacture a complete line of wooden garden products, including planters, barrel fountains, arbors and trellises that are sold under the Matthews Four Seasons brand name. In addition, we have an equity stake in Cedar Works, a leading producer of wooden bird feeders.

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

To maximize our product placement and visibility in retail stores, we market our products through the following four complementary strategies:

•	dedicated sales forces for each of our brand groups;

•	our sales and logistics network, which includes sales and merchandising personnel to service independent retailers on a weekly basis, especially during the prime spring and summer seasons;

•	dedicated account-managers and sales teams for several of our largest customers; and

•	independent distributors who sell our brands.

Our marketing department develops our consumer and retailer support plans, including cooperative advertising. We also promote our products to consumers and retailers through advertisements in trade journals, magazines and seasonal radio and television commercials.

Manufacturing

Garden Products currently operates 17 manufacturing facilities. In addition, certain of its proprietary branded products are manufactured by contract manufacturers. The primary sales and logistics centers for Pennington’s products are located both near the point of manufacture and at strategically located warehousing facilities.

Purchasing

Most of the raw materials purchased by Garden Products are acquired from a number of different suppliers. Garden Products obtains grass seed from various sources. The principal raw materials required for our wild bird food manufacturing operations are bulk commodity grains, including millet, milo, wheat and sunflower seeds, which are generally purchased from large national commodity companies and local grain cooperatives. In order to ensure an adequate supply of seed to satisfy expected production volume, Pennington enters into contracts up to five years in advance to purchase grain and seed at future dates by fixing the quantity, and often the price, at the commitment date. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” The key ingredients in our fertilizer and insect and weed control products are various commodity and specialty chemicals including phosphates, urea, potash, herbicides, insecticides and fungicides. Garden Products obtains its raw materials from various sources, which it presently considers to be adequate. No one source is considered to be essential to Garden Products. Garden Products has never experienced a significant interruption of supply.

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

Significant Customers

Wal*Mart represented approximately 21% of Central’s net sales in fiscal 2003, 20% in fiscal 2002 and 21% in fiscal 2001 and represented approximately 34% of Garden Products’ sales in fiscal 2003, 31% in fiscal 2002 and 33% in fiscal 2001. PETsMART represented approximately 10% of Pet Products’ net sales in fiscal 2003 and 2002 and 8% in fiscal 2001. Sales to Home Depot represented approximately 15% of Garden Products’ sales in fiscal 2003, 13% in fiscal 2002 and 12% in fiscal 2001.

Patents and Other Proprietary Rights

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

In addition to patents, we have numerous active ingredient registrations, end-use product registrations and trade secrets, including certain technology used in the Wellmark business for the production of (S)-Methoprene, which has been licensed to us from Novartis. This license is perpetual but non-exclusive. In addition, we have developed certain improvements that are proprietary to us relating to the synthesis of (S)-Methoprene. The success of certain portions of our business, especially our Wellmark business, partly depends on our ability to continue to maintain trade secret information which has been licensed to us, and to keep both licensed and owned trade secret information confidential.

Along with patents, active ingredient registrations, end use product registrations and trade secrets, we own a number of trademarks, service marks, trade names and logotypes. Many of our trademarks are registered but some are not. We are not aware of any reason we cannot continue to use our trademarks, service marks and trade names in the way that we have been using them.

Employees

As of September 27, 2003, we had approximately 4,000 employees of which approximately 3,800 were full-time employees and 200 were temporary or part-time employees. We also hire substantial numbers of additional temporary employees for the peak lawn and garden shipping season of February through June to meet the increased demand experienced during the spring and summer months. All of our temporary employees are paid on an hourly basis. Except for certain employees at a Kaytee facility in Rialto, California, none of our employees is represented by a labor union. We consider our relationships with our employees to be good.

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

Environmental regulations may affect us by restricting the manufacturing or use of our products or regulating their disposal. Regulatory or legislative changes may cause future increases in our operating costs or otherwise affect operations. Although we believe we are and have been in substantial compliance with such regulations and have strict internal guidelines on the handling and disposal of our products, there is no assurance that in the future we may not be adversely affected by such regulations or incur increased operating costs in complying with such regulations. However, neither the compliance with regulatory requirements nor our environmental procedures can ensure that we will not be subject to claims for personal injury, property damages or governmental enforcement. For a discussion of potential environmental issues arising from a fire in our Phoenix sales and logistics facility, please see “Item 3 – Legal Proceedings, Phoenix Fire” below.

Executive Officers

The following table sets forth the name, age and position of our executive officers as of December 1, 2003.

Name	Age	Position

William E. Brown	62	Chairman of the Board

Glenn W. Novotny	56	President, Chief Executive Officer and Director

Stuart W. Booth	52	Vice President, Chief Financial Officer and Secretary

Brooks M. Pennington III	49	Chief Executive Officer and President of Pennington Seed, Inc. and Director

William E. Brown has been our Chairman since 1980. Until June 2003, Mr. Brown also served as our Chief Executive Officer. From 1977 to 1980, Mr. Brown was Senior Vice President of the Vivitar Corporation with responsibility for Finance, Operations, and Research & Development. From 1972 to 1977, he was with McKesson Corporation where he was responsible for its 200-site data processing organization. Prior to joining McKesson Corporation, Mr. Brown spent the first 10 years of his business career at McCormick, Inc. in manufacturing, engineering and data processing.

Glenn W. Novotny has been our Chief Executive Officer since June 2003 and our President since June 1990. Mr. Novotny was President of Weyerhaeuser Garden Supply from 1988 until June 1990. Prior to joining Central, he was with Weyerhaeuser Corporation for 20 years with a wide range of managerial experience including manufacturing, accounting, strategic planning, sales, general management and business turnarounds.

Stuart W. Booth has been our Vice President, Chief Financial Officer and Secretary since January 2002. From January 2001 to October 2001, he was Chief Financial Officer of Respond TV, an interactive television infrastructure and services company. From June 1998 until January 2001, Mr. Booth was the Principal Vice President and Treasurer of Bechtel Group, Inc., an international engineering and construction company, where he was responsible for global bank relationships and financial operations including credit, cash management and foreign exchange operations. Prior to working at Bechtel, Mr. Booth was the Senior Vice President, Finance and Development with PG&E Enterprises, the first non-regulated business unit of Pacific Gas and Electric Company.

Brooks M. Pennington III joined Central in February 1998 when we acquired Pennington Seed, Inc. Mr. Pennington has been the President and Chief Executive Officer of Pennington Seed, Inc. since June 1994, and prior thereto, he was the Senior Vice President, Legal, Finance and Administration of Pennington Seed, Inc. Mr. Pennington is not a corporate officer of Central, but because he is the chief executive officer of a principal subsidiary and a director of Central he is deemed to be an executive officer by virtue of the Securities and Exchange Commission rules.

Available Information

Our Web site is http://www.centralgardenandpet.com. We make available free of charge, on or through our Web site, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing or furnishing such reports with the Securities and Exchange Commission. Information contained on our Web site is not part of this report.

Item 2.	Properties

We currently operate 29 manufacturing facilities totaling approximately 2,987,000 square feet and 27 sales and logistics facilities totaling approximately 2,854,000 square feet. Most sales and logistics centers consist of office and warehouse space, and several large bays for loading and unloading. Each sales and logistics center provides warehouse, distribution, sales and support functions for its geographic area. Our executive offices are located in Lafayette, California.

The table below lists Pet Products’ manufacturing and sales and logistics facilities:

Location	Type of Facility	Owned or Leased
Fontana, CA	Manufacturing	Leased
Rialto, CA	Manufacturing	Owned
Sacramento, CA	Sales and Logistics	Leased
Santa Fe Springs, CA	Sales and Logistics	Leased
Miami, FL	Sales and Logistics	Leased
Tampa, FL	Sales and Logistics	Leased
Norcross, GA	Sales and Logistics	Leased
Abilene, KS	Manufacturing	Owned
Mahwah, NJ	Sales and Logistics	Leased
Neptune City, NJ	Manufacturing	Leased
Neptune City, NJ	Manufacturing	Owned
Hauppauge, NY	Manufacturing	Owned
Hauppauge, NY	Manufacturing	Leased
Cressona, PA	Manufacturing	Owned
Dallas, TX	Manufacturing	Leased
Dallas, TX	Manufacturing	Owned
Houston, TX	Sales and Logistics	Leased
Algona, WA	Sales and Logistics	Leased
Chilton, WI	Manufacturing	Owned
Franklin, WI	Manufacturing	Owned

The table below lists Garden Products’ manufacturing and sales and logistics facilities:

Location	Type of Facility	Owned or Leased
Cullman, AL	Sales and Logistics	Owned
Roll, AZ	Manufacturing	Owned
Yuma, AZ	Manufacturing	Leased
El Centro, CA	Manufacturing	Owned
Ontario, CA	Sales and Logistics	Leased
Richmond, CA	Sales and Logistics	Leased
Sacramento, CA	Sales and Logistics	Leased
San Leandro, CA	Manufacturing	Leased
San Leandro, CA	Sales and Logistics	Leased
Santa Fe Springs, CA	Sales and Logistics	Leased
Stockton, CA	Manufacturing	Leased
Longmont, CO	Manufacturing	Owned
Clearwater, FL	Manufacturing	Leased
Orlando, FL	Sales and Logistics	Leased
Eatonton, GA	Manufacturing	Owned
Eatonton, GA	Sales and Logistics	Leased
Madison, GA (2)	Manufacturing	Owned
Madison, GA	Manufacturing	Leased
Madison, GA	Sales and Logistics	Leased
Madison, GA	Sales and Logistics	Owned
Shady Dale, GA	Manufacturing	Owned
Hammond, LA	Sales and Logistics	Owned
Laurel, MD	Sales and Logistics	Leased
Bolivar, MO	Manufacturing	Leased
Greenfield, MO (2)	Manufacturing	Owned
Greenfield, MO	Sales and Logistics	Owned
Sidney, NE	Manufacturing	Owned
Lebanon, OR	Manufacturing	Owned
Portland, OR	Sales and Logistics	Leased
Columbia, SC	Sales and Logistics	Owned
Grand Prairie, TX	Sales and Logistics	Leased
Houston, TX	Sales and Logistics	Leased
Kenbridge, VA	Sales and Logistics	Leased
Algona, WA	Sales and Logistics	Leased

We lease ten of our manufacturing facilities and 22 of our sales and logistics facilities. These leases generally expire between 2004 and 2008. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. The facilities we own are subject to major encumbrances under our principal credit facility. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks and warehousing, transportation and computer equipment.

Item 3.	Legal Proceedings

TFH Litigation. In December 1997, Central acquired all of the stock of TFH Publications, Inc. (“TFH”). In connection with the transaction, Central made a $10 million loan to the sellers, which was evidenced by a Promissory Note. In September 1998, the prior owners of TFH brought suit against Central and certain executives of Central for damages and relief from their obligations under the Promissory Note, alleging, among other things, that Central’s failure to properly supervise the TFH management team had jeopardized their prospects of achieving certain earnouts. Central believes that these allegations are without merit. Central counterclaimed against the prior owners for enforcement of the Promissory Note, rescission and/or damages and other relief, alleging, among other things, fraud, misrepresentation and breach of fiduciary duty by the prior owners of TFH. These actions, Herbert R. Axelrod and Evelyn Axelrod v. Central Garden & Pet Company; Glen S. Axelrod; Gary Hersch; William E. Brown; Robert B. Jones; Glenn Novotny; and Neill Hines, Docket No. MON-L-5100-99, and TFH Publications, Inc. v. Herbert Axelrod et al., Docket No. L-2127-99 (consolidated cases), are in the New Jersey Superior Court. The Court has scheduled the trial to begin in February 2004.

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

In April 2002, trial occurred on the claims and counterclaims of the parties (excluding one oral contract claim that was severed from the remainder of the case). The net verdict was in favor of Scotts in the amount of $10.4 million which had previously been recorded as an obligation by the Company. Scotts and Central filed post-trial motions. In a March 20, 2003 order, the district court denied Scotts’ motion for attorneys’ fees, granted Scotts’ motion to set aside $750,000 of the jury amount awarded to Central, denied Central’s motion for a new trial, granted Central’s motion for prejudgment interest, and granted in part and denied in part Scotts’ motion for prejudgment interest. The court directed each party to re-determine the amount of their respective interest claims in light of the Court’s ruling and to submit their respective determinations. On July 11, 2003, the Court issued an order resolving the remaining prejudgment interest issues and directing the parties to submit calculations in accordance with its decision. Pursuant to this order, the Court awarded prejudgment interest to Scotts in the net amount of $2.8 million. On October 3, 2003, Central and Scotts settled the oral contract claim that had previously been severed from the remainder of the case. Pursuant to the settlement, Scotts reduced the judgment amount by $300,000. Central and Scotts have each filed notices of appeal from different aspects of the prior judgment and post-judgment orders. In connection with the appeal, Central has posted approximately $15 million into an escrow account.

On July 7, 2000, Central filed suit against Scotts and Pharmacia Corporation (formerly know as Monsanto Company) seeking damages and injunctive relief for, among other things, violations of the antitrust laws. See Central Garden & Pet Company, v. The Scotts Company, and Pharmacia Corporation, formerly known as Monsanto Company, Docket No. C 00 2465, (U.S. Dist Ct. N.D. Cal.). Pursuant to a settlement reached with Pharmacia, Central and Pharmacia agreed that all antitrust claims against Pharmacia and Monsanto would be resolved, and the federal action has been dismissed as to Pharmacia and Monsanto. In May 2002, Scotts filed a motion for summary judgment in the federal action based on res judicata. The court granted the res judicata motion. Central has appealed the judgment entered pursuant to the court’s order. Oral argument on the appeal took place on November 6, 2003.

Central does not believe that the outcome of the above remaining matters will have a material adverse impact on its operations, financial position, or cash flows.

Phoenix Fire. On August 2, 2000, a fire destroyed Central’s leased warehouse space in Phoenix, Arizona, and an adjoining warehouse space leased by a third party. On July 31, 2001, the adjoining warehouse tenant filed a lawsuit against Central and other parties in the Superior Court of Arizona, Maricopa County, seeking to recover $47 million for property damage from the fire. See Cardinal Health Inc., et al. v. Central Garden & Pet Company, et al., Civil Case No. CV2001-013152. Local residents also filed a purported class action lawsuit alleging claims for bodily injury and property damage as a result of the fire. This lawsuit has now been settled as to all parties, subject to Court approval. As part of the settlement, Central’s liability insurers will pay $8 million on behalf of Central, once the settlement becomes final in early 2004. The building owner and several nearby businesses have also filed lawsuits for property damage and business interruption, which are being coordinated with the remaining tenant lawsuit. Each of these lawsuits is currently pending in the Superior Court of Arizona, Maricopa County. The Arizona Department of Environmental Quality, after monitoring the cleanup operations and asking Central, the building owner and the adjoining warehouse tenant to assess whether the fire and fire suppression efforts may have caused environmental impacts to soil, groundwater and/or surface water, has now issued a letter stating that Central need take no further action at the site with respect to environmental issues. In early 2001, the EPA requested information relating to the fire. On July 17, 2002, the EPA informed Central that it intended to file a civil administrative complaint seeking penalties of up to $350,000 for certain alleged post-fire reporting violations. Central and the EPA have recently settled those allegations for $65,000. The overall amount of the damages to all parties caused by the fire, and the overall amount of damages which Central may sustain as a result of the fire, have not been quantified. At the time of the fire, Central maintained property insurance covering losses to the leased premises, Central’s inventory and equipment, and loss of business income. Central also maintained insurance providing $51 million of coverage (with no deductible) against third party liability. Central believes that this insurance coverage will be available with respect to third party claims against Central if parties other than Central are not found responsible. The precise amount of the damages sustained in the fire, the ultimate determination of the parties responsible and the availability of insurance coverage are likely to depend on the outcome of complex litigation, involving numerous claimants, defendants and insurance companies.

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

	High	Low
Fiscal 2002
First Quarter	$8.75	$6.88
Second Quarter	10.99	7.27
Third Quarter	18.20	10.85
Fourth Quarter	17.55	12.45

	High	Low
Fiscal 2003
First Quarter	$20.21	$17.11
Second Quarter	24.90	18.32
Third Quarter	25.00	21.64
Fourth Quarter	29.11	23.27

As of September 27, 2003, there were approximately 135 holders of record of our common stock and 7 holders of record of our Class B stock.

We have not paid any cash dividends on our common stock in the past. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our credit facility and senior subordinated notes restrict our ability to pay dividends. See Note 7 of the notes to our consolidated financial statements.

Item 6.	Selected Financial Data

The following selected statement of operations and balance sheet data as of and for the fiscal years ended September 25, 1999, September 30, 2000, September 29, 2001, September 28, 2002 and September 27, 2003 have been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto in “Item 8 – Financial Statements and Supplementary Data” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Fiscal Year Ended
	September 25, 1999	September 30, 2000	September 29, 2001	September 28, 2002	September 27, 2003
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales (1)	$1,531,615	$1,350,878	$1,122,999	$1,077,780	$1,145,001
Cost of goods sold and occupancy	1,212,319	1,037,701	811,186	757,437	811,562

Gross profit	319,296	313,177	311,813	320,343	333,439
Selling, general and administrative expenses	262,366	274,077	297,751	267,579	261,098
Other charges (2)	2,708	27,156	—	—	—

Income from operations	54,222	11,944	14,062	52,764	72,341
Interest expense, net	(12,087)	(22,551)	(23,083)	(14,608)	(19,202)
Other income	1,106	1,176	1,631	5,548	2,522

Income (loss) before income taxes and cumulative effect of accounting change	43,241	(9,431)	(7,390)	43,704	55,661
Income taxes	19,041	4,053	(247)	15,159	21,020

Income (loss) before cumulative effect of accounting change	24,200	(13,484)	(7,143)	28,545	34,641
Cumulative effect of accounting change, net of tax	—	—	—	(112,237)	—

Net income (loss)	$24,200	$(13,484)	$(7,143)	$(83,692)	$34,641

Basic income (loss) per common equivalent share:
Before cumulative effect of accounting change	$0.89	$(0.72)	$(0.39)	$1.54	$1.79
Cumulative effect of accounting change	—	—	—	(6.04)	—

Basic income (loss) per common equivalent share	$0.89	$(0.72)	$(0.39)	$(4.50)	$1.79

Diluted income (loss) per common equivalent share:
Before cumulative effect of accounting change	$0.88	$(0.72)	$(0.39)	$1.44	$1.73
Cumulative effect of accounting change	—	—	—	(4.88)	—

Diluted income (loss) per common equivalent share	$0.88	$(0.72)	$(0.39)	$(3.44)	$1.73

Weighted average shares used in the computation of income (loss) per common equivalent share:
Basic	27,328	18,786	18,402	18,581	19,327
Diluted	27,437	18,786	18,402	23,009	20,081

	Fiscal Year Ended
	September 25, 1999	September 30, 2000	September 29, 2001	September 28, 2002	September 27, 2003
	(in thousands)
Other Data:
Depreciation and amortization	$20,492	$26,035	$28,362	$17,616	$17,878
Capital expenditures	$18,640	$16,663	$13,888	$10,907	$17,958
Cash from operating activities	$63,613	$40,076	$38,814	$72,813	$51,202
Cash used in investing activities	$(32,731)	$(51,069)	$(32,165)	$(10,907)	$(22,572)
Cash from (used in) financing activities	$(33,193)	$8,661	$(4,042)	$(59,314)	$38,090
Ratio of earnings to fixed charges (3)	4.06	—	—	3.81	3.59

	September 25, 1999	September 30, 2000	September 29, 2001	September 28, 2002	September 27, 2003
	(in thousands)
Balance Sheet Data:
Cash	$8,017	$5,685	$8,292	$10,884	$77,604
Working capital	169,192	119,021	110,990	154,017	302,865
Total assets	955,394	945,311	916,626	731,957	829,098
Total debt	221,266	282,758	278,098	212,899	250,253
Shareholders’ equity	495,291	461,840	455,315	377,508	425,096

(1)	Sales fluctuations for fiscal years 2000 and 2001 were related primarily to the termination of our distribution arrangement with The Scotts Company.
(2)	Other charges includes charges resulting from workforce reductions, employee benefit obligations, facility closures, and asset impairments due to the termination of our distribution arrangement with The Scotts Company and other anticipated sales decreases in our sales and logistics businesses.
(3)	For the purposes of determining the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes and cumulative effect of accounting change, excluding income and losses associated with equity investees, and before fixed charges. Fixed charges consist of interest expense, the portion of rental expense under operating leases deemed by management to be representative of the interest factor and amortization of deferred financing costs. In the fiscal years ended September 30, 2000 and September 29, 2001, our fixed charges exceeded the sum of our earnings and fixed charges by $10.6 million and $9.0 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in forward-looking statements. See “Forward-Looking Statements.”

Overview

Central Garden & Pet Company is a leading innovator, marketer and producer of quality branded products for the pet and lawn and garden supplies markets. We are one of the largest companies in the fragmented, $7.5 billion billion U.S. pet supplies industry and in the $51.9 billion U.S. lawn and garden supplies industry. Our pet products include pet bird and small animal food, wild bird food, aquarium products, flea, tick, mosquito and other insect control products, edible bones, cages, carriers, pet books, and other dog, cat, reptile and small animal products. These products are sold under a number of brand names, including Kaytee, All-Glass Aquarium, Oceanic, Zodiac, Pre-Strike, Altosid, Nylabone, TFH and Four Paws. Our lawn and garden products include grass seed, wild bird food, weed and insect control products, decorative outdoor patio products and ant control products. These products are sold under a number of brand names, including Pennington, Norcal Pottery, Lilly Miller, Matthews Four Seasons, AMDRO and Grant’s. In fiscal 2003, our consolidated net sales were $1.15 billion, of which our pet products segment, or Pet Products, accounted for $501.7 million and our lawn and garden products segment, or Garden Products, accounted for $643.3 million. In fiscal 2003, our income from operations was $72.3 million, of which Pet Products accounted for $52.7 million and Garden Products accounted for $39.3 million, before corporate expenses and eliminations of $19.7 million.

Background

During the past several years, we have transitioned our company to a leading marketer and producer of branded products from a traditional pet and lawn and garden supplies distributor. We initiated this transition because we recognized the opportunity to build a portfolio of leading brands and improve profitability by capitalizing on our knowledge of the pet and lawn and garden supplies sectors, our strong relationships with retailers and our nationwide sales and logistics network. Our goal was to diversify our business and improve operating margins by establishing a portfolio of leading brands. Since 1997, we have acquired numerous branded products companies and product lines, including Wellmark and Four Paws in fiscal 1997; Kaytee Products, TFH and Pennington Seed in fiscal 1998; Norcal Pottery in fiscal 1999; and AMDRO and All-Glass Aquarium in fiscal 2000.

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

Virtually all of our sales before fiscal 1997 were from distributing other manufacturers’ products. Since then, our branded product sales have grown to approximately $863 million, or approximately 75% of total sales, in fiscal 2003. During this same period, our sales of other manufacturers’ products have declined to approximately $282 million, approximately 25% of total sales, and our gross profit margins have improved from 13.6% in fiscal 1996 to 29.1% in fiscal 2003.

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	Fiscal Year Ended
	September 27, 2003	September 28, 2002	September 29, 2001
Net sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy	70.9	70.3	72.2

Gross profit	29.1	29.7	27.8
Selling, general and administrative	22.8	24.8	26.5

Income from operations	6.3	4.9	1.3
Interest expense, net	(1.7)	(1.4)	(2.1)
Other income	0.2	0.5	0.2
Income taxes	1.8	1.4	—

Income (loss) before cumulative effect of accounting change	3.0	2.6	(0.6)

Cumulative effect of accounting change, net of tax	—	(10.4)	—

Net income (loss)	3.0%	(7.8)%	(0.6)%

Fiscal 2003 Compared to Fiscal 2002

Net Sales

Net sales for fiscal 2003 increased $67.2 million, or 6.2%, to $1,145.0 million from $1,077.8 million in fiscal 2002. This was due primarily to a $65 million, or 8%, increase in our branded product sales. All branded product sales growth was organic. Sales of our own branded products represented 75% of our total sales in fiscal year 2003. Garden Products’ sales for fiscal 2003 increased $36.6 million, or 6.0%, to $643.3 million from $606.7 million in fiscal 2002. Contributing to the sales increase in Garden Products was increased sales of our own branded products led by strong sales of our grass seed, wild bird food and ant control products, partially offset by a minor reduction in sales of other manufacturers’ products. Pet Products’ sales for fiscal 2003 increased $30.6 million, or 6.5%, to $501.7 million from $471.1 million in fiscal 2002. Contributing to the sales increase in Pet Products were increased sales of our own branded products resulting from the continued strength of our insect control products, including Pre-Strike, our new consumer mosquito control product, increased bird food sales, and increased aquarium sales.

Gross Profit

Gross profit increased $13.1 million, or 4.1%, from $320.3 million in fiscal 2002 to $333.4 million in fiscal 2003. Pet Products’ gross profit increased $5.3 million, or 3.2%, reflecting increased gross profit from sales of our own branded products and increased margin for other manufacturers’ products. Garden Products’ gross profit increased $7.8 million, or 5.1%, reflecting increased sales of our own branded products.

Gross profit as a percentage of net sales decreased to 29.1% in fiscal 2003 from 29.7% in fiscal 2002, reflecting decreases from 35.6% to 34.5% in Pet Products and from 25.2% to 24.9% in Garden Products. The decline in gross margin was due primarily to the impact of higher than normal grain prices caused by last year’s drought in the Plains states, partially offset by increased sales of our higher-margin branded products. We are now seeing wild bird feed margins recover to more normal levels and expect gross margins to improve in fiscal year 2004.

Selling, General and Administrative

Selling, general and administrative expenses decreased $6.5 million, or 2.4%, from $267.6 million in fiscal 2002 to $261.1 million in fiscal 2003. The decrease was due primarily to decreased administrative costs, partially offset by increased selling and delivery expenses. As a percentage of net sales, selling, general and administrative expenses decreased from 24.8% during fiscal 2002 to 22.8% during fiscal 2003.

Selling and delivery expenses increased by $11.9 million, or 9.6%, from $123.5 million in fiscal 2002 to $135.4 million in fiscal 2003. The increase was due primarily to increased sales and higher advertising expenses. Selling and delivery expenses as a percentage of net sales increased from 11.5% in fiscal 2002 to 11.8% in fiscal 2003. Advertising expenses included an aggressive advertising campaign for the launch of Pre-Strike and a significantly increased consumer advertising campaign for our fire ant bait brand.

Facilities expenses decreased $1.1 million from $11.5 million in fiscal 2002 to $10.4 million in 2003. The decrease was shared by both Pet Products and Garden Products due to the decreased number of sales and logistics centers and shutdown costs that were absorbed in fiscal 2002.

Warehouse and administrative expenses decreased $17.3 million, or 13.0%, from $132.6 million in fiscal 2002 to $115.3 million in fiscal 2003. Garden Products decreased $3.0 million, Pet Products decreased $6.1 million and Corporate decreased $8.2 million. The decreases were due primarily to a $10.4 million reduction in legal and litigation expenses and $3.4 million in reduced costs due to the impact of facility closures in fiscal 2002. Additionally, increased sales and inventory levels in fiscal 2003 reduced the amount of purchasing, merchandise, handling and storage costs charged to warehouse and administration expense and instead included as inventory costs. These decreases were offset partially by increased health care and workers compensation insurance expenses.

Other Income

Other income decreased $3.0 million from $5.5 million in fiscal 2002 to $2.5 million in fiscal 2003. The decrease was due primarily to $6 million of life insurance proceeds, partially offset by a $2.8 million write-off of goodwill associated with an unsuccessful equity method investment, recorded in fiscal 2002. Earnings from equity method investments were $2.5 million in fiscal 2003 compared with $2.3 million in fiscal 2002.

Interest Expense

Net interest expense increased $4.6 million, or 31.5%, from $14.6 million in fiscal 2002 to $19.2 million in fiscal 2003. Of this increase, $1.8 million represented fees and expenses associated with the early retirement of our 6% convertible subordinated notes in January 2003 and the refinancing of our senior credit facility in May 2003. The remainder of the increase was due primarily to higher interest expense associated with the issuance in January 2003 of our $150 million 9 1/8 percent Senior Subordinated Notes due 2013.

Average borrowings for fiscal 2003 were $240.8 million compared to $260.6 million in fiscal 2002. The average interest rates for fiscal 2003 and 2002 were 6.6% and 5.2%, respectively.

Income Taxes

Our effective income tax rate in fiscal 2003 was 37.8% compared with 34.7% in fiscal 2002, before the cumulative effect of accounting change. Our marginal tax rate is generally 39.2%. The difference between the marginal tax rate and the effective tax rate in fiscal 2003 was due primarily to utilization of state income tax credits and in fiscal 2002 was due primarily to non-taxable insurance proceeds.

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

Gross Profit

Gross profit increased $8.5 million, or 2.7%, from $311.8 million in fiscal 2001 to $320.3 million in fiscal 2002. Pet Products’ gross profit increased $4.5 million, or 2.8%, reflecting increased gross profit from sales of our own branded products and cost improvements, partially offset by decreased sales of other manufacturers’ products. Garden Products’ gross profit increased $4.0 million, or 2.7%, reflecting increased sales of our own branded products, partially offset by the effects of lower sales of other manufacturers’ products. Another factor contributing to the increase in gross profit in 2002 for both Pet Products and Garden Products was inventory and inventory related book and grass seed write-downs in fiscal 2001 of $3.7 million.

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

Selling and delivery expenses decreased by $7.6 million, or 5.8%, from $131.1 million in fiscal 2001 to $123.5 million in fiscal 2002. Both Pet Products and Garden Products shared in the decrease, which was principally due to the overall decrease in sales of other manufacturers’ products. Included in fiscal 2001 selling and delivery expense was approximately $2.1 million attributable to the closure of Pet Products branches and increased freight costs to service out of market customers transferred from Garden Products’ 13 distribution centers closed in fiscal 2000.

Facilities expenses remained flat at $11.5 million in both fiscal 2002 and 2001. Increased facilities expenses at Pet Products, principally due to shutdown costs related to the Kal Kan termination, offset a decrease at Garden Products, due to the decreased number of sales and logistics centers.

Warehouse and administrative expenses decreased $22.6 million, or 14.6%, to $132.6 million in fiscal 2002 from $155.2 million in fiscal 2001. Garden Products decreased $16.4 million, Pet Products decreased $0.5 million and Corporate decreased $5.7 million. The reductions in Garden Products and Pet Products were largely due to the impact of facility closures as well as the elimination of costs associated with certain personnel reductions and bad debt write-offs incurred in fiscal 2001, which were at lower levels in fiscal 2002. The decrease at Corporate related to the elimination of $11.3 million of goodwill amortization in fiscal 2002, upon our adoption of SFAS No. 142. These decreases were partially offset by increased legal and litigation related expenses and insurance premium costs in fiscal 2002.

Other Income

Other income increased $3.9 million from $1.6 million in fiscal 2001 to $5.5 million in fiscal 2002. The increase was due primarily to $6 million of life insurance proceeds, partially offset by $2.8 million in charges related to the write-off of goodwill associated with an unsuccessful equity method investment. Earnings from equity method investments were $2.3 million in fiscal 2002 compared with $1.6 million in fiscal 2001.

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

Income Taxes

Our effective income tax rate, before the cumulative effect of accounting change, for fiscal 2002 was 34.7% compared to an effective rate of 3.3% in fiscal 2001. For fiscal 2002, our marginal tax rate was 39.2%. The difference between the marginal tax rate and the effective tax rate is due primarily to non-taxable insurance proceeds recorded in fiscal 2002. In fiscal 2001, we recognized a tax benefit of $0.2 million on a pre-tax loss of $7.4 million. The low effective tax rate in fiscal 2001 resulted primarily from the inclusion of non-deductible goodwill amortization, which ceased upon adoption of SFAS No. 142.

EBITDA

EBITDA is a basis used by our chief operating decision makers to measure our operating results and to measure profitability and performance. We also use EBITDA in evaluating performance for executive compensation purposes and budgeting purposes. EBITDA is also an important measure used in our evaluation of acquisition candidates, and our experience is that targets we approach with transactions involving our stock rely extensively on EBITDA. We calculate EBITDA as income from operations plus depreciation and amortization. Management believes EBITDA is meaningful to investors because it provides analysis of operating results using the same measures used by our chief operating decision makers. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Consistent with our calculation in the past and with our current debt covenants, our calculation excludes Other Income. EBITDA should not be viewed by investors as an alternative to generally accepted accounting principles, or GAAP, measures of income as a measure of performance or to cash flows from operating, investing and financing activities as a measure of liquidity. In addition, EBITDA does not take into account capital expenditures or certain changes in assets and liabilities as well as interest and income taxes which can affect cash flows.

	September 29, 2001	September 28, 2002	September 27, 2003
	(in thousands)
Net income (loss)	$(7,143)	$(83,692)	$34,641
Depreciation and amortization	28,362	17,616	17,878
Interest expense	23,083	14,608	19,202
Other income	(1,631)	(5,548)	(2,522)
Income tax expense	(247)	15,159	21,020
Cumulative effect of account change, net of tax	—	112,237	—

EBITDA	$42,424	$70,380	$90,219

Goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 changed the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. We will continue to amortize other intangible assets over their estimated useful lives. Amortization of goodwill, including goodwill recorded in prior business combinations, ceased upon the adoption of the standard, which we adopted for the fiscal year beginning September 30, 2001. As required by SFAS No. 142, we performed our goodwill impairment analysis in fiscal 2002 and recorded a non-cash charge to write down goodwill in Garden Products by $51.9 million ($42.1 million after tax) and in Pet Products by $94.8 million ($70.1 million after tax).

We also performed our annual goodwill impairment analysis on the first day of our fiscal 2003 and 2002 fourth quarters, using a valuation model based on estimated future operating results and cash flows. These analyses indicated that no additional adjustments were required to the remaining goodwill balances. For more information, see Notes 1 and 5 of our consolidated financial statements.

The following financial information for fiscal 2001 is presented as if SFAS No. 142 were adopted at the beginning of fiscal 2001:

September 29, 2001
(in thousands, except per share amounts)
Reported net loss	$(7,143)
Goodwill amortization, net of tax	9,006

Net income, as adjusted	$1,863

Basic and diluted loss per share:
Reported loss	$(0.39)
Goodwill amortization	0.49

Adjusted income per share	$0.10

Inflation

The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation, we believe that the effects of inflation on our operations have been immaterial.

Weather and Seasonality

Historically, our sales of lawn and garden products have been influenced by weather and climate conditions in the different markets we serve. Additionally, Garden Products’ business has historically been highly seasonal. In fiscal 2003, approximately 65% of Garden Products’ net sales and 59% of our total net sales occurred in the second and third fiscal quarters. Substantially all of Garden Products’ operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.

Liquidity and Capital Resources

We have financed our growth through a combination of bank borrowings, supplier credit, internally generated funds and sales of equity and debt securities to the public.

Historically, our business has been seasonal and our working capital requirements and capital resources tracked closely to this seasonal pattern. During the first fiscal quarter, accounts receivable reach their lowest level while inventory, accounts payable and short-term borrowings begin to increase. During the second fiscal quarter, receivables, accounts payable and short-term borrowings begin to increase, reflecting the build-up of inventory and related payables in anticipation of the peak lawn and garden selling season. During the third fiscal quarter, inventory levels remain relatively constant while accounts receivable peak and short-term borrowings start to decline as cash collections are received during the peak selling season. During the fourth fiscal quarter, inventory levels are at their lowest, and accounts receivable and payables are substantially reduced through conversion of receivables to cash. As a result of the reduction in sales of garden products manufactured by other parties as a percentage of overall sales, this seasonal pattern has become somewhat less significant.

We service two broad markets: pet supplies and lawn and garden supplies. Our pet supplies businesses involve products that have a year round selling cycle with very little change quarter to quarter. As a result, it is not necessary to carry large quantities of inventory to meet peak demands. Additionally, this level sales cycle eliminates the need for manufacturers to give extended credit terms to either distributors or retailers. On the other hand, our lawn and garden businesses are highly seasonal with approximately 65% of Garden Products’ aggregate sales occurring during the second and third fiscal quarters. For many manufacturers of garden products, this seasonality requires them to move large quantities of their product well ahead of the peak selling periods. To encourage distributors to carry large amounts of inventory, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.

Cash provided by operating activities decreased $21.6 million from $72.8 million in fiscal 2002 to $51.2 million in fiscal 2003. The decrease was primarily attributable to increased inventory and accounts receivable levels. Increased inventory levels were due primarily to increased grass seed inventories for several of our varieties in anticipation of rising costs in 2004, the build up of inventory for a new product launch and carrying higher finished goods inventory at several of our companies to accommodate transitions to new facilities and minimize interruptions of the supply of our products. The increase in accounts receivable levels was primarily the result of increased sales in the fourth quarter, including increased sales towards the end of the quarter to several of our larger customers to whom we offer extended payment terms.

Net cash used in investing activities increased $11.7 million primarily as a result of capital expenditures for Phase I of our Kaytee Products capital expansion project and our acquisition of a 49% equity interest in the E.M. Matson lawn and garden business.

Net cash provided by financing activities increased $97.4 million due to the net proceeds received from the issuance of $150 million of senior subordinated notes in January 2003, a $100 million senior term loan in May 2003 and employee stock option exercises. These proceeds were partially offset by the redemption of our $115 million convertible subordinated notes in February 2003, the repayment of the outstanding borrowings under our prior credit facilities, the payment of financing costs associated with our senior subordinated notes and senior term loan, and the repayment of substantially all of our other debt.

At September 27, 2003, our total debt was $250.3 million versus $212.9 million at September 28, 2002. Net debt, total debt less cash and cash equivalents, decreased to $172.6 million at September 27, 2003 versus $202.0 million at September 28, 2002.

	Fiscal Year Ended
	September 28, 2002	September 27, 2003
	(in thousands)
Notes payable	$59,975	$—
Current portion of long-term debt	7,593	1,028
Long-term debt	145,331	249,225

Total debt	212,899	250,253
Less cash and cash equivalents	10,884	77,604

Net debt	$202,015	$172,649

In January 2003, we issued $150 million of 9 1/8% senior subordinated notes due 2013. The net proceeds of approximately $144 million were used to redeem $115 million of 6% subordinated convertible notes due November 2003. We used the balance of the net proceeds, combined with additional borrowings under our prior line of credit with Congress Financial Corporation (Western), to repay the outstanding borrowings under our Pennington credit facility and two senior secured term loans of All-Glass. In conjunction with these repayments, we terminated the Pennington and All-Glass credit facilities.

In May 2003, we closed a new $200 million senior secured credit facility consisting of a five-year $100 million revolving credit facility and a six-year $100 million term loan. Interest on the term loan initially was based on a rate equal to LIBOR plus 2.75% or the prime rate plus 1.25%, at our option. In October 2003, we reduced the pricing on the term loan by 0.50% to LIBOR + 2.25% or the prime rate plus 0.75%, at our option. Interest on the revolving credit facility is based on a rate equal to prime plus a margin which fluctuates from 0.25% to 1.25% or LIBOR plus a margin which fluctuates from 1.75% to 2.75%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. This facility is secured by essentially all of our assets, contains certain financial covenants requiring maintenance of minimum levels of interest coverage and tangible net worth and maximum levels of senior debt to EBITDA and total debt to EBITDA, and restricts our ability to make treasury stock purchases and pay dividends. We were in compliance with all financial covenants as of September 27, 2003. This facility also requires the lenders’ prior written consent to any material investments in or acquisitions of a business. The new facility replaced our $175 million asset-based revolving credit facility. A portion of the net proceeds from the $100 million term loan were used to retire the outstanding debt under the asset-based revolving credit facility. The remaining net proceeds were used to retire other existing debt and, along with the amounts available under the $100 million revolving credit facility, will provide capital for general corporate purposes, acquisitions and investments. No balances were outstanding at September 27, 2003 under the $100 million revolving credit facility and the remaining available borrowing capacity at September 27, 2003 was $94.8 million. The $5.2 million difference represents outstanding letters of credit.

As a result of these refinancings, we have increased our financial flexibility by replacing our long-term debt, putting in place a layer of medium-term capital and increased our access to additional lenders. We believe that this increased financial flexibility will allow us to more effectively pursue growth opportunities and potential acquisitions on a prudent basis.

The table below presents significant commercial credit facilities available to us and their associated expiration dates: (in millions)

Maximum Commercial Commitments	Less than 1 Year	1-3 Years	4-5 Years	Total Amount Committed
Revolving line of credit with Canadian Imperial Bank of Commerce	$0	$0	$100	$100

Subsequent to the end of fiscal 2003, we entered into a $75 million pay-floating interest rate swap effectively converting half of our $150 million fixed rate 9 1/8 percent senior subordinated notes to a floating rate of LIBOR + 4.04%.

The table below presents our significant contractual cash obligations by fiscal year: ($ in millions).

Contractual Obligations	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter	Total
Revolving line of credit facilities	$—	$—	$—	$—	$—	$—	$—
Long-term debt	1.0	1.0	1.3	1.0	1.0	245.0	250.3
Operating leases	13.9	10.8	6.3	3.4	2.6	4.9	41.9
Purchase commitments	66.6	30.7	21.9	13.8	7.3	—	140.3

Total contractual cash obligations	$81.5	$42.5	$29.5	$18.2	$10.9	$249.9	$432.5

We believe that cash flows from operating activities, funds available under our credit facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $15 million for the next 12 months.

Subsequent to year end, we deposited approximately $15 million into an escrow account in connection with an appeal in the Scotts litigation. The use of this cash is restricted from general corporate purposes. See Item 3 – “Legal Proceedings – Scotts Litigation.”

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

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on our financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and explains how to identify variable interest entities and how to determine whether to consolidate such entities. FIN 46 requires existing unconsolidated entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The adoption of FIN 46 did not have an impact on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require proforma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25. We continue to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions will not have an effect on our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor and clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of the disclosure and recognition and measurement provisions of FIN 45, effective beginning December 29, 2002, did not have an impact on our financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We will apply the provisions of SFAS No. 146 for any future exit or disposal activities.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that replaced SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Liabilities for discontinued operations will no longer include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. We adopted SFAS No. 144 for our fiscal year beginning September 29, 2002. The adoption of SFAS No. 144 did not have an impact on our financial position, results of operations or cash flows.

Critical Accounting Policies, Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts and related disclosures in the consolidated financial statements. Estimates and assumptions include, but are not limited to, accounts receivable and inventory values, fixed asset lives, intangible asset values, deferred income taxes, self-insurance accruals and the impact of contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Although not all inclusive, we believe that the following represent the more critical accounting policies, which are subject to estimates and assumptions used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts

We record an allowance for credit losses and disputed balances resulting from customers’ inability to make required payments. We estimate our allowance based on both specific identification and historical experience. If the financial condition of our customers was to deteriorate, or we were not able to demonstrate the validity of amounts due, additional allowances may be required. For more information, see Note 4 of our consolidated financial statements.

Inventory

Inventory, which primarily consists of lawn and garden products and pet supplies finished goods, is stated at the lower of first-in first-out (FIFO) cost or market. Cost includes certain indirect purchasing, merchandise handling and storage costs including certain salary and data processing costs incurred to acquire or manufacture inventory, costs to unload, process and put away shipments received to prepare them to be picked for orders, and certain overhead costs. We compute the amount of such costs capitalized to inventory based on an estimate of costs related to the procurement and processing of inventory to prepare it for sale compared to total product purchases. When necessary, we have reduced the carrying value of our inventory if market conditions indicate that we will not recover the carrying cost upon sale. Future downward changes in market conditions related to our products would result in an additional charge to income in the period in which such conditions occur.

Goodwill

As a result of the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets,” we recorded a $146.7 million non-cash impairment of our goodwill as of September 30, 2001, which was recorded as a cumulative effect of accounting change in fiscal 2002. We test the carrying value of our goodwill for impairment on an annual basis on the first day of our fourth quarter. We use projected future operating results and cash flows of our reporting units to establish the fair value used in evaluating the carrying value of the associated goodwill. If estimated future results of operations differed from those projections used by management, or if alternative valuation methodologies had been used in determining the reporting units fair value, the cumulative effect of accounting change charge may have been different than the amount we recorded. Future downward changes in the operating results of our reporting units may result in additional charges to income in the year which such conditions occur.

Long-Lived Assets

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

Stock-Based Compensation

The Company measures compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion 25, Accounting for Stock Issued to Employees, and has provided pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method (provided for under SFAS No. 123) had been applied in measuring compensation expense.

As required under SFAS No. 123, the pro forma effects of stock-based compensation on net income and earnings per common share for employee stock options granted and employee stock purchase plan purchases have been estimated at the date of grant using a Black-Scholes option pricing model. For purposes of pro forma disclosures (which are included in Note 1 of our consolidated financial statements), the estimated fair value of the options and shares is amortized to pro forma net income over the options’ vesting period.

Although different valuation methodologies are available, we have chosen the intrinsic value method to account for common stock incentive awards. This accounting policy has been applied consistently for all years presented. Operating results would be affected if other alternatives were used. Information about the impact on operating results by using APB Opinion 25 is included in Note 1 of our consolidated financial statements.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes result primarily from bad debt allowances, inventory write-downs, depreciation and nondeductible reserves. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we were to determine that we would not be able to realize all or part of our net deferred tax asset in the future, any adjustment would be charged to income in the period such determination was made. For more information, see Note 9 of our consolidated financial statements.

Accruals For Self-Insurance

Self-insurance accruals are made for certain claims associated with employee health care, workers’ compensation and general liability insurance. These accruals include estimates based on historical losses and expected future development factors. Differences in estimates and assumptions could result in accrual requirements materially different from the calculated accruals.

Commitments and Contingencies

As discussed in Note 8 to our consolidated financial statements, we are involved in several significant legal matters as well as other matters incidental to our business, the disposition of which are not expected to have a material effect on our financial position or results of operations. We use our best estimates to determine the probable outcome and costs associated with the resolution of such matters. These estimates are developed in consultation with outside counsel handling these matters and are based upon a combination of potential litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by adverse developments or changes in management’s strategy related to these proceedings.

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

A significant deterioration in the financial condition of one of our major customers could have a material adverse effect on our sales, profitability and cash flow. For example, in fiscal 2001, Kmart and House & Home filed for bankruptcy and, as a result, we wrote off $3.1 million in receivables. We continually monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, another bankruptcy filing by a key customer could have a material adverse effect on our business, results of operations and financial condition.

We depend on a few customers for a significant portion of our business.

Wal*Mart, our largest customer, accounted for approximately 21% of our net sales in fiscal 2003, 20% in fiscal 2002 and 21% in fiscal 2001. In addition, although each accounted for less than 10% of our net sales,

Home Depot, Lowe’s, PETsMART and PETCO are also significant customers and, together with Wal*Mart, accounted for approximately 44% of our net sales in fiscal 2003, 42% in fiscal 2002 and 41% in fiscal 2001. The market shares of all of these key retailers have increased during the last several years and may continue to increase in future years.

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

Our financial results depend to some extent on the cost of raw materials and our ability to pass along increases in these costs to our customers. In particular, our Pennington and Kaytee subsidiaries are exposed to fluctuations in market prices for commodity seeds and grains used to produce bird feed and grass seed. Historically, market prices for commodity seeds and grains have fluctuated in response to a number of factors, including changes in United States government farm support programs, changes in international agricultural and trading policies and weather conditions during the growing and harvesting seasons. For example, due to drought conditions in 2002, we experienced significant increases in the costs of most grains and seeds purchased for production. These cost increases had a negative impact on profitability of bird feed products in fiscal 2003. In the event of any increases in raw materials costs, we would be required to increase sales prices to avoid margin deterioration. We cannot assure you as to the timing or extent of our ability to implement future price adjustments in the event of increased raw material costs or as to whether any price increases implemented by us may affect the volumes of future shipments.

In fiscal 2001 and 2002, Garden Products was adversely affected by a worldwide oversupply of certain grass seeds brought on by a combination of weather issues and the bankruptcy sale of a competitor, generally poor economic conditions in agriculture, and cattle diseases that reduce demand for seed. By close of fiscal 2003, the grass seed market returned to more normal conditions whereby most varieties are in supply-demand balance, yet certain varieties are in oversupply, and others may be in short supply.

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

Our products compete against national and regional products and private label products produced by various suppliers. Our largest competitor in pet supplies products is Hartz Mountain, and our largest competitor in lawn and garden products is The Scotts Company. Since its acquisition of the Ortho line of lawn and garden products from Pharmacia Corporation (formerly Monsanto) in 1999, Scotts’ dominant position in the lawn and garden industry has been a significant competitive disadvantage for Garden Products.

To compete effectively, among other things, we must:

•	maintain our relationships with key retailers;

•	continually develop innovative new products that appeal to consumers;

•	maintain strict quality standards;

•	deliver products on a reliable basis at competitive prices; and

•	effectively integrate acquired companies.

Competition could cause lower sales volumes, price reductions, reduced profits or losses, or loss of market share. Our inability to compete effectively could have a material adverse effect on our business, results of operations and financial condition.

Our acquisition strategy involves a number of risks.

We have completed numerous acquisitions since 1997 and intend to grow through the acquisition of additional companies. We are regularly engaged in acquisition discussions with a number of companies and anticipate that one or more potential acquisition opportunities, including those that would be material, may become available in the near future. If and when appropriate acquisition opportunities become available, we intend to pursue them actively. Further, acquisitions involve a number of special risks, including:

•	failure of the acquired business to achieve expected results;

•	diversion of management’s attention;

•	failure to retain key personnel of the acquired business;

•	additional financing, if necessary and available, could increase leverage, dilute equity, or both;

•	the potential negative effect on our financial statements from the increase in goodwill and other intangibles; and

•	the high cost and expenses of completing acquisitions and risks associated with unanticipated events or liabilities.

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

Because our lawn and garden products are used primarily in the spring and summer, Garden Products’ business is seasonal. In fiscal 2003, approximately 65% of Garden Products’ net sales and 59% of our total net sales occurred during our second and third fiscal quarters. Substantially all of Garden Products’ operating income and cash flow is generated in this period. Our working capital needs and our borrowings generally peak near the middle of our second fiscal quarter because we are generating fewer revenues while incurring expenses in preparation for the spring selling season. If cash on hand and borrowings under our credit facilities are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business.

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

Our future performance is substantially dependent upon the continued services of William E. Brown, our Chairman, Glenn W. Novotny, our President and Chief Executive Officer, and Brooks M. Pennington III, the President of our Pennington subsidiary. The loss of the services of any of these persons could have a material adverse effect upon us. In addition, our future performance depends on our ability to attract and retain skilled employees. We cannot assure you that we will be able to retain our existing personnel or attract additional qualified employees in the future.

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

In addition to operational standards, environmental laws also impose obligations on various entities to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Accordingly, we may become liable, either contractually or by operation of law, for remediation costs even if the contaminated property is not presently owned or operated by us, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. With our extensive acquisition history, we have acquired a number of manufacturing and distribution facilities. Given the nature of the past operations conducted by us and others at these properties, there can be no assurance that all potential instances of soil or groundwater contamination have been identified, even for those properties where an environmental site assessment has been conducted. While we are not subject to any existing remediation obligations, future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to future remediation liabilities that may be material. See “Item 3 – Legal Proceedings, Phoenix Fire.”

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

As of December 1, 2003, William E. Brown, our Chairman, controlled approximately 46% of the voting power of our capital stock. Accordingly, he can effectively control all matters requiring stockholder approval, including the power to elect all of our directors. Holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast. Holders of common stock are entitled to one vote for each share owned. The holders of Class B stock have 49% of the combined voting power, subject to the aforementioned voting restrictions. Holders of Class B stock are likely to be able to elect all of our directors, control our management and policies and determine the outcome of any matter submitted to a vote of our stockholders, except to the extent that a class vote of the common stock is required by applicable law. The disproportionate voting rights of our common stock and Class B stock could have an adverse effect on the market price of our common stock. Such disproportionate voting rights may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, a tender offer or a proxy contest, even if such actions were favored by our common stockholders. Accordingly, such disproportionate voting rights may deprive holders of common stock of an opportunity to sell their shares at a premium over prevailing market prices, since takeover bids frequently involve purchases of stock directly from stockholders at such a premium price.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks, which include changes in U.S. interest rates and commodity prices and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk. The interest payable on our credit facility is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on our variable rate debt had changed by 10% compared to actual rates, interest expense would have increased or decreased by approximately $0.4 million in fiscal 2003 and $0.6 million in fiscal 2002. In addition, we have fixed income investments consisting of cash equivalents and short-term investments in marketable debt securities, which are also affected by changes in market interest rates. Subsequent to year end, we entered into a $75 million pay-floating interest rate swap effectively converting 50% of our $150 million fixed rate 9 1/8% Senior Subordinated Notes due 2013 to a floating rate of LIBOR + 4.04%.

Commodity Prices. We are exposed to fluctuation in market prices for grains and grass seed. To mitigate risk associated with increases in market prices and commodity availability, we enter into contracts for grains, bird feed and grass seed purchases. Such contracts are primarily entered into to ensure commodity availability to us in the future. As of September 27, 2003, we had entered into fixed seed purchase commitments for fiscal 2004 totaling approximately $66.6 million. A 10% change in the market price for grain and grass seed would have resulted in an additional pretax gain or loss of $6.7 million related to the contracts outstanding as of September 27, 2003. As of September 28, 2002, we had entered into fixed seed purchase commitments for fiscal 2003 totaling approximately $72.5 million. A 10% change in the market price for grain and grass seed would have resulted in an additional pretax gain or loss of $7.3 million related to the contracts outstanding as of September 28, 2002.

Foreign Currency Risks. To date, we have had minimal sales outside of the United States. Purchases made from foreign vendors are primarily made in U.S. dollars. Therefore, we have only minimal exposure to foreign currency exchange risk. We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial to our current business.

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Central Garden & Pet Company

Lafayette, California

We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries as of September 27, 2003 and September 28, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the fiscal years in the three-year period ended September 27, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Central Garden & Pet Company and subsidiaries as of September 27, 2003 and September 28, 2002, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended September 27, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective September 30, 2001.

/s/ DELOITTE & TOUCHE LLP

December 9, 2003

San Francisco, California

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED BALANCE SHEETS

	September 27, 2003	September 28, 2002
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$77,604	$10,884
Accounts receivable, less allowance for doubtful accounts of $6,575 and $7,597	146,075	130,984
Inventories	217,156	193,159
Prepaid expenses and other assets	15,222	26,096

Total current assets	456,057	361,123
Land, buildings, improvements and equipment:
Land	5,313	5,381
Buildings and improvements	60,951	62,196
Transportation equipment	6,156	5,753
Machinery and warehouse equipment	77,575	65,634
Office furniture and equipment	34,708	33,466

Total.	184,703	172,430
Less accumulated depreciation and amortization	83,165	71,566

Land, buildings, improvements and equipment–net	101,538	100,864
Goodwill	222,780	222,489
Deferred income taxes and other assets	48,723	47,481

Total.	$829,098	$731,957

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$59,975
Accounts payable	105,103	96,796
Accrued expenses	47,061	42,742
Current portion of long-term debt	1,028	7,593

Total current liabilities	153,192	207,106
Long-term debt	249,225	145,331
Other long-term obligations	1,585	2,012
Commitments and contingencies	—	—
Shareholders’ equity:
Class B stock	16	16
Common stock	319	310
Additional paid-in capital	545,228	532,290
Retained earnings (deficit)	24,360	(10,281)
Treasury stock	(144,827)	(144,827)

Total shareholders’ equity	425,096	377,508

Total	$829,098	$731,957

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 27, 2003	September 28, 2002	September 29, 2001
	(in thousands, except per share amounts)
Net sales	$1,145,001	$1,077,780	$1,122,999
Cost of goods sold and occupancy	811,562	757,437	811,186

Gross profit	333,439	320,343	311,813
Selling, general and administrative expenses	261,098	267,579	297,751

Income from operations	72,341	52,764	14,062
Interest expense	(19,747)	(14,745)	(23,247)
Interest income	545	137	164
Other income	2,522	5,548	1,631

Income (loss) before income taxes and cumulative effect of accounting change	55,661	43,704	(7,390)
Income taxes	21,020	15,159	(247)

Income (loss) before cumulative effect of accounting change	34,641	28,545	(7,143)
Cumulative effect of accounting change, net of tax	—	(112,237)	—

Net income (loss)	$34,641	$(83,692)	$(7,143)

Basic income (loss) per common equivalent share:
Before cumulative effect of accounting change	$1.79	$1.54	$(0.39)
Cumulative effect of accounting change	—	(6.04)	—

Basic income (loss) per common equivalent share	$1.79	$(4.50)	$(0.39)

Diluted income (loss) per common equivalent share:
Before cumulative effect of accounting change	$1.73	$1.44	$(0.39)
Cumulative effect of accounting change	—	(4.88)	—

Diluted income (loss) per common equivalent share	$1.73	$(3.44)	$(0.39)

Weighted average shares used in the computation of income per common equivalent share:
Basic	19,327	18,581	18,402
Diluted	20,081	23,009	18,402

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Class B Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount	Shares	Amount			Shares	Amount
Balance, September 30, 2000	1,657,762	$16	30,417,421	$304	$525,793	$80,554	(13,742,250)	$(144,827)	$461,840
Tax benefit from exercise of stock options					95				95
Conversion of Class B stock into common stock	(2,300)	—	2,300	—					—
Issuance of common stock			112,752	1	522				523
Net loss						(7,143)			(7,143)

Balance, September 29, 2001	1,655,462	16	30,532,473	305	526,410	73,411	(13,742,250)	(144,827)	455,315
Tax benefit from exercise of stock options					732				732
Issuance of common stock			475,725	5	5,148				5,153
Net loss						(83,692)			(83,692)

Balance, September 28, 2002	1,655,462	16	31,008,198	310	532,290	(10,281)	(13,742,250)	$(144,827)	$377,508
Tax benefit from exercise of stock options					4,877				4,877
Conversion of Class B stock into common stock	(1,000)	—	1,000	—					—
Issuance of common stock			900,721	9	8,061				8,070
Net income						34,641			34,641

Balance, September 27, 2003	1,654,462	$16	31,909,919	$319	$545,228	$24,360	(13,742,250)	$(144,827)	$425,096

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 27, 2003	September 28, 2002	September 29, 2001
	(in thousands)
Cash flows from operating activities:
Net Income (loss).	$34,641	$(83,692)	$(7,143)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization.	17,878	17,616	28,362
Cumulative effect of accounting change	—	146,748	—
Goodwill impairment charge	—	2,750	—
Deferred income taxes	9,037	(26,065)	10,251
Loss on sale of land, building and improvements.	204	1,142	312
Changes in assets and liabilities:
Receivables.	(15,091)	10,807	13,099
Inventories.	(23,997)	24,743	25,444
Prepaid expenses and other assets.	11,454	4,555	(19,106)
Accounts payable.	8,307	(31,088)	4,900
Accrued expenses.	9,196	4,561	5,606
Other long-term obligations.	(427)	736	(22,911)

Net cash provided by operating activities.	51,202	72,813	38,814

Cash flows from investing activities:
Additions to land, buildings, improvements and equipment.	(17,958)	(10,907)	(13,888)
Payments to acquire companies, net of cash acquired.	(4,614)	—	(18,277)

Net cash used by investing activities.	(22,572)	(10,907)	(32,165)

Cash flows from financing activities:
Repayments under lines of credit, net.	(59,975)	(59,448)	(9,816)
Payments on long-term debt.	(152,671)	(5,751)	(12,844)
Proceeds from issuance of long-term debt	250,000	—	18,000
Proceeds from issuance of stock.	8,070	5,885	618
Deferred financing costs.	(7,334)	—	—

Net cash provided (used) by financing activities.	38,090	(59,314)	(4,042)

Net increase in cash and cash equivalents	66,720	2,592	2,607
Cash and cash equivalents at beginning of year.	10,884	8,292	5,685

Cash and cash equivalents at end of year.	$77,604	$10,884	$8,292

Supplemental information:
Cash paid for interest.	$18,656	$15,471	$22,690
Cash paid for income taxes – net of refunds.	1,467	4,340	4,775
Assets (excluding cash) acquired through purchase of subsidiaries.	—	—	8,282
Liabilities assumed through purchase of subsidiaries	—	—	5

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended September 27, 2003,

September 28, 2002 and September 29, 2001

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

Advertising Costs – The Company expenses the costs of advertising as incurred. Advertising expenses were $15.7 million, $12.9 million and $14.9 million in fiscal 2003, 2002 and 2001, respectively.

401(k) Plans – The Company sponsors several 401(k) plans which cover substantially all employees. Expenses recorded for the Company’s matching contributions under these plans were $931,000, $553,000 and $860,000 for fiscal years 2003, 2002 and 2001, respectively.

Other income in fiscal years 2003, 2002 and 2001 consists of earnings from equity method investments. Fiscal year 2002 also includes $6 million of life insurance proceeds, partially offset by $2.8 million in charges related to the write-off of goodwill associated with an unsuccessful equity method investment.

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

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. Prior to fiscal year 2002, the Company amortized goodwill on a straight-line basis over the periods benefited, ranging from 20 to 40 years. The Company adopted SFAS No. 142 effective September 30, 2001 (the beginning of fiscal year 2002). Upon adoption of SFAS No. 142, the Company stopped the amortization of goodwill, and began performing an annual assessment for potential impairment applying a fair-value based test (see Note 5).

Fair Value of Financial Instruments – At September 27, 2003 and September 28, 2002, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and non convertible debt approximates its fair value. The fair value of the Company’s $150 million senior subordinated notes was $163.5 million at September 27, 2003 which was determined by comparison to quoted market prices.

Derivative Financial Instruments – On October 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.

Prior to October 1, 2000, at which time the Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” subsidiaries of the Company had entered into interest rate swap agreements to hedge certain interest rate risks which were accounted for using the settlement basis of accounting. Premiums paid on such interest rate swap agreements were deferred and amortized to interest expense over the life of the underlying hedged instrument, or immediately if the underlying hedged instrument was settled. As interest rates change, the differential between the interest rate received and the interest rate paid under the interest rate swap arrangements was reflected in interest expense quarterly. As of October 1, 2000, the Company has accounted for any remaining interest rate swap agreements in accordance with the provisions of SFAS 133, as amended.

Subsequent to the end of fiscal 2003, the Company entered into a $75 million pay-floating interest rate swap effectively converting 50% of its $150 million fixed rate 9 1/8 percent senior subordinated notes to a floating rate of LIBOR + 4.04%.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation – The Company has one stock-based employee compensation plan, as described in Note 10. The Company accounts for its employee stock-based awards using the intrinsic value method in accordance with Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,”. No compensation expense is recognized for employee stock options, because it is the Company’s practice to grant stock options with an exercise price equal to the market price of the underlying common stock on the date of grant.

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net earnings and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1997. Pro forma disclosure of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense has been provided. These calculations require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of four years from date of grant; stock volatility, 42% in fiscal 2003, 52% in fiscal 2002 and 55% in fiscal 2001; risk free interest rates, 2.83% in fiscal 2003, 3.09% in fiscal 2002 and 3.98% in fiscal 2001; and no dividends during the expected term.

The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1998 through 2003 awards had been amortized to expense in the consolidated financial statements over the vesting period of the awards, pro forma net income (loss) would have been as follows:

	Fiscal Year Ended
	September 27, 2003	September 28, 2002	September 29, 2001
	(in thousands)
Net income (loss), as reported	$34,641	$(83,692)	$(7,143)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	(1,820)	$(2,663)	$(3,844)

Pro forma net income (loss)	$32,821	$(86,355)	$(10,987)

Net income (loss) per common equivalent share:
Basic – as reported	$1.79	$(4.50)	$(0.39)
Basic – pro forma	$1.70	$(4.65)	$(0.60)

Diluted – as reported	$1.73	$(3.44)	$(0.39)
Diluted – pro forma	$1.63	$(3.56)	$(0.60)

Comprehensive income – SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in its net assets, during the period from non-owner sources. The Company does not have any items of Other Comprehensive Income, as defined by SFAS No. 130, and thus Net Income is equal to Comprehensive Income.

Recent Accounting Pronouncements – In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, explains how to identify variable interest entities, and how to determine whether to consolidate such entities. FIN 46 requires existing unconsolidated entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The adoption of FIN 46 did not have an impact on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of APB Opinion No. 28, Interim Financial Reporting, to require proforma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25. The Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions do not have an effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor and clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of the disclosure and recognition and measurement provisions of FIN 45, effective beginning December 29, 2002, did not have an impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company will apply the provisions of SFAS No. 146 for any future restructuring activities.

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

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. Other intangible assets will continue to be amortized over their estimated useful lives. Amortization of goodwill, including goodwill recorded in prior

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business combinations, ceased upon the adoption of the standard, which the Company adopted for the fiscal year beginning September 30, 2001. As required by SFAS No. 142, the Company performed its transitional goodwill impairment analysis, and recorded a non-cash charge to write down goodwill in its Garden Products segment of $51.9 million ($42.1 million after tax) and in its Pet Products segment of $94.8 million ($70.1 million after tax). As of June 29, 2003, and June 30, 2002, the Company performed its annual goodwill impairment analyses. Based on the results of those analyses, no additional reduction of goodwill was required during fiscal years 2003 or 2002.

The following financial information is presented as if SFAS No. 142 was adopted at the beginning of fiscal year 2001:

	Fiscal Year Ended
	September 27, 2003	September 28, 2002	September 29, 2001
	(in thousands, except per share amounts)
Reported net income (loss)	$34,641	$(83,692)	$(7,143)
Goodwill amortization – net of tax	—	—	9,006

Net income (loss), as adjusted	$34,641	$(83,692)	$1,863

Basic income (loss) per share:
Reported income (loss)	$1.79	$(4.50)	$(0.39)
Goodwill amortization – net of tax	—	—	0.49

Basic income (loss) per share	$1.79	$(4.50)	$0.10

Diluted income (loss) per share:
Reported income (loss)	$1.73	$(3.44)	$(0.39)
Goodwill amortization – net of tax	—	—	0.49

Diluted income (loss) per share, as adjusted	$1.73	$(3.44)	$0.10

2. Acquisitions

Fiscal 2003

In July 2003, the Company acquired a 49% equity interest in the E. M. Matson lawn and garden business. E. M. Matson is a lawn and garden manufacturer in the Western United States, which markets and sells slug & snail products, moss controls and animal repellants under the Corry’s, Deadline and Moss-B-Ware brand names. Annual sales are approximately $8 million.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Concentration of Credit Risk and Significant Customers and Suppliers

Customer Concentration – Approximately 50%, 48% and 46% of the Company’s net sales for fiscal years 2003, 2002 and 2001, respectively, were derived from sales to the Company’s top ten customers. The Company’s largest customer accounted for approximately 21%, 20% and 21% of the Company’s net sales for fiscal years 2003, 2002 and 2001, respectively. The Company’s second largest customer accounted for approximately 8%, 7% and 7% of the Company’s net sales for fiscal years 2003, 2002 and 2001, respectively. The Company’s third largest customer accounted for approximately 7%, 6% and 6% of the Company’s net sales for fiscal years 2003, 2002 and 2001, respectively. The loss of, or significant adverse change in, the relationship between the Company and these three customers could have a material adverse effect on the Company’s business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company’s inability to collect accounts receivable from any major customer could have a material adverse impact on the Company’s business and financial results. As of each of September 27, 2003 and September 28, 2002, accounts receivable from the Company’s top ten customers comprised 54% and 47% of the Company’s total accounts receivable, including 17% and 15% from the Company’s largest customer, respectively.

Supplier Concentration – While the Company purchases products from over 1,000 different manufacturers and suppliers, approximately 8%, 7% and 15% of the Company’s net sales in fiscal years 2003, 2002 and 2001, respectively, were derived from products purchased from the Company’s five largest suppliers.

4. Allowance for Doubtful Accounts

The changes in the reserve for doubtful accounts are summarized below (in thousands):

Description	Balances at Beginning of Period	Charged to Costs and Expenses	Asset Write-Offs	Balances at End of Period
Year ended September 27, 2003	$7,597	$1,778	$2,800	$6,575
Year ended September 28, 2002	14,464	2,043	8,910	7,597
Year ended September 29, 2001	8,050	9,302	2,888	14,464

5. Goodwill

The changes in the carrying amount of goodwill for the years ended September 27, 2003, and September 28, 2002, are as follows (in thousands):

	Garden Products Segment (1)	Pet Products Segment (1)	Corporate	Total
Balance as of September 29, 2001	$157,325	$211,912	$2,750	$371,987
Impairment loss resulting from the cumulative effect of accounting change	(51,935)	(94,813)	—	(146,748)
Impairment losses	—	—	(2,750)	(2,750)

Balance as of September 28, 2002	105,390	117,099	—	222,489
Goodwill additions	291	—	—	291

Balance as of September 27, 2003	$105,681	$117,099	$—	$222,780

(1)	Goodwill balances and goodwill amortization have been included in Corporate for segment reporting purposes in Note 14.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill balances within the Garden Products and Pet Products segments were tested for impairment as of September 30, 2001, the date the Company adopted SFAS 142. As discussed in Note 1, the Company recorded an impairment charge of $146.7 million to write down goodwill upon adoption of the SFAS No. 142. The Company also performed its annual goodwill impairment analysis on the first day of the Company’s fiscal 2003 and 2002 fourth quarters, using a valuation model based on estimated future operating results and cash flows. This analysis indicated that no additional adjustments were required to the remaining goodwill balances. The impairment loss of $2,750,000 recorded in fiscal year 2002 was related to the write-off of goodwill associated with an unsuccessful equity method investment unrelated to adoption of SFAS No. 142.

6. Notes Payable

In fiscal 2002, the Company had a credit facility providing the Company and certain of its subsidiaries with an aggregate revolving loan commitment up to $175.0 million, with availability fluctuating based upon the value of assets eligible for inclusion in the borrowing base under the terms of the credit facility. At September 28, 2002, a balance of $34.0 million was outstanding under this agreement, bearing interest at a rate based on LIBOR plus 2% (3.8% at September 28, 2002). The Company terminated this credit facility in the third quarter of fiscal 2003.

The Company also had available through its Pennington subsidiary a $95 million line of credit as of September 28, 2002. At September 28, 2002, the Company had $26.0 million of borrowings under this line of credit facility. The remaining available borrowing capacity at September 28, 2002 was $52.3 million. Interest related to this line was based on a rate either equal to LIBOR plus 1.375% or the prime rate, at the Company’s option. The line of credit contained certain restrictive financial covenants, requiring maintenance of minimum levels of interest coverage, cash flow coverage and net worth and maximum funded debt to EBITDA. The line also did not allow the payment of dividends. The Company terminated this credit facility in the second quarter of fiscal 2003.

The Company also had available through its All-Glass Aquarium subsidiary a $10 million line of credit. As of September 28, 2002, the Company had no outstanding borrowings under this line of credit facility. The remaining available borrowing capacity at September 28, 2002 was $10.0 million. Interest related to this line was based on a rate equal to the prime rate less 0.5% or LIBOR plus a margin (2.0% at September 28, 2002) which fluctuated from 1.25% to 2.38%, determined quarterly based on EBITDA for the most recent trailing twelve month period. The line of credit was secured by a General Business Security Agreement and contained certain restrictive financial covenants, requiring maintenance of minimum levels of net worth and debt service coverage and maximum funded debt to EBITDA. The line also did not allow the payment of dividends. The Company terminated this credit facility in the second quarter of fiscal 2003.

7. Long-Term Debt

In May 2003, the Company obtained a new $200 million senior secured credit facility which included a five-year $100 million revolving credit facility and a six-year term loan. Interest on the revolving credit facility is based on a rate equal to prime plus a margin which fluctuates from 0.25% to 1.25% or LIBOR plus a margin which fluctuates from 1.75% to 2.75%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. This facility is secured by essentially all of the Company’s assets, contains certain financial covenants requiring maintenance of minimum levels of interest coverage and tangible net worth and maximum levels of senior debt to Earning Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and total debt to EBITDA and restricts the Company’s ability to make treasury stock purchases and pay dividends. This facility also requires the lenders’ prior written consent to any material

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investments in or acquisitions of a business. The new facility replaced our $175 million asset-based revolving credit facility. No balances were outstanding at September 27, 2003 under the $100 million revolving credit facility and the remaining available borrowing capacity at September 27, 2003 was $94.8 million.

Long-term debt consists of the following:

	September 27, 2003	September 28, 2002
	(in thousands)
Senior Subordinated Notes, interest at 9.125% payable semi-annually, principal due February 2013	$150,000	$—
Term Loan, interest at LIBOR + 2.75% or the prime rate + 1.25%, quarterly principal payments of $250,000 and interest payable quarterly, remaining balance due May 2009	100,000	—
Convertible subordinated notes, interest at 6% payable semi-annually, principal due November 15, 2003; convertible at the option of the holder into shares of common stock of the Company, at any time prior to redemption or maturity, at a conversion price of $28.00 per share (equal to a conversion rate of 35.7143 shares per $1,000 principal amount of notes)	—	115,000
Promissory note, interest at 7% with annual principal and interest payments of $5,550,289 through 2004	—	10,035
Note payable to bank, interest at floating rates; payable in monthly principal payments of $60,000 plus interest with unpaid balance due September 30, 2005	—	13,050
Industrial development revenue bonds due in semi-annual sinking fund installments of $140,000 beginning September 1, 2003 for 15 years; bearing interest at floating rates (2% at September 28, 2002), secured by letter of credit collateralized by plant and equipment	—	4,390
Note payable to bank, interest at floating rates; payable in monthly principal payments of $58,000 plus interest with unpaid balance due September 30, 2005	—	2,100
Industrial development revenue bonds due in annual sinking fund installments of $305,000 to $310,000 through July 2010, bearing interest at floating rates, secured by an unconditional letter of credit	—	2,475
Mortgage note payable to bank, interest based on a formula (3.3% at September 28, 2002), principal and interest due in monthly installments through March 2012	—	1,418
Industrial development revenue bonds due in annual sinking fund installments of $300,000 through December 2005, bearing interest at floating rates, secured by an unconditional letter of credit	—	1,200
Mortgage note payable to bank, interest at 6.75%; payable in monthly principal and interest installments of $11,573 with unpaid balance due April 2007	—	1,279
Industrial development revenue bonds due in annual sinking fund installments ranging from $130,000 to $195,000 through July 2005, bearing interest at floating rates, secured by an unconditional letter of credit	—	520
Mortgage note payable to bank, interest based on a formula (3.3% at September 28, 2002), principal and interest due in monthly installments through December 2019	—	943
Industrial development revenue bonds due in quarterly sinking fund installments of $35,000, final principal installment due March 2004, bearing interest at floating rates, secured by an unconditional letter of credit	—	210
Other notes payable	253	304

Total	250,253	152,924
Less current portion of long-term debt	1,028	7,593

Total	$249,225	$145,331

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principal repayments on long-term debt are scheduled as follows:

(in thousands)

Fiscal year:
2004	$1,028
2005	1,025
2006	1,250
2007	1,000
2008	1,000
Thereafter	244,950

Total	$250,253

8. Commitments and Contingencies

Purchase commitments – Seed production and purchase agreements obligate the Company to make future purchases based on estimated yields. These contracts vary in their terms, a portion of which have fixed prices or quantities. At September 27, 2003, estimated annual seed purchase commitments were $66.6 million for fiscal 2004, $30.7 million for fiscal 2005, $21.9 million for fiscal 2006, $13.8 million for fiscal 2007 and $7.3 million for fiscal 2008.

Leases – The Company has operating lease agreements principally for office and warehouse facilities and equipment. Such leases have remaining terms of 1 to 8 years. Rental expense was $17.7 million, $18.8 million and $19.9 million for fiscal years 2003, 2002 and 2001, respectively.

Certain facility leases have renewal options and provide for additional rent based upon increases in the Consumer Price Index.

Aggregate minimum annual payments on non-cancelable operating leases at September 27, 2003 are as follows:

(in thousands)

Fiscal year:
2004	$13,872
2005	10,858
2006	6,327
2007	3,372
2008	2,562
Thereafter	4,918

Total	$41,909

TFH Litigation. In December 1997, Central acquired all of the stock of TFH Publications, Inc. (“TFH”). In connection with the transaction, Central made a $10 million loan to the sellers, which was evidenced by a Promissory Note. In September 1998, the prior owners of TFH brought suit against Central and certain executives of Central for damages and relief from their obligations under the Promissory Note, alleging, among other things, that Central’s failure to properly supervise the TFH management team had jeopardized their prospects of achieving certain earnouts. Central believes that these allegations are without merit. Central counterclaimed against the prior owners for enforcement of the Promissory Note, rescission and/or damages and

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other relief, alleging, among other things, fraud, misrepresentation and breach of fiduciary duty by the prior owners of TFH. These actions, Herbert R. Axelrod and Evelyn Axelrod v. Central Garden & Pet Company; Glen S. Axelrod; Gary Hersch; William E. Brown; Robert B. Jones; Glenn Novotny; and Neill Hines, Docket No. MON-L-5100-99, and TFH Publications, Inc. v. Herbert Axelrod et al., Docket No. L-2127-99 (consolidated cases), are in the New Jersey Superior Court. The Court has scheduled the trial to begin in February 2004.

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

In April 2002, trial occurred on the claims and counterclaims of the parties (excluding one oral contract claim that was severed from the remainder of the case). The net verdict was in favor of Scotts in the amount of $10.4 million which had previously been recorded as an obligation by the Company. Scotts and Central filed post-trial motions. In a March 20, 2003 order, the district court denied Scotts’ motion for attorneys’ fees, granted Scotts’ motion to set aside $750,000 of the jury amount awarded to Central, denied Central’s motion for a new trial, granted Central’s motion for prejudgment interest, and granted in part and denied in part Scotts’ motion for prejudgment interest. The court directed each party to re-determine the amount of their respective interest claims in light of the Court’s ruling and to submit their respective determinations. On July 11, 2003, the Court issued an order resolving the remaining prejudgment interest issues and directing the parties to submit calculations in accordance with its decision. Pursuant to this order, the Court awarded prejudgment interest to Scotts in the net amount of $2.827 million. On October 3, 2003, Central and Scotts settled the oral contract claim that had previously been severed from the remainder of the case. Pursuant to the settlement, Scotts reduced the judgment amount by $300,000. Central and Scotts have each filed notices of appeal from different aspects of the prior judgment and post-judgment orders. In connection with the appeal, Central has posted approximately $15 million into an escrow account.

On July 7, 2000, Central filed suit against Scotts and Pharmacia Corporation (formerly know as Monsanto Company) seeking damages and injunctive relief for, among other things, violations of the antitrust laws. See Central Garden & Pet Company, v. The Scotts Company, and Pharmacia Corporation, formerly known as Monsanto Company, Docket No. C 00 2465, (U.S. Dist Ct. N.D. Cal.). Pursuant to a settlement reached with Pharmacia, Central and Pharmacia agreed that all antitrust claims against Pharmacia and Monsanto would be resolved, and the federal action has been dismissed as to Pharmacia and Monsanto. In May 2002, Scotts filed a motion for summary judgment in the federal action based on res judicata. The court granted the res judicata motion. Central has appealed the judgment entered pursuant to the court’s order. Oral argument on the appeal took place on November 6, 2003.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Central does not believe that the outcome of the above remaining matters will have a material adverse impact on its operations, financial position, or cash flows.

Phoenix Fire. On August 2, 2000, a fire destroyed Central’s leased warehouse space in Phoenix, Arizona, and an adjoining warehouse space leased by a third party. On July 31, 2001, the adjoining warehouse tenant filed a lawsuit against Central and other parties in the Superior Court of Arizona, Maricopa County, seeking to recover $47 million for property damage from the fire. See Cardinal Health Inc., et al. v. Central Garden & Pet Company, et al., Civil Case No. CV2001-013152. Local residents also filed a purported class action lawsuit alleging claims for bodily injury and property damage as a result of the fire. This lawsuit has now been settled as to all parties, subject to Court approval. As part of the settlement, Central’s liability insurers will pay $8 million on behalf of Central, once the settlement becomes final in early 2004. The building owner and several nearby businesses have also filed lawsuits for property damage and business interruption, which are being coordinated with the remaining tenant lawsuit. Each of these lawsuits is currently pending in the Superior Court of Arizona, Maricopa County. The Arizona Department of Environmental Quality, after monitoring the cleanup operations and asking Central, the building owner and the adjoining warehouse tenant to assess whether the fire and fire suppression efforts may have caused environmental impacts to soil, groundwater and/or surface water, has now issued a letter stating that Central need take no further action at the site with respect to environmental issues. In early 2001, the EPA requested information relating to the fire. On July 17, 2002, the EPA informed Central that it intended to file a civil administrative complaint seeking penalties of up to $350,000 for certain alleged post-fire reporting violations. Central and the EPA have recently settled those allegations for $65,000. The overall amount of the damages to all parties caused by the fire, and the overall amount of damages which Central may sustain as a result of the fire, have not been quantified. At the time of the fire, Central maintained property insurance covering losses to the leased premises, Central’s inventory and equipment, and loss of business income. Central also maintained insurance providing $51 million of coverage (with no deductible) against third party liability. Central believes that this insurance coverage will be available with respect to third party claims against Central if parties other than Central are not found responsible. The precise amount of the damages sustained in the fire, the ultimate determination of the parties responsible and the availability of insurance coverage are likely to depend on the outcome of complex litigation, involving numerous claimants, defendants and insurance companies.

9. Income Taxes

The provision (benefit) for income taxes consists of the following:

	Fiscal Year Ended
	September 27, 2003	September 28, 2002	September 29, 2001
	(in thousands)
Current:
Federal.	$10,454	$5,636	$(9,151)
State.	1,529	1,079	(1,347)

Total.	11,983	6,715	(10,498)

Deferred	9,037	(26,065)	10,251

Total	$21,020	$(19,350)	$(247)

Included in the $19.4 million benefit recorded in fiscal 2002 is a benefit of $34.5 million related to the cumulative effect of accounting change recorded during the fiscal year.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	September 27, 2003	September 28, 2002	September 29, 2001
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.0	2.0	0.6
Nondeductible expenses, primarily goodwill	0.8	(18.1)	(29.7)
Other	—	(0.1)	(2.6)

Effective tax rate	37.8%	18.8%	3.3%

Deferred income taxes reflect the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	September 27, 2003		September 28, 2002
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in thousands)
Current:
Allowance for doubtful accounts receivable.	$1,374		$1,873
Inventory write-downs	3,808		4,044
Prepaid expenses.		$2,133		$2,058
Nondeductible reserves	2,142		3,147
State taxes.		1,741		1,657
Other.	62		71

Current	7,386	3,874	9,135	3,715

Noncurrent:
Depreciation and amortization.	5,705		13,027
Joint venture income.		860		584
Other.	1,856		1,387

Noncurrent.	7,561	860	14,414	584

Total.	$14,947	$4,734	$23,549	$4,299

10. Shareholders’ Equity

At September 27, 2003, there were 80,000,000 shares of common stock ($0.01 par value) authorized, of which 18,167,669 were outstanding.

At September 27, 2003, there were 3,000,000 shares of Class B stock ($0.01 par value) authorized, of which 1,654,462 were outstanding. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and the holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B stock have certain conversion rights

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.

At September 27, 2003, there were 1,000,000 shares of preferred stock ($0.01 par value) authorized, of which none were outstanding.

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

In February 2003, the Company adopted the 2003 Omnibus Equity Incentive Plan (the “2003 Plan”) which provides for the grant of options to key employees and consultants of the Company for the purchase of up to an aggregate of 2.5 million shares of common stock of the Company. The 2003 Plan is administered by the Compensation Committee of the Board of Directors, comprised of independent directors only, who must approve individual awards to be granted, vesting and exercise of share conditions. The 2003 Plan replaced the 1993 Omnibus Equity Incentive Plan (the “1993 Plan”) which, through January 2003 provided for the grant of options to key employees and consultants of the Company for the purchase of up to an aggregate of 4.8 million shares of common stock of the Company. Upon adoption of the 2003 plan, the Company terminated the 1993 Plan, subject to the remaining outstanding option grants.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option activity under the Plan, Director Plan and to nonemployee directors outside the Director Plan is as follows:

	Number of Options	Weighted Average Exercise Price
Balance at September 30, 2000	3,159,948	$13.55

Granted (weighted average fair value of $2.95)	576,750	6.85
Exercised	(40,939)	2.75
Cancelled	(801,200)	13.15

Balance at September 29, 2001	2,894,559	12.48

Granted (weighted average fair value of $3.54)	1,179,488	8.78
Exercised	(462,621)	11.22
Cancelled	(783,260)	14.19

Balance at September 28, 2002	2,828,166	10.66

Granted (weighted average fair value of $6.76)	564,038	21.72
Exercised	(899,250)	9.58
Cancelled	(383,624)	18.71

Balance at September 27, 2003	2,109,330	12.48

Exercisable at September 29, 2001	1,391,644	15.03

Exercisable at September 28, 2002	996,821	14.25

Exercisable at September 27, 2003	438,238	10.43

Options Outstanding September 27, 2003				Options Exercisable September 27, 2003
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$1.30 – $4.99	19,656	1.2	$1.30	19,656	$1.30
5.00 – 9.99	1,087,990	1.6	7.54	237,133	7.44
10.00 – 14.99	346,209	5.0	12.90	82,236	13.21
15.00 – 19.99	119,487	1.4	16.08	87,153	15.83
20.00 – 24.99	529,988	3.5	21.75	6,060	21.99
25.00 – 30.00	6,000	0.6	30.00	6,000	30.00

$1.30 – $30.00	2,109,330	2.6	$12.48	438,238	$10.43

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Earnings Per-Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per-share (EPS) computations:

	Fiscal Year Ended September 27, 2003			Fiscal Year Ended September 28, 2002			Fiscal Year Ended September 29, 2001
	Income	Shares	Per Share	Loss	Shares	Per Share	Loss	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income (loss) available to common shareholders	$34,641	19,327	$1.79	$(83,692)	18,581	$(4.50)	$(7,143)	18,402	$(0.39)
Effect of dilutive securities:
Options to purchase common stock	—	754		—	321
Convertible notes	—	—		4,470	4,107

Diluted EPS:
Net income (loss) attributed to common shareholders	$34,641	20,081	$1.73	$(79,222)	23,009	$(3.44)	$(7,143)	18,402	$(0.39)

Shares from the assumed conversion of the Company’s convertible securities and exercise of certain options to purchase common stock were not included in the computation of diluted EPS for fiscal 2003 or 2001 as the impact would have been anti-dilutive. The convertible securities were retired during the second quarter of fiscal year 2003 and were only outstanding for part of fiscal year 2003. Although the assumed conversion of such items was anti-dilutive during fiscal 2002, 4,107,143 of the Company’s convertible securities were included in the computation of diluted EPS as required by SFAS No. 128, “Earnings Per Share,” which requires net income before the cumulative effect of accounting change to be used for measurement purposes of dilution.

Options to purchase 2,109,330 shares of common stock at prices ranging from $1.30 to $30.00 per share were outstanding at September 27, 2003. Of these shares, 6,148 were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive. Options to purchase 2,828,166 shares of common stock at prices ranging from $1.30 to $33.94 per share were outstanding at September 28, 2002. Of these shares, 848,803 were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive. Options to purchase 2,894,559 shares of common stock at prices ranging from $1.30 to $33.94 per share were outstanding at September 29, 2001 but were not included in the computation of diluted earnings per share because the assumed exercise would have been anti-dilutive.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Quarterly Financial Data – unaudited

	Fiscal 2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Sales	$211,936	$330,509	$345,115	$257,441
Gross profit	61,218	99,090	102,207	70,924
Net income (loss)	(717)	13,529	17,230	4,599

Net income (loss) per common equivalent share:
Basic	$(0.04)	$0.70	$0.89	$0.23
Diluted	$(0.04)	$0.68	$0.86	$0.23

Weighted average common equivalent shares outstanding:
Basic	19,060	19,234	19,357	19,673
Diluted	19,060	20,009	20,137	20,415

	Fiscal 2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Sales	$210,659	$290,693	$335,609	$240,819
Gross profit	61,502	90,900	100,978	66,963
Net income (loss) before cumulative effect of accounting change	(1,509)	10,936	18,367	751
Net income (loss)	(113,746)	10,936	18,367	751

Net income (loss) per common equivalent share before cumulative effect of accounting change:
Basic	$(0.08)	$0.59	$0.99	$0.04
Diluted	$(0.08)	$0.53	$0.84	$0.04

Net income (loss) per common equivalent share:
Basic	$(6.17)	$0.59	$0.99	$0.04
Diluted	$(6.17)	$0.53	$0.84	$0.04

Weighted average common equivalent shares outstanding:
Basic	18,446	18,469	18,579	18,820
Diluted	18,446	22,734	23,200	19,141

13. Transactions with Related Parties

During fiscal 2003, 2002 and 2001, subsidiaries of the Company purchased $2.4 million, $2.5 million and $2.1 million, respectively, of products from Bio Plus, Inc., a company that produces granular peanut hulls. As of September 27, 2003 and September 28, 2002, the Company owed Bio Plus, Inc. $75,581 and $78,053, respectively, for such purchases. Such amounts were included in accounts payable as of that date. A director and executive officer of the Company is a minority shareholder and a director of Bio Plus, Inc.

14. Business Segment Data

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Garden Products segment consists of Pennington Seed, Matthews Four Seasons, Grant’s, Norcal Pottery, AMBRANDS and Lilly Miller. Products manufactured or designed and sourced are products found typically in the lawn and garden sections of mass merchandisers, warehouse-type clubs, home improvement centers and nurseries and include grass seed, bird feed, clay pottery, outdoor wooden planters and trellises, ant control and animal repellents. These products are sold directly to retailers and to distributors. The Garden Products segment is also a distributor of lawn and garden products. This segment also operates distribution centers in various states. Their products are sold to independent retailers, national retail chains, grocery stores and mass merchants.

The Corporate division includes expenses associated with corporate functions and projects, certain employee benefits, goodwill amortization and impairments, interest income, interest expense and intersegment eliminations.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to the Company’s business segments for each of the three most recent fiscal years is presented in the table below.

	2003	2002	2001
	(in thousands)
Net sales:
Pet Products	$501,652	$471,077	$476,013
Garden Products	643,349	606,703	646,986

Total net sales	$1,145,001	$1,077,780	$1,122,999

Income (loss) from operations before other charges:
Pet Products	$52,677	$43,386	$34,846
Garden Products	39,347	37,257	12,667
Corporate, eliminations and all other	(19,683)	(27,879)	(33,451)

Total income from operations before other charges	72,341	52,764	14,062
Interest expense	(19,747)	(14,745)	(23,247)
Interest income	545	137	164
Other income	2,522	5,548	1,631
Income taxes	(21,020)	(15,159)	247

Income (loss) before cumulative effect of accounting change	34,641	28,545	(7,143)
Cumulative effect of accounting change, net of tax	—	(112,237)	—

Net income (loss)	$34,641	$(83,692)	$(7,143)

Assets:
Pet Products	$208,703	$201,051
Garden Products	281,679	254,903
Corporate, eliminations and all other	338,716	276,003

Total assets	$829,098	$731,957

Depreciation and amortization:
Pet Products	$11,985	$11,589	$10,758
Garden Products	5,352	5,456	6,185
Corporate	541	571	11,419

Total depreciation and amortization	$17,878	$17,616	$28,362

Expenditures for long-lived assets
Pet Products	$13,906	$7,043	$7,206
Garden Products	3,456	2,462	5,111
Corporate	596	1,402	1,571

Total expenditures for long-lived assets	$17,958	$10,907	$13,888

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Consolidating Condensed Financial Information of Guarantor Subsidiaries

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

Four Paws Products Ltd.

Grant Laboratories, Inc.

Kaytee Products, Incorporated

Matthews Redwood & Nursery Supply, Inc.

Pennington Seed, Inc. (including Phaeton Corporation (dba Unicorn Labs), Pennington Seed, Inc. of Nebraska, Gro Tec, Inc., Seeds West, Inc., All-Glass Aquarium Co., Inc. (including Oceanic Systems, Inc.))

T.F.H. Publications, Inc.

Wellmark International

Norcal Pottery Products, Inc.

In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying audited consolidating condensed financial statements based on the Company’s understanding of the Securities and Exchange Commission’s interpretation and application of Rule 3-10 of the Securities and Exchange Commission’s Regulation S-X.

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Fiscal Year Ended September 27, 2003

(in thousands)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$376,217	$844,933	$(76,149)	$1,145,001
Cost of goods sold and occupancy	278,457	608,895	(75,790)	811,562

Gross profit (loss)	97,760	236,038	(359)	333,439
Selling, general and administrative expenses	97,260	163,838	—	261,098

Income (loss) from operations	500	72,200	(359)	72,341
Interest – net	(18,314)	(888)	—	(19,202)
Other income	741	1,781	—	2,522

Income (loss) before income taxes	(17,073)	73,093	(359)	55,661
Income taxes	(6,127)	27,280	(133)	21,020

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(10,946)	45,813	(226)	34,641
Equity in undistributed income of guarantor subsidiaries	45,587	—	(45,587)	—

Net income (loss)	$34,641	$45,813	$(45,813)	$34,641

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Fiscal Year Ended September 28, 2002

(in thousands)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$373,475	$774,059	$(69,754)	$1,077,780
Cost of goods sold and occupancy	285,356	542,040	(69,959)	757,437

Gross profit	88,119	232,019	205	320,343
Selling, general and administrative expenses	104,563	163,016	—	267,579

Income (loss) from operations	(16,444)	69,003	205	52,764
Interest – net	(12,203)	(2,405)	—	(14,608)
Other income (expense)	(2,171)	7,719	—	5,548

Income (loss) before income taxes and cumulative effect of accounting change	(30,818)	74,317	205	43,704
Income taxes	(12,250)	27,327	82	15,159

Income (loss) before cumulative effect of accounting change	(18,568)	46,990	123	28,545
Cumulative effect of accounting change, net of tax	(112,237)	—	—	(112,237)

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(130,805)	46,990	123	(83,692)
Equity in undistributed income of guarantor subsidiaries	47,113	—	(47,113)	—

Net income (loss)	$(83,692)	$46,990	$(46,990)	$(83,692)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Fiscal Year Ended September 29, 2001

(in thousands)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$431,138	$751,757	$(59,896)	$1,122,999
Cost of goods sold and occupancy	329,958	541,397	(60,169)	811,186

Gross profit	101,180	210,360	273	311,813
Selling, general and administrative expenses	133,364	164,387	—	297,751

Income (loss) from operations	(32,184)	45,973	273	14,062
Interest – net	(17,523)	(5,560)	—	(23,083)
Other income	479	1,152	—	1,631

Income (loss) before income taxes	(49,228)	41,565	273	(7,390)
Income taxes	(16,983)	16,626	110	(247)

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(32,245)	24,939	163	(7,143)
Equity in undistributed income of guarantor subsidiaries	25,102	—	(25,102)	—

Net income (loss)	$(7,143)	$24,939	$(24,939)	$(7,143)

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING CONDENSED BALANCE SHEET

September 27, 2003

(in thousands)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$76,354	$1,250	$—	$77,604
Accounts receivable	43,209	113,415	(10,549)	146,075
Inventories	55,718	161,438	—	217,156
Prepaid expenses and other assets	10,198	5,024	—	15,222

Total current assets	185,479	281,127	(10,549)	456,057
Land, buildings, improvements and equipment, net	10,092	91,446	—	101,538
Goodwill	222,780	—	—	222,780
Investment in guarantors	281,522	—	(281,522)	—
Deferred income taxes and other assets	47,607	1,116	—	48,723

Total	$747,480	$373,689	$(292,071)	$829,098

LIABILITIES
Accounts payable	$53,024	$62,628	$(10,549)	$105,103
Accrued expenses and other liabilities	20,131	27,958	—	48,089

Total current liabilities	73,155	90,586	(10,549)	153,192
Long-term debt	249,200	25	—	249,225

Other long-term obligations	29	1,556	—	1,585
Total shareholders’ equity	425,096	281,522	(281,522)	425,096

Total	$747,480	$373,689	$(292,071)	$829,098

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING CONDENSED BALANCE SHEET

SEPTEMBER 28, 2002

(in thousands)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$10,080	$804	$—	$10,884
Accounts receivable	41,002	103,087	(13,105)	130,984
Inventories	52,417	140,742	—	193,159
Prepaid expenses and other assets	21,046	5,050	—	26,096

Total current assets	124,545	249,683	(13,105)	361,123
Land, buildings, improvements and equipment, net	12,191	88,673	—	100,864
Goodwill	222,489	—	—	222,489
Investment in guarantors	212,738	—	(212,738)	—
Deferred income taxes and other assets	35,070	14,347	(1,936)	47,481

Total	$607,033	$352,703	$(227,779)	$731,957

LIABILITIES
Notes payable	$33,992	$25,983	$—	$59,975
Accounts payable	52,606	57,295	(13,105)	96,796
Accrued expenses and other liabilities	22,437	27,898	—	50,335

Total current liabilities	109,035	111,176	(13,105)	207,106
Long-term debt	120,387	24,944	—	145,331

Other long-term obligations	103	3,845	(1,936)	2,012
Equity	377,508	212,738	(212,738)	377,508

Total	$607,033	$352,703	$(227,779)	$731,957

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

September 27, 2003

(in thousands)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$4,137	$47,065	$—	$51,202
Expenditures for land, buildings, improvements and equipment	(1,987)	(15,971)	—	(17,958)
Payments to acquire companies, net of cash acquired	(4,614)	—	—	(4,614)
Investment in guarantor	(22,971)	22,971	—	—

Net cash provided (used) by investing activities	(29,572)	7,000	—	(22,572)

Repayments under lines of credit, net	(33,992)	(25,983)	—	(59,975)
Payments on long-term debt	(125,035)	(27,636)	—	(152,671)
Proceeds from issuance of long-term debt	250,000	—	—	250,000
Proceeds from issuance of stock	8,070	—	—	8,070
Deferred financing costs	(7,334)	—	—	(7,334)

Net cash provided (used) by financing activities	91,709	(53,619)	—	38,090

Net increase in cash and cash equivalents	66,274	446	—	66,720
Cash and cash equivalents at beginning of period	10,080	804	—	10,884

Cash and cash equivalents at end of period	$76,354	$1,250	$—	$77,604

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

September 28, 2002

(in thousands)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$11,190	$61,623	$—	$72,813
Expenditures for land, buildings, improvements and equipment	(2,186)	(8,721)	—	(10,907)
Investment in guarantor	41,638	(41,638)	—	—

Net cash provided (used) by investing activities	39,452	(50,359)	—	(10,907)

Repayments under lines of credit, net	(49,069)	(10,379)	—	(59,448)
Payments on long-term debt	(4,531)	(1,220)	—	(5,751)
Proceeds from issuance of stock	5,885	—	—	5,885

Net cash used by financing activities	(47,715)	(11,599)	—	(59,314)

Net increase (decrease) in cash and cash equivalents	2,927	(335)	—	2,592
Cash and cash equivalents at beginning of period	7,153	1,139	—	8,292

Cash and cash equivalents at end of period	$10,080	$804	$—	$10,884

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

September 29, 2001

(in thousands)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$19,951	$18,863	$—	$38,814
Expenditures for land, buildings, improvements and equipment	(579)	(13,309)	—	(13,888)
Payments to acquire companies, net of cash acquired	—	(18,277)	—	(18,277)
Investment in guarantor	19,916	(19,916)	—	—

Net cash provided (used) by investing activities	19,337	(51,502)	—	(32,165)

Borrowings (repayments) under lines of credit, net	(32,014)	22,198	—	(9,816)
Payments on long-term debt	(4,234)	(8,610)	—	(12,844)
Proceeds from issuance of long-term debt	—	18,000	—	18,000
Proceeds from issuance of stock	618	—	—	618

Net cash provided (used) by financing activities	(35,630)	31,588	—	(4,042)

Net increase (decrease) in cash and cash equivalents	3,658	(1,051)	—	2,607
Cash and cash equivalents at beginning of period	3,495	2,190	—	5,685

Cash and cash equivalents at end of period	$7,153	$1,139	$—	$8,292

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(b) Changes in internal controls. There were no significant changes in our internal control over financial reporting that occurred during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

We have adopted a code of ethics that applies to all of our executive officers and directors, a copy of which is filed as Exhibit 14 to this Form 10-K.

The remaining information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders under the captions “Election of Directors,” “Audit Committee Financial Expert” and “Section 16(a) Beneficial Ownership Reporting Compliance.” See also Item 1 above.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders under the captions “Ownership of Management and Principal Stockholders” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders under the captions “Compensation Committee Interlocks and Insider Participation” and “Transactions with the Company.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders under the caption “Principal Accountant Fees and Services.”

PART IV

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

(2)	Exhibits:

See attached Exhibit Index.

(b)	We did not file any report on Form 8-K during the fourth quarter of fiscal 2003.

We furnished the following report on Form 8-K during the fourth quarter of fiscal 2003:

•	Form 8-K furnished August 5, 2003 relating to our earnings release for the quarter ended June 28, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 10, 2003

CENTRAL GARDEN & PET COMPANY

By	/s/ GLENN W. NOVOTNY
Glenn W. Novotny Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date

/s/ GLENN W. NOVOTNY Glenn W. Novotny	Chief Executive Officer, President and Director (Principal Executive Officer)	December 10, 2003

/s/ STUART W. BOOTH Stuart W. Booth	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 10, 2003

/s/ JOHN B. BALOUSEK John B. Balousek	Director	December 10, 2003

/s/ WILLIAM E. BROWN William E. Brown	Chairman	December 10, 2003

/s/ DAVID N. CHICHESTER David N. Chichester	Director	December 10, 2003

/s/ DANIEL P. HOGAN, JR. Daniel P. Hogan, Jr.	Director	December 10, 2003

/s/ BROOKS M. PENNINGTON, III Brooks M. Pennington, III	Director	December 10, 2003

/s/ BRUCE A. WESTPHAL Bruce A. Westphal	Director	December 10, 2003

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

Exhibit Number	Exhibit

3.1	Third Amended and Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3.1 to Registration Statement No. 33-98544).

3.1.1	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3.1.1 to Registration Statement No. 333-46437).

3.2	Copy of Registrant’s Bylaws (Incorporated by reference from Exhibit 3.2 to Registration Statement No. 33-48070).

4.1	Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4.1 to Registration Statement No. 33-48070).

4.2	Indenture dated as of January 30, 2003 between the Company, Wells Fargo and the Subsidiary Guarantors name therein (Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-4 No. 333-103835).

10.1	Form of Indemnification Agreement between the Company and Executive Officers and Directors (Incorporated by reference from Exhibit 10.18 to Registration Statement No. 33-48070).

10.2	Credit Agreement dated May 14, 2003, between the Company and Canadian Imperial Bank of Commerce et al. (Incorporated by reference from Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended June 28, 2003.

10.3	Stock Purchase Agreement dated as of December 5, 1997 among the Company and the shareholders of T.F.H. Publications, Inc. (Incorporated by reference from Exhibit 1.2 to the Company’s Report on Form 8-K/A dated December 18, 1997)

10.4	1993 Omnibus Equity Incentive Plan, as amended (Incorporated by reference from Exhibits 4.1 to the Company’s Registration Statements Nos. 33-7236, 33-89216, 333-1238 and 333-41931).

10.5	2003 Omnibus Equity Incentive Plan (Incorporated by reference from Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 29, 2003).

10.6	Nonemployee Director Equity Incentive Plan, as amended June 8, 2001 (Incorporated by reference from Exhibit 10.12 to the Company’s Form 10-K/A for the fiscal year ended September 29, 2001).

10.7	Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III (Incorporated by reference from Exhibit 10.20 to the Company’s Form 10-K/A for the fiscal year ended September 26, 1998).

10.8	Modification and Extension of Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III, dated as of May 6, 2003 (Incorporated by reference from Exhibit 10.7.1 to the Company’s Form 10-Q for the quarter ended June 28, 2003).

12	Statement re Computation of Ratios of Earnings to Fixed Charges.

14	Code of Ethics.

21	List of Subsidiaries.

23	Independent Auditors’ Consent.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.