Form 10-Q
period 2003-12-27
CENTRAL GARDEN & PET COMPANY
filed 2004-02-10
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of January 30, 2004	18,322,518
Class B Stock Outstanding as of January 30, 2004	1,654,462

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

This quarterly report contains “forward-looking” statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed below, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2003, and from time to time in our filings with the Securities and Exchange Commission. Central undertakes no obligation to publicly update these forward-looking statements to reflect new information, subsequent events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 27, 2003	December 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$77,604	$65,265
Restricted investments	—	15,052
Accounts receivable (less allowance for doubtful accounts of $6,575 and $5,864)	146,075	113,839
Inventories	217,156	243,911
Prepaid expenses and other assets	15,222	17,601

Total current assets	456,057	455,668
Land, buildings, improvements and equipment—net	101,538	101,873
Goodwill	222,780	222,780
Deferred income taxes and other assets	48,723	51,481

Total	$829,098	$831,802

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,103	$105,112
Accrued expenses	47,061	47,556
Current portion of long-term debt	1,028	1,028

Total current liabilities	153,192	153,696
Long-term debt	249,225	249,782
Other long-term obligations	1,585	1,570
Shareholders’ equity:
Class B stock, $.01 par value: 1,654,462 shares outstanding at September 27, 2003 and December 27, 2003	16	16
Common stock, $.01 par value: 31,909,919 and 32,039,368 issued and 18,167,669 and 18,297,118 outstanding at September 27, 2003 and December 27, 2003	319	320
Additional paid-in capital	545,228	547,530
Retained earnings	24,360	23,715
Treasury stock	(144,827)	(144,827)

Total shareholders’ equity	425,096	426,754

Total	$829,098	$831,802

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	December 28, 2002	December 27, 2003
Net sales	$211,936	$222,350
Cost of goods sold and occupancy	150,718	160,279

Gross profit	61,218	62,071
Selling, general and administrative expenses	59,254	58,511

Income from operations	1,964	3,560
Interest expense	(2,843)	(4,105)
Interest income	26	199
Other expense	(341)	(715)

Loss before income taxes	(1,194)	(1,061)
Income taxes	(477)	(416)

Net loss	$(717)	$(645)

Basic and diluted loss per common equivalent share	$(0.04)	$(0.03)

Basic and diluted weighted average shares used in the computation of loss per share	19,060	19,877

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 28, 2002	December 27, 2003
Cash flows from operating activities:
Net loss	$(717)	$(645)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,501	4,617
Change in assets and liabilities:
Receivables	25,141	32,236
Inventories	(31,730)	(26,755)
Prepaid expenses and other assets	7,441	(4,015)
Accounts payable	(1,020)	9
Accrued expenses	(3,350)	495
Other long-term obligations	47	(15)

Net cash provided by operating activities	313	5,927
Cash flows used in investing activities:
Additions to land, buildings, improvements and equipment	(2,467)	(4,550)
Restricted investments	—	(15,052)

Net cash used in investing activities	(2,467)	(19,602)
Cash flows from financing activities:
Borrowings under lines of credit, net	4,674	—
Repayments of long-term debt	(739)	(250)
Proceeds from issuance of common stock	2,125	1,586

Net cash provided by financing activities	6,060	1,336

Net increase (decrease) in cash and cash equivalents	3,906	(12,339)
Cash and cash equivalents at beginning of period	10,884	77,604

Cash and cash equivalents at end of period	$14,790	$65,265

Supplemental information:
Cash paid for interest	$1,125	$653

Cash paid (refunds received) for income taxes—net	$(8,319)	$(798)

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended December 27, 2003

(unaudited)

1. Basis of Presentation

The condensed consolidated balance sheet of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of December 27, 2003, the condensed consolidated statements of operations for the three months ended December 28, 2002 and December 27, 2003 and the condensed consolidated statements of cash flows for the three months ended December 28, 2002 and December 27, 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

Due to the seasonal nature of the Company’s business, the results of operations for the three months ended December 27, 2003 are not indicative of the operating results that may be expected for the fiscal year ending September 25, 2004. It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2003 Annual Report on Form 10-K which has previously been filed with the Securities and Exchange Commission.

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

If compensation expense for the Company’s various stock option plans had been determined based upon the projected fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s pro-forma net earnings, basic and diluted earnings per common share would have been as follows:

	Three Months Ended
	December 28, 2002	December 27, 2003
	(in thousands)
Net loss, as reported	$(717)	$(645)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	(458)	(323)

Pro forma net loss	$(1,175)	$(968)

Net loss per common equivalent share:
Basic and diluted – as reported	$(0.04)	$(0.03)
Basic and diluted – pro forma	$(0.06)	$(0.05)

3. Earnings Per Share

Options to purchase 2,418,547 and 2,348,741 shares of common stock at prices ranging from $1.30 to $33.94 per share were outstanding during the three-month periods ended December 27, 2003 and December 28, 2002, respectively, but were not included in the computation of diluted earnings per share because the assumed exercise would have been anti-dilutive in each period. Shares of common stock from the assumed conversion of the company’s previously outstanding convertible securities totaling 4,107,143 were also not included in the computation of diluted earnings per share for the three-month period ended December 28, 2002 because the assumed conversion would have been anti-dilutive.

4. Segment Information

Management has determined that the reportable segments of the Company are Garden Products and Pet Products, based on the level at which the chief operating decision making group reviews the results of operations to make decisions regarding performance assessment and resource allocation.

	Three Months Ended
	December 28, 2002	December 27, 2003
	(in thousands)
Net sales
Garden Products	$93,248	$92,831
Pet Products	118,688	129,519

Total net sales	$211,936	$222,350

Income (loss) from operations:
Garden Products	$(3,221)	$(2,910)
Pet Products	9,873	10,865
Corporate	(4,688)	(4,395)

Total income from operations	1,964	3,560

Interest expense – net	(2,817)	(3,906)
Other expense	(341)	(715)
Income taxes	(477)	(416)

Net loss	$(717)	$(645)

Depreciation and amortization:
Garden Products	$1,331	$1,389
Pet Products	3,045	3,066
Corporate	125	162

Total depreciation and amortization	$4,501	$4,617

	September 27, 2003	December 27, 2003
	(in thousands)
Assets:
Garden Products	$281,679	$288,833
Pet Products	208,703	205,302
Corporate	338,716	337,667

Total assets	$829,098	$831,802

Goodwill (included in corporate assets):
Garden Products	$105,681	$105,681
Pet Products	117,099	117,099

Total goodwill	$222,780	$222,780

5. Contingencies

Central does not believe that the outcome of the following legal proceedings will have a material adverse effect on its results of operations, liquidity or financial position taken as a whole. However, because these proceedings may raise complex factual and legal issues and are subject to uncertainties, Central cannot predict with assurance the outcome of these proceedings. Accordingly, adverse settlements or resolutions may occur and negatively impact earnings in the quarter of settlement or resolution.

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

In April 2002, trial occurred on the claims and counterclaims of the parties (excluding one oral contract claim that was severed from the remainder of the case). The net verdict was in favor of Scotts in the amount of $10.4 million which had previously been recorded as an obligation by the Company. Scotts and Central filed post-trial motions. In a March 20, 2003 order, the district court denied Scotts’ motion for attorneys’ fees, granted Scotts’ motion to set aside $750,000 of the jury amount awarded to Central, denied Central’s motion for a new trial, granted Central’s motion for prejudgment interest, and granted in part and denied in part Scotts’ motion for prejudgment interest. The court directed each party to re-determine the amount of their respective interest claims in light of the Court’s ruling and to submit their respective determinations. On July 11, 2003, the Court issued an order resolving the remaining prejudgment interest issues and directing the parties to submit calculations in accordance with its decision. Pursuant to this order, the Court awarded prejudgment interest to Scotts in the net amount of $2.8 million. On October 3, 2003, Central and Scotts settled the oral contract claim that had previously been severed from the remainder of the case. Pursuant to the settlement, Scotts reduced the judgment amount by $300,000. Central and Scotts have each filed notices of appeal from different aspects of the prior judgment and post-judgment orders. In connection with the appeal, Central has paid approximately $15 million into an escrow account which is reported as restricted investments on our balance sheet.

On July 7, 2000, Central filed suit against Scotts and Pharmacia Corporation (formerly know as Monsanto Company) seeking damages and injunctive relief for, among other things, violations of the antitrust laws. See Central Garden & Pet Company, v. The Scotts Company, and Pharmacia Corporation, formerly known as Monsanto Company, Docket No. C 00 2465, (U.S. Dist Ct. N.D. Cal.). Pursuant to a settlement reached with Pharmacia, Central and Pharmacia agreed that all antitrust claims against Pharmacia and Monsanto would be resolved, and the federal action has been dismissed as to Pharmacia and Monsanto. In May 2002, Scotts filed a motion for summary judgment in the federal action based on res judicata. The court granted the res judicata motion. Central has appealed the judgment entered pursuant to the court’s order. On January 15, 2004, the Ninth Circuit Court of Appeals affirmed the judgment.

Phoenix Fire. On August 2, 2000, a fire destroyed Central’s leased warehouse space in Phoenix, Arizona, and an adjoining warehouse space leased by a third party. On July 31, 2001, the adjoining warehouse tenant filed a lawsuit against Central and other parties in the Superior Court of Arizona, Maricopa County, seeking to recover $47 million for property damage from the fire. See Cardinal Health Inc., et al. v. Central Garden & Pet Company, et al., Civil Case No. CV2001-013152. Local residents also filed a purported class action lawsuit alleging claims for bodily injury and property damage as a result of the fire. This lawsuit has now been settled as to all parties, subject to Court approval. As part of the settlement, Central’s liability insurers will pay $8 million on behalf of Central, once the settlement becomes final in 2004. The building owner and several nearby businesses have also filed lawsuits for property damage and business interruption, which are being coordinated with the remaining tenant lawsuit. Each of these lawsuits is currently pending in the Superior Court of Arizona, Maricopa County. The Arizona Department of Environmental Quality, after monitoring the cleanup operations and asking Central, the building owner and the adjoining warehouse tenant to assess whether the fire and fire suppression efforts may have caused environmental impacts to soil, groundwater and/or surface water, has now issued a letter stating that Central need take no further action at the site with respect to environmental issues. In early 2001, the EPA requested information relating to the fire. On July 17, 2002, the EPA informed Central that it intended to file a civil administrative complaint seeking penalties of up to $350,000 for certain alleged post-fire reporting violations. Central and the EPA have settled those allegations for $65,000. The overall amount of the damages to all parties caused by the fire, and the overall amount of damages which Central may sustain as a result of the fire, have not been quantified. At the time of the fire, Central maintained property insurance covering losses to the leased premises, Central’s inventory and equipment, and loss of business income. Central also maintained insurance providing $51 million of coverage (with no deductible) against third party liability. Central believes that this insurance coverage will be available with respect to third party claims against Central if parties other than Central are not found responsible. The precise amount of the damages sustained in the fire, the ultimate determination of the parties responsible and the availability of insurance coverage are likely to depend on the outcome of complex litigation, involving numerous claimants, defendants and insurance companies.

6. Consolidating Condensed Financial Information of Guarantor Subsidiaries

Certain wholly owned subsidiaries of the Company (as listed below, collectively the “Guarantor Subsidiaries”) have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the Company’s $150,000,000 9-1/8% Senior Subordinated Notes (the “Notes”) issued on January 30, 2003. Certain subsidiaries and operating divisions are not guarantors of the Notes and have been included in the financial results of the Parent in the information below. Those subsidiaries that are guarantors of the Notes are as follows:

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

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

	Three Months Ended December 27, 2003 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$77,313	$161,211	$(16,174)	$222,350
Cost of goods sold and occupancy	57,270	119,006	(15,997)	160,279

Gross profit	20,043	42,205	(177)	62,071
Selling, general and administrative expenses	21,984	36,527	—	58,511

Income (loss) from operations	(1,941)	5,678	(177)	3,560
Interest – net	(4,024)	118	—	(3,906)
Other expense	(564)	(151)	—	(715)

Income (loss) before income taxes	(6,529)	5,645	(177)	(1,061)
Income taxes	2,561	(2,214)	69	416

Net income (loss)	(3,968)	3,431	(108)	(645)
Equity in undistributed income of guarantor subsidiaries	3,323	—	(3,323)	—

Net income (loss)	$(645)	$3,431	$(3,431)	$(645)

	Three Months Ended December 28, 2002 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$71,551	$153,658	$(13,273)	$211,936
Cost of goods sold and occupancy	52,451	111,788	(13,521)	150,718

Gross profit	19,100	41,870	248	61,218
Selling, general and administrative expenses	21,520	37,734	—	59,254

Income (loss) from operations	(2,420)	4,136	248	1,964
Interest – net	(2,425)	(392)	—	(2,817)
Other income (expense)	(638)	297	—	(341)

Income (loss) before income taxes	(5,483)	4,041	248	(1,194)
Income taxes	2,193	(1,617)	(99)	477

Net income (loss)	(3,290)	2,424	149	(717)
Equity in undistributed income of guarantor subsidiaries	2,573	—	(2,573)	—

Net income (loss)	$(717)	$2,424	$(2,424)	$(717)

CONSOLIDATING CONDENSED BALANCE SHEET

	December 27, 2003 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$62,732	$2,533	$—	$65,265
Restricted investments	15,052	—	—	15,052
Accounts receivable	36,510	88,706	(11,377)	113,839
Inventories	69,466	174,445	—	243,911
Prepaid expenses and other assets	11,762	5,839	—	17,601

Total current assets	195,522	271,523	(11,377)	455,668
Land, buildings, improvements and equipment, net	10,065	91,808	—	101,873
Goodwill	222,780	—	—	222,780
Investment in Guarantors	280,632	—	(280,632)	—
Deferred income taxes and other assets	50,751	730	—	51,481

Total	$759,750	$364,061	$(292,009)	$831,802

LIABILITIES
Accounts payable	$59,517	$56,972	$(11,377)	$105,112
Accrued expenses and other current liabilities	23,705	24,879	—	48,584

Total current liabilities	83,222	81,851	(11,377)	153,696
Long-term debt	249,757	25	—	249,782
Other long-term obligations	17	1,553	—	1,570
Equity	426,754	280,632	(280,632)	426,754

Total	$759,750	$364,061	$(292,009)	$831,802

CONSOLIDATING CONDENSED BALANCE SHEET

	September 27, 2003 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$76,354	$1,250	$—	$77,604
Accounts receivable	43,209	113,415	(10,549)	146,075
Inventories	55,718	161,438	—	217,156
Prepaid expenses and other assets	10,198	5,024	—	15,222

Total current assets	185,479	281,127	(10,549)	456,057
Land, buildings, improvements and equipment, net	10,092	91,446	—	101,538
Goodwill	222,780	—	—	222,780
Investment in Guarantors	281,522	—	(281,522)	—
Deferred income taxes and other assets	47,607	1,116	—	48,723

Total	$747,480	$373,689	$(292,071)	$829,098

LIABILITIES
Accounts payable	$53,024	$62,628	$(10,549)	$105,103
Accrued expenses and other current liabilities	20,131	27,958	—	48,089

Total current liabilities	73,155	90,586	(10,549)	153,192
Long-term debt	249,200	25	—	249,225
Other long-term obligations	29	1,556	—	1,585
Equity	425,096	281,522	(281,522)	425,096

Total	$747,480	$373,689	$(292,071)	$829,098

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

	Three Months Ended December 27, 2003 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$162	$9,196	$(3,431)	$5,927
Expenditures for land, buildings, improvements and equipment	(958)	(3,592)	—	(4,550)
Investments	(15,052)	—		(15,052)
Investment in guarantor subsidiaries	890	(4,321)	3,431	—

Net cash provided (used) by investing activities	(15,120)	(7,913)	3,431	(19,602)

Payments on long-term debt	(250)	—	—	(250)
Proceeds from issuance of stock	1,586	—	—	1,586

Net cash provided by financing activities	1,336	—	—	1,336

Net increase (decrease) in cash and cash equivalents	(13,622)	1,283	—	(12,339)
Cash and cash equivalents at beginning of period	76,354	1,250	—	77,604

Cash and cash equivalents at end of period	$62,732	$2,533	$—	$65,265

	Three Months Ended December 28, 2002 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$3,471	$(3,158)	$—	$313
Expenditures for land, buildings, improvements and equipment	(218)	(2,249)	—	(2,467)
Investment in guarantor subsidiaries	1,813	(1,813)	—	—

Net cash provided (used) by investing activities	1,595	(4,062)	—	(2,467)

Borrowings (repayments) under lines of credit, net	(4,193)	8,867	—	4,674
Payments on long-term debt	—	(739)	—	(739)
Proceeds from issuance of stock	2,125	—	—	2,125

Net cash provided (used) by financing activities	(2,068)	8,128	—	6,060

Net increase in cash and cash equivalents	2,998	908	—	3,906
Cash and cash equivalents at beginning of period	10,080	804	—	10,884

Cash and cash equivalents at end of period	$13,078	$1,712	$—	$14,790

7. Subsequent Events

In January 2004, the Company acquired substantially all of the assets of Kent Marine, Inc. Kent Marine markets and sells premium aquarium supplies domestically and internationally primarily under the brand name “Kent Marine.” Kent Marine is a leading supplier of saltwater aquarium supplements and conditioners with annual sales of approximately $7 million.

In January 2004, the Company announced it has agreed to acquire substantially all of the assets of New England Pottery, Inc. The purchase price is approximately $69 million. New England Pottery, Inc. markets and sells decorative pottery and seasonal Christmas products. Its proprietary brand names include “New England Pottery” and “GKI/Bethlehem Lighting.” Annual sales are approximately $75 million. Consummation of the acquisition is expected to occur in February 2004. We anticipate drawing down on our $100 million credit facility in the second quarter of fiscal year 2004 to partly fund our acquisition of New England Pottery, Inc.

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

Recent Developments

In January 2004, the Company acquired substantially all of the assets of Kent Marine, Inc. Kent Marine markets and sells premium aquarium supplies domestically and internationally primarily under the brand name “Kent Marine.” Kent Marine is a leading supplier of saltwater aquarium supplements and conditioners with annual sales of approximately $7 million.

In January 2004, the Company announced it has agreed to acquire substantially all of the assets of New England Pottery, Inc. The purchase price is approximately $69 million. New England Pottery, Inc. markets and sells decorative pottery and seasonal Christmas products. Its proprietary brand names include “New England Pottery” and “GKI/Bethlehem Lighting.” Annual sales are approximately $75 million. Consummation of the acquisition is expected to occur in February. We anticipate drawing down on our $100 million credit facility in the second quarter of fiscal year 2004 to partly fund our acquisition of New England Pottery, Inc.

Three Months Ended December 27, 2003

Compared with Three Months Ended December 28, 2002

Net sales for the three months ended December 27, 2003 increased $10.4 million, or 4.9%, to $222.3 million from $211.9 million for the three months ended December 28, 2002 as both branded product sales and sales of other manufacturers’ products increased. Net sales increased $10.8 million, or 9.1%, in Pet Products and decreased $0.4 million, or 0.4%, in Garden Products. Our branded product sales increased $6.0 million in Pet Products, due primarily to increased sales of aquariums, while Garden branded product sales remained relatively flat.

Gross profit for the quarter ended December 27, 2003 increased $0.9 million, or 1.5%, to $62.1 million from $61.2 million for the quarter ended December 28, 2002. Pet Product’s gross profit dollars increased as a result increased sales in the quarter, while Garden Products remained flat. Gross profit as a percentage of net sales decreased from 28.9% for the quarter ended December 28, 2002 to 27.9% for the quarter ended December 27, 2003. Pet branded product margins were negatively impacted due primarily to product mix shifts in the quarter led by stronger than anticipated sales of aquarium kits with introductory pricing and competitive pricing on some of our wild bird feed products. A delay in higher-margin grass seed shipments to key retailers as they continue to move more of their purchases from December to January and February also contributed to the margin decline.

Selling, general and administrative expenses decreased $0.7 million, or 1.2%, from $59.2 million for the quarter ended December 28, 2002 to $58.5 million in the current quarter. As a percentage of net sales, selling, general and administrative expenses decreased from 27.9% for the quarter ended December 28, 2002 to 26.3% for the quarter ended December 27, 2003. The decrease in selling, general and administrative expenses as a percentage of net sales was due to decreased warehouse and administrative expenses partially offset by increased selling and delivery expenses.

Selling and delivery expenses increased $0.4 million, or 1.4%, from $28.0 million for the quarter ended December 28, 2002 to $28.4 million for the current quarter. Increased selling and delivery expenses resulted from increased sales, partially offset by decreased marketing costs.

Facilities expense remained flat at $2.5 million for the quarters ended December 27, 2003 and December 28, 2002.

Warehouse and administrative expenses decreased $1.1 million, or 3.8%, from $28.7 million for the quarter ended December 28, 2002 to $27.6 million for the quarter ended December 27, 2003. The decrease was due primarily to increased purchasing, merchandise handling and storage costs included as inventory costs as a result of the increase in both sales and inventory levels.

Net interest expense for the quarter ended December 27, 2003 increased by $1.1 million, or 39.3%, to $3.9 million from $2.8 million for the quarter ended December 28, 2002. The increase was due to both a higher average interest rate associated with the placement in January 2003 of our $150 million 9 1/8% Senior Subordinated Notes and a higher average debt balance in the current year quarter. The average interest rate for the quarters ended December 27, 2003 and December 28, 2002 was approximately 6.6% and 5.4%, respectively. The average debt balance for the quarters ended December 27, 2003 and December 28, 2002 was approximately $250 million and $208 million, respectively.

Other expense increased $0.4 million to $0.7 million for the quarter ended December 27, 2003 from $0.3 million for the quarter ended December 28, 2002. Other expense represents losses from equity method investments. The losses booked in the first quarter of the fiscal year are principally due to the seasonality of the invested businesses. The increased loss in the current fiscal year is attributed to a new equity method investment made in the fourth quarter of fiscal year 2003.

The Company’s effective income tax rate for the quarter ended December 27, 2003 was 39.2% compared with 40.0% for the quarter ended December 28, 2002.

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

Cash provided by operating activities increased $5.6 million from $0.3 million for the three months ended December 28, 2002 to $5.9 million for the three months ended December 27, 2003. This increase was primarily attributable to increased receivable collections and a decreased inventory build-up during the quarter as compared to the prior year quarter, partially offset by large tax refund amounts received in the prior year quarter and not in the current year quarter. Net cash used in investing activities increased $17.1 million primarily as a result of $15.1 million paid into an escrow account in connection with an appeal in the Scotts litigation. This amount is classified as restricted investments on the balance sheet. Net cash provided by financing activities decreased $4.7 million due to amounts drawn down on the company’s line of credit in the prior year.

At December 27, 2003, our total debt was $250.8 million versus $216.8 million at December 28, 2002. Net debt, total debt less cash and cash equivalents, was $185.5 million at December 27, 2003 versus $202.0 million at December 28, 2002.

	Quarter Ended
	December 28, 2002	December 27, 2003
	(in thousands)
Notes payable	$64,649	$—
Current portion of long-term debt	122,593	1,028
Long-term debt	29,592	249,782

Total debt	216,834	250,810
Less cash and cash equivalents	(14,790)	(65,265)

Net debt	$202,044	$185,545

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

In May 2003, we closed a $200 million senior secured credit facility consisting of a five-year $100 million revolving credit facility and a six-year $100 million term loan. Interest on the term loan initially was based on a rate equal to LIBOR plus 2.75% or the prime rate plus 1.25%, at our option. In October 2003, the facility was amended to reduce the pricing on the term loan by 0.50% to LIBOR + 2.25% or the prime rate plus 0.75%, at our option. Interest on the revolving credit facility is based on a rate equal to prime plus a margin which fluctuates from 0.25% to 1.25% or LIBOR plus a margin which fluctuates from 1.75% to 2.75%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. This facility is secured by essentially all of our assets, contains certain financial covenants requiring maintenance of minimum levels of interest coverage and tangible net worth and maximum levels of senior debt to EBITDA and total debt to EBITDA, and restricts our ability to make treasury stock purchases and pay dividends. We were in compliance with all financial covenants as of December 27, 2003. This facility also requires the lenders’ prior written consent to any material investments in or acquisitions of a business. The $200 million senior secured credit facility replaced our $175 million asset-based revolving credit facility. A portion of the net proceeds from the $100 million term loan were used to retire the outstanding debt under the asset-based revolving credit facility. The remaining net proceeds were used to retire other existing debt and, along with the amounts available under the $100 million revolving credit facility, will provide capital for general corporate purposes, acquisitions and investments. No balances were outstanding at December 27, 2003 under the $100 million revolving credit facility and the remaining available borrowing capacity at December 27, 2003 was $94.8 million. The $5.2 million difference represents outstanding letters of credit. We anticipate drawing down on the $100 million credit facility in the second quarter of fiscal year 2004 to partly find our acquisition of New England Pottery, Inc.

In October 2003, we entered into a $75 million pay-floating interest rate swap effectively converting half of our $150 million fixed rate 9 1/8 percent senior subordinated notes to a floating rate of LIBOR + 4.04%.

As a result of these refinancings, we have increased our financial flexibility by replacing our long-term debt, putting in place a layer of medium-term capital and increased our access to additional lenders. We believe that this increased financial flexibility will allow us to more effectively pursue growth opportunities and potential acquisitions on a prudent basis.

In November 2003, we deposited approximately $15 million into an escrow account in connection with an appeal in the Scotts litigation. The use of this cash is restricted from general corporate purposes and is reflected as a Restricted Investment on our balance sheet at December 27, 2003. See Note 5 – “Contingencies” to the unaudited financial statements in Part I - Item 1 of this report.

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

Weather and Seasonality

Historically, the Company’s sales of lawn and garden products have been influenced by weather and climate conditions in the markets it serves. Additionally, Garden Products’ business has been highly seasonal. In fiscal 2003, 65% of Garden Products net sales and 59% of our total net sales occurred in the Company’s second and third fiscal quarters. Substantially all of Garden Products’ operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company believes there has been no material change in its exposure to market risk from that discussed in the Company’s fiscal 2003 Annual Report filed on Form 10-K.

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

(b) Changes in internal controls. There were no significant changes in our internal controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information on our material legal proceedings, you should read note 5 “Contingencies” to the unaudited financial statements in Part I – Item 1 of this report.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.2.1	First Amendment to Credit Agreement dated October 27, 2003, between Central Garden & Pet Company and Canadian Imperial Bank of Commerce et al.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	There were no reports on Form 8-K filed during the quarter ended December 27, 2003.

The following current report on Form 8-K was furnished during the quarter ended December 27, 2003:

a.	Form 8-K filed November 20, 2003 relating to our press release announcing our financial results for the quarter and full year ended September 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: February 10, 2004

/s/ GLENN W. NOVOTNY
Glenn W. Novotny President and Chief Executive Officer

/s/ STUART W. BOOTH
Stuart W. Booth Vice President and Chief Financial Officer