Form 10-K/A
period 2003-09-27
CENTRAL GARDEN & PET COMPANY
filed 2004-04-01
CIK 887733

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

At March 29, 2003, the aggregate market value of the registrant’s Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $354,478,000 and $1,156,000 respectively.

At December 1, 2003, the number of shares outstanding of the registrant’s Common Stock was 18,268,968. In addition, on such date the registrant had outstanding 1,654,462 shares of its Class B Stock, which are convertible into Common Stock on a share-for-share basis.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders - Part III of this Form 10-K/A.

INTRODUCTORY NOTE

This amendment on Form 10-K/A is being filed to correct certain section references in “Part II - Item 9A. Controls and Procedures” and to file new officers’ certifications. This amendment is not intended to update other information presented in this annual report as originally filed, except where specifically noted.

“Part II - Item 9A. Controls and Procedures” in the original Form 10-K is deleted in its entirety and replaced with the following:

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported in a timely and proper manner. Based upon this review, we believe that the controls and procedures in place are effective to ensure that information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is properly disclosed as required by the Exchange Act and related regulations.

(b) Changes in internal controls. There were no significant changes in our internal control over financial reporting that occurred during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

“Part IV - Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K” in the original Form 10-K is deleted in its entirety and replaced with the following:

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

2

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

Date: April 1, 2004

CENTRAL GARDEN & PET COMPANY

By	/s/ GLENN W. NOVOTNY
Glenn W. Novotny Chief Executive Officer, President and Director

3

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K/A:

Exhibit Number	Exhibit

3.1	Third Amended and Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3.1 to Registration Statement No. 33-98544).

3.1.1	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3.1.1 to Registration Statement No. 333-46437).

3.2	Copy of Registrant’s Bylaws (Incorporated by reference from Exhibit 3.2 to Registration Statement No. 33-48070).

4.1	Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4.1 to Registration Statement No. 33-48070).

4.2	Indenture dated as of January 30, 2003 between the Company, Wells Fargo and the Subsidiary Guarantors name therein (Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-4 No. 333-103835).

10.1	Form of Indemnification Agreement between the Company and Executive Officers and Directors (Incorporated by reference from Exhibit 10.18 to Registration Statement No. 33-48070).

10.2	Credit Agreement dated May 14, 2003, between the Company and Canadian Imperial Bank of Commerce et al. (Incorporated by reference from Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended June 28, 2003.

10.3	Stock Purchase Agreement dated as of December 5, 1997 among the Company and the shareholders of T.F.H. Publications, Inc. (Incorporated by reference from Exhibit 1.2 to the Company’s Report on Form 8-K/A dated December 18, 1997)

10.4	1993 Omnibus Equity Incentive Plan, as amended (Incorporated by reference from Exhibits 4.1 to the Company’s Registration Statements Nos. 33-7236, 33-89216, 333-1238 and 333-41931).

10.5	2003 Omnibus Equity Incentive Plan (Incorporated by reference from Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 29, 2003).

10.6	Nonemployee Director Equity Incentive Plan, as amended June 8, 2001 (Incorporated by reference from Exhibit 10.12 to the Company’s Form 10-K/A for the fiscal year ended September 29, 2001).

10.7	Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III (Incorporated by reference from Exhibit 10.20 to the Company’s Form 10-K/A for the fiscal year ended September 26, 1998).

10.8	Modification and Extension of Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III, dated as of May 6, 2003 (Incorporated by reference from Exhibit 10.7.1 to the Company’s Form 10-Q for the quarter ended June 28, 2003).

12	Statement re Computation of Ratios of Earnings to Fixed Charges.*

14	Code of Ethics.*

21	List of Subsidiaries.*

23	Independent Auditors’ Consent.*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Previously filed.

4