Form 10-Q/A
period 2003-12-27
CENTRAL GARDEN & PET COMPANY
filed 2004-04-01
CIK 887733

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

(Address of principal executive offices)

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

INTRODUCTORY NOTE

This amendment on Form 10-Q/A is being filed to correct certain section references in “Part I. Financial Information - Item 4. Controls and Procedures” and to file new officers’ certifications. This amendment is not intended to update other information in this quarterly report as originally filed, except where specifically noted.

“Part I. Financial Information - Item 4. Controls and Procedures” in the original Form 10-Q is deleted in its entirety and replaced with the following:

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

“Part II. Other Information - Item 6. Exhibits and Reports on Form 8-K” in the original Form 10-Q is deleted in its entirety and replaced with the following:

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.2.1	First Amendment to Credit Agreement dated October 27, 2003, between Central Garden & Pet Company and Canadian Imperial Bank of Commerce et al.*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Previously filed.

(b) There were no reports on Form 8-K filed during the quarter ended December 27, 2003.

The following current report on Form 8-K was furnished during the quarter ended December 27, 2003:

a.	Form 8-K filed November 20, 2003 relating to our press release announcing our financial results for the quarter and full year ended September 27, 2003.

2

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: April 1, 2004

/s/ GLENN W. NOVOTNY
Glenn W. Novotny President and Chief Executive Officer

/s/ STUART W. BOOTH
Stuart W. Booth Vice President and Chief Financial Officer

3