Form 10-Q
period 2004-03-27
CENTRAL GARDEN & PET COMPANY
filed 2004-05-11
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 30, 2004	18,411,602
Class B Stock Outstanding as of April 30, 2004	1,654,462

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.

This Form 10-Q includes “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy and the trends we anticipate in the industries and economies in which we operate and other information that is not historical information. When used in this Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in our Form 10-K for the fiscal year ended September 27, 2003, including the factors described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	consolidation trends in the retail industry;

•	dependence on a few customers for a significant portion of each of our businesses;

•	uncertainty of our product innovations and marketing successes;

•	fluctuations in market prices for seeds and grains;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	adverse weather during the peak gardening season;

•	seasonality and fluctuations in our operating results and cash flow;

•	dependence upon our key executive officers;

•	potential environmental liabilities and product liability claims; and

•	pending litigation and claims.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 27, 2003	March 27, 2004
ASSETS
Current assets:
Cash and equivalents	$77,604	$12,568
Restricted investments	—	15,179
Accounts receivable (less allowance for doubtful accounts of $6,575 and $9,583)	146,075	225,381
Inventories	217,156	252,614
Prepaid expenses and other	15,222	10,766

Total current assets	456,057	516,508
Land, buildings, improvements and equipment—net	101,538	101,347
Goodwill	222,780	281,108
Deferred income taxes and other assets	48,723	54,374

Total	$829,098	$953,337

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,103	$133,543
Accrued expenses	47,061	55,663
Current portion of long-term debt	1,028	1,027

Total current liabilities	153,192	190,233
Long-term debt	249,225	311,296
Other long-term obligations	1,585	1,580
Shareholders’ equity:
Convertible preferred stock, $.01 par value: 100 shares issued and outstanding at March 27, 2004	—	3,000
Class B stock, $.01 par value: 1,654,462 shares outstanding at September 27, 2003 and March 27, 2004	16	16
Common stock, $.01 par value: 31,909,919 and 32,128,852 issued and 18,167,669 and 18,386,602 outstanding at September 27, 2003 and March 27, 2004	319	321
Additional paid-in capital	545,228	549,159
Retained earnings	24,360	42,559
Treasury stock	(144,827)	(144,827)

Total shareholders’ equity	425,096	450,228

Total	$829,098	$953,337

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2003	March 27, 2004	March 29, 2003	March 27, 2004
Net sales	$330,509	$358,985	$542,445	$581,335
Cost of goods sold and occupancy	231,419	246,959	382,137	407,238

Gross profit	99,090	112,026	160,308	174,097
Selling, general and administrative expenses	70,916	77,669	130,170	136,180

Income from operations	28,174	34,357	30,138	37,917
Interest expense	(6,341)	(4,459)	(9,184)	(8,564)
Interest income	44	123	70	322
Other income	671	985	330	270

Income before income taxes	22,548	31,006	21,354	29,945
Income taxes	9,019	12,162	8,542	11,746

Net income	$13,529	$18,844	$12,812	$18,199

Income per common share:
Basic	$0.70	$0.94	$0.67	$0.91

Diluted	$0.68	$0.91	$0.64	$0.88

Weighted average shares used in the computation of income per share:
Basic	19,234	20,030	19,147	19,939
Diluted	20,009	20,803	19,900	20,646

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 29, 2003	March 27, 2004
Cash flows from operating activities:
Net income	$12,812	$18,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,824	8,933
Change in assets and liabilities (excluding businesses acquired):
Receivables	(69,970)	(72,044)
Inventories	(38,279)	(23,272)
Prepaid expenses and other assets	16,309	1,169
Accounts payable	33,052	25,948
Accrued expenses	5,478	8,955
Other long-term obligations	116	(5)

Net cash used in operating activities	(31,658)	(32,117)
Cash flows used in investing activities:
Additions to land, buildings, improvements and equipment	(6,810)	(6,348)
Businesses acquired, net of cash acquired	—	(76,290)
Restricted investments	—	(15,179)

Net cash used in investing activities	(6,810)	(97,817)
Cash flows from financing activities:
Borrowings under lines of credit, net	21,772	—
Borrowings on revolving line of credit	—	60,000
Proceeds from issuance of long-term debt	150,000	—
Repayments of long-term debt	(135,499)	(526)
Loan fees and financing costs paid	(6,000)	—
Proceeds from issuance of stock	4,318	5,424

Net cash provided by financing activities	34,591	64,898

Net decrease in cash and equivalents	(3,877)	(65,036)
Cash and equivalents at beginning of period	10,884	77,604

Cash and equivalents at end of period	$7,007	$12,568

Supplemental information:
Cash paid for interest	$7,546	$8,168

Cash paid (refunds received) for income taxes—net	$(6,468)	$(121)

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended March 27, 2004

(unaudited)

1. Basis of Presentation

The condensed consolidated balance sheet of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of March 27, 2004, the condensed consolidated statements of operations for the three and six months ended March 29, 2003 and March 27, 2004 and the condensed consolidated statements of cash flows for the six months ended March 29, 2003 and March 27, 2004 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

Due to the seasonal nature of the Company’s business, the results of operations for the three and six months ended March 27, 2004 are not indicative of the operating results that may be expected for the year ending September 25, 2004. It is suggested that these interim financial statements be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2003 Annual Report on Form 10-K which has previously been filed with the Securities and Exchange Commission.

2. Stock Plan Information

The Company has various non-qualified stock-based compensation programs, which include stock options and restricted stock awards. The Company’s stock option plans provide for the granting of stock options to officers, key employees and directors. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby the options are granted at market price, and therefore no compensation costs are recognized. As required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company has provided fair value based pro-forma disclosures in its interim financial statements.

If compensation expense for the Company’s various stock option plans had been determined based upon the projected fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s pro-forma net earnings, basic and diluted earnings per common share would have been as follows:

	Three Months Ended		Six Months Ended
	March 29, 2003	March 27, 2004	March 29, 2003	March 27, 2004
	(in thousands)		(in thousands)
Net income, as reported	$13,529	$18,844	$12,812	$18,199
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	(448)	(441)	(906)	(763)

Pro forma net income	$13,081	$18,403	$11,906	$17,436

Net income per common equivalent share:
Basic – as reported	$0.70	$0.94	$0.67	$0.91
Basic – pro forma	$0.68	$0.92	$0.62	$0.87
Diluted – as reported	$0.68	$0.91	$0.64	$0.88
Diluted – pro forma	$0.65	$0.88	$0.60	$0.84

3. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income from continuing operations:

	Three Months Ended March 27, 2004			Six Months Ended March 27, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income	$18,844	20,030	$0.94	$18,199	19,939	$0.91
Effect of dilutive securities:
Options to purchase common stock		773	(0.03)		707	(0.03)

Diluted EPS:
Net income attributable to common shareholders	$18,844	20,803	$0.91	$18,199	20,646	$0.88

	Three Months Ended March 29, 2003			Six Months Ended March 29, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income	$13,529	19,234	$0.70	$12,812	19,147	$0.67
Effect of dilutive securities:
Options to purchase common stock		775	(0.02)		753	(0.03)

Diluted EPS:
Net income attributable to common shareholders	$13,529	20,009	$0.68	$12,812	19,900	$0.64

Options to purchase 2,348,108 shares of common stock at prices ranging from $1.30 to $33.85 per share were outstanding at March 27, 2004 and options to purchase 2,555,121 shares at prices ranging from $1.30 to $30.00 were outstanding at March 29, 2003. For the three month periods ended March 27, 2004 and March 29, 2003, options to purchase 42,310 and 6,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the six month periods ended March 27, 2004 and March 29, 2003, options to purchase 42,310 and 120,620 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Shares of common stock from the assumed conversion of the Company’s previously outstanding convertible notes totaling 4,107,143 were not included in the computation of diluted EPS for the three and six-month periods ended March 29, 2003, because the assumed conversion would have been anti-dilutive. These convertible notes were redeemed in February 2003.

4. Businesses Acquired

In January 2004, the Company acquired substantially all of the assets of Kent Marine, Inc., a leading supplier of saltwater aquarium supplements and conditioners sold under the brand name “Kent Marine”, for approximately $10 million in cash. The acquisition has been accounted for as a purchase. The purchase price exceeded the fair market value of the net tangible assets acquired by approximately $9 million, which was recorded as goodwill. The consolidated financial statements include the operating results of Kent Marine from the date of acquisition. The Company may be required to pay up to $700,000 of additional cash consideration over the next three years, contingent upon actual earnings of the acquired business.

In February 2004, the Company acquired substantially all of the assets of New England Pottery, Inc., a marketer and seller of decorative pottery and seasonal Christmas products, for approximately $66 million in cash. Its proprietary brand names include “New England Pottery” and “GKI/Bethlehem Lighting.” The acquisition has been accounted for as a purchase. The purchase price exceeded the fair market value of the net tangible assets acquired by approximately by approximately $49 million, which was recorded as goodwill. The consolidated financial statements include the operating results of New England Pottery from the date of acquisition.

5. Segment Information

Management has determined that the reportable segments of the Company are Garden Products and Pet Products, based on the level at which the chief operating decision making group reviews the results of operations to make decisions regarding performance assessment and resource allocation.

	Three Months Ended		Six Months Ended
	March 29, 2003	March 27, 2004	March 29, 2003	March 27, 2004
	(in thousands)
Net sales:
Garden Products	$201,894	$213,986	$295,142	$306,817
Pet Products	128,615	144,999	247,303	274,518

Total net sales	$330,509	$358,985	$542,445	$581,335

Income (loss) from operations:
Garden Products	$23,887	$26,874	$20,666	$23,964
Pet Products	13,043	15,695	22,916	26,560
Corporate	(8,756)	(8,212)	(13,444)	(12,607)

Total income from operations	28,174	34,357	30,138	37,917

Interest expense—net	(6,297)	(4,336)	(9,114)	(8,242)
Other income	671	985	330	270
Income taxes	9,019	12,162	8,542	11,746

Net income	$13,529	$18,844	$12,812	$18,199

Depreciation and amortization:
Garden Products	$1,319	$1,341	$2,650	$2,730
Pet Products	2,877	2,788	5,922	5,854
Corporate	127	187	252	349

Total depreciation and amortization	$4,323	$4,316	$8,824	$8,933

	September 27, 2003	March 27, 2004
	(in thousands)
Assets:
Garden Products	$281,679	$399,242
Pet Products	208,703	215,497
Corporate	338,716	338,598

Total assets	$829,098	$953,337

Goodwill (included in corporate assets):
Garden Products	$105,681	$155,383
Pet Products	117,099	125,725

Total goodwill	$222,780	$281,108

6. Contingencies

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

TFH Litigation. In December 1997, Central acquired all of the stock of TFH Publications, Inc. (“TFH”). In connection with the transaction, Central made a $10 million loan to the sellers (the “Axelrod Loan”), which was evidenced by a Promissory Note. In September 1998, the prior owners of TFH brought suit against Central and certain executives of Central for damages and relief from their obligations under the Promissory Note, alleging, among other things, that Central’s failure to properly supervise the TFH management team had jeopardized their prospects of achieving certain earnouts. Central believes that these allegations are without merit. Central counterclaimed against the prior owners for enforcement of the Promissory Note, rescission and/or damages and other relief, alleging, among other things, fraud, misrepresentation and breach of fiduciary duty by the prior owners of TFH. These actions,

Herbert R. Axelrod and Evelyn Axelrod v. Central Garden & Pet Company; Glen S. Axelrod; Gary Hersch; William E. Brown; Robert B. Jones; Glenn Novotny; and Neill Hines, Docket No. MON-L-5100-99, and TFH Publications, Inc. v. Herbert Axelrod et al., Docket No. L-2127-99 (consolidated cases), are in the New Jersey Superior Court.

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

On April 12, 2004, one of the former owners of TFH, Herbert Axelrod, was indicted by a federal grand jury. The two-count federal indictment, which is based on actions taken by Herbert Axelrod before Central acquired TFH, charges Herbert Axelrod with conspiracy to defraud the United States Internal Revenue Service and aiding and abetting the filing of false tax returns by a former Vice President of TFH. Herbert Axelrod failed to appear for his arraignment, and a federal warrant has been issued for his arrest. He is now reportedly residing in Cuba. Central has information that Herbert Axelrod has liquidated and transferred assets out of the United States. The status of Herbert Axelrod and his assets has raised questions, which cannot presently be answered, about Central’s ability to collect on any of its claims against Herbert Axelrod or the Axelrod Loan. If Central is unsuccessful in its claims against Mr. Axelrod regarding the Axelrod Loan or is unable to collect any judgment awarded, Central would be required to write-off the Axelrod Loan, which would result in a non-cash charge against its future earnings. The Axelrod Loan is currently carried on the financial statements of Central as an “Other Asset” in the amount of $10.2 million.

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

Phoenix Fire. On August 2, 2000, a fire destroyed Central’s leased warehouse space in Phoenix, Arizona, and an adjoining warehouse space leased by a third party. On July 31, 2001, the adjoining warehouse tenant filed a lawsuit against Central and other parties in the Superior Court of Arizona, Maricopa County, seeking to recover $47 million for property damage from the fire. See Cardinal Health Inc., et al. v. Central Garden & Pet Company, et al., Civil Case No. CV2001-013152. Local residents also filed a purported class action lawsuit alleging claims for bodily injury and property damage as a result of the fire. This lawsuit has now been settled as to all parties, and has received Court approval. As part of the settlement, Central’s liability insurers will pay $7,825,000 on behalf of Central in May 2004. The building owner and several nearby businesses have also filed lawsuits for property damage and business interruption, which are being coordinated with the remaining tenant lawsuit. Each of these lawsuits is currently pending in the Superior Court of Arizona, Maricopa County. The Arizona Department of Environmental Quality, after monitoring the cleanup operations and asking Central, the building owner and the adjoining warehouse tenant to assess whether the fire and fire suppression efforts may have caused environmental impacts to soil, groundwater and/or surface water, has now issued a letter stating that Central need take no further action at the site with respect to environmental issues. In early 2001, the EPA requested information relating to the fire. On July 17, 2002, the EPA informed Central that it intended to file a civil administrative complaint seeking penalties of up to $350,000 for certain alleged post-fire reporting violations. Central and the EPA have settled those allegations for $65,000. The overall amount of the damages to all parties caused by the fire, and the overall amount of damages which Central may sustain as a result of the fire, have not been quantified. At the time of the fire, Central maintained property insurance covering losses to the leased premises, Central’s inventory and equipment, and loss of business income. Central also maintained insurance providing $51 million of coverage (with no deductible) against third party liability. Central believes that this insurance coverage will be available with respect to third party claims against Central if parties other than Central are not found responsible. The precise amount of the damages sustained in the fire, the ultimate determination of the parties responsible and the availability of insurance coverage are likely to depend on the outcome of complex litigation, involving numerous claimants, defendants and insurance companies.

7. Shareholders’ Equity

At March 27, 2004, there were 100 shares of Series B Convertible Preferred Stock ($0.01 par value) authorized, issued and outstanding. In February 2004, in connection with the agreement to purchase New England Pottery, the Company received $3,000,000 from certain members of management of New England Pottery in exchange for its issuance to them of 100 shares of Series B convertible preferred stock. Each share of Series B convertible preferred stock is entitled to a liquidation preference of the greater of $30,000 per share (the purchase price of the shares) or the amount that would have been payable if the shares had been converted to common stock, is initially convertible into 864 shares of common stock, is entitled to (on an as converted basis) dividends equal to any dividends paid on the common stock and has no voting rights, except as required by law.

8. Consolidating Condensed Financial Information of Guarantor Subsidiaries

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

T.F.H. Publications, Inc.

Wellmark International

Norcal Pottery Products, Inc.

Pennington Seed, Inc. of Nebraska

Gro Tec, Inc.

In lieu of providing separate unaudited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying unaudited condensed consolidating financial statements based on the Company’s understanding of the Securities and Exchange Commission’s interpretation and application of Rule 3-10 of the Securities and Exchange Commission’s Regulation S-X.

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Three Months Ended March 27, 2004

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$118,375	$267,771	$(27,161)	$358,985
Cost of products sold and occupancy	86,470	187,069	(26,580)	246,959

Gross profit	31,905	80,702	(581)	112,026
Selling, general and administrative expenses	29,216	48,453	—	77,669

Income (loss) from operations	2,689	32,249	(581)	34,357
Interest – net	(4,284)	(52)	—	(4,336)
Other income	203	782	—	985

Income (loss) before income taxes	(1,392)	32,979	(581)	31,006
Income taxes	546	(12,936)	228	(12,162)

Net income (loss)	(846)	20,043	(353)	18,844
Equity in undistributed income of guarantor subsidiaries	19,690	—	(19,690)	—

Net income (loss)	$18,844	$20,043	$(20,043)	$18,844

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

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Six Months Ended March 27, 2004

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$195,688	$428,982	$(43,335)	$581,335
Cost of goods sold and occupancy	143,740	306,075	(42,577)	407,238

Gross profit	51,948	122,907	(758)	174,097
Selling, general and administrative expenses	51,200	84,980	—	136,180

Income (loss) from operations	748	37,927	(758)	37,917
Interest – net	(8,308)	66	—	(8,242)
Other income (expense)	(361)	631	—	270

Income (loss) before income taxes	(7,921)	38,624	(758)	29,945
Income taxes	3,107	(15,150)	297	(11,746)

Net income (loss)	(4,814)	23,474	(461)	18,199
Equity in undistributed income of guarantor subsidiaries	23,013	—	(23,013)	—

Net income (loss)	$18,199	$23,474	$(23,474)	$18,199

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Six Months Ended March 29, 2003

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$174,457	$403,735	$(35,747)	$542,445
Cost of goods sold and occupancy	129,190	288,070	(35,123)	382,137

Gross profit	45,267	115,665	(624)	160,308
Selling, general and administrative expenses	47,850	82,320	—	130,170

Income (loss) from operations	(2,583)	33,345	(624)	30,138
Interest – net	(8,292)	(822)	—	(9,114)
Other income (expense)	(180)	510	—	330

Income (loss) before income taxes	(11,055)	33,033	(624)	21,354
Income taxes	4,422	(13,214)	250	(8,542)

Net income (loss)	(6,633)	19,819	(374)	12,812
Equity in undistributed income of guarantor subsidiaries	19,445	—	(19,445)	—

Net income (loss)	$12,812	$19,819	$(19,819)	$12,812

CONSOLIDATING CONDENSED BALANCE SHEET

March 27, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$10,302	$2,266	$—	$12,568
Restricted investments	15,179	—	—	15,179
Accounts receivable	71,383	171,109	(17,111)	225,381
Inventories	70,848	181,766	—	252,614
Prepaid expenses and other	3,330	7,436	—	10,766

Total current assets	171,042	362,577	(17,111)	516,508
Land, buildings, improvements and equipment, net	9,215	92,132	—	101,347
Goodwill	281,108	—	—	281,108
Investment in Guarantors	353,552	—	(335,552)	—
Deferred income taxes and other assets	53,160	1,214	—	54,374

Total	$868,077	$455,923	$(370,663)	$953,337

LIABILITIES
Accounts payable	$79,001	$71,653	$(17,111)	$133,543
Accrued expenses and other current liabilities	27,546	29,144	—	56,690

Total current liabilities	106,547	100,797	(17,111)	190,233
Long-term debt	311,296	—	—	311,296
Other long-term obligations	6	1,574	—	1,580
Equity	450,228	353,552	(353,552)	450,228

Total	$868,077	$455,923	$(370,663)	$953,337

CONSOLIDATING CONDENSED BALANCE SHEET

September 27, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$76,354	$1,250	$—	$77,604
Accounts receivable	43,209	113,415	(10,549)	146,075
Inventories	55,718	161,438	—	217,156
Prepaid expenses and other	10,198	5,024	—	15,222

Total current assets	185,479	281,127	(10,549)	456,057
Land, buildings, improvements and equipment, net	10,092	91,446	—	101,538
Goodwill	222,780	—	—	222,780
Investment in Guarantors	281,522	—	(281,522)	—
Deferred income taxes and other assets	47,607	1,116	—	48,723

Total	$747,480	$373,689	$(292,071)	$829,098

LIABILITIES
Accounts payable	$53,024	$62,628	$(10,549)	$105,103
Accrued expenses and other current liabilities	20,131	27,958	—	48,089

Total current liabilities	73,155	90,586	(10,549)	153,192
Long-term debt	249,200	25	—	249,225
Other long-term obligations	29	1,556	—	1,585
Equity	425,096	281,522	(281,522)	425,096

Total	$747,480	$373,689	$(292,071)	$829,098

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Six Months Ended March 27, 2004

(in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$33,859	$(42,502)	$(23,474)	$(32,117)
Expenditures for land, buildings, improvements and equipment	(1,336)	(5,012)	—	(6,348)
Businesses acquired	(76,290)	—		(76,290)
Investments	(15,179)	—		(15,179)
Investment in guarantor subsidiaries	(72,030)	(48,556)	23,474	—

Net cash provided (used) by investing activities	(164,835)	43,544	23,474	(97,817)

Borrowings on revolving line of credit	60,000	—	—	60,000
Payments on long-term debt	(500)	(26)	—	(526)
Proceeds from issuance of stock	5,424	—	—	5,424

Net cash provided (used) by financing activities	64,924	(26)	—	64,898

Net increase (decrease) in cash and equivalents	(66,052)	1,016	—	(65,036)
Cash and equivalents at beginning of period	76,354	1,250	—	77,604

Cash and equivalents at end of period	$10,302	$2,266	$—	$12,568

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Six Months Ended March 29, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$4,015	$(33,559)	$(2,114)	$(31,658)
Expenditures for land, buildings, improvements and equipment	(841)	(5,969)	—	(6,810)
Investment in guarantor subsidiaries	(86,503)	84,389	2,114	—

Net cash provided (used) by investing activities	(87,344)	78,420	2,114	(6,810)

Borrowings (repayments) under lines of credit, net	47,755	(25,983)	—	21,772
Proceeds from long-term debt	150,000	—		150,000
Payments on long-term debt	(119,848)	(15,651)	—	(135,499)
Loan fees and financing costs paid	(6,000)	—	—	(6,000)
Proceeds from issuance of stock	4,318	—	—	4,318

Net cash provided (used) by financing activities	76,225	(41,634)	—	34,591

Net increase in cash and equivalents	(7,104)	3,227	—	(3,877)
Cash and equivalents at beginning of period	10,080	804	—	10,884

Cash and equivalents at end of period	$2,976	$4,031	$—	$7,007

9. Subsequent Events

In April 2004, the Company acquired substantially all of the assets of Interpet Limited, a leading marketer and manufacturer of pet supplies based in England, for approximately $28 million. The Company also announced that it had entered into a letter of intent for the acquisition, which has yet to close, of the assets of a related U.S. subsidiary, Aquarium Products, for approximately $1 million. These acquisitions will be accounted for as purchases. The operating results of Interpet will be included in the Company’s consolidated financial statements from the date of acquisition.

In March 2004, we amended our senior credit facility to increase the maximum amount available under the revolving credit portion by $25 million to $125 million (effective April 2004) and to give the option to borrow in Euros, Canadian Dollars and Pounds Sterling (effective March 2004).

For recent developments regarding the TFH litigation see note 6, Contingencies.

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

Background

We have transitioned our company to a leading marketer and producer of branded products from a traditional pet and lawn and garden supplies distributor. We initiated this transition because we recognized the opportunity to build a portfolio of leading brands and improve profitability by capitalizing on our knowledge of the pet and lawn and garden supplies sectors, our strong relationships with retailers, and our nationwide sales and logistics network. Our goal was to diversify our business and improve operating margins by establishing a portfolio of leading brands. Since 1997, we have acquired numerous branded products companies and product lines, including Wellmark and Four Paws in fiscal 1997; Kaytee Products, TFH and Pennington Seed in fiscal 1998; Norcal Pottery in fiscal 1999; AMDRO and All-Glass Aquarium in fiscal 2000; Lilly Miller in fiscal 2001; Alaska Fish Fertilizer in fiscal 2002; and Kent Marine and New England Pottery in fiscal 2004.

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

Recent Developments

In January 2004, we acquired Kent Marine, Inc., a leading supplier of saltwater aquarium supplements and conditioners sold under the brand name “Kent Marine”, for approximately $10 million in cash. We accounted for the acquisition as a purchase. The purchase price exceeded the fair market value of the net tangible assets acquired by approximately $9 million, which was recorded as goodwill. The consolidated financial statements include the operating results of Kent Marine from the date of acquisition. We may be required to pay up to $700,000 of additional cash consideration over the next three years, contingent upon actual earnings of the acquired business.

In February 2004, we acquired substantially all of the assets of New England Pottery, Inc., a marketer and seller of decorative pottery and seasonal Christmas products, for approximately $66 million in cash. Its proprietary brand names include “New England Pottery” and “GKI/Bethlehem Lighting.” We accounted for the acquisition as a purchase. The purchase price exceeded the fair market value of the net tangible assets acquired by approximately by approximately $49 million, which was recorded as goodwill. The consolidated financial statements include the operating results of New England Pottery from the date of acquisition.

In April 2004, we acquired substantially all of the assets of Interpet Limited, a leading marketer and manufacturer of pet supplies based in England, for approximately $28 million in cash. We also announced that we have entered into a letter of intent for the acquisition, which has yet to close, of the assets of a related U.S. subsidiary, Aquarium Products, for approximately $1 million. We will account for these acquisitions as purchases. The operating results of Interpet will be included in our consolidated financial statements from the date of acquisition.

In March 2004, we amended our senior credit facility to increase the maximum amount available under the revolving credit portion by $25 million to $125 million (effective April 2004) and to give the option to borrow in Euros, Canadian Dollars and Pounds Sterling (effective March 2004).

For recent developments regarding the TFH litigation see note 6, Contingencies.

Accounting for Stock-Based Compensation

We currently measure compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and provide pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense. We have elected to follow APB Opinion No. 25 because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

On March 31, 2004, the FASB issued an exposure draft of a new accounting standard for Share-Based Payments, to require all companies to expense the fair value of employee stock options. Among other things, the exposure draft addresses possible methods to determine the fair value of employee stock options, the timing and amount of compensation expense, and adjustments to recognized expense for actual option forfeitures. The methods to determine the fair value of employee stock options mentioned in the exposure draft include the Black-Scholes formula and a lattice model (a binomial method). These valuation approaches and their input factors have been the subject of significant criticism as they relate to stock options.

Since changes could be made to the FASB exposure draft upon final adoption we have decided not to expense the value of employee stock options until the FASB finalizes this new accounting standard. We based this decision on the FASB’s announced intention to soon require all companies to expense the value of employee stock options and the FASB’s review of technical issues that will play a significant role in determining the fair value of and accounting for employee stock options. We monitor progress at the FASB and other developments with respect to the general issue of employee stock compensation. In the future, should we expense the value of employee stock options, we may have to recognize substantially more compensation expense in future periods that could have a material impact on our results of operations reported in future periods.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes to our critical accounting estimates and assumptions or the judgments affecting the application of those estimates since our Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

Three Months Ended March 27, 2004

Compared with Three Months Ended March 29, 2003

Net sales for the three months ended March 27, 2004 increased $28.5 million, or 8.6%, to $359.0 million from $330.5 million for the three months ended March 29, 2003 as branded product sales increased $14.5 million and sales of other manufacturers’ products increased $14.0 million. Net sales increased $16.4 million, or 12.7%, in Pet Products and $12.1 million, or 6.0%, in Garden Products. Our Pet Products’ branded sales increased $11.9 million due primarily to a $4.6 million increase in aquarium product sales and $2.2 million from our recent acquisition of Kent Marine. Our Garden Products’ branded product sales increased $2.6 million due primarily to $5.1 million of sales related to the recent acquisition of New England Pottery, partially offset by a decline in grass seed sales of approximately $5 million. Grass seed sales in 2003 were stronger than normal which contributed to the unfavorable comparison with 2004 sales.

Gross profit for the three months ended March 27, 2004 increased $12.9 million, or 13.0%, to $112.0 million from $99.1 million for the three months ended March 29, 2003. Gross profit increased $6.5 million in Garden Products and $6.4 million in Pet Products. Gross profit as a percentage of net sales increased to 31.2% for the three months ended March 27, 2004, from 30.0% for the three months ended March 29, 2003, as both Garden Products’ and Pet Products’ margins improved. The margin improvements were due primarily to higher margins realized for our wild bird feed products.

Selling, general and administrative expenses increased $6.8 million, or 9.6%, from $70.9 million for the three months ended March 29, 2003 to $77.7 million for the three months ended March 27, 2004. As a percentage of net sales, selling, general and administrative expenses remained relatively flat at 21.6% for the three months ended March 27, 2004, compared to 21.5% in the comparable prior year period.

Selling and delivery expenses increased $2.9 million, or 8.4%, from $34.5 million for the three months ended March 29, 2003 to $37.4 million for the three months ended March 27, 2004 due to increased sales. Selling and delivery expenses, as a percentage of net sales, were 10.4% for both periods.

Facilities expense increased $0.4 million to $3.0 million for the three months ended March 27, 2004 from $2.6 million for the three months ended March 29, 2003. The increase is primarily related to shutdown costs for a pet manufacturing facility.

Warehouse and administrative expenses increased $3.5 million, or 10.4%, from $33.8 million for the three months ended March 29, 2003 to $37.3 million for the three months ended March 27, 2004. The increase was due primarily to increased warehousing costs, which include outside shipping costs, of $1.1 million, a $0.6 million increase in litigation costs and $1.4 million in professional fees incurred over the prior six months that were expensed as acquisitions being pursued did not materialize.

Net interest expense for the three months ended March 27, 2004 decreased $2.0 million, or 31.7%, to $4.3 million from $6.3 million for the three months ended March 29, 2003. The decrease was due primarily to $1.4 million of nonrecurring interest expensed in the second quarter of fiscal 2003, related to the refinancing of our convertible subordinated notes and lines of credit.

Other income increased $0.3 million to $1.0 million for the quarter ended March 27, 2004 from $0.7 million for the quarter ended March 29, 2003. Other income represents income from equity method investments. The increase in the fiscal 2004 quarter was attributed primarily to a new equity method investment made in the fourth quarter of fiscal 2003.

Our effective income tax rate for the quarter ended March 27, 2004 was 39.2% compared with 40.0% for the quarter ended March 29, 2003.

Six Months Ended March 27, 2004

Compared with Six Months Ended March 29, 2003

Net sales for the six months ended March 27, 2004 increased $38.9 million, or 7.2%, to $581.3 million from $542.4 million for the six months ended March 29, 2003 as both branded product sales increased $20.4 million and sales of other manufacturers’ products increased $18.5 million. Net sales increased $27.2 million, or 11.0%, in Pet Products and $11.7 million, or 4.0%, in Garden Products. Our Pet Products’ branded sales increased $18.3 million due primarily to a $9.0 million increase in sales of aquarium products and $2.2 million from our recent acquisition of Kent Marine. Our Garden Products’ branded product sales increased $2.1 million due primarily to $5.1 million of sales derived from the recent acquisition of New England Pottery, partially offset by a $5 million decline in grass seed sales. Grass seed sales in 2003 were stronger than normal which contributed to the unfavorable comparison to 2004 sales.

Gross profit for the six months ended March 27, 2004 increased $13.8 million, or 8.6%, to $174.1 million from $160.3 million for the six months ended March 29, 2003. Gross profit increased $6.5 million in Garden Products and $7.3 million in Pet Products. Gross profit as a percentage of net sales increased to 29.9% for the six months ended March 27, 2004, from 29.6% for the six months ended March 29, 2003. The margin improvements were due primarily to higher margins realized for our wild bird feed products.

Selling, general and administrative expenses increased $6.0 million, or 4.6%, from $130.2 million for the six months ended March 29, 2003 to $136.2 million in the six months ended March 27, 2004. As a percentage of net sales, selling, general and administrative expenses decreased from 24.0% for the six months ended March 29, 2003 to 23.4% for the six months ended March 27, 2004 due to higher sales relative to expenses.

Selling and delivery expenses increased $3.3 million, or 5.3%, from $62.5 million for the six months ended March 29, 2003 to $65.8 million for the comparable fiscal 2004 period. The increased selling and delivery expenses were attributable to a higher volume of business in 2004, but such expenses as a percentage of net sales remained relatively flat at 11.5% for the six month period ending March 27, 2004.

Facilities expense increased $0.3 million to $5.5 million for the six months ended March 27, 2004 from $5.2 million for the six months ended March 29, 2003. The increase is due primarily to shutdown costs of a pet manufacturing facility.

Warehouse and administrative expenses increased $2.4 million, or 3.8%, from $62.5 million for the six months ended March 29, 2003 to $64.9 million for the six months ended March 27, 2004. The increase is due primarily to a $0.6 million increase in litigation costs and $1.4 million in professional fees incurred over the prior six months that were expensed as acquisitions being pursued did not materialize.

Net interest expense for the six months ended March 27, 2004 decreased $0.9 million, or 9.6%, to $8.2 million from $9.1 million for the six months ended March 29, 2003. The decrease was due primarily to nonrecurring interest expensed in the second quarter of 2003, related to the refinancing of our convertible subordinated notes and lines of credit.

Other income remained relatively flat at $0.3 million for the six months ended March 27, 2004 and March 29, 2003. Other income represents income from equity method investments.

Our effective income tax rate for the six months ended March 27, 2004 was 39.2% compared with 40.0% for the six months ended March 29, 2003.

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

Cash used in operating activities was essentially flat at $31.7 million for the six months ended March 29, 2003 versus $32.1 million for the six months ended March 27, 2004. This small change obscures large income tax refunds received in the period ending March 29, 2003 offset by a lower inventory build-up during the period ending March 27, 2004, as compared to the prior year period. Net cash used in investing activities increased $91 million due to the $76.3 million paid for Kent Marine and New England Pottery and $15.2 million paid into an escrow account, which is classified as restricted investments on the balance sheet, in connection with our appeal in the Scotts litigation. Net cash provided by financing activities increased $30.3 million due primarily to borrowings on our line of credit to finance two acquisitions in the current fiscal year.

At March 27, 2004, our total debt was $312.3 million versus $250.3 million at March 29, 2003, due to borrowings on our line of credit to finance two acquisitions in fiscal 2004.

In May 2003, we closed a $200 million senior secured credit facility consisting of a five-year $100 million revolving credit facility and a six-year $100 million term loan. In April 2004, we amended the facility to increase the maximum amount available under the revolving credit portion by $25 million to $125 million and the option to borrow in Euros, Canadian Dollars and Pounds Sterling. Interest on the term loan is based on a rate equal to LIBOR + 2.25% or the prime rate plus 0.75%, at our option. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from 0.25% to 1.25% or LIBOR plus a margin which fluctuates from 1.75% to 2.75%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. This facility is secured by essentially all of our assets, contains certain financial covenants requiring maintenance of minimum levels of interest coverage and tangible net worth and maximum levels of senior debt to EBITDA and total debt to EBITDA, and restricts our ability to make treasury stock purchases and pay dividends. We were in compliance with all financial covenants as of March 27, 2004. This facility also requires the lenders’ prior written consent to any material investments in or acquisitions of a business. The balance outstanding at March 27, 2004 under the $100 million revolving credit facility was $60.0 million and the remaining available borrowing capacity was $33.1 million. The $6.9 million difference represents outstanding letters of credit. Subsequent to the quarter ended March 27, 2004, we increased our borrowings by approximately $27 million under the $100 million credit facility to finance our acquisition of Interpet.

In October 2003, we entered into a $75 million pay-floating interest rate swap effectively converting half of our $150 million fixed rate 9-1/8 percent senior subordinated notes to a floating rate of LIBOR + 4.04%.

In November 2003, we deposited approximately $15 million into an escrow account in connection with an appeal in the Scotts litigation. The use of this cash is restricted from general corporate purposes and is reflected as a Restricted Investment on our balance sheet at March 27, 2004. See Note 6 – “Contingencies” to our unaudited condensed consolidated financial statements.

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

Off-Balance Sheet Arrangements

There have been no material changes to the information provided in our Annual Report on Form 10-K for the fiscal year ended September 27, 2003 regarding off-balance sheet arrangements.

Contractual Obligations

There have be no material changes outside the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

Weather and Seasonality

Historically, our sales of lawn and garden products have been influenced by weather and climate conditions in the markets it serves. Additionally, Garden Products’ business has been highly seasonal. In fiscal 2003, 65% of Garden Products’ net sales and 59% of our total net sales occurred in the Company’s second and third fiscal quarters. Substantially all of Garden Products’ operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe there has been no material change in our exposure to market risk from that discussed in our fiscal 2003 Annual Report filed on Form 10-K.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information on our material legal proceedings, you should read note 6 “Contingencies” to the unaudited condensed consolidated financial statements in Part I – Item 1 of this report.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the fiscal quarter ended March 27, 2004.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matter to a Vote of Securities Holders

(a) The annual meeting of shareholders was held on February 9, 2004.

(b) The following directors were elected at the meeting

William E. Brown

Glenn W. Novotny

Brooks M. Pennington III

John B. Balousek

David N. Chichester

Daniel P. Hogan, Jr.

Bruce A. Westphal

Set forth below is the tabulation with respect to the matter voted on at the meeting:

	For	Against or Withheld
William E. Brown

Common	11,850,395	4,501,970

Class B	15,865,688	0

Glenn W. Novotny

Common	11,909,735	4,442,630

Class B	15,865,688	0

Brooks M. Pennington III

Common	11,700,495	4,651,870

Class B	15,865,688	0

John B. Balousek

Common	15,649,810	702,555

Class B	15,865,688	0

David N. Chichester

Common	15,995,973	356,392

Class B	15,865,688	0

Daniel P. Hogan, Jr.

Common	15,645,810	706,555

Class B	15,865,688	0

Bruce A. Westphal

Common	15,649,910	702,455

Class B	15,865,688	0

Item 5. Other Information

On February 9, 2004, Alfred Piergallini was elected to our Board of Directors. Effective April 30, 2004, Daniel P. Hogan, Jr. resigned from our Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1.2	Certificate of Designation - Series B Convertible Preferred Stock

10.2.2	Second Amendment to Credit Agreement dated February 12, 2004, between Central Garden & Pet Company and Canadian Imperial Bank of Commerce et al.

10.2.3	Third Amendment to Credit Agreement dated March 26, 2004, between Central Garden & Pet Company and Canadian Imperial Bank of Commerce et al.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	The following reports on Form 8-K were filed during the quarter ended March 27, 2004.

a.	On January 26, 2004, Central Garden & Pet Company issued a press release announcing it has agreed to acquire substantially all of the assets of New England Pottery, Inc.

b.	On February 27, 2004, Central Garden & Pet Company issued a press release announcing it has acquired substantially all of the assets of New England Pottery, Inc.

The following current report on Form 8-K was furnished during the quarter ended March 27, 2004:

a.	Form 8-K filed February 5, 2004 relating to our press release announcing our financial results for the quarter ended December 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: May 11, 2004

/S/ GLENN W. NOVOTNY
Glenn W. Novotny President and Chief Executive Officer

/S/ STUART W. BOOTH
Stuart W. Booth Vice President and Chief Financial Officer