Form 10-Q
period 2004-06-26
CENTRAL GARDEN & PET COMPANY
filed 2004-08-10
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 30, 2004	18,534,469
Class B Stock Outstanding as of July 30, 2004	1,654,462

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in our Form 10-K for the fiscal year ended September 27, 2003, including the factors described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	consolidation trends in the retail industry;

•	dependence on a few customers for a significant portion of each of our businesses;

•	uncertainty of our product innovations and marketing successes;

•	fluctuations in market prices for seeds and grains;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	adverse weather during the peak gardening season;

•	seasonality and fluctuations in our operating results and cash flows;

•	dependence upon our key executive officers;

•	potential environmental liabilities and product liability claims; and

•	pending litigation and claims.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 27, 2003	June 26, 2004
ASSETS
Current assets:
Cash and equivalents	$77,604	$18,211
Restricted investments	—	15,307
Accounts receivable (less allowance for doubtful accounts of $6,575 and $11,177)	146,075	187,360
Inventories	217,156	242,972
Prepaid expenses and other	15,222	10,235

Total current assets	456,057	474,085
Land, buildings, improvements and equipment—net	101,538	101,760
Goodwill	222,780	310,560
Deferred income taxes and other assets	48,723	56,423

Total	$829,098	$942,828

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,103	$106,241
Accrued expenses	47,061	75,403
Current portion of long-term debt	1,028	1,026

Total current liabilities	153,192	182,670
Long-term debt	249,225	288,450
Other long-term obligations	1,585	1,564
Shareholders’ equity:
Convertible preferred stock, $.01 par value: 100 shares issued and outstanding at June 26, 2004	—	3,000
Class B stock, $.01 par value: 1,654,462 shares outstanding at September 27, 2003 and June 26, 2004	16	16
Common stock, $.01 par value: 31,909,919 and 32,224,080 issued and 18,167,669 and 18,481,830 outstanding at September 27, 2003 and June 26, 2004	319	322
Additional paid-in capital	545,228	550,846
Retained earnings	24,360	60,500
Treasury stock	(144,827)	(144,827)
Accumulated other comprehensive income	—	287

Total shareholders’ equity	425,096	470,144

Total	$829,098	$942,828

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 26, 2004	June 28, 2003	June 26, 2004
Net sales	$345,115	$374,431	$887,560	$955,766
Cost of goods sold and occupancy	242,908	256,506	625,045	663,744

Gross profit	102,207	117,925	262,515	292,022
Selling, general and administrative expenses	69,628	86,183	199,798	222,363

Income from operations	32,579	31,742	62,717	69,659
Interest expense	(5,495)	(4,959)	(14,679)	(13,523)
Interest income	69	89	139	411
Other income	1,563	1,665	1,893	1,935

Income before income taxes	28,716	28,537	50,070	58,482
Income taxes	11,486	10,596	20,028	22,342

Net income	$17,230	$17,941	$30,042	$36,140

Income per common share:
Basic	$0.89	$0.89	$1.56	$1.81

Diluted	$0.86	$0.86	$1.49	$1.74

Weighted average shares used in the computation of income per common share:
Basic	19,357	20,086	19,217	19,968
Diluted	20,137	20,974	21,794	20,753

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 28, 2003	June 26, 2004
Cash flows from operating activities:
Net income	$30,042	$36,140
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on fixed asset disposals	(175)	—
Depreciation and amortization	13,297	13,625
Change in assets and liabilities (excluding businesses acquired):
Receivables	(38,279)	(21,183)
Inventories	(19,074)	(2,578)
Prepaid expenses and other assets	15,136	902
Accounts payable	9,105	(5,023)
Accrued expenses	17,502	21,896
Other long-term obligations	281	(21)

Net cash provided by operating activities	27,835	43,758

Cash flows used in investing activities:
Additions to land, buildings, improvements and equipment	(11,515)	(10,503)
Businesses acquired, net of cash acquired	—	(122,926)
Restricted investments	—	(15,307)

Net cash used in investing activities	(11,515)	(148,736)

Cash flows from financing activities:
Repayments of lines of credit, net	(59,975)	—
Repayments on revolving line of credit	—	(51,823)
Borrowings on revolving line of credit	—	91,823
Proceeds from issuance of long-term debt	250,000	—
Repayments of long-term debt	(140,878)	(777)
Deferred financing costs	(7,700)	—
Proceeds from issuance of stock	6,943	6,075

Net cash provided by financing activities	48,390	45,298

Effect of exchange rate changes on cash and equivalents	—	287

Net increase (decrease) in cash and equivalents	64,710	(59,393)
Cash and equivalents at beginning of period	10,884	77,604

Cash and equivalents at end of period	$75,594	$18,211

Supplemental information:
Cash paid for interest	$9,268	$9,795

Cash (refunds received) paid for income taxes—net	$(4,922)	$8,323

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended June 26, 2004

(unaudited)

1. Basis of Presentation

The condensed consolidated balance sheet of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of June 26, 2004, the condensed consolidated statements of operations for the three and nine months ended June 28, 2003 and June 26, 2004 and the condensed consolidated statements of cash flows for the nine months ended June 28, 2003 and June 26, 2004 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

For the Company’s foreign business in the UK, the local currency is the functional currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the period. Translation gains and losses not reflected in earnings are reported in accumulated other comprehensive income, a separate component of shareholders’ equity. Deferred taxes are not provided on translation gains and losses, because the Company expects earnings of its foreign subsidiary to be permanently reinvested. Transaction gains and losses are included in results of operations.

Due to the seasonal nature of the Company’s garden business, the results of operations for the three and nine months ended June 26, 2004 are not indicative of the operating results that may be expected for the year ending September 25, 2004. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2003 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission.

2. Stock Plan Information

The Company has various non-qualified stock-based compensation programs, which provide for stock option grants and restricted stock awards. Stock options may be granted to officers, key employees and directors. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby the options are granted at market price, and, therefore, no compensation costs are recognized. As required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company has provided fair value based pro-forma disclosures in its interim financial statements.

If compensation expense for the Company’s various stock option plans had been determined based upon the projected fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s pro-forma net earnings, basic and diluted earnings per common share would have been as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 26, 2004	June 28, 2003	June 26, 2004
	(in thousands)		(in thousands)
Net income, as reported	$17,230	$17,941	$30,042	$36,140
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	(448)	(447)	(1,354)	(1,210)

Pro forma net income	$16,782	$17,494	$28,688	$34,930

Net income per common equivalent share:
Basic – as reported	$0.89	$0.89	$1.56	$1.81
Basic – pro forma	$0.87	$0.87	$1.49	$1.75
Diluted – as reported	$0.86	$0.86	$1.49	$1.74
Diluted – pro forma	$0.83	$0.83	$1.43	$1.68

3. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income from continuing operations:

	Three Months Ended June 26, 2004			Nine Months Ended June 26, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income	$17,941	20,086	$0.89	$36,140	19,968	$1.81
Effect of dilutive securities:
Options to purchase common stock		802	(0.03)		747	(0.07)
Convertible preferred stock		86	—		38	—

Diluted EPS:
Net income attributable to common shareholders	$17,941	20,974	$0.86	$36,140	20,753	$1.74

	Three Months Ended June 28, 2003			Nine Months Ended June 28, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income	$17,230	19,357	$0.89	$30,042	19,217	$1.56
Effect of dilutive securities:
Options to purchase common stock		780	(0.03)		752	(0.06)
Convertible notes				2,428	1,825	(0.01)

Diluted EPS:
Net income attributable to common shareholders	$17,230	20,137	$0.86	$32,470	21,794	$1.49

Options to purchase 2,238,380 shares of common stock at prices ranging from $1.30 to $38.41 per share were outstanding at June 26, 2004 and options to purchase 2,531,680 shares at prices ranging from $1.30 to $30.00 were outstanding at June 28, 2003. For the three month periods ended June 26, 2004 and June 28, 2003, options to purchase 7,500 and 42,310 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the nine month periods ended June 26, 2004 and June 28, 2003, options to purchase 52,310 and 277,107 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Shares of common stock from the assumed conversion of the Company’s convertible preferred stock totaling 86,404 and 38,296 were included in the computation of diluted EPS for the three and nine-month periods ended June 26, 2004, respectively.

Shares of common stock from the assumed conversion of the Company’s previously outstanding convertible notes totaling 4,107,143 were not included in the computation of diluted EPS for the three month period ended June 28, 2003, because the notes were repaid in February 2003 and were not outstanding during the period. Shares of common stock from the assumed conversion of the Company’s previously outstanding convertible notes were included in the computation of diluted EPS for the nine month period ended June 28, 2003.

4. Businesses Acquired

In May 2004, the Company acquired substantially all of the assets of KRB Seed Company, LLC (dba “Budd Seed”), a leading provider of high-quality grass seed brands under the “Rebel” brand for approximately $18 million in cash. The acquisition has been accounted for as a purchase. The purchase price exceeded the fair market value of the net tangible and intangible assets acquired by approximately $9 million, which was recorded as goodwill. The consolidated financial statements include the operating results of Budd Seed from the date of acquisition.

In April 2004, the Company acquired substantially all of the assets of Interpet Limited, a leading marketer and manufacturer of pet supplies based in England, for approximately $28 million in cash. The acquisition has been accounted for as a purchase. The purchase price exceeded the fair market value of the net tangible assets acquired by approximately $20 million, which was recorded as goodwill. The consolidated financial statements include the operating results of Interpet from the date of acquisition.

In February 2004, the Company acquired substantially all of the assets of New England Pottery, Inc., a marketer and seller of decorative pottery and seasonal Christmas products, for approximately $66 million in cash. Its proprietary brand names include “New England Pottery” and “GKI/Bethlehem Lighting.” The acquisition has been accounted for as a purchase. The purchase price exceeded the fair market value of the net tangible assets acquired by approximately $49 million, which was recorded as goodwill. The consolidated financial statements include the operating results of New England Pottery from the date of acquisition.

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

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 26, 2004	June 28, 2003	June 26, 2004
	(in thousands)
Net sales:
Garden Products	$215,429	$228,568	$510,571	$535,385
Pet Products	129,686	145,863	376,989	420,381

Total net sales	$345,115	$374,431	$887,560	$955,766

Income (loss) from operations:
Garden Products	$19,645	$16,716	$40,311	$40,680
Pet Products	16,532	19,654	39,448	46,214
Corporate	(3,598)	(4,628)	(17,042)	(17,235)

Total income from operations	32,579	31,742	62,717	69,659

Interest expense—net	(5,426)	(4,870)	(14,540)	(13,112)
Other income	1,563	1,665	1,893	1,935
Income taxes	(11,486)	(10,596)	(20,028)	(22,342)

Net income	$17,230	$17,941	$30,042	$36,140

Depreciation and amortization:
Garden Products	$1,297	$1,463	$3,947	$4,193
Pet Products	3,048	2,968	8,970	8,822
Corporate	128	261	380	610

Total depreciation and amortization	$4,473	$4,692	$13,297	$13,625

	September 27, 2003	June 26, 2004
	(in thousands)
Assets:
Garden Products	$281,679	$335,798
Pet Products	208,703	232,402
Corporate	338,716	374,628

Total assets	$829,098	$942,828

Goodwill (included in corporate assets):
Garden Products	$105,681	$165,040
Pet Products	117,099	145,520

Total goodwill	$222,780	$310,560

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

During the course of discovery in this action, Central has become aware of certain information which shows that prior to the acquisition of TFH by Central, certain records of TFH were prepared in an inaccurate manner which, among other things, resulted in underpayment of income taxes by certain individuals. Those individuals could be liable for back taxes, interest, and penalties. In addition, even though all of the events occurred prior to the acquisition of TFH by Central, there is a possibility that TFH could be liable for penalties for events which occurred under prior management. Central believes that TFH has strong defenses available to the assertion of any penalties against TFH. Central cannot predict whether TFH will be required to pay any such penalties. In the event that TFH were required to pay penalties, Central would seek compensation from the prior owners.

On April 12, 2004, one of the former owners of TFH, Herbert Axelrod, was indicted by a federal grand jury. The two-count federal indictment, which is based on actions taken by Herbert Axelrod before Central acquired TFH, charges Herbert Axelrod with conspiracy to defraud the United States Internal Revenue Service and aiding and abetting the filing of false tax returns by a former Vice President of TFH. Herbert Axelrod failed to appear for his arraignment, and a federal warrant was issued for his arrest. According to press reports and other information, he has subsequently been arrested in Germany. It is anticipated that the United States Attorney’s office will seek to extradite Herbert Axelrod from Germany to the United States of America. Central has information that Herbert Axelrod has liquidated and transferred assets out of the United States. The status of Herbert Axelrod and his assets has raised questions, which cannot presently be answered, about Central’s ability to collect on any of its claims against Herbert Axelrod or the Axelrod Loan. If Central is unsuccessful in its claims against Mr. Axelrod regarding the Axelrod Loan or is unable to collect any judgment awarded, Central would be required to write-off the Axelrod Loan, which would result in a non-cash charge against its future earnings. The Axelrod Loan is currently carried on the financial statements of Central and included in “Deferred Income Taxes and Other Assets” in the amount of $10.2 million.

Scotts Litigation. On June 30, 2000, The Scotts Company filed suit against Central to collect the purchase price of certain lawn and garden products previously sold to Central. See The Scotts Company v. Central Garden & Pet Company, Docket No. C2 00-755 (U.S. Dist Ct. N.D. Ohio). Central filed its answer and a counter complaint asserting various claims for breaches of contracts.

In April 2002, trial occurred on the claims and counterclaims of the parties (excluding one oral contract claim that was severed from the remainder of the case). The net verdict was in favor of Scotts in the amount of $10.4 million which had previously been recorded as an obligation by the Company. Scotts and Central filed post-trial motions. In a March 20, 2003 order, the district court denied Scotts’ motion for attorneys’ fees, granted Scotts’ motion to set aside $750,000 of the jury amount awarded to Central, denied Central’s motion for a new trial, granted Central’s motion for prejudgment interest, and granted in part and denied in part Scotts’ motion for prejudgment interest. The court directed each party to re-determine the amount of their respective interest claims in light of the Court’s ruling and to submit their respective determinations. On July 11, 2003, the Court issued an order resolving the remaining prejudgment interest issues and directing the parties to submit calculations in accordance with its decision. Pursuant to this order, the Court awarded prejudgment interest to Scotts in the net amount of $2.8 million. On October 3, 2003, Central and Scotts settled the oral contract claim that had previously been severed from the remainder of the case. Pursuant to the settlement, Scotts reduced the judgment amount by $300,000. Central and Scotts have each filed notices of appeal from different aspects of the prior judgment and post-judgment orders. In connection with the appeal, Central has paid approximately $15 million into an escrow account which is reported as “Restricted Investments” on our balance sheet.

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

Phoenix Fire. On August 2, 2000, a fire destroyed Central’s leased warehouse space in Phoenix, Arizona, and an adjoining warehouse space leased by a third party. On July 31, 2001, the adjoining warehouse tenant filed a lawsuit against Central and other parties in the Superior Court of Arizona, Maricopa County, seeking to recover $47 million for property damage from the fire. See Cardinal Health Inc., et al. v. Central Garden & Pet Company, et al., Civil Case No. CV2001-013152. Local residents also filed a purported class action lawsuit alleging claims for bodily injury and property damage as a result of the fire. This class action lawsuit has now been settled as to all parties, and has received Court approval. As part of the settlement, Central’s liability insurers paid $7,825,000 on behalf of Central in May 2004. The building owner and several nearby businesses have also filed lawsuits for property damage and business interruption, which are being coordinated with the remaining tenant lawsuit. Each of these lawsuits is currently pending in the Superior Court of Arizona, Maricopa County. The Arizona Department of Environmental Quality, after monitoring the cleanup operations and asking Central, the building owner and the adjoining warehouse tenant to assess whether the fire and fire suppression efforts may have caused environmental impacts to soil, groundwater and/or surface water, has now issued a letter stating that Central need take no further action at the site with respect to environmental issues. In early 2001, the EPA requested information relating to the fire. On July 17, 2002, the EPA informed Central that it intended to file a civil administrative complaint seeking penalties of up to $350,000 for certain alleged post-fire reporting violations. Central and the EPA have settled those allegations for $65,000. The overall amount of the damages to all parties caused by the fire, and the overall amount of damages which Central may sustain as a result of the fire, have not been quantified. At the time of the fire, Central maintained property insurance covering losses to the leased premises, Central’s inventory and equipment, and loss of business income. Central also maintained insurance providing $51 million of coverage (with no deductible) against third party liability. Central believes that this insurance coverage will be available with respect to third party claims against Central if parties other than Central are not found responsible. The precise amount of the damages sustained in the fire, the ultimate determination of the parties responsible and the availability of insurance coverage are likely to depend on the outcome of complex litigation, involving numerous claimants, defendants and insurance companies.

7. Shareholders’ Equity

At June 26, 2004, there were 100 shares of Series B Convertible Preferred Stock ($0.01 par value) authorized, issued and outstanding. In February 2004, in connection with the agreement to purchase New England Pottery, the Company received $3,000,000 from certain members of management of New England Pottery in exchange for its issuance to them of 100 shares of Series B convertible preferred stock. Each share of Series B convertible preferred stock is entitled to a liquidation preference of the greater of $30,000 per share (the purchase price of the shares) or the amount that would have been payable if the shares had been converted to common stock, is initially convertible into 864 shares of common stock, is entitled to (on an as converted basis) dividends equal to any dividends paid on the common stock and has no voting rights, except as required by law.

8. Consolidating Condensed Financial Information of Guarantor Subsidiaries

Certain wholly owned subsidiaries of the Company (as listed below, collectively the “Guarantor Subsidiaries”) have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the Company’s $150,000,000 9- 1/8% Senior Subordinated Notes (the “Notes”) issued on January 30, 2003. Certain subsidiaries and operating divisions are not guarantors of the Notes and have been included in the financial results of the Parent in the information below. Those subsidiaries that are guarantors of the Notes are as follows:

Four Paws Products Ltd.

Grant Laboratories, Inc.

Kaytee Products, Incorporated

Interpet PLC

Matthews Redwood & Nursery Supply, Inc.

New England Pottery LLC

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

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Three Months Ended June 26, 2004

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$118,775	$277,963	$(22,307)	$374,431
Cost of products sold and occupancy	85,210	193,908	(22,612)	256,506

Gross profit	33,565	84,055	305	117,925
Selling, general and administrative expenses	30,816	55,367		86,183

Income from operations	2,749	28,688	305	31,742
Interest – net	(4,913)	43		(4,870)
Other income	774	891		1,665

Income (loss) before income taxes	(1,390)	29,622	305	28,537
Income taxes	521	(11,003)	(114)	(10,596)

Net income (loss)	(869)	18,619	191	17,941
Equity in undistributed income of guarantor subsidiaries	18,810	—	(18,810)	—

Net income (loss)	$17,941	$18,619	$(18,619)	$17,941

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Three Months Ended June 28, 2003

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$112,711	$252,842	$(20,438)	$345,115
Cost of products sold and occupancy	82,944	180,351	(20,387)	242,908

Gross profit	29,767	72,491	(51)	102,207
Selling, general and administrative expenses	24,964	44,664		69,628

Income (loss) from operations	4,803	27,827	(51)	32,579
Interest – net	(5,363)	(63)		(5,426)
Other income	1,005	558		1,563

Income (loss) before income taxes	445	28,322	(51)	28,716
Income taxes	(177)	(11,329)	20	(11,486)

Net income (loss)	268	16,993	(31)	17,230
Equity in undistributed income of guarantor subsidiaries	16,962	—	(16,962)	—

Net income (loss)	$17,230	$16,993	$(16,993)	$17,230

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Nine Months Ended June 26, 2004

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$314,463	$706,945	$(65,642)	$955,766
Cost of goods sold and occupancy	228,950	499,983	(65,189)	663,744

Gross profit	85,513	206,962	(453)	292,022
Selling, general and administrative expenses	82,016	140,347	—	222,363

Income (loss) from operations	3,497	66,615	(453)	69,659
Interest – net	(13,221)	109	—	(13,112)
Other income	413	1,522	—	1,935

Income (loss) before income taxes	(9,311)	68,246	(453)	58,482
Income taxes	3,628	(26,153)	183	(22,342)

Net income (loss)	(5,683)	42,093	(270)	36,140
Equity in undistributed income of guarantor subsidiaries	41,823	—	(41,823)	—

Net income (loss)	$36,140	$42,093	$(42,093)	$36,140

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Nine Months Ended June 28, 2003

(in thousands)

(unaudited)

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

CONSOLIDATING CONDENSED BALANCE SHEET

June 26, 2004

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$12,195	$6,016	$—	$18,211
Restricted investments	15,307	—	—	15,307
Accounts receivable	59,097	139,519	(11,256)	187,360
Inventories	59,536	183,436	—	242,972
Prepaid expenses and other	2,554	7,681	—	10,235

Total current assets	148,689	336,652	(11,256)	474,085
Land, buildings, improvements and equipment, net	8,932	92,828	—	101,760
Goodwill	310,560	—	—	310,560
Investment in Guarantors	331,458	—	(331,458)	—
Deferred income taxes and other assets	51,597	4,826	—	56,423

Total	$851,236	$434,306	$(342,714)	$942,828

LIABILITIES
Accounts payable	$59,844	$57,653	$(11,256)	$106,241
Accrued expenses and other current liabilities	32,794	43,635	—	76,429

Total current liabilities	92,638	101,288	(11,256)	182,670
Long-term debt	288,450	—	—	288,450
Other long-term obligations	4	1,560	—	1,564
Shareholders’ equity	470,144	331,458	(331,458)	470,144

Total	$851,236	$434,306	$(342,714)	$942,828

CONSOLIDATING CONDENSED BALANCE SHEET

September 27, 2003

(in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$76,354	$1,250	$—	$77,604
Accounts receivable	43,209	113,415	(10,549)	146,075
Inventories	55,718	161,438	—	217,156
Prepaid expenses and other	10,198	5,024	—	15,222

Total current assets	185,479	281,127	(10,549)	456,057
Land, buildings, improvements and equipment, net	10,092	91,446	—	101,538
Goodwill	222,780	—	—	222,780
Investment in Guarantors	281,522	—	(281,522)	—
Deferred income taxes and other assets	47,607	1,116	—	48,723

Total	$747,480	$373,689	$(292,071)	$829,098

LIABILITIES
Accounts payable	$53,024	$62,628	$(10,549)	$105,103
Accrued expenses and other current liabilities	20,131	27,958	—	48,089

Total current liabilities	73,155	90,586	(10,549)	153,192
Long-term debt	249,200	25	—	249,225
Other long-term obligations	29	1,556	—	1,585
Shareholders’ equity	425,096	281,522	(281,522)	425,096

Total	$747,480	$373,689	$(292,071)	$829,098

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Nine Months Ended June 26, 2004

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$79,792	$6,059	$(42,093)	$43,758
Expenditures for land, buildings, improvements and equipment	(1,394)	(9,109)	—	(10,503)
Businesses acquired	(122,926)	—		(122,926)
Restricted investments	(15,307)	—		(15,307)
Investment in guarantor subsidiaries	(49,649)	7,556	42,093	—

Net cash provided (used) by investing activities	(189,276)	(1,553)	42,093	(148,736)

Borrowings (repayments) under lines of credit, net	(51,823)	—	—	(51,823)
Proceeds from long-term debt	91,823			91,823
Payments on long-term debt	(750)	(27)		(777)
Proceeds from issuance of stock	6,075	—	—	6,075

Net cash provided (used) by financing activities	45,325	(27)	—	45,298

Effect of exchange rates on cash		287		287

Net increase (decrease) in cash and equivalents	(64,159)	4,766	—	(59,393)
Cash and equivalents at beginning of period	76,354	1,250	—	77,604

Cash and equivalents at end of period	$12,195	$6,016	$—	$18,211

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Nine Months Ended June 28, 2003

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$13,392	$14,848	$(405)	$27,835
Expenditures for land, buildings, improvements and equipment	(1,500)	(10,015)	—	(11,515)
Investment in guarantor subsidiaries	(38,719)	38,314	405	—

Net cash provided (used) by investing activities	(40,219)	28,299	405	(11,515)

Borrowings (repayments) under lines of credit, net	(33,992)	(25,983)	—	(59,975)
Proceeds from long-term debt	250,000	—		250,000
Payments on long-term debt	(125,035)	(15,843)	—	(140,878)
Loan fees and financing costs paid	(7,700)	—	—	(7,700)
Proceeds from issuance of stock	6,943	—	—	6,943

Net cash provided (used) by financing activities	90,216	(41,826)	—	48,390

Net increase in cash and equivalents	63,389	1,321	—	64,710
Cash and equivalents at beginning of period	10,080	804	—	10,884

Cash and equivalents at end of period	$73,469	$2,125	$—	$75,594

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Central Garden & Pet Company is a leading innovator, marketer and producer of quality branded products for the pet and lawn and garden supplies markets. We are one of the largest companies in the fragmented, $7.5 billion U.S. pet supplies industry and in the $51.9 billion U.S. lawn and garden supplies industry. Our pet products include pet bird, small animal and wild bird food, aquarium products, flea, tick, mosquito and other insect control products, edible bones, cages, carriers, pet books, and other dog, cat, reptile and small animal products. These products are sold under a number of brand names, including Kaytee, All-Glass Aquarium, Oceanic, Kent Marine, Zodiac, Pre-Strike, Altosid, Nylabone, TFH, Four Paws and Interpet. Our lawn and garden products include grass seed, wild bird food, weed and insect control products, decorative outdoor patio products and ant control products. These products are sold under a number of brand names, including Pennington, Norcal Pottery, New England Pottery, GKI/Bethlehem Lighting, Lilly Miller, Matthews Four Seasons, AMDRO and Grant’s. In fiscal 2003, our consolidated net sales were $1.15 billion, of which our pet products segment, or Pet Products, accounted for $501.7 million and our lawn and garden products segment, or Garden Products, accounted for $643.3 million. In fiscal 2003, our income from operations was $72.3 million, of which Pet Products accounted for $52.7 million and Garden Products accounted for $39.3 million, before corporate expenses and eliminations of $19.7 million.

Central was incorporated in Delaware in June 1992 and is the successor to a California corporation which was incorporated in 1955. References to “we,” “us,” “our,” or “Central” mean Central Garden & Pet Company and its subsidiaries and divisions, and their predecessor companies and subsidiaries.

Background

We have transitioned our company to a leading marketer and producer of branded products from a traditional pet and lawn and garden supplies distributor. We initiated this transition because we recognized the opportunity to build a portfolio of leading brands and improve profitability by capitalizing on our knowledge of the pet and lawn and garden supplies sectors, our strong relationships with retailers, and our nationwide sales and logistics network. Our goal was to diversify our business and improve operating margins by establishing a portfolio of leading brands. Since 1997, we have acquired numerous branded products companies and product lines, including Wellmark and Four Paws in fiscal 1997; Kaytee Products, TFH and Pennington Seed in fiscal 1998; Norcal Pottery in fiscal 1999; AMDRO and All-Glass Aquarium in fiscal 2000; Lilly Miller in fiscal 2001; Alaska Fish Fertilizer in fiscal 2002; and Kent Marine, New England Pottery, Interpet and KRB Seed Company in fiscal 2004.

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

Recent Developments

In May 2004, the Company acquired substantially all of the assets of KRB Seed Company, LLC (dba “Budd Seed”), a leading provider of high-quality grass seed brands under the “Rebel” and brand for approximately $18 million in cash. The acquisition has been accounted for as a purchase. The purchase price exceeded the fair market value of the net tangible and intangible assets acquired by approximately $9 million, which was recorded as goodwill. The consolidated financial statements include the operating results of Budd Seed from the date of acquisition.

In April 2004, the Company acquired substantially all of the assets of Interpet Limited, a leading marketer and manufacturer of pet supplies based in England, for approximately $28 million in cash. The acquisition has been accounted for as a purchase. The purchase price exceeded the fair market value of the net tangible assets acquired by approximately $20 million, which was recorded as goodwill. The consolidated financial statements include the operating results of Interpet from the date of acquisition.

In February 2004, the Company acquired substantially all of the assets of New England Pottery, Inc., a marketer and seller of decorative pottery and seasonal Christmas products, for approximately $66 million in cash. Its proprietary brand names include “New England Pottery” and “GKI/Bethlehem Lighting.” The acquisition has been accounted for as a purchase. The purchase price exceeded the fair market value of the net tangible assets acquired by approximately $49 million, which was recorded as goodwill. The consolidated financial statements include the operating results of New England Pottery from the date of acquisition.

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

Since changes could be made to the FASB exposure draft upon final adoption, we have decided not to expense the value of employee stock options until the FASB finalizes this new accounting standard. We based this decision on the FASB’s announced intention to soon require all companies to expense the value of employee stock options and the FASB’s review of technical issues that will play a significant role in determining the fair value of and accounting for employee stock options. We monitor progress at the FASB and other developments with respect to the general issue of employee stock compensation. In the meantime, we continue to disclose stock compensation expense in footnote 2 to our consolidated financial statements in accordance with SFAS 123. In the future, should we expense the value of employee stock options, we may have to recognize substantially more compensation expense in future periods that could have a material impact on our results of operations reported in future periods.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

Results of Operations

Three Months Ended June 26, 2004

Compared with Three Months Ended June 28, 2003

Net sales for the three months ended June 26, 2004 increased $29.3 million, or 8.5%, to $374.4 million from $345.1 million for the three months ended June 28, 2003. Pet Products’ net sales increased $16.2 million, or 12.5%, to $145.9 million for the three months ended June 26, 2004 from $129.7 million in the comparable fiscal 2003 period. Garden Products’ net sales increased $13.1 million, or 6.1%, to $228.5 million for the three months ended June 26, 2004 from $215.4 million in the comparable fiscal 2003 period. Our branded product sales increased $24.5 million and sales of other manufacturers’ products increased $4.8 million. . Our Pet Products’ branded product sales increased $12.8 million due primarily to $9.7 million from our recent acquisitions of Kent Marine and Interpet. Our Garden Products’ branded product sales increased $11.7 million due primarily to $17.2 million of sales from our recent acquisitions of New England Pottery and Budd Seed, partially offset by a decline in grass seed sales of approximately $7 million due to unseasonable weather conditions impacting demand at the retail level and a strong comparable 2003 quarter season making for a tough comparison for the most recent quarter.

Gross profit for the three months ended June 26, 2004 increased $15.7 million, or 15.4%, to $117.9 million from $102.2 million for the three months ended June 28, 2003. Gross profit increased $8.9 million in Garden Products and $6.8 million in Pet Products.

Gross profit as a percentage of net sales increased to 31.5% for the three months ended June 26, 2004, from 29.6% for the three months ended June 28, 2003, as both Garden Products’ and Pet Products’ margins improved. The margin improvements were due primarily to the contributions from our recent acquisitions and margins for our wild bird feed products returning to more normal levels offset by a decline in margins for our grass seed sales.

Selling, general and administrative expenses increased $16.6 million, or 23.8%, from $69.6 million for the three months ended June 28, 2003 to $86.2 million for the three months ended June 26, 2004. As a percentage of net sales, selling, general and administrative expenses increased to 23.0% for the three months ended June 26, 2004, compared to 20.2% in the comparable prior year period.

Selling and delivery expenses increased $9.2 million, or 23.1%, from $39.8 million for the three months ended June 28, 2003 to $49.0 million for the three months ended June 26, 2004. The increase was primarily attributable to $5.3 million from recent acquisitions and $3.5 in increased marketing expenses, including consumer advertising programs.

Facilities expense increased $0.4 million to $2.9 million for the three months ended June 26, 2004 from $2.5 million for the three months ended June 28, 2003. The increase was primarily related to our recent acquisitions.

Warehouse and administrative expenses increased $7.0 million, or 25.6%, from $27.3 million for the three months ended June 28, 2003 to $34.3 million for the three months ended June 26, 2004. Approximately $4 million of the increase was due to our recent acquisitions and approximately $1 million to increased professional fees for unrealized acquisitions and increased accounting fees related to Sarbanes-Oxley compliance.

Net interest expense for the three months ended June 26, 2004 decreased $0.5 million, or 9.3%, to $4.9 million from $5.4 million for the three months ended June 28, 2003. The decrease was due primarily to $0.4 million in fees and expenses incurred in the prior year quarter in connection with the refinancing of our senior credit facility. Although total long-term debt was $27.5 million higher compared to the prior year quarter, the related interest expense was offset by a slightly lower effective interest rate, due to converting half of our fixed rate 9- 1/8% senior subordinated notes to a floating rate.

Other income increased $0.1 million to $1.7 million for the quarter ended June 26, 2004 from $1.6 million for the quarter ended June 28, 2003. Other income represents income from equity method investments. The increase in the fiscal 2004 quarter was attributed primarily to a new equity method investment made in the fourth quarter of fiscal 2003.

Our effective income tax rate for the quarter ended June 26, 2004 was 37.1% compared with 40.0% for the quarter ended June 28, 2003. The decreased rate reflects estimated state tax decreases and the impact of non-US tax rates at our U.K. based subsidiary.

Nine Months Ended June 26, 2004

Compared with Nine Months Ended June 28, 2003

Net sales for the nine months ended June 26, 2004 increased $68.2 million, or 7.7%, to $955.8 million from $887.6 million for the nine months ended June 28, 2003. Pet Products’ net sales increased $43.4 million, or 11.5%, to $420.4 million for the nine months ended June 26, 2004 from $377.0 million in the comparable fiscal 2003 period. Garden Products’ net sales increased $24.8 million, or 4.9%, to $535.4 million for the nine months ended June 26, 2004 from $510.6 million in the comparable fiscal 2003 period. Our branded product sales increased $45.8 million and sales of other manufacturers’ products increased $22.4 million. Our Pet Products’ branded product sales increased $31.2 million due primarily to a $9.9 million increase in sales of aquarium products and $11.9 million from our recent acquisitions. Our Garden Products’ branded product sales increased $14.6 million due primarily to $22 million of sales derived from our recent acquisitions, partially offset by a $7 million decline in grass seed sales. Grass seed sales were impacted due to unseasonable weather conditions impacting demand at the retail level and a strong comparable 2003 season making for a tough comparison for the current nine month period.

Gross profit for the nine months ended June 26, 2004 increased $29.5 million, or 11.2%, to $292.0 million from $262.5 million for the nine months ended June 28, 2003. Gross profit increased $15.4 million in Garden Products and $14.1 million in Pet Products. Gross profit as a percentage of net sales increased to 30.6% for the nine months ended June 26, 2004, from 29.6% for the nine months ended June 28, 2003. The margin improvements were due primarily to the contributions from our recent acquisitions and restoration of wild bird feed product margins to more normal levels.

Selling, general and administrative expenses increased $22.6 million, or 11.3%, from $199.8 million for the nine months ended June 28, 2003 to $222.4 million in the nine months ended June 26, 2004. As a percentage of net sales, selling, general and administrative expenses increased from 22.5% for the nine months ended June 28, 2003 to 23.3% for the nine months ended June 26, 2004.

Selling and delivery expenses increased $12.4 million, or 12.1%, from $102.3 million for the nine months ended June 28, 2003 to $114.7 million for the comparable fiscal 2004. The increased expenses were primarily attributable to increased sales and our recent acquisitions.

Facilities expense increased $0.7 million to $8.4 million for the nine months ended June 26, 2004 from $7.7 million for the nine months ended June 28, 2003. The increase is due primarily to our recent acquisitions and the shutdown costs of a pet manufacturing facility.

Warehouse and administrative expenses increased $9.5 million, or 10.6%, from $89.8 million for the nine months ended June 28, 2003 to $99.3 million for the nine months ended June 26, 2004. The increase was due primarily to $5.5 million from our recent acquisitions and $1.8 million in professional fees incurred as acquisitions being pursued did not materialize.

Net interest expense for the nine months ended June 26, 2004 decreased $1.4 million, or 9.8%, to $13.1 million from $14.5 million for the nine months ended June 28, 2003. The decrease was due primarily to loan fees and financing costs in fiscal 2003 related to the refinancing of our convertible subordinated notes and lines of credit. The impact of the increase in total long-term debt during fiscal year 2004 was offset by a slightly lower effective interest rate due to converting half of our fixed rate 9- 1/8% senior subordinated notes to a floating rate.

Other income remained flat at $1.9 million for the nine months ended June 26, 2004 and June 28, 2003. Other income represents income from equity method investments.

Our effective income tax rate for the nine months ended June 26, 2004 was 38.2% compared with 40.0% for the nine months ended June 28, 2003. The decreased rate reflects an expected lower effective state tax rate and the impact of non-US tax rates at our U.K. based subsidiary.

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

Cash provided by operating activities increased from $27.8 million for the nine months ended June 28, 2003 to $43.8 million for the nine months ended June 26, 2004. A smaller accounts receivable and inventory build-up from our existing business increased cash provided by operating activities approximately $33 million, as compared to the prior year period. This increase was partially offset by approximately $13 million change in income taxes, as income tax payments were made of approximately $8 million in the current year period while income tax refunds of approximately $5 million were received in the prior year period. Net cash used in investing activities increased $137 million due to $123 million paid for acquisitions and $15.3 million paid into an escrow account, which is classified as restricted investments on the balance sheet, in connection with our appeal in the Scotts litigation. Net cash provided by financing activities decreased $3.1 million. In the current year period the amounts provided by financing activities were due primarily to borrowings on our line of credit to finance our acquisitions while in the prior year period the amounts were provided by increased long-term borrowings, as a result of the recapitalization of our long-term debt, in anticipation of future acquisitions.

At June 26, 2004, our total debt was $289.5 million versus $262.0 million at June 28, 2003, due to borrowings on our line of credit to finance our acquisitions in fiscal 2004.

In May 2003, we closed a $200 million senior secured credit facility consisting of a five-year $100 million revolving credit facility and a six-year $100 million term loan. In April 2004, we amended the facility to increase the maximum amount available under the revolving credit portion by $25 million to $125 million and to include the option to borrow in Euros, Canadian Dollars and Pounds Sterling. Interest on the term loan is based on a rate equal to LIBOR + 2.25% or the prime rate plus 0.75%, at our option. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from 0.25% to 1.25% or LIBOR plus a margin which fluctuates from 1.75% to 2.75%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. This facility is secured by essentially all of our assets, contains certain financial covenants requiring maintenance of minimum levels of interest coverage and maximum levels of senior debt to EBITDA and total debt to EBITDA, and restricts our ability to make treasury stock purchases and pay dividends. We were in compliance with all financial covenants as of June 26, 2004. This facility also requires the lenders’ prior written consent to any material investments in or acquisitions of a business. The balance outstanding at June 26, 2004 under the $125 million revolving credit facility was $40.0 million, and the remaining available borrowing capacity was $77.7 million, with $7.3 million outstanding under certain letters of credit.

In October 2003, we entered into a $75 million pay-floating interest rate swap effectively converting half of our $150 million fixed rate 9 1/8 % senior subordinated notes to a floating rate of LIBOR + 4.04%.

In November 2003, we deposited approximately $15 million into an escrow account in connection with an appeal in the Scotts litigation. The use of this cash is restricted from general corporate purposes and is reflected as a “Restricted Investment” on our balance sheet at June 26, 2004. See Note 6 – “Contingencies” to our unaudited condensed consolidated financial statements.

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

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 27, 2003, except for borrowings under our senior secured credit facility to finance acquisitions and the interest rate swap discussed above in Liquidity and Capital Resources.

Weather and Seasonality

Historically, our sales of lawn and garden products have been influenced by weather and climate conditions in the markets we serve. Additionally, Garden Products’ business has been highly seasonal. In fiscal 2003, 65% of Garden Products’ net sales and 59% of our total net sales occurred in the Company’s second and third fiscal quarters. Substantially all of Garden Products’ operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.

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

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matter to a Vote of Securities Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	The following reports on Form 8-K were filed during the quarter ended June 26, 2004.

a.	On April 2, 2004, Central filed a Form 8-K relating to a press release announcing it had agreed to acquire substantially all of the assets of Interpet Limited.

b.	On May 19, 2004, Central filed a Form 8-K relating to a press release announcing it had acquired substantially all of the assets of KRB Seed Company, LLC.

The following current report on Form 8-K was furnished during the quarter ended June 26, 2004:

a.	On May 7, 2004, Central filed a Form 8-K relating to a press release announcing its financial results for the quarter ended March 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: August 10, 2004

/s/ GLENN W. NOVOTNY
Glenn W. Novotny
President and Chief Executive Officer

/s/ STUART W. BOOTH
Stuart W. Booth
Vice President and Chief Financial Officer