Form 10-K
period 2004-09-25
CENTRAL GARDEN & PET COMPANY
filed 2004-12-09
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 2004

Commission File Number 0-20242

CENTRAL GARDEN & PET COMPANY

(Exact name of registrant as specified in its charter)

Delaware	68-0275553
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1340 Treat Boulevard, Suite 600, Walnut Creek, California 94597

(Address of principal executive offices) (Zip Code)

Telephone Number: (925) 948-4000

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

At March 27, 2004, the aggregate market value of the registrant’s Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $592,728,000 and $1,807,000, respectively.

At December 1, 2004, the number of shares outstanding of the registrant’s Common Stock was 18,937,271. In addition, on such date the registrant had outstanding 1,654,462 shares of its Class B Stock, which are convertible into Common Stock on a share-for-share basis.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders - Part III of this Form 10-K.

Central Garden & Pet Company

Index to Annual Report on Form 10-K

For the fiscal year ended September 25, 2004

i

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-K are set forth in this Form 10-K, including the factors described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	consolidation trends in the retail industry;

•	dependence on a few customers for a significant portion of each of our businesses;

•	uncertainty of our product innovations and marketing successes;

•	fluctuations in market prices for seeds and grains;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	adverse weather during the peak gardening season;

•	seasonality and fluctuations in our operating results and cash flow;

•	dependence upon our key executive officers;

•	potential environmental liabilities and product liability claims;

•	pending litigation;

•	costs and risks associated with Section 404 compliance; and

•	potential adverse impact of stock option expensing.

ii

MARKET, RANKING AND OTHER DATA

The data included in this Form 10-K regarding markets and ranking, including the size of certain markets and our position and the position of our competitors and products within these markets, are based on independent industry publications, including the National Gardening Survey 2003, an independent survey conducted by Harris Interactive for the National Gardening Association, the 2003-2004 National Pet Owners Survey, published by the American Pet Products Manufacturers Association, Packaged Facts Market Profile: The U.S. Pet Supplies Market, June 2003, and The U.S. Lawn and Garden Market, March 2003, each published by Packaged Facts, a consumer market research company, Nursery Retailer Magazine, or other published industry sources or our estimates based on management’s knowledge and experience in the markets in which we operate. Our estimates have been based on information provided by customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. We believe these estimates to be accurate as of the date of this Form 10-K. However, this information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. As a result, you should be aware that market, ranking and other similar data included in this Form 10-K, and estimates and beliefs based on that data, may not be reliable.

iii

PART I

Item 1.	Business

BUSINESS

Our Company

Central Garden & Pet Company is a leading innovator, marketer and producer of quality branded products for the pet and lawn and garden supplies markets. We are one of the largest companies in the fragmented, $7.5 billion U.S. pet supplies industry and in the $50 billion U.S. lawn and garden and related supplies industry. Our pet products include pet bird and small animal food, aquarium products, flea, tick, mosquito and other pest control products, edible bones, cages, carriers, pet books, and other dog, cat, reptile and small animal products. These products are sold under a number of brand names, including Kaytee, All-Glass Aquarium, Oceanic, Kent Marine, Energy Savers Unlimited, Zodiac, Pre-Strike, Altosid, Nylabone, TFH, Four Paws and Interpet. Our lawn and garden products include grass seed, wild bird food, weed and insect control products, decorative outdoor patio products, Christmas products and lighting and ant control products. These products are sold under a number of brand names, including Pennington, Rebel, Lofts, Norcal Pottery, New England Pottery, GKI/Bethlehem Lighting, Lilly Miller, Matthews Four Seasons, AMDRO and Grant’s. In fiscal 2004, our consolidated net sales were $1.27 billion, of which our pet products segment, or Pet Products, accounted for $568.9 million and our lawn and garden products segment, or Garden Products, accounted for $697.5 million. In fiscal 2004, our income from operations was $82.1 million, of which Pet Products accounted for $61.4 million and Garden Products accounted for $42.9 million, before corporate expenses and eliminations of $22.2 million.

Recent Developments

Kent Marine

In January 2004, we acquired substantially all of the assets of Kent Marine, Inc. Based in Georgia, Kent Marine markets and sells premium aquarium supplies domestically and internationally under the brand name “Kent Marine.” Annual sales are approximately $7 million.

New England Pottery

In February 2004, we acquired substantially all of the assets of New England Pottery Co., Inc., a portfolio company of Heritage Partners. Based in Foxboro, Massachusetts, New England Pottery Co., Inc. markets and sells decorative pottery and seasonal Christmas products. Its proprietary brand names include “New England Pottery” and “GKI/Bethlehem Lighting.” Annual sales are approximately $75 million.

Interpet

In April 2004, we acquired substantially all of the assets of Interpet Limited, a division of Lawrence PLC. Based in Surrey, England, Interpet is a leading manufacturer and supplier of branded aquatic, pond, pet book and pet supplies products in the United Kingdom and the continental European Union. Its proprietary brand names include “Interpet,” “Blagdon,” “PetSafe,” “Pet Love,” “Red Rum” and “Mikki.” Annual sales are approximately $30 million.

Budd Seed and “Rebel” and “Palmer’s Pride” Brands

In May 2004, we acquired substantially all of the assets of KRB Seed Company, LLC, or “Budd Seed.” Based in Winston-Salem, North Carolina, Budd Seed is a leading provider of high-quality grass seed brands directed primarily towards retail outlets under the “Rebel” and “Palmer’s Pride” brands. Annual sales are approximately $17 million with a strong regional presence in the Southeastern United States. Pennington Seed, Inc., one of our subsidiaries, previously maintained a licensing agreement with Budd Seed enabling Pennington to sell the Rebel brand to its customers.

Energy Savers Unlimited

In August 2004, we acquired substantially all of the assets of Energy Savers Unlimited, Inc. (“ESU”). Based in Southern California, ESU is the market leading U.S. supplier of high intensity and specialty lighting to aquatics, reptile and avian hobbyists. ESU also markets and sells a broad range of reptile, marine, freshwater and avian accessories and consumables to hobbyists and enthusiasts under its proprietary brand names including: “Energy Savers,” “Coralife,” “Pondlife” and “Birdlife.” Annual sales are approximately $20 million.

Competitive Strengths

We believe we have the following competitive strengths which serve as the foundation of our business strategy:

•	Market Leadership Positions Built on a Strong Brand Portfolio. We are the leader in the premium branded U.S. pet supplies market and one of the leaders in the U.S. consumer lawn and garden supplies market. We have a diversified portfolio of brands, most of which we believe are among the leading brands in their respective U.S. market categories. The majority of our brands have been marketed and sold for more than 20 years and have developed strong brand name recognition, which creates wide appeal, leads to repeat purchases and provides our retail customers with strong sell-through.

•	Strong Relationships with Retailers. We have developed strong relationships with major and independent retailers through product innovation, premium brand names, broad product offerings, captive sales and logistics capabilities and a high level of customer service. Major retailers value the efficiency of dealing with a limited number of suppliers with national scope and strong brands. These strengths have made us one of the largest pet supplies vendors to Wal*Mart, PETsMART and PETCO and among the largest lawn and garden supplies vendors to Wal*Mart, Home Depot and Lowe’s. We believe our ability to service the rapid growth of large retailers, to meet their unique needs for packaging and point of sale displays, and to offer new innovative products, provide us with a competitive advantage. Independent retailers value our high level of customer service and broad array of high margin, premium branded products, and we believe we are the largest supplier to independent pet supplies retailers in the United States. Recently, our pet sales and logistics business was voted “Distributor of the Year” for the third consecutive year by Pet Business, a leading industry publication.

•	Innovative New Products. We have developed a reputation for introducing innovative and high quality products. We continuously seek to introduce new products at a reasonable price, both as complementary extensions of existing product lines and as new product categories. We have received numerous awards for our new pet products.

In 2004, the American Pet Products Manufacturing Association awarded the following Central brands with its “Best New Product Award”: Kaytee received three awards for its new Treatsters ™ line of nutritious snack bars for birds and small animals and its new Koi’Choice ® Floating Food Sticks for koi pond fish, Oceanic received an award for its patent pending line of Oceanic Natural Sea Salt Mix, Wellmark International received two awards for its innovative line of insect control products for horses and ponies, Nylabone won an award for its innovative Nutrident Edible Dental Chew product, and TFH won an award for its informative “The Simple Guide to” series of Pet books which currently has 15 titles.

In addition, in 2004, we received “Best New Product” awards from Pet Business Magazine for our Kaytee “Fusion” – an innovative daily diet for pet birds; Kaytee’s Canopy Scientific “Avian Starter Kit,” which includes cleansing products and nutritional and health supplements; and Energy Savers Unlimited for its new “Fresh-Air Habitat,” an enclosure for small animals and reptiles.

Pet Product News recognized our Oceanic brand with its 2004 “Editors Choice Award” for its “Oceanic Natural Sea Salt Mix.” In addition, Interpet, our wholly owned subsidiary in the United Kingdom, won the “Best New Product” award for its patented internal power filter at the Glee Pet Index International tradeshow in Birmingham, England.

•	Favorable Industry Characteristics. The pet and lawn and garden supplies markets have grown, even during recent periods of economic and political uncertainty, and are expected to continue to grow, due to favorable demographic and leisure trends. According to Packaged Facts, retail sales of pet supplies are expected to grow 8.2% annually from $7.5 billion in 2002 to $11.1 billion by 2007. The key demographics bolstering our markets are the growth rates in the number of children under 18 and the number of adults over age 55. In particular, the 55-64 age group is projected to grow at a compounded annual growth rate of approximately 4% through 2010. Households with children tend to own more pets, and adults over 55 are more likely to be “empty nesters” who keep pets as companions, and have more disposable income and leisure time available for both pets and garden activities. In addition, we believe economic and political uncertainty tend to increase the proportion of at-home leisure activity compared to travel. Many of our products, such as dog bones, grooming supplies and pest control, are routinely consumed and replenished.

•	Sales and Logistics Networks. We are a leading supplier to independent specialty retail customers for the pet and lawn and garden supplies markets through our sales and logistics networks. We believe our sales and logistics networks give us a significant competitive advantage over other suppliers that do not have this capability. These networks provide us with key access to independent pet specialty retail stores and retail lawn and garden customers for our branded products, facilitating:

•	acquisition and maintenance of premium shelf placement;

•	prompt product replenishment;

•	customization of retailer programs;

•	quick responses to changing customer and retailer preferences;

•	rapid deployment and feedback for new products; and

•	immediate availability for acquired brands.

We plan to continue to utilize our team of dedicated sales people and our sales and logistics networks to expand sales of our branded products.

•	Experienced and Incentivized Management Team. Our senior management team has significant experience in the pet and lawn and garden supplies industries. William E. Brown, our Chairman, acquired our predecessor 24 years ago, and Glenn W. Novotny has been our Chief Executive Officer since June 2003 and our President since 1990. Mr. Novotny was previously with Weyerhaeuser Corporation in a variety of management positions for 20 years. Our executive officers also collectively own, individually or in partnership with members of their families, approximately 10% of our common shares.

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

•	Continue New Product and Packaging Innovation. We will continue to leverage the strength of our leading brand names by introducing innovative new products and packaging, extending existing product lines and entering new product categories. Our new product strategy seeks to capitalize on our strong brand names, established customer relationships and history of product innovation. Some of the products we have recently introduced include the Mini-Bow 5 and Mini-Bow 2.5 aquariums, All-Glass heaters and lighting and Oceanic’s Natural Sea Salt Mix, the Quest Nutrident Edible dog treats from Nylabone, Kaytee’s fusion blend of bird food, the Eliminator Pump & Spray private label garden chemical line for Wal*Mart, Easy-Melt de-icer product from Pennington, AMDRO Ant Bloc treatment for the home and the Pre-Strike line of mosquito control products. We have also made investments in our corporate sales and marketing infrastructure in the areas of product development, category management and key account sales support.

•	Continue to Improve Margins. We believe there is an opportunity to continue to improve our gross and operating margins through increased sales of our higher margin branded products, cost reductions, product innovation and leveraging of our existing infrastructure. We consolidated our sales and logistics centers and made capital improvements to some of our manufacturing facilities to reduce costs and improve manufacturing efficiencies.

•	Pursue Strategic Acquisitions of Branded Companies. We plan to continue to make selected strategic acquisitions of consumer product companies that complement our existing brands and product offerings. Management has substantial experience in acquiring branded products companies. By leveraging our marketing, manufacturing and sales and logistics capabilities, we believe we can increase the sales and improve the operating efficiencies of acquired companies. We look for companies with the potential to have the top one or two brands in their categories. The characteristics we seek when evaluating target companies are strong brand names, high quality and innovative product offerings, an experienced management team and a history of organic earnings growth. We would expect to finance our acquisitions through a combination of operating cash flows, debt and equity.

Pet Products Business

Overview

We are the leading marketer and producer of premium branded pet supplies in the United States. We believe that most of our brands are the number one or two brands in their respective U.S. market categories. In addition, Pet Products operates the largest sales and logistics network in the industry, which strategically supports its brands. In fiscal 2004, Pet Products accounted for $568.9 million of our consolidated net sales and income from operations of $61.4 million before corporate expenses and eliminations.

Industry Background

According to the 2003-2004 APPMA National Pet Owners Survey, pets have become increasingly popular in the United States, with an estimated 62% of U.S. households owning one pet and 46% owning two or more pets in 2002. The pet industry includes pets, food and supplies, and we operate primarily in the higher margin pet supplies segment of the industry. This segment includes products such as dog, cat, bird and small animal toys and treats, collars, leashes, cages, habitats, books, vitamins, supplements, grooming supplies, flea and tick control, aquariums and aquatic supplies. According to Packaged Facts, retail sales of pet supplies were approximately $7.5 billion in 2002, up 18% from 1998, and are expected to grow 8.2% annually to $11.1 billion by 2007.

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

The U.S. pet supplies market is highly fragmented with over 2,000 manufacturers, consisting primarily of small companies with a limited product line. Virtually none of these manufacturers have a captive sales and logistics network and must rely on us or other independent distributors to supply their products to regional pet specialty chains and independent retailers.

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

Proprietary Branded Pet Products

Our principal pet supplies product lines include the Kaytee line of bird and small animal food, the All-Glass and Oceanic Systems line of aquariums, Kent Marine specialty water conditioners and supplements for aquariums, the Wellmark line of flea, tick and mosquito products and professional insect control products, the TFH line of Nylabone premium dog chews, pet carriers and pet books, the Four Paws’ line of dog, cat, small animal and reptile products, Interpet’s portfolio of dog, cat and equine supplies and books, water gardening supplies and aquatics supplies and Energy Savers Unlimited line of high-end specialty lighting systems and other supplies for the aquatics marketplace. Pet Products has a history of product and packaging innovation and has earned numerous industry awards.

Kaytee. Kaytee was founded in 1892. Kaytee is one of the largest marketers and producers of food for pet birds, wild birds and small animals (e.g. rabbits and hamsters). Kaytee manufactures products primarily under the Kaytee brand name and has a strong history of developing innovative new products, such as the Exact line of pet bird and small animal food. Over the past five years, Kaytee has won approximately 20 industry awards.

All-Glass & Oceanic Aquariums. All-Glass Aquarium was founded in 1967. We are the largest producer of aquariums, terrariums and related lighting systems and furniture in the United States. We sell these products under the All-Glass Aquarium and Oceanic Aquarium brand names. All-Glass Aquarium has been a leader in marketing and popularizing innovative new aquarium products such as bow front technology, mini-bow and upscale aquarium furniture. All-Glass Aquarium has won 12 industry awards in the past five years.

Kent Marine. Based in Georgia, Kent Marine is a leading supplier of saltwater aquarium supplements and conditioners sold domestically and internationally under the brand name Kent Marine.

Wellmark. Wellmark was founded in 1985. Wellmark is a leading marketer and producer of flea, tick, mosquito and other insect control products for both professional end users and consumers. These products are sold primarily under the Zodiac, Altosid, Extinguish and Pre-Strike brand names. Wellmark is the only domestic producer of (S)-Methoprene, which is an active ingredient to control mosquitoes, fleas, ticks, ants and mites in many professional and consumer insect control applications. We also sell (S)-Methoprene to manufacturers of other flea and tick control products, including Frontline Plus. In 2002, Wellmark launched Pre-Strike, a mosquito control product for consumers which kills mosquitoes before they hatch, including those which may transmit the deadly West Nile virus. Wellmark frequently adapts professional products for consumer applications.

TFH. TFH was founded in 1952. TFH is a leading marketer and producer of premium dog chews, edible bones, carriers and other pet products. TFH produces these products primarily under the Nylabone, Dental Chew, Quest and TFH brand names and has a strong history of developing innovative new products, such as the Nylabone Fold-Away Pet Carrier, Nutrident Chew & Brush Edible Bone and numerous dog toys. In addition, TFH is a leading producer of pet books. Over the past five years, TFH has won 18 industry awards.

Four Paws. Four Paws was founded in 1970. Four Paws is a leading marketer of dog, cat, reptile and small animal products in the United States. Four Paws products include Magic Coat shampoos, Wee-Wee Pads, Rough & Rugged hard rubber toys, a complete line of grooming supplies for dogs and cats, animal cages, leashes, collars and accessories. These products are sold under the Four Paws and Pet Select brand names.

Interpet. Based in Surrey, England, Interpet is a leading manufacturer and supplier of branded aquatic, pond, pet book and pet supplies products in the United Kingdom and the continental European Union. Its proprietary brand names include “Interpet,” “Blagdon,” “PetSafe,” “Pet Love,” “Red Rum” and “Mikki.”

Energy Savers Unlimited. Based in Southern California, Energy Savers Unlimited is the market leading U.S. supplier of high intensity and specialty lighting to aquatics, reptile and avian hobbyists. ESU also markets and sells a broad range of reptile, marine, freshwater and avian accessories and consumables to hobbyists and enthusiasts under its proprietary brand names including: “Energy Savers,” “Coralife,” “Pondlife” and “Birdlife.”

Sales and Logistics Network

Our sales and logistics network, consisting of 10 facilities, exists primarily to promote our proprietary brands and provides us with key access to over 15,000 independent specialty retail stores for our branded products. This includes acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick responses to changing customer and retailer preferences, rapid deployment and feedback for new products and immediate exposure for acquired brands. The network also sells many other manufacturers’ brands of pet supplies and combines these products with our branded products into single shipments enabling our independent customers to deal with us on a cost effective basis to meet their pet supplies requirements.

Sales and Marketing

Our sales strategy is multi-tiered and designed to capture maximum market share with retailers. Our customers include retailers, such as regional and national specialty pet stores, independent pet retailers, mass merchants and grocery stores, and professionals, such as insect control manufacturers and veterinarians. PETsMART accounted for approximately 10% of Pet Products’ net sales in fiscal 2004, 2003 and 2002. PETCO is also a significant customer; however, no other single customer accounted for more than 10% of Pet Products’ sales in fiscal years 2004, 2003 and 2002.

To maximize our product placement and visibility in retail stores, we market our products through the following complementary strategies:

•	each of our brand groups has a dedicated sales force that focuses on their specific products across all trade channels;

•	our sales and logistics network, which includes sales and marketing personnel, focuses on gaining product and program placement at thousands of independent retailers;

•	dedicated account-managers and sales teams for several of our largest customers; and

•	independent distributors who sell our brands.

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

Manufacturing

Pet Products currently manufactures the majority of its branded products in 13 manufacturing facilities. In addition, certain of our proprietary branded products are manufactured by contract manufacturers. We have entered into an exclusive arrangement with a third party to manufacture (S)-Methoprene, the active ingredient in our flea and tick products. We have not experienced supply interruptions from this manufacturer in the past, and we maintain an inventory of (S)-Methoprene that we believe is sufficient to sustain our own production if substitute manufacturing capability for (S)-Methoprene should become necessary.

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

Competition

The pet supplies industry is highly competitive. Our branded pet products compete against national and regional branded products and private label products produced by various suppliers. Our largest competitors are Hartz and United Pet Group. Pet Products competes primarily on the basis of brand recognition, innovation, upscale packaging, quality and service. Pet Products’ sales and logistics operations compete with a number of smaller local and regional distributors, with competition based on product selection, price, service and personal relationships.

Garden Products Business

Overview

We are a leading company in the consumer lawn and garden market in the United States and offer both premium and value-oriented branded products. We market and produce a broad array of premium brands, including Pennington, Rebel, Lofts, Norcal Pottery, New England Pottery, GKI/Bethlehem Lighting, Lilly Miller, Matthews Four Seasons, AMDRO and Grant’s. We also market and produce value brands that offer products comparable in quality to premium brands at lower prices, including several of Wal*Mart’s private label brands. In addition, Garden Products operates a sales and logistics network that strategically supports its brands. In fiscal 2004, Garden Products accounted for $697.5 million of our consolidated net sales and income from operations of $42.9 million before corporate expenses and eliminations.

Industry Background

We believe that gardening is one of the most popular leisure activities in the United States, with approximately 80% of all U.S. households, or an estimated 85 million households, participating in one or more lawn and garden activities in 2003. We estimate the retail sales of the lawn and garden supplies industry in the categories in which we participate to be approximately $50 billion. We believe that the industry will continue to grow over the next several years due to favorable demographic trends. The key demographic bolstering our lawn and garden markets is the growth rate in the number of adults over age 55, who are more likely to be “empty nesters” and have more disposable income and leisure time available for garden activities. As the baby boom generation ages, this segment is expected to grow faster than the total population. According to U.S. census data, the 55-64 age group is expected to grow at a compounded annual growth rate of approximately 4% through 2010. We believe that this demographic should increase the number of lawn and garden product users.

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

Proprietary Branded Lawn and Garden Products

Our principal lawn and garden product lines are grass seed, wild bird food, lawn & garden care products, decorative outdoor patio products, Christmas products and lighting and ant control products. We have one of the largest brands in grass seed through Wal*Mart’s private label program; the largest wild bird food product through our Pennington brand; and the leading fire ant bait through our AMDRO brand. We are also a leading marketer of indoor and outdoor pottery products through our Norcal Pottery and New England Pottery brands.

Grass Seed. We are a leading marketer and producer of numerous mixtures and blends of cool and warm season turf grass for both the residential and professional markets, as well as forage and wild game seed mixtures. We sell these products under the Pennington Seed, Pennington, Max-Q, ProSelect, Tournament Quality, MasterTurf, Rebel and Palmer’s Pride brand names. We also produce private label brands of grass seed, including Wal*Mart’s private label grass seed. Recently, the National Turfgrass Evaluation Program evaluated Pennington’s Princess turf type seeded Bermudagrass as the best overall commercially available Bermudagrass. The Pennington grass seed manufacturing facilities are some of the largest and most modern seed conditioning facilities in the industry.

Wild Bird Food Products. We are a leading marketer and producer of wild bird food in the United States. These products are sold primarily under the Pennington brand name. Our wild bird food is treated with Bird-Kote, a nutritious coating made up of vegetable oil, which has been fortified with oil soluble vitamins, and elements needed by wild birds.

Lawn and Garden Chemicals and Fertilizers. We are a leading marketer of lawn and garden weed, moss control and insect control products. We sell these products under the Lilly Miller, IMAGE, and Maxide brand names, the Eliminator private label for Wal*Mart and the Knockout private label for Sam’s Club. We are also a leading marketer of fire ant bait, sold primarily in the southern United States, under the AMDRO brand name. In addition, we market ant baits, animal repellents and garden aid products under the Grant’s brand name. Finally, we manufacture several lines of lawn and garden fertilizers, including granular products and liquid plant foods, soil and mulch under several brands, including Alaska Fish Fertilizer, Pennington, Pro Care and other private and controlled labels.

Decorative Patio and Garden Products. We are a leading marketer of decorative indoor and outdoor pottery products in the United States. We sell these products under the Norcal Pottery and New England Pottery brand names which include terra cotta, stoneware, ceramic and porcelain pots. As a result of our 2004 acquisition of New England Pottery, we now market seasonal Christmas products and lighting under the brand name GKI/Bethlehem Lighting. We also manufacture a complete line of wooden garden products, including planters, barrel fountains, arbors and trellises that are sold under the Matthews Four Seasons brand name. In addition, we have an equity stake in Cedar Works, a leading marketer and producer of bird feeders.

Sales and Logistics Network

Our sales and logistics network, consisting of 28 facilities, exists primarily to promote our proprietary brands and provides us with key access to retail stores for our branded products, acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick responses to changing customer and retailer preferences, rapid deployment and feedback for new products, immediate exposure for acquired brands and comprehensive and strategic information. The network also sells other manufacturers’ brands of lawn and garden supplies and combines these products with our branded products into single shipments enabling our independent customers to deal with us on a cost effective basis to meet their lawn and garden supplies requirements.

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

Manufacturing

Garden Products currently operates 18 manufacturing facilities. In addition, certain of its proprietary branded products are manufactured by contract manufacturers. The primary sales and logistics centers for Pennington’s products are located both near the point of manufacture and at strategically located warehousing facilities.

Purchasing

Most of the raw materials purchased by Garden Products are acquired from a number of different suppliers. Garden Products obtains grass seed from various sources. The principal raw materials required for our wild bird food manufacturing operations are bulk grains, including millet, milo, wheat and sunflower seeds, which are generally purchased from large national companies and local grain cooperatives. In order to ensure an adequate supply of seed to satisfy expected production volume, Pennington enters into contracts up to five years in advance to purchase grain and seed at future dates by fixing the quantity, and often the price, at the commitment date. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” The key ingredients in our fertilizer and insect and weed control products are specialty chemicals including phosphates, urea, potash, herbicides, insecticides and fungicides. Garden Products obtains its raw materials from various sources, which it presently considers to be adequate. No one source is considered to be essential to Garden Products. Garden Products has never experienced a significant interruption of supply.

Competition

The lawn and garden products industry is highly competitive. Our lawn and garden products compete against national and regional products and private label products produced by various suppliers. Our turf and forage grass seed products, fertilizers, pesticides and combination products compete principally against products marketed by Scotts. Since its acquisition of the Ortho line of lawn and garden products from Pharmacia Corporation (formerly Monsanto) in 1999, Scotts’ dominant position in the lawn and garden industry has been a significant competitive disadvantage for our similar garden products. Garden Products competes primarily on the basis of its premium and value brands, quality, service, price, low cost manufacturing and strong brand names. Garden Products’ sales and logistics operations also compete with a large number of smaller local and regional distributors, with competition based on price, service and personal relationships.

Significant Customers

Wal*Mart represented approximately 20% of Central’s net sales in fiscal 2004, 21% in fiscal 2003 and 20% in fiscal 2002 and represented approximately 31% of Garden Products’ sales in fiscal 2004, 34% in fiscal 2003 and 31% in fiscal 2002. No other customer accounted for more than 10% of Central’s net sales in 2004, 2003 or 2002. Sales to Home Depot represented approximately 15% of Garden Products’ sales in 2004 and 2003 and 13% in fiscal 2002. PETsMART represented approximately 10% of Pet Products’ net sales in fiscal 2004, 2003 and 2002.

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

Along with patents, active ingredient registrations, end use product registrations and trade secrets, we own a number of trademarks, service marks, trade names and logotypes. Many of our trademarks are registered but some are not. We are not aware of any reason we cannot continue to use our trademarks, service marks and trade names.

Employees

As of September 25, 2004, we had approximately 4,400 employees of which approximately 4,200 were full-time employees and 200 were temporary or part-time employees. We also hire substantial numbers of additional temporary employees for the peak lawn and garden shipping season of February through June to meet the increased demand experienced during the spring and summer months. All of our temporary employees are paid on an hourly basis. Except for certain employees at a Kaytee facility in Rialto, California, none of our employees is represented by a labor union. We consider our relationships with our employees to be good.

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

Various local, state, federal and foreign environmental laws also impose obligations on various entities to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Accordingly, we may become liable, either contractually or by operation of law, for remediation costs even if the contaminated property is not presently owned or operated by us, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. With our extensive acquisition history, we have acquired a number of manufacturing and distribution facilities. Although we generally conduct Phase I environmental tests in connection with acquisitions, most of these facilities have not been subjected to Phase II environmental tests to determine whether they are contaminated.

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

Executive Officers

The following table sets forth the name, age and position of our executive officers as of December 1, 2004.

Name	Age	Position

William E. Brown	63	Chairman of the Board

Glenn W. Novotny	57	President, Chief Executive Officer and Director

Stuart W. Booth	53	Vice President, Chief Financial Officer and Secretary

James V. Heim	50	President, Pet Products Division

Brooks M. Pennington III	50	Chief Executive Officer and President of Pennington Seed, Inc. and Director

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

James V. Heim has been our President, Pet Products Division since August 2004. From June 2002 to February 2004, Mr. Heim was the president and chief executive officer of The Color Factory, a leading designer and manufacturer of domestic and international cosmetic brands. From January 2000 to June 2002, he was the chief executive officer of ExchangeBridge, Inc. a web-based system used by manufacturers and retailers for ordering, cataloging and processing consumer packaged goods. Mr. Heim has also held positions at American Pad & Paper, Procter & Gamble, Polaroid, Maybelline and American Safety Razor.

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

We currently operate 31 manufacturing facilities totaling approximately 3,233,000 square feet and 38 sales and logistics facilities totaling approximately 3,433,000 square feet. Most sales and logistics centers consist of office and warehouse space, and several large bays for loading and unloading. Each sales and logistics center provides warehouse, distribution, sales and support functions for its geographic area. Our executive offices are located in Walnut Creek, California.

The table below lists Pet Products’ manufacturing and sales and logistics facilities:

Location	Type of Facility	Owned or Leased
Carson, CA	Manufacturing	Leased
Rialto, CA	Manufacturing	Owned
Sacramento, CA	Sales and Logistics	Leased
Santa Fe Springs, CA	Sales and Logistics	Leased
Miami, FL	Sales and Logistics	Leased
Tampa, FL	Sales and Logistics	Leased
Acworth, GA	Manufacturing	Leased
Norcross, GA	Sales and Logistics	Leased
Abilene, KS	Manufacturing	Owned
Mahwah, NJ	Sales and Logistics	Leased
Neptune City, NJ	Manufacturing	Leased
Hauppauge, NY	Manufacturing	Leased
Cressona, PA	Manufacturing	Owned
Dallas, TX	Manufacturing	Leased
Dallas, TX	Manufacturing	Owned
Houston, TX	Sales and Logistics	Leased
Algona, WA	Sales and Logistics	Leased
Chilton, WI	Manufacturing	Owned
Franklin, WI	Manufacturing	Owned
Dorking, UK	Manufacturing	Leased
Dorking, UK	Sales and Logistics	Leased
Manchester, UK	Manufacturing	Leased
Somerset, UK	Sales and Logistics	Leased

The table below lists Garden Products’ manufacturing and sales and logistics facilities:

Location	Type of Facility	Owned or Leased
Cullman, AL	Sales and Logistics	Owned
Cullman, AL	Sales and Logistics	Leased
Roll, AZ	Manufacturing	Owned
Yuma, AZ	Manufacturing	Leased
El Centro, CA	Manufacturing	Owned
Ontario, CA	Sales and Logistics	Leased
Orange, CA	Sales and Logistics	Leased
Richmond, CA	Sales and Logistics	Leased
Sacramento, CA	Sales and Logistics	Leased
San Bernardino, CA	Sales and Logistics	Leased
San Leandro, CA	Manufacturing	Leased
San Leandro, CA	Sales and Logistics	Leased
Santa Fe Springs, CA	Sales and Logistics	Leased
Stockton, CA	Manufacturing	Leased
Longmont, CO	Manufacturing	Owned

Location	Type of Facility	Owned or Leased
Clearwater, FL	Manufacturing	Leased
Orlando, FL (2)	Sales and Logistics	Leased
Eatonton, GA	Manufacturing	Owned
Eatonton, GA	Sales and Logistics	Leased
Madison, GA (2)	Manufacturing	Owned
Madison, GA	Manufacturing	Leased
Madison, GA	Sales and Logistics	Leased
Madison, GA	Sales and Logistics	Owned
Shady Dale, GA	Manufacturing	Owned
Munster, IN	Sales and Logistics	Leased
Foxboro, MA	Sales and Logistics	Leased
Taunton, MA	Sales and Logistics	Leased
Laurel, MD	Sales and Logistics	Leased
Bolivar, MO	Manufacturing	Leased
Greenfield, MO (2)	Manufacturing	Owned
Greenfield, MO	Sales and Logistics	Owned
Winston-Salem, NC	Sales and Logistics	Leased
Sidney, NE	Manufacturing	Owned
Saddle Brook, NJ	Sales and Logistics	Leased
Inland Enterprise, OR	Manufacturing	Owned
Lebanon, OR	Manufacturing	Owned
Portland, OR	Sales and Logistics	Leased
Columbia, SC	Sales and Logistics	Owned
Columbia, SC	Sales and Logistics	Leased
Grand Prairie, TX	Sales and Logistics	Leased
Houston, TX	Sales and Logistics	Leased
Kenbridge, VA	Sales and Logistics	Leased
Algona, WA	Sales and Logistics	Leased

We lease 13 of our manufacturing facilities and 34 of our sales and logistics facilities. These leases generally expire between 2005 and 2012. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. The facilities we own are subject to major encumbrances under our principal credit facility. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks and warehousing, transportation and computer equipment.

Item 3.	Legal Proceedings

Central does not believe that the outcome of the following legal proceedings will have a material adverse effect on its results of operations, liquidity or financial position taken as a whole. However, because these proceedings may raise complex factual and legal issues and are subject to uncertainties, Central cannot predict with assurance the outcome of these proceedings. Accordingly, adverse settlements or resolutions may occur and negatively impact earnings or cash flows in the quarter of settlement or resolution.

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

During the course of discovery in this action, Central became aware of certain information which shows that prior to the acquisition of TFH by Central, certain records of TFH were prepared in an inaccurate manner which, among other things, resulted in underpayment of taxes by certain individuals. Those individuals could be liable for back taxes, interest, and penalties. In addition, even though all of the events occurred prior to the acquisition of TFH by Central, there is a possibility that TFH could be liable for penalties for events which occurred under prior management. Central believes that TFH has strong defenses available to the assertion of any penalties against TFH. Central cannot predict whether TFH will be required to pay any such penalties. In the event that TFH were required to pay penalties, Central would seek compensation from the prior owners.

On April 12, 2004, one of the former owners of TFH, Herbert Axelrod, was indicted by a federal grand jury. The two-count federal indictment, which is based on actions taken by Herbert Axelrod before Central acquired TFH, charges Herbert Axelrod with conspiracy to defraud the United States Internal Revenue Service and aiding and abetting the filing of false tax returns by a former Vice President of TFH. In April 2004, Herbert Axelrod failed to appear for his arraignment, and a federal warrant was issued for his arrest. According to press reports and other information, he has subsequently been arrested in Germany, has been extradited to the United States, and he is being held in jail in New Jersey pending further proceedings before the U.S. federal court. Central has information that Herbert Axelrod has liquidated and transferred assets out of the United States. The status of Herbert Axelrod and his assets has raised questions, which cannot presently be answered, about Central’s ability to collect on any of its claims against Herbert Axelrod or the Axelrod Loan. Central intends to continue pursuing its claims against Mr. Axelrod. If Central is unsuccessful in its claims against Mr. Axelrod regarding the Axelrod Loan or is unable to collect any judgment awarded, Central would be required to write-off the Axelrod Loan, which would result in a non-cash charge against its future earnings. The Axelrod Loan is currently carried on the financial statements of Central as an “Other Asset” in the amount of $10.2 million.

Scotts Litigation. On June 30, 2000, The Scotts Company filed suit against Central to collect the purchase price of certain lawn and garden products previously sold to Central. See The Scotts Company v. Central Garden & Pet Company, Docket No. C2 00-755 (U.S. Dist Ct. N.D. Ohio). Central filed its answer and a counter complaint asserting various claims for breaches of contracts.

In April 2002, trial occurred on the claims and counterclaims of the parties (excluding one oral contract claim that was severed from the remainder of the case). The net verdict was in favor of Scotts in the amount of $10.4 million which had previously been recorded as an obligation by the Company. Scotts and Central filed post-trial motions. In a March 20, 2003 order, the district court denied Scotts’ motion for attorneys’ fees, granted Scotts’ motion to set aside $750,000 of the jury amount awarded to Central, denied Central’s motion for a new trial, granted Central’s motion for prejudgment interest, and granted in part and denied in part Scotts’ motion for prejudgment interest. The court directed each party to re-determine the amount of their respective interest claims in light of the Court’s ruling and to submit their respective determinations. On July 11, 2003, the Court issued an order resolving the remaining prejudgment interest issues and directing the parties to submit calculations in accordance with its decision. Pursuant to this order, the Court awarded prejudgment interest to Scotts in the net amount of $2.8 million. On October 3, 2003, Central and Scotts settled the oral contract claim that had previously been severed from the remainder of the case. Pursuant to the settlement, Scotts reduced the judgment amount by $300,000. Central and Scotts have appealed different aspects of the prior judgment and post-judgment orders but no date has yet been set for oral argument. In connection with the appeal, Central has paid approximately $15 million into an escrow account, which is reported as restricted investments in the accompanying balance sheet as of September 25, 2004.

Phoenix Fire. On August 2, 2000, a fire destroyed Central’s leased warehouse space in Phoenix, Arizona, and an adjoining warehouse space leased by a third party. On July 31, 2001, the adjoining warehouse tenant filed a lawsuit against Central and other parties in the Superior Court of Arizona, Maricopa County, seeking to recover $47 million for property damage from the fire. See Cardinal Health Inc., et al. v. Central Garden & Pet Company, et al., Civil Case No. CV2001-013152. Local residents also filed a purported class action lawsuit alleging claims for bodily injury and property damage as a result of the fire. This class action lawsuit has now been settled as to all parties, and has received Court approval. As part of the settlement, Central’s liability insurers paid $7,825,000 on behalf of Central in May 2004. The building owner and several nearby businesses have also filed lawsuits for property damage and business interruption, which are being coordinated with the remaining tenant lawsuit. Each of these lawsuits is currently pending in the Superior Court of Arizona, Maricopa County. Four of the business interruption lawsuits have been settled for amounts totaling approximately $680,000, paid by Central’s insurers. The Arizona Department of Environmental Quality, after monitoring the cleanup operations and asking Central, the building owner and the adjoining warehouse tenant to assess whether the fire and fire suppression efforts may have caused environmental impacts to soil, groundwater and/or surface water, has now issued a letter stating that Central need take no further action at the site with respect to environmental issues. In early 2001, the EPA requested information relating to the fire. On July 17, 2002, the EPA informed Central that it intended to file a civil administrative complaint seeking penalties of up to $350,000 for certain alleged post-fire reporting violations. Central and the EPA have settled those allegations for $65,000. The overall amount of the damages to all parties caused by the fire, and the overall amount of damages which Central may sustain as a result of the fire, have not been quantified. At the time of the fire, Central maintained property insurance covering losses to the leased premises, Central’s inventory and equipment, and loss of business income. Central also maintained insurance providing $51 million of coverage (with no deductible) against third party liability. Central believes that this insurance coverage will be available with respect to third party claims against Central if parties other than Central are not found responsible. The precise amount of the damages sustained in the fire, the ultimate determination of the parties responsible and the availability of insurance coverage are likely to depend on the outcome of complex litigation, involving numerous claimants, defendants and insurance companies.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq National Market under the symbol CENT since our initial public offering on July 15, 1993. The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for our common stock, as reported by the Nasdaq National Market.

	High	Low
Fiscal 2003
First Quarter	$20.21	$17.11
Second Quarter	24.90	18.32
Third Quarter	25.00	21.64
Fourth Quarter	29.11	23.27

Fiscal 2004
First Quarter	$28.15	$25.57
Second Quarter	37.49	27.94
Third Quarter	38.89	34.04
Fourth Quarter	35.77	28.19

As of September 25, 2004, there were approximately 142 holders of record of our common stock and 7 holders of record of our Class B stock.

We have not paid any cash dividends on our common stock in the past. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our credit facility and senior subordinated notes restrict our ability to pay dividends. See Note 6 of the notes to our consolidated financial statements.

We did not repurchase any of our equity securities during the fiscal year ended September 25, 2004.

Item 6.	Selected Financial Data

The following selected statement of operations and balance sheet data as of and for the fiscal years ended September 30, 2000, September 29, 2001, September 28, 2002, September 27, 2003 and September 25, 2004 have been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto in “Item 8 – Financial Statements and Supplementary Data” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Fiscal Year Ended
	September 30, 2000	September 29, 2001	September 28, 2002	September 27, 2003	September 25, 2004
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales (1)	$1,350,878	$1,122,999	$1,077,780	$1,145,001	$1,266,526
Cost of goods sold and occupancy	1,037,701	811,186	757,437	811,562	882,227

Gross profit	313,177	311,813	320,343	333,439	384,299
Selling, general and administrative expenses	274,077	297,751	267,579	261,098	302,227
Other charges (2)	27,156	—	—	—	—

Income from operations	11,944	14,062	52,764	72,341	82,072
Interest expense, net	(22,551)	(23,083)	(14,608)	(19,202)	(17,753)
Other income	1,176	1,631	5,548	2,522	2,023

Income (loss) before income taxes and cumulative effect of accounting change	(9,431)	(7,390)	43,704	55,661	66,342
Income taxes	4,053	(247)	15,159	21,020	24,992

Income (loss) before cumulative effect of accounting change	(13,484)	(7,143)	28,545	34,641	41,350
Cumulative effect of accounting change, net of tax (3)	—	—	(112,237)	—	—

Net income (loss)	$(13,484)	$(7,143)	$(83,692)	$34,641	$41,350

Basic income (loss) per common equivalent share:
Before cumulative effect of accounting change	$(0.72)	$(0.39)	$1.54	$1.79	$2.06
Cumulative effect of accounting change	—	—	(6.04)	—	—

Basic income (loss) per common equivalent share	$(0.72)	$(0.39)	$(4.50)	$1.79	$2.06

Diluted income (loss) per common equivalent share:
Before cumulative effect of accounting change	$(0.72)	$(0.39)	$1.44	$1.73	$1.99
Cumulative effect of accounting change	—	—	(4.88)	—	—

Diluted income (loss) per common equivalent share	$(0.72)	$(0.39)	$(3.44)	$1.73	$1.99

Weighted average shares used in the computation of income (loss) per common equivalent share:
Basic	18,786	18,402	18,581	19,327	20,036
Diluted	18,786	18,402	23,009	20,081	20,801

	Fiscal Year Ended
	September 30, 2000	September 29, 2001	September 28, 2002	September 27, 2003	September 25, 2004
	(in thousands)
Other Data:
Depreciation and amortization	$26,035	$28,362	$17,616	$17,878	$18,516
Capital expenditures	$16,663	$13,888	$10,907	$17,958	$18,264
Cash from operating activities	$40,076	$38,814	$72,813	$51,202	$64,414
Cash used in investing activities	$(51,069)	$(32,165)	$(10,907)	$(22,572)	$(192,147)
Cash from (used in) financing activities	$8,661	$(4,042)	$(59,314)	$38,090	$62,214
Ratio of earnings to fixed charges (4)	—	—	3.81	3.59	4.36

	September 30, 2000	September 29, 2001	September 28, 2002	September 27, 2003	September 25, 2004
	(in thousands)
Balance Sheet Data:
Cash	$5,685	$8,292	$10,884	$77,604	$12,221
Working capital	119,021	110,990	154,017	302,865	292,954
Total assets	945,311	916,626	731,957	829,098	960,197
Total debt	282,758	278,098	212,899	250,253	305,800
Shareholders’ equity	461,840	455,315	377,508	425,096	476,796

(1)	Sales fluctuations for fiscal years 2000 and 2001 were related primarily to the termination of our distribution arrangement with The Scotts Company.
(2)	Other charges in fiscal 2000 includes charges resulting from workforce reductions, employee benefit obligations, facility closures, and asset impairments due to the termination of our distribution arrangement with The Scotts Company and other anticipated sales decreases in our sales and logistics businesses.
(3)	The cumulative effect of accounting change in fiscal year 2002 related to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, as described in Note 5 to the consolidated financial statements.
(4)	For the purposes of determining the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes and cumulative effect of accounting change, excluding income and losses associated with equity investees, and before fixed charges. Fixed charges consist of interest expense, the portion of rental expense under operating leases deemed by management to be representative of the interest factor and amortization of deferred financing costs. In the fiscal years ended September 30, 2000 and September 29, 2001, our fixed charges exceeded the sum of our earnings and fixed charges by $10.6 million and $9.0 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Central Garden & Pet Company is a leading innovator, marketer and producer of quality branded products for the pet and lawn and garden supplies markets. We are one of the largest companies in the fragmented, $7.5 billion U.S. pet supplies industry and in the $50 billion U.S. lawn and garden and related supplies industry. Our pet products include pet bird and small animal food, aquarium products, flea, tick, mosquito and other insect control products, edible bones, cages, carriers, pet books, and other dog, cat, reptile and small animal products. These products are sold under a number of brand names, including Kaytee, All-Glass Aquarium, Oceanic, Zodiac, Pre-Strike, Altosid, Nylabone, TFH, Four Paws Kent Marine, Interpet and Energy Savers Unlimited. Our lawn and garden products include grass seed, wild bird food, weed and insect control products, decorative outdoor patio products, Christmas products and lighting and ant control products. These products are sold under a number of brand names, including Pennington, Norcal Pottery, New England Pottery, GKI/Bethlehem Lighting, Lilly Miller, Matthews Four Seasons, AMDRO and Grant’s. In fiscal 2004, consolidated net sales were $1.27 billion, of which our pet products segment, or Pet Products, accounted for $568.9 million and our lawn and garden products segment, or Garden Products, accounted for $697.5 million. In fiscal 2004, income from operations was $82.1 million, of which Pet Products accounted for $61.4 million and Garden Products accounted for $42.9 million, before corporate expenses and eliminations of $22.2 million.

Background

We transitioned our company to a leading marketer and producer of branded products from a traditional pet and lawn and garden supplies distributor. We made this transition because we recognized the opportunity to build a portfolio of leading brands and improve profitability by capitalizing on our knowledge of the pet and lawn and garden supplies sectors, our strong relationships with retailers, and our nationwide sales and logistics network. Our goal was to diversify our business and improve operating margins by establishing a portfolio of leading brands. Since 1997, we have acquired numerous branded products companies and product lines, including Wellmark and Four Paws in fiscal 1997; Kaytee Products, TFH and Pennington Seed in fiscal 1998; Norcal Pottery in fiscal 1999; AMDRO and All-Glass Aquarium in fiscal 2000; Lilly Miller in fiscal 2001; Alaska Fish Fertilizer in fiscal 2002 and Kent Marine, New England Pottery, Interpet, KRB Seed Company, (dba Budd’s Seed), and Energy Savers Unlimited in fiscal 2004.

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

Virtually all of our sales before fiscal 1997 were from distributing other manufacturers’ products. Since then, our branded product sales have grown to approximately $959 million, or approximately 76% of total sales, in fiscal 2004. During this same period, our sales of other manufacturers’ products have declined to approximately 24% of total sales, and our gross profit margins have improved from 13.6% in fiscal 1996 to 30.3% in fiscal 2004.

Recent Developments

We completed six acquisitions during the fiscal year ended September 25, 2004. Pro forma results of operations have not been presented for any of the acquisitions because the effects of these acquisitions were not material to Central’s operating results either individually, or in the aggregate. The consolidated financial statements include the effects of these acquired businesses from the dates of acquisition.

These acquisitions are summarized as follows:

Consideration paid (including transaction costs)	$159,000,000
Net tangible assets acquired	$40,000,000
Other intangible assets acquired	$4,000,000
Goodwill	$115,000,000

In the aggregate, these acquisitions contributed $74 million in revenue in fiscal 2004 and $9 million in operating income. Each acquisition was accounted for as a purchase.

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	Fiscal Year Ended
	September 28, 2002	September 27, 2003	September 25, 2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy	70.3	70.9	69.7

Gross profit	29.7	29.1	30.3
Selling, general and administrative	24.8	22.8	23.8

Income from operations	4.9	6.3	6.5
Interest expense, net	(1.4)	(1.7)	(1.4)
Other income	0.5	0.2	0.2
Income taxes	(1.4)	(1.8)	(2.0)

Income before cumulative effect of accounting change	2.6	3.0	3.3

Cumulative effect of accounting change, net of tax	(10.4)	—	—

Net income (loss)	(7.8)%	3.0%	3.3%

Fiscal 2004 Compared to Fiscal 2003

Net Sales

Net sales for fiscal 2004 increased $121.5 million, or 10.6%, to $1,266.5 million from $1,145.0 million in fiscal 2003. This was due primarily to a $96.7 million, or 11.2%, increase in our branded product sales of which $73.8 million related to our fiscal 2004 acquisitions and $22.9 million related to organic sales growth. Sales of our own branded products represented 76% of our total sales in fiscal 2004.

Garden Products’ sales for fiscal 2004 increased $54.2 million, or 8.4%, to $697.5 million from $643.3 million in fiscal 2003. In fiscal 2004, our garden branded product sales increased to $528.1 million from $481.6 million in fiscal 2003, and sales of other manufacturers’ products increased to $169.4 million from $161.7 million in fiscal 2003. The increased sales of our garden branded products were due primarily to $51.7 million of sales from our fiscal 2004 acquisitions of New England Pottery and Budd Seed, partially offset by a decline in grass seed sales of approximately $8 million due to unseasonable weather conditions impacting demand at the retail level and a strong comparable in fiscal 2003.

Pet Products’ sales for fiscal 2004 increased $67.3 million, or 13.4%, to $568.9 million from $501.7 million in fiscal 2003. Pet branded product sales increased to $431.4 million in fiscal 2004 from $381.2 million in fiscal 2003, and sales of other manufacturers’ products increased to $137.5 million in fiscal 2004 from $120.5 million in fiscal 2003. The increased sales of our pet branded products were due primarily to $22.1 million of sales from our fiscal 2004 acquisitions of Kent Marine, Interpet and ESU and increased organic sales of $28.1 million related to aquarium and insect control products.

Gross Profit

Gross profit increased $50.9 million, or 15.3%, from $333.4 million in fiscal 2003 to $384.3 million in fiscal 2004. Pet Products’ gross profit increased $24.9 million, or 14.4% and Garden Products’ gross profit increased $26.0 million, or 16.1%. Gross profit as a percentage of net sales increased to 30.3% in fiscal 2004 from 29.1% in fiscal 2003, reflecting increases from 34.5% to 34.8% in Pet Products and from 24.9% to 26.7% in Garden Products. These gross profit increases were due primarily to the $31 million contribution from fiscal 2004 acquisitions and the restoration of wild bird feed product margins, which increased $8 million, to more normal levels and a shift in product mix to higher margin products. Our gross margins may not be comparable to those of other entities since some entities include all of their distribution costs in cost of goods sold and others exclude a portion of them from gross margin and include them in an operating expense line item below the gross profit line.

Selling, General and Administrative

Selling, general and administrative expenses increased $41.1 million, or 15.8%, from $261.1 million in fiscal 2003 to $302.2 million in fiscal 2004. The increase was due primarily to increased selling and administrative cost elements. As a percentage of net sales, selling, general and administrative expenses increased from 22.8% during fiscal 2003 to 23.8% during fiscal 2004.

Selling and delivery expenses increased by $21.1 million, or 15.6%, from $135.4 million in fiscal 2003 to $156.5 million in fiscal 2004. The increase was due primarily to $13.4 million from fiscal 2004 acquisitions and the fiscal 2004 organic sales increase, which led to increased selling and delivery expenses. Selling and delivery expenses as a percentage of net sales increased from 11.8% in fiscal 2003 to 12.4% in fiscal 2004 driven primarily by increased fuel and freight costs.

Facilities expenses increased $0.9 million from $10.4 million in fiscal 2003 to $11.3 million in fiscal 2004. The increase was due primarily to $0.4 million from our fiscal 2004 acquisitions and $0.3 million in shutdown costs of a pet manufacturing facility.

Warehouse and administrative expenses increased $19.1 million, or 16.6%, from $115.3 million in fiscal 2003 to $134.4 million in fiscal 2004. Garden Products increased $10.2 million, Pet Products increased $6.4 million and Corporate increased $2.5 million. The increase was due primarily to $8.5 million from our fiscal 2004 acquisitions, a $3.5 million increase in salaries and wages and $2.1 million in professional fees incurred for unsuccessful acquisitions.

Other Income

Other income decreased $0.5 million from $2.5 million in fiscal 2003 to $2.0 million in fiscal 2004. Earnings from equity method investments decreased due primarily to an underperforming investment in a distribution company, partially offset by earnings from an investment made in the fourth quarter of fiscal 2003.

Interest Expense

Net interest expense decreased $1.4 million, or 7.5%, from $19.2 million in fiscal 2003 to $17.8 million in fiscal 2004. The decrease was due primarily to $1.8 million of fees and expenses incurred in fiscal 2003 associated with the early retirement of our 6% convertible subordinated notes in January 2003 and the refinancing of our senior credit facility in May 2003. The impact of the increase in total long-term debt during fiscal 2004 was offset by a slightly lower effective interest rate due to converting $75 million of our fixed rate 9 1/8% senior subordinated notes to a floating rate.

Average borrowings for fiscal 2004 were $283.3 million compared to $240.8 million in fiscal 2003, primarily as a result of increased borrowings to finance acquisitions during fiscal 2004. The average interest rates for fiscal 2004 and 2003 were 5.7% and 6.6%, respectively.

Income Taxes

Our effective income tax rate in fiscal 2004 was 37.7% compared with 37.8% in fiscal 2003. Our fiscal 2004 combined federal and state statutory tax rate was approximately 38.1% as compared to 39.2% in fiscal 2003. The difference between the combined statutory tax rate and the effective tax rate in fiscal 2004 was due to utilization of state income tax credits and the impact of non-US tax rates at our U.K. based subsidiary. In fiscal 2003 the difference was due primarily to utilization of state income tax credits.

Fiscal 2003 Compared to Fiscal 2002

Net Sales

Net sales for fiscal 2003 increased $67.2 million, or 6.2%, to $1,145.0 million from $1,077.8 million in fiscal 2002. This was due primarily to a $65 million, or 8%, increase in our branded product sales. All branded product sales growth was organic. Sales of our own branded products represented 75% of our total sales in fiscal 2003.

Garden Products’ sales for fiscal 2003 increased $36.6 million, or 6.0%, to $643.3 million from $606.7 million in fiscal 2002. In fiscal 2003, our garden branded product sales increased to $481.6 million from $442.2 million in fiscal 2002, partially offset by a $2.7 million decrease in the sales of other manufacturers’ products in fiscal 2003 to $161.7 million from $164.5 million in fiscal 2002. The largest factors contributing to the sales increase of our garden branded products were increased sales of our grass seed of approximately $9 million, wild bird food of approximately $8 million and ant control products of approximately $6 million.

Pet Products’ sales for fiscal 2003 increased $30.6 million, or 6.5%, to $501.7 million from $471.1 million in fiscal 2002. Pet branded product sales increased to $381.2 million in fiscal 2003 from $355.3 million in fiscal 2002, and sales of other manufacturers’ products increased to $120.5 million in fiscal 2003 from $115.8 million in fiscal 2002. The increased sales of our pet branded products were due primarily to increased sales of our insect control products of approximately $8 million, including Pre-Strike, our new consumer mosquito control product, increased bird food sales of approximately $11 million, and increased aquarium sales of approximately $5 million.

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

Gross profit as a percentage of net sales decreased to 29.1% in fiscal 2003 from 29.7% in fiscal 2002, reflecting decreases from 35.6% to 34.5% in Pet Products and from 25.2% to 24.9% in Garden Products. The decline in gross margin was due primarily to the impact of higher than normal grain prices caused by the 2002 drought in the Plains states, partially offset by increased sales of our higher-margin branded products.

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

Income Taxes

Our effective income tax rate in fiscal 2003 was 37.8% compared with 34.7% in fiscal 2002, before the cumulative effect of accounting change. Our combined federal and state statutory tax rate is approximately 39.2%. The difference between the combined statutory tax rate and the effective tax rate in fiscal 2003 was due primarily to utilization of state income tax credits and in fiscal 2002 was due primarily to non-taxable insurance proceeds.

Inflation

The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation, we believe that the effects of inflation on our operations have been immaterial.

Weather and Seasonality

Historically, our sales of lawn and garden products have been influenced by weather and climate conditions in the different markets we serve. Additionally, Garden Products’ business has historically been highly seasonal. In fiscal 2004, approximately 63% of Garden Products’ net sales and 58% of our total net sales occurred in the second and third fiscal quarters. Substantially all of Garden Products’ operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.

Liquidity and Capital Resources

We have financed our growth through a combination of bank borrowings, supplier credit, internally generated funds and sales of equity and debt securities to the public.

Historically, our lawn and garden business has been seasonal and our working capital requirements and capital resources tracked closely to this seasonal pattern. During the first fiscal quarter, accounts receivable reach their lowest level while inventory, accounts payable and short-term borrowings begin to increase. During the second fiscal quarter, receivables, accounts payable and short-term borrowings begin to increase, reflecting the build-up of inventory and related payables in anticipation of the peak lawn and garden selling season. During the third fiscal quarter, inventory levels remain relatively constant while accounts receivable peak and short-term borrowings start to decline as cash collections are received during the peak selling season. During the fourth fiscal quarter, inventory levels are at their lowest, and accounts receivable and payables are substantially reduced through conversion of receivables to cash. As a result of the reduction in sales of garden products manufactured by other parties as a percentage of overall sales, this seasonal pattern has become somewhat less significant.

We service two broad markets: pet supplies and lawn and garden supplies. Our pet supplies businesses involve products that have a year round selling cycle with very little change quarter to quarter. As a result, it is not necessary to carry large quantities of inventory to meet peak demands. Additionally, this level sales cycle eliminates the need for manufacturers to give extended credit terms to either distributors or retailers. On the other hand, our lawn and garden businesses are highly seasonal with approximately 63% of Garden Products’ aggregate sales occurring during the second and third fiscal quarters. For many manufacturers of garden products, this seasonality requires them to move large quantities of their product well ahead of the peak selling periods. To encourage distributors to carry large amounts of inventory, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.

Cash provided by operating activities increased $13.2 million from $51.2 million in fiscal 2003 to $64.4 million in fiscal 2004. The increase was primarily attributable to increased income and decreased inventory levels, partially offset by decreased prepaid income taxes that increased operating cash in fiscal 2003. Decreased inventory levels were due primarily to managed efforts to decrease grass seed inventories in response to the decrease in grass seed sales in fiscal 2004.

Net cash used in investing activities increased $169.6 million due primarily to $158.9 million of cash paid for fiscal 2004 acquisitions.

Net cash provided by financing activities increased $24.1 million due to the $55 million of net proceeds borrowed on our $125 million line of credit. In January 2003, we issued $150 million of 9 1/8% senior subordinated notes due 2013.

In May 2003, we closed a $200 million senior secured credit facility consisting of a five-year $100 million revolving credit facility and a six-year $100 million term loan. In March 2004, we amended the facility to increase the maximum amount available under the revolving credit portion by $25 million to $125 million and to include the option to borrow in Euros, Canadian Dollars and Pounds Sterling. Interest on the term loan is based on a rate equal to LIBOR + 2.25% or the prime rate plus 0.75%, at our option. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from 0.25% to 1.25% or LIBOR plus a margin which fluctuates from 1.75% to 2.75%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. This facility is secured by essentially all of our assets, contains certain financial covenants requiring maintenance of minimum levels of interest coverage and maximum levels of senior debt to EBITDA and total debt to EBITDA, and restricts our ability to make treasury stock purchases. We were in compliance with all financial covenants as of September 25, 2004. This facility also requires the lenders’ prior written consent to any material investments in or acquisitions of a business. The balance outstanding at September 25, 2004 under the $125 million revolving credit facility was $55.0 million, and the remaining available borrowing capacity was $61.9 million, with $8.1 million outstanding under certain letters of credit.

In October 2003, we entered into a $75 million pay-floating interest rate swap effectively converting half of our $150 million fixed rate 9 1/8 % senior subordinated notes to a floating rate of LIBOR + 4.04%.

In October 2003, we deposited approximately $15 million into an escrow account in connection with an appeal in the Scotts litigation. The use of this cash is restricted from general corporate purposes. See Item 3 – “Legal Proceedings – Scotts Litigation.”

At September 25, 2004, our total debt was $305.8 million versus $250.3 million at September 27, 2003. Net debt, or total debt less cash and cash equivalents, increased to $293.6 million at September 25, 2004 versus $172.6 million at September 27, 2003 primarily as a result of acquisitions in fiscal 2004.

	Fiscal Year Ended
	September 25, 2004	September 27, 2003
	(in thousands)
Current portion of long-term debt	$1,025	$1,028
Long-term debt	304,775	249,225

Total debt	305,800	250,253
Less cash and cash equivalents	(12,221)	(77,604)

Net debt	$293,579	$172,649

The table below presents significant commercial credit facilities available to us and their associated expiration dates: (in millions)

Maximum Commercial Commitments	Less than 1 Year	1-3 Years	4-5 Years	Total Amount Committed
Revolving line of credit facility	$0	$0	$125	$125

The table below presents our significant contractual cash obligations by fiscal year: (in millions).

Contractual Obligations	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter	Total
Revolving line of credit facility	$—	$—	$—	$55.0	$—	$—	$55.0
Long-term debt	1.0	1.3	1.0	1.0	94.7	150.2	249.2
Operating leases	20.9	15.3	11.8	9.4	7.7	8.3	73.4
Purchase commitments	81.0	40.1	25.0	18.7	10.7	2.0	177.5

Total contractual cash obligations	$102.9	$56.7	$37.8	$84.1	$113.1	$160.5	$555.1

We believe that cash flows from operating activities, funds available under our credit facility and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $15 million for the next 12 months.

As part of our growth strategy, we have engaged in acquisition discussions with a number of companies in the past and anticipate that we will continue to evaluate potential acquisition candidates. If one or more potential acquisition opportunities, including those that would be material, become available in the near future, we may require additional external capital. In addition, such acquisitions would subject us to the general risks associated with acquiring companies, particularly if the acquisitions are relatively large.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us.

Recent Accounting Pronouncements

In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95”, which generally would require share-based payments to employees be accounted for using a fair-value-based method and recognized as expenses in our statements of operations. Although some of the technical issues that will play a significant role in determining the fair value and accounting for employee stock options have not been finalized, the effective date for the proposed standard is for quarterly periods beginning after June 15, 2005. The proposed statement, once finalized, is expected to have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the pro-forma impact on our consolidated result of operations within our footnotes. This will result in lower reported earnings and earnings per share.

Critical Accounting Policies, Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts and related disclosures in the consolidated financial statements. Estimates and assumptions are required for, but are not limited to, accounts receivable and inventory realizable values, fixed asset lives, intangible asset values, deferred and current income taxes, self-insurance accruals and the impact of contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

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

Goodwill

As a result of the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets,” we recorded a pre-tax $146.7 million non-cash impairment of our goodwill as of September 30, 2001, which was recorded as a cumulative effect of accounting change in fiscal 2002. We test the carrying value of our goodwill for impairment on an annual basis on the first day of our fourth quarter. We use projected future operating results and cash flows of our reporting units to establish the fair value used in evaluating the carrying value of the associated goodwill. If estimated future results of operations differed from those projections used by management, or if alternative valuation methodologies had been used in determining the reporting units fair value, the cumulative effect of accounting change charge may have been different than the amount we recorded. Future downward changes in the operating results of our reporting units may result in additional charges to income in the year which such conditions occur.

As of June 26, 2004 and June 29, 2003, we performed our annual goodwill impairment analyses. Based on the results of those analyses, no additional reduction of goodwill was required during fiscal years 2004 or 2003.

Long-Lived Assets

We review our long-lived assets for potential impairment based on a review of projected undiscounted cash flows associated with these assets. Long-lived assets are included in impairment evaluations when events and circumstances exist that indicate the carrying amount of those assets may not be recoverable. Measurement of impairment losses for long-lived assets that we expect to hold and use is based on the estimated fair value of the assets. We have recorded asset impairment charges when the carrying value of an asset was in excess of its fair value. Should market conditions or the assumptions used by us in determining the fair value of assets change, or management change plans for usage of certain assets, additional charges to operations may be required in the period in which such conditions occur.

Stock-Based Compensation

We measure compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion 25, Accounting for Stock Issued to Employees, and have provided pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method (provided for under SFAS No. 123) had been applied in measuring compensation expense.

As required under SFAS No. 123, the pro forma effects of stock-based compensation on net income and earnings per common share for employee stock options granted and employee stock purchase plan purchases have been estimated at the date of grant using a Black-Scholes option pricing model. For purposes of our pro forma disclosures (which are included in Note 1 of our consolidated financial statements), the estimated fair value of the options and shares is amortized over the options’ vesting period.

Although different valuation methodologies are available, we have chosen the intrinsic value method to account for common stock incentive awards. This accounting policy has been applied consistently for all years presented. Operating results would be affected if other alternatives were used. Information about the impact on operating results of using APB Opinion 25 is included in Note 1 of our consolidated financial statements.

The FASB has announced its intention to soon require all companies to expense the value of employee stock options. The FASB’s review of technical issues will play a significant role in determining the fair value of and accounting for employee stock options. In the future, should we expense the value of employee stock options, we will recognize more compensation expense.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes result primarily from bad debt allowances, inventory write-downs, depreciation and nondeductible reserves. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, any adjustment would be charged to income in the period such determination was made. For more information, see Note 8 of our consolidated financial statements.

Accruals For Self-Insurance

We maintain insurance for certain risks, including workers’ compensation, general liability and vehicle liability, and are self-insured for employee related health care benefits. Our workers’ compensation, general liability and vehicle liability insurance policies include deductibles of $250,000 to $350,000 per occurrence. We maintain excess loss insurance that covers any health care costs in excess of $150,000 per person per year. We establish reserves for losses based on our claims experience and industry actuarial estimates of the ultimate loss amount inherent in the claims, including losses for claims incurred but not reported. Any differences in estimates and assumptions could result in accrual requirements materially different from the calculated accruals.

Commitments and Contingencies

As discussed in Note 7 to our consolidated financial statements, we are involved in several significant legal matters as well as other matters incidental to our business, the disposition of which are not expected to have a material effect on our financial position or results of operations. We use our best estimates to determine the probable outcome and costs associated with the resolution of such matters. These estimates are developed in consultation with outside counsel handling these matters and are based upon a combination of potential litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by adverse developments or changes in management’s strategy related to these proceedings.

Risk Factors

This Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of factors both in and out of our control, including the risks faced by us described below and elsewhere in this Form 10-K.

You should carefully consider the risks described below. In addition, the risks described below are not the only ones facing us. We have only described the risks we consider to be the most material. However, there may be additional risks that are viewed by us as not material at the present time or are not presently known to us. Conditions could change in the future, or new information may come to our attention that could impact our assessment of these risks.

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

A significant deterioration in the financial condition of one of our major customers could have a material adverse effect on our sales, profitability and cash flow. We continually monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a bankruptcy filing by a key customer could have a material adverse effect on our business, results of operations and financial condition in the future.

We depend on a few customers for a significant portion of our business.

Wal*Mart, our largest customer, accounted for approximately 20% of our net sales in fiscal 2004, 21% in fiscal 2003 and 20% in fiscal 2002. In addition, although each accounted for less than 10% of our net sales, Home Depot, Lowe’s, PETsMART and PETCO are also significant customers and, together with Wal*Mart, accounted for approximately 43% of our net sales in fiscal 2004, 44% in fiscal 2003 and 42% in fiscal 2002. The market shares of all of these key retailers have increased during the last several years and may continue to increase in future years.

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

Seeds and grains we use to produce bird food and grass seed are commodity products subject to price volatility that has had, and could have, a negative impact on us.

Our financial results depend to some extent on the cost of raw materials and our ability to pass along increases in these costs to our customers. In particular, our Pennington and Kaytee subsidiaries are exposed to fluctuations in market prices for commodity seeds and grains used to produce bird food. Historically, market prices for commodity seeds and grains have fluctuated in response to a number of factors, including changes in

United States government farm support programs, changes in international agricultural and trading policies and weather conditions during the growing and harvesting seasons. For example, due to drought conditions in 2002, we experienced significant increases in the costs of most grains and seeds purchased for production. These cost increases had a negative impact on profitability of bird food products in fiscal 2003. In the event of any increases in raw materials costs, we would be required to increase sales prices to avoid margin deterioration. We cannot assure you as to the timing or extent of our ability to implement future price adjustments in the event of increased raw material costs or as to whether any price increases implemented by us may affect the volumes of future shipments.

A portion of our grass seed operations are subject to crop yield and commodity pricing. In fiscal 2001 and 2002, Garden Products was adversely affected by a worldwide oversupply of certain grass seeds brought on by a combination of weather issues and the bankruptcy sale of a competitor, generally poor economic conditions in agriculture, and cattle diseases that reduced demand for seed. By close of fiscal 2003, the grass seed market returned to more normal conditions with overall supply-demand balance, yet certain varieties were in oversupply, and others were in short supply. In 2004, we experienced unusually wet weather in portions of the United States, adversely impacting sales and crop harvests of non-proprietary seeds.

To mitigate our exposure to changes in market prices, we enter into purchase contracts for grains, bird food and grass seed to cover up to approximately one-third of the purchase requirements for a selling season. Since these contracts cover only a portion of our purchase requirements, if market prices for grains increase, our cost of production would increase. In contrast, if market prices for grains decrease because of a lack of demand, we may end up purchasing grains and seeds pursuant to the purchase contracts at prices above market.

Competition in our industries may hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers.

We operate in highly competitive industries. We compete against numerous other companies, some of which are more established in their industries and have substantially greater revenue or resources than we do. Our products compete against national and regional products and private label products produced by various suppliers. Our largest competitors in pet supplies products are Hartz Mountain and United Pet Group, and our largest competitor in lawn and garden products is The Scotts Company. Since its acquisition of the Ortho line of lawn and garden products from Pharmacia Corporation (formerly Monsanto) in 1999, Scotts’ dominant position in the lawn and garden industry has been a significant competitive disadvantage for Garden Products.

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

We expect to face competition for acquisition candidates, which may limit the number of opportunities and may lead to higher acquisition prices. In fiscal 2002, we took a pre-tax write off $146.7 million relating to goodwill impairment in accordance with SFAS 142. In fiscal 2004, we completed six acquisitions. We cannot assure you that we will be able to identify, acquire, or manage profitably additional businesses or to integrate successfully any acquired businesses into our existing business without substantial costs, delays or other operational or financial difficulties. In future acquisitions, we also could incur additional indebtedness or pay consideration in excess of fair value, which could have a material adverse effect on our business, results of operations and financial condition.

Our lawn and garden sales are highly seasonal and subject to adverse weather, either of which could impact our cash flow and operating results.

Because our lawn and garden products are used primarily in the spring and summer, Garden Products’ business is seasonal. In fiscal 2004, approximately 63% of Garden Products’ net sales and 58% of our total net sales occurred during our second and third fiscal quarters. Substantially all of Garden Products’ operating income and cash flow is generated in this period. Our working capital needs and our borrowings generally peak near the middle of our second fiscal quarter because we are generating fewer revenues while incurring expenses in preparation for the spring selling season. If cash on hand and borrowings under our credit facilities are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business.

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

We are a party to certain legal proceedings, including the litigation between us and Scotts, us and Herbert Axelrod and litigation arising from a fire which destroyed our Phoenix, Arizona facility. We are currently unable to determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of our legal proceedings. Regardless of the ultimate outcome of our legal proceedings, they could result in significant diversion of time by our management. The results of our pending legal proceedings, including any potential settlements, are uncertain and we cannot assure you that the outcome of these disputes will not adversely affect our operating results or future cashflows. See “Item 3 – Legal Proceedings.”

We may be subject to regulatory scrutiny and may sustain a loss of public confidence, if we are unable to satisfy regulatory requirements relating to internal controls over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal controls over financial reporting and have our auditor attest to such evaluation. This evaluation will be required in our Form 10-K for the fiscal year ending September 24, 2005. During the next year, we will be performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and auditor attestation requirements. As a result, we expect to incur additional expenses and diversion of management’s time. While we currently anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or The Nasdaq Stock Market. Any such action could adversely affect our financial results and could cause our stock price to fall.

Changes in stock option accounting rules may adversely impact our reported operating results prepared in accordance with generally accepted accounting principles, our stock price and our competitiveness in the employee marketplace.

We have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) allows companies the choice of either using a fair value method of accounting for options, which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), with pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25, and, accordingly, we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95”, which generally would require share-based payments to employees be accounted for using a fair-value-based method and recognized as expenses in our statements of operations. The effective date for the proposed standard is for quarterly periods beginning after June 15, 2005. This proposed statement is expected to be finalized, and would have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated result of operations within our footnotes. This will result in lower reported earnings and earnings per share which could negatively impact our future stock price. In addition, should the proposal be finalized, this could impact our ability to utilize broad based employee stock plans to reward employees and could result in a competitive disadvantage to us in the employee marketplace.

The holders of our Class B stock, through their voting power, can greatly influence control of Central.

As of December 1, 2004, William E. Brown, our Chairman, controlled approximately 45% of the voting power of our capital stock. Accordingly, he can effectively control all matters requiring stockholder approval, including the power to elect all of our directors. Holders of Class B stock are entitled to the lesser of ten votes per share or 47% of the total votes cast. Holders of common stock are entitled to one vote for each share owned. The holders of Class B stock have 49% of the combined voting power, subject to the aforementioned voting restrictions. Holders of Class B stock are likely to be able to elect all of our directors, control our management and policies and determine the outcome of any matter submitted to a vote of our stockholders, except to the extent that a class vote of the common stock is required by applicable law. The disproportionate voting rights of our common stock and Class B stock could have an adverse effect on the market price of our common stock. Such disproportionate voting rights may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, a tender offer or a proxy contest, even if such actions were favored by our common stockholders. Accordingly, such disproportionate voting rights may deprive holders of common stock of an opportunity to sell their shares at a premium over prevailing market prices, since takeover bids frequently involve purchases of stock directly from stockholders at such a premium price.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks, which include changes in U.S. interest rates and commodity prices and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk. The interest payable on our credit facility and $75 million of our senior subordinated notes is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on our variable rate debt had changed by 10% compared to actual rates, interest expense would have increased or decreased by approximately $0.9 million in fiscal 2004 and $0.4 million in fiscal 2003. In addition, we have fixed income investments consisting of cash equivalents and short-term investments in marketable debt securities, which are also affected by changes in market interest rates.

Commodity Prices. We are exposed to fluctuation in market prices for grains and grass seed. To mitigate risk associated with increases in market prices and commodity availability, we enter into contracts for grains, bird food and grass seed purchases. Such contracts are primarily entered into to ensure commodity availability to us in the future. As of September 25, 2004, we had entered into fixed seed purchase commitments for fiscal 2005 totaling approximately $81.0 million. A 10% change in the market price for grain and grass seed would have resulted in an additional pretax gain or loss of $8.1 million related to the contracts outstanding as of September 25, 2004. As of September 27, 2003, we had entered into fixed seed purchase commitments for fiscal 2004 totaling approximately $66.6 million. A 10% change in the market price for grain and grass seed would have resulted in an additional pretax gain or loss of $6.7 million related to the contracts outstanding as of September 27, 2003.

Foreign Currency Risks. Our market risk associated with foreign currency rates is not considered to be material. To date, we have had minimal sales outside of the United States. Purchases made by our U.S. subsidiaries from foreign vendors are primarily made in U.S. dollars. Our international subsidiary transacts most of its business in British pounds. Therefore, we have only minimal exposure to foreign currency exchange risk. We do not hedge against foreign currency risks and believe that foreign currency exchange risk is immaterial to our current business.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Central Garden & Pet Company

Walnut Creek, California

We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries as of September 25, 2004 and September 27, 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the fiscal years in the three-year period ended September 25, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Central Garden & Pet Company and subsidiaries as of September 25, 2004 and September 27, 2003, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended September 25, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective September 30, 2001.

/s/ DELOITTE & TOUCHE LLP

December 6, 2004

San Francisco, California

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED BALANCE SHEETS

	September 25, 2004	September 27, 2003
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$12,221	$77,604
Restricted investments	14,936	—
Accounts receivable, less allowance for doubtful accounts of $12,348 and $6,575	183,979	146,075
Inventories	237,913	217,156
Prepaid expenses and other assets	15,811	15,222

Total current assets	464,860	456,057
Land, buildings, improvements and equipment:
Land	5,479	5,313
Buildings and improvements	65,206	60,951
Transportation equipment	4,897	6,156
Machinery and warehouse equipment	82,863	77,575
Office furniture and equipment	32,328	34,708

Total.	190,773	184,703
Less accumulated depreciation and amortization	(85,161)	(83,165)

Land, buildings, improvements and equipment–net	105,612	101,538
Goodwill	338,384	222,780
Deferred income taxes and other assets	51,341	48,723

Total.	$960,197	$829,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,933	$105,103
Accrued expenses	64,948	47,061
Current portion of long-term debt	1,025	1,028

Total current liabilities	171,906	153,192
Long-term debt	304,775	249,225
Other long-term obligations	3,720	1,585
Commitments and contingencies	—	—
Convertible redeemable preferred stock	3,000	—
Shareholders’ equity:
Class B stock	16	16
Common stock	325	319
Additional paid-in capital	555,436	545,228
Retained earnings	65,710	24,360
Treasury stock	(144,827)	(144,827)
Accumulated other comprehensive income	136	—

Total shareholders’ equity	476,796	425,096

Total	$960,197	$829,098

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 25, 2004	September 27, 2003	September 28, 2002
	(in thousands, except per share amounts)
Net sales	$1,266,526	$1,145,001	$1,077,780
Cost of goods sold and occupancy	882,227	811,562	757,437

Gross profit	384,299	333,439	320,343
Selling, general and administrative expenses	302,227	261,098	267,579

Income from operations	82,072	72,341	52,764
Interest expense	(18,282)	(19,747)	(14,745)
Interest income	529	545	137
Other income	2,023	2,522	5,548

Income before income taxes and cumulative effect of accounting change	66,342	55,661	43,704
Income taxes	24,992	21,020	15,159

Income before cumulative effect of accounting change	41,350	34,641	28,545
Cumulative effect of accounting change, net of tax	—	—	(112,237)

Net income (loss)	$41,350	$34,641	$(83,692)

Basic income per common equivalent share:
Before cumulative effect of accounting change	$2.06	$1.79	$1.54
Cumulative effect of accounting change	—	—	(6.04)

Basic income (loss) per common equivalent share	$2.06	$1.79	$(4.50)

Diluted income per common equivalent share:
Before cumulative effect of accounting change	$1.99	$1.73	$1.44
Cumulative effect of accounting change	—	—	(4.88)

Diluted income (loss) per common equivalent share	$1.99	$1.73	$(3.44)

Weighted average shares used in the computation of net income (loss) per common equivalent share:
Basic	20,036	19,327	18,581
Diluted	20,801	20,081	23,009

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Class B Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock		Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount			Shares	Amount
Balance, September 29, 2001	1,655,462	$16	30,532,473	$305	$526,410	$73,411	(13,742,250)	$(144,827)		$455,315
Tax benefit from exercise of stock options					732					732
Issuance of common stock			475,725	5	5,148					5,153
Net loss						(83,692)				(83,692)

Balance, September 28, 2002	1,655,462	16	31,008,198	310	532,290	(10,281)	(13,742,250)	(144,827)		377,508
Tax benefit from exercise of stock options					4,877					4,877
Conversion of Class B stock into common stock	(1,000)	—	1,000	—						—
Issuance of common stock			900,721	9	8,061					8,070
Net income						34,641				34,641

Balance, September 27, 2003	1,654,462	16	31,909,919	319	545,228	24,360	(13,742,250)	(144,827)		425,096
Tax benefit from exercise of stock options					4,972					4,972
Issuance of common stock			605,301	6	5,236					5,242
Comprehensive income
Net income						41,350				41,350
Net change in foreign currency translation									$136	136

Total comprehensive income										41,486

Balance, September 25, 2004	1,654,462	$16	32,515,220	$325	$555,436	$65,710	(13,742,250)	$(144,827)	$136	$476,796

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 25, 2004	September 27, 2003	September 28, 2002
	(in thousands)
Cash flows from operating activities:
Net income (loss).	$41,350	$34,641	$(83,692)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization.	18,516	17,878	17,616
Cumulative effect of accounting change	—	—	146,748
Goodwill impairment charge	—	—	2,750
Deferred income taxes	7,165	9,037	(26,065)
Loss (gain) on sale of land, building and improvements.	(302)	204	1,142
Changes in assets and liabilities:
Receivables.	(16,543)	(15,091)	10,807
Inventories.	9,421	(23,997)	24,743
Prepaid expenses and other assets.	(3,322)	11,454	4,555
Accounts payable.	(5,990)	8,307	(31,088)
Accrued expenses.	13,326	9,196	4,561
Other long-term obligations.	793	(427)	736

Net cash provided by operating activities.	64,414	51,202	72,813

Cash flows from investing activities:
Additions to land, buildings, improvements and equipment.	(18,264)	(17,958)	(10,907)
Businesses acquired, net of cash acquired.	(158,947)	(4,614)	—
Restricted investments.	(14,936)	—	—

Net cash used by investing activities.	(192,147)	(22,572)	(10,907)

Cash flows from financing activities:
Repayments under lines of credit, net.	—	(59,975)	(59,448)
Repayments on revolving line of credit	(87,823)	—	—
Borrowings on revolving line of credit	142,823	—	—
Payments on long-term debt.	(1,028)	(152,671)	(5,751)
Proceeds from issuance of long-term debt	—	250,000	—
Proceeds from issuance of stock.	8,242	8,070	5,885
Deferred financing costs.	—	(7,334)	—

Net cash provided (used) by financing activities.	62,214	38,090	(59,314)

Effect of exchange rate changes on cash and equivalents	136	—	—

Net increase (decrease) in cash and cash equivalents	(65,383)	66,720	2,592
Cash and cash equivalents at beginning of year.	77,604	10,884	8,292

Cash and cash equivalents at end of year.	$12,221	$77,604	$10,884

Supplemental information:
Cash paid for interest.	$17,350	$18,656	$15,471
Cash paid for income taxes – net of refunds.	12,078	1,467	4,340
Liabilities assumed in connection with businesses acquired	16,353	—	—

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended September 25, 2004,

September 27, 2003 and September 28, 2002

1. Organization and Significant Accounting Policies

Organization – Central Garden & Pet Company (“Central”), a Delaware corporation, and subsidiaries (the “Company”), is a leading marketer and producer of quality branded products for the pet and lawn and garden supplies markets.

Basis of Consolidation and Presentation – The consolidated financial statements include the accounts of the Company. Minority interest investments in equity-method investees are included in other assets, and earnings from these investments are included in “Other income.” All significant intercompany balances and transactions have been eliminated.

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

Revenue Recognition – Sales are recognized when merchandise is shipped, title passes to the customer and the Company has no further obligations to provide services related to such merchandise. Discounts, volume-based rebate incentives and most cooperative advertising amounts are recorded as a reduction of sales. The Company’s current practice on product returns generally is to accept and credit the return of unopened cases of products from customers where the quantity is small, where the product has been misshipped or the product is defective. Estimated product returns are recorded as a reduction to revenue. Sales also include shipping and handling costs billed directly to customers.

Cost of goods sold and occupancy consists of cost of product, inbound freight charges, purchasing and receiving costs, certain indirect purchasing, merchandise handling and storage costs, internal transfer costs as well as allocations of overhead costs related to the Company’s facilities. Cost of goods sold excludes substantially all shipping and handling and out-bound freight costs to customers, which are included in selling, general and administrative expenses as delivery expenses. The cost of shipping and handling, including internal costs and payments to third parties, included in delivery expenses within selling, general and administrative expenses for the fiscal year ended September 25, 2004, September 27, 2003 and September 28, 2002 were $55.9 million, $49.5 million and $43.5 million, respectively.

Advertising Costs – The Company expenses the costs of advertising as incurred. Advertising expenses were $18.6 million, $15.7 million and $12.9 million in fiscal 2004, 2003 and 2002, respectively.

401(k) Plans – The Company sponsors several 401(k) plans which cover substantially all employees. The Company’s matching contributions expensed under these plans were $871,000, $795,000 and $553,000 for fiscal years 2004, 2003 and 2002, respectively.

Other income in fiscal years 2004, 2003 and 2002 consists of earnings from equity method investments. Fiscal year 2002 also includes $6 million of life insurance proceeds, partially offset by $2.8 million in charges related to the write-off of goodwill associated with an unsuccessful equity method investment.

Income Taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. Deferred income taxes

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

result primarily from bad debt allowances, inventory and goodwill write-downs, depreciation and nondeductible reserves. In accordance with Accounting Principles Board Opinion No. 23, no United States income taxes have been provided on undistributed earnings of the Company’s foreign operations since all foreign earnings are indefinitely reinvested overseas.

Cash and cash equivalents include all highly liquid debt instruments with a maturity of three months or less at the date of purchase.

Restricted investments represents amounts in an escrow account in connection with an appeal in the Scotts litigation. The use of these securities are restricted from general corporate purposes. The securities held within the escrow account are classified as held-to-maturity and reported at amortized cost, which approximates the fair market value.

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

Long-lived assets – The Company reviews its long-lived assets for potential impairment based on projected undiscounted cash flows associated with these assets. Long-lived assets are included in impairment evaluations when events and circumstances exist that indicate the carrying amount of those assets may not be recoverable. Measurement of impairment losses for long-lived assets that the Company expects to hold and use is based on the estimated fair value of those assets.

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

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. Prior to fiscal year 2002, the Company amortized goodwill on a straight-line basis over the periods benefited, ranging from 20 to 40 years. The Company adopted SFAS No. 142 effective September 30, 2001 (the beginning of fiscal year 2002). Upon adoption, as required under of SFAS No. 142, the Company stopped the amortization of goodwill, and began performing an annual assessment for potential impairment applying a fair-value based test (see Note 5).

Investments – The Company owns membership interests (from 33% to 49%) in four unconsolidated companies. The Company accounts for its interest in these entities using the equity method. Equity income of $2.0 million in fiscal 2004, $2.5 million in fiscal 2003 and $2.3 million in fiscal 2002 is included in other income. The Company’s investment in these entities is $19.6 million at September 25, 2004 and $18.7 million at September 27, 2003, which is greater than the Company’s share of the underlying equity in net assets by approximately $5 million. This amount was attributable to goodwill when the investments were made. On a combined basis, the assets, liabilities, revenues and expenses of these entities are not significant.

Accruals For Insurance – The Company maintains insurance for certain risks, including workers’ compensation, general liability and vehicle liability, and is self-insured for employee related health care benefits. The Company’s workers’ compensation, general liability and vehicle liability insurance policies include

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deductibles of $250,000 to $350,000 per occurrence. The Company maintains excess loss insurance that covers any health care costs in excess of $150,000 per person per year. The Company accrues for the expected costs associated with these risks by considering historical claims experience, demographic factors, severity factors and other relevant information. Costs are recognized in the period the claim is incurred, and the financial statement accruals include an estimate of claims incurred but not yet reported.

Fair Value of Financial Instruments – At September 25, 2004 and September 27, 2003, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and non-convertible debt approximates its fair value. The fair value, determined by comparison to quoted market prices, of the Company’s $150 million senior subordinated notes was $165.0 million at September 25, 2004 and $163.5 million at September 27, 2003.

Derivative Financial Instruments – The Company accounts for derivative instruments in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activity”, which requires, among other things, that all derivatives be reported on the balance sheet at fair value. Changes in fair value are recognized in earnings, or are deferred, depending on the nature of the underlying exposure being hedged and how effective the derivative is at offsetting a change in the underlying exposure. The Company does not enter into derivatives for trading or speculative purposes.

In October 2003, the Company entered into a $75 million pay-floating interest rate swap effectively converting 50% of its $150 million fixed rate 9 1/8% senior subordinated notes to a floating rate of LIBOR + 4.04%. When it was entered into, the swap was designated as a hedge of the underlying specific interest rate exposure on the senior subordinated debt. The differential paid or received on the swap is recognized in interest expense over the life of the swap, thereby adjusting the effective interest rate on the underlying obligation. For the fiscal year ended September 25, 2004, the unrealized gain was approximately $1.6 million, with a corresponding adjustment in the fair value of the related debt.

Stock-based compensation – The Company has two stock-based compensation plans, as described in Note 9. The Company accounts for its employee stock-based awards using the intrinsic value method in accordance with Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,”. No compensation expense is recognized for employee stock options, because it is the Company’s practice to grant stock options with an exercise price equal to the market price of the underlying common stock on the date of grant.

As required by SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” the pro forma effects on net income and earnings per share, as if the fair value-based method had been applied in measuring compensation expense, has been provided. These calculations require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of three years from date of grant; stock volatility, 34.55% in fiscal 2004, 42% in fiscal 2003 and 52% in fiscal 2002; risk free interest rates, 2.15% in fiscal 2004, 2.83% in fiscal 2003 and 3.09% in fiscal 2002; and no dividends during the expected term.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1998 through 2004 awards had been amortized to expense in the consolidated financial statements over the vesting period of the awards, pro forma net income (loss) would have been as follows:

	Fiscal Year Ended
	September 25, 2004	September 27, 2003	September 28, 2002
	(in thousands)
Net income (loss), as reported	$41,350	$34,641	$(83,692)
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	(1,690)	(1,820)	(2,663)

Pro forma net income (loss)	$39,660	$32,821	$(86,355)

Net income (loss) per common equivalent share:
Basic – as reported	$2.06	$1.79	$(4.50)
Basic – pro forma	$1.98	$1.70	$(4.65)

Diluted – as reported	$1.99	$1.73	$(3.44)
Diluted – pro forma	$1.91	$1.63	$(3.56)

Total comprehensive income – Total comprehensive income consists of two components: net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded directly as an element of shareholders’ equity, but are excluded from net income. The Company’s other comprehensive income is comprised of foreign currency translation adjustments relating to foreign subsidiary whose functional currency is not the US dollar. Deferred taxes are not provided on translation gains and losses, because the Company expects earnings of its foreign subsidiary to be permanently reinvested.

Recent Accounting Pronouncements – In March 2004, the Financial Accounting Standards Board (“FASB”) issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95”, which generally would require share-based payments to employees be accounted for using a fair-value-based method and recognized as expenses in our statements of operations. Although the technical issues that will play a significant role in determining the fair value and accounting for employee stock options have not been finalized, the effective date for the proposed standard is for quarterly periods beginning after June 15, 2005. The proposed statement, once finalized, is expected to have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock options rather than disclosing the pro-forma impact on our consolidated result of operations within our footnotes. This will result in lower reported earnings and earnings per share.

2. Businesses Acquired

The Company completed six acquisitions during the fiscal year ended September 25, 2004. Pro forma results of operations have not been presented for any of the acquisitions because the effects of these acquisitions were not material to Central’s operating results either individually, or in the aggregate. The consolidated financial statements include the effects of these acquired businesses from the dates of acquisition. Each of these acquisitions was accounted for as a purchase. Other intangible assets acquired have indefinite lives and are not being amortized.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisitions are summarized as follows:

Consideration paid (including transaction costs)	$159,000,000
Net tangible assets acquired	$40,000,000
Other intangible assets acquired	$4,000,000
Goodwill	$115,000,000

In January 2004, the Company acquired substantially all of the assets of Kent Marine, Inc., a leading supplier of saltwater aquarium supplements and conditioners sold under the brand name “Kent Marine”, for approximately $10 million in cash. The purchase price exceeded the fair value of the net tangible assets acquired by approximately $9 million, which was recorded as goodwill. The Company may be required to pay up to $700,000 of additional cash consideration over the next three years, contingent upon actual earnings of the acquired business.

In February 2004, the Company acquired substantially all of the assets of New England Pottery, Inc., a marketer and seller of decorative pottery and seasonal Christmas products, for approximately $66 million in cash. Its proprietary brand names include “New England Pottery” and “GKI/Bethlehem Lighting.” The purchase price exceeded the fair value of the net tangible assets acquired by approximately $49 million, which was recorded as goodwill.

In April 2004, the Company acquired substantially all of the assets of Interpet Limited, a leading marketer and manufacturer of pet supplies based in England, for approximately $28 million in cash. The purchase price exceeded the fair value of the net tangible assets acquired by approximately $20 million, which was recorded as goodwill.

In May 2004, the Company acquired substantially all of the assets of KRB Seed Company, LLC (dba “Budd Seed”), a leading provider of high-quality grass seed brands under the “Rebel” brand for approximately $18 million in cash. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by approximately $10 million, which was recorded as goodwill.

In July 2004, the Company acquired substantially all of the assets of Burden’s Birds, a bird broker, for approximately $1 million in cash. The purchase price exceeded the fair value of the net tangible assets acquired by approximately $1 million, which was recorded as goodwill.

In August 2004, the Company acquired substantially all of the assets of Energy Savers Unlimited, Inc. (“ESU”), a leading U.S. provider of high intensity and specialty lighting to aquatics, reptile and avian hobbyists, for approximately $35 million in cash. ESU also markets and sells a broad range of reptile, marine, freshwater and avian accessories and consumables to hobbyists and enthusiasts. The purchase price exceeded the fair value of the net tangible assets acquired by approximately $26 million, which was recorded as goodwill. Central may be required to pay additional cash consideration over the next year, contingent upon the actual earnings of the acquired business.

In the aggregate, the fiscal 2004 acquisitions contributed $74 million in revenue and $9 million in operating income.

In fiscal 2003, the Company acquired a 49% equity interest in the E. M. Matson lawn and garden business. E. M. Matson is a lawn and garden manufacturer in the Western United States, which markets and sells slug & snail products, moss controls and animal repellants under the Corry’s, Deadline and Moss-B-Ware brand names.

3. Concentration of Credit Risk and Significant Customers and Suppliers

Customer Concentration – Approximately 43%, 44% and 42% of the Company’s net sales for fiscal years 2004, 2003 and 2002, respectively, were derived from sales to the Company’s top five customers. The Company’s largest customer accounted for approximately 20%, 21% and 20% of the Company’s net sales for

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fiscal years 2004, 2003 and 2002, respectively. No other customer accounted for more than 10% of Central’s net sales in fiscal years 2004, 2003 and 2002. The loss of, or significant adverse change in, the relationship between the Company and its significant customers could have a material adverse effect on the Company’s business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company’s inability to collect accounts receivable from any major customer could have a material adverse impact on the Company’s business and financial results. As of September 25, 2004 and September 27, 2003, accounts receivable from the Company’s top five customers comprised 41% and 46% of the Company’s total accounts receivable, including 10% and 17% from the Company’s largest customer, respectively.

Supplier Concentration – While the Company purchases products from over 1,000 different manufacturers and suppliers, approximately 7%, 8% and 7% of the Company’s net sales in fiscal years 2004, 2003 and 2002, respectively, were derived from products purchased from the Company’s five largest suppliers.

4. Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are summarized below (in thousands):

Description	Balances at Beginning of Period	Charged to Costs and Expenses	Asset Write-Offs	Other	Balances at End of Period
Year ended September 25, 2004	$6,575	$3,453	$706	$3,026	$12,348
Year ended September 27, 2003	7,597	1,778	2,800	—	6,575
Year ended September 28, 2002	14,464	2,043	8,910	—	7,597

The other increase in fiscal 2004 represents amounts recognized relating to acquired businesses.

5. Goodwill

Upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, in the fiscal year beginning September 30, 2001, the Company performed its transitional goodwill impairment analysis, and recorded a non-cash charge to write down goodwill in its Garden Products segment of $51.9 million ($42.1 million after tax) and in its Pet Products segment of $94.8 million ($70.1 million after tax). As of June 26, 2004 and June 29, 2003, the Company performed its annual goodwill impairment analyses using a valuation model based on estimated future operating results and cashflows. Based on the results of those analyses, there was no additional impairment of goodwill during fiscal years 2004 or 2003.

The changes in the carrying amount of goodwill for the years ended September 25, 2004, and September 27, 2003, are as follows (in thousands):

	Garden Products Segment	Pet Products Segment	Total
Balance as of September 28, 2002	$105,390	$117,099	$222,489

Additions	291	—	291

Balance as of September 27, 2003	105,681	117,099	222,780

Additions	59,825	55,779	115,604

Balance as of September 25, 2004	$165,506	$172,878	$338,384

Goodwill is included in Corporate for segment reporting purposes, see Note 13.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Long-Term Debt

In January 2003, the Company issued $150 million of 9 1/8% senior subordinated notes due 2013.

In May 2003, the Company closed a $200 million senior secured credit facility consisting of a five-year $100 million revolving credit facility and a six-year $100 million term loan. In March 2004, the Company amended the facility to increase the maximum amount available under the revolving credit portion by $25 million to $125 million and to include the option to borrow in Euros, Canadian Dollars and Pounds Sterling. Interest on the term loan is based on a rate equal to LIBOR + 2.25% or the prime rate plus 0.75%, at our option. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from 0.25% to 1.25% or LIBOR plus a margin which fluctuates from 1.75% to 2.75%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. This facility is secured by essentially all the Company’s assets, contains certain financial covenants requiring maintenance of minimum levels of interest coverage and maximum levels of senior debt to EBITDA and total debt to EBITDA, and restricts the Company’s ability to make treasury stock purchases. The Company was in compliance with all financial covenants as of September 25, 2004. This facility also requires the lenders’ prior written consent to any material investments in or acquisitions of a business. The balance outstanding at September 25, 2004 under the $125 million revolving credit facility was $55.0 million, and the remaining available borrowing capacity was $61.9 million, with $8.1 million outstanding under certain letters of credit.

In October 2003, the Company entered into a $75 million pay-floating interest rate swap effectively converting half of its $150 million fixed rate 9 1/8 % senior subordinated notes to a floating rate of LIBOR + 4.04%.

Long-term debt consists of the following:

	September 25, 2004	September 27, 2003
	(in thousands)
Senior Subordinated Notes, interest at 9.125% payable semi-annually, principal due February 2013	$150,000	$150,000
Term Loan, interest at LIBOR + 2.25% or the prime rate + 1.25%, quarterly principal payments of $250,000 remaining balance due May 2009	99,000	100,000
Revolving credit facility, interest at LIBOR + 1.75% to 2.75% or the prime rate + 0.25% to 1.25%, final maturity May 2008	55,000	—
Fair market value of $75 million interest rate swap of $150 million fixed rate 9 1/8% senior subordinated notes, principal due February 2013, to floating rate of LIBOR + 4.04%.	1,575	—
Other notes payable	225	253

Total	305,800	250,253
Less current portion of long-term debt	(1,025)	(1,028)

Total	$304,775	$249,225

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principal repayments on long-term debt are scheduled as follows:

(in thousands)

Fiscal year:
2005	$1,025
2006	1,250
2007	1,000
2008	56,000
2009	94,750
Thereafter	150,200

Total	$304,225

7. Commitments and Contingencies

Purchase commitments – Seed production and purchase agreements entered into in the ordinary course of business obligate the Company to make future purchases based on estimated crop yields. These contracts vary in their terms, a portion of which have fixed prices or quantities. At September 25, 2004, estimated annual seed purchase commitments were $81.0 million for fiscal 2005, $40.1 million for fiscal 2006, $25.0 million for fiscal 2007, $18.7 million for fiscal 2008 and $10.7 million for fiscal 2009.

Leases – The Company has operating lease agreements principally for office and warehouse facilities and equipment. Such leases have remaining terms of 1 to 8 years. Rental expense was $19.9 million, $17.7 million and $18.8 million for fiscal years 2004, 2003, and 2002 respectively.

Certain facility leases have renewal options and include escalation clauses. Minimum lease payments include scheduled rent increases pursuant to these escalation provisions.

Aggregate minimum annual payments on non-cancelable operating leases at September 25, 2004 are as follows:

(in thousands)
Fiscal year:
2005	$20,895
2006	15,317
2007	11,775
2008	9,388
2009	7,759
Thereafter	8,299

Total	$73,433

Contingencies - Central does not believe that the outcome of the following legal proceedings will have a material adverse effect on its results of operations, liquidity or financial position taken as a whole. However, because these proceedings may raise complex factual and legal issues and are subject to uncertainties, Central cannot predict with assurance the outcome of these proceedings. Accordingly, adverse settlements or resolutions may occur and negatively impact earnings or cash flows in the quarter of settlement or resolution.

TFH Litigation. In December 1997, Central acquired all of the stock of TFH Publications, Inc. (“TFH”). In connection with the transaction, Central made a $10 million loan to the sellers (the “Axelrod Loan”), which was

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the course of discovery in this action, Central became aware of certain information which shows that prior to the acquisition of TFH by Central, certain records of TFH were prepared in an inaccurate manner which, among other things, resulted in underpayment of taxes by certain individuals. Those individuals could be liable for back taxes, interest, and penalties. In addition, even though all of the events occurred prior to the acquisition of TFH by Central, there is a possibility that TFH could be liable for penalties for events which occurred under prior management. Central believes that TFH has strong defenses available to the assertion of any penalties against TFH. Central cannot predict whether TFH will be required to pay any such penalties. In the event that TFH were required to pay penalties, Central would seek compensation from the prior owners.

On April 12, 2004, one of the former owners of TFH, Herbert Axelrod, was indicted by a federal grand jury. The two-count federal indictment, which is based on actions taken by Herbert Axelrod before Central acquired TFH, charges Herbert Axelrod with conspiracy to defraud the United States Internal Revenue Service and aiding and abetting the filing of false tax returns by a former Vice President of TFH. In April 2004, Herbert Axelrod failed to appear for his arraignment, and a federal warrant was issued for his arrest. According to press reports and other information, he has subsequently been arrested in Germany, has been extradited to the United States, and he is being held in jail in New Jersey pending further proceedings before the U.S. federal court. Central has information that Herbert Axelrod has liquidated and transferred assets out of the United States. The status of Herbert Axelrod and his assets has raised questions, which cannot presently be answered, about Central’s ability to collect on any of its claims against Herbert Axelrod or the Axelrod Loan. Central intends to continue pursuing its claims against Mr. Axelrod. If Central is unsuccessful in its claims against Mr. Axelrod regarding the Axelrod Loan or is unable to collect any judgment awarded, Central would be required to write-off the Axelrod Loan, which would result in a non-cash charge against its future earnings. The Axelrod Loan is currently carried on the financial statements of Central as an “Other Asset” in the amount of $10.2 million.

Scotts Litigation. On June 30, 2000, The Scotts Company filed suit against Central to collect the purchase price of certain lawn and garden products previously sold to Central. See The Scotts Company v. Central Garden & Pet Company, Docket No. C2 00-755 (U.S. Dist Ct. N.D. Ohio). Central filed its answer and a counter complaint asserting various claims for breaches of contracts.

In April 2002, trial occurred on the claims and counterclaims of the parties (excluding one oral contract claim that was severed from the remainder of the case). The net verdict was in favor of Scotts in the amount of $10.4 million which had previously been recorded as an obligation by the Company. Scotts and Central filed post-trial motions. In a March 20, 2003 order, the district court denied Scotts’ motion for attorneys’ fees, granted Scotts’ motion to set aside $750,000 of the jury amount awarded to Central, denied Central’s motion for a new trial, granted Central’s motion for prejudgment interest, and granted in part and denied in part Scotts’ motion for prejudgment interest. The court directed each party to re-determine the amount of their respective interest claims in light of the Court’s ruling and to submit their respective determinations. On July 11, 2003, the Court issued an order resolving the remaining prejudgment interest issues and directing the parties to submit calculations in accordance with its

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

decision. Pursuant to this order, the Court awarded prejudgment interest to Scotts in the net amount of $2.8 million. On October 3, 2003, Central and Scotts settled the oral contract claim that had previously been severed from the remainder of the case. Pursuant to the settlement, Scotts reduced the judgment amount by $300,000. Central and Scotts have appealed different aspects of the prior judgment and post-judgment orders but no date has yet been set for oral argument. In connection with the appeal, Central has paid approximately $15 million into an escrow account, which is reported as restricted investments in the accompanying balance sheet as of September 25, 2004..

Phoenix Fire. On August 2, 2000, a fire destroyed Central’s leased warehouse space in Phoenix, Arizona, and an adjoining warehouse space leased by a third party. On July 31, 2001, the adjoining warehouse tenant filed a lawsuit against Central and other parties in the Superior Court of Arizona, Maricopa County, seeking to recover $47 million for property damage from the fire. See Cardinal Health Inc., et al. v. Central Garden & Pet Company, et al., Civil Case No. CV2001-013152. Local residents also filed a purported class action lawsuit alleging claims for bodily injury and property damage as a result of the fire. This class action lawsuit has now been settled as to all parties, and has received Court approval. As part of the settlement, Central’s liability insurers paid $7,825,000 on behalf of Central in May 2004. The building owner and several nearby businesses have also filed lawsuits for property damage and business interruption, which are being coordinated with the remaining tenant lawsuit. Each of these lawsuits is currently pending in the Superior Court of Arizona, Maricopa County. Four of the business interruption lawsuits have been settled for amounts totally approximately $680,000, paid by Central’s insurers. The Arizona Department of Environmental Quality, after monitoring the cleanup operations and asking Central, the building owner and the adjoining warehouse tenant to assess whether the fire and fire suppression efforts may have caused environmental impacts to soil, groundwater and/or surface water, has now issued a letter stating that Central need take no further action at the site with respect to environmental issues. In early 2001, the EPA requested information relating to the fire. On July 17, 2002, the EPA informed Central that it intended to file a civil administrative complaint seeking penalties of up to $350,000 for certain alleged post-fire reporting violations. Central and the EPA have settled those allegations for $65,000. The overall amount of the damages to all parties caused by the fire, and the overall amount of damages which Central may sustain as a result of the fire, have not been quantified. At the time of the fire, Central maintained property insurance covering losses to the leased premises, Central’s inventory and equipment, and loss of business income. Central also maintained insurance providing $51 million of coverage (with no deductible) against third party liability. Central believes that this insurance coverage will be available with respect to third party claims against Central if parties other than Central are not found responsible. The precise amount of the damages sustained in the fire, the ultimate determination of the parties responsible and the availability of insurance coverage are likely to depend on the outcome of complex litigation, involving numerous claimants, defendants and insurance companies.

8. Income Taxes

The provision (benefit) for income taxes consists of the following:

	Fiscal Year Ended
	September 25, 2004	September 27, 2003	September 28, 2002
	(in thousands)
Current:
Federal.	$15,802	$10,454	$5,636
State.	1,450	1,529	1,079
Foreign.	575	—	—

Total.	17,827	11,983	6,715

Deferred	7,165	9,037	(26,065)

Total	$24,992	$21,020	$(19,350)

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax benefit of $19.4 million recognized in fiscal 2002 results from the $34.5 million tax benefit related to the cumulative effect of accounting change recorded net of tax during the fiscal year.

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	September 25, 2004	September 27, 2003	September 28, 2002
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.4	2.0	2.0
Nondeductible expenses, primarily goodwill	.5	0.8	(18.1)
Other	(.2)	—	(0.1)

Effective tax rate	37.7%	37.8%	18.8%

Deferred income taxes reflect the impact of “temporary differences” between asset and liability amounts for financial reporting purposes and such amounts as determined based on existing tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	September 25, 2004		September 27, 2003
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in thousands)
Current:
Allowance for doubtful accounts receivable.	$2,166		$1,374
Inventory write-downs	4,000		3,808
Prepaid expenses.		$1,944		$2,133
Nondeductible reserves	2,013		2,142
State taxes.		2,385		1,741
Other.	540		62

Current	8,719	4,329	7,386	3,874

Noncurrent:
Depreciation and amortization.		2,443	5,705
Joint venture income.		925		860
Other.	2,025		1,856

Noncurrent.	2,025	3,368	7,561	860

Total.	$10,744	$7,697	$14,947	$4,734

9. Shareholders’ Equity

At September 25, 2004, there were 80,000,000 shares of common stock ($0.01 par value) authorized, of which 18,772,970 were outstanding.

At September 25, 2004, there were 3,000,000 shares of Class B stock ($0.01 par value) authorized, of which 1,654,462 were outstanding. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B stock have certain conversion rights and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.

At September 25, 2004, there were 1,000,000 shares of preferred stock ($0.01 par value) authorized, of which 100 shares of Series B preferred stock were outstanding. The Series B preferred stock is entitled to receive dividends when and as declared by the Board of Directors, subject to the prior rights of holders of all classes of stock at the time outstanding having prior rights as to dividends. The Series B preferred stock is convertible into approximately 86,406 shares of our common stock anytime after February 26, 2005. Each share of Series B Preferred Stock is entitled to a liquidation preference equal to the greater of (i) $30,000 per share plus all declared but unpaid dividends on the Series B preferred stock or (ii) such amount per share as would have been payable with respect to such shares of Series B preferred stock had each share of the then outstanding Series B preferred stock been converted to common stock immediately prior to such event whether or not the Series B preferred stock is then so convertible. Except as otherwise required by law, the holders of Series B preferred stock shall not be entitled to vote. The Series B preferred stock is redeemable at the option of the holder starting on February 26, 2005 for a period extending until February 26, 2009 at a price equal to $30,000 per share. As a result, the Series B preferred stock has been excluded from shareholders’ equity. The Series B preferred stock is not redeemable at our option.

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

In February 2003, the Company adopted the 2003 Omnibus Equity Incentive Plan (the “2003 Plan”) which provides for the grant of options to key employees and consultants of the Company for the purchase of up to an aggregate of 2.5 million shares of common stock of the Company. The 2003 Plan is administered by the Compensation Committee of the Board of Directors, comprised of independent directors only, who must approve individual awards to be granted, vesting and exercise of share conditions. The 2003 Plan replaced the 1993 Omnibus Equity Incentive Plan (the “1993 Plan”) which, through January 2003, provided for the grant of options to key employees and consultants of the Company for the purchase of up to an aggregate of 4.8 million shares of common stock of the Company. Upon adoption of the 2003 plan, the Company terminated the 1993 Plan, subject to the remaining outstanding option grants.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option activity under the Plan, Director Plan and to nonemployee directors outside the Director Plan is as follows:

	Number of Options	Weighted Average Exercise Price
Balance at September 29, 2001	2,894,559	$12.48

Granted (weighted average fair value of $3.54)	1,179,488	8.78
Exercised	(462,621)	11.22
Cancelled	(783,260)	14.19

Balance at September 28, 2002	2,828,166	10.66

Granted (weighted average fair value of $6.76)	564,038	21.72
Exercised	(899,250)	9.58
Cancelled	(383,624)	18.71

Balance at September 27, 2003	2,109,330	12.48

Granted (weighted average fair value of $6.79)	547,560	27.25
Exercised	(600,100)	9.29
Cancelled	(75,850)	11.40

Balance at September 25, 2004	1,980,940	17.55

Exercisable at September 28, 2002	996,821	14.25

Exercisable at September 27, 2003	438,238	10.43

Exercisable at September 25, 2004	659,947	8.49

Options Outstanding September 25, 2004				Options Exercisable September 25, 2004
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 1.30 – $ 4.99	200	0.2	$1.30	200	$1.30
5.00 – 9.99	617,021	0.9	7.66	600,354	7.67
10.00 – 14.99	277,737	4.9	12.85	35,000	13.00
15.00 – 19.99	26,334	2.1	16.99	7,334	15.63
20.00 – 24.99	521,338	2.6	21.77	12,124	21.99
25.00 – 29.99	451,000	2.7	26.10	—	—
30.00 – 34.99	77,310	5.0	32.63	4,935	33.76
35.00 – 38.41	10,000	5.0	37.95	—	—

$ 1.30 – $38.41	1,980,940	2.6	$17.55	659,947	$8.49

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Earnings Per-Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per-share (EPS) computations:

	Fiscal Year Ended September 25, 2004			Fiscal Year Ended September 27, 2003			Fiscal Year Ended September 28, 2002
	Income	Shares	Per Share	Loss	Shares	Per Share	Loss	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income (loss) available to common shareholders	$41,350	20,036	$2.06	$34,641	19,327	$1.79	$(83,692)	18,581	$(4.50)
Effect of dilutive securities:
Options to purchase common stock	—	765		—	754		—	321
Convertible notes	—	—		—	—		4,470	4,107

Diluted EPS:
Net income (loss) attributed to common shareholders	$41,350	20,801	$1.99	$34,641	20,081	$1.73	$(79,222)	23,009	$(3.44)

Shares from the assumed conversion of the Company’s convertible securities and exercise of certain options to purchase common stock were not included in the computation of diluted EPS for fiscal 2003 as the impact would have been anti-dilutive. The convertible securities were retired during the second quarter of fiscal year 2003 and were only outstanding for a portion of fiscal year 2003. Although the assumed conversion of such items was anti-dilutive during fiscal 2002, 4,107,143 shares of the Company’s convertible securities were included in the computation of diluted EPS as required by SFAS No. 128, “Earnings Per Share,” which requires net income before the cumulative effect of accounting change to be used for measurement purposes of dilution.

Options to purchase 1,980,940 shares of common stock at prices ranging from $1.30 to $38.41 per share were outstanding at September 25, 2004. Of these shares, 52,310 were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive. Options to purchase 2,109,330 shares of common stock at prices ranging from $1.30 to $30.00 per share were outstanding at September 27, 2003. Of these shares, 6,148 were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive. Options to purchase 2,828,166 shares of common stock at prices ranging from $1.30 to $33.94 per share were outstanding at September 28, 2002. Of these shares, 848,803 were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Quarterly Financial Data – unaudited

	Fiscal 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Sales	$222,350	$358,985	$374,431	$310,760
Gross profit	62,071	112,026	117,925	92,277
Net income (loss)	(645)	18,844	17,941	5,210

Net income (loss) per common equivalent share:
Basic	$(0.03)	$0.94	$0.89	$0.26
Diluted	$(0.03)	$0.91	$0.86	$0.25

Weighted average common equivalent shares outstanding:
Basic	19,877	20,030	20,086	20,271
Diluted	19,877	20,803	20,974	20,966

	Fiscal 2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Sales	$211,936	$330,509	$345,115	$257,441
Gross profit	61,218	99,090	102,207	70,924
Net income (loss)	(717)	13,529	17,230	4,599

Net income (loss) per common equivalent share:
Basic	$(0.04)	$0.70	$0.89	$0.23
Diluted	$(0.04)	$0.68	$0.86	$0.23

Weighted average common equivalent shares outstanding:
Basic	19,060	19,234	19,357	19,673
Diluted	19,060	20,009	20,137	20,415

12. Transactions with Related Parties

During fiscal 2004, 2003 and 2002, subsidiaries of the Company purchased $2.1 million, $2.4 million and $2.5 million, respectively, of products from Bio Plus, Inc., a company that produces granular peanut hulls. As of September 25, 2004 and September 27, 2003, the Company owed Bio Plus, Inc. $8,330, and $75,581, respectively, for such purchases. Such amounts were included in accounts payable as of that date. A director and executive officer of the Company is a minority shareholder and a director of Bio Plus, Inc.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management has determined that the reportable segments of the Company are Pet Products and Garden Products based on the level at which the chief operating decision making group reviews the results of operations to make decisions regarding performance assessment and resource allocation.

The Pet Products segment consists of Four Paws Products, TFH Publications, Wellmark, Kaytee, Island Aquarium, All-Glass Aquarium, Kent Marine, Interpet and Energy Savers Unlimited. These companies are engaged in the manufacturing, delivery and sale of pet supplies, books and food principally to independent pet distributors and retailers, national specialty pet stores, mass merchants and bookstores. The Pet Products segment is also a distributor of pet supply products. This segment also operates distribution centers in various states. Their products are sold to independent retailers, national retail chains, grocery stores and mass merchants.

The Garden Products segment consists of Pennington Seed, Matthews Four Seasons, Grant’s, Norcal Pottery, AMBRANDS, Lilly Miller, New England Pottery and GKI/Bethlehem Lighting. Products manufactured or designed and sourced are products found typically in the lawn and garden sections of mass merchandisers, warehouse-type clubs, home improvement centers and nurseries and include grass seed, bird feed, clay pottery, outdoor wooden planters and trellises, ant control and animal repellents. These products are sold directly to retailers and to distributors. The Garden Products segment is also a distributor of lawn and garden products. This segment also operates distribution centers in various states. Their products are sold to independent retailers, national retail chains, grocery stores and mass merchants.

The Corporate division includes expenses associated with corporate functions and projects, certain employee benefits, goodwill impairments, interest income, interest expense and intersegment eliminations.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to the Company’s business segments for each of the three most recent fiscal years is presented in the table below.

	2004	2003	2002
	(in thousands)
Net sales:
Pet Products	$568,942	$501,652	$471,077
Garden Products	697,548	643,349	606,703

Total net sales	$1,266,526	$1,145,001	$1,077,780

Income (loss) from operations before other charges:
Pet Products	$61,392	$52,677	$43,386
Garden Products	42,872	39,347	37,257
Corporate	(22,192)	(19,683)	(27,879)

Total income from operations before other charges	82,072	72,341	52,764
Interest expense	(18,282)	(19,747)	(14,745)
Interest income	529	545	137
Other income	2,023	2,522	5,548
Income taxes	(24,992)	(21,020)	(15,159)

Income (loss) before cumulative effect of accounting change	41,350	34,641	28,545
Cumulative effect of accounting change, net of tax	—	—	(112,237)

Net income (loss)	$41,350	$34,641	$(83,692)

Assets:
Pet Products	$245,212	$208,703
Garden Products	330,362	281,679
Corporate, eliminations and all other	384,623	338,716

Total assets	$960,197	$829,098

Depreciation and amortization:
Pet Products	$11,827	$11,985	$11,589
Garden Products	5,694	5,352	5,456
Corporate	995	541	571

Total depreciation and amortization	$18,516	$17,878	$17,616

Expenditures for long-lived assets
Pet Products	$12,930	$13,906	$7,043
Garden Products	4,119	3,456	2,462
Corporate	1,215	596	1,402

Total expenditures for long-lived assets	$18,264	$17,958	$10,907

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Consolidating Condensed Financial Information of Guarantor Subsidiaries

Certain wholly-owned subsidiaries of the Company (as listed below, collectively the “Guarantor Subsidiaries”) have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest on the Company’s $150,000,000 9 1/8% Senior Subordinated Notes (the “Notes”) issued on January 30, 2003. Certain subsidiaries and operating divisions are not guarantors of the Notes and have been included in the financial results of the Parent in the information below. Those subsidiaries that are guarantors of the Notes are as follows:

Four Paws Products Ltd.

Grant Laboratories, Inc.

Interpet, PLC

Kaytee Products, Incorporated

Matthews Redwood & Nursery Supply, Inc.

New England Pottery, LLC

Norcal Pottery Products, Inc.

Pennington Seed, Inc. (including Phaeton Corporation (dba Unicorn Labs), Pennington Seed, Inc. of Nebraska, Gro Tec, Inc., Seeds West, Inc., All-Glass Aquarium Co., Inc. (including Oceanic Systems, Inc.))

T.F.H. Publications, Inc.

Wellmark International

In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying consolidating condensed financial statements based on the Company’s understanding of the Securities and Exchange Commission’s interpretation and application of Rule 3-10 of the Securities and Exchange Commission’s Regulation S-X.

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Fiscal Year Ended September 25, 2004

(in thousands)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$412,783	$941,625	$(87,882)	$1,266,526
Cost of goods sold and occupancy	301,214	668,986	(87,973)	882,227

Gross profit	111,569	272,639	91	384,299
Selling, general and administrative expenses	106,438	195,789	—	302,227

Income from operations	5,131	76,850	91	82,072
Interest – net	(17,908)	155	—	(17,753)
Other income	327	1,696	—	2,023

Income (loss) before income taxes	(12,450)	78,701	91	66,342
Income taxes	4,694	(29,652)	(34)	(24,992)

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(7,756)	49,049	57	41,350
Equity in undistributed income of guarantor subsidiaries	49,106	—	(49,106)	—

Net income (loss)	$41,350	$49,049	$(49,049)	$41,350

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

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Fiscal Year Ended September 28, 2002

(in thousands)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$373,475	$774,059	$(69,754)	$1,077,780
Cost of goods sold and occupancy	285,356	542,040	(69,959)	757,437

Gross profit	88,119	232,019	205	320,343
Selling, general and administrative expenses	104,563	163,016	—	267,579

Income (loss) from operations	(16,444)	69,003	205	52,764
Interest – net	(12,203)	(2,405)	—	(14,608)
Other income	(2,171)	7,719	—	5,548

Income (loss) before income taxes and cumulative effect of accounting change	(30,818)	74,317	205	43,704
Income taxes	(12,250)	27,327	82	15,159

Net Income (loss) before cumulative effect of accounting change	(18,568)	46,990	123	28,545
Cumulative effect of accounting change, net of tax	(112,237)	—	—	(112,237)

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(130,805)	46,990	123	(83,692)
Equity in undistributed income of guarantor subsidiaries	47,113	—	(47,113)	—

Net income (loss)	$(83,692)	$46,990	$(46,990)	$(83,692)

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING CONDENSED BALANCE SHEET

September 27, 2004

(in thousands)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$5,028	$7,193	$—	$12,221
Restricted investments	14,936	—	—	14,936
Accounts receivable	50,540	146,388	(12,949)	183,979
Inventories	67,420	170,493	—	237,913
Prepaid expenses and other assets	8,291	7,520	—	15,811

Total current assets	146,215	331,594	(12,949)	464,860
Land, buildings, improvements and equipment, net	10,376	95,236	—	105,612
Goodwill	338,384	—	—	338,384
Investment in guarantors	319,403	—	(319,403)	—
Deferred income taxes and other assets	49,735	18,143	(16,537)	51,341

Total	$864,113	$444,973	$(348,889)	$960,197

LIABILITIES
Accounts payable	$56,360	$62,522	$(12,949)	$105,933
Accrued expenses and other liabilities	22,364	43,609	—	65,973

Total current liabilities	78,724	106,131	(12,949)	171,906
Long-term debt	304,775	—	—	304,775

Other long-term obligations	818	19,439	(16,537)	3,720
Convertible redeemable preferred stock	3,000	—	—	3,000
Total shareholders’ equity	476,796	319,403	(319,403)	476,796

Total	$864,113	$444,973	$(348,889)	$960,197

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

September 25, 2004

(in thousands)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$79,478	$33,985	$(49,049)	$64,414
Expenditures for land, buildings, improvements and equipment	(1,418)	(16,846)	—	(18,264)
Payments to acquire companies, net of cash acquired	(158,947)			(158,947)
Restricted investments	(14,936)	—	—	(14,936)
Investment in guarantor	(37,745)	(11,304)	49,049	—

Net cash provided (used) by investing activities	(213,046)	(28,150)	49,049	(192,147)

Repayments on revolving line of credit	(87,823)	—	—	(87,823)
Borrowings on revolving line of credit	142,823	—	—	142,823
Payments on long-term debt	(1,000)	(28)	—	(1,028)
Proceeds from issuance of stock	8,242	—	—	8,242

Net cash provided (used) by financing activities	62,242	(28)	—	62,214

Effect of exchange rates on cash	—	136	—	136
Net increase in cash and cash equivalents	(71,326)	5,943	—	(65,383)
Cash and cash equivalents at beginning of period	76,354	1,250	—	77,604

Cash and cash equivalents at end of period	$5,028	$7,193	$—	$12,221

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

September 27, 2003

(in thousands)

	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$4,137	$47,065	$—	$51,202
Expenditures for land, buildings, improvements and equipment	(1,987)	(15,971)	—	(17,958)
Payments to acquire companies, net of cash acquired	(4,614)	—	—	(4,614)
Investment in guarantor	(22,971)	22,971	—	—

Net cash provided (used) by investing activities	(29,572)	(7,000)	—	(22,572)

Repayments under lines of credit, net	(33,992)	(25,983)	—	(59,975)
Payments on long-term debt	(125,035)	(27,636)	—	(152,671)
Proceeds from issuance of long-term debt	250,000	—	—	250,000
Proceeds from issuance of stock	8,070	—	—	8,070
Deferred financing costs	(7,334)	—	—	(7,334)

Net cash provided (used) by financing activities	91,709	(53,619)	—	38,090

Net increase in cash and cash equivalents	66,274	446	—	66,720
Cash and cash equivalents at beginning of period	10,080	804	—	10,884

Cash and cash equivalents at end of period	$76,354	$1,250	$—	$77,604

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

We have adopted a code of ethics that applies to all of our executive officers and directors, a copy of which was filed as Exhibit 14 to our Form 10-K for the fiscal year ended September 27, 2003.

The remaining information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders under the captions “Election of Directors,” “Audit Committee Financial Expert” and “Section 16(a) Beneficial Ownership Reporting Compliance.” See also Item 1 above.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders under the captions “Ownership of Management and Principal Stockholders” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders under the captions “Compensation Committee Interlocks and Insider Participation” and “Transactions with the Company.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements of Central Garden & Pet Company are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

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

Date: December 9, 2004

CENTRAL GARDEN & PET COMPANY

By	/s/ GLENN W. NOVOTNY
Glenn W. Novotny Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date

/s/ GLENN W. NOVOTNY Glenn W. Novotny	Chief Executive Officer, President and Director (Principal Executive Officer)	December 9, 2004

/s/ STUART W. BOOTH Stuart W. Booth	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 9, 2004

/s/ JOHN B. BALOUSEK John B. Balousek	Director	December 9, 2004

/s/ WILLIAM E. BROWN William E. Brown	Chairman	December 9, 2004

/s/ DAVID N. CHICHESTER David N. Chichester	Director	December 9, 2004

/s/ BROOKS M. PENNINGTON, III Brooks M. Pennington, III	Director	December 9, 2004

/s/ ALFRED A. PIERGALLINI Alfred A. Piergallini.	Director	December 9, 2004

/s/ BRUCE A. WESTPHAL Bruce A. Westphal	Director	December 9, 2004

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

Exhibit Number		Exhibit

3.1		Third Amended and Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3.1 to Registration Statement No. 33-98544).

3.1.1		Certificate of Amendment of Third Amended and Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3.1.1 to Registration Statement No. 333-46437).

3.1.2		Certificate of Designation—Series B Convertible Preferred Stock (Incorporated by reference from Exhibit 3.1.2 to the Company’s Form 10-Q for the quarter ended June 26, 2004).

3.2		Copy of Registrant’s Bylaws (Incorporated by reference from Exhibit 3.2 to Registration Statement No. 33-48070).

4.1		Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4.1 to Registration Statement No. 33-48070).

4.2		Indenture dated as of January 30, 2003 between the Company, Wells Fargo and the Subsidiary Guarantors name therein (Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-4 No. 333-103835).

10.1		Form of Indemnification Agreement between the Company and Executive Officers and Directors (Incorporated by reference from Exhibit 10.18 to Registration Statement No. 33-48070).

10.2		Credit Agreement dated May 14, 2003, between the Company and Canadian Imperial Bank of Commerce et al. (Incorporated by reference from Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended June 28, 2003).

10.2.1		First Amendment to Credit Agreement dated October 27, 2003, between Central Garden & Pet Company and Canadian Imperial Bank of Commerce et al. (Incorporated by reference from Exhibit 10.2.1 to the Company’s Form 10-Q for the quarter ended March 27, 2004).

10.2.2		Second Amendment to Credit Agreement dated February 12, 2004, between Central Garden & Pet Company and Canadian Imperial Bank of Commerce et al. (Incorporated by reference from Exhibit 10.2.2 to the Company’s Form 10-Q for the quarter ended June 26, 2004).

10.2.3		Third Amendment to Credit Agreement dated March 26, 2004, between Central Garden & Pet Company and Canadian Imperial Bank of Commerce et al. (Incorporated by reference from Exhibit 10.2.3 to the Company’s Form 10-Q for the quarter ended June 26, 2004).

10.2.4		Fourth Amendment to Credit Agreement dated July 30, 2004, between Central Garden & Pet Company and Canadian Imperial Bank of Commerce et al.

10.3		Stock Purchase Agreement dated as of December 5, 1997 among the Company and the shareholders of T.F.H. Publications, Inc. (Incorporated by reference from Exhibit 1.2 to the Company’s Report on Form 8-K/A dated December 18, 1997).

10.4	*	1993 Omnibus Equity Incentive Plan, as amended (Incorporated by reference from Exhibits 4.1 to the Company’s Registration Statements Nos. 33-7236, 33-89216, 333-1238 and 333-41931).

10.5	*	2003 Omnibus Equity Incentive Plan (Incorporated by reference from Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 29, 2003).

10.5.1	*	Form of Nonstatutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan.

10.5.2	*	Form of Restricted Stock Agreement for 2003 Omnibus Equity Incentive Plan.

10.6	*	Nonemployee Director Equity Incentive Plan, as amended June 8, 2001 (Incorporated by reference from Exhibit 10.12 to the Company’s Form 10-K/A for the fiscal year ended September 29, 2001).

Exhibit Number		Exhibit

10.7	*	Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III (Incorporated by reference from Exhibit 10.20 to the Company’s Form 10-K/A for the fiscal year ended September 26, 1998).

10.8	*	Modification and Extension of Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III, dated as of May 6, 2003 (Incorporated by reference from Exhibit 10.7.1 to the Company’s Form 10-Q for the quarter ended June 28, 2003).

10.9	*	Employment Agreement dated as of July 9, 2004 between the Company and James V. Heim.

12		Statement re Computation of Ratios of Earnings to Fixed Charges.

14		Code of Ethics (Incorporated by reference from Exhibit 14 to the Company’s Form 10-K for the fiscal year ended September 27, 2003).

21		List of Subsidiaries.

23		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2		Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.