Form 10-Q
period 2004-12-25
CENTRAL GARDEN & PET CO
filed 2005-02-03
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2004

or

☐	TRANSITION REPORT PURSUANT OF SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-20242

CENTRAL GARDEN & PET COMPANY

Delaware	68-0275553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1340 Treat Blvd., Suite 600, Walnut Creek, California 94597

(Address of principle executive offices)

(925) 948-4000

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of December 31, 2004	19,136,470
Class B Stock Outstanding as of December 31, 2004	1,654,462

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in our Form 10-K for the fiscal year ended September 25, 2004, including the factors described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	consolidation trends in the retail industry;

•	dependence on a few customers for a significant portion of each of our businesses;

•	uncertainty of our product innovations and marketing successes;

•	fluctuations in market prices for seeds and grains;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	adverse weather during the peak gardening season;

•	seasonality and fluctuations in our operating results and cash flows;

•	dependence upon our key executive officers;

•	potential environmental liabilities and product liability claims;

•	pending litigation and claims;

•	costs and risks associated with Section 404 compliance.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 25, 2004	December 25, 2004
ASSETS
Current assets:
Cash and equivalents	$12,221	$14,100
Restricted investments	14,936	15,066
Accounts receivable (less allowance for doubtful accounts of $12,348 and $9,375)	183,979	143,656
Inventories	237,913	288,192
Prepaid expenses and other	15,811	18,718

Total current assets	464,860	479,732
Land, buildings, improvements and equipment—net	105,612	106,893
Goodwill	338,384	340,088
Deferred income taxes and other assets	51,341	50,292

Total	$960,197	$977,005

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,933	$119,018
Accrued expenses	64,948	69,448
Current portion of long-term debt	1,025	1,025

Total current liabilities	171,906	189,491
Long-term debt	304,775	294,296
Other long-term obligations	3,720	3,967
Convertible redeemable preferred stock	3,000	3,000
Shareholders’ equity:
Class B stock, $.01 par value: 1,654,462 shares outstanding	16	16
Common stock, $.01 par value: 32,515,220 and 32,888,327 shares issued and 18,772,970 and 19,133,118 shares outstanding at September 25, 2004 and December 25, 2004	325	329
Additional paid-in capital	555,436	563,640
Retained earnings	65,710	68,226
Deferred compensation	—	(3,261)
Treasury stock	(144,827)	(145,355)
Accumulated other comprehensive income	136	2,656

Total shareholders’ equity	476,796	486,251

Total	$960,197	$977,005

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	December 27, 2003	December 25, 2004
Net sales	$222,350	$265,576
Cost of goods sold and occupancy	160,279	179,535

Gross profit	62,071	86,041
Selling, general and administrative expenses	58,511	76,525

Income from operations	3,560	9,516
Interest expense	(4,105)	(5,298)
Interest income	199	103
Other expense	(715)	(320)

Income (loss) before income taxes	(1,061)	4,001
Income taxes	(416)	1,485

Net income (loss)	$(645)	$2,516

Income (loss) per common share:
Basic	$(0.03)	$0.12

Diluted	$(0.03)	$0.12

Weighted average shares used in the computation of income per common share:
Basic	19,877	20,539
Diluted	19,877	21,264

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 27, 2003	December 25, 2004
Cash flows from operating activities:
Net income (loss)	$(645)	$2,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,617	4,479
Amortization of deferred compensation	—	235
Change in assets and liabilities:
Receivables	32,236	40,323
Inventories	(26,755)	(50,279)
Prepaid expenses and other assets	(4,015)	(2,316)
Accounts payable	9	13,085
Accrued expenses	495	6,883
Other long-term obligations	(15)	247

Net cash provided by operating activities	5,927	15,173

Cash flows used in investing activities:
Additions to land, buildings, improvements and equipment	(4,550)	(5,563)
Restricted investments	(15,052)	(130)

Net cash used in investing activities	(19,602)	(5,693)

Cash flows from financing activities:
Repayments on revolving line of credit	—	(63,000)
Borrowings on revolving line of credit	—	53,000
Repayments of long-term debt	(250)	(250)
Proceeds from issuance of stock	1,586	2,329
Treasury stock repurchases	—	(528)

Net cash provided by (used in) financing activities	1,336	(8,449)

Effect of exchange rate changes on cash and equivalents	—	848

Net increase (decrease) in cash and equivalents	(12,339)	1,879
Cash and equivalents at beginning of period	77,604	12,221

Cash and equivalents at end of period	$65,265	$14,100

Supplemental information:
Cash paid for interest	$653	$1,576

Cash refunds received for income taxes—net	$(798)	$(778)

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended December 25, 2004

(unaudited)

1. Basis of Presentation

The condensed consolidated balance sheet of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of December 25, 2004, and the condensed consolidated statements of operations and of cash flows for the three months ended December 27, 2003 and December 25, 2004 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

For the Company’s foreign business in the UK, the local currency is the functional currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the period. Comprehensive income was $5.0 million for the period ended December 25, 2004 and includes net earnings of $2.5 million and foreign currency translation adjustments of $2.5 million that are excluded from net earnings but reported in accumulated other comprehensive income, a separate component of shareholders’ equity. Deferred taxes are not provided on translation gains and losses, because the Company expects earnings of its foreign subsidiary to be permanently reinvested. Transaction gains and losses are included in results of operations.

Due to the seasonal nature of the Company’s garden business, the results of operations for the three months ended December 25, 2004 and December 27, 2003 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2004 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission.

2. Stock Plan Information

The Company has various non-qualified stock-based compensation programs, which provide for stock option grants and restricted stock awards. Stock options may be granted to officers, key employees and directors. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby the options are granted at market price, and, therefore, no compensation costs are recognized. As required by Statement of Financial Accounting Standards No. 148 (SFAS No. 148), Accounting for Stock-Based Compensation-Transition and Disclosure, the Company has provided fair value based pro-forma disclosures in its interim financial statements.

If compensation expense for the Company’s various stock option plans had been determined based upon the projected fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s pro-forma net earnings, basic and diluted earnings per common share would have been as follows:

	Three Months Ended
	December 27, 2003	December 25, 2004
	(in thousands)
Net income (loss), as reported	$(645)	$2,516
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	(323)	(356)

Pro forma net income (loss)	$(968)	$2,160

Net income (loss) per common equivalent share:
Basic – as reported	$(0.03)	$0.12
Basic – pro forma	$(0.05)	$0.11
Diluted – as reported	$(0.03)	$0.12
Diluted – pro forma	$(0.05)	$0.10

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair-value of share-based payments. Upon adoption, after June 15, 2005, all employee stock option awards will be recognized as an expense in the Company’s statement of operations, typically, over the related vesting period of the options. SFAS No. 123R requires use of fair value to measure share-based awards issued to employees, computed at the date of grant. Additionally, SFAS No. 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and included in the companies prior period pro forma disclosures under SFAS No. 123.

The Company will adopt SFAS No. 123R beginning with our fiscal 2005 fourth quarter, as required, and will adopt the standard using the modified prospective method requiring the company to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards outstanding as of the date of adoption.

3. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income from continuing operations:

	Three Months Ended December 25, 2004
	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income	$2,516	20,539	$0.12
Effect of dilutive securities:
Options to purchase common stock		572	—
Restricted Shares		67
Convertible preferred stock		86	—

Diluted EPS:
Net income attributable to common shareholders	$2,516	21,264	$0.12

Options to purchase 2,118,666 shares of common stock at prices ranging from $7.54 to $38.75 per share were outstanding at December 25, 2004. For the three month period ended December 25, 2004, options to purchase 438,225 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Shares of common stock from the assumed conversion of the Company’s convertible preferred stock totaling 86,404 were included in the computation of diluted EPS for the three month period ended December 25, 2004.

Options to purchase 2,418,547 shares of common stock at prices ranging from $1.30 to $33.94 per share were outstanding during the three-month period ended December 27, 2003, but were not included in the computation of diluted earnings per share because the assumed exercise would have been anti-dilutive in the period.

4. Segment Information

Management has determined that the reportable segments of the Company are Garden Products and Pet Products, based on the level at which the chief operating decision making group reviews the results of operations to make decisions regarding performance assessment and resource allocation.

	Three Months Ended
	December 27, 2003	December 25, 2004
	(in thousands)
Net sales:
Garden Products	$92,831	$108,817
Pet Products	129,519	156,759

Total net sales	$222,350	$265,576

Income (loss) from operations:
Garden Products	$(2,910)	$(811)
Pet Products	10,865	18,097
Corporate	(4,395)	(7,770)

Total income from operations	3,560	9,516

Interest expense—net	(3,906)	(5,195)
Other income	(715)	320
Income taxes	(416)	(1,485)

Net income (loss)	$(645)	$2,516

Depreciation and amortization:
Garden Products	$1,389	$1,457
Pet Products	3,066	2,788
Corporate	162	234

Total depreciation and amortization	$4,617	$4,479

	September 25, 2004	December 25, 2004
	(in thousands)
Assets:
Garden Products	$330,362	$332,938
Pet Products	245,212	248,828
Corporate	384,623	395,239

Total assets	$960,197	$977,005

Goodwill (included in corporate assets):
Garden Products	$165,506	$165,506
Pet Products	172,878	174,582

Total goodwill	$338,384	$340,088

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

TFH Litigation. In December 1997, Central acquired all of the stock of TFH Publications, Inc. (“TFH”). In connection with the transaction, Central made a $10 million loan to the sellers (the “Axelrod Loan”), which was evidenced by a Promissory Note. In September 1998, the prior owners of TFH brought suit against Central and certain executives of Central for damages and relief from their obligations under the Promissory Note, alleging, among other things, that Central’s failure to properly supervise the TFH management team had jeopardized their prospects of achieving certain earnouts. Central believes that these allegations are without merit. Central counterclaimed against the prior owners for enforcement of the Promissory Note, rescission and/or damages and other relief, alleging, among other things, fraud, misrepresentation and breach of fiduciary duty by the prior owners of TFH. These actions,

Herbert R. Axelrod and Evelyn Axelrod v. Central Garden & Pet Company; Glen S. Axelrod; Gary Hersch; William E. Brown; Robert B. Jones; Glenn Novotny; and Neill Hines, Docket No. MON-L-5100-99, and TFH Publications, Inc. v. Herbert Axelrod et al., Docket No. L-2127-99 (consolidated cases), are in the New Jersey Superior Court. The Court has scheduled the trial to begin in April 2005.

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

On April 12, 2004, one of the former owners of TFH, Herbert Axelrod, was indicted by a federal grand jury. The two-count federal indictment, which is based on actions taken by Herbert Axelrod before Central acquired TFH, charges Herbert Axelrod with conspiracy to defraud the United States Internal Revenue Service and aiding and abetting the filing of false tax returns by a former Vice President of TFH. In April 2004, Herbert Axelrod failed to appear for his arraignment, and a federal warrant was issued for his arrest. Subsequently, Herbert Axelrod was arrested in Germany and extradited to the United States. In December 2004, Herbert Axelrod pled guilty to a criminal charge of aiding and abetting the filing of a false income tax return. Herbert Axelrod is currently being held in jail pending sentencing, which is scheduled for March 14, 2005. Central has information that Herbert Axelrod has liquidated and transferred assets out of the United States. The status of Herbert Axelrod and his assets has raised questions, which cannot presently be answered, about Central’s ability to collect on any of its claims against Herbert Axelrod or the Axelrod Loan. Central intends to continue pursuing its claims against Mr. Axelrod. If Central is unsuccessful in its claims against Mr. Axelrod regarding the Axelrod Loan or is unable to collect any judgment awarded, Central would be required to write-off the Axelrod Loan, which would result in a non-cash charge against its future earnings. The Axelrod Loan is currently carried on the financial statements of Central as an “Other Asset” in the amount of $10.2 million.

Scotts Litigation. On June 30, 2000, The Scotts Company filed suit against Central to collect the purchase price of certain lawn and garden products previously sold to Central. See The Scotts Company v. Central Garden & Pet Company, Docket No. C2 00-755 (U.S. Dist Ct. N.D. Ohio). Central filed its answer and a counter complaint asserting various claims for breaches of contracts.

In April 2002, trial occurred on the claims and counterclaims of the parties (excluding one oral contract claim that was severed from the remainder of the case). The net verdict was in favor of Scotts in the amount of $10.4 million which had previously been recorded as an obligation by the Company. Scotts and Central filed post-trial motions. In a March 20, 2003 order, the district court denied Scotts’ motion for attorneys’ fees, granted Scotts’ motion to set aside $750,000 of the jury amount awarded to Central, denied Central’s motion for a new trial, granted Central’s motion for prejudgment interest, and granted in part and denied in part Scotts’ motion for prejudgment interest. The court directed each party to re-determine the amount of their respective interest claims in light of the Court’s ruling and to submit their respective determinations. On July 11, 2003, the Court issued an order resolving the remaining prejudgment interest issues and directing the parties to submit calculations in accordance with its decision. Pursuant to this order, the Court awarded prejudgment interest to Scotts in the net amount of $2.8 million. On October 3, 2003, Central and Scotts settled the oral contract claim that had previously been severed from the remainder of the case. Pursuant to the settlement, Scotts reduced the judgment amount by $300,000. Central and Scotts have appealed different aspects of the prior judgment and post-judgment orders but no date has yet been set for oral argument. In connection with the appeal, Central has paid approximately $15 million into an escrow account, which is reported as restricted investments in the accompanying balance sheets as of September 25 and December 25, 2004.

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

6. Shareholders’ Equity

As of December 25, 2004, the Company had entered into Restricted Stock Award Agreements with several employees. The agreements granted restricted stock awards for 100,000 shares of the Company’s common stock and generally vest over five to seven years from the dates of grant. The Company recorded the fair value of the restricted stock awards of $3.5 million as deferred compensation, a separate component of shareholders’ equity, and is amortizing that amount on a straight-line basis over the vesting periods. The value of the restricted stock awards was based on the closing market price of the Company’s common stock on the dates the awards were granted. The 100,000 restricted shares have been included in the calculation of diluted earnings per share for the period ended December 25, 2004.

7. Consolidating Condensed Financial Information of Guarantor Subsidiaries

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

CGP Acquisition I, LLC

Four Paws Products Ltd.

Grant Laboratories, Inc.

Kaytee Products, Incorporated

Matthews Redwood & Nursery Supply, Inc.

New England Pottery LLC

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended December 25, 2004 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$92,263	$191,586	$(18,273)	$265,576
Cost of products sold and occupancy	65,897	131,911	(18,273)	179,535

Gross profit	26,366	59,675	—	86,041
Selling, general and administrative expenses	25,798	50,727	—	76,525

Income from operations	568	8,948	—	9,516
Interest – net	(5,309)	114	—	(5,195)
Other income (expense)	(405)	85	—	(320)

Income (loss) before income taxes	(5,146)	9,147	—	4,001
Income taxes	1,966	(3,451)	—	(1,485)

Net income (loss)	(3,180)	5,696	—	2,516
Equity in undistributed income of guarantor subsidiaries	5,706	—	(5,706)	—

Net income (loss)	$2,526	$5,696	$(5,706)	$2,516

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended December 27, 2003 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$77,313	$161,211	$(16,174)	$222,350
Cost of products sold and occupancy	57,270	119,006	(15,997)	160,279

Gross profit	20,043	42,205	(177)	62,071
Selling, general and administrative expenses	21,984	36,527	—	58,511

Income (loss) from operations	(1,941)	5,678	(177)	3,560
Interest – net	(4,024)	118	—	(3,906)
Other expense	(564)	(151)	—	(715)

Income (loss) before income taxes	(6,529)	5,645	(177)	(1,061)
Income taxes	2,561	(2,214)	69	416

Net income (loss)	(3,968)	3,431	(108)	(645)
Equity in undistributed income of guarantor subsidiaries	3,323	—	(3,323)	—

Net income (loss)	$(645)	$3,431	$(3,431)	$(645)

	CONSOLIDATING CONDENSED BALANCE SHEET December 25, 2004 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$7,360	$6,740	$—	$14,100
Restricted investments	15,066	—	—	15,066
Accounts receivable	46,363	110,683	(13,390)	143,656
Inventories	83,034	205,158	—	288,192
Prepaid expenses and other	10,625	8,093	—	18,718

Total current assets	162,448	330,674	(13,390)	479,732
Land, buildings, improvements and equipment, net	10,605	96,288	—	106,893
Goodwill	340,088	—	—	340,088
Investment in Guarantors	316,520	—	(316,520)	—
Deferred income taxes and other assets	48,855	17,974	(16,537)	50,292

Total	$878,516	$444,936	$(346,447)	$977,005

LIABILITIES
Accounts payable	$65,985	$66,423	$(13,390)	$119,018
Accrued expenses and other current liabilities	28,043	42,430	—	70,473

Total current liabilities	94,028	108,853	(13,390)	189,491
Long-term debt	294,296	—	—	294,296
Other long-term obligations	941	19,563	(16,537)	3,967
Convertible redeemable preferred stock	3,000	—	—	3,000
Shareholders’ equity	486,251	316,520	(316,520)	486,251

Total	$878,516	$444,936	$(346,447)	$977,005

	CONSOLIDATING CONDENSED BALANCE SHEET September 27, 2004 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$5,028	$7,193	$—	$12,221
Restricted investments	14,936	—	—	14,936
Accounts receivable	50,540	146,388	(12,949)	183,979
Inventories	67,420	170,493	—	237,913
Prepaid expenses and other	8,291	7,520	—	15,811

Total current assets	146,215	331,594	(12,949)	464,860
Land, buildings, improvements and equipment, net	10,376	95,236	—	105,612
Goodwill	338,384	—	—	338,384
Investment in Guarantors	319,403	—	(319,403)	—
Deferred income taxes and other assets	49,735	18,143	(16,537)	51,341

Total	$864,113	$444,973	$(348,889)	$960,197

LIABILITIES
Accounts payable	$56,360	$62,522	$(12,949)	$105,933
Accrued expenses and other current liabilities	22,364	43,609	—	65,973

Total current liabilities	78,724	106,131	(12,949)	171,906
Long-term debt	304,775	—	—	304,775
Other long-term obligations	818	19,439	(16,537)	3,720
Convertible redeemable preferred stock	3,000	—	—	3,000
Shareholders’ equity	476,796	319,403	(319,403)	476,796

Total	$864,113	$444,973	$(348,889)	$960,197

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Three Months Ended December 25, 2004 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$8,381	$12,498	$(5,706)	$15,173
Expenditures for land, buildings, improvements and equipment	(1,191)	(4,372)	—	(5,563)
Restricted investments	(130)	—	—	(130)
Investment in guarantor subsidiaries	5,393	(11,099)	5,706	—

Net cash provided (used) by investing activities	4,072	(15,471)	5,706	(5,693)

Repayments under lines of credit, net	(10,000)	—	—	(10,000)
Payments on long-term debt	(250)	—	—	(250)
Proceeds from issuance of stock	2,329	—	—	2,329
Payments to reacquire stock	(528)	—	—	(528)

Net cash provided (used) by financing activities	(8,449)	—	—	(8,449)

Effect of exchange rates on cash	(1,672)	2,520		848
Net increase (decrease) in cash and equivalents	2,332	(453)	—	1,879
Cash and equivalents at beginning of period	5,028	7,193	—	12,221

Cash and equivalents at end of period	$7,360	$6,740	$—	$14,100

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Three Months Ended December 27, 2003 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$162	$9,196	$(3,431)	$5,927
Expenditures for land, buildings, improvements and equipment	(958)	(3,592)	—	(4,550)
Investments	(15,052)	—		(15,052)
Investment in guarantor subsidiaries	890	(4,321)	3,431	—

Net cash provided (used) by investing activities	(15,120)	(7,913)	3,431	(19,602)

Payments on long-term debt	(250)	—	—	(250)
Proceeds from issuance of stock	1,586	—	—	1,586

Net cash provided (used) by financing activities	1,336	—	—	1,336

Net increase (decrease) in cash and equivalents	(13,622)	1,283	—	(12,339)
Cash and equivalents at beginning of period	76,354	1,250	—	77,604

Cash and equivalents at end of period	$62,732	$2,533	$—	$65,265

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Central Garden & Pet Company is a leading innovator, marketer and producer of quality branded products for the pet and lawn and garden supplies markets. We are one of the largest companies in the fragmented, $7.5 billion U.S. pet supplies industry and in the $50 billion U.S. lawn and garden and related supplies industry. Our pet products include pet bird and small animal food, aquarium products, flea, tick, mosquito and other insect control products, edible bones, cages, carriers, pet books, and other dog, cat, reptile and small animal products. These products are sold under a number of brand names, including Kaytee, All-Glass Aquarium, Oceanic, Zodiac, Pre-Strike, Altosid, Nylabone, TFH, Four Paws, Kent Marine, Interpet and Energy Savers Unlimited. Our lawn and garden products include grass seed, wild bird food, weed and insect control products, decorative outdoor patio products, Christmas products and lighting and ant control products. These products are sold under a number of brand names, including Pennington, Norcal Pottery, New England Pottery, GKI/Bethlehem Lighting, Lilly Miller, Matthews Four Seasons, AMDRO and Grant’s. In fiscal 2004, consolidated net sales were $1.27 billion, of which our pet products segment, or Pet Products, accounted for $568.9 million and our lawn and garden products segment, or Garden Products, accounted for $697.5 million. In fiscal 2004, income from operations was $82.1 million, of which Pet Products accounted for $61.4 million and Garden Products accounted for $42.9 million, before corporate expenses and eliminations of $22.2 million.

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

Recent Developments

Universal Shelf Registration Statement

In January 2005, we filed a $300 million universal shelf registration statement on Form S-3 with the SEC, which was declared effective on February 2, 2005. The filing provides that we may offer and sell in one or more offerings up to $300 million of any combination of the following securities: debt securities, subsidiary guarantees of debt securities, common stock, preferred stock, debt warrants and equity warrants. While we have no imminent intentions to draw upon this capacity, it is designed to give us maximum flexibility to pursue our strategic growth objectives utilizing any type of financial instrument if necessary.

New Accounting Pronouncements

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

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair-value of share-based payments. Upon adoption, after June 15, 2005, all employee stock option awards will be recognized as an expense in the Company’s statement of operations, typically, over the related vesting period of the options. SFAS No. 123R requires use of fair value to measure share-based awards issued to employees, computed at the date of grant. Additionally, SFAS No. 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and included in the companies prior period pro forma disclosures under SFAS No. 123.

We will adopt SFAS No. 123R beginning with our fiscal 2005 fourth quarter, as required, and will adopt the standard using the modified prospective method requiring us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards outstanding as of the date of adoption.

We will recognize substantially more compensation expense in future periods as a result of adopting SFAS No. 123R and expensing the calculated fair value of employee stock options. Based on employee stock options outstanding at December 25, 2004, we will record additional compensation expense of approximately $0.8 million, impacting fully diluted earnings per share by approximately $0.03, in the fourth quarter of the fiscal year ending September 24, 2005, and $0.08 per share for the fiscal year ending in 2006.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 25, 2004.

Results of Operations

Three Months Ended December 25, 2004

Compared with Three Months Ended December 27, 2003

Net sales for the three months ended December 25, 2004 increased $43.2 million, or 19.4%, to $265.6 million from $222.4 million for the three months ended December 27, 2003. Pet Products’ net sales increased $27.2 million, or 21.0%, to $156.8 million for the three months ended December 25, 2004 from $129.6 in the comparable fiscal 2003 period. Garden Products’ net sales increased $16.0 million, or 17.2%, to $108.8 million for the three months ended December 25, 2004 from $92.8 million in the comparable fiscal 2003 period. Our branded product sales increased $38.4 million and sales of other manufacturers’ products increased $4.8 million. Our Pet Products’ branded product sales increased $22.6 million of which approximately $15 million related to our recent acquisitions of Kent Marine, Interpet and ESU and approximately $8 million related to increased organic brand sales. Our Garden Products’ branded product sales increased $15.8 million due primarily to the sales from New England Pottery, which was acquired in February 2004.

Gross profit for the three months ended December 25, 2004 increased $23.9 million, or 38.6%, to $ 86.0 million from $62.1 million for the three months ended December 27, 2003. Gross profit increased $9.7 million in Garden Products and $14.2 million in Pet Products. Gross profit as a percentage of net sales increased to 32.4% for the three months ended December 25, 2004, from 27.9% for the three months ended December 27, 2003, as both Garden Products’ and Pet Products’ margins improved. The margin improvements were due primarily to the contributions from our fiscal year 2004 acquisitions of approximately $13 million, increased grass seed margins of approximately $2 million resulting from focusing on higher profit product and the resulting flow through of our organic sales increase.

Selling, general and administrative expenses increased $18.0 million, or 30.8%, from $58.5 million for the three months ended December 27, 2003 to $76.5 million for the three months ended December 25, 2004. As a percentage of net sales, selling, general and administrative expenses increased to 28.8% for the three months ended December 25, 2004, compared to 26.3% in the comparable prior year period.

Selling and delivery expenses increased $9.0 million, or 31.7%, from $28.4 million for the three months ended December 27, 2003 to $37.4 million for the three months ended December 25, 2004. The increase was primarily attributable to the quarter’s increased revenues and approximately $1 million from increased fuel costs.

Facilities expense increased $0.3 million to $2.8 million for the three months ended December 25, 2004 from $2.5 million for the three months ended December 27, 2003. The increase was primarily related to our fiscal 2004 acquisitions.

Warehouse and administrative expenses increased $8.7 million, or 31.5%, from $27.6 million for the three months ended December 27, 2003 to $36.3 million for the three months ended December 25, 2004. Approximately $4 million of the increase was due to our recent acquisitions, approximately $1 million from employee compensation, including increased headcount, and approximately $1 million to increased professional fees for projects, including Sarbanes-Oxley compliance.

Net interest expense for the three months ended December 25, 2004 increased $1.3 million, or 33.3%, to $5.2 million from $3.9 million for the three months ended December 27, 2003. The increase was due primarily to an approximately $50 million increased average total long-term debt balance during the fiscal 2005 quarter as compared to the prior year quarter, due to fiscal 2004 acquisitions that were made subsequent to the first quarter of fiscal 2004, and the changes in interest rates on our floating rate debt.

Other expense decreased $0.4 million to $0.3 million for the quarter ended December 25, 2004 from $0.7 million for the quarter ended December 27, 2003. Other expense represents losses from equity method investments. Losses booked in the first quarter of the fiscal year from these investments are principally due to the seasonality of the businesses.

Our effective income tax rate for the quarter ended December 25, 2004 was 37.1% compared with 39.2% for the quarter ended December 27, 2003. The decreased rate reflects estimated state tax decreases and the impact of non-US tax rates at our U.K. based subsidiary.

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

We service two broad markets: pet supplies and lawn and garden supplies. Our pet supplies businesses sell products that have a year round selling cycle with very little change quarter to quarter. As a result, it is not necessary to carry large quantities of inventory to meet peak demands. Additionally, this level sales cycle eliminates the need for us to give extended credit terms to either our distributor or retailer customers. On the other hand, our lawn and garden businesses are highly seasonal with approximately 63% of Garden Products’ aggregate sales occurring during the second and third fiscal quarters. For many manufacturers of garden products, this seasonality requires them to deliver large quantities of their product well ahead of the peak selling periods. To encourage distributors to carry large amounts of inventory, it has been industry practice for manufacturers to give extended credit terms and/or promotional discounts.

The primary sources of cash and equivalents for the three months ended December 25, 2004 were $15.2 million in cash generated by operating activities partially offset by cash used in investing activities of $5.7 million and cash used in financing activities of $8.4 million. Net cash used in investing activities decreased $13.9 million from the prior year quarter due to $15 million paid into an escrow account in the fiscal quarter ended December 27, 2003, which is classified as restricted investments on the balance sheet, in connection with our appeal in the Scotts litigation. Financing activities provided net cash of $1.3 million in the prior year quarter but used cash of $8.4 million for the three months ended December 25, 2004, a decrease of $9.7 million primarily due to $10 million repayment on our revolving line of credit.

At December 25, 2004, our total debt was $295.3 million versus $250.8 million at December 27, 2003, due to borrowings on our line of credit to finance our acquisitions in fiscal 2004 subsequent to the first quarter.

In May 2003, we closed a $200 million senior secured credit facility consisting of a five-year $100 million revolving credit facility and a six-year $100 million term loan. In April 2004, we amended the facility to increase the maximum amount available under the revolving credit portion by $25 million to $125 million and to include the option to borrow in Euros, Canadian Dollars and Pounds Sterling. In December 2004, we amended the facility to reduce the applicable interest rates on our term loan and revolver by 0.50%. Interest on the term loan is based on a rate equal to LIBOR + 1.75% or the prime rate plus 0.25%, at our option. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from (0.25)% to 0.75% or LIBOR plus a margin which fluctuates from 1.25% to 2.25%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. This facility is secured by essentially all of our assets, contains certain financial covenants requiring maintenance of minimum levels of interest coverage and maximum levels of senior debt to EBITDA and total debt to EBITDA, and restricts our ability to make treasury stock purchases and pay dividends. We were in compliance with all financial covenants as of December 25, 2004. This facility also requires the lenders’ prior written consent to any material investments in or acquisitions of a business. The balance outstanding at December 25, 2004 under the $125 million revolving credit facility was $45.0 million, and the remaining available borrowing capacity was $73.3 million, with $6.7 million outstanding under certain letters of credit.

In October 2003, we entered into a $75 million pay-floating interest rate swap effectively converting half of our $150 million fixed rate 9-1/8 % senior subordinated notes to a floating rate of LIBOR + 4.04%.

In November 2003, we deposited approximately $15 million into an escrow account in connection with an appeal in the Scotts litigation. The use of this cash is restricted from general corporate purposes and is reflected as a “Restricted Investment” on our balance sheet. See Note 5 – “Contingencies” to our unaudited condensed consolidated financial statements.

We believe that cash flows from operating activities, funds available under our credit facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $20 million for the next 12 months.

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

Off-Balance Sheet Arrangements

There have been no material changes to the information provided in our Annual Report on Form 10-K for the fiscal year ended September 25, 2004 regarding off-balance sheet arrangements.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 25, 2004.

Weather and Seasonality

Historically, our sales of lawn and garden products have been influenced by weather and climate conditions in the markets we serve. Additionally, Garden Products’ business has been highly seasonal. In fiscal 2004, 63% of Garden Products’ net sales and 58% of our total net sales occurred in the Company’s second and third fiscal quarters. Substantially all of Garden Products’ operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe there has been no material change in our exposure to market risk from that discussed in our fiscal 2004 Annual Report filed on Form 10-K.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information on our material legal proceedings, you should read Note 5 “Contingencies” to the unaudited condensed consolidated financial statements in Part I – Item 1 of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
09/26/04 – 10/30/04	—		—	—	—
10/31/04 – 11/27/04	—		—	—	—
11/28/04 – 12/25/05	12,959	(1)	$40.73	—	—
Total	12,959	(1)	$40.73		—

(1)	Represents a stock-for-stock exchange where an optionee delivered previously owned shares to satisfy the exercise price of options.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

10.2.5	Fifth Amendment to Credit Agreement dated December 17, 2004, between Central Garden & Pet Company and Canadian Imperial Bank of Commerce et al.

10.6.1*	Form of Nonstatutory Stock Option Agreement for Nonemployee Director Equity Incentive Plan.

10.6.2*	Form of Restricted Stock Agreement for Nonemployee Director Equity Incentive Plan.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: February 3, 2005

/s/ GLENN W. NOVOTNY
Glenn W. Novotny President and Chief Executive Officer

/s/ STUART W. BOOTH
Stuart W. Booth Vice President and Chief Financial Officer