Form 10-Q
period 2005-03-26
CENTRAL GARDEN & PET CO
filed 2005-05-05
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 22, 2005	19,315,488
Class B Stock Outstanding as of April 22, 2005	1,654,462

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in our Form 10-K for the fiscal year ended September 25, 2004, including the factors described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	consolidation trends in the retail industry;

•	dependence on a few customers for a significant portion of each of our businesses;

•	uncertainty of our product innovations and marketing successes;

•	fluctuations in market prices for seeds and grains;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	adverse weather during the peak gardening season;

•	seasonality and fluctuations in our operating results and cash flows;

•	dependence upon our key executive officers;

•	potential environmental liabilities and product liability claims;

•	pending litigation and claims; and

•	costs and risks associated with Section 404 compliance.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 25, 2004	March 26, 2005
ASSETS
Current assets:
Cash and equivalents	$12,221	$10,701
Restricted investments	14,936	15,195
Accounts receivable (less allowance for doubtful accounts of $12,348 and $10,523)	183,979	237,044
Inventories	237,913	304,722
Prepaid expenses and other	15,811	21,919

Total current assets	464,860	589,581
Land, buildings, improvements and equipment—net	105,612	106,956
Goodwill	338,384	339,792
Deferred income taxes and other assets	51,341	70,803

Total	$960,197	$1,107,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,933	$137,791
Accrued expenses	64,948	82,613
Current portion of long-term debt	1,025	1,750

Total current liabilities	171,906	222,154
Long-term debt	304,775	366,950
Other long-term obligations	3,720	4,189
Convertible redeemable preferred stock	3,000	3,000
Shareholders’ equity:
Class B stock, $.01 par value: 1,654,462 shares outstanding	16	16
Common stock, $.01 par value: 32,515,220 and 33,050,147 shares issued and 18,772,970 and 19,294,938 shares outstanding at September 25, 2004 and March 26, 2005	325	330
Additional paid-in capital	555,436	567,008
Retained earnings	65,710	90,598
Deferred compensation	—	(3,352)
Treasury stock	(144,827)	(145,355)
Accumulated other comprehensive income	136	1,594

Total shareholders’ equity	476,796	510,839

Total	$960,197	$1,107,132

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 27, 2004	March 26, 2005	March 27, 2004	March 26, 2005
Net sales	$358,985	$378,854	$581,335	$644,430
Cost of goods sold and occupancy	246,959	251,980	407,238	431,515

Gross profit	112,026	126,874	174,097	212,915
Selling, general and administrative expenses	77,669	87,198	136,180	163,723

Income from operations	34,357	39,676	37,917	49,192
Interest expense	(4,459)	(5,610)	(8,564)	(10,908)
Interest income	123	107	322	210
Other income	985	1,974	270	1,654

Income before income taxes	31,006	36,147	29,945	40,148
Income taxes	12,162	13,775	11,746	15,260

Net income	$18,844	$22,372	$18,199	$24,888

Income per common share:
Basic	$0.94	$1.08	$0.91	$1.20

Diluted	$0.91	1.04	$0.88	$1.16

Weighted average shares used in the computation of income per common share:
Basic	20,030	20,760	19,939	20,658
Diluted	20,803	21,515	20,646	21,391

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 27, 2004	March 26, 2005
Cash flows from operating activities:
Net income	$18,199	$24,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,933	9,075
Amortization of deferred compensation	—	402
Change in assets and liabilities:
Receivables	(72,044)	(52,769)
Inventories	(23,272)	(66,523)
Prepaid expenses and other assets	1,169	(5,978)
Accounts payable	25,948	31,265
Accrued expenses	8,955	21,675
Other long-term obligations	(5)	469

Net cash used in operating activities	(32,117)	(37,496)

Cash flows from investing activities:
Additions to land, buildings, improvements and equipment	(6,348)	(9,940)
Businesses acquired, net of cash acquired	(76,290)	(21,347)
Restricted investments	(15,179)	(259)

Net cash used in investing activities	(97,817)	(31,546)

Cash flows from financing activities:
Borrowings on revolving line of credit	60,000	175,000
Repayments of revolving line of credit	—	(185,000)
Proceeds from issuance of long-term debt	—	75,000
Repayments of long-term debt	(526)	(525)
Proceeds from issuance of stock	5,424	3,348
Treasury stock repurchases	—	(528)

Net cash provided by financing activities	64,898	67,295

Effect of exchange rate changes on cash and equivalents	—	227

Net decrease in cash and equivalents	(65,036)	(1,520)
Cash and equivalents at beginning of period	77,604	12,221

Cash and equivalents at end of period	$12,568	$10,701

Supplemental information:
Cash paid for interest	$8,168	$10,423

Cash paid (refunds received) for income taxes—net	$(121)	$267

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended March 26, 2005

(unaudited)

1.	Basis of Presentation

The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of March 26, 2005, the condensed consolidated statements of operations for the three and six months ended March 27, 2004 and March 26, 2005 and the condensed consolidated statements of cash flows for the six months ended March 27, 2004 and March 26, 2005 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

For the Company’s foreign business in the UK, the local currency is the functional currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the period. Comprehensive income was $26.3 million for the period ended March 26, 2005 and includes net earnings of $24.9 million and foreign currency translation adjustments of $1.4 million that are excluded from net earnings but reported in accumulated other comprehensive income, a separate component of shareholders’ equity. Deferred taxes are not provided on translation gains and losses, because the Company expects earnings of its foreign subsidiary to be permanently reinvested. Transaction gains and losses are included in results of operations.

Due to the seasonal nature of the Company’s garden business, the results of operations for the three and six months ended March 26, 2005 and March 27, 2004 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2004 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission.

2.	Stock Plan Information

The Company has various non-qualified stock-based compensation programs, which provide for stock option grants and restricted stock awards. The fair value of restricted stock awards is recognized as deferred compensation at the time of the grant as a separate component of shareholders’ equity with amortization over the vesting period. Stock options may be granted to officers, key employees and directors. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby the options are granted at market price, and, therefore, no compensation costs are recognized. As required by Statement of Financial Accounting Standards No. 148 (SFAS No. 148), Accounting for Stock-Based Compensation-Transition and Disclosure, the Company has provided fair value based pro-forma disclosures in its interim financial statements.

If compensation expense for the Company’s various stock option plans had been determined based upon the projected fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s pro-forma net earnings, basic and diluted earnings per common share would have been as follows:

	Three Months Ended		Six Months Ended
	March 27, 2004	March 26, 2005	March 27, 2004	March 26, 2005
	(in thousands)		(in thousands)
Net income, as reported	$18,844	$22,372	$18,199	$24,888
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	(441)	(481)	(763)	(835)

Pro forma net income	$18,403	$21,891	$17,436	$24,053

Net income per common equivalent share:
Basic – as reported	$0.94	$1.08	$0.91	$1.20
Basic – pro forma	$0.92	$1.05	$0.87	$1.16
Diluted – as reported	$0.91	$1.04	$0.88	$1.16
Diluted – pro forma	$0.88	$1.02	$0.84	$1.12

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair-value of share-based payments. Upon adoption at the beginning of our next fiscal year, all employee stock option awards will be recognized as an expense in the Company’s statement of operations, typically over the related vesting period of the options. SFAS No. 123R requires use of fair value to measure share-based awards issued to employees, computed at the date of grant. Additionally, SFAS No. 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and included in the Company’s prior pro forma disclosures under SFAS No. 148.

The Company will adopt SFAS No. 123R at the beginning of fiscal year 2006, as required, and will adopt the standard using the modified prospective method requiring the Company to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards outstanding as of the date of adoption.

3.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for income from continuing operations:

	Three Months Ended March 26, 2005			Six Months Ended March 26, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income	$22,372	20,760	$1.08	$24,888	20,658	$1.20

Effect of dilutive securities:
Options to purchase common stock		566	(0.03)		562	(0.03)
Restricted shares		103	(0.01)		85	(0.01)
Convertible preferred stock		86	—		86	—

Diluted EPS:
Net income attributable to common shareholders	$22,372	21,515	$1.04	$24,888	21,391	$1.16

	Three Months Ended March 27, 2004			Six Months Ended March 27, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income	$18,844	20,030	$0.94	$18,199	19,939	$0.91
Effect of dilutive securities:
Options to purchase common stock		773	(0.03)		707	(0.03)

Diluted EPS:
Net income attributable to common shareholders	$18,844	20,803	$0.91	$18,199	20,646	$0.88

Options to purchase 1,996,946 shares of common stock at prices ranging from $7.54 to $45.45 per share were outstanding at March 26, 2005 and options to purchase 2,348,108 shares of common stock at prices ranging from $1.30 to $33.85 per share were outstanding at March 27, 2004. For the three month periods ended March 26, 2005 and March 27, 2004, options to purchase 22,480 and 42,310 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the six month periods ended March 26, 2005 and March 27, 2004, options to purchase 23,480 and 42,310 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Shares of common stock from the assumed conversion of the Company’s convertible preferred stock, issued in February 2004, totaling 86,404 were included in the computation of diluted EPS for the three and six month periods ended March 26, 2005.

4.	Business Acquired

In February 2005, the Company acquired Gulfstream Home & Garden, Inc., including its 20% equity interest in Tech Pac, L.L.C. (“Tech Pac”), for approximately $21 million in cash, with possible contingent performance based payments over the next ten years. Gulfstream is the exclusive marketer of the garden product brands Sevin(R), Over’n Out!(R), and RooTone(R) through its relationship with Tech Pac, a supplier of insect control products. The Company is in process of finalizing its allocation of the purchase price to the fair value of assets acquired. The consolidated financial statements include the results of Gulfstream from the date of acquisition.

5.	Segment Information

Management has determined that the reportable segments of the Company are Garden Products and Pet Products, based on the level at which the chief operating decision making group reviews the results of operations to make decisions regarding performance assessment and resource allocation.

	Three Months Ended		Six Months Ended
	March 27, 2004	March 26, 2005	March 27, 2004	March 26, 2005
	(in thousands)
Net sales:
Garden Products	$213,986	$220,447	$306,817	$329,264
Pet Products	144,999	158,407	274,518	315,166

Total net sales	$358,985	$378,854	$581,335	$644,430

Income from operations:
Garden Products	$26,874	$24,223	$23,964	$23,412
Pet Products	15,695	23,587	26,560	41,684
Corporate	(8,212)	(8,134)	(12,607)	(15,904)

Total income from operations	34,357	39,676	37,917	49,192

Interest expense—net	(4,336)	(5,503)	(8,242)	(10,698)
Other income	985	1,974	270	1,654
Income taxes	12,162	13,775	11,746	15,260

Net income	$18,844	$22,372	$18,199	$24,888

Depreciation and amortization:
Garden Products	$1,341	$1,450	$2,730	$2,907
Pet Products	2,788	2,962	5,854	5,750
Corporate	187	184	349	418

Total depreciation and amortization	$4,316	$4,596	$8,933	$9,075

	September 25, 2004	March 26, 2005
	(in thousands)
Assets:
Garden Products	$330,362	$428,636
Pet Products	245,212	265,544
Corporate	384,623	412,952

Total assets	$960,197	$1,107,132

Goodwill (included in corporate assets):
Garden Products	$165,506	$165,729
Pet Products	172,878	174,063

Total goodwill	$338,384	$339,792

6.	Contingencies

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

TFH Litigation. In December 1997, Central acquired all of the stock of TFH Publications, Inc. (“TFH”). In connection with the transaction, Central made a $10 million loan to the sellers (the “Axelrod Loan”), which was evidenced by a Promissory Note. In September 1998, the prior owners of TFH brought suit against Central and certain executives of Central for damages and relief from their obligations under the Promissory Note, alleging, among other things, that Central’s failure to properly supervise the TFH management team had jeopardized their prospects of achieving certain earnouts. Central believes that these allegations are without merit. Central counterclaimed against the prior owners for enforcement of the Promissory Note, rescission and/or damages and other relief, alleging, among other things, fraud, misrepresentation and breach of fiduciary duty by the prior owners of TFH. These actions, Herbert R. Axelrod and Evelyn Axelrod v. Central Garden & Pet Company; Glen S. Axelrod; Gary Hersch; William E. Brown; Robert B. Jones; Glenn Novotny; and Neill Hines, Docket No. MON-L-5100-99, and TFH Publications, Inc. v. Herbert Axelrod et al., Docket No. L-2127-99 (consolidated cases), are in the New Jersey Superior Court. The trial in this matter began on April 4, 2005 and is currently ongoing.

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

On April 12, 2004, one of the former owners of TFH, Herbert Axelrod, was indicted by a federal grand jury. The two-count federal indictment, which was based on actions taken by Herbert Axelrod before Central acquired TFH, charged Herbert Axelrod with conspiracy to defraud the United States Internal Revenue Service and aiding and abetting the filing of false tax returns by a former Vice President of TFH. In April 2004, Herbert Axelrod failed to appear for his arraignment, and a federal warrant was issued for his arrest. Subsequently, Herbert Axelrod was arrested in Germany and extradited to the United States. In December 2004, Herbert Axelrod pled guilty to a criminal charge of aiding and abetting the filing of a false income tax return. Herbert Axelrod is currently serving his sentence in jail for this crime. Central has information that Herbert Axelrod has liquidated and transferred assets out of the United States. The status of his assets has raised questions, which cannot presently be answered, about Central’s ability to collect on any of its claims against Herbert Axelrod or the Axelrod Loan. Central intends to continue pursuing its claims against Mr. Axelrod. If Central is unsuccessful in its claims against Mr. Axelrod regarding the Axelrod Loan or is unable to collect any judgment awarded, Central would be required to write-off the Axelrod Loan, which would result in a non-cash charge against its future earnings. The Axelrod Loan is currently carried on the financial statements of Central as an “Other Asset” in the amount of $10.2 million.

Scotts Litigation. On June 30, 2000, The Scotts Company filed suit against Central to collect the purchase price of certain lawn and garden products previously sold to Central. See The Scotts Company v. Central Garden & Pet Company, Docket No. C2 00-755 (U.S. Dist Ct. N.D. Ohio). Central filed its answer and a counter complaint asserting various claims for breaches of contracts.

In April 2002, trial occurred on the claims and counterclaims of the parties (excluding one oral contract claim that was severed from the remainder of the case). The net verdict was in favor of Scotts in the amount of $10.4 million which had previously been recorded as an obligation by the Company. Scotts and Central filed post-trial motions. In a March 20, 2003 order, the district court denied Scotts’ motion for attorneys’ fees, granted Scotts’ motion to set aside $750,000 of the jury amount awarded to Central, denied Central’s motion for a new trial, granted Central’s motion for prejudgment interest, and granted in part and denied in part Scotts’ motion for prejudgment interest. The court directed each party to re-determine the amount of their respective interest claims in light of the Court’s ruling and to submit their respective determinations. On July 11, 2003, the Court issued an order resolving the remaining prejudgment interest issues and directing the parties to submit calculations in accordance with its decision. Pursuant to this order, the Court awarded prejudgment interest to Scotts in the net amount of $2.8 million. On October 3, 2003, Central and Scotts settled the oral contract claim that had previously been severed from the remainder of the case. Pursuant to the settlement, Scotts reduced the judgment amount by $300,000. Central and Scotts appealed different aspects of the prior judgment and post-judgment orders. In connection with the appeal, Central paid approximately $15 million into an escrow account, which is reported as restricted investments in the accompanying balance sheets as of September 25 and March 26, 2005. On April 12, 2005, the Sixth Circuit Court of Appeals issued its decision affirming the district court’s decisions on all but two issues. The Sixth Circuit determined that the district court had erred in allowing Scotts to recover prejudgment interest at 18% rather than 10% as to a portion of its claim. The

Sixth Circuit also ruled that prejudgment interest accrued to the date of the revised judgment filed in September 2003 rather than the original judgment entered in May 2002. The case was remanded back to the district court for redetermination of the interest amount.

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

Interpet USA, LLC

Four Paws Products Ltd.

Grant Laboratories, Inc.

Gulfstream Home & Garden, Inc.

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended March 26, 2005 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$153,813	$281,512	$(56,471)	$378,854
Cost of products sold and occupancy	115,627	192,824	(56,471)	251,980

Gross profit	38,186	88,688	—	126,874
Selling, general and administrative expenses	31,613	55,585	—	87,198

Income from operations	6,573	33,103	—	39,676
Interest – net	(5,555)	52	—	(5,503)
Other income	992	982	—	1,974

Income before income taxes	2,010	34,137	—	36,147
Income taxes	(772)	(12,988)	(15)	(13,775)

Net income (loss)	1,238	21,149	(15)	22,372
Equity in undistributed income of guarantor subsidiaries	21,134	—	(21,134)	—

Net income (loss)	$22,372	$21,149	$(21,149)	$22,372

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended March 27, 2004 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$118,375	$267,771	$(27,161)	$358,985
Cost of products sold and occupancy	86,470	187,069	(26,580)	246,959

Gross profit	31,905	80,702	(581)	112,026
Selling, general and administrative expenses	29,216	48,453	—	77,669

Income (loss) from operations	(2,689)	32,249	(581)	34,357
Interest – net	(4,284)	(52)	—	(4,336)
Other income	203	782	—	985

Income (loss) before income taxes	(1,392)	32,979	(581)	31,006
Income taxes	546	(12,936)	228	(12,162)

Net income (loss)	(846)	20,043	(353)	18,844
Equity in undistributed income of guarantor subsidiaries.	19,690	—	(19,690)	—

Net income (loss)	$18,844	$20,043	$(20,043)	$18,844

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Six Months Ended March 26, 2005 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$246,076	$473,098	$(74,744)	$644,430
Cost of products sold and occupancy	181,524	324,735	(74,744)	431,515

Gross profit	64,552	148,363	—	212,915
Selling, general and administrative expenses	57,411	106,312	—	163,723

Income from operations	7,141	42,051	—	49,192
Interest – net	(10,864)	166	—	(10,698)
Other income (expense)	587	1,067	—	1,654

Income (loss) before income taxes	(3,136)	43,284	—	40,148
Income taxes	1,194	(16,439)	(15)	(15,260)

Net income (loss)	(1,942)	26,845	(15)	24,888
Equity in undistributed income of guarantor subsidiaries	26,840	—	(26,840)	—

Net income (loss)	$24,898	$26,845	$(26,855)	$24,888

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Six Months Ended March 27, 2004 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$195,688	$428,982	$(43,335)	$581,335
Cost of products sold and occupancy	143,740	306,075	(42,577)	407,238

Gross profit	51,948	122,907	(758)	174,097
Selling, general and administrative expenses	51,200	84,980	—	136,180

Income (loss) from operations	748	37,927	(758)	37,917
Interest – net	(8,308)	66	—	(8,242)
Other income (expense)	(361)	631	—	270

Income (loss) before income taxes	(7,921)	38,624	(758)	29,945
Income taxes	3,107	(15,150)	297	(11,746)

Net income (loss)	(4,814)	23,474	(461)	18,199
Equity in undistributed income of guarantor subsidiaries.	23,013	—	(23,013)	—

Net income (loss)	$18,199	$23,474	$(23,474)	$18,199

	CONSOLIDATING CONDENSED BALANCE SHEET March 26, 2005 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$5,083	$5,618	$—	$10,701
Restricted investments	15,195	—	—	15,195
Accounts receivable	71,961	184,089	(19,006)	237,044
Inventories	95,577	209,145	—	304,722
Prepaid expenses and other	13,936	7,983	—	21,919

Total current assets	201,752	406,835	(19,006)	589,581
Land, buildings, improvements and equipment, net	10,846	96,110	—	106,956
Goodwill	339,792	—	—	339,792
Investment in guarantor subsidiaries	404,469	—	(404,469)	—
Deferred income taxes and other assets	48,386	38,954	(16,537)	70,803

Total	$1,005,245	$541,899	$(440,012)	$1,107,132

LIABILITIES
Accounts payable	$85,025	$71,772	$(19,006)	$137,791
Accrued expenses and other current liabilities	38,280	46,083	—	84,363

Total current liabilities	123,305	117,855	(19,006)	222,154
Long-term debt	366,950	—	—	366,950
Other long-term obligations	1,151	19,575	(16,537)	4,189
Convertible redeemable preferred stock	3,000	—	—	3,000
Shareholders’ equity	510,839	404,469	(404,469)	510,839

Total	$1,005,245	$541,899	$(440,012)	$1,107,132

	CONSOLIDATING CONDENSED BALANCE SHEET September 27, 2004 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$5,028	$7,193	$—	$12,221
Restricted investments	14,936	—	—	14,936
Accounts receivable	50,540	146,388	(12,949)	183,979
Inventories	67,420	170,493	—	237,913
Prepaid expenses and other	8,291	7,520	—	15,811

Total current assets	146,215	331,594	(12,949)	464,860
Land, buildings, improvements and equipment, net	10,376	95,236	—	105,612
Goodwill	338,384	—	—	338,384
Investment in guarantor subsidiaries	319,403	—	(319,403)	—
Deferred income taxes and other assets	49,735	18,143	(16,537)	51,341

Total	$864,113	$444,973	$(348,889)	$960,197

LIABILITIES
Accounts payable	$56,360	$62,522	$(12,949)	$105,933
Accrued expenses and other current liabilities	22,364	43,609	—	65,973

Total current liabilities	78,724	106,131	(12,949)	171,906
Long-term debt	304,775	—	—	304,775
Other long-term obligations	818	19,439	(16,537)	3,720
Convertible redeemable preferred stock	3,000	—	—	3,000
Shareholders’ equity	476,796	319,403	(319,403)	476,796

Total	$864,113	$444,973	$(348,889)	$960,197

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Six Months Ended March 26, 2005 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$40,346	$(50,987)	$(26,855)	$(37,496)

Expenditures for land, buildings, improvements and equipment	(2,387)	(7,553)	—	(9,940)
Businesses acquired	(21,347)	—	—	(21,347)
Investments	(259)	—	—	(259)
Investment in guarantor subsidiaries	(83,618)	56,763	26,855	—

Net cash provided (used) by investing activities	(107,611)	49,210	26,855	(31,546)

Repayments on revolving line of credit	(10,000)	—	—	(10,000)
Payments on long-term debt	(500)	(25)	—	(525)
Proceeds from issuance of long-term debt	75,000	—	—	75,000
Proceeds from issuance of stock	3,348	—	—	3,348
Payments to reacquire stock	(528)	—	—	(528)

Net cash provided (used) by financing activities	67,320	(25)	—	67,295

Effect of exchange rates on cash	—	227	—	227
Net increase (decrease) in cash and equivalents	55	(1,575)	—	(1,520)
Cash and equivalents at beginning of period	5,028	7,193	—	12,221

Cash and equivalents at end of period	$5,083	$5,618	$—	$10,701

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Six Months Ended March 27, 2004 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$33,859	$(42,502)	$(23,474)	$(32,117)

Expenditures for land, buildings, improvements and equipment	(1,336)	(5,012)	—	(6,348)
Businesses acquired	(76,290)	—	—	(76,290)
Investments	(15,179)	—	—	(15,179)
Investment in guarantor subsidiaries	(72,030)	48,556	23,474	—

Net cash provided (used) by investing activities	(164,835)	43,544	23,474	(97,817)

Borrowings on revolving line of credit	60,000	—	—	60,000
Payments on long-term debt	(500)	(26)	—	(526)
Proceeds from issuance of stock	5,424	—	—	5,424

Net cash provided (used) by financing activities	64,924	(26)	—	64,898

Net increase (decrease) in cash and equivalents	(66,052)	1,016	—	(65,036)
Cash and equivalents at beginning of period	76,354	1,250	—	77,604

Cash and equivalents at end of period	$10,302	$2,266	$—	$12,568

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

Acquisition of Gulfstream

In February 2005, we acquired Gulfstream Home & Garden, Inc. and its 20% equity interest in Tech Pac, L.L.C. (“Tech Pac”), for approximately $21 million in cash, with possible contingent performance based payments over the next ten years. Gulfstream is the exclusive marketer of the garden product brands Sevin(R), Over’n Out!(R), and RooTone(R) through its relationship with Tech Pac, a supplier of insect control products. The Company is in process of finalizing its allocation of the purchase price to the fair value of assets acquired. The consolidated financial statements include the results of Gulfstream from the date of acquisition.

Additional Borrowings

In February 2005, we exercised an option contained in our credit agreement to borrow an additional $75 million under our six year term loan. The total outstanding borrowings after the draw down under the term loan was approximately $173.5 million. The proceeds from the incremental term loan were initially used to pay down outstanding borrowings under our $125 million revolving credit facility as well as provide liquidity to fund seasonal working capital requirements and the Company’s growth strategy. The term loan is payable in quarterly installments of $437,500 with the remaining balance payable in May 2009.

New Accounting Pronouncements

Accounting for Stock-Based Compensation

We currently measure compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense. We have elected to follow APB Opinion No. 25 because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair-value of share-based payments. Upon adoption, all employee stock option awards will be recognized as an expense in our statement of operations, typically, over the related vesting period of the options. SFAS No. 123R requires use of fair value to measure share-based awards issued to employees, computed at the date of grant. Additionally, SFAS No. 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and included in the Company’s prior period pro forma disclosures under SFAS No. 148.

SFAS 123R was originally effective for reporting periods that began after June 15, 2005. In April 2005, the SEC announced the adoption of a new rule allowing companies to implement SFAS 123R at the beginning of their next fiscal year that begins after June 15, 2005. We will adopt SFAS No. 123R effective September 25, 2005, as required, and will adopt the standard using the modified prospective method requiring us to record compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards outstanding as of the date of adoption.

We will recognize substantially more compensation expense in future periods as a result of adopting SFAS No. 123R and expensing the calculated fair value of employee stock options. Based on employee stock options outstanding at March 26, 2005, we will record additional compensation expense of approximately $2 million, impacting fully diluted earnings per share by approximately $0.07 per share for the 2006 fiscal year. Grants subsequent to March 26, 2005 and during fiscal 2006 would have further impact on fully diluted earnings per share.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29 (SFAS 153). The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We do not believe that the adoption of SFAS 153 will have a material impact on our results of operations or financial position.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 25, 2004.

Results of Operations

Three Months Ended March 26, 2005

Compared with Three Months Ended March 27, 2004

Net sales for the three months ended March 26, 2005 increased $19.9 million, or 5.5%, to $378.9 million from $359.0 million for the three months ended March 27, 2004. Pet Products’ net sales increased $13.4 million, or 9.2%, to $158.4 million for the three months ended March 26, 2005 from $145.0 million in the comparable fiscal 2004 period. Garden Products’ net sales increased $6.5 million, or 3.0%, to $220.5 million for the three months ended March 26, 2005 from $214.0 million in the comparable fiscal 2004 period. Our branded product sales increased $23.3 million and sales of other manufacturers’ products decreased $3.4 million. Our Pet Products’ branded product sales increased $10.7 million which was due primarily to $13.6 million from recent acquisitions partially offset by decreased sales of organic branded products due to a focus on accounts and products that met certain profitability thresholds. Our Garden Products’ branded product sales increased $12.6 million due primarily to the increased sales from our recent acquisitions New England Pottery and Gulfstream.

Gross profit for the three months ended March 26, 2005 increased $14.9 million, or 13.3%, to $126.9 million from $112.0 million for the three months ended March 27, 2004. Gross profit increased $3.7 million in Garden Products and $11.2 million in Pet Products. Gross profit as a percentage of net sales increased to 33.5% for the three months ended March 26, 2005, from 31.2% for the three months ended March 27, 2004, as both Garden Products’ and Pet Products’ margins improved. The margin improvements were due primarily to contributions from acquisitions in the past year of approximately $12 million, sales of branded products and improvement in our grass seed operations.

Selling, general and administrative expenses increased $9.6 million, or 12.4%, from $77.6 million for the three months ended March 27, 2004 to $87.2 million for the three months ended March 26, 2005. As a percentage of net sales, selling, general and administrative expenses increased to 23.0% for the three months ended March 26, 2005, compared to 21.6% in the comparable prior year period.

Selling and delivery expenses increased $7.0 million, or 18.8%, from $37.3 million for the three months ended March 27, 2004 to $44.3 million for the three months ended March 26, 2005. The increase was primarily attributable to $4.9 million from acquisitions made subsequent to the second quarter of fiscal 2004, and approximately $0.7 from increased fuel costs.

Facilities expense remained relatively flat, increasing $0.1 million to $3.1 million for the three months ended March 26, 2005 from $3.0 million for the three months ended March 27, 2004.

Warehouse and administrative expenses increased $2.5 million, or 6.7%, from $37.3 million for the three months ended March 27, 2004 to $39.8 million for the three months ended March 26, 2005. The increase was primarily related to $3.5 million of expenses from acquired businesses and $1.1 million of professional fees for Sarbanes-Oxley compliance partially offset by a decrease of $1.1 million in litigation expenses and savings from closed facilities.

Net interest expense for the three months ended March 26, 2005 increased $1.2 million, or 27.9%, to $5.5 million from $4.3 million for the three months ended March 27, 2004. The increase was due primarily to increased average long-term debt balances during the fiscal 2005 quarter as compared to the prior year quarter, as a result of acquisitions made subsequent to the second quarter of fiscal 2004 and to slightly higher interest rates on our floating rate debt.

Other income increased $1.0 million to $2.0 million for the quarter ended March 26, 2005 from $1.0 million for the quarter ended March 27, 2004. Other income represents income from equity method investments. The increase was primarily related to one of our equity method investments being positively impacted by sales in the current quarter, originally expected throughout the fiscal year, due to a change in the buying pattern of a customer.

Our effective income tax rate for the quarter ended March 26, 2005 was 38.1% compared with 39.2% for the quarter ended March 27, 2004. The lower rate in 2005 reflects decreased state income taxes and the impact of non-US tax rates at our U.K. based subsidiary.

Six Months Ended March 26, 2005

Compared with Six Months Ended March 27, 2004

Net sales for the six months ended March 26, 2005 increased $63.1 million, or 10.9%, to $644.4 million from $581.3 million for the six months ended March 27, 2004. Pet Products’ net sales increased $40.7 million, or 14.8%, to $315.2 million for the six months ended March 26, 2005 from $274.5 million in the comparable fiscal 2004 period. Garden Products’ net sales increased $22.4 million, or 7.3%, to $329.2 million for the six months ended March 26, 2005 from $306.8 million in the comparable fiscal 2004 period. Our branded product sales increased $61.8 million and sales of other manufacturers’ products increased $1.3 million. Our Pet Products’ branded product sales increased $33.4 million of which approximately $27 million related to acquisitions and approximately $6 million related to increased organic brand sales. Our Garden Products’ branded product sales increased $28.4 million due primarily to sales from New England Pottery, which was acquired in February 2004.

Gross profit for the six months ended March 26, 2005 increased $38.8 million, or 22.3%, to $ 212.9 million from $174.1 million for the six months ended March 27, 2004. Gross profit increased $13.4 million in Garden Products and $25.4 million in Pet Products. Gross profit as a percentage of net sales increased to 33.0% for the six months ended March 26, 2005, from 29.9% for the six months ended March 27, 2004, as both Garden Products’ and Pet Products’ margins improved. The margin improvements were due primarily to the contributions from our fiscal year 2004 acquisitions of approximately $13 million, increased grass seed margins of approximately $2 million resulting from focusing on higher profit product and the resulting flow through of our organic sales increase.

Selling, general and administrative expenses increased $27.5 million, or 20.2%, from $136.2 million for the six months ended March 27, 2004 to $163.7 million for the six months ended March 26, 2005. As a percentage of net sales, selling, general and administrative expenses increased to 25.4% for the six months ended March 26, 2005, compared to 23.4% in the comparable prior year period.

Selling and delivery expenses increased $15.9 million, or 24.2%, from $65.8 million for the six months ended March 27, 2004 to $81.7 million for the six months ended March 26, 2005. The increase was primarily attributable to $10 million from acquisitions subsequent to the second quarter of fiscal 2004 and approximately $1 million from increased fuel costs.

Facilities expense increased $0.4 million to $5.9 million for the six months ended March 26, 2005 from $5.5 million for the six months ended March 27, 2004. The increase was primarily related to our fiscal 2004 acquisitions.

Warehouse and administrative expenses increased $11.2 million, or 17.3%, from $64.9 million for the six months ended March 27, 2004 to $76.1 million for the six months ended March 26, 2005. Approximately $9 million of the increase was due to recent acquisitions and $2 million to increased Sarbanes-Oxley professional fees partially offset by a $1 million decrease in legal costs.

Net interest expense for the six months ended March 26, 2005 increased $2.4 million, or 28.9%, to $10.7 million from $8.3 million for the six months ended March 26, 2004. The increase was due primarily to an approximately $50 million increased average total long-term debt balances during the fiscal 2005 period as compared to the prior year period, resulting from acquisitions that were made subsequent to the first quarter of fiscal 2004, and slightly higher interest rates on our floating rate debt.

Other income increased $1.4 million to $1.7 million for the six months ended March 26, 2005 from $0.3 million for the six months ended March 27, 2004. Other income represents income from equity method investments. The increase was primarily related to one of our equity method investments being positively impacted by sales in the second fiscal quarter, originally expected throughout fiscal year 2005, due to a change in the buying pattern of a customer.

Our effective income tax rate for the six months ended March 26, 2005 was 38.0% compared with 39.2% for the six months ended March 27, 2004. The lower rate reflects decreased state income taxes and the impact of non-US tax rates at our U.K. based subsidiary.

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

The primary uses of cash and equivalents for the six months ended March 26, 2005 were $37.5 million in cash used in operating activities and $31.5 million used in investing activities partially offset by $67.3 million of cash provided by financing activities. Net cash used in investing activities decreased $66.3 million from the prior year due to $15 million paid into an escrow account in the prior fiscal year, which is classified as restricted investments on the balance sheet, in connection with our appeal in the Scotts litigation and a $55 million decrease in cash for completed acquisitions. Net cash provided by financing activities increased $2.4 million, both periods included significant borrowings by the company to finance seasonal working capital needs and to fund acquisitions.

At March 26, 2005, our total debt was $368.7 million versus $312.3 million at March 27, 2004, resulting from borrowings on our credit facility to finance our acquisitions in fiscal 2004 subsequent to the second quarter.

We currently maintain a $300 million senior secured credit facility consisting of a $125 million revolving credit facility maturing in May 2008 and a $175 million term loan maturing in May 2009. Interest on the term loan is based on a rate equal to LIBOR + 1.75% or the prime rate plus 0.25%, at our option. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from (0.25)% to 0.75% or LIBOR plus a margin which fluctuates from 1.25% to 2.25%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. In February 2005, we exercised an option contained in our credit agreement to borrow an additional $75 million under our six year term loan. The total outstanding borrowings after the draw down under the term loan was approximately $173.5 million. The term loan is payable in quarterly installments of $437,500 with the balance payable in May 2009. This facility is secured by essentially all of our assets, contains certain financial covenants requiring maintenance of minimum levels of interest coverage and maximum levels of senior debt to EBITDA and total debt to EBITDA, and restricts our ability to make treasury stock purchases and pay dividends. We were in compliance with all financial covenants as of March 26, 2005. This facility also requires the lenders’ prior written consent to any material investments in or acquisitions of a business. The balance outstanding at March 26, 2005 under the $125 million revolving credit facility was $45.0 million, and the remaining available borrowing capacity was $72.2 million, with $7.8 million outstanding under certain letters of credit.

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

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 25, 2004.

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

(b) Changes in internal controls. There were no significant changes in our internal controls during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information on our material legal proceedings, you should read Note 6 “Contingencies” to the unaudited condensed consolidated financial statements in Part I – Item 1 of this report.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was held on February 7, 2005.

(b)	The following directors were elected at the meeting:

William E. Brown

Glenn W. Novotny

Brooks M. Pennington III

John B. Balousek

David N. Chichester

Alfred A. Piergallini

Bruce A. Westphal

Set forth below is the tabulation with respect to the matter voted on at the meeting:

	For	Against or Withheld
William E. Brown
Common	10,370,010	7,316,416
Class B	16,026,590	0
Glenn W. Novotny
Common	10,394,210	7,292,216
Class B	16,026,590	0
Brooks M. Pennington
Common	10,133,649	7,552,777
Class B	16,026,590	0
John B. Balousek
Common	15,245,547	2,440,879
Class B	16,026,590	0
David Chichester
Common	15,745,127	1,941,299
Class B	16,026,590	0
Alfred A. Piergalliini
Common	15,593,817	2,092,609
Class B	16,026,590	0
Bruce A. Westphal
Common	15,006,606	2,679,820
Class B	16,026,590	0

(c)	The Amendment of the 2003 Omnibus Equity Incentive Plan to increase the numbers of shares authorized for issuance thereunder by 3,300,000 was approved at the meeting.

Set forth below is the tabulation with respect to the matter voted on at the meeting:

For	3,150,694	15,788,079
Against	13,034,945	—
Abstain	8,341	—
Broker non-vote	1,492,446	—

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: May 5, 2005

/s/ GLENN W. NOVOTNY
Glenn W. Novotny
President and Chief Executive Officer

/s/ STUART W. BOOTH
Stuart W. Booth
Vice President and Chief Financial Officer