Form 10-Q
period 2005-06-25
CENTRAL GARDEN & PET CO
filed 2005-08-04
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes  ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 22, 2005	19,349,425
Class B Stock Outstanding as of July 22, 2005	1,654,462

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

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 25, 2004	June 25, 2005
ASSETS
Current assets:
Cash and equivalents	$12,221	$9,910
Restricted investments	14,936	15,327
Accounts receivable (less allowance for doubtful accounts of $12,348 and $11,238 )	183,979	207,108
Inventories	237,913	277,381
Prepaid expenses and other	15,811	21,016

Total current assets	464,860	530,742
Land, buildings, improvements and equipment—net	105,612	112,255
Goodwill	338,384	362,923
Deferred income taxes and other assets	51,341	69,802

Total	$960,197	$1,075,722

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,933	$99,896
Accrued expenses	64,948	88,524
Current portion of long-term debt	1,025	1,772

Total current liabilities	171,906	190,192
Long-term debt	304,775	343,669
Other long-term obligations	3,720	4,182
Convertible redeemable preferred stock	3,000	3,000
Shareholders’ equity:
Class B stock, $.01 par value: 1,654,462 shares outstanding	16	16
Common stock, $.01 par value: 32,515,220 and 33,055,020 shares issued and 18,772,970 and 19,299,811 shares outstanding at September 25, 2004 and June 25, 2005	325	331
Additional paid-in capital	555,436	570,832
Retained earnings	65,710	112,781
Deferred compensation	—	(4,584)
Treasury stock	(144,827)	(145,355)
Accumulated other comprehensive income	136	658

Total shareholders’ equity	476,796	534,679

Total	$960,197	$1,075,722

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 25, 2005	June 26, 2004	June 25, 2005
Net sales	$374,431	$413,193	$955,766	$1,057,623
Cost of goods sold and occupancy	256,506	282,941	663,744	714,456

Gross profit	117,925	130,252	292,022	343,167
Selling, general and administrative expenses	86,183	92,037	222,363	255,760

Income from operations	31,742	38,215	69,659	87,407
Interest expense	(4,959)	(6,130)	(13,523)	(17,038)
Interest income	89	127	411	337
Other income	1,665	2,939	1,935	4,593

Income before income taxes	28,537	35,151	58,482	75,299
Income taxes	10,596	12,968	22,342	28,228

Net income	$17,941	$22,183	$36,140	$47,071

Income per common share:
Basic	$0.89	$1.06	$1.81	$2.27

Diluted	$0.86	$1.03	$1.74	$2.19

Weighted average shares used in the computation of income per common share:
Basic	20,086	20,890	19,968	20,735
Diluted	20,974	21,603	20,753	21,454

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 26, 2004	June 25, 2005
Cash flows from operating activities:
Net income	$36,140	$47,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,625	14,161
Amortization of deferred compensation	—	629
Change in assets and liabilities (excluding effects of businesses acquired):
Receivables	(21,183)	(15,886)
Inventories	(2,578)	(28,147)
Prepaid expenses and other assets	902	(6,746)
Accounts payable	(5,023)	(8,988)
Accrued expenses	21,896	27,761
Other long-term obligations	(21)	462

Net cash provided by operating activities	43,758	30,317

Cash flows from investing activities:
Additions to land, buildings, improvements and equipment	(10,503)	(13,425)
Businesses acquired, net of cash acquired	(122,926)	(61,562)
Restricted investments	(15,307)	(391)

Net cash used in investing activities	(148,736)	(75,378)

Cash flows from financing activities:
Repayments on revolving line of credit	(51,823)	(271,000)
Borrowings on revolving line of credit	91,823	236,000
Proceeds from issuance of long-term debt	—	75,000
Repayments of long-term debt	(777)	(966)
Proceeds from issuance of stock	6,075	4,140
Treasury stock repurchases	—	(528)

Net cash provided by financing activities	45,298	42,646

Effect of exchange rate changes on cash and equivalents	287	104

Net decrease in cash and equivalents	(59,393)	(2,311)
Cash and equivalents at beginning of period	77,604	12,221

Cash and equivalents at end of period	$18,211	$9,910

Supplemental information:
Cash paid for interest	$9,795	$13,197

Cash paid for income taxes—net	$8,323	$12,369

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended June 25, 2005

(unaudited)

1.	Basis of Presentation

The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of June 25, 2005, the condensed consolidated statements of operations for the three and nine months ended June 26, 2004 and June 25, 2005 and the condensed consolidated statements of cash flows for the nine months ended June 26, 2004 and June 25, 2005 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

For the Company’s foreign business in the UK, the local currency is the functional currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the period. Comprehensive income was $47.6 million for the nine month period ended June 25, 2005 and includes net earnings of $47.1 million and foreign currency translation adjustments of $0.5 million that are excluded from net earnings but reported in accumulated other comprehensive income, a separate component of shareholders’ equity. Deferred taxes are not provided on translation gains and losses, because the Company expects earnings of its foreign subsidiary to be permanently reinvested. Transaction gains and losses are included in results of operations.

Due to the seasonal nature of the Company’s garden business, the results of operations for the three and nine months ended June 25, 2005 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2004 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission.

2.	Stock Plan Information

The Company has various non-qualified stock-based compensation programs, which provide for stock option grants and restricted stock awards. The fair value of restricted stock awards is recognized as deferred compensation at the time of the grant as a separate component of shareholders’ equity with amortization over the vesting period. Stock options may be granted to officers, key employees and directors. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby the options are granted at market price, and, therefore, no compensation expenses are recognized. As required by Statement of Financial Accounting Standards No. 148 (SFAS No. 148), Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, the Company has provided fair value based pro-forma disclosures in its interim financial statements.

If compensation expense for the Company’s various stock option plans had been determined based upon the projected fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s pro-forma net earnings, basic and diluted earnings per common share would have been as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 25, 2005	June 26, 2004	June 25, 2005
	(in thousands)		(in thousands)
Net income, as reported	$17,941	$22,183	$36,140	$47,071
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	(447)	(494)	(1,210)	(1,331)

Pro forma net income	$17,494	$21,689	$34,930	$45,740

Net income per common equivalent share:
Basic – as reported	$0.89	$1.06	$1.81	$2.27
Basic – pro forma	$0.87	$1.04	$1.75	$2.21
Diluted – as reported	$0.86	$1.03	$1.74	$2.19
Diluted – pro forma	$0.83	$1.00	$1.68	$2.13

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

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations:

	Three Months Ended June 25, 2005			Nine Months Ended June 25, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income	$22,183	20,890	$1.06	$47,071	20,735	$2.27
Effect of dilutive securities:
Options to purchase common stock		498	(0.02)		533	(0.06)
Restricted shares		129	(0.01)		100	(0.01)
Convertible preferred stock		86	—		86	(0.01)

Diluted EPS:
Net income attributable to common shareholders	$22,183	21,603	$1.03	$47,071	21,454	$2.19

	Three Months Ended June 26, 2004			Nine Months Ended June 26, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income	$17,941	20,086	$0.89	$36,140	19,968	$1.81
Effect of dilutive securities:
Options to purchase common stock		802	(0.03)		747	(0.07)
Convertible preferred stock		86	—		38	—

Diluted EPS:
Net income attributable to common shareholders	$17,941	20,974	$0.86	$36,140	20,753	$1.74

Options to purchase 1,873,103 shares of common stock at prices ranging from $7.54 to $48.14 per share were outstanding at June 25, 2005 and options to purchase 2,238,380 shares of common stock at prices ranging from $1.30 to $38.41 per share were outstanding at June 26, 2004. For the three month periods ended June 25, 2005 and June 26, 2004, options to purchase 7,800 and 7,500 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the nine month periods ended June 25, 2005 and June 26, 2004, options to purchase 30,680 and 52,310 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Shares of common stock from the assumed conversion of the Company’s convertible preferred stock, issued in February 2004, were also included in the computation of diluted EPS for the three and nine month periods ended June 25, 2005, and June 26, 2004.

4.	Businesses Acquired

In May 2005, the Company acquired Pets International, Ltd., for approximately $35 million in cash, with possible contingent performance based payments over the next seven months. Pets International is a leading supplier of innovative small animal and specialty pet supplies including homes, habitats, exercise toys, feeding devices, chews and other care and maintenance products marketed under the proprietary brand name “Super Pet®.” The Company has not yet finalized its allocation of the purchase price to the fair value of assets acquired. The consolidated financial statements include the operating results of Pets International, Ltd. from the date of acquisition.

In April 2005, the Company acquired the remaining 60% of Cedar Works, LLC (“Cedar Works”), for approximately $4.5 million in cash. The Company previously acquired its 40% interest in November 1999 which had been accounted for as an equity method investment. Cedar Works is primarily engaged in the manufacture and sale of bird feeders, bird homes and mailboxes. The Company has not yet finalized its allocation of the purchase price to the fair value of assets acquired. The consolidated financial statements include the operating results of Cedar Works from the date of acquisition.

In February 2005, the Company acquired Gulfstream Home & Garden, Inc. (“Gulfstream”), including its 20% equity interest in Tech Pac, LLC (“Tech Pac”), for approximately $21 million in cash, with possible contingent performance based payments over the next ten years. Gulfstream is the exclusive marketer of the garden product brands Sevin(R), Over’n Out!(R), and RooTone(R) through its relationship with Tech Pac, a supplier of insect control products. The Company has not yet finalized its allocation of the purchase price to the fair value of assets acquired. The consolidated financial statements include the results of Gulfstream from the date of acquisition.

5.	Segment Information

Management has determined that the reportable segments of the Company are Garden Products and Pet Products, based on the level at which the chief operating decision making group reviews the results of operations to make decisions regarding performance assessment and resource allocation.

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 25, 2005	June 26, 2004	June 25, 2005
	(in thousands)
Net sales:
Garden Products	$228,568	$249,771	$535,385	$579,035
Pet Products	145,863	163,422	420,381	478,588

Total net sales	374,431	413,193	955,766	1,057,623

Income from operations:
Garden Products	16,716	21,402	40,680	44,814
Pet Products	19,654	23,580	46,214	65,264
Corporate	(4,628)	(6,767)	(17,235)	(22,671)

Total income from operations	31,742	38,215	69,659	87,407

Interest expense—net	(4,870)	(6,003)	(13,112)	(16,701)
Other income	1,665	2,939	1,935	4,593
Income taxes	(10,596)	(12,968)	(22,342)	(28,228)

Net income	$17,941	$22,183	$36,140	$47,071

Depreciation and amortization:
Garden Products	$1,463	$1,775	$4,193	$4,682
Pet Products	2,968	3,127	8,822	8,877
Corporate	261	184	610	602

Total depreciation and amortization	$4,692	$5,086	$13,625	$14,161

	September 25, 2004	June 25, 2005
	(in thousands)
Assets:
Garden Products	$330,362	$354,924
Pet Products	245,212	274,324
Corporate	384,623	446,474

Total assets	$960,197	$1,075,722

Goodwill (included in corporate assets):
Garden Products	$165,506	$164,634
Pet Products	172,878	198,289

Total goodwill	$338,384	$362,923

6.	Contingencies

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

On April 12, 2004, one of the former owners of TFH, Herbert Axelrod, was indicted by a federal grand jury. The two-count federal indictment, which was based on actions taken by Herbert Axelrod before Central acquired TFH, charged Herbert Axelrod with conspiracy to defraud the United States Internal Revenue Service and aiding and abetting the filing of false tax returns by a former Vice President of TFH. In April 2004, Herbert Axelrod failed to appear for his arraignment, and a federal warrant was issued for his arrest. Subsequently, Herbert Axelrod was arrested in Germany and extradited to the United States. In December 2004, Herbert Axelrod pled guilty to a criminal charge of aiding and abetting the filing of a false income tax return. Herbert Axelrod is currently serving his sentence in jail for this crime. Central has information that Herbert Axelrod has liquidated and transferred assets out of the United States. The status of his assets has raised questions, which cannot presently be answered, about Central’s ability to collect on any of its claims against Herbert Axelrod or the Axelrod Loan. Central intends to continue pursuing its claims against Mr. Axelrod. If Central is unsuccessful in its claims against Mr. Axelrod regarding the Axelrod Loan or is unable to collect any judgment awarded, Central would be required to write off the Axelrod Loan, which would result in a non-cash charge against its future earnings. The Axelrod Loan of $10.2 million is included in Other Assets in the consolidated financial statements of Central.

Scotts Litigation. On June 30, 2000, The Scotts Company filed suit against Central to collect the purchase price of certain lawn and garden products previously sold to Central. See The Scotts Company v. Central Garden & Pet Company, Docket No. C2 00-755 (U.S. Dist Ct. N.D. Ohio). Central filed its answer and a counter complaint asserting various claims for breaches of contracts.

In April 2002, trial occurred on the claims and counterclaims of the parties (excluding one oral contract claim that was severed from the remainder of the case). The net verdict was in favor of Scotts in the amount of $10.4 million which had previously been recorded as an obligation by the Company. Scotts and Central filed post-trial motions. In a March 20, 2003 order, the district court denied Scotts’ motion for attorneys’ fees, granted Scotts’ motion to set aside $750,000 of the jury amount awarded to Central, denied Central’s motion for a new trial, granted Central’s motion for prejudgment interest, and granted in part and denied in part Scotts’ motion for prejudgment interest. The court directed each party to re-determine the amount of their respective interest claims in light of the Court’s ruling and to submit their respective determinations. On July 11, 2003, the Court issued an order resolving the remaining prejudgment interest issues and directing the parties to submit calculations in accordance with its decision. Pursuant to this order, the Court awarded prejudgment interest to Scotts in the net amount of $2.8 million. On October 3, 2003, Central and Scotts settled the oral contract claim that had previously been severed from the remainder of the case. Pursuant to the settlement, Scotts reduced the judgment amount by $300,000. Central and Scotts appealed different aspects of the prior judgment and post-judgment orders. In connection with the appeal, Central paid approximately $15 million into an escrow account, which is reported as restricted investments in the accompanying balance sheets as of September 25, 2004 and June 25, 2005. On April 12, 2005, the Sixth Circuit Court of Appeals issued its decision affirming the district court’s decisions on all but two issues. The Sixth Circuit determined that the district court had erred in allowing Scotts to recover prejudgment interest at 18% rather than 10% as to a portion of its claim. The Sixth Circuit also ruled that prejudgment interest accrued to the date of the revised judgment filed in September 2003 rather than the original judgment entered in May 2002. The case was remanded back to the district court for redetermination of the interest amount. In July 2005, the Company and Scotts reached agreement on the amount due, and all litigation with Scotts has now been resolved. The award amount has been paid to Scotts from the escrow proceeds which are reported as restricted investments in the accompanying balance sheets as of September 25, 2004 and June 25, 2005. This settlement was provided for in prior years and had no impact on current results.

Phoenix Fire. On August 2, 2000, a fire destroyed Central’s leased warehouse space in Phoenix, Arizona, and an adjoining warehouse space leased by a third party. On July 31, 2001, the adjoining warehouse tenant filed a lawsuit against Central and other parties in the Superior Court of Arizona, Maricopa County, seeking to recover $47 million for property damage from the fire. See Cardinal Health Inc., et al. v. Central Garden & Pet Company, et al., Civil Case No. CV2001-013152. Local residents also filed a purported class action lawsuit alleging claims for bodily injury and property damage as a result of the fire. This class action lawsuit has now been settled as to all parties, and has received Court approval. As part of the settlement, Central’s liability insurers paid $7,825,000 on behalf of Central in May 2004. The building owner and several nearby businesses have also filed lawsuits for property damage and business interruption, which are being coordinated with the remaining tenant lawsuit. Each of these lawsuits is currently pending in the Superior Court of Arizona, Maricopa County. The trial for the remaining cases is currently scheduled for March 2006. Four of the business interruption lawsuits have been settled for amounts totaling approximately $680,000, paid by Central’s insurers. The overall amount of the damages to all parties caused by the fire, and the overall amount of damages which Central may sustain as a result of the fire, have not been quantified. At the time of the fire, Central maintained property insurance covering losses to the leased premises, Central’s inventory and equipment, and loss of business income. Central also maintained insurance providing $51 million of coverage (with no deductible) against third party liability. Central believes that this insurance coverage will be available with respect to third party claims against Central if parties other than Central are not found responsible. The precise amount of the damages sustained in the fire, the ultimate determination of the parties responsible and the availability of insurance coverage are likely to depend on the outcome of complex litigation, involving numerous claimants, defendants and insurance companies.

7.	Consolidating Condensed Financial Information of Guarantor Subsidiaries

Certain wholly owned subsidiaries of the Company (as listed below, collectively the “Guarantor Subsidiaries”) have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the Company’s $150,000,000 9-1/8% Senior Subordinated Notes (the “Notes”) issued on January 30, 2003. Certain subsidiaries and operating divisions are not guarantors of the Notes and have been included in the Parent financial results below. Those subsidiaries that are guarantors of the Notes are as follows:

Four Paws Products Ltd.

Grant Laboratories, Inc.

Gulfstream Home & Garden, Inc.

Interpet USA, LLC

Kaytee Products, Incorporated

Matthews Redwood & Nursery Supply, Inc.

New England Pottery LLC

Norcal Pottery Products, Inc.

Pennington Seed, Inc. (including Phaeton Corporation (dba Unicorn Labs), Pennington Seed, Inc. of Nebraska, Gro Tec, Inc., Seeds West, Inc., All-Glass Aquarium Co., Inc. (including Oceanic Systems, Inc.), Cedar Works, LLC.)

Pets International, Ltd.

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended June 25, 2005 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$152,246	$304,742	$(43,795)	$413,193
Cost of products sold and occupancy	114,449	212,287	(43,795)	282,941

Gross profit	37,797	92,455	—	130,252
Selling, general and administrative expenses	32,580	59,457	—	92,037

Income from operations	5,217	32,998	—	38,215
Interest – net	(6,038)	35	—	(6,003)
Other income	1,668	1,271	—	2,939

Income before income taxes	847	34,304	—	35,151
Income taxes	(321)	(12,982)	335	(12,968)

Net income	526	21,322	335	22,183
Equity in undistributed income of guarantor subsidiaries	21,657	—	$(21,657)	—

Net income (loss)	$22,183	$21,322	$(21,322)	$22,183

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended June 26, 2004 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$118,775	$277,963	$(22,307)	$374,431
Cost of products sold and occupancy	85,210	193,908	(22,612)	256,506

Gross profit	33,565	84,055	305	117,925
Selling, general and administrative expenses	30,816	55,367	—	86,183

Income from operations	2,749	28,688	305	31,742
Interest – net	(4,913)	43	—	(4,870)
Other income	774	891	—	1,665

Income (loss) before income taxes	(1,390)	29,622	305	28,537
Income taxes	521	(11,003)	(114)	(10,596)

Net income (loss)	(869)	18,619	191	17,941
Equity in undistributed income of guarantor subsidiaries	18,810	—	$(18,810)	—

Net income (loss)	$17,941	$18,619	$(18,619)	$17,941

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Nine Months Ended June 25, 2005 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$398,322	$777,840	$(118,539)	$1,057,623
Cost of products sold and occupancy	295,973	537,022	(118,539)	714,456

Gross profit	102,349	240,818	—	343,167
Selling, general and administrative expenses	89,991	165,769	—	255,760

Income from operations	12,358	75,049	—	87,407
Interest – net	(16,902)	201	—	(16,701)
Other income (expense)	2,255	2,338	—	4,593

Income (loss) before income taxes	(2,289)	77,588	—	75,299
Income taxes	873	(29,421)	320	(28,228)

Net income (loss)	(1,416)	48,167	320	47,071
Equity in undistributed income of guarantor subsidiaries	48,487	—	(48,487)	—

Net income (loss)	$47,071	$48,167	$(48,167)	$47,071

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Nine Months Ended June 26, 2004 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$314,463	$706,945	$(65,642)	$955,766
Cost of products sold and occupancy	228,950	499,983	(65,189)	663,744

Gross profit	85,513	206,962	(453)	292,022
Selling, general and administrative expenses	82,016	140,347	—	222,363

Income (loss) from operations	3,497	66,615	(453)	69,659
Interest – net	(13,221)	109	—	(13,112)
Other income (expense)	413	1,522	—	1,935

Income (loss) before income taxes	(9,311)	68,246	(453)	58,482
Income taxes	3,628	(26,153)	183	(22,342)

Net income (loss)	(5,683)	42,093	(270)	36,140
Equity in undistributed income of guarantor subsidiaries	41,823	—	(41,823)	—

Net income (loss)	$36,140	$42,093	$(42,093)	$36,140

	CONSOLIDATING CONDENSED BALANCE SHEET June 25, 2005 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$8,926	$984	$—	$9,910
Restricted investments	15,327	—	—	15,327
Accounts receivable	64,251	154,585	(11,728)	207,108
Inventories	81,596	195,785	—	277,381
Prepaid expenses and other	13,757	7,259	—	21,016

Total current assets	183,857	358,613	(11,728)	530,742
Land, buildings, improvements and equipment, net	10,548	101,707	—	112,255
Goodwill	362,923	—	—	362,923
Investment in guarantor subsidiaries	383,818	—	(383,818)	—
Deferred income taxes and other assets	52,061	34,278	(16,537)	69,802

Total	$993,207	$494,598	$(412,083)	$1,075,722

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$64,131	$47,493	$(11,728)	$99,896
Accrued expenses and other current liabilities	46,657	43,639	—	90,296

Total current liabilities	110,788	91,132	(11,728)	190,192
Long-term debt	343,595	74	—	343,669
Other long-term obligations	1,145	19,574	(16,537)	4,182
Convertible redeemable preferred stock	3,000	—	—	3,000
Shareholders’ equity	534,679	383,818	(383,818)	534,679

Total	$993,207	$494,598	$(412,083)	$1,075,722

	CONSOLIDATING CONDENSED BALANCE SHEET September 25, 2004 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$5,028	$7,193	$—	$12,221
Restricted investments	14,936	—	—	14,936
Accounts receivable	50,540	146,388	(12,949)	183,979
Inventories	67,420	170,493	—	237,913
Prepaid expenses and other	8,291	7,520	—	15,811

Total current assets	146,215	331,594	(12,949)	464,860
Land, buildings, improvements and equipment, net	10,376	95,236	—	105,612
Goodwill	338,384	—	—	338,384
Investment in guarantor subsidiaries	319,403	—	(319,403)	—
Deferred income taxes and other assets	49,735	18,143	(16,537)	51,341

Total	$864,113	$444,973	$(348,889)	$960,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$56,360	$62,522	$(12,949)	$105,933
Accrued expenses and other current liabilities	22,364	43,609	—	65,973

Total current liabilities	78,724	106,131	(12,949)	171,906
Long-term debt	304,775	—	—	304,775
Other long-term obligations	818	19,439	(16,537)	3,720
Convertible redeemable preferred stock	3,000	—	—	3,000
Shareholders’ equity	476,796	319,403	(319,403)	476,796

Total	$864,113	$444,973	$(348,889)	$960,197

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Nine Months Ended June 25, 2005 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$83,671	$(5,187)	$(48,167)	$30,317
Expenditures for land, buildings, improvements and equipment	3,498	(16,923)	—	(13,425)
Businesses acquired	(61,562)	—	—	(61,562)
Investments	(391)	—	—	(391)
Investment in guarantor subsidiaries	(63,893)	15,726	48,167	—

Net cash provided (used) by investing activities	(122,348)	(1,197)	48,167	(75,378)

Repayments on revolving line of credit	(35,000)	—	—	(35,000)
Payments on long-term debt	(1,037)	71	—	(966)
Proceeds from issuance of long-term debt	75,000	—	—	75,000
Proceeds from issuance of stock	4,140	—	—	4,140
Payments to reacquire stock	(528)	—	—	(528)

Net cash provided by financing activities	42,575	71	—	42,646

Effect of exchange rates on cash	—	104	—	104

Net increase (decrease) in cash and equivalents	3,898	(6,209)	—	(2,311)
Cash and equivalents at beginning of period	5,028	7,193	—	12,221

Cash and equivalents at end of period	$8,926	$984	$—	$9,910

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Nine Months Ended June 26, 2004 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$79,792	$6,059	$(42,093)	$43,758
Expenditures for land, buildings, improvements and equipment	(1,394)	(9,109)	—	(10,503)
Businesses acquired	(122,926)	—	—	(122,926)
Investments	(15,307)	—	—	(15,307)
Investment in guarantor subsidiaries	(49,649)	7,556	42,093	—

Net cash provided (used) by investing activities	(189,276)	(1,553)	42,093	(148,736)

Borrowings on revolving line of credit	(51,823)	—	—	(51,823)
Proceeds from long-term debt	91,823			91,823
Payments on long-term debt	(750)	(27)		(777)
Proceeds from issuance of stock	6,075	—	—	6,075

Net cash provided (used) by financing activities	45,325	(27)	—	45,298

Effect of exchange rates on cash	—	287	—	287

Net increase (decrease) in cash and equivalents	(64,159)	4,766	—	(59,393)
Cash and equivalents at beginning of period	76,354	1,250	—	77,604

Cash and equivalents at end of period	$12,195	$6,016	$—	$18,211

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Central Garden & Pet Company is a leading innovator, marketer and producer of quality branded products for the pet and lawn and garden supplies markets. We are one of the largest companies in the fragmented, $7.5 billion U.S. pet supplies industry and in the $50 billion U.S. lawn and garden and related supplies industry. Our pet products include pet bird and small animal food, aquarium products, flea, tick, mosquito and other insect control products, edible bones, cages, carriers, pet books, and other dog, cat, reptile and small animal products. These products are sold under a number of brand names, including Super Pet, Kaytee, All-Glass Aquarium, Oceanic, Zodiac, Pre-Strike, Altosid, Nylabone, TFH, Four Paws, Kent Marine, Interpet and Energy Savers Unlimited. Our lawn and garden products include grass seed, wild bird food, weed and insect control products, decorative outdoor patio products, Christmas products and lighting and ant control products. These products are sold under a number of brand names, including Pennington, Norcal Pottery, New England Pottery, GKI/Bethlehem Lighting, Lilly Miller, Matthews Four Seasons, AMDRO and Grant’s. In fiscal 2004, consolidated net sales were $1.27 billion, of which our pet products segment, or Pet Products, accounted for $568.9 million and our lawn and garden products segment, or Garden Products, accounted for $697.5 million. In fiscal 2004, income from operations was $82.1 million, of which Pet Products accounted for $61.4 million and Garden Products accounted for $42.9 million, before corporate expenses and eliminations of $22.2 million.

Central was incorporated in Delaware in June 1992 and is the successor to a California corporation which was incorporated in 1955. References to “we,” “us,” “our,” or “Central” mean Central Garden & Pet Company and its subsidiaries and divisions, and their predecessor companies and subsidiaries.

Background

We transitioned our company to a leading marketer and producer of branded products from a traditional pet and lawn and garden supplies distributor. We made this transition because we recognized the opportunity to build a portfolio of leading brands and improve profitability by capitalizing on our knowledge of the pet and lawn and garden supplies sectors, our strong relationships with retailers, and our nationwide sales and logistics network. Our goal was to diversify our business and improve operating margins by establishing a portfolio of leading brands. Since 1997, we have acquired numerous branded products companies and product lines, including Wellmark and Four Paws in fiscal 1997; Kaytee Products, TFH and Pennington Seed in fiscal 1998; Norcal Pottery in fiscal 1999; AMDRO and All-Glass Aquarium in fiscal 2000; Lilly Miller in fiscal 2001; Alaska Fish Fertilizer in fiscal 2002; Kent Marine, New England Pottery, Interpet, KRB Seed Company (dba Budd Seed), and Energy Savers Unlimited in fiscal 2004.

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

Recent Developments

Acquisition of Pets International

In May 2005, the Company acquired Pets International, Ltd., for approximately $35 million in cash, with possible contingent performance based payments over the next seven months. Pets International is a leading supplier of innovative small animal and specialty pet supplies including homes, habitats, exercise toys, feeding devices, chews and other care and maintenance products marketed under the proprietary brand name “Super Pet®.” The consolidated financial statements include the operating results of Pets International, Ltd. from the date of acquisition.

Acquisition of Cedar Works

In April 2005, the Company acquired the remaining 60% of Cedar Works, LLC, for approximately $4.5 million in cash. The Company previously acquired its 40% interest in November 1999 which had been accounted for as an equity method investment. Cedar Works is primarily engaged in the manufacture and sale of bird feeders, bird homes and mailboxes. The consolidated financial statements include the operating results of Cedar Works from the date of acquisition.

Acquisition of Gulfstream

In February 2005, the Company acquired Gulfstream Home & Garden, Inc. (“Gulfstream”), including its 20% equity interest in Tech Pac, L.L.C. (“Tech Pac”), for approximately $21 million in cash, with possible contingent performance based payments over the next ten years. Gulfstream is the exclusive marketer of the garden product brands Sevin(R), Over’n Out!(R), and RooTone(R) through its relationship with Tech Pac, a supplier of insect control products. The consolidated financial statements include the results of Gulfstream from the date of acquisition.

Scott’s Payment

In July 2005 the Company and Scotts reached agreement on the amount due and all litigation with Scotts has now been resolved. The award amount has been paid to Scotts from the escrow proceeds which are reported as restricted investments in the accompanying balance sheets as of September 25, 2004 and June 25, 2005. This settlement was provided for in prior years and had no impact on current results.

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

We will recognize substantially more compensation expense in future periods as a result of adopting SFAS No. 123R and expensing the calculated fair value of employee stock options. Based on employee stock options outstanding at June 25, 2005, we will record additional compensation expense of approximately $2 million, impacting fully diluted earnings per share by approximately $0.07 per share for the 2006 fiscal year. Grants subsequent to June 25, 2005 and during fiscal 2006 would have further impact on fully diluted earnings per share.

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

Results of Operations

Three Months Ended June 25, 2005

Compared with Three Months Ended June 26, 2004

Net sales for the three months ended June 25, 2005 increased $38.8 million, or 10.4%, to $413.2 million from $374.4 million for the three months ended June 26, 2004. Pet Products’ net sales increased $17.5 million, or 12.0%, to $163.4 million for the three months ended June 25, 2005 from $145.9 million in the comparable fiscal 2004 period. Garden Products’ net sales increased $21.3 million, or 9.3%, to $249.8 million for the three months ended June 25, 2005 from $228.5 million in the comparable fiscal 2004 period. Our branded product sales increased $37.3 million and sales of other manufacturers’ products increased $1.5 million. Our Pet Products’ branded product sales increased $14.3 million of which $6.6 million was from recent acquisitions and the remainder representing organic growth. Our Garden Products’ branded product sales increased $23.0 million due primarily to increased organic sales and $5.9 million from fiscal year 2005 acquisitions.

Gross profit for the three months ended June 25, 2005 increased $12.3 million, or 10.4%, to $130.2 million from $117.9 million for the three months ended June 26, 2004. Gross profit increased $3.3 million in Garden Products and $9.0 million in Pet Products. The improvements were due primarily to contributions from acquisitions in the past year of approximately $5 million, sales of branded products and improvement in our grass seed operations. Gross profit as a percentage of net sales was 31.5% for the three months ended June 25, 2005 and for the three months ended June 26, 2004.

Selling, general and administrative expenses increased $5.8 million, or 6.8%, from $86.2 million for the three months ended June 26, 2004 to $92.0 million for the three months ended June 25, 2005. As a percentage of net sales, selling, general and administrative expenses decreased to 22.3% for the three months ended June 25, 2005, compared to 23.0% in the comparable prior year period.

Selling and delivery expenses increased $2.2 million, or 4.5%, from $49.0 million for the three months ended June 26, 2004 to $51.2 million for the three months ended June 25, 2005. The increase was primarily attributable to $1.5 million from acquisitions and from increased common carrier charges and increased fuel charges.

Facilities expense remained relatively flat, decreasing $0.1 million to $2.8 million for the three months ended June 25, 2005 from $2.9 million for the three months ended June 26, 2004.

Warehouse and administrative expenses increased $3.7 million, or 10.8%, from $34.3 million for the three months ended June 26, 2004 to $38.0 million for the three months ended June 25, 2005. The increase was primarily related to professional fees for litigation of $2.4 million and Sarbanes-Oxley compliance of $1.3 million.

Net interest expense for the three months ended June 25, 2005 increased $1.1 million, or 23.3%, to $6.0 million from $4.9 million for the three months ended June 26, 2004. The increase was due primarily to increased average long-term debt balances during the fiscal 2005 quarter as compared to the prior year quarter, as a result of acquisitions made subsequent to the third quarter of fiscal 2004, and slightly higher interest rates on our floating rate debt.

Other income increased $1.2 million to $2.9 million for the quarter ended June 25, 2005 from $1.7 million for the quarter ended June 26, 2004. Other income represents income from equity method investments. An equity investment acquired in fiscal 2005 contributed $0.5 million of the increase. The remaining previously held equity investments also experienced more favorable results in the current quarter.

Our effective income tax rate for the quarter ended June 25, 2005 was 36.9% compared with 37.1% for the quarter ended June 26, 2004. The effective income tax rate is for the current quarter only and is not reflective of the rate applicable to the Company for the full fiscal year 2005. The effective tax rate was lower in the third quarter due to a one-time net tax benefit resulting from the favorable resolution of various tax issues plus the additional recognition of tax credits.

Nine Months Ended June 25, 2005

Compared with Nine Months Ended June 26, 2004

Net sales for the nine months ended June 25, 2005 increased $101.8 million, or 10.7%, to $1,057.6 million from $955.8 million for the nine months ended June 26, 2004. Pet Products’ net sales increased $58.2 million, or 13.8%, to $478.6 million for the nine months ended June 25, 2005 from $420.4 million in the comparable fiscal 2004 period. Garden Products’ net sales increased $43.6 million, or 8.2%, to $579.0 million for the nine months ended June 25, 2005 from $535.4 million in the comparable fiscal 2004 period. Our branded product sales increased $99.0 million and sales of other manufacturers’ products increased $2.8 million. Our Pet Products’ branded product sales increased $47.7 million of which approximately $33.8 million related to acquisitions and approximately $13.9 million related to increased organic brand sales. Our Garden Products’ branded product sales increased $51.4 of which $32.7 million related to acquisitions and approximately $18.8 million related to increased organic brand sales.

Gross profit for the nine months ended June 25, 2005 increased $51.2 million, or 17.5%, to $343.2 million from $292.0 million for the nine months ended June 26, 2004. Gross profit increased $16.7 million in Garden Products and $34.5 million in Pet Products. Gross profit as a percentage of net sales increased to 32.4% for the nine months ended June 25, 2005, from 30.6% for the nine months ended June 26, 2004, as both Garden Products’ and Pet Products’ margins improved. The margin improvements were due primarily to the contributions from our acquisitions of approximately $29 million, increased grass seed margins of approximately $3 million resulting from focusing on higher profit product and the resulting flow through of our organic sales increase.

Selling, general and administrative expenses increased $33.4 million, or 15.0%, from $222.4 million for the nine months ended June 26, 2004 to $255.8 million for the nine months ended June 25, 2005. As a percentage of net sales, selling, general and administrative expenses increased to 24.2% for the nine months ended June 25, 2005, compared to 23.3% in the comparable prior year period.

Selling and delivery expenses increased $18.3 million, or 16.0%, from $114.7 million for the nine months ended June 26, 2004 to $133.0 million for the nine months ended June 25, 2005. The increase was primarily attributable to $10 million from acquisitions subsequent to the third quarter of fiscal 2004 and increased common carrier and fuel costs.

Facilities expense remained relatively flat, increasing $0.3 million to $8.7 million for the nine months ended June 25, 2005 from $8.4 million for the nine months ended June 26, 2004.

Warehouse and administrative expenses increased $14.8 million, or 14.9%, from $99.3 million for the nine months ended June 26, 2004 to $114.1 million for the nine months ended June 25, 2005. Approximately $9 million of the increase was due to recent acquisitions and professional fees of $3.9 million related to Sarbanes-Oxley compliance and litigation.

Net interest expense for the nine months ended June 25, 2005 increased $3.6 million, or 27.4%, to $16.7 million from $13.1 million for the nine months ended June 26, 2004. The increase was due primarily to increased average total long-term debt balances during the fiscal 2005 period as compared to the prior year period, resulting from acquisitions that were made subsequent to the third quarter of fiscal 2004, and slightly higher interest rates on our floating rate debt.

Other income increased $2.7 million to $4.6 million for the nine months ended June 25, 2005 from $1.9 million for the nine months ended June 26, 2004. Other income represents income from equity method investments. While our investments performed better in the current year, the majority of the increase was related to one of our equity method investments being positively impacted by sales in the current fiscal year, originally expected in the next fiscal year, due to a change in the buying pattern of a customer. As such, it is possible there will be no earnings in fiscal year 2006 from this investment.

Our effective income tax rate for the nine months ended June 25, 2005 was 37.5% compared with 38.2% for the nine months ended June 26, 2004. The lower rate reflects a one-time net tax benefit and additional tax credits recognized in the fiscal quarter ended June 25, 2005 and the impact of non-US tax rates at our U.K. based subsidiary.

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

The primary cash flows for the nine months ended June 25, 2005 were $75.4 million in cash used in investing activities partially offset by $42.6 million provided by financing activities and $30.3 million of cash provided by operating activities. Net cash used in investing activities decreased $73.3 million from the prior year due to a $61.5 million decrease in cash used for acquisitions and $15 million paid into an escrow account in the prior fiscal year, which is classified as restricted investments on the condensed consolidated balance sheet, in connection with our appeal in the Scotts litigation. Net cash provided by financing activities decreased $2.7 million as both periods included significant borrowings by the company to finance seasonal working capital needs and to fund acquisitions.

At June 25, 2005, our total debt was $345.4 million versus $289.5 million at June 26, 2004, resulting from borrowings on our credit facility to finance our acquisitions since the third quarter of fiscal 2004.

We currently maintain a $300 million senior secured credit facility consisting of a $125 million revolving credit facility maturing in May 2008 and a $175 million term loan maturing in May 2009. Interest on the term loan is based on a rate equal to LIBOR + 1.75% or the prime rate plus 0.25%, at our option. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from (0.25)% to 0.75% or LIBOR plus a margin which fluctuates from 1.25% to 2.25%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. In February 2005, we exercised an option contained in our credit agreement to borrow an additional $75 million under our six year term loan. The total outstanding borrowings after the draw down under the term loan was approximately $173.5 million. The term loan is payable in quarterly installments of $437,500 with the balance payable in May 2009. This facility is secured by essentially all of our assets, contains certain financial covenants requiring maintenance of minimum levels of interest coverage and maximum levels of senior debt to EBITDA and total debt to EBITDA, and restricts our ability to make treasury stock purchases and pay dividends. We were in compliance with all financial covenants as of June 25, 2005. This facility also requires the lenders’ prior written consent to any material investments in or acquisitions of a business. The balance outstanding at June 25, 2005 under the $125 million revolving credit facility was $20.0 million, and the remaining available borrowing capacity was $96.6 million, with $8.4 million outstanding under certain letters of credit.

In October 2003, we entered into a $75 million pay-floating interest rate swap effectively converting half of our $150 million fixed rate 9-1/8 % senior subordinated notes to a floating rate of LIBOR + 4.04%.

In November 2003, we deposited approximately $15 million into an escrow account in connection with an appeal in the Scotts litigation. The use of this cash is restricted from general corporate purposes and is reflected as a “Restricted Investment” on our balance sheet. See Note 6 – “Contingencies” to our unaudited condensed consolidated financial statements. In July 2005, we reached agreement with Scotts on the amount due and all litigation with Scotts has now been resolved. The award amount has been paid to Scotts from the escrow proceeds which are reported as restricted investments in the accompanying balance sheets as of September 25, 2004 and June 25, 2005. The award amount had been previously accrued for.

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

Dated: August 4, 2005

/s/ GLENN W. NOVOTNY
Glenn W. Novotny
President and Chief Executive Officer

/s/ STUART W. BOOTH
Stuart W. Booth
Vice President and Chief Financial Officer