Form 10-K
period 2005-09-24
CENTRAL GARDEN & PET CO
filed 2005-12-08
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 24, 2005

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

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒.    No  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐.    No  ☒.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

At March 26, 2005, the aggregate market value of the registrant’s Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $776,587,000 and $2,331,000, respectively.

At December 1, 2005, the number of shares outstanding of the registrant’s Common Stock was 19,550,069. In addition, on such date the registrant had outstanding 1,654,462 shares of its Class B Stock, which are convertible into Common Stock on a share-for-share basis.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders - Part III of this Form 10-K.

Central Garden & Pet Company

Index to Annual Report on Form 10-K

For the fiscal year ended September 24, 2005

i

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-K are set forth in this Form 10-K, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	consolidation trends in the retail industry;

•	dependence on a few customers for a significant portion of each of our businesses;

•	uncertainty of our product innovations and marketing programs;

•	fluctuations in market prices for seeds and grains;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	adverse weather during the peak gardening season;

•	seasonality and fluctuations in our operating results and cash flow;

•	dependence upon our key executive officers;

•	rising energy prices;

•	implementation of a new enterprise resource planning information technology system over the next several years;

•	potential environmental liabilities and product liability claims; and

•	pending litigation.

ii

MARKET, RANKING AND OTHER DATA

The data included in this Form 10-K regarding markets and ranking, including the size of certain markets and our position and the position of our competitors and products within these markets, are based on independent industry publications, including the National Gardening Survey 2003, an independent survey conducted by Harris Interactive for the National Gardening Association, the 2005-2006 National Pet Owners Survey, published by the American Pet Products Manufacturers Association, Packaged Facts Market Profile: The U.S. Pet Supplies Market, 2003, and The U.S. Lawn and Garden Market, 2003, each published by Packaged Facts, a consumer market research company, Nursery Retailer Magazine, or other published industry sources or our estimates based on management’s knowledge and experience in the markets in which we operate. Our estimates have been based on information provided by customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. We believe these estimates to be accurate as of the date of this Form 10-K. However, this information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. As a result, you should be aware that market, ranking and other similar data included in this Form 10-K, and estimates and beliefs based on that data, may not be reliable.

iii

PART I

Item 1. Business

BUSINESS

Our Company

Central Garden & Pet is a leading innovator, marketer and producer of quality branded products. We are one of the largest suppliers in the lawn and garden and pet supplies industries. The total lawn and garden industry is estimated to be approximately $51 billion in retail sales. We estimate the applicable portion of the lawn and garden supplies market to our business is approximately $15 billion. The total pet industry is estimated to be approximately $37 billion in retail sales. We estimate the applicable portion of the pet supplies market to be approximately $8.5 billion.

•	Our lawn and garden supplies products include: proprietary and non-proprietary grass seed; wild bird feed, feeders, bird houses and other birding accessories; weed, grass, ant and other herbicide, insecticide and pesticide products; and decorative outdoor lifestyle and lighting products, including pottery, trellises and other wood products and holiday lighting. These products are sold under a number of brand names including Pennington, Rebels, Cedar Works, AMDRO, Grants, Lilly Miller, Sevin, Over’n Out, Norcal Pottery, New England Pottery, GKI/Bethlehem Lighting and Matthews Four Seasons.

•	Our pet supplies products include: products for dogs and cats, including premium healthy edible and non-edible chews, bones, leashes, collars, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; and products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps and filters and water conditioners and supplements, and information and knowledge resources. These products are sold under a number of brand names including All-Glass Aquarium, Oceanic, Energy Savers Unlimited, Kent Marine, Interpet, TFH, Nylabone, Four Paws, Pet Select, Kaytee, Super Pet, Zodiac, Pre Strike and Altosid.

In fiscal 2005, our consolidated net sales were $1.4 billion, of which our lawn and garden segment, or Garden Products, accounted for approximately $740 million and our pet segment, or Pet Products, accounted for approximately $640 million. In fiscal 2005, our income from operations was $100.1 million, of which Garden Products accounted for $47.1 million and Pet Products accounted for $83.7 million, before corporate expenses and eliminations of $30.7 million.

Recent Developments

TFH Verdict

On September 1, 2005, the jury returned its verdict in the TFH Publications, Inc. litigation following a five-month trial. The jury awarded Central $20.3 million for its claims against Herbert and Evelyn Axelrod. In a post-verdict ruling, the Court eliminated $340,000 of the jury’s award. The remaining jury award in favor of Central also entitles Central to interest, costs, expenses and attorneys’ fees. The jury rejected most of the Axelrods’ claims against Central. The jury did, however, award the Axelrods’ $3.7 million in damages for their claim that Central had breached certain consulting agreements with them. For additional information, see “Item 3 – Legal Proceedings” below.

Pets International Acquisition

In June 2005, we acquired Pets International, Ltd. based in Chicago, Illinois. Pets International is a leading innovator, manufacturer and supplier of small animal and specialty pet supplies including homes, habitats, exercise toys, feeding devices, chews and other care and maintenance products marketed under the proprietary brand name “Super Pet.” The addition of Pets International, combined with our Kaytee operations, enables us to offer a complete line of food, consumable supplies and other premium accessories that meet the needs of pet owners caring for pet rabbits, hamsters, ferrets, guinea pigs, gerbils, chinchillas, and other small pet animals and birds. The purchase price was approximately $36 million with possible performanced based payments.

Gulfstream Home & Garden Acquisition

In February 2005, we acquired Gulfstream Home & Garden, Inc. and its 20% equity interest in Tech Pac, L.L.C. Gulfstream is the exclusive marketer of the leading garden product brands Sevin, Over’n Out!, and RooTone through its relationship with Tech Pac, a supplier of insect control products. The acquisition of Gulfstream complements our strategy to market and sell premium garden and pet brands while strengthening our access to leading active ingredients. Sevin is a leading broad-based lawn and garden insecticide. Over’n Out! is a leading fire ant control product, and RooTone is a leading root stimulant for the gardening enthusiast. The purchase price was approximately $22 million with possible performance based payments.

Senior Management Additions

In the last 15 months, we have made significant progress in strengthening our senior management team. In October 2005, we announced the appointment of Brad Johnson as the President of our Garden Products division, and in August 2004, Jim Heim joined us as President of our Pet Products division. Mr. Johnson and Mr. Heim both bring with them extensive experience in the consumer products industry. We also announced the appointment of John Casella as our Chief Information Officer in February 2005.

Pet Products Reorganization

We are streamlining our operating structure into five strategic operating units within our pet products segment: Aquatics; Dog & Cat; Bird & Small Animal, Animal Health and Sales & Logistics. The creation of these strategic operating units, we believe, will create scalable efficient operating platforms, more effective research and development and brand building initiatives, facilitate interaction with our retail customers and enable us to more seamlessly integrate potential future acquisitions.

Investments in Information Technology

We are implementing a scalable enterprise-wide information technology platform to improve existing operations, to support future growth and to enable us to take advantage of new applications and technologies. We have selected SAP as our software provider and anticipate investing approximately $30 million over the next four years in phases to implement our new information technology strategy. This initiative will combine our numerous information systems into one enterprise system that employs best practices from across our operating units and creates a common business model and common data, which should create greater efficiency and effectiveness.

Competitive Strengths

We believe we have the following competitive strengths which serve as the foundation of our business strategy:

•	Market Leadership Positions Built on a Strong Brand Portfolio. We are one of the leaders in the premium branded U.S. pet supplies market and in the U.S. consumer lawn and garden supplies market. We have a diversified portfolio of brands, most of which we believe are among the leading brands in their respective U.S. market categories. The majority of our brands have been marketed and sold for more than 20 years and have developed strong brand name recognition, which creates wide appeal, leads to repeat purchases and provides our retail customers with strong sell-through.

•	Innovative New Products. We have developed a reputation for introducing innovative and high quality products. We continuously seek to introduce new products at a reasonable cost, both as complementary extensions of existing product lines and as new product categories. We have received numerous awards for our new pet products.

In 2005, the American Pet Products Manufacturing Association and Pet Industry Distributors Association jointly awarded Central with eight new products awards. Oceanic won a Best In Show award in the Aquarium Category for its innovative “144 Gallon Stainless Steel Half Circle Aquarium.” Super Pet won a Best In Show award for its Critter Operated Chopper and won second and third place awards in the Small Animal Category for its Critter Trail Off To School and Critter Trail XYZ products, respectively.

Wellmark received two awards in the Pond Category for the new “Pre-Strike MosquitoTorpedo” and “PreStrike Larvicide” lines of insect control products. Four Paws was recognized in the Cat Category for its “Kitty Kat Circus,” and TFH Publications/Nylabone Products won an award in the Gift Category for its new title, “Little Dogs – Training Your Pint-Sized Companion.” In addition, Pet Product News recognized our Super Pet brand with its 2005 Editors Choice Award for the Critter Trail.

•	Strong Relationships with Retailers. We have developed strong relationships with major and independent retailers through product innovation, premium brand names, broad product offerings, captive sales and logistics capabilities and a high level of customer service. Major retailers value the efficiency of dealing with a limited number of suppliers with national scope and strong brands. These strengths have made us one of the largest pet supplies vendors to Wal*Mart, PETsMART and PETCO and among the largest lawn and garden supplies vendors to Wal*Mart, Home Depot and Lowe’s. We believe our ability to service large retailers, to meet their unique needs for packaging and point of sale displays, and to offer new innovative products, provide us with a competitive advantage. Independent retailers value our high level of customer service and broad array of premium branded products, and we believe we are the largest supplier to independent pet supplies retailers in the United States.

•	Favorable Industry Characteristics. The pet and lawn and garden supplies markets in the U.S. have grown, even during recent periods of economic and political uncertainty, and are expected to continue to grow, due to favorable demographic and leisure trends. According to Packaged Facts, retail sales of pet supplies increased to $8.5 billion in 2004 from $7.5 billion in 2002. Packaged Facts anticipates retail sales of pet supplies to be approximately $11.1 billion by 2007. The key demographics bolstering our markets are the growth rates in the number of children under 18 and the number of adults over age 55. In particular, the 55-64 age group is projected to grow at a compounded annual growth rate of approximately 4% through 2010. Households with children tend to own more pets, and adults over 55 are more likely to be “empty nesters” who keep pets as companions, and have more disposable income and leisure time available for both pets and garden activities. In addition, we believe economic and political uncertainty tend to increase the proportion of at-home leisure activity compared to travel. Many of our products, such as bird feed, dog bones, grooming supplies and pest control, are routinely consumed and replenished.

•	Sales and Logistics Networks. We are a leading supplier to independent specialty retail customers for the pet and lawn and garden supplies markets through our sales and logistics networks. We believe our sales and logistics networks give us a significant competitive advantage over other suppliers that do not have this capability. These networks provide us with key access to independent pet specialty retail stores and retail lawn and garden customers for our branded products, facilitating:

•	acquisition and maintenance of premium shelf placement;

•	prompt product replenishment;

•	customization of retailer programs;

•	quick responses to changing customer and retailer preferences;

•	rapid deployment and feedback for new products; and

•	immediate exposure for acquired brands.

We plan to continue to utilize our team of dedicated sales people and our sales and logistics networks to expand sales of our branded products.

•	Experienced and Incentivized Management Team. Our senior management team has significant experience in the pet and lawn and garden supplies industries. William E. Brown, our Chairman, has 25 years of industry experience, and Glenn W. Novotny has been our Chief Executive Officer since June 2003 and our President since 1990. Mr. Novotny was previously with Weyerhaeuser Corporation in a variety of management positions for 20 years. Our executive officers also collectively own, individually or in partnership with members of their families, approximately 10% of our common shares.

Business Strategy

Our objective is to increase market share, revenue, cash flow and profitability by enhancing our position as one of the leading companies in the U.S. pet supplies industry and the lawn and garden industry. To achieve our objective, we plan to capitalize on our strengths and the favorable industry trends by implementing the following key elements of our business strategy:

•	Promote Existing Brands. With our broad product assortment, strong brand names, strong sell-through and innovative products and packaging, we believe we can further strengthen our relationships with existing retailers to increase shelf space and sales. Many retailers are continuing to consolidate their vendor base to focus on a smaller number of large suppliers such as us, particularly in the fragmented pet supplies industry. We believe that the expansion plans of our major customers provide us with a solid foundation for continued growth. We intend to gain market share in the mass market, grocery and specialty pet store channels and add new retailers through our recent addition of marketing and sales personnel dedicated to these channels, as well as our innovative product introductions and packaging. We will continue to focus on using our sales and logistics network to emphasize sales of our higher margin, proprietary brands and to use efficient supply chain capabilities that enable us to provide retailers with high service levels and consistent in-stock positions. In addition, we intend to leverage our existing brands to expand opportunistically into international markets with existing retailers, such as Wal*Mart and Pets at Home in the UK and add sales personnel or agents in selected countries.

•	Continue New Product and Packaging Innovation. We will continue to leverage the strength of our leading brand names by introducing innovative new products and packaging, extending existing product lines and entering new product categories. Our new product strategy seeks to capitalize on our strong brand names, established customer relationships and history of product innovation. Some of the products we have recently introduced include Nylabone’s Nutrident 360º Brushing Action Edible Chews, Kaytee’s Fusion blend of bird food, Oceanic’s Half Circle Aquarium, Four Paws 3-in-1 Pet Stroller, Wellmark’s mosquito control products including the Mosquito Torpedo and Pre-Strike, Super Pet’s Critter Operated Chopper and Critter Trail Y&Z, Pennington’s Easy Melt Deicer, AMDRO’s Ant Block Treatment and certain products under the Eliminator private label line. We have also made investments in our corporate sales and marketing infrastructure in the areas of product development, category management and key account sales support.

•	Continue to Improve Margins. We believe there is an opportunity to continue to improve our gross and operating margins through increased sales of our higher margin branded products, cost reductions, product innovation and leveraging of our existing infrastructure. We consolidated our sales and logistics centers and made capital improvements to some of our manufacturing facilities to reduce costs and improve manufacturing efficiencies. As a result of our initiatives, gross margins have increased from 29.1% in fiscal 2003, to 30.3% in fiscal 2004 and 32.1% in fiscal 2005.

•	Pursue Strategic Acquisitions of Branded Companies. We plan to continue to make selected strategic acquisitions of consumer product companies that complement our existing brands and product offerings. Management has substantial experience in acquiring branded products companies. By leveraging our marketing, manufacturing and sales and logistics capabilities, we believe we can increase the sales and improve the operating efficiencies of acquired companies. We look for companies with the potential to have the top one or two brands in their categories. The characteristics we seek when evaluating target companies are strong brand names, high quality and innovative product offerings, an experienced management team and a history of organic earnings growth. We would expect to finance our acquisitions through a combination of operating cash flows, debt and equity.

Pet Products Business

Overview

We are one of the leading marketers and producers of premium branded pet supplies in the United States. We believe that most of our brands are the number one or two brands in their respective U.S. market categories. In addition, Pet Products operates the largest sales and logistics network in the industry, which strategically supports its brands. In fiscal 2005, Pet Products accounted for $639.1 million of our consolidated net sales and income from operations of $83.7 million before corporate expenses and eliminations.

Industry Background

According to the 2005-2006 APPMA National Pet Owners Survey, U.S. pet ownership is at its highest level, with 69.1 million households, or 63%, owning a pet, an increase of 4.9 million households, or 7.6%, when compared to household pet ownership in 2002. Approximately 45% of U.S. households own two or more pets.

The pet industry includes pets, food, supplies and services. We operate primarily in the pet supplies segment of the industry. This segment includes: products for dogs and cats, including bones, premium healthy edible and non-edible chews, leashes, collars, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; and products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps and filters and water conditioners and supplements, and information and knowledge resources. According to Packaged Facts, retail sales of pet supplies in the U.S. increased to $8.5 billion in 2004 from $7.5 billion in 2002. Packaged Facts anticipates retail sales of pet supplies to be approximately $11.1 billion by 2007.

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

The U.S. pet supplies market is highly fragmented with over 2,000 manufacturers, consisting primarily of small companies with limited product lines. Virtually all of these manufacturers do not have a captive sales and logistics network and must rely on us or other independent distributors to supply their products to regional pet specialty chains and independent retailers.

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

Proprietary Branded Pet Products

Our principal pet supplies categories are aquariums and related products; bird, small animal and specialty pet food, supplies and related accessories; dog and cat treats and toys, grooming supplies and other related products; and animal health products, including flea, tick and mosquito control products.

Aquatics. We are a leading supplier of aquariums and related fixtures and furniture, water conditioners and supplements, sophisticated lighting systems and accessories featuring the brands All-Glass Aquariums, Oceanic Systems Aquariums, Energy Savers Unlimited, Kent Marine, Coralife, Pondlife and Blagdon. All-Glass Aquarium and Oceanic Systems have been leaders in marketing and popularizing innovative new aquarium products such as the bow front technology. In 2005, All-Glass Aquarium celebrated the one millionth sale of its popular Mini-Bow 2.5 gallon, 5 gallon and 7 gallon Aquarium. Oceanic won a Best In Show Award at the 2005 Global Pet Expo with its innovative new 144 Gallon Half Circle Aquarium.

Dog & Cat. We are a leading marketer and producer of premium healthy edible and non-edible chews, toys, collars, leashes, grooming supplies, pet carriers and other accessories, and information and knowledge resources featuring the brands Nylabone, Four Paws, TFH, Pet Select, Interpet, Pet Love and Mikki. Nylabone has a strong history of developing innovative new products such as the Nutrident Chew & Brush Edible Bone as well as numerous other award winning dog toys. Four Paws products include grooming supplies and toys. Four Paws won a New Product Award at the 2005 Global Pet Expo for its Kitty Kat Circus. TFH is a leading producer and publisher of pet books and magazines. TFH won a New Product Award at the 2005 Global Pet Expo for its new book title “Little Dogs – Training Your Pint-Sized Companion.”

Bird & Small Animal/Specialty Pet. We are a leading marketer and producer of specialty pet food for birds, wild birds and small animals, vitamins and nutritional supplements, bird and small animal cages, habitats, transportation devices, toys and other accessories designed for the small animal marketplace featuring the brands Kaytee, Super Pet, Canopy Scientific and Red Rum. Kaytee is one of the largest producers of specialty bird feed and has won numerous awards for innovation. Super Pet won three awards at the 2005 Global Pet Expo, including a Best In Show Award for its Critter Operated Chopper.

Animal Health. We are a leading marketer and producer of flea, tick, mosquito and other insect control products produced by Wellmark International and sold primarily under the Zodiac, Altosid, Pre Strike and Extinguish brand names. Wellmark is the only producer of (S)-Methoprene, which is an active ingredient to control mosquitoes, fleas, ticks, ants and mites in many professional and consumer insect control applications. We also sell (S)-Methoprene to manufacturers of other insect control products, including Frontline Plus. Most recently, Wellmark launched Pre Strike and Pre Strike’s Mosquito Torpedo, which kill mosquitoes before they hatch, including those which may transmit West Nile Virus. Wellmark won two New Product Awards at the 2005 Global Pet Expo for its Pre Strike Mosquito Torpedo and Pre Strike Larvicide.

Sales and Logistics Network

Our domestic sales and logistics network, consisting of seven facilities, exists primarily to promote our proprietary brands and provides value-added service to over 6,000 independent specialty retail stores for our branded products. This includes acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick responses to changing customer and retailer preferences, rapid deployment and feedback for new products and immediate exposure for acquired brands. The network also sells many other manufacturers’ brands of pet supplies and combines these products with our branded products into single shipments enabling our independent customers to deal with us on a cost effective basis to meet their pet supplies requirements.

Sales and Marketing

Our sales strategy is multi-tiered and designed to capture maximum market share with retailers. Our customers include retailers, such as regional and national specialty pet stores, independent pet retailers, mass merchants and grocery stores, and professionals, such as insect control manufacturers and veterinarians. PETsMART accounted for approximately 10% of Pet Products’ net sales in fiscal 2005, 2004 and 2003. PETCO is also a significant customer; however, no other single customer accounted for more than 10% of Pet Products’ sales in fiscal 2005, 2004 and 2003.

To maximize our product placement and visibility in retail stores, we market our products through the following complementary strategies:

•	each of our categories has a dedicated sales force that focuses on their specific products across all trade channels;

•	our sales and logistics network, which includes sales and marketing personnel, focuses on gaining product and program placement at thousands of independent retailers;

•	dedicated account-managers and sales teams for several of our largest customers; and

•	independent distributors who sell our brands.

Our marketing strategy is brand, trade channel and customer specific. Our focus is on innovation, product quality, premium packaging, product positioning and leveraging our high quality brand names with line extensions. To execute this strategy, we partner closely with our customers to identify their needs, jointly develop strategies to meet those needs, and deliver programs that include newspaper, radio, trade journals, and direct consumer mailings.

Manufacturing

Pet Products currently manufactures the majority of its branded products in 14 manufacturing facilities. In addition, certain of our proprietary branded products are manufactured by contract manufacturers. We have entered into an exclusive arrangement with a third party to manufacture (S)-Methoprene, the active ingredient in our flea and tick control products. We have not experienced supply interruptions from this manufacturer in the past, and we maintain an inventory of (S)-Methoprene that we believe is sufficient to sustain our own production if substitute manufacturing capability for (S)-Methoprene should become necessary.

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

The principal raw materials required for Kaytee’s bird food manufacturing operations are bulk commodity grains, including millet, milo and sunflower seeds, which are generally purchased from large national commodity companies and local grain cooperatives. In order to ensure an adequate supply of seed to satisfy expected production volume, Kaytee enters into contracts up to two years in advance to purchase grain and seed at future dates by fixing the quantity, and often the price, at the commitment date.

Competition

The pet supplies industry is highly competitive and has experienced considerable consolidation in the last two years. Our branded pet products compete against national and regional branded products and private label products produced by various suppliers. Our largest competitors are Spectrum Brands and Hartz. Pet Products competes primarily on the basis of brand recognition, innovation, upscale packaging, quality and service. Pet Products’ sales and logistics operations compete with a number of smaller local and regional distributors, with competition based on product selection, price, value-added services and personal relationships.

Garden Products Business

Overview

We are a leading company in the consumer lawn and garden market in the United States and offer both premium and value-oriented branded products. We market and produce a broad array of premium brands, including Pennington, Rebels, Lofts, Norcal Pottery, New England Pottery, GKI/Bethlehem Lighting, Lilly Miller, Matthews Four Seasons, AMDRO and Grant’s. We also market and produce value brands that offer products comparable in quality to premium brands at lower prices, including Wal*Mart’s private label brand. In addition, Garden Products operates a sales and logistics network that strategically supports its brands. In fiscal 2005, Garden Products accounted for $741.5 million of our consolidated net sales and income from operations of $47.1 million before corporate expenses and eliminations.

Industry Background

We believe that gardening is one of the most popular leisure activities in the United States, with approximately 80% of all U.S. households, or an estimated 85 million households, participating in one or more lawn and garden activities in 2005. We estimate the retail sales of the lawn and garden supplies industry in the categories in which we participate to be approximately $15 billion. We believe that the industry will continue to grow over the next several years due to favorable demographic trends. The key demographic bolstering our lawn and garden market is the growth rate in the number of adults over age 55, who are more likely to be “empty nesters” and have more disposable income and leisure time available for garden activities. As the baby boom generation ages, this segment is expected to grow faster than the total population. According to U.S. census data, the 55-64 age group is expected to grow at a compounded annual growth rate of approximately 4% through 2010. We believe that this demographic should increase the number of lawn and garden product users.

Lawn and garden products are sold to consumers through a number of distribution channels, including home centers, mass merchants, independent nurseries and hardware stores. Home & garden centers and mass merchants often carry one or two premium products and one value brand. Due to the rapid expansion of mass merchants and home & garden centers in the last 15 years, the concentration of purchasing power for the lawn and garden category has increased dramatically. We expect the growth of home & garden centers, such as Home Depot and Lowe’s, and mass merchants, such as Wal*Mart, to continue to concentrate industry distribution.

Proprietary Branded Lawn and Garden Products

Our principal lawn and garden product lines are grass seed, wild bird feed, lawn and garden care products, decorative outdoor patio products, Christmas products and lighting and ant control products. We have one of the largest brands in grass seed under Pennington branded products; the largest wild bird feed product through our Pennington brand; and the leading fire ant bait through our AMDRO brand. We are also a leading marketer of indoor and outdoor pottery products through our Norcal Pottery and New England Pottery brands.

Grass Seed. We are a leading marketer and producer of numerous mixtures and blends of cool and warm season turf grass for both the residential and professional markets, as well as forage and wild game seed mixtures. We sell these products under the Pennington Seed, Pennington, Penkoted, Max-Q, ProSelect, Tournament Quality, MasterTurf, Rebels and Palmer’s Pride brand names. We also produce private label brands of grass seed, including Wal*Mart’s private label grass seed. Recently, the National Turfgrass Evaluation

Program rated Pennington’s Princess turf type seeded Bermudagrass as the best overall Bermudagrass. The Pennington grass seed manufacturing facilities are some of the largest and most modern seed conditioning facilities in the industry.

Wild Bird Products. We are a leading marketer and producer of wild bird feed, bird feeders, bird houses and other birding accessories in the United States. These products are sold primarily under the Pennington and Cedar Works brand names. Our wild bird feed is treated with Bird-Kote, a nutritious coating made up of vegetable oil, which has been fortified with oil soluble vitamins, and elements needed by wild birds.

Lawn and Garden Chemicals. We are a leading marketer of lawn and garden weed, moss control and insect control products. We sell these products under the Knockout, Strike, Lilly Miller, Maxide, Alaska Fish Fertilizer, IMAGE, Sevin, Over’n Out!, and RooTone brand names and the Eliminator private label for Wal*Mart. We are also a leading marketer of fire ant bait, sold primarily in the southern United States, under the AMDRO brand name. In addition, we market ant baits, animal repellents and garden aid products under the Grant’s brand name. Finally, we manufacture several lines of lawn and garden fertilizers, including granular products and liquid plant foods including Pennington, Pro Care and other private and controlled labels.

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

Sales and Logistics Network

Our sales and logistics network, consisting of 25 facilities, exists primarily to promote our proprietary brands and provides us with key access to retail stores for our branded products, acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick responses to changing customer and retailer preferences, rapid deployment and feedback for new products, immediate exposure for acquired brands and comprehensive and strategic information. The network also sells other manufacturers’ brands of lawn and garden supplies and combines these products with our branded products into single shipments enabling our independent customers to deal with us on a cost effective basis to meet their lawn and garden supplies requirements.

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

Purchasing

Most of the raw materials purchased by Garden Products are acquired from a number of different suppliers. Garden Products obtains grass seed from various sources. The principal raw materials required for our wild bird feed manufacturing operations are bulk commodity grains, including millet, milo and sunflower seeds, which are generally purchased from large national commodity companies and local grain cooperatives. In order to ensure an adequate supply of seed to satisfy expected production volume, Pennington enters into contracts up to five years in advance to purchase grain and seed at future dates by fixing the quantity, and often the price, at the commitment date. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” The key ingredients in our fertilizer and insect and weed control products are various commodity and specialty chemicals including phosphates, urea, potash, herbicides, insecticides and fungicides. Garden Products obtains its raw materials from various sources, which it presently considers to be adequate. No one source is considered to be essential to Garden Products. Garden Products has never experienced a significant interruption of supply.

Competition

The lawn and garden products industry is highly competitive. Our lawn and garden products compete against national and regional products and private label products produced by various suppliers. Our turf and forage grass seed products, fertilizers, pesticides and combination products compete principally against products marketed by Scotts. Since its acquisition of the Ortho line of lawn and garden products from Pharmacia Corporation (formerly Monsanto) in 1999, Scotts’ dominant position in the lawn and garden industry has been a significant competitive disadvantage for our similar garden products. In addition, the United Industries division of Spectrum Brands is a strong competitor with a broad product line. Garden Products competes primarily on the basis of its premium and value brands, quality, service, price, low cost manufacturing and strong brand names. Garden Products’ sales and logistics operations also compete with a large number of smaller local and regional distributors, with competition based on price, service and personal relationships.

Significant Customers

Wal*Mart represented approximately 19% of Central’s net sales in fiscal 2005, 20% in fiscal 2004 and 21% in fiscal 2003 and represented approximately 30% of Garden Products’ sales in fiscal 2005, 31% in fiscal 2004 and 34% in fiscal 2003. Sales to Home Depot represented approximately 15% of Garden Products’ sales in fiscal 2005, 2004 and 2003. PETsMART represented approximately 10% of Pet Products’ net sales in fiscal 2005, 2004 and 2003.

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

Employees

As of September 24, 2005, we had approximately 4,800 employees of which approximately 4,500 were full-time employees and 300 were temporary or part-time employees. We also hire substantial numbers of additional temporary employees for the peak lawn and garden shipping season of February through June to meet the increased demand experienced during the spring and summer months. All of our temporary employees are paid on an hourly basis. Except for certain employees at a Kaytee facility in Rialto, California, none of our employees is represented by a labor union. We consider our relationships with our employees to be good.

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

Executive Officers

The following table sets forth the name, age and position of our executive officers as of December 1, 2005.

Name	Age	Position
William E. Brown	64	Chairman of the Board

Glenn W. Novotny	58	President, Chief Executive Officer and Director

Stuart W. Booth	54	Executive Vice President, Chief Financial Officer and Secretary

James V. Heim	51	President, Pet Products Division

Bradley P. Johnson	43	President, Garden Products Division

Brooks M. Pennington III	51	Chief Executive Officer and President of Pennington Seed, Inc. and Director

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

Stuart W. Booth has been our Executive Vice President since October 2005 and Chief Financial Officer and Secretary since January 2002. From January 2001 to October 2001, he was Chief Financial Officer of Respond TV, an interactive television infrastructure and services company. From June 1998 until January 2001, Mr. Booth was the Principal Vice President and Treasurer of Bechtel Group, Inc., an international engineering and construction company, where he was responsible for global bank relationships and financial operations including credit, cash management and foreign exchange operations. Prior to working at Bechtel, Mr. Booth was the Senior Vice President, Finance and Development with PG&E Enterprises, the first non-regulated business unit of Pacific Gas and Electric Company.

James V. Heim has been our President, Pet Products Division since August 2004. From June 2002 to February 2004, Mr. Heim was the President and Chief Executive Officer of The Color Factory, a leading designer and manufacturer of cosmetics for domestic and international brands. From January 2000 to June 2002, he was the chief executive officer of ExchangeBridge, Inc. a web-based system used by manufacturers and retailers for ordering, cataloging and processing consumer packaged goods. Mr. Heim has also held positions at American Pad & Paper, Procter & Gamble, Polaroid, Maybelline and American Safety Razor.

Bradley P. Johnson joined our company in November 2005 as President, Garden Products. Mr. Johnson served as President of Elmer’s Products, Inc., a leading manufacturer of branded adhesives, office products, artists’ supplies and craft tools, from September 2004 to October 2005 and as Chief Operating Officer from January 2004 to September 2004. From June 2002 until its merger with Elmer’s Products in October 2003, Mr. Johnson was the President and Chief Executive Officer of Hunt Corporation, a manufacturer of office products, and he held various other management positions from May 1999 to June 2002. Prior to Hunt Corporation, Mr. Johnson held positions at H.J. Heinz and Kimberly-Clark Corporation.

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

Available Information

Our web site is http://www.central.com. We make available free of charge, on or through our web site, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing or furnishing such reports with the Securities and Exchange Commission. Information contained on our web site is not part of this report.

Item 1A. Risk Factors.

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

With the growing trend towards retail trade consolidation, we are increasingly dependent upon key retail customers whose bargaining strength is growing. Our business may be negatively affected by changes in the policies of our retail customers, such as inventory destocking, limitations on access to shelf space, price demands and other conditions. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and to more closely anticipate demand, which could in the future require the carrying of additional inventories and an increase in our working capital and related financing requirements.

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

Wal*Mart, our largest customer, accounted for approximately 19% of our net sales in fiscal 2005, 20% in fiscal 2004 and 21% in fiscal 2003. Home Depot, Lowe’s, PETsMART and PETCO are also significant customers although each accounted for less than 10% of our net sales and, together with Wal*Mart, accounted for approximately 42% of our net sales in fiscal 2005, 43% in fiscal 2004 and 44% in fiscal 2003. The market shares of all of these key retailers have increased during the last several years and may continue to increase in future years.

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

We believe that our past performance has been based on, and our future success will depend upon, in part, our ability to continue to improve our existing products through product innovation and to develop, market and produce new products. We cannot assure you that we will be successful in the introduction, marketing and production of any new products or product innovations, or that we will develop and introduce in a timely manner innovations to our existing products which satisfy customer needs or achieve market acceptance. Our failure to develop new products and introduce them successfully and in a timely manner could harm our ability to grow our business and could have a material adverse effect on our business, results of operations and financial condition.

Seeds and grains we use to produce bird feed and grass seed are commodity products subject to price volatility that has had, and could have, a negative impact on us.

Our financial results depend to some extent on the cost of raw materials and our ability to pass along increases in these costs to our customers. In particular, our Pennington and Kaytee subsidiaries are exposed to fluctuations in market prices for commodity seeds and grains used to produce bird feed. Historically, market prices for commodity seeds and grains have fluctuated in response to a number of factors, including changes in United States government farm support programs, changes in international agricultural and trading policies and weather conditions during the growing and harvesting seasons. For example, due to drought conditions in 2002, we experienced significant increases in the costs of most grains and seeds purchased for production. These cost increases had a negative impact on profitability of bird feed products in fiscal 2003. In the event of any increases in raw materials costs, we would be required to increase sales prices to avoid margin deterioration. We cannot assure you as to the timing or extent of our ability to implement future price adjustments in the event of increased raw material costs or as to whether any price increases implemented by us may affect the volumes of future shipments.

A portion of our grass seed operations are subject to crop yield and commodity pricing. In fiscal 2001 and 2002, Garden Products was adversely affected by a worldwide oversupply of certain grass seeds brought on by a combination of weather issues and the bankruptcy sale of a competitor, generally poor economic conditions in agriculture, and cattle diseases that reduced demand for seed. By the close of fiscal 2003, the grass seed market returned to more normal conditions with overall supply-demand balance, yet certain varieties were in oversupply, and others were in short supply. In 2004, we experienced unusually wet weather in portions of the United States, adversely impacting sales and crop harvests of non-proprietary seeds. Grass seed production and demand returned to more normal patterns in 2005.

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

Competition in our industries may hinder our ability to execute our business strategy, achieve profitability or maintain relationships with existing customers.

We operate in highly competitive industries, which have experienced increased consolidation in recent years. We compete against numerous other companies, some of which are more established in their industries and have substantially greater revenue or resources than we do. Our products compete against national and regional products and private label products produced by various suppliers. Our largest competitors in pet supplies products are Spectrum Brands and Hartz Mountain, and our largest competitors in lawn and garden products are The Scotts Company and Spectrum Brands.

To compete effectively, among other things, we must:

•	develop and grow brands with leading market positions;

•	maintain our relationships with key retailers;

•	continually develop innovative new products that appeal to consumers;

•	maintain strict quality standards;

•	deliver products on a reliable basis at competitive prices; and

•	effectively integrate acquired companies.

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

We have faced, and expect to continue to face, increased competition for acquisition candidates, which may limit the number of opportunities and may lead to higher acquisition prices. We completed six acquisitions in fiscal 2004 and three in fiscal 2005. We cannot assure you that we will be able to identify, acquire, or manage profitably additional businesses or to integrate successfully any acquired businesses into our existing business without substantial costs, delays or other operational or financial difficulties. In future acquisitions, we also could incur additional indebtedness or pay consideration in excess of fair value, which could have a material adverse effect on our business, results of operations and financial condition.

Our lawn and garden sales are highly seasonal and subject to adverse weather, either of which could impact our cash flow and operating results.

Because our lawn and garden products are used primarily in the spring and summer, Garden Products’ business is seasonal. In fiscal 2005, approximately 63% of Garden Products’ net sales and 57% of our total net sales occurred during our second and third fiscal quarters. Substantially all of Garden Products’ operating income and cash flow is generated in this period. Our working capital needs and our borrowings generally peak in our second fiscal quarter because we are generating fewer revenues while incurring expenses in preparation for the spring selling season. If cash on hand and borrowings under our credit facilities are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business.

Because demand for lawn and garden products is significantly influenced by weather, particularly weekend weather during the peak gardening season, our results of operations and cash flow could also be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, water shortages or floods. During 2003 and 2004, our results of operations and cash flow were negatively affected by severe weather conditions in some parts of the United States.

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

Our future performance is substantially dependent upon the continued services of William E. Brown, our Chairman, Glenn W. Novotny, our President and Chief Executive Officer, and our other senior officers. The loss of the services of any of these persons could have a material adverse effect upon us. In addition, our future performance depends on our ability to attract and retain skilled employees. We cannot assure you that we will be able to retain our existing personnel or attract additional qualified employees in the future.

Rising energy prices could adversely affect our operating results.

In the last few years, energy prices have risen dramatically, which has resulted in increased fuel costs for our businesses and raw materials costs for our branded products. Rising energy prices could adversely affect consumer spending and demand for our products and increase our operating costs, both of which would reduce our production and operating income.

We are implementing a new enterprise resource planning information technology system that will result in an increase in IT spending over the next several years.

In fiscal 2005, we began incurring costs associated with designing and implementing a new company-wide enterprise resource planning software system utilizing SAP with the objective of gradually migrating to the new system over the next four fiscal years. This new system will replace our numerous existing accounting and financial reporting systems, most of which we obtained through our various business acquisitions. If we do not complete the implementation of the project timely and successfully, we may experience, among other things, additional costs associated with completing this project and a delay in realizing the projected reduction in operating costs. All of this may also result in a distraction of management’s time, diverting their attention from our existing operations and strategy.

Some of the products that we manufacture and distribute require governmental permits and also subject us to potential environmental liabilities.

Some of the products that we manufacture and distribute are subject to regulation by federal, state and local authorities. Such regulations are often complex and are subject to change. Environmental regulations may affect us by restricting the manufacturing or use of our products or regulating their disposal. Regulatory or legislative changes may cause future increases in our operating costs or otherwise affect operations. Although we believe we are and have been in substantial compliance with such regulations and have internal guidelines on the handling and disposal of our products, there is no assurance that in the future we may not be adversely affected by such regulations or incur increased operating costs in complying with such regulations. However, neither the compliance with regulatory requirements nor our environmental procedures can ensure that we will not be subject to claims for personal injury, property damages or governmental enforcement. In addition, while we do not anticipate having to make, and historically have not had to make, significant capital expenditures to comply with applicable environmental laws and regulations, due to the nature of our operations and the frequently changing nature of environmental compliance standards and technology, we cannot predict with any certainty that future material capital expenditures will not be required.

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

Our business exposes us to potential product liability risks in the manufacture and distribution of certain of our products. Although we generally seek to insure against such risks, there can be no assurance that such coverage is adequate or that we will be able to maintain such insurance on acceptable terms. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on us and could prevent us from obtaining adequate product liability insurance in the future on commercially reasonable terms.

We have pending litigation which could adversely impact our operating results.

We are a party to certain legal proceedings, including litigation arising from a fire that destroyed our Phoenix, Arizona facility. We are currently unable to determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of our legal proceedings. Regardless of the ultimate outcome of our legal proceedings, they could result in significant diversion of time by our management. The results of our pending legal proceedings, including any potential settlements, are uncertain and we cannot assure you that the outcome of these disputes will not adversely affect our operating results or future cashflows. See “Item 3 – Legal Proceedings.”

Our Chairman, through his holdings of our Class B stock, could greatly influence control of Central, which may discourage potential acquisitions of our business and could have an adverse effect on the market price of our common stock.

Holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast and each share of Class B stock is convertible at any time into one share of our common stock. Holders of our common stock are entitled to one vote for each share owned. As of December 1, 2005, William E. Brown, our Chairman, held 1,602,659 shares of our Class B stock (out of a total of 1,654,462 outstanding shares) and 63,227 shares of our common stock and thereby controlled approximately 45% of the voting power of our capital stock. Accordingly, except to the extent that a class vote of the common stock is required by applicable law, he can effectively control all matters requiring stockholder approval, including the election of our directors, and can exert substantial control over our management and policies. The disproportionate voting rights of our common stock and Class B stock and Mr. Brown’s substantial holdings of Class B stock could have an adverse effect on the market price of our common stock. Also, such disproportionate voting rights and Mr. Brown’s controlling interest may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our common stockholders, which could thereby deprive holders of common stock of an opportunity to sell their shares for a “take-over” premium.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

We currently operate 31 manufacturing facilities totaling approximately 3,463,000 square feet and 35 sales and logistics facilities totaling approximately 3,425,000 square feet. Most sales and logistics centers consist of office and warehouse space, and several large bays for loading and unloading. Each sales and logistics center provides warehouse, distribution, sales and support functions for its geographic area. Our executive offices are located in Walnut Creek, California.

The table below lists Pet Products’ manufacturing and sales and logistics facilities:

Location	Type of Facility	Owned or Leased
Carson, CA	Manufacturing	Leased
Rialto, CA	Manufacturing	Owned
Sacramento, CA	Sales and Logistics	Leased
Santa Fe Springs, CA	Sales and Logistics	Leased
Tampa, FL	Sales and Logistics	Leased
Acworth, GA	Manufacturing	Leased
Norcross, GA	Sales and Logistics	Leased
Elk Grove Village, IL	Manufacturing	Leased
Mahwah, NJ	Sales and Logistics	Leased
Neptune City, NJ	Manufacturing	Leased
Neptune City, NJ	Manufacturing	Owned
Hauppauge, NY	Manufacturing	Leased
Hauppauge, NY	Manufacturing	Owned
Cressona, PA	Manufacturing	Owned
Dallas, TX	Manufacturing	Leased
Dallas, TX	Manufacturing	Owned
Houston, TX	Sales and Logistics	Leased
Algona, WA	Sales and Logistics	Leased
Chilton, WI	Manufacturing	Leased
Chilton, WI	Manufacturing	Owned
Franklin, WI	Manufacturing	Owned
Dorking, UK	Sales and Logistics	Leased
Manchester, UK	Sales and Logistics	Leased
Somerset, UK	Sales and Logistics	Leased

The table below lists Garden Products’ manufacturing and sales and logistics facilities:

Location	Type of Facility	Owned or Leased
Cullman, AL	Sales and Logistics	Owned
Cullman, AL	Sales and Logistics	Leased
Roll, AZ	Manufacturing	Owned
Yuma, AZ	Manufacturing	Leased
El Centro, CA	Manufacturing	Owned
Ontario, CA	Sales and Logistics	Leased
Orange, CA	Sales and Logistics	Leased
Richmond, CA	Sales and Logistics	Leased
Sacramento, CA	Sales and Logistics	Leased
San Leandro, CA	Manufacturing	Leased
San Leandro, CA	Sales and Logistics	Leased
Santa Fe Springs, CA	Sales and Logistics	Leased
Stockton, CA	Manufacturing	Leased
Longmont, CO	Manufacturing	Owned
Clearwater, FL	Manufacturing	Leased
Orlando, FL	Sales and Logistics	Leased
Eatonton, GA	Manufacturing	Owned
Eatonton, GA	Sales and Logistics	Leased
Madison, GA (2)	Manufacturing	Owned
Madison, GA	Manufacturing	Leased
Madison, GA	Sales and Logistics	Owned
Madison, GA	Sales and Logistics	Leased
Munster, IN	Sales and Logistics	Leased
Foxboro, MA	Sales and Logistics	Leased
Taunton, MA	Sales and Logistics	Leased
Laurel, MD	Sales and Logistics	Leased
Bolivar, MO	Manufacturing	Leased
Greenfield, MO (2)	Manufacturing	Owned
Greenfield, MO	Sales and Logistics	Owned
Winston-Salem, NC	Sales and Logistics	Leased
Saddle Brook, NJ	Sales and Logistics	Leased
Peebles, OH	Manufacturing	Owned
West Union, OH	Manufacturing	Leased
Lebanon, OR	Manufacturing	Owned
Portland, OR	Sales and Logistics	Leased
Columbia, SC	Sales and Logistics	Owned
Columbia, SC	Sales and Logistics	Leased
Grand Prairie, TX	Sales and Logistics	Leased
Houston, TX	Sales and Logistics	Leased
Kenbridge, VA	Sales and Logistics	Leased

We lease 14 of our manufacturing facilities and 31 of our sales and logistics facilities. These leases generally expire between 2006 and 2020. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. The facilities we own are subject to major encumbrances under our principal credit facility. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks and warehousing, transportation and computer equipment.

Item 3. Legal Proceedings

TFH Litigation. In December 1997, Central acquired all of the stock of TFH Publications, Inc. (“TFH”) from Herbert and Evelyn Axelrod (the “Axelrods”). In connection with the transaction, Central made a $10 million loan to the Axelrods (the “Axelrod Loan”), which was evidenced by a Promissory Note. In September 1998, the Axelrods brought suit against Central and certain executives of Central for damages and relief from their obligations under the Promissory Note, alleging, among other things, that Central’s failure to properly supervise the TFH management team had jeopardized their prospects of achieving certain earnouts. Central denied those allegations and counterclaimed against the Axelrods for enforcement of the Promissory Note, damages and other relief, alleging, among other things, fraud and breaches of warranties. These actions, Herbert R. Axelrod and Evelyn Axelrod v. Central Garden & Pet Company; Glen S. Axelrod; Gary Hersch; William E. Brown; Robert B. Jones; Glenn Novotny; and Neill Hines, Docket No. MON-L-5100-99, and TFH Publications, Inc. v. Herbert Axelrod et al., Docket No. L-2127-99 (consolidated cases), are in the New Jersey Superior Court.

On September 1, 2005, a civil jury returned its verdict in the TFH litigation following a five-month trial. The jury returned an overall verdict in favor of Central. With regard to Central’s claims against the Axelrods, the jury found: (1) Central was entitled to be repaid the Axelrod Loan, which was evidenced by the Promissory Note; (2) the Axelrods had breached four separate representations and warranties in the Stock Purchase Agreement, under which the Axelrods sold TFH to Central; (3) the Axelrods were not justified in starting a competing company in violation of their non-competition agreements; and (4) Herbert Axelrod had engaged in fraud. The jury awarded Central $20,340,000. In a post-verdict ruling, the Court eliminated $340,000 of the jury’s award. The remaining jury award in favor of Central entitles Central to pre-judgment and post-judgment interest. Central is also entitled to costs, expenses and attorneys fees related to the enforcement and collection of the Promissory Note. Central has applied for such interest, costs, expenses and attorneys’ fees and that application is currently pending before the New Jersey Superior Court.

The jury rejected most of the Axelrods’ claims against Central. In that regard, the jury denied the Axelrods’ claims for breach of contract, fraud, tortious interference and civil conspiracy. The jury did find that Central had breached Consulting Agreements with the Axelrods and awarded $3.7 million in damages. In addition, before the trial, there had been an arbitration to determine whether the Axelrods were entitled to a purchase price adjustment. The Axelrods maintained that as a result of that arbitration determination, the Axelrods are entitled to an additional approximately $2.6 million in purchase price, plus interest.

The New Jersey Superior Court is scheduled to enter a final judgment in the TFH litigation in early 2006. The Axelrods were required to place cash in an account with the New Jersey Superior Court as security for the anticipated judgment. The Axelrods have stated that they intend to appeal. If there is an appeal, the Axelrods will be required to post security for the judgment pending the appeal or Central could collect on the judgment. It is estimated that an appeal could take nine months to several years to resolve.

Phoenix Fire. On August 2, 2000, a fire destroyed Central’s leased warehouse space in Phoenix, Arizona, and an adjoining warehouse space leased by a third party. On July 31, 2001, the adjoining warehouse tenant filed a lawsuit against Central and other parties in the Superior Court of Arizona, Maricopa County, seeking to recover $47 million for property damage from the fire. See Cardinal Health Inc., et al. v. Central Garden & Pet Company, et al., Civil Case No. CV2001-013152. Local residents also filed a purported class action lawsuit alleging claims for bodily injury and property damage as a result of the fire. This class action lawsuit has now been settled as to all parties, and has received Court approval. As part of the settlement, Central’s liability insurers paid $7,825,000 on behalf of Central in May 2004. The building owner and several nearby businesses also filed lawsuits for property damage and business interruption, which were coordinated with the remaining tenant lawsuit. Each of these lawsuits is currently pending in the Superior Court of Arizona, Maricopa County. The business interruption lawsuits have been dismissed, or settled for amounts paid by Central’s insurers. The trial for the remaining cases filed by the adjoining tenant and the building owner is currently scheduled for March 2006. The overall amount of the damages to all parties caused by the fire, and the overall amount of damages which Central may sustain as a result of the fire, have not been quantified. At the time of the fire, Central maintained property insurance covering losses to the leased premises, Central’s inventory and equipment, and loss of business income. Central also maintained insurance providing $51 million of coverage (with no deductible) against third party liability. Central believes that this insurance coverage will be available with respect to third party claims against Central if parties other than Central are not found responsible. The precise amount of the damages sustained in the fire, the ultimate determination of the parties responsible and the availability of insurance coverage are likely to depend on the outcome of complex litigation, involving numerous claimants, defendants and insurance companies.

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

	High	Low
Fiscal 2004
First Quarter	$28.15	$25.57
Second Quarter	37.49	27.94
Third Quarter	38.89	34.04
Fourth Quarter	35.77	28.19

Fiscal 2005
First Quarter	$40.95	$29.73
Second Quarter	46.62	38.55
Third Quarter	49.20	40.26
Fourth Quarter	54.82	43.50

As of September 24, 2005, there were approximately 156 holders of record of our common stock and seven holders of record of our Class B stock.

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

Except as set forth in the table below, we did not repurchase any of our equity securities during the fourth quarter or fiscal year ended September 24, 2005.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 26 – October 30, 2004	—		$—	—	—
October 31 – November 27, 2004	—		—	—	—
November 28 – December 25, 2004	12,959	(1)	40.73	—	—
December 26, 2004 – January 29, 2005	—		—	—	—
January 30 – February 26, 2005	—		—	—	—
February 27 – March 26, 2005	—		—	—	—
March 27 – April 30, 2005	—		—	—	—
May 1 – May 28, 2005	—		—	—	—
May 29 – June 25, 2005	—		—	—	—
June 26 – July 30, 2005	4,656	(1)	48.58	—	—
July 31 – August 27, 2005	—		—	—	—
August 28 – September 24, 2005	—		—	—	—

Total	17,615		$42.80	—	—

(1)	Represents shares tendered to Central in payment of the aggregate option exercise price incurred upon the exercise of employee stock options.

Item 6. Selected Financial Data

The following selected statement of operations and balance sheet data as of and for the fiscal years ended September 29, 2001, September 28, 2002, September 27, 2003, September 25, 2004 and September 24, 2005 have been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto in “Item 8 – Financial Statements and Supplementary Data” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Fiscal Year Ended
	September 29, 2001	September 28, 2002	September 27, 2003	September 25, 2004	September 24, 2005
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$1,122,999	$1,077,780	$1,145,001	$1,266,526	$1,380,644
Cost of goods sold and occupancy	811,186	757,437	811,562	882,227	937,989

Gross profit	311,813	320,343	333,439	384,299	442,655
Selling, general and administrative expenses	297,751	267,579	261,098	302,227	342,526
Income from operations	14,062	52,764	72,341	82,072	100,129
Interest expense, net	(23,083)	(14,608)	(19,202)	(17,753)	(20,660)
Other income	1,631	5,548	2,522	2,023	4,576

Income (loss) before income taxes and cumulative effect of accounting change	(7,390)	43,704	55,661	66,342	84,045
Income taxes	(247)	15,159	21,020	24,992	30,258

Income (loss) before cumulative effect of accounting change	(7,143)	28,545	34,641	41,350	53,787
Cumulative effect of accounting change, net of tax (1)	—	(112,237)	—	—	—

Net income (loss)	$(7,143)	$(83,692)	$34,641	$41,350	$53,787

Basic income (loss) per common equivalent share:
Before cumulative effect of accounting change	$(0.39)	$1.54	$1.79	$2.06	$2.58
Cumulative effect of accounting change, net of tax (1)	—	(6.04)	—	—	—

Basic income (loss) per common equivalent share	$(0.39)	$(4.50)	$1.79	$2.06	$2.58

Diluted income (loss) per common equivalent share:
Before cumulative effect of accounting change	$(0.39)	$1.44	$1.73	$1.99	$2.50
Cumulative effect of accounting change, net of tax (1)	—	(4.88)	—	—	—

Diluted income (loss) per common equivalent share	$(0.39)	$(3.44)	$1.73	$1.99	$2.50

Weighted average shares used in the computation of income (loss) per common equivalent share:
Basic	18,402	18,581	19,327	20,036	20,813
Diluted	18,402	23,009	20,081	20,801	21,526

	Fiscal Year Ended
	September 29, 2001	September 28, 2002	September 27, 2003	September 25, 2004	September 24, 2005
	(in thousands)
Other Data:
Depreciation and amortization	$28,362	$17,616	$17,878	$18,516	$19,600
Capital expenditures	$13,888	$10,907	$17,958	$18,264	$18,676
Cash from operating activities	$38,814	$72,813	$51,202	$64,414	$57,126
Cash used in investing activities	$(32,165)	$(10,907)	$(22,572)	$(192,147)	$(65,808)
Cash from (used in) financing activities	$(4,042)	$(59,314)	$38,090	$62,214	$25,618
Ratio of earnings to fixed charges (2)	—	3.81	3.59	4.36	4.24

	September 29, 2001	September 28, 2002	September 27, 2003	September 25, 2004	September 24, 2005
	(in thousands)
Balance Sheet Data:
Cash	$8,292	$10,884	$77,604	$12,221	$28,792
Working capital	110,990	154,017	302,865	292,954	343,460
Total assets	916,626	731,957	829,098	960,197	1,056,349
Total debt	278,098	212,899	250,253	305,800	323,064
Shareholders’ equity	455,315	377,508	425,096	479,796	547,178

(1)	The cumulative effect of accounting change in fiscal 2002 related to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, as described in Note 5 to the consolidated financial statements.
(2)	For the purposes of determining the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes and cumulative effect of accounting change, excluding income and losses associated with equity method investees, and before fixed charges. Fixed charges consist of interest expense, the portion of rental expense under operating leases deemed by management to be representative of the interest factor and amortization of deferred financing costs. In the fiscal year ended September 29, 2001, our fixed charges exceeded the sum of our earnings and fixed charges by $9.0 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in forward-looking statements. See “Forward-Looking Statements” and “Risk Factors.”

Overview

Central Garden & Pet is a leading innovator, marketer and producer of quality branded products. We are one of the largest suppliers in the Lawn and Garden and Pet supplies industries. The total lawn and garden industry is estimated to be approximately $51 billion in retail sales. We estimate the applicable portion of the lawn and garden supplies market to our business is approximately $15 billion. The total pet industry is estimated to be approximately $37 billion in retail sales. We estimate the applicable portion of the pet supplies market to be approximately $8.5 billion.

•	Our lawn and garden supplies products include: proprietary and non-proprietary grass seed; wild bird feed, feeders, bird houses and other birding accessories; weed, grass, ant and other herbicide, insecticide and pesticide products; and decorative outdoor lifestyle and lighting products, including pottery, trellises and other wood products and holiday lighting. These products are sold under a number of brand names including Pennington, Rebels, Cedar Works, AMDRO, Grants, Lilly Miller, Sevin, Over’n Out, Norcal Pottery, New England Pottery, GKI/Bethlehem Lighting and Matthews Four Seasons.

•	Our pet supplies products include: products for dogs and cats, including bones, premium healthy edible and non-edible chews, leashes, collars, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; and products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps and filters and water conditioners and supplements, and information and knowledge resources. These products are sold under a number of brand names including All-Glass Aquarium, Oceanic, Energy Savers Unlimited, Kent Marine, Interpet, TFH, Nylabone, Four Paws, Pet Select, Kaytee, Super Pet, Zodiac, Pre Strike and Altosid.

In fiscal 2005, our consolidated net sales were $1.4 billion, of which our lawn and garden segment, or Garden Products, accounted for approximately $740 million and our pet segment, or Pet Products, accounted for approximately $640 million. In fiscal 2005, our income from operations was $100.1 million of which Garden Products accounted for $47.1 million and Pet Products accounted for $83.7 million, before corporate expenses and eliminations of $30.7 million.

Background

We have transitioned our company to a leading marketer and producer of branded products from a traditional pet and lawn and garden supplies distributor. We made this transition because we recognized the opportunity to build a portfolio of leading brands and improve profitability by capitalizing on our knowledge of the pet and lawn and garden supplies sectors, our strong relationships with retailers, and our nationwide sales and logistics network. Our goal was to diversify our business and improve operating margins by establishing a portfolio of leading brands. Since 1997, we have acquired numerous branded product companies and product lines, including Wellmark and Four Paws in fiscal 1997; Kaytee Products, TFH and Pennington Seed in fiscal 1998; Norcal Pottery in fiscal 1999; AMDRO and All-Glass Aquarium in fiscal 2000; Lilly Miller in fiscal 2001; Alaska Fish Fertilizer in fiscal 2002; Kent Marine, New England Pottery, Interpet, KRB Seed Company, (dba Budd’s Seed), and Energy Savers Unlimited in fiscal 2004; and Pets International and Gulfstream Home & Garden in fiscal 2005.

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

Virtually all of our sales before fiscal 1997 were derived from distributing other manufacturers’ products. Since then, our branded product sales have grown to approximately $1.1 billion, or approximately 78% of total sales, in fiscal 2005. During this same period, our sales of other manufacturers’ products have declined to approximately 22% of total sales, and our gross profit margins have improved from 13.6% in fiscal 1996 to 32.1% in fiscal 2005.

Recent Developments

TFH Verdict

On September 1, 2005, the jury returned its verdict in the TFH Publications, Inc. litigation following a five-month trial. The jury awarded Central $20,340,000 for its claims against Herbert and Evelyn Axelrod. In a post-verdict ruling, the Court eliminated $340,000 of the jury’s award. The remaining jury award in favor of Central also entitles Central to interest, costs, expenses and attorneys’ fees. The jury rejected most of the Axelrods’ claims against Central. The jury did, however, award the Axelrods’ $3.7 million in damages for their claim that Central had breached certain consulting agreements with them. For additional information, see “Item 3 – Legal Proceedings” above.

Pet Products Reorganization

We are streamlining our operating structure into four strategic operating units within our pet products segment: Aquatics; Dog & Cat; Bird & Small Animal and Animal Health. The creation of these strategic operating units, we believe, will create scalable efficient operating platforms, more effective research and development and brand building initiatives, facilitate interaction with our retail customers and enable us to more seamlessly integrate potential future acquisitions. We expect to incur $4 million in net restructuring related costs in fiscal 2006 related to these infrastructure consolidation activities.

Investments in Information Technology

We are implementing a scalable enterprise-wide information technology platform to improve existing operations, to support future growth and to enable us to take advantage of new applications and technologies. We have selected SAP as our software provider and anticipate investing approximately $30 million over the next four years in phases to implement our new information technology strategy. This initiative will combine our numerous information systems into one enterprise system that employs best practices from across our operating units and creates a common business model and common data, which should create greater efficiency and effectiveness.

Share Repurchase Program

On December 6, 2005, the Board of Directors authorized a $100 million share repurchase program, in part, to minimize the dilutive impact of our equity compensation programs over time.

Recent Acquisitions

We completed three acquisitions during the fiscal year ended September 24, 2005, for a total of $62.2 million. Pro forma results of operations have not been presented for any of the acquisitions because the effects of these acquisitions were not material to Central’s operating results either individually, or in the aggregate. The consolidated financial statements include the effects of these acquired businesses from the dates of acquisition.

These acquisitions are summarized as follows (in thousands):

Net tangible assets acquired	$14,371
Other intangible assets acquired	21,783
Goodwill	26,040

Total consideration paid (including transaction costs)	$62,194

In the aggregate, in fiscal 2005 these acquisitions contributed $23 million in revenue and $4 million in operating income. Each acquisition was accounted for as a purchase.

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	Fiscal Year Ended
	September 27, 2003	September 25, 2004	September 24, 2005
Net sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy	70.9	69.7	67.9

Gross profit	29.1	30.3	32.1
Selling, general and administrative	22.8	23.8	24.8

Income from operations	6.3	6.5	7.3
Interest expense, net	(1.7)	(1.4)	(1.5)
Other income	0.2	0.2	0.3
Income taxes	(1.8)	(2.0)	(2.2)

Net income	3.0%	3.3%	3.9%

Fiscal 2005 Compared to Fiscal 2004

Net Sales

Net sales for fiscal 2005 increased $114.1 million, or 9.0%, to $1,380.6 million from $1,266.5 million in fiscal 2004. This was due to a $119.6 million, or 12.5%, increase in our branded product sales partially offset by a $5.5 million decrease in the sales of other manufacturers’ products. Incremental net sales in 2005 related to acquisitions made in fiscal 2004 and 2005 were $83.1 million and $31.0 million related to organic sales growth. Sales of our own branded products represented 78% of our total sales in fiscal 2005.

Garden Products’ sales for fiscal 2005 increased $43.9 million, or 6.3%, to $741.5 million from $697.6 million in fiscal 2004. In fiscal 2005, our garden branded product sales increased $57.8 million, partially offset by a $13.9 million decrease in the sales of other manufacturers’ products. The largest factors contributing to the sales increase of our garden branded products were incremental net sales from acquisitions made in fiscal 2004 and 2005 of $36.6 million and increased sales of our wild bird feed of approximately $4.6 million and ant control products of approximately $3.7 million.

Pet Products’ sales for fiscal 2005 increased $70.2 million, or 12.3%, to $639.1 million from $568.9 million in fiscal 2004. Pet branded product sales increased to $493.2 million in fiscal 2005 from $431.4 million in fiscal 2004, and sales of other manufacturers’ products increased to $145.9 million in fiscal 2005 from $137.5 million in fiscal 2004. The increased sales of our pet branded products were due to incremental net sales in 2005 from acquisitions made in fiscal 2004 and 2005 of $46.5 million and approximately $15.3 million related to increased organic brand sales, including $4.8 million of insect control products.

Gross Profit

Gross profit increased $58.3 million, or 15.2%, from $384.3 million in fiscal 2004 to $442.6 million in fiscal 2005. Gross profit increased $40.8 million, or 20.6%, in Pet Products and $17.5 million, or 9.4%, in Garden Products. Gross profit as a percentage of net sales increased to 32.1% in fiscal 2005 from 30.3% in fiscal 2004, as both Pet Products’ and Garden Products’ margins improved. Pet Products margins improved from 34.8% to 37.3% and Garden Products from 26.7% to 27.5% in fiscal 2005. The margin improvements were due primarily to the incremental contributions from our acquisitions in fiscal 2004 and 2005 of approximately $33 million, increased grass seed margins of approximately $7 million resulting from focusing on higher profit product, increased insect control products of approximately $8 million and $4.5 million in improved gross margins and plant efficiencies in our bird feed operations.

Selling, General and Administrative

Selling, general and administrative expenses increased $40.3 million, or 13.3%, from $302.2 million in fiscal 2004 to $342.5 million in fiscal 2005. The increase was due primarily to increased administrative costs and selling and delivery expenses. As a percentage of net sales, selling, general and administrative expenses increased from 23.8% during fiscal 2004 to 24.8% during fiscal 2005.

Selling and delivery expenses increased by $20.4 million, or 13.0%, from $156.5 million in fiscal 2004 to $176.9 million in fiscal 2005. The increase was due primarily to the 9% increase in sales and approximately $5 million increase in common carrier and fuel charges. Selling and delivery expenses as a percentage of net sales increased from 12.4% in fiscal 2004 to 12.8% in fiscal 2005.

Facilities expenses decreased $0.3 million from $11.3 million in fiscal 2004 to $11.0 million in fiscal 2005. The decrease was due primarily to facility shutdown costs within Pet Products recognized in fiscal 2004.

Warehouse and administrative expenses increased $20.2 million, or 15.0%, from $134.4 million in fiscal 2004 to $154.6 million in fiscal 2005. Garden Products increased $5.1 million and Pet Products increased $6.6 million due primarily to approximately $11 million of such costs from recent acquisitions. Corporate expenses increased $8.5 million due primarily to increased professional fees related to Sarbanes-Oxley compliance of $5.6 million and legal and litigation expenses of $4.4 million, partially offset by $1.5 million collected on a note previously considered uncollectible. In order to achieve Sarbanes-Oxley section 404 compliance at fiscal year end 2005, we incurred approximately $6 million in fiscal 2005.

Other Income

Other income increased $2.6 million from $2.0 million in fiscal 2004 to $4.6 million in fiscal 2005. While our equity method investments performed better in the current year, $0.5 million was related to one of our equity method investments being positively impacted by sales in fiscal 2005, originally expected in fiscal 2006, due to a change in the buying pattern of a customer. As such, it is possible there will be no earnings in fiscal 2006 from this investment. Additionally, $0.8 million of the increase was due to an equity method investment made in the current fiscal year acquired in connection with one of our acquisitions.

Interest Expense

Net interest expense increased $2.8 million, or 15.7%, from $17.8 million in fiscal 2004 to $20.6 million in fiscal 2005. The increase was due primarily to increased average borrowings during fiscal 2005 compared to fiscal 2004 and slightly higher interest rates on our floating rate debt partially offset by interest accrued on a third party note.

Average borrowings for fiscal 2005 were $333 million compared to $283 million in fiscal 2004. The average interest rates for fiscal 2005 and 2004 were 6.4% and 5.7%, respectively.

Income Taxes

Our effective tax rate in fiscal 2005 was 36.0% compared with 37.7% in fiscal 2004. The combined federal and state tax rate was approximately 38.4% before a one-time benefit of $1.5 million (1.7%) related to an adjustment of prior year tax accruals recognized in the fourth quarter of fiscal 2005. In addition, the difference between the combined statutory rate of 35% and the effective tax rate was due primarily to the impact of non-US tax rates at our UK based subsidiary and the utilization of state income tax credits. In fiscal 2004, the difference was due primarily to the impact of non-US tax rates and the utilization of state income tax credits.

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

Selling and delivery expenses increased by $21.1 million, or 15.6%, from $135.4 million in fiscal 2003 to $156.5 million in fiscal 2004. The increase was due primarily to $13.4 million from fiscal 2004 acquisitions and the fiscal 2004 organic sales increase, which led to increased selling and delivery expenses. Selling and delivery expenses as a percentage of net sales increased from 11.8% in fiscal 2003 to 12.4% in fiscal 2004 primarily driven by increased fuel and freight costs.

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

Weather and Seasonality

Historically, our sales of lawn and garden products have been influenced by weather and climate conditions in the different markets we serve. Additionally, Garden Products’ business has historically been highly seasonal. In fiscal 2005, approximately 63% of Garden Products’ net sales and 57% of our total net sales occurred in the second and third fiscal quarters. Substantially all of Garden Products’ operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.

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

We service two broad markets: pet supplies and lawn and garden supplies. Our pet supplies businesses involve products that have a year round selling cycle with very little change quarter to quarter. As a result, it is not necessary to maintain large quantities of inventory to meet peak demands. Additionally, this level sales cycle eliminates the need for manufacturers to give extended credit terms to either distributors or retailers. On the other hand, our lawn and garden businesses are highly seasonal with approximately 63% of Garden Products’ net sales occurring during the second and third fiscal quarters. For many manufacturers of garden products, this seasonality requires them to ship large quantities of their product well ahead of the peak consumer buying periods. To encourage distributors to stock large quantities of inventory, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.

Cash provided by operating activities decreased $6.7 million from $64.4 million in fiscal 2004 to $57.7 million in fiscal 2005. The decrease was primarily attributable to increased inventory and decreased payable levels, partially offset by increased earnings.

Net cash used in investing activities decreased $126.3 million from fiscal 2004 due primarily to a $97.7 million decrease in cash used for acquisitions, partially offset by the proceeds from the escrow account, deposited in fiscal 2004, which funds were used to settle the Scott’s litigation.

Net cash provided by financing activities decreased $37.1 million. In fiscal 2005, we borrowed an additional $75 million under our six year term loan and repaid the $55 million outstanding on our $125 million revolving line of credit, borrowed in the prior fiscal year.

We currently maintain a $300 million senior secured credit facility consisting of a $125 million revolving credit facility maturing in May 2008 and a $175 million term loan maturing in May 2009. Interest on the term loan is based on a rate equal to LIBOR + 1.75% or the prime rate plus 0.25%, at our option. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from (0.25)% to 0.75% or LIBOR plus a margin which fluctuates from 1.25% to 2.25%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. In February 2005, we exercised an option contained in our credit agreement to borrow an additional $75 million under our six year term loan. The total outstanding borrowings after the draw down under the term loan was approximately $173.5 million and at September 24, 2005 was $172.6 million. The term loan is payable in quarterly installments of $437,500 with the balance payable in May 2009. This facility is secured by essentially all of our assets, contains certain financial covenants requiring maintenance of minimum levels of interest coverage and maximum levels of senior debt to EBITDA and total debt to EBITDA, and restricts our ability to make treasury stock purchases, investments in or acquisitions of a business and pay dividends above certain levels over the life of the facility. We were in compliance with all financial covenants as of September 24, 2005. There was no balance outstanding at September 24, 2005 under the $125 million revolving credit facility, and the remaining available borrowing capacity was $116.5 million, with $8.5 million outstanding under certain letters of credit.

In October 2003, we entered into a $75 million pay-floating interest rate swap effectively converting half of our $150 million fixed rate 9 1/8% senior subordinated notes to a floating rate of LIBOR + 4.04%.

In November 2003, we deposited approximately $15 million into an escrow account in connection with an appeal in the Scotts litigation. The use of this cash was restricted from general corporate purposes and is reflected as a “Restricted Investment” on our balance sheet as of September 25, 2004. In July 2005, the previously escrowed amount was paid to Scotts resolving all litigation, with no impact on current operating results.

At September 24, 2005, our total debt was $323.1 million versus $305.8 million at September 25, 2004. Net debt, or total debt less cash and cash equivalents, increased slightly to $294.3 million at September 24, 2005 versus $293.6 million at September 25, 2004, summarized as follows:

	Fiscal Year Ended
	September 24, 2005	September 25, 2004
	(in thousands)
Current portion of long-term debt	$2,210	$1,025
Long-term debt	320,854	304,775

Total debt	323,064	305,800
Less cash and cash equivalents	(28,792)	(12,221)

Net debt	$294,272	$293,579

The table below presents significant commercial credit facilities available to us and their associated expiration dates (in millions):

Maximum Commercial Commitments	Less than 1 Year	1-3 Years	4-5 Years	Total Amount Committed
Revolving line of credit with Canadian Imperial Bank of Commerce	$0	$125	$0	$125

The table below presents our significant contractual cash obligations by fiscal year (in millions):

Contractual Obligations	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Thereafter	Total
Revolving line of credit facilities	$—	$—	$—	$—	$—	$—	$—
Long-term debt	2.2	1.8	1.8	167.0	—	150.3	323.1
Operating leases	25.5	21.3	18.5	15.5	12.2	18.7	111.7
Purchase commitments	94.5	39.6	23.9	18.3	9.1	—	185.4
Performance-based payments (1)

Total	$122.2	$62.7	$44.2	$200.8	$21.3	$169.0	$620.2

(1)	Possible performance-based payments associated with prior acquisitions of businesses are not included in the above table because they are based on future performance of the businesses acquired, which is not yet known. Performance-based payments made in 2005 were not material.

We believe that cash flows from operating activities, funds available under our credit facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $40 million for the next 12 months. The increased expected capital expenditures, compared to our historical rate, is due to our implementation of a scalable enterprise-wide information technology platform to improve existing operations, to support future growth and to enable us to take advantage of new applications and technologies. We have selected SAP as our software provider and anticipate investing approximately $30 million over the next four years to implement our new information technology strategy. This initiative, when complete, will combine our numerous information systems into one enterprise system and create a common business model and common data, which should create greater efficiency and effectiveness.

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

Recent Accounting Pronouncements

Accounting for Stock-Based Compensation

We currently measure compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense. We have followed APB Opinion No. 25 because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, when the exercise price of our employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

On December 16, 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair-value of share-based payments. Upon adoption, all employee stock option awards will be recognized as an expense in our statement of operations, typically, over the related vesting period of the options. SFAS No. 123R requires use of fair value to measure share-based awards issued to employees, computed at the date of grant. Additionally, SFAS No. 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and included in the Company’s prior period pro forma disclosures under SFAS No. 148.

We will adopt SFAS No. 123R at the beginning of fiscal 2006, as required, and will adopt the standard using the modified prospective method requiring us to recognize compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption.

We will recognize substantially more compensation expense in future periods as a result of adopting SFAS No. 123R and expensing the calculated fair value of employee stock options. Based on employee stock options outstanding at September 24, 2005, we will recognize additional compensation expense of approximately $2 million, impacting fully diluted earnings per share by approximately $0.07 per share for the 2006 fiscal year. Future grants in fiscal 2006 and in subsequent years will have further impact on earnings and earnings per share.

Inventory Pricing

In November 2004, the FASB issued SFAS No. 151, Inventory Pricing (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The impact of the adoption of SFAS No. 151 is not expected to have a material impact on our consolidated statements of operations or consolidated balance sheets.

Accounting Changes and Error Corrections

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Critical Accounting Policies, Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts and related disclosures in the consolidated financial statements. Estimates and assumptions are required for, but are not limited to, accounts receivable and inventory realizable values, fixed asset lives, long lived asset valuation and impairments, deferred and current income taxes, self-insurance accruals and the impact of contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

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

Inventory

Inventory, which primarily consists of lawn and garden products and pet supplies finished goods, is stated at the lower of first-in first-out (FIFO) cost or market. Cost includes certain indirect purchasing, merchandise handling and storage costs including certain salary and data processing costs incurred to acquire or manufacture inventory, costs to unload, process and put away shipments received to prepare them to be picked for orders, and certain overhead costs. We compute the amount of such costs capitalized to inventory based on an estimate of costs related to the procurement and processing of inventory to prepare it for sale compared to total product purchases. When necessary, we have reduced the carrying value of our inventory if market conditions indicate that we will not recover the carrying cost upon sale. Future adverse changes in market conditions related to our products would result in an additional charge to income in the period in which such conditions occur.

Goodwill

In fiscal 2002, at the time we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” we recorded a pre-tax $146.7 million non-cash impairment of our goodwill. We test the carrying value of our goodwill for impairment on an annual basis on the first day of our fourth quarter. We use projected future operating results and cash flows of our reporting units to establish the fair value used in evaluating the carrying value of the associated goodwill. If estimated future results of operations differ from those projections used by management, or if alternative valuation methodologies had been used in determining the reporting units fair value, additional impairment charges may have to be recognized as charges to income in the year in which such conditions occur.

As of June 27, 2004 and June 26, 2005, we performed our annual goodwill impairment analyses. Based on the results of those analyses, no additional reduction of goodwill was required during fiscal years 2004 or 2005.

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

In fiscal 2006, we will adopt SFAS 123R and recognize compensation expense related to stock based awards. In the future, we will expense the value of employee stock options based on amounts determined using the Black-Scholes option pricing model. Had we used alternative valuation methodologies, the amount we expense for stock based payments could be significantly different.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes result primarily from bad debt allowances, inventory write-downs, depreciation and nondeductible reserves. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment would be recognized in the period such determination was made. We have determined that certain deferred tax assets associated with the potential tax benefit of state income tax net operating losses are not likely to be realized in the future and have provided a valuation allowance on those assets. For more information, see Note 8 of our consolidated financial statements.

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

Acquisitions

In connection with businesses we acquire, management must determine the fair values of assets acquired and liabilities assumed. Considerable judgment and estimates are required to determine such amounts, particularly as they relate to identifiable intangible assets, and the applicable useful lives related thereto. Under different assumptions, the resulting valuations could be materially different.

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

Interest Rate Risk. The interest payable on our credit facility and $75 million of our senior subordinated notes is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on our variable rate debt had changed by 10% compared to actual rates, interest expense would have increased or decreased by approximately $0.9 million in fiscal 2004 and $1.4 million in fiscal 2005. In addition, we have investments consisting of cash equivalents and short-term investments in marketable debt securities, which are also affected by changes in market interest rates.

Commodity Prices. We are exposed to fluctuation in market prices for grains and grass seed. To mitigate risk associated with increases in market prices and commodity availability, we enter into contracts for grains and grass seed purchases. Such contracts are entered into primarily to ensure commodity availability to us in the future. As of September 24, 2005, we had entered into fixed purchase commitments for fiscal 2006 totaling approximately $95 million. A 10% change in the market price for grain and grass seed would have resulted in an additional pretax gain or loss of $9.5 million related to the contracts outstanding as of September 24, 2005. As of September 25, 2004, we had entered into fixed purchase commitments for fiscal 2005 totaling approximately $81.0 million. A 10% change in the market price for grain and grass seed would have resulted in an additional pretax gain or loss of $8.1 million related to the contracts outstanding as of September 25, 2004.

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

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Central Garden & Pet Company’s management, under the supervision of Central’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15 (f) or 15d-15 (f) under the Exchange Act). Management evaluated the effectiveness of Central’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management has concluded that Central’s internal control over financial reporting was effective as of September 24, 2005.

Management’s assessment of the effectiveness of Central’s internal control over financial reporting as of September 24, 2005, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting included in this “Item 8 – Financial Statements and Supplementary Data.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Central Garden & Pet Company

Walnut Creek, California

We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the ”Company”) as of September 24, 2005 and September 25, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended September 24, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Central Garden & Pet Company and subsidiaries as of September 24, 2005 and September 25, 2004, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended September 24, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 24, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 7, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Francisco, California

December 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of

Central Garden & Pet Company

Walnut Creek, California

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Central Garden & Pet Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 24, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officer, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 24, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 24, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements as of and for the year ended September 24, 2005 and our report dated December 7, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

San Francisco, California

December 7, 2005

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED BALANCE SHEETS

	September 24, 2005	September 25, 2004
	(dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$28,792	$12,221
Restricted investments	—	14,936
Accounts receivable, less allowance for doubtful accounts of $11,712 and $12,348	184,896	183,979
Inventories	270,736	237,913
Prepaid expenses, deferred income taxes and other assets	25,853	15,811

Total current assets	510,277	464,860
Land, buildings, improvements and equipment:
Land	5,880	5,479
Buildings and improvements	69,946	65,206
Transportation equipment	4,658	4,897
Machinery and warehouse equipment	89,783	82,863
Office furniture and equipment	35,549	32,328

Total	205,816	190,773
Less accumulated depreciation and amortization	(95,221)	(85,161)

Land, buildings, improvements and equipment – net	110,595	105,612
Goodwill	364,847	338,384
Other assets	70,630	51,341

Total	$1,056,349	$960,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,455	$105,933
Accrued expenses	68,152	64,948
Current portion of long-term debt	2,210	1,025

Total current liabilities	166,817	171,906
Long-term debt	320,854	304,775
Deferred income taxes and other long-term obligations	18,500	3,720
Convertible redeemable preferred stock	3,000	3,000
Shareholders’ equity:
Class B stock	16	16
Common stock	334	325
Additional paid-in capital	577,073	555,436
Retained earnings	119,497	65,710
Deferred compensation	(4,377)	—
Treasury stock	(145,581)	(144,827)
Accumulated other comprehensive income	216	136

Total shareholders’ equity	547,178	476,796

Total	$1,056,349	$960,197

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 24, 2005	September 25, 2004	September 27, 2003
	(in thousands, except per share amounts)
Net sales	$1,380,644	$1,266,526	$1,145,001
Cost of goods sold and occupancy	937,989	882,227	811,562

Gross profit	442,655	384,299	333,439
Selling, general and administrative expenses	342,526	302,227	261,098

Income from operations	100,129	82,072	72,341
Interest expense	(23,125)	(18,282)	(19,747)
Interest income	2,465	529	545
Other income	4,576	2,023	2,522

Income before income taxes	84,045	66,342	55,661
Income taxes	30,258	24,992	21,020

Net income	$53,787	$41,350	$34,641

Net income per common equivalent share:
Basic	$2.58	$2.06	$1.79
Diluted	$2.50	$1.99	$1.73
Weighted average shares used in the computation of net income per common equivalent share:
Basic	20,813	20,036	19,327
Diluted	21,526	20,801	20,081

See notes to consolidated financial statements

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Class B Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Deferred Compensation Expense	Treasury Stock		Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount				Shares	Amount		Total
Balance, September 28, 2002	1,655,462	$16	31,008,198	$310	$532,290	$(10,281)		(13,742,250)	$(144,827)		$377,508
Tax benefit from exercise of stock options					4,877						4,877
Conversion of Class B stock into common stock	(1,000)	—	1,000	—							—
Issuance of common stock			900,721	9	8,061						8,070
Net income and comprehensive income						34,641					34,641

Balance, September 27, 2003	1,654,462	16	31,909,919	319	545,228	24,360		(13,742,250)	(144,827)		425,096
Tax benefit from exercise of stock options					4,972						4,972
Issuance of common stock			605,301	6	5,236						5,242
Comprehensive income
Net change in foreign currency translation										$136	136
Net income						41,350					41,350

Total comprehensive income											41,486

Balance, September 25, 2004	1,654,462	16	32,515,220	325	555,436	65,710		(13,742,250)	(144,827)	136	476,796

Tax benefit from exercise of stock options					9,801						9,801
Issuance of common stock			762,916	8	6,624						6,632
Repurchase of common stock								(17,615)	(754)		(754)
Issuance of restricted shares			141,420	1	5,212		$(5,213)				—
Amortization of deferred compensation							836				836
Comprehensive income
Net change in foreign currency translation										80	80
Net income						53,787					53,787

Total comprehensive income											53,867

Balance, September 24, 2005	1,654,462	$16	33,419,556	$334	$577,073	$119,497	$(4,377)	(13,759,865)	$(145,581)	$216	$547,178

See notes to consolidated financial statements

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 24, 2005	September 25, 2004	September 27, 2003
	(in thousands)
Cash flows from operating activities:
Net income .	$53,787	$41,350	$34,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,600	18,516	17,878
Amortization of deferred compensation	836	—	—
Deferred income taxes	4,057	7,165	9,037
Loss (gain) on sale of land, building and improvements.	(716)	(302)	204
Changes in assets and liabilities (excluding businesses acquired):
Receivables	6,356	(16,543)	(15,091)
Inventories	(21,515)	9,421	(23,997)
Prepaid expenses and other assets	(2,642)	(3,322)	11,454
Accounts payable	(12,460)	(5,990)	8,307
Accrued expenses	9,964	13,326	9,196
Other long-term obligations	392	793	(427)

Net cash provided by operating activities	57,659	64,414	51,202

Cash flows from investing activities:
Additions to land, buildings, improvements and equipment	(18,676)	(18,264)	(17,958)
Businesses acquired, net of cash acquired	(62,194)	(158,947)	(4,614)
Restricted investments	15,062	(14,936)	—

Net cash used by investing activities	(65,808)	(192,147)	(22,572)

Cash flows from financing activities:
Repayments under lines of credit, net	—	—	(59,975)
Repayments on revolving line of credit	(291,000)	(87,823)	—
Borrowings on revolving line of credit	236,000	142,823	—
Payments on long-term debt	(1,554)	(1,028)	(152,671)
Proceeds from issuance of long-term debt	75,000	—	250,000
Proceeds from issuance of stock	7,926	8,242	8,070
Treasury stock purchases	(754)	—	—
Deferred financing costs	(533)	—	(7,334)

Net cash provided by financing activities	25,085	62,214	38,090

Effect of exchange rate changes on cash and equivalents	(365)	136	—

Net increase (decrease) in cash and cash equivalents	16,571	(65,383)	66,720
Cash and cash equivalents at beginning of year	12,221	77,604	10,884

Cash and cash equivalents at end of year	$28,792	$12,221	$77,604

Supplemental information:
Cash paid for interest	$22,780	$17,350	$18,656
Cash paid for income taxes – net of refunds	15,179	12,078	1,467
Liabilities assumed in connection with acquisitions	4,833	16,353	—

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended September 24, 2005,

September 25, 2004 and September 27, 2003

1. Organization and Significant Accounting Policies

Organization – Central Garden & Pet Company (“Central”), a Delaware corporation, and subsidiaries (the “Company”), is a leading marketer and producer of quality branded products for the pet and lawn and garden supplies markets.

Basis of Consolidation and Presentation – The consolidated financial statements include the accounts of the Company. Minority interest investments in equity-method investees are included in other assets, and earnings from these investments are included in other income. All significant intercompany balances and transactions have been eliminated.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period including realization of accounts receivable and inventory and valuation of goodwill. Actual results could differ from those estimates.

Revenue Recognition – Sales are recognized when merchandise is shipped, title passes to the customer and the Company has no further obligations to provide services related to such merchandise. Discounts, volume-based rebate incentives and most cooperative advertising amounts are recorded as a reduction of sales. The Company’s current practice on product returns generally is to accept and credit the return of unopened cases of products from customers where the quantity is small, where the product has been misshipped or the product is defective. Accruals for estimated returns are deducted from net sales at the time of shipment. Sales also include shipping and handling costs billed directly to customers.

Cost of goods sold and occupancy consists of cost of product, inbound freight charges, purchasing and receiving costs, certain indirect purchasing, merchandise handling and storage costs, internal transfer costs as well as allocations of overhead costs related to the Company’s facilities. Cost of goods sold excludes substantially all shipping and handling and out-bound freight costs to customers, which are included in selling, general and administrative expenses as delivery expenses. The cost of shipping and handling, including internal costs and payments to third parties, included in delivery expenses within selling, general and administrative expenses for the fiscal year ended September 24, 2005, September 25, 2004 and September 27, 2003 were $60.3 million, $55.9 million and $49.5 million, respectively.

Advertising Costs – The Company expenses the costs of advertising as incurred. Advertising expenses were $18.9 million, $18.6 million and $15.7 million in fiscal 2005, 2004 and 2003, respectively.

401(k) Plans – The Company sponsors several 401(k) plans which cover substantially all employees. The Company’s matching contributions expensed under these plans were $992,000, $871,000 and $795,000 for fiscal years 2005, 2004 and 2003, respectively.

Other income consists principally of earnings from equity method investments.

Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Deferred income taxes result primarily from bad debt allowances, inventory and goodwill write-downs, depreciation and nondeductible

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reserves. The Company establishes a valuation allowance for deferred tax assets when management believes it is more likely than not a deferred tax asset will not be realized. As of fiscal 2005 and 2004, the Company had valuation allowances of $4.4 million and $3.5 million respectively. United States income taxes have not been provided on undistributed earnings of the Company’s foreign operations since all such earnings are considered indefinitely reinvested overseas.

Cash and cash equivalents include all highly liquid debt instruments with a maturity of three months or less at the date of purchase.

Restricted investments represented amounts at fiscal year end 2004 on deposit in an escrow account in connection with an appeal in the Scotts litigation. In July 2005, the Company and Scotts reached agreement on the amount due and all litigation with Scotts has been resolved. The award amount was paid to Scotts from the escrow proceeds reported as restricted investments as of September 25, 2004. This settlement was accrued in prior years and had no impact on current results.

Inventories, which primarily consist of garden products and pet supplies finished goods, are stated at the lower of FIFO cost or market. Cost includes certain indirect purchasing, merchandise handling and storage costs including certain salary and data processing costs incurred to acquire or manufacture inventory, costs to unload, process and put away shipments received in order to prepare them to be picked for orders, and certain other overhead costs. The amount of such costs capitalized to inventory is computed based on an estimate of costs related to the procurement and processing of inventory to prepare it for sale compared to total product purchases.

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

Investments – The Company owns membership interests (from 20% to 49%) in four unconsolidated companies. The Company accounts for its interest in these entities using the equity method. Equity income of $4.6 million in fiscal 2005, $2.0 million in fiscal 2004 and $2.5 million in fiscal 2003 is included in other income. The Company’s investment in these entities is $23.4 million at September 24, 2005 and $19.6 million at September 25, 2004, which is greater than the Company’s share of the underlying equity in net assets by approximately $12 million and $5 million, respectively. This amount was attributable to goodwill when the investments were made. On a combined basis, the assets, liabilities, revenues and expenses of these entities are not significant.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accruals For Insurance – The Company maintains insurance for certain risks, including workers’ compensation, general liability and vehicle liability, and is self-insured for employee related health care benefits. The Company’s workers’ compensation, general liability and vehicle liability insurance policies include deductibles of $250,000 to $350,000 per occurrence. The Company maintains excess loss insurance that covers any health care costs in excess of $150,000 per person per year. The Company accrues for the expected costs associated with these risks by considering historical claims experience, demographic factors, severity factors and other relevant information. Costs are recognized in the period the claim is incurred, and the financial statement accruals include an estimate of claims incurred but not yet reported.

Fair Value of Financial Instruments – At September 24, 2005 and September 25, 2004, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and non convertible debt approximates its fair value. The fair value, determined by comparison to quoted market prices, of the Company’s $150 million senior subordinated notes was $160.5 million at September 24, 2005 and $165.0 million at September 25, 2004.

Derivative Financial Instruments – The Company accounts for derivative instruments in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activity,” which requires, among other things, that all derivatives be reported on the balance sheet at fair value. Changes in fair value are recognized in earnings, or are deferred, depending on the nature of the underlying exposure being hedged and how effective the derivative is at offsetting a change in the underlying exposure. The Company does not enter into derivatives for trading or speculative purposes.

In October 2003, the Company entered into a $75 million pay-floating interest rate swap effectively converting 50% of its $150 million fixed rate 9 1/8% senior subordinated notes to a floating rate of LIBOR + 4.04%. When it was entered into, the swap was designated as a hedge of the underlying specific interest rate exposure on the senior subordinated debt. The differential paid or received on the swap is recognized in interest expense over the life of the swap, thereby adjusting the effective interest rate on the underlying obligation. For the fiscal years 2005 and 2004, the unrealized gain was approximately $0.3 million and $1.6 million, respectively, with a corresponding adjustment in the fair value of the related debt.

Stock-Based Compensation – The Company has one stock-based employee compensation plan, as described in Note 9. The Company accounts for its employee stock-based awards using the intrinsic value method in accordance with Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” No compensation expense is recognized for employee stock options, because it is the Company’s practice to grant stock options with an exercise price equal to the market price of the underlying common stock on the date of grant.

As required by SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure,” the pro forma effects on net income and earnings per share, as if the fair value-based method had been applied in measuring compensation expense, has been provided. These calculations require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of four years from date of grant; stock volatility of 31% in fiscal 2005, 35% in fiscal 2004 and 42% in fiscal 2003; risk free interest rates of 3.28% in fiscal 2005, 2.15% in fiscal 2004 and 2.83% in fiscal 2003; and no dividends during the expected term.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the fiscal 1998 through 2005 awards had been amortized to expense in the consolidated financial statements over the vesting period of the awards, pro forma net income would have been as follows:

	Fiscal Year Ended
	September 24, 2005	September 25, 2004	September 27, 2003
		(in thousands)
Net income, as reported	$53,787	$41,350	$34,641
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	(1,862)	(1,690)	(1,820)

Pro forma net income	$51,925	$39,660	$32,821

Net income per common equivalent share:
Basic – as reported	$2.58	$2.06	$1.79
Basic – pro forma	$2.50	$1.98	$1.70

Diluted – as reported	$2.50	$1.99	$1.73
Diluted – pro forma	$2.41	$1.91	$1.63

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

Total comprehensive income in fiscal 2003 was the same as net income and was $41,486 in fiscal 2004 and $53,867 in fiscal 2005.

Recent Accounting Pronouncements – On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. The statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair-value of share-based payments. Upon adoption, all employee stock option awards will be recognized as an expense in our statement of operations, typically over the related vesting period of the options. SFAS No. 123R requires use of fair value to measure share-based awards issued to employees, computed at the date of grant. Additionally, SFAS No. 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and included in the Company’s prior period pro forma disclosures under SFAS No. 148.

We will adopt SFAS No. 123R at the beginning of fiscal 2006, as required, and will adopt the standard using the modified prospective method requiring us to recognize compensation expense for all awards granted after the date of adoption, and for the unvested portion of previously granted awards outstanding as of the date of adoption.

We will recognize substantially more compensation expense in future periods as a result of adopting SFAS No. 123R and expensing the calculated fair value of employee stock options. Based on employee stock options

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding at September 24, 2005, we will recognize additional compensation expense of approximately $2 million, impacting fully diluted earnings per share by approximately $0.07 per share for the 2006 fiscal year. Future grants in fiscal 2006 and in subsequent years will have further impact on earnings and earnings per share.

In November 2004, the FASB issued SFAS No. 151, “Inventory Pricing” (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The impact of the adoption of SFAS No. 151 is not expected to have a material impact on our consolidated statements of operations or consolidated balance sheets.

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

2. Businesses Acquired

The Company completed three acquisitions during the fiscal year ended September 24, 2005. Pro forma results of operations have not been presented for any of the acquisitions because the effects of these acquisitions were not material to Central’s operating results either individually, or in the aggregate. The consolidated financial statements include the effects of these acquired businesses from the dates of acquisition. Each of these acquisitions was accounted for as a purchase.

The acquisitions are summarized as follows:

Net tangible assets acquired	$14,371,000
Other intangible assets acquired	21,783,000
Goodwill	26,040,000

Total consideration paid (including transaction costs)	$62,194,000

Other intangible assets acquired include an equity interest in a limited liability company whose principal asset is a licensing agreement granted in perpetuity ($11,500,000), a marketing contract ($7,000,000) and non-contractual customer related intangibles ($3,283,000).

The marketing contract and non-contractual customer related intangibles have useful lives of 30 and 9 years, respectively. The useful life of the equity interest in the limited liability company and its underlying assets has not been determined.

Brief descriptions of the businesses acquired are as follows:

In May 2005, the Company acquired Pets International, Ltd., for approximately $36 million in cash, with possible contingent performance based payments over the next seven months. Pets International is a leading supplier of innovative small animal and specialty pet supplies including homes, habitats, exercise toys, feeding devices, chews and other care and maintenance products marketed under the proprietary brand name “Super Pet®.” The purchase price exceeded the fair value of the net assets acquired by approximately $22 million, which

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was recorded as goodwill. The consolidated financial statements include the operating results of Pets International, Ltd. from the date of acquisition.

In April 2005, the Company acquired the remaining 60% interest in Cedar Works, LLC (“Cedar Works”), for approximately $4 million in cash. The Company previously acquired its 40% interest in November 1999, and had accounted for the investment on the equity method. Cedar Works is engaged primarily in the manufacture and sale of bird feeders and bird homes. The fair value of the net assets acquired exceeded the purchase price by approximately $2 million, which was recorded as a reduction of the long-term assets acquired. The consolidated financial statements include the operating results of Cedar Works from the date of acquisition.

In February 2005, the Company acquired Gulfstream Home & Garden, Inc. (“Gulfstream”), including its 20% equity interest in Tech Pac, LLC (“Tech Pac”), for approximately $22 million in cash, with possible contingent performance based payments over the next ten years. Gulfstream is the exclusive marketer of the garden product brands Sevin(R), Over’n Out!(R), and RooTone(R) through its relationship with Tech Pac, a supplier of insect control products. The purchase price exceeded the fair value of the net assets acquired by approximately $4 million, which was recorded as goodwill. The consolidated financial statements include the results of Gulfstream from the date of acquisition.

3. Concentration of Credit Risk and Significant Customers and Suppliers

Customer Concentration – Approximately 42%, 43% and 44% of the Company’s net sales for fiscal years 2005, 2004 and 2003, respectively, were derived from sales to the Company’s top five customers. The Company’s largest customer accounted for approximately 19%, 20% and 21% of the Company’s net sales for fiscal years 2005, 2004 and 2003, respectively. The Company’s second largest customer accounted for approximately 8% of the Company’s net sales in each of the fiscal years 2005, 2004 and 2003. The Company’s third largest customer accounted for approximately 7% of the Company’s net sales in each of the fiscal years 2005, 2004 and 2003. The loss of, or significant adverse change in, the relationship between the Company and these three customers could have a material adverse effect on the Company’s business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company’s inability to collect accounts receivable from any major customer could have a material adverse impact on the Company’s business and financial results. As of September 24, 2005 and September 25, 2004, accounts receivable from the Company’s top ten customers comprised 51% and 48% of the Company’s total accounts receivable, including 13% and 10% from the Company’s largest customer.

Supplier Concentration – While the Company purchases products from over 1,000 different manufacturers and suppliers, approximately 6%, 7% and 8% of the Company’s net sales in fiscal years 2005, 2004 and 2003, respectively, were derived from products purchased from the Company’s five largest suppliers.

4. Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are summarized below (in thousands):

Description	Balances at Beginning of Period	Charged to Costs and Expenses	Asset Write- Offs	Other	Balances at End of Period
Year ended September 24, 2005	$12,348	$4,483	$(5,144)	$25	$11,712
Year ended September 25, 2004	6,575	3,453	(706)	3,026	12,348
Year ended September 27, 2003	7,597	1,778	(2,800)	—	6,575

The other increase in fiscal 2005 and 2004 represents amounts recognized relating to acquired businesses.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Goodwill

Upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” in the fiscal year beginning September 30, 2001, the Company performed its transitional goodwill impairment analysis, and recorded a non-cash charge to write down goodwill in its Garden Products segment of $51.9 million ($42.1 million after tax) and in its Pet Products segment of $94.8 million ($70.1 million after tax). The Company performed its annual goodwill impairment analyses as of the end of its third quarter in each fiscal year using a valuation model based on estimated future operating results and cashflows. Based on the results of those analyses, there was no additional impairment of goodwill recognized during fiscal years 2005, 2004 or 2003.

The changes in the carrying amount of goodwill for the years ended September 24, 2005 and September 25, 2004, are as follows (in thousands):

	Garden Products Segment	Pet Products Segment	Total
Balance as of September 27, 2003	$105,681	$117,099	$222,780
Additions	59,825	55,779	115,604

Balance as of September 25, 2004	165,506	172,878	338,384
Additions	3,950	22,513	26,463

Balance as of September 24, 2005	$169,456	$195,391	$364,847

Goodwill is included in Corporate for segment reporting purposes, see Note 13.

6. Long-Term Debt

In January 2003, the Company issued $150 million of 9 1/8% senior subordinated notes due 2013.

The Company currently maintains a $300 million senior secured credit facility consisting of a $125 million revolving credit facility maturing in May 2008 and a $175 million term loan facility maturing in May 2009. Interest on the term loan is based on a rate equal to LIBOR + 1.75% or the prime rate plus 0.25%, at the Company’s option. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from (0.25)% to 0.75% or LIBOR plus a margin which fluctuates from 1.25% to 2.25%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. In February 2005, the Company exercised an option contained in its credit agreement to borrow an additional $75 million under its six year term loan. The total outstanding borrowings after the draw down under the term loan was approximately $173.5 million, and at September 24, 2005 was $172.6 million. The term loan is payable in quarterly installments of $437,500 with the balance payable in May 2009. The credit facility is secured by essentially all of the Company’s assets, contains certain financial covenants requiring maintenance of minimum levels of interest coverage and maximum levels of senior debt to EBITDA and total debt to EBITDA, and restricts the Company’s ability to make treasury stock purchases, investments in or acquisitions of businesses and pay dividends above certain levels over the life of the facility. The Company was in compliance with all financial covenants as of September 24, 2005. There was no balance outstanding at September 24, 2005 under the $125 million revolving credit facility, and the remaining available borrowing capacity was $116.5 million, with $8.5 million outstanding under certain letters of credit.

In October 2003, the Company entered into a $75 million pay-floating interest rate swap effectively converting half of its $150 million fixed rate 9 1/8 % senior subordinated notes to a floating rate of LIBOR + 4.04%.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt consists of the following:

	September 24, 2005	September 25, 2004
	(in thousands)
Senior subordinated notes, interest at 9.125% payable semi-annually, principal due February 2013	$150,000	$150,000
Term loan, interest at LIBOR + 1.75% or the prime rate + 0.25%, quarterly principal payments of $437,500 remaining balance due May 2009	172,625	99,000
Revolving credit facility, interest at LIBOR + 1.25% to + 2.25% or the prime rate -0.25% to + 0.75%, final maturity May 2008	—	55,000
Fair market value of $75 million interest rate swap of $150 million fixed rate 9 1/8% senior subordinated notes, principal due February 2013, to floating rate of LIBOR + 4.04%	293	1,575
Other notes payable	146	225

Total	323,064	305,800
Less current portion	(2,210)	(1,025)

Long-term portion	$320,854	$304,775

The scheduled principal repayments on long-term debt as of September 24, 2005 are as follows:

(in thousands)
Fiscal year:
2006	$2,210
2007	1,772
2008	1,772
2009	167,015
2010	2
Thereafter	150,293

Total	$323,064

7. Commitments and Contingencies

Purchase commitments – Seed and grain production and purchase agreements entered into in the ordinary course of business obligate the Company to make future purchases based on estimated yields. These contracts vary in their terms, a portion of which have fixed prices or quantities. At September 24, 2005, estimated annual seed and grain purchase commitments were $94.5 million for fiscal 2006, $39.6 million for fiscal 2007, $23.9 million for fiscal 2008, $18.3 million for fiscal 2009 and $9.1 million for fiscal 2010.

Leases – The Company has operating lease agreements principally for office and warehouse facilities and equipment. Such leases have remaining terms of 1 to 15 years. Rental expense was $24.4 million, $19.9 million and $17.7 million for fiscal years 2005, 2004 and 2003, respectively.

Certain facility leases have renewal options and include escalation clauses. Minimum lease payments include scheduled rent increases pursuant to these escalation provisions.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate minimum annual payments on non-cancelable operating leases at September 24, 2005 are as follows:

(in thousands)
Fiscal year:
2006	$25,488
2007	21,334
2008	18,481
2009	15,489
2010	12,196
Thereafter	18,773

Total	$111,761

Contingencies –

TFH Litigation. In December 1997, Central acquired all of the stock of TFH Publications, Inc. (“TFH”) from Herbert and Evelyn Axelrod (the “Axelrods”). In connection with the transaction, Central made a $10 million loan to the Axelrods (the “Axelrod Loan”), which was evidenced by a Promissory Note. In September 1998, the Axelrods brought suit against Central and certain executives of Central for damages and relief from their obligations under the Promissory Note, alleging, among other things, that Central’s failure to properly supervise the TFH management team had jeopardized their prospects of achieving certain earnouts. Central denied those allegations and counterclaimed against the Axelrods for enforcement of the Promissory Note, damages and other relief, alleging, among other things, fraud and breaches of warranties. These actions, Herbert R. Axelrod and Evelyn Axelrod v. Central Garden & Pet Company; Glen S. Axelrod; Gary Hersch; William E. Brown; Robert B. Jones; Glenn Novotny; and Neill Hines, Docket No. MON-L-5100-99, and TFH Publications, Inc. v. Herbert Axelrod et al., Docket No. L-2127-99 (consolidated cases), are in the New Jersey Superior Court.

On September 1, 2005, a civil jury returned its verdict in the TFH litigation following a five-month trial. The jury returned an overall verdict in favor of Central. With regard to Central’s claims against the Axelrods, the jury found: (1) Central was entitled to be repaid the Axelrod Loan, which was evidenced by the Promissory Note; (2) the Axelrods had breached four separate representations and warranties in the Stock Purchase Agreement, under which the Axelrods sold TFH to Central; (3) the Axelrods were not justified in starting a competing company in violation of their non-competition agreements; and (4) Herbert Axelrod had engaged in fraud. The jury awarded Central $20,340,000. In a post-verdict ruling, the Court eliminated $340,000 of the jury’s award. The remaining jury award in favor of Central entitles Central to pre-judgment and post-judgment interest. Central is also entitled to costs, expenses and attorneys fees related to the enforcement and collection of the Promissory Note. Central has applied for such interest, costs, expenses and attorneys’ fees and that application is currently pending before the New Jersey Superior Court. The Axelrod Loan is currently carried on the financial statements of Central as an “Other Asset” in the amount of $12.1 million.

The jury rejected most of the Axelrods’ claims against Central. In that regard, the jury denied the Axelrods’ claims for breach of contract, fraud, tortious interference and civil conspiracy. The jury did find that Central had breached Consulting Agreements with the Axelrods and awarded $3.7 million in damages. In addition, before the trial, there had been an arbitration to determine whether the Axelrods were entitled to a purchase price adjustment. The Axelrods maintained that as a result of that arbitration determination, the Axelrods are entitled to an additional approximately $2.6 million in purchase price, plus interest.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The New Jersey Superior Court is scheduled to enter a final judgment in the TFH litigation in early 2006. The Axelrods were required to place cash in an account with the New Jersey Superior Court as security for the anticipated judgment. The Axelrods have stated that they intend to appeal. If there is an appeal, the Axelrods will be required to post security for the judgment pending the appeal or Central could collect on the judgment. It is estimated that an appeal could take nine months to several years to resolve.

Phoenix Fire. On August 2, 2000, a fire destroyed Central’s leased warehouse space in Phoenix, Arizona, and an adjoining warehouse space leased by a third party. On July 31, 2001, the adjoining warehouse tenant filed a lawsuit against Central and other parties in the Superior Court of Arizona, Maricopa County, seeking to recover $47 million for property damage from the fire. See Cardinal Health Inc., et al. v. Central Garden & Pet Company, et al., Civil Case No. CV2001-013152. Local residents also filed a purported class action lawsuit alleging claims for bodily injury and property damage as a result of the fire. This class action lawsuit has now been settled as to all parties, and has received Court approval. As part of the settlement, Central’s liability insurers paid $7,825,000 on behalf of Central in May 2004. The building owner and several nearby businesses also filed lawsuits for property damage and business interruption, which were coordinated with the remaining tenant lawsuit. Each of these lawsuits is currently pending in the Superior Court of Arizona, Maricopa County. The business interruption lawsuits have been dismissed, or settled for amounts paid by Central’s insurers. The trial for the remaining cases filed by the adjoining tenant and the building owner is currently scheduled for March 2006. The overall amount of the damages to all parties caused by the fire, and the overall amount of damages which Central may sustain as a result of the fire, have not been quantified. At the time of the fire, Central maintained property insurance covering losses to the leased premises, Central’s inventory and equipment, and loss of business income. Central also maintained insurance providing $51 million of coverage (with no deductible) against third party liability. Central believes that this insurance coverage will be available with respect to third party claims against Central if parties other than Central are not found responsible. The precise amount of the damages sustained in the fire, the ultimate determination of the parties responsible and the availability of insurance coverage are likely to depend on the outcome of complex litigation, involving numerous claimants, defendants and insurance companies.

8. Income Taxes

The provision for income taxes consists of the following:

	Fiscal Year Ended
	September 24, 2005	September 25, 2004	September 27, 2003
		(in thousands)
Current:
Federal	$22,840	$15,802	$10,454
State	2,445	1,450	1,529
Foreign	916	575	—

Total	26,201	17,827	11,983

Deferred	4,057	7,165	9,037

Total	$30,258	$24,992	$21,020

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	September 24, 2005	September 25, 2004	September 27, 2003
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.7	2.4	2.0
Nondeductible expenses	0.2	0.5	0.8
Foreign	(0.2)	—	—
Adjustment of prior year accruals	(1.7)	—	—
Other	—	(0.2)	—

Effective tax rate	36.0%	37.7%	37.8%

Deferred income taxes reflect the impact of “temporary differences” between asset and liability amounts for financial reporting purposes and such amounts as determined based on existing tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	September 24, 2005		September 25, 2004
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in thousands)
Current:
Allowance for doubtful accounts receivable	$3,003	$—	$2,166	$—
Inventory write-downs	6,068	—	4,000	—
Prepaid expenses	—	1,304	—	1,944
Nondeductible reserves	3,619	—	2,013	—
State taxes	262	—	—	2,385
Other	3,074	—	540	—

Total	16,026	1,304	8,719	4,329

Noncurrent:
Depreciation and amortization	—	17,979	—	2,443
Equity income	—	1,180	—	925
State net operating loss carryforward	4,438	—	3,523	—
Other	3,428	—	2,025	—
Valuation allowance	(4,438)	—	(3,523)	—

Total	3,428	19,159	2,025	3,368

Total	$19,454	$20,463	$10,744	$7,697

The Company’s state tax net operating losses of $4.4 million expire at various times over the next twenty years. Valuation allowances have been provided to reduce state tax net operating loss carryforwards to amounts considered recoverable. The Company also has state income tax credits of $2.5 million of which $2.2 million may be carried forward indefinitely.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Shareholders’ Equity

At September 24, 2005, there were 80,000,000 shares of common stock ($0.01 par value) authorized, of which 19,518,271 were outstanding.

At September 24, 2005 and September 25, 2004, there were 3,000,000 shares of Class B stock ($0.01 par value) authorized, of which 1,654,462 were outstanding. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and the holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B stock have certain conversion rights and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.

At September 24, 2005 and September 25, 2004, there were 1,000,000 shares of preferred stock ($0.01 par value) authorized, of which 100 shares of Series B preferred stock were outstanding. The Series B preferred stock is entitled to receive dividends when and as declared by the Board of Directors, subject to the prior rights of holders of all classes of stock at the time outstanding having prior rights as to dividends. The Series B preferred stock is convertible into approximately 86,406 shares of our common stock anytime after February 26, 2005. Each share of Series B Preferred Stock is entitled to a liquidation preference equal to the greater of (i) $30,000 per share plus all declared but unpaid dividends on the Series B preferred stock or (ii) such amount per share as would have been payable with respect to such shares of Series B preferred stock had each share of the then outstanding Series B preferred stock been converted to common stock immediately prior to such event whether or not the Series B preferred stock is then so convertible. Except as otherwise required by law, the holders of Series B preferred stock shall not be entitled to vote. The Series B preferred stock is redeemable at the option of the holder starting on February 26, 2005 for a period extending until February 26, 2009 at a price equal to $30,000 per share. As a result, the Series B preferred stock has been excluded from shareholders’ equity. The Series B preferred stock is not redeemable at our option.

In February 2003, the Company adopted the 2003 Omnibus Equity Incentive Plan (the “2003 Plan”) which provides for the grant of options and restricted stock to key employees, directors and consultants of the Company up to an aggregate of 2.5 million shares of common stock of the Company. The 2003 Plan is administered by the Compensation Committee of the Board of Directors, comprised of independent directors only, who must approve individual awards to be granted, vesting and exercise of share conditions. The 2003 Plan replaced the 1993 Omnibus Equity Incentive Plan (the “1993 Plan”) which, through January 2003, provided for the grant of options to key employees and consultants of the Company for the purchase of up to an aggregate of 4.8 million shares of common stock of the Company. Upon adoption of the 2003 plan, the Company terminated the 1993 Plan, subject to the remaining outstanding option grants. In February 2005, the Company’s shareholders approved an amendment to the 2003 Plan to increase the number of shares authorized for issuance thereunder by 3.3 million shares.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Option activity under the Plan, Director Plan and to nonemployee directors outside the Director Plan is as follows:

	Number of Options	Weighted Average Exercise Price
Balance at September 28, 2002	2,828,166	$10.66

Granted (weighted average fair value of $6.76)	564,038	21.72
Exercised	(899,250)	9.58
Cancelled	(383,624)	18.71

Balance at September 27, 2003	2,109,330	12.48

Granted (weighted average fair value of $6.79)	547,560	27.25
Exercised	(600,100)	9.29
Cancelled	(75,850)	11.40

Balance at September 25, 2004	1,980,940	17.55

Granted (weighted average fair value of $8.92)	499,555	39.13
Exercised	(790,444)	10.84
Cancelled	(50,350)	27.60

Balance at September 24, 2005	1,639,701	27.01

Exercisable at September 27, 2003	438,238	10.43

Exercisable at September 25, 2004	659,947	8.49

Exercisable at September 24, 2005	320,716	$20.54

	Options Outstanding September 24, 2005			Options Exercisable September 24, 2005
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 7.64 – $ 9.99	34,350	0.4	$7.68	34,350	$7.68
10.00 – 19.99	248,500	4.6	12.92	11,500	13.66
20.00 – 29.99	783,536	1.8	24.17	261,936	21.76
30.00 – 39.99	534,385	4.1	37.72	9,870	33.76
40.00 – 48.14	38,930	4.6	44.27	3,060	43.58

$ 7.64 – $48.14	1,639,701	3.0	$27.01	320,716	$20.54

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Earnings Per-Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per-share (EPS) computations:

	Fiscal Year Ended September 24, 2005			Fiscal Year Ended September 25, 2004			Fiscal Year Ended September 27, 2003
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$53,787	20,813	$2.58	$41,350	20,036	$2.06	$34,641	19,327	$1.79

Effect of dilutive securities:
Options to purchase common stock		517	(0.06)		715	(0.07)		754	(0.06)
Restricted shares		110	(0.01)		50

Convertible preferred stock		86	(0.01)

Diluted EPS:
Net income available to common shareholders	$53,787	21,526	$2.50	$41,350	20,801	$1.99	$34,641	20,081	$1.73

Shares from the assumed conversion of the Company’s convertible securities and exercise of certain options to purchase common stock were not included in the computation of diluted EPS for fiscal 2003 as the impact would have been anti-dilutive. The convertible securities were retired during the second quarter of fiscal year 2003 and were only outstanding for a portion of fiscal year 2003.

Options to purchase 1,639,701 shares of common stock at prices ranging from $7.64 to $48.14 per share were outstanding at September 24, 2005. Of these shares, 35,730 were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive. Options to purchase 1,980,940 shares of common stock at prices ranging from $1.30 to $38.41 per share were outstanding at September 25, 2004. Of these shares, 52,310 were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive. Options to purchase 2,109,330 shares of common stock at prices ranging from $1.30 to $30.00 per share were outstanding at September 27, 2003. Of these shares, 6,148 were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Quarterly Financial Data – unaudited

	Fiscal 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Sales	$265,576	$378,854	$413,193	$323,021
Gross profit	86,041	126,874	130,252	99,488
Net income	2,516	22,372	22,183	6,716

Net income per common equivalent share:
Basic	$0.12	$1.08	$1.06	$0.32
Diluted	$0.12	$1.04	$1.03	$0.31

Weighted average common equivalent shares outstanding:
Basic	20,539	20,760	20,890	21,062
Diluted	21,264	21,515	21,603	21,787

	Fiscal 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Sales	$222,350	$358,985	$374,431	$310,760
Gross profit	62,071	112,026	117,925	92,277
Net income (loss)	(645)	18,844	17,941	5,210

Net income (loss) per common equivalent share:
Basic	$(0.03)	$0.94	$0.89	$0.26
Diluted	$(0.03)	$0.91	$0.86	$0.25

Weighted average common equivalent shares outstanding:
Basic	19,877	20,030	20,086	20,271
Diluted	19,877	20,803	20,974	20,966

The fourth quarter of fiscal 2005 includes an income tax benefit of $1.5 million to adjust prior year tax accruals.

12. Transactions with Related Parties

During fiscal 2005, 2004 and 2003, subsidiaries of the Company purchased approximately $1.7 million, $2.1 million and $2.4 million, respectively, of products from Bio Plus, Inc., a company that produces granular peanut hulls. As of September 24, 2005 and September 25, 2004, the Company owed Bio Plus, Inc. approximately $13,000 and $8,000, respectively, for such purchases. Such amounts were included in accounts payable as of that date. A director and executive officer of the Company is a minority shareholder and a director of Bio Plus, Inc.

13. Business Segment Data

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is comprised of the Chief Executive Officer and the lead executives of each of the Company’s operating segments. The lead executive for each operating segment is also a member of a Strategy Board that manages the profitability of each respective segment’s various product lines and business. The operating

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

segments are managed separately because each segment represents a strategic business unit that offers different products or services. The chief operating decision-making group evaluates performance based on profit or loss from operations. The Company’s Corporate division is included in the presentation of reportable segment information since certain revenues and expenses of this division are not allocated separately to the two operating segments. Segment assets exclude cash equivalents, short-term investments, deferred taxes and goodwill.

Management has determined that the reportable segments of the Company are Pet Products and Garden Products based on the level at which the chief operating decision-making group reviews the results of operations to make decisions regarding performance assessment and resource allocation.

The Pet Products segment consists of Four Paws Products, TFH Publications, Wellmark, Kaytee, All-Glass Aquarium, Kent Marine, Interpet, Energy Savers Unlimited and Pets International. These companies are engaged in the manufacturing, delivery and sale of pet supplies, books and food principally to independent pet distributors and retailers, national specialty pet stores, mass merchants and bookstores. The Pet Products segment is also a distributor of pet supply products. This segment also operates distribution centers in various states. Their products are sold to independent retailers, national retail chains, grocery stores and mass merchants.

The Garden Products segment consists of Pennington Seed, Matthews Four Seasons, Grant’s, Norcal Pottery, AMBRANDS, Lilly Miller, New England Pottery, Gulfstream and GKI/Bethlehem Lighting. Products manufactured or designed and sourced are products found typically in the lawn and garden sections of mass merchandisers, warehouse-type clubs, home improvement centers and nurseries and include grass seed, bird feed, clay pottery, outdoor wooden planters and trellises, ant control and animal repellents. These products are sold directly to retailers and to distributors. The Garden Products segment is also a distributor of lawn and garden products. This segment also operates distribution centers in various states. Their products are sold to independent retailers, national retail chains, grocery stores and mass merchants.

The Corporate division includes expenses associated with corporate functions and projects, certain employee benefits, goodwill, interest income, interest expense and intersegment eliminations.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to the Company’s business segments for each of the three most recent fiscal years is presented in the table below.

	2005	2004	2003
	(in thousands)
Net sales:
Pet Products	$639,153	$568,942	$501,652
Garden Products	741,491	697,584	643,349

Total net sales	$1,380,644	$1,266,526	$1,145,001

Income from operations:
Pet Products	$83,712	$61,392	$52,677
Garden Products	47,079	42,872	39,347
Corporate	(30,662)	(22,192)	(19,683)

Total income from operations	100,129	82,072	72,341
Interest expense	(23,125)	(18,282)	(19,747)
Interest income	2,465	529	545
Other income	4,576	2,023	2,522
Income taxes	(30,258)	(24,992)	(21,020)

Net income	$53,787	$41,350	$34,641

Assets:
Pet Products	$273,481	$245,212	$208,703
Garden Products	330,884	330,362	281,679
Corporate, eliminations and all other	451,984	384,623	338,716

Total assets	$1,056,349	$960,197	$829,098

Depreciation and amortization:
Pet Products	$12,120	$11,827	$11,985
Garden Products	6,663	5,694	5,352
Corporate	817	995	541

Total depreciation and amortization	$19,600	$18,516	$17,878

Expenditures for long-lived assets:
Pet Products	$11,518	$12,930	$13,906
Garden Products	4,534	4,119	3,456
Corporate	2,624	1,215	596

Total expenditures for long-lived assets	$18,676	$18,264	$17,958

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

Four Paws Products Ltd.

Grant Laboratories, Inc.

Gulfstream Home & Garden, Inc.

Interpet USA, LLC

Kaytee Products, Incorporated

Matthews Redwood & Nursery Supply, Inc.

New England Pottery, LLC

Norcal Pottery Products, Inc.

Pennington Seed, Inc. (including Phaeton Corporation (dba Unicorn Labs), Pennington Seed, Inc. of Nebraska, Gro Tec, Inc., Seeds West, Inc., All-Glass Aquarium Co., Inc. (including Oceanic Systems, Inc.), and Cedar Works, LLC.)

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Fiscal Year Ended September 24, 2005 (in thousands)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$449,562	$1,019,165	$(88,083)	$1,380,644
Cost of goods sold and occupancy	319,399	706,673	(88,083)	937,989

Gross profit	130,163	312,492	—	442,655
Selling, general and administrative expenses	119,954	222,572	—	342,526

Income from operations	10,209	89,920	—	100,129
Interest – net	(20,931)	271	—	(20,660)
Other income	2,086	2,490	—	4,576

Income (loss) before income taxes	(8,636)	92,681	—	84,045

Income taxes	3,109	(33,182)	(185)	(30,258)

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(5,527)	59,499	(185)	53,787

Equity in undistributed income of guarantor subsidiaries	59,314	—	(59,314)	—

Net income (loss)	$53,787	$59,499	$(59,499)	$53,787

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED BALANCE SHEET September 24, 2005 (in thousands)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$22,732	$6,060	$—	$28,792
Accounts receivable	50,804	147,517	(13,425)	184,896
Inventories	71,871	198,865	—	270,736
Prepaid expenses and other assets	12,903	12,950	—	25,853

Total current assets	158,310	365,392	(13,425)	510,277
Land, buildings, improvements and equipment, net	11,154	99,441	—	110,595
Goodwill	364,847	—	—	364,847
Investment in guarantors	371,249	—	(371,249)	—
Deferred income taxes and other assets	38,338	35,737	(3,445)	70,630

Total	$943,898	$500,570	$(388,119)	$1,056,349

LIABILITIES
Accounts payable	$43,383	$66,497	$(13,425)	$96,455
Accrued expenses and other liabilities	28,402	41,960	—	70,362

Total current liabilities	71,785	108,457	(13,425)	166,817
Long-term debt	320,731	123	—	320,854
Other long-term obligations	1,204	20,741	(3,445)	18,500
Convertible redeemable preferred stock	3,000	—	—	3,000
Total shareholders’ equity	547,178	371,249	(371,249)	547,178

Total	$943,898	$500,570	$(388,119)	$1,056,349

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED BALANCE SHEET September 25, 2004 (in thousands)
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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS September 24, 2005 (in thousands)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$91,796	$25,362	$(59,499)	$57,659
Expenditures for land, buildings, improvements and equipment	(259)	(18,417)	—	(18,676)
Payments to acquire companies, net of cash acquired	(62,194)	—	—	(62,194)
Restricted investments	15,062	—	—	15,062
Investment in guarantor	(51,766)	(7,733)	59,499	—

Net cash provided (used) by investing activities	(99,157)	(26,150)	59,499	(65,808)

Repayments on revolving line of credit	(291,000)	—	—	(291,000)
Proceeds from issuance of long term debt	75,000	—	—	75,000
Borrowings on revolving line of credit	236,000	—	—	236,000
Payments on long-term debt	(1,574)	20	—	(1,554)
Proceeds from issuance of stock	7,926	—	—	7,926
Deferred financing costs	(533)	—	—	(533)
Treasury stock purchases	(754)	—	—	(754)

Net cash provided (used) by financing activities	25,065	20	—	25,085

Effect of exchange rates on cash	—	(365)	—	(365)
Net increase (decrease) in cash and cash equivalents	17,704	(1,133)	—	16,571
Cash and cash equivalents at beginning of period	5,028	7,193	—	12,221

Cash and cash equivalents at end of period	$22,732	$6,060	$—	$28,792

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS September 25, 2004 (in thousands)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$79,478	$33,985	$(49,049)	$64,414
Expenditures for land, buildings, improvements and equipment	(1,418)	(16,846)	—	(18,264)
Payments to acquire companies, net of cash acquired	(158,947)	—	—	(158,947)
Restricted investments	(14,936)	—	—	(14,936)
Investment in guarantor	(37,745)	(11,304)	49,049	—

Net cash provided (used) by investing activities	(213,046)	(28,150)	49,049	(192,147)

Repayments on revolving line of credit	(87,823)	—	—	(87,823)
Borrowings on revolving line of credit	142,823	—	—	142,823
Payments on long-term debt	(1,000)	(28)	—	(1,028)
Proceeds from issuance of stock	8,242	—	—	8,242

Net cash provided (used) by financing activities	62,242	(28)	—	62,214

Effect of exchange rates on cash	—	136	—	136
Net increase in cash and cash equivalents	(71,326)	5,943	—	(65,383)
Cash and cash equivalents at beginning of period	76,354	1,250	—	77,604

Cash and cash equivalents at end of period	$5,028	$7,193	$—	$12,221

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS September 27, 2003 (in thousands)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$4,137	$47,065	$—	$51,202
Expenditures for land, buildings, improvements and equipment	(1,987)	(15,971)	—	(17,958)
Payments to acquire companies, net of cash acquired	(4,614)	—	—	(4,614)
Investment in guarantor	(22,971)	22,971	—	—

Net cash provided (used) by investing activities	(29,572)	7,000	—	(22,572)

Repayments under lines of credit, net	(33,992)	(25,983)	—	(59,975)
Payments on long-term debt	(125,035)	(27,636)	—	(152,671)
Proceeds from issuance of long-term debt	250,000	—	—	250,000
Proceeds from issuance of stock	8,070	—	—	8,070
Deferred financing costs	(7,334)	—	—	(7,334)

Net cash provided (used) by financing activities	91,709	(53,619)	—	38,090

Net increase in cash and cash equivalents	66,274	446	—	66,720
Cash and cash equivalents at beginning of period	10,080	804	—	10,884

Cash and cash equivalents at end of period	$76,354	$1,250	$—	$77,604

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

(b) Changes in Internal Control Over Financial Reporting. Central’s management, with the participation of Central’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Central’s internal control over financial reporting occurred during the fourth quarter of fiscal 2005. Based on that evaluation, management concluded that there has been no change in Central’s internal control over financial reporting during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, Central’s internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting. A copy of our management’s report is included in Item 8. Financial Statements and Supplementary Data under the heading Management’s Report on Internal Control Over Financial Reporting. Our management’s assessment of the effectiveness of our internal control over financial reporting as of September 24, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

We have adopted a code of ethics that applies to all of our executive officers and directors, a copy of which is filed as Exhibit 14 to this Form 10-K.

The remaining information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders under the captions “Election of Directors,” “Audit Committee Financial Expert” and “Section 16(a) Beneficial Ownership Reporting Compliance.” See also Item 1 above.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders under the captions “Ownership of Management and Principal Stockholders” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders under the captions “Compensation Committee Interlocks and Insider Participation” and “Transactions with the Company.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements of Central Garden & Pet Company are included in Part II, Item 8:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

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

Date: December 7, 2005

CENTRAL GARDEN & PET COMPANY

By	/s/ GLENN W. NOVOTNY
Glenn W. Novotny
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ GLENN W. NOVOTNY Glenn W. Novotny	Chief Executive Officer, President and Director (Principal Executive Officer)	December 7, 2005

/s/ STUART W. BOOTH Stuart W. Booth	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 7, 2005

/s/ JOHN B. BALOUSEK John B. Balousek	Director	December 7, 2005

/s/ WILLIAM E. BROWN William E. Brown	Chairman	December 7, 2005

/s/ DAVID N. CHICHESTER David N. Chichester	Director	December 7, 2005

/s/ BROOKS M. PENNINGTON, III Brooks M. Pennington, III	Director	December 7, 2005

/s/ ALFRED A. PIERGALLINI Alfred A. Piergallini	Director	December 7, 2005

/s/ BRUCE A. WESTPHAL Bruce A. Westphal	Director	December 7, 2005

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

Exhibit Number	Exhibit
3.1	Third Amended and Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3.1 to Registration Statement No. 33-98544).

3.1.1	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation (Incorporated by reference from Exhibit 3.1.1 to Registration Statement No. 333-46437).

3.1.2	Certificate of Designation – Series B Convertible Preferred Stock (Incorporated by reference from Exhibit 3.1.2 to the Company’s Form 10-Q for the quarter ended June 26, 2004).

3.2	Copy of Registrant’s Bylaws (Incorporated by reference from Exhibit 3.2 to Registration Statement No. 33-48070).

4.1	Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4.1 to Registration Statement No. 33-48070).

4.2	Indenture dated as of January 30, 2003 between the Company, Wells Fargo and the Subsidiary Guarantors name therein (Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-4 No. 333-103835).

10.1	Form of Indemnification Agreement between the Company and Executive Officers and Directors (Incorporated by reference from Exhibit 10.18 to Registration Statement No. 33-48070).

10.2	Credit Agreement dated May 14, 2003, between the Company and Canadian Imperial Bank of Commerce et al. (Incorporated by reference from Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended June 28, 2003).

10.2.1	First Amendment to Credit Agreement dated October 27, 2003, between Central Garden & Pet Company and Canadian Imperial Bank of Commerce et al. (Incorporated by reference from Exhibit 10.2.1 to the Company’s Form 10-Q for the quarter ended March 27, 2004).

10.2.2	Second Amendment to Credit Agreement dated February 12, 2004, between Central Garden & Pet Company and Canadian Imperial Bank of Commerce et al. (Incorporated by reference from Exhibit 10.2.2 to the Company’s Form 10-Q for the quarter ended June 26, 2004).

10.2.3	Third Amendment to Credit Agreement dated March 26, 2004, between Central Garden & Pet Company and Canadian Imperial Bank of Commerce et al. (Incorporated by reference from Exhibit 10.2.3 to the Company’s Form 10-Q for the quarter ended June 26, 2004).

10.2.4	Fourth Amendment to Credit Agreement dated July 30, 2004, between Central Garden & Pet Company and Canadian Imperial Bank of Commerce et al. (Incorporated by reference from Exhibit 10.2.4 to the Company’s Form 10-K for the fiscal year ended September 25, 2004).

10.2.5	Fifth Amendment to Credit Agreement dated December 17, 2004, between Central Garden & Pet Company and Canadian Imperial Bank of Commerce et al. (Incorporated by reference from Exhibit 10.2.5 to the Company’s Form 10-Q for the quarter ended December 25, 2004).

10.3*	1993 Omnibus Equity Incentive Plan, as amended (Incorporated by reference from Exhibits 4.1 to the Company’s Registration Statements Nos. 33-7236, 33-89216, 333-1238 and 333-41931).

10.4*	2003 Omnibus Equity Incentive Plan (Incorporated by reference from Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 29, 2003).

10.4.1*	Form of Nonstatutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan. (Incorporated by reference from Exhibit 10.5.1 to the Company’s Form 10-K for the fiscal year ended September 25, 2004).

Exhibit Number	Exhibit

10.4.2*	Form of Restricted Stock Agreement for 2003 Omnibus Equity Incentive Plan. (Incorporated by reference from Exhibit 10.5.2 to the Company’s Form 10-K for the fiscal year ended September 25, 2004).

10.5*	Nonemployee Director Equity Incentive Plan, as amended June 8, 2001 (Incorporated by reference from Exhibit 10.12 to the Company’s Form 10-K/A for the fiscal year ended September 29, 2001).

10.5.1*	Form of Nonstatutory Stock Option Agreement for Nonemployee Director Equity Incentive Plan (Incorporated by reference from Exhibit 10.6.1 to the Company’s Form 10-Q for the quarter ended December 25, 2004).

10.5.2*	Form of Restricted Stock Agreement for Nonemployee Director Equity Incentive Plan (Incorporated by reference from Exhibit 10.6.2 to the Company’s Form 10-Q for the quarter ended December 25, 2004).

10.6*	Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III (Incorporated by reference from Exhibit 10.20 to the Company’s Form 10-K/A for the fiscal year ended September 26, 1998).

10.7*	Modification and Extension of Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III, dated as of May 6, 2003 (Incorporated by reference from Exhibit 10.7.1 to the Company’s Form 10-Q for the quarter ended June 28, 2003).

10.8*	Employment Agreement dated as of July 9, 2004 between the Company and James V. Heim. (Incorporated by reference from Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended September 25, 2004).

10.9*	Form of Agreement to Protect Confidential Information, Intellectual Property and Business Relationships (Incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed October 14, 2005).

10.10*	Form of Post-Termination Consulting Agreement (Incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K filed October 14, 2005).

10.11*	Employment Agreement between Central Garden & Pet Company and Bradley P. Johnson, dated September 30, 2005. (Incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed October 17, 2005).

10.12*	Nonqualified Deferred Compensation Agreement between Glenn Novotny and Central Garden & Pet Company.

12	Statement re Computation of Ratios of Earnings to Fixed Charges.

14	Code of Ethics.

21	List of Subsidiaries.

23	Consent Of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.