Form 10-Q
period 2005-12-24
CENTRAL GARDEN & PET CO
filed 2006-02-02
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of January 15, 2006	19,808,769
Class B Stock Outstanding as of January 15, 2006	1,652,262

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in our Form 10-K for the fiscal year ended September 24, 2005, including the factors described in the section entitled “Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	consolidation trends in the retail industry;

•	dependence on a few customers for a significant portion of each of our businesses;

•	uncertainty of our product innovations and marketing programs;

•	fluctuations in market prices for seeds and grains;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	adverse weather during the peak gardening season;

•	seasonality and fluctuations in our operating results and cash flows;

•	dependence upon our key executive officers;

•	rising energy prices;

•	implementation of a new enterprise planning information system over the next several years;

•	potential environmental liabilities and product liability claims; and

•	pending litigation and claims;

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 24, 2005	December 24, 2005
ASSETS
Current assets:
Cash and equivalents	$28,792	$12,913
Accounts receivable (less allowance for doubtful accounts of $11,712 and $10,357 )	184,896	155,908
Inventories	270,736	322,775
Prepaid expenses and other	25,853	28,201

Total current assets	510,277	519,797
Land, buildings, improvements and equipment—net	110,595	114,972
Goodwill	364,847	364,732
Deferred income taxes and other assets	70,630	83,434

Total	$1,056,349	$1,082,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,455	$119,837
Accrued expenses	68,152	66,187
Current portion of long-term debt	2,210	1,772

Total current liabilities	166,817	187,796
Long-term debt	320,854	321,556
Other long-term obligations	18,500	19,411
Convertible redeemable preferred stock	3,000	3,000

Shareholders’ equity:
Class B stock, $.01 par value: 1,654,462 shares outstanding	16	16
Common stock, $.01 par value: 33,419,556 shares issued and 19,659,691 shares outstanding at September 24, 2005 and 19,785,339 shares issued and outstanding at December 24, 2005	334	197
Additional paid-in capital	577,073	429,933
Retained earnings	119,497	122,057
Deferred compensation	(4,377)	—
Treasury stock	(145,581)	—
Accumulated other comprehensive income (loss)	216	(1,031)

Total shareholders’ equity	547,178	551,172

Total	$1,056,349	$1,082,935

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	December 25, 2004	December 24, 2005
Net sales	$265,576	$292,731
Cost of goods sold and occupancy	179,535	200,733

Gross profit	86,041	91,998
Selling, general and administrative expenses	76,525	82,223

Income from operations	9,516	9,775
Interest expense	(5,298)	(6,344)
Interest income	103	685
Other income (expense)	(320)	49

Income before income taxes	4,001	4,165
Income taxes	1,485	1,605

Net income	$2,516	$2,560

Income per common share:
Basic	$0.12	$0.12

Diluted	$0.12	$0.12

Weighted average shares used in the computation of income per common share:
Basic	20,539	21,335
Diluted	21,264	21,826

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 25, 2004	December 24, 2005
Cash flows from operating activities:
Net income	$2,516	$2,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,479	5,185
Stock based compensation	235	1,020
Deferred income taxes	—	(273)
Change in assets and liabilities (excluding effects of businesses acquired):
Receivables	40,323	28,850
Inventories	(50,279)	(52,371)
Prepaid expenses and other assets	(2,316)	(3,503)
Accounts payable	13,085	23,508
Accrued expenses	6,883	(1,821)
Other long-term obligations	247	911

Net cash provided by operating activities	15,173	4,066

Cash flows from investing activities:
Additions to land, buildings, improvements and equipment	(5,563)	(8,757)
Assets acquired	—	(13,296)
Restricted investments	(130)	—

Net cash used in investing activities	(5,693)	(22,053)

Cash flows from financing activities:
Repayments on revolving line of credit	(63,000)	(1,000)
Borrowings on revolving line of credit	53,000	2,000
Repayments of long-term debt	(250)	(443)
Proceeds from issuance of stock	2,329	1,028
Excess tax benefits from stock based awards	—	633
Treasury stock repurchases	(528)	—

Net cash provided by (used in) financing activities	(8,449)	2,218

Effect of exchange rate changes on cash and equivalents	848	(110)

Net increase (decrease) in cash and equivalents	1,879	(15,879)
Cash and equivalents at beginning of period	12,221	28,792

Cash and equivalents at end of period	$14,100	$12,913

Supplemental information:
Cash paid for interest	$1,576	$2,938

Cash paid for income taxes—net	$(778)	$683

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended December 24, 2005

(unaudited)

1.	Basis of Presentation

The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of December 24, 2005, the condensed consolidated statements of operations for the three months ended December 25, 2004 and December 24, 2005 and the condensed consolidated statements of cash flows for the three months ended December 25, 2004 and December 24, 2005 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

For the Company’s foreign business in the UK, the local currency is the functional currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the period. Comprehensive income was $1.3 million for the three month period ended December 24, 2005 and includes net earnings of $2.6 million and foreign currency translation adjustments of $1.3 million that are excluded from net earnings but reported in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Deferred taxes are not provided on translation gains and losses, because the Company expects earnings of its foreign subsidiary to be permanently reinvested. Transaction gains and losses are included in results of operations.

Due to the seasonal nature of the Company’s garden business, the results of operations for the three months ended December 24, 2005 and December 25, 2004 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2005 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission.

2.	Stock Based Compensation

The Company has various non-qualified stock-based compensation programs, which provide for stock option grants and restricted stock awards. The fair value of restricted stock awards is recognized as deferred compensation at the time of the grant as a separate component of shareholders’ equity with amortization over the vesting period. Stock options may be granted to officers, key employees and directors. Stock options granted are generally exercisable with a 30 month cliff vesting and 42 month expiration or in increments of 20% per year beginning three years from the date of grant and expiring 8 years from the date of grant. Prior to fiscal 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation.

Beginning in fiscal 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” and elected to adopt the standard using the modified prospective transition method. Under this transition method, compensation cost in 2006 includes vested awards for (1) all share based payments granted prior to, but not vested as of September 24, 2005, based on the grant date fair value estimated in accordance with the original pro forma footnote disclosure provisions of FASB Statement No. 123 and (2) all share based payments granted subsequent to September 24, 2005, based on the grant date fair value estimated in accordance with the provisions of FASB Statement No. 123 (R). Accordingly, stock compensation award expense is recognized over the requisite service period using the straight-line attribution method. Previously reported amounts have not been restated.

The Company recognized share based compensation expense of $1.0 million in the quarter ended December 24, 2005 as a component of selling, general and administrative expenses. Stock compensation cost in the first quarter of fiscal 2006 consisted of $0.7 million for stock options and $0.3 million for restricted stock awards.

Had compensation expense for the Company’s various stock option plans been determined based upon the projected fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, the Company’s pro-forma net earnings, basic and diluted earnings per common share for the three months ended December 25, 2004 would have been as follows:

Three Months Ended December 25, 2004
(in thousands)
Net income, as reported	$2,516
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	(356)

Pro forma net income	$2,160

Net income per common equivalent share:
Basic – as reported	$0.12
Basic – pro forma	$0.11
Diluted – as reported	$0.12
Diluted – pro forma	$0.10

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected stock price volatilities are estimated based on the Company’s implied historical volatility. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free rates are based on U.S. Treasury yields, for notes with comparable terms as the option grants, in effect at the time of the grant. For purposes of this valuation model, no dividends have been assumed. Assumptions used in the Black-Scholes model are presented below:

	Quarter ended
	December 24, 2005	December 25, 2004
Stock plans:
Average expected life in years	3 or 6	3 - 5
Expected volatility	29%	31%
Risk-free interest rate	4.3%	3.3%

The following table summarizes option activity during the quarter ended December 24, 2005:

	Number of shares (in thousands)	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 24, 2005	1,640	$27.01
Granted	525	45.37
Exercised	(60)	16.36
Cancelled or expired	(6)	31.78

Outstanding at December 24, 2005	2,099	31.89	3.5	$66,940

Exercisable at December 24, 2005	267	$21.53	0.7	$5,752

The weighted average fair value of options granted during the first quarter of fiscal 2006 and fiscal 2005 was $13.74 and $8.54, respectively. The total intrinsic value of options exercised during the first quarter of fiscal 2006 and fiscal 2005 was $1.6 million and $8.5 million, respectively.

Changes in the Company’s nonvested options for the first quarter of fiscal 2006 are summarized as follows:

	Number of shares (in thousands)	Weighted average grant date fair value per share
Nonvested at September 24, 2005	1,319	$8.00
Granted	525	13.74
Vested	(6)	6.77
Cancelled	(6)	8.12

Nonvested at December 24, 2005	1,832	$9.65

As of December 24, 2005, there was $8.8 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Awards: As of December 24, 2005, there were 0.2 million shares of restricted stock awards outstanding. The awards generally vest in 20% or 25% increments over a seven year period of employment after the grant date.

Restricted stock award activity during the first quarter of fiscal 2006 is summarized as follows:

Number of shares (in thousands)
Outstanding at September 24, 2005	141
Granted	64
Exercised	(0)
Cancelled or expired	(0)

Outstanding at December 24, 2005	205

The weighted average grant-date fair value of restricted stock awards granted during the first quarters of fiscal 2006 and fiscal 2005 was $41.92 and $38.78, respectively.

As of December 24, 2005, there was $6.8 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 3.6 years.

3.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations:

	Three Months Ended December 25, 2004			Three Months Ended December 24, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income	$2,516	20,539	$0.12	$2,560	21,335	$0.12
Effect of dilutive securities:
Options to purchase common stock		572			370
Restricted shares		67			35
Convertible preferred stock		86			86
Diluted EPS:

Net income attributable to common shareholders	$2,516	21,264	$0.12	$2,560	21,826	$0.12

For the three month periods ended December 24, 2005 and December 25, 2004, options to purchase 513,985 and 438,225 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Shares of common stock from the assumed conversion of the Company’s convertible preferred stock, issued in February 2004, were also included in the computation of diluted EPS for the three month periods ended December 24, 2005 and December 25, 2004.

4.	Shareholders’ Equity

Effective December 14, 2005, the Company retired all of its treasury stock, which consisted of 13,759,865 common shares. Upon retirement, the excess of the aggregate treasury stock purchase price over par value was allocated to additional paid-in capital.

5.	Assets Acquired

In December 2005, the Company acquired certain intellectual property assets from Shirlo, Inc. for cash of approximately $10 million. The assets acquired from Shirlo, Inc. include the company’s exclusive marketing rights to etofenprox, an insect adulticide approved for on-animal use. The acquired assets will be combined with Wellmark International, a wholly owned subsidiary of Central. The Company has not yet finalized its allocation of the purchase price to the fair value of assets acquired.

6.	Segment Information

Management has determined that the reportable segments of the Company are Garden Products and Pet Products, based on the level at which the chief operating decision making group reviews the results of operations to make decisions regarding performance assessment and resource allocation.

	Three Months Ended
	December 25, 2004	December 24, 2005
	(in thousands)
Net sales:
Garden Products	$108,817	$125,584
Pet Products	156,759	167,147

Total net sales	$265,576	$292,731

Income (loss) from operations:
Garden Products	$(811)	$(510)
Pet Products	18,097	18,551
Corporate	(7,770)	(8,266)

Total income from operations	9,516	9,775

Interest expense—net	(5,195)	(5,659)
Other income	(320)	49
Income taxes	(1,485)	(1,605)

Net income	$2,516	$2,560

Depreciation and amortization:
Garden Products	$1,457	$1,542
Pet Products	2,788	3,332
Corporate	234	311

Total depreciation and amortization	$4,479	$5,185

	September 24, 2005	December 24, 2005
	(in thousands)
Assets:
Garden Products	$330,884	$348,773
Pet Products	273,481	279,103
Corporate	451,984	455,059

Total assets	$1,056,349	$1,082,935

Goodwill (included in corporate assets):
Garden Products	$169,456	$169,484
Pet Products	195,391	195,248

Total goodwill	$364,847	$364,732

7.	Contingencies

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

The jury rejected most of the Axelrods’ claims against Central. In that regard, the jury denied the Axelrods’ claims for breach of contract, fraud, tortious interference and civil conspiracy. The jury did find that Central had breached Consulting Agreements with the Axelrods and awarded $3.7 million in damages. In addition, before the trial, there had been an arbitration to determine whether the Axelrods were entitled to a purchase price adjustment. The Axelrods maintained that as a result of that arbitration determination, the Axelrods are entitled to an additional approximately $2.6 million in purchase price.

The Court has also awarded pre-judgment interest in post verdict rulings. In that regard, the Court set-off the Axelrods’ $2.6 million arbitration award against the $10 million Promissory Note owed to Central and awarded Central pre-judgment interest on the remainder of what was owed to Central. The Court also granted pre-judgment interest on Central’s fraud award and the Axelrods’ Consulting Agreement award. The net effect of the jury award and the post-verdict Court rulings to date is that Central is entitled to receive over $22.3 million. In addition, Central has applied for its costs, expenses and attorneys fees related to the enforcement and collection of the Promissory Note. That application is currently pending before the New Jersey Superior Court.

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended December 24, 2005 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$98,136	$214,417	$(19,822)	$292,731
Cost of products sold and occupancy	70,725	149,830	(19,822)	200,733

Gross profit	27,411	64,587	—	91,998
Selling, general and administrative expenses	28,452	53,771	—	82,223

Income (loss) from operations	(1,041)	10,816	—	9,775
Interest – net	(5,740)	81	—	(5,659)
Other income (expense)	(253)	302	—	49

Income (loss) before income taxes	(7,034)	11,199	—	4,165
Income taxes	2,708	(4,318)	5	(1,605)

Net income (loss)	(4,326)	6,881	5	2,560
Equity in undistributed income of guarantor subsidiaries	6,886	—	(6,886)	—

Net income (loss)	$2,560	$6,881	$(6,881)	$2,560

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended December 25, 2004 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$92,263	$191,586	$(18,273)	$265,576
Cost of products sold and occupancy	65,897	131,911	(18,273)	179,535

Gross profit	26,366	59,675	—	86,041
Selling, general and administrative expenses	25,798	50,727	—	76,525

Income from operations	568	8,948	—	9,516
Interest – net	(5,309)	114	—	(5,195)
Other income (expense)	(405)	85	—	(320)

Income (loss) before income taxes	(5,146)	9,147	—	4,001
Income taxes	1,966	(3,451)	—	(1,485)

Net income (loss)	(3,180)	5,696	—	2,516
Equity in undistributed income of guarantor subsidiaries	5,706	—	(5,706)	—

Net income (loss)	$2,526	$5,696	$(5,706)	$2,516

	CONSOLIDATING CONDENSED BALANCE SHEET December 24, 2005 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$4,888	$8,025	$—	$12,913
Accounts receivable	120,669	49,626	(14,387)	155,908
Inventories	234,061	88,714	—	322,775
Prepaid expenses and other	13,314	14,887	—	28,201

Total current assets	372,932	161,252	(14,387)	519,797
Land, buildings, improvements and equipment, net	98,347	16,625	—	114,972
Goodwill	—	364,732	—	364,732
Investment in guarantor subsidiaries	—	388,916	(388,916)	—
Deferred income taxes and other assets	48,921	37,958	(3,445)	83,434

Total	$520,200	$969,483	$(406,748)	$1,082,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$72,263	$61,961	$(14,387)	$119,837
Accrued expenses and other current liabilities	38,166	29,793	—	67,959

Total current liabilities	110,429	91,754	(14,387)	187,796
Long-term debt	118	321,438	—	321,556
Other long-term obligations	20,737	2,119	(3,445)	19,411
Convertible redeemable preferred stock	—	3,000	—	3,000
Shareholders’ equity	388,916	551,172	(388,916)	551,172

Total	$520,200	$969,483	$(406,748)	$1,082,935

	CONSOLIDATING CONDENSED BALANCE SHEET September 24, 2005 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$22,732	$6,060	$—	$28,792
Accounts receivable	50,804	147,517	(13,425)	184,896
Inventories	71,871	198,865	—	270,736
Prepaid expenses and other	12,903	12,950	—	25,853

Total current assets	158,310	365,392	(13,425)	510,277
Land, buildings, improvements and equipment, net	11,154	99,441	—	110,595
Goodwill	364,847	—	—	364,847
Investment in guarantor subsidiaries	371,249	—	(371,249)	—
Deferred income taxes and other assets	38,338	35,737	(3,445)	70,630

Total	$943,898	$500,570	$(388,119)	$1,056,349

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$43,383	$66,497	$(13,425)	$96,455
Accrued expenses and other current liabilities	28,402	41,960	—	70,362

Total current liabilities	71,785	108,457	(13,425)	166,817
Long-term debt	320,731	123	—	320,854
Other long-term obligations	1,204	20,741	(3,445)	18,500
Convertible redeemable preferred stock	3,000	—	—	3,000
Shareholders’ equity	547,178	371,249	(371,249)	547,178

Total	$943,898	$500,570	$(388,119)	$1,056,349

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Three Months Ended December 24, 2005 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$21,369	$(10,409)	$(6,894)	$4,066
Expenditures for land, buildings, improvements and equipment	(6,089)	(2,668)	—	(8,757)
Assets acquired	(13,296)	—	—	(13,296)
Investment in guarantor subsidiaries	(18,914)	12,020	6,894	—

Net cash provided (used) by investing activities	(38,299)	9,352	6,894	(22,053)

Repayments on revolving line of credit	(1,000)	.—	—	(1,000)
Borrowings on revolving line of credit	2,000	—	—	2,000
Payments on long-term debt	(438)	(5)	—	(443)
Proceeds from issuance of stock	1,028	—	—	1,028
Tax benefits on options exercised	633	—	—	633

Net cash provided (used) by financing activities	2,223	(5)	—	2,218

Effect of exchange rate changes on cash	—	(110)	—	(110)

Net increase (decrease) in cash and equivalents	(14,707)	$(1,172)	—	(15,879)
Cash and equivalents at beginning of period	22,732	6,060	—	28,792

Cash and equivalents at end of period	$8,025	$4,888	$—	$12,913

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Three Months Ended December 25, 2004 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$8,381	$12,498	$(5,706)	$15,173

Expenditures for land, buildings, improvements and equipment	(1,191)	(4,372)	—	(5,563)
Restricted investments	(130)	—	—	(130)
Investment in guarantor subsidiaries	5,393	(11,099)	5,706	—

Net cash provided (used) by investing activities	4,072	(15,471)	5,706	(5,693)

Repayments under lines of credit, net	(10,000)	—	—	(10,000)
Payments on long-term debt	(250)	—	—	(250)
Proceeds from issuance of stock	2,329	—	—	2,329
Payments to reacquire stock	(528)	—	—	(528)

Net cash provided (used) by financing activities	(8,449)	—	—	(8,449)

Effect of exchange rate changes on cash	(1,672)	2,520	—	848

Net increase (decrease) in cash and equivalents	2,332	(453)	—	1,879
Cash and equivalents at beginning of period	5,028	7,193	—	12,221

Cash and equivalents at end of period	$7,360	$6,740	$—	$14,100

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Background

We have transitioned our company to a leading marketer and producer of branded products from a traditional pet and lawn and garden supplies distributor. We made this transition because we recognized the opportunity to build a portfolio of leading brands and improve profitability by capitalizing on our knowledge of the pet and lawn and garden supplies sectors, our strong relationships with retailers, and our nationwide sales and logistics network. Our goal was to diversify our business and improve operating margins by establishing a portfolio of leading brands. Since 1997, we have acquired numerous branded product companies and product lines, including Wellmark and Four Paws in fiscal 1997; Kaytee Products, TFH and Pennington Seed in fiscal 1998; Norcal Pottery in fiscal 1999; AMDRO and All-Glass Aquarium in fiscal 2000; Lilly Miller in fiscal 2001; Alaska Fish Fertilizer in fiscal 2002; Kent Marine, New England Pottery, Interpet, KRB Seed Company, (dba Budd Seed), and Energy Savers Unlimited in fiscal 2004 and Pets International and Gulfstream Home & Garden in fiscal 2005.

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

Recent Developments

Assets Acquired from Shirlo

In December 2005, we acquired certain intellectual property assets from Shirlo, Inc. for cash of approximately $10 million. The assets acquired from Shirlo, Inc. include the company’s exclusive marketing rights to etofenprox, an insect adulticide approved for on-animal use. The acquired assets will be combined with Wellmark International, a wholly owned subsidiary of Central. We have not finalized the allocation of the purchase price to the fair value of assets acquired.

Announced Acquisition of Farnam

In January 2006, we announced that we agreed to acquire the stock of Farnam Companies, Inc. for approximately $287 million, plus $4 million for the purchase of related real property. Farnam is a leading manufacturer and marketer of innovative health care products primarily for horses, household pets and livestock sold through over-the-counter and veterinary channels. In addition to the Farnam umbrella brand, Farnam’s portfolio of industry leading brands includes Equicare®, ComboCare™, IverCare™, Endure®, and Repel-X® for horses; D-Worm™, BioSpot® and Scratchex® for household pets; and Adams™ and Bite Free™ insect controls for home and yard care. In its fiscal year ending November 30, 2005, Farnam generated net sales of approximately $160 million. The transaction is expected to close in our second fiscal quarter ending March 2006 and is subject to satisfaction of regulatory requirements and other customary closing conditions. We anticipate that we will fund the acquisition with the proceeds from $650 million in new senior secured financing consisting of a revolving bank facility and new term loan B notes. This new facility will also be used to retire our existing bank debt and term loan B notes.

New Accounting Pronouncements

Accounting for Stock-Based Compensation

Through 2005, we accounted for our stock plans using the intrinsic value method. Effective the beginning of fiscal 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” and elected the modified prospective application method upon adoption. SFAS No. 123(R) requires us to use a fair-value based method in determining stock-based compensation. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and expensed over the employees’ requisite service period. Total compensation cost for our stock plans in the first quarter of 2006 was $1 million.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 24, 2005.

Stock-based compensation: In fiscal 2006, we adopted SFAS No. 123(R) using the modified prospective transition method and began accounting for our stock-based compensation using a fair-valued based recognition method. Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair-value of the award and is expensed ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. We develop our estimates based on historical data and market information which can change significantly over time.

We use the Black-Scholes option valuation model to value employee stock awards. We estimate stock price volatility based on an average historical volatility of our stock. Estimated option life and forfeiture rate assumptions are also derived from historical data. We recognize compensation expense using the straight-line amortization method for stock based compensation awards with graded vesting. Had we used alternative valuation methodologies, the amount we expense for stock based payments could be significantly different.

Results of Operations

Three Months Ended December 24, 2005

Compared with Three Months Ended December 25, 2004

Net sales for the three months ended December 24, 2005 increased $27.1 million, or 10.2%, to $292.7 million from $265.6 million for the three months ended December 25, 2004. Pet Products’ net sales increased $10.3 million, or 6.6%, to $167.1 million for the three months ended December 24, 2005 from $156.8 million in the comparable fiscal 2005 period. Garden Products’ net sales increased $16.8 million, or 15.4%, to $125.6 million for the three months ended December 24, 2005 from $108.8 million in the comparable fiscal 2005 period. Our branded product sales increased $23.3 million and sales of other manufacturers’ products increased $3.8 million. Our Pet Products’ branded product sales increased $9.6 million due primarily to recent acquisitions. Our Garden Products’ branded product sales increased $13.7 million due primarily to increased grass seed sales and $4 million from fiscal year 2005 acquisitions.

Gross profit for the three months ended December 24, 2005 increased $6.0 million, or 6.9%, to $92.0 million from $86.0 million for the three months ended December 25, 2004. Gross profit increased in both Garden Products and Pet Products. Gross profit as a percentage of net sales decreased from 32.4% for the three months ended December 25, 2004 to 31.4% for the three months ended December 24, 2005. While the Pet Products gross profit percentage remained relatively steady, the Garden Products percentage decreased 200 basis points. The decreased margin was due primarily to an unfavorable product mix shift within Garden’s product portfolio. The sales increase experienced in Garden in the first quarter was primarily in our lower margin products. Additionally, price increases to offset increased raw material costs had not taken effect during the first quarter of fiscal 2006.

Selling, general and administrative expenses increased $5.7 million, or 7.5%, from $76.5 million for the three months ended December 25, 2004 to $82.2 million for the three months ended December 24, 2005. All three components of selling, general and administrative expenses increased, as discussed further below. As a percentage of net sales, selling, general and administrative expenses decreased to 28.1% for the three months ended December 24, 2005, compared to 28.8% in the comparable prior year period.

Selling and delivery expense increased $3.8 million, or 10.2%, from $37.4 million for the three months ended December 25, 2004 to $41.2 million for the three months ended December 24, 2005. The increase was due primarily to increased sales as selling and delivery costs as a percentage of net sales remained unchanged at 14%.

Facilities expense increased $0.7 million to $3.5 million for the three months ended December 24, 2005 from $2.8 million for the three months ended December 25, 2004. The increase was due primarily to facility relocation costs incurred as part of our previously announced restructuring effort within the Garden Products segment.

Warehouse and administrative expense increased $1.2 million, or 3.3%, from $36.3 million for the three months ended December 25, 2004 to $37.5 million for the three months ended December 24, 2005. The increase was due primarily to $1 million for stock based compensation as a result of adopting SFAS 123(R). Decreased legal and litigation costs of $0.4 million were offset by restructuring costs.

Net interest expense for the three months ended December 24, 2005 increased $0.4 million, or 7.7%, to $5.6 million from $5.2 million for the three months ended December 25, 2004. The increase was due primarily to increased average long-term debt balances during the fiscal 2006 quarter as compared to the prior year quarter, as a result of acquisitions made in the last year and slightly higher interest rates on our floating rate debt, partially offset by increased interest income of $0.6 million.

Other income increased $0.3 million to essentially break-even from $0.3 million expense reported for the quarter ended December 25, 2004. Other income represents income from four equity method investments.

Our effective income tax rate for the quarter ended December 24, 2005 was 38.5% compared with 37.1% for the quarter ended December 25, 2004. The effective tax rate was lower in the prior year quarter due to estimated state tax decreases and a larger portion of income taxed at lower foreign rates.

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

The primary cash flows for the three months ended December 24, 2005 were $22.1 million in cash used in investing activities (primarily for the acquisition of businesses) partially offset by $2.2 million provided by financing activities and $4.1 million of cash provided by operating activities. Net cash used in investing activities increased $16.4 million from the prior year primarily due to cash used for acquisitions. Net cash provided by financing activities increased $10.7 million as the prior period included $10 million of repayments on our revolving line of credit.

At December 24, 2005, our total debt was $323.3 million versus $295.3 million at December 25, 2004, due to additional borrowings on our credit facility to finance our acquisitions since the first quarter of fiscal 2005.

We currently maintain a $300 million senior secured credit facility consisting of a $125 million revolving credit facility maturing in May 2008 and a $175 million term loan maturing in May 2009. Interest on the term loan is based on a rate equal to LIBOR + 1.75% or the prime rate plus 0.25%, at our option. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from (0.25)% to 0.75% or LIBOR plus a margin which fluctuates from 1.25% to 2.25%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. In February 2005, we exercised an option contained in our credit agreement to borrow an additional $75 million under our six year term loan. The total outstanding borrowings after the draw down under the term loan was approximately $173.5 million and at December 24, 2005 was $172.2 million. The term loan is payable in quarterly installments of $437,500 with the balance payable in May 2009. This facility is secured by essentially all of our assets, contains certain financial covenants requiring maintenance of minimum levels of interest coverage and maximum levels of senior debt to EBITDA and total debt to EBITDA, and restricts our ability to make treasury stock purchases, investments in or acquisitions of a business and pay dividends above certain levels over the life of the facility. We were in compliance with all financial covenants as of December 24, 2005. The balance outstanding at December 24, 2005 under the $125 million revolving credit facility was $1.0 million, and the remaining available borrowing capacity was $114.7 million, with $9.3 million outstanding under certain letters of credit.

In October 2003, we entered into a $75 million pay-floating interest rate swap effectively converting half of our $150 million fixed rate 9-1/8 % senior subordinated notes to a floating rate of LIBOR + 4.04%.

We believe that cash flows from operating activities, funds available under our credit facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $40 million for the next 12 months. The increased expected capital expenditures, compared to our historical rate, are due to our implementation of a scalable enterprise-wide information technology platform to support future growth and to enable us to take advantage of new applications and technologies. We have selected SAP as our software provider and anticipate investing approximately $30 million over the next four years to implement our new information technology strategy. This initiative, when complete, will combine our numerous information systems into one enterprise system and create a common business model and common data which will create greater efficiency and effectiveness. We have embarked upon an enterprise-wide information technology initiative to provide a common ERP platform that will enable many of our strategic initiatives and enhance our operating efficiency.

In January 2006, we agreed to acquire the stock of Farnam Companies, Inc. for approximately $287 million, plus $4 million for the purchase of related real property. The transaction is expected to close in our second fiscal quarter ending March 2006 and is subject to satisfaction of regulatory requirements and other customary closing conditions. We anticipate that we will fund the acquisition with the proceeds from $650 million in new senior secured financing consisting of a revolving bank facility and new term loan B notes. This new facility will also be used to retire our existing bank debt and term loan B notes.

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

Off-Balance Sheet Arrangements

There have been no material changes to the information provided in our Annual Report on Form 10-K for the fiscal year ended September 24, 2005 regarding off-balance sheet arrangements.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 24, 2005.

Weather and Seasonality

Historically, our sales of lawn and garden products have been influenced by weather and climate conditions in the markets we serve. Additionally, Garden Products’ business has been highly seasonal. In fiscal 2005, approximately 63% of Garden Products’ net sales and 57% of our total net sales occurred in the Company’s second and third fiscal quarters. Substantially all of Garden Products’ operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We believe there has been no material change in our exposure to market risk from that discussed in our fiscal 2005 Annual Report filed on Form 10-K.

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

For information on our material legal proceedings, you should read Note 7 “Contingencies” to the unaudited condensed consolidated financial statements in Part I – Item 1 of this report.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K in response to Item AA. to Part I of Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth in the table below, we did not repurchase any of our equity securities during the quarter ended December 24, 2005.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 25 – October 29, 2005	—	$—	—	—
October 30 – November 26, 2005	—	—	—	—
November 27 – December 24, 2005	—	—	—	$100,000,000

Total	—	—	—	$100,000,000

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

10.9*	Form of Agreement to Protect Confidential Information, Intellectual Property and Business Relationships (Incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed October 14, 2005).

10.10*	Form of Post-Termination Consulting Agreement (Incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K filed October 14, 2005).

10.11*	Employment Agreement between Central Garden & Pet Company and Bradley P. Johnson, dated September 30, 2005 (Incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed October 17, 2005).

10.12*	Deferred Compensation Plan of the Company dated as of December 14, 2005 (Incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed December 20, 2005).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: February 2, 2006

/s/ GLENN W. NOVOTNY
Glenn W. Novotny
President and Chief Executive Officer

/s/ STUART W. BOOTH
Stuart W. Booth
Executive Vice President and Chief Financial Officer