Form 10-Q
period 2006-03-25
CENTRAL GARDEN & PET CO
filed 2006-05-04
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2006

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 16, 2006	21,711,324
Class B Stock Outstanding as of April 16, 2006	1,652,262

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

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 24, 2005	March 25, 2006
ASSETS
Current assets:
Cash and equivalents	$28,792	$19,147
Accounts receivable (less allowance for doubtful accounts of $11,712 and $12,834)	184,896	289,096
Inventories	270,736	364,504
Prepaid expenses and other	25,853	34,184

Total current assets	510,277	706,931
Land, buildings, improvements and equipment—net	110,595	130,311
Goodwill	364,847	369,209
Deferred income taxes and other assets	70,630	378,625

Total	$1,056,349	$1,585,076

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,455	$139,051
Accrued expenses	68,152	79,399
Current portion of long-term debt	2,210	3,022

Total current liabilities	166,817	221,472
Long-term debt	320,854	652,790
Other long-term obligations	18,500	19,812
Convertible redeemable preferred stock	3,000	3,000
Shareholders’ equity:
Class B stock, $.01 par value: 1,654,462 and 1,652,262 shares outstanding at September 24, 2005 and March 25, 2006	16	16
Common stock, $.01 par value: 33,419,556 shares issued and 19,659,691 and 21,702,674 shares outstanding at September 24, 2005 and March 25, 2006	334	217
Additional paid-in capital	577,073	540,375
Retained earnings	119,497	148,282
Deferred compensation	(4,377)	—
Treasury stock	(145,581)	—
Accumulated other comprehensive income (loss)	216	(888)

Total shareholders’ equity	547,178	688,002

Total	$1,056,349	$1,585,076

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 26, 2005	March 25, 2006	March 26, 2005	March 25, 2006
Net sales	$378,854	$401,332	$644,430	$694,063
Cost of goods sold and occupancy	251,980	264,580	431,515	465,313

Gross profit	126,874	136,752	212,915	228,750
Selling, general and administrative expenses	87,198	91,018	163,723	173,241

Income from operations	39,676	45,734	49,192	55,509
Interest expense	(5,610)	(10,227)	(10,908)	(16,571)
Interest income	107	602	210	1,287
Other income	1,974	1,803	1,654	1,852

Income before income taxes	36,147	37,912	40,148	42,077
Income taxes	13,775	11,687	15,260	13,292

Net income	$22,372	$26,225	$24,888	$28,785

Income per common share:
Basic	$1.08	$1.21	$1.20	$1.34

Diluted	$1.04	$1.17	$1.16	$1.30

Weighted average shares used in the computation of income per common share:
Basic	20,760	21,694	20,658	21,425
Diluted	21,515	22,415	21,391	22,096

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 26, 2005	March 25, 2006
Cash flows from operating activities:
Net income	$24,888	$28,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,075	11,177
Stock based compensation	402	2,456
Deferred income taxes	—	(689)
Change in assets and liabilities (excluding businesses acquired):
Receivables	(52,769)	(73,249)
Inventories	(66,523)	(61,746)
Prepaid expenses and other assets	(5,978)	(6,335)
Accounts payable	31,265	26,427
Accrued expenses	21,675	7,240
Other long-term obligations	469	1,312

Net cash used in operating activities	(37,496)	(64,622)

Cash flows from investing activities:
Additions to land, buildings, improvements and equipment	(9,940)	(18,208)
Businesses acquired, net of cash acquired	(21,347)	(348,756)
Escrow account deposit	—	(15,500)
Restricted investments	(259)	—

Net cash used in investing activities	(31,546)	(382,464)

Cash flows from financing activities:
Borrowings on revolving line of credit	175,000	570,678
Repayments of revolving line of credit	(185,000)	(365,000)
Proceeds from issuance of long-term debt	75,000	600,000
Repayments of long-term debt	(525)	(472,637)
Proceeds from issuance of common stock	3,348	108,306
Excess tax benefits from stock based awards	—	2,381
Deferred financing costs	—	(6,212)
Treasury stock repurchases	(528)	—

Net cash provided by financing activities	67,295	437,516

Effect of exchange rate changes on cash and equivalents	227	(75)

Net decrease in cash and equivalents	(1,520)	(9,645)
Cash and equivalents at beginning of period	12,221	28,792

Cash and equivalents at end of period	$10,701	$19,147

Supplemental information:
Cash paid for interest	$10,423	$14,680

Cash paid for income taxes—net	$267	$1,829

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended March 25, 2006

(unaudited)

1.	Basis of Presentation

The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of March 25, 2006, the condensed consolidated statements of operations for the three and six months ended March 26, 2005 and March 25, 2006 and the condensed consolidated statements of cash flows for the six months ended March 26, 2005 and March 25, 2006 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

For the Company’s foreign business in the UK, the local currency is the functional currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the period. Comprehensive income was $27.7 million for the six month period ended March 25, 2006 and includes net earnings of $28.8 million and foreign currency translation adjustments of $1.1 million that are excluded from net earnings but reported in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Deferred taxes are not provided on translation gains and losses, because the Company expects earnings of its foreign subsidiary to be permanently reinvested. Transaction gains and losses are included in results of operations.

Due to the seasonal nature of the Company’s garden business, the results of operations for the three and six month periods ended March 25, 2006 and March 26, 2005 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2005 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission.

2.	Stock Based Compensation

The Company has various non-qualified stock-based compensation programs, which provide for stock option grants and restricted stock awards. The grant date fair value of restricted stock awards is amortized over the vesting period. Stock options may be granted to officers, key employees and directors. Stock options granted are generally exercisable with a 30 month cliff vesting and 42 month expiration, but are also granted with vesting increments of 20% per year beginning three years from the date of grant and expiring 8 years from the date of grant. Prior to fiscal 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation.

Beginning in fiscal 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” and elected to adopt the standard using the modified prospective transition method. Under this transition method, compensation cost associated with stock options recognized in fiscal 2006 includes: (1) amortization related to the remaining unvested portion of all share based payments granted prior to, but not vested as of September 24, 2005, based on the grant date fair value estimated in accordance with the original pro forma footnote disclosure provisions of FASB Statement No. 123 and (2) amortization related to all share based payments granted subsequent to September 24, 2005, based on the grant date fair value estimated in accordance with the provisions of FASB Statement No. 123 (R). Accordingly, stock compensation award expense is recognized over the requisite service period using the straight-line attribution method. Previously reported amounts have not been restated.

The Company recognized share based compensation expense of $1.4 million and $2.5 million for the three and six month periods ended March 25, 2006, respectively, as a component of selling, general and administrative expenses. Stock compensation cost in the second quarter of fiscal 2006 consisted of $1.1 million for stock options and $0.3 million for restricted stock awards.

Had compensation expense for the Company’s various stock option plans been determined based upon the projected fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, the Company’s pro-forma net earnings, basic and diluted earnings per common share for the three and six month periods ended March 26, 2005 would have been as follows:

	Three Months Ended March 26, 2005	Six Months Ended March 26, 2005
	(in thousands)	(in thousands)
Net income, as reported	$22,372	$24,888
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	(481)	(835)

Pro forma net income	$21,891	$24,053

Net income per common equivalent share:
Basic – as reported	$1.08	$1.20
Basic – pro forma	$1.05	$1.16
Diluted – as reported	$1.04	$1.16
Diluted – pro forma	$1.02	$1.12

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

Six Months Ended March 25, 2006
Stock plans:
Average expected life in years	3 or 6 years
Expected volatility	29%
Risk-free interest rate	4.3%

The following table summarizes option activity for the six months ended March 25, 2006:

	Number of shares (in thousands)	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 24, 2005	1,640	$27.01
Granted	560	45.65
Exercised	(208)	19.13
Cancelled or expired	(40)	37.96

Outstanding at March 25, 2006	1,952	32.92	3.4	$64,262

Exercisable at March 25, 2006	120	$23.15	0.6	$2,788

The weighted average fair value of options granted during the six months ended March 25, 2006 and March 26, 2005 was $13.62 and $8.54, respectively. The total intrinsic value of options exercised during the six months ended March 25, 2006 and March 26, 2005 was $6.2 million and $13.9 million, respectively.

As of March 25, 2006, there was $8.0 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 2.4 years.

Restricted Stock Awards: As of March 25, 2006, there were 0.3 million shares of restricted stock awards outstanding. The awards generally vest in 20% or 25% increments over a seven year period of employment after the grant date.

Restricted stock award activity during the six months ended March 25, 2006 is summarized as follows:

Number of shares (in thousands)
Outstanding at September 24, 2005	141
Granted	129
Exercised	(1)
Cancelled or expired	(13)

Outstanding at March 25, 2006	256

The weighted average grant-date fair value of restricted stock awards granted during the first six months of fiscal 2006 and fiscal 2005 was $47.81 and $36.74, respectively.

As of March 25, 2006, there was $9.2 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 3.8 years.

3.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations:

	Three Months Ended March 25, 2006			Six Months Ended March 25, 2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income	$26,225	21,694	$1.21	$28,785	21,425	$1.34
Effect of dilutive securities:
Options to purchase common stock		420	(.03)		390	(.03)
Restricted shares		215	(.01)		195	(.01)
Convertible preferred stock		86			86
Diluted EPS:

Net income attributable to common shareholders	$26,225	22,415	$1.17	$28,785	22,096	$1.30

	Three Months Ended March 26, 2005			Six Months Ended March 26, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income	$22,372	20,760	$1.08	$24,888	20,658	$1.20
Effect of dilutive securities:
Options to purchase common stock		566	(.03)		562	(.03)
Restricted shares		103	(.01)		85	(.01)
Convertible preferred stock		86			86
Diluted EPS:

Net income attributable to common shareholders	$22,372	21,515	$1.04	$24,888	21,391	$1.16

Options to purchase 1,952,103 shares of common stock at prices ranging from $12.80 to $53.71 per share were outstanding at March 25, 2006 and options to purchase 1,996,946 shares of common stock at prices ranging from $7.54 to $45.45 per share were outstanding at March 26, 2005. For the three month periods ended March 25, 2006 and March 26, 2005, options to purchase 14,500 and 22,480 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the six month periods ended March 25, 2006 and March 26, 2005, options to purchase 52,584 and 23,480 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Shares of common stock from the assumed conversion of the Company’s convertible preferred stock, issued in February 2004, were also included in the computation of diluted EPS for the three and six month periods ended March 25, 2006 and March 26, 2005.

4.	Other Assets

Other Assets include unallocated business acquisition costs of approximately $300 million because the Company has not yet finalized its allocation of the purchase price to the fair value of assets acquired for these acquisitions, and $16 million of cash deposited into an escrow account in connection with one acquisition (see Note 7 “Acquisitions”).

5.	Long-Term Debt

On February 28, 2006, the Company arranged $650 million in senior secured credit facilities to finance the acquisition of Farnam Companies, Inc. and to refinance the existing $125 million revolving credit facility maturing in May 2008 and the existing $175 million term loan maturing in May 2009. The new credit facilities consist of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from 0% to 0.25% or LIBOR plus a margin which fluctuates from 0.75% to 1.375%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. Interest on the term loan is based on a rate equal to LIBOR + 1.50% or the prime rate plus 0.50%, at the Company’s option. The term loan is payable in quarterly installments of $750,000 with the balance payable in September 2012. This facility is secured by substantially all of the Company’s assets, contains certain financial covenants which require the Company to maintain minimum levels of interest coverage and maximum levels of total debt to EBITDA, and which restrict the Company’s ability to repurchase the Company’s stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the facility.

6.	Shareholders’ Equity

In March, 2006, the Company issued 1,975,000 shares of common stock at an offering price per share of $53.50. The offering raised approximately $105 million in net proceeds.

Effective December 14, 2005, the Company retired all of its treasury stock, which consisted of 13,759,865 common shares. Upon retirement, the excess of the aggregate treasury stock purchase price over par value was allocated to additional paid-in capital.

7.	Acquisitions

In March 2006, the Company increased its equity interest in Tech Pac, L.L.C. from 20% to 80%. The Company paid approximately $21 million in cash and deposited approximately $16 million in cash in an escrow account for possible contingent performance based payments over the next five years (both amounts are included in Other Assets). The Company previously acquired its 20% interest in Tech Pac upon its acquisition of Gulfstream Home & Garden, Inc. which held a 20% interest in Tech Pac at the time of the acquisition in February 2005. Tech Pac is a leading supplier of insect control branded products in the lawn and garden market place. Tech Pac’s leading brands include Sevin®, a broad-based insecticide, Over’nOut!® for fire ant control and RooTone a leading root stimulant for the gardening enthusiast. The Company has not yet finalized its allocation of the purchase price to the fair value of assets acquired. The financial statements have not been fully consolidated with the Company as of March 25, 2006, and our results of operations reflect only our 20% share in Tech Pac’s operating results. Certain purchase accounting entries yet to be finalized will impact operating results included in our consolidated results in the future.

In February 2006, the Company acquired Farnam Companies, Inc., for approximately $287 million in cash, plus $4 million in cash for the purchase of related real property. Farnam is a leading manufacturer and marketer of innovative health care products primarily for horses, household pets and livestock sold through over-the-counter and veterinary channels. In addition to the internationally recognized Farnam umbrella brand, Farnam’s portfolio of industry leading brands includes Equicare®, ComboCare™, IverCare™, and Repel-X® for horses; D-Worm™, BioSpot® and Scratchex® for household pets; and Adams™ and Bite Free™ insect controls for home and yard care. In its fiscal year ending November 30, 2005, Farnam had net sales of approximately $160 million. The purchase price exceeded the fair value of the net tangible assets acquired by approximately $230 million, which is presently included in Other Assets in our condensed consolidated balance sheet since the Company has not yet finalized its allocation of the purchase price to the fair value of intangible assets acquired. The consolidated financial statements include the results of Farnam from the date of acquisition. The final allocation of the purchase price to intangible assets may result in an adjustment of operating results recognized to date.

In February 2006, the Company acquired the assets of Breeder’s Choice Pet Foods Inc., for approximately $25 million in cash. Breeder’s Choice is a leading branded marketer and manufacturer of premium all natural, healthy dog and cat food sold exclusively in the pet specialty channel under the brands AvoDerm®, Pinnacle®, Active Care® and Advanced Pet Diets®. The Company has not yet finalized its allocation of the purchase price to the fair value of assets acquired. The operating results of Breeder’s Choice have not been included in the consolidated financial statements, and the purchase price paid is included in Other Assets.

In December 2005, the Company acquired certain intellectual property assets from Shirlo, Inc. for approximately $10 million in cash. The assets acquired from Shirlo, Inc. include the company’s exclusive marketing rights to etofenprox, an insect adulticide approved for on-animal use. The acquired assets were combined with Wellmark International, a wholly owned subsidiary of Central. The purchase price exceeded the fair value of net assets acquired by approximately $1.4 million, which was recorded as goodwill.

8.	Segment Information

Management has determined that the reportable segments of the Company are Garden Products and Pet Products, based on the level at which the chief operating decision making group reviews the results of operations to make decisions regarding performance assessment and resource allocation.

	Three Months Ended		Six Months Ended
	March 26, 2005	March 25, 2006	March 26, 2005	March 25, 2006
	(in thousands)
Net sales:
Garden Products	$220,447	$214,112	$329,264	$339,696
Pet Products	158,407	187,220	315,166	354,367

Total net sales	$378,854	$401,332	$644,430	$694,063

Income from operations:
Garden Products	$24,223	$26,353	$23,412	$25,843
Pet Products	23,587	25,069	41,684	43,620
Corporate	(8,134)	(5,688)	(15,904)	(13,954)

Total income from operations	39,676	45,734	49,192	55,509

Interest expense—net	(5,503)	(9,625)	(10,698)	(15,284)
Other income	1,974	1,803	1,654	1,852
Income taxes	(13,775)	(11,687)	(15,260)	(13,292)

Net income	$22,372	$26,225	$24,888	$28,785

Depreciation and amortization:
Garden Products	$1,450	$1,526	$2,907	$3,068
Pet Products	2,962	4,132	5,750	7,464
Corporate	184	334	418	645

Total depreciation and amortization	$4,596	$5,992	$9,075	$11,177

	September 24, 2005	March 25, 2006
	(in thousands)
Assets:
Garden Products	$330,884	$454,853
Pet Products	273,481	388,210
Corporate	451,984	742,013

Total assets	$1,056,349	$1,585,076

Goodwill (included in corporate assets):
Garden Products	$169,456	$169,525
Pet Products	195,391	199,684

Total goodwill	$364,847	$369,209

Corporate assets at March 25, 2006, include unallocated purchase consideration related to the Company’s acquisitions of approximately $300 million.

9.	Contingencies

TFH Litigation. On March 24, 2006, the trial court entered a final judgment in the TFH litigation (described below) awarding Central $26,584,538. The Court required Herbert and Evelyn Axelrod to maintain a deposit of $41,000,000 with the court as security for the judgment pending an appeal.

In December 1997, Central acquired all of the stock of TFH Publications, Inc. (“TFH”) from Herbert and Evelyn Axelrod (the “Axelrods”). In connection with the transaction, Central made a $10 million loan to the Axelrods which was evidenced by a Promissory Note. In September 1998, the Axelrods brought suit against Central and certain executives of Central for damages and relief from their obligations under the Promissory Note. Central counterclaimed against the Axelrods for enforcement of the Promissory Note, damages and other relief, alleging, among other things, fraud and breaches of warranties. These actions, Herbert R. Axelrod and Evelyn Axelrod v. Central Garden & Pet Company; Glen S. Axelrod; Gary Hersch; William E. Brown; Robert B. Jones; Glenn Novotny; and Neill Hines, Docket No. MON-L-5100-99, and TFH Publications, Inc. v. Herbert Axelrod et al., Docket No. L-2127-99 (consolidated cases), are in the New Jersey Superior Court.

On September 1, 2005, a civil jury returned its verdict in the TFH litigation following a five-month trial. The jury returned an overall verdict in favor of Central. With regard to Central’s claims against the Axelrods, the jury awarded Central $20,340,000. The jury rejected most of the Axelrods’ claims against Central. The jury did find that Central had breached Consulting Agreements with the Axelrods and awarded the Axelrods $3.7 million in damages. The Axelrods also maintained that, as a result of an arbitration determination made before trial concerning a claimed purchase price adjustment, they were entitled to an additional approximately $2.6 million.

Following trial, the trial court decided various motions directed at issues of prejudgment interest, Central’s claim for attorneys fees and expenses, and the posting of appropriate security during the appeal. As a result of these motions and the jury’s prior verdict, the court entered judgment on March 24, 2006, awarding Central $26,584,538 comprised of $22,604,969 in damages and prejudgment interest (inclusive of all offsets due the Axelrods) and $3,979,569 in fees and expenses. The Axelrods were required to deposit $41,000,000 with the court, which has been done, pending appeal. Both the Axelrods and Central have the right to appeal the judgment.

Phoenix Fire. On August 2, 2000, a fire destroyed Central’s leased warehouse space in Phoenix, Arizona, and an adjoining warehouse space leased by a third party. At the time of the fire, Central maintained property insurance covering losses to the leased premises, Central’s inventory and equipment, and loss of business income. Central also maintained liability insurance providing $52 million of coverage (with no deductible), plus additional coverage for any amount of pre-judgment interest that Central might be obligated to pay.

On July 31, 2001, the adjoining warehouse tenant, Cardinal Health, and its insurers (the “Cardinal Plaintiffs”), filed a lawsuit against Central and other parties in the Superior Court of Arizona, Maricopa County. The Cardinal Plaintiffs sought to recover from Central, Arch Chemical Company (“Arch”) and others approximately $60 million in compensatory damages, plus pre-judgment interest and punitive damages. See Cardinal Health Inc., et al. v. Central Garden & Pet Company, et al., Civil Case No. CV2001-013152. On January 25, 2006, Central and its insurers, along with Arch and its insurers, entered into a Stipulation for Settlement with the Cardinal Plaintiffs. On March 10, 2006, the parties executed the final settlement documentation. The terms of the settlement are confidential, and the amounts which Central and Arch will each be required to contribute to the settlement will be determined in a subsequent arbitration proceeding. Central’s ultimate payment obligation towards the settlement with the Cardinal Plaintiffs will be paid entirely by Central’s insurers.

Local residents also filed a purported class action lawsuit alleging claims for bodily injury and property damage as a result of the fire. The residents’ lawsuit has now been settled as to all parties, and has received Court approval. As part of the settlement, Central’s liability insurers paid $7,825,000 on behalf of Central in May 2004.

The warehouse owner, B&L, and its insurer (the “B&L Plaintiffs”), as well as several nearby businesses, also filed lawsuits for property damage and business interruption, which were coordinated with the Cardinal Plaintiffs’ lawsuit. The lawsuits by nearby businesses have been dismissed, or settled with payments from Central’s insurers. The remaining lawsuit by the B&L Plaintiffs is pending in the Superior Court of Arizona, Maricopa County. The B&L Plaintiffs currently are claiming damages of approximately $10 million. There are various factual and legal issues regarding the liability, if any, of Central, the amount of recoverable damages, and the extent of Central’s available insurance coverage, all of which will depend on the outcome of complex litigation.

10.	Consolidating Condensed Financial Information of Guarantor Subsidiaries

Certain wholly owned subsidiaries of the Company (as listed below, collectively the “Guarantor Subsidiaries”) have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest under the Company’s $150,000,000 9-1/8% Senior Subordinated Notes (the “Notes”) issued on January 30, 2003 and under the Bank Credit Agreement dated February 28, 2006. Certain subsidiaries and operating divisions are not guarantors of the Notes and have been included in the Parent financial results below. Those subsidiaries that are guarantors of the Notes are as follows:

Farnam Companies, Inc.

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended March 25, 2006 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$122,061	$312,837	$(33,566)	$401,332
Cost of products sold and occupancy	84,738	213,408	(33,566)	264,580

Gross profit	37,323	99,429	—	136,752
Selling, general and administrative expenses	30,511	60,507	—	91,018

Income (loss) from operations	6,812	38,922	—	45,734
Interest – net	(9,661)	36	—	(9,625)
Other income	987	816	—	1,803

Income (loss) before income taxes	(1,862)	39,774	—	37,912
Income taxes	574	(12,265)	4	(11,687)

Net income (loss)	(1,288)	27,509	4	26,225
Equity in undistributed income of guarantor subsidiaries	27,513	—	(27,513)	—

Net income (loss)	26,225	27,509	(27,509)	26,225

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended March 26, 2005 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$153,813	$281,512	$(56,471)	$378,854
Cost of products sold and occupancy	115,627	192,824	(56,471)	251,980

Gross profit	38,186	88,688	—	126,874
Selling, general and administrative expenses	31,613	55,585	—	87,198

Income from operations	6,573	33,103	—	39,676
Interest – net	(5,555)	52	—	(5,503)
Other income	992	982	—	1,974

Income before income taxes	2,010	34,137	—	36,147
Income taxes	(772)	(12,988)	(15)	(13,775)

Net income (loss)	1,238	21,149	(15)	22,372
Equity in undistributed income of guarantor subsidiaries	21,134	—	(21,134)	—

Net income (loss)	$22,372	$21,149	$(21,149)	$22,372

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Six Months Ended March 25, 2006 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$220,197	$527,254	$(53,388)	$694,063
Cost of products sold and occupancy	155,463	363,238	(53,388)	465,313

Gross profit	64,734	164,016	—	228,750
Selling, general and administrative expenses	58,963	114,278	—	173,241

Income from operations	5,771	49,738	—	55,509
Interest – net	(15,401)	117	—	(15,284)
Other income	734	1,118	—	1,852

Income (loss) before income taxes	(8,896)	50,973	—	42,077
Income taxes	3,282	(16,583)	9	(13,292)

Net income (loss)	(5,614)	34,390	9	28,785
Equity in undistributed income of guarantor subsidiaries	34,399	—	(34,399)	—

Net income (loss)	$28,785	$34,390	$(34,390)	$28,785

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Six Months Ended March 26, 2005 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$246,076	$473,098	$(74,744)	$644,430
Cost of products sold and occupancy	181,524	324,735	(74,744)	431,515

Gross profit	64,552	148,363	—	212,915
Selling, general and administrative expenses	57,411	106,312	—	163,723

Income from operations	7,141	42,051	—	49,192
Interest – net	(10,864)	166	—	(10,698)
Other income	587	1,067	—	1,654

Income (loss) before income taxes	(3,136)	43,284	—	40,148
Income taxes	1,194	(16,439)	(15)	(15,260)

Net income (loss)	(1,942)	26,845	(15)	24,888
Equity in undistributed income of guarantor subsidiaries	26,840	—	(26,840)	—

Net income (loss)	$24,898	$26,845	$(26,855)	$24,888

	CONSOLIDATING CONDENSED BALANCE SHEET March 25, 2006 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$15,297	$3,850	$—	$19,147
Accounts receivable	71,407	237,377	(19,688)	289,096
Inventories	95,386	269,118	—	364,504
Prepaid expenses and other	17,370	16,814	—	34,184

Total current assets	199,460	527,159	(19,688)	706,931
Land, buildings, improvements and equipment, net	18,760	111,551	—	130,311
Goodwill	369,209	—	—	369,209
Investment in guarantor subsidiaries	789,973	—	(789,973)	—
Deferred income taxes and other assets	82,758	299,312	(3,445)	378,625

Total	$1,460,160	$938,022	$(813,106)	$1,585,076

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$74,738	$84,001	$(19,688)	$139,051
Accrued expenses and other current liabilities	39,095	43,326	—	82,421

Total current liabilities	113,833	127,327	(19,688)	221,472
Long-term debt	652,678	112	—	652,790
Other long-term obligations	2,647	20,610	(3,445)	19,812
Convertible redeemable preferred stock	3,000	—	—	3,000
Shareholders’ equity	688,002	789,973	(789,973)	688,002

Total	$1,460,160	$938,022	$(813,106)	$1,585,076

	CONSOLIDATING CONDENSED BALANCE SHEET September 24, 2005 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$22,732	$6,060	$—	$28,792
Accounts receivable	50,804	147,517	(13,425)	184,896
Inventories	71,871	198,865	—	270,736
Prepaid expenses and other	12,903	12,950	—	25,853

Total current assets	158,310	365,392	(13,425)	510,277
Land, buildings, improvements and equipment, net	11,154	99,441	—	110,595
Goodwill	364,847	—	—	364,847
Investment in guarantor subsidiaries	371,249	—	(371,249)	—
Deferred income taxes and other assets	38,338	35,737	(3,445)	70,630

Total	$943,898	$500,570	$(388,119)	$1,056,349

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$43,383	$66,497	$(13,425)	$96,455
Accrued expenses and other current liabilities	28,402	41,960	—	70,362

Total current liabilities	71,785	108,457	(13,425)	166,817
Long-term debt	320,731	123	—	320,854
Other long-term obligations	1,204	20,741	(3,445)	18,500
Convertible redeemable preferred stock	3,000	—	—	3,000
Shareholders’ equity	547,178	371,249	(371,249)	547,178

Total	$943,898	$500,570	$(388,119)	$1,056,349

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Six Months Ended March 25, 2006 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$283,508	$(313,740)	$(34,390)	$(64,622)

Expenditures for land, buildings, improvements and equipment	(9,610)	(8,598)	—	(18,208)
Assets acquired	(299,032)	(65,224)	—	(364,256)
Investment in guarantor subsidiaries	(419,828)	385,438	34,390	—

Net cash provided (used) by investing activities	(728,470)	311,616	34,390	(382,464)

Repayments on revolving line of credit	(365,000)	—	—	(365,000)
Borrowings on revolving line of credit	570,678	—	—	570,678
Payments on long-term debt	(472,626)	(11)	—	(472,637)
Proceeds from issuance of long-term debt	600,000	—	—	600,000
Proceeds from issuance of stock	108,306	—	—	108,306
Tax benefits on options exercised	2,381	—	—	2,381
Deferred financing costs	(6,212)	—	—	(6,212)

Net cash provided (used) by financing activities	437,527	(11)	—	437,516

Effect of exchange rate changes on cash	—	(75)	—	(75)
Net increase (decrease) in cash and equivalents	(7,435)	(2,210)	—	(9,645)
Cash and equivalents at beginning of period	22,732	6,060	—	28,792

Cash and equivalents at end of period	$15,297	$3,850	$—	$19,147

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Six Months Ended March 26, 2005 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$40,346	$(50,987)	$(26,855)	$(37,496)

Expenditures for land, buildings, improvements and equipment	(2,387)	(7,553)	—	(9,940)
Businesses acquired	(21,347)	—	—	(21,347)
Investments	(259)	—	—	(259)
Investment in guarantor subsidiaries	(83,618)	56,763	26,855	—

Net cash provided (used) by investing activities	(107,611)	49,210	26,855	(31,546)

Repayments under lines of credit, net	(10,000)	—	—	(10,000)
Payments on long-term debt	(500)	(25)	—	(525)
Proceeds from issuance of long-term debt	75,000	—	—	75,000
Proceeds from issuance of stock	3,348	—	—	3,348
Payments to reacquire stock	(528)	—	—	(528)

Net cash provided (used) by financing activities	67,320	(25)	—	67,295

Effect of exchange rate changes on cash	—	227	—	227
Net increase (decrease) in cash and equivalents	55	(1,575)	—	(1,520)
Cash and equivalents at beginning of period	5,028	7,193	—	12,221

Cash and equivalents at end of period	$5,083	$5,618	$—	$10,701

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our pet supplies products include: products for dogs and cats, including bones, premium healthy edible and non-edible chews, premium dog and cat food, leashes, collars, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps and filters and water conditioners and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under a number of brand names including All-Glass Aquarium, Oceanic, Energy Savers Unlimited, Kent Marine, Interpet, TFH, Nylabone, Four Paws, Pet Select, Kaytee, Super Pet, Zodiac, Pre Strike, Altosid, Breeder’s Choice and Farnam.

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

Background

We have transitioned our company to a leading marketer and producer of branded products from a traditional pet and lawn and garden supplies distributor. We made this transition because we recognized the opportunity to build a portfolio of leading brands and improve profitability by capitalizing on our knowledge of the pet and lawn and garden supplies sectors, our strong relationships with retailers, and our nationwide sales and logistics network. Our goal was to diversify our business and improve operating margins by establishing a portfolio of leading brands. Since 1997, we have acquired numerous branded product companies and product lines, including Wellmark and Four Paws in fiscal 1997; Kaytee Products, TFH and Pennington Seed in fiscal 1998; Norcal Pottery in fiscal 1999; AMDRO and All-Glass Aquarium in fiscal 2000; Lilly Miller in fiscal 2001; Alaska Fish Fertilizer in fiscal 2002; Kent Marine, New England Pottery, Interpet, certain assets of KRB Seed Company, (dba Budd Seed), and Energy Savers Unlimited in fiscal 2004; Pets International and Gulfstream Home & Garden in fiscal 2005; and Farnam Companies, Inc. and Breeder’s Choice Pet Food Inc in fiscal 2006.

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

Recent Developments

On March 8, 2006, we issued 1,975,000 shares of common stock at an offering price per share of $53.50, approximately $104 million in net proceeds.

In March 2006, the Company increased its equity interest in Tech Pac, L.L.C. from 20% to 80%. The Company paid approximately $21 million in cash and deposited approximately $16 million in cash in an escrow account for possible contingent performance based payments over the next five years (both amounts are included in Other Assets). The Company previously acquired its 20% interest in Tech Pac upon its acquisition of Gulfstream Home & Garden, Inc. which held a 20% interest in Tech Pac in February 2005. Tech Pac is a leading supplier of insect control branded products in the lawn and garden market place. Tech Pac’s leading brands include Sevin®, a broad-based insecticide, Over’nOut!® for fire ant control and RooTone a leading root stimulant for the gardening enthusiast. The Company has not yet finalized its allocation of the purchase price to the fair value of assets acquired. The results of Tech Pac have not been included in the consolidated financial statements.

On February 28, 2006, we arranged $650 million in senior secured credit facilities to finance the acquisition of Farnam Companies, Inc. and to replace our existing $125 million revolving credit facility maturing in May 2008 and our existing $175 million term loan maturing in May 2009. The new credit facilities consist of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from 0% to 0.25% or LIBOR plus a margin which fluctuates from 0.75% to 1.375%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. Interest on the term loan is based on a rate equal to LIBOR + 1.50% or the prime rate plus 0.50%, at our option. The term loan is payable in quarterly installments of $750,000 with the balance payable in September 2012. This facility is secured by essentially all of our assets, contains certain financial covenants requiring maintenance of minimum levels of interest coverage and maximum levels of total debt to EBITDA, and restricts our ability to repurchase our stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the facility.

In February 2006, the Company acquired Farnam Companies, Inc., for approximately $287 million in cash, plus $4 million for the purchase of related real property. Farnam is a leading manufacturer and marketer of innovative health care products primarily for horses, household pets and livestock sold through over-the-counter and veterinary channels. In addition to the internationally recognized Farnam umbrella brand, Farnam’s portfolio of industry leading brands includes Equicare®, ComboCare™, IverCare™, and Repel-X® for horses; D-Worm™, BioSpot® and Scratchex® for household pets; and Adams™ and Bite Free™ insect controls for home and yard care. In its fiscal year ending November 30, 2005, Farnam generated net sales of approximately $160 million. The purchase price exceeded the fair value of the net tangible assets acquired by approximately $230 million, which is presently classified within Other Assets. The Company has not yet finalized its allocation of the purchase price to the fair value of intangible assets acquired. The consolidated financial statements include the results of Farnam from the date of acquisition. The final allocation of the purchase price to intangible assets could result in a decrease in operating results recognized to date.

In February 2006, the Company acquired the assets of Breeder’s Choice Pet Foods Inc., for approximately $25 million in cash. Breeder’s Choice is a leading branded marketer and manufacturer of premium all natural, healthy dog and cat food sold exclusively in the pet specialty channel under the brands AvoDerm®, Pinnacle®, Active Care® and, Advanced Pet Diets®. The Company has not yet finalized its allocation of the purchase price to the fair value of assets acquired. The results of Breeder’s Choice have not been included in the consolidated financial statements, and the purchase price paid is included in Other Assets.

In December 2005, we acquired certain intellectual property assets from Shirlo, Inc. for approximately $10 million in cash. The assets acquired from Shirlo, Inc. include the company’s exclusive marketing rights to etofenprox, an insect adulticide approved for on-animal use. The acquired assets were combined with Wellmark International, a wholly owned subsidiary of the Company. The purchase price exceeded the fair value of net assets acquired by approximately $1.4 million, which was recorded as goodwill.

New Accounting Pronouncements

Accounting for Stock-Based Compensation

Through 2005, we accounted for our stock plans using the intrinsic value method. Effective the beginning of fiscal 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” and elected the modified prospective application method upon adoption. SFAS No. 123(R) requires us to use a fair-value based method in determining stock-based compensation. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and expensed over the employees’ requisite service period. Total compensation cost for our share based compensation plans in the first six months of 2006 was $2.5 million.

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

Results of Operations

Three Months Ended March 25, 2006

Compared with Three Months Ended March 26, 2005

Net sales for the three months ended March 25, 2006 increased $22.5 million, or 5.9%, to $401.3 million from $378.9 million for the three months ended March 26, 2005. Pet Products’ net sales increased $28.8 million, or 18.2%, to $187.2 million for the three months ended March 25, 2006 from $158.4 million in the comparable fiscal 2005 period. Garden Products’ net sales decreased $6.3 million, or 2.9%, to $214.1 million for the three months ended March 25, 2006 from $220.4 million in the comparable fiscal 2005 period. Our branded product sales increased $28.0 million and sales of other manufacturers’ products decreased $5.5 million. Our Pet Products’ branded product sales increased $28.5 million due primarily to recent acquisitions. Our Garden Products’ branded product sales decreased $0.5 million due primarily to reduced bird feed sales and the disposition of our soils business partially offset by approximately $4 million in sales from prior year acquisitions.

Gross profit for the three months ended March 25, 2006 increased $9.9 million, or 7.8%, to $136.8 million from $126.9 million for the three months ended March 26, 2005. The gross profit increase was primarily in Pet Products. Gross profit as a percentage of net sales increased from 33.5% for the three months ended March 26, 2005 to 34.1% for the three months ended March 25, 2006 due to an increase in the Garden Products gross profit percentage partially offset by a Pet Products percentage decrease of 120 basis points due primarily to an unfavorable product mix shift.

Selling, general and administrative expenses increased $3.8 million, or 4.4%, from $87.2 million for the three months ended March 26, 2005 to $91.0 million for the three months ended March 25, 2006. The increase was due primarily to increased selling expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 22.7% for the three months ended March 25, 2006, compared to 23.0% in the comparable prior year period.

Selling and delivery expense increased $4.0 million, or 9.0%, from $44.4 million for the three months ended March 26, 2005 to $48.4 million for the three months ended March 25, 2006. The increase was due primarily to the quarter’s increased sales.

Facilities expense remained flat at $3.1 million for the three months ended March 25, 2006 and March 26, 2005.

Warehouse and administrative expense remained relatively flat, decreasing $0.2 million, or 0.5%, from $39.7 million for the three months ended March 26, 2005 to $39.5 million for the three months ended March 25, 2006. The decrease was due primarily to approximately $3 million incurred in the prior year quarter in professional fees, primarily related to legal and litigation expenses and

Sarbanes-Oxley compliance. This reduction in expenses was partially offset by approximately $3 million of expenses incurred in the current quarter of $1.1 million for stock based compensation as a result of adopting SFAS 123(R), and approximately $1.9 million in the Pet Products group related to recent acquisitions.

Net interest expense for the three months ended March 25, 2006 increased $4.1 million, or 74.5%, to $9.6 million from $5.5 million for the three months ended March 26, 2005. Of this increase, $1.6 million represented a write-off of deferred financing fees and expenses associated with the early retirement of our $125 million revolving credit facility and $175 million term loan. The remainder of the increase was due primarily to the higher average debt balance resulting from acquisitions financed through our issuance of $650 million in senior secured credit facilities in the current quarter and slightly higher interest rates on our floating rate debt.

Other income decreased $0.2 million from $2.0 million expense reported for the quarter ended March 26, 2005 to $1.8 million for the quarter ended March 25, 2006. Other income represents income from four equity method investments.

Our effective income tax rate for the quarter ended March 25, 2006 was 30.8% compared with 38.1% for the quarter ended March 26, 2005. The current quarter effective tax rate was lower than in the prior year due principally to the reversal of tax contingency reserves (non-cash) of approximately $2.6 million provided in prior periods. These reserves were reversed based on findings during an Internal Revenue Service examination of our 2003 and 2004 consolidated income tax returns. The reserves related to certain income tax credits taken on prior tax returns.

Six Months Ended March 25, 2006

Compared with Six Months Ended March 26, 2005

Net sales for the six months ended March 25, 2006 increased $49.7 million, or 7.7%, to $694.1 million from $644.4 million for the six months ended March 26, 2005. Pet Products’ net sales increased $39.2 million, or 12.4%, to $354.4 million for the six months ended March 25, 2006 from $315.2 million in the comparable fiscal 2005 period. Garden Products’ net sales increased $10.5 million, or 3.2%, to $339.7 million for the six months ended March 25, 2006 from $329.2 million in the comparable fiscal 2005 period. Our branded product sales increased $51.5 million and sales of other manufacturers’ products decreased $1.8 million. Our Pet Products’ branded product sales increased $38.1 million due primarily to recent acquisitions. Our Garden Products’ branded product sales increased $13.4 million with approximately $4 million in sales from prior year acquisitions partially offset by reduced bird feed sales and the disposition of our soils business.

Gross profit for the six months ended March 25, 2006 increased $15.9 million, or 7.4%, to $228.8 million from $212.9 million for the six months ended March 26, 2005. Pet Products’ gross profit increased $12.7 million, or 10.9% and Garden Products’ gross profit increased $3.2 million, or 3.3%. Gross profit as a percentage of net sales remained flat at 33.0% for the six months ended March 25, 2006 and March 26, 2005. The Garden Products gross profit percentage remained relatively flat while the Pet Products percentage decreased 60 basis points as a result of the unfavorable product mix shift in the most recent fiscal quarter.

Selling, general and administrative expenses increased $9.5 million, or 5.8%, from $163.7 million for the six months ended March 26, 2005 to $173.2 million for the six months ended March 25, 2006. The increase was due primarily to increased selling expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 25.0% for the six months ended March 25, 2006, compared to 25.4% in the comparable prior year period.

Selling and delivery expense increased $7.9 million, or 9.7%, from $81.7 million for the six months ended March 26, 2005 to $89.6 million for the six months ended March 25, 2006. The increase was due primarily to the increased sales as selling and delivery expenses as a percentage of net sales remained relatively consistent at 12.9% in the current year period as compared to 12.7% in the prior year period.

Facilities expense increased $0.8 million to $6.7 million for the six months ended March 25, 2006 from $5.9 million for the six months ended March 26, 2005. The increase was due primarily to facility relocation costs incurred in fiscal quarter one of fiscal 2006 as part of our previously announced restructuring effort within Garden Products.

Warehouse and administrative expense increased $0.8 million, or 1.1%, from $76.1 million for the six months ended March 26, 2005 to $76.9 million for the six months ended March 25, 2006. The increase was due primarily to $2 million for stock based compensation as a result of adopting SFAS 123(R), $2 million related to recent acquisitions in the Pet Products group and $2 million for restructuring charges partially offset by approximately $5 million of reduced expenses incurred in the prior fiscal year for professional fees, primarily related to legal and litigation expenses and Sarbanes-Oxley compliance.

Net interest expense for the six months ended March 25, 2006 increased $4.6 million, or 43.0%, to $15.3 million from $10.7 million for the six months ended March 26, 2005. Of this increase, $1.6 million represented a write-off of deferred financing fees and expenses associated with the early retirement of our and $125 million revolving credit facility and $175 million term loan. The remainder of the increase was due primarily to the higher average debt balance resulting from acquisitions financed through our issuance of $650 million in senior secured credit facilities in the current year and slightly higher interest rates on our floating rate debt, partially offset by increased interest income of $1.1 million.

Other income remained relatively flat, increasing $0.2 million to $1.8 million for the six months ended March 25, 2006 from $1.6 million for the six months ended March 26, 2005. Other income represents income from four equity method investments.

Our effective income tax rate for the six months ended March 25, 2006 was 31.6% compared with 38.0% for the six months ended March 26, 2005. The lower rate reflects the reversal of tax contingency reserves (non cash) of approximately $2.6 million provided in prior periods. The reserves were reversed based on findings during an IRS examinations of our 2003 and 2004 consolidated income tax returns. The reserves related to certain income tax credits taken on prior tax returns.

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

We service two broad markets: pet supplies and lawn and garden supplies. Our pet supplies businesses generally sell products that have a year round selling cycle with very little change quarter to quarter. As a result, it is not necessary to maintain large quantities of inventory to meet peak demands. Additionally, this level sales cycle eliminates the need for manufacturers to give extended credit terms to either distributors or retailers. On the other hand, our lawn and garden businesses are highly seasonal with approximately 63% of Garden Products’ net sales occurring during the second and third fiscal quarters. For many manufacturers of garden products, this seasonality requires them to ship large quantities of their product well ahead of the peak consumer buying periods. To encourage distributors to stock large quantities of inventory, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.

The primary cash flows for the six months ended March 25, 2006 were $382.5 million in cash used in investing activities (primarily for the acquisition of businesses) and $64.6 million of cash used by operating activities partially offset by $437.5 million provided by financing activities. Net cash provided by financing activities increased due to the issuance of $650 million in senior secured facilities and the issuance of 1,975,000 shares of our common stock, the proceeds of which were used to refinance our existing credit facilities and to finance the acquisition of Farnam Companies, Inc.

At March 25, 2006, our total debt outstanding was $655.8 million compared to $368.7 million at March 26, 2005, due to the establishment of larger credit facilities to replace our existing credit facilities during our second fiscal 2006 quarter, the proceeds of which were used to acquire the stock of Farnam Companies, Inc. and finance seasonal working capital needs.

Concurrent with the acquisition of Farnam Companies, Inc., we arranged $650 million in senior secured credit facilities to finance the acquisition and to replace our existing $125 million revolving credit facility maturing in May 2008 and our existing $175 million term loan maturing in May 2009. The new credit facilities consist of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from 0% to 0.25% or LIBOR plus a margin which fluctuates from 0.75% to 1.375%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. Interest on the term loan is based on a rate equal to LIBOR + 1.50% or the prime rate plus 0.50%, at our option. The term loan is payable in quarterly installments of $750,000 with the balance payable in September 2012. This facility is secured by substantially all of our assets, contains certain financial covenants which require us to maintain minimum levels of interest coverage and maximum levels of total debt to EBITDA, and which restrict our ability to repurchase our stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the facility. We were in compliance with all financial covenants as of March 25, 2006. The balance outstanding at March 25, 2006 under the revolving credit facility was $205.7 million, and the remaining available borrowing capacity was $134.1 million, with $10.2 million outstanding under certain letters of credit.

In March 2006, we deposited approximately $16 million into an escrow account in connection with our purchase of an additional 60% equity interest in Tech Pac L.L.C. for possible contingent performance based payments over the next five years.

We believe that cash flows from operating activities, funds available under our credit facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $40 million for the next 12 months. The increased level of expected capital expenditures, compared to our historical rate, is due to our implementation of a scalable enterprise-wide information technology platform to support future growth and to enable us to take advantage of new applications and technologies. We have selected SAP as our software provider and anticipate investing approximately $30 million over the next four years to implement our new information technology strategy. This initiative, when complete, will combine our numerous information systems into one enterprise system to provide a common ERP platform that will enable many of our strategic initiatives and enhance our operating efficiency.

As part of our growth strategy, we have engaged in acquisition discussions with a number of companies in the past, and we anticipate that we will continue to evaluate potential acquisition candidates. If one or more material acquisition opportunities become available in the near future, we may require additional external capital. In addition, such acquisitions would subject us to the general risks associated with acquiring companies, particularly if the acquisitions are relatively large.

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

(a) Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, we believe that the controls and procedures in place are effective to ensure that information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is properly disclosed as required by the Exchange Act and related regulations.

(b) Changes in internal controls. There were no significant changes in our internal controls during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information on our material legal proceedings, you should read Note 9 “Contingencies” to the unaudited condensed consolidated financial statements in Part I – Item 1 of this report.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Form 10-K in response to Item 1A. to Part I of Form 10-K except as follows:

Our acquisition strategy involves a number of risks.

We have completed numerous acquisitions since 1997 and intend to grow through the acquisition of additional companies. We completed six acquisitions in fiscal 2004 and three in fiscal 2005. In addition, in February 2006 we completed the acquisition of Farnam Companies, Inc. for approximately $291 million. Farnam constituted a very significant acquisition for us.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth in the table below, we did not repurchase any of our equity securities during the quarter ended March 25, 2006.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 25, 2005 – October 29, 2005	—	$—	—	—
October 30, 2005 – November 26, 2005	—	—	—	—
November 27, 2005 – December 24, 2005	—	—	—	—
December 25, 2005 – January 28, 2006	—	—	—	—
January 29, 2006 – February 25, 2006	—	—	—	—
February 26, 2006 – March 25, 2006	—	—	—	$100,000,000

Total	—	—	—	$100,000,000

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was held on February 13, 2006.

(b)	The following directors were elected at the meeting:

William E. Brown

Glenn W. Novotny

Brooks M. Pennington III

John B. Balousek

David N. Chichester

Alfred A. Piergallini

Bruce A. Westphal

Set forth below is the tabulation with respect to the election of directors at the meeting:

	For	Against or Withheld
William E. Brown
Common	7,927,729	10,315,292
Class B	16,482,070	0
Glenn W. Novotny
Common	8,623,132	9,619,889
Class B	16,482,070	0
Brooks M. Pennington
Common	8,203,209	10,039,812
Class B	16,482,070	0
John B. Balousek
Common	15,984,409	2,258,612
Class B	16,482,070	0
David Chichester
Common	15,984,309	2,258,712
Class B	16,482,070	0
Alfred A. Piergalliini
Common	17,785,930	457,091
Class B	16,482,070	0
Bruce A. Westphal
Common	15,639,011	2,604,010
Class B	16,482,070	0

(c)	At the meeting, the stockholders of the Company approved the amendment of the Nonemployee Director Equity Incentive Plan to revise the annual grants thereunder to nonemployee directors to be a number of options equal to $140,000 divided by the fair market value of the Company’s Common Stock on the date of each annual meeting of stockholders and a number of shares of restricted stock equal to $15,000 divided by such fair market value.

Set forth below is the tabulation with respect to the matter voted on at the meeting:

	Common	Class B
For	5,094,721	16,341,299
Against	11,913,570	—
Abstain	24,600	—
Broker non-vote	1,210,130	—

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

2.1	Stock Purchase Agreement dated as of January 19, 2006, among Central Garden & Pet Company, the Duff Family Revocable Trust and the Bassham Trust Regarding All of the Outstanding Stock of Farnam Companies, Inc. (Incorporated by reference from Exhibit 2.1 to the Company’s current report on Form 8-K filed January 20, 2006).

2.2	Amendment dated February 28, 2006 to Stock Purchase Agreement dated as of January 19, 2006, among Central Garden & Pet Company, the Duff Family Revocable Trust and the Bassham Trust Regarding All of the Outstanding Stock of Farnam Companies, Inc. (Incorporated by reference from Exhibit 2.2 to the Company’s current report on Form 8-K filed March 2, 2006).

10.1	Credit Agreement dated as of February 28, 2006 among Central Garden & Pet Company, the Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, CIBC World Markets Corp., Suntrust Bank and Union Bank of California, N.A., as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Bookrunners and Joint Lead Arrangers. (Incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed March 2, 2006).

10.2*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of April 10, 2006, between Central Garden & Pet Company and Brooks M. Pennington III (Incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed April 14, 2006).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY Registrant
Dated: May 4, 2006

/s/ GLENN W. NOVOTNY
Glenn W. Novotny
President and Chief Executive Officer

/s/ STUART W. BOOTH
Stuart W. Booth
Executive Vice President and Chief Financial Officer