Form 10-Q
period 2006-06-24
CENTRAL GARDEN & PET CO
filed 2006-08-03
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2006

or

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

Large accelerated filer ☒                      Accelerated filer ☐                      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 21, 2006	21,572,543
Class B Stock Outstanding as of July 21, 2006	1,652,262

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in our Form 10-K for the fiscal year ended September 24, 2005 and Form 10-Q for the fiscal quarter ended March 25, 2006, including the factors described in the section entitled “Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

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

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 24, 2005	June 24, 2006
ASSETS
Current assets:
Cash and equivalents	$28,792	$8,021
Accounts receivable (less allowance for doubtful accounts of $11,712 and $13,028)	184,896	278,591
Inventories	270,736	342,604
Prepaid expenses and other	25,853	36,109

Total current assets	510,277	665,325
Land, buildings, improvements and equipment—net	110,595	139,609
Goodwill	364,847	379,076
Unallocated purchase price	—	287,904
Deferred income taxes and other assets	70,630	71,345

Total	$1,056,349	$1,543,259

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,455	$103,250
Accrued expenses	68,152	97,260
Current portion of long-term debt	2,210	3,022

Total current liabilities	166,817	203,532
Long-term debt	320,854	591,107
Other long-term obligations	18,500	20,254
Convertible redeemable preferred stock	3,000	3,000
Minority interest	—	1,887
Shareholders’ equity:
Class B stock, $.01 par value: 1,654,462 and 1,652,262 shares outstanding at September 24, 2005 and June 24, 2006	16	16
Common stock, $.01 par value: 33,419,556 shares issued and 19,659,691 and 21,774,310 shares outstanding at September 24, 2005 and June 24, 2006	334	218
Additional paid-in capital	577,073	543,691
Retained earnings	119,497	179,012
Deferred compensation	(4,377)	—
Treasury stock	(145,581)	—
Accumulated other comprehensive income	216	542

Total shareholders’ equity	547,178	723,479

Total	$1,056,349	$1,543,259

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 25, 2005	June 24, 2006	June 25, 2005	June 24, 2006
Net sales	$413,193	$506,694	$1,057,623	$1,200,757
Cost of goods sold and occupancy	282,941	334,983	714,456	800,296

Gross profit	130,252	171,711	343,167	400,461
Selling, general and administrative expenses	92,037	111,842	255,760	285,083

Income from operations	38,215	59,869	87,407	115,378
Interest expense	(6,130)	(12,213)	(17,038)	(28,784)
Interest income	127	1,582	337	2,869
Other income	2,939	1,371	4,593	3,223

Income before income taxes and minority interest	35,151	50,609	75,299	92,686
Income taxes	12,968	19,070	28,228	32,362
Minority interest	—	809	—	809

Net income	$22,183	$30,730	$47,071	$59,515

Income per common share:
Basic	$1.06	$1.31	$2.27	$2.70

Diluted	$1.03	$1.28	$2.19	$2.62

Weighted average shares used in the computation of income per common share:
Basic	20,890	23,377	20,735	22,060
Diluted	21,603	24,066	21,454	22,730

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 25, 2005	June 24, 2006
Cash flows from operating activities:
Net income	$47,071	$59,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,161	18,628
Stock based compensation	629	3,928
Minority interest	—	809
Deferred income taxes	—	(1,084)
Change in assets and liabilities (excluding businesses acquired):
Receivables	(15,886)	(47,585)
Inventories	(28,147)	(21,978)
Prepaid expenses and other assets	(6,746)	(18,942)
Accounts payable	(8,988)	(15,328)
Accrued expenses	27,761	22,168
Other long-term obligations	462	1,754

Net cash provided by operating activities	30,317	1,885

Cash flows from investing activities:
Additions to land, buildings, improvements and equipment	(13,425)	(30,716)
Businesses acquired, net of cash acquired	(61,562)	(370,123)
Collection of note related to litigation settlement	—	16,058
Restricted investments	(391)	—

Net cash used in investing activities	(75,378)	(384,781)

Cash flows from financing activities:
Borrowings on revolving line of credit	236,000	826,530
Repayments of revolving line of credit	(271,000)	(697,678)
Proceeds from issuance of long-term debt	75,000	600,000
Repayments of long-term debt	(966)	(472,642)
Proceeds from issuance of common stock	4,140	109,529
Excess tax benefits from stock based awards	—	3,003
Deferred financing costs	—	(6,583)
Treasury stock repurchases	(528)	—

Net cash provided by financing activities	42,646	362,159

Effect of exchange rate changes on cash and equivalents	104	(34)

Net decrease in cash and equivalents	(2,311)	(20,771)
Cash and equivalents at beginning of period	12,221	28,792

Cash and equivalents at end of period	$9,910	$8,021

Supplemental information:
Cash paid for interest	$13,197	$20,739

Cash paid for income taxes—net	$12,369	$16,047

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended June 24, 2006

(unaudited)

1.	Basis of Presentation

The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of June 24, 2006, the condensed consolidated statements of operations for the three and nine months ended June 25, 2005 and June 24, 2006 and the condensed consolidated statements of cash flows for the nine months ended June 25, 2005 and June 24, 2006 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

For the Company’s foreign business in the UK, the local currency is the functional currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the period. Comprehensive income was $59.8 million for the nine month period ended June 24, 2006 and includes net earnings of $59.5 million and foreign currency translation adjustments of $0.3 million that are excluded from net earnings but reported in accumulated other comprehensive income, a separate component of shareholders’ equity. Comprehensive income was $47.6 million for the nine month period ended June 25, 2005 and included net earnings of $47.1 million and foreign currency translation adjustments of $0.5 million. Deferred taxes are not provided on translation gains and losses, because the Company expects earnings of its foreign subsidiary to be permanently reinvested. Transaction gains and losses are included in results of operations.

Due to the seasonal nature of the Company’s garden business, the results of operations for the three and nine month periods ended June 24, 2006 and June 25, 2005 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2005 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission.

Minority Interest

Minority interest in the Company’s condensed consolidated financial statements represents the 20% interest not owned by Central in a consolidated subsidiary. Since the Company controls this subsidiary (effective as of March 2006) its financial statements are fully consolidated with those of the Company, and the minority owner’s 20% share of the subsidiary’s net assets and results of operations is deducted and reported as minority interest.

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

Beginning in fiscal 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” and elected to adopt the standard using the modified prospective transition method. Under this transition method, compensation cost associated with stock options recognized in fiscal 2006 includes: (1) amortization related to the remaining unvested portion of all share based payments granted prior to, but not vested as of September 24, 2005, based on the grant date fair value estimated in accordance with the original pro forma footnote disclosure provisions of FASB Statement No. 123 and (2) amortization related to all share based payments granted subsequent to September 24, 2005, based on the grant date fair value estimated in accordance with the provisions of FASB Statement No. 123 (R). Accordingly, stock compensation expense is recognized over the requisite service period using the straight-line attribution method. Previously reported amounts have not been restated.

The Company recognized share based compensation expense of $1.4 million and $3.9 million for the three and nine month periods ended June 24, 2006, respectively, as a component of selling, general and administrative expenses. Share based compensation expense in the third quarter of fiscal 2006 consisted of $1.0 million for stock options and $0.4 million for restricted stock awards.

Had compensation expense for the Company’s various stock option plans been determined based upon the projected fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, the Company’s pro-forma net earnings, basic and diluted earnings per common share for the three and nine month periods ended June 25, 2005 would have been as follows:

	Three Months Ended June 25, 2005	Nine Months Ended June 25, 2005
	(in thousands)	(in thousands)
Net income, as reported	$22,183	$47,071
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	(494)	(1,331)

Pro forma net income	$21,689	$45,740

Net income per common equivalent share:
Basic – as reported	$1.06	$2.27
Basic – pro forma	$1.04	$2.21
Diluted – as reported	$1.03	$2.19
Diluted – pro forma	$1.00	$2.13

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

Stock plans:
Average expected life in years	3 or 6 years
Expected volatility	29%
Risk-free interest rate	4.3%

The following table summarizes option activity for the nine months ended June 24, 2006:

	Number of shares (in thousands)	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at September 24, 2005	1,640	$27.01
Granted	576	45.51
Exercised	(295)	20.73
Cancelled or expired	(65)	36.64

Outstanding at June 24, 2006	1,856	33.37	3.3	$61,924

Exercisable at June 24, 2006	446	$25.64	0.9	$11,441

The weighted average fair value of options granted during the nine months ended June 24, 2006 and June 25, 2005 was $13.52 and $10.22, respectively. The total intrinsic value of options exercised during the nine months ended June 24, 2006 and June 25, 2005 was $7.8 million and $18.1 million, respectively.

As of June 24, 2006, there was $7.2 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 1.9 years.

Restricted Stock Awards: As of June 24, 2006, there were 0.3 million shares of restricted stock awards outstanding. The awards generally vest in 20% or 25% increments, after a three year waiting period, over a seven year period of employment after the grant date.

Restricted stock award activity during the nine months ended June 24, 2006 is summarized as follows:

Number of shares (in thousands)
Outstanding at September 24, 2005	141
Granted	129
Exercised	(1)
Cancelled or expired	(13)

Outstanding at June 24, 2006	256

The weighted average grant-date fair value of restricted stock awards granted during the first nine months of fiscal 2006 and fiscal 2005 was $47.81 and $36.74, respectively.

As of June 24, 2006, there was $8.8 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 3.0 years.

3.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations:

	Three Months Ended June 24, 2006			Nine Months Ended June 24, 2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income	$30,730	23,377	$1.31	$59,515	22,060	$2.70
Effect of dilutive securities:
Options to purchase common stock		347	(.02)		368	(.05)
Restricted shares		256	(.01)		216	(.03)
Convertible preferred stock		86			86
Diluted EPS:

Net income attributable to common shareholders	$30,730	24,066	$1.28	$59,515	22,730	$2.62

	Three Months Ended June 25, 2005			Nine Months Ended June 25, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income	$22,183	20,890	$1.06	$47,071	20,735	$2.27
Effect of dilutive securities:
Options to purchase common stock		498	(.02)		533	(.06)
Restricted shares		129	(.01)		100	(.01)
Convertible preferred stock		86	—		86	(.01)
Diluted EPS:

Net income attributable to common shareholders	$22,183	21,603	$1.03	$47,071	21,454	$2.19

Options to purchase 1,855,903 shares of common stock at prices ranging from $12.80 to $53.71 per share were outstanding at June 24, 2006 and options to purchase 1,873,103 shares of common stock at prices ranging from $7.54 to $48.14 per share were outstanding at June 25, 2005. For the three month periods ended June 24, 2006 and June 25, 2005, options to purchase 52,584 and 7,800 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the nine month periods ended June 24, 2006 and June 25, 2005, options to purchase 52,584 and 30,680 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Shares of common stock from the assumed conversion of the Company’s convertible preferred stock, issued in February 2004, were also included in the computation of diluted EPS for the three and nine month periods ended June 24, 2006 and June 25, 2005.

4.	Unallocated Purchase Price

Unallocated purchase price as of June 24, 2006 represents unallocated business acquisition costs of approximately $300 million because the Company has not yet finalized its allocation of the purchase price to the fair value of assets acquired for certain acquisitions (see Note 7 “Acquisitions”).

5.	Long-Term Debt

On February 28, 2006, the Company entered into $650 million in senior secured credit facilities to finance the acquisition of Farnam Companies, Inc. and to refinance the existing $125 million revolving credit facility maturing in May 2008 and the existing $175 million term loan maturing in May 2009. The new credit facilities consist of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from 0% to 0.25% or LIBOR plus a margin which fluctuates from 0.75% to 1.375%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. Interest on the term loan is based on a rate equal to LIBOR + 1.50% or the prime rate plus 0.50%, at the Company’s option. The term loan is payable in quarterly installments of $750,000 with the balance payable in September 2012. This facility is secured by substantially all of the Company’s assets, contains certain financial covenants which require the Company to maintain minimum levels of interest coverage and maximum levels of total debt to EBITDA, and which restrict the Company’s ability to repurchase the Company’s stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the facility.

6.	Shareholders’ Equity

In March 2006, the Company issued 1,975,000 shares of common stock at an offering price per share of $53.50. The offering raised approximately $105 million in net proceeds.

Effective December 14, 2005, the Company retired all of its treasury stock, which consisted of 13,759,865 common shares. Upon retirement, the excess of the aggregate treasury stock purchase price over par value was allocated to additional paid-in capital.

7.	Acquisitions

In April 2006, the Company acquired the rights to the Ironite® Products brand of natural soil supplements and intellectual property for approximately $6 million in cash. Ironite, a registered trademark since 1956, is a leading producer of environmentally-friendly soil supplements that promote healthy plant color and deeper root structures. The Company has not yet finalized its allocation of the purchase price to the fair value of assets acquired.

In March 2006, the Company increased its equity interest in Tech Pac, L.L.C. from 20% to 80%. The Company paid approximately $21 million in cash and deposited approximately $16 million in cash in an escrow account for possible contingent performance based payments over the next five years (included in Other Assets in our condensed consolidated balance sheet). The Company previously acquired its 20% interest in Tech Pac upon its acquisition of Gulfstream Home & Garden, Inc. which held a 20% interest in Tech Pac at the time of the acquisition in February 2005. Tech Pac is a leading supplier of insect control branded products in the lawn and garden market place. Tech Pac’s leading brands include Sevin®, a broad-based insecticide, Over’nOut!® for fire ant control and RooTone, a leading root stimulant for the gardening enthusiast. The purchase price exceeded the fair value of the net tangible assets acquired by approximately $15 million, which is presently included in unallocated purchase price in our condensed consolidated balance sheet since the Company has not yet finalized its allocation of the purchase price to the fair value of intangible assets acquired. The consolidated financial statements include the results of Tech Pac from the date of acquisition. The final allocation of the purchase price to intangible assets will likely result in an adjustment of operating results recognized to date.

In February 2006, the Company acquired Farnam Companies, Inc. for approximately $287 million in cash, plus $4 million in cash for the purchase of related real property. Farnam is a leading marketer and manufacturer of innovative health care products primarily for horses, household pets and livestock sold through over-the-counter and veterinary channels. In addition to the internationally recognized Farnam umbrella brand, Farnam’s portfolio of industry leading brands includes Equicare®, ComboCare™, IverCare™, and Repel-X® for horses; D-Worm™, BioSpot® and Scratchex® for household pets; and Adams™ and Bite Free™ insect controls for home and yard care. In its fiscal year ending November 30, 2005, Farnam had net sales of approximately $160 million. The purchase price exceeded the fair value of the net tangible assets acquired by approximately $230 million, which is presently included in unallocated purchase price in our condensed consolidated balance sheet since the Company has not yet finalized its allocation of the purchase price to the fair value of intangible assets acquired. The consolidated financial statements include the results of Farnam from the date of acquisition. The final allocation of the purchase price to intangible assets will likely result in an adjustment of operating results recognized to date.

The following table summarizes on a pro forma basis the unaudited consolidated results of operations of the Company as if the Farnam acquisition had occurred at the beginning of the periods presented. The pro forma consolidated results of operations include adjustments to give effect to interest expense on acquisition-related debt and certain other purchase accounting adjustments. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented, nor of the future results of the combined operations.

	Nine Months Ended
	June 25, 2005	June 24, 2006
	(in thousands, except per share amounts)
Net sales	$1,178,985	$1,254,504
Gross profit	399,821	426,793
Income from operations	99,893	117,258
Income before income taxes	74,470	85,799
Net income	45,139	53,880
Income per common share:
Basic	$2.18	$2.44
Diluted	$2.10	$2.37

In February 2006, the Company acquired the assets of Breeder’s Choice Pet Foods Inc. for approximately $25 million in cash. Breeder’s Choice is a leading branded marketer and manufacturer of premium all natural, healthy dog and cat food sold exclusively in the pet specialty channel under the brands AvoDerm®, Pinnacle®, Active Care® and Advanced Pet Diets®. The purchase price exceeded the fair value of the net tangible assets acquired by approximately $16 million, which is presently included in unallocated purchase price in our condensed consolidated balance sheet since the Company has not yet finalized its allocation of the purchase price to the fair value of intangible assets acquired. The consolidated financial statements include the results of Breeder’s Choice from the date of acquisition. The final allocation of the purchase price to intangible assets will likely result in an adjustment of operating results recognized to date.

In December 2005, the Company acquired certain intellectual property assets from Shirlo, Inc. for approximately $10 million in cash. The assets acquired from Shirlo, Inc. include the company’s exclusive marketing rights to etofenprox, an insect adulticide approved for on-animal use. The acquired assets were combined with Wellmark International, a wholly owned subsidiary of Central. The purchase price exceeded the fair value of net assets acquired by approximately $2 million, which was recorded as goodwill.

8.	Segment Information

Management has determined that the reportable segments of the Company are Garden Products and Pet Products, based on the level at which the chief operating decision making group reviews the results of operations to make decisions regarding performance assessment and resource allocation.

	Three Months Ended		Nine Months Ended
	June 25, 2005	June 24, 2006	June 25, 2005	June 24, 2006
	(in thousands)
Net sales:
Garden Products	$249,771	$278,897	$579,035	$618,593
Pet Products	163,422	227,797	478,588	582,164

Total net sales	$413,193	$506,694	$1,057,623	$1,200,757

Income from operations:
Garden Products	$21,402	$27,409	$44,814	$53,252
Pet Products	23,580	29,636	65,264	73,256
Corporate	(6,767)	2,824	(22,671)	(11,130)

Total income from operations	38,215	59,869	87,407	115,378

Interest expense—net	(6,003)	(10,631)	(16,701)	(25,915)
Other income	2,939	1,371	4,593	3,223
Income taxes	(12,968)	(19,070)	(28,228)	(32,362)
Minority interest	—	(809)	—	(809)

Net income	$22,183	$30,730	$47,071	$59,515

Depreciation and amortization:
Garden Products	$1,775	$1,461	$4,682	$4,529
Pet Products	3,127	5,598	8,877	13,062
Corporate	184	392	602	1,037

Total depreciation and amortization	$5,086	$7,451	$14,161	$18,628

Corporate income from operations at June 24, 2006, includes a gain of $9.9 million as a reduction of selling, general and administrative expense as a result of a legal settlement (see Note 9 “Contingencies”).

	September 24, 2005	June 24, 2006
	(in thousands)
Assets:
Garden Products	$330,884	$445,180
Pet Products	273,481	413,138
Corporate	451,984	684,941

Total assets	$1,056,349	$1,543,259

Goodwill (included in corporate assets):
Garden Products	$169,456	$169,525
Pet Products	195,391	209,551

Total goodwill	$364,847	$379,076

Corporate assets at June 24, 2006, include unallocated purchase consideration related to the Company’s acquisitions of approximately $300 million.

9.	Contingencies

TFH Litigation. On March 24, 2006, the trial court entered a final judgment in the TFH litigation (described below) awarding Central $26,584,538. Thereafter, in June 2006, the parties agreed to a settlement of all outstanding claims pursuant to which the Axelrods paid $26 million to Central.

In December 1997, Central acquired all of the stock of TFH Publications, Inc. (“TFH”) from Herbert and Evelyn Axelrod (the “Axelrods”). In connection with the transaction, Central made a $10 million loan to the Axelrods (the “Axelrod Loan”), which was evidenced by a Promissory Note. In September 1998, the Axelrods brought suit against Central and certain executives of Central for damages and relief from their obligations under the Promissory Note. Central counterclaimed against the Axelrods for enforcement of the Promissory Note, damages and other relief, alleging, among other things, fraud and breaches of warranties. These actions, Herbert R. Axelrod and Evelyn Axelrod v. Central Garden & Pet Company; Glen S. Axelrod; Gary Hersch; William E. Brown; Robert B. Jones; Glenn Novotny; and Neill Hines, Docket No. MON-L-5100-99, and TFH Publications, Inc. v. Herbert Axelrod et al., Docket No. L-2127-99 (consolidated cases), were in the New Jersey Superior Court.

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

Following trial, the trial court decided various motions directed at issues of prejudgment interest, Central’s claim for attorneys fees and expenses, and the posting of appropriate security during the appeal. As a result of these motions and the jury’s prior verdict, the court entered judgment on March 24, 2006 awarding Central $26,584,538 comprised of $22,604,969 in damages and prejudgment interest (inclusive of all offsets due the Axelrods) and $3,979,569 in fees and expenses. On May 23, 2006, the parties agreed to a settlement of all outstanding claims pursuant to which the Axelrods paid $26 million to Central. Central recorded a one-time gain as a reduction to selling, general and administrative expenses, where the related legal amounts incurred were previously expensed, in the amount of $9.9 million after consideration of the note and other related amounts previously accrued on its financial statements and reversed previously reserved interest income of $1.0 million.

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

On July 31, 2001, the adjoining warehouse tenant, Cardinal Health, and its insurers (the “Cardinal Plaintiffs”), filed a lawsuit against Central and other parties in the Superior Court of Arizona, Maricopa County. The Cardinal Plaintiffs sought to recover from Central, Arch Chemical Company (“Arch”) and others approximately $60 million in compensatory damages, plus pre-judgment interest and punitive damages. See Cardinal Health Inc., et al. v. Central Garden & Pet Company, et al., Civil Case No. CV2001-013152. On

January 25, 2006, Central and its insurers, along with Arch and its insurers, entered into a Stipulation for Settlement with the Cardinal Plaintiffs. On March 10, 2006, the parties executed the final settlement documentation. The terms of the settlement are confidential, and the amounts which Central and Arch will each be required to contribute to the settlement will be determined in an arbitration proceeding, which began July 10, 2006 and is scheduled to conclude on August 11, 2006. Central’s ultimate payment obligation towards the settlement with the Cardinal Plaintiffs will be paid entirely by Central’s insurers.

Local residents also filed a purported class action lawsuit alleging claims for bodily injury and property damage as a result of the fire. The residents’ lawsuit was settled as to all parties, and the Court approved the settlement. As part of the settlement, Central’s liability insurers paid $7,825,000 on behalf of Central in May 2004.

The warehouse owner, B&L, and its insurer (the “B&L Plaintiffs”), as well as several nearby businesses, also filed lawsuits for property damage and business interruption, which were coordinated with the Cardinal Plaintiffs’ lawsuit. The lawsuits by nearby businesses have been dismissed, or settled with payments from Central’s insurers. The remaining lawsuit by the B&L Plaintiffs is pending in the Superior Court of Arizona, Maricopa County. The B&L Plaintiffs currently are claiming damages of approximately $10 million. There are various factual and legal issues regarding the liability, if any, of Central, the amount of recoverable damages, and the extent of Central’s available insurance coverage, all of which will depend on the outcome of complex litigation. Central has not recognized any liability in this regard as of June 24, 2006.

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

Farnam Companies, Inc. (including Thompson’s Veterinary Supplies, Inc.)

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended June 24, 2006 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$155,954	$379,171	$(28,431)	$506,694
Cost of products sold and occupancy	106,478	256,936	(28,431)	334,983

Gross profit	49,476	122,235	—	171,711
Selling, general and administrative expenses	37,268	74,574	—	111,842

Income from operations	12,208	47,661	—	59,869
Interest – net	(10,680)	49	—	(10,631)
Other income (loss)	(1,539)	2,910	—	1,371

Income (loss) before income taxes and minority interest	(11)	50,620	—	50,609
Income taxes	4	(19,638)	564	(19,070)
Minority interest	(809)	—	—	(809)

Net income (loss)	(816)	30,982	564	30,730
Equity in undistributed income of guarantor subsidiaries	31,546	—	(31,546)	—

Net income (loss)	$30,730	$30,982	$(30,982)	$30,730

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended June 25, 2005 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$152,246	$304,742	$(43,795)	$413,193
Cost of products sold and occupancy	114,449	212,287	(43,795)	282,941

Gross profit	37,797	92,455	—	130,252
Selling, general and administrative expenses	32,580	59,457	—	92,037

Income from operations	5,217	32,998	—	38,215
Interest – net	(6,038)	35	—	(6,003)
Other income	1,668	1,271	—	2,939

Income before income taxes	847	34,304	—	35,151
Income taxes	(321)	(12,982)	335	(12,968)

Net income	526	21,322	335	22,183
Equity in undistributed income of guarantor subsidiaries	21,657	—	(21,657)	—

Net income (loss)	$22,183	$21,322	$(21,322)	$22,183

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Nine Months Ended June 24, 2006 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$376,151	$906,425	$(81,819)	$1,200,757
Cost of products sold and occupancy	261,941	620,174	(81,819)	800,296

Gross profit	114,210	286,251	—	400,461
Selling, general and administrative expenses	96,231	188,852	—	285,083

Income from operations	17,979	97,399	—	115,378
Interest – net	(26,081)	166	—	(25,915)
Other income	(805)	4,028	—	3,223

Income (loss) before income taxes and minority interest	(8,907)	101,593	—	92,686
Income taxes	3,286	(36,221)	573	(32,362)
Minority interest	(809)	—	—	(809)

Net income (loss)	(6,430)	65,372	573	59,515
Equity in undistributed income of guarantor subsidiaries	65,945	—	(65,945)	—

Net income (loss)	$59,515	$65,372	$(65,372)	$59,515

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Nine Months Ended June 25, 2005 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$398,322	$777,840	$(118,539)	$1,057,623
Cost of products sold and occupancy	295,973	537,022	(118,539)	714,456

Gross profit	102,349	240,818	—	343,167
Selling, general and administrative expenses	89,991	165,769	—	255,760

Income from operations	12,358	75,049	—	87,407
Interest – net	(16,902)	201	—	(16,701)
Other income	2,255	2,338	—	4,593

Income (loss) before income taxes	(2,289)	77,588	—	75,299
Income taxes	873	(29,421)	320	(28,228)

Net income (loss)	(1,416)	48,167	320	47,071
Equity in undistributed income of guarantor subsidiaries	48,487	—	(48,487)	—

Net income (loss)	$47,071	$48,167	$(48,167)	$47,071

	CONSOLIDATING CONDENSED BALANCE SHEET June 24, 2006 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$(9,864)	$17,885	$—	$8,021
Accounts receivable	83,344	212,790	(17,543)	278,591
Inventories	101,206	241,398	—	342,604
Prepaid expenses and other	20,157	15,952	—	36,109

Total current assets	194,843	488,025	(17,543)	665,325
Land, buildings, improvements and equipment, net	26,449	113,160	—	139,609
Goodwill	379,076	—	—	379,076
Investment in guarantor subsidiaries	718,430	—	(718,430)	—
Unallocated purchase price, deferred income taxes and other assets	98,902	263,792	(3,445)	359,249

Total	$1,417,700	$864,977	$(739,418)	$1,543,259

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$40,705	$80,088	$(17,543)	$103,250
Accrued expenses and other current liabilities	54,811	45,471	—	100,282

Total current liabilities	95,516	125,559	(17,543)	203,532
Long-term debt	591,000	107	—	591,107
Other long-term obligations	2,818	20,881	(3,445)	20,254
Convertible redeemable preferred stock	3,000	—	—	3,000
Minority interest	1,887	—	—	1,887
Shareholders’ equity	723,479	718,430	(718,430)	723,479

Total	$1,417,700	$864,977	$(739,418)	$1,543,259

	CONSOLIDATING CONDENSED BALANCE SHEET September 24, 2005 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and equivalents	$22,732	$6,060	$—	$28,792
Accounts receivable	50,804	147,517	(13,425)	184,896
Inventories	71,871	198,865	—	270,736
Prepaid expenses and other	12,903	12,950	—	25,853

Total current assets	158,310	365,392	(13,425)	510,277
Land, buildings, improvements and equipment, net	11,154	99,441	—	110,595
Goodwill	364,847	—	—	364,847
Investment in guarantor subsidiaries	371,249	—	(371,249)	—
Deferred income taxes and other assets	38,338	35,737	(3,445)	70,630

Total	$943,898	$500,570	$(388,119)	$1,056,349

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$43,383	$66,497	$(13,425)	$96,455
Accrued expenses and other current liabilities	28,402	41,960	—	70,362

Total current liabilities	71,785	108,457	(13,425)	166,817
Long-term debt	320,731	123	—	320,854
Other long-term obligations	1,204	20,741	(3,445)	18,500
Convertible redeemable preferred stock	3,000	—	—	3,000
Shareholders’ equity	547,178	371,249	(371,249)	547,178

Total	$943,898	$500,570	$(388,119)	$1,056,349

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Nine Months Ended June 24, 2006 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$11,660	$59,214	$(68,989)	$1,885

Expenditures for land, buildings, improvements and equipment	(15,353)	(15,363)	—	(30,716)
Assets acquired	(60,281)	(309,842)	—	(370,123)
Collection of note related to litigation settlement	16,058	—	—	16,058
Investment in guarantor subsidiaries	(346,855)	277,866	68,989	—

Net cash provided (used) by investing activities	(406,431)	(47,339)	68,989	(384,781)

Borrowings on revolving line of credit	826,530	—	—	826,530
Repayments on revolving line of credit	(697,678)	(16)	—	(697,694)
Proceeds from issuance of long-term debt	600,000	—	—	600,000
Payments on long-term debt	(472,626)	—	—	(472,626)
Proceeds from issuance of stock	109,529	—	—	109,529
Tax benefits on options exercised	3,003	—	—	3,003
Deferred financing costs	(6,583)	—	—	(6,583)

Net cash provided (used) by financing activities	362,175	(16)	—	362,159

Effect of exchange rate changes on cash	—	(34)	—	(34)
Net increase (decrease) in cash and equivalents	(32,596)	11,825	—	(20,771)
Cash and equivalents at beginning of period	22,732	6,060	—	28,792

Cash and equivalents at end of period	$(9,864)	$17,885	$—	$8,021

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Nine Months Ended June 25, 2005 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$83,671	$(5,187)	$(48,167)	$30,317

Expenditures for land, buildings, improvements and equipment	3,498	(16,923)	—	(13,425)
Businesses acquired	(61,562)	—	—	(61,562)
Investments	(391)	—	—	(391)
Investment in guarantor subsidiaries	(63,893)	15,726	48,167	—

Net cash provided (used) by investing activities	(122,348)	(1,197)	48,167	(75,378)

Repayments under lines of credit, net	(35,000)	—	—	(35,000)
Payments on long-term debt	(1,037)	71	—	(966)
Proceeds from issuance of long-term debt	75,000	—	—	75,000
Proceeds from issuance of stock	4,140	—	—	4,140
Payments to reacquire stock	(528)	—	—	(528)

Net cash provided (used) by financing activities	42,575	71	—	42,646

Effect of exchange rate changes on cash	—	104	—	104
Net increase (decrease) in cash and equivalents	3,898	(6,209)	—	(2,311)
Cash and equivalents at beginning of period	5,028	7,193	—	12,221

Cash and equivalents at end of period	$8,926	$984	$—	$9,910

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Central Garden & Pet is a leading innovator, marketer and producer of quality branded products. We are one of the largest suppliers in the Lawn and Garden and Pet supplies industries. The total lawn and garden industry is estimated to be approximately $51 billion in retail sales. We estimate the applicable portion of the lawn and garden supplies market to our business is approximately $15 billion. The total pet industry is estimated to be approximately $37 billion in retail sales. We estimate the applicable portion of the pet supplies market to our business is approximately $8.5 billion.

Our lawn and garden supplies products include: proprietary and non-proprietary grass seed; wild bird feed, feeders, bird houses and other birding accessories; weed, grass and other herbicide, insecticide and pesticide products; and decorative outdoor lifestyle and lighting products, including pottery, trellises and other wood products and holiday lighting. These products are sold under a number of brand names including Pennington, Rebels, Cedar Works, AMDRO, Grants, Lilly Miller, Sevin, Over’n Out, Norcal Pottery, New England Pottery, GKI/Bethlehem Lighting and Matthews Four Seasons.

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

Background

We have transitioned our company to a leading marketer and producer of branded products from a traditional pet and lawn and garden supplies distributor. We made this transition because we recognized the opportunity to build a portfolio of leading brands and improve profitability by capitalizing on our knowledge of the pet and lawn and garden supplies sectors, our strong relationships with retailers, and our nationwide sales and logistics network. Our goal was to diversify our business and improve operating margins by establishing a portfolio of leading brands. Since 1997, we have acquired numerous branded product companies and product lines, including Wellmark and Four Paws in fiscal 1997; Kaytee Products, TFH and Pennington Seed in fiscal 1998; Norcal Pottery in fiscal 1999; AMDRO and All-Glass Aquarium in fiscal 2000; Lilly Miller in fiscal 2001; Alaska Fish Fertilizer in fiscal 2002; Kent Marine, New England Pottery, Interpet, certain assets of KRB Seed Company, (dba Budd Seed), and Energy Savers Unlimited in fiscal 2004; Pets International and Gulfstream Home & Garden in fiscal 2005; and Farnam Companies, Inc., Breeder’s Choice Pet Food Inc. and the Ironite brand in fiscal 2006.

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

Recent Developments

On March 24, 2006, the trial court entered a final judgment in the TFH litigation (see Note 9 “Contingencies”) awarding Central $26.6 million. On May 23, 2006, the parties agreed to a settlement of all outstanding claims pursuant to which the Axelrods paid $26 million to Central. Central recorded a gain as a reduction of selling, general and administrative expenses, where the related legal amounts previously expensed were reported, in the amount of $9.9 million after applying approximately $16.1 million to the note balance and other related amounts previously accrued, and recognized interest income of $1.0 million.

In April 2006, we acquired the rights to the Ironite® Products brand of natural soil supplements and intellectual property for approximately $6 million in cash. Ironite, a registered trademark since 1956, is a leading producer of environmentally-friendly soil supplements that promote healthy plant color and deeper root structures.

In July 2006, the Company repurchased approximately 240,000 shares of its common stock for an aggregate price of approximately $10 million.

New Accounting Pronouncements

Accounting for Stock-Based Compensation

Through 2005, we accounted for our stock plans using the intrinsic value method. Effective the beginning of fiscal 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” and elected the modified prospective application method upon adoption. SFAS No. 123(R) requires us to use a fair-value based method in determining stock-based compensation. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and expensed over the employees’ requisite service period. Total compensation cost for our share based compensation plans in the first nine months of 2006 was $3.9 million.

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

Results of Operations

Three Months Ended June 24, 2006

Compared with Three Months Ended June 25, 2005

Net sales for the three months ended June 24, 2006 increased $93.5 million, or 22.6%, to $506.7 million from $413.2 million for the three months ended June 25, 2005. Pet Products’ net sales increased $64.4 million, or 39.4%, to $227.8 million for the three months ended June 24, 2006 from $163.4 million in the comparable fiscal 2005 period. Garden Products’ net sales increased $29.1 million, or 11.7%, to $278.9 million for the three months ended June 24, 2006 from $249.8 million in the comparable fiscal 2005 period. Our branded product sales increased $96.5 million, while sales of other manufacturers’ products decreased $3.0 million. Our Pet Products’ branded product sales increased $64.0 million due to recent acquisitions, including Farnam. Our Garden Products’ branded product sales increased $32.5 million due primarily to recent acquisitions and increased pottery sales.

Gross profit for the three months ended June 24, 2006 increased $41.5 million, or 31.8%, to $171.7 million from $130.2 million for the three months ended June 25, 2005. The gross profit increase was in both Pet Products and Garden Products. Gross profit as a percentage of net sales increased from 31.5% for the three months ended June 25, 2005 to 33.9% for the three months ended June 24, 2006 due to increased branded product sales in both Pet Products and Garden Products.

Selling, general and administrative expenses increased $19.8 million for the three months ended June 24, 2006 to $111.8 million. Included in selling, general and administrative expenses for the three months ended June 24, 2006 is a gain of $9.9 million from the Axelrod Settlement (see Note 9 “Contingencies”). Absent this benefit, selling, general and administrative expenses increased $29.7 million, or 32.3%, from $92.0 million for the three months ended June 25, 2005 to $121.7 million for the three months ended June 24, 2006. The increase was due primarily to increased selling and delivery expenses. Note that as adjusted as a percentage of net sales, selling, general and administrative expenses increased to 24.0% for the three months ended June 24, 2006, compared to 22.3% in the comparable prior year period.

Selling and delivery expense increased $19.0 million, or 37.1%, from $51.2 million for the three months ended June 25, 2005 to $70.2 million for the three months ended June 24, 2006. The increase was due primarily to the quarter’s increased sales and recent acquisitions that generally have higher gross margins and higher selling costs.

Facilities expense increased slightly to $2.9 million for the three months ended June 24, 2006 from $2.8 million for the three months ended June 25, 2005.

Warehouse and administrative expense increased $0.7 million. Absent the $9.9 million gain from the Axelrod Settlement, warehouse and administrative expense increased $10.6 million, or 27.9%, from $38.0 million for the three months ended June 25, 2005 to $48.6 million for the three months ended June 24, 2006. The increase was primarily in the Pet Products group related to recent acquisitions and restructuring charges. Corporate expenses increased $0.3 million, reflecting $1.4 million for stock based compensation as a result of adopting SFAS 123(R) partially offset by reduced expenditures for professional fees related to legal and litigation.

Net interest expense for the three months ended June 24, 2006 increased $4.6 million, or 77.1%, to $10.6 million from $6.0 million for the three months ended June 25, 2005. The increase was due primarily to the higher average debt balance resulting from acquisitions financed through our $650 million in senior secured credit facilities in the current fiscal year and slightly higher interest rates on our floating rate debt partially offset by increased interest income of $1.0 million recognized as a result of the Axelrod settlement.

Other income decreased $1.5 million from $2.9 million reported for the quarter ended June 25, 2005 to $1.4 million for the quarter ended June 24, 2006. The decrease was due primarily to the acquisition of an additional 60% equity interest in Tech Pac, previously accounted for as an equity method investment, the results of which are now included in our consolidated financial statements.

Our effective income tax rate for the quarter ended June 24, 2006 was 38.3% compared with 36.9% for the quarter ended June 25, 2005. The effective tax rate was lower in the prior year quarter due to a one-time net tax benefit resulting from the favorable resolution of various tax issues plus the additional recognition of tax credits.

Nine Months Ended June 24, 2006

Compared with Nine Months Ended June 25, 2005

Net sales for the nine months ended June 24, 2006 increased $143.2 million, or 13.5%, to $1,200.8 million from $1,057.6 million for the nine months ended June 25, 2005. Pet Products’ net sales increased $103.6 million, or 21.7%, to $582.2 million for the nine months ended June 24, 2006 from $478.6 million in the comparable fiscal 2005 period. Garden Products’ net sales increased $39.6 million, or 6.8%, to $618.6 million for the nine months ended June 24, 2006 from $579.0 million in the comparable fiscal 2005 period. Our branded product sales increased $148.8 million, while sales of other manufacturers’ products decreased $5.6 million. Our Pet Products’ branded product sales increased $102.1 million due primarily to recent acquisitions. Our Garden Products’ branded product sales increased $46.7 million with approximately $32 million in sales from recent acquisitions and also increased grass seed sales.

Gross profit for the nine months ended June 24, 2006 increased $57.3 million, or 16.7%, to $400.5 million from $343.2 million for the nine months ended June 25, 2005. Pet Products’ gross profit increased $41.5 million, and Garden Products’ gross profit increased $15.8 million. Gross profit as a percentage of net sales increased to 33.4% for the nine months ended June 24, 2006 from 32.4% for the nine months ended June 25, 2005. The increased margin was due primarily to increased branded product sales, which generally have higher gross margins. More than 80% of the increased branded product sales were from acquisitions made in the last four fiscal quarters.

Selling, general and administrative expense increased $29.3 million to $285.1 million for the nine months ended June 24, 2006. Included in selling, general and administrative expenses for the nine months ended June 24, 2006, is a gain of $9.9 million from the Axelrod Settlement (see Note 9 “Contingencies”). Absent this benefit, selling, general and administrative expenses increased $39.2 million, or 15.3%, from $255.8 million for the nine months ended June 25, 2005 to $295.0 million for the nine months ended June 24, 2006. The increase was due primarily to increased selling expenses. As a percentage of net sales, selling, general and administrative expenses increased to 24.6% for the nine months ended June 24, 2006, compared to 24.2% in the comparable prior year period.

Selling and delivery expense increased $26.9 million, or 20.2%, from $133.0 million for the nine months ended June 25, 2005 to $159.9 million for the nine months ended June 24, 2006. The increase was due primarily to increased sales in fiscal 2006, recent acquisitions that generally have higher gross margins and higher selling costs, and to increased expenditures on marketing programs.

Facilities expense increased $0.9 million to $9.6 million for the nine months ended June 24, 2006 from $8.7 million for the nine months ended June 25, 2005. The increase was due primarily to facility relocation costs incurred in the first fiscal quarter of 2006 as part of our previously announced restructuring effort within Garden Products.

Warehouse and administrative expense increased $1.5 million. Absent the $9.9 million gain from the Axelrod Settlement, warehouse and administrative expense increased $11.4 million, or 10.0%, from $114.1 million for the nine months ended June 25, 2005 to $125.5 million for the nine months ended June 24, 2006. The increase was due primarily to $3 million for stock option compensation as a result of adopting SFAS 123(R), $8 million related to recent acquisitions (primarily in the Pet Products group) and $7 million for restructuring charges partially offset by approximately $6 million of reduced professional fees, related primarily to legal and litigation expenses and Sarbanes-Oxley compliance costs.

Net interest expense for the nine months ended June 24, 2006 increased $9.2 million, or 55.1%, to $25.9 million from $16.7 million for the nine months ended June 25, 2005. Of this increase, $1.6 million represented a write-off of deferred financing fees and expenses associated with the early retirement of our $125 million revolving credit facility and $175 million term loan. The remainder of the increase was due primarily to the higher average debt balance resulting from acquisitions financed through our $650 million senior secured credit facilities in the current year and slightly higher interest rates on our floating rate debt, partially offset by increased interest income of $2.6 million.

Other income decreased $1.4 million from $4.6 million for the nine months ended June 25, 2005 to $3.2 million for the nine months ended June 24, 2006. The decrease was due primarily to the acquisition of two companies previously accounted for as an equity method investment, the earnings of which are now included in our operating income in our consolidated financial statements.

Our effective income tax rate for the nine months ended June 24, 2006 was 35.2% compared with 37.5% for the nine months ended June 25, 2005. The lower rate reflects the reversal of tax contingency reserves (non cash) in the second quarter of fiscal 2006 of approximately $2.6 million provided in prior periods. The reserves related to certain income tax credits taken on prior tax returns.

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

The primary cash flows for the nine months ended June 24, 2006 were $384.8 million in cash used in investing activities (primarily for the acquisition of businesses, (see Note 7 “Acquisitions”) partially offset by $1.9 million of cash provided by operating activities and $362.2 million provided by financing activities. Cash flow from operating activities included $9.9 million of the $26 million received in the Axelrod settlement, with the remaining $16.1 million included in investing activities (See Note 9 “Contingencies”). Net cash provided by financing activities increased due to the issuance of $650 million in senior secured facilities and the issuance of 1,975,000 shares of our common stock, the proceeds of which were used to refinance our existing credit facilities and to finance the acquisition of Farnam Companies, Inc.

At June 24, 2006, our total debt outstanding was $594.1 million compared to $345.4 million at June 25, 2005, due to the establishment of larger credit facilities to replace our existing credit facilities during our second fiscal 2006 quarter, the proceeds of which were used to acquire the stock of Farnam Companies, Inc. and finance seasonal working capital needs.

Concurrent with the acquisition of Farnam Companies, Inc., we arranged $650 million in senior secured credit facilities to finance the acquisition and to replace our existing $125 million revolving credit facility maturing in May 2008 and our existing $175 million term loan maturing in May 2009. The new credit facilities consist of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from 0% to 0.25% or LIBOR plus a margin which fluctuates from 0.75% to 1.375%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. Interest on the term loan is based on a rate equal to LIBOR + 1.50% or the prime rate plus 0.50%, at our option. The term loan is payable in quarterly installments of $750,000 with the balance payable in September 2012. This facility is secured by substantially all of our assets, contains certain financial covenants which require us to maintain minimum levels of interest coverage and maximum levels of total debt to EBITDA, and which restrict our ability to repurchase our stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the facility. We were in compliance with all financial covenants as of June 24, 2006. The balance outstanding at June 24, 2006 under the revolving credit facility was $144.0 million, and the remaining available borrowing capacity was $196.0 million, with $10.0 million outstanding under certain letters of credit.

In March 2006, we deposited approximately $16 million into an escrow account in connection with our purchase of an additional 60% equity interest in Tech Pac L.L.C. for possible contingent performance based payments over the next five years.

In July 2006, we repurchased approximately 240,000 shares of our common stock for an aggregate price of approximately $10 million. We intend to continue our repurchases from time to time through 2006 depending on market conditions.

We believe that cash flows from operating activities, funds available under our credit facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $50 million for the next 12 months. The increased level of expected capital expenditures, compared to our historical rate, is due primarily to our implementation of a scalable enterprise-wide information technology platform to support future growth and to enable us to take advantage of new applications and technologies. We have selected SAP as our software provider and anticipate investing approximately $30 million over the next four years to implement our new information technology strategy. This initiative, when complete, will combine our numerous information systems into one enterprise system to provide a common ERP platform that will support many of our strategic initiatives and enhance our operating efficiency.

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

Contractual Obligations

There have been no material changes outside the ordinary course of business, except for an increase on long-term debt issued in connection with the Farnam acquisition, in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 24, 2005.

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

(b) Changes in internal controls. There were no changes in our internal controls during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On February 28, 2006, we purchased Farnam Companies, Inc. for approximately $291 million. We continue to integrate Farnam’s historical internal controls over financial reporting with our own internal controls over financial reporting. This integration may lead to our making changes in our or Farnam’s historical internal controls over financial reporting in future periods.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth in the table below, we did not repurchase any of our equity securities during the quarter ended June 24, 2006.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 26, 2006 – April 29, 2006	—	$—	—	—
April 30, 2006 – May 27, 2006	—	—	—	—
May 28, 2006 – June 24, 2006	—	—	—	$100,000,000

Total	—	—	—	$100,000,000

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Mattrs to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: August 3, 2006,

/s/ GLENN W. NOVOTNY
Glenn W. Novotny President and Chief Executive Officer

/s/ STUART W. BOOTH
Stuart W. Booth Executive Vice President and Chief Financial Officer