Form 10-K
period 2006-09-30
CENTRAL GARDEN & PET CO
filed 2006-12-14
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [☐]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):    Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

At March 25, 2006, the aggregate market value of the registrant’s Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $1,065,943,000 and $2,795,000, respectively.

At December 1, 2006, the number of shares outstanding of the registrant’s Common Stock was 22,155,014. In addition, on such date the registrant had outstanding 1,652,262 shares of its Class B Stock, which are convertible into Common Stock on a share-for-share basis.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders – Part III of this Form 10-K.

Central Garden & Pet Company

Index to Annual Report on Form 10-K

For the fiscal year ended September 30, 2006

i

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-K are set forth in this Form 10-K, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	consolidation trends in the retail industry;

•	dependence on a few customers for a significant portion of each of our businesses;

•	uncertainty of our product innovations and marketing programs;

•	fluctuations in market prices for seeds and grains;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	adverse weather during the peak gardening season;

•	seasonality and fluctuations in our operating results and cash flow;

•	dependence upon our key executive officers;

•	rising energy prices, fuel and related petrochemical costs;

•	implementation of a new enterprise planning information technology system over the next several years;

•	potential environmental liabilities and product liability claims;

•	pending litigation and claims; and

•	the voting power associated with our Class B stock.

ii

MARKET, RANKING AND OTHER DATA

The data included in this Form 10-K regarding markets and ranking, including the size of certain markets and our position and the position of our competitors and products within these markets, are based on both independent industry publications, including Mintel, Lawn & Garden, 2005, Packaged Facts, Pet Food in the USA, 2006, Nursery Retailer Magazine, and our estimates based on management’s knowledge and experience in the markets in which we operate. Our estimates have been based on information provided by customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. We believe these estimates to be accurate as of the date of this Form 10-K. However, this information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. As a result, you should be aware that market, ranking and other similar data included in this Form 10-K, and estimates and beliefs based on that data, may not be reliable.

iii

PART I

Item 1. Business

BUSINESS

Our Company

Central Garden & Pet is a leading innovator, marketer and producer of quality branded products. We are one of the largest suppliers in the lawn and garden and pet supplies industries. The total lawn and garden industry is estimated to be approximately $95 billion in retail sales. We estimate the retail sales of the lawn and garden supplies industry in the categories in which we participate to be approximately $27 billion. The total pet industry is estimated to be approximately $36 billion in retail sales. We estimate the retail sales of the pet supplies and ultra- premium pet food markets in the categories in which we participate to be approximately $13 billion.

•	Our lawn and garden supplies products include: proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, ant and other herbicide, insecticide and pesticide products; and decorative outdoor lifestyle and lighting products including pottery, trellises and other wood products and holiday lighting. These products are sold under a number of brand names including Pennington, The Rebels, AMDRO, Grant’s, Lilly Miller, Ironite, Sevin, Over’n Out, Norcal Pottery, New England Pottery, GKI/Bethlehem Lighting and Matthews Four Seasons.

•	Our pet supplies products include: products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, ultra-premium dog and cat food, leashes, collars, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under a number of brand names including All-Glass Aquarium, Aqueon, RZilla, Oceanic, Coral Life, Kent Marine, Interpet, TFH, Nylabone, Four Paws, Pet Select, Kaytee, Super Pet, Zodiac, Pre Strike, Altosid, Breeder’s Choice, Farnam, Adams and BioSpot.

In fiscal 2006, our consolidated net sales were $1.6 billion, of which our lawn and garden segment, or Garden Products, accounted for approximately $802 million and our pet segment, or Pet Products, accounted for approximately $819 million. In fiscal 2006, our income from operations was $137 million, of which Garden Products accounted for $57 million and Pet Products accounted for $105 million, before corporate expenses and eliminations of $25 million. See Note 15 of the notes to our consolidated financial statements for financial information about our two operating segments.

Recent Developments

Acquisition of Farnam

In February 2006, we acquired Farnam Companies, Inc. for an initial payment of approximately $287 million in cash, plus $4 million in cash for the purchase of related real property. In addition, we anticipate making a payment of approximately $9 million upon final determination of Farnam’s net assets at closing. Farnam is a leading marketer and manufacturer of innovative health care products primarily for horses, household pets and livestock sold through over-the-counter and veterinary channels. In addition to the internationally recognized Farnam umbrella brand, Farnam’s portfolio of industry leading brands includes Equicare®, ComboCare™, IverCare™, and Repel-X® for horses; D-Worm™, BioSpot® and Scratchex® for household pets; and Adams™ and Bite Free™ insect controls for home and yard care.

Acquisition of Breeder’s Choice

In February 2006, we acquired the assets of Breeder’s Choice Pet Foods Inc., for approximately $25 million in cash. Breeder’s Choice is a leading branded marketer and manufacturer of ultra-premium all natural, healthy dog and cat food and treats sold exclusively in the pet specialty channel under the brands AvoDerm®, Pinnacle®, Active Care® and Advanced Pet Diets®.

Acquisition of Majority Equity Interest in Tech Pac, L.L.C.

In March 2006, we increased our equity interest in Tech Pac, L.L.C. from 20% to 80%. We paid approximately $21 million in cash and deposited cash of approximately $16 million in an escrow account for possible contingent performance-based payments over the next five years. Tech Pac is a leading supplier of branded insect control products in the lawn and garden market place. Tech Pac’s leading brands include Sevin®, a broad-based insecticide, Over’n Out!® for fire ant control and RooTone®, a leading root stimulant for the gardening enthusiast.

Acquisition of Ironite

In April 2006, we acquired the rights to the Ironite® Products (“Ironite”) brand of natural soil supplements and the associated intellectual property for approximately $6 million in cash. Ironite, a registered trademark since 1956, is a leading brand of environmentally-friendly soil supplements that promote healthy plant color and deeper root structures.

Acquisition of Shirlo

In December 2005, we acquired certain intellectual property assets from Shirlo, Inc. for approximately $10 million in cash. The assets include the company’s exclusive marketing rights to etofenprox, an insect adulticide approved for on-animal use. The acquired assets were integrated into the business of our Wellmark International subsidiary.

New Senior Secured Credit Facilities

On February 28, 2006, we entered into $650 million in senior secured credit facilities to finance the Farnam acquisition and to refinance our existing $125 million revolving credit facility maturing in May 2008 and our existing $175 million term loan maturing in May 2009. The new credit facilities consist of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. These facilities are secured by substantially all of our assets and contain certain financial covenants that require us to maintain minimum levels of interest coverage and maximum levels of total debt to EBITDA and that restrict our ability to repurchase our stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the facilities.

New Class of Stock

On September 28, 2006, our stockholders approved an amendment to our Certificate of Incorporation to authorize 100 million shares of new class of common stock to be designated as “Class A Common Stock” that would generally have no voting rights.

Settlement of TFH Litigation

On March 24, 2006, the trial court entered a final judgment in the TFH Publications, Inc. litigation awarding us $26.6 million. On May 23, 2006, the parties agreed to a settlement of all outstanding claims pursuant to which the Axelrods paid us $26 million. We recorded a gain in the amount of $9.9 million as a reduction of selling, general and administrative expenses, where the related legal amounts previously expensed were reported after applying approximately $16.1 million to the balance of the promissory note evidencing a prior loan by us to the Axelrods and other related amounts previously accrued, and recognized interest income of $1.0 million.

Pet Products Reorganization

We are continuing to streamline our operating structure into five strategic operating units within our pet products segment: Aquatics; Dog & Cat; Avian & Small Animal; Life Sciences; and Sales & Logistics. We

believe that the creation of these strategic operating units will create scalable efficient operating platforms, more effective research and development and brand building initiatives, facilitate interaction with our retailers and enable us to more seamlessly integrate potential future acquisitions.

Investments in Information Technology

We are in the process of implementing a scalable enterprise-wide information technology platform to improve existing operations, support future growth and enable us to take advantage of new applications and technologies. This initiative will combine our numerous information systems into one SAP-based enterprise system that employs best practices from across our operating units and creates both a common business model and a system for the collection of common data. We invested approximately $15 million in fiscal 2006 and fiscal 2005 (on a combined basis) in this initiative and anticipate investing an additional $25 million in implementation over the next three years.

Competitive Strengths

We believe we have the following competitive strengths which serve as the foundation of our business strategy:

•	Market Leadership Positions Built on a Strong Brand Portfolio. We are one of the leaders in the premium branded U.S. pet supplies market and in the U.S. consumer lawn and garden supplies market. We have a diversified portfolio of brands, most of which we believe are among the leading brands in their respective U.S. market categories. The majority of our brands have been marketed and sold for more than 20 years and have developed strong brand name recognition, which creates wide appeal, leads to repeat purchases and provides our retailers with strong sell-through.

•	Innovative New Products. We have developed a reputation for introducing innovative and high quality products. We continuously seek to introduce new products at a reasonable cost, both as complementary extensions of existing product lines and as new product categories. We have received numerous awards for our new pet products.

In 2006, we won a total of 22 new product awards at the major industry tradeshows and from leading industry trade publications.

We won a record 14 out of a possible 33 new product awards, including seven “Best in Show” awards at the 2006 Global Pet Expo industry tradeshow. Our award winning brands include Kaytee and Super Pet, which won seven awards in the bird, small animal and specialty pet categories; TFH won three awards in book publishing; Zodiac brand won an award for flea & tick control; Four Paws brand won an award in the dog & cat category; and All-Glass Aquarium brand won an award in aquatics.

We were also recognized by Pet Business Magazine, winning two “Industry Recognition Awards” for our Kaytee bird and small animal brand, and our All-Glass Aquarium aquatics brand. Central Pet Distribution also won the “Distributor of the Year” award.

At the H.H. Backer 2006 Christmas Tradeshow, our Oceanic brand in aquatics won the first place “Retailer Select Award for Product Excellence.”

At the Glee International Tradeshow, our Blagdon brand won the “New Product Award” in the water gardening category.

Our TFH brand received additional awards in 2006 for publishing excellence winning first place from the annual News Stand Resource Cover Awards contest and won two awards from the Dog Writer’s Association of America.

•

Strong Relationships with Retailers. We have developed strong relationships with major and independent retailers through product innovation, premium brand names, broad product offerings, captive sales and logistics capabilities and a high level of customer service. Major retailers value the efficiency of dealing with suppliers with national scope and strong brands. These strengths have made us one of the largest pet supplies vendors to Wal*Mart, PETsMART and PETCO and among the largest lawn and garden supplies vendors to Wal*Mart, Home Depot and Lowe’s. We believe our ability to service large retailers, to meet their unique needs for packaging and point of sale displays and to offer new innovative products, provide us with a competitive advantage. Independent retailers value our high level of customer service and broad array of premium branded products. We believe we are the largest supplier to independent pet supplies retailers in the United States.

•	Favorable Industry Characteristics. The pet and lawn and garden supplies markets in the U.S. have grown, even during recent periods of economic and political uncertainty, and are expected to continue to grow due to favorable demographic and leisure trends. According the American Pet Products Manufacturers Association (the “APPMA”), pet industry retail sales increased to $36.3 billion in 2005 from $28.5 billion in 2001. The APPMA estimates total pet retail sales to increase to $38.4 billion in 2006. The key demographics bolstering our markets are the growth rates in the number of children under 18 and the number of adults over age 55. In particular, the 55-64 age group is projected to grow at a compound annual growth rate of approximately 4% through 2010. Households with children tend to own more pets, and adults over 55 are more likely to be “empty nesters” who keep pets as companions and have more disposable income and leisure time available for both pets and garden activities. Many of our products, such as bird feed, dog food and chews, grooming supplies, grass seed and pest and insect control, are routinely consumed and replenished.

•	Sales and Logistics Networks. We are a leading supplier to independent specialty retailers for the pet and lawn and garden supplies markets through our sales and logistics networks. We believe our sales and logistics networks give us a significant competitive advantage over other suppliers. These networks provide us with key access to independent pet specialty retail stores and retail lawn and garden customers that require two-step distribution for our branded products facilitating:

•	acquisition and maintenance of premium shelf placement;

•	prompt product replenishment;

•	customization of retailer programs;

•	quick responses to changing customer and retailer preferences;

•	rapid deployment and feedback for new products; and

•	immediate exposure for acquired brands.

We plan to continue to utilize our team of dedicated sales people and our sales and logistics networks to expand sales of our branded products.

•	Experienced and Incentivized Management Team. Our senior management team has significant experience in the pet and lawn and garden supplies industries. William E. Brown, our Chairman, has over 25 years of industry experience, and Glenn W. Novotny has been our Chief Executive Officer since June 2003 and our President since 1990. Mr. Novotny was previously with Weyerhaeuser Corporation in a variety of management positions for 20 years. Our chairman also owns approximately 7% of our Class B and common stock, on a combined basis.

Business Strategy

Our objective is to increase market share, revenue, cash flow and profitability by enhancing our position as one of the leading companies in the U.S. pet supplies industry and the lawn and garden industry. To achieve our objective, we plan to capitalize on our strengths and the favorable industry trends by implementing the following key elements of our business strategy:

•

Promote Existing Brands. With our broad product assortment, strong brand names, strong sell-through and innovative products and packaging, we believe we can further strengthen our relationships with existing retailers to increase shelf space and sales. Many retailers are continuing to consolidate their vendor base to focus on a smaller number of large suppliers such as us, particularly in the fragmented pet supplies industry. We believe that the expansion plans of our major customers provide us with a solid foundation for continued growth. We intend to gain market share in the mass market, grocery and specialty pet store channels and add new retailers through our recent addition of marketing and sales personnel dedicated to these channels, as well as our innovative product introductions and packaging. We will continue to focus on using our sales and logistics network to emphasize sales of our higher margin, proprietary brands and to use efficient supply chain capabilities that enable us to provide retailers with high service levels and consistent in-stock positions. In addition, we intend to leverage our existing brands to expand opportunistically into international markets with existing retailers.

•	Continue New Product and Packaging Innovation. We will continue to leverage the strength of our leading brand names by introducing innovative new products and packaging, extending existing product lines and entering new product categories. Our new product strategy seeks to capitalize on consumer needs, our strong brand names, established customer relationships and history of product innovation. Some of the products we have recently introduced include Nylabone’s Nutrident 360º Brushing Action Edible Chews, Kaytee’s Animal Planet brand of bird food, Oceanic’s Half Circle and BioCube Aquariums, Four Paws 3-in-1 Pet Stroller, insect control products including Zodiac topical solutions, the Mosquito Torpedo and Pre-Strike, Super Pet’s Critter Operated Chopper and Critter Trail Dazzle, Pennington’s Grass Repair Kit, AMDRO’s Ant Block Treatment and certain products under the Eliminator private label line. We have also made investments in our corporate sales and marketing infrastructure in the areas of product development, category management and key account sales support.

•	Continue to Improve Margins. We believe there is an opportunity to continue to improve our gross and operating margins through increased sales of our higher margin, consumer preferred, innovative branded products and through cost reductions and leveraging of our existing infrastructure. We consolidated our sales and logistics centers and made capital improvements and consolidated some of our manufacturing facilities to reduce costs and improve manufacturing efficiencies. As a result of our initiatives, gross margins have increased from 30.3% in fiscal 2004 to 32.1% in fiscal 2005 and 33.0% in fiscal 2006.

•	Pursue Strategic Acquisitions of Branded Companies. We plan to continue to make selected strategic acquisitions of branded product companies that complement our existing brands and product offerings. Management has substantial experience in acquiring branded products companies. By leveraging our marketing, manufacturing and sales and logistics capabilities, we believe we can increase the sales and improve the operating efficiencies of acquired companies. We look for companies with the potential to have the top one or two brands in their respective categories. The characteristics we seek when evaluating target companies are strong brand names, high quality and innovative product offerings, an experienced management team and a history of organic earnings growth. We expect to finance our acquisitions through a combination of operating cash flows, debt and equity.

Pet Products Business

Overview

We are one of the leading marketers and producers of premium branded pet supplies in the United States. We believe that most of our brands are the number one or two brands in their respective U.S. market categories. In addition, Pet Products operates the largest sales and logistics network in the industry, which strategically supports its brands. In fiscal 2006, Pet Products accounted for $819 million of our consolidated net sales and $105 million of our consolidated income from operations before corporate expenses and eliminations.

Industry Background

According to the 2005-2006 APPMA National Pet Owners Survey, U.S. pet ownership is at its highest level, with 69.1 million households, or 63%, owning a pet, an increase of 4.9 million households, or 7.6%, when compared to household pet ownership in 2002. Approximately 45% of U.S. households own two or more pets.

The pet industry includes live animals, food, supplies, veterinarian care and services. We operate primarily in the pet supplies segment of the industry. This segment includes: products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, leashes, collars, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners and supplements, and information and knowledge resources; and products for horses and livestock. According to the APPMA, sales of pet supplies and over-the-counter pet medicines in 2005 were $8.7 billion. The APPMA estimates sales of pet supplies and over-the-counter pet medicines to be $9.3 billion in 2006. We also operate in the ultra-premium category of dog and cat food and treats. Packaged Facts estimates the total pet food market to be $14.5 billion in 2005. Packaged Facts asserts the pet food market is experiencing an “upscale thrust,” featuring products that are natural, functional and address specific dietary needs of animals. We estimate the current applicable market opportunity for our high-end, ultra-premium dog and cat food and treats to be approximately $4 billion.

We believe this growth is due in significant part to favorable demographic and leisure trends, which we expect to continue. The key demographics bolstering the U.S. pet supplies market are the growth rates in the number of children under 18 and the number of adults over age 55. According to U.S. census data, the 55-64 age group is expected to grow at a compound annual growth rate of approximately 4% through 2010. Households with children tend to own more pets, and adults over 55 are more likely to be “empty nesters” who keep pets as companions and have more disposable income and leisure time available for pets. In addition, many pet supplies products (e.g., dog and cat food, dog chews, bird food, grooming supplies, pest control, etc.) are routinely consumed and replenished.

The U.S. pet supplies market is highly fragmented with over 2,000 manufacturers, consisting primarily of small companies with limited product lines. Virtually all of these manufacturers do not have a captive sales and logistics network and must rely on us or other independent distributors to supply their products to regional pet specialty chains and independent retailers.

The pet food and supplies industry retail channel also remains fragmented, with over 15,000 independent pet supply stores in the United States and only two national specialty retailers, PETsMART and PETCO. These two “pet superstores” have been growing rapidly, and pet products have also become a growing category in mass merchandisers, discounters and grocery outlets. PETsMART and PETCO typically offer the broadest product selection with competitive prices and a growing array of pet services. Mass merchandisers, supermarkets and discounters have historically carried a limited product assortment that feature primarily pet food, but we believe these retailers are devoting more shelf space to meet increased consumer demand for premium pet supplies. Independent pet stores typically have a relatively broad product selection and attempt to differentiate themselves by offering premier brands and knowledgeable service.

Proprietary Branded Pet Products

Our principal pet supplies categories are aquatics, dog & cat, bird & small animal/specialty pet food and animal health and nutrition products.

Aquatics. We are a leading supplier of aquariums and related fixtures and furniture, water conditioners and supplements, sophisticated lighting systems and accessories featuring the brands All-Glass Aquariums, Aqueon, RZilla, Oceanic Systems Aquariums, Kent Marine, Coralife, and Blagdon.

Dog & Cat. We are a leading marketer and producer of premium healthy edible and non-edible chews, ultra-premium dog and cat food, toys, collars, leashes, grooming supplies, pet carriers and other accessories, and information and knowledge resources featuring the brands Nylabone, Four Paws, TFH, Pet Select, Interpet, Pet Love and Mikki. Nylabone has a strong history of developing innovative new products such as the NutriDent

Edible Dental Brush Chews, Toro and Lobo as well as numerous other award winning dog toys. Four Paws products include grooming supplies and toys, and TFH is a leading producer and publisher of pet books and magazines.

Bird & Small Animal/Specialty Pet. We are a leading marketer and producer of specialty pet food for birds, wild birds and small animals, vitamins and nutritional supplements, bird and small animal cages, habitats, transportation devices, toys and other accessories designed for the small animal marketplace featuring the brands Kaytee, Super Pet and Canopy Scientific. Kaytee is one of the largest producers of specialty bird feed.

Animal Health and Nutrition. We are a leading marketer and producer of flea, tick, mosquito and other insect control products produced by Wellmark International and sold primarily under the Zodiac, Altosid, Pre Strike and Extinguish brand names. Wellmark is the only domestic producer of (S)-Methoprene, which is an active ingredient to control mosquitoes, fleas, ticks, ants and mites in many professional and consumer insect control applications. We also sell (S)-Methoprene to manufacturers of other insect control products, including Frontline Plus. In addition, through our subsidiary, Farnam, we are a leading manufacturer and marketer of innovative health care products for horses, household pets and livestock. Farnam’s portfolio of industry leading brands includes the Farnam umbrella brand, Equicare (R), ComboCare (TM), IverCare (TM) and Repel-X (R) for horses, D-Worm (TM), BioSpot (R) and Scratchex (R) for household pets, and Adams (TM) and Bite Free (TM) insect controls for home and yard care. Breeder’s Choice, which we acquired in 2006, is regarded by the industry as one of the highest quality developers and manufacturers of ultra-premium natural pet foods. Breeder’s Choice brands include Pinnacle, Avoderm and Active Care.

Sales and Logistics Network

Our domestic sales and logistics network, consisting of 11 facilities, exists primarily to promote our proprietary brands and provides value-added service to over 6,000 independent specialty retail stores for our branded products. This includes acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick responses to changing customer and retailer preferences, rapid deployment and feedback for new products and immediate exposure for acquired brands. The network also sells many other manufacturers’ brands of pet supplies and combines these products with our branded products into single shipments enabling our independent customers to deal with us on a cost effective basis to meet their pet supplies requirements.

Sales and Marketing

Our sales strategy is multi-tiered and designed to capture maximum market share with retailers. Our customers include retailers, such as regional and national specialty pet stores, independent pet retailers, mass merchants and grocery stores, and professionals, such as insect control manufacturers, veterinarians municipalities, farmers and other economic animal buyers. PETsMART accounted for approximately 10% of Pet Products’ net sales in fiscal 2006, 2005 and 2004.

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

Manufacturing

Pet Products currently manufactures the majority of its branded products in 17 manufacturing facilities. In addition, certain of our proprietary branded products are manufactured by contract manufacturers. We have entered into an exclusive arrangement with a third party to manufacture (S)-Methoprene, the active ingredient in our flea and tick control products. We have not experienced supply interruptions from this manufacturer in the past, and we maintain an inventory of (S)-Methoprene that we believe is sufficient to sustain our own production if substitute manufacturing capability for (S)-Methoprene should become necessary.

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

The principal raw materials required for Kaytee’s bird food manufacturing operations are bulk commodity grains, including millet, milo and sunflower seeds, which are generally purchased from large national commodity companies and local grain cooperatives. In order to ensure an adequate supply of seed to satisfy expected production volume, Kaytee enters into contracts up to two years in advance to purchase a portion of its expected grain and seed requirements at future dates by fixing the quantity, and often the price, at the commitment date. Although we have never experienced a severe interruption of supply, we are exposed to price risk with respect to the portion of our supply which is not covered by forward contracts with a fixed price. In 2006, crop yields for grass seed and for the primary components of wild bird feed were adversely impacted by drought conditions in key growing regions of the United States and by farmers shifting to corn-based crops for the production of ethanol. The increase in costs caused by significantly reduced supply of these raw materials is expected to negatively impact fiscal 2007 operating income by $8-10 million. For more information, see “Item 1A – Risk Factors.”

Competition

The pet supplies industry is highly competitive and has experienced considerable consolidation in the last three years. Our branded pet products compete against national and regional branded products and private label products produced by various suppliers. Our largest competitors are Spectrum Brands and Hartz. Pet Products competes primarily on the basis of brand recognition, innovation, upscale packaging, quality and service. Pet Products’ sales and logistics operations compete with a number of smaller local and regional distributors, with competition based on product selection, price, value-added services and personal relationships.

Garden Products Business

Overview

We are a leading company in the consumer lawn and garden market in the United States and offer both premium and value-oriented branded products. We market and produce a broad array of premium brands, including Pennington, The Rebels, AMDRO, Grant’s, Lilly Miller, Ironite, Sevin, Over’n Out, Norcal Pottery, New England Pottery, GKI/Bethlehem Lighting and Matthews Four Seasons. We also market and produce value brands that offer products comparable in quality to premium brands at lower prices, including Wal*Mart’s private label brand. In addition, Garden Products operates a sales and logistics network that strategically supports its brands. In fiscal 2006, Garden Products accounted for $802 million of our consolidated net sales and $57 million of our consolidated income from operations before corporate expenses and eliminations.

Industry Background

We believe that gardening is one of the most popular leisure activities in the United States, with approximately 80% of all U.S. households, or an estimated 85 million households, participating in one or more lawn and garden activities in 2005. We estimate the retail sales of the lawn and garden supplies industry in the categories in which we participate to be approximately $27 billion. We believe that the industry will continue to grow over the next several years due to favorable demographic trends. The key demographic bolstering our lawn and garden market is the growth rate in the number of adults over age 55, who are more likely to be “empty nesters” and have more disposable income and leisure time available for garden activities. As the baby boom generation ages, this segment is expected to grow faster than the total population. According to U.S. census data, the 55-64 age group is expected to grow at a compound annual growth rate of approximately 4% through 2010. We believe that this demographic should increase the number of lawn and garden product users.

Lawn and garden products are sold to consumers through a number of distribution channels, including home centers, mass merchants, independent nurseries and hardware stores. Home and garden centers and mass merchants often carry one or two premium products and one value brand. Due to the rapid expansion of mass merchants and home and garden centers in the last 15 years, the concentration of purchasing power for the lawn and garden category has increased dramatically. We expect the growth of home and garden centers, such as Home Depot and Lowe’s, and mass merchants, such as Wal*Mart, to continue to concentrate industry distribution.

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

Grass Seed. We are a leading marketer and producer of numerous mixtures and blends of cool and warm season turf grass for both the residential and professional markets, as well as forage and wild game seed mixtures. We sell these products under the Pennington Seed, Pennington, Penkoted, Max-Q, ProSelect, Tournament Quality, MasterTurf, The Rebels and Palmer’s Pride brand names. We also produce private label brands of grass seed, including Wal*Mart’s private label grass seed. The Pennington grass seed manufacturing facilities are some of the largest and most modern seed conditioning facilities in the industry.

Wild Bird Products. We are a leading marketer and producer of wild bird feed, bird feeders, bird houses and other birding accessories in the United States. These products are sold primarily under the Pennington brand name. Our wild bird feed is treated with Bird-Kote, a nutritious coating made up of vegetable oil fortified with oil-soluble vitamins and elements needed by wild birds.

Lawn and Garden Chemicals. We are a leading marketer of lawn and garden weed, moss and insect control products. We sell these products under the Knockout, Strike, Lilly Miller, Maxide, Alaska Fish Fertilizer, IMAGE, Sevin, Over’n Out! and RooTone brand names and the Eliminator private label for Wal*Mart. We are also a leading marketer of fire ant bait, sold primarily in the southern United States, under the AMDRO brand name. In addition, we market ant baits, animal repellents and garden aid products under the Grant’s brand name. Finally, we manufacture several lines of lawn and garden fertilizers and soil supplements, in granular and liquid form, under the Pennington, Pro Care, Ironite and other private and controlled labels.

Decorative Patio and Garden Products. We are a leading marketer of decorative indoor and outdoor pottery products in the United States. We sell these products under the Norcal Pottery and New England Pottery brand names which include terra cotta, stoneware, ceramic and porcelain pots. We also market seasonal Christmas products and lighting under the brand name GKI/Bethlehem Lighting and we manufacture a complete line of wooden garden products, including planters, barrel fountains, arbors and trellises that are sold under the Matthews Four Seasons brand name.

Sales and Logistics Network

Our sales and logistics network, consisting of 23 facilities, exists primarily to promote our proprietary brands and provides us with key access to retail stores for our branded products, acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick responses to changing customer and retailer preferences, rapid deployment and feedback for new products, immediate exposure for acquired brands and comprehensive and strategic information. The network also sells other manufacturers’ brands of lawn and garden supplies and combines these products with our branded products into single shipments enabling our independent customers to deal with us on a cost-effective basis to meet their lawn and garden supplies requirements.

Sales and Marketing

The marketing strategy for our premium products is focused on meeting consumer needs through innovation, upscale packaging, quality and retail shelf placement. The marketing strategy for our value products is focused on promotion of the quality and efficacy of our value brands at a lower cost relative to premium brands. Our customers include retailers, such as mass merchants, home improvement centers, independent lawn and garden nurseries and drug and grocery stores, and professional end users. Sales to Wal*Mart represented approximately 29%, 30% and 31% sales to Home Depot represented approximately 15% and sales to Lowe’s represented approximately 15% of Garden Products’ sales in fiscal 2006, 2005 and 2004, respectively.

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

Purchasing

Most of the raw materials purchased by Garden Products are acquired from a number of different suppliers. The key ingredients in our fertilizer and insect and weed control products are various commodity and specialty chemicals including phosphates, urea potash, herbicides, insecticides and fungicides. Garden Products obtains grass seed from various sources. The principal raw materials required for Pennington’s wild bird feed manufacturing operations are bulk commodity grains, including millet, milo and sunflower seeds, which are generally purchased from large national commodity companies and local grain cooperatives. Garden Products obtains its raw materials from various sources, which it presently considers to be adequate. No one source is considered to be essential to Garden Products. In order to ensure an adequate supply of seed to satisfy expected production volume, Pennington enters into contracts up to five years in advance to purchase a portion of its grass seed requirements at future dates by fixing the quantity, and often the price, at the commitment date. Although we have never experienced a severe interruption of supply, we are exposed to price risk with respect to the portion of our supply which is not covered by forward contracts with a fixed price. In 2006, crop yields for grass seed and for the primary components of wild bird feed were adversely impacted by drought conditions in key growing regions of the Untied States. In addition, supply of these raw materials has been decreasing as farmers shift to corn-based crops for the production of ethanol. The increase in costs caused by significantly reduced supply of these raw materials is expected to negatively impact our fiscal 2007 operating income by $8-10 million. For more information, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A – Risk Factors.”

Competition

The lawn and garden products industry is highly competitive. Our lawn and garden products compete against national and regional products and private label products produced by various suppliers. Our turf and forage grass seed products, fertilizers, pesticides and combination products compete principally against products marketed by The Scotts Miracle-Gro Company. Scotts’ dominant position in the lawn and garden industry is a significant competitive disadvantage for our similar garden products. In addition, the United Industries division of Spectrum Brands is a strong competitor with a broad product line. Garden Products competes primarily on the basis of its premium and value brands, quality, service, price, low cost manufacturing and strong brand names. Garden Products’ sales and logistics operations also compete with a large number of smaller local and regional distributors, with competition based on price, service and personal relationships.

Significant Customers

Wal*Mart, our largest customer, represented approximately 17% of our total company net sales in fiscal 2006, 19% in fiscal 2005 and 20% in fiscal 2004 and represented approximately 29% of Garden Products’ net sales in fiscal 2006, 30% in fiscal 2005 and 31% in fiscal 2004. Sales to Home Depot represented approximately 15% of Garden Products’ net sales in fiscal 2006, 2005 and 2004. Sales to Lowe’s represented approximately 15% of Garden Products’ net sales in fiscal 2006, 13% in fiscal 2005 and 12% in fiscal 2004. PETsMART represented approximately 10% of Pet Products’ net sales in fiscal 2006, 2005 and 2004. PETCO is also a significant customer. No customer other than Wal*Mart represented more than 10% of our consolidated net sales in 2006, 2005 or 2004.

Patents and Other Proprietary Rights

Our branded products companies hold numerous patents in the United States and in other countries and have several patent applications pending in the United States and in other countries. We consider the development of patents through creative research and the maintenance of an active patent program to be advantageous in the conduct of our business, but we do not regard the holding of any particular patent as essential to our operations.

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

Employees

As of September 30, 2006, we had approximately 4,865 employees of which approximately 4,670 were full-time employees and 195 were temporary or part-time employees. We also hire substantial numbers of additional temporary employees for the peak lawn and garden shipping season of February through June to meet the increased demand experienced during the spring and summer months. The majority of our temporary employees are paid on an hourly basis. Except for certain employees at a Kaytee facility in Rialto, California, none of our employees is represented by a labor union. We consider our relationships with our employees to be good.

Environmental and Regulatory Considerations

Many of the products that we manufacture or distribute are subject to local, state, federal and foreign laws and regulations relating to environmental matters. Such regulations are often complex and are subject to change. In the United States, all products containing pesticides must be registered with the United States Environmental Protection Agency (the “EPA”), and in many cases, similar state and/or foreign agencies, before they can be sold. Fertilizer and growing media products are also subject to state and foreign labeling regulations. Grass seed is also subject to state, federal and foreign labeling regulations.

The Food Quality Protection Act, enacted by the U.S. Congress in August 1996, establishes a standard for food-use pesticides, which is that a reasonable certainty that no harm will result from the cumulative effect of pesticide exposures. Under this Act, the EPA is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in our products, which are also used on foods, will be evaluated by the EPA as part of this non-dietary exposure risk assessment.

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

Executive Officers

The following table sets forth the name, age and position of our executive officers as of December 1, 2006.

Name	Age	Position
William E. Brown	65	Chairman of the Board

Glenn W. Novotny	59	President, Chief Executive Officer and Director

Stuart W. Booth	55	Executive Vice President, Chief Financial Officer and Secretary

James V. Heim	52	President, Pet Products Division

Bradley P. Johnson	44	President, Garden Products Division

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

With the growing trend towards retail trade consolidation, we are increasingly dependent upon key retailers whose bargaining strength is growing. Our business may be negatively affected by changes in the policies of our retailers, such as inventory destocking, limitations on access to shelf space, price demands and other conditions. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and to more closely anticipate demand, which could in the future require the carrying of additional inventories and an increase in our working capital and related financing requirements.

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

Wal*Mart, our largest customer, accounted for approximately 17% of our net sales in fiscal 2006, 19% in fiscal 2005 and 20% in fiscal 2004. In addition, Home Depot, Lowe’s, PETsMART and PETCO are also significant customers although each accounted for less than 10% of our net sales and, together with Wal*Mart, accounted for approximately 40% of our net sales in fiscal 2006, 42% in fiscal 2005 and 43% in fiscal 2004. The market share of each of these key retailers has increased during recent years and may continue to increase in future years.

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

Our financial results depend to some extent on the cost of raw materials and our ability to pass along increases in these costs to our customers. In particular, our Pennington and Kaytee subsidiaries are exposed to fluctuations in market prices for commodity seeds and grains used to produce bird feed. Historically, market prices for commodity seeds and grains have fluctuated in response to a number of factors, including changes in United States government farm support programs, changes in international agricultural and trading policies and weather conditions during the growing and harvesting seasons. In the event of any increases in raw materials costs, we are required to increase sales prices to avoid margin deterioration.

To mitigate our exposure to changes in market prices, we enter into purchase contracts for grains, bird feed and grass seed to cover up to approximately one-third of the purchase requirements for a selling season. Since these contracts cover only a portion of our purchase requirements, as market prices for grains increase, our cost of production increases as well. In contrast, if market prices for grains decrease because of a lack of demand, we may end up purchasing grains and seeds pursuant to the purchase contracts at prices above market. In 2006, crop yields for grass seed and for the primary components of wild bird feed, notably sunflower, milo and millet, were adversely impacted by drought conditions in key growing regions of the United States. Supply has been further limited as more and more farmers shift to corn-based crops for the production of ethanol. During the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007, prices for some of our key crops increased substantially. We are currently negotiating price increases with our retailers; however, we cannot assure you as to the timing or extent of our ability to implement price adjustments in the current context of rising costs or in the event of increased costs in the future. We also cannot predict to what extent price increases may negatively affect our sales volume. The current increase in grain costs is expected to have a negative impact on fiscal 2007 operating income by $8-10 million.

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

We have completed numerous acquisitions since 1997 and intend to grow through the acquisition of additional companies. We completed six acquisitions in fiscal 2004 and three in fiscal 2005. In fiscal 2006, we completed five acquisitions, including, the acquisition of Farnam Companies, Inc. for an initial purchase price of approximately $291 million. Farnam constituted a significant acquisition for us.

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

Because our lawn and garden products are used primarily in the spring and summer, Garden Products’ business is seasonal. In fiscal 2006, approximately 61% of Garden Products’ net sales and 56% of our total net sales occurred during our second and third fiscal quarters. Substantially all of Garden Products’ operating income is generated in this period. Our working capital needs and our borrowings generally peak in our second fiscal quarter because we are generating fewer revenues while incurring expenses in preparation for the spring selling season. If cash on hand and borrowings under our credit facilities are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business.

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

We expect to continue to experience variability in our net sales, net income and cash flow on a quarterly basis. Factors that may contribute to this variability include:

•	fluctuations in prices of commodity grains;

•	weather conditions during peak gardening seasons and seasonality;

•	shifts in demand for lawn and garden products;

•	shifts in demand for pet products;

•	changes in product mix, service levels and pricing by us and our competitors;

•	the effect of acquisitions, including the costs of acquisitions that are not completed; and

•	economic stability of retailers.

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

In the last few years, energy prices have risen dramatically, which has resulted in increased fuel costs for our businesses and raw materials costs for our branded products. Rising energy prices could adversely affect consumer spending and demand for our products and increase our operating costs, both of which would reduce our sales and operating income.

We are implementing a new enterprise resource planning information technology system that will result in an increase in IT spending over the next several years.

In fiscal 2005, we began incurring costs associated with designing and implementing a new company-wide enterprise resource planning software system with the objective of gradually migrating to the new system over the following four fiscal years. Upon completion, this new system will replace our numerous existing accounting and financial reporting systems, most of which we obtained through our various business acquisitions. We have invested approximately $15 million in fiscal 2006 and fiscal 2005 (on a combined basis) in this initiative and anticipate investing an additional $25 million as we continue to implement the system over the next three years. If we do not complete the implementation of the project timely and successfully, we may experience, among other things, additional costs associated with completing this project and a delay in realizing the projected reduction in operating costs. All of this may also result in a distraction of management’s time, diverting their attention from our existing operations and strategy.

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

We are a party to certain legal proceedings, including litigation arising from a fire that destroyed our Phoenix, Arizona facility. We are currently unable to determine the total expense or possible loss, if any, that may ultimately be incurred in the resolution of our legal proceedings. Regardless of the ultimate outcome of our legal proceedings, they could result in significant diversion of time by our management. The results of our pending legal proceedings, including any potential settlements, are uncertain and we cannot assure you that the outcome of these disputes will not adversely affect our operating results or future cash flows. See “Item 3 – Legal Proceedings.”

Our Chairman, through his holdings of our Class B stock, could greatly influence control of Central, which may discourage potential acquisitions of our business and could have an adverse effect on the market price of our common stock.

Holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast and each share of Class B stock is convertible at any time into one share of our common stock. Holders of our common stock are entitled to one vote for each share owned. As of December 1, 2006, William E. Brown, our Chairman, had beneficial ownership of 1,600,459 shares of our Class B stock (out of a total of 1,652,262 outstanding shares) and 83,983 shares of our common stock and thereby controlled approximately 42% of the voting power of our capital stock. Accordingly, except to the extent that a class vote of the common stock is required by applicable law, he can effectively control all matters requiring stockholder approval, including the election of our directors, and can exert substantial control over our management and policies. The disproportionate voting rights of our common stock and Class B stock and Mr. Brown’s substantial holdings of Class B stock could have an adverse effect on the market price of our common stock. Also, such disproportionate voting rights and Mr. Brown’s controlling interest may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our common stockholders, which could thereby deprive holders of common stock of an opportunity to sell their shares for a “take-over” premium.

The Company has authorized the issuance of up to 100,000,000 shares of nonvoting common stock and 999,900 shares of preferred stock, which may discourage potential acquisitions of our business and could have an adverse effect on the market price of our common stock.

Pursuant to our Fourth Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue up to 100,000,000 shares of our nonvoting Class A common stock and up to 999,900 additional shares of preferred stock (100 shares of preferred stock are currently outstanding) without seeking the approval or consent of the Company’s shareholders, unless required by The Nasdaq Global Market (formerly known as the Nasdaq National Market). Although the issuance of the nonvoting Class A common stock would not dilute the voting rights of the existing stockholders, it could have a dilutive effect on the economic interest of currently outstanding shares of common stock and Class B stock similar to the dilutive effect of subsequent issuances of ordinary common stock. The issuance of the preferred stock could, depending on the rights and privileges designated by the Board with respect to the issuance of any particular series, have a dilutive effect on either or both the voting and economic interests of the common stock and Class B stock. In addition, the disproportionate voting rights of our common stock, preferred stock, Class B stock and Class A common stock, and the ability of the Board to issue the Class A common stock and the preferred stock to persons friendly to current management, may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our common stockholders, which could thereby deprive holders of common stock of an opportunity to sell their shares for a “take-over” premium.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently operate 34 manufacturing facilities totaling approximately 4,037,889 square feet and 34 sales and logistics facilities totaling approximately 4,127,482 square feet. Most sales and logistics centers consist of office and warehouse space, and several large bays for loading and unloading. Each sales and logistics center provides warehouse, distribution, sales and support functions for its geographic area. Our executive offices are located in Walnut Creek, California.

The table below lists Pet Products’ manufacturing and sales and logistics facilities:

Location	Type of Facility	Owned or Leased
Phoenix, AZ	Sales and Logistics	Leased
Carson, CA	Manufacturing	Leased
Irwindale, CA	Manufacturing	Leased
Rialto, CA	Manufacturing	Owned
Sacramento, CA	Sales and Logistics	Leased
Santa Fe Springs, CA	Sales and Logistics	Leased
Aurora, CO	Sales and Logistics	Leased
Tampa, FL	Sales and Logistics	Leased
Acworth, GA	Manufacturing	Leased
Norcross, GA	Sales and Logistics	Leased
Elk Grove Village, IL	Manufacturing	Leased
Council Bluffs, IO	Manufacturing	Owned
Omaha, NE	Manufacturing	Owned
Asbury Park, NJ	Manufacturing	Leased
Mahwah, NJ	Sales and Logistics	Leased
Neptune City, NJ	Manufacturing	Leased
Neptune City, NJ	Manufacturing	Owned
Hauppauge, NY	Manufacturing	Leased
Hauppauge, NY	Manufacturing	Owned
Cressona, PA	Manufacturing	Owned
Dallas, TX	Manufacturing	Owned
Dallas, TX	Manufacturing	Leased
Houston, TX	Sales and Logistics	Leased
Algona, WA	Sales and Logistics	Leased
Chilton, WI	Manufacturing	Owned
Franklin, WI	Manufacturing	Owned
Dorking Surrey, UK	Sales and Logistics	Leased
Somerset, UK	Sales and Logistics	Leased

The table below lists Garden Products’ manufacturing and sales and logistics facilities:

Location	Type of Facility	Owned or Leased
Cullman, AL	Sales and Logistics	Owned
Roll, AZ	Manufacturing	Owned
Yuma, AZ	Manufacturing	Leased
El Centro, CA	Manufacturing	Owned
Ontario, CA	Sales and Logistics	Leased
Richmond, CA	Sales and Logistics	Leased
Sacramento, CA	Sales and Logistics	Leased
San Leandro, CA	Manufacturing	Leased
San Leandro, CA	Sales and Logistics	Leased
Santa Fe Springs, CA	Sales and Logistics	Leased
Stockton, CA	Manufacturing	Leased
Longmont, CO	Manufacturing	Owned
Clearwater, FL	Manufacturing	Leased
Orlando, FL	Sales and Logistics	Leased
Covington, GA	Sales and Logistics	Leased
Eatonton, GA	Manufacturing	Owned
Madison, GA (2)	Manufacturing	Owned
Madison, GA	Manufacturing	Leased
Madison, GA	Sales and Logistics	Owned
Madison, GA	Sales and Logistics	Leased
Munster, IN	Sales and Logistics	Leased
Foxboro, MA	Sales and Logistics	Leased
Taunton, MA	Sales and Logistics	Leased
Laurel, MD	Sales and Logistics	Leased
Bolivar, MO	Manufacturing	Leased
Greenfield, MO	Sales and Logistics	Owned
Greenfield, MO (2)	Manufacturing	Owned
Winston-Salem, NC	Sales and Logistics	Leased
Sidney, NE	Manufacturing	Owned
Saddle Brook, NJ	Sales and Logistics	Leased
Peebles, OH	Manufacturing	Owned
Lebanon, OR	Manufacturing	Owned
Portland, OR	Sales and Logistics	Leased
Columbia, SC	Sales and Logistics	Owned
Columbia, SC	Sales and Logistics	Leased
Grand Prairie, TX	Sales and Logistics	Leased
Houston, TX	Sales and Logistics	Leased
Kenbridge, VA	Sales and Logistics	Leased

We lease 14 of our manufacturing facilities and 30 of our sales and logistics facilities. These leases generally expire between 2007 and 2020. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. The facilities we own are subject to major encumbrances under our principal credit facility. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks and warehousing, transportation and computer equipment.

Item 3. Legal Proceedings

Phoenix Fire – On August 2, 2000, a fire destroyed our leased warehouse space in Phoenix, Arizona, and an adjoining warehouse space leased by a third party. At the time of the fire, we maintained property insurance covering losses to the leased premises, our inventory and equipment, and loss of business income. We also maintained liability insurance providing $52 million of coverage (with no deductible), plus additional coverage for any amount of pre-judgment interest that we might be obligated to pay.

On July 31, 2001, the adjoining warehouse tenant, Cardinal Health, and its insurers (the “Cardinal Plaintiffs”), filed a lawsuit against us and other parties in the Superior Court of Arizona, Maricopa County. The Cardinal Plaintiffs sought to recover from us, Arch Chemical Company (“Arch”) and others approximately $60 million in compensatory damages, plus pre-judgment interest and punitive damages. See Cardinal Health Inc., et al. v. Central Garden & Pet Company, et al., Civil Case No. CV2001-013152.

On January 25, 2006, we and our insurers, along with Arch and its insurers, entered into a Stipulation for Settlement with the Cardinal Plaintiffs. On March 10, 2006, the parties executed the final settlement documentation. The terms of the settlement are confidential, and the amounts which we and Arch were each required to contribute to the settlement were determined in an arbitration proceeding, which concluded on August 11, 2006. Our ultimate payment obligation towards the settlement with the Cardinal Plaintiffs was paid entirely by our insurers.

Local residents also filed a purported class action lawsuit alleging claims for bodily injury and property damages as a result of the fire. The residents’ lawsuit has now been settled as to all parties, and has received Court approval. As part of the settlement, our liability insurers paid $7,825,000 on our behalf in May 2004.

The warehouse owner, B&L, and its insurer (the “B&L Plaintiffs”), as well as several nearby businesses, also filed lawsuits for property damage and business interruption, which were coordinated with the Cardinal Plaintiffs’ lawsuit. The lawsuits by nearby businesses have been dismissed, or settled with payments from our insurers. On October 16, 2006, an agreement in principle was reached for the settlement of the B&L lawsuit. The terms of the settlement are confidential and the parties are still preparing the final settlement documentation. Our insurers have agreed to pay the entire amount of the settlement to the B&L Plaintiffs. We have not recognized any liability in this regard as of September 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

(a) A special meeting of our shareholders was held on September 28, 2006.

(b) Not applicable.

(c) At the meeting, our stockholders approved the amendment of our Certificate of Incorporation to authorize the issuance of 100,000,000 shares of non-voting Class A common stock.

Set forth below is the tabulation with respect to the matter voted on at the meeting:

	Common	Class B
For	12,159,931	1,570,459

Against or Withheld	8,696,197	0

Abstain	3,922	0

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq Global Market (formerly known as the Nasdaq National Market) under the symbol CENT since our initial public offering on July 15, 1993. The following table sets forth, for the periods indicated, the highest and lowest closing sale prices for our common stock, as reported by the Nasdaq National Market.

	High	Low
Fiscal 2005
First Quarter	$40.95	$29.73
Second Quarter	46.62	38.55
Third Quarter	49.20	40.26
Fourth Quarter	54.82	43.50

Fiscal 2006
First Quarter	$47.06	$41.05
Second Quarter	54.67	45.94
Third Quarter	54.60	39.88
Fourth Quarter	49.84	37.41

As of December 1, 2006, there were approximately 176 holders of record of our common stock and seven holders of record of our Class B stock. As of December 1, 2006, none of our Class A nonvoting common stock had been issued.

We have not paid any cash dividends on our common stock in the past. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our credit facilities and senior subordinated notes restrict our ability to pay dividends. See Note 7 of the notes to our consolidated financial statements.

Except as set forth in the table below, we did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended September 30, 2006.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 25 – July 29, 2006	241,593	$41.45	241,593	$89,986,000
July 30 – August 26, 2006	—	—	—	$89,986,000
August 27 – September 30, 2006	—	—	—	$89,986,000

Total	241,593	$41.45	241,593	$89,986,000

Item 6. Selected Financial Data

The following selected statement of operations and balance sheet data as of and for the fiscal years ended September 28, 2002, September 27, 2003, September 25, 2004, September 24, 2005 and September 30, 2006 have been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto in “Item 8 – Financial Statements and Supplementary Data” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Fiscal Year Ended
	September 28, 2002	September 27, 2003	September 25, 2004	September 24, 2005	September 30, 2006 (4)
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales (1)	$1,077,780	$1,145,001	$1,266,526	$1,380,644	$1,621,531
Cost of goods sold and occupancy	757,437	811,562	882,227	937,989	1,086,219

Gross profit	320,343	333,439	384,299	442,655	535,312
Selling, general and administrative expenses	267,579	261,098	302,227	342,526	398,510

Income from operations	52,764	72,341	82,072	100,129	136,802
Interest expense, net	(14,608)	(19,202)	(17,753)	(20,660)	(37,670)
Other income	5,548	2,522	2,023	4,576	3,083

Income before income taxes, cumulative effect of accounting change and minority interest	43,704	55,661	66,342	84,045	102,215
Income taxes	15,159	21,020	24,992	30,258	35,791

Income before cumulative effect of accounting change and minority interest	28,545	34,641	41,350	53,787	66,424
Cumulative effect of accounting change, net of tax (2)	(112,237)	—	—	—	—
Minority interest	—	—	—	—	890

Net income (loss)	$(83,692)	$34,641	$41,350	$53,787	$65,534

Basic income (loss) per common equivalent share:
Before cumulative effect of accounting change	$1.54	$1.79	$2.06	$2.58	$2.90
Cumulative effect of accounting change, net of tax (2)	(6.04)	—	—	—	—

Basic income (loss) per common equivalent share	$(4.50)	$1.79	$2.06	$2.58	$2.90

Diluted income (loss) per common equivalent share:
Before cumulative effect of accounting change	$1.44	$1.73	$1.99	$2.50	$2.85
Cumulative effect of accounting change, net of tax (2)	(4.88)	—	—	—	—

Diluted income (loss) per common equivalent share	$(3.44)	$1.73	$1.99	$2.50	$2.85

Weighted average shares used in the computation of income (loss) per common equivalent share:
Basic	18,581	19,327	20,036	20,813	22,611
Diluted	23,009	20,081	20,801	21,526	23,018

	Fiscal Year Ended
	September 28, 2002	September 27, 2003	September 25, 2004	September 24, 2005	September 30, 2006
	(in thousands)
Other Data:
Depreciation and amortization	$17,616	$17,878	$18,516	$19,600	$23,957
Capital expenditures	$10,907	$17,958	$18,264	$18,676	$47,589
Cash from operating activities	$72,813	$51,202	$64,414	$57,659	$95,166
Cash used in investing activities	$(10,907)	$(22,572)	$(192,147)	$(65,808)	$(427,721)
Cash from (used in) financing activities	$(59,314)	$38,090	$62,214	$25,085	$332,239
Ratio of earnings to fixed charges (3)	3.81	3.59	4.36	4.24	3.31

	September 28, 2002	September 27, 2003	September 25, 2004	September 24, 2005	September 30, 2006
	(in thousands)
Balance Sheet Data:
Cash	$10,884	$77,604	$12,221	$28,792	$28,406
Working capital	154,017	302,865	292,954	343,460	427,398
Total assets	731,957	829,098	960,197	1,056,349	1,533,823
Total debt	212,899	250,253	305,800	323,064	568,449
Shareholders’ equity	377,508	425,096	479,796	547,178	727,359

(1)	See Management’s Discussion and Analysis of Financial Condition and Results of Operations herein for a discussion of fluctuations in operating results related to internal growth and business acquisitions for fiscal years 2005 and 2006.
(2)	The cumulative effect of accounting change in fiscal year 2002 related to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” as described in Note 5 of the notes to the consolidated financial statements.
(3)	For the purposes of determining the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes and cumulative effect of accounting change, excluding income and losses associated with equity method investees, and before fixed charges. Fixed charges consist of interest expense, the portion of rental expense under operating leases deemed by management to be representative of the interest factor and amortization of deferred financing costs.
(4)	Fiscal year 2006 included 53 weeks; fiscal years 2002-2005 included 52 weeks.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in forward-looking statements. See “Forward-Looking Statements” and “Item 1A – Risk Factors.”

Overview

Central Garden & Pet is a leading innovator, marketer and producer of quality branded products. We are one of the largest suppliers in the lawn and garden and pet supplies industries. The total lawn and garden industry is estimated to be approximately $95 billion in retail sales. We estimate the retail sales of the lawn and garden supplies industry in the categories in which we participate to be approximately $27 billion. The total pet industry is estimated to be approximately $36 billion in retail sales. We estimate the retail sales of the pet supplies and ultra-premium dog and cat food market in the categories in which we participate to be approximately $13 billion.

Our lawn and garden supplies products include: proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, ant and other herbicide, insecticide and pesticide products; and decorative outdoor lifestyle and lighting products including pottery, trellises and other wood products and holiday lighting. These products are sold under a number of brand names including Pennington, The Rebels, AMDRO, Grant’s, Lilly Miller, Ironite, Sevin, Over’n Out, Norcal Pottery, New England Pottery, GKI/Bethlehem Lighting and Matthews Four Seasons.

Our pet supplies products include: products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, ultra-premium dog and cat food, leashes, collars, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under a number of brand names including All-Glass Aquarium, Aqueon, RZilla, Oceanic, Coral Life, Kent Marine, Interpet, TFH, Nylabone, Four Paws, Pet Select, Kaytee, Super Pet, Zodiac, Pre Strike, Altosid, Breeder’s Choice, Farnam, Adams and BioSpot.

In fiscal 2006, our consolidated net sales were $1.6 billion, of which our lawn and garden segment, or Garden Products, accounted for $802 million and our pet segment, or Pet Products, accounted for $819 million. In fiscal 2006, our income from operations was $136.8 million of which Garden Products accounted for $57.5 million and Pet Products accounted for $104.5 million, before corporate expenses and eliminations of $25.2 million.

Background

We have transitioned our company to a leading marketer and producer of branded products from a traditional pet and lawn and garden supplies distributor. We made this transition because we recognized the opportunity to build a portfolio of leading brands and improve profitability by capitalizing on our knowledge of the pet and lawn and garden supplies sectors, strong relationships with retailers and nationwide sales and logistics network. Our goal was to diversify our business and improve operating margins by establishing a portfolio of leading brands. Since 1997, we have acquired numerous branded product companies and product lines, including Wellmark and Four Paws in fiscal 1997; Kaytee Products, TFH and Pennington Seed in fiscal 1998; Norcal Pottery in fiscal 1999; AMDRO and All-Glass Aquarium in fiscal 2000; Lilly Miller in fiscal 2001; Alaska Fish Fertilizer in fiscal 2002; Kent Marine, New England Pottery, Interpet, KRB Seed Company, (dba Budd’s Seed), and Energy Savers Unlimited in fiscal 2004; Pets International and Gulfstream Home & Garden in fiscal 2005; and Farnam, Breeder’s Choice, Tech Pac, Ironite and Shirlo in fiscal 2006.

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

Virtually all of our sales before fiscal 1997 were derived from distributing other manufacturers’ products. Since then, our branded product sales have grown to approximately $1.3 billion, or approximately 82% of total sales, in fiscal 2006. During this same period, our sales of other manufacturers’ products have declined to approximately 18% of total sales, and our gross profit margins have improved from 13.6% in fiscal 1996 to 33.0% in fiscal 2006.

Recent Developments

TFH Settlement

On March 24, 2006, the trial court entered a final judgment in the TFH Publications, Inc. litigation awarding us $26.6 million. On May 23, 2006, the parties agreed to a settlement of all outstanding claims pursuant to which the Axelrods paid us $26 million. We recorded a gain as a reduction of selling, general and administrative expenses, where the related legal amounts previously expensed were reported, in the amount of $9.9 million after applying approximately $16.1 million to the balance of the promissory note evidencing a prior loan by us to the Axelrods and other related amounts previously accrued, and recognized interest income of $1.0 million.

Entry into Senior Secured Credit Facilities

On February 28, 2006, we entered into $650 million in senior secured credit facilities to finance the Farnam acquisition and to refinance our existing $125 million revolving credit facility maturing in May 2008 and our existing $175 million term loan maturing in May 2009. The new credit facilities consist of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. These facilities are secured by substantially all of our assets and contain certain financial covenants that require us to maintain minimum levels of interest coverage and maximum levels of total debt to EBITDA, and that restrict our ability to repurchase our stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the facilities.

Pet Products Reorganization

Throughout fiscal 2005 and fiscal 2006, we have been streamlining our operating structure into five strategic operating units within our pet products segment: Aquatics; Dog & Cat; Avian & Small Animal; Life Sciences; and Sales & Logistics. The creation of these strategic operating units, we believe, will create scalable efficient operating platforms, more effective research and development and brand building initiatives, facilitate interaction with retailers and enable us to more seamlessly integrate potential future acquisitions. We incurred $6.4 million in costs in fiscal 2006 related to these reorganization activities.

Investments in Information Technology

We are in the process of implementing a scalable enterprise-wide information technology platform to improve existing operations, to support future growth and to enable us to take advantage of new applications and technologies. This initiative will combine our numerous information systems into one SAP-based enterprise system that employs best practices from across our operating units and creates both a common business model and a system for the collection of common data. We invested approximately $15 million in fiscal 2006 and fiscal 2005 (on a combined basis) in this initiative and anticipate investing an additional $25 million in implementation over the next three years.

Recent Acquisitions

We completed five acquisitions during the fiscal year ended September 30, 2006, for a total purchase price of $380.7 million.

These acquisitions are summarized as follows (in thousands):

Net tangible assets acquired	$104,016
Other intangible assets acquired	87,449
Goodwill	189,225

Total consideration paid (including transaction costs)	$380,690

The consolidated financial statements include the effects of these acquired businesses from the dates of acquisition. In the aggregate, in fiscal 2006 these acquisitions contributed $160 million in revenue and $25 million in operating income.

Pro forma results of operations have not been presented for any of the acquisitions except for Farnam because the effects of all of the other acquisitions were not material to Central’s operating results either individually, or in the aggregate.

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	Fiscal Year Ended
	September 25, 2004	September 24, 2005	September 30, 2006
Net sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy	69.7	67.9	67.0

Gross profit	30.3	32.1	33.0
Selling, general and administrative	23.8	24.8	24.6

Income from operations	6.5	7.3	8.4
Interest expense, net	(1.4)	(1.5)	(2.3)
Other income	0.2	0.3	0.2
Income taxes	(2.0)	(2.2)	(2.2)
Minority interest	0.0	0.0	(0.1)

Net income	3.3%	3.9%	4.0%

Fiscal 2006 Compared to Fiscal 2005

Net Sales

Net sales for fiscal 2006 increased $240.9 million, or 17.4%, to $1,621.5 million from $1,380.6 million in fiscal 2005. This was due to a $244.4 million, or 22.6%, increase in our branded product sales partially offset by a $3.5 million decrease in the sales of other manufacturers’ products. Incremental net sales in 2006 related to acquisitions made in fiscal 2005 and 2006 were $174.4 million and $66.5 million were related to organic sales growth. Sales of our own branded products represented 82% of our total sales in fiscal 2006. In addition, fiscal 2006 included an extra week as compared to fiscal 2005.

Garden Products’ sales for fiscal 2006 increased $60.9 million, or 8.2%, to $802.4 million from $741.5 million in fiscal 2005. In fiscal 2006, our garden branded product sales increased $73.0 million, partially offset by a $12.1 million decrease in the sales of other manufacturers’ products. The largest factors contributing to the sales increase of our garden branded products were incremental net sales from acquisitions made in fiscal 2005 and 2006 of $28.6 million and increased grass seed sales of $17.3 million.

Pet Products’ sales for fiscal 2006 increased $180.0 million, or 28.2%, to $819.1 million from $639.1 million in fiscal 2005. Pet branded product sales increased to $664.6 million in fiscal 2006 from $493.2 million in fiscal 2005, and sales of other manufacturers’ products increased to $154.5 million in fiscal 2006 from $145.9 million in fiscal 2005. The increased sales of our pet branded products were due primarily to $145.8 million of incremental net sales from acquisitions made in fiscal 2005 and 2006.

Gross Profit

Gross profit increased $92.7 million, or 20.9%, from $442.6 million in fiscal 2005 to $535.3 million in fiscal 2006. Gross profit increased $75.0 million in Pet Products and $17.7 million in Garden Products. Gross profit as a percentage of net sales increased to 33.0% in fiscal 2006 from 32.1% in fiscal 2005. The majority of the margin improvement was in Pet Products. The margin improvement in both Pet Products and Garden Products was due to the higher margins earned from businesses acquired in fiscal 2006. We anticipate continued margin improvement in fiscal 2007 due primarily to the contribution from acquisitions and higher margin branded products, partially offset by rising commodity grain costs in our wild bird feed operations.

Selling, General and Administrative

Selling, general and administrative expenses increased $56.0 million, or 16.4%, from $342.5 million in fiscal 2005 to $398.5 million in fiscal 2006. The increase was due primarily to increased selling and delivery expenses and increased administrative costs. As a percentage of net sales, selling, general and administrative expenses decreased from 24.8% during fiscal 2005 to 24.6% during fiscal 2006. Included in selling, general and administrative expenses for fiscal year 2006 is a gain of $9.9 million from the TFH Settlement (see “Recent Developments”). Selling, general and administrative expenses in fiscal 2006 also included $9.9 million of additional expenses resulting from our investment in brand building and strategic work. Over half of the funds were expended on brand building initiatives largely to accelerate the rollout of several of our brands and to create greater consumer awareness. The balance of the proceeds was invested in new growth initiatives and human capital initiatives. We also incurred $6.8 million of restructuring expenses related to our profit acceleration program to realign our business unit operating structure and rationalize costs. We expect to incur further restructuring expenses in fiscal 2007.

Selling and delivery expenses increased by $39.1 million, or 22.1%, from $176.9 million in fiscal 2005 to $216.0 million in fiscal 2006. The increase was due primarily to increased sales in fiscal 2006, increased expenditures on marketing programs and increased fuel cost. Selling and delivery expenses as a percentage of net sales increased from 12.8% in fiscal 2005 to 13.3% in fiscal 2006.

Facilities expenses increased $1.7 million from $11.0 million in fiscal 2005 to $12.7 million in fiscal 2006. The increase was due primarily to facility relocation costs incurred as part of our previously announced restructuring program within Garden Products and new leases with additional square footage in Pet Products.

Warehouse and administrative expenses increased $15.2 million, or 9.8%, from $154.6 million in fiscal 2005 to $169.8 million in fiscal 2006. The increase was due primarily to $14.5 million related to recent acquisitions primarily in the Pet Products group, $6.0 million in restructuring charges related to our profit acceleration program and $3.8 million for stock option compensation as a result of adopting adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.” These increases were partially offset by approximately $11.2 million of reduced professional fees, related primarily to legal and litigation expenses and Sarbanes-Oxley compliance costs.

Other Income

Other income decreased $1.5 million from $4.6 million in fiscal 2005 to $3.1 million in fiscal 2006. The decrease was due primarily to the acquisition of two companies previously accounted for as equity method investments. Their operating results are now fully consolidated in our financial statements.

Interest Expense

Net interest expense increased $17.1 million, or 83.0%, from $20.6 million in fiscal 2005 to $37.7 million in fiscal 2006. Of this increase, $1.6 million represented a write-off of deferred financing fees and expenses associated with the early retirement of our $125 million revolving credit facility and $175 million term loan. The remainder of the increase was due primarily to the higher average debt balance resulting from acquisitions financed through our $650 million senior secured credit facilities in the current year and higher interest rates on our floating rate debt.

Average borrowings for fiscal 2006 were $499 million compared to $333 million in fiscal 2005. The average interest rates for fiscal 2006 and 2005 were 7.5% and 6.4%, respectively.

Income Taxes

Our effective tax rate in fiscal 2006 was 35.3% compared with 36.0% in fiscal 2005. The difference between the combined statutory rate of 38.3% and the effective tax rate was due primarily to the impact of lower non-U.S. tax rates at our U.K.-based subsidiary, the use of federal and state tax credits and a reversal of $2.6 million of tax reserves as a result of favorable developments associated with certain tax audits. These reductions were partially offset by additional prior year state tax accruals and additional reserves. In fiscal 2005, the rate difference was due primarily to the impact of non-U.S. tax rates at our U.K. based subsidiary, a reduction to certain tax reserves and the utilization of state income tax credits.

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

Gross Profit

Gross profit increased $58.3 million, or 15.2%, from $384.3 million in fiscal 2004 to $442.6 million in fiscal 2005. Gross profit increased $40.8 million, or 20.6%, in Pet Products and $17.5 million, or 9.4%, in Garden Products. Gross profit as a percentage of net sales increased to 32.1% in fiscal 2005 from 30.3% in fiscal 2004, as both Pet Products’ and Garden Products’ margins improved. Pet Products margins improved from 34.8% to 37.3% and Garden Products from 26.7% to 27.5% in fiscal 2005. The margin improvements were due primarily to the incremental contributions from our acquisitions in fiscal 2004 and 2005 of approximately $33 million, increased grass seed margins of approximately $7 million resulting from focusing on higher profit product, increased insect control products of approximately $8 million and $4.5 million in improved gross margins and plant efficiencies in our bird feed operations

Selling, General and Administrative

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

Other Income

Other income increased $2.6 million from $2.0 million in fiscal 2004 to $4.6 million in fiscal 2005. While our equity method investments performed better in fiscal 2005, $0.5 million was related to one of our equity method investments being positively impacted by sales in fiscal 2005, originally expected in fiscal 2006, due to a change in the buying pattern of a customer. Additionally, $0.8 million of the increase was due to an equity method investment made in fiscal 2005 acquired in connection with one of our acquisitions.

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

Income Taxes

Our effective tax rate in fiscal 2005 was 36.0% compared with 37.7% in fiscal 2004. The combined federal and state tax rate was approximately 38.4% before a benefit of $1.5 million (1.7%) related to an adjustment of prior year tax accruals recognized in the fourth quarter of fiscal 2005. In addition, the difference between the combined statutory rate of 35% and the effective tax rate was due primarily to the impact of non-US tax rates at our UK based subsidiary and the utilization of state income tax credits. In fiscal 2004, the difference was due primarily to the impact of non-US tax rates and the utilization of state income tax credits.

Inflation

The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation, we believe that the effects of inflation on our operations have not been material.

Weather and Seasonality

Historically, our sales of lawn and garden products have been influenced by weather and climate conditions in the different markets we serve. Additionally, Garden Products’ business has historically been highly seasonal. In fiscal 2006, approximately 61% of Garden Products’ net sales and 56% of our total net sales occurred in the second and third fiscal quarters. Substantially all of Garden Products’ operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.

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

We service two broad markets: pet supplies and lawn and garden supplies. Our pet supplies businesses involve products that have a year round selling cycle with a slight degree of seasonality. As a result, it is not necessary to maintain large quantities of inventory to meet peak demands. Additionally, this level sales cycle eliminates the need for manufacturers to give extended credit terms to either distributors or retailers. On the other hand, our lawn and garden businesses are highly seasonal with approximately 61% of Garden Products’ net sales occurring during the second and third fiscal quarters. For many manufacturers of garden products, this seasonality requires them to ship large quantities of their product well ahead of the peak consumer buying periods. To encourage distributors to stock large quantities of inventory, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.

Cash provided by operating activities increased $37.5 million from $57.7 million in fiscal 2005 to $95.2 million in fiscal 2006. The increase was attributable primarily to an increase in earnings from operations and non-cash charges included therein, partially offset by increased working capital requirements to support increased revenue levels.

Net cash used in investing activities increased $361.9 million from fiscal 2005. The increase was due primarily to the acquisition of businesses (see Note 2 of the notes to our consolidated financial statements) and increased capital expenditures. Higher capital spending during fiscal 2006 was driven by the Company’s implementation of an enterprise resource planning system. Investing cash outflows were partially offset by the collection of a $16.1 million note in connection with the TFH settlement. The remaining $9.9 million of cash received in the settlement is included in operating activities (see “Recent Developments” above).

Net cash provided by financing activities increased $307.1 million from fiscal 2005. The increase was due primarily to the issuance of $650 million in senior secured facilities and the issuance of 1,975,000 shares of our common stock, the proceeds of which were used to refinance our existing credit facilities and to finance the acquisition of Farnam Companies, Inc. Additionally, we repurchased approximately 240,000 shares of our common stock to partially offset the impact of share dilution related to share-based awards.

On February 28, 2006, we arranged $650 million in senior secured credit facilities to finance the Farnam acquisition and to refinance the existing $125 million revolving credit facility maturing in May 2008 and the existing $175 million term loan maturing in May 2009. The new credit facilities consist of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from 0% to 0.25%, or LIBOR plus a margin, which fluctuates from 0.75% to 1.375%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. Interest on the term loan is based on a rate equal to LIBOR + 1.50% or the prime rate plus 0.50%, at our option. The term loan is payable in quarterly installments of $750,000 with the balance payable in September 2012. These facilities are secured by substantially all of our assets and contain certain financial covenants which require us to maintain minimum levels of interest coverage and maximum levels of total debt to EBITDA and that restricts our ability to repurchase our stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the facilities. We were in compliance with all financial covenants as of September 30, 2006. There was $119 million outstanding at September 30, 2006 under the $350 million revolving credit facility, and the remaining available borrowing capacity was $220 million, with $11 million outstanding under certain letters of credit.

In connection with our purchase of an additional 60% equity interest in Tech Pac L.L.C. in March 2006, we deposited approximately $16 million into an escrow account for possible contingent performance based payments over the next five years.

In March 2006, we issued 1,975,000 shares of common stock at an offering price per share of $53.50. The offering raised approximately $105 million in net proceeds.

In July 2006, we repurchased approximately 240,000 shares of our common stock for an aggregate price of approximately $10 million. Our Board of Directors has authorized the repurchase of up to a total of $100 million of our common stock, and we may continue our repurchases from time to time depending on market conditions.

At September 30, 2006, our total debt was $568.4 million versus $323.1 million at September 24, 2005. Net debt, or total debt less cash and cash equivalents, increased to $540.0 million versus $294.3 million at September 24, 2005, summarized as follows:

	Fiscal Year Ended
	September 30, 2006	September 24, 2005
	(in thousands)
Current portion of long-term debt	$3,039	$2,210
Long-term debt	565,410	320,854

Total debt	568,449	323,064
Less cash and cash equivalents	(28,406)	(28,792)

Net debt	$540,043	$294,272

The table below presents the significant commercial credit facility available to us and its expiration date (in thousands):

Maximum Commercial Commitments	Less than 1 Year	1-3 Years	4-5 Years	Total Amount Committed
Revolving line of credit under Credit Agreement dated February 28, 2006	$—	$—	$350,000	$350,000

The table below presents our significant contractual cash obligations by fiscal year (in millions):

Contractual Obligations	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Thereafter	Total
Long-term debt, including current maturities (1)	$3.0	$3.0	$3.0	$3.0	$122.0	$434.4	$568.4
Interest payment obligations (2)	41.9	41.7	41.5	41.3	36.6	39.0	242.0
Operating leases	25.5	22.0	18.1	14.3	8.0	16.3	104.2
Purchase commitments (3)	112.7	54.8	32.2	24.0	8.9	2.9	235.5
Performance-based payments (4)	—	—	—	—	—	—	—

Total	$183.1	$121.5	$94.8	$82.6	$175.5	$492.6	$1,150.1

(1)	Excludes $11.0 million outstanding under certain letters of credit related to normal business transactions. See Note 7 of the Notes to Consolidated Financial Statements for further discussion.
(2)	Estimated interest payments to be made on our long-term debt. Interest rates used to determine interest payments on variable rate debt are based on our estimates of future interest rates as of the end of fiscal 2006. See Note 7 of the Notes to Consolidated financial Statements for further discussion.
(3)	Contracts for purchases of grains, grass seed and pet food ingredients, used primarily to mitigate risk associated with increases in market prices and commodity availability.
(4)	Possible performance-based payments associated with prior acquisitions of businesses are not included in the above table because they are based on future performance of the businesses acquired, which is not yet known. Performance-based payments made in 2006 were approximately $8 million and in 2005 were not material.

We believe that cash flows from operating activities, funds available under our revolving credit facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $40 million for the next 12 months. The increase in expected capital expenditures, compared to our historical rate, is due to our implementation of a scalable enterprise-wide information technology platform to improve existing operations, to support future growth and to enable us to take advantage of new applications and technologies. We invested approximately $15 million in fiscal 2006 and 2005 (on a combined basis) in this initiative and anticipate investing an additional $25 million to implement our new information technology strategy over the next three years. This initiative, when complete, will combine our numerous information systems into one enterprise system and create a common business model and common data, which should create greater efficiency and effectiveness.

As part of our growth strategy, we have acquired a number of companies in the past, and we anticipate that we will continue to evaluate potential acquisition candidates in the future. If one or more potential acquisition opportunities, including those that would be material, become available in the near future, we may require additional external capital. In addition, such acquisitions would subject us to the general risks associated with acquiring companies, particularly if the acquisitions are relatively large.

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

Recent Accounting Pronouncements

Accounting for Stock-Based Compensation

Through 2005, we accounted for our stock plans using the intrinsic value method. Effective the beginning of fiscal 2006, we adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” and elected the modified prospective application method upon adoption. SFAS No. 123(R) requires us to use a fair-value-based method in determining stock-based compensation. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and expensed over the employees’ service period. Total compensation cost for our share-based compensation plans in fiscal 2006 was $5.1 million.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our financial statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also establishes a framework for measuring fair value and provides for expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements.

Considering the Effects of Prior Year Misstatements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements when evaluating materiality. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We believe that the adoption of SAB No. 108 will not have a significant impact on our consolidated financial statements.

Critical Accounting Policies, Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts and related disclosures in the consolidated financial statements. Estimates and assumptions are required for, but are not limited to, accounts receivable and inventory realizable values, fixed asset lives, long-lived asset valuation and impairments, deferred and current income taxes, self-insurance accruals and the impact of contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Although not all inclusive, we believe that the following represent the more critical accounting policies, which are subject to estimates and assumptions used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts

We record an allowance for credit losses and disputed balances resulting from customers’ inability to make required payments. We estimate our allowance based on both specific identification and historical experience. If the financial condition of our customers was to deteriorate, or we were not able to demonstrate the validity of amounts due, additional allowances may be required. For more information, see Note 4 of the notes to our consolidated financial statements.

Inventory

Inventory, which primarily consists of lawn and garden products and pet supplies finished goods, is stated at the lower of first-in first-out (“FIFO”) cost or market. Cost includes certain indirect purchasing, merchandise handling and storage costs including certain salary and data processing costs incurred to acquire or manufacture inventory, costs to unload, process and put away shipments received to prepare them to be picked for orders, and certain overhead costs. We compute the amount of such costs capitalized to inventory based on an estimate of costs related to the procurement and processing of inventory to prepare it for sale compared to total product purchases. When necessary, we have reduced the carrying value of our inventory if market conditions indicate that we will not recover the carrying cost upon sale. Future adverse changes in market conditions related to our products would result in an additional charge to income in the period in which such conditions occur.

Goodwill

We test the carrying value of our goodwill for impairment on an annual basis on the first day of our fourth quarter. We use projected future operating results and cash flows of our reporting units to establish the fair value used in evaluating the carrying value of the associated goodwill. If estimated future results of operations differ from those projections used by management, or if alternative valuation methodologies had been used in determining the reporting units’ fair value, additional impairment charges may have to be recognized as charges to income in the year in which such conditions occur.

We performed our annual goodwill impairment analyses as of June 25, 2006, June 26, 2005 and June 27, 2004. Based on the results of those analyses, no impairment of goodwill was indicated.

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

Stock-Based Compensation

In fiscal 2006, we adopted SFAS No. 123(R) using the modified prospective transition method and began accounting for our stock-based compensation using a fair-valued-based recognition method. Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is expensed ratably over the service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. We develop our estimates based on historical data and market information which can change significantly over time.

We use the Black-Scholes option valuation model to value employee stock awards. We estimate stock price volatility based on an average historical volatility of our stock. Estimated option life and forfeiture rate assumptions are also derived from historical data. We recognize compensation expense using the straight-line amortization method for stock-based compensation awards with graded vesting. Had we used alternative valuation methodologies, the amount we expense for stock-based payments could be significantly different.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes result primarily from bad debt allowances, inventory write-downs, depreciation and nondeductible reserves. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment would be recognized in the period such determination was made. We have determined that certain deferred tax assets associated with the potential tax benefit of state income tax net operating losses are not likely to be realized in the future and have provided a valuation allowance on those assets. For more information, see Note 9 of the notes to our consolidated financial statements.

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

Acquisitions

In connection with businesses we acquire, management must determine the fair values of assets acquired and liabilities assumed. Considerable judgment and estimates are required to determine such amounts, particularly as they relate to identifiable intangible assets, and the applicable useful lives related thereto. Under different assumptions, the resulting valuations could be materially different, which could materially impact the operating results we report.

Commitments and Contingencies

As discussed in Note 8 of the notes to our consolidated financial statements, we are involved in certain legal matters as well as other matters incidental to our business, the disposition of which are not expected to have a material effect on our financial position or results of operations. We use our best estimates to determine the probable outcome and costs associated with the resolution of such matters. These estimates are developed in consultation with outside counsel handling these matters and are based upon a combination of potential litigation and settlement strategies. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by adverse developments or changes in management’s strategy related to these proceedings.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks, which include changes in U.S. interest rates and commodity prices and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk. The interest payable on our credit facilities and $75 million of our senior subordinated notes is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on our variable rate debt had changed by 10% compared to actual rates, interest expense would have increased or decreased by approximately $3.0 million in fiscal 2006. In addition, we have investments consisting of cash equivalents and short-term investments in marketable debt securities, which are also affected by changes in market interest rates.

Commodity Prices. We are exposed to fluctuations in market prices for grains, grass seed and pet food ingredients. To mitigate risk associated with increases in market prices and commodity availability, we enter into contracts for purchases, primarily to ensure commodity availability to us in the future. As of September 30, 2006, we had entered into fixed purchase commitments for fiscal 2007 totaling approximately $113 million. A 10% change in the market price for these commodities would have resulted in an additional pretax gain or loss of $1.3 million related to the contracts outstanding as of September 30, 2006. As of September 24, 2005, we had entered into fixed purchase commitments for fiscal 2006 totaling approximately $95 million. A 10% change in the market price for these commodities would have resulted in an additional pretax gain or loss of $9.5 million related to the contracts outstanding as of September 24, 2005.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Central Garden & Pet Company

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Central Garden & Pet Company’s management, under the supervision of Central’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of Central’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. The evaluation did not include consideration of internal control over financial reporting associated with the businesses we acquired during fiscal year 2006, because it was not possible to assess the acquired businesses’ internal control over financial reporting in the period between the acquisition dates and September 30, 2006, the assessment date for purposes of this report. Some of the acquired businesses are significant to our consolidated financial statements. The acquired businesses constitute approximately 25 percent of total assets and 20 percent of income from operations of the consolidated financial statements of the Company as of and for the year ended September 30, 2006. We will assess the internal control over financial reporting of these acquired businesses in fiscal year 2007 and will report any material change in our internal control over financial reporting in our future periodic reports.

Based on evaluation of the criteria set forth by COSO in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2006.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Central Garden & Pet Company

Walnut Creek, California

We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company”) as of September 30, 2006 and September 24, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the fiscal years in the three-year period ended September 30, 2006. We also have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting businesses acquired during fiscal year 2006 (the “Acquired Businesses”), because it was not possible to assess the acquired business’s internal control over financial reporting in the periods between the acquisition dates and September 30, 2006. The Acquired Businesses constitute approximately 25 percent of total assets and 20 percent of income from operations of the consolidated financial statements of the Company as of and for the year ended September 30, 2006. Accordingly, our audit did not include the internal control over financial reporting at the Acquired Businesses. The Company’s management is responsible for these consolidated financial statements, for maintaining internal control over financial reporting and for management’s assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Garden & Pet Company and subsidiaries as of September 30, 2006 and September 24, 2005, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment,” effective September 25, 2005.

/s/ Deloitte & Touche LLP

San Francisco, California

December 12, 2006

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	September 24, 2005
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$28,406	$28,792
Accounts receivable, less allowance for doubtful accounts of $12,798 and $11,712	239,172	184,896
Inventories	332,214	270,736
Prepaid expenses, deferred income taxes and other	34,910	25,853

Total current assets	634,702	510,277
Land, buildings, improvements and equipment:
Land	9,018	5,880
Buildings and improvements	89,400	69,946
Transportation equipment	5,187	4,658
Machinery and warehouse equipment	122,101	89,783
Office furniture and equipment	43,474	35,549

Total	269,180	205,816
Less accumulated depreciation and amortization	(106,576)	(95,221)

Land, buildings, improvements and equipment – net	162,604	110,595
Goodwill	557,820	364,847
Other intangible assets, net	110,548	24,835
Other assets	68,149	45,795

Total	$1,533,823	$1,056,349

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,960	$96,455
Accrued expenses	81,305	68,152
Current portion of long-term debt	3,039	2,210

Total current liabilities	207,304	166,817
Long-term debt	565,410	320,854
Deferred income taxes and other long-term obligations	29,583	18,500
Convertible redeemable preferred stock	3,000	3,000
Minority interest	1,167	—
Commitments and contingencies
Shareholders’ equity:
Class B stock	16	16
Common stock	218	334
Additional paid-in capital	540,604	577,073
Retained earnings	185,031	119,497
Deferred compensation	—	(4,377)
Treasury stock	—	(145,581)
Accumulated other comprehensive income	1,490	216

Total shareholders’ equity	727,359	547,178

Total	$1,533,823	$1,056,349

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 30, 2006	September 24, 2005	September 25, 2004
	(in thousands, except per share amounts)
Net sales	$1,621,531	$1,380,644	$1,266,526
Cost of goods sold and occupancy	1,086,219	937,989	882,227

Gross profit	535,312	442,655	384,299
Selling, general and administrative expenses	398,510	342,526	302,227

Income from operations	136,802	100,129	82,072
Interest expense	(40,677)	(23,125)	(18,282)
Interest income	3,007	2,465	529
Other income	3,083	4,576	2,023

Income before income taxes and minority interest	102,215	84,045	66,342
Income taxes	35,791	30,258	24,992
Minority interest	890	—	—

Net income	$65,534	$53,787	$41,350

Net income per common equivalent share:
Basic	$2.90	$2.58	$2.06
Diluted	$2.85	$2.50	$1.99
Weighted average shares used in the computation of net income per common equivalent share:
Basic	22,611	20,813	20,036
Diluted	23,018	21,526	20,801

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Class B Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Deferred Compensation Expense	Treasury Stock		Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount				Shares	Amount
Balance, September 27, 2003	1,654,462	$16	31,909,919	$319	$545,228	$24,360	$—	(13,742,250)	$(144,827)	$—	$425,096
Tax benefit from exercise of stock options					4,972						4,972
Issuance of common stock			605,301	6	5,236						5,242
Comprehensive income
Net change in foreign currency translation.										136	136
Net income						41,350					41,350

Total comprehensive income											41,486

Balance, September 25, 2004	1,654,462	16	32,515,220	325	555,436	65,710		(13,742,250)	(144,827)	136	476,796
Tax benefit from exercise of stock options					9,801						9,801
Issuance of common stock			762,916	8	6,624						6,632
Repurchase of common stock								(17,615)	(754)		(754)
Issuance of restricted stock			141,420	1	5,212		(5,213)				—
Amortization of deferred compensation							836				836
Comprehensive income
Net change in foreign currency translation.										80	80
Net income						53,787					53,787

Total comprehensive income											53,867

Balance, September 24, 2005	1,654,462	16	33,419,556	334	577,073	119,497	(4,377)	(13,759,865)	(145,581)	216	547,178
Reclassification of deferred compensation upon adoption of SFAS No. 123(R)				(1)	(4,376)		4,377				—
Stock-based compensation			109,403		5,064						5,064
Tax benefit from exercise of stock options					4,026						4,026
Conversion of Class B stock into common stock	(2,200)		2,200								—
Issuance of common stock			503,730	5	9,737						9,742
Secondary public offering			1,975,000	20	104,535						104,555
Repurchase of common stock			(241,593)	(2)	(10,012)						(10,014)
Retirement of treasury stock			(13,759,865)	(138)	(145,443)			13,759,865	145,581		—
Comprehensive income
Net change in foreign currency translation.										1,274	1,274
Net income						65,534					65,534

Total comprehensive income											66,808

Balance, September 30, 2006	1,652,262	$16	22,008,431	$218	$540,604	$185,031	$—	$—	$—	$1,490	$727,359

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 30, 2006	September 24, 2005	September 25, 2004
	(in thousands)
Cash flows from operating activities:
Net income	$65,534	$53,787	$41,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,957	19,600	18,516
Stock-based compensation	5,064	836	—
Excess tax benefits from stock-based awards	(4,026)	—	—
Minority interest	890	—	—
Deferred income taxes	5,288	4,057	7,165
Loss (gain) on disposal of property	19	(716)	(302)
Changes in assets and liabilities (excluding businesses acquired):
Receivables	(8,033)	6,356	(16,543)
Inventories	(10,704)	(21,515)	9,421
Prepaid expenses and other assets	12,179	(2,642)	(3,322)
Accounts payable	7,517	(12,460)	(5,990)
Accrued expenses	(5,167)	9,964	13,326
Other long-term obligations	2,648	392	793

Net cash provided by operating activities	95,166	57,659	64,414

Cash flows from investing activities:
Additions to property	(47,589)	(18,676)	(18,264)
Businesses acquired, net of cash acquired	(380,690)	(62,194)	(158,947)
Collection of note related to litigation settlement	16,058	—	—
Restricted investments	(15,500)	15,062	(14,936)

Net cash used by investing activities	(427,721)	(65,808)	(192,147)

Cash flows from financing activities:
Repayments on revolving line of credit	(878,678)	(291,000)	(87,823)
Borrowings on revolving line of credit	982,530	236,000	142,823
Repayments of long-term debt	(473,322)	(1,554)	(1,028)
Proceeds from issuance of long-term debt	600,000	75,000	—
Proceeds from issuance of common stock	114,297	7,926	8,242
Excess tax benefits from stock-based awards	4,026	—	—
Repurchase of common stock	(10,014)	—	—
Treasury stock purchases	—	(754)	—
Payment of financing costs	(6,600)	(533)	—

Net cash provided by financing activities	332,239	25,085	62,214

Effect of exchange rate changes on cash and equivalents	(70)	(365)	136

Net increase (decrease) in cash and cash equivalents	(386)	16,571	(65,383)
Cash and cash equivalents at beginning of year	28,792	12,221	77,604

Cash and cash equivalents at end of year	$28,406	$28,792	$12,221

Supplemental information:
Cash paid for interest	$38,842	$22,780	$17,350
Cash paid for income taxes – net of refunds	27,711	15,179	12,078
Liabilities assumed in connection with acquisitions	52,215	4,833	16,353

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended September 30, 2006,

September 24, 2005 and September 25, 2004

1. Organization and Significant Accounting Policies

Organization – Central Garden & Pet Company (“Central”), a Delaware corporation, and subsidiaries (the “Company”), is a leading marketer and producer of quality branded products for the pet and lawn and garden supplies markets.

Basis of Consolidation and Presentation – The consolidated financial statements include the accounts of Central and all majority-owned subsidiaries. Minority interests in consolidated entities are recognized for the share of assets, liabilities and operating results not owned by Central. Earnings from equity method investments are included in other income. All significant intercompany balances and transactions have been eliminated.

Minority Interest – Minority interest in the Company’s consolidated financial statements represents the 20% interest not owned by Central in a consolidated subsidiary. Since the Company controls this subsidiary (effective as of March 2006), its financial statements are fully consolidated with those of the Company, and the minority owner’s 20% share of the subsidiary’s net assets and results of operations is reported as minority interest.

Variable Interest – The Company has identified a potential variable interest in the primary supplier, Contract Packaging, Inc. (“CPI”), to one of its subsidiaries, Tech Pac, L.L.C. (“Tech Pac”) A contractual arrangement between the two parties, originally entered into on February 20, 1998, provides for a portion of CPI’s costs to be passed onto Tech Pac based on Tech Pac’s relative percentage of total sales made by CPI. However, Tech Pac has no ownership interest in CPI and has no access to, and no right to access, CPI’s financial statements. The Company is therefore not able to perform the financial analysis necessary to conclude whether Tech Pac’s relationship with CPI would require consolidation of CPI into the Company’s financial statements under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 (Revised), “Consolidation of Variable Interest Entities.” The relationships between the entities are discussed in Note 14 – Transactions with Related Parties.

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

Cost of goods sold and occupancy consists of cost of product, inbound freight charges, purchasing and receiving costs, certain indirect purchasing, merchandise handling and storage costs, internal transfer costs as well as allocations of overhead costs, including depreciation, related to the Company’s facilities. Cost of goods

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sold excludes substantially all shipping and handling and out-bound freight costs to customers, which are included in selling, general and administrative expenses as delivery expenses. The cost of shipping and handling, including internal costs and payments to third parties, included in delivery expenses within selling, general and administrative expenses for the fiscal years ended September 30, 2006, September 24, 2005 and September 25, 2004 were $69.2 million, $60.3 million and $55.9 million, respectively. Amounts billed to customers for shipping and handling costs are included in net sales.

Advertising Costs – The Company expenses the costs of advertising as incurred. Advertising expenses were $35.2 million, $18.9 million and $18.6 million in fiscal 2006, 2005 and 2004, respectively.

401(k) Plans – The Company sponsors several 401(k) plans which cover substantially all employees. The Company’s matching contributions expensed under these plans were $1,173,000, $992,000 and $871,000 for fiscal years 2006, 2005 and 2004, respectively.

Other income consists principally of earnings from equity method investments.

Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Deferred income taxes result primarily from bad debt allowances, inventory and goodwill write-downs, depreciation and nondeductible reserves. The Company establishes a valuation allowance for deferred tax assets when management believes it is more likely than not a deferred tax asset will not be realized. As of fiscal 2006 and 2005, the Company had valuation allowances related to state net operating losses of $5.5 million and $4.4 million, respectively. United States income taxes have not been provided on undistributed earnings of the Company’s foreign subsidiary since all such earnings are considered indefinitely reinvested overseas.

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

Land, buildings, improvements and equipment are stated at cost. Depreciation is computed by the straight-line method over thirty years for buildings. Improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the terms of the related leases. Depreciation on equipment and capitalized software is computed by the straight-line and accelerated methods over the estimated useful lives of 3 to 10 years.

Goodwill is the excess of the purchase price paid over the fair value of net assets acquired in business combinations accounted for under the purchase method. The Company performs an annual assessment for potential impairment applying a fair-value-based test (see Note 5 – Goodwill).

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments – The Company owns membership interests (from 33% to 49%) in three unconsolidated companies. The Company accounts for its interest in these entities using the equity method. Equity income of $3.1 million in fiscal 2006, $4.6 million in fiscal 2005 and $2.0 million in fiscal 2004 is included in other income. The Company’s investment in these entities is $11.4 million at September 30, 2006 and $23.4 million at September 24, 2005, which is greater than the Company’s share of the underlying equity in net assets by approximately $1 million and $12 million, respectively, which was attributable to goodwill when the investments were made. On a combined basis, the assets, liabilities, revenues and expenses of these entities are not significant.

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

Fair Value of Financial Instruments – At September 30, 2006 and September 24, 2005, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and floating rate debt approximates its fair value. The fair value, determined by comparison to quoted market prices, of the Company’s $150 million senior subordinated notes was $155.6 million at September 30, 2006 and $160.5 million at September 24, 2005.

Derivative Financial Instruments – The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” which requires, among other things, that all derivatives be reported on the balance sheet at fair value. Changes in fair value are recognized in earnings, or are deferred, depending on the nature of the underlying exposure being hedged and how effective the derivative is at offsetting a change in the underlying exposure. The Company does not enter into derivatives for trading or speculative purposes.

In October 2003, the Company entered into a $75 million pay-floating interest rate swap effectively converting 50% of its $150 million fixed rate 9-1/8% senior subordinated notes to a floating rate of LIBOR + 4.04%. When it was entered into, the swap was designated as a hedge of the underlying specific interest rate exposure on the senior subordinated debt. The differential paid or received on the swap is recognized in interest expense over the life of the swap, thereby adjusting the effective interest rate on the underlying obligation. The unrealized loss was approximately $1.2 million for fiscal year 2006 and the unrealized gain was approximately $0.3 million for fiscal year 2005, with corresponding adjustments made to the fair value of the related debt.

Stock-Based Compensation – Beginning in fiscal 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” and began recording compensation expense associated with stock options and other forms of equity compensation in accordance with the accounting standard. The Company elected to adopt the standard using the modified prospective transition method. Under this transition method, compensation cost associated with stock options recognized in fiscal 2006 includes: (1) amortization related to the remaining unvested portion of all share-based payments granted prior to, but not vested as of September 24, 2005, based on the grant date fair value estimated in accordance with the original pro forma footnote disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and (2) amortization related to all share-based payments granted subsequent to September 24, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Accordingly, stock compensation expense is recognized over the service period of the employees using the straight-line attribution method. Previously reported amounts have not been restated. Total compensation cost for the Company’s share-based compensation plan in fiscal 2006 was $5.1 million ($3.1 million after tax).

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to fiscal 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123. Accordingly, no related compensation expense was recorded for awards granted for awards with no intrinsic value.

Had compensation expense for the Company’s various stock option plans been determined based upon the projected fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, the Company’s pro-forma net earnings, basic and diluted earnings per common share for fiscal 2005 and 2004 would have been as follows:

	Fiscal Year Ended
	September 24, 2005	September 25, 2004
	(in thousands, except per share amounts)
Net income, as reported	$53,787	$41,350
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	(1,862)	(1,690)

Pro forma net income	$51,925	$39,660

Net income per common equivalent share:
Basic – as reported	$2.58	$2.06
Basic – pro forma	$2.50	$1.98

Diluted – as reported	$2.50	$1.99
Diluted – pro forma	$2.41	$1.91

Prior to fiscal 2006, the Company presented all tax benefits resulting from deductions relating to the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123(R) requires, on a prospective basis, the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows.

Total Comprehensive Income – Total comprehensive income consists of two components: net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded directly as an element of shareholders’ equity, but are excluded from net income. Other comprehensive income is comprised of foreign currency translation adjustments relating to a foreign subsidiary whose functional currency is not the U.S. dollar. Deferred taxes are not provided on translation gains and losses, because the Company expects earnings of its foreign subsidiary to be permanently reinvested.

Recent Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also establishes a framework for measuring fair value and provides for expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements when evaluating materiality. SAB No. 108 is

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective for fiscal years ending after November 15, 2006. The Company believes that the adoption of SAB No. 108 will not have a significant impact on its consolidated financial statements.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

2. Acquisitions

Fiscal 2006

The Company completed five acquisitions during the fiscal year ended September 30, 2006. With the exception of Farnam, pro forma results of operations have not been presented for any of the acquisitions because the effects of these acquisitions were not material to Central’s operating results either individually or in the aggregate. The consolidated financial statements include the effects of these acquired businesses from the dates of acquisition. Purchase accounting for some of these acquisitions has not yet been completed, but preliminary purchase price allocations are summarized as follows (in thousands):

Net tangible assets acquired	$104,016
Other intangible assets acquired	87,449
Goodwill	189,225

Total consideration paid (including transaction costs)	$380,690

Brief descriptions of the businesses acquired are as follows:

In April 2006, the Company acquired the rights to the Ironite® Products (“Ironite”) brand of natural soil supplements and the associated intellectual property for approximately $6 million in cash. Ironite, a registered trademark since 1956, is a leading brand of environmentally-friendly soil supplements that promote healthy plant color and deeper root structures. The purchase price exceeded the fair value of net assets acquired by approximately $3.3 million, which was recorded as goodwill.

In March 2006, the Company increased its equity interest in Tech Pac from 20% to 80%. The Company paid approximately $21 million in cash and deposited cash of approximately $16 million in an escrow account for possible contingent performance based payments over the next five years (included in other assets in the consolidated balance sheet). The Company previously acquired its 20% interest in Tech Pac when it acquired Gulfstream Home & Garden, Inc. which had a 20% interest in Tech Pac at the time of the acquisition in February 2005. Tech Pac is a leading supplier of insect control branded products in the lawn and garden market place. Tech Pac’s leading brands include Sevin®, a broad-based insecticide, Over’n Out!® for fire ant control and RooTone®, a leading root stimulant for the gardening enthusiast. The purchase price exceeded the fair value of the net tangible assets acquired by approximately $15 million. The Company has not yet finalized its allocation of the purchase price to the fair value of intangible assets acquired. When final purchase accounting is completed, any adjustments to the allocation will be recognized at that time.

In February 2006, the Company acquired Farnam Companies, Inc. (“Farnam”) for an initial payment of approximately $287 million in cash, plus $4 million in cash for the purchase of related real property. In addition,

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company anticipates making a payment of approximately $9 million upon final determination of Farnam’s net assets at closing. Farnam is a leading marketer and manufacturer of innovative health care products primarily for horses, household pets and livestock sold through over-the-counter and veterinary channels. In addition to the internationally recognized Farnam umbrella brand, Farnam’s portfolio of industry leading brands includes Equicare®, ComboCare™, IverCare™, and Repel-X® for horses; D-Worm™, BioSpot® and Scratchex® for household pets; and Adams™ and Bite Free™ insect controls for home and yard care. The purchase price exceeded the fair value of net tangible and intangible assets acquired by approximately $155.6 million, which was recorded as goodwill. The Company has not yet finalized its allocation of the purchase price to the fair value of intangible assets acquired. When final purchase accounting is completed, any adjustments to the allocation will be recognized at that time.

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

	Fiscal Year Ended
	September 30, 2006	September 24, 2005
	(in thousands except per share amounts)
Net sales	$1,675,278	$1,544,846
Gross profit	562,144	525,053
Income from operations	140,746	116,986
Income before income taxes	97,441	83,234
Net income	62,177	52,829
Net income per common equivalent share:
Basic	$2.75	$2.54
Diluted	$2.70	$2.45

In February 2006, the Company acquired the assets of Breeder’s Choice Pet Foods Inc. for approximately $25 million in cash. Breeder’s Choice is a leading branded marketer and manufacturer of premium all natural, healthy dog and cat food and treats sold exclusively in the pet specialty channel under the brands AvoDerm®, Pinnacle®, Active Care® and Advanced Pet Diets®. The purchase price exceeded the fair value of net assets acquired by approximately $18.5 million, which was recorded as goodwill. The Company has not yet finalized its allocation of the purchase price to the fair value of intangible assets acquired. When final purchase accounting is completed, any adjustments to the allocation will be recognized at that time.

In December 2005, the Company acquired certain intellectual property assets from Shirlo, Inc. for approximately $10 million in cash. The assets acquired from Shirlo, Inc. include the company’s exclusive marketing rights to etofenprox, an insect adulticide approved for on-animal use. The acquired assets were integrated into the business of Wellmark International, a wholly owned subsidiary of the Company. The purchase price exceeded the fair value of net assets acquired by approximately $2.2 million, which was recorded as goodwill.

Fiscal 2005

The Company completed three acquisitions during the fiscal year ended September 24, 2005. Pro forma results of operations have not been presented for any of the acquisitions because the effects of these acquisitions

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were not material to Central’s operating results either individually, or in the aggregate. The consolidated financial statements include the effects of these acquired businesses from the dates of acquisition. Each of these acquisitions was accounted for as a purchase.

The acquisitions are summarized as follows (in thousands):

Net tangible assets acquired	$14,371
Other intangible assets acquired	21,783
Goodwill	26,040

Total consideration paid (including transaction costs)	$62,194

Brief descriptions of the businesses acquired are as follows:

In May 2005, the Company acquired Pets International, Ltd., for approximately $36 million in cash, with possible contingent performance based payments over the next seven months. Pets International is a leading supplier of innovative small animal and specialty pet supplies including homes, habitats, exercise toys, feeding devices, chews and other care and maintenance products marketed under the proprietary brand name “Super Pet®.” The purchase price exceeded the fair value of the net assets acquired by approximately $22 million, which was recorded as goodwill. The Company paid an additional $7.9 million in contingent performance-based payments in fiscal 2006, which was recorded as additional goodwill.

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

In February 2005, the Company acquired Gulfstream Home & Garden, Inc. (“Gulfstream”), including its 20% equity interest in Tech Pac, for approximately $22 million in cash, with possible contingent performance based payments over the next ten years. Gulfstream is the exclusive marketer of the garden product brands Sevin®, Over’n Out!®, and RooTone® through its relationship with Tech Pac. The purchase price exceeded the fair value of the net assets acquired by approximately $4 million, which was recorded as goodwill.

3. Concentration of Credit Risk and Significant Customers and Suppliers

Customer Concentration – Approximately 40%, 42% and 43% of the Company’s net sales for fiscal years 2006, 2005 and 2004, respectively, were derived from sales to the Company’s top five customers. The Company’s largest customer accounted for approximately 17%, 19% and 20% of the Company’s net sales for fiscal years 2006, 2005 and 2004, respectively. The Company’s second largest customer accounted for approximately 8% of the Company’s net sales in each of the fiscal years 2006, 2005 and 2004. The Company’s third largest customer accounted for approximately 7% of the Company’s net sales in each of the fiscal years 2006, 2005 and 2004. The loss of, or significant adverse change in, the relationship between the Company and any of these three customers could have a material adverse effect on the Company’s business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company’s inability to collect accounts receivable from any major customer could also have a material adverse impact on the Company’s business and financial results. As of September 30, 2006 and September 24, 2005, accounts receivable from the

Company’s top ten customers comprised 45% and 51% of the Company’s total accounts receivable, including 10% and 13% from the Company’s largest customer.

Supplier Concentration – While the Company purchases products from over 1,000 different manufacturers and suppliers, approximately 8%, 6% and 7% of the Company’s net sales in fiscal years 2006, 2005 and 2004, respectively, were derived from products purchased from the Company’s five largest suppliers.

4. Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts are summarized below (in thousands):

Description	Balances at Beginning of Period	Charged to Costs and Expenses	Asset Write-Offs	Balances at End of Period
Year ended September 25, 2004	$6,575	$6,479	$(706)	$12,348
Year ended September 24, 2005	12,348	4,508	(5,144)	11,712
Year ended September 30, 2006	11,712	4,438	(3,352)	12,798

5. Goodwill

Changes in the carrying amount of goodwill for the years ended September 30, 2006 and September 24, 2005 are as follows (in thousands):

	Garden Products Segment	Pet Products Segment	Total
Balance as of September 25, 2004	$165,506	$172,878	$338,384
Additions – acquisitions	3,950	22,222	26,172
Currency translation	—	291	291

Balance as of September 24, 2005	169,456	195,391	364,847
Additions – acquisitions	3,370	188,594	191,964
Currency translation	—	1,009	1,009

Balance as of September 30, 2006	$172,826	$384,994	$557,820

Goodwill is included in Corporate for segment reporting purposes, as discussed in Note 15 – Business Segment Data. Upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” in 2002, goodwill impairment charges were recognized for the Garden Products segment for $51.9 million ($42.1 million after tax) and the Pet Products segment for $94.8 million ($70.1 million after tax).

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets, other than goodwill:

	Gross	Accumulated Amortization	Net Carrying Value
	(in millions)
September 30, 2006
Marketing-related intangible assets – amortizable	$24.0	$(1.4)	$22.6
Marketing-related intangible assets – nonamortizable	32.7	0.0	32.7

Total	56.7	(1.4)	55.3

Customer-related intangible assets – amortizable	3.7	(0.5)	3.2
Customer-related intangible assets – nonamortizable	30.0	0.0	30.0

Total	33.7	(0.5)	33.2

Other acquired intangible assets – amortizable	11.0	(0.5)	10.5
Other acquired intangible assets – nonamortizable	11.5	0.0	11.5

Total	22.5	(0.5)	22.0

Total other intangible assets	$112.9	$(2.4)	$110.5

September 24, 2005
Marketing-related intangible assets – amortizable	$3.7	$(0.4)	$3.3
Customer-related intangible assets – amortizable	3.3	(0.1)	3.2
Other acquired intangible assets – amortizable	7.0	(0.2)	6.8
Other acquired intangible assets – nonamortizable	11.5	0.0	11.5

Total other intangible assets	$25.5	$(0.7)	$24.8

Other intangible assets acquired include non-contractual customer related intangibles ($3,283,000) related to the acquisition of Pets International, Ltd. and an 80% equity interest (20% as of September 24, 2005) in Tech Pac, acquired as part of Gulfstream Home & Garden, Inc. Tech Pac’s assets include a licensing agreement granted in perpetuity and a marketing contract. The fair values and the useful lives of these two intangible assets, along with the fair value of equity interest in Tech Pac, are being re-evaluated due to the Company’s acquisition of an additional 60% equity interest in Tech Pac in 2006. The purchase price of this equity interest exceeded the underlying book value by approximately $28 million.

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 1 to 30 years. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years will be in the range of $2.1 to $2.5 million per year from fiscal 2007 to fiscal 2011. When final purchase accounting for acquisitions is completed, adjustments to these estimates may result.

7. Long-Term Debt

In January 2003, the Company issued $150 million of 9-1/8% senior subordinated notes due 2013. In October 2003, the Company entered into a $75 million pay-floating interest rate swap effectively converting half of its $150 million fixed rate 9-1/8 % senior subordinated notes to a floating rate of LIBOR + 4.04%.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 28, 2006, the Company arranged $650 million in senior secured credit facilities to finance the acquisition of Farnam Companies, Inc. and to refinance the existing $125 million revolving credit facility maturing in May 2008 and the existing $175 million term loan maturing in May 2009. The new credit facilities consist of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from 0% to 0.25%, or LIBOR plus a margin which fluctuates from 0.75% to 1.375%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. Interest on the term loan is based on a rate equal to LIBOR + 1.50% or the prime rate plus 0.50%, at the Company’s option. The term loan is payable in quarterly installments of $750,000 with the balance payable in September 2012. These facilities are secured by substantially all of the Company’s assets and contain certain financial covenants that require the Company to maintain minimum levels of interest coverage and maximum levels of total debt to EBITDA and that restrict the Company’s ability to repurchase the Company’s stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the facilities. The Company was in compliance with all financial covenants as of September 30, 2006. There was $119.0 million outstanding at September 30, 2006 under the $350 million revolving credit facility, and the remaining available borrowing capacity was $220.0 million, with $11.0 million outstanding under certain letters of credit.

Long-term debt consists of the following:

	September 30, 2006	September 24, 2005
	(in thousands)
Senior subordinated notes, interest at 9-1/8% payable semi-annually, principal due February 2013	$150,000	$150,000
Term loan, interest at LIBOR + 1.50% or the prime rate plus 0.50%, quarterly principal payments of $750,000 remaining balance due September 2012	299,250	—
Revolving credit facility, interest at prime plus 0% to 0.25% or LIBOR + 0.75% to 1.375%, final maturity February 2011	119,000	—
Term loan, interest at LIBOR + 1.75% or the prime rate + 0.25%, quarterly principal payments of $437,500 remaining balance due May 2009	—	172,625
Revolving credit facility, interest at LIBOR + 1.25% to + 2.25% or the prime rate -0.25% to + 1.25%, final maturity May 2008	—	—
Fair market value of $75 million interest rate swap of $150 million fixed rate 9-1/8% senior subordinated notes, principal due February 2013, to floating rate of LIBOR + 4.04%	—	293
Other notes payable	199	146

Total	568,449	323,064
Less current portion	(3,039)	(2,210)

Long-term portion	$565,410	$320,854

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The scheduled principal repayments on long-term debt as of September 30, 2006 are as follows:

(in thousands)
Fiscal year:
2007	$3,039
2008	3,094
2009	3,038
2010	3,015
2011	122,013
Thereafter	434,250

Total	$568,449

8. Commitments and Contingencies

Commitments

Purchase commitments – Production and purchase agreements (primarily for grass seed and grains) entered into in the ordinary course of business obligate the Company to make future purchases based on estimated yields. The terms of these contracts vary and have fixed prices or quantities. At September 30, 2006, estimated annual purchase commitments were $112.7 million for fiscal 2007, $54.8 million for fiscal 2008, $32.2 million for fiscal 2009, $23.9 million for fiscal 2010 and $8.9 million for fiscal 2011.

Leases – The Company has operating lease agreements principally for office and warehouse facilities and equipment. Such leases have remaining terms of 1 to 15 years. Rental expense was $28.1 million, $24.4 million and $19.9 million for fiscal years 2006, 2005, and 2004, respectively.

Certain facility leases have renewal options and include escalation clauses. Minimum lease payments include scheduled rent increases pursuant to these escalation provisions.

Aggregate minimum annual payments on non-cancelable operating leases at September 30, 2006 are as follows:

(in thousands)
Fiscal year:
2007	$25,514
2008	22,039
2009	18,144
2010	14,307
2011	7,983
Thereafter	16,258

Total	$104,245

Contingencies

Phoenix Fire – On August 2, 2000, a fire destroyed Central’s leased warehouse space in Phoenix, Arizona, and an adjoining warehouse space leased by a third party. At the time of the fire, Central maintained property insurance covering losses to the leased premises, Central’s inventory and equipment, and loss of business

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income. Central also maintained liability insurance providing $52 million of coverage (with no deductible), plus additional coverage for any amount of pre-judgment interest that Central might be obligated to pay.

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

On January 25, 2006, Central and its insurers, along with Arch and its insurers, entered into a Stipulation for Settlement with the Cardinal Plaintiffs. On March 10, 2006, the parties executed the final settlement documentation. The terms of the settlement are confidential, and the amounts which Central and Arch each were required to contribute to the settlement were determined in an arbitration proceeding, which concluded on August 11, 2006. Central’s settlement obligation with the Cardinal Plaintiffs was paid entirely by Central’s insurers.

Local residents also filed a purported class action lawsuit alleging claims for bodily injury and property damages as a result of the fire. The residents’ lawsuit has now been settled as to all parties, and has received Court approval. As part of the settlement, Central’s liability insurers paid $7,825,000 on behalf of Central in May 2004.

The warehouse owner, B&L, and its insurer (the “B&L Plaintiffs”), as well as several nearby businesses, also filed lawsuits for property damage and business interruption, which were coordinated with the Cardinal Plaintiffs’ lawsuit. The lawsuits by nearby businesses have been dismissed, or settled with payments from Central’s insurers. On October 16, 2006, an agreement in principle was reached for the settlement of the B&L lawsuit. The terms of the settlement are confidential and the parties are still preparing the final settlement documentation. Central’s insurers have agreed to pay the entire amount of the settlement to the B&L Plaintiffs. Central has not recognized any liability in this regard as of September 30, 2006.

9. Income Taxes

The provision for income taxes consists of the following:

	Fiscal Year Ended
	September 30, 2006	September 24, 2005	September 25, 2004
		(in thousands)
Current:
Federal	$23,932	$22,840	$15,802
State	5,968	2,445	1,450
Foreign	611	916	575

Total	30,511	26,201	17,827
Deferred
Federal	5,000	3,281	6,945
State	176	686	220
Foreign	104	90	—

Total	5,280	4,057	7,165

Total	$35,791	$30,258	$24,992

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	September 30, 2006	September 24, 2005	September 25, 2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.8	2.7	2.4
Permanent differences	(0.5)	0.2	0.5
Foreign income taxes	(0.1)	(0.2)	—
Adjustment of prior year accruals	(1.4)	(1.7)	—
Reversal of tax reserves	(2.5)	—	—
Other	—	—	(0.2)

Effective income tax rate	35.3%	36.0%	37.7%

State income tax expense in 2006 includes the effect of a $1.8 million increase in prior year state tax accruals. The tax rate benefit of the reversal of tax reserves of 2.5% in 2006 reflects the reduction of $2.6 million in estimated tax reserves as a result of favorable developments associated with certain tax audits.

Deferred income taxes reflect the impact of “temporary differences” between asset and liability amounts for financial reporting purposes and such amounts as determined based on existing tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	September 30, 2006		September 24, 2005
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in thousands)
Current:
Allowance for doubtful accounts	$4,346	$—	$3,003	$—
Inventory write-downs	7,012	—	6,068	—
Prepaid expenses	—	1,413	—	1,304
Nondeductible reserves	3,792	—	3,619	—
State taxes	313	—	262	—
Other	3,819	—	3,074	—

Total	19,282	1,413	16,026	1,304

Noncurrent:
Depreciation and amortization	—	27,384	—	17,979
Equity income	—	2,510	—	1,180
State net operating loss carryforward	5,463	—	4,438	—
Other	5,728	—	3,428	—
Valuation allowance	(5,463)	—	(4,438)	—

Total	5,728	29,894	3,428	19,159

Total	$25,010	$31,307	$19,454	$20,463

The Company’s state tax net operating losses of $8.4 million expire at various times between 2007 and 2027. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including past operating results, future taxable income, and ongoing prudent and

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

feasible tax planning strategies in assessing the need for a valuation allowance against any deferred tax assets. The Company has determined there will be insufficient future separate state taxable income to absorb the deferred tax assets associated with separate company state net operating losses. Therefore, valuation allowances have been provided to reduce state tax net operating loss carryforwards to amounts considered recoverable. The Company also has state income tax credits of $2.8 million, most of which may be carried forward indefinitely.

10. Stock-Based Compensation

In February 2003, the Company adopted the 2003 Omnibus Equity Incentive Plan (the “2003 Plan”) which provides for the grant of options and restricted stock to key employees, directors and consultants of the Company up to an aggregate of 2.5 million shares of common stock of the Company. The 2003 Plan is administered by the Compensation Committee of the Board of Directors, which is comprised only of independent directors which must approve individual awards to be granted, vesting and exercise of share conditions. The 2003 Plan replaced the 1993 Omnibus Equity Incentive Plan (the “1993 Plan”) which, through January 2003, provided for the grant of options to key employees and consultants of the Company for the purchase of up to an aggregate of 4.8 million shares of common stock of the Company. Upon adoption of the 2003 plan, the Company terminated the 1993 Plan, subject to the remaining outstanding option grants. In February 2005, the Company’s shareholders approved an amendment to the 2003 Plan to increase the number of shares authorized for issuance thereunder by 3.3 million shares, resulting in a total of 5.8 million shares authorized for issuance under the 2003 Plan.

The Company adopted the Nonemployee Director Stock Option Plan (the “Director Plan”) which provides for the grant of options to nonemployee directors of the Company. The Director Plan, as amended in 2001 and 2006, provides for the granting of options equal to $140,000 divided by the fair market value of the Company’s common stock on the date of each annual meeting of stockholders and a number of shares of restricted stock equal to $15,000 divided by such fair market value.

Stock Option Awards

The Company recognized share-based compensation expense of $5.1 million for the year ended September 30, 2006, as a component of selling, general and administrative expenses. Share-based compensation expense in fiscal 2006 consisted of $3.8 million for stock options and $1.3 million for restricted stock awards.

Stock options granted are generally exercisable with a 30 month cliff vesting and 42 month expiration, but are also granted with vesting increments of 20%, 25% or 33% per year beginning two, three or four years from the date of grant and expiring one year after the last increment has vested.

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

The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life of 4.3 years from date of grant; stock price volatility, 28.4% in fiscal 2006, 31.0% in fiscal 2005 and 34.6% in fiscal 2004; risk free interest rates, 4.4% in fiscal 2006, 3.3% in fiscal 2005 and 2.2% in fiscal 2004; and no dividends during the expected term.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes option activity for the three fiscal years ended September 30, 2006:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at September 27, 2003	2,109	$12.48
Granted	548	27.25
Exercised	(600)	9.29
Cancelled or expired	(76)	11.40

Outstanding at September 25, 2004	1,981	17.55	2 years	$35,309
Granted	499	39.13
Exercised	(790)	10.84
Cancelled or expired	(50)	27.60

Outstanding at September 24, 2005	1,640	27.01	3 years	44,641
Granted	611	45.68
Exercised	(545)	22.19
Cancelled or expired	(75)	37.28

Outstanding at September 30, 2006	1,631	35.09	4 years	57,239

Exercisable at September 25, 2004	660	$8.49	1 year	$5,600
Exercisable at September 24, 2005	321	$20.54	1 year	$6,587
Exercisable at September 30, 2006	273	$26.07	1 year	$7,121

The weighted average grant date fair value of options granted during the fiscal years ended September 30, 2006, September 24, 2005 and September 25, 2004 was $13.65, $8.92 and $6.79, respectively. The total intrinsic value of options exercised during the fiscal years ended September 30, 2006 and September 24, 2005 was $12.7 million and $25.7 million, respectively.

The following table summarizes the changes in the Company’s nonvested options during the year ended September 30, 2006:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Non vested at September 24, 2005	1,319	$7.94
Granted	611	13.65
Vested	(501)	6.75
Cancelled	(71)	9.94

Non vested at September 30, 2006	1,358	$10.86

As of September 30, 2006, there was $6.9 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted average vesting period of two years.

Restricted Stock Awards

As of September 30, 2006, there were 244,000 shares of restricted stock awards outstanding. The awards generally vest in 20% or 25% increments, after a two or three year waiting period, over a six or seven year period of employment after the grant date.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock award activity for the three fiscal years ended September 30, 2006 is summarized as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested at September 27, 2003
Granted	25	$31.22
Vested	—
Forfeited	—

Nonvested at September 25, 2004	25	31.22
Granted	117	38.08
Vested	(1)	43.58
Forfeited	—

Nonvested at September 24, 2005	141	36.87
Granted	129	47.81
Vested	(7)	34.06
Forfeited	(19)	36.98

Nonvested at September 30, 2006	244	42.72

The weighted average grant-date fair value of restricted stock awards granted during the fiscal years ended September 30, 2006 and September 24, 2005 was $47.81 and $38.08, respectively.

As of September 30, 2006, there was $8.6 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of three years.

11. Shareholders’ Equity

At September 30, 2006, there were 80,000,000 shares of common stock ($0.01 par value) authorized, of which 22,008,431 were outstanding, and 100,000,000 shares of non-voting Class A common stock ($0.01 par value) authorized, none of which were outstanding. The preferences and relative rights of the Class A common stock are identical to common stock in all respects except that the Class A common stock generally will have no voting rights unless otherwise required by Delaware law.

At September 30, 2006 and September 24, 2005, there were 3,000,000 shares of Class B stock ($0.01 par value) authorized, of which 1,652,262 were outstanding at September 30, 2006 and 1,654,462 were outstanding at September 24, 2005. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and the holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B stock have certain conversion rights and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.

At September 30, 2006 and September 24, 2005, there were 1,000,000 shares of preferred stock ($0.01 par value) authorized, of which 100 shares of Series B preferred stock were outstanding. The Series B preferred stock is entitled to receive dividends when and as declared by the Board of Directors, subject to the prior rights of

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

holders of all classes of stock at the time outstanding having prior rights as to dividends. The Series B preferred stock is convertible into approximately 86,406 shares of our common stock at anytime. Each share of Series B preferred stock is entitled to a liquidation preference equal to the greater of (i) $30,000 per share plus all declared but unpaid dividends on the Series B preferred stock or (ii) such amount per share as would have been payable with respect to such shares of Series B preferred stock had each share of the then outstanding Series B preferred stock been converted to common stock immediately prior to such event whether or not the Series B preferred stock is then so convertible. Except as otherwise required by law, the holders of Series B preferred stock shall not be entitled to vote. The Series B preferred stock is redeemable at the option of the holder starting on February 26, 2005 for a period extending until February 26, 2009 at a price equal to $30,000 per share. As a result, the Series B preferred stock has been excluded from shareholders’ equity. The Series B preferred stock is not redeemable at the option of the Company.

In December 2005, the Company’s Board of Directors authorized the repurchase of up to $100 million of its common stock, in part, to minimize the dilutive impact of our equity compensation programs over time. As of September 30, 2006, the Company had repurchased approximately 240,000 shares of its common stock for an aggregate price of approximately $10 million under this repurchase program.

Effective December 14, 2005, the Company retired all of its treasury stock, which consisted of 13,759,865 common shares. Upon retirement, the excess of the aggregate treasury stock purchase price over par value was reclassified to additional paid-in capital.

In March 2006, the Company issued 1,975,000 shares of common stock at an offering price per share of $53.50. The offering raised approximately $105 million in net proceeds.

12. Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	Fiscal Year Ended September 30, 2006			Fiscal Year Ended September 24, 2005			Fiscal Year Ended September 25, 2004
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$65,534	22,611	$2.90	$53,787	20,813	$2.58	$41,350	20,036	$2.06
Effect of dilutive securities:
Options to purchase common stock		321	(0.04)		517	(0.06)		715	(0.07)
Restricted shares.		—	—		110	(0.01)		50	—
Convertible preferred stock		86	(0.01)		86	(0.01)		—	—

Diluted EPS:
Net income available to common shareholders	$65,534	23,018	$2.85	$53,787	21,526	$2.50	$41,350	20,801	$1.99

Options to purchase 1,631,361 shares of common stock at prices ranging from $12.80 to $53.71 per share were outstanding at September 30, 2006. Of these shares, 87,584 were not included in the computation of diluted

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive. Options to purchase 1,639,701 shares of common stock at prices ranging from $7.64 to $48.14 per share were outstanding at September 24, 2005. Of these shares, 35,730 were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive. Options to purchase 1,980,940 shares of common stock at prices ranging from $1.30 to $38.41 per share were outstanding at September 25, 2004. Of these shares, 52,310 were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive.

13. Quarterly Financial Data – Unaudited

	Fiscal 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)
	(in thousands, except per share amounts)
Net sales	$292,731	$401,332	$506,694	$420,774
Gross profit	91,998	136,752	171,711	134,851
Net income	2,560	26,225	30,730	6,019

Net income per common equivalent share:
Basic	$0.12	$1.21	$1.31	$0.26
Diluted	$0.12	$1.17	$1.28	$0.25

Weighted average common equivalent shares outstanding:
Basic	21,335	21,694	23,377	23,582
Diluted	21,826	22,415	24,066	23,911

	Fiscal 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(2)
	(in thousands, except per share amounts)
Net sales	$265,576	$378,854	$413,193	$323,021
Gross profit	86,041	126,874	130,252	99,488
Net income	2,516	22,372	22,183	6,716

Net income per common equivalent share:
Basic	$0.12	$1.08	$1.06	$0.32
Diluted	$0.12	$1.04	$1.03	$0.31

Weighted average common equivalent shares outstanding:
Basic	20,539	20,760	20,890	21,062
Diluted	21,264	21,515	21,603	21,787

(1)	Fiscal 2006 contains 53 weeks, with the extra week included in the fourth quarter. Fiscal 2005 contains 52 weeks. The fourth quarter of fiscal 2006 includes an income tax benefit of $1.5 million to adjust prior year tax accruals.
(2)	The fourth quarter of fiscal 2005 includes an income tax benefit of $1.5 million to adjust prior year tax accruals.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Transactions with Related Parties

During fiscal 2006, 2005 and 2004, subsidiaries of the Company purchased approximately $1.5 million, $1.7 million and $2.1 million, respectively, of products from Bio Plus, Inc., a company that produces granular peanut hulls. As of September 30, 2006 and September 24, 2005, the Company owed Bio Plus, Inc. approximately $52,000 and $13,000, respectively, for such purchases. Such amounts were included in accounts payable as of that date. A director of the Company is a minority shareholder and a director of Bio Plus, Inc.

During fiscal 2006, Tech Pac, a subsidiary of the Company, made purchases from Contract Packaging, Inc, (“CPI”), Tech Pac’s principal supplier. The relationship between Tech Pac and CPI is discussed in Note 1 – Organization and Significant Accounting Policies. Tech Pac’s total purchases from CPI were approximately $37,000,000 for the year ended September 30, 2006. Amounts due to and from CPI as of September 30, 2006 were not material.

15. Business Segment Data

An operating segment is defined as a portion of an enterprise engaged in business activities about which separate financial information is available and evaluated regularly by the chief operating decision-maker in determining how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is our Chief Executive Officer. Operating segments are managed separately because each segment represents a strategic business that offers different products or services. Our Chief Executive Officer evaluates performance based on profit or loss from operations. The Company’s Corporate division is included in the following presentation since certain revenues and expenses of this division are not allocated separately to the two operating segments. Segment assets exclude cash equivalents, short-term investments, deferred taxes and goodwill.

Management has determined that the Company has two operating segments which are also reportable segments based on the level at which the Chief Executive Officer reviews the results of operations to make decisions regarding performance assessment and resource allocation. These operating segments are the Pet Products Group and the Garden Products Group.

The Pet Products Group segment consists of Four Paws Products, TFH Publications, Kaytee, All-Glass Aquarium, Kent Marine, Interpet, Energy Savers Unlimited, Pets International, Breeder’s Choice and Life Sciences. These businesses are engaged in the manufacturing, purchase, sale and delivery of internally and externally produced pet supplies, books and food principally to independent pet distributors, national and regional retailer chains, grocery stores, mass merchants and bookstores. The Garden Products segment consists of Pennington Seed, Matthews Four Seasons, Grant’s, Norcal Pottery, AMBRANDS, Lilly Miller, New England Pottery, Gulfstream and GKI/Bethlehem Lighting. Products manufactured, designed and sourced, or distributed are products found typically in the lawn and garden sections of mass merchandisers, warehouse-type clubs, home improvement centers and nurseries and include grass seed, bird feed, clay pottery, outdoor wooden planters and trellises, herbicides and insecticides. These products are sold directly to national and regional retail chains, independent garden distributors, grocery stores, nurseries and garden supply retailers.

The Corporate division includes expenses associated with corporate functions and projects, certain employee benefits, goodwill, interest income, interest expense and intersegment eliminations.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to the Company’s business segments for each of the three most recent fiscal years is presented in the table below.

	Fiscal Year Ended
	September 30, 2006	September 24, 2005	September 25, 2004
	(in thousands)
Net sales:
Pet Products	$819,159	$639,153	$568,942
Garden Products	802,372	741,491	697,584

Total	$1,621,531	$1,380,644	$1,266,526

Income from operations:
Pet Products	$104,513	$83,712	$61,392
Garden Products	57,473	47,079	42,872
Corporate	(25,184)	(30,662)	(22,192)

Total	136,802	100,129	82,072
Interest expense	(40,677)	(23,125)	(18,282)
Interest income	3,007	2,465	529
Other income	3,083	4,576	2,023
Income taxes	(35,791)	(30,258)	(24,992)
Minority interest	(890)	—	—

Net income	$65,534	$53,787	$41,350

Assets:
Pet Products	$470,194	$273,481	$245,212
Garden Products	424,639	330,884	330,362
Corporate, eliminations and all other	638,990	451,984	384,623

Total	$1,533,823	$1,056,349	$960,197

Depreciation and amortization:
Pet Products	$16,312	$12,120	$11,827
Garden Products	6,095	6,663	5,694
Corporate	1,550	817	995

Total	$23,957	$19,600	$18,516

Expenditures for long-lived assets:
Pet Products	$16,433	$11,518	$12,930
Garden Products	12,457	4,534	4,119
Corporate	18,699	2,624	1,215

Total	$47,589	$18,676	$18,264

Minority interest is associated with the Garden Products segment.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Consolidating Condensed Financial Information of Guarantor Subsidiaries

Certain 100% owned subsidiaries of the Company (as listed below, collectively the “Guarantor Subsidiaries”) have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest on the Company’s $150,000,000 9-1/8% Senior Subordinated Notes (the “Notes”) issued on January 30, 2003. Certain subsidiaries and operating divisions are not guarantors of the Notes and have been included in the financial results of the Parent in the information below. These Non-Guarantor entities are not material to the Parent. Those subsidiaries that are guarantors of the Notes are as follows:

Farnam Companies, Inc. (including Thompson’s Veterinary Supplies, Inc.)

Four Paws Products Ltd.

Grant Laboratories, Inc.

Gulfstream Home & Garden, Inc.

Interpet USA, LLC

Kaytee Products, Incorporated

Matthews Redwood & Nursery Supply, Inc.

New England Pottery, LLC

Norcal Pottery Products, Inc.

Pennington Seed, Inc. (including Phaeton Corporation (dba Unicorn Labs), Pennington Seed, Inc. of Nebraska, Gro Tec, Inc., Seeds West, Inc., All-Glass Aquarium Co., Inc. (including Oceanic Systems, Inc.) and Cedar Works, LLC.

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Fiscal Year Ended September 30, 2006 (in thousands)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$495,431	$1,234,061	$(107,961)	$1,621,531
Cost of goods sold and occupancy	348,724	845,456	(107,961)	1,086,219

Gross profit	146,707	388,605	—	535,312
Selling, general and administrative expenses	132,311	266,199	—	398,510

Income from operations	14,396	122,406	—	136,802
Interest – net	(37,890)	220	—	(37,670)
Other income (expense)	(1,675)	4,758	—	3,083

Income (loss) before income taxes	(25,169)	127,384	—	102,215
Income taxes	9,249	(45,040)	—	(35,791)
Minority interest	(890)	—	—	(890)

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(16,810)	82,344	—	65,534
Equity in undistributed income of guarantor subsidiaries	82,344	—	(82,344)	—

Net income (loss)	$65,534	$82,344	$(82,344)	$65,534

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED BALANCE SHEET September 30, 2006 (in thousands)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$9,087	$19,319	$—	$28,406
Restricted investments	—	—	—	—
Accounts receivable, net	58,239	201,771	(20,838)	239,172
Inventories	94,155	238,059	—	332,214
Prepaid expenses and other assets	18,084	16,826	—	34,910

Total current assets	179,565	475,975	(20,838)	634,702
Land, buildings, improvements and equipment, net	32,366	130,238	—	162,604
Goodwill	557,820	—	—	557,820
Investment in guarantors	542,121	—	(542,121)	—
Other assets	74,820	106,540	(2,663)	178,697

Total	$1,386,692	$712,753	$(565,622)	$1,533,823

LIABILITIES
Accounts payable	$56,925	$86,873	$(20,838)	$122,960
Accrued expenses and other liabilities	30,219	54,125	—	84,344

Total current liabilities	87,144	140,998	(20,838)	207,304
Long-term debt	565,250	160	—	565,410
Other long-term obligations	2,772	29,474	(2,663)	29,583
Convertible redeemable preferred stock	3,000	—	—	3,000
Minority interest	1,167	—	—	1,167
Total shareholders’ equity	727,359	542,121	(542,121)	727,359

Total	$1,386,692	$712,753	$(565,622)	$1,533,823

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED BALANCE SHEET September 24, 2005 (in thousands)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$22,732	$6,060	$—	$28,792
Accounts receivable, net	50,804	147,517	(13,425)	184,896
Inventories	71,871	198,865	—	270,736
Prepaid expenses and other assets	12,903	12,950	—	25,853

Total current assets	158,310	365,392	(13,425)	510,277
Land, buildings, improvements and equipment, net	11,154	99,441	—	110,595
Goodwill	364,847	—	—	364,847
Investment in guarantors	371,249	—	(371,249)	—
Other assets	38,338	35,737	(3,445)	70,630

Total	$943,898	$500,570	$(388,119)	$1,056,349

LIABILITIES
Accounts payable	$43,383	$66,497	$(13,425)	$96,455
Accrued expenses and other liabilities	28,402	41,960	—	70,362

Total current liabilities	71,785	108,457	(13,425)	166,817
Long-term debt	320,731	123	—	320,854
Other long-term obligations	1,204	20,741	(3,445)	18,500
Convertible redeemable preferred stock	3,000	—	—	3,000
Total shareholders’ equity	547,178	371,249	(371,249)	547,178

Total	$943,898	$500,570	$(388,119)	$1,056,349

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended September 30, 2006 (in thousands)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(86,263)	$263,773	$(82,344)	$95,166

Additions to property	(22,438)	(25,151)	—	(47,589)
Businesses acquired, net of cash acquired	(68,089)	(312,601)	—	(380,690)
Collection of note related to litigation settlement	16,058	—	—	16,058
Restricted investments	(15,500)	—	—	(15,500)
Investment in guarantor	(169,598)	87,254	82,344	—

Net cash provided (used) by investing activities	(259,567)	(250,498)	82,344	(427,721)

Repayments on revolving line of credit	(878,678)	—	—	(878,678)
Borrowings on revolving line of credit	982,530	—	—	982,530
Repayments of long-term debt	(473,376)	54	—	(473,322)
Proceeds from issuance of long-term debt	600,000	—	—	600,000
Proceeds from issuance of common stock	114,297	—	—	114,297
Excess tax benefits from stock-based awards	4,026	—	—	4,026
Repurchase of common stock	(10,014)	—	—	(10,014)
Payment of financing costs	(6,600)	—	—	(6,600)

Net cash provided (used) by financing activities	332,185	54	—	332,239

Effect of exchange rates on cash	—	(70)	—	(70)
Net increase (decrease) in cash and cash equivalents	(13,645)	13,259	—	(386)
Cash and cash equivalents at beginning of year	22,732	6,060	—	28,792

Cash and cash equivalents at end of year	$9,087	$19,319	$—	$28,406

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended September 24, 2005 (in thousands)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$91,796	$25,362	$(59,499)	$57,659

Additions to property	(259)	(18,417)	—	(18,676)
Businesses acquired, net of cash acquired	(62,194)	—	—	(62,194)
Restricted investments	15,062	—	—	15,062
Investment in guarantor	(51,766)	(7,733)	59,499	—

Net cash provided (used) by investing activities	(99,157)	(26,150)	59,499	(65,808)

Repayments on revolving line of credit	(291,000)	—	—	(291,000)
Proceeds from issuance of long-term debt	75,000	—	—	75,000
Borrowings on revolving line of credit	236,000	—	—	236,000
Payments on long-term debt	(1,574)	20	—	(1,554)
Proceeds from issuance of common stock	7,926	—	—	7,926
Payment of financing costs	(533)	—	—	(533)
Treasury stock purchases	(754)	—	—	(754)

Net cash provided (used) by financing activities	25,065	20	—	25,085

Effect of exchange rates on cash	—	(365)	—	(365)
Net increase (decrease) in cash and cash equivalents	17,704	(1,133)	—	16,571
Cash and cash equivalents at beginning of year	5,028	7,193	—	12,221

Cash and cash equivalents at end of year	$22,732	$6,060	$—	$28,792

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended SEPTEMBER 25, 2004 (in thousands)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$79,478	$33,985	$(49,049)	$64,414

Additions to property	(1,418)	(16,846)	—	(18,264)
Businesses acquired	(158,947)	—	—	(158,947)
Restricted investments	(14,936)	—	—	(14,936)
Investment in guarantor	(37,745)	(11,304)	49,049	—

Net cash provided (used) by investing activities	(213,046)	(28,150)	49,049	(192,147)

Repayments on revolving line of credit	(87,823)	—	—	(87,823)
Borrowings on revolving line of credit	142,823	—	—	142,823
Repayments of long-term debt	(1,000)	(28)	—	(1,028)
Proceeds from issuance of common stock	8,242	—	—	8,242

Net cash provided (used) by financing activities	62,242	(28)	—	62,214

Effect of exchange rates on cash	—	136	—	136
Net increase (decrease) in cash and cash equivalents	(71,326)	5,943	—	(65,383)
Cash and cash equivalents at beginning of year	76,354	1,250	—	77,604

Cash and cash equivalents at end of year	$5,028	$7,193	$—	$12,221

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

(b) Changes in Internal Control Over Financial Reporting. Central’s management, with the participation of Central’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Central’s internal control over financial reporting occurred during the fourth quarter of fiscal 2006. Based on that evaluation, management concluded that there has been no change in Central’s internal control over financial reporting during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, Central’s internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting. A copy of our management’s report and the report of Deloitte & Touche LLP, our independent registered public accounting firm, are included in Item 8 – Financial Statements and Supplementary Data.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

We have adopted a code of ethics that applies to all of our executive officers and directors, a copy of which was filed as Exhibit 14 to our Form 10-K for the fiscal year ended September 24, 2005.

The remaining information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders under the captions “Election of Directors,” “Further Information Concerning the Board of Directors – Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance.” See also Item 1 – Business above.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders under the captions “Ownership of Management and Principal Stockholders” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders under the captions “Compensation Committee Interlocks and Insider Participation” and “Transactions with the Company.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm.”

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

Date: December 14, 2006

CENTRAL GARDEN & PET COMPANY

By	/S/ GLENN W. NOVOTNY
Glenn W. Novotny
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/S/ GLENN W. NOVOTNY Glenn W. Novotny	Chief Executive Officer, President and Director (Principal Executive Officer)	December 14, 2006

/S/ STUART W. BOOTH Stuart W. Booth	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 14, 2006

/S/ JOHN B. BALOUSEK John B. Balousek	Director	December 14, 2006

/S/ WILLIAM E. BROWN William E. Brown	Chairman	December 14, 2006

/S/ DAVID N. CHICHESTER David N. Chichester	Director	December 14, 2006

/S/ BROOKS M. PENNINGTON, III Brooks M. Pennington, III	Director	December 14, 2006

/S/ ALFRED A. PIERGALLINI Alfred A. Piergallini	Director	December 14, 2006

/S/ BRUCE A. WESTPHAL Bruce A. Westphal	Director	December 14, 2006

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

Exhibit Number	Exhibit
2.1	Stock Purchase Agreement dated as of January 19, 2006, among Central Garden & Pet Company, the Duff Family Revocable Trust and the Bassham Trust Regarding All of the Outstanding Stock of Farnam Companies, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 20, 2006).

2.2	Amendment dated February 28, 2006 to Stock Purchase Agreement dated as of January 19, 2006, among Central Garden & Pet Company, the Duff Family Revocable Trust and the Bassham Trust Regarding All of the Outstanding Stock of Farnam Companies, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 2, 2006).

3.1	Fourth Amended and Restated Certificate of Incorporation, including the Certificate of Designation – Series A Convertible Preferred Stock and Certificate of Designation – Series B Convertible Preferred Stock.

3.2	Copy of Registrant’s Bylaws (Incorporated by reference from Exhibit 3.2 to Registration Statement No. 33-48070).

4.1	Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4.1 to Registration Statement No. 33-48070).

4.2	Indenture dated as of January 30, 2003 between the Company, Wells Fargo and the Subsidiary Guarantors name therein (Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-4 No. 333-103835).

10.1*	Form of Indemnification Agreement between the Company and Executive Officers and Directors (Incorporated by reference from Exhibit 10.18 to Registration Statement No. 33-48070).

10.2	Credit Agreement dated as of February 28, 2006 among Central Garden & Pet Company, the Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, CIBC World Markets Corp., Suntrust Bank and Union Bank of California, N.A., as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Bookrunners and Joint Lead Arrangers (Incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed March 2, 2006).

10.3*	1993 Omnibus Equity Incentive Plan, as amended (Incorporated by reference from Exhibits 4.1 to the Company’s Registration Statements Nos. 33-7236, 33-89216, 333-1238 and 333-41931).

10.4*	2003 Omnibus Equity Incentive Plan (Incorporated by reference from Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 29, 2003).

10.4.1*	Form of Nonstatutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan. (Incorporated by reference from Exhibit 10.5.1 to the Company’s Form 10-K for the fiscal year ended September 25, 2004).

10.4.2*	Form of Restricted Stock Agreement for 2003 Omnibus Equity Incentive Plan. (Incorporated by reference from Exhibit 10.5.2 to the Company’s Form 10-K for the fiscal year ended September 25, 2004).

10.5*	Nonemployee Director Equity Incentive Plan, as amended June 8, 2001 (Incorporated by reference from Exhibit 10.12 to the Company’s Form 10-K/A for the fiscal year ended September 29, 2001).

Exhibit Number	Exhibit
10.5.1*	Form of Nonstatutory Stock Option Agreement for Nonemployee Director Equity Incentive Plan (Incorporated by reference from Exhibit 10.6.1 to the Company’s Form 10-Q for the quarter ended December 25, 2004).

10.5.2*	Form of Restricted Stock Agreement for Nonemployee Director Equity Incentive Plan (Incorporated by reference from Exhibit 10.6.2 to the Company’s Form 10-Q for the quarter ended December 25, 2004).

10.6*	Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III (Incorporated by reference from Exhibit 10.20 to the Company’s Form 10-K/A for the fiscal year ended September 26, 1998).

10.7*	Modification and Extension of Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III, dated as of May 6, 2003 (Incorporated by reference from Exhibit 10.7.1 to the Company’s Form 10-Q for the quarter ended June 28, 2003).

10.7.1*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of April 10, 2006, between Central Garden & Pet Company and Brooks M. Pennington III (Incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed April 10, 2006).

10.8*	Employment Agreement dated as of July 9, 2004 between the Company and James V. Heim. (Incorporated by reference from Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended September 25, 2004).

10.9*	Form of Agreement to Protect Confidential Information, Intellectual Property and Business Relationships (Incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed October 14, 2005).

10.10*	Form of Post-Termination Consulting Agreement (Incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K filed October 14, 2005).

10.11*	Employment Agreement between Central Garden & Pet Company and Bradley P. Johnson, dated September 30, 2005 (Incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed October 17, 2005).

10.12*	Deferred Compensation Plan of the Company dated as of December 14, 2005 (Incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed December 20, 2005).

12	Statement re Computation of Ratios of Earnings to Fixed Charges.

14	Code of Ethics Form 10-K (Incorporated by reference from Exhibit 14 to the Company’s Form 10-K for the fiscal year ended September 24, 2005).

21	List of Subsidiaries.

23	Consent Of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.