Form 10-Q
period 2006-12-30
CENTRAL GARDEN & PET CO
filed 2007-02-08
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006

or

☐	TRANSITION REPORT PURSUANT OF SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33268

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes  ☒    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of February 6, 2007	22,152,064
Class A Stock Outstanding as of February 6, 2007	47,608,652
Class B Stock Outstanding as of February 6, 2007	1,652,262

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-Q includes ‘‘forward-looking statements.’’ Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy and the trends we anticipate in the industries and economies in which we operate and other information that is not historical information. When used in this Form 10-Q, the words ‘‘estimates,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘projects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘believes’’ and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in our Form 10-K for the fiscal year ended September 30, 2006, including the factors described in the section entitled ‘‘Risk Factors.’’ If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	consolidation trends in the retail industry;

•	dependence on a few customers for a significant portion of each of our businesses;

•	uncertainty of our product innovations and marketing programs;

•	fluctuations in market prices for seeds and grains;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	adverse weather during the peak gardening season;

•	supply shortages in pet birds and small animals;

•	declining sales and margins in garden distribution;

•	seasonality and fluctuations in our operating results and cash flows;

•	dependence upon our key executive officers;

•	rising energy prices, fuel and related petrochemical costs;

•	implementation of a new enterprise planning information system over the next several years;

•	potential environmental liabilities and product liability claims;

•	pending litigation and claims; and

•	the voting power associated with our Class B stock.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2006	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$28,406	$24,647
Accounts receivable (less allowance for doubtful accounts of $12,798 and $12,085)	239,172	176,305
Inventories	332,214	406,738
Prepaid expenses and other	34,910	44,796

Total current assets	634,702	652,486

Land, buildings, improvements and equipment—net	162,604	171,722
Goodwill	557,820	562,447
Other intangible assets, net	110,548	112,335
Deferred income taxes and other assets	68,149	65,267

Total	$1,533,823	$1,564,257

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,960	$143,766
Accrued expenses	81,305	75,277
Current portion of long-term debt	3,039	3,039

Total current liabilities	207,304	222,082

Long-term debt	565,410	578,901
Other long-term obligations	29,583	29,424

Convertible redeemable preferred stock	3,000	750
Minority interest	1,167	566

Shareholders’ equity:
Class B stock, $.01 par value: 1,652,262 shares outstanding	16	16
Common stock, $.01 par value: 22,008,431 and 22,140,814 shares outstanding at September 30, 2006 and December 30, 2006	218	219
Additional paid-in capital	540,604	547,025
Retained earnings	185,031	182,065
Accumulated other comprehensive income	1,490	3,209

Total shareholders’ equity	727,359	732,534

Total	$1,533,823	$1,564,257

Shares outstanding are as of the balance sheet dates and have not been retroactively adjusted to reflect the stock dividend issued on February 5, 2007.

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	December 24, 2005	December 30, 2006
Net sales	$292,731	$317,398
Cost of goods sold and occupancy	200,733	215,528

Gross profit	91,998	101,870
Selling, general and administrative expenses	82,223	95,945

Income from operations	9,775	5,925
Interest expense	(6,344)	(11,405)
Interest income	685	676
Other income	49	89

Income (loss) before income taxes and minority interest	4,165	(4,715)
Income taxes (benefit)	1,605	(1,849)
Minority interest	—	100

Net income (loss)	$2,560	$(2,966)

Income (loss) per common share (restated):
Basic	$0.04	$(0.04)

Diluted	$0.04	$(0.04)

Weighted average shares used in the computation of income (loss) per common share (restated):
Basic	64,005	71,241
Diluted	65,478	71,241

All share and per share amounts have been retroactively adjusted to reflect the stock dividend for all periods presented.

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 24, 2005	December 30, 2006
Cash flows from operating activities:
Net income (loss)	$2,560	$(2,966)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,185	6,847
Stock-based compensation	1,020	1,014
Excess tax benefits from stock-based awards	(633)	(856)
Minority interest	—	100
Deferred income taxes	(273)	(389)
Gain on disposal of property	—	(29)
Change in assets and liabilities (excluding businesses acquired):
Receivables	28,850	63,174
Inventories	(52,371)	(73,935)
Prepaid expenses and other assets	(2,870)	(10,704)
Accounts payable	23,508	20,701
Accrued expenses	(1,821)	(6,187)
Other long-term obligations	911	(159)

Net cash provided by (used in) operating activities	4,066	(3,389)

Cash flows from investing activities:
Additions to property	(8,757)	(11,311)
Businesses acquired, net of cash acquired	(13,296)	(9,360)
Collection of note	—	3,340
Restricted investments	—	254

Net cash used in investing activities	(22,053)	(17,077)

Cash flows from financing activities:
Borrowings on revolving line of credit	2,000	124,000
Repayments of revolving line of credit	(1,000)	(109,000)
Proceeds from issuance of long-term debt	1,028	—
Repayments of long-term debt	(443)	(1,509)
Proceeds from issuance of common stock	—	2,302
Excess tax benefits from stock-based awards	633	856

Net cash provided by financing activities	2,218	16,649

Effect of exchange rate changes on cash and cash equivalents	(110)	58

Net decrease in cash and cash equivalents	(15,879)	(3,759)
Cash and equivalents at beginning of period	28,792	28,406

Cash and equivalents at end of period	$12,913	$24,647

Supplemental information:
Cash paid for interest	$2,938	$8,712

Cash paid for income taxes—net of refunds	$683	$158

Liabilities assumed in connection with acquisitions	$—	$3

Conversion of preferred stock to common stock	$—	$2,250

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended December 30, 2006

(unaudited)

1. Basis of Presentation

The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of December 30, 2006, the condensed consolidated statements of operations for the three months ended December 24, 2005 and December 30, 2006 and the condensed consolidated statements of cash flows for the three months ended December 24, 2005 and December 30, 2006 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

For the Company’s foreign business in the UK, the local currency is the functional currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the period. Comprehensive loss was $1.3 million for the three month period ended December 30, 2006 and includes a net loss of $3.0 million and foreign currency translation adjustments of $1.7 million that are excluded from net earnings but reported in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Comprehensive income was $1.3 million for the three month period ended December 24, 2005 and included net earnings of $2.6 million and foreign currency translation adjustments of $1.3 million. Deferred taxes are not provided on translation gains and losses, because the Company expects earnings of its foreign subsidiary to be permanently reinvested. Transaction gains and losses are included in results of operations.

Due to the seasonal nature of the Company’s garden business, the results of operations for the three month periods ended December 30, 2006 and December 24, 2005 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2006 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission.

On January 3, 2007, the Company announced a stock dividend in the form of two shares of the Company’s Class A common stock for each outstanding share of the Company’s common stock and Class B common stock to stockholders of record as of January 14, 2007. On February 5, 2007, the Company distributed the shares related to this dividend to stockholders. All share and per share amounts have been retroactively adjusted to reflect the stock dividend for all periods presented on the accompanying condensed consolidated statements of operations and in the computation of earnings per share in Note 3.

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

2. Stock-Based Compensation

The Company has various non-qualified stock-based compensation programs, which provide for stock option grants and restricted stock awards. The grant date fair value of restricted stock awards is amortized over the vesting period. Stock options may be granted to officers, key employees and directors. Stock options granted are generally exercisable with a 30 month cliff vesting and 42 month expiration, but are also granted with vesting increments of 20% per year beginning three years from the date of grant and expiring eight years from the date of grant. Prior to fiscal 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures required by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

Beginning in fiscal 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” and elected to adopt the modified prospective transition method. Under this transition method, compensation cost associated with stock options recognized thereafter includes: (1) amortization related to the remaining unvested portion of all share-based payments granted prior to, but not vested as of September 24, 2005, based on the grant date fair value estimated in accordance with the original pro forma footnote disclosure provisions of SFAS No. 123 and (2) amortization related to all share-based payments granted subsequent to September 24, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Accordingly, stock compensation expense is recognized over the requisite service period using the straight-line attribution method. Previously reported amounts have not been restated.

The Company recognized share-based compensation expense of $1.0 million in both of the three month periods ended December 30, 2006 and December 24, 2005 as a component of selling, general and administrative expenses.

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

Stock plans:
Average expected life in years	5 years
Expected volatility	28%
Risk-free interest rate	4.6%

The following table summarizes option activity during the quarter ended December 30, 2006. The weighted average exercise price per share reflects historical transactions and does not give effect to the Class A common stock dividend issued in February 2007.

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2006	1,631	$35.09	4 years	$57,239
Granted	11	48.74
Exercised	(90)	26.05
Cancelled or expired	(35)	36.38

Outstanding at December 30, 2006	1,517	35.70	3.4	$54,162

Exercisable at December 30, 2006	183	$26.10	1.0	$4,781

The weighted average fair value of options granted during the three months ended December 30, 2006 and December 24, 2005 was $16.28 and $13.74, respectively. The total intrinsic value of options exercised during the three months ended December 30, 2006 and December 24, 2005 was $2.2 million and $1.6 million, respectively.

As of December 30, 2006, there was $6.2 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average vesting period of two years.

Restricted Stock Awards: As of December 30, 2006, there were 0.2 million shares of restricted stock awards outstanding. The awards generally vest in 20% or 25% annual increments beginning three years from the date of grant.

Restricted stock award activity during the three months ended December 30, 2006 is summarized in the following table. Share activity represents historical transactions and does not give effect to the Class A common stock dividend issued in February 2007.

Number of Shares (in thousands)
Nonvested at September 30, 2006	244
Granted	6
Vested	—
Forfeited	(30)

Nonvested at December 30, 2006	220

The weighted average grant-date fair value of restricted stock awards granted during the three months ended December 30, 2006 and December 24, 2005 was $49.00 and $41.92, respectively.

As of December 30, 2006, there was $7.8 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of three years.

3. Earnings per Share (Restated)

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations. The earnings per share calculations have been restated to give effect to the Class A common stock dividend issued in February 2007.

	Three Months Ended December 24, 2005			Three Months Ended December 30, 2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income (loss) available to common shareholders	$2,560	64,005	$0.04	$(2,966)	71,241	$(0.04)

Effect of dilutive securities:
Options to purchase common stock		1,110			—
Restricted shares		105			—
Convertible preferred stock		258			—
Diluted EPS:

Net income (loss) available to common shareholders	$2,560	65,478	$0.04	$(2,966)	71,241	$(0.04)

Weighted average shares used in the computation of earnings per share for the three months ended December 30, 2006 and December 24, 2005 reflect the stock dividend of Class A common stock, which was distributed to stockholders on February 5, 2007.

The potential effects of stock option awards were excluded from the diluted earnings per share calculation for the three months ended December 30, 2006 because their inclusion in a net loss period would be anti-dilutive to the earnings per share calculation. For the three month period December 24, 2005, options to purchase 513,985 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Shares of common stock from the assumed conversion of the Company’s convertible preferred stock, issued in February 2004, were also included in the computation of diluted EPS for the three month period ended December 30, 2006 and December 24, 2005.

4. Shareholders’ Equity

On January 3, 2007, the Company declared a stock dividend on the Company’s common stock to stockholders of record as of January 14, 2007. The stock dividend was in the form of two shares of the Company's Class A common stock for each outstanding share of the Company's common stock and Class B common stock. Class A common stock certificates were distributed to stockholders on February 5, 2007. As of February 6, 2007, following the dividend, there are approximately 47.6 million outstanding shares of Class A common stock, approximately 22.2 million outstanding shares of common stock and 1.7 million outstanding shares of Class B common stock. All share and per share amounts have been retroactively adjusted to reflect the stock dividend for all periods presented.

In November 2006, holders of 75 shares of the Company’s Series B convertible preferred stock converted their shares to 64,803 shares of the Company’s common stock. As of December 30, 2006, 25 shares of the Company’s Series B convertible preferred stock remain outstanding.

5. Acquisitions

In February 2006, the Company acquired Farnam Companies, Inc. (“Farnam”) for an initial payment of approximately $287 million in cash, plus $4 million in cash for the purchase of related real property. The Company made additional payments to the former owners of Farnam in December 2006 totaling $8.9 million, upon final determination of Farnam’s net assets at closing. The purchase price exceeded the fair value of net tangible and intangible assets acquired by approximately $165.0 million, which has been recorded as goodwill. Additionally, the Company issued letters of credit of approximately $20 million in November 2006 relating to a possible future contingent payment.

In February 2006, the Company acquired the assets of Breeder’s Choice Pet Foods Inc. for approximately $25 million in cash. The purchase price exceeded the fair value of net assets acquired by approximately $12.4 million, which has been recorded as goodwill. During the first quarter of fiscal 2007, the purchase accounting for this transaction was adjusted to attribute greater value to the tangible and intangible assets acquired, with a resulting decrease in the amount attributed to goodwill.

In March 2006, the Company increased its equity interest in Tech Pac from 20% to 80%. The purchase price exceeded the fair value of the net tangible assets acquired by approximately $15 million. The Company has not yet finalized its allocation of the purchase price to the fair value of intangible assets acquired. When final purchase accounting is completed, any adjustments to the allocation will be recognized at that time. While management believes that the amount of any such adjustments would be immaterial, it is possible that a charge to pre-tax earnings of as much as $2 million could be required when the final purchase accounting is completed.

The Company accounts for its acquisitions in accordance with SFAS No. 142, “Business Combinations.” As of December 30, 2006, purchase accounting adjustments have been recognized based on preliminary valuation amounts for some acquisitions made in fiscal year 2006. Once these valuations are finalized, it is possible some adjustments will be made based on the final valuations.

6. Segment Information

Management has determined that the Company has two operating segments which are also reportable segments based on the level at which the Chief Executive Officer reviews the results of operations to make decisions regarding performance assessment and resource allocation. These operating segments are the Pet Products Group and the Garden Products Group.

	Three Months Ended
	December 24, 2005	December 30, 2006
	(in thousands)
Net sales:
Garden Products	$125,584	$115,110
Pet Products	167,147	202,288

Total net sales	$292,731	$317,398

Income (loss) from operations:
Garden Products	$(510)	$(2,133)
Pet Products	18,551	17,807
Corporate	(8,266)	(9,749)

Total income from operations	9,775	5,925

Interest expense—net	(5,659)	(10,729)
Other income	49	89
Income taxes	1,605	(1,849)
Minority interest	—	100

Net income (loss)	$2,560	$(2,966)

Depreciation and amortization:
Garden Products	$1,542	$1,444
Pet Products	3,332	4,595
Corporate	311	808

Total depreciation and amortization	$5,185	$6,847

	September 30, 2006	December 30, 2006
	(in thousands)
Assets:
Garden Products	$424,639	$445,003
Pet Products	470,194	474,865
Corporate	638,990	644,389

Total assets	$1,533,823	$1,564,257

Goodwill (included in corporate assets):
Garden Products	$172,826	$172,826
Pet Products	384,994	389,621

Total goodwill	$557,820	$562,447

Minority interest is associated with the Garden Products segment.

7. Contingencies

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

On January 25, 2006, Central and its insurers, along with Arch and its insurers, entered into a Stipulation for Settlement with the Cardinal Plaintiffs. On March 10, 2006, the parties executed the final settlement documentation. The terms of the settlement are confidential, and the amounts which Central and Arch each were required to contribute to the settlement were determined in an arbitration proceeding, which concluded on August 11, 2006. Central’s ultimate payment obligation towards the settlement with the Cardinal Plaintiffs was paid entirely by Central’s insurers.

Local residents also filed a purported class action lawsuit alleging claims for bodily injury and property damages as a result of the fire. The residents’ lawsuit has now been settled as to all parties, and has received Court approval. As part of the settlement, Central’s liability insurers paid $7,825,000 on behalf of Central in May 2004.

The warehouse owner, B&L, and its insurer (the “B&L Plaintiffs”), as well as several nearby businesses, also filed lawsuits for property damage and business interruption, which were coordinated with the Cardinal Plaintiffs’ lawsuit. The lawsuits by nearby businesses have been dismissed, or settled with payments from Central’s insurers. On October 16, 2006, an agreement in principle was reached for the settlement of the B&L lawsuit. The final settlement agreement became fully executed on December 8, 2006, and its terms are confidential. The amount owed by Central pursuant to the settlement agreement was paid in full by its liability insurers.

8. Consolidating Condensed Financial Information of Guarantor Subsidiaries

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended December 30, 2006 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$101,080	$242,595	$(26,277)	$317,398
Cost of products sold and occupancy	70,886	170,919	(26,277)	215,528

Gross profit	30,194	71,676	—	101,870
Selling, general and administrative expenses	27,920	68,025	—	95,945

Income from operations	2,274	3,651	—	5,925
Interest – net	(10,858)	129	—	(10,729)
Other income (loss)	(1,091)	1,180	—	89

Income (loss) before income taxes and minority interest	(9,675)	4,960	—	(4,715)
Income taxes (benefit)	(3,867)	2,018	—	(1,849)
Minority interest	100	—	—	100

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(5,908)	2,942	—	(2,966)
Equity in undistributed income of guarantor subsidiaries	2,942	—	(2,942)	—

Net income (loss)	$(2,966)	$2,942	$(2,942)	$(2,966)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended December 24, 2005 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$98,136	$214,417	$(19,822)	$292,731
Cost of products sold and occupancy	70,725	149,830	(19,822)	200,733

Gross profit	27,411	64,587	—	91,998
Selling, general and administrative expenses	28,452	53,771	—	82,223

Income from operations	(1,041)	10,816	—	9,775
Interest – net	(5,740)	81	—	(5,659)
Other income (loss)	(253)	302	—	49

Income before income taxes	(7,034)	11,199	—	4,165
Income taxes (benefit)	2,708	(4,318)	5	(1,605)

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(4,326)	6,881	5	2,560
Equity in undistributed income of guarantor subsidiaries	6,886	—	(6,886)	—

Net income (loss)	$2,560	$6,881	$(6,881)	$2,560

	CONSOLIDATING CONDENSED BALANCE SHEET December 30, 2006 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$10,353	$14,294	$—	$24,647
Accounts receivable, net	56,416	137,485	(17,596)	176,305
Inventories	132,229	274,509	—	406,738
Prepaid expenses and other assets	21,448	23,348	—	44,796

Total current assets	220,446	449,636	(17,596)	652,486
Land, buildings, improvements and equipment, net	38,481	133,241	—	171,722
Goodwill	562,447	—	—	562,447
Investment in guarantors	531,012	—	(531,012)	—
Deferred income taxes and other assets	73,482	106,783	(2,663)	177,602

Total	$1,425,868	$689,660	$(551,271)	$1,564,257

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$77,826	$83,536	$(17,596)	$143,766
Accrued expenses and other current liabilities	32,694	45,622	—	78,316

Total current liabilities	110,520	129,158	(17,596)	222,082
Long-term debt	578,750	151	—	578,901
Other long-term obligations	2,748	29,339	(2,663)	29,424
Convertible redeemable preferred stock	750	—	—	750
Minority interest	566	—	—	566
Shareholders’ equity	732,534	531,012	(531,012)	732,534

Total	$1,425,868	$689,660	$(551,271)	$1,564,257

	CONSOLIDATING CONDENSED BALANCE SHEET September 30, 2006 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$9,087	$19,319	$—	$28,406
Accounts receivable, net	58,239	201,771	(20,838)	239,172
Inventories	94,155	238,059	—	332,214
Prepaid expenses and other assets	18,084	16,826	—	34,910

Total current assets	179,565	475,975	(20,838)	634,702
Land, buildings, improvements and equipment, net	32,366	130,238	—	162,604
Goodwill	557,820	—	—	557,820
Investment in guarantors	542,121	—	(542,121)	—
Deferred income taxes and other assets	74,820	106,540	(2,663)	178,697

Total	$1,386,692	$712,753	$(565,622)	$1,533,823

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$56,925	$86,873	$(20,838)	$122,960
Accrued expenses and other current liabilities	30,219	54,125	—	84,344

Total current liabilities	87,144	140,998	(20,838)	207,304
Long-term debt	565,250	160	—	565,410
Other long-term obligations	2,772	29,474	(2,663)	29,583
Convertible redeemable preferred stock	3,000	—	—	3,000
Minority interest	1,167	—	—	1,167
Shareholders’ equity	727,359	542,121	(542,121)	727,359

Total	$1,386,692	$712,753	$(565,622)	$1,533,823

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Three Months Ended December 30, 2006 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(27,712)	$27,265	$(2,942)	$(3,389)

Additions to property	(4,102)	(7,209)	—	(11,311)
Businesses acquired, net of cash	—	(9,360)	—	(9,360)
Collection of note	3,340	—	—	3,340
Restricted investments	254	—	—	254
Investment in guarantor	12,828	(15,770)	2,942	—

Net cash provided (used) by investing activities	12,320	(32,339)	2,942	(17,077)

Repayments under lines of credit	(109,000)	—	—	(109,000)
Borrowings on revolving line of credit	124,000	—	—	124,000
Repayments of long-term debt	(1,500)	(9)	—	(1,509)
Proceeds from issuance of common stock	2,302	—	—	2,302
Excess tax benefits from stock-based awards	856	—	—	856

Net cash provided (used) by financing activities	16,658	(9)	—	16,649

Effect of exchange rate changes on cash	—	58	—	58
Net increase (decrease) in cash and cash equivalents	1,266	(5,025)	—	(3,759)
Cash and cash equivalents at beginning of period	9,087	19,319	—	28,406

Cash and cash equivalents at end of period	$10,353	$14,294	$—	$24,647

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Three Months Ended December 24, 2005 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$21,369	$(10,409)	$(6,894)	$4,066

Additions to property	(6,089)	(2,668)	—	(8,757)
Businesses acquired, net of cash	(13,296)	—	—	(13,296)
Investment in guarantor	(18,914)	12,020	6,894	—

Net cash provided (used) by investing activities	(38,299)	9,352	6,894	(22,053)

Repayments under lines of credit	(1,000)	—	—	(1,000)
Borrowings on revolving line of credit	2,000	—	—	2,000
Repayments of long-term debt	(438)	(5)	—	(443)
Proceeds from issuance of common stock	1,028	—	—	1,028
Excess tax benefits from stock-based awards	633	—	—	633

Net cash provided (used) by financing activities	2,223	(5)	—	2,218

Effect of exchange rate changes on cash	—	(110)	—	(110)
Net increase (decrease) in cash and cash equivalents	(14,707)	(1,172)	—	(15,879)
Cash and cash equivalents at beginning of period	22,732	6,060	—	28,792

Cash and cash equivalents at end of period	$8,025	$4,888	$—	$12,913

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

Fiscal 2007 First Quarter Results. The financial results for the three months ended December 30, 2006 were below the Company’s expectations. The reasons for the lower-than-expected performance were a late quarter delay in seasonal purchases by lawn and garden retailers, lower sales and mix shift within pet bird and small animal products and a larger adverse impact from higher grain and corn costs than previously anticipated. Each factor contributed relatively evenly to the earnings shortfall.

Class A Stock Dividend. On January 3, 2007, we declared a stock dividend on our common stock to stockholders of record as of January 14, 2007. The stock dividend was in the form of two shares of our Class A common stock for each outstanding share of our common stock and Class B common stock. Our Class A common stock is listed on the NASDAQ Global Select Market under the symbol "CENT.A." We are distributing the Class A common stock to create an active trading market in the stock. We plan to use our Class A common stock to strategically raise additional equity capital to pursue acquisitions and to contribute to employee benefit plans. Dividend stock certificates were distributed on February 5, 2007. As of February 6, 2007, following the stock dividend, there are approximately 47.6 million outstanding shares of Class A common stock, approximately 22.2 million outstanding shares of common stock and 1.7 million outstanding shares of Class B common stock. All share and per share amounts have been retroactively adjusted to reflect the stock dividend for all periods presented on the accompanying condensed consolidated statements of operations and in the computation of earnings per share in Note 3 to the Condensed Consolidated Financial Statements.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB) issued Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for us in our fiscal year beginning September 30, 2007. We are currently evaluating the impact of FIN 48 on our financial statements.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

Results of Operations

Three Months Ended December 30, 2006

Compared with Three Months Ended December 24, 2005

Net Sales

Net sales for the three months ended December 30, 2006 increased $24.7 million, or 8.4%, to $317.4 million from $292.7 million for the three months ended December 24, 2005. Pet Products’ net sales increased $35.2 million, or 21.1%, to $202.3 million for the three months ended December 30, 2006 from $167.1 million in the comparable fiscal 2006 period. Garden Products’ net sales decreased $10.5 million, or 8.4%, to $115.1 million for the three months ended December 30, 2006 from $125.6 million in the comparable fiscal

2006 period. Our branded product sales increased $31.8 million, while sales of other manufacturers’ products decreased $7.1 million. Our branded Pet Products’ sales increased $35.5 million due to recent acquisitions, including Farnam, partially offset by lower sales of approximately $4 million within pet bird and small animal products. Branded Garden Products’ sales decreased $3.7 million due primarily to a shift in seasonal purchases by lawn and garden retailers.

Gross Profit

Gross profit for the three months ended December 30, 2006 increased $9.9 million, or 10.7%, to $101.9 million from $92.0 million for the three months ended December 24, 2005. The Pet Products’ gross profit increased $13.5 million and Garden Products’ decreased $3.6 million. Gross profit as a percentage of net sales increased from 31.4% for the three months ended December 24, 2005 to 32.1% for the three months ended December 30, 2006 due primarily to increased contribution from acquisitions and higher margin branded product sales partially offset by higher grain and corn costs and an unfavorable product mix. We are facing significant grain and corn cost pressures, primarily in our wild bird feed operations, due to extraordinarily high prices over the last three to four months.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $13.7 million, or 16.7%, to $95.9 million for the three months ended December 30, 2006 from $82.2 million for the three months ended December 24, 2005. The increase was due primarily to increased selling and administrative expenses related to acquisitions completed in fiscal 2006. As a percentage of net sales, selling, general and administrative expenses increased to 30.2% for the three months ended December 30, 2006, compared to 28.1% in the comparable prior year period.

Selling and delivery expense increased $6.5 million, or 15.8%, from $41.2 million for the three months ended December 24, 2005 to $47.7 million for the three months ended December 30, 2006. The increase was due primarily to the quarter’s increased sales and recent acquisitions that generally have higher gross margins and higher selling costs.

Facilities expense decreased $0.5 million, or 15.4%, to $3.0 million for the three months ended December 30, 2006 from $3.5 million for the three months ended December 24, 2005. The higher facility costs in the comparable prior year period were due primarily to facility relocation costs.

Warehouse and administrative expense increased $7.7 million, or 20.8%, to $45.2 million for the three months ended December 30, 2006 from $37.5 million for the three months ended December 24, 2005. The increase was due primarily to recent acquisitions and increased employee related costs.

Net Interest Expense

Net interest expense for the three months ended December 30, 2006 increased $5.1 million, or 90%, to $10.7 million from $5.6 million for the three months ended December 24, 2005. The increase was due primarily to the higher average debt balance resulting from acquisitions financed through our $650 million in senior secured credit facilities in the second quarter of fiscal 2006 and slightly higher interest rates on our floating rate debt.

Other Income

Other income remained unchanged for the quarter ended December 30, 2006, as an increased loss from an investment was offset by a foreign currency gain.

Income Taxes

Our effective income tax rate was 38.4% for the quarter ended December 30, 2006 compared with 38.5% for the quarter ended December 24, 2005.

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

Historically, our business has been seasonal and our working capital requirements and capital resources tracked closely to this seasonal pattern. During the first fiscal quarter, accounts receivable reach their lowest level while inventory, accounts payable and short-term borrowings begin to increase. During the second fiscal quarter, receivables, accounts payable and short-term borrowings increase, reflecting the build-up of inventory and related payables in anticipation of the peak lawn and garden selling season. During the third fiscal quarter, inventory levels remain relatively constant while accounts receivable peak and short-term borrowings start to decline as cash collections are received during the peak selling season. During the fourth fiscal quarter, inventory levels are at their lowest, and accounts receivable and payables are substantially reduced through conversion of receivables to cash.

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

The primary cash flows for the three months ended December 30, 2006 were $17.1 million in cash used in investing activities and $3.4 million of cash used by operating activities, partially offset by $16.6 million provided by financing activities. Net cash provided by operating activities decreased by $7.5 million. This decrease was due primarily to decreased earnings and increased inventory build, partially offset by increased collections of receivables. Net cash used in investing activities decreased $5.0 million from the prior year primarily due to the collection of a note receivable and reduced acquisition activity in the current quarter, partially offset by higher capital expenditures related to the implementation of our enterprise resource planning system. Net cash provided by financing activities increased due to higher net borrowings on our revolving line of credit.

At December 30, 2006, our total debt outstanding was $581.9 million compared to $323.3 million at December 24, 2005, due to the acquisition of Farnam Companies, Inc. (“Farnam”) in March 2006 and increased seasonal working capital requirements.

Concurrent with the acquisition of Farnam, we arranged $650 million in senior secured credit facilities to finance the acquisition and to replace our then existing $125 million revolving credit facility maturing in May 2008 and our existing $175 million term loan maturing in May 2009. The new credit facilities consist of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from 0% to 0.25% or LIBOR plus a margin which fluctuates from 0.75% to 1.375%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. Interest on the term loan is based on a rate equal to LIBOR + 1.50% or the prime rate plus 0.50%, at our option. The term loan is payable in quarterly installments of $750,000 with the balance payable in September 2012. This facility is secured by substantially all of our assets, contains certain financial covenants which require us to maintain minimum levels of interest coverage and maximum levels of total debt to EBITDA, and which restrict our ability to repurchase our stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the facility. We were in compliance with all financial covenants as of December 30, 2006. The balance outstanding at December 30, 2006 under the revolving credit facility was $134 million, and the remaining available borrowing capacity was $182.9 million, with $33.1 million outstanding under certain letters of credit. We issued outstanding letters of credit of approximately $20 million during the quarter relating to a possible future contingent payment for the Farnam acquisition in 2006.

We believe that cash flows from operating activities, funds available under our revolving credit facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $40 million for the next 12 months. The increase in expected capital expenditures, compared to our historical rate, is due to increased investment in plant and equipment and our implementation of a scalable enterprise-wide information technology platform to improve existing operations, to support future growth and to enable us to take advantage of new applications and technologies. We invested approximately $15 million in fiscal 2006 and 2005 (on a combined basis) in this initiative and anticipate investing an additional $25 million to implement our new information technology strategy over the next three years. This initiative, when complete, will combine our numerous information systems into one enterprise-wide system and create a common business model and common data, which should create greater effectiveness and efficiency. Our capital expenditures in the first quarter of fiscal 2007 were approximately $11 million.

As part of our growth strategy, we have acquired a number of companies in the past, and we anticipate that we will continue to evaluate potential acquisition candidates and make strategic acquisitions in the future. If one or more potential acquisition opportunities, including those that would be material, become available in the near future, we may require additional external capital. In addition, such acquisitions would subject us to the general risks associated with acquiring companies, particularly if the acquisitions are relatively large.

Off-Balance Sheet Arrangements

There have been no material changes to the information provided in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 regarding off-balance sheet arrangements.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual obligations set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We believe there has been no material change in our exposure to market risk from that discussed in our fiscal 2006 Annual Report filed on Form 10-K, except as follows:

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

(b) Changes in internal controls. There were no changes in our internal controls during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On February 28, 2006, we purchased Farnam Companies, Inc. for approximately $291 million. We continue to integrate Farnam’s business and system of internal controls into the Company’s internal controls over financial reporting. This integration may lead to our making changes in our or Farnam’s historical internal controls over financial reporting in future periods.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material legal proceedings. For information on our recently settled Phoenix fire litigation, you should read Note 7 “Contingencies” to the unaudited condensed consolidated financial statements in Part I – Item 1 of this report.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Form 10-K in response to Item 1A. to Part I of Form 10-K.

We may be adversely affected by trends in the retail industry.

With the growing trend towards retail trade consolidation, we are increasingly dependent upon key retailers whose bargaining strength is growing. Our business may be negatively affected by changes in the policies of our retailers, such as inventory destocking, limitations on access to shelf space, price demands and other conditions. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and to more closely anticipate demand, which could in the future require the carrying of additional inventories and an increase in our working capital and related financing requirements. This shift to “just-in-time” can also cause retailers to delay purchase orders, which can cause sales to shift from quarter to quarter causing us to miss our quarterly sales projections. Moreover, if retailers wait too long to place orders, we may be unable to ship products quickly enough to replenish inventory, which could cause retail customers to defer purchases of our products or purchase competing products.

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

To mitigate our exposure to changes in market prices, we enter into purchase contracts for grains, bird feed and grass seed to cover up to approximately one-third of the purchase requirements for a selling season. Since these contracts cover only a portion of our purchase requirements, as market prices for grains increase, our cost of production increases as well. In contrast, if market prices for grains decrease because of a lack of demand, we may end up purchasing grains and seeds pursuant to the purchase contracts at prices above market. In 2006, crop yields for grass seed and for the primary components of wild bird feed, notably sunflower, milo and millet, were adversely impacted by drought conditions in key growing regions of the United States. Supply has been further limited as more and more farmers shift to corn-based crops for the production of ethanol. During the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007, prices for some of our key crops increased substantially. These price increases have continued into January and February 2007. Although we have been able to negotiate price increases with some of our retailers, we cannot assure you as to the timing or extent of our ability to implement price adjustments in the current context of rising costs or in the event of increased costs in the future. Based on our grain costs for the year-to-date and our forecast for the balance of the fiscal year, we believe that our cost of goods for grain will increase by approximately $20 million in fiscal 2007 over fiscal 2006. The impact of these grain cost increases will be partially offset by any price increases that we are able to obtain from retailers. We also cannot predict to what extent price increases may negatively affect our sales volume. Moreover, as retailers pass along price increases, consumers may shift to our lower margin pet bird feed, switch to competing products or reduce purchases of wild bird feed products.

Supply shortages in pet birds and small animals may negatively impact our sales.

Recently, the federal government and many state governments have increased restrictions on the importation of pet birds and the production of small animals. These restrictions have resulted in reduced demand for our pet bird and small animal food and supplies. If these restrictions continue or worsen, our future sales of these products will likely suffer, which would negatively impact our profitability.

Some countries have experienced outbreaks of bird flu. If the United States were to experience a significant outbreak of bird flu, the government could restrict the importation or interstate shipment of pet birds, and consumers could delay purchasing pet birds or shy away from feeding wild birds. Such restrictions would reduce the demand for our pet and wild bird feed, which would negatively impact our financial results.

Our operating results and cash flow are susceptible to fluctuations.

We expect to continue to experience variability in our net sales, net income and cash flow on a quarterly basis. Factors that may contribute to this variability include:

•	fluctuations in prices of commodity grains;

•	weather conditions during peak gardening seasons and seasonality;

•	shifts in demand for lawn and garden products;

•	shifts in demand for pet products;

•	changes in product mix, service levels and pricing by us and our competitors;

•	the ability to expand our manufacturing operations in a timely manner to increase production;

•	the effect of acquisitions, including the costs of acquisitions that are not completed; and

•	economic stability of retailers.

These fluctuations could negatively impact our business and the market price of our common stock.

Our garden distribution business has experienced declining sales and low margins, which have negatively impacted our operating results.

The lawn and garden supply distribution industry in which we operate is characterized by relatively low profit margins. As a result, our success is highly dependent upon effective cost and management controls and differentiating our services from those of our competitors. The wholesale lawn and garden distribution business is highly competitive, with many companies competing principally on the basis of price and service. In addition to competition from other distributors, we also compete with manufacturers and suppliers that elect to distribute certain of their products directly to retailers. Large retailers are increasingly purchasing products directly from the manufacturer rather than through distributors.

As a result of these and other trends, our garden distribution business has performed below expectations in recent years. Although we have taken steps to eliminate unprofitable products and reduce the number of suppliers whose products we carry, our garden distribution business continues to deliver unacceptable returns. We have recently made management changes in this operation and have formed a special projects team to focus on this underperforming business. If we are not successful in reducing operating costs, this business will continue to adversely impact our overall operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any of our equity securities during the quarter ended December 30, 2006. We still have authorization to purchase approximately $90 million in shares under our previously announced share repurchase program.

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

Dated: February 8, 2007

/s/ GLENN W. NOVOTNY
Glenn W. Novotny President and Chief Executive Officer

/s/ STUART W. BOOTH
Stuart W. Booth Executive Vice President and Chief Financial Officer