Form 10-Q
period 2007-03-31
CENTRAL GARDEN & PET CO
filed 2007-05-10
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 30, 2007	22,173,527
Class A Stock Outstanding as of April 30, 2007	47,655,648
Class B Stock Outstanding as of April 30, 2007	1,652,262

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in our Form 10-K for the fiscal year ended September 30, 2006 and our Form 10-Q for the quarter ended December 30, 2006, including the factors described in the section entitled “Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2006	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$28,406	$14,599
Accounts receivable (less allowance for doubtful accounts of $12,798 and $12,938)	239,172	332,510
Inventories	332,214	409,237
Prepaid expenses and other	34,910	41,316

Total current assets	634,702	797,662

Land, buildings, improvements and equipment—net	162,604	185,023
Goodwill	557,820	564,348
Other intangible assets, net	110,548	116,131
Deferred income taxes and other assets	68,149	68,929

Total	$1,533,823	$1,732,093

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,960	$149,037
Accrued expenses	81,305	83,133
Current portion of long-term debt	3,039	3,345

Total current liabilities	207,304	235,515

Long-term debt	565,410	709,863
Other long-term obligations	29,583	28,751

Convertible redeemable preferred stock	3,000	750
Minority interest	1,167	1,280

Shareholders’ equity:
Class A stock, $.01 par value: 47,321,386 and 47,642,823, shares outstanding at September 30, 2006 and March 31, 2007	473	476
Class B stock, $.01 par value: 1,652,262 shares outstanding	16	16
Common stock, $.01 par value: 22,008,431 and 22,172,506 shares outstanding at September 30, 2006 and March 31, 2007	218	219
Additional paid-in capital	540,131	548,287
Retained earnings	185,031	203,515
Accumulated other comprehensive income	1,490	3,421

Total shareholders’ equity	727,359	755,934

Total	$1,533,823	$1,732,093

Class A stock and additional paid-in capital as of September 30, 2006 have been retroactively adjusted to reflect the Class A stock dividend issued on February 5, 2007.

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 25, 2006	March 31, 2007	March 25, 2006	March 31, 2007
Net sales	$401,332	$485,660	$694,063	$803,058
Cost of goods sold and occupancy	264,580	321,814	465,313	537,342

Gross profit	136,752	163,846	228,750	265,716
Selling, general and administrative expenses	91,018	117,616	173,241	213,561

Income from operations	45,734	46,230	55,509	52,155
Interest expense	(10,227)	(12,693)	(16,571)	(24,098)
Interest income	602	289	1,287	965
Other income	1,803	1,596	1,852	1,685

Income before income taxes and minority interest	37,912	35,422	42,077	30,707
Income taxes	11,687	13,258	13,292	11,409
Minority interest	—	714	—	814

Net income	$26,225	$21,450	$28,785	$18,484

Income per common share (restated):
Basic	$0.40	$0.30	$0.45	$0.26

Diluted	$0.39	$0.30	$0.43	$0.26

Weighted average shares used in the computation of income per common share (restated):
Basic	65,082	71,422	64,275	71,358
Diluted	67,245	72,028	66,288	72,102

All share and per share amounts have been retroactively adjusted for all periods presented to reflect the stock dividend issued on February 5, 2007.

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 25, 2006	March 31, 2007
Cash flows from operating activities:
Net income	$28,785	$18,484
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,177	14,282
Stock-based compensation	2,456	2,306
Excess tax benefits from stock-based awards	(2,381)	(1,313)
Minority interest	—	814
Deferred income taxes	(689)	(883)
Gain on disposal of property	—	(12)
Change in assets and liabilities (excluding businesses acquired):
Receivables	(73,249)	(92,813)
Inventories	(61,746)	(76,662)
Prepaid expenses and other assets	(3,954)	(7,448)
Accounts payable	26,427	26,196
Accrued expenses	7,240	2,022
Other long-term obligations	1,312	(832)

Net cash used in operating activities	(64,622)	(115,859)

Cash flows from investing activities:
Additions to property	(18,208)	(30,952)
Businesses acquired, net of cash acquired	(348,756)	(18,347)
Collection of note	—	3,340
Restricted investments	(15,500)	31

Net cash used in investing activities	(382,464)	(45,928)

Cash flows from financing activities:
Borrowings on revolving line of credit	570,678	452,000
Repayments of revolving line of credit	(365,000)	(306,000)
Proceeds from issuance of long-term debt	600,000	—
Repayments of long-term debt	(472,637)	(1,241)
Proceeds from issuance of common stock	108,306	2,291
Excess tax benefits from stock-based awards	2,381	1,313
Payment of financing costs	(6,212)	(416)

Net cash provided by financing activities	437,516	147,947

Effect of exchange rate changes on cash and cash equivalents	(75)	33

Net decrease in cash and cash equivalents	(9,645)	(13,807)
Cash and equivalents at beginning of period	28,792	28,406

Cash and equivalents at end of period	$19,147	$14,599

Supplemental information:
Cash paid for interest	$14,680	$24,619

Cash paid for income taxes—net of refunds	$1,829	$878

Liabilities assumed in connection with acquisitions	$—	$3

Conversion of preferred stock to common stock	$—	$2,250

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended March 31, 2007

(unaudited)

1. Basis of Presentation

The condensed consolidated balance sheet of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of March 31, 2007, the condensed consolidated statements of operations for the three months and six months ended March 25, 2006 and March 31, 2007 and the condensed consolidated statements of cash flows for the six months ended March 25, 2006 and March 31, 2007 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

For the Company’s foreign business in the UK, the local currency is the functional currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the period. Comprehensive income was $20.4 million for the six month period ended March 31, 2007 and includes net income of $18.5 million and foreign currency translation adjustments of $1.9 million that are excluded from net earnings but reported in accumulated other comprehensive income, a separate component of shareholders’ equity. Comprehensive income was $27.7 million for the six month period ended March 25, 2006 and included net earnings of $28.8 million and foreign currency translation adjustments of $1.1 million. Deferred taxes are not provided on translation gains and losses, because the Company expects earnings of its foreign subsidiary to be permanently reinvested. Transaction gains and losses are included in results of operations.

Due to the seasonal nature of the Company’s garden business, the results of operations for the three and six month periods ended March 31, 2007 and March 25, 2006 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2006 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission.

On January 3, 2007, the Company announced a stock dividend in the form of two shares of the Company’s Class A common stock for each outstanding share of the Company’s common stock and Class B common stock to stockholders of record as of January 14, 2007. On February 5, 2007, the Company distributed the related Class A shares to the stockholders. All share and per share amounts in this Form 10-Q have been retroactively adjusted to reflect the stock dividend for all periods presented.

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

2. Stock-Based Compensation

The Company has various non-qualified stock-based compensation programs, which provide for stock option grants and restricted stock awards. The grant date fair value of restricted stock awards is amortized over the vesting period. Stock options may be granted to officers, key employees and directors. Stock options are generally granted with a 30 month cliff vesting and 42 month expiration, but are also granted with graded vesting increments of 20% or 25% per year and expiring seven or eight years from the date of grant. Beginning in fiscal 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” and elected to adopt the modified prospective transition method. Under this transition method, compensation cost associated with stock options recognized thereafter includes: (1) amortization related to the remaining unvested portion of all share-based payments granted prior to, but not vested as of September 24, 2005, based on the grant date fair value estimated in accordance with the original pro forma footnote disclosure provisions of SFAS No. 123 and (2) amortization related to all share-based payments granted subsequent to September 24, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Accordingly, stock compensation expense is recognized over the requisite service period using the straight-line attribution method.

The Company recognized share-based compensation expense of $1.3 million and $1.4 million for the three month periods ended March 31, 2007 and March 25, 2006 and $2.3 million and $2.5 million for the six month periods then ended, respectively, as a component of selling, general and administrative expenses.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected stock price volatilities are estimated based on the Company’s implied historical volatility. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free rates are based on U.S. Treasury yields, for notes with comparable terms as the option grants, in effect at the time of the grant. For purposes of this valuation model, no dividends have been assumed. Assumptions for the six month periods ended March 31, 2007 and March 25, 2006 used in the Black-Scholes model are presented below:

	March 31, 2007	March 25, 2006
Stock plans:
Average expected life in years	5 years	3 or 6 years
Expected volatility	28%	28%
Risk-free interest rate	4.6%	4.3%

The following table summarizes option activity for the six months ended March 31, 2007 (adjusted for the stock dividend):

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2006	4,894	$11.70		$57.2
Granted	105	14.35
Exercised	(430)	7.97
Cancelled or expired	(229)	11.18

Outstanding at March 31, 2007	4,340	12.17	3.3	52.8

Exercisable at March 31, 2007	459	9.45		4.3

The weighted average fair value of options granted during the six months ended March 31, 2007 and March 25, 2006 was $5.08 and $4.54, respectively. The total intrinsic value of options exercised during the six months ended March 31, 2007 and March 25, 2006 was $2.3 million and $6.2 million, respectively.

As of March 31, 2007, there was $5.5 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average vesting period of two years.

Restricted Stock Awards: As of March 31, 2007, there were 664,000 shares of restricted stock awards outstanding. The awards generally vest in 20% or 25% annual increments beginning three years from the date of grant.

Restricted stock award activity during the six months ended March 31, 2007 is summarized in the following table.

Number of Shares (in thousands)
Nonvested at September 30, 2006	731
Granted	23
Vested	—
Forfeited	(90)

Nonvested at March 31, 2007	664

The weighted average grant-date fair value of restricted stock awards granted during the first six months of fiscal 2007 and fiscal 2006 was $15.60 and $15.94, respectively.

As of March 31, 2007, there was $7.5 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average period of three years.

3. Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations. The earnings per share computations have been restated to reflect the stock dividend of Class A common stock, which was distributed to stockholders on February 5, 2007 (see Note 1).

	Three Months Ended March 31, 2007			Six Months Ended March 31, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$21,450	71,422	$0.30	$18,484	71,358	$0.26

Effect of dilutive securities:
Options to purchase common stock		542	—		680	—
Convertible preferred stock		64	—		64	—
Diluted EPS:

Net income available to common shareholders	$21,450	72,028	$0.30	$18,484	72,102	$0.26

	Three Months Ended March 25, 2006			Six Months Ended March 25, 2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$26,225	65,082	$0.40	$28,785	64,275	$0.45

Effect of dilutive securities:
Options to purchase common stock		1,260	(0.01)		1,170	(0.02)
Restricted shares		645	—		585	—
Convertible preferred stock		258	—		258	—
Diluted EPS:

Net income available to common shareholders	$26,225	67,245	$0.39	$28,785	66,288	$0.43

Options to purchase 4,340,032 shares of common stock at prices ranging from $4.26 to $17.99 per share were outstanding at March 31, 2007 and options to purchase 5,856,309 shares of common stock at prices ranging from $4.26 to $17.99 per share were outstanding at March 25, 2006. For the three month periods ended March 31, 2007 and March 25, 2006, options to purchase 1,171,508 and 43,500 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the six month periods ended March 31, 2007 and March 25, 2006, options to purchase 552,917 and 157,752 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Shares of common stock from the assumed conversion of the Company’s convertible preferred stock, issued in February 2004, were also included in the computation of diluted EPS for the three and six month periods ended March 31, 2007 and March 25, 2006.

4. Shareholders’ Equity

On January 3, 2007, the Company declared a stock dividend on the Company’s common stock and Class B common stock to stockholders of record as of January 14, 2007. The stock dividend was in the form of two shares of the Company’s Class A common stock for each outstanding share of the Company’s common stock and Class B common stock. Class A common stock certificates were distributed to stockholders on February 5, 2007.

In November 2006, holders of 75 shares of the Company’s Series B convertible preferred stock converted their shares to 64,803 shares of the Company’s common stock. As of March 31, 2007, 25 shares of the Company’s Series B convertible preferred stock remain outstanding.

5. Acquisitions

During the quarter ended March 31, 2007, the Company finalized the purchase accounting for Farnam Companies, Inc. and Breeder’s Choice Pet Foods Inc. The final purchase allocations resulted in a reduction of previously recorded goodwill and a greater value attributed to the other intangible assets of $4 million. Other estimated purchase price allocations remained unchanged.

In February 2006, the Company acquired Farnam Companies, Inc. (“Farnam”) for an initial payment of approximately $287 million in cash, plus $4 million in cash for the purchase of related real property. The Company made additional payments to the former owners of Farnam in fiscal 2007 totaling approximately $15 million, upon final determination of Farnam’s net assets. The purchase price exceeded the fair value of net tangible and intangible assets acquired by approximately $171 million, which has been recorded as goodwill.

In February 2006, the Company acquired the assets of Breeder’s Choice Pet Foods Inc. for approximately $27 million in cash. The purchase price exceeded the fair value of net assets acquired by approximately $8 million, which has been recorded as goodwill.

In March 2006, the Company increased its equity interest in Tech Pac, L.L.C. from 20% to 80%. The purchase price exceeded the fair value of the net tangible assets acquired by approximately $15 million. The Company has not yet finalized its allocation of the purchase price to the fair value of intangible assets acquired. The value of intangible assets acquired pending final purchase accounting allocation is approximately $28 million, including Gulfstream Home & Garden Inc.’s interest in Tech Pac. When final purchase accounting is completed, any adjustments to the allocation will be recognized at that time.

The Company accounts for its acquisitions in accordance with SFAS No. 142, “Business Combinations.” As of March 31, 2007, purchase accounting adjustments related to the acquisition of Tech Pac, L.L.C. have been recognized based on preliminary valuation amounts. Once these valuations are finalized, it is possible some adjustments will be made based on the final valuations.

6. Segment Information

Management has determined that the Company has two operating segments which are also reportable segments based on the level at which the Chief Executive Officer reviews the results of operations to make decisions regarding performance assessment and resource allocation. These operating segments are the Garden Products Group and Pet Products Group.

	Three Months Ended		Six Months Ended
	March 25, 2006	March 31, 2007	March 25, 2006	March 31, 2007
Net sales:
Garden Products	$214,112	$255,859	$339,696	$370,969
Pet Products	187,220	229,801	354,367	432,089

Total net sales	401,332	485,660	694,063	803,058
Income from operations:
Garden Products	26,353	28,842	25,843	26,709
Pet Products	25,069	29,285	43,620	47,092
Corporate	(5,688)	(11,897)	(13,954)	(21,646)

Total income from operations	45,734	46,230	55,509	52,155

Interest expense – net	(9,625)	(12,404)	(15,284)	(23,133)
Other income	1,803	1,596	1,852	1,685
Income taxes	(11,687)	(13,258)	(13,292)	(11,409)
Minority interest	—	(714)	—	(814)

Net income	$26,225	$21,450	$28,785	$18,484

Depreciation and amortization:
Garden Products	$1,526	$2,456	$3,068	$3,900
Pet Products	4,132	4,122	7,464	8,717
Corporate	334	857	645	1,665

Total depreciation and amortization	$5,992	$7,435	$11,177	$14,282

	September 30, 2006	March 31, 2007
Assets:
Garden Products	$424,639	$589,151
Pet Products	470,194	506,180
Corporate	638,990	636,762

Total assets	$1,533,823	$1,732,093

Goodwill (included in corporate assets):
Garden Products	$172,826	$172,826
Pet Products	384,994	391,522

Total goodwill	$557,820	$564,348

Minority interest is associated with the Garden Products segment.

7. Consolidating Condensed Financial Information of Guarantor Subsidiaries

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended March 31, 2007 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$144,096	$378,778	$(37,214)	$485,660
Cost of products sold and occupancy	98,265	260,763	(37,214)	321,814

Gross profit	45,831	118,015	—	163,846
Selling, general and administrative expenses	35,928	81,688	—	117,616

Income from operations	9,903	36,327	—	46,230
Interest – net	(12,510)	106	—	(12,404)
Other income (loss)	(1,361)	2,957	—	1,596

Income (loss) before income taxes and minority interest	(3,968)	39,390	—	35,422
Income taxes (benefit)	(1,646)	14,904	—	13,258
Minority interest	714	—	—	714

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(3,036)	24,486	—	21,450
Equity in undistributed income of guarantor subsidiaries	24,486	—	(24,486)	—

Net income (loss)	$21,450	$24,486	$(24,486)	$21,450

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended March 25, 2006 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$122,061	$312,837	$(33,566)	$401,332
Cost of products sold and occupancy	84,738	213,408	(33,566)	264,580

Gross profit	37,323	99,429	—	136,752
Selling, general and administrative expenses	30,511	60,507	—	91,018

Income from operations	6,812	38,922	—	45,734
Interest – net	(9,661)	36	—	(9,625)
Other income	987	816	—	1,803

Income (loss) before income taxes	(1,862)	39,774	—	37,912
Income taxes (benefit)	(574)	12,265	(4)	11,687

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(1,288)	27,509	4	26,225
Equity in undistributed income of guarantor subsidiaries	27,513	—	(27,513)	—

Net income (loss)	$26,225	$27,509	$(27,509)	$26,225

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Six Months Ended March 31, 2007 (in thousands) (unaudited)
	Parent		Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$245,176		$621,373	$(63,491)	$803,058
Cost of products sold and occupancy	169,151		431,682	(63,491)	537,342

Gross profit	76,025		189,691	—	265,716
Selling, general and administrative expenses	63,848		149,713	—	213,561

Income from operations	12,177		39,978	—	52,155
Interest – net	(23,368)		235	—	(23,133)
Other income (loss)	(2,452)		4,137	—	1,685

Income (loss) before income taxes and minority interest Interest taxes (benefit)	(13,643 (5,513	) )	44,350 16,922	— —	30,707 11,409
Minority interest	814		—	—	814

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(8,944)		27,428	—	18,484
Equity in undistributed income of guarantor subsidiaries	27,428		—	(27,428)	—

Net income (loss)	$18,484		$27,428	$(27,428)	$18,484

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Six Months Ended March 25, 2006 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$220,197	$527,254	$(53,388)	$694,063
Cost of products sold and occupancy	155,463	363,238	(53,388)	465,313

Gross profit	64,734	164,016	—	228,750
Selling, general and administrative expenses	58,963	114,278	—	173,241

Income from operations	5,771	49,738	—	55,509
Interest – net	(15,401)	117	—	(15,284)
Other income	734	1,118	—	1,852

Income (loss) before income taxes	(8,896)	50,973	—	42,077
Income taxes (benefit)	(3,282)	16,583	(9)	13,292

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(5,614)	34,390	9	28,785
Equity in undistributed income of guarantor subsidiaries	34,399	—	(34,399)	—

Net income (loss)	$28,785	$34,390	$(34,390)	$28,785

	CONSOLIDATING CONDENSED BALANCE SHEET March 31, 2007 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$12,601	$1,998	$—	$14,599
Accounts receivable, net	100,130	259,592	(27,212)	332,510
Inventories	132,813	276,424	—	409,237
Prepaid expenses and other assets	18,501	22,815	—	41,316

Total current assets	264,045	560,829	(27,212)	797,662
Land, buildings, improvements and equipment, net	41,873	143,150	—	185,023
Goodwill	564,348	—	—	564,348
Investment in guarantors	657,765	—	(657,765)	—
Deferred income taxes and other assets	61,126	126,597	(2,663)	185,060

Total	$1,589,157	$830,576	$(687,640)	$1,732,093

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$82,809	$93,440	$(27,212)	$149,037
Accrued expenses and other current liabilities	36,884	49,594	—	86,478

Total current liabilities	119,693	143,034	(27,212)	235,515
Long-term debt	709,287	576	—	709,863
Other long-term obligations	2,213	29,201	(2,663)	28,751
Convertible redeemable preferred stock	750	—	—	750
Minority interest	1,280	—	—	1,280
Shareholders’ equity	755,934	657,765	(657,765)	755,934

Total	$1,589,157	$830,576	$(687,640)	$1,732,093

	CONSOLIDATING CONDENSED BALANCE SHEET September 30, 2006 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$9,087	$19,319	$—	$28,406
Accounts receivable, net	58,239	201,771	(20,838)	239,172
Inventories	94,155	238,059	—	332,214
Prepaid expenses and other assets	18,084	16,826	—	34,910

Total current assets	179,565	475,975	(20,838)	634,702
Land, buildings, improvements and equipment, net	32,366	130,238	—	162,604
Goodwill	557,820	—	—	557,820
Investment in guarantors	542,121	—	(542,121)	—
Deferred income taxes and other assets	74,820	106,540	(2,663)	178,697

Total	$1,386,692	$712,753	$(565,622)	$1,533,823

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$56,925	$86,873	$(20,838)	$122,960
Accrued expenses and other current liabilities	30,219	54,125	—	84,344

Total current liabilities	87,144	140,998	(20,838)	207,304
Long-term debt	565,250	160	—	565,410
Other long-term obligations	2,772	29,474	(2,663)	29,583
Convertible redeemable preferred stock	3,000	—	—	3,000
Minority interest	1,167	—	—	1,167
Shareholders’ equity	727,359	542,121	(542,121)	727,359

Total	$1,386,692	$712,753	$(565,622)	$1,533,823

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Six Months Ended March 31, 2007 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(24,476)	$(63,955)	$(27,428)	$(115,859)

Additions to property	(9,019)	(21,933)	—	(30,952)
Businesses acquired, net of cash	(7)	(18,340)	—	(18,347)
Collection of note	3,340	—	—	3,340
Restricted investments	31	—	—	31
Investment in guarantor subsidiaries	(113,713)	86,285	27,428	—

Net cash provided (used) by investing activities	(119,368)	46,012	27,428	(45,928)

Repayments on revolving line of credit	(306,000)	—	—	(306,000)
Borrowings on revolving line of credit	452,000	—	—	452,000
Repayments of long-term debt	(1,830)	589	—	(1,241)
Proceeds from issuance of common stock	2,291	—	—	2,291
Excess tax benefits from stock-based awards	1,313	—	—	1,313
Payment of financing costs	(416)	—	—	(416)

Net cash provided (used) by financing activities	147,358	589	—	147,947

Effect of exchange rate changes on cash	—	33	—	33

Net increase (decrease) in cash and cash equivalents	3,514	(17,321)	—	(13,807)
Cash and cash equivalents at beginning of period	9,087	19,319	—	28,406

Cash and cash equivalents at end of period	$12,601	$1,998	$—	$14,599

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Six Months Ended March 25, 2006 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$283,508	$(313,740)	$(34,390)	$(64,622)

Additions to property	(9,610)	(8,598)	—	(18,208)
Businesses acquired, net of cash	(283,532)	(65,224)	—	(348,756)
Restricted investments	(15,500)	—	—	(15,500)
Investment in guarantor subsidiaries	(419,828)	385,438	34,390	—

Net cash provided (used) by investing activities	(728,470)	311,616	34,390	(382,464)

Repayments on revolving line of credit	(365,000)	—	—	(365,000)
Borrowings on revolving line of credit	570,678	—	—	570,678
Repayments of long-term debt	(472,626)	(11)	—	(472,637)
Proceeds from issuance of long-term debt	600,000	—	—	600,000
Proceeds from issuance of common stock	108,306	—	—	108,306
Excess tax benefits from stock-based awards	2,381	—	—	2,381
Payment of financing costs	(6,212)	—	—	(6,212)

Net cash provided (used) by financing activities	437,527	(11)	—	437,516

Effect of exchange rate changes on cash	—	(75)	—	(75)

Net increase (decrease) in cash and equivalents	(7,435)	(2,210)	—	(9,645)
Cash and equivalents at beginning of period	22,732	6,060	—	28,792

Cash and equivalents at end of period	$15,297	$3,850	$—	$19,147

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

Recent Developments

Class A Stock Dividend. On January 3, 2007, we declared a stock dividend on our common stock and Class B common stock to stockholders of record as of January 14, 2007. The stock dividend was in the form of two shares of our Class A common stock for each outstanding share of our common stock and Class B common stock. Our Class A common stock is listed on the NASDAQ Global Select Market under the symbol “CENT.A.” We distributed the Class A common stock to create an active trading market in the stock. We plan to use our Class A common stock to strategically raise additional equity capital to pursue acquisitions and to contribute to employee benefit plans. Class A stock certificates were distributed to shareholders on February 5, 2007. All share and per share amounts have been retroactively adjusted to reflect the stock dividend for all periods presented in the accompanying condensed consolidated statements of operations and in the computation of earnings per share (see Note 3 to the Condensed Consolidated Financial Statements).

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information to assist financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display on the face of the balance sheet the fair value of assets and liabilities chosen by the company for fair value accounting. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us in our fiscal year beginning September 28, 2008. We are currently evaluating the impact of SFAS No. 159 on our financial statements.

In June 2006, the FASB issued Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for us in our fiscal year beginning September 30, 2007. We are currently evaluating the impact of FIN 48 on our financial statements.

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

Results of Operations

Three Months Ended March 31, 2007

Compared with Three Months Ended March 25, 2006

Net Sales

Net sales for the three months ended March 31, 2007 increased $84.4 million, or 21.0%, to $485.7 million from $401.3 million for the three months ended March 25, 2006. Pet Products’ net sales increased $42.6 million, or 22.8%, to $229.8 million for the three months ended March 31, 2007 from $187.2 million in the comparable fiscal 2006 period. Garden Products’ net sales increased $41.8 million, or 19.5%, to $255.9 million for the three months ended March 31, 2007 from $214.1 million in the comparable fiscal 2006 period. Our branded product sales increased $82.9 million and sales of other manufacturers’ products increased $1.5 million. Our branded Pet Products’ sales increased $40.4 million due primarily to approximately $30 million from recent acquisitions, including Farnam, and increased wild bird feed sales, partially offset by softer demand in the aquatics market, combined with a major retailer discontinuing fish sales. Branded Garden Products’ sales increased $42.5 million due primarily to favorable weather conditions in key early season markets as compared to the slow start due to unfavorable weather conditions in the comparable prior year quarter, approximately $9 million from recent acquisitions and increased wild bird seed sales.

Gross Profit

Gross profit for the three months ended March 31, 2007 increased $27.1 million, or 19.8%, to $163.8 million from $136.8 million for the three months ended March 25, 2006. The Pet Products’ gross profit increased $16.7 million and Garden Products’ increased $10.4 million. Gross profit as a percentage of net sales decreased from 34.1% for the three months ended March 25, 2006 to 33.7% for the three months ended March 31, 2007 due primarily to higher grain costs and a mix shift. The continued cost pressures in the volatile grain markets have been nominally reduced by price increases we obtained late in the second quarter. We expect to continue being adversely impacted by higher grain prices after the impact of our price increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $26.6 million, or 29.2%, to $117.6 million for the three months ended March 31, 2007 from $91.0 million for the three months ended March 25, 2006. The increase was due primarily to increased selling and administrative expenses related to acquisitions of branded product companies completed in fiscal 2006, which have higher operating expenses. As a percentage of net sales, selling, general and administrative expenses increased to 24.2% for the three months ended March 31, 2007, compared to 22.7% in the comparable prior year period.

Selling and delivery expense increased $12.3 million, or 25.4%, from $48.4 million for the three months ended March 25, 2006 to $60.7 million for the three months ended March 31, 2007. As a percentage of net sales, selling and delivery expense remained unchanged at approximately 12% of net sales. The increase in dollar terms was due primarily to fiscal 2006 acquisitions completed near the end of the second quarter of fiscal 2006 with a full quarter’s expense in fiscal 2007.

Facilities expense increased $0.2 million to $3.3 million for the three months ended March 31, 2007 from $3.1 million for the three months ended March 25, 2006.

Warehouse and administrative expense increased $14.1 million, or 35.7%, to $53.6 million for the three months ended March 31, 2007 from $39.5 million for the three months ended March 25, 2006. The increase was due primarily to recent acquisitions and increased third party service provider costs related primarily to accounting and legal services and IT services related to our SAP implementation.

Net Interest Expense

Net interest expense for the three months ended March 31, 2007 increased $2.8 million, or 28.9%, to $12.4 million from $9.6 million for the three months ended March 25, 2006. The increase was due primarily to the higher average debt balance resulting from acquisitions financed through our $650 million in senior secured credit facilities in the second quarter of fiscal 2006 and slightly higher interest rates on our floating rate debt.

Other Income

Other income decreased $0.2 million to $1.6 million, or 11.5%, for the quarter ended March 31, 2007 from $1.8 million for the quarter ended March 25, 2006 due primarily to the acquisition of the additional equity interest, and inclusion in our consolidated operating results, of Tech Pac, which was accounted for under the equity method of accounting as of March 25, 2006.

Income Taxes

Our effective income tax rate was 38.2% for the quarter ended March 31, 2007 compared with 30.8% for the quarter ended March 25, 2006. The prior year quarter effective tax rate was lower than in the current year quarter due principally to the reversal of tax contingency reserves of approximately $2.6 million in the prior year quarter. The reserves related to certain income tax credits taken in prior tax returns.

Six Months Ended March 31, 2007

Compared with Six Months Ended March 25, 2006

Net Sales

Net sales for the six months ended March 31, 2007 increased $109.0 million, or 15.7%, to $803.1 million from $694.1 million for the six months ended March 25, 2006. Pet Products’ net sales increased $77.7 million, or 21.9%, to $432.1 million for the six months ended March 31, 2007 from $354.4 million in the comparable fiscal 2006 period. Garden Products’ net sales increased $31.3 million, or 9.2%, to $371.0 million for the six months ended March 31, 2007 from $339.7 million in the comparable fiscal 2006 period. Our branded product sales increased $114.6 million, while sales of other manufacturers’ products decreased $5.6 million. Our branded Pet Products’ sales increased $75.9 million due primarily to recent acquisitions of approximately $60.5 million and increased wild bird feed sales, partially offset by softer demand in the aquatics market, combined with a major retailer discontinuing fish sales. Garden Products’ sales increased $38.7 million due primarily to recent acquisitions of approximately $11 million and increased wild bird feed sales as compared to weak bird feed sales in the prior year period.

Gross Profit

Gross profit for the six months ended March 31, 2007 increased $37.0 million, or 16.2%, to $265.7 million from $228.8 million for the six months ended March 25, 2006. The Pet Products’ gross profit increased $30.2 million and Garden Products’ increased $6.8 million. Gross profit as a percentage of net sales remained relatively flat, increasing from 33.0% for the six months ended March 25, 2006 to 33.1% for the six months ended March 31, 2007. Increased contribution from acquisitions and higher margin branded product sales were partially offset by higher grain costs and an unfavorable product mix. The significant grain cost pressures we have been facing, primarily in our wild bird feed operations, due to extraordinarily high prices in the first two quarters of fiscal 2007 have been partially mitigated by the price increases we obtained late in the second quarter of fiscal 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $40.4 million, or 23.3%, to $213.6 million for the six months ended March 31, 2007 from $173.2 million for the six months ended March 25, 2006. The increase was due primarily to increased selling and administrative expenses related to acquisitions of branded product companies completed in fiscal 2006, which have higher operating expenses. As a percentage of net sales, selling, general and administrative expenses increased to 26.6% for the six months ended March 31, 2007, compared to 25.0% in the comparable prior year period.

Selling and delivery expense increased $18.8 million, or 21.0%, from $89.6 million for the six months ended March 25, 2006 to $108.4 million for the six months ended March 31, 2007. As a percentage of net sales, selling and delivery expense increased to 13.5% for the six months ended March 31, 2007 from 12.9% for the comparable prior year period. The increase in dollar terms was due primarily to the quarter’s increased sales and recent acquisitions that generally have higher gross margins and higher selling costs.

Facilities expense decreased $0.4 million, or 6.0%, to $6.3 million for the six months ended March 31, 2007 from $6.7 million for the six months ended March 25, 2006. The higher facility costs in the comparable prior year period were due primarily to facility relocation costs.

Warehouse and administrative expense increased $22.0 million, or 28.6%, to $98.9 million for the six months ended March 31, 2007 from $76.9 million for the six months ended March 25, 2006. The increase was due primarily to recent acquisitions and increased third party service provider costs related primarily to accounting and legal services and to IT services related to our SAP implementation.

Net Interest Expense

Net interest expense for the six months ended March 31, 2007 increased $7.8 million, or 50.4%, to $23.1 million from $15.3 million for the six months ended March 25, 2006. The increase was due primarily to the higher average debt balance resulting from acquisitions financed through our $650 million in senior secured credit facilities in the second quarter of fiscal 2006 and slightly higher interest rates on our floating rate debt.

Other Income

Other income decreased $0.2 million to $1.7 million, or 9.0%, for the quarter ended March 31, 2007 from $1.9 million for the quarter ended March 25, 2006 due primarily to the acquisition of the additional equity interest, and inclusion in our consolidated operating results, of Tech Pac which was formerly accounted for under the equity method of accounting as of March 25, 2006.

Income Taxes

Our effective income tax rate was 38.2% for the six months ended March 31, 2007 compared with 31.6% for the six months ended March 25, 2006. The prior year quarter effective tax rate was lower than in the current year quarter due principally to the reversal of tax contingency reserves of approximately $2.6 million in the prior fiscal year`. The reserves related to certain income tax credits taken in prior tax returns.

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

The primary cash flows for the six months ended March 31, 2007 were $115.9 million of cash used in operating activities and $45.9 million of cash used in investing activities partially offset by $147.9 million provided by financing activities. Net cash used in operating activities increased by $51.2 million due primarily to increased working capital requirements and decreased earnings. Net cash used in investing activities decreased by $336.5 million from the prior year primarily due to acquisitions made in the first half of fiscal 2006 partially offset by higher capital expenditures in the current year quarter. Net cash provided by financing activities decreased by $289.6 million from the prior year due primarily to the issuance of long-term debt in the prior year to fund acquisitions partially offset by higher net borrowings on our revolving line of credit in the current year to fund our increased working capital requirements.

At March 31, 2007, our total debt outstanding was $713.2 million compared to $655.8 million at March 25, 2006, due to acquisitions and increased seasonal working capital requirements.

Concurrent with the acquisition of Farnam, we arranged $650 million in senior secured credit facilities to finance the acquisition and to replace our then existing $125 million revolving credit facility maturing in May 2008 and our existing $175 million term loan maturing in May 2009. The new credit facilities consist of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from 0% to 0.25% or LIBOR plus a margin which fluctuates from 0.75% to 1.375%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. Interest on the term loan is based on a rate equal to LIBOR + 1.50% or the prime rate plus 0.50%, at our option. The term loan is payable in quarterly installments of $750,000 with the balance payable in September 2012. These facilities are secured by substantially all of our assets, contain certain financial covenants which require us to maintain minimum levels of interest coverage and maximum levels of total debt to EBITDA, and which restrict our ability to repurchase our stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of these facilities. In March, 2007, we amended the maximum leverage and minimum interest coverage levels of the credit agreement. We were in compliance with all financial covenants as of March 31, 2007. The balance outstanding at March 31, 2007 under the revolving credit facility was $265 million, and the remaining available borrowing capacity was $68.0 million, with $17.0 million outstanding under certain letters of credit.

We believe that cash flows from operating activities, funds available under our revolving credit facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will be approximately $40 million for fiscal 2007. The increase in expected capital expenditures, compared to our historical rate, is due to increased investment in plant and equipment and our implementation of a scalable enterprise-wide information technology platform to improve existing operations, to support future growth and to enable us to take advantage of new applications and technologies. We invested approximately $15 million in fiscal 2006 and 2005 (on a combined basis) in this initiative and anticipate investing an additional $25 million to implement our new information technology strategy over the next three years. This initiative, when complete, will combine our numerous information systems into one enterprise-wide system and create a common business model and common data, which should enable us to be more effective and efficient. Our capital expenditures in the first six months of fiscal 2007 were approximately $31 million.

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

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe there has been no material change in our exposure to market risk from that discussed in our fiscal 2006 Annual Report filed on Form 10-K, except as follows:

Commodity Prices. We are exposed to fluctuations in market prices for grains, grass seed and pet food ingredients. To mitigate risk associated with increases in market prices and commodity availability, we enter into contracts for purchases, primarily to ensure commodity availability to us in the future. As of September 30, 2006, we had entered into fixed purchase commitments for fiscal 2007 totaling approximately $113 million. A 10% change in the market price for these commodities would have resulted in an additional pretax gain or loss of $11.3 million related to the contracts outstanding as of September 30, 2006. As of September 24, 2005, we had entered into fixed purchase commitments for fiscal 2006 totaling approximately $95 million. A 10% change in the market price for these commodities would have resulted in an additional pretax gain or loss of $9.5 million related to the contracts outstanding as of September 24, 2005. In 2006, crop yields for grass seed and for the primary components of wild bird feed were adversely impacted by drought conditions in key growing regions of the United States and by farmers shifting to corn-based crops for the production of ethanol to meet increased demand. During the first two quarters of fiscal 2007, prices for some of our key crops continued to increase substantially.

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

To mitigate our exposure to changes in market prices, we enter into purchase contracts for grains, bird feed and grass seed to cover up to approximately one-third of the purchase requirements for a selling season. Since these contracts cover only a portion of our purchase requirements, as market prices for grains increase, our cost of production increases as well. In contrast, if market prices for grains decrease because of a lack of demand, we may end up purchasing grains and seeds pursuant to the purchase contracts at prices above market. In 2006, crop yields for grass seed and for the primary components of wild bird feed, notably sunflower, milo and millet, were adversely impacted by drought conditions in key growing regions of the United States. Supply has been further limited as more and more farmers shift to corn-based crops for the production of ethanol to meet increased demand. During the fourth quarter of fiscal 2006 and the first two quarters of fiscal 2007, prices for some of our key crops increased substantially. Although we have been able to negotiate price increases with some of our retailers, these price increases have not fully offset the rising costs. We cannot assure you as to the timing or extent of our ability to implement price adjustments in the current context of rising costs or in the event of increased costs in the future. Based on our grain costs for the year-to-date and our forecast for the balance of the fiscal year, we believe that our cost of goods for grain will increase in excess of $25 million in fiscal 2007 over fiscal 2006. The impact of these grain cost increases will be partially offset by any price increases that we are able to obtain from our retailers. We also cannot predict to what extent price increases may negatively affect our sales volume. Moreover, as retailers pass along price increases, consumers may shift to our lower margin pet bird feed, switch to competing products or reduce purchases of wild bird feed products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any of our equity securities during the quarter ended March 31, 2007. We still have authorization to purchase approximately $90 million in shares under our previously announced share repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of shareholders was held on February 12, 2007.

(b) The following directors were elected at the meeting:

William E. Brown

Glenn W. Novotny

Brooks M. Pennington III

John B. Balousek

David N. Chichester

Alfred A. Piergallini

Bruce A. Westphal

Set forth below is the tabulation with respect to the election of directors at the meeting:

	For	Against/Withheld
William E. Brown
Common	10,500,618	8,803,689
Class B	16,460,070	0
Glenn W. Novotny
Common	10,959,008	8,345,299
Class B	16,460,070	0
Brooks M. Pennington
Common	10,915,711	8,388,596
Class B	16,460,070	0
John B. Balousek
Common	17,550,828	1,753,479
Class B	16,460,070	0
David N. Chichester
Common	18,617,146	687,161
Class B	16,460,070	0
Alfred A. Piergalliini
Common	17,939,865	1,364,442
Class B	16,460,070	0
Bruce A. Westphal
Common	17,006,426	2,297,881
Class B	16,460,070	0

Item 5. Other Information

Not applicable

Item 6. Exhibits

4.1	Specimen Certificate for Registrant’s Class A Common Stock (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A/12B filed January 24, 2007.

10.1	Amendment No. 4 dated March 15, 2007 to the Credit Agreement, dated February 28, 2006, among Central Garden & Pet Company, the Subsidiary Guarantors and lenders thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 20, 2007.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: May 10, 2007

/S/ GLENN W. NOVOTNY
Glenn W. Novotny President and Chief Executive Officer

/S/ STUART W. BOOTH
Stuart W. Booth Executive Vice President and Chief Financial Officer