Form 10-Q
period 2007-06-30
CENTRAL GARDEN & PET CO
filed 2007-08-08
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Large accelerated filer  ☒            Accelerated filer  ☐             Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 31, 2007	22,290,643
Class A Common Stock Outstanding as of July 31, 2007	47,811,406
Class B Stock Outstanding as of July 31, 2007	1,652,262

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in our Form 10-K for the fiscal year ended September 30, 2006 and our Forms 10-Q for the quarters ended December 30, 2006 and March 31, 2007, including the factors described in the section entitled “Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2006	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$28,406	$15,815
Accounts receivable (less allowance for doubtful accounts of $12,798 and $14,338)	239,172	276,858
Inventories	332,214	381,748
Prepaid expenses and other	34,910	42,196

Total current assets	634,702	716,617

Land, buildings, improvements and equipment—net	162,604	196,653
Goodwill	557,820	566,665
Other intangible assets, net	110,548	116,911
Deferred income taxes and other assets	68,149	63,605

Total	$1,533,823	$1,660,451

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,960	$139,715
Accrued expenses	81,305	96,827
Current portion of long-term debt	3,039	3,347

Total current liabilities	207,304	239,889

Long-term debt	565,410	612,988
Other long-term obligations	29,583	28,853

Convertible redeemable preferred stock	3,000	750

Minority interest	1,167	1,749

Shareholders’ equity:
Common stock, $.01 par value: 22,008,431 and 22,290,643 shares outstanding at September 30, 2006 and June 30, 2007	218	220
Class A common stock, $.01 par value: 47,321,386 and 47,811,406 shares outstanding at September 30, 2006 and June 30, 2007	473	478
Class B stock, $.01 par value: 1,652,262 shares outstanding	16	16
Additional paid-in capital	540,131	552,287
Retained earnings	185,031	219,030
Accumulated other comprehensive income	1,490	4,191

Total shareholders’ equity	727,359	776,222

Total	$1,533,823	$1,660,451

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 24, 2006	June 30, 2007	June 24, 2006	June 30, 2007
Net sales	$506,694	$466,778	$1,200,757	$1,269,836
Cost of goods sold and occupancy	334,983	315,638	800,296	852,980

Gross profit	171,711	151,140	400,461	416,856
Selling, general and administrative expenses	111,842	113,948	285,083	327,509

Income from operations	59,869	37,192	115,378	89,347
Interest expense	(12,213)	(13,198)	(28,784)	(37,296)
Interest income	1,582	292	2,869	1,257
Other income	1,371	1,194	3,223	2,879

Income before income taxes and minority interest	50,609	25,480	92,686	56,187
Income taxes	19,070	9,495	32,362	20,904
Minority interest	809	470	809	1,284

Net income	$30,730	$15,515	$59,515	$33,999

Net income per share (restated):
Basic	$0.44	$0.22	$0.90	$0.48

Diluted	$0.43	$0.22	$0.87	$0.47

Weighted average shares used in the computation of net income per share (restated):
Basic	70,131	70,910	66,180	70,730
Diluted	72,198	72,048	68,190	72,066

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 24, 2006	June 30, 2007
Cash flows from operating activities:
Net income	$59,515	$33,999
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,628	21,875
Stock-based compensation	3,928	3,723
Excess tax benefits from stock-based awards	(3,003)	(1,932)
Minority interest	809	1,284
Deferred income taxes	(1,084)	(1,423)
Gain on disposal of property	—	(74)
Change in assets and liabilities (excluding businesses acquired):
Receivables	(47,585)	(37,232)
Inventories	(21,978)	(48,605)
Prepaid expenses and other assets	(15,939)	(6,514)
Accounts payable	(15,328)	16,943
Accrued expenses	22,168	15,787
Other long-term obligations	1,754	(730)

Net cash provided by (used in) operating activities	1,885	(2,899)

Cash flows from investing activities:
Additions to property	(30,716)	(47,462)
Businesses acquired, net of cash acquired	(370,123)	(19,612)
Collection of notes	16,058	3,340
Restricted investments	—	292

Net cash used in investing activities	(384,781)	(63,442)

Cash flows from financing activities:
Borrowings on revolving line of credit	826,530	665,000
Repayments of revolving line of credit	(697,678)	(615,000)
Proceeds from issuance of long-term debt	600,000	—
Repayments of long-term debt	(472,642)	(2,114)
Proceeds from issuance of common stock	109,529	4,258
Excess tax benefits from stock-based awards	3,003	1,932
Payment of financing costs	(6,583)	(416)

Net cash provided by financing activities	362,159	53,660

Effect of exchange rate changes on cash and cash equivalents	(34)	90

Net decrease in cash and cash equivalents	(20,771)	(12,591)
Cash and equivalents at beginning of period	28,792	28,406

Cash and equivalents at end of period	$8,021	$15,815

Supplemental information:
Cash paid for interest	$20,739	$34,566

Cash paid for income taxes—net of refunds	$16,047	$2,954

Liabilities assumed in connection with acquisitions	$—	$3

Conversion of preferred stock to common stock	$—	$2,250

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended June 30, 2007

(unaudited)

1. Basis of Presentation

The condensed consolidated balance sheet of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of June 30, 2007, the condensed consolidated statements of operations for the three months and nine months ended June 24, 2006 and June 30, 2007 and the condensed consolidated statements of cash flows for the nine months ended June 24, 2006 and June 30, 2007 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

For the Company’s foreign business in the UK, the local currency is the functional currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the period. Comprehensive income was $36.7 million for the nine month period ended June 30, 2007 and includes net income of $34.0 million and foreign currency translation adjustments of $2.7 million that are excluded from net earnings but reported in accumulated other comprehensive income, a separate component of shareholders’ equity. Comprehensive income was $59.8 million for the nine month period ended June 24, 2006 and included net earnings of $59.5 million and foreign currency translation adjustments of $0.3 million. Deferred taxes are not provided on translation gains and losses, because the Company expects earnings of its foreign subsidiary to be permanently reinvested. Transaction gains and losses are included in results of operations.

Due to the seasonal nature of the Company’s garden business, the results of operations for the three and nine month periods ended June 30, 2007 and June 24, 2006 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2006 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission.

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

The Company recognized share-based compensation expense of $1.4 million for each of the three month periods ended June 30, 2007 and June 24, 2006 and $3.7 million and $3.9 million for the nine month periods then ended, respectively, as a component of selling, general and administrative expenses.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected stock price volatilities are estimated based on the Company’s implied historical volatility. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free rates are based on U.S. Treasury yields, for notes with comparable terms as the option grants, in effect at the time of the grant. For purposes of this valuation model, no dividends have been assumed. Assumptions for the nine month periods ended June 30, 2007 and June 24, 2006 used in the Black-Scholes model are presented below:

	June 24, 2006	June 30, 2007
Stock plans:
Average expected life in years	3 to 6 years	3 to 6 years
Expected volatility	29%	28%
Risk-free interest rate	4.3%	4.6%

The following table summarizes option activity for the nine months ended June 30, 2007 (adjusted for the stock dividend):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at September 30, 2006	4,894	$11.70	4 years	$57,239
Granted	1,058	13.85
Exercised	(776)	8.44
Cancelled or expired	(285)	11.00

Outstanding at June 30, 2007	4,891	12.73	4 years	$62,245

Exercisable at June 30, 2007	911	12.79		$11,650

The weighted average per share fair value of options granted during the nine months ended June 30, 2007 and June 24, 2006 was $4.12 and $4.51, respectively. The total intrinsic value of options exercised during the nine months ended June 30, 2007 and June 24, 2006 was $6.5 million and $7.8 million, respectively.

As of June 30, 2007, there was $8.0 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average vesting period of two years.

Restricted Stock Awards: As of June 30, 2007, there were 684,000 shares of restricted stock awards outstanding. The awards generally vest in 20% or 25% annual increments beginning three years from the date of grant.

Restricted stock award activity during the nine months ended June 30, 2007 is summarized in the following table.

Number of Shares
(in thousands)
Nonvested at September 30, 2006	731
Granted	43
Forfeited	(90)

Nonvested at June 30, 2007	684

The weighted average per share grant-date fair value of restricted stock awards granted during the first nine months of fiscal 2007 and fiscal 2006 was $14.78 and $15.94, respectively.

As of June 30, 2007, there was $7.3 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average period of three years.

3. Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income from continuing operations. The earnings per share computations have been restated to reflect the stock dividend of Class A common stock, which was distributed to stockholders on February 5, 2007 (see Note 1). The per share computations include all outstanding common stock, Class A common stock and Class B stock.

	Three Months Ended June 30, 2007			Nine Months Ended June 30, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$15,515	70,910	$0.22	$33,999	70,730	$0.48

Effect of dilutive securities:
Restricted shares		670			684	(0.01)
Options to purchase common stock		403			587
Convertible preferred stock		65			65
Diluted EPS:

Net income available to common shareholders	$15,515	72,048	$0.22	$33,999	72,066	$0.47

	Three Months Ended June 24, 2006			Nine Months Ended June 24, 2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$30,730	70,131	$0.44	$59,515	66,180	$0.90

Effect of dilutive securities:
Options to purchase common stock		1,041	(0.01)		1,104	(0.02)
Restricted shares		768			648	(0.01)
Convertible preferred stock		258			258
Diluted EPS:

Net income available to common shareholders	$30,730	72,198	$0.43	$59,515	68,190	$0.87

Options to purchase 4,891,000 shares of common stock (common and Class A common) at prices ranging from $4.26 to $17.99 per share were outstanding at June 30, 2007 and options to purchase 5,568,000 shares of common stock at prices ranging from $4.26 to $17.99 per share were outstanding at June 24, 2006. For the three month periods ended June 30, 2007 and June 24, 2006, options to purchase 2,713,000 and 158,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the nine month periods ended June 30, 2007 and June 24, 2006, options to purchase 1,308,000 and 158,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

Shares of common stock from the assumed conversion of the Company’s convertible preferred stock, issued in February 2004, were also included in the computation of diluted EPS for the three and nine month periods ended June 30, 2007 and June 24, 2006.

4. Shareholders’ Equity

On January 3, 2007, the Company declared a stock dividend on the Company’s common stock and Class B stock to stockholders of record as of January 14, 2007. The stock dividend was in the form of two shares of the Company’s Class A common stock for each outstanding share of the Company’s common stock and Class B common stock. Class A common stock certificates were distributed to stockholders on February 5, 2007.

In November 2006, holders of 75 shares of the Company’s Series B convertible preferred stock converted their shares to 64,803 shares of the Company’s common stock. As of June 30, 2007, 25 shares of the Company’s Series B convertible preferred stock remain outstanding.

5. Acquisitions

In March 2006, the Company acquired an additional 60% interest in Tech Pac, L.L.C. for approximately $21 million in cash, increasing its ownership interest to 80%. The Company has not yet finalized its allocation of the purchase price to the fair value of intangible assets acquired. The value of intangible assets acquired pending final purchase accounting allocation is approximately $28 million, including Gulfstream Home & Garden Inc.’s interest in Tech Pac. As of June 30, 2007, purchase accounting adjustments have been recognized based on preliminary valuation amounts. When the purchase accounting is finalized, adjustments to intangible assets and the related amortization expense will be made based on the final valuation.

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

In February 2006, the Company acquired the assets of Breeder’s Choice Pet Foods Inc. (“Breeder’s’) for approximately $27 million in cash. The purchase price exceeded the fair value of net assets acquired by approximately $9 million, which has been recorded as goodwill.

6. Segment Information

Management has determined that the Company has two operating segments which are also reportable segments based on the level at which the Chief Executive Officer reviews the results of operations to make decisions regarding performance assessment and resource allocation. These operating segments are the Garden Products Group and Pet Products Group.

	Three Months Ended		Nine Months Ended
	June 24, 2006	June 30, 2007	June 24, 2006	June 30, 2007
Net sales:
Garden Products	$278,897	$227,063	$618,593	$598,032
Pet Products	227,797	239,715	582,164	671,804

Total net sales	$506,694	$466,778	$1,200,757	$1,269,836

Income from operations:
Garden Products	$27,409	$16,119	$53,252	$42,828
Pet Products	29,636	29,949	73,256	77,041
Corporate	2,824	(8,876)	(11,130)	(30,522)

Total income from operations	59,869	37,192	115,378	89,347

Interest expense – net	(10,631)	(12,906)	(25,915)	(36,039)
Other income	1,371	1,194	3,223	2,879
Income taxes	(19,070)	(9,495)	(32,362)	(20,904)
Minority interest	(809)	(470)	(809)	(1,284)

Net income	$30,730	$15,515	$59,515	$33,999

Depreciation and amortization:
Garden Products	$1,461	$1,856	$4,529	$5,756
Pet Products	5,598	4,670	13,062	13,387
Corporate	392	1,067	1,037	2,732

Total depreciation and amortization	$7,451	$7,593	$18,628	$21,875

Income from operations for Corporate for the three and nine months ended June 24, 2006 includes a gain of $9.9 million as a result of a legal settlement.

Minority interest is associated with the Garden Products segment.

	September 30, 2006	June 30, 2007
Assets:
Garden Products	$424,639	$495,070
Pet Products	470,194	509,292
Corporate	638,990	656,089

Total assets	$1,533,823	$1,660,451

Goodwill (included in corporate assets above):
Garden Products	$172,826	$173,381
Pet Products	384,994	393,284

Total goodwill	$557,820	$566,665

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended June 30, 2007 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$142,646	$348,038	$(23,906)	$466,778
Cost of products sold and occupancy	100,234	239,310	(23,906)	315,638

Gross profit	42,412	108,728	—	151,140
Selling, general and administrative expenses	38,027	75,921	—	113,948

Income from operations	4,385	32,807	—	37,192
Interest – net	(13,044)	138	—	(12,906)
Other income (loss)	(871)	2,065	—	1,194

Income (loss) before income taxes and minority interest	(9,530)	35,010	—	25,480
Income taxes (benefit)	(3,811)	13,306	—	9,495
Minority interest	470	—	—	470

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(6,189)	21,704	—	15,515
Equity in undistributed income of guarantor subsidiaries	21,704	—	(21,704)	—

Net income (loss)	$15,515	$21,704	$(21,704)	$15,515

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended June 24, 2006 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$155,954	$379,171	$(28,431)	$506,694
Cost of products sold and occupancy	106,478	256,936	(28,431)	334,983

Gross profit	49,476	122,235	—	171,711
Selling, general and administrative expenses	37,268	74,574	—	111,842

Income from operations	12,208	47,661	—	59,869
Interest – net	(10,680)	49	—	(10,631)
Other income (loss)	(1,539)	2,910	—	1,371

Income (loss) before income taxes and minority interest	(11)	50,620	—	50,609
Income taxes (benefit)	(4)	19,638	(564)	19,070
Minority interest	809	—	—	809

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(816)	30,982	564	30,730
Equity in undistributed income of guarantor subsidiaries	31,546	—	(31,546)	—

Net income (loss)	$30,730	$30,982	$(30,982)	$30,730

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Nine Months Ended June 30, 2007 (in thousands) (unaudited)
	Parent		Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$387,822		$969,411	$(87,397)	$1,269,836
Cost of products sold and occupancy	269,385		670,992	(87,397)	852,980

Gross profit	118,437		298,419	—	416,856
Selling, general and administrative expenses	101,875		225,634	—	327,509

Income from operations	16,562		72,785	—	89,347
Interest – net	(36,412)		373	—	(36,039)
Other income (loss)	(3,323)		6,202	—	2,879

Income (loss) before income taxes and minority interest Interest taxes (benefit)	(23,173 (9,324	) )	79,360 30,228	— —	56,187 20,904
Minority interest	1,284		—	—	1,284

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(15,133)		49,132	—	33,999
Equity in undistributed income of guarantor subsidiaries	49,132		—	(49,132)	—

Net income (loss)	$33,999		$49,132	$(49,132)	$33,999

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Nine Months Ended June 24, 2006 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$376,151	$906,425	$(81,819)	$1,200,757
Cost of products sold and occupancy	261,941	620,174	(81,819)	800,296

Gross profit	114,210	286,251	—	400,461
Selling, general and administrative expenses	96,231	188,852	—	285,083

Income from operations	17,979	97,399	—	115,378
Interest – net	(26,081)	166	—	(25,915)
Other income (loss)	(805)	4,028	—	3,223

Income (loss) before income taxes and minority interest	(8,907)	101,593	—	92,686
Interest taxes (benefit)	(3,286)	36,221	(573)	32,362
Minority interest	809	—	—	809

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(6,430)	65,372	573	59,515
Equity in undistributed income of guarantor subsidiaries	65,945	—	(65,945)	—

Net income (loss)	$59,515	$65,372	$(65,372)	$59,515

	CONSOLIDATING CONDENSED BALANCE SHEET June 30, 2007 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$7,487	$8,328	$—	$15,815
Accounts receivable, net	81,132	215,343	(19,617)	276,858
Inventories	121,490	260,258	—	381,748
Prepaid expenses and other assets	17,381	24,815	—	42,196

Total current assets	227,490	508,744	(19,617)	716,617
Land, buildings, improvements and equipment, net	48,178	148,475	—	196,653
Goodwill	566,665	—	—	566,665
Investment in guarantors	613,494	—	(613,494)	—
Deferred income taxes and other assets	60,417	122,762	(2,663)	180,516

Total	$1,516,244	$779,981	$(635,774)	$1,660,451

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$66,997	$92,335	$(19,617)	$139,715
Accrued expenses and other current liabilities	55,779	44,395	—	100,174

Total current liabilities	122,776	136,730	(19,617)	239,889
Long-term debt	612,503	485	—	612,988
Other long-term obligations	2,244	29,272	(2,663)	28,853
Convertible redeemable preferred stock	750	—	—	750
Minority interest	1,749	—	—	1,749
Shareholders’ equity	776,222	613,494	(613,494)	776,222

Total	$1,516,244	$779,981	$(635,774)	$1,660,451

	CONSOLIDATING CONDENSED BALANCE SHEET September 30, 2006 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$9,087	$19,319	$—	$28,406
Accounts receivable, net	58,239	201,771	(20,838)	239,172
Inventories	94,155	238,059	—	332,214
Prepaid expenses and other assets	18,084	16,826	—	34,910

Total current assets	179,565	475,975	(20,838)	634,702
Land, buildings, improvements and equipment, net	32,366	130,238	—	162,604
Goodwill	557,820	—	—	557,820
Investment in guarantors	542,121	—	(542,121)	—
Deferred income taxes and other assets	74,820	106,540	(2,663)	178,697

Total	$1,386,692	$712,753	$(565,622)	$1,533,823

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$56,925	$86,873	$(20,838)	$122,960
Accrued expenses and other current liabilities	30,219	54,125	—	84,344

Total current liabilities	87,144	140,998	(20,838)	207,304
Long-term debt	565,250	160	—	565,410
Other long-term obligations	2,772	29,474	(2,663)	29,583
Convertible redeemable preferred stock	3,000	—	—	3,000
Minority interest	1,167	—	—	1,167
Shareholders’ equity	727,359	542,121	(542,121)	727,359

Total	$1,386,692	$712,753	$(565,622)	$1,533,823

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Nine Months Ended June 30, 2007 ( in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$28,630	$17,603	$(49,132)	$(2,899)

Additions to property	(17,132)	(30,330)	—	(47,462)
Businesses acquired, net of cash	(1,218)	(18,394)	—	(19,612)
Collection of note	3,340	—	—	3,340
Restricted investments	292	—	—	292
Investment in guarantor subsidiaries	(68,672)	19,540	49,132	—

Net cash provided (used) by investing activities	(83,390)	(29,184)	49,132	(63,442)

Repayments on revolving line of credit	(615,000)	—	—	(615,000)
Borrowings on revolving line of credit	665,000	—	—	665,000
Repayments of long-term debt	(2,614)	500	—	(2,114)
Proceeds from issuance of common stock	4,258	—	—	4,258
Excess tax benefits from stock-based awards	1,932	—	—	1,932
Payment of financing costs	(416)	—	—	(416)

Net cash provided by financing activities	53,160	500	—	53,660

Effect of exchange rate changes on cash	—	90	—	90

Net decrease in cash and cash equivalents	(1,600)	(10,991)	—	(12,591)
Cash and cash equivalents at beginning of period	9,087	19,319	—	28,406

Cash and cash equivalents at end of period	$7,487	$8,328	$—	$15,815

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Nine Months Ended June 24, 2006 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$11,660	$59,214	$(68,989)	$1,885

Additions to property	(15,353)	(15,363)	—	(30,716)
Businesses acquired, net of cash	(60,281)	(309,842)	—	(370,123)
Collection of note related to litigation settlement	16,058	—	—	16,058
Investment in guarantor subsidiaries	(346,855)	277,866	68,989	—

Net cash provided (used) by investing activities	(406,431)	(47,339)	68,989	(384,781)

Repayments on revolving line of credit	(697,678)	—	—	(697,678)
Borrowings on revolving line of credit	826,530	—	—	826,530
Proceeds from issuance of long term debt	600,000	—	—	600,000
Repayments of long-term debt	(472,642)	—	—	(472,642)
Proceeds from issuance of common stock	109,529	—	—	109,529
Excess tax benefits from stock-based awards	3,003	—	—	3,003
Payment of financing costs	(6,583)	—	—	(6,583)

Net cash provided by financing activities	362,159	—	—	362,159

Effect of exchange rate changes on cash	—	(34)	—	(34)
Net increase (decrease) in cash and equivalents	(32,612)	11,841	—	(20,771)
Cash and equivalents at beginning of period	22,732	6,060	—	28,792

Cash and equivalents at end of period	$(9,880)	$17,901	$—	$8,021

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

In fiscal 2006, our consolidated net sales were $1.6 billion, of which our lawn and garden segment, or Garden Products, accounted for $802 million and our pet segment, or Pet Products, accounted for $819 million. In fiscal 2006, our income from operations was $136.8 million of which Garden Products accounted for $57.5 million and Pet Products accounted for $104.5 million, before corporate expenses and eliminations of $25.2 million. Our Garden Products business is highly seasonal.

The Company reported operating results that are lower than the year ago period. Unfavorable weather conditions in many parts of the United States and continued adverse grain cost pressures in our wild bird feed operations resulted in a decline in sales and an adverse impact to our operating results. Based on our grain costs for the year-to-date and our forecast for the balance of the fiscal year, we believe that our cost of goods for grain will increase in excess of $25 to $30 million in fiscal 2007 over fiscal 2006.

Central was incorporated in Delaware in June 1992 and is the successor to a California corporation which was incorporated in 1955. References to “we,” “us,” “our,” or “Central” mean Central Garden & Pet Company and its subsidiaries and divisions, and their predecessor companies and subsidiaries.

Background

We have transitioned our company to a leading marketer and producer of branded products from a traditional pet and lawn and garden supplies distributor. We made this transition because we recognized the opportunity to build a portfolio of leading brands and improve profitability by capitalizing on our knowledge of the pet and lawn and garden supplies sectors, strong relationships with retailers and nationwide sales and logistics network. Our goal was to diversify our business and improve operating margins by establishing a portfolio of leading brands. Since 1997, we have acquired numerous branded product companies and product lines, including Wellmark and Four Paws in fiscal 1997; Kaytee Products, TFH and Pennington Seed in fiscal 1998; Norcal Pottery in fiscal 1999; AMDRO and All-Glass Aquarium in fiscal 2000; Lilly Miller in fiscal 2001; Alaska Fish Fertilizer in fiscal 2002; Kent Marine, New England Pottery, Interpet, KRB Seed Company, (dba Budd’s Seed), and Energy Savers Unlimited in fiscal 2004; Pets International and Gulfstream Home & Garden in fiscal 2005; and Farnam, Breeder’s Choice, Tech Pac, L.L.C., Ironite and Shirlo in fiscal 2006.

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

Results of Operations

Three Months Ended June 30, 2007

Compared with Three Months Ended June 24, 2006

Net Sales

Net sales for the three months ended June 30, 2007 decreased $39.9 million, or 7.9%, to $466.8 million from $506.7 million for the three months ended June 24, 2006. Pet Products’ net sales increased $11.9 million, or 5.2%, to $239.7 million for the three months ended June 30, 2007 from $227.8 million in the comparable fiscal 2006 period. Garden Products’ net sales decreased $51.8 million, or 18.6%, to $227.1 million for the three months ended June 30, 2007 from $278.9 million in the comparable fiscal 2006 period. Our branded product sales decreased $28.4 million and sales of other manufacturers’ products decreased $11.5 million. Our branded Pet Products’ sales increased $14.6 million due primarily to an increase of approximately $8 million in the bird & small animal category and approximately $4 million in the dog & cat category. Branded Garden Products’ sales decreased $43.0 million due primarily to unfavorable weather conditions in many parts of the United States, particularly impacting grass seed and control product sales.

Gross Profit

Gross profit for the three months ended June 30, 2007 decreased $20.6 million, or 12.0%, to $151.1 million from $171.7 million for the three months ended June 24, 2006. Pet Products’ gross profit decreased $3.0 million and Garden Products’ decreased $17.6 million. Gross profit as a percentage of net sales decreased from 33.9% for the three months ended June 24, 2006 to 32.4% for the three months ended June 30, 2007 due primarily to lower sales and higher grain costs. Price increases taken to date have not fully offset continued cost pressures in the grain markets, impacting pet and wild bird feed margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.1 million, or 1.9%, to $113.9 million for the three months ended June 30, 2007 from $111.8 million for the three months ended June 24, 2006. Included in selling, general and administrative expenses for the three months ended June 24, 2006 was a gain of $9.9 million from the settlement of litigation. Absent this benefit in the prior year quarter, selling, general and administrative expenses decreased $7.8 million, or 6.4%, from $121.7 million for the three months ended June 24, 2006 to $113.9 million for the three months ended June 30, 2007. The decrease was due primarily to decreased delivery and warehouse expenses. As a percentage of net sales, selling, general and administrative expenses increased to 24.4% for the three months ended June 30, 2007, compared to 24.0%, absent the benefit of the $9.9 million gain, in the comparable prior year period.

Selling and delivery expense decreased $4.4 million, or 6.3%, from $70.2 million for the three months ended June 24, 2006 to $65.8 million for the three months ended June 30, 2007. As a percentage of net sales, selling and delivery expense remained unchanged at approximately 14% of net sales. The decrease in dollar terms was due primarily to the 7.9% decrease in net sales.

Facilities expense increased $0.3 million to $3.2 million for the three months ended June 30, 2007 from $2.9 million for the three months ended June 24, 2006. The increase was due primarily to costs incurred transitioning to a new facility and increased rent.

Warehouse and administrative expense increased $6.2 million. Absent the $9.9 million gain from the litigation settlement in the prior year quarter, warehouse and administrative expense decreased $3.7 million, or 7.6%, from $48.6 million for the three months ended June 24, 2006 to $44.9 million for the three months ended June 30, 2007. The decrease was due primarily to reduced payroll related costs and continued business unit consolidation.

Net Interest Expense

Net interest expense for the three months ended June 30, 2007 increased $2.3 million, or 21.4%, to $12.9 million from $10.6 million for the three months ended June 24, 2006. The increase was due primarily to a higher average debt balance for the three months ended June 30, 2007 and reduced interest income in the current quarter due primarily to $1.0 million recognized as a result of the litigation settlement in the prior year quarter.

Other Income

Other income decreased $0.2 million to $1.2 million, or 12.9%, for the quarter ended June 30, 2007 from $1.4 million for the quarter ended June 24, 2006 due primarily to reduced earnings from investments accounted for under the equity method of accounting in the garden segment.

Income Taxes

Our effective income tax rate was 38.0% for the quarter ended June 30, 2007 compared with 38.3% for the quarter ended June 24, 2006.

Nine months Ended June 30, 2007

Compared with Nine months Ended June 24, 2006

Net Sales

Net sales for the nine months ended June 30, 2007 increased $69.0 million, or 5.7%, to $1,269.8 million from $1,200.8 million for the nine months ended June 24, 2006. Pet Products’ net sales increased $89.6 million, or 15.4%, to $671.8 million for the nine months ended June 30, 2007 from $582.2 million in the comparable fiscal 2006 period. Garden Products’ net sales decreased $20.6 million, or 3.3%, to $598.0 million for the nine months ended June 30, 2007 from $618.6 million in the comparable fiscal 2006 period due primarily to a decrease in sales of other manufacturer’s products of $15.4 million. Our branded product sales increased $85.3 million, while sales of other manufacturers’ products decreased $16.3 million. Our branded Pet Products’ sales increased $90.5 million due primarily to recent acquisitions which contributed approximately $60.5 million and increased wild bird feed sales, partially offset by softer demand in the aquatics market. Branded Garden Products’ sales decreased $5.2 million due primarily to weaker grass seed sales partially offset by the contribution from recent acquisitions of approximately $12.2 million.

Gross Profit

Gross profit for the nine months ended June 30, 2007 increased $16.4 million, or 4.1%, to $416.9 million from $400.5 million for the nine months ended June 24, 2006. Pet Products’ gross profit increased $27.2 million and Garden Products’ declined $10.8 million. Gross profit as a percentage of net sales declined from 33.4% for the nine months ended June 24, 2006 to 32.8% for the nine months ended June 30, 2007. Contribution from acquisitions and higher margin branded product sales were partially offset by higher grain costs, particularly in the first six months of fiscal 2007, and lower grass seed sales due to unfavorable weather conditions. The significant grain cost pressures we have been facing, primarily in our wild bird feed operations, due to extraordinarily high prices in the first three quarters of fiscal 2007 have only been partially offset by the price increases obtained to-date.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $42.4 million, or 14.9%, to $327.5 million for the nine months ended June 30, 2007 from $285.1 million for the nine months ended June 24, 2006. Included in selling, general and administrative expenses for the nine months ended June 24, 2006 was a gain of $9.9 million from the settlement of litigation. Absent this benefit in the prior year, selling, general and administrative expenses increased $32.5 million, or 11.0%, from $295.0 million for the nine months ended June 24, 2006 to $327.5 million for the nine months ended June 30, 2007. The increase was due primarily to increased selling expenses and administrative expenses related to acquisitions of branded product companies completed in fiscal 2006, which have higher operating expenses. As a percentage of net sales, selling, general and administrative expenses increased to 25.8% for the nine months ended June 30, 2007, compared to 24.6% in the comparable prior year period.

Selling and delivery expense increased $14.4 million, or 9.0%, from $159.9 million for the nine months ended June 24, 2006 to $174.3 million for the nine months ended June 30, 2007. As a percentage of net sales, selling and delivery expense increased to 13.7% for the nine months ended June 30, 2007 from 13.3% for the comparable prior year period. The increase in dollar terms was due primarily to the quarter’s increased sales from recent acquisitions that generally have higher gross margins and higher selling costs.

Facilities expense decreased $0.1 million, or 1.0%, to $9.5 million for the nine months ended June 30, 2007 from $9.6 million for the nine months ended June 24, 2006.

Warehouse and administrative expense increased $28.1 million. Absent the $9.9 million gain from the litigation settlement in the prior year, warehouse and administrative expense increased $18.2 million, or 14.5%, from $125.5 million for the nine months ended June 24, 2006 to $143.7 million for the nine months ended June 30, 2007. The increase was due primarily to fiscal 2006 acquisitions and increased third party service provider costs related primarily to professional and legal services and IT services related to our SAP implementation.

Net Interest Expense

Net interest expense for the nine months ended June 30, 2007 increased $10.1 million, or 39.0%, to $36.0 million from $25.9 million for the nine months ended June 24, 2006. The increase was due primarily to the higher average debt balance resulting from acquisitions financed through our $650 million in senior secured credit facilities in the second quarter of fiscal 2006, slightly higher interest rates on our floating rate debt and reduced interest income in the current fiscal year due primarily to $1.0 million recognized as a result of the litigation settlement in the prior year.

Other Income

Other income decreased $0.3 million to $2.9 million, or 10.7%, for the nine months ended June 30, 2007 from $3.2 million for the nine months ended June 24, 2006 due primarily to reduced earnings from investments accounted for under the equity method of accounting in the garden segment in the 2007 fiscal third quarter.

Income Taxes

Our effective income tax rate was 38.1% for the nine months ended June 30, 2007 compared with 35.2% for the nine months ended June 24, 2006. The prior year effective tax rate was lower than that in the current fiscal year due principally to the reversal of tax contingency reserves of approximately $2.6 million in fiscal 2006. The reserves related to certain income tax credits taken in prior tax returns.

Inflation

The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation, we believe that the effects of inflation on our operations have not been material.

Weather and Seasonality

Historically, our sales of lawn and garden products have been influenced by weather and climate conditions in the different markets we serve. Additionally, Garden Products’ business has historically been highly seasonal. In fiscal 2006, approximately 61% of Garden Products’ net sales and 56% of our total net sales occurred in the second and third fiscal quarters. Substantially all of Garden Products’ operating income is typically generated in these quarters, which have historically offset the operating loss incurred during the first fiscal quarter of the year.

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

The primary cash flows for the nine months ended June 30, 2007 were $2.9 million of cash used in operating activities and $63.4 million of cash used in investing activities, partially offset by $53.7 million of cash provided by financing activities. Net cash used in operating activities increased by $4.8 million due primarily to decreased earnings and increased inventory levels due to the decline in Garden segment sales in the third quarter of fiscal 2007, partially offset by an increase in accounts payable. Net cash used in investing activities decreased by $321.3 million from the prior year primarily due to fewer acquisitions made in fiscal 2007, partially offset by higher capital expenditures in the current year and the collection of a note in connection with a litigation settlement in the prior year. Net cash provided by financing activities decreased by $308.5 million from the prior year due primarily to lower amounts borrowed to fund acquisitions in the prior year.

At June 30, 2007, our total debt outstanding was $616.3 million compared to $594.1 million at June 24, 2006, due to recent acquisitions and increased seasonal working capital requirements.

Concurrent with the acquisition of Farnam, we arranged $650 million in senior secured credit facilities to finance the acquisition and to replace our then existing $125 million revolving credit facility maturing in May 2008 and our existing $175 million term loan maturing in May 2009. The new credit facilities consist of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. Interest on the revolving credit facility is based at our option on a rate equal to prime plus a margin, which fluctuates from 0% to 0.25% or LIBOR plus a margin which fluctuates from 0.75% to 1.375%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. Interest on the term loan is based on a rate equal to LIBOR + 1.50% or the prime rate plus 0.50%, at our option. The term loan is payable in quarterly installments of $750,000 with the balance payable in September 2012. These facilities are secured by substantially all of our assets, contain certain financial covenants which require us to maintain minimum levels of interest coverage and maximum levels of total debt to EBITDA, and which restrict our ability to repurchase our stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of these facilities. In March 2007, we amended the maximum leverage and minimum interest coverage ratios in our credit agreement. We were in compliance with all financial covenants as of June 30, 2007. The balance outstanding at June 30, 2007 under the revolving credit facility was $169.0 million, and the remaining available borrowing capacity was $164.4 million, with $16.6 million outstanding under certain letters of credit.

We believe that cash flows from operating activities, funds available under our revolving credit facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will be approximately $60 million for fiscal 2007. The increase in expected capital expenditures, compared to our historical rate, is due to increased investment in plant and equipment and our implementation of a scalable enterprise-wide information technology platform to improve existing operations, to support future growth and to enable us to take advantage of new applications and technologies. We have invested approximately $27 million to-date in this initiative and anticipate investing an additional $18 million to implement our new information technology strategy over the next three years. This initiative, when complete, will combine our numerous information systems into one enterprise-wide system and create a common business model and common data, which should enable us to be more effective and efficient. Our capital expenditures in the first nine months of fiscal 2007 were approximately $47 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We believe there has been no material change in our exposure to market risk from that discussed in our fiscal 2006 Annual Report filed on Form 10-K, except as follows:

Commodity Prices. We are exposed to fluctuations in market prices for grains, grass seed and pet food ingredients. To mitigate risk associated with increases in market prices and commodity availability, we enter into contracts for purchases, primarily to ensure commodity availability to us in the future. As of September 30, 2006, we had entered into fixed purchase commitments for fiscal 2007 totaling approximately $113 million. A 10% change in the market price for these commodities would have resulted in an additional pretax gain or loss of $11.3 million related to the contracts outstanding as of September 30, 2006. As of September 24, 2005, we had entered into fixed purchase commitments for fiscal 2006 totaling approximately $95 million. A 10% change in the market price for these commodities would have resulted in an additional pretax gain or loss of $9.5 million related to the contracts outstanding as of September 24, 2005. In 2006, crop yields for grass seed and for the primary components of wild bird feed were adversely impacted by drought conditions in key growing regions of the United States and by farmers shifting to corn-based crops for the production of ethanol to meet increased demand. During fiscal 2007, prices for some of our key crops continued to increase substantially.

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

To mitigate our exposure to changes in market prices, we enter into purchase contracts for grains, bird feed and grass seed to cover up to approximately one-third of the purchase requirements for a selling season. Since these contracts cover only a portion of our purchase requirements, as market prices for grains increase, our cost of production increases as well. In contrast, if market prices for grains decrease because of a lack of demand, we may end up purchasing grains and seeds pursuant to the purchase contracts at prices above market. In 2006, crop yields for grass seed and for the primary components of wild bird feed, notably sunflower, milo and millet, were adversely impacted by drought conditions in key growing regions of the United States. Supply has been further limited as more and more farmers shift to corn-based crops for the production of ethanol to meet increased demand. During the fourth quarter of fiscal 2006 and the first three quarters of fiscal 2007, prices for some of our key crops increased substantially. Although we have been able to negotiate price increases with some of our retailers, these price increases have not fully offset the rising costs. We cannot assure you as to the timing or extent of our ability to implement price adjustments in the current context of rising costs or in the event of increased costs in the future. Based on our grain costs for the year-to-date and our forecast for the balance of the fiscal year, we believe that our cost of goods for grain will increase in excess of $25 to 30 million in fiscal 2007 over fiscal 2006. The impact of these grain cost increases will be partially offset by any price increases that we are able to obtain from our retailers. We also cannot predict to what extent price increases may negatively affect our sales volume. Moreover, as retailers pass along price increases, consumers may shift to our lower margin pet bird feed, switch to competing products or reduce purchases of wild bird feed products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any of our equity securities during the quarter ended June 30, 2007. We still have authorization to purchase approximately $90 million in shares under our previously announced share repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

4.1	Specimen Certificate for Registrant’s Class A Common Stock (incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A/12B filed January 24, 2007.

10.1	Amendment No. 4 dated March 15, 2007 to the Credit Agreement, dated February 28, 2006, among Central Garden & Pet Company, the Subsidiary Guarantors and lenders thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 20, 2007).

10.2	Employment Agreement between Central Garden & Pet Company and James V. Heim, dated May 31, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 6, 2007).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: August 8, 2007

/s/ GLENN W. NOVOTNY
Glenn W. Novotny President and Chief Executive Officer

/s/ STUART W. BOOTH
Stuart W. Booth Executive Vice President and Chief Financial Officer