Form 10-K
period 2007-09-29
CENTRAL GARDEN & PET CO
filed 2007-11-28
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2007

Commission File Number 1-33268

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

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):    Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

At March 31, 2007, the aggregate market value of the registrant’s Common Stock, Class A Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $319,963,000, $637,851,000 and $765,000 respectively.

At November 12, 2007, the number of shares outstanding of the registrant’s Common Stock was 22,305,985 and the number of shares of Class A Common Stock was 47,870,221. In addition, on such date the registrant had outstanding 1,652,262 shares of its Class B Stock, which are convertible into Common Stock on a share-for-share basis.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders – Part III of this Form 10-K.

Central Garden & Pet Company

Index to Annual Report on Form 10-K

For the fiscal year ended September 29, 2007

i

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-K are set forth in this Form 10-K, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	seasonality and fluctuations in our operating results and cash flow;

•	fluctuations in market prices for seeds and grains;

•	supply shortages in small animals and pet birds;

•	adverse weather conditions;

•	inability to comply with the terms of our indebtedness;

•	limitations in our debt capacity as a result of deterioration in operating results coupled with our current outstanding indebtedness and seasonal borrowing needs;

•	dependence on a few customers for a significant portion of each of our businesses;

•	consolidation trends in the retail industry;

•	uncertainty of our product innovations and marketing programs;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	dependence upon our key executive officers;

•	rising energy prices, fuel and related petrochemical costs;

•	implementation of a new enterprise resource planning information technology system over the next several years;

•	potential environmental liabilities and product liability claims;

•	risk associated with international sourcing;

•	litigation and product liability claims; and

•	the voting power associated with our Class B stock.

ii

MARKET, RANKING AND OTHER DATA

The data included in this Form 10-K regarding markets and ranking, including the size of certain markets and our position and the position of our competitors and products within these markets, are based on both independent industry publications, including Mintel, Lawn & Garden Products & Services 2007; Packaged Facts, Pet Supplies in the U.S. 2007 and Pet Food in the U.S. 2006; Mintel, Pet Food and Supplies 2007; APPMA 2007-2008 National Pet Owners Survey and our estimates based on management’s knowledge and experience in the markets in which we operate. Our estimates have been based on information provided by customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. We believe these estimates to be accurate as of the date of this Form 10-K. However, this information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. As a result, you should be aware that market, ranking and other similar data included in this Form 10-K, and estimates and beliefs based on that data, may not be reliable.

iii

PART I

Item 1. Business

BUSINESS

Our Company

Central Garden & Pet Company is a leading innovator, marketer and producer of quality branded products. We are one of the largest suppliers in the pet and lawn and garden supplies industries in the United States. The total pet industry is estimated to be approximately $36 billion in annual retail sales. We estimate the annual retail sales of the pet supplies and ultra-premium pet food markets in the categories in which we participate to be approximately $13 billion. The total lawn and garden industry in the United States is estimated to be approximately $95 billion in annual retail sales. We estimate the annual retail sales of the lawn and garden supplies markets in the categories in which we participate to be approximately $27 billion.

Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, ultra-premium dog and cat food and treats, leashes, collars, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under a number of brand names including AdamsTM, All-Glass Aquarium®, Altosid®, AqueonTM, BioSpot®, Breeder’s Choice®, Coralife®, Farnam®, Four Paws®, Interpet, Kaytee®, Kent Marine®, Nylabone® , Pet Select®, Pre StrikeTM, Oceanic Systems®, Super Pet®, TFHTM, ZillaTM, and Zodiac®.

Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, ant and other herbicide, insecticide and pesticide products; and decorative outdoor lifestyle and lighting products including pottery, trellises and other wood products and holiday lighting. These products are sold under a number of brand names including AMDRO®, GKI/Bethlehem Lighting®, Grant’sTM, Ironite®, Lilly Miller® , Matthews Four SeasonsTM, New England Pottery®, Norcal Pottery®, Pennington®, Over’n Out®, Sevin® and The Rebels®.

In fiscal 2007, our consolidated net sales were $1.7 billion, of which our lawn and garden segment, or Garden Products, accounted for approximately $778 million and our pet segment, or Pet Products, accounted for approximately $893 million. In fiscal 2007, our income from operations was $99 million, of which Garden Products accounted for $46 million and Pet Products accounted for $94 million, before corporate expenses and eliminations of $41 million. See Note 15 to our consolidated financial statements for financial information about our two operating segments.

Recent Developments

During fiscal 2007, our sales and operating results were adversely impacted primarily by unfavorable weather conditions in many parts of the United States and extraordinary grain cost increases in our wild bird feed operations. Grain costs related primarily to our wild bird feed operations increased by approximately $30 million in fiscal 2007 over fiscal 2006, approximately half of which we were able to pass on to our customers through price increases. The garden segment sales shortfall in fiscal 2007 of approximately $24 million as compared to fiscal 2006 was due primarily to weather conditions that impacted sales of our grass seed products and sales of our herbicide, pesticide and insecticide products. Additionally, our pet supplies business was impacted by continued deterioration in the aquatics market and the reduced availability of small animals at retail due primarily to governmental regulation.

On August 27, 2007, we amended our credit facility to provide us with additional financial flexibility. The amendment increased the maximum capital expenditures amount for fiscal 2007 to $70 million, adjusted the minimum interest coverage ratio through the third quarter of 2008 to 2.5x, adjusted the maximum leverage ratio of total debt to EBITDA through the third quarter of 2008 to 5.0x, and established a higher interest rate margin on both term loans and revolving loans when the leverage ratio exceeds 4.5 to 1.0. If our financial condition does not improve, we may be required to seek further amendments to our credit facility.

On February 5, 2007, we issued a stock dividend on our common stock and Class B common stock to stockholders of record as of January 14, 2007. The stock dividend was in the form of two shares of our Class A non-voting common stock for each outstanding share of our common stock and Class B common stock. We distributed the Class A common stock to create an active trading market in the stock. We plan to use our Class A common stock to strategically raise additional equity capital for general corporate purposes, to pursue acquisitions and to contribute to employee benefit plans.

On October 22, 2007, the Board reappointed Chairman William E. Brown to the additional post of Chief Executive Officer following the resignation of Chief Executive Officer Glenn W. Novotny. Mr. Novotny will continue with us in an advisory role through June 15, 2008. In addition, on October 26, 2007, Bradley Johnson resigned for personal and family reasons from his position as President, Garden Group of Central, and the Board of Directors appointed Michael Reed as Executive Vice President.

Competitive Strengths

We believe we have the following competitive strengths which serve as the foundation of our business strategy:

•

Market Leadership Positions Built on a Strong Brand Portfolio. We are one of the leaders in the premium branded U.S. pet supplies market and in the U.S. consumer lawn and garden supplies market. We have a diversified portfolio of brands, most of which we believe are among the leading brands in their respective U.S. market categories. The majority of our brands have been marketed and sold for more than 20 years.

•

Innovative New Products. We have developed a reputation for introducing innovative and high quality products. We continuously seek to introduce new products at a reasonable cost, both as complementary extensions of existing product lines and as new product categories. We have received approximately 40 awards for our new pet products in the last three years.

•

Strong Relationships with Retailers. We have developed strong relationships with major and independent retailers through product innovation, premium brand names, broad product offerings, captive sales and logistics capabilities and a high level of customer service. Major retailers value the efficiency of dealing with suppliers with national scope and strong brands. These strengths have made us one of the largest pet supplies vendors to PETsMART, PETCO and Wal*Mart and among the largest lawn and garden supplies vendors to Wal*Mart, Home Depot and Lowe’s. Our ability to service large retailers, to meet their unique needs for packaging and point of sale displays and to offer new innovative products provide us with a competitive advantage. Independent retailers value our high level of customer service and broad array of premium branded products. We are the largest supplier to independent pet supplies retailers in the United States.

•

Favorable Industry Characteristics. The pet and lawn and garden supplies markets in the U.S. have grown and are expected to continue to grow due to favorable demographic and leisure trends. The key demographics bolstering our markets are the growth rates in the number of children under 18 and the number of adults over age 55. Households with children tend to own more pets, and adults over 55 are more likely to be “empty nesters” who keep pets as companions and have more disposable income and leisure time available for both pets and garden activities.

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

•	acquisition and maintenance of premium shelf placement;

•	prompt product replenishment;

•	customization of retailer programs;

•	quick responses to changing customer and retailer preferences;

•	rapid deployment and feedback for new products; and

•	immediate exposure for new internally developed and acquired brands.

We plan to continue to utilize our team of dedicated sales people and our sales and logistics networks to expand sales of our branded products.

•

Experienced and Incentivized Management Team. Our management team has significant experience in the pet and lawn and garden supplies industries. William E. Brown, our Chairman and Chief Executive Officer, has over 25 years of industry experience. Mr. Brown also owns approximately 7% of our common stock, Class A common stock and Class B common stock, on a combined basis.

Business Strategy

Our objective is to increase market share, revenue, cash flow and profitability by enhancing our position as one of the leading companies in the U.S. pet supplies industry and the lawn and garden supplies industry. To achieve our objective, we plan to capitalize on our strengths and favorable industry trends by implementing the following key elements of our business strategy:

•

Promote Existing Brands. With our broad product assortment, strong brand names, strong sell-through and innovative products and packaging, we can further strengthen our relationships with existing retailers to increase shelf space and sales. We believe that the expansion plans of our major customers provide us with a solid foundation for continued growth. We intend to gain market share in the mass market, grocery and specialty pet store channels and add new retailers through our addition of marketing and sales personnel dedicated to these channels, as well as our innovative product introductions and packaging. We will continue to focus on using our sales and logistics network to emphasize sales of our higher margin, proprietary brands and to use efficient supply chain capabilities that enable us to provide retailers with high service levels and consistent in-stock positions. In addition, we intend to leverage our existing brands to expand opportunistically into international markets with existing retailers.

•

Continue New Product and Packaging Innovation. We will continue to leverage the strength of our leading brand names by introducing innovative new products and packaging, extending existing product lines and entering new product categories. Our new product strategy seeks to capitalize on fulfilling consumer needs, our strong brand names, established customer relationships and history of product innovation. We have also made investments in our corporate sales and marketing infrastructure in the areas of product development, category management and key account sales support.

•

Continue to Improve Margins. We believe there is an opportunity to continue to improve our gross and operating margins through price increases, through increased sales of our higher margin, consumer preferred, innovative branded products and through cost reductions and leveraging of our existing infrastructure. Since fiscal 2004, we consolidated our sales and logistics centers, made capital improvements and consolidated some of our manufacturing facilities to reduce costs and improve manufacturing efficiencies. As a result of our initiatives, gross margins increased from 30.3% in fiscal 2004 to 33.0% in fiscal 2006. Our gross margin declined to 32.0% in fiscal 2007 due primarily to significant grain cost increases and adverse weather conditions.

•

Pursue Strategic Acquisitions. We plan to continue to make selected strategic acquisitions of branded product companies that complement our existing brands and product offerings. Management has substantial experience in acquiring branded products companies. By leveraging our marketing, manufacturing and sales and logistics capabilities, we believe we can increase the sales and improve the operating efficiencies of acquired companies. We look for companies with the potential to have the top one or two brands in their respective categories. The characteristics we seek when evaluating target companies are strong brand names, high quality and innovative product offerings, an experienced management team and a history of organic earnings growth.

Pet Products Business

Overview

We are one of the leading marketers and producers of premium branded pet supplies in the United States. We believe that most of our brands are the number one or two brands in their respective U.S. market categories. In addition, Pet Products operates the largest sales and logistics network in the industry, which strategically supports its brands. In fiscal 2007, Pet Products accounted for $893 million of our consolidated net sales and $94 million of our consolidated income from operations before corporate expenses and eliminations.

Industry Background

According to the 2007-2008 APPMA National Pet Owners Survey, U.S. pet ownership is at its highest level, with 71.1 million households, or 63%, owning a pet, an increase of 2.0 million households, or 2.9%, when compared to household pet ownership in 2004.

The pet industry includes live animals, food, supplies, veterinarian care and services. We operate primarily in the pet supplies segment of the industry. This segment includes: products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, leashes, collars, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners and supplements, and information and knowledge resources; and products for horses and livestock. According to Packaged Facts, retail sales of pet supplies in 2006 reached $9.9 billion, a compound annual growth rate of 7% since 2002. Packaged Facts estimates that retail sales of pet supplies will reach $15 billion by 2011, a compounded annual growth rate of 8% from 2006. We also operate in the ultra-premium category of dog and cat food and treats. Packaged Facts estimates the total pet food market to be $14.5 billion in 2005. Packaged Facts asserts the pet food market is experiencing an “upscale thrust,” featuring products that are natural, functional and address specific dietary needs of animals, primarily dogs and cats. We estimate the current applicable market opportunity for our high-end, ultra-premium dog and cat food and treats to be approximately $4 billion.

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

The U.S. pet supplies market is highly fragmented with over 2,000 manufacturers, consisting primarily of small companies with limited product lines. The majority of these manufacturers do not have a captive sales and logistics network and must rely on us or other independent distributors to supply their products to regional pet specialty chains and independent retailers.

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

Aquatics. We are a leading supplier of aquariums and related fixtures and furniture, water conditioners and supplements, sophisticated lighting systems and accessories featuring the brands Aqueon, Zilla, Oceanic Systems Aquariums, Kent Marine, Coralife, and Blagdon.

Dog & Cat. We are a leading marketer and producer of premium healthy edible and non-edible chews, ultra-premium dog and cat food, toys, collars, leashes, grooming supplies, pet carriers and other accessories, and information and knowledge resources featuring the brands Nylabone, Four Paws, TFH, Pet Select, Interpet, Pet Love and Mikki®. Nylabone has a strong history of developing innovative new products such as the NutriDent® Edible Dental Brush Chews, Toro and Lobo as well as numerous other award winning dog toys. Four Paws products include grooming supplies and toys, and TFH is a leading producer and publisher of pet books and magazines. Breeder’s Choice, which we acquired in 2006, is regarded by the industry as one of the highest quality developers and manufacturers of ultra-premium natural pet food and treats. Breeder’s Choice brands include Pinnacle®, Avoderm® and Active Care®.

Bird & Small Animal/Specialty Pet. We are a leading marketer and producer of specialty pet food for birds, wild birds and small animals, vitamins and nutritional supplements, bird and small animal cages, habitats, transportation devices, toys and other accessories designed for the small animal marketplace featuring the brands Kaytee, Super Pet, Critter Trail® and Canopy Scientific®. Kaytee is one of the largest producers of specialty bird feed.

Animal Health. We are a leading marketer and producer of flea, tick, mosquito and other insect control products produced by Wellmark International and sold primarily under the Zodiac, Altosid, Pre Strike and Extinguish® brand names. Wellmark is the only domestic producer of (S)-Methoprene, which is an active ingredient to control mosquitoes, fleas, ticks, ants and mites in many professional and consumer insect control applications. We also sell (S)-Methoprene to manufacturers of other insect control products, including Frontline Plus. In addition, through our Farnam operations, we are a leading manufacturer and marketer of innovative health care products for horses, household pets and livestock. Farnam’s portfolio of industry leading brands includes the Farnam umbrella brand, Equicare®, ComboCareTM, IverCare® , Bronco®, Super Mask® and Repel-X® for horses, D-WormTM, BioSpot® and Scratchex® for household pets, and Adams and Bite FreeTM insect controls for home and yard care.

Sales and Logistics Network

Our domestic sales and logistics network, consisting of nine facilities, exists primarily to promote our proprietary brands and provides value-added service to over 6,000 independent specialty retail stores for our branded products. This includes acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick responses to changing customer and retailer preferences, rapid deployment and feedback for new products and immediate exposure for acquired brands. The network also sells many other manufacturers’ brands of pet supplies and combines these products with our branded products into single shipments enabling our independent customers to deal with us on a cost effective basis to meet their pet supplies requirements.

Sales and Marketing

Our sales strategy is multi-tiered and designed to capture maximum market share with retailers. Our customers include retailers, such as regional and national specialty pet stores, independent pet retailers, mass merchants and grocery stores, and professionals, such as manufacturers of insect control products, veterinarians, municipalities, farmers and other economic animal buyers. PETsMART accounted for approximately 10% of Pet Products’ net sales in fiscal 2007, 2006 and 2005.

To maximize our product placement and visibility in retail stores, we market our products through the following complementary strategies:

•	each of our categories has a dedicated sales force that focuses on their specific products across all trade channels;

•	our sales and logistics network, which includes sales and marketing personnel, focuses on gaining product and program placement at thousands of independent retailers;

•	dedicated account-managers and sales teams service several of our largest customers; and

•	independent distributors which sell our brands.

Our marketing strategy is consumer, brand and trade channel specific. Our focus is on innovation, product quality, premium packaging, product positioning and leveraging our high quality brand names with line extensions. To execute this strategy, we partner closely with our customers to identify their needs, jointly develop strategies to meet those needs, and deliver programs that include newspaper, radio, trade journals, and direct consumer mailings.

Manufacturing

Pet Products currently manufactures the majority of its branded products in 18 manufacturing facilities. In addition, certain of our proprietary branded products are manufactured by contract manufacturers. We have entered into an exclusive arrangement with a third party to manufacture (S)-Methoprene, the active ingredient in our flea and tick control products. We have not experienced supply interruptions from this manufacturer in the past, and we maintain an inventory of (S)-Methoprene that we believe is sufficient to sustain our own production if substitute manufacturing capability for (S)-Methoprene should become necessary.

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

The principal raw materials required for Kaytee’s bird feed manufacturing operations are bulk commodity grains, including millet, milo and sunflower seeds, which are generally purchased from large national commodity companies and local grain cooperatives. In order to ensure an adequate supply of grains to satisfy expected production volume, Kaytee enters into contracts to purchase a portion of its expected grain and seed requirements at future dates by fixing the quantity, and often the price, at the commitment date. Although we have never experienced a severe interruption of supply, we are exposed to price risk with respect to the portion of our supply which is not covered by forward contracts with a fixed price. In fiscal 2007, we were adversely impacted by extraordinary increases in grain costs related primarily to our wild bird feed operations. The primary causes for the higher grain costs were lower crop yields in 2006 due to drought conditions in key grain producing regions in the United States and farmers shifting to corn-based crops for the production of ethanol. Grain costs in the pet and garden segments increased approximately $30 million in fiscal 2007 over fiscal 2006, only about half of which we were able to pass through to our customers through price increases. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

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

Garden Products Business

Overview

We are a leading company in the consumer lawn and garden market in the United States and offer both premium and value-oriented branded products. We market and produce a broad array of premium brands, including Pennington, The Rebels, AMDRO, Grant’s, Lilly Miller, Ironite, Sevin, Over’n Out, Norcal Pottery, New England Pottery, GKI/Bethlehem Lighting and Matthews Four Seasons. We also market and produce value brands that offer products comparable in quality to premium brands at lower prices, including Wal*Mart’s private label brand. In addition, Garden Products operates a sales and logistics network that strategically supports its brands. In fiscal 2007, Garden Products accounted for $778 million of our consolidated net sales and $46 million of our consolidated income from operations before corporate expenses and eliminations.

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

Lawn and garden products are sold to consumers through a number of distribution channels, including home centers, mass merchants, independent nurseries and hardware stores. Home and garden centers and mass merchants often carry one or two premium products and one value brand. Due to the rapid expansion and consolidation of mass merchants and home and garden centers in the last 15 years, the concentration of purchasing power for the lawn and garden category has increased dramatically. We expect the growth of home and garden centers, such as Home Depot and Lowe’s, and mass merchants, such as Wal*Mart, to continue to concentrate industry distribution.

Proprietary Branded Lawn and Garden Products

Our principal lawn and garden product lines are grass seed, wild bird feed, lawn and garden care products, decorative outdoor patio products, Christmas products and lighting and insect control products. Our Pennington brand is one of the largest brands in grass seed and wild bird feed and our Amdro brand is a leading fire ant bait brand. We are also a leading marketer of indoor and outdoor pottery products through our Norcal Pottery and New England Pottery brands.

Grass Seed. We are a leading marketer and producer of numerous mixtures and blends of cool and warm season turf grass for both the residential and professional markets, as well as forage and wild game seed mixtures. We sell these products under the Pennington Seed, Pennington, Penkoted®, Max-Q®, ProSelectTM, Tournament QualityCM, MasterTurf®, The Rebels, Palmer’s Pride and Smart SeedTM brand names. We also produce private label brands of grass seed, including Wal*Mart’s private label grass seed. The Pennington grass seed manufacturing facilities are some of the largest and most modern seed conditioning facilities in the industry.

Wild Bird Products. We are a leading marketer and producer of wild bird feed, bird feeders, bird houses and other birding accessories in the United States. These products are sold primarily under the Pennington brand name. Our wild bird feed is treated with Bird-Kote®, a nutritious coating made up of vegetable oil fortified with oil-soluble vitamins and elements needed by wild birds.

Lawn and Garden Chemicals. We are a leading marketer of lawn and garden weed, moss, insect and pest control products and soil supplements and stimulants. We sell these products under the Knockout®, Strike®, Lilly Miller, Maxide®, Alaska Fish Fertilizer®, IMAGE®, Sevin, Over’n Out! and RooTone brand names and the Eliminator private label for Wal*Mart. We are also a leading marketer of fire ant bait, sold primarily in the southern United States, under the AMDRO brand name. In addition, we market ant baits, animal repellents and garden aid products under the Grant’s brand name. We manufacture several lines of lawn and garden fertilizers and soil supplements, in granular and liquid form, under the Pennington, Pro Care, Ironite and other private and controlled labels.

Decorative Patio, Garden and Seasonal Products. We are a leading marketer of decorative indoor and outdoor pottery products in the United States. We sell these products under the Norcal Pottery and New England Pottery brand names which include terra cotta, stoneware, ceramic and porcelain pots. We also market seasonal Christmas products and lighting under the brand name GKI/Bethlehem Lighting, and we manufacture a complete line of wooden garden products, including planters, barrel fountains, arbors and trellises that are sold under the Matthews Four Seasons brand name. In addition, we manufacture wood pellets under the Nature’s Heat® brand for use in home wood pellet stoves.

Sales and Logistics Network

Our sales and logistics network, consisting of 24 facilities, exists primarily to promote our proprietary brands and provides us with key access to retail stores for our branded products, acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick responses to changing customer and retailer preferences, rapid deployment and feedback for new products, immediate exposure for acquired brands and comprehensive and strategic information. The network also sells other manufacturers’ brands of lawn and garden supplies and combines these products with our branded products into single shipments enabling our independent customers to deal with us on a cost-effective basis to meet their lawn and garden supplies requirements.

Sales and Marketing

The marketing strategy for our premium products is focused on meeting consumer needs through innovation, upscale packaging, quality and retail shelf placement. The marketing strategy for our value products is focused on promotion of the quality and efficacy of our value brands at a lower cost relative to premium brands. Our customers include retailers, such as mass merchants, home improvement centers, independent lawn and garden nurseries and drug and grocery stores, and professional end users. Sales to Wal*Mart represented approximately 31%, 29% and 30%, sales to Home Depot represented approximately 14%, 15% and 15% and sales to Lowe’s represented approximately 17%, 15% and 13% of Garden Products’ net sales in fiscal 2007, 2006 and 2005, respectively.

To maximize our product placement and visibility in retail stores, we market our products through the following four complementary strategies:

•	dedicated sales forces for each of our brand groups;

•	our sales and logistics network, which includes sales and merchandising personnel to service independent retailers on a weekly basis, especially during the prime spring and summer seasons;

•	dedicated account-managers and sales teams service several of our largest customers; and

•	independent distributors which sell our brands.

Our marketing department develops our consumer and retailer support plans, including cooperative advertising. We also promote our products to consumers and retailers through advertisements in trade journals, magazines and seasonal radio and television commercials.

Manufacturing

Garden Products currently operates 23 manufacturing facilities. In addition, certain of its proprietary branded products are manufactured by contract manufacturers.

Purchasing

Most of the raw materials purchased by Garden Products are acquired from a number of different suppliers. The key ingredients in our fertilizer and insect and weed control products are various commodity and specialty chemicals including phosphates, urea, potash, herbicides, insecticides and fungicides. Garden Products obtains grass seed from various sources. The principal raw materials required for Pennington’s wild bird feed manufacturing operations are bulk commodity grains, including millet, milo and sunflower seeds, which are generally purchased from large national commodity companies and local grain cooperatives. Garden Products obtains its raw materials from various sources, which it presently considers to be adequate. No one source is considered to be essential to Garden Products. In order to ensure an adequate supply of seed to satisfy expected production volume, Pennington enters into contracts up to five years in advance to purchase a portion of its grass seed requirements at future dates by fixing the quantity, and often the price, at the commitment date. Although we have never experienced a severe interruption of supply, we are exposed to price risk with respect to the portion of our supply which is not covered by forward contracts with a fixed price. In fiscal 2007, we were adversely impacted by extraordinary increases in grain costs primarily related to our wild bird feed operations. The primary causes for the higher grain costs were lower crop yields in 2006 due to drought conditions in key graining regions in the United States and farmers shifting to corn-based crops for the production of ethanol. Grain costs in the garden and pet segments increased approximately $30 million in fiscal 2007 over fiscal 2006, only about half of which we were able to pass through to our customers through price increases. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

Competition

The lawn and garden products industry is highly competitive. Our lawn and garden products compete against national and regional products and private label products produced by various suppliers. Our turf and forage grass seed products, fertilizers, pesticides and combination products compete principally against products marketed by The Scotts Miracle-Gro Company. Scotts’ dominant position in the lawn and garden industry is a significant competitive disadvantage for our similar garden products. In addition, Spectrum Brands is a strong competitor with a broad product line. Garden Products competes primarily on the basis of its premium and value brands, quality, service, price, low cost manufacturing and strong brand names. Garden Products’ sales and logistics operations also compete with a large number of smaller local and regional distributors, with competition based on price, service and personal relationships.

Significant Customers

Wal*Mart, our largest customer, represented approximately 17% of our total company net sales in fiscal 2007, 17% in fiscal 2006 and 19% in fiscal 2005 and represented approximately 31% of Garden Products’ net sales in fiscal 2007, 29% in fiscal 2006 and 30% in fiscal 2005. Sales to Home Depot represented approximately 14% of Garden Products’ net sales in fiscal 2007, 15% in 2006 and 15% in 2005. Sales to Lowe’s represented approximately 17% of Garden Products’ net sales in fiscal 2007, 15% in fiscal 2006 and 13% in fiscal 2005. PETsMART represented approximately 10% of Pet Products’ net sales in fiscal 2007, 2006 and 2005. PETCO is also a significant customer. No customer other than Wal*Mart represented more than 10% of our consolidated net sales in 2007, 2006 or 2005.

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

In addition to patents, we have numerous active ingredient registrations, end-use product registrations and trade secrets, including certain technology used in the Wellmark operations for the production of (S)-Methoprene, which has been licensed to us from Novartis. This license is perpetual but non-exclusive. In addition, we have developed certain improvements that are proprietary to us relating to the synthesis of (S)-Methoprene. The success of certain portions of our business, especially our Wellmark operations, partly depends on our ability to continue to maintain trade secret information which has been licensed to us, and to keep both licensed and owned trade secret information confidential.

Along with patents, active ingredient registrations, end use product registrations and trade secrets, we own a number of trademarks, service marks, trade names and logotypes. Many of our trademarks are registered but some are not. We are not aware of any reason we cannot continue to use our trademarks, service marks and trade names in the way that we have been using them.

Employees

As of September 29, 2007, we had approximately 4,860 employees of which approximately 4,640 were full-time employees and 220 were temporary or part-time employees. We also hire substantial numbers of additional temporary employees for the peak lawn and garden shipping season of February through June to meet the increased demand experienced during the spring and summer months. The majority of our temporary employees are paid on an hourly basis. Except for approximately 40 employees at a Kaytee facility in Rialto, California, none of our employees is represented by a labor union. We consider our relationships with our employees to be good.

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

The Food Quality Protection Act, enacted by the U.S. Congress in August 1996, establishes a standard for food-use pesticides, which is a reasonable certainty that no harm will result from the cumulative effect of pesticide exposures. Under this Act, the EPA is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in our products, which are also used on foods, will be evaluated by the EPA as part of this non-dietary exposure risk assessment.

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

Legal Proceedings

We are not currently a party to any material legal proceedings.

Executive Officers

The following table sets forth the name, age and position of our executive officers as of November 1, 2007.

Name	Age	Position
William E. Brown	66	Chairman of the Board, Chief Executive Officer

Stuart W. Booth	56	Executive Vice President, Chief Financial Officer and Secretary

James V. Heim	53	President, Pet Products Division

Michael A. Reed	60	Executive Vice President

William E. Brown. Mr. Brown has been our Chairman since 1980. Since October 2007, Mr. Brown has also served as our Chief Executive Officer, a position he previously held from 1980 to June 2003. From 1977 to 1980, Mr. Brown was Senior Vice President of the Vivitar Corporation with responsibility for Finance, Operations, and Research & Development. From 1972 to 1977, he was with McKesson Corporation where he was responsible for its 200-site data processing organization. Prior to joining McKesson Corporation, Mr. Brown spent the first 10 years of his business career at McCormick, Inc. in manufacturing, engineering and data processing.

Stuart W. Booth. Mr. Booth has been our Executive Vice President since October 2005 and Chief Financial Officer and Secretary since January 2002. From January 2001 to October 2001, he was Chief Financial Officer of Respond TV, an interactive television infrastructure and services company. From June 1998 until January 2001, Mr. Booth was the Principal Vice President and Treasurer of Bechtel Group, Inc., an international engineering and construction company, where he was responsible for global bank relationships and financial operations including credit, cash management and foreign exchange operations. Prior to working at Bechtel, Mr. Booth was the Senior Vice President, Finance and Development with PG&E Enterprises, the first non-regulated business unit of Pacific Gas and Electric Company.

James V. Heim. Mr. Heim has been our President, Pet Products Division since August 2004. From June 2002 to February 2004, Mr. Heim was the President and Chief Executive Officer of The Color Factory, a leading designer and manufacturer of cosmetics for domestic and international brands. From January 2000 to June 2002, he was the chief executive officer of ExchangeBridge, Inc. a web-based system used by manufacturers and retailers for ordering, cataloging and processing consumer packaged goods. Mr. Heim has also held positions at American Pad & Paper, Procter & Gamble, Polaroid, Maybelline and American Safety Razor.

Michael A. Reed. Mr. Reed has been Executive Vice President since October 2007. Mr. Reed joined the Company in 2000 and served as Acting President of the Pet Products Division from 2003 to 2004 during the search for a president. From 2004 onward, Mr. Reed has provided executive oversight to the Life Sciences Business Unit and our investment in Tech Pac LLC. From February 1991 to May 2000, Mr. Reed served as President and CEO of PM Ag Products, Inc., a wholly owned subsidiary of global agri-business Tate & Lyle, PLC. From 1985 to 1991, he was Vice President and Regional General Manager of the Pacific Molasses Company. From 1983 to 1985, Mr. Reed served as a divisional Vice President of Beatrice Foods Company’s Agri-Products Division. Prior to joining Beatrice Foods, Mr. Reed practiced law in Springfield, Missouri.

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

We expect to continue to experience variability in our net sales, net income and cash flow on a quarterly basis. Factors that may contribute to this variability include:

•	fluctuations in prices of commodity grains;

•	adverse weather conditions and seasonality;

•	shifts in demand for lawn and garden products;

•	shifts in demand for pet products;

•	changes in product mix, service levels and pricing by us and our competitors;

•	the effect of acquisitions, including the costs of acquisitions that are not completed; and

•	economic stability of retailers.

These fluctuations could negatively impact our business and the market price of our common stock.

Seeds and grains we use to produce bird feed and grass seed are commodity products subject to price volatility that has had, and could have, a negative impact on us.

Our financial results depend on the cost of raw materials and our ability to pass along increases in these costs to our customers. In particular, our Pennington and Kaytee subsidiaries are exposed to fluctuations in market prices for commodity seeds and grains used to produce bird feed. Historically, market prices for commodity seeds and grains have fluctuated in response to a number of factors, including changes in United States government farm support programs, changes in international agricultural and trading policies and weather conditions during the growing and harvesting seasons.

To mitigate our exposure to changes in market prices, we enter into purchase contracts for grains, bird feed and grass seed to cover up to approximately one-third of the purchase requirements for a selling season. Since these contracts cover only a portion of our purchase requirements, as market prices for such products increase, our cost of production increases as well. In contrast, if market prices for such products decrease, we may end up purchasing grains and seeds pursuant to the purchase contracts at prices above market. In 2006, crop yields for grass seed and for the primary components of wild bird feed, notably milo, millet and sunflower were adversely impacted by drought conditions in key growing regions of the United States. Supply has been further limited as more and more farmers shift to corn-based crops for the production of ethanol to meet increased demand. During the fourth quarter of fiscal 2006 and in fiscal 2007, prices for some of our key crops increased substantially. Although we have been able to negotiate price increases with some of our retailers, these price increases did not fully offset the rising costs. We can provide no assurance as to the timing or extent of our ability to implement price adjustments in the current context of rising costs or in the event of increased costs in the future. Our cost of goods for grain increased approximately $30 million in fiscal 2007 over fiscal 2006. The impact of these grain cost increases was only about half offset by price increases that we were able to obtain from our retailers. We also cannot predict to what extent price increases may negatively affect our sales volume. As retailers pass along price increases, consumers may shift to our lower margin pet bird feed, switch to competing products or reduce purchases of wild bird feed products.

Supply shortages in pet birds and small animals may negatively impact our sales.

Recently, the federal government and many state governments have increased restrictions on the importation of pet birds and the production of small animals. These restrictions have resulted in reduced demand for our pet bird and small animal food and supplies. If these restrictions continue or worsen, our future sales of these products would likely suffer, which would negatively impact our profitability. In addition, some countries have experienced outbreaks of bird flu. If the United States were to experience a significant outbreak of bird flu, this could reduce the demand for our pet and wild bird feed, which would negatively impact our financial results.

Our lawn and garden sales are highly seasonal and subject to adverse weather, either of which could impact our cash flow and operating results.

Because our lawn and garden products are used primarily in the spring and summer, Garden Products’ business is seasonal. In fiscal 2007, approximately 62% of Garden Products’ net sales and 57% of our total net sales occurred during our second and third fiscal quarters. Substantially all of Garden Products’ operating income is generated in this period. Our working capital needs and our borrowings generally peak in our second fiscal quarter because we are generating lower revenues while incurring expenses in preparation for the spring selling season. If cash on hand and borrowings under our credit facilities are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business.

Because demand for lawn and garden products is significantly influenced by weather, particularly weekend weather during the peak gardening season, our results of operations and cash flow could also be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, water shortages or floods. During 2003, 2004 and 2007, our operations and cash flow were negatively affected by severe weather conditions in some parts of the United States. In fiscal 2007, we estimate that poor weather conditions negatively impacted our operating income by approximately $10-$15 million.

If we experience adverse financial results in fiscal 2008, we may be required to amend the financial covenants of our credit agreement which could include an increase in the interest margin on loans or additional fees. This could materially impact our ability to finance our future operations, future acquisitions or capital needs.

During the quarter ended March 31, 2007 and again during the quarter ended September 29, 2007, we agreed with our senior lenders to amend the minimum interest coverage ratio and the maximum leverage ratio covenants under our credit agreement effective for those quarters and subsequent periods. Through the fiscal quarter ending June 2008, our credit agreement requires a minimum interest coverage ratio of 2.5 to 1.0 and a maximum leverage ratio of 5.0 to 1.0. Starting with the fourth fiscal quarter of 2008 and continuing through the third fiscal quarter of fiscal 2009, we must maintain a minimum interest coverage ratio of 2.75 to 1.0 and a maximum leverage ratio of 4.75 to 1.0. Thereafter, the limits imposed by such ratios continue to become more restrictive over time. As of September 29, 2007, our interest coverage ratio was 2.8 to 1.0 and our leverage ratio was 4.9 to 1.0, and we were in compliance with all financial covenants.

We may be unable to satisfy our existing financial covenants in the future, which could require us to amend our credit agreement on less favorable terms. Our inability to comply with the financial covenants could materially and adversely affect our ability to finance future operations, future acquisitions or capital needs. The current uncertainties in the credit and debt markets may make it more difficult to amend our credit agreement on acceptable terms. If we were unable to meet our existing financial covenants in the future and were unable to obtain future covenant relief or a forbearance from our senior lenders, we could be in default under our credit agreement, which could prevent us from borrowing under the credit facility and could cause all amounts borrowed to become due and payable immediately. In the event of default under our credit agreement, the amounts outstanding under our senior subordinated notes would also be subject to acceleration.

Deterioration in operating results given our current outstanding indebtedness and seasonal borrowing needs could adversely affect our financial results and prevent us from fulfilling our obligations under the terms of our indebtedness.

We have, and we will continue to have, a significant amount of indebtedness. As of September 29, 2007, we had total indebtedness of approximately $611 million. This level of indebtedness and future borrowing needs could have material adverse consequences for our business, including:

•	make it more difficult for us to satisfy our obligations with respect to the terms of our indebtedness;

•

require us to dedicate a large portion of our cash flow to pay principal and interest on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other business activities;

•	increase our vulnerability to adverse industry conditions, including adverse weather conditions or continued grain price increases;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	restrict us from making strategic acquisitions or exploiting business opportunities;

•	place us at a competitive disadvantage compared to competitors that have less debt; and

•	limit our ability to borrow additional funds at reasonable rates, if at all.

In addition, since a portion of our debt bears interest at variable rates, an increase in interest rates or interest rate margins as defined under the credit agreement will create higher debt service requirements, which would adversely affect our cash flow. While we have entered into interest rate swap agreements in the past that limit our exposure to interest rate fluctuations, these agreements do not offer complete protection from changes in interest rates.

We depend on a few customers for a significant portion of our business.

Wal*Mart, our largest customer, accounted for approximately 17% of our net sales in fiscal 2007, 17% in fiscal 2006 and 19% in fiscal 2005. In addition, Home Depot, Lowe’s, PETsMART and PETCO are also significant customers although each accounted for less than 10% of our net sales and, together with Wal*Mart, accounted for approximately 41% of our net sales in fiscal 2007, 40% in fiscal 2006 and 42% in fiscal 2005. The market share of each of these key retailers has increased during recent years and may continue to increase in future years.

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

With the growing trend towards retail trade consolidation, we are increasingly dependent upon key retailers whose bargaining strength is growing. Our business may be negatively affected by changes in the policies of our retailers, such as inventory destocking, limitations on access to shelf space, price demands and other conditions. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and to more closely anticipate demand, which could in the future require the carrying of additional inventories and an increase in our working capital and related financing requirements. This shift to

“just-in-time” can also cause retailers to delay purchase orders, which can cause a shift in sales from quarter to quarter Decisions to move in or out of a market category by leading retailers can also have a significant impact on our business.

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

Competition in our industries may hinder our ability to execute our business strategy, increase our profitability or maintain relationships with existing customers.

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

Competition could lead to lower sales volumes, price reductions, reduced profits or losses, or loss of market share. Our inability to compete effectively could have a material adverse effect on our business, results of operations and financial condition.

Our acquisition strategy involves a number of risks.

We have completed numerous acquisitions since 1997 and intend to grow through the acquisition of additional companies. In fiscal 2006, we completed five acquisitions, including, the acquisition of Farnam Companies, Inc. (“Farnam”) and related real property for approximately $306 million in cash. Farnam constituted a significant acquisition for us. We completed two small acquisitions in fiscal 2007.

We are regularly engaged in acquisition discussions with a number of companies and anticipate that one or more potential acquisition opportunities, including those that would be material, may become available in the near future. If and when appropriate acquisition opportunities become available, we intend to pursue them actively. Acquisitions involve a number of special risks, including:

•	failure of the acquired business to achieve expected results;

•	diversion of management’s attention;

•	failure to retain key personnel of the acquired business;

•	additional financing, if necessary and available, which could increase leverage and costs, dilute equity, or both;

•	the potential negative effect on our financial statements from the increase in goodwill and other intangibles;

•	the high cost and expenses of completing acquisitions; and

•	risks associated with unanticipated events or liabilities.

These risks could have a material adverse effect on our business, results of operations and financial condition.

We have faced, and expect to continue to face, increased competition for acquisition candidates, which may limit the number of opportunities and may lead to higher acquisition prices. We cannot assure you that we will be able to identify, acquire or manage profitably additional businesses or to integrate successfully any acquired businesses into our existing business without substantial costs, delays or other operational or financial difficulties. In future acquisitions, we also could incur additional indebtedness or pay consideration in excess of fair value, which could have a material adverse effect on our business, results of operations and financial condition.

Our success depends upon our retaining key personnel.

Our future performance is substantially dependent upon the continued services of William E. Brown, our Chairman and Chief Executive Officer, and our other senior officers. The loss of the services of any of these persons could have a material adverse effect upon us. In addition, our future performance depends on our ability to attract and retain skilled employees. We cannot assure you that we will be able to retain our existing personnel or attract additional qualified employees in the future.

Rising energy prices could adversely affect our operating results.

In the last few years, energy prices have risen dramatically, which has resulted in increased fuel costs for our businesses and raw materials costs for many of our branded products. Rising energy prices could adversely affect consumer spending and demand for our products and increase our operating costs, both of which would reduce our sales and operating income.

We are implementing a new enterprise resource planning information technology system that will result in an increase in IT spending over the next several years.

In fiscal 2005, we began incurring costs associated with designing and implementing SAP, a new company-wide enterprise resource planning software system with the objective of gradually migrating to the new system. Upon completion, this new system will replace our numerous existing accounting and financial reporting systems, most of which were obtained in connection with business acquisitions. From fiscal 2005 through fiscal 2007, we have invested approximately $32 million in this initiative and anticipate investing an additional $10 million in fiscal 2008 for planned implementations. Capital expenditures for our new enterprise resource planning software system for fiscal 2009 and beyond will depend upon the pace of conversion for those remaining legacy systems. If we do not complete the implementation of the project timely and successfully, we may experience, among other things, additional costs associated with completing this project and delay our ability to improve existing operations, support future growth and enable us to take advantage of new applications and technologies. All of this may also result in a distraction of management’s time, diverting their attention from our existing operations and strategy.

Some of the products that we manufacture and distribute require governmental permits and also subject us to potential environmental liabilities.

Some of the products that we manufacture and distribute are subject to regulation by federal, state and local authorities. Such regulations are often complex and are subject to change. Environmental regulations may affect us by restricting the manufacture or use of our products or regulating their disposal. Regulatory or legislative changes may cause future increases in our operating costs or otherwise affect operations. Although we believe we are and have been in substantial compliance with such regulations and have internal guidelines on the handling and disposal of our products, there is no assurance that in the future we may not be adversely affected by such regulations or incur increased operating costs in complying with such regulations. However, neither compliance with regulatory requirements nor with our environmental procedures can ensure that we will not be subject to claims for personal injury, property damages or governmental enforcement. In addition, while we do not anticipate having to make, and historically have not had to make, significant capital expenditures to comply with applicable environmental laws and regulations, due to the nature of our operations and the frequently changing nature of environmental compliance standards and technology, we cannot predict with any certainty that future material capital expenditures will not be required.

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

Our business is dependent upon our ability to continue to source products from China.

We outsource a significant amount of our manufacturing requirements to third party manufacturers located in China. This international sourcing subjects us to the risks of doing business abroad. These risks include: the impact on sourcing or manufacturing as a result of public health and contamination risks in China; social and political disturbances and instability; export duties, import controls, tariffs, quotas and other trade barriers; shipping and transportation problems; and fluctuations in currency values. Because we rely on Chinese third-party manufacturers for a substantial portion of our product needs, any disruption in our relationships with these manufacturers could adversely affect our operations.

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

We do not expect to pay dividends in the foreseeable future.

We have never declared nor paid any cash dividends on our common stock or Class A common stock and currently do not intend to do so. Provisions of our credit facility and the indenture governing our senior subordinated notes restrict our ability to pay cash dividends on our common stock. Any future determination to pay cash dividends will be at the discretion of our board of directors, subject to limitations under applicable law and contractual restrictions, and will depend upon our results of operations, financial condition and other factors deemed relevant by our board of directors.

We may issue additional shares of our common stock or Class A common stock that could dilute the value and market price of your common stock.

We may decide or be required to issue, including upon the exercise of any outstanding stock options or the conversion of any convertible securities, or in connection with any acquisition made by us, additional shares of our common stock or Class A common stock that could dilute the value of your common stock or Class A common stock and may adversely affect the market price of our common stock or Class A common stock.

Our Chairman, through his holdings of our Class B common stock, could greatly influence control of the Company, which may discourage potential acquisitions of our business and could have an adverse effect on the market price of our common stock and our Class A common stock.

Holders of our Class B common stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, and each share of Class B common stock is convertible at any time into one share of our common stock. Holders of our common stock are entitled to one vote for each share owned. Holders of our Class A common stock and Series B preferred stock have no voting rights, except as required by Delaware law.

As of November 1, 2007, William E. Brown, our Chairman, had beneficial ownership of 1,600,459 shares of our Class B common stock (out of a total of 1,652,262 outstanding shares) and 83,983 shares of our common stock and thereby controlled approximately 42% of the voting power of our capital stock. Accordingly, except to the extent that a class vote of the common stock is required by applicable law, he can effectively control all matters requiring stockholder approval, including the election of our directors, and can exert substantial control over our management and policies. The disproportionate voting rights of our common stock and Class B common stock and Mr. Brown’s substantial holdings of Class B common stock could have an adverse effect on the market price of our common stock and Class A common stock. Also, such disproportionate voting rights and Mr. Brown’s controlling interest may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our other stockholders, which could thereby deprive holders of common stock or Class A common stock of an opportunity to sell their shares for a “take-over” premium.

The Company has authorized the issuance of up to 100,000,000 shares of nonvoting, Class A common stock and 999,900 shares of preferred stock, which may discourage potential acquisitions of our business and could have an adverse effect on the market price of our common stock and our Class A common stock.

Pursuant to our Fourth Amended and Restated Certificate of Incorporation, the board of directors is authorized to issue up to 100,000,000 shares of our nonvoting Class A common stock and up to 999,900 additional shares of preferred stock (25 shares of preferred stock are currently outstanding) without seeking the approval or consent of the Company’s stockholders, unless required by the NASDAQ Global Market. Although the issuance of the nonvoting Class A common stock would not dilute the voting rights of the existing stockholders, it could have a dilutive effect on the economic interest of currently outstanding shares of common stock and Class B common stock similar to the dilutive effect of subsequent issuances of ordinary common stock. The issuance of the preferred stock could, depending on the rights and privileges designated by the board with respect to the issuance of any particular series, have a dilutive effect on either or both the voting and economic interests of the common stock and Class B common stock. In addition, the disproportionate voting rights of our common stock, preferred stock, Class B common stock and Class A common stock, and the ability of the board to issue the Class A common stock and the preferred stock to persons friendly to current management, may make us a less attractive target for a takeover than we otherwise might be or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our common stockholders, which could thereby deprive holders of common stock of an opportunity to sell their shares for a “take-over” premium.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently operate 41 manufacturing facilities totaling approximately 4,211,000 square feet and 34 sales and logistics facilities totaling approximately 4,203,000 square feet. Most sales and logistics centers consist of office and warehouse space, and several large bays for loading and unloading. Each sales and logistics center provides warehouse, distribution, sales and support functions for its geographic area. Our executive offices are located in Walnut Creek, California.

The table below lists Pet Products’ manufacturing and sales and logistics facilities:

Location	Type of Facility	Owned or Lease
Phoenix, AZ	Sales and Logistics	Owned
Azusa, CA	Manufacturing	Leased
Carson, CA	Manufacturing	Leased
Irwindale, CA	Manufacturing	Leased
Rialto, CA	Manufacturing	Owned
Sacramento, CA	Sales and Logistics	Leased
Santa Fe Springs, CA	Sales and Logistics	Leased
Aurora, CO	Sales and Logistics	Leased
Tampa, FL	Sales and Logistics	Leased
Norcross, GA	Sales and Logistics	Leased
Elk Grove Village, IL (2)	Manufacturing	Leased
Council Bluffs, IO	Manufacturing	Owned
Neptune City, NJ	Manufacturing	Owned
Neptune City, NJ	Manufacturing	Leased
Mahwah, NJ	Sales and Logistics	Leased
Wall, NJ	Manufacturing	Leased
Hauppauge, NY (2)	Manufacturing	Leased
Cressona, PA	Manufacturing	Owned
Dallas, TX	Manufacturing	Owned
Dallas, TX	Sales and Logistics	Leased
Algona, WA	Sales and Logistics	Leased
Chilton, WI	Manufacturing	Owned
Franklin, WI	Manufacturing	Owned
Guangzhou, China	Manufacturing	Leased
Dorking, Surrey, UK	Manufacturing	Leased
Somerset, UK	Sales and Logistics	Leased

The table below lists Garden Products’ manufacturing and sales and logistics facilities:

Location	Type of Facility	Owned or Lease
Cullman, AL	Sales and Logistics	Owned
Roll, AZ	Manufacturing	Owned
Yuma, AZ	Manufacturing	Leased
El Centro, CA	Manufacturing	Owned
Ontario, CA	Sales and Logistics	Leased
Richmond, CA	Sales and Logistics	Leased
Sacramento, CA	Sales and Logistics	Leased
San Leandro, CA	Manufacturing	Leased
San Leandro, CA	Sales and Logistics	Leased
Santa Fe Springs, CA	Sales and Logistics	Leased
Stockton, CA	Manufacturing	Leased
Longmont, CO	Manufacturing	Owned
Orlando, FL	Sales and Logistics	Leased
Covington, GA	Sales and Logistics	Leased
Eatonton, GA	Manufacturing	Owned
Madison, GA (3)	Manufacturing	Leased
Madison, GA (2)	Manufacturing	Owned
Madison, GA (2)	Sales and Logistics	Leased
Madison, GA	Sales and Logistics	Owned
Munster, IN	Sales and Logistics	Leased
Ligonier, IN	Manufacturing	Owned
Lexington, KY	Sales and Logistics	Leased
Foxboro, MA	Sales and Logistics	Leased
Taunton, MA	Sales and Logistics	Leased
Laurel, MD	Sales and Logistics	Leased
Bolivar, MO	Manufacturing	Leased
Greenfield, MO (2)	Manufacturing	Owned
Greenfield, MO	Sales and Logistics	Owned
Sidney, NE	Manufacturing	Owned
Saddle Brook, NJ	Sales and Logistics	Leased
Peebles, OH (2)	Manufacturing	Owned
Piketon, OH	Manufacturing	Leased
Lebanon, OR	Manufacturing	Leased
Lebanon, OR (2)	Manufacturing	Owned
Portland, OR	Sales and Logistics	Leased
Columbia, SC	Sales and Logistics	Leased
Columbia, SC	Sales and Logistics	Owned
Grand Prairie, TX	Sales and Logistics	Leased
Houston, TX	Sales and Logistics	Leased
Kenbridge, VA	Sales and Logistics	Leased

We lease 20 of our manufacturing facilities and 29 of our sales and logistics facilities. These leases generally expire between 2008 and 2020. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. The facilities we own are subject to major encumbrances under our principal credit facility. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks and warehousing, transportation and computer equipment.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the NASDAQ Global Select Market under the symbol CENT since our initial public offering on July 15, 1993. Our Class A common stock has been traded on the NASDAQ Global Select Market under the symbol CENTA since February 6, 2007. The following table sets forth the high and low closing sale prices for our common stock and our Class A common stock, as reported by the NASDAQ Global Select Market, for each quarterly period during our fiscal years set forth below. The stock prices have been adjusted to reflect the stock dividend of Class A common stock distributed to stockholders on February 5, 2007.

	Common Stock		Class A Common Stock
	High	Low	High	Low
Fiscal 2005
First Quarter	$13.85	$10.06	$—	$—
Second Quarter	15.77	13.04	—	—
Third Quarter	16.64	13.62	—	—
Fourth Quarter	18.54	14.71	—	—

Fiscal 2006
First Quarter	15.92	13.89	—	—
Second Quarter	18.49	15.89	—	—
Third Quarter	17.80	13.49	—	—
Fourth Quarter	16.86	12.65	—	—

Fiscal 2007
First Quarter	18.62	15.47	—	—
Second Quarter	16.51	13.13	15.17	12.32
Third Quarter	15.58	12.26	15.13	11.73
Fourth Quarter	13.95	8.90	13.85	8.98

We have not paid any cash dividends on our common stock or our Class A common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock or our Class A common stock in the foreseeable future. In addition, our credit facility and senior subordinated notes restrict our ability to pay dividends. See note 7 to our fiscal 2007 consolidated financial statements.

The following table sets forth the repurchases of any equity securities during the fourth quarter of the fiscal year ended September 29, 2007 and the dollar amount of authorized share repurchases, remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – August 4, 2007	—	—	—	$89,986,000
August 5 – September 1, 2007	—	—	—	$89,986,000
September 2 – September 29, 2007	—	—	—	$89,986,000

Total	—	—	—	$89,986,000

Item 6. Selected Financial Data

The following selected statement of operations and balance sheet data as of and for the five fiscal years in the period ended September 29, 2007 has been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto in “Item 8 – Financial Statements and Supplementary Data” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Fiscal Year Ended
	September 27, 2003	September 25, 2004	September 24, 2005	September 30, 2006	September 29, 2007
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales (1)	$1,145,001	$1,266,526	$1,380,644	$1,621,531	$1,671,145
Cost of goods sold and occupancy	811,562	882,227	937,989	1,086,219	1,136,825

Gross profit	333,439	384,299	442,655	535,312	534,320
Selling, general and administrative expenses	261,098	302,227	342,526	398,510	434,903

Income from operations	72,341	82,072	100,129	136,802	99,417
Interest expense, net	(19,202)	(17,753)	(20,660)	(37,670)	(48,147)
Other income	2,522	2,023	4,576	3,083	2,402

Income before income taxes and minority interest	55,661	66,342	84,045	102,215	53,672
Income taxes	21,020	24,992	30,258	35,791	19,999

Income before minority interest	34,641	41,350	53,787	66,424	33,673
Minority interest	—	—	—	890	1,369

Net income	$34,641	$41,350	$53,787	$65,534	$32,304

Income per common equivalent share (2):
Basic	$0.60	$0.69	$0.86	$0.97	$0.46

Diluted	$0.58	$0.66	$0.83	$0.95	$0.45

Weighted average shares used in the computation of income per common equivalent share (2):
Basic	57,981	60,108	62,439	67,833	70,824
Diluted	60,243	62,403	64,578	69,054	72,050

Other Data:
Depreciation and amortization	$17,878	$18,516	$19,600	$23,957	$30,717
Capital expenditures	$17,958	$18,264	$18,676	$47,589	$60,038
Cash from operating activities	$51,202	$64,414	$57,659	$95,166	$38,535
Cash used in investing activities	$(22,572)	$(192,147)	$(65,808)	$(427,721)	$(92,460)
Cash from financing activities	$38,090	$62,214	$25,085	$332,239	$46,475
Ratio of earnings to fixed charges (3)	3.59	4.36	4.23	3.31	1.98

	September 27, 2003	September 25, 2004	September 24, 2005	September 30, 2006	September 29, 2007
Balance Sheet Data:
Cash	$77,604	$12,221	$28,792	$28,406	$21,055
Working capital	302,865	292,954	343,460	427,398	470,216
Total assets	829,098	960,197	1,056,349	1,533,823	1,646,822
Total debt	250,253	305,800	323,064	568,449	610,523
Shareholders’ equity	425,096	479,796	547,178	727,359	776,973

(1)	Fiscal year 2006 included 53 weeks; fiscal years 2003-2005 and 2007 included 52 weeks.
(2)	All share and per share amounts have been retroactively adjusted to reflect the February 5, 2007 stock dividend for all periods presented.
(3)	For the purposes of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes and minority interest, excluding income and losses associated with equity method investees, and before fixed charges. Fixed charges consist of interest expense, the portion of rental expense under operating leases deemed by management to be representative of the interest factor and amortization of deferred financing costs.

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

Overview

Central Garden & Pet is a leading innovator, marketer and producer of quality branded products. We are one of the largest suppliers in the pet and lawn and garden supplies industries in the United States. The total pet industry is estimated to be approximately $36 billion in annual retail sales. We estimate the annual retail sales of the pet supplies and ultra-premium pet food markets in the categories in which we participate to be approximately $13 billion. The total lawn and garden market in the United States is estimated to be approximately $95 billion in annual retail sales. We estimate the annual retail sales of the lawn and garden supplies markets in the categories in which we participate to be approximately $27 billion.

Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, ultra-premium dog and cat food, leashes, collars, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under a number of brand names including Adams, All-Glass Aquarium, Altosid, Aqueon, BioSpot, Breeder’s Choice, Coralife, Farnam, Four Paws, Interpet, Kaytee, Kent Marine, Nylabone, Pet Select, Pre Strike, Oceanic, Zilla, Super Pet, TFH and Zodiac.

Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, ant and other herbicide, insecticide and pesticide products; and decorative outdoor lifestyle and lighting products including pottery, trellises and other wood products and holiday lighting. These products are sold under a number of brand names including AMDRO, GKI/Bethlehem Lighting, Grant’s, Ironite, Lilly Miller, Matthews Four Seasons, New England Pottery, Norcal Pottery, Pennington, Over’n Out, Sevin and The Rebels.

In fiscal 2007, our consolidated net sales were $1.7 billion, of which our lawn and garden segment, or Garden Products, accounted for approximately $778 million and our pet segment, or Pet Products, accounted for approximately $893 million. In fiscal 2007, our income from operations was $99.4 million, of which Garden Products accounted for $45.6 million and Pet Products accounted for $94.3 million, before corporate expenses and eliminations of $40.5 million.

Background

We have transitioned our company to a leading marketer and producer of branded products from a traditional pet and lawn and garden supplies distributor. We made this transition because we recognized the opportunity to build a portfolio of leading brands and improve profitability by capitalizing on our knowledge of the pet and lawn and garden supplies sectors, strong relationships with retailers and nationwide sales and logistics network. Our goal was to diversify our business and improve operating margins by establishing a portfolio of leading brands. Since 1997, we have acquired numerous branded product companies and product lines, including Wellmark and Four Paws in fiscal 1997; Kaytee Products, TFH and Pennington Seed in fiscal 1998; Norcal Pottery in fiscal 1999; AMDRO and All-Glass Aquarium in fiscal 2000; Lilly Miller in fiscal 2001; Alaska Fish Fertilizer in fiscal 2002; Kent Marine, New England Pottery, Interpet, KRB Seed Company, (dba

Budd’s Seed), and Energy Savers Unlimited in fiscal 2004; Pets International and Gulfstream Home & Garden in fiscal 2005; Farnam, Breeder’s Choice, Tech Pac, Ironite and Shirlo in fiscal 2006 and B2E Corporation, B2E Biotech LLC and DLF Trifolium Oregon (dba “ASP Research”) in fiscal 2007.

Virtually all of our sales before fiscal 1997 were derived from distributing other manufacturers’ products. Since then, our branded product sales have grown to approximately $1.4 billion, or approximately 84% of total sales, in fiscal 2007. During this same period, our sales of other manufacturers’ products have declined to approximately 16% of total sales, and our gross profit margins have improved from 13.6% in fiscal 1996 to 32.0% in fiscal 2007.

Recent Developments

Fiscal 2007 Operating Performance Decline. During fiscal 2007, our sales and operating results were adversely impacted primarily by unfavorable weather conditions in many parts of the United States and continued extraordinary grain cost pressures in our wild bird feed operations. Grain costs related primarily to our wild bird feed operations increased by approximately $30 million in fiscal 2007 over fiscal 2006, approximately half of which we were able to pass on to our customers through price increases. The garden segment sales decline in fiscal 2007 of approximately $24 million as compared to fiscal 2006 was due primarily to weather conditions that impacted sales of our grass seed products and sales of our herbicide, pesticide and insecticide products. Additionally, we were impacted by continued deterioration in the aquatics market and the availability of small animals.

Credit Facility Amendments. On August 27, 2007, we amended our credit facility to provide us with additional financial flexibility. The amendment increased the maximum capital expenditures amount for fiscal 2007 to $70 million, reduced the minimum interest coverage ratio through the third quarter of 2008 to 2.5x, increased the maximum leverage ratio through the third quarter of 2008 to 5.0x, and established a higher interest rate margin on both term loans and revolving loans when the leverage ratio exceeds 4.5 to 1.0. We were in compliance with all financial covenants as of September 29, 2007. If our financial condition does not improve, we may be required to seek further amendments to our credit facility.

Class A Stock Dividend. On February 5, 2007, we issued a stock dividend on our common stock and Class B common stock to stockholders of record as of January 14, 2007. The stock dividend was in the form of two shares of our Class A common stock for each outstanding share of our common stock and Class B common stock. We distributed the Class A common stock to create an active trading market in the stock. We plan to use our Class A common stock to strategically raise additional equity capital for general corporate purposes, to pursue acquisitions and to contribute to employee benefit plans.

Fiscal 2008 Outlook. We expect our fiscal 2008 financial results to be better than fiscal 2007 results but still below our historical performance. We are carefully monitoring weather conditions across the United States and in particular the severe drought in the Southeast. Based on the latest forecasts and projections from a variety of weather services and reports, we are expecting the continuation of water restrictions in the Southeast as we head into the 2008 gardening season. Also, in 2008, we expect to restore some, but not all, of the profit margin we lost last year due to higher grain costs. This is due primarily to continued turbulence in the grain markets, the challenge of getting all of our retail partners to accept the new grain pricing paradigm and possible loss of unit sales at retail due to higher costs. Additionally, our Bird and Small Animal, Aquatics, and Décor operations did not perform well in fiscal 2007. Steps are now being taken to improve the effectiveness and efficiency of these operations which should start to show improvement in their financial performances in fiscal 2008. We expect the balance of our operations in the aggregate to perform at or above fiscal 2007 levels.

Executive Management. On October 22, 2007, the Board reappointed Chairman William E. Brown to the additional post of Chief Executive Officer following the resignation of Chief Executive Officer Glenn W. Novotny. Mr. Novotny will continue with us in an advisory role through June 15, 2008. In addition, on

October 26, 2007, Bradley Johnson resigned for personal and family reasons from his position as President, Garden Group of Central, and the Board of Directors appointed Michael Reed as Executive Vice President.

Fiscal 2006 Acquisitions

We completed five acquisitions during the fiscal year ended September 30, 2006 and finalized the purchase accounting during the fiscal year ended September 29, 2007.

These acquisitions are summarized as follows (in thousands):

Net tangible assets acquired	$93,428
Other intangible assets acquired	91,509
Goodwill	207,234

Total consideration paid (including transaction costs)	$392,171

Pro forma results of operations have not been presented for any of the acquisitions except for Farnam because the effects of all of the other acquisitions were not material to Central’s operating results either individually, or in the aggregate. See Note 2 to the consolidated financial statements.

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	Fiscal Year Ended
	September 24, 2005	September 30, 2006	September 29, 2007
Net sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy	67.9	67.0	68.0

Gross profit	32.1	33.0	32.0
Selling, general and administrative	24.8	24.6	26.0

Income from operations	7.3	8.4	6.0
Interest expense, net	(1.5)	(2.3)	(2.9)
Other income	0.3	0.2	0.1
Income taxes	(2.2)	(2.2)	(1.2)
Minority interest	0.0	(0.1)	(0.1)

Net income	3.9%	4.0%	1.9%

Fiscal 2007 Compared to Fiscal 2006

Net Sales

Net sales for fiscal 2007 increased $49.6 million, or 3.1%, to $1,671.1 million from $1,621.5 million in fiscal 2006. This was due to a $77.2 million, or 5.8%, increase in our branded product sales due primarily to contributions from acquisitions partially offset by a $27.6 million decrease in the sales of other manufacturers’ products. Sales of our own branded products represented 84% of our total sales in fiscal 2007. Incremental net sales in 2007 related primarily to acquisitions made in fiscal 2006 were $73.2 million. Fiscal 2007 included one less week than fiscal 2006.

Garden Products’ sales for fiscal 2007 decreased $24.5 million, or 3.1%, to $777.9 million from $802.4 million in fiscal 2006. In fiscal 2007, our garden branded product sales decreased $2.3 million, despite $12.7 million of incremental net sales from acquisitions, due primarily to unfavorable weather conditions, including a significant and sustained drought in the Southeast, which impacted our grass seed and insecticide, herbicide and pesticide product lines. Sales of other manufacturers’ products decreased $22.2 million due primarily to the unfavorable weather conditions and anticipated reductions of low margin product lines.

Pet Products’ sales for fiscal 2007 increased $74.1 million, or 9.0%, to $893.2 million from $819.1 million in fiscal 2006. Pet branded product sales increased $79.5 million and sales of other manufacturers’ products decreased $5.4 million in fiscal 2007 as compared with fiscal 2006. The increased sales of our pet branded products were due primarily to $60.5 million of incremental net sales in 2007 from acquisitions made in fiscal 2006 and increased sales of wild bird feed and non food products (lower margin product) partially offset by decreased aquatic sales due primarily to continued deterioration in the aquatics market.

Gross Profit

Gross profit decreased $1.0 million, from $535.3 million in fiscal 2006 to $534.3 million in fiscal 2007. Gross profit increased $10.1 million, or 3.2%, in Pet Products and decreased $11.1 million, or 5.0%, in Garden Products. Gross profit as a percentage of net sales decreased from 33% in fiscal 2006 to 32% in fiscal 2007, the majority of which was due to a margin decline of 230 basis points in Pet Products.

The increase in Pet Products gross profit was due to approximately $31 million of incremental gross profit from fiscal 2006 acquisitions, partially offset by decreases in Aquatics due to lower sales as a result of the softer market and to the significant grain cost pressures on our bird feed business. The decrease in Garden Products gross profit was due primarily to unfavorable weather conditions (e.g., the drought in the Southeast) which impacted our grass seed and insecticide, herbicide and pesticide product lines and higher grain costs, which impacted our bird feed products, and which were not fully offset by customer price increases.

Selling, General and Administrative

Selling, general and administrative expenses increased $36.4 million, or 9.1%, from $398.5 million in fiscal 2006 to $434.9 million in fiscal 2007. The increase was due primarily to increased administrative costs and selling expenses. As a percentage of net sales, selling, general and administrative expenses increased from 24.6% during fiscal 2006 to 26.0% during fiscal 2007.

Selling and delivery expenses increased by $12.5 million, or 5.8%, from $216.0 million in fiscal 2006 to $228.5 million in fiscal 2007. This increase was largely attributable to a $16.8 million increase in Pet Products, due primarily to the incremental expenses from fiscal 2006 acquisitions, partially offset by a decrease in Garden Products driven by lower net sales in fiscal 2007. Selling and delivery expenses as a percentage of net sales increased from 13.3% in fiscal 2006 to 13.7% in fiscal 2007.

Facilities expenses were relatively unchanged from fiscal 2006 at approximately $12.8 million in fiscal 2007. Increased facilities expense due to acquisitions completed in fiscal 2006 was offset by the impact of consolidation initiatives.

Warehouse and administrative expenses increased $23.8 million, or 14.0%, from $169.8 million in fiscal 2006 to $193.6 million in fiscal 2007. Garden Products increased $5.1 million, Pet Products increased $3.0 million and Corporate increased $15.7 million. The increase was due primarily to $4.9 million from acquisitions, $6.6 million in depreciation and amortization due primarily to increased amortization from purchase accounting derived intangibles and SAP, $6.0 million of increased third party provider costs related to professional and legal services and IT services related to our SAP implementation and increased insurance costs of approximately $5.0 million.

Other Income

Other income decreased $0.7 million from $3.1 million in fiscal 2006 to $2.4 million in fiscal 2007. Our equity method investments generally had lower earnings in fiscal 2007 than in fiscal 2006 primarily due to the poor weather that impacted the garden industry in fiscal 2007.

Interest Expense

Net interest expense increased $10.4 million, or 27.6%, from $37.7 million in fiscal 2006 to $48.1 million in fiscal 2007. The increase was due primarily to increased average borrowings during fiscal 2007. Average borrowings for fiscal 2007 were $633 million compared to $499 million in fiscal 2006 as the debt used to finance acquisitions completed in the second quarter of fiscal 2006 was outstanding the entire fiscal 2007 year. Additionally, working capital requirements increased due primarily to higher inventory levels.

The average interest rate for both fiscal 2007 and 2006 was 7.5%.

Income Taxes

Our effective tax rate in fiscal 2007 was 38.2% compared with 35.3% in fiscal 2006. In fiscal 2007, the difference between the combined statutory rate of 38.3% and the effective tax rate was due primarily to the utilization of state and federal credits and the impact of non-U.S. tax rates at our U.K. based subsidiary. In fiscal 2006, the rate difference was due primarily to the impact of non-US tax rates at our U.K. based subsidiary, a reduction to certain tax reserves and the utilization of state income tax credits.

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

Selling, General and Administrative

Selling, general and administrative expenses increased $56.0 million, or 16.4%, from $342.5 million in fiscal 2005 to $398.5 million in fiscal 2006. The increase was due primarily to increased selling and delivery expenses and increased administrative costs. As a percentage of net sales, selling, general and administrative expenses decreased from 24.8% during fiscal 2005 to 24.6% during fiscal 2006. Included in selling, general and administrative expenses for fiscal year 2006 is a gain of $9.9 million from settlement of litigation. Selling, general and administrative expenses in fiscal 2006 also included $9.9 million of additional expenses resulting from our investment in brand building and strategic work. Over half of the funds were expended on brand building initiatives largely to accelerate the rollout of several of our brands and to create greater consumer awareness. The balance of the proceeds was invested in new growth initiatives and human capital initiatives. We also incurred $6.8 million of restructuring expenses related to our profit acceleration program to realign our business unit operating structure and rationalize costs.

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

Weather and Seasonality

Historically, our sales of lawn and garden products have been influenced by weather and climate conditions in the different markets we serve. Additionally, Garden Products’ business has historically been highly seasonal. In fiscal 2007, approximately 62% of Garden Products’ net sales and 57% of our total net sales occurred in the second and third fiscal quarters. Substantially all of Garden Products’ operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.

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

We service two broad markets: pet supplies and lawn and garden supplies. Our pet supplies businesses involve products that have a year round selling cycle with a slight degree of seasonality. As a result, it is not necessary to maintain large quantities of inventory to meet peak demands. On the other hand, our lawn and garden businesses are highly seasonal with approximately 62% of Garden Products’ net sales occurring during the second and third fiscal quarters. For many manufacturers of garden products, this seasonality requires them to ship large quantities of their product well ahead of the peak consumer buying periods. To encourage distributors to stock large quantities of inventory, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.

Cash provided by operating activities decreased $57.0 million from $95.2 million in fiscal 2006 to $38.5 million in fiscal 2007. The decrease was due primarily to a decrease in earnings from operations and increased inventory levels due primarily to lower than anticipated garden sales and the higher cost of inventory related to our wild bird feed operations.

Net cash used in investing activities decreased $335.2 million from fiscal 2006 to approximately $92.5 million in fiscal 2007. The decrease was due primarily to the acquisition of businesses in 2006 (see Note 2 to our consolidated financial statements), partially offset by increased capital expenditures in 2007. Higher capital spending during fiscal 2007 was driven by our additions to plant and equipment and our investment in an enterprise resource planning system. Investing cash outflows in 2006 were partially offset by the collection of a $16.1 million note in connection with the settlement of litigation. The remaining $9.9 million of cash received in the settlement is included in operating activities in 2006.

Net cash provided by financing activities decreased $285.4 million from fiscal 2006 to $46.5 million in fiscal 2007. The decrease was due primarily to the issuance of $650 million in senior secured facilities and the issuance of 1,975,000 shares of our common stock in 2006, the proceeds of which were used to refinance our existing credit facilities and to finance the acquisition of Farnam Companies, Inc. Additionally in 2006, we repurchased approximately 240,000 shares of our common stock to partially offset the impact of share dilution related to share-based awards.

On February 28, 2006, we arranged $650 million in senior secured credit facilities to finance the Farnam acquisition and to refinance the existing $125 million revolving credit facility maturing in May 2008 and the existing $175 million term loan maturing in May 2009. The credit facilities consist of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from 0% to 0.375%, or LIBOR plus a margin, which fluctuates from 0.75% to 1.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. Interest on the term loan is based on a rate equal to LIBOR plus a margin, which fluctuates from 1.50% to 1.75 % or the prime rate plus a margin, which fluctuates from 0.50% to 0.75%, at our option. The term loan is payable in quarterly installments of $750,000 with the balance payable in September 2012. These facilities are secured by substantially all of our assets and contain certain financial covenants which require us to maintain minimum levels of interest coverage and maximum levels of total debt to EBITDA and that restrict our ability to repurchase our stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the facilities.

In March 2007 and in August 2007, we amended the maximum leverage and minimum interest coverage ratios, amended certain defined terms and amended certain negative covenants and other provisions of our credit agreement. In the August 2007 amendment, we also made certain changes to the interest rate on loans to provide for a margin on loans when our leverage rates exceeds 4.5x. We were in compliance with all financial covenants as of September 29, 2007. There was $164.0 million outstanding at September 29, 2007 under the $350 million revolving credit facility plus $16.6 million outstanding under certain letters of credit. The remaining potential borrowing capacity was up to $169.4 million. Our borrowing capacity is also subject to compliance with the financial covenants in our credit agreement. See “Risk Factors.”

In connection with our purchase of an additional 60% equity interest in Tech Pac L.L.C. in March 2006, we deposited approximately $16 million into an escrow account for possible contingent performance-based payments over the next five years. No payments have been made to date.

In March 2006, we issued 1,975,000 shares of common stock, raising approximately $105 million in net proceeds.

In July 2006, we repurchased approximately 240,000 shares of our common stock for an aggregate price of approximately $10 million. Our Board of Directors has authorized the repurchase of up to a total of $100 million of our common stock, and we may continue our repurchases from time to time depending on market conditions and subject to the ability to effect repurchases under our credit facility.

At September 29, 2007, our total debt was $610.5 million versus $568.4 million at September 30, 2006. Net debt, or total debt less cash and cash equivalents, increased at September 30, 2007, summarized as follows:

	Fiscal Year Ended
	September 29, 2007	September 30, 2006
	(in thousands)
Current portion of long-term debt	$3,352	$3,039
Long-term debt	607,171	565,410

Total debt	610,523	568,449
Less cash and cash equivalents	(21,055)	(28,406)

Net debt	$589,468	$540,043

The table below presents the significant commercial credit facility available to us and its expiration date (in thousands):

Maximum Commercial Commitments	Less than 1 Year	1-3 Years	4-5 Years	Total Amount Committed
	(in thousands)
Revolving line of credit under Credit Agreement dated February 28, 2006	$—	$—	$164,000	$164,000

The table below presents our significant contractual cash obligations by fiscal year:

Contractual Obligations	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Thereafter	Total
	(in millions)
Long-term debt, including current maturities (1):	$3.3	$3.3	$3.3	$167.1	$283.5	$150.0	$610.5
Interest payment obligations (2)	45.8	45.5	45.3	38.9	34.2	5.6	215.3
Operating leases	25.5	20.7	15.3	9.4	4.7	15.4	91.0
Purchase commitments (3)	110.5	52.8	35.0	14.6	1.5	—	214.4
Performance-based payments (4)	—	—	—	—	—	—	—

Total	$185.1	$122.3	$98.9	$230.0	$323.9	$171.0	$1,131.2

(1)	Excludes $16.6 million outstanding under certain letters of credit related to normal business transactions. See Note 7 to the consolidated financial statements for further discussion of long-term debt.
(2)	Estimated interest payments to be made on our long-term debt. Interest rates used to determine interest payments on variable rate debt are based on our estimates of future interest rates as of the end of fiscal 2007. See Note 7 to the consolidated financial statements for description of interest rate terms.
(3)	Contracts for purchases of grains, grass seed and pet food ingredients, used primarily to mitigate risk associated with increases in market prices and commodity availability.
(4)	Possible performance-based payments associated with prior acquisitions of businesses are not included in the above table because they are based on future performance of the businesses acquired, which is not yet known. Performance-based payments made in 2007 were approximately $0.5 million and in 2006 were approximately $8 million. Performance-based periods extend through 2014.

We believe that cash flows from operating activities, funds available under our revolving credit facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $45 million for the next 12 months. The increase in expected capital expenditures, compared to our historical rate, is due to our implementation of a scalable enterprise-wide information technology platform to improve existing operations, to support future growth and to enable us to take advantage of new applications and technologies. We invested approximately $32 million in fiscal 2007, 2006 and 2005 (on a combined basis) in this initiative and are planning to invest an additional $10 million in fiscal 2008 for planned implementations. Capital expenditures for 2009 and beyond will depend upon the pace of conversion of those remaining legacy systems. This initiative, when complete, will combine our numerous information systems into one enterprise system and create a common business model and common data, which should create greater efficiency and effectiveness.

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

Recent Accounting Pronouncements

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information to assist financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display on the face of the balance sheet the fair value of assets and liabilities chosen by the company for fair value accounting. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us in our fiscal year beginning September 28, 2008. We are currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also establishes a framework for measuring fair value and provides for expanded disclosures about fair value measurements. SFAS No. 157 is effective for our fiscal years beginning September 28, 2008. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements.

Considering the Effects of Prior Year Misstatements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements when evaluating materiality. SAB No. 108 was effective for our current fiscal year. The adoption of SAB No. 108 did not have a significant impact on our consolidated financial statements.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides other guidance on income tax accounting matters, including derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Differences between the amounts recognized in the balance sheet prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the balance of retained earnings as of September 30, 2007. We do not anticipate a material impact on our consolidated financial statements from the adoption of FIN 48.

Critical Accounting Policies, Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts and related disclosures in the consolidated financial statements. Estimates and assumptions are required for, but are not limited to, accounts receivable and inventory realizable values, fixed asset lives, long-lived asset valuation and impairments, intangible asset lives, stock-based compensation, deferred and current income taxes, self-insurance accruals and the impact of contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Although not all inclusive, we believe that the following represent the more critical accounting policies, which are subject to estimates and assumptions used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts

We record an allowance for credit losses and disputed balances associated with our customers’ failure to make required payments. We estimate our allowance based on both specific identification and historical experience. If the financial condition of our customers was to deteriorate, or we were not able to demonstrate the validity of amounts due, additional allowances may be required. For more information, see Note 4 to our consolidated financial statements.

Inventory

Inventory, which primarily consists of lawn and garden products and pet supplies finished goods, is stated at the lower of first-in first-out (“FIFO”) cost or market. Cost includes certain indirect purchasing, merchandise handling and storage costs including certain salary and data processing costs incurred to acquire or manufacture inventory, costs to unload, process and put away shipments received to prepare them to be picked for orders, and certain overhead costs. We compute the amount of such costs capitalized to inventory based on an estimate of costs related to the procurement and processing of inventory to prepare it for sale compared to total product purchases. When necessary, we have reduced the carrying value of our inventory if market conditions indicate that we will not recover the carrying cost upon sale. Future adverse changes in market conditions related to our products could result in an additional charge to income in the period in which such conditions occur.

Goodwill

Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Identifiable intangible assets acquired in business combinations are recorded based on their fair values at the date of acquisition. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identifiable intangible assets with indefinite lives are not subject to amortization but must be evaluated for impairment.

We test goodwill for impairment at least annually, or whenever events occur of circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by initially comparing the fair value of each of our four reporting units to their related carrying values. If the fair value of the reporting unit is less than its carrying value, we perform an additional step to determine the implied fair value of the goodwill. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of the assets and liabilities of the unit and then computing the excess of the unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and we recognize such impairment accordingly. Fair values are estimated using discounted cash flow and other valuation methodologies that are based on the projections of the amounts and timing of future revenues and cash flows, assumed discount rates and other assumptions as deemed appropriate. We consider such factors as historical performance, anticipated market conditions, operating expense trends and capital expenditure requirements.

We performed our annual goodwill impairment analyses as of June 30, 2007, June 25, 2006, and June 26, 2005. Based on the results of those analyses, no impairment of goodwill was indicated.

Long-Lived Assets

We review our long-lived assets for potential impairment based on a review of projected undiscounted cash flows associated with these assets. Long-lived assets are included in impairment evaluations when events and circumstances exist that indicate the carrying amount of those assets may not be recoverable. Measurement of impairment losses for long-lived assets that we expect to hold and use is based on the estimated fair value of the assets. We have recorded asset impairment charges when the carrying value of an asset was in excess of its fair value. Should market conditions or the assumptions used by us in determining the fair value of assets change, or management change plans regarding the future usage of certain assets, additional charges to operations may be required in the period in which such conditions occur.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes result primarily from bad debt allowances, inventory write-downs, depreciation and nondeductible reserves. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment would be recognized in the period such determination was made. We have determined that certain deferred tax assets associated with the potential tax benefit of state income tax net operating losses are not likely to be realized in the future and have provided a valuation allowance on those assets. For more information, see Note 9 to our consolidated financial statements.

Accruals for Self-Insurance

We maintain insurance for certain risks, including workers’ compensation, general liability and vehicle liability, and are self-insured for employee related health care benefits. Our workers’ compensation, general liability and vehicle liability insurance policies include deductibles of $250,000 to $350,000 per occurrence, with a separate vehicle liability deductible of $50,000 for physical damage. We maintain excess loss insurance that covers any health care costs in excess of $150,000 per person per year. We establish reserves for losses based on our claims experience and industry actuarial estimates of the ultimate loss amount inherent in the claims, including losses for claims incurred but not reported. Any differences in estimates and assumptions could result in accrual requirements materially different from the calculated accruals.

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

Commitments and Contingencies

We are a party to certain legal proceedings considered routine to normal operations. In the opinion of management, the ultimate resolution of all such matters will not have a material adverse effect on operating results, financial condition or cash flows in the future.

Our contractual commitments are presented in Liquidity and Capital Resources.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks, which include changes in U.S. interest rates and commodity prices and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk. The interest payable on our credit facilities and $75 million of our senior subordinated notes is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on our variable rate debt had changed by 10% compared to actual rates, interest expense would have increased or decreased by approximately $4.0 million in fiscal 2007. In addition, we have investments consisting of cash equivalents and short-term investments in marketable debt securities, which are also affected by changes in market interest rates.

Commodity Prices. We are exposed to fluctuations in market prices for grains, grass seed and pet food ingredients. To mitigate risk associated with increases in market prices and commodity availability, we enter into contracts for purchases, primarily to ensure commodity availability to us in the future. As of September 29, 2007, we had entered into fixed purchase commitments for commodities totaling approximately $214 million. A 10% change in the market price for these commodities would have resulted in an additional pretax gain or loss of $21.4 million related to the contracts outstanding as of September 29, 2007.

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

Based on evaluation of the criteria set forth by COSO in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of September 29, 2007.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Central Garden & Pet Company

We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company”) as of September 29, 2007 and September 30, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three year period ended September 29, 2007. We also have audited the Company’s internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Garden & Pet Company and subsidiaries as of September 29, 2007 and September 30, 2006, and the results of their operations and their cash flows for each of the fiscal years in the three year period ended September 29, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective September 25, 2005.

/s/ Deloitte & Touche LLP

San Francisco, California

November 28, 2007

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED BALANCE SHEETS

	September 29, 2007	September 30, 2006
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$21,055	$28,406
Accounts receivable, net	247,429	239,172
Inventories	378,365	332,214
Prepaid expenses, deferred income taxes and other	38,659	34,910

Total current assets	685,508	634,702
Land, buildings, improvements and equipment:
Land	10,192	9,018
Buildings and improvements	95,485	89,400
Transportation equipment	5,773	5,187
Machinery and warehouse equipment	145,897	122,101
Office furniture and equipment	68,994	43,474

Total	326,341	269,180
Less accumulated depreciation and amortization	(124,732)	(106,576)

Land, buildings, improvements and equipment – net	201,609	162,604
Goodwill	598,758	557,820
Other intangible assets, net	100,314	110,548
Other assets	60,633	68,149

Total	$1,646,822	$1,533,823

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135,972	$122,960
Accrued expenses	75,968	81,305
Current portion of long-term debt	3,352	3,039

Total current liabilities	215,292	207,304
Long-term debt	607,171	565,410
Deferred income taxes and other long-term obligations	44,802	29,583
Convertible redeemable preferred stock	750	3,000
Minority interest	1,834	1,167
Commitments and contingencies
Shareholders’ equity:
Common stock	221	218
Class A common stock	478	473
Class B stock	16	16
Additional paid-in capital	553,728	540,131
Retained earnings	217,335	185,031
Accumulated other comprehensive income	5,195	1,490

Total shareholders’ equity	776,973	727,359

Total	$1,646,822	$1,533,823

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 29, 2007	September 30, 2006	September 24, 2005
	(in thousands, except per share amounts)
Net sales	$1,671,145	$1,621,531	$1,380,644
Cost of goods sold and occupancy	1,136,825	1,086,219	937,989

Gross profit	534,320	535,312	442,655
Selling, general and administrative expenses	434,903	398,510	342,526

Income from operations	99,417	136,802	100,129
Interest expense	(49,685)	(40,677)	(23,125)
Interest income	1,538	3,007	2,465
Other income	2,402	3,083	4,576

Income before income taxes and minority interest	53,672	102,215	84,045
Income taxes	19,999	35,791	30,258
Minority interest	1,369	890	—

Net income	$32,304	$65,534	$53,787

Net income per common equivalent share:
Basic	$0.46	$0.97	$0.86
Diluted	$0.45	$0.95	$0.83
Weighted average shares used in the computation of net income per common equivalent share:
Basic	70,824	67,833	62,439
Diluted	72,050	69,054	64,578

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock		Class A Common Stock		Class B Stock		Additional Paid-in Capital	Retained Earnings	Deferred Compensation Expense	Treasury Stock		Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance, September 25, 2004	32,515,220	$325	47,321,386	$473	1,654,462	$16	$554,963	$65,710	$—	(13,742,250)	$(144,827)	$136	$476,796
Tax benefit from exercise of stock options							9,801						9,801
Issuance of common stock	762,916	8					6,624						6,632
Repurchase of common stock										(17,615)	(754)		(754)
Issuance of restricted stock	141,420	1					5,212		(5,213)				—
Amortization of deferred compensation									836				836
Net change in foreign currency translation												80	80
Net income								53,787					53,787

Total comprehensive income													53,867

Balance, September 24, 2005	33,419,556	334	47,321,386	473	1,654,462	16	576,600	119,497	(4,377)	(13,759,865)	(145,581)	216	547,178
Reclassification of deferred compensation upon adoption of SFAS No. 123(R)		(1)					(4,376)		4,377				—
Stock-based compensation	109,403						5,064						5,064
Tax benefit from exercise of stock options							4,026						4,026
Conversion of Class B stock into common stock	2,200				(2,200)								—
Issuance of common stock	503,730	5					9,737						9,742
Secondary public offering	1,975,000	20					104,535						104,555
Repurchase of common stock	(241,593)	(2)					(10,012)						(10,014)
Retirement of treasury stock	(13,759,865)	(138)					(145,443)			13,759,865	145,581		—
Net change in foreign currency translation												1,274	1,274
Net income								65,534					65,534

Total comprehensive income													66,808

Balance, September 30, 2006	22,008,431	218	47,321,386	473	1,652,262	16	540,131	185,031	—	—	—	1,490	727,359
Stock-based compensation							4,985						4,985
Tax benefit from exercise of stock options							1,977						1,977
Conversion of preferred stock into common stock	64,803	1	129,606	1			2,248						2,250
Issuance of common stock	224,751	2	409,611	4			4,387						4,393
Net change in foreign currency translation												3,705	3,705
Net income								32,304					32,304

Total comprehensive income													36,009

Balance, September 29, 2007	22,297,985	$221	47,860,603	$478	1,652,262	$16	$553,728	$217,335	$—	—	$—	$5,195	$776,973

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 29, 2007	September 30, 2006	September 24, 2005
	(in thousands)
Cash flows from operating activities:
Net income	$32,304	$65,534	$53,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,717	23,957	19,600
Stock-based compensation	4,985	5,064	836
Excess tax benefits from stock-based awards	(1,977)	(4,026)	—
Minority interest	1,369	890	—
Deferred income taxes	16,606	5,288	4,057
Loss (gain) on disposal of property	124	19	(716)
Changes in assets and liabilities (excluding businesses acquired):
Receivables	(7,757)	(8,033)	6,356
Inventories	(51,525)	(10,704)	(21,515)
Prepaid expenses and other assets	5,681	12,179	(2,642)
Accounts payable	13,212	7,517	(12,460)
Accrued expenses	(4,253)	(5,167)	9,964
Other long-term obligations	(951)	2,648	392

Net cash provided by operating activities	38,535	95,166	57,659

Cash flows from investing activities:
Additions to property	(60,038)	(47,589)	(18,676)
Businesses acquired, net of cash acquired	(34,004)	(380,690)	(62,194)
Collection of notes	3,340	16,058	—
Issuance of note	(2,025)	—	—
Restricted investments	267	(15,500)	15,062

Net cash used by investing activities	(92,460)	(427,721)	(65,808)

Cash flows from financing activities:
Repayments on revolving line of credit	(967,000)	(878,678)	(291,000)
Borrowings on revolving line of credit	1,012,000	982,530	236,000
Repayments of long-term debt	(2,964)	(473,322)	(1,554)
Proceeds from issuance of long-term debt	—	600,000	75,000
Proceeds from issuance of common stock	4,393	114,297	7,926
Excess tax benefits from stock-based awards	1,977	4,026	—
Repurchase of common stock	—	(10,014)	—
Treasury stock purchases	—	—	(754)
Distribution to minority interest	(800)	—	—
Payment of financing costs	(1,131)	(6,600)	(533)

Net cash provided by financing activities	46,475	332,239	25,085

Effect of exchange rate changes on cash and equivalents	99	(70)	(365)

Net increase (decrease) in cash and cash equivalents	(7,351)	(386)	16,571
Cash and cash equivalents at beginning of year	28,406	28,792	12,221

Cash and cash equivalents at end of year	$21,055	$28,406	$28,792

Supplemental information:
Cash paid for interest	$50,085	$38,842	$22,780
Cash paid for income taxes – net of refunds	3,958	27,711	15,179
Liabilities assumed in connection with acquisitions	3	52,215	4,833
Conversion of preferred stock to common stock	2,250	—	—

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended September 29, 2007,

September 30, 2006 and September 24, 2005

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

On January 3, 2007, the Company announced a stock dividend in the form of two shares of the Company’s Class A common stock for each outstanding share of the Company’s common stock and Class B stock to stockholders of record as of January 14, 2007. On February 5, 2007, the Company distributed the related Class A shares to the stockholders. All share and per share amounts in this Form 10-K have been retroactively adjusted to reflect the stock dividend for all periods presented.

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

Revenue Recognition – Sales are recognized when merchandise is shipped, risk of loss and title passes to the customer and the Company has no further obligations to provide services related to such merchandise. Discounts, volume-based rebate incentives and most cooperative advertising amounts are recorded as a reduction of sales. The Company’s current practice on product returns generally is to accept and credit the return of unopened cases of products from customers where the quantity is small, where the product has been misshipped or the product is defective. Accruals for estimated returns are deducted from net sales at the time of shipment. Sales also include shipping and handling costs billed directly to customers.

Cost of goods sold and occupancy consists of cost of product, inbound freight charges, purchasing and receiving costs, certain indirect purchasing, merchandise handling and storage costs, internal transfer costs as well as allocations of overhead costs, including depreciation, related to the Company’s facilities. Cost of goods sold excludes substantially all shipping and handling and out-bound freight costs to customers, which are included in selling, general and administrative expenses as delivery expenses. The cost of shipping and handling, including internal costs and payments to third parties, included in delivery expenses within selling, general and administrative expenses for the fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005 was $64.0 million, $69.2 million and $60.3 million, respectively. Amounts billed to customers for shipping and handling costs are included in net sales.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs – The Company expenses the costs of advertising as incurred. Advertising expenses were $35.7 million, $35.2 million and $18.9 million million in fiscal 2007, 2006 and 2005, respectively.

401(k) Plans – The Company sponsors several 401(k) plans which cover substantially all employees. The Company’s matching contributions expensed under these plans were $1,529,000, $1,173,000 and $992,000 for fiscal years 2007, 2006 and 2005, respectively.

Other income consists principally of earnings from equity method investments.

Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Deferred income taxes result primarily from bad debt allowances, inventory and goodwill write-downs, depreciation and nondeductible reserves. The Company establishes a valuation allowance for deferred tax assets when management believes it is more likely than not a deferred tax asset will not be realized. As of fiscal 2007 and 2006, the Company had valuation allowances related to state net operating losses of $6.0 million and $5.5 million, respectively. United States income taxes have not been provided on undistributed earnings (approximately $5.0 million at September 29, 2007) of the Company’s foreign subsidiary since all such earnings are considered indefinitely reinvested overseas.

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

Long-Lived Assets – The Company reviews its long-lived assets for potential impairment based on projected undiscounted cash flows associated with these assets. Long-lived assets are evaluated for potential impairment evaluations when events and circumstances exist that indicate the carrying amount of those assets may not be recoverable. Measurement of impairment losses for long-lived assets that the Company expects to hold and use is based on the estimated fair value of those assets.

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

Goodwill is the excess of the purchase price paid over the fair value of net assets acquired in business combinations accounted for under the purchase method. The Company performs an annual assessment, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, for potential impairment through application of a fair-value-based test (see Note 5 – Goodwill).

Investments – The Company owns membership interests (from 33% to 49%) in three unconsolidated companies. The Company accounts for its interest in these entities using the equity method. Equity income of

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$2.4 million in fiscal 2007, $3.1 million in fiscal 2006 and $4.6 million in fiscal 2005 is included in other income. The Company’s investment in these entities was $10.5 million at September 29, 2007 and $11.4 million at September 30, 2006, which is greater than the Company’s share of the underlying equity in net assets by approximately $1.0 million, which was attributable to goodwill when the investments were made. On a combined basis, the assets, liabilities, revenues and expenses of these entities are not significant.

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

Fair Value of Financial Instruments – At September 29, 2007 and September 30, 2006, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and floating rate debt approximates its fair value. The fair value, determined by comparison to quoted market prices, of the Company’s $150 million senior subordinated notes was $140.6 million at September 29, 2007 and $155.6 million at September 30, 2006.

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

In October 2003, the Company entered into a $75 million pay-floating interest rate swap effectively converting 50% of its $150 million fixed rate 9-1/8% senior subordinated notes to a floating rate of LIBOR + 4.04%. When it was entered into, the swap was designated as a hedge of the underlying specific interest rate exposure on the senior subordinated debt. The differential paid or received on the swap is recognized in interest expense over the life of the swap, thereby adjusting the effective interest rate on the underlying obligation. The unrealized loss was approximately $0.5 million for fiscal year 2007 and $1.2 million for fiscal year 2006, with corresponding adjustments made to the fair value of the related debt.

Stock-Based Compensation – Beginning in fiscal 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” and began recording compensation expense associated with stock options and other forms of equity compensation in accordance with the accounting standard. The Company elected to adopt the standard using the modified prospective transition method. Therefore, fiscal 2005 amounts have not been restated. Under this transition method, compensation cost associated with stock options recognized in fiscals 2007 and 2006 includes: (1) amortization related to the remaining unvested portion of all share-based payments granted prior to, but not vested as of September 24, 2005, based on the grant date fair value estimated in accordance with the original pro forma footnote disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and (2) amortization related to all share-based payments granted subsequent to September 24, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Accordingly, stock-based compensation expense is recognized over the service period of the employees using the straight-line attribution method. Total compensation cost for the Company’s share-based compensation plan in fiscal 2007 was $5.0 million ($3.1 million after tax) and in fiscal 2006 was $5.1 million ($3.1 million after tax).

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to fiscal 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required SFAS No. 123 pro forma disclosures. Accordingly, no related compensation expense was recorded for awards granted with no intrinsic value.

Had compensation expense for the Company’s various stock option plans been determined based upon the projected fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, the Company’s pro forma net earnings, basic and diluted earnings per common share for the fiscal year ended September 24, 2005 would have been as follows (in thousands, except per share amounts):

Net income, as reported	$53,787
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	(1,862)

Pro forma net income	$51,925

Net income per common equivalent share:
Basic – as reported	$0.86
Basic – pro forma	$0.83

Diluted – as reported	$0.83
Diluted – pro forma	$0.80

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

Total Comprehensive Income – Total comprehensive income consists of two components: net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded directly as an element of shareholders’ equity, but are excluded from net income. Other comprehensive income is comprised of currency translation adjustments relating to the Company’s foreign subsidiary whose functional currency is not the U.S. dollar. Deferred taxes are not provided on translation gains and losses, because the Company expects earnings of its foreign subsidiary to be permanently reinvested.

Recent Accounting Pronouncements – In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information to assist financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display on the face of the balance sheet the fair value of assets and liabilities chosen by the company for fair value accounting. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company in its fiscal year beginning September 28, 2008. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also establishes a framework for measuring

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value and provides for expanded disclosures about fair value measurements. SFAS No. 157 is effective for the Company’s fiscal year beginning September 28, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements when evaluating materiality The application of the guidance in SAB No. 108 did not have a significant impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides other guidance on income tax accounting matters, including derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Differences between the amounts recognized in the balance sheet prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as an adjustment to the beginning balance of retained earnings. FIN 48 is effective for the Company’s fiscal year beginning September 30, 2007. The Company does not anticipate a material impact on its consolidated financial statements from the adoption of FIN 48.

2. Acquisitions

Fiscal 2006

The Company completed five acquisitions during the fiscal year ended September 30, 2006. With the exception of Farnam, pro forma results of operations have not been presented for any of the acquisitions because the effects of these acquisitions were not material to Central’s operating results either individually or in the aggregate. The consolidated financial statements include the effects of these acquired businesses from the dates of acquisition. The purchase accounting for these acquisitions has been completed and the purchase price allocations are summarized as follows (in thousands):

Net tangible assets acquired	$93,428
Other intangible assets acquired	91,509
Goodwill	207,234

Total consideration paid (including transaction costs)	$392,171

Total consideration paid includes amounts paid in fiscal 2007. Other intangible assets acquired include marketing-related intangibles of $66.3 million, non-contractual customer related intangibles of $21.2 million and technology-based intangibles of $4.0 million.

Brief descriptions of the businesses acquired are as follows:

In April 2006, the Company acquired the rights to the Ironite® Products (“Ironite”) brand of natural soil supplements and the associated intellectual property for approximately $6 million in cash. Ironite, a registered trademark since 1956, is a leading brand of environmentally-friendly soil supplements that promote healthy plant color and deeper root structures. The purchase price exceeded the fair value of net assets acquired by approximately $3 million, which was recorded as goodwill.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2006, the Company increased its equity interest in Tech Pac from 20% to 80%. The Company paid approximately $21 million in cash and deposited cash of approximately $16 million in an escrow account for possible contingent performance based payments over the next five years (included in Other Assets in the consolidated balance sheet). The Company acquired its initial 20% interest in Tech Pac when it acquired Gulfstream Home & Garden, Inc. (which had a 20% interest in Tech Pac at the time of the acquisition) in February 2005. Tech Pac is a leading supplier of insect control branded products in the lawn and garden market place. Tech Pac’s leading brands include Sevin®, a broad-based insecticide, Over’n Out!® for fire ant control and RooTone®, a leading root stimulant for the gardening enthusiast. The purchase price exceeded the fair value of the net tangible assets acquired by approximately $10 million.

In February 2006, the Company acquired Farnam Companies, Inc. (“Farnam”) for an initial payment of approximately $287 million in cash, plus $4 million in cash for the purchase of related real property. An additional $15 million in cash was paid in fiscal 2007 primarily for the final determination of Farnam’s net assets at closing. Farnam is a leading marketer and manufacturer of innovative health care products primarily for horses, household pets and livestock sold through over-the-counter and veterinary channels. In addition to the internationally recognized Farnam umbrella brand, Farnam’s portfolio of industry leading brands includes Equicare, ComboCare, IverCare, and Repel-X for horses; D-Worm, BioSpot and Scratchex for household pets; and Adams and Bite Free insect controls for home and yard care. The purchase price exceeded the fair value of net tangible and intangible assets acquired by approximately $181 million, which was recorded as goodwill.

The following table summarizes on a pro forma basis the unaudited consolidated results of operations of the Company as if the Farnam acquisition had occurred at the beginning of the periods presented. The pro forma consolidated results of operations include adjustments to give effect to interest expense on acquisition-related debt and certain other purchase accounting adjustments. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented, nor of the future results of the combined operations (in thousands except per share amounts):

	Fiscal Year Ended
	September 30, 2006	September 24, 2005
Net sales	$1,675,278	$1,544,846
Gross profit	562,144	525,053
Income from operations	140,746	116,986
Income before income taxes and minority interest	97,441	83,234
Net income	62,177	52,829
Net income per common equivalent share:
Basic	$0.92	$0.85
Diluted	$0.90	$0.82

In February 2006, the Company acquired the assets of Breeder’s Choice Pet Foods Inc. for approximately $25 million in cash. Breeder’s Choice is a leading branded marketer and manufacturer of ultra-premium all natural, healthy dog and cat food and treats sold exclusively in the pet specialty channel under the brands AvoDerm®, Pinnacle®, Active Care® and Advanced Pet Diets®. The purchase price exceeded the fair value of net tangible and intangible assets acquired by approximately $9 million, which was recorded as goodwill.

In December 2005, the Company acquired certain intellectual property assets from Shirlo, Inc. for approximately $10 million in cash. The assets acquired from Shirlo, Inc. include the company’s exclusive marketing rights to etofenprox, an insect adulticide approved for on-animal use. The acquired assets were

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

integrated into the business of Wellmark International, a wholly owned subsidiary of the Company. The purchase price exceeded the fair value of net tangible and intangible assets acquired by approximately $2 million, which was recorded as goodwill.

3. Concentration of Credit Risk and Significant Customers and Suppliers

Customer Concentration – Approximately 41%, 40% and 42% of the Company’s net sales for fiscal years 2007, 2006 and 2005, respectively, were derived from sales to the Company’s top five customers. The Company’s largest customer accounted for approximately 17%, 17% and 19% of the Company’s net sales for fiscal years 2007, 2006 and 2005, respectively. The Company’s second largest customer accounted for approximately 8% of the Company’s net sales in each of the fiscal years 2007, 2006 and 2005. The Company’s third largest customer accounted for approximately 6%, 7% and 7% of the Company’s net sales in each of the fiscal years 2007, 2006 and 2005, respectively. The loss of, or significant adverse change in, the relationship between the Company and any of these three customers could have a material adverse effect on the Company’s business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company’s inability to collect accounts receivable from any major customer could also have a material adverse impact on the Company’s business and financial results. As of September 29, 2007 and September 30, 2006, accounts receivable from the Company’s top ten customers comprised 49% and 45% of the Company’s total accounts receivable, including 10% and 10% from the Company’s largest customer, respectively.

Supplier Concentration – While the Company purchases products from many different manufacturers and suppliers, approximately 7%, 8% and 6% of the Company’s net sales in fiscal years 2007, 2006 and 2005, respectively, were derived from products purchased from the Company’s five largest suppliers.

4. Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts are summarized below (in thousands):

Description	Balances at Beginning of Period	Charged to Costs and Expenses	Write-Offs, Less Recoveries	Balances at End of Period
Year ended September 24, 2005	$12,348	$4,508	$(5,144)	$11,712
Year ended September 30, 2006	11,712	4,438	(3,352)	12,798
Year ended September 29, 2007	12,798	9,807	(8,802)	13,803

5. Goodwill

Changes in the carrying amount of goodwill for the fiscal years ended September 29, 2007 and September 30, 2006 are as follows (in thousands):

	Garden Products Segment	Pet Products Segment	Total
Balance as of September 24, 2005	$169,456	$195,391	$364,847
Additions	3,370	188,594	191,964
Currency translation	—	1,009	1,009

Balance as of September 30, 2006	172,826	384,994	557,820
Additions	22,217	16,375	38,592
Currency translation	—	2,346	2,346

Balance as of September 29, 2007	$195,043	$403,715	$598,758

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additions to goodwill include acquisitions, purchase price adjustments and reclassifications of amounts upon finalization of purchase accounting. All goodwill is expected to be fully deductible for income tax purposes.

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS No. 142, the Company tests for goodwill annually (at the first day of the fourth quarter of the fiscal year) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required two-step approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth, costs, compensation levels, discount rate and private and public market trading multiples for similar entities.

6. Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Net Carrying Value
	(in millions)
September 29, 2007
Marketing-related intangible assets – amortizable	$10.5	$(1.9)	$8.6
Marketing-related intangible assets – nonamortizable	58.9	—	58.9

Total	69.4	(1.9)	67.5

Customer-related intangible assets – amortizable	31.5	(3.8)	27.7
Customer-related intangible assets – nonamortizable	—	—	—

Total	31.5	(3.8)	27.7

Other acquired intangible assets – amortizable	5.5	(0.4)	5.1
Other acquired intangible assets – nonamortizable	—	—	—

Total	5.5	(0.4)	5.1

Total other intangible assets	$106.4	$(6.1)	$100.3

September 30, 2006
Marketing-related intangible assets – amortizable	$24.0	$(1.4)	$22.6
Marketing-related intangible assets – nonamortizable	32.7	—	32.7

Total	56.7	(1.4)	55.3

Customer-related intangible assets – amortizable	3.7	(0.5)	3.2
Customer-related intangible assets – nonamortizable	30.0	—	30.0

Total	33.7	(0.5)	33.2

Other acquired intangible assets – amortizable	11.0	(0.5)	10.5
Other acquired intangible assets – nonamortizable	11.5	—	11.5

Total	22.5	(0.5)	22.0

Total other intangible assets	$112.9	$(2.4)	$110.5

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible assets acquired include contract-based and technology-based intangible assets.

Certain adjustments to intangible assets were made during fiscal 2007 upon finalization of purchase accounting.

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 1 to 25 years, over weighted average lives of 13 years for marketing-related intangibles, 20 years for customer-related intangibles and nine years for other acquired intangibles. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $3 million per year from fiscal 2008 through fiscal 2012.

7. Long-Term Debt

On February 28, 2006, the Company arranged $650 million in senior secured credit facilities to finance the Farnam acquisition and to refinance the existing $125 million revolving credit facility maturing in May 2008 and the existing $175 million term loan maturing in May 2009. The new credit facilities consist of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from 0% to 0.375%, or LIBOR plus a margin, which fluctuates from 0.75% to 1.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. Interest on the term loan is based on a rate equal to LIBOR plus a margin, which fluctuates from 1.50% to 1.75 % or the prime rate plus a margin, which fluctuates from 0.50% to 0.75%, at the Company’s option. The term loan is payable in quarterly installments of $750,000 with the balance payable in September 2012. These facilities are secured by substantially all of the Company’s assets and contain certain financial covenants which require the Company to maintain minimum levels of interest coverage and maximum levels of total debt to EBITDA and that restrict the Company’s ability to repurchase its stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the facilities. In March 2007, the Company amended the maximum leverage and minimum interest coverage ratios in its credit agreement. In August 2007, the Company further amended the maximum leverage and minimum interest coverage ratios, amended certain defined terms and amended certain negative covenants and other provisions of its credit agreement. In the August 2007 amendment, the Company also made certain changes to the interest rate on loans to provide that the margin on loans increases when its leverage ratio exceeds 4.5 to 1.0. The Company was in compliance with all financial covenants as of September 29, 2007. There was $164.0 million outstanding at September 29, 2007 under the $350 million revolving credit facility plus $16.6 million outstanding under certain letters of credit. The remaining potential available borrowing capacity was up to $169.4 million. The Company’s borrowing capacity is also subject to compliance with the financial covenants in its credit agreement.

The Company also has outstanding $150 million of 9-1/8% senior subordinated notes due 2013. In October 2003, the Company entered into a $75 million pay-floating interest rate swap effectively converting half of its $150 million fixed rate 9-1/8 % senior subordinated notes to a floating rate of LIBOR + 4.04%.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt consists of the following:

	September 29, 2007	September 30, 2006
	(in thousands)
Senior subordinated notes, interest at 9-1/8% payable semi-annually, principal due February 2013	$150,000	$150,000
Term loan, interest at LIBOR + 1.50% or the prime rate plus 0.50%, quarterly principal payments of $750,000 remaining balance due September 2012	295,500	299,250
Revolving credit facility, interest at prime plus 0% to 0.25% or LIBOR + 0.75% to 1.375%, final maturity February 2011	164,000	119,000
Other notes payable	1,023	199

Total	610,523	568,449
Less current portion	(3,352)	(3,039)

Long-term portion	$607,171	$565,410

The scheduled principal repayments on long-term debt as of September 29, 2007 are as follows:

(in thousands)
Fiscal year:
2008	$3,352
2009	3,351
2010	3,257
2011	167,060
2012	283,503
Thereafter	150,000

Total	$610,523

8. Commitments and Contingencies

Commitments

Purchase commitments – Production and purchase agreements (primarily for grass seed and grains) entered into in the ordinary course of business obligate the Company to make future purchases based on estimated yields. The terms of these contracts vary and have fixed prices or quantities. At September 29, 2007, estimated annual purchase commitments were $110.5 million for fiscal 2008, $52.8 million for fiscal 2009, $35.0 million for fiscal 2010, $14.6 million for fiscal 2011 and $1.5 million for fiscal 2012.

Leases – The Company has operating lease agreements principally for office and warehouse facilities and equipment. Such leases have remaining terms of 1 to 13 years. Rental expense was $28.1 million for fiscal years 2007 and 2006, and $24.4 million for fiscal year 2005.

Certain facility leases have renewal options and include escalation clauses. Minimum lease payments include scheduled rent increases pursuant to these escalation provisions.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate minimum annual payments on non-cancelable operating leases at September 29, 2007 are as follows:

(in thousands)
Fiscal year:
2008	$25,437
2009	20,724
2010	15,258
2011	9,411
2012	4,722
Thereafter	15,409

Total	$90,961

Contingencies

The Company is a party to certain legal proceedings considered routine to normal operations. In the opinion of management, the ultimate resolution of all such matters will not have a material adverse effect on operating results, financial condition or cash flows in the future.

9. Income Taxes

The provision for income taxes consists of the following:

	Fiscal Year Ended
	September 29, 2007	September 30, 2006	September 24, 2005
		(in thousands)
Current:
Federal	$2,142	$23,932	$22,840
State	1,386	5,968	2,445
Foreign	(135)	611	916

Total	3,393	30,511	26,201
Deferred
Federal	16,263	5,000	3,281
State	338	176	686
Foreign	5	104	90

Total	16,606	5,280	4,057

Total	$19,999	$35,791	$30,258

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	September 29, 2007	September 30, 2006	September 24, 2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.0	4.8	2.7
Permanent differences	0.1	(0.5)	0.2
Foreign income taxes	—	(0.1)	(0.2)
Adjustment of prior year accruals	0.1	(1.4)	(1.7)
Reversal of tax reserves	—	(2.5)	—

Effective income tax rate	38.2%	35.3%	36.0%

Deferred income taxes reflect the impact of “temporary differences” between asset and liability amounts for financial reporting purposes and such amounts as determined based on existing tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	September 29, 2007		September 30, 2006
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in thousands)
Current:
Allowance for doubtful accounts	$4,582	$—	$4,346	$—
Inventory write-downs	7,728	—	7,012	—
Prepaid expenses	—	1,335	—	1,413
Nondeductible reserves	3,261	—	3,792	—
State taxes	401	—	313	—
Other	2,797	—	3,819	—

Total	18,769	1,335	19,282	1,413

Noncurrent:
Depreciation and amortization	—	44,441	—	27,384
Equity income	—	4,358	—	2,510
State net operating loss carryforward	6,418	—	5,463	—
Other	8,056	—	5,728	—
Valuation allowance	(6,011)	—	(5,463)	—

Total	8,463	48,799	5,728	29,894

Total	$27,232	$50,134	$25,010	$31,307

The Company’s state tax net operating losses of $140.0 million expire at various times between 2008 and 2028. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including past operating results, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against any deferred tax assets. The Company has determined there will be insufficient future separate state taxable income for the parent company to absorb the deferred tax assets associated with its separate company state net operating losses. Therefore, valuation allowances of $6.0 million and $5.5 million (net of federal impact) at September 29, 2007

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and September 2006, respectively, have been provided to reduce state tax net operating loss carryforwards at the individual parent company level to amounts considered recoverable. The Company has $1.1 million in federal capital losses which expire in 2008. These losses are expected to be utilized in full. The Company also has state income tax credits of $2.8 million, most of which may be carried forward indefinitely.

10. Stock-Based Compensation

In February 2003, the Company adopted the 2003 Omnibus Equity Incentive Plan (the “2003 Plan”) which provides for the grant of options and restricted stock to key employees, directors and consultants of the Company up to an aggregate of 2.5 million shares of common stock of the Company. The 2003 Plan is administered by the Compensation Committee of the Board of Directors, which is comprised only of independent directors, and which must approve individual awards to be granted, vesting and exercise of share conditions. The 2003 Plan replaced the 1993 Omnibus Equity Incentive Plan (the “1993 Plan”) which, through January 2003, provided for the grant of options to key employees and consultants of the Company for the purchase of up to an aggregate of 4.8 million shares of common stock of the Company. Upon adoption of the 2003 plan, the Company terminated the 1993 Plan, subject to the remaining outstanding option grants. In February 2005, the Company’s shareholders approved an amendment to the 2003 Plan to increase the number of shares authorized for issuance thereunder by 3.3 million shares, resulting in a total of 5.8 million shares authorized for issuance under the 2003 Plan.

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

Stock Option Awards

The Company recognized share-based compensation expense of $5.0 million ($3.1 million after tax) and $5.1 million ($3.1 million after tax) for the years ended September 29, 2007 and September 30, 2006, respectively, as a component of selling, general and administrative expenses. Share-based compensation expense in fiscal 2007 and 2006 consisted of $3.6 million ($2.2 million after tax) and $3.8 million ($2.3 million after tax) for stock options and $1.4 million ($0.9 million after tax) and $1.3 million ($0.8 million after tax) for restricted stock awards.

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

The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life from the date of grant, 3.9 years in fiscal 2007, 4.3 years in fiscal 2006 and 3.3 years in fiscal 2005; stock price volatility, 28.3% in fiscal 2007, 28.4% in fiscal 2006 and 31.0% in fiscal 2005; risk free interest rates, 4.6% in fiscal 2007, 4.4% in fiscal 2006 and 3.3% in fiscal 2005; and no dividends during the expected term.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes option activity for the three fiscal years ended September 29, 2007:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at September 25, 2004	5,943	$5.85	2 years	$35,309
Granted	1,497	$13.04
Exercised	(2,370)	$3.61
Cancelled or expired	(150)	$9.20

Outstanding at September 24, 2005	4,920	$9.00	3 years	44,641
Granted	1,833	$15.23
Exercised	(1,635)	$7.40
Cancelled or expired	(225)	$12.43

Outstanding at September 30, 2006	4,893	$11.70	4 years	57,239
Granted	1,059	$13.85
Exercised	(896)	$8.08
Cancelled or expired	(332)	$11.44

Outstanding at September 29, 2007	4,724	$12.89	3 years	$60,910

Exercisable at September 24, 2005	963	$6.85	1 year	$6,587
Exercisable at September 30, 2006	819	$8.69	1 year	$7,121
Exercisable at September 29, 2007	978	$12.40	1 year	$12,123

The weighted average grant date fair value of options granted during the fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005 was $4.12, $4.55 and $2.97, respectively. The total intrinsic value of options exercised during the fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005 was $5.5 million, $12.7 million and $25.7 million, respectively.

The following table summarizes the changes in the Company’s nonvested options during the fiscal year ended September 30, 2007:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Non vested at September 30, 2006	4,074	$3.62
Granted	1,059	4.03
Vested	(1,130)	3.00
Cancelled	(259)	3.18

Non vested at September 29, 2007	3,744	3.96

As of September 29, 2007, there was $7.1 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted average vesting period of two years.

Restricted Stock Awards

As of September 29, 2007 and September 30, 2006, there were 648,000 and 732,000 shares, respectively, of restricted stock awards outstanding. The awards generally vest in 20% or 25% increments, after a two or three year waiting period, over a six or seven year period of employment after the grant date.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock award activity during the three fiscal years ended September 29, 2007 is summarized as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested at September 25, 2004	75	$10.41
Granted	349	$12.69
Vested	(3)	$14.53
Forfeited	—	—

Nonvested at September 24, 2005	421	$12.29
Granted	388	$15.94
Vested	(22)	$11.35
Forfeited	(56)	$12.33

Nonvested at September 30, 2006	731	$14.24
Granted	23	$15.60
Vested	(16)	$11.12
Forfeited	(90)	$10.78

Nonvested at September 29, 2007	648	$14.84

The weighted average grant-date fair value of restricted stock awards granted during the fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005 was $15.60, $15.94 and $12.69, respectively.

As of September 29, 2007, there was $6.6 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of two years.

11. Shareholders’ Equity

At September 29, 2007, there were 80,000,000 shares of common stock ($0.01 par value) authorized, of which 22,297,985 were outstanding, and 100,000,000 shares of non-voting Class A common stock ($0.01 par value) authorized, 47,860,603 of which were outstanding. The preferences and relative rights of the Class A common stock are identical to common stock in all respects except that the Class A common stock generally will have no voting rights unless otherwise required by Delaware law.

At September 29, 2007 and September 30, 2006, there were 3,000,000 shares of Class B stock ($0.01 par value) authorized, of which 1,652,262 were outstanding at September 29, 2007 and September 30, 2006. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and the holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B stock have certain conversion rights and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.

At September 29, 2007 and September 30, 2006, there were 1,000,000 shares of Series B preferred stock ($0.01 par value) authorized, of which 25 and 100 shares were outstanding at September 29, 2007 and September 30, 2006, respectively. The Series B preferred stock is entitled to receive dividends when and as declared by the Board of Directors, subject to the prior rights of holders of all classes of stock at the time

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding having prior rights as to dividends. The 25 shares of Series B preferred stock outstanding at September 29, 2007 are convertible into approximately 21,601 shares of the Company’s common stock and 43,202 shares of the Company’s Class A common stock at anytime. Each share of Series B preferred stock is entitled to a liquidation preference equal to the greater of (i) $30,000 per share plus all declared but unpaid dividends on the Series B preferred stock or (ii) such amount per share as would have been payable with respect to such shares of Series B preferred stock had each share of the then outstanding Series B preferred stock been converted to common stock immediately prior to such event whether or not the Series B preferred stock is then so convertible. Except as otherwise required by law, the holders of Series B preferred stock shall not be entitled to vote. The Series B preferred stock is redeemable at the option of the holder starting on February 26, 2005 for a period extending until February 26, 2009 at a price equal to $30,000 per share. As a result, the Series B preferred stock has been excluded from shareholders’ equity. The Series B preferred stock is not redeemable at the option of the Company.

Under the Company’s stock repurchase program, the Company is authorized to repurchase up to $100 million of its common stock, in part, to minimize the dilutive impact of the Company’s stock-based equity compensation programs over time. As of September 29, 2007, the Company had repurchased approximately 240,000 shares of its common stock for an aggregate price of approximately $10 million under this repurchase program.

In March 2006, the Company issued 1,975,000 shares of common stock at an offering price per share of $53.50. The offering raised approximately $105 million in net proceeds.

In November 2006, holders of 75 shares of the Company’s Series B convertible preferred stock converted their shares to 64,803 shares of the Company’s common stock. As of September 29, 2007, 25 shares of the Company’s Series B convertible preferred stock remain outstanding.

On January 3, 2007, the Company declared a stock dividend on the Company’s common stock and Class B stock to stockholders of record as of January 14, 2007. The stock dividend was in the form of two shares of the Company’s Class A common stock for each outstanding share of the Company’s common stock and Class B stock. Class A common stock certificates were distributed to stockholders on February 5, 2007.

12. Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

	Fiscal Year Ended September 29, 2007			Fiscal Year Ended September 30, 2006			Fiscal Year Ended September 24, 2005
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$32,304	70,824	$0.46	$65,534	67,833	$0.97	$53,787	62,439	$0.86
Effect of dilutive securities:
Options to purchase common stock		485	—		963	(0.02)		1,551	(0.02)
Restricted shares		676	(0.01)		—	—		330	(0.01)
Convertible preferred stock		65	—		258	—		258	—

Diluted EPS:
Net income available to common shareholders	$32,304	72,050	$0.45	$65,534	69,054	$0.95	$53,787	64,578	$0.83

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase 4,724,493 shares of common stock at prices ranging from $4.26 to $17.99 per share were outstanding at September 29, 2007. Of these shares, 1,798,454 were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive. Options to purchase 4,894,083 shares of common stock at prices ranging from $4.26 to $17.99 per share were outstanding at September 30, 2006. Of these shares, 262,752 were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive. Options to purchase 4,919,103 shares of common stock at prices ranging from $2.55 to $16.12 per share were outstanding at September 24, 2005. Of these shares, 107,190 were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive.

13. Quarterly Financial Data – Unaudited

	Fiscal 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Net sales	$317,398	$485,660	$466,778	$401,309
Gross profit	101,870	163,846	151,140	117,464
Net income (loss)	(2,966)	21,450	15,515	(1,695)

Net income (loss) per common equivalent share:
Basic	$(0.04)	$0.30	$0.22	$(0.02)
Diluted	$(0.04)	$0.30	$0.22	$(0.02)

Weighted average common equivalent shares outstanding:
Basic	71,241	71,422	70,910	71,131
Diluted	71,241	72,028	72,048	71,131

	Fiscal 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)
	(in thousands, except per share amounts)
Net sales	$292,731	$401,332	$506,694	$420,774
Gross profit	91,998	136,752	171,711	134,851
Net income	2,560	26,225	30,730	6,019

Net income per common equivalent share:
Basic	$0.04	$0.40	$0.44	$0.09
Diluted	$0.04	$0.39	$0.43	$0.08

Weighted average common equivalent shares outstanding:
Basic	64,005	65,082	70,131	70,746
Diluted	65,478	67,245	72,198	71,733

(1)	Fiscal 2006 contains 53 weeks, with the extra week included in the fourth quarter. The fourth quarter of fiscal 2006 includes an income tax benefit of $1.5 million to adjust prior year tax accruals.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Transactions with Related Parties

During fiscal 2007, 2006 and 2005, subsidiaries of the Company purchased approximately $1.5 million, $1.5 million and $1.7 million, respectively, of products from Bio Plus, Inc., a company that produces granular peanut hulls. As of September 29, 2007 and September 30, 2006, the Company owed Bio Plus, Inc. approximately $88,000 and $52,000, respectively, for such purchases. Such amounts were included in accounts payable as of that date. A director of the Company is a minority shareholder and a director of Bio Plus, Inc.

During fiscal 2007 and 2006, Tech Pac, a subsidiary of the Company, made purchases from Contract Packaging, Inc, (“CPI”), Tech Pac’s principal supplier and a minority 20% shareholder. Tech Pac’s total purchases from CPI were approximately $39 million and $37 million for the years ended September 29, 2007 and September 30, 2006, respectively. Amounts due to and from CPI as of September 29, 2007 and September 30, 2006 were not material.

15. Business Segment Data

An operating segment is defined as a portion of an enterprise engaged in business activities about which separate financial information is available and evaluated regularly by the chief operating decision-maker in determining how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is its Chief Executive Officer. Operating segments are managed separately because each segment represents a strategic business that offers different products or services. The Company’s Chief Executive Officer evaluates performance based on profit or loss from operations. The Company’s Corporate division is included in the following presentation since certain revenues and expenses of this division are not allocated separately to the two operating segments. Segment assets exclude cash equivalents, short-term investments, deferred taxes and goodwill.

Management has determined that the Company has two operating segments which are also reportable segments based on the level at which the Chief Executive Officer reviews the results of operations to make decisions regarding performance assessment and resource allocation. These operating segments are the Pet Products Group and the Garden Products Group. Substantially all of the Company’s assets and operations relate to is business in the United States.

The Pet Products Group segment consists of Four Paws Products, TFH Publications, Kaytee, Aquatics, Interpet, Pets International, Breeder’s Choice and Life Sciences. These businesses are engaged in the manufacturing, purchase, sale and delivery of internally and externally produced pet supplies, books and food principally to independent pet distributors, national and regional retailer chains, grocery stores, mass merchants and bookstores. The Garden Products segment consists of Pennington Seed, Matthews Four Seasons, Grant’s, AMBRANDS, Lilly Miller, the Pottery Group, Gulfstream and GKI/Bethlehem Lighting. Products manufactured, designed and sourced, or distributed are products found typically in the lawn and garden sections of mass merchandisers, warehouse-type clubs, home improvement centers and nurseries and include grass seed, bird feed, clay pottery, outdoor wooden planters and trellises, herbicides and insecticides. These products are sold directly to national and regional retail chains, independent garden distributors, grocery stores, nurseries and garden supply retailers.

The Corporate division includes expenses associated with corporate functions and projects, certain employee benefits, goodwill, interest income, interest expense and intersegment eliminations.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to the Company’s business segments for each of the three most recent fiscal years is presented in the table below.

	Fiscal Year Ended
	September 29, 2007	September 30, 2006	September 24, 2005
		(in thousands)
Net sales:
Pet Products	$893,193	$819,159	$639,153
Garden Products	777,952	802,372	741,491

Total	$1,671,145	$1,621,531	$1,380,644

Income from operations:
Pet Products	$94,329	$104,513	$83,712
Garden Products	45,616	57,473	47,079
Corporate	(40,528)	(25,184)	(30,662)

Total	99,417	136,802	100,129
Interest expense	(49,685)	(40,677)	(23,125)
Interest income	1,538	3,007	2,465
Other income	2,402	3,083	4,576
Income taxes	(19,999)	(35,791)	(30,258)
Minority interest	(1,369)	(890)	—

Net income	$32,304	$65,534	$53,787

Assets:
Pet Products	$478,714	$470,194	$273,481
Garden Products	456,484	424,639	330,884
Corporate, eliminations and all other	711,624	638,990	451,984

Total	$1,646,822	$1,533,823	$1,056,349

Depreciation and amortization:
Pet Products	$18,227	$16,312	$12,120
Garden Products	7,757	6,095	6,663
Corporate	4,733	1,550	817

Total	$30,717	$23,957	$19,600

Expenditures for long-lived assets:
Pet Products	$17,498	$16,433	$11,518
Garden Products	20,533	12,457	4,534
Corporate	22,007	18,699	2,624

Total	$60,038	$47,589	$18,676

Minority interest is associated with Garden Products.

16. Consolidating Condensed Financial Information of Guarantor Subsidiaries

Certain 100% wholly-owned subsidiaries of the Company (as listed below, collectively the “Guarantor Subsidiaries”) have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest on the Company’s $150,000,000 9-1/8% Senior Subordinated Notes (the “Notes”) issued

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on January 30, 2003. Certain subsidiaries and operating divisions are not guarantors of the Notes and have been included in the financial results of the Parent in the information below. These Non-Guarantor entities are not material to the Parent. Those subsidiaries that are guarantors of the Notes are as follows:

Farnam Companies, Inc. (including Thompson’s Veterinary Supplies, Inc.)

Four Paws Products Ltd.

Grant Laboratories, Inc.

Gulfstream Home & Garden, Inc.

Interpet USA, LLC

Kaytee Products, Incorporated

Matthews Redwood & Nursery Supply, Inc.

New England Pottery, LLC

Norcal Pottery Products, Inc.

Pennington Seed, Inc. (including Phaeton Corporation (dba Unicorn Labs), Pennington Seed, Inc. of Nebraska, Gro Tec, Inc., Seeds West, Inc., All-Glass Aquarium Co., Inc. (including Oceanic Systems, Inc. and Cedar Works, LLC.)

Pets International, Ltd.

T.F.H. Publications, Inc.

Wellmark International (including B2E Corporation and B2E Biotech LLC)

In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying consolidating condensed financial statements based on the Company’s understanding of the Securities and Exchange Commission’s interpretation and application of Rule 3-10 of the Securities and Exchange Commission’s Regulation S-X.

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Fiscal Year Ended September 29, 2007 (in thousands)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$499,083	$1,282,781	$(110,719)	$1,671,145
Cost of goods sold and occupancy	354,020	893,524	(110,719)	1,136,825

Gross profit	145,063	389,257	—	534,320
Selling, general and administrative expenses	131,814	303,089	—	434,903

Income from operations	13,249	86,168	—	99,417
Interest – net	(48,599)	452	—	(48,147)
Other income (expense)	(4,499)	6,901	—	2,402

Income (loss) before income taxes and minority interest	(39,849)	93,521	—	53,672
Income taxes	15,794	(35,793)	—	(19,999)
Minority interest	(1,369)	—	—	(1,369)

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(25,424)	57,728	—	32,304
Equity in undistributed income of guarantor subsidiaries	57,728	—	(57,728)	—

Net income (loss)	$32,304	$57,728	$(57,728)	$32,304

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Fiscal Year Ended September 30, 2006 (in thousands)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$495,431	$1,234,061	$(107,961)	$1,621,531
Cost of goods sold and occupancy	348,724	845,456	(107,961)	1,086,219

Gross profit	146,707	388,605	—	535,312
Selling, general and administrative expenses	132,311	266,199	—	398,510

Income from operations	14,396	122,406	—	136,802
Interest – net	(37,890)	220	—	(37,670)
Other income (expense)	(1,675)	4,758	—	3,083

Income (loss) before income taxes and minority interest	(25,169)	127,384	—	102,215
Income taxes	9,249	(45,040)	—	(35,791)
Minority interest	(890)	—	—	(890)

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(16,810)	82,344	—	65,534
Equity in undistributed income of guarantor subsidiaries	82,344	—	(82,344)	—

Net income (loss)	$65,534	$82,344	$(82,344)	$65,534

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Fiscal Year Ended September 24, 2005 (in thousands)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$449,562	$1,019,165	$(88,083)	$1,380,644
Cost of goods sold and occupancy	319,399	706,673	(88,083)	937,989

Gross profit	130,163	312,492	—	442,655
Selling, general and administrative expenses	119,954	222,572	—	342,526

Income from operations	10,209	89,920	—	100,129
Interest – net	(20,931)	271	—	(20,660)
Other income	2,086	2,490	—	4,576

Income (loss) before income taxes	(8,636)	92,681	—	84,045
Income taxes	3,109	(33,182)	(185)	(30,258)

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(5,527)	59,499	(185)	53,787
Equity in undistributed income of guarantor subsidiaries	59,314	—	(59,314)	—

Net income (loss)	$53,787	$59,499	$(59,499)	$53,787

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED BALANCE SHEET September 29, 2007 (in thousands)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$14,706	$6,349	$—	$21,055
Accounts receivable, net	57,646	207,276	(17,493)	247,429
Inventories	117,726	260,639	—	378,365
Prepaid expenses and other assets	17,904	20,755	—	38,659

Total current assets	207,982	495,019	(17,493)	685,508
Land, buildings, improvements and equipment, net	52,486	149,123	—	201,609
Goodwill	598,758	—	—	598,758
Investment in guarantors	583,611	—	(583,611)	—
Other assets	37,025	123,922	—	160,947

Total	$1,479,862	$768,064	$(601,104)	$1,646,822

LIABILITIES
Accounts payable	$59,047	$94,418	$(17,493)	$135,972
Accrued expenses and other liabilities	31,195	48,125	—	79,320

Total current liabilities	90,242	142,543	(17,493)	215,292
Long-term debt	606,741	430	—	607,171
Other long-term obligations	3,322	41,480	—	44,802
Convertible redeemable preferred stock	750	—	—	750
Minority interest	1,834	—	—	1,834
Total shareholders’ equity	776,973	583,611	(583,611)	776,973

Total	$1,479,862	$768,064	$(601,104)	$1,646,822

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended September 29, 2007 (in thousands)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$18,808	$77,455	$(57,728)	$38,535

Additions to property	(23,574)	(36,464)	—	(60,038)
Businesses acquired, net of cash acquired	(1,465)	(32,539)	—	(34,004)
Collection of note	3,340	—	—	3,340
Issuance of note	—	(2,025)	—	(2,025)
Restricted investments	267	—	—	267
Investment in guarantor	(37,785)	(19,943)	57,728	—

Net cash provided (used) by investing activities	(59,217)	(90,971)	57,728	(92,460)

Repayments on revolving line of credit	(967,000)	—	—	(967,000)
Borrowings on revolving line of credit	1,012,000	—	—	1,012,000
Repayments of long-term debt	(3,411)	447	—	(2,964)
Proceeds from issuance of common stock	4,393	—	—	4,393
Excess tax benefits from stock-based awards	1,977	—	—	1,977
Distribution to minority interest	(800)	—	—	(800)
Payment of financing costs	(1,131)	—	—	(1,131)

Net cash provided by financing activities	46,028	447	—	46,475

Effect of exchange rates on cash	—	99	—	99

Net increase (decrease) in cash and cash equivalents	5,619	(12,970)	—	(7,351)
Cash and cash equivalents at beginning of year	9,087	19,319	—	28,406

Cash and cash equivalents at end of year	$14,706	$6,349	$—	$21,055

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended September 30, 2006 (in thousands)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(86,263)	$263,773	$(82,344)	$95,166

Additions to property	(22,438)	(25,151)	—	(47,589)
Businesses acquired, net of cash acquired	(68,089)	(312,601)	—	(380,690)
Collection of note	16,058	—	—	16,058
Restricted investments	(15,500)	—	—	(15,500)
Investment in guarantor	(169,598)	87,254	82,344	—

Net cash provided (used) by investing activities	(259,567)	(250,498)	82,344	(427,721)

Repayments on revolving line of credit	(878,678)	—	—	(878,678)
Borrowings on revolving line of credit	982,530	—	—	982,530
Repayments of long-term debt	(473,376)	54	—	(473,322)
Proceeds from issuance of long-term debt	600,000	—	—	600,000
Proceeds from issuance of common stock	114,297	—	—	114,297
Excess tax benefits from stock-based awards	4,026	—	—	4,026
Repurchase of common stock	(10,014)	—	—	(10,014)
Payment of financing costs	(6,600)	—	—	(6,600)

Net cash provided by financing activities	332,185	54	—	332,239

Effect of exchange rates on cash	—	(70)	—	(70)

Net increase (decrease) in cash and cash equivalents	(13,645)	13,259	—	(386)
Cash and cash equivalents at beginning of year	22,732	6,060	—	28,792

Cash and cash equivalents at end of year	$9,087	$19,319	$—	$28,406

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended September 24, 2005 (in thousands)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$91,796	$25,362	$(59,499)	$57,659

Additions to property	(259)	(18,417)	—	(18,676)
Businesses acquired, net of cash acquired	(62,194)	—	—	(62,194)
Restricted investments	15,062	—	—	15,062
Investment in guarantor	(51,766)	(7,733)	59,499	—

Net cash provided (used) by investing activities	(99,157)	(26,150)	59,499	(65,808)

Repayments on revolving line of credit	(291,000)	—	—	(291,000)
Proceeds from issuance of long-term debt	75,000	—	—	75,000
Borrowings on revolving line of credit	236,000	—	—	236,000
Payments on long-term debt	(1,574)	20	—	(1,554)
Proceeds from issuance of common stock	7,926	—	—	7,926
Payment of financing costs	(533)	—	—	(533)
Treasury stock purchases	(754)	—	—	(754)

Net cash provided by financing activities	25,065	20	—	25,085

Effect of exchange rates on cash	—	(365)	—	(365)

Net increase (decrease) in cash and cash equivalents	17,704	(1,133)	—	16,571
Cash and cash equivalents at beginning of year	5,028	7,193	—	12,221

Cash and cash equivalents at end of year	$22,732	$6,060	$—	$28,792

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

(b) Changes in Internal Control Over Financial Reporting. Central’s management, with the participation of Central’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Central’s internal control over financial reporting occurred during the fourth quarter of fiscal 2007. Based on that evaluation, management concluded that there has been no change in Central’s internal control over financial reporting during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, Central’s internal control over financial reporting.

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

The remaining information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders under the captions “Election of Directors,” “Further Information Concerning the Board of Directors – Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance.” See also Item 1 – Business above.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders under the captions “Ownership of Management and Principal Stockholders” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders under the captions “Compensation Committee Interlocks and Insider Participation” and “Transactions with the Company.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm.”

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

Date: November 28, 2007

CENTRAL GARDEN & PET COMPANY

By	/S/ WILLIAM E. BROWN
William E. Brown
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/S/ WILLIAM E. BROWN William E. Brown	Chairman and Chief Executive Officer (Principal Executive Officer)	November 28, 2007

/S/ STUART W. BOOTH Stuart W. Booth	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 28, 2007

/S/ JOHN B. BALOUSEK John B. Balousek	Director	November 28, 2007

/S/ DAVID N. CHICHESTER David N. Chichester	Director	November 28, 2007

/S/ BROOKS M. PENNINGTON, III Brooks M. Pennington, III	Director	November 28, 2007

/S/ ALFRED A. PIERGALLINI Alfred A. Piergallini	Director	November 28, 2007

/S/ BRUCE A. WESTPHAL Bruce A. Westphal	Director	November 28, 2007

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

Exhibit Number	Exhibit
2.1	Stock Purchase Agreement dated as of January 19, 2006, among Central Garden & Pet Company, the Duff Family Revocable Trust and the Bassham Trust Regarding All of the Outstanding Stock of Farnam Companies, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed January 20, 2006).

2.2	Amendment dated February 28, 2006 to Stock Purchase Agreement dated as of January 19, 2006, among Central Garden & Pet Company, the Duff Family Revocable Trust and the Bassham Trust Regarding All of the Outstanding Stock of Farnam Companies, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 2, 2006).

3.1	Fourth Amended and Restated Certificate of Incorporation, including the Certificate of Designation – Series A Convertible Preferred Stock and Certificate of Designation – Series B Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended September 30, 2006).

3.2	Copy of Registrant’s Bylaws (Incorporated by reference from Exhibit 3.2 to Registration Statement No. 33-48070).

4.1	Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4.1 to Registration Statement No. 33-48070).

4.2	Specimen Class A Common Stock Certificate (Incorporated by reference from Exhibit 1 to the Company’s Form 8-A filed January 24, 2007).

4.3	Indenture dated as of January 30, 2003 between the Company, Wells Fargo and the Subsidiary Guarantors name therein (Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-4 No. 333-103835).

10.1*	Form of Indemnification Agreement between the Company and Executive Officers and Directors (Incorporated by reference from Exhibit 10.18 to Registration Statement No. 33-48070).

10.2	Credit Agreement dated as of February 28, 2006 among Central Garden & Pet Company, the Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, CIBC World Markets Corp., Suntrust Bank and Union Bank of California, N.A., as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Bookrunners and Joint Lead Arrangers (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2006).

10.2.1	Amendment No. 1 dated May 16, 2006 to the Credit Agreement, dated February 28, 2006, among Central Garden & Pet Company, the Subsidiary Guarantors and lenders thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 20, 2007).

10.2.2	Amendment No. 2 dated August 24, 2006 to the Credit Agreement, dated February 28, 2006, among Central Garden & Pet Company, the Subsidiary Guarantors and lenders thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 20, 2007).

10.2.3	Amendment No. 3 dated December 8, 2006 to the Credit Agreement, dated February 28, 2006, among Central Garden & Pet Company, the Subsidiary Guarantors and lenders thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 20, 2007).

10.2.4	Amendment No. 4 dated March 15, 2007 to the Credit Agreement, dated February 28, 2006, among Central Garden & Pet Company, the Subsidiary Guarantors and lenders thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 20, 2007).

Exhibit Number	Exhibit
10.2.5	Amendment No. 5 dated August 27, 2007 to the Credit Agreement, dated February 28, 2006, among Central Garden & Pet Company, the Subsidiary Guarantors and lenders thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 30, 2007).

10.3*	1993 Omnibus Equity Incentive Plan, as amended (Incorporated by reference from Exhibits 4.1 to the Company’s Registration Statements Nos. 33-7236, 33-89216, 333-1238 and 333-41931).

10.4*	2003 Omnibus Equity Incentive Plan (Incorporated by reference from Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended March 29, 2003).

10.4.1*	Form of Nonstatutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan. (Incorporated by reference from Exhibit 10.5.1 to the Company’s Form 10-K for the fiscal year ended September 25, 2004).

10.4.2*	Form of Restricted Stock Agreement for 2003 Omnibus Equity Incentive Plan. (Incorporated by reference from Exhibit 10.5.2 to the Company’s Form 10-K for the fiscal year ended September 25, 2004).

10.5*	Nonemployee Director Equity Incentive Plan, as amended June 8, 2001 (Incorporated by reference from Exhibit 10.12 to the Company’s Form 10-K/A for the fiscal year ended September 29, 2001).

10.5.1*	Form of Nonstatutory Stock Option Agreement for Nonemployee Director Equity Incentive Plan (Incorporated by reference from Exhibit 10.6.1 to the Company’s Form 10-Q for the quarter ended December 25, 2004).

10.5.2*	Form of Restricted Stock Agreement for Nonemployee Director Equity Incentive Plan (Incorporated by reference from Exhibit 10.6.2 to the Company’s Form 10-Q for the quarter ended December 25, 2004).

10.6*	Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III (Incorporated by reference from Exhibit 10.20 to the Company’s Form 10-K/A for the fiscal year ended September 26, 1998).

10.7*	Modification and Extension of Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III, dated as of May 6, 2003 (Incorporated by reference from Exhibit 10.7.1 to the Company’s Form 10-Q for the quarter ended June 28, 2003).

10.7.1*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of April 10, 2006, between Central Garden & Pet Company and Brooks M. Pennington III (Incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed April 10, 2006).

10.8*	Employment Agreement dated as of July 9, 2004 between the Company and James V. Heim. (Incorporated by reference from Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended September 25, 2004).

10.9*	Form of Agreement to Protect Confidential Information, Intellectual Property and Business Relationships (Incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed October 14, 2005).

10.10*	Form of Post-Termination Consulting Agreement (Incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K filed October 14, 2005).

10.11*	Employment Agreement between Central Garden & Pet Company and Bradley P. Johnson, dated September 30, 2005 (Incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed October 17, 2005).

10.12*	Deferred Compensation Plan of the Company dated as of December 14, 2005 (Incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed December 20, 2005).

Exhibit Number	Exhibit
10.13*	Separation Agreement and General Release of All Claims between Bradley Johnson and Central Garden & Pet Company, dated October 26, 2007 and October 29, 2007 (incorporated by reference from Exhibit 99.1 to the Company’s current report on Form 8-K filed November 1, 2007).

10.14*	Separation Agreement between Glenn Novotny and Central Garden & Pet Company, dated October 30, 2007 (incorporated by reference from Exhibit 99.2 to the Company’s current report on Form 8-K filed November 1, 2007).

12	Statement re Computation of Ratios of Earnings to Fixed Charges.

14	Code of Ethics Form 10-K (Incorporated by reference from Exhibit 14 to the Company’s Form 10-K for the fiscal year ended September 24, 2005).

21	List of Subsidiaries.

23	Consent Of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.