Form 10-Q
period 2007-12-29
CENTRAL GARDEN & PET CO
filed 2008-02-07
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2007

or

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

Large accelerated filer  ☒                 Accelerated filer  ☐                 Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of January 31, 2008	22,282,321
Class A Common Stock Outstanding as of January 31, 2008	47,856,778
Class B Stock Outstanding as of January 31, 2008	1,652,262

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in our Form 10-K for the fiscal year ended September 29, 2007, including the factors described in the section entitled “Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	seasonality and fluctuations in our operating results and cash flow;

•	fluctuations in market prices for seeds and grains;

•	supply shortages in small animals and pet birds;

•	adverse weather conditions;

•	inability to comply with the terms of our indebtedness;

•	limitations in our debt capacity as a result of deterioration in operating results coupled with our current outstanding indebtedness and seasonal borrowing needs;

•	dependence on a few customers for a significant portion of each of our businesses;

•	consolidation trends in the retail industry;

•	uncertainty of our product innovations and marketing programs;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	dependence upon our key executive officers;

•	rising energy prices, fuel and related petrochemical costs;

•	implementation of a new enterprise resource planning information technology system over the next several years;

•	potential environmental liabilities;

•	risk associated with international sourcing;

•	litigation and product liability claims; and

•	the voting power associated with our Class B stock.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 29, 2007	December 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$21,055	$8,326
Accounts receivable (less allowance for doubtful accounts of $13,803 and $15,344)	247,429	182,917
Inventories	378,365	435,489
Prepaid expenses and other	38,659	40,505

Total current assets	685,508	667,237
Land, buildings, improvements and equipment—net	201,609	199,249
Goodwill	598,758	204,562
Other intangible assets—net	100,314	96,072
Deferred income taxes and other assets	60,633	139,437

Total	$1,646,822	$1,306,557

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135,972	$136,934
Accrued expenses	75,968	73,297
Current portion of long-term debt	3,352	3,355

Total current liabilities	215,292	213,586
Long-term debt	607,171	598,303
Other long-term obligations	44,802	5,141
Convertible redeemable preferred stock	750	750
Minority interest	1,834	1,826
Shareholders’ equity:
Common stock, $.01 par value: 22,297,985 and 22,282,321 shares outstanding at September 29, 2007 and December 29, 2007	221	221
Class A common stock, $.01 par value: 47,860,603 and 47,853,278 shares outstanding at September 29, 2007 and December 29, 2007	478	478
Class B stock, $.01 par value: 1,652,262 shares outstanding	16	16
Additional paid-in capital	553,728	554,649
Retained earnings (accumulated deficit)	217,335	(72,654)
Accumulated other comprehensive income	5,195	4,241

Total shareholders’ equity	776,973	486,951

Total	$1,646,822	$1,306,557

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	December 30, 2006	December 29, 2007
Net sales	$317,398	$313,785
Cost of goods sold and occupancy	215,528	219,463

Gross profit	101,870	94,322
Selling, general and administrative expenses	95,945	84,936
Impairment of goodwill and intangible assets	—	400,000

Income (loss) from operations	5,925	(390,614)
Interest expense	(11,405)	(11,505)
Interest income	676	288
Other income	89	483

Loss before income tax benefit and minority interest	(4,715)	(401,348)
Income tax benefit	(1,849)	(111,814)
Minority interest	100	(8)

Net loss	$(2,966)	$(289,526)

Net loss per share:
Basic	$(0.04)	$(4.07)

Diluted	$(0.04)	$(4.07)

Weighted average shares used in the computation of net loss per share:
Basic	71,241	71,178
Diluted	71,241	71,178

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 30, 2006	December 29, 2007
Cash flows from operating activities:
Net loss	$(2,966)	$(289,526)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,847	7,990
Stock-based compensation	1,014	922
Excess tax benefits from stock-based awards	(856)	(24)
Minority interest	100	(8)
Deferred income taxes	(389)	108
Gain on sales of property	—	(7,765)
Loss on sale of a business	—	1,590
Loss (gain) on sale of equipment	(29)	45
Impairment of goodwill and intangible assets	—	400,000
Change in assets and liabilities (excluding businesses acquired):
Receivables	63,174	64,763
Inventories	(73,935)	(55,745)
Prepaid expenses and other assets	(10,704)	(75,560)
Accounts payable	20,701	392
Accrued expenses	(6,187)	(5,184)
Other long-term obligations	(159)	(41,646)

Net cash provided by (used in) operating activities	(3,389)	352

Cash flows from investing activities:
Additions to property	(11,311)	(8,225)
Proceeds from property sales, net of expenses	—	9,940
Businesses acquired, net of cash acquired	(9,360)	(4,998)
Collection of note	3,340	—
Restricted investments	254	232

Net cash used in investing activities	(17,077)	(3,051)

Cash flows from financing activities:
Borrowings on revolving line of credit	124,000	117,000
Repayments of revolving line of credit	(109,000)	(127,000)
Repayments of long-term debt	(1,509)	(91)
Proceeds from issuance of common stock	2,302	—
Excess tax benefits from stock-based awards	856	24

Net cash provided by (used in) financing activities	16,649	(10,067)

Effect of exchange rate changes on cash and cash equivalents	58	37

Net decrease in cash and cash equivalents	(3,759)	(12,729)
Cash and equivalents at beginning of period	28,406	21,055

Cash and equivalents at end of period	$24,647	$8,326

Supplemental information:
Cash paid for interest	$8,712	$8,462

Cash paid for income taxes—net of refunds	$158	$(123)

Liabilities assumed in connection with acquisitions	$3	$1,396

Conversion of preferred stock to common stock	$2,250	$—

Note receivable from sale of property	$—	$3,850

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended December 29, 2007

(unaudited)

1.	Basis of Presentation

The condensed consolidated balance sheet of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of December 29, 2007, the condensed consolidated statements of operations for the three months ended December 30, 2006 and December 29, 2007 and the condensed consolidated statements of cash flows for the three months ended December 30, 2006 and December 29, 2007 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments, except as discussed in note 2) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

For the Company’s foreign business in the UK, the local currency is the functional currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the period. For the three month period ended December 29, 2007, there was a comprehensive loss of $290.5 million, which includes a net loss of $289.5 million and foreign currency translation adjustments of $1.0 million that are excluded from net earnings but reported in accumulated other comprehensive income, a separate component of shareholders’ equity. Deferred taxes are not provided on translation gains and losses, because the Company expects earnings of its foreign subsidiary to be permanently reinvested. Transaction gains and losses are included in results of operations.

Due to the seasonal nature of the Company’s garden business, the results of operations for the three month periods ended December 29, 2007 and December 30, 2006 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2007 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission.

Minority Interest

Minority interest in the Company’s condensed consolidated financial statements represents the 20% interest not owned by Central in a consolidated subsidiary. Since the Company controls this subsidiary, its financial statements are fully consolidated with those of the Company, and the minority owner’s 20% share of the subsidiary’s net assets and results of operations is deducted and reported as minority interest.

Recently Adopted Accounting Pronouncements — Effective September 30, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized a $0.5 million increase to its reserve for uncertain tax positions and a cumulative effect adjustment to decrease retained earnings. At the adoption date, the Company had $1.6 million of unrecognized tax benefits, $0.8 million of which would affect the effective tax rate if recognized. The Company does not anticipate that there will be any significant changes to these unrecognized tax benefits within the next twelve months.

Interest and penalties related to uncertain tax positions are recognized in income tax expense. As of the adoption date, the Company had approximately $0.4 million of accrued interest and penalties related to uncertain tax positions.

The Company’s major taxing jurisdictions are the United States and various states. Tax years 2004 through 2007 for the Internal Revenue Service and 2002 through 2007 for various states remain open to examination. The Company does not believe that the outcome of any examination will have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements — In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R) “Business Combinations,” which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. This accounting pronouncement is effective for the Company in its fiscal year beginning September 27, 2009. The Company is currently evaluating the impact of SFAS No. 141(R) on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51.” This standard prescribes the accounting by a parent company for minority interests held by other parties in a subsidiary of the parent company. SFAS No. 160 is effective for the Company in its fiscal year beginning September 27, 2009. The Company is currently evaluating the impact of SFAS No. 160 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information to assist financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display on the face of the balance sheet the fair value of assets and liabilities chosen by the company for fair value accounting. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company in its fiscal year beginning September 28, 2008. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

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

2.	Goodwill

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and tests goodwill for impairment annually, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This assessment involves the use of significant accounting judgments and estimates as to future operating results and discount rates. Changes in estimates or use of different assumptions could produce significantly different results. An impairment loss is generally recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company uses discounted cash flow analysis to estimate the fair value of its reporting units. Current accounting convention also requires a comparison of current market capitalization to book value.

Based on the Company’s most recent annual impairment test as of July 1, 2007, the Company determined that there was no goodwill impairment. However, due to the continuing depressed stock price, as of December 29, 2007, shareholders’ equity (book value) was approximately $775 million and the market capitalization was approximately $390 million. As a result, the Company concluded there was an indicator of possible goodwill impairment.

Accordingly, the Company updated its analysis and evaluation of goodwill for possible impairment as of December 29, 2007, which included a comparison of market capitalization to the combined fair values of the Company’s four reporting units. Based on the Company’s updated analysis and sustained decline in market capitalization, the Company determined that it was required to take a non-cash charge of $400 million, $288.7 million net of taxes or $4.06 per share, this quarter to recognize the impairment of goodwill and other intangible assets, including $202 million relating to the Garden Segment and $198 million relating to the Pet Segment.

3.	Long-Term Debt

As of December 29, 2007, the Company had $650 million in senior secured credit facilities consisting of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from 0% to 0.375%, or LIBOR plus a margin, which fluctuates from 0.75% to 1.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. Interest on the term loan is based on a rate equal to LIBOR plus a margin, which fluctuates from 1.50% to 1.75% or the prime rate plus a margin, which fluctuates from 0.50% to 0.75%, at the Company’s option. The August 2007 amendment provides that the margin on loans increases when its leverage ratio exceeds 4.5 to 1.0. The term loan is payable in quarterly installments of $750,000 with the balance payable in September 2012. These facilities are secured by substantially all of the Company’s assets and contain certain financial covenants which require the Company to maintain minimum levels of interest coverage and maximum levels of total debt to EBITDA and that restrict the Company’s ability to repurchase stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the facilities.

The Company was in compliance with all financial covenants as of December 29, 2007. There was $154.0 million outstanding at December 29, 2007 under the $350 million revolving credit facility plus $16.0 million outstanding under certain letters of credit. The remaining potential available borrowing capacity was up to $180.0 million. The Company’s borrowing capacity is also subject to compliance with the financial covenants in its credit agreement.

4.	Stock-Based Compensation

The Company has various non-qualified stock-based compensation programs, which provide for stock option grants and restricted stock awards. The grant date fair values of stock options and restricted stock awards are amortized over the vesting period. Stock options may be granted to officers, key employees and directors. Stock options are generally granted with a 30 month cliff vesting and 42 month expiration, but are also granted with graded vesting increments of 20% or 25% per year and expiring up to eight years from the date of grant. Beginning in fiscal 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” and elected to adopt the modified prospective transition method. Under this transition method, compensation cost associated with stock options recognized thereafter includes: (1) amortization related to the remaining unvested portion of all share-based payments granted prior to, but not vested as of September 24, 2005, based on the grant date fair value estimated in accordance with the original pro forma footnote disclosure provisions of SFAS No. 123 and (2) amortization related to all share-based payments granted subsequent to September 24, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock compensation expense is recognized over the requisite service period using the straight-line attribution method.

The Company recognized share-based compensation expense of $0.9 million and $1.0 million for the three month periods ended December 29, 2007 and December 30, 2006, respectively, as a component of selling, general and administrative expenses.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected stock price volatilities are estimated based on the Company’s implied historical volatility. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free rates are based on U.S. Treasury yields, for notes with comparable terms as the option grants, in effect at the time of the grant. For purposes of this valuation model, no dividends have been assumed. Assumptions for the three month periods ended December 29, 2007 and December 30, 2006 used in the Black-Scholes model are presented below:

	December 30, 2006	December 29, 2007
Stock plans:
Average expected life in years	5 years	4 years
Expected volatility	28%	31%
Risk-free interest rate	4.6%	3.2%

The following table summarizes option activity for the three months ended December 29, 2007:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 29, 2007	4,724	$12.89	3 years	$60,910
Granted	78	$5.39
Exercised	(24)	$4.86
Cancelled or expired	(192)	$14.16

Outstanding at December 29, 2007	4,586	$12.75	3 years	$58,491

Exercisable at December 29, 2007	960	$12.67	1 year	$12,164

The weighted average per share fair value of options granted during the three months ended December 29, 2007 and December 30, 2006 was $1.59 and $5.43, respectively. The total intrinsic value of options exercised during the three months ended December 29, 2007 and December 30, 2006 was $0.1 million and $2.2 million, respectively.

As of December 29, 2007, there was $6.4 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average vesting period of three years.

Restricted Stock Awards: As of December 29, 2007, there were 0.6 million shares of restricted stock awards outstanding. The awards generally vest in 20% or 25% annual increments beginning two or three years from the date of grant.

Restricted stock award activity during the three months ended December 29, 2007 is summarized in the following table.

Number of Shares (in thousands)
Nonvested at September 29, 2007	648
Granted	30
Vested	(27)
Forfeited	(60)

Nonvested at December 29, 2007	591

The weighted average per share grant-date fair value of restricted stock awards granted during the first three months of fiscal 2008 and fiscal 2007 was $5.39 and $16.33, respectively.

As of December 29, 2007, there was $5.9 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average period of two years.

5.	Earnings per Share

The potential effects of stock awards and the assumed conversion of the Company’s convertible preferred stock were excluded from the diluted earnings per share calculation for the three month periods ended December 29, 2007 and December 30, 2006 because their inclusion in a net loss period would be anti-dilutive to the earnings per share calculation.

6.	Selling, General and Administrative Expenses

The following transactions are included in selling, general and administrative expenses in the first quarter of fiscal 2008.

In October 2007, the Company sold a facility for approximately $7.9 million in cash. In connection with the sale, the Company is leasing back the property from the purchaser for a period of approximately two years. The Company is accounting for the leaseback as an operating lease. The Company recognized a gain of approximately $3.1 million in the Pet Products segment in the quarter ended December 29, 2007 and deferred approximately $1.5 million to be recognized ratably over the term of the lease.

In December 2007, the Company sold a facility for approximately $5.1 million. Proceeds were comprised of cash of $1.3 million and a $3.8 million recourse note payable to the Company. The note is due in full in January 2009. The Company is leasing back the property from the purchaser for a period of approximately eight months and is accounting for the leaseback as an operating lease. The Company recognized a gain of approximately $4.6 million from this sale in the Garden Products segment in the quarter ended December 29, 2007.

In December 2007, the Company received approximately $5.0 million in cash related to the settlement of a legal matter that is included in Corporate.

In December 2007, the Company sold the net assets of its live bird business for approximately $1.2 million in cash and recognized a loss of approximately $1.6 million in the Pet Products segment.

The combined effect of these transactions for the quarter is as follows:

For the Quarter Ended December 29, 2007 (in millions)
Gain on sales of property	$7.7
Legal settlement	5.0
Loss on sale of business	(1.6)

Total	$11.1

The transactions noted above, in total, increased the Company’s earnings, after tax, by approximately $0.10 per share for the quarter.

7.	Segment Information

Management has determined that the Company has two operating segments which are also reportable segments based on the level at which the Chief Executive Officer reviews the results of operations to make decisions regarding performance assessment and resource allocation. These operating segments are Pet Products and Garden Products.

	Three Months Ended
	December 30, 2006	December 29, 2007
Net sales:
Pet Products	$202,288	$201,623
Garden Products	115,110	112,162

Total net sales	$317,398	$313,785

Income (loss) from operations:
Pet Products	$17,807	$(180,766)
Garden Products	(2,133)	(206,058)
Corporate	(9,749)	(3,790)

Total income (loss) from operations	5,925	(390,614)

Interest expense – net	(10,729)	(11,217)
Other income	89	483
Income tax benefit	(1,849)	(111,814)
Minority interest	100	(8)

Net loss	$(2,966)	$(289,526)

Depreciation and amortization:
Pet Products	$4,595	$4,369
Garden Products	1,444	2,170
Corporate	808	1,451

Total depreciation and amortization	$6,847	$7,990

	September 29, 2007	December 29, 2007
Assets:
Pet Products	$478,714	$470,258
Garden Products	456,484	459,068
Corporate	711,624	377,231

Total assets	$1,646,822	$1,306,557

Goodwill (included in corporate assets above):
Pet Products	$403,715	$204,562
Garden Products	195,043	—

Total goodwill	$598,758	$204,562

Minority interest is associated with the Garden Products segment.

8.	Consolidating Condensed Financial Information of Guarantor Subsidiaries

Certain 100% wholly-owned subsidiaries of the Company (as listed below, collectively the “Guarantor Subsidiaries”) have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest on the Company’s $150,000,000 9-1/8% Senior Subordinated Notes (the “Notes”) issued on January 30, 2003. Certain subsidiaries and operating divisions are not guarantors of the Notes and have been included in the financial results of the Parent in the information below. These Non-Guarantor entities are not material to the Parent. Those subsidiaries that are guarantors and co-obligors of the Notes are as follows:

Farnam Companies, Inc. (including Thompson’s Veterinary Supplies, Inc.)

Four Paws Products Ltd.

Grant Laboratories, Inc.

Gulfstream Home & Garden, Inc.

Interpet USA, LLC

Kaytee Products, Inc.

Matthews Redwood & Nursery Supply, Inc.

New England Pottery, LLC

Norcal Pottery Products, Inc.

Pennington Seed, Inc. (including Phaeton Corporation (dba Unicorn Labs), Pennington Seed, Inc. of Nebraska, Gro Tec, Inc., Seeds West, Inc., All-Glass Aquarium Co., Inc. (including Oceanic Systems, Inc. and Cedar Works, LLC.))

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended December 29, 2007 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$95,586	$243,689	$(25,490)	$313,785
Cost of products sold and occupancy	69,569	175,384	(25,490)	219,463

Gross profit	26,017	68,305	—	94,322
Selling, general and administrative expenses	26,269	58,667	—	84,936
Impairment of goodwill and intangible assets	400,000	—	—	400,000

Income (loss) from operations	(400,252)	9,638	—	(390,614)
Interest – net	(11,348)	131	—	(11,217)
Other income	37	446	—	483

Income (loss) before income taxes and minority interest	(411,563)	10,215	—	(401,348)
Income taxes (benefit)	(117,024)	5,210	—	(111,814)
Minority interest	(8)	—	—	(8)

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(294,531)	5,005	—	(289,526)
Equity in undistributed income of guarantor subsidiaries	5,005	—	(5,005)	—

Net income (loss)	$(289,526)	$5,005	$(5,005)	$(289,526)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended December 30, 2006 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$101,080	$242,595	$(26,277)	$317,398
Cost of products sold and occupancy	70,886	170,919	(26,277)	215,528

Gross profit	30,194	71,676	—	101,870
Selling, general and administrative expenses	27,920	68,025	—	95,945

Income from operations	2,274	3,651	—	5,925
Interest – net	(10,858)	129	—	(10,729)
Other income (loss)	(1,091)	1,180	—	89

Income (loss) before income taxes and minority interest	(9,675)	4,960	—	(4,715)
Income taxes (benefit)	(3,867)	2,018	—	(1,849)
Minority interest	100	—	—	100

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(5,908)	2,942	—	(2,966)
Equity in undistributed income of guarantor subsidiaries	2,942	—	(2,942)	—

Net income (loss)	$(2,966)	$2,942	$(2,942)	$(2,966)

	CONSOLIDATING CONDENSED BALANCE SHEET December 29, 2007 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$4,354	$3,972	$—	$8,326
Accounts receivable, net	51,731	146,490	(15,304)	182,917
Inventories	138,609	296,880	—	435,489
Prepaid expenses and other assets	18,479	22,026	—	40,505

Total current assets	213,173	469,368	(15,304)	667,237
Land, buildings, improvements and equipment, net	55,179	144,070	—	199,249
Goodwill	204,562	—	—	204,562
Investment in guarantors	559,897	—	(559,897)	—
Deferred income taxes and other assets	148,876	127,432	(40,799)	235,509

Total	$1,181,687	$740,870	$(616,000)	$1,306,557

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$58,555	$93,683	$(15,304)	$136,934
Accrued expenses and other current liabilities	31,916	44,736	—	76,652

Total current liabilities	90,471	138,419	(15,304)	213,586
Long-term debt	597,925	378	—	598,303
Other long-term obligations	3,764	42,176	(40,799)	5,141
Convertible redeemable preferred stock	750	—	—	750
Minority interest	1,826	—	—	1,826
Shareholders’ equity	486,951	559,897	(559,897)	486,951

Total	$1,181,687	$740,870	$(616,000)	$1,306,557

	CONSOLIDATING CONDENSED BALANCE SHEET September 29, 2007 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$14,706	$6,349	$—	$21,055
Accounts receivable, net	57,646	207,276	(17,493)	247,429
Inventories	117,726	260,639	—	378,365
Prepaid expenses and other assets	17,904	20,755	—	38,659

Total current assets	207,982	495,019	(17,493)	685,508
Land, buildings, improvements and equipment, net	52,486	149,123	—	201,609
Goodwill	598,758	—	—	598,758
Investment in guarantors	583,611	—	(583,611)	—
Deferred income taxes and other assets	37,025	123,922	—	160,947

Total	$1,479,862	$768,064	$(601,104)	$1,646,822

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$59,047	$94,418	$(17,493)	$135,972
Accrued expenses and other current liabilities	31,195	48,125	—	79,320

Total current liabilities	90,242	142,543	(17,493)	215,292
Long-term debt	606,741	430	—	607,171
Other long-term obligations	3,322	41,480	—	44,802
Convertible redeemable preferred stock	750	—	—	750
Minority interest	1,834	—	—	1,834
Shareholders’ equity	776,973	583,611	(583,611)	776,973

Total	$1,479,862	$768,064	$(601,104)	$1,646,822

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Three Months Ended December 29, 2007 ( in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	(19,387)	$24,744	$(5,005)	$352

Additions to property	(3,691)	(4,534)	—	(8,225)
Proceeds from property sales, net of expenses	—	9,940	—	9,940
Businesses acquired, net of cash	—	(4,998)	—	(4,998)
Restricted investments	232	—	—	232
Investment in guarantor subsidiaries	22,511	(27,516)	5,005	—

Net cash provided (used) by investing activities	19,052	(27,109)	5,005	(3,051)

Repayments on revolving line of credit	(127,000)	—	—	(127,000)
Borrowings on revolving line of credit	117,000	—	—	117,000
Repayments of long-term debt	(41)	(50)	—	(91)
Excess tax benefits from stock-based awards	24	—	—	24

Net cash used by financing activities	(10,017)	(50)	—	(10,067)

Effect of exchange rate changes on cash	—	37	—	37

Net decrease in cash and cash equivalents	(10,352)	(2,377)	—	(12,729)
Cash and cash equivalents at beginning of period	14,706	6,349	—	21,055

Cash and cash equivalents at end of period	4,354	$3,972	$—	$8,326

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Three Months Ended December 30, 2006 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(27,712)	$27,265	$(2,942)	$(3,389)

Additions to property	(4,102)	(7,209)	—	(11,311)
Businesses acquired, net of cash	—	(9,360)	—	(9,360)
Collection of note related to litigation settlement	3,340	—	—	3,340
Restricted investments	254	—	—	254
Investment in guarantor subsidiaries	12,828	(15,770)	2,942	—

Net cash provided (used) by investing activities	12,320	(32,339)	2,942	(17,077)

Repayments on revolving line of credit	(109,000)	—	—	(109,000)
Borrowings on revolving line of credit	124,000	—	—	124,000
Repayments of long-term debt	(1,500)	(9)	—	(1,509)
Proceeds from issuance of common stock	2,302	—	—	2,302
Excess tax benefits from stock-based awards	856	—	—	856

Net cash provided by financing activities	16,658	(9)	—	16,649

Effect of exchange rate changes on cash	—	58	—	58

Net increase (decrease) in cash and equivalents	1,266	(5,025)	—	(3,759)
Cash and equivalents at beginning of period	9,087	19,319	—	28,406

Cash and equivalents at end of period	$10,353	$14,294	—	$24,647

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, ultra-premium dog and cat food, leashes, collars, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under a number of brand names including Adams, All-Glass Aquarium, Altosid, Aqueon, BioSpot, Breeder’s Choice, Coralife, Farnam, Four Paws, Interpet, Kaytee, Kent Marine, Nylabone, Pet Select, Pre Strike, Oceanic, Super Pet, TFH, Zilla, and Zodiac.

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

Recent Developments

Goodwill

We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and test goodwill for impairment annually, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This assessment involves the use of significant accounting judgments and estimates as to future operating results and discount rates. Changes in estimates or use of different assumptions could produce significantly different results. An impairment loss is generally recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. We use discounted cash flow analysis to estimate the fair value of our reporting units. Current accounting convention also requires a comparison of current market capitalization to book value.

Based on our most recent annual impairment test as of July 1, 2007, we determined that there was no goodwill impairment. However, due to the continuing depressed stock price, as of December 29, 2007, shareholders’ equity (book value) was approximately $775 million and the market capitalization was approximately $390 million. As a result, we concluded there was an indicator of possible goodwill impairment.

Accordingly, we have updated our analysis and evaluation of goodwill for possible impairment as of December 29, 2007, which included a comparison of market capitalization to the combined fair values of our four reporting units. Based on our updated analysis and sustained decline in market capitalization, we determined that we were required to take a non-cash charge of $400 million, $288.7 million net of taxes or $4.06 per share, this quarter to recognize the impairment of goodwill and other intangible assets, including $202 million relating to our Garden Products segment and $198 million relating to our Pet Products segment. Notwithstanding the goodwill impairment charge, we believe the non-cash charge is not reflective of recent results or our long-range forecast, which continues to project growth and margin improvement, and consequently, does not by itself indicate impairment. However, according to current accounting convention, we are required to place greater emphasis on current stock trading values than on our forecasts in performing our impairment assessment

Gain on Sale of Properties and Legal Settlement Proceeds

The following transactions are included in selling, general and administrative expenses in the first quarter of fiscal 2008.

In October 2007, we sold a facility for approximately $7.9 million in cash. In connection with the sale, we are leasing back the property from the purchaser for a period of approximately two years. We are accounting for the leaseback as an operating lease. We recognized a gain of approximately $3.1 million in the Pet Products segment in the quarter ended December 29, 2007 and deferred approximately $1.5 million to be recognized ratably over the term of the lease.

In December 2007, we sold a facility for approximately $5.1 million. Proceeds were comprised of cash of $1.3 million and a $3.8 million recourse note payable to the Company. The note is due in full in January 2009. We are leasing back the property from the purchaser for a period of approximately eight months and are accounting for the leaseback as an operating lease. We recognized a gain of approximately $4.6 million from this sale in the Garden Products segment in the quarter ended December 29, 2007.

In December 2007, we received approximately $5.0 million in cash related to the settlement of a legal matter that is included in Corporate.

In December 2007, we sold the net assets of our live bird business for approximately $1.2 million in cash and recognized a loss of approximately $1.6 million in the Pet Products segment.

The combined pre-tax effect of these transactions for the quarter is as follows:

For the Quarter Ended December 29, 2007 (in millions)
Gain on sale of property	$7.7
Legal settlement	5.0
Loss on sale of business	(1.6)

Total	$11.1

The transactions noted above, in total, increased our earnings, after tax, by approximately $0.10 per share for the quarter.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R) “Business Combinations,” which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. This accounting pronouncement is effective for us in our fiscal year beginning September 27, 2009. We are currently evaluating the impact of SFAS No. 141(R) on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51.” This standard prescribes the accounting by a parent company for minority interests held by other parties in a subsidiary of the parent company. SFAS No. 160 is effective for us in our fiscal year beginning September 27, 2009. We are currently evaluating the impact of SFAS No. 160 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information to assist financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display on the face of the balance sheet the fair value of assets and liabilities chosen by the company for fair value accounting. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us in our fiscal year beginning September 28, 2008. We are currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also establishes a framework for measuring fair value and provides for expanded disclosures about fair value measurements. SFAS No. 157 is effective for our fiscal year beginning September 28, 2008. We are currently evaluating the impact of SFAS No. 157 on our consolidated financial statements.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those accounting policies, except for our estimates regarding the fair value of goodwill and other intangible assets pursuant to SFAS No. 142, discussed in note 2 to the financial statements, since our Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”) as of September 30, 2007. As a result of the implementation of FIN 48, we recognized a $0.5 million increase to our reserve for uncertain tax positions and a cumulative effect adjustment to decrease retained earnings as of the date of adoption.

Results of Operations

Three Months Ended December 29, 2007

Compared with Three Months Ended December 30, 2006

Net Sales

Net sales for the three months ended December 29, 2007 decreased $3.6 million, or 1.1%, to $313.8 million from $317.4 million for the three months ended December 30, 2006. Pet Products’ net sales decreased $0.7 million, or 0.4%, to $201.6 million for the three months ended December 29, 2007 from $202.3 million in the comparable fiscal 2007 period. Garden Products’ net sales decreased $2.9 million, or 2.5%, to $112.2 million for the three months ended December 29, 2007 from $115.1 million in the comparable fiscal 2007 period. Our branded product sales increased $1.4 million and sales of other manufacturers’ products decreased $5.0 million. While our branded Pet Products’ sales were approximately the same as the prior year quarter, our aquatics sales decreased $6.6 million which was offset primarily by increased sales in the bird & small animal category of $5.9 million.

Gross Profit

Gross profit for the three months ended December 29, 2007 decreased $7.6 million, or 7.4%, to $94.3 million from $101.9 million for the three months ended December 30, 2006. Pet Products’ and Garden Products’ gross profit decreased $4.4 million and $3.2 million, respectively. Gross profit as a percentage of net sales decreased from 32.1% for the three months ended December 30, 2006 to 30.1% for the three months ended December 29, 2007 due primarily to product mix and to a lesser extent, rising costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $11.0 million, or 11.5%, to $84.9 million for the three months ended December 29, 2007 from $95.9 million for the three months ended December 30, 2006. Included in selling, general and administrative expenses for the three months ended December 29, 2007 are net gains of $11.1 million from the sale of assets and a legal settlement. Absent these net gains in the quarter, selling, general and administrative expenses increased $0.1 million from $95.9 million for the three months ended December 30, 2006 to $96.0 million for the three months ended December 29, 2007. As a percentage of net sales, selling, general and administrative expenses, absent the $11.1 million benefit in the current quarter, remained relatively flat at 30.6% for the three months ended December 29, 2007, compared to 30.2% in the comparable prior year quarter.

Selling and delivery expense increased $0.2 million, or 0.4%, from $47.6 million for the three months ended December 30, 2006 to $47.8 million for the three months ended December 29, 2007. As a percentage of net sales, selling and delivery expense increased to 15.2% from 15.0% of net sales due primarily to increased payroll costs.

Facilities expense was $3.6 million for the three months ended December 29, 2007 and for the three months ended December 30, 2006.

Warehouse and administrative expense decreased $11.2 million to $33.5 million in the quarter ended December 29, 2007. The decrease in the quarter was due to several large transactions that resulted in an $11.1 million net benefit in the current quarter. $7.7 million of the gain resulted from the sale of two properties and $5.0 million was received from a legal settlement, both partially offset by the loss of $1.6 million from the sale of the net assets of our live bird business. Absent these transactions, warehouse and administrative expense decreased $0.1 million to $44.6 million for the current year quarter from $44.7 million for the three months ended December 30, 2006.

Goodwill Impairment

We updated our analysis and evaluation of goodwill for possible impairment as of December 29, 2007. Applicable accounting standards require a comparison of the sum of the fair values of the reporting units to the current market capitalization when assessing goodwill for possible impairment. As a result, we recorded an impairment charge related to goodwill of approximately $397 million, including $199 million in the Garden Products segment and $198 million in the Pet Products segment, and an impairment charge related to other intangibles of approximately $3 million in the Garden Products segment in the first quarter of fiscal 2008.

Net Interest Expense

Net interest expense for the three months ended December 29, 2007 increased $0.5 million, or 4.4%, to $11.2 million from $10.7 million for the three months ended December 30, 2006. The increase was due primarily to reduced interest income in the current quarter due primarily to interest received in the prior year quarter on a note receivable that is no longer outstanding.

Other Income

Other income increased $0.4 million to $0.5 million for the quarter ended December 29, 2007 from $0.1 million for the quarter ended December 30, 2006 due primarily to increased earnings from investments accounted for under the equity method of accounting in the Garden Segment.

Income Taxes

Our effective income tax rate was 27.9% for the quarter ended December 29, 2007 compared to 38.4% for the quarter ended December 30, 2006. The fiscal 2008 effective tax rate was lower than in the prior year due primarily to the non-cash goodwill impairment charge in the current fiscal quarter, since some goodwill is not deductible for tax purposes.

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

Historically, our business has been seasonal and our working capital requirements and capital resources tracked closely to this seasonal pattern. During the first fiscal quarter, accounts receivable reach their lowest level while inventory, accounts payable and short-term borrowings begin to increase. During the second fiscal quarter, accounts receivable, accounts payable and short-term borrowings increase, reflecting the build-up of inventory and related payables in anticipation of the peak lawn and garden selling season. During the third fiscal quarter, inventory levels remain relatively constant while accounts receivable peak and short-term borrowings start to decline as cash collections are received during the peak selling season. During the fourth fiscal quarter, inventory levels are at their lowest, and accounts receivable and payables are substantially reduced through conversion of receivables to cash.

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

The primary cash flows for the three months ended December 29, 2007 were $10.1 million of cash used in financing activities and $3.0 million of cash used in investing activities, partially offset by $0.4 million of cash provided by operating activities. Net cash provided by operating activities increased by $3.7 million. The improvement in cash from operating activities was attributable to better working capital management and increased earnings excluding the non-cash impairment of goodwill. Net cash used in investing activities decreased by $14.1 million from the prior year quarter primarily due to proceeds received from sales of facilities, the absence of acquisitions and lower capital expenditures in the current year quarter, partially offset by the collection of a note in the prior year quarter. Net cash provided by financing activities decreased by $26.7 million from the prior year quarter due primarily to the use of additional operating cash flow generated in the current quarter to pay down our revolving line of credit.

At December 29, 2007, our total debt outstanding was $601.7 million compared to $581.9 million at December 30, 2006, due to increased seasonal working capital requirements.

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

In March 2007 and in August 2007, we amended the maximum leverage and minimum interest coverage ratios, amended certain defined terms and amended certain negative covenants and other provisions of our credit agreement. In the August 2007 amendment, we also made certain changes to the interest rate on loans to provide for a margin on loans when our leverage rates exceed 4.5x. There was $154.0 million outstanding at December 29, 2007 under the $350 million revolving credit facility plus $16.0 million outstanding under certain letters of credit. The remaining potential borrowing capacity was up to $180.0 million. Our borrowing capacity is also subject to compliance with the financial covenants in our credit agreement. Through the fiscal quarter ending June 2008, our credit agreement requires a minimum interest coverage ratio of 2.5 to 1.0 and a maximum leverage ratio of 5.0 to 1.0. As of December 29, 2007, our interest coverage ratio was 2.90 to 1.0 and our leverage ratio was 4.25 to 1.0, and we were in compliance with all financial covenants.

We believe that cash flows from operating activities, funds available under our revolving credit facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $45 million for the next 12 months. The increase in expected capital expenditures, compared to our historical rate, is due to our implementation of a scalable enterprise-wide information technology platform to improve existing operations, to support future growth and to enable us to take advantage of new applications and technologies. We invested approximately $32 million in fiscal 2007, 2006 and 2005 (on a combined basis) in this initiative and are planning to invest an additional $10 million in fiscal 2008 for planned implementations. Capital expenditures for 2009 and beyond will depend upon the pace of conversion of remaining legacy systems. This initiative, when complete, will combine our numerous information systems into one enterprise system and create a common business model and common data, which should create greater efficiency and effectiveness.

As part of our growth strategy, we have acquired a number of companies, and we anticipate that we will continue to evaluate potential acquisition candidates in the future. If one or more potential acquisition opportunities, including those that would be material, become available in the near future, we may require additional external capital. In addition, such acquisitions would subject us to the general risks associated with acquiring companies, particularly if the acquisitions are relatively large.

Off-Balance Sheet Arrangements

There have been no material changes to the information provided in our Annual Report on Form 10-K for the fiscal year ended September 29, 2007 regarding off-balance sheet arrangements.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We believe there has been no material change in our exposure to market risk from that discussed in our fiscal 2007 Annual Report filed on Form 10-K:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended December 29, 2007 and the dollar amount of authorized share repurchases, remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 30 – November 3, 2007	—	—	—	$89,986,000
November 4 – December 1, 2007	—	—	—	$89,986,000
December 2 – December 29, 2007	6,743	$5.23	—	$89,986,000

Total	6,743	$5.23	—	$89,986,000

Item 3.	Defaults Upon Senior Securities

Not applicable

Item	4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

10.1	Separation Agreement between Bradley P. Johnson and Central Garden & Pet Company, dated October 26, 2007 and October 29, 2007 (incorporated by reference from Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed November 1, 2007).

10.2	Separation Agreement between Glenn Novotny and Central Garden & Pet Company, dated October 30, 2007 (incorporated by reference from Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed November 1, 2007).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY Registrant

Dated: February 7, 2008

/s/ WILLIAM E. BROWN
William E. Brown Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ STUART W. BOOTH
Stuart W. Booth Executive Vice President and Chief Financial Officer (Principal Financial Officer)