Form 10-Q
period 2008-03-29
CENTRAL GARDEN & PET CO
filed 2008-05-08
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐

Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 30, 2008	22,278,940
Class A Common Stock Outstanding as of April 30, 2008	48,233,003
Class B Stock Outstanding as of April 30, 2008	1,652,262

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in our Form 10-K for the fiscal year ended September 29, 2007 and our Form 10-Q for the quarter ended December 29, 2007, including the factors described in the section entitled “Risk Factors” and in Item 1A below. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	seasonality and fluctuations in our operating results and cash flow;

•	fluctuations in market prices for seeds and grains;

•	supply shortages in small animals and pet birds;

•	adverse weather conditions;

•	declines in consumer spending during economic downturns;

•	inability to comply with the terms of our indebtedness;

•	limitations in our debt capacity as a result of deterioration in operating results coupled with our current outstanding indebtedness and seasonal borrowing needs;

•	dependence on a few customers for a significant portion of each of our businesses;

•	consolidation trends in the retail industry;

•	uncertainty of our product innovations and marketing programs;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	dependence upon our key executive officers;

•	rising energy prices, fuel and related petrochemical costs;

•	implementation of a new enterprise resource planning information technology system over the next several years;

•	potential environmental liabilities;

•	risk associated with international sourcing;

•	litigation and product liability claims; and

•	the voting power associated with our Class B stock.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 29, 2007	March 29, 2008
ASSETS
Current assets:
Cash and cash equivalents	$21,055	$7,577
Accounts receivable (less allowance for doubtful accounts of $13,803 and $14,420)	247,429	342,528
Inventories	378,365	416,848
Prepaid expenses and other	38,659	33,953

Total current assets	685,508	800,906
Land, buildings, improvements and equipment—net	201,609	196,204
Goodwill	598,758	204,562
Other intangible assets—net	100,314	98,797
Deferred income taxes and other assets	60,633	131,827

Total	$1,646,822	$1,432,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135,972	$126,946
Accrued expenses	75,968	92,510
Current portion of long-term debt	3,352	3,350

Total current liabilities	215,292	222,806
Long-term debt	607,171	692,141
Other long-term obligations	44,802	4,740
Convertible redeemable preferred stock	750	—
Minority interest	1,834	2,297
Shareholders’ equity:
Common stock, $.01 par value: 22,297,985 and 22,280,305 shares outstanding at September 29, 2007 and March 29, 2008	221	221
Class A common stock, $.01 par value: 47,860,603 and 48,221,552 shares outstanding at September 29, 2007 and March 29, 2008	478	482
Class B stock, $.01 par value: 1,652,262 shares outstanding	16	16
Additional paid-in capital	553,728	557,541
Retained earnings (accumulated deficit)	217,335	(52,201)
Accumulated other comprehensive income	5,195	4,253

Total shareholders’ equity	776,973	510,312

Total	$1,646,822	$1,432,296

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2007	March 29, 2008	March 31, 2007	March 29, 2008
Net sales	$485,660	$484,688	$803,058	$798,473
Cost of goods sold and occupancy	321,814	324,878	537,342	544,341

Gross profit	163,846	159,810	265,716	254,132
Selling, general and administrative expenses	117,616	115,160	213,561	200,096
Impairment of goodwill	—	—	—	400,000

Income (loss) from operations	46,230	44,650	52,155	(345,964)
Interest expense	(12,693)	(9,780)	(24,098)	(21,285)
Interest income	289	266	965	554
Other income	1,596	1,191	1,685	1,674

Income (loss) before income taxes (tax benefit) and minority interest	35,422	36,327	30,707	(365,021)
Income taxes (tax benefit)	13,258	15,403	11,409	(96,411)
Minority interest	714	471	814	463

Net income (loss)	$21,450	$20,453	$18,484	$(269,073)

Net income (loss) per share:
Basic	$0.30	$0.29	$0.26	$(3.77)

Diluted	$0.30	$0.28	$0.26	$(3.77)

Weighted average shares used in the computation of net income (loss) per share:
Basic	71,422	71,427	71,358	71,295
Diluted	72,028	72,035	72,102	71,295

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 31, 2007	March 29, 2008
Cash flows from operating activities:
Net income (loss)	$18,484	$(269,073)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,282	16,069
Stock-based compensation	2,306	6,767
Excess tax benefits from stock-based awards	(1,313)	(24)
Minority interest	814	463
Deferred income taxes	(883)	(113,419)
Gain on sales of property	—	(7,931)
Loss on sale of a business	—	1,590
Loss (gain) on sale of equipment	(12)	2
Impairment of goodwill	—	400,000
Other impairments	—	2,000
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	(92,813)	(94,975)
Inventories	(76,662)	(37,116)
Prepaid expenses and other assets	(7,448)	7,747
Accounts payable	26,196	(10,621)
Accrued expenses	2,022	9,643
Other long-term obligations	(832)	(1,248)

Net cash used in operating activities	(115,859)	(90,126)

Cash flows from investing activities:
Additions to property and equipment	(30,952)	(13,132)
Proceeds from property sales, net of expenses	—	12,053
Businesses acquired, net of cash acquired	(18,347)	(4,998)
Collection of note	3,340	—
Restricted investments	31	(39)

Net cash used in investing activities	(45,928)	(6,116)

Cash flows from financing activities:
Borrowings on revolving line of credit	452,000	385,000
Repayments of revolving line of credit	(306,000)	(302,000)
Repayments of long-term debt	(1,241)	(934)
Proceeds from issuance of common stock	2,291	1,472
Redemption of preferred stock	—	(750)
Excess tax benefits from stock-based awards	1,313	24
Payment of financing costs	(416)	(125)

Net cash provided by financing activities	147,947	82,687

Effect of exchange rate changes on cash and cash equivalents	33	77

Net decrease in cash and cash equivalents	(13,807)	(13,478)
Cash and equivalents at beginning of period	28,406	21,055

Cash and equivalents at end of period	$14,599	$7,577

Supplemental information:
Cash paid for interest	$24,619	$22,307

Cash paid for income taxes—net of refunds	$878	$77

Liabilities assumed in connection with acquisitions	$3	$1,396

Conversion of preferred stock to common stock	$2,250	$—

Note receivable from sale of property	$—	$3,850

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended March 29, 2008

(unaudited)

1.	Basis of Presentation

The condensed consolidated balance sheet of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of March 29, 2008, the condensed consolidated statements of operations for the three months and six months ended March 31, 2007 and March 29, 2008 and the condensed consolidated statements of cash flows for the six months ended March 31, 2007 and March 29, 2008 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments, except as discussed in note 2) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

For the Company’s foreign business in the UK, the local currency is the functional currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the period. For the six month period ended March 29, 2008, there was a comprehensive loss of $270.0 million, which includes a net loss of $269.1 million and foreign currency translation adjustments of $0.9 million that are excluded from net earnings but reported in accumulated other comprehensive income, a separate component of shareholders’ equity. For the six month period ended March 31, 2007, comprehensive income was $20.4 million, which included net income of $18.5 million and foreign currency translation adjustments of $1.9 million. Deferred taxes are not provided on translation gains and losses, because the Company expects earnings of its foreign subsidiary to be permanently reinvested. Transaction gains and losses are included in results of operations.

Due to the seasonal nature of the Company’s garden business, the results of operations for the three and six month periods ended March 29, 2008 and March 31, 2007 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2007 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission.

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

Recently Adopted Accounting Pronouncements — Effective September 30, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized a $0.5 million increase to its reserve for uncertain tax positions and a cumulative effect adjustment to decrease retained earnings. At the adoption date, the Company had $1.6 million of unrecognized tax benefits, $0.8 million of which would affect the effective tax rate if recognized. The Company has not recorded any significant changes to the unrecognized tax benefits during the current fiscal year and does not anticipate that there will be any significant changes to these unrecognized tax benefits within the next twelve months.

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

Based on the Company’s most recent annual impairment test in fiscal year 2007, the Company determined that there was no goodwill impairment as of September 29, 2007. However, due to the continuing depressed stock price, as of December 29, 2007, shareholders’ equity (book value) was approximately $775 million and the market capitalization was approximately $390 million. As a result, the Company concluded there was an indicator of possible goodwill impairment.

Accordingly, the Company updated its analysis and evaluation of goodwill for possible impairment as of December 29, 2007, which included a comparison of market capitalization to the combined fair values of the Company’s four reporting units. Based on the Company’s updated analysis and sustained decline in market capitalization, the Company determined that it was required to take a non-cash charge of $400 million in the first fiscal quarter to recognize the impairment of goodwill, comprised of $202 million relating to the Garden Segment and $198 million relating to the Pet Segment. This non-cash charge of $400 million reduced the Company’s net earnings for the six months ended March 29, 2008 by $290.4 million, or $4.07 per share.

3.	Long-Term Debt

As of March 29, 2008, the Company had $650 million in senior secured credit facilities consisting of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from 0% to 0.375%, or LIBOR plus a margin, which fluctuates from 0.75% to 1.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. Interest on the term loan is based on a rate equal to LIBOR plus a margin, which fluctuates from 1.50% to 1.75% or the prime rate plus a margin, which fluctuates from 0.50% to 0.75%, at the Company’s option. The August 2007 amendment provides that the margin on loans increases when the leverage ratio exceeds 4.5 to 1.0. The term loan is payable in quarterly installments of $750,000 with the balance payable in September 2012. These facilities are secured by substantially all of the Company’s assets and contain certain financial covenants which require the Company to maintain minimum levels of interest coverage and maximum levels of total debt to EBITDA and that restrict the Company’s ability to repurchase stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the facilities.

The Company was in compliance with all financial covenants as of March 29, 2008. There was $247.0 million outstanding at March 29, 2008 under the $350 million revolving credit facility plus $15.9 million outstanding under certain letters of credit. The remaining potential available borrowing capacity was up to $87.1 million. The Company’s borrowing capacity is also subject to compliance with the financial covenants in these credit agreements.

4.	Stock-Based Compensation

The Company has various non-qualified stock-based compensation programs, which provide for stock option grants and restricted stock awards. The grant date fair values of stock options and restricted stock awards are amortized over the vesting period. Stock options may be granted to officers, key employees and directors. The Company accounts for stock-based awards in accordance with SFAS No. 123(R), “Share-Based Payment.” Stock compensation expense is recognized over the requisite service period using the straight-line attribution method.

Stock options are generally granted with 30 month cliff vesting and 42 month expiration, but are also granted with graded vesting increments of 20% or 25% per year and expiring up to eight years from the date of grant. In fiscal 2008, 2.2 million performance options were granted that vest based on pre-determined Company goals for each of the next five years and expire at the end of the sixth year. We currently estimate the performance-based options are probable of achievement and are recording the related expense over the estimated service period using the accelerated method. To the extent Company goals are not achieved, the amount of stock-based compensation recognized will be adjusted in the future.

During 2004 and 2005, respectively, the Company granted service-based nonvested stock option awards that were due to expire in June 2008 and June 2009. The grant price of the option awards were approximately $12 to $15 per share, significantly in excess of the current market price. In 2008, the Company modified options to purchase 1.4 million of these shares held by non-executive employees to extend the expiration date of these awards by three years. The primary purpose of the extended expiration was to encourage retention. The change to the expiration terms will result in an increase in stock-based compensation expense of approximately $0.1 million in fiscal 2008.

The Company recognized share-based compensation expense of $5.8 million and $1.3 million for the three month periods ended March 29, 2008 and March 31, 2007, respectively, and $6.8 million and $2.3 million for the six month periods ended March 29, 2008 and March 31, 2007, respectively as a component of selling, general and administrative expenses.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected stock price volatilities are estimated based on the Company’s implied historical volatility. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free rates are based on U.S. Treasury yields, for notes with comparable terms as the option grants, in effect at the time of the grant. For purposes of this valuation model, no dividends have been assumed. Assumptions for the six month periods ended March 29, 2008 and March 31, 2007 used in the Black-Scholes model are presented below:

	March 29, 2008	March 31, 2007
Stock plans:
Average expected life in years	4 years	5 years
Expected volatility	31%	28%
Risk-free interest rate	2.0%	4.6%

The following table summarizes option activity for the six months ended March 29, 2008:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 29, 2007	4,724	$12.89	3 years	$60,910
Granted	2,237	$4.63
Exercised	(33)	$4.70
Cancelled or expired	(529)	$13.61

Outstanding at March 29, 2008	6,399	$9.99	5 years	$63,912

Exercisable at March 29, 2008	895	$12.60	3 years	$11,272

The weighted average per share fair value of options granted during the six months ended March 29, 2008 and March 31, 2007 was $1.25 and $5.08, respectively. The total intrinsic value of options exercised during the six months ended March 29, 2008 and March 31, 2007 was $0.2 million and $2.3 million, respectively.

As of March 29, 2008, there was approximately $8.0 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average vesting period of three years.

Restricted Stock Awards: As of March 29, 2008, there were 0.6 million shares of restricted stock awards outstanding. The awards generally vest in 20% or 25% annual increments beginning two or three years from the date of grant.

The following table summarizes restricted stock award activity during the six months ended March 29, 2008:

Number of Shares (in thousands)
Nonvested at September 29, 2007	648
Granted	403
Vested	(426)
Forfeited	(60)

Nonvested at March 29, 2008	565

The weighted average per share grant-date fair value of restricted stock awards granted during the first six months of fiscal 2008 and fiscal 2007 was $4.29 and $15.60, respectively.

As of March 29, 2008, there was approximately $5.6 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average period of two years.

5.	Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income (loss) from continuing operations.

	Three Months Ended March 29, 2008			Six Months Ended March 29, 2008
	Income	Shares	Per Share	Income (Loss)	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income (loss) available to common shareholders	$20,453	71,427	$0.29	$(269,073)	71,295	$(3.77)
Effect of dilutive securities:
Options to purchase common stock		18	—		—	—
Restricted shares		582	(0.01)		—	—
Convertible preferred stock		8	—		—	—
Diluted EPS:

Net income (loss) available to common shareholders	$20,453	72,035	$0.28	$(269,073)	71,295	$(3.77)

	Three Months Ended March 31, 2007			Six Months Ended March 31, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$21,450	71,422	$0.30	$18,484	71,358	$0.26
Effect of dilutive securities:
Options to purchase common stock		542	—		680	—
Convertible preferred stock		64	—		64	—
Diluted EPS:

Net income available to common shareholders	$21,450	72,028	$0.30	$18,484	72,102	$0.26

Options to purchase 6,399,288 shares of common stock at prices ranging from $4.26 to $17.99 per share were outstanding at March 29, 2008 and options to purchase 4,340,032 shares of common stock at prices ranging from $4.26 to $17.99 per share were outstanding at March 31, 2007.

For the three month periods ended March 29, 2008 and March 31, 2007, options to purchase 3,804,788 and 1,171,508 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. Shares of common stock from the assumed conversion of the Company’s convertible preferred stock, issued in February 2004, were included in the computation of diluted EPS for the three month periods ended March 29, 2008 and March 31, 2007.

For the six month period ended March 31, 2007, options to purchase 552,917 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. Shares of common stock from the assumed conversion of the convertible preferred stock were included in the computation of diluted EPS for the six month period ended March 31, 2007. The potential effects of stock awards and the assumed conversion of the Company’s convertible preferred stock were excluded from the diluted earnings per share calculation for the six month period ended March 29, 2008, because their inclusion in a net loss period would be anti-dilutive to the earnings per share calculation.

6.	Segment Information

Management has determined that the Company has two operating segments which are also reportable segments based on the level at which the Chief Executive Officer reviews the results of operations to make decisions regarding performance assessment and resource allocation. These operating segments are Pet Products and Garden Products.

	Three Months Ended		Six Months Ended
	March 31, 2007	March 29, 2008	March 31, 2007	March 29, 2008
Net sales:
Pet Products	$229,801	$230,914	$432,089	$432,537
Garden Products	255,859	253,774	370,969	365,936

Total net sales	$485,660	$484,688	$803,058	$798,473

Income (loss) from operations:
Pet Products	$29,285	$28,195	$47,092	$(152,571)
Garden Products	28,842	26,111	26,709	(179,947)
Corporate	(11,897)	(9,656)	(21,646)	(13,446)

Total income (loss) from operations	46,230	44,650	52,155	(345,964)

Interest expense – net	(12,404)	(9,514)	(23,133)	(20,731)
Other income	1,596	1,191	1,685	1,674
Income taxes (tax benefit)	(13,258)	(15,403)	(11,409)	96,411
Minority interest (1)	(714)	(471)	(814)	(463)

Net income (loss)	$21,450	$20,453	$18,484	$(269,073)

Depreciation and amortization:
Pet Products	$4,122	$4,234	$8,717	$8,603
Garden Products	2,456	2,155	3,900	4,325
Corporate	857	1,690	1,665	3,141

Total depreciation and amortization	$7,435	$8,079	$14,282	$16,069

	September 29, 2007	March 29, 2008
Assets:
Pet Products	$478,714	$492,132
Garden Products	456,484	586,326
Corporate	711,624	353,838

Total assets	$1,646,822	$1,432,296

Goodwill (included in corporate assets above):
Pet Products	$403,715	$204,562
Garden Products	195,043	—

Total goodwill	$598,758	$204,562

(1)	Minority interest is associated with the Garden Products segment.

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

Farnam Companies, Inc. (including Thompson’s Veterinary Supplies, Inc.)

Four Paws Products Ltd.

Grant Laboratories, Inc.

Gulfstream Home & Garden, Inc.

Interpet USA, LLC

Kaytee Products, Inc.

Matthews Redwood & Nursery Supply, Inc.

New England Pottery, LLC

Norcal Pottery Products, Inc.

Pennington Seed, Inc. (including Phaeton Corporation (dba Unicorn Labs), Pennington Seed, Inc. of Nebraska, Gro Tec, Inc., Seeds West, Inc., All-Glass Aquarium Co., Inc. (including Oceanic Systems, Inc.) and Cedar Works, LLC.)

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

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Three Months Ended March 29, 2008

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$139,508	$378,745	$(33,565)	$484,688
Cost of products sold and occupancy	96,670	261,773	(33,565)	324,878

Gross profit	42,838	116,972	—	159,810
Selling, general and administrative expenses	33,052	82,108	—	115,160

Income (loss) from operations	9,786	34,864	—	44,650
Interest – net	(9,667)	153	—	(9,514)
Other income	(835)	2,026	—	1,191

Income (loss) before income taxes and minority interest	(716)	37,043	—	36,327
Income taxes	8,125	7,278	—	15,403
Minority interest	471	—	—	471

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(9,312)	29,765	—	20,453
Equity in undistributed income of guarantor subsidiaries	29,765	—	(29,765)	—

Net income (loss)	$20,453	$29,765	$(29,765)	$20,453

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Three Months Ended March 31, 2007

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$144,096	$378,778	$(37,214)	$485,660
Cost of products sold and occupancy	98,265	260,763	(37,214)	321,814

Gross profit	45,831	118,015	—	163,846
Selling, general and administrative expenses	35,928	81,688	—	117,616

Income from operations	9,903	36,327	—	46,230
Interest – net	(12,510)	106	—	(12,404)
Other income	(1,361)	2,957	—	1,596

Income (loss) before income taxes and minority interest	(3,968)	39,390	—	35,422
Income taxes (tax benefit)	(1,646)	14,904	—	13,258
Minority interest	714	—	—	714

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(3,036)	24,486	—	21,450
Equity in undistributed income of guarantor subsidiaries	24,486	—	(24,486)	—

Net income (loss)	$21,450	$24,486	$(24,486)	$21,450

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Six Months Ended March 29, 2008

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$235,094	$622,434	$(59,055)	$798,473
Cost of products sold and occupancy	166,239	437,157	(59,055)	544,341

Gross profit	68,855	185,277	—	254,132
Selling, general and administrative expenses	59,321	140,775	—	200,096
Goodwill Impairment	400,000	—	—	400,000

Income (loss) from operations	(390,466)	44,502	—	(345,964)
Interest – net	(21,015)	284	—	(20,731)
Other income (loss)	(798)	2,472	—	1,674

Income (loss) before income taxes and minority interest	(412,279)	47,258	—	(365,021)
Income taxes (tax benefit)	(108,899)	12,488	—	(96.411)
Minority interest	463	—	—	463

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(303,843)	34,770	—	(269,073)
Equity in undistributed income of guarantor subsidiaries	34,770	—	(34,770)	—

Net income (loss)	$(269,073)	$34,770	$(34,770)	$(269,073)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Six Months Ended March 31, 2007

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$245,176	$621,373	$(63,491)	$803,058
Cost of products sold and occupancy	169,151	431,682	(63,491)	537,342

Gross profit	76,025	189,691	—	265,716
Selling, general and administrative expenses	63,848	149,713	—	213,561

Income from operations	12,177	39,978	—	52,155
Interest – net	(23,368)	235	—	(23,133)
Other income (loss)	(2,452)	4,137	—	1,685

Income (loss) before income taxes and minority interest	(13,643)	44,350	—	30,707
Interest taxes (tax benefit)	(5,513)	16,922	—	11,409
Minority interest	814	—	—	814

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(8,944)	27,428	—	18,484
Equity in undistributed income of guarantor subsidiaries	27,428	—	(27,428)	—

Net income (loss)	$18,484	$27,428	$(27,428)	$18,484

CONSOLIDATING CONDENSED BALANCE SHEET

March 29, 2008

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$7,089	$488	$—	$7,577
Accounts receivable, net	96,393	272,015	(25,880)	342,528
Inventories	131,401	285,447	—	416,848
Prepaid expenses and other assets	13,302	20,651	—	33,953

Total current assets	248,185	578,601	(25,880)	800,906
Land, buildings, improvements and equipment, net	56,050	140,154	—	196,204
Goodwill	204,562	—	—	204,562
Investment in guarantors	723,542	—	(723,542)	—
Deferred income taxes and other assets	78,701	151,923	—	230,624

Total	$1,311,040	$870,678	$(749,422)	$1,432,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$59,010	$93,816	$(25,880)	$126,946
Accrued expenses and other current liabilities	45,500	50,360	—	95,860

Total current liabilities	104,510	144,176	(25,880)	222,806
Long-term debt	691,814	327	—	692,141
Other long-term obligations	2,107	2,633	—	4,740
Minority interest	2,297	—	—	2,297
Shareholders’ equity	510,312	723,542	(723,542)	510,312

Total	$1,311,040	$870,678	$(749,422)	$1,432,296

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

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Six Months Ended March 29, 2008

( in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$60,637	$(115,993)	$(34,770)	$(90,126)

Additions to property and equipment	(6,218)	(6,914)	—	(13,132)
Proceeds from property sales, net of expenses	—	12,053	—	12,053
Businesses acquired, net of cash acquired	(4,998)	—	—	(4,998)
Restricted investments	(39)	—	—	(39)
Investment in guarantor subsidiaries	(139,790)	105,020	34,770	—

Net cash provided (used) by investing activities	(151,045)	110,159	34,770	(6,116)

Repayments on revolving line of credit	(302,000)	—	—	(302,000)
Borrowings on revolving line of credit	385,000	—	—	385,000
Repayments of long-term debt	(830)	(104)	—	(934)
Proceeds form issuance of common stock	1,472	—	—	1,472
Redemption of preferred stock	(750)	—	—	(750)
Excess tax benefits from stock-based awards	24	—	—	24
Payment of financing costs	(125)	—	—	(125)

Net cash provided (used) by financing activities	82,791	(104)	—	82,687

Effect of exchange rate changes on cash	—	77	—	77

Net decrease in cash and cash equivalents	(7,617)	(5,861)	—	(13,478)
Cash and cash equivalents at beginning of period	14,706	6,349	—	21,055

Cash and cash equivalents at end of period	$7,089	$488	$—	$7,577

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Six Months Ended March 31, 2007

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used by operating activities	$(24,476)	$(63,955)	$(27,428)	$(115,859)

Additions to property	(9,019)	(21,933)	—	(30,952)
Businesses acquired, net of cash acquired	(7)	(18,340)	—	(18,347)
Collection of note related to litigation settlement	3,340	—	—	3,340
Restricted investments	31	—	—	31
Investment in guarantor subsidiaries	(113,713)	86,285	27,428	—

Net cash provided (used) by investing activities	(119,368)	46,012	27,428	(45,928)

Repayments on revolving line of credit	(306,000)	—	—	(306,000)
Borrowings on revolving line of credit	452,000	—	—	452,000
Repayments of long-term debt	(1,830)	589	—	(1,241)
Proceeds from issuance of common stock	2,291	—	—	2,291
Excess tax benefits from stock-based awards	1,313	—	—	1,313
Payment of financing costs	(416)	—	—	(416)

Net cash provided by financing activities	147,358	589	—	147,947

Effect of exchange rate changes on cash	—	33	—	33

Net increase (decrease) in cash and equivalents	3,514	(17,321)	—	(13,807)
Cash and equivalents at beginning of period	9,087	19,319	—	28,406

Cash and equivalents at end of period	$12,601	$1,998	$—	$14,599

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Based on our most recent annual impairment test in fiscal year 2007, we determined that there was no goodwill impairment as of September 29, 2007. However, due to the continuing depressed stock price, as of December 29, 2007, shareholders’ equity (book value) was approximately $775 million and the market capitalization was approximately $390 million. As a result, we concluded there was an indicator of possible goodwill impairment.

Accordingly, we updated our analysis and evaluation of goodwill for possible impairment as of December 29, 2007, which included a comparison of market capitalization to the combined fair values of our four reporting units. Based on our updated analysis and sustained decline in market capitalization, we determined that we were required to take a non-cash charge of $400 million in the first fiscal quarter to recognize the impairment of goodwill, comprised of $202 million relating to our Garden segment and $198 million relating to our Pet segment. This non-cash charge of $400 million reduced our net earnings for the six months ended March 29, 2008 by $290.4 million, or $4.07 per share. In the current quarter, we provided a valuation allowance of $1.7 million to reduce deferred tax assets associated with the goodwill writeoff.

Notwithstanding the goodwill impairment charge, we believe the non-cash charge is not reflective of recent results or our long-range forecast, which continues to project growth and margin improvement, and consequently, does not by itself indicate impairment. However, according to current accounting convention, we are required to place greater emphasis on current stock trading values than on our forecasts in performing our impairment assessment.

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

Critical Accounting Policies, Estimates and Judgments

There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those accounting policies, except for our estimates regarding the fair value of goodwill and other intangible assets pursuant to SFAS No. 142, as set forth in Note 2 to the consolidated financial statements, since our Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”) as of September 30, 2007. Upon adoption of FIN 48, we recognized a $0.5 million increase to our reserve for uncertain tax positions and a cumulative effect adjustment to decrease retained earnings.

Results of Operations

Three Months Ended March 29, 2008

Compared with Three Months Ended March 31, 2007

Net Sales

Net sales for the three months ended March 29, 2008 decreased $1.0 million, or 0.2%, to $484.7 million from $485.7 million for the three months ended March 31, 2007. Pet Products’ net sales increased $1.1 million, or 0.5%, to $230.9 million for the three months ended March 29, 2008 from $229.8 million in the comparable fiscal 2007 period. Garden Products’ net sales decreased $2.1 million, or 0.8%, to $253.8 million for the three months ended March 29, 2008 from $255.9 million in the comparable fiscal 2007 period. Our branded product sales increased $5.0 million and sales of other manufacturers’ products decreased $6.0 million. While our branded Pet Products’ sales were approximately the same as the prior year quarter, our aquatics sales decreased $7.2 million due to continued softness in the category, which was offset primarily by increased sales in the dog, cat and small animal category. We currently expect aquatics sales to remain soft during the remainder of fiscal 2008.

Gross Profit

Gross profit for the three months ended March 29, 2008 decreased $4.0 million, or 2.5%, to $159.8 million from $163.8 million for the three months ended March 31, 2007. Pet Products’ and Garden Products’ gross profit decreased $2.2 million and $1.8 million, respectively. Gross profit as a percentage of net sales decreased from 33.7% for the three months ended March 31, 2007 to 33.0% for the three months ended March 29, 2008 due primarily to rising costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2.4 million, or 2.0%, to $115.2 million for the three months ended March 29, 2008 from $117.6 million for the three months ended March 31, 2007. As a percentage of net sales, selling, general and administrative expenses decreased slightly to 23.8% for the three months ended March 29, 2008, compared with 24.2% in the comparable prior year quarter. The decrease in selling, general and administrative expenses is discussed below.

Selling and delivery expense decreased $3.5 million, or 5.8%, from $60.8 million for the three months ended March 31, 2007 to $57.3 million for the three months ended March 29, 2008. As a percentage of net sales, selling and delivery expense decreased to 11.8% from 12.5% of net sales due primarily to lower advertising and promotional costs.

Facilities expense was $3.8 million for the three months ended March 29, 2008 and for the three months ended March 31, 2007.

Warehouse and administrative expense increased $1.1 million, or 2.1%, to $54.1 million in the quarter ended March 29, 2008 from $53.0 million for the three months ended March 31, 2007. The increase was due primarily to the non-cash impairment charge of $2.0 million taken against trade credits, partially offset by decreased third party provider costs.

Net Interest Expense

Net interest expense for the three months ended March 29, 2008 decreased $2.9 million, or 23.3%, to $9.5 million from $12.4 million for the three months ended March 31, 2007. The decrease was due primarily to lower interest rates on our floating rate debt. Our borrowing rate for the quarter was approximately 5.6% compared to 7.4% a year ago.

Other Income

Other income decreased $0.4 million to $1.2 million for the quarter ended March 29, 2008 from $1.6 million for the quarter ended March 31, 2007, primarily because of lower equity earnings from an investment now included in the financial statements on a fully consolidated basis.

Income Taxes

Our effective income tax rate was 43.0% for the quarter ended March 29, 2008 compared to a 38.2% for the quarter ended March 31, 2007. In the current quarter, we provided a valuation allowance of $1.7 million to reduce deferred tax assets associated with the goodwill writeoff.

Six Months Ended March 29, 2008

Compared with Six Months Ended March 31, 2007

Net Sales

Net sales for the six months ended March 29, 2008 decreased $4.6 million, or 0.6%, to $798.5 million from $803.1 million for the six months ended March 31, 2007. Pet Products’ net sales increased $0.5 million, or 0.1%, to $432.6 million for the six months ended March 29, 2008 from $432.1 million in the comparable fiscal 2007 period. Garden Products’ net sales decreased $5.1 million, or 1.4%, to $365.9 million for the six months ended March 29, 2008 from $371.0 million in the comparable fiscal 2007 period. Our branded product sales increased $6.3 million and sales of other manufacturers’ products decreased $10.9 million. While our branded Pet Products’ sales were approximately the same as the prior year period, our aquatics sales decreased $13.8 million which was offset primarily by increased sales in the dog, cat & small animal category. Sales of our branded Garden Products declined due primarily to weakness in pottery sales which were partially offset by sales from the launch of our Smart Seed line of grass seed.

Gross Profit

Gross profit for the six months ended March 29, 2008 decreased $11.6 million, or 4.4%, to $254.1 million from $265.7 million for the six months ended March 31, 2007. Pet Products’ and Garden Products’ gross profit decreased $6.6 million and $5.0 million, respectively. Gross profit as a percentage of net sales decreased from 33.1% for the six months ended March 31, 2007 to 31.8% for the six months ended March 29, 2008 due primarily to rising costs. Our aquatic tank product margins continued to decline in an environment of weak tank sales. Also, the weighted average cost of grain in the first half of this fiscal year increased at over twice the rate, approximately 30% versus 15%, over the same period last year. We continue to pursue price increases to help offset the rising grain cost environment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $13.5 million, or 6.3%, to $200.1 million for the six months ended March 29, 2008 from $213.6 million for the six months ended March 31, 2007. As a percentage of net sales, selling, general and administrative expenses decreased from 26.6% for the six months ended March 31, 2007 to 25.1% for the six months ended March 29, 2008. The decrease in selling, general and administrative expenses is discussed below.

Selling and delivery expense decreased $3.3 million, or 3.0%, from $108.4 million for the six months ended March 31, 2007 to $105.1 million for the six months ended March 29, 2008. As a percentage of net sales, selling and delivery expense decreased to 13.2% from 13.5% of net sales due primarily to headcount reductions and lower advertising and promotional costs.

Facilities expense remained relatively flat at $7.5 million for the six months ended March 29, 2008 and $7.4 million for the six months ended March 31, 2007.

Warehouse and administrative expense decreased $10.3 million to $87.5 million in the six month period ended March 29, 2008. The decrease was due to gains of $11.1 million from the sale of assets and a legal settlement. Decreased costs from headcount reduction and the reduced third party provider costs were partially offset by a non-cash impairment charge of $2.0 million taken against trade credits.

Goodwill Impairment

We updated our analysis and evaluation of goodwill for possible impairment as of December 29, 2007. Applicable accounting standards require a comparison of the sum of the fair values of the reporting units to the current market capitalization when assessing goodwill for possible impairment. As a result, we recorded an impairment charge related to goodwill of approximately $400 million, comprised of $202 million in the Garden Products segment and $198 million in the Pet Products segment, in the first quarter of fiscal 2008.

Net Interest Expense

Net interest expense for the six months ended March 29, 2008 decreased $2.4 million, or 10.4%, to $20.7 million from $23.1 million for the six months ended March 31, 2007. The decrease was due primarily to lower interest rates on our floating rate debt partially offset by increased average borrowings. Our borrowing rate for the six months ended March 29, 2008 was approximately 6.3% compared to 7.4% a year ago.

Other Income

Other income was $1.7 million for the six months ended March 29, 2008 and March 31, 2007. Other income is primarily earnings from investments accounted for under the equity method of accounting.

Income Taxes

Our effective income tax rate was 26.4% for the six months ended March 29, 2008 compared to 38.2% for the six months ended March 31, 2007. The fiscal 2008 effective tax rate was lower than in the prior year due primarily to the non-cash goodwill impairment charge in the first quarter of fiscal 2008.

Inflation

The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation, we believe that the effects of inflation on our operations may be significant.

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

Cash flows for the six months ended March 29, 2008 were $90.1 million of cash used in operating activities and $6.1 million of cash used in investing activities, partially offset by $82.7 million of cash provided by financing activities. Net cash used in operating activities decreased by $25.7 million. The improvement in cash used in operating activities was attributable primarily to better working capital management. Net cash used in investing activities decreased by $39.8 million from the prior year period due primarily to lower capital expenditures in the current year period, the absence of acquisitions, and proceeds received from sales of facilities, partially offset by the collection of a note in the prior year period. Net cash provided by financing activities decreased by $65.3 million from the prior year period due primarily to the use of additional operating cash flow generated in the current year period that reduced our reliance on our revolving line of credit.

At March 29, 2008, our total debt outstanding was $695.5 million compared to $713.2 million at March 31, 2007, due to operating cash flows being used to pay down debt, partially offset by increased seasonal working capital requirements.

We have $650 million in senior secured credit facilities, consisting of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from 0% to 0.375%, or LIBOR plus a margin, which fluctuates from 0.75% to 1.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. Interest on the term loan is based on a rate equal to LIBOR plus a margin, which fluctuates from 1.50% to 1.75 % or the prime rate plus a margin, which fluctuates from 0.50% to 0.75%, at our option. The term loan is payable in quarterly installments of $750,000 with the balance payable in September 2012. These facilities are secured by substantially all of our assets and contain certain financial covenants that require us to maintain minimum levels of interest coverage and maximum levels of total debt to EBITDA and that restrict our ability to repurchase our stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the facilities.

In March 2007 and in August 2007, we amended the maximum leverage and minimum interest coverage ratios, amended certain defined terms and amended certain negative covenants and other provisions of our credit agreement. In the August 2007 amendment, we also made certain changes to the interest rate on loans to provide for a margin on loans when our leverage rates exceed 4.5x. There was $247.0 million outstanding at March 29, 2008 under the $350 million revolving credit facility plus $15.9 million outstanding under certain letters of credit. The remaining potential borrowing capacity was up to $87.1 million. Our borrowing capacity is also subject to compliance with the financial covenants in our credit agreement. Through the fiscal quarter ending in June 2008, our credit agreement requires a minimum interest coverage ratio of 2.5 to 1.0 and a maximum leverage ratio of 5.0 to 1.0. As of March 29, 2008, our interest coverage ratio was 3.13 to 1.0 and our leverage ratio was 4.47 to 1.0, and we were in compliance with all financial covenants.

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

Except for the risk factors discussed below, there have been no material changes from the risk factors previously disclosed in our Form 10-K in response to Item 1A. to Part I of Form 10-K.

Seeds and grains we use to produce bird feed and grass seed are commodity products subject to price volatility that has had, and continues to have, a negative impact on us.

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

During the fourth quarter of fiscal 2006 and in fiscal 2007, prices for some of our key crops have increased substantially, and these prices increases have continued in the first half of fiscal 2008. Our cost of goods for grain increased approximately $30 million in fiscal 2007 over fiscal 2006. To date in fiscal 2008, the weighted average cost of grain increased at over twice the rate, approximately 30% versus 15%, over the first half of fiscal 2007. Although we have been able to negotiate price increases with our retailers, these price increases have not fully offset the rising costs. In fiscal 2007, the impact of these grain cost increases was only about half offset by price increases that we were able to obtain from our retailers. We can provide no assurance as to the timing or extent of our ability to implement additional price adjustments in the current context of rising costs or in the event of increased costs in the future. We also cannot predict to what extent price increases may negatively affect our sales volume. As retailers pass along price increases, consumers may shift to our lower margin pet bird feed, switch to competing products or reduce purchases of wild bird feed products.

A decline in consumers’ discretionary spending or a change in consumer preferences could reduce our sales and harm our business.

Our sales ultimately depend on consumer discretionary spending, which is influenced by factors beyond our control, including general economic conditions, the availability of discretionary income and credit, weather, consumer confidence and unemployment levels. We may experience declines in sales during economic downturns. Any material decline in the amount of consumer discretionary spending could reduce our sales and harm our business. Since substantially all of our sales are in the United States, a declining U.S. economy may have a greater impact on us than on our competitors, some of which may have a larger percentage of international sales.

The success of our business also depends in part on our ability to identify and respond to evolving trends in demographics and consumer preferences. For example, in the last year, the demand for aquatics products has declined significantly. Our failure to timely identify or effectively respond to changing consumer tastes, preferences, spending patterns and lawn and garden and pet care needs could adversely affect the demand for our products and our profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended March 29, 2008 and the dollar amount of authorized share repurchases, remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 30, 2007 – February 2, 2008	—		$—	—	$89,986,000
February 3, 2008 – March 1, 2008	7,776	*	4.79	—	$89,986,000
March 2, 2008 – March 29, 2008	—		—	—	$89,986,000

Total	7,776		$4.79	—	$89,986,000

*	All shares purchased during the period indicated represent withholding of a portion of shares to cover taxes in connection with vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was held on February 11, 2008.

(b)	The following directors were elected at the meeting:

William E. Brown

Brooks M. Pennington III

John B. Balousek

David N. Chichester

Alfred A. Piergallini

Bruce A. Westphal

Set forth below is the tabulation of votes with respect to the election of directors at the meeting:

	For	Against/Withheld
William E. Brown
Common	10,403,045	9,925,442
Class B	16,004,590	0
Brooks M. Pennington
Common	13,627,281	6,701,206
Class B	16,004,590	0
John B. Balousek
Common	18,933,134	1,395,353
Class B	16,004,590	0
David N. Chichester
Common	18,933,134	1,395,353
Class B	16,004,590	0
Alfred A. Piergallini
Common	18,936,416	1,392,071
Class B	16,004,590	0
Bruce A. Westphal
Common	15,632,271	4,696,216
Class B	16,004,590	0

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

10.1	Amendment No. 6 dated March 18, 2008 to the Credit Agreement, dated February 28, 2006, among Central Garden & Pet Company, the Subsidiary Guarantors and lenders thereto.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: May 8, 2008

/s/ WILLIAM E. BROWN
William E. Brown
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ STUART W. BOOTH
Stuart W. Booth
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)