Form 10-Q
period 2008-06-28
CENTRAL GARDEN & PET CO
filed 2008-09-09
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of August 31, 2008	21,006,884
Class A Common Stock Outstanding as of August 31, 2008	48,462,453
Class B Stock Outstanding as of August 31, 2008	1,652,262

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in our Form 10-K for the fiscal year ended September 29, 2007, including the factors described in the section entitled “Risk Factors” and in Part II Item 1A below. If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	seasonality and fluctuations in our operating results and cash flow;

•	fluctuations in market prices for seeds and grains;

•	supply shortages in small animals and pet birds;

•	adverse weather conditions;

•	declines in consumer spending during economic downturns;

•	inability to comply with the terms of our indebtedness;

•	limitations in our debt capacity as a result of deterioration in operating results coupled with our current outstanding indebtedness and seasonal borrowing needs;

•	dependence on a few customers for a significant portion of our business;

•	consolidation trends in the retail industry;

•	uncertainties about new product innovations and our marketing programs;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	dependence upon our key executive officers;

•	rising energy prices, fuel and related petrochemical costs;

•	implementation of a new enterprise resource planning information technology system over the next several years;

•	potential environmental liabilities;

•	risk associated with international sourcing;

•	litigation and product liability claims; and

•	the voting power associated with our Class B stock.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 29, 2007	June 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$21,055	$8,522
Accounts receivable (less allowance for doubtful accounts of $13,803 and $14,581)	247,429	292,746
Inventories	378,365	371,052
Prepaid expenses and other	38,659	36,767

Total current assets	685,508	709,087
Land, buildings, improvements and equipment—net	201,609	194,064
Goodwill	598,758	201,624
Other intangible assets—net	100,314	110,710
Deferred income taxes and other assets	60,633	119,016

Total	$1,646,822	$1,334,501

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135,972	$118,611
Accrued expenses	75,968	102,014
Current portion of long-term debt	3,352	3,350

Total current liabilities	215,292	223,975
Long-term debt	607,171	580,494
Other long-term obligations	44,802	4,606
Convertible redeemable preferred stock	750	—
Minority interest	1,834	2,741
Shareholders’ equity:
Common stock, $.01 par value: 22,297,985 and 21,301,689 shares outstanding at September 29, 2007 and June 28, 2008	221	213
Class A common stock, $.01 par value: 47,860,603 and 48,232,340 shares outstanding at September 29, 2007 and June 28, 2008	478	482
Class B stock, $.01 par value: 1,652,262 shares outstanding	16	16
Additional paid-in capital	553,728	554,609
Retained earnings (accumulated deficit)	217,335	(36,553)
Accumulated other comprehensive income	5,195	3,918

Total shareholders’ equity	776,973	522,685

Total	$1,646,822	$1,334,501

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008
Net sales	$466,778	$492,937	$1,269,836	$1,291,410
Cost of goods sold and occupancy	315,638	339,990	852,980	884,331

Gross profit	151,140	152,947	416,856	407,079
Selling, general and administrative expenses	113,948	119,079	327,509	319,175
Impairment of goodwill	—	—	—	400,000

Income (loss) from operations	37,192	33,868	89,347	(312,096)
Interest expense	(13,198)	(9,346)	(37,296)	(30,631)
Interest income	292	360	1,257	914
Other income	1,194	783	2,879	2,457

Income (loss) before income taxes (tax benefit) and minority interest	25,480	25,665	56,187	(339,356)
Income taxes (tax benefit)	9,495	9,574	20,904	(86,837)
Minority interest	470	443	1,284	906

Net income (loss)	$15,515	$15,648	$33,999	$(253,425)

Net income (loss) per share:
Basic	$0.22	$0.22	$0.48	$(3.55)

Diluted	$0.22	$0.22	$0.47	$(3.55)

Weighted average shares used in the computation of net income (loss) per share:
Basic	70,910	71,493	70,730	71,367
Diluted	72,048	72,148	72,066	71,367

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 30, 2007	June 28, 2008
Cash flows from operating activities:
Net income (loss)	$33,999	$(253,425)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,875	24,421
Stock-based compensation	3,723	9,107
Excess tax benefits from stock-based awards	(1,932)	(31)
Minority interest	1,284	906
Deferred income taxes	(1,423)	(110,624)
Gain on sales of property	(74)	(7,931)
Loss on sale of a business and equipment	—	1,713
Impairment of goodwill	—	400,000
Other impairments	—	2,000
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	(37,232)	(44,974)
Inventories	(48,605)	8,545
Prepaid expenses and other assets	(6,514)	3,309
Accounts payable	16,943	(19,647)
Accrued expenses	15,787	16,152
Other long-term obligations	(730)	(1,382)

Net cash (used in) provided by operating activities	(2,899)	28,139

Cash flows from investing activities:
Additions to property and equipment	(47,462)	(17,311)
Proceeds from property sales, net of expenses	—	12,053
Businesses acquired, net of cash acquired	(19,612)	(4,998)
Collection of note	3,340	—
Restricted investments	292	(265)

Net cash used in investing activities	(63,442)	(10,521)

Cash flows from financing activities:
Borrowings on revolving line of credit	665,000	595,000
Repayments of revolving line of credit	(615,000)	(621,000)
Repayments of long-term debt	(2,114)	(1,772)
Proceeds from issuance of common stock	4,258	1,430
Repurchase of common stock	—	(3,101)
Redemption of preferred stock	—	(750)
Excess tax benefits from stock-based awards	1,932	31
Payment of financing costs	(416)	(50)

Net cash provided by (used in) financing activities	53,660	(30,212)

Effect of exchange rate changes on cash and cash equivalents	90	61

Net decrease in cash and cash equivalents	(12,591)	(12,533)
Cash and equivalents at beginning of period	28,406	21,055

Cash and equivalents at end of period	$15,815	$8,522

Supplemental information:
Cash paid for interest	$34,566	$28,258

Cash paid for income taxes—net of refunds	$2,954	$8,333

Liabilities assumed in connection with acquisitions	$3	$1,505

Conversion of preferred stock to common stock	$2,250	$—

Note receivable from sale of property	$—	$3,850

Repurchased shares settled but not paid	$—	$1,394

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended June 28, 2008

(unaudited)

1.	Basis of Presentation

The condensed consolidated balance sheet of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of June 28, 2008, the condensed consolidated statements of operations for the three and nine months ended June 30, 2007 and June 28, 2008 and the condensed consolidated statements of cash flows for the nine months ended June 30, 2007 and June 28, 2008 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments, except as discussed in note 2) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

For the Company’s foreign business in the UK, the local currency is the functional currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the period. For the nine month period ended June 28, 2008, there was a comprehensive loss of $254.7 million, which includes a net loss of $253.4 million and foreign currency translation losses of $1.3 million that are excluded from net earnings but reported in accumulated other comprehensive income, a separate component of shareholders’ equity. For the nine month period ended June 30, 2007, comprehensive income was $36.7 million, which included net income of $34.0 million and foreign currency translation gains of $2.7 million. Deferred taxes are not provided on translation gains and losses, because the Company expects earnings of its foreign subsidiary to be permanently reinvested. Transaction gains and losses are included in results of operations.

Due to the seasonal nature of the Company’s garden business, the results of operations for the three and nine month periods ended June 28, 2008 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2007 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission.

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

Repurchase of Company Stock

During the quarter ended June 28, 2008, we repurchased 977,000 shares of our voting common stock at an aggregate cost of approximately $4.5 million, or approximately $4.60 per share. Subsequent to quarter-end, we repurchased an additional 302,200 shares during the first week of July 2008 for approximately $1.4 million.

Recent Accounting Pronouncements — Effective September 30, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). As a result of the implementation of FIN 48, the Company recognized a $0.5 million increase in its reserve for uncertain tax positions and a cumulative effect adjustment to decrease retained earnings. At the adoption date, the Company had $1.6 million of unrecognized tax benefits, $0.8 million of which would affect the effective tax rate if recognized. The Company has not recorded any significant changes to the unrecognized tax benefits during the current fiscal year and does not anticipate that there will be any significant changes to these unrecognized tax benefits within the next twelve months.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivatives and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company in its fiscal year beginning September 27, 2009. The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R) “Business Combinations,” which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. This accounting pronouncement is effective prospectively for businesses acquired by the Company in its fiscal year beginning September 27, 2009. The Company is currently evaluating the impact of SFAS No. 141(R) on its consolidated financial statements.

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

Based on the Company’s most recent annual impairment test as of July 1, 2007, the Company determined that there was no goodwill impairment as of September 29, 2007. However, due to the continuing depressed stock price, as of December 29, 2007, shareholders’ equity (book value) was approximately $775 million and the market capitalization was approximately $390 million. As a result, the Company concluded there was an indicator of possible goodwill impairment as of December 29, 2007.

Accordingly, the Company updated its analysis and evaluation of goodwill for possible impairment as of December 29, 2007, which included a comparison of market capitalization to the combined fair values of the Company’s four reporting units. Based on the Company’s updated analysis and sustained decline in market capitalization, the Company determined that it was required to take a non-cash charge of $400 million in the first fiscal quarter to recognize the impairment of goodwill, comprised of $202 million relating to the Garden Segment and $198 million relating to the Pet Segment. This non-cash charge of $400 million reduced the Company’s net earnings for the nine months ended June 28, 2008 by $290.4 million, or $4.07 per share.

The Company will perform its annual goodwill impairment test as of June 29, 2008, the first day of the fourth quarter of fiscal 2008.

3.	Long-Term Debt

As of June 28, 2008, the Company had $650 million in senior secured credit facilities consisting of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from 0% to 0.375%, or LIBOR plus a margin, which fluctuates from 0.75% to 1.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. Interest on the term loan is based on a rate equal to LIBOR plus a margin, which fluctuates from 1.50% to 1.75% or the prime rate plus a margin, which fluctuates from 0.50% to 0.75%, at the Company’s option. The August 2007 amendment provides that the margin on loans increases when the leverage ratio exceeds 4.5 to 1.0. The term loan is payable in quarterly installments of $750,000 with the balance payable in September 2012. These facilities are secured by substantially all of the Company’s assets and contain certain financial covenants which require the Company to maintain minimum levels of interest coverage and maximum levels of total debt to EBITDA and that restrict the Company’s ability to repurchase stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the facilities.

The Company was in compliance with all financial covenants as of June 28, 2008. There was $138.0 million outstanding at June 28, 2008 under the $350 million revolving credit facility plus $15.8 million outstanding under certain letters of credit. The remaining potential available borrowing capacity was up to $196.2 million. The Company’s borrowing capacity is also subject to compliance with the financial covenants in these credit agreements. As of June 28, 2008, our interest coverage ratio was 3.4 to 1.0 and our leverage ratio was 4.1 to 1.0, and we were in compliance with all financial covenants.

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

Stock options are generally granted with 30 month cliff vesting and 42 month expiration, but are also granted with graded vesting increments of 20% or 25% per year and expiring up to eight years from the date of grant. In fiscal 2008, 5.1 million performance options were granted that vest based on pre-determined Company goals for each of the next five years and expire at the end of the sixth year. Of the options granted in fiscal 2008, approximately 216,000 options scheduled to possibly vest in each of fiscal year 2009 and 2010 were amended and are now only subject to service vesting conditions. We currently estimate the performance-based options are probable of achievement and are recording the related expense over the estimated service period using the accelerated method. To the extent Company goals are not achieved, the amount of stock-based compensation recognized in the future will be adjusted.

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

The Company recognized share-based compensation expense of $2.3 million and $1.4 million for the three month periods ended June 28, 2008 and June 30, 2007, respectively, and $9.1 million and $3.7 million for the nine month periods ended June 28, 2008 and June 30, 2007, respectively as a component of selling, general and administrative expenses.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected stock price volatilities are estimated based on the Company’s historical volatility. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free rates are based on U.S. Treasury yields, for notes with comparable terms as the option grants, in effect at the time of the grant. For purposes of this valuation model, no dividends have been assumed. Assumptions for the nine month periods ended June 28, 2008 and June 30, 2007 used in the Black-Scholes model are presented below:

	June 28, 2008	June 30, 2007
Stock plans:
Average expected life in years	4 years	4 years
Expected volatility	31%	28%
Risk-free interest rate	2.7%	4.6%

The following table summarizes option activity for the nine months ended June 28, 2008:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 29, 2007	4,724	$12.89	3 years	$32
Granted	5,325	$9.02
Exercised	(42)	$4.60
Cancelled or expired	(561)	$13.46

Outstanding at June 28, 2008	9,446	$10.71	5 years	$30

Exercisable at June 28, 2008	1,646	$13.81	3 years	$1

Expected to vest after June 28, 2008	7,448	$10.06	5 years	$29

The weighted average per share fair value of options granted during the nine months ended June 28, 2008 and June 30, 2007 was $0.63 and $4.12, respectively. The total intrinsic value of options exercised during the nine months ended June 28, 2008 and June 30, 2007 was $0.1 million and $6.5 million, respectively.

As of June 28, 2008, there was approximately $7.4 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average vesting period of three years.

Restricted Stock Awards: As of June 28, 2008, there were 0.6 million shares of restricted stock awards outstanding. The awards generally vest in 20% or 25% annual increments beginning two or three years from the date of grant.

The following table summarizes restricted stock award activity during the nine months ended June 28, 2008:

Number of Shares (in thousands)
Nonvested at September 29, 2007	648
Granted	453
Vested	(446)
Forfeited	(60)

Nonvested at June 28, 2008	595

The weighted average per share grant-date fair value of restricted stock awards granted during the first nine months of fiscal 2008 and fiscal 2007 was $4.29 and $14.78, respectively.

As of June 28, 2008, there was approximately $5.3 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average period of two years.

5.	Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income (loss) from continuing operations.

	Three Months Ended June 28, 2008			Nine Months Ended June 28, 2008
	Income	Shares	Per Share	Income (Loss)	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income (loss) available to common shareholders	$15,648	71,493	$0.22	$(253,425)	71,367	$(3.55)
Effect of dilutive securities:
Options to purchase common stock		63	—		—	—
Restricted shares		592	—		—	—
Diluted EPS:

Net income (loss) available to common shareholders	$15,648	72,148	$0.22	$(253,425)	71,367	$(3.55)

	Three Months Ended June 30, 2007			Nine Months Ended June 30, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$15,515	70,910	$0.22	$33,999	70,730	$0.48
Effect of dilutive securities:
Options to purchase common stock		403			587	—
Restricted Shares		670			684	(0.01)
Convertible preferred stock		65			65	—
Diluted EPS:

Net income available to common shareholders	$15,515	72,048	$0.22	$33,999	72,066	$0.47

Options to purchase 9,446,652 shares of common stock at prices ranging from $4.26 to $17.99 per share were outstanding at June 28, 2008 and options to purchase 4,891,000 shares of common stock at prices ranging from $4.26 to $17.99 per share were outstanding at June 30, 2007.

For the three month periods ended June 28, 2008 and June 30, 2007, options to purchase 6,750,788 and 2,713,000 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. Shares of common stock from the assumed conversion of the Company’s convertible preferred stock, issued in February 2004, were included in the computation of diluted EPS for the three month period ended June 30, 2007 but were not included in the computation for the three month period ended June 28, 2008 as they were not outstanding during the quarter.

The potential effects of stock awards and the assumed conversion of the Company’s convertible preferred stock were excluded from the diluted earnings per share calculation for the nine month period ended June 28, 2008, because their inclusion in a net loss period would be anti-dilutive to the earnings per share calculation. For the nine month period ended June 30, 2007, options to purchase 1,308,000 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. Shares of common stock from the assumed conversion of the convertible preferred stock were included in the computation of diluted EPS for the nine month period ended June 30, 2007.

6.	Segment Information

Management has determined that the Company has two operating segments which are also reportable segments based on the level at which the Chief Executive Officer reviews the results of operations to make decisions regarding performance assessment and resource allocation. These operating segments are Pet Products and Garden Products.

	Three Months Ended		Nine Months Ended
	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008
Net sales:
Pet Products	$239,715	$239,464	$671,804	$672,001
Garden Products	227,063	253,473	598,032	619,409

Total net sales	$466,778	$492,937	$1,269,836	$1,291,410

Income (loss) from operations:
Pet Products	$29,949	$32,734	$77,041	$(119,837)
Garden Products	16,119	12,561	42,828	(167,386)
Corporate	(8,876)	(11,427)	(30,522)	(24,873)

Total income (loss) from operations	37,192	33,868	89,347	(312,096)

Interest expense – net	(12,906)	(8,986)	(36,039)	(29,717)
Other income	1,194	783	2,879	2,457
Income taxes (tax benefit)	9,495	9,574	20,904	(86,837)
Minority interest (1)	470	443	1,284	906

Net income (loss)	$15,515	$15,648	$33,999	$(253,425)

Depreciation and amortization:
Pet Products	$4,670	$4,554	$13,387	$13,157
Garden Products	1,856	2,130	5,756	6,455
Corporate	1,067	1,668	2,732	4,809

Total depreciation and amortization	$7,593	$8,352	$21,875	$24,421

	September 29, 2007	June 28, 2008
Assets:
Pet Products	$478,714	$504,924
Garden Products	456,484	465,913
Corporate	711,624	363,664

Total assets	$1,646,822	$1,334,501

Goodwill (included in corporate assets above):
Pet Products	$403,715	$200,824
Garden Products	195,043	800

Total goodwill	$598,758	$201,624

(1)	Minority interest is associated with the Garden Products segment.

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

Farnam Companies, Inc. (including Thompson’s Veterinary Supply, Inc.)

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

Matson, LLC

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

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Three Months Ended June 28, 2008

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$138,480	$380,487	$(26,030)	$492,937
Cost of products sold and occupancy	104,445	261,575	(26,030)	339,990

Gross profit	34,035	118,912	—	152,947
Selling, general and administrative expenses	33,744	85,335	—	119,079

Income from operations	291	33,577	—	33,868
Interest – net	(9,104)	118	—	(8,986)
Other income (loss)	(1,778)	2,561	—	783

Income (loss) before income taxes and minority interest	(10,591)	36,256	—	25,665
Income taxes	623	8,951	—	9,574
Minority interest	443	—	—	443

Income (loss) before equity in undistributed income of guarantor subsidiaries	(11,657)	27,305	—	15,648
Equity in undistributed income of guarantor subsidiaries	27,305	—	(27,305)	—

Net income (loss)	$15,648	$27,305	$(27,305)	$15,648

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Three Months Ended June 30, 2007

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$142,646	$348,038	$(23,906)	$466,778
Cost of products sold and occupancy	100,234	239,310	(23,906)	315,638

Gross profit	42,412	108,728	—	151,140
Selling, general and administrative expenses	38,027	75,921	—	113,948

Income from operations	4,385	32,807	—	37,192
Interest – net	(13,044)	138	—	(12,906)
Other income (loss)	(871)	2,065	—	1,194

Income (loss) before income taxes and minority interest	(9,530)	35,010	—	25,480
Income taxes (tax benefit)	(3,811)	13,306	—	9,495
Minority interest	470	—	—	470

Income (loss) before equity in undistributed income of guarantor subsidiaries	(6,189)	21,704	—	15,515
Equity in undistributed income of guarantor subsidiaries	21,704	—	(21,704)	—

Net income (loss)	$15,515	$21,704	$(21,704)	$15,515

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Nine Months Ended June 28, 2008

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$373,574	$1,002,921	$(85,085)	$1,291,410
Cost of products sold and occupancy	270,684	698,732	(85,085)	884,331

Gross profit	102,890	304,189	—	407,079
Selling, general and administrative expenses	93,065	226,110	—	319,175
Goodwill Impairment	400,000	—	—	400,000

Income (loss) from operations	(390,175)	78,079	—	(312,096)
Interest – net	(30,119)	402	—	(29,717)
Other income (loss)	(2,576)	5,033	—	2,457

Income (loss) before income taxes and minority interest	(422,870)	83,514	—	(339,356)
Income taxes (tax benefit)	(108,276)	21,439	—	(86,837)
Minority interest	906	—	—	906

Income (loss) before equity in undistributed income of guarantor subsidiaries	(315,500)	62,075	—	(253,425)
Equity in undistributed income of guarantor subsidiaries	62,075	—	(62,075)	—

Net income (loss)	$(253,425)	$62,075	$(62,075)	$(253,425)

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Nine Months Ended June 30, 2007

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$387,822	$969,411	$(87,397)	$1,269,836
Cost of products sold and occupancy	269,385	670,992	(87,397)	852,980

Gross profit	118,437	298,419	—	416,856
Selling, general and administrative expenses	101,875	225,634	—	327,509

Income from operations	16,562	72,785	—	89,347
Interest – net	(36,412)	373	—	(36,039)
Other income (loss)	(3,323)	6,202	—	2,879

Income (loss) before income taxes and minority interest	(23,173)	79,360	—	56,187
Income taxes (tax benefit)	(9,324)	30,228	—	20,904
Minority interest	1,284	—	—	1,284

Income (loss) before equity in undistributed income of guarantor subsidiaries	(15,133)	49,132	—	33,999
Equity in undistributed income of guarantor subsidiaries	49,132	—	(49,132)	—

Net income (loss)	$33,999	$49,132	$(49,132)	$33,999

CONSOLIDATING CONDENSED BALANCE SHEET

June 28, 2008

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$9,550	$(1,028)	$—	$8,522
Accounts receivable, net	76,352	229,364	(12,970)	292,746
Inventories	104,563	266,489	—	371,052
Prepaid expenses and other assets	13,619	23,148	—	36,767

Total current assets	204,084	517,973	(12,970)	709,087
Land, buildings, improvements and equipment, net	56,436	137,628	—	194,064
Goodwill	201,624	—	—	201,624
Investment in guarantors	664,518	—	(664,518)	—
Deferred income taxes and other assets	84,495	145,231	—	229,726

Total	$1,211,157	$800,832	$(677,488)	$1,334,501

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$49,633	$81,948	$(12,970)	$118,611
Accrued expenses and other current liabilities	53,843	51,521	—	105,364

Total current liabilities	103,476	133,469	(12,970)	223,975
Long-term debt	580,217	277	—	580,494
Other long-term obligations	2,038	2,568	—	4,606
Minority interest	2,741	—	—	2,741
Shareholders’ equity	522,685	664,518	(664,518)	522,685

Total	$1,211,157	$800,832	$(677,488)	$1,334,501

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

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Nine Months Ended June 28, 2008

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$115,993	$(25,779)	$(62,075)	$28,139

Additions to property and equipment	(8,397)	(8,914)	—	(17,311)
Proceeds from property sales, net of expenses	—	12,053	—	12,053
Businesses acquired, net of cash acquired	—	(4,998)	—	(4,998)
Restricted investments	(265)	—	—	(265)
Investment in guarantor subsidiaries	(82,432)	20,357	62,075	—

Net cash provided (used) by investing activities	(91,094)	18,498	62,075	(10,521)

Repayments on revolving line of credit	(621,000)	—	—	(621,000)
Borrowings on revolving line of credit	595,000	—	—	595,000
Repayments of long-term debt	(1,615)	(157)	—	(1,772)
Proceeds from issuance of common stock	1,430	—	—	1,430
Repurchase of common stock	(3,101)	—	—	(3,101)
Redemption of preferred stock	(750)	—	—	(750)
Excess tax benefits from stock-based awards	31	—	—	31
Payment of financing costs	(50)	—	—	(50)

Net cash used by financing activities	(30,055)	(157)	—	(30,212)

Effect of exchange rate changes on cash	—	61	—	61

Net decrease in cash and cash equivalents	(5,156)	(7,377)	—	(12,533)
Cash and cash equivalents at beginning of period	14,706	6,349	—	21,055

Cash and cash equivalents at end of period	$9,550	$(1,028)	$—	$8,522

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

Background

We have transitioned our company to a leading marketer and producer of branded products from a traditional pet and lawn and garden supplies distributor. We made this transition because we recognized the opportunity to build a portfolio of leading brands and improve profitability by capitalizing on our knowledge of the pet and lawn and garden supplies sectors, strong relationships with retailers and nationwide sales and logistics network. Our goal was to diversify our business and improve operating margins by establishing a portfolio of leading brands. Since 1997, we have acquired numerous branded product companies and product lines, including Wellmark and Four Paws in fiscal 1997; Kaytee Products, TFH and Pennington Seed in fiscal 1998; Norcal Pottery in fiscal 1999; AMDRO and All-Glass Aquarium in fiscal 2000; Lilly Miller in fiscal 2001; Alaska Fish Fertilizer in fiscal 2002; Kent Marine, New England Pottery, Interpet, KRB Seed Company, (dba Budd’s Seed), and Energy Savers Unlimited in fiscal 2004; Pets International in fiscal 2005; Farnam, Breeder’s Choice, Tech Pac and Ironite in fiscal 2006; B2E Corporation in fiscal 2007 and Matson LLC in fiscal 2008.

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

Recent Developments

Repurchase of Company Stock

During the quarter ended June 28, 2008, we repurchased 977,000 shares of our voting common stock at an aggregate cost of approximately $4.5 million, or approximately $4.60 per share. Subsequent to quarter-end, we repurchased an additional 302,200 shares during the first week of July 2008 for approximately $1.4 million.

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

Based on our most recent annual impairment test as of July 1, 2007, we determined that there was no goodwill impairment as of September 29, 2007. However, due to the continuing depressed stock price, as of December 29, 2007, shareholders’ equity (book value) was approximately $775 million and the market capitalization was approximately $390 million. As a result, we concluded there was an indicator of possible goodwill impairment as of December 29, 2007.

Accordingly, we updated our analysis and evaluation of goodwill for possible impairment as of December 29, 2007, which included a comparison of market capitalization to the combined fair values of our four reporting units. Based on our updated analysis and sustained decline in market capitalization, we determined that we were required to take a non-cash charge of $400 million in the first fiscal quarter to recognize the impairment of goodwill, comprised of $202 million relating to our Garden segment and $198 million relating to our Pet segment. This non-cash charge of $400 million reduced our net earnings for the nine months ended June 28, 2008 by $290.4 million, or $4.07 per share.

We believe the non-cash charge was not reflective of past results or our long-range forecast, which continues to project growth and margin improvement, and consequently, does not by itself indicate impairment. However, according to current accounting convention, we are required to place greater emphasis on current stock trading values than on our forecasts in performing our impairment assessment.

The Company will perform its annual goodwill impairment test as of June 29, 2008, the first day of the fourth quarter of fiscal 2008.

New Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivatives and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company in its fiscal year beginning September 27, 2009. The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R) “Business Combinations,” which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. This accounting pronouncement is effective prospectively for businesses acquired by us in our fiscal year beginning September 27, 2009. We are currently evaluating the impact of SFAS No. 141(R) on our consolidated financial statements.

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

Critical Accounting Policies, Estimates and Judgments

There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those accounting policies, except for our estimates regarding the fair value of goodwill and other intangible assets pursuant to SFAS No. 142, as set forth in Note 2 to the condensed consolidated financial statements, since our Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”) as of September 30, 2007. Upon adoption of FIN 48, we recognized a $0.5 million increase in our reserve for uncertain tax positions and a cumulative effect adjustment to decrease retained earnings.

Results of Operations

Three Months Ended June 28, 2008

Compared with Three Months Ended June 30, 2007

Net Sales

Net sales for the three months ended June 28, 2008 increased $26.1 million, or 5.6%, to $492.9 million from $466.8 million for the three months ended June 30, 2007. Our branded product sales increased $28.9 million and sales of other manufacturers’ products decreased $2.8 million. Pet Products’ net sales declined $0.3 million, or 0.1%, to $239.4 million for the three months ended June 28, 2008 from $239.7 million in the comparable fiscal 2007 period. Garden Products’ net sales increased $26.4 million, or 11.6%, to $253.5 million for the three months ended June 28, 2008 from $227.1 million in the comparable fiscal 2007 period. The increase was primarily in grass seed and bird feed products. In the prior year quarter, our Garden Products’ net sales were negatively impacted due primarily to unfavorable weather conditions in many parts of the United States. Overall, weather conditions have improved although water restrictions remain in place in some areas. While our branded Pet Products’ sales were approximately the same as the prior year quarter, lower sales in aquatics of approximately $4 million and in equine of approximately $2 million were offset primarily by increased sales in the dog, cat and small animal categories. We expect aquatics sales to remain soft for the remainder of fiscal 2008.

Gross Profit

Gross profit for the three months ended June 28, 2008 increased $1.8 million, or 1.2%, to $152.9 million from $151.1 million for the three months ended June 30, 2007. Although the gross profit in dollars increased, gross profit as a percentage of net sales decreased from 32.4% for the three months ended June 30, 2007 to 31.0% for the three months ended June 28, 2008. The increase in gross profit dollars and the decrease in gross margin were due primarily to our Garden Products’ segment. Increased sales helped increase gross profit dollars although the gross margin deteriorated approximately 2.1 percentage points due to rising input costs and product mix changes such as increased sales of lower margin wild bird feed. Pet Products’ gross profit and gross profit as a percentage of sales remained relatively flat, as compared to the prior year quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.2 million, or 4.6%, to $119.1 million for the three months ended June 28, 2008 from $113.9 million for the three months ended June 30, 2007. As a percentage of net sales, selling, general and administrative expenses decreased slightly to 24.2% for the three months ended June 28, 2008, compared with 24.4% in the comparable prior year quarter. The increase in selling, general and administrative expenses is discussed below.

Selling and delivery expense increased $1.2 million, or 1.8%, from $65.8 million for the three months ended June 30, 2007 to $67.0 million for the three months ended June 28, 2008. As a percentage of net sales, selling and delivery expense decreased to 13.6% from 14.1% of net sales due primarily to lower advertising and promotional costs and payroll cost control measures partially offset by increased fuel costs.

Facilities expense was $4.1 million for the three months ended June 28, 2008 and $3.9 million for the three months ended June 30, 2007.

Warehouse and administrative expense increased $3.8 million, or 8.6%, to $48.0 million in the quarter ended June 28, 2008 from $44.2 million for the three months ended June 30, 2007. The increase was due primarily to increased employee related costs and software amortization costs.

Net Interest Expense

Net interest expense for the three months ended June 28, 2008 decreased $3.9 million, or 30.4%, to $9.0 million from $12.9 million for the three months ended June 30, 2007. The decrease was due primarily to lower interest rates on our floating rate debt and a modest decrease in average borrowings. Our borrowing rate for the quarter was approximately 5.3% compared to 7.4% a year ago.

Other Income

Other income decreased $0.4 million to $0.8 million for the quarter ended June 28, 2008 from $1.2 million for the quarter ended June 30, 2007, due primarily to decreased earnings from investments accounted for under the equity method of accounting.

Income Taxes

Our effective income tax rate was 38.0% for the quarters ended June 28, 2008 and June 30, 2007.

Nine Months Ended June 28, 2008

Compared with Nine Months Ended June 30, 2007

Net Sales

Net sales for the nine months ended June 28, 2008 increased $21.6 million, or 1.7%, to $1,291.4 million from $1,269.8 million for the nine months ended June 30, 2007. Pet Products’ net sales were essentially flat as compared to the nine month fiscal 2007 period. Garden Products’ net sales increased $21.4 million, or 3.6%, to $619.4 million for the nine months ended June 28, 2008 from $598.0 million in the comparable fiscal 2007 period. Our branded product sales increased $35.3 million and sales of other manufacturers’ products decreased $13.7 million. The increase in Garden Products was primarily in grass seed, as prior year Garden Products’ net sales were negatively impacted due primarily to unfavorable weather conditions in many parts of the United States, and bird feed products primarily due to price increases. While our branded Pet Products’ sales were approximately the same as the prior year period, decreased sales in our aquatics business of approximately $17 million and in our equine business of approximately $6 million were offset primarily by increased sales in the dog, cat and small animal category.

Gross Profit

Gross profit for the nine months ended June 28, 2008 decreased $9.8 million, or 2.3%, to $407.1 million from $416.9 million for the nine months ended June 30, 2007. Pet Products’ and Garden Products’ gross profit decreased $6.6 million and $3.2 million, respectively. Gross profit as a percentage of net sales decreased from 32.8% for the nine months ended June 30, 2007 to 31.5% for the nine months ended June 28, 2008 due primarily to rising costs. Our aquatic product margins continue to decline in an environment of weak tank sales and the weighted average cost of grain continues to increase.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $8.3 million, or 2.5%, to $319.2 million for the nine months ended June 28, 2008 from $327.5 million for the nine months ended June 30, 2007. As a percentage of net sales, selling, general and administrative expenses decreased from 25.8% for the nine months ended June 30, 2007 to 24.7% for the nine months ended June 28, 2008. The decrease in selling, general and administrative expenses is discussed below.

Selling and delivery expense decreased $2.2 million, or 1.3%, from $174.3 million for the nine months ended June 30, 2007 to $172.1 million for the nine months ended June 28, 2008. As a percentage of net sales, selling and delivery expense decreased to 13.3% from 13.7% of net sales due primarily to lower advertising and promotional costs and cost control measures partially offset by increased fuel costs.

Facilities expense remained relatively flat at $11.6 million for the nine months ended June 28, 2008 and $11.3 million for the nine months ended June 30, 2007.

Warehouse and administrative expense decreased $6.4 million, or 4.5%, to $135.5 million in the nine month period ended June 28, 2008 from $141.9 million for the nine month period ended June 30, 2007. The decrease was due to gains of $11.1 million from the sale of assets of $6.3 million and a legal settlement of $5.0 million, coupled with reduced third party provider costs. These decreases were partially offset by a non-cash impairment charge and increased employee related costs and software amortization costs.

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

Net Interest Expense

Net Interest Expense was $29.7 million compared to $36.0 million for the nine months ended June 30, 2007. The decrease was due primarily to lower interest rates on our floating rate debt. Our borrowing rate for the nine months ended June 28, 2008 was approximately 6.0% compared to 7.4% a year ago.

Other Income

Other income decreased $0.4 million to $2.5 million for the nine months ended June 28, 2008 from $2.9 million for the nine months ended June 30, 2007, due primarily to decreased earnings from investments accounted for under the equity method of accounting.

Income Taxes

Our effective income tax rate was 25.5% for the nine months ended June 28, 2008 compared to 38.1% for the nine months ended June 30, 2007. The fiscal 2008 effective tax rate was lower than in the prior year due primarily to the non-cash goodwill impairment charge in the first quarter of fiscal 2008.

Inflation

The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation, we believe that the effects of inflation on our operations are significant.

Weather and Seasonality

Historically, our sales of lawn and garden products have been influenced by weather and climate conditions in the different markets we serve. Additionally, the Garden Products’ business has historically been highly seasonal. In fiscal 2007, approximately 62% of Garden Products’ net sales and 57% of our total net sales occurred in the second and third fiscal quarters. Substantially all of Garden Products’ operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.

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

We service two broad markets: pet supply and lawn and garden supply. Our pet supply businesses involve products that have a year round selling cycle with a slight degree of seasonality. As a result, it is not necessary to maintain large quantities of inventory to meet peak demands. Additionally, this level sales cycle eliminates the need for manufacturers to give extended credit terms to either distributors or retailers. On the other hand, our lawn and garden businesses are highly seasonal with approximately 62% of Garden Products’ net sales occurring during the second and third fiscal quarters. For many manufacturers of garden products, this seasonality requires them to ship large quantities of their product well ahead of the peak consumer buying periods. To encourage distributors to stock large quantities of inventory, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.

Cash flows for the nine months ended June 28, 2008 were $28.1 million of cash provided by operating activities, $10.5 million of cash used in investing activities and $30.2 million of cash used in financing activities. Net cash provided by operating activities increased $31.0 million over the prior period. The improvement in cash from operating activities was attributable primarily to better working capital management. Net cash used in investing activities decreased $52.9 million from the prior year period due primarily to lower capital expenditures in the current year period, the absence of acquisitions and proceeds received from sales of facilities, partially offset by the collection of a note in the prior year period. Net cash used in financing activities increased $83.9 million from the prior year period due primarily to the use of additional operating cash flow generated in the current year period which reduced our seasonal reliance on our revolving line of credit.

During the quarter ended June 28, 2008, we repurchased 977,000 shares of our voting common stock at an aggregate cost of approximately $4.5 million, or approximately $4.60 per share. Subsequent to quarter-end, we repurchased an additional 302,200 shares during the first week of July 2008 for approximately $1.4 million.

At June 28, 2008, our total debt outstanding was $583.8 million compared to $616.3 million at June 30, 2007, due to increased operating cash flows and reduced capital expenditures and borrowings under our revolving line of credit.

We have $650 million in senior secured credit facilities, consisting of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from 0% to 0.375%, or LIBOR plus a margin, which fluctuates from 0.75% to 1.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of June 28, 2008, the applicable interest rate on the revolving credit facility was 3.87%. Interest on the term loan is based on a rate equal to LIBOR plus a margin, which fluctuates from 1.50% to 1.75%, or the prime rate plus a margin, which fluctuates from 0.50% to 0.75%, at our option. As of June 28, 2008, the applicable interest rate on the term loan was 3.99%. The term loan is payable in quarterly installments of $750,000 with the balance payable in September 2012. These facilities are secured by substantially all of our assets and contain certain financial covenants that require us to maintain minimum levels of interest coverage and maximum levels of total debt to EBITDA and that restrict our ability to repurchase our stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the facilities.

In March 2007 and in August 2007, we amended the maximum leverage and minimum interest coverage ratios, amended certain defined terms and amended certain negative covenants and other provisions of our credit agreement. In the August 2007 amendment, we also made certain changes to the interest rate on loans to provide for a margin on loans when our leverage rates exceed 4.5x. There was $138.0 million outstanding at June 28, 2008 under the $350 million revolving credit facility plus $15.8 million outstanding under certain letters of credit. The remaining potential borrowing capacity was up to $196.2 million. Our borrowing capacity is also subject to compliance with the financial covenants in our credit agreement. Through the fiscal quarter ending in June 2008, our credit agreement requires a minimum interest coverage ratio of 2.5 to 1.0 and a maximum leverage ratio of 5.0 to 1.0. As of June 28, 2008, our interest coverage ratio was 3.4 to 1.0 and our leverage ratio was 4.1 to 1.0, and we were in compliance with all financial covenants.

We believe that cash flows from operating activities, funds available under our revolving credit facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures for fiscal 2008 will not exceed $25 million, which is down from $45 million previously stated. The decrease in expected capital expenditures is due primarily to our extension of the implementation schedule of a scalable enterprise-wide information technology platform, to provide additional time for preparing the organization for operating on such a system, and reduced other discretionary capital expenditures. Capital expenditures for 2009 and beyond will depend upon the pace of conversion of remaining legacy systems and the amount and timing of other discretionary capital expenditures.

As part of our growth strategy, we have acquired a number of companies, and we anticipate that we will continue to evaluate potential acquisition candidates in the future. If one or more potential material acquisition opportunities become available in the near future, we may require additional external capital. In addition, such acquisitions would subject us to the general risks associated with acquiring companies, particularly if the acquisitions are relatively large.

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

We believe there has been no material change in our exposure to market risk from that discussed in our fiscal 2007 Annual Report filed on Form 10-K.

Item 4.	Controls and Procedures

(a) Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, we believe that the disclosure controls and procedures are effective.

(b) Changes in internal controls. There were no changes in our internal controls during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On February 11, 2008, the Company and two of its affiliates were named as defendants in an action filed in United States District Court in the Western District of Texas in a matter entitled Perfect Birds LLC v. Kaytee Products, Inc., Pets International, Ltd. and Central Garden & Pet Co., No. W08CA042 (W.D. Texas – Waco Division). Plaintiff asserts various claims arising out of its $1.2 million purchase of assets of the Company’s former affiliate, Perfect Birds, LLC, including claims of breach of contract, breach of implied warranty, fraud and improper trade practices, and seeks unspecified damages. Discovery in the case is in its early stages. The matter is currently scheduled for trial on March 9, 2009.

The Company may from time to time become involved in certain legal proceedings in the ordinary course of business. Currently, the Company is not a party to any other legal proceedings that management believes would have a material adverse effect on the financial position or results of operations of the Company.

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

During the fourth quarter of fiscal 2006 and in fiscal 2007, prices for some of our key crops increased substantially, and these price increases have continued in the first three quarters of fiscal 2008. Our cost of goods for grain increased approximately $30 million in fiscal 2007 over fiscal 2006. To date in fiscal 2008, the weighted average cost of grain increased 49% over the first three quarters of fiscal 2007. Although we have been able to negotiate some price increases with our retailers, these price increases have not fully offset the rising costs. In fiscal 2007, the impact of these grain cost increases was only about half offset by price increases that we were able to obtain from our retailers. We can provide no assurance as to the timing or extent of our ability to implement additional price adjustments in the current context of rising costs or in the event of increased costs in the future. We also cannot predict to what extent price increases may negatively affect our sales volume. As retailers pass along price increases, consumers may shift to our lower margin pet bird feed, switch to competing products or reduce purchases of wild bird feed products.

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

Inflation, economic uncertainty and adverse macro-economic conditions may harm our business.

Our revenues and margins are dependent on various economic factors, including rates of inflation, rising energy costs, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. During the last year, we have been adversely impacted by rising input costs related to domestic inflation, particularly relating to grain and seed prices, fuel prices and the ingredients used in our garden fertilizer and chemicals, and many of our other input costs. The rising costs have made it difficult for us increase prices to our retail customers at a pace that will enable us to preserve historical margins. Our business has also been negatively impacted by the current downturn in the housing market and by declining consumer confidence, as well as other macro-economic factors. As a result, our gross margins and operating income have been adversely impacted. If we are unable to pass through rising input costs and raise the price of our products, or consumer confidence continues to weaken, we may continue to experience gross margin declines

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended June 28, 2008 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
March 30, 2008 – May 3, 2008	7,239	(2)	$4.61	—	$89,986,000
May 4, 2008 – May 31, 2008	300		$6.28	300	$89,984,000
June 1, 2008 – June 28, 2008	976,700		$4.60	976,700	$85,490,000

Total	984,239		$4.60	977,000	$85,490,000

(1)

In December 2005, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization.

(2)	All shares purchased during the period indicated represent withholding of a portion of shares to cover taxes in connection with vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: September 9, 2008

/s/ WILLIAM E. BROWN
William E. Brown
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ STUART W. BOOTH
Stuart W. Booth
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)