Form 10-K
period 2008-09-27
CENTRAL GARDEN & PET CO
filed 2008-11-26
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2008

Commission File Number 1-33268

CENTRAL GARDEN & PET COMPANY

(Exact name of registrant as specified in its charter)

Delaware	68-0275553
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1340 Treat Boulevard, Suite 600, Walnut Creek, California 94597

(Address of principal executive offices) (Zip Code)

Telephone Number: (925) 948-4000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock Class A Common Stock	Nasdaq Nasdaq

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At March 29, 2008, the aggregate market value of the registrant’s Common Stock, Class A Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $93,245,000, $194,249,000 and $235,000, respectively.

At November 14, 2008, the number of shares outstanding of the registrant’s Common Stock was 21,004,512 and the number of shares of Class A Common Stock was 48,535,149. In addition, on such date, the registrant had outstanding 1,652,262 shares of its Class B Stock, which are convertible into Common Stock on a share-for-share basis.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders – Part III of this Form 10-K.

Central Garden & Pet Company

Index to Annual Report on Form 10-K

For the fiscal year ended September 27, 2008

i

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-K are set forth in this Form 10-K, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	seasonality and fluctuations in our operating results and cash flow;

•	fluctuations in market prices for seeds and grains;

•	declines in consumer spending during economic downturns;

•	inflation and adverse macro-economic conditions;

•	supply shortages in small animals and pet birds;

•	adverse weather conditions;

•	fluctuations in energy prices, fuel and related petrochemical costs;

•	inability to comply with the terms of our indebtedness;

•	limitations in our debt capacity as a result of deterioration in operating results coupled with our current outstanding indebtedness and seasonal borrowing needs;

•	impact of stock price decline on raising capital and dilution;

•	access to additional capital;

•	dependence on a few customers for a significant portion of our business;

•	consolidation trends in the retail industry;

•	uncertainty about new product innovations and marketing programs;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	dependence upon our key executive officers;

•	implementation of a new enterprise resource planning information technology system;

•	potential environmental liabilities;

•	risk associated with international sourcing;

•	litigation and product liability claims;

•	the voting power associated with our Class B stock; and

•	potential dilution from issuance of authorized shares.

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

iii

PART I

Item 1. Business

BUSINESS

Our Company

Central Garden & Pet Company is a leading innovator, marketer and producer of quality branded products. We are one of the largest suppliers in the pet and lawn and garden supplies industries in the United States. The total pet industry is estimated to be approximately $36 billion in annual retail sales. We estimate the annual retail sales of the pet supplies and ultra-premium pet food markets in the categories in which we participate to be approximately $15 billion. The total lawn and garden industry in the United States is estimated to be approximately $95 billion in annual retail sales. We estimate the annual retail sales of the lawn and garden supplies markets in the categories in which we participate to be approximately $7 billion.

Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, ultra-premium dog and cat food and treats, leashes, collars, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under a number of brand names including AdamsTM, All-Glass Aquarium®, Altosid, AqueonTM, BioSpot®, Breeder’s Choice®, Coralife®, Farnam®, Four Paws®, Interpet, Kaytee®, Kent Marine®, Nylabone®, Pet Select®, Pre Strike®, Oceanic Systems®, Super Pet®, TFHTM , ZillaTM and Zodiac®.

Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, ant and other herbicide, insecticide and pesticide products; and decorative outdoor lifestyle and lighting products including pottery, trellises and other wood products and holiday lighting. These products are sold under a number of brand names including AMDRO®, GKI/Bethlehem Lighting®, Grant’sTM, Ironite®, Lilly Miller®, Matthews Four SeasonsTM, New England Pottery®, Norcal Pottery®, Pennington®, Over’n Out®, Sevin® and The Rebels®.

In fiscal 2008, our consolidated net sales were $1.7 billion, of which our lawn and garden segment, or Garden Products, accounted for approximately $807.6 million and our pet segment, or Pet Products, accounted for approximately $897.8 million. In fiscal 2008, our loss from operations was $324.4 million, of which Garden Products accounted for $198.2 million and Pet Products accounted for $88.2 million, before corporate expenses and eliminations of $38.0 million. See Note 15 to our consolidated financial statements for financial information about our two operating segments.

Recent Developments

Repurchase of Company Stock. During fiscal 2008, we repurchased 1,279,200 shares of our voting common stock at an aggregate cost of approximately $5.9 million, or approximately $4.61 per share.

Fiscal 2008 Operating Performance Decline. During fiscal 2008, our sales and operating results continued to be adversely impacted primarily by unfavorable weather conditions in many parts of the United States, extraordinary grain cost increases in our wild bird feed operations, inventory reduction initiatives by our retail customers, the current downturn in the housing market and the declining U.S. economy. Portions of the Southeast, including sections of Georgia, Tennessee, South Carolina, North Carolina and Texas continued to be impacted by drought conditions that ranged from abnormally dry to exceptionally dry according to the U.S. Drought Mitigation Center. Grain costs related primarily to our wild bird feed operations increased by approximately $17 million in fiscal 2008 over the abnormally high costs in fiscal 2007. Our total pounds purchased of the related wild bird feed grains declined 17%, which was more than offset by the 39% increase in the weighted average cost of grains purchased throughout the year. The factors that impacted fiscal 2008 performance were largely a continuation of the same factors that impacted fiscal 2007. Additionally, our Pet Products segment was impacted by continued deterioration in the aquatics market and the reduced availability of small animals at retail due primarily to governmental regulation.

Due to the continuing challenging business conditions, current operating losses in certain operations and the significant decline in our market capitalization during fiscal 2008, we recorded non-cash charges of $403 million related to goodwill impairments within our Pet Products and Garden Products segments and $27 million for impairments of long-lived assets in our Garden Products segment.

Fiscal 2009 Outlook. We currently expect our fiscal 2009 financial results to be better than fiscal 2008 results but to continue below our historical performance. We believe we have addressed many of the business-specific issues that impacted our business in fiscal 2007 and 2008. Still, we may be impacted by continued adverse weather conditions across the United States if drought conditions continue to persist in key regions of the country and we are not insulated from a potential broad –based dramatic downturn in consumer demand.

Notwithstanding our fiscal 2009 outlook, we are operating in an uncertain and volatile economic environment, which could have unanticipated adverse effects on our business. Recent financial market turmoil and uncertain economic conditions, including increases in food and fuel prices, changes in the credit and housing markets leading to the current financial and credit crisis, actual and potential job losses among many sectors of the economy, significant declines in the stock market resulting in large losses to consumer retirement and investment accounts, and uncertainty regarding future federal tax and economic policies have resulted in reduced consumer confidence and curtailed retail spending. Additionally, during the current economic downturn, some companies have experienced difficulties in drawing on lines of credit, issuing debt and raising capital generally, which has had a material adverse effect on their liquidity.

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

•

Innovative New Products. We have developed a reputation for introducing innovative and high quality products. We continuously seek to introduce new products at a reasonable cost, both as complementary extensions of existing product lines and as new product categories. In fiscal 2008, Pennington Seed launched Smart Seed, a drought-tolerant grass seed product that develops strong, deep root systems and requires up to 30% less water. We have received approximately 40 awards for our new pet products in the last three years.

•

Strong Relationships with Retailers. We have developed strong relationships with major and independent retailers through product innovation, premium brand names, broad product offerings, captive sales and logistics capabilities and a high level of customer service. Major retailers value the efficiency of dealing with suppliers with national scope and strong brands. These strengths have made us one of the largest pet supplies vendors to PETsMART, PETCO and Wal*Mart and among the largest lawn and garden supplies vendors to Wal*Mart, Home Depot and Lowe’s. Our ability to service large retailers, to meet their unique needs for packaging and point of sale displays and to offer new innovative products provides us with a competitive advantage. Independent retailers value our high level of customer service and broad array of premium branded products. We are the largest supplier to independent pet supplies retailers in the United States.

•

Favorable Long-Term Industry Characteristics. The pet and lawn and garden supplies markets in the U.S. have grown and are expected to continue to grow over the long-term due to favorable demographic and leisure trends. The key demographics bolstering our markets are the growth rates in the number of children under 18 and the number of adults over age 55. Households with children tend to own more pets, and adults over 55 are more likely to be “empty nesters” who keep pets as companions and have more disposable income and leisure time available for both pets and garden activities.

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

•

Experienced and Incentivized Management Team. Our senior management team has significant experience in the pet and lawn and garden supplies industries. William E. Brown, our Chairman and Chief Executive Officer, has over 25 years of industry experience. Mr. Brown also owns approximately 9% of our outstanding stock.

Business Strategy

Our objective is to increase market share, revenue, cash flow and profitability by enhancing our position as one of the leading companies in the U.S. pet supplies industry and the lawn and garden supplies industry. To achieve our objective, we plan to capitalize on our strengths and the favorable industry trends by implementing the following key elements of our business strategy:

•

Promote Existing Brands. With our broad product assortment, strong brand names, strong sell-through and innovative products and packaging, we believe we can further strengthen our relationships with existing retailers to increase shelf space and sales. We believe that the strength of our major customers provide us with a solid foundation for future growth. We intend to gain market share in the mass market, grocery and specialty pet store channels and add new retailers through marketing and sales personnel dedicated to these channels, as well as our innovative product introductions and packaging. We will continue to focus on using our sales and logistics network to emphasize sales of our higher margin, proprietary brands and to use efficient supply chain capabilities that enable us to provide retailers with high service levels and consistent in-stock positions. In addition, we intend to leverage our existing brands to expand opportunistically into international markets with existing retailers.

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

•

Improve Margins. We believe there are opportunities to improve our gross and operating margins through price increases, increased sales of our higher margin, innovative branded products and cost reductions and leveraging of our existing infrastructure. Since fiscal 2004, we consolidated our sales and logistics centers, made capital improvements and consolidated some of our manufacturing facilities to reduce costs and improve manufacturing efficiencies. As a result of our initiatives, gross margins increased from 30.3% in fiscal 2004 to 33.0% in fiscal 2006. However, our gross margin declined to 32.0% in fiscal 2007 and to 30.6% in fiscal 2008 due primarily to significant grain cost increases and adverse weather conditions.

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

Products-General

The following table indicates each class of similar products which represented more than 10% of our consolidated net sales in the fiscal years presented (in millions).

Category	2008	2007	2006
Grass seed	$206.3	$195.7	$210.6
Bird feed	199.7	168.3	147.0
Garden chemicals and control products	247.6	257.4	256.9
Other garden supplies	232.6	221.5	239.5
Other pet supplies	819.2	828.2	767.5

Total	$1,705.4	$1,671.1	$1,621.5

Pet Products Business

Overview

We are one of the leading marketers and producers of premium branded pet supplies in the United States. We believe that most of our brands are the number one or two brands in their respective U.S. market categories. In addition, Pet Products operates the largest sales and logistics network in the industry, which strategically supports its brands. In fiscal 2008, Pet Products accounted for $897.8 million of our consolidated net sales and $88.2 million of our consolidated loss from operations before corporate expenses and eliminations, including $196.0 million of impairment charges.

Industry Background

According to the 2007-2008 APPMA National Pet Owners Survey, U.S. pet ownership is at its highest level, with 71.1 million households, or 63%, owning a pet, an increase of 2.0 million households, or 2.9%, when compared to household pet ownership in 2004.

The pet industry includes live animals, food, supplies, veterinarian care and services. We operate primarily in the pet supplies segment of the industry. This segment includes: products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, leashes, collars, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners and supplements, and information and knowledge resources; and products for horses and livestock. According to Mintel, retail sales of pet supplies in 2008 are expected to reach $10.3 billion, a compound annual growth rate of 6% since 2003. Mintel also estimates that retail sales of pet supplies will reach $12.8 billion by 2013, a compounded annual growth rate of 4% from 2008. We also operate in the ultra-premium category of dog and cat food and treats. Mintel estimates the total pet food market to be $17.7 billion in 2008. Packaged Facts asserts the pet food market is experiencing an “upscale thrust,” featuring products that are natural, functional and address specific dietary needs of animals, primarily dogs and cats. We estimate the current applicable market opportunity for our high-end, ultra-premium dog and cat food and treats to be approximately $4 billion.

We believe this growth is due in significant part to favorable demographic and leisure trends, which we expect to continue, albeit potentially at a slower rate due to recessionary pressures in the broader U.S. economy. The key demographics bolstering the U.S. pet supplies market are the growth rates in the number of children under 18 and the number of adults over age 55. According to U.S. census data, the 55-64 age groups is expected to grow at a compound annual growth rate of approximately 4% through 2010. Households with children tend to own more pets, and adults over 55 are more likely to be “empty nesters” who keep pets as companions and have more disposable income and leisure time available for pets. In addition, many pet supplies products (e.g., dog and cat food, dog chews, bird food, grooming supplies, pest control, etc.) are routinely consumed and replenished.

The U.S. pet supplies market is highly fragmented with over 2,000 manufacturers, consisting primarily of small companies with limited product lines. The majority of these manufacturers do not have a captive sales and logistics network and must rely on us or other independent distributors to supply their products to regional pet specialty chains and independent retailers.

The pet food and supplies industry retail channel also remains fragmented, with over 15,000 independent pet supply stores in the United States and only two national specialty retailers, PETsMART and PETCO. These two “pet superstores” have been growing rapidly, and pet products have also become a growing category in mass merchandisers, discounters and grocery outlets. PETsMART and PETCO typically offer the broadest product selection with competitive prices and a growing array of pet services. Mass merchandisers, supermarkets and discounters have historically carried a limited product assortment that features primarily pet food, but we believe these retailers are devoting more shelf space to meet increased consumer demand for premium pet supplies. Independent pet stores typically have a relatively broad product selection and attempt to differentiate themselves by offering premier brands and knowledgeable service.

Proprietary Branded Pet Products

Our principal pet supplies categories are aquatics, dog & cat, bird & small animal/specialty pet food and animal health and nutrition products.

Aquatics. We are a leading supplier of aquariums and related fixtures and furniture, water conditioners and supplements, sophisticated lighting systems and accessories featuring the brands Aqueon, Zilla, Oceanic Systems Aquariums, Kent Marine, Coralife and Blagdon.

Dog & Cat. We are a leading marketer and producer of premium healthy edible and non-edible chews, ultra-premium dog and cat food, toys, collars, leashes, grooming supplies, pet carriers and other accessories, and information and knowledge resources featuring the brands Nylabone, Four Paws, TFH, Pet Select, Interpet, Pet Love and Mikki®. Nylabone has a strong history of developing innovative new products such as the NutriDent® Edible Dental Brush Chews, Toro and Lobo as well as numerous other award winning dog toys. Four Paws products include grooming supplies and toys, and TFH is a leading producer and publisher of pet books and magazines. Breeder’s Choice is regarded by the industry as one of the highest quality developers and manufacturers of ultra-premium natural pet food and treats. Breeder’s Choice brands include Pinnacle®, Avoderm® and Active Care® .

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

Animal Health. We are a leading marketer and producer of flea, tick, mosquito and other insect control products produced by Wellmark International and sold primarily under the Zodiac, Altosid, Pre Strike and Extinguish® brand names. Wellmark is the only domestic producer of (S)-Methoprene, which is an active ingredient to control mosquitoes, fleas, ticks, ants and mites in many professional and consumer insect control applications. We also sell (S)-Methoprene to manufacturers of other insect control products, including Frontline Plus. In addition, through our Farnam operations, we are a leading manufacturer and marketer of innovative health care products for horses, household pets and livestock. Farnam’s portfolio of industry leading brands includes the Farnam umbrella brand, Equicare®, ComboCareTM , IverCare® , Bronco®, Super Mask® and Repel-X® for horses, D-WormTM, BioSpot® and Scratchex® for household pets, and Adams and Bite FreeTM insect controls for home and yard care.

Sales and Logistics Network

Our domestic sales and logistics network, consisting of ten facilities, exists primarily to promote our proprietary brands and provides value-added service to over 6,000 independent specialty retail stores for our branded products. This includes acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick responses to changing customer and retailer preferences, rapid deployment and feedback for new products and immediate exposure for acquired brands. The network also sells many other manufacturers’ brands of pet supplies and combines these products with our branded products into single shipments enabling our independent customers to deal with us on a cost effective basis to meet their pet supplies requirements. We also operate one sales and logistics facility in the United Kingdom.

Sales and Marketing

Our sales strategy is multi-tiered and designed to capture maximum market share with retailers. Our customers include retailers, such as regional and national specialty pet stores, independent pet retailers, mass merchants and grocery stores, and professionals, such as manufacturers of insect control products, veterinarians, municipalities, farmers and other economic animal buyers. PETsMART accounted for approximately 10% of Pet Products’ net sales in fiscal 2008, 2007 and 2006. PETCO is also a significant customer.

To maximize our product placement and visibility in retail stores, we market our products through the following complementary strategies:

•	each of our categories has a dedicated sales force that focuses on their specific products across all trade channels;

•	our sales and logistics network, which includes sales and marketing personnel, focuses on gaining product and program placement at thousands of independent retailers;

•	dedicated account-managers and sales teams service several of our largest customers; and

•	independent distributors, who sell our brands.

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

Manufacturing

Pet Products currently manufactures the majority of its branded products in 17 manufacturing facilities. In addition, certain of our proprietary branded products are manufactured by contract manufacturers. We have entered into an exclusive arrangement with a third party to manufacture (S)-Methoprene, the active ingredient in our flea and tick control products. We have not experienced supply interruptions from this manufacturer in the past, and we maintain an inventory of (S)-Methoprene that we believe is sufficient to sustain our own short-term production if substitute manufacturing capability for (S)-Methoprene should become necessary.

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

The principal raw materials required for Kaytee’s bird feed manufacturing operations are bulk commodity grains, including millet, milo and sunflower seeds, which are generally purchased from large national commodity companies and local grain cooperatives. In order to ensure an adequate supply of grains to satisfy expected production volume, Kaytee enters into contracts to purchase a portion of its expected grain and seed requirements at future dates by fixing the quantity, and often the price, at the commitment date. Although we have never experienced a severe interruption of supply, we are exposed to price risk with respect to the portion of our supply which is not covered by contracts with a fixed price. In fiscal 2007 and 2008, we were adversely impacted by extraordinary increases in grain costs related primarily to our wild bird feed operations. The primary cause for the higher grain costs in fiscal 2008 were the inflationary pressures resulting from the macro-economic environment. The primary causes for the higher grain costs in fiscal 2007 were lower crop yields in 2006 due to drought conditions in key grain producing regions in the United States and farmers shifting to corn-based crops for the production of ethanol. Grain costs in the pet and garden segments related primarily to our wild bird feed operations increased by approximately $17 million in fiscal 2008 over fiscal 2007. Our total pounds purchased of the related wild bird feed grains declined 17%, which was more than offset by the 39% increase in the weighted average cost of grain purchased throughout the year. Grain costs in the pet and garden segments increased approximately $30 million in fiscal 2007 over fiscal 2006. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

Competition

The pet supplies industry is highly competitive and has experienced considerable consolidation in the last three years. Our branded pet products compete against national and regional branded products and private label products produced by various suppliers. Our largest competitors are Spectrum Brands and Hartz Mountain. Pet Products competes primarily on the basis of brand recognition, innovation, upscale packaging, quality and service. Pet Products’ sales and logistics operations compete with a number of smaller local and regional distributors, with competition based on product selection, price, value-added services and personal relationships.

Garden Products Business

Overview

We are a leading company in the consumer lawn and garden market in the United States and offer both premium and value-oriented branded products. We market and produce a broad array of premium brands, including Pennington, The Rebels, AMDRO, Grant’s, Lilly Miller, Ironite, Sevin, Over’n Out, Norcal Pottery, New England Pottery, GKI/Bethlehem Lighting and Matthews Four Seasons. We also market and produce value brands that offer products comparable in quality to premium brands at lower prices, including Wal*Mart’s private label brand. In addition, Garden Products operates a sales and logistics network that strategically supports its brands. In fiscal 2008, Garden Products accounted for $807.6 million of our consolidated net sales and $198.2 million of our consolidated loss from operations before corporate expenses and eliminations, including $233.8 million of impairment charges.

Industry Background

We believe that gardening is one of the most popular leisure activities in the United States, with approximately 85 million or 80% of all U.S. households participating in one or more lawn and garden activities in 2005. We estimate the retail sales of the lawn and garden supplies industry in the categories in which we participate to be approximately $7 billion. We believe that the industry will continue to grow due to favorable demographic trends, albeit potentially at a slower rate due to recessionary pressures in the broader U.S. economy. The key demographic bolstering our lawn and garden market is the growth rate in the number of adults over age 55, who are more likely to be “empty nesters” and have more disposable income and leisure time available for garden activities. As the baby boom generation ages, this segment is expected to grow faster than the total population. According to U.S. census data, the 55-64 age group is expected to grow at a compound annual growth rate of approximately 4% through 2010. We believe that this demographic should increase the number of lawn and garden product users.

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

Proprietary Branded Lawn and Garden Products

Our principal lawn and garden product lines are grass seed, wild bird feed, insect control products, lawn and garden care products, decorative outdoor patio products and Christmas products and lighting. Our Pennington brand is one of the largest brands in grass seed and wild bird feed, and our Amdro brand is a leading fire ant bait brand. We are also a leading marketer of indoor and outdoor pottery products through our Norcal Pottery and New England Pottery brands.

Grass Seed. We are a leading marketer and producer of numerous mixtures and blends of cool and warm season turf grass for both the residential and professional markets, as well as forage and wild game seed mixtures. We sell these products under the Pennington Seed, Pennington, Penkoted® , Max-Q®, ProSelectTM, Tournament QualityCM , MasterTurf®, The Rebels, Palmer’s Pride and Smart SeedTM brand names. We also produce private label brands of grass seed, including Wal*Mart’s private label grass seed. The Pennington grass seed manufacturing facilities are some of the largest and most modern seed conditioning facilities in the industry. In fiscal 2008, Pennington Seed launched Smart Seed, a drought-tolerant grass seed product that develops strong, deep root systems and requires up to 30% less water.

Wild Bird Products. We are a leading marketer and producer of wild bird feed, bird feeders, bird houses and other birding accessories in the United States. These products are sold primarily under the Pennington brand name. Our wild bird feed is treated with Bird-Kote®, a nutritious coating made up of vegetable oil fortified with oil-soluble vitamins and elements needed by wild birds.

Lawn and Garden Chemicals. We are a leading marketer of lawn and garden weed, moss, insect and pest control products and soil supplements and stimulants. We sell these products under the Knockout®, Strike®, Lilly Miller, Maxide®, Alaska Fish Fertilizer®, IMAGE®, Sevin, Over’n Out and RooTone® brand names and the Eliminator private label for Wal*Mart. We are also a leading marketer of fire ant bait, sold primarily in the southern United States, under the AMDRO brand name. In addition, we market ant baits, animal repellents and garden aid products under the Grant’s brand name. We manufacture several lines of lawn and garden fertilizers and soil supplements, in granular and liquid form, under the Pennington, Pro Care, Ironite and other private and controlled labels.

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

Sales and Logistics Network

Our sales and logistics network, consisting of 23 facilities, exists primarily to promote our proprietary brands and provides us with key access to retail stores for our branded products, acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick responses to changing customer and retailer preferences, rapid deployment and feedback for new products, immediate exposure for acquired brands and comprehensive and strategic information. The network also sells other manufacturers’ brands of lawn and garden supplies and combines these products with our branded products into single shipments enabling our customers to deal with us on a cost-effective basis to meet their lawn and garden supplies requirements.

Sales and Marketing

The marketing strategy for our premium products is focused on meeting consumer needs through innovation, upscale packaging, quality and retail shelf placement. The marketing strategy for our value products is focused on promotion of the quality and efficacy of our value brands at a lower cost relative to premium brands. Our customers include retailers, such as mass merchants, home improvement centers, independent lawn and garden nurseries, drug and grocery stores, and professional end users. Sales to Wal*Mart represented approximately 30%, 31% and 29%, sales to Home Depot represented approximately 12%, 14% and 15% and sales to Lowe’s represented approximately 18%, 17% and 15% of Garden Products’ net sales in fiscal 2008, 2007 and 2006, respectively.

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

Manufacturing

Garden Products currently operates 24 manufacturing facilities. In addition, certain of our proprietary branded products are manufactured by contract manufacturers.

Purchasing

Most of the raw materials purchased by Garden Products are acquired from a number of different suppliers. The key ingredients in our fertilizer and insect and weed control products are commodity and specialty chemicals including phosphates, urea, potash, herbicides, insecticides and fungicides. Garden Products obtains grass seed from various sources. The principal raw materials required for Pennington’s wild bird feed manufacturing operations are bulk commodity grains, including millet, milo and sunflower seeds, which are generally purchased from large national commodity companies and local grain cooperatives. Garden Products obtains its raw materials from various sources, which it presently considers to be adequate. No one source is considered to be essential to Garden Products. In order to ensure an adequate supply of seed to satisfy expected production volume, Pennington enters into contracts up to five years in advance to purchase a portion of its grass seed requirements at future dates by fixing the quantity, and often the price, at the commitment date. Although we have never experienced a severe interruption of supply, we are exposed to price risk with respect to the portion of our supply which is not covered by contracts with a fixed price. In fiscal 2007 and fiscal 2008, we were adversely impacted by extraordinary increases in grain costs related primarily to our wild bird feed operations. The primary cause for the higher grain costs in fiscal 2008 was the inflationary pressures resulting from the macro-economic environment. The primary causes for the higher grain costs in fiscal 2007 were lower crop yields in 2006 due to drought conditions in key grain producing regions in the United States and farmers shifting to corn-based crops for the production of ethanol. Grain costs in the pet and garden segments related primarily to our wild bird feed operations increased by approximately $17 million in fiscal 2008 over fiscal 2007. Our total pounds purchased declined 17%, which was more than offset by the 39% increase in the weighted average cost of grain purchased throughout the year. Grain costs in the pet and garden segments increased approximately $30 million in fiscal 2007 over fiscal 2006. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

Competition

The lawn and garden products industry is highly competitive. Our lawn and garden products compete against national and regional products and private label products produced by various suppliers. Our turf and forage grass seed products, fertilizers, pesticides and combination products compete principally against products marketed by The Scotts Miracle-Gro Company (“Scotts”). Scotts’ dominant position in the lawn and garden industry is a significant competitive disadvantage for our similar garden products. In addition, Spectrum Brands is a strong competitor with a broad product line. Garden Products competes primarily on the basis of its premium and value brands, quality, service, price, low cost manufacturing and strong brand names. Garden Products’ sales and logistics operations also compete with a large number of smaller local and regional distributors, with competition based on price, service and personal relationships.

Significant Customers

Wal*Mart, our largest customer, represented approximately 17% of our total company net sales in fiscal 2008, 2007 and 2006 and represented approximately 30% of Garden Products’ net sales in fiscal 2008, 31% in fiscal 2007 and 29% in fiscal 2006. Sales to Home Depot represented approximately 12% of Garden Products’ net sales in fiscal 2008, 14% in fiscal 2007 and 15% in fiscal 2006. Sales to Lowe’s represented approximately 18% of Garden Products’ net sales in fiscal 2008, 17% in fiscal 2007 and 15% in fiscal 2006. PETsMART represented approximately 10% of Pet Products’ net sales in fiscal 2008, 2007 and 2006. PETCO is also a significant customer. No customer other than Wal*Mart represented more than 10% of our consolidated net sales in fiscal 2008, 2007 or 2006.

Patents and Other Proprietary Rights

Our branded products companies hold numerous patents in the United States and in other countries and have several patent applications pending. We consider the development of patents through creative research and the maintenance of an active patent program to be advantageous in the conduct of our business, but we do not regard the holding of any particular patent as essential to our operations.

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

Employees

As of September 27, 2008, we had approximately 4,600 employees of which approximately 4,200 were full-time employees and 400 were temporary or part-time employees. We also hire substantial numbers of additional temporary employees for the peak lawn and garden shipping season of February through June to meet the increased demand experienced during the spring and summer months. The majority of our temporary employees are paid on an hourly basis. Except for approximately 40 employees at a Kaytee facility in Rialto, California, none of our employees is represented by a labor union. We consider our relationships with our employees to be good.

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

Executive Officers

The following table sets forth the name, age and position of our executive officers as of November 1, 2008.

Name	Age	Position
William E. Brown	67	Chairman of the Board, Chief Executive Officer

Stuart W. Booth	57	Executive Vice President, Chief Financial Officer and Secretary

James V. Heim	54	President, Pet Products Division

Michael A. Reed	61	Executive Vice President

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

Michael A. Reed. Mr. Reed has been Executive Vice President since June 2000 and acting President of the Garden Products division since October 2007. Mr. Reed joined Central in 2000 and served as acting President of the Pet Products division from 2003 to 2004 during the search for a president. Since 2004, Mr. Reed has provided executive oversight to the Life Sciences Business Unit and Tech Pac LLC, an 80% owned subsidiary of Central. From February 1991 to May 2000, Mr. Reed served as President and CEO of PM Ag Products, Inc., a wholly owned subsidiary of global agri-business Tate & Lyle, PLC. From 1985 to 1991, he was Vice President and Regional General Manager of the Pacific Molasses Company. From 1983 to 1985, Mr. Reed served as a divisional Vice President of Beatrice Foods Company’s Agri-Products Division. Prior to joining Beatrice Foods, Mr. Reed practiced law in Springfield, Missouri.

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

We expect to continue to experience variability in our net sales, net income and cash flow on a quarterly basis. Factors that may contribute to this variability include:

•	fluctuations in prices of commodity grains;

•	adverse weather conditions during peak gardening seasons and seasonality;

•	shifts in demand for lawn and garden products;

•	shifts in demand for pet products;

•	changes in product mix, service levels and pricing by us and our competitors;

•	the effect of acquisitions, including the costs of acquisitions that are not completed; and

•	economic stability of retailers.

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

During the fourth quarter of fiscal 2006 and in fiscal 2007, prices for some of our key crops increased substantially, and these price increases continued throughout fiscal 2008. Our cost of goods for grain increased approximately $30 million in fiscal 2007 over fiscal 2006 and approximately $17 million in fiscal 2008 over fiscal 2007. Although we have been able to negotiate some price increases with our retailers, these price increases have not fully offset the rising costs. We can provide no assurance as to the timing or extent of our ability to implement additional price adjustments in the current context of rising costs or in the event of increased costs in the future. We also cannot predict to what extent price increases may negatively affect our sales volume. As retailers pass along price increases, consumers may shift to our lower margin pet bird feed, switch to competing products or reduce purchases of wild bird feed products.

A decline in consumers’ discretionary spending or a change in consumer preferences could reduce our sales and harm our business.

Our sales ultimately depend on consumer discretionary spending, which is influenced by factors beyond our control, including general economic conditions, the availability of discretionary income and credit, weather, consumer confidence and unemployment levels. We may experience declines in sales during economic downturns. Any material decline in the amount of consumer discretionary spending could reduce our sales and harm our business. Since substantially all of our sales are in the United States, a declining U.S. economy may have a greater impact on us than on our competitors, some of which may have a larger percentage of international sales. These economic and market conditions, combined with continuing difficulties in the credit markets and the resulting pressures on liquidity, may also place a number of our key retail customers under financial stress, which would increase our credit risk and potential bad debt exposure.

The success of our business also depends in part on our ability to identify and respond to evolving trends in demographics and consumer preferences. For example, in the last two years, the demand for aquatics products has declined significantly. Our failure to timely identify or effectively respond to changing consumer tastes, preferences, spending patterns and lawn and garden and pet care needs could adversely affect the demand for our products and our profitability.

Inflation, economic uncertainty and adverse macro-economic conditions may harm our business.

Our revenues and margins are dependent on various economic factors, including rates of inflation, rising energy costs, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. During the last year, we have been adversely impacted by rising input costs related to domestic inflation, particularly relating to grain and seed prices, fuel prices and the ingredients used in our garden fertilizer and chemicals, and many of our other input costs. The rising costs have made it difficult for us to increase prices to our retail customers at a pace that will enable us to return to historical margins. Our business has also been negatively impacted by the current downturn in the housing market and by declining consumer confidence, as well as other macro-economic factors. As a result, our gross margins and operating income have been adversely impacted. If we are unable to pass through rising input costs and raise the price of our products, or consumer confidence continues to weaken, we may continue to experience gross margin declines.

Supply disruptions in pet birds and small animals may negatively impact our sales.

Recently, the federal government and many state governments have increased restrictions on the importation of pet birds and the production of small animals. These restrictions have resulted in reduced demand for our pet bird and small animal food and supplies. If these restrictions continue or become more severe, our future sales of these products would likely suffer, which would negatively impact our profitability. In addition, some countries have experienced outbreaks of bird flu. If the United States were to experience a significant outbreak of bird flu, this could reduce the demand for our pet and wild bird feed would likely decline, which would negatively impact our financial results.

Our lawn and garden sales are highly seasonal and subject to adverse weather.

Because our lawn and garden products are used primarily in the spring and summer, Garden Products’ business is seasonal. In fiscal 2008, approximately 63% of Garden Products’ net sales and 57% of our total net sales occurred during our second and third fiscal quarters. Substantially all of Garden Products’ operating income is generated in this period. Our working capital needs and our borrowings generally peak in our second fiscal quarter, because we are generating lower revenues while incurring expenses in preparation for the spring selling season. If cash on hand and borrowings under our credit facility are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business.

Because demand for lawn and garden products is significantly influenced by weather, particularly weekend weather during the peak gardening season, our results of operations and cash flow could also be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, water shortages or floods.

Rising energy prices could adversely affect our operating results.

In the last few years, energy prices have increased dramatically, which has resulted in increased fuel costs for our businesses and raw materials costs for many of our branded products. Rising energy prices could adversely affect consumer spending and demand for our products and increase our operating costs, both of which would reduce our sales and operating income.

If we experience adverse financial results in fiscal 2009, we may be required to amend the financial covenants of our credit agreement which could include an increase in the interest margin on loans or additional fees. This could materially impact our ability to finance our future operations, future acquisitions or capital needs.

During the quarter ended March 31, 2007 and again during the quarter ended September 29, 2007, we agreed with our senior lenders to amend the minimum interest coverage ratio and the maximum leverage ratio covenants under our credit agreement effective for those quarters and subsequent periods. Starting with the fourth fiscal quarter of 2008 and continuing through the third fiscal quarter of fiscal 2009, we must maintain a minimum interest coverage ratio of 2.75 to 1.0 and a maximum leverage ratio of 4.75 to 1.0. Thereafter, the limits imposed by such ratios continue to become more restrictive over time. As of September 27, 2008, our interest coverage ratio was 3.92 to 1.0 and our leverage ratio was 3.88 to 1.0, and we were in compliance with all financial covenants.

If we are unable to satisfy our existing financial covenants in the future, we could be required to amend our credit agreement on less favorable terms. Our inability to comply with the financial covenants could also materially and adversely affect our ability to finance future operations, future acquisitions or capital needs. The current uncertainties in the credit and debt markets may make it more difficult to amend our credit agreement on acceptable terms. If we are unable to meet our existing financial covenants in the future and unable to obtain future covenant relief or a forbearance from our senior lenders, we could be in default under our credit agreement, which could prevent us from borrowing under the credit facility and could cause all amounts borrowed to become due and payable immediately. In the event of default under our credit agreement, the amounts outstanding under our senior subordinated notes would also be subject to acceleration.

Deterioration in operating results given our current outstanding indebtedness and seasonal borrowing needs could adversely affect our financial results and prevent us from fulfilling our obligations under the terms of our indebtedness.

We have, and we will continue to have, a significant amount of indebtedness. As of September 27, 2008, we had total indebtedness of approximately $523 million. This level of indebtedness and future borrowing needs could have material adverse consequences for our business, including:

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

The decline in our stock price could limit our ability to issue equity and increase dilution to our shareholders.

From October through November 21, 2008, the price of our Class A stock and common stock has declined by more than 70%. This significant reduction in our stock price adversely affects our ability to raise equity capital in the public markets and increases the cost to us, as measured by dilution to our existing shareholders, of equity financing. In addition, the reduced stock price also increases the cost to us, in terms of dilution, of using our equity for employee compensation or for acquisitions of other businesses.

We may not be able to borrow the additional capital to provide us with sufficient liquidity and capital resources necessary to meet our future financial obligations.

We expect that our principal sources of funds will be cash generated from our operations and, if necessary, borrowings under our $350 million revolving credit facility. During the current economic downturn, some companies have experienced difficulties drawing on lines of credit, issuing debt and raising capital generally, which has had a material adverse effect on their liquidity. Based on our anticipated cash needs, availability under our revolving credit facility and the scheduled maturity of our debt, we believe that notwithstanding these adverse market conditions our sources of liquidity are adequate to meet our working capital, capital spending and other cash needs for at least the next 12 months. However, we cannot assure you that these sources will continue to provide us with sufficient liquidity and capital resources required to meet our future financial obligations, or to provide funds for our working capital, capital expenditures and other needs. We may require additional equity or debt financing to meet our working capital requirements or to fund our capital expenditures. We may not be able to obtain financing on terms satisfactory to us, or at all.

We depend on a few customers for a significant portion of our business.

Wal*Mart, our largest customer, accounted for approximately 17% of our net sales in fiscal 2008, 2007 and 2006. In addition, Home Depot, Lowe’s, PETsMART and PETCO are also significant customers although each accounted for less than 10% of our net sales and, together with Wal*Mart, accounted for approximately 41% of our net sales in fiscal 2008 and 2007 and 40% in fiscal 2006. The market share of each of these key retailers has increased and may continue to increase in future years.

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

We operate in highly competitive industries, which have experienced increased consolidation in recent years. We compete against numerous other companies, some of which are more established in their industries and have substantially greater revenue or resources than we do. Our products compete against national and regional products and private label products produced by various suppliers. Our largest competitors in pet supplies products are Spectrum Brands and Hartz Mountain, and our largest competitors in lawn and garden products are Scotts and Spectrum Brands.

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

We have completed numerous acquisitions and intend to grow through the acquisition of additional companies.

We are regularly engaged in acquisition discussions with a number of companies and anticipate that one or more potential acquisition opportunities, including those that would be material, may become available in the near future. If and when appropriate acquisition opportunities become available, we intend to pursue them actively. Acquisitions involve a number of special risks, including:

•	failure of the acquired business to achieve expected results;

•	diversion of management’s attention;

•	failure to retain key personnel of the acquired business;

•	additional financing, if necessary and available, which could increase leverage and costs, dilute equity, or both;

•	the potential negative effect on our financial statements from the increase in goodwill and other intangibles;

•	the high cost and expenses of identifying, negotiating and completing acquisitions; and

•	risks associated with unanticipated events or liabilities.

These risks could have a material adverse effect on our business, results of operations and financial condition.

We have faced, and expect to continue to face, intense competition for acquisition candidates, which may limit the number of opportunities and may lead to higher acquisition prices. We cannot assure you that we will be able to identify, acquire or manage profitably additional businesses or to integrate successfully any acquired businesses into our existing business without substantial costs, delays or other operational or financial difficulties. In future acquisitions, we also could incur additional indebtedness or pay consideration in excess of fair value, which could have a material adverse effect on our business, results of operations and financial condition.

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

We are implementing a new enterprise resource planning information technology system.

In fiscal 2005, we began incurring costs associated with designing and implementing SAP, a new company-wide enterprise resource planning software system with the objective of gradually migrating to the new system. Upon completion, this new system will replace our numerous existing accounting and financial reporting systems, most of which were obtained in connection with business acquisitions. From fiscal 2005 through fiscal 2008, we have invested approximately $38 million in this initiative and anticipate investing up to an additional $5 million in fiscal 2009 for planned implementations. Capital expenditures for our new enterprise resource planning software system for fiscal 2010 and beyond will depend upon the pace of conversion for those remaining legacy systems. If we do not complete the implementation of the project timely and successfully, we may experience, among other things, additional costs associated with completing this project and delay our ability to improve existing operations, support future growth and enable us to take advantage of new applications and technologies. All of this may also result in a distraction of management’s time, diverting their attention from our existing operations and strategy.

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

We may decide or be required to issue, including upon the exercise of any outstanding stock options, or in connection with any acquisition made by us, additional shares of our common stock or Class A common stock that could dilute the value of your common stock or Class A common stock and may adversely affect the market price of our common stock or Class A common stock.

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

As of November 1, 2008, William E. Brown, our Chairman, had beneficial ownership of 1,600,459 shares of our Class B common stock (out of a total of 1,652,262 outstanding shares), 1,393,063 shares of our Class A common stock and 3,338,884 shares of our common stock and thereby controlled approximately 46% of the voting power of our capital stock. Accordingly, except to the extent that a class vote of the common stock is required by applicable law, he can effectively control all matters requiring stockholder approval, including the election of our directors, and can exert substantial control over our management and policies. The disproportionate voting rights of our common stock and Class B common stock and Mr. Brown’s substantial holdings of Class B common stock could have an adverse effect on the market price of our common stock and Class A common stock. Also, such disproportionate voting rights and Mr. Brown’s controlling interest may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our other stockholders, which could thereby deprive holders of common stock or Class A common stock of an opportunity to sell their shares for a “take-over” premium.

We have authorized the issuance of shares of common stock, Class A common stock and preferred stock, which may discourage potential acquisitions of our business and could have an adverse effect on the market price of our common stock and our Class A common stock.

Pursuant to our Fourth Amended and Restated Certificate of Incorporation, the board of directors is authorized to issue up to 80,000,000 shares of our common stock, 100,000,000 shares of our nonvoting Class A common stock and up to 1,000,000 additional shares of preferred stock without seeking the approval or consent of our stockholders, unless required by the NASDAQ Global Market. Although the issuance of the nonvoting

Class A common stock would not dilute the voting rights of the existing stockholders, it could have a dilutive effect on the economic interest of currently outstanding shares of common stock and Class B common stock similar to the dilutive effect of subsequent issuances of ordinary common stock. The issuance of the preferred stock could, depending on the rights and privileges designated by the board with respect to the issuance of any particular series, have a dilutive effect on the voting interests of the common stock and Class B common stock and the economic interests of our common stock, Class A common stock and Class B common stock. In addition, the disproportionate voting rights of our common stock, preferred stock, Class B common stock and Class A common stock, and the ability of the board to issue the Class A common stock and the preferred stock to persons friendly to current management, may make us a less attractive target for a takeover than we otherwise might be or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our common stockholders, which could thereby deprive holders of common stock of an opportunity to sell their shares for a “take-over” premium.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently operate 41 manufacturing facilities totaling approximately 4,182,000 square feet and 34 sales and logistics facilities totaling approximately 4,011,000 square feet. Most sales and logistics centers consist of office and warehouse space, and several large bays for loading and unloading. Each sales and logistics center provides warehouse, distribution, sales and support functions for its geographic area. Our executive offices are located in Walnut Creek, California.

The table below lists Pet Products’ manufacturing and sales and logistics facilities. Numbers in parenthesis represent multiple locations.

Location	Type of Facility	Owned or Leased
Phoenix, AZ (2)	Sales and Logistics	Owned
Azusa, CA	Manufacturing	Leased
Carson, CA	Manufacturing	Leased
Irwindale, CA	Manufacturing	Leased
Rialto, CA	Manufacturing	Owned
Sacramento, CA	Sales and Logistics	Leased
Santa Fe Springs, CA	Sales and Logistics	Leased
Aurora, CO	Sales and Logistics	Leased
Tampa, FL	Sales and Logistics	Leased
Norcross, GA	Sales and Logistics	Leased
Elk Grove Village, IL	Manufacturing	Leased
Council Bluffs, IA	Manufacturing	Owned
Mahwah, NJ	Sales and Logistics	Leased
Neptune City, NJ	Manufacturing	Owned
Neptune City, NJ	Manufacturing	Leased
Hauppauge, NY(2)	Manufacturing	Leased
Cressona, PA	Manufacturing	Owned
Dallas, TX	Manufacturing	Owned
Dallas, TX	Sales and Logistics	Leased
Algona, WA	Sales and Logistics	Leased
Chilton, WI	Manufacturing	Owned
Franklin, WI	Manufacturing	Owned
Guangzhou, China	Manufacturing	Leased
Pune, India	Manufacturing	Leased
Dorking, Surrey, UK	Manufacturing	Leased
Somerset, UK	Sales and Logistics	Leased

The table below lists Garden Products’ manufacturing and sales and logistics facilities. Numbers in parenthesis represent multiple locations.

Location	Type of Facility	Owned or Leased
Cullman, AL	Sales and Logistics	Owned
Roll, AZ	Manufacturing	Owned
Yuma, AZ	Manufacturing	Leased
El Centro, CA	Manufacturing	Owned
Ontario, CA	Sales and Logistics	Leased
Richmond, CA	Sales and Logistics	Leased
Sacramento, CA	Sales and Logistics	Leased
San Leandro, CA	Manufacturing	Leased
Santa Fe Springs, CA	Sales and Logistics	Leased
Stockton, CA	Manufacturing	Leased
Longmont, CO	Manufacturing	Owned
Orlando, FL	Sales and Logistics	Leased
Covington, GA	Sales and Logistics	Leased
Eatonton, GA	Manufacturing	Owned
Madison, GA (3)	Manufacturing	Leased
Madison, GA (2)	Manufacturing	Owned
Madison, GA (2)	Sales and Logistics	Leased
Madison, GA	Sales and Logistics	Owned
Ligonier, IN	Manufacturing	Owned
Munster, IN	Sales and Logistics	Leased
Lexington, KY	Sales and Logistics	Leased
Foxboro, MA	Sales and Logistics	Leased
Taunton, MA	Sales and Logistics	Leased
Laurel, MD	Sales and Logistics	Leased
Bolivar, MO	Manufacturing	Leased
Greenfield, MO (2)	Manufacturing	Owned
Greenfield, MO	Sales and Logistics	Owned
Sidney, NE	Manufacturing	Owned
Las Vegas, NV	Sales and Logistics	Leased
Peebles, OH (2)	Manufacturing	Owned
Piketon, OH	Manufacturing	Leased
Lebanon, OR	Manufacturing	Leased
Lebanon, OR (2)	Manufacturing	Owned
Portland, OR	Sales and Logistics	Leased
Columbia, SC (2)	Sales and Logistics	Leased
Grand Prairie, TX	Sales and Logistics	Leased
Houston, TX	Sales and Logistics	Leased
Kenbridge, VA	Sales and Logistics	Leased
Northbend, WA	Manufacturing	Leased

We lease 20 of our manufacturing facilities and 29 of our sales and logistics facilities. These leases generally expire between 2009 and 2020. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. The facilities we own are subject to major encumbrances under our principal credit facility. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks and warehousing, transportation and computer equipment.

Item 3. Legal Proceedings

On February 11, 2008, Central Garden & Pet Company and two of its affiliates were named as defendants in an action filed in United States District Court in the Western District of Texas in a matter entitled Perfect Birds LLC v. Kaytee Products, Inc., Pets International, Ltd. and Central Garden & Pet Co., No. W08CA042 (W.D. Texas – Waco Division). Plaintiff asserts various claims arising out of its $1.2 million purchase of assets of our former affiliate, Perfect Birds, LLC, including claims of breach of contract, breach of implied warranty, fraud and improper trade practices, and seeks unspecified damages. Discovery in the case is in its early stages. The matter is currently scheduled for trial in June 2009.

We may from time to time become involved in certain legal proceedings in the ordinary course of business. Currently, we are not a party to any other legal proceedings that management believes would have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the NASDAQ Global Select Market under the symbol CENT since our initial public offering in July 1993. Our Class A common stock has been traded on the NASDAQ Global Select Market under the symbol CENTA since February 2007. The following table sets forth the high and low closing sale prices for our common stock and our Class A common stock, as reported by the NASDAQ Global Select Market, for each quarterly period during our fiscal years set forth below. The stock prices have been adjusted to reflect the stock dividend of Class A common stock distributed to stockholders on February 5, 2007.

	Common Stock		Class A Common Stock
	High	Low	High	Low
Fiscal 2007
First Quarter	$18.62	$15.47	$—	$—
Second Quarter	16.51	13.13	15.17	12.32
Third Quarter	15.58	12.26	15.13	11.73
Fourth Quarter	13.95	8.90	13.85	8.98

Fiscal 2008
First Quarter	$9.44	$4.34	$9.49	$4.15
Second Quarter	6.26	3.97	5.51	3.84
Third Quarter	8.00	3.95	7.46	3.80
Fourth Quarter	6.35	4.46	6.14	3.99

As of November 17, 2008, there were approximately 170 holders of record of our common stock, approximately 178 holders of record of our Class A nonvoting common stock and seven holders of record of our Class B stock.

We have not paid any cash dividends on our common stock or our Class A common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock or our Class A common stock in the foreseeable future. In addition, our credit facility and senior subordinated notes restrict our ability to pay dividends. See Note 7 to our fiscal 2008 consolidated financial statements.

Stock Performance Graph

The following graph compares the percentage change of our cumulative total stockholder return on our Common Stock (“CENT”) for the period from September 28, 2003 to September 27, 2008 with the cumulative total return of the NASDAQ Composite (U.S.) Index and the Dow Jones Non-Durable Household Products Index, a peer group index consisting of approximately 30 manufacturers and distributors of household products.

The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our Common Stock.

Total Return Analysis

	9/27/03	9/25/04	9/24/05	9/30/06	9/29/07	9/27/08
Central Garden & Pet Company	100.00	124.17	176.11	192.81	104.07	71.45
NASDAQ Composite	100.00	107.78	122.80	131.27	158.39	118.78
Dow Jones US Nondurable Household Products	100.00	120.80	133.43	144.86	167.76	168.80

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth the repurchases of any equity securities during the fourth quarter of the fiscal year ended September 29, 2008 and the dollar amount of authorized share repurchases, remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
June 29 – July 26, 2008	302,200		$4.64	302,200	$84,088,000
July 27 – August 30, 2008	14,518	(2)	4.75	—	84,088,000
August 31 – September 27, 2008	2,047	(2)	5.52	—	84,088,000

Total	318,765		$4.65	302,200	$84,088,000

(1)	In December 2005, the Board of Directors authorized the repurchase of up to $100 million of Central’s common stock. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants within our credit facility which restrict our ability to repurchase our stock.
(2)	All shares purchased during the period indicated represent withholding of a portion of shares to cover tax withholding obligations in connection with the vesting of restricted stock and the exercise of stock options.

Item 6. Selected Financial Data

The following selected statement of operations and balance sheet data as of and for the five fiscal years in the period ended September 27, 2008 has been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto in “Item 8 – Financial Statements and Supplementary Data” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Fiscal Year Ended
	September 25, 2004	September 24, 2005	September 30, 2006(6)	September 29, 2007	September 27, 2008
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales (1)	$1,266,526	$1,380,644	$1,621,531	$1,671,145	$1,705,386
Cost of goods sold and occupancy	882,227	937,989	1,086,219	1,136,825	1,184,058

Gross profit	384,299	442,655	535,312	534,320	521,328
Selling, general and administrative expenses	302,227	342,526	398,510	434,903	415,978
Goodwill and other impairments (2)	—	—	—	—	429,764

Income (loss) from operations	82,072	100,129	136,802	99,417	(324,414)
Interest expense, net	(17,753)	(20,660)	(37,670)	(48,147)	(37,273)
Other income	2,023	4,576	3,083	2,402	2,116

Income (loss) before income taxes and minority interest	66,342	84,045	102,215	53,672	(359,571)
Income taxes (tax benefit)	24,992	30,258	35,791	19,999	(93,069)

Income (loss) before minority interest	41,350	53,787	66,424	33,673	(266,502)
Minority interest	—	—	890	1,369	833

Net income (loss)	$41,350	$53,787	$65,534	$32,304	$(267,335)

Income (loss) per share (3):
Basic	$0.69	$0.86	$0.97	$0.46	$(3.76)

Diluted	$0.66	$0.83	$0.95	$0.45	$(3.76)

Weighted average shares used in the computation of income (loss) per share (3):
Basic	60,108	62,439	67,833	70,824	71,117
Diluted (4)	62,403	64,578	69,054	72,050	71,117

Other Data:
Depreciation and amortization	$18,516	$19,600	$23,957	$30,717	$32,517
Capital expenditures	$18,264	$18,676	$47,589	$60,038	$22,349
Cash from operating activities	$64,414	$57,659	$95,166	$38,535	$115,028
Cash used in investing activities	$(192,147)	$(65,808)	$(427,721)	$(92,460)	$(15,406)
Cash from (used in) financing activities	$62,214	$25,085	$332,239	$46,475	$(93,935)
Ratio of earnings to fixed charges (5)	4.36	4.23	3.31	1.98	—

	September 25, 2004	September 24, 2005	September 30, 2006	September 29, 2007	September 27, 2008
Balance Sheet Data:
Cash	$12,221	$28,792	$28,406	$21,055	$26,929
Working capital	292,954	343,460	427,398	470,216	450,704
Total assets	960,197	1,056,349	1,533,823	1,646,822	1,259,318
Total debt	305,800	323,064	568,449	610,523	523,147
Shareholders’ equity	479,796	547,178	727,359	776,973	508,758

(1)	Fiscal year 2006 included 53 weeks; fiscal years 2004, 2005, 2007 and 2008 included 52 weeks.
(2)	During fiscal 2008, we recognized non-cash charges of $403 million related to goodwill impairments within our Pet Products and Garden Products segments and $27 million for impairments of long-lived assets in our Garden Products segment.
(3)	All share and per share amounts have been retroactively adjusted to reflect the February 5, 2007 Class A Common stock dividend for all periods presented.
(4)	The potential effects of stock awards are excluded from the diluted earnings per share calculation for the fiscal year ended September 27, 2008, because their inclusion in a net loss period would be anti-dilutive.
(5)	For the purposes of determining the ratio of earnings to fixed charges, earnings consist of income before income taxes and minority interest, excluding income and losses associated with equity method investees, and before fixed charges. Fixed charges consist of interest expense, the portion of rental expense under operating leases deemed by management to be representative of the interest factor and amortization of deferred financing costs. For the fiscal year ended September 27, 2008, earnings were insufficient to cover fixed charges by approximately $363.5 million.
(6)	We completed five acquisitions during fiscal 2006. The consolidated financial statements include the effects of these acquired businesses from the dates of acquisition.

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

Overview

Central Garden & Pet Company is a leading innovator, marketer and producer of quality branded products. We are one of the largest suppliers in the pet and lawn and garden supplies industries in the United States. The total pet industry is estimated to be approximately $36 billion in annual retail sales. We estimate the annual retail sales of the pet supplies and ultra-premium pet food markets in the categories in which we participate to be approximately $15 billion. The total lawn and garden industry in the United States is estimated to be approximately $95 billion in annual retail sales. We estimate the annual retail sales of the lawn and garden supplies markets in the categories in which we participate to be approximately $7 billion.

Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, ultra-premium dog and cat food and treats, leashes, collars, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under a number of brand names including AdamsTM, All-Glass Aquarium®, Altosid, AqueonTM, BioSpot®, Breeder’s Choice®, Coralife®, Farnam®, Four Paws®, Interpet, Kaytee®, Kent Marine®, Nylabone®, Pet Select®, Pre Strike®, Oceanic Systems®, Super Pet®, TFHTM, ZillaTM and Zodiac®.

Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, ant and other herbicide, insecticide and pesticide products; and decorative outdoor lifestyle and lighting products including pottery, trellises and other wood products and holiday lighting. These products are sold under a number of brand names including: AMDRO®, GKI/Bethlehem Lighting, Grant’s, Ironite®, Lilly Miller®, Matthews Four SeasonsTM, New England Pottery®, Norcal Pottery®, Pennington®, Over’n Out®, Sevin® and The Rebels®.

In fiscal 2008, our consolidated net sales were $1.7 billion, of which our lawn and garden segment, or Garden Products, accounted for approximately $807.6 million and our pet segment, or Pet Products, accounted for approximately $897.8 million. In fiscal 2008, our loss from operations was $324.4 million, of which Garden Products accounted for $198.2 million and Pet Products accounted for $88.2 million, before corporate expenses and eliminations of $38.0 million.

Background

We have transitioned our company to a leading marketer and producer of branded products from a traditional pet and lawn and garden supplies distributor. We made this transition because we recognized the opportunity to build a portfolio of leading brands and improve profitability by capitalizing on our knowledge of the pet and lawn and garden supplies sectors, strong relationships with retailers and nationwide sales and logistics network. Our goal was to diversify our business and improve operating margins by establishing a portfolio of leading brands. Since 1997, we have acquired numerous branded product companies and product lines, including: Wellmark and Four Paws in fiscal 1997; Kaytee Products, TFH and Pennington Seed in fiscal 1998; Norcal Pottery in fiscal 1999; AMDRO and All-Glass Aquarium in fiscal 2000; Lilly Miller in fiscal 2001;

Alaska Fish Fertilizer in fiscal 2002; Kent Marine, New England Pottery, Interpet, KRB Seed Company, (dba Budd’s Seed), and Energy Savers Unlimited in fiscal 2004; Pets International and Gulfstream Home & Garden in fiscal 2005; Farnam, Breeder’s Choice, Tech Pac, Ironite and Shirlo in fiscal 2006 and B2E Corporation, B2E Biotech LLC and DLF Trifolium Oregon (dba “ASP Research”) in fiscal 2007.

Virtually all of our sales before fiscal 1997 were derived from distributing other manufacturers’ products. Since then, our branded product sales have grown to approximately $1.4 billion, or approximately 85% of total sales, in fiscal 2008. During this same period, our sales of other manufacturers’ products have declined to approximately 15% of total sales, and our gross profit margins have improved from 13.6% in fiscal 1996 to 30.6% in fiscal 2008.

Recent Developments

Repurchase of Company Stock. During fiscal 2008, we repurchased 1,279,200 shares of our voting common stock at an aggregate cost of approximately $5.9 million, or approximately $4.61 per share.

Fiscal 2008 Operating Performance Decline. During fiscal 2008, our sales and operating results continued to be adversely impacted primarily by unfavorable weather conditions in many parts of the United States, extraordinary grain cost increases in our wild bird feed operations, inventory reduction initiatives by our retail customers, the current downturn in the housing market and the declining U.S. economy. Portions of the Southeast, including sections of Georgia, Tennessee, South Carolina, North Carolina and Texas continued to be impacted by drought conditions that ranged from abnormally dry to exceptionally dry according to the U.S. Drought Mitigation Center. Grain costs related primarily to our wild bird feed operations increased by approximately $17 million in fiscal 2008 over the abnormally high costs of fiscal 2007. Our total pounds purchased of the related wild bird feed grains declined 17%, which was more than offset by the 39% increase in the weighted average cost of grain purchased throughout the year. The factors that impacted fiscal year 2008 performance were largely a continuation of the same factors that impacted fiscal year 2007. Additionally, our Pet Products segment was impacted by continued deterioration in the aquatics market and the reduced availability of small animals at retail due primarily to governmental regulation.

Fiscal 2008 Reported Earnings and Significant Items. In fiscal 2008, we reported a net loss of $267.3 million, or a loss of $3.76 per diluted share. During fiscal 2008, we recognized several significant items, including the impairment of goodwill, other intangibles and certain other long-lived assets as well as items that benefited us, such as the sale of property and a legal settlement.

The following transactions are included as goodwill and other impairments in fiscal 2008:

•

Due to the continuing challenging business conditions and the significant decline in our market capitalization during the first quarter of fiscal 2008, we concluded there was an indication of possible impairment of goodwill at that date. Based on our analysis and the sustained decline in our market capitalization, we concluded that there was an impairment of goodwill and, thus, recognized a non-cash charge of $400 million in the first quarter of fiscal 2008, comprised of $202 million relating to Garden Products and $198 million relating to Pet Products.

•

We performed our annual goodwill impairment test as of June 29, 2008. Based on our analysis, we concluded there was an additional impairment of goodwill and recognized a non-cash charge of $5 million relating to goodwill in Garden Products.

•	Additionally, an accrued liability of $1.8 million was reclassified against goodwill in the Pet Products segment when the related uncertainty was resolved.

•	We also reviewed certain other long-lived assets, including intangibles and property, plant and equipment, for potential impairment. Under FAS No. 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. In fiscal 2008, indicators of impairment were identified within the Garden Products segment related to the current operating losses of a business unit and certain trade names. Accordingly, we recognized a $27 million impairment charge, related to those assets.

The following transactions not in the ordinary course of business are included in selling, general and administrative expenses in fiscal 2008:

•

In October 2007, we sold a facility for approximately $7.9 million in cash. In connection with the sale, we are leasing back the property from the purchaser for approximately two years. We are accounting for the leaseback as an operating lease. We recognized a gain of approximately $3.1 million in Pet Products and deferred approximately $1.5 million to be recognized ratably over the term of the lease.

•

In December 2007, we sold a facility for approximately $5.1 million. Proceeds were comprised of cash of $1.3 million and a $3.8 million recourse note payable due in full in January 2009. We are leasing back the property from the purchaser and are accounting for the leaseback as an operating lease. We recognized a gain of approximately $4.6 million in Garden Products.

•

In December 2007, we received approximately $5.0 million in cash related to the settlement of a legal dispute that is included in Corporate. Additionally, we sold the net assets of our live bird business for approximately $1.2 million in cash and recognized a loss of approximately $1.6 million in Pet Products.

Fiscal 2009 Outlook. We currently expect our fiscal 2009 financial results to be better than fiscal 2008 results but to continue below our historical performance. We believe we have addressed many of the business-specific issues that impacted our business in fiscal 2007 and 2008. Still, we may be impacted by continued adverse weather conditions across the United States if drought conditions continue to persist in key regions of the country and we are not insulated from a potential broad –based dramatic downturn in consumer demand.

Notwithstanding our fiscal 2009 outlook, we are operating in an uncertain and volatile economic environment, which could have unanticipated adverse effects on our business. Recent financial market turmoil and uncertain economic conditions, including increases in food and fuel prices, changes in the credit and housing markets leading to the current financial and credit crisis, actual and potential job losses among many sectors of the economy, significant declines in the stock market resulting in large losses to consumer retirement and investment accounts, and uncertainty regarding future federal tax and economic policies have resulted in reduced consumer confidence and curtailed retail spending. Additionally, during the current economic downturn, some companies have experienced difficulties in drawing on lines of credit, issuing debt and raising capital generally, which has had a material adverse effect on their liquidity.

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	Fiscal Year Ended
	September 30, 2006	September 29, 2007	September 27, 2008
Net sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy	67.0	68.0	69.4

Gross profit	33.0	32.0	30.6
Selling, general and administrative	24.6	26.0	24.4
Goodwill and other impairments	—	—	25.2

Income (loss) from operations	8.4	6.0	(19.0)
Interest expense, net	(2.3)	(2.9)	(2.1)
Other income	0.2	0.1	0.1
Income (taxes) benefit	(2.2)	(1.2)	5.4
Minority interest	(0.1)	(0.1)	(0.1)

Net income (loss)	4.0%	1.9%	(15.7)%

Fiscal 2008 Compared to Fiscal 2007

Net Sales

Net sales for fiscal 2008 increased $34.3 million, or 2.1%, to $1,705.4 million from $1,671.1 million in fiscal 2007. This was due to a $47.1 million, or 3.4%, increase in our branded product sales partially offset by a $12.8 million decrease in the sales of other manufacturers’ products. Branded product sales include products we manufacture under Central brand names and products we manufacture under third-party brands. Incremental net sales in fiscal 2008 related to acquisitions were $5 million, and incremental net sales related to organic sales growth were $29 million. Sales of our own branded products represented 85% of our total net sales in fiscal 2008.

The following table indicates each class of similar products which represented more than 10% of our consolidated net sales in the fiscal years presented (in millions).

Category	2008	2007	2006
Grass seed	$206.3	$195.7	$210.6
Bird feed	199.7	168.3	147.0
Garden chemicals and control products	247.6	257.4	256.9
Other garden supplies	232.6	221.5	239.5
Other pet supplies	819.2	828.2	767.5

Total	$1,705.4	$1,671.1	$1,621.5

Garden Products’ sales for fiscal 2008 increased $29.7 million, or 3.8%, to $807.6 million from $777.9 million in fiscal 2007. In fiscal 2008, garden branded product sales increased $46.9 million, partially offset by a $17.2 million decrease in the sales of other manufacturers’ products. In both fiscal 2008 and 2007, Garden Products’ net sales were negatively impacted due primarily to unfavorable weather conditions in many parts of the United States. In fiscal 2008, moderating drought conditions in the Southeast, combined with the launch of our new Smart Seed line of grass seed, resulted in improved grass seed sales. Additionally, we benefited from increased wild bird feed sales due to price increases, and higher sales of Christmas lighting products. These improvements were partially offset by decreased garden chemicals and controls sales.

Pet Products’ sales for fiscal 2008 increased $4.6 million, or 0.5%, to $897.8 million from $893.2 million in fiscal 2007. Pet branded product sales increased $0.2 million in fiscal 2008 and sales of other manufacturers’ products increased $4.4 million in fiscal 2008 as compared with fiscal 2007. Increased sales of approximately $32 million in the dog and cat, small animal and bird feed categories were partially offset by decreased sales in our aquatics business of approximately $20 million and in our equine business of approximately $6 million. The increase in bird feed sales was due to price increases, which more than offset decreased sales volume.

Gross Profit

Gross profit decreased $13.0 million, or 2.4%, from $534.3 million in fiscal 2007 to $521.3 million in fiscal 2008. Gross profit decreased $4.2 million in Pet Products and $8.8 million in Garden Products. Gross profit as a percentage of net sales decreased to 30.6% in fiscal 2008 from 32% in fiscal 2007 due primarily to rising costs. Our aquatics product margins continued to decline due to weak tank sales, and the cost of grains used in our wild bird feed operations continued to increase. Rising costs also negatively impacted our pottery and garden chemicals and controls margins.

Selling, General and Administrative

Selling, general and administrative expenses decreased $18.9 million, or 4.4%, from $434.9 million in fiscal 2007 to $416.0 million in fiscal 2008. As a percentage of net sales, selling, general and administrative expenses decreased from 26.0% during fiscal 2007 to 24.4% during fiscal 2008. The decrease in selling, general and administrative expenses is discussed below.

Selling and delivery expenses decreased by $6.4 million, or 2.8%, from $228.5 million in fiscal 2007 to $222.1 million in fiscal 2008. As a percentage of net sales, selling and delivery expense decreased to 13.0% from 13.7% of net sales due primarily to lower advertising and promotional costs and cost control measures partially offset by increased fuel costs.

Facilities expense was flat at $15.2 million in fiscal 2008 and 2007.

Warehouse and administrative expenses decreased $12.5 million, or 6.5% , from $191.2 million in fiscal 2007 to $178.7 million in fiscal 2008. Garden Products decreased $2.6 million, Pet Products decreased $7.3 million and Corporate decreased $2.6 million. The decrease was due to net gains of $6.1 million from the sale of two buildings and the net assets of our live bird business in the first quarter of fiscal 2008, a legal settlement of $5.0 million and reduced third party provider costs from an emphasis on cost-cutting measures.

Goodwill and other impairments

As of December 29, 2007, due to the continuing challenging business conditions and the significant decline in our market capitalization, we concluded there was an indication of possible impairment. Based on our analysis and the sustained decline in market capitalization, we concluded that there was an impairment of goodwill and, thus, recognized a non-cash charge of $400 million in the first quarter of fiscal 2008, comprised of $202 million relating to Garden Products and $198 million relating to Pet Products.

We performed our annual goodwill impairment test as of June 29, 2008. Based on our analysis, we concluded there was an impairment of goodwill and recognized a non-cash charge of $5 million relating to goodwill in Garden Products. Additionally, an accrued liability of $1.8 million was reclassified against goodwill in Pet Products when the related uncertainty was resolved.

In addition, we reviewed certain long-lived assets for potential impairment. As a result of this analysis, we concluded that there was an additional impairment of long-lived assets of $27 million, primarily comprised of property, plant and equipment.

Other Income

Other income decreased $0.3 million from $2.4 million in fiscal 2007 to $2.1 million in fiscal 2008. The decrease was due primarily to foreign currency exchange losses partially offset by increased earnings from investments accounted for under the equity method of accounting.

Interest Expense

Net interest expense decreased $10.8 million, or 22.5%, from $48.1 million in fiscal 2007 to $37.3 million in fiscal 2008. The decrease was due primarily to lower interest rates on our floating rate debt. Average borrowings for fiscal 2008 were $619.1 million compared to $633.1 million in fiscal 2007. The average interest rates for fiscal 2008 and 2007 were 5.8% and 7.5%, respectively.

Income Taxes

Our effective tax rate in fiscal 2008 was a benefit of 25.8% compared with a provision of 38.2% in fiscal 2007. The fiscal 2008 effective tax rate was lower due primarily to the non-deductibility of $112 million of goodwill impairment charges in the first quarter of fiscal 2008. In fiscal 2007, the difference between the combined statutory rate of 38.3% and the effective tax rate was due primarily to the utilization of state and federal credits and the impact of non-U.S. tax rates at our U.K. based subsidiary.

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

Pet Products’ sales for fiscal 2007 increased $74.1 million, or 9.0%, to $893.2 million from $819.1 million in fiscal 2006. Pet branded product sales increased $79.5 million and sales of other manufacturers’ products decreased $5.4 million in fiscal 2007 as compared with fiscal 2006. The increased sales of our pet branded products were due primarily to $60.5 million of incremental net sales in 2007 from acquisitions made in fiscal 2006 and increased sales of wild bird feed and non-food products (lower margin product) partially offset by decreased aquatic sales due primarily to continued deterioration in the aquatics market.

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

Other Income

Other income decreased $0.7 million from $3.1 million in fiscal 2006 to $2.4 million in fiscal 2007. Our equity method investments generally had lower earnings in fiscal 2007 than in fiscal 2006 primarily due to the poor gardening weather that impacted the garden industry in fiscal 2007.

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

Inflation

The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation, we believe that the effects of inflation on our operations during fiscal 2008 have been significant and could continue to be significant in fiscal 2009.

Weather and Seasonality

Historically, our sales of lawn and garden products have been influenced by weather and climate conditions in the different markets we serve. Additionally, Garden Products’ business has historically been highly seasonal. In fiscal 2008, approximately 63% of Garden Products’ net sales and 57% of our total net sales occurred in the second and third fiscal quarters. Substantially all of Garden Products’ operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.

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

Cash provided by operating activities increased $76.5 million from $38.5 million in fiscal 2007 to $115.0 million in fiscal 2008. The increase was due to better working capital management, primarily due to the reduction of inventory levels.

Net cash used in investing activities decreased $77.1 million from fiscal 2007 to approximately $15.4 million in fiscal 2008. The decrease was due primarily to a $37.7 million reduction in capital expenditures in fiscal 2008, the absence of significant acquisitions and $12.1 million of proceeds received from the sales of facilities, partially offset by the collection of a $3.3 million note in fiscal 2007. Higher capital spending during fiscal 2007 was driven by additions to plant and equipment and our continued investment in an enterprise resource planning system.

Net cash used by financing activities increased $140.4 million from fiscal 2007. The increase was due primarily to the use of additional operating cash flow generated in fiscal 2008, which enabled us to reduce our reliance on our revolving line of credit and pay down the balance. Additionally, we repurchased 1,279,200 shares of our common stock in fiscal 2008 for approximately $5.9 million.

We have $650 million in senior secured credit facilities, consisting of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from 0% to 0.375%, or LIBOR plus a margin, which fluctuates from 0.75% to 1.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of September 27, 2008, the applicable interest rate on the revolving credit facility related to base rate borrowings was 5.25%, and the applicable interest rate related to LIBOR rate borrowings was 5.09%. Interest on the term loan is based on a rate equal to LIBOR plus a margin, which fluctuates from 1.50% to 1.75%, or the prime rate plus a margin, which fluctuates from 0.50% to 0.75%, at our option. As of September 27, 2008, the applicable interest rate on the term loan was 4.93%. The term loan is payable in quarterly installments of $750,000 with the balance payable in September 2012. Our credit facility contains mandatory prepayment provisions when we have excess cash flow, as defined in our credit agreement, during our fiscal year. Accordingly, in December 2008, we will be repaying approximately $20 million of our term loan per this provision by drawing down our revolving credit facility.

These facilities are secured by substantially all of our assets and contain certain financial covenants which require us to maintain minimum levels of interest coverage and maximum levels of total debt to EBITDA and that restrict our ability to repurchase our stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the facilities. Under the terms of our senior secured credit facilities, we may make restricted payments, including cash dividends, in an aggregate amount not to exceed $75,000,000 over the life of the facilities; if the total leverage ratio for the fiscal quarter most recently ended is less than 3.00 to 1.00, the maximum restricted payment amount will be increased to $100,000,000 over the life of the facilities. Apart from the covenants limiting restricted payments and capital expenditures, the facilities do not restrict the use of retained earnings or net income.

In March 2007 and in August 2007, we amended the maximum leverage and minimum interest coverage ratios, amended certain defined terms and amended certain negative covenants and other provisions of our credit agreement. In the August 2007 amendment, we also made certain changes to the interest rate on loans to provide for a margin on loans when our leverage rates exceeds 4.5x. We were in compliance with all financial covenants as of September 27, 2008. There was a $78 million outstanding balance at September 27, 2008 under the $350 million revolving credit facility plus $15.8 million of outstanding letters of credit. After giving effect to the financial covenants in our credit agreement, our remaining potential borrowing capacity was $130.6 million. See “Risk Factors.”

If our financial performance in fiscal 2009 deteriorates, we may be unable to satisfy our existing financial covenants in the future, which could require us to amend our credit agreement on less favorable terms. Our failure to comply with the financial covenants could materially and adversely affect our ability to finance our future operations, future acquisitions or capital needs. If we do not meet our existing financial covenants in the future and are unable to obtain future covenant relief or a forbearance from our senior lenders, we could be in default under our credit agreement, which could prevent us from borrowing under the credit facility and could cause all amounts borrowed to become due and payable immediately. In the event of default under our credit agreement, the amounts outstanding under our senior subordinated notes would also be subject to acceleration. See “Risk Factors.”

We expect that our principal sources of funds will be cash generated from our operations and, if necessary, borrowings under our $350 million revolving credit facility. During the current economic downturn, some companies have experienced difficulties in drawing on lines of credit, issuing debt and raising capital. Based on our anticipated cash needs, availability under our revolving credit facility and the scheduled maturity of our debt, we believe that, notwithstanding these adverse market conditions, our sources of liquidity should be adequate to meet our working capital, capital spending and other cash needs for at least the next 12 months. However, we cannot assure you that these sources will continue to provide us with sufficient liquidity and, should we require it, that we will be able to obtain financing on terms satisfactory to us, or at all. See “Risk Factors.”

In connection with our purchase of an additional 60% equity interest in Tech Pac L.L.C. in March 2006, we deposited approximately $15.5 million into an escrow account for possible contingent performance-based payments over the next five years. No payments have been made to date.

During fiscal 2008, we repurchased approximately 1.3 million shares of our common stock for an aggregate price of approximately $5.9 million. Our Board of Directors has authorized the repurchase of up to a total of $100 million of our common stock, of which approximately $15.9 million have been repurchased to date. We expect to continue our repurchases from time to time depending on market conditions and subject to the ability to effect repurchases under our credit facility.

At September 27, 2008, our total debt outstanding was $523.1 million versus $610.5 million at September 29, 2007.

The table below presents the significant commercial credit facility available to us and its expiration date (in thousands):

Maximum Commercial Commitments	Less than 1 Year	1-3 Years	4-5 Years	Total Amount Committed
	(in thousands)
Revolving line of credit under Credit Agreement dated February 28, 2006	$—	$78,000	$—	$78,000

The table below presents our significant contractual cash obligations by fiscal year:

Contractual Obligations	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Thereafter	Total
	(in millions)
Long-term debt, including current maturities (1)	$23.3	$3.3	$81.1	$284.2	$151.2	$—	$543.1
Interest payment obligations (2)	37.4	37.2	34.1	31.9	5.7	—	146.3
Operating leases	24.7	19.6	13.5	7.3	4.6	12.0	81.7
Purchase commitments (3)	112.7	66.1	44.0	36.6	19.6	1.0	280.0
Performance-based payments (4)	—	—	—	—	—	—	—

Total	$198.1	$126.2	$172.7	$360.0	$181.1	$13.0	$1,051.1

(1)	Includes mandatory prepayment provisions under our credit facility and excludes $15.8 million of outstanding letters of credit related to normal business transactions. See Note 7 to the consolidated financial statements for further discussion of long-term debt.
(2)	Estimated interest payments to be made on our long-term debt. Interest rates used to determine interest payments on variable rate debt are based on our estimates of future interest rates as of the end of fiscal 2008. See Note 7 to the consolidated financial statements for description of interest rate terms.
(3)	Contracts for purchases of grains, grass seed and pet food ingredients, used primarily to mitigate risk associated with increases in market prices and commodity availability.
(4)	Possible performance-based payments associated with prior acquisitions of businesses are not included in the above table, because they are based on future performance of the businesses acquired, which is not yet known. Performance-based payments in fiscal 2008 were approximately $4.0 million and approximately $0.5 million in fiscal 2007. Performance-based periods extend through 2014.

We adopted FIN 48 on the first day of fiscal 2008. As of September 27, 2008, we had unrecognized tax benefits of $1.4 million and accrued interest and penalties of $0.6 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

We believe that cash flows from operating activities, funds available under our revolving credit facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $30 million for the next 12 months, which is related primarily to replacements and upgrades to plant and equipment and investment in our implementation of a scalable enterprise-wide information technology platform. We are investing in this information technology platform to improve existing operations, to support future growth and enable us to take advantage of new applications and technologies. We have invested approximately $38 million from fiscal 2005 through fiscal 2008 in this initiative and plan to invest up to an additional $5 million in fiscal 2009 for planned implementations. Capital expenditures for 2010 and beyond will depend upon the pace of conversion of those remaining legacy systems. This initiative, when complete, will combine our numerous information systems into one enterprise system and create a common business model and common data, which should create greater efficiency and effectiveness.

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

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

Effective September 30, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). As a result of the implementation of FIN 48, we recognized a $0.5 million increase in our reserve for uncertain tax positions and a cumulative effect adjustment to decrease retained earnings. At the adoption date, we had $1.6 million of unrecognized tax benefits, $0.8 million of which would affect the effective tax rate if recognized. We have not recorded any significant changes to the unrecognized tax benefits during the current fiscal year and do not anticipate that there will be any significant changes to these unrecognized tax benefits within the next twelve months.

Interest and penalties related to uncertain tax positions are recognized in income tax expense. As of the adoption date, we had approximately $0.4 million of accrued interest and penalties related to uncertain tax positions.

Our major taxing jurisdictions are the United States and various states. Tax years 2004 through 2007 for the Internal Revenue Service and 2002 through 2007 for various states remain open to examination. We do not believe that the outcome of any examination will have a material impact on our financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivatives and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company in its fiscal year beginning September 27, 2009. We are currently evaluating the impact of SFAS No. 161 on our consolidated financial statements.

Business Combinations

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

Noncontrolling Interests in Consolidated Financial Statements

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

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information to assist financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display on the face of the balance sheet the fair value of assets and liabilities chosen by us for fair value accounting. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us in our fiscal year beginning September 28, 2008. We do not believe the adoption of SFAS No. 159 will have a material impact on our consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also establishes a framework for measuring fair value and provides for expanded disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by us beginning in the first quarter of fiscal 2010. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, to clarify the application of SFAS 157 in inactive markets for financial assets. FSP 157-3 became effective upon issuance and SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 is effective for our fiscal year beginning September 28, 2008. We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial statements.

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

Allowance for Doubtful Accounts

We record an allowance for credit losses and disputed balances associated with our customers’ failure to make required payments. We estimate our allowance based on both specific identification, historical experience, customer concentrations, customer credit-worthiness and current economic trends. Generally, we require no collateral from our customers. If the financial condition of our customers were to deteriorate, we were not able to demonstrate the validity of amounts due or if future default rates on trade receivables in general differ from those currently anticipated, additional allowances may be required, which would effect earnings in the period the adjustments are made. For more information, see Note 4 to our consolidated financial statements.

Inventory

Inventory, which primarily consists of lawn and garden products and pet supplies finished goods, is stated at the lower of first-in first-out (“FIFO”) cost or market. Cost includes certain indirect purchasing, merchandise handling and storage costs incurred to acquire or manufacture inventory, costs to unload, process and put away shipments received to prepare them to be picked for orders, and certain overhead costs. We compute the amount of such costs capitalized to inventory based on an estimate of costs related to the procurement and processing of inventory to prepare it for sale compared to total product purchases. When necessary, we have reduced the carrying value of our inventory if market conditions indicate that we will not recover the carrying cost upon sale. Future adverse changes in market conditions related to our products could result in an additional charge to income in the period in which such conditions occur.

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

We test goodwill for impairment annually (on the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by initially comparing the fair value of each of our four reporting units to their related carrying values. If the fair value of the reporting unit is less than its carrying value, we perform an additional step to determine the implied fair value of goodwill associated with that reporting unit. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and, accordingly, we recognize such impairment. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all four reporting units to our total market capitalization.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimate of fair value of each of our reporting units is based on our projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates. The valuations employ present value techniques to measure fair value and consider market factors.

Key assumptions used to determine the fair value of each reporting unit as of our fiscal 2007 annual testing date (July 1, 2007) were: (a) expected cash flow for the period from 2008 to 2013; and (b) a discount rate of 9%, which was based on management’s best estimate of the after-tax weighted average cost of capital. Based upon the results of our July 1, 2007 analysis, no impairment of goodwill was indicated.

As of December 29, 2007, due to the continuing challenging business conditions and the significant decline in our market capitalization, we concluded there was an indication of possible impairment. Certain key assumptions used to determine the fair value of each reporting unit as of December 29, 2007 were revised to reflect: (a) significant reductions in future expected cash flows for the period from 2008 to 2013 due to the continuing soft economy, weakness in the housing sector and other reasons; and (b) a discount rate of 15%, which was based on management’s best estimate of the after-tax weighted average cost of capital, adjusted for our increased level of financial risk and the increased risk associated with our future operations. Based on our updated analysis and the sustained decline in market capitalization, we concluded that there was an impairment of goodwill and, thus, recognized a non-cash charge of $400 million in the first quarter of fiscal 2008, comprised of $202 million relating to Garden Products and $198 million relating to Pet Products.

As of December 29, 2007, if forecasted cash flows had been 10% lower than estimated, the resulting goodwill impairment charge would not have changed. As of December 29, 2007, if the discount rate applied in our analysis had been 10% higher than estimated, the resulting goodwill impairment charge would not have changed. However, changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of the reporting units in the future and could result in additional impairment of goodwill.

We performed our fiscal 2008 annual goodwill impairment test as of June 29, 2008. Key assumptions used to determine the fair value of each reporting unit as of our fiscal 2008 annual testing date (June 29, 2008) were: (a) expected cash flow for the period from 2009 to 2014; and (b) a discount rate of 15%, which was based on management’s best estimate of the after-tax weighted average cost of capital, adjusted for the increased risk associated with our future operations and credit profile. Based on our analysis, we concluded there was an additional impairment of goodwill and recognized a non-cash charge of $5 million relating to goodwill in Garden Products.

As of June 29, 2008, if forecasted cash flows had been 10% lower than estimated, the resulting goodwill impairment would not have changed. As of June 29, 2008, if the discount rate applied in our analysis had been 10% higher than estimated, the resulting goodwill impairment would not have changed. However, changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of the reporting units in the future and could result in additional impairment of goodwill.

In consideration of the current economic situation and the sustained decline in our market capitalization, management reevaluated the results of its goodwill impairment analysis as of September 27, 2008 and through mid-November 2008. Management considered whether there had been any significant changes in our future projections of operating results and cash flows, or to any of the important valuation assumptions underlying the analysis as of June 29, 2008. We have concluded that there were no significant changes suggesting the June 29, 2008 analysis should be updated and concluded that no additional impairment charge is required as of September 27, 2008. We may need to reevaluate our goodwill impairment analysis in future quarters.

Long-Lived Assets

We review our long-lived assets, including intangibles and property, plant and equipment, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under FAS No. 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from use of the asset are less than its carrying amount. Under FAS No. 142, an impairment loss would be recognized for an intangible asset with an indefinite useful life if its carrying value exceeds its fair value. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The fair value of the assets are estimated using the discounted future cash flows of the assets based upon a rate commensurate with the risk. Our estimate of future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales and costs. Estimating the fair value further requires selecting the discount rate and other factors affecting the valuation of asset fair values, and is based upon our experience, knowledge and third-party data. We record asset impairment charges when the carrying value of an asset was in excess of its fair value. In fiscal 2008, we recognized a $27.0 million impairment charge in Garden Products related to under-performing assets, including certain trademarks. If the discount rates applied had been increased by 100-basis-points, the impairment would have been approximately $0.5 million more than the amount recognized. Should market conditions or the assumptions used by us in determining the fair value of assets change, or management change plans regarding the future usage of certain assets, additional charges to operations may be required in the period in which such conditions occur.

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

We use the Black-Scholes option valuation model to value employee stock awards. We estimate stock price volatility based on an average historical volatility of our stock. Estimated option life and forfeiture rate assumptions are also derived from historical data. We recognize compensation expense using the straight-line amortization method for stock-based compensation awards with graded vesting service conditions. Changes in the assumptions can significantly affect the estimate of fair value of share-based compensation and, consequently, the related amount recognized in the Consolidated Statements of Operations.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Deferred income taxes result primarily from bad debt allowances, inventory and goodwill write-downs, depreciation and nondeductible reserves. We establish a valuation allowance for deferred tax assets when management believes it is more likely than not a deferred tax asset will not be realized. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance. We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. As of fiscal 2008 and 2007, we had valuation allowances related to various state net deferred tax assets of $10.9 million and $6.0 million, respectively. United States income taxes have not been provided on undistributed earnings (approximately $4.3 million at September 27, 2008) of our foreign subsidiary since all such earnings are considered indefinitely reinvested overseas.

During 2008, we adopted the Financial Accounting Standards Board’s (“FASB”) Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 changes the accounting for uncertainty in income taxes by creating a new framework for how companies should recognize, measure, present, and disclose uncertain tax positions in their financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

Accruals for Self-Insurance

We maintain insurance for certain risks, including workers’ compensation, general liability and vehicle liability, and are self-insured for employee related health care benefits. Our workers’ compensation, general liability and vehicle liability insurance policies include deductibles of $250,000 to $350,000 per occurrence, with a separate vehicle liability deductible of $50,000 for physical damage. We maintain excess loss insurance that covers any health care costs in excess of $200,000 per person per year. We maintain a self-insurance reserve for losses, determined actuarially by a third-party, based on claims filed and actuarial estimates of the ultimate loss amount inherent in the claims, including losses for claims incurred but not reported. Any actuarial projection of losses concerning workers’ compensation and general liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insurance liabilities. However, any differences in estimates and assumptions could result in accrual requirements materially different from the calculated accruals.

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

Interest Rate Risk. The interest payable on our credit facilities and $75 million of our senior subordinated notes is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on our variable rate debt had changed by 10% compared to actual rates, interest expense would have increased or decreased by approximately $2.9 million in fiscal 2008. In addition, we have investments consisting of cash equivalents and short-term investments in marketable debt securities, which are also affected by changes in market interest rates.

Commodity Prices. We are exposed to fluctuations in market prices for grains, grass seed and pet food ingredients. To mitigate risk associated with increases in market prices and commodity availability, we enter into contracts for purchases, primarily to ensure commodity availability to us in the future. As of September 27, 2008, we had entered into fixed purchase commitments for commodities totaling approximately $280 million. A 10% change in the market price for these commodities would have resulted in an additional pretax gain or loss of $28 million related to the contracts outstanding as of September 27, 2008.

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

Based on evaluation of the criteria set forth by COSO in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 27, 2008.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on our internal control over financial reporting, which appears on page 48 of this Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Central Garden & Pet Company:

We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company”) as of September 27, 2008 and September 29, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended September 27, 2008. We also have audited the Company’s internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Garden & Pet Company and subsidiaries as of September 27, 2008 and September 29, 2007, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 27, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, on September 30, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.”

/s/ Deloitte & Touche LLP

San Francisco, California

November 26, 2008

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED BALANCE SHEETS

	September 27, 2008	September 29, 2007
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$26,929	$21,055
Accounts receivable, net	260,639	247,429
Inventories	349,499	378,365
Prepaid expenses, deferred income taxes and other	34,686	38,659

Total current assets	671,753	685,508
Land, buildings, improvements and equipment:
Land	9,141	10,192
Buildings and improvements	93,014	95,485
Transportation equipment	4,139	5,773
Machinery and warehouse equipment	138,889	145,897
Office furniture and equipment	82,847	68,994

Total	328,030	326,341
Less accumulated depreciation and amortization	(154,017)	(124,732)

Land, buildings, improvements and equipment – net	174,013	201,609
Goodwill	201,499	598,758
Other intangible assets, net	107,404	100,314
Other assets	104,649	60,633

Total	$1,259,318	$1,646,822

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$133,364	$135,972
Accrued expenses	84,345	75,968
Current portion of long-term debt	3,340	3,352

Total current liabilities	221,049	215,292
Long-term debt	519,807	607,171
Deferred income taxes and other long-term obligations	7,037	44,802
Convertible redeemable preferred stock	—	750
Minority interest	2,667	1,834
Commitments and contingencies
Shareholders’ equity:
Common stock	210	221
Class A common stock	485	478
Class B stock	16	16
Additional paid-in capital	555,310	553,728
Retained earnings (accumulated deficit)	(50,463)	217,335
Accumulated other comprehensive income	3,200	5,195

Total shareholders’ equity	508,758	776,973

Total	$1,259,318	$1,646,822

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 27, 2008	September 29, 2007	September 30, 2006
	(in thousands, except per share amounts)
Net sales	$1,705,386	$1,671,145	$1,621,531
Cost of goods sold and occupancy	1,184,058	1,136,825	1,086,219

Gross profit	521,328	534,320	535,312
Selling, general and administrative expenses	415,978	434,903	398,510
Goodwill and other impairments	429,764	—	—

Income (loss) from operations	(324,414)	99,417	136,802
Interest expense	(38,326)	(49,685)	(40,677)
Interest income	1,053	1,538	3,007
Other income	2,116	2,402	3,083

Income (loss) before income taxes and minority interest	(359,571)	53,672	102,215
Income taxes (tax benefit)	(93,069)	19,999	35,791
Minority interest	833	1,369	890

Net income (loss)	$(267,335)	$32,304	$65,534

Net income (loss) per share:
Basic	$(3.76)	$0.46	$0.97
Diluted	$(3.76)	$0.45	$0.95
Weighted average shares used in the computation of net income (loss) per share:
Basic	71,117	70,824	67,833
Diluted	71,117	72,050	69,054

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock		Class A Common Stock		Class B Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Deferred Compensation	Treasury Stock		Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance, September 24, 2005	33,419,556	$334	47,321,386	$473	1,654,462	$16	$576,600	$119,497	$(4,377)	(13,759,865)	$(145,581)	$216	$547,178
Reclassification of deferred compensation upon adoption of SFAS No. 123(R)		(1)					(4,376)		4,377				—
Stock-based compensation	109,403						5,064						5,064
Tax benefit from exercise of stock options							4,026						4,026
Conversion of Class B stock into common stock	2,200				(2,200)								—
Issuance of common stock	503,730	5					9,737						9,742
Secondary public offering	1,975,000	20					104,535						104,555
Repurchase of common stock	(241,593)	(2)					(10,012)						(10,014)
Retirement of treasury stock	(13,759,865)	(138)					(145,443)			13,759,865	145,581		—
Comprehensive income
Net change in foreign currency translation.												1,274	1,274
Net income								65,534					65,534

Total comprehensive income													66,808

Balance, September 30, 2006	22,008,431	218	47,321,386	473	1,652,262	16	540,131	185,031	—	—	—	1,490	727,359
Stock-based compensation							4,985						4,985
Tax benefit from exercise of stock options							1,977						1,977
Conversion of preferred stock into common stock	64,803	1	129,606	1			2,248						2,250
Issuance of common stock	224,751	2	409,611	4			4,387						4,393
Comprehensive income
Net change in foreign currency translation												3,705	3,705
Net income								32,304					32,304

Total comprehensive income													36,009

Balance, September 29, 2007	22,297,985	221	47,860,603	478	1,652,262	16	553,728	217,335	—	—	—	5,195	776,973
Stock-based compensation							5,977						5,977
Tax benefit from exercise of stock options							68						68
Issuance of common stock			606,396	7			1,425						1,432
Repurchase of common stock	(1,289,601)	(11)					(5,888)						(5,899)
Cumulative effect of adoption of FIN 48								(463)					(463)
Comprehensive income
Net change in foreign currency translation.												(1,995)	(1,995)
Net loss								(267,335)					(267,335)

Total comprehensive loss													(269,330)

Balance, September 27, 2008	21,008,384	$210	48,466,999	$485	1,652,262	$16	$555,310	$(50,463)	$—	—	$—	$3,200	$508,758

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 27, 2008	September 29, 2007	September 30, 2006
	(in thousands)
Cash flows from operating activities:
Net income (loss) .	$(267,335)	$32,304	$65,534
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization.	32,517	30,717	23,957
Stock-based compensation	13,422	4,985	5,064
Excess tax benefits from stock-based awards	(68)	(1,977)	(4,026)
Minority interest	833	1,369	890
Deferred income taxes	(109,717)	16,606	5,288
Loss (gain) on disposal of property	(7,931)	124	19
Loss on sale of a business and equipment	1,903	—	—
Goodwill and other impairments	429,764	—	—
Changes in assets and liabilities (excluding businesses acquired):
Receivables.	(13,223)	(7,757)	(8,033)
Inventories.	29,832	(51,525)	(10,704)
Prepaid expenses and other assets.	8,397	5,681	12,179
Accounts payable.	(3,980)	13,212	7,517
Accrued expenses.	(435)	(4,253)	(5,167)
Other long-term obligations.	1,049	(951)	2,648

Net cash provided by operating activities.	115,028	38,535	95,166

Cash flows from investing activities:
Additions to property.	(22,349)	(60,038)	(47,589)
Businesses acquired, net of cash acquired.	(5,010)	(34,004)	(380,690)
Proceeds from property sales	12,053	—	—
Collection of notes	—	3,340	16,058
Issuance of note	—	(2,025)	—
Restricted investments.	(100)	267	(15,500)

Net cash used by investing activities.	(15,406)	(92,460)	(427,721)

Cash flows from financing activities:
Repayments on revolving line of credit	(804,000)	(967,000)	(878,678)
Borrowings on revolving line of credit	718,000	1,012,000	982,530
Repayments of long-term debt.	(2,611)	(2,964)	(473,322)
Proceeds from issuance of long-term debt	—	—	600,000
Proceeds from issuance of common stock	1,432	4,393	114,297
Excess tax benefits from stock-based awards	68	1,977	4,026
Repurchase of common stock	(5,899)	—	(10,014)
Redemption of preferred stock	(750)	—	—
Distribution to minority interest	—	(800)	—
Payment of financing costs.	(175)	(1,131)	(6,600)

Net cash (used in) provided by financing activities.	(93,935)	46,475	332,239

Effect of exchange rate changes on cash and equivalents.	187	99	(70)

Net increase (decrease) in cash and cash equivalents	5,874	(7,351)	(386)
Cash and cash equivalents at beginning of year.	21,055	28,406	28,792

Cash and cash equivalents at end of year.	$26,929	$21,055	$28,406

Supplemental information:
Cash paid for interest.	$39,818	$50,085	$38,842
Cash paid for income taxes – net of refunds.	9,511	3,958	27,711
Liabilities assumed in connection with acquisitions	1,505	3	52,215
Conversion of preferred stock to common stock	—	2,250	—
Note receivable from sale of property	3,850	—	—
Purchases of property included in accounts payable	1,126	2,483	—

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended September 27, 2008,

September 29, 2007 and September 30, 2006

1. Organization and Significant Accounting Policies

Organization – Central Garden & Pet Company (“Central”), a Delaware corporation, and subsidiaries (the “Company”), is a leading marketer and producer of quality branded products for the pet and lawn and garden supplies markets.

Basis of Consolidation and Presentation – The consolidated financial statements include the accounts of Central and all majority-owned subsidiaries. Minority interests in consolidated entities are recognized for the share of assets, liabilities and operating results not owned by Central. All intercompany balances and transactions have been eliminated.

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

Revenue Recognition – Sales are recognized when merchandise is shipped, risk of loss and title passes to the customer and the Company has no further obligations to provide services related to such merchandise. Discounts, volume-based rebate incentives and most cooperative advertising amounts are recorded as a reduction of sales. The Company’s current practice on product returns is to accept and credit the return of unopened cases of products from customers where the quantity is small, where the product has been mis-shipped or the product is defective. Provisions are made for estimated sales returns which are deducted from net sales at the time of shipment. Sales also include shipping and handling costs billed directly to customers. The amount billed to customers for shipping and handling costs included in net sales for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006 was $1.7 million, $3.4 million, and $2.4 million, respectively.

Cost of goods sold and occupancy consists of cost of product, inbound freight charges, purchasing and receiving costs, certain indirect purchasing, merchandise handling and storage costs, internal transfer costs as well as allocations of overhead costs, including depreciation, related to the Company’s facilities. Cost of goods sold excludes substantially all shipping and handling and out-bound freight costs to customers, which are included in selling, general and administrative expenses as delivery expenses. The cost of shipping and handling, including internal costs and payments to third parties, included in delivery expenses within selling, general and administrative expenses for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006 was $62.7 million, $64.0 million and $69.2 million, respectively. Amounts billed to customers for shipping and handling costs are included in net sales.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs – The Company expenses the costs of advertising as incurred. Advertising expenses were $35.7 million, $35.7 million and $35.2 million in fiscal 2008, 2007 and 2006, respectively.

401(k) Plans – The Company sponsors several 401(k) plans which cover substantially all employees. The Company’s matching contributions expensed under these plans were $1,563,000, $1,529,000 and $1,173,000 for fiscal years 2008, 2007 and 2006, respectively.

Other income consists principally of earnings from equity method investments and foreign exchange gains and losses.

Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Deferred income taxes result primarily from bad debt allowances, inventory and goodwill write-downs, depreciation and nondeductible reserves. The Company establishes a valuation allowance for deferred tax assets when management believes it is more likely than not a deferred tax asset will not be realized. As of fiscal 2008 and 2007, the Company had valuation allowances related to various state net deferred tax assets of $10.9 million and $6.0 million, respectively. United States income taxes have not been provided on undistributed earnings (approximately $4.3 million at September 27, 2008) of the Company’s foreign subsidiary since all such earnings are considered indefinitely reinvested overseas.

The Company adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on September 30, 2007, the first day of fiscal 2008, as required. FIN 48 changes the accounting for uncertainty in income taxes by creating a new framework for how companies should recognize, measure, present, and disclose uncertain tax positions in their financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. FIN 48 also provides guidance on the reversal of previously recognized tax positions, balance sheet classifications, accounting for interest and penalties associated with tax positions, and income tax disclosures. The Company recognized a $0.5 million increase to its liabilities for uncertain tax positions and a cumulative effect adjustment to decrease retained earnings as of the adoption date. See Note 9, “Income Taxes” for additional information.

Cash and cash equivalents include all highly liquid debt instruments with a maturity of three months or less at the date of purchase.

Inventories, which primarily consist of garden products and pet supplies finished goods, are stated at the lower of FIFO cost or market. Cost includes certain indirect purchasing, merchandise handling and storage costs incurred to acquire or manufacture inventory, costs to unload, process and put away shipments received in order to prepare them to be picked for orders, and certain other overhead costs. The amount of such costs capitalized to inventory is computed based on an estimate of costs related to the procurement and processing of inventory to prepare it for sale compared to total product purchases.

Long-Lived Assets – The Company reviews its long-lived assets, including indefinite-lived intangible assets property, plant and equipment, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under FAS No. 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

asset are less than its carrying amount. Under FAS No. 142, an impairment loss would be recognized for an intangible asset with an indefinite useful life if its carrying value exceeds its fair value. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company has recorded asset impairment charges when the carrying value of an asset was in excess of its fair value. Should market conditions or the assumptions used by the Company in determining the fair value of assets change, or management changes plans regarding the future use of certain assets, additional charges to operations may be required in the period in which such conditions occur. In the fourth quarter of fiscal 2008, the Company recognized a $27.0 million impairment charge in the Company’s Garden Products segment related to under-performing assets.

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

Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Identifiable intangible assets acquired in business combinations are recorded based on their fair values at the date of acquisition. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and identifiable intangible assets with indefinite lives are not subject to amortization but must be evaluated for impairment. The Company tests for goodwill impairment annually or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See Note 5 – Goodwill.

Restricted Assets – In connection with our purchase of an additional 60% of equity interest in Tech Pac LLC. in March 2006, we deposited approximately $15.5 million into an account for possible contingent performance-based payments over the next five years. No payments have been made to date. The balance of the escrow account is included in Other assets as of September 27, 2008 and September 29, 2007.

Investments – The Company owns membership interests (from 33% to 49%) in three unconsolidated companies. The Company accounts for its interest in these entities using the equity method. Equity income of $2.7 million in fiscal 2008, $1.9 million in fiscal 2007 and $2.5 million in fiscal 2006 is included in other income in the consolidated statements of operations. The Company’s investment in these entities was $6.1 million at September 27, 2008 and $10.5 million at September 29, 2007. At the end of fiscal year 2007, the Company’s share of the underlying equity in net assets was greater than its investments in these entities by approximately

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1.0 million, which was attributable to goodwill when the investments were made. During fiscal 2008, the Company determined that the goodwill was impaired as a result of its annual impairment analysis. Accordingly, the Company recorded a non-cash charge of approximately $1.0 million in fiscal 2008. On a combined basis, the assets, liabilities, revenues and expenses of these entities are not significant.

Accruals For Insurance – The Company maintains insurance for certain risks, including workers’ compensation, general liability and vehicle liability, and is self-insured for employee related health care benefits. The Company’s workers’ compensation, general liability and vehicle liability insurance policies include deductibles of $250,000 to $350,000 per occurrence. The Company maintains excess loss insurance that covers any health care costs in excess of $200,000 per person per year. The Company establishes reserves for losses based on its claims experience and actuarial estimates of the ultimate loss amount inherent in the claims, including claims incurred but not yet reported. Costs are recognized in the period the claim is incurred, and the financial statement accruals include an estimate of claims incurred but not yet reported.

Fair Value of Financial Instruments – At September 27, 2008 and September 29, 2007, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and floating rate debt approximates its fair value. The fair value, determined by comparison to quoted market prices, of the Company’s $150 million senior subordinated notes was $123.0 million at September 27, 2008 and $140.6 million at September 29, 2007.

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

In October 2003, the Company entered into a $75 million pay-floating interest rate swap effectively converting 50% of its $150 million fixed rate 9-1/8% senior subordinated notes to a floating rate of LIBOR + 4.04%. When it was entered into, the swap was designated as a hedge of the underlying specific interest rate exposure on the senior subordinated debt. The differential paid or received on the swap is recognized in interest expense over the life of the swap, thereby adjusting the effective interest rate on the underlying obligation. The unrealized gain was approximately $1.2 million in fiscal year 2008, and the unrealized loss was approximately $0.5 million in fiscal year 2007, with corresponding adjustments made to the fair value of the related debt.

Stock-Based Compensation – Beginning in fiscal 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” and began recording compensation expense associated with stock options and other forms of equity compensation in accordance with the accounting standard. The Company elected to adopt the standard using the modified prospective transition method. Under this transition method, compensation cost associated with stock options includes: (1) amortization related to the remaining unvested portion of all share-based payments granted prior to, but not vested as of September 24, 2005, based on the grant date fair value estimated in accordance with the original pro forma footnote disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and (2) amortization related to all share-based payments granted subsequent to September 24, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Accordingly, stock-based compensation expense is recognized over the service period of the employees using the straight-line attribution method. Total compensation costs recognized under all share-based arrangements in fiscal 2008 was $13.4 million ($8.5 million after tax), in fiscal 2007 was $5.0 million ($3.1 million after tax) and in fiscal 2006 was $5.1 million ($3.1 million after tax).

Total Comprehensive Income – Total comprehensive income consists of two components: net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements – In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivatives and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company in its fiscal year beginning September 27, 2009. The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information to assist financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display on the face of the balance sheet the fair value of assets and liabilities chosen by the company for fair value accounting. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company in its fiscal year beginning September 28, 2008. The Company does not believe the adoption of SFAS No. 159 will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also establishes a framework for measuring fair value and provides for expanded disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements on a recurring basis (at least annually) and will be adopted by the Company beginning in the first quarter of fiscal 2010. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, to clarify the application of SFAS 157 in inactive markets for financial assets. FSP 157-3 became effective upon issuance and SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 is effective for the Company’s fiscal year beginning September 28, 2008. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

2. Acquisitions

Fiscal 2008

In October 2007, the Company acquired the remaining 51% interest in Matson L.L.C. (“Matson”) for approximately $5.1 million. The Company previously acquired its 49% interest in Matson in July 2003, and accounted for the investment under the equity method. Matson is engaged primarily in the formulation and manufacture of controls for garden use. The purchase price exceeded the fair value of net tangible and identified intangible assets acquired by approximately $3.8 million, which was recorded as goodwill.

Fiscal 2007

In September 2007, the Company acquired B2E Corporation for approximately $13.9 million of which approximately $3.5 million was deposited into an escrow account for possible contingent performance-based payments over the next four years. B2E develops and markets pest control products for horn flies, mosquitoes, and mushroom pests. The purchase price exceeded the fair value of net tangible and identified intangible assets acquired by approximately $6.3 million, which was recorded as goodwill.

Fiscal 2006

The Company completed five acquisitions during the fiscal year ended September 30, 2006. With the exception of Farnam Companies, Inc (“Farnam”) pro forma results of operations have not been presented for any of the acquisitions because the effects of these acquisitions were not material to Central’s operating results either individually or in the aggregate. The consolidated financial statements include the effects of these acquired businesses from the dates of acquisition. The purchase accounting for these acquisitions has been completed and the purchase price allocations are summarized as follows (in thousands):

Net tangible assets acquired	$93,428
Other intangible assets acquired	91,509
Goodwill (See Note 5)	207,234

Total consideration paid (including transaction costs)	$392,171

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

trademark since 1956, is a leading brand of environmentally-friendly soil supplements that promote healthy plant color and deeper root structures. The purchase price exceeded the fair value of net assets acquired by approximately $3 million, which was recorded as goodwill.

In March 2006, the Company increased its equity interest in Tech Pac from 20% to 80%. The Company paid approximately $21 million in cash and deposited cash of approximately $15.5 million in an escrow account for possible contingent performance based payments over the next five years (included in Other assets in the consolidated balance sheet). The Company acquired its initial 20% interest in Tech Pac when it acquired Gulfstream Home & Garden, Inc. (which had a 20% interest in Tech Pac at the time of the acquisition) in February 2005. Tech Pac is a leading supplier of insect control branded products in the lawn and garden market place. Tech Pac’s leading brands include Sevin®, a broad-based insecticide, Over’n Out!® for fire ant control and RooTone®, a leading root stimulant for the gardening enthusiast. The purchase price exceeded the fair value of the net tangible assets acquired by approximately $10 million.

In February 2006, the Company acquired Farnam for an initial payment of approximately $287 million in cash, plus $4 million in cash for the purchase of related real property. An additional $15 million in cash was paid in fiscal 2007 primarily for the final determination of Farnam’s net assets at closing. Farnam is a leading marketer and manufacturer of innovative health care products primarily for horses, household pets and livestock sold through over-the-counter and veterinary channels. In addition to the internationally recognized Farnam umbrella brand, Farnam’s portfolio of industry leading brands includes Equicare, ComboCare, IverCare, and Repel-X for horses; D-Worm, BioSpot and Scratchex for household pets; and Adams and Bite Free insect controls for home and yard care. The purchase price exceeded the fair value of net tangible and intangible assets acquired by approximately $181 million, which was recorded as goodwill.

The following table summarizes on a pro forma basis the unaudited consolidated results of operations of the Company as if the Farnam acquisition had occurred at the beginning of the period presented. The pro forma consolidated results of operations include adjustments to give effect to interest expense on acquisition-related debt and certain other purchase accounting adjustments. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented, nor of the future results of the combined operations (in thousands except per share amounts):

Fiscal Year Ended
September 30, 2006
Net sales	$1,675,278
Gross profit	562,144
Income from operations	140,746
Income before income taxes and minority interest	97,441
Net income	62,177
Net income per share:
Basic	$0.92
Diluted	$0.90

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

3. Concentration of Credit Risk and Significant Customers and Suppliers

Customer Concentration – Approximately 41%, 41% and 40% of the Company’s net sales for fiscal years 2008, 2007 and 2006, respectively, were derived from sales to the Company’s top five customers. The Company’s largest customer accounted for approximately 17% of the Company’s net sales in each of the fiscal years 2008, 2007 and 2006. The Company’s second largest customer accounted for approximately 8% of the Company’s net sales in each of the fiscal years 2008, 2007 and 2006. The Company’s third largest customer accounted for approximately 6%, 6% and 7% of the Company’s net sales in each of the fiscal years 2008, 2007 and 2006, respectively. The loss of, or significant adverse change in, the relationship between the Company and any of these three customers could have a material adverse effect on the Company’s business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company’s inability to collect accounts receivable from any major customer could also have a material adverse impact on the Company’s business and financial results. As of September 27, 2008 and September 29, 2007 accounts receivable from the Company’s top ten customers comprised 52% and 49% of the Company’s total accounts receivable, including 10% and 10% from the Company’s largest customer, respectively.

Supplier Concentration – While the Company purchases products from many different manufacturers and suppliers, approximately 6%, 7% and 8% of the Company’s cost of goods sold in fiscal years 2008, 2007 and 2006, respectively, were derived from products purchased from the Company’s five largest suppliers.

4. Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts are summarized below (in thousands):

Description	Balances at Beginning of Period	Charged to Costs and Expenses	Asset Write-Offs, Less Recoveries	Balances at End of Period
Fiscal year ended September 30, 2006	$11,712	$4,438	$(3,352)	$12,798
Fiscal year ended September 29, 2007	12,798	9,807	(8,802)	13,803
Fiscal year ended September 27, 2008	13,803	6,381	(5,003)	15,181

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Goodwill

Changes in the carrying amount of goodwill for the fiscal years ended September 27, 2008 and September 29, 2007 are as follows (in thousands):

	Garden Products Segment	Pet Products Segment	Total
Balance as of September 30, 2006	$172,826	$384,994	$557,820
Additions	22,217	16,375	38,592
Currency translation	—	2,346	2,346

Balance as of September 29, 2007	195,043	403,715	598,758
Additions (reductions)	10,831	(5,630)	5,201
Currency translation	—	(608)	(608)
Impairments (1)	(205,874)	(195,978)	(401,852)

Balance as of September 27, 2008	$—	$201,499	$201,499

(1)	Total goodwill impaired during fiscal year 2008 was approximately $403 million. Approximately $1 million related to an equity method investment recorded in Other assets. (See Note 1 – Organization and Significant Accounting Policies.)

Additions or reductions to goodwill include acquisitions, purchase price adjustments and reclassifications of amounts upon finalization of purchase accounting. All goodwill is expected to be fully deductible for income tax purposes.

The Company tests goodwill for impairment annually (on the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by initially comparing the fair value of each of the Company’s four reporting units to their related carrying values. If the fair value of the reporting unit is less than its carrying value, the Company performs an additional step to determine the implied fair value of goodwill associated with that reporting unit. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and, accordingly, the Company recognizes such impairment. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all four reporting units to the Company’s total market capitalization.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimate of fair value of each of the Company’s reporting units is based on the Company’s projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies. The Company bases its fair value estimates on assumptions the Company believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates. The valuations employ present value techniques to measure fair value and consider market factors.

Key assumptions used to determine the fair value of each reporting unit as of the Company’s fiscal 2007 annual testing date (July 1, 2007) were: (a) expected cash flow for the period from 2008 to 2013; and (b) a discount rate of 9%, which was based on management’s best estimate of the after-tax weighted average cost of capital. Based upon the results of the Company’s July 1, 2007 analysis, no impairment of goodwill was indicated.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 29, 2007, due to the continuing challenging business conditions and the significant decline in the Company’s market capitalization, the Company concluded there was an indication of possible impairment. Certain key assumptions used to determine the fair value of each reporting unit as of December 29, 2007 were revised to reflect: (a) significant reductions in future expected cash flows for the period from 2008 to 2013 due to the continuing soft economy, weakness in the housing sector and other reasons; and (b) a discount rate of 15%, which was based on management’s best estimate of the after-tax weighted average cost of capital, adjusted for the Company’s increased level of financial risk and the increased risk associated with the Company’s future operations. Based on the Company’s updated analysis and the sustained decline in market capitalization, the Company concluded that there was an impairment of goodwill and, thus, recognized a non-cash charge of $400 million in the first quarter of fiscal 2008, comprised of $202 million relating to the Company’s Garden Products segment and $198 million relating to the Company’s Pet Products segment.

As of December 29, 2007, if forecasted cash flows had been 10% lower than estimated, the resulting goodwill impairment charge would not have changed. As of December 29, 2007, if the discount rate applied in the Company’s analysis had been 10% higher than estimated, the resulting goodwill impairment charge would not have changed. Changes in the judgments and estimates underlying the Company’s analysis of goodwill for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of the reporting units in the future and could result in additional impairment of goodwill.

The Company performed its annual fiscal 2008 goodwill impairment test as of June 29, 2008. Key assumptions used to determine the fair value of each reporting unit as of the Company’s fiscal 2008 annual testing date (June 29, 2008) were: (a) expected cash flow for the period from 2009 to 2014; and (b) a discount rate of 15%, which was based on management’s best estimate of the after-tax weighted average cost of capital, adjusted for the increased risk associated with the Company’s future operations and credit profile. Based on the Company’s analysis, it was concluded there was an impairment of goodwill and recognized a non-cash charge of $5 million relating to goodwill in the Company’s Garden Products segment. Additionally, an accrued liability of $1.8 million was reclassified against goodwill in the Pet Products segment when the related uncertainty was resolved.

As of June 29, 2008, if forecasted cash flows had been 10% lower than estimated, the resulting goodwill impairment would not have changed. As of June 29, 2008, if the discount rate applied in the Company’s analysis had been 10% higher than estimated, the resulting goodwill impairment would not have changed. Changes in the judgments and estimates underlying the Company’s analysis of goodwill for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of the reporting units in the future and could result in additional impairment of goodwill.

In consideration of the current economic situation and the sustained decline in the Company’s market capitalization, management reevaluated the results of its goodwill impairment analysis as of September 27, 2008 and through mid-November 2008. Management considered whether there had been any significant changes in the Company’s future projections of operating results and cash flows, or to any of the important valuation assumptions underlying the analysis as of June 29, 2008. The Company has concluded that there were no significant changes suggesting the June 29, 2008 analysis should be updated and concluded that no additional impairment charge is required as of September 27, 2008.

The Company will need to assess goodwill for further impairment in the future if indicators are present.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
	(in millions)
September 27, 2008
Marketing-related intangible assets – amortizable	$10.5	$(2.7)	$—	$7.8
Marketing-related intangible assets – nonamortizable	61.4	—	(4.9)	56.5

Total	71.9	(2.7)	(4.9)	64.3

Customer-related intangible assets – amortizable	41.6	(6.4)	—	35.2
Customer-related intangible assets – nonamortizable	—	—	—	—

Total	41.6	(6.4)	—	35.2

Other acquired intangible assets – amortizable	9.2	(1.3)	—	7.9
Other acquired intangible assets – nonamortizable	1.2	—	(1.2)	—

Total	10.4	(1.3)	(1.2)	7.9

Total other intangible assets	$123.9	$(10.4)	$(6.1)	$107.4

September 29, 2007
Marketing-related intangible assets – amortizable	$10.5	$(1.9)	$—	$8.6
Marketing-related intangible assets – nonamortizable	58.9	—	—	58.9

Total	69.4	(1.9)	—	67.5

Customer-related intangible assets – amortizable	31.5	(3.8)	—	27.7
Customer-related intangible assets – nonamortizable	—	—	—	—

Total	31.5	(3.8)	—	27.7

Other acquired intangible assets – amortizable	5.5	(0.4)	—	5.1
Other acquired intangible assets – nonamortizable	—	—	—	—

Total	5.5	(0.4)	—	5.1

Total other intangible assets	$106.4	$(6.1)	$—	$100.3

Other intangible assets acquired include contract-based and technology-based intangible assets.

Certain adjustments to intangible assets were made during fiscal 2008 and fiscal 2007 upon finalization of purchase accounting.

The Company evaluates long-lived assets, including indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. In fiscal 2008, indicators of impairment were identified within the Garden Products segment related to current operating losses in certain operations. Accordingly, we recognized a $6.1 million impairment charge related to certain trade names.

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 1 to 25 years, over weighted average lives of 13 years for marketing-related intangibles, 22 years for customer-related intangibles and nine years for other acquired intangibles. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $4 million per year from fiscal 2009 through fiscal 2013.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Long-Term Debt

The Company has $650 million in senior secured credit facilities, consisting of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from 0% to 0.375%, or LIBOR plus a margin, which fluctuates from 0.75% to 1.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of September 27, 2008, the applicable interest rate on the revolving credit facility related to base rate borrowings was 5.25%, and the applicable interest rate related to LIBOR rate borrowings was 5.09%. Interest on the term loan is based on a rate equal to LIBOR plus a margin, which fluctuates from 1.50% to 1.75%, or the prime rate plus a margin, which fluctuates from 0.50% to 0.75%, at the Company’s option. As of September 27, 2008, the applicable interest rate on the term loan was 4.93%. The term loan is payable in quarterly installments of $750,000 with the balance payable in September 2012.

These facilities are secured by substantially all of the Company’s assets and contain certain financial covenants which require the Company to maintain minimum levels of interest coverage and maximum levels of total debt to EBITDA and that restrict the Company’s ability to repurchase its stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the facilities. Under the terms of the Company’s senior secured credit facilities, it may make restricted payments, including cash dividends, in an aggregate amount not to exceed $75,000,000 over the life of the facilities; if the total leverage ratio for the fiscal quarter most recently ended is less than 3.00 to 1.00, the maximum restricted payment amount will be increased to $100,000,000 over the life of the facilities. Apart from the covenants limiting restricted payments and capital expenditures, the facilities do not restrict the use of retained earnings or net income.

In March 2007 and in August 2007, the Company amended the maximum leverage and minimum interest coverage ratios, amended certain defined terms and amended certain negative covenants and other provisions of its credit agreement. In the August 2007 amendment, the Company also made certain changes to the interest rate on loans to provide for a margin on loans when its leverage rates exceed 4.5x. The Company was in compliance with all financial covenants as of September 27, 2008. There was a $78 million outstanding balance at September 27, 2008 under the $350 million revolving credit facility plus $15.8 million of outstanding letters of credit. After giving effect to the financial covenants in the credit agreement, the remaining potential borrowing capacity was $130.6 million.

The Company’s credit facility contains mandatory prepayment provisions when it has excess cash flow, as defined in the credit agreement, during the fiscal year. Accordingly, in December of 2008, the Company will be repaying approximately $20 million of the term loan per this provision by drawing down the revolving credit facility.

The Company also has outstanding $150 million of 9-1/8% senior subordinated notes due 2013. In October 2003, the Company entered into a $75 million pay-floating interest rate swap effectively converting half of its $150 million fixed rate 9-1/8 % senior subordinated notes to a floating rate of LIBOR + 4.04%.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt consists of the following:

	September 27, 2008	September 29, 2007
	(in thousands)
Senior subordinated notes, interest at 9-1/8% payable semi-annually, principal due February 2013	$150,000	$150,000
Term loan, interest at LIBOR + 1.50% or the prime rate plus 0.50%, quarterly principal payments of $750,000 remaining balance due September 2012	293,250	295,500
Revolving credit facility, interest at prime plus 0% to 0.25% or LIBOR + 0.75% to 1.375%, final maturity February 2011	78,000	164,000
Other notes payable	1,897	1,023

Total	523,147	610,523
Less current portion	(3,340)	(3,352)

Long-term portion	$519,807	$607,171

The scheduled principal repayments on long-term debt as of September 27, 2008 are as follows:

(in thousands)
Fiscal year:
2009	$23,340
2010	3,259
2011	81,056
2012	284,256
2013	151,236
Thereafter	—

Total	$543,147

8. Commitments and Contingencies

Commitments

Purchase commitments – Production and purchase agreements (primarily for grass seed and grains) entered into in the ordinary course of business obligate the Company to make future purchases based on estimated yields. The terms of these contracts vary and have fixed prices or quantities. At September 27, 2008, estimated annual purchase commitments were $112.7 million for fiscal 2009, $66.1 million for fiscal 2010, $44.0 million for fiscal 2011, $36.6 million for fiscal 2012 and $19.6 million for fiscal 2013.

Leases – The Company has operating lease agreements principally for office and warehouse facilities and equipment. Such leases have remaining terms of 1 to 12 years. Rental expense was $30.2 million for fiscal year 2008 and $28.1 million for fiscal years 2007 and 2006.

Certain facility leases have renewal options and include escalation clauses. Minimum lease payments include scheduled rent increases pursuant to these escalation provisions.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate minimum annual payments on non-cancelable operating leases at September 27, 2008 are as follows:

(in thousands)
Fiscal year:
2009	$24,690
2010	19,631
2011	13,517
2012	7,349
2013	4,536
Thereafter	11,972

Total	$81,695

Contingencies

On February 11, 2008, Central Garden & Pet Company and two of its affiliates were named as defendants in an action filed in United States District Court in the Western District of Texas in a matter entitled Perfect Birds LLC v. Kaytee Products, Inc., Pets International, Ltd. and Central Garden & Pet Co., No. W08CA042 (W.D. Texas – Waco Division). Plaintiff asserts various claims arising out of its $1.2 million purchase of assets of our former affiliate, Perfect Birds, LLC, including claims of breach of contract, breach of implied warranty, fraud and improper trade practices, and seeks unspecified damages. Discovery in the case is in its early stages. The matter is currently scheduled for trial in June 2009.

The Company is a party to certain legal proceedings considered routine to normal operations. In the opinion of management, the ultimate resolution of all other such matters will not have a material adverse effect on operating results, financial condition or cash flows in the future.

9. Income Taxes

The provision for income tax expense (benefit) consists of the following:

	Fiscal Year Ended
	September 27, 2008	September 29, 2007	September 30, 2006
	(in thousands)
Current:
Federal	$13,340	$2,142	$23,932
State	2,973	1,386	5,968
Foreign	(176)	(135)	611

Total	16,137	3,393	30,511
Deferred:
Federal	(101,586)	16,263	5,000
State	(7,401)	338	176
Foreign	(219)	5	104

Total	(109,206)	16,606	5,280

Total	$(93,069)	$19,999	$35,791

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	September 27, 2008	September 29, 2007	September 30, 2006
Statutory federal income tax rate (benefit)	(35.0)%	35.0%	35.0%
State income taxes, net of federal benefit	(1.5)	3.0	4.8
Permanent differences - goodwill impairment	10.9	—	—
Other permanent differences	(0.1)	0.1	(0.5)
Adjustment of prior year accruals	(0.1)	0.1	(1.4)
Reversal of tax reserves	—	—	(2.6)

Effective income tax rate (benefit)	(25.8)%	38.2%	35.3%

The effective tax rate in fiscal 2008 was less than the expected Federal statutory rate of 35%, because certain goodwill impairments have no tax basis.

Deferred income taxes reflect the impact of “temporary differences” between asset and liability amounts for financial reporting purposes and such amounts as determined based on existing tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	September 27, 2008		September 29, 2007
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in thousands)
Current:
Allowance for doubtful accounts	$5,793	$—	$4,582	$—
Inventory write-downs	9,292	—	7,728	—
Prepaid expenses	—	528	—	1,335
Nondeductible reserves	1,035	—	3,261	—
State taxes	—	379	401	—
Other	11,464	—	2,797	—
Valuation allowance	(701)	—	—	—

Total	26,883	907	18,769	1,335

Noncurrent:
Depreciation and amortization	59,442	—	—	44,441
Equity income	—	3,567	—	4,358
State net operating loss carryforward	5,232	—	6,418	—
Other	9,916	—	8,056	—
Valuation allowance	(10,184)	—	(6,011)	—

Total	64,406	3,567	8,463	48,799

Total	$91,289	$4,474	$27,232	$50,134

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s state tax net operating losses of $99.5 million expire at various times between 2009 and 2029. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including past operating results, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against any deferred tax assets. The Company has determined there will be insufficient future separate state taxable income for the separate parent company to absorb its separate company state deferred tax assets, including net operating losses and credits. Therefore, valuation allowances of $10.9 million and $6.0 million (net of federal impact) at September 27, 2008 and September 2007, respectively, have been provided to reduce state deferred tax credits to amounts considered recoverable. The Company also has state income tax credits of $4.2 million. $2.1 million of these credits expire at various times beginning in 2010 through 2027. Credits of $2.1 million do not expire.

As of September 27, 2008, unrecognized income tax benefits totaled approximately $1.4 million. Of that amount, approximately $0.8 million represents the amount of unrecognized tax benefits that would, if recognized, impact the Company’s effective income tax rate.

In accordance with FIN 48, the Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The Company also recognizes interest and/or penalties related to income tax matters as a component of income tax expense. As of September 27, 2008 and September 29, 2007, the total balance of accrued interest and penalties related to uncertain tax positions was $0.6 million and $0.4 million, respectively.

The following table, which excludes interest and penalties, summarizes the activity related to the Company’s unrecognized tax benefits for the fiscal year ended September 27, 2008 (in thousands):

Balance as of September 29, 2007 (date of adoption)	$1,574
Decreases related to tax positions taken during a prior period	(191)
Decreases related to expiration of statue of limitations	(25)

Balance as of September 27, 2008	$1,358

The Company is principally subject to taxation by the United States and various states within the United States. The Company’s tax filings in major jurisdictions are open to examination by tax authorities by the Internal Revenue Service from 2004 forward and in various state taxing authorities generally from 2003 forward.

Management believes that an adequate provision has been made for possible adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issue addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its income tax provision in the period such resolution occurs. Since the closure of audits is highly uncertain, the Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next twelve months.

10. Stock-Based Compensation

In February 2003, the Company adopted the 2003 Omnibus Equity Incentive Plan (the “2003 Plan”) which provides for the grant of options and restricted stock to key employees, directors and consultants of the Company up to an aggregate of 2.5 million shares of common stock of the Company. The 2003 Plan is administered by the Compensation Committee of the Board of Directors, which is comprised only of independent directors, and which must approve individual awards to be granted, vesting and exercise of share conditions. The 2003 Plan replaced the 1993 Omnibus Equity Incentive Plan (the “1993 Plan”) which, through January 2003, provided for

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the grant of options to key employees and consultants of the Company for the purchase of up to an aggregate of 4.8 million shares of common stock of the Company. Upon adoption of the 2003 plan, the Company terminated the 1993 Plan, subject to the remaining outstanding option grants. In February 2005, the Company’s shareholders approved an amendment to the 2003 Plan to increase the number of shares authorized for issuance there under by 3.3 million shares, resulting in a total of 5.8 million shares authorized for issuance under the 2003 Plan.

The Company has a Nonemployee Director Stock Option Plan (the “Director Plan”) which provides for the grant of options and restricted stock to nonemployee directors of the Company. The Director Plan, as amended in 2001 and 2006, provides for the granting of options equal to $140,000 divided by the fair market value of the Company’s common stock on the date of each annual meeting of stockholders and a number of shares of restricted stock equal to $15,000 divided by such fair market value.

Stock Option Awards

The Company recognized share-based compensation expense of $13.4 million, $5.0 million and $5.1 million for the years ended September 27, 2008. September 29, 2007 and September 30, 2006, respectively, as a component of selling, general and administrative expenses. Share-based compensation expense in fiscal 2008, 2007 and 2006 consisted of $3.9 million, $3.6 million and $3.8 million for stock options, and $9.5 million, $1.4 million and $1.3 million for restricted stock awards.

Prior to fiscal 2008, stock options granted were generally exercisable with a 30 month cliff vesting and 42 month expiration, but were also granted with vesting increments of 20%, 25% or 33% per year beginning two, three or four years from the date of grant and expiring one year after the last increment has vested.

In fiscal 2008, the Company, under its 2003 Plan, granted performance-based options to key employees and executives whose vesting is contingent upon service and meeting various business unit, segment and company-wide performance goals, including adjusted earnings before taxes and net controllable assets. The shares were granted at-the-money, although 1.5 million shares were granted at prices significantly above the current market price, contingently vest up to 20% each year over the next 5 years subject to the achievement of at least one of the three target performance measures and have contractual lives of 6 years. Half of the shares vesting in years one and two only have service vesting requirements. If any of the shares subject to the performance target measurements do not vest on any particular vesting date because the Company, segment and/or business unit performance has not been achieved, such shares will vest and become exercisable if at the end of the following fiscal year, the cumulative target for that later fiscal year has been achieved. The fair value of each option granted was estimated on the date of grant using the same option valuation model used for options granted under the 2003 Plan without performance-based targets and assumes performance goals are probable of achievement. During fiscal 2008, compensation expense was recognized assuming performance targets are achievable and that all shares will vest. If such goals are not met, or when the Company believes any targets for one or all fiscal years are not achievable, recognized compensation cost will be reversed.

During fiscal 2004 and 2005, respectively, the Company granted service-based nonvested stock option awards that were due to expire June 2008 and June 2009, respectively. The grant price of the option awards were approximately $12 to $15 per share, significantly in excess of the current market price. In fiscal 2008, the Company modified options to purchase 1.4 million of these shares held by non-executive employees to extend the expiration dates of these awards by three years. The primary purpose of the extended expiration was to encourage retention. The change to the expiration terms resulted in an increase in stock-based compensation expense of approximately $0.1 million in fiscal 2008.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life from the date of grant, 4 years in fiscal 2008, 3.9 years in fiscal 2007 and 4.3 years in fiscal 2006; stock price volatility, 30.5 % in fiscal 2008, 28.3% in fiscal 2007 and 28.4% in fiscal 2006; risk free interest rates, 2.7% in fiscal 2008, 4.6% in fiscal 2007 and 4.4% in fiscal 2006; and no dividends during the expected term.

The following table summarizes option activity for the period ended September 27, 2008:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at September 29, 2007	4,724	$12.89	3 years	$2,435
Granted	3,907	$7.66
Exercised	(131)	$4.37
Cancelled or expired	(901)	$12.84

Outstanding at September 27, 2008	7,599	10.36	5 years	$3,320

Exercisable at September 30, 2006	819	$8.69	1 year	$7,121
Exercisable at September 29, 2007	978	$12.40	1 year	$12,123
Exercisable at September 27, 2008	1,646	$13.33	3 years	$136
Expected to vest after September 27, 2008	5,684	$9.53	5 years	$3,184

The weighted average grant date fair value of options granted during the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006 was $0.81, $4.12 and $4.55, respectively. The total intrinsic value of options exercised during the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006 was $0.2 million, $5.5 million and $12.7 million, respectively.

The following table summarizes the changes in the Company’s nonvested options during the fiscal year ended September 30, 2008:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Non vested at September 29, 2007	3,744	$3.96
Granted	3,907	0.81
Vested	(1,094)	3.39
Cancelled	(604)	3.76

Non vested at September 27, 2008	5,953	$2.02

As of September 27, 2008, there was $6.4 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted average vesting period of 4 years.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Awards

As of September 27, 2008 and September 29, 2007, there were 562,813 and 648,000 shares, respectively, of restricted stock awards outstanding. The awards generally vest in 20% or 25% increments, after a two or three year waiting period, over a six or seven year period of employment after the grant date. In fiscal 2008, approximately $2.5 million of bonus amounts earned in fiscal 2007 were paid by granting approximately 370,000 restricted shares that vested immediately.

Restricted stock award activity during the three fiscal years in the period ended September 27, 2008 is summarized as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested at September 24, 2005	421	$12.29
Granted	388	$15.94
Vested	(22)	$11.35
Forfeited	(56)	$12.33

Nonvested at September 30, 2006	731	$14.24
Granted	23	$15.60
Vested	(16)	$11.12
Forfeited	(90)	$10.78

Nonvested at September 29, 2007	648	$14.84
Granted	454	$4.29
Vested	(479)	$6.14
Forfeited	(60)	$13.92

Nonvested at September 27, 2008	563	$13.84

The weighted average grant date fair value of restricted stock awards granted during the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006 was $4.29, $15.60 and $15.94, respectively.

As of September 27, 2008, there was $4.9 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of two years.

11. Shareholders’ Equity

At September 27, 2008, there were 80,000,000 shares of common stock ($0.01 par value) authorized, of which 21,008,384 were outstanding, and 100,000,000 shares of non-voting Class A common stock ($0.01 par value) authorized, of which 48,466,999 were outstanding. The preferences and relative rights of the Class A common stock are identical to common stock in all respects except that the Class A common stock generally will have no voting rights unless otherwise required by Delaware law.

There are 3,000,000 shares of Class B stock ($0.01 par value) authorized, of which 1,652,262 were outstanding at September 27, 2008 and September 29, 2007. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and the holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock have certain conversion rights and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.

There are 1,000,000 shares of preferred stock ($0.01 par value) authorized, of which no shares were outstanding at September 27, 2008 and 25 shares were outstanding at September 29, 2007. In January 2008, the 25 shares of Series B preferred stock of Series B preferred stock outstanding at September 29, 2007 were redeemed by the Company for $750,000.

The shares of Series B preferred stock outstanding at September 29, 2007 were convertible into approximately 21,601 shares of the Company’s common stock and 43,202 shares of the Company’s Class A common stock. Each share of Series B preferred stock was entitled to a liquidation preference equal to the greater of (i) $30,000 per share plus all declared but unpaid dividends on the Series B preferred stock or (ii) such amount per share as would have been payable with respect to such shares of Series B preferred stock had each share of the then outstanding Series B preferred stock been converted to common stock immediately prior to such event whether or not the Series B preferred stock is then so convertible. Except as otherwise required by law, the holders of Series B preferred stock were not entitled to vote. The Series B preferred stock was entitled to receive dividends when and as declared by the Board of Directors, subject to the prior rights of holders of all classes of stock at the time outstanding having prior rights as to dividends. The Series B preferred stock was redeemable at the option of the holder starting on February 26, 2005 for a period extending until February 26, 2009 at a price equal to $30,000 per share. The Series B preferred stock was not redeemable at the option of the Company. As a result, the Series B preferred stock was excluded from shareholders’ equity as of September 29, 2007.

Under the Company’s stock repurchase program, the Company is authorized to repurchase up to $100 million of its common stock, in part, to minimize the dilutive impact of the Company’s stock-based equity compensation programs over time. During the fiscal year ended September 27, 2008, the Company repurchased 1,279,200 shares of its voting common stock at an aggregate cost of approximately $5.9 million, or approximately $4.61 per share. In total, as of September 27, 2008, the Company had repurchased approximately two million shares under the program for approximately $15.9 million.

In March 2006, the Company issued 1,975,000 shares of common stock at an offering price per share of $53.50. The offering raised approximately $105 million in net proceeds.

In November 2006, holders of 75 shares of the Company’s Series B convertible preferred stock converted their shares to 64,803 shares of the Company’s common stock. As of September 29, 2007, 25 shares of the Company’s Series B convertible preferred stock remained outstanding which were fully redeemed during fiscal 2008.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share (EPS) computations:

	Fiscal Year Ended September 27, 2008			Fiscal Year Ended September 29, 2007			Fiscal Year Ended September 30, 2006
	Net Loss	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income (loss) available to common shareholders	$(267,335)	71,117	$(3.76)	$32,304	70,824	$0.46	$65,534	67,833	$0.97
Effect of dilutive securities:
Options to purchase common stock		—	—		485	—		963	(0.02)
Restricted shares		—	—		676	(0.01)		—	—
Convertible preferred stock		—	—		65	—		258	—

Diluted EPS:
Net income (loss) available to common shareholders	$(267,335)	71,117	$(3.76)	$32,304	72,050	$0.45	$65,534	69,054	$0.95

Options to purchase 7.6 million shares of common stock and Class A common stock at prices ranging from $4.26 to $17.99 per share were outstanding at September 27, 2008. The potential effects of stock awards and the assumed conversion of the Company’s convertible preferred stock were excluded from the diluted earnings per share calculation for the fiscal year ended September 27, 2008, because their inclusion in a net loss period would be anti-dilutive to the earnings per share calculation. Options to purchase 4.7 million shares of common stock and Class A common stock at prices ranging from $4.26 to $17.99 per share were outstanding at September 29, 2007. Of these shares, 1.8 million were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive. Options to purchase 4.9 million shares of common stock at prices ranging from $4.26 to $17.99 per share were outstanding at September 30, 2006. Of these shares, 0.3 million were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Quarterly Financial Data – Unaudited

	Fiscal 2008
	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Net sales	$313,785		$484,688	$492,937	$413,976
Gross profit	94,322		159,810	152,947	114,249
Net income (loss)	(289,526	)(1)	20,453	15,648	(13,910	)(2)

Net income (loss) per share:
Basic	$(4.07	)(1)	$0.29	$0.22	$(0.20	)(2)
Diluted	$(4.07	)(1)	$0.28	$0.22	$(0.20	)(2)

Weighted average common shares outstanding:
Basic	71,178		71,427	71,493	70,330
Diluted	71,178		72,035	72,148	70,330

(1)	Includes goodwill impairment of $400,000 ($288,700 net of taxes, or $4.06 per share).
(2)	Includes goodwill and long-lived asset impairment of $29,800 ($18,900 net of taxes or $0.27 per share).

	Fiscal 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Net sales	$317,398	$485,660	$466,778	$401,309
Gross profit	101,870	163,846	151,140	117,464
Net income (loss)	(2,966)	21,450	15,515	(1,695)

Net income (loss) per share:
Basic	$(0.04)	$0.30	$0.22	$(0.02)
Diluted	$(0.04)	$0.30	$0.22	$(0.02)

Weighted average shares outstanding:
Basic	71,241	71,422	70,910	71,131
Diluted	71,241	72,028	72,048	71,131

14. Transactions with Related Parties

During fiscal 2008, 2007 and 2006, subsidiaries of the Company purchased approximately $1.2 million, $1.5 million and $1.5 million, respectively, of products from Bio Plus, Inc., a company that produces granular peanut hulls. As of September 27, 2008 and September 29, 2007, the amounts owed to BioPlus, Inc for such purchases were not material. A director of the Company is a minority shareholder and a director of Bio Plus, Inc.

During fiscal 2008, 2007 and 2006, Tech Pac, a subsidiary of the Company, made purchases from Contract Packaging, Inc, (“CPI”), Tech Pac’s principal supplier and a minority 20% shareholder. Tech Pac’s total purchases from CPI were approximately $18 million, $37 million and $35 million for fiscal years 2008, 2007 and 2006, respectively. Amounts due to and from CPI as of September 27, 2008 and September 29, 2007 were $1.5 million, and $9.4 million, respectively.

15. Business Segment Data

An operating segment is defined as a portion of an enterprise engaged in business activities about which separate financial information is available and evaluated regularly by the chief operating decision-maker in determining how to allocate resources and in assessing performance. The Company’s chief operating decision-

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maker is its Chief Executive Officer. Operating segments are managed separately because each segment represents a strategic business that offers different products or services. The Company’s Chief Executive Officer evaluates performance based on profit or loss from operations. The Company’s Corporate division is included in the following presentation since certain expenses of this division are not allocated separately to the two operating segments. Segment assets exclude cash equivalents, short-term investments, deferred taxes and goodwill.

Management has determined that the Company has two operating segments which are also reportable segments based on the level at which the Chief Executive Officer reviews the results of operations to make decisions regarding performance assessment and resource allocation. These operating segments are the Pet Products Group and the Garden Products Group. Substantially all of the Company’s assets and operations relate to its business in the United States.

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

The following table indicates each class of similar products which represented more than 10% of the Company’s consolidated net sales in the fiscal years presented (in millions).

Category	2008	2007	2006
Grass seed	$206.3	$195.7	$210.6
Bird feed	199.7	168.3	147.0
Garden chemicals and control products	247.6	257.4	256.9
Other garden supplies	232.6	221.5	239.5
Other pet supplies	819.2	828.2	767.5

Total	$1,705.4	$1,671.1	$1,621.5

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to the Company’s business segments for each of the three most recent fiscal years is presented in the table below.

	Fiscal Year Ended
	September 27, 2008		September 29, 2007	September 30, 2006
	(in thousands)
Net sales:
Pet Products	$897,826		$893,193	$819,159
Garden Products	807,560		777,952	802,372

Total	$1,705,386		$1,671,145	$1,621,531

Income (loss) from operations:
Pet Products	$(88,201	)(1)	$94,329	$104,513
Garden Products	(198,210	)(2)	45,616	57,473
Corporate	(38,003)		(40,528)	(25,184)

Total	(324,414)		99,417	136,802
Interest expense	(38,326)		(49,685)	(40,677)
Interest income	1,053		1,538	3,007
Other income	2,116		2,402	3,083
Income taxes	93,069		(19,999)	(35,791)
Minority interest	(833)		(1,369)	(890)

Net income (loss)	$(267,335)		$32,304	$65,534

Assets:
Pet Products	$472,415		$478,714	$470,194
Garden Products	409,646		456,484	424,639
Corporate and eliminations	377,257		711,624	638,990

Total	$1,259,318		$1,646,822	$1,533,823

Depreciation and amortization:
Pet Products	$17,278		$18,227	$16,312
Garden Products	8,739		7,757	6,095
Corporate	6,500		4,733	1,550

Total	$32,517		$30,717	$23,957

Expenditures for long-lived assets:
Pet Products	$6,890		$17,498	$16,433
Garden Products	4,473		20,533	12,457
Corporate	10,986		22,007	18,699

Total	$22,349		$60,038	$47,589

Minority interest is associated with Garden Products.

(1)	Includes goodwill impairment of $195,978.
(2)	Includes goodwill and long-lived asset impairment of $233,786.

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

Matson, LLC

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2008, goodwill and other intangible assets have been reported in the Guarantor Subsidiaries consolidating condensed financial statements below. In prior years, such amounts were reported in the Parent consolidating condensed financial statements. The consolidating condensed financial statements for fiscal 2007 and 2006 herein have been restated to conform with the fiscal 2008 presentation.

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Fiscal Year Ended September 27, 2008 (in thousands)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$481,684	$1,331,918	$(108,216)	$1,705,386
Cost of goods sold and occupancy	355,855	936,419	(108,216)	1,184,058

Gross profit	125,829	395,499	—	521,328
Selling, general and administrative expenses	123,622	292,356	—	415,978
Goodwill and other impairments	91,481	338,283	—	429,764

Income (loss) from operations	(89,274)	(235,140)	—	(324,414)
Interest – net	(36,918)	(355)	—	(37,273)
Other income (expense)	(2,281)	4,397	—	2,116

Income (loss) before income taxes	(128,473)	(231,098)	—	(359,571)
Income taxes (tax benefit)	(33,225)	(59,844)	—	(93,069)
Minority interest	833	—	—	833

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(96,081)	(171,254)	—	(267,335)
Equity in undistributed income of guarantor subsidiaries	(171,254)	—	171,254	—

Net income (loss)	$(267,335)	$(171,254)	$171,254	$(267,335)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Fiscal Year Ended September 29, 2007 (in thousands)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$499,083	$1,282,781	$(110,719)	$1,671,145
Cost of goods sold and occupancy	354,020	893,524	(110,719)	1,136,825

Gross profit	145,063	389,257	—	534,320
Selling, general and administrative expenses	131,814	303,089	—	434,903

Income from operations	13,249	86,168	—	99,417
Interest – net	(48,599)	452	—	(48,147)
Other income (expense)	(4,499)	6,901	—	2,402

Income (loss) before income taxes and minority interest	(39,849)	93,521	—	53,672
Income taxes (tax benefit)	(15,794)	35,793	—	19,999
Minority interest	1,369	—	—	1,369

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(25,424)	57,728	—	32,304
Equity in undistributed income of guarantor subsidiaries	57,728	—	(57,728)	—

Net income	$32,304	$57,728	$(57,728)	$32,304

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Fiscal Year Ended September 30, 2006 (in thousands)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$495,431	$1,234,061	$(107,961)	$1,621,531
Cost of goods sold and occupancy	348,724	845,456	(107,961)	1,086,219

Gross profit	146,707	388,605	—	535,312
Selling, general and administrative expenses	132,311	266,199	—	398,510

Income from operations	14,396	122,406	—	136,802
Interest – net	(37,890)	220	—	(37,670)
Other income (expense)	(1,675)	4,758	—	3,083

Income (loss) before income taxes and minority interest	(25,169)	127,384	—	102,215
Income taxes (tax benefit)	9,249	(45,040)	—	(35,791)
Minority interest	(890)	—	—	(890)

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(16,810)	82,344	—	65,534
Equity in undistributed income of guarantor subsidiaries	82,344	—	(82,344)	—

Net income	$65,534	$82,344	$(82,344)	$65,534

	CONSOLIDATING CONDENSED BALANCE SHEET September 27, 2008 (in thousands)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$26,811	$118	$—	$26,929
Accounts receivable, net	55,325	215,832	(10,518)	260,639
Inventories	93,366	256,133	—	349,499
Prepaid expenses and other assets	17,929	16,757	—	34,686

Total current assets	193,431	488,840	(10,518)	671,753
Land, buildings, improvements and equipment, net	56,693	117,320	—	174,013
Goodwill	—	201,499	—	201,499
Investment in guarantors	724,868	—	(724,868)	—
Other assets	145,977	107,632	(41,556)	212,053

Total	$1,120,969	$915,291	$(776,942)	$1,259,318

LIABILITIES
Accounts payable	$46,899	$96,983	$(10,518)	$133,364
Accrued expenses and other liabilities	38,924	48,761	—	87,685

Total current liabilities	85,823	145,744	(10,518)	221,049
Long-term debt	519,583	224	—	519,807
Other long-term obligations	4,138	44,455	(41,556)	7,037
Convertible redeemable preferred stock	—	—	—	—
Minority interest	2,667	—	—	2,667
Total shareholders’ equity	508,758	724,868	(724,868)	508,758

Total	$1,120,969	$915,291	$(776,942)	$1,259,318

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED BALANCE SHEET September 29, 2007 (in thousands)
	Unconsolidated			Consolidated
	Parent	Guarantor Subsidiaries	Eliminations
ASSETS
Cash and cash equivalents	$14,706	$6,349	$—	$21,055
Accounts receivable, net	57,646	207,276	(17,493)	247,429
Inventories	117,726	260,639	—	378,365
Prepaid expenses and other assets	17,904	20,755	—	38,659

Total current assets	207,982	495,019	(17,493)	685,508
Land, buildings, improvements and equipment, net	52,486	149,123	—	201,609
Goodwill	86,786	511,972	—	598,758
Investment in guarantors	1,095,583	—	(1,095,583)	—
Other assets	37,025	123,922	—	160,947

Total	$1,479,862	$1,280,036	$(1,113,076)	$1,646,822

LIABILITIES
Accounts payable	$59,047	$94,418	$(17,493)	$135,972
Accrued expenses and other liabilities	31,195	48,125	—	79,320

Total current liabilities	90,242	142,543	(17,493)	215,292
Long-term debt	606,741	430	—	607,171
Other long-term obligations	3,322	41,480	—	44,802
Convertible redeemable preferred stock	750	—	—	750
Minority interest	1,834	—	—	1,834
Total shareholders’ equity	776,973	1,095,583	(1,095,583)	776,973

Total	$1,479,862	$1,280,036	$(1,113,076)	$1,646,822

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended September 27, 2008 (in thousands)
	Unconsolidated			Consolidated
	Parent	Guarantor Subsidiaries	Eliminations
Net cash provided (used) by operating activities	$(250,902)	$194,676	$171,254	$115,028

Additions to property	(11,642)	(10,707)	—	(22,349)
Proceeds from disposal of property	—	12,053	—	12,053
Businesses acquired, net of cash acquired	—	(5,010)	—	(5,010)
Restricted investments	(100)	—	—	(100)
Investment in guarantor	368,472	(197,218)	(171,254)	—

Net cash provided (used) by investing activities	356,730	(200,882)	(171,254)	(15,406)

Repayments on revolving line of credit	(804,000)	—	—	(804,000)
Borrowings on revolving line of credit	718,000	—	—	718,000
Repayments of long-term debt	(2,399)	(212)	—	(2,611)
Redemption of preferred stock	(750)	—	—	(750)
Proceeds from issuance of common stock	1,432	—	—	1,432
Excess tax benefits from stock-based awards	68	—	—	68
Repurchase of common stock	(5,899)	—	—	(5,899)
Payment of financing costs	(175)	—	—	(175)

Net cash provided by financing activities	(93,723)	(212)	—	(93,935)

Effect of exchange rates on cash	—	187	—	187

Net increase (decrease) in cash and cash equivalents	12,105	(6,231)	—	5,874
Cash and cash equivalents at beginning of year	14,706	6,349	—	21,055

Cash and cash equivalents at end of year	$26,811	$118	$—	$26,929

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended September 29, 2007 (in thousands)
	Unconsolidated			Consolidated
	Parent	Guarantor Subsidiaries	Eliminations
Net cash provided (used) by operating activities	$53,196	$43,067	$(57,728)	$38,535

Additions to property	(23,574)	(36,464)	—	(60,038)
Businesses acquired, net of cash acquired	(1,465)	(32,539)	—	(34,004)
Collection of note	3,340	—	—	3,340
Issuance of note	—	(2,025)	—	(2,025)
Restricted investments	267	—	—	267
Investment in guarantor	(72,173)	14,445	57,728	—

Net cash provided (used) by investing activities	(93,605)	(56,583)	57,728	(92,460)

Repayments on revolving line of credit	(967,000)	—	—	(967,000)
Borrowings on revolving line of credit	1,012,000	—	—	1,012,000
Repayments of long-term debt	(3,411)	447	—	(2,964)
Proceeds from issuance of common stock	4,393	—	—	4,393
Excess tax benefits from stock-based awards	1,977	—	—	1,977
Distribution to minority interest	(800)	—	—	(800)
Payment of financing costs	(1,131)	—	—	(1,131)

Net cash provided by financing activities	46,028	447	—	46,475

Effect of exchange rates on cash	—	99	—	99

Net increase (decrease) in cash and cash equivalents	5,619	(12,970)	—	(7,351)
Cash and cash equivalents at beginning of year	9,087	19,319	—	28,406

Cash and cash equivalents at end of year	$14,706	$6,349	$—	$21,055

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended September 30, 2006 (in thousands)
	Unconsolidated			Consolidated
	Parent	Guarantor Subsidiaries	Eliminations
Net cash provided (used) by operating activities	$84,213	$93,297	$(82,344)	$95,166

Additions to property	(22,438)	(25,151)	—	(47,589)
Businesses acquired, net of cash acquired	(68,089)	(312,601)	—	(380,690)
Collection of note	16,058	—	—	16,058
Restricted investments	(15,500)	—	—	(15,500)
Investment in guarantor	(340,074)	257,730	82,344	—

Net cash provided (used) by investing activities	(430,043)	(80,022)	82,344	(427,721)

Repayments on revolving line of credit	(878,678)	—	—	(878,678)
Borrowings on revolving line of credit	982,530	—	—	982,530
Repayments of long-term debt	(473,376)	54	—	(473,322)
Proceeds from issuance of long-term debt	600,000	—	—	600,000
Proceeds from issuance of common stock	114,297	—	—	114,297
Excess tax benefits from stock-based awards	4,026	—	—	4,026
Repurchase of common stock	(10,014)	—	—	(10,014)
Payment of financing costs	(6,600)	—	—	(6,600)

Net cash provided by financing activities	332,185	54	—	332,239

Effect of exchange rates on cash	—	(70)	—	(70)

Net increase (decrease) in cash and cash equivalents	(13,645)	13,259	—	(386)
Cash and cash equivalents at beginning of year	22,732	6,060	—	28,792

Cash and cash equivalents at end of year	$9,087	$19,319	$—	$28,406

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of September 27, 2008.

(b) Changes in Internal Control Over Financial Reporting. Central’s management, with the participation of Central’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Central’s internal control over financial reporting occurred during the fourth quarter of fiscal 2008. Based on that evaluation, management concluded that there has been no change in Central’s internal control over financial reporting during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, Central’s internal control over financial reporting.

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

The remaining information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders under the captions “Election of Directors,” “Further Information Concerning the Board of Directors – Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance.” See also Item 1 – Business above.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders under the captions “Ownership of Management and Principal Stockholders” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders under the captions “Compensation Committee Interlocks and Insider Participation” and “Transactions with the Company.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm.”

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

Date: November 26, 2008

CENTRAL GARDEN & PET COMPANY

By	/s/ WILLIAM E. BROWN
William E. Brown
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ WILLIAM E. BROWN William E. Brown	Chairman and Chief Executive Officer (Principal Executive Officer)	November 26, 2008

/s/ STUART W. BOOTH Stuart W. Booth	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 26, 2008

/s/ JOHN B. BALOUSEK John B. Balousek	Director	November 26, 2008

/s/ DAVID N. CHICHESTER David N. Chichester	Director	November 26, 2008

/s/ BROOKS M. PENNINGTON, III Brooks M. Pennington, III	Director	November 26, 2008

/s/ ALFRED A. PIERGALLINI Alfred A. Piergallini	Director	November 26, 2008

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

Exhibit Number	Exhibit
3.1	Fourth Amended and Restated Certificate of Incorporation, including the Certificate of Designation – Series A Convertible Preferred Stock and Certificate of Designation – Series B Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended September 30, 2006).

3.2	Copy of Registrant’s Bylaws (Incorporated by reference from Exhibit 3.2 to Registration Statement No. 33-48070).

4.1	Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4.1 to Registration Statement No. 33-48070).

4.2	Specimen Class A Common Stock Certificate (Incorporated by reference from Exhibit 1 to the Company’s Form 8-A filed January 24, 2007).

4.3	Indenture dated as of January 30, 2003 between the Company, Wells Fargo and the Subsidiary Guarantors name therein (Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-4 No. 333-103835).

10.1*	Form of Indemnification Agreement between the Company and Executive Officers and Directors (Incorporated by reference from Exhibit 10.18 to Registration Statement No. 33-48070).

10.2	Credit Agreement dated as of February 28, 2006 among Central Garden & Pet Company, the Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, CIBC World Markets Corp., Suntrust Bank and Union Bank of California, N.A., as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Bookrunners and Joint Lead Arrangers (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2006).

10.2.1	Amendment No. 1 dated May 16, 2006 to the Credit Agreement, dated February 28, 2006, among Central Garden & Pet Company, the Subsidiary Guarantors and lenders thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2007).

10.2.2	Amendment No. 2 dated August 24, 2006 to the Credit Agreement, dated February 28, 2006, among Central Garden & Pet Company, the Subsidiary Guarantors and lenders thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 20, 2007).

10.2.3	Amendment No. 3 dated December 8, 2006 to the Credit Agreement, dated February 28, 2006, among Central Garden & Pet Company, the Subsidiary Guarantors and lenders thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 20, 2007).

10.2.4	Amendment No. 4 dated March 15, 2007 to the Credit Agreement, dated February 28, 2006, among Central Garden & Pet Company, the Subsidiary Guarantors and lenders thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 20, 2007).

10.2.5	Amendment No. 5 dated August 27, 2007 to the Credit Agreement, dated February 28, 2006, among Central Garden & Pet Company, the Subsidiary Guarantors and lenders thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2007).

10.2.6	Amendment No. 6 dated March 18, 2008 to the Credit Agreement, dated February 28, 2006, among Central Garden & Pet Company, the Subsidiary Guarantors and lenders thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2007).

10.3*	1993 Omnibus Equity Incentive Plan, as amended (Incorporated by reference from Exhibits 4.1 to the Company’s Registration Statements Nos. 33-7236, 33-89216, 333-1238 and 333-41931).

Exhibit Number	Exhibit
10.4*	2003 Omnibus Equity Incentive Plan, as amended and restated effective February 5, 2007.

10.4.1*	Form of Nonstatutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan. (Incorporated by reference from Exhibit 10.5.1 to the Company’s Form 10-K for the fiscal year ended September 25, 2004).

10.4.2*	Form of Restricted Stock Agreement for 2003 Omnibus Equity Incentive Plan. (Incorporated by reference from Exhibit 10.5.2 to the Company’s Form 10-K for the fiscal year ended September 25, 2004).

10.5*	Nonemployee Director Equity Incentive Plan, as amended June 8, 2001 (Incorporated by reference from Exhibit 10.12 to the Company’s Form 10-K/A for the fiscal year ended September 29, 2001).

10.5.1*	Form of Nonstatutory Stock Option Agreement for Nonemployee Director Equity Incentive Plan (Incorporated by reference from Exhibit 10.6.1 to the Company’s Form 10-Q for the quarter ended December 25, 2004).

10.5.2*	Form of Restricted Stock Agreement for Nonemployee Director Equity Incentive Plan (Incorporated by reference from Exhibit 10.6.2 to the Company’s Form 10-Q for the quarter ended December 25, 2004).

10.6*	Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III (Incorporated by reference from Exhibit 10.20 to the Company’s Form 10-K/A for the fiscal year ended September 26, 1998).

10.7*	Modification and Extension of Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III, dated as of May 6, 2003 (Incorporated by reference from Exhibit 10.7.1 to the Company’s Form 10-Q for the quarter ended June 28, 2003).

10.7.1*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of April 10, 2006, between Central Garden & Pet Company and Brooks M. Pennington III (Incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed April 10, 2006).

10.7.2*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of July 1, 2008, between Central Garden & Pet Company and Brooks M. Pennington III.

10.8*	Employment Agreement dated as of July 9, 2004 between the Company and James V. Heim. (Incorporated by reference from Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended September 25, 2004).

10.9*	Form of Agreement to Protect Confidential Information, Intellectual Property and Business Relationships (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2005).

10.10*	Form of Post-Termination Consulting Agreement (Incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K filed October 14, 2005).

10.11*	Employment Agreement between Central Garden & Pet Company and Bradley P. Johnson, dated September 30, 2005 (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 17, 2005).

10.12*	Deferred Compensation Plan of the Company dated as of December 14, 2005 (Incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed December 20, 2005).

10.13*	Separation Agreement and General Release of All Claims between Bradley Johnson and Central Garden & Pet Company, dated October 26, 2007 and October 29, 2007 (incorporated by reference from Exhibit 99.1 to the Company’s current report on Form 8-K filed November 1, 2007).

10.14*	Separation Agreement between Glenn Novotny and Central Garden & Pet Company, dated October 30, 2007 (incorporated by reference from Exhibit 99.2 to the Company’s current report on Form 8-K filed November 1, 2007).

Exhibit Number	Exhibit
12	Statement re Computation of Ratios of Earnings to Fixed Charges.

14	Code of Ethics Form 10-K (Incorporated by reference from Exhibit 14 to the Company’s Form 10-K for the fiscal year ended September 24, 2005).

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.