Form 10-Q
period 2008-12-27
CENTRAL GARDEN & PET CO
filed 2009-02-05
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of January 30, 2009	20,637,218
Class A Common Stock Outstanding as of January 30, 2009	48,029,043
Class B Stock Outstanding as of January 30, 2009	1,652,262

PART I. FINANCIAL INFORMATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-Q includes “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy and the trends we anticipate in the industries and economies in which we operate and other information that is not historical information. When used in this Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in our Form 10-K for the fiscal year ended September 27, 2008 including the factors described in the section entitled “Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	seasonality and fluctuations in our operating results and cash flow;

•	fluctuations in market prices for seeds and grains;

•	declines in consumer spending during economic downturns;

•	inflation and adverse macro-economic conditions;

•	supply shortages in small animals and pet birds;

•	adverse weather conditions;

•	fluctuations in energy prices, fuel and related petrochemical costs;

•	inability to comply with the terms of our indebtedness;

•	limitations in our debt capacity as a result of deterioration in operating results coupled with our current outstanding indebtedness and seasonal borrowing needs;

•	impact of stock price decline on raising capital and dilution;

•	access to additional capital;

•	dependence on a few customers for a significant portion of our business;

•	consolidation trends in the retail industry;

•	uncertainty about new product innovations and marketing programs;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	dependence upon our key executive officers;

•	implementation of a new enterprise resource planning information technology system;

•	potential environmental liabilities;

•	risk associated with international sourcing;

•	litigation and product liability claims;

•	the voting power associated with our Class B stock; and

•	potential dilution from issuance of authorized shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	Unaudited		(See Note 1) September 27, 2008
	December 29, 2007	December 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$8,326	$8,862	$26,929
Accounts receivable (less allowance for doubtful accounts of $15,344, $14,192 and $15,181)	182,917	165,681	260,639
Inventories	435,489	393,702	349,499
Prepaid expenses and other	40,505	41,207	34,686

Total current assets	667,237	609,452	671,753
Land, buildings, improvements and equipment—net	199,249	171,616	174,013
Goodwill	204,562	201,499	201,499
Other intangible assets—net	96,072	106,493	107,404
Deferred income taxes and other assets	139,437	105,301	104,649

Total	$1,306,557	$1,194,361	$1,259,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$136,934	$120,936	$133,364
Accrued expenses	73,297	78,268	84,345
Current portion of long-term debt	3,355	3,332	3,340

Total current liabilities	213,586	202,536	221,049
Long-term debt	598,303	487,721	519,807
Other long-term obligations	5,141	6,663	7,037
Convertible redeemable preferred stock	750	—	—
Minority interest	1,826	459	2,667
Shareholders’ equity:
Common stock, $.01 par value: 22,282,321, 20,763,918 and 21,008,384 shares outstanding at December 29, 2007, December 27, 2008 and September 27, 2008	221	208	210
Class A common stock, $.01 par value: 47,853,278, 47,967,785 and 48,466,999 shares outstanding at December 29, 2007, December 27, 2008 and September 27, 2008	478	480	485
Class B stock, $.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	554,649	552,893	555,310
Retained earnings (accumulated deficit)	(72,654)	(56,647)	(50,463)
Accumulated other comprehensive income	4,241	32	3,200

Total shareholders’ equity	486,951	496,982	508,758

Total	$1,306,557	$1,194,361	$1,259,318

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	December 29, 2007	December 27, 2008
Net sales	$313,785	$292,542
Cost of goods sold and occupancy	219,463	207,061

Gross profit	94,322	85,481
Selling, general and administrative expenses	84,936	88,147
Goodwill and other impairments	400,000	—

Loss from operations	(390,614)	(2,666)
Interest expense	(11,505)	(6,884)
Interest income	288	332
Other income (expense)	483	(950)

Loss before income tax benefit and minority interest	(401,348)	(10,168)
Income tax benefit	(111,814)	(3,853)
Minority interest	(8)	(131)

Net loss	$(289,526)	$(6,184)

Net loss per share:
Basic and diluted	$(4.07)	$(0.09)

Weighted average shares used in the computation of net loss per share:
Basic and diluted	71,178	70,519

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 29, 2007	December 27, 2008
Cash flows from operating activities:
Net loss	$(289,526)	$(6,184)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,990	7,474
Stock-based compensation	922	1,072
Excess tax benefits from stock-based awards	(24)	—
Minority interest	(8)	(131)
Deferred income taxes	108	(365)
Gain on sales of property	(7,765)	—
Loss (gain) on sale of a business and equipment	1,635	(11)
Goodwill and other impairments	400,000	—
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	64,763	94,061
Inventories	(55,745)	(46,805)
Prepaid expenses and other assets	(75,560)	(3,554)
Accounts payable	392	(12,769)
Accrued expenses	(5,184)	(6,335)
Other long-term obligations	(41,646)	(374)

Net cash provided by operating activities	352	26,079

Cash flows from investing activities:
Additions to property and equipment	(8,225)	(3,889)
Proceeds from property sales, net of expenses	9,940	—
Businesses acquired, net of cash acquired	(4,998)	—
Restricted investments	232	(331)

Net cash used in investing activities	(3,051)	(4,220)

Cash flows from financing activities:
Borrowings on revolving line of credit	117,000	148,000
Repayments of revolving line of credit	(127,000)	(160,000)
Repayments of long-term debt	(91)	(22,486)
Repurchase of common stock	—	(2,866)
Distribution to minority interest	—	(2,082)
Excess tax benefits from stock-based awards	24	—

Net cash used in financing activities	(10,067)	(39,434)

Effect of exchange rate changes on cash and cash equivalents	37	(492)

Net decrease in cash and cash equivalents	(12,729)	(18,067)
Cash and equivalents at beginning of period	21,055	26,929

Cash and equivalents at end of period	$8,326	$8,862

Supplemental information:
Cash paid for interest	$8,462	$3,763

Cash received for income tax refunds	$(123)	$(37)

Liabilities assumed in connection with acquisitions	$1,396	$—

Repurchased shares settled but not paid	$—	$630

Note receivable from sale of property	$3,850	$—

Capital expenditures incurred but not paid	$1,965	$580

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended December 27, 2008

(unaudited)

1.	Basis of Presentation

The condensed consolidated balance sheet of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of December 29, 2007 and December 27, 2008, the condensed consolidated statements of operations for the three months ended December 29, 2007 and December 27, 2008 and the condensed consolidated statements of cash flows for the three months ended December 29, 2007 and December 27, 2008 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments, except as discussed in note 3) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

For the Company’s foreign business in the UK, the local currency is the functional currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the period. For the three month period ended December 27, 2008, there was a comprehensive loss of $9.4 million, which includes a net loss of $6.2 million and foreign currency translation adjustments of $3.2 million that are excluded from net earnings but reported in accumulated other comprehensive income, a separate component of shareholders’ equity. Deferred taxes are not provided on translation gains and losses, because the Company expects earnings of its foreign subsidiary to be permanently reinvested. Transaction gains and losses are included in results of operations.

Due to the seasonal nature of the Company’s garden business, the results of operations for the three month periods ended December 27, 2008 and December 29, 2007 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2008 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 27, 2008 balance sheet presented herein was derived from the audited statements.

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

Repurchase of Company Stock

During the quarter ended December 27, 2008, we repurchased 221,925 shares of our voting common stock at an aggregate cost of approximately $1.0 million, or approximately $4.74 per share, and 512,168 shares of our non-voting Class A common stock at an aggregate cost of approximately $2.4 million, or approximately $4.66 per share. Subsequent to quarter-end, we repurchased an additional 397,700 shares of our common and Class A common stock for approximately $2.3 million.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also establishes a framework for measuring fair value and provides for expanded disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by the Company beginning in the first quarter of fiscal 2010. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, to clarify the application of SFAS No. 157 in inactive markets for financial assets. FSP 157-3 became effective upon issuance and SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company elected to partially adopt SFAS No. 157 as of the beginning of fiscal 2009, as permitted by FSP 157-2 (see Note 2). The Company does not expect the adoption of the remaining provisions of SFAS No. 157 (delayed by FSP 157-2) to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information to assist financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display on the face of the balance sheet the fair value of assets and liabilities chosen by the company for fair value accounting. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 as of the beginning of fiscal 2009 but elected not to record additional financial assets and liabilities at fair value. As a result, the adoption of SFAS No. 159 did not impact the Company’s consolidated financial position, results of operations or cash flows.

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

In April 2008, the FASB issued FSP No. 142-3 (“FSP 142-3”) “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for the Company in its fiscal year beginning September 27, 2009. Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact to our current consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 became effective November 15, 2008, 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 did not have a material effect on the Company’s consolidated financial statements.

2.	Fair Value Measurements

SFAS No. 157 establishes a single authoritative definition of fair value, a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 requires financial assets and liabilities to be categorized based on the inputs used to calculate their fair values as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 - Unobservable inputs for the asset or liability, which reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

As of December 27, 2008, the Company had a $75 million pay-floating interest rate swap. In accordance with the rights afforded to the counterparty under the terms of the interest rate swap agreement, the Company received notice in January 2009 that the counterparty will terminate the swap agreement in February 2009. The counterparty will pay approximately $2.3 million as well as accrued interest to the Company under the provisions of the agreement.

3.	Goodwill

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and tests goodwill for impairment annually, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This assessment involves the use of significant accounting judgments and estimates as to future operating results and discount rates. Changes in estimates or use of different assumptions could produce significantly different results. An impairment loss is generally recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company uses discounted cash flow analysis to estimate the fair value of our reporting units. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all four reporting units to the Company’s total market capitalization.

In the first fiscal quarter of fiscal 2008, the Company recorded a non-cash charge of $400 million to recognize the impairment of goodwill and other intangible assets, comprised of $202 million relating to its Garden Products segment and $198 million relating to its Pet Products segment. This non-cash charge of $400 million reduced net earnings for the three months ended December 29, 2007 by $288.7 million net of taxes.

4.	Long-Term Debt

As of December 27, 2008, the Company had $650 million in senior secured credit facilities, consisting of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from 0% to 0.375%, or LIBOR plus a margin, which fluctuates from 0.75% to 1.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of December 27, 2008, the applicable interest rate on the revolving credit facility related to base rate borrowings was 3.25%, and the applicable interest rate related to LIBOR rate borrowings was 1.72%. Interest on the term loan is based on a rate equal to LIBOR plus a margin, which fluctuates from 1.50% to 1.75%, or the prime rate plus a margin, which fluctuates from 0.50% to 0.75%, at the Company’s option. As of December 27, 2008, the applicable interest rate on the term loan related to base rate borrowings was 3.75%, and the applicable interest rate related to LIBOR rate borrowings was 1.97%. The term loan is payable in quarterly installments of $750,000 with the balance payable in September 2012.

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

The Company was in compliance with all financial covenants as of December 27, 2008. There was a $66 million outstanding balance at December 27, 2008 under the $350 million revolving credit facility plus $15.8 million of outstanding letters of credit. After giving effect to the financial covenants in the credit agreement, the remaining borrowing capacity was $145.6 million.

The Company’s credit facility contains mandatory prepayment provisions when the Company has excess cash flow, as defined in the credit agreement, during the fiscal year. Accordingly, in December 2008, the Company repaid $21.6 million of the term loan per this provision.

The Company also has outstanding $150 million of 9-1/8% senior subordinated notes due 2013. In October 2003, the Company entered into a $75 million pay-floating interest rate swap effectively converting half of its $150 million fixed rate 9-1/8 % senior subordinated notes to a floating rate of LIBOR + 4.04%.

In accordance with the rights afforded to the counterparty under the terms of the $75 million pay-floating interest rate swap agreement, the Company received notice in January 2009 that the counterparty will terminate the swap agreement in February 2009. The counterparty will pay approximately $2.3 million as well as accrued interest to the Company under the provisions of the agreement.

5.	Stock-Based Compensation

The Company has various non-qualified stock-based compensation programs, which provide for stock option grants and restricted stock awards. The grant date fair values of stock options and restricted stock awards are amortized over the vesting period. Stock options may be granted to officers, key employees and directors. The Company accounts for stock-based awards in accordance with SFAS No. 123(R), “Share-Based Payment.” Stock compensation expense is recognized over the requisite service period using the straight-line attribution method for non-performance based options.

Stock options were generally granted with 30 month cliff vesting and 42 month expiration, but are also granted with graded vesting increments of 20% or 25% per year and expiring up to eight years from the date of grant. In fiscal 2008, 5.1 million performance options were granted that vest based on pre-determined Company goals for each of the next five years and expire at the end of the sixth year. Of the options granted in fiscal 2008, approximately 216,000 options scheduled to possibly vest in each of fiscal year 2009 and 2010 were amended and are now only subject to service vesting conditions. We currently estimate the performance-based options are probable of achievement and are recording the related expense over the estimated service period using the accelerated method. To the extent Company goals are not achieved, the amount of stock-based compensation recognized in the future will be adjusted.

The Company recognized share-based compensation expense of $1.1 million and $0.9 million for the three month periods ended December 27, 2008 and December 29, 2007, respectively, as a component of selling, general and administrative expenses.

As of December 27, 2008, there was approximately $5.5 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted-average vesting period of four years.

Restricted Stock Awards: As of December 27, 2008, there were 0.4 million shares of restricted stock awards outstanding. The awards generally vest in 20% or 25% annual increments beginning two or three years from the date of grant.

The following table summarizes restricted stock award activity during the three months ended December 27, 2008:

Number of Shares (in thousands)
Nonvested at September 27, 2008	563
Granted	54
Vested	(66)
Forfeited	(130)

Nonvested at December 27, 2008	421

The weighted average per share grant-date fair value of restricted stock awards granted during the first three months of fiscal 2009 and fiscal 2008 was $4.30 and $5.39, respectively.

As of December 27, 2008, there was approximately $3.4 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average period of two years.

6.	Earnings per Share

The potential effects of stock awards were excluded from the diluted earnings per share calculation for the three month periods ended December 27, 2008 and December 29, 2007 and the assumed conversion of the Company’s convertible preferred stock was excluded from the diluted earnings per share calculation for the three month period ended December 29, 2007 because their inclusion in a net loss period would be anti-dilutive to the earnings per share calculation.

7.	Segment Information

Management has determined that the Company has two operating segments which are also reportable segments based on the level at which the Chief Executive Officer reviews the results of operations to make decisions regarding performance assessment and resource allocation. These operating segments are Pet Products and Garden Products and are presented in the table below (in thousands).

	Three Months Ended
	December 29, 2007		December 27, 2008
Net sales:
Pet Products	$201,623		$185,675
Garden Products	112,162		106,867

Total net sales	$313,785		$292,542

Loss from operations:
Pet Products	$(180,766	)(1)	$12,875
Garden Products	(206,058	)(2)	(7,756)
Corporate	(3,790)		(7,785)

Total loss from operations	(390,614)		(2,666)

Interest expense – net	(11,217)		(6,552)
Other income (expense)	483		(950)
Income tax benefit	(111,814)		(3,853)
Minority interest	(8)		(131)

Net loss	$(289,526)		$(6,184)

Depreciation and amortization:
Pet Products	$4,369		$4,087
Garden Products	2,170		1,719
Corporate	1,451		1,668

Total depreciation and amortization	$7,990		$7,474

	September 27, 2008		December 27, 2008
Assets:
Pet Products	$472,415		$450,874
Garden Products	409,646		374,350
Corporate	377,257		369,137

Total assets	$1,259,318		$1,194,361

Goodwill (included in corporate assets above):
Pet Products	$201,499		$201,499
Garden Products	—		—

Total goodwill	$201,499		$201,499

(1)	Includes goodwill impairment of $197,755

(2)	Includes goodwill and other intangible assets impairment of $202,245

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

For the three months ended December 27, 2008, goodwill and other intangible assets have been reported in the Guarantor Subsidiaries consolidating condensed financial statements below. In prior periods, such amounts were reported in the Parent consolidating condensed financial statements. The consolidating condensed financial statements for the three months ended December 29, 2007 have been restated to conform with the fiscal 2009 presentation.

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended December 27, 2008 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$92,712	$234,229	$(34,399)	$292,542
Cost of products sold and occupancy	69,179	172,281	(34,399)	207,061

Gross profit	23,533	61,948	—	85,481
Selling, general and administrative expenses	25,634	62,513	—	88,147

Loss from operations	(2,101)	(565)	—	(2,666)
Interest – net	(6,736)	184	—	(6,552)
Other income (loss )	524	(1,474)	—	(950)

Loss before income taxes and minority interest	(8,313)	(1,855)	—	(10,168)
Income tax benefit	(3,266)	(587)	—	(3,853)
Minority interest	(131)	—	—	(131)

Loss before equity in undistributed income (loss) of guarantor subsidiaries	(4,916)	(1,268)	—	(6,184)
Equity in undistributed income (loss) of guarantor subsidiaries	(1,268)	—	1,268	—

Net loss	$(6,184)	$(1,268)	$1,268	$(6,184)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended December 29, 2007 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$95,586	$243,689	$(25,490)	$313,785
Cost of products sold and occupancy	69,569	175,384	(25,490)	219,463

Gross profit	26,017	68,305	—	94,322
Selling, general and administrative expenses	26,269	58,667	—	84,936
Impairment of goodwill and intangible assets	91,482	308,518	—	400,000

Loss from operations	(91,734)	(298,880)	—	(390,614)
Interest – net	(11,348)	131	—	(11,217)
Other income	37	446	—	483

Loss before income taxes and minority interest	(103,045)	(298,303)	—	(401,348)
Income tax benefit	(28,697)	(83,117)	—	(111,814)
Minority interest	(8)	—	—	(8)

Net loss before equity in undistributed income (loss) of guarantor subsidiaries	(74,340)	(215,186)	—	(289,526)
Equity in undistributed income (loss) of guarantor subsidiaries	(215,186)	—	215,186	—

Net loss	$(289,526)	$(215,186)	$215,186	$(289,526)

	CONSOLIDATING CONDENSED BALANCE SHEET December 27, 2008 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$11,003	$(2,141)	$—	$8,862
Accounts receivable, net	41,085	135,226	(10,630)	165,681
Inventories	118,763	274,939	—	393,702
Prepaid expenses and other assets	22,445	18,762	—	41,207

Total current assets	193,296	426,786	(10,630)	609,452
Land, buildings, improvements and equipment, net	55,993	115,623	—	171,616
Goodwill	—	201,499	—	201,499
Investment in guarantors	676,570	—	(676,570)	—
Deferred income taxes and other assets	147,305	106,045	(41,556)	211,794

Total	$1,073,164	$849,953	$(728,756)	$1,194,361

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$45,040	$86,526	$(10,630)	$120,936
Accrued expenses and other current liabilities	39,124	42,476	—	81,600

Total current liabilities	84,164	129,002	(10,630)	202,536
Long-term debt	487,544	177	—	487,721
Other long-term obligations	4,015	44,204	(41,556)	6,663
Minority interest	459	—	—	459
Shareholders’ equity	496,982	676,570	(676,570)	496,982

Total	$1,073,164	$849,953	$(728,756)	$1,194,361

	CONSOLIDATING CONDENSED BALANCE SHEET September 27, 2008 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$26,811	$118	$—	$26,929
Accounts receivable, net	55,325	215,832	(10,518)	260,639
Inventories	93,366	256,133	—	349,499
Prepaid expenses and other assets	17,929	16,757	—	34,686

Total current assets	193,431	488,840	(10,518)	671,753
Land, buildings, improvements and equipment, net	56,693	117,320	—	174,013
Goodwill	—	201,499	—	201,499
Investment in guarantors	724,868	—	(724,868)	—
Other assets	145,977	107,632	(41,556)	212,053

Total	$1,120,969	$915,291	$(776,942)	$1,259,318

LIABILITIES
Accounts payable	$46,899	$96,983	$(10,518)	$133,364
Accrued expenses and other liabilities	38,924	48,761	—	87,685

Total current liabilities	85,823	145,744	(10,518)	221,049
Long-term debt	519,583	224	—	519,807
Other long-term obligations	4,138	44,455	(41,556)	7,037
Minority interest	2,667	—	—	2,667
Total shareholders’ equity	508,758	724,868	(724,868)	508,758

Total	$1,120,969	$915,291	$(776,942)	$1,259,318

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Three Months Ended December 27, 2008 ( in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(20,403)	$45,214	$1,268	$26,079

Additions to property and equipment	(825)	(3,064)	—	(3,889)
Restricted investments	(331)	—	—	(331)
Investment in guarantor subsidiaries	45,130	(43,862)	(1,268)	—

Net cash provided (used) by investing activities	43,974	(46,926)	(1,268)	(4,220)

Repayments on revolving line of credit	(160,000)	—	—	(160,000)
Borrowings on revolving line of credit	148,000	—	—	148,000
Repayments of long-term debt	(22,431)	(55)	—	(22,486)
Repurchase of common stock	(2,866)	—	—	(2,866)
Distribution to minority interest	(2,082)	—	—	(2,082)

Net cash used by financing activities	(39,379)	(55)	—	(39,434)

Effect of exchange rate changes on cash	—	(492)	—	(492)

Net decrease in cash and cash equivalents	(15,808)	(2,259)	—	(18,067)
Cash and cash equivalents at beginning of period	26,811	118	—	26,929

Cash and cash equivalents at end of period	$11,003	$(2,141)	$—	$8,862

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Three Months Ended December 29, 2007 ( in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(326,829)	$111,995	$215,186	$352

Additions to property	(3,657)	(4,568)	—	(8,225)
Proceeds from property sales, net of expenses	—	9,940	—	9,940
Businesses acquired, net of cash	—	(4,998)	—	(4,998)
Restricted investments	232	—	—	232
Investment in guarantor subsidiaries	329,919	(114,733)	(215,186)	—

Net cash provided (used) by investing activities	326,494	(114,359)	(215,186)	(3,051)

Repayments on revolving line of credit	(127,000)	—	—	(127,000)
Borrowings on revolving line of credit	117,000	—	—	117,000
Repayments of long-term debt	(41)	(50)	—	(91)
Excess tax benefits from stock-based awards	24	—	—	24

Net cash used by financing activities	(10,017)	(50)	—	(10,067)

Effect of exchange rate changes on cash	—	37	—	37

Net decrease in cash and cash equivalents	(10,352)	(2,377)	—	(12,729)
Cash and cash equivalents at beginning of period	14,706	6,349	—	21,055

Cash and cash equivalents at end of period	4,354	$3,972	$—	$8,326

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, ant and other herbicide, insecticide and pesticide products; and decorative outdoor lifestyle and lighting products including pottery, trellises and other wood products and holiday lighting. These products are sold under a number of brand names including: AMDRO®, GKI/Bethlehem Lighting, Grant’s, Ironite®, Lilly Miller®, Matthews Four SeasonsTM, New England Pottery®, Norcal Pottery®, Pennington®, Over’n Out®, Sevin®, The Rebels® and Smart SeedTM.

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

Recent Developments

Swap Agreement Termination

In accordance with the rights afforded to the counterparty under the terms of our $75 million pay-floating interest rate swap agreement, we received notice in January 2009 that the counterparty will terminate the swap agreement in February 2009. The counterparty will pay us approximately $2.3 million as well as accrued interest under the provisions of the agreement.

Repurchase of Company Stock

During the quarter ended December 27, 2008, we repurchased 221,925 shares of our voting common stock at an aggregate cost of approximately $1.0 million, or approximately $4.74 per share, and 512,168 shares of our non-voting Class A common stock at an aggregate cost of approximately $2.4 million, or approximately $4.66 per share. Subsequent to quarter-end, we repurchased an additional 397,700 shares of our common and Class A common stock for approximately $2.3 million.

Significant Prior Year Events

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

In the first fiscal quarter of fiscal 2008, we recorded a non-cash charge of $400 million to recognize the impairment of goodwill and other intangible assets, comprised of $202 million relating to our Garden segment and $198 million relating to our Pet segment. This non-cash charge of $400 million reduced our net earnings for the three months ended December 29, 2007 by $288.7 million net of taxes.

Gain on Sale of Properties and Legal Settlement Proceeds

The following transactions are included in selling, general and administrative expenses in the first quarter of fiscal 2008:

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

•

In December 2007, we sold a facility for approximately $5.1 million. Proceeds were comprised of cash of $1.3 million and a $3.8 million recourse note payable to us. We are leasing back the property from the purchaser and are accounting for the leaseback as an operating lease. We recognized a gain of approximately $4.6 million from this sale in the Garden Products segment in the quarter ended December 29, 2007.

•	In December 2007, we received approximately $5.0 million in cash related to the settlement of a legal matter that is included in Corporate.

•	In December 2007, we sold the net assets of our live bird business for approximately $1.2 million in cash and recognized a loss of approximately $1.6 million in the Pet Products segment.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also establishes a framework for measuring fair value and provides for expanded disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by the Company beginning in the first quarter of fiscal 2010. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, to clarify the application of SFAS No. 157 in inactive markets for financial assets. FSP 157-3 became effective upon issuance and SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company elected to partially adopt SFAS No. 157 as of the beginning of fiscal 2009, as permitted by FSP 157-2 (see Note 2 to the condensed consolidated financial statements). The Company does not expect the adoption of the remaining provisions of SFAS No. 157 (delayed by FSP 157-2) to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information to assist financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display on the face of the balance sheet the fair value of assets and liabilities chosen by the company for fair value accounting. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 as of the beginning of fiscal 2009 but elected not to record additional financial assets and liabilities at fair value. As a result, the adoption of SFAS No. 159 did not impact the Company’s consolidated financial position, results of operations or cash flows.

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

In April 2008, the FASB issued FSP No. 142-3 (“FSP 142-3”) “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for the Company in its fiscal year beginning September 27, 2009. Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact to our current consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 became effective November 15, 2008, 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 did not have a material effect on the Company’s consolidated financial statements.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 27, 2008.

Results of Operations

Three Months Ended December 27, 2008

Compared with Three Months Ended December 29, 2007

Net Sales

Net sales for the three months ended December 27, 2008 decreased $21.3 million, or 6.8%, to $292.5 million from $313.8 million for the three months ended December 29, 2007 due primarily to an overall softer retail market and continued inventory level reductions of retailers. The decrease was primarily in aquatics, pet chemical dependent products and garden chemicals and control products. Our branded product sales decreased $19.2 million and sales of other manufacturers’ products decreased $2.1 million. Pet Products’ net sales declined $15.9 million, or 7.9%, to $185.7 million for the three months ended December 27, 2008 from $201.6 million in the comparable fiscal 2008 period. Pet branded product sales decreased $15.9 million and sales of other manufacturers’ products remained unchanged from the prior year. Garden Products’ net sales decreased $5.4 million, or 4.8%, to $106.8 million for the three months ended December 27, 2008 from $112.2 million in the comparable fiscal 2008 period. Garden branded product sales decreased $3.3 million and sales of other manufacturers’ products decreased $2.1 million.

Gross Profit

Gross profit for the three months ended December 27, 2008 decreased $8.8 million, or 9.4%, to $85.5 million from $94.3 million for the three months ended December 29, 2007. The decline in gross profit was due primarily to the quarter’s decreased sales. Gross profit as a percentage of net sales decreased from 30.1% for the three months ended December 29, 2007 to 29.2% for the three months ended December 27, 2008. Gross profit decreased $6.6 million in Pet Products due primarily to the segment’s sales decrease. Gross profit decreased $2.2 million in Garden Products due primarily to margin decline resulting from product mix changes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.2 million, or 3.8%, to $88.1 million for the three months ended December 27, 2008 from $84.9 million for the three months ended December 29, 2007. Included in selling, general and administrative expenses for the three months ended December 29, 2007 are net gains of $11.1 million from the sale of assets and a legal settlement. Absent these net gains in the prior year quarter, selling, general and administrative expenses decreased $7.9 million from $96.0 million for the three months ended December 29, 2007 to $88.1 million for the three months ended December 27, 2008. As a percentage of net sales, selling, general and administrative expenses, absent the $11.1 million benefit in the prior year quarter, remained relatively flat at 30.1% for the three months ended December 27, 2008, compared to 30.6% in the comparable prior year quarter. The change in selling, general and administrative expenses is discussed further below.

Selling and delivery expense decreased $3.8 million, or 8.0%, from $47.8 million for the three months ended December 29, 2007 to $44.0 million for the three months ended December 27, 2008. Decreased sales were the primary reason for the expense decrease. As a percentage of net sales, selling and delivery expense remained relatively consistent at 15.0% for the current quarter and 15.2% for the prior year quarter.

Facilities expense decreased $0.8 million to $2.8 million in the quarter ended December 27, 2008 from $3.6 million for the quarter ended December 29, 2007.

Warehouse and administrative expense increased $7.8 million to $41.3 million for the quarter ended December 27, 2008 from $33.5 million in the quarter ended December 29, 2007. The increase in the quarter was due to several large transactions that resulted in an $11.1 million net benefit in the prior year quarter. Absent these transactions, warehouse and administrative expense decreased $3.3 million to $41.3 million for the current year quarter from $44.6 million for the three months ended December 29, 2007. The decrease was due primarily to decreased third party provider costs, including accounting costs and lower employee related costs.

Goodwill Impairment

In the first fiscal quarter of fiscal 2008, we recorded a non-cash charge of $400 million to recognize the impairment of goodwill and other intangible assets, comprised of $202 million relating to our Garden Products segment and $198 million relating to our Pet Products segment. This non-cash charge of $400 million reduced our net earnings for the three months ended December 29, 2007 by $288.7 million net of taxes.

Net Interest Expense

Net interest expense for the three months ended December 27, 2008 decreased $4.6 million, or 41.6%, to $6.6 million from $11.2 million for the three months ended December 29, 2007. The decrease was due primarily to lower average borrowings and secondarily to lower interest rates on our floating rate debt. Our borrowing rate for the quarter was approximately 5.2% compared to 7.1% for the prior year quarter.

Other Income

Other income decreased $1.4 million from earnings of $0.5 million for the quarter ended December 29, 2007, to a $1.0 million expense for the quarter ended December 27, 2008. The decrease was due primarily to investments accounted for under the equity method of accounting that generated income in the prior year quarter but losses in the current year quarter.

Income Taxes

Our effective income tax rate was 37.9% for the quarter ended December 27, 2008 and 27.9% for the quarter ended December 29, 2007. The effective tax rate for the quarter ended December 29, 2007 was lower due primarily to the non-cash goodwill impairment charge, since some goodwill was not deductible for tax purposes.

Inflation

The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation, we believe that the effects of inflation on our operations could be significant.

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

Cash provided by operating activities increased $25.7 million from $0.4 million for the three months ended December 29, 2007 to $26.1 million for the three months ended December 27, 2008. The increase was due to improved working capital management.

Net cash used in investing activities increased $1.2 million from the three months ended December 29, 2007 to approximately $4.2 million during the three months ended December 27, 2008. The increase was due primarily to $9.9 million of proceeds received from the sales of facilities in the prior year period, which partially offset higher capital spending and acquisition activity.

Net cash used by financing activities increased $29.3 million, from $10.1 million, for the three months ended December 29, 2007, to $39.4 million for the three months ended December 27, 2008. The increase was due primarily to payments made to reduce the balance of our revolving line of credit and the repayment of $21.6 million of our term loan under the mandatory prepayment provisions in our credit facility. Additionally, we repurchased 221,925 shares of our voting common stock at an aggregate cost of approximately $1.0 million and 512,168 shares of our non-voting Class A common stock at an aggregate cost of approximately $2.4 million.

As of December 27, 2008, the Company has $650 million in senior secured credit facilities, consisting of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from 0% to 0.375%, or LIBOR plus a margin, which fluctuates from 0.75% to 1.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of December 27, 2008, the applicable interest rate on the revolving credit facility related to base rate borrowings was 3.25%, and the applicable interest rate related to LIBOR rate borrowings was 1.72%. Interest on the term loan is based on a rate equal to LIBOR plus a margin, which fluctuates from 1.50% to 1.75%, or the prime rate plus a margin, which fluctuates from 0.50% to 0.75%, at the Company’s option. As of December 27, 2008, the applicable interest rate on the term loan related to base rate borrowings was 3.75%, and the applicable interest rate related to LIBOR rate borrowings was 1.97%. The term loan is payable in quarterly installments of $750,000, and contains mandatory prepayment provisions when we have excess cash flow, with the balance payable in September 2012.

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

We were in compliance with all financial covenants as of December 27, 2008. There was a $66 million outstanding balance at December 27, 2008 under the $350 million revolving credit facility plus $15.8 million of outstanding letters of credit. After giving effect to the financial covenants in our credit agreement, our remaining borrowing capacity was $145.6 million. See “Risk Factors.”

Our credit facility contains mandatory prepayment provisions when we have excess cash flow, as defined in our credit agreement, during our fiscal year. Accordingly, in December 2008, we repaid $21.6 million of our term loan per this provision by drawing down our revolving credit facility.

At December 27, 2008, our total debt outstanding was $491.1 million versus $601.7 million at December 29, 2007.

In October 2003, we entered into a $75 million pay-floating interest rate swap effectively converting half of our $150 million fixed rate 9-1/8 % senior subordinated notes to a floating rate of LIBOR + 4.04%. In accordance with the rights afforded to the counterparty under the terms of the interest rate swap agreement, we received notice that the counterparty will terminate the swap agreement in February 2009. The counterparty will pay a cancellation premium of approximately $2.3 million as well as accrued interest to us under the provisions of the agreement.

In connection with our purchase of an additional 60% equity interest in Tech Pac L.L.C. in March 2006, we deposited approximately $15.5 million into an escrow account for possible contingent performance-based payments over the next five years. No payments have been made to date.

During the quarter ended December 27, 2008, we repurchased 221,925 shares of our common stock for an aggregate price of approximately $1.0 million and 512,168 of our Class A common stock for an aggregate price of approximately $2.4 million. Subsequent to quarter-end, we repurchased an additional 397,700 shares of our common and Class A common stock for approximately $2.3 million. Our Board of Directors has authorized the repurchase of up to a total of $100 million of our common stock, of which approximately $21.0 million have been repurchased to date. We expect to continue our repurchases from time to time depending on market conditions and subject to the ability to effect repurchases under our credit facility.

We believe that cash flows from operating activities, funds available under our revolving credit facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $30 million for fiscal 2009, which are related primarily to replacements and upgrades to plant and equipment and investment in our implementation of a scalable enterprise-wide information technology platform. We are investing in this information technology platform to improve existing operations, to support future growth and enable us to take advantage of new applications and technologies. We have invested approximately $38 million from fiscal 2005 through fiscal 2008 in this initiative and plan to invest up to an additional $5 million in fiscal 2009 for planned implementations. Capital expenditures for 2010 and beyond will depend upon the pace of conversion of those remaining legacy systems. This initiative, when complete, will combine our numerous information systems into one enterprise system and create a common business model and common data, which should create greater efficiency and effectiveness.

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

Off-Balance Sheet Arrangements

There have been no material changes to the information provided in our Annual Report on Form 10-K for the fiscal year ended September 27, 2008 regarding off-balance sheet arrangements.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 27, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We believe there has been no material change in our exposure to market risk from that discussed in our fiscal 2008 Annual Report filed on Form 10-K.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of December 27, 2008.

(b) Changes in Internal Control Over Financial Reporting. Central’s management, with the participation of Central’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Central’s internal control over financial reporting occurred during the first quarter of fiscal 2009. Based on that evaluation, management concluded that there has been no change in Central’s internal control over financial reporting during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, Central’s internal control over financial reporting.

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

There have been no material changes from the risk factors previously disclosed in Item 1A. to Part I of our Form 10-K for the fiscal year ended September 27, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended December 27, 2008 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
September 28 – November 1, 2008	2,509	(2)	$4.99	—	$84,088,000
November 2 – November 29, 2008	10,980	(2)	$3.25	—	$84,088,000
November 30 – December 27, 2008	736,349	(3)	$4.68	734,093	$80,650,000

Total	749,838		$4.66	734,093	$80,650,000

(1)	In December 2005, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization.

(2)	All shares purchased during the period indicated represent withholding of a portion of shares to cover taxes in connection with vesting of restricted stock.

(3)	Includes 2,256 shares purchased during the period indicated that represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of options.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

10.1	Amendment to Employment Agreement between Central Garden & Pet and James V. Heim, dated December 19, 2008.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY Registrant

Dated: February 5, 2009

/s/ WILLIAM E. BROWN
William E. Brown
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ STUART W. BOOTH
Stuart W. Booth
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)