Form 10-Q
period 2009-03-28
CENTRAL GARDEN & PET CO
filed 2009-05-07
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 30, 2009	19,684,899
Class A Common Stock Outstanding as of April 30, 2009	48,446,286
Class B Stock Outstanding as of April 30, 2009	1,652,262

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in our Form 10-K for the fiscal year ended September 27, 2008 including the factors described in the section entitled “Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	seasonality and fluctuations in our operating results and cash flow;

•	fluctuations in market prices for seeds and grains;

•	declines in consumer spending during economic downturns;

•	inflation and adverse macro-economic conditions;

•	supply shortages in small animals and pet birds;

•	adverse weather conditions;

•	fluctuations in energy prices, fuel and related petrochemical costs;

•	inability to comply with the terms of our indebtedness;

•	limitations in our debt capacity as a result of deterioration in operating results coupled with our current outstanding indebtedness and seasonal borrowing needs;

•	impact of stock price decline on raising capital and dilution;

•	access to additional capital;

•	dependence on a few customers for a significant portion of our business;

•	consolidation trends in the retail industry;

•	uncertainty about new product innovations and marketing programs;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	dependence upon our key executive officers;

•	implementation of a new enterprise resource planning information technology system;

•	potential environmental liabilities;

•	risk associated with international sourcing;

•	litigation and product liability claims;

•	the voting power associated with our Class B stock; and

•	potential dilution from issuance of authorized shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	Unaudited		(See Note 1) September 27, 2008
	March 29, 2008	March 28, 2009
ASSETS
Current assets:
Cash and cash equivalents	$7,577	$8,545	$26,929
Accounts receivable (less allowance for doubtful accounts of $14,420, $13,393 and $15,181)	342,528	317,713	260,639
Inventories	416,848	380,156	349,499
Prepaid expenses and other	33,953	40,030	34,686

Total current assets	800,906	746,444	671,753
Land, buildings, improvements and equipment—net	196,204	168,536	174,013
Goodwill	204,562	207,173	201,499
Other intangible assets—net	98,797	105,520	107,404
Deferred income taxes and other assets	131,827	84,505	104,649

Total	$1,432,296	$1,312,178	$1,259,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126,946	$137,558	$133,364
Accrued expenses	92,510	94,571	84,345
Current portion of long-term debt	3,350	3,322	3,340

Total current liabilities	222,806	235,451	221,049
Long-term debt	692,141	543,629	519,807
Other long-term obligations	4,740	6,379	7,037
Minority interest	2,297	1,003	2,667
Shareholders’ equity:
Common stock, $.01 par value: 22,280,305, 19,683,660 and 21,008,384 shares outstanding at March 29, 2008, March 28, 2009 and September 27, 2008	221	197	210
Class A common stock, $.01 par value: 48,221,552, 48,381,234 and 48,466,999 shares outstanding at March 29, 2008, March 28, 2009 and September 27, 2008	482	484	485
Class B stock, $.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	557,541	548,955	555,310
Accumulated deficit	(52,201)	(23,627)	(50,463)
Accumulated other comprehensive income (loss)	4,253	(309)	3,200

Total shareholders’ equity	510,312	525,716	508,758

Total	$1,432,296	$1,312,178	$1,259,318

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2008	March 28, 2009	March 29, 2008	March 28, 2009
Net sales	$484,688	$476,425	$798,473	$768,967
Cost of goods sold and occupancy	324,878	315,872	544,341	522,933

Gross profit	159,810	160,553	254,132	246,034
Selling, general and administrative expenses	115,160	103,397	200,096	191,544
Goodwill and other impairments	—	—	400,000	—

Income (loss) from operations	44,650	57,156	(345,964)	54,490
Interest expense	(9,780)	(5,751)	(21,285)	(12,635)
Interest income	266	270	554	602
Other income (expense)	1,191	(131)	1,674	(1,081)

Income (loss) before income taxes (tax benefit) and minority interest	36,327	51,544	(365,021)	41,376
Income taxes (tax benefit)	15,403	17,980	(96,411)	14,127
Minority interest	471	544	463	413

Net income (loss)	$20,453	$33,020	$(269,073)	$26,836

Net income (loss) per share:
Basic	$0.29	$0.48	$(3.77)	$0.38

Diluted	$0.28	$0.47	$(3.77)	$0.38

Weighted average shares used in the computation of net income (loss) per share:
Basic	71,427	69,122	71,295	70,122
Diluted	72,035	69,872	71,295	70,588

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 29, 2008	March 28, 2009
Cash flows from operating activities:
Net income (loss)	$(269,073)	$26,836
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,069	14,696
Stock-based compensation	6,767	6,383
Excess tax benefits from stock-based awards	(24)	(74)
Minority interest	463	413
Deferred income taxes	(113,419)	(682)
Gain on sales of property	(7,931)	—
Loss on sale of a business and equipment	1,592	435
Goodwill impairment	400,000	—
Other impairments	2,000	—
Proceeds from interest rate swap termination, net of amounts reclassified into earnings	—	2,186
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	(94,975)	(58,301)
Inventories	(37,116)	(33,454)
Prepaid expenses and other assets	7,747	1,273
Accounts payable	(10,621)	3,607
Accrued expenses	11,192	10,526
Other long-term obligations	(1,248)	(658)

Net cash used in operating activities	(88,577)	(26,814)

Cash flows from investing activities:
Additions to property and equipment	(13,132)	(7,110)
Proceeds from property sales, net of expenses	12,053	—
Businesses acquired, net of cash acquired	(4,998)	(4,799)
Restricted investments	(39)	—

Net cash used in investing activities	(6,116)	(11,909)

Cash flows from financing activities:
Borrowings on revolving line of credit	385,000	374,000
Repayments of revolving line of credit	(302,000)	(315,000)
Repayments of long-term debt	(934)	(23,321)
Proceeds from issuance of common stock	61	109
Repurchase of common stock	(138)	(12,812)
Redemption of preferred stock	(750)	—
Distribution to minority interest	—	(2,082)
Excess tax benefits from stock-based awards	24	74
Payment of financing costs	(125)	(75)

Net cash provided by financing activities	81,138	20,893

Effect of exchange rate changes on cash and cash equivalents	77	(554)

Net decrease in cash and cash equivalents	(13,478)	(18,384)
Cash and equivalents at beginning of period	21,055	26,929

Cash and equivalents at end of period	$7,577	$8,545

Supplemental information:
Cash paid for interest	$22,307	$12,899

Cash paid for income taxes – net of refunds	$77	$423

Non-cash investing activities:
Liabilities assumed in connection with acquisitions	$1,396	$—

Note receivable from sale of property	$3,850	$—

Capital expenditures incurred but not paid	$—	$329

Non-cash financing activities
Offset of subordinated notes with escrow	$—	$12,825

Restricted share stock bonus	$1,549	$3,877

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended March 28, 2009

(unaudited)

1.	Basis of Presentation

The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of March 29, 2008 and March 28, 2009, the condensed consolidated statements of operations for the three and six months ended March 29, 2008 and March 28, 2009 and the condensed consolidated statements of cash flows for the six months ended March 29, 2008 and March 28, 2009 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments, except as discussed in note 3) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

For the Company’s foreign business in the UK, the local currency is the functional currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the period. For the six month period ended March 28, 2009, there was comprehensive income of $23.3 million, which includes net income of $26.8 million and foreign currency translation adjustments of $3.5 million that are excluded from net earnings but reported in accumulated other comprehensive income, a separate component of shareholders’ equity. Deferred taxes are not provided on translation gains and losses, because the Company expects earnings of its foreign subsidiary to be permanently reinvested. Transaction gains and losses are included in results of operations.

Due to the seasonal nature of the Company’s garden business, the results of operations for the three and six month periods ended March 28, 2009 and March 29, 2008 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2008 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 27, 2008 balance sheet presented herein was derived from the audited statements.

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

Repurchase of Company Stock

During the quarter ended March 28, 2009, we repurchased 1,070,000 shares of our voting common stock at an aggregate cost of approximately $7.1 million, or approximately $6.66 per share, and 335,000 shares of our non-voting Class A common stock at an aggregate cost of approximately $2.1 million, or approximately $6.21 per share. During the six months ended March 28, 2009, we repurchased 1,291,925 shares of our voting common stock in the open market at an aggregate cost of approximately $8.2 million, or approximately $6.33 per share, and 847,168 shares of our non-voting Class A common stock in the open market at an aggregate cost of approximately $4.4 million, or approximately $5.27 per share.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R) “Business Combinations,” which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. This accounting pronouncement is effective prospectively for businesses acquired by the Company in its fiscal year beginning September 27, 2009. In April 2009, the FASB issued FSP No. 141(R)-1(“FSP 141(R)-1”), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies.” FSP 141(R)-1 requires an acquirer to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of an asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer follows the recognition criteria in FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5” to determine whether the contingency should be recognized as of the acquisition date or after it. This FSP is effective prospectively for businesses acquired by the Company in its fiscal year beginning September 27, 2009.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 - Unobservable inputs for the asset or liability, which reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

In February 2009, the Company’s $75 million pay-floating interest rate swap was terminated prior to its maturity by the counterparty in accordance with the terms of the interest rate swap agreement. As a result of this swap termination, the Company received cash proceeds and realized a settlement gain of $2.3 million that was recorded as an adjustment to the carrying amount of the related debt. The settlement gain is being amortized as an offset to interest expense over the remaining term of the debt, which expires February 2013.

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

In the first fiscal quarter of fiscal 2008, the Company recorded a non-cash charge of $400 million to recognize the impairment of goodwill and other intangible assets, comprised of $202 million relating to its Garden Products segment and $198 million relating to its Pet Products segment. This non-cash charge of $400 million reduced net earnings for the six months ended March 29, 2008 by $290.4 million net of taxes.

In connection with the Company’s purchase of an additional 60% equity interest in Tech Pac L.L.C. in March 2006, it deposited approximately $15.5 million into an escrow account for possible contingent performance-based payments. In fiscal 2009, a net amount of $4.8 million in cash was paid in performance-based payments which the Company recognized as additional goodwill.

4.	Long-Term Debt

As of March 28, 2009, the Company had $650 million in senior secured credit facilities, consisting of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from 0% to 0.375%, or LIBOR plus a margin, which fluctuates from 0.75% to 1.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of March 28, 2009, the applicable interest rate on the revolving credit facility related to base rate borrowings was 3.38%, and the applicable interest rate related to LIBOR rate borrowings was 1.78%. Interest on the term loan is based on a rate equal to LIBOR plus a margin, which fluctuates from 1.50% to 1.75%, or the prime rate plus a margin, which fluctuates from 0.50% to 0.75%, at the Company’s option. As of March 28, 2009, the applicable interest rate on the term loan related to base rate borrowings was 3.75%, and the applicable interest rate related to LIBOR rate borrowings was 2.03%. The term loan is payable in quarterly installments of $750,000 with the balance payable in September 2012.

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

The Company was in compliance with all financial covenants as of March 28, 2009. There was a $137.0 million outstanding balance at March 28, 2009 under the $350 million revolving credit facility plus $15.8 million of outstanding letters of credit. After giving effect to the financial covenants in the credit agreement, the remaining borrowing capacity was $170 million.

The Company’s credit facility contains mandatory prepayment provisions when the Company has excess cash flow, as defined in the credit agreement, during the fiscal year. Accordingly, in December 2008, the Company repaid $21.6 million of the term loan per this provision.

The Company also has outstanding $150 million of 9-1/8% senior subordinated notes due 2013 (“senior subordinated notes”). In October 2003, the Company entered into a $75 million pay-floating interest rate swap effectively converting half of its $150 million fixed rate 9-1/8 % senior subordinated notes to a floating rate of LIBOR + 4.04%. In February 2009, the swap was terminated prior to its maturity by the counterparty in accordance with the terms of the interest rate swap agreement. As a result of this swap termination, the Company received cash proceeds and realized a settlement gain of $2.3 million that was recorded as an adjustment to the carrying amount of the related debt. The settlement gain is being amortized as an offset to interest expense over the remaining term of the debt, which expires in February 2013.

In connection with Gulfstream’s purchase of an additional 60% equity interest in Tech Pac L.L.C. in March 2006, the Company deposited approximately $15.5 million into an escrow for possible contingent performance-based payments. In March 2009, a net amount of $4.8 million in cash was paid in performance-based payments, which the Company recognized as additional goodwill. There are no remaining contingent performance-based payments due to the seller. As part of the resolution of the contingent payments, the Company became the beneficiary of the remaining funds in the escrow, which are comprised primarily of $12.8 million of aggregate principal amount of the senior subordinated notes. Under the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the senior subordinated notes contained within the escrow accounts have been recorded as a reduction of debt for accounting purposes against our outstanding senior subordinated notes balance as of March 28, 2009. The senior subordinated notes continue to be held in the escrow and have not been retired.

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

Stock options are generally granted with 30 month cliff vesting and 42 month expiration, but are also granted with graded vesting increments of 20% or 25% per year and expiring up to eight years from the date of grant. In fiscal 2008, 3.7 million performance options were granted that vest based on pre-determined Company goals for each of the next five years and expire at the end of the sixth year. Of the options granted in fiscal 2008, approximately 216,000 options scheduled to possibly vest in each of fiscal year 2009 and 2010 were amended and are now only subject to service vesting conditions. We currently estimate the performance-based options are probable of achievement and are recording the related expense over the estimated service period using the accelerated method. In fiscal 2009, approximately 78% of the performance options granted in fiscal 2008 that were eligible to vest in 2009, vested. To the extent Company goals are not achieved, the amount of stock-based compensation recognized in the future will be adjusted.

The Company recognized share-based compensation expense of $5.3 million and $5.8 million for the three month periods ended March 28, 2009 and March 29, 2008, respectively, and $6.4 million and $6.8 million for the six month periods ended March 28, 2009 and March 29, 2008, respectively, as a component of selling, general and administrative expenses.

The following table summarizes option activity for the six months ended March 28, 2009:

Number of Shares (in thousands)
Outstanding at September 27, 2008	7,599
Granted	213
Exercised	(46)
Cancelled or Expired	(374)

Outstanding at March 28, 2009	7,392

Exercisable at March 28, 2009	2,194

As of March 28, 2009, there was approximately $5.1 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average vesting period of four years.

Restricted Stock Awards: As of March 28, 2009, there were 0.4 million shares of restricted stock awards outstanding. The awards generally vest in 20% or 25% annual increments beginning two or three years from the date of grant.

The following table summarizes restricted stock award activity during the six months ended March 28, 2009:

Number of Shares (in thousands)
Nonvested at September 27, 2008	563
Granted	737
Vested	(729)
Forfeited	(172)

Nonvested at March 28, 2009	399

The weighted average per share grant-date fair value of restricted stock awards granted during the first six months of fiscal 2009 and fiscal 2008 was $6.18 and $4.29, respectively.

During the six months ended March 28, 2009, the Company awarded approximately 621,000 shares, or $6.2 million, of its non-voting common stock as bonus compensation in lieu of cash payment. The shares granted during the period as bonus compensation vested immediately.

As of March 28, 2009, there was approximately $3.1 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average period of two years.

6.	Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income (loss) from continuing operations.

	Three Months Ended March 28, 2009			Six Months Ended March 28, 2009
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$33,020	69,122	$0.48	$26,836	70,122	$0.38
Effect of dilutive securities:
Options to purchase common stock		335	—		41	—
Restricted shares		415	(0.01)		425	—
Diluted EPS:

Net income available to common shareholders	$33,020	69,872	$0.47	$26,836	70,588	$0.38

	Three Months Ended March 29, 2008			Six Months Ended March 29, 2008
	Income	Shares	Per Share	Income (Loss)	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income (loss) available to common shareholders	$20,453	71,427	$0.29	$(269,073)	71,295	$(3.77)
Effect of dilutive securities:
Options to purchase common stock		18	—		—	—
Restricted shares		582	(0.01)		—	—
Convertible preferred stock		8	—		—	—
Diluted EPS:

Net income (loss) available to common shareholders	$20,453	72,035	$0.28	$(269,073)	71,295	$(3.77)

Options to purchase 7.4 million shares of common stock at prices ranging from $4.26 to $17.99 per share were outstanding at March 28, 2009 and options to purchase 6.4 million shares of common stock at prices ranging from $4.26 to $17.99 per share were outstanding at March 29, 2008.

For the three month periods ended March 28, 2009 and March 29, 2008, options to purchase 4.8 and 3.8 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. Shares of common stock from the assumed conversion of the Company’s convertible preferred stock, issued in February 2004, were included in the computation of diluted EPS for the three month period ended March 29, 2008.

For the six month period ended March 28, 2009, options to purchase 4.9 million shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. The potential effects of stock awards and the assumed conversion of the Company’s convertible preferred stock were excluded from the diluted earnings per share calculation for the six month period ended March 29, 2008, because their inclusion in a net loss period would be anti-dilutive to the earnings per share calculation.

7.	Segment Information

Management has determined that the Company has two operating segments which are also reportable segments based on the level at which the Chief Executive Officer reviews the results of operations to make decisions regarding performance assessment and resource allocation. These operating segments are Pet Products and Garden Products and are presented in the table below
(in thousands).

	Three Months Ended		Six Months Ended
	March 29, 2008	March 28, 2009	March 29, 2008		March 28, 2009
Net sales:
Pet Products	$230,914	$228,840	$432,537		$414,515
Garden Products	253,774	247,585	365,936		354,452

Total net sales	$484,688	$476,425	$798,473		$768,967

Income (loss) from operations:
Pet Products	$28,195	$31,897	$(152,571	)(1)	$44,772
Garden Products	26,111	36,721	(179,947	)(2)	28,965
Corporate	(9,656)	(11,462)	(13,446)		(19,247)

Total income (loss) from operations	44,650	57,156	(345,964)		54,490

Interest expense – net	(9,514)	(5,481)	(20,731)		(12,033)
Other income (expense)	1,191	(131)	1,674		(1,081)
Income taxes (tax benefit)	15,403	17,980	(96,411)		14,127
Minority interest	471	544	463		413

Net income (loss)	$20,453	$33,020	$(269,073)		$26,836

Depreciation and amortization:
Pet Products	$4,234	$3,943	$8,603		$8,030
Garden Products	2,155	1,618	4,325		3,337
Corporate	1,690	1,661	3,141		3,329

Total depreciation and amortization	$8,079	$7,222	$16,069		$14,696

	September 27, 2008	March 28, 2009
Assets:
Pet Products	$472,415	$462,356
Garden Products	409,646	509,884
Corporate	377,257	339,938

Total assets	$1,259,318	$1,312,178

Goodwill (included in corporate assets above):
Pet Products	$201,499	$202,374
Garden Products	—	4,799

Total goodwill	$201,499	$207,173

(1)	Includes goodwill impairment of $197,755

(2)	Includes goodwill and other intangible assets impairment of $202,245

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

For the three months and six months ended March 28, 2009, goodwill and other intangible assets have been reported in the Guarantor Subsidiaries consolidating condensed financial statements below. In prior periods, such amounts were reported in the Parent consolidating condensed financial statements. The consolidating condensed financial statements for the three and six months ended March 29, 2008 have been restated to conform with the fiscal 2009 presentation.

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended March 28, 2009 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$142,028	$381,009	$(46,612)	$476,425
Cost of products sold and occupancy	103,478	259,006	(46,612)	315,872

Gross profit	38,550	122,003	—	160,553
Selling, general and administrative expenses	30,901	72,496	—	103,397

Income from operations	7,649	49,507	—	57,156
Interest – net	(5,619)	138	—	(5,481)
Other income (loss )	(2,177)	2,046	—	(131)

Income (loss) before income taxes and minority interest	(147)	51,691	—	51,544
Income taxes	233	17,747	—	17,980
Minority interest	544	—	—	544

Income (loss) before equity in undistributed income of guarantor subsidiaries	(924)	33,944	—	33,020
Equity in undistributed income of guarantor subsidiaries	33,944	—	(33,944)	—

Net income	$33,020	$33,944	$(33,944)	$33,020

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended March 29, 2008 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$134,783	$383,470	$(33,565)	$484,688
Cost of products sold and occupancy	94,023	264,420	(33,565)	324,878

Gross profit	40,760	119,050	—	159,810
Selling, general and administrative expenses	30,151	85,009	—	115,160

Income from operations	10,609	34,041	—	44,650
Interest – net	(9,667)	153	—	(9,514)
Other income (expense)	(839)	2,030	—	1,191

Income before income taxes and minority interest	103	36,224	—	36,327
Income tax expense (tax benefit)	(80,514)	95,917	—	15,403
Minority interest	471	—	—	471

Net income (loss) before equity in undistributed income (loss) of guarantor subsidiaries	80,146	(59,693)	—	20,453
Equity in undistributed income (loss) of guarantor subsidiaries	(59,693)	—	59,693	—

Net income (loss)	$20,453	$(59,693)	$59,693	$20,453

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Six Months Ended March 28, 2009 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$234,740	$615,238	$(81,011)	$768,967
Cost of products sold and occupancy	172,657	431,287	(81,011)	522,933

Gross profit	62,083	183,951	—	246,034
Selling, general and administrative expenses	56,535	135,009	—	191,544

Income from operations	5,548	48,942	—	54,490
Interest – net	(12,355)	322	—	(12,033)
Other income (expense)	(1,653)	572	—	(1,081)

Income (loss) before income taxes (tax benefit) and minority interest	(8,460)	49,836	—	41,376
Income taxes (tax benefit)	(3,033)	17,160	—	14,127
Minority interest	413	—	—	413

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(5,840)	32,676	—	26,836
Equity in undistributed income of guarantor subsidiaries	32,676	—	(32,676)	—

Net income	$26,836	$32,676	$(32,676)	$26,836

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Six Months Ended March 29, 2008 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$230,369	$627,159	$(59,055)	$798,473
Cost of products sold and occupancy	163,592	439,804	(59,055)	544,341

Gross profit	66,777	187,355	—	254,132
Selling, general and administrative expenses	56,420	143,676	—	200,096
Goodwill and other impairments	91,482	308,518	—	400,000

Loss from operations	(81,125)	(264,839)	—	(345,964)
Interest – net	(21,015)	284	—	(20,731)
Other income (expense)	(802)	2,476	—	1,674

Loss before income taxes and minority interest	(102,942)	(262,079)	—	(365,021)
Income tax expense (tax benefit)	(109,211)	12,800	—	(96,411)
Minority interest	463	—	—	463

Net income (loss) before equity in undistributed income (loss) of guarantor subsidiaries	5,806	(274,879)	—	(269,073)
Equity in undistributed income (loss) of guarantor subsidiaries	(274,879)	—	274,879	—

Net loss	$(269,073)	$(274,879)	$274,879	$(269,073)

	CONSOLIDATING CONDENSED BALANCE SHEET March 28, 2009 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$6,810	$1,735	$—	$8,545
Accounts receivable, net	82,513	252,016	(16,816)	317,713
Inventories	119,238	260,918	—	380,156
Prepaid expenses and other assets	18,818	21,212	—	40,030

Total current assets	227,379	535,881	(16,816)	746,444
Land, buildings, improvements and equipment, net	55,878	112,658	—	168,536
Goodwill	—	207,173	—	207,173
Investment in guarantors	777,112	—	(777,112)	—
Deferred income taxes and other assets	127,613	103,968	(41,556)	190,025

Total	$1,187,982	$959,680	$(835,484)	$1,312,178

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$62,137	$92,237	$(16,816)	$137,558
Accrued expenses and other current liabilities	51,719	46,174	—	97,893

Total current liabilities	113,856	138,411	(16,816)	235,451
Long-term debt	543,493	136		543,629
Other long-term obligations	3,914	44,021	(41,556)	6,379
Minority interest	1,003	—		1,003
Shareholders’ equity	525,716	777,112	(777,112)	525,716

Total	$1,187,982	$959,680	$(835,484)	$1,312,178

	CONSOLIDATING CONDENSED BALANCE SHEET September 27, 2008 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$22,866	$4,063	$—	$26,929
Accounts receivable, net	55,325	215,832	(10,518)	260,639
Inventories	93,366	256,133	—	349,499
Prepaid expenses and other assets	17,929	16,757	—	34,686

Total current assets	189,486	492,785	(10,518)	671,753
Land, buildings, improvements and equipment, net	56,693	117,320	—	174,013
Goodwill	—	201,499	—	201,499
Investment in guarantors	724,868	—	(724,868)	—
Other assets	145,977	107,632	(41,556)	212,053

Total	$1,117,024	$919,236	$(776,942)	$1,259,318

LIABILITIES
Accounts payable	$42,954	$100,928	$(10,518)	$133,364
Accrued expenses and other liabilities	38,924	48,761	—	87,685

Total current liabilities	81,878	149,689	(10,518)	221,049
Long-term debt	519,583	224	—	519,807
Other long-term obligations	4,138	44,455	(41,556)	7,037
Minority interest	2,667	—	—	2,667
Total shareholders’ equity	508,758	724,868	(724,868)	508,758

Total	$1,117,024	$919,236	$(776,942)	$1,259,318

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Six Months Ended March 28, 2009 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$22,082	$(16,220)	$(32,676)	$(26,814)

Additions to property and equipment	(3,384)	(3,726)	—	(7,110)
Businesses acquired, net of cash	—	(4,799)	—	(4,799)
Investment in guarantor subsidiaries	(55,753)	23,077	32,676	—

Net cash provided (used) by investing activities	(59,137)	14,552	32,676	(11,909)

Repayments on revolving line of credit	(315,000)	—	—	(315,000)
Borrowings on revolving line of credit	374,000	—	—	374,000
Repayments of long-term debt	(23,215)	(106)	—	(23,321)
Repurchase of common stock	(12,812)	—	—	(12,812)
Proceeds from issuance of stock	109	—	—	109
Deferred financing costs	(75)	—	—	(75)
Excess tax benefits from stock-based awards	74	—	—	74
Distribution to minority interest	(2,082)	—	—	(2,082)

Net cash provided (used) by financing activities	20,999	(106)	—	20,893

Effect of exchange rate changes on cash	—	(554)	—	(554)

Net decrease in cash and cash equivalents	(16,056)	(2,328)	—	(18,384)
Cash and cash equivalents at beginning of period	22,866	4,063	—	26,929

Cash and cash equivalents at end of period	$6,810	$1,735	$—	$8,545

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Six Months Ended March 29, 2008 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(237,517)	$(125,939)	$274,879	$(88,577)

Additions to property	(6,040)	(7,092)	—	(13,132)
Proceeds from property sales, net of expenses	—	12,053	—	12,053
Businesses acquired, net of cash	(4,998)	—	—	(4,998)
Restricted investments	(39)	—	—	(39)
Investment in guarantor subsidiaries	158,932	115,947	(274,879)	—

Net cash provided (used) by investing activities	147,855	120,908	(274,879)	(6,116)

Repayments on revolving line of credit	(302,000)	—	—	(302,000)
Borrowings on revolving line of credit	385,000	—	—	385,000
Repayments of long-term debt	(829)	(105)	—	(934)
Repurchase of common stock	(138)	—	—	(138)
Proceeds from issuance of stock	61	—	—	61
Redemption of preferred stock	(750)	—	—	(750)
Deferred financing costs	(125)	—	—	(125)
Excess tax benefits from stock-based awards	24	—	—	24

Net cash provided by (used by) financing activities	81,243	(105)	—	81,138

Effect of exchange rate changes on cash	—	77	—	77

Net decrease in cash and cash equivalents	(8,419)	(5,059)	—	(13,478)
Cash and cash equivalents at beginning of period	14,048	7,007	—	21,055

Cash and cash equivalents at end of period	$5,629	$1,948	$—	$7,577

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

Swap Agreement Termination

In February 2009, our $75 million pay-floating interest rate swap was terminated prior to its maturity by the counterparty in accordance with the terms of the interest rate swap agreement. As a result of this swap termination, we received cash proceeds and realized a settlement gain of $2.3 million that was recorded as an adjustment to the carrying amount of the related debt. The settlement gain is being amortized as an offset to interest expense over the remaining term of the debt, which expires February 2013.

Repurchase of Company Stock

During the quarter ended March 28, 2009, we repurchased 1,070,000 shares of our voting common stock at an aggregate cost of approximately $7.1 million, or approximately $6.66 per share, and 335,000 shares of our non-voting Class A common stock at an aggregate cost of approximately $2.1 million, or approximately $6.21 per share. During the six months ended March 28, 2009, we repurchased 1,291,925 shares of our voting common stock in the open market at an aggregate cost of approximately $8.2 million, or approximately $6.33 per share, and 847,168 shares of our non-voting Class A common stock in the open market at an aggregate cost of approximately $4.4 million, or approximately $5.27 per share.

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

In the first fiscal quarter of fiscal 2008, we recorded a non-cash charge of $400 million to recognize the impairment of goodwill and other intangible assets, comprised of $202 million relating to our Garden segment and $198 million relating to our Pet segment. This non-cash charge of $400 million reduced our net earnings for the six months ended March 29, 2008 by $290.4 million net of taxes.

Gain on Sale of Properties and Legal Settlement Proceeds

The following transactions are included in selling, general and administrative expenses in the first six months of fiscal 2008:

•

In October 2007, we sold a facility for approximately $7.9 million in cash. In connection with the sale, we are leasing back the property from the purchaser for a period of approximately two years. We are accounting for the leaseback as an operating lease. We recognized a gain of approximately $3.1 million in the Pet Products segment in the first six months of fiscal 2008 and deferred approximately $1.5 million to be recognized ratably over the term of the lease.

•

In December 2007, we sold a facility for approximately $5.1 million. Proceeds were comprised of cash of $1.3 million and a $3.8 million recourse note payable to us. We are leasing back the property from the purchaser and are accounting for the leaseback as an operating lease. We recognized a gain of approximately $4.6 million from this sale in the Garden Products segment in the first six months of fiscal 2008.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R) “Business Combinations,” which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. This accounting pronouncement is effective prospectively for businesses acquired by the Company in its fiscal year beginning September 27, 2009. In April 2009, the FASB issued FSP No. 141(R)-1(“FSP 141(R)-1”), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies.” FSP 141(R)-1 requires an acquirer to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of an asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer follows the recognition criteria in FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5” to determine whether the contingency should be recognized as of the acquisition date or after it. This FSP is effective prospectively for businesses acquired by the Company in its fiscal year beginning September 27, 2009.

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

Results of Operations

Three Months Ended March 28, 2009

Compared with Three Months Ended March 29, 2008

Net Sales

Net sales for the three months ended March 28, 2009 decreased $8.3 million, or 1.7%, to $476.4 million from $484.7 million for the three months ended March 29, 2008 due primarily to an overall softer retail market and continued inventory level reductions by retailers. Our branded product sales decreased $5.0 million and sales of other manufacturers’ products decreased $3.3 million. Pet Products’ net sales declined $2.1 million, or 0.9%, to $228.8 million for the three months ended March 28, 2009 from $230.9 million in the comparable fiscal 2008 period. Pet branded product sales decreased $2.8 million and sales of other manufacturers’ products increased $0.7 million from the prior year due primarily to continued softness in the aquatics category and the change in the foreign currency exchange rates for sales from our international subsidiary. Garden Products’ net sales decreased $6.2 million, or 2.4%, to $247.6 million for the three months ended March 28, 2009 from $253.8 million in the comparable fiscal 2008 period. The decreased garden sales were due primarily to lower grass seed sales, in what we believe was a later start to the garden season as a result of weather conditions, as compared to the prior year quarter, partially offset by increased sales of garden chemical and control products. Garden branded product sales decreased $2.1 million and sales of other manufacturers’ products decreased $4.1 million.

Gross Profit

Gross profit for the three months ended March 28, 2009 increased $0.7 million, or 0.5%, to $160.5 million from $159.8 million for the three months ended March 29, 2008. Gross profit as a percentage of net sales increased from 33.0% for the three months ended March 29, 2008 to 33.7% for the three months ended March 28, 2009. Gross profit decreased $4.2 million in Pet Products due primarily to adverse changes in product mix and, secondarily, to the segment’s sales decrease. Gross profit increased $4.9 million in Garden Products due primarily to margin increases in garden chemicals and control products and wild bird feed products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $11.8 million, or 10.2%, to $103.4 million for the three months ended March 28, 2009 from $115.2 million for the three months ended March 29, 2008. As a percentage of net sales, selling, general and administrative expenses decreased to 21.7% for the three months ended March 28, 2009, compared to 23.8% in the comparable prior year quarter. The change in selling, general and administrative expenses is discussed further below.

Selling and delivery expense decreased $5.2 million, or 9.1%, from $57.3 million for the three months ended March 29, 2008 to $52.1 million for the three months ended March 28, 2009. The decreased expense was due primarily to lower fuel costs, lower employee related costs, and consolidation within our west coast distribution operations. As a percentage of net sales, selling and delivery expense decreased to 10.9% for the current quarter from 11.8% for the prior year quarter.

Facilities expense decreased $1.0 million to $2.8 million in the quarter ended March 28, 2009 from $3.8 million for the quarter ended March 29, 2008. The decrease was due primarily to cost savings from consolidation of our west coast facilities.

Warehouse and administrative expense decreased $5.6 million to $48.5 million for the quarter ended March 28, 2009 from $54.1 million in the quarter ended March 29, 2008. The decrease was due primarily to a non-cash impairment charge of $2.0 million taken against trade credits in the prior year quarter and reduced employee related costs in the current year quarter.

Net Interest Expense

Net interest expense for the three months ended March 28, 2009 decreased $4.0 million or 42.4%, to $5.5 million from $9.5 million for the three months ended March 29, 2008. The decrease was due primarily to lower average borrowings and secondarily to lower interest rates on our floating rate debt. Our borrowing rate for the quarter was approximately 3.9% compared to 5.6% for the prior year quarter.

Other Income

Other income decreased $1.3 million from earnings of $1.2 million for the quarter ended March 29, 2008, to $0.1 million loss for the quarter ended March 28, 2009. The decrease was due primarily to income recorded in the prior year quarter for an investment no longer accounted for under the equity method of accounting.

Income Taxes

Our effective income tax rate was 34.9% for the quarter ended March 28, 2009 and 42.4% for the quarter ended March 29, 2008. The 2009 tax expense rate is lower than the statutory rate primarily as a result of a $1.1 million reduction in state valuation allowances. The 2008 tax expense rate is higher than the statutory rate primarily due to a $1.7 million increase in state valuation allowances.

Six Months Ended March 28, 2009

Compared with Six Months Ended March 29, 2008

Net Sales

Net sales for the six months ended March 28, 2009 decreased $29.5 million, or 3.7%, to $769.0 million from $798.5 million for the six months ended March 29, 2008. Pet Products’ net sales decreased $18.0 million, or 4.2%, to $414.6 million for the six months ended March 28, 2009 from $432.6 million in the comparable fiscal 2008 period. Garden Products’ net sales decreased $11.5 million, or 3.1%, to $354.4 million for the six months ended March 28, 2009 from $365.9 million in the comparable fiscal 2008 period. Our branded product sales decreased $24.1 million and sales of other manufacturers’ products decreased $5.4 million. The sales decrease was primarily in our grass seed category, in what we believe to be a late start to the garden season, and in our aquatic products due to softness in the category.

Gross Profit

Gross profit for the six months ended March 28, 2009 decreased $8.1 million, or 3.2%, to $246.0 million from $254.1 million for the six months ended March 29, 2008. Pet Products’ gross profit decreased $10.8 million and Garden Products’ gross profit increased $2.7 million. Gross profit as a percentage of net sales increased from 31.8% for the six months ended March 29, 2008 to 32.0% for the six months ended March 29, 2008. The margin increase was due primarily to reduced input costs as the prior year period was one of continued rising grain input costs. This increase was partially offset by a decrease in pet product margin due primarily to decreased sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $8.6 million, or 4.3%, to $191.5 million for the six months ended March 28, 2009 from $200.1 million for the six months ended March 29, 2008. As a percentage of net sales, selling, general and administrative expenses decreased from 25.1% for the six months ended March 29, 2008 to 24.9% for the six months ended March 28, 2009. The decrease in selling, general and administrative expenses is discussed below.

Selling and delivery expense decreased $9.0 million, or 8.6%, from $105.1 million for the six months ended March 29, 2008 to $96.1 million for the six months ended March 28, 2009. As a percentage of net sales, selling and delivery expense decreased to 12.5% from 13.2% of net sales due primarily to lower employee related, freight and fuel related costs.

Facilities decreased $1.9 million, or 25.3%, from $7.5 million for the six months ended March 29, 2008 to $5.6 million for the six months ended March 28, 2009 due primarily to cost savings from the consolidation of our west coast distribution facilities.

Warehouse and administrative expense increased $2.3 million to $89.8 million in the six month period ended March 28, 2009. The increase was due to net gains of $9.0 million from the sale of assets and a legal settlement partially offset by a non-cash impairment charge taken against trade credits in the six month period ended March 29, 2008. Absent the net gains in the prior year period, expenses decreased due primarily to lower employee related costs.

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

Net Interest Expense

Net interest expense for the six months ended March 28, 2009 decreased $8.7 million, or 42.0%, to $12.0 million from $20.7 million for the six months ended March 29, 2008. The decrease was due primarily to lower interest rates on our floating rate debt and decreased average borrowings. Our borrowing rate for the six months ended March 28, 2009 was approximately 4.5% compared to 6.3% a year ago.

Other Income (Expense)

Other expense was $1.1 million for the six months ended March 28, 2009 compared to other income of $1.7 million for the six months ended March 29, 2008. The decrease was due primarily to income recorded in the prior year quarter for an investment no longer accounted for under the equity method of accounting.

Income Taxes

Our effective income tax rate was 34.1% for the six months ended March 28, 2009 compared to 26.4% for the six months ended March 29, 2008. The 2009 tax expense rate is lower than the statutory rate primarily as the result of a $1.1 million reduction in state valuation allowances. The 2008 tax benefit rate was lower than the statutory rate due primarily to the nondeductible portion of the non-cash goodwill impairment charge.

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

Net cash used by operating activities decreased $61.8 million from $88.6 million for the six months ended March 29, 2008 to $26.8 million for the six months ended March 28, 2009. The decrease was due to improved working capital management.

Net cash used in investing activities increased $5.8 million from the six months ended March 29, 2008 to approximately $11.9 million during the six months ended March 28, 2009. The increase was due primarily to $12.0 million of proceeds received from the sales of facilities in the prior year period, which partially offset higher prior year capital spending.

Net cash provided by financing activities decreased $60.2 million, from $81.1 million, for the six months ended March 29, 2008, to $20.9 million for the six months ended March 28, 2009. The decrease was due primarily to payments made to reduce the balance of our revolving line of credit and the repayment of $21.6 million of our term loan under the mandatory prepayment provisions in our credit facility. Additionally, we repurchased 1,291,925 shares of our voting common stock in the open market at an aggregate cost of approximately $8.2 million, or approximately $6.33 per share, and 847,168 shares of our non-voting Class A common stock in the open market at an aggregate cost of approximately $4.4 million, or approximately $5.27 per share.

As of March 28, 2009, the Company has $650 million in senior secured credit facilities, consisting of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. Interest on the revolving credit facility is based on a rate equal to prime plus a margin, which fluctuates from 0% to 0.375%, or LIBOR plus a margin, which fluctuates from 0.75% to 1.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of March 28, 2009, the applicable interest rate on the revolving credit facility related to base rate borrowings was 3.38%, and the applicable interest rate related to LIBOR rate borrowings was 1.78%. Interest on the term loan is based on a rate equal to LIBOR plus a margin, which fluctuates from 1.50% to 1.75%, or the prime rate plus a margin, which fluctuates from 0.50% to 0.75%, at the Company’s option. As of March 28, 2009, the applicable interest rate on the term loan related to base rate borrowings was 3.75%, and the applicable interest rate related to LIBOR rate borrowings was 2.03%. The term loan is payable in quarterly installments of $750,000, and contains mandatory prepayment provisions when we have excess cash flow, with the balance payable in September 2012.

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

We were in compliance with all financial covenants as of March 28, 2009. There was a $137.0 million outstanding balance at March 28, 2009 under the $350 million revolving credit facility plus $15.8 million of outstanding letters of credit. After giving effect to the financial covenants in our credit agreement, our remaining borrowing capacity was approximately $170 million. See “Risk Factors.”

Our credit facility contains mandatory prepayment provisions when we have excess cash flow, as defined in our credit agreement, during our fiscal year. Accordingly, in December 2008, we repaid $21.6 million of our term loan per this provision by drawing down our revolving credit facility.

At March 28, 2009, our total debt outstanding was $547.0 million versus $695.5 million at March 29, 2008.

In October 2003, we entered into a $75 million pay-floating interest rate swap effectively converting half of our $150 million fixed rate 9-1/8 % senior subordinated notes (“senior subordinated notes”) to a floating rate of LIBOR + 4.04%. In February 2009, the swap was terminated prior to its maturity by the counterparty in accordance with the terms of the interest rate swap agreement. As a result of this swap termination, we received cash proceeds and realized a settlement gain of $2.3 million that was recorded as an adjustment to the carrying amount of the related debt. The settlement gain is being amortized as an offset to interest expense over the remaining term of the debt, which expires in February 2013.

In connection with our purchase of an additional 60% equity interest in Tech Pac L.L.C. in March 2006, we deposited approximately $15.5 million into an escrow for possible contingent performance-based payments. In fiscal 2009, a net amount of $4.8 million in cash was paid in performance-based payments, which was recognized as additional goodwill. There are no remaining contingent performance-based payments due to the seller. As part of the resolution of the contingent payments, we became the beneficiary of the remaining funds in the escrow, which are comprised primarily of $12.8 million of aggregate principal amount of our senior subordinated notes. Under the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the senior subordinated notes contained within the escrow have been recorded as a reduction of debt for accounting purposes against our outstanding senior subordinated notes balance as of March 28, 2009. The senior subordinated notes continue to be held in the escrow and have not been retired.

During the six months ended March 29, 2008, we repurchased 1,291,925 shares of our voting common stock in the open market at an aggregate cost of approximately $8.2 million, or approximately $6.33 per share, and 847,168 shares of our non-voting Class A common stock in the open market at an aggregate cost of approximately $4.4 million, or approximately $5.27 per share. Our Board of Directors has authorized the repurchase of up to a total of $100 million of our common stock, of which approximately $28.6 million has been repurchased to date. We expect to continue our repurchases from time to time depending on market conditions and subject to the ability to effect repurchases under our credit facility.

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

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of March 28, 2009.

(b) Changes in Internal Control Over Financial Reporting. Central’s management, with the participation of Central’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Central’s internal control over financial reporting occurred during the second quarter of fiscal 2009. Based on that evaluation, management concluded that there has been no change in Central’s internal control over financial reporting during the second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, Central’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On February 11, 2008, Central Garden & Pet Company and two of its affiliates were named as defendants in an action filed in United States District Court in the Western District of Texas in a matter entitled Perfect Birds LLC v. Kaytee Products, Inc., Pets International, Ltd. and Central Garden & Pet Co., No. W08CA042 (W.D. Texas – Waco Division). Plaintiff asserts various claims arising out of its $1.2 million purchase of assets of our former affiliate, Perfect Birds, LLC, including claims of breach of contract, breach of implied warranty, fraud and improper trade practices, and seeks unspecified damages. Discovery in the case is ongoing and the matter is currently scheduled for trial in September 2009.

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

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended March 28, 2009 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
December 28, 2008 – January 31, 2009	401,118	(2)	$5.88	397,700	$78,311,000
February 1, 2009 – February 28, 2009	167,720	(3)	$7.47	164,500	$77,079,000
March 1, 2009 – March 28, 2009	849,329	(4)	$6.70	842,800	$71,439,000

Total	1,418,167		$6.56	1,405,000	$71,439,000

(1)	In December 2005, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization.

(2)	Includes 3,418 shares purchased during the period indicated that represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock.

(3)	Includes 3,220 shares purchased during the period indicated that represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock.

(4)	Includes 6,529 shares purchased during the period indicated that represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was held on February 9, 2009.

(b)	The following directors were elected at the meeting:

William E. Brown

Brooks M. Pennington III

John B. Balousek

David N. Chichester

Alfred A. Piergallini

Set forth below is the tabulation of votes with respect to the election of directors at the meeting:

	For	Against/Withheld
William E. Brown
Common	11,537,833	7,230,468
Class B	16,460,070	0
Brooks M. Pennington III
Common	11,271,911	7,496,390
Class B	16,460,070	0
John B. Balousek
Common	13,197,157	5,571,144
Class B	16,460,070	0
David N. Chichester
Common	17,461,361	1,306,940
Class B	16,460,070	0
Alfred A. Piergallini
Common	12,199,361	6,568,940
Class B	16,460,070	0

(c)	At the meeting, the shareholders of the Company approved the amendment of the 2003 Omnibus Equity Incentive Plan (the “2003 Plan”) to increase the number of shares authorized for issuance under the 2003 Plan by an additional 5,000,000 shares of Class A Common Stock and to authorize for issuance 500,000 shares of Preferred Stock.

Set forth below is the tabulation with respect to the matter voted on at the meeting:

	Common	Class B
For	4,766,092	16,460,070
Against	10,251,103	—
Abstain	23,747	—

(d)	At the meeting, the shareholders of the Company approved the amendment of the Nonemployee Director Stock Option Plan (the “Director Plan”) to increase the number of shares authorized for issuance under the Director Plan by an additional 600,000 shares of Class A Common Stock.

Set forth below is the tabulation with respect to the matter voted on at the meeting:

	Common	Class B
For	4,820,089	16,460,070
Against	10,201,170	—
Abstain	19,683	—

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

3.2	Amended and Restated By-Laws of Central Garden & Pet Company, dated February 10, 2009.

10.1	Employment Agreement between Central Garden & Pet and Glen R. Fleischer, dated January 14, 2009.

10.4	2003 Omnibus Equity Incentive Plan, as amended December 10, 2008.

10.5	Nonemployee Director Equity Incentive Plan, as amended December 10, 2008.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: May 7, 2009

/s/ WILLIAM E. BROWN
William E. Brown
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ STUART W. BOOTH
Stuart W. Booth
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)