Form 10-Q
period 2009-06-27
CENTRAL GARDEN & PET CO
filed 2009-08-06
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 31, 2009	19,626,180
Class A Common Stock Outstanding as of July 31, 2009	48,473,159
Class B Stock Outstanding as of July 31, 2009	1,652,262

PART I. FINANCIAL INFORMATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-Q includes “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy and the trends we anticipate in the industries and economies in which we operate and other information that is not historical information. When used in this Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and, variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.

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

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Unaudited

	June 28, 2008	June 27, 2009	(See Note 1) September 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$8,522	$25,390	$26,929
Accounts receivable (less allowance for doubtful accounts of $14,581, $18,442 and $15,181)	292,746	262,735	260,639
Inventories	371,052	313,820	349,499
Prepaid expenses and other	36,767	43,117	34,686

Total current assets	709,087	645,062	671,753

Land, buildings, improvements and equipment—net	194,064	165,519	174,013
Goodwill	201,624	206,873	201,499
Other intangible assets—net	110,710	104,318	107,404
Deferred income taxes and other assets	119,016	80,539	104,649

Total	$1,334,501	$1,202,311	$1,259,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118,611	$117,083	$133,364
Accrued expenses	102,014	114,432	84,345
Current portion of long-term debt	3,350	3,311	3,340

Total current liabilities	223,975	234,826	221,049

Long-term debt	580,494	405,676	519,807
Other long-term obligations	4,606	4,685	7,037
Minority interest	2,741	2,087	2,667

Shareholders’ equity:
Common stock, $.01 par value: 21,301,689, 19,495,078 and 21,008,384 shares outstanding at June 28, 2008, June 27, 2009 and September 27, 2008	213	195	210
Class A common stock, $.01 par value: 48,232,340, 48,099,760 and 48,466,999 shares outstanding at June 28, 2008, June 27, 2009 and September 27, 2008	482	481	485
Class B stock, $.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	554,609	545,549	555,310
Accumulated earnings (deficit)	(36,553)	7,449	(50,463)
Accumulated other comprehensive income	3,918	1,347	3,200

Total shareholders’ equity	522,685	555,037	508,758

Total	$1,334,501	$1,202,311	$1,259,318

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 27, 2009	June 28, 2008	June 27, 2009
Net sales	$492,937	$482,162	$1,291,410	$1,251,129
Cost of goods sold and occupancy	339,990	317,108	884,331	840,041

Gross profit	152,947	165,054	407,079	411,088
Selling, general and administrative expenses	119,079	113,484	319,175	305,028
Impairment of goodwill	—	—	400,000	—

Income (loss) from operations	33,868	51,570	(312,096)	106,060
Interest expense	(9,346)	(5,211)	(30,631)	(17,846)
Interest income	360	12	914	614
Other income	783	1,161	2,457	80

Income (loss) before income taxes (tax benefit) and minority interest	25,665	47,532	(339,356)	88,908
Income taxes (tax benefit)	9,574	15,371	(86,837)	29,498
Minority interest	443	1,085	906	1,498

Net income (loss)	$15,648	$31,076	$(253,425)	$57,912

Net income (loss) per share:
Basic	$0.22	$0.45	$(3.55)	$0.83

Diluted	$0.22	$0.44	$(3.55)	$0.82

Weighted average shares used in the computation of net income (loss) per share:
Basic	71,493	69,345	71,367	69,885
Diluted	72,148	70,449	71,367	70,798

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 28, 2008	June 27, 2009
Cash flows from operating activities:
Net income (loss)	$(253,425)	$57,912
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,421	21,885
Stock-based compensation	9,107	8,200
Excess tax benefits from stock-based awards	(31)	(136)
Minority interest	906	1,498
Deferred income taxes	(110,624)	1,640
Gain on sales of property	(7,931)	(1,395)
Loss on sale of a business and equipment	1,713	479
Impairment of goodwill	400,000	—
Other impairments	2,000	—
Proceeds from interest rate swap termination, net of amounts reclassified into earnings	—	2,044
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	(44,974)	(2,512)
Inventories	8,545	34,058
Prepaid expenses and other assets	3,309	(901)
Accounts payable	(19,647)	(16,988)
Accrued expenses	17,701	29,983
Other long-term obligations	(1,382)	(2,352)

Net cash provided by operating activities	29,688	133,415

Cash flows from investing activities:
Additions to property and equipment	(17,311)	(10,428)
Proceeds from property sales, net of expenses	12,053	2,512
Businesses acquired, net of cash acquired	(4,998)	(4,799)
Restricted investments	(265)	—

Net cash used in investing activities	(10,521)	(12,715)

Cash flows from financing activities:
Borrowings on revolving line of credit	595,000	473,000
Repayments of revolving line of credit	(621,000)	(551,000)
Repayments of long-term debt	(1,772)	(24,144)
Proceeds from issuance of common stock	57	30
Repurchase of common stock	(3,277)	(17,849)
Redemption of preferred stock	(750)	—
Distribution to minority interest	—	(2,082)
Excess tax benefits from stock-based awards	31	136
Payment of financing costs	(50)	(128)

Net cash used in financing activities	(31,761)	(122,037)

Effect of exchange rate changes on cash and cash equivalents	61	(202)

Net decrease in cash and cash equivalents	(12,533)	(1,539)
Cash and equivalents at beginning of period	21,055	26,929

Cash and equivalents at end of period	$8,522	$25,390

Supplemental information:
Cash paid for interest	$28,258	$14,476

Cash paid for income taxes – net of refunds	$8,333	$10,634

Non-cash investing activities:
Liabilities assumed in connection with acquisitions	$1,505	$—

Note receivable from sale of property	$3,850	$—

Capital expenditures incurred but not paid	$—	$322

Non-cash financing activities
Offset of subordinated notes with escrow	$—	$12,825

Restricted share stock bonus	$1,549	$3,877

Repurchased shares settled but not paid	$1,394	$174

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended June 27, 2009

(unaudited)

1. Basis of Presentation

The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of June 28, 2008 and June 27, 2009, the condensed consolidated statements of operations for the three and nine months ended June 28, 2008 and June 27, 2009 and the condensed consolidated statements of cash flows for the nine months ended June 28, 2008 and June 27, 2009 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments, except as discussed in note 4) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

For the Company’s foreign business in the UK, the local currency is the functional currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the period. For the nine month period ended June 27, 2009, there was comprehensive income of $56.1 million, which includes net income of $57.9 million and foreign currency translation adjustments of $1.8 million that are excluded from net earnings but reported in accumulated other comprehensive income, a separate component of shareholders’ equity. Deferred taxes are not provided on translation gains and losses, because the Company expects earnings of its foreign subsidiary to be permanently reinvested. Transaction gains and losses are included in results of operations.

Due to the seasonal nature of the Company’s garden business, the results of operations for the three and nine month periods ended June 27, 2009 and June 28, 2008 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2008 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 27, 2008 balance sheet presented herein was derived from the audited statements.

The Company has evaluated subsequent events through August 6, 2009, the filing date of this Form 10-Q, and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

Repurchase of Company Stock

During the quarter ended June 27, 2009, we repurchased 191,802 shares of our voting common stock at an aggregate cost of approximately $1.9 million, or approximately $9.75 per share, and 358,645 shares of our non-voting Class A common stock at an aggregate cost of approximately $3.3 million, or approximately $9.15 per share. During the nine months ended June 27, 2009, we repurchased 1,483,727 shares of our voting common stock in the open market at an aggregate cost of approximately $10.1 million, or approximately $6.78 per share, and 1,205,813 shares of our non-voting Class A common stock in the open market at an aggregate cost of approximately $7.7 million, or approximately $6.42 per share.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also establishes a framework for measuring fair value and provides for expanded disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by the

Company beginning in the first quarter of fiscal 2010. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, to clarify the application of SFAS No. 157 in inactive markets for financial assets. FSP 157-3 became effective upon issuance and SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company elected to partially adopt SFAS No. 157 as of the beginning of fiscal 2009, as permitted by FSP 157-2. The adoption required expanded disclosures and did not have a material impact on our consolidated financial statements (see Note 2 to the condensed consolidated financial statements). The Company does not expect the adoption of the remaining provisions of SFAS No. 157 (delayed by FSP 157-2) to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R) “Business Combinations,” which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. This accounting pronouncement is effective prospectively for businesses acquired by the Company in its fiscal year beginning September 27, 2009. In April 2009, the FASB issued FSP No. 141(R)-1(“FSP 141(R)-1”), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies.” FSP 141(R)-1 requires an acquirer to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of an asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer follows the recognition criteria in FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5” to determine whether the contingency should be recognized as of the acquisition date or after it. Since this guidance will be applied prospectively, on adoption, there will be no impact to the current consolidated financial statements.

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

In April 2008, the FASB issued FSP No. 142-3 (“FSP 142-3”) “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for the Company in its fiscal year beginning September 27, 2009. Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact to the current consolidated financial statements.

In April 2009, the FASB issued three related FSP: (i) FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4), which are effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of these FSP for the quarter ended June 27, 2009. FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model, and modify the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements.” The adoption of these FSPs did not have a material impact on the Company’s consolidated results of operations and financial condition. See Note 3 to the condensed consolidated financial statements for further discussion.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets.” SFAS No. 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and amends the guidance on transfers of financial assets, including securitization transactions where entities have continued exposure to risks related to transferred financial assets. SFAS No. 166 also expands the disclosure requirements for such transactions. SFAS 166 will be effective for the Company in its fiscal year beginning September 26, 2010. The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 is a revision of FIN No. 46(R), “Consolidation of Variable Interest Entities,” and amends the consolidation guidance for VIEs under FIN No. 46(R). This statement will become effective for the Company in its fiscal year beginning September 26, 2010. The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supercede all then-existing non-SEC accounting and reporting standards. This standard will become effective for the Company on July 1, 2009. The Company does not expect that this standard will have a material impact on its consolidated financial statements on adoption.

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

In February 2009, the Company’s $75 million pay-floating interest rate swap was terminated prior to its maturity by the counterparty in accordance with the terms of the interest rate swap agreement. Prior to its termination, the swap was measured under Level 2 inputs in the fair value hierarchy. As a result of this swap termination, the Company received cash proceeds and realized a settlement gain of $2.3 million that was recorded as an adjustment to the carrying amount of the related debt. The settlement gain is being amortized as an offset to interest expense over the remaining term of the debt, which matures February 2013.

3. Financial Instruments

Effective March 29, 2009, the Company adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 requires disclosures about the fair value of financial instruments in interim as well as annual financial statements.

The Company’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of the Company’s senior subordinated notes as of June 27, 2009 is $131.7 million, compared to a carrying value of $137.2 million. The estimated fair value is based on quoted market prices for these instruments.

The estimated fair value of the Company’s term loan, including current portion, as of June 27, 2009 is $231.6 million, compared to a carrying value of $269.4 million. The estimated fair value has been determined using inputs that were derived from available market information and may not be representative of actual values that could have been or will be realized in the future.

4. Goodwill

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

In the first fiscal quarter of fiscal 2008, the Company recorded a non-cash charge of $400 million to recognize the impairment of goodwill and other intangible assets, comprised of $202 million relating to its Garden Products segment and $198 million relating to its Pet Products segment. This non-cash charge of $400 million reduced net earnings for the nine months ended June 28, 2008 by $290.4 million net of taxes.

In connection with the Company’s purchase of an additional 60% equity interest in Tech Pac L.L.C. in March 2006, it deposited approximately $15.5 million into an escrow account for possible contingent performance-based payments. In fiscal 2009, a net amount of $4.8 million in cash was paid in performance-based payments which the Company recognized as additional goodwill.

5. Long-Term Debt

As of June 27, 2009, the Company had $650 million in senior secured credit facilities, consisting of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. Interest on the revolving credit facility is based, at the Company’s option, on a rate equal to prime plus a margin, which fluctuates from 0% to 0.375%, or LIBOR plus a margin, which fluctuates from 0.75% to 1.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of June 27, 2009, the applicable interest rate on the revolving credit facility related to base rate borrowings was 3.38%, and the applicable interest rate related to LIBOR rate borrowings was 1.57%. Interest on the term loan is based, at the Company’s option, on a rate equal to LIBOR plus a margin, which fluctuates from 1.50% to 1.75%, or the prime rate plus a margin, which fluctuates from 0.50% to 0.75%. As of June 27, 2009, interest was calculated on the term loan based on a rate equal to LIBOR plus a margin. As of June 27, 2009, the applicable interest rate on the term loan related to base rate borrowings was 3.75%, and the applicable interest rate related to LIBOR rate borrowings was 1.82%. The term loan is payable in quarterly installments of $750,000 with the balance payable in September 2012.

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

The Company was in compliance with all financial covenants as of June 27, 2009. There was no outstanding balance at June 27, 2009 under the $350 million revolving credit facility. There were $20.8 million of outstanding letters of credit. After giving effect to the financial covenants in the credit agreement, the remaining borrowing capacity was $326 million.

The Company’s credit facility contains mandatory prepayment provisions when the Company has excess cash flow, as defined in the credit agreement, during the fiscal year. Accordingly, in December 2008, the Company repaid $21.6 million of the $300 million term loan.

The Company also has outstanding $150 million of 9 1/8% senior subordinated notes due 2013 (“senior subordinated notes”). In October 2003, the Company entered into a $75 million pay-floating interest rate swap effectively converting half of its $150 million fixed rate 9 1/8% senior subordinated notes to a floating rate of LIBOR + 4.04%. In February 2009, the swap was terminated prior to its maturity by the counterparty in accordance with the terms of the interest rate swap agreement. As a result of this swap termination, the Company received cash proceeds and realized a settlement gain of $2.3 million that was recorded as an adjustment to the carrying amount of the related debt. The settlement gain is being amortized as an offset to interest expense over the remaining term of the debt, which matures in February 2013.

In connection with Gulfstream’s purchase of an additional 60% equity interest in Tech Pac L.L.C. in March 2006, the Company deposited approximately $15.5 million into an escrow for possible contingent performance-based payments. In March 2009, a net amount of $4.8 million in cash was paid in performance-based payments, which the Company recognized as additional goodwill. There are no remaining contingent performance-based payments due to the seller. As part of the resolution of the contingent payments, the Company became the beneficiary of the remaining funds in the escrow, which are comprised primarily of $12.8 million of aggregate principal amount of the senior subordinated notes. Under the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the senior subordinated notes contained within the escrow accounts have been recorded as a reduction of debt for accounting purposes against our outstanding senior subordinated notes balance as of June 27, 2009. The senior subordinated notes continue to be held in the escrow and have not been retired.

6. Stock-Based Compensation

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

Stock options were generally granted with 30 month cliff vesting and 42 month expiration, but were also granted with graded vesting increments of 20% or 25% per year and expiring up to eight years from the date of grant. In fiscal 2008, 3.7 million performance options were granted that vest based on pre-determined Company goals for each of the next five years and expire at the end of the sixth year. Of the options granted in fiscal 2008, approximately 216,000 options scheduled to possibly vest in each of fiscal year 2009 and 2010 were amended and are now only subject to service vesting conditions. We currently estimate the performance-based options are probable of achievement and are recording the related expense over the estimated service period using the accelerated method. In fiscal 2009, approximately 78% of the performance options granted in fiscal 2008 that were eligible to vest in 2009, vested. To the extent Company goals are not achieved, the amount of stock-based compensation recognized in the future will be adjusted.

In fiscal 2009, 1.5 million performance options were granted that vest based on pre-determined Company goals for each of the next five years and expire at the end of the sixth year. We currently estimate the performance-based options are probable of achievement and are recording the related expense over the estimated service period using the accelerated method. To the extent Company goals are not achieved, the amount of stock-based compensation recognized in the future will be adjusted.

The Company recognized share-based compensation expense of $1.8 million and $2.3 million for the three month periods ended June 27, 2009 and June 28, 2008, respectively, and $8.2 million and $9.1 million for the nine month periods ended June 27, 2009 and June 28, 2008, respectively, as a component of selling, general and administrative expenses.

The following table summarizes option activity for the nine months ended June 27, 2009:

Number of Shares (in thousands)
Outstanding at September 27, 2008	7,599
Granted	1,713
Exercised	(102)
Cancelled or Expired	(415)

Outstanding at June 27, 2009	8,795

Exercisable at June 27, 2009	2,133

Options to purchase 8.8 million shares of common stock at prices ranging from $4.26 to $17.99 per share were outstanding at June 27, 2009 and options to purchase 9.4 million shares of common stock at prices ranging from $4.26 to $17.99 per share were outstanding at June 28, 2008.

The weighted average exercise price per share of stock option awards granted during the first nine months of fiscal 2009 and fiscal 2008 was $7.85 and $9.02, respectively. The weighted average per share grant-date fair value of stock option awards granted during the first nine months of fiscal 2009 and fiscal 2008 was $2.21 and $0.63, respectively.

As of June 27, 2009, there was approximately $7.4 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average vesting period of four years.

Restricted Stock Awards: As of June 27, 2009, there were 0.4 million shares of restricted stock awards outstanding. The awards generally vest in 20% or 25% annual increments beginning two or three years from the date of grant.

The following table summarizes restricted stock award activity during the nine months ended June 27, 2009:

Number of Shares (in thousands)
Nonvested at September 27, 2008	563
Granted	737
Vested	(753)
Forfeited	(172)

Nonvested at June 27, 2009	375

The weighted average per share grant-date fair value of restricted stock awards granted during the first nine months of fiscal 2009 and fiscal 2008 was $6.18 and $4.29, respectively.

During the nine months ended June 27, 2009, the Company awarded approximately 621,000 shares of its non-voting common stock as bonus compensation in lieu of cash payments of $6.2 million. The shares granted during the period as bonus compensation vested immediately.

As of June 27, 2009, there was approximately $2.8 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a remaining weighted-average period of two years.

7. Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income (loss) from continuing operations:

	Three Months Ended June 27, 2009			Nine Months Ended June 27, 2009
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$31,076	69,345	$0.45	$57,912	69,885	$0.83

Effect of dilutive securities:
Options to purchase common stock		724	(0.01)		503	(0.01)
Restricted shares		380	—		410	—
Diluted EPS:

Net income available to common shareholders	$31,076	70,449	$0.44	$57,912	70,798	$0.82

	Three Months Ended June 28, 2008			Nine Months Ended June 28, 2008
	Income	Shares	Per Share	Income (Loss)	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income (loss) available to common shareholders	$15,648	71,493	$0.22	$(253,425)	71,367	$(3.55)

Effect of dilutive securities:
Options to purchase common stock		63	—		—	—
Restricted shares		592	—		—	—
Diluted EPS:

Net income (loss) available to common shareholders	$15,648	72,148	$0.22	$(253,425)	71,367	$(3.55)

Options to purchase 8.8 million shares of common stock at prices ranging from $4.26 to $17.99 per share were outstanding at June 27, 2009 and options to purchase 9.4 million shares of common stock at prices ranging from $4.26 to $17.99 per share were outstanding at June 28, 2008.

For the three month periods ended June 27, 2009 and June 28, 2008, options to purchase 6.1 million and 6.8 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

For the nine month period ended June 27, 2009, options to purchase 6.4 million shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. The potential effects of stock awards and the assumed conversion of the Company’s convertible preferred stock were excluded from the diluted earnings per share calculation for the nine month period ended June 28, 2008, because their inclusion in a net loss period would be anti-dilutive to the earnings per share calculation.

8. Segment Information

Management has determined that the Company has two operating segments which are also reportable segments based on the level at which the Chief Executive Officer reviews the results of operations to make decisions regarding performance assessment and resource allocation. These operating segments are Pet Products and Garden Products and are presented in the table below (in thousands).

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 27, 2009	June 28, 2008		June 27, 2009
Net sales:
Pet Products	$239,464	$215,010	$672,001		$629,525
Garden Products	253,473	267,152	619,409		621,604

Total net sales	$492,937	$482,162	$1,291,410		$1,251,129

Income (loss) from operations:
Pet Products	$32,734	$29,822	$(119,837	)(1)	$74,594
Garden Products	12,561	35,270	(167,386	)(2)	64,235
Corporate	(11,427)	(13,522)	(24,873)		(32,769)

Total income (loss) from operations	33,868	51,570	(312,096)		106,060

Interest expense – net	(8,986)	(5,199)	(29,717)		(17,232)
Other income	783	1,161	2,457		80
Income taxes (tax benefit)	9,574	15,371	(86,837)		29,498
Minority interest	443	1,085	906		1,498

Net income (loss)	$15,648	$31,076	$(253,425)		$57,912

Depreciation and amortization:
Pet Products	$4,554	$3,907	$13,157		$11,937
Garden Products	2,130	1,612	6,455		4,949
Corporate	1,668	1,670	4,809		4,999

Total depreciation and amortization	$8,352	$7,189	$24,421		$21,885

	September 27, 2008	June 27, 2009
Assets:
Pet Products	$472,415	$430,840
Garden Products	409,646	410,283
Corporate	377,257	361,188

Total assets	$1,259,318	$1,202,311

Goodwill (included in corporate assets above):
Pet Products	$201,499	$202,074
Garden Products	—	4,799

Total goodwill	$201,499	$206,873

(1)	Includes goodwill impairment of $197,755
(2)	Includes goodwill and other intangible assets impairment of $202,245

9. Consolidating Condensed Financial Information of Guarantor Subsidiaries

Certain 100% wholly-owned subsidiaries of the Company (as listed below, collectively the “Guarantor Subsidiaries”) have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest on the Company’s $150,000,000 9 1 /8% Senior Subordinated Notes (the “Notes”) issued on January 30, 2003. Certain subsidiaries and operating divisions are not guarantors of the Notes and have been included in the financial results of the Parent in the information below. These Non-Guarantor entities are not material to the Parent. Those subsidiaries that are guarantors and co-obligors of the Notes are as follows:

Farnam Companies, Inc. (including Thompson’s Veterinary Supply, Inc.)

Four Paws Products Ltd.

Grant Laboratories, Inc.

Gulfstream Home & Garden, Inc.

Interpet USA, LLC

Kaytee Products, Inc.

Matthews Redwood & Nursery Supply, Inc.

Matson, LLC

New England Pottery, LLC

Norcal Pottery Products, Inc.

Pennington Seed, Inc. (including Phaeton Corporation (dba Unicorn Labs), Pennington Seed, Inc. of Nebraska, Gro Tec, Inc., Seeds West, Inc., All-Glass Aquarium Co., Inc. (including Oceanic Systems, Inc.) and, Cedar Works, LLC.)

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

For the three months and nine months ended June 27, 2009, goodwill and other intangible assets have been reported in the Guarantor Subsidiaries consolidating condensed financial statements below. In prior periods, such amounts were reported in the Parent consolidating condensed financial statements. The consolidating condensed financial statements for the three and nine months ended June 28, 2008 have been restated to conform to the fiscal 2009 presentation.

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended June 27, 2009 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$151,915	363,921	$(33,674)	$482,162
Cost of products sold and occupancy	109,350	241,432	(33,674)	317,108

Gross profit	42,565	122,489	—	165,054
Selling, general and administrative expenses	35,447	78,037	—	113,484

Income from operations	7,118	44,452	—	51,570
Interest – net	(5,347)	148	—	(5,199)
Other income (loss)	(4,339)	5,500	—	1,161

Income (loss) before income taxes and minority interest	(2,568)	50,100	—	47,532
Income taxes (tax benefit)	(1,186)	16,557	—	15,371
Minority interest	1,085	—	—	1,085

Income (loss) before equity in undistributed income of guarantor subsidiaries	(2,467)	33,543	—	31,076

Equity in undistributed income (loss) of guarantor subsidiaries	33,543	—	(33,543)	—

Net income	$31,076	$33,543	$(33,543)	$31,076

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended June 28, 2008 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$143,205	$375,762	$(26,030)	$492,937
Cost of products sold and occupancy	107,092	258,928	(26,030)	339,990

Gross profit	36,113	116,834	—	152,947
Selling, general and administrative expenses	(275,873)	394,952	—	119,079

Income from operations	311,986	(278,118)	—	33,868
Interest – net	(9,104)	118	—	(8,986)
Other income (expense)	(1,774)	2,557	—	783

Income (loss) before income taxes and minority interest	301,108	(275,443)	—	25,665
Income tax expense (tax benefit)	80,614	(71,040)	—	9,574
Minority interest	443	—	—	443

Net income (loss) before equity in undistributed income (loss) of guarantor subsidiaries	220,051	(204,403)	—	15,648
Equity in undistributed income (loss) of guarantor subsidiaries	(204,403)	—	204,403	—

Net income (loss)	$15,648	$(204,403)	$204,403	$15,648

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Nine Months Ended June 27, 2009 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$386,655	$979,159	$(114,685)	$1,251,129
Cost of products sold and occupancy	282,007	672,719	(114,685)	840,041

Gross profit	104,648	306,440	—	411,088
Selling, general and administrative expenses	91,982	213,046	—	305,028

Income from operations	12,666	93,394	—	106,060
Interest – net	(17,702)	470	—	(17,232)
Other income (expense)	(5,992)	6,072	—	80

Income (loss) before income taxes (tax benefit) and minority interest	(11,028)	99,936	—	88,908
Income taxes (tax benefit)	(4,219)	33,717	—	29,498
Minority interest	1,498	—	—	1,498

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(8,307)	66,219	—	57,912

Equity in undistributed income of guarantor subsidiaries	66,219	—	(66,219)	—

Net income	$57,912	$66,219	$(66,219)	$57,912

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Nine Months Ended June 28, 2008 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$373,574	$1,002,921	$(85,085)	$1,291,410
Cost of products sold and occupancy	270,684	698,732	(85,085)	884,331

Gross profit	102,890	304,189	—	407,079
Selling, general and administrative expenses	91,065	228,110	—	319,175
Goodwill and other impairments	91,482	308,518	—	400,000

Loss from operations	(79,657)	(232,439)	—	(312,096)
Interest – net	(30,119)	402	—	(29,717)
Other income (expense)	(2,576)	5,033	—	2,457

Loss before income taxes and minority interest	(112,352)	(227,004)	—	(339,356)
Income tax benefit	(28,597)	(58,240)	—	(86,837)
Minority interest	906	—	—	906

Net loss before equity in undistributed loss of guarantor subsidiaries	(84,661)	(168,764)	—	(253,425)

Equity in undistributed loss of guarantor subsidiaries	(168,764)	—	168,764	—

Net loss	$(253,425)	$(168,764)	$168,764	$(253,425)

	CONSOLIDATING CONDENSED BALANCE SHEET June 27, 2009 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$20,059	$5,331	$—	$25,390
Accounts receivable, net	74,535	202,554	(14,354)	262,735
Inventories	87,515	226,305	—	313,820
Prepaid expenses and other assets	24,150	18,967	—	43,117

Total current assets	206,259	453,157	(14,354)	645,062
Land, buildings, improvements and equipment, net	55,223	110,296	—	165,519
Goodwill	—	206,873	—	206,873
Investment in guarantors	696,145	—	(696,145)	—
Deferred income taxes and other assets	126,216	102,965	(44,324)	184,857

Total	$1,083,843	$873,291	$(754,823)	$1,202,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$49,417	$82,020	$(14,354)	$117,083
Accrued expenses and other current liabilities	69,373	48,370	—	117,743

Total current liabilities	118,790	130,390	(14,354)	234,826
Long-term debt	405,573	103	—	405,676
Other long-term obligations	2,356	46,653	(44,324)	4,685
Minority interest	2,087	—	—	2,087
Shareholders’ equity	555,037	696,145	(696,145)	555,037

Total	$1,083,843	$873,291	$(754,823)	$1,202,311

	CONSOLIDATING CONDENSED BALANCE SHEET September 27, 2008 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$22,866	$4,063	$—	$26,929
Accounts receivable, net	55,325	215,832	(10,518)	260,639
Inventories	93,366	256,133	—	349,499
Prepaid expenses and other assets	17,929	16,757	—	34,686

Total current assets	189,486	492,785	(10,518)	671,753

Land, buildings, improvements and equipment, net	56,693	117,320	—	174,013
Goodwill	—	201,499	—	201,499
Investment in guarantors	724,868	—	(724,868)	—
Other assets	145,977	107,632	(41,556)	212,053

Total	$1,117,024	$919,236	$(776,942)	$1,259,318

LIABILITIES
Accounts payable	$42,954	$100,928	$(10,518)	$133,364
Accrued expenses and other liabilities	38,924	48,761	—	87,685

Total current liabilities	81,878	149,689	(10,518)	221,049
Long-term debt	519,583	224	—	519,807
Other long-term obligations	4,138	44,455	(41,556)	7,037
Minority interest	2,667	—	—	2,667
Total shareholders’ equity	508,758	724,868	(724,868)	508,758

Total	$1,117,024	$919,236	$(776,942)	$1,259,318

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Nine Months Ended June 27, 2009 ( in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$96,632	$103,002	$(66,219)	$133,415

Additions to property and equipment	(4,414)	(6,014)	—	(10,428)
Proceeds from property sales, net of expenses	—	2,512	—	2,512
Businesses acquired, net of cash	—	(4,799)	—	(4,799)
Investment in guarantor subsidiaries	26,870	(93,089)	66,219	—

Net cash provided (used) by investing activities	22,456	(101,390)	66,219	(12,715)

Repayments on revolving line of credit	(551,000)	—	—	(551,000)
Borrowings on revolving line of credit	473,000	—	—	473,000
Repayments of long-term debt	(24,002)	(142)	—	(24,144)
Repurchase of common stock	(17,849)	—	—	(17,849)
Proceeds from issuance of stock	30	—	—	30
Deferred financing costs	(128)	—	—	(128)
Excess tax benefits from stock-based awards	136	—	—	136
Distribution to minority interest	(2,082)	—	—	(2,082)

Net cash used by financing activities	(121,895)	(142)	—	(122,037)

Effect of exchange rate changes on cash	—	(202)	—	(202)

Net increase (decrease) in cash and cash equivalents	(2,807)	1,268	—	(1,539)
Cash and cash equivalents at beginning of period	22,866	4,063	—	26,929

Cash and cash equivalents at end of period	$20,059	$5,331	$—	$25,390

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Nine Months Ended June 28, 2008 ( in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(181,505)	$42,429	$168,764	$29,688

Additions to property	(8,397)	(8,914)	—	(17,311)
Proceeds from property sales, net of expenses	—	12,053	—	12,053
Businesses acquired, net of cash	—	(4,998)	—	(4,998)
Restricted investments	(265)	—	—	(265)
Investment in guarantor subsidiaries	214,377	(45,614)	(168,764)	—

Net cash provided (used) by investing activities	205,716	(47,473)	(168,764)	(10,521)

Repayments on revolving line of credit	(621,000)	—	—	(621,000)
Borrowings on revolving line of credit	595,000	—	—	595,000
Repayments of long-term debt	(1,615)	(157)	—	(1,772)
Proceeds from issuance of common stock	57	—	—	57
Repurchase of common stock	(3,277)	—	—	(3,277)
Redemption of preferred stock	(750)	—	—	(750)
Excess tax benefits from stock-based awards	31	—	—	31
Payment of financing costs	(50)	—	—	(50)

Net cash used by financing activities	(31,604)	(157)	—	(31,761)

Effect of exchange rate changes on cash	—	61	—	61

Net decrease in cash and cash equivalents	(7,393)	(5,140)	—	(12,533)
Cash and cash equivalents at beginning of period	14,048	7,007	—	21,055

Cash and cash equivalents at end of period	$6,655	$1,867	$—	$8,522

10. Legal Proceedings

On February 11, 2008, Central Garden & Pet Company and two of its affiliates were named as defendants in an action filed in United States District Court in the Western District of Texas in a matter entitled Perfect Birds LLC v. Kaytee Products, Inc., Pets International, Ltd. and Central Garden & Pet Co., No. W08CA042 (W.D. Texas – Waco Division). Plaintiff asserts various claims arising out of its $1.2 million purchase of assets of our former affiliate, Perfect Birds, LLC, including claims of breach of contract, breach of implied warranty, fraud, and improper trade practices, and seeks unspecified damages. Discovery in the case is complete and the matter is currently scheduled for trial in September 2009.

We may from time to time become involved in certain legal proceedings in the ordinary course of business. Currently, we are not a party to any legal proceedings that management believes would have a material adverse effect on our financial position or results of operations.

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

Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, ultra-premium dog and cat food and treats, leashes, collars, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under a number of brand names including AdamsTM, All-Glass Aquarium®, Altosid, AqueonTM, BioSpot®, Breeder’s Choice®, Coralife®, Farnam®, Four Paws® , Interpet, Kaytee®, Kent Marine®, Nylabone®, Pet Select®, Pre Strike® , Oceanic Systems®, Super Pet®, TFHTM, ZillaTM and, Zodiac®.

Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, ant and other herbicide, insecticide and pesticide products; and decorative outdoor lifestyle and lighting products including pottery, trellises and other wood products and holiday lighting. These products are sold under a number of brand names including: AMDRO®, GKI/Bethlehem Lighting, Grant’s, Ironite® , Lilly Miller®, Matthews Four SeasonsTM, New England Pottery®, Norcal Pottery®, Pennington®, Over’n Out®, Sevin®, The Rebels® and, Smart SeedTM.

Background

We have transitioned our company to a leading marketer and producer of branded products from a traditional pet and lawn and garden supplies distributor. We made this transition because we recognized the opportunity to build a portfolio of leading brands and improve profitability by capitalizing on our knowledge of the pet and lawn and garden supplies sectors, strong relationships with retailers and nationwide sales and logistics network. Our goal was to diversify our business and improve operating margins by establishing a portfolio of leading brands. Since 1997, we have acquired numerous branded product companies and product lines, including: Wellmark and Four Paws in fiscal 1997; Kaytee Products, TFH and Pennington Seed in fiscal 1998; Norcal Pottery in fiscal 1999; AMDRO and All-Glass Aquarium in fiscal 2000; Lilly Miller in fiscal 2001; Alaska Fish Fertilizer in fiscal 2002; Kent Marine, New England Pottery, Interpet, KRB Seed Company, (dba Budd’s Seed), and Energy Savers Unlimited in fiscal 2004; Pets International and Gulfstream Home & Garden in fiscal 2005; Farnam, Breeder’s Choice, Tech Pac, Ironite and, Shirlo in fiscal 2006 and, B2E Corporation, B2E Biotech LLC and, DLF Trifolium Oregon (dba “ASP Research”) in fiscal 2007.

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

Recent Developments

Repurchase of Company Stock

During the quarter ended June 27, 2009, we repurchased 191,802 shares of our voting common stock at an aggregate cost of approximately $1.9 million, or approximately $9.75 per share, and 358,645 shares of our non-voting Class A common stock at an aggregate cost of approximately $3.3 million, or approximately $9.15 per share. During the nine months ended June 27, 2009, we repurchased 1,483,727 shares of our voting common stock in the open market at an aggregate cost of approximately $10.1 million, or approximately $6.78 per share, and 1,205,813 shares of our non-voting Class A common stock in the open market at an aggregate cost of approximately $7.7 million, or approximately $6.42 per share.

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

In the first fiscal quarter of fiscal 2008, we recorded a non-cash charge of $400 million to recognize the impairment of goodwill and other intangible assets, comprised of $202 million relating to our Garden segment and $198 million relating to our Pet segment. This non-cash charge of $400 million reduced our net earnings for the nine months ended June 28, 2008 by $290.4 million net of taxes.

Gain on Sale of Properties and Legal Settlement Proceeds

The following transactions are included in selling, general and administrative expenses in the first nine months of fiscal 2008:

•

In October 2007, we sold a facility for approximately $7.9 million in cash. In connection with the sale, we are leasing back the property from the purchaser for a period of approximately two years. We are accounting for the leaseback as an operating lease. We recognized a gain of approximately $3.1 million in the Pet Products segment in the first nine months of fiscal 2008 and deferred approximately $1.5 million to be recognized ratably over the term of the lease.

•

In December 2007, we sold a facility for approximately $5.1 million. Proceeds were comprised of cash of $1.3 million and a $3.8 million recourse note payable to us. We are leasing back the property from the purchaser and are accounting for the leaseback as an operating lease. We recognized a gain of approximately $4.6 million from this sale in the Garden Products segment in the first nine months of fiscal 2008.

•	In December 2007, we received approximately $5.0 million in cash related to the settlement of a legal matter that is included in Corporate.

•	In December 2007, we sold the net assets of our live bird business for approximately $1.2 million in cash and recognized a loss of approximately $1.6 million in the Pet Products segment.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also establishes a framework for measuring fair value and provides for expanded disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by us beginning in the first quarter of fiscal 2010. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, to clarify the application of SFAS No. 157 in inactive markets for financial assets. FSP 157-3 became effective upon issuance and SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We elected to partially adopt SFAS No. 157 as of the beginning of fiscal 2009, as permitted by FSP 157-2. The adoption required expanded disclosures and did not have a material impact on our consolidated financial statements (see Note 2 to the condensed consolidated financial statements). We do not expect the adoption of the remaining provisions of SFAS No. 157 (delayed by FSP 157-2) to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information to assist financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display on the face of the balance sheet the fair value of assets and liabilities chosen by the company for fair value accounting. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We adopted SFAS No. 159 as of the beginning of fiscal 2009 but elected not to record additional financial assets and liabilities at fair value. As a result, the adoption of SFAS No. 159 did not impact our consolidated financial position, results of operations or cash flows.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivatives and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for us in our fiscal year beginning September 27, 2009. We are currently evaluating the impact of SFAS No. 161 on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3 (“FSP 142-3”) “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for us in our fiscal year beginning September 27, 2009. Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact to our current consolidated financial statements.

In April 2009, the FASB issued three related FSP: (i) FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4), which are effective for interim and annual reporting periods ending after June 15, 2009. We adopted the provisions of these FSP for the quarter ended June 27, 2009. FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model, and modify the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements.” The adoption of these FSPs did not have a material impact our consolidated results of operations and financial condition. See Note 3 to the condensed consolidated financial statements for further discussion.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets.” SFAS No. 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and amends the guidance on transfers of financial assets, including securitization transactions where entities have continued exposure to risks related to transferred financial assets. SFAS No. 166 also expands the disclosure requirements for such transactions. SFAS 166 will be effective for us in our fiscal year beginning September 26, 2010. We are currently assessing the potential impacts, if any, on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 is a revision of FIN No. 46(R), “Consolidation of Variable Interest Entities,” and amends the consolidation guidance for VIEs under FIN No. 46(R). This statement will become effective for us in our fiscal year beginning September 26, 2010. We are currently assessing the potential impacts, if any, on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supercede all then-existing non-SEC accounting and reporting standards. This standard will become effective for us on July 1, 2009. We do not expect that this standard will have a material impact on our consolidated financial statements on adoption.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 27, 2008.

Results of Operations

Three Months Ended June 27, 2009

Compared with Three Months Ended June 28, 2008

Net Sales

Net sales for the three months ended June 27, 2009 decreased $10.7 million, or 2.2%, to $482.2 million from $492.9 million for the three months ended June 28, 2008. Our branded product sales decreased $11.8 million and sales of other manufacturers’ products increased $1.1 million. Pet Products’ net sales declined $24.4 million, or 10.2%, to $215.0 million for the three months ended June 27, 2009 from $239.4 million in the comparable fiscal 2008 period. Pet branded product sales decreased $25.4 million and sales of other manufacturers’ products increased $1.0 million from the prior year due primarily to decreased sales of $10.1 million of active ingredient-based products, $4.8 million of bird and small animal products, primarily bird feed, and $3.1 million of aquatic products. These decreases were due primarily to softness in the professional and animal health channels, continued tightening of inventory at retailers and SKU rationalization. Garden Products’ net sales increased $13.7 million, or 5.4%, to $267.2 million for the three months ended June 27, 2009 from $253.5 million in the comparable fiscal 2008 period. Garden branded product sales increased $13.6 million and sales of other manufacturers’ products increased $0.1 million from the prior year due primarily to increased sales of garden chemical and control products.

Gross Profit

Gross profit for the three months ended June 27, 2009 increased $12.1 million, or 7.9%, to $165.0 million from $152.9 million for the three months ended June 28, 2008. Gross profit as a percentage of net sales increased from 31.0% for the three months ended June 28, 2008 to 34.2% for the three months ended June 27, 2009. Gross profit decreased $10.4 million in Pet Products due primarily to the segment’s sales decrease. Gross profit increased $22.5 million in Garden Products, of which approximately half was due to increased sales and half due to improved margins which were influenced by lower commodity costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $5.6 million, or 4.7%, to $113.5 million for the three months ended June 27, 2009 from $119.1 million for the three months ended June 28, 2008. As a percentage of net sales, selling, general and administrative expenses decreased to 23.5% for the three months ended June 27, 2009, compared to 24.2% in the comparable prior year quarter. The change in selling, general and administrative expenses, discussed further below, was due primarily to decreased selling and delivery expenses.

Selling and delivery expense decreased $8.2 million, or 12.2%, from $67.0 million for the three months ended June 28, 2008 to $58.8 million for the three months ended June 27, 2009. The decreased expense was due primarily to lower advertising and marketing costs and lower freight and fuel related costs. As a percentage of net sales, selling and delivery expense decreased to 12.2% for the current quarter from 13.6% for the prior year quarter.

Facilities expense decreased $1.5 million to $2.6 million in the quarter ended June 27, 2009 from $4.1 million for the quarter ended June 28, 2008. The decrease was due primarily to cost savings from the consolidation of our west coast distribution facilities.

Warehouse and administrative expense increased $4.1 million to $52.1 million for the quarter ended June 27, 2009 from $48.0 million in the quarter ended June 28, 2008. The increase was due primarily to increased allowance amounts for doubtful accounts and legal expenses.

Net Interest Expense

Net interest expense for the three months ended June 27, 2009 decreased $3.8 million or 42.1%, to $5.2 million from $9.0 million for the three months ended June 28, 2008. The decrease was due primarily to lower average borrowings and secondarily to lower interest rates on our floating rate debt. Our borrowing rate for the current quarter was approximately 4.1% compared to 5.3% for the prior year quarter.

Other Income

Other income increased $0.4 million from $0.8 million for the quarter ended June 28, 2008, to $1.2 million for the quarter ended June 27, 2009. The increase was due primarily to foreign currency exchange gains.

Income Taxes

Our effective income tax rate was 32.3% for the quarter ended June 27, 2009 and 37.3% for the quarter ended June 28, 2008. Our 2009 tax expense rate was lower than our statutory rate due primarily to the realization of $1.7 million of research and development tax credits.

Nine Months Ended June 27, 2009

Compared with Nine Months Ended June 28, 2008

Net Sales

Net sales for the nine months ended June 27, 2009 decreased $40.3 million, or 3.1%, to $1,251.1 million from $1,291.4 million for the nine months ended June 28, 2008. Our branded product sales decreased $36.0 million and sales of other manufacturers’ products decreased $4.3 million. Pet Products’ net sales decreased $42.5 million, or 6.3%, to $629.5 million for the nine months ended June 27, 2009 from $672.0 million in the comparable fiscal 2008 period. Pet branded product sales decreased $44.1 million and sales of other manufacturers’ products increased $1.6 million from the prior year due primarily to decreased sales of $14.7 million of active ingredient-based products, $7.8 million of bird and small animal products, primarily bird feed, and $12.2 million of aquatic products due to continued softness in the aquatics category. Garden Products’ net sales increased $2.2 million, or 0.4%, to $621.6 million for the nine months ended June 27, 2009 from $619.4 million in the comparable fiscal 2008 period. Garden branded product sales increased $8.1 million and sales of other manufacturers’ products decreased $5.9 million due primarily to increased sales of $19.4 million of garden chemical and control products partially offset by decreased sales of $14.3 million of grass seed.

Gross Profit

Gross profit for the nine months ended June 27, 2009 increased $4.0 million, or 1.0%, to $411.1 million from $407.1 million for the nine months ended June 28, 2008. Gross profit as a percentage of net sales increased from 31.5% for the nine months ended June 28, 2008 to 32.9% for the nine months ended June 27, 2009. Pet Products’ gross profit decreased $21.2 million and Garden Products’ gross profit increased $25.2 million. Garden Products gross profit increased due primarily to increased margin from selective price increases and reduced input costs as the prior year period was one of continued rising grain input costs. This increase was partially offset by a decrease in Pet Products due primarily to decreased sales and to product mix, primarily in pet active ingredient-based products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $14.2 million, or 4.4%, to $305.0 million for the nine months ended June 27, 2009 from $319.2 million for the nine months ended June 28, 2008. As a percentage of net sales, selling, general and administrative expenses decreased from 24.7% for the nine months ended June 28, 2008 to 24.4% for the nine months ended June 27, 2009. The decrease in selling, general and administrative expenses, discussed below, was due primarily to decreased selling and delivery expenses.

Selling and delivery expense decreased $17.3 million, or 10.1%, from $172.1 million for the nine months ended June 28, 2008 to $154.8 million for the nine months ended June 27, 2009. As a percentage of net sales, selling and delivery expense decreased to 12.4% from 13.3% of net sales due primarily to lower freight and fuel related costs, lower advertising and marketing costs, and lower employee related costs.

Facilities expense decreased $3.3 million, or 28.5%, from $11.6 million for the nine months ended June 28, 2008 to $8.3 million for the nine months ended June 27, 2009 due primarily to cost savings from the consolidation of our west coast distribution facilities.

Warehouse and administrative expense increased $6.4 million to $141.9 million in the nine month period ended June 27, 2009. The increase in fiscal 2009 was due to gains of $11.1 million from the sale of assets and a legal settlement partially offset by a $2.0 million non-cash impairment charge taken against trade credits in the nine month period ended June 28, 2008. Absent the net gains in the prior year period, there was a small increase in warehouse and administrative expense with increased third party service expense partially offset by lower employee related costs.

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

Net Interest Expense

Net interest expense for the nine months ended June 27, 2009 decreased $12.5 million, or 42.0%, to $17.2 million from $29.7 million for the nine months ended June 28, 2008. The decrease was due primarily to lower interest rates on our floating rate debt and decreased average borrowings. Our borrowing rate for the nine months ended June 27, 2009 was approximately 4.4% compared to 6.0% a year ago.

Other Income

Other income was $0.1 million for the nine months ended June 27, 2009 compared to other income of $2.5 million for the nine months ended June 28, 2008. The decrease was due primarily to lower earnings from investments accounted for under the equity method of accounting, one of which is no longer accounted for under the equity method of accounting.

Income Taxes

Our effective income tax rate was 33.2% for the nine months ended June 27, 2009 compared to 25.6% benefit rate for the nine months ended June 28, 2008. Our 2009 tax expense rate is lower than our statutory rate due primarily to the realization of $1.7 million in research and development tax credits and a $1.1 million reduction in state valuation allowances. The 2008 tax benefit rate was lower than the statutory rate due primarily to the nondeductible portion of the non-cash goodwill impairment charge.

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

Historically, our business has been seasonal and our working capital requirements and capital resources tracked closely to this seasonal pattern. During the first fiscal quarter, accounts receivable reach their lowest level while inventory, accounts payable and short-term borrowings begin to increase. During the second fiscal quarter, receivables, accounts payable and, short-term borrowings increase, reflecting the build-up of inventory and related payables in anticipation of the peak lawn and garden selling season. During the third fiscal quarter, inventory levels remain relatively constant while accounts receivable peak and short-term borrowings start to decline as cash collections are received during the peak selling season. During the fourth fiscal quarter, inventory levels are at their lowest, and accounts receivable and payables are substantially reduced through conversion of receivables to cash.

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

Net cash provided by operating activities increased $103.7 million, from $29.7 million for the nine months ended June 28, 2008 to $133.4 million for the nine months ended June 27, 2009. The increase was due to improved earnings and working capital management. The reduction in accounts receivable and inventory levels year over year was the result of our initiatives to reduce our investment in working capital.

Net cash used in investing activities increased $2.2 million from the nine months ended June 28, 2008 to approximately $12.7 million during the nine months ended June 27, 2009. The increase was due primarily to proceeds received from the sales of facilities in the prior year period, which was partially offset by lower capital spending in the current year period.

Net cash used by financing activities increased $90.3 million, from $31.8 million, for the nine months ended June 28, 2008, to $122.0 million for the nine months ended June 27, 2009. The increase was due primarily to payments on our revolving line of credit, the repayment of $21.6 million of our term loan under the mandatory prepayment provisions in our credit facility, and increased repurchases of our common stock. We repurchased 1,483,727 shares of our voting common stock in the open market at an aggregate cost of approximately $10.1 million, or approximately $6.78 per share, and 1,205,813 shares of our non-voting Class A common stock in the open market at an aggregate cost of approximately $7.7 million, or approximately $6.42 per share.

As of June 27, 2009, we have $650 million in senior secured credit facilities, consisting of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. Interest on the revolving credit facility is based , at our option, on a rate equal to prime plus a margin, which fluctuates from 0% to 0.375%, or LIBOR plus a margin, which fluctuates from 0.75% to 1.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of June 27, 2009, the applicable interest rate on the revolving credit facility related to base rate borrowings was 3.38%, and the applicable interest rate related to LIBOR rate borrowings was 1.57%. Interest on the term loan is based, at our option, on a rate equal to LIBOR plus a margin, which fluctuates from 1.50% to 1.75%, or the prime rate plus a margin, which fluctuates from 0.50% to 0.75%. As of June 27, 2009 interest was calculated on the term loan based on a rate equal to LIBOR plus a margin. As of June 27, 2009, the applicable interest rate on the term loan related to base rate borrowings was 3.75%, and the applicable interest rate related to LIBOR rate borrowings was 1.82%. The term loan is payable in quarterly installments of $750,000, and contains mandatory prepayment provisions when we have excess cash flow, with the balance payable in September 2012.

The estimated fair value of our senior subordinated notes as of June 27, 2009 is $131.7 million, compared to a carrying value of $137.2 million. The estimated fair value has been calculated based on quoted market prices for these instruments.

The estimated fair value of our term loan, including current portion, as of June 27, 2009 is $231.6 million, compared to a carrying value of $269.4 million. The estimated fair value has been determined using inputs that were derived from available market information and may not be representative of actual values that could have been or will be realized in the future.

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

We were in compliance with all financial covenants as of June 27, 2009. As of June 27, 2009, our interest coverage ratio was 6.3 to 1.0 and our leverage ratio was 2.7 to 1.0. There was no outstanding balance at June 27, 2009 under the $350 million revolving credit facility. There were $20.8 million of outstanding letters of credit. After giving effect to the financial covenants in our credit agreement, our remaining borrowing capacity was approximately $326 million. See “Risk Factors.”

Our credit facility contains mandatory prepayment provisions when we have excess cash flow, as defined in our credit agreement, during our fiscal year. Accordingly, in December 2008, we repaid $21.6 million of our $300 million term loan by drawing down our revolving credit facility.

At June 27, 2009, our total debt outstanding was $409.0 million versus $583.8 million at June 28, 2008.

In October 2003, we entered into a $75 million pay-floating interest rate swap effectively converting half of our $150 million fixed rate 9 1/8% senior subordinated notes (“senior subordinated notes”) to a floating rate of LIBOR + 4.04%. In February 2009, the swap was terminated prior to its maturity by the counterparty in accordance with the terms of the interest rate swap agreement. Prior to its termination, the swap was measured under Level 2 inputs in the fair value hierarchy. As a result of this swap termination, we received cash proceeds and realized a settlement gain of $2.3 million that was recorded as an adjustment to the carrying amount of the related debt during the quarter ended March 28, 2009. The settlement gain is being amortized as an offset to interest expense over the remaining term of the debt, which matures in February 2013.

In connection with our purchase of an additional 60% equity interest in Tech Pac L.L.C. in March 2006, we deposited approximately $15.5 million into an escrow for possible contingent performance-based payments. In fiscal 2009, a net amount of $4.8 million in cash was paid in performance-based payments, which we recognized as additional goodwill. There are no remaining contingent performance-based payments due to the seller. As part of the resolution of the contingent payments, we became the beneficiary of the remaining funds in the escrow, which are comprised primarily of $12.8 million of aggregate principal amount of our senior subordinated notes. Under the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the senior subordinated notes contained within the escrow have been recorded as a reduction of debt for accounting purposes against our outstanding senior subordinated notes balance as of June 27, 2009. The senior subordinated notes continue to be held in the escrow and have not been retired.

During the nine months ended June 27, 2009, we repurchased 2.7 million shares of our common stock in the open market at an aggregate cost of approximately $17.8 million, or approximately $6.62 per share. Our Board of Directors has authorized the repurchase of up to a total of $100 million of our common stock, of which approximately $33.7 million has been repurchased to date. We expect to continue our repurchases from time to time depending on market conditions and subject to the ability to effect repurchases under our credit facility.

We believe that cash flows from operating activities, funds available under our revolving credit facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $20 million for fiscal 2009, which are related primarily to replacements and upgrades to plant and equipment and investment in our implementation of a scalable enterprise-wide information technology platform. We are investing in this information technology platform to improve existing operations, to support future growth, and enable us to take advantage of new applications and technologies. We have invested approximately $38 million from fiscal 2005 through fiscal 2008 in this initiative and plan to invest up to an additional $5 million in fiscal 2009 for planned implementations. Capital expenditures for 2010 and beyond will depend upon the pace of conversion of those remaining legacy systems. This initiative, when complete, will combine our numerous information systems into one enterprise system and create a common business model and common data, which should create greater efficiency and effectiveness.

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

We believe there has been no material change in our exposure to market risk from that discussed in our fiscal 2008 Annual Report filed on Form 10-K. However, effective February 2009, $75 million of our senior subordinated notes previously based on variable rates are now based on a fixed rate of 9 1/8% due to the termination of our $75 million pay-floating interest rate swap.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of June 27, 2009.

(b) Changes in Internal Control Over Financial Reporting. Central’s management, with the participation of Central’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Central’s internal control over financial reporting occurred during the third quarter of fiscal 2009. Based on that evaluation, management concluded that there has been no change in Central’s internal control over financial reporting during the third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, Central’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On February 11, 2008, Central Garden & Pet Company and two of its affiliates were named as defendants in an action filed in United States District Court in the Western District of Texas in a matter entitled Perfect Birds LLC v. Kaytee Products, Inc., Pets International, Ltd. and Central Garden & Pet Co., No. W08CA042 (W.D. Texas – Waco Division). Plaintiff asserts various claims arising out of its $1.2 million purchase of assets of our former affiliate, Perfect Birds, LLC, including claims of breach of contract, breach of implied warranty, fraud, and improper trade practices, and seeks unspecified damages. Discovery in the case is complete and the matter is currently scheduled for trial in September 2009.

We may from time to time become involved in certain legal proceedings in the ordinary course of business. Currently, we are not a party to any legal proceedings that management believes would have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A. to Part I of our Form 10-K for the fiscal year ended September 27, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended June 27, 2009 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
March 29, 2009 – May 2, 2009	16,859	(2)	$8.58	—	$71,439,000
May 3, 2009 – May 30, 2009	140,600		$9.19	140,600	$70,147,000
May 31, 2009 – June 27, 2009	409,847		$9.42	409,847	$66,288,000

Total	567,306		$9.34	550,447	$66,288,000

(1)	In December 2005, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization.
(2)	Includes 16,859 shares purchased during the period indicated that represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: August 6, 2009

/s/ WILLIAM E. BROWN William E. Brown Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ STUART W. BOOTH Stuart W. Booth Executive Vice President and Chief Financial Officer
(Principal Financial Officer)