Form 10-K
period 2009-09-26
CENTRAL GARDEN & PET CO
filed 2009-11-20
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 26, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At March 28, 2009, the aggregate market value of the registrant’s Common Stock, Class A Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $142, 917,000, $343,283,000 and $50,000, respectively.

At November 13, 2009, the number of shares outstanding of the registrant’s Common Stock was 18,781,493 and the number of shares of Class A Common Stock was 47,580,896. In addition, on such date, the registrant had outstanding 1,652,262 shares of its Class B Stock, which are convertible into Common Stock on a share-for-share basis.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders – Part III of this Form 10-K.

Central Garden & Pet Company

Index to Annual Report on Form 10-K

For the fiscal year ended September 26, 2009

i

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-K are set forth in this Form 10-K, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	seasonality and fluctuations in our operating results and cash flow;

•	fluctuations in market prices for seeds and grains;

•	declines in consumer spending during economic downturns;

•	inflation, deflation and other adverse macro-economic conditions;

•	supply shortages in small animals and pet birds;

•	adverse weather conditions;

•	fluctuations in energy prices, fuel and related petrochemical costs;

•	our ability to refinance our indebtedness on reasonable terms;

•	future reductions in our debt capacity in the event of a future deterioration in operating results;

•	access to and cost of additional capital;

•	dependence on a few customers for a significant portion of our business;

•	consolidation trends in the retail industry;

•	uncertainty about new product innovations and marketing programs;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	dependence upon our key executive officers;

•	implementation of a new enterprise resource planning information technology system;

•	potential environmental liabilities;

•	risk associated with international sourcing;

•	litigation and product liability claims;

•	the voting power associated with our Class B stock; and

•	potential dilution from issuance of authorized shares.

ii

MARKET, RANKING AND OTHER DATA

The data included in this Form 10-K regarding markets and ranking, including the size of certain markets and our position and the position of our competitors and products within these markets, are based on both independent industry publications, including Packaged Facts, Lawn & Garden Products in the U.S. 2009; Mintel, Lawn & Garden Products & Services 2007; Packaged Facts, Pet Supplies in the U.S. 2007 and Pet Food in the U.S. 2006; Mintel, Pet Food and Supplies 2007; American Pet Products Association (APPA) National Pet Owners Survey 2009-2010 and our estimates based on management’s knowledge and experience in the markets in which we operate. Our estimates have been based on information provided by customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. We believe these estimates to be accurate as of the date of this Form 10-K. However, this information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. As a result, you should be aware that market, ranking and other similar data included in this Form 10-K, and estimates and beliefs based on that data, may not be reliable.

iii

PART I

Item 1. Business

BUSINESS

Our Company

Central Garden & Pet Company is a leading innovator, marketer and producer of quality branded products. We are one of the largest suppliers in the pet and lawn and garden supplies industries in the United States. The total pet industry is estimated to be approximately $31 billion in annual retail sales. We estimate the annual retail sales of the pet supplies and ultra-premium pet food markets in the categories in which we participate to be approximately $15 billion. As of 2009, the total lawn and garden industry in the United States is estimated to be approximately $24 billion in annual retail sales. We estimate the annual retail sales of the lawn and garden supplies markets in the categories in which we participate to be approximately $6.2 billion.

Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, ultra-premium dog and cat food and treats, leashes, collars, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under a number of brand names including AdamsTM, All-Glass Aquarium®, Altosid, AqueonTM, BioSpot®, Breeder’s Choice®, Coralife®, Farnam®, Four Paws®, Interpet, Kaytee®, Kent Marine®, Nylabone®, Pet Select®, Pre-Strike®, Oceanic Systems®, Super Pet®, TFH®, ZillaTM and Zodiac®.

Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, ant and other herbicide, insecticide and pesticide products; and decorative outdoor lifestyle and lighting products including pottery, trellises and other wood products and holiday lighting. These products are sold under a number of brand names including AMDRO®, GKI/Bethlehem Lighting®, Grant’sTM, Ironite®, Lilly Miller®, Matthews Four SeasonsTM, New England Pottery®, Norcal Pottery®, Pennington®, Over’n Out®, Sevin®, Smart SeedTM and The Rebels®.

In fiscal 2009, our consolidated net sales were $1.6 billion, of which our lawn and garden segment, or Garden Products, accounted for approximately $781 million and our pet segment, or Pet Products, accounted for approximately $833 million. In fiscal 2009, our income from operations was $126.0 million, of which Garden Products accounted for $68.9 million and Pet Products accounted for $102.2 million, before corporate expenses and eliminations of $45.1 million. See Note 17 to our consolidated financial statements for financial information about our two operating segments.

Recent Developments

Fiscal 2009 Operating Performance Improvement. We showed improved performance in fiscal 2009 despite a challenging economic environment. We achieved our improved performance by maintaining a strict focus on our core operating objectives: reducing our investment in working capital; lowering expenses; and improving gross margins.

Financial highlights include:

•	Net sales for fiscal 2009 decreased $91 million, or 5.3%, to $1.6 billion.

•	Net earnings for fiscal 2009 were $65.9 million, or $0.94 per share on a diluted basis.

•	Gross margin increased 210 basis points in fiscal 2009 to 32.7%.

•	Selling, general & administrative expenses decreased $15 million, or 3.5%, to $401 million in fiscal 2009.

•	We generated cash flows from operating activities of approximately $222 million during fiscal 2009, an increase of $107 million as compared to fiscal 2008.

•	We reduced our outstanding debt by $115 million.

Repurchase of Company Stock. During fiscal 2009, we repurchased 2.2 million shares of our voting common stock (CENT) at an aggregate cost of approximately $19.3 million, or approximately $8.68 per share and 2.1 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $17.8 million, or approximately $8.55 per share.

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

•

Innovative New Products. We have developed a reputation for introducing innovative and high quality products. We continuously seek to introduce new products at a reasonable cost, both as complementary extensions of existing product lines and as new product categories. We have received approximately 21 industry awards for our new pet products in the last three years.

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

Business Strategy

Our objective is to increase market share, revenue, cash flow and profitability by enhancing our position as one of the leading companies in the U.S. pet supplies industry and lawn and garden supplies industry. To achieve our objective, we plan to capitalize on our strengths and the favorable industry trends by implementing the following key elements of our business strategy:

•

Promote Existing Brands. With our broad product assortment, strong brand names, strong sell-through and innovative products and packaging, we believe we can further strengthen our relationships with existing retailers to increase shelf space and sales. We believe that the strength of our major customers provides us with a solid foundation for future growth. We intend to gain market share in the mass market, grocery and specialty pet store channels and add new retailers through marketing and sales personnel dedicated to these channels, as well as our innovative product introductions and packaging. We will continue to focus on using our sales and logistics network to emphasize sales of our higher margin, proprietary brands and to use efficient supply chain capabilities that enable us to provide retailers with high service levels and consistent in-stock positions.

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

•

Improve Margins. We believe there are opportunities to improve our gross and operating margins through price increases, increased sales of our higher margin, innovative branded products and cost reductions and leveraging of our existing infrastructure. Since fiscal 2004, we have continued to consolidate our sales and logistics centers, made capital improvements and consolidated some of our manufacturing facilities to reduce costs and improve manufacturing efficiencies. As a result of our initiatives, gross margins have increased from 30.3% in fiscal 2004 to 32.7% in fiscal 2009.

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

•

Reduce Our Investment In Working Capital. We believe there are opportunities to continue to reduce our investment in working capital by focusing on specific balance sheet metrics. In fiscal 2009, each balance sheet metric improved substantially as we reduced inventory, collected receivables more efficiently and managed payables more effectively. As a result of our focus on working capital, we have strengthened our balance sheet.

Products-General

The following table indicates each class of similar products which represented more than 10% of our consolidated net sales in the fiscal years presented (in millions).

Category	2009	2008	2007
Grass seed	$174.5	$206.3	$195.7
Bird feed	200.7	199.7	168.3
Garden chemicals and control products	270.5	247.6	257.4
Other garden supplies	211.8	232.6	221.5
Other pet supplies	756.8	819.2	828.2

Total	$1,614.3	$1,705.4	$1,671.1

Pet Products Business

Overview

We are one of the leading marketers and producers of premium branded pet supplies in the United States. We believe that most of our brands are the number one or two brands in their respective U.S. market categories. In addition, Pet Products operates the largest sales and logistics network in the industry, which strategically supports its brands. In fiscal 2009, Pet Products accounted for $833.2 million of our consolidated net sales and $102.2 million of our consolidated income from operations before corporate expenses and eliminations.

Industry Background

According to the 2009-2010 APPA National Pet Owners Survey, U.S. pet ownership is at its highest level, with 71.4 million households, or 62%, owning a pet, an increase of 0.3 million households, or 0.4%, when compared to household pet ownership in 2006.

The pet industry includes live animals, food, supplies, veterinarian care and services. We operate primarily in the pet supplies segment of the industry. This segment includes: products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, leashes, collars, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners and supplements, and information and knowledge resources; and products for horses and livestock. According to Mintel, U.S. retail sales of pet food and supplies in 2010 are expected to reach $31.3 billion, from $25.9 billion in 2007. Mintel also estimates that retail sales of pet supplies will reach $12.8 billion by 2013, a compounded annual growth rate of 4% from 2008. We also operate in the ultra-premium category of dog and cat food and treats. Mintel estimates the total pet food market to be $18.6 billion in 2010. Packaged Facts asserts the pet food market is experiencing an “upscale thrust,” featuring products that are natural, functional and address specific dietary needs of animals, primarily dogs and cats. We estimate the current applicable market opportunity for our high-end, ultra-premium dog and cat food and treats to be approximately $4 billion.

We believe this growth is due in significant part to favorable demographic and leisure trends, which we expect to continue, albeit potentially at a slower rate due to recessionary pressures in the broader U.S. economy.

The key demographics bolstering the U.S. pet supplies market are the growth rates in the number of children under 18 and the number of adults over age 55. According to U.S. census data, 41% of the population will be 45 years or older by 2010. Households with children tend to own more pets, and adults over 55 are more likely to be “empty nesters” who keep pets as companions and have more disposable income and leisure time available for pets. In addition, many pet supplies products (e.g., dog and cat food, dog chews, bird food, grooming supplies, pest control, etc.) are routinely consumed and replenished.

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

Animal Health. We are a leading marketer and producer of flea, tick, mosquito and other insect control products produced by Wellmark International and sold primarily under the Zodiac, Altosid, Pre Strike and Extinguish® brand names. Wellmark is the only domestic producer of (S)-Methoprene, which is an active ingredient to control mosquitoes, fleas, ticks, ants and mites in many professional and consumer insect control applications. We also sell (S)-Methoprene to manufacturers of other insect control products, including Frontline

Plus. In addition, through our Farnam operations, we are a leading manufacturer and marketer of innovative health care products for horses, household pets and livestock. Farnam’s portfolio of industry leading brands includes the Farnam umbrella brand, Equicare®, ComboCareTM, IverCare®, Bronco®, Super Mask® and Repel-X® for horses, D-WormTM, BioSpot® and Scratchex® for household pets, and Adams and Bite FreeTM insect controls for home and yard care.

Sales and Logistics Network

Our domestic sales and logistics network, consisting of ten facilities, exists primarily to promote our proprietary brands and provides value-added service to over 6,000 independent specialty retail stores for our branded products. This includes acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick response to changing customer and retailer preferences, rapid deployment and feedback for new products and immediate exposure for acquired brands. The network also sells many other manufacturers’ brands of pet supplies and combines these products with our branded products into single shipments enabling our independent customers to deal with us on a cost effective basis to meet their pet supplies requirements. We also operate one sales and logistics facility in the United Kingdom.

Sales and Marketing

Our sales strategy is multi-tiered and designed to capture maximum market share with retailers. Our customers include retailers, such as regional and national specialty pet stores, independent pet retailers, mass merchants and grocery stores, and professionals, such as manufacturers of insect control products, veterinarians, municipalities, farmers and other economic animal buyers. PETsMART accounted for approximately 10% of Pet Products’ net sales in each of fiscal years 2009, 2008 and 2007. PETCO is also a significant customer.

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

Manufacturing

Pet Products currently manufactures the majority of its branded products in 17 manufacturing facilities, located primarily in the United States. In addition, certain of our proprietary branded products are manufactured by contract manufacturers. We have entered into an exclusive arrangement with a third party to manufacture (S)-Methoprene, the active ingredient in our flea and tick control products.

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

The principal raw materials required for Kaytee’s bird feed manufacturing operations are bulk commodity grains, including millet, milo and sunflower seeds, which are generally purchased from large national commodity companies and local grain cooperatives. In order to ensure an adequate supply of grains to satisfy expected production volume, Kaytee enters into contracts to purchase a portion of its expected grain and seed requirements at future dates by fixing the quantity, and often the price, at the commitment date. Although we have never experienced a severe interruption of supply, we are exposed to price risk with respect to the portion of our supply which is not covered by contracts with a fixed price. In fiscal 2009, grain costs declined due primarily to deflationary pressures impacting the broader economy. Our weighted average cost per pound declined 13% compared to fiscal 2008 but remained 20% above fiscal 2007 levels. In fiscal 2008, our weighted average cost per pound increased 39% compared to fiscal 2007. In fiscal 2007 and 2008, we were adversely impacted by extraordinary increases in grain costs related primarily to our wild bird feed operations. The primary causes for the higher grain costs in fiscal 2008 were the inflationary pressures resulting from the macro-economic environment. The primary causes for the higher grain costs in fiscal 2007 were lower crop yields in 2006 due to drought conditions in key grain producing regions in the United States and farmers shifting to corn-based crops for the production of ethanol. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

Competition

The pet supplies industry is highly competitive and has experienced considerable consolidation in the last five years. Our branded pet products compete against national and regional branded products and private label products produced by various suppliers. Our largest competitors are Spectrum Brands and Hartz Mountain. Pet Products competes primarily on the basis of brand recognition, innovation, upscale packaging, quality and service. Pet Products’ sales and logistics operations compete with a number of smaller local and regional distributors, with competition based on product selection, price, value-added services and personal relationships.

Garden Products Business

Overview

We are a leading company in the consumer lawn and garden market in the United States and offer both premium and value-oriented branded products. We market and produce a broad array of premium brands, including Pennington, The Rebels, AMDRO, Grant’s, Lilly Miller, Ironite, Sevin, Over’n Out, Norcal Pottery, New England Pottery, GKI/Bethlehem Lighting and Matthews Four Seasons. We also produce value brands at lower prices, including some Wal*Mart private label brands. In addition, Garden Products operates a sales and logistics network that strategically supports its brands. In fiscal 2009, Garden Products accounted for $781.1 million of our consolidated net sales and $68.9 million of our consolidated income from operations before corporate expenses and eliminations.

Industry Background

We believe that gardening is one of the most popular leisure activities in the United States, with approximately 85 million or 80% of all U.S. households participating in one or more lawn and garden activities in 2005. We estimate the retail sales of the lawn and garden supplies industry in the categories in which we participate to be approximately $6.2 billion. We believe that the industry will continue to grow due to favorable demographic trends, albeit potentially at a slower rate due to recessionary pressures in the broader U.S. economy. The key demographic bolstering our lawn and garden market is the growth rate in the number of adults over age

55, who are more likely to be “empty nesters” and have more disposable income and leisure time available for garden activities. As the baby boom generation ages, this segment is expected to grow faster than the total population. According to U.S. census data, 41% of the population will be 45 years or older in 2010. We believe that this demographic should increase the number of lawn and garden product users.

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

Proprietary Branded Lawn and Garden Products

Our principal lawn and garden product lines are grass seed, wild bird feed, insect control products, lawn and garden care products, decorative outdoor patio products and Christmas products and lighting. Our Pennington brand is one of the largest in grass seed and wild bird feed, and our Amdro brand is a leading portfolio of fire ant bait products. We are also a leading marketer of indoor and outdoor pottery products through our Norcal Pottery and New England Pottery brands.

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

Decorative Patio, Garden and Seasonal Products. We are a leading marketer of decorative indoor and outdoor pottery products in the United States. We sell these products under the Norcal Pottery and New England Pottery brand names which include terra cotta, stoneware, ceramic and porcelain pots. We also market seasonal Christmas products and lighting under the brand name GKI/Bethlehem Lighting, and we manufacture a complete line of wooden garden products, including planters, barrel fountains, arbors and trellises that are sold under the Matthews Four Seasons brand name. In addition, we manufacture wood pellets under the Pennington Nature’s HeatTM brand for use in home wood pellet stoves.

Sales and Logistics Network

Our sales and logistics network, consisting of 18 facilities, exists primarily to promote our proprietary brands and provides us with key access to retail stores for our branded products, acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick responses to changing customer and retailer preferences, rapid deployment and feedback for new products, immediate exposure for acquired brands and comprehensive and strategic information. The network also sells other manufacturers’ brands of lawn and garden supplies and combines these products with our branded products into single shipments enabling our customers to deal with us on a cost-effective basis to meet their lawn and garden supplies requirements.

Sales and Marketing

The marketing strategy for our premium products is focused on meeting consumer needs through innovation, upscale packaging, quality and retail shelf placement. The marketing strategy for our value products is focused on promotion of the quality and efficacy of our value brands at a lower cost relative to premium brands. Our customers include retailers, such as mass merchants, home improvement centers, independent lawn and garden nurseries, drug and grocery stores, and professional end users. Sales to Wal*Mart represented approximately 32%, 30% and 31%, sales to Home Depot represented approximately 14%, 12% and 14%, and sales to Lowe’s represented approximately 22%, 18% and 17% of Garden Products’ net sales in fiscal 2009, 2008 and 2007, respectively.

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

Purchasing

Most of the raw materials purchased by Garden Products are acquired from a number of different suppliers. The key ingredients in our fertilizer and insect and weed control products are commodity and specialty chemicals including phosphates, urea, potash, herbicides, insecticides and fungicides. Garden Products obtains grass seed from various sources. The principal raw materials required for Pennington’s wild bird feed manufacturing operations are bulk commodity grains, including millet, milo and sunflower seeds, which are generally purchased from large national commodity companies and local grain cooperatives. Garden Products obtains its raw materials from various sources, which it presently considers to be adequate. No one source is considered to be essential to Garden Products. In order to ensure an adequate supply of seed to satisfy expected production volume, Pennington enters into contracts in advance to purchase a portion of its grass seed requirements at future dates by fixing the quantity, and often the price, at the commitment date. Although we have never experienced a severe interruption of supply, we are exposed to price risk with respect to the portion of our supply which is not covered by contracts with a fixed price. In fiscal 2009, grain costs declined due primarily to deflationary pressures impacting the broader economy. Our weighted average cost per pound declined 13% compared to fiscal 2008 but remained 20% above fiscal 2007 levels. In fiscal 2008, our weighted average cost per pound increased 39% compared to fiscal 2007. In fiscal 2007 and fiscal 2008, we were adversely impacted by extraordinary increases in grain costs related primarily to our wild bird feed operations. The primary cause for the higher grain costs in fiscal 2008 was the inflationary pressures resulting from the macro-economic environment. The primary causes for the higher grain costs in fiscal 2007 were lower crop yields in 2006 due to drought conditions in key grain producing regions in the United States and farmers shifting to corn-based crops for the production of ethanol. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

Competition

The lawn and garden products industry is highly competitive. Our lawn and garden products compete against national and regional products and private label products produced by various suppliers. Our turf and forage grass seed products, fertilizers, pesticides and combination products compete principally against products marketed by The Scotts Miracle-Gro Company (“Scotts”). Scotts’ dominant position in the lawn and garden industry is a significant competitive disadvantage for our similar garden products. In addition, Spectrum Brands is a strong competitor with a broad product line. Garden Products competes primarily on the basis of its premium and value brands, quality, service, price, low cost manufacturing and strong brand names. Garden Products’ sales and logistics operations also compete with a large number of distributors, with competition based on price, service and personal relationships.

Significant Customers

Wal*Mart, our largest customer, represented approximately 18% of our total company net sales in fiscal 2009 and approximately 17% in fiscal 2008 and 2007, and represented approximately 32% of Garden Products’ net sales in fiscal 2009, 30% in fiscal 2008 and 31% in fiscal 2007. Sales to Home Depot represented approximately 14% of Garden Products’ net sales in fiscal 2009, 12% in fiscal 2008 and 14% in fiscal 2007. Sales to Lowe’s represented approximately 11% of our total company net sales in fiscal 2009, and represented approximately 22% of Garden Products’ net sales in fiscal 2009, 18% in fiscal 2008 and 17% in fiscal 2007. PETsMART represented approximately 10% of Pet Products’ net sales in fiscal 2009, 2008 and 2007. PETCO is also a significant customer.

Patents and Other Proprietary Rights

Our branded products companies hold numerous patents in the United States and in other countries and have several patent applications pending. We consider the development of patents through creative research and the maintenance of an active patent program to be advantageous to our business, but we do not regard the holding of any particular patent as essential to our operations.

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

Employees

As of September 26, 2009, we had approximately 4,300 employees of which approximately 3,900 were full-time employees and 400 were temporary or part-time employees. We also hire substantial numbers of additional temporary employees for the peak lawn and garden shipping season of February through June to meet the increased demand experienced during the spring and summer months. The majority of our temporary employees are paid on an hourly basis. Except for approximately 30 employees at a Kaytee facility in Rialto, California, none of our employees is represented by a labor union. We consider our relationships with our employees to be good.

Environmental and Regulatory Considerations

Many of the products that we manufacture or distribute are subject to local, state, federal and foreign laws and regulations relating to environmental matters. Such regulations are often complex and are subject to change. In the United States, all products containing pesticides must be registered with the United States Environmental Protection Agency (the “EPA”), in addition to individual state and/or foreign agency registrations, before they can be sold. All fertilizer products are also subject to state Department of Agriculture registration and foreign labeling regulations. Grass seed is also subject to state, federal and foreign labeling regulations.

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

Executive Officers

The following table sets forth the name, age and position of our executive officers as of November 1, 2009.

Name	Age	Position
William E. Brown	68	Chairman of the Board and Chief Executive Officer

Jeffrey A. Blade	48	Senior Vice President, Chief Financial Officer and Secretary

Glen R. Fleischer	55	President - Pet Products

Michael A. Reed	62	Executive Vice President

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

Jeffrey A. Blade. Mr. Blade has been our Senior Vice President, Chief Financial Officer and Secretary since September 2009. Prior to joining Central, Mr. Blade served as the Interim President of The Steak ‘N Shake Company, a publicly-traded restaurant company, from March 2008 to July 2008, as its Executive Vice President, Chief Financial & Administrative Officer from 2007 to July 2008, and as its Senior Vice President and Chief Financial Officer from 2004 to 2007. From 1999 to 2004, Mr. Blade was Vice President of Finance for the U.S. operations of Cott Corporation.

Glen R. Fleischer. Mr. Fleischer has been our President, Pet Products division since January 2009. Prior to joining Central, Mr. Fleischer was with Kraft Foods/ Nabisco, Inc. serving as the Vice President Business Development, Snacks and Cereals from 2004 to 2008, as its Vice President, Marketing, Confections from 2003 through 2004, as its Vice President, Marketing for the Biscuit Division from 2001 through 2003 and Vice President and Managing Director of Grocery Products from 1996 through 2001. Prior to joining Kraft/Nabisco, Mr. Fleischer held general management and marketing positions with Kimberly-Clark Corporation and The Procter & Gamble Company.

Michael A. Reed. Mr. Reed has been Executive Vice President since June 2000 and President of the Garden Products division since October 2007. Mr. Reed joined Central in 2000 and served as President of the Pet Products division from 2003 to 2004. Since 2004, Mr. Reed also has provided executive oversight to the Life Sciences Business Unit and Tech Pac LLC, an 80% owned subsidiary of Central. From February 1991 to May 2000, Mr. Reed served as President and CEO of PM Ag Products, Inc., a wholly owned subsidiary of global agri-business Tate & Lyle, PLC. From 1985 to 1991, he was Vice President and Regional General Manager of the Pacific Molasses Company. From 1983 to 1985, Mr. Reed served as a divisional Vice President of Beatrice Foods Company’s Agri-Products Division. Prior to joining Beatrice Foods, Mr. Reed practiced law in Springfield, Missouri.

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

We expect to continue to experience variability in our net sales, net income and cash flow on a quarterly basis. Factors that may contribute to this variability include:

•	fluctuations in prices of commodity grains and other input costs;

•	adverse weather conditions during peak gardening seasons and seasonality;

•	shifts in demand for lawn and garden products;

•	shifts in demand for pet products;

•	changes in product mix, service levels and pricing by us and our competitors;

•	the effect of acquisitions, including the costs of acquisitions that are not completed; and

•	economic stability of and strength of relationship with retailers.

These fluctuations could negatively impact our business and the market price of our common stock.

Seeds and grains we use to produce bird feed and grass seed are commodity products subject to price volatility that has had, and could have, a negative impact on us.

Our financial results are partially dependent upon the cost of raw materials and our ability to pass along increases in these costs to our customers. In particular, our Pennington and Kaytee subsidiaries are exposed to fluctuations in market prices for commodity seeds and grains used to produce bird feed. Historically, market prices for commodity seeds and grains have fluctuated in response to a number of factors, including changes in United States government farm support programs, changes in international agricultural and trading policies and weather conditions during the growing and harvesting seasons.

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

From the fourth quarter of fiscal 2006 to fiscal 2008, prices for some of our key crops increased substantially. In fiscal 2009, grain costs declined due primarily to deflationary pressures impacting the broader economy. Our weighted average cost per pound declined 13% compared to fiscal 2008 but remained 20% above fiscal 2007 levels. We can provide no assurance as to the timing or extent of our ability to implement additional price adjustments in the context of rising costs or in the event of increased costs in the future. Similarly, we can provide no assurance of our ability to retain pricing with our retailers in the context of declining costs. We also cannot predict to what extent price increases may negatively affect our sales volume.

A decline in consumers’ discretionary spending or a change in consumer preferences could reduce our sales and harm our business.

Our sales ultimately depend on consumer discretionary spending, which is influenced by factors beyond our control, including general economic conditions, the availability of discretionary income and credit, weather, consumer confidence and unemployment levels. For fiscal 2009, we experienced declines in sales as the result of the economic downturn. Any material decline in the amount of consumer discretionary spending could reduce our sales and harm our business. Since substantially all of our sales are in the United States, a declining U.S. economy may have a greater impact on us than on our competitors, some of which may have a larger percentage of international sales. These economic and market conditions, combined with continuing difficulties in the credit markets and the resulting pressures on liquidity, may also place a number of our key retail customers under financial stress, which would increase our credit risk and potential bad debt exposure.

The success of our business also depends in part on our ability to identify and respond to evolving trends in demographics and consumer preferences. For example, in the last three years, the demand for aquatics products has declined significantly. Our failure to timely identify or effectively respond to changing consumer tastes, preferences, spending patterns and lawn and garden and pet care needs could adversely affect the demand for our products and our profitability.

Inflation, deflation, economic uncertainty and other adverse macro-economic conditions may harm our business.

Our revenues and margins are dependent on various economic factors, including rates of inflation or deflation, energy costs, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. In fiscal 2007 and 2008, we were adversely impacted by rising input costs related to domestic inflation, particularly relating to grain and seed prices, fuel prices and the ingredients used in our garden fertilizer and chemicals, and many of our other input costs. The rising costs made it difficult for us to increase prices to our retail customers at a pace to enable us to return to historical margins. More recently, our business has been negatively impacted by the current downturn in the housing market and by declining consumer confidence, as well as other macro-economic factors. If we are unable to pass through rising input costs and raise the price of our products, or consumer confidence continues to weaken, we may experience gross margin declines.

Supply disruptions in pet birds and small animals may negatively impact our sales.

The federal government and many state governments have increased restrictions on the importation of pet birds and the production of small animals. These restrictions have resulted in reduced supply of new pet birds and animals and thus reduced demand for pet bird and small animal food and supplies. If these restrictions continue or become more severe, our future sales of these products would likely suffer, which would negatively impact our profitability. In addition, some countries have experienced outbreaks of avian flu. While the number of cases worldwide has declined, a significant outbreak in the United States would reduce demand for our pet and wild bird good and negatively impact our financial results

Our lawn and garden sales are highly seasonal and subject to adverse weather.

Because our lawn and garden products are used primarily in the spring and summer, Garden Products’ business is seasonal. In fiscal 2009, approximately 66% of Garden Products’ net sales and 59% of our total net sales occurred during our second and third fiscal quarters. Substantially all of Garden Products’ operating income is generated in this period. Our working capital needs and our borrowings generally peak in our second fiscal quarter, because we are generating lower revenues while incurring expenses in preparation for the spring selling season. If cash on hand and borrowings under our credit facility are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business.

Because demand for lawn and garden products is significantly influenced by weather, particularly weekend weather during the peak gardening season, our results of operations and cash flow could also be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, water shortages or floods.

Rising energy prices could adversely affect our operating results.

During fiscal 2007 and 2008, energy prices increased dramatically, which resulted in increased fuel costs for our businesses and raw materials costs for many of our branded products. Although energy prices have declined in 2009, rising energy prices in the future could adversely affect consumer spending and demand for our products and increase our operating costs, both of which would reduce our sales and operating income.

We depend on a few customers for a significant portion of our business.

Wal*Mart, our largest customer, accounted for approximately 18% of our net sales in fiscal 2009 and approximately 17% in fiscal 2008 and 2007. Lowe’s accounted for approximately 11% of our net sales in fiscal 2009, and 8% in fiscal 2008 and 2007. In addition, Home Depot, PETsMART and PETCO are also significant customers, although each accounted for less than 10% of our net sales and, together with Wal*Mart and Lowe’s, accounted for approximately 46% of our net sales in fiscal 2009, and approximately 41% in fiscal 2008 and 2007. The market share of each of these key retailers has increased and may continue to increase in future years.

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

A significant deterioration in the financial condition of one of our major customers could have a material adverse effect on our sales, profitability and cash flow. We continually monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a bankruptcy filing or liquidation by a key customer could have a material adverse effect on our business, results of operations and financial condition in the future.

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

In fiscal 2005, we began incurring costs associated with designing and implementing SAP, a new company-wide enterprise resource planning software system with the objective of gradually migrating to the new system. Upon completion, this new system will replace our numerous existing accounting and financial reporting systems, most of which were obtained in connection with business acquisitions. We anticipate investing approximately an additional $5 million in fiscal 2010 for planned implementations. Capital expenditures for our new enterprise resource planning software system for fiscal 2011 and beyond will depend upon the pace of conversion for those remaining legacy systems. If we do not complete the implementation of the project timely and successfully, we may experience, among other things, additional costs associated with completing this project and a delay in our ability to improve existing operations, support future growth and enable us to take advantage of new applications and technologies. All of this may also result in a distraction of management’s time, diverting their attention from our existing operations and strategy.

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

We outsource a significant amount of our manufacturing requirements to third party manufacturers located in China. This international sourcing subjects us to a number of risks, including: the impact on sourcing or manufacturing as a result of public health and contamination risks in China; social and political disturbances and instability; export duties, import controls, tariffs, quotas and other trade barriers; shipping and transportation problems; and fluctuations in currency values. Because we rely on Chinese third-party manufacturers for a substantial portion of our product needs, any disruption in our relationships with these manufacturers could adversely affect our operations.

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

Deterioration in operating results could prevent us from fulfilling our obligations under the terms of our indebtedness or impact our ability to refinance our debt on favorable terms as it matures.

We have, and we will continue to have, a significant amount of indebtedness. As of September 26, 2009, we had total indebtedness of approximately $408.1 million. This level of indebtedness and future borrowing needs could have material adverse consequences for our business, including:

•	make it more difficult for us to satisfy our obligations with respect to the terms of our indebtedness;

•

require us to dedicate a large portion of our cash flow to pay principal and interest on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other business activities;

•	increase our vulnerability to adverse industry conditions, including unfavorable weather conditions or continued grain price increases;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	restrict us from making strategic acquisitions or exploiting business opportunities;

•	place us at a competitive disadvantage compared to competitors that have less debt; and

•	limit our ability to borrow additional funds at reasonable rates, if at all.

In addition, since a portion of our debt bears interest at variable rates, an increase in interest rates or interest rate margins as defined under the credit agreement will create higher debt service requirements, which would adversely affect our cash flow.

Our $350 million revolving credit facility matures in February 2011. If the financial market conditions or our financial performance have deteriorated when we undertake to refinance this debt, we could experience difficulty refinancing on favorable terms, if at all.

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

As of November 13, 2009, William E. Brown, our Chairman, beneficially owned 1,600,459 shares of our Class B common stock (out of a total of 1,652,262 outstanding shares), 1,418,063 shares of our common stock and 3,169,885 shares of our Class A common stock and thereby controlled approximately 49.4% of the voting power of our capital stock. Accordingly, except to the extent that a class vote of the common stock is required by applicable law, he can effectively control all matters requiring stockholder approval, including the election of our directors, and can exert substantial control over our management and policies. The disproportionate voting rights of our common stock and Class B common stock and Mr. Brown’s substantial holdings of Class B common stock could have an adverse effect on the market price of our common stock and Class A common stock. Also, such disproportionate voting rights and Mr. Brown’s controlling interest may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our other stockholders, which could thereby deprive holders of common stock or Class A common stock of an opportunity to sell their shares for a “take-over” premium.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently operate 40 manufacturing facilities totaling approximately 4,218,000 square feet and 29 sales and logistics facilities totaling approximately 3,749,000 square feet. Most sales and logistics centers consist of office and warehouse space, and several large bays for loading and unloading. Each sales and logistics center provides warehouse, distribution, sales and support functions for its geographic area. Our executive offices are located in Walnut Creek, California.

The table below lists Pet Products’ manufacturing and sales and logistics facilities. Numbers in parenthesis represent multiple locations.

Location	Type of Facility	Owned or Leased
Phoenix, AZ (2)	Sales and Logistics	Owned
Azusa, CA	Manufacturing	Leased
Carson, CA	Manufacturing	Leased
Irwindale, CA	Manufacturing	Leased
Rialto, CA	Manufacturing	Owned
Sacramento, CA	Sales and Logistics	Leased
Santa Fe Springs, CA	Sales and Logistics	Leased
Aurora, CO	Sales and Logistics	Leased
Tampa, FL	Sales and Logistics	Leased
Norcross, GA	Sales and Logistics	Leased
Elk Grove Village, IL	Manufacturing	Leased
Council Bluffs, IA	Manufacturing	Owned
Mahwah, NJ	Sales and Logistics	Leased
Neptune City, NJ	Manufacturing	Owned
Neptune City, NJ	Manufacturing	Leased
Hauppauge, NY (2)	Manufacturing	Leased
Cressona, PA	Manufacturing	Owned
Dallas, TX	Manufacturing	Owned
Dallas, TX	Sales and Logistics	Leased
Algona, WA	Sales and Logistics	Leased
Chilton, WI	Manufacturing	Owned
Franklin, WI	Manufacturing	Owned
Guangzhou, China	Manufacturing	Leased
Pune, India	Manufacturing	Leased
Dorking, Surrey, UK	Manufacturing	Leased
Somerset, UK	Sales and Logistics	Leased

The table below lists Garden Products’ manufacturing and sales and logistics facilities. Numbers in parenthesis represent multiple locations.

Location	Type of Facility	Owned or Leased
Cullman, AL	Sales and Logistics	Owned
Roll, AZ	Manufacturing	Owned
Yuma, AZ	Manufacturing	Leased
El Centro, CA	Manufacturing	Owned
Ontario, CA	Sales and Logistics	Leased
Sacramento, CA	Sales and Logistics	Leased
San Leandro, CA	Manufacturing	Leased
Stockton, CA	Manufacturing	Leased
Longmont, CO	Manufacturing	Owned
Covington, GA	Sales and Logistics	Leased
Eatonton, GA	Manufacturing	Owned
Madison, GA (3)	Manufacturing	Leased
Madison, GA (2)	Manufacturing	Owned
Madison, GA	Sales and Logistics	Owned
Ligonier, IN	Manufacturing	Owned
Munster, IN	Sales and Logistics	Leased
Lexington, KY	Sales and Logistics	Leased
Foxboro, MA	Sales and Logistics	Leased
Taunton, MA	Sales and Logistics	Leased
Laurel, MD	Sales and Logistics	Leased
Greenfield, MO (2)	Manufacturing	Owned
Greenfield, MO	Sales and Logistics	Owned
Sidney, NE	Manufacturing	Owned
Peebles, OH (2)	Manufacturing	Owned
Piketon, OH	Manufacturing	Leased
Lebanon, OR	Manufacturing	Leased
Lebanon, OR (2)	Manufacturing	Owned
Portland, OR	Sales and Logistics	Leased
Columbia, SC (2)	Sales and Logistics	Leased
Grand Prairie, TX (2)	Sales and Logistics	Leased
Houston, TX	Sales and Logistics	Leased
Kenbridge, VA	Sales and Logistics	Leased
Northbend, WA	Manufacturing	Leased

We lease 19 of our manufacturing facilities and 24 of our sales and logistics facilities. These leases generally expire between 2010 and 2020. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. The facilities we own are subject to major encumbrances under our principal credit facility. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks and warehousing, transportation and computer equipment.

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

	Common Stock		Class A Common Stock
	High	Low	High	Low
Fiscal 2008
First Quarter	$9.44	$4.34	$9.49	$4.15
Second Quarter	6.26	3.97	5.51	3.84
Third Quarter	8.00	3.95	7.46	3.80
Fourth Quarter	6.35	4.46	6.14	3.99

Fiscal 2009
First Quarter	$5.91	$2.42	$6.01	$2.24
Second Quarter	8.04	5.52	7.76	5.69
Third Quarter	11.63	7.57	10.70	7.31
Fourth Quarter	13.52	9.92	12.14	8.97

As of November 13, 2009, there were approximately 163 holders of record of our common stock, approximately 198 holders of record of our Class A nonvoting common stock and five holders of record of our Class B stock.

We have not paid any cash dividends on our common stock or our Class A common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock or our Class A common stock in the foreseeable future. In addition, our credit facility and senior subordinated notes restrict our ability to pay dividends. See Note 9 to our fiscal 2009 consolidated financial statements.

Stock Performance Graph

The following graph compares the percentage change of our cumulative total stockholder return on our Common Stock (“CENT”) for the period from September 25, 2004 to September 26, 2009 with the cumulative total return of the NASDAQ Composite (U.S.) Index and the Dow Jones Non-Durable Household Products Index, a peer group index consisting of approximately 30 manufacturers and distributors of household products.

The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our Common Stock.

Total Return Analysis

	9/25/04	9/24/05	9/30/06	9/29/07	9/27/08	9/26/09
Central Garden & Pet Company	100.0	141.8	155.3	84.9	58.3	112.2
NASDAQ Composite	100.0	113.4	122.0	147.0	119.8	116.0
Dow Jones US Nondurable Household Products	100.0	106.2	119.9	138.3	138.3	121.0

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth the repurchases of any equity securities during the fourth quarter of the fiscal year ended September 26, 2009 and the dollar amount of authorized share repurchases, remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
June 28, 2009 – August 1, 2009	607	(2)	$9.97	—	$66,288,000
August 2, 2009 – August 29, 2009	696,722	(3)	12.36	692,699	57,727,000
August 30, 2009 – September 26, 2009	926,755		11.61	926,755	46,963,000

Total	1,624,084		$11.93	1,619,454	$46,963,000

(1)	In December 2005, the Board of Directors authorized the repurchase of up to $100 million of Central’s common stock. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants within our credit facility which restrict our ability to repurchase our stock.
(2)	The 607 shares purchased during the period indicated represent withholding of a portion of shares to cover tax withholding obligations in connection with the vesting of restricted stock and the exercise of stock options.
(3)	Includes 4,023 shares purchased during the period indicated representing withholding of a portion of shares to cover tax withholding obligations in connection with the vesting of restricted stock and the exercise of stock options.

During the fourth quarter of fiscal 2009, we repurchased approximately 1.6 million shares of our common stock for approximately $19.3 million.

Item 6. Selected Financial Data

The following selected statement of operations and balance sheet data as of and for the five fiscal years in the period ended September 26, 2009 has been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto in “Item 8 – Financial Statements and Supplementary Data” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Fiscal Year Ended
	September 24, 2005	September 30, 2006(6)	September 29, 2007	September 27, 2008	September 26, 2009
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales (1)	$1,380,644	$1,621,531	$1,671,145	$1,705,386	$1,614,300
Cost of goods sold and occupancy	937,989	1,086,219	1,136,825	1,184,058	1,086,974

Gross profit	442,655	535,312	534,320	521,328	527,326
Selling, general and administrative expenses	342,526	398,510	434,903	415,978	401,340
Goodwill and other impairments (2)	—	—	—	429,764	—

Income (loss) from operations	100,129	136,802	99,417	(324,414)	125,986
Interest expense, net	(20,660)	(37,670)	(48,147)	(37,273)	(22,061)
Other income	4,576	3,083	2,402	2,116	52

Income (loss) before income taxes and minority interest	84,045	102,215	53,672	(359,571)	103,977
Income taxes (tax benefit)	30,258	35,791	19,999	(93,069)	36,368

Income (loss) before minority interest	53,787	66,424	33,673	(266,502)	67,609
Minority interest	—	890	1,369	833	1,661

Net income (loss)	$53,787	$65,534	$32,304	$(267,335)	$65,948

Income (loss) per share (3):
Basic	$0.86	$0.97	$0.46	$(3.76)	$0.95

Diluted	$0.83	$0.95	$0.45	$(3.76)	$0.94

Weighted average shares used in the computation of income (loss) per share (3) :
Basic	62,439	67,833	70,824	71,117	69,499
Diluted (4)	64,578	69,054	72,050	71,117	70,264

Other Data:
Depreciation and amortization	$19,600	$23,957	$30,717	$32,517	$29,155
Capital expenditures	$18,676	$47,589	$60,038	$22,349	$16,505
Cash from operating activities	$57,659	$95,166	$38,535	$115,028	$221,638
Cash used in investing activities	$(65,808)	$(427,721)	$(92,460)	$(15,406)	$(20,542)
Cash from (used in) financing activities	$25,085	$332,239	$46,475	$(93,935)	$(142,011)
Ratio of earnings to fixed charges (5)	4.41	3.37	2.05	—	5.36

	September 24, 2005	September 30, 2006	September 29, 2007	September 27, 2008	September 26, 2009
Balance Sheet Data:
Cash	$28,792	$28,406	$21,055	$26,929	$85,668
Working capital	343,460	427,398	470,216	450,704	427,243
Total assets	1,056,349	1,533,823	1,646,822	1,259,318	1,150,925
Total debt	323,064	568,449	610,523	523,147	408,085
Shareholders’ equity	547,178	727,359	776,973	508,758	545,085

(1)	Fiscal year 2006 included 53 weeks; fiscal years 2005, 2007, 2008 and 2009 included 52 weeks.
(2)	During fiscal 2008, we recognized non-cash charges of $403 million related to goodwill impairments within our Pet Products and Garden Products segments and $27 million for impairments of long-lived assets in our Garden Products segment.
(3)	All share and per share amounts have been retroactively adjusted to reflect the February 5, 2007 Class A Common stock dividend for all periods presented.
(4)	The potential effects of stock awards are excluded from the diluted earnings per share calculation for the fiscal year ended September 27, 2008, because their inclusion in a net loss period would be anti-dilutive.
(5)	For the purposes of determining the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes and minority interest and after eliminating undistributed earnings of equity method investees and before fixed charges. Fixed charges consist of interest expense incurred, the portion of rental expense under operating leases deemed by management to be representative of the interest factor and amortization of deferred financing costs. For the fiscal year ended September 27, 2008, earnings were insufficient to cover fixed charges by approximately $360.5 million, and the ratio for that fiscal year is not considered meaningful.
(6)	We completed five acquisitions during fiscal 2006. The consolidated financial statements include the effects of these acquired businesses from the dates of acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Central Garden & Pet Company is a leading innovator, marketer and producer of quality branded products. We are one of the largest suppliers in the pet and lawn and garden supplies industries in the United States. The total pet industry is estimated to be approximately $31 billion in annual retail sales. We estimate the annual retail sales of the pet supplies and ultra-premium pet food markets in the categories in which we participate to be approximately $15 billion. As of 2009, the total lawn and garden industry in the United States is estimated to be approximately $24 billion in annual retail sales. We estimate the annual retail sales of the lawn and garden supplies markets in the categories in which we participate to be approximately $6.2 billion.

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

Our lawn and garden products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, ant and other herbicide, insecticide and pesticide products; and decorative outdoor lifestyle and lighting products including pottery, trellises and other wood products and holiday lighting. These products are sold under a number of brand names including: AMDRO®, GKI/Bethlehem Lighting, Grant’s, Ironite®, Lilly Miller®, Matthews Four SeasonsTM, New England Pottery®, Norcal Pottery®, Pennington®, Over’n Out®, Sevin®, Smart SeedTM and The Rebels®.

In fiscal 2009, our consolidated net sales were $1.6 billion, of which our lawn and garden segment, or Garden Products, accounted for approximately $781.1 million and our pet segment, or Pet Products, accounted for approximately $833.2 million. In fiscal 2009, our branded product sales were approximately $1.4 billion, or approximately 85% of total sales, sales of other manufacturers’ products were approximately 15% of total sales, and our gross profit margins were 32.7%. In fiscal 2009, our income from operations was $126.0 million, of which Garden Products accounted for $68.9 million and Pet Products accounted for $102.2 million, before corporate expenses and eliminations of $45.1 million.

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

Recent Developments

Fiscal 2009 Operating Performance Improvement. We showed improved performance in fiscal 2009 despite a challenging economic environment. We achieved our improved performance by maintaining a strict focus on our core operating objectives: reducing our investment in working capital, lowering expenses and improving gross margins.

Financial highlights include:

•	Net sales for fiscal 2009 decreased $91 million, or 5.3%, to $1.6 billion.

•	Net earnings for fiscal 2009 were $65.9 million, or $0.94 per share on a diluted basis.

•	Gross margin increased 210 basis points in fiscal 2009 to 32.7%.

•	Selling, general & administrative expenses decreased $15 million, or 3.5%, to $401 million in fiscal 2009.

•	We generated cash flows for operating activities of approximately $222 million during fiscal 2009, an increase of $107 million as compared to fiscal 2008.

•	We reduced our outstanding debt by $115 million.

Repurchase of Company Stock. During fiscal 2009, we repurchased 2.2 million shares of our voting common stock (CENT) at an aggregate cost of approximately $19.3 million, or approximately $8.68 per share and 2.1 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $17.8 million, or approximately $8.55 per share.

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

•

We also reviewed certain other long-lived assets, including intangibles and property, plant and equipment, for potential impairment. An impairment loss would be recognized for amortizable intangible assets and property, plant and equipment when estimated undiscounted future cash flows expected to result from the use of an asset is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. In fiscal 2008, indicators of impairment were identified within the Garden Products segment related to the current operating losses of a business unit and certain trade names. Accordingly, we recognized a $27 million impairment charge, related to those assets.

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

•

In December 2007, we sold a facility for approximately $5.1 million. Proceeds were comprised of cash of $1.3 million and a $3.8 million recourse note payable due in full in January 2009. We are leasing back the property from the purchaser and are accounting for the leaseback as an operating lease. We recognized a gain of approximately $4.6 million in Garden Products. In January 2009 and through September 26, 2009, we extended the terms of the note payable on a month-to-month basis and are continuing to lease the property on a month-to-month basis. Although we retain our rights under the terms of the recourse note, it now appears the ultimate repayment may be dependent on the buyer’s sale of the facility. Accordingly, in fiscal 2009, we revised our accounting to reverse the previously recognized sale and associated gain for accounting purposes.

•

In December 2007, we received approximately $5.0 million in cash related to the settlement of a legal dispute that is included in Corporate. Additionally, we sold the net assets of our live bird business for approximately $1.2 million in cash and recognized a loss of approximately $1.6 million in Pet Products.

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	Fiscal Year Ended
	September 29, 2007	September 27, 2008	September 26, 2009
Net sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy	68.0	69.4	67.3

Gross profit	32.0	30.6	32.7
Selling, general and administrative	26.0	24.4	24.9
Goodwill and other impairments	—	25.2	—

Income (loss) from operations	6.0	(19.0)	7.8
Interest expense, net	(2.9)	(2.1)	(1.4)
Other income	0.1	0.1	—
Income (taxes) benefit	(1.2)	5.4	(2.2)
Minority interest	(0.1)	(0.1)	(0.1)

Net income (loss)	1.9%	(15.7)%	4.1%

Fiscal 2009 Compared to Fiscal 2008

Net Sales

Net sales for fiscal 2009 decreased $91.1 million, or 5.3%, to $1,614.3 million from $1,705.4 million in fiscal 2008. This was due to a $78.6 million, or 5.4%, decrease in our branded product sales and a $12.5 million, or 4.9%, decrease in the sales of other manufacturers’ products. Branded product sales include products we manufacture under Central brand names and products we manufacture under third-party brands. Sales of our branded products represented 85% of our total sales in fiscal 2009.

The following table indicates each class of similar products which represented more than 10% of our consolidated net sales in the fiscal years presented (in millions).

Category	2009	2008	2007
Grass seed	$174.5	$206.3	$195.7
Bird feed	200.7	199.7	168.3
Garden chemicals and control products	270.5	247.6	257.4
Other garden supplies	211.8	232.6	221.5
Other pet supplies	756.8	819.2	828.2

Total	$1,614.3	$1,705.4	$1,671.1

Garden Products’ sales for fiscal 2009 decreased $26.5 million, or 3.3%, to $781.1 million from $807.6 million in fiscal 2008. In fiscal 2009, garden branded product sales decreased $17.6 million and sales of other manufacturers’ products decreased $8.9 million. The decline in branded product sales was due primarily to lower grass seed sales and Christmas lighting products, due to reduced consumer spending resulting from the economic slow-down and continued tightening of retailer inventory, partially offset by increased sales of garden chemical and controls.

Pet Products’ sales for fiscal 2009 decreased $64.6 million, or 7.2%, to $833.2 million from $897.8 million in fiscal 2008. Pet branded product sales decreased $61.1 million and sales of other manufacturers’ products decreased $3.6 million in fiscal 2009 as compared with fiscal 2008. The decline in branded product sales was due primarily to decreased sales of approximately $15.8 million of aquatic products, pet professional products of approximately $14 million and $8.5 million of bird and small animal products. These decreases were due primarily to continued softness in the consumer and professional product categories, continued tightening of inventory at retailers and SKU rationalization.

Gross Profit

Gross profit increased $6.0 million, from $521.3 million in fiscal 2008 to $527.3 million in fiscal 2009. Gross profit increased $31.0 million, or 15.4%, in Garden Products and decreased $25.0 million, or 7.8%, in Pet Products. Gross profit as a percentage of net sales increased from 30.6% in fiscal 2008 to 32.7% in fiscal 2009. Garden Products margin increased 480 basis points, due primarily to increased sales of higher margin garden control products and a combination of lower input costs and improved pricing for several of our product lines, which was partially offset by lower sales of higher margin active ingredient-based products in Pet Products.

Selling, General and Administrative

Selling, general and administrative expenses decreased $14.7 million, or 3.5%, from $416.0 million in fiscal 2008 to $401.3 million in fiscal 2009. As a percentage of net sales, selling, general and administrative expenses increased from 24.4% in fiscal 2008 to 24.9% in fiscal 2009. The change in selling, general and administrative expenses, discussed further below, was due primarily to decreased selling and delivery expenses.

Selling and delivery expense decreased by $20.1 million, or 9.0%, from $222.1 million in fiscal 2008 to $202.0 million in fiscal 2009. The decreased expense was due primarily to lower freight and fuel related costs and lower advertising and marketing costs. Selling and delivery expenses as a percentage of net sales decreased from 13.0% in fiscal 2008 to 12.5% in fiscal 2009.

Facilities expense decreased $4.0 million, or 26.3%, from $15.2 million for fiscal year 2008 to $11.2 million for fiscal year 2009 due primarily to cost savings from the consolidation of our west coast distribution facilities.

Warehouse and administrative expense increased $9.4 million, or 5.3%, from $178.7 million in fiscal 2008 to $188.1 million in fiscal 2009. The increase in fiscal 2009 was due to the absence in 2009 of gains of $11.1 million from the sale of assets and a legal settlement in fiscal 2008. Absent the net gains in fiscal 2008, there was a minor decrease in warehouse and administrative expense with lower employee related costs and lower facility equipment costs offset by increased third party service expense and a reversal of a previously recognized gain from a property sold in fiscal 2008.

Other Income

Other income decreased $2.0 million from $2.1 million in fiscal 2008 to $0.1 million in fiscal 2009. The decrease was due primarily to lower earnings from investments accounted for under the equity method investment of accounting, one of which is no longer accounted for under the equity method of accounting.

Interest Expense

Net interest expense decreased $15.2 million, or 40.8%, from $37.3 million in fiscal 2008 to $22.1 million in fiscal 2009. The decrease was due primarily to lower interest rates on our floating rate debt and decreased average borrowings. Average borrowings for fiscal 2009 were $489.5 million compared to $619.1 million in fiscal 2008. Working capital requirements decreased due primarily to lower inventory levels and more efficient collection of receivables. The average interest rates for fiscal 2009 and 2008 were 4.4% and 5.8%, respectively.

Income Taxes

Our effective income tax rate in fiscal 2009 was 35.0%, compared to a benefit of 25.8% in fiscal 2008. Our 2009 tax expense rate is lower than our statutory rate due primarily to added utilization of research and development tax credits and a decrease to state valuation allowances. The fiscal 2008 rate was lower than the statutory rate due primarily to the non-deductible portion of the non-cash goodwill impairment charge.

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

Inflation

The results of operations and financial condition are presented based upon historical cost. While it is difficult to accurately measure the impact of inflation, we believe that the effects of inflation, if any, on our operations were not material in fiscal 2009.

Weather and Seasonality

Historically, our sales of lawn and garden products have been influenced by weather and climate conditions in the different markets we serve. Additionally, our Garden Products’ business has historically been highly seasonal. In fiscal 2009, approximately 66% of Garden Products’ net sales and 59% of our total net sales occurred in the second and third fiscal quarters. Substantially all of Garden Products’ operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.

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

We service two broad markets: pet supplies and lawn and garden supplies. Our pet supplies businesses involve products that have a year round selling cycle with a slight degree of seasonality. As a result, it is not necessary to maintain large quantities of inventory to meet peak demands. On the other hand, our lawn and garden businesses are highly seasonal with approximately 66% of Garden Products’ net sales occurring during the second and third fiscal quarters. For many manufacturers of garden products, this seasonality requires them to ship large quantities of their product well ahead of the peak consumer buying periods. To encourage distributors to stock large quantities of inventory, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.

Cash provided by operating activities increased $106.6 million from $115.0 million in fiscal 2008 to $221.6 million in fiscal 2009. The increase was due to our strong operating performance as well as better working capital management, primarily due to the reduction of inventory levels and more efficient collection of receivables.

Net cash used in investing activities increased $5.1 million from approximately $15.4 million in fiscal 2008 to approximately $20.5 million in fiscal 2009. The increase was due primarily to the absence in 2009 of $12.1 million of proceeds from the sales of facilities in fiscal 2008, partially offset by lower capital spending in fiscal 2009.

Net cash used in financing activities increased $48.1 million from $93.9 million in fiscal 2008 to $142.0 million in fiscal 2009. The increase was due primarily to the use of additional operating cash flow generated in fiscal 2009, which enabled us to reduce our reliance on our revolving line of credit and pay down the balance. Additionally, during fiscal 2009, we repurchased 2.2 million shares of our voting common stock (CENT) at an aggregate cost of approximately $19.3 million and 2.1 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $17.8 million.

As of September 26, 2009, we have $650 million in senior secured credit facilities, consisting of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. Interest on the revolving credit facility is based, at our option, on a rate equal to prime plus a margin, which fluctuates from 0% to 0.375%, or LIBOR plus a margin, which fluctuates from 0.75% to 1.50%, determined quarterly based on our consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of September 26, 2009, the applicable interest rate on the revolving credit facility related to base rate borrowings was 3.38%, and the applicable interest rate related to LIBOR rate borrowings was 1.77%. Interest on the term loan is based, at our option, on a rate equal to LIBOR plus a margin, which fluctuates from 1.50% to 1.75%, or the prime rate plus a margin, which fluctuates from 0.50% to 0.75. As of September 26, 2009, the applicable interest rate on the term loan related to base rate borrowings was 3.75%, and the applicable rate related to LIBOR rate borrowings was 1.77%. The term loan is payable in quarterly installments of $750,000 with the balance payable in September 2012.

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

We were in compliance with all financial covenants as of September 26, 2009. There was no outstanding balance at September 26, 2009 under the $350 million revolving credit facility. There were $16.4 million of outstanding letters of credit. After giving effect to the financial covenants in the credit agreement, the remaining potential borrowing capacity was $256.3 million. Additionally, as of September 26, 2009, we had cash and cash equivalents of $85.7 million.

Our credit facility contains mandatory prepayment provisions when the Company has excess cash flow. Accordingly, in December 2008, we repaid approximately $21.6 million of the term loan as required by this provision. As of September 26, 2009, the total outstanding balance of our term loan was $268.6 million.

We also have outstanding $150 million of 9-1/8% senior subordinated notes due 2013. In October 2003, we entered into a $75 million pay-floating interest rate swap effectively converting half of its $150 million fixed rate 9-1/8 % senior subordinated notes to a floating rate of LIBOR + 4.04%. In February 2009, the swap was terminated prior to its maturity by the counterparty in accordance with the terms of the interest rate swap agreement. As a result of this swap termination, we received cash proceeds and realized a settlement gain of $2.3 million that was recorded as an adjustment to the carrying amount of the related debt. The settlement gain is being amortized as an offset to interest expense over the remaining term of the debt, which matures in February 2013.

In connection with the 2006 purchase by a wholly-owned subsidiary of an additional 60% equity interest in Tech Pac L.L.C., we deposited approximately $15.5 million into an escrow for possible contingent performance-based payments. In March 2009, a net amount of $4.8 million in cash was paid in performance-based payments, which we recognized as additional goodwill. There are no remaining contingent performance-based payments due to the seller. As part of the resolution of the contingent payments, we became the beneficiary of the remaining funds in the escrow, which are comprised primarily of $12.8 million of aggregate principal amount of the senior subordinated notes. The senior subordinated notes contained within the escrow accounts have been recorded as a reduction of debt for accounting purposes against our outstanding senior subordinated notes balance as of September 26, 2009. The senior subordinated notes continue to be held in the escrow and have not been retired.

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

During fiscal 2009, we repurchased 2.2 million shares of our common stock for an aggregate price of approximately $19.3 million and 2.1 million shares of our Class A common stock for an aggregate price of approximately $17.8 million. Our Board of Directors has authorized the repurchase of up to a total of $100 million of our common stock, of which approximately $53.0 million have been repurchased to date. We expect to continue our repurchases from time to time depending on market conditions and subject to the ability to effect repurchases under our credit facility.

At September 26, 2009, our total debt outstanding was $408.1 million versus $523.1 million at September 27, 2008.

The table below presents our significant contractual cash obligations by fiscal year:

Contractual Obligations	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Thereafter	Total
	(in millions)
Long-term debt, including current maturities (1)	$3.3	$3.1	$262.6	$137.2	$—	$—	$406.2
Interest payment obligations (2)	19.0	18.9	18.9	5.7		—	62.5
Operating leases	23.4	15.5	9.2	6.6	4.1	8.8	67.6
Purchase commitments (3)	72.2	39.1	30.3	20.3	14.8	10.3	187.0
Performance-based payments (4)	—	—	—	—	—	—	—

Total	$117.9	$76.6	$321.0	$169.8	$18.9	$19.1	$723.3

(1)	Excludes $16.4 million of outstanding letters of credit related to normal business transactions. See Note 9 to the consolidated financial statements for further discussion of long-term debt.
(2)	Estimated interest payments to be made on our long-term debt. Interest rates used to determine interest payments on variable rate debt are based on our estimates of future interest rates as of the end of fiscal 2009. See Note 9 to the consolidated financial statements for description of interest rate terms.
(3)	Contracts for purchases of grains, grass seed and pet food ingredients, used primarily to mitigate risk associated with increases in market prices and commodity availability.
(4)	Possible performance-based payments associated with prior acquisitions of businesses are not included in the above table, because they are based on future performance of the businesses acquired, which is not yet known. Performance-based payments in fiscal 2009 were approximately $6.5 million, approximately $4.0 million in fiscal 2008, and approximately $0.5 million in fiscal 2007. Performance-based periods extend through 2014.

We adopted provisions of Accounting Standards Codification (ASC) 740, “Income Taxes,” on the first day of fiscal 2008, which resulted in a $0.5 million increase to our liability for uncertain tax position. The increase was recorded as a cumulative effect adjustment to retained earnings. As of September 26, 2009, we had unrecognized tax benefits of $0.9 million and accrued interest and penalties of $0.1 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

We believe that cash flows from operating activities, funds available under our revolving credit facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $30 million for the next 12 months, which is related primarily to replacements and upgrades to plant and equipment and investment in our implementation of a scalable enterprise-wide information technology platform. We are investing in this information technology platform to improve existing operations, to support future growth and enable us to take advantage of new applications and technologies. We have invested approximately $42 million from fiscal 2005 through fiscal 2009 in this initiative and plan to invest up to an additional $5 million in fiscal 2010 for planned implementations. Capital expenditures for 2011 and beyond will depend upon the pace of conversion of those remaining legacy systems. This initiative, when complete, will combine our numerous information systems into one enterprise system and create a common business model and common data, which should create greater efficiency and effectiveness.

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

Recent Accounting Pronouncements

Accounting Standards Codification

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated, and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements and this Form 10-K have been changed to refer to the appropriate section of ASC.

Fair Value Measurements

ASC 820, “Fair Value Measurements and Disclosures,” provides a consistent definition of fair value that focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-level hierarchy for fair value measurements. On September 28, 2008, we adopted the applicable sections of ASC 820 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. At that time, we elected to defer adoption of ASC 820 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. On September 27, 2009, we will adopt the sections of ASC 820 regarding nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The applicable sections of ASC 820 were applied prospectively. The adoption of the various sections of ASC 820 on September 28, 2008 did not have a material impact on our consolidated financial statements.

On June 27, 2009, we adopted ASC 820-10-65-4, “Fair Value Measurements and Disclosures.” This section provides additional guidance for estimating fair value when an asset or liability experiences a significant decrease in volume and activity in relation to their normal market activity. Additionally, this section provides guidance on identifying circumstances that may indicate if a transaction is not orderly. Retrospective application of this section to a prior interim or annual reporting period was not permitted. The adoption of this section did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value.” ASU 2009-05 amends ASC 820, “Fair Value Measurements,” by providing additional guidance on determining the fair value of liabilities when a quoted price in an active market for an identical liability is not available. This ASU became effective for us on September 27, 2009 and is not expected to have a significant impact on the measurement of our liabilities as of that date; however, the ASU may affect the fair value measurement of liabilities for future acquisitions and divestitures.

Financial Instruments

On June 27, 2009, we adopted ASC 825-10-65-1, “Financial Instruments.” This section requires disclosures about the fair value of financial instruments for interim reporting periods and annual financial statements. This section does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The adoption of this section did not have a material impact on our consolidated financial statements. Refer to Financial Note 3, “Financial Instruments,” for further discussion.

Debt and Equity Securities

On June 27, 2009, we adopted ASC 320-10-65-1, “Investments – Debt and Equity Securities.” This section of the Codification revises guidance for determining how and when to recognize other-than-temporary impairments of debt securities for which changes in fair value are not regularly recognized in earnings and the financial statement presentation of such impairments. This section also expands and increases the frequency of disclosures related to other-than-temporary impairments of both debt and equity securities. Upon adoption, this section did not have a material impact on our consolidated financial statements.

Subsequent Events

On June 27, 2009, we adopted ASC 855-10, “Subsequent Events.” This ASC establishes general standards of accounting and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this ASC requires us to evaluate all subsequent events that occur after the balance sheet date through the date and time our financial statements are issued.

Disclosures about Derivative Instruments and Hedging Activities

On September 27, 2009, we adopted provisions of ASC 815, “Derivatives and Hedging,” which requires entities to disclose: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We do not anticipate the adoption of the provisions of this ASC to have a material impact on our consolidated financial statements.

Business Combinations

On September 27, 2009, we adopted the applicable sections of ASC 805, “Business Combinations.” ASC 805 provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquiree in a business combination. Additionally, this ASC provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 amends the applicable sections of ASC 740, “Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions made prior to September 27, 2009 also fall within the scope of these sections. The adoption of the applicable sections of this ASC may have an impact on the accounting for any future acquisitions or divestitures.

On September 27, 2009, we adopted the applicable sections of ASC 805, “Business Combinations,” that address accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. These applicable sections address application issues raised on the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. These sections generally apply to assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 450, “Contingencies,” if not acquired or assumed in a business combination. The adoption of these applicable sections may have an impact on the accounting for any future acquisitions or divestitures.

Noncontrolling Interests in Consolidated Financial Statements

On September 27, 2009, we adopted ASC 810-10-65-1, “Consolidation.” This section requires reporting entities to present noncontrolling interests in any of its consolidated entities as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The adoption will impact the presentation format of our consolidated statements of operations and consolidated balance sheets, but will not have an impact on net earnings or equity attributable our shareholders.

Intangible Assets

On September 27, 2009, we adopted the applicable sections of ASC 275, “Risks and Uncertainties,” and ASC 350, “Intangibles – Goodwill and Other,” that address the determination of the useful life of intangible assets. These sections address the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of these applicable sections may have an impact on the accounting for intangible assets that are a part of any future acquisitions.

Share-Based Payment Transactions

On September 27, 2009, we adopted the applicable sections of ASC 260-10, “Earnings Per Share,” that address whether instruments granted in share-based payment transactions are participating securities. These sections conclude that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share pursuant to the two-class method. We do not anticipate the adoption of these applicable sections to have a material impact on our consolidated financial statements.

Transfers of Financial Assets

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets.” SFAS No. 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. SFAS No. 166 also expands the disclosure requirements for such transactions. SFAS No. 166 is currently not included in the Codification. This standard will become effective for us on September 26, 2010. We are currently evaluating the impact of this standard on our consolidated financial statements.

Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. This statement will become effective for us on September 26, 2010. SFAS No. 167 is currently not included in the Codification. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

Allowance for Doubtful Accounts

We record an allowance for credit losses and disputed balances associated with our customers’ failure to make required payments. We estimate our allowance based on both specific identification, historical experience, customer concentrations, customer credit-worthiness and current economic trends. Generally, we require no collateral from our customers. If the financial condition of our customers were to deteriorate, we were not able to demonstrate the validity of amounts due or if future default rates on trade receivables in general differ from those currently anticipated, additional allowances may be required, which would effect earnings in the period the adjustments are made. For more information, see Note 6 to our consolidated financial statements.

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

We performed our fiscal 2009 annual goodwill impairment test as of June 27, 2009. Key assumptions used to determine the fair value of each reporting unit as of our fiscal 2009 annual testing date were: (a) expected cash flow for the period from 2010 to 2015; and (b) a discount rate of 10%, which was based on management’s best estimate of the after-tax weighted average cost of capital. Based on our analysis, we concluded there was no impairment of goodwill.

As of June 27, 2009, June 29, 2008 and December 29, 2007, if forecasted cash flows had been 10% lower than estimated, the resulting goodwill impairment, if any, would not have changed. As of June 27, 2009, June 29, 2008 and December 29, 2007, if the discount rate applied in our analysis had been 100 basis points higher than estimated, the resulting goodwill impairment, if any, would not have changed.

Changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of the reporting units in the future and could result in additional impairment of goodwill.

We may need to reevaluate our goodwill impairment analysis in future quarters.

Long-Lived Assets

We review our long-lived assets, including amortizable intangibles and property, plant and equipment, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, or annually for indefinite-lived intangibles. An impairment loss would be recognized for amortizable intangible assets and property, plant and equipment when estimated undiscounted future cash flows expected to result from use of the asset are less than its carrying amount. An impairment loss would be recognized for an intangible asset with an indefinite useful life if its carrying value exceeds its fair value. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The fair value of the assets are estimated using the discounted future cash flows of the assets based upon a rate commensurate with the risk. Our estimate of future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales and costs. Estimating the fair value further requires selecting the discount rate and other factors affecting the valuation of asset fair values, and is based upon our experience, knowledge and third-party data. We record asset impairment charges when the carrying value of an asset is in excess of its fair value. In fiscal 2009, we tested our indefinite-lived intangible assets and no impairment was indicated. In fiscal 2008, we recognized a $27.0 million impairment charge in Garden Products related to under-performing assets, including certain trademarks. Should market conditions or the assumptions used by us in determining the fair value of assets change, or management change plans regarding the future usage of certain assets, additional charges to operations may be required in the period in which such conditions occur.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes result primarily from bad debt allowances, inventory and goodwill write-downs, depreciation and nondeductible reserves. We establish a valuation allowance for deferred tax assets when management believes it is more likely than not a deferred tax asset will not be realized. As of fiscal 2009 and 2008, we had valuation allowances related to various state net deferred tax assets of $6.8 million and $10.9 million, respectively. United States income taxes have not been provided on undistributed earnings (approximately $2.6 million at September 26, 2009) of our foreign subsidiary since all such earnings are considered indefinitely reinvested overseas. The potential deferred tax liability associated with these earnings, net of foreign tax credits associated with the earnings, is approximately $0.3 million.

We adopted the provisions of ASC 740, “Income Taxes” on September 30, 2007, the first day of fiscal 2008, as required. This guidance changes the accounting for uncertainty in income taxes by creating a new framework for how companies should recognize, measure, present, and disclose uncertain tax positions in their financial statements. We may recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The standard also provides guidance on the reversal of previously recognized tax positions, balance sheet classifications, accounting for interest and penalties associated with tax positions, and income tax disclosures. We recognized a $0.5 million increase to its liabilities for uncertain tax positions and a cumulative effect adjustment to decrease retained earnings as of the adoption date.

Accruals for Self-Insurance

We maintain insurance for certain risks, including workers’ compensation, general liability and vehicle liability, and are self-insured for employee related health care benefits. Our workers’ compensation, general liability and vehicle liability insurance policies include deductibles of $250,000 to $350,000 per occurrence, with a separate vehicle liability deductible of $50,000 for physical damage. We maintain excess loss insurance that covers any health care costs in excess of $200,000 per person per year. We maintain a self-insurance reserve for losses, determined with assistance from a third-party actuary, based on claims filed and actuarial estimates of the ultimate loss amount inherent in the claims, including losses for claims incurred but not reported. Any actuarial projection of losses concerning workers’ compensation and general liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insurance liabilities. However, any differences in estimates and assumptions could result in accrual requirements materially different from the calculated accruals.

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

Interest Rate Risk. The interest payable on our credit facilities is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on our variable rate debt had changed by 10% compared to actual rates, interest expense would have increased or decreased by approximately $1.1 million in fiscal 2009. In addition, we have investments consisting of cash equivalents and short-term investments in marketable debt securities, which are also affected by changes in market interest rates.

Commodity Prices. We are exposed to fluctuations in market prices for grains, grass seed and pet food ingredients. To mitigate risk associated with increases in market prices and commodity availability, we enter into contracts for purchases, primarily to ensure commodity availability to us in the future. As of September 26, 2009, we had entered into fixed purchase commitments for commodities totaling approximately $187 million. A 10% change in the market price for these commodities would have resulted in an additional pretax gain or loss of $18.7 million related to the contracts outstanding as of September 26, 2009.

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

Based on evaluation of the criteria set forth by COSO in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 26, 2009.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on our internal control over financial reporting, which appears on page 47 of this Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Central Garden & Pet Company:

We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company”) as of September 26, 2009 and September 27, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended September 26, 2009. We also have audited the Company’s internal control over financial reporting as of September 26, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Garden & Pet Company and subsidiaries as of September 26, 2009 and September 27, 2008, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 26, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 26, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, on September 30, 2007, the Company adopted FASB ASC 740 “Income Taxes.”

/s/ Deloitte & Touche LLP

San Francisco, California

November 20, 2009

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED BALANCE SHEETS

	September 26, 2009	September 27, 2008
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$85,668	$26,929
Accounts receivable, net	206,565	260,639
Inventories	284,834	349,499
Prepaid expenses, deferred income taxes and other	44,425	34,686

Total current assets	621,492	671,753
Land, buildings, improvements and equipment:
Land	8,925	9,141
Buildings and improvements	95,711	93,014
Transportation equipment	3,734	4,139
Machinery and warehouse equipment	142,051	138,889
Office furniture and equipment	87,160	82,847

Total	337,581	328,030
Less accumulated depreciation and amortization	(172,847)	(154,017)

Land, buildings, improvements and equipment – net	164,734	174,013
Goodwill	207,749	201,499
Other intangible assets, net	103,366	107,404
Other assets	53,584	104,649

Total	$1,150,925	$1,259,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,836	$133,364
Accrued expenses	82,143	84,345
Current portion of long-term debt	3,270	3,340

Total current liabilities	194,249	221,049
Long-term debt	404,815	519,807
Deferred income taxes and other long-term obligations	4,526	7,037
Minority interest	2,250	2,667
Commitments and contingencies
Shareholders’ equity:
Common stock	188	210
Class A common stock	475	485
Class B stock	16	16
Additional paid-in capital	531,300	555,310
Retained earnings (accumulated deficit)	12,044	(50,463)
Accumulated other comprehensive income	1,062	3,200

Total shareholders’ equity	545,085	508,758

Total	$1,150,925	$1,259,318

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 26, 2009	September 27, 2008	September 29, 2007
	(in thousands, except per share amounts)
Net sales	$1,614,300	$1,705,386	$1,671,145
Cost of goods sold and occupancy	1,086,974	1,184,058	1,136,825

Gross profit	527,326	521,328	534,320
Selling, general and administrative expenses	401,340	415,978	434,903
Goodwill and other impairments	—	429,764	—

Income (loss) from operations	125,986	(324,414)	99,417
Interest expense	(22,710)	(38,326)	(49,685)
Interest income	649	1,053	1,538
Other income	52	2,116	2,402

Income (loss) before income taxes and minority interest	103,977	(359,571)	53,672
Income taxes (tax benefit)	36,368	(93,069)	19,999
Minority interest	1,661	833	1,369

Net income (loss)	$65,948	$(267,335)	$32,304

Net income (loss) per share:
Basic	$0.95	$(3.76)	$0.46
Diluted	$0.94	$(3.76)	$0.45
Weighted average shares used in the computation of net income (loss) per share:
Basic	69,499	71,117	70,824
Diluted	70,264	71,117	72,050

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Common Stock		Class A Common Stock		Class B Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total	Comprehensive Income
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 30, 2006	22,008,431	$218	47,321,386	$473	1,652,262	$16	$540,131	$185,031	$1,490	$727,359
Stock-based compensation							4,985			4,985
Tax benefit from exercise of stock options							1,977			1,977
Conversion of preferred stock into common stock	64,803	1	129,606	1			2,248			2,250
Issuance of common stock	224,751	2	409,611	4			4,387			4,393
Comprehensive income
Net change in foreign currency translation									3,705	3,705	$3,705
Net income								32,304		32,304	32,304

Total comprehensive income											$36,009

Balance, September 29, 2007	22,297,985	221	47,860,603	478	1,652,262	16	553,728	217,335	5,195	776,973
Stock-based compensation							5,977			5,977
Tax benefit from exercise of stock options							68			68
Issuance of common stock			606,396	7			1,425			1,432
Repurchase of common stock	(1,289,601)	(11)					(5,888)			(5,899)
Cumulative effect of adoption of ASC 740, “Income Taxes”								(463)		(463)
Comprehensive income
Net change in foreign currency translation.									(1,995)	(1,995)	$(1.995)
Net loss								(267,335)		(267,335)	(267,335)

Total comprehensive loss											$(269,330)

Balance, September 27, 2008	21,008,384	210	48,466,999	485	1,652,262	16	555,310	(50,463)	3,200	508,758
Stock-based compensation							4,567			4,567
Tax deficiency on exercise of stock options, net of tax benefit							(664)			(664)
Restricted share activity	(42,592)	(1)	736,970	7			3,594			3,600
Issuance of common stock	34,504	1	414,838	4			2,134			2,139
Repurchase of common stock	(2,223,141)	(22)	(2,085,853)	(21)			(33,641)	(3,441)		(37,125)
Comprehensive income
Net change in foreign currency translation									(2,138)	(2,138)	$(2,138)
Net income								65,948		65,948	65,948

Total comprehensive income											$63,810

Balance, September 26, 2009	18,777,155	$188	47,532,954	$475	1,652,262	$16	$531,300	$12,044	$1,062	$545,085

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 26, 2009	September 27, 2008	September 29, 2007
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$65,948	$(267,335)	$32,304
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,155	32,517	30,717
Stock-based compensation	10,646	13,422	4,985
Excess tax benefits from stock-based awards	(542)	(68)	(1,977)
Minority interest	1,661	833	1,369
Deferred income taxes	25,713	(109,717)	16,606
Reversal of property sale gain	4,700	—	—
(Gain) loss on sale of a business, property and equipment	(805)	(6,028)	124
Goodwill and other impairments	—	429,764	—
Proceeds from interest rate swap termination, net of amounts reclassified into earnings	1,901	—	—
Changes in assets and liabilities (excluding businesses acquired):
Receivables	50,046	(13,223)	(7,757)
Inventories	62,886	29,832	(51,525)
Prepaid expenses and other assets	672	8,397	5,681
Accounts payable	(24,517)	(3,980)	13,212
Accrued expenses	(3,315)	(435)	(4,253)
Other long-term obligations	(2,511)	1,049	(951)

Net cash provided by operating activities	221,638	115,028	38,535

Cash flows from investing activities:
Additions to property	(16,505)	(22,349)	(60,038)
Businesses acquired, net of cash acquired	(6,549)	(5,010)	(34,004)
Proceeds from business, property and equipment sales	2,512	12,053	—
Collection of notes	—	—	3,340
Issuance of note	—	—	(2,025)
Restricted investments	—	(100)	267

Net cash used in investing activities	(20,542)	(15,406)	(92,460)

Cash flows from financing activities:
Repayments on revolving line of credit	(551,000)	(804,000)	(967,000)
Borrowings on revolving line of credit	473,000	718,000	1,012,000
Repayments of long-term debt	(25,001)	(2,611)	(2,964)
Proceeds from issuance of common stock	479	1,432	4,393
Excess tax benefits from stock-based awards	542	68	1,977
Repurchase of common stock, including shares surrendered for tax withholding	(37,821)	(5,899)	—
Redemption of preferred stock	—	(750)	—
Distribution to minority interest	(2,082)	—	(800)
Payment of financing costs	(128)	(175)	(1,131)

Net cash (used in) provided by financing activities	(142,011)	(93,935)	46,475

Effect of exchange rate changes on cash and equivalents	(346)	187	99

Net increase (decrease) in cash and cash equivalents	58,739	5,874	(7,351)
Cash and cash equivalents at beginning of year	26,929	21,055	28,406

Cash and cash equivalents at end of year	$85,668	$26,929	$21,055

Supplemental information:
Cash paid for interest	$22,876	$39,818	$50,085
Cash paid for income taxes – net of refunds	18,168	9,511	3,958
Non-cash investing activities:
Liabilities assumed in connection with acquisitions	—	1,505	3
Capital expenditures incurred but not paid	1,248	1,126	2,483
Note receivable from sale of property	—	3,850	—
Non-cash financing activities:
Conversion of preferred stock to common stock	—	—	2,250
Offset of subordinated notes with escrow	12,825	—	—
Restricted share stock bonus	6,222	—	—

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended September 26, 2009,

September 27, 2008 and September 29, 2007

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

Revenue Recognition – Sales are recognized when merchandise is shipped, risk of loss and title passes to the customer and the Company has no further obligations to provide services related to such merchandise. Discounts, volume-based rebate incentives and most cooperative advertising amounts are recorded as a reduction of sales. The Company’s current practice on product returns is to accept and credit the return of unopened cases of products from customers where the quantity is small, where the product has been mis-shipped or the product is defective. Provisions are made for estimated sales returns which are deducted from net sales at the time of shipment. Sales also include shipping and handling costs billed directly to customers. The amount billed to customers for shipping and handling costs included in net sales for the fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007 was $1.1 million, $1.7 million and $3.4 million, respectively.

Cost of goods sold and occupancy consists of cost of product, inbound freight charges, purchasing and receiving costs, certain indirect purchasing, merchandise handling and storage costs, internal transfer costs as well as allocations of overhead costs, including depreciation, related to the Company’s facilities. Cost of goods sold excludes substantially all shipping and handling and out-bound freight costs to customers, which are included in selling, general and administrative expenses as delivery expenses. The cost of shipping and handling, including internal costs and payments to third parties, included in delivery expenses within selling, general and administrative expenses for the fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007 was $51.7 million, $62.7 million and $64.0 million, respectively. Amounts billed to customers for shipping and handling costs are included in net sales.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs – The Company expenses the costs of advertising as incurred. Advertising expenses were $31.4 million, $35.7 million and $35.7 million in fiscal 2009, 2008 and 2007, respectively.

401(k) Plans – The Company sponsors several 401(k) plans which cover substantially all employees. The Company’s matching contributions expensed under these plans were $2,040,000, $1,563,000 and $1,529,000 for fiscal years 2009, 2008 and 2007, respectively. In fiscal 2009 and fiscal 2008, the Company’s matching contributions made in the Company’s Class A common stock resulted in the issuance of approximately 300,000 and 190,000 shares, respectively.

Other income consists principally of earnings from equity method investments and foreign exchange gains and losses.

Income taxes are accounted for under the asset and liability method. Deferred income taxes result primarily from bad debt allowances, inventory and goodwill write-downs, amortization and nondeductible reserves. The Company establishes a valuation allowance for deferred tax assets when management believes it is more likely than not a deferred tax asset will not be realized. As of fiscal 2009 and 2008, the Company had valuation allowances related to various state net deferred tax assets of $6.8 million and $10.9 million, respectively. United States income taxes have not been provided on undistributed earnings (approximately $2.6 million at September 26, 2009) of the Company’s foreign subsidiary since all such earnings are considered indefinitely reinvested overseas. The potential deferred tax liability associated with these earnings, net of foreign tax credits associated with the earnings, is approximately $0.3 million.

The Company adopted the provisions of ASC 740, “Income Taxes” on September 30, 2007, the first day of fiscal 2008, as required. This guidance changes the accounting for uncertainty in income taxes by creating a new framework for how companies should recognize, measure, present, and disclose uncertain tax positions in their financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The standard also provides guidance on the reversal of previously recognized tax positions, balance sheet classifications, accounting for interest and penalties associated with tax positions, and income tax disclosures. The Company recognized a $0.5 million increase to its liabilities for uncertain tax positions and a cumulative effect adjustment to decrease retained earnings as of the adoption date. See Note 11, “Income Taxes” for additional information.

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

Long-Lived Assets – The Company reviews its long-lived assets, including amortizable intangible assets, property, plant and equipment, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, or annually for indefinite-lived intangibles. An impairment loss would be recognized for amortizable intangible assets and property, plant and

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equipment when estimated undiscounted future cash flows expected to result from the use of the asset are less than its carrying amount. An impairment loss would be recognized for an intangible asset with an indefinite useful life if its carrying value exceeds its fair value. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company has recorded asset impairment charges when the carrying value of an asset was in excess of its fair value. In fiscal 2009, the Company tested its indefinite-lived intangible assets and no impairment was indicated. In the fourth quarter of fiscal 2008, the Company recognized a $27.0 million impairment charge in the Company’s Garden Products segment related to under-performing assets. Should market conditions or the assumptions used by the Company in determining the fair value of assets change, or management changes plans regarding the future use of certain assets, additional charges to operations may be required in the period in which such conditions occur.

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

In December 2007, the Company sold a facility for approximately $5.1 million and entered into a leaseback of the property from the purchaser for a period of approximately eight months. The Company is accounting for the leaseback as an operating lease. The Company received cash of $1.3 million and a $3.8 million interest bearing recourse note. The Company recognized a gain of approximately $4.6 million from this sale in the Garden Products segment in fiscal 2008. The note was due in full in January 2009. In January 2009 and through September 26, 2009, the Company extended the terms of the note payable on a month-to-month basis and is continuing to lease the property on a month-to-month basis. Although the Company retains its rights under the terms of the recourse note, it now appears the ultimate repayment may be dependent on the buyer’s sale of the facility. Accordingly, in fiscal 2009, the Company revised its accounting to reverse the previously recognized sale and associated gain for accounting purposes.

Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Identifiable intangible assets acquired in business combinations are recorded based on their fair values at the date of acquisition. Goodwill is not subject to amortization but must be evaluated for impairment annually. The Company tests for goodwill impairment annually or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See Note 7 – Goodwill.

Restricted Assets – In connection with the purchase of an additional 60% of equity interest in Tech Pac LLC. in March 2006, the Company deposited approximately $15.5 million into an account for possible contingent performance-based payments. In fiscal 2009, a net amount of $4.8 million in cash was paid in performance based payments which the Company recognized as additional goodwill. There are no remaining contingent performance-based payments due to the seller. As part of the resolution of the contingent payments, the Company became the beneficiary of the remaining funds in the escrow, which are comprised primarily of $12.8 million of aggregate principal amount of the senior subordinated notes. Under the requirements of ASC

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

860, “Transfers and Servicing,” the senior subordinated notes contained within the escrow accounts have been recorded as a reduction of debt for accounting purposes against our senior subordinated notes balance as of September 26, 2009. The senior subordinated notes continue to be held in escrow and have not been retired. The balance of the escrow account was included in Other assets as of September 27, 2008.

Investments – The Company owns membership interests (from 33% to 49%) in two unconsolidated companies. The Company accounts for its interest in these entities using the equity method. Equity income of $0.1 million in fiscal 2009, $2.7 million in fiscal 2008 and $1.9 million in fiscal 2007 is included in other income in the consolidated statements of operations. The Company’s investment in these entities was $6.4 million at September 26, 2009 and $6.1 million at September 27, 2008. During fiscal 2008, the Company determined that the goodwill for one of these investments was impaired as a result of its annual impairment analysis. Accordingly, the Company recorded a non-cash charge of approximately $1.0 million in fiscal 2008. On a combined basis, the assets, liabilities, revenues and expenses of these entities are not significant.

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

Fair Value of Financial Instruments – At September 26, 2009 and September 27, 2008, the carrying amount of cash and cash equivalents, accounts receivable and payable, short term borrowings and accrued liabilities approximates fair value because of the short term nature of these instruments. The estimated fair value of the Company’s senior subordinated notes is based on quoted market prices for these instruments. The estimated fair value of the Company’s term loan has been determined using inputs that were derived from available market information. See Note 3 for further information regarding the fair value of the Company’s financial instruments.

Derivative Financial Instruments – The Company reports all derivative financial instruments on the balance sheet at fair value. Changes in fair value are recognized in earnings, or are deferred, depending on the nature of the underlying exposure being hedged and how effective the derivative is at offsetting a change in the underlying exposure. The Company does not enter into derivatives for trading or speculative purposes.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation – Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is expensed ratably over the service period of the award. Total compensation costs recognized under all share-based arrangements in fiscal 2009 was $10.6 million ($6.9 million after tax), fiscal 2008 was $13.4 million ($8.5 million after tax) and in fiscal 2007 was $5.0 million ($3.1 million after tax). See Note 12 for further information.

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

Recent Accounting Pronouncements – Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. The Company’s accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to the consolidated financial statements have been changed to refer to the appropriate section of ASC.

ASC 820, “Fair Value Measurements and Disclosures,” provides a consistent definition of fair value that focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-level hierarchy for fair value measurements. On September 28, 2008, the Company adopted the applicable sections of ASC 820 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. At that time, the Company elected to defer adoption of ASC 820 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. On September 27, 2009, the Company adopted the sections of ASC 820 regarding nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The applicable sections of ASC 820 were applied prospectively. The adoption of the various sections of ASC 820 on September 28, 2008 did not have a material impact on the Company’s consolidated financial statements.

On June 27, 2009, the Company adopted ASC 320-10-65-1, “Investments – Debt and Equity Securities.” This section of the Codification revises guidance for determining how and when to recognize other-than-temporary impairments of debt securities for which changes in fair value are not regularly recognized in earnings and the financial statement presentation of such impairments. This section also expands and increases the frequency of disclosures related to other-than-temporary impairments of both debt and equity securities. Upon adoption, this section did not have a material impact on the Company’s consolidated financial statements.

On June 27, 2009, the Company adopted ASC 820-10-65-4, “Fair Value Measurements and Disclosures.” This section provides additional guidance for estimating fair value when an asset or liability experiences a significant decrease in volume and activity in relation to their normal market activity. Additionally, this section provides guidance on identifying circumstances that may indicate if a transaction is not orderly. Retrospective application of this section to a prior interim or annual reporting period was not permitted. The adoption of this section did not have a material impact on the Company’s consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 27, 2009, the Company adopted ASC 825-10-65-1, “Financial Instruments.” This section requires disclosures about the fair value of financial instruments for interim reporting periods and annual financial statements. This section does not require disclosures for earlier periods presented for comparative purposes at initial adoption. The adoption of this section did not have a material impact on the Company’s consolidated financial statements. See to Financial Note 3, “Financial Instruments,” for further discussion.

On June 27, 2009, the Company adopted ASC 855-10, “Subsequent Events.” This ASC establishes general standards of accounting and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this ASC requires the Company to evaluate all subsequent events that occur after the balance sheet date through the date and time the Company’s financial statements are issued. Subsequent events were evaluated through November 20, 2009, the date the financial statements were issued.

On September 27, 2009, the Company adopted the applicable sections of ASC 805, “Business Combinations.” ASC 805 provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquiree in a business combination. Additionally, this ASC provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 amends the applicable sections of ASC 740, “Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions made prior to September 27, 2009 also fall within the scope of these sections. The adoption of the applicable sections of this ASC may have an impact on the accounting for any future acquisitions or divestitures.

On September 27, 2009, the Company adopted the applicable sections of ASC 805, “Business Combinations,” that address accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. These applicable sections address application issues raised on the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. These sections generally apply to assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 450, “Contingencies,” if not acquired or assumed in a business combination. The adoption of these applicable sections may have an impact on the accounting for any future acquisitions or divestitures.

On September 27, 2009, the Company adopted ASC 810-10-65-1, “Consolidation.” This section requires reporting entities to present noncontrolling interests in any of its consolidated entities as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The adoption will impact the presentation format of the Company’s consolidated statements of operations and consolidated balance sheets, but will not have an impact on net earnings or equity attributable to the Company’s shareholders.

On September 27, 2009, the Company adopted provisions of ASC 815, “Derivatives and Hedging,” which requires entities to disclose: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company does not anticipate the adoption of the provisions of this ASC to have a material impact on its consolidated financial statements.

On September 27, 2009, the Company adopted the applicable sections of ASC 275, “Risks and Uncertainties,” and ASC 350, “Intangibles – Goodwill and Other,” that address the determination of the useful life of intangible

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets. These sections address the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of these applicable sections may have an impact on the accounting for intangible assets that are a part of any future acquisitions.

On September 27, 2009, the Company adopted the applicable sections of ASC 260-10, “Earnings Per Share,” that address whether instruments granted in share-based payment transactions are participating securities. These sections conclude that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share pursuant to the two-class method. The Company does not anticipate the adoption of these applicable sections to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets.” SFAS No. 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. SFAS No. 166 also expands the disclosure requirements for such transactions. SFAS No. 166 is currently not included in the Codification. This standard will become effective for the Company on September 26, 2010. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. This statement will become effective for the Company on September 26, 2010. SFAS No. 167 is currently not included in the Codification. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value.” ASU 2009-05 amends ASC 820, “Fair Value Measurements,” by providing additional guidance on determining the fair value of liabilities when a quoted price in an active market for an identical liability is not available. This ASU will become effective for the Company on September 27, 2009 and is not expected to have a significant impact on the measurement of its liabilities as of that date; however, the ASU may affect the fair value measurement of liabilities for future acquisitions and divestitures.

2. Fair Value Measurements

Effective September 28, 2008, the Company adopted expanded disclosure requirements for financial assets and liabilities measured at fair value on a recurring basis. Financial assets and liabilities are categorized based on the inputs used to calculate their fair values as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 – Unobservable inputs for the asset or liability, which reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3. Financial Instruments

Effective March 29, 2009, the Company adopted expanded disclosure requirements regarding the fair value of financial instruments in interim as well as annual financial statements.

The Company’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of the Company’s senior subordinated notes as of September 26, 2009 and September 27, 2008 is $138.5 million and $123.0 million, respectively, compared to a carrying value of $139.1 million and $150.0 million, respectively. The estimated fair value is based on quoted market prices for these instruments.

The estimated fair value of the Company’s term loan, including current portion, as of September 26, 2009 and September 27, 2008 is $249.8 million and $281.5 million, respectively, compared to a carrying value of $268.6 million and $293.2 million, respectively. The estimated fair value has been determined using inputs that were derived from available market information and may not be representative of actual values that could have been or will be realized in the future.

4. Acquisitions

Fiscal 2009

The Company made no acquisitions during fiscal 2009. Contingent performance payments of $6.5 million were paid for acquisitions made in prior years which were recorded as goodwill in fiscal 2009.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Concentration of Credit Risk and Significant Customers and Suppliers

Customer Concentration – Approximately 46% of the Company’s net sales for fiscal year 2009, and 41% for fiscal years 2008 and 2007, were derived from sales to the Company’s top five customers. The Company’s largest customer accounted for approximately 18% of the Company’s net sales in fiscal 2009, and 17% in fiscal years 2008 and 2007. The Company’s second largest customer accounted for approximately 11% of the Company’s net sales in fiscal 2009 and approximately 8% in fiscal years 2008 and 2007. The Company’s third largest customer accounted for approximately 7%, 6% and 6% of the Company’s net sales in each of the fiscal years 2009, 2008 and 2007, respectively. The loss of, or significant adverse change in, the relationship between the Company and any of these three customers could have a material adverse effect on the Company’s business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company’s inability to collect accounts receivable from any major customer could also have a material adverse impact on the Company’s business and financial results. As of September 26, 2009 and September 27, 2008 accounts receivable from the Company’s top five customers comprised 44% and 40% of the Company’s total accounts receivable, including 13% and 10% from the Company’s largest customer, respectively.

Supplier Concentration – While the Company purchases products from many different manufacturers and suppliers, approximately 8%, 6% and 7% of the Company’s cost of goods sold in fiscal years 2009, 2008 and 2007, respectively, were derived from products purchased from the Company’s five largest suppliers.

6. Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts are summarized below (in thousands):

Description	Balances at Beginning of Period	Charged to Costs and Expenses	Asset Write-Offs, Less Recoveries	Balances at End of Period
Fiscal year ended September 29, 2007	$12,798	$9,807	$(8,802)	$13,803
Fiscal year ended September 27, 2008	13,803	6,381	(5,003)	15,181
Fiscal year ended September 26, 2009	15,181	6,730	(3,897)	18,014

7. Goodwill

Changes in the carrying amount of goodwill for the fiscal years ended September 26, 2009 and September 27, 2008 are as follows (in thousands):

	Garden Products Segment	Pet Products Segment	Total
Balance as of September 29, 2007	$195,043	$403,715	$598,758
Additions (reductions)	10,831	(5,630)	5,201
Currency translation	—	(608)	(608)
Impairments (1)	(205,874)	(195,978)	(401,852)

Balance as of September 27, 2008	—	$201,499	$201,499
Additions	4,799	1,451	6,250

Balance as of September 26, 2009	$4,799	$202,950	$207,749

(1)	Total goodwill impaired during fiscal year 2008 was approximately $403 million. Approximately $1 million related to an equity method investment recorded in Other assets. (See Note 1 – Organization and Significant Accounting Policies.)

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additions or reductions to goodwill include acquisitions, purchase price adjustments and reclassifications of amounts upon finalization of purchase accounting. Substantially all goodwill is expected to be fully deductible for income tax purposes.

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

The Company performed its annual fiscal 2008 goodwill impairment test as of June 29, 2008. Key assumptions used to determine the fair value of each reporting unit as of the Company’s fiscal 2008 annual testing date (June 29, 2008) were: (a) expected cash flow for the period from 2009 to 2014; and (b) a discount rate of 15%, which was based on management’s best estimate of the after-tax weighted average cost of capital, adjusted for the increased risk associated with the Company’s future operations and credit profile. Based on the Company’s analysis, it was concluded there was an impairment of goodwill and recognized a non-cash charge of $5 million relating to goodwill in the Company’s Garden Products segment. Additionally, an accrued liability of $1.8 million was applied against goodwill in the Pet Products segment when the related uncertainty was resolved.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company performed its fiscal 2009 annual goodwill impairment test as of June 27, 2009. Key assumptions used to determine the fair value of each reporting unit as of our fiscal 2009 annual testing date were: (a) expected cash flow for the period from 2010 to 2015; and (b) a discount rate of 10%, which was based on management’s best estimate of the after-tax weighted average cost of capital. Based on the Company’s analysis, it concluded there was no impairment of goodwill.

As of June 27, 2009, June 29, 2008 and December 29, 2007, if forecasted cash flows had been 10% lower than estimated, the resulting goodwill impairment, if any, would not have changed. As of June 27, 2009, June 29, 2008 and December 29, 2007, if the discount rate applied in our analysis had been 100 basis points higher than estimated, the resulting goodwill impairment, if any, would not have changed.

Changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of the reporting units in the future and could result in additional impairment of goodwill.

The Company will need to assess goodwill for further impairment in the future if indicators are present.

8. Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
	(in millions)
September 26, 2009
Marketing-related intangible assets – amortizable	$10.5	$(3.6)	$—	$6.9
Marketing-related intangible assets – nonamortizable	61.4	—	(4.9)	56.5

Total	71.9	(3.6)	(4.9)	63.4

Customer-related intangible assets – amortizable	41.6	(8.7)	—	32.9
Customer-related intangible assets – nonamortizable	—	—	—	—

Total	41.6	(8.7)	—	32.9

Other acquired intangible assets – amortizable	9.2	(2.1)	—	7.1
Other acquired intangible assets – nonamortizable	1.2	—	(1.2)	—

Total	10.4	(2.1)	(1.2)	7.1

Total other intangible assets	$123.9	$(14.4)	$(6.1)	$103.4

September 27, 2008
Marketing-related intangible assets – amortizable	$10.5	$(2.7)	$—	$7.8
Marketing-related intangible assets – nonamortizable	61.4	—	(4.9)	56.5

Total	71.9	(2.7)	(4.9)	64.3

Customer-related intangible assets – amortizable	41.6	(6.4)	—	35.2
Customer-related intangible assets – nonamortizable	—	—	—	—

Total	41.6	(6.4)	—	35.2

Other acquired intangible assets – amortizable	9.2	(1.3)	—	7.9
Other acquired intangible assets – nonamortizable	1.2	—	(1.2)	—

Total	10.4	(1.3)	(1.2)	7.9

Total other intangible assets	$123.9	$(10.4)	$(6.1)	$107.4

Other intangible assets acquired include contract-based and technology-based intangible assets.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain adjustments to intangible assets were made during fiscal 2008 upon finalization of purchase accounting.

The Company evaluates long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis and no impairment of its indefinite-lived intangible assets was indicated during its fiscal 2009 review. Other factors indicating the carrying value of our amortizable intangible assets may not be recoverable were not present during fiscal 2009, and accordingly, no impairment charges were recognized during fiscal 2009. In fiscal 2008, indicators of impairment were identified within the Garden Products segment related to current operating losses in certain operations. Accordingly, the Company recognized a $6.1 million impairment charge related to certain trade names.

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 1 to 25 years; over weighted average lives of 13 years for marketing-related intangibles, 22 years for customer-related intangibles and nine years for other acquired intangibles. Amortization expense for intangibles subject to amortization for fiscal 2009 was approximately $4.0 million and is classified within operating expenses in the Consolidated Statements of Operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $4 million per year from fiscal 2010 through fiscal 2014.

9. Long-Term Debt

As of September 26, 2009, the Company has $650 million in senior secured credit facilities, consisting of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. Interest on the revolving credit facility is based, at the Company’s option, on a rate equal to prime plus a margin, which fluctuates from 0% to 0.375%, or LIBOR plus a margin, which fluctuates from 0.75% to 1.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of September 26, 2009, the applicable interest rate on the revolving credit facility related to base rate borrowings was 3.38%, and the applicable interest rate related to LIBOR rate borrowings was 1.77%. Interest on the term loan is based, at the Company’s option, on a rate equal to LIBOR plus a margin, which fluctuates from 1.50% to 1.75%, or the prime rate plus a margin, which fluctuates from 0.50% to 0.75. As of September 26, 2009, the applicable interest rate on the term loan related to base rate borrowings was 3.75%, and the applicable rate related to LIBOR rate borrowings was 1.77%. The term loan is payable in quarterly installments of $750,000 with the balance payable in September 2012. As of September 26, 2009, $268.6 million of the term loan was outstanding.

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

The Company was in compliance with all financial covenants as of September 26, 2009. There was no outstanding balance at September 26, 2009 under the $350 million revolving credit facility. There were $16.4 million of outstanding letters of credit. After giving effect to the financial covenants in the credit agreement, the remaining potential borrowing capacity was $256.3 million.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s credit facility contains mandatory prepayment provisions when it has excess cash flow, as defined in the credit agreement, during the fiscal year. Accordingly, in December of 2008, the Company repaid approximately $21.6 million of the term loan per this provision.

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

In connection with the 2006 purchase by a wholly-owned subsidiary of an additional 60% equity interest in Tech Pac L.L.C., the Company deposited approximately $15.5 million into an escrow for possible contingent performance-based payments. In March 2009, a net amount of $4.8 million in cash was paid in performance-based payments, which the Company recognized as additional goodwill. There are no remaining contingent performance-based payments due to the seller. As part of the resolution of the contingent payments, the Company became the beneficiary of the remaining funds in the escrow, which are comprised primarily of $12.8 million of aggregate principal amount of the senior subordinated notes. Under the requirements of ASC 860, “Transfers and Servicing,” the senior subordinated notes contained within the escrow accounts have been recorded as a reduction of debt for accounting purposes against the Company’s outstanding senior subordinated notes balance as of September 26, 2009. The senior subordinated notes continue to be held in the escrow and have not been retired.

Long-term debt consists of the following:

	September 26, 2009	September 27, 2008
	(in thousands)
Senior subordinated notes, interest at 9-1/8% payable semi-annually, principal due February 2013	$137,175	$150,000
Term loan, interest at LIBOR + 1.50% or the prime rate plus 0.50%, quarterly principal payments of $750,000 remaining balance due September 2012	268,602	293,250
Revolving credit facility, interest at prime plus 0% to 0.25% or LIBOR + 0.75% to 1.375%, final maturity February 2011	—	78,000
Pay- floating interest rate swap	—	1,236
Unamortized deferred gain on pay-floating interest rate swap termination, maturing February 2013	1,901	—
Other notes payable	407	661

Total	408,085	523,147
Less current portion	(3,270)	(3,340)

Long-term portion	$404,815	$519,807

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The scheduled principal repayments on long-term debt as of September 26, 2009 are as follows:

(in thousands)
Fiscal year:
2010	$3,270
2011	3,080
2012	262,628
2013	137,193
2014	13
Thereafter	—

Total	$406,184

10. Commitments and Contingencies

Commitments

Purchase commitments – Production and purchase agreements (primarily for grass seed and grains) entered into in the ordinary course of business obligate the Company to make future purchases based on estimated yields. The terms of these contracts vary and have fixed prices or quantities. At September 26, 2009, estimated annual purchase commitments were $72.2 million for fiscal 2010, $39.1 million for fiscal 2011, $30.3 million for fiscal 2012, $20.3 million for fiscal 2013 and $14.8 million for fiscal 2014.

Leases – The Company has operating lease agreements principally for office and warehouse facilities and equipment. Such leases have remaining terms of 1 to 11 years. Rental expense was $29.1 million for fiscal year 2009, $30.2 million for fiscal year 2008 and $28.1 million for fiscal year 2007.

Certain facility leases have renewal options and include escalation clauses. Minimum lease payments include scheduled rent increases pursuant to these escalation provisions.

Aggregate minimum annual payments on non-cancelable operating leases at September 26, 2009 are as follows:

(in thousands)
Fiscal year:
2010	$23,403
2011	15,503
2012	9,235
2013	6,600
2014	4,095
Thereafter	8,770

Total	$67,606

Contingencies

On February 11, 2008, Central Garden & Pet Company and two of its affiliates were named as defendants in an action filed in United States District Court in the Western District of Texas in a matter entitled Perfect Birds LLC v. Kaytee Products, Inc., Pets International, Ltd. and Central Garden & Pet Co., No. W08CA042 (W.D. Texas – Waco Division). This matter was settled in September 2009 and did not have a material impact on our financial position or results of operations.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We may from time to time become involved in certain legal proceedings in the ordinary course of business. Currently, we are not a party to any legal proceedings that management believes would have a material adverse effect on our financial position or results of operations.

11. Income Taxes

The provision for income tax expense (benefit) consists of the following:

	Fiscal Year Ended
	September 26, 2009	September 27, 2008	September 29, 2007
	(in thousands)
Current:
Federal	$9,887	$13,340	$2,142
State	2,082	2,973	1,386
Foreign	(82)	(176)	(135)

Total	11,887	16,137	3,393
Deferred:
Federal	21,584	(101,586)	16,263
State	3,157	(7,401)	338
Foreign	(260)	(219)	5

Total	24,481	(109,206)	16,606

Total	$36,368	$(93,069)	$19,999

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	September 26, 2009	September 27, 2008	September 29, 2007
Statutory federal income tax rate (benefit)	35.0%	(35.0)%	35.0%
State income taxes, net of federal benefit	4.4	(1.5)	3.0
Permanent differences – goodwill impairment	—	10.9	—
Other permanent differences	(1.0)	(0.1)	0.1
Adjustment of prior year accruals	—	(0.1)	0.1
Uncertain tax positions	(0.9)	—	—
Credits	(2.3)	—	—
Other	(0.2)	—	—

Effective income tax rate (benefit)	35.0%	(25.8)%	38.2%

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the impact of “temporary differences” between asset and liability amounts for financial reporting purposes and such amounts as determined based on existing tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	September 26, 2009		September 27, 2008
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in thousands)
Current:
Allowance for doubtful accounts	$6,679	$—	$5,793	$—
Inventory write-downs	8,764	—	9,292	—
Prepaid expenses	886	—	—	528
Nondeductible reserves	1,794	—	1,035	—
State taxes	—	157	—	379
Other	11,157	—	11,464	—
Valuation allowance	—	—	(701)	—

Total	29,280	157	26,883	907

Noncurrent:
Depreciation and amortization	24,686	—	59,442	—
Equity income	—	932	—	3,567
State net operating loss carryforward	4,165	—	5,232	—
Stock based compensation	5,043	—	5,149	—
Other	5,854	—	4,767	—
Valuation allowance	(6,837)	—	(10,184)	—

Total	32,911	932	64,406	3,567

Total	$62,191	$1,089	$91,289	$4,474

The Company’s state tax net operating losses of $74.5 million expire at various times between 2009 and 2029. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including past operating results, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against any deferred tax assets. The Company has determined there will be insufficient future separate state taxable income for the separate parent company to absorb its separate company state deferred tax assets. Therefore, valuation allowances of $6.8 million and $10.9 million (net of federal impact) at September 26, 2009 and September 27, 2008, respectively, have been provided to reduce state deferred tax assets to amounts considered recoverable. The Company also has state income tax credits of $4.3 million. $1.9 million of these credits expire at various times beginning in 2010 through 2027. Credits of $2.4 million do not expire.

As of September 26, 2009, unrecognized income tax benefits totaled approximately $0.9 million. Of that amount, approximately $0.8 million represents the amount of unrecognized tax benefits that would, if recognized, impact the Company’s effective income tax rate.

The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The Company also recognizes interest and/or penalties related to income tax matters as a component of income tax expense. As of September 26, 2009 and September 27, 2008, the total balance of accrued interest and penalties related to uncertain tax positions was $0.1 million and $0.6 million, respectively.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table, which excludes interest and penalties, summarizes the activity related to the Company’s unrecognized tax benefits for fiscal years ended September 27, 2008 and September 26, 2009 (in thousands):

Balance as of September 29,2007 (date of adoption)	$1,574
Decreases related to prior year tax positions	(191)
Decreases related to expiration of statute of limitations	(25)
Balance as of September 27, 2008	1,358
Increases related to prior year tax positions	806
Increases related to current year tax positions	125
Decreases related to prior year tax positions	(505)
Settlements	(854)

Balance as of September 26, 2009	$930

The Company is principally subject to taxation by the United States and various states within the United States. The Company’s tax filings in major jurisdictions are open to examination by tax authorities by the Internal Revenue Service from 2005 forward and in various state taxing authorities generally from 2004 forward.

Management believes that an adequate provision has been made for possible adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issue addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its income tax provision in the period such resolution occurs. The closure of audits is highly uncertain; however, the Company believes it is reasonably possible that $0.3 million of its unrecognized tax benefits may be settled in the next twelve months.

12. Stock-Based Compensation

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

In connection with a dividend payable in the form of two shares of the Class A Common Stock for each outstanding share of Common Stock and Class B Common Stock on February 5, 2007, the 2003 Plan was amended to include 9,734,982 shares of Class A Common Stock authorized for issuance. In February 2009, the Company’s shareholders approved an increase in the number of shares authorized for issuance under the 2003 Plan by an additional 5,000,000 shares of Class A Common Stock and to authorize for issuance 500,000 shares of Preferred Stock. As a result of these amendments, there is a total of 5,800,000 shares of Common Stock, 14,734,982 shares of Class A Common Stock and 500,000 shares of Preferred Stock authorized under the 2003 Plan. If and when the Company issues any shares of Preferred Stock under the 2003 Plan, it will reduce the

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount of Class A Common Stock available for future issuance in an amount equal to the number of shares of Class A Common Stock that are issuable upon conversion of such Preferred Stock. As of September 26, 2009, there were 2,289,875 shares of Common Stock, 8,233,500 shares of Class A Common Stock and no shares of Preferred Stock reserved for outstanding equity awards, and there were 2,688,777 shares of Common Stock, 5,626,097 shares of Class A Common Stock and 500,000 shares of Preferred Stock remaining for future awards.

The Company has a Nonemployee Director Stock Option Plan (the “Director Plan”) which provides for the grant of options and restricted stock to nonemployee directors of the Company. The Director Plan, as amended in 2001 and 2006, provides for the granting of options equal to $200,000 divided by the fair market value of the Company’s common stock on the date of each annual meeting of stockholders and a number of shares of restricted stock equal to $20,000 divided by such fair market value.

Stock Option Awards

The Company recognized share-based compensation expense of $10.6 million, $13.4 million and $5.0 million for the years ended September 26, 2009, September 27, 2008 and September 29, 2007, respectively, as a component of selling, general and administrative expenses. Share-based compensation expense in fiscal 2009, 2008 and 2007 consisted of $4.0 million, $3.9 million and $3.6 million for stock options, and $4.6 million, $8.7 million and $1.4 million for restricted stock awards. Additionally, in fiscal 2009 and fiscal 2008, share-based compensation expense includes $2.0 million and $0.8 million for the Company’s 401(k) matching contributions.

Prior to fiscal 2008, stock options granted were generally exercisable with a 30 month cliff vesting and 42 month expiration, but were also granted with vesting increments of 20%, 25% or 33% per year beginning two, three or four years from the date of grant and expiring one year after the last increment has vested.

In fiscal 2008 and fiscal 2009, the Company granted performance-based options under its 2003 Plan to key employees and executives whose vesting is contingent upon service and meeting various business unit, segment and company-wide performance goals, including adjusted earnings before taxes and net controllable assets. The options were granted at the then-current market price, except for 3.0 million shares granted at prices significantly above the current market price. The options contingently vest up to 20% each year over the next 5 years dependent upon the achievement of the target performance measures and have contractual lives of 6 years. Of the options granted in fiscal 2008, approximately 216,000 options scheduled to possibly vest in each of fiscal years 2009 and 2010 were amended and are now only subject to service vesting conditions. If any of the options subject to the performance target measurements do not vest on any particular vesting date because the Company, segment and/or business unit performance has not been achieved, such options will vest and become exercisable if at the end of the following fiscal year, the cumulative target for that later fiscal year has been achieved. The fair value of each option granted was estimated on the date of grant using the same option valuation model used for options granted under the 2003 Plan without performance-based targets and assumes performance goals are probable of achievement. We currently estimate the performance-based options are probable of achievement and are recording the related expense over the estimated service period using the accelerated method. In fiscal 2009, approximately 78% of the performance options granted in fiscal 2008 that were eligible to vest in 2009 vested. To the extent Company goals are not achieved, the amount of stock-based compensation recognized in the future will be adjusted.

During fiscal 2004 and 2005, respectively, the Company granted service-based nonvested stock option awards that were due to expire June 2008 and June 2009, respectively. The grant prices of the option awards were approximately $12 to $15 per share, significantly in excess of the then current market price. In fiscal 2008, the Company modified approximately 1.4 million options held by non-executive employees to extend the expiration dates of these awards by three years to encourage retention. The change to the expiration terms resulted in an increase in stock-based compensation expense of approximately $0.1 million in fiscal 2008.

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

The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life from the date of grant, 3.5 years in fiscal 2009, 4 years in fiscal 2008, and 3.9 years in fiscal 2007; stock price volatility, 36.7% in fiscal 2009, 30.5 % in fiscal 2008, and 28.3% in fiscal 2007; risk free interest rates, 1.6% in fiscal 2009, 2.7% in fiscal 2008, and 4.6% in fiscal 2007; and no dividends during the expected term.

The following table summarizes option activity for the period ended September 26, 2009:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at September 27, 2008	7,599	$10.36	5 years	$17,926
Granted	3,652	$10.17
Exercised	(268)	$4.89
Cancelled or expired	(460)	$11.36

Outstanding at September 26, 2009	10,523	$10.39	4 years	$21,093

Exercisable at September 29, 2007	978	$12.40	1 year	$12,123
Exercisable at September 27, 2008	1,646	$13.33	3 years	$136
Exercisable at September 26, 2009	2,302	$11.96	3 years	$3,004
Expected to vest after September 26, 2009	7,849	$9.94	5 years	$17,270

The weighted average grant date fair value of options granted during the fiscal years ended September 26, 2009, September 27, 2008, and September 29, 2007 was $1.90, $0.81, and $4.12, respectively. The total intrinsic value of options exercised during the fiscal years ended September 26, 2009, September 27, 2008, and September 29, 2007 was $1.5 million, $0.2 million, and $5.5 million, respectively.

As of September 26, 2009, there was $9.2 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted average vesting period of 4 years.

Restricted Stock Awards

As of September 26, 2009 and September 27, 2008, there were 517,850 and 562,813 shares, respectively, of restricted stock awards outstanding. The awards generally vest in 20% or 25% increments, after a two or three year waiting period, over a six or seven year period of employment after the grant date. In fiscal 2009 and fiscal 2008, approximately $6.2 million and $2.5 million of bonus amounts earned in fiscal 2008 and fiscal 2007, respectively, were paid by granting approximately 620,000 and 370,000 of restricted shares that vested immediately.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock award activity during the three fiscal years in the period ended September 26, 2009 is summarized as follows:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share
Nonvested at September 30, 2006	731	$14.24
Granted	23	$15.60
Vested	(16)	$11.12
Forfeited	(90)	$10.78

Nonvested at September 29, 2007	648	$14.84
Granted	454	$4.29
Vested	(479)	$6.14
Forfeited	(60)	$13.92

Nonvested at September 27, 2008	563	$13.84
Granted	905	$7.06
Vested	(778)	$7.36
Forfeited	(172)	$14.87

Nonvested at September 26, 2009	518	$11.39

The weighted average grant date fair value of restricted stock awards granted during the fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007 was $7.06, $4.29 and $15.60, respectively. The aggregate fair value as of the vesting date of restricted shares that vested was $5.0 million, $2.1 million and $0.2 million for fiscal 2009, 2008 and 2007, respectively.

As of September 26, 2009, there was $4.2 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of two years.

13. Shareholders’ Equity

At September 26, 2009, there were 80,000,000 shares of common stock ($0.01 par value) authorized, of which 18,777,155 were outstanding, and 100,000,000 shares of non-voting Class A common stock ($0.01 par value) authorized, of which 47,532,954 were outstanding. The preferences and relative rights of the Class A common stock are identical to common stock in all respects, except that the Class A common stock generally will have no voting rights unless otherwise required by Delaware law.

There are 3,000,000 shares of Class B stock ($0.01 par value) authorized, of which 1,652,262 were outstanding at September 26, 2009 and September 27, 2008. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and the holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B stock have certain conversion rights and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There are 1,000,000 shares of preferred stock ($0.01 par value) authorized, of which no shares were outstanding at September 26, 2009 and September 27, 2008, and 25 shares were outstanding at September 29, 2007. In January 2008, the 25 shares of Series B preferred stock of Series B preferred stock outstanding at September 29, 2007 were redeemed by the Company for $750,000.

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

Under the Company’s stock repurchase program, the Company is authorized to repurchase up to $100 million of its common stock, in part, to minimize the dilutive impact of the Company’s stock-based equity compensation programs over time. During the fiscal year ended September 26, 2009, the Company repurchased 2.2 million shares of its voting common stock for an aggregate price of approximately $19.3 million and 2.1 million shares of its Class A non-voting common stock for an aggregate price of approximately $17.8 million. In total, as of September 26, 2009, the Company had repurchased approximately 6.3 million shares under the program for approximately $53.0 million.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share (EPS) computations:

	Fiscal Year Ended September 26, 2009			Fiscal Year Ended September 27, 2008			Fiscal Year Ended September 29, 2007
	Net Income	Shares	Per Share	Net Loss	Shares	Per Share	Net Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income (loss) available to common shareholders	$65,948	69,499	$0.95	$(267,335)	71,117	$(3.76)	$32,304	70,824	$0.46
Effect of dilutive securities:
Options to purchase common stock		506	(0.01)		—	—		485	—
Restricted shares		259	—		—	—		676	(0.01)
Convertible preferred stock		—	—		—	—		65	—

Diluted EPS:
Net income (loss) available to common shareholders	$65,948	70,264	$0.94	$(267,335)	71,117	$(3.76)	$32,304	72,050	$0.45

Options to purchase 10.5 million shares of common stock and Class A common stock at prices ranging from $4.26 to $17.99 per share were outstanding at September 26, 2009. Of these shares, 6.7 million were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive. Options to purchase 7.6 million shares of common stock and Class A common stock at prices ranging from $4.26 to $17.99 per share were outstanding at September 27, 2008. The potential effects of stock awards and the assumed conversion of the Company’s convertible preferred stock were excluded from the diluted earnings per share calculation for the fiscal year ended September 27, 2008, because their inclusion in a net loss period would be anti-dilutive to the earnings per share calculation. Options to purchase 4.7 million shares of common stock and Class A common stock at prices ranging from $4.26 to $17.99 per share were outstanding at September 29, 2007. Of these shares, 1.8 million were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Quarterly Financial Data – Unaudited

	Fiscal 2009
	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Net sales	$292,542		$476,425	$482,162	$363,171
Gross profit	85,481		160,553	165,054	116,238
Net income (loss)	(6,184)		33,020	31,076	8,036

Net income (loss) per share:
Basic	$(0.09)		$0.48	$0.45	$0.12
Diluted	$(0.09)		$0.47	$0.44	$0.12

Weighted average common shares outstanding:
Basic	70,519		69,122	69,345	68,502
Diluted	70,519		69,872	70,449	69,768

	Fiscal 2008
	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Net sales	$313,785		$484,688	$492,937	$413,976
Gross profit	94,322		159,810	152,947	114,249
Net income (loss)	(289,526	)(1)	20,453	15,648	(13,910	)(2)

Net income (loss) per share:
Basic	$(4.07	)(1)	$0.29	$0.22	$(0.20	)(2)
Diluted	$(4.07	)(1)	$0.28	$0.22	$(0.20	)(2)

Weighted average shares outstanding:
Basic	71,178		71,427	71,493	70,330
Diluted	71,178		72,035	72,148	70,330

(1)	Includes goodwill impairment of $400,000 ($288,700 net of taxes, or $4.06 per share).
(2)	Includes goodwill and long-lived asset impairment of $29,800 ($18,900 net of taxes or $0.27 per share).

16. Transactions with Related Parties

During fiscal 2009, 2008 and 2007, subsidiaries of the Company purchased approximately $1.1 million, $1.2 million and $1.5 million, respectively, of products from Bio Plus, Inc., a company that produces granular peanut hulls. As of September 26, 2009 and September 27, 2008, the amounts owed to BioPlus, Inc for such purchases were not material. A director of the Company is a minority shareholder and a director of Bio Plus, Inc.

During fiscal 2009, 2008 and 2007, Tech Pac, a subsidiary of the Company, made purchases from Contract Packaging, Inc, (“CPI”), Tech Pac’s principal supplier and a minority 20% shareholder. Tech Pac’s total purchases from CPI were approximately $29 million, $18 million and $37 million for fiscal years 2009, 2008 and 2007, respectively. Amounts due to CPI as of September 26, 2009 and September 27, 2008 were $3.6 million and $1.5 million, respectively.

17. Business Segment Data

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Pet Products Group segment consists of Four Paws Products, TFH Publications, Kaytee, Aquatics, Interpet, Pets International, Breeder’s Choice and Life Sciences. These businesses are engaged in the manufacturing, purchase, sale and delivery of internally and externally produced pet supplies, books and food principally to independent pet distributors, national and regional retail chains, grocery stores, mass merchants and bookstores. The Garden Products segment consists of Pennington Seed, Matthews Four Seasons, Grant’s, AMBRANDS, Lilly Miller, the Pottery Group, Gulfstream and GKI/Bethlehem Lighting. Products manufactured, designed and sourced, or distributed are products found typically in the lawn and garden sections of mass merchandisers, warehouse-type clubs, home improvement centers and nurseries and include grass seed, bird feed, clay pottery, outdoor wooden planters and trellises, herbicides and insecticides. These products are sold directly to national and regional retail chains, independent garden distributors, grocery stores, nurseries and garden supply retailers.

The Corporate division includes expenses associated with corporate functions and projects, certain employee benefits, goodwill, interest income, interest expense and intersegment eliminations.

The following table indicates each class of similar products which represented more than 10% of the Company’s consolidated net sales in the fiscal years presented (in millions).

Category	2009	2008	2007
Grass seed	$174.5	$206.3	$195.7
Bird feed	200.7	199.7	168.3
Garden chemicals and control products	270.5	247.6	257.4
Other garden supplies	211.8	232.6	221.5
Other pet supplies	756.8	819.2	828.2

Total	$1,614.3	$1,705.4	$1,671.1

Wal*Mart, our largest customer, represented approximately 18% of our total company net sales in fiscal 2009 and approximately 17% in fiscal 2008 and 2007, and represented approximately 32% of Garden Products’ net sales in fiscal 2009, 30% in fiscal 2008 and 31% in fiscal 2007. Sales to Home Depot represented approximately 14% of Garden Products’ net sales in fiscal 2009, 12% in fiscal 2008 and 14% in fiscal 2007. Sales to Lowe’s represented approximately 11% of our total company net sales in fiscal 2009, and represented approximately 22% of Garden Products’ net sales in fiscal 2009, 18% in fiscal 2008 and 17% in fiscal 2007. PETsMART represented approximately 10% of Pet Products’ net sales in fiscal 2009, 2008 and 2007. PETCO is also a significant customer.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to the Company’s business segments for each of the three most recent fiscal years is presented in the table below.

	Fiscal Year Ended
	September 26, 2009	September 27, 2008		September 29, 2007
	(in thousands)
Net sales:
Pet Products	$833,178	$897,826		$893,193
Garden Products	781,122	807,560		777,952

Total	$1,614,300	$1,705,386		$1,671,145

Income (loss) from operations:
Pet Products	$102,156	$(88,201	)(1)	$94,329
Garden Products	68,927	(198,210	)(2)	45,616
Corporate	(45,097)	(38,003)		(40,528)

Total	125,986	(324,414)		99,417
Interest expense	(22,710)	(38,326)		(49,685)
Interest income	649	1,053		1,538
Other income	52	2,116		2,402
Income taxes	(36,368)	93,069		(19,999)
Minority interest	(1,661)	(833)		(1,369)

Net income (loss)	$65,948	$(267,335)		$32,304

Assets:
Pet Products	$394,150	$472,415		$478,714
Garden Products	348,825	409,646		456,484
Corporate and eliminations	407,950	377,257		711,624

Total	$1,150,925	$1,259,318		$1,646,822

Depreciation and amortization:
Pet Products	$15,844	$17,278		$18,227
Garden Products	6,571	8,739		7,757
Corporate	6,740	6,500		4,733

Total	$29,155	$32,517		$30,717

Expenditures for long-lived assets:
Pet Products	$7,148	$6,890		$17,498
Garden Products	3,154	4,473		20,533
Corporate	6,203	10,986		22,007

Total	$16,505	$22,349		$60,038

Minority interest is associated with Garden Products.

(1)	Includes goodwill impairment of $195,978,000.
(2)	Includes goodwill and long-lived asset impairment of $233,786,000.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Consolidating Condensed Financial Information of Guarantor Subsidiaries

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

The consolidating condensed financial statements for 2008 and 2007 incorrectly reflected cash and cash equivalents of the Guarantor Subsidiaries as that of the Parent. As a result, the consolidating condensed balance sheets and consolidating condensed statements of cash flows for fiscal 2008 and 2007 have been adjusted. Specifically, cash and cash equivalents, accounts payable, and net cash provided by (used in) operating activities for the Parent and Guarantor Subsidiaries were revised by $3.9 million and $0.7 million in fiscal 2008 and fiscal 2007, respectively.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Fiscal Year Ended September 26, 2009 (in thousands)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$489,717	$1,264,278	$(139,695)	$1,614,300
Cost of goods sold and occupancy	358,153	868,516	(139,695)	1,086,974

Gross profit	131,564	395,762	—	527,326
Selling, general and administrative expenses	122,654	278,686	—	401,340

Income from operations	8,910	117,076	—	125,986
Interest – net	(22,370)	309	—	(22,061)
Other income (expense)	(6,642)	6,694	—	52

Income (loss) before income taxes and minority interest	(20,102)	124,079	—	103,977
Income taxes (tax benefit)	(7,711)	44,079	—	36,368
Minority interest	1,661	—	—	1,661

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(14,052)	80,000	—	65,948
Equity in undistributed income of guarantor subsidiaries	80,000	—	(80,000)	—

Net income	$65,948	$80,000	$(80,000)	$65,948

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Fiscal Year Ended September 27, 2008 (in thousands)
	Unconsolidated			Consolidated
	Parent	Guarantor Subsidiaries	Eliminations
Net sales	$481,684	$1,331,918	$(108,216)	$1,705,386
Cost of goods sold and occupancy	355,855	936,419	(108,216)	1,184,058

Gross profit	125,829	395,499	—	521,328
Selling, general and administrative expenses	123,622	292,356	—	415,978
Goodwill and other impairments	91,481	338,283	—	429,764

Loss from operations	(89,274)	(235,140)	—	(324,414)
Interest – net	(36,918)	(355)	—	(37,273)
Other income (expense)	(2,281)	4,397	—	2,116

Loss before income taxes	(128,473)	(231,098)	—	(359,571)
Income taxes (tax benefit)	(33,225)	(59,844)	—	(93,069)
Minority interest	833	—	—	833

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(96,081)	(171,254)	—	(267,335)
Equity in undistributed (loss) income of guarantor subsidiaries	(171,254)	—	171,254	—

Net loss	$(267,335)	$(171,254)	$171,254	$(267,335)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Fiscal Year Ended September 29, 2007 (in thousands)
	Unconsolidated			Consolidated
	Parent	Guarantor Subsidiaries	Eliminations
Net sales	$499,083	$1,282,781	$(110,719)	$1,671,145
Cost of goods sold and occupancy	354,020	893,524	(110,719)	1,136,825

Gross profit	145,063	389,257	—	534,320
Selling, general and administrative expenses	131,814	303,089	—	434,903

Income from operations	13,249	86,168	—	99,417
Interest – net	(48,599)	452	—	(48,147)
Other income (expense)	(4,499)	6,901	—	2,402

Income (loss) before income taxes and minority interest	(39,849)	93,521	—	53,672
Income taxes (tax benefit)	(15,794)	35,793	—	19,999
Minority interest	1,369	—	—	1,369

Net income (loss) before equity in undistributed income of guarantor subsidiaries	(25,424)	57,728	—	32,304
Equity in undistributed income of guarantor subsidiaries	57,728	—	(57,728)	—

Net income	$32,304	$57,728	$(57,728)	$32,304

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED BALANCE SHEET September 26, 2009 (in thousands)
	Unconsolidated			Consolidated
	Parent	Guarantor Subsidiaries	Eliminations
ASSETS
Cash and cash equivalents	$82,958	$2,710	$—	$85,668
Accounts receivable, net	43,759	169,554	(6,748)	206,565
Inventories	80,512	204,322	—	284,834
Prepaid expenses and other assets	26,341	18,084	—	44,425

Total current assets	233,570	394,670	(6,748)	621,492
Land, buildings, improvements and equipment, net	55,644	109,090	—	164,734
Goodwill	—	207,749	—	207,749
Investment in guarantors	692,723	—	(692,723)	—
Other assets	49,266	107,684	—	156,950

Total	$1,031,203	$819,193	$(699,471)	$1,150,925

LIABILITIES
Accounts payable	$38,675	$76,909	$(6,748)	$108,836
Accrued expenses and other liabilities	38,343	47,070	—	85,413

Total current liabilities	77,018	123,979	(6,748)	194,249
Long-term debt	404,687	128	—	404,815
Other long-term obligations	2,163	2,363	—	4,526
Minority interest	2,250	—	—	2,250
Total shareholders’ equity	545,085	692,723	(692,723)	545,085

Total	$1,031,203	$819,193	$(699,471)	$1,150,925

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended September 26, 2009 (in thousands)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$179,757	$121,881	$(80,000)	$221,638

Additions to property	(7,882)	(8,623)	—	(16,505)
Businesses acquired, net of cash acquired	—	(6,549)	—	(6,549)
Proceeds from disposals of property	—	2,512	—	2,512
Investment in guarantor	30,007	(110,007)	80,000	—

Net cash provided (used) by investing activities	22,125	(122,667)	80,000	(20,542)

Repayments on revolving line of credit	(551,000)	—	—	(551,000)
Borrowings on revolving line of credit	473,000	—	—	473,000
Repayments of long-term debt	(24,780)	(221)	—	(25,001)
Proceeds from issuance of common stock	479	—	—	479
Excess tax benefits from stock-based awards	542	—	—	542
Repurchase of common stock	(37,821)	—	—	(37,821)
Payment of financing costs	(128)	—	—	(128)
Distribution to minority interest	(2,082)	—	—	(2,082)

Net cash used in financing activities	(141,790)	(221)	—	(142,011)

Effect of exchange rates on cash	—	(346)	—	(346)

Net increase (decrease) in cash and cash equivalents	60,092	(1,353)	—	58,739
Cash and cash equivalents at beginning of year	22,866	4,063	—	26,929

Cash and cash equivalents at end of year	$82,958	$2,710	$—	$85,668

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended September 27, 2008 (in thousands)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(254,189)	$197,963	$171,254	$115,028

Additions to property	(11,642)	(10,707)	—	(22,349)
Proceeds from disposal of Property	—	12,053	—	12,053
Businesses acquired, net of cash acquired	—	(5,010)	—	(5,010)
Restricted investments	(100)	—	—	(100)
Investment in guarantor	368,472	(197,218)	(171,254)	—

Net cash provided (used) by investing activities	356,730	(200,882)	(171,254)	(15,406)

Repayments on revolving line of credit	(804,000)	—	—	(804,000)
Borrowings on revolving line of credit	718,000	—	—	718,000
Repayments of long-term debt	(2,399)	(212)	—	(2,611)
Redemption of preferred stock	(750)	—	—	(750)
Proceeds from issuance of common stock	1,432	—	—	1,432
Excess tax benefits from stock-based awards	68	—	—	68
Repurchase of common stock	(5,899)	—	—	(5,899)
Payment of financing costs	(175)	—	—	(175)

Net cash provided by financing activities	(93,723)	(212)	—	(93,935)

Effect of exchange rates on cash	—	187	—	187

Net increase (decrease) in cash and cash equivalents	8,818	(2,944)	—	5,874
Cash and cash equivalents at beginning of year	14,048	7,007	—	21,055

Cash and cash equivalents at end of year	$22,866	$4,063	$—	$26,929

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended September 29, 2007 (in thousands)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$46,707	$49,556	$(57,728)	$38,535

Additions to property	(23,574)	(36,464)	—	(60,038)
Businesses acquired, net of cash acquired	(1,465)	(32,539)	—	(34,004)
Collection of note	3,340	—	—	3,340
Issuance of note	—	(2,025)	—	(2,025)
Restricted investments	267	—	—	267
Investment in guarantor	(72,173)	14,445	57,728	—

Net cash provided (used) by investing activities	(93,605)	(56,583)	57,728	(92,460)

Repayments on revolving line of credit	(967,000)	—	—	(967,000)
Borrowings on revolving line of credit	1,012,000	—	—	1,012,000
Repayments of long-term debt	(3,411)	447	—	(2,964)
Proceeds from issuance of common stock	4,393	—	—	4,393
Excess tax benefits from stock-based awards	1,977	—	—	1,977
Distribution to minority interest	(800)	—	—	(800)
Payment of financing costs	(1,131)	—	—	(1,131)

Net cash provided by financing activities	46,028	447	—	46,475

Effect of exchange rates on cash	—	99	—	99

Net increase (decrease) in cash and cash equivalents	(870)	(6,481)	—	(7,351)
Cash and cash equivalents at beginning of year	14,918	13,488	—	28,406

Cash and cash equivalents at end of year	$14,048	$7,007	$—	$21,055

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of September 26, 2009.

(b) Changes in Internal Control Over Financial Reporting. Central’s management, with the participation of Central’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Central’s internal control over financial reporting occurred during the fourth quarter of fiscal 2009. Based on that evaluation, management concluded that there has been no change in Central’s internal control over financial reporting during the fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, Central’s internal control over financial reporting.

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

The remaining information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders under the captions “Election of Directors,” “Further Information Concerning the Board of Directors – Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance.” See also Item 1 – Business above.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders under the captions “Ownership of Management and Principal Stockholders” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders under the captions “Compensation Committee Interlocks and Insider Participation” and “Transactions with the Company.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm.”

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

Date: November 20, 2009

CENTRAL GARDEN & PET COMPANY

By	/s/ WILLIAM E. BROWN
William E. Brown
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ WILLIAM E. BROWN William E. Brown	Chairman and Chief Executive Officer (Principal Executive Officer)	November 20, 2009

/s/ JEFFREY A. BLADE Jeffrey A. Blade	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 20, 2009

/s/ JOHN B. BALOUSEK John B. Balousek	Director	November 20, 2009

/s/ DAVID N. CHICHESTER David N. Chichester	Director	November 20, 2009

/s/ BROOKS M. PENNINGTON, III Brooks M. Pennington, III	Director	November 20, 2009

/s/ ALFRED A. PIERGALLINI Alfred A. Piergallini	Director	November 20, 2009

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

Exhibit Number	Exhibit
3.1	Fourth Amended and Restated Certificate of Incorporation, including the Certificate of Designation – Series A Convertible Preferred Stock and Certificate of Designation – Series B Convertible Preferred Stock (Incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended September 30, 2006).

3.2	Amended and Restated By-laws of Central Garden & Pet Company, effective February 10, 2009 (Incorporated by reference from Exhibit 3.2 to the Company’s Form 10-Q for the fiscal quarter ended March 28, 2009).

4.1	Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4.1 to Registration Statement No. 33-48070).

4.2	Specimen Class A Common Stock Certificate (Incorporated by reference from Exhibit 1 to the Company’s Form 8-A filed January 24, 2007).

4.3	Indenture dated as of January 30, 2003 between the Company, Wells Fargo and the Subsidiary Guarantors name therein (Incorporated by reference from Exhibit 4.1 to Registration Statement on Form S-4 No. 333-103835).

10.1*	Form of Indemnification Agreement between the Company and Executive Officers and Directors (Incorporated by reference from Exhibit 10.18 to Registration Statement No. 33-48070).

10.2	Credit Agreement dated as of February 28, 2006 among Central Garden & Pet Company, the Subsidiary Borrowers from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, CIBC World Markets Corp., Suntrust Bank and Union Bank of California, N.A., as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Bookrunners and Joint Lead Arrangers (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2006).

10.2.1	Amendment No. 1 dated May 16, 2006 to the Credit Agreement, dated February 28, 2006, among Central Garden & Pet Company, the Subsidiary Guarantors and lenders thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2007).

10.2.2	Amendment No. 2 dated August 24, 2006 to the Credit Agreement, dated February 28, 2006, among Central Garden & Pet Company, the Subsidiary Guarantors and lenders thereto (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 20, 2007).

10.2.3	Amendment No. 3 dated December 8, 2006 to the Credit Agreement, dated February 28, 2006, among Central Garden & Pet Company, the Subsidiary Guarantors and lenders thereto (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 20, 2007).

10.2.4	Amendment No. 4 dated March 15, 2007 to the Credit Agreement, dated February 28, 2006, among Central Garden & Pet Company, the Subsidiary Guarantors and lenders thereto (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 20, 2007).

10.2.5	Amendment No. 5 dated August 27, 2007 to the Credit Agreement, dated February 28, 2006, among Central Garden & Pet Company, the Subsidiary Guarantors and lenders thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2007).

10.2.6	Amendment No. 6 dated March 18, 2008 to the Credit Agreement, dated February 28, 2006, among Central Garden & Pet Company, the Subsidiary Guarantors and lenders thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 30, 2007).

Exhibit Number	Exhibit
10.3*	1993 Omnibus Equity Incentive Plan, as amended (Incorporated by reference from Exhibits 4.1 to the Company’s Registration Statements Nos. 33-7236, 33-89216, 333-1238 and 333-41931).

10.4*	2003 Omnibus Equity Incentive Plan, as amended and restated effective December 10, 2008 (Incorporated by reference from Exhibit 10.4 to the Company’s Form 10-Q for the fiscal quarter ended March 28, 2009).

10.4.1*	Form of Nonstatutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan. (Incorporated by reference from Exhibit 10.5.1 to the Company’s Form 10-K for the fiscal year ended September 25, 2004).

10.4.2*	Form of Restricted Stock Agreement for 2003 Omnibus Equity Incentive Plan. (Incorporated by reference from Exhibit 10.5.2 to the Company’s Form 10-K for the fiscal year ended September 25, 2004).

10.5*	Nonemployee Director Equity Incentive Plan, as amended and restated effective December 10, 2008 (Incorporated by reference from Exhibit 10.5 to the Company’s Form 10-Q for the fiscal quarter ended March 28, 2009).

10.5.1*	Form of Nonstatutory Stock Option Agreement for Nonemployee Director Equity Incentive Plan (Incorporated by reference from Exhibit 10.6.1 to the Company’s Form 10-Q for the fiscal quarter ended December 25, 2004).

10.5.2*	Form of Restricted Stock Agreement for Nonemployee Director Equity Incentive Plan (Incorporated by reference from Exhibit 10.6.2 to the Company’s Form 10-Q for the fiscal quarter ended December 25, 2004).

10.6*	Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III (Incorporated by reference from Exhibit 10.20 to the Company’s Form 10-K/A for the fiscal year ended September 26, 1998).

10.7*	Modification and Extension of Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III, dated as of May 6, 2003 (Incorporated by reference from Exhibit 10.7.1 to the Company’s Form 10-Q for the fiscal quarter ended June 28, 2003).

10.7.1*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of April 10, 2006, between the Company and Brooks M. Pennington III (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 10, 2006).

10.7.2*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of July 1, 2008, between the Company and Brooks M. Pennington III (Incorporated by reference from Exhibit 10.7.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008).

10.8*	Employment Agreement dated as of July 9, 2004 between the Company and James V. Heim. (Incorporated by reference from Exhibit 10.9 to the Company’s Form 10-K for the fiscal year ended September 25, 2004).

10.8.1*	Amendment to Employment Agreement between the Company and James V. Heim (Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended December 27, 2008).

10.9*	Form of Agreement to Protect Confidential Information, Intellectual Property and Business Relationships (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2005).

10.10*	Form of Post-Termination Consulting Agreement (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 14, 2005).

Exhibit Number	Exhibit
10.11*	Employment Agreement between the Company and Glen R. Fleischer dated January 14, 2009 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended March 28, 2009).

10.12*	Separation Agreement between the Company and Stuart W. Booth dated April 1, 2009 (Incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed April 7, 2009).

10.13*	Employment Offer Letter between Jeffrey A. Blade and the Company, dated September 1, 2009 (Incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 8, 2009).

12	Statement re Computation of Ratios of Earnings to Fixed Charges.

14	Code of Ethics (Incorporated by reference from Exhibit 14 to the Company’s Form 10-K for the fiscal year ended September 24, 2005).

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.