Form 10-Q
period 2009-12-26
CENTRAL GARDEN & PET CO
filed 2010-02-04
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of January 31, 2010	17,057,533
Class A Common Stock Outstanding as of January 31, 2010	45,727,431
Class B Stock Outstanding as of January 31, 2010	1,652,262

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in our Form 10-K for the fiscal year ended September 26, 2009 including the factors described in the section entitled “Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

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

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Unaudited

	December 27, 2008	December 26, 2009	(See Note 1) September 26, 2008
ASSETS
Current assets:
Cash and cash equivalents	$8,862	$91,791	$85,668
Accounts receivable (less allowance for doubtful accounts of $14,192, $17,890 and $18,014)	165,681	128,991	206,565
Inventories	393,702	327,403	284,834
Prepaid expenses and other	41,207	48,023	44,425

Total current assets	609,452	596,208	621,492

Land, buildings, improvements and equipment—net	171,616	162,336	164,734
Goodwill	201,499	207,749	207,749
Other intangible assets—net	106,493	102,236	103,366
Deferred income taxes and other assets	105,301	53,448	53,584

Total	$1,194,361	$1,121,977	$1,150,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120,936	$117,635	$108,836
Accrued expenses	78,268	83,091	82,143
Current portion of long-term debt	3,332	3,256	3,270

Total current liabilities	202,536	203,982	194,249

Long-term debt	487,721	404,007	404,815
Other long-term obligations	6,663	4,405	4,526

Shareholders’ equity:
Common stock, $.01 par value: 20,763,918, 17,125,695 and 18,777,155 shares outstanding at December 27, 2008, December 26, 2009 and September 26, 2009	208	171	188
Class A common stock, $.01 par value: 47,967,785, 45,745,191 and 47,532,954 shares outstanding at December 27, 2008, December 26, 2009 and September 26, 2009	480	458	475
Class B stock, $.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	552,893	505,568	531,300
Accumulated earnings (deficit)	(56,647)	2,309	12,044
Accumulated other comprehensive income	32	1,101	1,062

Total Central Garden & Pet Company shareholders’ equity	496,982	509,623	545,085
Noncontrolling interest	459	(40)	2,250

Total shareholders’ equity	497,441	509,583	547,335

Total	$1,194,361	$1,121,977	$1,150,925

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	December 27, 2008	December 26, 2009
Net sales	$292,542	$269,236
Cost of goods sold and occupancy	207,061	181,467

Gross profit	85,481	87,769
Selling, general and administrative expenses	88,147	87,248

Income (loss) from operations	(2,666)	521
Interest expense	(6,884)	(4,944)
Interest income	332	10
Other income (expense)	(950)	592

Loss before income tax benefit	(10,168)	(3,821)
Income tax benefit	(3,853)	(1,402)

Loss including noncontrolling interest	(6,315)	(2,419)
Net income (loss) attributable to noncontrolling interest	(131)	475

Net loss attributable to Central Garden & Pet Company	$(6,184)	$(2,894)

Net loss per share attributable to Central Garden & Pet Company:
Basic and diluted	$(0.09)	$(0.04)

Weighted average shares used in the computation of net loss per share:
Basic and diluted	70,519	66,828

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 27, 2008	December 26, 2009
Cash flows from operating activities:
Net loss	$(6,315)	$(2,419)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,474	7,231
Stock-based compensation	1,072	1,846
Excess tax benefits from stock-based awards	—	(196)
Deferred income taxes	(365)	(519)
(Gain) loss on sale of property and equipment	(11)	112
Gain on termination of interest rate swap	—	(142)
Change in assets and liabilities:
Accounts receivable	94,061	77,578
Inventories	(46,805)	(42,522)
Prepaid expenses and other assets	(3,554)	(2,948)
Accounts payable	(12,769)	7,946
Accrued expenses	(6,335)	(1,558)
Other long-term obligations	(374)	(121)

Net cash provided by operating activities	26,079	44,288

Cash flows from investing activities:
Additions to property and equipment	(3,889)	(2,612)
Restricted investments	(331)	—

Net cash used in investing activities	(4,220)	(2,612)

Cash flows from financing activities:
Borrowings on revolving line of credit	148,000	—
Repayments of revolving line of credit	(160,000)	—
Repayments of long-term debt	(22,486)	(823)
Proceeds from issuance of common stock	—	295
Repurchase of common stock	(2,866)	(32,450)
Distribution to noncontrolling interest	(2,082)	(2,761)
Excess tax benefits from stock-based awards	—	196

Net cash used in financing activities	(39,434)	(35,543)
Effect of exchange rate changes on cash and cash equivalents	(492)	(10)

Net (decrease) increase in cash and cash equivalents	(18,067)	6,123
Cash and equivalents at beginning of period	26,929	85,668

Cash and equivalents at end of period	$8,862	$91,791

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended December 26, 2009

(unaudited)

1. Basis of Presentation

The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of December 27, 2008 and December 26, 2009, the condensed consolidated statements of operations and cash flows for the three months ended December 27, 2008 and December 26, 2009 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

For the Company’s foreign business in the UK, the local currency is the functional currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the period. Deferred taxes are not provided on translation gains and losses, because the Company expects earnings of its foreign subsidiary to be permanently reinvested. Transaction gains and losses are included in results of operations. See Note 7, Supplemental Equity and Comprehensive Income Information, for further detail.

Due to the seasonal nature of the Company’s garden business, the results of operations for the three month periods ended December 26, 2009 and December 27, 2008 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2009 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 26, 2009 balance sheet presented herein was derived from the audited statements.

The Company has evaluated subsequent events through February 4, 2010, the filing date of this Form 10-Q, and has determined that there were no subsequent events to recognize or disclose in these financial statements.

Noncontrolling Interest

Noncontrolling interest in the Company’s condensed consolidated financial statements represents the 20% interest not owned by Central in a consolidated subsidiary. Since the Company controls this subsidiary, its financial statements are fully consolidated with those of the Company, and the noncontrolling owner’s 20% share of the subsidiary’s net assets and results of operations is deducted and reported as noncontrolling interest on the consolidated balance sheets and as net income (loss) attributable to noncontrolling interest in the consolidated statements of operations. Effective September 27, 2009, the Company adopted new accounting guidance, as discussed further below, concerning the treatment of noncontrolling interests in consolidated financial statements. The new guidance changed the accounting and reporting for minority interests, which have been re-characterized as noncontrolling interests, as discussed above. Prior period financial statements and disclosures for existing minority interests have been restated in accordance with the new guidance. As of December 27, 2008, September 26, 2009, September 27, 2008 and September 29, 2007 the liability related to noncontrolling interest was $0.5 million, $2.3 million, $2.7 million and $1.8 million, respectively, and was included as mezzanine equity on the consolidated balance sheets. For the three months ended December 27, 2008 and the fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007, the net income (loss) attributable to noncontrolling interest was ($0.1) million, $1.7 million, $0.8 million and $1.4 million, respectively, and was included as minority interest on the consolidated statements of operations. All other requirements of the new guidance will be applied prospectively. See Note 7, Supplemental Equity and Comprehensive Income Information, for additional information and revised disclosures required by the adoption of that guidance.

Derivative Instruments

The Company principally uses a combination of purchase orders and various short and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities. The Company also enters into commodity futures and options contracts to reduce the volatility of price fluctuations of corn, which impacts the cost of raw materials. The Company’s primary objective when entering into these derivative contracts is to achieve greater certainty with regard to the future price of commodities purchased for use in its supply chain. These derivative contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into derivative contracts for speculative purposes and does not use leveraged instruments.

The Company does not perform the assessments required to achieve hedge accounting for commodity derivative positions. Accordingly, the changes in the values of these derivatives are recorded currently in cost of sales in its condensed consolidated statements of operations. As of December 26, 2009, the notional amount of these contracts was not significant.

Repurchase of Company Stock

During the quarter ended December 26, 2009, we repurchased and retired 1.7 million shares of our voting common stock at an aggregate cost of approximately $16.6 million, or approximately $9.96 per share, and 1.9 million shares of our non-voting Class A common stock at an aggregate cost of approximately $18.0 million, or approximately $9.58 per share.

Recent Accounting Pronouncements

Accounting Standards Codification (“ASC”) Subtopic 820, “Fair Value Measurements and Disclosures,” provides a consistent definition of fair value that focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-level hierarchy for fair value measurements. On September 28, 2008, the Company adopted the applicable sections of ASC 820 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. At that time, the Company elected to defer adoption of ASC 820 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. On September 27, 2009, the Company adopted the sections of ASC 820 regarding nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Fair value measurements of non-financial assets and liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. The applicable sections of ASC 820 were applied prospectively. The adoption of the various sections of ASC 820 on September 28, 2008 and September 27, 2009 did not have a material impact on the Company’s consolidated financial statements.

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

On September 27, 2009, the Company adopted ASC 810-10-65-1, “Consolidation.” This section requires reporting entities to present noncontrolling interests in any of its consolidated entities as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The adoption did not have an impact on net earnings or equity attributable to the Company’s shareholders, but impacted the presentation format of the Company’s consolidated statements of operations and consolidated balance sheets as follows:

•	Consolidated net income (loss) was recast to include net income (loss) attributable to both the Company and noncontrolling interests in the condensed consolidated statements of operations.

•	Noncontrolling interests were reclassified from mezzanine equity to equity, separate from the Company’s shareholders’ equity, in the condensed consolidated balance sheets.

•

The condensed consolidated statements of cash flows now begin with net income (loss) (including noncontrolling interests) instead of net income (loss) attributable to Central Garden & Pet Company, with net income (loss) from noncontrolling interests no longer a reconciling item in arriving at net cash provided by operating activities.

•	Interim disclosures of consolidated shareholders’ equity and comprehensive income have been added as part of the disclosure requirements.

On September 27, 2009, the Company adopted provisions of ASC 815, “Derivatives and Hedging,” which requires entities to disclose: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of the provisions of this ASC did not have a material impact on the Company’s consolidated financial statements.

On September 27, 2009, the Company adopted the applicable sections of ASC 275, “Risks and Uncertainties,” and ASC 350, “Intangibles — Goodwill and Other,” that address the determination of the useful life of intangible assets. These sections address the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of these applicable sections may have an impact on the accounting for intangible assets that are a part of any future acquisitions.

On September 27, 2009, the Company adopted the applicable sections of ASC 260-10, “Earnings Per Share,” that address whether instruments granted in share-based payment transactions are participating securities. These sections conclude that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share pursuant to the two-class method. The adoption of these applicable sections did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value.” ASU 2009-05 amends ASC 820, “Fair Value Measurements,” by providing additional guidance on determining the fair value of liabilities when a quoted price in an active market for an identical liability is not available. This ASU became effective for the Company on September 27, 2009 and did not have a significant impact on the measurement of its liabilities as of that date; however, the ASU may affect the fair value measurement of liabilities for future acquisitions and divestitures.

In December 2009, the FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets.” ASU 2009-16 amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets, and also expands the disclosure requirements for such transactions. This ASU will become effective for the Company on September 26, 2010. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. This ASU will become effective for the Company on September 26, 2010. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures about Fair Value Measurements.” This ASU requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The ASU also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009 and will be effective for the Company December 27, 2009. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and will be effective for the Company on September 25, 2011.

2. Fair Value Measurements

ASC 820 establishes a single authoritative definition of fair value, a framework for measuring fair value and expands disclosure of fair value measurements. ASC 820 requires financial assets and liabilities to be categorized based on the inputs used to calculate their fair values as follows:

Level 1— Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3—Unobservable inputs for the asset or liability, which reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no significant financial assets or liabilities measured at fair value as of December 26, 2009.

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the period ended December 26, 2009, the Company was not required to measure any significant non-financial assets and liabilities at fair value.

3. Financial Instruments

The Company’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of the Company’s senior subordinated notes as of December 26, 2009 is $139.2 million, compared to a carrying value of $138.9 million. The estimated fair value is based on quoted market prices for these instruments.

The estimated fair value of the Company’s term loan, including current portion, as of December 26, 2009 is $252.4 million, compared to a carrying value of $267.8 million. The estimated fair value has been determined using inputs that were derived from available market information and may not be representative of actual values that could have been or will be realized in the future.

4. Goodwill

The Company accounts for goodwill in accordance with ASC 350, “Intangibles – Goodwill and Other,” and tests goodwill for impairment annually, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This assessment involves the use of significant accounting judgments and estimates as to future operating results and discount rates. Changes in estimates or use of different assumptions could produce significantly different results. An impairment loss is generally recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company uses discounted cash flow analysis to estimate the fair value of our reporting units. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all four reporting units to the Company’s total market capitalization.

5. Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
December 26, 2009
Marketing-related intangible assets – amortizable	$12.4	$(4.2)	$—	$8.2
Marketing-related intangible assets – nonamortizable	59.6	—	(4.9)	54.7

Total	72.0	(4.2)	(4.9)	62.9

Customer-related intangible assets – amortizable	41.6	(9.2)	—	32.4
Customer-related intangible assets – nonamortizable	—	—	—	—

Total	41.6	(9.2)	—	32.4

Other acquired intangible assets – amortizable	9.2	(2.3)	—	6.9
Other acquired intangible assets – nonamortizable	1.2	—	(1.2)	—

Total	10.4	(2.3)	(1.2)	6.9

Total other intangible assets	$124.0	$(15.7)	$(6.1)	$102.2

December 27, 2008
Marketing-related intangible assets – amortizable	$10.5	$(2.9)	$—	$7.6
Marketing-related intangible assets – nonamortizable	61.4	—	(4.9)	56.5

Total	71.9	(2.9)	(4.9)	64.1

Customer-related intangible assets – amortizable	41.6	(7.0)	—	34.6
Customer-related intangible assets – nonamortizable	—	—	—	—

Total	41.6	(7.0)	—	34.6

Other acquired intangible assets – amortizable	9.2	(1.4)	—	7.8
Other acquired intangible assets – nonamortizable	1.2	—	(1.2)	—

Total	10.4	(1.4)	(1.2)	7.8

Total other intangible assets	$123.9	$(11.3)	$(6.1)	$106.5

September 26, 2009
Marketing-related intangible assets – amortizable	$10.5	$(3.6)	$—	$6.9
Marketing-related intangible assets – nonamortizable	61.4	—	(4.9)	56.5

Total	71.9	(3.6)	(4.9)	63.4
Customer-related intangible assets – amortizable	41.6	(8.7)	—	32.9
Customer-related intangible assets – nonamortizable	—	—	—	—

Total	41.6	(8.7)	—	32.9
Other acquired intangible assets – amortizable	9.2	(2.1)	—	7.1
Other acquired intangible assets – nonamortizable	1.2	—	(1.2)	—

Total	10.4	(2.1)	(1.2)	7.1

Total other intangible assets	$123.9	$(14.4)	$(6.1)	$103.4

Other intangible assets acquired include contract-based and technology-based intangible assets.

The Company evaluates long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis, and no impairment of its indefinite-lived intangible assets was indicated during its fiscal 2009 review. Other factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present during fiscal 2009, and accordingly, no impairment charges were recognized during fiscal 2009. In fiscal 2008, indicators of impairment were identified within the Garden Products segment related to current operating losses in certain operations. Accordingly, the Company recognized a $6.1 million impairment charge related to certain trade names.

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 1 to 25 years; over weighted average lives of 12 years for marketing-related intangibles, 22 years for customer-related intangibles and nine years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $1.2 million and $1.0 million for the three month periods ended December 26, 2009 and December 27, 2008, respectively, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $4 million per year from fiscal 2010 through fiscal 2014.

6. Long-Term Debt

As of December 26, 2009, the Company has $650 million in senior secured credit facilities, consisting of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. Interest on the revolving credit facility is based, at the Company’s option, on a rate equal to prime plus a margin, which fluctuates from 0% to 0.375%, or LIBOR plus a margin, which fluctuates from 0.75% to 1.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of December 26, 2009, the applicable interest rate on the revolving credit facility related to base rate borrowings was 3.38%, and the applicable interest rate related to LIBOR rate borrowings was 1.49%. Interest on the term loan is based, at the Company’s option, on a rate equal to LIBOR plus a margin, which fluctuates from 1.50% to 1.75%, or the prime rate plus a margin, which fluctuates from 0.50% to 0.75. As of December 26, 2009, the applicable interest rate on the term loan related to base rate borrowings was 3.75%, and the applicable rate related to LIBOR rate borrowings was 1.74%. The term loan is payable in quarterly installments of $750,000 with the balance payable in September 2012. As of December 26, 2009, $267.8 million of the term loan was outstanding.

These facilities are secured by substantially all of the Company’s assets and contain certain financial covenants which require the Company to maintain minimum levels of interest coverage and maximum levels of total debt to EBITDA and that restrict the Company’s ability to repurchase its stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the facilities. Under the terms of the Company’s senior secured credit facilities, it may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount not to exceed $75 million over the life of the facilities; if the total leverage ratio for the fiscal quarter most recently ended is less than 3.0 to 1.0, the maximum restricted payment amount will be increased to $100 million over the life of the facilities. Apart from the covenants limiting restricted payments and capital expenditures, the facilities do not restrict the use of retained earnings or net income.

The Company was in compliance with all financial covenants as of December 26, 2009. There was no outstanding balance at December 26, 2009 under the $350 million revolving credit facility. There were $16.2 million of outstanding letters of credit. After giving effect to the financial covenants in the credit agreement, the remaining potential borrowing capacity was $326.9 million.

The Company’s credit facility contains mandatory prepayment provisions when it has excess cash flow and the leverage ratio exceeds 3.0 to 1.0, as defined in the credit agreement, during the fiscal year. Accordingly, in December 2008, the Company repaid approximately $21.6 million of the term loan per this provision.

The Company also has outstanding $150 million of 9- 1/8% senior subordinated notes due 2013. In October 2003, the Company entered into a $75 million pay-floating interest rate swap effectively converting half of its $150 million fixed rate 9- 1/8 % senior subordinated notes to a floating rate of LIBOR + 4.04%. In February 2009, the swap was terminated prior to its maturity by the counterparty in accordance with the terms of the interest rate swap agreement. As a result of this swap termination, the Company received cash proceeds and realized a settlement gain of $2.3 million that was recorded as an adjustment to the carrying amount of the related debt. The settlement gain is being amortized as an offset to interest expense over the remaining term of the debt, which matures in February 2013.

In connection with the 2006 purchase by a wholly-owned subsidiary of an additional 60% equity interest in Tech Pac L.L.C., the Company deposited approximately $15.5 million into an escrow for possible contingent performance-based payments. In March 2009, a net amount of $4.8 million in cash was paid in performance-based payments, which the Company recognized as additional goodwill. There are no remaining contingent performance-based payments due to the seller. As part of the resolution of the contingent payments, the Company became the beneficiary of the remaining funds in the escrow, which are comprised primarily of $12.8 million of aggregate principal amount of the senior subordinated notes. Under the requirements of ASC 860, “Transfers and Servicing,” the senior subordinated notes contained within the escrow accounts have been recorded as a reduction of debt for accounting purposes against the Company’s outstanding senior subordinated notes balance as of December 26, 2009. The senior subordinated notes continue to be held in escrow and have not been retired.

7. Supplemental Equity and Comprehensive Income Information

The following table summarizes the allocation of total comprehensive income between controlling and noncontrolling interests for the three months ended December 26, 2009 and December 27, 2008:

	Three Months Ended December 26, 2009
	Controlling Interest	Noncontrolling Interest	Total
	(in thousands)
Net income (loss)	$(2,894)	$475	$(2,419)
Other comprehensive income:
Foreign currency translation	39	—	39

Total comprehensive income (loss)	$(2,855)	$475	$(2,380)

	Three Months Ended December 27, 2008
	Controlling Interest	Noncontrolling Interest	Total
	(in thousands)
Net loss	$(6,184)	$(131)	$(6,315)
Other comprehensive loss:
Foreign currency translation	(3,168)	—	(3,168)

Total comprehensive income (loss)	$(9,352)	$(131)	$(9,483)

The following table provides a summary of the changes in the carrying amounts of shareholders’ equity attributable to controlling interest and noncontrolling interest for the three months ended December 26, 2009 and December 27, 2008:

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 26, 2009	$188	$475	$16	$531,300	$12,044	$1,062	$545,085	$2,250	$547,335
Comprehensive income (loss)					(2,894)	39	(2,855)	475	(2,380)
Stock based compensation				1,363			1,363		1,363
Restricted share activity				(46)			(46)		(46)
Issuance of common stock		2		604			606		606
Repurchase of common stock	(17)	(19)		(27,849)	(6,841)		(34,726)		(34,726)
Distributions to noncontrolling interest								(2,761)	(2,761)
Other								(4)	(4)
Tax benefit on stock option exercise				196			196		196

Balance December 26, 2009	$171	$458	$16	$505,568	$2,309	$1,101	$509,623	$(40)	$509,583

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 27, 2008	$210	$485	$16	$555,310	$(50,463)	$3,200	$508,758	$2,667	$511,425
Comprehensive loss					(6,184)	(3,168)	(9,352)	(131)	(9,483)
Stock based compensation				600			600		600
Restricted share activity				(57)			(57)		(57)
Issuance of common stock				470			470		470
Repurchase of common stock	(2)	(5)		(3,430)			(3,437)		(3,437)
Distributions to noncontrolling interest								(2,082)	(2,082)
Other								5	5

Balance December 27, 2008	$208	$480	$16	$552,893	$(56,647)	$32	$496,982	$459	$497,441

8. Stock-Based Compensation

The Company recognized share-based compensation expense of $1.8 million and $1.1 million for the three month periods ended December 26, 2009 and December 27, 2008, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the period ended December 26, 2009 and December 27, 2008 was $0.5 million and $0.4 million, respectively.

9. Earnings per Share

The potential effects of stock awards were excluded from the diluted earnings per share calculation for the three month periods ended December 26, 2009 and December 27, 2008 because their inclusion in a net loss period would be anti-dilutive to the earnings per share calculation.

10. Segment Information

Management has determined that the Company has two operating segments which are also reportable segments based on the level at which the Chief Executive Officer reviews the results of operations to make decisions regarding performance assessment and resource allocation. These operating segments are Pet Products and Garden Products and are presented in the table below (in thousands).

	Three Months Ended
	December 27, 2008	December 26, 2009
Net sales:
Pet Products	$185,675	$181,526
Garden Products	106,867	87,710

Total net sales	$292,542	$269,236

Income (loss) from operations:
Pet Products	$12,875	$17,628
Garden Products	(7,756)	(6,331)
Corporate	(7,785)	(10,776)

Total income (loss) from operations	(2,666)	521

Interest expense – net	(6,552)	(4,934)
Other income	(950)	592
Income tax benefit	(3,853)	(1,402)

Loss including noncontrolling interest	(6,315)	(2,419)
Net income (loss) attributable to noncontrolling interest	(131)	475

Net loss attributable to Central Garden & Pet Company	$(6,184)	$(2,894)

Depreciation and amortization:
Pet Products	$4,087	$3,994
Garden Products	1,719	1,408
Corporate	1,668	1,829

Total depreciation and amortization	$7,474	$7,231

	September 26, 2009	December 26, 2009
Assets:
Pet Products	$394,150	$380,696
Garden Products	348,825	329,735
Corporate	407,950	411,546

Total assets	$1,150,925	$1,121,977

Goodwill (included in corporate assets above):
Pet Products	$202,950	$202,950
Garden Products	4,799	4,799

Total goodwill	$207,749	$207,749

11. Consolidating Condensed Financial Information of Guarantor Subsidiaries

Certain 100% wholly-owned subsidiaries of the Company (as listed below, collectively the “Guarantor Subsidiaries”) have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest on the Company’s $150,000,000 9- 1/8% Senior Subordinated Notes (the “Notes”) issued on January 30, 2003. Certain subsidiaries and operating divisions are not guarantors of the Notes and have been included in the financial results of the Parent in the information below. These Non-Guarantor entities are not material to the Parent. Those subsidiaries that are guarantors and co-obligors of the Notes are as follows:

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended December 26, 2009 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$90,525	$207,463	$(28,752)	$269,236
Cost of products sold and occupancy	64,583	145,636	(28,752)	181,467

Gross profit	25,942	61,827	—	87,769
Selling, general and administrative expenses	27,648	59,600	—	87,248

Income from operations	(1,706)	2,227	—	521
Interest – net	(5,019)	85	—	(4,934)
Other income (loss )	(1,902)	2,494	—	592

Income (loss) before income taxes	(8,627)	4,806	—	(3,821)
Income taxes (tax benefit)	(3,265)	1,863	—	(1,402)

Income (loss) including noncontrolling interest	(5,362)	2,943		(2,419)
Income attributable to noncontrolling interest	475	—	—	475

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(5,837)	2,943	—	(2,894)
Equity in undistributed income (loss) of guarantor subsidiaries	2,943	—	(2,943)	—

Net income (loss)	$(2,894)	$2,943	$(2,943)	$(2,894)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended December 27, 2008 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$92,712	$234,229	$(34,399)	$292,542
Cost of products sold and occupancy	69,179	172,281	(34,399)	207,061

Gross profit	23,533	61,948	—	85,481
Selling, general and administrative expenses	25,634	62,513	—	88,147

Income from operations	(2,101)	(565)	—	(2,666)
Interest – net	(6,736)	184	—	(6,552)
Other income (expense)	524	(1,474)	—	(950)

Loss before income taxes	(8,313)	(1,855)	—	(10,168)
Income tax benefit	(3,266)	(587)	—	(3,853)

Loss including noncontrolling interest	(5,047)	(1,268)	—	(6,315)
Loss attributable to noncontrolling interest	(131)	—	—	(131)

Loss attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(4,916)	(1,268)	—	(6,184)
Equity in undistributed income (loss) of guarantor subsidiaries	(1,268)	—	1,268	—

Net loss	$(6,184)	$(1,268)	$1,268	$(6,184)

	CONSOLIDATING CONDENSED BALANCE SHEET December 26, 2009 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$88,760	$3,031	$—	$91,791
Accounts receivable, net	38,204	100,632	(9,845)	128,991
Inventories	101,083	226,320	—	327,403
Prepaid expenses and other assets	27,447	20,576	—	48,023

Total current assets	255,494	350,559	(9,845)	596,208
Land, buildings, improvements and equipment, net	55,610	106,726	—	162,336
Goodwill	—	207,749	—	207,749
Investment in guarantors	648,981	—	(648,981)	—
Deferred income taxes and other assets	48,997	106,687	—	155,684

Total	$1,009,082	$771,721	$(658,826)	$1,121,977

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$48,339	$79,141	$(9,845)	$117,635
Accrued expenses and other current liabilities	45,177	41,170	—	86,347

Total current liabilities	93,516	120,311	(9,845)	203,982
Long-term debt	403,827	180	—	404,007
Other long-term obligations	2,156	2,249	—	4,405
Shareholders’ equity attributable to Central Garden & Pet Co.	509,623	648,981	(648,981)	509,623
Noncontrolling interest	(40)	—	—	(40)

Total shareholders’ equity	509,583	648,981	(648,981)	509,583

Total	$1,009,082	$771,721	$(658,826)	$1,121,977

	CONSOLIDATING CONDENSED BALANCE SHEET September 26, 2009 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$82,958	$2,710	$—	$85,668
Accounts receivable, net	43,759	169,554	(6,748)	206,565
Inventories	80,512	204,322	—	284,834
Prepaid expenses and other assets	26,341	18,084	—	44,425

Total current assets	233,570	394,670	(6,748)	621,492
Land, buildings, improvements and equipment, net	55,644	109,090	—	164,734
Goodwill	—	207,749	—	207,749
Investment in guarantors	692,723	—	(692,723)	—
Other assets	49,266	107,684	—	156,950

Total	$1,031,203	$819,193	$(699,471)	$1,150,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$38,675	$76,909	$(6,748)	$108,836
Accrued expenses and other liabilities	38,343	47,070	—	85,413

Total current liabilities	77,018	123,979	(6,748)	194,249
Long-term debt	404,687	128	—	404,815
Other long-term obligations	2,163	2,363	—	4,526
Shareholders’ equity attributable to Central Garden & Pet Co.	545,085	692,723	(692,723)	545,085
Noncontrolling interest	2,250	—	—	2,250

Total shareholders’ equity	547,335	692,723	(692,723)	547,335

Total	$1,031,203	$819,193	$(699,471)	$1,150,925

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Three Months Ended December 26, 2009 ( in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(753)	$47,984	$(2,943)	$44,288

Additions to property and equipment	(1,813)	(799)	—	(2,612)
Investment in guarantor subsidiaries	43,781	(46,724)	2,943	—

Net cash provided (used) by investing activities	41,968	(47,523)	2,943	(2,612)

Repayments of long-term debt	(693)	(130)	—	(823)
Repurchase of common stock	(32,450)	—	—	(32,450)
Proceeds from issuance of common stock	295	—	—	295
Excess tax benefits from stock-based awards	196	—	—	196
Distribution to noncontrolling interest	(2,761)	—	—	(2,761)

Net cash used by financing activities	(35,413)	(130)	—	(35,543)

Effect of exchange rate changes on cash	—	(10)	—	(10)

Net increase in cash and cash equivalents	5,802	321	—	6,123
Cash and cash equivalents at beginning of period	82,958	2,710	—	85,668

Cash and cash equivalents at end of period	$88,760	$3,031	$—	$91,791

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Three Months Ended December 27, 2008 ( in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(20,403)	$45,214	$1,268	$26,079

Additions to property and equipment	(825)	(3,064)	—	(3,889)
Restricted investments	(331)	—	—	(331)
Investment in guarantor subsidiaries	45,130	(43,862)	(1,268)	—

Net cash provided (used) by investing activities	43,974	(46,926)	(1,268)	(4,220)

Repayments on revolving line of credit	(160,000)	—	—	(160,000)
Borrowings on revolving line of credit	148,000	—	—	148,000
Repayments of long-term debt	(22,431)	(55)	—	(22,486)
Repurchase of common stock	(2,866)	—	—	(2,866)
Distribution to noncontrolling interest	(2,082)	—	—	(2,082)

Net cash used by financing activities	(39,379)	(55)	—	(39,434)

Effect of exchange rate changes on cash	—	(492)	—	(492)

Net decrease in cash and cash equivalents	(15,808)	(2,259)	—	(18,067)
Cash and cash equivalents at beginning of period	26,811	118	—	26,929

Cash and cash equivalents at end of period	$11,003	$(2,141)	$—	$8,862

12. Legal Proceedings

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

Recent Developments

Repurchase of Company Stock

During the quarter ended December 26, 2009, we repurchased and retired approximately 1.7 million shares of our voting common stock at an aggregate cost of approximately $16.6 million, or approximately $9.96 per share, and approximately 1.9 million shares of our non-voting Class A common stock at an aggregate cost of approximately $18.0 million, or approximately $9.58 per share.

Results of Operations

Three Months Ended December 26, 2009

Compared with Three Months Ended December 27, 2008

Net Sales

Net sales for the three months ended December 26, 2009 decreased $23.3 million, or 8.0%, to $269.2 million from $292.5 million for the three months ended December 27, 2008. Our branded product sales decreased $22.2 million and sales of other manufacturers’ products decreased $1.1 million. Pet Products’ net sales declined $4.2 million, or 2.3%, to $181.5 million for the three months ended December 26, 2009 from $185.7 million in the comparable fiscal 2008 period. Pet branded product sales decreased $1.7 million and sales of other manufacturers’ products decreased $2.5 million from the prior year due primarily to decreased sales of pet bird and small animal products and aquatic products due to lower demand. Garden Products’ net sales decreased $19.1 million, or 17.9%, to $87.7 million for the three months ended December 26, 2009 from $106.8 million in the comparable fiscal 2008 period. Garden branded product sales decreased $20.5 million and sales of other manufacturers’ products increased $1.4 million from the prior year due primarily to an approximately $8.5 million decrease of grass seed, approximately $6.1 million of bird feed and approximately $4.4 million of winter seasonal products. The sales decrease in grass seed was due primarily to price reductions as a result of lower commodity costs while the decrease in bird feed and winter seasonal products was volume driven.

Gross Profit

Gross profit for the three months ended December 26, 2009 increased $2.3 million, or 2.7%, to $87.8 million from $85.5 million for the three months ended December 27, 2008. Gross profit as a percentage of net sales increased from 29.2% for the three months ended December 27, 2008 to 32.6% for the three months ended December 26, 2009. Gross profit as a percentage of net sales increased in both segments. Gross profit increased $1.3 million in Pet Products due primarily to increased sales of higher margin products. Gross profit increased $1.0 million in Garden Products due primarily to lower raw material costs and product mix changes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.9 million, or 1.0%, to $87.2 million for the three months ended December 26, 2009 from $88.1 million for the three months ended December 27, 2008. As a percentage of net sales, selling, general and administrative expenses increased to 32.4% for the three months ended December 26, 2009, compared to 30.1% in the comparable prior year quarter. The change in selling, general and administrative expenses, discussed further below, was due primarily to decreased selling and delivery expenses resulting from lower sales.

Selling and delivery expense decreased $2.9 million, or 6.6%, from $44.0 million for the three months ended December 27, 2008 to $41.1 million for the three months ended December 26, 2009. The decreased expense was due primarily to lower salaries and wages from the shutdown of several distribution centers as part of our strategic realignment of our distribution network and reduced fuel and freight costs from lower sales.

Facilities expense decreased $0.3 million to $2.5 million in the quarter ended December 26, 2009 from $2.8 million for the quarter ended December 27, 2008. The decrease was due primarily to cost savings from the shutdown of several distribution facilities as part of our strategic realignment of our distribution network.

Warehouse and administrative expense increased $2.3 million to $43.6 million for the quarter ended December 26, 2009 from $41.3 million in the quarter ended December 27, 2008. The increase was due primarily to increased third-party professional expenses.

Net Interest Expense

Net interest expense for the three months ended December 26, 2009 decreased $1.6 million or 24.7%, to $4.9 million from $6.5 million for the three months ended December 27, 2008. The decrease was due primarily to lower average borrowings and secondarily to lower interest rates on our floating rate debt. Our average borrowing rate for the current quarter was approximately 4.6% compared to 5.2% for the prior year quarter.

Other Income

Other income increased $1.5 million from a $0.9 million loss for the quarter ended December 27, 2008, to $0.6 million for the quarter ended December 26, 2009. The increase was due primarily to increased earnings from an investment accounted for under the equity method of accounting.

Income Taxes

Our effective income tax rate was 36.7% for the quarter ended December 26, 2009 and 37.9% for the quarter ended December 27, 2008. The lower rate, compared to the prior year quarter and the U.S. statutory rate, is the result of the utilization of additional tax credits.

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

Net cash provided by operating activities increased $18.2 million, from $26.1 million for the three months ended December 27, 2008 to $44.3 million for the three months ended December 26, 2009. The increase was due to improved earnings and working capital management. The reduction in accounts receivable and inventory levels year over year was the result of our initiatives to reduce our investment in working capital and lower sales.

Net cash used in investing activities decreased $1.6 million from the three months ended December 27, 2008 to approximately $2.6 million during the three months ended December 26, 2009. The decrease was due to lower capital spending in the current year period.

Net cash used by financing activities decreased $3.9 million, from $39.4 million, for the three months ended December 27, 2008, to $35.5 million for the three months ended December 26, 2009. The decrease was due primarily to payments on our revolving line of credit and the repayment of $21.6 million of our term loan under the mandatory prepayment provisions in our credit facility during the prior year period, which were partially offset by increased repurchases of our common stock during the three months ended December 26, 2009. We repurchased and retired 1.7 million shares of our voting common stock in the open market at an aggregate cost of approximately $16.6 million, or approximately $9.96 per share, and 1.9 million shares of our non-voting Class A common stock in the open market at an aggregate cost of approximately $18.0 million, or approximately $9.58 per share.

As of December 26, 2009, we have $650 million in senior secured credit facilities, consisting of a $350 million revolving credit facility maturing in February 2011 and a $300 million term loan maturing in September 2012. Interest on the revolving credit facility is based, at our option, on a rate equal to prime plus a margin, which fluctuates from 0% to 0.375%, or LIBOR plus a margin, which fluctuates from 0.75% to 1.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of December 26, 2009, the applicable interest rate on the revolving credit facility related to base rate borrowings was 3.38%, and the applicable interest rate related to LIBOR rate borrowings was 1.49%. Interest on the term loan is based, at our option, on a rate equal to LIBOR plus a margin, which fluctuates from 1.50% to 1.75%, or the prime rate plus a margin, which fluctuates from 0.50% to 0.75%. As of December 26, 2009, interest was calculated on the term loan based on a rate equal to LIBOR plus a margin. As of December 26, 2009, the applicable interest rate on the term loan related to base rate borrowings was 3.75%, and the applicable interest rate related to LIBOR rate borrowings was 1.74%. The term loan is payable in quarterly installments of $750,000, and contains mandatory prepayment provisions when we have excess cash flow, with the balance payable in September 2012. As of December 26, 2009, $267.8 million of the term loan was outstanding.

The estimated fair value of the Company’s senior subordinated notes as of December 26, 2009 is $139.2 million, compared to a carrying value of $138.9 million. The estimated fair value is based on quoted market prices for these instruments.

The estimated fair value of the Company’s term loan, including current portion, as of December 26, 2009 is $252.4 million, compared to a carrying value of $267.8 million. The estimated fair value has been determined using inputs that were derived from available market information and may not be representative of actual values that could have been or will be realized in the future.

These facilities are secured by substantially all of our assets and contain certain financial covenants which require us to maintain minimum levels of interest coverage and maximum levels of total debt to EBITDA and that restrict our ability to repurchase our stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the facilities. Under the terms of our senior secured credit facilities, we may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount not to exceed $75 million over the life of the facilities; if the total leverage ratio for the fiscal quarter most recently ended is less than 3.00 to 1.00, the maximum restricted payment amount will be increased to $100 million over the life of the facilities. Apart from the covenants limiting restricted payments and capital expenditures, the facilities do not restrict the use of retained earnings or net income.

We were in compliance with all financial covenants as of December 26, 2009. Starting with the fourth fiscal quarter of 2009 and continuing through the third fiscal quarter of 2010, we must maintain a minimum interest coverage ratio of 3.0 to 1.0 and a maximum leverage ratio of 4.5 to 1.0. As of December 26, 2009, our interest coverage ratio was 8.1 to 1.0 and our leverage ratio was 2.6 to 1.0. There was no outstanding balance at December 26, 2009 under the $350 million revolving credit facility. There were $16.2 million of outstanding letters of credit. After giving effect to the financial covenants in our credit agreement, our remaining borrowing capacity was approximately $327 million.

Our credit facility contains mandatory prepayment provisions when we have excess cash flow and the leverage ratio exceeds 3.0 to 1.0, as defined in our credit agreement, during our fiscal year. Accordingly, in December 2008, we repaid $21.6 million of our $300 million term loan by drawing down our revolving credit facility.

At December 26, 2009, our total debt outstanding was $407.3 million versus $491.1 million at December 27, 2008.

In October 2003, we entered into a $75 million pay-floating interest rate swap effectively converting half of our $150 million fixed rate 9- 1/8 % senior subordinated notes (“senior subordinated notes”) to a floating rate of LIBOR + 4.04%. In February 2009, the swap was terminated prior to its maturity by the counterparty in accordance with the terms of the interest rate swap agreement. Prior to its termination, the swap was measured under Level 2 inputs in the fair value hierarchy. As a result of this swap termination, we received cash proceeds and realized a settlement gain of $2.3 million that was recorded as an adjustment to the carrying amount of the related debt during the quarter ended March 28, 2009. The settlement gain is being amortized as an offset to interest expense over the remaining term of the debt, which matures in February 2013.

In connection with our purchase of an additional 60% equity interest in Tech Pac L.L.C. in March 2006, we deposited approximately $15.5 million into an escrow for possible contingent performance-based payments. In fiscal 2009, a net amount of $4.8 million in cash was paid in performance-based payments, which we recognized as additional goodwill. There are no remaining contingent performance-based payments due to the seller. As part of the resolution of the contingent payments, we became the beneficiary of the remaining funds in the escrow, which are comprised primarily of $12.8 million of aggregate principal amount of our senior subordinated notes. Under the requirements of ASC 860, “Transfers and Servicing,” the senior subordinated notes contained within the escrow have been recorded as a reduction of debt for accounting purposes against our outstanding senior subordinated notes balance as of December 26, 2009. The senior subordinated notes continue to be held in escrow and have not been retired.

During the three months ended December 26, 2009, we repurchased 3.5 million shares of our common stock in the open market at an aggregate cost of approximately $34.6 million, or approximately $9.76 per share. Our Board of Directors has authorized the repurchase of up to a total of $100 million of our common stock, of which approximately $87.6 million has been repurchased to date.

We expect to continue our repurchases from time to time depending on market conditions and subject to the ability to effect repurchases under our credit facility.

We believe that cash flows from operating activities, funds available under our revolving credit facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $30 million for fiscal 2010, which are related primarily to replacements and upgrades to plant and equipment and investment in our implementation of a scalable enterprise-wide information technology platform. We are investing in this information technology platform to improve existing operations, to support future growth, and enable us to take advantage of new applications and technologies. We have invested approximately $42 million from fiscal 2005 through fiscal 2009 in this initiative and plan to invest up to an additional $5 million in fiscal 2010 for planned implementations. Capital expenditures for 2011 and beyond will depend upon the pace of conversion of those remaining legacy systems. This initiative, when complete, will combine our numerous information systems into one enterprise system and create a common business model and common data, which should create greater efficiency and effectiveness.

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

Off-Balance Sheet Arrangements

There have been no material changes to the information provided in our Annual Report on Form 10-K for the fiscal year ended September 26, 2009 regarding off-balance sheet arrangements.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 26, 2009.

New Accounting Pronouncements

ASC 820, “Fair Value Measurements and Disclosures,” provides a consistent definition of fair value that focuses on exit price, prioritizes the use of market-based inputs over entity-specific inputs for measuring fair value and establishes a three-level hierarchy for fair value measurements. On September 28, 2008, we adopted the applicable sections of ASC 820 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. At that time, we elected to defer adoption of ASC 820 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. On September 27, 2009, we adopted the sections of ASC 820 regarding nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Fair value measurements of non-financial assets and liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. The applicable sections of ASC 820 were applied prospectively. The adoption of the various sections of ASC 820 on September 28, 2008 did not have a material impact on our consolidated financial statements.

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

On September 27, 2009, we adopted ASC 810-10-65-1, “Consolidation.” This section requires reporting entities to present noncontrolling interests in any of its consolidated entities as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The adoption did not have an impact on net earnings or equity attributable to our shareholders, but impacted the presentation format of our consolidated statements of operations and consolidated balance sheets as follows:

•	Consolidated net income (loss) was recast to include net income (loss) attributable to both controlling and noncontrolling interests in the condensed consolidated statements of operations.

•	Noncontrolling interests were reclassified from mezzanine equity to equity, separate from controlling shareholders’ equity, in the condensed consolidated balance sheets.

•	Interim disclosures of consolidated shareholders’ equity and comprehensive income have been added as part of the disclosure requirements.

On September 27, 2009, we adopted provisions of ASC 815, “Derivatives and Hedging,” which requires entities to disclose: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of the provisions of this ASC did not have a material impact on our consolidated financial statements.

On September 27, 2009, we adopted the applicable sections of ASC 275, “Risks and Uncertainties,” and ASC 350, “Intangibles — Goodwill and Other,” that address the determination of the useful life of intangible assets. These sections address the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of these applicable sections may have an impact on the accounting for intangible assets that are a part of any future acquisitions.

On September 27, 2009, we adopted the applicable sections of ASC 260-10, “Earnings Per Share,” that address whether instruments granted in share-based payment transactions are participating securities. These sections conclude that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share pursuant to the two-class method. The adoption of these applicable sections did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value.” ASU 2009-05 amends ASC 820, “Fair Value Measurements,” by providing additional guidance on determining the fair value of liabilities when a quoted price in an active market for an identical liability is not available. This ASU became effective for us on September 27, 2009 and did not have a significant impact on the measurement of our liabilities as of that date; however, the ASU may affect the fair value measurement of liabilities for future acquisitions and divestitures.

In December 2009, the FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets.” ASU 2009-16 amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets, and also expands the disclosure requirements for such transactions. This ASU will become effective for us on September 26, 2010. We are currently evaluating the impact of this standard on our consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. This ASU will become effective for us on September 26, 2010. We are currently evaluating the impact of this standard on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures about Fair Value Measurements.” This ASU requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The ASU also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009 and will be effective for us December 27, 2009. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and will be effective for us September 25, 2011.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 26, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We believe there has been no material change in our exposure to market risk from that discussed in our fiscal 2009 Annual Report filed on Form 10-K.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of December 26, 2009.

(b) Changes in Internal Control Over Financial Reporting. Central’s management, with the participation of Central’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Central’s internal control over financial reporting occurred during the first quarter of fiscal 2010. Based on that evaluation, management concluded that there has been no change in Central’s internal control over financial reporting during the first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, Central’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We may from time to time become involved in certain legal proceedings in the ordinary course of business. Currently, we are not a party to any legal proceedings that management believes would have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A. to Part I of our Form 10-K for the fiscal year ended September 26, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended December 26, 2009 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
September 27, 2009 – October 31, 2009	738	(2)	$10.78	—	$46,963,000
November 1, 2009 – November 28, 2009	378,676	(3)	$8.51	375,400	$43,773,000
November 29,2009 – December 26, 2009	3,183,663	(4)	$9.91	3,170,752	$12,364,000

Total	3,563,077		$9.76	3,546,152	$12,364,000

(1)	In December 2005, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization.
(2)	Includes 738 shares purchased during the period indicated that represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.

(3)	Includes 3,276 shares purchased during the period indicated that represent withholding of a portion of shares to cover taxes in connection with the exercise of stock options.
(4)	Includes 12,911 shares purchased during the period indicated that represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: February 4, 2010

/s/ WILLIAM E. BROWN William E. Brown Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ STUART W. BOOTH Stuart W. Booth Chief Financial Officer
(Principal Financial Officer)