Form 10-Q
period 2010-03-27
CENTRAL GARDEN & PET CO
filed 2010-05-06
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 30, 2010	17,049,574
Class A Common Stock Outstanding as of April 30, 2010	45,790,540
Class B Stock Outstanding as of April 30, 2010	1,652,262

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

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Unaudited

	March 28, 2009	March 27, 2010	(See Note 1) September 26, 2009
ASSETS
Current assets:
Cash and cash equivalents	$8,545	$27,037	$85,668
Accounts receivable (less allowance for doubtful accounts of $13,393, $16,809 and $18,014)	317,713	277,354	206,565
Inventories	380,156	330,570	284,834
Prepaid expenses and other	40,030	30,167	44,425

Total current assets	746,444	665,128	621,492

Land, buildings, improvements and equipment—net	168,536	162,296	164,734
Goodwill	207,173	208,630	207,749
Other intangible assets—net	105,520	101,007	103,366
Deferred income taxes and other assets	84,505	58,644	53,584

Total	$1,312,178	$1,195,705	$1,150,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$137,558	$147,698	$108,836
Accrued expenses	94,571	88,573	82,143
Current portion of long-term debt	3,322	14,957	3,270

Total current liabilities	235,451	251,228	194,249

Long-term debt	543,629	400,171	404,815
Other long-term obligations	6,379	4,274	4,526

Shareholders’ equity:
Common stock, $.01 par value: 19,683,660. 17,050,384 and 18,777,155 shares outstanding at March 28, 2009, March 27, 2010 and September 26, 2009	197	171	188
Class A common stock, $.01 par value: 48,381,234, 45,719,395 and 47,532,954 shares outstanding at March 28, 2009, March 27, 2010 and September 26, 2009	484	457	475
Class B stock, $.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	548,955	505,170	531,300
Accumulated earnings (deficit)	(23,627)	33,541	12,044
Accumulated other comprehensive income (loss)	(309)	403	1,062

Total Central Garden & Pet Company shareholders’ equity	525,716	539,758	545,085
Noncontrolling interest	1,003	274	2,250

Total shareholders’ equity	526,719	540,032	547,335

Total	$1,312,178	$1,195,705	$1,150,925

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2009	March 27, 2010	March 28, 2009	March 27, 2010
Net sales	$476,425	$441,936	$768,967	$711,172
Cost of goods sold and occupancy	315,872	280,747	522,933	462,214

Gross profit	160,553	161,189	246,034	248,958
Selling, general and administrative expenses	103,397	100,667	191,544	187,915

Income from operations	57,156	60,522	54,490	61,043
Interest expense	(5,751)	(9,814)	(12,635)	(14,758)
Interest income	270	1	602	11
Other income (expense)	(131)	(206)	(1,081)	386

Income before income taxes and noncontrolling interest	51,544	50,503	41,376	46,682
Income taxes	17,980	18,568	14,127	17,166

Income including noncontrolling interest	33,564	31,935	27,249	29,516
Net income attributable to noncontrolling interest	544	315	413	790

Net income attributable to Central Garden & Pet Company	$33,020	$31,620	$26,836	$28,726

Net income per share attributable to Central Garden & Pet Company:
Basic	$0.48	$0.49	$0.38	$0.44

Diluted	$0.47	$0.49	$0.38	$0.43

Weighted average shares used in the computation of net income per share:
Basic	69,122	63,988	70,122	65,408
Diluted	69,872	64,950	70,588	66,435

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 28, 2009	March 27, 2010
Cash flows from operating activities:
Net income	$27,249	$29,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,696	14,463
Stock-based compensation	6,383	2,610
Excess tax benefits from stock-based awards	(74)	(422)
Deferred income taxes	(682)	(640)
Loss on extinguishment of debt, net of premium paid	—	1,122
Loss on sale of a business and equipment	435	161
Proceeds from interest rate swap termination, net of amounts reclassified into earnings	2,186	—
Change in assets and liabilities:
Accounts receivable	(58,301)	(71,206)
Inventories	(33,454)	(46,141)
Prepaid expenses and other assets	1,273	16,150
Accounts payable	3,607	38,254
Accrued expenses	10,526	6,854
Other long-term obligations	(658)	(251)

Net cash used in operating activities	(26,814)	(9,530)

Cash flows from investing activities:
Additions to property and equipment	(7,110)	(9,426)
Business acquired, net of cash acquired	(4,799)	—

Net cash used in investing activities	(11,909)	(9,426)

Cash flows from financing activities:
Borrowings on revolving line of credit	374,000	—
Repayments of revolving line of credit	(315,000)	—
Proceeds from issuance of long-term debt	—	400,000
Repayments of long-term debt	(23,321)	(391,206)
Proceeds from issuance of common stock	109	722
Repurchase of common stock	(12,812)	(37,148)
Distribution to noncontrolling interest	(2,082)	(2,761)
Excess tax benefits from stock-based awards	74	422
Payment of financing costs	(75)	(9,468)

Net cash provided by (used in) financing activities	20,893	(39,439)
Effect of exchange rate changes on cash and cash equivalents	(554)	(236)

Net decrease in cash and cash equivalents	(18,384)	(58,631)
Cash and equivalents at beginning of period	26,929	85,668

Cash and equivalents at end of period	$8,545	$27,037

Supplemental information:
Cash paid for interest	$12,899	$13,330

Non-cash financing activities
Offset of subordinated notes with escrow	$12,825	$—

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 27, 2010

(unaudited)

1. Basis of Presentation

The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of March 28, 2009 and March 27, 2010, the condensed consolidated statements of operations for the three and six months ended March 28, 2009 and March 27, 2010 and the condensed consolidated statements of cash flows for the six months ended March 27, 2010 and March 28, 2009 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

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

Due to the seasonal nature of the Company’s garden business, the results of operations for the three and six month periods ended March 27, 2010 and March 28, 2009 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2009 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 26, 2009 balance sheet presented herein was derived from the audited statements.

The Company has evaluated subsequent events through the filing date of this Form 10-Q, and has determined that there were no subsequent events to recognize or disclose in these financial statements.

Noncontrolling Interest

Noncontrolling interest in the Company’s condensed consolidated financial statements represents the 20% interest not owned by Central in a consolidated subsidiary. Since the Company controls this subsidiary, its financial statements are fully consolidated with those of the Company, and the noncontrolling owner’s 20% share of the subsidiary’s net assets and results of operations is deducted and reported as noncontrolling interest on the consolidated balance sheets and as net income (loss) attributable to noncontrolling interest in the consolidated statements of operations. Effective September 27, 2009, the Company adopted new accounting guidance, as discussed further below, concerning the treatment of noncontrolling interests in consolidated financial statements. The new guidance changed the accounting and reporting for minority interests, which have been re-characterized as noncontrolling interests, as discussed above. Prior period financial statements and disclosures for existing minority interests have been restated in accordance with the new guidance. As of March 28, 2009, September 26, 2009, September 27, 2008 and September 29, 2007 the liability related to noncontrolling interest was $1.0 million, $2.3 million, $2.7 million and $1.8 million, respectively, and was included as mezzanine equity on the consolidated balance sheets. For the three and six months ended March 28, 2009 and the fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007, the net income (loss) attributable to noncontrolling interest was $0.5 million, $0.4 million, $1.7 million, $0.8 million and $1.4 million, respectively, and was included as minority interest on the consolidated statements of operations. All other requirements of the new guidance will be applied prospectively. See Note 7, Supplemental Equity and Comprehensive Income Information, for additional information and revised disclosures required by the adoption of that guidance.

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

The Company does not perform the assessments required to achieve hedge accounting for commodity derivative positions. Accordingly, the changes in the values of these derivatives are recorded currently in cost of sales in its condensed consolidated statements of operations. As of March 27, 2010, the notional amount of these contracts was not significant.

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

On September 27, 2009, the Company adopted ASC 810-10-65-1, “Consolidation.” This section requires reporting entities to present noncontrolling interests in any of its consolidated entities as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The adoption did not have an impact on net earnings or equity available to the Company’s shareholders, but impacted the presentation format of the Company’s consolidated statements of operations and consolidated balance sheets as follows:

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

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures about Fair Value Measurements.” This ASU requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The ASU also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009 and became effective for the Company on December 27, 2009. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and will be effective for the Company on September 25, 2011.

In February 2010, the FASB issued an additional accounting pronouncement that amended certain requirements for subsequent events (FASB ASC Topic 855), which requires an SEC filer to evaluate subsequent events through the date the financial statements are available to be issued and removes the previous requirement to disclose the date through which subsequent events have been evaluated. The amended amendments were effective on issuance of the final pronouncement. The adoption of this pronouncement had no effect on our consolidated financial statements.

2. Fair Value Measurements

ASC 820 establishes a single authoritative definition of fair value, a framework for measuring fair value and expands disclosure of fair value measurements. ASC 820 requires financial assets and liabilities to be categorized based on the inputs used to calculate their fair values as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no significant financial assets or liabilities on the balance sheet that were measured at fair value as of March 27, 2010.

In February 2009, the Company’s $75 million pay-floating interest rate swap was terminated prior to its maturity by the counterparty in accordance with the terms of the interest rate swap agreement. Prior to its termination, the swap was measured under Level 2 inputs in the fair value hierarchy. As a result of this swap termination, the Company received cash proceeds and realized a settlement gain of $2.3 million that was recorded as an adjustment to the carrying amount of the related debt. In conjunction with the tender offer and purchase of our 9.125% senior subordinated notes, the remaining unrecognized gain on the pay-floating interest rate swap was recognized and included as part of the loss on extinguishment of debt included in interest expense on the condensed consolidated statements of operations. See Note 6, Long Term Debt, for further information.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the period ended March 27, 2010, the Company was not required to measure any significant non-financial assets and liabilities at fair value.

3. Financial Instruments

The Company’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The carrying value of the Company’s remaining outstanding 9.125% senior subordinated notes due 2013 (“2013 Notes”) as of March 27, 2010 was $14.7 million. The remaining outstanding 2013 notes were redeemed by the Company on April 21, 2010 for $14.9 million, which includes a redemption premium of $0.2 million.

The estimated fair value of the Company’s $400 million 8.25 % senior subordinated notes due 2018 as of March 27, 2010 was $407.0 million, compared to a carrying value of $400.0 million. The estimated fair value is based on quoted market prices for these instruments.

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

5. Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
March 27, 2010
Marketing-related intangible assets – amortizable	$12.3	$(4.4)	$—	$7.9
Marketing-related intangible assets – nonamortizable	59.6	—	(4.9)	54.7

Total	71.9	(4.4)	(4.9)	62.6

Customer-related intangible assets – amortizable	41.6	(9.7)	—	31.9
Customer-related intangible assets – nonamortizable	—	—	—	—

Total	41.6	(9.7)	—	31.9

Other acquired intangible assets – amortizable	9.2	(2.7)	—	6.5
Other acquired intangible assets – nonamortizable	1.2	—	(1.2)	—

Total	10.4	(2.7)	(1.2)	6.5

Total other intangible assets	$123.9	$(16.8)	$(6.1)	$101.0

March 28, 2009
Marketing-related intangible assets – amortizable	$10.5	$(3.2)	$—	$7.3
Marketing-related intangible assets – nonamortizable	61.4	—	(4.9)	56.5

Total	71.9	(3.2)	(4.9)	63.8

Customer-related intangible assets – amortizable	41.6	(7.5)	—	34.1
Customer-related intangible assets – nonamortizable	—	—	—	—

Total	41.6	(7.5)	—	34.1

Other acquired intangible assets – amortizable	9.2	(1.6)	—	7.6
Other acquired intangible assets – nonamortizable	1.2	—	(1.2)	—

Total	10.4	(1.6)	(1.2)	7.6

Total other intangible assets	$123.9	$(12.3)	$(6.1)	$105.5

September 26, 2009
Marketing-related intangible assets – amortizable	$10.5	$(3.6)	$—	$6.9
Marketing-related intangible assets – nonamortizable	61.4	—	(4.9)	56.5

Total	71.9	(3.6)	(4.9)	63.4
Customer-related intangible assets – amortizable	41.6	(8.7)	—	32.9
Customer-related intangible assets – nonamortizable	—	—	—	—

Total	41.6	(8.7)	—	32.9
Other acquired intangible assets – amortizable	9.2	(2.1)	—	7.1
Other acquired intangible assets – nonamortizable	1.2	—	(1.2)	—

Total	10.4	(2.1)	(1.2)	7.1

Total other intangible assets	$123.9	$(14.4)	$(6.1)	$103.4

Other intangible assets acquired include contract-based and technology-based intangible assets.

The Company evaluates long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis, and no impairment of its indefinite-lived intangible assets was indicated during its fiscal 2009 review. Other factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present during fiscal 2009 or the first six months of fiscal 2010, and accordingly, no impairment charges were recognized during fiscal 2009 or fiscal 2010. In fiscal 2008, indicators of impairment were identified within the Garden Products segment related to current operating losses in certain operations. Accordingly, the Company recognized a $6.1 million impairment charge related to certain trade names.

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 1 to 25 years; over weighted average lives of 12 years for marketing-related intangibles, 22 years for customer-related intangibles and nine years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $1.1 million and $1.0 million, and $2.3 million and $2.0 million, for the three and six month periods ended March 27, 2010 and March 28, 2009, respectively, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $4 million per year from fiscal 2010 through fiscal 2014.

6. Long-Term Debt

Long-term debt consists of the following:

	March 27, 2010	September 26, 2009
	(in thousands)
Senior subordinated notes, interest at 8.25%, payable semi- annually, principal due March 2018	$400,000	—
Senior subordinated notes, interest at 9.125% payable semi-annually, principal due February 2013	14,718	137,175
Term loan, interest at LIBOR + 1.50% or the prime rate plus 0.50%, quarterly principal payments of $750,000 remaining balance due September 2012	—	268,602
Revolving credit facility, interest at prime plus 0% to 0.25% or LIBOR + 0.75% to 1.375%, final maturity February 2011	—	—
Unamortized deferred gain on pay-floating interest rate swap termination, maturing February 2013	—	1,901
Other notes payable	410	407

Total	415,128	408,085
Less current portion	(14,957)	(3,270)

Long-term portion	$400,171	$404,815

Senior Credit Facility

As of March 27, 2010, the Company has a $350 million senior secured revolving credit facility maturing in February 2011 (the “Credit Facility”). There was no outstanding balance at March 27, 2010 under the Credit Facility. There were $18.5 million of letters of credit outstanding. After giving effect to the financial covenants in the credit agreement, the remaining potential borrowing capacity was $331.5 million.

Interest on the Credit Facility is based, at the Company’s option, on a rate equal to prime plus a margin, which fluctuates from 0% to 0.375%, or LIBOR plus a margin, which fluctuates from 0.75% to 1.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of March 27, 2010, the applicable interest rate on the Credit Facility related to base rate borrowings was 3.38%, and the applicable interest rate related to LIBOR rate borrowings was 1.75%.

The Credit Facility is secured by substantially all of the Company’s assets and contains certain financial covenants which require the Company to maintain minimum levels of interest coverage and maximum levels of total debt to EBITDA and that restrict the Company’s ability to repurchase its stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Credit Facility. Under the terms of the Company’s Credit Facility, it may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount not to exceed $75 million over the life of the Credit Facility; if the total leverage ratio for the fiscal quarter most recently ended is less than 3.0 to 1.0, the maximum restricted payment amount will be increased to $100 million over the life of the Credit Facility. Apart from the covenants limiting restricted payments and capital expenditures, the Credit Facility does not restrict the use of retained earnings or net income. The Company was in compliance with all financial covenants as of March 27, 2010.

Senior Subordinated Notes and Debt Refinancing

On March 8, 2010, the Company issued $400 million aggregate principal amount of 8.25% senior subordinated notes due March 1, 2018 (the “2018 Notes”). The Company used the proceeds together with available cash to purchase its outstanding $135.3 million aggregate principal amount of 9.125% senior subordinated notes due February 1, 2013 (the “2013 Notes”), including accrued interest, to repay the $267.1 million outstanding under its senior term loan maturing February 2012 and pay fees and expenses related to the offering. The Company received tenders and consents from the holders of $135.3 million of its 2013 Notes, including $12.8 million held in escrow for the benefit of the Company, which was previously recorded as a reduction of debt for accounting purposes against the Company’s 2013 Notes. The remaining $14.7 million of 2013 Notes on the condensed consolidated balance sheets as of March 27, 2010 were redeemed on April 21, 2010.

The Company incurred approximately $9.5 million of debt issuance costs in conjunction with these transactions, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs will be amortized over the term of the 2018 Notes.

As a result of this debt refinancing, the Company incurred a pre-tax loss of $3.2 million, comprised of the unamortized deferred financing costs related to the 2013 Notes and the retired term loan, the tender call premium, consent fees and the unamortized gain on the swap termination related to the 2013 Notes. The amount is included in interest expense in the condensed consolidated statements of operations.

The 2018 Notes require semiannual interest payments, which commence on September 1, 2010. The 2018 Notes are unsecured senior subordinated obligations and are subordinated to all of the Company’s existing and future senior debt, including the Company’s Credit Facility. The obligations under the 2018 Notes are fully and unconditionally guaranteed on a senior subordinated basis by each of the Company’s existing and future domestic restricted subsidiaries with certain exceptions. The guarantees are general unsecured senior subordinated obligations of the guarantors and are subordinated to all existing and future senior debt of the guarantors.

The Company may redeem some or all of the 2018 Notes at any time prior to March 1, 2014 at the principal amount plus a “make whole” premium. The Company may redeem some or all of the 2018 Notes at any time on or after March 1, 2014 for 104.125%, after March 1, 2015 for 102.063% and after March 1, 2016 for 100%, plus accrued and unpaid interest. Additionally, at any time prior to March 1, 2013 the Company may redeem up to 35% of the 2018 Notes with any proceeds the Company receives from certain equity offerings at a redemption price of 108.25% of the principal amount, plus accrued and unpaid interest. The holders of the 2018 Notes have the right to require the Company to repurchase all or a portion of the 2018 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.

The 2018 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions.

7. Supplemental Equity and Comprehensive Income Information

The following table summarizes the allocation of total comprehensive income between controlling and noncontrolling interests for the six months ended March 27, 2010 and March 28, 2009:

	Six Months Ended March 27, 2010
	Controlling Interest	Noncontrolling Interest	Total
	(in thousands)
Net income	$28,726	$790	$29,516
Other comprehensive loss:
Foreign currency translation	(659)	—	(659)

Total comprehensive income	$28,067	$790	$28,857

	Six Months Ended March 28, 2009
	Controlling Interest	Noncontrolling Interest	Total
	(in thousands)
Net income	$26,836	$413	$27,249
Other comprehensive loss:
Foreign currency translation	(3,509)	—	(3,509)

Total comprehensive income	$23,327	$413	$23,740

The following table provides a summary of the changes in the carrying amounts of shareholders’ equity attributable to controlling interest and noncontrolling interest for the six months ended March 27, 2010 and March 28, 2009:

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 26, 2009	$188	$475	$16	$531,300	$12,044	$1,062	$545,085	$2,250	$547,335
Comprehensive income (loss)					28,726	(659)	28,067	790	28,857
Stock based compensation				1,679			1,679		1,679
Restricted share activity				(171)			(171)		(171)
Issuance of common stock		1		1,051			1,052		1,052
Repurchase of common stock	(17)	(19)		(29,111)	(7,229)		(36,376)		(36,376)
Distributions to noncontrolling interest								(2,761)	(2,761)
Other								(5)	(5)
Tax benefit on stock option exercise				422			422		422

Balance March 27, 2010	$171	$457	$16	$505,170	$33,541	$403	$539,758	$274	$540,032

	Controlling Interest
	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
	(in thousands)
Balance September 27, 2008	$210	$485	$16	$555,310	$(50,463)	$3,200	$508,758	$2,667	$511,425
Comprehensive income (loss)					26,836	(3,509)	23,327	413	23,740
Stock based compensation				3,744			3,744		3,744
Restricted share activity				(163)			(163)		(163)
Issuance of common stock		7		1,058			1,065		1,065
Repurchase of common stock	(13)	(8)		(11,067)			(11,088)		(11,088)
Distributions to noncontrolling interest								(2,082)	(2,082)
Tax benefit on stock option exercise				73			73		73
Other								5	5

Balance March 28, 2009	$197	$484	$16	$548,955	$(23,627)	$(309)	$525,716	$1,003	$526,719

8. Stock-Based Compensation

The Company recognized share-based compensation expense of $2.6 million and $6.4 million for the six month periods ended March 27, 2010 and March 28, 2009, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the six month periods ended March 27, 2010 and March 28, 2009 was $1.0 million and $2.4 million, respectively.

9. Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	Three Months Ended March 27, 2010			Six Months Ended March 27, 2010
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$31,620	63,988	$0.49	$28,726	65,408	$0.44

Effect of dilutive securities:
Options to purchase common stock		698	—		736	(0.01)
Restricted shares		264	—		291	—
Diluted EPS:

Net income available to common shareholders	$31,620	64,950	$0.49	$28,726	66,435	$0.43

	Three Months Ended March 28, 2009			Six Months Ended March 28, 2009
	Income	Shares	Per Share	Income (Loss)	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$33,020	69,122	$0.48	$26,836	70,122	$0.38

Effect of dilutive securities:
Options to purchase common stock		335	—		41	—
Restricted shares		415	(0.01)		425	—
Diluted EPS:

Net income available to common shareholders	$33,020	69,872	$0.47	$26,836	70,588	$0.38

Options to purchase 10.1 million shares of common stock at prices ranging from $4.26 to $17.99 per share were outstanding at March 27, 2010 and options to purchase 7.4 million shares of common stock at prices ranging from $4.26 to $17.99 per share were outstanding at March 28, 2009.

For the three month periods ended March 27, 2010 and March 28, 2009, options to purchase 7.5 and 4.8 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

For the six month period ended March 27, 2010 and March 28, 2009, options to purchase 7.6 and 4.9 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

	Three Months Ended		Six Months Ended
	March 28, 2009	March 27, 2010	March 28, 2009	March 27, 2010
Net sales:
Pet Products	$228,840	$222,369	$414,515	$403,895
Garden Products	247,585	219,567	354,452	307,277

Total net sales	$476,425	$441,936	$768,967	$711,172

Income (loss) from operations:
Pet Products	$31,897	$34,763	$44,772	$52,391
Garden Products	36,721	36,810	28,965	30,479
Corporate	(11,462)	(11,051)	(19,247)	(21,827)

Total income from operations	57,156	60,522	54,490	61,043

Interest expense – net	(5,481)	(9,813)	(12,033)	(14,747)
Other income (expense)	(131)	(206)	(1,081)	386
Income taxes	17,980	18,568	14,127	17,166

Income including noncontrolling interest	33,564	31,935	27,249	29,516
Net income attributable to noncontrolling interest	544	315	413	790

Net income attributable to Central Garden & Pet Company	$33,020	$31,620	$26,836	$28,726

Depreciation and amortization:
Pet Products	$3,943	$3,850	$8,030	$7,844
Garden Products	1,618	1,563	3,337	2,971
Corporate	1,661	1,819	3,329	3,648

Total depreciation and amortization	$7,222	$7,232	$14,696	$14,463

	March 28, 2009	March 27, 2010	September 26, 2009
Assets:
Pet Products	$462,356	$417,024	$394,150
Garden Products	509,884	451,770	348,825
Corporate	339,938	326,911	407,950

Total assets	$1,312,178	$1,195,705	$1,150,925

Goodwill (included in corporate assets above):
Pet Products	$202,374	$202,950	$202,950
Garden Products	4,799	5,680	4,799

Total goodwill	$207,173	$208,630	$207,749

11. Consolidating Condensed Financial Information of Guarantor Subsidiaries

Certain 100% wholly-owned subsidiaries of the Company (as listed below, collectively the “Guarantor Subsidiaries”) have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest on the Company’s $150 million 9.125% Senior Subordinated Notes issued on January 30, 2003, as well as the Company’s $400 million 8.25% Senior Subordinated Notes issued on March 8, 2010 (the “Notes”). Certain subsidiaries and operating divisions are not guarantors of the Notes and have been included in the financial results of the Parent in the information below. These Non-Guarantor entities are not material to the Parent. Those subsidiaries that are guarantors and co-obligors of the Notes are as follows:

Farnam Companies, Inc. (including Thompson’s Veterinary Supply, Inc.)

Four Paws Products Ltd.

Grant Laboratories, Inc.

Gulfstream Home & Garden, Inc.

Interpet USA, LLC

Kaytee Products, Inc.

Matthews Redwood & Nursery Supply, Inc.

Matson, LLC

New England Pottery, LLC

Norcal Pottery Products, Inc.

Pennington Seed, Inc. (including Pennington Seed, Inc. of Nebraska, Gro Tec, Inc., Seeds West, Inc., All-Glass Aquarium Co., Inc. (including Oceanic Systems, Inc.) and, Cedar Works, LLC.)

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended March 27, 2010 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$137,696	$344,527	$(40,287)	$441,936
Cost of products sold and occupancy	98,177	222,857	(40,287)	280,747

Gross profit	39,519	121,670	—	161,189
Selling, general and administrative expenses	30,419	70,248	—	100,667

Income from operations	9,100	51,422	—	60,522
Interest – net	(9,881)	68	—	(9,813)
Other income (loss )	(1,257)	1,051	—	(206)

Income (loss) before income taxes	(2,038)	52,541	—	50,503
Income taxes (tax benefit)	(646)	19,214	—	18,568

Income (loss) including noncontrolling interest	(1,392)	33,327		31,935
Income attributable to noncontrolling interest	315	—	—	315

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(1,707)	33,327	—	31,620

Equity in undistributed income of guarantor subsidiaries	33,327	—	(33,327)	—

Net income attributable to Central Garden & Pet Co.	$31,620	$33,327	$(33,327)	$31,620

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended March 28, 2009 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$142,028	$381,009	$(46,612)	$476,425
Cost of products sold and occupancy	103,478	259,006	(46,612)	315,872

Gross profit	38,550	122,003	—	160,553
Selling, general and administrative expenses	30,901	72,496	—	103,397

Income from operations	7,649	49,507	—	57,156
Interest – net	(5,619)	138	—	(5,481)
Other income (expense)	(2,177)	2,046	—	(131)

Income (loss) before income taxes	(147)	51,691	—	51,544
Income tax	233	17,747	—	17,980

Income (loss) including noncontrolling interest	(380)	33,944	—	33,564
Income attributable to noncontrolling interest	544	—	—	544

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(924)	33,944	—	33,020

Equity in undistributed income of guarantor subsidiaries	33,944	—	(33,944)	—

Net income attributable to Central Garden & Pet Co.	$33,020	$33,944	$(33,944)	$33,020

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Six Months Ended March 27, 2010 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$228,221	$551,990	$(69,039)	$711,172
Cost of products sold and occupancy	162,760	368,493	(69,039)	462,214

Gross profit	65,461	183,497	—	248,958
Selling, general and administrative expenses	58,067	129,848	—	187,915

Income from operations	7,394	53,649	—	61,043
Interest – net	(14,900)	153	—	(14,747)
Other income (loss )	(3,159)	3,545	—	386

Income (loss) before income taxes	(10,665)	57,347	—	46,682
Income taxes (tax benefit)	(3,911)	21,077	—	17,166

Income (loss) including noncontrolling interest	(6,754)	36,270		29,516
Income attributable to noncontrolling interest	790	—	—	790

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(7,544)	36,270	—	28,726

Equity in undistributed income of guarantor subsidiaries	36,270	—	(36,270)	—

Net income attributable to Central Garden & Pet Co.	$28,726	$36,270	$(36,270)	$28,726

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Six Months Ended March 28, 2009 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$234,740	$615,238	$(81,011)	$768,967
Cost of products sold and occupancy	172,657	431,287	(81,011)	522,933

Gross profit	62,083	183,951	—	246,034
Selling, general and administrative expenses	56,535	135,009	—	191,544

Income from operations	5,548	48,942	—	54,490
Interest – net	(12,355)	322	—	(12,033)
Other income (expense)	(1,653)	572	—	(1,081)

Income (loss) before income taxes	(8,460)	49,836	—	41,376
Income tax (tax benefit)	(3,033)	17,160	—	14,127

Income (loss) including noncontrolling interest	(5,427)	32,676	—	27,249
Income attributable to noncontrolling interest	413	—	—	413

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(5,840)	32,676	—	26,836

Equity in undistributed income of guarantor subsidiaries	32,676	—	(32,676)	—

Net Income attributable to Central Garden & Pet Co.	$26,836	$32,676	$(32,676)	$26,836

	CONSOLIDATING CONDENSED BALANCE SHEET March 27, 2010 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$24,850	$2,187	$—	$27,037
Accounts receivable, net	80,512	214,802	(17,960)	277,354
Inventories	108,219	222,351	—	330,570
Prepaid expenses and other assets	9,517	20,650	—	30,167

Total current assets	223,098	459,990	(17,960)	665,128
Land, buildings, improvements and equipment, net	56,984	105,312	—	162,296
Goodwill	—	208,630	—	208,630
Investment in guarantors	727,499	—	(727,499)	—
Deferred income taxes and other assets	54,519	105,132	—	159,651

Total	$1,062,100	$879,064	$(745,459)	$1,195,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$65,992	$99,666	$(17,960)	$147,698
Accrued expenses and other current liabilities	53,793	49,737	—	103,530

Total current liabilities	119,785	149,403	(17,960)	251,228
Long-term debt	400,034	137	—	400,171
Other long-term obligations	2,249	2,025	—	4,274
Shareholders’ equity attributable to Central Garden & Pet Co.	539,758	727,499	(727,499)	539,758
Noncontrolling interest	274	—	—	274

Total shareholders’ equity	540,032	727,499	(727,499)	540,032

Total	$1,062,100	$879,064	$(745,459)	$1,195,705

	CONSOLIDATING CONDENSED BALANCE SHEET September 26, 2009 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$82,958	$2,710	$—	$85,668
Accounts receivable, net	43,759	169,554	(6,748)	206,565
Inventories	80,512	204,322	—	284,834
Prepaid expenses and other assets	26,341	18,084	—	44,425

Total current assets	233,570	394,670	(6,748)	621,492
Land, buildings, improvements and equipment, net	55,644	109,090	—	164,734
Goodwill	—	207,749	—	207,749
Investment in guarantors	692,723	—	(692,723)	—
Other assets	49,266	107,684	—	156,950

Total	$1,031,203	$819,193	$(699,471)	$1,150,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$38,675	$76,909	$(6,748)	$108,836
Accrued expenses and other liabilities	38,343	47,070	—	85,413

Total current liabilities	77,018	123,979	(6,748)	194,249
Long-term debt	404,687	128	—	404,815
Other long-term obligations	2,163	2,363	—	4,526
Shareholders’ equity attributable to Central Garden & Pet Co.	545,085	692,723	(692,723)	545,085
Noncontrolling interest	2,250	—	—	2,250

Total shareholders’ equity	547,335	692,723	(692,723)	547,335

Total	$1,031,203	$819,193	$(699,471)	$1,150,925

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Six Months Ended March 27, 2010 ( in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$22,120	$4,620	$(36,270)	$(9,530)

Additions to property and equipment	(5,522)	(3,904)	—	(9,426)
Investment in guarantor subsidiaries	(35,435)	(835)	36,270	—

Net cash provided (used) by investing activities	(40,957)	(4,739)	36,270	(9,426)

Repayments of long-term debt	(391,038)	(168)	—	(391,206)
Proceeds from issuance of long-term debt	400,000	—	—	400,000
Repurchase of common stock	(37,148)	—	—	(37,148)
Proceeds from issuance of common stock	722	—	—	722
Payment of financing costs	(9,468)	—	—	(9,468)
Excess tax benefits from stock-based awards	422	—	—	422
Distribution to noncontrolling interest	(2,761)	—	—	(2,761)

Net cash used by financing activities	(39,271)	(168)	—	(39,439)

Effect of exchange rate changes on cash	—	(236)	—	(236)

Net decrease in cash and cash equivalents	(58,108)	(523)	—	(58,631)
Cash and cash equivalents at beginning of period	82,958	2,710	—	85,668

Cash and cash equivalents at end of period	$24,850	$2,187	$—	$27,037

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Six Months Ended March 28, 2009 ( in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$22,082	$(16,220)	$(32,676)	$(26,814)

Additions to property and equipment	(3,384)	(3,726)	—	(7,110)
Business acquired, net of cash	—	(4,799)	—	(4,799)
Investment in guarantor subsidiaries	(55,753)	23,077	32,676	—

Net cash provided (used) by investing activities	(59,137)	14,552	32,676	(11,909)

Repayments on revolving line of credit	(315,000)	—	—	(315,000)
Borrowings on revolving line of credit	374,000	—	—	374,000
Repayments of long-term debt	(23,215)	(106)	—	(23,321)
Repurchase of common stock	(12,812)	—	—	(12,812)
Proceeds from issuance of stock	109	—	—	109
Deferred financing costs	(75)	—	—	(75)
Excess tax benefits from stock-based awards	74	—	—	74
Distribution to noncontrolling interest	(2,082)	—	—	(2,082)

Net cash provided (used) by financing activities	20,999	(106)	—	20,893

Effect of exchange rate changes on cash	—	(554)	—	(554)

Net decrease in cash and cash equivalents	(16,056)	(2,328)	—	(18,384)
Cash and cash equivalents at beginning of period	22,866	4,063	—	26,929

Cash and cash equivalents at end of period	$6,810	$1,735	$—	$8,545

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

Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, ultra-premium dog and cat food and treats, leashes, collars, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under a number of brand names including AdamsTM, All-Glass Aquarium®, Altosid, AqueonTM, Avoderm®, BioSpot®, Breeder’s Choice®, Coralife®, Farnam®, Four Paws®, Interpet, Kaytee®, Kent Marine®, Nylabone®, Pet Select®, Pinnacle®, Pre-Strike®, Oceanic Systems®, Super Pet®, TFH®, ZillaTM and Zodiac®.

Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, ant and other herbicide, insecticide and pesticide products; and decorative outdoor lifestyle and lighting products including pottery, trellises and other wood products and holiday lighting. These products are sold under a number of brand names including AMDRO®, Cedarworks®, GKI/Bethlehem Lighting®, Grant’sTM, Ironite®, Lilly Miller®, Matthews Four SeasonsTM, New England Pottery®, Norcal Pottery®, Pennington®, Over’n Out®, Sevin®, Smart Seed® and The Rebels®.

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

Recent Developments

Debt Refinancing

In March 2010, we issued $400 million aggregate principal amount of 8.25% senior subordinated notes due March 1, 2018 (the “2018 Notes”). The 2018 Notes are unconditionally guaranteed on a senior subordinated basis by each of our existing and future domestic restricted subsidiaries with certain exceptions. We used the net proceeds from the offering, together with available cash, to purchase our outstanding 9.125% senior subordinated notes due February 1, 2013 (the “2013 Notes”), pay the outstanding indebtedness under our senior term loan, and pay fees and expenses related to the offering. At March 27, 2010, $14.7 million of the 2013 Notes remained outstanding and were redeemed subsequent to quarter end. As a result of our issuance of the $400 million 2018 Notes, we expect our interest expense to be approximately $9.0 million per quarter for the remainder of fiscal 2010.

Results of Operations

Three Months Ended March 27, 2010

Compared with Three Months Ended March 28, 2009

Net Sales

Net sales for the three months ended March 27, 2010 decreased $34.5 million, or 7.2%, to $441.9 million from $476.4 million for the three months ended March 28, 2009. Our branded product sales decreased $41.5 million and sales of other manufacturers’ products increased $7.0 million.

Pet Products’ net sales declined $6.5 million, or 2.8%, to $222.3 million for the three months ended March 27, 2010 from $228.8 million in the comparable fiscal 2009 period. Pet branded product sales decreased $7.6 million, due primarily to a sales decrease of animal health products, and sales of other manufacturers’ products increased $1.1 million from the prior year quarter. The decrease in sales of animal health products was due primarily to a supply issue for a product-line, expected to continue at a reduced level through our third fiscal quarter, and sales in the prior year quarter from a marketing license no longer held by us.

Garden Products’ net sales declined $28.0 million, or 11.3%, to $219.6 million for the three months ended March 27, 2010 from $247.6 million in the comparable fiscal 2009 period. Garden branded product sales decreased $33.9 million, due primarily to an approximately $12.0 million decrease in garden chemicals and control products and approximately $4 to $5 million decreases in each of grass seed, bird feed and pottery, and sales of other manufacturers’ products increased $5.9 million from the prior year quarter. The sales decreases in grass seed and bird feed were due primarily to price reductions as a result of lower commodity costs, while garden chemicals and control products and pottery were impacted by both pricing and volume reductions.

Gross Profit

Gross profit for the three months ended March 27, 2010 increased $0.6 million, or 0.4%, to $161.2 million from $160.6 million for the three months ended March 28, 2009. Gross profit as a percentage of net sales increased from 33.7% for the three months ended March 28, 2009 to 36.5% for the three months ended March 27, 2010. Gross profit as a percentage of net sales increased in both segments. The gross margin in Pet Products improved 240 basis points due primarily to a product mix change (e.g., only lower margin product was impacted by the animal health supply issue) and lower raw material costs. The gross margin in Garden Products improved 300 basis points due primarily to lower raw material costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2.7 million, or 2.6%, to $100.7 million for the three months ended March 27, 2010 from $103.4 million for the three months ended March 28, 2009. As a percentage of net sales, selling, general and administrative expenses increased to 22.8% for the three months ended March 27, 2010, compared to 21.7% in the comparable prior year quarter due to the decrease in net sales. The decrease in selling, general and administrative expenses, discussed further below, was due primarily to decreased selling and delivery expenses resulting from lower sales.

Selling and delivery expense decreased $3.2 million, or 6.1%, from $52.1 million for the three months ended March 28, 2009 to $48.9 million for the three months ended March 27, 2010. The decreased expense was due primarily to lower payroll costs and reduced fuel and freight costs resulting from lower sales and lower marketing and advertising costs.

Facilities expense remained relatively flat, decreasing $0.1 million to $2.7 million in the quarter ended March 27, 2010 from $2.8 million for the quarter ended March 28, 2009.

Warehouse and administrative expense increased $0.6 million to $49.1 million for the quarter ended March 27, 2010 from $48.5 million in the quarter ended March 28, 2009 due primarily to insurance related costs.

Net Interest Expense

Net interest expense for the three months ended March 27, 2010 increased $4.3 million or 79.0%, to $9.8 million from $5.5 million for the three months ended March 28, 2009. In March 2010, we issued $400 million 2018 Notes, tendered for our outstanding 2013 Notes and paid the outstanding indebtedness under our senior term loan. As a result of this refinancing, we incurred an additional $3.2 million in interest expense comprised primarily of the remaining unamortized deferred charges related to the retired debt and the premium paid for the tender and call on the 2013 Notes.

Other Income

Other income decreased slightly, decreasing $0.1 million from a $0.1 million expense for the quarter ended March 28, 2009, to $0.2 million expense for the quarter ended March 27, 2010.

Income Taxes

Our effective income tax rate was 36.8% for the quarter ended March 27, 2010 and 34.9% for the quarter ended March 28, 2009. The lower effective income tax rate compared to the statutory rate in the prior year quarter was the result of credit usage and recognized valuation allowance benefits. The difference between the income tax rate for the current quarter and the statutory tax rate was the result of credit utilization.

Six Months Ended March 27, 2010

Compared with Six Months Ended March 28, 2009

Net Sales

Net sales for the six months ended March 27, 2010 decreased $57.8 million, or 7.5%, to $711.2 million from $769.0 million for the six months ended March 28, 2009. Our branded product sales decreased $63.8 million and sales of other manufacturers’ products increased $6.0 million.

Pet Products’ net sales declined $10.7 million, or 2.6%, to $403.9 million for the six months ended March 27, 2010 from $414.6 million in the comparable fiscal 2009 period. Pet branded product sales decreased $9.4 million, due primarily to a decrease in sales of animal health products, and sales of other manufacturers’ products decreased $1.3 million from the prior year period. The decrease in sales of animal health products was due primarily to a supply issue for a product-line, expected to continue at a reduced level through our third fiscal quarter, and sales in the prior year period from a marketing license no longer held by us.

Garden Products’ net sales declined $47.1 million, or 13.3%, to $307.3 million for the six months ended March 27, 2010 from $354.4 million in the comparable fiscal 2009 period. Garden branded product sales decreased $54.4 million, due primarily to an approximately $12.6 million decrease in grass seed, a $10.8 million decrease in bird feed and a $9 million decrease in garden chemicals and control products, and sales of other manufacturers’ products increased $7.3 million from the prior year period. The sales decreases in grass seed and bird feed were due primarily to price reductions as a result of lower commodity costs while garden chemicals and control products were impacted by both pricing and volume reductions.

Gross Profit

Gross profit for the six months ended March 27, 2010 increased $3.0 million, or 1.2%, to $249.0 million from $246.0 million for the six months ended March 28, 2009. Gross profit as a percentage of net sales increased from 32.0% for the six months ended March 28, 2009 to 35.0% for the six months ended March 27, 2010. Gross profit as a percentage of net sales increased in both segments. The gross margin in Pet Products improved 200 basis points due primarily to lower raw material costs and some selective price increases. The gross margin in Garden Products improved 410 basis points due primarily to lower raw material costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $3.6 million, or 1.9%, to $187.9 million for the six months ended March 27, 2010 from $191.5 million for the six months ended March 28, 2009. Selling, general and administrative expenses increased to 26.4% of net sales for the six months ended March 27, 2010, compared to 24.9% in the comparable prior year period due to the decrease in net sales. The change in selling, general and administrative expenses, discussed further below, was due primarily to decreased selling and delivery expenses resulting from lower sales.

Selling and delivery expense decreased $6.1 million, or 6.3%, from $96.1 million for the six months ended March 28, 2009 to $90.0 million for the six months ended March 27, 2010. The decreased expense was due primarily to lower payroll costs and reduced fuel and freight costs resulting from lower sales and from the shutdown of several distribution centers in fiscal 2009 as part of our strategic realignment of our distribution network.

Facilities expense for the six months ended March 27, 2010 was $5.3 million, as compared with $5.6 million for the six months ended March 28, 2009.

Warehouse and administrative expense increased $2.8 million to $92.6 million for the six months ended March 27, 2010 from $89.8 million for the six months ended March 28, 2009. The increase was due primarily to increased third-party professional expenses.

Net Interest Expense

Net interest expense for the six months ended March 27, 2010 increased $2.7 million or 22.6%, to $14.7 million from $12.0 million for the six months ended March 28, 2009. In March 2010, we issued $400 million 2018 Notes, tendered for our outstanding 2013 Notes and paid the outstanding indebtedness under our senior term loan. As a result of this refinancing, we incurred an additional $3.2 million in interest expense comprised primarily of the remaining unamortized deferred charges related to the retired debt and the premium paid for the tender and call on the 2013 Notes.

Other Income

Other income increased $1.5 million from a $1.1 million expense for the six months ended March 28, 2009 to income of $0.4 million for the six months ended March 27, 2010. The increase was due primarily to increased earnings in the first fiscal quarter of 2010 from an investment accounted for under the equity method of accounting.

Income Taxes

Our effective income tax rate was 36.8% for the six months ended March 27, 2010 and 34.1% for the six months ended March 28, 2009. The lower effective income tax rate in the prior year period was the result of credit usage and recognized valuation allowance benefits. The difference between the income tax rate for the current fiscal year to date period and the statutory rate was the result of credit utilization.

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

Liquidity and Capital Resources

We have financed our growth through a combination of internally generated funds, bank borrowings, supplier credit and sales of equity and debt securities to the public.

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

We service two broad markets: pet supplies and lawn and garden supplies. Our pet supplies businesses involve products that have a year round selling cycle with a slight degree of seasonality. As a result, it is not necessary to maintain large quantities of inventory to meet peak demands. On the other hand, our lawn and garden businesses are highly seasonal with approximately 66% of Garden Products’ net sales occurring during the second and third fiscal quarters. For many manufacturers of garden products, this seasonality requires them to ship large quantities of their product well ahead of the peak consumer buying periods. To encourage retailers and distributors to stock large quantities of inventory, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.

Net cash used in operating activities decreased $17.3 million, from $26.8 million for the six months ended March 28, 2009 to $9.5 million for the six months ended March 27, 2010. The decrease in cash used in operating activities was due to improved earnings and working capital management, due primarily to increases in accounts payable compared to the prior year.

Net cash used in investing activities decreased $2.5 million from the six months ended March 28, 2009 to approximately $9.4 million during the six months ended March 27, 2010. The decrease in cash used in investing activities was due to payments made with respect to acquired businesses in the prior year that were not made in the current year.

Net cash used by financing activities increased $60.3 million, from $20.9 million of cash provided by financing activities for the six months ended March 28, 2009, to $39.4 million of cash used in financing activities for the six months ended March 27, 2010. The increase in cash used was due primarily to the tender and purchase of our 9.125% senior subordinated notes and repayment of our senior term loan facility, the payment of financing costs associated with our issuance of $400 million 8.25% senior subordinated notes, as well increased repurchases of our common stock during the six months ended March 27, 2010. We repurchased and retired 1.7 million shares of our voting common stock at an aggregate cost of approximately $17.3 million, or approximately $10.01 per share, and 1.9 million shares of our non-voting Class A common stock at an aggregate cost of approximately $18.7 million, or approximately $9.61 per share.

Senior Credit Facility

As of March 27, 2010, we have a $350 million Credit Facility maturing in February 2011. There was no outstanding balance at March 27, 2010 under the Credit Facility. There were $18.5 million of outstanding letters of credit. After giving effect to the financial covenants in the credit agreement, the remaining potential borrowing capacity was $331.5 million.

Interest on the Credit Facility is based, at our option, on a rate equal to prime plus a margin, which fluctuates from 0% to 0.375%, or LIBOR plus a margin, which fluctuates from 0.75% to 1.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of March 27, 2010, the applicable interest rate on the Credit Facility related to base rate borrowings was 3.38%, and the applicable interest rate related to LIBOR rate borrowings was 1.75%.

The Credit Facility is secured by substantially all of our assets and contain certain financial covenants which require us to maintain minimum levels of interest coverage and maximum levels of total debt to EBITDA and that restrict our ability to repurchase our stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Credit Facility. Under the terms of our Credit Facility, we may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount not to exceed $75 million over the life of the Credit Facility; if the total leverage ratio for the fiscal quarter most recently ended is less than 3.0 to 1.0, the maximum restricted payment amount will be increased to $100 million over the life of the Credit Facility. Apart from the covenants limiting restricted payments and capital expenditures, the Credit Facility does not restrict the use of retained earnings or net income.

We were in compliance with all financial covenants as of March 27, 2010. Starting with the fourth fiscal quarter of 2009 and continuing through the third fiscal quarter of 2010, we must maintain a minimum interest coverage ratio of 3.0 to 1.0 and a maximum leverage ratio of 4.5 to 1.0. As of March 27, 2010, our interest coverage ratio was 6.8 to 1.0 and our leverage ratio was 2.3 to 1.0.

We currently intend to replace the Credit Facility in the current fiscal year.

Senior Subordinated Notes and Debt Refinancing

On March 8, 2010, we issued $400 million aggregate principal amount of the 2018 Notes. We used the proceeds together with available cash to purchase our outstanding $135.3 million aggregate principal amount of 2013 Notes, including accrued interest, to repay the $267.1 million outstanding under our senior term loan maturing February 2012 and pay fees and expenses related to the offering. We received tenders and consents from the holders of $135.3 million of our 2013 Notes, including $12.8 million held in escrow for our benefit, which was previously recorded as a reduction of debt for accounting purposes against the 2013 Notes. The remaining $14.7 million of 2013 Notes on the condensed consolidated balance sheets as of March 27, 2010 were redeemed on April 21, 2010.

We incurred approximately $9.5 million of debt issuance costs in conjunction with these transactions, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs will be amortized over the term of the 2018 Notes.

As a result of this debt refinancing, we incurred a pre-tax loss of $3.2 million, of which $1.1 million was non-cash, comprised of the unamortized deferred financing costs related to the 2013 Notes and the retired term loan, the tender call premium, consent fees and the unamortized gain on the swap termination related to the 2013 Notes. The amount is included in interest expense in the condensed consolidated statements of operations.

The carrying value of our remaining outstanding 2013 Notes as of March 27, 2010 was $14.7 million. The remaining outstanding 2013 Notes were redeemed by the Company on April 21, 2010 for $14.9 million, which includes a redemption premium of $0.2 million.

The estimated fair value of our $400 million 2018 Notes as of March 27, 2010 was approximately $407.0 million. The estimated fair value is based on quoted market prices for these instruments.

The 2018 Notes require semiannual interest payments, which commence on September 1, 2010. The 2018 Notes are unsecured senior subordinated obligations and are subordinated to all of our existing and future senior debt, including our Credit Facility. The obligations under the 2018 Notes are fully and unconditionally guaranteed on a senior subordinated basis by each of our existing and future domestic restricted subsidiaries with certain exceptions. The guarantees are general unsecured senior subordinated obligations of the guarantors and are subordinated to all existing and future senior debt of the guarantors.

We may redeem some or all of the 2018 Notes at any time prior to March 1, 2014 at the principal amount plus a “make whole” premium. We may redeem some or all of the 2018 Notes at any time on or after March 1, 2014 for 104.125%, after March 1, 2015 for 102.063% and after March 1, 2016 for 100%, plus accrued and unpaid interest. Additionally, at any time prior to March 1, 2013 we may redeem up to 35% of the 2018 Notes with any proceeds we receive from certain equity offerings at a redemption price of 108.25% of the principal amount, plus accrued and unpaid interest. The holders of the 2018 Notes have the right to require us to repurchase all or a portion of the 2018 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.

The 2018 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions.

At March 27, 2010, our total debt outstanding was $415.1 million versus $546.9 million at March 28, 2009.

During the six months ended March 27, 2010, we repurchased and retired 1.7 million shares of our voting common stock at an aggregate cost of approximately $17.3 million, or approximately $10.01 per share, and 1.9 million shares of our non-voting Class A common stock at an aggregate cost of approximately $18.7 million, or approximately $9.61 per share. Our Board of Directors has authorized the repurchase of up to a total of $100 million of our common stock, of which approximately $89.0 million has been repurchased to date. We expect to continue our repurchases from time to time depending on market conditions and subject to the ability to effect repurchases under our credit facility.

We believe that cash flows from operating activities, funds available under our revolving credit facility and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $30 million for fiscal 2010, which are related primarily to replacements and upgrades to plant and equipment and investment in our implementation of a scalable enterprise-wide information technology platform. We are investing in this information technology platform to improve existing operations, to support future growth, and enable us to take advantage of new applications and technologies. We have invested approximately $42 million from fiscal 2005 through fiscal 2009 in this initiative and plan to invest up to an additional $5 million in fiscal 2010 for planned implementations. Capital expenditures for 2011 and beyond will depend upon the pace of conversion of those remaining legacy systems. This initiative, when complete, will combine our numerous information systems into one enterprise system and create a common business model and common data, which should create greater efficiency and effectiveness.

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

New Accounting Pronouncements

Refer to Footnote 1 in the notes to the condensed consolidated financial statements for new accounting pronouncements.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 26, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We believe there has been no material change in our exposure to market risk from that discussed in our fiscal 2009 Annual Report filed on Form 10-K except for our issuance of $400 million 2018 Notes, our tender of our outstanding fixed rate 2013 Notes and the retirement of our variable rate senior term loan.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of March 27, 2010.

(b) Changes in Internal Control Over Financial Reporting. Central’s management, with the participation of Central’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Central’s internal control over financial reporting occurred during the second quarter of fiscal 2010. Based on that evaluation, management concluded that there has been no change in Central’s internal control over financial reporting during the second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, Central’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in certain legal proceedings in the ordinary course of business. Currently, we are not a party to any legal proceedings that management believes would have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A. to Part I of our Form 10-K for the fiscal year ended September 26, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended March 27, 2010 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
December 27, 2009 – January 31, 2010	133,771	(2)	$10.80	129,480	$10,962,000
February 1, 2010 – February 28, 2010	6,932	(3)	$9.20	—	$10,962,000
March 1,2010 – March 27, 2010	23,094	(3)	$10.10	—	$10,962,000

Total	163,797		$10.63	129,480	$10,962,000

(1)	In December 2005, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization.
(2)	Includes 4,291 shares purchased during the period indicated that represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.
(3)	The shares purchased during the period indicated represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was held on February 8, 2010.

(b)	The following directors were elected at the meeting:

William E. Brown

Brooks M. Pennington III

John B. Balousek

David N. Chichester

Alfred A. Piergallini

Set forth below is the tabulation of votes with respect to the election of directors at the meeting:

	For	Against/ Withheld
William E. Brown
Common	3,722,300	9,042,328
Class B	1,646,007	0
Brooks M. Pennington III
Common	4,180,728	8,583,900
Class B	1,646,007	0

John B. Balousek
Common	9,995,960	2,768,668
Class B	1,646,007	0
David N. Chichester
Common	10,858,001	1,906,627
Class B	1,646,007	0
Alfred A. Piergallini
Common	9,995,860	2,768,768
Class B	1,646,007	0

(c)	At the meeting, the shareholders of the Company approved the proposal to ratify the appointment of Deloitte & Touche LLP as Central Garden & Pet Company’s independent registered public accounting firm.

Set forth below is the tabulation with respect to the matter voted on at the meeting:

	Common	Class B
For	15,481,536	16,460,070
Against	194,318	—
Abstain	11,312	—

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

4.1	Sixth Supplemental Indenture, dated as of March 8, 2010, to the Indenture dated as of January 30, 2003 by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed March 8, 2010).

4.2	Indenture, dated as of March 8, 2010, by and between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K filed March 8, 2010).

4.3	First Supplemental Indenture, dated as of March 8, 2010, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the issuance of $400,000,000 aggregate principal amount of the Company’s 8.25% Senior Subordinated Notes due 2018 (incorporated by reference from Exhibit 4.3 to the Company’s Form 8-K filed March 8, 2010).

10.1	Separation Agreement Amendment between Stuart W. Booth and Central Garden & Pet Company, dated January 14, 2010 (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed January 21, 2010).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: May 6, 2010

/s/ WILLIAM E. BROWN William E. Brown Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ STUART W. BOOTH Stuart W. Booth Chief Financial Officer (Principal Financial Officer)