Form 10-Q
period 2010-06-26
CENTRAL GARDEN & PET CO
filed 2010-08-05
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 31, 2010	16,818,104
Class A Common Stock Outstanding as of July 31, 2010	45,040,949
Class B Stock Outstanding as of July 31, 2010	1,652,262

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-Q includes “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, plans or intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy and the trends we anticipate in the industries and economies in which we operate and other information that is not historical information. When used in this Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and, variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.

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

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Unaudited

	June 27, 2009	June 26, 2010	(See Note 1) September 26, 2009
ASSETS
Current assets:
Cash and cash equivalents	$25,390	$91,623	$85,668
Accounts receivable (less allowance for doubtful accounts of $18,442, $17,702 and $18,014)	262,735	223,845	206,565
Inventories	313,820	306,118	284,834
Prepaid expenses and other	43,117	30,643	44,425

Total current assets	645,062	652,229	621,492

Land, buildings, improvements and equipment—net	165,519	162,352	164,734
Goodwill	206,873	208,630	207,749
Other intangible assets—net	104,318	99,828	103,366
Deferred income taxes and other assets	80,539	60,668	53,584

Total	$1,202,311	$1,183,707	$1,150,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$117,083	$119,869	$108,836
Accrued expenses	114,432	101,312	82,143
Current portion of long-term debt	3,311	201	3,270

Total current liabilities	234,826	221,382	194,249

Long-term debt	405,676	400,138	404,815
Other long-term obligations	4,685	4,223	4,526

Shareholders’ equity:
Common stock, $.01 par value: 19,495,078. 16,820,404 and 18,777,155 shares outstanding at June 27, 2009, June 26, 2010 and September 26, 2009	195	168	188
Class A common stock, $.01 par value: 48,099,760, 44,997,584 and 47,532,954 shares outstanding at June 27, 2009, June 26, 2010 and September 26, 2009	481	450	475
Class B stock, $.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	545,549	497,821	531,300
Accumulated earnings	7,449	57,618	12,044
Accumulated other comprehensive income	1,347	464	1,062

Total Central Garden & Pet Company shareholders’ equity	555,037	556,537	545,085
Noncontrolling interest	2,087	1,427	2,250

Total shareholders’ equity	557,124	557,964	547,335

Total	$1,202,311	$1,183,707	$1,150,925

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 26, 2010	June 27, 2009	June 26, 2010
Net sales	$482,162	$465,486	$1,251,129	$1,176,658
Cost of goods sold and occupancy	317,108	302,712	840,041	764,926

Gross profit	165,054	162,774	411,088	411,732
Selling, general and administrative expenses	113,484	110,134	305,028	298,049

Income from operations	51,570	52,640	106,060	113,683
Interest expense	(5,211)	(9,797)	(17,846)	(24,555)
Interest income	12	1	614	12
Other income	1,161	42	80	428

Income before income taxes and noncontrolling interest	47,532	42,886	88,908	89,568
Income taxes	15,371	15,860	29,498	33,026

Income including noncontrolling interest	32,161	27,026	59,410	56,542
Net income attributable to noncontrolling interest	1,085	1,153	1,498	1,943

Net income attributable to Central Garden & Pet Company	$31,076	$25,873	$57,912	$54,599

Net income per share attributable to Central Garden & Pet Company:
Basic	$0.45	$0.41	$0.83	$0.84

Diluted	$0.44	$0.40	$0.82	$0.83

Weighted average shares used in the computation of net income per share:
Basic	69,345	63,810	69,885	64,879
Diluted	70,449	64,606	70,798	65,716

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 27, 2009	June 26, 2010
Cash flows from operating activities:
Net income	$59,410	$56,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,885	21,709
Stock-based compensation	8,200	3,983
Excess tax benefits from stock-based awards	(136)	(720)
Deferred income taxes	1,640	(1,000)
Loss on extinguishment of debt	—	3,633
Gain on sales of property	(1,395)	—
Loss on sale of a business and equipment	479	395
Proceeds from interest rate swap termination, net of amounts reclassified into earnings	2,044	—
Change in assets and liabilities:
Accounts receivable	(2,512)	(17,527)
Inventories	34,058	(21,704)
Prepaid expenses and other assets	(901)	16,332
Accounts payable	(16,988)	10,442
Accrued expenses	29,983	19,591
Other long-term obligations	(2,352)	(303)

Net cash provided by operating activities	133,415	91,373

Cash flows from investing activities:
Additions to property and equipment	(10,428)	(15,611)
Proceeds from property sales, net of expenses	2,512	—
Business acquired, net of cash acquired	(4,799)	—

Net cash used in investing activities	(12,715)	(15,611)

Cash flows from financing activities:
Borrowings on revolving line of credit	473,000	10,000
Repayments of revolving line of credit	(551,000)	(10,000)
Proceeds from issuance of long-term debt	—	400,000
Repayments of long-term debt	(24,144)	(407,856)
Proceeds from issuance of common stock	30	1,062
Repurchase of common stock	(17,849)	(48,314)
Distribution to noncontrolling interest	(2,082)	(2,761)
Excess tax benefits from stock-based awards	136	720
Payment of financing costs	(128)	(12,490)

Net cash used in financing activities	(122,037)	(69,639)
Effect of exchange rate changes on cash and cash equivalents	(202)	(168)

Net increase (decrease) in cash and cash equivalents	(1,539)	5,955
Cash and equivalents at beginning of period	26,929	85,668

Cash and equivalents at end of period	$25,390	$91,623

Supplemental information:
Cash paid for interest	$14,476	$14,920

Cash paid for income taxes, net of refunds	$10,634	$8,339

Non-cash investing activities:
Capital expenditures incurred but not paid	$322	$577

Non-cash financing activities
Offset of subordinated notes with escrow	$12,825	$—

Restricted share stock bonus	$3,877	$—

Repurchased shares settled but not paid	$174	$—

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended June 26, 2010

(unaudited)

1. Basis of Presentation

The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of June 27, 2009 and June 26, 2010, the condensed consolidated statements of operations for the three and nine months ended June 27, 2009 and June 26, 2010, and the condensed consolidated statements of cash flows for the nine months ended June 27, 2009 and June 26, 2010 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

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

Due to the seasonal nature of the Company’s garden business, the results of operations for the three and nine month periods ended June 27, 2009 and June 26, 2010 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2009 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 26, 2009 balance sheet presented herein was derived from the audited statements.

Noncontrolling Interest

Noncontrolling interest in the Company’s condensed consolidated financial statements represents the 20% interest not owned by Central in a consolidated subsidiary. Since the Company controls this subsidiary, its financial statements are fully consolidated with those of the Company, and the noncontrolling owner’s 20% share of the subsidiary’s net assets and results of operations is deducted and reported as noncontrolling interest on the consolidated balance sheets and as net income (loss) attributable to noncontrolling interest in the consolidated statements of operations. Effective September 27, 2009, the Company adopted new accounting guidance, as discussed further below, concerning the treatment of noncontrolling interests in consolidated financial statements. The new guidance changed the accounting and reporting for minority interests, which have been re-characterized as noncontrolling interests, as discussed above. Prior period financial statements and disclosures for existing minority interests have been restated in accordance with the new guidance. As of June 27, 2009, September 26, 2009, September 27, 2008 and September 29, 2007 the liability related to noncontrolling interest was $2.1 million, $2.3 million, $2.7 million and $1.8 million, respectively, and was included as mezzanine equity on the consolidated balance sheets. For the three and nine months ended June 27, 2009 and the fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007, the net income attributable to noncontrolling interest was $1.1 million, $1.5 million, $1.7 million, $0.8 million and $1.4 million, respectively, and was included as minority interest on the consolidated statements of operations. All other requirements of the new guidance will be applied prospectively. See Note 7, Supplemental Equity and Comprehensive Income Information, for additional information and revised disclosures required by the adoption of that guidance.

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

The Company does not perform the assessments required to achieve hedge accounting for commodity derivative positions. Accordingly, the changes in the values of these derivatives are recorded currently in cost of sales in its condensed consolidated statements of operations. As of June 26, 2010, the notional amount of these contracts was not significant.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no significant financial assets or liabilities on the balance sheet that were measured at fair value as of June 26, 2010.

In February 2009, the Company’s $75 million pay-floating interest rate swap was terminated prior to its maturity by the counterparty in accordance with the terms of the interest rate swap agreement. Prior to its termination, the swap was measured under Level 2 inputs in the fair value hierarchy. As a result of this swap termination, the Company received cash proceeds and realized a settlement gain of $2.3 million that was recorded as an adjustment to the carrying amount of the related debt. In conjunction with the tender offer and purchase of our 9.125% senior subordinated notes in March 2010, the remaining unrecognized gain on the pay-floating interest rate swap was recognized and included as part of the loss on extinguishment of debt included in interest expense on the condensed consolidated statements of operations. See Note 6, Long Term Debt, for further information.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the period ended June 26, 2010, the Company was not required to measure any significant non-financial assets and liabilities at fair value.

3. Financial Instruments

The Company’s financial instruments include cash and equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The Company’s remaining outstanding 9.125% senior subordinated notes due 2013 with a carrying value of $14.7 million were redeemed by the Company on April 21, 2010 for $14.9 million, which includes a redemption premium of $0.2 million.

The estimated fair value of the Company’s $400 million 8.25 % senior subordinated notes due 2018 as of June 26, 2010 was $398.0 million, compared to a carrying value of $400.0 million. The estimated fair value is based on quoted market prices for these notes.

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

5. Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
June 26, 2010
Marketing-related intangible assets – amortizable	$12.3	$(4.7)	$—	$7.6
Marketing-related intangible assets – nonamortizable	59.6	—	(4.9)	54.7

Total	71.9	(4.7)	(4.9)	62.3

Customer-related intangible assets – amortizable	41.6	(10.3)	—	31.3

Other acquired intangible assets – amortizable	9.2	(3.0)	—	6.2
Other acquired intangible assets – nonamortizable	1.2	—	(1.2)	—

Total	10.4	(3.0)	(1.2)	6.2

Total other intangible assets	$123.9	$(18.0)	$(6.1)	$99.8

September 26, 2009
Marketing-related intangible assets – amortizable	$10.5	$(3.6)	$—	$6.9
Marketing-related intangible assets – nonamortizable	61.4	—	(4.9)	56.5

Total	71.9	(3.6)	(4.9)	63.4
Customer-related intangible assets – amortizable	41.6	(8.7)	—	32.9

Other acquired intangible assets – amortizable	9.2	(2.1)	—	7.1
Other acquired intangible assets – nonamortizable	1.2	—	(1.2)	—

Total	10.4	(2.1)	(1.2)	7.1

Total other intangible assets	$123.9	$(14.4)	$(6.1)	$103.4

Other intangible assets acquired include contract-based and technology-based intangible assets.

The Company evaluates long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis, and no impairment of its indefinite-lived intangible assets was indicated during its fiscal 2009 review. Other factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present during fiscal 2009 or the first nine months of fiscal 2010, and accordingly, no impairment charges were recognized during fiscal 2009 or fiscal 2010. In fiscal 2008, indicators of impairment were identified within the Garden Products segment related to current operating losses in certain operations. Accordingly, the Company recognized a $6.1 million impairment charge related to certain trade names.

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 1 to 25 years; over weighted average lives of 12 years for marketing-related intangibles, 22 years for customer-related intangibles and nine years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $1.2 million and $1.2 million, and $3.5 million and $3.1 million, for the three and nine month periods ended June 26, 2010 and June 27, 2009, respectively, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $4 million per year from fiscal 2010 through fiscal 2014.

6. Long-Term Debt

Long-term debt consists of the following:

	June 26, 2010	September 26, 2009
	(in thousands)
Senior subordinated notes, interest at 8.25%, payable semi-annually, principal due March 2018	$400,000	—
Senior subordinated notes, interest at 9.125% payable semi-annually	—	137,175
Term loan, interest at LIBOR + 1.50% or the prime rate plus 0.50%, quarterly principal payments of $750,000	—	268,602
Revolving credit facility, interest at prime plus 0% to 0.25% or LIBOR + 0.75% to 1.375%	—	—
Revolving credit facility, interest at Alternate Base Rate (“ABR”) plus 1.5% to 2.5% or LIBOR + 2.5% to 3.5%, final maturity June 2015	—	—
Unamortized deferred gain on pay-floating interest rate swap termination, maturing February 2013	—	1,901
Other notes payable	339	407

Total	400,339	408,085
Less current portion	(201)	(3,270)

Long-term portion	$400,138	$404,815

Senior Credit Facility

On June 25, 2010, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with respect to a five-year senior secured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $275 million. The Company has the option to increase the size of the Facility by an additional $200 million of incremental term loans and/or revolving loans should it exercise its option and one or more lenders are willing to make such increased amounts available to it. There was no outstanding balance at June 26, 2010 under the Credit Facility. There were $18.6 million of letters of credit outstanding. After giving effect to the financial covenants in the Credit Agreement, the remaining potential borrowing capacity was $256.4 million.

Interest on the Credit Facility is based, at the Company’s option, on a rate equal to the ABR, which is the greatest of the prime rate, the Federal Funds rate plus  1/2 of 1% or one month LIBOR plus 1%, plus a margin, which fluctuates from 1.5% to 2.5%, or LIBOR plus a margin, which fluctuates from 2.5% to 3.5% and commitment fees that range from 0.35% to 0.75%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of June 26, 2010, the applicable interest rate on the Credit Facility related to alternate base rate borrowings was 5.25%, and the applicable interest rate related to LIBOR rate borrowings was 3.35%.

The Credit Facility is guaranteed by the Company’s material subsidiaries and is secured by the Company’s assets, excluding real property but including substantially all of the capital stock of the Company’s subsidiaries. The Credit Agreement contains certain financial and other covenants which require the Company to maintain minimum levels of interest coverage and maximum levels of senior debt to EBITDA and that restrict the Company’s ability to repurchase its stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Credit Facility. Under the terms of the Company’s Credit Facility, it may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount initially not to exceed $200 million over the life of the Credit Facility, subject to qualifications and baskets as defined in the Credit Agreement. Apart from the covenants limiting restricted payments and capital expenditures, the Credit Facility does not restrict the use of retained earnings or net income. The Company was in compliance with all financial covenants as of June 26, 2010.

The Company incurred approximately $2.9 million of costs in conjunction with this transaction, which included banking fees and legal expenses. These costs will be amortized over the term of the Credit Facility.

Senior Subordinated Notes and Debt Refinancing

On March 8, 2010, the Company issued $400 million aggregate principal amount of 8.25% senior subordinated notes due March 1, 2018 (the “2018 Notes”). The Company used the proceeds together with available cash to purchase its outstanding $135.3 million aggregate principal amount of 9.125% senior subordinated notes due February 1, 2013 (the “2013 Notes”), including accrued interest, to repay the $267.1 million outstanding under its senior term loan maturing February 2012 and pay fees and expenses related to the offering. The Company received tenders and consents from the holders of $135.3 million of its 2013 Notes, including $12.8 million held in escrow for the benefit of the Company, which was previously recorded as a reduction of debt for accounting purposes against the Company’s 2013 Notes. The remaining $14.7 million of 2013 Notes were redeemed on April 21, 2010.

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

The Company may redeem some or all of the 2018 Notes at any time prior to March 1, 2014 at the principal amount plus a “make whole” premium. The Company may redeem some or all of the 2018 Notes at any time on or after March 1, 2014 for 104.125%, after March 1, 2015 for 102.063% and after March 1, 2016 for 100%, plus accrued and unpaid interest. Additionally, at any time prior to March 1, 2013, the Company may redeem up to 35% of the 2018 Notes with any proceeds the Company receives from certain equity offerings at a redemption price of 108.25% of the principal amount, plus accrued and unpaid interest. The holders of the 2018 Notes have the right to require the Company to repurchase all or a portion of the 2018 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.

The 2018 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions.

7. Supplemental Equity and Comprehensive Income Information

The following table summarizes the allocation of total comprehensive income between controlling and noncontrolling interests for the nine months ended June 26, 2010 and June 27, 2009:

	Nine Months Ended June 26, 2010
(in thousands)	Controlling Interest	Noncontrolling Interest	Total
Net income	$54,599	$1,943	$56,542
Other comprehensive loss:
Foreign currency translation	(598)	—	(598)

Total comprehensive income	$54,001	$1,943	$55,944

	Nine Months Ended June 27, 2009
(in thousands)	Controlling Interest	Noncontrolling Interest	Total
Net income	$57,912	$1,498	$59,410
Other comprehensive loss:
Foreign currency translation	(1,853)	—	(1,853)

Total comprehensive income	$56,059	$1,498	$57,557

The following table provides a summary of the changes in the carrying amounts of shareholders’ equity attributable to controlling interest and noncontrolling interest for the nine months ended June 26, 2010 and June 27, 2009:

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 26, 2009	$188	$475	$16	$531,300	$12,044	$1,062	$545,085	$2,250	$547,335
Comprehensive income (loss)					54,599	(598)	54,001	1,943	55,944
Stock based compensation				2,624			2,624		2,624
Restricted share activity				(198)			(198)		(198)
Issuance of common stock		3		1,608			1,611		1,611
Repurchase of common stock	(20)	(28)		(38,233)	(9,025)		(47,306)		(47,306)
Distributions to noncontrolling interest								(2,761)	(2,761)
Other								(5)	(5)
Tax benefit on stock option exercise				720			720		720

Balance June 26, 2010	$168	$450	$16	$497,821	$57,618	$464	$556,537	$1,427	$557,964

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 27, 2008	$210	$485	$16	$555,310	$(50,463)	$3,200	$508,758	$2,667	$511,425
Comprehensive income (loss)					57,912	(1,853)	56,059	1,498	57,557
Stock based compensation				6,627			6,627		6,627
Restricted share activity				(222)			(222)		(222)
Issuance of common stock		8		1,471			1,479		1,479
Repurchase of common stock	(15)	(12)		(17,773)			(17,800)		(17,800)
Distributions to noncontrolling interest								(2,082)	(2,082)
Tax benefit on stock option exercise				136			136		136
Other								4	4

Balance June 27, 2009	$195	$481	$16	$545,549	$7,449	$1,347	$555,037	$2,087	$557,124

8. Stock-Based Compensation

The Company recognized share-based compensation expense of $4.0 million and $8.2 million for the nine month periods ended June 26, 2010 and June 27, 2009, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the nine month periods ended June 26, 2010 and June 27, 2009 was $1.5 million and $3.1 million, respectively.

9. Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	Three Months Ended June 26, 2010			Nine Months Ended June 26, 2010
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$25,873	63,810	$0.41	$54,599	64,879	$0.84

Effect of dilutive securities:
Options to purchase common stock		665	(0.01)		704	(0.01)
Restricted shares		131	—		133	—
Diluted EPS:

Net income available to common shareholders	$25,873	64,606	$0.40	$54,599	65,716	$0.83

	Three Months Ended June 27, 2009			Nine Months Ended June 27, 2009
	Income	Shares	Per Share	Income (Loss)	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$31,076	69,345	$0.45	$57,912	69,885	$0.83

Effect of dilutive securities:
Options to purchase common stock		724	(0.01)		503	(0.01)
Restricted shares		380	—		410	—
Diluted EPS:

Net income available to common shareholders	$31,076	70,449	$0.44	$57.912	70,798	$0.82

Options to purchase 11.3 million shares of common stock at prices ranging from $4.26 to $17.99 per share were outstanding at June 26, 2010 and options to purchase 8.8 million shares of common stock at prices ranging from $4.26 to $17.99 per share were outstanding at June 27, 2009.

For the three month periods ended June 26, 2010 and June 27, 2009, options to purchase 7.9 million and 6.1 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

For the nine month period ended June 26, 2010 and June 27, 2009, options to purchase 7.7 million and 6.4 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 26, 2010	June 27, 2009	June 26, 2010
Net sales:
Pet Products	$215,010	$222,700	$629,525	$626,595
Garden Products	267,152	242,786	621,604	550,063

Total net sales	$482,162	$465,486	$1,251,129	$1,176,658

Income (loss) from operations:
Pet Products	$29,822	$32,611	$74,594	$85,002
Garden Products	35,270	30,137	64,235	60,616
Corporate	(13,522)	(10,108)	(32,769)	(31,935)

Total income from operations	51,570	52,640	106,060	113,683

Interest expense – net	(5,199)	(9,796)	(17,232)	(24,543)
Other income	1,161	42	80	428
Income taxes	15,371	15,860	29,498	33,026

Income including noncontrolling interest	32,161	27,026	59,410	56,542
Net income attributable to noncontrolling interest	1,085	1,153	1,498	1,943

Net income attributable to Central Garden & Pet Company	$31,076	$25,873	$57,912	$54,599

Depreciation and amortization:
Pet Products	$3,907	$3,833	$11,937	$11,677
Garden Products	1,612	1,575	4,949	4,546
Corporate	1,670	1,838	4,999	5,486

Total depreciation and amortization	$7,189	$7,246	$21,885	$21,709

	June 27, 2009	June 26, 2010	September 26, 2009
Assets:
Pet Products	$430,840	$405,703	$394,150
Garden Products	410,283	373,394	348,825
Corporate	361,188	404,610	407,950

Total assets	$1,202,311	$1,183,707	$1,150,925

Goodwill (included in corporate assets above):
Pet Products	$202,074	$202,950	$202,950
Garden Products	4,799	5,680	4,799

Total goodwill	$206,873	$208,630	$207,749

11. Consolidating Condensed Financial Information of Guarantor Subsidiaries

Certain 100% wholly-owned subsidiaries of the Company (as listed below, collectively the “Guarantor Subsidiaries”) have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest on the Company’s $400 million 8.25% Senior Subordinated Notes issued on March 8, 2010 (the “Notes”). Certain subsidiaries and operating divisions are not guarantors of the Notes and have been included in the financial results of the Parent in the information below. These Non-Guarantor entities are not material to the Parent. Those subsidiaries that are guarantors and co-obligors of the Notes are as follows:

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended June 26, 2010 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$151,716	$346,876	$(33,106)	$465,486
Cost of products sold and occupancy	107,151	228,667	(33,106)	302,712

Gross profit	44,565	118,209	—	162,774
Selling, general and administrative expenses	36,025	74,109	—	110,134

Income from operations	8,540	44,100	—	52,640
Interest – net	(9,879)	83	—	(9,796)
Other income (loss )	(4,612)	4,654	—	42

Income (loss) before income taxes	(5,951)	48,837	—	42,886
Income taxes (tax benefit)	(2,202)	18,062	—	15,860

Income (loss) including noncontrolling interest	(3,749)	30,775		27,026
Income attributable to noncontrolling interest	1,153	—	—	1,153

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(4,902)	30,775	—	25,873

Equity in undistributed income of guarantor subsidiaries	30,775	—	(30,775)	—

Net income attributable to Central Garden & Pet Co.	$25,873	$30,775	$(30,775)	$25,873

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended June 27, 2009 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$151,915	$363,921	$(33,674)	$482,162
Cost of products sold and occupancy	109,350	241,432	(33,674)	317,108

Gross profit	42,565	122,489	—	165,054
Selling, general and administrative expenses	35,447	78,037	—	113,484

Income from operations	7,118	44,452	—	51,570
Interest – net	(5,347)	148	—	(5,199)
Other income (expense)	(4,339)	5,500	—	1,161

Income (loss) before income taxes	(2,568)	50,100	—	47,532
Income taxes (tax benefit)	(1,186)	16,557	—	15,371

Income (loss) including noncontrolling interest	(1,382)	33,543	—	32,161
Income attributable to noncontrolling interest	1,085	—	—	1,085

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(2,467)	33,543	—	31,076

Equity in undistributed income of guarantor subsidiaries	33,543	—	(33,543)	—

Net income attributable to Central Garden & Pet Co.	$31,076	$33,543	$(33,543)	$31,076

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Nine Months Ended June 26, 2010 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$379,937	$898,866	$(102,145)	$1,176,658
Cost of products sold and occupancy	269,911	597,160	(102,145)	764,926

Gross profit	110,026	301,706	—	411,732
Selling, general and administrative expenses	94,092	203,957	—	298,049

Income from operations	15,934	97,749	—	113,683
Interest – net	(24,779)	236	—	(24,543)
Other income (loss )	(7,771)	8,199	—	428

Income (loss) before income taxes	(16,616)	106,184	—	89,568
Income taxes (tax benefit)	(6,113)	39,139	—	33,026

Income (loss) including noncontrolling interest	(10,503)	67,045		56,542
Income attributable to noncontrolling interest	1,943	—	—	1,943

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(12,446)	67,045	—	54,599

Equity in undistributed income of guarantor subsidiaries	67,045	—	(67,045)	—

Net income attributable to Central Garden & Pet Co.	$54,599	$67,045	$(67,045)	$54,599

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Nine Months Ended June 27, 2009 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$386,655	$979,159	$(114,685)	$1,251,129
Cost of products sold and occupancy	282,007	672,719	(114,685)	840,041

Gross profit	104,648	306,440	—	411,088
Selling, general and administrative expenses	91,982	213,046	—	305,028

Income from operations	12,666	93,394	—	106,060
Interest – net	(17,702)	470	—	(17,232)
Other income (expense)	(5,992)	6,072	—	80

Income (loss) before income taxes	(11,028)	99,936	—	88,908
Income tax (tax benefit)	(4,219)	33,717	—	29,498

Income (loss) including noncontrolling interest	(6,809)	66,219	—	59,410
Income attributable to noncontrolling interest	1,498	—	—	1,498

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(8,307)	66,219	—	57,912

Equity in undistributed income of guarantor subsidiaries	66,219	—	(66,219)	—

Net Income attributable to Central Garden & Pet Co.	$57,912	$66,219	$(66,219)	$57,912

	CONSOLIDATING CONDENSED BALANCE SHEET June 26, 2010 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$90,000	$1,623	$—	$91,623
Accounts receivable, net	70,413	165,910	(12,478)	223,845
Inventories	83,003	223,115	—	306,118
Prepaid expenses and other assets	9,850	20,793	—	30,643

Total current assets	253,266	411,441	(12,478)	652,229
Land, buildings, improvements and equipment, net	58,977	103,375	—	162,352
Goodwill	—	208,630	—	208,630
Investment in guarantors	694,299	—	(694,299)	—
Deferred income taxes and other assets	56,373	104,123	—	160,496

Total	$1,062,915	$827,569	$(706,777)	$1,183,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$45,222	$87,125	$(12,478)	$119,869
Accrued expenses and other current liabilities	57,350	44,163	—	101,513

Total current liabilities	102,572	131,288	(12,478)	221,382
Long-term debt	400,030	108	—	400,138
Other long-term obligations	2,349	1,874	—	4,223
Shareholders’ equity attributable to Central Garden & Pet Co.	556,537	694,299	(694,299)	556,537
Noncontrolling interest	1,427	—	—	1,427

Total shareholders’ equity	557,964	694,299	(694,299)	557,964

Total	$1,062,915	$827,569	$(706,777)	$1,183,707

	CONSOLIDATING CONDENSED BALANCE SHEET September 26, 2009 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$82,958	$2,710	$—	$85,668
Accounts receivable, net	43,759	169,554	(6,748)	206,565
Inventories	80,512	204,322	—	284,834
Prepaid expenses and other assets	26,341	18,084	—	44,425

Total current assets	233,570	394,670	(6,748)	621,492
Land, buildings, improvements and equipment, net	55,644	109,090	—	164,734
Goodwill	—	207,749	—	207,749
Investment in guarantors	692,723	—	(692,723)	—
Other assets	49,266	107,684	—	156,950

Total	$1,031,203	$819,193	$(699,471)	$1,150,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$38,675	$76,909	$(6,748)	$108,836
Accrued expenses and other liabilities	38,343	47,070	—	85,413

Total current liabilities	77,018	123,979	(6,748)	194,249
Long-term debt	404,687	128	—	404,815
Other long-term obligations	2,163	2,363	—	4,526
Shareholders’ equity attributable to Central Garden & Pet Co.	545,085	692,723	(692,723)	545,085
Noncontrolling interest	2,250	—	—	2,250

Total shareholders’ equity	547,335	692,723	(692,723)	547,335

Total	$1,031,203	$819,193	$(699,471)	$1,150,925

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Nine Months Ended June 27, 2010 ( in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$88,676	$69,742	$(67,045)	$91,373

Additions to property and equipment	(10,027)	(5,584)	—	(15,611)
Investment in guarantor subsidiaries	(2,174)	(64,871)	67,045	—

Net cash used by investing activities	(12,201)	(70,455)	67,045	(15,611)

Repayments of long-term debt	(407,650)	(206)	—	(407,856)
Proceeds from issuance of long-term debt	400,000	—	—	400,000
Proceeds from revolver	10,000	—	—	10,000
Repayments of revolver	(10,000)	—	—	(10,000)
Repurchase of common stock	(48,314)	—	—	(48,314)
Proceeds from issuance of common stock	1,062	—	—	1,062
Payment of financing costs	(12,490)	—	—	(12,490)
Excess tax benefits from stock-based awards	720	—	—	720
Distribution to noncontrolling interest	(2,761)	—	—	(2,761)

Net cash used by financing activities	(69,433)	(206)	—	(69,639)

Effect of exchange rate changes on cash	—	(168)	—	(168)

Net increase (decrease) in cash and cash equivalents	7,042	(1,087)	—	5,955
Cash and cash equivalents at beginning of period	82,958	2,710	—	85,668

Cash and cash equivalents at end of period	$90,000	$1,623	$—	$91,623

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Nine Months Ended June 27, 2009 ( in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$96,632	$103,002	$(66,219)	$133,415

Additions to property and equipment	(4,414)	(6,014)	—	(10,428)
Proceeds from property and equipment	—	2,512	—	2,512
Business acquired, net of cash	—	(4,799)	—	(4,799)
Investment in guarantor subsidiaries	26,870	(93,089)	66,219	—

Net cash provided (used) by investing activities	22,456	(101,390)	66,219	(12,715)

Repayments on revolving line of credit	(551,000)	—	—	(551,000)
Borrowings on revolving line of credit	473,000	—	—	473,000
Repayments of long-term debt	(24,002)	(142)	—	(24,144)
Repurchase of common stock	(17,849)	—	—	(17,849)
Proceeds from issuance of stock	30	—	—	30
Deferred financing costs	(128)	—	—	(128)
Excess tax benefits from stock-based awards	136	—	—	136
Distribution to noncontrolling interest	(2,082)	—	—	(2,082)

Net cash used by financing activities	(121,895)	(142)	—	(122,037)

Effect of exchange rate changes on cash	—	(202)	—	(202)

Net increase (decrease) in cash and cash equivalents	(2,807)	1,268	—	(1,539)
Cash and cash equivalents at beginning of period	22,866	4,063	—	26,929

Cash and cash equivalents at end of period	$20,059	$5,331	$—	$25,390

12. Legal Proceedings

We may from time to time become involved in certain legal proceedings in the ordinary course of business. Currently, we are not a party to any legal proceedings that management believes would have a material adverse effect on our financial position or results of operations.

13. Subsequent Events

On July 15, 2010, the Company’s Board of Directors authorized a new $100 million share repurchase program.

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

Recent Developments

Senior Credit Facility

On June 25, 2010, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with respect to a five-year senior secured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $275 million. We have the option to increase the size of the Credit Facility by an additional $200 million of incremental term loans and/or revolving loans should we exercise our option and one or more lenders are willing to make such increased amounts available to us.

Debt Refinancing

In March 2010, we issued $400 million aggregate principal amount of 8.25% senior subordinated notes due March 1, 2018 (the “2018 Notes”). The 2018 Notes are unconditionally guaranteed on a senior subordinated basis by each of our existing and future domestic restricted subsidiaries with certain exceptions. We used the net proceeds from the offering, together with available cash, to purchase our outstanding 9.125% senior subordinated notes due February 1, 2013 (the “2013 Notes”), pay the outstanding indebtedness under our senior term loan, and pay fees and expenses related to the offering. $14.7 million of the 2013 Notes were redeemed in April 2010. As a result of our issuance of the $400 million 2018 Notes, we expect our interest expense to be approximately $9.0 million per quarter for the remainder of fiscal 2010.

Newly authorized $100M share repurchase program

On July 15, 2010 our Board of Directors authorized a new $100 million share repurchase program.

Results of Operations

Three Months Ended June 26, 2010

Compared with Three Months Ended June 27, 2009

Net Sales

Net sales for the three months ended June 26, 2010 decreased $16.7 million, or 3.5%, to $465.5 million from $482.2 million for the three months ended June 27, 2009. Our branded product sales decreased $24.2 million and sales of other manufacturers’ products increased $7.5 million.

Pet Products’ net sales increased $7.7 million, or 3.6%, to $222.7 million for the three months ended June 26, 2010 from $215.0 million in the comparable fiscal 2009 period. Pet branded product sales increased $5.6 million, due primarily to a sales increase of $3.1 million of animal health products, $2.2 million in our dog and cat category, and a $2.1 million increase in sales of other manufacturers’ products from the prior year quarter. The increase in sales of animal health products was partially offset by a decrease in sales of approximately $2.2 million due primarily to a supply issue in a product-line, now expected to continue at a reduced level through our fiscal year end, and sales in the prior year quarter from a marketing license no longer held by us.

Garden Products’ net sales declined $24.4 million, or 9.1%, to $242.8 million for the three months ended June 26, 2010 from $267.2 million in the comparable fiscal 2009 period. Garden branded product sales decreased $29.8 million due primarily to a $12.4 million decrease in grass seed and an $8.7 million decrease in bird feed. The decrease in grass seed sales and in bird seed sales was due primarily to volume reductions attributable to lower demand and our decision to eliminate certain SKU’s and customers in connection with our profitability and capital efficiency programs. Secondarily, the decreases were due to price reductions as a result of lower commodity costs. Sales of other manufacturers’ products increased $5.4 million.

Gross Profit

Gross profit for the three months ended June 26, 2010 decreased $2.3 million, or 1.4%, to $162.8 million from $165.1 million for the three months ended June 27, 2009. Gross profit as a percentage of net sales increased from 34.2% for the three months ended June 27, 2009 to 35.0% for the three months ended June 26, 2010. Gross profit as a percentage of net sales increased in both segments. The gross margin in Pet Products improved 90 basis points due primarily to a product mix change. The gross margin in Garden Products improved 30 basis points due primarily to lower raw material costs and efficiency gains from facility consolidation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $3.4 million, or 3.0%, to $110.1 million for the three months ended June 26, 2010 from $113.5 million for the three months ended June 27, 2009. As a percentage of net sales, selling, general and administrative expenses increased to 23.7% for the three months ended June 26, 2010, compared to 23.5% in the comparable prior year quarter due to the decrease in net sales. The decrease in selling, general and administrative expenses, discussed further below, was due primarily to decreased warehouse and administrative expenses.

Selling and delivery expense increased $4.1 million, or 7.0%, from $58.8 million for the three months ended June 27, 2009 to $62.9 million for the three months ended June 26, 2010. The increased expense was due primarily to increased marketing and advertising costs.

Facilities expense increased $0.2 million to $2.8 million in the quarter ended June 26, 2010 from $2.6 million for the quarter ended June 27, 2009.

Warehouse and administrative expense decreased $7.7 million to $44.4 million for the quarter ended June 26, 2010 from $52.1 million in the quarter ended June 27, 2009 due primarily to reduced compensation amounts for fiscal 2010 and reduced legal and litigation expenses.

Net Interest Expense

Net interest expense for the three months ended June 26, 2010 increased $4.6 million or 88.4%, to $9.8 million from $5.2 million for the three months ended June 27, 2009. In March 2010, we issued $400 million of 8.25% 2018 Notes, tendered for our outstanding 9.125% 2013 Notes and paid the outstanding indebtedness under our senior term loan. As a result of this refinancing, our borrowing rate for the current quarter was 8.4% compared to 4.1% for the prior year quarter. Debt outstanding on June 26, 2010 was $400.3 million compared to $409.0 million as of June 27, 2009.

Other Income

Other income decreased $1.1 million for the quarter ended June 26, 2010 due primarily to foreign currency exchange gains in the prior year quarter.

Income Taxes

Our effective income tax rate was 37.0% for the quarter ended June 26, 2010 and 32.3% for the quarter ended June 27, 2009. Our 2009 tax expense rate was lower than our statutory rate due primarily to the realization of $1.7 million of research and development tax credits. The difference between the income tax rate for the current quarter and the statutory tax rate was the result of credit utilization.

Nine Months Ended June 26, 2010

Compared with Nine Months Ended June 27, 2009

Net Sales

Net sales for the nine months ended June 26, 2010 decreased $74.4 million, or 6.0%, to $1,176.7 million from $1,251.1 million for the nine months ended June 27, 2009. Our branded product sales decreased $87.9 million and sales of other manufacturers’ products increased $13.5 million.

Pet Products’ net sales declined $2.9 million, or 0.5%, to $626.6 million for the nine months ended June 26, 2010 from $629.5 million in the comparable fiscal 2009 period. Pet branded product sales decreased $3.8 million, due primarily to a decrease in sales of animal health products, and sales of other manufacturers’ products increased $0.9 million from the prior year period. The decrease in sales of animal health products was due primarily to a supply issue for a product-line, now expected to continue at a reduced level through our fiscal year end, and sales in the prior year period from a marketing license no longer held by us. Additionally, increased sales in our dog and cat category were offset by decreased sales of bird feed.

Garden Products’ net sales declined $71.5 million, or 11.5%, to $550.1 million for the nine months ended June 26, 2010 from $621.6 million in the comparable fiscal 2009 period. Garden branded product sales decreased $84.1 million, due primarily to approximately $24.9 million decrease in grass seed, a $19.5 million decrease in bird feed, and a $10.2 million decrease in garden chemicals and control products, partially offset by increased sales of other manufacturers’ products of $12.6 million compared to the prior year period. The sales decreases in grass seed and garden chemicals and control products were due primarily to price reductions as a result of lower commodity costs while bird feed was mainly impacted by volume reductions.

Gross Profit

Gross profit for the nine months ended June 26, 2010 increased $0.6 million, or 0.2%, to $411.7 million from $411.1 million for the nine months ended June 27, 2009. Gross profit as a percentage of net sales increased from 32.9% for the nine months ended June 27, 2009 to 35.0% for the nine months ended June 26, 2010. Gross profit as a percentage of net sales increased in both segments. The gross margin in Pet Products improved 170 basis points due primarily to lower raw material costs and some selective price increases. The gross margin in Garden Products improved 250 basis points due primarily to lower raw material costs and facility consolidation efficiency gains.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $7.0 million, or 2.3%, to $298.0 million for the nine months ended June 26, 2010 from $305.0 million for the nine months ended June 27, 2009. Selling, general and administrative expenses increased to 25.3% of net sales for the nine months ended June 26, 2010, compared to 24.4% in the comparable prior year period due to the decrease in net sales. The change in selling, general and administrative expenses, discussed further below, was due primarily to decreased warehouse and administrative expense.

Selling and delivery expense decreased $1.9 million, or 1.2%, from $154.8 million for the nine months ended June 27, 2009 to $152.9 million for the nine months ended June 26, 2010. The decreased expense was due primarily to lower payroll costs and reduced fuel and freight costs resulting from lower sales and from the shutdown of several distribution centers in fiscal 2009 as part of a strategic realignment of our distribution network.

Facilities expense for the nine months ended June 26, 2010 was $8.0 million, as compared with $8.3 million for the nine months ended June 27, 2009.

Warehouse and administrative expense decreased $4.8 million to $137.1 million for the nine months ended June 26, 2010 from $141.9 million for the nine months ended June 27, 2009. The decrease was due primarily to reduced employee incentive compensation expenses in fiscal 2010.

Net Interest Expense

Net interest expense for the nine months ended June 26, 2010 increased $7.3 million or 42.4%, to $24.5 million from $17.2 million for the nine months ended June 27, 2009. The increase was due to the expensing of unamortized deferred charges related to retired debt and increased borrowing rates on our outstanding debt. In March 2010, we issued $400 million of 8.25% 2018 Notes, tendered for our outstanding 9.125% 2013 Notes and paid the outstanding indebtedness under our senior secured term loan. In June 2010, we entered into an Amended and Restated Credit Agreement with respect to a five-year senior secured revolving credit facility. As a result of this refinancing activity, we incurred an additional $3.9 million in interest expense comprised primarily of the remaining unamortized deferred charges related to the retired debt and the premium paid for the tender and call on the 2013 Notes. Additionally, our borrowing rate for the nine months of fiscal 2010 was 6.2% compared to 4.4% for the prior fiscal nine months. Debt outstanding on June 26, 2010 was $400.3 million compared to $409.0 million as of June 27, 2009.

Other Income

Other income increased $0.3 million from $0.1 million for the nine months ended June 27, 2009 to $0.4 million for the nine months ended June 26, 2010. The increase was due primarily to increased earnings in the first fiscal quarter of 2010 from an investment accounted for under the equity method of accounting.

Income Taxes

Our effective income tax rate was 36.9% for the nine months ended June 26, 2010 and 33.2% for the nine months ended June 27, 2009. The lower effective income tax rate in the prior year period was the result of the realization of $1.7 million in research and development tax credits and a $1.1 million reduction in state valuation allowances.

Inflation

Our revenues and margins are dependent on various economic factors, including rates of inflation or deflation, energy costs, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. In fiscal 2007 and 2008, we were adversely impacted by rising input costs related to domestic inflation, particularly relating to grain and seed prices, fuel prices and the ingredients used in our garden fertilizer and chemicals, and many of our other input costs. The rising costs made it difficult for us to increase prices to our retail customers at a pace to enable us to return to historical margins. In fiscal 2009 our business has been negatively impacted by the downturn in the housing market and by declining consumer confidence, as well as other macro-economic factors. The macro-economic environment has not improved in fiscal 2010. While it is difficult to accurately measure the impact of inflation, we believe that the effects of inflation, if any, on our operations have not been material in fiscal 2010.

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

Net cash provided by operating activities decreased $42.0 million, from $133.4 million for the nine months ended June 27, 2009 to $91.4 million for the nine months ended June 26, 2010. The decrease in cash provided by operating activities was due to the lower working capital balances at fiscal year-end 2009 ($382.6 million) versus fiscal year-end 2008 ($476.8 million) as a result of our efforts to lower our working capital requirements. We reduced working capital by $49.4 million as of June 26, 2010 ($410.1 million) compared to June 27, 2009 ($459.5 million). The balance as of June 26, 2010 reflects our seasonal working capital increase from fiscal year end 2009, whereas the balance at June 27, 2009 does not reflect a seasonal increase due the high working capital balances at fiscal year end 2008. These changes in inventory and accounts receivable were partially offset by increases in accounts payable and accrued liabilities compared to the prior year.

Net cash used in investing activities increased $2.9 million from the nine months ended June 27, 2009 to approximately $15.6 million during the nine months ended June 26, 2010. The increase in cash used in investing activities was due to increases in capital expenditures in the current year as a result of the conversion of our legacy systems to an enterprise-wide information technology platform, partially offset by payments made with respect to acquired businesses in the prior year that were not made in the current year.

Net cash used by financing activities decreased $52.4 million, from $122.0 million for the nine months ended June 27, 2009, to $69.6 million for the nine months ended June 26, 2010. The decrease in cash used was due to higher net repayments of our long-term debt in the prior year, partially offset by the payment of financing costs associated with our issuance of $400 million of 8.25% senior subordinated notes and our new senior credit facility, as well increased repurchases of our common stock during the nine months ended June 26, 2010. For the nine month period ending June 26, 2010, we repurchased and retired 2.0 million shares of our voting common stock at an aggregate cost of approximately $19.6 million, or approximately $9.98 per share, and 2.8 million shares of our non-voting Class A common stock at an aggregate cost of approximately $27.0 million, or approximately $9.52 per share.

Senior Credit Facility

On June 25, 2010, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with respect to a five-year senior secured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $275 million. We have the option to increase the size of the Facility by an additional $200 million of incremental term loans and/or revolving loans should we exercise our option and one or more lenders are willing to make such increased amounts available to us. There was no outstanding balance at June 26, 2010 under the Credit Facility. There were $18.6 million of letters of credit outstanding. After giving effect to the financial covenants in the Credit Agreement, the remaining potential borrowing capacity was $256.4 million.

Interest on the Credit Facility is based, at our option, on a rate equal to the Alternate Base Rate (“ABR”), the greatest of the prime rate, the Federal Funds rate plus  1/2 of 1% or one month LIBOR plus 1%, plus a margin, which fluctuates from 1.5% to 2.5%, or LIBOR plus a margin, which fluctuates from 2.5% to 3.5% and commitment fees that range from 0.35% to 0.75%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of June 26, 2010, the applicable interest rate on the Credit Facility related to alternate base rate borrowings was 5.25%, and the applicable interest rate related to LIBOR rate borrowings was 3.35%.

The Credit Facility is guaranteed by our material subsidiaries and is secured by our assets, excluding real property but including substantially all of the capital stock of our subsidiaries. The Credit Agreement contains certain financial and other covenants which require us to maintain minimum levels of interest coverage and maximum levels of senior debt to EBITDA and that restrict our ability to repurchase our stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Credit Facility. Under the terms of our Credit Facility, we may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount initially not to exceed $200 million over the life of the Credit Facility, subject to qualifications and baskets as defined in the Credit Agreement. Apart from the covenants limiting restricted payments and capital expenditures, the Credit Facility does not restrict the use of retained earnings or net income. We were in compliance with all financial covenants as of June 26, 2010.

We incurred approximately $2.9 million of costs in conjunction with this transaction, which included banking fees and legal expenses. These costs will be amortized over the term of the Credit Facility.

Senior Subordinated Notes and Debt Refinancing

On March 8, 2010, we issued $400 million aggregate principal amount of 8.25% senior subordinated notes due March 1, 2018 (the “2018 Notes”). We used the proceeds together with available cash to purchase our outstanding $135.3 million aggregate principal amount of 9.125% senior subordinated notes due February 1, 2013 (the “2013 Notes”), including accrued interest, to repay the $267.1 million outstanding under our senior term loan maturing February 2012 and pay fees and expenses related to the offering. We received tenders and consents from the holders of $135.3 million of our 2013 Notes, including $12.8 million held in escrow for our benefit, which was previously recorded as a reduction of debt for accounting purposes against the 2013 Notes. The remaining $14.7 million of 2013 Notes were redeemed on April 21, 2010.

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

The estimated fair value of our $400 million 2018 Notes as of June 26, 2010 was approximately $398.0 million. The estimated fair value is based on quoted market prices for these notes.

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

At June 26, 2010, our total debt outstanding was $400.3 million versus $409.0 million at June 27, 2009 and cash balances for the same periods were $91.6 million and $25.4 million, respectively.

During the nine months ended June 26, 2010, we repurchased and retired 2.0 million shares of our voting common stock at an aggregate cost of approximately $19.6 million, or approximately $9.98 per share, and 2.8 million shares of our non-voting Class A common stock at an aggregate cost of approximately $27.0 million, or approximately $9.52 per share. In 2005, our Board of Directors authorized the repurchase of up to a total of $100 million of our common stock, of which approximately $99.7 million has been repurchased to date. On July 15, 2010, our Board of Directors authorized a new $100 million share repurchase program. We expect to continue our repurchases from time to time depending on market conditions.

We believe that cash flows from operating activities, funds available under our Credit Facility and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $30 million for fiscal 2010, which are related primarily to replacements and upgrades to plant and equipment and investment in our implementation of a scalable enterprise-wide information technology platform. We are investing in this information technology platform to improve existing operations, to support future growth, and enable us to take advantage of new applications and technologies. We have invested approximately $42 million from fiscal 2005 through fiscal 2009 in this initiative and plan to invest up to an additional $10 million in fiscal 2010 for planned implementations. Capital expenditures for 2011 and beyond will depend upon the pace of conversion of those remaining legacy systems. This initiative, when complete, will combine our numerous information systems into one enterprise system which should create greater efficiency and effectiveness.

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

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 26, 2009, except for our issuance of $400 million 2018 Notes, our tender of our outstanding fixed rate 2013 Notes, the retirement of our variable rate senior term loan and the amendment and restatement of our revolving credit facility.

The table below presents our significant contractual cash obligations related to our long term debt by fiscal year:

(in millions) Contractual Obligations	Q4 Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Thereafter	Total
Long-term debt, including current maturities (1)	$—	$0.2	$—	$0.1	$—	$400.0	$400.3
Interest payment obligations (2)	8.6	34.4	34.4	34.4	34.4	114.1	260.3

Total	$8.6	$34.6	$34.4	$34.5	$34.4	$514.1	$660.6

(1)	Excludes $18.6 million of outstanding letters of credit related to normal business transactions. See Note 6 to the consolidated financial statements for further discussion of long-term debt.
(2)	Estimated interest payments to be made on our long-term debt including commitment fees. Interest rates used to determine commitment fees on revolving debt are based on our estimates of future fees as of June 26, 2010. See Note 6 to the consolidated financial statements for description of interest rate terms.

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

We believe there has been no material change in our exposure to market risk from that discussed in our fiscal 2009 Annual Report filed on Form 10-K except for our issuance of $400 million 2018 Notes, our tender of our outstanding fixed rate 2013 Notes, the retirement of our variable rate senior term loan and the amendment and restatement of our revolving credit facility.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of June 26, 2010.

(b) Changes in Internal Control Over Financial Reporting. Central’s management, with the participation of Central’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Central’s internal control over financial reporting occurred during the third quarter of fiscal 2010. Based on that evaluation, management concluded that there has been no change in Central’s internal control over financial reporting during the third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, Central’s internal control over financial reporting.

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

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended June 26, 2010 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
March 28, 2010 – May 1, 2010	22,787	(2)	$10.11	—	$10,962,000
May 2, 2010 – May 29, 2010	454,812	(3)	$9.48	448,728	$6,711,000
May 30, 2010 – June 26, 2010	679,556	(4)	$9.39	678,236	$345,000

Total	1,157,155		$9.44	1,126,964	$345,000

(1)	In December 2005, the Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. On July 15, 2010, the Board of Directors authorized a new $100 million share repurchase program.
(2)	The shares purchased during the period indicated represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.
(3)	Includes 6,084 shares purchased during the period indicated that represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.
(4)	Includes 1,320 shares purchased during the period indicated that represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Reserved

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

10.1	Amended and Restated Credit Agreement dated as of June 25, 2010 among Central Garden & Pet Company, certain of the Company’s subsidiaries, JPMorgan Chase Bank, National Association, as Administrative Agent, Sun Trust Bank, as Syndication Agent and certain other lenders (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed June 25, 2010).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: August 5, 2010

/s/	WILLIAM E. BROWN
William E. Brown
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/	STUART W. BOOTH
Stuart W. Booth
Chief Financial Officer (Principal Financial Officer)