Form 10-K
period 2010-09-25
CENTRAL GARDEN & PET CO
filed 2010-11-19
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At March 27, 2010, the aggregate market value of the registrant’s Common Stock, Class A Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $155.8 million, $391.9 million and $64,000, respectively.

At October 31, 2010, the number of shares outstanding of the registrant’s Common Stock was 16,265,492 and the number of shares of Class A Common Stock was 43,759,780. In addition, on such date, the registrant had outstanding 1,652,262 shares of its Class B Stock, which are convertible into Common Stock on a share-for-share basis.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders – Part III of this Form 10-K.

Central Garden & Pet Company

Index to Annual Report on Form 10-K

For the fiscal year ended September 25, 2010

i

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-K are set forth in this Form 10-K, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	seasonality and fluctuations in our operating results and cash flow;

•	fluctuations in market prices for seeds and grains;

•	declines in consumer spending during economic downturns;

•	inflation, deflation and other adverse macro-economic conditions;

•	supply shortages in small animals and pet birds;

•	adverse weather conditions;

•	fluctuations in energy prices, fuel and related petrochemical costs;

•	access to and cost of additional capital

•	dependence on a few customers for a significant portion of our business;

•	consolidation trends in the retail industry;

•	uncertainty about new product innovations and marketing programs;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	dependence upon our key executive officers;

•	implementation of a new enterprise resource planning information technology system;

•	potential environmental liabilities;

•	risk associated with international sourcing;

•	litigation and product liability claims;

•	the voting power associated with our Class B stock; and

•	potential dilution from issuance of authorized shares.

ii

MARKET, RANKING AND OTHER DATA

The data included in this Form 10-K regarding markets and ranking, including the size of certain markets and our position and the position of our competitors and products within these markets, are based on both independent industry publications, including Packaged Facts, Lawn & Garden Products in the U.S. 2009; Mintel, Pet Food and Supplies 2009; Packaged Facts, Pet Food in the U.S., 2009; American Pet Products Association (APPA) National Pet Owners Survey 2009-2010 and our estimates based on management’s knowledge and experience in the markets in which we operate. Our estimates have been based on information provided by customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. We believe these estimates to be accurate as of the date of this Form 10-K. However, this information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. As a result, you should be aware that market, ranking and other similar data included in this Form 10-K, and estimates and beliefs based on that data, may not be reliable.

iii

PART I

Item 1. Business

BUSINESS

Our Company

Central Garden & Pet Company (“Central”) is a leading innovator, marketer and producer of quality branded products. We are one of the largest suppliers in the pet and lawn and garden supplies industries in the United States. The total pet industry is estimated to be approximately $28 billion in annual retail sales. We estimate the annual retail sales of the pet supplies and ultra-premium pet food markets in the categories in which we participate to be approximately $17 billion. As of 2010, the total lawn and garden industry in the United States is estimated to be approximately $24 billion in annual retail sales. We estimate the annual retail sales of the lawn and garden supplies markets in the categories in which we participate to be approximately $6 billion.

Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, ultra-premium dog and cat food and treats, leashes, collars, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under a number of brand names including Adams™, Altosid, Aqueon®, Avoderm®, BioSpot®, Coralife®, Farnam®, Four Paws®, Interpet, Kaytee®, Kent Marine®, Nylabone®, Oceanic Systems®, Pet Select®, Pre-Strike®, Pinnacle®, Super Pet®, TFH®, Zilla® and Zodiac®.

Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, ant and other herbicide, insecticide and pesticide products; and decorative outdoor lifestyle and lighting products including pottery, trellises and other wood products and holiday lighting. These products are sold under a number of brand names including AMDRO®, GKI/Bethlehem Lighting®, Grant’s™, Ironite®, Lilly Miller®, Matthews Four Seasons™, New England Pottery®, Norcal Pottery®, Pennington®, Over’n Out®, Sevin®, Smart Seed® and The Rebels®.

In fiscal 2010, our consolidated net sales were $1.5 billion, of which our lawn and garden segment, or Garden Products, accounted for approximately $683.1 million and our pet segment, or Pet Products, accounted for approximately $840.5 million. In fiscal 2010, our income from operations was $109.1 million, of which Garden Products accounted for $53.0 million and Pet Products accounted for $97.9 million, before corporate expenses and eliminations of $41.8 million. See Note 17 to our consolidated financial statements for financial information about our two operating segments.

We were incorporated in Delaware in June 1992 and are the successor to a California corporation that was incorporated in 1955. Our executive offices are located at 1340 Treat Boulevard, Suite 600, Walnut Creek, California 94597, and our telephone number is (925) 948-4000. Our website is www.central.com. The information on our website is not incorporated by reference in this annual report.

Recent Developments

Fiscal 2010 Operating Performance. Although we continued to improve our operations by lowering expenses and improving gross margins, we were impacted by decreased revenues.

Financial summary:

•	Net sales for fiscal 2010 decreased $91 million, or 5.6%, to $1.5 billion.

•	Net earnings for fiscal 2010 were $45.8 million, or $0.70 per share on a diluted basis.

•	Gross margin increased 110 basis points in fiscal 2010 to 33.8%.

•	Selling, general & administrative expenses decreased $7 million, or 1.8%, to $394 million in fiscal 2010.

•

During fiscal 2010, we recognized a non-cash $12.0 million impairment charge on an indefinite-lived intangible asset in Pet Products, reflecting the continuing challenging economic environment and the deterioration of the market since the intangible asset’s acquisition in 2006.

•	We generated cash flows from operating activities of approximately $135 million during fiscal 2010 and have a cash balance of approximately $91 million at September 25, 2010.

•

We refinanced our long-term debt by issuing $400 million 8.25% senior subordinated notes due 2018, retiring the $150 million 9.125% senior subordinated notes due 2013 (the “2013 Notes”) and entering into a new five-year senior secured revolving credit facility.

Senior Credit Facility – On June 25, 2010, we entered into an Amended and Restated Credit Agreement with respect to a five-year senior secured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $275 million. We have the option to increase the size of the Credit Facility by an additional $200 million of incremental term loans and/or revolving loans should we exercise our option and one or more lenders are willing to make such increased amounts available to us.

Senior Subordinated Notes – In March 2010, we issued $400 million aggregate principal amount of 8.25% senior subordinated notes due March 1, 2018 (the “2018 Notes”). The 2018 Notes are unconditionally guaranteed on a senior subordinated basis by each of our existing and future domestic restricted subsidiaries with certain exceptions. We used the net proceeds from the offering, together with available cash, to purchase our outstanding 2013 Notes, pay the outstanding $267.1 million indebtedness under our senior term loan, and pay fees and expenses related to the offering. As a result of our issuance of the $400 million 2018 Notes, we expect our annual interest expense to be at least $34 million.

Repurchase of Company Stock – During fiscal 2010, we repurchased $65.8 million of our common stock which consisted of 2.5 million shares of our voting common stock (CENT) at an aggregate cost of approximately $25.0 million, or approximately $9.90 per share and 4.3 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $40.8 million, or approximately $9.54 per share. On July 15, 2010, our Board of Directors authorized a new $100 million share repurchase program, under which approximately $81 million is available for repurchases in fiscal 2011 and thereafter.

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

•

Innovative New Products. We have developed a reputation for introducing innovative and high quality products. We continuously seek to introduce new products at a reasonable cost, both as complementary extensions of existing product lines and as new product categories. We have received approximately 22 industry awards for our new pet products in the last three years.

•

Strong Relationships with Retailers. We have developed strong relationships with major and independent retailers through product innovation, premium brand names, broad product offerings, proprietary sales and logistics capabilities and a high level of customer service. Major retailers value the efficiency of dealing with suppliers with national scope and strong brands. These strengths have made us one of the largest pet supplies vendors to PETsMART, PETCO and Wal*Mart and among the largest lawn and garden supplies vendors to Wal*Mart, Home Depot and Lowe’s. Our ability to service large retailers, to meet their unique needs for packaging and point of sale displays and to offer new innovative products provides us with a competitive advantage. Independent retailers value our high level of customer service and broad array of premium branded products. We are a leading supplier to independent pet supplies retailers in the United States.

•

Favorable Long-Term Industry Characteristics. The pet and lawn and garden supplies markets in the U.S. have grown and are expected to continue to grow over the long-term due to favorable demographic and leisure trends. The key demographics bolstering our markets are the growth rates in the number of children under 18 and the number of adults over age 55. Households with children tend to own more pets, and adults over 55 are more likely to be “empty nesters” who keep pets as companions and have more disposable income and leisure time available for both pets and garden activities. According to the 2009-2010 APPA National Pet Owners Survey, the number of U.S. pet owners in recent years has reached record highs, with 71 million households, or 62%, owning a pet.

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

•

Experienced and Incentivized Management Team. Our senior management team has significant experience in the pet and lawn and garden supplies industries. William E. Brown, our Chairman and Chief Executive Officer, has over 30 years of industry experience. Mr. Brown also owns approximately 10% of our outstanding stock.

Business Strategy

Our objective is to increase market share, revenue, cash flow and profitability by enhancing our position as one of the leading companies in the U.S. pet supplies industry and lawn and garden supplies industry. To achieve our objective, we plan to capitalize on our strengths and the favorable industry trends by implementing the following key elements of our business strategy:

•

Build Existing Brands. With our broad product assortment, strong brand names, strong sell-through and innovative products and packaging, we believe we can further strengthen our relationships with existing retailers to increase shelf space and sales. We believe that the strength of our major customers provides us with a solid foundation for future growth. We intend to gain market share in the home centers, mass market, grocery, specialty pet store and independent channels. We intend to add new retailers through marketing and sales personnel dedicated to these channels, as well as our innovative product introductions and packaging. We will continue to focus on using our sales and logistics network to emphasize sales of our higher margin, proprietary brands and to use efficient supply chain capabilities that enable us to provide retailers with high service levels and consistent in-stock positions.

•

Continue New Product and Packaging Innovation. We will continue to build and leverage the strength of our leading brand names by introducing innovative new products and packaging, extending existing product lines and entering new product categories. Our product strategy seeks to capitalize on fulfilling consumer needs, our strong brand names, established customer relationships and history of product innovation. We have also made investments in our corporate sales and marketing infrastructure in the areas of product development, category management and key account sales support.

•

Improve Margins. We believe there are opportunities to improve our gross and operating margins through increased sales of our higher margin, innovative branded products, targeted price increases and cost reductions and leveraging of our existing infrastructure. Since fiscal 2004, we have continued to consolidate our sales and logistics centers, made capital improvements and consolidated some of our manufacturing facilities to reduce costs and improve manufacturing efficiencies. As a result of our initiatives, gross margins have increased from 30.3% in fiscal 2004 to 33.8% in fiscal 2010.

•

Pursue Strategic Acquisitions. We plan to continue to make selected strategic acquisitions of branded product companies that complement our existing brands and product offerings. Management has substantial experience in acquiring branded products companies. By leveraging our marketing, manufacturing and sales and logistics capabilities, we believe we can increase the sales and improve the operating efficiencies of acquired companies. We look for companies with the potential to have the top one or two brands in their respective categories. The characteristics we generally seek when evaluating target companies are strong brand names, high quality and innovative product offerings, an experienced management team and a history of organic earnings growth.

•

Reduce Our Investment In Working Capital. We believe there are opportunities to continue to reduce our investment in working capital by focusing on specific balance sheet metrics. In fiscal 2009, each balance sheet metric improved substantially as we reduced inventory, collected receivables more efficiently and managed payables more effectively. As a result of our continued focus on working capital in 2010, our working capital accounts stabilized.

Products – General

The following table indicates each class of similar products which represented more than 10% of our consolidated net sales in the fiscal years presented (in millions).

Category	2010	2009	2008
Pet supplies (excluding bird feed)	$766.5	$756.8	$819.2
Garden chemicals and control products	255.5	270.5	247.6
Other garden supplies	196.0	211.8	232.6
Bird feed	168.9	200.7	199.7
Grass seed	136.7	174.5	206.3

Total	$1,523.6	$1,614.3	$1,705.4

Pet Products Business

Overview

We are one of the leading marketers and producers of premium branded pet supplies in the United States. We believe that most of our brands are the number one or two brands in their respective U.S. market categories. In addition, Pet Products operates the largest sales and logistics network in the industry, which strategically supports its brands. In fiscal 2010, Pet Products accounted for $840.5 million of our consolidated net sales and $97.9 million of our consolidated income from operations before corporate expenses and eliminations.

Industry Background

According to the 2009-2010 APPA National Pet Owners Survey, U.S. pet ownership is at its highest level, with 71 million households, or 62%, owning a pet. During the past decade, the number of pet-owning households increased 12%.

The pet industry includes live animals, food, supplies, veterinarian care and services. We operate primarily in the pet supplies segment of the industry. This segment includes: products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, leashes, collars, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners and supplements, and information and knowledge resources; and products for horses and livestock. According to Mintel, U.S. retail sales of pet food and supplies in 2011 are expected to reach $29 billion, from $27 billion in 2008. Mintel also estimates that retail sales of pet supplies will reach $12.1 billion by 2014. We also operate in the ultra-premium category of dog and cat food and treats. Mintel estimates the total pet food market to be $18 billion in 2011. Packaged Facts asserts the pet food market is experiencing an “upscale thrust,” featuring products that are natural, functional and address specific dietary needs of animals, primarily dogs and cats. We estimate the current applicable market opportunity for our high-end, ultra-premium dog and cat food and treats to be approximately $6.3 billion.

We believe this growth is due in significant part to favorable demographic and leisure trends, which we expect to continue, albeit potentially at a slower rate due to recessionary pressures in the broader U.S. economy. The key demographics bolstering the U.S. pet supplies market are the growth rates in the number of children under 18 and the number of adults over age 55. According to U.S. census data, 42% of the population will be 45 years or older by 2015. Households with children tend to own more pets, and adults over 55 are more likely to be “empty nesters” who keep pets as companions and have more disposable income and leisure time available for pets. In addition, many pet supplies products (e.g., dog and cat food, dog chews, bird food, grooming supplies, pest control, etc.) are routinely consumed and replenished.

The U.S. pet supplies market is highly fragmented with over 1,200 manufacturers, consisting primarily of small companies with limited product lines. The majority of these manufacturers do not have a captive sales and logistics network and must rely on us or other independent distributors to supply their products to regional pet specialty chains and independent retailers. According to Mintel, pet supplies sales are up 25 percent over the last five years, indicating the important place pets hold in American households. Consumers are treating their pets like members of their family and buying more high quality items, rather than just the necessities.

The pet food and supplies industry retail channel also remains fragmented, with approximately 8,000 independent pet supply stores in the United States and only two national specialty retailers, PETsMART and PETCO. These two “pet superstores” have grown rapidly, and pet products have also become a growing category in mass merchandisers, discounters and grocery outlets. PETsMART and PETCO typically offer the broadest product selection with competitive prices and a growing array of pet services. Mass merchandisers, supermarkets and discounters have historically carried a limited product assortment that features primarily pet food, but we believe these retailers are devoting more shelf space to meet increased consumer demand for premium pet supplies. Independent pet stores typically have a relatively broad product selection and attempt to differentiate themselves by offering premier brands and knowledgeable service. According to Mintel, over the past five years these independent retailers have been increasing their sales and outselling typical supermarket channels.

Proprietary Branded Pet Products

Our principal pet supplies categories are dog & cat, aquatics, bird & small animal/specialty pet food and animal health and nutrition products.

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

Aquatics. We are a leading supplier of aquariums and related fixtures and furniture, water conditioners and supplements, sophisticated lighting systems and accessories featuring the brands Aqueon, Zilla, Oceanic Systems, Kent Marine, Coralife and Blagdon.

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

Animal Health. We are a leading marketer and producer of flea, tick, mosquito and other insect control products produced by Wellmark International and sold primarily under the Zodiac, Altosid, Pre Strike and Extinguish® brand names. Wellmark is the only domestic producer of (S)-Methoprene, which is an active ingredient to control mosquitoes, fleas, ticks, ants and mites in many professional and consumer insect control applications. We also sell (S)-Methoprene to manufacturers of other insect control products, including Frontline Plus. In addition, through our Farnam operations, we are a leading manufacturer and marketer of innovative health care products for horses, household pets and livestock. Farnam’s portfolio of industry leading brands includes the Farnam umbrella brand, Equicare®, ComboCare™, IverCare®, Bronco®, Super Mask® and Repel-X® for horses, D-Worm™, BioSpot® and Scratchex® for household pets, and Adams™ and Bite Free™ insect controls for home and yard care.

Sales and Logistics Network

Our domestic sales and logistics network, consisting of nine facilities, exists primarily to promote our proprietary brands and provides value-added service to over 4,200 independent specialty retail stores for our branded products. This includes acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick response to changing customer and retailer preferences, rapid deployment and feedback for new products and immediate exposure for acquired brands. The network also sells many other manufacturers’ brands of pet supplies and combines these products with our branded products into single shipments enabling our independent customers to deal with us on a cost effective basis to meet their pet supplies requirements. We also operate one sales and logistics facility in the United Kingdom.

Sales and Marketing

Our sales strategy is multi-tiered and designed to capture maximum market share with retailers. Our customers include retailers, such as regional and national specialty pet stores, independent pet retailers, mass merchants and grocery stores, and professionals, such as manufacturers of insect control products, veterinarians, municipalities, farmers and other economic animal buyers. PETsMART accounted for approximately 11% of Pet Products’ net sales in fiscal 2010 and 10% in each of fiscal 2009 and 2008. PETCO is also a significant customer.

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

Manufacturing

Pet Products currently manufactures the majority of its branded products in 16 manufacturing facilities, located primarily in the United States. In addition, certain of our proprietary branded products are manufactured by contract manufacturers. We have entered into an exclusive arrangement with a third party to manufacture (S)-Methoprene, the active ingredient in our flea and tick control products.

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

The principal raw materials required for Kaytee’s bird feed manufacturing operations are bulk commodity grains, including millet, milo and sunflower seeds, which are generally purchased from large national commodity companies and local grain cooperatives. In order to ensure an adequate supply of grains to satisfy expected production volume, Kaytee enters into contracts to purchase a portion of its expected grain and seed requirements at future dates by fixing the quantity, and often the price, at the commitment date. Although we have never experienced a severe interruption of supply, we are exposed to price risk with respect to the portion of our supply which is not covered by contracts with a fixed price. In fiscal 2010 and 2009, grain costs declined due primarily to deflationary pressures impacting the broader economy. Our weighted average cost per pound declined 19% compared to fiscal 2009. In fiscal 2009, our weighted average cost per pound declined 13% compared to fiscal 2008 but remained 20% above fiscal 2007 levels. In fiscal 2008, our weighted average cost per pound increased 39% compared to fiscal 2007. In fiscal 2007 and 2008, we were adversely impacted by extraordinary increases in grain costs related primarily to our wild bird feed operations. The primary cause for the higher grain costs in fiscal 2008 was the inflationary pressure resulting from the macro-economic environment. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

Competition

The pet supplies industry is highly competitive and has experienced considerable consolidation in the last five years. Our branded pet products compete against national and regional branded products and private label products produced by various suppliers. Our largest competitors in most product categories are Spectrum Brands and Hartz Mountain. Pet Products competes primarily on the basis of brand recognition, innovation, upscale packaging, quality and service. Pet Products’ sales and logistics operations compete with a number of smaller local and regional distributors, with competition based on product selection, price, value-added services and personal relationships.

Garden Products Business

Overview

We are a leading company in the consumer lawn and garden market in the United States and offer both premium and value-oriented branded products. We market and produce a broad array of premium brands, including Pennington, The Rebels, AMDRO, Grant’s, Lilly Miller, Ironite, Sevin, Over’n Out, Norcal Pottery, New England Pottery, GKI/Bethlehem Lighting and Matthews Four Seasons. We also produce value brands at lower prices, including some Wal*Mart private label brands. In addition, Garden Products operates a sales and logistics network that strategically supports its brands. In fiscal 2010, Garden Products accounted for $683.1 million of our consolidated net sales and $53.0 million of our consolidated income from operations before corporate expenses and eliminations.

Industry Background

We believe that gardening is one of the most popular leisure activities in the United States, although in recent years our garden segment has been adversely impacted by the global recessionary economic environment. Packaged Facts asserts that the economy has brought more homeowners into their yards. The key demographic bolstering our lawn and garden market is the growth rate in the number of adults over age 55, who are more likely to be “empty nesters” and have more disposable income and leisure time available for garden activities. As the baby boom generation ages, this segment is expected to grow faster than the total population. According to U.S. census data, 42% of the population will be 45 years or older in 2015. We believe that this demographic should increase the number of lawn and garden product users. With more people gardening in their yards and the potential trends of food gardening and organic gardening, we perceive this market as staying intact and showing slow positive growth. We estimate the retail sales of the lawn and garden supplies industry in the categories in which we participate to be approximately $6.2 billion. We believe that the industry will continue to grow, albeit potentially at a slower rate in the near term due to recessionary pressures in the broader U.S. economy.

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

Grass Seed. We are a leading marketer and producer of numerous mixtures and blends of cool and warm season turf grass for both the residential and professional markets, as well as forage and wild game seed mixtures. We sell these products under the Pennington Seed, Pennington, Penkoted®, Max-Q®, ProSelect™, Tournament QualityCM, MasterTurf®, The Rebels and Smart Seed® brand names. We also produce private label brands of grass seed, including Wal*Mart’s private label grass seed. The Pennington grass seed manufacturing facilities are some of the largest and most modern seed conditioning facilities in the industry. In fiscal 2008, Pennington Seed launched Smart Seed, a drought-tolerant grass seed product that develops strong, deep root systems and requires up to 30% less water compared to ordinary grass seed.

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

Sales and Logistics Network

Our sales and logistics network, consisting of 17 facilities, exists primarily to promote our proprietary brands and provides us with key access to retail stores for our branded products, acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick responses to changing customer and retailer preferences, rapid deployment and feedback for new products, immediate exposure for acquired brands and comprehensive and strategic information. The network also sells other manufacturers’ brands of lawn and garden supplies and combines these products with our branded products into single shipments enabling our customers to deal with us on a cost-effective basis to meet their lawn and garden supplies requirements.

Sales and Marketing

The marketing strategy for our premium products is focused on meeting consumer needs through product performance, innovation, quality, upscale packaging and retail shelf placement. The marketing strategy for our value products is focused on promotion of the quality and efficacy of our value brands at a lower cost relative to premium brands. Our customers include retailers, such as mass merchants, home improvement centers, independent lawn and garden nurseries, drug and grocery stores, and professional end users. Sales to Wal*Mart represented approximately 31%, 32% and 30%, sales to Home Depot represented approximately 18%, 14% and 12%, and sales to Lowe’s represented approximately 22%, 22% and 18% of Garden Products’ net sales in fiscal 2010, 2009 and 2008, respectively.

To maximize our product placement and visibility in retail stores, we market our products through the following four complementary strategies:

•	dedicated sales forces for each of our brand groups;

•	our sales and logistics network, which includes sales and merchandising personnel to service independent retailers on a weekly basis, especially during the prime spring and summer seasons;

•	dedicated account managers and sales teams service several of our largest customers; and

•	independent distributors who sell our brands.

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

Purchasing

Most of the raw materials purchased by Garden Products are acquired from a number of different suppliers. The key ingredients in our fertilizer and insect and weed control products are commodity and specialty chemicals including phosphates, urea, potash, herbicides, insecticides and fungicides. Garden Products obtains grass seed from various sources. The principal raw materials required for Pennington’s wild bird feed manufacturing operations are bulk commodity grains, including millet, milo and sunflower seeds, which are generally purchased from large national commodity companies and local grain cooperatives. Garden Products obtains its raw materials from various sources, which it presently considers to be adequate. No one source is considered to be essential to Garden Products. In order to ensure an adequate supply of seed to satisfy expected production volume, Pennington enters into contracts in advance to purchase a portion of its grass seed requirements at future dates by fixing the quantity, and often the price, at the commitment date. Although we have never experienced a severe interruption of supply, we are exposed to price risk with respect to the portion of our supply which is not covered by contracts with a fixed price. In fiscal 2010 and 2009, grain costs declined due primarily to deflationary pressures impacting the broader economy. Our weighted average cost per pound declined 19% compared to fiscal 2009. In fiscal 2009, our weighted average cost per pound declined 13% compared to fiscal 2008 but remained 20% above fiscal 2007 levels. In fiscal 2008, our weighted average cost per pound increased 39% compared to fiscal 2007. In fiscal 2007 and fiscal 2008, we were adversely impacted by extraordinary increases in grain costs related primarily to our wild bird feed operations. The primary cause for the higher grain costs in fiscal 2008 was the inflationary pressure resulting from the macro-economic environment. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

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

Significant Customers

Wal*Mart, our largest customer, represented approximately 17% of our total company net sales in fiscal 2010, 18% in fiscal 2009 and 17% in fiscal 2008, and represented approximately 31% of Garden Products’ net sales in fiscal 2010, 32% in fiscal 2009 and 30% in fiscal 2008. Sales to Home Depot represented approximately 18% of Garden Products’ net sales in fiscal 2010, 14% in fiscal 2009 and 12% in fiscal 2008. Sales to Lowe’s represented approximately 10% of our total company net sales in fiscal 2010 and 11% in fiscal 2009, and represented approximately 22% of Garden Products’ net sales in fiscal 2010, 22% in fiscal 2009 and 18% in fiscal 2008. PETsMART represented approximately 11% of Pet Products’ net sales in fiscal 2010, and approximately 10% in fiscal 2009 and fiscal 2008. PETCO is also a significant customer.

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

Employees

As of September 25, 2010, we had approximately 4,300 employees of which approximately 3,900 were full-time employees and 400 were temporary or part-time employees. We also hire substantial numbers of additional temporary employees for the peak lawn and garden shipping season of February through June to meet the increased demand experienced during the spring and summer months. The majority of our temporary employees are paid on an hourly basis. Except for approximately 33 employees at a Kaytee facility in Rialto, California, none of our employees are represented by a labor union. We consider our relationships with our employees to be good.

Environmental and Regulatory Considerations

Many of the products that we manufacture or distribute are subject to local, state, federal and foreign laws and regulations relating to environmental matters. Such regulations are often complex and are subject to change. In the United States, all pesticides must be registered with the United States Environmental Protection Agency (the “EPA”), in addition to individual state and/or foreign agency registrations, before they can be sold. All fertilizer products are also subject to state Department of Agriculture registration and foreign labeling regulations. Grass seed is also subject to state, federal and foreign labeling regulations.

The Food Quality Protection Act (FQPA), establishes a standard for food-use pesticides, which is a reasonable certainty that no harm will result from the cumulative effect of pesticide exposures. Under this Act, the EPA is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in our products, which are also used on foods, will be evaluated by the EPA as part of this non-dietary exposure risk assessment.

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

Executive Officers

The following table sets forth the name, age and position of our executive officers as of October 31, 2010.

Name	Age	Position
William E. Brown	69	Chairman of the Board and Chief Executive Officer

Stuart W. Booth	59	Senior Vice President, Chief Financial Officer and Secretary

Glen R. Fleischer	56	President – Pet Products

Michael A. Reed	63	Executive Vice President

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

Stuart W. Booth. Mr. Booth returned to the Company in January 2010 and has served since then as our Senior Vice President, Chief Financial Officer and Secretary. Mr. Booth previously served as our Executive Vice President from October 2005 and Chief Financial Officer and Secretary from January 2002 until September 2009. From January 2001 to October 2001, he was Chief Financial Officer of Respond TV, an interactive television infrastructure and services company. From June 1998 until January 2001, Mr. Booth was the Principal Vice President and Treasurer of Bechtel Group, Inc., an international engineering and construction company, where he was responsible for global bank relationships and financial operations including credit, cash management and foreign exchange operations. Prior to working at Bechtel, Mr. Booth was the Senior Vice President, Finance and Development with PG&E Enterprises, the first non-regulated business unit of Pacific Gas and Electric Company.

Glen R. Fleischer. Mr. Fleischer has been our President – Pet Products division since January 2009. Prior to joining Central, Mr. Fleischer was with Kraft Foods/ Nabisco, Inc. serving as the Vice President Business Development, Snacks and Cereals from 2004 to 2008, as its Vice President, Marketing, Confections from 2003 through 2004, as its Vice President, Marketing for the Biscuit Division from 2001 through 2003 and Vice President and Managing Director of Grocery Products from 1996 through 2001. Prior to joining Kraft/Nabisco, Mr. Fleischer held general management and marketing positions with Kimberly-Clark Corporation and The Procter & Gamble Company.

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

Available Information

Our web site is www.central.com. We make available free of charge, on or through our web site, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing or furnishing such reports with the Securities and Exchange Commission. Information contained on our web site is not part of this report.

Item 1A. Risk Factors.

This Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of factors both in and out of our control, including the risks faced by us described below and elsewhere in this Form 10-K.

You should carefully consider the risks described below. In addition, the risks described below are not the only ones facing us. We have only described the risks we consider to be material. However, there may be additional risks that are viewed by us as not material at the present time or are not presently known to us. Conditions could change in the future, or new information may come to our attention that could impact our assessment of these risks.

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

We expect to continue to experience variability in our net sales, net income and cash flow on a quarterly basis. Factors that may contribute to this variability include:

•	fluctuations in prices of commodity grains and other input costs;

•	adverse weather conditions during peak gardening seasons and seasonality;

•	shifts in demand for lawn and garden products;

•	shifts in demand for pet products;

•	changes in product mix, service levels, marketing and pricing by us and our competitors;

•	the effect of acquisitions, including the costs of acquisitions that are not completed; and

•	economic stability of and strength of our relationship with retailers.

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

From the fourth quarter of fiscal 2006 to fiscal 2008, prices for some of our key crops increased substantially. In fiscal 2010 and fiscal 2009, grain costs declined due primarily to deflationary pressures impacting the broader economy. In fiscal 2010, our weighted average cost per pound declined 19% compared to fiscal 2009. In fiscal 2009, our weighted average cost per pound declined 13% compared to fiscal 2008 but remained 20% above fiscal 2007 levels. We can provide no assurance as to the timing or extent of our ability to implement additional price adjustments in the context of rising costs or in the event of increased costs in the future. Similarly, we can provide no assurance of our ability to retain pricing with our retailers in the context of declining costs. We also cannot predict to what extent price increases may negatively affect our sales volume.

A decline in consumers’ discretionary spending or a change in consumer preferences could reduce our sales and harm our business.

Our sales ultimately depend on consumer discretionary spending, which is influenced by factors beyond our control, including general economic conditions, the availability of discretionary income and credit, weather, consumer confidence and unemployment levels. For fiscal 2010 and fiscal 2009, we experienced declines in sales as the result of the economic downturn. Any material decline in the amount of consumer discretionary spending could reduce our sales and harm our business. Since substantially all of our sales are in the United States, a declining U.S. economy may have a greater impact on us than on our competitors, some of which have a larger percentage of international sales. These economic and market conditions, combined with continuing difficulties in the credit markets and the resulting pressures on liquidity, may also place a number of our key retail customers under financial stress, which would increase our credit risk and potential bad debt exposure.

The success of our business also depends in part on our ability to identify and respond to evolving trends in demographics and consumer preferences. For example, from fiscal 2006 through fiscal 2009, the demand for aquatics products declined significantly. In fiscal 2010, the demand for aquatic products stabilized, while the demand for wild bird feed declined. Our failure to timely identify or effectively respond to changing consumer tastes, preferences, spending patterns and lawn and garden and pet care needs could adversely affect the demand for our products and our profitability.

Inflation, deflation, economic uncertainty and other adverse macro-economic conditions may harm our business.

Our revenues and margins are dependent on various economic factors, including rates of inflation or deflation, energy costs, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. In fiscal 2007 and 2008, we were adversely impacted by rising input costs related to domestic inflation, particularly relating to grain and seed prices, fuel prices and the ingredients used in our garden fertilizer and chemicals, and many of our other input costs. The rising costs made it difficult for us to increase prices to our retail customers at a pace to enable us to return to historical margins. More recently, our business has been negatively impacted by the current downturn in the housing market and by declining consumer confidence, as well as other macro-economic factors. We decreased prices for a number of our commodity driven products such as grass seed. If we are unable to pass through rising input costs and raise the price of our products, or consumer confidence continues to weaken, we may experience gross margin declines.

Supply disruptions in pet birds and small animals may negatively impact our sales.

The federal government and many state governments have increased restrictions on the importation of pet birds and the production of small animals. These restrictions have resulted in reduced supply of new pet birds and animals and thus reduced demand for pet bird and small animal food and supplies. If these restrictions continue or become more severe, our future sales of these products would likely suffer, which would negatively impact our profitability. In addition, some countries have experienced outbreaks of avian flu. While the number of cases worldwide has declined, a significant outbreak in the United States would reduce demand for our pet and wild bird food and negatively impact our financial results.

Our lawn and garden sales are highly seasonal and subject to adverse weather.

Because our lawn and garden products are used primarily in the spring and summer, Garden Products’ business is seasonal. In fiscal 2010, approximately 68% of Garden Products’ net sales and 60% of our total net sales occurred during our second and third fiscal quarters. Substantially all of Garden Products’ operating income is generated in this period. Our working capital needs and our borrowings generally peak in our second fiscal quarter, because we are generating lower revenues while incurring expenses in preparation for the spring selling season. If cash on hand and borrowings under our credit facility are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business.

Because demand for lawn and garden products is significantly influenced by weather, particularly weekend weather during the peak gardening season, our results of operations and cash flow could also be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, water shortages or floods.

Rising energy prices could adversely affect our operating results.

During fiscal 2007 and 2008, energy prices increased dramatically, which resulted in increased fuel costs for our businesses and raw materials costs for many of our branded products. Although energy prices declined in 2009, energy costs have increased during 2010 and rising energy prices in the future could adversely affect consumer spending and demand for our products and increase our operating costs, both of which would reduce our sales and operating income.

We depend on a few customers for a significant portion of our business.

Wal*Mart, our largest customer, accounted for approximately 17% of our net sales in fiscal 2010, 18% in fiscal 2009 and 17% in fiscal 2008. Lowe’s accounted for approximately 10% of our net sales in fiscal 2010, 11% in fiscal 2009 and 8% in fiscal 2008. In addition, Home Depot, PETsMART and PETCO are also significant customers, although each accounted for less than 10% of our net sales and, together with Wal*Mart and Lowe’s, accounted for approximately 46% of our net sales in fiscal 2010, 46% in fiscal 2009 and 41% in fiscal 2008. The market share of each of these key retailers has increased and may continue to increase in future years.

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

With the growing trend towards retail trade consolidation, we are increasingly dependent upon key retailers whose leverage is growing. Our business may be negatively affected by changes in the policies of our retailers, such as inventory destocking, limitations on access to shelf space, price demands and other conditions. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and to more closely anticipate demand, which could in the future require the carrying of additional inventories and an increase in our working capital and related financing requirements. This shift to “just-in-time” can also cause retailers to delay purchase orders, which can cause a shift in sales from quarter to quarter. Decisions to move in or out of a market category by leading retailers can also have a significant impact on our business.

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

We operate in highly competitive industries, which have experienced increased consolidation in recent years. We compete against numerous other companies, some of which are more established in their industries and have substantially greater revenue and resources than we do. Our products compete against national and regional products and private label products produced by various suppliers. Our largest competitors in pet supplies products are Spectrum Brands and Hartz Mountain, and our largest competitors in lawn and garden products are Scotts and Spectrum Brands.

To compete effectively, among other things, we must:

•	develop and grow brands with leading market positions;

•	maintain our relationships with key retailers;

•	continually develop innovative new products that appeal to consumers;

•	implement effective marketing and sales promotion programs;

•	maintain strict quality standards;

•	deliver products on a reliable basis at competitive prices; and

•	effectively integrate acquired companies.

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

We are regularly engaged in acquisition discussions with a number of companies and anticipate that one or more potential acquisition opportunities, including those that would be material, may become available in the near future. If and when appropriate acquisition opportunities become available, we intend to pursue them actively. Acquisitions involve a number of special risks, including:

•	failure of the acquired business to achieve expected results, as well as the potential impairment of the acquired assets if operating results decline after an acquisition;

•	diversion of management’s attention;

•	failure to retain key personnel of the acquired business;

•	additional financing, if necessary and available, which could increase leverage and costs, dilute equity, or both;

•	the potential negative effect on our financial statements from the increase in goodwill and other intangibles;

•	the high cost and expenses of identifying, negotiating and completing acquisitions; and

•	risks associated with unanticipated events or liabilities.

These risks could have a material adverse effect on our business, results of operations and financial condition.

We have faced, and expect to continue to face, intense competition for acquisition candidates, which may limit our ability to make acquisitions and may lead to higher acquisition prices. We cannot assure you that we will be able to identify, acquire or manage profitably additional businesses or to integrate successfully any acquired businesses into our existing business without substantial costs, delays or other operational or financial difficulties. In future acquisitions, we also could incur additional indebtedness or pay consideration in excess of fair value, which could have a material adverse effect on our business, results of operations and financial condition.

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

In fiscal 2005, we began incurring costs associated with designing and implementing SAP, a new company-wide enterprise resource planning software system with the objective of gradually migrating to the new system. Upon completion, this new system will replace our numerous existing accounting and financial reporting systems, most of which were obtained in connection with business acquisitions. We invested approximately an additional $9 million in fiscal 2010 for implementation. Capital expenditures for our new enterprise resource planning software system for fiscal 2011 and beyond will depend upon the pace of conversion for those remaining legacy systems. If we do not complete the implementation of the project timely and successfully, we may experience, among other things, additional costs associated with completing this project and a delay in our ability to improve existing operations, support future growth and enable us to take advantage of new applications and technologies. All of this may also result in a distraction of management’s time, diverting their attention from our existing operations and strategy.

Our inability to protect our trademarks and any other proprietary rights may have a significant, negative impact on our business.

We consider our trademarks to be of significant importance in our business. Although we devote resources to the establishment and protection of our trademarks, we cannot assure you that the actions we have taken or will take in the future will be adequate to prevent violation of our trademarks and proprietary rights by others or prevent others from seeking to block sales of our products as an alleged violation of their trademarks and proprietary rights. There can be no assurance that future litigation by or against us will not be necessary to enforce our trademarks or proprietary rights or to defend ourselves against claimed infringement or the rights of others. Any future litigation of this type could result in adverse determinations that could have a material adverse effect on our business, financial condition or results of operations. Our inability to use our trademarks and other proprietary rights could also harm our business and sales through reduced demand for our products and reduced revenues.

Some of the products that we manufacture and distribute require governmental permits and also subject us to potential environmental liabilities.

Some of the products that we manufacture and distribute are subject to regulation by federal, state, foreign and local authorities. Environmental, health and safety laws and regulations are often complex and are subject to change. Environmental health and safety laws and regulations may affect us by restricting the manufacture, sale or use of our products or regulating their disposal. Regulatory or legislative changes may cause future increases in our operating costs or otherwise affect operations. There is no assurance that in the future we may not be adversely affected by such laws or regulations, incur increased operating costs in complying with such regulations or that we will not be subject to claims for personal injury, property damages or governmental enforcement. In addition, due to the nature of our operations and the frequently changing nature of environmental compliance standards and technology, we cannot predict with any certainty that future material capital expenditures will not be required.

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

We outsource a significant amount of our manufacturing requirements to third party manufacturers located in China. This international sourcing subjects us to a number of risks, including: the impact on sourcing or manufacturing of public health and contamination risks in China; social and political disturbances and instability; export duties, import controls, tariffs, quotas and other trade barriers; shipping and transportation problems; and fluctuations in currency values. Because we rely on Chinese third-party manufacturers for a substantial portion of our product needs, any disruption in our relationships with these manufacturers could adversely affect our operations.

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

We have, and we will continue to have, a significant amount of indebtedness. As of September 25, 2010, we had total indebtedness of approximately $400.3 million. This level of indebtedness and future borrowing needs could have material adverse consequences for our business, including:

•	make it more difficult for us to satisfy our obligations with respect to the terms of our indebtedness;

•

require us to dedicate a large portion of our cash flow to pay principal and interest on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other business activities;

•	increase our vulnerability to adverse industry conditions, including unfavorable weather conditions or continued commodity price increases;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	restrict us from making strategic acquisitions or exploiting business opportunities;

•	place us at a competitive disadvantage compared to competitors that have less debt; and

•	limit our ability to borrow additional funds at reasonable rates, if at all.

In addition, since a portion of our debt commitments bear interest at variable rates, an increase in interest rates or interest rate margins as defined under the credit agreement will create higher debt service requirements, which would adversely affect our cash flow.

We do not expect to pay dividends in the foreseeable future.

We have never declared nor paid any cash dividends on our common stock or Class A common stock and currently do not intend to do so. Provisions of our credit facility and the indenture governing our senior subordinated notes restrict our ability to pay cash dividends. Any future determination to pay cash dividends will be at the discretion of our Board of Directors, subject to limitations under applicable law and contractual restrictions, and will depend upon our results of operations, financial condition and other factors deemed relevant by our board of directors.

We may issue additional shares of our common stock or Class A common stock that could dilute the value and market price of your stock.

We may decide or be required to issue, including upon the exercise of any outstanding stock options, or in connection with any acquisition made by us, additional shares of our common stock or Class A common stock that could dilute the value of your common stock or Class A common stock and may adversely affect the market price of our common stock or Class A common stock.

Our Chairman, through his holdings of our Class B common stock, could exercise effective control of the Company, which may discourage potential acquisitions of our business and could have an adverse effect on the market price of our stock.

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

As of October 31, 2010, William E. Brown, our Chairman, beneficially owned 1,600,459 shares of our Class B common stock (out of a total of 1,652,262 outstanding shares), 1,418,063 shares of our common stock and 3,378,885 shares of our Class A common stock and thereby controlled approximately 52% of the voting power of our capital stock. Accordingly, except to the extent that a class vote of the common stock is required by applicable law, he can effectively control all matters requiring stockholder approval, including the election of our directors, and can exert substantial control over our management and policies. The disproportionate voting rights of our common stock and Class B common stock and Mr. Brown’s substantial holdings of Class B common stock could have an adverse effect on the market price of our common stock and Class A common stock. Also, such disproportionate voting rights and Mr. Brown’s controlling interest may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our other stockholders, which could thereby deprive holders of common stock or Class A common stock of an opportunity to sell their shares for a “take-over” premium.

We have authorized the issuance of shares of common stock, Class A common stock and preferred stock, which may discourage potential acquisitions of our business and could have an adverse effect on the market price of our common stock and our Class A common stock.

Pursuant to our Fourth Amended and Restated Certificate of Incorporation, the board of directors is authorized to issue up to 80,000,000 shares of our common stock, 100,000,000 shares of our nonvoting Class A common stock and up to 1,000,000 additional shares of preferred stock without seeking the approval or consent of our stockholders, unless required by the NASDAQ Global Market. Although the issuance of the nonvoting Class A common stock would not dilute the voting rights of the existing stockholders, it could have a dilutive effect on the economic interest of currently outstanding shares of common stock and Class B common stock similar to the dilutive effect of subsequent issuances of ordinary common stock. The issuance of the preferred stock could, depending on the rights and privileges designated by the board with respect to any particular series, have a dilutive effect on the voting interests of the common stock and Class B common stock and the economic interests of our common stock, Class A common stock and Class B common stock. In addition, the disproportionate voting rights of our common stock, preferred stock, Class B common stock and Class A common stock, and the ability of the board to issue stock to persons friendly to current management, may make us a less attractive target for a takeover than we otherwise might be or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our common stockholders, which could thereby deprive holders of common stock of an opportunity to sell their shares for a “take-over” premium.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently operate 39 manufacturing facilities totaling approximately 4,134,000 square feet and 27 sales and logistics facilities totaling approximately 3,456,000 square feet. Most sales and logistics centers consist of office and warehouse space, and several large bays for loading and unloading. Each sales and logistics center provides warehouse, distribution, sales and support functions for its geographic area. Our executive offices are located in Walnut Creek, California.

The table below lists Pet Products’ manufacturing and sales and logistics facilities. Numbers in parenthesis represent multiple locations.

Location	Type of Facility	Owned or Leased
Phoenix, AZ (2)	Sales and Logistics	Owned
Azusa, CA	Manufacturing	Leased
Irwindale, CA	Manufacturing	Leased
Rialto, CA	Manufacturing	Owned
Sacramento, CA	Sales and Logistics	Leased
Santa Fe Springs, CA	Sales and Logistics	Leased
Aurora, CO	Sales and Logistics	Leased
Tampa, FL	Sales and Logistics	Leased
Elk Grove Village, IL	Manufacturing	Leased
Council Bluffs, IA	Manufacturing	Owned
Mahwah, NJ	Sales and Logistics	Leased
Neptune City, NJ	Manufacturing	Owned
Neptune City, NJ	Manufacturing	Leased
Hauppauge, NY (2)	Manufacturing	Leased
Cressona, PA	Manufacturing	Owned
Dallas, TX	Manufacturing	Owned
Dallas, TX	Sales and Logistics	Leased
Algona, WA	Sales and Logistics	Leased
Chilton, WI	Manufacturing	Owned
Franklin, WI	Manufacturing	Owned
Guangzhou, China	Manufacturing	Leased
Pune, India	Manufacturing	Leased
Dorking, Surrey, UK	Manufacturing	Leased
Somerset, UK	Sales and Logistics	Leased

The table below lists Garden Products’ manufacturing and sales and logistics facilities. Numbers in parenthesis represent multiple locations.

Location	Type of Facility	Owned or Leased
Cullman, AL	Sales and Logistics	Owned
Roll, AZ	Manufacturing	Owned
Yuma, AZ	Manufacturing	Leased
El Centro, CA	Manufacturing	Owned
Ontario, CA	Sales and Logistics	Leased
Sacramento, CA	Sales and Logistics	Leased
San Leandro, CA	Manufacturing	Leased
Stockton, CA	Manufacturing	Leased
Stockton, CA	Sales and Logistics	Leased
Longmont, CO	Manufacturing	Owned
Covington, GA	Sales and Logistics	Leased
Eatonton, GA	Manufacturing	Owned
Madison, GA (3)	Manufacturing	Leased
Madison, GA (2)	Manufacturing	Owned
Madison, GA	Sales and Logistics	Owned
Ligonier, IN	Manufacturing	Owned
Lexington, KY	Sales and Logistics	Leased
Foxboro, MA	Sales and Logistics	Leased
Taunton, MA	Sales and Logistics	Leased
Laurel, MD	Sales and Logistics	Leased
Greenfield, MO (2)	Manufacturing	Owned
Greenfield, MO	Sales and Logistics	Owned
Sidney, NE	Manufacturing	Owned
Peebles, OH (2)	Manufacturing	Owned
Piketon, OH	Manufacturing	Leased
Lebanon, OR	Manufacturing	Leased
Lebanon, OR (2)	Manufacturing	Owned
Portland, OR	Sales and Logistics	Leased
Columbia, SC (2)	Sales and Logistics	Leased
Grand Prairie, TX (2)	Sales and Logistics	Leased
Kenbridge, VA	Sales and Logistics	Leased
Northbend, WA	Manufacturing	Leased

We lease 18 of our manufacturing facilities and 22 of our sales and logistics facilities. These leases generally expire between 2011 and 2020. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. The facilities we own are subject to major encumbrances under our principal credit facility. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks and warehousing, transportation and computer equipment.

Item 3. Legal Proceedings

We may from time to time become involved in certain legal proceedings in the ordinary course of business. Currently, we are not a party to any other legal proceedings that management believes would have a material adverse effect on our financial position or results of operations.

Item 4. Removed and Reserved

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the NASDAQ Stock Market under the symbol CENT since our initial public offering in July 1993. Our Class A common stock has been traded on the NASDAQ Stock Market under the symbol CENTA since February 2007. Our Class B stock is not listed on any market and generally cannot be transferred unless converted to common stock on a one-for-one basis. The following table sets forth the high and low closing sale prices for our common stock and our Class A common stock, as reported by the NASDAQ Global Select Market, for each quarterly period during our fiscal years set forth below.

	Common Stock		Class A Common Stock
	High	Low	High	Low
Fiscal 2009
First Quarter	$5.91	$2.42	$6.01	$2.24
Second Quarter	8.04	5.52	7.76	5.69
Third Quarter	11.63	7.57	10.70	7.31
Fourth Quarter	13.52	9.92	12.14	8.97

Fiscal 2010
First Quarter	$11.99	$8.63	$11.22	$8.14
Second Quarter	11.31	9.49	10.49	8.65
Third Quarter	11.70	9.21	11.00	8.51
Fourth Quarter	10.41	9.21	10.32	8.86

As of October 31, 2010, there were approximately 154 holders of record of our common stock, approximately 198 holders of record of our Class A nonvoting common stock and five holders of record of our Class B stock.

We have not paid any cash dividends on our common stock, our Class A common stock or our Class B Stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock, our Class A common or our Class B stock in the foreseeable future. In addition, our credit facility and senior subordinated notes restrict our ability to pay dividends. See Note 9 to our fiscal 2010 consolidated financial statements.

Stock Performance Graph

The following graph compares the percentage change of our cumulative total stockholder return on our Common Stock (“CENT”) for the period from September 24, 2005 to September 25, 2010 with the cumulative total return of the NASDAQ Composite (U.S.) Index and the Dow Jones Non-Durable Household Products Index, a peer group index consisting of approximately 30 manufacturers and distributors of household products.

The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our Common Stock.

Total Return Analysis

	9/24/05	9/30/06	9/29/07	9/27/08	9/26/09	9/25/10
Central Garden & Pet Company	100.00	109.49	59.89	41.12	79.14	67.97
NASDAQ Composite	100.00	107.60	129.68	105.67	102.28	117.67
Dow Jones US Nondurable Household Products	100.00	112.96	130.82	130.22	113.98	125.69

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth the repurchases of any equity securities during the fourth quarter of the fiscal year ended September 25, 2010 and the dollar amount of authorized share repurchases, remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
June 27, 2010 – July 31, 2010	47,261	(2)	$9.43	39,300	$99,978,000
August 1, 2010 – August 28, 2010	1,117,544	(3)	9.55	1,116,500	89,311,000
August 29, 2010 – September 25, 2010	845,576	(4)	9.66	844,800	81,152,000

Total	2,010,381		$9.59	2,000,600	$81,152,000

(1)	In December 2005, the Board of Directors authorized the repurchase of up to $100 million of Central’s common stock, which amount was fully repurchased by July 2010. On July 15, 2010, the Board of Directors authorized a new $100 million share repurchase program. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock.
(2)	Includes 7,961 shares purchased during the period indicated representing withholding of a portion of shares to cover tax withholding obligations in connection with the vesting of restricted stock and the exercise of stock options.
(3)	Includes 1,044 shares purchased during the period indicated representing withholding of a portion of shares to cover tax withholding obligations in connection with the vesting of restricted stock and the exercise of stock options.
(4)	Includes 776 shares purchased during the period indicated representing withholding of a portion of shares to cover tax withholding obligations in connection with the exercise of stock options.

During the fourth quarter of fiscal 2010, we repurchased approximately 0.6 million shares of our common stock for approximately $5.4 million and approximately 1.4 million shares of our non-voting common stock for approximately $13.8 million.

Item 6. Selected Financial Data

The following selected statement of operations and balance sheet data as of and for the five fiscal years in the period ended September 25, 2010 has been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto in “Item 8 – Financial Statements and Supplementary Data” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Fiscal Year Ended
	September 25, 2010	September 26, 2009	September 27, 2008	September 29, 2007	September 30, 2006 (6)
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales (1)	$1,523,648	$1,614,300	$1,705,386	$1,671,145	$1,621,531
Cost of goods sold and occupancy	1,008,482	1,086,974	1,184,058	1,136,825	1,086,219

Gross profit	515,166	527,326	521,328	534,320	535,312
Selling, general and administrative expenses	394,092	401,340	415,978	434,903	398,510
Goodwill and other impairments (2)	12,000	—	429,764	—	—

Income (loss) from operations	109,074	125,986	(324,414)	99,417	136,802
Interest expense, net	(33,587)	(22,061)	(37,273)	(48,147)	(37,670)
Other income	419	52	2,116	2,402	3,083

Income (loss) before income taxes and noncontrolling interest	75,906	103,977	(359,571)	53,672	102,215
Income taxes (tax benefit)	28,110	36,368	(93,069)	19,999	35,791

Income (loss) including noncontrolling interest	47,796	67,609	(266,502)	33,673	66,424
Net income attributable to noncontrolling interest	1,963	1,661	833	1,369	890

Net income (loss) attributable to Central Garden & Pet Company	$45,833	$65,948	$(267,335)	$32,304	$65,534

Net income (loss) per share attributable to Central Garden & Pet Company (3):
Basic	$0.71	$0.95	$(3.76)	$0.46	$0.97

Diluted	$0.70	$0.94	$(3.76)	$0.45	$0.95

Weighted average shares used in the computation of income (loss) per share (3):
Basic	64,272	69,499	71,117	70,824	67,833
Diluted (4)	65,091	70,264	71,117	72,050	69,054

Other Data:
Depreciation and amortization	$28,869	$29,155	$32,517	$30,717	$23,957
Capital expenditures	$24,190	$16,505	$22,349	$60,038	$47,589
Cash from operating activities	$135,229	$221,638	$115,028	$38,535	$95,166
Cash used in investing activities	$(41,266)	$(20,542)	$(15,406)	$(92,460)	$(427,721)
Cash from (used in) financing activities	$(88,167)	$(142,011)	$(93,935)	$46,475	$332,239
Ratio of earnings to fixed charges (5)	3.20	5.36	—	2.05	3.37

	September 25, 2010	September 26, 2009	September 27, 2008	September 29, 2007	September 30, 2006
Balance Sheet Data:
Cash	$91,460	$85,668	$26,929	$21,055	$28,406
Working capital	433,705	427,243	450,704	470,216	427,398
Total assets	1,130,884	1,150,925	1,259,318	1,646,822	1,533,823
Total debt	400,271	408,085	523,147	610,523	568,449
Equity	532,143	547,335	511,425	778,807	728,526

(1)	Fiscal year 2006 included 53 weeks; fiscal years 2007, 2008, 2009 and 2010 included 52 weeks.
(2)	During the fourth quarter of fiscal 2010, we recognized a non-cash charge of $12.0 million related to the impairment of an indefinite-lived intangible asset in our Pet Products segment. During fiscal 2008, we recognized non-cash charges of $403 million related to goodwill impairments within our Pet Products and Garden Products segments and $27 million for impairments of long-lived assets in our Garden Products segment.
(3)	All share and per share amounts have been retroactively adjusted to reflect the February 5, 2007 Class A Common stock dividend for all periods presented.
(4)	The potential effects of stock awards are excluded from the diluted earnings per share calculation for the fiscal year ended September 27, 2008, because their inclusion in a net loss period would be anti-dilutive.
(5)	For the purposes of determining the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes and noncontrolling interest and after eliminating undistributed earnings of equity method investees and before fixed charges. Fixed charges consist of interest expense incurred, the portion of rental expense under operating leases deemed by management to be representative of the interest factor and amortization of deferred financing costs. For the fiscal year ended September 27, 2008, earnings were insufficient to cover fixed charges by approximately $360.5 million, and the ratio for that fiscal year is not considered meaningful.
(6)	We completed five acquisitions during fiscal 2006. The consolidated financial statements include the effects of these acquired businesses from the dates of acquisition.

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

Overview

Central Garden & Pet Company is a leading innovator, marketer and producer of quality branded products. We are one of the largest suppliers in the pet and lawn and garden supplies industries in the United States. The total pet industry is estimated to be approximately $28 billion in annual retail sales. We estimate the annual retail sales of the pet supplies and ultra-premium pet food markets in the categories in which we participate to be approximately $17 billion. As of 2010, the total lawn and garden industry in the United States is estimated to be approximately $24 billion in annual retail sales. We estimate the annual retail sales of the lawn and garden supplies markets in the categories in which we participate to be approximately $6 billion.

Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, ultra-premium dog and cat food and treats, leashes, collars, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under a number of brand names including Adams™, Altosid, Aqueon®, Avoderm®, BioSpot®, Coralife®, Farnam®, Four Paws®, Interpet, Kaytee®, Kent Marine®, Nylabone®, Oceanic Systems®, Pet Select®, Pre Strike®, Pinnacle ®, Super Pet®, TFHTM, Zilla® and Zodiac®.

Our lawn and garden products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, ant and other herbicide, insecticide and pesticide products; and decorative outdoor lifestyle and lighting products including pottery, trellises and other wood products and holiday lighting. These products are sold under a number of brand names including: AMDRO®, GKI/Bethlehem Lighting, Grant’s, Ironite®, Lilly Miller®, Matthews Four Seasons™, New England Pottery®, Norcal Pottery®, Pennington®, Over’n Out®, Sevin®, Smart Seed® and The Rebels®.

In fiscal 2010, our consolidated net sales were $1.5 billion, of which our lawn and garden segment, or Garden Products, accounted for approximately $683 million and our pet segment, or Pet Products, accounted for approximately $841 million. In fiscal 2010, our branded product sales were approximately $1.3 billion, or approximately 83% of total sales, sales of other manufacturers’ products were approximately 17% of total sales, and our gross profit margins were 33.8%. In fiscal 2010, our income from operations was $109.1 million, of which Garden Products accounted for $53.0 million and Pet Products accounted for $97.9 million, before corporate expenses and eliminations of $41.8 million.

Recent Developments

Fiscal 2010 Operating Performance. Although we continued to improve our operations by lowering expenses and improving gross margins, we were impacted by decreased revenues.

Financial summary:

•	Net sales for fiscal 2010 decreased $91 million, or 5.6%, to $1.5 billion.

•	Net earnings for fiscal 2010 were $45.8 million, or $0.70 per share on a diluted basis.

•	Gross margin increased 110 basis points in fiscal 2010 to 33.8%.

•	Selling, general & administrative expenses decreased $7 million, or 1.8%, to $394 million in fiscal 2010.

•

During fiscal 2010, we recognized a non-cash $12.0 million impairment charge on an indefinite-lived intangible asset in Pet Products, reflecting the continuing challenging economic environment and the deterioration of the market since the intangible asset’s acquisition in 2006.

•	We generated cash flows from operating activities of approximately $135 million during fiscal 2010 and had a cash balance of approximately $91 million at September 25, 2010.

•	We refinanced our debt by issuing $400 million 8.25% senior subordinated notes due 2018, retiring the 2013 Notes and entering into a new five-year senior secured revolving credit facility.

Senior Credit Facility – On June 25, 2010, we entered into an Amended and Restated Credit Agreement with respect to a five-year senior secured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $275 million. We have the option to increase the size of the Credit Facility by an additional $200 million of incremental term loans and/or revolving loans should we exercise our option and one or more lenders are willing to make such increased amounts available to us.

Senior Subordinated Notes – In March 2010, we issued $400 million aggregate principal amount of 8.25% senior subordinated notes due March 1, 2018 (the “2018 Notes”). The 2018 Notes are unconditionally guaranteed on a senior subordinated basis by each of our existing and future domestic restricted subsidiaries with certain exceptions. We used the net proceeds from the offering, together with available cash, to purchase our outstanding 9.125% senior subordinated notes due February 1, 2013 (the “2013 Notes”), pay the outstanding indebtedness under our senior term loan, and pay fees and expenses related to the offering. As a result of our issuance of the $400 million 2018 Notes, we expect our annual interest expense to be at least $34 million.

Repurchase of Company Stock – During fiscal 2010, we repurchased $65.8 million of our common stock, which consisted of 2.5 million shares of our voting common stock (CENT) at an aggregate cost of approximately $25.0 million, or approximately $9.90 per share and 4.3 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $40.8 million, or approximately $9.54 per share. On July 15, 2010, our Board of Directors authorized a new $100 million share repurchase program, under which approximately $81 million is available for repurchases in 2011 and thereafter.

Fiscal 2009 Reported Earnings and Significant Items.

Fiscal 2009 Operating Performance Improvement. We showed improved performance in fiscal 2009 despite a challenging economic environment. We achieved our improved performance by maintaining a strict focus on our core operating objectives: reducing our investment in working capital, lowering expenses and improving gross margins.

Financial summary:

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

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	Fiscal Year Ended
	September 25, 2010	September 26, 2009	September 27, 2008
Net sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy	66.2	67.3	69.4

Gross profit	33.8	32.7	30.6
Selling, general and administrative	25.9	24.9	24.4
Goodwill and other impairments	0.8	—	25.2

Income (loss) from operations	7.1	7.8	(19.0)
Interest expense, net	(2.2)	(1.4)	(2.1)
Other income	—	—	0.1
Income (taxes) benefit	(1.8)	(2.2)	5.4
Noncontrolling interest	(0.1)	(0.1)	(0.1)

Net income (loss)	3.0%	4.1%	(15.7)%

Fiscal 2010 Compared to Fiscal 2009

Net Sales

Net sales for fiscal 2010 decreased $90.7 million, or 5.6%, to $1,523.6 million from $1,614.3 million in fiscal 2009. The decline was due to a $108.4 million, or 7.9%, decrease in our branded product sales offset by a $17.7 million, or 7.2%, increase in the sales of other manufacturers’ products. Branded product sales include products we manufacture under Central brand names and products we manufacture under third-party brands. Sales of our branded products represented 83% of our total sales in fiscal 2010.

The following table indicates each class of similar products which represented more than 10% of our consolidated net sales in the fiscal years presented (in millions).

Category	2010	2009	2008
Pet Supplies (excluding bird feed)	$766.5	$756.8	$819.2
Garden chemicals and control products	255.5	270.5	247.6
Other garden supplies	196.0	211.8	232.6
Bird feed	168.9	200.7	199.7
Grass seed	136.7	174.5	206.3

Total	$1,523.6	$1,614.3	$1,705.4

Garden Products’ sales for fiscal 2010 decreased $98.0 million, or 12.5%, to $683.1 million from $781.1 million in fiscal 2009. In fiscal 2010, garden branded product sales decreased $109.1 million and sales of other manufacturers’ products increased $11.1 million. The decline in branded product sales was due primarily to a $37.8 million decrease in grass seed sales, a $31.8 million decrease in bird feed sales and a $15.0 million decrease in sales of garden chemicals and control products. The decline in grass seed sales was due primarily to price reductions as a result of lower raw material costs, which we passed on to retailers. The decline in bird feed sales was due primarily to reduced unit volume and reflected reduced consumer purchases for our products and the entire category. The decline in garden chemicals and control products was also due primarily to reduced unit volume.

Pet Products’ sales for fiscal 2010 increased $7.3 million, or 0.9%, to $840.5 million from $833.2 million in fiscal 2009. Pet branded product sales increased $0.7 million and sales of other manufacturers’ products increased $6.6 million in fiscal 2010 as compared with fiscal 2009. The increase in sales was due primarily to increased sales of approximately $5.6 million of aquatic products and $10 million in the dog & cat category partially offset by an $8 million decrease due to a vendor supply issue for an animal health product-line, which is now resolved and expected to return to normal supply levels in fiscal 2011.

Gross Profit

Gross profit decreased $12.1 million, from $527.3 million in fiscal 2009 to $515.2 million in fiscal 2010. Gross profit decreased $21.6 million, or 9.3%, in Garden Products and increased $9.5 million, or 3.2%, in Pet Products. The decrease in Garden Products’ gross profit was due primarily to lower sales in bird feed, garden chemicals and control products and wood pellets. Gross profit as a percentage of net sales increased from 32.7% in fiscal 2009 to 33.8% in fiscal 2010. The improved margin in Garden Products was due primarily to favorable commodity pricing in our grass seed and bird feed businesses. The increase in Pet Products’ gross profit was due primarily to increased sales of aquatic products and dog & cat products.

Selling, General and Administrative

Selling, general and administrative expenses decreased $7.2 million, or 1.8%, from $401.3 million in fiscal 2009 to $394.1 million in fiscal 2010. As a percentage of net sales, selling, general and administrative expenses increased from 24.9% in fiscal 2009 to 25.9% in fiscal 2010. The change in selling, general and administrative expenses, discussed further below, was due primarily to decreased warehouse and administrative expenses partially offset by increased selling and delivery expenses.

Selling and delivery expense increased by $3.8 million, or 1.9%, from $202.0 million in fiscal 2009 to $205.8 million in fiscal 2010. The increased expense was due primarily to increased marketing-related expenditures, such as brand building, promotional and consumer promotion expenditures. Selling and delivery expenses as a percentage of net sales increased from 12.5% in fiscal 2009 to 13.5% in fiscal 2010. We expect to continue to increase our marketing-related expenditures in future periods to help grow our existing and new products and brands.

Facilities expense decreased $0.3 million, or 2.7%, from $11.2 million for fiscal 2009 to $10.9 million for fiscal 2010 due primarily to savings from the consolidation of several garden distribution facilities.

Warehouse and administrative expense decreased $10.7 million, or 5.7%, from $188.1 million in fiscal 2009 to $177.4 million in fiscal 2010. The decrease in fiscal 2010 was due to reduced payroll related costs and lower facility equipment costs as part of our strategic initiative to consolidate our supply chain. In addition, fiscal 2009 also included the reversal of a previously recognized gain from a property sold in fiscal 2008.

Impairment

We reviewed our indefinite-lived intangible assets for impairment. An impairment loss is recognized for an intangible asset with an indefinite useful life if its carrying value exceeds its fair value. The fair values are estimated using the discounted cash flows related to the assets. During the fourth quarter of fiscal 2010, we recognized a non-cash charge of $12.0 million related to the impairment of an indefinite-lived intangible asset within our Pet Products segment due to the continuing challenging economic environment.

Interest Expense

Net interest expense increased $11.5 million, or 52.2%, from $22.1 million in fiscal 2009 to $33.6 million in fiscal 2010. The increase was due to the expensing of unamortized deferred charges related to retired debt and an increased average borrowing rate on our outstanding debt. In March 2010, we issued the 2018 Notes, tendered for our 2013 Notes and paid the outstanding indebtedness under our senior secured term loan. In June 2010, we entered into an Amended and Restated Credit Agreement with respect to a five-year senior secured revolving credit facility. As a result of this refinancing activity, we incurred an additional $3.9 million in interest expense comprised primarily of the remaining unamortized deferred charges related to the retired debt and the premium paid for the tender and call on the 2013 Notes. Additionally, our average interest rates for fiscal 2010 and 2009 were 6.8% and 4.4%, respectively. Debt outstanding on September 25, 2010 was $400.3 million compared to $408.1 million as of September 26, 2009. We expect our interest expense to increase to at least $34 million in fiscal 2011 and thereafter as a result of our issuance of the 2018 Notes in fiscal 2010.

Other Income

Other income increased $0.3 million from $0.1 million in fiscal 2009 to $0.4 million in fiscal 2010. The increase was due primarily to higher earnings from an investment accounted for under the equity method investment of accounting.

Income Taxes

Our effective income tax rate in fiscal 2010 was 37.0%, compared to 35.0% in fiscal 2009. Our 2009 tax expense rate was lower than the 2010 rate due primarily to the added utilization of research and development tax credits and state tax settlements in fiscal 2009.

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

Inflation

Our revenues and margins are dependent on various economic factors, including rates of inflation or deflation, energy costs, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. In fiscal 2007 and 2008, we were adversely impacted by rising input costs related to domestic inflation, particularly relating to grain and seed prices, fuel prices and the ingredients used in our garden fertilizer and chemicals, and many of our other inputs. The rising costs made it difficult for us to increase prices to our retail customers at a pace to enable us to return to historical margins. In fiscal 2009 and fiscal 2010, our business was negatively impacted by declining consumer confidence, as well as other macro-economic factors. While it is difficult to accurately measure the impact of inflation, we believe that the effects of inflation, if any, on our operations were not material in fiscal 2010.

Weather and Seasonality

Historically, our sales of lawn and garden products have been influenced by weather and climate conditions in the different markets we serve. Additionally, our Garden Products’ business has historically been highly seasonal. In fiscal 2010, approximately 68% of Garden Products’ net sales and 60% of our total net sales occurred in the second and third fiscal quarters. Substantially all of Garden Products’ operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.

Liquidity and Capital Resources

We have financed our growth through a combination of internally generated funds, bank borrowings, supplier credit, and sales of equity and debt securities to the public.

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

We service two broad markets: pet supplies and lawn and garden supplies. Our pet supplies businesses involve products that have a year round selling cycle with a slight degree of seasonality. As a result, it is not necessary to maintain large quantities of inventory to meet peak demands. On the other hand, our lawn and garden businesses are highly seasonal with approximately 68% of Garden Products’ net sales occurring during the second and third fiscal quarters. For many manufacturers of garden products, this seasonality requires them to ship large quantities of their product well ahead of the peak consumer buying periods. To encourage distributors to carry lawn and garden products, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.

Cash provided by operating activities decreased $86.4 million from $221.6 million in fiscal 2009 to $135.2 million in fiscal 2010. The decrease was due primarily to the working capital management improvements in fiscal 2009, which generated large increases in cash in fiscal 2009, and to lower earnings in fiscal 2010. In fiscal 2010, our working capital accounts decreased approximately $17.8 million from the reduced levels achieved in fiscal 2009.

Net cash used in investing activities increased $20.8 million from approximately $20.5 million in fiscal 2009 to approximately $41.3 million in fiscal 2010. The increase was due primarily to increased capital spending on the continued implementation of our enterprise-wide information technology platform as well as our investment in a short-term certificate of deposit.

Net cash used in financing activities decreased $53.8 million from $142.0 million in fiscal 2009 to $88.2 million in fiscal 2010. The decrease was due primarily to higher net repayments of our long-term debt in the prior year, partially offset by the payment of financing costs associated with our issuance of $400 million of 8.25% senior subordinated notes, our new senior credit facility and increased repurchases of our common stock during fiscal 2010. During fiscal 2010, we repurchased 2.5 million shares of our voting common stock (CENT) at an aggregate cost of approximately $25.0 million and 4.3 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $40.8 million.

Senior Credit Facility

On June 25, 2010, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with respect to a five-year senior secured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $275 million. We have the option to increase the size of the Credit Facility by an additional $200 million of incremental term loans and/or revolving loans should we exercise our option and one or more lenders are willing to make such increased amounts available to us. There was no outstanding balance at September 25, 2010 under the Credit Facility. There were $0.8 million of letters of credit outstanding. After giving effect to the financial covenants in the Credit Agreement, the remaining potential borrowing capacity at September 25, 2010 was $274.2 million.

Interest on the Credit Facility is based, at our option, on a rate equal to the Alternate Base Rate (“ABR”), the greatest of the prime rate, the Federal Funds rate plus 1/2 of 1% or one month LIBOR plus 1%, plus a margin, which fluctuates from 1.5% to 2.5%, or LIBOR plus a margin, which fluctuates from 2.5% to 3.5% and commitment fees that range from 0.35% to 0.75%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of September 25, 2010, the applicable interest rate on the Credit Facility related to ABR borrowings was 5.3%, and the applicable interest rate related to LIBOR rate borrowings was 3.3%.

The Credit Facility is guaranteed by our material subsidiaries and is secured by our assets, excluding real property but including substantially all of the capital stock of our subsidiaries. The Credit Agreement contains certain financial and other covenants which require us to maintain minimum levels of interest coverage and maximum levels of senior debt to EBITDA and that restrict our ability to repurchase our stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Credit Facility. Under the terms of our Credit Facility, we may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount initially not to exceed $200 million over the life of the Credit Facility, subject to qualifications and baskets as defined in the Credit Agreement. We must maintain a minimum interest coverage ratio of 2.75 to 1.00 and a maximum senior secured leverage ratio of 2.00 to 1.00. As of September 25, 2010, our interest coverage ratio was 5.71 to 1.00 and our senior secured leverage ratio was 0.01 to 1.00. As of the quarter ended September 25, 2010, the Total Leverage Ratio, as defined in the Credit Agreement, was 2.57 to 1.00. Apart from the covenants limiting restricted payments and capital expenditures, the Credit Facility does not restrict the use of retained earnings or net income. We were in compliance with all financial covenants as of September 25, 2010.

We incurred approximately $3.1 million of costs in conjunction with this transaction, which included banking fees and legal expenses. These costs are being amortized over the term of the Credit Facility.

Senior Subordinated Notes

On March 8, 2010, we issued $400 million aggregate principal amount of 8.25% senior subordinated notes due March 1, 2018 (the “2018 Notes”). We used the proceeds together with available cash to purchase our outstanding $135.3 million aggregate principal amount of 9.125% senior subordinated notes due February 1, 2013 (the “2013 Notes”), including accrued interest, to repay the $267.1 million outstanding under our senior term loan maturing February 2012 and pay fees and expenses related to the offering. We received tenders and consents from the holders of $150 million of our 2013 Notes, including $12.8 million held in escrow for our benefit, which was previously recorded as a reduction of debt for accounting purposes against the 2013 Notes.

We incurred approximately $9.5 million of debt issuance costs in conjunction with these transactions, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs are being amortized over the term of the 2018 Notes.

As a result of this debt refinancing, we incurred a pre-tax loss of $3.2 million, of which $1.1 million was non-cash, comprised of the unamortized deferred financing costs related to the 2013 Notes and the retired term loan, the tender call premium, consent fees and the unamortized gain on the swap termination related to the 2013 Notes. The amount is included in interest expense in the condensed consolidated statements of operations for fiscal 2010.

The estimated fair value of our $400 million 2018 Notes as of September 25, 2010 was approximately $407.5 million. The estimated fair value is based on quoted market prices for these notes.

The 2018 Notes require semiannual interest payments, which commenced on September 1, 2010. The 2018 Notes are unsecured senior subordinated obligations and are subordinated to all of our existing and future senior debt, including our Credit Facility. The obligations under the 2018 Notes are fully and unconditionally guaranteed on a senior subordinated basis by each of our existing and future domestic restricted subsidiaries with certain exceptions. The guarantees are general unsecured senior subordinated obligations of the guarantors and are subordinated to all existing and future senior debt of the guarantors.

We may redeem some or all of the 2018 Notes at any time prior to March 1, 2014 at the principal amount plus a “make whole” premium. We may redeem some or all of the 2018 Notes at any time on or after March 1, 2014 for 104.125%, after March 1, 2015 for 102.063% and after March 1, 2016 for 100%, plus accrued and unpaid interest. Additionally, at any time prior to March 1, 2013, we may redeem up to 35% of the 2018 Notes with any proceeds we receive from certain equity offerings at a redemption price of 108.25% of the principal amount, plus accrued and unpaid interest. The holders of the 2018 Notes have the right to require us to repurchase all or a portion of the 2018 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.

The 2018 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions.

We expect that our principal sources of funds will be cash generated from our operations and, if necessary, borrowings under our $275 million revolving credit facility. During the current economic downturn, some companies have experienced difficulties in drawing on lines of credit, issuing debt and raising capital. Based on our anticipated cash needs, availability under our revolving credit facility and the scheduled maturity of our debt, we believe that, notwithstanding these adverse market conditions, our sources of liquidity should be adequate to meet our working capital, capital spending and other cash needs for at least the next 12 months. However, we cannot assure you that these sources will continue to provide us with sufficient liquidity and, should we require it, that we will be able to obtain financing on terms satisfactory to us, or at all.

During fiscal 2010, we repurchased 2.5 million shares of our common stock for an aggregate price of approximately $25.0 million and 4.3 million shares of our Class A common stock for an aggregate price of approximately $40.8 million. In July 2010, our Board of Directors authorized a new $100 million share repurchase program of our common stock, under which approximately $19 million has been repurchased as of September 25, 2010. We expect to continue our repurchases from time to time depending on market conditions and subject to the ability to effect repurchases under our credit facility.

At September 25, 2010, our total debt outstanding was $400.3 million versus $408.1 million at September 26, 2009.

The table below presents our significant contractual cash obligations by fiscal year:

Contractual Obligations	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Thereafter	Total
	(in millions)
Long-term debt, including current maturities (1)	$0.2	$0.1	$—	$—	$—	$400.0	$400.3
Interest payment obligations (2)	33.0	33.0	33.0	33.0	33.0	82.5	247.5
Operating leases	18.4	10.3	7.5	4.7	3.3	1.9	46.1
Purchase commitments (3)	78.0	32.1	21.0	13.0	8.7	4.8	157.6
Performance-based payments (4)	—	—	—	—	—	—	—

Total	$129.6	$75.5	$61.5	$50.7	$45.0	$489.2	$851.5

(1)	Excludes $0.8 million of outstanding letters of credit related to normal business transactions. See Note 9 to the consolidated financial statements for further discussion of long-term debt.
(2)	Estimated interest payments to be made on our long-term debt. See Note 9 to the consolidated financial statements for description of interest rate terms.
(3)	Contracts for purchases of grains, grass seed and pet food ingredients, used primarily to mitigate risk associated with increases in market prices and commodity availability.
(4)	Possible performance-based payments associated with prior acquisitions of businesses are not included in the above table, because they are based on future performance of the businesses acquired, which is not yet known. Performance-based payments in fiscal 2010 were approximately $1.8 million, approximately $6.5 million in fiscal 2009 and approximately $4.0 million in fiscal 2008. Performance-based periods extend through 2014.

We adopted provisions of Accounting Standards Codification (ASC) 740, “Income Taxes,” on the first day of fiscal 2008, which resulted in a $0.5 million increase to our liability for uncertain tax position. The increase was recorded as a cumulative effect adjustment to retained earnings. As of September 25, 2010, we had unrecognized tax benefits of $0.5 million and accrued interest and penalties of $0.1 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

We believe that cash flows from operating activities, funds available under our revolving credit facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $30 million for the next 12 months, which are related primarily to replacements and upgrades to plant and equipment and investment in our implementation of a scalable enterprise-wide information technology platform. We are investing in this information technology platform to improve existing operations, to support future growth and enable us to take advantage of new applications and technologies. We have invested approximately $51 million from fiscal 2005 through fiscal 2010 in this initiative and plan to invest up to an additional $8 million in fiscal 2011 for planned implementations. Capital expenditures for 2012 and beyond will depend upon the pace of conversion of those remaining legacy systems. This initiative, when complete, will combine our numerous information systems into one enterprise system and create a common business model and common data, which should create greater efficiency and effectiveness.

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

Recent Accounting Pronouncements

Fair Value Measurements

On September 27, 2009, we adopted the sections of ASC 820 regarding nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The applicable sections of ASC 820 were applied prospectively. The adoption of the various sections of ASC 820 on September 27, 2009 did not have a material impact on our consolidated financial statements.

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

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures about Fair Value Measurements.” This ASU requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The ASU also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009 and became effective for us on December 27, 2009. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and will be effective for us on September 25, 2011.

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

Noncontrolling Interests in Consolidated Financial Statements

On September 27, 2009, we adopted ASC 810-10-65-1, “Consolidation.” This section requires reporting entities to present noncontrolling interests in any of its consolidated entities as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. The adoption did not have an impact on net earnings or equity available to our shareholders, but impacted the presentation format of our consolidated statements of operations, consolidated balance sheets and consolidated statements of shareholders’ equity and comprehensive income as follows:

•	Consolidated net income (loss) was recast to include net income (loss) attributable to both Central and noncontrolling interests in the condensed consolidated statements of operations.

•	Noncontrolling interests were reclassified from mezzanine equity to equity, separate from Central’s shareholders’ equity, in the condensed consolidated balance sheets.

•

The condensed consolidated statements of cash flows now begin with net income (loss) (including noncontrolling interests) instead of net income (loss) attributable to Central, with net income (loss) from noncontrolling interests no longer a reconciling item in arriving at net cash provided by operating activities.

•	Consolidated statements of equity and comprehensive income have been combined and were recast to include noncontrolling interests.

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

Variable Interest Entities

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. This ASU became effective for us on September 26, 2010. We do not anticipate the adoption of this standard to have a material impact on our consolidated financial statements.

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

We performed our fiscal 2010 annual goodwill impairment test as of June 26, 2010. Key assumptions used to determine the fair value of each reporting unit as of our fiscal 2010 annual testing date were: (a) expected cash flow for the period from 2011 to 2016; and (b) a discount rate of 10%, which was based on management’s best estimate of the after-tax weighted average cost of capital. Based on our analysis, we concluded there was no impairment of goodwill, as the fair values exceeded the carrying values for goodwill by a significant amount.

As of June 26, 2010, if forecasted cash flows had been 10% lower than estimated, the resulting goodwill impairment, if any, would not have changed. As of June 26, 2010, if the discount rate applied in our analysis had been 100 basis points higher than estimated, the resulting fair value did not indicate potential impairment.

Changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of the reporting units in the future and could result in additional impairment of goodwill.

We may need to reevaluate our goodwill impairment analysis in future quarters.

Intangible assets

Indefinite-lived intangible assets consist primarily of acquired trade names and trademarks. Indefinite-lived intangible assets are tested annually for impairment or whenever events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized for an intangible asset with an indefinite useful life if its carrying value exceeds its fair value.

Indefinite-lived intangible assets are tested for impairment by comparing the fair value of the asset to the carrying value. Fair value is determined based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, discount rates, weighted average cost of capital, and assumed royalty rates. Future net sales and short-term growth rates are estimated for trade names based on management’s forecasted financial results which consider key business drivers such as specific revenue growth initiatives, market share changes and general economic factors such as consumer spending.

During fiscal 2010, we performed an evaluation of the fair value of our indefinite-lived trade names and trademarks. Our expected revenues are based on our fiscal 2011 plan and market growth or decline estimates for fiscal 2011 through fiscal 2016. We also included revenue growth estimates based on current initiatives expected to help us improve performance. We recognized a non-cash $12.0 million impairment charge to our indefinite-lived intangible assets as a result of the continuing challenging economic environment. The estimated fair value of the remaining $27.8 million of indefinite-lived intangible assets exceeded their carrying values. In fiscal 2009, we tested our indefinite-lived intangible assets and no impairment was indicated.

Long-Lived Assets

We review our long-lived assets, including amortizable intangibles and property, plant and equipment, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized for amortizable intangible assets and property, plant and equipment when estimated undiscounted future cash flows expected to result from use of the asset are less than its carrying amount. Management determines fair value by estimating future cash flows as a result of forecasting sales and costs. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. In fiscal 2010, factors were present indicating the carrying value of certain amortizable intangible assets may not be recoverable, which prompted us to perform impairment testing on these assets. The carrying values of the assets were determined to be recoverable, and accordingly, no impairment charges were recognized during fiscal 2010. Other factors indicating the carrying value of our amortizable intangible assets may not be recoverable were not present during fiscal 2009, and accordingly, no impairment charges were recognized in fiscal 2009. In fiscal 2008, we recognized a $27.0 million impairment charge in Garden Products related to under-performing assets, including certain trademarks. Should market conditions or the assumptions used by us in determining the fair value of assets change, or management change plans regarding the future usage of certain assets, additional charges to operations may be required in the period in which such conditions occur.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes result primarily from bad debt allowances, inventory and goodwill write-downs, depreciation and nondeductible reserves. We establish a valuation allowance for deferred tax assets when management believes it is more likely than not a deferred tax asset will not be realized. As of fiscal 2010 and 2009, we had valuation allowances related to various state net deferred tax assets of $7.0 million and $6.8 million, respectively. United States income taxes have not been provided on undistributed earnings (approximately $1.4 million at September 25, 2010) of our foreign subsidiary since all such earnings are considered indefinitely reinvested overseas. The potential deferred tax liability associated with these earnings, net of foreign tax credits associated with the earnings, is approximately $0.1 million.

Accruals for Self-Insurance

We maintain insurance for certain risks, including workers’ compensation, general liability and vehicle liability, and are self-insured for employee related health care benefits. Our workers’ compensation, general liability and vehicle liability insurance policies include deductibles of $250,000 to $350,000 per occurrence, with a separate deductible of $50,000 for physical damage. We maintain excess loss insurance that covers any health care claims in excess of $700,000 per person per year. We maintain a self-insurance reserve for losses, determined with assistance from a third-party actuary, based on claims filed and actuarial estimates of the ultimate loss amount inherent in the claims, including losses for claims incurred but not reported. Any actuarial projection of losses concerning workers’ compensation and general liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insurance liabilities. However, any differences in estimates and assumptions could result in accrual requirements materially different from the calculated accruals.

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

Interest Rate Risk. The interest payable on our revolving credit facility is based on variable interest rates and therefore affected by changes in market interest rates. We have no variable rate debt outstanding as of September 25, 2010. If interest rates on our variable rate debt had changed by 10% compared to actual rates, interest expense would have increased or decreased by approximately $0.3 million in fiscal 2010. In addition, we have investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates.

Commodity Prices. We are exposed to fluctuations in market prices for grains, grass seed and pet food ingredients. To mitigate risk associated with increases in market prices and commodity availability, we enter into contracts for purchases, primarily to ensure commodity availability to us in the future. As of September 25, 2010, we had entered into fixed purchase commitments for commodities totaling approximately $157.6 million. A 10% change in the market price for these commodities would have resulted in an additional pretax gain or loss of $15.8 million related to the contracts outstanding as of September 25, 2010.

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

Based on evaluation of the criteria set forth by COSO in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 25, 2010.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on our internal control over financial reporting, which appears on page 46 of this Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Central Garden & Pet Company:

We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company”) as of September 25, 2010 and September 26, 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three fiscal years in the period ended September 25, 2010. We also have audited the Company’s internal control over financial reporting as of September 25, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Garden & Pet Company and subsidiaries as of September 25, 2010 and September 26, 2009, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 25, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 25, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, on September 27, 2009, the Company adopted “Financial Accounting Standards Board Accounting Standards Codification 810-10-65-1, Consolidation,” and retrospectively adjusted all periods presented in the consolidated financial statements.

/s/ Deloitte & Touche LLP

San Francisco, California

November 19, 2010

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED BALANCE SHEETS

	September 25, 2010	September 26, 2009
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$91,460	$85,668
Short term investments	15,320	—
Accounts receivable, net	192,422	206,565
Inventories	285,964	284,834
Prepaid expenses, deferred income taxes and other	42,733	44,425

Total current assets	627,899	621,492
Land, buildings, improvements and equipment:
Land	8,925	8,925
Buildings and improvements	95,664	95,711
Transportation equipment	4,031	3,734
Machinery and warehouse equipment	150,215	142,051
Office furniture and equipment	91,294	87,160

Total.	350,129	337,581
Less accumulated depreciation and amortization	(184,848)	(172,847)

Land, buildings, improvements and equipment – net	165,281	164,734
Goodwill	207,319	207,749
Other intangible assets, net	86,798	103,366
Deferred income taxes and other assets	43,587	53,584

Total.	$1,130,884	$1,150,925

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$112,611	$108,836
Accrued expenses	81,418	82,143
Current portion of long-term debt	165	3,270

Total current liabilities	194,194	194,249
Long-term debt	400,106	404,815
Other long-term obligations	4,441	4,526
Commitments and contingencies
Equity:
Common stock	163	188
Class A common stock	437	475
Class B stock	16	16
Additional paid-in capital	483,817	531,300
Retained earnings	45,319	12,044
Accumulated other comprehensive income	944	1,062

Total Central Garden & Pet shareholders’ equity	530,696	545,085

Noncontrolling interest	1,447	2,250

Total equity	532,143	547,335

Total	$1,130,884	$1,150,925

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 25, 2010	September 26, 2009	September 27, 2008
	(in thousands, except per share amounts)
Net sales	$1,523,648	$1,614,300	$1,705,386
Cost of goods sold and occupancy	1,008,482	1,086,974	1,184,058

Gross profit	515,166	527,326	521,328
Selling, general and administrative expenses	394,092	401,340	415,978
Goodwill and other impairments	12,000	—	429,764

Income (loss) from operations	109,074	125,986	(324,414)
Interest expense	(33,706)	(22,710)	(38,326)
Interest income	119	649	1,053
Other income	419	52	2,116

Income (loss) before income taxes and noncontrolling interest	75,906	103,977	(359,571)
Income taxes (tax benefit)	28,110	36,368	(93,069)

Net income (loss) including noncontrolling interest	47,796	67,609	(266,502)
Net income attributable to noncontrolling interest	1,963	1,661	833

Net income (loss) attributable to Central Garden & Pet Company	$45,833	$65,948	$(267,335)

Net income (loss) per share attributable to Central Garden & Pet Company:
Basic	$0.71	$0.95	$(3.76)
Diluted	$0.70	$0.94	$(3.76)
Weighted average shares used in the computation of net income (loss) per share:
Basic	64,272	69,499	71,117
Diluted	65,091	70,264	71,117

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(dollars in thousands)

	Central Garden & Pet Company										Noncontrolling Interest	Total
	Common Stock		Class A Common Stock		Class B Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 29, 2007	22,297,985	$221	47,860,603	$478	1,652,262	$16	$553,728	$217,335	$5,195	$776,973	$1,834	$778,807
Stock-based compensation							5,977			5,977		5,977
Tax benefit from exercise of stock options							68			68		68
Issuance of common stock			606,396	7			1,425			1,432		1,432
Repurchase of common stock	(1,289,601)	(11)					(5,888)			(5,899)		(5,899)
Cumulative effect of adoption of ASC 740, “Income Taxes”								(463)		(463)		(463)
Comprehensive loss
Net change in foreign currency translation.									(1,995)	(1,995)		(1,995)
Net loss								(267,335)		(267,335)	833	(266,502)

Total comprehensive loss										(269,330)	833	(268,497)

Balance, September 27, 2008	21,008,384	210	48,466,999	485	1,652,262	16	555,310	(50,463)	3,200	508,758	2,667	511,425
Stock-based compensation							4,567			4,567		4,567
Tax deficiency on exercise of stock options, net of tax benefit							(664)			(664)		(664)
Restricted share activity	(42,592)	(1)	736,970	7			3,594			3,600		3,600
Issuance of common stock	34,504	1	414,838	4			2,134			2,139		2,139
Repurchase of common stock	(2,223,141)	(22)	(2,085,853)	(21)			(33,641)	(3,441)		(37,125)		(37,125)
Distribution to noncontrolling interest											(2,082)	(2,082)
Other											4	4
Comprehensive income
Net change in foreign currency translation.									(2,138)	(2,138)		(2,138)
Net income								65,948		65,948	1,661	67,609

Total comprehensive income										63,810	1,661	65,471

Balance, September 26, 2009	18,777,155	188	47,532,954	475	1,652,262	16	531,300	12,044	1,062	545,085	2,250	547,335
Stock-based compensation							3,607			3,607		3,607
Tax benefit on exercise of stock options							836			836		836
Restricted share activity	(11,629)		73,240	1			(208)			(207)		(207)
Issuance of common stock	22,903		363,703	4			1,466			1,470		1,470
Repurchase of common stock	(2,529,725)	(25)	(4,273,471)	(43)			(53,184)	(12,558)		(65,810)		(65,810)
Distribution to noncontrolling interest											(2,761)	(2,761)
Other											(5)	(5)
Comprehensive income
Net change in foreign currency translation									(118)	(118)		(118)
Net income								45,833		45,833	1,963	47,796

Total comprehensive income										45,715	1,963	47,678

Balance, September 25, 2010	16,258,704	$163	43,696,426	$437	1,652,262	$16	$483,817	$45,319	$944	$530,696	$1,447	$532,143

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 25, 2010	September 26, 2009	September 27, 2008
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$47,796	$67,609	$(266,502)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,869	29,155	32,517
Stock-based compensation	5,556	10,646	13,422
Excess tax benefits from stock-based awards	(836)	(542)	(68)
Deferred income taxes	17,420	25,713	(109,717)
Reversal of property sale gain	—	4,700	—
Loss on extinguishment of debt	3,633	—	—
(Gain) loss on sale of a business, property and equipment	395	(805)	(6,028)
Goodwill and other impairments	12,000	—	429,764
Proceeds from interest rate swap termination, net of amounts reclassified into earnings	—	1,901	—
Changes in assets and liabilities (excluding businesses acquired):
Receivables	14,132	50,046	(13,223)
Inventories	(1,227)	62,886	29,832
Prepaid expenses and other assets	3,677	672	8,397
Accounts payable	2,918	(24,517)	(3,980)
Accrued expenses	981	(3,315)	(435)
Other long-term obligations	(85)	(2,511)	1,049

Net cash provided by operating activities	135,229	221,638	115,028

Cash flows from investing activities:
Additions to property	(24,190)	(16,505)	(22,349)
Businesses acquired, net of cash acquired	(1,756)	(6,549)	(5,010)
Proceeds from business, property and equipment sales	—	2,512	12,053
Investment in short-term and restricted investments	(15,320)	—	(100)

Net cash used in investing activities	(41,266)	(20,542)	(15,406)

Cash flows from financing activities:
Repayments on revolving line of credit	(10,000)	(551,000)	(804,000)
Borrowings on revolving line of credit	10,000	473,000	718,000
Repayments of long-term debt	(407,924)	(25,001)	(2,611)
Issuance of long-term debt	400,000	—	—
Proceeds from issuance of common stock	1,294	479	1,432
Excess tax benefits from stock-based awards	836	542	68
Repurchase of common stock, including shares surrendered for tax withholding	(66,901)	(37,821)	(5,899)
Redemption of preferred stock	—	—	(750)
Distribution to noncontrolling interest	(2,761)	(2,082)	—
Payment of financing costs	(12,711)	(128)	(175)

Net cash used in financing activities	(88,167)	(142,011)	(93,935)

Effect of exchange rate changes on cash and equivalents	(4)	(346)	187

Net increase in cash and cash equivalents	5,792	58,739	5,874
Cash and cash equivalents at beginning of year	85,668	26,929	21,055

Cash and cash equivalents at end of year	$91,460	$85,668	$26,929

Supplemental information:
Cash paid for interest	$31,572	$22,876	$39,818
Cash paid for income taxes – net of refunds	10,415	18,168	9,511
Non-cash investing activities:
Liabilities assumed in connection with acquisitions	—	—	1,505
Capital expenditures incurred but not paid	2,098	1,248	1,126
Note receivable from sale of property	—	—	3,850
Non-cash financing activities:
Repurchased shares settled but not yet paid	889	—	—
Offset of subordinated notes with escrow	—	12,825	—
Restricted share stock bonus	—	6,222	—

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended September 25, 2010,

September 26, 2009 and September 27, 2008

1. Organization and Significant Accounting Policies

Organization – Central Garden & Pet Company (“Central”), a Delaware corporation, and subsidiaries (the “Company”), is a leading marketer and producer of quality branded products for the pet and lawn and garden supplies markets.

Basis of Consolidation and Presentation – The consolidated financial statements include the accounts of Central and all majority-owned subsidiaries. Noncontrolling interests in consolidated entities are recognized for the share of assets, liabilities and operating results not owned by Central. All intercompany balances and transactions have been eliminated.

Noncontrolling Interest – Noncontrolling interest in the Company’s condensed consolidated financial statements represents the 20% interest not owned by the Company in a consolidated subsidiary. Since the Company controls this subsidiary, its financial statements are fully consolidated with those of the Company, and the noncontrolling owner’s 20% share of the subsidiary’s net assets and results of operations is deducted and reported as noncontrolling interest on the consolidated balance sheets and as net income (loss) attributable to noncontrolling interest in the consolidated statements of operations. Effective September 27, 2009, the Company adopted new accounting guidance, as discussed further below, concerning the treatment of noncontrolling interests in consolidated financial statements. The new guidance changed the accounting and reporting for minority interests, which have been re-characterized as noncontrolling interests. Prior period financial statements and disclosures for existing minority interests have been restated in accordance with the new guidance. As of September 26, 2009, the liability related to noncontrolling interest was $2.3 million, and was included as mezzanine equity on the consolidated balance sheets. For the fiscal years ended September 26, 2009 and September 27, 2008, the net income attributable to noncontrolling interest was $1.7 million and $0.8 million, respectively, and was included as minority interest on the consolidated statements of operations. All other requirements of the new guidance have been applied prospectively. See the Company’s consolidated statements of shareholders’ equity and comprehensive income for revised presentation required by the adoption of that guidance.

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

Revenue Recognition – Sales are recognized when merchandise is shipped, risk of loss and title passes to the customer and the Company has no further obligations to provide services related to such merchandise. Discounts, volume-based rebate incentives and most cooperative advertising amounts are recorded as a reduction of sales. The Company’s current practice on product returns is to accept and credit the return of unopened cases of products from customers where the quantity is small, where the product has been mis-shipped or the product is defective. Provisions are made for estimated sales returns which are deducted from net sales at the time of shipment. Sales also include shipping and handling costs billed directly to customers. The amount billed to customers for shipping and handling costs included in net sales for the fiscal years ended September 25, 2010, September 26, 2009 and September 27, 2008 was $1.2 million, $1.1 million and $1.7 million, respectively.

Cost of goods sold and occupancy consists of cost of product, inbound freight charges, purchasing and receiving costs, certain indirect purchasing, merchandise handling and storage costs, internal transfer costs as

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

well as allocations of overhead costs, including depreciation, related to the Company’s facilities. Cost of goods sold excludes substantially all shipping and handling and out-bound freight costs to customers, which are included in selling, general and administrative expenses as delivery expenses. The cost of shipping and handling, including internal costs and payments to third parties, included in delivery expenses within selling, general and administrative expenses for the fiscal years ended September 25, 2010, September 26, 2009 and September 27, 2008 was $48.6 million, $51.7 million and $62.7 million, respectively. Amounts billed to customers for shipping and handling costs are included in net sales.

Advertising Costs – The Company expenses the costs of advertising as incurred. Advertising expenses were $35.9 million, $31.4 million and $35.7 million in fiscal 2010, 2009 and 2008, respectively.

401(k) Plans – The Company sponsors several 401(k) plans which cover substantially all employees. The Company’s matching contributions expensed under these plans were $1,924,000, $2,040,000 and $1,563,000 for fiscal years 2010, 2009 and 2008, respectively. In fiscal 2010, 2009 and fiscal 2008, the Company’s matching contributions made in the Company’s Class A common stock resulted in the issuance of approximately 198,000, 300,000 and 190,000 shares, respectively.

Other income consists principally of earnings from equity method investments and foreign exchange gains and losses.

Income taxes are accounted for under the asset and liability method. Deferred income taxes result primarily from bad debt allowances, inventory and goodwill write-downs, amortization and nondeductible reserves. The Company establishes a valuation allowance for deferred tax assets when management believes it is more likely than not a deferred tax asset will not be realized. As of fiscal 2010 and 2009, the Company had valuation allowances related to various state net deferred tax assets of $7.0 million and $6.8 million, respectively. United States income taxes have not been provided on undistributed earnings (approximately $1.4 million at September 25, 2010) of the Company’s foreign subsidiary since all such earnings are considered indefinitely reinvested overseas. The potential deferred tax liability associated with these earnings, net of foreign tax credits associated with the earnings, is approximately $0.1 million.

Cash and cash equivalents include all highly liquid debt instruments with a maturity of three months or less at the date of purchase.

Short term investments include investments with original maturities greater than three months and remaining maturities of one year or less.

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

Long-Lived Assets – The Company reviews its long-lived assets, including amortizable and indefinite-lived intangible assets and property, plant and equipment, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, and annually for indefinite-lived intangible assets. An impairment loss would be recognized for amortizable intangible assets and property, plant and equipment when estimated undiscounted future cash flows expected to result from the use of the asset are less than its carrying amount. An impairment loss would be recognized for an intangible asset

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with an indefinite useful life if its carrying value exceeds its fair value. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company has recorded asset impairment charges when the carrying value of an asset was in excess of its fair value. In fiscal 2010, the Company recognized a non-cash $12.0 million impairment charge to its indefinite-lived intangible assets as a result of the continuing challenging economic environment. See Note 8 – Other Intangible Assets.

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

In December 2007, the Company sold a facility for approximately $5.1 million and entered into a leaseback of the property from the purchaser for a period of approximately eight months. The Company is accounting for the leaseback as an operating lease. The Company received cash of $1.3 million and a $3.8 million interest bearing recourse note. The Company recognized a gain of approximately $4.6 million from this sale in the Garden Products segment in fiscal 2008. The note was due in full in January 2009. In January 2009 and through September 25, 2010, the Company extended the terms of the note payable on a month-to-month basis and is continuing to lease the property on a month-to-month basis. Although the Company retains its rights under the terms of the recourse note, it now appears the ultimate repayment may be dependent on the buyer’s sale of the facility. Accordingly, in fiscal 2009, the Company revised its accounting to reverse the previously recognized sale and associated gain for accounting purposes.

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

Restricted Assets – In connection with the purchase of an additional 60% of equity interest in Tech Pac LLC. in March 2006, the Company deposited approximately $15.5 million into an account for possible contingent performance-based payments. In fiscal 2009, a net amount of $4.8 million in cash was paid in performance based payments which the Company recognized as additional goodwill. There are no remaining contingent performance-based payments due to the seller. As part of the resolution of the contingent payments, the Company became the beneficiary of the remaining funds in the escrow, which were comprised primarily of $12.8 million of aggregate principal amount of the Company’s senior subordinated notes. Under the requirements of ASC 860, “Transfers and Servicing,” the senior subordinated notes contained within the escrow accounts were recorded as a reduction of debt for accounting purposes against our senior subordinated notes balance as of September 26, 2009. The senior subordinated notes held in escrow were retired in March 2010 as part of the Company’s tender offer and purchase of its 9.125% senior subordinated notes due February 1, 2013 (the “2013 Notes”).

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments – The Company owns membership interests (from 33% to 49%) in two unconsolidated companies. The Company accounts for its interest in these entities using the equity method. Equity income of $0.6 million in fiscal 2010, $0.1 million in fiscal 2009 and $2.7 million in fiscal 2008 is included in other income in the consolidated statements of operations. The Company’s investment in these entities was $6.3 million at September 25, 2010 and $6.4 million at September 26, 2009. During fiscal 2008, the Company determined that the goodwill for one of these investments was impaired as a result of its annual impairment analysis. Accordingly, the Company recorded a non-cash charge of approximately $1.0 million in fiscal 2008. On a combined basis, the assets, liabilities, revenues and expenses of these entities are not significant.

Accruals For Insurance – The Company maintains insurance for certain risks, including workers’ compensation, general liability and vehicle liability, and is self-insured for employee related health care benefits. The Company’s workers’ compensation, general liability and vehicle liability insurance policies include deductibles of $250,000 to $350,000 per occurrence. The Company maintains excess loss insurance that covers any health care claims in excess of $700,000 per person per year. The Company establishes reserves for losses based on its claims experience and actuarial estimates of the ultimate loss amount inherent in the claims, including claims incurred but not yet reported. Costs are recognized in the period the claim is incurred, and the financial statement accruals include an estimate of claims incurred but not yet reported.

Fair Value of Financial Instruments – At September 25, 2010 and September 26, 2009, the carrying amount of cash and cash equivalents, short-term investments, accounts receivable and payable, short term borrowings and accrued liabilities approximates fair value because of the short-term nature of these instruments. The estimated fair value of the Company’s senior subordinated notes is based on quoted market prices for these instruments. See Note 3 for further information regarding the fair value of the Company’s financial instruments.

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

The Company does not perform the assessments required to achieve hedge accounting for commodity derivative positions. Accordingly, the changes in the values of these derivatives are recorded currently in its consolidated statements of operations. As of September 25, 2010, the notional amount of these contracts was not significant.

In February 2009, the Company’s $75 million pay-floating interest rate swap was terminated prior to its maturity by the counterparty in accordance with the terms of the interest rate swap agreement. As a result of this swap termination, the Company received cash proceeds and realized a settlement gain of $2.3 million that was recorded as an adjustment to the carrying amount of the related debt. The settlement gain was being amortized as an offset to interest expense over the remaining term of the debt. In conjunction with the tender offer and

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase of the Company’s 2013 Notes in March 2010, the remaining unamortized gain on the pay-floating interest rate swap was recognized and included as part of the loss on extinguishment of debt included in interest expense on the consolidated statements of operations.

Stock-Based Compensation – Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is expensed ratably over the service period of the award. Total compensation costs recognized under all share-based arrangements in fiscal 2010 was $5.6 million ($3.5 million after tax), fiscal 2009 was $10.6 million ($6.9 million after tax) and in fiscal 2008 was $13.4 million ($8.5 million after tax). See Note 12 for further information.

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

Recent Accounting Pronouncements – On September 27, 2009, the Company adopted the sections of ASC 820 “Fair Value Measurements” regarding nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Fair value measurements of non-financial assets and liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. The applicable sections of ASC 820 were applied prospectively. The adoption of the various sections of ASC 820 on September 27, 2009 did not have a material impact on the Company’s consolidated financial statements.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•	Consolidated Statements of Equity and Comprehensive Income have been combined and were recast to include noncontrolling interests.

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

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. This ASU became effective for the Company on September 26, 2010. The Company does not anticipate the adoption of this standard to have a material impact on its consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no significant financial assets or liabilities on the balance sheet that were measured at fair value as of September 25, 2010.

In February 2009, the Company’s $75 million pay-floating interest rate swap was terminated prior to its maturity by the counterparty in accordance with the terms of the interest rate swap agreement. Prior to its termination, the swap was measured under Level 2 inputs in the fair value hierarchy. As a result of this swap termination, the Company received cash proceeds and realized a settlement gain of $2.3 million that was recorded as an adjustment to the carrying amount of the related debt. In conjunction with the tender offer and purchase of the Company’s 9.125% senior subordinated notes in March 2010, the remaining unrecognized gain on the pay-floating interest rate swap was recognized and included as part of the loss on extinguishment of debt included in interest expense on the condensed consolidated statements of operations. See Note 9, Long-Term Debt, for further information.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets using a discounted cash flows with Level 3 inputs in the fair value hierarchy. In fiscal 2010, the carrying value of $26.9 million of indefinite-lived intangible assets were written down to their estimated fair value of $14.9 million, resulting in an impairment charge of $12.0 million, which was included in earnings for the period.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Financial Instruments

The Company’s financial instruments include cash and equivalents, short term investments consisting of a bank certificate of deposit, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of the Company’s $400 million 8.25 % senior subordinated notes due 2018 as of September 25, 2010 was $407.5 million, compared to a carrying value of $400.0 million. The estimated fair value is based on quoted market prices for these notes.

4. Acquisitions

Fiscal 2010

The Company made no acquisitions during fiscal 2010. Contingent performance payments of $1.8 million were paid for acquisitions made in prior years, which were recorded as goodwill in fiscal 2010.

Fiscal 2009

The Company made no acquisitions during fiscal 2009. Contingent performance payments of $6.5 million were paid for acquisitions made in prior years, which were recorded as goodwill in fiscal 2009.

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

5. Concentration of Credit Risk and Significant Customers and Suppliers

Customer Concentration – Approximately 46% of the Company’s net sales for fiscal 2010 and 2009, and 41% for fiscal 2008, were derived from sales to the Company’s top five customers. The Company’s largest customer accounted for approximately 17% of the Company’s net sales in fiscal 2010, 18% of the Company’s net sales in fiscal 2009, and 17% in fiscal 2008. The Company’s second largest customer accounted for approximately 10% of the Company’s net sales in fiscal 2010, 11% of the Company’s net sales in fiscal 2009 and approximately 8% in fiscal 2008. The Company’s third largest customer accounted for approximately 8%, 7% and 6% of the Company’s net sales in each of the fiscal 2010, 2009 and 2008, respectively. The loss of, or significant adverse change in, the relationship between the Company and any of these three customers could have a material adverse effect on the Company’s business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company’s inability to collect accounts receivable from any major customer could also have a material adverse impact on the Company’s business and financial results. As of September 25, 2010 and September 26, 2009 accounts receivable from the Company’s top five customers comprised 40% and 44% of the Company’s total accounts receivable, including 11% and 13% from the Company’s largest customer, respectively.

Supplier Concentration – While the Company purchases products from many different manufacturers and suppliers, approximately 9%, 8% and 6% of the Company’s cost of goods sold in fiscal 2010, 2009 and 2008, respectively, were derived from products purchased from the Company’s five largest suppliers.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts are summarized below (in thousands):

Description	Balances at Beginning of Period	Charged to Costs and Expenses	Asset Write-Offs, Less Recoveries	Balances at End of Period
Fiscal year ended September 27, 2008	$13,803	$6,381	$(5,003)	$15,181
Fiscal year ended September 26, 2009	15,181	6,730	(3,897)	18,014
Fiscal year ended September 25, 2010	18,014	5,647	(2,097)	21,564

7. Goodwill

Changes in the carrying amount of goodwill for the fiscal years ended September 25, 2010, September 26, 2009 and September 27, 2008 are as follows (in thousands):

	Garden Products Segment	Pet Products Segment	Total
Balance as of September 29, 2007	$195,043	$403,715	$598,758
Additions (reductions)	10,831	(5,630)	5,201
Currency translation	—	(608)	(608)
Impairments (1)	(205,874)	(195,978)	(401,852)

Balance as of September 27, 2008	—	201,499	201,499
Additions	4,799	1,451	6,250

Balance as of September 26, 2009	4,799	202,950	207,749

Additions (reductions)	881	(1,311)	(430)

Balance as of September 25, 2010	$5,680	$201,639	$207,319

(1)	Total goodwill impaired during fiscal 2008 was approximately $403 million. Approximately $1 million related to an equity method investment recorded in other assets. (See Note 1 – Organization and Significant Accounting Policies.)

Additions or reductions to goodwill include acquisitions, purchase price adjustments and adjustments of amounts upon finalization of purchase accounting.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 29, 2007, due to the continuing challenging business conditions and the significant decline in the Company’s market capitalization, the Company concluded there was an indication of possible impairment. Certain key assumptions used to determine the fair value of each reporting unit as of December 29, 2007 were revised to reflect: (a) significant reductions in future expected cash flows for the period from 2008 to 2013 due to the continuing soft economy, weakness in the housing sector and other reasons; and (b) a discount rate of 15%, which was based on management’s best estimate of the after-tax weighted average cost of capital, adjusted for the Company’s increased level of financial risk and the increased risk associated with the Company’s future operations. Based on the Company’s analysis and the sustained decline in market capitalization, the Company concluded that there was an impairment of goodwill and, thus, recognized a non-cash charge of $400 million in the first quarter of fiscal 2008, comprised of $202 million relating to the Company’s Garden Products segment and $198 million relating to the Company’s Pet Products segment.

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

The Company performed its fiscal 2010 annual goodwill impairment test as of June 26, 2010. Key assumptions used to determine the fair value of each reporting unit as of the fiscal 2010 annual testing date were: (a) expected cash flow for the period from 2011 to 2016; and (b) a discount rate of 10%, which was based on management’s best estimate of the after-tax weighted average cost of capital. Based on the Company’s analysis, it concluded there was no impairment of goodwill.

As of June 26, 2010, if forecasted cash flows had been 10% lower than estimated, the resulting goodwill impairment, if any, would not have changed. As of June 26, 2010, if the discount rate applied in the Company’s analysis had been 100 basis points higher than estimated, the resulting goodwill impairment, if any, would not have changed.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
	(in millions)
September 25, 2010
Marketing-related intangible assets – amortizable	$12.3	$(5.0)	$—	$7.3
Marketing-related intangible assets – nonamortizable	59.6	—	(16.9)	42.7

Total	71.9	(5.0)	(16.9)	50.0

Customer-related intangible assets – amortizable	41.6	(10.8)	—	30.8

Other acquired intangible assets – amortizable	9.2	(3.2)	—	6.0
Other acquired intangible assets – nonamortizable	1.2	—	(1.2)	—

Total	10.4	(3.2)	(1.2)	6.0

Total other intangible assets	$123.9	$(19.0)	$(18.1)	$86.8

September 26, 2009
Marketing-related intangible assets – amortizable	$10.5	$(3.6)	$—	$6.9
Marketing-related intangible assets – nonamortizable	61.4	—	(4.9)	56.5

Total	71.9	(3.6)	(4.9)	63.4

Customer-related intangible assets – amortizable	41.6	(8.7)	—	32.9

Other acquired intangible assets – amortizable	9.2	(2.1)	—	7.1
Other acquired intangible assets – nonamortizable	1.2	—	(1.2)	—

Total	10.4	(2.1)	(1.2)	7.1

Total other intangible assets	$123.9	$(14.4)	$(6.1)	$103.4

Other intangible assets acquired include contract-based and technology-based intangible assets.

The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. In fiscal 2010, the Company recognized a non-cash $12.0 million impairment charge to its indefinite-lived intangible assets as a result of the continuing challenging economic environment. The fair value of the remaining $27.8 million of indefinite-lived intangible assets exceed their carrying value at September 25, 2010. In fiscal 2009, the Company tested its indefinite-lived intangible assets and no impairment was indicated. In fiscal 2008, indicators of impairment were identified within the Garden Products segment related to current operating losses in certain operations. Accordingly, the Company recognized a $6.1 million impairment charge related to certain trade names.

In fiscal 2010, factors were present indicating the carrying value of certain amortizable intangible assets may not be recoverable, which prompted the Company to perform impairment testing on these assets. The carrying values of the assets were determined to be recoverable, and accordingly, no impairment charges were recognized during fiscal 2010. Other factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present during fiscal 2009, and accordingly, no impairment charges were recognized during fiscal 2009.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 1 to 25 years; over weighted average remaining lives of eight years for marketing-related intangibles, 18 years for customer-related intangibles and six years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $4.6 million, $4.0 million and $4.3 million, for fiscal 2010, 2009 and 2008, respectively, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $4 million per year from fiscal 2011 through fiscal 2015.

9. Long-Term Debt

Long-term debt consists of the following:

	September 25, 2010	September 26, 2009
	(in thousands)
Senior subordinated notes, interest at 8.25%, payable semi-annually, principal due March 2018	$400,000	—
Senior subordinated notes, interest at 9.125% payable semi-annually	—	137,175
Term loan, interest at LIBOR + 1.50% or the prime rate plus 0.50%, quarterly principal payments of $750,000	—	268,602
Revolving credit facility, interest at Alternate Base Rate (“ABR”) plus 1.5% to 2.5% or LIBOR + 2.5% to 3.5%, final maturity June 2015	—	—
Unamortized deferred gain on pay-floating interest rate swap termination, maturing February 2013	—	1,901
Other notes payable	271	407

Total	400,271	408,085
Less current portion	(165)	(3,270)

Long-term portion	$400,106	$404,815

Senior Credit Facility

On June 25, 2010, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with respect to a five-year senior secured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $275 million. The Company has the option to increase the size of the Credit Facility by an additional $200 million of incremental term loans and/or revolving loans should it exercise its option and one or more lenders are willing to make such increased amounts available to it. There was no outstanding balance at September 25, 2010 under the Credit Facility. There were $0.8 million of letters of credit outstanding. After giving effect to the financial covenants in the Credit Agreement, the remaining potential borrowing capacity at September 25, 2010 was $274.2 million.

Interest on the Credit Facility is based, at the Company’s option, on a rate equal to the ABR, which is the greatest of the prime rate, the Federal Funds rate plus  1/2 of 1% or one month LIBOR plus 1%, plus a margin, which fluctuates from 1.5% to 2.5%, or LIBOR plus a margin, which fluctuates from 2.5% to 3.5% and commitment fees that range from 0.35% to 0.75%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of September 25, 2010, the applicable interest rate on the Credit Facility related to alternate base rate borrowings was 5.3%, and the applicable interest rate related to LIBOR rate borrowings was 3.3%.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Credit Facility is guaranteed by the Company’s material subsidiaries and is secured by the Company’s assets, excluding real property but including substantially all of the capital stock of the Company’s subsidiaries. The Credit Agreement contains certain financial and other covenants which require the Company to maintain minimum levels of interest coverage and maximum levels of senior debt to EBITDA and that restrict the Company’s ability to repurchase its stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Credit Facility. Under the terms of the Company’s Credit Facility, it may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount initially not to exceed $200 million over the life of the Credit Facility, subject to qualifications and baskets as defined in the Credit Agreement. We must maintain a minimum interest coverage ratio of 2.75 to 1.00 and a maximum senior secured leverage ratio of 2.00 to 1.00. As of September 25, 2010, our interest coverage ratio was 5.71 to 1.00 and our senior secured leverage ratio was 0.01 to 1.00. As of the quarter ended September 25, 2010, the Total Leverage Ratio, as defined in the Credit Agreement, was 2.57 to 1.00. Apart from the covenants limiting restricted payments and capital expenditures, the Credit Facility does not restrict the use of retained earnings or net income. The Company was in compliance with all financial covenants as of September 25, 2010.

The Company incurred approximately $3.1 million of costs in conjunction with this transaction, which included banking fees and legal expenses. These costs are being amortized over the term of the Credit Facility.

Senior Subordinated Notes

On March 8, 2010, the Company issued $400 million aggregate principal amount of 8.25% senior subordinated notes due March 1, 2018 (the “2018 Notes”). The Company used the proceeds together with available cash to purchase its outstanding $150 million aggregate principal amount of 9.125% senior subordinated notes due February 1, 2013 (the “2013 Notes”), including accrued interest, to repay the $267.1 million outstanding under its senior term loan maturing February 2012 and pay fees and expenses related to the offering. The Company received tenders and consents from the holders of $135.3 million of its 2013 Notes, including $12.8 million held in escrow for the benefit of the Company, which was previously recorded as a reduction of debt for accounting purposes against the Company’s 2013 Notes. The remaining $14.7 million of 2013 Notes were redeemed in April 2010.

The Company incurred approximately $9.5 million of debt issuance costs in conjunction with these transactions, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs are being amortized over the term of the 2018 Notes.

As a result of this debt refinancing, the Company incurred a pre-tax loss of $3.2 million, comprised of the unamortized deferred financing costs related to the 2013 Notes and the retired term loan, the tender call premium, consent fees and the unamortized gain on the swap termination related to the 2013 Notes. The amount is included in interest expense in the consolidated statements of operations.

The 2018 Notes require semiannual interest payments, which commenced on September 1, 2010. The 2018 Notes are unsecured senior subordinated obligations and are subordinated to all of the Company’s existing and future senior debt, including the Company’s Credit Facility. The obligations under the 2018 Notes are fully and unconditionally guaranteed on a senior subordinated basis by each of the Company’s existing and future domestic restricted subsidiaries with certain exceptions. The guarantees are general unsecured senior subordinated obligations of the guarantors and are subordinated to all existing and future senior debt of the guarantors.

The Company may redeem some or all of the 2018 Notes at any time prior to March 1, 2014 at the principal amount plus a “make whole” premium. The Company may redeem some or all of the 2018 Notes at any time on

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or after March 1, 2014 for 104.125%, after March 1, 2015 for 102.063% and after March 1, 2016 for 100%, plus accrued and unpaid interest. Additionally, at any time prior to March 1, 2013, the Company may redeem up to 35% of the 2018 Notes with any proceeds the Company receives from certain equity offerings at a redemption price of 108.25% of the principal amount, plus accrued and unpaid interest. The holders of the 2018 Notes have the right to require the Company to repurchase all or a portion of the 2018 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest through the repurchase date upon the occurrence of a change of control.

The 2018 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions.

The scheduled principal repayments on long-term debt as of September 25, 2010 are as follows:

(in thousands)
Fiscal year:
2011	$165
2012	56
2013	35
2014	15
2015	—
Thereafter	400,000

Total	$400,271

10. Commitments and Contingencies

Commitments

Purchase commitments – Production and purchase agreements (primarily for grass seed and grains) entered into in the ordinary course of business obligate the Company to make future purchases based on estimated yields. The terms of these contracts vary and have fixed prices or quantities. At September 25, 2010, estimated annual purchase commitments were $78.0 million for fiscal 2011, $32.1 million for fiscal 2012, $21.0 million for fiscal 2013, $13.0 million for fiscal 2014 and $8.7 million for fiscal 2015 and $4.8 million thereafter.

Leases – The Company has operating lease agreements principally for office and warehouse facilities and equipment. Such leases have remaining terms of 1 to 10 years. Rental expense was $26.9 million for fiscal 2010, $29.1 million for fiscal 2009 and $30.2 million for fiscal 2008.

Certain facility leases have renewal options and include escalation clauses. Minimum lease payments include scheduled rent increases pursuant to these escalation provisions.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate minimum annual payments on non-cancelable operating leases at September 25, 2010 are as follows:

(in thousands)
Fiscal year:
2011	$18,435
2012	10,344
2013	7,534
2014	4,635
2015	3,237
Thereafter	1,930

Total	$46,115

Contingencies

The Company may from time to time become involved in certain legal proceedings in the ordinary course of business. Currently, the Company is not a party to any legal proceedings that management believes would have a material adverse effect on the Company’s financial position or results of operations.

11. Income Taxes

The provision for income tax expense (benefit) consists of the following:

	Fiscal Year Ended
	September 25, 2010	September 26, 2009	September 27, 2008
	(in thousands)
Current:
Federal.	$9,293	$9,887	$13,340
State.	1,902	2,082	2,973
Foreign.	67	(82)	(176)

Total	11,262	11,887	16,137
Deferred:
Federal.	15,822	21,584	(101,586)
State.	1,203	3,157	(7,401)
Foreign.	(177)	(260)	(219)

Total	16,848	24,481	(109,206)

Total	$28,110	$36,368	$(93,069)

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	September 25, 2010	September 26, 2009	September 27, 2008
Statutory federal income tax rate (benefit)	35.0%	35.0%	(35.0)%
State income taxes, net of federal benefit	3.2	4.4	(1.5)
Permanent differences – goodwill impairment	—	—	10.9
Other permanent differences	(0.9)	(1.0)	(0.1)
Adjustment of prior year accruals	(0.3)	—	(0.1)
Uncertain tax positions	(0.1)	(0.9)	—
Credits	(0.5)	(2.3)	—
Other	0.6	(0.2)	—

Effective income tax rate (benefit)	37.0%	35.0%	(25.8)%

Deferred income taxes reflect the impact of “temporary differences” between asset and liability amounts for financial reporting purposes and such amounts as determined based on existing tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	September 25, 2010		September 26, 2009
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in thousands)
Current:
Allowance for doubtful accounts	$8,000	$—	$6,679	$—
Inventory write-downs	7,426	—	8,764	—
Prepaid expenses	872	—	886	—
Nondeductible reserves	893	—	1,794	—
State taxes	—	285	—	157
Employee benefits	6,191	—	6,191	—
Other	3,768	—	4,966	—

Total	27,150	285	29,280	157

Noncurrent:
Depreciation and amortization	9,101	—	24,686	—
Equity income	—	722	—	932
State net operating loss carryforward	4,639	—	4,165	—
Stock based compensation	5,266	—	5,043	—
State credits	2,655	—	2,780	—
Other	2,873	—	3,074	—
Valuation allowance	(6,995)	—	(6,837)	—

Total	17,539	722	32,911	932

Total	$44,689	$1,007	$62,191	$1,089

The Company’s state tax net operating losses of $83.4 million expire at various times between 2010 and 2030. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

positive and negative evidence including past operating results, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against any deferred tax assets. The Company has determined there will be insufficient future separate state taxable income for the separate parent company to absorb its separate company state deferred tax assets. Therefore, valuation allowances of $7.0 million and $6.8 million (net of federal impact) at September 25, 2010 and September 26, 2009, respectively, have been provided to reduce state deferred tax assets to amounts considered recoverable. The Company also has state income tax credits of $4.1 million. $1.8 million of these credits expire at various times beginning in 2011 through 2028. Credits of $2.3 million do not expire.

As of September 25, 2010, unrecognized income tax benefits totaled approximately $0.5 million and all of the unrecognized tax benefits would, if recognized, impact the Company’s effective income tax rate.

The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The Company recognizes interest and/or penalties related to income tax matters as a component of pretax income. In the prior year, interest and penalties were a component of the income tax provision. The impact of the change in accounting for interest and penalties is immaterial to the consolidated financial statements of the Company. As of September 25, 2010 and September 26, 2009, the total balance of accrued interest and penalties related to uncertain tax positions was $0.1 million.

The following table, which excludes interest and penalties, summarizes the activity related to the Company’s unrecognized tax benefits for fiscal years ended September 26, 2009 and September 25, 2010 (in thousands):

Balance as of September 27, 2008	$1,358
Increases related to prior year tax positions	806
Increases related to current year tax positions	125
Decreases related to prior year tax positions	(505)
Settlements	(854)

Balance as of September 26, 2009	930
Increases related to prior year tax positions	184
Increases related to current year tax positions	31
Decreases related to prior year tax positions	(125)
Settlements	(535)

Balance as of September 25, 2010	$485

The Company is principally subject to taxation by the United States and various states within the United States. The Company’s tax filings in major jurisdictions are open to examination by tax authorities by the Internal Revenue Service from 2006 forward and in various state taxing authorities generally from 2005 forward.

Management believes that an adequate provision has been made for possible adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issue addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its income tax provision in the period such resolution occurs. The closure of audits is highly uncertain; therefore, the Company does not believe it is reasonable to estimate an amount of its unrecognized tax benefits which may be settled in the next twelve months. Any potential settlement in the next twelve months is estimated to be immaterial to the Company’s consolidated financial statements.

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

In connection with a dividend payable in the form of two shares of the Class A Common Stock for each outstanding share of Common Stock and Class B Common Stock on February 5, 2007, the 2003 Plan was amended to include 9,734,982 shares of Class A Common Stock authorized for issuance. In February 2009, the Company’s shareholders approved an increase in the number of shares authorized for issuance under the 2003 Plan by an additional 5,000,000 shares of Class A Common Stock and to authorize for issuance 500,000 shares of Preferred Stock. As a result of these amendments, there is a total of 5,800,000 shares of Common Stock, 14,734,982 shares of Class A Common Stock and 500,000 shares of Preferred Stock authorized under the 2003 Plan. If and when the Company issues any shares of Preferred Stock under the 2003 Plan, it will reduce the amount of Class A Common Stock available for future issuance in an amount equal to the number of shares of Class A Common Stock that are issuable upon conversion of such Preferred Stock. As of September 25, 2010, there were 2,188,300 shares of Common Stock, 8,894,221 shares of Class A Common Stock and no shares of Preferred Stock reserved for outstanding equity awards, and there were 2,796,181 shares of Common Stock, 4,713,681 shares of Class A Common Stock and 500,000 shares of Preferred Stock remaining for future awards.

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

Stock Option Awards

The Company recognized share-based compensation expense of $5.6 million, $10.6 million and $13.4 million for the years ended September 25, 2010, September 26, 2009 and September 27, 2008, respectively, as a component of selling, general and administrative expenses. Share-based compensation expense in fiscal 2010, 2009 and 2008 consisted of $2.5 million, $4.0 million and $3.9 million for stock options, and $1.1 million, $4.6 million and $8.7 million for restricted stock awards. Additionally, in fiscal 2010, 2009 and fiscal 2008, share-based compensation expense includes $1.9 million, $2.0 and $0.8 million for the Company’s 401(k) matching contributions.

Prior to fiscal 2008, stock options granted were generally exercisable with a 30 month cliff vesting and 42 month expiration, but were also granted with vesting increments of 20%, 25% or 33% per year beginning two, three or four years from the date of grant and expiring one year after the last increment has vested.

In fiscal 2008, the Company began granting performance-based options under its 2003 Plan to key employees and executives whose vesting is contingent upon service and meeting various business unit, segment and company-wide performance goals, including adjusted earnings before taxes and net controllable assets. The

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options are granted at the then-current market price, except for 3.0 million shares that were granted at prices significantly above the then-current market price. The options contingently vest up to 20% each year over the following 5 years dependent upon the achievement of the target performance measures and have contractual lives of 6 years. Of the options granted in fiscal 2008, approximately 216,000 options scheduled to possibly vest in each of fiscal years 2009 and 2010 were amended and were only subject to service vesting conditions. If any of the options subject to the performance target measurements do not vest on any particular vesting date because the Company, segment and/or business unit performance has not been achieved, such options will vest and become exercisable if at the end of the following fiscal year, the cumulative target for that later fiscal year has been achieved. The fair value of each performance-based option granted was estimated on the date of grant using the same option valuation model used for options granted as service vesting only. We currently estimate the performance-based options are probable of achievement and are recording the related expense over the estimated service period using the accelerated method. In fiscal 2010, approximately 94% of the performance options granted in fiscal 2009 that were eligible to vest in fiscal 2010 had vested. In fiscal 2010, approximately 93%, on a cumulative basis, of the performance options granted in fiscal 2008 that were eligible to vest in fiscal 2009 and fiscal 2010 had vested. To the extent Company goals are not achieved, the amount of stock-based compensation recognized in the future will be adjusted.

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

The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life from the date of grant, 3.5 years in fiscal 2010, 3.5 years in fiscal 2009, and 4 years in fiscal 2008; stock price volatility, 37.3% in fiscal 2010, 36.7% in fiscal 2009, and 30.5 % in fiscal 2008; risk free interest rates, 2.0% in fiscal 2010, 1.6% in fiscal 2009, and 2.7% in fiscal 2008; and no dividends during the expected term.

The following table summarizes option activity for the period ended September 25, 2010:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at September 26, 2009	10,523	$10.39	4 years	$21,093
Granted	1,687	$9.04
Exercised	(451)	$4.99
Cancelled or expired	(676)	$10.50

Outstanding at September 25, 2010	11,083	$10.39	4 years	$15,567

Exercisable at September 27, 2008	1,646	$13.33	3 years	$136
Exercisable at September 26, 2009	2,302	$11.96	3 years	$3,004
Exercisable at September 25, 2010	3,422	$11.67	2 years	$3,794
Expected to vest after September 25, 2010	6,892	$9.82	4 years	$10,592

The weighted average grant date fair value of options granted during the fiscal years ended September 25, 2010, September 26, 2009, and September 27, 2008 was $2.65, $1.90, and $0.81, respectively. The total intrinsic value of options exercised during the fiscal years ended September 25, 2010, September 26, 2009, and September 27, 2008 was $2.2 million, $1.5 million, and $0.2 million, respectively.

As of September 25, 2010, there was $7.6 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted average vesting period of 4 years.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Awards

As of September 25, 2010 and September 26, 2009, there were 432,140 and 517,850 shares, respectively, of restricted stock awards outstanding. The awards generally vest in 20% or 25% increments, after a two or three year waiting period, over a six or seven year period of employment after the grant date. In fiscal 2009 and fiscal 2008, approximately $6.2 million and $2.5 million of bonus amounts earned in fiscal 2008 and fiscal 2007, respectively, were paid by granting approximately 620,000 and 370,000 of restricted shares that vested immediately.

Restricted stock award activity during the three fiscal years in the period ended September 25, 2010 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested at September 29, 2007	648	$14.84
Granted	454	$4.29
Vested	(479)	$6.14
Forfeited	(60)	$13.92

Nonvested at September 27, 2008	563	$13.84
Granted	905	$7.06
Vested	(778)	$7.36
Forfeited	(172)	$14.87

Nonvested at September 26, 2009	518	$11.39
Granted	180	$9.54
Vested	(134)	$10.15
Forfeited	(132)	$11.66

Nonvested at September 25, 2010	432	$10.60

The weighted average grant date fair value of restricted stock awards granted during the fiscal years ended September 25, 2010, September 26, 2009, and September 27, 2008 was $9.54, $7.06, and $4.29, respectively. The aggregate fair value as of the vesting date of restricted shares that vested was $1.3 million, $5.0 million, and $2.1 million for fiscal 2010, 2009, and 2008, respectively.

As of September 25, 2010, there was $3.3 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of two years.

13. Shareholders’ Equity

At September 25, 2010, there were 80,000,000 shares of common stock ($0.01 par value) authorized, of which 16,258,704 were outstanding, and 100,000,000 shares of non-voting Class A common stock ($0.01 par value) authorized, of which 43,696,426 were outstanding. The preferences and relative rights of the Class A common stock are identical to common stock in all respects, except that the Class A common stock generally will have no voting rights unless otherwise required by Delaware law.

There are 3,000,000 shares of Class B stock ($0.01 par value) authorized, of which 1,652,262 were outstanding at September 25, 2010 and September 26, 2009. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and the holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B stock have certain conversion rights and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.

Under the Company’s former stock repurchase program, the Company was authorized to repurchase up to $100 million of its common stock, in part, to minimize the dilutive impact of the Company’s stock-based equity compensation programs over time. In July 2010, the Company’s Board of Directors authorized a new $100 million share repurchase program. During the fiscal year ended September 25, 2010, the Company repurchased 2.5 million shares of its voting common stock for an aggregate price of approximately $25.0 million and 4.3 million shares of its Class A non-voting common stock for an aggregate price of approximately $40.8 million. In total, as of September 25, 2010, the Company had repurchased approximately 11.1 million shares under the former repurchase program for approximately $100.0 million, and approximately 2.0 million shares for an aggregate price of approximately $19 million under the new share repurchase program.

14. Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share (EPS) computations:

	Fiscal Year Ended September 25, 2010			Fiscal Year Ended September 26, 2009			Fiscal Year Ended September 27, 2008
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Loss	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income (loss) available to common shareholders	$45,833	64,272	$0.71	$65,948	69,499	$0.95	$(267,335)	71,117	$(3.76)
Effect of dilutive securities:
Options to purchase common stock		680	(0.01)		506	(0.01)		—	—
Restricted shares		139	—		259	—		—	—

Diluted EPS:
Net income (loss) available to common shareholders	$45,833	65,091	$0.70	$65,948	70,264	$0.94	$(267,335)	71,117	$(3.76)

Options to purchase 11.1 million shares of common stock and Class A common stock at prices ranging from $4.60 to $17.99 per share were outstanding at September 25, 2010. Of these shares, 5.7 million were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive. Options to purchase 10.5 million shares of common stock and Class A common stock at prices ranging from $4.26 to $17.99 per share were outstanding at September 26, 2009. Of these shares, 6.7 million were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive. Options to purchase 7.6 million shares of common stock and Class A common stock at prices ranging from $4.26 to $17.99 per share were outstanding at September 27, 2008. The potential effects of stock awards were excluded from the diluted earnings per share calculation for the fiscal year ended September 27, 2008, because their inclusion in a net loss period would be anti-dilutive to the earnings per share calculation.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Quarterly Financial Data – Unaudited

	Fiscal 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Net sales	$269,236	$441,936	$465,486	$346,990
Gross profit	87,769	161,189	162,774	103,434
Net income (loss) attributable to Central Garden & Pet Company	(2,894)	31,620	25,873	(8,766	) (1)

Net income (loss) per share:
Basic	$(0.04)	$0.49	$0.41	$(0.14)
Diluted	$(0.04)	$0.49	$0.40	$(0.14)

Weighted average common shares outstanding:
Basic	66,828	63,988	63,810	62,476
Diluted	66,828	64,950	64,606	62,476

	Fiscal 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Net sales	$292,542	$476,425	$482,162	$363,171
Gross profit	85,481	160,553	165,054	116,238
Net income (loss) attributable to Central Garden & Pet Company	(6,184)	33,020	31,076	8,036

Net income (loss) per share:
Basic	$(0.09)	$0.48	$0.45	$0.12
Diluted	$(0.09)	$0.47	$0.44	$0.12

Weighted average common shares outstanding:
Basic	70,519	69,122	69,345	68,502
Diluted	70,519	69,872	70,449	69,768

(1)	The Company recognized a $12 million impairment charge related to indefinite-lived intangible assets during the fourth quarter of fiscal 2010.

16. Transactions with Related Parties

During fiscal 2010, 2009 and 2008, subsidiaries of the Company purchased approximately $0.9 million, $1.1 million and $1.2 million, respectively, of products from Bio Plus, Inc., a company that produces granular peanut hulls. As of September 25, 2010 and September 26, 2009, the amounts owed to BioPlus, Inc for such purchases were not material. A director of the Company is a minority shareholder and a director of Bio Plus, Inc.

During fiscal 2010, 2009 and 2008, Tech Pac, a subsidiary of the Company, made purchases from Contract Packaging, Inc, (“CPI”), Tech Pac’s principal supplier and a minority 20% shareholder. Tech Pac’s total purchases from CPI were approximately $25 million, $29 million and $18 million for fiscal years 2010, 2009 and 2008, respectively. Amounts due to CPI as of September 25, 2010 were not material. Amounts due to CPI as of September 26, 2009 were $3.6 million.

17. Business Segment Data

An operating segment is defined as a portion of an enterprise engaged in business activities about which separate financial information is available and evaluated regularly by the chief operating decision-maker in

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Category	2010	2009	2008
Pet supplies (excluding bird feed)	$766.5	$756.8	$819.2
Garden chemicals and control products	255.5	270.5	247.6
Other garden supplies	196.0	211.8	232.6
Bird feed	168.9	200.7	199.7
Grass seed	136.7	174.5	206.3

Total	$1,523.6	$1,614.3	$1,705.4

The Company’s largest customer represented approximately 17%, 18% and 17% of the total company net sales in fiscal 2010, 2009 and fiscal 2008, respectively, and represented approximately 31% of Garden Products’ net sales in fiscal 2010, 32% in fiscal 2009 and 30% in fiscal 2008. Sales to the Company’s third largest customer represented approximately 18% of Garden Products’ net sales in fiscal 2010, 14% in fiscal 2009 and 12% in fiscal 2008. Sales to the Company’s second largest customer represented approximately 10% of total company net sales in fiscal 2010, and represented approximately 22% of Garden Products’ net sales in fiscal 2010 and fiscal 2009, and 18% in fiscal 2008. The Pet Products’ largest customer represented approximately 11% of Pet Products’ net sales in fiscal 2010 and approximately 10% in fiscal 2009 and fiscal 2008.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to the Company’s business segments for each of the three most recent fiscal years is presented in the table below.

	Fiscal Year Ended
	September 25, 2010	September 26, 2009	September 27, 2008
	(in thousands)
Net sales:
Pet Products	$840,576	$833,178	$897,826
Garden Products	683,072	781,122	807,560

Total	$1,523,648	$1,614,300	$1,705,386

Income (loss) from operations:
Pet Products	$97,893 (3)	$102,156	$(88,201	) (1)
Garden Products	52,995	68,927	(198,210	) (2)
Corporate	(41,814)	(45,097)	(38,003)

Total	109,074	125,986	(324,414)
Interest expense	(33,706)	(22,710)	(38,326)
Interest income	119	649	1,053
Other income	419	52	2,116

Income (loss) before income taxes and noncontrolling interest	75,906	103,977	(359,571)
Income taxes (tax benefit)	28,110	36,368	(93,069)

Net income (loss) including noncontrolling interest	47,796	67,609	(266,502)
Net income attributable to noncontrolling interest	1,963	1,661	833

Net income (loss) attributable to Central Garden & Pet Company	$45,833	$65,948	$(267,335)

Assets:
Pet Products	$385,894	$394,150	$472,415
Garden Products	323,387	348,825	409,646
Corporate and eliminations	421,603	407,950	377,257

Total	$1,130,884	$1,150,925	$1,259,318

Depreciation and amortization:
Pet Products	$15,422	$15,844	$17,278
Garden Products	6,107	6,571	8,739
Corporate	7,340	6,740	6,500

Total	$28,869	$29,155	$32,517

Expenditures for long-lived assets:
Pet Products	$8,216	$7,148	$6,890
Garden Products	2,984	3,154	4,473
Corporate	12,990	6,203	10,986

Total	$24,190	$16,505	$22,349

Noncontrolling interest is associated with Garden Products.

(1)	Includes goodwill impairment of $195,978.
(2)	Includes goodwill and long-lived asset impairment of $233,786.
(3)	Includes indefinite-lived intangible asset impairment of $12,000.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Fiscal Year Ended September 25, 2010 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$504,962	$1,143,765	$(125,079)	$1,523,648
Cost of goods sold and occupancy	367,555	766,006	(125,079)	1,008,482

Gross profit	137,407	377,759	—	515,166
Selling, general and administrative expenses	129,904	264,188	—	394,092
Goodwill and other impairments	—	12,000	—	12,000

Income from operations	7,503	101,571	—	109,074
Interest – net	(33,898)	311	—	(33,587)
Other income (expense)	(7,432)	7,851	—	419

Income (loss) before income taxes and noncontrolling interest	(33,827)	109,733	—	75,906
Income taxes (tax benefit)	(12,387)	40,497	—	28,110

Net income (loss) including noncontrolling interest	(21,440)	69,236		47,796
Net income attributable to noncontrolling interest	1,963	—	—	1,963

Net income (loss) attributable to Central Garden & Pet Company before equity in undistributed income of guarantor subsidiaries	(23,403)	69,236	—	45,833
Equity in undistributed income of guarantor subsidiaries	69,236	—	(69,236)	—

Net income attributable to Central Garden & Pet Company	$45,833	$69,236	$(69,236)	$45,833

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Fiscal Year Ended September 26, 2009 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$489,717	$1,264,278	$(139,695)	$1,614,300
Cost of goods sold and occupancy	358,153	868,516	(139,695)	1,086,974

Gross profit	131,564	395,762	—	527,326
Selling, general and administrative expenses	122,654	278,686	—	401,340

Income from operations	8,910	117,076	—	125,986
Interest – net	(22,370)	309	—	(22,061)
Other income (expense)	(6,642)	6,694	—	52

Income (loss) before income taxes and noncontrolling interest	(20,102)	124,079	—	103,977
Income taxes (tax benefit)	(7,711)	44,079	—	36,368

Net income (loss) including noncontrolling interest	(12,391)	80,000		67,609
Net income attributable to noncontrolling interest	1,661	—	—	1,661

Net income (loss) attributable to Central Garden & Pet Company before equity in undistributed income of guarantor subsidiaries	(14,052)	80,000	—	65,948
Equity in undistributed income of guarantor subsidiaries	80,000	—	(80,000)	—

Net income attributable to Central Garden & Pet Company	$65,948	$80,000	$(80,000)	$65,948

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Fiscal Year Ended September 27, 2008 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$481,684	$1,331,918	$(108,216)	$1,705,386
Cost of goods sold and occupancy	355,855	936,419	(108,216)	1,184,058

Gross profit	125,829	395,499	—	521,328
Selling, general and administrative expenses	123,622	292,356	—	415,978
Goodwill and other impairments	91,481	338,283	—	429,764

Loss from operations	(89,274)	(235,140)	—	(324,414)
Interest – net	(36,918)	(355)	—	(37,273)
Other income (expense)	(2,281)	4,397	—	2,116

Loss before income taxes and noncontrolling interest	(128,473)	(231,098)	—	(359,571)
Income taxes (tax benefit)	(33,225)	(59,844)	—	(93,069)

Net loss including noncontrolling interest	(95,248)	(171,254)		(266,502)
Net income attributable to noncontrolling interest	833	—	—	833

Net loss attributable to Central Garden & Pet Company before equity in undistributed income of guarantor subsidiaries	(96,081)	(171,254)	—	(267,335)
Equity in undistributed income (loss) of guarantor subsidiaries	(171,254)	—	171,254	—

Net loss	$(267,335)	$(171,254)	$171,254	$(267,335)

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED BALANCE SHEET September 25, 2010 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$90,265	$1,195	$—	$91,460
Short term investments	15,320	—	—	15,320
Accounts receivable, net	47,001	150,838	(5,417)	192,422
Inventories	84,129	201,835	—	285,964
Prepaid expenses and other assets	23,447	19,286	—	42,733

Total current assets	260,162	373,154	(5,417)	627,899
Land, buildings, improvements and equipment, net	63,303	101,978	—	165,281
Goodwill	—	207,319	—	207,319
Investment in guarantors	633,908	—	(633,908)	—
Other assets	47,327	83,058	—	130,385

Total	$1,004,700	$765,509	$(639,325)	$1,130,884

LIABILITIES AND EQUITY
Accounts payable	$35,218	$82,810	$(5,417)	$112,611
Accrued expenses and other liabilities	34,692	46,891	—	81,583

Total current liabilities	69,910	129,701	(5,417)	194,194
Long-term debt	400,026	80	—	400,106
Other long-term obligations	2,621	1,820	—	4,441
Shareholders’ equity attributable to Central Garden & Pet Company	530,696	633,908	(633,908)	530,696
Noncontrolling interest	1,447	—	—	1,447

Total equity	532,143	633,908	(633,908)	532,143

Total	$1,004,700	$765,509	$(639,325)	$1,130,884

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED BALANCE SHEET September 26, 2009 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$82,958	$2,710	$—	$85,668
Accounts receivable, net	43,759	169,554	(6,748)	206,565
Inventories	80,512	204,322	—	284,834
Prepaid expenses and other assets	26,341	18,084	—	44,425

Total current assets	233,570	394,670	(6,748)	621,492
Land, buildings, improvements and equipment, net	55,644	109,090	—	164,734
Goodwill	—	207,749	—	207,749
Investment in guarantors	692,723	—	(692,723)	—
Other assets	49,266	107,684	—	156,950

Total	$1,031,203	$819,193	$(699,471)	$1,150,925

LIABILITIES AND EQUITY
Accounts payable	$38,675	$76,909	$(6,748)	$108,836
Accrued expenses and other liabilities	38,343	47,070	—	85,413

Total current liabilities	77,018	123,979	(6,748)	194,249
Long-term debt	404,687	128	—	404,815
Other long-term obligations	2,163	2,363	—	4,526
Shareholders’ equity attributable to Central Garden & Pet	545,085	692,723	(692,723)	545,085
Noncontrolling interest	2,250	—	—	2,250

Total equity	547,335	692,723	(692,723)	547,335

Total	$1,031,203	$819,193	$(699,471)	$1,150,925

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended September 25, 2010 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$69,266	$135,199	$(69,236)	$135,229

Additions to property	(17,492)	(6,698)	—	(24,190)
Businesses acquired, net of cash acquired	—	(1,756)	—	(1,756)
Investment in short term investments	(15,320)	—	—	(15,320)
Investment in guarantor	58,815	(128,051)	69,236	—

Net cash provided (used) by investing activities	26,003	(136,505)	69,236	(41,266)

Repayments on revolving line of credit	(10,000)	—	—	(10,000)
Borrowings on revolving line of credit	10,000	—	—	10,000
Repayments of long-term debt	(407,675)	(249)	—	(407,924)
Proceeds from issuance of long-term debt	400,000	—	—	400,000
Proceeds from issuance of common stock	1,294	—	—	1,294
Excess tax benefits from stock-based awards	836	—	—	836
Repurchase of common stock	(66,901)	—	—	(66,901)
Payment of financing costs	(12,711)	—	—	(12,711)
Distribution to noncontrolling interest	(2,761)	—	—	(2,761)

Net cash used in financing activities	(87,918)	(249)	—	(88,167)

Effect of exchange rates on cash	(44)	40	—	(4)

Net increase (decrease) in cash and cash equivalents	7,307	(1,515)	—	5,792
Cash and cash equivalents at beginning of year	82,958	2,710	—	85,668

Cash and cash equivalents at end of year	$90,265	$1,195	$—	$91,460

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended September 26, 2009 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$179,757	$121,881	$(80,000)	$221,638

Additions to property	(7,882)	(8,623)	—	(16,505)
Businesses acquired, net of cash acquired	—	(6,549)	—	(6,549)
Proceeds from disposals of property	—	2,512	—	2,512
Investment in guarantor	30,007	(110,007)	80,000	—

Net cash provided (used) by investing activities	22,125	(122,667)	80,000	(20,542)

Repayments on revolving line of credit	(551,000)	—	—	(551,000)
Borrowings on revolving line of credit	473,000	—	—	473,000
Repayments of long-term debt	(24,780)	(221)	—	(25,001)
Proceeds from issuance of common stock	479	—	—	479
Excess tax benefits from stock-based awards	542	—	—	542
Repurchase of common stock	(37,821)	—	—	(37,821)
Payment of financing costs	(128)	—	—	(128)
Distribution to noncontrolling interest	(2,082)	—	—	(2,082)

Net cash used in financing activities	(141,790)	(221)	—	(142,011)

Effect of exchange rates on cash	—	(346)	—	(346)

Net increase (decrease) in cash and cash equivalents	60,092	(1,353)	—	58,739
Cash and cash equivalents at beginning of year	22,866	4,063	—	26,929

Cash and cash equivalents at end of year	$82,958	$2,710	$—	$85,668

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended September 27, 2008 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(254,189)	$197,963	$171,254	$115,028

Additions to property	(11,642)	(10,707)	—	(22,349)
Proceeds from disposal of Property	—	12,053	—	12,053
Businesses acquired, net of cash acquired	—	(5,010)	—	(5,010)
Restricted investments	(100)	—	—	(100)
Investment in guarantor	368,472	(197,218)	(171,254)	—

Net cash provided (used) by investing activities	356,730	(200,882)	(171,254)	(15,406)

Repayments on revolving line of credit	(804,000)	—	—	(804,000)
Borrowings on revolving line of credit	718,000	—	—	718,000
Repayments of long-term debt	(2,399)	(212)	—	(2,611)
Redemption of preferred stock	(750)	—	—	(750)
Proceeds from issuance of common stock	1,432	—	—	1,432
Excess tax benefits from stock-based awards	68	—	—	68
Repurchase of common stock	(5,899)	—	—	(5,899)
Payment of financing costs	(175)	—	—	(175)

Net cash used in financing activities	(93,723)	(212)	—	(93,935)

Effect of exchange rates on cash	—	187	—	187

Net increase (decrease) in cash and cash equivalents	8,818	(2,944)	—	5,874
Cash and cash equivalents at beginning of year	14,048	7,007	—	21,055

Cash and cash equivalents at end of year	$22,866	$4,063	$—	$26,929

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of September 25, 2010.

(b) Changes in Internal Control Over Financial Reporting. Central’s management, with the participation of Central’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Central’s internal control over financial reporting occurred during the fourth quarter of fiscal 2010. Based on that evaluation, management concluded that there has been no change in Central’s internal control over financial reporting during the fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, Central’s internal control over financial reporting.

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

The remaining information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders under the captions “Election of Directors,” “Further Information Concerning the Board of Directors – Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance.” See also Item 1 – Business above.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders under the captions “Ownership of Management and Principal Stockholders” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders under the captions “Compensation Committee Interlocks and Insider Participation” and “Transactions with the Company.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm.”

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

Date: November 19, 2010

CENTRAL GARDEN & PET COMPANY

By	/s/ WILLIAM E. BROWN
William E. Brown
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ WILLIAM E. BROWN William E. Brown	Chairman and Chief Executive Officer (Principal Executive Officer)	November 19, 2010

/s/ STUART W. BOOTH Stuart W. Booth	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 19, 2010

/s/ JOHN B. BALOUSEK John B. Balousek	Director	November 19, 2010

/s/ DAVID N. CHICHESTER David N. Chichester	Director	November 19, 2010

/s/ BROOKS M. PENNINGTON, III Brooks M. Pennington, III	Director	November 19, 2010

/s/ ALFRED A. PIERGALLINI Alfred A. Piergallini	Director	November 19, 2010

/s/ JOHN R. RANELLI John R. Ranelli	Director	November 19, 2010

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

Exhibit Number	Exhibit
3.1	Fourth Amended and Restated Certificate of Incorporation, including the Certificate of Designation – Series A Convertible Preferred Stock and Certificate of Designation – Series B Convertible Preferred Stock (Incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended September 30, 2006).

3.2	Amended and Restated By-laws of Central Garden & Pet Company, effective February 10, 2009 (Incorporated by reference from Exhibit 3.2 to the Company’s Form 10-Q for the fiscal quarter ended March 28, 2009).

4.1	Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4.1 to Registration Statement No. 33-48070).

4.2	Specimen Class A Common Stock Certificate (Incorporated by reference from Exhibit 1 to the Company’s Form 8-A filed January 24, 2007).

4.4	Indenture, dated as of March 8, 2010, by and between the Company and Wells Fargo Bank, National Association, as trustee (Incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K filed March 8, 2010).

4.5	First Supplemental Indenture, dated as of March 8, 2010, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the issuance of $400,000,000 aggregate principal amount of the Company’s 8.25% Senior Subordinated Notes due 2018. (Incorporated by reference from Exhibit 4.3 to the Company’s Form 8-K filed March 8, 2010).

10.1*	Form of Indemnification Agreement between the Company and Executive Officers and Directors (Incorporated by reference from Exhibit 10.18 to Registration Statement No. 33-48070).

10.2	Amended and Restated Credit Agreement dated as of June 25, 2010 among Central Garden & Pet Company, certain of the Company’s subsidiaries, JPMorgan Chase Bank, National Association, as Administrative Agent, SunTrust Bank., as Syndication Agent, and certain other lenders (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed July 1, 2010).

10.3*	1993 Omnibus Equity Incentive Plan, as amended (Incorporated by reference from Exhibits 4.1 to the Company’s Registration Statements Nos. 33-7236, 33-89216, 333-1238 and 333-41931).

10.4*	2003 Omnibus Equity Incentive Plan, as amended and restated effective December 10, 2008 (Incorporated by reference from Exhibit 10.4 to the Company’s Form 10-Q for the fiscal quarter ended March 28, 2009).

10.4.1*	Form of Nonstatutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan. (Incorporated by reference from Exhibit 10.5.1 to the Company’s Form 10-K for the fiscal year ended September 25, 2004).

10.4.2*	Form of Restricted Stock Agreement for 2003 Omnibus Equity Incentive Plan. (Incorporated by reference from Exhibit 10.5.2 to the Company’s Form 10-K for the fiscal year ended September 25, 2004).

10.4.3*	Form of Performance-Based Non-Statutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan.

10.5.1*	Form of Nonstatutory Stock Option Agreement for Nonemployee Director Equity Incentive Plan (Incorporated by reference from Exhibit 10.6.1 to the Company’s Form 10-Q for the fiscal quarter ended December 25, 2004).

10.5.2*	Form of Restricted Stock Agreement for Nonemployee Director Equity Incentive Plan (Incorporated by reference from Exhibit 10.6.2 to the Company’s Form 10-Q for the fiscal quarter ended December 25, 2004).

Exhibit Number	Exhibit
10.6*	Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III (Incorporated by reference from Exhibit 10.20 to the Company’s Form 10-K/A for the fiscal year ended September 26, 1998).

10.6.1*	Modification and Extension of Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III, dated as of May 6, 2003 (Incorporated by reference from Exhibit 10.7.1 to the Company’s Form 10-Q for the fiscal quarter ended June 28, 2003).

10.6.2*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of April 10, 2006, between the Company and Brooks M. Pennington III (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 10, 2006).

10.6.3*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of July 1, 2008, between the Company and Brooks M. Pennington III (Incorporated by reference from Exhibit 10.7.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008).

10.7*	Form of Agreement to Protect Confidential Information, Intellectual Property and Business Relationships (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2005).

10.8*	Form of Post-Termination Consulting Agreement (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 14, 2005).

10.9*	Employment Agreement between the Company and Glen R. Fleischer dated January 14, 2009 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended March 28, 2009).

10.11*	Separation Agreement between the Company and Stuart W. Booth dated April 1, 2009 (Incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed April 7, 2009).

10.12*	Separation Agreement between the Company and Stuart W. Booth dated January 14, 2010 (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2010).

10.13*	Employment Offer Letter between Jeffrey A. Blade and the Company, dated September 1, 2009 (Incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 8, 2009).

12	Statement re Computation of Ratios of Earnings to Fixed Charges.

14	Code of Ethics (Incorporated by reference from Exhibit 14 to the Company’s Form 10-K for the fiscal year ended September 24, 2005).

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.