Form 10-Q
period 2010-12-25
CENTRAL GARDEN & PET CO
filed 2011-02-03
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of January 31, 2011	15,424,855
Class A Common Stock Outstanding as of January 31, 2011	42,037,132
Class B Stock Outstanding as of January 31, 2011	1,652,262

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-Q includes “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, plans or intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy, our ability to pass through grain and other raw material price increases and the trends we anticipate in the industries and economies in which we operate and other information that is not historical information. When used in this Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and, variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in our Form 10-K for the fiscal year ended September 25, 2010 including the factors described in the section entitled “Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	seasonality and fluctuations in our operating results and cash flow;

•	fluctuations in market prices for seeds and grains and other raw materials;

•	declines in consumer spending during economic downturns;

•	inflation, deflation and other adverse macro-economic conditions;

•	supply shortages in small animals and pet birds;

•	adverse weather conditions;

•	fluctuations in energy prices, fuel and related petrochemical costs;

•	access to and cost of additional capital

•	dependence on a few customers for a significant portion of our business;

•	consolidation trends in the retail industry;

•	uncertainty about new product innovations and marketing programs;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	dependence upon our key executive officers;

•	implementation of a new enterprise resource planning information technology system;

•	potential environmental liabilities;

•	risk associated with international sourcing;

•	litigation and product liability claims;

•	the voting power associated with our Class B stock; and

•	potential dilution from issuance of authorized shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Unaudited

	December 26, 2009	December 25, 2010	(See Note 1) September 25, 2010
ASSETS
Current assets:
Cash and cash equivalents	$91,791	$75,317	$91,460
Short term investments	—	15,320	15,320
Accounts receivable (less allowance for doubtful accounts of $17,890, $18,727 and $21,564)	128,991	130,618	192,422
Inventories	327,403	341,621	285,964
Prepaid expenses and other	48,023	52,610	42,733

Total current assets	596,208	615,486	627,899

Land, buildings, improvements and equipment—net	162,336	165,959	165,281
Goodwill	207,749	208,348	207,319
Other intangible assets—net	102,236	85,768	86,798
Deferred income taxes and other assets	53,448	37,419	43,587

Total	$1,121,977	$1,112,980	$1,130,884

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$117,635	$115,651	$112,611
Accrued expenses	83,091	84,931	81,418
Current portion of long-term debt	3,256	147	165

Total current liabilities	203,982	200,729	194,194

Long-term debt	404,007	400,141	400,106
Other long-term obligations	4,405	4,462	4,441

Equity:
Common stock, $.01 par value: 17,125,695, 15,733,655 and 16,258,704 shares outstanding at December 26, 2009, December 25, 2010 and September 25, 2010	171	157	163
Class A common stock, $.01 par value: 45,745,191, 42,920,466 and 43,696,426 shares outstanding at December 26, 2009, December 25, 2010 and September 25, 2010	458	429	437
Class B stock, $.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	505,568	473,412	483,817
Accumulated earnings	2,309	33,053	45,319
Accumulated other comprehensive income	1,101	720	944

Total Central Garden & Pet Company shareholders’ equity	509,623	507,787	530,696
Noncontrolling interest	(40)	(139)	1,447

Total equity	509,583	507,648	532,143

Total	$1,121,977	$1,112,980	$1,130,884

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	December 26, 2009	December 25, 2010
Net sales	$269,236	$281,719
Cost of goods sold and occupancy	181,467	198,662

Gross profit	87,769	83,057
Selling, general and administrative expenses	87,248	89,540

Income (loss) from operations	521	(6,483)
Interest expense	(4,944)	(9,039)
Interest income	10	133
Other income (expense)	592	(406)

Loss before income taxes and noncontrolling interest	(3,821)	(15,795)
Income tax benefit	(1,402)	(6,117)

Loss including noncontrolling interest	(2,419)	(9,678)
Net income (loss) attributable to noncontrolling interest	475	(86)

Net loss attributable to Central Garden & Pet Company	$(2,894)	$(9,592)

Net loss per share attributable to Central Garden & Pet Company:
Basic and diluted	$(0.04)	$(0.16)

Weighted average shares used in the computation of net income per share:
Basic and diluted	66,828	60,941

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 26, 2009	December 25, 2010
Cash flows from operating activities:
Net loss	$(2,419)	$(9,678)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,231	7,045
Stock-based compensation	1,846	1,620
Excess tax benefits from stock-based awards	(196)	(115)
Deferred income taxes	(519)	(444)
Gain on termination of interest rate swap	(142)	—
Loss (gain) on sale of property and equipment	112	(49)
Change in assets and liabilities:
Accounts receivable	77,578	52,916
Inventories	(42,522)	(55,831)
Prepaid expenses and other assets	(2,948)	(3,284)
Accounts payable	7,946	10,869
Accrued expenses	(1,558)	1,628
Other long-term obligations	(121)	21

Net cash provided by operating activities	44,288	4,698

Cash flows from investing activities:
Additions to property and equipment	(2,612)	(5,309)
Payments to acquire companies, net of cash acquired	—	(1,029)

Net cash used in investing activities	(2,612)	(6,338)

Cash flows from financing activities:
Repayments of long-term debt	(823)	(78)
Proceeds from issuance of common stock	295	332
Repurchase of common stock	(32,450)	(13,281)
Distribution to noncontrolling interest	(2,761)	(1,500)
Excess tax benefits from stock-based awards	196	115

Net cash used in financing activities	(35,543)	(14,412)
Effect of exchange rate changes on cash and cash equivalents	(10)	(91)

Net increase (decrease) in cash and cash equivalents	6,123	(16,143)
Cash and equivalents at beginning of period	85,668	91,460

Cash and equivalents at end of period	$91,791	$75,317

Supplemental information:
Cash paid for interest	$1,586	$897

Cash paid for income taxes, net of refunds	$(44)	$46

Non-cash investing activities:
Capital expenditures incurred but not paid	$409	$1,116

Non-cash financing activities
Repurchased shares settled but not paid	$2,494	$1,879

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended December 25, 2010

(unaudited)

1. Basis of Presentation

The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of December 26, 2009 and December 25, 2010, the condensed consolidated statements of operations for the three months ended December 26, 2009 and December 25, 2010, and the condensed consolidated statements of cash flows for the three months ended December 26, 2009 and December 25, 2010 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

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

Due to the seasonal nature of the Company’s garden business, the results of operations for the three month periods ended December 26, 2009 and December 25, 2010 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2010 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 25, 2010 balance sheet presented herein was derived from the audited statements.

Noncontrolling Interest

Noncontrolling interest in the Company’s condensed consolidated financial statements represents the 20% interest not owned by Central in a consolidated subsidiary. Since the Company controls this subsidiary, its financial statements are fully consolidated with those of the Company, and the noncontrolling owner’s 20% share of the subsidiary’s net assets and results of operations is deducted and reported as noncontrolling interest on the consolidated balance sheets and as net income (loss) attributable to noncontrolling interest in the consolidated statements of operations. See Note 7, Supplemental Equity and Comprehensive Income Information, for additional information.

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

The Company does not perform the assessments required to achieve hedge accounting for commodity derivative positions. Accordingly, the changes in the values of these derivatives are recorded currently in cost of sales in its condensed consolidated statements of operations. As of December 25, 2010, the notional amount of these contracts was not significant.

Recent Accounting Pronouncements

On September 26, 2010, the Company adopted provisions of ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (VIEs).” This ASU amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had short term investments, consisting of a bank certificate of deposit, measured at fair value under Level 1 inputs in the fair value hierarchy as of December 25, 2010. The Company had no other significant financial assets or liabilities on the balance sheet that were measured at fair value as of December 25, 2010.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the period ended December 25, 2010, the Company was not required to measure any significant non-financial assets and liabilities at fair value.

3. Financial Instruments

The Company’s financial instruments include cash and equivalents, short term investments consisting of a bank certificate of deposit, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of the Company’s $400 million 8.25 % senior subordinated notes due 2018 as of December 25, 2010 was $405.0 million, compared to a carrying value of $400.0 million. The estimated fair value is based on quoted market prices for these notes.

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

Contingent performance payments of $1.0 million were paid during the period ended December 25, 2010 for previous acquisitions and were recorded as goodwill.

5. Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
December 25, 2010
Marketing-related intangible assets – amortizable	$12.3	$(5.3)	$—	$7.0
Marketing-related intangible assets – nonamortizable	59.6	—	(16.9)	42.7

Total	71.9	(5.3)	(16.9)	49.7

Customer-related intangible assets – amortizable	41.6	(11.3)	—	30.3

Other acquired intangible assets – amortizable	9.2	(3.4)	—	5.8
Other acquired intangible assets – nonamortizable	1.2	—	(1.2)	—

Total	10.4	(3.4)	(1.2)	5.8

Total other intangible assets	$123.9	$(20.0)	$(18.1)	$85.8

December 26, 2009
Marketing-related intangible assets – amortizable	$12.4	$(4.2)	$—	$8.2
Marketing-related intangible assets – nonamortizable	59.6	—	(4.9)	54.7

Total	72.0	(4.2)	(4.9)	62.9

Customer-related intangible assets – amortizable	41.6	(9.2)	—	32.4

Other acquired intangible assets – amortizable	9.2	(2.3)	—	6.9
Other acquired intangible assets – nonamortizable	1.2	—	(1.2)	—

Total	10.4	(2.3)	(1.2)	6.9

Total other intangible assets	$124.0	$(15.7)	$(6.1)	$102.2

September 25, 2010
Marketing-related intangible assets – amortizable	$12.3	$(5.0)	$—	$7.3
Marketing-related intangible assets – nonamortizable	59.6	—	(16.9)	42.7

Total	71.9	(5.0)	(16.9)	50.0

Customer-related intangible assets – amortizable	41.6	(10.8)	—	30.8

Other acquired intangible assets – amortizable	9.2	(3.2)	—	6.0
Other acquired intangible assets – nonamortizable	1.2	—	(1.2)	—

Total	10.4	(3.2)	(1.2)	6.0

Total other intangible assets	$123.9	$(19.0)	$(18.1)	$86.8

Other intangible assets acquired include contract-based and technology-based intangible assets.

The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. In fiscal 2010, the Company recognized a non-cash $12.0 million impairment charge to its indefinite-lived intangible assets as a result of the continuing challenging economic environment. The fair value of the remaining $27.8 million of indefinite-lived intangible assets exceeded their carrying value at September 25, 2010. In fiscal 2009, the Company tested its indefinite-lived intangible assets and no impairment was indicated.

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 1 to 25 years; over weighted average remaining lives of eight years for marketing-related intangibles, 18 years for customer-related intangibles and six years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $1.0 million and $1.2 million for the three months ended December 25, 2010 and the three months ended December 26, 2009, respectively, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $4 million per year from fiscal 2012 through fiscal 2016.

6. Long-Term Debt

Long-term debt consists of the following:

	December 25, 2010	September 25, 2010
	(in thousands)
Senior subordinated notes, interest at 8.25%, payable semi- annually, principal due March 2018	$400,000	$400,000
Other notes payable	288	271

Total	400,288	400,271
Less current portion	(147)	(165)

Long-term portion	$400,141	$400,106

Senior Credit Facility

On June 25, 2010, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with respect to a five-year senior secured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $275 million. The Company has the option to increase the size of the Facility by an additional $200 million of incremental term loans and/or revolving loans should it exercise its option and one or more lenders are willing to make such increased amounts available to it. There was no outstanding balance at December 25, 2010 under the Credit Facility. There were $0.2 million of letters of credit outstanding. After giving effect to the financial covenants in the Credit Agreement, the remaining potential borrowing capacity was $274.8 million.

Interest on the Credit Facility is based, at the Company’s option, on a rate equal to the Alternate Base Rate (ABR), which is the greatest of the prime rate, the Federal Funds rate plus  1/2 of 1% or one month LIBOR plus 1%, plus a margin, which fluctuates from 1.5% to 2.5%, or LIBOR plus a margin, which fluctuates from 2.5% to 3.5% and commitment fees that range from 0.35% to 0.75%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of December 25, 2010, had the Company borrowed under the Credit Facility, the applicable interest rate on the Credit Facility related to alternate base rate borrowings would have been 5.25%, and the applicable interest rate related to LIBOR rate borrowings would have been 3.26%.

The Credit Facility is guaranteed by the Company’s material subsidiaries and is secured by the Company’s assets, excluding real property but including substantially all of the capital stock of the Company’s subsidiaries. The Credit Agreement contains certain financial and other covenants which require the Company to maintain minimum levels of interest coverage and maximum levels of senior debt to EBITDA and that restrict the Company’s ability to repurchase its stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Credit Facility. Under the terms of the Company’s Credit Facility, it may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount initially not to exceed $200 million over the life of the Credit Facility, subject to qualifications and baskets as defined in the Credit Agreement. As of December 25, 2010, the Company’s total Leverage Ratio as defined in the Credit Agreement, was 2.7 to 1.0. Apart from the covenants limiting restricted payments and capital expenditures, the Credit Facility does not restrict the use of retained earnings or net income. The Company was in compliance with all financial covenants as of December 25, 2010.

Senior Subordinated Notes and Debt Refinancing

On March 8, 2010, the Company issued $400 million aggregate principal amount of 8.25% senior subordinated notes due March 1, 2018 (the “2018 Notes”). The Company used the proceeds together with available cash to purchase its outstanding $150 million aggregate principal amount of 9.125% senior subordinated notes due February 1, 2013 (the “2013 Notes”), including accrued interest, to repay the $267.1 million outstanding under its senior term loan maturing February 2012 and pay fees and expenses related to the offering. The Company received tenders and consents from the holders of $150 million of its 2013 Notes, including $12.8 million held in escrow for the benefit of the Company, which was previously recorded as a reduction of debt for accounting purposes against the Company’s 2013 Notes.

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

7. Supplemental Equity and Comprehensive Income (Loss) Information

The following table summarizes the allocation of total comprehensive income (loss) between controlling and noncontrolling interests for the three months ended December 25, 2010 and December 26, 2009:

	Three Months Ended December 25, 2010
(in thousands)	Controlling Interest	Noncontrolling Interest	Total
Net loss	$(9,592)	$(86)	$(9,678)
Other comprehensive loss:
Foreign currency translation	(224)	—	(224)

Total comprehensive loss	$(9,816)	$(86)	$(9,902)

	Three Months Ended December 26, 2009
(in thousands)	Controlling Interest	Noncontrolling Interest	Total
Net income (loss)	$(2,894)	$475	$(2,419)
Other comprehensive gain (loss):
Foreign currency translation	39	—	39

Total comprehensive gain (loss)	$(2,855)	$475	$(2,380)

The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest for the three months ended December 25, 2010 and December 26, 2009:

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Aditional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 25, 2010	$163	$437	$16	$483,817	$45,319	$944	$530,696	$1,447	$532,143
Comprehensive loss					(9,592)	(224)	(9,816)	(86)	(9,902)
Stock based compensation				1,165			1,165		1,165
Restricted share activity				(49)			(49)		(49)
Issuance of common stock		2		601			603		603
Repurchase of common stock	(6)	(10)		(12,237)	(2,674)		(14,927)		(14,927)
Distributions to noncontrolling interest								(1,500)	(1,500)
Tax benefit on stock option exercise				115			115		115

Balance December 25, 2010	$157	$429	$16	$473,412	$33,053	$720	$507,787	$(139)	$507,648

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Aditional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 26, 2009	$188	$475	$16	$531,300	$12,044	$1,062	$545,085	$2,250	$547,335
Comprehensive income (loss)					(2,894)	39	(2,855)	475	(2,380)
Stock based compensation				1,363			1,363		1,363
Restricted share activity				(46)			(46)		(46)
Issuance of common stock		2		604			606		606
Repurchase of common stock	(17)	(19)		(27,849)	(6,841)		(34,726)		(34,726)
Distributions to noncontrolling interest								(2,761)	(2,761)
Tax benefit on stock option exercise				196			196		196
Other								(4)	(4)

Balance December 26, 2009	$171	$458	$16	$505,568	$2,309	$1,101	$509,623	$(40)	$509,583

8. Stock-Based Compensation

The Company recognized share-based compensation expense of $1.6 million and $1.8 million for the three month periods ended December 25, 2010 and December 26, 2009, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the three month periods ended December 25, 2010 and December 26, 2009 was $0.6 million and $0.7 million, respectively.

9. Earnings Per Share

The potential effects of stock awards were excluded from the diluted earnings per share calculation for the three month periods ended December 25, 2010 and December 26, 2009 because their inclusion in a net loss period would be anti-dilutive to the earnings per share calculation.

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

	Three Months Ended
	December 26, 2009	December 25, 2010
Net sales:
Pet Products	$181,526	$186,800
Garden Products	87,710	94,919

Total net sales	$269,236	$281,719

Income (loss) from operations:
Pet Products	$17,628	$11,409
Garden Products	(6,331)	(7,983)
Corporate	(10,776)	(9,909)

Total income from operations	521	(6,483)

Interest expense – net	(4,934)	(8,906)
Other income (expense)	592	(406)
Income tax benefit	(1,402)	(6,117)

Loss including noncontrolling interest	(2,419)	(9,678)
Net income (loss) attributable to noncontrolling interest	475	(86)

Net loss attributable to Central Garden & Pet Company	$(2,894)	$(9,592)

Depreciation and amortization:
Pet Products	$3,994	$3,668
Garden Products	1,408	1,430
Corporate	1,829	1,947

Total depreciation and amortization	$7,231	$7,045

	September 25, 2010	December 25, 2010
Assets:
Pet Products	$385,894	$388,047
Garden Products	323,387	309,675
Corporate	421,603	415,258

Total assets	$1,130,884	$1,112,980

Goodwill (included in corporate assets above):
Pet Products	$201,639	$201,639
Garden Products	5,680	6,709

Total goodwill	$207,319	$208,348

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended December 25, 2010 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$93,503	$215,656	$(27,440)	$281,719
Cost of products sold and occupancy	71,453	154,649	(27,440)	198,662

Gross profit	22,050	61,007	—	83,057
Selling, general and administrative expenses	27,099	62,441	—	89,540

Loss from operations	(5,049)	(1,434)	—	(6,483)
Interest – net	(8,972)	66	—	(8,906)
Other income (loss )	346	(752)	—	(406)

Loss before income taxes	(13,675)	(2,120)	—	(15,795)
Income tax benefit	(5,289)	(828)	—	(6,117)

Loss including noncontrolling interest	(8,386)	(1,292)		(9,678)
Loss attributable to noncontrolling interest	(86)	—	—	(86)

Loss attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(8,300)	(1,292)	—	(9,592)

Equity in undistributed income of guarantor subsidiaries	(1,292)	—	1,292	—

Net loss attributable to Central Garden & Pet Co.	$(9,592)	$(1,292)	$1,292	$(9,592)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended December 26, 2009 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$90,525	$207,463	$(28,752)	$269,236
Cost of products sold and occupancy	64,583	145,636	(28,752)	181,467

Gross profit	25,942	61,827	—	87,769
Selling, general and administrative expenses	27,648	59,600	—	87,248

Income (loss) from operations	(1,706)	2,227	—	521
Interest – net	(5,019)	85	—	(4,934)
Other income (expense)	(1,902)	2,494	—	592

Income (loss) before income taxes	(8,627)	4,806	—	(3,821)
Income taxes (tax benefit)	(3,265)	1,863	—	(1,402)

Income (loss) including noncontrolling interest	(5,362)	2,943	—	(2,419)
Income attributable to noncontrolling interest	475	—	—	475

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(5,837)	2,943	—	(2,894)

Equity in undistributed income of guarantor subsidiaries	2,943	—	(2,943)	—

Net income (loss) attributable to Central Garden & Pet Co.	$(2,894)	$2,943	$(2,943)	$(2,894)

	CONSOLIDATING CONDENSED BALANCE SHEET December 25, 2010 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$73,569	$1,748	$—	$75,317
Short term investments	15,320	—	—	15,320
Accounts receivable, net	47,793	92,554	(9,729)	130,618
Inventories	106,501	235,120	—	341,621
Prepaid expenses and other assets	30,599	22,011	—	52,610

Total current assets	273,782	351,433	(9,729)	615,486
Land, buildings, improvements and equipment, net	64,242	101,717	—	165,959
Goodwill	—	208,348	—	208,348
Investment in guarantors	616,405	—	(616,405)	—
Deferred income taxes and other assets	41,557	81,630	—	123,187

Total	$995,986	$743,128	$(626,134)	$1,112,980

LIABILITIES AND EQUITY
Accounts payable	$42,036	$83,344	$(9,729)	$115,651
Accrued expenses and other current liabilities	43,528	41,550	—	85,078

Total current liabilities	85,564	124,894	(9,729)	200,729
Long-term debt	400,072	69	—	400,141
Other long-term obligations	2,702	1,760	—	4,462
Shareholders’ equity attributable to Central Garden & Pet Co.	507,787	616,405	(616,405)	507,787
Noncontrolling interest	(139)	—	—	(139)

Total equity	507,648	616,405	(616,405)	507,648

Total	$995,986	$743,128	$(626,134)	$1,112,980

	CONSOLIDATING CONDENSED BALANCE SHEET September 25, 2010 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$90,265	$1,195	$—	$91,460
Short term investments	15,320	—	—	15,320
Accounts receivable, net	47,001	150,838	(5,417)	192,422
Inventories	84,129	201,835	—	285,964
Prepaid expenses and other assets	23,447	19,286	—	42,733

Total current assets	260,162	373,154	(5,417)	627,899
Land, buildings, improvements and equipment, net	63,303	101,978	—	165,281
Goodwill	—	207,319	—	207,319
Investment in guarantors	633,908	—	(633,908)	—
Other assets	47,327	83,058	—	130,385

Total	$1,004,700	$765,509	$(639,325)	$1,130,884

LIABILITIES AND EQUTY
Accounts payable	$35,218	$82,810	$(5,417)	$112,611
Accrued expenses and other liabilities	34,692	46,891	—	81,583

Total current liabilities	69,910	129,701	(5,417)	194,194
Long-term debt	400,026	80	—	400,106
Other long-term obligations	2,621	1,820	—	4,441
Shareholders’ equity attributable to Central Garden & Pet Co.	530,696	633,908	(633,908)	530,696
Noncontrolling interest	1,447	—	—	1,447

Total equity	532,143	633,908	(633,908)	532,143

Total	$1,004,700	$765,509	$(639,325)	$1,130,884

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Three Months Ended December 25, 2010 ( in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(17,362)	$20,768	$1,292	$4,698

Additions to property and equipment	(2,402)	(2,907)	—	(5,309)
Businesses acquired, net of cash acquired	—	(1,029)	—	(1,029)
Investment in guarantor subsidiaries	17,503	(16,211)	(1,292)	—

Net cash provided (used) by investing activities	15,101	(20,147)	(1,292)	(6,338)

Repayments of long-term debt	(20)	(58)	—	(78)
Repurchase of common stock	(13,281)	—	—	(13,281)
Proceeds from issuance of common stock	332	—	—	332
Excess tax benefits from stock-based awards	115	—	—	115
Distribution to noncontrolling interest	(1,500)	—	—	(1,500)

Net cash used by financing activities	(14,354)	(58)	—	(14,412)

Effect of exchange rate changes on cash	(81)	(10)	—	(91)

Net increase (decrease) in cash and cash equivalents	(16,696)	553	—	(16,143)
Cash and cash equivalents at beginning of period	90,265	1,195	—	91,460

Cash and cash equivalents at end of period	$73,569	$1,748	$—	$75,317

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Three Months Ended December 26, 2009 ( in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(753)	$47,984	$(2,943)	$44,288

Additions to property and equipment	(1,813)	(799)	—	(2,612)
Investment in guarantor subsidiaries	43,781	(46,724)	2,943	—

Net cash provided (used) by investing activities	41,968	(47,523)	2,943	(2,612)

Repayments of long-term debt	(693)	(130)	—	(823)
Repurchase of common stock	(32,450)	—	—	(32,450)
Proceeds from issuance of common stock	295	—	—	295
Excess tax benefits from stock-based awards	196	—	—	196
Distribution to noncontrolling interest	(2,761)	—	—	(2,761)

Net cash used by financing activities	(35,413)	(130)	—	(35,543)

Effect of exchange rate changes on cash	—	(10)	—	(10)

Net increase in cash and cash equivalents	5,802	321	—	6,123
Cash and cash equivalents at beginning of period	82,958	2,710	—	85,668

Cash and cash equivalents at end of period	$88,760	$3,031	$—	$91,791

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

Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, ultra-premium dog and cat food and treats, leashes, collars, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under a number of brand names including AdamsTM, Altosid, Aqueon®, Avoderm®, BioSpot®, Coralife®, Farnam®, Four Paws®, Interpet, Kaytee®, Kent Marine®, Nylabone®, Oceanic Systems®, Pet Select®, Pre-Strike®, Pinnacle®, Super Pet®, TFH®, Zilla® and Zodiac®.

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

Recent Developments

Fiscal 2011 First Quarter Financial Performance - In our first quarter of fiscal 2011, our net income decreased $6.7 million from our first quarter of fiscal 2010. Our revenues increased $12.5 million, with sales growth in both our operating segments, but we incurred a loss from operations of $6.5 million, a decrease of $7.0 million from the prior year quarter. The decrease in operating income was due primarily to increased grain and other raw material prices and increased marketing and brand building expenditures. Additionally, our interest expense increased $4.0 million from the prior year quarter due to our issuance of $400 million of 8.25% 2018 Notes in March 2010.

Repurchase of Company Stock - During the quarter ended December 25, 2010, we repurchased $14.9 million of our common stock, which consisted of 0.5 million shares of our voting common stock (CENT) at an aggregate cost of approximately $5.1 million, or approximately $9.52 per share and 1.0 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $9.8 million, or approximately $9.61 per share. Under our current share repurchase program authorization, approximately $66 million remains available for repurchases in 2011 and thereafter.

Results of Operations

Three Months Ended December 25, 2010

Compared with Three Months Ended December 26, 2009

Net Sales

Net sales for the three months ended December 25, 2010 increased $12.5 million, or 4.6%, to $281.7 million from $269.2 million for the three months ended December 26, 2009. Our branded product sales increased $10.4 million and sales of other manufacturers’ products increased $2.1 million.

Pet Products’ net sales increased $5.3 million, or 2.9%, to $186.8 million for the three months ended December 25, 2010 from $181.5 million in the comparable fiscal 2009 period. Pet branded product sales increased $4.6 million, due primarily to a sales increase of $3.5 million of bird feed products and a $1.4 million increase in aquatic and reptile kits and aquarium tanks, from the prior year quarter. The increased sales were due primarily to increased brand building and marketing expenditures and expanded product distribution.

Garden Products’ net sales increased $7.2 million, or 8.2%, to $94.9 million for the three months ended December 25, 2010 from $87.7 million in the comparable fiscal 2009 period. Garden branded product sales increased $5.8 million due primarily to a $9.5 million increase in grass seed, partially offset by a $2.3 million decrease in garden chemicals and control products. The decrease in garden chemicals and control products was due primarily to a poor fall fire ant season.

Gross Profit

Gross profit for the three months ended December 25, 2010 decreased $4.7 million, or 5.4%, to $83.1 million from $87.8 million for the three months ended December 26, 2009. Gross profit as a percentage of net sales declined from 32.6% for the three months ended December 26, 2009 to 29.5% for the three months ended December 25, 2010. Gross profit as a percentage of net sales decreased in both segments. The gross margin decrease in Pet Products was due primarily to increased grain prices (for example, milo, sunflower and corn). The gross margin in Garden Products was impacted by increased grain prices and by product mix with an increase in grass seed sales and a decline in garden chemicals and control products sales. We are in the process of implementing price increases during our second fiscal quarter to mitigate the impact of the increasing grain prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.3 million, or 2.6%, to $89.5 million for the three months ended December 25, 2010 from $87.2 million for the three months ended December 26, 2009. As a percentage of net sales, selling, general and administrative expenses decreased to 31.8% for the three months ended December 25, 2010, compared to 32.4% in the comparable prior year quarter due to the increase in net sales. The increase in selling, general and administrative expenses, discussed further below, was due to increased selling expenses.

Selling and delivery expense increased $5.3 million, or 12.9%, from $41.1 million for the three months ended December 26, 2009 to $46.4 million for the three months ended December 25, 2010. The increased expense was due primarily to increased marketing costs, including brand building activities and increased variable compensation related to the increase in sales.

Facilities expense declined $0.1 million to $2.4 million in the quarter ended December 25, 2010 from $2.5 million for the quarter ended December 26, 2009.

Warehouse and administrative expense decreased $2.9 million to $40.7 million for the quarter ended December 25, 2010 from $43.6 million in the quarter ended December 26, 2009 due primarily to reduced compensation expense for fiscal 2010 and reduced legal and litigation costs.

Net Interest Expense

Net interest expense for the three months ended December 25, 2010 increased $4.0 million or 80.5%, to $8.9 million from $4.9 million for the three months ended December 26, 2009. In March 2010, we issued $400 million of 8.25% 2018 Notes, tendered for our outstanding 9.125% 2013 Notes and paid the outstanding indebtedness under our senior term loan. As a result of this refinancing, our average borrowing rate for the current quarter increased to 8.6% compared to 4.6% for the prior year quarter. Debt outstanding on December 25, 2010 was $400.3 million compared to $407.3 million as of December 26, 2009.

Other Income

Other income decreased $1.0 million from earnings of $0.6 million for the quarter ended December 26, 2009, to a $0.4 million expense for the quarter ended December 25, 2010. The decrease was due primarily to investments accounted for under the equity method of accounting that generated income in the prior year quarter but losses in the current year quarter.

Income Taxes

Our effective income tax benefit rate was 38.7% for the quarter ended December 25, 2010 and 36.7% for the quarter ended December 26, 2009. Our 2011 tax benefit rate increased due primarily to additional tax credits in fiscal 2011. We expect our effective income tax rate for fiscal year 2011 to be similar to the fiscal year 2010 rate.

Inflation

Our revenues and margins are dependent on various economic factors, including rates of inflation or deflation, energy costs, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. Historically, in certain fiscal periods, we have been adversely impacted by rising input costs related to domestic inflation, particularly relating to grain and seed prices, fuel prices and the ingredients used in our garden fertilizer and chemicals, and many of our other inputs. The rising costs made it difficult for us to increase prices to our retail customers at a pace to enable us to return to historical margins.

In fiscal 2009 and fiscal 2010, our business was negatively impacted by declining consumer confidence, as well as other macro-economic factors. In the first quarter of our fiscal year 2011, we were once again impacted by rising raw materials costs. We are in the process of implementing price increases during our second fiscal quarter to mitigate the impact of the increasing grain prices.

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

Net cash provided by operating activities decreased $39.6 million, from $44.3 million for the three months ended December 26, 2009, to $4.7 million for the three months ended December 25, 2010. The decrease in cash provided by operating activities was due primarily to the working capital improvements in the first quarter of our fiscal year 2010, which generated large increases in cash, and to lower earnings in the first quarter of our fiscal year 2011. In the first quarter of fiscal 2011, our working capital accounts decreased approximately $2.8 million from fiscal year end 2010, but increased by $20.6 million as compared to the first quarter of fiscal year 2010, due primarily to increased inventory purchases since fiscal year end 2010.

Net cash used in investing activities increased $3.7 million, from $2.6 million for the three months ended December 26, 2009 to $6.3 million during the three months ended December 25, 2010. The increase in cash used in investing activities was due to increases in capital expenditures in the current year as a result of the conversion of our legacy systems to an enterprise-wide information technology platform, as well as a contingent performance payment related to an acquired business that was not required in the prior year period.

Net cash used by financing activities decreased $21.1 million, from $35.5 million for the three months ended December 26, 2009, to $14.4 million for the three months ended December 25, 2010. The decrease in cash used was due to higher repurchases of our common stock during the three months ended December 26, 2009. For the three month period ending December 25, 2010, we repurchased and retired 0.5 million shares of our voting common stock at an aggregate cost of approximately $5.1 million, or approximately $9.52 per share, and 1.0 million shares of our non-voting Class A common stock at an aggregate cost of approximately $9.8 million, or approximately $9.61 per share.

Senior Credit Facility

On June 25, 2010, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with respect to a five-year senior secured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $275 million. We have the option to increase the size of the Facility by an additional $200 million of incremental term loans and/or revolving loans should we exercise our option and one or more lenders are willing to make such increased amounts available to us. There was no outstanding balance at December 25, 2010 under the Credit Facility. There were $0.2 million of letters of credit outstanding. After giving effect to the financial covenants in the Credit Agreement, the remaining potential borrowing capacity was $274.8 million.

Interest on the Credit Facility is based, at our option, on a rate equal to the Alternate Base Rate (“ABR”), the greatest of the prime rate, the Federal Funds rate plus  1/2 of 1% or one month LIBOR plus 1%, plus a margin, which fluctuates from 1.5% to 2.5%, or LIBOR plus a margin, which fluctuates from 2.5% to 3.5% and commitment fees that range from 0.35% to 0.75%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of December 25, 2010, had we borrowed under the Credit Facility, the applicable interest rate on the Credit Facility related to alternate base rate borrowings would have been 5.25%, and the applicable interest rate related to LIBOR rate borrowings would have been 3.26%.

The Credit Facility is guaranteed by our material subsidiaries and is secured by our assets, excluding real property but including substantially all of the capital stock of our subsidiaries. The Credit Agreement contains certain financial and other covenants which require us to maintain minimum levels of interest coverage and maximum levels of senior debt to EBITDA and that restrict our ability to repurchase our stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Credit Facility. Under the terms of our Credit Facility, we may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount initially not to exceed $200 million over the life of the Credit Facility, subject to qualifications and baskets as defined in the Credit Agreement. As of December 25, 2010, our Total Leverage Ratio, as defined in the Credit Agreement, was 2.7 to 1.0. Apart from the covenants limiting restricted payments and capital expenditures, the Credit Facility does not restrict the use of retained earnings or net income. We were in compliance with all financial covenants as of December 25, 2010.

Senior Subordinated Notes and Debt Refinancing

On March 8, 2010, we issued $400 million aggregate principal amount of 8.25% senior subordinated notes due March 1, 2018 (the “2018 Notes”). We used the proceeds together with available cash to purchase our outstanding $150 million aggregate principal amount of 9.125% senior subordinated notes due February 1, 2013 (the “2013 Notes”), including accrued interest, to repay the $267.1 million outstanding under our senior term loan maturing February 2012 and pay fees and expenses related to the offering. We received tenders and consents from the holders of $150 million of our 2013 Notes, including $12.8 million held in escrow for our benefit, which was previously recorded as a reduction of debt for accounting purposes against the 2013 Notes.

The estimated fair value of our $400 million 2018 Notes as of December 25, 2010 was approximately $405.0 million. The estimated fair value is based on quoted market prices for these notes.

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

At December 25, 2010, our total debt outstanding was $400.3 million versus $407.3 million at December 26, 2009 and cash and short term investment balances for the same periods were $90.6 million and $91.8 million, respectively.

In 2010, our Board of Directors authorized the repurchase of up to a total of $100 million of our common stock, of which approximately $33.8 million has been repurchased to date. We expect to continue our repurchases from time to time depending on market conditions.

We believe that cash flows from operating activities, funds available under our Credit Facility and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $30 million for fiscal 2011, which are related primarily to replacements and upgrades to plant and equipment and investment in our implementation of a scalable enterprise-wide information technology platform. We are investing in this information technology platform to improve existing operations, to support future growth, and enable us to take advantage of new applications and technologies. We have invested approximately $51 million from fiscal 2005 through fiscal 2010 in this initiative and plan to invest up to an additional $10 million in fiscal 2011 for planned implementations. Capital expenditures for 2012 and beyond will depend upon the pace of conversion of those remaining legacy systems. This initiative, when complete, will combine our numerous information systems into one enterprise system which should create greater efficiency and effectiveness.

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

Off-Balance Sheet Arrangements

There have been no material changes to the information provided in our Annual Report on Form 10-K for the fiscal year ended September 25, 2010 regarding off-balance sheet arrangements.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 25, 2010.

New Accounting Pronouncements

Refer to Footnote 1 in the notes to the condensed consolidated financial statements for new accounting pronouncements.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 25, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We believe there has been no material change in our exposure to market risk from that discussed in our fiscal 2010 Annual Report filed on Form 10-K except as follows:

Commodity Prices. We are exposed to fluctuations in market prices for grains, grass seed and pet food ingredients. To mitigate risk associated with increases in market prices and commodity availability, we enter into contracts for purchases, primarily to ensure commodity availability to us in the future. As of September 25, 2010, we had entered into fixed purchase commitments for commodities totaling approximately $157.6 million. A 10% change in the market price for these commodities would have resulted in an additional pretax gain or loss of $15.8 million related to the contracts outstanding as of September 25, 2010. During the first quarter of fiscal 2011, prices for some of our key crops have increased substantially. During the first quarter of fiscal 2011, our weighted average cost per pound increased approximately 15% from the fourth quarter of fiscal 2010. We are currently negotiating price increases with our retailers; however we can provide no assurance as to the timing or extent of our ability to implement additional price adjustments in the context of rising costs or in the event of increased costs in the future.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of December 25, 2010.

(b) Changes in Internal Control Over Financial Reporting. Central’s management, with the participation of Central’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Central’s internal control over financial reporting occurred during the first quarter of fiscal 2011. Based on that evaluation, management concluded that there has been no change in Central’s internal control over financial reporting during the first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, Central’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in certain legal proceedings in the ordinary course of business. Currently, we are not a party to any legal proceedings that management believes would have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A. to Part I of our Form 10-K for the fiscal year ended September 25, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended December 25, 2010 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
September 26, 2010 – October 30, 2010	11,834	(2)	$10.26	7,500	$81,077,000
October 31, 2010 – November 27, 2010	274,803	(3)	$9.03	272,100	$78,620,000
November 28, 2010 – December 25, 2010	1,283,070	(4)	$9.69	1,278,676	$66,225,000

Total	1,569,707		$9.58	1,558,276	$66,225,000

(1)	On July 15, 2010, the Board of Directors authorized a new $100 million share repurchase program. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization.
(2)	Includes 4,334 shares purchased during the period indicated that represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.
(3)	Includes 2,703 shares purchased during the period indicated that represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.
(4)	Includes 4,394 shares purchased during the period indicated that represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Reserved

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

10.1	Employment Offer Letter Between Lori Varlas and the Company dated November 5, 2010 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed December 1, 2010).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: February 3, 2011

/s/ WILLIAM E. BROWN
William E. Brown
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ LORI A. VARLAS
Lori A. Varlas
Chief Financial Officer (Principal Financial Officer)