Form 10-Q
period 2011-03-26
CENTRAL GARDEN & PET CO
filed 2011-05-05
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 30, 2011	14,167,393
Class A Common Stock Outstanding as of April 30, 2011	39,001,198
Class B Stock Outstanding as of April 30, 2011	1,652,262

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

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Unaudited

			(See Note 1)
	March 27, 2010	March 26, 2011	September 25, 2010
ASSETS
Current assets:
Cash and cash equivalents	$27,037	$11,186	$91,460
Short term investments	—	15,320	15,320
Accounts receivable (less allowance for doubtful accounts of $16,809, $17,211 and $21,564)	277,354	327,090	192,422
Inventories	330,570	381,815	285,964
Prepaid expenses and other	30,167	43,655	42,733

Total current assets	665,128	779,066	627,899

Land, buildings, improvements and equipment—net	162,296	169,731	165,281
Goodwill	208,630	209,548	207,319
Other intangible assets—net	101,007	87,073	86,798
Deferred income taxes and other assets	58,644	27,139	43,587

Total	$1,195,705	$1,272,557	$1,130,884

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$147,698	$163,622	$112,611
Accrued expenses	88,573	84,415	81,418
Current portion of long-term debt	14,957	120	165

Total current liabilities	251,228	248,157	194,194

Long-term debt	400,171	517,134	400,106
Other long-term obligations	4,274	3,890	4,441

Equity:
Common stock, $.01 par value: 17,050,384, 14,856,703 and 16,258,704 shares outstanding at March 27, 2010, March 26, 2011 and September 25, 2010	171	149	163
Class A common stock, $.01 par value: 45,719,395, 39,955,882 and 43,696,426 shares outstanding at March 27, 2010, March 26, 2011 and September 25, 2010	457	399	437
Class B stock, $.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	505,170	443,169	483,817
Accumulated earnings	33,541	57,952	45,319
Accumulated other comprehensive income	403	1,235	944

Total Central Garden & Pet Company shareholders’ equity	539,758	502,920	530,696
Noncontrolling interest	274	456	1,447

Total equity	540,032	503,376	532,143

Total	$1,195,705	$1,272,557	$1,130,884

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 27, 2010	March 26, 2011	March 27, 2010	March 26, 2011
Net sales	$441,936	$485,724	$711,172	$767,443
Cost of goods sold and occupancy	280,747	322,455	462,214	521,117

Gross profit	161,189	163,269	248,958	246,326
Selling, general and administrative expenses	100,667	103,639	187,915	193,179

Income from operations	60,522	59,630	61,043	53,147
Interest expense	(9,814)	(9,343)	(14,758)	(18,382)
Interest income	1	60	11	193
Other income (expense)	(206)	204	386	(202)

Income before income taxes and noncontrolling interest	50,503	50,551	46,682	34,756
Income taxes	18,568	18,190	17,166	12,073

Income including noncontrolling interest	31,935	32,361	29,516	22,683
Net income attributable to noncontrolling interest	315	595	790	509

Net income attributable to Central Garden & Pet Company	$31,620	$31,766	$28,726	$22,174

Net income per share attributable to Central Garden & Pet Company:
Basic	$0.49	$0.55	$0.44	$0.37

Diluted	$0.49	$0.54	$0.43	$0.37

Weighted average shares used in the computation of net income per share:
Basic	63,988	57,955	65,408	59,447
Diluted	64,950	58,433	66,435	59,961

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 27, 2010	March 26, 2011
Cash flows from operating activities:
Net income	$29,516	$22,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,463	14,210
Stock-based compensation	2,610	3,468
Excess tax benefits from stock-based awards	(422)	(412)
Deferred income taxes	(640)	8,557
Loss on extinguishment of debt, net of premium paid	1,122	—
Loss (gain) on sale of property and equipment	161	(28)
Change in assets and liabilities:
Accounts receivable	(71,206)	(131,043)
Inventories	(46,141)	(83,748)
Prepaid expenses and other assets	16,150	6,946
Accounts payable	38,254	54,397
Accrued expenses	6,854	(700)
Other long-term obligations	(251)	(551)

Net cash used by operating activities	(9,530)	(106,221)

Cash flows from investing activities:
Additions to property and equipment	(9,426)	(13,813)
Payments to acquire companies, net of cash acquired	—	(24,202)

Net cash used in investing activities	(9,426)	(38,015)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	400,000	—
Repayments of long-term debt	(391,206)	(132)
Borrowings under revolving line of credit	—	238,000
Repayments under revolving line of credit	—	(121,000)
Proceeds from issuance of common stock	722	641
Repurchase of common stock	(37,148)	(52,509)
Distribution to noncontrolling interest	(2,761)	(1,500)
Excess tax benefits from stock-based awards	422	412
Payment of financing costs	(9,468)	—

Net cash provided by (used in) financing activities	(39,439)	63,912
Effect of exchange rate changes on cash and cash equivalents	(236)	50

Net decrease in cash and cash equivalents	(58,631)	(80,274)
Cash and equivalents at beginning of period	85,668	91,460

Cash and equivalents at end of period	$27,037	$11,186

Supplemental information:
Cash paid for interest	$13,330	$18,165

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended March 26, 2011

(unaudited)

1. Basis of Presentation

The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of March 27, 2010 and March 26, 2011, the condensed consolidated statements of operations for the three and six months ended March 27, 2010 and March 26, 2011, and the condensed consolidated statements of cash flows for the six months ended March 27, 2010 and March 26, 2011 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

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

Due to the seasonal nature of the Company’s garden business, the results of operations for the three and six month periods ended March 27, 2010 and March 26, 2011 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2010 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission, as well as other subsequent Securities and Exchange Commission filings. The September 25, 2010 balance sheet presented herein was derived from the audited statements.

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

The Company does not perform the assessments required to achieve hedge accounting for commodity derivative positions. Accordingly, the changes in the values of these derivatives are recorded currently in cost of sales in its condensed consolidated statements of operations. As of March 26, 2011, the notional amount of these contracts was not significant.

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

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures about Fair Value Measurements.” This ASU requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on gross basis information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The ASU also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009 and became effective for the Company on December 27, 2009. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and will be effective for the Company on September 25, 2011. The Company does not anticipate the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010 and will be effective for the Company on September 25, 2011. The Company does not anticipate the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. ASU 2010-29 is effective for the Company for acquisitions made during the quarter beginning December 26, 2010. The adoption of ASU 2010-29 during the quarter ended March 26, 2011 did not have an impact on the Company’s consolidated financial statements; however, the Company may have additional disclosure requirements if a material acquisition occurs.

2. Fair Value Measurements

ASC 820 established a single authoritative definition of fair value, a framework for measuring fair value and expands disclosure of fair value measurements. ASC 820 requires financial assets and liabilities to be categorized based on the inputs used to calculate their fair values as follows:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had short term investments, consisting of a bank certificate of deposit, measured at fair value under Level 2 inputs in the fair value hierarchy, as of March 26, 2011. The Company had no other significant financial assets or liabilities on the balance sheet that were measured at fair value as of March 26, 2011.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the period ended March 26, 2011, the Company was not required to measure any significant non-financial assets and liabilities at fair value.

3. Financial Instruments

The Company’s financial instruments include cash and equivalents, short term investments consisting of a bank certificate of deposit, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of the Company’s $400 million 8.25 % senior subordinated notes due 2018 as of March 26, 2011 was $421.0 million, compared to a carrying value of $400.0 million. The estimated fair value is based on quoted market prices for these notes.

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

Contingent performance payments of $1.0 million were paid through the period ended March 26, 2011 for previous acquisitions and were recorded as goodwill.

On February 28, 2011, the Company acquired certain assets of a privately-held maker of premium fertilizer for the professional and retail markets for approximately $23 million in cash. The acquired assets were integrated into the business of Pennington Seed, Inc., a wholly owned subsidiary of the Company. The purchase price exceeded the estimated fair value of the tangible and intangible assets acquired by approximately $1 million, which was recorded as goodwill during the period ended March 26, 2011.

5. Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
March 26, 2011
Marketing-related intangible assets – amortizable	$12.3	$(5.6)	$—	$6.7
Marketing-related intangible assets – nonamortizable	59.6	—	(16.9)	42.7

Total	71.9	(5.6)	(16.9)	49.4

Customer-related intangible assets – amortizable	41.6	(11.9)	—	29.7

Other acquired intangible assets – amortizable	11.9	(3.9)	—	8.0
Other acquired intangible assets – nonamortizable	1.2	—	(1.2)	—

Total	13.1	(3.9)	(1.2)	8.0

Total other intangible assets	$126.6	$(21.4)	$(18.1)	87.1

March 27, 2010
Marketing-related intangible assets – amortizable	$12.3	$(4.4)	$—	$7.9
Marketing-related intangible assets – nonamortizable	59.6	—	(4.9)	54.7

Total	71.9	(4.4)	(4.9)	62.6

Customer-related intangible assets – amortizable	41.6	(9.7)	—	31.9

Other acquired intangible assets – amortizable	9.2	(2.7)	—	6.5
Other acquired intangible assets – nonamortizable	1.2	—	(1.2)	—

Total	10.4	(2.7)	(1.2)	6.5

Total other intangible assets	$123.9	$(16.8)	$(6.1)	$101.0

September 25, 2010
Marketing-related intangible assets – amortizable	$12.3	$(5.0)	$—	$7.3
Marketing-related intangible assets – nonamortizable	59.6	—	(16.9)	42.7

Total	71.9	(5.0)	(16.9)	50.0

Customer-related intangible assets – amortizable	41.6	(10.8)	—	30.8

Other acquired intangible assets – amortizable	9.2	(3.2)	—	6.0
Other acquired intangible assets – nonamortizable	1.2	—	(1.2)	—

Total	10.4	(3.2)	(1.2)	6.0

Total other intangible assets	$123.9	$(19.0)	$(18.1)	$86.8

Other intangible assets acquired include contract-based and technology-based intangible assets.

On February 28, 2011, the Company acquired approximately $2.6 million (net of $0.1 million of amortization) of identified intangible assets as part of its acquisition of certain assets of a privately-held maker of premium fertilizer. These assets are included under the caption, “Other acquired intangible assets – amortizable” in the table above, pending final valuation.

The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. In fiscal 2010, the Company recognized a non-cash $12.0 million impairment charge to one of its indefinite-lived intangible assets as a result of the continuing challenging economic environment. The fair value of the remaining $27.8 million of indefinite-lived intangible assets exceeded their carrying value at September 25, 2010. In fiscal 2009, the Company tested its indefinite-lived intangible assets and no impairment was indicated.

The Company is currently amortizing its acquired intangible assets with definite lives; over weighted average remaining lives of eight years for marketing-related intangibles, 18 years for customer-related intangibles and six years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $1.4 million and $1.1 million, for the three month periods ended March 26, 2011 and March 27, 2010, respectively, and $2.4 million for each of the six months periods ended March 26, 2011 and March 27, 2010, respectively, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $4 million per year from fiscal 2012 through fiscal 2016.

6. Long-Term Debt

Long-term debt consists of the following:

	March 26, 2011	September 25, 2010
	(in thousands)
Senior subordinated notes, interest at 8.25%, payable semi- annually, principal due March 2018	$400,000	$400,000
Revolving credit facility, interest at Alternate Base Rate plus a margin of 1.5% to 2.5%, or LIBOR plus a margin of 2.5% to 3.5%, final maturity June 2015	117,000	—
Other notes payable	254	271

Total	517,254	400,271
Less current portion	(120)	(165)

Long-term portion	$517,134	$400,106

Senior Credit Facility

On June 25, 2010, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with respect to a five-year senior secured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $275 million. The Company has the option to increase the size of the Facility by an additional $200 million of incremental term loans and/or revolving loans should it exercise its option and one or more lenders are willing to make such increased amounts available to it. There was an outstanding balance of $117.0 million as of March 26, 2011 under the Credit Facility. There were also $3.7 million of letters of credit outstanding. After giving effect to the financial covenants in the Credit Agreement, the remaining potential borrowing capacity was $154.3 million.

Interest on the Credit Facility is based, at the Company’s option, on a rate equal to the Alternate Base Rate (ABR), which is the greatest of the prime rate, the Federal Funds rate plus  1/2 of 1% or one month LIBOR plus 1%, plus a margin, which fluctuates from 1.5% to 2.5%, or LIBOR plus a margin, which fluctuates from 2.5% to 3.5% and commitment fees that range from 0.35% to 0.75%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of March 26, 2011, the applicable interest rate on the Credit Facility related to alternate base rate borrowings was 5.25%, and the applicable interest rate related to LIBOR rate borrowings was 3.26%.

The Credit Facility is guaranteed by the Company’s material subsidiaries and is secured by the Company’s assets, excluding real property but including substantially all of the capital stock of the Company’s subsidiaries. The Credit Agreement contains certain financial and other covenants which require the Company to maintain minimum levels of interest coverage and maximum levels of senior debt to EBITDA and that restrict the Company’s ability to repurchase its stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Credit Facility. Under the terms of the Company’s Credit Facility, it may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount initially not to exceed $200 million over the life of the Credit Facility, subject to qualifications and baskets as defined in the Credit Agreement. As of March 26, 2011, the Company’s Total Leverage Ratio, as defined in the Credit Agreement, was 3.5 to 1.0, and the Company’s Senior Secured Leverage Ratio, as defined in the Credit Agreement with a maximum of 2.25 to 1.0, was 0.8 to 1.0. Apart from the covenants limiting restricted payments and capital expenditures, the Credit Facility does not restrict the use of retained earnings or net income. The Company was in compliance with all financial covenants as of March 26, 2011.

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

7. Supplemental Equity and Comprehensive Income Information

The following table summarizes the allocation of total comprehensive income between controlling and noncontrolling interests for the six months ended March 26, 2011 and March 27, 2010:

	Six Months Ended March 26, 2011
(in thousands)	Controlling Interest	Noncontrolling Interest	Total
Net income	$22,174	$509	$22,683
Other comprehensive income:
Foreign currency translation	291	—	291

Total comprehensive income	$22,465	$509	$22,974

	Six Months Ended March 27, 2010
(in thousands)	Controlling Interest	Noncontrolling Interest	Total
Net income	$28,726	$790	$29,516
Other comprehensive loss:
Foreign currency translation	(659)	—	(659)

Total comprehensive income	$28,067	$790	$28,857

The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest for the six months ended March 26, 2011 and March 27, 2010:

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 25, 2010	$163	$437	$16	$483,817	$45,319	$944	$530,696	$1,447	$532,143
Comprehensive income					22,174	291	22,465	509	22,974
Stock based compensation				2,561			2,561		2,561
Restricted share activity				(156)			(156)		(156)
Issuance of common stock		4		848			852		852
Repurchase of common stock	(14)	(42)		(44,313)	(9,541)		(53,910)		(53,910)
Distributions to noncontrolling interest								(1,500)	(1,500)
Tax benefit on stock option exercise				412			412		412

Balance March 26, 2011	$149	$399	$16	$443,169	$57,952	$1,235	$502,920	$456	$503,376

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 26, 2009	$188	$475	$16	$531,300	$12,044	$1,062	$545,085	$2,250	$547,335
Comprehensive income (loss)					28,726	(659)	28,067	790	28,857
Stock based compensation				1,679			1,679		1,679
Restricted share activity				(171)			(171)		(171)
Issuance of common stock		1		1,051			1,052		1,052
Repurchase of common stock	(17)	(19)		(29,111)	(7,229)		(36,376)		(36,376)
Distributions to noncontrolling interest								(2,761)	(2,761)
Tax benefit on stock option exercise				422			422		422
Other								(5)	(5)

Balance March 27, 2010	$171	$457	$16	$505,170	$33,541	$403	$539,758	$274	$540,032

8. Stock-Based Compensation

The Company recognized share-based compensation expense of $3.5 million and $2.6 million for the six month periods ended March 26, 2011 and March 27, 2010, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the six month periods ended March 26, 2011 and March 27, 2010 was $1.3 million and $1.0 million, respectively.

9. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	Three Months Ended March 26, 2011			Six Months Ended March 26, 2011
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$31,766	57,955	$0.55	$22,174	59,447	$0.37

Effect of dilutive securities:
Options to purchase common stock		346	(0.01)		378	—
Restricted shares		132	—		136	—
Diluted EPS:

Net income available to common shareholders	$31,766	58,433	$0.54	$22,174	59,961	$0.37

	Three Months Ended March 27,2010			Six Months Ended March 27,2010
	Income	Shares	Per Share	Income (Loss)	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$31,620	63,988	$0.49	$28,726	65,408	$0.44

Effect of dilutive securities:
Options to purchase common stock		698	—		736	(0.01)
Restricted shares		264	—		291	—
Diluted EPS:

Net income available to common shareholders	$31,620	64,950	$0.49	$28,726	66,435	$0.43

Options to purchase 10.4 million shares of common stock at prices ranging from $4.60 to $17.99 per share were outstanding at March 26, 2011 and options to purchase 10.1 million shares of common stock at prices ranging from $4.26 to $17.99 per share were outstanding at March 27, 2010.

For the three month periods ended March 26, 2011 and March 27, 2010, options to purchase 7.3 and 7.5 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

For the six month period ended March 26, 2011 and March 27, 2010, options to purchase 7.3 and 7.6 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

	Three Months Ended		Six Months Ended
	March 27, 2010	March 26, 2011	March 27, 2010	March 26, 2011
Net sales:
Pet Products	$222,369	$225,408	$403,895	$412,208
Garden Products	219,567	260,316	307,277	355,235

Total net sales	$441,936	$485,724	$711,172	$767,443

Income from operations:
Pet Products	$34,763	$23,355	$52,391	$34,764
Garden Products	36,810	46,921	30,479	38,938
Corporate	(11,051)	(10,646)	(21,827)	(20,555)

Total income from operations	60,522	59,630	61,043	53,147

Interest expense – net	(9,813)	(9,283)	(14,747)	(18,189)
Other income (expense)	(206)	204	386	(202)
Income taxes	18,568	18,190	17,166	12,073

Income including noncontrolling interest	31,935	32,361	29,516	22,683
Net income attributable to noncontrolling interest	315	595	790	509

Net income attributable to Central Garden & Pet Company	$31,620	$31,766	$28,726	$22,174

Depreciation and amortization:
Pet Products	$3,850	$3,673	$7,844	$7,341
Garden Products	1,563	1,493	2,971	2,923
Corporate	1,819	1,999	3,648	3,946

Total depreciation and amortization	$7,232	$7,165	$14,463	$14,210

Assets:
	March 27, 2010	March 26, 2011	September 25, 2010

Pet Products	$417,024	$427,530	$385,894
Garden Products	451,770	526,094	323,387
Corporate	326,911	318,933	421,603

Total assets	$1,195,705	$1,272,557	$1,130,884

Goodwill (included in corporate assets above):
Pet Products	$202,950	$201,639	$201,639
Garden Products	5,680	7,909	5,680

Total goodwill	$208,630	$209,548	$207,319

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended March 26, 2011 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$141,665	$392,255	$(48,196)	$485,724
Cost of products sold and occupancy	100,009	270,642	(48,196)	322,455

Gross profit	41,656	121,613	—	163,269
Selling, general and administrative expenses	32,310	71,329	—	103,639

Income from operations	9,346	50,284	—	59,630
Interest – net	(9,384)	101	—	(9,283)
Other income (loss )	(2,381)	2,585	—	204

Income (loss) before income taxes	(2,419)	52,970	—	50,551
Income taxes (tax benefit)	(248)	18,438	—	18,190

Income (loss) including noncontrolling interest	(2,171)	34,532	—	32,361
Income attributable to noncontrolling interest	595	—	—	595

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(2,766)	34,532	—	31,766

Equity in undistributed income of guarantor subsidiaries	34,532	—	(34,532)	—

Net income attributable to Central Garden & Pet Co.	$31,766	$34,532	$(34,532)	$31,766

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended March 27, 2010 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$137,696	$344,527	$(40,287)	$441,936
Cost of products sold and occupancy	98,177	222,857	(40,287)	280,747

Gross profit	39,519	121,670	—	161,189
Selling, general and administrative expenses	30,419	70,248	—	100,667

Income from operations	9,100	51,422	—	60,522
Interest – net	(9,881)	68	—	(9,813)
Other income (loss )	(1,257)	1,051	—	(206)

Income (loss) before income taxes	(2,038)	52,541	—	50,503
Income taxes (tax benefit)	(646)	19,214	—	18,568

Income (loss) including noncontrolling interest	(1,392)	33,327		31,935
Income attributable to noncontrolling interest	315	—	—	315

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(1,707)	33,327	—	31,620
Equity in undistributed income of guarantor subsidiaries	33,327	—	(33,327)	—

Net income attributable to Central Garden & Pet Co.	$31,620	$33,327	$(33,327)	$31,620

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Six Months Ended March 26, 2011 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$235,168	$607,911	$(75,636)	$767,443
Cost of products sold and occupancy	171,462	425,291	(75,636)	521,117

Gross profit	63,706	182,620	—	246,326
Selling, general and administrative expenses	59,409	133,770	—	193,179

Income from operations	4,297	48,850	—	53,147
Interest – net	(18,356)	167	—	(18,189)
Other income (expense)	(2,035)	1,833	—	(202)

Income (loss) before income taxes	(16,094)	50,850	—	34,756
Income tax (tax benefit)	(5,537)	17,610	—	12,073

Income (loss) including noncontrolling interest	(10,557)	33,240	—	22,683
Income attributable to noncontrolling interest	509	—	—	509

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(11,066)	33,240	—	22,174
Equity in undistributed income of guarantor subsidiaries	33,240	—	(33,240)	—

Net income attributable to Central Garden & Pet Co.	$22,174	$33,240	$(33,240)	$22,174

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Six Months Ended March 27, 2010 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$228,221	$551,990	$(69,039)	$711,172
Cost of products sold and occupancy	162,760	368,493	(69,039)	462,214

Gross profit	65,461	183,497	—	248,958
Selling, general and administrative expenses	58,067	129,848	—	187,915

Income from operations	7,394	53,649	—	61,043
Interest – net	(14,900)	153	—	(14,747)
Other income (loss )	(3,159)	3,545	—	386

Income (loss) before income taxes	(10,665)	57,347	—	46,682
Income taxes (tax benefit)	(3,911)	21,077	—	17,166

Income (loss) including noncontrolling interest	(6,754)	36,270		29,516
Income attributable to noncontrolling interest	790	—	—	790

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(7,544)	36,270	—	28,726
Equity in undistributed income of guarantor subsidiaries	36,270	—	(36,270)	—

Net income attributable to Central Garden & Pet Co.	$28,726	$36,270	$(36,270)	$28,726

	CONSOLIDATING CONDENSED BALANCE SHEET March 26, 2011 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$9,929	$1,257	$—	$11,186
Short term investments	15,320	—	—	15,320
Accounts receivable, net	114,214	233,996	(21,120)	327,090
Inventories	132,312	249,503	—	381,815
Prepaid expenses and other assets	21,086	22,569	—	43,655

Total current assets	292,861	507,325	(21,120)	779,066
Land, buildings, improvements and equipment, net	67,711	102,020	—	169,731
Goodwill	—	209,548	—	209,548
Investment in guarantors	733,320	—	(733,320)	—
Deferred income taxes and other assets	31,442	82,770	—	114,212

Total	$1,125,334	$901,663	$(754,440)	$1,272,557

LIABILITIES AND EQUITY
Accounts payable	$62,849	$121,893	$(21,120)	$163,622
Accrued expenses and other current liabilities	39,765	44,770	—	84,535

Total current liabilities	102,614	166,663	(21,120)	248,157
Long-term debt	517,073	61	—	517,134
Other long-term obligations	2,271	1,619	—	3,890
Shareholders’ equity attributable to Central Garden & Pet Co.	502,920	733,320	(733,320)	502,920
Noncontrolling interest	456	—	—	456

Total equity	503,376	733,320	(733,320)	503,376

Total	$1,125,334	$901,663	$(754,440)	$1,272,557

	CONSOLIDATING CONDENSED BALANCE SHEET September 25, 2010 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$90,265	$1,195	$—	$91,460
Short term investments	15,320	—	—	15,320
Accounts receivable, net	47,001	150,838	(5,417)	192,422
Inventories	84,129	201,835	—	285,964
Prepaid expenses and other assets	23,447	19,286	—	42,733

Total current assets	260,162	373,154	(5,417)	627,899
Land, buildings, improvements and equipment, net	63,303	101,978	—	165,281
Goodwill	—	207,319	—	207,319
Investment in guarantors	633,908	—	(633,908)	—
Other assets	47,327	83,058	—	130,385

Total	$1,004,700	$765,509	$(639,325)	$1,130,884

LIABILITIES AND EQUTY
Accounts payable	$35,218	$82,810	$(5,417)	$112,611
Accrued expenses and other liabilities	34,692	46,891	—	81,583

Total current liabilities	69,910	129,701	(5,417)	194,194
Long-term debt	400,026	80	—	400,106
Other long-term obligations	2,621	1,820	—	4,441
Shareholders’ equity attributable to Central Garden & Pet Co.	530,696	633,908	(633,908)	530,696
Noncontrolling interest	1,447	—	—	1,447

Total equity	532,143	633,908	(633,908)	532,143

Total	$1,004,700	$765,509	$(639,325)	$1,130,884

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Six Months Ended March 26, 2011 ( in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used by operating activities	$(13,693)	$(58,654)	$(33,874)	$(106,221)

Additions to property and equipment	(7,266)	(6,547)	—	(13,813)
Businesses acquired, net of cash acquired	(24,202)	—	—	(24,202)
Investment in guarantor subsidiaries	(99,412)	65,538	33,874	—

Net cash provided (used) by investing activities	(130,880)	58,991	33,874	(38,015)

Repayments of long-term debt	(43)	(89)	—	(132)
Borrowings under revolving line of credit	238,000	—	—	238,000
Repayments under revolving line of credit	(121,000)	—	—	(121,000)
Repurchase of common stock	(52,509)	—	—	(52,509)
Proceeds from issuance of common stock	641	—	—	641
Excess tax benefits from stock-based awards	412	—	—	412
Distribution to noncontrolling interest	(1,500)	—	—	(1,500)

Net cash provided (used by) financing activities	64,001	(89)	—	63,912

Effect of exchange rate changes on cash	236	(186)	—	50

Net increase (decrease) in cash and cash equivalents	(80,336)	62	—	(80,274)
Cash and cash equivalents at beginning of period	90,265	1,195	—	91,460

Cash and cash equivalents at end of period	$9,929	$1,257	$—	$11,186

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Six Months Ended March 27, 2010 ( in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$22,120	$4,620	$(36,270)	$(9,530)

Additions to property and equipment	(5,522)	(3,904)	—	(9,426)
Investment in guarantor subsidiaries	(35,435)	(835)	36,270	—

Net cash provided (used) by investing activities	(40,957)	(4,739)	36,270	(9,426)

Repayments of long-term debt	(391,038)	(168)	—	(391,206)
Proceeds from issuance of long-term debt	400,000	—	—	400,000
Repurchase of common stock	(37,148)	—	—	(37,148)
Proceeds from issuance of common stock	722	—	—	722
Payment of financing costs	(9,468)	—	—	(9,468)
Excess tax benefits from stock-based awards	422	—	—	422
Distribution to noncontrolling interest	(2,761)	—	—	(2,761)

Net cash used by financing activities	(39,271)	(168)	—	(39,439)

Effect of exchange rate changes on cash	—	(236)	—	(236)

Net decrease in cash and cash equivalents	(58,108)	(523)	—	(58,631)
Cash and cash equivalents at beginning of period	82,958	2,710	—	85,668

Cash and cash equivalents at end of period	$24,850	$2,187	$—	$27,037

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

Recent Developments

Fiscal 2011 Second Quarter Financial Performance—In our second quarter of fiscal 2011, our net income increased slightly to $31.8 million compared to the second quarter of fiscal 2010. Earnings per share on a fully diluted basis increased from $0.49 in the prior year quarter to $0.54 in the current year quarter due to lower outstanding shares. Our revenues increased approximately $43.8 million, with sales growth in both our operating segments, but income from operations decreased $0.9 million from the prior year quarter. The decrease in operating income was due primarily to increased grain and other raw material prices and increased marketing and brand building expenditures, partially offset by the increased revenues.

An increase in working capital was required to support the increase in our sales and the seasonal build associated with our Garden Products segment. This was funded, along with the repurchase of our common stock and a small acquisition, by borrowing under our revolving line of credit.

Repurchase of Company Stock—During the six months ended March 26, 2011, we repurchased $53.9 million of our common stock, which consisted of 1.4 million shares of our voting common stock (CENT) at an aggregate cost of approximately $13.4 million, or approximately $9.53 per share and 4.2 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $40.5 million, or approximately $9.56 per share. As of March 26, 2011, under our current share repurchase program authorization, approximately $27 million remains available for repurchases in 2011 and thereafter.

Results of Operations

Three Months Ended March 26, 2011

Compared with Three Months Ended March 27, 2010

Net Sales

Net sales for the three months ended March 26, 2011 increased $43.8 million, or 9.9%, to $485.7 million from $441.9 million for the three months ended March 27, 2010. Our branded product sales increased $49.4 million and sales of other manufacturers’ products decreased $5.6 million.

Pet Products’ net sales increased $3.1 million, or 1.4%, to $225.4 million for the three months ended March 26, 2011 from $222.3 million in the comparable fiscal 2010 period. Pet branded product sales increased $3.2 million, due primarily to a sales increase of animal health products. Sales of other manufacturers’ products were relatively flat compared to the prior year quarter.

Garden Products’ net sales increased $40.7 million, or 18.5%, to $260.3 million for the three months ended March 26, 2011 from $219.6 million in the comparable fiscal 2010 period. Garden branded product sales increased $46.2 million, partially offset by a decrease of $5.5 million in sales of other manufacturers’ products. Sales increased due primarily to a $16.3 million increase in grass seed, a $14.2 million increase in garden chemicals and control products and an $8.6 million increase in other garden supplies.

Gross Profit

Gross profit for the three months ended March 26, 2011 increased $2.1 million, or 1.3%, to $163.3 million from $161.2 million for the three months ended March 27, 2010. Gross profit as a percentage of net sales declined from 36.5% for the three months ended March 27, 2010 to 33.6% for the three months ended March 26, 2011. Gross profit as a percentage of net sales decreased in both segments. Both gross profit and gross margin decreased in Pet Products due primarily to higher input costs, the largest impact from increased grain prices (for example, milo, sunflower and corn). Gross profit increased in Garden Products but gross margin decreased due primarily to higher input costs. Although we were able to implement price increases throughout the second fiscal quarter, margins continue to be impacted as input costs have continued to increase.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.9 million, or 2.9%, to $103.6 million for the three months ended March 26, 2011 from $100.7 million for the three months ended March 27, 2010. As a percentage of net sales, selling, general and administrative expenses decreased to 21.3% for the three months ended March 26, 2011, compared to 22.8% in the comparable prior year quarter due to the increase in net sales. The increase in selling, general and administrative expenses, discussed further below, was due to increased selling expenses.

Selling and delivery expense increased $6.3 million, or 12.9%, from $48.9 million for the three months ended March 27, 2010 to $55.2 million for the three months ended March 26, 2011. The increased expense was due primarily to increased marketing investment, including brand building activities and increased variable expenses related to the increase in sales.

Facilities expense declined $0.3 million to $2.4 million in the quarter ended March 26, 2011 from $2.7 million for the quarter ended March 27, 2010. The decrease was due primarily to cost savings from warehouse consolidations in our garden segment.

Warehouse and administrative expense decreased $3.1 million to $46.0 million for the quarter ended March 26, 2011 from $49.1 million in the quarter ended March 27, 2010 due primarily to reduced legal and litigation costs and compensation expense.

Net Interest Expense

Net interest expense for the three months ended March 26, 2011 decreased $0.5 million or 5.4%, to $9.3 million from $9.8 million for the three months ended March 27, 2010. In March 2010, we issued $400 million of 8.25% 2018 Notes, tendered for our outstanding 9.125% 2013 Notes and paid the outstanding indebtedness under our senior term loan. As a result of this refinancing, we incurred an additional $3.2 million in interest expense comprised primarily of the remaining unamortized deferred charges related to the retired debt and the premium paid for the tender and call on the 2013 Notes. The higher interest expense in the prior year quarter was partially offset by our increased average borrowing rate and higher debt balance in the current year quarter. Our average borrowing rate for the current quarter increased to 8.1% compared to 5.8% for the prior year quarter. Debt outstanding on March 26, 2011 was $517.2 million compared to $415.1 million as of March 27, 2010.

Other Income

Other income increased $0.4 million, from an expense of $0.2 million for the quarter ended March 27, 2010, to earnings of $0.2 million for the quarter ended March 26, 2011. The increase was due to both foreign currency exchange gains and income from investments accounted for under the equity method of accounting, both of which generated losses in the prior year quarter.

Income Taxes

Our effective income tax benefit rate was 36.0% for the quarter ended March 26, 2011 and 36.8% for the quarter ended March 27, 2010. Our 2011 tax rate benefited primarily from additional tax credits in fiscal 2011.

Six Months Ended March 26, 2011

Compared with Six Months Ended March 27, 2010

Net Sales

Net sales for the six months ended March 26, 2011 increased $56.2 million, or 7.9%, to $767.4 million from $711.2 million for the six months ended March 27, 2010. Our branded product sales increased $59.7 million and sales of other manufacturers’ products decreased $3.5 million.

Pet Products’ net sales increased $8.3 million, or 2.1%, to $412.2 million for the six months ended March 26, 2011 from $403.9 million in the comparable fiscal 2010 period. Pet branded product sales increased $7.8 million from the prior year period, due primarily to a sales increase of $5.4 million of bird feed products and $3.8 million of animal health products. The increased sales were due primarily to increased brand building and marketing investment and expanded product distribution. These sales increases were partially offset by decreased sales of dog and cat products.

Garden Products’ net sales increased $47.9 million, or 15.6%, to $355.2 million for the six months ended March 26, 2011 from $307.3 million in the comparable fiscal 2010 period. Garden branded product sales increased $51.9 million due primarily to a $25.9 million increase in grass seed, which was supported by increased marketing investment, and an $11.8 million increase in garden chemicals and control products, primarily increased sales of fertilizer products.

Gross Profit

Gross profit for the six months ended March 26, 2011 decreased $2.6 million, or 1.1%, to $246.3 million from $248.9 million for the six months ended March 27, 2010. Gross profit as a percentage of net sales declined from 35.0% for the six months ended March 27, 2010 to 32.1% for the six months ended March 26, 2011. Gross profit as a percentage of net sales decreased in both segments. Gross profit decreased in Pet Products despite increased sales due to a lower gross margin due primarily to higher input prices (for example, milo, sunflower and corn). Gross profit increased in Garden Products, primarily due to increased sales, but its gross margin was impacted by higher input prices, primarily in bird feed and secondarily in garden chemicals and control products. Although we were able to implement price increases throughout the second fiscal quarter, margins continue to be impacted as input costs have continued to increase.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.3 million, or 2.8%, to $193.2 million for the six months ended March 26, 2011 from $187.9 million for the six months ended March 27, 2010. As a percentage of net sales, selling, general and administrative expenses decreased to 25.2% for the six months ended March 26, 2011, compared to 26.4% in the comparable prior year quarter due to the increase in net sales. The increase in selling, general and administrative expenses, discussed further below, was due to increased selling expenses.

Selling and delivery expense increased $11.6 million, or 12.9%, from $90.0 million for the six months ended March 27, 2010 to $101.6 million for the six months ended March 26, 2011. The increased expense was due primarily to increased marketing investment, including brand building activities and increased variable expenses related to the increase in sales.

Facilities expense declined $0.5 million to $4.8 million in the six months ended March 26, 2011 from $5.3 million for the six months ended March 27, 2010. The decrease was due primarily to cost savings from warehouse consolidations in our garden segment.

Warehouse and administrative expense decreased $5.8 million to $86.8 million for the six months ended March 26, 2011 from $92.6 million in the six months ended March 27, 2010 due primarily to reduced legal and litigation costs and compensation expense.

Net Interest Expense

Net interest expense for the six months ended March 26, 2011 increased $3.5 million or 23.3%, to $18.2 million from $14.7 million for the six months ended March 27, 2010. The increase in interest expense resulted from both higher interest rates and increased borrowings in the current fiscal year, partially offset by increased interest charges in the second fiscal quarter of the prior year due to the expensing of the remaining unamortized deferred charges related to retired debt and the premium paid for the a tender call on our 2013 Notes. In March 2010, we issued $400 million of 8.25% 2018 Notes, tendered for our outstanding 9.125% 2013 Notes and paid the outstanding indebtedness under our senior term loan. As a result of this refinancing, our average borrowing rate for the current quarter increased to 8.4% compared to 5.2% for the prior year quarter. Debt outstanding on March 26, 2011 was $517.2 million compared to $415.1 million as of March 27, 2010.

Other Income

Other income decreased $0.6 million from earnings of $0.4 million for the six months ended March 27, 2010, to a $0.2 million expense for the six months ended March 26, 2011. The decrease was due primarily to investments accounted for under the equity method of accounting that generated income in the prior year first quarter but losses in the current year first quarter.

Income Taxes

Our effective income tax benefit rate was 34.7% for the six months ended March 26, 2011 and 36.8% for the six months ended March 27, 2010. Our 2011 tax rate benefited primarily from additional tax credits in fiscal 2011. We expect our effective income tax rate for fiscal year 2011 to be similar to the 37% reported for fiscal year 2010.

Inflation

Our revenues and margins are dependent on various economic factors, including rates of inflation or deflation, energy costs, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. Historically, in certain fiscal periods, we have been adversely impacted by rising input costs related to domestic inflation, particularly relating to grain and seed prices, fuel prices and the ingredients used in our garden fertilizer and chemicals, and many of our other inputs. Rising costs have made it difficult for us to increase prices to our retail customers at a pace to enable us to maintain margins.

In fiscal 2009 and fiscal 2010, our business was negatively impacted by declining consumer confidence, as well as other macro-economic factors. In the first and second quarter of our fiscal year 2011, we were once again impacted by rising raw materials costs. We are continuing to seek selective price increases during our third fiscal quarter to mitigate the impact of the increasing grain prices.

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

Net cash used by operating activities increased $96.7 million, from $9.5 million for the six months ended March 27, 2010, to $106.2 million for the six months ended March 26, 2011. The increase in cash used by operating activities was due primarily to an increase in working capital, principally accounts receivable and inventory, as we have entered our lawn and garden selling season and from the increased sales in the current year period. Our working capital accounts increased approximately $177 million from fiscal year end 2010 and increased by $60 million as compared to the first six months of fiscal year 2010, due primarily to increased inventory purchases and increased sales.

Net cash used in investing activities increased $28.6 million, from $9.4 million for the six months ended March 27, 2010 to $38.0 million during the six months ended March 26, 2011. The increase in cash used in investing activities was due to our acquisition of certain assets of a privately-held maker of premium fertilizer for the professional and retail markets for approximately $23 million in cash in our Garden Products business, as well as increases in capital expenditures in the current year as a result of the conversion of our legacy systems to an enterprise-wide information technology platform.

Net cash provided by financing activities increased $103.3 million, from $39.4 million of cash used in financing activities for the six months ended March 27, 2010, to $63.9 million of cash provided by financing activities for the six months ended March 26, 2011. The increase in cash provided was due primarily to an increase in borrowings under our revolving line of credit of $117 million, partially offset by higher repurchases of our common stock during the six months ended March 26, 2011. For the six month period ending March 26, 2011, we repurchased and retired 1.4 million shares of our voting common stock at an aggregate cost of approximately $13.4 million, or approximately $9.53 per share, and 4.2 million shares of our non-voting Class A common stock at an aggregate cost of approximately $40.5 million, or approximately $9.56 per share.

Senior Credit Facility

On June 25, 2010, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with respect to a five-year senior secured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $275 million. We have the option to increase the size of the Facility by an additional $200 million of incremental term loans and/or revolving loans should we exercise our option and one or more lenders are willing to make such increased amounts available to us. There was an outstanding balance of $117.0 million as of March 26, 2011 under the Credit Facility. There were also $3.7 million of letters of credit outstanding. After giving effect to the financial covenants in the Credit Agreement, the remaining potential borrowing capacity was $154.3 million.

Interest on the Credit Facility is based, at our option, on a rate equal to the Alternate Base Rate (“ABR”), the greatest of the prime rate, the Federal Funds rate plus  1/2 of 1% or one month LIBOR plus 1%, plus a margin, which fluctuates from 1.5% to 2.5%, or LIBOR plus a margin, which fluctuates from 2.5% to 3.5% and commitment fees that range from 0.35% to 0.75%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of March 26, 2011, the applicable interest rate on the Credit Facility related to alternate base rate borrowings was 5.25%, and the applicable interest rate related to LIBOR rate borrowings was 3.26%.

The Credit Facility is guaranteed by our material subsidiaries and is secured by our assets, excluding real property but including substantially all of the capital stock of our subsidiaries. The Credit Agreement contains certain financial and other covenants which require us to maintain minimum levels of interest coverage and maximum levels of senior debt to EBITDA and that restrict our ability to repurchase our stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Credit Facility. Under the terms of our Credit Facility, we may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount initially not to exceed $200 million over the life of the Credit Facility, subject to qualifications and baskets as defined in the Credit Agreement. As of March 26, 2011, our Total Leverage Ratio, as defined in the Credit Agreement, was 3.5 to 1.0, and our Senior Secured Leverage Ratio, as defined in the Credit Agreement with a maximum of 2.25 to 1.0, was 0.8 to 1.0. Apart from the covenants limiting restricted payments and capital expenditures, the Credit Facility does not restrict the use of retained earnings or net income. We were in compliance with all financial covenants as of March 26, 2011.

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

The estimated fair value of our $400 million 2018 Notes as of March 26, 2011 was approximately $421.0 million. The estimated fair value is based on quoted market prices for these notes.

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

At March 26, 2011, our total debt outstanding was $517.2 million versus $415.1 million at March 27, 2010 and cash and short term investment balances for the same periods were $26.5 million and $27.0 million, respectively.

In 2010, our Board of Directors authorized the repurchase of up to a total of $100 million of our common stock, of which approximately $72.8 million has been repurchased to date. We expect to continue our repurchases from time to time depending on market conditions.

We believe that cash flows from operating activities, funds available under our Credit Facility and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $30 million for fiscal 2011, which are related primarily to replacements and upgrades to plant and equipment and investment in our implementation of a scalable enterprise-wide information technology platform. We are investing in this information technology platform to improve existing operations, to support future growth, and enable us to take advantage of new applications and technologies. We have invested approximately $51 million from fiscal 2005 through fiscal 2010 in this initiative and plan to invest approximately $10 million in fiscal 2011 for planned implementations. Capital expenditures for 2012 and beyond will depend upon the pace of conversion of those remaining legacy systems. This initiative, when complete, will combine our numerous information systems into one enterprise system which should create greater efficiency and effectiveness.

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

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 25, 2010. Subsequent to September 25, 2010, under the terms of our senior secured revolving credit facility, the Company had borrowings in the ordinary course of business, resulting in a balance of $117 million at March 26, 2011.

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

We believe there has been no material change in our exposure to market risk from that discussed in our fiscal 2010 Annual Report filed on Form 10-K except as follows:

Commodity Prices. We are exposed to fluctuations in market prices for grains, grass seed and pet food ingredients. To mitigate risk associated with increases in market prices and commodity availability, we enter into contracts for purchases, primarily to ensure commodity availability to us in the future. As of September 25, 2010, we had entered into fixed purchase commitments for commodities totaling approximately $157.6 million. A 10% change in the market price for these commodities would have resulted in an additional pretax gain or loss of $15.8 million related to the contracts outstanding as of September 25, 2010. During the first six months of fiscal 2011, prices for some of our key crops have increased substantially. During the first six months of fiscal 2011, our weighted average cost per pound increased approximately 38% from the fourth quarter of fiscal 2010. While we were able to implement price increases throughout the second fiscal quarter, we can provide no assurance as to the timing or extent of our ability to implement additional price adjustments in the context of rising costs or in the event of increased costs in the future.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of March 26, 2011.

(b) Changes in Internal Control Over Financial Reporting. Central’s management, with the participation of Central’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Central’s internal control over financial reporting occurred during the second quarter of fiscal 2011. Based on that evaluation, management concluded that there has been no change in Central’s internal control over financial reporting during the second quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, Central’s internal control over financial reporting.

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

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended March 26, 2011 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
December 26, 2010 – January 31, 2011	1,268,558	(2)	$10.02	1,262,900	$53,577,000
February 1, 2011 – February 28, 2011	1,289,675	(3)	$9.42	1,275,900	$41,557,000
March 1, 2011 – March 26, 2011	1,556,116	(4)	$9.26	1,545,627	$27,241,000

Total	4,114,349		$9.54	4,084,427	$27,241,000

(1)	On July 15, 2010, the Board of Directors authorized a new $100 million share repurchase program. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization.
(2)	Includes 5,658 shares purchased during the period indicated that represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.
(3)	Includes 13,775 shares purchased during the period indicated that represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.
(4)	Includes 10,489 shares purchased during the period indicated that represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: May 5, 2011

/s/ WILLIAM E. BROWN
William E. Brown
Chairman and Chief Executive Officer (Principal Executive Officer)

/S/ LORI A. VARLAS
Lori A. Varlas
Chief Financial Officer (Principal Financial Officer)