Form 10-Q
period 2011-06-25
CENTRAL GARDEN & PET CO
filed 2011-08-04
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 31, 2011	13,707,093
Class A Common Stock Outstanding as of July 31, 2011	38,085,925
Class B Stock Outstanding as of July 31, 2011	1,652,262

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in our Form 10-K for the fiscal year ended September 25, 2010 and this Form 10-Q, including the factors described in the sections entitled “Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	seasonality and fluctuations in our operating results and cash flow;

•	fluctuations in market prices for seeds and grains and other raw materials and our ability to pass-through cost increases in a timely manner;

•	declines in consumer spending during economic downturns;

•	inflation, deflation and other adverse macro-economic conditions;

•	supply shortages in small animals and pet birds;

•	adverse weather conditions;

•	fluctuations in energy prices, fuel and related petrochemical costs;

•	access to and cost of additional capital;

•	dependence on a few customers for a significant portion of our business;

•	consolidation trends in the retail industry;

•	uncertainty about new product innovations and marketing programs;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	dependence upon our key executive officers;

•	implementation of a new enterprise resource planning information technology system;

•	our ability to protect our intellectual property rights;

•	potential environmental liabilities;

•	risk associated with international sourcing;

•	litigation and product liability claims;

•	the voting power associated with our Class B stock; and

•	potential dilution from issuance of authorized shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Unaudited

			(See Note 1)
	June 26, 2010	June 25, 2011	September 25, 2010
ASSETS
Current assets:
Cash and cash equivalents	$91,623	$11,233	$91,460
Short term investments	0	15,320	15,320
Accounts receivable (less allowance for doubtful accounts of $17,702 , $18,782 and $21,564)	223,845	257,418	192,422
Inventories	306,118	343,788	285,964
Prepaid expenses and other	30,643	40,095	42,733

Total current assets	652,229	667,854	627,899

Land, buildings, improvements and equipment—net	162,352	171,187	165,281
Goodwill	208,630	209,348	207,319
Other intangible assets—net	99,828	85,705	86,798
Deferred income taxes and other assets	60,668	21,638	43,587

Total	$1,183,707	$1,155,732	$1,130,884

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$119,869	$115,380	$112,611
Accrued expenses	101,312	92,678	81,418
Current portion of long-term debt	201	198	165

Total current liabilities	221,382	208,256	194,194

Long-term debt	400,138	450,266	400,106
Other long-term obligations	4,223	4,104	4,441

Equity:
Common stock, $.01 par value: 16,820,404, 13,755,693 and 16,258,704 shares outstanding at June 26, 2010, June 25, 2011 and September 25, 2010	168	137	163
Class A common stock, $.01 par value: 44,997,584, 38,191,629 and 43,696,426 shares outstanding at June 26, 2010, June 25, 2011 and September 25, 2010	450	382	437
Class B stock, $.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	497,821	421,351	483,817
Retained earnings	57,618	69,234	45,319
Accumulated other comprehensive income	464	1,386	944

Total Central Garden & Pet Company shareholders’ equity	556,537	492,506	530,696
Noncontrolling interest	1,427	600	1,447

Total equity	557,964	493,106	532,143

Total	$1,183,707	$1,155,732	$1,130,884

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 26, 2010	June 25, 2011	June 26, 2010	June 25, 2011
Net sales	$465,486	$484,303	$1,176,658	$1,251,746
Cost of goods sold and occupancy	302,712	334,914	764,926	856,031

Gross profit	162,774	149,389	411,732	395,715
Selling, general and administrative expenses	110,134	112,795	298,049	305,974

Income from operations	52,640	36,594	113,683	89,741
Interest expense	(9,797)	(9,948)	(24,555)	(28,330)
Interest income	1	140	12	333
Other income	42	318	428	116

Income before income taxes and noncontrolling interest	42,886	27,104	89,568	61,860
Income taxes	15,860	9,879	33,026	21,952

Income including noncontrolling interest	27,026	17,225	56,542	39,908
Net income attributable to noncontrolling interest	1,153	144	1,943	653

Net income attributable to Central Garden & Pet Company	$25,873	$17,081	$54,599	$39,255

Net income per share attributable to Central Garden & Pet Company:
Basic	$0.41	$0.32	$0.84	$0.68

Diluted	$0.40	$0.31	$0.83	$0.68

Weighted average shares used in the computation of net income per share:
Basic	63,810	54,020	64,879	57,635
Diluted	64,606	54,498	65,716	58,115

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 26, 2010	June 25, 2011
Cash flows from operating activities:
Net income	$56,542	$39,908
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,709	21,316
Stock-based compensation	3,983	5,720
Excess tax benefits from stock-based awards	(720)	(791)
Deferred income taxes	(1,000)	14,859
Loss on extinguishment of debt, net of premium paid	3,633	0
Loss (gain) on sale of property and equipment	395	(4)
Change in assets and liabilities:
Accounts receivable	(17,527)	(61,422)
Inventories	(21,704)	(45,648)
Prepaid expenses and other assets	16,332	11,836
Accounts payable	10,442	5,536
Accrued expenses	19,591	7,524
Other long-term obligations	(303)	(337)

Net cash provided by (used in) operating activities	91,373	(1,503)

Cash flows from investing activities:
Additions to property and equipment	(15,611)	(20,191)
Payments to acquire companies, net of cash acquired	0	(24,432)

Net cash used in investing activities	(15,611)	(44,623)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	400,000	0
Repayments of long-term debt	(407,856)	(221)
Borrowings under revolving line of credit	10,000	593,000
Repayments under revolving line of credit	(10,000)	(543,000)
Proceeds from issuance of common stock	1,062	1,436
Repurchase of common stock	(48,314)	(83,602)
Distribution to noncontrolling interest	(2,761)	(1,500)
Excess tax benefits from stock-based awards	720	791
Payment of financing costs	(12,490)	(1,034)

Net cash used in financing activities	(69,639)	(34,130)
Effect of exchange rate changes on cash and cash equivalents	(168)	29

Net increase (decrease) in cash and cash equivalents	5,955	(80,227)
Cash and equivalents at beginning of period	85,668	91,460

Cash and equivalents at end of period	$91,623	$11,233

Supplemental information:
Cash paid for interest	$14,920	$19,965

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended June 25, 2011

(unaudited)

1. Basis of Presentation

The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of June 26, 2010 and June 25, 2011, the condensed consolidated statements of operations for the three and nine months ended June 26, 2010 and June 25, 2011, and the condensed consolidated statements of cash flows for the nine months ended June 26, 2010 and June 25, 2011 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

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

Due to the seasonal nature of the Company’s garden business, the results of operations for the three and nine month periods ended June 26, 2010 and June 25, 2011 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2010 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission, as well as other subsequent Securities and Exchange Commission filings. The September 25, 2010 balance sheet presented herein was derived from the audited financial statements.

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

The Company does not perform the assessments required to achieve hedge accounting for commodity derivative positions. Accordingly, the changes in the values of these derivatives are recorded currently in cost of sales in its condensed consolidated statements of operations. As of June 25, 2011, the notional amount of these contracts was not significant.

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

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for fiscal years and interim periods within those years, beginning after December 15, 2011 and will be effective for the Company on September 30, 2012. The guidance will be applied retrospectively. This amendment will change the manner in which the Company presents comprehensive income.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had short- term investments, consisting of a bank certificate of deposit, measured at fair value under Level 2 inputs in the fair value hierarchy, as of June 25, 2011. The Company had no other significant financial assets or liabilities on the balance sheet that were measured at fair value as of June 25, 2011.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the period ended June 25, 2011, the Company was not required to measure any significant non-financial assets and liabilities at fair value.

3. Financial Instruments

The Company’s financial instruments include cash and equivalents, short term investments consisting of a bank certificate of deposit, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of the Company’s $400 million 8.25 % senior subordinated notes due 2018 as of June 25, 2011 was $412.0 million, compared to a carrying value of $400.0 million. The estimated fair value is based on quoted market prices for these notes.

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

Contingent performance payments of $1.0 million have been paid in fiscal 2011 for previous acquisitions and recorded as goodwill.

On February 28, 2011, the Company acquired certain assets of a privately-held maker of premium fertilizer for the professional and retail markets for approximately $23 million in cash. The acquired assets were integrated into the business of Pennington Seed, Inc., a wholly owned subsidiary of the Company. The purchase price exceeded the estimated fair value of the tangible and intangible assets acquired by $1.0 million, which was recorded as goodwill.

5. Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
June 25, 2011
Marketing-related intangible assets – amortizable	$12.3	$(5.9)	$0	$6.4
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	71.9	(5.9)	(16.9)	49.1

Customer-related intangible assets – amortizable	42.7	(12.5)	0	30.2

Other acquired intangible assets – amortizable	10.8	(4.4)	0	6.4
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	12.0	(4.4)	(1.2)	6.4

Total other intangible assets	$126.6	$(22.8)	$(18.1)	$85.7

June 26, 2010
Marketing-related intangible assets – amortizable	$12.3	$(4.7)	$0	$7.6
Marketing-related intangible assets – nonamortizable	59.6	0	(4.9)	54.7

Total	71.9	(4.7)	(4.9)	62.3

Customer-related intangible assets – amortizable	41.6	(10.3)	0	31.3

Other acquired intangible assets – amortizable	9.2	(3.0)	0	6.2
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	10.4	(3.0)	(1.2)	6.2

Total other intangible assets	$123.9	$(18.0)	$(6.1)	$99.8

September 25, 2010
Marketing-related intangible assets – amortizable	$12.3	$(5.0)	$0	$7.3
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	71.9	(5.0)	(16.9)	50.0

Customer-related intangible assets – amortizable	41.6	(10.8)	0	30.8

Other acquired intangible assets – amortizable	9.2	(3.2)	0	6.0
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	10.4	(3.2)	(1.2)	6.0

Total other intangible assets	$123.9	$(19.0)	$(18.1)	$86.8

Other intangible assets acquired include contract-based and technology-based intangible assets.

On February 28, 2011, the Company acquired approximately $2.7 million (net of $0.2 million of amortization) of identified customer related and other intangible assets as part of its acquisition of certain assets of a privately-held maker of premium fertilizer.

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

The Company is currently amortizing its acquired intangible assets with definite lives; over weighted average remaining lives of eight years for marketing-related intangibles, 18 years for customer-related intangibles and six years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $1.4 million and $1.2 million, for the three month periods ended June 25, 2011 and June 26, 2010, respectively, and $3.8 million and $3.5 million for the nine month periods ended June 25, 2011 and June 26, 2010, respectively, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $5.0 million per year from fiscal 2012 through fiscal 2016.

6. Long-Term Debt

Long-term debt consists of the following:

	June 25, 2011	September 25, 2010
	(in thousands)
Senior subordinated notes, interest at 8.25%, payable semi-annually, principal due March 2018	$400,000	$400,000
Revolving credit facility, interest at Alternate Base Rate plus a margin of 0.75% to 1.75%, or LIBOR plus a margin of 1.75% to 2.75%, final maturity June 2016	50,000	0
Other notes payable	464	271

Total	450,464	400,271
Less current portion	(198)	(165)

Long-term portion	$450,266	$400,106

Senior Credit Facility

On June 8, 2011, the Company amended its $275 million, five-year senior secured revolving credit facility (the “Credit Facility”) included in its Amended and Restated Credit Agreement (the “Credit Agreement”). Under the modified terms, the Credit Facility has a borrowing capacity of $375 million, an increase of $100 million, and an extension of maturity date by approximately one year, to June 2016. The Credit Facility bears lower interest rates and commitment fees and requires less interest coverage. The Company continues to have the option to increase the size of the Credit Facility by an additional $200 million of incremental term loans and/or revolving loans should it exercise its option and one or more lenders are willing to make such increased amounts available to it. There was an outstanding balance of $50.0 million as of June 25, 2011 under the Credit Facility. There were also $5.6 million of letters of credit outstanding. After giving effect to the financial covenants in the Credit Agreement, the remaining potential borrowing capacity was $211.4 million.

Interest on the amended Credit Facility is based, at the Company’s option, on a rate equal to the Alternate Base Rate (ABR), which is the greatest of the prime rate, the Federal Funds rate plus  1/2 of 1% or one month LIBOR plus 1%, plus a margin, which fluctuates from 0.75% to 1.75%, or LIBOR plus a margin, which fluctuates from 1.75% to 2.75% and commitment fees that range from 0.30% to 0.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of June 25, 2011, the applicable interest rate on the Credit Facility related to alternate base rate borrowings was 5.0%, and the applicable interest rate related to LIBOR rate borrowings was 2.9%.

The Credit Facility is guaranteed by the Company’s material subsidiaries and is secured by the Company’s assets, excluding real property but including substantially all of the capital stock of the Company’s subsidiaries. The Credit Agreement contains certain financial and other covenants which require the Company to maintain minimum levels of interest coverage and maximum levels of senior debt to EBITDA and that restrict the Company’s ability to repurchase its stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Credit Facility. Under the terms of the Company’s Credit Facility, it may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount initially not to exceed $200 million over the life of the Credit Facility, subject to qualifications and baskets as defined in the Credit Agreement. As of June 25, 2011, the Company’s Total Leverage Ratio, as defined in the Credit Agreement, was 3.4 to 1.0, and the Company’s Senior Secured Leverage Ratio, as defined in the Credit Agreement with a maximum of 2.0 to 1.0, was 0.4 to 1.0. The Company’s minimum Interest Coverage Ratio was reduced to 2.50 times, from 2.75 times as part of the modification of the Credit Facility. As of June 25, 2011, the Company’s Interest Coverage ratio was 3.8 times. Apart from the covenants limiting restricted payments and capital expenditures, the Credit Facility does not restrict the use of retained earnings or net income. The Company was in compliance with all financial covenants as of June 25, 2011.

The Company recorded a loss on extinguishment of debt of $0.1 million for the period ended June 25, 2011, as part of interest expense, related to the portion of unamortized deferred financing costs for a lender under the existing facility that is not a lender under the modified Credit Facility. The Company will amortize the remaining $2.4 million of unamortized deferred financing costs related to the existing Credit Facility, as well as approximately $1.1 million of costs incurred as part of the modified Credit Facility, over the five year term of the modified Credit Facility.

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

7. Supplemental Equity and Comprehensive Income Information

The following table summarizes the allocation of total comprehensive income between controlling and noncontrolling interests for the nine months ended June 25, 2011 and June 26, 2010:

	Nine Months Ended June 25, 2011
(in thousands)	Controlling Interest	Noncontrolling Interest	Total
Net income	$39,255	$653	$39,908
Other comprehensive income:
Foreign currency translation	442	0	442

Total comprehensive income	$39,697	$653	$40,350

	Nine Months Ended June 26, 2010
(in thousands)	Controlling Interest	Noncontrolling Interest	Total
Net income	$54,599	$1,943	$56,542
Other comprehensive loss:
Foreign currency translation	(598)	0	(598)

Total comprehensive income	$54,001	$1,943	$55,944

The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest for the nine months ended June 25, 2011 and June 26, 2010:

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 25, 2010	$163	$437	$16	$483,817	$45,319	$944	$530,696	$1,447	$532,143
Comprehensive income	0	0	0	0	39,255	442	39,697	653	40,350
Stock based compensation	0	0	0	4,143	0	0	4,143	0	4,143
Restricted share activity	0	4	0	(180)	0	0	(176)	0	(176)
Issuance of common stock	0	4	0	1,400	0	0	1,404	0	1,404
Repurchase of common stock	(26)	(63)	0	(68,620)	(15,340)	0	(84,049)	0	(84,049)
Distributions to noncontrolling interest	0	0	0	0	0	0	0	(1,500)	(1,500)
Tax benefit on stock option exercise	0	0	0	791	0	0	791	0	791

Balance June 25, 2011	$137	$382	$16	$421,351	$69,234	$1,386	$492,506	$600	$493,106

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 26, 2009	$188	$475	$16	$531,300	$12,044	$1,062	$545,085	$2,250	$547,335
Comprehensive income (loss)	0	0	0	0	54,599	(598)	54,001	1,943	55,944
Stock based compensation	0	0	0	2,624	0	0	2,624	0	2,624
Restricted share activity	0	0	0	(198)	0	0	(198)	0	(198)
Issuance of common stock	0	3	0	1,608	0	0	1,611	0	1,611
Repurchase of common stock	(20)	(28)	0	(38,233)	(9,025)	0	(47,306)	0	(47,306)
Distributions to noncontrolling interest	0	0	0	0	0	0	0	(2,761)	(2,761)
Tax benefit on stock option exercise	0	0	0	720	0	0	720	0	720
Other	0	0	0	0	0	0	0	(5)	(5)

Balance June 26, 2010	$168	$450	$16	$497,821	$57,618	$464	$556,537	$1,427	$557,964

8. Stock-Based Compensation

The Company recognized share-based compensation expense of $5.7 million and $4.0 million for the nine month periods ended June 25, 2011 and June 26, 2010, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the nine month periods ended June 25, 2011 and June 26, 2010 was $2.1 million and $1.5 million, respectively.

9. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	Three Months Ended June 25, 2011			Nine Months Ended June 25, 2011
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$17,081	54,020	$0.32	$39,255	57,635	$0.68

Effect of dilutive securities:
Options to purchase common stock		300	(0.01)		329	0
Restricted shares		178	0		151	0
Diluted EPS:

Net income available to common shareholders	$17,081	54,498	$0.31	$39,255	58,115	$0.68

	Three Months Ended June 26, 2010			Nine Months Ended June 26, 2010
	Income	Shares	Per Share	Income (Loss)	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$25,873	63,810	$0.41	$54,599	64,879	$0.84

Effect of dilutive securities:
Options to purchase common stock		665	(0.01)		704	(0.01)
Restricted shares		131	0		133	0
Diluted EPS:

Net income available to common shareholders	$25,873	64,606	$0.40	$54,599	65,716	$0.83

Options to purchase 12.6 million shares of common stock at prices ranging from $4.60 to $17.99 per share were outstanding at June 25, 2011 and options to purchase 11.3 million shares of common stock at prices ranging from $4.26 to $17.99 per share were outstanding at June 26, 2010.

For the three month periods ended June 25, 2011 and June 26, 2010, options to purchase 9.4 and 7.9 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

For the nine month period ended June 25, 2011 and June 26, 2010, options to purchase 8.0 and 7.7 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	June 26, 2010	June 25, 2011	June 26, 2010	June 25, 2011
Net sales:
Pet Products	$222,700	$227,256	$626,595	$639,464
Garden Products	242,786	257,047	550,063	612,282

Total net sales	$465,486	$484,303	$1,176,658	$1,251,746

Income from operations:
Pet Products	$32,611	$27,214	$85,002	$61,978
Garden Products	30,137	17,962	60,616	56,900
Corporate	(10,108)	(8,582)	(31,935)	(29,137)

Total income from operations	52,640	36,594	113,683	89,741

Interest expense – net	(9,796)	(9,808)	(24,543)	(27,997)
Other income	42	318	428	116
Income taxes	15,860	9,879	33,026	21,952

Income including noncontrolling interest	27,026	17,225	56,542	39,908
Net income attributable to noncontrolling interest	1,153	144	1,943	653

Net income attributable to Central Garden & Pet Company	$25,873	$17,081	$54,599	$39,255

Depreciation and amortization:
Pet Products	$3,833	$3,576	$11,677	$10,917
Garden Products	1,575	1,552	4,546	4,475
Corporate	1,838	1,978	5,486	5,924

Total depreciation and amortization	$7,246	$7,106	$21,709	$21,316

Assets:
	June 26, 2010	June 25, 2011	September 25, 2010
Pet Products	$405,703	$422,364	$385,894
Garden Products	373,394	404,523	323,387
Corporate	404,610	328,845	421,603

Total assets	$1,183,707	$1,155,732	$1,130,884

Goodwill (included in corporate assets above):
Pet Products	$202,950	$201,639	$201,639
Garden Products	5,680	7,709	5,680

Total goodwill	$208,630	$209,348	$207,319

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended June 25, 2011 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$157,449	$358,384	$(31,530)	$484,303
Cost of products sold and occupancy	118,876	247,568	(31,530)	334,914

Gross profit	38,573	110,816	0	149,389
Selling, general and administrative expenses	38,002	74,793	0	112,795

Income from operations	571	36,023	0	36,594
Interest – net	(9,947)	139	0	(9,808)
Other income (loss )	(576)	894	0	318

Income (loss) before income taxes	(9,952)	37,056	0	27,104
Income taxes (tax benefit)	(3,629)	13,508	0	9,879

Income (loss) including noncontrolling interest	(6,323)	23,548	0	17,225
Income attributable to noncontrolling interest	144	0	0	144

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(6,467)	23,548	0	17,081

Equity in undistributed income of guarantor subsidiaries	23,548	0	(23,548)	0

Net income attributable to Central Garden & Pet Co.	$17,081	$23,548	$(23,548)	$17,081

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended June 26, 2010 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$151,716	$346,876	$(33,106)	$465,486
Cost of products sold and occupancy	107,151	228,667	(33,106)	302,712

Gross profit	44,565	118,209	0	162,774
Selling, general and administrative expenses	36,025	74,109	0	110,134

Income from operations	8,540	44,100	0	52,640
Interest – net	(9,879)	83	0	(9,796)
Other income (loss )	(4,612)	4,654	0	42

Income (loss) before income taxes	(5,951)	48,837	0	42,886
Income taxes (tax benefit)	(2,202)	18,062	0	15,860

Income (loss) including noncontrolling interest	(3,749)	30,775		27,026
Income attributable to noncontrolling interest	1,153	0	0	1,153

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(4,902)	30,775	0	25,873
Equity in undistributed income of guarantor subsidiaries	30,775	0	(30,775)	0

Net income attributable to Central Garden & Pet Co.	$25,873	$30,775	$(30,775)	$25,873

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Nine Months Ended June 25, 2011 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$392,617	$966,295	$(107,166)	$1,251,746
Cost of products sold and occupancy	290,338	672,859	(107,166)	856,031

Gross profit	102,279	293,436	0	395,715
Selling, general and administrative expenses	97,411	208,563	0	305,974

Income from operations	4,868	84,873	0	89,741
Interest – net	(28,303)	306	0	(27,997)
Other income (expense)	(2,611)	2,727	0	116

Income (loss) before income taxes	(26,046)	87,906	0	61,860
Income tax (tax benefit)	(9,166)	31,118	0	21,952

Income (loss) including noncontrolling interest	(16,880)	56,788	0	39,908
Income attributable to noncontrolling interest	653	0	0	653

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(17,533)	56,788	0	39,255
Equity in undistributed income of guarantor subsidiaries	56,788	0	(56,788)	0

Net income attributable to Central Garden & Pet Co.	$39,255	$56,788	$(56,788)	$39,255

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Nine Months Ended June 26, 2010 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$379,937	$898,866	$(102,145)	$1,176,658
Cost of products sold and occupancy	269,911	597,160	(102,145)	764,926

Gross profit	110,026	301,706	0	411,732
Selling, general and administrative expenses	94,092	203,957	0	298,049

Income from operations	15,934	97,749	0	113,683
Interest – net	(24,779)	236	0	(24,543)
Other income (loss )	(7,771)	8,199	0	428

Income (loss) before income taxes	(16,616)	106,184	0	89,568
Income taxes (tax benefit)	(6,113)	39,139	0	33,026

Income (loss) including noncontrolling interest	(10,503)	67,045		56,542
Income attributable to noncontrolling interest	1,943	0	0	1,943

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(12,446)	67,045	0	54,599
Equity in undistributed income of guarantor subsidiaries	67,045	0	(67,045)	0

Net income attributable to Central Garden & Pet Co.	$54,599	$67,045	$(67,045)	$54,599

	CONSOLIDATING CONDENSED BALANCE SHEET June 25, 2011 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$10,121	$1,112	$0	$11,233
Short term investments	15,320	0	0	15,320
Accounts receivable, net	79,252	185,662	(7,496)	257,418
Inventories	114,828	228,960	0	343,788
Prepaid expenses and other assets	17,502	22,593	0	40,095

Total current assets	237,023	438,327	(7,496)	667,854
Land, buildings, improvements and equipment, net	69,255	101,932	0	171,187
Goodwill	0	209,348	0	209,348
Investment in guarantors	707,281	0	(707,281)	0
Deferred income taxes and other assets	24,965	82,378	0	107,343

Total	$1,038,524	$831,985	$(714,777)	$1,155,732

LIABILITIES AND EQUITY
Accounts payable	$37,472	$85,404	$(7,496)	$115,380
Accrued expenses and other current liabilities	55,413	37,463	0	92,876

Total current liabilities	92,885	122,867	(7,496)	208,256
Long-term debt	450,163	103	0	450,266
Other long-term obligations	2,370	1,734	0	4,104
Shareholders’ equity attributable to Central Garden & Pet Co.	492,506	707,281	(707,281)	492,506
Noncontrolling interest	600	0	0	600

Total equity	493,106	707,281	(707,281)	493,106

Total	$1,038,524	$831,985	$(714,777)	$1,155,732

	CONSOLIDATING CONDENSED BALANCE SHEET September 25, 2010 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$90,265	$1,195	$0	$91,460
Short term investments	15,320	0	0	15,320
Accounts receivable, net	47,001	150,838	(5,417)	192,422
Inventories	84,129	201,835	0	285,964
Prepaid expenses and other assets	23,447	19,286	0	42,733

Total current assets	260,162	373,154	(5,417)	627,899
Land, buildings, improvements and equipment, net	63,303	101,978	0	165,281
Goodwill	0	207,319	0	207,319
Investment in guarantors	633,908	0	(633,908)	0
Other assets	47,327	83,058	0	130,385

Total	$1,004,700	$765,509	$(639,325)	$1,130,884

LIABILITIES AND EQUITY
Accounts payable	$35,218	$82,810	$(5,417)	$112,611
Accrued expenses and other liabilities	34,692	46,891	0	81,583

Total current liabilities	69,910	129,701	(5,417)	194,194
Long-term debt	400,026	80	0	400,106
Other long-term obligations	2,621	1,820	0	4,441
Shareholders’ equity attributable to Central Garden & Pet Co.	530,696	633,908	(633,908)	530,696
Noncontrolling interest	1,447	0	0	1,447

Total equity	532,143	633,908	(633,908)	532,143

Total	$1,004,700	$765,509	$(639,325)	$1,130,884

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Nine Months Ended June 25, 2011 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$61,141	$(5,856)	$(56,788)	$(1,503)

Additions to property and equipment	(10,901)	(9,290)	0	(20,191)
Businesses acquired, net of cash acquired	(23,403)	(1,029)	0	(24,432)
Investment in guarantor subsidiaries	(73,372)	16,584	56,788	0

Net cash provided (used) by investing activities	(107,676)	6,265	56,788	(44,623)

Repayments of long-term debt	(93)	(128)	0	(221)
Borrowings under revolving line of credit	593,000	0	0	593,000
Repayments under revolving line of credit	(543,000)	0	0	(543,000)
Repurchase of common stock	(83,602)	0	0	(83,602)
Proceeds from issuance of common stock	1,436	0	0	1,436
Deferred financing costs	(1,034)	0	0	(1,034)
Excess tax benefits from stock-based awards	791	0	0	791
Distribution to noncontrolling interest	(1,500)	0	0	(1,500)

Net cash used by financing activities	(34,002)	(128)	0	(34,130)

Effect of exchange rate changes on cash	394	(365)	0	29

Net decrease in cash and cash equivalents	(80,143)	(84)	0	(80,227)
Cash and cash equivalents at beginning of period	90,265	1,195	0	91,460

Cash and cash equivalents at end of period	$10,122	$1,111	$0	$11,233

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Nine Months Ended June 26, 2010 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$88,676	$69,742	$(67,045)	$91,373

Additions to property and equipment	(10,027)	(5,584)	0	(15,611)
Investment in guarantor subsidiaries	(2,174)	(64,871)	67,045	0

Net cash used by investing activities	(12,201)	(70,455)	67,045	(15,611)

Repayments of long-term debt	(407,650)	(206)	0	(407,856)
Proceeds from issuance of long-term debt	400,000	0	0	400,000
Proceeds from revolver	10,000	0	0	10,000
Repayments of revolver	(10,000)	0	0	(10,000)
Repurchase of common stock	(48,314)	0	0	(48,314)
Proceeds from issuance of common stock	1,062	0	0	1,062
Payment of financing costs	(12,490)	0	0	(12,490)
Excess tax benefits from stock-based awards	720	0	0	720
Distribution to noncontrolling interest	(2,761)	0	0	(2,761)

Net cash used by financing activities	(69,433)	(206)	0	(69,639)

Effect of exchange rate changes on cash	0	(168)	0	(168)

Net increase (decrease) in cash and cash equivalents	7,042	(1,087)	0	5,955
Cash and cash equivalents at beginning of period	82,958	2,710	0	85,668

Cash and cash equivalents at end of period	$90,000	$1,623	$0	$91,623

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

Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, ultra-premium dog and cat food and treats, leashes, collars, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under a number of brand names including AdamsTM, Altosid®, Aqueon®, Avoderm®, BioSpot®, Coralife®, Farnam®, Four Paws®, Interpet, Kaytee®, Kent Marine®, Nylabone®, Oceanic Systems®, Pet Select®, Pre-Strike®, Pinnacle®, Super Pet®, TFH®, Zilla® and Zodiac®.

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

Recent Developments

Senior Credit Facility—On June 9, 2011, we announced the amendment of our $275 million five-year senior secured revolving credit facility (the “Credit Facility”) effective June 8, 2011. Under the modified terms, our borrowing capacity under the Credit Facility is $375 million, an increase of $100 million, and the maturity date was extended by approximately one year to June 2016. Further, the Credit Facility bears lower interest rates and commitment fees and requires less interest coverage.

Interest on the amended Credit Facility is based, at our option, on a rate equal to the Alternate Base Rate (ABR), which is the greater of: the Prime Rate, the Federal Funds rate plus 1/2 of 1%, or one month LIBOR plus 1%, all of which have an additional fluctuating margin of 0.75% to 1.75%. Alternatively, we could choose a rate of LIBOR plus a margin, which would fluctuate from 1.75% to 2.75%. The minimum interest coverage requirement was reduced to 2.50 times EBITDA from 2.75 times EBITDA.

We continue to have the option to increase the size of the Credit Facility by an additional $200 million should we exercise our option and one or more lenders are willing to make such increased amounts available to us.

Fiscal 2011 Third Quarter Financial Performance—In the third quarter of fiscal 2011, net income decreased to $17.1 million compared to $25.9 million in the third quarter of fiscal 2010. Earnings per share on a fully diluted basis decreased from $0.40 in the prior year quarter to $0.31 in the current year quarter. Our revenues increased approximately $18.8 million, with sales growth in both our operating segments, but income from operations decreased $16.0 million from the prior year quarter. The decrease in operating income was due primarily to increased grain and other raw material prices, adverse changes in product mix, and increased marketing and brand building expenditures, partially offset by the increased revenues.

Newly Authorized $100Million Share Repurchase Program—During the third quarter of fiscal 2011, we completed the $100 million share repurchase program our Board of Directors authorized in July 2010, and our Board of Directors authorized a new $100 million share repurchase program. We may repurchase shares of our common stock in the open market at times and prices considered appropriate by management.

Repurchase of Company Stock—During the three months ended June 25, 2011, we repurchased $30.1 million of our common stock, which consisted of 1.1 million shares of our voting common stock (CENT) at an aggregate cost of approximately $10.6 million, or approximately $9.64 per share, and 2.0 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $19.5 million, or approximately $9.79 per share. As of June 25, 2011, under our current share repurchase program authorization, approximately $97 million remains available for repurchases in 2011 and thereafter.

Results of Operations

Three Months Ended June 25, 2011

Compared with Three Months Ended June 26, 2010

Net Sales

Net sales for the three months ended June 25, 2011 increased $18.8 million, or 4.0%, to $484.3 million from $465.5 million for the three months ended June 26, 2010. Our branded product sales increased $25.2 million and sales of other manufacturers’ products decreased $6.4 million.

Pet Products’ net sales increased $4.6 million, or 2.1%, to $227.3 million for the three months ended June 25, 2011 from $222.7 million in the comparable fiscal 2010 period. Pet branded product sales increased $4.4 million and sales of other manufacturers’ products increased $0.2 million. Sales increases in almost all of our Pet categories were partially offset by a sales decrease of pet health products. The sales decrease of pet health products was due primarily to sales decline in our flea and tick business, which was negatively impacted by the presence of generic fipronil in the marketplace and unfavorable weather.

Garden Products’ net sales increased $14.2 million, or 5.8%, to $257.0 million for the three months ended June 25, 2011 from $242.8 million in the comparable fiscal 2010 period. Garden branded product sales increased $20.8 million, partially offset by a decrease of $6.6 million in sales of other manufacturers’ products. Sales increased due primarily to a $14.5 million increase in grass seed, an $11.4 million increase in bird feed and a $7.8 million increase of seasonal décor products, partially offset by an $18.1 million decrease in sales of garden chemicals and control products. Grass seed sales increased due primarily to volume increases resulting from product and packaging innovation and marketing investment, and bird feed sales increased due to both price and volume increases. Sales of Garden chemicals and control products, which increased in the second fiscal quarter compared to the same quarter in the prior year, decreased in the third quarter of fiscal 2011 primarily due to unfavorable weather conditions and inventory reduction initiatives initiated late in the third quarter by a number of our major retail customers.

Gross Profit

Gross profit for the three months ended June 25, 2011 decreased $13.4 million, or 8.2%, to $149.4 million from $162.8 million for the three months ended June 26, 2010. Gross profit as a percentage of net sales declined from 35.0% for the three months ended June 25, 2010 to 30.8% for the three months ended June 25, 2011. Gross profit as a percentage of net sales decreased in both segments. Although we have been able to implement price increases throughout the fiscal year, input costs have continued to rise. The continual climb of these inputs has been very challenging and will continue to put pressure on margins in the near term. For example, since October of 2010, market prices of sunflowers are up over 120% and millet over 70%. Corn and milo are up significantly as well. We expect margins to continue to be impacted in the fourth quarter.

Both gross profit and gross margin decreased in Pet Products due primarily to higher prices of key commodity ingredients, such as milo, millet, sunflower and corn and to decreased sales and a change in product mix in our pet health products , and shift away from sales of higher margin flea and tick products towards increased sales of lower margin products.

Both gross profit and gross margin decreased in Garden Products due primarily to higher commodity ingredient prices and the reduced sales of garden chemicals and control products. The higher ingredient prices impacted both bird feed and garden chemicals and control products. The decrease in higher margin garden chemical and control products, which adversely affected our gross margin, occurred very late in the quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.7 million, or 2.4%, to $112.8 million for the three months ended June 25, 2011 from $110.1 million for the three months ended June 26, 2010. As a percentage of net sales, selling, general and administrative expenses decreased to 23.3% for the three months ended June 25, 2011, compared to 23.7% in the comparable prior year quarter due primarily to the increase in net sales. The increase in selling, general and administrative expenses, discussed further below, was due to increased selling expenses associated with higher sales.

Selling and delivery expense increased $7.8 million, or 12.4%, from $62.9 million for the three months ended June 26, 2010 to $70.7 million for the three months ended June 25, 2011. The increased expense was due primarily to increased brand building activities and increased variable expenses related to the increase in sales.

Facilities expense declined $0.3 million to $2.5 million in the quarter ended June 25, 2011 from $2.8 million for the quarter ended June 26, 2010. The decrease was due primarily to cost savings from warehouse consolidations in our garden segment.

Warehouse and administrative expense decreased $4.8 million to $39.6 million for the quarter ended June 25, 2011 from $44.4 million in the quarter ended June 26, 2010 due primarily to a reduction in performance-based compensation expense and reduced legal and litigation costs.

Net Interest Expense

Net interest expense for both the three months ended June 25, 2011 and for the three months ended June 26, 2010 was approximately $9.8 million. The impact of our higher total debt balance for the three months ended June 25, 2011, as compared to the prior year quarter, was offset by our lower average borrowing rate. Debt outstanding at June 25, 2011 was $450.5 million compared to $400.3 million as of June 26, 2010. Our average borrowing rate for the current quarter was 7.4% compared to 8.4% for the prior year quarter.

Other Income

Other income increased $0.3 million for the quarter ended June 25, 2011. The increase was due primarily to increased earnings from an investment accounted for under the equity method of accounting.

Income Taxes

Our effective income tax benefit rate was 36.4% for the quarter ended June 25, 2011 and 37.0% for the quarter ended June 26, 2010. Our 2011 tax rate benefited primarily from additional tax credits in fiscal 2011.

Nine Months Ended June 25, 2011

Compared with Nine Months Ended June 26, 2010

Net Sales

Net sales for the nine months ended June 25, 2011 increased $75.0 million, or 6.4%, to $1,251.7 million from $1,176.7 million for the nine months ended June 26, 2010. Our branded product sales increased $84.9 million and sales of other manufacturers’ products decreased $9.9 million.

Pet Products’ net sales increased $12.8 million, or 2.0%, to $639.4 million for the nine months ended June 25, 2011 from $626.6 million in the comparable fiscal 2010 period. Pet branded product sales increased $12.1 million from the prior year period, due primarily to a sales increase of $4.0 million of bird feed products and $4.2 million of aquatic products. The increased sales were due primarily to increased brand building and marketing investment and expanded product distribution. Sales of other manufacturer’s products increased $0.7 million.

Garden Products’ net sales increased $62.2 million, or 11.3%, to $612.3 million for the nine months ended June 25, 2011 from $550.1 million in the comparable fiscal 2010 period. Garden branded product sales increased $72.8 million due primarily to a $40.3 million sales increase in grass seed, which was supported by increased marketing investment, a $12.7 million increase in bird feed and a $15.5 million increase in other garden supplies partially offset by decreased sales of garden chemicals and control products. Sales of Garden chemicals and control products decreased primarily due to unfavorable weather conditions and inventory reduction initiatives initiated late in the third quarter by a number of our major retail customers combined with the larger sales we experienced in our second fiscal quarter of 2011. Sales of other manufacturer’s products decreased $10.6 million.

Gross Profit

Gross profit for the nine months ended June 25, 2011 decreased $16.0 million, or 3.9%, to $395.7 million from $411.7 million for the nine months ended June 26, 2010. Gross profit as a percentage of net sales declined from 35.0% for the nine months ended June 26, 2010 to 31.6% for the nine months ended June 25, 2011. Gross profit as a percentage of net sales decreased in both segments. Gross profit decreased in Pet Products despite increased sales due primarily to higher input prices (including milo, sunflower and corn) which impacted both our wild bird feed business and our ultra- premium pet food, and a product mix change in our higher margin pet health products. Gross profit increased in Garden Products, due to increased sales, but gross margin was impacted by higher input prices, primarily in bird feed and secondarily in garden chemicals and control products. Although we have been able to implement price increases throughout the fiscal year, input costs have continued to rise. The continual climb of these inputs has been very challenging and will continue to put pressure on margins in the near term. For example, since October of 2010, market prices of sunflowers are up over 120% and millet over 70%. Corn and milo are up significantly as well.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.9 million, or 2.7%, to $306.0 million for the nine months ended June 25, 2011 from $298.1 million for the nine months ended June 26, 2010. As a percentage of net sales, selling, general and administrative expenses decreased to 24.4% for the nine months ended June 25, 2011, compared to 25.3% in the comparable prior year quarter due to the increase in net sales. The increase in selling, general and administrative expenses, discussed further below, was due to increased selling expenses.

Selling and delivery expense increased $19.4 million, or 12.7%, from $153.0 million for the nine months ended June 26, 2010 to $172.4 million for the nine months ended June 25, 2011. The increased expense was due primarily to increased advertising and marketing program expenditures, including brand building activities and increased variable expenses related to the increase in sales.

Facilities expense declined $0.7 million to $7.3 million in the nine months ended June 25, 2011 from $8.0 million for the nine months ended June 26, 2010. The decrease was due primarily to cost savings from warehouse consolidations in our garden segment.

Warehouse and administrative expense decreased $10.8 million to $126.3 million for the nine months ended June 25, 2011 from $137.1 million in the nine months ended June 26, 2010 due primarily to a reduction in performance-based compensation expense and reduced legal and litigation costs.

Net Interest Expense

Net interest expense for the nine months ended June 25, 2011 increased $3.5 million or 14.1%, to $28.0 million from $24.5 million for the nine months ended June 26, 2010. The increase in interest expense resulted from both higher interest rates and increased borrowings in the current fiscal year, partially offset by increased interest charges in the second fiscal quarter of the prior year due to the expensing of the remaining unamortized deferred charges related to retired debt and the premium paid for the a tender call on our 2013 Notes. In March 2010, we issued $400 million of 8.25% 2018 Notes, tendered for our outstanding 9.125% 2013 Notes and paid the outstanding indebtedness under our senior term loan. As a result of this refinancing, our average borrowing rate for the nine months ended June 25, 2011 increased to 8.0% compared to 6.2% for the prior year period. Debt outstanding on June 25, 2011 was $450.5 million compared to $400.3 million as of June 26, 2010.

Other Income

Other income decreased from $0.4 million for the nine months ended June 26, 2010, to $0.1 million for the nine months ended June 25, 2011. The decrease was due primarily to investments accounted for under the equity method of accounting that generated more income in the fiscal 2010 period.

Income Taxes

Our effective income tax benefit rate was 35.5% for the nine months ended June 25, 2011 and 36.9% for the nine months ended June 26, 2010. Our 2011 tax rate benefited primarily from additional tax credits in fiscal 2011. We expect our effective income tax rate for fiscal 2011 to be similar to the 37% reported for fiscal 2010.

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

In fiscal 2009, 2010 and fiscal 2011, our business was negatively impacted by low consumer confidence, as well as other macro-economic factors. In fiscal 2011, we are being impacted by rapidly rising raw materials costs. We are continuing to seek selective price increases to mitigate the impact of the increasing raw materials costs.

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

Net cash used in operating activities increased $92.9 million, from $91.3 million of cash provided by operating activities for the nine months ended June 26, 2010, to $1.5 million of cash used in operating activities for the nine months ended June 25, 2011. The increase in cash used by operating activities was due primarily to an increase in working capital, principally accounts receivable and inventory, as we have entered our lawn and garden selling season and from the increased sales in the current year period. Our working capital accounts increased approximately $106 million from fiscal year end 2010, compared to an increase of $5.4 million for the first nine months of fiscal year 2010, due primarily to increased inventory, resulting primarily from higher input costs and the decreased sales of garden chemicals and controls products and increased accounts receivable.

Net cash used in investing activities increased $29.0 million, from $15.6 million for the nine months ended June 26, 2010 to $44.6 million during the nine months ended June 25, 2011. The increase in cash used in investing activities was due to our acquisition of certain assets of a privately-held maker of premium fertilizer for the professional and retail markets for approximately $23 million in cash in our Garden Products business, as well as increases in capital expenditures in the current year as a result of the conversion of our legacy systems to an enterprise-wide information technology platform.

Net cash used by financing activities decreased $29.5 million, from $69.6 million for the nine months ended June 26, 2010, to $34.1 million for the nine months ended June 25, 2011. The decrease in cash used was due primarily to an increase in borrowings under our revolving line of credit of $50 million, partially offset by higher repurchases of our common stock during the nine months ended June 25, 2011. For the nine month period ending June 25, 2011, we repurchased and retired 2.5 million shares of our voting common stock at an aggregate cost of approximately $24.0 million, or approximately $9.58 per share, and 6.2 million shares of our non-voting Class A common stock at an aggregate cost of approximately $60.0 million, or approximately $9.63 per share.

Senior Credit Facility

On June 8, 2011, we amended our $275 million, five-year senior secured revolving credit facility (the “Credit Facility”) included in our Amended and Restated Credit Agreement (the “Credit Agreement”). Under the modified terms, the Credit Facility has a borrowing capacity of $375 million, an increase of $100 million, and an extension of maturity date by approximately one year, to June 2016. The Credit Facility bears lower interest rates and commitment fees and requires less interest coverage. We continue to have the option to increase the size of the Credit Facility by an additional $200 million of incremental term loans and/or revolving loans should we exercise our option and one or more lenders are willing to make such increased amounts available to us. There was an outstanding balance of $50.0 million as of June 25, 2011 under the Credit Facility. There were also $5.6 million of letters of credit outstanding. After giving effect to the financial covenants in the Credit Agreement, the remaining potential borrowing capacity was $211.4 million.

Interest on the amended Credit Facility is based, at our option, on a rate equal to the Alternate Base Rate (ABR), which is the greatest of the prime rate, the Federal Funds rate plus  1/2 of 1% or one month LIBOR plus 1%, plus a margin, which fluctuates from 0.75% to 1.75%, or LIBOR plus a margin, which fluctuates from 1.75% to 2.75% and commitment fees that range from 0.30% to 0.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of June 25, 2011, the applicable interest rate on the Credit Facility related to alternate base rate borrowings was 5.0%, and the applicable interest rate related to LIBOR rate borrowings was 2.9%.

The Credit Facility is guaranteed by our material subsidiaries and is secured by our assets, excluding real property but including substantially all of the capital stock of our subsidiaries. The Credit Agreement contains certain financial and other covenants which require us to maintain minimum levels of interest coverage and maximum levels of senior debt to EBITDA and that restrict our ability to repurchase our stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Credit Facility. Under the terms of our Credit Facility, we may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount initially not to exceed $200 million over the life of the Credit Facility, subject to qualifications and baskets as defined in the Credit Agreement. As of June 25, 2011, our Total Leverage Ratio, as defined in the Credit Agreement, was 3.4 to 1.0, and our Senior Secured Leverage Ratio, as defined in the Credit Agreement with a maximum of 2.0 to 1.0, was 0.4 to 1.0. Our minimum Interest Coverage Ratio was reduced to 2.50 times, from 2.75 times as part of the modification of the Credit Facility. As of June 25, 2011, our Interest Coverage ratio was 3.8 times. Apart from the covenants limiting restricted payments and capital expenditures, the Credit Facility does not restrict the use of retained earnings or net income. We were in compliance with all financial covenants as of June 25, 2011.

We recorded a loss on extinguishment of debt of $0.1 million for the period ended June 25, 2011, as part of interest expense, related to the portion of unamortized deferred financing costs for a lender under the existing facility that is not a lender under the modified Credit Facility. We will amortize the remaining $2.4 million of unamortized deferred financing costs related to the existing Credit Facility, as well as approximately $1.1 million of costs incurred as part of the modified Credit Facility, over the five year term of the modified Credit Facility.

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

The estimated fair value of our $400 million 8.25 % senior subordinated notes due 2018 as of June 25, 2011 was $412.0 million, compared to a carrying value of $400.0 million. The estimated fair value is based on quoted market prices for these notes.

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

At June 25, 2011, our total debt outstanding was $450.5 million versus $400.3 million at June 26, 2010 and cash and short term investment balances for the same periods were $26.6 million and $91.6 million, respectively.

We completed the $100 million share repurchase program our Board of Directors authorized in July 2010 during the current fiscal quarter. During the third quarter of fiscal 2011 our Board of Directors authorized a new $100 million share repurchase program. As of June 25, 2011, under our current share repurchase program authorization, approximately $97 million remains available for repurchases in 2011 and thereafter. We expect to continue our repurchases from time to time depending on market conditions.

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

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 25, 2010. Subsequent to September 25, 2010, under the terms of our senior secured revolving credit facility, the Company had borrowings in the ordinary course of business, resulting in a balance of $50 million at June 25, 2011.

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

We believe there has been no material change in our exposure to market risk from that discussed in our fiscal 2010 Annual Report filed on Form 10-K except as follows:

Commodity Prices. We are exposed to fluctuations in market prices for grains, grass seed and pet food ingredients. To mitigate risk associated with increases in market prices and commodity availability, we enter into contracts for purchases, primarily to ensure commodity availability in the future. As of September 25, 2010, we had entered into fixed purchase commitments for commodities totaling approximately $157.6 million. A 10% change in the market price for these commodities would have resulted in an additional pretax gain or loss of $15.8 million related to the contracts outstanding as of September 25, 2010. During the first nine months of fiscal 2011, prices for some of our key raw materials inputs increased substantially. For example, since October of 2010, the market prices of sunflower are up over 120% and millet over 70%. Corn and milo are up significantly as well. While we were able to implement price increases during fiscal 2011, these increases did not keep pace with the rising costs. We can provide no assurance as to the timing or extent of our ability to implement additional price adjustments in the context of rising costs or in the event of increased costs in the future.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of June 25, 2011.

(b) Changes in Internal Control Over Financial Reporting. Central’s management, with the participation of Central’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Central’s internal control over financial reporting occurred during the third quarter of fiscal 2011. Based on that evaluation, management concluded that there has been no change in Central’s internal control over financial reporting during the third quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, Central’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in certain legal proceedings in the ordinary course of business. Currently, we are not a party to any legal proceedings that management believes would have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A. to Part I of our Form 10-K for the fiscal year ended September 25, 2010, except as set forth below.

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

From the fourth quarter of fiscal 2006 to fiscal 2008, prices for some of our key crops increased substantially. In fiscal 2010 and fiscal 2009, grain costs declined due primarily to deflationary pressures impacting the broader economy. In fiscal 2010, our weighted average cost per pound declined 19% compared to fiscal 2009. In fiscal 2009, our weighted average cost per pound declined 13% compared to fiscal 2008 but remained 20% above fiscal 2007 levels. During fiscal 2011, prices for some of our key crops have increased substantially. Our weighted average cost per pound has increased approximately 60% from the fourth quarter of fiscal 2010. Although we have been able to negotiate some price increases with our retailers, these price increases have not fully offset the rising costs. We can provide no assurance as to the timing or extent of our ability to implement additional price adjustments in the context of rising costs or in the event of increased costs in the future. Similarly, we can provide no assurance of our ability to retain pricing with our retailers in the context of declining costs. We also cannot predict to what extent price increases may negatively affect our sales volume. As retailers pass along price increases, consumers may shift to our lower margin pet bird feed, switch to competing products or reduce purchases of wild bird feed products.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended June 25, 2011 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
March 27, 2011 – April 30, 2011	1,759,924	(2)	$9.41	1,741,800	$10,856,000
May 1, 2011 – May 31, 2011	652,596	(3)	$10.40	629,100	$4,323,000
June 1, 2011 – June 25, 2011	725,138	(4)	$9.97	724,200	$97,104,000

Total	3,137,658		$9.74	3,095,100	$97,104,000

(1)	During the third quarter of fiscal 2011, the Board of Directors authorized a new $100 million share repurchase program. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization.
(2)	Includes 18,124 shares purchased during the period indicated that represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.
(3)	Includes 23,496 shares purchased during the period indicated that represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.
(4)	Includes 938 shares purchased during the period indicated that represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

10.1	Employment Agreement between Gus Halas and Central Garden and Pet Company dated April 15, 2011.

10.2	Separation Agreement between Glen Fleischer and Central Garden and Pet Company dated May 31, 2011.

10.3	Amendment No. 1 dated June 8, 2011 to the Amended and Restated Credit Agreement dated as of June 25, 2010 among Central Garden and Pet Company, certain institutions listed on the signature pages thereto, and J.P. Morgan Chase Bank, National Association (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed June 10, 2011)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: August 4, 2011

/s/ WILLIAM E. BROWN
William E. Brown
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ LORI A. VARLAS
Lori A. Varlas
Chief Financial Officer (Principal Financial Officer)