Form 10-K
period 2011-09-24
CENTRAL GARDEN & PET CO
filed 2011-11-21
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 24, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At March 26, 2011, the aggregate market value of the registrant’s Common Stock, Class A Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $115.6 million, $324.7 million and $55,000, respectively.

At October 31, 2011, the number of shares outstanding of the registrant’s Common Stock was 12,392,781 and the number of shares of Class A Common Stock was 34,480,149. In addition, on such date, the registrant had outstanding 1,652,262 shares of its Class B Stock, which are convertible into Common Stock on a share-for-share basis.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders – Part III of this Form 10-K.

Central Garden & Pet Company

Index to Annual Report on Form 10-K

For the fiscal year ended September 24, 2011

i

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-K are set forth in this Form 10-K, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	the success of our transformational change initiative;

•	seasonality and fluctuations in our operating results and cash flow;

•	fluctuations in market prices for seeds and grains and other raw materials and our ability to pass-through cost increases in a timely manner;

•	declines in consumer spending during economic downturns;

•	inflation, deflation and other adverse macro-economic conditions;

•	supply shortages in small animals and pet birds;

•	adverse weather conditions;

•	fluctuations in energy prices, fuel and related petrochemical costs;

•	access to and cost of additional capital

•	dependence on a few customers for a significant portion of our business;

•	consolidation trends in the retail industry;

•	uncertainty about new product innovations and marketing programs;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	dependence upon our key executive officers;

•	implementation of a new enterprise resource planning information technology system;

•	our ability to protect our intellectual property rights;

•	potential environmental liabilities;

•	risk associated with international sourcing;

•	litigation and product liability claims;

•	the voting power associated with our Class B stock; and

•	potential dilution from issuance of authorized shares.

ii

MARKET, RANKING AND OTHER DATA

The data included in this Form 10-K regarding markets and ranking, including the size of certain markets and our position and the position of our competitors and products within these markets, are based on both independent industry publications, including Packaged Facts, Lawn & Garden Products in the U.S. 2011; Mintel, Pet Food and Supplies 2011; Packaged Facts, Pet Food in the U.S., 2011; American Pet Products Association (APPA) National Pet Owners Survey 2011-2012; Mintel, America’s Pet Owners, U.S., September 2011, and our estimates based on management’s knowledge and experience in the markets in which we operate. Our estimates have been based on information provided by customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. We believe these estimates to be accurate as of the date of this Form 10-K. However, this information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. As a result, you should be aware that market, ranking and other similar data included in this Form 10-K, and estimates and beliefs based on that data, may not be reliable.

iii

PART I

Item 1. Business

BUSINESS

Our Company

Central Garden & Pet Company (“Central”) is a leading innovator, marketer and producer of quality branded products. We are one of the largest suppliers in the pet and lawn and garden supplies industries in the United States. The total pet food and supplies industry is estimated to be approximately $30 billion in annual retail sales. We estimate the annual retail sales of the pet supplies and super premium pet food markets in the categories in which we participate to be approximately $15 billion. The total lawn and garden industry in the United States is estimated to be approximately $21 billion in annual retail sales. We estimate the annual retail sales of the lawn and garden supplies markets in the categories in which we participate to be approximately $6 billion.

Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, super premium dog and cat food and treats, leashes, collars, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under a number of brand names including Adams™, Altosid, Aqueon®, Avoderm®, BioSpot®, Coralife®, Farnam®, Four Paws®, Interpet, Kaytee®, Kent Marine®, Nylabone®, Oceanic Systems®, Pet Select®, Pre-Strike®, Pinnacle®, Super Pet®, TFH™, Zilla® and Zodiac®.

Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, ant and other herbicide, insecticide and pesticide products; and decorative outdoor lifestyle and lighting products including pottery, trellises and other wood products and holiday lighting. These products are sold under a number of brand names including AMDRO®, GKI/Bethlehem Lighting®, Grant’s®, Ironite®, Lilly Miller®, Matthews Four Seasons™, New England Pottery®, Norcal Pottery®, Pennington®, Over’n Out®, Sevin®, Smart Seed® and The Rebels®.

In fiscal 2011, our consolidated net sales were $1.6 billion, of which our lawn and garden segment, or Garden Products, accounted for approximately $777 million and our pet segment, or Pet Products, accounted for approximately $851 million. In fiscal 2011, our income from operations was $85.2 million, of which Garden Products accounted for $50.0 million and Pet Products accounted for $77.6 million, before corporate expenses and eliminations of $42.4 million. See Note 17 to our consolidated financial statements for financial information about our two operating segments.

We were incorporated in Delaware in June 1992 and are the successor to a California corporation that was incorporated in 1955. Our executive offices are located at 1340 Treat Boulevard, Suite 600, Walnut Creek, California 94597, and our telephone number is (925) 948-4000. Our website is www.central.com. The information on our website is not incorporated by reference in this annual report.

Recent Developments

Fiscal 2011 Operating Performance. Although we experienced increased sales in fiscal 2011, rising input costs, a change in sales mix due to competitive pressures and unfavorable weather resulted in increased expenses and lower gross margins.

Financial summary:

•	Net sales for fiscal 2011 increased $105 million, or 7%, to $1.6 billion.

•	Net earnings for fiscal 2011 were $28 million, or $0.50 per share on a diluted basis, a decrease of $18 million and $0.20 per share on a diluted basis, compared to fiscal 2010.

•	Gross margin decreased 350 basis points in fiscal 2011 to 30.3%, due primarily to rising raw material input costs.

•	Selling, general & administrative expenses increased $14.6 million, or 3.7%, to $408.7 million in fiscal 2011, but decreased as a percentage of net sales to 25.1% from 25.9%.

•

We generated cash flows from operating activities of approximately $51.0 million during fiscal 2011 and had a cash and short term investment balance of approximately $29.9 million at September 24, 2011.

Senior Credit Facility – On June 8, 2011, we amended our credit agreement dated June 25, 2010 to increase the aggregate principal borrowing amount from $275 million to $375 million, extend the maturity date to June 16, 2016, and reduce the interest rates, commitment fees and interest coverage requirements.

Repurchase of Company Stock. – During fiscal 2011, we repurchased $108.7 million of our common stock which consisted of 3.3 million shares of our voting common stock (CENT) at an aggregate cost of approximately $30.2 million, or approximately $9.10 per share and 8.6 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $78.5 million, or approximately $9.08 per share. During the third quarter of fiscal 2011, we completed the $100 million share repurchase program our Board of Directors authorized in July 2010, and our Board of Directors authorized a new $100 million share repurchase program, under which approximately $72 million remains available for repurchases in fiscal 2012 and thereafter.

Transformational Change. – In fiscal 2011, we embarked on a process of transformational change, consisting of a comprehensive series of organizational and operational initiatives intended to improve our sales and marketing, margin and operational effectiveness while reducing costs. We expect to implement these initiatives over a period of two to three years. The strategic objective of these initiatives is to transform the Company from a portfolio of separately run businesses into an integrated, multi-brand company. In connection with this change, we are strengthening our management team, reorganizing business units, consolidating facilities, developing a system of shared services and eliminating duplicative services, standardizing processes, training employees in new approaches and investing in systems, facilities and people. For example, in fiscal 2011, we began the process of combining our Garden and Pet Supply chains as an integrated unit responsible for distribution, transportation, manufacturing, sourcing and sales and operations planning.

There can be no assurance that we will be able to successfully implement the transformational change initiative or that we will be able to do so within the anticipated two to three year time period. During the process of implementation we will be making substantial investments in our business and will incur substantial transitional costs, which will adversely affect our operating results.

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

•

Innovative New Products. We have developed a reputation for introducing innovative and high quality products. We continuously seek to introduce new products at a reasonable cost, both as complementary extensions of existing product lines and as new product categories. We have received 19 industry awards for our new pet products in the last three years.

•

Strong Relationships with Retailers. We have developed strong relationships with major and independent retailers through product innovation, premium brand names, broad product offerings, proprietary sales and logistics capabilities and a high level of customer service. Major retailers value the efficiency of dealing with suppliers with national scope and strong brands. These strengths have made us one of the largest pet supplies vendors to PETsMART, PETCO and Wal*Mart and among the largest lawn and garden supplies vendors to Wal*Mart, Home Depot and Lowe’s. In 2011, we were named Home Depot’s Partner of the Year in the Outdoor Garden Category. Our ability to service large retailers, to meet their unique needs for packaging and point of sale displays and to offer new innovative products provides us with a competitive advantage. Independent retailers value our high level of customer service and broad array of premium branded products. We are a leading supplier to independent pet supplies retailers in the United States.

•

Favorable Long-Term Industry Characteristics. The pet and lawn and garden supplies markets in the U.S. have grown and are expected to continue to grow over the long-term due to favorable demographic and leisure trends. The key demographics bolstering our markets are the growth rates in the number of children under 18 and the number of adults over age 55. Households with children tend to own more pets, and adults over 55 are more likely to be “empty nesters” who keep pets as companions and have more disposable income and leisure time available for both pets and garden activities. According to the 2011-2012 APPA National Pet Owners Survey, the number of U.S. pet owners in recent years has reached record highs, with 73 million households, or 62%, owning a pet.

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

Experienced and Incentivized Management Team. Our senior management team has significant experience in the pet and lawn and garden supplies industries. William E. Brown, our Chairman and Chief Executive Officer, has over 30 years of industry experience. Mr. Brown also owns approximately 12.7% of our outstanding stock. Gus Halas, the President and Chief Executive Officer of the Central Operating Companies, has led successful transformational change initiatives at a number of other companies in a variety of industries.

Business Strategy

Our objective is to increase market share, revenue, cash flow and profitability by enhancing our position as one of the leading companies in the U.S. pet supplies industry and lawn and garden supplies industry. To achieve our objective, we plan to capitalize on our strengths and the favorable industry trends by implementing the following key elements of our business strategy:

•

Pursue Transformational Change. The strategic objective of our transformational change initiative is to transform our company from a portfolio of separately run businesses into an integrated, multi-brand company, thereby eliminating inefficiencies and unnecessary costs for our business and enabling us to compete more effectively. In connection with this change, we are reorganizing operating units, consolidating facilities, developing a system of shared services and eliminating duplicative services, adding to our management team, standardizing processes, training employees in new approaches and investing in systems, facilities and people.

•

Build Existing Brands. With our broad product assortment, strong brand names, strong sell-through and innovative products and packaging, we believe we can further strengthen our relationships with existing retailers to increase shelf space and sales. Under our master branding strategy, we are moving to consolidate certain brands and expand others. We are utilizing some of our strongest brands to drive new products and brand extensions as we did during fiscal 2011 with Pennington grass seed, where we substantially increased our investment in the brand behind a new positioning and communicated to the consumer through a wide range of channels. We believe that the strength of our major customers provides us with a solid foundation for future growth. We intend to gain market share in the home centers, mass market, grocery, specialty pet store and independent channels. We intend to add new retailers through marketing and sales personnel dedicated to these channels, as well as our innovative product introductions and packaging. We will continue to focus on using our sales and logistics network to emphasize sales of our higher margin, proprietary brands and to use efficient supply chain capabilities that enable us to provide retailers with high service levels and consistent in-stock positions.

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

•

Improve Margins. We believe there are opportunities to improve our gross and operating margins through increased sales of our higher margin, innovative branded products, timely price increases and cost reductions and leveraging of our existing infrastructure. Since fiscal 2004, we have continued to consolidate our sales and logistics centers, made capital improvements and consolidated some of our manufacturing facilities to reduce costs and improve manufacturing efficiencies. We are accelerating this effort as part of our new transformational change initiative. For example, we have reduced the number of sales and logistics warehouses from 34 in 2008 to 27 at the end of fiscal 2011 and expect further consolidations of approximately six facilities during the first half of fiscal 2012. Although gross margins improved from fiscal 2004 through fiscal 2010, they declined significantly in fiscal 2011 as we, along with many other consumer products companies, continued to experience the impact of the rising costs of raw materials. We are working with our key retail partners to implement price increases on our products as we strive to strike the right balance between pricing and our goal to deliver value to the consumer.

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

•

Reduce Our Investment In Working Capital. We believe there are opportunities to continue to reduce our investment in working capital by focusing on specific balance sheet metrics. In particular, we believe that our supply chain initiatives will enable us to substantially reduce our investment in inventory and have established a target of reducing inventories during fiscal 2012 by approximately $60 million.

Products – General

The following table indicates each class of similar products which represented more than 10% of our consolidated net sales in the fiscal years presented (in millions).

Category	2011	2010	2009
Pet Supplies (excluding bird feed)	$773.1	$766.5	$756.8
Garden chemicals and control products	260.0	255.5	270.5
Other garden supplies	212.1	196.0	211.8
Bird feed	197.5	168.9	200.7
Grass seed	185.9	136.7	174.5

Total	$1,628.6	$1,523.6	$1,614.3

Pet Products Business

Overview

We are one of the leading marketers and producers of premium branded pet supplies in the United States. We believe that most of our brands are the number one or two brands in their respective U.S. market categories. In addition, Pet Products operates the largest sales and logistics network in the industry, which strategically supports its brands. In fiscal 2011, Pet Products accounted for $851.3 million of our consolidated net sales and $77.6 million of our consolidated income from operations before corporate expenses and eliminations.

Industry Background

According to the 2011-2012 APPA National Pet Owners Survey, U.S. pet ownership is at its highest level, with 73 million households, or 62%, owning a pet. During the past decade, the number of pet-owning households increased 15%.

The pet industry includes food, supplies, veterinarian care and services and live animals. We operate primarily in the pet supplies segment of the industry. This segment includes: products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, leashes, collars, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners and supplements, and information and knowledge resources; and products for horses and livestock. According to Mintel, U.S. retail sales of pet food and supplies in 2016 are expected to total $31.9 billion, from $28.2 billion in 2010. We also operate in the super premium category of dog and cat food and treats. Mintel estimates the total pet food market to be $20.8 billion in 2016. Packaged Facts asserts the pet food market is experiencing an “upscale thrust,” featuring products that are natural, functional and address specific dietary needs of animals, primarily dogs and cats. We estimate the current applicable market opportunity for our high-end, premium and super-premium dog and cat food and treats to be approximately $3.8 billion.

We believe this growth is due in significant part to favorable demographic and leisure trends, which we expect to continue, albeit potentially at a slower rate due to recessionary pressures in the broader U.S. economy. The key demographics bolstering the U.S. pet supplies market are the growth rates in the number of children under 18 and the number of adults over age 55. According to U.S. census data, 42% of the population will be 45 years or older by 2015. Households with children tend to own more pets, and adults over 55 are more likely to be “empty nesters,” who keep pets as companions and have more disposable income and leisure time available for pets. In addition, many pet supplies products (e.g., dog and cat food, dog chews, bird food, grooming supplies, pest control, etc.) are routinely consumed and replenished.

The U.S. pet supplies market is highly fragmented with approximately 1,400 manufacturers, consisting primarily of small companies with limited product lines. The majority of these manufacturers do not have a captive sales and logistics network and must rely on us or other independent distributors to supply their products to regional pet specialty chains and independent retailers. According to Mintel, pet supplies sales are up eight percent over the last five years, indicating that this category has been able to weather the recession fairly well.

The pet food and supplies industry retail channel also remains fragmented, with approximately 7,600 independent pet supply stores in the United States and only two national specialty retailers, PETsMART and PETCO. These two “pet superstores” have grown rapidly, and pet products have also become a growing category in mass merchandisers, discounters and grocery outlets. PETsMART and PETCO typically offer the broadest product selection with competitive prices and a growing array of pet services. Mass merchandisers, supermarkets and discounters have historically carried a limited product assortment that features primarily pet food, but we believe these retailers are devoting more shelf space to meet increased consumer demand for premium pet supplies. Independent pet stores typically have a relatively broad product selection and attempt to differentiate themselves by offering premier brands and knowledgeable service.

Proprietary Branded Pet Products

Our principal pet supplies categories are dog & cat, aquatics, bird & small animal/specialty pet food and animal health and nutrition products.

Dog & Cat. We are a leading marketer and producer of premium healthy edible and non-edible chews, super premium dog and cat food, toys, collars, leashes, grooming supplies, pet carriers and other accessories, and information and knowledge resources featuring the brands Nylabone, Four Paws, TFH, Pet Select, Interpet, Pet Love and Mikki®. Nylabone has a strong history of developing innovative new products such as the NutriDent® Edible Dental Brush Chews, Toro and Lobo as well as numerous other award winning dog toys. Four Paws products include grooming supplies and toys, and TFH is a leading producer and publisher of pet books and magazines. Breeder’s Choice is regarded by the industry as one of the highest quality developers and manufacturers of super premium natural pet food and treats. Breeder’s Choice brands include Pinnacle®, Avoderm®, Simply Natural® and Active Care®.

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

Sales Network

Our domestic sales network exists primarily to promote our proprietary brands and provides value-added service to approximately 4,500 independent specialty retail stores for our branded products. This includes acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick response to changing customer and retailer preferences, rapid deployment and feedback for new products and immediate exposure for acquired brands. The network also sells many other manufacturers’ brands of pet supplies and combines these products with our branded products into single shipments enabling our independent customers to deal with us on a cost effective basis to meet their pet supplies requirements. We also operate one sales and logistics facility in the United Kingdom.

Sales and Marketing

Our sales strategy is multi-tiered and designed to capture maximum market share with retailers. Our customers include retailers, such as regional and national specialty pet stores, independent pet retailers, mass merchants, grocery and drug stores. In addition, we also serve the professional market with insect control and health and wellness products to veterinarians, municipalities, farmers and equine product suppliers. PETsMART accounted for approximately 12% of Pet Products’ net sales in fiscal 2011, 11% in fiscal 2010 and 10% in fiscal 2009. PETCO is also a significant customer.

To optimize our product placement and visibility in retail stores, our focused sales resources are segmented as follows:

•	dedicated account teams servicing our largest customers;

•	a group of account managers focused on regional chains;

•	a geographic based group of territory managers dedicated to the independent retailer; and

•	a specialized group of account managers dedicated to the professional and equine markets.

These sales teams deliver our marketing strategy that is consumer, brand and channel driven. We provide value creation with a focus on innovation, product quality and performance, premium packaging, product positioning and consumer value. To execute with excellence, we collaborate closely with our customers to identify their needs, jointly develop strategies to meet those needs and deliver programs that include print, broadcast, direct mail and digital execution.

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

Garden Products Business

Overview

We are a leading company in the consumer lawn and garden market in the United States and offer both premium and value-oriented branded products. We market and produce a broad array of premium brands, including Pennington, The Rebels, AMDRO, Grant’s, Lilly Miller, Ironite, Sevin, Over’n Out, Norcal Pottery, New England Pottery, GKI/Bethlehem Lighting and Matthews Four Seasons. We also produce value brands at lower prices, including some Wal*Mart private label brands. In addition, Garden Products operates a sales and logistics network that strategically supports its brands. In fiscal 2011, Garden Products accounted for $777.3 million of our consolidated net sales and $50.0 million of our consolidated income from operations before corporate expenses and eliminations.

Industry Background

We believe that gardening is one of the most popular leisure activities in the United States, although in recent years our garden segment has been adversely impacted by the global recessionary economic environment. Packaged Facts asserts that the economy has brought more homeowners into their yards. The key demographic bolstering our lawn and garden market is the growth rate in the number of adults over age 55, who are more likely to be “empty nesters” and have more disposable income and leisure time available for garden activities. As the baby boom generation ages, this segment is expected to grow faster than the total population. According to U.S. census data, 42% of the population will be 45 years or older in 2015. We believe that this demographic should increase the number of lawn and garden product users. With more people gardening in their yards and the potential trends of food gardening and organic gardening, we perceive this market as staying intact and showing slow positive growth. We estimate the retail sales of the lawn and garden supplies industry in the categories in which we participate to be approximately $6 billion. We believe that the industry will continue to grow, albeit potentially at a slower rate in the near term due to recessionary pressures in the broader U.S. economy.

Lawn and garden products are sold to consumers through a number of distribution channels, including home centers, mass merchants, independent nurseries and hardware stores. Home and garden centers and mass merchants often carry one or two premium product lines or brands and one value brand. Due to the rapid expansion and consolidation of mass merchants and home and garden centers in the last 15 years, the concentration of purchasing power for the lawn and garden category has increased dramatically. We expect the growth of home and garden centers, such as Home Depot and Lowe’s, and mass merchants, such as Wal*Mart, to continue to concentrate industry distribution.

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

Grass Seed. We are a leading marketer and producer of numerous mixtures and blends of cool and warm season turf grass for both the residential and professional markets, as well as forage and wild game seed mixtures. We sell these products under the Pennington Seed, Pennington, Penkoted® , Max-Q®, ProSelect™, Tournament QualityCM , MasterTurf®, The Rebels and Smart Seed® brand names. We also produce private label brands of grass seed and a label exclusive to Wal*Mart. The Pennington grass seed manufacturing facilities are some of the largest and most modern seed conditioning facilities in the industry. In fiscal 2011, Pennington Seed relaunched Smart Seed and 1-Step Complete™ in its premium grass seed line with new positioning and new packaging supported by increased advertising to reinforce the benefits of these premium products. Smart Seed is a drought-tolerant grass seed product that develops strong, deep root systems and requires up to 30% less water compared to ordinary grass seed. 1-Step Complete is a pre-mixed combination of mulch, Smart Seed premium grass seed and fertilizer that grows thicker and requires less water to establish.

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

Decorative Patio, Garden and Seasonal Products. We are a leading marketer of decorative indoor and outdoor pottery products in the United States. We sell these products under the Pennington, Norcal Pottery and New England Pottery brand names which include terra cotta, stoneware, ceramic and porcelain pots. We also market seasonal Christmas products and lighting under the brand name GKI/Bethlehem Lighting, and we manufacture a complete line of wooden garden products, including planters, barrel fountains, arbors and trellises that are sold under the Matthews Four Seasons brand name.

Sales Network

Our sales and logistics network exists primarily to promote our proprietary brands and provides us with key access to retail stores for our branded products, acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick responses to changing customer and retailer preferences, rapid deployment and feedback for new products, immediate exposure for acquired brands and comprehensive and strategic information. The network also sells other manufacturers’ brands of lawn and garden supplies and combines these products with our branded products into single shipments enabling our customers to deal with us on a cost-effective basis to meet their lawn and garden supplies requirements.

Sales and Marketing

The marketing strategy for our premium products is focused on meeting consumer needs through product performance, innovation, quality, upscale packaging and retail shelf placement. The marketing strategy for our value products is focused on promotion of the quality and efficacy of our value brands at a lower cost relative to premium brands. Our customers include retailers, such as mass merchants, home improvement centers, independent lawn and garden nurseries, drug and grocery stores, and professional end users. Sales to Wal*Mart represented approximately 28%, 31% and 32%, sales to Home Depot represented approximately 15%, 18% and 14%, and sales to Lowe’s represented approximately 24%, 22% and 22% of Garden Products’ net sales in fiscal 2011, 2010 and 2009, respectively.

To maximize our product placement and visibility in retail stores, we market our products through the following four complementary strategies:

•	dedicated sales forces represent our combined brand groups;

•	retail sales and logistics network, which provides in-store training and merchandising for our customers, especially during the prime spring and summer seasons;

•	dedicated account-managers and sales teams located near and dedicated to serve several of our largest customers; and

•	selected independent distributors who sell our brands.

Our marketing department begins with the voice of the customer, initiates the product development process and develops our consumer and retailer support plans, including broadcast, print, internet advertising and other media.

Competition

The lawn and garden products industry is highly competitive. Our lawn and garden products compete against national and regional products and private label products produced by various suppliers. Our turf and forage grass seed products, fertilizers, pesticides and combination products compete principally against products marketed by The Scotts Miracle-Gro Company (“Scotts”). Scotts’ dominant position in the lawn and garden industry is a significant competitive disadvantage for our similar garden products. In addition, Spectrum Brands is a strong competitor in yard and household insecticides. Garden Products competes primarily on the basis of its strong premium and value brands, quality, service, price and low cost manufacturing. Garden Products’ sales and logistics operations also compete with a large number of distributors, with competition based on price, service and personal relationships.

Supply Chain

We operate one integrated Supply Chain responsible for manufacturing, logistics, purchasing and sales and operations planning.

Manufacturing

Central manufactures the majority of its branded products in 39 manufacturing facilities, located primarily in the United States. In addition, certain of our proprietary branded products are manufactured by contract manufacturers. We have entered into an exclusive arrangement with a third party to manufacture (S)-Methoprene, the active ingredient in our flea and tick control products.

Purchasing

Central purchases must of its raw materials from a number of different suppliers. In addition, we purchase one of the raw materials used to manufacture (S)-Methoprene from a single source of supply. The Company maintains an inventory of this raw material (in addition to our (S)-Methoprene inventory) to reduce the possibility of any interruption in the availability of (S)-Methoprene, but a prolonged delay in obtaining (S)-Methoprene or this raw material could result in a temporary delay in product shipments and have an adverse effect on Pet Products’ financial results.

The key ingredients in our fertilizer and insect and weed control products are commodity and specialty chemicals, including phosphates, urea, potash, herbicides, insecticides and fungicides.

The principal raw materials required for the wild bird feed operations are bulk commodity grains, including millet, milo and sunflower seeds, which are generally purchased from large national commodity companies and local grain cooperatives. In order to ensure an adequate supply of grains and seed to satisfy expected production volume, Central enters into contracts to purchase a portion of its expected grain and seed requirements at future dates by fixing the quantity, and often the price, at the commitment date. Although we have never experienced a severe interruption of supply, we are exposed to price risk with respect to the portion of our supply which is not covered by contracts with a fixed price.

From the fourth quarter of fiscal 2006 to fiscal 2008, prices for some of our key raw material inputs increased substantially. In fiscal 2009 and fiscal 2010, grain costs declined due primarily to deflationary pressures impacting the broader economy. During fiscal 2011, prices for some of our key inputs increased substantially. Our weighted average cost per pound for our primary grains increased approximately 41% for fiscal year 2011 compared to fiscal 2010. Although we have been able to negotiate some price increases with our retailers, these price increases have not fully offset the rising costs.

Logistics Network

Our distribution network consists of 26 facilities strategically placed across the United States to allow us to service both our Mass Market customers as well as over 12,000 independent specialty retail stores for our branded products. This network also supports distribution of many other manufacturers’ brands and combines these products with our branded products into single shipments, enabling us to serve our customers in an effective and cost efficient manner.

Significant Customers

Wal*Mart, our largest customer, represented approximately 16%, 17% and 18% of our total company net sales in fiscal 2011, 2010 and 2009, respectively, and represented approximately 28%, 31% and 32% of Garden Products’ net sales in fiscal 2011, 2010 and 2009, respectively. Sales to Home Depot represented approximately 15%, 18% and 14% of Garden Products’ net sales in fiscal 2011, 2010 and 2009, respectively. Sales to Lowe’s represented approximately 12%, 10% and 11% of our total company net sales in fiscal 2011, 2010 and 2009, respectively, and represented approximately 24% of Garden Products’ net sales in fiscal 2011 and 22% in both fiscal 2010 and 2009. PETsMART represented approximately 12% of Pet Products’ net sales in fiscal 2011, and 11% in both fiscal 2010 and fiscal 2009. PETCO is also a significant customer.

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

Employees

As of September 24, 2011, we had approximately 4,300 employees of which approximately 3,900 were full-time employees and 400 were temporary or part-time employees. We also hire substantial numbers of additional temporary employees for the peak lawn and garden shipping season of February through June to meet the increased demand experienced during the spring and summer months. The majority of our temporary employees are paid on an hourly basis. Except for approximately 33 employees at a Kaytee facility in Rialto, California, none of our employees are represented by a labor union. We consider our relationships with our employees to be good.

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

Various federal, state and local laws, including the federal Food Safety Modernization Act, also regulate pet food products and give regulatory authorities the power to recall or require re-labeling of products. We believe we are in substantial compliance or are taking steps to ensure that we are in compliance with these provisions.

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

Executive Officers

The following table sets forth the name, age and position of our executive officers as of October 31, 2011.

Name	Age	Position
William E. Brown	70	Chairman of the Board and Chief Executive Officer

Gus Halas	60	President and Chief Executive Officer of the Central Operating Companies

Lori A. Varlas	49	Senior Vice President, Chief Financial Officer and Secretary

Janet M. Brady	57	Senior Vice President, Human Resources

Frank Palantoni	54	President – Pet Products

Michael A. Reed	63	Executive Vice President and President – Garden Products

Paul Hibbert	42	Senior Vice President, Supply Chain

George Yuhas	59	General Counsel

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

Gus Halas. Mr. Halas has served as President and Chief Executive Officer of the Central Operating Companies since April 2011. Mr. Halas was a consultant to the Company from 2009 until April 2011. From 2003 to 2009, Mr. Halas was Chairman, President and CEO of T3 Energy Services. He previously served as President and Chief Executive Officer of Clore Automotive and Marley Cooling Tower Company and held senior executive positions with a number of other companies including Ingersoll-Dresser Pump Company and Sulzer Industries.

Lori A. Varlas. Ms. Varlas has been Senior Vice President, Chief Financial Officer and Secretary since December 2010. From 2006 to 2010 Ms. Varlas served as Vice President Finance at Sun Microsystems. Prior to joining Sun, Ms. Varlas was Vice President of Finance at Peoplesoft and held a variety of senior finance positions from 1998 to 2005. Ms. Varlas also held positions at Chiron Corporation, Specialty Foods and Price Waterhouse.

Janet Brady. Ms. Brady has been our Senior Vice President, Human Resources since February 2011. Ms. Brady was an executive at the Clorox Company from 1976 to 2003 and served as its Vice President, Human Resources from 1993 to 2003.

Frank Palantoni. Mr. Palantoni has been our President – Pet Products division since February 2011. From 2006 to 2011, Mr. Palantoni was chief executive officer of P3 Capital Management LLC, an advisory and private equity firm specializing in consumer goods acquisitions and product development. He previously served as president and chief executive officer of Prestige Brands, Inc. and as a senior executive of Novartis Pharmaceuticals AG, Gerber Products Company and Groupe Danone.

Michael A. Reed. Mr. Reed has been Executive Vice President since June 2000 and President of the Garden Products division since October 2007. Mr. Reed served as President of the Pet Products division from 2003 to 2004. Previously, Mr. Reed served as President and CEO of PM Ag Products, Inc., a wholly owned subsidiary of global agri-business Tate & Lyle, PLC.

Paul Hibbert. Mr. Hibbert has been Senior Vice President, Supply Chain since October 2011 and for the prior two years served as Vice President, Supply Chain Garden Products. In 2009, Mr. Hibbert served as a supply chain consultant for BioLab, Inc./Chemtura. From 2007 to 2008, Mr. Hibbert was the Vice President Supply Chain for United Industries. From 2003 to 2007, he was the Director of Supply Chain with Biolab, Inc.

George Yuhas. Mr. Yuhas has been our General Counsel since March 2011. He previously served as a partner specializing in litigation at Orrick, Herrington & Sutcliffe LLP since 1984.

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

We are in the process of implementing a transformational change within our company, which could result in increased expenses over the next few years.

In fiscal 2011, we embarked on a process of transformational change, consisting of a comprehensive series of organizational and operational initiatives intended to improve our sales and marketing, margin and operational effectiveness while reducing costs. We expect to implement these initiatives over a period of two to three years. The strategic objective of these initiatives is to transform the Company from a portfolio of separately run businesses into an integrated, multi-brand company. In connection with this change, we are strengthening our management team, reorganizing operating units, consolidating facilities, developing a system of shared services and eliminating duplicative services, standardizing processes, training employees in new approaches and investing in systems, facilities and people. For example, in fiscal 2011, we began the process of combining our Garden and Pet Supply chains as an integrated unit responsible for distribution, transportation, manufacturing, sourcing and sales and operations planning.

There can be no assurance that we will be able to successfully execute the transformational change initiative or that we will be able to do so within the anticipated two to three year time period. During the process of implementation we will be making substantial investments in our business and will incur substantial transitional costs. We anticipate that these investments and transitional costs will adversely affect our operating results for the next several quarters.

Our operating results and cash flow are susceptible to fluctuations.

We expect to continue to experience variability in our net sales, net income and cash flow on a quarterly basis. Factors that may contribute to this variability include:

•	fluctuations in prices of commodity grains and other input costs;

•	seasonality and adverse weather conditions during peak gardening seasons;

•	shifts in demand for lawn and garden products;

•	shifts in demand for pet products;

•	changes in product mix, service levels, marketing and pricing by us and our competitors;

•	the effect of acquisitions, including the costs of acquisitions that are not completed; and

•	economic stability of and strength of our relationship with retailers.

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

From the fourth quarter of fiscal 2006 to fiscal 2008, prices for some of our key crops increased substantially. In fiscal 2009 and fiscal 2010, grain costs declined due primarily to deflationary pressures impacting the broader economy.

During fiscal 2011, prices for some of our key crops increased substantially. Our weighted average cost per pound for our primary grains increased approximately 41% for fiscal year 2011 compared to fiscal 2010. Although we have been able to negotiate some price increases with our retailers, these price increases have not fully offset the rising costs, which has resulted in margin erosion. We can provide no assurance as to the timing or extent of our ability to implement additional price adjustments in the context of rising costs or in the event of increased costs in the future. Similarly, we can provide no assurance of our ability to retain pricing with our retailers in the context of declining costs. We also cannot predict to what extent price increases may negatively affect our sales volume. As retailers pass along price increases, consumers may shift to our lower margin pet bird feed, switch to competing products or reduce purchases of wild bird feed products.

A decline in consumers’ discretionary spending or a change in consumer preferences could reduce our sales and harm our business.

Our sales ultimately depend on consumer discretionary spending, which is influenced by factors beyond our control, including general economic conditions, the availability of discretionary income and credit, weather, consumer confidence and unemployment levels. For fiscal 2009 and 2010, we experienced declines in sales as the result of the economic downturn. Any material decline in the amount of consumer discretionary spending could reduce our sales and harm our business. Since substantially all of our sales are in the United States, a declining U.S. economy may have a greater impact on us than on our competitors, some of which have substantial international sales. These economic and market conditions, combined with continuing difficulties in the credit markets and the resulting pressures on liquidity, may also place a number of our key retail customers under financial stress, which would increase our credit risk and potential bad debt exposure.

The success of our business also depends in part on our ability to identify and respond to evolving trends in demographics and consumer preferences. For example, from fiscal 2006 through fiscal 2009, the demand for aquatics products declined significantly. In fiscal 2010 and 2011, the demand for aquatic products stabilized. Similarly, in fiscal 2010, the demand for wild bird feed declined and in fiscal 2011, demand increased. Our failure to timely identify or effectively respond to changing consumer tastes, preferences, spending patterns and lawn and garden and pet care needs could adversely affect the demand for our products and our profitability.

Inflation, deflation, economic uncertainty and other adverse macro-economic conditions may harm our business.

Our revenues and margins are dependent on various economic factors, including rates of inflation or deflation, energy costs, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. In fiscal 2007 and 2008, we were adversely impacted by rising input costs related to domestic inflation, particularly relating to grain and seed prices, fuel prices and the ingredients used in our garden fertilizer and chemicals, and many of our other input costs. The rising costs made it difficult for us to increase prices to our retail customers at a pace to enable us to return to historical margins. In 2009 and 2010, our business was negatively impacted by the downturn in the housing market and by the declining in consumer confidence, as well as other macro-economic factors. More recently, we have experienced a significant increase in raw material input costs. If we are unable to pass through rising input costs and raise the price of our products, or consumer confidence continues to weaken, we may experience gross margin declines.

Supply disruptions in pet birds and small animals may negatively impact our sales.

The federal government and many state governments increased restrictions on the importation of pet birds and the supply of small animals. These restrictions resulted in reduced availability of new pet birds and animals and thus reduced demand for pet bird and small animal food and supplies. If these restrictions become more severe, our future sales of these products would likely suffer, which would negatively impact our profitability. In addition, some countries experienced outbreaks of avian flu. While the number of cases worldwide has declined, a significant outbreak in the United States would reduce demand for our pet and wild bird food and negatively impact our financial results.

Our lawn and garden sales are highly seasonal and subject to adverse weather.

Because our lawn and garden products are used primarily in the spring and summer, Garden Products’ business is seasonal. In fiscal 2011, approximately 67% of Garden Products’ net sales and 60% of our total net sales occurred during our second and third fiscal quarters. Substantially all of Garden Products’ operating income is generated in this period. Our working capital needs and our borrowings generally peak in our second fiscal quarter, because we are generating lower revenues while incurring expenses in preparation for the spring selling season. If cash on hand and borrowings under our credit facility are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business.

Because demand for lawn and garden products is significantly influenced by weather, particularly weekend weather during the peak gardening season, our results of operations and cash flow could also be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, water shortages or floods.

Rising energy prices could adversely affect our operating results.

During fiscal 2007 and 2008, energy prices increased dramatically, which resulted in increased fuel costs for our businesses and raw materials costs for many of our branded products. Although energy prices declined in 2009, energy costs increased during 2010 and have been volatile in 2011. Rising energy prices in the future could adversely affect consumer spending and demand for our products and increase our operating costs, both of which would reduce our sales and operating income.

We depend on a few customers for a significant portion of our business.

Wal*Mart, our largest customer, accounted for approximately 16% of our net sales in fiscal 2011, 17% in fiscal 2010 and 18% in fiscal 2009. Lowe’s accounted for approximately 12% of our net sales in fiscal 2011, 10% in fiscal 2010 and 11% in fiscal 2009. In addition, Home Depot, PETsMART and PETCO are also significant customers, although each accounted for less than 10% of our net sales and, together with Wal*Mart and Lowe’s, accounted for approximately 45% of our net sales in fiscal 2011, 46% in fiscal 2010 and 46% in fiscal 2009. The market share of many of these key retailers has increased and may continue to increase in future years.

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

To compete effectively, among other things, we must:

•	develop and grow brands with leading market positions;

•	capture or grow market share;

•	maintain our relationships with key retailers;

•	continually develop innovative new products that appeal to consumers;

•	implement effective marketing and sales promotion programs;

•	maintain strict quality standards;

•	deliver products on a reliable basis at competitive prices; and

•	effectively integrate acquired companies.

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

Our future performance is substantially dependent upon the continued services of William E. Brown, our Chairman and Chief Executive Officer, Gus Halas, the President and Chief Executive Officer of the Central Operating Companies, and our other senior officers. The loss of the services of any of these persons could have a material adverse effect upon us. In addition, our future performance depends on our ability to attract and retain skilled employees. We cannot assure you that we will be able to retain our existing personnel or attract additional qualified employees in the future.

We are implementing a new enterprise resource planning information technology system.

In fiscal 2005, we began incurring costs associated with designing and implementing SAP, a new company-wide enterprise resource planning software system with the objective of gradually migrating to the new system. Upon completion, this new system will replace our numerous existing accounting and financial reporting systems, most of which were obtained in connection with business acquisitions. We invested approximately an additional $13 million in fiscal 2011 for implementation. Capital expenditures for our new enterprise resource planning software system for fiscal 2012 and beyond will depend upon the pace of conversion for those remaining legacy systems. We are accelerating the pace of our enterprise resource planning conversion. If the accelerated implementation is not executed successfully, this could result in business interruption. If we do not complete the implementation of the project timely and successfully, we may experience, among other things, additional costs associated with completing this project and a delay in our ability to improve existing operations, support future growth and enable us to take advantage of new applications and technologies. All of this may also result in a distraction of management’s time, diverting their attention from our existing operations and strategy.

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

Some of the products that we manufacture and distribute are subject to regulation by federal, state, foreign and local authorities. Environmental health and safety laws and regulations are often complex and are subject to change. Environmental health and safety laws and regulations may affect us by restricting the manufacture, sale or use of our products or regulating their disposal. Regulatory or legislative changes may cause future increases in our operating costs or otherwise affect operations. There is no assurance that in the future we may not be adversely affected by such laws or regulations, incur increased operating costs in complying with such regulations or that we will not be subject to claims for personal injury, property damages or governmental enforcement. In addition, due to the nature of our operations and the frequently changing nature of environmental compliance standards and technology, we cannot predict with any certainty that future material capital expenditures will not be required.

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

We have, and we will continue to have, a significant amount of indebtedness. As of September 24, 2011, we had total indebtedness of approximately $435.6 million. This level of indebtedness and future borrowing needs could have material adverse consequences for our business, including:

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

As of October 31, 2011, William E. Brown, our Chairman, beneficially owned 1,600,459 shares of our Class B common stock (out of a total of 1,652,262 outstanding shares), 1,418,063 shares of our common stock and 3,378,885 shares of our Class A common stock and thereby controlled approximately 53% of the voting power of our capital stock. Accordingly, except to the extent that a class vote of the common stock is required by applicable law, he can effectively control all matters requiring stockholder approval, including the election of our directors, and can exert substantial control over our management and policies. The disproportionate voting rights of our common stock and Class B common stock and Mr. Brown’s substantial holdings of Class B common stock could have an adverse effect on the market price of our common stock and Class A common stock. Also, such disproportionate voting rights and Mr. Brown’s controlling interest may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our other stockholders, which could thereby deprive holders of common stock or Class A common stock of an opportunity to sell their shares for a “take-over” premium.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently operate 39 manufacturing facilities totaling approximately 4,133,000 square feet and 27 sales and logistics facilities totaling approximately 3,373,000 square feet. Most sales and logistics centers consist of office and warehouse space, and several large bays for loading and unloading. Each sales and logistics center provides warehouse, distribution, sales and support functions for its geographic area. Our executive offices are located in Walnut Creek, California.

The table below lists Pet Products’ manufacturing and sales and logistics facilities. Numbers in parenthesis represent multiple locations.

Location	Type of Facility	Owned or Leased
Phoenix, AZ (2)	Sales and Logistics	Owned
Azusa, CA	Manufacturing	Leased
Irwindale, CA	Manufacturing	Leased
Rialto, CA	Manufacturing	Owned
Sacramento, CA	Sales and Logistics	Leased
Santa Fe Springs, CA	Sales and Logistics	Leased
Aurora, CO	Sales and Logistics	Leased
Tampa, FL	Sales and Logistics	Leased
Council Bluffs, IA	Manufacturing	Owned
Elk Grove Village, IL	Manufacturing	Leased
Mahwah, NJ	Sales and Logistics	Leased
Neptune City, NJ	Manufacturing	Owned
Neptune City, NJ	Manufacturing	Leased
Hauppauge, NY(2)	Manufacturing	Leased
Cressona, PA	Manufacturing	Owned
Pottsville, PA	Sales and Logistics	Leased
Dallas, TX	Manufacturing	Owned
Dallas, TX	Sales and Logistics	Leased
Algona, WA	Sales and Logistics	Leased
Chilton, WI	Manufacturing	Owned
Franklin, WI	Manufacturing	Owned
Guangzhou, China	Manufacturing	Leased
Pune, India	Manufacturing	Leased
Dorking, Surrey, UK	Manufacturing	Leased
Somerset, UK	Sales and Logistics	Leased

The table below lists Garden Products’ manufacturing and sales and logistics facilities. Numbers in parenthesis represent multiple locations.

Location	Type of Facility	Owned or Leased
Cullman, AL	Sales and Logistics	Owned
Roll, AZ	Manufacturing	Owned
Yuma, AZ	Manufacturing	Leased
El Centro, CA	Manufacturing	Owned
Ontario, CA	Sales and Logistics	Leased
Sacramento, CA	Sales and Logistics	Leased
San Leandro, CA	Manufacturing	Leased
Longmont, CO	Manufacturing	Owned
Covington, GA	Sales and Logistics	Leased
Eatonton, GA	Manufacturing	Owned
Madison, GA (3)	Manufacturing	Leased
Madison, GA (2)	Manufacturing	Owned
Madison, GA	Sales and Logistics	Owned
Ligonier, IN	Manufacturing	Owned
St. Charles, IL	Sales and Logistics	Leased
Lexington, KY	Sales and Logistics	Leased
Taunton, MA	Sales and Logistics	Leased
Laurel, MD	Sales and Logistics	Leased
Greenfield, MO (2)	Manufacturing	Owned
Greenfield, MO	Sales and Logistics	Owned
Neosho, MO	Manufacturing	Owned
Sidney, NE	Manufacturing	Owned
Fairfield, OH	Sales and Logistics	Leased
Peebles, OH (2)	Manufacturing	Owned
Piketon, OH	Manufacturing	Leased
Lebanon, OR	Manufacturing	Leased
Lebanon, OR (2)	Manufacturing	Owned
Portland, OR	Sales and Logistics	Leased
Columbia, SC (2)	Sales and Logistics	Owned
Grand Prairie, TX	Sales and Logistics	Leased
Kenbridge, VA	Sales and Logistics	Leased
Northbend, WA	Manufacturing	Leased

As part of our transformational change initiative, we are reviewing the number, location and size of our manufacturing facilities and expect to make changes over time in order to optimize our manufacturing footprint. In addition, we are in the process of combining our garden and pet products operations in the same warehouses where practical and reducing the number of distribution centers.

We lease 17 of our manufacturing facilities and 20 of our sales and logistics facilities. These leases generally expire between 2012 and 2020. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. The facilities we own are subject to major encumbrances under our principal credit facility. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks and warehousing, transportation and computer equipment.

Item 3. Legal Proceedings

We may from time to time become involved in legal proceedings in the ordinary course of business. Currently, we are not a party to any legal proceedings that management believes would have a material adverse effect on our financial position or results of operations.

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

	Common Stock		Class A Common Stock
	High	Low	High	Low
Fiscal 2010
First Quarter	$11.99	$8.63	$11.22	$8.14
Second Quarter	11.31	9.49	10.49	8.65
Third Quarter	11.70	9.21	11.00	8.51
Fourth Quarter	10.41	9.21	10.32	8.86

Fiscal 2011
First Quarter	$10.96	$8.88	$11.08	$9.01
Second Quarter	10.51	8.80	10.39	8.83
Third Quarter	11.06	8.71	10.95	9.01
Fourth Quarter	10.58	6.50	10.48	6.67

As of October 31, 2011, there were approximately 151 holders of record of our common stock, approximately 235 holders of record of our Class A nonvoting common stock and five holders of record of our Class B stock.

We have not paid any cash dividends on our common stock, our Class A common stock or our Class B Stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock, our Class A common or our Class B stock in the foreseeable future. In addition, our credit facility and senior subordinated notes restrict our ability to pay dividends. See Note 9 to our fiscal 2011 consolidated financial statements.

Stock Performance Graph

The following graph compares the percentage change of our cumulative total stockholder return on our Common Stock (“CENT”) for the period from September 30, 2006 to September 24, 2011 with the cumulative total return of the NASDAQ Composite (U.S.) Index and the Dow Jones Non-Durable Household Products Index, a peer group index consisting of approximately 30 manufacturers and distributors of household products.

The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our Common Stock.

Total Return Analysis

	9/30/06	9/29/07	9/27/08	9/26/09	9/25/10	9/24/11
Central Garden & Pet Company	100.00	54.70	37.55	72.28	62.08	41.12
NASDAQ Composite	100.00	120.42	98.04	94.88	109.02	114.79
Dow Jones US Nondurable Household Products	100.00	115.81	115.27	100.90	111.26	114.84

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth the repurchases of any equity securities during the fourth quarter of the fiscal year ended September 24, 2011 and the dollar amount of authorized share repurchases, remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
June 26, 2011 – July 31, 2011	222,044	(2)	$10.23	209,000	$94,966,000
August 1, 2011 – August 31, 2011	1,452,477	(3)	7.54	1,440,900	84,098,000
September 1, 2011 – September 24, 2011	1,578,415	(4)	7.37	1,576,200	72,479,000

Total	3,252,936		$7.64	3,226,100	$72,479,000

(1)	On July 15, 2010, the Board of Directors authorized a $100 million share repurchase program, which was completed in the third quarter of fiscal 2011. During the third quarter of fiscal 2011, our Board of Directors authorized a new $100 million share repurchase program. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock.
(2)	Includes 13,044 shares purchased during the period indicated representing withholding of a portion of shares to cover tax withholding obligations in connection with the vesting of restricted stock and the exercise of stock options.
(3)	Includes 11,577 shares purchased during the period indicated representing withholding of a portion of shares to cover tax withholding obligations in connection with the vesting of restricted stock and the exercise of stock options.
(4)	Includes 2,215 shares purchased during the period indicated representing withholding of a portion of shares to cover tax withholding obligations in connection with the exercise of stock options.

During the fourth quarter of fiscal 2011, we repurchased approximately 0.8 million shares of our common stock for approximately $6.1 million and approximately 2.4 million shares of our non-voting common stock for approximately $18.5 million.

Item 6. Selected Financial Data

The following selected statement of operations and balance sheet data as of and for the five fiscal years in the period ended September 24, 2011 has been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto in “Item 8 – Financial Statements and Supplementary Data” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Fiscal Year Ended
	September 24, 2011	September 25, 2010	September 26, 2009	September 27, 2008	September 29, 2007
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales (1)	$1,628,652	$1,523,648	$1,614,300	$1,705,386	$1,671,145
Cost of goods sold and occupancy	1,134,733	1,008,482	1,086,974	1,184,058	1,136,825

Gross profit	493,919	515,166	527,326	521,328	534,320
Selling, general and administrative expenses	408,744	394,092	401,340	415,978	434,903
Goodwill and other impairments (2)	—	12,000	—	429,764	—

Income (loss) from operations	85,175	109,074	125,986	(324,414)	99,417
Interest expense, net	(37,748)	(33,587)	(22,061)	(37,273)	(48,147)
Other income	550	419	52	2,116	2,402

Income (loss) before income taxes and noncontrolling interest	47,977	75,906	103,977	(359,571)	53,672
Income taxes (tax benefit)	19,595	28,110	36,368	(93,069)	19,999

Income (loss) including noncontrolling interest	28,382	47,796	67,609	(266,502)	33,673
Net income attributable to noncontrolling interest	59	1,963	1,661	833	1,369

Net income (loss) attributable to Central Garden & Pet Company	$28,323	$45,833	$65,948	$(267,335)	$32,304

Net income (loss) per share attributable to Central Garden & Pet Company (3):
Basic	$0.50	$0.71	$0.95	$(3.76)	$0.46

Diluted	$0.50	$0.70	$0.94	$(3.76)	$0.45

Weighted average shares used in the computation of income (loss) per share (3):
Basic	56,217	64,272	69,499	71,117	70,824
Diluted (4)	56,645	65,091	70,264	71,117	72,050

Other Data:
Depreciation and amortization	$28,566	$28,869	$29,155	$32,517	$30,717
Capital expenditures	$31,563	$24,190	$16,505	$22,349	$60,038
Cash from operating activities	$51,008	$135,229	$221,638	$115,028	$38,535
Cash used in investing activities	$(56,237)	$(41,266)	$(20,542)	$(15,406)	$(92,460)
Cash from (used in) financing activities	$(73,997)	$(88,167)	$(142,011)	$(93,935)	$46,475
Ratio of earnings to fixed charges (5)	2.23	3.20	5.36	—	2.05

	September 24, 2011	September 25, 2010	September 26, 2009	September 27, 2008	September 29, 2007
Balance Sheet Data:
Cash	$12,031	$91,460	$85,668	$26,929	$21,055
Working capital	410,655	433,705	427,243	450,704	470,216
Total assets	1,093,003	1,130,884	1,150,925	1,259,318	1,646,822
Total debt	435,609	400,271	408,085	523,147	610,523
Equity	456,782	532,143	547,335	511,425	778,807

(1)	Fiscal years 2007, 2008, 2009, 2010 and 2011 included 52 weeks.
(2)	During the fourth quarter of fiscal 2010, we recognized a non-cash charge of $12.0 million related to the impairment of an indefinite-lived intangible asset in our Pet Products segment. During fiscal 2008, we recognized non-cash charges of $403 million related to goodwill impairments within our Pet Products and Garden Products segments and $27 million for impairments of long-lived assets in our Garden Products segment.
(3)	All share and per share amounts have been retroactively adjusted to reflect the February 5, 2007 Class A Common stock dividend for all periods presented.
(4)	The potential effects of stock awards are excluded from the diluted earnings per share calculation for the fiscal year ended September 27, 2008, because their inclusion in a net loss period would be anti-dilutive.
(5)	For the purposes of determining the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes and noncontrolling interest and after eliminating undistributed earnings of equity method investees and before fixed charges. Fixed charges consist of interest expense incurred, the portion of rental expense under operating leases deemed by management to be representative of the interest factor and amortization of deferred financing costs. For the fiscal year ended September 27, 2008, earnings were insufficient to cover fixed charges by approximately $360.5 million, and the ratio for that fiscal year is not considered meaningful.

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

Overview

Central Garden & Pet Company is a leading innovator, marketer and producer of quality branded products. We are one of the largest suppliers in the pet and lawn and garden supplies industries in the United States. The total pet industry is estimated to be approximately $30 billion in annual retail sales. We estimate the annual retail sales of the pet supplies and super premium pet food markets in the categories in which we participate to be approximately $15 billion. The total lawn and garden industry in the United States is estimated to be approximately $21 billion in annual retail sales. We estimate the annual retail sales of the lawn and garden supplies markets in the categories in which we participate to be approximately $6 billion.

Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, super premium dog and cat food and treats, leashes, collars, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under a number of brand names including Adams™, Altosid, Aqueon®, Avoderm®, BioSpot®, Coralife®, Farnam®, Four Paws®, Interpet, Kaytee®, Kent Marine®, Nylabone®, Oceanic Systems®, Pet Select®, Pre Strike®, Pinnacle ®, Super Pet®, TFHTM, Zilla® and Zodiac®

Our lawn and garden products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, ant and other herbicide, insecticide and pesticide products; and decorative outdoor lifestyle and lighting products including pottery, trellises and other wood products and holiday lighting. These products are sold under a number of brand names including: AMDRO®, GKI/Bethlehem Lighting®, Grant’s®, Ironite®, Lilly Miller®, Matthews Four Seasons™, New England Pottery®, Norcal Pottery®, Pennington®, Over’n Out®, Sevin®, Smart Seed® and The Rebels®.

In fiscal 2011, our consolidated net sales were $1.6 billion, of which our lawn and garden segment, or Garden Products, accounted for approximately $777 million and our pet segment, or Pet Products, accounted for approximately $851 million. In fiscal 2011, our branded product sales were approximately $1.4 billion, or approximately 84% of total sales, sales of other manufacturers’ products were approximately 16% of total sales, and our gross profit margins were 30.3%. In fiscal 2011, our income from operations was $85.2 million, of which Garden Products accounted for $50.0 million and Pet Products accounted for $77.6 million, before corporate expenses and eliminations of $42.4 million.

Recent Developments

Fiscal 2011 Operating Performance. Although we experienced increased sales in fiscal 2011, rising input costs, a change in sales mix due to competitive pressures and unfavorable weather resulted in increased expenses and lower gross margins.

Financial summary:

•	Net sales for fiscal 2011 increased $105 million, or 7%, to $1.6 billion.

•	Net earnings for fiscal 2011 were $28 million, or $0.50 per share on a diluted basis, a decrease of $18 million and $0.20 per share on a diluted basis, compared to fiscal 2010.

•	Gross margin decreased 350 basis points in fiscal 2011 to 30.3%, due primarily to rising raw material input costs.

•	Selling, general & administrative expenses increased $14.6 million, or 3.7%, to $408.7 million in fiscal 2011, but decreased as a percentage of net sales to 25.1% from 25.9%.

•	We generated cash flows from operating activities of approximately $51.0 million during fiscal 2011 and had a cash balance of approximately $12.0 million at September 24, 2011.

Senior Credit Facility – On June 8, 2011, we amended our credit agreement dated June 25, 2010 to increase the aggregate principal borrowing amount from $275 million to $375 million, extend the maturity date to June 8, 2016, and reduce the interest rates, commitment fees and interest coverage requirements.

Repurchase of Company Stock. – During fiscal 2011, we repurchased $108.7 million of our common stock which consisted of 3.3 million shares of our voting common stock (CENT) at an aggregate cost of approximately $30.2 million, or approximately $9.10 per share and 8.6 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $78.5 million, or approximately $9.08 per share. During the third quarter of fiscal 2011, we completed the $100 million share repurchase program our Board of Directors authorized in July 2010, and our Board of Directors authorized a new $100 million share repurchase program, under which approximately $72 million remains available for repurchases in fiscal 2012 and thereafter.

Fiscal 2010 Reported Earnings and Significant Items.

Fiscal 2010 Operating Performance. Although we continued to improve our operations by lowering expenses and improving gross margins, in fiscal 2010, we were impacted by decreased revenues.

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

Senior Credit Facility – On June 25, 2010, we entered into an Amended and Restated Credit Agreement.

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	Fiscal Year Ended
	September 24, 2011	September 25, 2010	September 26, 2009
Net sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy	69.7	66.2	67.3

Gross profit	30.3	33.8	32.7
Selling, general and administrative	25.1	25.9	24.9
Intangible asset impairments	—	0.8	—

Income from operations	5.2	7.1	7.8
Interest expense, net	(2.3)	(2.2)	(1.4)
Other income	—	—	—
Income taxes	(1.2)	(1.8)	(2.2)
Noncontrolling interest	—	(0.1)	(0.1)

Net income	1.7%	3.0%	4.1%

Fiscal 2011 Compared to Fiscal 2010

Net Sales

Net sales for fiscal 2011 increased $105.0 million, or 6.9%, to $1,628.6 million from $1,523.6 million in fiscal 2010. The increase was due to a $114.7 million, or 9.1%, increase in our branded product sales offset by a $9.7 million, or 3.7%, decrease in the sales of other manufacturers’ products. Branded product sales include products we manufacture under Central brand names and products we manufacture under third-party brands. Sales of our branded products represented 84% of our total sales in fiscal 2011.

The following table indicates each class of similar products which represented more than 10% of our consolidated net sales in the fiscal years presented (in millions).

Category	2011	2010	2009
Pet supplies (excluding bird feed)	$773.1	$766.5	$756.8
Garden chemicals and control products	260.0	255.5	270.5
Other garden supplies	212.1	196.0	211.8
Bird feed	197.5	168.9	200.7
Grass seed	185.9	136.7	174.5

Total	$1,628.6	$1,523.6	$1,614.3

Garden Products’ net sales for fiscal 2011 increased $94.2 million, or 13.8%, to $777.3 million from $683.1 million in fiscal 2010. In fiscal 2011, garden branded product sales increased $104.3 million and sales of other manufacturers’ products declined $10.1 million compared with fiscal 2010. The increase in branded product sales was due primarily to a $49.2 million increase in grass seed sales, a $23.7 million increase in bird feed sales and a $4.5 million increase in garden chemical and control products. The increase in grass seed sales was due primarily to increased volumes driven by customer demand and increased investment in brand building. The increase in bird feed sales was due to both volume and price increases. The net sales increase of $4.5 million in garden chemical and control products was due primarily to an increase of $20 million in fertilizer sales, partially offset by decreased control product sales.

Pet Products’ net sales for fiscal 2011 increased $10.8 million, or 1.3%, to $851.3 million from $840.5 million in fiscal 2010. In fiscal 2011, Pet branded product sales increased $10.4 million and sales of other manufacturers’ products increased $0.4 million as compared with fiscal 2010. The increase in sales was due primarily to increased sales of approximately $4.9 million in wild bird feed and $4.4 million of aquatic products. The sales increase in wild bird feed was price driven while the increase in aquatic products was volume driven. Our pet health products decreased slightly due primarily to decreased sales of our flea, tick and mosquito products partially offset by increased sales of lower margin products, such as rodenticide and dewormer products. The decrease in our flea and tick business was due primarily to the competition from generic fipronil and unfavorable weather.

Gross Profit

Gross profit decreased $21.2 million, or 4.1%, to $493.9 million from $515.2 million in fiscal 2010. Gross profit as a percentage of net sales declined from 33.8% in fiscal 2010 to 30.3% for fiscal 2011. Gross profit as a percentage of net sales decreased in both segments. In fiscal 2011, the continual increase in raw material input costs put pressure on our margins. For example, our weighted average cost per pound for our primary grains increased approximately 41% for fiscal year 2011 compared to fiscal 2010.

Both gross profit and gross margin decreased in Pet Products due primarily to higher prices of key commodity ingredients, such as milo, millet, sunflower and corn which impacted both our wild bird feed business and our super premium pet food, and a change in product mix in our pet health products, which shifted away from sales of higher margin flea, tick and mosquito products towards increased sales of lower margin products.

Gross profit increased in Garden Products but gross margin decreased due primarily to higher commodity ingredient costs and the sales mix shift of garden chemicals and control products. The higher ingredient costs impacted both bird feed and garden chemicals and control products. Additionally, there was a sales mix shift within garden chemicals and controls whereby decreased sales of higher margin control products were offset by increased sales of lower margin fertilizer products.

Selling, General and Administrative

Selling, general and administrative expenses increased $14.6 million, or 3.7%, from $394.1 million in fiscal 2010 to $408.7 million in fiscal 2011. As a percentage of net sales, selling, general and administrative expenses decreased from 25.9% in fiscal 2010 to 25.1% in fiscal 2011. The change in selling, general and administrative expenses, discussed further below, was due primarily to increased selling and delivery expense.

Selling and delivery expense increased by $21.4 million, or 10.4%, from $205.8 million in fiscal 2010 to $227.2 million in fiscal 2011. The increased expense was due primarily to increased advertising and marketing program expenditures, including brand building activities and increased variable expenses related to the increase in sales. Selling and delivery expenses as a percentage of net sales increased from 13.5% in fiscal 2010 to 14.0% in fiscal 2011. We expect to continue to increase our marketing-related expenditures in future periods to help grow our existing and new products and brands.

Facilities expense decreased $1.0 million, or 9.2%, from $10.9 million for fiscal 2010 to $9.9 million for fiscal 2011 due primarily to cost savings from warehouse consolidations in our garden segment.

Warehouse and administrative expense decreased $5.8 million, or 3.3%, from $177.4 million in fiscal 2010 to $171.6 million in fiscal 2011. The decrease in fiscal 2011 was due primarily to a reduction in performance-based compensation expense and lower third party provider costs, primarily legal costs.

Interest Expense

Net interest expense increased $4.2 million, or 12.4%, from $33.6 million in fiscal 2010 to $37.8 million in fiscal 2011. Interest expense increased due to both increased average debt outstanding, $443 million in fiscal

2011 compared to $409 million in fiscal 2010, and increased borrowing rates. Our average interest rates for fiscal 2011 and 2010 were 8.1% and 6.8%, respectively. Interest expense in fiscal 2010 included $3.9 million related to the tender for our 2013 Subordinated Notes and the issuance of our 2018 Subordinated Notes

Debt outstanding on September 24, 2011 was $435.6 million compared to $400.3 million as of September 25, 2010.

Other Income

Other income increased $0.2 million from $0.4 million in fiscal 2010 to $0.6 million in fiscal 2011. The increase was due primarily to higher earnings from an investment accounted for under the equity method investment of accounting.

Income Taxes

Our effective income tax rate in fiscal 2011 increased to 40.8%, compared to 37.0% in fiscal 2010. The increase in our effective tax rate was due primarily to our reduced ability to use tax benefits due to the decrease in fiscal 2011 income and increased tax valuation allowances.

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

Other Income

Other income increased $0.3 million from $0.1 million in fiscal 2009 to $0.4 million in fiscal 2010. The increase was due primarily to higher earnings from an investment accounted for under the equity method of accounting.

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

In fiscal 2009, 2010 and 2011, our business was negatively impacted by low consumer confidence, as well as other macro-economic factors. In fiscal 2011, we were impacted by rapidly rising raw materials costs. We are continuing to seek selective price increases to mitigate the impact of the increasing raw materials costs.

Weather and Seasonality

Our sales of lawn and garden products are influenced by weather and climate conditions in the different markets we serve. Additionally, our Garden Products’ business is highly seasonal. In fiscal 2011, approximately 67% of Garden Products’ net sales and 60% of our total net sales occurred during our second and third fiscal quarters. Substantially all of Garden Products’ operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.

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

We service two broad markets: pet supplies and lawn and garden supplies. Our pet supplies businesses involve products that have a year round selling cycle with a slight degree of seasonality. As a result, it is not necessary to maintain large quantities of inventory to meet peak demands. On the other hand, our lawn and garden businesses are highly seasonal with approximately 67% of Garden Products’ net sales occurring during the second and third fiscal quarters. For many manufacturers of garden products, this seasonality requires them to ship large quantities of their product well ahead of the peak consumer buying periods. To encourage distributors to carry lawn and garden products, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.

Cash provided by operating activities decreased $84.2 million from $135.2 million in fiscal 2010 to $51.0 million in fiscal 2011. The decrease was due primarily to an increase in working capital, principally inventory, and to lower earnings in fiscal 2011. Our working capital accounts increased approximately $54 million from fiscal year end 2010. This increase was due primarily to increased inventory, resulting primarily from higher input costs, decreased sales of garden controls products and our acquisition of certain assets of a manufacturer of premium fertilizer.

Net cash used in investing activities increased $14.9 million from approximately $41.3 million in fiscal 2010 to approximately $56.2 million in fiscal 2011. The increase in cash used in investing activities in fiscal 2011 was due primarily to our acquisition of certain assets of a privately-held maker of premium fertilizer for the professional and retail markets for approximately $23 million in cash in our Garden Products business.

Net cash used in financing activities decreased $14.2 million from $88.2 million in fiscal 2010 to $74.0 million in fiscal 2011. The decrease in cash used was due primarily to an increase of $35 million in fiscal 2011 of borrowings under our revolving line of credit, partially offset by increased repurchases of our common stock during fiscal 2011. During fiscal 2011, we repurchased $108.7 million of our common stock which consisted of 3.3 million shares of our voting common stock (CENT) at an aggregate cost of approximately $30.2 million, or approximately $9.10 per share and 8.6 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $78.5 million, or approximately $9.08 per share. Additionally, in fiscal 2010, we paid financing costs associated with our issuance of $400 million of 8.25% senior subordinated notes and our senior credit facility.

We expect that our principal sources of funds will be cash generated from our operations and, if necessary, borrowings under our $375 million revolving credit facility. Based on our anticipated cash needs, availability under our revolving credit facility and the scheduled maturity of our debt, we believe that our sources of liquidity should be adequate to meet our working capital, capital spending and other cash needs for at least the next 12 months. However, we cannot assure you that these sources will continue to provide us with sufficient liquidity and, should we require it, that we will be able to obtain financing on terms satisfactory to us, or at all.

We believe that cash flows from operating activities, funds available under our revolving credit facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $45 million for the next 12 months, which are related primarily to replacements and upgrades to plant and equipment and investment in our implementation of a scalable enterprise-wide information technology platform. We are investing in this information technology platform to improve existing operations, support future growth and enable us to take advantage of new applications and technologies. We have invested approximately $64 million from fiscal 2005 through fiscal 2011 in this initiative and plan to invest up to an additional $15 million in fiscal 2012 for planned implementations. Capital expenditures for 2012 and beyond will depend upon the pace of conversion of those remaining legacy systems. This initiative, when complete, will combine our numerous information systems into one enterprise system and create a common business model and common data, which should create greater efficiency and effectiveness.

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

Stock Repurchases

During fiscal 2011, we repurchased $108.7 million of our common stock which consisted of 3.3 million shares of our voting common stock (CENT) at an aggregate cost of approximately $30.2 million, or approximately $9.10 per share and 8.6 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $78.5 million, or approximately $9.08 per share. During the third quarter of fiscal 2011, we completed the $100 million share repurchase program our Board of Directors authorized in July 2010, and our Board of Directors authorized a new $100 million share repurchase program, under which approximately $72 million is available for repurchases in fiscal 2012 and thereafter.

At September 24, 2011, our total debt outstanding was $435.6 million versus $400.3 million at September 25, 2010.

Senior Credit Facility

On June 8, 2011, we amended our $275 million, five-year senior secured revolving credit facility (the “Credit Facility”) included in our Amended and Restated Credit Agreement (the “Credit Agreement”). Under the modified terms, the Credit Facility has a borrowing capacity of $375 million, an increase of $100 million, and a maturity date of June 2016. The Credit Facility bears lower interest rates and commitment fees and requires less interest coverage. We continue to have the option to increase the size of the Credit Facility by an additional $200 million of incremental term loans and/or revolving loans should we exercise our option and one or more lenders are willing to make such increased amounts available to us. There was an outstanding balance of $35.0 million as of September 24, 2011 under the Credit Facility. There were also $0.1 million of letters of credit outstanding. After giving effect to the financial covenants in the Credit Agreement, the remaining potential borrowing capacity was $339.9 million.

Interest on the amended Credit Facility is based, at our option, on a rate equal to the Alternate Base Rate (ABR), which is the greatest of the prime rate, the Federal Funds rate plus  1/2 of 1% or one month LIBOR plus 1%, plus a margin, which fluctuates from 0.75% to 1.75%, or LIBOR plus a margin, which fluctuates from 1.75% to 2.75% and commitment fees that range from 0.30% to 0.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of September 24, 2011, the applicable interest rate on the Credit Facility related to alternate base rate borrowings was 5.0%, and the applicable interest rate related to LIBOR rate borrowings was 3.0%.

The Credit Facility is guaranteed by our material subsidiaries and is secured by our assets, excluding real property but including substantially all of the capital stock of our subsidiaries. The Credit Agreement contains certain financial and other covenants which require us to maintain minimum levels of interest coverage and maximum levels of senior debt to EBITDA and that restrict our ability to repurchase our stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Credit Facility. Under the terms of our Credit Facility, we may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount initially not to exceed $200 million over the life of the Credit Facility, subject to qualifications and baskets as defined in the Credit Agreement. As of September 24, 2011, our Total Leverage Ratio, as defined in the Credit Agreement, was 3.6 to 1.0, and our Senior Secured Leverage Ratio, as defined in the Credit Agreement with a maximum of 2.0 to 1.0, was 0.3 to 1.0. Our minimum Interest Coverage Ratio was reduced to 2.50 times, from 2.75 times as part of the modification of the Credit Facility. As of September 24, 2011, our Interest Coverage ratio was 3.4 times. Apart from the covenants limiting restricted payments and capital expenditures, the Credit Facility does not restrict the use of retained earnings or net income. We were in compliance with all financial covenants as of September 24, 2011.

We recorded a loss on extinguishment of debt of $0.1 million for the fiscal year ended September 24, 2011, as part of interest expense, related to the portion of unamortized deferred financing costs for a lender under the existing facility that is not a lender under the modified Credit Facility. We will amortize the remaining $2.4 million of unamortized deferred financing costs related to the existing Credit Facility, as well as approximately $1.1 million of costs incurred as part of the modified Credit Facility, over the five year term of the modified Credit Facility.

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

The estimated fair value of our $400 million 2018 Notes as of September 24, 2011 was approximately $388 million. The estimated fair value is based on quoted market prices for these notes.

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

Contractual Obligations

The table below presents our significant contractual cash obligations by fiscal year:

Contractual Obligations	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Thereafter	Total
	(in millions)
Long-term debt, including current maturities (1)	$0.3	$0.2	$0.1	$—	$35.0	$400.0	$435.6
Interest payment obligations (2)	36.3	36.3	36.3	36.3	35.5	49.5	230.2
Operating leases	18.5	10.8	7.2	5.1	2.4	1.8	45.8
Purchase commitments (3)	76.6	20.2	14.3	7.0	3.0	—	121.1
Performance-based payments (4)	—	—	—	—	—	—	—

Total	$131.7	$67.5	$57.9	$48.4	$75.9	$451.3	$832.7

(1)	Excludes $0.1 million of outstanding letters of credit related to normal business transactions. See Note 9 to the consolidated financial statements for further discussion of long-term debt.
(2)	Estimated interest payments to be made on our long-term debt. See Note 9 to the consolidated financial statements for description of interest rate terms.
(3)	Contracts for purchases of grains, grass seed and pet food ingredients, used primarily to mitigate risk associated with increases in market prices and commodity availability.
(4)	Possible performance-based payments associated with prior acquisitions of businesses are not included in the above table, because they are based on future performance of the businesses acquired, which is not yet known. Performance-based payments in fiscal 2011 were approximately $1.9 million, approximately $1.8 million in fiscal 2010 and approximately $6.5 million in fiscal 2009. Performance-based periods extend through 2014.

As of September 24, 2011, we had unrecognized tax benefits of $0.3 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

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

Recent Accounting Pronouncements

Variable Interest Entities

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” This ASU amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. This ASU became effective for us on September 26, 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.

Fair Value Measurements

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures about Fair Value Measurements.” This ASU requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The ASU also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009 and became effective for us on December 27, 2009. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and became effective for us on September 25, 2011.

Business Combinations

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. ASU 2010-29 was effective for us for acquisitions made during the quarter beginning December 26, 2010. The adoption of ASU 2010-29 during the quarter ended March 26, 2011 did not have an impact on our consolidated financial statements; however, the we may have additional disclosure requirements if a material acquisition occurs.

Comprehensive Income

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for fiscal years and interim periods within those years, beginning after December 15, 2011 and will be effective for us on September 30, 2012. The guidance will be applied retrospectively. This amendment will change the manner in which we present comprehensive income. We are in the process of evaluating the impact this will have on our consolidated financial statements.

Goodwill

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010 and was effective for us on September 25, 2011. We do not anticipate the adoption of this ASU to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The guidance is effective for fiscal years beginning after December 15, 2011, and is effective for us on September 30, 2012. We have determined that this new guidance will not have a material impact on our consolidated financial statements

Critical Accounting Policies, Estimates and Judgments

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

We performed our fiscal 2011 annual goodwill impairment test as of June 26, 2011. Key assumptions used to determine the fair value of each reporting unit as of the fiscal 2011 annual testing date were: (a) expected cash flow for the period from 2012 to 2017; and (b) a discount rate of 10%, which was based on management’s best estimate of the after-tax weighted average cost of capital. Based on our analysis, we concluded there was no impairment of goodwill.

As of June 26, 2011, if forecasted cash flows had been 10% lower than estimated, the resulting goodwill impairment, if any, would not have changed. As of June 26, 2011, if the discount rate applied in our analysis had been 100 basis points higher than estimated, the resulting goodwill impairment, if any, would not have changed.

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

During fiscal 2011, we performed an evaluation of the fair value of our indefinite-lived trade names and trademarks. Our expected revenues are based on our fiscal 2012 plan and market growth or decline estimates for fiscal 2012 through fiscal 2017. We also included revenue growth estimates based on current initiatives expected to help us improve performance. No impairment was indicated during our fiscal 2011 analysis of our indefinite-lived trade names and trademarks.

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

Long-Lived Assets

We review our long-lived assets, including amortizable intangibles and property, plant and equipment, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized for amortizable intangible assets and property, plant and equipment when estimated undiscounted future cash flows expected to result from use of the asset are less than its carrying amount. Management determines fair value by estimating future cash flows as a result of forecasting sales and costs. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. In fiscal 2011, we tested our indefinite-lived intangible assets and no impairment was indicated. Other factors indicating the carrying value of our amortizable intangible assets may not be recoverable were not present in fiscal 2011, and accordingly, no impairment testing was performed on these assets. In fiscal 2010, factors were present indicating the carrying value of certain amortizable intangible assets may not be recoverable, which prompted us to perform impairment testing on these assets. The carrying values of the assets were determined to be recoverable, and accordingly, no impairment charges were recognized during fiscal 2010. Other factors indicating the carrying value of our amortizable intangible assets may not be recoverable were not present during fiscal 2009, and accordingly, no impairment charges were recognized in fiscal 2009. Should market conditions or the assumptions used by us in determining the fair value of assets change, or management change plans regarding the future usage of certain assets, additional charges to operations may be required in the period in which such conditions occur.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes result primarily from bad debt allowances, inventory and goodwill write-downs, depreciation and nondeductible reserves. We establish a valuation allowance for deferred tax assets when management believes it is more likely than not a deferred tax asset will not be realized. As of fiscal 2011 and 2010, we had valuation allowances related to various state and foreign net deferred tax assets of $7.5 million and $7.0 million, respectively. We have no undistributed foreign earnings.

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

Interest Rate Risk. The interest payable on our revolving credit facility is based on variable interest rates and therefore affected by changes in market interest rates. We had $35.0 million in variable rate debt outstanding as of September 24, 2011. If interest rates on our variable rate debt had changed by 10% compared to actual rates, interest expense would have increased or decreased by approximately $0.3 million in fiscal 2011. In addition, we have investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates.

Commodity Prices. We are exposed to fluctuations in market prices for grains, grass seed and pet food ingredients. To mitigate risk associated with increases in market prices and commodity availability, we enter into contracts for purchases, primarily to ensure commodity availability to us in the future. As of September 24, 2011, we had entered into fixed purchase commitments for commodities totaling approximately $121.1 million. A 10% change in the market price for these commodities would have resulted in an additional pretax gain or loss of $12.1 million related to the contracts outstanding as of September 24, 2011.

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

See pages beginning at F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of September 24, 2011.

(b) Changes in Internal Control Over Financial Reporting. Central’s management, with the participation of Central’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Central’s internal control over financial reporting occurred during the fourth quarter of fiscal 2011. Based on that evaluation, management concluded that there has been no change in Central’s internal control over financial reporting during the fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, Central’s internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting. A copy of our management’s report and the report of Deloitte & Touche LLP, our independent registered public accounting firm, are included in our Financial Statements and Supplementary Data beginning on page F-1.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

We have adopted a code of ethics that applies to all of our executive officers and directors, a copy of which was filed as Exhibit 14 to our Form 10-K for the fiscal year ended September 24, 2005.

The remaining information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders under the captions “Election of Directors,” “Further Information Concerning the Board of Directors – Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance.” See also Item 1 – Business above.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders under the captions “Ownership of Management and Principal Stockholders” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders under the captions “Compensation Committee Interlocks and Insider Participation” and “Transactions with the Company.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements of Central Garden & Pet Company are attached to this Form 10-K beginning on page F-1:

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

Date: November 18, 2011

CENTRAL GARDEN & PET COMPANY

By	/s/ WILLIAM E. BROWN
William E. Brown
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ WILLIAM E. BROWN William E. Brown	Chairman and Chief Executive Officer (Principal Executive Officer)	November 18, 2011

/s/ LORI A. VARLAS Lori A. Varlas	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 18, 2011

/s/ JOHN B. BALOUSEK John B. Balousek	Director	November 18, 2011

/s/ DAVID N. CHICHESTER David N. Chichester	Director	November 18, 2011

/s/ BROOKS M. PENNINGTON, III Brooks M. Pennington, III	Director	November 18, 2011

/s/ ALFRED A. PIERGALLINI Alfred A. Piergallini	Director	November 18, 2011

/s/ JOHN R. RANELLI John R. Ranelli	Director	November 18, 2011

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

Based on evaluation of the criteria set forth by COSO in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 24, 2011.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued a report on our internal control over financial reporting, which appears on page F-3 of this Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Central Garden & Pet Company:

We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company”) as of September 24, 2011 and September 25, 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three fiscal years in the period ended September 24, 2011. We also have audited the Company’s internal control over financial reporting as of September 24, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Garden & Pet Company and subsidiaries as of September 24, 2011 and September 25, 2010, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 24, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 24, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California

November 18, 2011

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED BALANCE SHEETS

	September 24, 2011	September 25, 2010
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$12,031	$91,460
Short term investments	17,820	15,320
Accounts receivable, net	195,417	192,422
Inventories	329,546	285,964
Prepaid expenses, deferred income taxes and other	47,772	42,733

Total current assets	602,586	627,899
Land, buildings, improvements and equipment:
Land	9,254	8,925
Buildings and improvements	100,439	95,664
Transportation equipment	6,550	4,031
Machinery and warehouse equipment	168,475	150,215
Office furniture and equipment	108,967	91,294

Total	393,685	350,129
Less accumulated depreciation and amortization	(217,283)	(184,848)

Land, buildings, improvements and equipment – net	176,402	165,281
Goodwill	210,223	207,319
Other intangible assets, net	84,526	86,798
Deferred income taxes and other assets	19,266	43,587

Total	$1,093,003	$1,130,884

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$116,524	$112,611
Accrued expenses	75,128	81,418
Current portion of long-term debt	279	165

Total current liabilities	191,931	194,194
Long-term debt	435,330	400,106
Deferred income taxes and other long-term obligations	8,960	4,441
Commitments and contingencies (Note 10)
Equity:
Common stock	129	163
Class A common stock	359	437
Class B stock	16	16
Additional paid-in capital	396,208	483,817
Retained earnings	59,045	45,319
Accumulated other comprehensive income	1,019	944

Total Central Garden & Pet shareholders’ equity	456,776	530,696

Noncontrolling interest	6	1,447

Total equity	456,782	532,143

Total	$1,093,003	$1,130,884

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 24, 2011	September 25, 2010	September 26, 2009
	(in thousands, except per share amounts)
Net sales	$1,628,652	$1,523,648	$1,614,300
Cost of goods sold and occupancy	1,134,733	1,008,482	1,086,974

Gross profit	493,919	515,166	527,326
Selling, general and administrative expenses	408,744	394,092	401,340
Intangible asset impairments	0	12,000	0

Income from operations	85,175	109,074	125,986
Interest expense	(38,044)	(33,706)	(22,710)
Interest income	296	119	649
Other income	550	419	52

Income before income taxes and noncontrolling interest	47,977	75,906	103,977
Income taxes	19,595	28,110	36,368

Net income including noncontrolling interest	28,382	47,796	67,609
Net income attributable to noncontrolling interest	59	1,963	1,661

Net income attributable to Central Garden & Pet Company	$28,323	$45,833	$65,948

Net income per share attributable to Central Garden & Pet Company:
Basic	$0.50	$0.71	$0.95
Diluted	$0.50	$0.70	$0.94
Weighted average shares used in the computation of net income per share:
Basic	56,217	64,272	69,499
Diluted	56,645	65,091	70,264

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(dollars in thousands)

	Central Garden & Pet Company										Noncontrolling Interest	Total
	Common Stock		Class A Common Stock		Class B Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 27, 2008	21,008,384	210	48,466,999	485	1,652,262	16	555,310	(50,463)	3,200	508,758	2,667	511,425
Stock-based compensation							4,567			4,567		4,567
Tax deficiency on exercise of stock options, net of tax benefit							(664)			(664)		(664)
Restricted share activity	(42,592)	(1)	736,970	7			3,594			3,600		3,600
Issuance of common stock	34,504	1	414,838	4			2,134			2,139		2,139
Repurchase of common stock	(2,223,141)	(22)	(2,085,853)	(21)			(33,641)	(3,441)		(37,125)		(37,125)
Distribution to noncontrolling interest											(2,082)	(2,082)
Other											4	4
Comprehensive income
Net change in foreign currency translation									(2,138)	(2,138)		(2,138)
Net income								65,948		65,948	1,661	67,609

Total comprehensive income										63,810	1,661	65,471

Balance, September 26, 2009	18,777,155	188	47,532,954	475	1,652,262	16	531,300	12,044	1,062	545,085	2,250	547,335
Stock-based compensation							3,607			3,607		3,607
Tax benefit on exercise of stock options							836			836		836
Restricted share activity	(11,629)		73,240	1			(208)			(207)		(207)
Issuance of common stock	22,903		363,703	4			1,466			1,470		1,470
Repurchase of common stock	(2,529,725)	(25)	(4,273,471)	(43)			(53,184)	(12,558)		(65,810)		(65,810)
Distribution to noncontrolling interest											(2,761)	(2,761)
Other											(5)	(5)
Comprehensive income
Net change in foreign currency translation									(118)	(118)		(118)
Net income								45,833		45,833	1,963	47,796

Total comprehensive income										45,715	1,963	47,678

Balance, September 25, 2010	16,258,704	$163	43,696,426	$437	1,652,262	$16	$483,817	$45,319	$944	$530,696	$1,447	$532,143

Stock-based compensation	0	0	0	0	0	0	5,545	0	0	5,545	0	5,545
Tax deficiency on exercise of stock options, net of tax benefit	0	0	0	0	0	0	(501)	0	0	(501)	0	(501)
Restricted share activity	(5,867)	(1)	470,009	4			(267)			(264)		(264)
Issuance of common stock	14,401	0	421,183	4	0	0	1,570	0	0	1,574	0	1,574
Repurchase of common stock	(3,317,645)	(33)	(8,646,258)	(86)	0	0	(93,956)	(14,597)	0	(108,672)	0	(108,672)
Distribution to noncontrolling interest											(1,500)	(1,500)
Comprehensive income
Net change in foreign currency translation	0	0	0	0	0	0	0	0	75	75	0	75
Net income	0	0	0	0	0	0	0	28,323	0	28,323	59	28,382

Total comprehensive income	0	0	0	0	0	0	0	0	0	28,398	59	28,457

Balance, September 24, 2011	12,949,593	$129	35,941,360	$359	1,652,262	$16	$396,208	$59,045	$1,019	$456,776	$6	$456,782

See notes to consolidated financial statements

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 24, 2011	September 25, 2010	September 26, 2009
	(in thousands)
Cash flows from operating activities:
Net income	$28,382	$47,796	$67,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,566	28,869	29,155
Stock-based compensation	7,447	5,556	10,646
Excess tax benefits from stock-based awards	(945)	(836)	(542)
Deferred income taxes	25,289	17,420	25,713
Reversal of property sale gain	0	0	4,700
Loss on extinguishment of debt	0	3,633	0
(Gain) loss on sale of a business, property and equipment	110	395	(805)
Intangible asset impairments	0	12,000	0
Proceeds from interest rate swap termination, net of amounts reclassified into earnings	0	0	1,901
Changes in assets and liabilities (excluding businesses acquired):
Receivables	37	14,132	50,046
Inventories	(31,683)	(1,227)	62,886
Prepaid expenses and other assets	(3,339)	3,677	672
Accounts payable	7,404	2,918	(24,517)
Accrued expenses	(9,899)	981	(3,315)
Other long-term obligations	(361)	(85)	(2,511)

Net cash provided by operating activities	51,008	135,229	221,638

Cash flows from investing activities:
Additions to property	(31,563)	(24,190)	(16,505)
Businesses acquired, net of cash acquired	(25,307)	(1,756)	(6,549)
Return of equity method investment	3,133	0	0
Proceeds from business, property and equipment sales	0	0	2,512
Investment in short-term investments	(2,500)	(15,320)	0

Net cash used in investing activities	(56,237)	(41,266)	(20,542)

Cash flows from financing activities:
Repayments on revolving line of credit	(668,000)	(10,000)	(551,000)
Borrowings on revolving line of credit	703,000	10,000	473,000
Repayments of long-term debt	(335)	(407,924)	(25,001)
Issuance of long-term debt	0	400,000	0
Proceeds from issuance of common stock	1,675	1,294	479
Excess tax benefits from stock-based awards	945	836	542
Repurchase of common stock, including shares surrendered for tax withholding	(108,727)	(66,901)	(37,821)
Distribution to noncontrolling interest	(1,500)	(2,761)	(2,082)
Payment of financing costs	(1,055)	(12,711)	(128)

Net cash used in financing activities	(73,997)	(88,167)	(142,011)

Effect of exchange rate changes on cash and equivalents	(203)	(4)	(346)

Net (decrease) increase in cash and cash equivalents	(79,429)	5,792	58,739
Cash and cash equivalents at beginning of year	91,460	85,668	26,929

Cash and cash equivalents at end of year	$12,031	$91,460	$85,668

Supplemental information:
Cash paid for interest	$37,936	$31,572	$22,876
Cash paid for income taxes – net of refunds	(947)	10,415	18,168
Non-cash investing activities:
Capital expenditures incurred but not paid	1,974	2,098	1,248
Non-cash financing activities:
Repurchased shares not yet settled	2,211	889	0
Offset of subordinated notes with escrow	0	0	12,825
Restricted share stock bonus	0	0	6,222

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended September 24, 2011,

September 25, 2010 and September 26, 2009

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

Revenue Recognition – Sales are recognized when merchandise is shipped, risk of loss and title passes to the customer and the Company has no further obligations to provide services related to such merchandise. Discounts, volume-based rebate incentives and most cooperative advertising amounts are recorded as a reduction of sales. The Company’s current practice on product returns is to accept and credit the return of unopened cases of products from customers where the quantity is small, where the product has been mis-shipped or the product is defective. Provisions are made for estimated sales returns which are deducted from net sales at the time of shipment. Sales also include shipping and handling costs billed directly to customers. The amount billed to customers for shipping and handling costs included in net sales for the fiscal years ended September 24, 2011, September 25, 2010, and September 26, 2009 was $2.7 million, $1.2 million and $1.1 million, respectively.

Cost of goods sold and occupancy consists of cost of product, inbound freight charges, purchasing and receiving costs, certain indirect purchasing, merchandise handling and storage costs, internal transfer costs as well as allocations of overhead costs, including depreciation, related to the Company’s facilities. Cost of goods sold excludes substantially all shipping and handling and out-bound freight costs to customers, which are included in selling, general and administrative expenses as delivery expenses. The cost of shipping and handling, including internal costs and payments to third parties, included in delivery expenses within selling, general and administrative expenses for the fiscal years ended September 24, 2011, September 25, 2010 and September 26, 2009 was $49.7 million, $48.6 million and $51.7 million, respectively.

Advertising Costs – The Company expenses the costs of advertising as incurred. Advertising expenses were $39.6 million, $35.9 million and $31.4 million in fiscal 2011, 2010 and 2009, respectively.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

401(k) Plans – The Company sponsors several 401(k) plans which cover substantially all employees. The Company’s matching contributions expensed under these plans were $2.1 million, $1.9 million and $2.0 million for fiscal years 2011, 2010 and 2009, respectively. In fiscal 2011, 2010 and 2009, the Company’s matching contributions made in the Company’s Class A common stock resulted in the issuance of approximately 190,000, 198,000 and 300,000 shares, respectively.

Other income consists principally of earnings from equity method investments and foreign exchange gains and losses.

Income taxes are accounted for under the asset and liability method. Deferred income taxes result primarily from bad debt allowances, inventory and goodwill write-downs, amortization and nondeductible reserves. The Company establishes a valuation allowance for deferred tax assets when management believes it is more likely than not a deferred tax asset will not be realized. As of fiscal 2011 and 2010, the Company had valuation allowances related to various state and foreign net deferred tax assets of $7.5 million and $7.0 million, respectively. The Company has no undistributed foreign earnings.

Cash and cash equivalents include all highly liquid debt instruments with a maturity of three months or less at the date of purchase.

Short term investments include investments with original maturities greater than three months and remaining maturities of one year or less.

Accounts receivable are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus, trade receivables do not bear interest, although a finance charge may be applied to such receivables that are past due.

Allowance for doubtful accounts – Trade accounts receivable are periodically evaluated for collectibility based on past credit history with customers and their current financial condition.

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

Long-Lived Assets – The Company reviews its long-lived assets, including amortizable and indefinite-lived intangible assets and property, plant and equipment, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, and annually for indefinite-lived intangible assets. An impairment loss would be recognized for amortizable intangible assets and property, plant and equipment when estimated undiscounted future cash flows expected to result from the use of the asset are less than its carrying amount. An impairment loss would be recognized for an intangible asset with an indefinite useful life if its carrying value exceeds its fair value. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company has recorded asset impairment charges when the carrying value of an asset was in excess of its fair value. In fiscal 2010, the Company recognized a non-cash $12.0 million impairment charge to its indefinite-lived intangible assets as a result of the continuing challenging economic environment. Should market conditions or the assumptions used by the Company in determining the fair value of assets change, or management changes plans regarding the

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

future use of certain assets, additional charges to operations may be required in the period in which such conditions occur. See Note 8 – Other Intangible Assets.

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

In December 2007, the Company sold a facility for approximately $5.1 million and entered into a leaseback of the property from the purchaser for a period of approximately eight months. The Company accounted for the leaseback as an operating lease. The Company received cash of $1.3 million and a $3.8 million interest bearing recourse note. The Company recognized a gain of approximately $4.6 million from this sale in the Garden Products segment in fiscal 2008. The note was due in full in January 2009. In January 2009, the Company extended the terms of the note payable on a month-to-month basis and continued to lease the property on a month-to-month basis. Although the Company retained its rights under the terms of the recourse note, during fiscal 2009, the Company concluded that the ultimate repayment may be dependent on the buyer’s sale of the facility. Accordingly, in fiscal 2009, the Company revised its accounting to reverse the previously recognized sale and associated gain for accounting purposes.

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

Investments – The Company owns membership interests (from 33% to 49%) in two unconsolidated companies. The Company accounts for its interest in these entities using the equity method. Equity income of $0.9 million in fiscal 2011, $0.6 million in fiscal 2010 and $0.1 million in fiscal 2009 is included in other income in the consolidated statements of operations. The Company’s investment in these entities was $0.9 million at September 24, 2011 and $6.3 million at September 25, 2010. On a combined basis, the assets, liabilities, revenues and expenses of these entities are not significant.

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

Fair Value of Financial Instruments – At September 24, 2011 and September 25, 2010, the carrying amount of cash and cash equivalents, short term investments, accounts receivable and payable, short term borrowings and accrued liabilities approximates fair value because of the short term nature of these instruments. The estimated fair value of the Company’s senior subordinated notes is based on quoted market prices for these instruments. See Note 3 for further information regarding the fair value of the Company’s financial instruments.

Derivative Financial Instruments – The Company reports all derivative financial instruments on the balance sheet at fair value. Changes in fair value are recognized in earnings, or are deferred, depending on the nature of

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company does not perform the assessments required to achieve hedge accounting for commodity derivative positions. Accordingly, the changes in the values of these derivatives are recorded currently in its consolidated statements of operations. As of September 24, 2011 and September 25, 2010, the notional amount of these contracts was not significant.

In February 2009, the Company’s $75 million pay-floating interest rate swap was terminated prior to its maturity by the counterparty in accordance with the terms of the interest rate swap agreement. As a result of this swap termination, the Company received cash proceeds and realized a settlement gain of $2.3 million that was recorded as an adjustment to the carrying amount of the related debt. The settlement gain was being amortized as an offset to interest expense over the remaining term of the debt. In conjunction with the tender offer and purchase of the Company’s 2013 Notes in March 2010, the remaining unamortized gain on the pay-floating interest rate swap was recognized and included as part of the loss on extinguishment of debt included in interest expense on the consolidated statements of operations.

Stock-Based Compensation – Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is expensed ratably over the service period of the award. Total compensation costs recognized under all share-based arrangements in fiscal 2011 was $7.4 million ($4.4 million after tax), fiscal 2010 was $5.6 million ($3.5 million after tax) and in fiscal 2009 was $10.6 million ($6.9 million after tax). See Note 12 for further information.

Total Comprehensive Income – Total comprehensive income consists of two components: net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded directly as an element of shareholders’ equity, but are excluded from net income. Other comprehensive income is comprised of currency translation adjustments relating to the Company’s foreign subsidiary whose functional currency is not the U.S. dollar. The Company does not have any undistributed foreign earnings.

Recent Accounting Pronouncements – On September 26, 2010, the Company adopted provisions of ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (VIEs).” This ASU amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures about Fair Value Measurements.” This ASU requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on gross basis information about purchases, sales,

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuances and settlements in Level 3 fair value measurements. The ASU also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009 and became effective for the Company on December 27, 2009. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and were effective for the Company on September 25, 2011. The Company does not anticipate the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010 and was effective for the Company on September 25, 2011. The Company does not anticipate the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. ASU 2010-29 is effective for the Company for acquisitions made during the quarter beginning December 26, 2010. The adoption of ASU 2010-29 during the quarter ended March 26, 2011 did not have an impact on the Company’s consolidated financial statements; however, the Company may have additional disclosure requirements if a material acquisition occurs.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for fiscal years and interim periods within those years, beginning after December 15, 2011 and will be effective for the Company on September 30, 2012. The guidance will be applied retrospectively. This amendment will change the manner in which the Company presents comprehensive income. The Company is in the process of evaluating the impact on its consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amended the guidance on the annual testing of goodwill for impairment.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The guidance is effective for fiscal years beginning after December 15, 2011, and is effective for the Company on September 30, 2012. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had short- term investments, consisting of a bank certificate of deposit, measured at fair value under Level 2 inputs in the fair value hierarchy, as of September 24, 2011.

In February 2009, the Company’s $75 million pay-floating interest rate swap was terminated prior to its maturity by the counterparty in accordance with the terms of the interest rate swap agreement. Prior to its termination, the swap was measured under Level 2 inputs in the fair value hierarchy. As a result of this swap termination, the Company received cash proceeds and realized a settlement gain of $2.3 million that was recorded as an adjustment to the carrying amount of the related debt. In conjunction with the tender offer and purchase of the Company’s 9.125% senior subordinated notes in March 2010, the remaining unrecognized gain on the pay-floating interest rate swap was recognized and included as part of the loss on extinguishment of debt included in interest expense on the condensed consolidated statements of operations. See Note 9, Long Term Debt, for further information.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of the Company’s $400 million 8.25 % senior subordinated notes due 2018 as of September 24, 2011 was $388.0 million, compared to a carrying value of $400.0 million. The estimated fair value is based on quoted market prices for these notes.

4. Acquisitions

Fiscal 2011

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

Contingent performance payments of $1.9 million have been paid in fiscal 2011 for previous acquisitions and recorded as goodwill.

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

5. Concentration of Credit Risk and Significant Customers and Suppliers

Customer Concentration – Approximately 45% of the Company’s net sales for fiscal 2011 and 46% of the Company’s net sales for fiscal years 2010 and 2009 were derived from sales to the Company’s top five customers. The Company’s largest customer accounted for approximately 16%, 17% and 18% of the Company’s net sales in each of the fiscal years 2011, 2010 and 2009, respectively. The Company’s second largest customer accounted for approximately 12%, 10% and 11% of the Company’s net sales in each of the fiscal years 2011, 2010 and 2009, respectively. The Company’s third largest customer accounted for approximately 7%, 8% and 7% of the Company’s net sales in each of the fiscal years 2011, 2010 and 2009, respectively. The loss of, or significant adverse change in, the relationship between the Company and any of these three customers could have a material adverse effect on the Company’s business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company’s inability to collect accounts receivable from any major customer could also have a material adverse impact on the Company’s business and financial results. As of September 24, 2011 and September 25, 2010 accounts receivable from the Company’s top five customers comprised approximately 40% of the Company’s total accounts receivable, including 11% from the Company’s largest customer.

Supplier Concentration – While the Company purchases products from many different manufacturers and suppliers, approximately 12%, 9% and 8% of the Company’s cost of goods sold in fiscal years 2011, 2010 and 2009, respectively, were derived from products purchased from the Company’s five largest suppliers.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts are summarized below (in thousands):

Description	Balances at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Asset Write-Offs, Less Recoveries	Balances at End of Period
Fiscal year ended September 26, 2009	$15,181	$6,730	$(3,897)	$18,014
Fiscal year ended September 25, 2010	18,014	5,647	(2,097)	21,564
Fiscal year ended September 24, 2011	21,564	(3,662)	(2,312)	15,590

7. Goodwill

Changes in the carrying amount of goodwill for the fiscal years ended September 24, 2011, September 25, 2010 and September 26, 2009 are as follows (in thousands):

	Garden Products Segment	Pet Products Segment	Total
Balance as of September 27, 2008
Goodwill	$205,874	$397,477	$603,351
Accumulated impairment losses	(205,874)	(195,978)	(401,852)

	0	201,499	201,499

Additions in fiscal 2009	4,799	1,451	6,250
Balance as of September 26, 2009
Goodwill	210,673	398,928	609,601
Accumulated impairment losses	(205,874)	(195,978)	(401,852)

	4,799	202,950	207,749

Additions (reductions) in fiscal 2010	881	(1,311)	(430)
Balance as of September 25, 2010
Goodwill	211,554	397,617	609,171
Accumulated impairment losses	(205,874)	(195,978)	(401,852)

	5,680	201,639	207,319

Additions in fiscal 2011	2,029	875	2,904
Balance as of September 24, 2011
Goodwill	213,583	398,492	612,075
Accumulated impairment losses	(205,874)	(195,978)	(401,852)

	$7,709	$202,514	$210,223

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company performed its fiscal 2010 annual goodwill impairment test as of June 27, 2010. Key assumptions used to determine the fair value of each reporting unit as of the fiscal 2010 annual testing date were: (a) expected cash flow for the period from 2011 to 2016; and (b) a discount rate of 10%, which was based on management’s best estimate of the after-tax weighted average cost of capital. Based on the Company’s analysis, it concluded there was no impairment of goodwill.

As of June 27, 2010, if forecasted cash flows had been 10% lower than estimated, the resulting goodwill impairment, if any, would not have changed. As of June 27, 2010, if the discount rate applied in the Company’s analysis had been 100 basis points higher than estimated, the resulting goodwill impairment, if any, would not have changed.

The Company performed its fiscal 2011 annual goodwill impairment test as of June 26, 2011. Key assumptions used to determine the fair value of each reporting unit as of the fiscal 2011 annual testing date were: (a) expected cash flow for the period from 2012 to 2017; and (b) a discount rate of 10%, which was based on management’s best estimate of the after-tax weighted average cost of capital. Based on the Company’s analysis, it concluded there was no impairment of goodwill.

As of June 26, 2011, if forecasted cash flows had been 10% lower than estimated, the resulting goodwill impairment, if any, would not have changed. As of June 26, 2011, if the discount rate applied in the Company’s analysis had been 100 basis points higher than estimated, the resulting goodwill impairment, if any, would not have changed.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
September 24, 2011
Marketing-related intangible assets – amortizable	$12.3	$(6.3)	$0	$6.0
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	71.9	(6.3)	(16.9)	48.7

Customer-related intangible assets – amortizable	42.7	(13.0)	0	29.7

Other acquired intangible assets – amortizable	10.8	(4.7)	0	6.1
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	12.0	(4.7)	(1.2)	6.1

Total other intangible assets	$126.6	$(24.0)	$(18.1)	$84.5

September 25, 2010
Marketing-related intangible assets – amortizable	$12.3	$(5.0)	$0	$7.3
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	71.9	(5.0)	(16.9)	50.0

Customer-related intangible assets – amortizable	41.6	(10.8)	0	30.8

Other acquired intangible assets – amortizable	9.2	(3.2)	0	6.0
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	10.4	(3.2)	(1.2)	6.0

Total other intangible assets	$123.9	$(19.0)	$(18.1)	$86.8

Other intangible assets acquired include contract-based and technology-based intangible assets.

The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. In fiscal 2011, the Company tested its indefinite-lived intangible assets and no impairment was indicated. Other factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in fiscal 2011, and accordingly, no impairment testing was performed on these assets. In fiscal 2010, the Company recognized a non-cash $12.0 million impairment charge to its indefinite-lived intangible assets as a result of the continuing challenging economic environment.

In fiscal 2010, factors were present indicating the carrying value of certain amortizable intangible assets may not be recoverable, which prompted the Company to perform impairment testing on these assets. The carrying values of the assets were determined to be recoverable, and accordingly, no impairment charges were recognized during fiscal 2010.

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 1 to 25 years; over weighted average remaining lives of eight years for marketing-related intangibles, 18 years for customer-related intangibles and six years for other acquired intangibles. Amortization expense for

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intangibles subject to amortization was approximately $5.0 million, $4.6 million and $4.0 million, for fiscal 2011, 2010 and 2009, respectively, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $5 million per year from fiscal 2012 through fiscal 2016.

9. Long-Term Debt

Long-term debt consists of the following:

	September 24, 2011	September 25, 2010
	(in thousands)
Senior subordinated notes, interest at 8.25%, payable semi-annually, principal due March 2018	$400,000	$400,000
Revolving credit facility, interest at Alternate Base Rate plus a margin of 0.75% to 1.75%, or LIBOR plus a margin of 1.75% to 2.75%, final maturity June 2016	35,000	0
Other notes payable	609	271

Total	435,609	400,271
Less current portion	(279)	(165)

Long-term portion	$435,330	$400,106

Senior Credit Facility

On June 8, 2011, the Company amended its $275 million, five-year senior secured revolving credit facility (the “Credit Facility”) included in its Amended and Restated Credit Agreement (the “Credit Agreement”). Under the modified terms, the Credit Facility has a borrowing capacity of $375 million, an increase of $100 million, and an extension of maturity date by approximately one year, to June 2016. The Credit Facility bears lower interest rates and commitment fees and requires less interest coverage. The Company continues to have the option to increase the size of the Credit Facility by an additional $200 million of incremental term loans and/or revolving loans should it exercise its option and one or more lenders are willing to make such increased amounts available to it. There was an outstanding balance of $35.0 million as of September 24, 2011 under the Credit Facility. There were also $0.1 million of letters of credit outstanding. After giving effect to the financial covenants in the Credit Agreement, the remaining potential borrowing capacity was $339.9 million.

Interest on the amended Credit Facility is based, at the Company’s option, on a rate equal to the Alternate Base Rate (ABR), which is the greatest of the prime rate, the Federal Funds rate plus  1/2 of 1% or one month LIBOR plus 1%, plus a margin, which fluctuates from 0.75% to 1.75%, or LIBOR plus a margin, which fluctuates from 1.75% to 2.75% and commitment fees that range from 0.30% to 0.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of September 24, 2011, the applicable interest rate on the Credit Facility related to alternate base rate borrowings was 5.0%, and the applicable interest rate related to LIBOR rate borrowings was 3.0%.

The Credit Facility is guaranteed by the Company’s material subsidiaries and is secured by the Company’s assets, excluding real property but including substantially all of the capital stock of the Company’s subsidiaries. The Credit Agreement contains certain financial and other covenants which require the Company to maintain minimum levels of interest coverage and maximum levels of senior debt to EBITDA and that restrict the Company’s ability to repurchase its stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Credit Facility. Under the terms of the Company’s Credit

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Facility, it may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount initially not to exceed $200 million over the life of the Credit Facility, subject to qualifications and baskets as defined in the Credit Agreement. As of September 24, 2011, the Company’s Total Leverage Ratio, as defined in the Credit Agreement, was 3.6 to 1.0, and the Company’s Senior Secured Leverage Ratio, as defined in the Credit Agreement with a maximum of 2.0 to 1.0, was 0.3 to 1.0. The Company’s minimum Interest Coverage Ratio was reduced to 2.50 times, from 2.75 times as part of the modification of the Credit Facility. As of September 24, 2011, the Company’s Interest Coverage ratio was 3.4 times. Apart from the covenants limiting restricted payments and capital expenditures, the Credit Facility does not restrict the use of retained earnings or net income. The Company was in compliance with all financial covenants as of September 24, 2011.

The Company recorded a loss on extinguishment of debt of $0.1 million for the fiscal year ended September 24, 2011, as part of interest expense, related to the portion of unamortized deferred financing costs for a lender under the existing facility that is not a lender under the modified Credit Facility. The Company will amortize the remaining $2.4 million of unamortized deferred financing costs related to the existing Credit Facility, as well as approximately $1.1 million of costs incurred as part of the modified Credit Facility, over the five year term of the modified Credit Facility.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The scheduled principal repayments on long-term debt as of September 24, 2011 are as follows:

(in thousands)
Fiscal year:
2012	$279
2013	244
2014	85
2015	1
2016	35,000
Thereafter	400,000

Total	$435,609

10. Commitments and Contingencies

Commitments

Purchase commitments – Production and purchase agreements (primarily for grass seed and grains) entered into in the ordinary course of business obligate the Company to make future purchases based on estimated yields. The terms of these contracts vary and have fixed prices or quantities. At September 24, 2011, estimated annual purchase commitments were $76.6 million for fiscal 2012, $20.2 million for fiscal 2013, $14.3 million for fiscal 2014, $7.0 million for fiscal 2015, $3.0 million for fiscal 2016 and zero thereafter.

Leases – The Company has operating lease agreements principally for office and warehouse facilities and equipment. Such leases have remaining terms of 1 to 9 years. Rental expense was $24.4 million for fiscal 2011, $26.9 million for fiscal 2010 and $29.1 million for fiscal 2009.

Certain facility leases have renewal options and include escalation clauses. Minimum lease payments include scheduled rent increases pursuant to these escalation provisions.

Aggregate minimum annual payments on non-cancelable operating leases at September 24, 2011 are as follows:

(in thousands)
Fiscal year:
2012	$18,468
2013	10,814
2014	7,207
2015	5,152
2016	2,372
Thereafter	1,813

Total	$45,826

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Income Taxes

The provision for income tax expense (benefit) consists of the following:

	Fiscal Year Ended
	September 24, 2011	September 25, 2010	September 26, 2009
	(in thousands)
Current:
Federal	$(5,512)	$9,293	$9,887
State	160	1,902	2,082
Foreign	35	67	(82)

Total	(5,317)	11,262	11,887

Deferred:
Federal	22,667	15,822	21,584
State	1,214	1,203	3,157
Foreign	1,031	(177)	(260)

Total	24,912	16,848	24,481

Total	$19,595	$28,110	$36,368

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	September 24, 2011	September 25, 2010	September 26, 2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.8	3.2	4.4
Other permanent differences	1.4	(0.9)	(1.0)
Adjustment of prior year accruals	1.2	(0.3)	0.0
Uncertain tax positions	(0.3)	(0.1)	(0.9)
Credits	(2.9)	(0.5)	(2.3)
Change in valuation allowances	3.2	0.0	0.0
Other	0.4	0.6	(0.2)

Effective income tax rate (benefit)	40.8%	37.0%	35.0%

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the impact of “temporary differences” between asset and liability amounts for financial reporting purposes and such amounts as determined based on existing tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	September 24, 2011		September 25, 2010
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in thousands)
Current:
Allowance for doubtful accounts	$5,750	$0	$8,000	$0
Inventory write-downs	7,924	0	7,426	0
Prepaid expenses	626	0	872	0
Nondeductible reserves	1,064	0	893	0
State taxes	0	333	0	285
Employee benefits	4,690	0	6,191	0
Other	3,552	0	3,768	0

Total	23,606	333	27,150	285

Noncurrent:
Depreciation and amortization	0	11,665	9,101	0
Equity income	0	952	0	722
State net operating loss carryforward	4,043	0	4,639	0
Stock based compensation	5,416	0	5,266	0
State credits	2,267	0	2,655	0
Other	3,461	0	2,873	0
Valuation allowance	(7,450)	0	(6,995)	0

Total	7,737	12,617	17,539	722

Total	$31,343	$12,950	$44,689	$1,007

The Company’s state tax net operating losses of $76.3 million expire at various times between 2011 and 2031, and foreign losses of $3.7 million, which do not expire. The Company also has state income tax credits of $3.5 million. $1.3 million of these credits expire at various times beginning in 2012 through 2029. Credits of $2.2 million do not expire. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including past operating results, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against any deferred tax assets. The Company has determined there will be insufficient future separate state and international taxable income for the separate parent company and the Company’s foreign operations to realize its deferred tax assets. Therefore, valuation allowances of $7.5 million and $7.0 million (net of federal impact) at September 24, 2011 and September 25, 2010, respectively, have been provided to reduce state and foreign deferred tax assets to amounts considered recoverable.

The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The Company recognizes interest and/or penalties related to income tax matters as a component of pretax income. As of September 24, 2011 and September 25, 2010 there is no accrued interest and penalties related to uncertain tax positions.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table, which excludes interest and penalties, summarizes the activity related to the Company’s unrecognized tax benefits for fiscal years ended September 25, 2010 and September 24, 2011 (in thousands):

Balance as of September 26, 2009	$930
Increases related to prior year tax positions	184
Increases related to current year tax positions	31
Decreases related to prior year tax positions	(125)
Settlements	(535)

Balance as of September 25, 2010	$485
Increases related to prior year tax positions	195
Increases related to current year tax positions	64
Decreases related to prior year tax positions	(308)
Settlements	(154)

Balance as of September 24, 2011	$282

As of September 24, 2011, unrecognized income tax benefits totaled approximately $0.3 million and all of the unrecognized tax benefits would, if recognized, impact the Company’s effective income tax rate.

The Company is principally subject to taxation by the United States and various states within the United States. The Company’s tax filings in major jurisdictions are open to examination by tax authorities by the Internal Revenue Service from fiscal year ended 2008 forward and in various state taxing authorities generally from fiscal year ended 2007 forward.

The Company believes that it is reasonably possible that approximately $37,000 of its unrecognized tax benefit may be recognized within twelve months as a result of a settlement.

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

In connection with a dividend payable in the form of two shares of the Class A Common Stock for each outstanding share of Common Stock and Class B Common Stock on February 5, 2007, the 2003 Plan was amended to include 9,734,982 shares of Class A Common Stock authorized for issuance. In February 2009, the Company’s shareholders approved an increase in the number of shares authorized for issuance under the 2003 Plan by an additional 5,000,000 shares of Class A Common Stock and to authorize for issuance 500,000 shares of Preferred Stock. As a result of these amendments, there is a total of 5,800,000 shares of Common Stock, 14,734,982 shares of Class A Common Stock and 500,000 shares of Preferred Stock authorized under the 2003

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan. If and when the Company issues any shares of Preferred Stock under the 2003 Plan, it will reduce the amount of Class A Common Stock available for future issuance in an amount equal to the number of shares of Class A Common Stock that are issuable upon conversion of such Preferred Stock. As of September 24, 2011, there were 3,367,715 shares of Common Stock, 8,742,190 shares of Class A Common Stock and no shares of Preferred Stock reserved for outstanding equity awards, and there were 1,609,232 shares of Common Stock, 4,170,487 shares of Class A Common Stock and 500,000 shares of Preferred Stock remaining for future awards.

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

Stock Option Awards

The Company recognized share-based compensation expense of $7.4 million, $5.6 million and $10.6 million for the years ended September 24, 2011, September 25, 2010 and September 26, 2009, respectively, as a component of selling, general and administrative expenses. Share-based compensation expense in fiscal 2011, 2010 and 2009 consisted of $3.1 million, $2.5 million and $4.0 million for stock options, and $2.4 million, $1.1 million and $4.6 million for restricted stock awards. Additionally, in fiscal 2011, 2010 and 2009, share-based compensation expense includes $1.9 million, $1.9 million and $2.0 million for the Company’s 401(k) matching contributions.

Prior to fiscal 2008, stock options granted were generally exercisable with a 30 month cliff vesting and 42 month expiration, but were also granted with vesting increments of 20%, 25% or 33% per year beginning two, three or four years from the date of grant and expiring one year after the last increment has vested.

In fiscal 2008, the Company began granting performance-based options under its 2003 Plan to key employees and executives whose vesting is contingent upon service and meeting various business unit, segment and company-wide performance goals, including adjusted earnings before taxes and net controllable assets. The options are granted at the then-current market price, except for 4.4 million shares that were granted at prices significantly above the grant date market price. The options contingently vest up to 20% each year over the following 5 years dependent upon the achievement of the target performance measures and have contractual lives of 6 years. Of the options granted in fiscal 2008, approximately 216,000 options scheduled to possibly vest in each of fiscal years 2009 and 2010 were amended and were only subject to service vesting conditions. If any of the options subject to the performance target measurements do not vest on any particular vesting date because the Company, segment and/or business unit performance has not been achieved, such options will vest and become exercisable if at the end of the following fiscal year, the cumulative target for that later fiscal year has been achieved. The fair value of each performance-based option granted was estimated on the date of grant using the same option valuation model used for options granted as service vesting only. We currently estimate the performance-based options are probable of achievement and are recording the related expense over the estimated service period. In fiscal 2011, 100% of the performance options granted in fiscal 2010 that were eligible to vest in fiscal 2011 had vested. In fiscal 2011, approximately 97%, on a cumulative basis, of the performance options granted in fiscal 2009 that were eligible to vest in fiscal 2011 had vested. In fiscal 2011, approximately 99%, on a cumulative basis, of the performance options granted in fiscal 2008 that were eligible to vest in fiscals 2009 through fiscal 2011 had vested. To the extent Company goals are not achieved, the amount of stock-based compensation recognized in the future will be adjusted.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected stock price volatilities are estimated based on the Company’s historical volatility. The

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free rates are based on U.S. Treasury yields, for notes with comparable terms as the option grants, in effect at the time of the grant. For purposes of this valuation model, no dividends have been assumed.

The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life from the date of grant, 3.5 years in fiscal 2011, 3.5 years in fiscal 2010 and 3.5 years in fiscal 2009; stock price volatility, 36.4% in fiscal 2011, 37.3% in fiscal 2010 and 36.7% in fiscal 2009; risk free interest rates, 2.2% in fiscal 2011, 2.0% in fiscal 2010 and 1.6% in fiscal 2009; and no dividends during the expected term.

The following table summarizes option activity for the period ended September 24, 2011:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at September 25, 2010	11,083	$10.39	4 years	$15,567
Granted	3,080	$11.36
Exercised	(703)	$6.20
Cancelled or expired	(1,350)	$12.42

Outstanding at September 24, 2011	12,110	$10.66	4 years	$2,956

Exercisable at September 26, 2009	2,302	$11.96	3 years	$3,004
Exercisable at September 25, 2010	3,422	$11.67	2 years	$3,794
Exercisable at September 24, 2011	4,162	$11.32	3 years	$1,139
Expected to vest after September 24, 2011	7,073	$10.31	4 years	$1,617

The weighted average grant date fair value of options granted during the fiscal years ended September 24, 2011, September 25, 2010 and September 26, 2009 was $2.04, $2.65 and $1.90, respectively. The total intrinsic value of options exercised during the fiscal years ended September 24, 2011, September 25, 2010 and September 26, 2009 was $2.6 million, $2.2 million and $1.5 million, respectively.

As of September 24, 2011, there was $9.8 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted average vesting period of 4 years.

Restricted Stock Awards

As of September 24, 2011 and September 25, 2010, there were 804,100 and 432,140 shares, respectively, of restricted stock awards outstanding. The awards generally vest in 20% or 25% increments, some after a two or three year waiting period, over a six or seven year period of employment after the grant date. In fiscal 2009, approximately $6.2 million of bonus amounts earned in fiscal 2008 were paid by granting approximately 620,000 of restricted shares that vested immediately.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock award activity during the three fiscal years in the period ended September 24, 2011 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested at September 27, 2008	563	$13.84
Granted	905	$7.06
Vested	(778)	$7.36
Forfeited	(172)	$14.87

Nonvested at September 26, 2009	518	$11.39
Granted	180	$9.54
Vested	(134)	$10.15
Forfeited	(132)	$11.66

Nonvested at September 25, 2010	432	$10.60
Granted	496	$9.32
Vested	(120)	$12.38
Forfeited	(4)	$13.00

Nonvested at September 24, 2011	804	$9.79

The weighted average grant date fair value of restricted stock awards granted during the fiscal years ended September 24, 2011, September 25, 2010 and September 26, 2009 was $9.32, $9.54 and $7.06, respectively. The aggregate fair value as of the vesting date of restricted shares that vested was $1.1 million, $1.3 million and $5.0 million for fiscal 2011, 2010 and 2009, respectively.

As of September 24, 2011, there was $5.4 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of four years.

13. Shareholders’ Equity

At September 24, 2011, there were 80,000,000 shares of common stock ($0.01 par value) authorized, of which 12,949,593 were outstanding, and 100,000,000 shares of non-voting Class A common stock ($0.01 par value) authorized, of which 35,941,360 were outstanding. The preferences and relative rights of the Class A common stock are identical to common stock in all respects, except that the Class A common stock generally will have no voting rights unless otherwise required by Delaware law.

There are 3,000,000 shares of Class B stock ($0.01 par value) authorized, of which 1,652,262 were outstanding at September 24, 2011 and September 25, 2010. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and the holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B stock have certain conversion rights and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Company’s former stock repurchase program, the Company was authorized to repurchase up to $100 million of its common stock, in part, to minimize the dilutive impact of the Company’s stock-based equity compensation programs over time. In July 2010, the Company’s Board of Directors authorized a new $100 million share repurchase program. During the third fiscal quarter of fiscal 2011, the Company completed this share repurchase program, and the Company’s Board of Directors authorized a new $100 million share repurchase program. During the fiscal year ended September 24, 2011, the Company repurchased 3.3 million shares of its voting common stock for an aggregate price of approximately $30.2 million and 8.6 million shares of its Class A non-voting common stock for an aggregate price of approximately $78.5 million. In total, as of September 24, 2011, the Company had repurchased approximately 10.4 million shares under the former repurchase program for approximately $100.0 million, and approximately 3.6 million shares for an aggregate price of approximately $27.9 million under the new share repurchase program.

14. Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share (EPS) computations:

	Fiscal Year Ended September 24, 2011			Fiscal Year Ended September 25, 2010			Fiscal Year Ended September 26, 2009
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$28,323	56,217	$0.50	$45,833	64,272	$0.71	$65,948	69,499	$0.95
Effect of dilutive securities:
Options to purchase common stock		274	0		680	(0.01)		506	(0.01)
Restricted shares		154	0		139	0		259	0
Diluted EPS:
Net income available to common shareholders	$28,323	56,645	$0.50	$45,833	65,091	$0.70	$65,948	70,264	$0.94

Options to purchase 12.1 million shares of common stock and Class A common stock at prices ranging from $4.60 to $17.99 per share were outstanding at September 24, 2011. Of these shares, 8.4 million were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive. Options to purchase 11.1 million shares of common stock and Class A common stock at prices ranging from $4.60 to $17.99 per share were outstanding at September 25, 2010. Of these shares, 5.7 million were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive. Options to purchase 10.5 million shares of common stock and Class A common stock at prices ranging from $4.26 to $17.99 per share were outstanding at September 26, 2009. Of these shares, 6.7 million were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Quarterly Financial Data – Unaudited

	Fiscal 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Net sales	$281,719	$485,724	$484,303	$376,906
Gross profit	83,057	163,269	149,389	98,204
Net income (loss) attributable to Central Garden & Pet Company	(9,592)	31,766	17,081	(10,932)
Net income (loss) per share:
Basic	$(0.16)	$0.55	$0.32	$(0.21)
Diluted	$(0.16)	$0.54	$0.31	$(0.21)
Weighted average common shares outstanding:
Basic	60,941	57,955	54,020	51,943
Diluted	60,941	58,433	54,498	51,943

	Fiscal 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Net sales	$269,236	$441,936	$465,486	$346,990
Gross profit	87,769	161,189	162,774	103,434
Net income (loss) attributable to Central Garden & Pet Company	(2,894)	31,620	25,873	(8,766	) (1)
Net income (loss) per share:
Basic	$(0.04)	$0.49	$0.41	$(0.14)
Diluted	$(0.04)	$0.49	$0.40	$(0.14)
Weighted average common shares outstanding:
Basic	66,828	63,988	63,810	62,476
Diluted	66,828	64,950	64,606	62,476

(1)	The Company recognized a $12 million impairment charge related to indefinite-lived intangible assets during the fourth quarter of fiscal 2010.

16. Transactions with Related Parties

During fiscal 2011, 2010 and 2009, subsidiaries of the Company purchased approximately $0.9 million, $0.9 million and $1.1 million, respectively, of products from Bio Plus, Inc., a company that produces granular peanut hulls. As of September 24, 2011 and September 25, 2010, the amounts owed to BioPlus, Inc for such purchases were not material. A director of the Company is a minority shareholder and a director of Bio Plus, Inc.

During fiscal 2011, 2010 and 2009, Tech Pac, a subsidiary of the Company, made purchases from Contract Packaging, Inc, (“CPI”), Tech Pac’s principal supplier and a minority 20% shareholder. Tech Pac’s total purchases from CPI were approximately $33 million, $25 million and $29 million for fiscal years 2011, 2010 and 2009, respectively. Amounts due to CPI as of September 24, 2011 were $2.2 million and were not material as of September 25, 2010.

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

Category	2011	2010	2009
Pet supplies (excluding bird feed)	$773.1	$766.5	$756.8
Garden chemicals and control products	260.0	255.5	270.5
Other garden supplies	212.1	196.0	211.8
Bird feed	197.5	168.9	200.7
Grass seed	185.9	136.7	174.5

Total	$1,628.6	$1,523.6	$1,614.3

The Company’s largest customer represented approximately 16%, 17% and 18% of the total company net sales in fiscal 2011, 2010 and fiscal 2009, respectively, and represented approximately 28% of Garden Products’ net sales in fiscal 2011, 31% in fiscal 2010 and 32% in fiscal 2009. Sales to the Company’s second largest customer represented approximately 12%,10% and 11% of total company net sales in fiscal 2011, 2010 and 2009, respectively, and represented approximately 24% of Garden Products’ net sales in fiscal 2011, and 22% in both fiscal years 2010 and 2009. Sales to the Company’s third largest customer represented approximately 15% of Garden Products’ net sales in fiscal 2011, 18% in fiscal 2010 and 14% in fiscal 2009. The Pet Products’ largest customer represented approximately 12% of Pet Products’ net sales in fiscal 2011, 11% in fiscal 2010 and approximately 10% in fiscal 2009.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to the Company’s business segments for each of the three most recent fiscal years is presented in the table below.

	Fiscal Year Ended
	September 24, 2011	September 25, 2010	September 26, 2009
			(in thousands)
Net sales:
Pet Products	$851,307	$840,576	$833,178
Garden Products	777,345	683,072	781,122

Total	$1,628,652	$1,523,648	$1,614,300

Income (loss) from operations:
Pet Products	$77,623	$97,893 (1)	$102,156
Garden Products	50,013	52,995	68,927
Corporate	(42,461)	(41,814)	(45,097)

Total	85,175	109,074	125,986
Interest expense	(38,044)	(33,706)	(22,710)
Interest income	296	119	649
Other income	550	419	52

Income before income taxes and noncontrolling interest	47,977	75,906	103,977
Income taxes	19,595	28,110	36,368

Net income including noncontrolling interest	28,382	47,796	67,609
Net income attributable to noncontrolling interest	59	1,963	1,661

Net income attributable to Central Garden & Pet Company	$28,323	$45,833	$65,948

Assets:
Pet Products	$396,637	$385,894	$394,150
Garden Products	350,234	323,387	348,825
Corporate and eliminations	346,132	421,603	407,950

Total	$1,093,003	$1,130,884	$1,150,925

Depreciation and amortization:
Pet Products	$14,479	$15,422	$15,844
Garden Products	5,986	6,107	6,571
Corporate	8,101	7,340	6,740

Total	$28,566	$28,869	$29,155

Expenditures for long-lived assets:
Pet Products	$9,953	$8,216	$7,148
Garden Products	5,902	2,984	3,154
Corporate	15,708	12,990	6,203

Total	$31,563	$24,190	$16,505

Noncontrolling interest is associated with Garden Products.

(1)	Includes indefinite-lived intangible asset impairment of $12,000.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Fiscal Year Ended September 24, 2011 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$499,930	$1,253,320	$(124,598)	$1,628,652
Cost of goods sold and occupancy	377,597	881,734	(124,598)	1,134,733

Gross profit	122,333	371,586	0	493,919
Selling, general and administrative expenses	129,982	278,762	0	408,744

Income (loss) from operations	(7,649)	92,824	0	85,175
Interest – net	(37,985)	237	0	(37,748)
Other income	293	257	0	550

Income (loss) before income taxes and noncontrolling interest	(45,341)	93,318	0	47,977
Income taxes (tax benefit)	(17,537)	37,132	0	19,595

Net income (loss) including noncontrolling interest	(27,804)	56,186	0	28,382
Net income attributable to noncontrolling interest	59	0	0	59

Net income (loss) attributable to Central Garden & Pet Company before equity in undistributed income of guarantor subsidiaries	(27,863)	56,186	0	28,323
Equity in undistributed income of guarantor subsidiaries	56,186	0	(56,186)	0

Net income attributable to Central Garden & Pet Company	$28,323	$56,186	$(56,186)	$28,323

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Fiscal Year Ended September 25, 2010 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$504,962	$1,143,765	$(125,079)	$1,523,648
Cost of goods sold and occupancy	367,555	766,006	(125,079)	1,008,482

Gross profit	137,407	377,759	0	515,166
Selling, general and administrative expenses	129,904	264,188	0	394,092
Intangible asset impairments	0	12,000	0	12,000

Income from operations	7,503	101,571	0	109,074
Interest – net	(33,898)	311	0	(33,587)
Other income (expense)	(7,432)	7,851	0	419

Income (loss) before income taxes and noncontrolling interest	(33,827)	109,733	0	75,906
Income taxes (tax benefit)	(12,387)	40,497	0	28,110

Net income (loss) including noncontrolling interest	(21,440)	69,236		47,796
Net income attributable to noncontrolling interest	1,963	0	0	1,963

Net income (loss) attributable to Central Garden & Pet Company before equity in undistributed income of guarantor subsidiaries	(23,403)	69,236	0	45,833
Equity in undistributed income of guarantor subsidiaries	69,236	0	(69,236)	0

Net income attributable to Central Garden & Pet Company	$45,833	$69,236	$(69,236)	$45,833

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Fiscal Year Ended September 26, 2009 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$489,717	$1,264,278	$(139,695)	$1,614,300
Cost of goods sold and occupancy	358,153	868,516	(139,695)	1,086,974

Gross profit	131,564	395,762	0	527,326
Selling, general and administrative expenses	122,654	278,686	0	401,340

Income from operations	8,910	117,076	0	125,986
Interest – net	(22,370)	309	0	(22,061)
Other income (expense)	(6,642)	6,694	0	52

Income (loss ) before income taxes and noncontrolling interest	(20,102)	124,079	0	103,977
Income taxes (tax benefit)	(7,711)	44,079	0	36,368

Net income (loss) including noncontrolling interest	(12,391)	80,000	0	67,609
Net income attributable to noncontrolling interest	1,661	0	0	1,661

Net income (loss) attributable to Central Garden & Pet Company before equity in undistributed income of guarantor subsidiaries	(14,052)	80,000	0	65,948
Equity in undistributed income of guarantor subsidiaries	80,000	0	(80,000)	0

Net income attributable to Central Garden & Pet Company	$65,948	$80,000	$(80,000)	$65,948

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED BALANCE SHEET September 24, 2011 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$10,633	$1,398	$0	$12,031
Short term investments	17,820	0	0	17,820
Accounts receivable, net	47,698	153,306	(5,587)	195,417
Inventories	102,861	226,685	0	329,546
Prepaid expenses and other assets	29,077	18,695	0	47,772

Total current assets	208,089	400,084	(5,587)	602,586
Land, buildings, improvements and equipment, net	72,505	103,897	0	176,402
Goodwill	0	210,223	0	210,223
Investment in guarantors	645,876	0	(645,876)	0
Other assets	38,622	65,170	0	103,792

Total	$965,092	$779,374	$(651,463)	$1,093,003

LIABILITIES AND EQUITY
Accounts payable	$28,072	$94,039	$(5,587)	$116,524
Accrued expenses and other liabilities	37,825	37,582	0	75,407

Total current liabilities	65,897	131,621	(5,587)	191,931
Long-term debt	435,245	85	0	435,330
Other long-term obligations	7,168	1,792	0	8,960
Shareholders’ equity attributable to Central Garden & Pet	456,776	645,876	(645,876)	456,776
Noncontrolling interest	6	0	0	6

Total equity	456,782	645,876	(645,876)	456,782

Total	$965,092	$779,374	$(651,463)	$1,093,003

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED BALANCE SHEET September 25, 2010 (in thousands)
	Unconsolidated			Consolidated
	Parent	Guarantor Subsidiaries	Eliminations
ASSETS
Cash and cash equivalents	$90,265	$1,195	$0	$91,460
Short term investments	15,320	0	0	15,320
Accounts receivable, net	47,001	150,838	(5,417)	192,422
Inventories	84,129	201,835	0	285,964
Prepaid expenses and other assets	23,447	19,286	0	42,733

Total current assets	260,162	373,154	(5,417)	627,899
Land, buildings, improvements and equipment, net	63,303	101,978	0	165,281
Goodwill	0	207,319	0	207,319
Investment in guarantors	633,908	0	(633,908)
Other assets	47,327	83,058	0	130,385

Total	$1,004,700	$765,509	$(639,325)	$1,130,884

LIABILITIES AND EQUITY
Accounts payable	$35,218	$82,810	$(5,417)	$112,611
Accrued expenses and other liabilities	34,692	46,891	0	81,583

Total current liabilities	69,910	129,701	(5,417)	194,194
Long-term debt	400,026	80	0	400,106
Other long-term obligations	2,621	1,820	0	4,441
Shareholders’ equity attributable to Central Garden & Pet Company	530,696	633,908	(633,908)	530,696
Noncontrolling interest	1,447	0	0	1,447

Total equity	532,143	633,908	(633,908)	532,143
Total	$1,004,700	$765,509	$(639,325)	$1,130,884

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended September 24, 2011 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$45,708	$61,486	$(56,186)	$51,008

Additions to property	(16,803)	(14,760)	0	(31,563)
Businesses acquired, net of cash acquired	(23,403)	(1,904)	0	(25,307)
Return of equity method investment	3,133	0	0	3,133
Investment in short term investments	(2,500)	0	0	(2,500)
Investment in guarantor	(11,967)	(44,219)	56,186	0

Net cash provided (used) by investing activities	(51,540)	(60,883)	56,186	(56,237)

Repayments on revolving line of credit	(668,000)	0	0	(668,000)
Borrowings on revolving line of credit	703,000	0	0	703,000
Repayments of long-term debt	(190)	(145)	0	(335)
Proceeds from issuance of common stock	1,675	0	0	1,675
Excess tax benefits from stock-based awards	945	0	0	945
Repurchase of common stock	(108,727)	0	0	(108,727)
Distribution to noncontrolling interest	(1,500)	0	0	(1,500)
Payment of financing costs	(1,055)	0	0	(1,055)

Net cash used in financing activities	(73,852)	(145)	0	(73,997)

Effect of exchange rates on cash	52	(255)	0	(203)

Net increase (decrease) in cash and cash equivalents	(79,632)	203	0	(79,429)
Cash and cash equivalents at beginning of year	90,265	1,195	0	91,460

Cash and cash equivalents at end of year	$10,633	$1,398	$0	$12,031

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended September 25, 2010 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$69,266	$135,199	$(69,236)	$135,229

Additions to property	(17,492)	(6,698)	0	(24,190)
Businesses acquired, net of cash acquired	0	(1,756)	0	(1,756)
Investment in short term investments	(15,320)	0	0	(15,320)
Investment in guarantor	58,815	(128,051)	69,236	0

Net cash provided (used) by investing activities	26,003	(136,505)	69,236	(41,266)

Repayments on revolving line of credit	(10,000)	0	0	(10,000)
Borrowings on revolving line of credit	10,000	0	0	10,000
Repayments of long-term debt	(407,675)	(249)	0	(407,924)
Proceeds from issuance of long-term debt	400,000	0	0	400,000
Proceeds from issuance of common stock	1,294	0	0	1,294
Excess tax benefits from stock-based awards	836	0	0	836
Repurchase of common stock	(66,901)	0	0	(66,901)
Payment of financing costs	(12,711)	0	0	(12,711)
Distribution to noncontrolling interest	(2,761)	0	0	(2,761)

Net cash used in financing activities	(87,918)	(249)	0	(88,167)

Effect of exchange rates on cash	(44)	40	0	(4)

Net increase (decrease) in cash and cash equivalents	7,307	(1,515)	0	5,792
Cash and cash equivalents at beginning of year	82,958	2,710	0	85,668

Cash and cash equivalents at end of year	$90,265	$1,195	$0	$91,460

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended September 26, 2009 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$179,757	$121,881	$(80,000)	$221,638

Additions to property	(7,882)	(8,623)	0	(16,505)
Businesses acquired, net of cash acquired	0	(6,549)	0	(6,549)
Proceeds from disposals of property	0	2,512	0	2,512
Investment in guarantor	30,007	(110,007)	80,000	0

Net cash provided (used) by investing activities	22,125	(122,667)	80,000	(20,542)

Repayments on revolving line of credit	(551,000)	0	0	(551,000)
Borrowings on revolving line of credit	473,000	0	0	473,000
Repayments of long-term debt	(24,780)	(221)	0	(25,001)
Proceeds from issuance of common stock	479	0	0	479
Excess tax benefits from stock-based awards	542	0	0	542
Repurchase of common stock	(37,821)	0	0	(37,821)
Payment of financing costs	(128)	0	0	(128)
Distribution to noncontrolling interest	(2,082)	0	0	(2,082)

Net cash used in financing activities	(141,790)	(221)	0	(142,011)

Effect of exchange rates on cash	0	(346)	0	(346)

Net increase (decrease) in cash and cash equivalents	60,092	(1,353)	0	58,739
Cash and cash equivalents at beginning of year	22,866	4,063	0	26,929

Cash and cash equivalents at end of year	$82,958	$2,710	$0	$85,668

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

Exhibit Number	Exhibit
3.1	Fourth Amended and Restated Certificate of Incorporation, including the Certificate of Designation – Series A Convertible Preferred Stock and Certificate of Designation – Series B Convertible Preferred Stock (Incorporated by reference from Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended September 30, 2006).

3.2	Amended and Restated By-laws of Central Garden & Pet Company, effective February 10, 2009 (Incorporated by reference from Exhibit 3.2 to the Company’s Form 10-Q for the fiscal quarter ended March 28, 2009).

4.1	Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4.1 to Registration Statement No. 33-48070).

4.2	Specimen Class A Common Stock Certificate (Incorporated by reference from Exhibit 1 to the Company’s Form 8-A filed January 24, 2007).

4.4	Indenture, dated as of March 8, 2010, by and between the Company and Wells Fargo Bank, National Association, as trustee (Incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K filed March 8, 2010).

4.5	First Supplemental Indenture, dated as of March 8, 2010, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the issuance of $400,000,000 aggregate principal amount of the Company’s 8.25% Senior Subordinated Notes due 2018. (Incorporated by reference from Exhibit 4.3 to the Company’s Form 8-K filed March 8, 2010).

10.1*	Form of Indemnification Agreement between the Company and Executive Officers and Directors (Incorporated by reference from Exhibit 10.18 to Registration Statement No. 33-48070).

10.2	Amended and Restated Credit Agreement dated as of June 25, 2010 among Central Garden & Pet Company, certain of the Company’s subsidiaries, J.P. Morgan Chase Bank, National Association, as Administrative Agent, SunTrust Bank., as Syndication Agent, and certain other lenders (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed July 1, 2010).

10.2.1	Amendment No.1 dated June 8, 2011 to the Amended and Restated Credit Agreement dated as of June 25, 2010 among Central Garden & Pet Company, certain institutions listed on the signature pages thereto, and J.P. Morgan Chase Bank, National Association, as Administrative Agent, SunTrust Bank., as Syndication Agent, and certain other lenders (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed June 10, 2011).

10.3*	2003 Omnibus Equity Incentive Plan, as amended and restated effective December 10, 2008 (Incorporated by reference from Exhibit 10.4 to the Company’s Form 10-Q for the fiscal quarter ended March 28, 2009).

10.3.1*	Form of Nonstatutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan. (Incorporated by reference from Exhibit 10.5.1 to the Company’s Form 10-K for the fiscal year ended September 25, 2004).

10.3.2*	Form of Restricted Stock Agreement for 2003 Omnibus Equity Incentive Plan. (Incorporated by reference from Exhibit 10.5.2 to the Company’s Form 10-K for the fiscal year ended September 25, 2004).

10.3.3*	Form of Performance-Based Non-Statutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan (Incorporated by reference from Exhibit 10.4.3 to the Company’s Form 10-K for the fiscal year ended September 25, 2010).

10.4*	Nonemployee Director Equity Incentive Plan, as amended and restated effective December 10, 2008 (Incorporated by reference from Exhibit 10.5 to the Company’s Form 10-Q for the fiscal quarter ended March 28, 2009).

Exhibit Number	Exhibit
10.4.1*	Form of Nonstatutory Stock Option Agreement for Nonemployee Director Equity Incentive Plan (Incorporated by reference from Exhibit 10.6.1 to the Company’s Form 10-Q for the fiscal quarter ended December 25, 2004).

10.4.2*	Form of Restricted Stock Agreement for Nonemployee Director Equity Incentive Plan (Incorporated by reference from Exhibit 10.6.2 to the Company’s Form 10-Q for the fiscal quarter ended December 25, 2004).

10.5*	Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III (Incorporated by reference from Exhibit 10.20 to the Company’s Form 10-K/A for the fiscal year ended September 26, 1998).

10.5.1*	Modification and Extension of Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III, dated as of May 6, 2003 (Incorporated by reference from Exhibit 10.7.1 to the Company’s Form 10-Q for the fiscal quarter ended June 28, 2003).

10.5.2*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of April 10, 2006, between the Company and Brooks M. Pennington III (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed April 10, 2006).

10.5.3*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of July 1, 2008, between the Company and Brooks M. Pennington III (Incorporated by reference from Exhibit 10.7.2 to the Company’s Form 10-K for the fiscal year ended September 27, 2008).

10.6*	Form of Agreement to Protect Confidential Information, Intellectual Property and Business Relationships (Incorporated by reference from Exhibit 10.1 to the Company’s on Form 8-K filed October 14, 2005).

10.7*	Form of Post-Termination Consulting Agreement (Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed October 14, 2005).

10.8*	Employment Agreement between the Company and Glen R. Fleischer dated January 14, 2009 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended March 28, 2009).

10.8.1*	Separation Agreement between the Company and Glen R. Fleischer dated May 31, 2011 (Incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended June 25, 2011).

10.9*	Separation Agreement between the Company and Stuart W. Booth dated January 14, 2010 (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 21, 2010).

10.10*	Employment Offer Letter between the Company and Lori Varlas dated November 5, 2010 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed December 1, 2010).

10.11*	Employment Agreement between Gus Halas and Central Garden and Pet Company, dated April 15, 2011 (Incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended June 25, 2011).

10.12*	Employment Agreement between the Company and Frank P. Palantoni dated February 1, 2011.

12	Statement re Computation of Ratios of Earnings to Fixed Charges.

14	Code of Ethics (Incorporated by reference from Exhibit 14 to the Company’s Form 10-K for the fiscal year ended September 24, 2005).

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are otherwise not subject to liability under these sections.