Form 10-Q
period 2011-12-24
CENTRAL GARDEN & PET CO
filed 2012-02-02
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of January 27, 2012	12,254,778
Class A Common Stock Outstanding as of January 27, 2012	34,130,742
Class B Stock Outstanding as of January 27, 2012	1,652,262

PART I. FINANCIAL INFORMATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-Q includes “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, projected cost savings, capital expenditures, financing needs, plans or intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy and the trends we anticipate in the industry and economies in which we operate and other information that is not historical information. When used in this Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in this Form 10-K for the fiscal year ended September 24, 2011, including the factors described in the section entitled “Item 1A—Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	the success of our transformational change initiative and its impact on our operating results;

•	seasonality and fluctuations in our operating results and cash flow;

•	fluctuations in market prices for seeds and grains and other raw materials and our ability to pass-through cost increases in a timely manner;

•	declines in consumer spending during economic downturns;

•	inflation, deflation and other adverse macro-economic conditions;

•	supply shortages in small animals and pet birds;

•	adverse weather conditions;

•	fluctuations in energy prices, fuel and related petrochemical costs;

•	access to and cost of additional capital

•	dependence on a small number of customers for a significant portion of our business;

•	consolidation trends in the retail industry;

•	uncertainty about new product innovations and marketing programs;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	dependence upon our key executive officers;

•	implementation of a new enterprise resource planning information technology system;

•	our ability to protect our intellectual property rights;

•	potential environmental liabilities;

•	risk associated with international sourcing;

•	litigation and product liability claims;

•	the voting power associated with our Class B stock; and

•	potential dilution from issuance of additional shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Unaudited

			(See Note 1)
	December 25, 2010	December 24, 2011	September 24, 2011
ASSETS
Current assets:
Cash and cash equivalents	$75,317	$10,289	$12,031
Short term investments	15,320	17,820	17,820
Accounts receivable (less allowance for doubtful accounts of $18,727, $15,791 and $15,590)	130,618	139,254	195,417
Inventories	341,621	365,743	329,546
Prepaid expenses and other	52,610	62,614	47,772

Total current assets	615,486	595,720	602,586
Land, buildings, improvements and equipment—net	165,959	180,401	176,402
Goodwill	208,348	210,223	210,223
Other intangible assets—net	85,768	83,458	84,526
Deferred income taxes and other assets	37,419	18,467	19,266

Total	$1,112,980	$1,088,269	$1,093,003

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$115,651	$122,009	116,524
Accrued expenses	84,931	66,862	75,128
Current portion of long-term debt	147	328	279

Total current liabilities	200,729	189,199	191,931
Long-term debt	400,141	460,346	435,330
Other long-term obligations	4,462	14,253	8,960
Equity:
Common stock, $.01 par value: 15,733,655, 12,254,778 and 12,949,593 shares outstanding at December 25, 2010, December 24, 2011 and September 24, 2011	157	123	129
Class A common stock, $.01 par value: 42,920,466, 34,130,214 and 35,941,360 shares outstanding at December 25, 2010, December 24, 2011 and September 24, 2011	429	341	359
Class B stock, $.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	473,412	377,598	396,208
Accumulated earnings	33,053	45,455	59,045
Accumulated other comprehensive income	720	1,110	1,019

Total Central Garden & Pet Company shareholders’ equity	507,787	424,643	456,776
Noncontrolling interest	(139)	(172)	6

Total equity	507,648	424,471	456,782

Total	$1,112,980	$1,088,269	$1,093,003

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	December 25, 2010	December 24, 2011
Net sales	$281,719	$302,066
Cost of goods sold and occupancy	198,662	221,328

Gross profit	83,057	80,738
Selling, general and administrative expenses	89,540	92,018

Loss from operations	(6,483)	(11,280)
Interest expense	(9,039)	(9,547)
Interest income	133	28
Other expense	(406)	(114)

Loss before income taxes and noncontrolling interest	(15,795)	(20,913)
Income tax benefit	(6,117)	(7,646)

Loss including noncontrolling interest	(9,678)	(13,267)
Net loss attributable to noncontrolling interest	(86)	(177)

Net loss attributable to Central Garden & Pet Company	$(9,592)	$(13,090)

Net loss per share attributable to Central Garden & Pet Company:
Basic and diluted	$(0.16)	$(0.27)

Weighted average shares used in the computation of net loss per share:
Basic and diluted	60,941	47,823

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 25, 2010	December 24, 2011
Cash flows from operating activities:
Net loss	$(9,678)	$(13,267)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,045	7,444
Stock-based compensation	1,620	1,866
Excess tax benefits from stock-based awards	(115)	(74)
Deferred income taxes	(444)	5,049
Loss (gain) on sale of property and equipment	(49)	17
Change in assets and liabilities:
Accounts receivable	52,916	56,195
Inventories	(55,831)	(36,130)
Prepaid expenses and other assets	(3,284)	(13,494)
Accounts payable	10,869	4,713
Accrued expenses	1,628	(8,595)
Other long-term obligations	21	(245)

Net cash provided by operating activities	4,698	3,479

Cash flows from investing activities:
Additions to property and equipment	(5,309)	(9,185)
Payments to acquire companies, net of cash acquired	(1,029)	0

Net cash used in investing activities	(6,338)	(9,185)

Cash flows from financing activities:
Repayments of long-term debt	(78)	(91)
Proceeds from issuance of common stock	332	192
Borrowings under revolving line of credit	0	117,000
Repayments under revolving line of credit	0	(92,000)
Repurchase of common stock	(13,281)	(21,266)
Distribution to noncontrolling interest	(1,500)	0
Excess tax benefits from stock-based awards	115	74

Net cash (used in) provided by financing activities	(14,412)	3,909
Effect of exchange rate changes on cash and cash equivalents	(91)	55

Net decrease in cash and cash equivalents	(16,143)	(1,742)
Cash and equivalents at beginning of period	91,460	12,031

Cash and equivalents at end of period	$75,317	$10,289

Supplemental information:
Cash paid for interest	$897	$1,210

Cash paid for income taxes, net of refunds	$46	$(6,326)

Non-cash investing activities:
Capital expenditures incurred but not paid	$1,116	$1,211

Non-cash financing activities
Repurchased shares settled but not paid	$1,879	$0

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended December 24, 2011

(unaudited)

1. Basis of Presentation

The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of December 25, 2010 and December 24, 2011, the condensed consolidated statements of operations for the three months ended December 25, 2010 and December 24, 2011, and the condensed consolidated statements of cash flows for the three months ended December 25, 2010 and December 24, 2011 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

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

Due to the seasonal nature of the Company’s garden business, the results of operations for the three month periods ended December 25, 2010 and December 24, 2011 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2011 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 24, 2011 balance sheet presented herein was derived from the audited statements.

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

The Company does not perform the assessments required to achieve hedge accounting for commodity derivative positions. Accordingly, the changes in the values of these derivatives are recorded currently in cost of goods sold and occupancy in its condensed consolidated statements of operations. As of December 24, 2011, the notional amount of these contracts was not significant.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-6, “Improving Disclosures about Fair Value Measurements.” This ASU requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on gross basis information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The ASU also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009 and became effective for the Company on

December 27, 2009. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and were effective for the Company on September 25, 2011. The adoption of this ASU had no impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010 and was effective for the Company on September 25, 2011. The adoption of this ASU had no impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for fiscal years and interim periods within those years, beginning after December 15, 2011 and will be effective for the Company on September 30, 2012. The guidance will be applied retrospectively. This amendment will change the manner in which the Company presents comprehensive income. The Company is in the process of evaluating the impact on its consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The guidance is effective for fiscal years beginning after December 15, 2011, and will be effective for the Company on September 30, 2012. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had short term investments, consisting of bank certificates of deposit, measured at fair value under Level 2 inputs in the fair value hierarchy as of December 24, 2011. The Company had no other significant financial assets or liabilities on the balance sheet that were measured at fair value as of December 24, 2011.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the period ended December 24, 2011, the Company was not required to measure any significant non-financial assets and liabilities at fair value.

3. Financial Instruments

The Company’s financial instruments include cash and equivalents, short term investments consisting of bank certificates of deposit, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of the Company’s $400 million 8.25 % senior subordinated notes due 2018 as of December 24, 2011 was $398.5 million, compared to a carrying value of $400.0 million. The estimated fair value is based on quoted market prices for these notes.

4. Goodwill

The Company accounts for goodwill in accordance with ASC 350, “Intangibles – Goodwill and Other,” and tests goodwill for impairment annually, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This assessment involves the use of significant accounting judgments and estimates as to future operating results and discount rates. Changes in estimates or use of different assumptions could produce significantly different results. An impairment loss is generally recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company uses discounted cash flow analysis to estimate the fair value of our reporting units. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all four reporting units to the Company’s total market capitalization. Based on the Company’s annual analysis of goodwill performed during the fourth quarter of fiscal 2011, it concluded there was no impairment of goodwill during fiscal 2011.

5. Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
December 24, 2011
Marketing-related intangible assets – amortizable	$12.3	$(6.5)	$0	$5.8
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	71.9	(6.5)	(16.9)	48.5

Customer-related intangible assets – amortizable	42.7	(13.6)	0	29.1

Other acquired intangible assets – amortizable	10.8	(4.9)	0	5.9
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	12.0	(4.9)	(1.2)	5.9

Total other intangible assets	$126.6	$(25.0)	$(18.1)	$83.5

December 25, 2010
Marketing-related intangible assets – amortizable	$12.3	$(5.3)	$0	$7.0
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	71.9	(5.3)	(16.9)	49.7

Customer-related intangible assets – amortizable	41.6	(11.3)	0	30.3

Other acquired intangible assets – amortizable	9.2	(3.4)	0	5.8
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	10.4	(3.4)	(1.2)	5.8

Total other intangible assets	$123.9	$(20.0)	$(18.1)	$85.8

September 24, 2011
Marketing-related intangible assets – amortizable	$12.3	$(6.3)	$0	$6.0
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	71.9	(6.3)	(16.9)	48.7

Customer-related intangible assets – amortizable	42.7	(13.0)	0	29.7

Other acquired intangible assets – amortizable	10.8	(4.7)	0	6.1
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	12.0	(4.7)	(1.2)	6.1

Total other intangible assets	$126.6	$(24.0)	$(18.1)	$84.5

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

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 1 to 25 years; over weighted average remaining lives of eight years for marketing-related intangibles, 18 years for customer-related intangibles and six years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $1.0 million for each of the three month periods ended December 24, 2011 and December 25, 2010, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $5 million per year from fiscal 2012 through fiscal 2016.

6. Long-Term Debt

Long-term debt consists of the following:

	December 24, 2011	September 24, 2011
	(in thousands)
Senior subordinated notes, interest at 8.25%, payable semi-annually, principal due March 2018	$400,000	$400,000
Revolving credit facility, interest at Alternate Base Rate plus a margin of 0.75% to 1.75%, or LIBOR plus a margin of 1.75% to 2.75%, final maturity June 2016	60,000	35,000
Other notes payable	674	609

Total	460,674	435,609
Less current portion	(328)	(279)

Long-term portion	$460,346	$435,330

Senior Credit Facility

On June 8, 2011, the Company amended its $275 million, five-year senior secured revolving credit facility (the “Credit Facility”) included in its Amended and Restated Credit Agreement (the “Credit Agreement”). Under the modified terms, the Credit Facility has a borrowing capacity of $375 million, an increase of $100 million, and an extension of maturity date by approximately one year, to June 2016. The Credit Facility bears lower interest rates and commitment fees and requires less interest coverage. The Company continues to have the option to increase the size of the Credit Facility by an additional $200 million of incremental term loans and/or revolving loans should it exercise its option and one or more lenders are willing to make such increased amounts available to it. There was an outstanding balance of $60.0 million as of December 24, 2011 under the Credit Facility. There were no letters of credit outstanding under the Credit Facility as of December 24, 2011. As of December 24, 2011, there were $315.0 million of unused commitments under the Credit Facility or, after giving effect to the financial covenants in the Credit Agreement, $176.1 million of unused commitments.

Interest on the amended Credit Facility is based, at the Company’s option, on a rate equal to the Alternate Base Rate (ABR), which is the greatest of the prime rate, the Federal Funds rate plus  1/2 of 1% or one month LIBOR plus 1%, plus a margin, which fluctuates from 0.75% to 1.75%, or LIBOR plus a margin, which fluctuates from 1.75% to 2.75% and commitment fees that range from 0.30% to 0.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of December 24, 2011, the applicable interest rate on the Credit Facility related to alternate base rate borrowings was 5.0%, and the applicable interest rate related to LIBOR rate borrowings was 3.0%.

The Credit Facility is guaranteed by the Company’s material subsidiaries and is secured by the Company’s assets, excluding real property but including substantially all of the capital stock of the Company’s subsidiaries. The Credit Agreement contains certain financial and other covenants which require the Company to maintain minimum levels of interest coverage and maximum levels of senior debt to EBITDA and that restrict the Company’s ability to repurchase its stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Credit Facility. Under the terms of the Company’s Credit Facility, it may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount initially not to exceed $200 million over the life of the Credit Facility, subject to qualifications and baskets as defined in the Credit Agreement. As of December 24, 2011, the Company’s Total Leverage Ratio, as defined in the Credit Agreement, was 3.9 to 1.0, and the Company’s Senior Secured Leverage Ratio, as defined in the Credit Agreement with a maximum of 2.0 to 1.0, was 0.5 to 1.0. The Company’s minimum Interest Coverage Ratio was reduced to 2.50 times, from 2.75 times as part of the modification of the Credit Facility. As of December 24, 2011, the Company’s Interest Coverage ratio was 3.2 times. Apart from the covenants limiting restricted payments and capital expenditures, the Credit Facility does not restrict the use of retained earnings or net income. The Company was in compliance with all financial covenants as of December 24, 2011.

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

7. Supplemental Equity and Comprehensive Income (Loss) Information

The following table summarizes the allocation of total comprehensive income (loss) between controlling and noncontrolling interests for the three months ended December 24, 2011 and December 25, 2010:

	Three Months Ended December 24, 2011
(in thousands)	Controlling Interest	Noncontrolling Interest	Total
Net loss	$(13,090)	$(177)	$(13,267)
Other comprehensive gain:
Foreign currency translation	91	0	91

Total comprehensive loss	$(12,999)	$(177)	$(13,176)

	Three Months Ended December 25, 2010
(in thousands)	Controlling Interest	Noncontrolling Interest	Total
Net loss	$(9,592)	$(86)	$(9,678)
Other comprehensive loss:
Foreign currency translation	(224)	0	(224)

Total comprehensive loss	$(9,816)	$(86)	$(9,902)

The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest for the three months ended December 24, 2011 and December 25, 2010:

	Controlling Interest							Noncontrolling Interest	Total
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Aditional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance September 24, 2011	$129	$359	$16	$396,208	$59,045	$1,019	$456,776	$6	$456,782
Comprehensive loss					(13,090)	91	(12,999)	(177)	(13,176)
Stock based compensation				1,326			1,326		1,326
Restricted share activity				(126)			(126)		(126)
Issuance of common stock		1		474			475		475
Repurchase of common stock	(6)	(19)		(20,358)	(500)		(20,883)		(20,883)
Tax benefit on stock option exercise				74			74		74
Other								(1)	(1)

Balance December 24, 2011	$123	$341	$16	$377,598	$45,455	$1,110	$424,643	$(172)	$424,471

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Aditional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 25, 2010	$163	$437	$16	$483,817	$45,319	$944	$530,696	$1,447	$532,143
Comprehensive loss					(9,592)	(224)	(9,816)	(86)	(9,902)
Stock based compensation				1,165			1,165		1,165
Restricted share activity				(49)			(49)		(49)
Issuance of common stock		2		601			603		603
Repurchase of common stock	(6)	(10)		(12,237)	(2,674)		(14,927)		(14,927)
Distributions to noncontrolling interest								(1,500)	(1,500)
Tax benefit on stock option exercise				115			115		115

Balance December 25, 2010	$157	$429	$16	$473,412	$33,053	$720	$507,787	$(139)	$507,648

8. Stock-Based Compensation

The Company recognized share-based compensation expense of $1.9 million and $1.6 million for the three month periods ended December 24, 2011 and December 25, 2010, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the three month periods ended December 24, 2011 and December 25, 2010 was $0.7 million and $0.6 million, respectively.

9. Earnings Per Share

The potential effects of stock awards were excluded from the diluted earnings per share calculation for the three month periods ended December 24, 2011 and December 25, 2010 because their inclusion in a net loss period would be anti-dilutive to the earnings per share calculation.

10. Segment Information

Management has determined that the Company has two operating segments which are also reportable segments based on the level at which the Chief Operating Decision Maker reviews the results of operations to make decisions regarding performance assessment and resource allocation. These operating segments are Pet Products and Garden Products and are presented in the table below (in thousands).

	Three Months Ended
	December 25, 2010	December 24, 2011
Net sales:
Pet Products	$186,800	$199,282
Garden Products	94,919	102,784

Total net sales	$281,719	$302,066

Income (loss) from operations:
Pet Products	$11,409	$9,689
Garden Products	(7,983)	(11,085)
Corporate	(9,909)	(9,884)

Total loss from operations	(6,483)	(11,280)

Interest expense – net	(8,906)	(9,519)
Other expense	(406)	(114)
Income tax benefit	(6,117)	(7,646)

Loss including noncontrolling interest	(9,678)	(13,267)
Net loss attributable to noncontrolling interest	(86)	(177)

Net loss attributable to Central Garden & Pet Company	$(9,592)	$(13,090)

Depreciation and amortization:
Pet Products	$3,668	$3,586
Garden Products	1,430	1,548
Corporate	1,947	2,310

Total depreciation and amortization	$7,045	$7,444

Assets:
	September 24, 2011	December 24, 2011
Pet Products	$396,637	$392,979
Garden Products	350,234	338,813
Corporate	346,132	356,477

Total assets	$1,093,003	$1,088,269

Goodwill (included in corporate assets above):
Pet Products	$202,514	$202,514
Garden Products	7,709	7,709

Total goodwill	$210,223	$210,223

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended December 24, 2011 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$101,772	$215,396	$(15,102)	$302,066
Cost of products sold and occupancy	78,908	157,522	(15,102)	221,328

Gross profit	22,864	57,874	0	80,738
Selling, general and administrative expenses	28,695	63,323	0	92,018

Loss from operations	(5,831)	(5,449)	0	(11,280)
Interest – net	(9,602)	83	0	(9,519)
Other income (loss )	709	(823)	0	(114)

Loss before income taxes	(14,724)	(6,189)	0	(20,913)
Income tax benefit	(5,373)	(2,273)	0	(7,646)

Loss including noncontrolling interest	(9,351)	(3,916)		(13,267)
Loss attributable to noncontrolling interest	(177)	0	0	(177)

Loss attributable to Central Garden & Pet Company before equity in undistributed income of guarantor subsidiaries	(9,174)	(3,916)	0	(13,090)

Equity in undistributed income of guarantor subsidiaries	(3,916)	0	3,916	0

Net loss attributable to Central Garden & Pet Co.	$(13,090)	$(3,916)	$3,916	$(13,090)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended December 25, 2010 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$93,503	$215,656	$(27,440)	$281,719
Cost of products sold and occupancy	71,453	154,649	(27,440)	198,662

Gross profit	22,050	61,007	0	83,057
Selling, general and administrative expenses	27,099	62,441	0	89,540

Loss from operations	(5,049)	(1,434)	0	(6,483)
Interest – net	(8,972)	66	0	(8,906)
Other income (expense)	346	(752)	0	(406)

Loss before income taxes	(13,675)	(2,120)	0	(15,795)
Income tax benefit	(5,289)	(828)	0	(6,117)

Loss including noncontrolling interest	(8,386)	(1,292)		(9,678)
Loss attributable to noncontrolling interest	(86)	0	0	(86)

Loss attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(8,300)	(1,292)	0	(9,592)
Equity in undistributed income of guarantor subsidiaries	(1,292)	0	1,292	0

Net loss attributable to Central Garden & Pet Co.	$(9,592)	$(1,292)	$1,292	$(9,592)

	CONSOLIDATING CONDENSED BALANCE SHEET December 24, 2011 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$7,730	$2,559	$0	$10,289
Short term investments	17,820	0	0	17,820
Accounts receivable, net	43,909	100,345	(5,000)	139,254
Inventories	120,914	244,829	0	365,743
Prepaid expenses and other assets	35,358	27,256	0	62,614

Total current assets	225,731	374,989	(5,000)	595,720
Land, buildings, improvements and equipment, net	74,867	105,534	0	180,401
Goodwill	0	210,223	0	210,223
Investment in guarantors	628,316	0	(628,316)	0
Deferred income taxes and other assets	40,415	61,510	0	101,925

Total	$969,329	$752,256	$(633,316)	$1,088,269

LIABILITIES AND EQUITY
Accounts payable	$31,844	$95,165	$(5,000)	$122,009
Accrued expenses and other current liabilities	40,207	26,983	0	67,190

Total current liabilities	72,051	122,148	(5,000)	189,199
Long-term debt	460,226	120	0	460,346
Other long-term obligations	12,581	1,672	0	14,253
Shareholders’ equity attributable to Central Garden & Pet Co.	424,643	628,316	(628,316)	424,643
Noncontrolling interest	(172)	0	0	(172)

Total equity	424,471	628,316	(628,316)	424,471

Total	$969,329	$752,256	$(633,316)	$1,088,269

	CONSOLIDATING CONDENSED BALANCE SHEET September 24, 2011 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$10,633	$1,398	$0	$12,031
Short term investments	17,820	0	0	17,820
Accounts receivable, net	47,698	153,306	(5,587)	195,417
Inventories	102,861	226,685	0	329,546
Prepaid expenses and other assets	29,077	18,695	0	47,772

Total current assets	208,089	400,084	(5,587)	602,586
Land, buildings, improvements and equipment, net	72,505	103,897	0	176,402
Goodwill	0	210,223	0	210,223
Investment in guarantors	645,876	0	(645,876)	0
Other assets	38,622	65,170	0	103,792

Total	$965,092	$779,374	$(651,463)	$1,093,003

LIABILITIES AND EQUITY
Accounts payable	$28,072	$94,039	$(5,587)	$116,524
Accrued expenses and other liabilities	37,825	37,582	0	75,407

Total current liabilities	65,897	131,621	(5,587)	191,931
Long-term debt	435,245	85	0	435,330
Other long-term obligations	7,168	1,792	0	8,960
Shareholders’ equity attributable to Central Garden & Pet	456,776	645,876	(645,876)	456,776
Noncontrolling interest	6	0	0	6

Total equity	456,782	645,876	(645,876)	456,782

Total	$965,092	$779,374	$(651,463)	$1,093,003

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Three Months Ended December 24, 2011 ( in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(19,814)	$19,377	$3,916	$3,479

Additions to property and equipment	(4,665)	(4,520)	0	(9,185)
Investment in guarantor subsidiaries	17,560	(13,644)	(3,916)	0

Net cash provided (used) by investing activities	12,895	(18,164)	(3,916)	(9,185)

Repayments of long-term debt	(59)	(32)	0	(91)
Borrowings under revolving line of credit	117,000	0	0	117,000
Repayments under revolving line of credit	(92,000)	0	0	(92,000)
Repurchase of common stock	(21,266)	0	0	(21,266)
Proceeds from issuance of common stock	192	0	0	192
Excess tax benefits from stock-based awards	74	0	0	74

Net cash used by financing activities	3,941	(32)	0	3,909
Effect of exchange rate changes on cash	75	(20)	0	55

Net increase (decrease) in cash and cash equivalents	(2,903)	1,161	0	(1,742)
Cash and cash equivalents at beginning of period	10,633	1,398	0	12,031

Cash and cash equivalents at end of period	$7,730	$2,559	$0	$10,289

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Three Months Ended December 25, 2010 ( in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
	$(17,362)	$20,768	$1,292	$4,698

Net cash provided (used) by operating activities	(2,402)	(2,907)	0	(5,309)
Additions to property and equipment	0	(1,029)	0	(1,029)
Investment in guarantor subsidiaries	17,503	(16,211)	(1,292)	0

Net cash provided (used) by investing activities	15,101	(20,147)	(1,292)	(6,338)

Repayments of long-term debt	(20)	(58)	0	(78)
Repurchase of common stock	(13,281)	0	0	(13,281)
Proceeds from issuance of common stock	332	0	0	332
Excess tax benefits from stock-based awards	115	0	0	115
Distribution to noncontrolling interest	(1,500)	0	0	(1,500)

Net cash used by financing activities	(14,354)	(58)	0	(14,412)

Effect of exchange rate changes on cash	(81)	(10)	0	(91)

Net increase in cash and cash equivalents	(16,696)	553	0	(16,143)
Cash and cash equivalents at beginning of period	90,265	1,195	0	91,460

Cash and cash equivalents at end of period	$73,569	$1,748	$0	$75,317

12. Legal Proceedings

We may from time to time become involved in certain legal proceedings in the ordinary course of business. Currently, we are not a party to any legal proceedings that management believes would have a material effect on our financial position or results of operations.

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

Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, super premium dog and cat food and treats, leashes, collars, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under a number of brand names including AdamsTM, Altosid, Aqueon®, Avoderm®, BioSpot®, Coralife®, Farnam®, Four Paws®, Interpet, Kaytee®, Kent Marine®, Nylabone®, Oceanic Systems®, Pet Select®, Pre-Strike®, Pinnacle®, Super Pet®, TFHTM, Zilla® and Zodiac®.

Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, ant and other herbicide, insecticide and pesticide products; and decorative outdoor lifestyle and lighting products including pottery, trellises and other wood products and holiday lighting. These products are sold under a number of brand names including AMDRO®, GKI/Bethlehem Lighting®, Grant’s®, Ironite®, Lilly Miller®, Matthews Four SeasonsTM, New England Pottery®, Norcal Pottery®, Pennington®, Over–N–Out®, Sevin®, Smart Seed® and The Rebels®.

In fiscal 2011, our consolidated net sales were $1.6 billion, of which our lawn and garden segment, or Garden Products, accounted for approximately $777 million and our pet segment, or Pet Products, accounted for approximately $851 million. In fiscal 2011, our income from operations was $85.2 million, of which Garden Products accounted for $50.0 million and Pet Products accounted for $77.6 million, before corporate expenses and eliminations of $42.4 million. See Note 10 to our consolidated financial statements for financial information about our two operating segments.

Recent Developments

Fiscal 2012 First Quarter Financial Performance:

•	Our net sales increased $20.3 million, or 7.2%, to $302.1 million.
•

Generally, we incur a net loss in the first quarter of our fiscal year due to seasonality of Garden Products. Our net loss in the first quarter of fiscal 2012 was $13.1 million, or $0.27 per share, compared to $9.6 million, or $0.16 per share, in the first quarter of fiscal 2011. More than half the $0.11 increase in our first quarter loss per share was due to our lower share count resulting from repurchases of our stock in the last year.

•	Gross margin decreased 280 basis points to 26.7% due primarily to sales mix and increased raw materials costs.
•	Selling, general & administrative expenses decreased as a percentage of net sales to 30.5% from 31.8% in the prior year quarter.

Transformation—We have begun to execute on a plan to become an integrated, multi-brand company, as opposed to a portfolio of businesses. Our transformation includes reorganizing operating units within our reportable segments and shifting reporting lines, driving efficiencies and reducing costs, while investing in innovation and brand building, reducing our investment in working capital, and is intended to support sustainable growth and improved profitability.

Repurchase of Company Stock—During the quarter ended December 24, 2011, we repurchased $20.9 million of our common stock, which consisted of 0.7 million shares of our voting common stock (CENT) at an aggregate cost of approximately $5.6 million, or approximately $8.02 per share and 1.9 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $15.3 million, or approximately $8.05 per share. Under our current share repurchase program authorization, approximately $52 million remains available for repurchases in 2012 and thereafter.

Results of Operations

Three Months Ended December 24, 2011

Compared with Three Months Ended December 25, 2010

Net Sales

Net sales for the three months ended December 24, 2011 increased $20.4 million, or 7.2%, to $302.1 million from $281.7 million for the three months ended December 25, 2010. Our branded product sales increased $16.1 million and sales of other manufacturers’ products increased $4.3 million.

Recently, we have noted that certain large retailers desire to hold less inventory. This may temporarily cause our inventory to be higher than historical levels in order to meet customer demand with faster turnaround. Consequently, our sales mix may be impacted by changes in the timing of some of our larger customers’ purchasing patterns as a result of their inventory control practices.

Pet Products’ net sales increased $12.5 million, or 6.7%, to $199.3 million for the three months ended December 24, 2011 from $186.8 million in the comparable fiscal 2010 period. Pet branded product sales increased $6.0 million and sales of other manufacturers’ products increased $6.5 million. The sales increase in our pet branded products was due primarily to a $6.1 million increase in our dog and cat category and a $3.8 million increase in aquatic and reptile products both due primarily to increased volume, partially offset by decreased sales of our equine product category.

Garden Products’ net sales increased $7.9 million, or 8.3%, to $102.8 million for the three months ended December 24, 2011 from $94.9 million in the comparable fiscal 2010 period. Garden branded product sales increased $10.1 million, partially offset by a $2.2 million decrease in sales of other manufacturers’ products. The sales increase in our garden branded products was due primarily to a $6.0 million increase in bird feed and a $2.6 million increase in garden chemicals and control products. The increase in bird feed was due to both price and volume increases and the increase in garden chemicals and control products was due primarily to sales of fertilizer.

Gross Profit

Gross profit for the three months ended December 24, 2011 decreased $2.4 million, or 2.8%, to $80.7 million from $83.1 million for the three months ended December 25, 2010. Gross margin declined from 29.5% for the three months ended December 25, 2010 to 26.7% for the three months ended December 24, 2011. Gross margin decreased in both segments.

The gross margin in Pet Products was impacted primarily by the sales mix, which favored lower margin products. For example, higher margin equine sales decreased while lower margin sales increased in our dog and cat category. Additionally, increased manufacturing costs and trade and consumer spend also negatively impacted the gross margin.

The gross margin in Garden Products was adversely impacted primarily by higher commodity ingredient costs and a sales mix shift. Higher ingredient costs had an adverse impact on our bird feed margins. In the first quarter of fiscal 2012, the cost of our bird feed raw material purchases was more than 50% higher than the first quarter of fiscal 2011. The change in product mix resulting from our increased sales of these lower margin bird feed sales further impacted our gross margin. Additionally, we experienced an adverse sales mix shift within our garden chemicals and control products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.5 million, or 2.8%, to $92.0 million for the three months ended December 24, 2011 from $89.5 million for the three months ended December 25, 2010. As a percentage of net sales, selling, general and administrative expenses decreased to 30.5% for the three months ended December 24, 2011, compared to 31.8% in the comparable prior year quarter due to the increase in net sales. The increase in selling, general and administrative expenses, discussed further below, was due primarily to increased selling and delivery expenses.

Selling and delivery expense increased $1.9 million, or 4.1%, from $46.4 million for the three months ended December 25, 2010 to $48.3 million for the three months ended December 24, 2011. The increased expense was due primarily to increased delivery costs and increased variable compensation related to the increase in sales.

Warehouse and administrative expense increased $0.6 million to $43.7 million for the quarter ended December 24, 2011 from $43.1 million in the quarter ended December 25, 2010 due primarily to an increase in the amount of purchasing, merchandise handling and storage costs included in warehouse and administrative expense.

Net Interest Expense

Net interest expense for the three months ended December 24, 2011 increased $0.6 million, or 6.9%, to $9.5 million from $8.9 million for the three months ended December 25, 2010. Interest expense increased due primarily to our higher average debt outstanding. Debt outstanding on December 24, 2011 was $460.7 million compared to $400.3 million as of December 25, 2010.

Other Expense

Other expense improved by $0.3 million from an expense of $0.4 million for the quarter ended December 25, 2010, to a $0.1 million expense for the quarter ended December 24, 2011. The improvement was due to investments accounted for under the equity method of accounting.

Income Taxes

Our effective income tax benefit rate was 36.6% for the quarter ended December 24, 2011 and 38.7% for the quarter ended December 25, 2010. Our 2012 tax benefit rate decreased due primarily to additional tax credits in fiscal 2011. We expect our effective income tax rate for fiscal 2012 to be similar to the fiscal 2011 rate.

Inflation

Our revenues and margins are dependent on various economic factors, including rates of inflation or deflation, energy costs, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. From time to time, including during the last year, we have been adversely impacted by rising input costs related to inflation, particularly relating to grain and seed prices, fuel prices and the ingredients used in our garden fertilizer and chemicals, and many of our other inputs. Rising costs have made it difficult for us to increase prices to our retail customers at a pace to enable us to maintain margins.

In fiscal 2009, 2010 and 2011, our business was negatively impacted by consumer confidence, as well as other macro-economic factors. In fiscal 2011, we were impacted by rapidly rising raw materials costs. We are continuing to seek selective price increases to mitigate the impact of the increase in raw materials costs.

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

Our business is seasonal and our working capital requirements and capital resources have tracked closely to this seasonal pattern. During the first fiscal quarter, accounts receivable reach their lowest level while inventory, accounts payable and short-term borrowings begin to increase. During the second fiscal quarter, receivables, accounts payable and short-term borrowings increase, reflecting the build-up of inventory and related payables in anticipation of the peak lawn and garden selling season. During the third fiscal quarter, inventory levels remain relatively constant while accounts receivable peak and short-term borrowings start to decline as cash collections are received during the peak selling season. During the fourth fiscal quarter, inventory levels are at their lowest, and accounts receivable and payables are substantially reduced through conversion of receivables to cash.

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

Net cash provided by operating activities decreased $1.2 million, from $4.7 million for the three months ended December 25, 2010, to $3.5 million for the three months ended December 24, 2011. The decrease in cash provided by operating activities was due primarily to lower earnings in the first quarter of fiscal 2012.

Net cash used in investing activities increased $2.8 million, from $6.3 million for the three months ended December 25, 2010 to $9.2 million during the three months ended December 24, 2011. The increase in cash used in investing activities was due to increases in capital expenditures in the current year as a result of the conversion of our legacy systems to an enterprise-wide information technology platform.

Net cash provided by financing activities increased $18.3 million, from $14.4 million of cash used in financing activities for the three months ended December 25, 2010, to $3.9 million of cash provided by financing activities for the three months ended December 24, 2011. The increase in cash provided was due to higher net borrowings under our revolving credit facility, partially offset by greater repurchases of our common stock during the three months ended December 24, 2011. The aggregate cost of our share repurchases for the three months ended December 24, 2011 was $20.9 million, compared to $14.9 million for the three months ended December 25, 2010.

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

We believe that cash flows from operating activities, funds available under our revolving credit facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and upgrades to plant and equipment and investment in our implementation of a scalable enterprise-wide information technology platform, will not exceed $45 million for fiscal year 2012. We are investing in this information technology platform to improve existing operations, support future growth and enable us to take advantage of new applications and technologies. We invested approximately $64 million from fiscal 2005 through fiscal 2011 in this initiative and plan to invest up to an additional $15 million in fiscal 2012 for planned implementations. Capital expenditures for 2012 and beyond will depend upon the pace of conversion of those remaining legacy systems. This initiative, when complete, will combine our numerous information systems into one enterprise system and create a standardized model with common data.

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

Stock Repurchases

During the third quarter of fiscal 2011, our Board of Directors authorized a new $100 million share repurchase program, under which approximately $52 million remains available for future repurchases.

Senior Credit Facility

On June 8, 2011, the Company amended its $275 million, five-year senior secured revolving credit facility (the “Credit Facility”) included in its Amended and Restated Credit Agreement (the “Credit Agreement”). Under the modified terms, the Credit Facility has a borrowing capacity of $375 million, an increase of $100 million, and an extension of maturity date by approximately one year, to June 2016. The Credit Facility bears lower interest rates and commitment fees and requires less interest coverage. The Company continues to have the option to increase the size of the Credit Facility by an additional $200 million of incremental term loans and/or revolving loans should it exercise its option and one or more lenders are willing to make such increased amounts available to it. There was an outstanding balance of $60.0 million as of December 24, 2011 under the Credit Facility. There were no letters of credit outstanding under the Credit Facility as of December 24, 2011. As of December 24, 2011, there were $315.0 million of unused commitments under the Credit Facility or, after giving effect to the financial covenants in the Credit Agreement, $176.1 million of remaining borrowing capacity.

Interest on the amended Credit Facility is based, at the Company’s option, on a rate equal to the Alternate Base Rate (ABR), which is the greatest of the prime rate, the Federal Funds rate plus ½ of 1% or one month LIBOR plus 1%, plus a margin, which fluctuates from 0.75% to 1.75%, or LIBOR plus a margin, which fluctuates from 1.75% to 2.75% and commitment fees that range from 0.30% to 0.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of December 24, 2011, the applicable interest rate on the Credit Facility related to alternate base rate borrowings was 5.0%, and the applicable interest rate related to LIBOR rate borrowings was 3.0%.

The Credit Facility is guaranteed by the Company’s material subsidiaries and is secured by the Company’s assets, excluding real property but including substantially all of the capital stock of the Company’s subsidiaries. The Credit Agreement contains certain financial and other covenants which require the Company to maintain minimum levels of interest coverage and maximum levels of senior debt to EBITDA and that restrict the Company’s ability to repurchase its stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Credit Facility. Under the terms of the Company’s Credit Facility, it may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount initially not to exceed $200 million over the life of the Credit Facility, subject to qualifications and baskets as defined in the Credit Agreement. As of December 24, 2011, the Company’s Total Leverage Ratio, as defined in the Credit Agreement, was 3.9 to 1.0, and the Company’s Senior Secured Leverage Ratio, as defined in the Credit Agreement with a maximum of 2.0 to 1.0, was 0.5 to 1.0. The Company’s minimum Interest Coverage Ratio was reduced to 2.50 times, from 2.75 times as part of the modification of the Credit Facility. As of December 24, 2011, the Company’s Interest Coverage ratio was 3.2 times. Apart from the covenants limiting restricted payments and capital expenditures, the Credit Facility does not restrict the use of retained earnings or net income. The Company was in compliance with all financial covenants as of December 24, 2011.

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

At December 24, 2011, our total debt outstanding was $460.7 million, as compared with $400.3 million at December 25, 2010.

Off-Balance Sheet Arrangements

There have been no material changes to the information provided in our Annual Report on Form 10-K for the fiscal year ended September 24, 2011 regarding off-balance sheet arrangements.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 24, 2011.

New Accounting Pronouncements

Refer to Footnote 1 in the notes to the condensed consolidated financial statements for new accounting pronouncements.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 24, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We believe there has been no material change in our exposure to market risk from that discussed in our Annual Report on Form 10-K for the fiscal year ended September 24, 2011.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of December 24, 2011.

(b) Changes in Internal Control Over Financial Reporting. Central’s management, with the participation of Central’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Central’s internal control over financial reporting occurred during the first quarter of fiscal 2011. Based on that evaluation, management concluded that there has been no change in Central’s internal control over financial reporting during the first quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, Central’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in certain legal proceedings in the ordinary course of business. Currently, we are not a party to any legal proceedings that management believes would have a material effect on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A. to Part I of our Form 10-K for the fiscal year ended September 24, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended December 24, 2011 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
September 25, 2011 – October 29, 2011	2,093,385	(2)	$7.94	2,086,600	$55,907,000
October 30, 2011 – November 26, 2011	519,091	(3)	$8.44	510,400	$51,595,000
November 27, 20110 – December 24, 2011	6,908	(4)	$8.56	0	$51,595,000

Total	2,619,384		$8.04	2,597,000	$51,595,000

(1)	During the third quarter of fiscal 2011, our Board of Directors authorized a new $100 million share repurchase program. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility and indenture that restrict our ability to repurchase our stock.
(2)	Includes 6,785 shares purchased during the period indicated that represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.
(3)	Includes 8,691 shares purchased during the period indicated that represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.
(4)	Represents shares purchased during the period indicated that represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Reserved

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: February 2, 2012

/s/ WILLIAM E. BROWN
William E. Brown
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ LORI A. VARLAS
Lori A. Varlas
Chief Financial Officer (Principal Financial Officer)