Form 10-Q
period 2012-03-24
CENTRAL GARDEN & PET CO
filed 2012-05-03
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 24, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 30, 2012	12,251,971
Class A Common Stock Outstanding as of April 30, 2012	34,519,052
Class B Stock Outstanding as of April 30, 2012	1,652,262

PART I. FINANCIAL INFORMATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-Q includes “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, our transformational efforts, capital expenditures, plans or intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy, our ability to pass through grain and other raw material price increases and the trends we anticipate in the industries and economies in which we operate and other information that is not historical information. When used in this Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and, variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in this Form 10-Q and our Form 10-K for the fiscal year ended September 24, 2011 including the factors described in the sections entitled “Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	the success of our transformational change initiative;

•	disruptions in our business as we implement our transformational change initiative and the resulting consequences to our business and results of operations;

•	seasonality and fluctuations in our operating results and cash flow;

•	fluctuations in market prices for seeds and grains and other raw materials and our ability to pass-through cost increases in a timely manner;

•	declines in consumer spending during economic downturns;

•	inflation, deflation and other adverse macro-economic conditions;

•	supply shortages in small animals and pet birds;

•	adverse weather conditions;

•	fluctuations in energy prices, fuel and related petrochemical costs;

•	access to and cost of additional capital

•	dependence on a small number of customers for a significant portion of our business;

•	consolidation trends in the retail industry;

•	uncertainty about new product innovations and marketing programs;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	dependence upon our key executive officers;

•	implementation of a new enterprise resource planning information technology system;

•	our ability to protect our intellectual property rights;

•	potential environmental liabilities;

•	risk associated with international sourcing;

•	litigation and product liability claims;

•	regulatory issues, including product recalls;

•	the voting power associated with our Class B stock; and

•	potential dilution from issuance of additional shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Unaudited

			(See Note 1)
	March 26, 2011	March 24, 2012	September 24, 2011
ASSETS
Current assets:
Cash and cash equivalents	$11,186	$10,281	$12,031
Short term investments	15,320	17,820	17,820
Accounts receivable (less allowance for doubtful accounts of $17,211, $15,580 and $15,590)	327,090	309,299	195,417
Inventories	381,815	380,812	329,546
Prepaid expenses and other	43,655	47,727	47,772

Total current assets	779,066	765,939	602,586
Land, buildings, improvements and equipment—net	169,731	182,569	176,402
Goodwill	209,548	210,223	210,223
Other intangible assets—net	87,073	82,100	84,526
Deferred income taxes and other assets	27,139	19,243	19,266

Total	$1,272,557	$1,260,074	$1,093,003

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$163,622	$150,605	116,524
Accrued expenses	84,415	75,004	75,128
Current portion of long-term debt	120	339	279

Total current liabilities	248,157	225,948	191,931
Long-term debt	517,134	566,603	435,330
Other long-term obligations	3,890	18,576	8,960
Equity:
Common stock, $.01 par value: 14,856,703, 12,252,443 and 12,949,593 shares outstanding at March 26,2011, March 24, 2012 and September 24, 2011	149	123	129
Class A common stock, $.01 par value: 39,955,882, 34,325,662 and 35,941,360 shares outstanding at March 26, 2011, March 24, 2012 and September 24, 2011	399	343	359
Class B stock, $.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	443,169	379,902	396,208
Accumulated earnings	57,952	67,078	59,045
Accumulated other comprehensive income	1,235	1,312	1,019

Total Central Garden & Pet Company shareholders’ equity	502,920	448,774	456,776
Noncontrolling interest	456	173	6

Total equity	503,376	448,947	456,782

Total	$1,272,557	$1,260,074	$1,093,003

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 26, 2011	March 24, 2012	March 26, 2011	March 24, 2012
Net sales	$485,724	$466,903	$767,443	$768,969
Cost of goods sold and occupancy	322,455	319,207	521,117	540,535

Gross profit	163,269	147,696	246,326	228,434
Selling, general and administrative expenses	103,639	102,474	193,179	194,492

Income from operations	59,630	45,222	53,147	33,942
Interest expense	(9,343)	(10,468)	(18,382)	(20,015)
Interest income	60	28	193	56
Other income (expense)	204	(7)	(202)	(121)

Income before income taxes and noncontrolling interest	50,551	34,775	34,756	13,862
Income taxes	18,190	12,808	12,073	5,162

Income including noncontrolling interest	32,361	21,967	22,683	8,700
Net income attributable to noncontrolling interest	595	344	509	167

Net income attributable to Central Garden & Pet Company	$31,766	$21,623	$22,174	$8,533

Net income per share attributable to Central Garden & Pet Company:
Basic	$0.55	$0.46	$0.37	$0.18

Diluted	$0.54	$0.45	$0.37	$0.18

Weighted average shares used in the computation of net income per share:
Basic	57,955	47,343	59,447	47,576
Diluted	58,433	48,036	59,961	48,191

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 26, 2011	March 24, 2012
Cash flows from operating activities:
Net income	$22,683	$8,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,210	15,052
Stock-based compensation	3,468	3,664
Excess tax benefits from stock-based awards	(412)	(199)
Deferred income taxes	8,557	8,618
Loss (gain) on sale of property and equipment	(28)	2
Change in assets and liabilities:
Accounts receivable	(131,043)	(113,758)
Inventories	(83,748)	(51,060)
Prepaid expenses and other assets	6,946	2,706
Accounts payable	54,397	32,653
Accrued expenses	(700)	158
Other long-term obligations	(551)	18

Net cash used by operating activities	(106,221)	(93,446)

Cash flows from investing activities:
Additions to property and equipment	(13,813)	(16,968)
Payments to acquire companies, net of cash acquired	(24,202)	0

Net cash used in investing activities	(38,015)	(16,968)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount	0	49,264
Repayments of long-term debt	(132)	(177)
Borrowings under revolving line of credit	238,000	254,000
Repayments under revolving line of credit	(121,000)	(172,000)
Proceeds from issuance of common stock	641	396
Repurchase of common stock	(52,509)	(21,689)
Distribution to noncontrolling interest	(1,500)	0
Excess tax benefits from stock-based awards	412	199
Payment of financing costs	0	(1,488)

Net cash provided by (used in) financing activities	63,912	108,505
Effect of exchange rate changes on cash and cash equivalents	50	159

Net decrease in cash and cash equivalents	(80,274)	(1,750)
Cash and equivalents at beginning of period	91,460	12,031

Cash and equivalents at end of period	$11,186	$10,281

Supplemental information:
Cash paid for interest	$18,165	$19,632

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended March 24, 2012

(unaudited)

1. Basis of Presentation

The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of March 26, 2011 and March 24, 2012, the condensed consolidated statements of operations for the three and six months ended March 26, 2011 and March 24, 2012, and the condensed consolidated statements of cash flows for the six months ended March 26, 2011 and March 24, 2012 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

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

Due to the seasonal nature of the Company’s garden business, the results of operations for the three and six month periods ended March 26, 2011 and March 24, 2012 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2011 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission, as well as other subsequent Securities and Exchange Commission filings. The September 24, 2011 balance sheet presented herein was derived from the audited statements.

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

The Company does not perform the assessments required to achieve hedge accounting for commodity derivative positions. Accordingly, the changes in the values of these derivatives are recorded currently in cost of sales in its condensed consolidated statements of operations. As of March 24, 2012, the notional amount of these contracts was not significant.

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

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles – Goodwill and Other (Topic 350) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010 and was effective for the Company on September 25, 2011. The adoption of this ASU had no impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued an update to ASU No. 2011-05, ASU No. 2011-12, which was issued to defer the effective date for amendments to the reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05. ASU No. 2011-05 and the amendments in ASU No. 2011-12 are effective for fiscal years and interim periods within those years, beginning after December 15, 2011 and will be effective for the Company on September 30, 2012. The guidance will be applied retrospectively. This amendment will change the manner in which the Company presents comprehensive income. The Company is in the process of evaluating the impact on its consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, which amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The guidance is effective for fiscal years beginning after December 15, 2011, and will be effective for the Company on September 30, 2012. The Company has determined that this new guidance will not have a material impact on its consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had short term investments, consisting of bank certificates of deposit, measured at fair value under Level 2 inputs in the fair value hierarchy, as of March 24, 2012. The Company had no other significant financial assets or liabilities on the balance sheet that were measured at fair value as of March 24, 2012.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the period ended March 24, 2012, the Company was not required to measure any significant non-financial assets and liabilities at fair value.

3. Financial Instruments

The Company’s financial instruments include cash and equivalents, short term investments consisting of a bank certificate of deposit, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of the Company’s $450 million 8.25 % senior subordinated notes due 2018 as of March 24, 2012 was $462.4 million, compared to a carrying value of $449.3 million, net of unamortized discount of $0.7 million. The estimated fair value is based on quoted market prices for these notes. See Note 6, Long Term Debt, for additional information.

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

Contingent performance payments of $1.0 million were paid in fiscal 2011 for previous acquisitions and recorded as goodwill.

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

5. Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
March 24, 2012
Marketing-related intangible assets – amortizable	$12.3	$(6.9)	$0	$5.4
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	71.9	(6.9)	(16.9)	48.1

Customer-related intangible assets – amortizable	42.7	(14.2)	0	28.5

Other acquired intangible assets – amortizable	10.8	(5.3)	0	5.5
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	12.0	(5.3)	(1.2)	5.5

Total other intangible assets	$126.6	$(26.4)	$(18.1)	$82.1

March 26, 2011
Marketing-related intangible assets – amortizable	$12.3	$(5.6)	$0	$6.7
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	71.9	(5.6)	(16.9)	49.4

Customer-related intangible assets – amortizable	41.6	(11.9)	0	29.7

Other acquired intangible assets – amortizable	11.9	(3.9)	0	8.0
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	13.1	(3.9)	(1.2)	8.0

Total other intangible assets	$126.6	$(21.4)	$(18.1)	$87.1

September 24, 2011
Marketing-related intangible assets – amortizable	$12.3	$(6.3)	$0	$6.0
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	71.9	(6.3)	(16.9)	48.7

Customer-related intangible assets – amortizable	42.7	(13.0)	0	29.7

Other acquired intangible assets – amortizable	10.8	(4.7)	0	6.1
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	12.0	(4.7)	(1.2)	6.1

Total other intangible assets	$126.6	$(24.0)	$(18.1)	$84.5

Other intangible assets acquired include contract-based and technology-based intangible assets.

On February 28, 2011, the Company acquired approximately $2.7 million of identified customer related and other intangible assets as part of its acquisition of certain assets of a privately-held maker of premium fertilizer. These assets are included under the caption, “Other acquired intangible assets – amortizable” in the table above as of March 26, 2011, as final valuation was pending.

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

The Company is currently amortizing its acquired intangible assets with definite lives; over weighted average remaining lives of eight years for marketing-related intangibles, 18 years for customer-related intangibles and six years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $1.4 million for each of the three month periods ended March 24, 2012 and March 26, 2011, and $2.4 million for each of the six month periods ended March 24, 2012 and March 26, 2011, respectively, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $4 million per year from fiscal 2012 through fiscal 2016.

6. Long-Term Debt

Long-term debt consists of the following:

	March 24, 2012	September 24, 2011
	(in thousands)
Senior subordinated notes, net of unamortized discount(1), interest at 8.25%, payable semi-annually, principal due March 2018	$449,263	$400,000
Revolving credit facility, interest at Alternate Base Rate plus a margin of 0.75% to 1.75%, or LIBOR plus a margin of 1.75% to 2.75%, final maturity June 2016	117,000	35,000
Other notes payable	679	609

Total	566,942	435,609
Less current portion	(339)	(279)

Long-term portion	$566,603	$435,330

(1)	Represents unamortized original issue discount of $737,000 as of March 24, 2012, which is amortizable until March 2018.

Senior Credit Facility

On June 8, 2011, the Company amended its $275 million, five-year senior secured revolving credit facility (the “Credit Facility”) included in its Amended and Restated Credit Agreement (the “Credit Agreement”). Under the modified terms, the Credit Facility has a borrowing capacity of $375 million, an increase of $100 million, and an extension of maturity date by approximately one year, to June 2016. As amended, the Credit Facility bears lower interest rates and commitment fees and requires less interest coverage. The Company continues to have the option to increase the size of the Credit Facility by an additional $200 million of incremental term loans and/or revolving loans should it exercise its option and one or more lenders are willing to make such increased amounts available to it. There was an outstanding balance of $117.0 million as of March 24, 2012 under the Credit Facility. There were no letters of credit outstanding under the Credit Facility as of March 24, 2012. As of March 24, 2012, there were $258.0 million of unused commitments under the Credit Facility or, after giving effect to the financial covenants in the Credit Agreement, $116.2 million of unused commitments.

Interest on the amended Credit Facility is based, at the Company’s option, on a rate equal to the Alternate Base Rate (ABR), which is the greatest of the prime rate, the Federal Funds rate plus  1/2 of 1% or one month LIBOR plus 1%, plus a margin, which fluctuates from 0.75% to 1.75%, or LIBOR plus a margin, which fluctuates from 1.75% to 2.75% and commitment fees that range from 0.30% to 0.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of March 24, 2012, the applicable interest rate on the Credit Facility related to alternate base rate borrowings was 5.0%, and the applicable interest rate related to LIBOR rate borrowings was 3.0%.

The Credit Facility is guaranteed by the Company’s material subsidiaries and is secured by the Company’s assets, excluding real property but including substantially all of the capital stock of the Company’s subsidiaries. The Credit Agreement contains certain financial and other covenants which require the Company to maintain minimum levels of interest coverage and maximum levels of senior debt to EBITDA and that restrict the Company’s ability to repurchase its stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Credit Facility. Under the terms of the Company’s Credit Facility, it may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount initially not to exceed $200 million over the life of the Credit Facility, subject to qualifications and baskets as defined in the Credit Agreement. As of March 24, 2012, the Company’s Total Leverage Ratio, as defined in the Credit Agreement, was 5.5 to 1.0, and the Company’s Senior Secured Leverage Ratio, as defined in the Credit Agreement with a maximum of 2.0 to 1.0, was 1.1 to 1.0. The Company’s minimum Interest Coverage Ratio was reduced to 2.50 times, from 2.75 times as part of the modification of the Credit Facility. As of March 24, 2012, the Company’s Interest Coverage ratio was 2.8 times. Apart from the covenants limiting restricted payments and capital expenditures, the Credit Facility does not restrict the use of retained earnings or net income. The Company was in compliance with all financial covenants as of March 24, 2012.

Senior Subordinated Notes

On March 8, 2010, the Company issued $400 million aggregate principal amount of 8.25% senior subordinated notes due March 1, 2018 (the “2018 Notes”).

On February 8, 2012, the Company issued an additional $50 million aggregate principal amount of its 2018 Notes at a price of 98.501%, plus accrued interest from September 1, 2011, in a private placement. The Company used the net proceeds from the offering to pay a portion of the outstanding balance under its Credit Facility.

The Company incurred approximately $1.5 million of debt issuance costs in conjunction with this offering, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs are being amortized over the remaining term of the 2018 notes.

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

The 2018 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments.

7. Supplemental Equity and Comprehensive Income Information

The following table summarizes the allocation of total comprehensive income between controlling and noncontrolling interests for the six months ended March 24, 2012 and March 26, 2011:

	$00,000	$00,000	$00,000
	Six Months Ended March 24, 2012
(in thousands)	Controlling Interest	Noncontrolling Interest	Total
Net income	$8,533	$167	$8,700
Other comprehensive income:
Foreign currency translation	293	0	293

Total comprehensive income	$8,826	$167	$8,993

	$00,000	$00,000	$00,000
	Six Months Ended March 26, 2011
(in thousands)	Controlling Interest	Noncontrolling Interest	Total
Net income	$22,174	$509	$22,683
Other comprehensive income:
Foreign currency translation	291	0	291

Total comprehensive income	$22,465	$509	$22,974

The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest for the six months ended March 24, 2012 and March 26, 2011:

	Controlling Interest							Noncontrolling Interest	Total
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance September 24, 2011	$129	$359	$16	$396,208	$59,045	$1,019	$456,776	$6	$456,782
Comprehensive income					8,533	293	8,826	167	8,993
Stock based compensation				2,656			2,656		2,656
Restricted share activity		1		398			399		399
Issuance of common stock		2		799			801		801
Repurchase of common stock	(6)	(19)		(20,358)	(500)		(20,883)		(20,883)
Distributions to noncontrolling interest								0	0
Tax benefit on stock option exercise				199			199		199

Balance March 24, 2012	$123	$343	$16	$379,902	$67,078	$1,312	$448,774	$173	$448,947

	Controlling Interest							Noncontrolling Interest	Total
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance September 25, 2010	$163	$437	$16	$483,817	$45,319	$944	$530,696	$1,447	$532,143
Comprehensive income					22,174	291	22,465	509	22,974
Stock based compensation				2,561			2,561		2,561
Restricted share activity				(156)			(156)		(156)
Issuance of common stock		4		848			852		852
Repurchase of common stock	(14)	(42)		(44,313)	(9,541)		(53,910)		(53,910)
Distributions to noncontrolling interest								(1,500)	(1,500)
Tax benefit on stock option exercise				412			412		412

Balance March 26, 2011	$149	$399	$16	$443,169	$57,952	$1,235	$502,920	$456	$503,376

8. Stock-Based Compensation

The Company recognized share-based compensation expense of $3.7 million and $3.5 million for the six month periods ended March 24, 2012 and March 26, 2011, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the six month periods ended March 24, 2012 and March 26, 2011 was $1.4 million and $1.3 million, respectively.

9. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	Three Months Ended March 24, 2012			Six Months Ended March 24, 2012
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$21,623	47,343	$0.46	$8,533	47,576	$0.18

Effect of dilutive securities:
Options to purchase common stock		463	(0.01)		408	0
Restricted shares		230	0		207	0
Diluted EPS:

Net income available to common shareholders	$21,623	48,036	$0.45	$8,533	48,191	$0.18

	Three Months Ended March 26, 2011			Six Months Ended March 26, 2011
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$31,766	57,955	$0.55	$22,174	59,447	$0.37

Effect of dilutive securities:
Options to purchase common stock		346	(0.01)		378	0
Restricted shares		132	0		136	0
Diluted EPS:

Net income available to common shareholders	$31,766	58,433	$0.54	$22,174	59,961	$0.37

Options to purchase 11.5 million shares of common stock at prices ranging from $4.60 to $17.99 per share were outstanding at March 24, 2012 and options to purchase 10.4 million shares of common stock at prices ranging from $4.60 to $17.99 per share were outstanding at March 26, 2011.

For the three month periods ended March 24, 2012 and March 26, 2011, options to purchase 9.2 and 7.3 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

For the six month period ended March 24, 2012 and March 26, 2011, options to purchase 9.7 and 7.3 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

	$000,000	$000,000	$000,000	$000,000
	Three Months Ended		Six Months Ended
	March 26, 2011	March 24, 2012	March 26, 2011	March 24, 2012
Net sales:
Pet Products	$225,408	$222,487	$412,208	$421,769
Garden Products	260,316	244,416	355,235	347,200

Total net sales	$485,724	$466,903	$767,443	$768,969

Income from operations:
Pet Products	$23,355	$21,010	$34,764	$30,699
Garden Products	46,921	36,615	38,938	25,530
Corporate	(10,646)	(12,403)	(20,555)	(22,287)

Total income from operations	59,630	45,222	53,147	33,942

Interest expense – net	(9,283)	(10,440)	(18,189)	(19,959)
Other income (expense)	204	(7)	(202)	(121)
Income taxes	18,190	12,808	12,073	5,162

Income including noncontrolling interest	32,361	21,967	22,683	8,700
Net income attributable to noncontrolling interest	595	344	509	167

Net income attributable to Central Garden & Pet Company	$31,766	$21,623	$22,174	$8,533

Depreciation and amortization:
Pet Products	$3,673	$3,616	$7,341	$7,202
Garden Products	1,493	1,590	2,923	3,138
Corporate	1,999	2,402	3,946	4,712

Total depreciation and amortization	$7,165	$7,608	$14,210	$15,052

	$000,000	$000,000	$000,000	$000,000
	March 26, 2011	March 24, 2012	September 24, 2012
Assets:
Pet Products	$427,530	$422,035	$396,637
Garden Products	526,094	496,003	350,234
Corporate	318,933	342,036	346,132

Total assets	$1,272,557	$1,260,074	$1,093,003

Goodwill (included in corporate assets above):
Pet Products	$201,639	$202,513	$202,514
Garden Products	7,909	7,710	7,709

Total goodwill	$209,548	$210,223	$210,223

11. Consolidating Condensed Financial Information of Guarantor Subsidiaries

Certain 100% wholly-owned subsidiaries of the Company (as listed below, collectively the “Guarantor Subsidiaries”) have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest on the Company’s $450 million 8.25% Senior Subordinated Notes (the “Notes”) due March 1, 2018. Certain subsidiaries and operating divisions are not guarantors of the Notes and have been included in the financial results of the Parent in the information below. These Non-Guarantor entities are not material to the Parent. Those subsidiaries that are guarantors and co-obligors of the Notes are as follows:

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended March 24, 2012 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$152,613	$338,459	$(24,169)	$466,903
Cost of products sold and occupancy	107,995	235,381	(24,169)	319,207

Gross profit	44,618	103,078	0	147,696
Selling, general and administrative expenses	33,367	69,107	0	102,474

Income from operations	11,251	33,971	0	45,222
Interest – net	(10,440)	0	0	(10,440)
Other income (loss)	(1,376)	1,369	0	(7)

Income (loss) before income taxes	(565)	35,340	0	34,775
Income taxes (tax benefit)	(228)	13,036	0	12,808

Income (loss) including noncontrolling interest	(337)	22,304	0	21,967
Income attributable to noncontrolling interest	344	0	0	344

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(681)	22,304	0	21,623

Equity in undistributed income of guarantor subsidiaries	22,304	0	(22,304)	0

Net income attributable to Central Garden & Pet Co.	$21,623	$22,304	$(22,304)	$21,623

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended March 26, 2011 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$141,665	$392,255	$(48,196)	$485,724
Cost of products sold and occupancy	100,009	270,642	(48,196)	322,455

Gross profit	41,656	121,613	0	163,269
Selling, general and administrative expenses	32,310	71,329	0	103,639

Income from operations	9,346	50,284	0	59,630
Interest – net	(9,384)	101	0	(9,283)
Other income (loss)	(2,381)	2,585	0	204

Income (loss) before income taxes	(2,419)	52,970	0	50,551
Income taxes (tax benefit)	(248)	18,438	0	18,190

Income (loss) including noncontrolling interest	(2,171)	34,532	0	32,361
Income attributable to noncontrolling interest	595	0	0	595

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(2,766)	34,532	0	31,766
Equity in undistributed income of guarantor subsidiaries	34,532	0	(34,532)	0

Net income attributable to Central Garden & Pet Co.	$31,766	$34,532	$(34,532)	$31,766

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Six Months Ended March 24, 2012 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$254,385	$553,855	$(39,271)	$768,969
Cost of products sold and occupancy	186,903	392,903	(39,271)	540,535

Gross profit	67,482	160,952	0	228,434
Selling, general and administrative expenses	62,062	132,430	0	194,492

Income from operations	5,420	28,522	0	33,942
Interest – net	(20,042)	83	0	(19,959)
Other income (expense)	(667)	546	0	(121)

Income (loss) before income taxes	(15,289)	29,151	0	13,862
Income tax (tax benefit)	(5,601)	10,763	0	5,162

Income (loss) including noncontrolling interest	(9,688)	18,388	0	8,700
Income attributable to noncontrolling interest	167	0	0	167

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(9,855)	18,388	0	8,533
Equity in undistributed income of guarantor subsidiaries	18,388	0	(18,388)	0

Net income attributable to Central Garden & Pet Co.	$8,533	$18,388	$(18,388)	$8,533

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Six Months Ended March 26, 2011 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$235,168	$607,911	$(75,636)	$767,443
Cost of products sold and occupancy	171,462	425,291	(75,636)	521,117

Gross profit	63,706	182,620	0	246,326
Selling, general and administrative expenses	59,409	133,770	0	193,179

Income from operations	4,297	48,850	0	53,147
Interest – net	(18,356)	167	0	(18,189)
Other income (expense)	(2,035)	1,833	0	(202)

Income (loss) before income taxes	(16,094)	50,850	0	34,756
Income tax (tax benefit)	(5,537)	17,610	0	12,073

Income (loss) including noncontrolling interest	(10,557)	33,240	0	22,683
Income attributable to noncontrolling interest	509	0	0	509

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(11,066)	33,240	0	22,174
Equity in undistributed income of guarantor subsidiaries	33,240	0	(33,240)	0

Net income attributable to Central Garden & Pet Co.	$22,174	$33,240	$(33,240)	$22,174

	CONSOLIDATING CONDENSED BALANCE SHEET March 26, 2011 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$9,929	$1,257	$0	$11,186
Short term investments	15,320	0	0	15,320
Accounts receivable, net	114,214	233,996	(21,120)	327,090
Inventories	132,312	249,503	0	381,815
Prepaid expenses and other assets	21,086	22,569	0	43,655

Total current assets	292,861	507,325	(21,120)	779,066
Land, buildings, improvements and equipment, net	67,711	102,020	0	169,731
Goodwill	0	209,548	0	209,548
Investment in guarantors	733,320	0	(733,320)	0
Deferred income taxes and other assets	31,442	82,770	0	114,212

Total	$1,125,334	$901,663	$(754,440)	$1,272,557

LIABILITIES AND EQUITY
Accounts payable	$62,849	$121,893	$(21,120)	$163,622
Accrued expenses and other current liabilities	39,765	44,770	0	84,535

Total current liabilities	102,614	166,663	(21,120)	248,157
Long-term debt	517,073	61	0	517,134
Other long-term obligations	2,271	1,619	0	3,890
Shareholders’ equity attributable to Central Garden & Pet Co.	502,920	733,320	(733,320)	502,920
Noncontrolling interest	456	0	0	456

Total equity	503,376	733,320	(733,320)	503,376

Total	$1,125,334	$901,663	$(754,440)	$1,272,557

	CONSOLIDATING CONDENSED BALANCE SHEET March 24, 2012 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$7,960	$2,321	$0	$10,281
Short term investments	17,820	0	0	17,820
Accounts receivable, net	101,502	219,041	(11,244)	309,299
Inventories	120,463	260,349	0	380,812
Prepaid expenses and other assets	25,860	21,867	0	47,727

Total current assets	273,605	503,578	(11,244)	765,939
Land, buildings, improvements and equipment, net	76,292	106,277	0	182,569
Goodwill	0	210,223	0	210,223
Investment in guarantors	724,180	0	(724,180)	0
Deferred income taxes and other assets	41,137	60,206	0	101,343

Total	$1,115,214	$880,284	$(735,424)	$1,260,074

LIABILITIES AND EQUITY
Accounts payable	$46,300	$115,549	$(11,244)	$150,605
Accrued expenses and other current liabilities	36,661	38,682	0	75,343

Total current liabilities	82,961	154,231	(11,244)	225,948
Long-term debt	566,434	169	0	566,603
Other long-term obligations	16,872	1,704	0	18,576
Shareholders’ equity attributable to Central Garden & Pet Co.	448,774	724,180	(724,180)	448,774
Noncontrolling interest	173	0	0	173

Total equity	448,947	724,180	(724,180)	448,947

Total	$1,115,214	$880,284	$(735,424)	$1,260,074

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Six Months Ended March 24, 2012 ( in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used by operating activities	$(24,798)	$(50,260)	$(18,388)	$(93,446)

Additions to property and equipment	(8,357)	(8,611)	0	(16,968)
Investment in guarantor subsidiaries	(78,304)	59,916	18,388	0

Net cash provided (used) by investing activities	(86,661)	51,305	18,388	(16,968)

Repayments of long-term debt	(117)	(60)	0	(177)
Borrowings under revolving line of credit	254,000	0	0	254,000
Repayments under revolving line of credit	(172,000)	0	0	(172,000)
Issuance of long-term debt	49,264	0	0	49,264
Repurchase of common stock	(21,689)	0	0	(21,689)
Payment of financing costs	(1,488)	0	0	(1,488)
Proceeds from issuance of common stock	396	0	0	396
Excess tax benefits from stock-based awards	199	0	0	199

Net cash provided (used by) financing activities	108,565	(60)	0	108,505

Effect of exchange rate changes on cash	221	(62)	0	159

Net increase (decrease) in cash and cash equivalents	(2,673)	923	0	(1,750)
Cash and cash equivalents at beginning of period	10,633	1,398	0	12,031

Cash and cash equivalents at end of period	$7,960	$2,321	$0	$10,281

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Six Months Ended March 26, 2011 ( in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used by operating activities	$(13,693)	$(58,654)	$(33,874)	$(106,221)

Additions to property and equipment	(7,266)	(6,547)	0	(13,813)
Businesses acquired, net of cash acquired	(24,202)	0	0	(24,202)
Investment in guarantor subsidiaries	(99,412)	65,538	33,874	0

Net cash provided (used) by investing activities	(130,880)	58,991	33,874	(38,015)

Repayments of long-term debt	(43)	(89)	0	(132)
Borrowings under revolving line of credit	238,000	0	0	238,000
Repayments under revolving line of credit	(121,000)	0	0	(121,000)
Repurchase of common stock	(52,509)	0	0	(52,509)
Proceeds from issuance of common stock	641	0	0	641
Excess tax benefits from stock-based awards	412	0	0	412
Distribution to noncontrolling interest	(1,500)	0	0	(1,500)

Net cash provided (used by) financing activities	64,001	(89)	0	63,912

Effect of exchange rate changes on cash	236	(186)	0	50

Net increase (decrease) in cash and cash equivalents	(80,336)	62	0	(80,274)
Cash and cash equivalents at beginning of period	90,265	1,195	0	91,460

Cash and cash equivalents at end of period	$9,929	$1,257	$0	$11,186

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

Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, ant and other herbicide, insecticide and pesticide products; and decorative outdoor lifestyle and lighting products including pottery, trellises and other wood products and holiday lighting. These products are sold under a number of brand names including AMDRO®, GKI/Bethlehem Lighting®, Grant’s®, Ironite®, Lilly Miller®, Matthews Four SeasonsTM, New England Pottery®, Norcal Pottery®, Pennington®, Over-N-Out®, Sevin®, Smart Seed® and The Rebels®.

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

Recent Developments

Fiscal 2012 Second Quarter Financial Performance—In the second quarter of fiscal 2012, our net income decreased $10.1 million to $21.6 million compared to the second quarter of fiscal 2011. Earnings per share on a fully diluted basis decreased from $0.54 in the prior year quarter to $0.45 in the current year quarter. Our revenues decreased approximately $18.8 million and income from operations decreased approximately $14.4 million from the prior year quarter. The decreases in revenues and operating income were both primarily in our garden operating segment.

While we continue to make progress executing the transformational change initiative we embarked on less than a year ago, we encountered disruptions to our business as we transitioned certain operational activities. During fiscal 2012, we have closed five warehouses and one manufacturing facility and have made changes in other facilities. The operational issues associated with the closures along with other supply issues resulted in execution disruption that delayed fulfilling orders for some customers. These disruptions adversely affected our revenues and operating earnings. We believe these operational issues are short-term and continue to address these issues. Our transformation initiative includes all aspects of our organization, including sales and marketing and supply chain and is a multi-year effort.

Senior Subordinated Notes—In February 2012, we issued an additional $50 million aggregate principal amount of 8.25% senior subordinated notes due 2018 at a price of 98.501% of the principal amount of the notes. The notes are part of a series of 8.25% senior subordinated notes due 2018 issued by the company on March 8, 2010. After completing the offering, the aggregate principal amount of the 8.25% senior subordinated notes due 2018 totals $450 million. We used the net proceeds from the offering to pay a portion of the outstanding balance under our senior secured revolving credit facility.

Results of Operations

Three Months Ended March 24, 2012

Compared with Three Months Ended March 26, 2011

Net Sales

Net sales for the three months ended March 24, 2012 decreased $18.8 million, or 3.9%, to $466.9 million from $485.7 million for the three months ended March 26, 2011. Our branded product sales decreased $25.8 million and sales of other manufacturers’ products increased $7.0 million. Our sales and earnings were impacted by operational disruptions related to our transformational initiative. For example, we consolidated some of our distribution facilities which resulted in delayed shipments, a shipping backlog, and lost sales

Pet Products’ net sales decreased $2.9 million, or 1.3%, to $222.5 million for the three months ended March 24, 2012 from $225.4 million in the comparable fiscal 2011 period. Pet branded product sales decreased $6.2 million, due primarily to a sales decrease of $5.6 million of wild bird feed products, which we believe was due to lower overall sales in the category. Sales of other manufacturers’ products increased approximately $3.3 million compared to the prior year quarter.

Garden Products’ net sales decreased $15.9 million, or 6.1%, to $244.4 million for the three months ended March 24, 2012 from $260.3 million in the comparable fiscal 2011 period. Garden branded product sales decreased $19.6 million, partially offset by an increase of $3.7 million in sales of other manufacturers’ products. Our garden branded sales decreased due primarily to an $8.3 million decrease in wild bird feed sales and a $4.1 million decrease in grass seed.

Gross Profit

Gross profit for the three months ended March 24, 2012 decreased $15.6 million, or 9.5%, to $147.7 million from $163.3 million for the three months ended March 26, 2011. Gross profit as a percentage of net sales declined from 33.6% for the three months ended March 26, 2011 to 31.6% for the three months ended March 24, 2012. Although gross profit as a percentage of net sales decreased in both segments, the decrease was primarily in our garden segment. Both operating segments were impacted by operational disruptions. The decrease in Pet Products was due primarily to lower margins in our Dog and Cat category which was affected by our transformational initiative. The decrease in Garden Products was due primarily to the lower sales and a sales mix shift within both grass seed and garden chemical and controls.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.1 million, or 1.1%, to $102.5 million for the three months ended March 24, 2012 from $103.6 million for the three months ended March 26, 2011. As a percentage of net sales, selling, general and administrative expenses increased to 22.0% for the three months ended March 24, 2012, compared to 21.3% in the comparable prior year quarter due primarily to the decrease in net sales. The decrease in selling, general and administrative expenses, discussed further below, was due to decreased warehouse and administrative expenses.

Selling and delivery expense increased $2.3 million, or 4.2%, from $55.2 million for the three months ended March 26, 2011 to $57.5 million for the three months ended March 24, 2012. The increased expense was due primarily to increased fuel costs, reflected both in common carrier rates and fuel purchases, and additional costs incurred from warehouse consolidation activity and the resulting operational disruption.

Warehouse and administrative expense decreased $3.4 million to $45.0 million for the quarter ended March 24, 2012 from $48.4 million in the quarter ended March 26, 2011 primarily due to decreased payroll related costs arising from headcount reductions and lower accrued variable compensation amounts.

Net Interest Expense

Net interest expense for the three months ended March 24, 2012 increased $1.1 million or 12.5%, to $10.4 million from $9.3 million for the three months ended March 26, 2011. The higher interest expense in the year quarter was due primarily to the higher amount of debt outstanding. Debt outstanding on March 24, 2012 was $566.9 million compared to $517.2 million as of March 26, 2011. In February 2012, we issued an additional $50 million aggregate principal amount of 8.25% senior subordinated notes due 2018 at a price of 98.501% of the principal amount of the notes. The notes are part of a series of 8.25% senior subordinated notes due 2018 issued by the company on March 8, 2010. Our average borrowing rate for the current quarter decreased to 7.6% compared to 8.1% for the prior year quarter.

Other Income

Other income decreased $0.2 million for the quarter ended March 24, 2012. Other income is comprised of income from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses.

Income Taxes

Our effective income tax rate was 36.8% for the quarter ended March 24, 2012 and 36.0% for the quarter ended March 26, 2011. Our 2011 tax rate benefited primarily from additional tax credits in fiscal 2011.

Six Months Ended March 24, 2012

Compared with Six Months Ended March 26, 2011

Net Sales

Net sales for the six months ended March 24, 2012 increased $1.6 million, or 0.2%, to $769.0 million from $767.4 million for the six months ended March 26, 2011. Our branded product sales decreased $9.6 million and sales of other manufacturers’ products increased $11.2 million.

Pet Products’ net sales increased $9.6 million, or 2.3%, to $421.8 million for the six months ended March 24, 2012 from $412.2 million in the comparable fiscal 2011 period. Pet branded product sales decreased $0.2 million from the prior year period, due primarily to a sales decrease of $4.0 million of wild bird feed products and $4.1 million of equine products, due primarily to lower rodenticide sales. These sale decreases were partially offset by increased sales in our dog and cat category. Sales of other manufacturers’ products increased approximately $9.8 million compared to the prior year six month period.

Garden Products’ net sales decreased $8.0 million, or 2.3%, to $347.2 million for the six months ended March 24, 2012 from $355.2 million in the comparable fiscal 2011 period. Garden branded product sales decreased $9.4 million due primarily to a $6.2 million decrease in grass seed. Sales of other manufacturers’ products increased approximately $1.4 million compared to the comparable prior year period.

Gross Profit

Gross profit for the six months ended March 24, 2012 decreased $17.9 million, or 7.3%, to $228.4 million from $246.3 million for the six months ended March 26, 2011. Gross profit as a percentage of net sales declined from 32.1% for the six months ended March 26, 2011 to 29.7% for the six months ended March 24, 2012.

Although gross profit as a percentage of net sales decreased in both segments, the decrease was primarily in our garden segment. Both operating segments were impacted by some operational disruption. Additionally, both gross profit and gross margin decreased in our Pet Products and Garden Products operating segments. Pet Products was due primarily to a mix shift with lower sales of higher margin products and higher input costs. Garden Products was due primarily to the overall lower sales volume and lower sales of our higher margin grass seed and higher input and production costs in garden chemical and controls.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.3 million, or 0.7%, to $194.5 million for the six months ended March 24, 2012 from $193.2 million for the six months ended March 26, 2011. As a percentage of net sales, selling, general and administrative expenses increased to 25.3% for the six months ended March 24, 2012, compared to 25.2% in the comparable prior year six month period. The increase in selling, general and administrative expenses, discussed further below, was due to increased selling and delivery expenses.

Selling and delivery expense increased $4.2 million, or 4.1%, from $101.6 million for the six months ended March 26, 2011 to $105.8 million for the six months ended March 24, 2012. The increased expense was due primarily to increased fuel costs, reflected both in common carrier rates and fuel purchases, and additional costs incurred from warehouse consolidation activity and the resulting operational disruption.

Warehouse and administrative expense decreased $2.9 million to $88.7 million for the six months ended March 24, 2012 from $91.6 million in the six months ended March 26, 2011 due primarily to decreased payroll related costs from headcount reductions and lower accrued variable compensation amounts.

Net Interest Expense

Net interest expense for the six months ended March 24, 2012 increased $1.8 million or 9.7%, to $20.0 million from $18.2 million for the six months ended March 26, 2011. The increase in interest expense resulted from increased borrowings in the current fiscal year. Debt outstanding on March 24, 2012 was $566.9 million compared to $517.2 million as of March 26, 2011. In February 2012, we issued an additional $50 million aggregate principal amount of 8.25% senior subordinated notes due 2018 at a price of 98.501% of the principal amount of the notes. The notes are part of a series of 8.25% senior subordinated notes due 2018 issued by the company on March 8, 2010. Our average borrowing rate for the six months ended March 24, 2012 was 7.9% compared to 8.4% for the prior year quarter.

Other Expense

Other expense decreased $0.1 million from an expense of $0.2 million for the six months ended March 26, 2011, to a $0.1 million expense for the six months ended March 24, 2012. Other expense is comprised of income from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses.

Income Taxes

Our effective income tax rate was 37.2% for the six months ended March 24, 2012 and 34.7% for the six months ended March 26, 2011. Our 2011 tax rate benefited primarily from additional tax credits in fiscal 2011.

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

In fiscal 2011, our business was negatively impacted by consumer confidence, as well as other macro-economic factors. In fiscal 2011, we were impacted by rapidly rising raw materials costs. We are continuing to seek selective price increases to mitigate the impact of the increase in raw materials costs.

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

Net cash used in operating activities decreased $12.8 million, from $106.2 million for the six months ended March 26, 2011, to $93.4 million for the six months ended March 24, 2012 due primarily to lower accounts receivable and inventory balances, partially offset by a lower accounts payable balance and lower earnings in the current year.

Net cash used in investing activities decreased $21.0 million, from $38.0 million for the six months ended March 26, 2011 to $17.0 million during the six months ended March 24, 2012. The decrease in cash used in investing activities was due primarily to our acquisition of certain assets of a privately-held maker of premium fertilizer for the professional and retail markets for approximately $23 million in cash in our Garden Products business in the prior year period.

Net cash provided by financing activities increased $44.6 million, from $63.9 million for the six months ended March 26, 2011, to $108.5 million for the six months ended March 24, 2012. The increase in cash provided was due to our private placement of an additional $50 million aggregate principal of our 2018 Notes during the second quarter of fiscal 2012, lower net borrowings under our revolving credit facility in the current year compared to the prior year period, and lower repurchases of our common stock during the six months ended March 24, 2012. The aggregate cost of our share repurchases for the six months ended March 24, 2012 was $20.9 million, compared to $53.9 million for the six months ended March 26, 2011.

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

Senior Credit Facility

On June 8, 2011, we amended our $275 million, five-year senior secured revolving credit facility (the “Credit Facility”) included in our Amended and Restated Credit Agreement (the “Credit Agreement”). Under the modified terms, the Credit Facility has a borrowing capacity of $375 million, an increase of $100 million, and an extension of maturity date by approximately one year, to June 2016. The Credit Facility bears lower interest rates and commitment fees and requires less interest coverage. We continue to have the option to increase the size of the Credit Facility by an additional $200 million of incremental term loans and/or revolving loans should we exercise our option and one or more lenders are willing to make such increased amounts available to us. There was an outstanding balance of $117.0 million as of March 24, 2012 under the Credit Facility. There were no letters of credit outstanding under the Credit Facility as of March 24, 2012. As of March 24, 2012, there were $258.0 million of unused commitments under the Credit Facility or, after giving effect to the financial covenants in the Credit Agreement, $116.2 million of unused commitments.

Interest on the amended Credit Facility is based, at our option, on a rate equal to the Alternate Base Rate (ABR), which is the greatest of the prime rate, the Federal Funds rate plus  1/2 of 1% or one month LIBOR plus 1%, plus a margin, which fluctuates from 0.75% to 1.75%, or LIBOR plus a margin, which fluctuates from 1.75% to 2.75% and commitment fees that range from 0.30% to 0.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of March 24, 2012, the applicable interest rate on the Credit Facility related to alternate base rate borrowings was 5.0%, and the applicable interest rate related to LIBOR rate borrowings was 3.0%.

The Credit Facility is guaranteed by our material subsidiaries and is secured by our assets, excluding real property but including substantially all of the capital stock of our subsidiaries. The Credit Agreement contains certain financial and other covenants which require us to maintain minimum levels of interest coverage and maximum levels of senior debt to EBITDA and that restrict our ability to repurchase our stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Credit Facility. Under the terms of the Credit Facility, we may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount initially not to exceed $200 million over the life of the Credit Facility, subject to qualifications and baskets as defined in the Credit Agreement. As of March 24, 2012, our Total Leverage Ratio, as defined in the Credit Agreement, was 5.5 to 1.0, and our Senior Secured Leverage Ratio, as defined in the Credit Agreement with a maximum of 2.25 to 1.0, was 1.1 to 1.0. Our minimum Interest Coverage Ratio was reduced to 2.50 times, from 2.75 times as part of the modification of the Credit Facility. As of March 24, 2012, our Interest Coverage ratio was 2.8 times. Apart from the covenants limiting restricted payments and capital expenditures, the Credit Facility does not restrict the use of retained earnings or net income. We were in compliance with all financial covenants as of March 24, 2012.

Senior Subordinated Notes

On March 8, 2010, we issued $400 million aggregate principal amount of 8.25% senior subordinated notes due March 1, 2018 (the “2018 Notes”).

On February 8, 2012, we issued an additional $50 million aggregate principal amount of our 2018 Notes at a price of 98.501%, plus accrued interest from September 1, 2011, in a private placement. We used the net proceeds from the offering to pay a portion of the outstanding balance under our Credit Facility.

We incurred approximately $1.5 million of debt issuance costs in conjunction with this offering, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs are being amortized over the remaining term of the 2018 notes.

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

At March 24, 2012, our total debt outstanding was $566.9 million versus $517.2 million at March 26, 2011 and cash and short term investment balances for the same periods were $28.1 million and $26.5 million, respectively.

Off-Balance Sheet Arrangements

There have been no material changes to the information provided in our Annual Report on Form 10-K for the fiscal year ended September 24, 2011 regarding off-balance sheet arrangements.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 24, 2011 except for our issuance of $50 million of 2018 Notes.

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

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of March 24, 2012.

(b) Changes in Internal Control Over Financial Reporting. Central’s management, with the participation of Central’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Central’s internal control over financial reporting occurred during the quarter ended March 24, 2012. Based on that evaluation, management concluded that there has been no change in Central’s internal control over financial reporting during the quarter ended March 24, 2012 that has materially affected, or is reasonably likely to materially affect, Central’s internal control over financial reporting.

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

Issues with products may lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, regulatory actions by governmental authorities that could divert resources, affect business operations, decrease sales, increase costs, and put us at a competitive disadvantage, any of which could have a significant adverse effect on our financial condition.

We have experienced, and may in the future experience, issues with products that may lead to product liability, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. For example, during 2012, we have experienced two unrelated recalls relating to one batch of baby bird feed products and a separate lot of mice, rat and hamster feed. To date, we do not expect the costs related to these recalls to be material to our results of operations. However, since these recalls were only recently discovered, we cannot be certain of their ultimate impact on our business or financial results. The recalls or future recalls could result in increased governmental scrutiny, reputational harm, reduced demand by consumers for our products, decreased willingness by retailer customers to purchase or provide marketing support for those products, absence or increased cost of insurance, or additional safety and testing requirements. Such results could divert development and management resources, adversely affect our business operations, decrease sales, increase legal fees and other costs, and put us at a competitive disadvantage compared to other manufacturers not affected by similar issues with products, any of which could have a significant adverse effect on our financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended March 24, 2012 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
December 25, 2011 – January 28, 2012	1,836	(2)	$9.54	–	$51,595,000
January 29, 2012 – February 25, 2012	7,704	(2)	$9.36	–	–
February 26, 2012 – March 24, 2012	12,171	(2)	$9.25	–	–

Total	21,711		$9.31	–	$51,595,000

(1)	During the third quarter of fiscal 2011, our Board of Directors authorized a new $100 million share repurchase program. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility and indenture that restrict our ability to repurchase our stock.
(2)	Shares purchased during the period indicated represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

4.1	Second Supplemental Indenture, dated as of February 13, 2012, among the Company, certain subsidiary guarantors parties thereto, and Wells Fargo Bank, National Association, as trustee (Incorporated by reference from Exhibit 4.1 to the Company Form 8-K filed February 15, 2012).

10.1	Registration Rights Agreement, dated February 13, 2012, among the Company, certain subsidiary guarantors parties thereto, and the Initial Purchasers (Incorporated by reference from Exhibit 10.1 to the Company Form 8-K filed February 15, 2012).

10.2	2003 Omnibus Equity Incentive Plan, as amended and restated effective February 13, 2012 (Incorporated by reference from Exhibit 10.2 to the Company Form 8-K filed February 15, 2012).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: May 3, 2012

/s/ WILLIAM E. BROWN
William E. Brown
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ LORI A. VARLAS
Lori A. Varlas
Chief Financial Officer (Principal Financial Officer)