Form 10-Q
period 2012-06-23
CENTRAL GARDEN & PET CO
filed 2012-08-02
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 23, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 15, 2012	12,247,571
Class A Common Stock Outstanding as of July 15, 2012	34,508,826
Class B Stock Outstanding as of July 15, 2012	1,652,262

PART I.     FINANCIAL INFORMATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-Q includes “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, our transformational efforts, capital expenditures, plans or intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy, our ability to pass through grain and other raw material price increases and the trends we anticipate in the industries and economies in which we operate and other information that is not historical information. When used in this Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” ‘‘intends,” “believes” and, variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in this Form 10-Q and our Form 10-K for the fiscal year ended September 24, 2011 including the factors described in the sections titled “Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

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

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Unaudited

	June 25, 2011	June 23, 2012	(See Note 1) September 24, 2011
ASSETS
Current assets:
Cash and cash equivalents	$11,233	$40,699	$12,031
Short term investments	15,320	17,820	17,820
Accounts receivable (less allowance for doubtful accounts of $18,782, $18,297 and $15,590)	257,418	245,780	195,417
Inventories	343,788	334,796	329,546
Prepaid expenses and other	40,095	46,107	47,772

Total current assets	667,854	685,202	602,586
Land, buildings, improvements and equipment – net	171,187	185,225	176,402
Goodwill	209,348	210,223	210,223
Other intangible assets – net	85,705	80,529	84,526
Deferred income taxes and other assets	21,638	18,539	19,266

Total	$1,155,732	$1,179,718	$1,093,003

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$115,380	$125,111	$116,524
Accrued expenses	92,678	106,818	75,128
Current portion of long-term debt	198	347	279

Total current liabilities	208,256	232,276	191,931
Long-term debt	450,266	449,530	435,330
Deferred income taxes and other long-term obligations	4,104	23,478	8,960

Equity:
Common stock, $.01 par value: 13,755,693, 12,247,571 and 12,949,593 shares outstanding at June 25, 2011, June 23, 2012 and September 24, 2011	137	122	129
Class A common stock, $.01 par value: 38,191,629, 34,506,329 and 35,941,360 shares outstanding at June 25, 2011, June 23, 2012 and September 24, 2011	382	345	359
Class B stock, $.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	421,351	381,751	396,208
Retained earnings	69,234	89,777	59,045
Accumulated other comprehensive income	1,386	1,127	1,019

Total Central Garden & Pet Company shareholders’ equity	492,506	473,138	456,776
Noncontrolling interest	600	1,296	6

Total equity	493,106	474,434	456,782

Total	$1,155,732	$1,179,718	$1,093,003

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 25, 2011	June 23, 2012	June 25, 2011	June 23, 2012
Net sales	$484,303	$533,808	$1,251,746	$1,302,777

Cost of goods sold and occupancy	334,914	353,156	856,031	893,691

Gross profit	149,389	180,652	395,715	409,086
Selling, general and administrative expenses	112,795	131,683	305,974	326,175

Income from operations	36,594	48,969	89,741	82,911
Interest expense	(9,948)	(10,723)	(28,330)	(30,738)
Interest income	140	28	333	84
Other income (expense)	318	102	116	(19)

Income before income taxes and noncontrolling interest	27,104	38,376	61,860	52,238
Income taxes	9,879	14,554	21,952	19,716

Income including noncontrolling interest	17,225	23,822	39,908	32,522
Net income attributable to noncontrolling interest	144	1,123	653	1,290

Net income attributable to Central Garden & Pet Company	$17,081	$22,699	$39,255	$31,232

Net income per share attributable to Central Garden & Pet Company:
Basic	$0.32	$0.48	$0.68	$0.66

Diluted	$0.31	$0.47	$0.68	$0.65

Weighted average shares used in the computation of net income per share:
Basic	54,020	47,661	57,635	47,580
Diluted	54,498	48,388	58,115	48,253

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 25, 2011	June 23, 2012
Cash flows from operating activities:
Net income	$39,908	$32,522
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,316	23,076
Stock-based compensation	5,720	5,342
Excess tax benefits from stock-based awards	(791)	(938)
Deferred income taxes	14,859	12,117
Gain on sale of property and equipment	(4)	(102)
Change in assets and liabilities:
Accounts receivable	(61,422)	(50,318)
Inventories	(45,648)	(5,189)
Prepaid expenses and other assets	11,836	6,911
Accounts payable	5,536	7,768
Accrued expenses	7,524	31,960
Other long-term obligations	(337)	1,005

Net cash provided by (used in) operating activities	(1,503)	64,154

Cash flows from investing activities:
Additions to property and equipment	(20,191)	(26,930)
Payments to acquire companies, net of cash acquired	(24,432)	0

Net cash used in investing activities	(44,623)	(26,930)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	0	49,288
Repayments of long-term debt	(221)	(266)
Borrowings under revolving line of credit	593,000	304,000
Repayments under revolving line of credit	(543,000)	(339,000)
Proceeds from issuance of common stock	1,436	1,291
Repurchase of common stock	(83,602)	(23,151)
Distribution to noncontrolling interest	(1,500)	0
Excess tax benefits from stock-based awards	791	938
Payment of financing costs	(1,034)	(1,715)

Net cash used in financing activities	(34,130)	(8,615)
Effect of exchange rate changes on cash and cash equivalents	29	59

Net increase (decrease) in cash and cash equivalents	(80,227)	28,668
Cash and equivalents at beginning of period	91,460	12,031

Cash and equivalents at end of period	$11,233	$40,699

Supplemental information:
Cash paid for interest	$19,965	$21,256

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended June 23, 2012

(unaudited)

1.	Basis of Presentation

The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of June 25, 2011 and June 23, 2012, the condensed consolidated statements of operations for the three and nine months ended June 25, 2011 and June 23, 2012, and the condensed consolidated statements of cash flows for the nine months ended June 25, 2011 and June 23, 2012 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

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

Due to the seasonal nature of the Company’s garden business, the results of operations for the three and nine month periods ended June 25, 2011 and June 23, 2012 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2011 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission, as well as other subsequent Securities and Exchange Commission filings. The September 24, 2011 balance sheet presented herein was derived from the audited financial statements.

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

The Company does not perform the assessments required to achieve hedge accounting for commodity derivative positions. Accordingly, the changes in the values of these derivatives are recorded currently in cost of sales in its condensed consolidated statements of operations. As of June 23, 2012, the notional amount of these contracts was not significant.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had short- term investments, consisting of bank certificates of deposit, measured at fair value under Level 2 inputs in the fair value hierarchy, as of June 23, 2012. The Company had no other significant financial assets or liabilities on the balance sheet that were measured at fair value as of June 23, 2012.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the period ended June 23, 2012, the Company was not required to measure any significant non-financial assets and liabilities at fair value.

3.	Financial Instruments

The Company’s financial instruments include cash and equivalents, short term investments consisting of bank certificates of deposit, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of the Company’s $450 million 8.25 % senior subordinated notes due 2018 as of June 23, 2012 was $459.0 million, compared to a carrying value of $449.3 million, net of unamortized discount of $0.7 million. The estimated fair value is based on quoted market prices for these notes. See Note 6, Long Term Debt, for additional information.

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

5.	Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
June 23, 2012
Marketing-related intangible assets – amortizable	$12.3	$(7.2)	$0	$5.1
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	71.9	(7.2)	(16.9)	47.8

Customer-related intangible assets – amortizable	42.7	(14.8)	0	27.9

Other acquired intangible assets – amortizable	10.8	(6.0)	0	4.8
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	12.0	(6.0)	(1.2)	4.8

Total other intangible assets	$126.6	$(28.0)	$(18.1)	$80.5

June 25, 2011
Marketing-related intangible assets – amortizable	$12.3	$(5.9)	$0	$6.4
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	71.9	(5.9)	(16.9)	49.1

Customer-related intangible assets – amortizable	42.7	(12.5)	0	30.2

Other acquired intangible assets – amortizable	10.8	(4.4)	0	6.4
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	12.0	(4.4)	(1.2)	6.4

Total other intangible assets	$126.6	$(22.8)	$(18.1)	$85.7

September 24, 2011
Marketing-related intangible assets – amortizable	$12.3	$(6.3)	$0	$6.0
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	71.9	(6.3)	(16.9)	48.7

Customer-related intangible assets – amortizable	42.7	(13.0)	0	29.7

Other acquired intangible assets – amortizable	10.8	(4.7)	0	6.1
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	12.0	(4.7)	(1.2)	6.1

Total other intangible assets	$126.6	$(24.0)	$(18.1)	$84.5

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

The Company is currently amortizing its acquired intangible assets with definite lives; over weighted average remaining lives of eight years for marketing-related intangibles, 18 years for customer-related intangibles and six years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $1.6 million and $1.4 million for the three month periods ended June 23, 2012 and June 25, 2011, respectively, and $4.0 million and $3.8 million for the nine month periods ended June 23, 2012 and June 25, 2011, respectively, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $4 million per year from fiscal 2012 through fiscal 2016.

6.	Long-Term Debt

Long-term debt consists of the following:

	June 23, 2012	September 24, 2011
	(in thousands)
Senior subordinated notes, net of unamortized discount(1), interest at 8.25%, payable semi- annually, principal due March 2018	$449,288	$400,000
Revolving credit facility, interest at Alternate Base Rate plus a margin of 0.75% to 1.75%, or LIBOR plus a margin of 1.75% to 2.75%, final maturity June 2016	0	35,000
Other notes payable	589	609

Total	449,877	435,609
Less current portion	(347)	(279)

Long-term portion	$449,530	$435,330

(1)	Represents unamortized original issue discount of $712,000 as of June 23, 2012, which is amortizable until March 2018.

Senior Credit Facility

On June 8, 2011, the Company amended its $275 million, five-year senior secured revolving credit facility (the “Credit Facility”) included in its Amended and Restated Credit Agreement (the “Credit Agreement”). Under the modified terms, the Credit Facility has a borrowing capacity of $375 million, an increase of $100 million, and an extension of maturity date by approximately one year, to June 2016. As amended, the Credit Facility bears lower interest rates and commitment fees and requires less interest coverage. The Company continues to have the option to increase the size of the Credit Facility by an additional $200 million of incremental term loans and/or revolving loans should it exercise its option and one or more lenders are willing to make such increased amounts available to it. There was no outstanding balance as of June 23, 2012 under the Credit Facility. There were no letters of credit outstanding under the Credit Facility as of June 23, 2012. As of June 23, 2012, there were $375.0 million of unused commitments under the Credit Facility or, after giving effect to the financial covenants in the Credit Agreement, $231.9 million of remaining borrowing capacity.

Interest on the amended Credit Facility is based, at the Company’s option, on a rate equal to the Alternate Base Rate (ABR), which is the greatest of the prime rate, the Federal Funds rate plus  1/2 of 1% or one month LIBOR plus 1%, plus a margin, which fluctuates from 0.75% to 1.75%, or LIBOR plus a margin, which fluctuates from 1.75% to 2.75% and commitment fees that range from 0.30% to 0.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of June 23, 2012, the applicable interest rate on the Credit Facility related to alternate base rate borrowings was 5.0%, and the applicable interest rate related to LIBOR rate borrowings was 3.0%.

The Credit Facility is guaranteed by the Company’s material subsidiaries and is secured by the Company’s assets, excluding real property but including substantially all of the capital stock of the Company’s subsidiaries. The Credit Agreement contains certain financial and other covenants which require the Company to maintain minimum levels of interest coverage and maximum levels of senior debt to EBITDA and that restrict the Company’s ability to repurchase its stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Credit Facility. Under the terms of the Company’s Credit Facility, it may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount initially not to exceed $200 million over the life of the Credit Facility, subject to qualifications and baskets as defined in the Credit Agreement. As of June 23, 2012, the Company’s Total Leverage Ratio, as defined in the Credit Agreement, was 3.9 to 1.0, and the Company’s Senior Secured Leverage Ratio, as defined in the Credit Agreement with a maximum of 2.0 to 1.0, was 0 to 1.0. The Company’s minimum Interest Coverage Ratio was reduced to 2.50 times, from 2.75 times as part of the modification of the Credit Facility. As of June 23, 2012, the Company’s Interest Coverage ratio was 3.0 times. Apart from the covenants limiting restricted payments and capital expenditures, the Credit Facility does not restrict the use of retained earnings or net income. The Company was in compliance with all financial covenants as of June 23, 2012.

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

The Company incurred approximately $1.7 million of debt issuance costs in conjunction with this offering, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs are being amortized over the remaining term of the 2018 notes.

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

7.	Supplemental Equity and Comprehensive Income Information

The following table summarizes the allocation of total comprehensive income between controlling and noncontrolling interests for the nine months ended June 23, 2012 and June 25, 2011:

	Nine Months Ended June 23, 2012
(in thousands)	Controlling Interest	Noncontrolling Interest	Total
Net income	$31,232	$1,290	$32,522
Other comprehensive income:
Foreign currency translation	108	0	108

Total comprehensive income	$31,340	$1,290	$32,630

	Nine Months Ended June 25, 2011
(in thousands)	Controlling Interest	Noncontrolling Interest	Total
Net income	$39,255	$653	$39,908
Other comprehensive income:
Foreign currency translation	442	0	442

Total comprehensive income	$39,697	$653	$40,350

The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest for the nine months ended June 23, 2012 and June 25, 2011:

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 24, 2011	$129	$359	$16	$396,208	$59,045	$1,019	$456,776	$6	$456,782
Comprehensive income	0	0	0	0	31,232	108	31,340	1,290	32,630
Stock based compensation	0	0	0	3,782	0	0	3,782	0	3,782
Restricted share activity	0	1	0	379	0	0	380	0	380
Issuance of common stock	0	4	0	802	0	0	806	0	806
Repurchase of common stock	(7)	(19)	0	(20,358)	(500)	0	(20,884)	0	(20,884)
Tax benefit on stock option exercise	0	0	0	938	0	0	938	0	938

Balance June 23, 2012	$122	$345	$16	$381,751	$89,777	$1,127	$473,138	$1,296	$474,434

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 25, 2010	$163	$437	$16	$483,817	$45,319	$944	$530,696	$1,447	$532,143
Comprehensive income	0	0	0	0	39,255	442	39,697	653	40,350
Stock based compensation	0	0	0	4,143	0	0	4,143	0	4,143
Restricted share activity	0	4	0	(180)	0	0	(176)	0	(176)
Issuance of common stock	0	4	0	1,400	0	0	1,404	0	1,404
Repurchase of common stock	(26)	(63)	0	(68,620)	(15,340)	0	(84,049)	0	(84,049)
Distributions to noncontrolling interest	0	0	0	0	0	0	0	(1,500)	(1,500)
Tax benefit on stock option exercise	0	0	0	791	0	0	791	0	791

Balance June 25, 2011	$137	$382	$16	$421,351	$69,234	$1,386	$492,506	$600	$493,106

8.	Stock-Based Compensation

The Company recognized share-based compensation expense of $5.3 million and $5.7 million for the nine month periods ended June 23, 2012 and June 25, 2011, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the nine month periods ended June 23, 2012 and June 25, 2011 was $2.0 million and $2.1 million, respectively.

9.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	Three Months Ended June 23, 2012			Nine Months Ended June 23, 2012
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$22,699	47,661	$0.48	$31,232	47,580	$0.66
Effect of dilutive securities:
Options to purchase common stock	0	476	(0.01)	0	455	(0.01)
Restricted shares	0	251	0	0	218	0
Diluted EPS:

Net income available to common shareholders	$22,699	48,388	$0.47	$31,232	48,253	$0.65

	Three Months Ended June 25, 2011			Nine Months Ended June 25, 2011
	Income	Shares	Per Share	Income (Loss)	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$17,081	54,020	$0.32	$39,255	57,635	$0.68
Effect of dilutive securities:
Options to purchase common stock	0	300	(0.01)	0	329	0
Restricted shares	0	178	0	0	151	0
Diluted EPS:

Net income available to common shareholders	$17,081	54,498	$0.31	$39,255	58,115	$0.68

Options to purchase 12.8 million shares of common stock at prices ranging from $4.60 to $17.99 per share were outstanding at June 23, 2012 and options to purchase 12.6 million shares of common stock at prices ranging from $4.26 to $17.99 per share were outstanding at June 25, 2011.

For the three month periods ended June 23, 2012 and June 25, 2011, options to purchase 10.8 million and 9.4 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

For the nine month period ended June 23, 2012 and June 25, 2011, options to purchase 9.9 million and 8.0 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	June 25, 2011	June 23, 2012	June 25, 2011	June 23, 2012
Net sales:
Pet Products	$227,256	$271,345	$639,464	$693,114
Garden Products	257,047	262,463	612,282	609,663

Total net sales	$484,303	$533,808	$1,251,746	$1,302,777

Income from operations:
Pet Products	$27,214	$40,454	$61,978	$71,153
Garden Products	17,962	22,581	56,900	48,111
Corporate	(8,582)	(14,066)	(29,137)	(36,353)

Total income from operations	36,594	48,969	89,741	82,911

Interest expense – net	(9,808)	(10,695)	(27,997)	(30,654)
Other income (expense)	318	102	116	(19)
Income taxes	9,879	14,554	21,952	19,716

Income including noncontrolling interest	17,225	23,822	39,908	32,522
Net income attributable to noncontrolling interest	144	1,123	653	1,290

Net income attributable to Central Garden & Pet Company	$17,081	$22,699	$39,255	$31,232

Depreciation and amortization:
Pet Products	$3,576	$3,702	$10,917	$10,904
Garden Products	1,552	1,920	4,475	5,058
Corporate	1,978	2,402	5,924	7,114

Total depreciation and amortization	$7,106	$8,024	$21,316	$23,076

	June 25, 2011	June 23, 2012	September 24, 2011
Assets:
Pet Products	$422,364	$432,342	$396,637
Garden Products	404,523	384,502	350,234
Corporate	328,845	362,874	346,132

Total assets	$1,155,732	$1,179,718	$1,093,003

Goodwill (included in corporate assets above):
Pet Products	$201,639	$202,514	$202,514
Garden Products	7,709	7,709	7,709

Total goodwill	$209,348	$210,223	$210,223

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

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Three Months Ended June 23, 2012

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$161,734	$398,615	$(26,541)	$533,808
Cost of products sold and occupancy	111,510	268,187	(26,541)	353,156

Gross profit	50,224	130,428	0	180,652
Selling, general and administrative expenses	41,061	90,622	0	131,683

Income from operations	9,163	39,806	0	48,969
Interest – net	(10,727)	32	0	(10,695)
Other income (loss)	(4,494)	4,596	0	102

Income (loss) before income taxes	(6,058)	44,434	0	38,376
Income taxes (tax benefit)	(2,361)	16,915	0	14,554

Income (loss) including noncontrolling interest	(3,697)	27,519	0	23,822
Income attributable to noncontrolling interest	1,123	0	0	1,123

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(4,820)	27,519	0	22,699
Equity in undistributed income of guarantor subsidiaries	27,519	0	(27,519)	0

Net income attributable to Central Garden & Pet Co.	$22,699	$27,519	$(27,519)	$22,699

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

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Nine Months Ended June 23, 2012

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$416,119	$952,470	$(65,812)	$1,302,777
Cost of products sold and occupancy	298,413	661,090	(65,812)	893,691

Gross profit	117,706	291,380	0	409,086
Selling, general and administrative expenses	103,123	223,052	0	326,175

Income from operations	14,583	68,328	0	82,911
Interest – net	(30,769)	115	0	(30,654)
Other income (expense)	(5,161)	5,142	0	(19)

Income (loss) before income taxes	(21,347)	73,585	0	52,238
Income tax (tax benefit)	(7,962)	27,678	0	19,716

Income (loss) including noncontrolling interest	(13,385)	45,907	0	32,522
Income attributable to noncontrolling interest	1,290	0	0	1,290

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(14,675)	45,907	0	31,232
Equity in undistributed income of guarantor subsidiaries	45,907	0	(45,907)	0

Net income attributable to Central Garden & Pet Co.	$31,232	$45,907	$(45,907)	$31,232

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Nine Months Ended June 25, 2011

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$392,617	$966,295	$(107,166)	$1,251,746
Cost of products sold and occupancy	290,338	672,859	(107,166)	856,031

Gross profit	102,279	293,436	0	395,715
Selling, general and administrative expenses	97,411	208,563	0	305,974

Income from operations	4,868	84,873	0	89,741
Interest – net	(28,303)	306	0	(27,997)
Other income (loss)	(2,611)	2,727	0	116

Income (loss) before income taxes	(26,046)	87,906	0	61,860
Income taxes (tax benefit)	(9,166)	31,118	0	21,952

Income (loss) including noncontrolling interest	(16,880)	56,788	0	39,908
Income attributable to noncontrolling interest	653	0	0	653

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(17,533)	56,788	0	39,255
Equity in undistributed income of guarantor subsidiaries	56,788	0	(56,788)	0

Net income attributable to Central Garden & Pet Co.	$39,255	$56,788	$(56,788)	$39,255

CONSOLIDATING CONDENSED BALANCE SHEET

June 23, 2012

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$35,163	$5,536	$0	$40,699
Short term investments	17,820	0	0	17,820
Accounts receivable, net	82,218	173,163	(9,601)	245,780
Inventories	102,751	232,045	0	334,796
Prepaid expenses and other assets	18,922	27,185	0	46,107

Total current assets	256,874	437,929	(9,601)	685,202
Land, buildings, improvements and equipment, net	78,025	107,200	0	185,225
Goodwill	0	210,223	0	210,223
Investment in guarantors	663,351	0	(663,351)	0
Deferred income taxes and other assets	40,053	59,015	0	99,068

Total	$1,038,303	$814,367	$(672,952)	$1,179,718

LIABILITIES AND EQUITY
Accounts payable	$37,202	$97,510	$(9,601)	$125,111
Accrued expenses and other current liabilities	56,175	50,990	0	107,165

Total current liabilities	93,377	148,500	(9,601)	232,276
Long-term debt	449,406	124	0	449,530
Other long-term obligations	21,086	2,392	0	23,478
Shareholders’ equity attributable to Central Garden & Pet Co.	473,138	663,351	(663,351)	473,138
Noncontrolling interest	1,296	0	0	1,296

Total equity	474,434	663,351	(663,351)	474,434

Total	$1,038,303	$814,367	$(672,952)	$1,179,718

CONSOLIDATING CONDENSED BALANCE SHEET

June 25, 2011

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$10,121	$1,112	$0	$11,233
Short term investments	15,320	0	0	15,320
Accounts receivable, net	79,252	185,662	(7,496)	257,418
Inventories	114,828	228,960	0	343,788
Prepaid expenses and other assets	17,502	22,593	0	40,095

Total current assets	237,023	438,327	(7,496)	667,854
Land, buildings, improvements and equipment, net	69,255	101,932	0	171,187
Goodwill	0	209,348	0	209,348
Investment in guarantors	707,281	0	(707,281)	0
Other assets	24,965	82,378	0	107,343

Total	$1,038,524	$831,985	$(714,777)	$1,155,732

LIABILITIES AND EQUITY
Accounts payable	$37,472	$85,404	$(7,496)	$115,380
Accrued expenses and other liabilities	55,413	37,463	0	92,876

Total current liabilities	92,885	122,867	(7,496)	208,256
Long-term debt	450,163	103	0	450,266
Other long-term obligations	2,370	1,734	0	4,104
Shareholders’ equity attributable to Central Garden & Pet Co.	492,506	707,281	(707,281)	492,506
Noncontrolling interest	600	0	0	600

Total equity	493,106	707,281	(707,281)	493,106

Total	$1,038,524	$831,985	$(714,777)	$1,155,732

CONSOLIDATING CONDENSED BALANCE SHEET

September 24, 2011

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$10,633	$1,398	$0	$12,031
Short term investments	17,820	0	0	17,820
Accounts receivable, net	47,698	153,306	(5,587)	195,417
Inventories	102,861	226,685	0	329,546
Prepaid expenses and other assets	29,077	18,695	0	47,772

Total current assets	208,089	400,084	(5,587)	602,586
Land, buildings, improvements and equipment, net	72,505	103,897	0	176,402
Goodwill	0	210,223	0	210,223
Investment in guarantors	645,876	0	(645,876)	0
Other assets	38,622	65,170	0	103,792

Total	$965,092	$779,374	$(651,463)	$1,093,003

LIABILITIES AND EQUITY
Accounts payable	$28,072	$94,039	$(5,587)	$116,524
Accrued expenses and other liabilities	37,825	37,582	0	75,407

Total current liabilities	65,897	131,621	(5,587)	191,931
Long-term debt	435,245	85	0	435,330
Other long-term obligations	7,168	1,792	0	8,960
Shareholders’ equity attributable to Central Garden & Pet Co.	456,776	645,876	(645,876)	456,776
Noncontrolling interest	6	0	0	6

Total equity	456,782	645,876	(645,876)	456,782

Total	$965,092	$779,374	$(651,463)	$1,093,003

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Nine Months Ended June 23, 2012

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$64,057	$46,004	$(45,907)	$64,154

Additions to property and equipment	(13,607)	(13,323)	0	(26,930)
Investment in guarantor subsidiaries	(17,475)	(28,432)	45,907	0

Net cash used by investing activities	(31,082)	(41,755)	45,907	(26,930)

Proceeds from issuance of long-term debt	49,288	0	0	49,288
Repayments of long-term debt	(175)	(91)	0	(266)
Borrowings under revolving line of credit	304,000	0	0	304,000
Repayments under revolving line of credit	(339,000)	0	0	(339,000)
Repurchase of common stock	(23,151)	0	0	(23,151)
Proceeds from issuance of common stock	1,291	0	0	1,291
Deferred financing costs	(1,715)	0	0	(1,715)
Excess tax benefits from stock-based awards	938	0	0	938

Net cash used by financing activities	(8,524)	(91)	0	(8,615)
Effect of exchange rate changes on cash	79	(20)	0	59

Net decrease in cash and cash equivalents	24,530	4,138	0	28,668
Cash and cash equivalents at beginning of period	10,633	1,398	0	12,031

Cash and cash equivalents at end of period	$35,163	$5,536	$0	$40,699

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Nine Months Ended June 25, 2011

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$61,141	$(5,856)	$(56,788)	$(1,503)

Additions to property and equipment	(10,901)	(9,290)	0	(20,191)
Businesses acquired, net of cash acquired	(23,403)	(1,029)	0	(24,432)
Investment in guarantor subsidiaries	(73,372)	16,584	56,788	0

Net cash provided (used by) investing activities	(107,676)	6,265	56,788	(44,623)

Repayments of long-term debt	(93)	(128)	0	(221)
Proceeds from revolver	593,000	0	0	593,000
Repayments of revolver	(543,000)	0	0	(543,000)
Repurchase of common stock	(83,602)	0	0	(83,602)
Proceeds from issuance of common stock	1,436	0	0	1,436
Payment of financing costs	(1,034)	0	0	(1,034)
Excess tax benefits from stock-based awards	791	0	0	791
Distribution to noncontrolling interest	(1,500)	0	0	(1,500)

Net cash used by financing activities	(34,002)	(128)	0	(34,130)

Effect of exchange rate changes on cash	394	(365)	0	29

Net decrease in cash and cash equivalents	(80,143)	(84)	0	(80,227)
Cash and cash equivalents at beginning of period	90,265	1,195	0	91,460

Cash and cash equivalents at end of period	$10,122	$1,111	$0	$11,233

12.	Legal Proceedings

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

Recent Developments

Fiscal 2012 Third Quarter Financial Performance – In the third quarter of fiscal 2012, our net income increased $5.6 million to $22.7 million from $17.1 million in the third quarter of fiscal 2011. Earnings per share on a fully diluted basis increased to $0.47 in the current year quarter from $0.31 in the prior year quarter. Our revenues increased approximately $49.5 million and income from operations increased approximately $12.4 million from the prior year quarter. The increases in revenues and operating income were both primarily in our pet operating segment.

We continue to make progress executing the transformational change initiative we embarked on over a year ago. Our transformation initiative encompasses all aspects of our organization, including sales and marketing and supply chain and is a multi-year effort. During fiscal 2012, we have closed five warehouses and one manufacturing facility and have made changes in other facilities. The operational issues associated with the closures, along with other supply issues, resulted in execution disruptions that delayed fulfilling orders for some customers in our fiscal second quarter as we transitioned certain operational activities. These disruptions adversely affected our fiscal second quarter revenues and operating earnings. We are addressing and resolving these issues as we complete certain transitional activities and progress in implementing our transformational initiatives. We believe most of the issues encountered during our fiscal second quarter were resolved during our fiscal third quarter.

Results of Operations

Three Months Ended June 23, 2012

Compared with Three Months Ended June 25, 2011

Net Sales

Net sales for the three months ended June 23, 2012 increased $49.5 million, or 10.2%, to $533.8 million from $484.3 million for the three months ended June 25, 2011. Our branded product sales increased $42.5 million and sales of other manufacturers’ products increased $7.0 million. The sales increases were predominantly from higher unit volume.

Pet Products’ net sales increased $44.0 million, or 19.4%, to $271.3 million for the three months ended June 23, 2012 from $227.3 million in the comparable fiscal 2011 period. Pet branded product sales increased $42.9 million and sales of other manufacturers’ products increased $1.1 million. We experienced sales increases in most of our Pet categories, including a $31.4 million increase in our Animal Health category, due primarily to new innovation in and increased distribution of our flea and tick products. Additionally, our aquatic product sales increased $3.8 million due primarily to increased consumables sales.

Garden Products’ net sales increased $5.5 million, or 2.1%, to $262.5 million for the three months ended June 23, 2012 from $257.0 million in the comparable fiscal 2011 period. Garden branded product sales decreased $0.4 million and sales of other manufacturers’ products increased $5.9 million. Sales increased primarily due to a $23.2 million increase in sales of garden chemical and control products partially offset by a $14.9 million decrease in sales of grass seed products. The sales increase of garden chemical and control products was partially due to the fulfillment of orders that we were unable to meet in the prior quarter, attributable to the sudden early season surge in demand which coincided with our operational transformational activities. Lower grass seed product sales noted in the second quarter of fiscal 2012 did not improve and the overall category demand for grass seed products remained lower than anticipated.

Gross Profit

Gross profit for the three months ended June 23, 2012 increased $31.3 million, or 20.9%, to $180.7 million from $149.4 million for the three months ended June 25, 2011. Gross profit as a percentage of net sales increased to 33.8% for the three months ended June 23, 2012 from 30.8% for the three months ended June 25, 2011. Gross profit as a percentage of net sales increased in both segments. Operational disruptions from our transformational initiative in the prior quarter were mostly resolved during the current quarter.

Recently, commodity prices once again began to increase due primarily to drought conditions. We are now reviewing our fiscal 2013 plans and product listings to determine the impact this may have and our future course of action.

Both gross profit and gross margin increased in Pet Products due primarily to a $31.4 million sales increase of our higher margin Animal Health category products. Both gross profit and gross margin increased in Garden Products due primarily to a $23.2 million sales increase of our higher margin garden chemical and control products, which were negatively impacted by operational disruption in the second fiscal quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $18.9 million, or 16.8%, to $131.7 million for the three months ended June 23, 2012 from $112.8 million for the three months ended June 25, 2011. As a percentage of net sales, selling, general and administrative expenses increased to 24.7% for the three months ended June 23, 2012, compared to 23.3% in the comparable prior year quarter. The increase in selling, general and administrative expenses, discussed further below, was due to increased selling and delivery expenses associated with the higher sales.

Selling and delivery expense increased $14.0 million, or 19.8%, to $84.7 million for the three months ended June 23, 2012 from $70.7 million for the three months ended June 25, 2011. The increased expense was due primarily to increased brand building activities (e.g., increased media spend), variable compensation expenses related to the increase in sales, and delivery expenses related to the increased sales in the quarter.

Warehouse and administrative expense increased $4.9 million to $47.0 million for the quarter ended June 23, 2012 from $42.1 million in the quarter ended June 25, 2011 due primarily to an increase in performance-based compensation expense due to the quarter’s favorable impact on our year-to-date results and increased legal and litigation costs.

Net Interest Expense

Net interest expense for the three months ended June 23, 2012 increased $0.9 million, or 9.0%, to $10.7 million from $9.8 million for the three months ended June 25, 2011. The increased interest expense in the quarter was due to our higher average borrowing rate for the quarter. Although the quarter’s average debt outstanding was lower than the prior year quarter, a larger amount of fixed debt was outstanding in the current quarter. In February 2012, we issued an additional $50 million aggregate principal amount of 8.25% senior subordinated noes due 2018 at a price of 98.501% of the principal amount of the notes. The notes are part of a series of 8.25% senior subordinated notes due 2018 issued by the company in March 2010. Our average borrowing rate for the current quarter increased to 8.4% from 7.4% for the prior year quarter.

Other Income

Other income decreased $0.2 million for the quarter ended June 23, 2012. The decrease was due to decreased earnings from an investment accounted for under the equity method of accounting.

Income Taxes

Our effective income tax rate was 37.9% for the quarter ended June 23, 2012 and 36.4% for the quarter ended June 25, 2011. Our third quarter 2011 tax rate benefited primarily from additional tax credits.

Nine Months Ended June 23, 2012

Compared with Nine Months Ended June 25, 2011

Net Sales

Net sales for the nine months ended June 23, 2012 increased $51.1 million, or 4.1%, to $1,302.8 million from $1,251.7 million for the nine months ended June 25, 2011. Our branded product sales increased $32.9 million, and sales of other manufacturers’ products increased $18.2 million.

Pet Products’ net sales increased $53.7 million, or 8.4%, to $693.1 million for the nine months ended June 23, 2012 from $639.4 million in the comparable fiscal 2011 period. Pet branded product sales increased $42.8 million from the prior year period, due primarily to a sales increase of $24.5 million in our Animal Health category, primarily flea and tick products, and $9.3 million of aquatic products. The increased sales were due primarily to new innovation in and increased distribution of our flea and tick products. Sales of other manufacturer’s products increased $10.9 million.

Garden Products’ net sales decreased $2.6 million, or 0.4%, from $612.3 million for the nine months ended June 25, 2011 to $609.7 million for the nine months ended June 23, 2012. Garden branded product sales declined $9.9 million due primarily to a $21.1 million sales decrease in grass seed, which was impacted by overall lower category demand, and an $11.0 million decrease of seasonal décor products, partially offset by a $25.6 million increase in sales of garden chemical and control products. Sales of other manufacturer’s products increased $7.3 million.

Gross Profit

Gross profit for the nine months ended June 23, 2012 increased $13.4 million, or 3.4%, to $409.1 million from $395.7 million for the nine months ended June 25, 2011. Gross profit as a percentage of net sales declined from 31.6% for the nine months ended June 25, 2011 to 31.4% for the nine months ended June 23, 2012.

Gross profit and gross margin increased in Pet Products due primarily to a sales mix shift towards higher margin products led by increased sales in our Animal Health category which was partially offset by some operational disruption in our second fiscal quarter. Gross profit and gross margin decreased in Garden Products as the favorable sales increase in garden chemical and control products was more than offset by higher input costs and by production costs in part due to the operational disruption encountered in our second fiscal quarter. Additionally, Garden Products gross profit was impacted by lower sales of our higher margin grass seed and increased expenses within our seasonal décor business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $20.2 million, or 6.6%, to $326.2 million for the nine months ended June 23, 2012 from $306.0 million for the nine months ended June 25, 2011. As a percentage of net sales, selling, general and administrative expenses increased to 25.0% for the nine months ended June 23, 2012, compared to 24.4% in the comparable prior year period. The increase in selling, general and administrative expenses, discussed further below, was due primarily to increased selling and delivery expenses.

Selling and delivery expense increased $18.1 million, or 10.5%, to $190.5 million for the nine months ended June 23, 2012 from $172.4 million for the nine months ended June 25, 2011. The increased expense was due primarily to increased advertising and marketing program expenditures, including brand building activities, variable compensation expenses related to the increase in sales, and delivery expenses also related to the increased sales in the period.

Warehouse and administrative expense increased $2.1 million, or 1.6%, to $135.7 million for the nine months ended June 23, 2012 from $133.6 million for the nine months ended June 25, 2011 due primarily to increased performance-based compensation expense, increased legal and litigation costs, and increased software amortization expense due primarily to the ongoing implementation of our SAP ERP system.

Net Interest Expense

Net interest expense for the nine months ended June 23, 2012 increased $2.7 million or 9.5%, to $30.7 million from $28.0 million for the nine months ended June 25, 2011. The increase in interest expense resulted primarily from increased average debt outstanding in the current fiscal year. In February 2012, we issued an additional $50 million aggregate principal amount of 8.25% senior subordinated notes due 2018 at a price of 98.501% of the principal amount of the notes. The notes are part of a series of 8.25% senior subordinated notes due 2018 issued by the company in March, 2010. Debt outstanding on June 23, 2012 was $449.9 million compared to $450.5 million on June 25, 2011. Our average borrowing rate for the nine months ended June 23, 2012 was 8.1% compared to 8.0% for the prior year period.

Other Income

For the nine month period ended June 23, 2012, other income decreased $0.1 million as compared to the nine month period ended June 25, 2011.

Income Taxes

Our effective income tax rate was 37.7% for the nine months ended June 23, 2012 and 35.5% for the nine months ended June 25, 2011. Our nine months ended 2011 tax rate benefited primarily from additional tax credits in fiscal 2011. We expect our effective income tax rate for fiscal 2012 to be slightly lower than the 40.8% reported for fiscal 2011.

Inflation

Our revenues and margins are dependent on various economic factors, including rates of inflation or deflation, energy costs, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. From time to time, including during the last year, we have been adversely impacted by rapidly rising input costs particularly in grain and seed, fuel, ingredients in our garden fertilizer and chemicals, and many of our other inputs. As with other manufacturers, rapidly rising costs make it challenging to increase prices to retail customers at a pace to enable us to maintain margins.

In fiscal 2011, our business was negatively impacted by rising raw materials costs, declining consumer confidence, and other macro-economic factors. During our third fiscal quarter of 2012, commodity costs, while off their peak, remained high. Since the quarter end, commodity prices have increased due primarily to drought conditions. We are developing plans in the event current price levels fail to moderate or continue to increase.

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

We service two broad markets: pet supplies and lawn and garden supplies. Our pet supplies businesses involve products that have a year round selling cycle with a slight degree of seasonality. As a result, it is not necessary to maintain large quantities of inventory to meet peak demands. On the other hand, our lawn and garden businesses are highly seasonal with approximately 67% of Garden Products’ net sales occurring during the second and third fiscal quarters. This seasonality requires shipment of large quantities of product well ahead of the peak consumer buying periods. To encourage retailers and distributors to stock large quantities of inventory, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts. There is a continuing trend among retailers to make purchases on a “just-in-time” basis which could require us to carry additional inventory in the future.

Net cash provided by operating activities increased $65.7 million, from $1.5 million of cash used in operating activities for the nine months ended June 25, 2011, to $64.2 million of cash provided by operating activities for the nine months ended June 23, 2012, due primarily to our lower investment in working capital during the current fiscal year.

Net cash used in investing activities decreased $17.7 million, from $44.6 million for the nine months ended June 25, 2011 to $26.9 million during the nine months ended June 23, 2012. The decrease in cash used in investing activities was due primarily to our acquisition of certain assets of a privately-held maker of premium fertilizer for the professional and retail markets for approximately $23 million in cash in our Garden Products business in the prior year period.

Net cash used in financing activities decreased $25.5 million, from $34.1 million for the nine months ended June 25, 2011, to $8.6 million for the nine months ended June 23, 2012. The decrease in cash used was due to our private placement of an additional $50 million aggregate principal of our 2018 Notes during the second quarter of fiscal 2012, lower net borrowings under our revolving credit facility in the current year compared to the prior year period, and lower repurchases of our common stock during the nine months ended June 23, 2012. The aggregate cost of our share repurchases for the nine months ended June 23, 2012 was $20.9 million, compared to $84.0 million for the nine months ended June 25, 2011.

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

We believe that cash flows from operating activities, funds available under our revolving credit facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and upgrades to plant and equipment and investment in our implementation of a scalable enterprise-wide information technology platform, will be approximately $40 million for fiscal year 2012. We are investing in this information technology platform to improve existing operations, support future growth and enable us to take advantage of new applications and technologies. We invested approximately $64 million from fiscal 2005 through fiscal 2011 in this initiative and plan to invest up to an additional $15 million in fiscal 2012 for planned implementations. Capital expenditures for 2012 and beyond will depend upon the pace of conversion of those remaining legacy systems. This initiative, when complete, will combine our numerous information systems into one enterprise system and create a standardized model with common data.

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

Senior Credit Facility

On June 8, 2011, we amended our $275 million, five-year senior secured revolving credit facility (the “Credit Facility”) included in our Amended and Restated Credit Agreement (the “Credit Agreement”). Under the modified terms, the Credit Facility has a borrowing capacity of $375 million, an increase of $100 million, and an extension of maturity date by approximately one year, to June 2016. The Credit Facility bears lower interest rates and commitment fees and requires less interest coverage. We continue to have the option to increase the size of the Credit Facility by an additional $200 million of incremental term loans and/or revolving loans should we exercise our option and one or more lenders are willing to make such increased amounts available to us. There was no outstanding balance as of June 23, 2012 under the Credit Facility. There were no letters of credit outstanding under the Credit Facility as of June 23, 2012. As of June 23, 2012, there were $375 million of unused commitments under the Credit Facility or, after giving effect to the financial covenants in the Credit Agreement, $231.9 million of remaining borrowing capacity.

Interest on the amended Credit Facility is based, at our option, on a rate equal to the Alternate Base Rate (ABR), which is the greatest of the prime rate, the Federal Funds rate plus  1/2 of 1% or one month LIBOR plus 1%, plus a margin, which fluctuates from 0.75% to 1.75%, or LIBOR plus a margin, which fluctuates from 1.75% to 2.75% and commitment fees that range from 0.30% to 0.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of June 23, 2012, the applicable interest rate on the Credit Facility related to alternate base rate borrowings was 5.0%, and the applicable interest rate related to LIBOR rate borrowings was 3.0%.

The Credit Facility is guaranteed by our material subsidiaries and is secured by our assets, excluding real property but including substantially all of the capital stock of our subsidiaries. The Credit Agreement contains certain financial and other covenants which require us to maintain minimum levels of interest coverage and maximum levels of senior debt to EBITDA and that restrict our ability to repurchase our stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Credit Facility. Under the terms of the Credit Facility, we may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount initially not to exceed $200 million over the life of the Credit Facility, subject to qualifications and baskets as defined in the Credit Agreement. As of June 23, 2012, our Total Leverage Ratio, as defined in the Credit Agreement, was 3.9 to 1.0, and our Senior Secured Leverage Ratio, as defined in the Credit Agreement with a maximum of 2.25 to 1.0, was 0 to 1.0.

Our minimum Interest Coverage Ratio was reduced to 2.50 times, from 2.75 times as part of the modification of the Credit Facility. As of June 23, 2012, our Interest Coverage ratio was 3.0 times. Apart from the covenants limiting restricted payments and capital expenditures, the Credit Facility does not restrict the use of retained earnings or net income. We were in compliance with all financial covenants as of June 23, 2012.

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

We incurred approximately $1.7 million of debt issuance costs in conjunction with this offering, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs are being amortized over the remaining term of the 2018 Notes.

The 2018 Notes require semiannual interest payments in September and March. The 2018 Notes are unsecured senior subordinated obligations and are subordinated to all of our existing and future senior debt, including our Credit Facility. The obligations under the 2018 Notes are fully and unconditionally guaranteed on a senior subordinated basis by each of our existing and future domestic restricted subsidiaries with certain exceptions. The guarantees are general unsecured senior subordinated obligations of the guarantors and are subordinated to all existing and future senior debt of the guarantors.

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

At June 23, 2012, our total debt outstanding was $449.9 million versus $450.5 million at June 25, 2011 and cash and short term investment balances for the same periods were $58.5 million and $26.6 million, respectively.

Off-Balance Sheet Arrangements

There have been no material changes to the information provided in our Annual Report on Form 10-K for the fiscal year ended September 24, 2011 regarding off-balance sheet arrangements.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 24, 2011 except for our issuance of $50 million of 2018 Notes in February 2012.

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

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of June 23, 2012.

(b) Changes in Internal Control Over Financial Reporting. Central’s management, with the participation of Central’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Central’s internal control over financial reporting occurred during the quarter ended June 23, 2012. Based on that evaluation, management concluded that there has been no change in Central’s internal control over financial reporting during the quarter ended June 23, 2012 that has materially affected, or is reasonably likely to materially affect, Central’s internal control over financial reporting.

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

We have experienced, and may in the future experience, issues with products that may lead to product liability, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. For example, during 2012, we have experienced two unrelated recalls relating to one batch of baby bird feed products and a separate lot of mice, rat and hamster feed. Currently, we do not expect the costs related to these recalls to be material to our results of operations. However, since these recalls were only recently discovered, we cannot be certain of their ultimate impact on our business or financial results. The recalls or future recalls could result in increased governmental scrutiny, reputational harm, reduced demand by consumers for our products, decreased willingness by retailer customers to purchase or provide marketing support for those products, absence or increased cost of insurance, or additional safety and testing requirements. Such results could divert development and management resources, adversely affect our business operations, decrease sales, increase legal fees and other costs, and put us at a competitive disadvantage compared to other manufacturers not affected by similar issues with products, any of which could have a significant adverse effect on our financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended June 23, 2012 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
March 25, 2012 – April 28, 2012	58,506	(2)	$10.37	—	$51,595,000
April 29, 2012 – May 26, 2012	3,889	(2)	$9.60	—	$—
May 27, 2012 – June 23, 2012	3,638	(2)	$9.09	—	$—

Total	66,033		$10.25	—	$51,595,000

(1)	During the third quarter of fiscal 2011, our Board of Directors authorized a new $100 million share repurchase program. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility and indenture that restrict our ability to repurchase our stock.
(2)	Shares purchased during the period indicated represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

10.1	Employment Agreement between Steven LaMonte and Central Garden and Pet Company effective May 7, 2012.

31.1	Certificationof Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL InstanceDocument

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL TaxonomyExtension Definition Linkbase Document

101.LAB*	XBRL TaxonomyExtension Label Linkbase Document

101.PRE*	XBRL TaxonomyExtension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: August 2, 2012

/s/ William E. Brown
William E. Brown Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Lori A. Varlas
Lori A. Varlas Chief Financial Officer (Principal Financial Officer)