Form 10-K
period 2012-09-29
CENTRAL GARDEN & PET CO
filed 2012-12-13
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At March 24, 2012, the aggregate market value of the registrant’s Common Stock, Class A Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $96.2 million, $285.0 million and $57,100, respectively.

At November 30, 2012, the number of shares outstanding of the registrant’s Common Stock was 12,247,359 and the number of shares of Class A Common Stock was 34,753,392. In addition, on such date, the registrant had outstanding 1,652,262 shares of its Class B Stock, which are convertible into Common Stock on a share-for-share basis.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2013 Annual Meeting of Stockholders – Part III of this Form 10-K.

Central Garden & Pet Company

Index to Annual Report on Form 10-K

For the fiscal year ended September 29, 2012

i

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-K are set forth in this Form 10-K, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	the success of our transformational change initiatives;

•	disruptions in our business as we implement our transformational change initiatives and the resulting consequences to our business and results of operations;

•	increased costs and expenses associated with our transformational change initiatives;

•	seasonality and fluctuations in our operating results and cash flow;

•	fluctuations in market prices for seeds and grains and other raw materials;

•	our ability to pass through cost increases in a timely manner;

•	declines in consumer spending during economic downturns;

•	inflation, deflation and other adverse macro-economic conditions;

•	supply shortages in small animals and pet birds;

•	adverse weather conditions;

•	fluctuations in energy prices, fuel and related petrochemical costs;

•	access to and cost of additional capital;

•	dependence on a small number of customers for a significant portion of our business;

•	consolidation trends in the retail industry;

•	uncertainty about new product innovations and marketing programs;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	dependence upon our key executives;

•	implementation of a new enterprise resource planning information technology system;

•	our ability to protect our intellectual property rights;

•	potential environmental liabilities;

•	risk associated with international sourcing;

•	litigation and product liability claims;

•	regulatory issues;

•	the impact of product recalls;

•	potential costs and risks associated with actual or anticipated cyber attacks;

•	the voting power associated with our Class B stock; and

•	potential dilution from issuance of authorized shares.

MARKET, RANKING AND OTHER DATA

The data included in this Form 10-K regarding markets and ranking, including the size of certain markets and our position and the position of our competitors and products within these markets, are based on both independent industry publications, including Packaged Facts, Lawn & Garden Products in the U.S. 2012; Mintel, Marketing to Pet Owners – U.S., 2012; Packaged Facts, U.S. Pet Marketing Outlook, 2012-2013; American Pet Products Association (APPA) National Pet Owners Survey 2011-2012; U.S. Census Bureau and our estimates based on management’s knowledge and experience in the markets in which we operate. Our estimates have been based on information provided by customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. We believe these estimates to be accurate as of the date of this Form 10-K. However, this information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. As a result, you should be aware that market, ranking and other similar data included in this Form 10-K, and estimates and beliefs based on that data, may not be reliable.

PART I

Item 1. Business

BUSINESS

Our Company

Central Garden & Pet Company (“Central”) is a leading innovator, marketer and producer of quality branded products. We are one of the largest suppliers in the pet and lawn and garden supplies industries in the United States. The total pet food and supplies industry is estimated to be approximately $30 billion in annual retail sales. We estimate the annual retail sales of the pet supplies and super premium pet food markets in the categories in which we participate to be approximately $15 billion. The total lawn and garden industry in the United States, which includes equipment, supplies and services, is estimated to be approximately $21 billion in annual retail sales. We estimate the annual retail sales of the lawn and garden supplies markets in the categories in which we participate to be approximately $6 billion. In addition, we participate in the pottery and seasonal décor markets.

Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, super premium dog and cat food and treats, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under a number of brand names including AdamsTM, Altosid, Aqueon®, Avoderm®, BioSpot®, Coralife®, Farnam®, Four Paws®, Interpet, Kaytee®, Kent Marine®, Nylabone®, Oceanic Systems®, Pet Select®, Pre-Strike®, Pinnacle®, Super Pet®, TFHTM, Zilla® and Zodiac®.

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

In fiscal 2012, our consolidated net sales were $1.7 billion, of which our Pet segment, or Pet, accounted for approximately $931 million and our lawn and Garden segment, or Garden, accounted for approximately $769 million. Fiscal 2012 included an extra week compared to fiscal 2011. In fiscal 2012, our income from operations was $74 million, of which the Pet segment accounted for $88 million and the Garden segment accounted for $40 million, before corporate expenses and eliminations of $54 million. See Note 18 to our consolidated financial statements for financial information about our two operating segments.

We were incorporated in Delaware in June 1992 as the successor to a California corporation that was formed in 1955. Our executive offices are located at 1340 Treat Boulevard, Suite 600, Walnut Creek, California 94597, and our telephone number is (925) 948-4000. Our website is www.central.com. The information on our website is not incorporated by reference in this annual report.

Recent Developments

Fiscal 2012 Operating Performance. Although we experienced increased sales in fiscal 2012, rising input costs, a change in sales mix, operational disruptions and increased costs associated with our transformational change initiatives, and unfavorable weather resulted in increased expenses and continuing pressure on gross margins.

Financial summary:

•	Net sales for fiscal 2012 increased $71.4 million, or 4%, to $1.7 billion. Our Pet segment increased 9.3%, partially offset by a 1.0% decrease in our Garden segment.

•	Gross margin decreased 10 basis points in fiscal 2012 to 30.2%, from 30.3% in 2011.

•	Selling, general & administrative expenses increased $31.0 million, or 7.6%, to $439.7 million in fiscal 2012, and increased as a percentage of net sales to 25.9% from 25.1%.

•	Net earnings for fiscal 2012 were $21.2 million, or $0.44 per share on a diluted basis, a decrease of $7.1 million and $0.06 per share on a diluted basis, compared to fiscal 2011.

•

We generated cash flows from operating activities of approximately $89.2 million during fiscal 2012, an increase of approximately $38.2 million from fiscal 2011. Our cash and short term investments at September 29, 2012 were approximately $71.2 million, compared with $29.9 million at September 24, 2011.

Repurchase of Company Stock. – During fiscal 2012, we repurchased $20.9 million of our common stock which consisted of 0.7 million shares of our voting common stock (CENT) at an aggregate cost of approximately $5.6 million, or approximately $8.02 per share, and 1.9 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $15.3 million, or approximately $8.05 per share. During fiscal 2011, our Board of Directors authorized a new $100 million share repurchase program, under which approximately $52 million remains available for repurchases in fiscal 2013 and thereafter.

Transformational Change. – In fiscal 2012, we continued the process of transformational change we embarked upon in fiscal 2011, consisting of a comprehensive series of organizational and operational initiatives intended to improve our sales and marketing, profitability and operational effectiveness. We expect to continue these initiatives over the next several years. The strategic objective of these initiatives is to transform the Company from a portfolio of separately run businesses into an integrated, multi-brand company. In connection with this change, we are strengthening our management team, reorganizing operating units, consolidating facilities, eliminating duplicative services, standardizing processes, training employees in new approaches and investing in systems, facilities and people. For example, in fiscal 2011, we began the process of combining our Garden and Pet supply chains as an integrated unit responsible for distribution, transportation, manufacturing, sourcing and sales and operations planning. In fiscal 2012, we began consolidating transactional processing in a newly created centralized shared services center in Boise, Idaho. We are in the process of moving our accounts payable, accounts receivable and order management functions to this centralized service center. During fiscal 2012, we incurred approximately $12.1 million of additional expense related to transformation activities.

There can be no assurance that we will be able to successfully implement the transformational change initiatives or that we will be able to do so within the anticipated time period. During the process of implementation, we will be making substantial investments in our business and will incur substantial transitional costs, which will adversely affect our operating results until the transformation process is complete.

Fiscal 2013. – Hurricane Sandy negatively impacted our northeastern businesses. While damage was minimal, some of our businesses experienced disruption which will impact our first quarter 2013 results.

Competitive Strengths

We believe we have the following competitive strengths which serve as the foundation of our business strategy:

•

Market Leadership Positions Built on a Strong Brand Portfolio. We are one of the leaders in the premium branded U.S. pet supplies market and in the U.S. consumer lawn and garden supplies market. We have a diversified portfolio of brands, many of which we believe are among the leading brands in their respective U.S. market categories. The majority of our brands have been marketed and sold for more than 25 years.

•

Innovative New Products. We have a reputation for introducing innovative and high quality products. We continuously seek to introduce new products at a reasonable cost, both as complementary extensions of existing product lines and as new product categories. We have received 19 industry awards for our new pet products in the last three years, including the American Business Award’s Silver Stevie in the consumer products industry for our Adams Smart Shield Applicator in 2012.

•

Strong Relationships with Retailers. We have developed strong relationships with major and independent retailers through product innovation, premium brand names, broad product offerings, proprietary sales and logistics capabilities and a high level of customer service. Major retailers value the efficiency of dealing with suppliers with national scope and strong brands. These strengths have made us one of the largest pet supplies vendors to PetSmart, PETCO and Wal*Mart and among the largest lawn and garden supplies vendors to Wal*Mart, Home Depot and Lowe’s. In 2011, we were named Home Depot’s Partner of the Year in the Outdoor Garden Category and the Ace Hardware Lawn & Garden Vendor of the Year, and in 2012, we were named the Wal*Mart Home Division Replenishment Team of the Year. Our ability to service large retailers, to meet their unique needs for packaging and point of sale displays and to offer new innovative products provides us with a competitive advantage. Independent retailers value our high level of customer service and broad array of premium branded products. We are a leading supplier to independent pet supplies retailers in the United States.

•

Favorable Long-Term Industry Characteristics. The pet and lawn and garden supplies markets in the U.S. have grown and are expected to continue to grow over the long-term due to favorable demographic and leisure trends. The key demographics bolstering our markets are the growth rates in the number of children under 18 and the number of adults over age 55. Households with children tend to own more pets, and adults over 55 are more likely to be “empty nesters” that keep pets as companions and have more disposable income and leisure time available for both pets and garden activities. According to the 2011-2012 APPA National Pet Owners Survey, the number of U.S. pet owners in recent years has reached record highs, with 73 million households, or 62%, owning a pet.

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

•

Experienced and Incentivized Management Team. Our senior management team has significant experience in the pet and lawn and garden supplies industries. William E. Brown, our Chairman and Chief Executive Officer, has over 30 years of industry experience. Mr. Brown also owns approximately 13% of our outstanding stock. Gus Halas, the President and Chief Executive Officer of the Central Operating Companies, has led successful transformational change initiatives at a number of other companies in a variety of industries.

Business Strategy

Our objective is to increase market share, revenue, cash flow and profitability by enhancing our position as one of the leading companies in the U.S. pet supplies industry and lawn and garden supplies industry. To achieve our objective, we plan to capitalize on our strengths and the favorable industry trends by implementing the following key elements of our business strategy:

•

Continue Transformational Change. The strategic objective of our transformational change initiatives is to transform our company from a portfolio of separately run businesses into an integrated, multi-brand company, thereby eliminating inefficiencies and unnecessary costs for our business and enabling us to compete more effectively. In connection with this change, we are reorganizing operating units, consolidating facilities, developing a system of shared services and eliminating duplicative services, strengthening our management team, standardizing processes, training employees in new approaches and investing in systems, facilities and people.

•

Build Existing Brands. With our broad product assortment, strong brand names, strong sell-through and innovative products and packaging, we believe we can further strengthen our relationships with existing retailers to increase shelf space and sales. Under our master branding strategy, we are moving to consolidate certain brands and expand others. We are utilizing some of our strongest brands to drive new products and brand extensions as we did during fiscal 2012 with our Amdro brand which introduced a complete line of insecticides specially designed to combat ants, snails, slugs, roaches and other common insect species that damage landscapes and infest homes. We believe that the strength of our major customers provides us with a solid foundation for future growth. We intend to gain market share in the home centers, mass market, grocery, specialty pet store and independent channels. We intend to add new retailers through marketing and sales personnel dedicated to these channels, as well as our innovative product introductions and packaging. We will continue to focus on using our sales and logistics network to emphasize sales of our higher margin, proprietary brands and to use efficient supply chain capabilities that enable us to provide retailers with high service levels and consistent in-stock positions.

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

•

Improve Margins. We believe there are opportunities to improve our gross and operating margins through increased sales of our higher margin, innovative branded products, timely price increases and cost reductions and leveraging of our existing infrastructure. Since fiscal 2004, we have continued to consolidate our sales and logistics centers, made capital improvements and consolidated some of our manufacturing facilities to reduce costs and improve manufacturing efficiencies. We are accelerating this effort as part of our new transformational change initiatives. For example, we have reduced the number of sales and logistics warehouses from 34 in 2008 to 29 at the end of fiscal 2012 and expect further consolidations during fiscal 2013. Although gross margins improved from fiscal 2004 through fiscal 2010, they declined significantly in fiscal 2011 and remained flat in fiscal 2012 as we continued to experience the impact of the rising costs of raw materials and costs associated with our transformational change initiatives. We are working with our key retail partners to implement price increases on our products as we strive to strike the right balance between pricing and our goal to deliver value to the consumer.

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

•

Reduce Our Investment In Working Capital. We believe there are opportunities to reduce our investment in working capital over the long term by focusing on specific balance sheet metrics. In particular, we believe that our supply chain initiatives will enable us to substantially reduce our investment in inventory once they have been fully implemented.

Products – General

The following table indicates each class of similar products which represented more than 10% of our consolidated net sales in the fiscal years presented (in millions).

Category	2012	2011	2010
Pet supplies (excluding wild bird feed)	$847.1	$773.1	$766.5
Garden controls and fertilizer products	281.7	260.0	255.5
Wild bird feed	205.1	197.5	168.9
Other garden supplies	185.7	212.1	196.0
Grass seed	180.4	185.9	136.7

Total	$1,700.0	$1,628.6	$1,523.6

Pet Segment

Overview

We are one of the leading marketers and producers of premium branded pet supplies in the United States. In addition, our Pet segment operates the largest sales and logistics network in the industry strategically supporting its brands. In fiscal 2012, the Pet segment accounted for $931 million of our consolidated net sales and $87 million of our consolidated income from operations before corporate expenses and eliminations.

Industry Background

According to the 2011-2012 APPA National Pet Owners Survey, U.S. pet ownership is at its highest level, with 73 million households, or 62%, owning a pet. During the past decade, the number of pet-owning households increased 15%.

The pet industry includes food, supplies, veterinarian care and services and live animals. We operate primarily in the pet supplies segment of the industry. This segment includes: products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners and supplements, and information and knowledge resources; and products for horses and livestock. According to Mintel, U.S. retail sales of pet food and supplies in 2017 are expected to total approximately $35 billion, from approximately $28 billion in 2010. We also operate in the super premium category of dog and cat food and treats. Mintel estimates the total pet food market to be approximately $21 billion in 2017. We believe the pet food market is experiencing an upscale thrust, featuring products that are natural, functional and address specific dietary needs of animals, primarily dogs and cats. We estimate the current applicable market opportunity for our high-end, premium and super-premium dog and cat food and treats to be approximately $4 billion.

We believe this growth is due in significant part to favorable demographic and leisure trends, which we expect to continue, albeit potentially at a slower rate due to recessionary pressures in the broader U.S. economy. The key demographics bolstering the U.S. pet supplies market are the growth rates in the number of children under 18 and the number of adults over age 55. According to 2010 U.S. census data, approximately 40% of the population is 45 years or older. Households with children tend to own more pets, and adults over 55 are more likely to be “empty nesters,” who keep pets as companions and have more disposable income and leisure time available for pets. In addition, many pet supplies products (e.g., dog and cat food, dog chews, bird food, grooming supplies, pest control, etc.) are routinely consumed and replenished.

The U.S. pet supplies market is highly fragmented with approximately 1,400 manufacturers, consisting primarily of small companies with limited product lines. The majority of these manufacturers do not have a captive sales and logistics network and must rely on us or other independent distributors to supply their products to regional pet specialty chains and independent retailers. According to Mintel, pet supplies sales are up 19 percent over the last five years, indicating that this category has been able to weather the recession fairly well.

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

Proprietary Branded Pet Products

Our principal pet supplies categories are dog & cat, aquatics, bird & small animal food and animal health and nutrition products.

Dog & Cat. We are a leading marketer and producer of premium healthy edible and non-edible chews, super premium dog and cat food, toys, grooming supplies, pet carriers and other accessories, and information and knowledge resources featuring the brands Nylabone, Four Paws, TFH, Pet Select, Interpet, Pet Love and Mikki®. Nylabone has a strong history of developing innovative new products such as the NutriDent® Edible Dental Brush Chews, Toro and Lobo as well as numerous other award winning dog toys. Four Paws products include grooming supplies and toys, and TFH is a leading producer and publisher of pet books and magazines. Breeder’s Choice is regarded by the industry as one of the highest quality developers and manufacturers of super premium natural pet food and treats. Breeder’s Choice brands include Pinnacle®, Avoderm®, Simply Natural® and Active Care ®.

Aquatics. We are a leading supplier of aquariums and related fixtures and furniture, water conditioners and supplements, sophisticated lighting systems and accessories featuring the brands Aqueon, Zilla, Oceanic Systems, Kent Marine, Coralife and Blagdon.

Small Animal & Wild Bird Feed. We are a leading marketer and producer of specialty pet food for birds, wild birds and small animals, vitamins and nutritional supplements, bird and small animal cages, habitats, transportation devices, toys and other accessories designed for the small animal marketplace featuring the brands Kaytee, Super Pet, Critter Trail® and Canopy Scientific®. Kaytee is one of the largest producers of specialty bird feed.

Animal Health. We are a leading marketer and producer of flea, tick, mosquito and other insect control products produced by Wellmark International and sold primarily under the Zodiac, Altosid, Pre Strike and Extinguish ® brand names. Wellmark is the only domestic producer of (S)-Methoprene, which is an active ingredient to control mosquitoes, fleas, ticks, ants and mites in many professional and consumer insect control applications. We also sell (S)-Methoprene to manufacturers of other insect control products, including Frontline Plus. In addition, through our Farnam operations, we are a leading manufacturer and marketer of innovative health care products for horses, household pets and livestock. Farnam’s portfolio of industry leading brands includes the Farnam umbrella brand, Equicare®, ComboCare ™, IverCare®, Bronco®, Super Mask® and Repel-X® for horses, D-Worm ™, BioSpot® and Scratchex® for household pets, and Adams ™ and Bite Free ™ insect controls for home and yard care.

Sales Network

Our domestic sales network exists primarily to promote our proprietary brands and provides value-added service to approximately 4,000 independent specialty retail stores for our branded products. This includes acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick response to changing customer and retailer preferences, rapid deployment and feedback for new products and immediate exposure for acquired brands. The network also sells many other manufacturers’ brands of pet supplies and combines these products with our branded products into single shipments enabling our independent customers to deal with us on a cost effective basis to meet their pet supplies requirements. We also operate one sales and logistics facility in the United Kingdom.

Sales and Marketing

Our sales strategy is multi-tiered and designed to capture maximum market share with retailers. Our customers include retailers, such as regional and national specialty pet stores, independent pet retailers, mass merchants, grocery and drug stores. In addition, we also serve the professional market with insect control and health and wellness products to veterinarians, municipalities, farmers and equine product suppliers. PetSmart accounted for approximately 12% of our Pet segment’s net sales in both fiscal 2012 and fiscal 2011, and 11% in fiscal 2010. PETCO is also a significant customer.

To optimize our product placement and visibility in retail stores, our focused sales resources are segmented as follows:

•	a sales organization operating by category and channel;

•	dedicated account teams servicing our largest customers;

•	a group of account managers focused on regional chains;

•	a geographic based group of territory managers dedicated to the independent retailer; and

•	a specialized group of account managers dedicated to the professional and equine markets.

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

Competition

The pet supplies industry is highly competitive and has experienced considerable consolidation in the last five years. Our branded pet products compete against national and regional branded products and private label products produced by various suppliers. Our largest competitors in most product categories are Spectrum Brands and Hartz Mountain. The Pet segment competes primarily on the basis of brand recognition, innovation, upscale packaging, quality and service. Our Pet segment’s sales and logistics operations compete with a number of smaller local and regional distributors, with competition based on product selection, price, value-added services and personal relationships.

Garden Segment

Overview

We are a leading company in the consumer lawn and garden market in the United States and offer both premium and value-oriented branded products. We market and produce a broad array of premium brands, including Pennington, The Rebels, AMDRO, Grant’s, Lilly Miller, Ironite, Sevin, Over-N-Out, Norcal Pottery, New England Pottery, GKI/Bethlehem Lighting and Matthews Four Seasons. We also produce value brands at lower prices, including numerous private label brands. In addition, our Garden segment operates a sales and logistics network that strategically supports its brands. In fiscal 2012, the Garden segment accounted for $769 million of our consolidated net sales and $40 million of our consolidated income from operations before corporate expenses and eliminations.

Industry Background

We believe that gardening is one of the most popular leisure activities in the United States, although in recent years our garden segment has been adversely impacted by the input costs, weather and global recessionary economic environment. Packaged Facts asserts that the economy has brought more homeowners into their yards. The key demographic bolstering our lawn and garden market is the growth rate in the number of adults over age 55, who are more likely to be “empty nesters” and have more disposable income and leisure time available for garden activities. As the baby boom generation ages, this segment is expected to grow faster than the total population. According to 2010 U.S. census data, approximately 40% of the population is 45 years or older. We believe that this demographic should increase the number of lawn and garden product users. With more people gardening in their yards and the potential trends of food gardening and organic gardening, we perceive this market as staying intact and showing slow positive growth. We estimate the retail sales of the lawn and garden supplies industry in the categories in which we participate to be approximately $6 billion. In addition, we participate in the pottery and seasonal décor markets. We believe that the industry will continue to grow, albeit potentially at a slower rate in the near term due to industry dynamics.

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

Grass Seed. We are a leading marketer and producer of numerous mixtures and blends of cool and warm season turf grass for both the residential and professional markets, as well as forage and wild game seed mixtures. We sell these products under the Pennington Seed, Pennington, Penkoted® , Max-Q®, ProSelect ™, Tournament Quality CM, MasterTurf®, The Rebels and Smart Seed® brand names. We also produce numerous private label brands of grass seed. The Pennington grass seed manufacturing facilities are some of the largest and most modern seed conditioning facilities in the industry. In fiscal 2012, Pennington Seed enhanced its Smart SeedTM and 1-Step Complete ™ in its premium grass seed line with a new proprietary mix of multiple fiber sources, polymers and biostimulants to ensure seeds stay in place, germinate and produce deeper, healthy roots to reinforce the benefits of these premium products. Smart Seed is a drought-tolerant grass seed product that develops strong, deep root systems and requires up to 30% less water compared to ordinary grass seed. 1-Step Complete is a pre-mixed combination of mulch, Smart Seed premium grass seed and fertilizer that grows thicker and requires less water to establish.

Wild Bird Products. We are a leading marketer and producer of wild bird feed, bird feeders, bird houses and other birding accessories in the United States. These products are sold primarily under the Pennington brand name. Our wild bird feed is treated with Bird-Kote®, a nutritious coating made up of vegetable oil fortified with oil-soluble vitamins and elements needed by wild birds.

Fertilizers and Controls. We are a leading marketer of lawn and garden weed, moss, insect and pest control products and soil supplements and stimulants. We sell these products under the Knockout®, Strike®, Lilly Miller, Alaska Fish Fertilizer®, IMAGE®, Sevin, Over-N-Out and RooTone® brand names and the Eliminator private label for Wal*Mart. We are also a leading marketer of fire ant bait, sold primarily in the southern United States, under the AMDRO brand name. In addition, we market ant baits, animal repellents and garden aid products under the Grant’s brand name. We manufacture several lines of lawn and garden fertilizers and soil supplements, in granular and liquid form, under the Pennington, Pro Care, Ironite and other private and controlled labels.

Outdoor & Seasonal Decor. We are a leading marketer of decorative indoor and outdoor pottery products in the United States. We sell these products under the Pennington, Norcal Pottery and New England Pottery brand names which include terra cotta, stoneware, ceramic and porcelain pots. We also market seasonal Christmas products and lighting under the brand name GKI/Bethlehem Lighting and we manufacture a complete line of wooden garden products, including planters, barrel fountains, arbors and trellises that are sold under the Pennington brand name.

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

Sales and Marketing

The marketing strategy for our premium products is focused on meeting consumer needs through product performance, innovation, quality, upscale packaging and retail shelf placement. The marketing strategy for our value products is focused on promotion of the quality and efficacy of our value brands at a lower cost relative to premium brands. Our customers include retailers, such as mass merchants, home improvement centers, independent lawn and garden nurseries, drug and grocery stores, and professional end users. Sales to Wal*Mart represented approximately 30%, 28% and 31%, sales to Lowe’s represented approximately 20%, 24% and 22%, and sales to Home Depot represented approximately 16%, 15% and 18%, of our Garden segment’s net sales in fiscal 2012, 2011 and 2010, respectively.

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

Competition

The lawn and garden products industry is highly competitive. Our lawn and garden products compete against national and regional products and private label products produced by various suppliers. Our turf and forage grass seed products, fertilizers, pesticides and combination products compete principally against products marketed by The Scotts Miracle-Gro Company (“Scotts”). Scotts’ dominant position in the lawn and garden industry is a significant competitive disadvantage for our similar garden products. In addition, Spectrum Brands is a strong competitor in yard and household insecticides. Our Garden segment competes primarily on the basis of its strong premium and value brands, quality, service, price and low cost manufacturing. Our Garden segment’s sales and logistics operations also compete with a large number of distributors, with competition based on price, service and personal relationships.

Supply Chain

We operate one integrated supply chain responsible for manufacturing, logistics, purchasing and sales and operations planning for both our Pet and Garden segments.

Manufacturing

Central manufactures the majority of its branded products in 32 manufacturing facilities, located primarily in the United States. In addition, certain of our proprietary branded products are manufactured by contract manufacturers. We have entered into an exclusive arrangement with a third party to manufacture (S)-Methoprene, the active ingredient in our flea and tick control products.

Purchasing

Central purchases most of its raw materials from a number of different suppliers. In addition, we purchase one of the raw materials used to manufacture (S)-Methoprene from a single source of supply. The Company maintains an inventory of this raw material (in addition to our (S)-Methoprene inventory) to reduce the possibility of any interruption in the availability of (S)-Methoprene, but a prolonged delay in obtaining (S)-Methoprene or this raw material could result in a temporary delay in product shipments and have an adverse effect on Pet Products’ financial results.

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

From the fourth quarter of fiscal 2006 to fiscal 2008, prices for some of our key raw material inputs for our bird feed grains increased substantially. In fiscal 2009 and fiscal 2010, grain costs declined due primarily to deflationary pressures impacting the broader economy. During fiscal 2011, prices for some of our key inputs increased substantially. In fiscal 2012, prices continued to increase due in part to drought conditions throughout much of the United States. Our weighted average cost per pound for our primary bird feed grains increased approximately 11% for fiscal year 2012 compared to fiscal 2011. Although we have been able to negotiate some price increases with our retailers, it is possible price increases may not fully offset rising costs in the future, resulting in margin erosion.

Logistics Network

Our distribution network consists of 28 facilities strategically placed across the United States and one facility in the United Kingdom to allow us to service both our mass market customers as well as our independent specialty retail stores for our branded products. This network also supports distribution of many other manufacturers’ brands and combines these products with our branded products into single shipments, enabling us to serve our customers in an effective and cost efficient manner.

Significant Customers

Wal*Mart, our largest customer, represented approximately 17%, 16% and 17% of our total company net sales in fiscal 2012, 2011, and 2010, respectively, and represented approximately 30%, 28% and 31% of our Garden segment’s net sales in fiscal 2012, 2011 and 2010, respectively. Sales to Home Depot represented approximately 16%, 15% and 18% of our Garden segment’s net sales in fiscal 2012, 2011 and 2010, respectively. Sales to Lowe’s represented approximately 9%, 12% and 10% of our total company net sales in fiscal 2012, 2011 and 2010, respectively, and represented approximately 20%, 24% and 22% of our Garden segment’s net sales in fiscal 2012, 2011 and 2010, respectively. PetSmart represented approximately 12% of our Pet segment’s net sales in fiscal 2012 and fiscal 2011, and 11% of our Pet segment’s net sales in fiscal 2010. PETCO is also a significant customer.

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

Employees

As of September 29, 2012, we had approximately 3,600 employees of which approximately 3,400 were full-time employees and 200 were temporary or part-time employees. We also hire substantial numbers of additional temporary employees for the peak lawn and garden shipping season of February through June to meet the increased demand experienced during the spring and summer months. The majority of our temporary employees are paid on an hourly basis. None of our employees are represented by a labor union. We consider our relationships with our employees to be good.

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

Executive Officers

The following table sets forth the name, age and position of our executive officers as of November 30, 2012.

Name	Age	Position
William E. Brown	71	Chairman of the Board and Chief Executive Officer

Janet M. Brady	58	Senior Vice President, Human Resources

Gus Halas	61	President and Chief Executive Officer of the Central Operating Companies

Paul Hibbert	43	Senior Vice President, Supply Chain

Steven LaMonte	56	Executive Vice President and President – Garden Segment

Frank Palantoni	58	Executive Vice President and President – Pet Segment

Michael A. Reed	64	Executive Vice President

George Yuhas	60	General Counsel

Lori A. Varlas	50	Senior Vice President, Chief Financial Officer and Secretary

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

Gus Halas. Mr. Halas has served as President and Chief Executive Officer of the Central Operating Companies since April 2011. Mr. Halas was a consultant to the Company from 2009 until April 2011. From 2003 to 2009, Mr. Halas was Chairman, President and CEO of T3 Energy Services. He previously served as President and Chief Executive Officer of Clore Automotive and Marley Cooling Tower Company and held senior executive positions with a number of other companies including Ingersoll-Dresser Pump Company and Sulzer Industries. Mr. Halas is also a director of Triangle Petroleum Corporation, an energy exploration and production company.

Paul Hibbert. Mr. Hibbert has been Senior Vice President, Supply Chain since October 2011 and for the prior two years served as Vice President, Supply Chain Garden Products. In 2009, Mr. Hibbert served as a supply chain consultant for BioLab, Inc/Chemtura. From 2007 to 2008, Mr. Hibbert was the Vice President Supply Chain for United Industries. From 2003 to 2007, he was the Director of Supply Chain with Biolab, Inc.

Steven LaMonte. Mr. LaMonte has been our Executive Vice President, President – Garden Segment since May 2012. From 2009 to May 2012, Mr. LaMonte served as VP Latin America & Asia Pacific Regions for Johnson & Johnson’s McNeil Laboratories division. From 2006 to 2009, Mr. LaMonte was Worldwide Vice President, RX-OTC Switch & Innovation at Johnson & Johnson. Mr. LaMonte previously held numerous leadership positions at Pfizer Consumer Healthcare, Schering-Plough, Nestle Foods and other consumer products companies.

Frank Palantoni. Mr. Palantoni has been our Executive Vice President, President – Pet Segment division since February 2011. From 2006 to 2011, Mr. Palantoni was chief executive officer of P3 Capital Management LLC, an advisory and private equity firm specializing in consumer goods acquisitions and product development. He previously served as president and chief executive officer of Prestige Brands, Inc. and as a senior executive of Novartis Pharmaceuticals AG, Gerber Products Company and Groupe Danone.

Michael A. Reed. Mr. Reed has been Executive Vice President since June 2000 and was President of the Garden Products division from October 2007 to May 2012. Mr. Reed served as President of the Pet Products division from 2003 to 2004. Previously, Mr. Reed served as President and CEO of PM Ag Products, Inc., a wholly owned subsidiary of global agri-business Tate & Lyle, PLC.

George Yuhas. Mr. Yuhas has been our General Counsel since March 2011. He previously served as a partner specializing in litigation at Orrick, Herrington & Sutcliffe LLP since 1984.

Lori A. Varlas. Ms. Varlas has been Senior Vice President, Chief Financial Officer and Secretary since December 2010. From 2006 to 2010, Ms. Varlas served as Vice President Finance at Sun Microsystems. Prior to joining Sun, Ms. Varlas was Vice President of Finance at PeopleSoft and held a variety of senior finance positions from 1998 to 2005. Ms. Varlas also held positions at Chiron Corporation, Specialty Foods and Price Waterhouse.

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

In fiscal 2012, we continued the process of transformational change that we embarked upon in fiscal 2011, consisting of a comprehensive series of organizational and operational initiatives intended to improve our sales and marketing, profitability and operational effectiveness. We expect to continue to implement these initiatives over the next several years. The strategic objective of these initiatives is to transform the Company from a portfolio of separately run businesses into an integrated, multi-brand company. In connection with this change, we are strengthening our management team, reorganizing operating units, consolidating facilities, developing a system of shared services and eliminating duplicative services, standardizing processes, training employees in new approaches and investing in systems, facilities and people.

During fiscal 2012, we closed nine distribution and manufacturing facilities, while opening and upgrading others, leaving us with a net reduction of five facilities for fiscal year 2012. The operational issues associated with the closures, along with other supply issues, resulted in execution disruptions that delayed fulfilling orders for some customers as we transitioned certain operational activities. These disruptions adversely affected our revenues and operating earnings. While we believe we have resolved these particular issues, we may experience other operational issues as we continue to implement our transformational initiatives. These operational issues could have a material adverse effect on our performance and financial results.

During fiscal 2012, we incurred approximately $12.1 million of costs related to our transformational change initiatives. We anticipate incurring substantial additional costs relating to the transformation in each of the next several years.

There can be no assurance that we will be able to successfully execute the transformational change initiatives or that we will be able to do so within the anticipated time period. During the process of implementation we will be making substantial investments in our business and will incur substantial transitional costs. We anticipate that these investments and transitional costs will adversely affect our operating results until the transformation process is complete.

Our operating results and cash flow are susceptible to fluctuations.

We expect to continue to experience variability in our net sales, net income and cash flow on a quarterly basis. Factors that may contribute to this variability include:

•	fluctuations in prices of commodity grains and other input costs;

•	seasonality and adverse weather conditions;

•	costs or operational problems arising from our transformational change initiatives;

•	shifts in demand for lawn and garden and pet products;

•	changes in product mix, service levels, marketing and pricing by us and our competitors;

•	the effect of acquisitions, including the costs of acquisitions that are not completed; and

•	economic stability of and strength of our relationship with retailers.

These fluctuations could negatively impact our business and the market price of our common stock.

Seeds and grains we use to produce bird feed and grass seed are commodity products subject to price volatility that has had, and could have, a negative impact on us.

Our financial results are partially dependent upon the cost of raw materials and our ability to pass along increases in these costs to our customers. In particular, our Pennington and Kaytee businesses are exposed to fluctuations in market prices for commodity seeds and grains used to produce bird feed. Historically, market prices for commodity seeds and grains have fluctuated in response to a number of factors, including changes in United States government farm support programs, changes in international agricultural and trading policies and weather conditions during the growing and harvesting seasons.

To mitigate our exposure to changes in market prices, we enter into purchase contracts for grains, bird feed and grass seed to cover a limited portion of our purchase requirements for a selling season. Since these contracts cover only a portion of our purchase requirements, as market prices for such products increase, our cost of production increases as well. In contrast, if market prices for such products decrease, we may end up purchasing grains and seeds pursuant to the purchase contracts at prices above market.

In fiscal 2011 and fiscal 2012, prices for some of our key crops increased substantially. Our weighted average cost per pound for our primary bird feed grains increased approximately 11% for fiscal year 2012 compared to fiscal 2011. Although we have been able to negotiate some price increases with our retailers, it is possible price increases may not fully offset rising costs in the future, resulting in margin erosion. We can provide no assurance as to the timing or extent of our ability to implement additional price adjustments in the context of rising costs or in the event of increased costs in the future. Similarly, we can provide no assurance of our ability to retain pricing with our retailers in the context of declining costs. We also cannot predict to what extent price increases may negatively affect our sales volume. As retailers pass along price increases, consumers may shift to our lower margin bird feed, switch to competing products or reduce purchases of wild bird feed products.

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

The success of our business also depends in part on our ability to identify and respond to evolving trends in demographics and consumer preferences. For example, from fiscal 2006 through fiscal 2009, the demand for aquatics products declined significantly. In fiscal 2010 and 2011, the demand for aquatic products stabilized and in fiscal 2012 it increased. Similarly, in fiscal 2010, the demand for wild bird feed declined and in fiscal 2011, demand increased. Our failure to timely identify or effectively respond to changing consumer tastes, preferences, spending patterns and lawn and garden and pet care needs could adversely affect the demand for our products and our profitability.

Inflation, deflation, economic uncertainty and other adverse macro-economic conditions may harm our business.

Our revenues and margins are dependent on various economic factors, including rates of inflation or deflation, energy costs, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. In 2009 and 2010, our business was negatively impacted by the downturn in the housing market and by the decline in consumer confidence, as well as other macro-economic factors. During the last two years, we have experienced a significant increase in raw material input costs. Although we increased prices for many of our products, our price increases did not fully offset the increases in our costs, and our margins and profitability suffered as a result. If we are unable to pass through rising input costs and raise the price of our products, or consumer confidence continues to weaken, we may experience gross margin declines.

Supply disruptions in pet birds and small animals may negatively impact our sales.

The federal government and many state governments have increased restrictions on the importation of pet birds and the supply of small animals. These restrictions have resulted in reduced availability of new pet birds and animals and thus reduced demand for pet bird and small animal food and supplies. If these restrictions become more severe, our future sales of these products would likely suffer, which would negatively impact our profitability. In addition, some countries experienced outbreaks of avian flu. While the number of cases worldwide has declined, a significant outbreak in the United States would reduce demand for our pet and wild bird food and negatively impact our financial results.

Our lawn and garden sales are highly seasonal and subject to adverse weather.

Because our lawn and garden products are used primarily in the spring and summer, the Garden business is seasonal. In fiscal 2012, approximately 66% of our Garden segment’s net sales and 59% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is generated in this period. Our working capital needs and our borrowings generally peak in our second fiscal quarter, because we are generating lower revenues while incurring expenses in preparation for the spring selling season. If cash on hand and borrowings under our credit facility are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business.

Because demand for lawn and garden products is significantly influenced by weather, particularly weekend weather during the peak gardening season, our results of operations and cash flow could also be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, water shortages or floods.

Rising energy prices could adversely affect our operating results.

During fiscal 2011 and 2012, energy prices increased substantially, which resulted in increased fuel costs for our businesses and increased raw materials costs for many of our branded products. Rising energy prices in the future could adversely affect consumer spending and demand for our products and increase our operating costs, both of which would reduce our sales and operating income.

We depend on a few customers for a significant portion of our business.

Wal*Mart, our largest customer, accounted for approximately 17% of our net sales in fiscal 2012, 16% in fiscal 2011 and 17% in fiscal 2010. Lowe’s accounted for approximately 9% of our net sales in fiscal 2012, 12% in fiscal 2011 and 10% in fiscal 2010. In addition, Home Depot, PetSmart and PETCO are also significant customers, although each accounted for less than 10% of our net sales and, together with Wal*Mart and Lowe’s, accounted for approximately 45% of our net sales in fiscal 2012and fiscal 2011, and 46% in fiscal 2010. The market shares of many of these key retailers have increased and may continue to increase in future years.

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

We have experienced, and may in the future experience, issues with products that may lead to product liability, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. For example, during 2012, we experienced four unrelated recalls relating to one batch of baby bird feed products, one batch of mice, rat and hamster feed, one batch of dog food and a line of Christmas tree bases. In 2012, we recorded approximately $4.9 million of costs related to these recalls. These recalls or future recalls could result in increased governmental scrutiny, reputational harm, reduced demand by consumers for our products, decreased willingness by retailer customers to purchase or provide marketing support for those products, absence or increased cost of insurance, or additional safety and testing requirements. Such results could divert development and management resources, adversely affect our business operations, decrease sales, increase legal fees and other costs, and put us at a competitive disadvantage compared to other manufacturers not affected by similar issues with products, any of which could have a significant adverse effect on our financial condition.

Competition in our industries may hinder our ability to execute our business strategy, increase our profitability or maintain relationships with existing customers.

We operate in highly competitive industries, which have experienced increased consolidation in recent years. We compete against numerous other companies, some of which are more established in their industries and have substantially greater revenue and resources than we do. Our products compete against national and regional products and private label products produced by various suppliers. Our largest competitors in the Pet segment are Spectrum Brands and Hartz Mountain, and our largest competitors in the Garden segment are Scotts and Spectrum Brands.

To compete effectively, among other things, we must:

•	develop and grow brands with leading market positions;

•	grow market share;

•	maintain our relationships with key retailers;

•	continually develop innovative new products that appeal to consumers;

•	implement effective marketing and sales promotion programs;

•	maintain strict quality standards;

•	deliver products on a reliable basis at competitive prices; and

•	effectively integrate acquired companies.

Competition could lead to lower sales volumes, price reductions, reduced profits, losses, or loss of market share. Our inability to compete effectively could have a material adverse effect on our business, results of operations and financial condition.

Our acquisition strategy involves a number of risks.

We have completed numerous acquisitions and intend further growth through the acquisition of additional companies.

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

In fiscal 2005, we began incurring costs associated with designing and implementing SAP, a new company-wide enterprise resource planning (ERP) software system with the objective of gradually migrating to the new system. Upon completion, this new system will replace our numerous existing accounting and financial reporting systems, most of which were obtained in connection with business acquisitions. To date, we have reduced the number of ERP systems from 26 to 7 and expect to further reduce the number of systems during fiscal 2013. We invested an additional $14.4 million in fiscal 2012 for implementation. Capital expenditures for our new enterprise resource planning software system for fiscal 2013 and beyond will depend upon the pace of conversion for those remaining legacy systems. We accelerated the pace of our enterprise resource planning conversion in fiscal 2012. If the accelerated implementation is not executed successfully, this could result in business interruptions. If we do not complete the implementation of the project timely and successfully, we may experience, among other things, additional costs associated with completing this project and a delay in our ability to improve existing operations, support future growth and enable us to take advantage of new applications and technologies. All of this may also result in a distraction of management’s time, diverting their attention from our operations and strategy.

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

We have, and we will continue to have, a significant amount of indebtedness. As of September 29, 2012, we had total indebtedness of approximately $449.8 million. This level of indebtedness and future borrowing needs could have material adverse consequences for our business, including:

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

We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks.

Our business employs systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, suppliers and others, including personal identification information. Security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber attacks. Attacks may be targeted at us, our customers and suppliers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

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

As of November 30, 2012, William E. Brown, our Chairman, beneficially owned 1,600,459 shares of our Class B common stock (out of a total of 1,652,262 outstanding shares), 1,418,063 shares of our common stock and 3,259,404 shares of our Class A common stock and thereby controlled approximately 55% of the voting power of our capital stock. Accordingly, except to the extent that a class vote of the common stock is required by applicable law, he can effectively control all matters requiring stockholder approval, including the election of our directors, and can exert substantial control over our management and policies. The disproportionate voting rights of our common stock and Class B common stock and Mr. Brown’s substantial holdings of Class B common stock could have an adverse effect on the market price of our common stock and Class A common stock. Also, such disproportionate voting rights and Mr. Brown’s controlling interest may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our other stockholders, which could thereby deprive holders of common stock or Class A common stock of an opportunity to sell their shares for a “take-over” premium.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently operate 32 manufacturing facilities totaling approximately 3,354,000 square feet and 29 sales and logistics facilities totaling approximately 3,693,000 square feet. Most sales and logistics centers consist of office and warehouse space, and several large bays for loading and unloading. Each sales and logistics center provides warehouse, distribution, sales and support functions for its geographic area. Our executive offices are located in Walnut Creek, California.

The table below lists the Pet segment’s manufacturing and sales and logistics facilities. Numbers in parenthesis represent multiple locations.

Location	Type of Facility	Owned or Leased
Phoenix, AZ (2)	Sales and Logistics	Owned
Irwindale, CA	Manufacturing	Leased
Sacramento, CA	Sales and Logistics	Leased
Santa Fe Springs, CA	Sales and Logistics	Leased
Aurora, CO	Sales and Logistics	Leased
Tampa, FL	Sales and Logistics	Leased
Council Bluffs, IA	Manufacturing	Owned
Elk Grove Village, IL	Sales and Logistics	Leased
Jamesburg, NJ	Sales and Logistics	Leased
Mahwah, NJ	Sales and Logistics	Leased
Neptune City, NJ	Manufacturing	Owned
Neptune City, NJ	Manufacturing	Leased
Cressona, PA	Manufacturing	Owned
Pottsville, PA	Sales and Logistics	Leased
Dallas, TX	Manufacturing	Owned
Dallas, TX	Sales and Logistics	Leased
Algona, WA	Sales and Logistics	Leased
Chilton, WI	Manufacturing	Owned
Franklin, WI	Manufacturing	Leased
Franklin, WI	Manufacturing	Owned
Guangdong, China	Manufacturing	Leased
Dorking, Surrey, UK	Manufacturing	Leased
Somerset, UK	Sales and Logistics	Leased

The table below lists the Garden segment’s manufacturing and sales and logistics facilities. Numbers in parenthesis represent multiple locations.

Location	Type of Facility	Owned or Leased
Cullman, AL	Sales and Logistics	Owned
Roll, AZ	Manufacturing	Owned
Yuma, AZ	Manufacturing	Leased
El Centro, CA	Manufacturing	Owned
Ontario, CA	Sales and Logistics	Leased
Sacramento, CA	Sales and Logistics	Leased
Longmont, CO	Manufacturing	Owned
Covington, GA	Sales and Logistics	Leased
Eatonton, GA	Manufacturing	Owned
Madison, GA (3)	Manufacturing	Leased
Madison, GA (2)	Manufacturing	Owned
Madison, GA	Sales and Logistics	Owned
St. Charles, IL	Sales and Logistics	Leased
Ligonier, IN	Manufacturing	Owned
Taunton, MA	Sales and Logistics	Leased
Laurel, MD	Sales and Logistics	Leased
Greenfield, MO (2)	Manufacturing	Owned
Greenfield, MO	Sales and Logistics	Owned
Neosho, MO	Manufacturing	Owned
Charlotte, NC	Sales and Logistics	Leased
Sidney, NE	Manufacturing	Owned
Fairfield, OH	Sales and Logistics	Leased
Peebles, OH (2)	Manufacturing	Owned
Piketon, OH	Manufacturing	Leased
Albany, OR	Manufacturing	Owned
Albany, OR	Sales and Logistics	Leased
Lebanon, OR	Manufacturing	Owned
Portland, OR	Sales and Logistics	Leased
Columbia, SC	Sales and Logistics	Owned
Grand Prairie, TX	Sales and Logistics	Leased
Kenbridge, VA	Sales and Logistics	Leased
Northbend, WA	Manufacturing	Leased

As part of our transformational change initiatives, we are reviewing the number, location and size of our manufacturing facilities and expect to make changes over time in order to optimize our manufacturing footprint. In addition, we are in the process of combining our garden and pet products operations in the same warehouses where practical and reducing the number of distribution centers.

We lease 11 of our manufacturing facilities and 23 of our sales and logistics facilities. These leases generally expire between 2013 and 2020. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. The facilities we own are subject to major encumbrances under our principal credit facility. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks and warehousing, transportation and computer equipment.

Item 3. Legal Proceedings

We may from time to time become involved in legal proceedings in the ordinary course of business. Currently, we are not a party to any legal proceedings that management believes would have a material adverse effect on our financial position or results of operations.

Item 4. Mine Safety Disclosures

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

	Common Stock		Class A Common Stock
	High	Low	High	Low
Fiscal 2011
First Quarter	$10.96	$8.88	$11.08	$9.01
Second Quarter	10.51	8.80	10.39	8.83
Third Quarter	11.06	8.71	10.95	9.01
Fourth Quarter	10.58	6.50	10.48	6.67

Fiscal 2012
First Quarter	$9.24	$6.66	$9.44	$6.76
Second Quarter	9.42	7.99	10.12	8.21
Third Quarter	10.93	8.25	11.10	8.45
Fourth Quarter	12.61	9.05	13.27	9.40

As of November 15, 2012, there were approximately 125 holders of record of our common stock, approximately 207 holders of record of our Class A nonvoting common stock and five holders of record of our Class B stock.

We have not paid any cash dividends on our common stock, our Class A common stock or our Class B Stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock, our Class A common or our Class B stock in the foreseeable future. In addition, our credit facility and senior subordinated notes restrict our ability to pay dividends. See Note 10 to our fiscal 2012 consolidated financial statements.

Stock Performance Graph

The following graph compares the percentage change of our cumulative total stockholder return on our Common Stock (“CENT”) for the period from September 29, 2007 to September 29, 2012 with the cumulative total return of the NASDAQ Composite (U.S.) Index and the Dow Jones Non-Durable Household Products Index, a peer group index consisting of approximately 30 manufacturers and distributors of household products.

The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our Common Stock.

Total Return Analysis

	9/29/07	9/27/08	9/26/09	9/25/10	9/24/11	9/29/12
Central Garden & Pet Company	100.00	68.65	132.13	113.48	75.17	133.60
NASDAQ Composite	100.00	81.42	78.79	90.54	95.32	121.04
Dow Jones US Nondurable Household Products	100.00	99.54	87.12	96.07	99.16	115.77

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth the repurchases of any equity securities during the fourth quarter of the fiscal year ended September 29, 2012 and the dollar amount of authorized share repurchases, remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
June 24, 2012 – July 28, 2012	1,844	(2)	$11.01	—	$51,595,000
July 29, 2012 – August 25, 2012	34,929	(2)	11.05	—	0
August 26, 2012 – September 29, 2012	30,943	(2)	12.48	—	0

Total	67,716		$11.70	—	$51,595,000

(1)	During the third quarter of fiscal 2011, our Board of Directors authorized a new $100 million share repurchase program. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock.
(2)	Shares purchased during the period indicated represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.

Item 6. Selected Financial Data

The following selected statement of operations and balance sheet data as of and for the five fiscal years in the period ended September 29, 2012 has been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto in “Item 8 – Financial Statements and Supplementary Data” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Fiscal Year Ended
	September 29, 2012	September 24, 2011	September 25, 2010	September 26, 2009	September 27, 2008
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales (1)	$1,700,013	$1,628,652	$1,523,648	$1,614,300	$1,705,386
Cost of goods sold and occupancy	1,185,855	1,134,733	1,008,482	1,086,974	1,184,058

Gross profit	514,158	493,919	515,166	527,326	521,328
Selling, general and administrative expenses	439,737	408,744	394,092	401,340	415,978
Goodwill and other impairments (2)	—	—	12,000	—	429,764

Income (loss) from operations	74,421	85,175	109,074	125,986	(324,414)
Interest expense, net	(40,170)	(37,748)	(33,587)	(22,061)	(37,273)
Other income	678	550	419	52	2,116

Income (loss) before income taxes and noncontrolling interest	34,929	47,977	75,906	103,977	(359,571)
Income taxes (tax benefit)	12,816	19,595	28,110	36,368	(93,069)

Income (loss) including noncontrolling interest	22,113	28,382	47,796	67,609	(266,502)
Net income attributable to noncontrolling interest	940	59	1,963	1,661	833

Net income (loss) attributable to Central Garden & Pet Company	$21,173	$28,323	$45,833	$65,948	$(267,335)

Net income (loss) per share attributable to Central Garden & Pet Company:
Basic	$0.44	$0.50	$0.71	$0.95	$(3.76)

Diluted	$0.44	$0.50	$0.70	$0.94	$(3.76)

Weighted average shares used in the computation of income (loss) per share (3):
Basic	47,622	56,217	64,272	69,499	71,117
Diluted (3)	48,374	56,645	65,091	70,264	71,117

Other Data:
Depreciation and amortization	$30,425	$28,566	$28,869	$29,155	$32,517
Capital expenditures	$39,592	$31,563	$24,190	$16,505	$22,349
Cash from operating activities	$89,169	$51,008	$135,229	$221,638	$115,028
Cash used in investing activities	$(44,477)	$(56,237)	$(41,266)	$(20,542)	$(15,406)
Cash from (used in) financing activities	$(8,575)	$(73,997)	$(88,167)	$(142,011)	$(93,935)
Ratio of earnings to fixed charges (4)	1.84	2.23	3.20	5.36	—

	September 29, 2012	September 24, 2011	September 25, 2010	September 26, 2009	September 27, 2008
Balance Sheet Data:
Cash and short term investments	$71,180	$29,851	$106,780	$85,668	$26,929
Working capital	445,299	410,655	433,705	427,243	450,704
Total assets	1,149,547	1,093,003	1,130,884	1,150,925	1,259,318
Total debt	449,814	435,609	400,271	408,085	523,147
Equity	464,883	456,782	532,143	547,335	511,425

(1)	Fiscal years 2008, 2009, 2010 and 2011 included 52 weeks. Fiscal year 2012 included 53 weeks.
(2)	During the fourth quarter of fiscal 2010, we recognized a non-cash charge of $12.0 million related to the impairment of an indefinite-lived intangible asset in our Pet segment. During fiscal 2008, we recognized non-cash charges of $403 million related to goodwill impairments within our Pet segment and Garden segment and $27 million for impairments of long-lived assets in our Garden segment.
(3)	The potential effects of stock awards are excluded from the diluted earnings per share calculation for the fiscal year ended September 27, 2008, because their inclusion in a net loss period would be anti-dilutive.
(4)	For the purposes of determining the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes and noncontrolling interest and after eliminating undistributed earnings of equity method investees and before fixed charges. Fixed charges consist of interest expense incurred, the portion of rental expense under operating leases deemed by management to be representative of the interest factor and amortization of deferred financing costs. For the fiscal year ended September 27, 2008, earnings were insufficient to cover fixed charges by approximately $360.5 million, and the ratio for that fiscal year is not considered meaningful.

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

Overview

Central Garden & Pet Company is a leading innovator, marketer and producer of quality branded products. We are one of the largest suppliers in the pet and lawn and garden supplies industries in the United States. The total pet industry is estimated to be approximately $30 billion in annual retail sales. We estimate the annual retail sales of the pet supplies and super-premium pet food markets in the categories in which we participate to be approximately $15 billion. The total lawn and garden industry in the United States is estimated to be approximately $21 billion in annual retail sales. We estimate the annual retail sales of the lawn and garden supplies markets in the categories in which we participate to be approximately $6 billion.

Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, super premium dog and cat food and treats, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under a number of brand names including Adams™, Altosid, Aqueon®, Avoderm®, BioSpot®, Coralife®, Farnam®, Four Paws®, Interpet, Kaytee®, Kent Marine®, Nylabone®, Oceanic Systems®, Pet Select®, Pre Strike®, Pinnacle®, Super Pet®, TFHTM, Zilla® and Zodiac®.

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

In fiscal 2012, our consolidated net sales were $1.7 billion, of which our Pet segment accounted for approximately $931 million and our Garden segment accounted for approximately $769 million. Fiscal 2012 included an extra week as compared to fiscal 2011. In fiscal 2012, our branded product sales were approximately $1.4 billion, or approximately 84% of total sales, sales of other manufacturers’ products were approximately 16% of total sales, and our gross profit margins were 30.2%. In fiscal 2012, our income from operations was $74 million, of which our Pet segment accounted for $88 million and our Garden segment accounted for $40 million, before corporate expenses and eliminations of $54 million.

Recent Developments

Fiscal 2012 Operating Performance. Although we experienced increased sales in fiscal 2012, rising input costs, a change in sales mix, operational disruptions and increased costs associated with our transformational change initiatives, and unfavorable weather resulted in increased expenses and continuing pressure on gross margins.

Financial summary:

•	Net sales for fiscal 2012 increased $71.4 million, or 4.4%, to $1.7 billion. Our Pet segment increased 9.3%, partially offset by a 1.0% decrease in our Garden segment.

•	Gross margin decreased 10 basis points in fiscal 2012 to 30.2%, from 30.3% in 2011.

•

Selling, general & administrative expenses increased $31.0 million, or 7.6%, to $439.7 million in fiscal 2012, and increased as a percentage of net sales to 25.9% from 25.1%. The increase was due primarily to increased selling and delivery expense.

•	Net earnings for fiscal 2012 were $21.2 million, or $0.44 per share on a diluted basis, a decrease of $7.1 million and $0.06 per share on a diluted basis, compared to fiscal 2011.

•

We generated cash flows from operating activities of approximately $89.2 million during fiscal 2012, an increase of approximately $38.2 million from fiscal 2011. Our cash and short term investments at September 29, 2012 were approximately $71.2 million, compared with $29.9 million at September 24, 2011.

Repurchase of Company Stock. – During fiscal 2012, we repurchased $20.9 million of our common stock which consisted of 0.7 million shares of our voting common stock (CENT) at an aggregate cost of approximately $5.6 million, or approximately $8.02 per share, and 1.9 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $15.3 million, or approximately $8.05 per share. During fiscal 2011, our Board of Directors authorized a new $100 million share repurchase program, under which approximately $52 million remains available for repurchases in fiscal 2013 and thereafter.

Transformational Change. – In fiscal 2012, we continued the process of transformational change we embarked upon in fiscal 2011, consisting of a comprehensive series of organizational and operational initiatives intended to improve our sales and marketing, profitability and operational effectiveness. We expect to continue these initiatives over the next several years. The strategic objective of these initiatives is to transform the Company from a portfolio of separately run businesses into an integrated, multi-brand company. In connection with this change, we are strengthening our management team, reorganizing operating units, consolidating facilities, eliminating duplicative services, standardizing processes, training employees in new approaches and investing in systems, facilities and people. For example, in fiscal 2011, we began the process of combining our Garden and Pet supply chains as an integrated unit responsible for distribution, transportation, manufacturing, sourcing and sales and operations planning. In fiscal 2012, we began consolidating transactional processing in a newly created centralized shared services center in Boise, Idaho. We are in the process of moving our accounts payable, accounts receivable and order management functions to this one centralized service center. During fiscal 2012, we incurred approximately $12.1 million of additional expense related to transformation activities.

There can be no assurance that we will be able to successfully implement the transformational change initiatives or that we will be able to do so within the anticipated time period. During the process of implementation, we will be making substantial investments in our business and will incur substantial transitional costs, which will adversely affect our operating results until the transformation process is complete.

Fiscal 2013. – Hurricane Sandy negatively impacted our northeastern businesses. While damage was minimal, some of our businesses experienced disruption which will impact our first quarter 2013 results.

Fiscal 2011 Reported Earnings and Significant Items.

Fiscal 2011 Operating Performance. Although we experienced increased sales in fiscal 2011, rising input costs, a change in sales mix due to competitive pressures and unfavorable weather resulted in increased expenses and lower gross margins.

Financial summary:

•	Net sales for fiscal 2011 increased $105 million, or 7%, to $1.6 billion.

•	Net earnings for fiscal 2011 were $28 million, or $0.50 per share on a diluted basis, a decrease of $18 million and $.0.20 per share on a diluted basis, compared to fiscal 2010.

•	Gross margin decreased 350 basis points in fiscal 2011 to 30.3%, due primarily to rising raw material input costs.

•	Selling, general & administrative expenses increased $14.6 million, or 3.7%, to $408.7 million in fiscal 2011, but decreased as a percentage of net sales to 25.1% from 25.9%.

•	We generated cash flows from operating activities of approximately $51.0 million during fiscal 2011 and had a cash balance of approximately $12.0 million at September 24, 2011.

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

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	Fiscal Year Ended
	September 29, 2012	September 24, 2011	September 25, 2010
Net sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy	69.8	69.7	66.2

Gross profit	30.2	30.3	33.8
Selling, general and administrative	25.9	25.1	25.9
Intangible asset impairments	—	—	0.8

Income from operations	4.3	5.2	7.1
Interest expense, net	(2.4)	(2.3)	(2.2)
Other income	0.1	—	—
Income taxes	(0.7)	(1.2)	(1.8)
Noncontrolling interest	(0.1)	—	(0.1)

Net income	1.2%	1.7%	3.0%

Fiscal 2012 Compared to Fiscal 2011

Net Sales

Net sales for fiscal 2012 increased $71.4 million, or 4.4%, to $1,700.0 million from $1,628.6 million in fiscal 2011. The increase was due to a $44.4 million, or 3.2%, increase in our branded product sales and a $27.0 million, or 10.7%, increase in the sales of other manufacturers’ products. Branded product sales include products we manufacture under Central brand names and products we manufacture under third-party brands. Sales of our branded products represented 83.5% of our total sales in fiscal 2012. In addition, fiscal 2012 included an extra week as compared to fiscal 2011.

The following table indicates each class of similar products which represented more than 10% of our consolidated net sales in the fiscal years presented (in millions):

Category	2012	2011	2010
Pet supplies (excluding wild bird feed)	$847.1	$773.1	$766.5
Controls and fertilizers	281.7	260.0	255.5
Wild bird feed	205.1	197.5	168.9
Other garden supplies	185.7	212.1	196.0
Grass seed	180.4	185.9	136.7

Total	$1,700.0	$1,628.6	$1,523.6

Our Pet segment’s net sales for fiscal 2012 increased $79.4 million, or 9.3%, to $930.7 million from $851.3 million in fiscal 2011. Pet branded product sales increased $62.6 million and sales of other manufacturers’ products increased $16.8 million as compared with fiscal 2011. We experienced sales increases in most of our Pet categories, including a $37.1 million increase in our Animal Health category, due primarily to innovation and increased distribution of our flea and tick products. Additionally, our aquatics product sales increased $11.0 million due primarily to increased consumables sales.

Our Garden segment’s net sales for fiscal 2012 decreased $8.0 million, or 1.0%, to $769.3 million from $777.3 million in fiscal 2011. In fiscal 2012, garden branded product sales declined $18.2 million and sales of other manufacturers’ products increased $10.2 million compared with fiscal 2011. Garden branded product sales declined due primarily to a $26.3 million decrease in revenues of our other garden supply products, including a $24.8 million decline in seasonal décor products and a $2.4 million decline in pottery products, partially offset by a $21.7 million increase in sales of controls and fertilizers. Seasonal décor products were impacted by decreased sales programs in the current fiscal year and by increased sales returns. The majority of the decrease in seasonal décor and pottery occurred in our fourth fiscal quarter. Garden controls and fertilizer sales increased primarily due to growth in overall category demand, but were adversely affected by an early season surge in demand which coincided with operational disruptions arising from our transformational activities during our second fiscal quarter.

Gross Profit

Gross profit increased $20.2 million, or 4.1%, to $514.1 million from $493.9 million in fiscal 2011. Gross profit as a percentage of net sales declined from 30.3% in fiscal 2011 to 30.2% for fiscal 2012. Gross profit as a percentage of net sales decreased in the garden segment and was partially offset by an increase in the pet segment. In fiscal 2012, pressure on our margins from increases in raw material input costs experienced in fiscal 2011 was somewhat mitigated in fiscal 2012 by price increases.

Both gross profit and gross margin increased in the Pet segment due primarily to increased sales of our flea and tick products in our Animal Health category, and increased margin on sales of wild bird feed products, which was heavily impacted in the prior year due primarily to higher prices of key commodity ingredients. These increases were partially offset by decreased margin in the dog & cat category which was impacted by operational disruptions in our second fiscal quarter.

Gross profit and gross margin decreased in the Garden segment. Seasonal décor products were impacted by reduced revenues in fiscal 2012, primarily due to a decrease in seasonal sales programs, increased sales returns and expenses. Grass seed was impacted by sales mix and increased costs in part due to lower than expected sales volumes. Additionally, the sales increase in garden controls and fertilizer products led to increased gross profit but decreased margin due to higher input and production costs as a result of a number of factors, including the operational disruptions encountered in our second fiscal quarter.

Selling, General and Administrative

Selling, general and administrative expenses increased $31.0 million, or 7.6%, from $408.7 million in fiscal 2011 to $439.7 million in fiscal 2012. As a percentage of net sales, selling, general and administrative expenses increased from 25.1% in fiscal 2011 to 25.9% in fiscal 2012. The change in selling, general and administrative expenses, discussed further below, was due primarily to increased selling and delivery expense.

Selling and delivery expense increased by $28.8 million, or 12.7%, from $227.2 million in fiscal 2011 to $256.0 million in fiscal 2012. The increased expense was due primarily to increased advertising and marketing program expenditures, including brand building activities, increased marketing personnel and variable compensation expenses related to the increase in sales, and delivery expenses also related to the increased sales in the period. The increased costs noted above include approximately $6.0 million of expenses previously reported within warehouse and administrative expense, discussed further below. Selling and delivery expenses as a percentage of net sales increased from 14.0% in fiscal 2011 to 15.1% in fiscal 2012. We expect to continue to increase our marketing-related expenditures in future periods to help grow our existing and new products and brands.

Warehouse and administrative expense increased $2.2 million, or 1.2%, from $181.5 million in fiscal 2011 to $183.7 million in fiscal 2012. We have reorganized operating units, realigned reporting lines and departments and moved personnel between departments in an effort to align our operations with our transformational objectives. As such, approximately $6.0 million of expenses previously reported within warehouse and administrative expense are now included in selling and delivery expense. The increase in warehouse and administrative expense, after taking into account the $6.0 million amount now part of selling and delivery expense, was $8.2 million, or 4.5%. The increase was due primarily to approximately $6.7 million of additional expense related to transformation activities. These transformation costs include costs for severance, facility exit costs, and our shared service center start up costs.

Within warehouse and administrative expense, approximately $5.3 million of expense shifted from our operating segments and are now part of corporate expense. These expenses were primarily related to our supply chain management team and our operational excellence teams.

Interest Expense

Net interest expense increased $2.4 million, or 6.4%, from $37.8 million in fiscal 2011 to $40.2 million in fiscal 2012. Interest expense increased due to an increase in the average debt outstanding to $474 million in fiscal 2012 compared to $443 million in fiscal 2011. In February 2012, we issued an additional $50 million aggregate principal amount of 8.25% senior subordinated notes due 2018 at a price of 98.501% of the principal amount of the notes. The notes are part of a series of 8.25% senior subordinated notes due 2018 issued by the Company in March 2010.

Our average interest rates for fiscal 2012 and 2011 were 8.2% and 8.1%, respectively. Debt outstanding on September 29, 2012 was $449.8 million compared to $435.6 million as of September 24, 2011.

Other Income

Other income increased $0.1 million from $0.6 million in fiscal 2011 to $0.7 million in fiscal 2012. While the majority of the amounts in both fiscal 2012 and fiscal 2011 are related to earnings from investments accounted for under the equity method investment of accounting, the increase was primarily due to lower foreign exchange losses.

Income Taxes

Our effective income tax rate in fiscal 2012 decreased to 36.7%, compared to 40.8% in fiscal 2011 due primarily to increased tax valuation allowances in fiscal 2011.

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

Our Pet segment’s net sales for fiscal 2011 increased $10.8 million, or 1.3%, to $851.3 million from $840.5 million in fiscal 2010. In fiscal 2011, Pet branded product sales increased $10.4 million and sales of other manufacturers’ products increased $0.4 million as compared with fiscal 2010. The increase in sales was due primarily to increased sales of approximately $4.9 million in wild bird feed and $4.4 of aquatic products. The sales increase in wild bird feed was price driven while the increase in aquatic products was volume driven. Our pet health products decreased slightly due primarily to decreased sales of our flea, tick and mosquito products partially offset by increased sales of lower margin products such as rodenticide and dewormer products. The decrease in our flea and tick business was due primarily to the competition from generic fipronil and unfavorable weather.

Our Garden segment’s net sales for fiscal 2011 increased $94.2 million, or 13.8%, to $777.3 million from $683.1 million in fiscal 2010. In fiscal 2011, garden branded product sales increased $104.3 million and sales of other manufacturers’ products declined $10.1 million compared with fiscal 2010. The increase in branded product sales was due primarily to a $49.2 million increase in grass seed sales, a $23.7 million increase in bird feed sales and a $4.5 million increase in garden control and fertilizer products. The increase in grass seed sales was due primarily to increased volumes driven by customer demand and increased investment in brand building. The increase in bird feed sales was due to both volume and price increases. The net sales increase of $4.5 million in garden control and fertilizer products was due primarily to an increase of $20 million in fertilizer sales, partially offset by decreased control product sales.

Gross Profit

Gross profit decreased $21.2 million, or 4.1% to $493.9 million from $515.2 million in fiscal 2010. Gross profit as a percentage of net sales declined from 33.8% in fiscal 2010 to 30.3% for fiscal 2011. Gross profit as a percentage of net sales decreased in both segments. In fiscal 2011, the continual increases in raw material input costs put pressure on our margins. For example, our weighted average cost per pound for our primary grains increased approximately 41% for fiscal year 2011 compared to fiscal 2010.

Both gross profit and gross margin decreased in the Pet segment due primarily to higher prices of key commodity ingredients, such as milo, millet, sunflower and corn which impacted both our wild bird feed business and our super premium pet food, and a change in product mix in our health products, which shifted away from sales of higher margin flea, tick and mosquito products towards increased sales of lower margin products.

Gross profit increased in the Garden segment but gross margin decreased due primarily to higher commodity ingredient costs and the sales mix shift of garden control and fertilizer products. The higher ingredient costs impacted both bird feed and garden controls and fertilizer products. Additionally, there was a sales mix shift within garden controls and fertilizers whereby decreased sales of higher margin control products were offset by increased sales of lower margin fertilizer products.

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

Facilities expense decreased $1.0 million, or 9.2%, from $10.9 million for fiscal 2010 to $9.9 million for fiscal 2011 due primarily to cost savings from warehouse consolidation in our garden segment.

Warehouse and administrative expense decreased $5.8 million, or 3.3%, from $177.4 million in fiscal 2010 to $171.6 million in fiscal 2011. The decrease in fiscal 2011 was due primarily to a reduction in performance-based compensation expense and lower third party provider costs, primarily legal costs.

Interest Expense

Net interest expense increased $4.2 million, or 12.4%, from $33.6 million in fiscal 2010 to $37.8 million in fiscal 2011. Interest expense increased due to both increased average debt outstanding of $443 million in fiscal 2011 compared to $409 million in fiscal 2010, and increased borrowing rates. Our average interest rates for fiscal 2011 and 2010 were 8.1% and 6.8%, respectively. Interest expense in fiscal 2010 included $3.9 million related to the tender for our 2013 Subordinated Notes and the issuance of our 2018 Subordinated Notes.

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

Inflation

Our revenues and margins are dependent on various economic factors, including rates of inflation, energy costs, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. Historically, in certain fiscal periods, we have been adversely impacted by rising input costs related to domestic inflation, particularly relating to grain and seed prices, fuel prices and the ingredients used in our garden fertilizer and chemicals. Rising costs have made it difficult for us to increase prices to our retail customers at a pace sufficient to enable us to maintain margins.

In fiscal 2010, 2011 and 2012, our business was negatively impacted by low consumer confidence, as well as other macro-economic factors. In fiscal 2012, commodity costs continued to increase. We are developing plans in the event current cost levels fail to moderate or continue to increase.

Weather and Seasonality

Our sales of lawn and garden products are influenced by weather and climate conditions in the different markets we serve. Additionally, our Garden segment’s business is highly seasonal. In fiscal 2012, approximately 66% of our Garden segment’s net sales and 59% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.

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

We service two broad markets: pet supplies and lawn and garden supplies. Our Pet segment involves products that have a year round selling cycle with a slight degree of seasonality. As a result, it is not necessary to maintain large quantities of inventory to meet peak demands. On the other hand, our Garden segment is highly seasonal with approximately 66% of the Garden segment’s net sales occurring during the second and third fiscal quarters. For many manufacturers of garden products, this seasonality requires them to ship large quantities of their product well ahead of the peak consumer buying periods. To encourage distributors to carry lawn and garden products, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.

Cash provided by operating activities increased $38.2 million from $51.0 million in fiscal 2011 to $89.2 million in fiscal 2012. The increase was due primarily to a decrease in working capital investment, principally inventory, as the growth in inventory in prior years was not necessary in the current year. Our working capital accounts decreased approximately $6.6 million from the end of fiscal 2011 due primarily to decreased investment in inventory during fiscal 2012 as compared to fiscal 2011.

Net cash used in investing activities decreased $11.7 million from approximately $56.2 million in fiscal 2011 to approximately $44.5 million in fiscal 2012. The decrease in cash used in investing activities in fiscal 2012 was due primarily to our acquisition of certain assets of a privately-held maker of premium fertilizer for the professional and retail markets for approximately $23 million in cash in our Garden segment in fiscal 2011, partially offset by an increase of $8.0 million of plant, property and equipment investment in fiscal 2012.

Net cash used in financing activities decreased $65.4 million from $74.0 million in fiscal 2011 to $8.6 million in fiscal 2012. The decrease in cash used was due primarily to our private placement of an additional $50 million aggregate principal of our 2018 Notes during the second quarter of fiscal 2012, lower net borrowings under our revolving credit facility in the current year compared to the prior year period, and lower repurchases of our common stock during fiscal 2012. During fiscal 2012, we repurchased $20.9 million of our common stock which consisted of 0.7 million shares of our voting common stock (CENT) at an aggregate cost of approximately $5.6 million, or approximately $8.02 per share, and 1.9 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $15.3 million, or approximately $8.05 per share.

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

We believe that cash flows from operating activities, funds available under our revolving credit facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $40 million for the next 12 months, which are related primarily to replacements and upgrades to plant and equipment and investment in our implementation of a scalable enterprise-wide information technology platform. We are investing in this information technology platform to improve existing operations, to support future growth and enable us to take advantage of new applications and technologies. We have invested approximately $78.5 million from fiscal 2005 through fiscal 2012 in this initiative and plan to invest up to an additional $11.0 million in fiscal 2013 for planned implementations. Capital expenditures for 2013 and beyond will depend upon the pace of conversion of those remaining legacy systems. This initiative, when complete, will combine our numerous information systems into one enterprise system and create a common business model and common data, which should create greater efficiency and effectiveness.

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

Stock Repurchases

During fiscal 2012, we repurchased $20.9 million of our common stock which consisted of 0.7 million shares of our voting common stock (CENT) at an aggregate cost of approximately $5.6 million, or approximately $8.02 per share, and 1.9 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $15.3 million, or approximately $8.05 per share. During the third quarter of fiscal 2011, our Board of Directors authorized a new $100 million share repurchase program, under which approximately $52 million is available for repurchases in fiscal 2013 and thereafter.

At September 29, 2012, our total debt outstanding was $449.8 million versus $435.6 million at September 24, 2011.

Senior Credit Facility

On June 8, 2011, we amended our $275 million, five-year senior secured revolving credit facility (the “Credit Facility”) included in our Amended and Restated Credit Agreement (the “Credit Agreement”). Under the modified terms, the Credit Facility has a borrowing capacity of $375 million, an increase of $100 million, and a maturity date of June 2016. The Credit Facility bears lower interest rates and commitment fees and requires less interest coverage. We continue to have the option to increase the size of the Credit Facility by an additional $200 million of incremental term loans and/or revolving loans should we exercise our option and one or more lenders are willing to make such increased amounts available to us. There was no outstanding balance as of September 29, 2012 under the Credit Facility. There were no letters of credit outstanding under the Credit Facility as of September 29, 2012. There were other letters of credit of $15.7 million outstanding as of September 29, 2012. As of September 29, 2012, there were $375.0 million of unused commitments under the Credit Facility or, after giving effect to the financial covenants in the Credit Agreement, $225.5 million of remaining borrowing capacity.

Interest on the amended Credit Facility is based, at our option, on a rate equal to the Alternate Base Rate (ABR), which is the greatest of the prime rate, the Federal Funds rate plus 1/2 of 1% or one month LIBOR plus 1%, plus a margin, which fluctuates from 0.75% to 1.75%, or LIBOR plus a margin, which fluctuates from 1.75% to 2.75% and commitment fees that range from 0.30% to 0.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of September 29, 2012, the applicable interest rate on the Credit Facility related to alternate base rate borrowings was 5.0%, and the applicable interest rate related to LIBOR rate borrowings was 3.0%.

The Credit Facility is guaranteed by our material subsidiaries and is secured by our assets, excluding real property but including substantially all of the capital stock of our subsidiaries. The Credit Agreement contains certain financial and other covenants which require us to maintain minimum levels of interest coverage and maximum levels of senior debt to EBITDA and that restrict our ability to repurchase our stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Credit Facility. Under the terms of our Credit Facility, we may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount initially not to exceed $200 million over the life of the Credit Facility, subject to qualifications and baskets as defined in the Credit Agreement. As of September 29, 2012, our Total Leverage Ratio, as defined in the Credit Agreement, was 4.0 to 1.0, and our Senior Secured Leverage Ratio, as defined in the Credit Agreement with a maximum of 2.0 to 1.0, was 0.01 to 1.0. Our minimum Interest Coverage Ratio was reduced to 2.50 times, from 2.75 times as part of the modification of the Credit Facility. As of September 29, 2012, our Interest Coverage ratio was 2.9 times. Apart from the covenants limiting restricted payments and capital expenditures, the Credit Facility does not restrict the use of retained earnings or net income. We were in compliance with all financial covenants as of September 29, 2012.

Senior Subordinated Notes

On March 8, 2010, we issued $400 million aggregate principal amount of 8.25% senior subordinated notes due March 1, 2018 (the “2018 Notes”).

On February 13, 2012, we issued an additional $50 million aggregate principal amount of our 2018 Notes at a price of 98.501%, plus accrued interest from September 1, 2011, in a private placement. We used the net proceeds from the offering to pay a portion of the outstanding balance under our Credit Facility.

We incurred approximately $1.7 million of debt issuance costs in conjunction with this offering, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs are being amortized over the remaining term of the 2018 Notes.

The estimated fair value of our $450 million of 2018 Notes as of September 29, 2012 was approximately $483 million. The estimated fair value is based on quoted market prices for these notes.

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

The 2018 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of September 29, 2012.

Contractual Obligations

The table below presents our significant contractual cash obligations by fiscal year:

Contractual Obligations	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Thereafter	Total
	(in millions)
Long-term debt, including current maturities (1)	$0.3	$0.1	$0.1	$—	$—	$450.0	$450.5
Interest payment obligations (2)	37.1	37.1	37.1	37.1	37.1	18.6	204.1
Operating leases	20.0	14.5	10.0	6.8	4.4	2.0	57.7
Purchase commitments (3)	82.2	36.2	23.3	13.6	9.2	4.5	169.0
Performance-based payments (4)	—	—	—	—	—	—	—

Total	$139.6	$87.9	$70.5	$57.5	$50.7	$475.1	$881.3

(1)	Excludes $15.7 million of outstanding letters of credit related to normal business transactions. Excludes unamortized discount of $0.7 million related to the $450 million Senior Subordinated Notes. See Note 10 to the consolidated financial statements for further discussion of long-term debt.
(2)	Estimated interest payments to be made on our long-term debt. See Note 10 to the consolidated financial statements for description of interest rate terms.
(3)	Contracts for purchases of grains, grass seed and pet food ingredients, used primarily to mitigate risk associated with increases in market prices and commodity availability.
(4)	Possible performance-based payments associated with prior acquisitions of businesses are not included in the above table, because they are based on future performance of the businesses acquired, which is not yet known. Performance-based payments were not made in fiscal 2012, and were approximately $1.9 million in fiscal 2011 and approximately $1.8 million in fiscal 2010. Potential performance-based periods extend through 2015.

As of September 29, 2012, we had unrecognized tax benefits of $0.2 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU provides guidance related to fair value measurement that changes the wording used to describe many requirements in GAAP for measuring and disclosing fair values. Additionally, the amendments clarify the application of existing fair value measurement requirements. The amended guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. We adopted this guidance at the beginning of our second fiscal quarter of 2012. Adoption of this guidance did not have a material impact on our consolidated financial statement disclosures.

Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued an update to ASU no. 2011-05, ASU No. 2011-12, which was issued to defer the effective date for amendments to the reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05. ASU 2011-05 and the amendments in ASU No. 2011-12 are effective for fiscal years and interim periods within those years, beginning after December 15, 2011 and became effective for us on September 30, 2012. The guidance will be applied retrospectively. This amendment will change the manner in which we present comprehensive income and will not have a material impact on our consolidated financial statements.

Goodwill

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010 and was effective for us on September 25, 2011. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The guidance is effective for fiscal years beginning after December 15, 2011, and became effective for us on September 30, 2012. We have determined that this new guidance will not have a material impact on our consolidated financial statements.

Intangible Assets

In July 2012, the FASB issued an ASU No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies the manner in which companies test indefinite-lived intangible assets for impairment. The ASU permits companies to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The guidance became effective for us on September 30, 2012. We do not expect the adoption of the ASU to have a material impact on our consolidated financial statements.

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

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimate of fair value of each of our reporting units is based on our projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies. We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Assumptions critical to our fair value estimates were: (i) discount rates used in determining the fair value of the reporting units; (ii) estimated future cash flows; and (iii) projected revenue and operating profit growth rates used in the reporting unit models. Actual results may differ from those estimates. The valuations employ present value techniques to measure fair value and consider market factors.

In connection with our annual goodwill impairment testing performed during fiscal 2012, 2011 and 2010, the first step of such testing indicated that the fair value of our reporting segments exceeded their carrying value by more than 10%, and accordingly, no further testing of goodwill was required.

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

During fiscal 2012, we performed an evaluation of the fair value of our indefinite-lived trade names and trademarks. Our expected revenues are based on our fiscal 2013 plan and market growth or decline estimates for fiscal 2013 through fiscal 2018. We also included revenue growth estimates based on current initiatives expected to help us improve performance. No impairment was indicated during our fiscal 2012 analysis of our indefinite-lived trade names and trademarks.

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

Long-Lived Assets

We review our long-lived assets, including amortizable intangibles and property, plant and equipment, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized for amortizable intangible assets and property, plant and equipment when estimated undiscounted future cash flows expected to result from use of the asset are less than its carrying amount. Management determines fair value by estimating future cash flows as a result of forecasting sales and costs. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. No factors indicating the carrying value of our long-lived assets may not be recoverable were present in fiscal 2012, and accordingly, no impairment testing was performed on these assets. No factors indicating the carrying value of our long-lived assets may not be recoverable were present in fiscal 2011, and accordingly, no impairment testing was performed on these assets. In fiscal 2010, factors were present indicating the carrying value of certain amortizable long-lived assets may not be recoverable, which prompted us to perform impairment testing on these assets. The carrying values of the assets were determined to be recoverable, and accordingly, no impairment charges were recognized during fiscal 2010. Should market conditions or the assumptions used by us in determining the fair value of assets change, or management change plans regarding the future usage of certain assets, additional charges to operations may be required in the period in which such conditions occur.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes result primarily from bad debt allowances, inventory and goodwill write-downs, depreciation and nondeductible reserves. We establish a valuation allowance for deferred tax assets when management believes it is more likely than not a deferred tax asset will not be realized. As of fiscal 2012 and 2011, we had valuation allowances related to various state and foreign net deferred tax assets of $7.3 million and $7.5 million, respectively. We have no undistributed foreign earnings.

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

Interest Rate Risk. The interest payable on our revolving credit facility is based on variable interest rates and therefore affected by changes in market interest rates. We had no variable rate debt outstanding as of September 29, 2012. If interest rates on our average variable rate debt outstanding during the fiscal year had changed by 100 basis points compared to actual rates, interest expense would have increased or decreased by approximately $0.4 million in fiscal 2012. In addition, we have investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates.

Commodity Prices. We are exposed to fluctuations in market prices for grains, grass seed, chemicals, fertilizer ingredients and pet food ingredients. To mitigate risk associated with increases in market prices and commodity availability, we enter into contracts for purchases, primarily to ensure commodity availability to us in the future. As of September 29, 2012, we had entered into fixed purchase commitments for commodities totaling approximately $169.0 million. A 10% change in the market price for these commodities would result in an additional pretax gain or loss of $16.9 million as the related inventory containing those inputs is sold.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of September 29, 2012.

(b) Changes in Internal Control Over Financial Reporting. Central’s management, with the participation of Central’s Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in Central’s internal control over financial reporting occurred during the fourth quarter of fiscal 2012. Based on that evaluation, management concluded that there has been no change in Central’s internal control over financial reporting during the fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, Central’s internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting. A copy of our management’s report and the report of Deloitte & Touche LLP, our independent registered public accounting firm, are included in our Financial Statements and Supplementary Data beginning on page F-1.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics that applies to all of our executive officers and directors, a copy of which is filed herewith as Exhibit 14.

The remaining information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders under the captions “Election of Directors,” “Further Information Concerning the Board of Directors – Committees of the Board”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.” See also Item 1 – Business above.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders under the captions “Executive Compensation” and “Further Information Concerning the Board of Directors – Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders under the captions “Ownership of Management and Principal Stockholders” and Executive Compensation – “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders under the captions “Further Information Concerning the Board of Directors – Board Independence” and “Transactions with the Company.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm.”

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

Date: December 13, 2012

CENTRAL GARDEN & PET COMPANY

By	/S/ WILLIAM E. BROWN
William E. Brown
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/S/ WILLIAM E. BROWN William E. Brown	Chairman and Chief Executive Officer (Principal Executive Officer)	December 13, 2012

/S/ LORI A. VARLAS Lori A. Varlas	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 13, 2012

/S/ JOHN B. BALOUSEK John B. Balousek	Director	December 13, 2012

/S/ DAVID N. CHICHESTER David N. Chichester	Director	December 13, 2012

/S/ BROOKS M. PENNINGTON, III Brooks M. Pennington, III	Director	December 13, 2012

/S/ ALFRED A. PIERGALLINI Alfred A. Piergallini	Director	December 13, 2012

/S/ JOHN R. RANELLI John R. Ranelli	Director	December 13, 2012

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

Based on evaluation of the criteria set forth by COSO in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 29, 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Central Garden & Pet Company:

We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company”) as of September 29, 2012 and September 24, 2011, and the related consolidated statements of operations, equity, and cash flows for each of the three fiscal years in the period ended September 29, 2012. We also have audited the Company’s internal control over financial reporting as of September 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Garden & Pet Company and subsidiaries as of September 29, 2012 and September 24, 2011, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 29, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California

December 13, 2012

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED BALANCE SHEETS

	September 29, 2012	September 24, 2011
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$48,475	$12,031
Short term investments	22,705	17,820
Accounts receivable, net	202,422	195,417
Inventories	330,032	329,546
Prepaid expenses, deferred income taxes and other	48,149	47,772

Total current assets	651,783	602,586
Plant, property and equipment, net	191,163	176,402
Goodwill	210,223	210,223
Other intangible assets, net	78,853	84,526
Other assets	17,525	19,266

Total.	$1,149,547	$1,093,003

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$126,662	$116,524
Accrued expenses	79,491	75,128
Current portion of long-term debt	331	279

Total current liabilities	206,484	191,931
Long-term debt	449,483	435,330
Deferred income taxes and other long-term obligations	28,697	8,960
Commitments and contingencies (Note 11)
Equity:
Common stock	122	129
Class A common stock	347	359
Class B stock	16	16
Additional paid-in capital	382,195	396,208
Retained earnings	79,718	59,045
Accumulated other comprehensive income	1,539	1,019

Total Central Garden & Pet shareholders’ equity	463,937	456,776

Noncontrolling interest	946	6

Total equity	464,883	456,782

Total	$1,149,547	$1,093,003

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 29, 2012	September 24, 2011	September 25, 2010
	(in thousands, except per share amounts)
Net sales	$1,700,013	$1,628,652	$1,523,648
Cost of goods sold and occupancy	1,185,855	1,134,733	1,008,482

Gross profit	514,158	493,919	515,166
Selling, general and administrative expenses	439,737	408,744	394,092
Intangible asset impairments	0	0	12,000

Income from operations	74,421	85,175	109,074
Interest expense	(40,315)	(38,044)	(33,706)
Interest income	145	296	119
Other income	678	550	419

Income before income taxes and noncontrolling interest	34,929	47,977	75,906
Income taxes	12,816	19,595	28,110

Net income including noncontrolling interest	22,113	28,382	47,796
Net income attributable to noncontrolling interest	940	59	1,963

Net income attributable to Central Garden & Pet Company	$21,173	$28,323	$45,833

Net income per share attributable to Central Garden & Pet Company:
Basic	$0.44	$0.50	$0.71
Diluted	$0.44	$0.50	$0.70
Weighted average shares used in the computation of net income per share:
Basic	47,622	56,217	64,272
Diluted	48,374	56,645	65,091

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(dollars in thousands)

	Central Garden & Pet Company										Noncontrolling Interest	Total
	Common Stock		Class A Common Stock		Class B Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 26, 2009	18,777,155	$188	47,532,954	$475	1,652,262	$16	$531,300	$12,044	$1,062	$545,085	$2,250	$547,335
Stock-based compensation							3,607			3,607		3,607
Tax benefit on exercise of stock options							836			836		836
Restricted share activity	(11,629)		73,240	1			(208)			(207)		(207)
Issuance of common stock	22,903		363,703	4			1,466			1,470		1,470
Repurchase of common stock	(2,529,725)	(25)	(4,273,471)	(43)			(53,184)	(12,558)		(65,810)		(65,810)
Distribution to noncontrolling interest											(2,761)	(2,761)
Other											(5)	(5)
Comprehensive income
Net change in foreign currency translation.									(118)	(118)		(118)
Net income								45,833		45,833	1,963	47,796

Total comprehensive income										45,715	1,963	47,678

Balance, September 25, 2010	16,258,704	163	43,696,426	437	1,652,262	16	483,817	45,319	944	530,696	1,447	532,143
Stock-based compensation	0	0	0	0	0	0	5,545	0	0	5,545	0	5,545
Tax deficiency on exercise of stock options, net of tax benefit	0	0	0	0	0	0	(501)	0	0	(501)	0	(501)
Restricted share activity	(5,867)	(1)	470,009	4			(267)			(264)		(264)
Issuance of common stock	14,401	0	421,183	4	0	0	1,570	0	0	1,574	0	1,574
Repurchase of common stock	(3,317,645)	(33)	(8,646,258)	(86)	0	0	(93,956)	(14,597)	0	(108,672)	0	(108,672)
Distribution to noncontrolling interest											(1,500)	(1,500)
Comprehensive income
Net change in foreign currency translation.	0	0	0	0	0	0	0	0	75	75	0	75
Net income	0	0	0	0	0	0	0	28,323	0	28,323	59	28,382

Total comprehensive income	0	0	0	0	0	0	0	0	0	28,398	59	28,457

Balance, September 24, 2011	12,949,593	129	35,941,360	359	1,652,262	16	396,208	59,045	1,019	456,776	6	456,782
Stock-based compensation	0	0	0	0	0	0	5,449	0	0	5,449	0	5,449
Tax benefit on exercise of stock options	0	0	0	0	0	0	56	0	0	56	0	56
Restricted share activity	(9,722)	(0)	90,540	1			369			370		370
Issuance of common stock	0	0	579,702	6	0	0	471	0	0	477	0	477
Repurchase of common stock	(692,300)	(7)	(1,904,700)	(19)	0	0	(20,358)	(500)	0	(20,884)	0	(20,884)
Comprehensive income
Net change in foreign currency translation.	0	0	0	0	0	0	0	0	520	520	0	520
Net income	0	0	0	0	0	0	0	21,173	0	21,173	940	22,113

Total comprehensive income	0	0	0	0	0	0	0	0	0	21,693	940	22,633

Balance, September 29, 2012	12,247,571	$122	34,706,902	$347	1,652,262	$16	$382,195	$79,718	$1,539	$463,937	$946	$464,883

See notes to consolidated financial statements

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 29, 2012	September 24, 2011	September 25, 2010
	(in thousands)
Cash flows from operating activities:
Net income	$22,113	$28,382	$47,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,425	28,566	28,869
Stock-based compensation	7,510	7,447	5,556
Excess tax benefits from stock-based awards	(1,881)	(945)	(836)
Deferred income taxes	14,411	25,289	17,420
Loss on extinguishment of debt	0	0	3,633
Loss on sale of property, plant and equipment	180	110	395
Intangible asset impairments	0	0	12,000
Changes in assets and liabilities (excluding businesses acquired):
Receivables	(6,841)	37	14,132
Inventories	(164)	(31,683)	(1,227)
Prepaid expenses and other assets	7,466	(3,339)	3,677
Accounts payable	9,805	7,404	2,918
Accrued expenses	4,955	(9,899)	981
Other long-term obligations	1,190	(361)	(85)

Net cash provided by operating activities	89,169	51,008	135,229

Cash flows from investing activities:
Additions to property, plant and equipment	(39,592)	(31,563)	(24,190)
Businesses acquired, net of cash acquired	0	(25,307)	(1,756)
Return of equity method investment	0	3,133	0
Investment in short-term investments	(4,885)	(2,500)	(15,320)

Net cash used in investing activities	(44,477)	(56,237)	(41,266)

Cash flows from financing activities:
Repayments on revolving line of credit	(339,000)	(668,000)	(10,000)
Borrowings on revolving line of credit	304,000	703,000	10,000
Repayments of long-term debt	(353)	(335)	(407,924)
Issuance of long-term debt	49,312	0	400,000
Proceeds from issuance of common stock	2,129	1,675	1,294
Excess tax benefits from stock-based awards	1,881	945	836
Repurchase of common stock, including shares surrendered for tax withholding	(24,829)	(108,727)	(66,901)
Distribution to noncontrolling interest	0	(1,500)	(2,761)
Payment of financing costs	(1,715)	(1,055)	(12,711)

Net cash used in financing activities	(8,575)	(73,997)	(88,167)

Effect of exchange rate changes on cash and equivalents	327	(203)	(4)

Net (decrease) increase in cash and cash equivalents	36,444	(79,429)	5,792
Cash and cash equivalents at beginning of year	12,031	91,460	85,668

Cash and cash equivalents at end of year	$48,475	$12,031	$91,460

Supplemental information:
Cash paid for interest	$40,930	$37,936	$31,572
Cash paid for income taxes – net of refunds	(8,048)	(947)	10,415
Non-cash investing activities:
Capital expenditures incurred but not paid	1,677	1,974	2,098
Non-cash financing activities:
Repurchased shares not yet settled	0	2,211	889
Restricted share stock bonus	948	0	0

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended September 29, 2012,

September 24, 2011 and September 25, 2010

1. Organization and Significant Accounting Policies

Organization – Central Garden & Pet Company (“Central”), a Delaware corporation, and subsidiaries (the “Company”), is a leading marketer and producer of quality branded products for the pet and lawn and garden supplies markets.

Basis of Consolidation and Presentation – The consolidated financial statements include the accounts of Central and all majority-owned subsidiaries. Noncontrolling interests in consolidated entities are recognized for the share of assets, liabilities and operating results not owned by Central. All intercompany balances and transactions have been eliminated. The fiscal year ended September 29, 2012 included 53 weeks and the fiscal years ended September 24, 2011 and September 25, 2010 included 52 weeks.

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

Revenue Recognition – Sales are recognized when merchandise is shipped, risk of loss and title passes to the customer and the Company has no further obligations to provide services related to such merchandise. Discounts, volume-based rebate incentives and most cooperative advertising amounts are recorded as a reduction of sales. The Company’s current practice on product returns is to accept and credit the return of unopened cases of products from customers where the quantity is small, where the product has been mis-shipped or the product is defective. Provisions are made for estimated sales returns which are deducted from net sales at the time of shipment. Sales also include shipping and handling costs billed directly to customers. The amount billed to customers for shipping and handling costs included in net sales for the fiscal years ended September 29, 2012, September 24, 2011, and September 25, 2010 was $4.8 million, $2.7 million and $1.2 million, respectively.

Cost of goods sold and occupancy consists of cost of product, inbound freight charges, purchasing and receiving costs, certain indirect purchasing, merchandise handling and storage costs, internal transfer costs as well as allocations of overhead costs, including depreciation, related to the Company’s facilities. Cost of goods sold excludes substantially all shipping and handling and out-bound freight costs to customers, which are included in selling, general and administrative expenses as delivery expenses. The cost of shipping and handling, including internal costs and payments to third parties, included in delivery expenses within selling, general and administrative expenses for the fiscal years ended September 29, 2012, September 24, 2011 and September 25, 2010 was $54.6 million, $49.7 million and $48.6 million, respectively.

Advertising Costs – The Company expenses the costs of advertising as incurred. Advertising expenses were $54.4 million, $39.6 million and $35.9 million in fiscal 2012, 2011 and 2010, respectively.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

401(k) Plans – The Company sponsors several 401(k) plans which cover substantially all employees. The Company’s matching contributions expensed under these plans were $2.1 million, for each of the fiscal years 2012 and 2011, and $1.9 million for fiscal year 2010, respectively. In fiscal 2012, 2011 and 2010, the Company’s matching contributions made in the Company’s Class A common stock resulted in the issuance of approximately 230,000, 190,000 and 198,000 shares, respectively.

Other income consists principally of earnings from equity method investments and foreign exchange gains and losses.

Income taxes are accounted for under the asset and liability method. Deferred income taxes result primarily from bad debt allowances, inventory and goodwill write-downs, amortization and nondeductible reserves. The Company establishes a valuation allowance for deferred tax assets when management believes it is more likely than not a deferred tax asset will not be realized. As of fiscal 2012 and 2011, the Company had valuation allowances related to various state and foreign net deferred tax assets of $7.3 million and $7.5 million, respectively. The Company has no undistributed foreign earnings.

Cash and cash equivalents include all highly liquid debt instruments with a maturity of three months or less at the date of purchase.

Short term investments include investments with original maturities greater than three months and remaining maturities of one year or less. Short-term investments classified as held-to-maturity are financial instruments that the Company has the intent and ability to hold to maturity and are reported at amortized cost and are not remeasured to fair value on a recurring basis.

Accounts receivable are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although a finance charge may be applied to such receivables that are past due.

Allowance for doubtful accounts – Trade accounts receivable are regularly evaluated for collectability based on past credit history with customers and their current financial condition.

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

Long-Lived Assets – The Company reviews its long-lived assets, including amortizable and indefinite-lived intangible assets and property, plant and equipment, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, and annually for indefinite-lived intangible assets. An impairment loss would be recognized for amortizable intangible assets and property, plant and equipment when estimated undiscounted future cash flows expected to result from the use of the asset are less than its carrying amount. An impairment loss would be recognized for an intangible asset with an indefinite useful life if its carrying value exceeds its fair value. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The Company has recorded asset impairment charges when the carrying value of an asset was in excess of its fair value. In fiscal 2010, the Company recognized a non-cash $12.0 million impairment charge to its indefinite-lived intangible assets as a result of the continuing challenging economic environment. Should market conditions or the assumptions used

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the Company in determining the fair value of assets change, or management changes plans regarding the future use of certain assets, additional charges to operations may be required in the period in which such conditions occur. See Note 9 – Other Intangible Assets.

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

Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Identifiable intangible assets acquired in business combinations are recorded based on their fair values at the date of acquisition. Goodwill is not subject to amortization but must be evaluated for impairment annually. The Company tests for goodwill impairment annually or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See Note 8 – Goodwill.

Investments – The Company owns membership interests approximating 50% in two unconsolidated companies. The Company accounts for its interest in these entities using the equity method. Equity income of $0.7 million in fiscal 2012, $0.9 million in fiscal 2011 and $0.6 million in fiscal 2010 is included in other income in the consolidated statements of operations. The Company’s investment in these entities was $1.3 million at September 29, 2012 and $0.9 million at September 24, 2011. On a combined basis, the assets, liabilities, revenues and expenses of these entities are not significant.

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

Fair Value of Financial Instruments – At September 29, 2012 and September 24, 2011, the carrying amount of cash and cash equivalents, short term investments, accounts receivable and payable, short term borrowings and accrued liabilities approximates fair value because of the short term nature of these instruments. The estimated fair value of the Company’s senior subordinated notes is based on quoted market prices for these instruments. See Note 3 for further information regarding the fair value of the Company’s financial instruments.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company does not perform the assessments required to achieve hedge accounting for commodity derivative positions. Accordingly, the changes in the values of these derivatives are recorded currently in its consolidated statements of operations. As of September 29, 2012 and September 24, 2011, the notional amount of these contracts was not significant.

Stock-Based Compensation – Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is expensed ratably over the service period of the award. Total compensation costs recognized under all share-based arrangements in fiscal 2012 was $7.5 million ($4.7 million after tax), fiscal 2011 was $7.4 million ($4.4 million after tax) and in fiscal 2010 was $5.6 million ($3.5 million after tax). See Note 13 for further information.

Total Comprehensive Income – Total comprehensive income consists of two components: net income and other comprehensive income. Other comprehensive income refers to gains and losses that under generally accepted accounting principles are recorded directly as an element of shareholders’ equity, but are excluded from net income. Other comprehensive income is comprised of currency translation adjustments relating to the Company’s foreign subsidiary whose functional currency is not the U.S. dollar. The Company does not have any undistributed foreign earnings.

Recent Accounting Pronouncements – In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures about Fair Value Measurements.” This ASU requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on gross basis information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The ASU also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009 and became effective for the Company on December 27, 2009. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and were effective for the Company on September 25, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010 and was effective for the Company on September 25, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU provides guidance related to fair value measurement that changes the wording used to describe many requirements in GAAP for measuring and disclosing fair values. Additionally, the amendments clarify the

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

application of existing fair value measurement requirements. The amended guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company adopted this guidance at the beginning of its second fiscal quarter of 2012. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statement disclosures.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued an update to ASU No. 2011-05, ASU No. 2011-12, which was issued to defer the effective date for amendments to the reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05. ASU 2011-05 and the amendments in ASU No. 2011-12 are effective for fiscal years and interim periods within those years, beginning after December 15, 2011 and became effective for the Company on September 30, 2012. The guidance will be applied retrospectively. This amendment will change the manner in which the Company presents comprehensive income and will not have an impact on its consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amended the guidance on the annual testing of goodwill for impairment. The amended guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The guidance is effective for fiscal years beginning after December 15, 2011, and became effective for the Company on September 30, 2012. The Company has determined that this new guidance did not have a material impact on its consolidated financial statements.

In July 2012, the FASB issued an ASU No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies the manner in which companies test indefinite-lived intangible assets for impairment. The ASU permits companies to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The guidance became effective for the Company on September 30, 2012. The Company does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had short- term investments, consisting of bank certificates of deposit, measured at fair value using Level 2 inputs in the fair value hierarchy, as of September 29, 2012.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Financial assets measured at fair value on a nonrecurring basis include short-term held-to-maturity investments that are carried at amortized cost and are not remeasured to fair value on a recurring basis. There were no fair value adjustments to these financial assets during 2012.

The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets using discounted cash flows with Level 3 inputs in the fair value hierarchy. In fiscal 2010, the carrying value of $26.9 million of indefinite-lived intangible assets were written down to their estimated fair value of $14.9 million, resulting in an impairment charge of $12.0 million, which was included in earnings for the period.

3. Financial Instruments

The Company’s financial instruments include cash and equivalents, short term investments consisting of bank certificates of deposit and held-to-maturity debt securities, accounts receivable and payable, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

The estimated fair value of the Company’s $450 million 8.25 % senior subordinated notes due 2018 as of September 29, 2012 was $482.6 million, compared to a carrying value of $449.3 million. The estimated fair value is based on quoted market prices for these notes.

4. Acquisitions

Fiscal 2012

The Company made no acquisitions during fiscal 2012.

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

Contingent performance payments of $1.9 million were paid in fiscal 2011 for previous acquisitions and recorded as goodwill in fiscal 2011.

Fiscal 2010

The Company made no acquisitions during fiscal 2010. Contingent performance payments of $1.8 million were paid for acquisitions made in prior years, which were recorded as goodwill in fiscal 2010.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Concentration of Credit Risk and Significant Customers and Suppliers

Customer Concentration – Approximately 45% of the Company’s net sales for fiscal 2012 and fiscal 2011, and 46% of the Company’s net sales for fiscal year 2010 were derived from sales to the Company’s top five customers. The Company’s largest customer accounted for approximately 17%, 16% and 17% of the Company’s net sales in fiscal years 2012, 2011and 2010, respectively. The Company’s second largest customer accounted for approximately 9%, 12% and 10% of the Company’s net sales in fiscal years 2012, 2011and 2010, respectively. The Company’s third largest customer accounted for approximately 7% of the Company’s net sales in each of the fiscal years 2012 and 2011, and 8% of the Company’s net sales in fiscal 2010. The loss of, or significant adverse change in, the relationship between the Company and any of these three customers could have a material adverse effect on the Company’s business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company’s inability to collect accounts receivable from any major customer could also have a material adverse impact on the Company’s business and financial results. As of September 29, 2012 and September 24, 2011, accounts receivable from the Company’s top five customers comprised approximately 42% and 40% of the Company’s total accounts receivable, including 15% and 11% from the Company’s largest customer.

Supplier Concentration – While the Company purchases products from many different manufacturers and suppliers, approximately 9%, 12% and 9% of the Company’s cost of goods sold in fiscal years 2012, 2011and 2010, respectively, were derived from products purchased from the Company’s five largest suppliers.

6. Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts are summarized below (in thousands):

Description	Balances at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Asset Write-Offs, Less Recoveries	Balances at End of Period
Fiscal year ended September 25, 2010	$18,014	$5,647	$(2,097)	$21,564
Fiscal year ended September 24, 2011	21,564	(3,662)	(2,312)	15,590
Fiscal year ended September 29, 2012	15,590	5,291	(2,307)	18,574

7. Property and Equipment, Net

Property and equipment consists of the following (in thousands):

	As of
	September 29, 2012	September 24, 2011
Land	$9,504	$9,254
Buildings and improvements	108,122	100,439
Transportation equipment	6,125	6,550
Machine and warehouse equipment	174,411	168,475
Capitalized software	99,090	82,936
Office furniture and equipment	26,076	26,031

	423,328	393,685
Accumulated Depreciation	(232,165)	(217,283)

	$191,163	$176,402

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense charged to operations was $30.4 million, $28.6 million and $28.9 million for fiscal 2012, 2011 and 2010, respectively.

8. Goodwill

Changes in the carrying amount of goodwill for the fiscal years ended September 29, 2012, September 24, 2011 and September 25, 2010 (in thousands):

	Garden Products Segment	Pet Products Segment	Total
Balance as of September 26, 2009
Goodwill	$210,673	$398,928	$609,601
Accumulated impairment losses	(205,874)	(195,978)	(401,852)

	4,799	202,950	207,749

Additions (reductions) in fiscal 2010	881	(1,311)	(430)
Balance as of September 25, 2010
Goodwill	211,554	397,617	609,171
Accumulated impairment losses	(205,874)	(195,978)	(401,852)

	5,680	201,639	207,319

Additions in fiscal 2011	2,029	875	2,904
Balance as of September 24, 2011
Goodwill	213,583	398,492	612,075
Accumulated impairment losses	(205,874)	(195,978)	(401,852)

	7,709	202,514	210,223

Balance as of September 29, 2012
Goodwill	213,583	398,492	612,075
Accumulated impairment losses	(205,874)	(195,978)	(401,852)

	$7,709	$202,514	$210,223

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

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimate of fair value of each of the Company’s reporting units is based on the Company’s projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results,

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

general economic and market conditions as well as the impact of planned business and operational strategies. The Company bases its fair value estimates on assumptions the Company believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Assumptions critical to the Company’s fair value estimates were: (i) discount rates used in determining the fair value of the reporting units; (ii) estimated future cash flows; and (iii) projected revenue and operating profit growth rates used in the reporting unit models. Actual results may differ from those estimates. The valuations employ present value techniques to measure fair value and consider market factors.

In connection with the Company’s annual goodwill impairment testing performed during fiscal 2012, 2011 and 2010, the first step of such testing indicated that the fair value of the Company’s reporting segments exceeded their carrying value by more than 10%, and accordingly, no further testing of goodwill was required.

Changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of the reporting units in the future and could result in additional impairment of goodwill.

9. Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
September 29, 2012
Marketing-related intangible assets – amortizable	$12.3	$(7.5)	$0	$4.8
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	71.9	(7.5)	(16.9)	47.5

Customer-related intangible assets – amortizable	42.7	(15.4)	0	27.3

Other acquired intangible assets – amortizable	10.8	(6.7)	0	4.1
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	12.0	(6.7)	(1.2)	4.1

Total other intangible assets	$126.6	$(29.6)	$(18.1)	$78.9

September 24, 2011
Marketing-related intangible assets – amortizable	$12.3	$(6.3)	$0	$6.0
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	71.9	(6.3)	(16.9)	48.7

Customer-related intangible assets – amortizable	42.7	(13.0)	0	29.7

Other acquired intangible assets – amortizable	10.8	(4.7)	0	6.1
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	12.0	(4.7)	(1.2)	6.1

Total other intangible assets	$126.6	$(24.0)	$(18.1)	$84.5

Other intangible assets acquired include contract-based and technology-based intangible assets.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. In fiscal 2012, the Company tested its indefinite-lived intangible assets and no impairment was indicated. Other factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in fiscal 2012, and accordingly, no impairment testing was performed on these assets.

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 1 to 25 years; over weighted average remaining lives of seven years for marketing-related intangibles, 17 years for customer-related intangibles and five years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $5.6 million, $5.0 million and $4.6 million, for fiscal 2012, 2011and 2010, respectively, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $5 million per year from fiscal 2013 through fiscal 2017.

10. Long-Term Debt

Long-term debt consists of the following:

	September 29, 2012	September 24, 2011
	(in thousands)
Senior subordinated notes, net of unamortized discount(1), interest at 8.25%, payable semi-annually, principal due March 2018	$449,312	$400,000
Revolving credit facility, interest at Alternate Base Rate plus a margin of 0.75% to 1.75%, or LIBOR plus a margin of 1.75% to 2.75%, final maturity June 2016	0	35,000
Other notes payable	502	609

Total	449,814	435,609
Less current portion	(331)	(279)

Long-term portion	$449,483	$435,330

(1)	Represents unamortized original issue discount of $688, as of September 29, 2012, which is amortizable until March 2018.

Senior Credit Facility

On June 8, 2011, the Company amended its $275 million, five-year senior secured revolving credit facility (the “Credit Facility”) included in its Amended and Restated Credit Agreement (the “Credit Agreement”). Under the modified terms, the Credit Facility has a borrowing capacity of $375 million, an increase of $100 million, and an extension of maturity date by approximately one year, to June 2016. As amended, the Credit Facility bears lower interest rates and commitment fees and requires less interest coverage. The Company continues to have the option to increase the size of the Credit Facility by an additional $200 million of incremental term loans and/or revolving loans should it exercise its option and one or more lenders are willing to make such increased amounts available to it. There was no outstanding balance as of September 29, 2012 under the Credit Facility. There were no letters of credit outstanding under the Credit Facility as of September 29, 2012. There were other letters of credit of $15.7 million outstanding as of September 29, 2012. As of September 29, 2012, there were $375.0 million of unused commitments under the Credit Facility or, after giving effect to the financial covenants in the Credit Agreement, $225.5 million of remaining borrowing capacity.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest on the amended Credit Facility is based, at the Company’s option, on a rate equal to the Alternate Base Rate (ABR), which is the greatest of the prime rate, the Federal Funds rate plus  1/2 of 1% or one month LIBOR plus 1%, plus a margin, which fluctuates from 0.75% to 1.75%, or LIBOR plus a margin, which fluctuates from 1.75% to 2.75% and commitment fees that range from 0.30% to 0.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of September 29, 2012, the applicable interest rate on the Credit Facility related to alternate base rate borrowings was 5.0%, and the applicable interest rate related to LIBOR rate borrowings was 3.0%.

The Credit Facility is guaranteed by the Company’s material subsidiaries and is secured by the Company’s assets, excluding real property but including substantially all of the capital stock of the Company’s subsidiaries. The Credit Agreement contains certain financial and other covenants which require the Company to maintain minimum levels of interest coverage and maximum levels of senior debt to EBITDA and that restrict the Company’s ability to repurchase its stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Credit Facility. Under the terms of the Company’s Credit Facility, it may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount initially not to exceed $200 million over the life of the Credit Facility, subject to qualifications and baskets as defined in the Credit Agreement. As of September 29, 2012, the Company’s Total Leverage Ratio, as defined in the Credit Agreement, was 4.0 to 1.0, and the Company’s Senior Secured Leverage Ratio, as defined in the Credit Agreement with a maximum of 2.0 to 1.0, was 0.01 to 1.0. The Company’s minimum Interest Coverage Ratio was reduced to 2.50 times, from 2.75 times as part of the modification of the Credit Facility. As of September 29, 2012, the Company’s Interest Coverage ratio was 2.9 times. Apart from the covenants limiting restricted payments and capital expenditures, the Credit Facility does not restrict the use of retained earnings or net income. The Company was in compliance with all financial covenants as of September 29, 2012.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The 2018 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of September 29, 2012.

The scheduled principal repayments on long-term debt as of September 29, 2012 are as follows:

	(in thousands)
Fiscal year:
2013	$331
2014	138
2015	30
2016	2
2017	0
Thereafter	450,000

Total	$450,501	(1)

(1)	Debt repayments include an amount in excess of the carrying value of debt and reflect the unamortized portion of the original issue discount on the Senior Subordinated Notes of $0.7 million as of September 29, 2012, which is amortizable until March 2018.

11. Commitments and Contingencies

Commitments

Letters of credit – The Company had $15.2 million of outstanding letters of credit related to normal business transactions at September 29, 2012.

Purchase commitments – Production and purchase agreements (primarily for grass seed and grains) entered into in the ordinary course of business obligate the Company to make future purchases based on estimated yields. The terms of these contracts vary and have fixed prices or quantities. At September 29, 2012, estimated annual purchase commitments were $82.2 million for fiscal 2013, $36.2 million for fiscal 2014, $23.3 million for fiscal 2015, $13.6 million for fiscal 2016, $9.2 million for fiscal 2017 and $4.5 million thereafter.

Leases – The Company has operating lease agreements principally for office and warehouse facilities and equipment. Such leases have remaining terms of 1 to 9 years. Rental expense was $23.6 million for fiscal 2012, $24.4 million for fiscal 2011 and $26.9 million for fiscal 2010.

Certain facility leases have renewal options and include escalation clauses. Minimum lease payments include scheduled rent increases pursuant to these escalation provisions.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate minimum annual payments on non-cancelable operating leases at September 29, 2012 are as follows:

(in thousands)
Fiscal year:
2013	$20,038
2014	14,441
2015	10,024
2016	6,838
2017	4,370
Thereafter	1,982

Total	$57,693

Contingencies

The Company may from time to time become involved in certain legal proceedings in the ordinary course of business. Currently, the Company is not a party to any legal proceedings that management believes would have a material adverse effect on the Company’s financial position or results of operations.

The Company has experienced, and may in the future experience, issues with products that may lead to product liability, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. In 2012, The Company recorded approximately $4.9 million of costs related to these recalls. Currently, the Company has not experienced any product liability, recalls, withdrawals or replacements of products that management believes would have a material adverse effect on the Company’s financial position or results of operations.

12. Income Taxes

The provision for income tax expense (benefit) consists of the following:

	Fiscal Year Ended
	September 29, 2012	September 24, 2011	September 25, 2010
	(in thousands)
Current:
Federal.	$(1,003)	$(5,512)	$9,293
State.	603	160	1,902
Foreign.	35	35	67

Total	(365)	(5,317)	11,262

Deferred:
Federal.	12,671	22,667	15,822
State.	198	1,214	1,203
Foreign.	312	1,031	(177)

Total	13,181	24,912	16,848

Total	$12,816	$19,595	$28,110

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	September 29, 2012	September 24, 2011	September 25, 2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.3	2.8	3.2
Other permanent differences	0.6	1.4	(0.9)
Adjustment of prior year accruals	0.2	1.2	(0.3)
Uncertain tax positions	0.0	(0.3)	(0.1)
Credits	(1.2)	(2.9)	(0.5)
Change in valuation allowances	(0.1)	3.2	0.0
Other	(0.1)	0.4	0.6

Effective income tax rate (benefit)	36.7%	40.8%	37.0%

Deferred income taxes reflect the impact of “temporary differences” between asset and liability amounts for financial reporting purposes and such amounts as determined based on existing tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	September 29, 2012		September 24, 2011
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in thousands)
Current:
Allowance for doubtful accounts .	$6,741	$0	$5,750	$0
Inventory write-downs	10,411	0	7,924	0
Prepaid expenses.	112	0	626	0
Nondeductible reserves	997	0	1,064	0
State taxes.	0	245	0	333
Employee benefits	5,885	0	4,690	0
Other.	3,509	0	3,552	0

Total	27,655	245	23,606	333

Noncurrent:
Depreciation and amortization.	0	30,358	0	11,665
Equity income.	0	280	0	952
State net operating loss carryforward	4,160	0	4,043	0
Stock based compensation	5,225	0	5,416	0
State credits	2,241	0	2,267	0
Other.	2,866	0	3,461	0
Valuation allowance	(7,282)	0	(7,450)	0

Total.	7,210	30,638	7,737	12,617

Total.	$34,865	$30,883	$31,343	$12,950

The Company’s state tax net operating losses of $80.1 million expire at various times between 2012 and 2032, and foreign losses of $3.5 million, which do not expire. The Company has federal income tax credits of

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$0.7 million which expire between 2022 and 2032. The Company also has state income tax credits of $3.4 million. $1.2 million of these credits expire at various times beginning in 2012 through 2029. Credits of $2.2 million do not expire. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including past operating results, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against any deferred tax assets. The Company has determined there will be insufficient future separate state and international taxable income for the separate parent company and the Company’s foreign operations to realize its deferred tax assets. Therefore, valuation allowances of $7.3 million and $7.5 million (net of federal impact) at September 29, 2012 and September 24, 2011, respectively, have been provided to reduce state and foreign deferred tax assets to amounts considered recoverable.

The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The Company recognizes interest and/or penalties related to income tax matters as a component of pretax income. As of September 29, 2012 and September 24, 2011 accrued interest was less than $0.1 million and no penalties were accrued related to uncertain tax positions.

The following table, which excludes interest and penalties, summarizes the activity related to the Company’s unrecognized tax benefits for fiscal years ended September 24, 2011 and September 29, 2012 (in thousands):

Balance as of September 25, 2010	$485
Increases related to prior year tax positions	195
Increases related to current year tax positions	64
Decreases related to prior year tax positions	(308)
Settlements	(154)

Balance as of September 24, 2011	$282
Increases related to prior year tax positions	1
Increases related to current year tax positions	16
Decreases related to prior year tax positions	—
Settlements	(37)

Balance as of September 29, 2012	$262

As of September 29, 2012, unrecognized income tax benefits totaled approximately $0.2 million and all of the unrecognized tax benefits would, if recognized, impact the Company’s effective income tax rate.

The Company is principally subject to taxation by the United States and various states within the United States. The Company’s tax filings in major jurisdictions are open to examination by tax authorities by the Internal Revenue Service from fiscal year ended 2009 forward and in various state taxing authorities generally from fiscal year ended 2008 forward.

The Company does not believe there will be any significant change in its unrecognized tax benefits within the next twelve months.

13. Stock-Based Compensation

In February 2003, the Company adopted the 2003 Omnibus Equity Incentive Plan (the “2003 Plan”) which provides for the grant of options and restricted stock to key employees, directors and consultants of the Company up to an aggregate of 2.5 million shares of common stock of the Company. The 2003 Plan is administered by the

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with a dividend payable in the form of two shares of the Class A Common Stock for each outstanding share of Common Stock and Class B Common Stock on February 5, 2007, the 2003 Plan was amended to include 9,734,982 shares of Class A Common Stock authorized for issuance. In February 2009, the Company’s shareholders approved an increase in the number of shares authorized for issuance under the 2003 Plan by an additional 5,000,000 shares of Class A Common Stock and to authorize for issuance 500,000 shares of Preferred Stock. In February 2012, the Company’s shareholders approved an increase in the number of shares authorized for issuance under the 2003 Plan by an additional 5,000,000 shares of Class A Common Stock. As a result of these amendments, there is a total of 5,800,000 shares of Common Stock, 19,734,982 shares of Class A Common Stock and 500,000 shares of Preferred Stock authorized under the 2003 Plan. If and when the Company issues any shares of Preferred Stock under the 2003 Plan, it will reduce the amount of Class A Common Stock available for future issuance in an amount equal to the number of shares of Class A Common Stock that are issuable upon conversion of such Preferred Stock. As of September 29, 2012, there were approximately 3.1 million shares of Common Stock, 9.1 million shares of Class A Common Stock and no shares of Preferred Stock reserved for outstanding equity awards, and there were 1.9 million shares of Common Stock, 9.0 million shares of Class A Common Stock and 0.5 million shares of Preferred Stock remaining for future awards.

The Company has a Nonemployee Director Stock Option Plan (the “Director Plan”) which provides for the grant of options and restricted stock to nonemployee directors of the Company. The Director Plan, as amended in 2001 and 2006, provides for the granting to each independent director of options to purchase a number of shares equal to $200,000 divided by the fair market value of the Company’s common stock on the date of each annual meeting of stockholders and a number of shares of restricted stock equal to $20,000 divided by such fair market value.

Stock Option Awards

The Company recognized share-based compensation expense of $7.5 million, $7.4 million and $5.6 million for the years ended September 29, 2012, September 24, 2011 and September 25, 2010, respectively, as a component of selling, general and administrative expenses. Share-based compensation expense in fiscal 2012, 2011 and 2010 consisted of $3.8 million, $3.1 million and $2.5 million for stock options, and $1.7 million, $2.4 million and $1.1 million for restricted stock awards. Share-based compensation expense in fiscal 2012, 2011 and 2010 also includes $2.0 million, $1.9 million and $1.9 million for the Company’s 401(k) matching contributions.

Prior to fiscal 2008, stock options granted were generally exercisable with a 30 month cliff vesting and 42 month expiration, but were also granted with vesting increments of 20%, 25% or 33% per year beginning two, three or four years from the date of grant and expiring one year after the last increment has vested.

From fiscal 2008 to fiscal 2011, the Company granted stock options under its 2003 Plan that included performance targets and time-based vesting to key employees and executives. The performance-based options contingently vested up to 20% each year over the following 5 years dependent upon service and the achievement of annual or cumulative target performance measures and have contractual lives of 6 years. The target performance measures included various business unit, segment and company-wide performance goals, including adjusted earnings before taxes and net controllable assets. If any of the options subject to the performance target measurements did not vest on any particular vesting date because the Company, segment and/or business unit

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

performance had not been achieved, such options will vest and become exercisable if at the end of the following fiscal year, the cumulative target for that later fiscal year has been achieved. The options were granted at the then-current market price, except for 4.4 million shares that were granted at prices significantly above the grant date market price. Of the options granted in fiscal 2008, approximately 216,000 options scheduled to possibly vest in each of fiscal years 2009 and 2010 were amended and were only subject to service vesting conditions. The fair value of each performance-based option granted was estimated on the date of grant using the same option valuation model used for options granted as service vesting only. In fiscal 2011, 100% of the performance options granted in fiscal 2010 that were eligible to vest in fiscal 2011 had vested. In fiscal 2011, approximately 97%, on a cumulative basis, of the performance options granted in fiscal 2009 that were eligible to vest in fiscal 2011 had vested. In fiscal 2011, approximately 99%, on a cumulative basis, of the performance options granted in fiscal 2008 that were eligible to vest in fiscal 2009 through fiscal 2011 had vested.

In March 2012, the Company eliminated all of the past and future performance goals relating to stock options granted from fiscal 2008 to fiscal 2011, except for the performance goals relating to the overall Company performance. The Company took this action because, as a result of the Company’s reorganization around functional lines during 2011, the extent to which cumulative performance targets for segments or business units have been or may be achieved has become difficult or impossible to measure and the changes underway within the Company were not contemplated when the Company granted the options. After the amendment, 20% of the shares covered by each award continue to be performance-based. The time vested component of the options did not change. Approximately 250 employees were affected by the modification, and no additional compensation cost was recorded.

The Company currently estimates the remaining performance-based component of the options granted in fiscal 2008 and fiscal 2009 are probable of achievement and are recording the related expense over the estimated service period. The Company currently estimates the performance-based component of the options granted in fiscal 2010 and 2011 are not probable of achievement and are not recording related expense. As of September 29, 2012, there were 7.0 million of unvested options, of which approximately 1.0 million are subject to performance based vesting criteria. To the extent Company goals are or are not achieved, the amount of stock-based compensation recognized in the future will be adjusted.

During fiscal 2012, the Company granted time-based stock options with an exercise price based on the closing fair market value date of the grant. The options granted in fiscal 2012 vest in four annual installments commencing one year from the date of grant and expire six years after the grant date.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected stock price volatilities are estimated based on the Company’s historical volatility. The expected term of options granted is based on analyses of historical employee termination rates, option exercises and the contractual term of the option. The risk-free rates are based on U.S. Treasury yields, for notes with comparable terms as the option grants, in effect at the time of the grant. For purposes of this valuation model, no dividends have been assumed.

The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life from the date of grant, 3.5 years in fiscal 2012, 3.5 years in fiscal 2011 and 3.5 years in fiscal 2010; stock price volatility, 37.9% in fiscal 2012, 36.4% in fiscal 2011 and 37.3% in fiscal 2010; risk free interest rates, 0.9% in fiscal 2012, 2.2% in fiscal 2011 and 2.0% in fiscal 2010; and no dividends during the expected term.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes option activity for the period ended September 29, 2012:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at September 24, 2011	12,110	$10.66	4 years	$2,956
Granted	1,937	$9.53
Exercised	(1,157)	$6.32
Cancelled or expired	(1,252)	$12.28

Outstanding at September 29, 2012	11,638	$10.73	3 years	$22,172

Exercisable at September 25, 2010	3,422	$11.67	2 years	$3,794
Exercisable at September 24, 2011	4,162	$11.32	3 years	$1,139
Exercisable at September 29, 2012	4,601	$11.34	2 years	$6,708
Expected to vest after September 29, 2012	6,305	$10.32	4 years	$2,858

The weighted average grant date fair value of options granted during the fiscal years ended September 29, 2012, September 24, 2011 and September 25, 2010 was $2.72, $2.04 and $2.65. The total intrinsic value of options exercised during the fiscal years ended September 29, 2012, September 24, 2011 and September 25, 2010 was $5.1 million, $2.6 million and $2.2 million, respectively.

As of September 29, 2012, there was $10.8 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted average vesting period of 3 years.

Restricted Stock Awards

As of September 29, 2012 and September 24, 2011, there were approximately 785,000 and 804,000 shares, respectively, of restricted stock awards outstanding. The awards generally vest in 20% or 25% increments, some after a two or three year waiting period, over a six or seven year period of employment after the grant date.

Restricted stock award activity during the three fiscal years in the period ended September 29, 2012 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested at September 26, 2009	518	$11.39
Granted	180	$9.54
Vested	(134)	$10.15
Forfeited	(132)	$11.66

Nonvested at September 25, 2010	432	$10.60
Granted	496	$9.32
Vested	(120)	$12.38
Forfeited	(4)	$13.00

Nonvested at September 24, 2011	804	$9.79
Granted	159	$9.16
Vested	(98)	$12.12
Forfeited	(80)	$8.32

Nonvested at September 29, 2012	785	$9.53

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average grant date fair value of restricted stock awards granted during the fiscal years ended September 29, 2012, September 24, 2011 and September 25, 2010 was $9.16, $9.32 and $9.54, respectively. The aggregate fair value as of the vesting date of restricted shares that vested was $0.9 million, $1.1 million and $1.3 million for fiscal 2012, 2011 and 2010, respectively.

As of September 29, 2012, there was $4.5 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of four years.

14. Shareholders’ Equity

At September 29, 2012, there were 80,000,000 shares of common stock ($0.01 par value) authorized, of which 12,247,571 were outstanding, and 100,000,000 shares of non-voting Class A common stock ($0.01 par value) authorized, of which 34,706,902 were outstanding. The preferences and relative rights of the Class A common stock are identical to common stock in all respects, except that the Class A common stock generally will have no voting rights unless otherwise required by Delaware law.

There are 3,000,000 shares of Class B stock ($0.01 par value) authorized, of which 1,652,262 were outstanding at September 29, 2012 and September 24, 2011. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and the holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B stock have certain conversion rights and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.

Under the Company’s former stock repurchase program, the Company was authorized to repurchase up to $100 million of its common stock, in part, to minimize the dilutive impact of the Company’s stock-based equity compensation programs over time. During the third fiscal quarter of fiscal 2011 the Company’s Board of Directors authorized a new $100 million share repurchase program. During the fiscal year ended September 29, 2012, the Company repurchased 0.7 million shares of its voting common stock for an aggregate price of approximately $5.6 million and 1.9 million shares of its Class A non-voting common stock for an aggregate price of approximately $15.3 million. In total, as of September 29, 2012, the Company had repurchased approximately 6.1 million shares for an aggregate price of approximately $48.4 million under the new share repurchase program.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share (EPS) computations:

	Fiscal Year Ended September 29, 2012			Fiscal Year Ended September 24, 2011			Fiscal Year Ended September 25, 2010
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$21,173	47,622	$0.44	$28,323	56,217	$0.50	$45,833	64,272	$0.71
Effect of dilutive securities:
Options to purchase common stock		497	0		274	0		680	(0.01)
Restricted shares		255	0		154	0		139	0
Diluted EPS:
Net income available to common shareholders	$21,173	48,374	$0.44	$28,323	56,645	$0.50	$45,833	65,091	$0.70

Options to purchase 11.6 million shares of common stock and Class A common stock at prices ranging from $4.60 to $16.23 per share were outstanding at September 29, 2012. Of these shares, 6.1 million were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive. Options to purchase 12.1 million shares of common stock and Class A common stock at prices ranging from $4.60 to $17.99 per share were outstanding at September 24, 2011. Of these shares, 8.4 million were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive. Options to purchase 11.1 million shares of common stock and Class A common stock at prices ranging from $4.60 to $17.99 per share were outstanding at September 25, 2010. Of these shares, 5.7 million were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive.

16. Quarterly Financial Data – Unaudited

	Fiscal 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Net sales	$302,066	$466,903	$533,808	$397,236
Gross profit	80,738	147,696	180,652	105,072
Net income (loss) attributable to Central Garden & Pet Company	(13,090)	21,623	22,699	(10,059)
Net income (loss) per share:
Basic	$(0.27)	$0.46	$0.48	$(0.21)
Diluted	$(0.27)	$0.45	$0.47	$(0.21)
Weighted average common shares outstanding:
Basic	47,823	47,343	47,661	47,704
Diluted	47,823	48,036	48,388	47,704

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Net sales	$281,719	$485,724	$484,303	$376,906
Gross profit	83,057	163,269	149,389	98,204
Net income (loss) attributable to Central Garden & Pet Company	(9,592)	31,766	17,081	(10,932)
Net income (loss) per share:
Basic	$(0.16)	$0.55	$0.32	$(0.21)
Diluted	$(0.16)	$0.54	$0.31	$(0.21)
Weighted average common shares outstanding:
Basic	60,941	57,955	54,020	51,943
Diluted	60,941	58,433	54,498	51,943

17. Transactions with Related Parties

During fiscal 2012, 2011 and 2010, subsidiaries of the Company purchased approximately $1.0 million, $0.9 million and $0.9 million, respectively, of products from Bio Plus, Inc., a company that produces granular peanut hulls. As of September 29, 2012 and September 24, 2011, the amounts owed to BioPlus, Inc for such purchases were not material. A director of the Company is a minority shareholder and a director of Bio Plus, Inc.

During fiscal 2012, 2011 and 2010, Tech Pac, a subsidiary of the Company, made purchases from Contract Packaging, Inc, (“CPI”), Tech Pac’s principal supplier and a minority 20% shareholder in Tech Pac. Tech Pac’s total purchases from CPI were approximately $39.3 million, $33.2 million and $24.6 million for fiscal years 2012, 2011 and 2010, respectively. Amounts due to CPI as of September 29, 2012 and September 24, 2011 were $2.1 million and $2.2 million, respectively.

18. Business Segment Data

The Company’s chief operating decision-makers are its Chief Executive Officer and the Chief Executive Officer and President of the Central Operating Companies. Operating segments are managed separately because each segment represents a strategic business that offers different products or services. The Company’s chief operating decision makers evaluate performance based on profit or loss from operations. The Company’s Corporate division is included in the following presentation since certain expenses of this division are not allocated separately to the two operating segments. Segment assets exclude cash equivalents, short-term investments and deferred taxes.

Management has determined that the Company has two operating segments which are also reportable segments based on the level at which the chief operating decision makers review the results of operations to make decisions regarding performance assessment and resource allocation. These operating segments are the Pet segment and the Garden segment. Substantially all of the Company’s assets and operations relate to its business in the United States.

The Pet segment consists of Four Paws Products, TFH Publications, Kaytee, Aquatics, Interpet, Pets International, Breeder’s Choice and Life Sciences. These businesses are engaged in the manufacturing, purchase, sale and delivery of internally and externally produced pet supplies, books and food principally to independent pet distributors, national and regional retail chains, grocery stores, mass merchants and bookstores. The Garden segment consists of Pennington Seed, Matthews Four Seasons, Grant’s, AMBRANDS, Lilly Miller, the Pottery

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Group, Gulfstream and GKI/Bethlehem Lighting. Products manufactured, designed and sourced, or distributed are products found typically in the lawn and garden sections of mass merchandisers, warehouse-type clubs, home improvement centers and nurseries and include grass seed, bird feed, clay pottery, outdoor wooden planters and trellises, herbicides and insecticides. These products are sold directly to national and regional retail chains, independent garden distributors, grocery stores, nurseries and garden supply retailers.

The Corporate division includes expenses associated with corporate functions and projects, certain employee benefits, goodwill, interest income, interest expense and intersegment eliminations.

The following table indicates each class of similar products which represented more than 10% of the Company’s consolidated net sales in the fiscal years presented (in millions).

Category	2012	2011	2010
Pet supplies (excluding wild bird feed)	$847.1	$773.1	$766.5
Garden controls and fertilizer products	281.7	260.0	255.5
Wild bird feed	205.1	197.5	168.9
Other garden supplies	185.7	212.1	196.0
Grass seed	180.4	185.9	136.7

Total	$1,700.0	$1,628.6	$1,523.6

The Company’s largest customer represented approximately 17%, 16% and 17% of the total company net sales in fiscal 2012, 2011 and 2010, respectively, and represented approximately 30% of the Garden segment’s net sales in fiscal 2012, 28% in fiscal 2011 and 31% in fiscal 2010. Sales to the Company’s second largest customer represented approximately 9%, 12% and 10% of total company net sales in fiscal 2012, 2011 and 2010, respectively, and represented approximately 20% of our Garden segment’s net sales in fiscal 2012, 24% in fiscal 2011 and 22% in fiscal 2010. Sales to the Company’s third largest customer represented approximately 16% of our Garden segment’s net sales in fiscal 2012, 15% in fiscal 2011 and 18% in fiscal 2010. The Pet segment’s largest customer represented approximately 12% of our Pet segment’s net sales in both fiscal 2012 and fiscal 2011 and 11% in fiscal 2010.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to the Company’s business segments for each of the three most recent fiscal years is presented in the table below (amounts in thousands):

	Fiscal Year Ended
	September 29, 2012	September 24, 2011	September 25, 2010
Net sales:
Pet segment	$930,753	$851,307	$840,576
Garden segment	769,260	777,345	683,072

Total	$1,700,013	$1,628,652	$1,523,648

Income (loss) from operations:
Pet segment	$87,650	$77,623	$97,893 (1)
Garden segment	40,376	50,013	52,995
Corporate	(53,605)	(42,461)	(41,814)

Total	74,421	85,175	109,074
Interest expense	(40,315)	(38,044)	(33,706)
Interest income	145	296	119
Other income	678	550	419

Income before income taxes and noncontrolling interest	34,929	47,977	75,906
Income taxes	12,816	19,595	28,110

Net income including noncontrolling interest	22,113	28,382	47,796
Net income attributable to noncontrolling interest	940	59	1,963

Net income attributable to Central Garden & Pet Company	$21,173	$28,323	$45,833

Assets:
Pet segment	$411,059	$396,637	$385,894
Garden segment	341,716	350,234	323,387
Corporate and eliminations	396,772	346,132	421,603

Total	$1,149,547	$1,093,003	$1,130,884

Depreciation and amortization:
Pet segment	$14,507	$14,479	$15,422
Garden segment	6,213	5,986	6,107
Corporate	9,705	8,101	7,340

Total	$30,425	$28,566	$28,869

Expenditures for long-lived assets:
Pet segment	$15,540	$9,953	$8,216
Garden segment	4,138	5,902	2,984
Corporate	19,914	15,708	12,990

Total	$39,592	$31,563	$24,190

Noncontrolling interest is associated with the Garden segment.

(1)	Includes indefinite-lived intangible asset impairment of $12,000.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Consolidating Condensed Financial Information of Guarantor Subsidiaries

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

Farnam Companies, Inc.

Four Paws Products Ltd.

Gulfstream Home & Garden, Inc.

Kaytee Products, Inc.

Matson, LLC

New England Pottery, LLC

Pennington Seed, Inc. (including Gro Tec, Inc. and All-Glass Aquarium Co., Inc.)

Pets International, Ltd.

T.F.H. Publications, Inc.

Wellmark International (including B2E Corporation and B2E Biotech LLC)

During fiscal 2012, the Company consolidated certain of its legal entities into the Parent. In fiscal years 2011 and 2010, the following were included as Guarantor Subsidiaries because they were separate legal entities at that time:

Grant Laboratories, Inc.

Interpet USA, LLC

Matthews Redwood & Nursery Supply, Inc.

Fiscal 2012 financial results reflect these entities as part of the Parent. Fiscal 2011 and 2010 financial results presented herein have been restated to reflect the current Guarantor structure.

In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying consolidating condensed financial statements based on the Company’s understanding of the Securities and Exchange Commission’s interpretation and application of Rule 3-10 of the Securities and Exchange Commission’s Regulation S-X.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Fiscal Year Ended September 29, 2012 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$527,901	$1,244,430	$(72,318)	$1,700,013
Cost of goods sold and occupancy	383,990	874,183	(72,318)	1,185,855

Gross profit	143,911	370,247	0	514,158
Selling, general and administrative expenses	144,171	295,566	0	439,737

Income (loss) from operations	(260)	74,681	0	74,421
Interest – net	(40,324)	154	0	(40,170)
Other income (expense)	(3,764)	4,442	0	678

Income (loss) before income taxes and noncontrolling interest	(44,348)	79,277	0	34,929
Income taxes (tax benefit)	(15,698)	28,514	0	12,816

Net income (loss) including noncontrolling interest	(28,650)	50,763	0	22,113
Net income attributable to noncontrolling interest	940	0	0	940

Net income (loss) attributable to Central Garden & Pet Company before equity in undistributed income of guarantor subsidiaries	(29,590)	50,763	0	21,173
Equity in undistributed income of guarantor subsidiaries	50,763	0	(50,763)	0

Net income attributable to Central Garden & Pet Company	$21,173	$50,763	$(50,763)	$21,173

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Fiscal Year Ended September 24, 2011 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$500,668	$1,244,207	$(116,223)	$1,628,652
Cost of goods sold and occupancy	374,215	876,741	(116,223)	1,134,733

Gross profit	126,453	367,466	0	493,919
Selling, general and administrative expenses	132,974	275,770	0	408,744

Income from operations	(6,521)	91,696	0	85,175
Interest – net	(37,984)	236	0	(37,748)
Other income (expense)	(236)	786	0	550

Income (loss) before income taxes and noncontrolling interest	(44,741)	92,718	0	47,977
Income taxes (tax benefit)	(17,299)	36,894	0	19,595

Net income (loss) including noncontrolling interest	(27,442)	55,824		28,382
Net income attributable to noncontrolling interest	59	0	0	59

Net income (loss) attributable to Central Garden & Pet Company before equity in undistributed income of guarantor subsidiaries	(27,501)	55,824	0	28,323
Equity in undistributed income of guarantor subsidiaries	55,824	0	(55,824)	0

Net income attributable to Central Garden & Pet Company	$28,323	$55,824	$(55,824)	$28,323

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Fiscal Year Ended September 25, 2010 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$505,933	$1,132,645	$(114,930)	$1,523,648
Cost of goods sold and occupancy	363,410	760,002	(114,930)	1,008,482

Gross profit	142,523	372,643	0	515,166
Selling, general and administrative expenses	132,708	261,384	0	394,092
Intangible asset impairments	0	12,000	0	12,000

Income from operations	9,815	99,259	0	109,074
Interest – net	(33,898)	311	0	(33,587)
Other income (expense)	(7,851)	8,270	0	419

Income (loss ) before income taxes and noncontrolling interest	(31,934)	107,840	0	75,906
Income taxes (tax benefit)	(11,688)	39,798	0	28,110

Net income (loss) including noncontrolling interest	(20,246)	68,042		47,796
Net income attributable to noncontrolling interest	1,963	0	0	1,963

Net income (loss) attributable to Central Garden & Pet Company before equity in undistributed income of guarantor subsidiaries	(22,209)	68,042	0	45,833
Equity in undistributed income of guarantor subsidiaries	68,042	0	(68,042)	0

Net income attributable to Central Garden & Pet Company	$45,833	$68,042	$(68,042)	$45,833

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED BALANCE SHEET September 29, 2012 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$44,662	$3,813	$0	$48,475
Short term investments	22,705	0	0	22,705
Accounts receivable, net	48,339	159,328	(5,245)	202,422
Inventories	97,017	233,015	0	330,032
Prepaid expenses and other assets	25,242	22,907	0	48,149

Total current assets	237,965	419,063	(5,245)	651,783
Land, buildings, improvements and equipment, net	81,727	109,436	0	191,163
Goodwill	0	210,223	0	210,223
Investment in guarantors	654,362	0	(654,362)	0
Other assets	54,910	41,468	0	96,378

Total	$1,028,964	$780,190	$(659,607)	$1,149,547

LIABILITIES AND EQUITY
Accounts payable	$49,894	$82,013	$(5,245)	$126,662
Accrued expenses and other liabilities	38,673	41,149	0	79,822

Total current liabilities	88,567	123,162	(5,245)	206,484
Long-term debt	449,387	96	0	449,483
Other long-term obligations	26,127	2,570	0	28,697
Shareholders’ equity attributable to Central Garden & Pet	463,937	654,362	(654,362)	463,937
Noncontrolling interest	946	0	0	946

Total equity	464,883	654,362	(654,362)	464,883

Total	$1,028,964	$780,190	$(659,607)	$1,149,547

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED BALANCE SHEET September 24, 2011 (in thousands)
	Unconsolidated
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$10,633	$1,398	$0	$12,031
Short term investments	17,820	0	0	17,820
Accounts receivable, net	50,300	150,704	(5,587)	195,417
Inventories	106,348	223,198	0	329,546
Prepaid expenses and other assets	29,483	18,289	0	47,772

Total current assets	214,584	393,589	(5,587)	602,586
Land, buildings, improvements and equipment, net	72,721	103,681	0	176,402
Goodwill	0	210,223	0	210,223
Investment in guarantors	647,626	0	(647,626)	0
Other assets	44,398	59,394	0	103,792

Total	$979,329	$766,887	$(653,213)	$1,093,003

LIABILITIES AND EQUITY
Accounts payable	$40,929	$81,182	$(5,587)	$116,524
Accrued expenses and other liabilities	39,205	36,202	0	75,407

Total current liabilities	80,134	117,384	(5,587)	191,931
Long-term debt	435,245	85	0	435,330
Other long-term obligations	7,168	1,792	0	8,960
Shareholders’ equity attributable to Central Garden & Pet Company	456,776	647,626	(647,626)	456,776
Noncontrolling interest	6	0	0	6

Total equity	456,782	647,626	(647,626)	456,782

Total	$979,329	$766,887	$(653,213)	$1,093,003

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended September 29, 2012 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$74,405	$65,527	$(50,763)	$89,169

Additions to property	(20,736)	(18,856)	0	(39,592)
Businesses acquired, net of cash acquired	0	0	0	(0)
Return of equity method investment	0	0	0	0
Investment in short term investments	(4,885)	0	0	(4,885)
Investment in guarantor	(6,736)	(44,027)	50,763	0

Net cash provided (used) by investing activities	(32,357)	(62,883)	50,763	(44,477)

Repayments on revolving line of credit	(339,000)	0	0	(339,000)
Borrowings on revolving line of credit	304,000	0	0	304,000
Proceeds from the issuance of long-term debt	49,312	0	0	49,312
Repayments of long-term debt	(231)	(122)	0	(353)
Proceeds from issuance of common stock	2,129	0	0	2,129
Excess tax benefits from stock-based awards	1,881	0	0	1,881
Repurchase of common stock	(24,829)	0	0	(24,829)
Payment of financing costs	(1,715)	0	0	(1,715)

Net cash used in financing activities	(8,453)	(122)	0	(8,575)

Effect of exchange rates on cash	434	(107)	0	327

Net increase (decrease) in cash and cash equivalents	34,029	2,415	0	36,444
Cash and cash equivalents at beginning of year	10,633	1,398	0	12,031

Cash and cash equivalents at end of year	$44,662	$3,813	$0	$48,475

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended September 24, 2011 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$50,459	$56,373	$(55,824)	$51,008

Additions to property	(16,802)	(14,761)	0	(31,563)
Businesses acquired, net of cash acquired	(23,403)	(1,904)	0	(25,307)
Return of equity investment	3,133	0	0	3,133
Investment in short term investments	(2,500)	0	0	(2,500)
Investment in guarantor	(16,719)	(39,105)	55,824	0

Net cash provided (used) by investing activities	(56,291)	(55,770)	55,824	(56,237)

Repayments on revolving line of credit	(668,000)	0	0	(668,000)
Borrowings on revolving line of credit	703,000	0	0	703,000
Repayments of long-term debt	(190)	(145)	0	(335)
Proceeds from issuance of common stock	1,675	0	0	1,675
Excess tax benefits from stock-based awards	945	0	0	945
Repurchase of common stock	(108,727)	0	0	(108,727)
Payment of financing costs	(1,055)	0	0	(1,055)
Distribution to noncontrolling interest	(1,500)	0	0	(1,500)

Net cash used in financing activities	(73,852)	(145)	0	(73,997)

Effect of exchange rates on cash	52	(255)	0	(203)

Net increase (decrease) in cash and cash equivalents	(79,632)	203	0	(79,429)
Cash and cash equivalents at beginning of year	90,265	1,195	0	91,460

Cash and cash equivalents at end of year	$10,633	$1,398	$0	$12,031

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended September 25, 2010 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$86,344	$116,927	$(68,042)	$135,229

Additions to property	(15,939)	(8,251)	0	(24,190)
Businesses acquired, net of cash acquired	0	(1,756)	0	(1,756)
Investment in short term investments	(15,320)	0	0	(15,320)
Investment in guarantor	38,667	(106,709)	68,042	0

Net cash provided (used) by investing activities	7,408	(116,716)	68,042	(41,266)

Repayments on revolving line of credit	(10,000)	0	0	(10,000)
Borrowings on revolving line of credit	10,000	0	0	10,000
Repayments of long-term debt	(407,675)	(249)	0	(407,924)
Proceeds from issuance of long-term debt	400,000	0	0	400,000
Proceeds from issuance of common stock	1,294	0	0	1,294
Excess tax benefits from stock-based awards	836	0	0	836
Repurchase of common stock	(66,901)	0	0	(66,901)
Payment of financing costs	(12,711)	0	0	(12,711)
Distribution to noncontrolling interest	(2,761)	0	0	(2,761)

Net cash used in financing activities	(87,918)	(249)	0	(88,167)

Effect of exchange rates on cash	(44)	40	0	(4)

Net increase (decrease) in cash and cash equivalents	5,790	2	0	5,792
Cash and cash equivalents at beginning of year	84,475	1,193	0	85,668

Cash and cash equivalents at end of year	$90,265	$1,195	$0	$91,460

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation, including the Certificate of Designation – Series A Convertible Preferred Stock and Certificate of Designation – Series B Convertible Preferred Stock.	10-K	001- 33268	3.1	12/14/06

3.2	Amended and Restated By-laws of Central Garden & Pet Company, effective February 10, 2009.	10-Q	001- 33268	3.2	5/7/09

4.1	Specimen Common Stock Certificate.	S-1	33- 48070	4.1	5/21/92

4.2	Specimen Class A Common Stock Certificate.	8-A	001- 33268	1	1/24/07

4.4	Indenture, dated as of March 8, 2010, by and between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001- 33268	4.2	3/8/10

4.5	First Supplemental Indenture, dated as of March 8, 2010, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to 8.25% Senior Subordinated Notes due 2018.	8-K	001- 33268	4.3	3/8/10

4.6	Second Supplemental Indenture, dated as of February 13, 2012, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to 8.25% Senior Subordinated Notes due 2018.	8-K	001- 33268	4.1	2/13/12

4.7	Registration Rights Agreement, dated February 13, 2012, among the Company, certain subsidiary guarantors parties thereto, and the Initial Purchasers.	8-K	001- 33268	10.1	2/13/12

10.1*	Form of Indemnification Agreement between the Company and Executive Officers and Directors.	S-1	33- 48070	10.18	5/21/92

10.2	Amended and Restated Credit Agreement dated as of June 25, 2010 among the Company, certain of the Company’s subsidiaries, J.P. Morgan Chase Bank, National Association, as Administrative Agent, SunTrust Bank., as Syndication Agent, and certain other lenders.	8-K	001- 33268	10.1	7/1/10

10.3	Amendment No. 1 dated June 8, 2011 to the Amended and Restated Credit Agreement dated as of June 25, 2010 among the Company, certain institutions listed on the signature pages thereto, and J.P. Morgan Chase Bank, National Association, as Administrative Agent, SunTrust Bank, as Syndication Agent, and certain other lenders.	8-K	001- 33268	10.1	6/10/11

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.4*	2003 Omnibus Equity Incentive Plan, as amended and restated effective February 13, 2012.	8-K	001- 33268	10.2	2/15/12

10.5*	Form of Nonstatutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan.	10-K	000- 20242	10.5.1	12/9/04

10.6*	Form of Restricted Stock Agreement for 2003 Omnibus Equity Incentive Plan.	10-K	000- 20242	10.5.2	12/9/04

10.7*	Form of Performance-Based Non-Statutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan	10-K	001- 33268	10.4.3	11/19/10

10.8*	Nonemployee Director Equity Incentive Plan, as amended and restated effective December 10, 2008 (Incorporated by reference from Exhibit 10.5 to the Company’s Form 10-Q for the fiscal quarter ended March 28, 2009).	10-Q	001- 33268	10.5	5/7/09

10.9*	Form of Nonstatutory Stock Option Agreement for Nonemployee Director Equity Incentive Plan.	10-Q	000- 20242	10.6.1	2/3/05

10.10*	Form of Restricted Stock Agreement for Nonemployee Director Equity Incentive Plan.	10-Q	000- 20242	10.6.2	2/3/05

10.11*	Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III.	10-K/A	000- 20242	10.20	1/20/99

10.12*	Modification and Extension of Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III, dated as of May 6, 2003.	10-Q	000- 20242	10.7.1	8/8/03

10.13*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of April 10, 2006, between the Company and Brooks M. Pennington III.	8-K	000- 20242	10.1	4/14/06

10.14*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of July 1, 2008, between the Company and Brooks M. Pennington III.	10-K	001- 33268	10.7.2	11/26/08

10.15*	Form of Agreement to Protect Confidential Information, Intellectual Property and Business Relationships.	8-K	000- 20242	10.1	10/14/05

10.16*	Form of Post-Termination Consulting Agreement.	8-K	000- 20242	10.2	10/14/05

10.17*	Separation Agreement between the Company and Glen R. Fleischer dated May 31, 2011.	10-Q	001- 33268	10.2	8/4/11

10.18*	Employment Offer Letter between the Company and Lori Varlas dated November 5, 2010.	8-K	001- 33268	10.1	12/1/10

10.19*	Employment Agreement between Gus Halas and the Company, dated April 15, 2011.	10-Q	001- 33268	10.1	8/4/11

Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.20*	Employment Agreement between the Company and Frank P. Palantoni dated February 1, 2011.	10-K	001- 33268	10.12	11/18/11

10.2*	First Amendment to Employment Agreement, dated September 28, 2012, between the Company and Frank P. Palantoni.					X

10.14*	Employment Agreement between Steven LaMonte and the Company effective May 7, 2012.	10-Q	001- 33268	10.1	8/2/12

12	Statement re Computation of Ratios of Earnings to Fixed Charges.					X

14	Code of Ethics, updated May 2009					X

21	List of Subsidiaries.					X

23	Consent of Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS**	XBRL Instance Document					X

101.SCH**	XBRL Taxonomy Extension Schema Document					X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Management contract or compensatory plan or arrangement.
**	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that, the interactive data files fail to comply with the submission requirements. Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are otherwise not subject to liability under these sections.