Form 10-Q
period 2012-12-29
CENTRAL GARDEN & PET CO
filed 2013-02-07
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of January 31, 2013	12,247,359
Class A Common Stock Outstanding as of January 31, 2013	35,053,731
Class B Stock Outstanding as of January 31, 2013	1,652,262

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in this Form 10-K for the fiscal year ended September 29, 2012, including the factors described in the section entitled ‘‘Item 1A – Risk Factors.’’ If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

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

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Unaudited

	December 29, 2012	December 24, 2011	(See Note 1) September 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$12,591	$10,289	$48,475
Short term investments	17,820	17,820	22,705
Accounts receivable (less allowance for doubtful accounts of $18,555, $15,791 and $18,574)	150,767	139,254	202,422
Inventories	397,725	365,743	330,032
Prepaid expenses and other	66,629	62,614	48,149

Total current assets	645,532	595,720	651,783
Land, buildings, improvements and equipment—net	192,486	180,401	191,163
Goodwill	210,223	210,223	210,223
Other intangible assets—net	77,790	83,458	78,853
Deferred income taxes and other assets	20,041	18,467	17,525

Total	$1,146,072	$1,088,269	$1,149,547

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$130,484	$122,009	126,662
Accrued expenses	83,580	66,862	79,491
Current portion of long-term debt	309	328	331

Total current liabilities	214,373	189,199	206,484
Long-term debt	450,446	460,346	449,483
Other long-term obligations	30,968	14,253	28,697
Equity:
Common stock, $.01 par value: 12,247,359, 12,254,778, and 12,247,571 shares outstanding at December 29, 2012, December 24, 2011 and September 29, 2012	122	123	122
Class A common stock, $.01 par value: 34,765,783, 34,130,214 and 34,706,902 shares outstanding at December 29, 2012, December 24, 2011 and September 29, 2012	347	341	347
Class B stock, $.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	383,615	377,598	382,195
Accumulated earnings	64,449	45,455	79,718
Accumulated other comprehensive income	1,497	1,110	1,539

Total Central Garden & Pet Company shareholders’ equity	450,046	424,643	463,937
Noncontrolling interest	239	(172)	946

Total equity	450,285	424,471	464,883

Total	$1,146,072	$1,088,269	$1,149,547

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	December 29, 2012	December 24, 2011
Net sales	$292,497	$302,066
Cost of goods sold and occupancy	215,538	221,328

Gross profit	76,959	80,738
Selling, general and administrative expenses	90,053	92,018

Loss from operations	(13,094)	(11,280)
Interest expense	(10,315)	(9,547)
Interest income	65	28
Other expense	(981)	(114)

Loss before income taxes and noncontrolling interest	(24,325)	(20,913)
Income tax benefit	(8,978)	(7,646)

Loss including noncontrolling interest	(15,347)	(13,267)
Net loss attributable to noncontrolling interest	(78)	(177)

Net loss attributable to Central Garden & Pet Company	$(15,269)	$(13,090)

Net loss per share attributable to Central Garden & Pet Company:
Basic and diluted	$(0.32)	$(0.27)

Weighted average shares used in the computation of net loss per share:
Basic and diluted	47,871	47,823

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	December 29, 2012	December 24, 2011
Net loss	$(15,347)	$(13,267)
Other comprehensive income (loss):
Foreign currency translation	(42)	91

Total comprehensive loss	(15,389)	(13,176)
Comprehensive loss attributable to noncontrolling interests	(78)	(177)

Comprehensive loss attributable to Central Garden & Pet Company	$(15,311)	$(12,999)

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 29, 2012	December 24, 2011
Cash flows from operating activities:
Net loss	$(15,347)	$(13,267)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,016	7,444
Stock-based compensation	1,576	1,866
Excess tax benefits from stock-based awards	(74)	(74)
Deferred income taxes	2,820	5,049
Unrealized losses on derivative financial instruments	627	5
Loss on sale of property and equipment	149	17
Change in assets and liabilities:
Accounts receivable	51,655	56,195
Inventories	(67,473)	(36,130)
Prepaid expenses and other assets	(15,171)	(13,494)
Accounts payable	3,625	4,713
Accrued expenses	3,463	(8,600)
Other long-term obligations	(1,907)	(245)

Net cash (used in) provided by operating activities	(28,041)	3,479

Cash flows from investing activities:
Additions to property and equipment	(8,025)	(9,185)
Payments to acquire companies, net of cash acquired	(4,835)	0
Proceeds from short term investments	4,885	0

Net cash used in investing activities	(7,975)	(9,185)

Cash flows from financing activities:
Repayments of long-term debt	(84)	(91)
Proceeds from issuance of common stock	97	192
Borrowings under revolving line of credit	4,000	117,000
Repayments under revolving line of credit	(3,000)	(92,000)
Repurchase of common stock	(327)	(21,266)
Distribution to noncontrolling interest	(629)	0
Excess tax benefits from stock-based awards	74	74

Net cash provided by financing activities	131	3,909
Effect of exchange rate changes on cash and cash equivalents	1	55

Net decrease in cash and cash equivalents	(35,884)	(1,742)
Cash and equivalents at beginning of period	48,475	12,031

Cash and equivalents at end of period	$12,591	$10,289

Supplemental information:
Cash paid for interest	$1,001	$1,210

Cash paid for income taxes, net of refunds	$46	$(6,326)

Non-cash investing activities:
Capital expenditures incurred but not paid	$1,494	$1,211

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended December 29, 2012

(unaudited)

1.	Basis of Presentation

The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of December 29, 2012 and December 24, 2011, the condensed consolidated statements of operations for the three months ended December 29, 2012 and December 24, 2011, and the condensed consolidated statements of cash flows for the three months ended December 29, 2012 and December 24, 2011 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

For the Company’s foreign business in the UK, the local currency is the functional currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the period. Deferred taxes are not provided on translation gains and losses, because the Company expects earnings of its foreign subsidiary to be permanently reinvested. Transaction gains and losses are included in results of operations. See Note 7, Supplemental Equity Information, for further detail.

Due to the seasonal nature of the Company’s garden business, the results of operations for the three month period ended December 29, 2012 is not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2012 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 29, 2012 balance sheet presented herein was derived from the audited statements.

Acquisition

In December 2012, the Company acquired the remaining majority interest in FourStar Microbial Products, LLC (Four Star Microbial) for approximately $4.8 million in cash with possible contingent future performance-based payments. The Company has not yet finalized its allocation of the purchase price to the fair value of the net assets acquired. The operating results of FourStar Microbial had no impact on the consolidated financial statements and the purchase price paid is included in other assets on the condensed consolidated balance sheets. While the acquisition is not expected to have a material impact on the Company’s 2013 financial results, it will enhance its capability to service professional providers of mosquito abatement.

Noncontrolling Interest

Noncontrolling interest in the Company’s condensed consolidated financial statements represents the 20% interest not owned by Central in a consolidated subsidiary. Since the Company controls this subsidiary, its financial statements are fully consolidated with those of the Company, and the noncontrolling owner’s 20% share of the subsidiary’s net assets and results of operations is deducted and reported as noncontrolling interest on the consolidated balance sheets and as net income (loss) attributable to noncontrolling interest in the consolidated statements of operations. See Note 7, Supplemental Equity Information, for additional information.

Derivative Instruments

The Company principally uses a combination of purchase orders and various short and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities. The Company also enters into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of corn, which impacts the cost of raw materials. The Company’s primary objective when entering into these derivative contracts is to achieve greater certainty with regard to the future price of commodities purchased for use in its supply chain. These derivative contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into derivative contracts for speculative purposes and does not use leveraged instruments.

The Company does not perform the assessments required to achieve hedge accounting for commodity derivative positions. Accordingly, the changes in the values of these derivatives are recorded currently in other income (expense) in its condensed consolidated statements of operations. See Note 3, Derivative Instruments, for additional information.

Recent Accounting Pronouncements

Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued an update to ASU no. 2011-05, ASU No. 2011-12, which was issued to defer the effective date for amendments to the reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05. ASU 2011-05 and the amendments in ASU No. 2011-12 are effective for fiscal years and interim periods within those years, beginning after December 15, 2011 and became effective for the Company on September 30, 2012. The Company elected to report other comprehensive income and its components in a separate statement of comprehensive income. While the new guidance changed the presentation of comprehensive income, there were no changes to the components that are recognized in net income or other comprehensive income as determined under previous accounting guidance. The amended guidance did not have a material effect on the Company’s condensed consolidated financial statements.

Goodwill

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The guidance is effective for fiscal years beginning after December 15, 2011, and became effective for the Company on September 30, 2012. This new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Intangible Assets

In July 2012, the FASB issued an ASU No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies the manner in which companies test indefinite-lived intangible assets for impairment. The ASU permits companies to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The guidance became effective for the Company on September 30, 2012. This new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

The Company’s financial instruments include cash and equivalents, short term investments consisting of bank certificates of deposit, accounts receivable and payable, derivative instruments, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 29, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$0	$17,820	$0	$17,820
Derivative assets	0	18	0	18

Total assets	$0	$17,838	$0	$17,838

Liabilities:
Derivative liabilities	$0	$548	$0	$548

Total liabilities	$0	$548	$0	$548

The following table presents our financial assets and liabilities at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 24, 2011:

	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$0	$17,820	$0	$17,820
Derivative assets	0	0	0	0

Total assets	$0	$17,820	$0	$17,820

Liabilities:
Derivative liabilities	$0	$0	$0	$0

Total liabilities	$0	$0	$0	$0

The following table presents our financial assets and liabilities at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 29, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$0	$17,820	$0	$17,820
Derivative assets	0	334	0	334

Total assets	$0	$18,154	$0	$18,154

Liabilities:
Derivative liabilities	$0	$206	$0	$206

Total liabilities	$0	$206	$0	$206

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the period ended December 29, 2012, the Company was not required to measure any significant non-financial assets and liabilities at fair value.

Fair Value of Other Financial Instruments

The estimated fair value of the Company’s $450 million 8.25 % senior subordinated notes due 2018 as of December 29, 2012 was $481.5 million, compared to a carrying value of $450.0 million. The estimated fair value is based on quoted market prices for these notes.

3.	Derivative Instruments

Our operations are exposed to market risks from adverse changes in commodity prices affecting the cost of raw materials. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivatives. The utilization of these financial transactions is governed by policies covering acceptable counterparty exposure, instrument types and other practices. The Company does not enter into derivative contracts for speculative purposes. The Company performs assessments of its counterparty credit risk regularly, including a review of credit ratings and potential nonperformance of the counterparty, and minimizes counterparty concentrations.

Commodity and commodity index futures, swaps and option contracts are used to economically hedge commodity input prices on grains and proteins. These derivative contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. Generally, the Company economically hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months. As of December 29, 2012, the Company had economically hedged certain portions of its anticipated consumption of commodity inputs using derivative instruments with expiration dates through July 2013.

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the condensed consolidated balance sheets, with the exception of normal purchases and normal sales expected to result in physical delivery. The Company’s derivative financial instruments have not been designated as hedging instruments for accounting purposes. The Company recognizes realized and unrealized gains and losses from derivatives used to economically hedge anticipated commodity consumption in other income (expense) on the condensed consolidated statement of operations.

The following table presents the fair value of all derivative instruments outstanding in the condensed consolidated balance sheets (in thousands):

	December 29, 2012		September 29, 2012
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$18	$548	$334	$206

Total derivative instruments	$18	$548	$334	$206

The following table presents the effect of derivative instruments recorded in other income (expense) on the condensed consolidated statements of operations (in thousands):

	Three Months Ended
Derivatives Not Designated as Hedging Instruments	December 29, 2012	December 24, 2011
Commodity contracts	$(805)	$(31)

Total derivative instruments	$(805)	$(31)

The following table presents the gross contract notional volume of outstanding derivative contracts:

Commodity	Metric	December 29, 2012	September 29, 2012
Corn	Bushels	1,449,000	400,000
Soy Meal	Tons	3,500	2,000

4.	Goodwill

The Company accounts for goodwill in accordance with ASC 350, “Intangibles – Goodwill and Other,” and tests goodwill for impairment annually, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This assessment involves the use of significant accounting judgments and estimates as to future operating results and discount rates. Changes in estimates or use of different assumptions could produce significantly different results. An impairment loss is generally recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company uses discounted cash flow analysis to estimate the fair value of our reporting units. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all four reporting units to the Company’s total market capitalization. Based on the Company’s annual analysis of goodwill performed during the fourth quarter of fiscal 2012, it concluded there was no impairment of goodwill during fiscal 2012.

5.	Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
December 29, 2012
Marketing-related intangible assets – amortizable	$12.3	$(7.7)	$0	$4.6
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	71.9	(7.7)	(16.9)	47.3

Customer-related intangible assets – amortizable	42.7	(16.0)	0	26.7

Other acquired intangible assets – amortizable	10.8	(7.0)	0	3.8
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	12.0	(7.0)	(1.2)	3.8

Total other intangible assets	$126.6	$(30.7)	$(18.1)	$77.8

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
December 24, 2011
Marketing-related intangible assets – amortizable	$12.3	$(6.5)	$0	$5.8
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	71.9	(6.5)	(16.9)	48.5

Customer-related intangible assets – amortizable	42.7	(13.6)	0	29.1

Other acquired intangible assets – amortizable	10.8	(4.9)	0	5.9
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	12.0	(4.9)	(1.2)	5.9

Total other intangible assets	$126.6	$(25.0)	$(18.1)	$83.5

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
September 29, 2012
Marketing-related intangible assets – amortizable	$12.3	$(7.5)	$0	$4.8
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	71.9	(7.5)	(16.9)	47.5

Customer-related intangible assets – amortizable	42.7	(15.4)	0	27.3

Other acquired intangible assets – amortizable	10.8	(6.7)	0	4.1
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	12.0	(6.7)	(1.2)	4.1

Total other intangible assets	$126.6	$(29.6)	$(18.1)	$78.9

Other intangible assets acquired include contract-based and technology-based intangible assets.

The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. In fiscal 2012, the Company tested its indefinite-lived intangible assets and no impairment was indicated. Other factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in fiscal 2012 or during the three months ended December 29, 2012, and accordingly, no impairment testing was performed on these assets.

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 1 to 25 years; over weighted average remaining lives of seven years for marketing-related intangibles, 17 years for customer-related intangibles and five years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $1.1 million for the three months ended December 29, 2012 and $1.0 million for the three months ended December 24, 2011, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $5 million per year from fiscal 2013 through fiscal 2017.

6.	Long-Term Debt

Long-term debt consists of the following:

	December 29, 2012	December 24, 2011	September 29, 2012
	(in thousands)
Senior subordinated notes, net of unamortized discount (1), interest at 8.25%, payable semi-annually, principal due March 2018	$449,337	$400,000	$449,312
Revolving credit facility, interest at Alternate Base Rate plus a margin of 0.75% to 1.75%, or LIBOR plus a margin of 1.75% to 2.75%, final maturity June 2016	1,000	60,000	0
Other notes payable	418	674	502

Total	450,755	460,674	449,814
Less current portion	(309)	(328)	(331)

Long-term portion	$450,446	$460,346	$449,483

(1)	Represents unamortized original issue discount of $663 and $688 as of December 29, 2012 and September 29, 2012, respectively.

Senior Credit Facility

On June 8, 2011, the Company amended its $275 million, five-year senior secured revolving credit facility (the “Credit Facility”) included in its Amended and Restated Credit Agreement (the “Credit Agreement”). Under the modified terms, the Credit Facility has a borrowing capacity of $375 million, an increase of $100 million, and an extension of maturity date by approximately one year, to June 2016. The Credit Facility bears lower interest rates and commitment fees and requires less interest coverage. The Company continues to have the option to increase the size of the Credit Facility by an additional $200 million of incremental term loans and/or revolving loans should it exercise its option and one or more lenders are willing to make such increased amounts available to it. There was $1.0 million outstanding as of December 29, 2012 under the Credit Facility. There were no letters of credit outstanding under the Credit Facility as of December 29, 2012. There were other letters of credit of $13.2 million outstanding as of December 29, 2012. As of December 29, 2012, there were $374.0 million of unused commitments under the Credit Facility or, after giving effect to the financial covenants in the Credit Agreement, $219.7 million of available unused commitments.

Interest on the amended Credit Facility is based, at the Company’s option, on a rate equal to the Alternate Base Rate (ABR), which is the greatest of the prime rate, the Federal Funds rate plus  1/2 of 1% or one month LIBOR plus 1%, plus a margin, which fluctuates from 0.75% to 1.75%, or LIBOR plus a margin, which fluctuates from 1.75% to 2.75% and commitment fees that range from 0.30% to 0.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of December 29, 2012, the applicable interest rate on the Credit Facility related to alternate base rate borrowings was 5.0%, and the applicable interest rate related to LIBOR rate borrowings was 3.0%.

The Credit Facility is guaranteed by the Company’s material subsidiaries and is secured by the Company’s assets, excluding real property but including substantially all of the capital stock of the Company’s subsidiaries. The Credit Agreement contains certain financial and other covenants which require the Company to maintain minimum levels of interest coverage and maximum levels of senior debt to EBITDA and that restrict the Company’s ability to repurchase its stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Credit Facility. Under the terms of the Company’s Credit Facility, it may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount initially not to exceed $200 million over the life of the Credit Facility, subject to qualifications and baskets as defined in the Credit Agreement. As of December 29, 2012, the Company’s Total Leverage Ratio, as defined in the Credit Agreement, was 4.1 to 1.0, and the Company’s Senior Secured Leverage Ratio, as defined in the Credit Agreement with a maximum of 2.0 to 1.0, was 0.02 to 1.0. The Company’s minimum Interest Coverage Ratio was reduced to 2.50 times, from 2.75 times as part of the modification of the Credit Facility. As of December 29, 2012, the Company’s Interest Coverage ratio was 2.8 times. Apart from the covenants limiting restricted payments and capital expenditures, the Credit Facility does not restrict the use of retained earnings or net income. The Company was in compliance with all financial covenants as of December 29, 2012.

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

The estimated fair value of our $450 million of 2018 Notes as of December 29, 2012 was approximately $481.5 million. The estimated fair value is based on quoted market prices for these notes.

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

The Company may redeem some or all of the 2018 Notes at any time prior to March 1, 2014 at the principal amount plus a “make whole” premium. The Company may redeem some or all of the 2018 Notes at any time on or after March 1, 2014 for 104.125%, after March 1, 2015 for 102.063% and after March 1, 2016 for 100%, plus accrued and unpaid interest. Additionally, at any time prior to March 1, 2013, the Company may redeem up to 35% of the 2018 Notes with any proceeds it received from certain equity offerings at a redemption price of 108.25% of the principal amount, plus accrued and unpaid interest. The holders of the 2018 Notes have the right to require the Company to repurchase all or a portion of the 2018 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.

The 2018 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of December 29, 2012.

7.	Supplemental Equity Information

The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest for the three months ended December 29, 2012 and December 24, 2011:

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 29, 2012	$122	$347	$16	$382,195	$79,718	$1,539	$463,937	$946	$464,883
Comprehensive loss					(15,269)	(42)	(15,311)	(78)	(15,389)
Stock based compensation				1,030			1,030		1,030
Restricted share activity				(96)			(96)		(96)
Issuance of common stock				412			412		412
Repurchase of common stock	0	0		0	0		0		0
Tax benefit on stock option exercise				74			74		74
Distribution to Noncontrolling interest								(629)	(629)
Other

Balance December 29, 2012	$122	$347	$16	$383,615	$64,449	$1,497	$450,046	$239	$450,285

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 24, 2011	$129	$359	$16	$396,208	$59,045	$1,019	$456,776	$6	$456,782
Comprehensive loss					(13,090)	91	(12,999)	(177)	(13,176)
Stock based compensation				1,326			1,326		1,326
Restricted share activity				(126)			(126)		(126)
Issuance of common stock		1		474			475		475
Repurchase of common stock	(6)	(19)		(20,358)	(500)		(20,883)		(20,883)
Tax benefit on stock option exercise				74			74		74
Other								(1)	(1)

Balance December 24, 2011	$123	$341	$16	$377,598	$45,455	$1,110	$424,643	$(172)	$424,471

8.	Stock-Based Compensation

The Company recognized share-based compensation expense of $1.6 million and $1.9 million for the three month periods ended December 29, 2012 and December 24, 2011, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the three month periods ended December 29, 2012 and December 24, 2011 was $0.6 million and $0.7 million, respectively.

9.	Earnings Per Share

The potential effects of stock awards were excluded from the diluted earnings per share calculation for the three month periods ended December 29, 2012 and December 24, 2011 because their inclusion in a net loss period would be anti-dilutive to the earnings per share calculation.

10.	Segment Information

Management has determined that the Company has two operating segments which are also reportable segments based on the level at which the Chief Operating Decision Maker reviews the results of operations to make decisions regarding performance assessment and resource allocation. These operating segments are Pet segment and Garden segment and are presented in the table below (in thousands).

	Three Months Ended
	December 29, 2012	December 24, 2011
Net sales:
Pet segment	$195,180	$199,282
Garden segment	97,317	102,784

Total net sales	$292,497	$302,066

Income (loss) from operations:
Pet segment	10,173	9,689
Garden segment	(8,536)	(11,085)
Corporate	(14,731)	(9,884)

Total loss from operations	(13,094)	(11,280)

Interest expense—net	(10,250)	(9,519)
Other expense	(981)	(114)
Income tax benefit	(8,978)	(7,646)

Loss including noncontrolling interest	(15,347)	(13,267)
Net loss attributable to noncontrolling interest	(78)	(177)

Net loss attributable to Central Garden & Pet Company	$(15,269)	$(13,090)

Depreciation and amortization:
Pet segment	3,695	3,586
Garden segment	1,656	1,548
Corporate	2,665	2,310

Total depreciation and amortization	$8,016	$7,444

	December 29, 2012	September 29, 2012
Assets:
Pet segment	419,537	411,059
Garden segment	362,770	341,716
Corporate	363,765	396,772

Total assets	$1,146,072	$1,149,547

Goodwill (included in corporate assets above):
Pet segment	$202,514	$202,514
Garden segment	7,709	7,709

Total goodwill	$210,223	$210,223

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

Pennington Seed, Inc. (including Gro Tec, Inc. and All-Glass Aquarium Co., Inc.)

Pets International, Ltd.

T.F.H. Publications, Inc.

Wellmark International (including B2E Corporation and B2E Biotech LLC)

During the fourth quarter of fiscal 2012, the Company merged certain subsidiaries into the Parent. In the first three quarters of fiscal 2012, the following were included as Guarantor Subsidiaries because they were separate legal entities at that time:

Grant Laboratories, Inc.

Interpet USA, LLC

Matthews Redwood & Nursery Supply, Inc.

Fiscal 2013 financial results reflect these entities as part of the Parent. Fiscal 2012 financial results presented herein have been restated to reflect the current Guarantor Subsidiaries.

In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying consolidating condensed financial statements based on the Company’s understanding of the Securities and Exchange Commission’s interpretation and application of Rule 3-10 of the Securities and Exchange Commission’s Regulation S-X.

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended December 29, 2012 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$96,003	$209,045	$(12,551)	$292,497
Cost of products sold and occupancy	74,843	153,246	(12,551)	215,538

Gross profit	21,160	55,799	0	76,959
Selling, general and administrative expenses	28,519	61,534	0	90,053

Loss from operations	(7,359)	(5,735)	0	(13,094)
Interest – net	(10,299)	49	0	(10,250)
Other income (loss )	248	(1,229)	0	(981)

Loss before income taxes	(17,410)	(6,915)	0	(24,325)
Income tax benefit	(6,383)	(2,595)	0	(8,978)

Loss including noncontrolling interest	(11,027)	(4,320)		(15,347)
Loss attributable to noncontrolling interest	(78)	0	0	(78)

Loss attributable to Central Garden & Pet Company before equity in undistributed income of guarantor subsidiaries	(10,949)	(4,320)	0	(15,269)
Equity in undistributed income of guarantor subsidiaries	(4,320)	0	4,320	0

Net loss attributable to Central Garden & Pet Co.	$(15,269)	$(4,320)	$4,320	$(15,269)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended December 24, 2011 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$101,913	$214,424	$(14,271)	$302,066
Cost of products sold and occupancy	78,735	156,864	(14,271)	221,328

Gross profit	23,178	57,560	0	80,738
Selling, general and administrative expenses	29,201	62,817	0	92,018

Loss from operations	(6,023)	(5,257)	0	(11,280)
Interest – net	(9,602)	83	0	(9,519)
Other income (loss )	709	(823)	0	(114)

Loss before income taxes	(14,916)	(5,997)	0	(20,913)
Income tax benefit	(5,444)	(2,202)	0	(7,646)

Loss including noncontrolling interest	(9,472)	(3,795)		(13,267)
Loss attributable to noncontrolling interest	(177)	0	0	(177)

Loss attributable to Central Garden & Pet Company before equity in undistributed income of guarantor subsidiaries	(9,295)	(3,795)	0	(13,090)
Equity in undistributed income of guarantor subsidiaries	(3,795)	0	3,795	0

Net loss attributable to Central Garden & Pet Co.	$(13,090)	$(3,795)	$3,795	$(13,090)

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME Three Months Ended December 29, 2012 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(11,027)	$(4,320)	$0	$(15,347)
Other comprehensive loss:
Foreign currency translation	(42)	0	0	(42)

Total comprehensive loss	(11,069)	(4,320)	0	(15,389)
Comprehensive loss attributable to noncontrolling interests	(78)	0	0	(78)

Comprehensive loss attributable to Central Garden & Pet Company	$(10,991)	$(4,320)	$0	$(15,311)

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME Three Months Ended December 24, 2011 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(9,472)	$(3,795)	$0	$(13,267)
Other comprehensive income:
Foreign currency translation	91	0	0	91

Total comprehensive loss	(9,381)	(3,795)	0	(13,176)
Comprehensive loss attributable to noncontrolling interests	(177)	0	0	(177)

Comprehensive loss attributable to Central Garden & Pet Company	$(9,204)	$(3,795)	$0	$(12,999)

	CONSOLIDATING CONDENSED BALANCE SHEET December 29, 2012 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$7,925	$4,666	$0	$12,591
Short term investments	17,820	0	0	17,820
Accounts receivable, net	44,084	112,486	(5,803)	150,767
Inventories	129,785	267,940	0	397,725
Prepaid expenses and other assets	38,498	28,131	0	66,629

Total current assets	238,112	413,223	(5,803)	645,532
Land, buildings, improvements and equipment, net	82,899	109,587	0	192,486
Goodwill		210,223	0	210,223
Investment in guarantors	666,645	0	(666,645)	0
Deferred income taxes and other assets	54,445	43,386	0	97,831

Total	$1,042,101	$776,419	$(672,448)	$1,146,072

LIABILITIES AND EQUITY
Accounts payable	$65,042	$71,245	$(5,803)	$130,484
Accrued expenses and other current liabilities	47,186	36,703	0	83,889

Total current liabilities	112,228	107,948	(5,803)	214,373
Long-term debt	450,374	72	0	450,446
Other long-term obligations	29,214	1,754	0	30,968
Shareholders’ equity attributable to Central Garden & Pet Co.	450,046	666,645	(666,645)	450,046
Noncontrolling interest	239	0	0	239

Total equity	450,285	666,645	(666,645)	450,285

Total	$1,042,101	$776,419	$(672,448)	$1,146,072

	CONSOLIDATING CONDENSED BALANCE SHEET September 29, 2012 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$44,662	$3,813	$0	$48,475
Short term investments	22,705	0	0	22,705
Accounts receivable, net	48,339	159,328	(5,245)	202,422
Inventories	97,017	233,015	0	330,032
Prepaid expenses and other assets	25,242	22,907	0	48,149

Total current assets	237,965	419,063	(5,245)	651,783
Land, buildings, improvements and equipment, net	81,727	109,436	0	191,163
Goodwill	0	210,223	0	210,223
Investment in guarantors	654,362	0	(654,362)	0
Other assets	54,910	41,468	0	96,378

Total	$1,028,964	$780,190	$(659,607)	$1,149,547

LIABILITIES AND EQUITY
Accounts payable	$49,894	$82,013	$(5,245)	$126,662
Accrued expenses and other liabilities	38,673	41,149	0	79,822

Total current liabilities	88,567	123,162	(5,245)	206,484
Long-term debt	449,387	96	0	449,483
Other long-term obligations	26,127	2,570	0	28,697
Shareholders’ equity attributable to Central Garden & Pet	463,937	654,362	(654,362)	463,937
Noncontrolling interest	946	0	0	946

Total equity	464,883	654,362	(654,362)	464,883

Total	$1,028,964	$780,190	$(659,607)	$1,149,547

	CONSOLIDATING CONDENSED BALANCE SHEET December 24, 2011 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$7,730	$2,559	$0	$10,289
Short term investments	17,820	0	0	17,820
Accounts receivable, net	45,519	98,548	(4,813)	139,254
Inventories	124,538	241,205	0	365,743
Prepaid expenses and other assets	35,823	26,791	0	62,614

Total current assets	231,430	369,103	(4,813)	595,720
Land, buildings, improvements and equipment, net	75,071	105,330	0	180,401
Goodwill	0	210,223	0	210,223
Investment in guarantors	633,623	0	(633,623)	0
Other assets	43,770	58,155	0	101,925

Total	$983,894	$742,811	$(638,436)	$1,088,269

LIABILITIES AND EQUITY
Accounts payable	$45,011	$81,811	$(4,813)	$122,009
Accrued expenses and other liabilities	41,605	25,585	0	67,190

Total current liabilities	86,616	107,396	(4,813)	189,199
Long-term debt	460,226	120	0	460,346
Other long-term obligations	12,581	1,672	0	14,253
Shareholders’ equity attributable to Central Garden & Pet	424,643	633,623	(633,623)	424,643
Noncontrolling interest	(172)	0	0	(172)

Total equity	424,471	633,623	(633,623)	424,471

Total	$983,894	$742,811	$(638,436)	$1,088,269

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Three Months Ended December 29, 2012 ( in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(25,358)	$(7,003)	$4,320	$(28,041)

Additions to property and equipment	(4,142)	(3,883)	0	(8,025)
Proceeds from short term investments	4,885	0	0	4,885
Payment to acquire companies	0	(4,835)	0	(4,835)
Investment in guarantor subsidiaries	(12,283)	16,603	(4,320)	0

Net cash provided (used) by investing activities	(11,540)	7,885	(4,320)	(7,975)

Repayments of long-term debt	(55)	(29)	0	(84)
Borrowings under revolving line of credit	4,000	0	0	4,000
Repayments under revolving line of credit	(3,000)		0	(3,000)
Repurchase of common stock	(327)	0	0	(327)
Proceeds from issuance of common stock	97	0	0	97
Distribution to minority interest	(629)	0	0	(629)
Excess tax benefits from stock-based awards	74	0	0	74

Net cash provided (used) by financing activities	160	(29)	0	131
Effect of exchange rate changes on cash	1	0	0	1

Net increase (decrease) in cash and cash equivalents	(36,737)	853	0	(35,884)
Cash and cash equivalents at beginning of period	44,662	3,813	0	48,475

Cash and cash equivalents at end of period	$7,925	$4,666	$0	$12,591

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Three Months Ended December 24, 2011 ( in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(16,257)	$15,941	$3,795	$3,479

Additions to property and equipment	(4,665)	(4,520)	0	(9,185)
Investment in guarantor subsidiaries	14,003	(10,208)	(3,795)	0

Net cash provided (used) by investing activities	9,338	(14,728)	(3,795)	(9,185)

Repayments of long-term debt	(59)	(32)	0	(91)
Borrowings under revolving line of credit	117,000	0	0	117,000
Repayments under revolving line of credit	(92,000)	0	0	(92,000)
Repurchase of common stock	(21,266)	0	0	(21,266)
Proceeds from issuance of common stock	192	0	0	192
Excess tax benefits from stock-based awards	74	0	0	74

Net cash used by financing activities	3,941	(32)	0	3,909
Effect of exchange rate changes on cash	75	(20)	0	55

Net increase (decrease) in cash and cash equivalents	(2,903)	1,161	0	(1,742)
Cash and cash equivalents at beginning of period	10,633	1,398	0	12,031

Cash and cash equivalents at end of period	$7,730	$2,559	$0	$10,289

12.	Contingencies

The Company may from time to time become involved in certain legal proceedings in the ordinary course of business. Currently, the Company is not a party to any legal proceedings that management believes would have a material effect on the Company’s financial position or results of operations.

The Company has experienced, and may in the future experience, issues with products that may lead to product liability, recalls, withdrawls, replacements of products, or regulatory actions by governmental authorities. Currently, the Company has not experienced any product liability, recalls, withdrawls or replacements of products that management believes would have a material adverse effect on the Company’s financial position or results of operation.

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

In fiscal 2012, our consolidated net sales were $1.7 billion, of which our Pet segment, or Pet, accounted for approximately $931 million and our lawn and Garden segment, or Garden, accounted for approximately $769 million. In fiscal 2012, our income from operations was $74 million, of which the Pet segment accounted for $88 million and the Garden segment accounted for $40 million, before corporate expenses and eliminations of $54 million. Fiscal 2013 will include one less week as compared to fiscal 2012. See Note 10 to our consolidated financial statements for financial information about our two operating segments.

We were incorporated in Delaware in June 1992 as the successor to a California corporation that was formed in 1955. Our executive offices are located at 1340 Treat Boulevard, Suite 600, Walnut Creek, California 94597, and our telephone number is (925) 948-4000. Our website is www.central.com. The information on our website is not incorporated by reference in this annual report.

Recent Developments

Fiscal 2013 First Quarter Financial Performance:

•	Our net sales decreased $9.6 million, or 3.2%, to $292.5 million.

•

Generally, we incur a net loss in the first quarter of our fiscal year due to the seaonality of our garden segment. Our net loss in the first quarter of fiscal 2013 was $15.3 million, or $0.32 per share, compared to $13.1 million, or $0.27 per share, in the first quarter of fiscal 2012.

•	Gross margin decreased 40 basis points to 26.3%.

•	Selling, general & administrative expenses increased as a percentage of net sales to 30.8% from 30.5% in the prior year quarter.

New Chief Executive Officer Announced – John R. Ranelli has been named President and Chief Executive Officer, effective at the Company’s annual shareholder meeting to be held on February 11, 2013. Mr. Ranelli has been a member of the Board of Directors and a member of the Board’s audit committee since 2010. He will remain on Central’s Board. William E. Brown, Central’s Chairman and Chief Executive Officer, will continue as Chairman.

Results of Operations

Three Months Ended December 29, 2012

Compared with Three Months Ended December 24, 2011

Net Sales

Net sales for the three months ended December 29, 2012 decreased $9.6 million, or 3.2%, to $292.5 million from $302.1 million for the three months ended December 24, 2011. Our branded product sales decreased $7.0 million and sales of other manufacturers’ products decreased $2.6 million.

Pet segment net sales decreased $4.1 million, or 2.1%, to $195.2 million for the three months ended December 29, 2012 from $199.3 million for the three months ended December 24, 2011. Pet branded product sales decreased $2.4 million, due primarily to a sales decrease in our dog and cat category, and sales of other manufacturers’ products decreased $1.7 million. These decreases were primarily volume driven.

Garden segment net sales decreased $5.5 million, or 5.4%, to $97.3 million for the three months ended December 29, 2012 from $102.8 million for the three months ended December 24, 2011. Garden branded product sales decreased $4.6 million and sales of other manufacturers’ products decreased $0.9 million. The sales decrease in our garden branded products was due primarily to a $4.4 million decrease in revenues, primarily winter seasonal products, and increased sales returns, of other garden supply products.

Gross Profit

Gross profit for the three months ended December 29, 2012 decreased $3.8 million, or 4.7%, to $77.0 million from $80.7 million for the three months ended December 24, 2011. Gross margin declined from 26.7% for the three months ended December 24, 2011 to 26.3% for the three months ended December 29, 2012. Gross profit and gross margin decreased in both segments.

Gross margin in the pet segment was impacted primarily by the sales decrease and margin decrease in our dog and cat category which was impacted to some extent by Super Storm Sandy. Both gross profit and gross margin decreased in the Garden segment. Seasonal décor products were impacted by both increased sales returns and expenses and by reduced sales of our winter seasonal products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.9 million, or 2.1%, to $90.1 million for the three months ended December 29, 2012 from $92.0 million for the three months ended December 24, 2011. As a percentage of net sales, selling, general and administrative expenses increased to 30.8% for the three months ended December 29, 2012, compared to 30.5% in the comparable prior year quarter. Selling and delivery expense decreased $1.0 million, or 2.1%, to $47.3 million for the three months ended December 29, 2012 from $48.3 million for the three months ended December 24, 2011. The decrease was due primarily to decreased advertising and marketing program expense related to timing, which we expect to incur during the second quarter of fiscal 2013. Warehouse and administrative expense decreased $0.9 million, or 2.1%, to $42.8 million for the quarter ended December 29, 2012 from $43.7 million in the quarter ended December 24, 2011 due primarily to a decrease in payroll related costs within our operating segments, partially offset by increased payroll related and insurance program costs at corporate.

Net Interest Expense

Net interest expense for the three months ended December 29, 2012 increased $0.7 million, or 7.4%, to $10.2 million from $9.5 million for the three months ended December 24, 2011. Interest expense increased due primarily to a higher average interest rate in the quarter ended December 29, 2012. In February 2012, we issued an additional $50 million aggregate principal amount of 8.25% senior subordinated notes due 2018 at a price of 98.501% of the principal amount of the notes and used the proceeds to pay down our revolving credit facility. The notes are part of a series of 8.25% senior subordinated notes due 2018 issued by the Company on March 8, 2010. Our average borrowing rate for the current quarter increased to 8.7% compared to 8.2% for the prior year quarter.

Debt outstanding on December 29, 2012 was $450.8 million compared to $460.7 million as of December 24, 2011.

Other Expense

Other expense increased $0.9 million to $1.0 million for the quarter ended December 29, 2012, from $0.1 million for the quarter ended December 24, 2011. The increase was due primarily to realized and unrealized losses from derivative contracts used to economically hedge anticipated commodity purchases for use in our products.

Income Taxes

Our effective income tax rate was 36.9% for the quarter ended December 29, 2012 and 36.6% for the quarter ended December 24, 2011. The income tax rate increase was due primarily to less available tax credits for use for the quarter ended December 29, 2012. We expect our effective income tax rate for fiscal 2013 to be similar to the fiscal 2012 rate.

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

In fiscal 2010, 2011 and 2012, our business was negatively impacted by low consumer confidence, as well as other macro-economic factors. In fiscal 2012, commodity costs continued to increase. We continue to monitor commodity prices in order to take action to mitigate the impact of increasing raw material costs.

Weather and Seasonality

Our sales of lawn and garden products are influenced by weather and climate conditions in the different markets we serve. Additionally, our garden segment’s business is highly seasonal. In fiscal 2012, approximately 66% of our garden segment’s net sales and 59% of our total net sales occurred during our second and third fiscal quarters. Substantially all of our garden segment’s operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.

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

We service two broad markets: pet supplies and lawn and garden supplies. Our pet supplies businesses involve products that have a year round selling cycle with a slight degree of seasonality. As a result, it is not necessary to maintain large quantities of inventory to meet peak demands. On the other hand, our lawn and garden businesses are highly seasonal with approximately 66% of our garden segment’s net sales occurring during the second and third fiscal quarters. This seasonality requires them to ship large quantities of their product well ahead of the peak consumer buying periods. To encourage retailers and distributors to stock large quantities of inventory, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.

Net cash used in operating activities increased $31.5 million, from $3.5 million of cash provided by operating activities for the three months ended December 24, 2011, to $28.0 million of cash used in operating activities for the three months ended December 29, 2012. The increase in cash used in operating activities was due primarily to increases in our working capital accounts, specifically inventory. Inventory balances increased over the prior year as we built safety stock in anticipation of warehouse consolidations, as well as the launch of new product innovations in our garden business during the upcoming garden season.

Net cash used in investing activities decreased $1.2 million, from $9.2 million for the three months ended December 24, 2011 to $8.0 million during the three months ended December 29, 2012. The decrease in cash used in investing activities was due primarily to decreases in capital expenditures in the current year relating to the conversion of our legacy systems to an enterprise-wide information technology platform. During the three months ended December 29, 2012, we received proceeds from the maturity of short term investments, which were offset by payments made related to the acquisition of FourStar Microbial Products, LLC (Four Star Microbial). In December 2012, the Company acquired the remaining majority interest in FourStar Microbial for approximately $4.8 million in cash with possible contingent future performance-based payments. The Company has not yet finalized its allocation of the purchase price to the fair value of the net assets acquired. The operating results of FourStar Microbial had no impact on the consolidated financial statements and the purchase price paid is included in other assets on the condensed consolidated balance sheets. While the acquisition is not expected to have a material impact on the Company’s 2013 financial results, it will enhance its capability to service professional providers of mosquito abatement.

Net cash provided by financing activities decreased $3.8 million, from $3.9 million of cash provided by financing activities for the three months ended December 24, 2011, to $0.1 million of cash provided by financing activities for the three months ended December 29, 2012. The decrease in cash provided was due to lower net borrowings under our revolving credit facility during the three months ended December 29, 2012 as compared to the three months ended December 24, 2011. The higher net borrowings during the three months ended December 24, 2011 were partially offset by $20.9 million of share repurchases. There were no repurchases made during the quarter ended December 29, 2012.

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

We believe that cash flows from operating activities, funds available under our revolving credit facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $40 million during fiscal 2013, which are related primarily to replacements and upgrades to plant and equipment and investment in our implementation of a scalable enterprise-wide information technology platform. We are investing in this information technology platform to improve existing operations, support future growth and enable us to take advantage of new applications and technologies. We have invested approximately $78.5 million from fiscal 2005 through fiscal 2012 in this initiative and plan to invest up to an additional $11.0 million in fiscal 2013 for planned implementations. Capital expenditures for 2013 and beyond will depend upon the pace of conversion of those remaining legacy systems. This initiative, when complete, will combine our numerous information systems into one enterprise system and create a common business model and common data, which should create greater efficiency and effectiveness.

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

Stock Repurchases

During the three months ended December 29, 2012, we did not repurchase any shares of stock. During the third quarter of fiscal 2011, our Board of Directors authorized a new $100 million share repurchase program, under which approximately $52 million is available for repurchases in fiscal 2013 and thereafter.

Senior Credit Facility

On June 8, 2011, we amended our $275 million, five-year senior secured revolving credit facility (the “Credit Facility”) included in our Amended and Restated Credit Agreement (the “Credit Agreement”). Under the modified terms, the Credit Facility has a borrowing capacity of $375 million, an increase of $100 million, and a maturity date of June 2016. The Credit Facility bears lower interest rates and commitment fees and requires less interest coverage. We continue to have the option to increase the size of the Credit Facility by an additional $200 million of incremental term loans and/or revolving loans should we exercise our option and one or more lenders are willing to make such increased amounts available to us. There was $1.0 million outstanding as of December 29, 2012 under the Credit Facility. There were no letters of credit outstanding under the Credit Facility as of December 29, 2012. There were other letters of credit of $13.2 million outstanding as of December 29, 2012. As of December 29, 2012, there were $374.0 million of unused commitments under the Credit Facility or, after giving effect to the financial covenants in the Credit Agreement, $219.7 million of available unused commitments.

Interest on the amended Credit Facility is based, at our option, on a rate equal to the Alternate Base Rate (ABR), which is the greatest of the prime rate, the Federal Funds rate plus 1/2 of 1% or one month LIBOR plus 1%, plus a margin, which fluctuates from 0.75% to 1.75%, or LIBOR plus a margin, which fluctuates from 1.75% to 2.75% and commitment fees that range from 0.30% to 0.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of December 29, 2012, the applicable interest rate on the Credit Facility related to alternate base rate borrowings was 5.0%, and the applicable interest rate related to LIBOR rate borrowings was 3.0%.

The Credit Facility is guaranteed by our material subsidiaries and is secured by our assets, excluding real property but including substantially all of the capital stock of our subsidiaries. The Credit Agreement contains certain financial and other covenants which require us to maintain minimum levels of interest coverage and maximum levels of senior debt to EBITDA and that restrict our ability to repurchase our stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Credit Facility. Under the terms of our Credit Facility, we may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount initially not to exceed $200 million over the life of the Credit Facility, subject to qualifications and baskets as defined in the Credit Agreement. As of December 29, 2012, our Total Leverage Ratio, as defined in the Credit Agreement, was 4.1 to 1.0, and our Senior Secured Leverage Ratio, as defined in the Credit Agreement with a maximum of 2.0 to 1.0, was 0.02 to 1.0. Our minimum Interest Coverage Ratio was reduced to 2.50 times, from 2.75 times as part of the modification of the Credit Facility. As of Dectember 29, 2012, our Interest Coverage ratio was 2.8 times. Apart from the covenants limiting restricted payments and capital expenditures, the Credit Facility does not restrict the use of retained earnings or net income. We were in compliance with all financial covenants as of December 29, 2012.

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

The estimated fair value of our $450 million of 2018 Notes as of December 29, 2012 was approximately $481.5 million. The estimated fair value is based on quoted market prices for these notes.

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

At December 29, 2012, our total debt outstanding was $450.8 million, as compared with $460.7 million at December 24, 2011.

Off-Balance Sheet Arrangements

There have been no material changes to the information provided in our Annual Report on Form 10-K for the fiscal year ended September 29, 2012 regarding off-balance sheet arrangements.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

New Accounting Pronouncements

Refer to Footnote 1 in the notes to the condensed consolidated financial statements for new accounting pronouncements.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that discussed in our Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of December 29, 2012.

(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2013. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in certain legal proceedings in the ordinary course of business. Currently, we are not a party to any legal proceedings that management believes would have a material effect on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the fiscal year ended September 29, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended December 29, 2012 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
September 30, 2012 – November 3, 2012	9,531	(2)	$12.08	0	$51,595,000
November 4, 2012 – December 1, 2012	5,397	(2)	$11.35	0	$0
December 2, 2012 – December 29, 2012	4,362	(2)	$10.70	0	$0

Total	19,290		$11.57	0	$51,595,000

(1)	During the third quarter of fiscal 2011, our Board of Directors authorized a new $100 million share repurchase program. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility and indenture that restrict our ability to repurchase our stock.
(2)	Shares purchased during the period indicated represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

10.1*	Amendment of Employment Agreement and Non-Competition Agreement between the Company and Brooks M. Pennington III, dated March 30, 2012.

10.2*	Consulting Services Agreement between the Company and Gus Halas, dated January 15, 2013.

10.3*	Employment Agreement between the Company and John Ranelli, dated January 9, 2013.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: February 7, 2013

/s/ WILLIAM E. BROWN
William E. Brown
Chairman and Chief Executive Officer
(Principal Executive Officer)

/S/ LORI A. VARLAS
Lori A. Varlas
Chief Financial Officer
(Principal Financial Officer)