Form 10-Q
period 2013-03-30
CENTRAL GARDEN & PET CO
filed 2013-05-09
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 30, 2013	12,246,751
Class A Common Stock Outstanding as of April 30, 2013	35,279,202
Class B Stock Outstanding as of April 30, 2013	1,652,262

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in the Form 10-K for the fiscal year ended September 29, 2012, including the factors described in the section entitled ‘‘Item 1A – Risk Factors.’’ If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

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

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Unaudited

	March 30, 2013	March 24, 2012	(See Note 1) September 29, 2012

ASSETS
Current assets:
Cash and cash equivalents	$11,284	$10,281	$48,475
Short term investments	17,820	17,820	22,705
Accounts receivable (less allowance for doubtful accounts of $21,201, $15,580 and $18,574)	322,190	309,299	202,422
Inventories	435,883	380,812	330,032
Prepaid expenses and other	59,408	47,727	48,149

Total current assets	846,585	765,939	651,783
Land, buildings, improvements and equipment—net	193,673	182,569	191,163
Goodwill	210,223	210,223	210,223
Other intangible assets—net	76,762	82,100	78,853
Deferred income taxes and other assets	19,338	19,243	17,525

Total	$1,346,581	$1,260,074	$1,149,547

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$165,691	$150,605	$126,662
Accrued expenses	76,915	75,004	79,491
Current portion of long-term debt	271	339	331

Total current liabilities	242,877	225,948	206,484
Long-term debt	593,424	566,603	449,483
Other long-term obligations	34,651	18,576	28,697
Equity:
Common stock, $.01 par value: 12,246,751, 12,252,443, and 12,247,571 shares outstanding at March 30, 2013, March 24, 2012 and September 29, 2012	122	123	122
Class A common stock, $.01 par value: 35,206,896, 34,325,662 and 34,706,902 shares outstanding at March 30, 2013, March 24, 2012 and September 29, 2012	352	343	347
Class B stock, $.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	386,756	379,902	382,195
Accumulated earnings	86,448	67,078	79,718
Accumulated other comprehensive income	932	1,312	1,539

Total Central Garden & Pet Company shareholders’ equity	474,626	448,774	463,937
Noncontrolling interest	1,003	173	946

Total equity	475,629	448,947	464,883

Total	$1,346,581	$1,260,074	$1,149,547

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
Net sales	$498,169	$466,903	$790,666	$768,969
Cost of goods sold and occupancy	344,999	319,207	560,537	540,535

Gross profit	153,170	147,696	230,129	228,434
Selling, general and administrative expenses	106,424	102,474	196,477	194,492

Income from operations	46,746	45,222	33,652	33,942
Interest expense	(10,937)	(10,468)	(21,252)	(20,015)
Interest income	27	28	92	56
Other income (expense)	(48)	(7)	(1,029)	(121)

Income before income taxes and noncontrolling interest	35,788	34,775	11,463	13,862
Income taxes	12,828	12,808	3,850	5,162

Income including noncontrolling interest	22,960	21,967	7,613	8,700
Net income attributable to noncontrolling interest	764	344	686	167

Net income attributable to Central Garden & Pet Company	$22,196	$21,623	$6,927	$8,533

Net income per share attributable to Central Garden & Pet Company:
Basic	$0.46	$0.46	$0.14	$0.18

Diluted	$0.46	$0.45	$0.14	$0.18

Weighted average shares used in the computation of net income per share:
Basic	48,064	47,343	47,968	47,576
Diluted	48,740	48,036	48,766	48,191

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
Net income	$22,960	$21,967	$7,613	$8,700
Other comprehensive income (loss):
Foreign currency translation	(566)	203	(607)	293

Total comprehensive income	22,394	22,170	7,006	8,993
Comprehensive income attributable to noncontrolling interests	764	344	686	167

Comprehensive income attributable to Central Garden & Pet Company	$21,630	$21,826	$6,320	$8,826

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 30, 2013	March 24, 2012
Cash flows from operating activities:
Net income	$7,613	$8,700
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,347	15,052
Stock-based compensation	7,774	3,664
Excess tax benefits from stock-based awards	(289)	(199)
Deferred income taxes	6,152	8,618
Unrealized losses on derivative financial instruments	581	1
Loss on sale of property and equipment	417	2
Change in assets and liabilities:
Accounts receivable	(120,065)	(113,758)
Inventories	(106,081)	(51,060)
Prepaid expenses and other assets	(6,100)	2,706
Accounts payable	38,404	32,653
Accrued expenses	(4,843)	157
Other long-term obligations	(2,074)	18

Net cash used in operating activities	(162,164)	(93,446)

Cash flows from investing activities:
Additions to property and equipment	(16,164)	(16,968)
Payments to acquire companies, net of cash acquired	(4,835)	0
Proceeds from short term investments	4,885	0

Net cash used in investing activities	(16,114)	(16,968)

Cash flows from financing activities:
Repayments of long-term debt	(170)	(177)
Proceeds from issuance of long-term debt, net of discount	0	49,264
Proceeds from issuance of common stock	475	396
Borrowings under revolving line of credit	186,000	254,000
Repayments under revolving line of credit	(42,000)	(172,000)
Repurchase of common stock	(2,454)	(21,689)
Distribution to noncontrolling interest	(629)	0
Payment of financing costs	0	(1,488)
Excess tax benefits from stock-based awards	289	199

Net cash provided by financing activities	141,511	108,505
Effect of exchange rate changes on cash and cash equivalents	(424)	159

Net decrease in cash and cash equivalents	(37,191)	(1,750)
Cash and equivalents at beginning of period	48,475	12,031

Cash and equivalents at end of period	$11,284	$10,281

Supplemental information:
Cash paid for interest	$20,664	$19,632

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended March 30, 2013

(unaudited)

1.	Basis of Presentation

The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of March 30, 2013 and March 24, 2012, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three and six months ended March 30, 2013 and March 24, 2012, and the condensed consolidated statements of cash flows for the six months ended March 30, 2013 and March 24, 2012 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

For the Company’s foreign business in the UK, the local currency is the functional currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the period. Deferred taxes are not provided on translation gains and losses, because the Company expects earnings of its foreign subsidiary to be permanently reinvested. Transaction gains and losses are included in results of operations. See Note 8, Supplemental Equity Information, for further detail.

Due to the seasonal nature of the Company’s garden business, the results of operations for the three and six month periods ended March 30, 2013 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2012 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 29, 2012 balance sheet presented herein was derived from the audited statements.

Acquisition

In December 2012, the Company acquired the remaining majority interest in FourStar Microbial Products, LLC (Four Star Microbial) for approximately $4.8 million in cash with possible contingent future performance-based payments. The Company has not yet finalized its allocation of the purchase price to the fair value of the net assets acquired. The operating results of FourStar Microbial had no impact on the consolidated financial statements and the purchase price paid is included in other assets on the condensed consolidated balance sheets. While the acquisition is not expected to have a material impact on the Company’s 2013 financial results, it will enhance the Company’s capability to service professional providers of mosquito abatement.

Noncontrolling Interest

Noncontrolling interest in the Company’s condensed consolidated financial statements represents the 20% interest not owned by Central in a consolidated subsidiary. Since the Company controls this subsidiary, its financial statements are fully consolidated with those of the Company, and the noncontrolling owner’s 20% share of the subsidiary’s net assets and results of operations is deducted and reported as noncontrolling interest on the consolidated balance sheets and as net income (loss) attributable to noncontrolling interest in the consolidated statements of operations. See Note 8, Supplemental Equity Information, for additional information.

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

For tax purposes, these derivative positions are entered into as a hedge, as defined in Treasury Regulation Secion 1.221-2, in the normal course of business to manage risk of price changes of raw material inventory components and are treated as ordinary income property.

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

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). This guidance requires entities to disclose, either in the notes to the consolidated financial statements or parenthetically on the face of the statement that reports comprehensive income (loss), items reclassified out of Accumulated other comprehensive income (loss) and into net earnings in their entirety and the effect of the reclassification on each affected Statement of Operations line item. In addition, for Accumulated other comprehensive income (loss) reclassification items that are not reclassified in their entirety into net earnings, a cross reference to other required accounting standard disclosures is required. This guidance is effective for the Company on September 29, 2013. The Company believes that the adoption of this guidance will not have a material impact on its condensed consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of March 30, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$0	$17,820	$0	$17,820

Total assets	$0	$17,820	$0	$17,820

Liabilities:
Derivative liabilities	$0	$451	$0	$451

Total liabilities	$0	$451	$0	$451

The following table presents our financial assets and liabilities at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of March 24, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$0	$17,820	$0	$17,820
Derivative assets	0	61	0	61

Total assets	$0	$17,881	$0	$17,881

Liabilities:
Derivative liabilities	$0	$26	$0	$26

Total liabilities	$0	$26	$0	$26

The following table presents our financial assets and liabilities at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 29, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$0	$17,820	$0	$17,820
Derivative assets	0	334	0	334

Total assets	$0	$18,154	$0	$18,154

Liabilities:
Derivative liabilities	$0	$206	$0	$206

Total liabilities	$0	$206	$0	$206

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the period ended March 30, 2013, the Company was not required to measure any significant non-financial assets and liabilities at fair value.

Fair Value of Other Financial Instruments

The estimated fair value of the Company’s $450 million 8.25 % senior subordinated notes due 2018 as of March 30, 2013 was $463.7 million, compared to a carrying value of $449.4 million. The estimated fair value is based on quoted market prices for these notes.

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

Commodity and commodity index futures, swaps and option contracts are used to economically hedge commodity input prices on grains and proteins. These derivative contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. Generally, the Company economically hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months. As of March 30, 2013, the Company had economically hedged certain portions of its anticipated consumption of commodity inputs using derivative instruments with expiration dates through July 2013.

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

The following table presents the fair value of all derivative instruments outstanding in the condensed consolidated balance sheets (in thousands):

	March 30, 2013		March 24, 2012		September 29, 2012
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$0	$451	$61	$26	$334	$206

Total derivative instruments	$0	$451	$61	$26	$334	$206

The following table presents the effect of derivative instruments recorded in other income (expense) on the condensed consolidated statements of operations (in thousands):

	Three months ended		Six months ended
Derivatives Not Designated as Hedging Instruments	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
Commodity contracts	$68	$(10)	$(738)	$(41)

Total derivative instruments	$68	$(10)	$(738)	$(41)

The following table presents the gross contract notional volume of outstanding derivative contracts:

Commodity	Metric	March 30, 2013	March 24, 2012	September 29, 2012
Corn	Bushels	915,000	300,000	400,000
Soy Meal	Tons	0	1,000	2,000

4.	Inventories, net

Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	March 30, 2013	March 24, 2012	September 29, 2012
Raw materials	$130,718	$112,707	$94,387
Work in progress	17,918	17,424	13,587
Finished goods	286,924	243,291	209,888
Supplies	323	7,390	12,170

Total inventories, net	$435,883	$380,812	$330,032

5.	Goodwill

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

6.	Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
March 30, 2013
Marketing-related intangible assets – amortizable	$12.3	$(7.9)	$0	$4.4
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	71.9	(7.9)	(16.9)	47.1

Customer-related intangible assets – amortizable	42.7	(16.6)	0	26.1

Other acquired intangible assets – amortizable	10.8	(7.2)	0	3.6
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	12.0	(7.2)	(1.2)	3.6

Total other intangible assets	$126.6	$(31.7)	$(18.1)	$76.8

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
March 24, 2012
Marketing-related intangible assets – amortizable	$12.3	$(6.9)	$0	$5.4
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	71.9	(6.9)	(16.9)	48.1

Customer-related intangible assets – amortizable	42.7	(14.2)	0	28.5

Other acquired intangible assets – amortizable	10.8	(5.3)	0	5.5
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	12.0	(5.3)	(1.2)	5.5

Total other intangible assets	$126.6	$(26.4)	$(18.1)	$82.1

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
September 29, 2012
Marketing-related intangible assets – amortizable	$12.3	$(7.5)	$0	$4.8
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	71.9	(7.5)	(16.9)	47.5

Customer-related intangible assets – amortizable	42.7	(15.4)	0	27.3

Other acquired intangible assets – amortizable	10.8	(6.7)	0	4.1
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	12.0	(6.7)	(1.2)	4.1

Total other intangible assets	$126.6	$(29.6)	$(18.1)	$78.9

Other intangible assets acquired include contract-based and technology-based intangible assets.

The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. In fiscal 2012, the Company tested its indefinite-lived intangible assets and no impairment was indicated. Other factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in fiscal 2012 or during the six months ended March 30, 2013, and accordingly, no impairment testing was performed on these assets.

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 1 to 25 years; over weighted average remaining lives of seven years for marketing-related intangibles, 17 years for customer-related intangibles and five years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $1.0 million and $1.4 million for the three months ended March 30, 2013 and March 24, 2012, respectively, and $2.1 million and $2.4 million for the six months ended March 30, 2013 and March 24, 2012, respectively, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $5 million per year from fiscal 2013 through fiscal 2017.

7.	Long-Term Debt

Long-term debt consists of the following:

	March 30, 2013	March 24, 2012	September 29, 2012
	(in thousands)
Senior subordinated notes, net of unamortized discount (1), interest at 8.25%, payable semi-annually, principal due March 2018	$449,363	$449,263	$449,312
Revolving credit facility, interest at Alternate Base Rate plus a margin of 0.75% to 1.75%, or LIBOR plus a margin of 1.75% to 2.75%, final maturity June 2016	144,000	117,000	0
Other notes payable	332	679	502

Total	593,695	566,942	449,814
Less current portion	(271)	(339)	(331)

Long-term portion	$593,424	$566,603	$449,483

(1)	Represents unamortized original issue discount of $637, $737 and $688 as of March 30, 2013, March 24, 2012 and September 29, 2012, respectively.

Senior Credit Facility

On June 8, 2011, the Company amended its $275 million, five-year senior secured revolving credit facility (the “Credit Facility”) included in its Amended and Restated Credit Agreement (the “Credit Agreement”). Under the modified terms, the Credit Facility has a borrowing capacity of $375 million, an increase of $100 million, and an extension of maturity date by approximately one year, to June 2016. The Credit Facility bears lower interest rates and commitment fees and requires less interest coverage. The Company continues to have the option to increase the size of the Credit Facility by an additional $200 million of incremental term loans and/or revolving loans should it exercise its option and one or more lenders are willing to make such increased amounts available to it. There was $144.0 million outstanding as of March 30, 2013 under the Credit Facility. There were no letters of credit outstanding under the Credit Facility as of March 30, 2013. There were other letters of credit of $16.9 million outstanding as of March 30, 2013. As of March 30, 2013, there were $231.0 million of unused commitments under the Credit Facility or, after giving effect to the financial covenants in the Credit Agreement, $89.9 million of available unused commitments.

Interest on the amended Credit Facility is based, at the Company’s option, on a rate equal to the Alternate Base Rate (ABR), which is the greatest of the prime rate, the Federal Funds rate plus  1/2 of 1% or one month LIBOR plus 1%, plus a margin, which fluctuates from 0.75% to 1.75%, or LIBOR plus a margin, which fluctuates from 1.75% to 2.75% and commitment fees that range from 0.30% to 0.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of March 30, 2013, the applicable interest rate on the Credit Facility related to alternate base rate borrowings was 5.0%, and the applicable interest rate related to LIBOR rate borrowings was 3.0%.

The Credit Facility is guaranteed by the Company’s material subsidiaries and is secured by the Company’s assets, excluding real property but including substantially all of the capital stock of the Company’s subsidiaries. The Credit Agreement contains certain financial and other covenants which require the Company to maintain minimum levels of interest coverage and maximum levels of senior debt to EBITDA and that restrict the Company’s ability to repurchase its stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Credit Facility. Under the terms of the Company’s Credit Facility, it may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount initially not to exceed $200 million over the life of the Credit Facility, subject to qualifications and baskets as defined in the Credit Agreement. As of March 30, 2013, the Company’s Total Leverage Ratio, as defined in the Credit Agreement, was 5.1 to 1.0, and the Company’s Senior Secured Leverage Ratio, as defined in the Credit Agreement with a maximum of 2.0 to 1.0, was 1.2 to 1.0. The Company’s minimum Interest Coverage Ratio was reduced to 2.50 times, from 2.75 times as part of the modification of the Credit Facility. As of March 30, 2013, the Company’s Interest Coverage ratio was 3.0 times. Apart from the covenants limiting restricted payments and capital expenditures, the Credit Facility does not restrict the use of retained earnings or net income. The Company was in compliance with all financial covenants as of March 30, 2013.

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

The estimated fair value of our $450 million of 2018 Notes as of March 30, 2013 was approximately $463.7 million. The estimated fair value is based on quoted market prices for these notes.

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

The 2018 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of March 30, 2013.

8.	Supplemental Equity Information

The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest for the six months ended March 30, 2013 and March 24, 2012:

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Aditional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 29, 2012	$122	$347	$16	$382,195	$79,718	$1,539	$463,937	$946	$464,883
Comprehensive loss					6,927	(607)	6,320	686	7,006
Stock based compensation				2,441			2,441		2,441
Restricted share activity		5		2,498			2,503		2,503
Issuance of common stock				638			638		638
Repurchase of common stock				(1,305)	(197)		(1,502)		(1,502)
Tax benefit on stock option exercise				289			289		289
Distribution to Noncontrolling interest								(629)	(629)

Balance March 30, 2013	$122	$352	$16	$386,756	$86,448	$932	$474,626	$1,003	$475,629

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Aditional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 24, 2011	$129	$359	$16	$396,208	$59,045	$1,019	$456,776	$6	$456,782
Comprehensive loss					8,533	293	8,826	167	8,993
Stock based compensation				2,656			2,656		2,656
Restricted share activity		1		398			399		399
Issuance of common stock		2		799			801		801
Repurchase of common stock	(6)	(19)		(20,358)	(500)		(20,883)		(20,883)
Tax benefit on stock option exercise				199			199		199

Balance March 24, 2012	$123	$343	$16	$379,902	$67,078	$1,312	$448,774	$(173)	$448,947

9.	Stock-Based Compensation

The Company recognized share-based compensation expense of $7.8 million and $3.7 million for the six month periods ended March 30, 2013 and March 24, 2012, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the six month periods ended March 30, 2013 and March 24, 2012 was $2.9 million and $1.4 million, respectively.

10.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	Three Months Ended March 30, 2013			Six Months Ended March 30, 2013
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$22,196	48,064	$0.46	$6,927	47,968	$0.14
Effect of dilutive securities:
Options to purchase common stock		410	(0.00)		390	(0.00)
Restricted shares		266	(0.00)		408	(0.00)
Diluted EPS:

Net income available to common shareholders	$22,196	48,740	$0.46	$6,927	48,766	$0.14

	Three Months Ended March 24, 2012			Six Months Ended March 24, 2012
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$21,623	47,343	$0.46	$8,533	47,576	$0.18
Effect of dilutive securities:
Options to purchase common stock		463	(0.01)		408	(0.00)
Restricted shares		230	(0.00)		207	(0.00)
Diluted EPS:

Net income available to common shareholders	$21,623	48,036	$0.45	$8,533	48,191	$0.18

Options to purchase 12.0 million shares of common stock at prices ranging from $4.60 to $16.23 per share were outstanding at March 30, 2013 and options to purchase 11.5 million shares of common stock at prices ranging from $4.60 to $17.99 per share were outstanding at March 24, 2012.

For the three month periods ended March 30, 2013 and March 24, 2012, options to purchase 9.1 and 9.2 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

For the six month period ended March 30, 2013 and March 24, 2012, options to purchase 4.6 and 9.7 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

11.	Segment Information

Management has determined that the Company has two operating segments which are also reportable segments based on the level at which the Chief Operating Decision Maker reviews the results of operations to make decisions regarding performance assessment and resource allocation. These operating segments are Pet segment and Garden segment and are presented in the table below (in thousands).

	Three Months Ended		Six Months Ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
Net sales:
Pet segment	$234,750	$222,487	$429,930	$421,769
Garden segment	263,419	244,416	360,736	347,200

Total net sales	$498,169	$466,903	$790,666	$768,969

Income (loss) from operations:
Pet segment	27,465	21,010	37,638	30,699
Garden segment	33,958	36,615	25,422	25,530
Corporate	(14,677)	(12,403)	(29,408)	(22,287)

Total income (loss) from operations	46,746	45,222	33,652	33,942

Interest expense - net	(10,910)	(10,440)	(21,160)	(19,959)
Other expense	(48)	(7)	(1,029)	(121)
Income tax benefit	12,828	12,808	3,850	5,162

Income (Loss) including noncontrolling interest	22,960	21,967	7,613	8,700
Net Income (loss) attributable to noncontrolling interest	764	344	686	167

Net loss attributable to Central Garden & Pet Company	$22,196	$21,623	$6,927	$8,533

Depreciation and amortization:
Pet segment	4,024	3,616	7,719	7,202
Garden segment	1,622	1,590	3,278	3,138
Corporate	2,685	2,402	5,350	4,712

Total depreciation and amortization	$8,331	$7,608	$16,347	$15,052

	March 30, 2013	March 24, 2012	September 29, 2012
Assets:
Pet segment	447,082	422,035	411,059
Garden segment	542,764	496,003	341,716
Corporate	356,735	342,036	396,772

Total assets	$1,346,581	$1,260,074	$1,149,547

Goodwill (included in corporate assets above):
Pet segment	$202,514	$202,514	$202,514
Garden segment	7,709	7,709	7,709

Total goodwill	$210,223	$210,223	$210,223

12.	Consolidating Condensed Financial Information of Guarantor Subsidiaries

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended March 30, 2013 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$158,939	$351,581	$(12,351)	$498,169
Cost of products sold and occupancy	116,559	240,791	(12,351)	344,999

Gross profit	42,380	110,790	0	153,170
Selling, general and administrative expenses	36,927	69,497	0	106,424

Income from operations	5,453	41,293	0	46,746
Interest – net	(10,922)	12	0	(10,910)
Other income (loss )	(3,065)	3,017	0	(48)

Income (loss) before income taxes	(8,534)	44,322	0	35,788
Income taxes (tax benefit)	(2,605)	15,433	0	12,828

Income (loss) including noncontrolling interest	(5,929)	28,889		22,960
Income attributable to noncontrolling interest	764	0	0	764

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(6,693)	28,889	0	22,196
Equity in undistributed income of guarantor subsidiaries	28,889	0	(28,889)	0

Net income attributable to Central Garden & Pet Co.	$22,196	$28,889	$(28,889)	$22,196

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended March 24, 2012 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$152,381	$335,477	$(20,955)	$466,903
Cost of products sold and occupancy	106,241	233,921	(20,955)	319,207

Gross profit	46,140	101,556	0	147,696
Selling, general and administrative expenses	34,402	68,072	0	102,474

Income from operations	11,738	33,484	0	45,222
Interest – net	(10,440)	0	0	(10,440)
Other income (loss )	(1,376)	1,369	0	(7)

Income (loss) before income taxes	(78)	34,853	0	34,775
Income taxes (tax benefit)	(48)	12,856	0	12,808

Income (loss) including noncontrolling interest	(30)	21,997	0	21,967
Income attributable to noncontrolling interest	344	0	0	344

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(374)	21,997	0	21,623
Equity in undistributed income of guarantor subsidiaries	21,997	0	(21,997)	0

Net income attributable to Central Garden & Pet Co.	$21,623	$21,997	$(21,997)	$21,623

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Six Months Ended March 30, 2013 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$254,942	$560,626	$(24,902)	$790,666
Cost of products sold and occupancy	191,402	394,037	(24,902)	560,537

Gross profit	63,540	166,589	0	230,129
Selling, general and administrative expenses	65,446	131,031	0	196,477

Income (loss) from operations	(1,906)	35,558	0	33,652
Interest – net	(21,221)	61	0	(21,160)
Other income (loss )	(2,817)	1,788	0	(1,029)

Income (loss) before income taxes	(25,944)	37,407	0	11,463
Income taxes (tax benefit)	(8,988)	12,838	0	3,850

Income (loss) including noncontrolling interest	(16,956)	24,569		7,613
Income attributable to noncontrolling interest	686	0	0	686

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(17,642)	24,569	0	6,927
Equity in undistributed income of guarantor subsidiaries	24,569	0	(24,569)	0

Net income attributable to Central Garden & Pet Co.	$6,927	$24,569	$(24,569)	$6,927

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Six Months Ended March 24, 2012 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$254,294	$549,901	$(35,226)	$768,969
Cost of products sold and occupancy	184,976	390,785	(35,226)	540,535

Gross profit	69,318	159,116	0	228,434
Selling, general and administrative expenses	63,603	130,889	0	194,492

Income from operations	5,715	28,227	0	33,942
Interest – net	(20,042)	83	0	(19,959)
Other income (expense)	(667)	546	0	(121)

Income (loss) before income taxes	(14,994)	28,856	0	13,862
Income tax (tax benefit)	(5,492)	10,654	0	5,162

Income (loss) including noncontrolling interest	(9,502)	18,202	0	8,700
Income attributable to noncontrolling interest	167	0	0	167

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(9,669)	18,202	0	8,533
Equity in undistributed income of guarantor subsidiaries	18,202	0	(18,202)	0

Net income attributable to Central Garden & Pet Co.	$8,533	$18,202	$(18,202)	$8,533

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME Three Months Ended March 30, 2013 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(5,929)	$28,889	$0	$22,960
Other comprehensive loss:
Foreign currency translation	(566)	0	0	(566)

Total comprehensive income (loss)	(6,495)	28,889	0	22,394
Comprehensive income attributable to noncontrolling interests	764	0	0	764

Comprehensive income (loss) attributable to Central Garden & Pet Company	$(7,259)	$28,889	$0	$21,630

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME Three Months Ended March 24, 2012 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(30)	$21,997	$0	$21,967
Other comprehensive income:
Foreign currency translation	203	0	0	203

Total comprehensive income	173	21,997	0	22,170
Comprehensive income attributable to noncontrolling interests	344	0	0	344

Comprehensive income (loss) attributable to Central Garden & Pet Company	$(171)	$21,997	$0	$21,826

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME Six Months Ended March 30, 2013 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(16,956)	$24,569	$0	$7,613
Other comprehensive loss:
Foreign currency translation	(607)	0	0	(607)

Total comprehensive income (loss)	(17,563)	24,569	0	7,006
Comprehensive income attributable to noncontrolling interests	686	0	0	686

Comprehensive income (loss) attributable to Central Garden & Pet Company	$(18,249)	$24,569	$0	$6,320

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME Six Months Ended March 24, 2012 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(9,502)	$18,202	$0	$8,700
Other comprehensive income:
Foreign currency translation	293	0	0	293

Total comprehensive income (loss)	(9,209)	18,202	0	8,993
Comprehensive income attributable to noncontrolling interests	167	0	0	167

Comprehensive income (loss) attributable to Central Garden & Pet Company	$(9,376)	$18,202	$0	$8,826

	CONSOLIDATING CONDENSED BALANCE SHEET March 30, 2013 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$8,906	$2,378	$—	$11,284
Short term investments	17,820	—	—	17,820
Accounts receivable, net	108,938	224,199	(10,947)	322,190
Inventories	145,781	290,102	—	435,883
Prepaid expenses and other assets	30,013	29,395	—	59,408

Total current assets	311,458	546,074	(10,947)	846,585
Land, buildings, improvements and equipment, net	82,948	110,725	—	193,673
Goodwill	—	210,223	—	210,223
Investment in guarantors	772,514	—	(772,514)	—
Deferred income taxes and other assets	53,747	42,353	—	96,100

Total	$1,220,667	$909,375	$(783,461)	$1,346,581

LIABILITIES AND EQUITY
Accounts payable	$79,227	$97,411	$(10,947)	$165,691
Accrued expenses and other current liabilities	39,520	37,666	—	77,186

Total current liabilities	118,747	135,077	(10,947)	242,877
Long-term debt	593,376	48	—	593,424
Other long-term obligations	32,915	1,736	—	34,651
Shareholders’ equity attributable to Central Garden & Pet Co.	474,626	772,514	(772,514)	474,626
Noncontrolling interest	1,003	—	—	1,003

Total equity	475,629	772,514	(772,514)	475,629

Total	$1,220,667	$909,375	$(783,461)	$1,346,581

	CONSOLIDATING CONDENSED BALANCE SHEET March 24, 2012 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$7,960	$2,321	$0	$10,281
Short term investments	17,820	0	0	17,820
Accounts receivable, net	103,146	217,032	(10,879)	309,299
Inventories	124,095	256,717	0	380,812
Prepaid expenses and other assets	26,325	21,402	0	47,727

Total current assets	279,346	497,472	(10,879)	765,939
Land, buildings, improvements and equipment, net	76,292	106,277	0	182,569
Goodwill	0	210,223	0	210,223
Investment in guarantors	730,048	0	(730,048)	0
Deferred income taxes and other assets	44,589	56,754	0	101,343

Total	$1,130,275	$870,726	$(740,927)	$1,260,074

LIABILITIES AND EQUITY
Accounts payable	$59,656	$101,828	$(10,879)	$150,605
Accrued expenses and other current liabilities	38,366	36,977	0	75,343

Total current liabilities	98,022	138,805	(10,879)	225,948
Long-term debt	566,434	169	0	566,603
Other long-term obligations	16,872	1,704	0	18,576
Shareholders’ equity attributable to Central Garden & Pet Co.	448,774	730,048	(730,048)	448,774
Noncontrolling interest	173	0	0	173

Total equity	448,947	730,048	(730,048)	448,947

Total	$1,130,275	$870,726	$(740,927)	$1,260,074

	CONSOLIDATING CONDENSED BALANCE SHEET September 29, 2012 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$44,662	$3,813	$0	$48,475
Short term investments	22,705	0	0	22,705
Accounts receivable, net	48,339	159,328	(5,245)	202,422
Inventories	97,017	233,015	0	330,032
Prepaid expenses and other assets	25,242	22,907	0	48,149

Total current assets	237,965	419,063	(5,245)	651,783
Land, buildings, improvements and equipment, net	81,727	109,436	0	191,163
Goodwill	0	210,223	0	210,223
Investment in guarantors	654,362	0	(654,362)	0
Other assets	54,910	41,468	0	96,378

Total	$1,028,964	$780,190	$(659,607)	$1,149,547

LIABILITIES AND EQUITY
Accounts payable	$49,894	$82,013	$(5,245)	$126,662
Accrued expenses and other liabilities	38,673	41,149	0	79,822

Total current liabilities	88,567	123,162	(5,245)	206,484
Long-term debt	449,387	96	0	449,483
Other long-term obligations	26,127	2,570	0	28,697
Shareholders’ equity attributable to Central Garden & Pet	463,937	654,362	(654,362)	463,937
Noncontrolling interest	946	0	0	946

Total equity	464,883	654,362	(654,362)	464,883

Total	$1,028,964	$780,190	$(659,607)	$1,149,547

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Six Months Ended March 30, 2013 ( in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used by operating activities	$(56,490)	$(81,105)	$(24,569)	$(162,164)

Additions to property and equipment	(7,000)	(9,164)	—	(16,164)
Proceeds from short term investments	4,885	—	—	4,885
Payment to acquire companies	—	(4,835)	—	(4,835)
Investment in guarantor subsidiaries	(118,152)	93,583	24,569	—

Net cash provided (used) by investing activities	(120,267)	79,584	24,569	(16,114)

Repayments of long-term debt	(111)	(59)	—	(170)
Borrowings under revolving line of credit	186,000	—	—	186,000
Repayments under revolving line of credit	(42,000)	—	—	(42,000)
Repurchase of common stock	(2,454)	—	—	(2,454)
Proceeds from issuance of common stock	475	—	—	475
Distribution to minority interest	(629)	—	—	(629)
Excess tax benefits from stock-based awards	289	—	—	289

Net cash provided (used) by financing activities	141,570	(59)	—	141,511
Effect of exchange rate changes on cash	(569)	145	—	(424)

Net decrease in cash and cash equivalents	(35,756)	(1,435)	—	(37,191)
Cash and cash equivalents at beginning of period	44,662	3,813	—	48,475

Cash and cash equivalents at end of period	$8,906	2,378	—	$11,284

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Six Months Ended March 24, 2012 ( in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used by operating activities	$(20,879)	$(54,364)	$(18,203)	$(93,446)

Additions to property and equipment	(8,158)	(8,810)	0	(16,968)
Investment in guarantor subsidiaries	(82,422)	64,219	18,203	0

Net cash provided (used) by investing activities	(90,580)	55,409	18,203	(16,968)

Repayments of long-term debt	(117)	(60)	0	(177)
Borrowings under revolving line of credit	254,000	0	0	254,000
Repayments under revolving line of credit	(172,000)	0	0	(172,000)
Issuance of long-term debt	49,264	0	0	49,264
Repurchase of common stock	(21,689)	0	0	(21,689)
Payment of financing costs	(1,488)	0	0	(1,488)
Proceeds from issuance of common stock	396	0	0	396
Excess tax benefits from stock-based awards	199	0	0	199

Net cash provided (used by) financing activities	108,565	(60)	0	108,505

Effect of exchange rate changes on cash	221	(62)	0	159

Net increase (decrease) in cash and cash equivalents	(2,673)	923	0	(1,750)
Cash and cash equivalents at beginning of period	10,633	1,398	0	12,031

Cash and cash equivalents at end of period	$7,960	$2,321	$0	$10,281

13.	Contingencies

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

In fiscal 2012, our consolidated net sales were $1.7 billion, of which our Pet segment, or Pet, accounted for approximately $931 million and our lawn and Garden segment, or Garden, accounted for approximately $769 million. In fiscal 2012, our income from operations was $74 million, of which the Pet segment accounted for $88 million and the Garden segment accounted for $40 million, before corporate expenses and eliminations of $54 million. Fiscal 2013 will include one less week as compared to fiscal 2012. See Note 11 to our consolidated financial statements for financial information about our two operating segments.

We were incorporated in Delaware in June 1992 as the successor to a California corporation that was formed in 1955. Our executive offices are located at 1340 Treat Boulevard, Suite 600, Walnut Creek, California 94597, and our telephone number is (925) 948-4000. Our website is www.central.com. The information on our website is not incorporated by reference in this annual report.

Recent Developments

John Ranelli named President and CEO:

Effective February 11, 2013, John R. Ranelli was named President and Chief Executive Officer. Mr. Ranelli has been a member of the Board of Directors since 2010.

Fiscal 2013 Second Quarter Financial Performance:

•	Our net sales increased $31.3 million, or 6.7%, to $498.2 million with both segments contributing to the increase.

•	Gross margin declined 90 basis points to 30.7% due to the margin decline in our garden segment.

•	Selling, general & administrative expenses decreased as a percentage of net sales to 21.4% from 21.9% in the prior year quarter.

•	Operating income increased $1.5 million to $46.7 million due to the increase in our Pet segment.

•	Our effective income tax rate was 35.8% in the second quarter of fiscal 2013, compared to 36.8% in the second quarter of fiscal 2012.

•	Our net income in the second quarter of fiscal 2013 was $22.2 million, or $0.46 per share, compared to $21.6 million, or $0.45 per share, in the second quarter of fiscal 2012.

Fiscal 2013 Third Quarter:

The Company believes it is likely that its fiscal third quarter 2013 results will be lower than the prior year. In fiscal 2012, the Company’s third quarter results included the shipment of orders deferred from the second quarter due to supply chain disruptions and the initial sell-in of flea and tick products to a new channel. These events will not recur in the third quarter of 2013.

Results of Operations

Three Months Ended March 30, 2013

Compared with Three Months Ended March 24, 2012

Net Sales

Net sales for the three months ended March 30, 2013 increased $31.3 million, or 6.7%, to $498.2 million from $466.9 million for the three months ended March 24, 2012. Our branded product sales increased $30.8 million and sales of other manufacturers’ products increased $0.5 million. Net sales increased, in spite of the late spring weather impacting garden product sales, due to the launch of new products and the nonrecurrence of operational disruptions related to our transformation initiative which adversely affected sales in the second quarter of the prior year.

Pet segment net sales increased $12.3 million, or 5.5%, to $234.8 million for the three months ended March 30, 2013 from $222.5 million for the three months ended March 24, 2012. Pet branded product sales increased $13.3 million, due primarily to a $6.6 million increase in our dog and cat category, a $4.6 million increase in professional and a $3.7 million increase in wild bird feed, partially offset by a $1.0 million decrease of sales of other manufacturers’ products. The sales increase in our dog & cat and our professional categories was primarily volume driven while the sales increase of wild bird feed was primarily price driven.

Garden segment net sales increased $19.0 million, or 7.8%, to $263.4 million for the three months ended March 30, 2013 from $244.4 million for the three months ended March 24, 2012. Garden branded product sales increased $17.5 million and sales of other manufacturers’ products increased $1.5 million. The sales increase in our garden branded products was due primarily to a $14.3 million increase in controls and fertilizers and a $7.5 million increase in wild bird feed, partially offset by a $6.9 million decrease in grass seed. The increase in sales in controls and fertilizers, which was primarily volume driven, reflects the launch of new products in controls and fertilizers. The increase in sales in wild bird feed was volume and price driven. Grass seed sales were particularly impacted by the cold spring weather which delayed the start of the garden season.

Gross Profit

Gross profit for the three months ended March 30, 2013 increased $5.5 million, or 3.7%, to $153.2 million from $147.7 million for the three months ended March 24, 2012. Gross margin declined from 31.6% for the three months ended March 24, 2012 to 30.7% for the three months ended March 30, 2013. Gross profit increased in both segments as a result of our sales increases.

Gross margin in the pet segment was relatively consistent with the prior year quarter. Our gross margin in the pet segment benefitted from increased sales in our dog and cat and our professional categories but was adversely affected by increased costs related to facility consolidation transition. Gross margin declined in the garden segment due primarily to product launch expenses in our décor products and controls and fertilizers products. Additionally, the garden segment gross margin was impacted by lower margins in our fertilizer business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.9 million, or 3.9%, to $106.4 million for the three months ended March 30, 2013 from $102.5 million for the three months ended March 24, 2012. As a percentage of net sales, selling, general and administrative expenses decreased to 21.4% for the three months ended March 30, 2013, compared to 21.9% in the comparable prior year quarter. Selling and delivery expense increased $2.1 million, or 3.7%, to $59.6 million for the three months ended March 30, 2013 from $57.5 million for the three months ended March 24, 2012. The increase was due primarily to increased advertising and marketing program expense in our garden segment which was partially related to timing and the launch of new products. Warehouse and administrative expense increased $1.8 million, or 4.0%, to $46.8 million for the quarter ended March 30, 2013 from $45.0 million in the quarter ended March 24, 2012 due primarily to an increase in medical program insurance costs at corporate. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and informational technology functions.

Operating Income

Operating income increased $1.5 million, or 3.4%, to $46.7 million for the three months ended March 30, 2013 from $45.2 million for the three months ended March 24, 2012. Operating income increased due to increased sales and gross profit which was partially offset by increased selling, general and administrative costs. Operating income as a percentage of net sales declined due to the decrease in gross margin, which was partially offset by an improvement in selling, general and administrative expenses as a percentage of sales. Operating income increased in our Pet segment, partially offset by a decrease in our Garden segment and an increase in operating expense in Corporate.

Pet operating income increased $6.5 million, or 30.7% to $27.5 million for the three months ended March 30, 2013 from $21.0 million for the three months ended March 24, 2012. The increase was due primarily to increased sales and decreased selling, general and administrative costs, primarily decreased selling and delivery costs. Garden operating income declined $2.6 million, or 7.3%, to $34.0 million from $36.6 million in fiscal 2011 due primarily to a gross margin decline and increased selling and delivery costs. Corporate operating expense increased $2.3 million, or 18.3%, due primarily to an increase in medical program insurance costs.

Net Interest Expense

Net interest expense for the three months ended March 30, 2013 increased $0.5 million, or 4.5%, to $10.9 million from $10.4 million for the three months ended March 24, 2012. Interest expense increased due primarily to our higher average debt outstanding in the quarter ended March 30, 2013. Debt outstanding on March 30, 2013 was $593.7 million compared to $566.9 million as of March 24, 2012. Our average borrowing rate for the current quarter increased to 7.8% compared to 7.6% for the prior year quarter.

Other Expense

Other expense was the same in both the quarter ended March 30, 2013, and the quarter ended March 24, 2012. Other expense is comprised of income from investments accounted for under the equity method of accounting, foreign currency exchange gains and losses, and realized and unrealized gains and losses from derivative contracts used to economically hedge anticipated commodity purchases for use in our products.

Income Taxes

Our effective income tax rate was 35.8% for the quarter ended March 30, 2013 and 36.8% for the quarter ended March 24, 2012. The income tax rate decrease was due primarily to additional tax credits available in the quarter ended March 30, 2013. We expect our effective income tax rate for fiscal 2013 to be similar to the fiscal 2012 rate.

Six Months Ended March 30, 2013

Compared with Six Months Ended March 24, 2012

Net Sales

Net sales for the six months ended March 30, 2013 increased $21.7 million, or 2.8%, to $790.7 million from $769.0 million for the six months ended March 24, 2012. Our branded product sales increased $23.8 million and sales of other manufacturers’ products declined $2.1 million.

Pet Products’ net sales increased $8.1 million, or 1.9%, to $429.9 million for the six months ended March 30, 2013 from $421.8 million in the comparable fiscal 2012 period. Pet branded product sales increased $10.9 million from the prior year period, due primarily to a $5.9 million increase in our dog and cat category and a $5.1 million increase in professional; both of these increases were primarily volume driven. Sales of other manufacturers’ products decreased approximately $2.8 million compared to the prior year six month period.

Garden Products’ net sales increased $13.6 million, or 3.9%, to $360.8 million for the six months ended March 30, 2013 from $347.2 million in the comparable fiscal 2012 period. Garden branded product sales increased $12.9 million due primarily to a $14.6 million increase in controls and fertilizers and a $7.2 million increase in wild bird feed, partially offset by an $8.2 million decrease in grass seed. Our grass seed sales, and garden products in general, have been impacted by poor early season weather as spring began late in most of the country. Sales of other manufacturers’ products increased approximately $0.7 million compared to the comparable prior year period.

Gross Profit

Gross profit for the six months ended March 30, 2013 increased $1.7 million, or 0.7%, to $230.1 million from $228.4 million for the six months ended March 24, 2012. Gross profit as a percentage of net sales declined from 29.7% for the six months ended March 24, 2012 to 29.1% for the six months ended March 30, 2013.

Gross profit increased in the Pet Segment for the six months ended March 30, 2013 due to increased sales and a gross margin that was consistent with the prior year period. Gross profit declined slightly in the Garden Segment for the six months ended March 30, 2013 as increased sales were offset by a lower gross margin. Gross margin declined in the garden segment due primarily to sales returns and additional product launch and other expenses in décor products and product launch expense and margin decline in our fertilizer business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.0 million, or 1.0%, to $196.5 million for the six months ended March 30, 2013 from $194.5 million for the six months ended March 24, 2012. As a percentage of net sales, selling, general and administrative expenses decreased to 24.9% for the six months ended March 30, 2013, compared to 25.3% in the comparable prior year six month period.

Selling and delivery expense increased $1.1 million, or 1.0%, from $105.8 million for the six months ended March 24, 2012 to $106.9 million for the six months ended March 30, 2013. The increased expense was due primarily to increased advertising expense in our garden segment associated with a new product launch, partially offset by a decrease in advertising expense in our pet segment.

Warehouse and administrative expense increased $0.9 million to $89.6 million for the six months ended March 30, 2013 from $88.7 million in the six months ended March 24, 2012 due primarily to insurance program costs and shared service center start-up expenses at corporate, partially offset by decreased payroll related expenses within our operating segments.

Operating Income

Operating income decreased $0.3 million, or 0.9%, to $33.6 million for the six months ended March 30, 2013 from $33.9 million for the six months ended March 24, 2012. Operating income decreased as increased sales were offset by a lower gross margin and increased selling, general and administrative expenses. Increased operating expense in Corporate was partially offset by increased operating income in our Pet segment.

Pet operating income increased $6.9 million, or 22.6%, due primarily to increased sales and decreased selling, general and administrative costs, primarily decreased selling and delivery costs. Garden operating income declined $0.1 million to $25.4 million from $25.5 million in fiscal 2011 due primarily to a gross margin decline which was partially offset by decreased selling, general and administrative costs. Corporate operating expense increased $7.1 million, or 32.0%, due primarily to an increase in insurance program costs and shared service center start-up expenses at corporate.

Net Interest Expense

Net interest expense for the six months ended March 30, 2013 increased $1.2 million or 6.0%, to $21.2 million from $20.0 million for the six months ended March 24, 2012. The increase in interest expense resulted from both increased average debt outstanding and an increased average borrowing rate. The borrowing rate was impacted by additional fixed rate debt as compared to the prior year six month period. In February 2012, we issued an additional $50 million aggregate principal amount of 8.25% senior subordinated notes due 2018. The notes are part of a series of 8.25% senior subordinated notes due 2018 issued by the Company on March 8, 2010. Debt outstanding on March 30, 2013 was $593.7 million compared to $566.9 million as of March 24, 2012. Our average borrowing rate for the six months ended March 30, 2013 was 8.2% compared to 7.9% for the prior year six month period.

Other Expense

Other expense increased $0.9 million from an expense of $0.1 million for the six months ended March 24, 2012, to a $1.0 million expense for the six months ended March 30, 2013. The increase was due primarily to realized and unrealized gains and losses from derivative contracts used to economically hedge anticipated commodity purchases for use in our products.

Income Taxes

Our effective income tax rate was 33.6% for the six months ended March 30, 2013 and 37.2% for the six months ended March 24, 2012. Our 2013 tax rate benefited primarily from additional tax credits made available in the current year.

Inflation

Our revenues and margins are dependent on various economic factors, including rates of inflation, energy costs, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. Historically, in certain fiscal periods, we have been adversely impacted by rising input costs related to domestic inflation, particularly relating to grain and seed prices, fuel prices and the ingredients used in our garden controls and fertilizers. Rising costs have made it difficult for us to increase prices to our retail customers at a pace sufficient to enable us to maintain margins.

In recent years, our business was negatively impacted by low consumer confidence, as well as other macro-economic factors. In fiscal 2012 and 2013-to-date, commodity costs continued to increase. We continue to monitor commodity prices in order to take action to mitigate the impact of increasing raw material costs.

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

Net cash used in operating activities increased $68.8 million, from $93.4 million of cash used by operating activities for the six months ended March 24, 2012, to $162.2 million of cash used in operating activities for the six months ended March 30, 2013. The increase in cash used in operating activities was due primarily to increases in our working capital accounts, specifically inventory. Inventory balances increased over the prior year as we built safety stock in anticipation of the launch of new product innovations in our garden business during the garden season to ensure we could meet the needs of our customers. Additionally, with the late break in the garden season, we held more inventory at the end of the second quarter than we held in the comparable prior year quarter.

Net cash used in investing activities decreased $0.9 million, from $17.0 million for the six months ended March 24, 2012 to $16.1 million during the six months ended March 30, 2013. The decrease in cash used in investing activities was due primarily to a slight decrease in capital expenditures in the current year relating to the conversion of our legacy systems to an enterprise-wide information technology platform. During the six months ended March 30, 2013, we received proceeds from the maturity of short term investments, which were offset by payments made related to the acquisition of FourStar Microbial Products, LLC (Four Star Microbial). In December 2012, the Company acquired the remaining majority interest in FourStar Microbial for approximately $4.8 million in cash with possible contingent future performance-based payments. The Company has not yet finalized its allocation of the purchase price to the fair value of the net assets acquired. The operating results of FourStar Microbial had no impact on the consolidated financial statements and the purchase price paid is included in other assets on the condensed consolidated balance sheets. While the acquisition is not expected to have a material impact on the Company’s 2013 financial results, it will enhance the Company’s capability to service professional providers of mosquito abatement.

Net cash provided by financing activities increased $33.0 million, from $108.5 million of cash provided by financing activities for the six months ended March 24, 2012, to $141.5 million of cash provided by financing activities for the six months ended March 30, 2013. The increase in cash provided was due to increased net borrowings under our revolving credit facility during the six months ended March 30, 2013, as compared to the six months ended March 24, 2012. The higher net borrowings during the six months ended March 30, 2013 were partially offset by lower share repurchases in the current year period. The aggregate cost of our share repurchases during the six months ended March 30, 2013 was $1.5 million, compared to $20.9 million for the six months ended March 24, 2012.

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

Stock Repurchases

During the three months ended March 30, 2013, we repurchased approximately 0.2 million shares of our Class A common stock for an aggregate cost of $1.5 million. During the third quarter of fiscal 2011, our Board of Directors authorized a new $100 million share repurchase program, under which approximately $50 million is available for repurchases in fiscal 2013 and thereafter.

Senior Credit Facility

On June 8, 2011, we amended our $275 million, five-year senior secured revolving credit facility (the “Credit Facility”) included in our Amended and Restated Credit Agreement (the “Credit Agreement”). Under the modified terms, the Credit Facility has a borrowing capacity of $375 million, an increase of $100 million, and a maturity date of June 2016. The Credit Facility bears lower interest rates and commitment fees and requires less interest coverage. We continue to have the option to increase the size of the Credit Facility by an additional $200 million of incremental term loans and/or revolving loans should we exercise our option and one or more lenders are willing to make such increased amounts available to us. There was $144.0 million outstanding as of March 30, 2013 under the Credit Facility. There were no letters of credit outstanding under the Credit Facility as of March 30, 2013. There were other letters of credit of $16.9 million outstanding as of March 30, 2013. As of March 30, 2013, there were $231.0 million of unused commitments under the Credit Facility or, after giving effect to the financial covenants in the Credit Agreement, $89.9 million of available unused commitments.

Interest on the amended Credit Facility is based, at our option, on a rate equal to the Alternate Base Rate (ABR), which is the greatest of the prime rate, the Federal Funds rate plus 1/2 of 1% or one month LIBOR plus 1%, plus a margin, which fluctuates from 0.75% to 1.75%, or LIBOR plus a margin, which fluctuates from 1.75% to 2.75% and commitment fees that range from 0.30% to 0.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of March 30, 2013, the applicable interest rate on the Credit Facility related to alternate base rate borrowings was 5.0%, and the applicable interest rate related to LIBOR rate borrowings was 3.0%.

The Credit Facility is guaranteed by our material subsidiaries and is secured by our assets, excluding real property but including substantially all of the capital stock of our subsidiaries. The Credit Agreement contains certain financial and other covenants which require us to maintain minimum levels of interest coverage and maximum levels of senior debt to EBITDA and that restrict our ability to repurchase our stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Credit Facility. Under the terms of our Credit Facility, we may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount initially not to exceed $200 million over the life of the Credit Facility, subject to qualifications and baskets as defined in the Credit Agreement. As of March 30, 2013, our Total Leverage Ratio, as defined in the Credit Agreement, was 5.1 to 1.0, and our Senior Secured Leverage Ratio, as defined in the Credit Agreement with a maximum of 2.0 to 1.0, was 1.2 to 1.0. Our minimum Interest Coverage Ratio was reduced to 2.50 times, from 2.75 times as part of the modification of the Credit Facility. As of March 30, 2013, our Interest Coverage ratio was 3.0 times. Apart from the covenants limiting restricted payments and capital expenditures, the Credit Facility does not restrict the use of retained earnings or net income. We were in compliance with all financial covenants as of March 30, 2013.

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

The estimated fair value of our $450 million of 2018 Notes as of March 30, 2013 was approximately $463.7 million. The estimated fair value is based on quoted market prices for these notes.

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

The 2018 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of March 30, 2013.

At March 30, 2013, our total debt outstanding was $593.7 million, as compared with $566.9 million at March 24, 2012.

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

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of March 30, 2013.

(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2013. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended March 30, 2013 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
December 30, 2012 – February 2, 2013	4,376	(2)	$10.29	0	$51,595,000
February 3, 2013 – March 2, 2013	168,699	(2)	$9.06	165,900	$50,093,000
March 3, 2013 – March 30, 2013	17,049	(2)	$8.81	0	$50,093,000

Total	190,124		$9.07	165,900	$50,093,000

(1)	During the third quarter of fiscal 2011, our Board of Directors authorized a new $100 million share repurchase program. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility and indenture that restrict our ability to repurchase our stock.
(2)	Shares purchased during the period indicated represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

10.1*	Consulting Services Agreement made and entered as of March 7, 2013, by and between Central Garden & Pet Company and Frank Palantoni (Incorporated by reference from Exhibit 10.1 to the Company Form 8-K filed March 8, 2013).

10.2*	Consulting Services Agreement between the Company and Gus Halas, dated January 15, 2013 (Incorporated by reference from Exhibit 10.2 to the Company Form 10-Q filed February 7, 2013).

10.3*	Employment Agreement between the Company and John Ranelli, dated January 9, 2013 (Incorporated by reference from Exhibit 10.3 to the Company Form 10-Q filed February 7, 2013).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: May 9, 2013

/s/ JOHN R. RANELLI
John R. Ranelli President and Chief Executive Officer
(Principal Executive Officer)

/s/ LORI A. VARLAS
Lori A. Varlas
Chief Financial Officer
(Principal Financial Officer)