Form 10-Q
period 2013-06-29
CENTRAL GARDEN & PET CO
filed 2013-08-08
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 28, 2013	12,246,751
Class A Common Stock Outstanding as of July 28, 2013	35,311,838
Class B Stock Outstanding as of July 28, 2013	1,652,262

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in the Form 10-K for the fiscal year ended September 29, 2012, including the factors described in the section entitled ‘‘Item 1A – Risk Factors.’’ If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	the success of our transformational change initiatives;

•	disruptions in our business as we implement our transformational change initiatives and the resulting consequences to our business and results of operations;

•	increased costs and expenses associated with our transformational change initiatives;

•	seasonality and fluctuations in our operating results and cash flow;

•	fluctuations in market prices for seeds and grains and other raw materials;

•	our ability to pass through cost increases in a timely manner;

•	declines in consumer spending during economic downturns;

•	inflation, deflation and other adverse macro-economic conditions;

•	supply shortages in small animals and pet birds;

•	adverse weather conditions;

•	fluctuations in energy prices, fuel and related petrochemical costs;

•	access to and cost of additional capital;

•	dependence on a small number of customers for a significant portion of our business;

•	consolidation trends in the retail industry;

•	uncertainty about new product innovations and marketing programs;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	potential goodwill or intangible asset impairment;

•	dependence upon our key executives;

•	implementation of a new enterprise resource planning information technology system;

•	our ability to protect our intellectual property rights;

•	potential environmental liabilities;

•	risk associated with international sourcing;

•	litigation and product liability claims;

•	regulatory issues;

•	the impact of product recalls;

•	potential costs and risks associated with actual or anticipated cyber attacks;

•	the voting power associated with our Class B stock; and

•	potential dilution from issuance of authorized shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Unaudited

			(See Note 1)
	June 29, 2013	June 23, 2012	September 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$20,482	$40,699	$48,475
Short term investments	17,820	17,820	22,705
Accounts receivable (less allowance for doubtful accounts of $23,355, $18,297 and $18,574)	243,650	245,780	202,422
Inventories	413,070	334,796	330,032
Prepaid expenses and other	53,751	46,107	48,149

Total current assets	748,773	685,202	651,783
Land, buildings, improvements and equipment—net	190,921	185,225	191,163
Goodwill	210,223	210,223	210,223
Other intangible assets—net	75,670	80,529	78,853
Deferred income taxes and other assets	19,049	18,539	17,525

Total	$1,244,636	$1,179,718	$1,149,547

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$112,313	$125,111	$126,662
Accrued expenses	93,213	106,818	79,491
Current portion of long-term debt	205	347	331

Total current liabilities	205,731	232,276	206,484
Long-term debt	509,430	449,530	449,483
Other long-term obligations	37,845	23,478	28,697
Equity:
Common stock, $.01 par value: 12,246,751, 12,247,571, and 12,247,571 shares outstanding at June 29, 2013, June 23, 2012 and September 29, 2012	122	122	122
Class A common stock, $.01 par value: 35,240,576, 34,506,329 and 34,706,902 shares outstanding at June 29, 2013, June 23, 2012 and September 29, 2012	352	345	347
Class B stock, $.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	388,443	381,751	382,195
Retained earnings	100,173	89,777	79,718
Accumulated other comprehensive income	840	1,127	1,539

Total Central Garden & Pet Company shareholders’ equity	489,946	473,138	463,937
Noncontrolling interest	1,684	1,296	946

Total equity	491,630	474,434	464,883

Total	$1,244,636	$1,179,718	$1,149,547

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012
Net sales	$494,130	$533,808	$1,284,796	$1,302,777
Cost of goods sold and occupancy	341,664	353,156	902,201	893,691

Gross profit	152,466	180,652	382,595	409,086
Selling, general and administrative expenses	119,574	131,683	316,051	326,175

Income from operations	32,892	48,969	66,544	82,911
Interest expense	(11,347)	(10,723)	(32,599)	(30,738)
Interest income	28	28	120	84
Other income (expense)	353	102	(676)	(19)

Income before income taxes and noncontrolling interest	21,926	38,376	33,389	52,238
Income taxes	7,520	14,554	11,370	19,716

Income including noncontrolling interest	14,406	23,822	22,019	32,522
Net income attributable to noncontrolling interest	681	1,123	1,367	1,290

Net income attributable to Central Garden & Pet Company	$13,725	$22,699	$20,652	$31,232

Net income per share attributable to Central Garden & Pet Company:
Basic	$0.28	$0.48	$0.43	$0.66

Diluted	$0.28	$0.47	$0.42	$0.65

Weighted average shares used in the computation of net income per share:
Basic	48,173	47,661	48,037	47,580
Diluted	48,822	48,388	48,766	48,253

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012
Net income	$14,406	$23,822	$22,019	$32,522
Other comprehensive income (loss):
Foreign currency translation	(92)	(185)	(699)	108

Total comprehensive income	14,314	23,637	21,320	32,630
Comprehensive income attributable to noncontrolling interests	681	1,123	1,367	1,290

Comprehensive income attributable to Central Garden & Pet Company	$13,633	$22,514	$19,953	$31,340

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 29, 2013	June 23, 2012
Cash flows from operating activities:
Net income	$22,019	$32,522
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,158	23,076
Stock-based compensation	12,491	5,342
Excess tax benefits from stock-based awards	(345)	(938)
Deferred income taxes	9,252	12,117
Unrealized losses on derivative financial instruments	412	1
Loss (gain) on sale of property and equipment	412	(102)
Change in assets and liabilities:
Accounts receivable	(41,240)	(50,318)
Inventories	(83,181)	(5,189)
Prepaid expenses and other assets	(149)	6,911
Accounts payable	(15,545)	7,768
Accrued expenses	8,624	31,959
Other long-term obligations	(2,366)	1,005

Net cash (used in) provided by operating activities	(65,458)	64,154

Cash flows from investing activities:
Additions to property and equipment	(19,534)	(26,930)
Payments to acquire companies, net of cash acquired	(4,835)	0
Proceeds from sale of short term investments	4,885	0

Net cash used in investing activities	(19,484)	(26,930)

Cash flows from financing activities:
Repayments of long-term debt	(257)	(266)
Proceeds from issuance of long-term debt, net of discount	0	49,288
Proceeds from issuance of common stock	560	1,291
Borrowings under revolving line of credit	281,000	304,000
Repayments under revolving line of credit	(221,000)	(339,000)
Repurchase of common stock	(2,625)	(23,151)
Distribution to noncontrolling interest	(629)	0
Payment of financing costs	0	(1,715)
Excess tax benefits from stock-based awards	345	938

Net cash (used in) provided by financing activities	57,394	(8,615)
Effect of exchange rate changes on cash and cash equivalents	(445)	59

Net (decrease) increase in cash and cash equivalents	(27,993)	28,668
Cash and equivalents at beginning of period	48,475	12,031

Cash and equivalents at end of period	$20,482	$40,699

Supplemental information:
Cash paid for interest	$22,894	$21,256

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended June 29, 2013

(unaudited)

1.	Basis of Presentation

The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of June 29, 2013 and June 23, 2012, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three and nine months ended June 29, 2013 and June 23, 2012, and the condensed consolidated statements of cash flows for the nine months ended June 29, 2013 and June 23, 2012 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods mentioned above, have been made.

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

Due to the seasonal nature of the Company’s garden business, the results of operations for the three and nine month periods ended June 29, 2013 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2012 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 29, 2012 balance sheet presented herein was derived from the audited statements.

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

For tax purposes, these derivative positions are entered into as a hedge, as defined in Treasury Regulation Section 1.221-2, in the normal course of business to manage risk of price changes of raw material inventory components and are treated as ordinary income property.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of June 29, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$0	$17,820	$0	$17,820

Total assets	$0	$17,820	$0	$17,820

Liabilities:
Derivative liabilities	$0	$197	$0	$197

Total liabilities	$0	$197	$0	$197

The following table presents our financial assets and liabilities at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of June 23, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit	$0	$17,820	$0	$17,820
Derivative assets	0	72	0	72

Total assets	$0	$17,892	$0	$17,892

Liabilities:
Derivative liabilities	$0	$44	$0	$44

Total liabilities	$0	$44	$0	$44

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the period ended June 29, 2013, the Company was not required to measure any significant non-financial assets and liabilities at fair value.

Fair Value of Other Financial Instruments

The estimated fair value of the Company’s $450.0 million 8.25 % senior subordinated notes due 2018 as of June 29, 2013 was $457.3 million, compared to a carrying value of $449.4 million. The estimated fair value is based on quoted market prices for these notes.

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

Commodity and commodity index futures, swaps and option contracts are used to economically hedge commodity input prices on grains and proteins. These derivative contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. Generally, the Company economically hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months. As of June 29, 2013, the Company had economically hedged certain portions of its anticipated consumption of commodity inputs using derivative instruments with expiration dates through July 2013.

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

The following table presents the fair value of all derivative instruments outstanding in the condensed consolidated balance sheets (in thousands):

	June 29, 2013		June 23, 2012		September 29, 2012
Derivatives Not Designated as Hedging Instruments	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Commodity contracts	$0	$197	$72	$44	$334	$206

Total derivative instruments	$0	$197	$72	$44	$334	$206

The following table presents the effect of derivative instruments recorded in other income (expense) on the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012
Commodity contracts	$(185)	$41	$(922)	$1

Total derivative instruments	$(185)	$41	$(922)	$1

The following table presents the gross contract notional volume of outstanding derivative contracts:

Commodity	Metric	June 29, 2013	June 23, 2012	September 29, 2012
Corn	Bushels	366,000	200,000	400,000
Soy Meal	Tons	0	2,000	2,000

4.	Inventories, net

Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	June 29, 2013	June 23, 2012	September 29, 2012
Raw materials	$130,597	$110,775	$94,387
Work in progress	19,848	14,698	13,587
Finished goods	255,112	201,071	209,888
Supplies	7,513	8,252	12,170

Total inventories, net	$413,070	$334,796	$330,032

5.	Goodwill

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

6.	Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Cumulative Impairment	Net Carrying Value
		(in millions)
June 29, 2013
Marketing-related intangible assets – amortizable	$12.3	$(8.1)	$0	$4.2
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	71.9	(8.1)	(16.9)	46.9

Customer-related intangible assets – amortizable	42.7	(17.2)	0	25.5

Other acquired intangible assets – amortizable	10.8	(7.5)	0	3.3
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	12.0	(7.5)	(1.2)	3.3

Total other intangible assets	$126.6	$(32.8)	$(18.1)	$75.7

	Gross	Accumulated Amortization	Cumulative Impairment	Net Carrying Value
		(in millions)
June 23, 2012
Marketing-related intangible assets – amortizable	$12.3	$(7.2)	$0	$5.1
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	71.9	(7.2)	(16.9)	47.8

Customer-related intangible assets – amortizable	42.7	(14.8)	0	27.9

Other acquired intangible assets – amortizable	10.8	(6.0)	0	4.8
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	12.0	(6.0)	(1.2)	4.8

Total other intangible assets	$126.6	$(28.0)	$(18.1)	$80.5

	Gross	Accumulated Amortization	Cumulative Impairment	Net Carrying Value
		(in millions)
September 29, 2012
Marketing-related intangible assets – amortizable	$12.3	$(7.5)	$0	$4.8
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	71.9	(7.5)	(16.9)	47.5

Customer-related intangible assets – amortizable	42.7	(15.4)	0	27.3

Other acquired intangible assets – amortizable	10.8	(6.7)	0	4.1
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	12.0	(6.7)	(1.2)	4.1

Total other intangible assets	$126.6	$(29.6)	$(18.1)	$78.9

Other intangible assets acquired include contract-based and technology-based intangible assets.

The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. In fiscal 2012, the Company tested its indefinite-lived intangible assets and no impairment was indicated. Other factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in fiscal 2012 or during the nine months ended June 29, 2013, and accordingly, no impairment testing was performed on these assets.

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 1 to 25 years; over weighted average remaining lives of seven years for marketing-related intangibles, 17 years for customer-related intangibles and five years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $1.1 million and $1.6 million for the three months ended June 29, 2013 and June 23, 2012, respectively, and $3.1 million and $4.0 million for the nine months ended June 29, 2013 and June 23, 2012, respectively, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $5 million per year from fiscal 2013 through fiscal 2017.

7.	Long-Term Debt

Long-term debt consists of the following:

	June 29, 2013	June 23, 2012	September 29, 2012
	(in thousands)
Senior subordinated notes, net of unamortized discount (1), interest at 8.25%, payable semi-annually, principal due March 2018	$449,390	$449,288	$449,312
Revolving credit facility, interest at Alternate Base Rate plus a margin of 0.75% to 1.75%, or LIBOR plus a margin of 1.75% to 2.75%, final maturity June 2016	60,000	0	0
Other notes payable	245	589	502

Total	509,635	449,877	449,814
Less current portion	(205)	(347)	(331)

Long-term portion	$509,430	$449,530	$449,483

(1)	Represents unamortized original issue discount of $610, $712 and $688 as of June 29, 2013, June 23, 2012 and September 29, 2012, respectively.

Senior Credit Facility

On June 8, 2011, the Company amended its $275 million, five-year senior secured revolving credit facility (the “Credit Facility”) included in its Amended and Restated Credit Agreement (the “Credit Agreement”). Under the modified terms, the Credit Facility has a borrowing capacity of $375 million, an increase of $100 million, and an extension of maturity date by approximately one year, to June 2016. The Credit Facility bears lower interest rates and commitment fees and requires less interest coverage. The Company continues to have the option to increase the size of the Credit Facility by an additional $200 million of incremental term loans and/or revolving loans should it exercise its option and one or more lenders are willing to make such increased amounts available to it. There was $60 million outstanding as of June 29, 2013 under the Credit Facility. There were no letters of credit outstanding under the Credit Facility as of June 29, 2013. There were other letters of credit of $17.5 million outstanding as of June 29, 2013. As of June 29, 2013, there were $315 million of unused commitments under the Credit Facility or, after giving effect to the financial covenants in the Credit Agreement, $147.8 million of available unused commitments.

Interest on the amended Credit Facility is based, at the Company’s option, on a rate equal to the Alternate Base Rate (ABR), which is the greatest of the prime rate, the Federal Funds rate plus  1/2 of 1% or one month LIBOR plus 1%, plus a margin, which fluctuates from 0.75% to 1.75%, or LIBOR plus a margin, which fluctuates from 1.75% to 2.75% and commitment fees that range from 0.30% to 0.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of June 29, 2013, the applicable interest rate on the Credit Facility related to alternate base rate borrowings was 5.0%, and the applicable interest rate related to LIBOR rate borrowings was 3.0%.

The Credit Facility is guaranteed by the Company’s material subsidiaries and is secured by the Company’s assets, excluding real property but including substantially all of the capital stock of the Company’s subsidiaries. The Credit Agreement contains certain financial and other covenants which require the Company to maintain minimum levels of interest coverage and maximum levels of senior debt to EBITDA and that restrict the Company’s ability to repurchase its stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Credit Facility. Under the terms of the Company’s Credit Facility, it may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount initially not to exceed $200 million over the life of the Credit Facility, subject to qualifications and baskets as defined in the Credit Agreement. As of June 29, 2013, the Company’s Total Leverage Ratio, as defined in the Credit Agreement, was 4.9 to 1.0, and the Company’s Senior Secured Leverage Ratio, as defined in the Credit Agreement with a maximum of 2.0 to 1.0, was 0.6 to 1.0. The Company’s minimum Interest Coverage Ratio was reduced to 2.50 times, from 2.75 times as part of the modification of the Credit Facility. As of June 29, 2013, the Company’s Interest Coverage ratio was 2.6 times. Apart from the covenants limiting restricted payments and capital expenditures, the Credit Facility does not restrict the use of retained earnings or net income. The Company was in compliance with all financial covenants as of June 29, 2013.

The Company amended its Credit Facility effective August 1, 2013. Under the terms of this amendment, the Company’s Minimum Interest Coverage Ratio was reduced to 2.25 times, from 2.5 times and a Minimum Asset Coverage Ratio was added at 1.1 times. The covenant modifications are effective through the fiscal quarter ending March 29, 2014.

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

The estimated fair value of our $450 million of 2018 Notes as of June 29, 2013 was approximately $457.3 million. The estimated fair value is based on quoted market prices for these notes.

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

The 2018 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of June 29, 2013.

8.	Supplemental Equity Information

The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest for the nine months ended June 29, 2013 and June 23, 2012:

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 29, 2012	$122	$347	$16	$382,195	$79,718	$1,539	$463,937	$946	$464,883
Comprehensive income					20,652	(699)	19,953	1,367	21,320
Stock based compensation				3,489			3,489		3,489
Restricted share activity		4		2,478			2,482		2,482
Issuance of common stock		1		1,240			1,241		1,241
Repurchase of common stock				(1,304)	(197)		(1,501)		(1,501)
Tax benefit on stock option exercise				345			345		345
Distribution to Noncontrolling interest								(629)	(629)

Balance June 29, 2013	$122	$352	$16	$388,443	$100,173	$840	$489,946	$1,684	$491,630

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 24, 2011	$129	$359	$16	$396,208	$59,045	$1,019	$456,776	$6	$456,782
Comprehensive income	0	0	0	0	31,232	108	31,340	1,290	32,630
Stock based compensation	0	0	0	3,782	0	0	3,782	0	3,782
Restricted share activity	0	1	0	379	0	0	380	0	380
Issuance of common stock	0	4	0	802	0	0	806	0	806
Repurchase of common stock	(7)	(19)	0	(20,358)	(500)	0	(20,884)	0	(20,884)
Tax benefit on stock option exercise	0	0	0	938	0	0	938	0	938

Balance June 23, 2012	$122	$345	$16	$381,751	$89,777	$1,127	$473,138	$1,296	$474,434

9.	Stock-Based Compensation

The Company recognized share-based compensation expense of $12.5 million and $5.3 million for the nine month periods ended June 29, 2013 and June 23, 2012, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the nine month periods ended June 29, 2013 and June 23, 2012 was $4.8 million and $2.0 million, respectively.

10.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	Three Months Ended June 29, 2013			Nine Months Ended June 29, 2013
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$13,725	48,173	$0.28	$20,652	48,037	$0.43
Effect of dilutive securities:
Options to purchase common stock		141	0		284	0
Restricted shares		508	0		445	(0.01)
Diluted EPS:

Net income available to common shareholders	$13,725	48,822	$0.28	$20,652	48,766	$0.42

	Three Months Ended June 23, 2012			Nine Months Ended June 23, 2012
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$22,699	47,661	$0.48	$31,232	47,580	$0.66
Effect of dilutive securities:
Options to purchase common stock		476	(0.01)		455	(0.01)
Restricted shares		251	0		218	0
Diluted EPS:

Net income available to common shareholders	$22,699	48,388	$0.47	$31,232	48,253	$0.65

Options to purchase 11.6 million shares of common stock at prices ranging from $4.60 to $16.23 per share were outstanding at June 29, 2013, and options to purchase 12.8 million shares of common stock at prices ranging from $4.60 to $17.99 per share were outstanding at June 23, 2012.

For the three month periods ended June 29, 2013 and June 23, 2012, options to purchase 10.7 and 10.8 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common stock and, therefore, the effect would be anti-dilutive.

For the nine month period ended June 29, 2013 and June 23, 2012, options to purchase 7.5 and 9.9 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common stock and, therefore, the effect would be anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 23, 2012	June 29, 2013	June 23, 2012
Net sales:
Pet segment	$237,851	$271,345	$667,781	$693,114
Garden segment	256,279	262,463	617,015	609,663

Total net sales	$494,130	$533,808	$1,284,796	$1,302,777

Income (loss) from operations:
Pet segment	$33,144	$40,454	$70,782	$71,153
Garden segment	13,668	22,581	39,090	48,111
Corporate	(13,920)	(14,066)	(43,328)	(36,353)

Total income from operations	32,892	48,969	66,544	82,911

Interest expense - net	(11,319)	(10,695)	(32,479)	(30,654)
Other income (expense)	353	102	(676)	(19)
Income taxes	7,520	14,554	11,370	19,716

Income including noncontrolling interest	14,406	23,822	22,019	32,522
Net income attributable to noncontrolling interest	681	1,123	1,367	1,290

Net income attributable to Central Garden & Pet Company	$13,725	$22,699	$20,652	$31,232

Depreciation and amortization:
Pet segment	$3,489	$3,702	$11,208	$10,904
Garden segment	1,624	1,920	4,902	5,058
Corporate	2,698	2,402	8,048	7,114

Total depreciation and amortization	$7,811	$8,024	$24,158	$23,076

	June 29, 2013	June 23, 2012	September 29, 2012
Assets:
Pet segment	$443,854	$432,342	$411,059
Garden segment	447,756	384,502	341,716
Corporate	353,026	362,874	396,772

Total assets	$1,244,636	$1,179,718	$1,149,547

Goodwill (included in corporate assets above):
Pet segment	$202,514	$202,514	$202,514
Garden segment	7,709	7,709	7,709

Total goodwill	$210,223	$210,223	$210,223

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

In lieu of providing separate financial statements for the Guarantor Subsidiaries, the Company has included the accompanying consolidating condensed financial statements based on the Company’s understanding of the Securities and Exchange Commission’s interpretation and application of Rule 3-10 of the Securities and Exchange Commission’s Regulation S-X.

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended June 29, 2013 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$145,836	$361,067	$(12,773)	$494,130
Cost of products sold and occupancy	107,459	246,978	(12,773)	341,664

Gross profit	38,377	114,089	0	152,466
Selling, general and administrative expenses	42,959	76,615	0	119,574

Income from operations	(4,582)	37,474	0	32,892
Interest – net	(11,220)	(99)	0	(11,319)
Other income (loss )	(2,722)	3,075	0	353

Income (loss) before income taxes	(18,524)	40,450	0	21,926
Income taxes (tax benefit)	(7,007)	14,527	0	7,520

Income (loss) including noncontrolling interest	(11,517)	25,923		14,406
Income attributable to noncontrolling interest	681	0	0	681

Income (loss) attributable to Central Garden & Pet Company before equity in undistributed income of guarantor subsidiaries	(12,198)	25,923	0	13,725
Equity in undistributed income of guarantor subsidiaries	25,923	0	(25,923)	0

Net income attributable to Central Garden & Pet Company	$13,725	$25,923	$(25,923)	$13,725

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended June 23, 2012 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$162,029	$394,197	$(22,418)	$533,808
Cost of products sold and occupancy	110,363	265,211	(22,418)	353,156

Gross profit	51,666	128,986	0	180,652
Selling, general and administrative expenses	42,832	88,851	0	131,683

Income from operations	8,834	40,135	0	48,969
Interest – net	(10,727)	32	0	(10,695)
Other income (loss )	(4,500)	4,602	0	102

Income (loss) before income taxes	(6,393)	44,769	0	38,376
Income taxes (tax benefit)	(2,485)	17,039	0	14,554

Income (loss) including noncontrolling interest	(3,908)	27,730	0	23,822
Income attributable to noncontrolling interest	1,123	0	0	1,123

Income (loss) attributable to Central Garden & Pet Company before equity in undistributed income of guarantor subsidiaries	(5,031)	27,730	0	22,699
Equity in undistributed income of guarantor subsidiaries	27,730	0	(27,730)	0

Net income attributable to Central Garden & Pet Company	$22,699	$27,730	$(27,730)	$22,699

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Nine Months Ended June 29, 2013 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$400,778	$921,693	$(37,675)	$1,284,796
Cost of products sold and occupancy	298,861	641,015	(37,675)	902,201

Gross profit	101,917	280,678	0	382,595
Selling, general and administrative expenses	108,405	207,646	0	316,051

Income from operations	(6,488)	73,032	0	66,544
Interest – net	(32,441)	(38)	0	(32,479)
Other income (loss )	(5,539)	4,863	0	(676)

Income (loss) before income taxes	(44,468)	77,857	0	33,389
Income taxes (tax benefit)	(15,995)	27,365	0	11,370

Income (loss) including noncontrolling interest	(28,473)	50,492		22,019
Income attributable to noncontrolling interest	1,367	0	0	1,367

Income (loss) attributable to Central Garden & Pet Company before equity in undistributed income of guarantor subsidiaries	(29,840)	50,492	0	20,652
Equity in undistributed income of guarantor subsidiaries	50,492	0	(50,492)	0

Net income attributable to Central Garden & Pet Company	$20,652	$50,492	$(50,492)	$20,652

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Nine Months Ended June 23, 2012 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$416,323	$944,098	$(57,644)	$1,302,777
Cost of products sold and occupancy	295,339	655,996	(57,644)	893,691

Gross profit	120,984	288,102	0	409,086
Selling, general and administrative expenses	106,435	219,740	0	326,175

Income from operations	14,549	68,362	0	82,911
Interest – net	(30,769)	115	0	(30,654)
Other income (expense)	(5,167)	5,148	0	(19)

Income (loss) before income taxes	(21,387)	73,625	0	52,238
Income tax (tax benefit)	(7,977)	27,693	0	19,716

Income (loss) including noncontrolling interest	(13,410)	45,932	0	32,522
Income attributable to noncontrolling interest	1,290	0	0	1,290

Income (loss) attributable to Central Garden & Pet Company before equity in undistributed income of guarantor subsidiaries	(14,700)	45,932	0	31,232
Equity in undistributed income of guarantor subsidiaries	45,932	0	(45,932)	0

Net income attributable to Central Garden & Pet Company	$31,232	$45,932	$(45,932)	$31,232

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME Three Months Ended June 29, 2013 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(11,517)	$25,923	$0	$14,406
Other comprehensive loss:
Foreign currency translation	(92)	0	0	(92)

Total comprehensive income (loss)	(11,609)	25,923	0	14,314
Comprehensive income attributable to noncontrolling interests	681	0	0	681

Comprehensive income (loss) attributable to Central Garden & Pet Company	$(12,290)	$25,923	$0	$13,633

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME Three Months Ended June 23, 2012 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(3,908)	$27,730	$0	$23,822
Other comprehensive loss:
Foreign currency translation	(185)	0	0	(185)

Total comprehensive income (loss)	(4,093)	27,730	0	23,637
Comprehensive income attributable to noncontrolling interests	1,123	0	0	1,123

Comprehensive income (loss) attributable to Central Garden & Pet Company	$(5,216)	$27,730	$0	$22,514

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME Nine Months Ended June 29, 2013 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(28,473)	$50,492	$0	$22,019
Other comprehensive loss:
Foreign currency translation	(699)	0	0	(699)

Total comprehensive income (loss)	(29,172)	50,492	0	21,320
Comprehensive income attributable to noncontrolling interests	1,367	0	0	1,367

Comprehensive income (loss) attributable to Central Garden & Pet Company	$(30,539)	$50,492	$0	$19,953

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME Nine Months Ended June 23, 2012 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(13,410)	$45,932	$0	$32,522
Other comprehensive income:
Foreign currency translation	108	0	0	108

Total comprehensive income (loss)	(13,302)	45,932	0	32,630
Comprehensive income attributable to noncontrolling interests	1,290	0	0	1,290

Comprehensive income (loss) attributable to Central Garden & Pet Company	$(14,592)	$45,932	$0	$31,340

	CONSOLIDATING CONDENSED BALANCE SHEET June 29, 2013 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$18,109	$2,373	$0	$20,482
Short term investments	17,820	0	0	17,820
Accounts receivable, net	69,602	178,236	(4,188)	243,650
Inventories	135,301	277,769	0	413,070
Prepaid expenses and other assets	24,040	29,711	0	53,751

Total current assets	264,872	488,089	(4,188)	748,773
Land, buildings, improvements and equipment, net	82,107	108,814	0	190,921
Goodwill	0	210,223	0	210,223
Investment in guarantors	733,748	0	(733,748)	0
Deferred income taxes and other assets	53,049	41,670	0	94,719

Total	$1,133,776	$848,796	$(737,936)	$1,244,636

LIABILITIES AND EQUITY
Accounts payable	$46,305	$70,196	$(4,188)	$112,313
Accrued expenses and other current liabilities	50,276	43,142	0	93,418

Total current liabilities	96,581	113,338	(4,188)	205,731
Long-term debt	509,397	33	0	509,430
Other long-term obligations	36,168	1,677	0	37,845
Shareholders’ equity attributable to Central Garden & Pet Company	489,946	733,748	(733,748)	489,946
Noncontrolling interest	1,684	0	0	1,684

Total equity	491,630	733,748	(733,748)	491,630

Total	$1,133,776	$848,796	$(737,936)	$1,244,636

	CONSOLIDATING CONDENSED BALANCE SHEET June 23, 2012 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$37,280	$3,419	$0	$40,699
Short term investments	17,820	0	0	17,820
Accounts receivable, net	84,305	170,748	(9,273)	245,780
Inventories	105,336	229,460	0	334,796
Prepaid expenses and other assets	19,395	26,712	0	46,107

Total current assets	264,136	430,339	(9,273)	685,202
Land, buildings, improvements and equipment, net	78,025	107,200	0	185,225
Goodwill	0	210,223	0	210,223
Investment in guarantors	672,339	0	(672,339)	0
Deferred income taxes and other assets	43,602	55,466	0	99,068

Total	$1,058,102	$803,228	$(681,612)	$1,179,718

LIABILITIES AND EQUITY
Accounts payable	$53,994	$80,390	$(9,273)	$125,111
Accrued expenses and other current liabilities	59,182	47,983	0	107,165

Total current liabilities	113,176	128,373	(9,273)	232,276
Long-term debt	449,406	124	0	449,530
Other long-term obligations	21,086	2,392	0	23,478
Shareholders’ equity attributable to Central Garden & Pet Company	473,138	672,339	(672,339)	473,138
Noncontrolling interest	1,296	0	0	1,296

Total equity	474,434	672,339	(672,339)	474,434

Total	$1,058,102	$803,228	$(681,612)	$1,179,718

	CONSOLIDATING CONDENSED BALANCE SHEET September 29, 2012 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$44,662	$3,813	$0	$48,475
Short term investments	22,705	0	0	22,705
Accounts receivable, net	48,339	159,328	(5,245)	202,422
Inventories	97,017	233,015	0	330,032
Prepaid expenses and other assets	25,242	22,907	0	48,149

Total current assets	237,965	419,063	(5,245)	651,783
Land, buildings, improvements and equipment, net	81,727	109,436	0	191,163
Goodwill	0	210,223	0	210,223
Investment in guarantors	654,362	0	(654,362)	0
Other assets	54,910	41,468	0	96,378

Total	$1,028,964	$780,190	$(659,607)	$1,149,547

LIABILITIES AND EQUITY
Accounts payable	$49,894	$82,013	$(5,245)	$126,662
Accrued expenses and other liabilities	38,673	41,149	0	79,822

Total current liabilities	88,567	123,162	(5,245)	206,484
Long-term debt	449,387	96	0	449,483
Other long-term obligations	26,127	2,570	0	28,697
Shareholders’ equity attributable to Central Garden & Pet Company	463,937	654,362	(654,362)	463,937
Noncontrolling interest	946	0	0	946

Total equity	464,883	654,362	(654,362)	464,883

Total	$1,028,964	$780,190	$(659,607)	$1,149,547

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Nine Months Ended June 29, 2013 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$11	$(14,977)	$(50,492)	$(65,458)

Additions to property and equipment	(8,965)	(10,569)	0	(19,534)
Proceeds from short term investments	4,885	0	0	4,885
Payment to acquire companies	0	(4,835)	0	(4,835)
Investment in guarantor subsidiaries	(79,386)	28,894	50,492	0

Net cash provided (used) by investing activities	(83,466)	13,490	50,492	(19,484)

Repayments of long-term debt	(161)	(96)	0	(257)
Borrowings under revolving line of credit	281,000	0	0	281,000
Repayments under revolving line of credit	(221,000)	0	0	(221,000)
Repurchase of common stock	(2,625)	0	0	(2,625)
Proceeds from issuance of common stock	560	0	0	560
Distribution to minority interest	(629)	0	0	(629)
Excess tax benefits from stock-based awards	345	0	0	345

Net cash provided (used) by financing activities	57,490	(96)	0	57,394
Effect of exchange rate changes on cash	(588)	143	0	(445)

Net decrease in cash and cash equivalents	(26,553)	(1,440)	0	(27,993)
Cash and cash equivalents at beginning of period	44,662	3,813	0	48,475

Cash and cash equivalents at end of period	$18,109	$2,373	$0	$20,482

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Nine Months Ended June 23, 2012 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$73,213	$36,873	$(45,932)	$64,154

Additions to property and equipment	(13,408)	(13,522)	0	(26,930)
Investment in guarantor subsidiaries	(24,713)	(21,219)	45,932	0

Net cash used by investing activities	(38,121)	(34,741)	45,932	(26,930)

Proceeds from issuance of long-term debt	49,288	0	0	49,288
Repayments of long-term debt	(175)	(91)	0	(266)
Borrowings under revolving line of credit	304,000	0	0	304,000
Repayments under revolving line of credit	(339,000)	0	0	(339,000)
Repurchase of common stock	(23,151)	0	0	(23,151)
Proceeds from issuance of common stock	1,291	0	0	1,291
Deferred financing costs	(1,715)	0	0	(1,715)
Excess tax benefits from stock-based awards	938	0	0	938

Net cash used by financing activities	(8,524)	(91)	0	(8,615)
Effect of exchange rate changes on cash	79	(20)	0	59

Net increase in cash and cash equivalents	26,647	2,021	0	28,668
Cash and cash equivalents at beginning of period	10,633	1,398	0	12,031

Cash and cash equivalents at end of period	$37,280	$3,419	$0	$40,699

13.	Contingencies

The Company may from time to time become involved in certain legal proceedings in the ordinary course of business. Currently, the Company is not a party to any legal proceedings that management believes would have a material effect on the Company’s financial position or results of operations.

The Company has experienced, and may in the future experience, issues with products that may lead to product liability, recalls, withdrawls, replacements of products, or regulatory actions by governmental authorities. Currently, the Company does not expect any product liability, recalls, withdrawls or replacements of products that management believes would have a material effect on the Company’s financial position or results of operations.

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

Recent Developments

Fiscal 2013 Third Quarter Financial Performance:

•	Our net sales declined $39.7 million, or 7.4%, to $494.1 million with the decrease primarily in our pet segment.

•	Gross margin declined 290 basis points to 30.9%; both operating segments contributed to the decline.

•	Selling, general & administrative expenses decreased as a percentage of net sales to 24.2% from 24.7% in the prior year quarter.

•	Operating income declined $16.1 million to $32.9 million due to a decrease in operating income in both the garden and pet segments.

•	Our effective income tax rate was 34.3% in the third quarter of fiscal 2013, compared to 37.9% in the third quarter of fiscal 2012.

•	Our net income in the third quarter of fiscal 2013 was $13.7 million, or $0.28 per share, compared to $22.7 million, or $0.47 per share, in the third quarter of fiscal 2012.

Credit Facility Amendment: We amended our Credit Facility effective August 1, 2013. Under the terms of this amendment, our Minimum Interest Coverage Ratio was reduced to 2.25 times, from 2.5 times and a Minimum Asset Coverage Ratio was added at 1.1 times. This amendment will be effective through the fiscal quarter ending March 29, 2014.

Results of Operations

Three Months Ended June 29, 2013

Compared with Three Months Ended June 23, 2012

Net Sales

Net sales for the three months ended June 29, 2013 decreased $39.7 million, or 7.4%, to $494.1 million from $533.8 million for the three months ended June 23, 2012. Our branded product sales decreased $40.2 million and sales of other manufacturers’ products increased $0.5 million. The decline in net sales was due primarily to two factors which benefitted the third quarter of fiscal 2012 but did not recur in the current quarter: the initial sell-in of pet products to a new channel and the shipment of orders which had been delayed from the second quarter of fiscal 2012.

Pet segment net sales decreased $33.5 million, or 12.3%, to $237.8 million for the three months ended June 29, 2013 from $271.3 million for the three months ended June 23, 2012. Pet branded product sales decreased $34.4 million, due primarily to a $23.2 million decrease in our animal health category which was heavily impacted by decreased sales volume of our flea and tick products. Flea and tick product sales in the prior year included the initial sell-in to a new channel.

Garden segment net sales decreased $6.2 million, or 2.4%, to $256.3 million for the three months ended June 29, 2013 from $262.5 million for the three months ended June 23, 2012. Garden branded product sales decreased $5.8 million and sales of other manufacturers’ products decreased $0.4 million. The sales decrease in our garden branded products was due primarily to a $13.0 million decrease in controls and fertilizers, partially offset by a $6.6 million increase in grass seed. In the prior year quarter, controls and fertilizers benefited from the shipment of delayed orders in the second quarter of fiscal 2012. Additionally, the increase in controls and fertilizer sales we reported in the second quarter of fiscal 2013, reflecting the launch of new products, did not carry through to this quarter as consumer sell-through of these products was lower than expected.

Gross Profit

Gross profit for the three months ended June 29, 2013 decreased $28.2 million, or 15.6%, to $152.5 million from $180.7 million for the three months ended June 23, 2012. Gross margin declined from 33.8% for the three months ended June 23, 2012 to 30.9% for the three months ended June 29, 2013. Gross profit decreased in both segments primarily as a result of the decreased sales.

The gross profit and gross margin decline in the pet segment was primarily impacted by decreased sales volume of our flea and tick products which generally have higher margins. Flea and tick product sales in the prior year included the initial sell-in to a new channel. Higher ingredient costs in our flea and tick products also impacted gross margin during the period. The gross profit decline in the garden segment was primarily due to the sales decrease in controls and fertilizers, which was also impacted by new product support expenses, and a gross margin decline in décor products, resulting from lower sales volumes and returns. Additionally, the garden segment gross margin was impacted by lower margins in our fertilizer business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $12.1 million, or 9.2%, to $119.6 million for the three months ended June 29, 2013 from $131.7 million for the three months ended June 23, 2012. As a percentage of net sales, selling, general and administrative expenses decreased to 24.2% for the three months ended June 29, 2013, compared to 24.7% in the comparable prior year quarter. Selling and delivery expense decreased $9.1 million, or 10.7%, to $75.6 million for the three months ended June 29, 2013 from $84.7 million for the three months ended June 23, 2012. The decrease was due primarily to decreased advertising and marketing expense in our pet segment, headcount reductions and lower delivery expenses resulting from our lower sales volume. These were partially offset by an increase in marketing expenditures in the garden segment associated with our new product introductions. Warehouse and administrative expense decreased $3.0 million, or 6.4%, to $44.0 million for the quarter ended June 29, 2013 from $47.0 million in the quarter ended June 23, 2012 due primarily to reduced payroll and third party provider expenses. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and informational technology functions.

Operating Income

Operating income decreased $16.1 million, or 32.8%, to $32.9 million for the three months ended June 29, 2013 from $49.0 million for the three months ended June 23, 2012. Operating income decreased due to decreased sales and gross profit, which was partially offset by decreased selling, general and administrative costs. Operating income as a percentage of net sales declined due to the decrease in gross margin, which was partially offset by an improvement in selling, general and administrative expenses as a percentage of sales. Operating income decreased in both our pet and garden segments.

Pet operating income decreased $7.3 million, or 18.1% to $33.1 million for the three months ended June 29, 2013 from $40.4 million for the three months ended June 23, 2012. The decrease was due primarily to lower sales of animal health products which was partially offset by decreased selling, general and administrative costs, primarily decreased selling and delivery costs. Garden operating income declined $8.9 million, or 39.5%, to $13.7 million from $22.6 million in fiscal 2012 due primarily to decreased sales and gross profit from our controls and fertilizer products and decreased margins in our décor business, both impacted by product introduction and support costs. In comparison, in the prior year third quarter the controls and fertilizers category benefited from the shipment of delayed orders. Also, additional advertising costs were incurred for new controls and fertilizer products. Corporate operating expense decreased $0.2 million, or 1.0%.

Net Interest Expense

Net interest expense for the three months ended June 29, 2013 increased $0.6 million, or 5.8%, to $11.3 million from $10.7 million for the three months ended June 23, 2012. Interest expense increased due to our higher average debt outstanding in the quarter ended June 29, 2013. Debt outstanding on June 29, 2013 was $509.6 million compared to $449.9 million as of June 23, 2012. Our average borrowing rate for the current quarter decreased to 7.5% compared to 8.4% for the prior year quarter due to a larger amount of debt on our revolver which had lower rates than our fixed debt.

Other Income

Other income increased $0.3 million for the three months ended June 29, 2013 to $0.4 million for the three months ended June 29, 2013 from $0.1 million for the three months ended June 23, 2012 due primarily to increased earnings from an investment accounted for under the equity method of accounting. Other income is comprised of income from investments accounted for under the equity method of accounting, foreign currency exchange gains and losses, and realized and unrealized gains and losses from derivative contracts used to economically hedge anticipated commodity purchases for use in our products.

Income Taxes

Our effective income tax rate was 34.3% for the quarter ended June 29, 2013 and 37.9% for the quarter ended June 23, 2012. The income tax rate decrease was due primarily to additional tax credits available in the quarter ended June 29, 2013, that had a larger impact due to lower earnings in the quarter.

Nine Months Ended June 29, 2013

Compared with Nine Months Ended June 23, 2012

Net Sales

Net sales for the nine months ended June 29, 2013 decreased $18.0 million, or 1.4%, to $1,284.8 million from $1,302.8 million for the nine months ended June 23, 2012. Our branded product sales decreased $16.4 million and sales of other manufacturers’ products declined $1.6 million.

Pet Products’ net sales decreased $25.3 million, or 3.7%, to $667.8 million for the nine months ended June 29, 2013 from $693.1 million in the comparable fiscal 2012 period. Pet branded product sales decreased $23.5 million from the prior year period, due primarily to a $14.7 million decrease in our animal health category which was primarily volume driven. The animal health product sales in the prior year included the initial sell-in of flea and tick products to a new channel. Sales of other manufacturers’ products decreased approximately $1.8 million compared to the prior year nine month period.

Garden Products’ net sales increased $7.3 million, or 1.2%, to $617.0 million for the nine months ended June 29, 2013 from $609.7 million in the comparable fiscal 2012 period. Garden branded product sales increased $7.1 million due primarily to a $11.0 million increase in wild bird feed, partially offset by decreased sales in our other garden supplies category. The wild bird feed sales increase was due to both price and volume increases. Sales of other manufacturers’ products increased approximately $0.2 million compared to the comparable prior year period.

Gross Profit

Gross profit for the nine months ended June 29, 2013 decreased $26.5 million, or 6.5%, to $382.6 million from $409.1 million for the nine months ended June 23, 2012. Gross margin declined from 31.4% for the nine months ended June 23, 2012 to 29.8% for the nine months ended June 29, 2013.

Gross profit decreased in the pet segment for the nine months ended June 29, 2013 due to decreased sales and a lower gross margin than the prior year period. The largest contributor to the lower gross profit and gross margin were our animal health products, which were impacted by decreased sales volume of our flea and tick products. Flea and tick product sales in the prior year included the initial sell-in to a new channel. Gross profit and gross margin declined in the garden segment for the nine months ended June 29, 2013. The decline in the garden segment was due primarily to sales returns and additional product introduction expenses in décor products and product introduction expense and margin decline in our controls and fertilizer business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $10.1 million, or 3.1%, to $316.1 million for the nine months ended June 29, 2013 from $326.2 million for the nine months ended June 23, 2012. As a percentage of net sales, selling, general and administrative expenses decreased to 24.6% for the nine months ended June 29, 2013, compared to 25.0% in the comparable prior year nine month period.

Selling and delivery expense decreased $8.0 million, or 4.2%, from $190.5 million for the nine months ended June 23, 2012 to $182.5 million for the nine months ended June 29, 2013. The decrease was due to decreased advertising and marketing expense in our pet segment, headcount reductions and lower delivery expenses resulting from our lower sales volume.

Warehouse and administrative expense decreased $2.1 million to $133.6 million for the nine months ended June 29, 2013 from $135.7 million in the nine months ended June 23, 2012. Warehouse and administrative expenses decreased in both the pet and garden segments, due primarily to decreased payroll related and third party provider costs, partially offset by increased corporate expenses, due primarily to increased insurance program costs and information technology costs.

Operating Income

Operating income decreased $16.4 million, or 19.7%, to $66.5 million for the nine months ended June 29, 2013 from $82.9 million for the nine months ended June 23, 2012. Operating income decreased due to a decrease in gross profit, as the impact of the decrease in sales was increased by a decline in gross margin, which was only partially offset by a decrease in selling, general and administrative expenses.

Pet operating income decreased $0.5 million to $70.8 million, or 0.5%, as decreased net sales and a decline in the gross margin were, for the most part, offset by a decrease in selling, general and administrative costs, primarily decreased selling and delivery costs. Garden operating income decreased $9.0 million to $39.1 million due primarily to the decline in gross margin. Corporate operating expense increased $6.9 million, or 19.2%, due primarily to an increase in insurance program costs and increased information technology expenses.

Net Interest Expense

Net interest expense for the nine months ended June 29, 2013 increased $1.8 million or 6.0%, to $32.5 million from $30.7 million for the nine months ended June 23, 2012. The increase in interest expense resulted from a higher amount of debt outstanding during the current fiscal period. Debt outstanding on June 29, 2013 was $509.6 million compared to $449.9 million as of June 23, 2012. Our average borrowing rate for the nine months ended June 29, 2013 was 7.9% compared to 8.1% for the prior year nine month period.

Other Expense

Other expense increased $0.6 million from $0.1 million for the nine months ended June 23, 2012, to $0.7 million for the nine months ended June 29, 2013. The increase was due primarily to realized and unrealized gains and losses from derivative contracts used to economically hedge anticipated commodity purchases for use in our products, partially offset by increased earnings from an investment accounted for under the equity method of accounting. Other expense is comprised of income from investments accounted for under the equity method of accounting, foreign currency exchange gains and losses, and realized and unrealized gains and losses from derivative contracts used to economically hedge anticipated commodity purchases for use in our products.

Income Taxes

Our effective income tax rate was 34.1% for the nine months ended June 29, 2013 and 37.7% for the nine months ended June 23, 2012. Our 2013 tax rate benefited primarily from additional tax credits available in the current year applied to the lower fiscal 2013 earnings.

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

In recent years, our business was negatively impacted by low consumer confidence, as well as other macro-economic factors. In fiscal 2012 commodity costs continued to increase and 2013-to-date they remain at elevated levels. We continue to monitor commodity prices in order to take action to mitigate the impact of increasing raw material costs.

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

Our business is seasonal and our working capital requirements and capital resources have tracked closely to this seasonal pattern. Generally, during the first fiscal quarter, accounts receivable reach their lowest level while inventory, accounts payable and short-term borrowings begin to increase. During the second fiscal quarter, receivables, accounts payable and short-term borrowings increase, reflecting the build-up of inventory and related payables in anticipation of the peak lawn and garden selling season. During the third fiscal quarter, inventory levels remain relatively constant while accounts receivable peak and short-term borrowings start to decline as cash collections are received during the peak selling season. During the fourth fiscal quarter, inventory levels are at their lowest, and accounts receivable and payables are substantially reduced through conversion of receivables to cash.

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

Net cash used in operating activities increased $129.6 million, from $64.2 million of cash provided by operating activities for the nine months ended June 23, 2012, to $65.4 million of cash used in operating activities for the nine months ended June 29, 2013. The increase in cash used in operating activities was due primarily to increases in our working capital accounts, specifically inventory. Inventory balances increased over the prior year as we built safety stock to ensure we could meet the anticipated needs of our customers for the launch of new products in our garden business. Additionally, strategic purchases and cost inflation impacted our inventory levels.

Net cash used in investing activities decreased $7.4 million, from $26.9 million for the nine months ended June 23, 2012 to $19.5 million during the nine months ended June 29, 2013. The decrease in cash used in investing activities was due primarily to a decrease in capital expenditures in the current year. The amount invested in facility consolidation and our ERP implementation in the prior year did not recur at the same levels in the current year. During the nine months ended June 29, 2013, we received proceeds from the sale of short term investments, which were offset by payments made related to the acquisition of FourStar Microbial Products, LLC (Four Star

Microbial). In December 2012, the Company acquired the remaining majority interest in FourStar Microbial for approximately $4.8 million in cash with possible contingent future performance-based payments. The Company has not yet finalized its allocation of the purchase price to the fair value of the net assets acquired. The operating results of FourStar Microbial had no impact on the consolidated financial statements and the purchase price paid is included in other assets on the condensed consolidated balance sheets. While the acquisition is not expected to have a material impact on the Company’s 2013 financial results, it will enhance the Company’s capability to service professional providers of mosquito abatement.

Net cash provided by financing activities increased $66.0 million, from $8.6 million of cash used by financing activities for the nine months ended June 23, 2012, to $57.4 million of cash provided by financing activities for the nine months ended June 29, 2013. The increase in cash provided was due to increased net borrowings under our revolving credit facility during the nine months ended June 29, 2013, as compared to the nine months ended June 23, 2012. The higher net borrowings during the nine months ended June 29, 2013 were partially offset by lower share repurchases in the current year period. The aggregate cost of our share repurchases during the nine months ended June 29, 2013 was $1.5 million, compared to $20.9 million for the nine months ended June 23, 2012.

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

We believe that cash flows from operating activities, funds available under our revolving credit facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $30 million during fiscal 2013, which are related primarily to replacements and upgrades to plant and equipment and investment in our implementation of a scalable enterprise-wide information technology platform. We are investing in this information technology platform to improve existing operations, support future growth and enable us to take advantage of new applications and technologies. We have invested approximately $78.5 million from fiscal 2005 through fiscal 2012 in this initiative and plan to invest up to an additional $11.0 million in fiscal 2013 for planned implementations. Capital expenditures for 2013 and beyond will depend upon the pace of conversion of those remaining legacy systems. This initiative, when complete, will combine our numerous information systems into one enterprise system and create a common business model and common data, which should create greater efficiency and effectiveness.

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

Stock Repurchases

During the three months ended June 29, 2013, we did not repurchase our common stock. During the nine months ended June 29, 2013, we repurchased approximately 0.2 million shares of our Class A common stock for an aggregate cost of $1.5 million. During the third quarter of fiscal 2011, our Board of Directors authorized a $100 million share repurchase program, under which approximately $50 million is available for repurchases in fiscal 2013 and thereafter.

Senior Credit Facility

On June 8, 2011, we amended our $275 million, five-year senior secured revolving credit facility (the “Credit Facility”) included in our Amended and Restated Credit Agreement (the “Credit Agreement”). Under the modified terms, the Credit Facility has a borrowing capacity of $375 million, an increase of $100 million, and a maturity date of June 2016. The Credit Facility bears lower interest rates and commitment fees and requires less interest coverage. We continue to have the option to increase the size of the Credit Facility by an additional $200 million of incremental term loans and/or revolving loans should we exercise our option and one or more lenders are willing to make such increased amounts available to us. There was $60 million outstanding as of June 29, 2013 under the Credit Facility. There were no letters of credit outstanding under the Credit Facility as of June 29, 2013. There were other letters of credit of $17.5 million outstanding as of June 29, 2013. As of June 29, 2013, there were $315 million of unused commitments under the Credit Facility or, after giving effect to the financial covenants in the Credit Agreement, $147.8 million of available unused commitments.

Interest on the amended Credit Facility is based, at our option, on a rate equal to the Alternate Base Rate (ABR), which is the greatest of the prime rate, the Federal Funds rate plus 1/2 of 1% or one month LIBOR plus 1%, plus a margin, which fluctuates from 0.75% to 1.75%, or LIBOR plus a margin, which fluctuates from 1.75% to 2.75% and commitment fees that range from 0.30% to 0.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of June 29, 2013, the applicable interest rate on the Credit Facility related to alternate base rate borrowings was 5.0%, and the applicable interest rate related to LIBOR rate borrowings was 3.0%.

The Credit Facility is guaranteed by our material subsidiaries and is secured by our assets, excluding real property but including substantially all of the capital stock of our subsidiaries. The Credit Agreement contains certain financial and other covenants which require us to maintain minimum levels of interest coverage and maximum levels of senior debt to EBITDA and that restrict our ability to repurchase our stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Credit Facility. Under the terms of our Credit Facility, we may make restricted payments, including cash dividends and stock repurchases, in an aggregate amount initially not to exceed $200 million over the life of the Credit Facility, subject to qualifications and baskets as defined in the Credit Agreement. As of June 29, 2013, our Total Leverage Ratio, as defined in the Credit Agreement, was 4.9 to 1.0, and our Senior Secured Leverage Ratio, as defined in the Credit Agreement with a maximum of 2.0 to 1.0, was 0.6 to 1.0. Our minimum Interest Coverage Ratio was reduced to 2.5 times, from 2.75 times as part of the modification of the Credit Facility. As of June 29, 2013, our Interest Coverage ratio was 2.6 times. Apart from the covenants limiting restricted payments and capital expenditures, the Credit Facility does not restrict the use of retained earnings or net income. We were in compliance with all financial covenants as of June 29, 2013.

We amended our Credit Facility effective August 1, 2013. Under the terms of this amendment, our Minimum Interest Coverage Ratio was reduced to 2.25 times, from 2.5 times and a Minimum Asset Coverage Ratio was added at 1.1 times. The covenant modifications are effective through the fiscal quarter ending March 29, 2014.

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

The estimated fair value of our $450 million of 2018 Notes as of June 29, 2013 was approximately $457.3 million. The estimated fair value is based on quoted market prices for these notes.

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

The 2018 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of June 29, 2013.

Total Debt

At June 29, 2013, our total debt outstanding was $509.6 million, as compared with $449.9 million at June 23, 2012.

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

Critical Accounting Policies, Estimates and Judgments

There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 29, 2012, with the exception of the following related to our goodwill.

We account for goodwill in accordance with ASC 350, “Intangibles – Goodwill and Other,” and test goodwill for impairment annually, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This assessment involves the use of significant accounting judgments and estimates as to future operating results and discount rates. Changes in estimates or use of different assumptions could produce significantly different results. An impairment loss is generally recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. We use discounted cash flow analysis to estimate the fair value of our reporting units. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of our reporting units to our total market capitalization. Based on our annual analysis of goodwill performed during the fourth quarter of fiscal 2012, we concluded there was no impairment of goodwill during fiscal 2012.

The Garden segment operating income has declined during the first nine months of fiscal 2013. Garden operating income has decreased $9.0 million, or 18.8% from the comparable fiscal 2012 period. Due to recent trends impacting our Garden segment, we qualitatively assessed the valuation of our Garden segment reporting units, which have goodwill of $7.7 million. This qualitative assessment resulted in a determination that it was more likely than not that the fair value of the reporting unit exceeded the carrying amount of the Garden Segment reporting units at June 29, 2013. If these trends continue through the remainder of the garden season, and our forecast of future operating performance further declines, there is the potential for goodwill impairment related to our Garden segment’s reporting units.

The Pet segment operating income for the first nine months of fiscal 2013 has been relatively consistent with the comparable fiscal 2012 period. The Pet segment reporting units have $202.5 million of goodwill. Our last annual impairment test in the fourth quarter of 2012 resulted in these units’ valuation exceeding carrying value by more than 20%.

When estimating the fair value of a reporting unit, we may need to adjust discount rates and/or other assumptions when comparing the sum of the fair values of our reporting units to our market capitalization. The comparison of the fair values of our reporting units to our market capitalization can be influenced by the movement of our stock price during our fiscal fourth quarter. Significant adverse changes to our business environment, future cash flows or stock price could cause us to record impairment charges in future periods, which could be material. Our annual goodwill impairment test will be performed in our fourth fiscal quarter, the results of which will be reported in our 10K for the fiscal year ending September 28, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that discussed in our Annual Report on Form 10-K for the fiscal year ended September 29, 2012.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of June 29, 2013.

(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2013. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in certain legal proceedings in the ordinary course of business. Currently, we are not a party to any legal proceedings that management believes would have a material effect on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the fiscal year ended September 29, 2012 except for the following.

If our goodwill, indefinite-lived intangible assets or other long-term assets become impaired, we will be required to record impairment charges, which may be significant.

A significant portion of our long-term assets consist of goodwill and other intangible assets recorded as a result of past acquisitions. We do not amortize goodwill and indefinite-lived intangible assets, but rather review them for impairment on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We consider whether circumstances or conditions exist which suggest that the carrying value of our goodwill and other long-lived intangible assets might be impaired. If such circumstances or conditions exist, further steps are required to determine whether the carrying value of each of the individual assets exceeds its fair value. If analysis indicates that an individual asset’s carrying value does exceed its fair value, we would record a loss equal to the excess of the individual asset’s carrying value over its fair value.

The steps required by GAAP entail significant amounts of judgment and subjectivity. Events and changes in circumstances that may indicate that there may be an impairment and which may indicate that interim impairment testing is necessary include, but are not limited to: competitive conditions; the impact of the economic environment on our customer base and on broad market conditions that drive valuation considerations by market participants; our internal expectations with regard to future revenue growth and the assumptions we make when performing impairment reviews; a significant decrease in the market price of our assets; a significant adverse change in the extent or manner in which our assets are used; a significant adverse change in the business climate that could affect our assets; and significant changes in the cash flows associated with an asset. As a result of such circumstances, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, indefinite-lived intangible assets or other long-term assets is determined. Any such impairment charges could have a material adverse effect on our business, financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended June 29, 2013 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
March 31, 2013 – May 4, 2013	4,338	(2)	$8.67	0	$50,093,000
May 5, 2013 – June 1, 2013	3,214	(2)	$7.43	0	$50,093,000
June 1, 2013 – June 29, 2013	2,471	(2)	$7.25	0	$50,093,000

Total	10,023		$7.92	0	$50,093,000

(1)	During the third quarter of fiscal 2011, our Board of Directors authorized a new $100 million share repurchase program. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility and indenture that restrict our ability to repurchase our stock.
(2)	Shares purchased during the period indicated represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: August 8, 2013

/s/ JOHN R. RANELLI
John R. Ranelli
President and Chief Executive Officer
(Principal Executive Officer)

/S/ LORI A. VARLAS
Lori A. Varlas
Chief Financial Officer
(Principal Financial Officer)