Form 10-K
period 2013-09-28
CENTRAL GARDEN & PET CO
filed 2013-12-12
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At March 30, 2013, the aggregate market value of the registrant’s Common Stock, Class A Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $90.7 million, $257.1 million and $53,900, respectively.

At December 1, 2013, the number of shares outstanding of the registrant’s Common Stock was 12,246,751 and the number of shares of Class A Common Stock was 35,385,956. In addition, on such date, the registrant had outstanding 1,652,262 shares of its Class B Stock, which are convertible into Common Stock on a share-for-share basis.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders – Part III of this Form 10-K.

Central Garden & Pet Company Index to Annual Report on Form 10-K

For the fiscal year ended September 28, 2013

i

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-K are set forth in this Form 10-K, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	disruptions in our business arising from the implementation of our transformational change initiatives and the resulting consequences to our business and results of operations;

•	increased costs and expenses associated with our transformational change initiatives;

•	seasonality and fluctuations in our operating results and cash flow;

•	fluctuations in market prices for seeds and grains and other raw materials;

•	our inability to pass through cost increases in a timely manner;

•	risks associated with innovation, including the risk that our new product innovations will not produce sufficient sales to recoup our investment;

•	declines in consumer spending during economic downturns;

•	inflation, deflation and other adverse macro-economic conditions;

•	supply shortages in small animals and pet birds;

•	adverse weather conditions;

•	fluctuations in energy prices, fuel and related petrochemical costs;

•	access to and cost of additional capital;

•	dependence on a small number of customers for a significant portion of our business;

•	consolidation trends in the retail industry;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	potential goodwill or intangible asset impairment;

•	dependence upon our key executives;

•	implementation of a new enterprise resource planning information technology system;

•	our ability to protect our intellectual property rights;

•	potential environmental liabilities;

•	risk associated with international sourcing;

•	litigation and product liability claims;

•	regulatory issues;

•	the impact of product recalls;

•	potential costs and risks associated with actual or anticipated cyber attacks;

•	the voting power associated with our Class B stock; and

•	potential dilution from issuance of authorized shares.

MARKET, RANKING AND OTHER DATA

The data included in this Form 10-K regarding markets and ranking, including the size of certain markets and our position and the position of our competitors and products within these markets, are based on both independent industry publications, including Packaged Facts, Lawn & Garden Products in the U.S. 2012; Packaged Facts, U.S. Pet Market Outlook, 2013-2014; Packaged Facts Pet Food in the U.S. 10th Edition; American Pet Products Association (APPA) National Pet Owners Survey 2013-2014; U.S. Census Bureau and our estimates based on management’s knowledge and experience in the markets in which we operate. Our estimates have been based on information provided by customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. We believe these estimates to be accurate as of the date of this Form 10-K. However, this information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. As a result, you should be aware that market, ranking and other similar data included in this Form 10-K, and estimates and beliefs based on that data, may not be reliable.

PART I

Item 1. Business

Business

Our Company

Central Garden & Pet Company (“Central”) is a leading innovator, marketer and producer, of quality branded products and distributor of third-party products. We are one of the largest suppliers in the pet and lawn and garden supplies industries in the United States. The total pet food and supplies industry is estimated to be over $30 billion in annual retail sales. We estimate the annual retail sales of the pet supplies and super premium pet food markets in the categories in which we participate to be approximately $19.5 billion. The total lawn and garden industry in the United States, which includes equipment, supplies and services, is estimated to be approximately $21 billion in annual retail sales. We estimate the annual retail sales of the lawn and garden supplies markets in the categories in which we participate to be approximately $6 billion. In addition, we participate in the pottery and seasonal décor markets.

Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, super premium dog and cat food and treats, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under the master brands including AdamsTM, Aqueon®, Avoderm®, BioSpot®, Farnam®, Four Paws®, Kaytee®, Nylabone®, Pinnacle®, TFHTM, Zilla® as well as a number of other brands including Altosid, Comfort Zone®, Coralife®, Interpet, Kent Marine®, Oceanic Systems®, Pet Select®, Pre-Strike®, Super Pet®, and Zodiac®.

Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, ant and other herbicide, insecticide and pesticide products; and decorative outdoor lifestyle and lighting products including pottery, trellises and other wood products and holiday lighting. These products are sold under the master brands AMDRO®, GKI/Bethlehem Lighting®, Ironite®, Pennington®, and Sevin®, as well as a number of other brand names including Grant’s®, Lilly Miller®, Matthews Four SeasonsTM, New England Pottery®, Norcal Pottery®, Over-N-Out®, Smart Seed® and The Rebels®.

In fiscal 2013, our consolidated net sales were $1.7 billion, of which our Pet segment, or Pet, accounted for approximately $888 million and our Lawn and Garden segment, or Garden, accounted for approximately $765 million. Fiscal 2013 included one less week than fiscal 2012. In fiscal 2013, our income from operations before corporate expenses and eliminations of $64 million was $104 million, of which the Pet segment accounted for $96 million and the Garden segment accounted for $8 million. See Note 19 to our consolidated financial statements for financial information about our two operating segments.

We were incorporated in Delaware in June 1992 as the successor to a California corporation that was formed in 1955. Our executive offices are located at 1340 Treat Boulevard, Suite 600, Walnut Creek, California 94597, and our telephone number is (925) 948-4000. Our website is www.central.com. The information on our website is not incorporated by reference in this annual report.

Recent Developments

Fiscal 2013 Operating Performance. Our operating earnings decreased 46% and we incurred a net loss for the fiscal year due primarily to our Garden segment which was impacted by both a charge for the costs related to certain new products introduced during fiscal 2013 that did not sell through as expected and a goodwill impairment charge.

Financial summary:

•

Net sales for fiscal 2013 decreased $46.4 million, or 2.7%, to $1,653.6 million. Our Garden segment sales decreased 0.5%, and our Pet segment sales decreased 4.6%. Fiscal 2013 and fiscal 2012 were 52 and 53 week years, respectively.

•	Gross margin decreased 210 basis points in fiscal 2013 to 28.1%, from 30.2% in 2012.

•

Our operating earnings decreased $34.2 million, or 46.0%, to $40.2 million in fiscal 2013, and decreased as a percentage of net sales to 2.4% from 4.4%. Garden segment operating earnings were impacted by an $11.2 million charge related to certain new products introduced in fiscal 2013 and a $7.7 million noncash goodwill impairment charge.

•	We incurred a net loss in fiscal 2013 of $1.9 million, or $0.04 per share on a diluted basis. Net earnings in fiscal 2012 were $21.2 million, or $0.44 per share on a diluted basis.

•

Our net cash used in operating activities was $28.3 million during fiscal 2013. In fiscal 2012, we had $89.2 million of cash provided by operating activities. Our cash and short term investments at September 28, 2013 were approximately $33 million, compared with approximately $71 million at September 29, 2012.

Leadership Change. In February 2013, John Ranelli was elected President and Chief Executive Officer. William E. Brown resigned as Chief Executive Officer, but continued as Chairman.

Asset Backed Loan Facility. On December 5, 2013, we entered into a Credit Agreement which provides for a $390 million principal amount senior secured asset based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on December 5, 2018. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full.

The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory minus certain reserves and subject to restrictions. We did not draw down under the Credit Facility upon closing. Borrowings under the Credit Facility will bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on our total outstanding borrowings. The applicable margin for LIBOR-based borrowings fluctuates between 1.25%-1.75% (and was 1.25% at the time of closing) and the applicable margin for Base Rate borrowings fluctuates between 0.25%-0.75% (and was 0.25% at closing).

Organizational Change. In fiscal 2011 and 2012, we were focused on transforming the Company from a portfolio of separately run businesses into an integrated, multi-brand company.

During fiscal 2013, we adopted a more balanced approach to improving profitability through a focus on increasing sales and improving margins, providing superior customer service, delivering innovative new products and building our master brands. We expect to continue this balanced approach in the future and to continue to focus on eliminating inefficiencies and improving what is not working as planned.

Competitive Strengths

We believe we have the following competitive strengths, which serve as the foundation of our business strategy:

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

•

History of Innovative New Products and Customer Service. We continuously seek to introduce new products at a reasonable cost, both as complementary extensions of existing product lines and as new product categories. Our company received a number of awards over the last three years. The National Agri-Marketing Association (NAMA) recognized our professional products group for outstanding marketing communications for the new product introduction of Centynal. The Pet segment received a Product of the Year award for the Adams Smart Shield innovation as well as a W3 Award in the Consumer Goods category for the Adams website, and PetSmart Vendor of the Year in Canada for Specialty (Aquatics, Small Animal and Pet Bird).

•

Strong Relationships with Retailers. We have developed strong relationships with major and independent retailers through product innovation, premium brands, broad product offerings, proprietary sales and logistics capabilities and a high level of customer service. Major retailers value the efficiency of dealing with suppliers with national scope and strong brands. These strengths have made us one of the largest pet supplies vendors to PetSmart, PETCO and Wal*Mart and among the largest lawn and garden supplies vendors to Wal*Mart, Home Depot and Lowe’s. In 2013, Wal*Mart named us its Outdoor Living Supplier of the Year and awarded us the People Award for its home division. Also in 2013, we earned PETCO’s 2013 Best Business Performance Award for Aqueon & Zilla brands. In 2012, we were named the Wal*Mart Home Division Replenishment Team of the Year and in 2011, we were named Home Depot’s Partner of the Year in the Outdoor Garden Category and the Ace Hardware Lawn & Garden Vendor of the Year. Our ability to service large retailers, to meet their unique needs for packaging and point of sale displays and to offer new innovative products provides us with a competitive advantage. Independent retailers value our high level of customer service and broad array of premium branded products. We are a leading supplier to independent pet supplies retailers in the United States.

•

Favorable Long-Term Industry Characteristics. The pet and lawn and garden supplies markets in the U.S. have grown and are expected to continue to grow over the long-term due to favorable demographic and leisure trends. The key demographics bolstering our markets are the growth rates in the number of children under 18 and the number of adults over age 55. Households with children tend to own more pets, and adults over 55 are more likely to be “empty nesters” that keep pets as companions and have more disposable income and leisure time available for both pets and garden activities. According to the 2013-2014 APPA National Pet Owners Survey, the number of U.S. pet owners in recent years has reached record highs, with 82.5 million households, or 68%, owning a pet.

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

•

Experienced and Incentivized Management Team. Our senior management team has significant experience in the consumer goods, pet, and lawn and garden supplies industries. John R. Ranelli, our President, Chief Executive Officer and President – Pet Segment, has extensive experience leading mid-

to large-sized consumer companies. William E. Brown, our Chairman, has over 30 years of industry experience. Mr. Brown also owns approximately 13% of our outstanding stock.

Business Strategy

Our objective is to increase market share, revenue, and cash flow by enhancing our position as one of the leading companies in the U.S. pet supplies and lawn and garden supplies industries. To achieve our objective, we plan to capitalize on our strengths and favorable industry trends by implementing the following key elements of our business strategy:

•

Balanced Organizational Change. During fiscal 2013, we adopted a balanced approach to improving profitability through a focus on increasing sales and improving margins, providing superior customer service and innovative new products while improving our operations and reducing costs. We expect to continue this balanced approach in the future and to continue to focus on profit, our customers, and eliminating inefficiencies.

•

Build Existing Brands. With our broad product assortment, strong brand names, strong sell-through and innovative products and packaging, we believe we can further strengthen our relationships with existing retailers to increase shelf space and sales. Under our master branding strategy, we are moving to consolidate certain brands and expand others. We are utilizing some of our strongest brands to drive new products and brand extensions as we did during fiscal 2013 with our Nylabone brand’s introduction of the Advanced Oral Care line and NutriDent Complete Dental Chews to fight tartar and freshen breath. We believe that the strength of our major customers provides us with a solid foundation for future growth. We intend to gain market share in the home centers, mass market, grocery, specialty pet store and independent channels. We intend to add new retailers through marketing and sales personnel dedicated to these channels, as well as our innovative product introductions and packaging. We will continue to focus on using our sales and logistics network to emphasize sales of our higher margin, proprietary brands and to use efficient supply chain capabilities that enable us to provide retailers with high service levels and consistent in-stock positions.

•

Continue New Product and Packaging Innovation. We will continue to build and leverage the strength of our leading brand names by introducing innovative new products and packaging, extending existing product lines and entering new product categories. Our product strategy seeks to capitalize on fulfilling consumer needs, leveraging our strong brand names, utilizing our established customer relationships and continuing our history of product innovation.

•

Improve Margins. We believe there are opportunities to improve our gross and operating margins through increased sales of our higher margin, innovative branded products, timely price increases and cost reductions and leveraging our existing infrastructure. Since fiscal 2004, we have continued to consolidate our sales and logistics centers, made capital improvements and consolidated some of our manufacturing facilities to reduce costs and improve manufacturing efficiencies. We have reduced the number of sales and logistics warehouses from 34 in 2008 to 28 at the end of fiscal 2013. Although gross margins improved from fiscal 2004 through fiscal 2010, they have declined significantly since then as we continued to experience the impact of the rising costs of raw materials and costs associated with our transformational change initiatives. During fiscal 2013, we conducted a systematic review of pricing in our Pet segment and selectively raised prices consistent with market conditions. We will continue to work with our key retail partners to implement appropriate price increases on our products as we strive to strike the right balance between pricing and delivering value to the consumer.

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

•

Reduce Our Investment In Working Capital. We believe there are opportunities to reduce our investment in working capital over the long term by focusing on specific balance sheet metrics. In particular, we believe that the improvement in our fill rates as a result of tighter linkage between our businesses and supply chain will enable us to substantially reduce our investment in inventory without compromising the level of the service we provide to our customers.

Products – General

The following table indicates each class of similar products which represented more than 10% of our consolidated net sales in the fiscal years presented (in millions).

Category	2013	2012	2011
Pet supplies (excluding wild bird feed)	$807.4	$847.1	$773.1
Garden controls and fertilizer products	274.9	281.7	260.0
Wild bird feed	210.8	205.1	197.5
Other garden supplies	183.5	185.7	212.1
Grass seed	177.0	180.4	185.9

Total	$1,653.6	$1,700.0	$1,628.6

Pet Segment

Overview

We are one of the leading marketers and producers of premium branded pet supplies in the United States. In addition, our Pet segment operates one of the largest sales and logistics networks in the industry strategically supporting its brands. In fiscal 2013, the Pet segment accounted for $888 million of our consolidated net sales and $96 million of our consolidated income from operations before corporate expenses and eliminations.

Industry Background

According to the 2013-2014 APPA National Pet Owners Survey, U.S. pet ownership is at its highest level, with 82.5 million households, or 68%, owning a pet.

The pet industry includes food, supplies, veterinarian care and services and live animals. We operate primarily in the pet supplies segment of the industry. This segment includes: products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners and supplements, and information and knowledge resources; and products for horses and livestock. According to Packaged Facts, Pet food and supplies in 2017 are expected to total approximately $39.3 billion, an increase from approximately $31.5 billion in 2010. We also operate in the super premium category of dog and cat food and treats. Packaged Facts estimates the total pet food market to be approximately $24.7 billion in 2017. We believe the pet food market is experiencing an upscale thrust, featuring products that are natural, functional and address specific dietary needs of animals, primarily dogs and cats. We estimate the current applicable market opportunity for the high-end, premium and super-premium dog and cat food and treats to be approximately $8 billion.

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

The U.S. pet supplies market is highly fragmented with approximately 1,400 manufacturers, consisting primarily of small companies with limited product lines. The majority of these manufacturers do not have a captive sales and logistics network and must rely on us or other independent distributors to supply their products to regional pet specialty chains and independent retailers. According to Packaged Facts, pet supplies sales are up 14 percent over the last five years. Sales are expected to increase an additional 26 percent by 2017, indicating the strength of this category.

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

Proprietary Branded Pet Products

Our principal pet supplies categories are dog & cat, aquatics, bird & small animal food and animal health products.

Dog & Cat. We are a leading marketer and producer of premium healthy edible and non-edible chews, super premium dog and cat food, toys, grooming supplies, pet carriers and other accessories, and information and knowledge resources featuring the brands Nylabone, Four Paws, TFH, Pet Select, Interpet, Pet Love and Mikki®. Nylabone has a strong history of developing innovative new products such as the NutriDent® Edible Dental Brush Chews as well as numerous other award winning dog toys. Four Paws products include industry leaders in grooming and waste management products under the Wee Wee and Magic Coat Brands, and TFH is a leading publisher of pet books and magazines. Breeder’s Choice is a manufacturer of super premium natural pet food and treats. Breeder’s Choice brands include Pinnacle®, Avoderm®, Simply Natural® and Active Care ®.

Aquatics. We are a leading supplier of aquariums and related fixtures and furniture, water conditioners and supplements, sophisticated lighting systems and accessories featuring the brands Aqueon, Zilla, Oceanic Systems, Kent Marine, Coralife and Blagdon.

Small Animal & Wild Bird Feed. We are a leading marketer and producer of specialty pet food for pet and wild birds and small animals, vitamins and nutritional supplements, bird and small animal cages, habitats, transportation devices, toys and other accessories designed for the small animal marketplace featuring the brands Kaytee®, Super Pet®, Critter Trail® and Canopy Scientific®. Kaytee is one of the largest producers of specialty bird feed.

Animal Health. We are a leading marketer and producer of flea, tick, mosquito and other insect control products produced by Wellmark International and sold primarily under the BioSpot, Adams, Altosid, Pre Strike and Extinguish® brand names. Wellmark is the only domestic producer of (S)-Methoprene, which is an active ingredient to control mosquitoes, fleas, ticks, ants and mites in many professional and consumer insect control applications. We also sell (S)-Methoprene to manufacturers of other insect control products, including Frontline Plus. In addition, through our Farnam operations, we are a leading manufacturer and marketer of innovative health care products for horses. Farnam’s portfolio of industry leading brands includes the Farnam umbrella brand, IverCare®, Bronco®e, Super Mask® II, Endure®, Horseshoer’s Secret® and Vetrolin®.

Sales Network

Our domestic sales network exists primarily to promote our proprietary brands and provides value-added service to approximately 4,500 independent specialty retail stores for our branded products. This includes acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick response to changing customer and retailer preferences, rapid deployment and feedback for new products and immediate exposure for acquired brands. The network also sells many other manufacturers’ brands of pet supplies and combines these products with our branded products into single shipments enabling our independent customers to deal with us on a cost effective basis to meet their pet supplies requirements. We also operate a sales and logistics facility in the United Kingdom.

Sales and Marketing

Our sales strategy is multi-tiered and designed to capture maximum market share with retailers. Our customers include retailers, such as regional and national specialty pet stores, independent pet retailers, mass merchants, grocery and drug stores. In addition, we also serve the professional market with insect control and health and wellness products for use by veterinarians, municipalities, farmers and equine product suppliers. PetSmart accounted for approximately 11% of our Pet segment’s net sales in fiscal 2013 and 12% in both fiscal 2012 and fiscal 2011. PETCO is also a significant customer.

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

Competition

The pet supplies industry is highly competitive and has experienced considerable consolidation in recent years. Our branded pet products compete against national and regional branded products and private label products produced by various suppliers. Our largest competitors in most product categories are Spectrum Brands and Hartz Mountain. The Pet segment competes primarily on the basis of brand recognition, innovation, upscale packaging, quality and service. Our Pet segment’s sales and logistics operations compete with Animal Supply Co., Phillips Pet Food & Supplies and a number of smaller local and regional distributors, with competition based on product selection, price, value-added services and personal relationships.

Garden Segment

Overview

We are a leading company in the consumer lawn and garden market in the United States and offer both premium and value-oriented branded products. We market and produce a broad array of premium brands, including Pennington, The Rebels, AMDRO, Grant’s, Lilly Miller, Ironite, Sevin, Over-N-Out, Norcal Pottery,

New England Pottery, GKI/Bethlehem Lighting and Matthews Four Seasons. We also produce value brands at lower prices, including numerous private label brands. In addition, our Garden segment operates a sales and logistics network that strategically supports its brands. In fiscal 2013, the Garden segment accounted for $765 million of our consolidated net sales and $8 million of our consolidated income from operations before corporate expenses and eliminations.

Industry Background

We believe that gardening is one of the most popular leisure activities in the United States, although in recent years our garden segment has been adversely impacted by fluctuations in input costs and weather. Packaged Facts asserts that the economy has brought more homeowners into their yards. The key demographic bolstering our lawn and garden market is the growth rate in the number of adults over age 55, who are more likely to be “empty nesters” and have more disposable income and leisure time available for garden activities. As the baby boom generation ages, this segment is expected to grow faster than the total population. According to 2010 U.S. census data, approximately 40% of the population is 45 years or older. We believe that this demographic should increase the number of lawn and garden product users. With more people gardening in their yards and the potential trends of food gardening and organic gardening, we perceive this market as staying intact and showing slow positive growth. We estimate the retail sales of the lawn and garden supplies industry in the categories in which we participate to be approximately $6 billion. In addition, we participate in the pottery and seasonal décor markets. We believe that the industry will continue to grow, albeit at a slower rate in the near term due to industry dynamics.

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

Wild Bird Products. We are a leading marketer and producer of wild bird feed, bird feeders, bird houses and other birding accessories in the United States. These products are sold primarily under the Pennington brand name. Most of our wild bird feed is treated with Bird-Kote®, a nutritious coating made up of vegetable oil fortified with oil-soluble vitamins and elements needed by wild birds.

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

Sales and Marketing

The marketing strategy for our premium products is focused on meeting consumer needs through product performance, innovation, quality, upscale packaging and retail shelf placement. The marketing strategy for our value products is focused on promotion of the quality and efficacy of our value brands at a lower cost relative to premium brands. Our customers include retailers, such as mass merchants, home improvement centers, independent lawn and garden nurseries, drug and grocery stores, and professional end users. Sales to Wal*Mart represented approximately 30%, 30% and 28%, sales to Home Depot represented approximately 18%, 16% and 15%, and sales to Lowe’s represented approximately 17%, 20% and 24%, of our Garden segment’s net sales in fiscal 2013, 2012 and 2011, respectively.

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

Competition

The lawn and garden products industry is highly competitive. Our lawn and garden products compete against national and regional products and private label products produced by various suppliers. Our turf and forage grass seed products, fertilizers, pesticides and combination products compete principally against products marketed by The Scotts Miracle-Gro Company (“Scotts”). Scotts’ dominant position in the lawn and garden industry is a significant competitive disadvantage for our garden products. In addition, Spectrum Brands is a strong competitor in yard and household insecticides. Our Garden segment competes primarily on the basis of its strong premium and value brands, quality, service, price and low cost manufacturing. Our Garden segment’s sales and logistics operations also compete with a large number of distributors, with competition based on price, service and personal relationships.

Supply Chain

We operate an integrated supply chain responsible for manufacturing, logistics, purchasing and sales and operations planning for both our Pet and Garden segments.

Manufacturing

We manufacture the majority of our branded products in 30 manufacturing facilities, located primarily in the United States. In addition, certain of our proprietary branded products are manufactured by contract manufacturers. We have also entered into an exclusive arrangement with a third party to manufacture one of our registered active ingredients, (S)-Methoprene, for use in that third party’s flea and tick control products.

Purchasing

We purchase most of our raw materials from a number of different suppliers. In addition, we purchase one of the raw materials used to manufacture (S)-Methoprene from a single source of supply. We maintain an inventory of this raw material (in addition to our (S)-Methoprene inventory) to reduce the possibility of any interruption in the availability of (S)-Methoprene, but a prolonged delay in obtaining (S)-Methoprene or this raw material could result in a temporary delay in product shipments and have an adverse effect on our Pet segment’s financial results.

The key ingredients in our fertilizer and insect and weed control products are commodity and specialty chemicals, including phosphates, urea, potash, herbicides, insecticides and fungicides.

The principal raw materials required for the wild bird feed operations are bulk commodity grains, including millet, milo and sunflower seeds, which are generally purchased from large national commodity companies and local grain cooperatives. In order to ensure an adequate supply of grains and seed to satisfy expected production volume, we enter into contracts to purchase a portion of our expected grain and seed requirements at future dates by fixing the quantity, and often the price, at the commitment date. Although we have never experienced a severe interruption of supply, we are exposed to price risk with respect to the portion of our supply which is not covered by contracts with a fixed price.

During fiscal 2011 and fiscal 2012, prices for some of our key inputs increased substantially. In fiscal 2013, prices continued to increase due in part to drought conditions throughout much of the United States although by the end of the year, prices began to decline for certain commodities. Our weighted average cost per pound for our primary bird feed grains increased approximately 15% for fiscal year 2013 compared to fiscal 2012. Although we have been able to negotiate some price increases with our retailers, it is possible that price increases may not fully offset rising costs in the future, resulting in margin erosion.

Logistics Network

Our distribution network consists of 27 facilities strategically placed across the United States and one facility in the United Kingdom to allow us to service both our mass market customers as well as our independent specialty retail stores for our branded products. This network also supports distribution of many other manufacturers’ brands and combines these products with our branded products into single shipments, enabling us to serve our customers in an effective and cost efficient manner.

Significant Customers

Wal*Mart, our largest customer, represented approximately 16%, 17% and 16% of our total company net sales in fiscal 2013, 2012 and 2011, respectively, and represented approximately 30% of our Garden segment’s net sales in fiscal 2013 and fiscal 2012 and 28% of our Garden segment’s net sales in fiscal 2011. Sales to Home Depot represented approximately 8% of our total company net sales in fiscal 2013 and 7% of our total company net sales in each of the fiscal years 2012 and 2011, and represented approximately 18%, 16% and 15% of our Garden segment’s net sales in fiscal 2013, 2012 and 2011, respectively. Sales to Lowe’s represented approximately 8%, 9% and 12% of our total company net sales in fiscal 2013, 2012 and 2011, respectively, and represented approximately 17%, 20% and 24% of our Garden segment’s net sales in fiscal 2013, 2012 and 2011, respectively. PetSmart represented 11% of our Pet segment’s net sales in fiscal 2013 and approximately 12% in fiscal 2012 and fiscal 2011. PETCO is also a significant customer.

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

In addition to patents, we have numerous active ingredient registrations, end-use product registrations and trade secrets, including certain technology used in the Wellmark operations for the production of (S)-Methoprene, which has been licensed to us from Novartis. This license is perpetual but non-exclusive. In addition, we have developed certain proprietary improvements to us relating to the synthesis of (S)-Methoprene. The success of certain portions of our business, especially our Wellmark operations, partly depends on our ability to continue to maintain trade secret information which has been licensed to us, and to keep both licensed and owned trade secret information confidential.

Along with patents, active ingredient registrations, end use product registrations and trade secrets, we own a number of trademarks, service marks, trade names and logotypes. Many of our trademarks are registered but some are not. We are not aware of any reason we cannot continue to use our trademarks, service marks and trade names in the way that we have been using them.

Employees

As of September 28, 2013, we had approximately 3,300 employees of which approximately 3,100 were full-time employees and 200 were temporary or part-time employees. We also hire substantial numbers of additional temporary employees for the peak lawn and garden shipping season of February through June to meet the increased demand experienced during the spring and summer months. The majority of our temporary employees are paid on an hourly basis. None of our employees is represented by a labor union. We consider our relationships with our employees to be good.

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

Executive Officers

The following table sets forth the name, age and position of our executive officers as of December 1, 2013.

Name	Age	Position
John R. Ranelli	67	President, Chief Executive Officer and President – Pet Segment

William E. Brown	72	Chairman of the Board

Paul Hibbert	44	Senior Vice President, Supply Chain

Steven LaMonte	57	Executive Vice President and President – Garden Segment

Michael A. Reed	65	Executive Vice President

George Yuhas	61	General Counsel

Lori A. Varlas	52	Senior Vice President, Chief Financial Officer and Secretary

John R. Ranelli. Mr. Ranelli has been our President and Chief Executive Officer since February 2013. Since March 2013, Mr. Ranelli has also been our President – Pet Segment. From 2011 to 2012, Mr. Ranelli was President and CEO of Woolrich Inc., an outdoor clothing company. From 2008 to 2011, Mr. Ranelli was an advisor to a number of companies and private equity firms. From 2007 to 2008, Mr. Ranelli was President and CEO of Mikasa Inc., a global dinnerware, crystal and home accessories company. From 1999 to 2006, Mr. Ranelli was Chairman, Chief Executive Officer and President of FGX International, a global optical and jewelry company. Previously, he served in senior executive capacities with Stride Rite Corporation, Deckers Outdoor Corporation, TLC Beatrice and The Timberland Company. Mr. Ranelli is a director of Woolrich, Inc. and serves as its non-executive Chairman.

William E. Brown. Mr. Brown has been our Chairman since 1980. From 1980 to June 2003 and from October 2007 to February 2013, Mr. Brown served as our Chief Executive Officer. From 1977 to 1980, Mr. Brown was Senior Vice President of the Vivitar Corporation with responsibility for Finance, Operations, and Research & Development. From 1972 to 1977, he was with McKesson Corporation where he was responsible for its 200-site data processing organization. Prior to joining McKesson Corporation, Mr. Brown spent the first 10 years of his business career at McCormick, Inc. in manufacturing, engineering and data processing.

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

George Yuhas. Mr. Yuhas has been our General Counsel since March 2011. From 1984 to March 2011, he was a partner specializing in litigation at Orrick, Herrington & Sutcliffe LLP.

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

The implementation of our change initiative has resulted in increased expenses during the last few years that could continue.

In fiscal 2011 and 2012, we were engaged in a process of transformational change which was focused on transforming the Company from a portfolio of separately run businesses into an integrated, multi-brand company.

During fiscal 2013, we adopted a more balanced approach to improving profitability through a focus on increasing sales and improving margins, providing superior customer service, and innovative new products all while improving our operations and reducing costs. We expect to continue this balanced approach in the future and to continue to focus on profitability, our customers and eliminating inefficiencies.

During fiscal 2012 and 2013, we closed 15 distribution and manufacturing facilities, while opening and upgrading others, leaving us with a net reduction of eight facilities at the end of fiscal year 2013. The operational issues associated with the closures, along with other supply chain issues, resulted in significant disruptions during 2012 that delayed fulfilling orders for some customers as we transitioned certain operational activities. These disruptions adversely affected our revenues and operating earnings. While we believe we have resolved these particular issues, we may experience other operational issues as we continue to implement our change initiatives. These operational issues could have a material adverse effect on our performance and financial results.

There can be no assurance that we will be able to successfully execute our change initiatives or that we will be able to do so within the anticipated time period or without incurring substantial transitional costs. We anticipate that these investments and transitional costs will adversely affect our operating results.

Our operating results and cash flow are susceptible to fluctuations.

We expect to continue to experience variability in our net sales, net income and cash flow on a quarterly basis. Factors that may contribute to this variability include:

•	fluctuations in prices of commodity grains and other input costs;

•	seasonality and adverse weather conditions;

•	costs or operational problems arising from our change initiatives;

•	shifts in demand for lawn and garden and pet products;

•	changes in product mix, service levels, marketing and pricing by us and our competitors;

•	the effect of acquisitions; and

•	economic stability of and strength of our relationship with retailers.

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

In fiscal 2011 and fiscal 2012, prices for some of our key crops increased substantially. Our weighted average cost per pound for our primary bird feed grains increased approximately 11% for fiscal year 2012 compared to fiscal 2011. In fiscal 2013, our weighted average cost per pound for our primary bird feed grains increased approximately 15% for fiscal year 2013 compared to fiscal 2012. Although we have been able to negotiate some price increases with our retailers, it is possible that price increases may not fully offset rising costs in the future, resulting in margin erosion. We can provide no assurance as to the timing or extent of our ability to implement additional price adjustments in the event of increased costs in the future. Similarly, we can provide no assurance of our ability to retain pricing with our retailers in the context of declining costs. We also cannot predict to what extent price increases may negatively affect our sales volume. As retailers pass along price increases, consumers may shift to our lower margin bird feed, switch to competing products or reduce purchases of wild bird feed products.

We are subject to significant risks associated with innovation, including the risk that our new product innovations will not produce sufficient sales to recoup our investment.

We believe that our future success will depend upon, in part, our ability to continue to improve our existing products through product innovation and to develop, market and produce new products. We cannot assure you that we will be successful in the introduction, marketing and production of any new products or product innovations, or that we will develop and introduce in a timely manner improvements to our existing products which satisfy customer needs or achieve market acceptance. Our failure to develop new products and introduce them successfully and in a timely manner could harm our ability to grow our business and could have a material adverse effect on our business, results of operations and financial condition.

During fiscal 2013, we introduced two major innovative Garden products. Despite enthusiastic support from our retailers and heavy marketing spending, the new products did not sell through as expected, and we took a significant charge at the end of the fourth quarter relating to the new products. We believe that the period of time to gain consumer acceptance of major innovations is longer in the garden industry than in many industries, which compounds the risks generally associated with major new product innovations.

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

Our revenues and margins are dependent on various economic factors, including rates of inflation or deflation, energy costs, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. In recent years, we have experienced a significant increase in raw material input costs. Although we increased prices for many of our products, our price increases did not fully offset the increases in our costs, and our margins and profitability suffered as a result. If we are unable to pass through rising input costs and raise the price of our products, or consumer confidence continues to weaken, we may experience gross margin declines.

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

Because our lawn and garden products are used primarily in the spring and summer, the Garden business is seasonal. In fiscal 2013, approximately 68% of our Garden segment’s net sales and 60% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is generated in this period. Our working capital needs and our borrowings generally peak in our second fiscal quarter, because we are generating lower revenues while incurring expenses in preparation for the spring selling season. If cash on hand and borrowings under our credit facility are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business.

Because demand for lawn and garden products is significantly influenced by weather, particularly weekend weather during the peak gardening season, our results of operations and cash flow could also be adversely affected by certain weather patterns such as unseasonably cool or warm temperatures, heavy rains, water shortages or floods.

Rising energy prices could adversely affect our operating results.

During fiscal 2011 and 2012, energy prices increased substantially, which resulted in increased fuel costs for our businesses and increased raw materials costs for many of our branded products. These substantial increases did not recur in 2013. Rising energy prices in the future could adversely affect consumer spending and demand for our products and increase our operating costs, both of which would reduce our sales and operating income.

We depend on a few customers for a significant portion of our business.

Wal*Mart, our largest customer, accounted for approximately 16% of our net sales in fiscal 2013, 17% in fiscal 2012 and 16% in fiscal 2011. Lowe’s accounted for approximately 8% of our net sales in fiscal 2013, 9% in fiscal 2012 and 12% in fiscal 2011. Home Depot accounted for approximately 8% of our net sales in fiscal 2013 and 7% of our net sales in fiscal 2012 and 2011. In addition, PetSmart and PETCO are also significant customers, and, together with Wal*Mart, Lowe’s and Home Depot, accounted for approximately 43% of our net sales in fiscal 2013 and 45% in fiscal 2012 and fiscal 2011. The market shares of many of these key retailers have increased and may continue to increase in future years.

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

Issues with products may lead to product liability, personal injury or property damage claims, recalls, withdrawals, replacements of products, regulatory actions by governmental authorities that could divert resources, affect business operations, decrease sales, increase costs, and put us at a competitive disadvantage, any of which could have a significant adverse effect on our results of operations and financial condition.

We have experienced, and may in the future experience, issues with products that may lead to product liability, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. For example, during 2012, we experienced four unrelated recalls relating to one batch of baby bird feed products, one batch of mice, rat and hamster feed, one batch of dog food and a line of Christmas tree bases. In 2012, we recorded approximately $4.9 million of costs related to these recalls.These recalls or future recalls could result in increased governmental scrutiny, reputational harm, reduced demand by consumers for our products, decreased willingness by retailer customers to purchase or provide marketing support for those products, unavailability or increased cost of insurance, or additional safety and testing requirements. Such results could divert development and management resources, adversely affect our business operations, decrease sales, increase legal fees and other costs, and put us at a competitive disadvantage compared to other manufacturers not affected by similar issues with products, any of which could have a significant adverse effect on our results of operations and financial condition.

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

We are regularly engaged in acquisition discussions with other companies and anticipate that one or more potential acquisition opportunities, including those that would be material, may become available in the near future. If and when appropriate acquisition opportunities become available, we intend to pursue them actively. Acquisitions involve a number of special risks, including:

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

A significant portion of our long-term assets consists of goodwill and other intangible assets recorded as a result of past acquisitions. We do not amortize goodwill and indefinite-lived intangible assets, but rather review them for impairment on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We consider whether circumstances or conditions exist which suggest that the carrying value of our goodwill and other long-lived intangible assets might be impaired. If such circumstances or conditions exist, further steps are required to determine whether the carrying value of each of the individual assets exceeds its fair value. If analysis indicates that an individual asset’s carrying value does exceed its fair value, we would record a loss equal to the excess of the individual asset’s carrying value over its fair value.

The steps required by GAAP entail significant amounts of judgment and subjectivity. Events and changes in circumstances that may indicate that there may be an impairment and that interim impairment testing is necessary include, but are not limited to: competitive conditions; the impact of the economic environment on our customer base and on broad market conditions that drive valuation considerations by market participants; our internal expectations with regard to future revenue growth and the assumptions we make when performing impairment reviews; a significant decrease in the market price of our assets; a significant adverse change in the extent or manner in which our assets are used; a significant adverse change in the business climate that could affect our assets; and significant changes in the cash flows associated with an asset. As a result of such circumstances, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, indefinite-lived intangible assets or other long-term assets is determined. Any such impairment charges could have a material adverse effect on our results of operations and financial condition.

In connection with our annual goodwill impairment testing performed during fiscal 2013, the first step of such testing indicated that the fair value of our Pet segment reporting units exceeded their carrying value, and accordingly, no further testing of goodwill was required for the Pet segment. However, the carrying value of our Garden segment reporting units exceeded their estimated fair value, indicating potential impairment. Based on further analysis, we determined that the entire carrying value of our Garden segment goodwill was impaired, resulting in a non-cash goodwill impairment charge of $7.7 million.

Our success depends upon our retaining key personnel.

Our future performance is substantially dependent upon the continued services of John R. Ranelli, our President, Chief Executive Officer and President – Pet Segment, William E. Brown, our Chairman, and our other senior officers. The loss of the services of any of these persons could have a material adverse effect on our business. In addition, our future performance depends on our ability to attract and retain skilled employees. We cannot assure you that we will be able to retain our existing personnel or attract additional qualified employees in the future.

We are implementing a new enterprise resource planning information technology system.

In fiscal 2005, we began incurring costs associated with designing and implementing SAP, a new company-wide enterprise resource planning (ERP) software system with the objective of gradually migrating to the new system. Upon completion, this new system will replace numerous existing accounting and financial reporting systems, most of which were obtained in connection with business acquisitions. To date, we have reduced the number of ERP systems from 26 to 7. We invested an additional $3.5 million in fiscal 2013 for implementation. Capital expenditures for our new enterprise resource planning software system for fiscal 2014 and beyond will depend upon the pace of conversion for those remaining legacy systems. If the implementation is not executed successfully, we could experience business interruptions. If we do not complete the implementation of the project timely and successfully, we may experience, among other things, additional costs associated with completing this project and a delay in our ability to improve existing operations, support future growth and enable us to take advantage of new applications and technologies. All of this may also result in a distraction of management’s time, diverting their attention from our operations and strategy.

Our inability to protect our trademarks and any other proprietary rights may have a significant, negative impact on our business.

We consider our trademarks to be of significant importance in our business. Although we devote resources to the establishment and protection of our trademarks, we cannot assure you that the actions we have taken or will take in the future will be adequate to prevent violation of our trademarks and proprietary rights by others or prevent others from seeking to block sales of our products as an alleged violation of their trademarks and proprietary rights. There can be no assurance that future litigation will not be necessary to enforce our trademarks or proprietary rights or to defend ourselves against claimed infringement or the rights of others. Any future litigation of this type could result in adverse determinations that could have a material adverse effect on our business, financial condition or results of operations. Our inability to use our trademarks and other proprietary rights could also harm our business and sales through reduced demand for our products and reduced revenues.

Some of the products that we manufacture and distribute require governmental permits and also subject us to potential environmental liabilities.

Some of the products that we manufacture and distribute are subject to regulation by federal, state, foreign and local authorities. Environmental health and safety laws and regulations are often complex and are subject to change. Environmental health and safety laws and regulations may affect us by restricting the manufacture, sale or use of our products or regulating their disposal. Regulatory or legislative changes may cause future increases in our operating costs or otherwise affect operations. There is no assurance that in the future we may not be adversely affected by such laws or regulations, incur increased operating costs in complying with such regulations or not be subject to claims for personal injury, property damages or governmental enforcement. In addition, due to the nature of our operations and the frequently changing nature of environmental compliance standards and technology, we cannot predict with any certainty that future material capital expenditures will not be required.

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

The products that we manufacture and distribute could expose us to product liability claims.

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

We have, and we will continue to have, a significant amount of indebtedness. As of September 28, 2013, we had total indebtedness of approximately $472.6 million. This level of indebtedness and future borrowing needs could have material adverse consequences for our business, including:

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

We have never paid any cash dividends on our common stock or Class A common stock and currently do not intend to do so. Provisions of our credit facility and the indenture governing our senior subordinated notes restrict our ability to pay cash dividends. Any future determination to pay cash dividends will be at the discretion of our Board of Directors, subject to limitations under applicable law and contractual restrictions, and will depend upon our results of operations, financial condition and other factors deemed relevant by our Board of Directors.

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

Our Chairman, through his holdings of our Class B common stock, exercises effective control of the Company, which may discourage potential acquisitions of our business and could have an adverse effect on the market price of our stock.

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

As of December 1, 2013, William E. Brown, our Chairman, beneficially owned 1,600,459 shares of our Class B common stock (out of a total of 1,652,262 outstanding shares), 1,418,063 shares of our common stock and 3,227,117 shares of our Class A common stock and thereby controlled approximately 55% of the voting power of our capital stock. Accordingly, except to the extent that a class vote of the common stock is required by applicable law, he can effectively control all matters requiring stockholder approval, including the election of our directors, and can exert substantial control over our management and policies. The disproportionate voting rights of our common stock and Class B common stock and Mr. Brown’s substantial holdings of Class B common stock could have an adverse effect on the market price of our common stock and Class A common stock. Also, such disproportionate voting rights and Mr. Brown’s controlling interest may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our other stockholders, which could thereby deprive holders of common stock or Class A common stock of an opportunity to sell their shares for a “take-over” premium.

We have authorized the issuance of shares of common stock, Class A common stock and preferred stock, which may discourage potential acquisitions of our business and could have an adverse effect on the market price of our common stock and our Class A common stock.

Pursuant to our Fourth Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue up to 80,000,000 shares of our common stock, 100,000,000 shares of our nonvoting Class A common stock and up to 1,000,000 additional shares of preferred stock without seeking the approval or consent of our stockholders, unless required by the NASDAQ Global Market. Although the issuance of the nonvoting Class A common stock would not dilute the voting rights of the existing stockholders, it would have a dilutive effect on the economic interest of currently outstanding shares of common stock and Class B common stock similar to the dilutive effect of subsequent issuances of ordinary common stock. The issuance of the preferred stock could, depending on the rights and privileges designated by the board with respect to any particular series, have a dilutive effect on the voting interests of the common stock and Class B common stock and the economic interests of our common stock, Class A common stock and Class B common stock. In addition, the disproportionate voting rights of our common stock, preferred stock, Class B common stock and Class A common stock, and the ability of the board to issue stock to persons friendly to current management, may make us a less attractive target for a takeover than we otherwise might be or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our common stockholders, which could thereby deprive holders of common stock of an opportunity to sell their shares for a “take-over” premium.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently operate 30 manufacturing facilities totaling approximately 3,592,000 square feet and 28 sales and logistics facilities totaling approximately 3,432,000 square feet. Most sales and logistics centers consist of office and warehouse space, and several large bays for loading and unloading. Each sales and logistics center provides warehouse, distribution, sales and support functions for its geographic area. Our executive offices are located in Walnut Creek, California.

The table below lists the Pet segment’s manufacturing and sales and logistics facilities. Numbers in parentheses represent multiple locations.

Location	Type of Facility	Owned or Leased
Phoenix, AZ (2)	Sales and Logistics	Owned
Irwindale, CA	Manufacturing	Leased
Sacramento, CA	Sales and Logistics	Leased
Santa Fe Springs, CA	Sales and Logistics	Leased
Aurora, CO	Sales and Logistics	Leased
Tampa, FL	Sales and Logistics	Leased
Council Bluffs, IA	Manufacturing	Owned
Jamesburg, NJ	Sales and Logistics	Leased
Neptune City, NJ	Manufacturing	Owned
Neptune City, NJ	Manufacturing	Leased
Bend, OR	Manufacturing	Leased
Cressona, PA	Manufacturing	Owned
Pottsville, PA	Sales and Logistics	Leased
Dallas, TX	Manufacturing	Owned
Dallas, TX	Sales and Logistics	Leased
Algona, WA	Sales and Logistics	Leased
Chilton, WI	Manufacturing	Owned
Franklin, WI	Manufacturing	Leased
Franklin, WI	Manufacturing	Owned
Menasha, WI	Sales and Logistics	Leased
Guangzhou, China	Manufacturing	Leased
Dorking, Surrey, UK	Manufacturing	Leased
Taunton, Somerset, UK	Sales and Logistics	Leased

The table below lists the Garden segment’s manufacturing and sales and logistics facilities. Numbers in parentheses represent multiple locations.

Location	Type of Facility	Owned or Leased
Cullman, AL	Sales and Logistics	Owned
Roll, AZ	Manufacturing	Owned
Yuma, AZ	Manufacturing	Leased
El Centro, CA	Manufacturing	Owned
Ontario, CA	Sales and Logistics	Leased
Longmont, CO	Manufacturing	Owned
Covington, GA	Sales and Logistics	Leased
Eatonton, GA	Manufacturing	Owned
Eatonton, GA	Sales and Logistics	Leased
Madison, GA (2)	Manufacturing	Leased
Madison, GA (2)	Manufacturing	Owned
Madison, GA	Sales and Logistics	Owned
St. Charles, IL	Sales and Logistics	Leased
Taunton, MA	Sales and Logistics	Leased
Laurel, MD	Sales and Logistics	Leased
Greenfield, MO (2)	Manufacturing	Owned
Greenfield, MO	Sales and Logistics	Owned
Neosho, MO	Manufacturing	Owned
Charlotte, NC	Sales and Logistics	Leased
Sidney, NE	Manufacturing	Owned
Fairfield, OH	Sales and Logistics	Leased
Peebles, OH	Manufacturing	Owned
Piketon, OH	Manufacturing	Leased
Albany, OR	Manufacturing	Owned
Albany, OR	Sales and Logistics	Leased
Lebanon, OR	Manufacturing	Owned
Portland, OR	Sales and Logistics	Leased
Columbia, SC	Sales and Logistics	Owned
Grand Prairie, TX	Sales and Logistics	Leased
Kenbridge, VA	Sales and Logistics	Leased
Northbend, WA	Manufacturing	Leased

We are reviewing the number, location and size of our manufacturing facilities and expect to make changes over time in order to optimize our manufacturing footprint.

We lease 11 of our manufacturing facilities and 22 of our sales and logistics facilities. These leases generally expire between 2014 and 2020. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. The facilities we own are subject to major encumbrances under our principal credit facility. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks and warehousing, transportation and computer equipment.

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

Our common stock is traded on the NASDAQ Stock Market under the symbol CENT, and our class A common stock is traded on the NASDAQ Stock Market under the symbol CENTA. Our Class B stock is not listed on any market and generally cannot be transferred unless converted to common stock on a one-for-one basis. The following table sets forth the high and low closing sale prices for our common stock and our Class A common stock, as reported by the NASDAQ Global Select Market, for each quarterly period during our fiscal years set forth below.

	Common Stock		Class A Common Stock
	High	Low	High	Low
Fiscal 2012
First Quarter	$9.24	$6.66	$9.44	$6.76
Second Quarter	9.42	7.99	10.12	8.21
Third Quarter	10.93	8.25	11.10	8.45
Fourth Quarter	12.61	9.05	13.27	9.40

Fiscal 2013
First Quarter	$12.18	$9.19	$12.37	$9.61
Second Quarter	10.12	8.55	10.71	8.18
Third Quarter	9.10	7.10	9.14	6.90
Fourth Quarter	8.04	6.27	7.81	6.09

As of December 1, 2013, there were approximately 117 holders of record of our common stock, approximately 223 holders of record of our Class A nonvoting common stock and 5 holders of record of our Class B stock.

We have not paid any cash dividends on our common stock, our Class A common stock or our Class B Stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock, our Class A common or our Class B stock in the foreseeable future. In addition, our credit facility and senior subordinated notes restrict our ability to pay dividends. See Note 11 to our consolidated financial statements.

Stock Performance Graph

The following graph compares the percentage change of our cumulative total stockholder return on our Common Stock (“CENT”) for the period from September 27, 2008 to September 28, 2013 with the cumulative total return of the NASDAQ Composite (U.S.) Index and the Dow Jones Non-Durable Household Products Index, a peer group index consisting of approximately 30 manufacturers and distributors of household products.

The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our Common Stock.

Total Return Analysis

	9/28/08	9/26/09	9/25/10	9/24/11	9/29/12	9/28/13
Central Garden & Pet Company	100.00	192.47	165.30	109.49	194.60	115.06
NASDAQ Composite	100.00	96.77	111.20	117.08	148.66	182.99
Dow Jones US Nondurable Household Products	100.00	87.53	96.52	99.62	116.31	134.06

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth the repurchases of any equity securities during the fourth quarter of the fiscal year ended September 28, 2013 and the dollar amount of authorized share repurchases, remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
June 30, 2013 – July 29, 2013	2,686	(2)	$7.36	—	$50,093,000
July 30, 2013 – August 29, 2013	4,689	(2)	6.56	—	50,093,000
August 30, 2013 – September 28, 2013	105	(2)	6.24	—	50,093,000

Total	7,480		$6.84	—	$50,093,000

(1)	During the third quarter of fiscal 2011, our Board of Directors authorized a $100 million share repurchase program. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock.
(2)	Shares purchased during the period indicated represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.

Item 6. Selected Financial Data

The following selected statement of operations and balance sheet data as of and for the five fiscal years in the period ended September 28, 2013 have been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto in “Item 8 – Financial Statements and Supplementary Data” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Fiscal Year Ended
	September 28, 2013	September 29, 2012	September 24, 2011	September 25, 2010	September 26, 2009
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales(1)	$1,653,633	$1,700,013	$1,628,652	$1,523,648	$1,614,300
Cost of goods sold and occupancy	1,189,731	1,185,855	1,134,733	1,008,482	1,086,974

Gross profit	463,902	514,158	493,919	515,166	527,326
Selling, general and administrative expenses	416,038	439,737	408,744	394,092	401,340
Goodwill and other impairments(2)	7,709	—	—	12,000	—

Income (loss) from operations(3)	40,155	74,421	85,175	109,074	125,986
Interest expense, net	(42,970)	(40,170)	(37,748)	(33,587)	(22,061)
Other income (expense)	(677)	678	550	419	52

Income (loss) before income taxes and noncontrolling interest	(3,492)	34,929	47,977	75,906	103,977
Income tax expense (benefit)	(2,592)	12,816	19,595	28,110	36,368

Income (loss) including noncontrolling interest	(900)	22,113	28,382	47,796	67,609
Net income attributable to noncontrolling interest	1,029	940	59	1,963	1,661

Net income (loss) attributable to Central Garden & Pet Company	$(1,929)	$21,173	$28,323	$45,833	$65,948

Net income (loss) per share attributable to Central Garden & Pet Company:
Basic	$(0.04)	$0.44	$0.50	$0.71	$0.95

Diluted	$(0.04)	$0.44	$0.50	$0.70	$0.94

Weighted average shares used in the computation of income (loss) per share:
Basic	48,094	47,622	56,217	64,272	69,499
Diluted	48,094	48,374	56,645	65,091	70,264

Other Data:
Depreciation and amortization	$32,968	$30,425	$28,566	$28,869	$29,155
Capital expenditures	$25,172	$39,592	$31,563	$24,190	$16,505
Cash provided (used) by operating activities	$(28,282)	$89,169	$51,008	$135,229	$221,638
Cash used in investing activities	$(25,122)	$(44,477)	$(56,237)	$(41,266)	$(20,542)
Cash provided (used) by financing activities	$20,309	$(8,575)	$(73,997)	$(88,167)	$(142,011)
Ratio of earnings to fixed charges(4)	—	1.84	2.23	3.20	5.36

	Fiscal Year Ended
	September 28, 2013	September 29, 2012	September 24, 2011	September 25, 2010	September 26, 2009
Balance Sheet Data:
Cash and short term investments	$32,976	$71,180	$29,851	$106,780	$85,668
Working capital	490,325	445,299	410,655	433,705	427,243
Total assets	1,161,160	1,149,547	1,093,003	1,130,884	1,150,925
Total debt	472,587	449,814	435,609	400,271	408,085
Equity	470,024	464,883	456,782	532,143	547,335

(1)	Fiscal years 2009, 2010, 2011 and 2013 included 52 weeks. Fiscal year 2012 included 53 weeks.
(2)	During the fourth quarter of fiscal 2010, we recognized a non-cash charge of $12.0 million related to the impairment of an indefinite-lived intangible asset in our Pet segment. During the fourth quarter of fiscal 2013, we recognized a non-cash charge of $7.7 million related to impairment of goodwill in our Garden segment.
(3)	During the fourth quarter of fiscal 2013, we recognized an $11.2 million charge related to certain new products introduced in fiscal 2013 in our Garden Segment.
(4)	For the purposes of determining the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes and noncontrolling interest and after eliminating undistributed earnings of equity method investees and before fixed charges. Fixed charges consist of interest expense incurred, the portion of rental expense under operating leases deemed by management to be representative of the interest factor and amortization of deferred financing costs. For the fiscal year ended September 28, 2013, earnings were insufficient to cover fixed charges by approximately $3.2 million, and the ratio is not meaningful.

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

Overview

Central Garden & Pet Company is a leading innovator, marketer and producer of quality branded products. We are one of the largest suppliers in the pet and lawn and garden supplies industries in the United States. The total pet food and supplies industry is estimated to be approximately $30 billion in annual retail sales. We estimate the annual retail sales of the pet supplies and super-premium pet food markets in the categories in which we participate to be approximately $13.5 billion. The total lawn and garden industry in the United States, which includes equipment, supplies and services, is estimated to be approximately $21 billion in annual retail sales. We estimate the annual retail sales of the lawn and garden supplies markets in the categories in which we participate to be approximately $6 billion. In addition, we participate in the pottery and seasonal décor markets.

Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, super premium dog and cat food and treats, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under the master brands including AdamsTM, Aqueon®, Avoderm®, BioSpot®, Farnam®, Four Paws®, Kaytee®, Nylabone®, Pinnacle®, TFHTM, Zilla® as well as a number of other brands including Altosid, Comfort Zone®, Coralife®, Interpet, Kent Marine®, Oceanic Systems®, Pet Select®, Pre-Strike®, Super Pet®, and Zodiac®.

Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, ant and other herbicide, insecticide and pesticide products; and decorative outdoor lifestyle and lighting products including pottery, trellises and other wood products and holiday lighting. These products are sold under the master brands AMDRO®, GKI/Bethlehem Lighting®, Ironite®, Pennington®, and Sevin®, as well as a number of other brand names including Grant’s®, Lilly Miller®, Matthews Four SeasonsTM, New England Pottery®, Norcal Pottery®, Over-N-Out®, Smart Seed® and The Rebels®.

In fiscal 2013, our consolidated net sales were $1.7 billion, of which our Pet segment, or Pet, accounted for approximately $888 million and our Lawn and Garden segment, or Garden, accounted for approximately $765 million. Fiscal 2013 included one less week than fiscal 2012. In fiscal 2013, our branded product sales were approximately $1.4 billion, or approximately 83% of total sales, sales of other manufacturers’ products were approximately 17% of total sales, and our gross profit margin was 28%. In fiscal 2013, our income from operations before corporate expenses and eliminations of $64 million was $104 million, of which the Pet segment accounted for $96 million and the Garden segment accounted for $8 million.

Recent Developments

Fiscal 2013 Operating Performance. Our operating earnings decreased 46% and we incurred a net loss for the fiscal year due primarily to our Garden segment which was impacted by both a charge related to new products introduced during fiscal 2013 that did not sell through as expected and a goodwill impairment charge.

Financial summary:

•

Net sales for fiscal 2013 decreased $46.4 million, or 2.7%, to $1,653.6 million. Our Garden segment sales decreased 0.5%, and our Pet segment sales decreased 4.6%. Fiscal 2013 and fiscal 2012 were 52 and 53 week years, respectively.

•	Gross margin decreased 210 basis points in fiscal 2013 to 28.1%, from 30.2% in 2012.

•

Our operating earnings decreased $34.2 million, or 46.0%, to $40.2 million in fiscal 2013, and decreased as a percentage of net sales to 2.4% from 4.4%. Garden segment operating earnings were impacted by an $11.2 million charge related to certain new products introduced in fiscal 2013 and a $7.7 million noncash goodwill impairment charge.

•	We incurred a net loss in fiscal 2013 of $1.9 million, or $0.04 per share on a diluted basis. Net earnings in fiscal 2012 were $21.2 million, or $0.44 per share on a diluted basis.

•

Our net cash used in operating activities was $28.3 million during fiscal 2013. In fiscal 2012, we had $89.2 million of cash provided by operating activities. Our cash and short term investments at September 28, 2013 were approximately $33 million, compared with approximately $71 million at September 29, 2012.

Leadership Change. In February 2013, John Ranelli was elected President and Chief Executive Officer. William E. Brown resigned as Chief Executive Officer, but continued as Chairman.

Asset Backed Loan Facility. On December 5, 2013, we entered into a Credit Agreement which provides for a $390 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on December 5, 2018. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full.

The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory minus certain reserves and subject to restrictions. We did not draw down under the Credit Facility upon closing. Borrowings under the Credit Facility will bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on our total outstanding borrowings. The applicable margin for LIBOR-based borrowings fluctuates between 1.25% - 1.75% (and was 1.25% at the time of closing) and the applicable margin for Base Rate borrowings fluctuates between 0.25% - 0.75% (and was 0.25% at the time of closing).

Organizational Change. In fiscal 2011 and 2012, we were focused on transforming the Company from a portfolio of separately run businesses into an integrated, multi-brand company.

During fiscal 2013, we adopted a more balanced approach, as we pursued change initiatives in ways that were intended to be consistent with our key operational objectives, including improving financial performance, providing superior customer service, delivering innovative new products and building our master brands. We expect to continue this balanced approach in the future and to continue to focus on eliminating inefficiencies and improving what is not working as planned.

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	Fiscal Year Ended
	September 28, 2013	September 29, 2012	September 24, 2011
Net sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy	71.9	69.8	69.7

Gross profit	28.0	30.2	30.3
Selling, general and administrative	25.2	25.9	25.1
Goodwill impairment	0.5	—	—

Income from operations	2.4	4.3	5.2
Interest expense, net	(2.6)	(2.4)	(2.3)
Other income	—	0.1	—
Income taxes	(0.2)	(0.7)	(1.2)
Noncontrolling interest	0.1	(0.1)	—

Net income	(0.1)%	1.2%	1.7%

Fiscal 2013 Compared to Fiscal 2012

Net Sales

Net sales for fiscal 2013 decreased $46.4 million, or 2.7%, to $1,653.6 million from $1,700.0 million in fiscal 2012. Fiscal 2013, which was a 52-week year, included one less week than fiscal 2012. Our branded product sales decreased $44.6 million, and sales of other manufacturers’ products decreased $1.8 million. Branded product sales include products we manufacture under Central brand names and products we manufacture under third-party brands. Sales of our branded products represented 83.2% of our total sales in fiscal 2013 compared with 83.5% in fiscal 2012.

The following table indicates each class of similar products which represented more than 10% of our consolidated net sales in the fiscal years presented (in millions):

Category	2013	2012	2011
Pet supplies (excluding wild bird feed)	$807.4	$847.1	$773.1
Controls and fertilizers	274.9	281.7	260.0
Wild bird feed	210.8	205.1	197.5
Other garden supplies	183.5	185.7	212.1
Grass seed	177.0	180.4	185.9

Total	$1,653.6	$1,700.0	$1,628.6

Our Pet segment’s net sales for fiscal 2013 decreased $42.5 million, or 4.6%, to $888.2 million from $930.7 million in fiscal 2012. The absence of the extra week impacted Pet segment sales in fiscal 2013 by approximately $16.9 million. Pet branded product sales declined due primarily to decreased sales of $13.3 million in our animal health category, and $7.6 million in our pet nutrition category. The decrease in animal health sales reflected lower direct advertising and promotional spending as well as the non-recurrence of the prior year initial sell-in to a new channel, while the decrease in pet nutrition sales was principally due to lost distribution. Sales of other manufacturers’ products decreased approximately $2.8 million as compared with fiscal 2012.

Our Garden segment’s net sales for fiscal 2013 decreased $3.9 million, or 0.5%, to $765.4 million from $769.3 million in fiscal 2012. The absence of the extra week impacted Garden segment sales in fiscal 2013 by approximately $11.4 million. Garden branded product sales increased, after taking into account the $11.4 million attributable to the extra week in the prior fiscal year, due primarily to an $8.5 million increase in wild bird feed attributable to both volume and price gains. Sales of other manufacturers’ products increased approximately $1.0 million compared to fiscal 2012.

Gross Profit

Gross profit decreased $50.2 million, or 9.8%, to $463.9 million from $514.1 million in fiscal 2012. Gross profit as a percentage of net sales declined from 30.2% in fiscal 2012 to 28.1% for fiscal 2013.

Gross profit decreased in the Pet segment for fiscal 2013 due to decreased sales and a lower gross margin than in fiscal 2012. The largest contributor to the lower gross profit and gross margin was our animal health products, which were impacted primarily by decreased sales volume of our flea and tick products and small animal products. Flea and tick product sales in the prior year included the initial sell-in to a new channel and our small animal category was impacted by increased competition and product manufacturing issues related to the closure and relocation of a production facility.

Gross profit and gross margin declined in the Garden segment due primarily to the lower profitability in our controls and fertilizer category. This category was impacted by a decline in margin, including an $11.2 million charge in the fourth quarter of fiscal 2013 related to new products introduced in fiscal 2013. The fourth quarter charge related to the costs associated with inventory and product and packaging changes to certain new products introduced in the spring of 2013.

Selling, General and Administrative

Selling, general and administrative expenses decreased $23.7 million, or 5.4%, from $439.7 million in fiscal 2012 to $416.0 million in fiscal 2013. As a percentage of net sales, selling, general and administrative expenses decreased from 25.9% in fiscal 2012 to 25.2% in fiscal 2013. Fiscal 2012 included an extra week, which impacted selling, general and administrative expenses by approximately $8.0 million. The change in selling, general and administrative expenses, discussed further below, was due primarily to decreased selling and delivery expense. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and information technology functions.

Selling and delivery expense decreased $22.0 million, or 8.6%, from $256.0 million in fiscal 2012 to $234.0 million in fiscal 2013. Selling and delivery expense as a percentage of net sales decreased from 15.1% in fiscal 2012 to 14.2% in fiscal 2013. The decrease was due to decreased advertising and promotional expenditures in our Pet segment, headcount reductions and lower selling and delivery expense resulting from our lower sales volume.

Warehouse and administrative expense decreased $1.7 million, or 0.9%, from $183.7 million in fiscal 2012 to $182.0 million in fiscal 2013. The decrease was due primarily to payroll related and third party provider costs, partially offset by higher corporate expenses, due primarily to insurance program, information technology and payroll related costs. Increased information technology costs were primarily related to increased payroll and amortization expense related to our SAP implementation.

Impairment

We reviewed our goodwill for impairment. An impairment loss is recognized for goodwill if its carrying value exceeds its fair value. The goodwill fair values are estimated using the discounted cash flow related to the assets. During the fourth quarter of fiscal 2013, we recognized a non-cash charge of $7.7 million related to the impairment of goodwill within our Garden segment due to its continuing poor performance.

Operating Income

Operating income decreased $34.2 million in fiscal 2013, or 46.0%, to $40.2 million from $74.4 million in fiscal 2012, due to a decrease in gross profit, as the impact of the decrease in sales was amplified by a decline in gross margin, partially offset by a decrease in selling, general and administrative expenses. Pet operating income increased $7.8 million, or 8.9%, in fiscal 2013 to $95.4 million, as a decrease in selling, general and administrative costs, more than offset the impact of decreased net sales and a 50 basis point decline in gross margin. Garden operating income decreased $32.0 million, or 79.2%, in fiscal 2013 to $8.4 million due primarily to the decline in gross margin. Garden operating income was impacted by an $11.2 million charge in the fourth quarter of fiscal 2013 related to new control and fertilizer products introduced in fiscal 2013 and a $7.7 million noncash goodwill impairment charge. Corporate operating expense increased $10.0 million in fiscal 2013, or 18.7%, due primarily to an increase in insurance program costs and increased information technology expenses.

Net Interest Expense

Net interest expense increased $2.8 million, or 7.2%, from $40.2 million in fiscal 2012 to $43.0 million in fiscal 2013. Interest expense increased due to an increase in the average debt outstanding to $506 million in fiscal 2013 compared to $474 million in fiscal 2012. Our average interest rates for fiscal 2013 and 2012 were 8.1% and 8.2%, respectively. Debt outstanding on September 28, 2013 was $472.6 million compared to $499.8 million as of September 29, 2012.

Other Income (Expense)

Other income decreased $1.4 million from $0.7 million of income in fiscal 2012 to $0.7 million of expense in fiscal 2013. The decrease was due primarily to realized and unrealized gains and losses from derivative contracts used to economically hedge anticipated commodity purchases for use in our products. Other income (expense) is comprised of income from investments accounted for under the equity method of accounting, foreign currency exchange gains and losses, and realized and unrealized gains and losses from derivative contracts used to economically hedge anticipated commodity purchases for use in our products.

Income Taxes

Our effective income tax rate in fiscal 2013 was a 74.3% benefit, compared to 36.7% expense in fiscal 2012. The tax rate in fiscal 2013 was impacted by tax credits available in the current year applied to the fiscal 2013 loss.

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

Operating Income

Operating income decreased $10.8 million in fiscal 2012, or 12.6%, to $74.4 million from $85.2 million in fiscal 2011, due to increased sales and gross profit offset by a lower gross margin and increased selling, general and administrative costs. Operating income declined in Garden and operating expense increased in Corporate, partially offset by an increase in Pet. Pet operating income increased $10.0 million in fiscal 2012, or 12.9%, due primarily to increased sales and an improved gross margin, partially offset by increased selling, general and administrative costs, primarily increased advertising and marketing costs. Garden operating income declined $9.7 million in fiscal 2012, or 19.4%, to $40.3 million from $50.0 million in fiscal 2011 due primarily to lower sales and a lower gross margin. Corporate operating expense increased $11.1 million in fiscal 2012, or 26.1%, due primarily to the Company’s transformational efforts to centralize certain supply chain activities that were either new or formerly performed within the business units. This resulted in additional corporate operating expenses of $5.3 million. The remaining increase in Corporate operating expenses primarily related to increased legal costs and other transformational activity costs that are managed centrally.

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

Inflation

Our revenues and margins are dependent on various economic factors, including rates of inflation, energy costs, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. Historically, in certain fiscal periods, we have been adversely impacted by rising input costs related to domestic inflation, particularly relating to grain and seed prices, fuel prices and the ingredients used in our garden controls and fertilizer. Rising costs have made it difficult for us to increase prices to our retail customers at a pace sufficient to enable us to maintain margins.

In recent years, our business was negatively impacted by low consumer confidence, as well as other macro-economic factors. In fiscal 2012, commodity costs continued to increase and they remained at elevated levels in fiscal 2013. We continue to monitor commodity prices in order to take action to mitigate the impact of increasing raw material costs.

Weather and Seasonality

Our sales of lawn and garden products are influenced by weather and climate conditions in the different markets we serve. Additionally, our Garden segment’s business is highly seasonal. In fiscal 2013, approximately 68% of our Garden segment’s net sales and 60% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.

Liquidity and Capital Resources

We have financed our growth through a combination of internally generated funds, bank borrowings, supplier credit, and sales of equity and debt securities to the public.

Our business is seasonal and our working capital requirements and capital resources track closely to this seasonal pattern. Generally, during the first fiscal quarter, accounts receivable reach their lowest level while inventory, accounts payable and short-term borrowings begin to increase. During the second fiscal quarter, receivables, accounts payable and short-term borrowings increase, reflecting the build-up of inventory and related payables in anticipation of the peak lawn and garden selling season. During the third fiscal quarter, inventory levels remain relatively constant while accounts receivable peak and short-term borrowings start to decline as cash collections are received during the peak selling season. During the fourth fiscal quarter, inventory levels are at their lowest, and accounts receivable and payables are substantially reduced through conversion of receivables to cash.

We service two broad markets: pet supplies and lawn and garden supplies. Our pet supplies businesses involve products that have a year round selling cycle with a slight degree of seasonality. As a result, it is not necessary to maintain large quantities of inventory to meet peak demands. On the other hand, our lawn and garden businesses are highly seasonal with approximately 68% of our Garden segment’s net sales occurring during the second and third fiscal quarters. This seasonality requires the shipment of large quantities of product well ahead of the peak consumer buying periods. To encourage retailers and distributors to stock large quantities of inventory, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.

Operating Activities

Net cash used in operating activities increased $117.5 million, from $89.2 million of cash provided by operating activities in fiscal 2012 to $28.3 million of cash used in operating activities in fiscal 2013. The increase in cash used in operating activities was due primarily to increases in our working capital accounts, principally inventory. Inventory balances increased over the prior year as we built safety stock to ensure we could meet the anticipated needs of our customers. Higher inventory levels also reflected a weaker than anticipated Garden season and poor sell-through of our two newly introduced garden products. Additionally, strategic purchases and cost inflation impacted our inventory levels.

Cash provided by operating activities increased $38.2 million from $51.0 million in fiscal 2011 to $89.2 million in fiscal 2012. The increase was due primarily to a decrease in working capital investment, principally inventory, as the growth in inventory in prior years was not necessary in the current year. Our working capital accounts decreased approximately $6.6 million from the end of fiscal 2011 due primarily to decreased investment in inventory as compared to fiscal 2011.

Investing Activities

Net cash used in investing activities decreased $19.4 million from approximately $44.5 million in fiscal 2012 to approximately $25.1 million in fiscal 2013. The decrease in cash used in investing activities was due primarily to a decrease in capital expenditures in the current year. The amount invested in facility consolidation and our ERP implementation in fiscal 2012 was below the amount invested in fiscal 2013. During fiscal 2013, we received proceeds from the sale of short term investments, which were offset by payments made related to the acquisition of FourStar Microbial Products, LLC (“Four Star Microbial”). In December 2012, we acquired the remaining majority interest in FourStar Microbial for approximately $4.8 million in cash with possible contingent future performance-based payments. The operating results of FourStar Microbial had no material impact on our consolidated financial statements and the purchase price paid is included in other assets and liabilities on our consolidated balance sheets. While the acquisition did not have a material impact on our fiscal 2013 financial results, it should enhance our capability to service professional providers of mosquito abatement.

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

Financing Activities

Net cash provided by financing activities increased $28.9 million from $8.6 million of cash used by financing activities in fiscal 2012 to $20.3 million of cash provided by financing activities in fiscal 2013. The increase in cash provided was due primarily to increased net borrowings under our revolving credit facility in fiscal 2013 compared to fiscal 2012. The higher net borrowings in fiscal 2013 were partially offset by lower repurchases of our common stock. During fiscal 2013, our repurchases of our common stock totaled $1.5 million, compared to $36.2 million in fiscal 2012.

Net cash used in financing activities decreased $65.4 million from $74.0 million in fiscal 2011 to $8.6 million in fiscal 2012. The decrease in cash used was due primarily to our private placement of an additional $50 million aggregate principal amount of our 2018 Notes during the second quarter of fiscal 2012, lower net borrowings under our revolving credit facility in the current year compared to the prior year period, and lower repurchases of our common stock during fiscal 2012. During fiscal 2012, we repurchased $20.9 million of our common stock which consisted of 0.7 million shares of our voting common stock (CENT) at an aggregate cost of approximately $5.6 million, or approximately $8.02 per share, and 1.9 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $15.3 million, or approximately $8.05 per share.

We expect that our principal sources of funds will be cash generated from our operations and, if necessary, borrowings under our $390 million asset backed loan facility. Based on our anticipated cash needs, availability under our asset backed loan facility and the scheduled maturity of our debt, we believe that our sources of liquidity should be adequate to meet our working capital, capital spending and other cash needs for at least the next 12 months. However, we cannot assure you that these sources will continue to provide us with sufficient liquidity and, should we require it, that we will be able to obtain financing on terms satisfactory to us, or at all.

We believe that cash flows from operating activities, funds available under our asset backed loan facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures will not exceed $30 million for the next 12 months, which are related primarily to replacements and upgrades to plant and equipment and investment in our implementation of a scalable enterprise-wide information technology platform. We are investing in this information technology platform to improve existing operations, support future growth and enable us to take advantage of new applications and technologies. We have invested approximately $82 million from fiscal 2005 through fiscal 2013 in this initiative. Capital expenditures for 2014 and beyond will depend upon the pace of conversion of those remaining legacy systems. This initiative, when complete, will combine our numerous information systems and create a common business model and common data, which should create greater efficiency and effectiveness.

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

Stock Repurchases

During fiscal 2013, we repurchased 0.2 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $1.5 million, or approximately $9.06 per share. During the third quarter of fiscal 2011, our Board of Directors authorized a $100 million share repurchase program, under which approximately $50.1 million is available for repurchases in fiscal 2014 and thereafter.

At September 28, 2013, our total debt outstanding was $472.6 million versus $449.8 million at September 29, 2012.

Senior Credit Facility

On June 8, 2011, we amended our $275 million, five-year senior secured revolving credit facility (the “Old Credit Facility”) included in our Amended and Restated Credit Agreement (the “Old Credit Agreement”). Under the modified terms, the Old Credit Facility has a borrowing capacity of $375 million and a maturity date of June 2016. On August 1, 2013 we further amended the Old Credit Facility. Under the terms of this amendment, our minimum interest coverage ratio was further reduced to 2.25 times, from 2.5 times and a minimum asset coverage ratio was added at 1.1 times. There was $23 million outstanding as of September 28, 2013 under the Old Credit Facility. There were no letters of credit outstanding under the Old Credit Facility as of September 28, 2013. There were other letters of credit of $17.5 million outstanding as of September 28, 2013. As of September 28, 2013, there were $351.1 million of unused commitments under the Old Credit Facility or, after giving effect to the financial covenants in the Old Credit Agreement, $166.9 million of available unused commitments.

As of September 28, 2013, the applicable interest rate on the Old Credit Facility related to alternate base rate borrowings was 5.0%, and the applicable interest rate related to LIBOR rate borrowings was 2.9%.

The Old Credit Facility was guaranteed by our material subsidiaries and was secured by our assets, excluding real property but including substantially all of the capital stock of our subsidiaries. The Old Credit Agreement contained certain financial and other covenants which required us to maintain minimum levels of interest coverage and maximum levels of senior debt to EBITDA and that restrict our ability to repurchase our stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Old Credit Facility. We were in compliance with all financial covenants as of September 28, 2013.

Asset Backed Loan Facility

On December 5, 2013, we entered into new credit agreement which provides for a $390 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if we exercise the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on December 5, 2018 and replaced our Old Credit Facility. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full.

The Credit Facility is subject to a borrowing base, reduced capacity due to reserves and certain other restrictions. The borrowing base is calculated using a formula based upon eligible receivables and inventory minus certain reserves. Had the Credit Facility been in place as of September 28, 2013, the borrowing base would have been approximately $325 million.

Borrowings under the Credit Facility will bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on our total outstanding borrowings. The applicable margin for LIBOR-based borrowings fluctuates between 1.25% – 1.75% (and was 1.25% at the time of closing) and the applicable margin for Base Rate borrowings fluctuates between 0.25% and 0.75% (and was 0.25% at closing).

Senior Subordinated Notes

On March 8, 2010, we issued $400 million aggregate principal amount of 8.25% senior subordinated notes due March 1, 2018 (the “2018 Notes”). On February 13, 2012, we issued an additional $50 million aggregate principal amount of our 2018 Notes at a price of 98.501%, plus accrued interest from September 1, 2011, in a private placement. We used the net proceeds from the offering to pay a portion of the outstanding balance under our Old Credit Facility.

The estimated fair value of our $450 million of 2018 Notes as of September 28, 2013 was approximately $449.5 million. The estimated fair value is based on quoted market prices for these notes.

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

The 2018 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of September 28, 2013.

Contractual Obligations

The table below presents our significant contractual cash obligations by fiscal year:

Contractual Obligations	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Thereafter	Total
	(in millions)
Long-term debt, including current maturities (1)	$0.1	$0.1	$23.0	$—	$450.0	$—	$473.2
Interest payment obligations (2)	37.1	37.1	37.1	37.1	18.6	—	167.0
Operating leases	15.9	12.0	8.6	6.0	2.1	1.7	46.3
Purchase commitments (3)	106.8	48.8	28.8	16.1	11.6	6.6	218.7
Performance-based payments (4)	—	—	—	—	—	—	—

Total	$159.9	$98.0	$97.5	$59.2	$482.3	$8.3	$905.2

(1)	Excludes $17.5 million of outstanding letters of credit related to normal business transactions. Excludes unamortized discount of $0.6 million related to the $450 million 2018 Notes. See Note 11 to the consolidated financial statements for further discussion of long-term debt.
(2)	Estimated interest payments to be made on our long-term debt. See Note 11 to the consolidated financial statements for description of interest rate terms.
(3)	Contracts for purchases of grains, grass seed and pet food ingredients, used primarily to mitigate risk associated with increases in market prices and commodity availability.
(4)	Possible performance-based payments associated with prior acquisitions of businesses are not included in the above table, because they are based on future performance of the businesses acquired, which is not yet known. Performance-based payments were not owed or made in fiscal 2013 and 2012, and were approximately $1.9 million in fiscal 2011. Potential performance-based periods extend through 2015. In addition, we may be obligated to pay up to $5.1 million in future performance payments if and when certain revenue targets are achieved.

As of September 28, 2013, we had unrecognized tax benefits of $0.4 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

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

Recent Accounting Pronouncements

Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued an update to ASU No. 2011-05, ASU No. 2011-12, which was issued to defer the effective date for amendments to the reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05. ASU 2011-05 and the amendments in ASU No. 2011-12 are effective for fiscal years and interim periods within those years, beginning after December 15, 2011 and became effective for us on September 30, 2012. We elected to report other comprehensive income and its components in a separate statement of comprehensive income. While the new guidance changed the presentation of comprehensive income, there were no changes to the components that are recognized in net income or other comprehensive income as determined under previous accounting guidance. The amended guidance did not have a material effect on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). This guidance requires entities to disclose, either in the notes to the consolidated financial statements or parenthetically on the face of the statement that reports comprehensive income (loss), items reclassified out of Accumulated other comprehensive income (loss) and into net earnings in their entirety and the effect of the reclassification on each affected Statement of Operations line item. In addition, for Accumulated other comprehensive income (loss) reclassification items that are not reclassified in their entirety into net earnings, a cross reference to other required accounting standard disclosures is required. This guidance became effective for us on September 29, 2013. This new guidance did not have a material impact on our consolidated financial statements.

Goodwill

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The guidance is effective for fiscal years beginning after December 15, 2011, and became effective for us on September 30, 2012. This new guidance did not have a material impact on our consolidated financial statements.

Intangible Assets

In July 2012, the FASB issued an ASU No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies the manner in which companies test indefinite-lived intangible assets for impairment. The ASU permits companies to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The guidance became effective for us on September 30, 2012. This new guidance did not have a material impact on our consolidated financial statements.

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

In connection with our annual goodwill impairment testing performed during fiscal 2013, the first step of such testing indicated that the fair value of our Pet segment reporting units exceeded their carrying value, and accordingly, no further testing of goodwill was required for the Pet segment. However, the carrying value of our Garden segment reporting units exceeded their estimated fair value, indicating potential impairment. Based on further analysis, it was determined that the entire carrying value of our Garden segment goodwill was impaired, resulting in a non-cash goodwill impairment charge of $7.7 million.

In connection with our annual goodwill impairment testing performed during fiscal 2012 and 2011, the first step of such testing indicated that the fair value of our reporting segments exceeded their carrying value by more than 10%, and accordingly, no further testing of goodwill was required.

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

During fiscal 2013, we performed an evaluation of the fair value of our indefinite-lived trade names and trademarks. Our expected revenues were based on our fiscal 2014 plan and market growth or decline estimates for fiscal 2014 through fiscal 2019. No impairment was indicated during our fiscal 2013 analysis of our indefinite-lived trade names and trademarks.

During fiscal 2012, we performed an evaluation of the fair value of our indefinite-lived trade names and trademarks. Our expected revenues were based on our fiscal 2013 plan and market growth or decline estimates for fiscal 2013 through fiscal 2018. We also included revenue growth estimates based on current initiatives expected to help us improve performance. No impairment was indicated during our fiscal 2012 analysis of our indefinite-lived trade names and trademarks.

Long-Lived Assets

We review our long-lived assets, including amortizable intangibles and property, plant and equipment, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized for amortizable intangible assets and property, plant and equipment when estimated undiscounted future cash flows expected to result from use of the asset are less than its carrying amount. Management determines fair value by estimating future cash flows as a result of forecasting sales and costs. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. No factors indicating the carrying value of our long-lived assets may not be recoverable were present in fiscal 2013, and accordingly, no impairment testing was performed on these assets. No factors indicating the carrying value of our long-lived assets may not be recoverable were present in fiscal 2012, and accordingly, no impairment testing was performed on these assets. Should market conditions or the assumptions used by us in determining the fair value of assets change, or management change plans regarding the future usage of certain assets, additional charges to operations may be required in the period in which such conditions occur.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes result primarily from bad debt allowances, inventory and goodwill write-downs, depreciation and nondeductible reserves. We establish a valuation allowance for deferred tax assets when management believes it is more likely than not a deferred tax asset will not be realized. As of fiscal 2013 and 2012, we had valuation allowances related to various state and foreign net deferred tax assets of $7.0 million and $7.3 million, respectively. We have no undistributed foreign earnings.

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

Interest Rate Risk. The interest payable on our Old Credit Facility was, and the New Credit Facility is, based on variable interest rates and therefore affected by changes in market interest rates. We had $23.0 million of variable rate debt outstanding as of September 28, 2013 under our Old Credit Facility. If interest rates on our average variable rate debt outstanding during the fiscal year had changed by 100 basis points compared to actual rates, interest expense would have increased or decreased by approximately $0.6 million in fiscal 2013. In addition, we have investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates.

Commodity Prices. We are exposed to fluctuations in market prices for grains, grass seed, chemicals, fertilizer ingredients and pet food ingredients. To mitigate risk associated with increases in market prices and commodity availability, we enter into contracts for purchases, primarily to ensure commodity availability to us in the future. As of September 28, 2013, we had entered into fixed purchase commitments for commodities totaling approximately $218.7 million. A 10% change in the market price for these commodities would result in an additional pretax gain or loss of $21.9 million as the related inventory containing those inputs is sold.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of September 28, 2013.

(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2013. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders under the captions “Election of Directors,” “Further Information Concerning the Board of Directors – Committees of the Board”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.” See also Item 1 – Business above.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders under the captions “Executive Compensation” and “Further Information Concerning the Board of Directors – Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders under the captions “Ownership of Management and Principal Stockholders” and Executive Compensation – “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders under the captions “Further Information Concerning the Board of Directors – Board Independence” and “Transactions with the Company.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm.”

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

Date: December 11, 2013

CCENTRAL GARDEN & PET COMPANY

By	/S/ JOHN R. RANELLI
John R. Ranelli
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/S/ JOHN R. RANELLI John R. Ranelli	Director, Chief Executive Officer and President (Principal Executive Officer)	December 11, 2013

/S/ LORI A. VARLAS Lori A. Varlas	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 11, 2013

/S/ WILLIAM E. BROWN William E. Brown	Chairman	December 11, 2013

/S/ JOHN B. BALOUSEK John B. Balousek	Director	December 11, 2013

/S/ DAVID N. CHICHESTER David N. Chichester	Director	December 11, 2013

/S/ BROOKS M. PENNINGTON, III Brooks M. Pennington, III	Director	December 11, 2013

/S/ ALFRED A. PIERGALLINI Alfred A. Piergallini	Director	December 11, 2013

/S/ M. BETH SPRINGER M. Beth Springer	Director	December 11, 2013

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Central Garden & Pet Company’s management, under the supervision of Central’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of Central’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

Based on evaluation of the criteria set forth by COSO in Internal Control – Integrated Framework (1992), management concluded that our internal control over financial reporting was effective as of September 28, 2013.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Central Garden & Pet Company:

We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company”) as of September 28, 2013 and September 29, 2012, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended September 28, 2013. We also have audited the Company’s internal control over financial reporting as of September 28, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Garden & Pet Company and subsidiaries as of September 28, 2013 and September 29, 2012, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 28, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche, LLP

San Francisco, California

December 11, 2013

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED BALANCE SHEETS

	September 28, 2013	September 29, 2012
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,156	$48,475
Short term investments	17,820	22,705
Accounts receivable, net	194,260	202,422
Inventories	391,934	330,032
Prepaid expenses, deferred income taxes and other	53,484	48,149

Total current assets	672,654	651,783
Plant, property and equipment, net	188,913	191,163
Goodwill	205,756	210,223
Other intangible assets, net	79,868	78,853
Other assets	13,969	17,525

Total	$1,161,160	$1,149,547

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$103,569	$126,662
Accrued expenses	78,618	79,491
Current portion of long-term debt	142	331

Total current liabilities	182,329	206,484
Long-term debt	472,445	449,483
Deferred income taxes and other long-term obligations	36,362	28,697
Commitments and contingencies (Note 12)
Equity:
Common stock	122	122
Class A common stock	353	347
Class B stock	16	16
Additional paid-in capital	389,153	382,195
Retained earnings	77,592	79,718
Accumulated other comprehensive income	1,442	1,539

Total Central Garden & Pet shareholders’ equity	468,678	463,937
Noncontrolling interest	1,346	946

Total equity	470,024	464,883

Total	$1,161,160	$1,149,547

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 28, 2013	September 29, 2012	September 24, 2011
	(in thousands, except per share amounts)
Net sales	$1,653,633	$1,700,013	$1,628,652
Cost of goods sold and occupancy	1,189,731	1,185,855	1,134,733

Gross profit	463,902	514,158	493,919
Selling, general and administrative expenses	416,038	439,737	408,744
Goodwill impairment	7,709	0	0

Income from operations	40,155	74,421	85,175
Interest expense	(43,112)	(40,315)	(38,044)
Interest income	142	145	296
Other income (expense)	(677)	678	550

Income (loss) before income taxes and noncontrolling interest	(3,492)	34,929	47,977
Income tax expense (benefit)	(2,592)	12,816	19,595

Net income (loss) including noncontrolling interest	(900)	22,113	28,382
Net income attributable to noncontrolling interest	1,029	940	59

Net income (loss) attributable to Central Garden & Pet Company	$(1,929)	$21,173	$28,323

Net income (loss) per share attributable to Central Garden & Pet Company:
Basic	$(0.04)	$0.44	$0.50
Diluted	$(0.04)	$0.44	$0.50
Weighted average shares used in the computation of net income per share:
Basic	48,094	47,622	56,217
Diluted	48,094	48,374	56,645

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Fiscal Year Ended
	September 28, 2013	September 29, 2012	September 24, 2011
Net income (loss)	$(900)	$22,113	$28,382
Other comprehensive income (loss):
Foreign currency translation	(97)	520	75

Total comprehensive income (loss)	(997)	22,633	28,457
Comprehensive income attributable to noncontrolling interests	1,029	940	59

Comprehensive income (loss) attributable to Central Garden & Pet Company	$(2,026)	$21,693	$28,398

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(dollars in thousands)

	Central Garden & Pet Company
	Common Stock		Class A Common Stock		Class B Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 25, 2010	16,258,704	$163	43,696,426	$437	1,652,262	$16	$483,817	$45,319	$944	$530,696	$1,447	$532,143
Stock-based compensation	0	0	0	0	0	0	5,545	0	0	5,545	0	5,545
Tax deficiency on exercise of stock options, net of tax benefit	0	0	0	0	0	0	(501)	0	0	(501)	0	(501)
Restricted share activity	(5,867)	(1)	470,009	4			(267)			(264)		(264)
Issuance of common stock	14,401	0	421,183	4	0	0	1,570	0	0	1,574	0	1,574
Repurchase of common stock	(3,317,645)	(33)	(8,646,258)	(86)	0	0	(93,956)	(14,597)	0	(108,672)	0	(108,672)
Distribution to noncontrolling interest											(1,500)	(1,500)
Other comprehensive income.	0	0	0	0	0	0	0	0	75	75	0	75
Net income	0	0	0	0	0	0	0	28,323	0	28,323	59	28,382

Balance, September 24, 2011	12,949,593	129	35,941,360	359	1,652,262	16	396,208	59,045	1,019	456,776	6	456,782
Stock-based compensation	0	0	0	0	0	0	5,449	0	0	5,449	0	5,449
Tax benefit on exercise of stock options	0	0	0	0	0	0	56	0	0	56	0	56
Restricted share activity	(9,722)	(0)	90,540	1			369			370		370
Issuance of common stock	0	0	579,702	6	0	0	471	0	0	477	0	477
Repurchase of common stock	(692,300)	(7)	(1,904,700)	(19)	0	0	(20,358)	(500)	0	(20,884)	0	(20,884)
Other comprehensive income.	0	0	0	0	0	0	0	0	520	520	0	520
Net income	0	0	0	0	0	0	0	21,173	0	21,173	940	22,113

Balance, September 29, 2012	12,247,571	122	34,706,902	347	1,652,262	16	382,195	79,718	1,539	463,937	946	464,883
Stock-based compensation	0	0	0	0	0	0	4,210	0	0	4,210	0	4,210
Tax deficiency on exercise of stock options, net of tax benefit	0	0	0	0	0	0	(90)	0	0	(90)	0	(90)
Restricted share activity	(820)	0	442,238	4			2,460			2,464		2,464
Issuance of common stock	0	0	307,761	3	0	0	1,683	0	0	1,686	0	1,686
Repurchase of common stock	0	0	(165,900)	(1)	0	0	(1,305)	(197)	0	(1,503)	0	(1,503)
Distribution to noncontrolling interest											(629)	(629)
Other comprehensive loss	0	0	0	0	0	0	0	0	(97)	(97)	0	(97)
Net loss	0	0	0	0	0	0	0	(1,929)	0	(1,929)	1,029	(900)

Balance, September 28, 2013	12,246,751	$122	35,291,001	$353	1,652,262	$16	$389,153	$77,592	$1,442	$468,678	$1,346	$470,024

See notes to consolidated financial statements

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 28, 2013	September 29, 2012	September 24, 2011
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(900)	$22,113	$28,382
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	32,968	30,425	28,566
Stock-based compensation	15,892	7,510	7,447
Excess tax benefits from stock-based awards	(388)	(1,881)	(945)
Deferred income taxes	(3,233)	14,411	25,289
Loss on acquisition of business	370	0	0
Loss on sale of property, plant and equipment	547	180	110
Unrealized (gains) losses on derivative financial instruments	0	(83)	57
Goodwill impairment	7,709	0	0
Changes in assets and liabilities (excluding businesses acquired):
Receivables	8,185	(6,841)	37
Inventories	(61,697)	(164)	(31,683)
Prepaid expenses and other assets	4,798	7,549	(3,339)
Accounts payable	(23,866)	9,805	7,404
Accrued expenses	(7,781)	4,955	(9,956)
Other long-term obligations	(886)	1,190	(361)

Net cash provided (used) by operating activities	(28,282)	89,169	51,008

Cash flows from investing activities:
Additions to property, plant and equipment	(25,172)	(39,592)	(31,563)
Businesses acquired, net of cash acquired	(4,835)	0	(25,307)
Return of equity method investment	0	0	3,133
Sale of (investment in) short-term investments	4,885	(4,885)	(2,500)

Net cash used in investing activities	(25,122)	(44,477)	(56,237)

Cash flows from financing activities:
Repayments on revolving line of credit	(368,000)	(339,000)	(668,000)
Borrowings on revolving line of credit	391,000	304,000	703,000
Repayments of long-term debt	(332)	(353)	(335)
Issuance of long-term debt	0	49,312	0
Proceeds from issuance of common stock	613	2,129	1,675
Excess tax benefits from stock-based awards	388	1,881	945
Repurchase of common stock, including shares surrendered for tax withholding	(2,731)	(24,829)	(108,727)
Distribution to noncontrolling interest	(629)	0	(1,500)
Payment of financing costs	0	(1,715)	(1,055)

Net cash provided (used) by financing activities	20,309	(8,575)	(73,997)

Effect of exchange rate changes on cash and equivalents	(224)	327	(203)

Net (decrease) increase in cash and cash equivalents	(33,319)	36,444	(79,429)
Cash and cash equivalents at beginning of year	48,475	12,031	91,460

Cash and cash equivalents at end of year	$15,156	$48,475	$12,031

Supplemental information:
Cash paid for interest	$42,960	$40,930	$37,936
Cash paid for income taxes – net of refunds	(2,493)	(8,048)	(947)
Non-cash investing activities:
Capital expenditures incurred but not paid	926	1,677	1,974
Liability for contingent performance based payments	4,165	0	0
Non-cash financing activities:
Repurchased shares not yet settled	0	0	2,211
Restricted share stock bonus	9,579	948	0

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended September 28, 2013,

September 29, 2012, and September 24, 2011

1. Organization and Significant Accounting Policies

Organization – Central Garden & Pet Company (“Central”), a Delaware corporation, and subsidiaries (the “Company”), is a leading marketer and producer of quality branded products for the pet and lawn and garden supplies markets.

Basis of Consolidation and Presentation – The consolidated financial statements include the accounts of Central and all majority-owned subsidiaries. Noncontrolling interests in consolidated entities are recognized for the share of assets, liabilities and operating results not owned by Central. All intercompany balances and transactions have been eliminated. The fiscal years ended September 28, 2013 and September 24, 2011 included 52 weeks; the fiscal year ended September 29, 2012 included 53 weeks.

Noncontrolling Interest – Noncontrolling interest in the Company’s consolidated financial statements represents the 20% interest not owned by the Company in a consolidated subsidiary. Since the Company controls this subsidiary, its financial statements are fully consolidated with those of the Company, and the noncontrolling owner’s 20% share of the subsidiary’s net assets and results of operations is deducted and reported as noncontrolling interest on the consolidated balance sheets and as net income (loss) attributable to noncontrolling interest in the consolidated statements of operations.

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

Revenue Recognition – Sales are recognized when merchandise is shipped, risk of loss and title passes to the customer and the Company has no further obligations to provide services related to such merchandise. Discounts, volume-based rebate incentives and most cooperative advertising amounts are recorded as a reduction of sales. The Company’s practice on product returns is to accept and credit the return of unopened cases of products from customers where the quantity is small, where the product has been mis-shipped or the product is defective. Provisions are made for estimated sales returns which are deducted from net sales at the time of shipment. Sales also include shipping and handling costs billed directly to customers. The amount billed to customers for shipping and handling costs included in net sales for the fiscal years ended September 28, 2013, September 29, 2012 and September 24, 2011 was $6.9 million, $4.8 million and $2.7 million, respectively.

Cost of goods sold and occupancy consists of cost of product, inbound freight charges, purchasing and receiving costs, certain indirect purchasing, merchandise handling and storage costs, internal transfer costs as well as allocations of overhead costs, including depreciation, related to the Company’s facilities. Cost of goods sold excludes substantially all shipping and handling and out-bound freight costs to customers, which are included in selling, general and administrative expenses as delivery expenses. The cost of shipping and handling, including internal costs and payments to third parties, included in delivery expenses within selling, general and administrative expenses for the fiscal years ended September 28, 2013, September 29, 2012 and September 24, 2011 was $47.7 million, $54.6 million and $49.7 million, respectively.

Advertising Costs – The Company expenses the costs of advertising as incurred. Advertising expenses were $44.5 million, $54.4 million and $39.6 million in fiscal 2013, 2012, and 2011, respectively.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

401(k) Plans – The Company sponsors several 401(k) plans which cover substantially all employees. The Company’s matching contributions expensed under these plans were $2.1 million for each of the fiscal years 2013, 2012 and 2011. In fiscal 2013, 2012 and 2011, the Company’s matching contributions made in the Company’s Class A common stock resulted in the issuance of approximately 229,000, 230,000 and 190,000 shares, respectively.

Other income consists principally of earnings from equity method investments and foreign exchange gains and losses.

Income taxes are accounted for under the asset and liability method. Deferred income taxes result primarily from bad debt allowances, inventory and goodwill write-downs, amortization and depreciation. The Company establishes a valuation allowance for deferred tax assets when management believes it is more likely than not a deferred tax asset will not be realized. As of fiscal year-end 2013 and 2012, the Company had valuation allowances related to various state and foreign net deferred tax assets of $7.0 million and $7.3 million, respectively. The Company has no undistributed foreign earnings.

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

Long-Lived Assets – The Company reviews its long-lived assets, including amortizable and indefinite-lived intangible assets and property, plant and equipment, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, and annually for indefinite-lived intangible assets. An impairment loss would be recognized for amortizable intangible assets and property, plant and equipment when estimated undiscounted future cash flows expected to result from the use of the asset are less than its carrying amount. An impairment loss would be recognized for an intangible asset with an indefinite useful life if its carrying value exceeds its fair value. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Should market conditions or the assumptions used by the Company in determining the fair value of assets change, or management changes plans regarding the future use of certain assets, additional charges to operations may be required in the period in which such conditions occur. See Note 10 – Other Intangible Assets.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Identifiable intangible assets acquired in business combinations are recorded based on their fair values at the date of acquisition. Goodwill is not subject to amortization but must be evaluated for impairment annually. The Company tests for goodwill impairment annually or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See Note 9 – Goodwill.

Investments – The Company owns membership interests approximating 50% in two unconsolidated companies. The Company accounts for its interest in these entities using the equity method. Equity income of $0.9 million in fiscal 2013, $0.7 million in fiscal 2012 and $0.9 million in fiscal 2011 is included in other income in the consolidated statements of operations. The Company’s investment in these entities was $0.8 million at September 28, 2013 and $1.3 million at September 29, 2012. On a combined basis, the assets, liabilities, revenues and expenses of these entities are not significant.

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

Fair Value of Financial Instruments – At September 28, 2013 and September 29, 2012, the carrying amount of cash and cash equivalents, short term investments, accounts receivable and payable, short term borrowings and accrued liabilities approximates fair value because of the short term nature of these instruments. The estimated fair value of the Company’s senior subordinated notes is based on quoted market prices for these instruments. See Note 2 for further information regarding the fair value of the Company’s financial instruments.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company did not perform the assessments required to achieve hedge accounting for commodity derivative positions. Accordingly, the changes in the values of these derivatives are recorded currently in its consolidated statements of operations. As of September 28, 2013 and September 29, 2012, the notional amount of these contracts was not significant.

Stock-Based Compensation – Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is expensed ratably over the service period of the award. Total compensation costs recognized under all share-based arrangements in fiscal 2013 was $15.9 million ($10.0 million after tax), in fiscal 2012 was $7.5 million ($4.7 million after tax) and in fiscal 2011 was $7.4 million ($4.4 million after tax). See Note 13 for further information.

Total Comprehensive Income (Loss) – Total comprehensive income (loss) consists of two components: net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under generally accepted accounting principles are recorded directly as an element of shareholders’ equity, but are excluded from net income. Other comprehensive income (loss) is comprised of currency translation adjustments relating to the Company’s foreign subsidiary whose functional currency is not the U.S. dollar. The Company does not have any undistributed foreign earnings.

Recent Accounting Pronouncements – In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued an update to ASU No. 2011-05, ASU No. 2011-12, which was issued to defer the effective date for amendments to the reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05. ASU 2011-05 and the amendments in ASU No. 2011-12 are effective for fiscal years and interim periods within those years, beginning after December 15, 2011 and became effective for the Company on September 30, 2012. The Company elected to report other comprehensive income and its components in a separate statement of comprehensive income. While the new guidance changed the presentation of comprehensive income, there were no changes to components that are recognized in net income or other comprehensive income as determined under previous accounting guidance. The amended guidance did not have a material effect on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which amended the guidance on the annual testing of goodwill for impairment. The amended guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The guidance is effective for fiscal years beginning after December 15, 2011, and became effective for the Company on September 30, 2012. This new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued an ASU No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies the manner in which companies test indefinite-lived intangible assets for impairment. The ASU permits companies to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment test. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The guidance became effective for the Company on September 30, 2012. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). This guidance requires entities to disclose, either in the notes to the consolidated financial statements or parenthetically on the face of the statement that reports comprehensive income (loss), items reclassified out of Accumulated other comprehensive income (loss) and into net earnings in their entirety and the effect of the reclassification on each affected Statement of Operations line item. In addition, for Accumulated other comprehensive income (loss) reclassification items that are not reclassified in their entirety into net earnings, a cross reference to other required accounting standard disclosures is required. This guidance is effective for the Company on September 29, 2013. This new guidance did not have a material impact on the Company’s consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 28, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit (a)	$0	$17,820	$0	$17,820

Total assets	$0	$17,820	$0	$17,820

Liabilities:
Derivative liabilities (b)	$0	$0	$0	$0
Liability for contingent consideration (c)	0	0	4,165	4,165

Total liabilities	$0	$0	$4,165	$4,165

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents our financial assets and liabilities at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 29, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit (a)	$0	$17,820	$0	$17,820
Derivative assets (b)	0	334	0	334

Total assets	$0	$18,154	$0	$18,154

Liabilities:
Derivative liabilities (b)	$0	$206	$0	$206

Total liabilities	$0	$206	$0	$206

(a)	The fair value of our time deposits is based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. These are presented as short term investments in our consolidated balance sheets.
(b)	Derivative assets and liabilities were valued using quoted forward pricing from bank counterparties and are presented as other current assets and liabilities in our consolidated balance sheets.
(c)	The liability for contingent consideration relates to an earn-out for B2E, acquired in December 2012. The fair value of the contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity. This is presented as part of long-term liabilities in our consolidated balance sheets.

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the years ended September 28, 2013 and September 29, 2012 (in thousands):

Amount
Balance as of September 29, 2012	$0
Contingent performance-based payments established at the time of acquisition	4,165

Balance as of September 28, 2013	$4,165

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the period ended September 28, 2013, the Company recognized a non-cash charge of $7.7 million, as the carrying value of its Garden segment goodwill exceeded the implied fair value of the goodwill. See Note 9. -Goodwill.

Fair Value of Other Financial Instruments

The estimated fair value of the Company’s $450.0 million 8.25% senior subordinated notes due 2018 as of September 28, 2013 was $449.5 million, compared to a carrying value of $449.4 million. The estimated fair value is based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Commodity and commodity index futures, swaps and option contracts are used to economically hedge commodity input prices on grains and proteins. These derivative contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. Generally, the Company economically hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months. As of September 28, 2013, the Company had no outstanding derivative instruments. As of September 29, 2012, the Company had economically hedged certain portions of its anticipated consumption of commodity inputs using derivative instruments with expiration dates through February 2013.

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

The following table presents the fair value of all derivative instruments outstanding in the condensed consolidated balance sheets (in thousands):

	September 28, 2013		September 29, 2012
Derivatives Not Designated as Hedging Instruments	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Commodity contracts	$0	$0	$334	$206

Total derivative instruments	$0	$0	$334	$206

The following table presents the effect of derivative instruments recorded in other income (expense) on the condensed consolidated statements of operations (in thousands):

	Fiscal Year Ended
Derivatives Not Designated as Hedging Instruments	September 28, 2013	September 29, 2012	September 24, 2011
Commodity contracts	$(958)	$111	$(9)

Total derivative instruments	$(958)	$111	$(9)

The following table presents the gross contract notional volume of outstanding derivative contracts:

Commodity	Metric	September 28, 2013	September 29, 2012
Corn	Bushels	0	400,000
Soy Meal	Tons	0	2,000

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Acquisitions

Fiscal 2013

In December 2012, the Company acquired the remaining majority interest in FourStar Microbial Products, LLC (Four Star Microbial) for approximately $4.8 million in cash and approximately $4.2 million of contingent future performance-based payments. The purchase price exceeded the estimated fair value of the tangible and intangible assets acquired by $3.2 million, which was recorded as goodwill within our Pet segment. The operating results of FourStar Microbial had no material impact on the consolidated financial statements. In the future, we expect the acquisition will enhance the Company’s capability to service professional providers of mosquito abatement.

Fiscal 2012

The Company made no acquisitions during fiscal 2012.

Fiscal 2011

On February 28, 2011, the Company acquired certain assets of a privately-held maker of premium fertilizer for the professional and retail markets for approximately $23 million in cash. The purchase price exceeded the estimated fair value of the tangible and intangible assets acquired by $1.0 million, which was recorded as goodwill within our Garden segment.

Contingent performance payments of $1.9 million were paid in fiscal 2011 for previous acquisitions and recorded as goodwill in fiscal 2011 within our Garden segment.

5. Concentration of Credit Risk and Significant Customers and Suppliers

Customer Concentration – Approximately 43% of the Company’s net sales for fiscal 2013 and 45% for fiscal 2012 and fiscal 2011 were derived from sales to the Company’s top five customers. The Company’s largest customer accounted for approximately 16%, 17% and 16% of the Company’s net sales in fiscal years 2013, 2012, and 2011, respectively. The Company’s second largest customer in 2013 accounted for approximately 8% of the Company’s net sales in 2013 and 7% of the Company’s net sales in each of the fiscal years 2012 and 2011. The Company’s third largest customer accounted for approximately 8%, 9% and 12% of the Company’s net sales in fiscal years 2013, 2012, and 2011, respectively. The loss of, or significant adverse change in, the relationship between the Company and any of these three customers could have a material adverse effect on the Company’s business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company’s inability to collect accounts receivable from any major customer could also have a material adverse impact on the Company’s business and financial results. As of September 28, 2013 and September 29, 2012, accounts receivable from the Company’s top five customers comprised approximately 35% and 42% of the Company’s total accounts receivable, including 9% and 15% from the Company’s largest customer.

Supplier Concentration – While the Company purchases products from many different manufacturers and suppliers, approximately 11%, 9% and 12% of the Company’s cost of goods sold in fiscal years 2013, 2012, and 2011, respectively, were derived from products purchased from the Company’s five largest suppliers.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts are summarized below (in thousands):

Description	Balances at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Asset Write-Offs, Less Recoveries	Balances at End of Period
Fiscal year ended September 24, 2011	$21,564	$(3,662)	$(2,312)	$15,590
Fiscal year ended September 29, 2012	15,590	5,291	(2,307)	18,574
Fiscal year ended September 28, 2013	18,574	4,373	(1,789)	21,158

7. Inventories, net

Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	September 28, 2013	September 29, 2012
Raw materials	$121,695	$94,387
Work in progress	19,856	13,587
Finished goods	236,322	209,888
Supplies	14,060	12,170

Total inventories, net	$391,934	$330,032

8. Property and Equipment, Net

Property and equipment consists of the following (in thousands):

	As of
	September 28, 2013	September 29, 2012
Land	$9,504	$9,504
Buildings and improvements	112,882	108,122
Transportation equipment	5,646	6,125
Machine and warehouse equipment	179,723	174,411
Capitalized software	104,034	99,090
Office furniture and equipment	25,248	26,076

	437,037	423,328
Accumulated depreciation and amortization	(248,124)	(232,165)

	$188,913	$191,163

Depreciation and amortization expense charged to operations was $33.0 million, $30.4 million and $28.6 million for fiscal 2013, 2012, and 2011, respectively.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Goodwill

Changes in the carrying amount of goodwill for the fiscal years ended September 28, 2013, September 29, 2012 and September 24, 2011 (in thousands):

	Garden Products Segment	Pet Products Segment	Total
Balance as of September 25, 2010
Goodwill	$211,554	$397,617	$609,171
Accumulated impairment losses	(205,874)	(195,978)	(401,852)

	5,680	201,639	207,319

Additions in fiscal 2011	2,029	875	2,904
Balance as of September 24, 2011
Goodwill	213,583	398,492	612,075
Accumulated impairment losses	(205,874)	(195,978)	(401,852)

	7,709	202,514	210,223

Balance as of September 29, 2012
Goodwill	213,583	398,492	612,075
Accumulated impairment losses	(205,874)	(195,978)	(401,852)

	7,709	202,514	210,223

Additions in fiscal 2013	0	3,242	3,242
Impairment losses in fiscal 2013	(7,709)	0	(7,709)
Balance as of September 28, 2013
Goodwill	213,583	401,734	615,317
Accumulated impairment losses	(213,583)	(195,978)	(409,561)

	$0	$205,756	$205,756

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the Company’s annual goodwill impairment testing performed during fiscal 2013, the first step of such testing indicated that the fair value of the Company’s Pet segment reporting units exceeded their carrying value, and accordingly, no further testing of goodwill was required for the Pet segment. However, the carrying value of the Company’s Garden segment reporting units exceeded their fair value, indicating potential impairment. Based on further analysis, it was determined that the entire carrying value of the Company’s Garden segment goodwill was impaired, resulting in a non-cash goodwill impairment charge of $7.7 million.

In connection with the Company’s annual goodwill impairment testing performed during fiscal 2012 and 2011, the first step of such testing indicated that the fair value of the Company’s reporting segments exceeded their carrying value by more than 10%, and accordingly, no further testing of goodwill was required.

Changes in the judgments and estimates underlying the Company’s analysis of goodwill for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of the reporting units in the future and could result in additional impairment of goodwill.

10. Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
September 28, 2013
Marketing-related intangible assets – amortizable	$12.5	$(8.9)	$0	$3.6
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	72.1	(8.9)	(16.9)	46.3

Customer-related intangible assets – amortizable	42.8	(17.9)	0	24.9

Other acquired intangible assets – amortizable	16.6	(7.9)	0	8.7
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	17.8	(7.9)	(1.2)	8.7

Total other intangible assets	$132.7	$(34.7)	$(18.1)	$79.9

September 29, 2012
Marketing-related intangible assets – amortizable	$12.3	$(7.5)	$0	$4.8
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	71.9	(7.5)	(16.9)	47.5

Customer-related intangible assets – amortizable	42.7	(15.4)	0	27.3

Other acquired intangible assets – amortizable	10.8	(6.7)	0	4.1
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	12.0	(6.7)	(1.2)	4.1

Total other intangible assets	$126.6	$(29.6)	$(18.1)	$78.9

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible assets acquired include contract-based and technology-based intangible assets.

As part of its acquisition of the remaining majority interest in FourStar Microbial during the first quarter of fiscal 2013, the Company acquired approximately $0.1 million of marketing related intangible assets and $7.0 million of other intangible assets. See Note 4 – Acquisitions.

The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. In fiscal 2013, the Company tested its indefinite-lived intangible assets and no impairment was indicated. Other factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in fiscal 2013, and accordingly, no impairment testing was performed on these assets.

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 1 to 25 years; over weighted average remaining lives of six years for marketing-related intangibles, 15 years for customer-related intangibles and 15 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $5.1 million, $5.6 million and $5.0 million, for fiscal 2013, 2012, and 2011, respectively, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $5 million per year from fiscal 2014 through fiscal 2018.

11. Long-Term Debt

Long-term debt consists of the following:

	September 28 2013	September 29, 2012
	(in thousands)
Senior subordinated notes, net of unamortized discount (1), interest at 8.25%, payable semi-annually, principal due March 2018	$449,417	$449,312
Revolving credit facility, interest at Alternate Base Rate plus a margin of 0.75% to 1.75%, or LIBOR plus a margin of 1.75% to 2.75%, final maturity June 2016	23,000	0
Other notes payable	170	502

Total	472,587	449,814
Less current portion	(142)	(331)

Long-term portion	$472,445	$449,483

(1)	Represents unamortized original issue discount of $583 and $688, as of September 28, 2013 and September 29, 2012, respectively, which is amortizable until March 2018.

Senior Credit Facility

On June 8, 2011, the Company amended its $275 million, five-year senior secured revolving credit facility (the “Old Credit Facility”) included in its Amended and Restated Credit Agreement (the “Old Credit Agreement”). Under the modified terms, the Old Credit Facility has a borrowing capacity of $375 million and a maturity date of June 2016. On August 1, 2013, the Company further amended the Old Credit Facility. Under the terms of this amendment, the Company’s minimum interest coverage ratio, as defined in the Old Credit Agreement, was further reduced to 2.25 times, from 2.5 times, and a minimum asset coverage ratio was added at 1.1 times. There was $23 million outstanding as of September 28, 2013 under the Old Credit Facility. There were

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

no letters of credit outstanding under the Old Credit Facility as of September 28, 2013. There were other letters of credit of $17.5 million outstanding as of September 28, 2013. As of September 28, 2013, there were $351.1 million of unused commitments under the Old Credit Facility or, after giving effect to the financial covenants in the Old Credit Agreement, $168.3 million of available unused commitments.

Interest on the Old Credit Facility was based, at the Company’s option, on a rate equal to the Alternate Base Rate (ABR), which is the greatest of the prime rate, the Federal Funds rate plus 0.5% or one month LIBOR plus 1%, plus a margin, which fluctuates from 0.75% to 1.75%, or LIBOR plus a margin, which fluctuates from 1.75% to 2.75% and commitment fees that range from 0.30% to 0.50%, determined quarterly based on consolidated total debt to consolidated EBITDA for the most recent trailing 12-month period. As of September 28, 2013, the applicable interest rate on the Old Credit Facility related to alternate base rate borrowings was 5.0%, and the applicable interest rate related to LIBOR rate borrowings was 2.9%.

The Credit Facility was guaranteed by the Company’s material subsidiaries and was secured by the Company’s assets, excluding real property but including substantially all of the capital stock of the Company’s subsidiaries. The Old Credit Agreement contained certain financial and other covenants which required the Company to maintain minimum levels of interest coverage and maximum levels of senior debt to EBITDA and that restricted the Company’s ability to repurchase its stock, make investments in or acquisitions of other businesses and pay dividends above certain levels over the life of the Old Credit Facility. Under the terms of the Company’s Old Credit Facility, it could make restricted payments, including cash dividends and stock repurchases, in an aggregate amount initially not to exceed $200 million over the life of the Old Credit Facility, subject to qualifications and baskets as defined in the Old Credit Agreement.

As of September 28, 2013, the Company’s Total Leverage Ratio, as defined in the Old Credit Agreement, was 4.9 to 1.0, and the Company’s Senior Secured Leverage Ratio, as defined in the Old Credit Agreement with a maximum of 2.0 to 1.0, was 0.3 to 1.0. As of September 28, 2013, the Company’s interest coverage ratio was 2.35 times, with a minimum of 2.25 times. The Company’s minimum asset coverage ratio was 14.7 times as of September 28, 2013. Apart from the covenants limiting restricted payments and capital expenditures, the Old Credit Facility does not restrict the use of retained earnings or net income. The Company was in compliance with all financial covenants as of September 28, 2013.

Asset Backed Loan Facility

On December 5, 2013, the Company entered into a new credit agreement which provides for a $390 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on December 5, 2018 and replaced the Company’s Old Credit Facility. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. See Note 21.—Subsequent Events.

Senior Subordinated Notes

On March 8, 2010, the Company issued $400 million aggregate principal amount of 8.25% senior subordinated notes due March 1, 2018 (the “2018 Notes”).

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 13, 2012, the Company issued an additional $50 million aggregate principal amount of its 2018 Notes at a price of 98.501%, plus accrued interest from September 1, 2011, in a private placement. The Company used the net proceeds from the offering to pay a portion of the outstanding balance under its Old Credit Facility.

The estimated fair value of the Company’s $450 million of 2018 Notes as of September 28, 2013 was approximately $449.5 million, compared to a carrying value of $449.4 million. The estimated fair value is based on quoted market prices for these notes.

The 2018 Notes require semiannual interest payments, which commenced on September 1, 2010. The 2018 Notes are unsecured senior subordinated obligations and are subordinated to all of the Company’s existing and future senior debt, including the Company’s Old Credit Facility and Credit Facility. The obligations under the 2018 Notes are fully and unconditionally guaranteed on a senior subordinated basis by each of the Company’s existing and future domestic restricted subsidiaries with certain exceptions. The guarantees are general unsecured senior subordinated obligations of the guarantors and are subordinated to all existing and future senior debt of the guarantors.

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

The 2018 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of September 28, 2013.

The scheduled principal repayments on long-term debt as of September 28, 2013 are as follows:

	(in thousands)
Fiscal year:
2014	$142
2015	26
2016	23,002
2017	0
2018	450,000
Thereafter	0

Total	$473,170	(1)

(1)	Debt repayments include an amount in excess of the carrying value of debt and reflect the unamortized portion of the original issue discount on the Senior Subordinated Notes of $0.6 million as of September 28, 2013, which is amortizable until March 2018.

12. Commitments and Contingencies

Commitments

Letters of credit – The Company had $17.5 million of outstanding letters of credit related to normal business transactions at September 28, 2013.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase commitments – Production and purchase agreements (primarily for grass seed and grains) entered into in the ordinary course of business obligate the Company to make future purchases based on estimated yields. The terms of these contracts vary and have fixed prices or quantities. At September 28, 2013, estimated annual purchase commitments were $106.8 million for fiscal 2014, $48.8 million for fiscal 2015, $28.8 million for fiscal 2016, $16.1 million for fiscal 2017, $11.6 million for fiscal 2018 and $6.6 million thereafter.

Leases – The Company has operating lease agreements principally for office and warehouse facilities and equipment. Such leases have remaining terms of 1 to 9 years. Rental expense was $22.4 million for fiscal 2013, $23.6 million for fiscal 2012, and $24.4 million for fiscal 2011.

Certain facility leases have renewal options and include escalation clauses. Minimum lease payments include scheduled rent increases pursuant to these escalation provisions.

Aggregate minimum annual payments on non-cancelable operating leases at September 28, 2013 are as follows:

(in thousands)
Fiscal year:
2014	$15,899
2015	12,011
2016	8,649
2017	6,041
2018	2,099
Thereafter	1,723

Total	$46,422

Contingencies

The Company may from time to time become involved in certain legal proceedings in the ordinary course of business. Currently, the Company is not a party to any legal proceedings that management believes the resolution of which would have a material effect on the Company’s financial position or results of operations.

The Company has experienced, and may in the future experience, issues with products that may lead to product liability, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. Currently, the Company has not experienced any product liability, recalls, withdrawals or replacements of products that management believes the resolution of which would have a material effect on the Company’s financial position or results of operations.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Income Taxes

The provision for income tax expense (benefit) consists of the following:

	Fiscal Year Ended
	September 28, 2013	September 29, 2012	September 24, 2011
	(in thousands)
Current:
Federal.	$52	$(1,003)	$(5,512)
State.	958	603	160
Foreign.	0	35	35

Total	1,010	(365)	(5,317)

Deferred:
Federal.	(2,915)	12,671	22,667
State.	(687)	198	1,214
Foreign.	0	312	1,031

Total	(3,602)	13,181	24,912

Total	$(2,592)	$12,816	$19,595

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	September 28, 2013	September 29, 2012	September 24, 2011
Statutory federal income tax rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal benefit	(5.2)	2.3	2.8
Other permanent differences	2.4	0.6	1.4
Adjustment of prior year accruals	1.8	0.2	1.2
Uncertain tax positions	3.7	0.0	(0.3)
Credits	(29.3)	(1.2)	(2.9)
Change in valuation allowances	(9.0)	(0.1)	3.2
Foreign rate differential	(3.6)	(0.1)	0.4

Effective income tax rate (benefit)	(74.2%)	36.7%	40.8%

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the impact of “temporary differences” between asset and liability amounts for financial reporting purposes and such amounts as determined based on existing tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	September 28, 2013		September 29, 2012
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in thousands)
Current:
Allowance for doubtful accounts .	$7,758	$0	$6,741	$0
Inventory write-downs	14,983	0	10,411	0
Prepaid expenses.	620	0	112	0
Nondeductible reserves	2,782	0	997	0
State taxes.	0	188	0	245
Employee benefits	6,062	0	5,885	0
Other.	3,012	0	3,509	0

Total	35,218	188	27,655	245

Noncurrent:
Depreciation and amortization.	0	39,100	0	30,358
Equity income.	0	393	0	280
State net operating loss carryforward	4,816	0	4,160	0
Stock based compensation	6,061	0	5,225	0
State credits	2,421	0	2,241	0
Other.	5,349	0	2,866	0
Valuation allowance	(6,968)	0	(7,282)	0

Total.	11,679	39,493	7,210	30,638

Total.	$46,897	$39,681	$34,865	$30,883

The Company has state tax net operating losses of $94.9 million which expire at various times between 2013 and 2033, and foreign losses of $2.4 million, which do not expire. The Company has federal income tax credits of $1.4 million which expire between 2023 and 2033. The Company also has state income tax credits of $3.7 million, which expire at various times beginning in 2013 through 2029. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including past operating results, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against any deferred tax assets. The Company has determined there will be insufficient future separate state and international taxable income for the separate parent company and the Company’s foreign operations to realize its deferred tax assets. Therefore, valuation allowances of $7.0 million and $7.3 million (net of federal impact) at September 28, 2013 and September 29, 2012, respectively, have been provided to reduce state and foreign deferred tax assets to amounts considered recoverable.

The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The Company recognizes interest and/or penalties related to income tax matters as a component of pretax income. As of September 28, 2013 and September 29, 2012 accrued interest was less than $0.1 million and no penalties were accrued related to uncertain tax positions.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table, which excludes interest and penalties, summarizes the activity related to the Company’s unrecognized tax benefits for fiscal years ended September 29, 2012 and September 28, 2013 (in thousands):

Balance as of September 24, 2011	$282
Increases related to prior year tax positions	1
Increases related to current year tax positions	16
Settlements	(37)

Balance as of September 29, 2012	$262
Increases related to prior year tax positions	247
Increases related to current year tax positions	60
Settlements	(202)
Decreases related to lapse of statute of limitations	(3)

Balance as of September 28, 2013	$364

As of September 28, 2013, unrecognized income tax benefits totaled approximately $0.4 million and all of the unrecognized tax benefits would, if recognized, impact the Company’s effective income tax rate.

The Company is principally subject to taxation by the United States and various states within the United States. The Company’s tax filings in major jurisdictions are open to examination by tax authorities by the Internal Revenue Service from fiscal year ended 2010 forward and in various state taxing authorities generally from fiscal year ended 2009 forward.

The Company does not believe there will be any significant change in its unrecognized tax benefits within the next twelve months.

14. Stock-Based Compensation

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of September 28, 2013, there were approximately 3.1 million shares of Common Stock, 10.4 million shares of Class A Common Stock and no shares of Preferred Stock reserved for outstanding equity awards, and there were 1.9 million shares of Common Stock, 7.5 million shares of Class A Common Stock and 0.5 million shares of Preferred Stock remaining for future awards.

Stock Option Awards

The Company recognized share-based compensation expense of $15.9 million, $7.5 million, and $7.4 million for the years ended September 28, 2013, September 29, 2012, and September 24, 2011, respectively, as a component of selling, general and administrative expenses. Share-based compensation expense in fiscal 2013, 2012, consisted of $2.7 million, $3.8 million, and $3.1 million for stock options, and $11.2 million, $1.7 million, and $2.4 million for restricted stock awards. Share-based compensation expense in fiscal 2013, 2012, and 2011 also includes $2.0 million, $2.0 million, and $1.9 million for the Company’s 401(k) matching contributions.

Prior to fiscal 2008, stock options granted were generally exercisable with a 30 month cliff vesting and 42 month expiration, but were also granted with vesting increments of 20%, 25% or 33% per year beginning two, three or four years from the date of grant and expiring one year after the last increment has vested.

From fiscal 2008 to fiscal 2011, the Company granted stock options under its 2003 Plan that included performance targets and time-based vesting to key employees and executives. The performance-based options contingently vested up to 20% each year over the following 5 years dependent upon service and the achievement of annual or cumulative target performance measures and have contractual lives of 6 years. The target performance measures included various business unit, segment and company-wide performance goals, including adjusted earnings before taxes and net controllable assets. If any of the options subject to the performance target measurements did not vest on any particular vesting date because the Company, segment and/or business unit performance had not been achieved, such options will vest and become exercisable if at the end of the following fiscal year, the cumulative target for that later fiscal year has been achieved. The options were granted at the then-current market price, except for 4.4 million shares that were granted at prices significantly above the grant date market price. Of the options granted in fiscal 2008, approximately 216,000 options scheduled to possibly vest in each of fiscal years 2009 and 2010 were amended and were only subject to service vesting conditions. The fair value of each performance-based option granted was estimated on the date of grant using the same option valuation model used for options granted as service vesting only. In fiscal 2011, 100% of the performance options granted in fiscal 2010 that were eligible to vest in fiscal 2011 had vested. In fiscal 2011, approximately 97%, on a cumulative basis, of the performance options granted in fiscal 2009 that were eligible to vest in fiscal 2011 had vested. In fiscal 2011, approximately 99%, on a cumulative basis, of the performance options granted in fiscal 2008 that were eligible to vest in fiscal 2009 through fiscal 2011 had vested.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company were not contemplated when the Company granted the options. After the amendment, 20% of the shares covered by each award continue to be performance-based. The time vested component of the options did not change. Approximately 250 employees were affected by the modification, and no additional compensation cost was recorded.

The performance-based component of the options granted in fiscal 2008 was achieved and the related expense was recorded over the estimated service period. The Company currently estimates the performance-based component of the options granted in fiscal 2009, 2010 and 2011 is not probable of achievement and are not recording related expense. As of September 28, 2013, there were 6.2 million of unvested options, of which approximately 0.9 million are subject to performance based vesting criteria. To the extent Company goals are or are not achieved, the amount of stock-based compensation recognized in the future will be adjusted.

During fiscal 2013, the Company granted time-based stock options with an exercise price based on the closing fair market value date of the grant. The options granted in fiscal 2013 vest in four annual installments commencing approximately one year from the date of grant and expire approximately six years after the grant date.

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

The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life from the date of grant, 3.5 years in fiscal 2013, 3.5 years in fiscal 2012, and 3.5 years in fiscal 2011; stock price volatility, 34.8% in fiscal 2013, 37.9% in fiscal 2012, and 36.4% in fiscal 2011; risk free interest rates, 1.2% in fiscal 2013, 0.9% in fiscal 2012 and 2.2% in fiscal 2011; and no dividends during the expected term.

The following table summarizes option activity for the period ended September 28, 2013:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at September 29, 2012	11,638	$10.73	3 years	$22,172
Granted	2,000	$8.40
Exercised	(285)	$5.35
Cancelled or expired	(782)	$9.24

Outstanding at September 28, 2013	12,571	$10.57	3 years	$1,166

Exercisable at September 24, 2011	4,162	$11.32	3 years	$1,139
Exercisable at September 29, 2012	4,601	$11.34	2 years	$6,708
Exercisable at September 28, 2013	6,409	$11.21	2 years	770
Expected to vest after September 28, 2013	5,388	$9.90	4 years	$347

The weighted average grant date fair value of options granted during the fiscal years ended September 28, 2013, September 29, 2012, and September 24, 2011 was $1.72, $2.72, and $2.04. The total intrinsic value of options exercised during the fiscal years ended September 28, 2013, September 29, 2012, and September 24, 2011 was $1.1 million, $5.1 million and $2.6 million, respectively.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 28, 2013, there was $8.0 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted average vesting period of 2 years.

Restricted Stock Awards

As of September 28, 2013 and September 29, 2012, there were approximately 894,000 and 785,000 shares, respectively, of restricted stock awards outstanding. The awards granted in fiscal 2013 generally vest in 1/3 increments, after a three year waiting period, over a five year period of employment after the grant date. In fiscal 2013, approximately $4.4 million of bonus amounts earned in fiscal 2012 were paid by granting approximately 290,000 restricted shares that vested immediately.

Restricted stock award activity during the three fiscal years in the period ended September 28, 2013 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested at September 25, 2010	432	$10.60
Granted	496	$9.32
Vested	(120)	$12.38
Forfeited	(4)	$13.00

Nonvested at September 24, 2011	804	$9.79
Granted	159	$9.16
Vested	(98)	$12.12
Forfeited	(80)	$8.32

Nonvested at September 29, 2012	785	$9.53
Granted	552	$9.26
Vested	(354)	$9.60
Forfeited	(89)	$9.37

Nonvested at September 28, 2013	894	$9.35

The weighted average grant date fair value of restricted stock awards granted during the fiscal years ended September 28, 2013, September 29, 2012 and September 24, 2011 was $9.26, $9.16 and $9.32, respectively. The aggregate fair value as of the vesting date of restricted shares that vested was $3.4 million, $0.9 million, and $1.1 million for fiscal 2013, 2012 and 2011, respectively.

As of September 28, 2013, there was $4.4 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of two years.

15. Shareholders’ Equity

At September 28, 2013, there were 80,000,000 shares of common stock ($0.01 par value) authorized, of which 12,246,751 were outstanding, and 100,000,000 shares of non-voting Class A common stock ($0.01 par value) authorized, of which 35,291,001 were outstanding. The preferences and relative rights of the Class A common stock are identical to common stock in all respects, except that the Class A common stock generally will have no voting rights unless otherwise required by Delaware law.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There are 3,000,000 shares of Class B stock ($0.01 par value) authorized, of which 1,652,262 were outstanding at September 28, 2013 and September 29, 2012. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and the holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B stock have certain conversion rights and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.

Under the Company’s former stock repurchase program, the Company was authorized to repurchase up to $100 million of its common stock, in part, to minimize the dilutive impact of the Company’s stock-based equity compensation programs over time. During the third fiscal quarter of fiscal 2011 the Company’s Board of Directors authorized a new $100 million share repurchase program. During the fiscal year ended September 28, 2013, the Company repurchased approximately 0.2 million shares of its Class A non-voting common stock for an aggregate price of approximately $1.5 million. In total, as of September 28, 2013, the Company had repurchased approximately 6.3 million shares for an aggregate price of approximately $49.9 million under the new share repurchase program.

16. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share (EPS) computations:

	Fiscal Year Ended September 28, 2013			Fiscal Year Ended September 29, 2012			Fiscal Year Ended September 24, 2011
	Net Income (Loss)	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income (loss) available to common shareholders	$(1,929)	48,094	$(0.04)	$21,173	47,622	$0.44	$28,323	56,217	$0.50
Effect of dilutive securities:
Options to purchase common stock		0	0		497	0		274	0
Restricted shares		0	0		255	0		154	0
Diluted EPS:
Net income (loss) available to common shareholders	$(1,929)	48,094	$(0.04)	$21,173	48,374	$0.44	$28,323	56,645	$0.50

Options to purchase 12.6 million shares of common stock and Class A common stock at prices ranging from $4.60 to $16.23 per share were outstanding at September 28, 2013. Of these shares, 10.4 million were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive. Regardless of exercise price, all outstanding stock options were excluded in the calculation due to the net loss recorded for the period ended September 28, 2013. In periods where net earnings are reported, these options may become dilutive if the average market price of our common stock exceeds the exercise price of the outstanding options.

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

17. Quarterly Financial Data – Unaudited

	Fiscal 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Net sales	$292,497	$498,169	$494,130	$368,837
Gross profit	76,959	153,170	152,466	81,307
Net income (loss) attributable to Central Garden & Pet Company	(15,269)	22,196	13,725	(22,581	) (1)
Net income (loss) per share:
Basic	$(0.32)	$0.46	$0.28	$(0.47)
Diluted	$(0.32)	$0.46	$0.28	$(0.47)
Weighted average common shares outstanding:
Basic	47,871	48,064	48,173	48,264
Diluted	47,871	48,740	48,822	48,264

	Fiscal 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Net sales	$302,066	$466,903	$533,808	$397,236
Gross profit	80,738	147,696	180,652	105,072
Net income (loss) attributable to Central Garden & Pet Company	(13,090)	21,623	22,699	(10,059)
Net income (loss) per share:
Basic	$(0.27)	$0.46	$0.48	$(0.21)
Diluted	$(0.27)	$0.45	$0.47	$(0.21)
Weighted average common shares outstanding:
Basic	47,823	47,343	47,661	47,704
Diluted	47,823	48,036	48,388	47,704

(1)	The Company recognized a $7.7 million goodwill impairment charge and an $11.2 million charge related to certain new products introduced in fiscal 2013 in its Garden segment during the fourth quarter of fiscal 2013.

18. Transactions with Related Parties

During fiscal 2013, 2012, and 2011, subsidiaries of the Company purchased approximately $1.0 million, $1.0 million, and $0.9 million, respectively, of products from Bio Plus, Inc., a company that produces granular peanut hulls. As of September 28, 2013 and September 29, 2012, the amounts owed to BioPlus, Inc. for such purchases were not material. A director of the Company was a minority shareholder and a director of Bio Plus, Inc. until May 2013.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2013, 2012, and 2011, Tech Pac, a subsidiary of the Company, made purchases from Contract Packaging, Inc, (“CPI”), Tech Pac’s principal supplier and a minority 20% shareholder in Tech Pac. Tech Pac’s total purchases from CPI were approximately $32.5 million, $39.3 million, and $33.2 million for fiscal years 2013, 2012, and 2011, respectively. Amounts due to CPI as of September 28, 2013 and September 29, 2012 were $0.5 million and $2.1 million, respectively.

19. Business Segment Data

The Company’s chief operating decision maker is its Chief Executive Officer. Operating segments are managed separately because each segment represents a strategic business that offers different products or services. The Company’s chief operating decision maker evaluates performance based on profit or loss from operations. The Company’s Corporate division is included in the following presentation since certain expenses of this division are not allocated separately to the two operating segments. Segment assets exclude cash equivalents, short-term investments and deferred taxes.

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

The Corporate division includes expenses associated with corporate functions and projects, certain employee benefits, interest income, interest expense and intersegment eliminations.

The following table indicates each class of similar products which represented more than 10% of the Company’s consolidated net sales in the fiscal years presented (in millions).

Category	2013	2012	2011
Pet supplies (excluding wild bird feed)	$807.4	$847.1	$773.1
Garden controls and fertilizer products	274.9	281.7	260.0
Wild bird feed	210.8	205.1	197.5
Other garden supplies	183.5	185.7	212.1
Grass seed	177.0	180.4	185.9

Total	$1,653.6	$1,700.0	$1,628.6

The Company’s largest customer represented approximately 16%, 17% and 16% of the total company net sales in fiscal 2013, 2012 and 2011, respectively, and represented approximately 30% of the Garden segment’s net sales in fiscal 2013 and fiscal 2012, and 28% in fiscal 2011. Sales to the Company’s second largest customer represented approximately 18% of our Garden segment’s net sales in fiscal 2013, 16% in fiscal 2012 and 15% in fiscal 2011.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales to the Company’s third largest customer represented approximately 8%, 9% and 12% of total company net sales in fiscal 2013, 2012 and 2011, respectively, and represented approximately 17% of our Garden segment’s net sales in fiscal 2013, 20% in fiscal 2012 and 24% in fiscal 2011. The Pet segment’s largest customer represented approximately 11% of our Pet segment’s net sales in fiscal 2013 and 12% in both fiscal 2012 and fiscal 2011.

Financial information relating to the Company’s business segments for each of the three most recent fiscal years is presented in the table below (in thousands):

	Fiscal Year Ended
	September 28, 2013	September 29, 2012	September 24, 2011
Net sales:
Pet segment	$888,228	$930,753	$851,307
Garden segment	765,405	769,260	777,345

Total	$1,653,633	$1,700,013	$1,628,652

Income (loss) from operations:
Pet segment	$95,451	$87,650	$77,623
Garden segment	8,286 (1)	40,376	50,013
Corporate	(63,582)	(53,605)	(42,461)

Total	40,155	74,421	85,175
Interest expense	(43,112)	(40,315)	(38,044)
Interest income	142	145	296
Other income (expense)	(677)	678	550

Income (loss) before income taxes and noncontrolling interest	(3,492)	34,929	47,977
Income tax expense (benefit)	(2,592)	12,816	19,595

Net income (loss) including noncontrolling interest	(900)	22,113	28,382
Net income attributable to noncontrolling interest	1,029	940	59

Net income (loss) attributable to Central Garden & Pet Company	$(1,929)	$21,173	$28,323

Assets:
Pet segment	$425,988	$411,059	$396,637
Garden segment	388,581	341,716	350,234
Corporate and eliminations	346,591	396,772	346,132

Total	$1,161,160	$1,149,547	$1,093,003

Depreciation and amortization:
Pet segment	$15,753	$14,507	$14,479
Garden segment	6,410	6,213	5,986
Corporate	10,805	9,705	8,101

Total	$32,968	$30,425	$28,566

Expenditures for long-lived assets:
Pet segment	$9,694	$15,540	$9,953
Garden segment	7,496	4,138	5,902
Corporate	7,982	19,914	15,708

Total	$25,172	$39,592	$31,563

Noncontrolling interest is associated with the Garden segment.

(1)	Includes goodwill impairment of $7.7 million and an $11.2 million charge related to certain new products introduced in fiscal 2013.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Consolidating Condensed Financial Information of Guarantor Subsidiaries

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

Pennington Seed, Inc. (including Gro Tec, Inc. and All-Glass Aquarium Co., Inc.)

Pets International, Ltd.

T.F.H. Publications, Inc.

Wellmark International (including B2E Corporation and B2E Biotech LLC)

During fiscal 2012, the Company merged certain of its subsidiaries into the Parent. In fiscal years 2011, the following were included as Guarantor Subsidiaries because they were separate legal entities at that time:

Grant Laboratories, Inc.

Interpet USA, LLC

Matthews Redwood & Nursery Supply, Inc.

Fiscal 2012 and 2013 financial results reflect these entities as part of the Parent. Fiscal 2011 financial results presented herein have been restated to reflect the current Guarantor structure.

In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying consolidating condensed financial statements based on the Company’s understanding of the Securities and Exchange Commission’s interpretation and application of Rule 3-10 of the Securities and Exchange Commission’s Regulation S-X.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Fiscal Year Ended September 28, 2013 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$502,311	$1,198,672	$(47,350)	$1,653,633
Cost of goods sold and occupancy	402,801	834,280	(47,350)	1,189,731

Gross profit	99,510	364,392	0	463,902
Selling, general and administrative expenses	141,447	274,591	0	416,038
Goodwill impairment	0	7,709	0	7,709

Income (loss) from operations	(41,937)	82,092	0	40,155
Interest – net	(43,047)	77	0	(42,970)
Other income (expense)	(3,791)	3,114	0	(677)

Income (loss) before income taxes and noncontrolling interest	(88,775)	85,283	0	(3,492)
Income tax expense (benefit)	(47,803)	45,211	0	(2,592)

Net income (loss) including noncontrolling interest	(40,972)	40,072	0	(900)
Net income attributable to noncontrolling interest	1,029	0	0	1,029

Net income (loss) attributable to Central Garden & Pet Company before equity in undistributed income of guarantor subsidiaries	(42,001)	40,072	0	(1,929)
Equity in undistributed income of guarantor subsidiaries	40,072	0	(40,072)	0

Net income attributable to Central Garden & Pet Company	$(1,929)	$40,072	$(40,072)	$(1,929)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Fiscal Year Ended September 29, 2012 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$527,901	$1,244,430	$(72,318)	$1,700,013
Cost of goods sold and occupancy	383,990	874,183	(72,318)	1,185,855

Gross profit	143,911	370,247	0	514,158
Selling, general and administrative expenses	144,171	295,566	0	439,737

Income (loss) from operations	(260)	74,681	0	74,421
Interest – net	(40,324)	154	0	(40,170)
Other income (expense)	(3,764)	4,442	0	678

Income (loss) before income taxes and noncontrolling interest	(44,348)	79,277	0	34,929
Income tax expense (benefit)	(15,698)	28,514	0	12,816

Net income (loss) including noncontrolling interest	(28,650)	50,763	0	22,113
Net income attributable to noncontrolling interest	940	0	0	940

Net income (loss) attributable to Central Garden & Pet Company before equity in undistributed income of guarantor subsidiaries	(29,590)	50,763	0	21,173
Equity in undistributed income of guarantor subsidiaries	50,763	0	(50,763)	0

Net income attributable to Central Garden & Pet Company	$21,173	$50,763	$(50,763)	$21,173

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Fiscal Year Ended September 24, 2011 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$500,668	$1,244,207	$(116,223)	$1,628,652
Cost of goods sold and occupancy	374,215	876,741	(116,223)	1,134,733

Gross profit	126,453	367,466	0	493,919
Selling, general and administrative expenses	132,974	275,770	0	408,744

Income from operations	(6,521)	91,696	0	85,175
Interest – net	(37,984)	236	0	(37,748)
Other income (expense)	(236)	786	0	550

Income (loss) before income taxes and noncontrolling interest	(44,741)	92,718	0	47,977
Income tax expense (benefit)	(17,299)	36,894	0	19,595

Net income (loss) including noncontrolling interest	(27,442)	55,824		28,382
Net income attributable to noncontrolling interest	59	0	0	59

Net income (loss) attributable to Central Garden & Pet Company before equity in undistributed income of guarantor subsidiaries	(27,501)	55,824	0	28,323
Equity in undistributed income of guarantor subsidiaries	55,824	0	(55,824)	0

Net income attributable to Central Garden & Pet Company	$28,323	$55,824	$(55,824)	$28,323

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) Fiscal Year Ended September 28, 2013 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(40,972)	$40,072	$0	$(900)
Other comprehensive loss:
Foreign currency translation	(97)	0	0	(97)

Total comprehensive income (loss)	(41,069)	40,072	0	(997)
Comprehensive income attributable to noncontrolling interests	1,029	0	0	1,029

Comprehensive income (loss) attributable to Central Garden & Pet Company	$(42,098)	$40,072	$0	$(2,026)

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) Fiscal Ended September 29, 2012 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(28,650)	$50,763	$0	$22,113
Other comprehensive income:
Foreign currency translation	520	0	0	520

Total comprehensive income (loss)	(28,130)	50,763	0	22,633
Comprehensive income attributable to noncontrolling interests	940	0	0	940

Comprehensive income (loss) attributable to Central Garden & Pet Company	$(29,070)	$50,763	$0	$21,693

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) Fiscal Ended September 24, 2011 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(27,442)	$55,824	$0	$28,382
Other comprehensive income:
Foreign currency translation	75	0	0	75

Total comprehensive income (loss)	(27,367)	55,824	0	28,457
Comprehensive income attributable to noncontrolling interests	59	0	0	59

Comprehensive income (loss) attributable to Central Garden & Pet Company	$(27,426)	$55,824	$0	$28,398

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED BALANCE SHEET September 28, 2013 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$12,441	$2,715	$0	$15,156
Short term investments	17,820	0	0	17,820
Accounts receivable, net	43,660	153,734	(3,134)	194,260
Inventories	114,662	277,272	0	391,934
Prepaid expenses and other assets	24,747	28,737	0	53,484

Total current assets	213,330	462,458	(3,134)	672,654
Land, buildings, improvements and equipment, net	78,662	110,251	0	188,913
Goodwill	0	205,756	0	205,756
Investment in guarantors	693,615	0	(693,615)	0
Other assets	57,255	36,582	0	93,837

Total	$1,042,862	$815,047	$(696,749)	$1,161,160

LIABILITIES AND EQUITY
Accounts payable	$36,869	$69,834	$(3,134)	$103,569
Accrued expenses and other liabilities	33,664	45,096	0	78,760

Total current liabilities	70,533	114,930	(3,134)	182,329
Long-term debt	472,418	27	0	472,445
Other long-term obligations	29,887	6,475	0	36,362
Shareholders’ equity attributable to Central Garden & Pet	468,678	693,615	(693,615)	468,678
Noncontrolling interest	1,346	0	0	1,346

Total equity	470,024	693,615	(693,615)	470,024

Total	$1,042,862	$815,047	$(696,749)	$1,161,160

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED BALANCE SHEET September 29, 2012 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$44,662	$3,813	$0	$48,475
Short term investments	22,705	0	0	22,705
Accounts receivable, net	48,339	159,328	(5,245)	202,422
Inventories	97,017	233,015	0	330,032
Prepaid expenses and other assets	25,242	22,907	0	48,149

Total current assets	237,965	419,063	(5,245)	651,783
Land, buildings, improvements and equipment, net	81,727	109,436	0	191,163
Goodwill	0	210,223	0	210,223
Investment in guarantors	654,362	0	(654,362)	0
Other assets	54,910	41,468	0	96,378

Total	$1,028,964	$780,190	$(659,607)	$1,149,547

LIABILITIES AND EQUITY
Accounts payable	$49,894	$82,013	$(5,245)	$126,662
Accrued expenses and other liabilities	38,673	41,149	0	79,822

Total current liabilities	88,567	123,162	(5,245)	206,484
Long-term debt	449,387	96	0	449,483
Other long-term obligations	26,127	2,570	0	28,697
Shareholders’ equity attributable to Central Garden & Pet	463,937	654,362	(654,362)	463,937
Noncontrolling interest	946	0	0	946

Total equity	464,883	654,362	(654,362)	464,883

Total	$1,028,964	$780,190	$(659,607)	$1,149,547

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended September 28, 2013 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(9,068)	$20,858	$(40,072)	$(28,282)

Additions to property	(8,993)	(16,179)	0	(25,172)
Businesses acquired, net of cash acquired	0	(4,835)	0	(4,835)
Sale of short term investments	4,885	0	0	4,885
Investment in guarantor	(39,253)	(819)	40,072	0

Net cash (used) provided by investing activities	(43,361)	(21,833)	40,072	(25,122)

Repayments on revolving line of credit	(368,000)	0	0	(368,000)
Borrowings on revolving line of credit	391,000	0	0	391,000
Repayments of long-term debt	(206)	(126)	0	(332)
Proceeds from issuance of common stock	613	0	0	613
Excess tax benefits from stock-based awards	388	0	0	388
Repurchase of common stock	(2,731)	0	0	(2,731)
Distribution to noncontrolling interest	(629)	0	0	(629)

Net cash provided (used) by financing activities	20,435	(126)	0	20,309

Effect of exchange rates on cash	(227)	3	0	(224)

Net increase (decrease) in cash and cash equivalents	(32,221)	(1,098)	0	(33,319)
Cash and cash equivalents at beginning of year	44,662	3,813	0	48,475

Cash and cash equivalents at end of year	$12,441	$2,715	$0	$15,156

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended September 29, 2012 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$74,405	$65,527	$(50,763)	$89,169

Additions to property	(20,736)	(18,856)	0	(39,592)
Investment in short term investments	(4,885)	0	0	(4,885)
Investment in guarantor	(6,736)	(44,027)	50,763	0

Net cash provided (used) by investing activities	(32,357)	(62,883)	50,763	(44,477)

Repayments on revolving line of credit	(339,000)	0	0	(339,000)
Borrowings on revolving line of credit	304,000	0	0	304,000
Proceeds from the issuance of long-term debt	49,312	0	0	49,312
Repayments of long-term debt	(231)	(122)	0	(353)
Proceeds from issuance of common stock	2,129	0	0	2,129
Excess tax benefits from stock-based awards	1,881	0	0	1,881
Repurchase of common stock	(24,829)	0	0	(24,829)
Payment of financing costs	(1,715)	0	0	(1,715)

Net cash used in financing activities	(8,453)	(122)	0	(8,575)

Effect of exchange rates on cash	434	(107)	0	327

Net increase (decrease) in cash and cash equivalents	34,029	2,415	0	36,444
Cash and cash equivalents at beginning of year	10,633	1,398	0	12,031

Cash and cash equivalents at end of year	$44,662	$3,813	$0	$48,475

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended September 24, 2011 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$50,459	$56,373	$(55,824)	$51,008

Additions to property	(16,802)	(14,761)	0	(31,563)
Businesses acquired, net of cash acquired	(23,403)	(1,904)	0	(25,307)
Return of equity investment	3,133	0	0	3,133
Investment in short term investments	(2,500)	0	0	(2,500)
Investment in guarantor	(16,719)	(39,105)	55,824	0

Net cash used by investing activities	(56,291)	(55,770)	55,824	(56,237)

Repayments on revolving line of credit	(668,000)	0	0	(668,000)
Borrowings on revolving line of credit	703,000	0	0	703,000
Repayments of long-term debt	(190)	(145)	0	(335)
Proceeds from issuance of common stock	1,675	0	0	1,675
Excess tax benefits from stock-based awards	945	0	0	945
Repurchase of common stock	(108,727)	0	0	(108,727)
Payment of financing costs	(1,055)	0	0	(1,055)
Distribution to noncontrolling interest	(1,500)	0	0	(1,500)

Net cash used in financing activities	(73,852)	(145)	0	(73,997)

Effect of exchange rates on cash	52	(255)	0	(203)

Net increase (decrease) in cash and cash equivalents	(79,632)	203	0	(79,429)
Cash and cash equivalents at beginning of year	90,265	1,195	0	91,460

Cash and cash equivalents at end of year	$10,633	$1,398	$0	$12,031

21. Subsequent Events

Asset Backed Loan Facility

On December 5, 2013, the Company entered into a Credit Agreement which provides for a $390 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on December 5, 2018 and replaced the Company’s Old Credit Facility. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full.

The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. The Company did not draw down under the Credit Facility upon closing. Borrowings under the Credit Facility will bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s total outstanding borrowings. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25%-1.75% (and was 1.25% at the time of closing) and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.75% (and was 0.25% at closing).

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all assets of the Company.

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation, including the Certificate of Designation – Series A Convertible Preferred Stock and Certificate of Designation – Series B Convertible Preferred Stock.	10-K	001-33268	3.1	12/14/06

3.2	Amended and Restated By-laws of Central Garden & Pet Company, effective February 10, 2009.	10-Q	001-33268	3.2	5/7/09

4.1	Specimen Common Stock Certificate.	S-1	33-48070	4.1	5/21/92

4.2	Specimen Class A Common Stock Certificate.	8-A	001-33268	1	1/24/07

4.4	Indenture, dated as of March 8, 2010, by and between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-33268	4.2	3/8/10

4.5	First Supplemental Indenture, dated as of March 8, 2010, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to 8.25% Senior Subordinated Notes due 2018.	8-K	001-33268	4.3	3/8/10

4.6	Second Supplemental Indenture, dated as of February 13, 2012, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to 8.25% Senior Subordinated Notes due 2018.	8-K	001-33268	4.1	2/13/12

4.7	Registration Rights Agreement, dated February 13, 2012, among the Company, certain subsidiary guarantors parties thereto, and the Initial Purchasers.	8-K	001-33268	10.1	2/13/12

10.1*	Form of Indemnification Agreement between the Company and Executive Officers and Directors.	S-1	33-48070	10.18	5/21/92

10.2	Amended and Restated Credit Agreement dated as of June 25, 2010 among the Company, certain of the Company’s subsidiaries, J.P. Morgan Chase Bank, National Association, as Administrative Agent, SunTrust Bank., as Syndication Agent, and certain other lenders..	8-K	001-33268	10.1	7/1/10

10.3	Amendment No. 1 dated June 8, 2011 to the Amended and Restated Credit Agreement dated as of June 25, 2010 among the Company, certain institutions listed on the signature pages thereto, and J.P. Morgan Chase Bank, National Association, as Administrative Agent, SunTrust Bank, as Syndication Agent, and certain other lenders.	8-K	001-33268	10.1	6/10/11

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4	Amendment No. 2 dated August 1, 2013 to the Amended and Restated Credit Agreement dated as of June 25, 2010 among the Company, certain institutions listed on the signature pages thereto, and J.P. Morgan Chase Bank, National Association, as Administrative Agent, SunTrust Bank, as Syndication Agent, and certain other lenders					X

10.5*	2003 Omnibus Equity Incentive Plan, as amended and restated effective February 13, 2012.	8-K	001-33268	10.2	2/15/12

10.6*	Form of Nonstatutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan.	10-K	000-20242	10.5.1	12/9/04

10.7*	Form of Restricted Stock Agreement for 2003 Omnibus Equity Incentive Plan.	10-K	000-20242	10.5.2	12/9/04

10.8*	Form of Performance-Based Non-Statutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan	10-K	001-33268	10.4.3	11/19/10

10.9*	Nonemployee Director Equity Incentive Plan, as amended and restated effective December 10, 2008 (Incorporated by reference from Exhibit 10.5 to the Company’s Form 10-Q for the fiscal quarter ended March 28, 2009).	10-Q	001-33268	10.5	5/7/09

10.10*	Form of Nonstatutory Stock Option Agreement for Nonemployee Director Equity Incentive Plan.	10-Q	000-20242	10.6.1	2/3/05

10.11*	Form of Restricted Stock Agreement for Nonemployee Director Equity Incentive Plan.	10-Q	000-20242	10.6.2	2/3/05

10.12*	Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III.	10-K/A	000-20242	10.20	1/20/99

10.13*	Modification and Extension of Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III, dated as of May 6, 2003.	10-Q	000-20242	10.7.1	8/8/03

10.14*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of April 10, 2006, between the Company and Brooks M. Pennington III.	8-K	000-20242	10.1	4/14/06

10.15*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of July 1, 2008, between the Company and Brooks M. Pennington III.	10-K	001-33268	10.7.2	11/26/08

10.16*	Amendment of Employment Agreement and Non-Competition Agreement between the Company and Brooks M. Pennington III, dated March 20, 2012.	10-Q	001-33268	10.1	2/7/2013

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.17*	Form of Agreement to Protect Confidential Information, Intellectual Property and Business Relationships.	8-K	000-20242	10.1	10/14/05

10.18*	Form of Post-Termination Consulting Agreement.	8-K	000-20242	10.2	10/14/05

10.19*	Employment Offer Letter between the Company and Lori Varlas dated November 5, 2010.	8-K	001-33268	10.1	12/1/10

10.20*	Employment Agreement between Gus Halas and the Company, dated April 15, 2011.	10-Q	001-33268	10.1	8/4/11

10.21*	Consulting Services Agreement between the Company and Gus Halas, dated January 15, 2013.	10-Q	001-33268	10.2	2/7/2013

10.22*	Employment Agreement between the Company and Frank P. Palantoni dated February 1, 2011.	10-K	001-33268	10.12	11/18/11

10.23*	First Amendment to Employment Agreement, dated September 28, 2012, between the Company and Frank P. Palantoni.	10-K	001-33268	10.2	12/13/2012

10.24*	Consulting Services Agreement between the Company and Frank P. Palantoni, dated March 7, 2013.	8-K	001-33268	10.1	3/8/2013

10.25*	Employment Agreement between Steven LaMonte and the Company effective May 7, 2012.	10-Q	001-33268	10.1	8/2/12

10.26*	Employment Agreement between the Company and John Ranelli, dated January 9, 2013.	10-Q	001-33268	10.3	2/7/2013

12	Statement re Computation of Ratios of Earnings to Fixed Charges.					X

14	Code of Ethics, updated May 2009	10-K	001-33268	14	12/13/2012

21	List of Subsidiaries.					X

23	Consent of Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Management contract or compensatory plan or arrangement.