Form 10-Q
period 2013-12-28
CENTRAL GARDEN & PET CO
filed 2014-02-06
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-33268

CENTRAL GARDEN & PET COMPANY

Delaware	68-0275553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of January 31, 2014	12,246,751
Class A Common Stock Outstanding as of January 31, 2014	35,481,461
Class B Stock Outstanding as of January 31, 2014	1,652,262

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-Q includes ‘‘forward-looking statements.’’ Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, projected cost savings, capital expenditures, financing needs, plans or intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy and the trends we anticipate in the industries in which we operate and other information that is not historical information. When used in this Form 10-Q, the words ‘‘estimates,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘projects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘believes’’ and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in the Form 10-K for the fiscal year ended September 28, 2013, including the factors described in the section entitled ‘‘Item 1A – Risk Factors.’’ If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	seasonality and fluctuations in our operating results and cash flow;

•	fluctuations in market prices for seeds and grains and other raw materials;

•	our inability to pass through cost increases in a timely manner;

•	risks associated with innovation, including the risk that our new product innovations will not produce sufficient sales to recoup our investment;

•	declines in consumer spending during economic downturns;

•	inflation, deflation and other adverse macro-economic conditions;

•	supply shortages in small animals and pet birds;

•	adverse weather conditions;

•	fluctuations in energy prices, fuel and related petrochemical costs;

•	access to and cost of additional capital;

•	dependence on a small number of customers for a significant portion of our business;

•	disruptions in our business arising from the implementation of our change initiatives and the resulting consequences to our business and results of operations;

•	increased costs and expenses associated with our change initiatives;

•	consolidation trends in the retail industry;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	potential goodwill or intangible asset impairment;

•	dependence upon our key executives;

•	implementation of a new enterprise resource planning information technology system;

•	our ability to protect our intellectual property rights;

•	potential environmental liabilities;

•	risk associated with international sourcing;

•	litigation and product liability claims;

•	regulatory issues;

•	the impact of product recalls;

•	potential costs and risks associated with actual or anticipated cyber attacks;

•	the voting power associated with our Class B stock; and

•	potential dilution from issuance of authorized shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Unaudited

			(See Note 1)
	December 28, 2013	December 29, 2012	September 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$16,711	$12,591	$15,156
Short term investments	14,220	17,820	17,820
Accounts receivable (less allowance for doubtful accounts of $20,547, $18,555 and $21,158)	143,105	150,767	194,260
Inventories	427,439	397,725	391,934
Prepaid expenses and other	69,100	66,629	53,484

Total current assets	670,575	645,532	672,654
Land, buildings, improvements and equipment—net	187,138	192,486	188,913
Goodwill	205,756	210,223	205,756
Other intangible assets—net	78,856	77,790	79,868
Deferred income taxes and other assets	13,643	20,041	13,969

Total	$1,155,968	$1,146,072	$1,161,160

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$120,548	$130,484	$103,569
Accrued expenses	88,512	83,580	78,618
Current portion of long-term debt	73	309	142

Total current liabilities	209,133	214,373	182,329
Long-term debt	449,465	450,446	472,445
Other long-term obligations	38,867	30,968	36,362
Equity:
Common stock, $.01 par value: 12,246,751, 12,247,359 and 12,246,751 shares outstanding at December 28, 2013, December 29, 2012 and September 28, 2013	122	122	122
Class A common stock, $.01 par value: 35,423,560, 34,765,783 and 35,291,001 shares outstanding at December 28, 2013, December 29, 2012 and September 28, 2013	354	347	353
Class B stock, $.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	390,991	383,615	389,153
Accumulated earnings	64,884	64,449	77,592
Accumulated other comprehensive income	1,527	1,497	1,442

Total Central Garden & Pet Company shareholders’ equity	457,894	450,046	468,678
Noncontrolling interest	609	239	1,346

Total equity	458,503	450,285	470,024

Total	$1,155,968	$1,146,072	$1,161,160

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	December 28, 2013	December 29, 2012
Net sales	$290,521	$292,497
Cost of goods sold and occupancy	210,780	215,538

Gross profit	79,741	76,959
Selling, general and administrative expenses	88,096	90,053

Loss from operations	(8,355)	(13,094)
Interest expense	(12,217)	(10,315)
Interest income	13	65
Other expense	(168)	(981)

Loss before income taxes and noncontrolling interest	(20,727)	(24,325)
Income tax benefit	(7,915)	(8,978)

Loss including noncontrolling interest	(12,812)	(15,347)
Net loss attributable to noncontrolling interest	(104)	(78)

Net loss attributable to Central Garden & Pet Company	$(12,708)	$(15,269)

Net loss per share attributable to Central Garden & Pet Company:
Basic and diluted	$(0.26)	$(0.32)

Weighted average shares used in the computation of net loss per share:
Basic and diluted	48,368	47,871

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	December 28, 2013	December 29, 2012
Net loss	$(12,812)	$(15,347)
Other comprehensive income (loss):
Foreign currency translation	85	(42)

Total comprehensive loss	(12,727)	(15,389)
Comprehensive loss attributable to noncontrolling interests	(104)	(78)

Comprehensive loss attributable to Central Garden & Pet Company	$(12,623)	$(15,311)

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 28, 2013	December 29, 2012
Cash flows from operating activities:
Net loss	$(12,812)	$(15,347)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,320	8,016
Stock-based compensation	1,780	1,576
Excess tax benefits from stock-based awards	(171)	(74)
Deferred income taxes	2,361	2,820
Unrealized losses on derivative financial instruments	0	627
Write-off of deferred financing costs	1,731	0
Loss on sale of property and equipment	23	149
Change in assets and liabilities:
Accounts receivable	51,255	51,655
Inventories	(35,340)	(67,473)
Prepaid expenses and other assets	(13,743)	(15,171)
Accounts payable	16,952	3,625
Accrued expenses	9,972	3,463
Other long-term obligations	(319)	(1,907)

Net cash provided by (used in) operating activities	30,009	(28,041)

Cash flows from investing activities:
Additions to property and equipment	(5,377)	(8,025)
Payments to acquire companies, net of cash acquired	(0)	(4,835)
Proceeds from short term investments	3,600	4,885

Net cash used in investing activities	(1,777)	(7,975)

Cash flows from financing activities:
Repayments of long-term debt	(76)	(84)
Proceeds from issuance of common stock	200	97
Borrowings under revolving line of credit	45,000	4,000
Repayments under revolving line of credit	(68,000)	(3,000)
Payment of deferred financing costs	(2,985)	0
Repurchase of common stock	(401)	(327)
Distribution to noncontrolling interest	(633)	(629)
Excess tax benefits from stock-based awards	171	74

Net cash (used) provided by financing activities	(26,724)	131
Effect of exchange rate changes on cash and cash equivalents	47	1

Net increase (decrease) in cash and cash equivalents	1,555	(35,884)
Cash and equivalents at beginning of period	15,156	48,475

Cash and equivalents at end of period	$16,711	$12,591

Supplemental information:
Cash paid for interest	$2,998	$1,001

Cash paid for income taxes, net of refunds	$(1,063)	$46

Non-cash investing activities:
Capital expenditures incurred but not paid	$938	$1,494

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended December 28, 2013

(unaudited)

1. Basis of Presentation

The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of December 28, 2013 and December 29, 2012, the condensed consolidated statements of operations for the three months ended December 28, 2013 and December 29, 2012, the condensed consolidated statements of comprehensive income (loss) for the three months ended December 28, 2013 and December 29, 2012 and the condensed consolidated statements of cash flows for the three months ended December 28, 2013 and December 29, 2012 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.

For the Company’s foreign business in the UK, the local currency is the functional currency. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the period. Deferred taxes are not provided on translation gains and losses because the Company expects earnings of its foreign subsidiary to be permanently reinvested. Transaction gains and losses are included in results of operations. See Note 9, Supplemental Equity Information, for further detail.

Due to the seasonal nature of the Company’s garden business, the results of operations for the three month period ended December 28, 2013 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2013 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 28, 2013 balance sheet presented herein was derived from the audited statements.

Noncontrolling Interest

Noncontrolling interest in the Company’s condensed consolidated financial statements represents the 20% interest not owned by Central in a consolidated subsidiary. Since the Company controls this subsidiary, its financial statements are consolidated with those of the Company, and the noncontrolling owner’s 20% share of the subsidiary’s net assets and results of operations is deducted and reported as noncontrolling interest on the consolidated balance sheets and as net income (loss) attributable to noncontrolling interest in the consolidated statements of operations. See Note 9, Supplemental Equity Information, for additional information.

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

The Company does not perform the assessments required to achieve hedge accounting for commodity derivative positions. Accordingly, the changes in the values of these derivatives are recorded currently in other income (expense) in its condensed consolidated statements of operations. See Note 4, Derivative Instruments, for additional information.

Recent Accounting Pronouncements

Comprehensive Income

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). This guidance requires entities to disclose, either in the notes to the consolidated financial statements or parenthetically on the face of the statement that reports comprehensive income (loss), items reclassified out of accumulated other comprehensive income (loss) and into net earnings in their entirety and the effect of the reclassification on each affected statement of operations line item. In addition, for accumulated other comprehensive income (loss) reclassification items that are not reclassified in their entirety into net earnings, a cross reference to other required accounting standard disclosures is required. This guidance became effective for the Company on September 29, 2013. This new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

2. Business Combinations

In December 2012, the Company acquired the remaining majority interest in FourStar Microbial Products, LLC (Four Star Microbial) for approximately $4.8 million in cash and approximately $4.2 million of contingent future performance-based payments. The purchase price exceeded the estimated fair value of the tangible and intangible assets acquired by $3.2 million, which was recorded as goodwill. The operating results of FourStar Microbial had no material impact on the consolidated financial statements. In the future, we expect the acquisition will enhance the Company’s capability to service professional providers of mosquito abatement.

The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In thousands)	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments		Amounts Recognized as of Acquisition Date (as Adjusted)
Current assets, net of cash and cash equivalents acquired	$220	$0		$220
Fixed assets	40	0		40
Goodwill	0	3,243		3,243
Intangible assets	1,144	5,958		7,102
Other long-term assets	5,406	(5,406)		0
Current liabilities	(13)	0		(13)
Current portion of long-term debt	0	0		0
Other long-term liabilities	0	(4,165)		(4,165)

	6,797	(370	)(2)	6,427
Assets of aquiree recorded prior to purchase of majority interest	(1,962)	370		(1,592)

Net assets acquired, less cash and cash equivalents	$4,835	$0		$4,835

(1)	As previously reported in our Form 10-Q for the period ended December 29, 2012.
(2)	The Company recognized a loss of approximately $370 on its prior ownership interest in the acquiree.

During fiscal 2013, the fair value measurements of assets acquired and liabilities assumed of FourStar Microbial as of the acquisition date were refined. This refinement did not have a significant impact on our condensed consolidated statements of operations, balance sheets or cash flows in any period and, therefore, we have not retrospectively adjusted our financial statements. These fair value assessments were finalized and reflected in our Form 10-K for the year ended September 28, 2013. Financial results for FourStar Microbial have been included in the results of operations within our Pet segment since the date of acquisition.

3. Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 28, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit (a)	$0	$14,220	$0	$14,220

Total assets	$0	$14,220	$0	$14,220

Liabilities:
Liability for contingent consideration (c)	$0	$0	$4,165	$4,165

Total liabilities	$0	$0	$4,165	$4,165

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 29, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit (a)	$0	$17,820	$0	$17,820
Derivative assets (b)	0	18	0	18

Total assets	$0	$17,838	$0	$17,838

Liabilities:
Derivative liabilities (b)	$0	$548	$0	$548

Total liabilities	$0	$548	$0	$548

The following table presents our financial assets and liabilities at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 28, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit (a)	$0	$17,820	$0	$17,820

Total assets	$0	$17,820	$0	$17,820

Liabilities:
Liability for contingent consideration (c)	$0	$0	$4,165	$4,165

Total liabilities	$0	$0	$4,165	$4,165

(a)	The fair value of our time deposits is based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. These are presented as short term investments in our condensed consolidated balance sheets.

(b)	Derivative assets and liabilities were valued using quoted forward pricing from bank counterparties and are presented as other current assets and liabilities in our condensed consolidated balance sheets.
(c)	The liability for contingent consideration relates to an earn-out for B2E, acquired in December 2012. The fair value of the contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and discounted amount of any earn-out that will be achieved based on expected future performance by the acquired entity. This is presented as part of long-term liabilities in our condensed consolidated balance sheets.

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the period ended September 28, 2013 and December 28, 2013 (in thousands):

Amount
Balance as of September 28, 2013	$4,165
Changes in the fair value of contingent performance-based payments established at the time of acquisition	0

Balance as of December 28, 2013	$4,165

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the period ended December 28, 2013, the Company was not required to measure any significant non-financial assets and liabilities at fair value.

Fair Value of Other Financial Instruments

The estimated fair value of the Company’s $450.0 million 8.25% senior subordinated notes due 2018 as of December 28, 2013, December 29, 2012 and September 28, 2013, was $434.3 million, $481.5 million and $449.5 million, respectively, compared to a carrying value of $449.4 million, $449.3 million and $449.4 million, respectively. The estimated fair value is based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.

4. Derivative Instruments

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

Commodity and commodity index futures, swaps and option contracts are used to economically hedge commodity input prices on grains and proteins. These derivative contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. Generally, the Company economically hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months. As of September 28, 2013 and December 28, 2013, the Company had no outstanding derivative instruments. As of December 29, 2012, the Company had economically hedged certain portions of its anticipated consumption of commodity inputs using derivative instruments with expiration dates through July 2013.

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

The following table presents the fair value of all derivative instruments outstanding in the condensed consolidated balance sheets (in thousands):

	December 28, 2013		December 29, 2012		September 28, 2013
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$0	$0	$18	$548	$0	$0

Total derivative instruments	$0	$0	$18	$548	$0	$0

The following table presents the effect of derivative instruments recorded in other income (expense) on the condensed consolidated statements of operations (in thousands):

	Three Months Ended
Derivatives Not Designated as Hedging Instruments	December 28, 2013	December 29, 2012
Commodity contracts	$0	$(805)

Total derivative instruments	$0	$(805)

The following table presents the gross contract notional volume of outstanding derivative contracts:

Commodity	Metric	December 28, 2013	December 29, 2012	September 28, 2013
Corn	Bushels	0	1,449,000	0
Soy Meal	Tons	0	3,500	0

5. Inventories, net

Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	December 28, 2013	December 29, 2012	September 28, 2013
Raw materials	$120,382	$121,875	$121,695
Work in progress	17,531	17,291	19,856
Finished goods	275,425	246,464	236,322
Supplies	14,101	12,095	14,060

Total inventories, net	$427,439	$397,725	$391,934

6. Goodwill

The Company accounts for goodwill in accordance with ASC 350, “Intangibles – Goodwill and Other,” and tests goodwill for impairment annually, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This assessment involves the use of significant accounting judgments and estimates as to future operating results and discount rates. Changes in estimates or use of different assumptions could produce significantly different results. An impairment loss is generally recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company uses discounted cash flow analysis to estimate the fair value of our reporting units. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its reporting units to the Company’s total market capitalization. Based on the Company’s annual analysis of goodwill performed during the fourth quarter of fiscal 2013, it concluded the carrying value of the Company’s Garden segment goodwill was impaired, resulting in a non-cash goodwill impairment charge of $7.7 million.

7. Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
December 28, 2013
Marketing-related intangible assets – amortizable	$12.5	$(9.1)	$0	$3.4
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	72.1	(9.1)	(16.9)	46.1

Customer-related intangible assets – amortizable	42.8	(18.5)	0	24.3

Other acquired intangible assets – amortizable	16.6	(8.1)	0	8.5
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	17.8	(8.1)	(1.2)	8.5

Total other intangible assets	$132.7	$(35.7)	$(18.1)	$78.9

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
December 29, 2012
Marketing-related intangible assets – amortizable	$12.3	$(7.7)	$0	$4.6
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	71.9	(7.7)	(16.9)	47.3

Customer-related intangible assets – amortizable	42.7	(16.0)	0	26.7

Other acquired intangible assets – amortizable	10.8	(7.0)	0	3.8
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	12.0	(7.0)	(1.2)	3.8

Total other intangible assets	$126.6	$(30.7)	$(18.1)	$77.8

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
September 28, 2013
Marketing-related intangible assets – amortizable	$12.5	$(8.9)	$0	$3.6
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	72.1	(8.9)	(16.9)	46.3

Customer-related intangible assets – amortizable	42.8	(17.9)	0	24.9

Other acquired intangible assets – amortizable	16.6	(7.9)	0	8.7
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	17.8	(7.9)	(1.2)	8.7

Total other intangible assets	$132.7	$(34.7)	$(18.1)	$79.9

Other intangible assets acquired include contract-based and technology-based intangible assets.

As part of its acquisition of the remaining majority interest in FourStar Microbial during the first quarter of fiscal 2013, the Company acquired approximately $0.1 million of marketing-related intangible assets, $0.1 million of customer-related intangible assets and $6.9 million of other intangible assets.

The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. In fiscal 2013, the Company tested its indefinite-lived intangible assets and no impairment was indicated. Other factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in fiscal 2013 or during the three months ended December 28, 2013, and accordingly, no impairment testing was performed on these assets.

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 1 to 25 years; over weighted average remaining lives of six years for marketing-related intangibles, 15 years for customer-related intangibles and 15 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $1.0 million and $1.1 million for the three months ended December 28, 2013 and December 29, 2012, respectively, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $5 million per year from fiscal 2014 through fiscal 2018.

8. Long-Term Debt

Long-term debt consists of the following:

	December 28, 2013	December 29, 2012	September 28, 2013
	(in thousands)
Senior subordinated notes, net of unamortized discount (1), interest at 8.25%, payable semi-annually, principal due March 2018	$449,444	$449,337	$449,417
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.25% to 1.75%, or Base Rate plus a margin of 0.25% to 0.75%, final maturity December 2018	0	0	0
Revolving credit facility, interest at Alternate Base Rate plus a margin of 0.75% to 1.75%, or LIBOR plus a margin of 1.75% to 2.75%, final maturity June 2016	0	1,000	23,000
Other notes payable	94	418	170

Total	449,538	450,755	472,587
Less current portion	(73)	(309)	(142)

Long-term portion	$449,465	$450,446	$472,445

(1)	Represents unamortized original issue discount of $556, $663 and $583, as of December 28, 2013, December 29, 2012 and September 28, 2013, respectively, which is amortizable until March 2018.

Asset Backed Loan Facility

On December 5, 2013, the Company entered into a credit agreement which provides up to a $390 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on December 5, 2018 and replaced the Company’s prior revolving credit facility. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of December 28, 2013, there were no borrowings outstanding under the Credit Facility. There were no letters of credit outstanding under the Credit Facility as of December 28, 2013. There were other letters of credit of $13.1 million outstanding as of December 28, 2013.

The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. The borrowing base as of December 28, 2013 was approximately $302.2 million. Borrowings under the Credit Facility will bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s total outstanding borrowings. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25%-1.75% (and was 1.25% at December 28, 2013) and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.75% (and was 0.25% at December 28, 2013). As of December 28, 2013, the applicable interest rate related to Base Rate borrowings, had any been outstanding, was 3.5%, and the applicable interest rate related to LIBOR-based borrowings, had any been outstanding, was 1.4%.

The Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all assets of the Company. The Company was in compliance with all covenants under the Credit Facility during the period ended December 28, 2013.

The Company incurred approximately $3.0 million of costs in conjunction with this transaction, which included banking fees and legal expenses. These costs will be amortized over the term of the Credit Facility.

The Company recorded a non-cash charge of $1.7 million for the period ended December 28, 2013, as part of interest expense, related to the unamortized deferred financing costs under the prior revolving credit facility.

Senior Subordinated Notes

On March 8, 2010, the Company issued $400 million aggregate principal amount of 8.25% senior subordinated notes due March 1, 2018 (the “2018 Notes”). On February 13, 2012, the Company issued an additional $50 million aggregate principal amount of its 2018 Notes at a price of 98.501%, plus accrued interest from September 1, 2011, in a private placement. The Company used the net proceeds from the offering to pay a portion of the outstanding balance under its prior revolving credit facility.

The estimated fair value of our $450 million of 2018 Notes as of December 28, 2013 was approximately $434.3 million. The estimated fair value is based on quoted market prices for these notes.

The 2018 Notes require semiannual interest payments, which commenced on September 1, 2010. The 2018 Notes are unsecured senior subordinated obligations and are subordinated to all of the Company’s existing and future senior debt, including the Company’s prior revolving credit facility and Credit Facility. The obligations under the 2018 Notes are fully and unconditionally guaranteed on a senior subordinated basis by each of the Company’s existing and future domestic restricted subsidiaries with certain exceptions. The guarantees are general unsecured senior subordinated obligations of the guarantors and are subordinated to all existing and future senior debt of the guarantors.

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

The 2018 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants in the 2018 Notes indenture as of December 28, 2013.

9. Supplemental Equity Information

The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest for the three months ended December 28, 2013 and December 29, 2012:

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Aditional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 28, 2013	$122	$353	$16	$389,153	$77,592	$1,442	$468,678	$1,346	$470,024
Comprehensive loss					(12,708)	85	(12,623)	(104)	(12,727)
Stock based compensation				1,257			1,257		1,257
Restricted share activity		1		55			56		56
Issuance of common stock				355			355		355
Repurchase of common stock	0	0		0	0		0		0
Tax benefit on stock option exercise				171			171		171
Distribution to Noncontrolling interest								(633)	(633)
Other

Balance December 28, 2013	$122	$354	$16	$390,991	$64,884	$1,527	$457,894	$609	$458,503

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Aditional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 29, 2012	$122	$347	$16	$382,195	$79,718	$1,539	$463,937	$946	$464,883
Comprehensive loss					(15,269)	(42)	(15,311)	(78)	(15,389)
Stock based compensation				1,030			1,030		1,030
Restricted share activity				(96)			(96)		(96)
Issuance of common stock				412			412		412
Repurchase of common stock	0	0		0	0		0		0
Tax benefit on stock option exercise				74			74		74
Distribution to Noncontrolling interest								(629)	(629)
Other

Balance December 29, 2012	$122	$347	$16	$383,615	$64,449	$1,497	$450,046	$239	$450,285

10. Stock-Based Compensation

The Company recognized share-based compensation expense of $1.8 million and $1.6 million for the three month periods ended December 28, 2013 and December 29, 2012, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the three month periods ended December 28, 2013 and December 29, 2012 was $0.7 million and $0.6 million, respectively.

11. Earnings Per Share

The potential effects of stock awards were excluded from the diluted earnings per share calculation for the three month periods ended December 28, 2013 and December 29, 2012 because their inclusion in a net loss period would be anti-dilutive to the earnings per share calculation.

12. Segment Information

Management has determined that the Company has two operating segments which are also reportable segments based on the level at which the Chief Operating Decision Maker reviews the results of operations to make decisions regarding performance assessment and resource allocation. These operating segments are Pet segment and Garden segment and are presented in the table below (in thousands).

	Three Months Ended
	December 28, 2013	December 29, 2012
Net sales:
Pet segment	$184,605	$195,180
Garden segment	105,916	97,317

Total net sales	$290,521	$292,497

Income (loss) from operations:
Pet segment	14,386	10,173
Garden segment	(6,231)	(8,536)
Corporate	(16,510)	(14,731)

Total loss from operations	(8,355)	(13,094)

Interest expense—net	(12,204)	(10,250)
Other expense	(168)	(981)
Income tax benefit	(7,915)	(8,978)

Loss including noncontrolling interest	(12,812)	(15,347)
Net loss attributable to noncontrolling interest	(104)	(78)

Net loss attributable to Central Garden & Pet Company	$(12,708)	$(15,269)

Depreciation and amortization:
Pet segment	3,886	3,695
Garden segment	1,573	1,656
Corporate	2,861	2,665

Total depreciation and amortization	$8,320	$8,016

	December 28, 2013	December 29, 2012	September 28, 2013
Assets:
Pet segment	$406,000	$419,537	$425,988
Garden segment	394,193	362,770	388,581
Corporate	355,775	363,765	346,591

Total assets	$1,155,968	$1,146,072	$1,161,160

Goodwill (included in corporate assets above):
Pet segment	$205,756	$202,514	$205,756
Garden segment	0	7,709	0

Total goodwill	$205,756	$210,223	$205,756

13. Consolidating Condensed Financial Information of Guarantor Subsidiaries

Certain 100% wholly-owned subsidiaries of the Company (as listed below, collectively the “Guarantor Subsidiaries”) have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest on the Company’s 2018 Notes. Certain subsidiaries and operating divisions are not guarantors of the Notes (collectively, the “Non-Guarantor entities”) and have been included in the financial results of the Parent in the information below. These Non-Guarantor entities are not material to the Parent. Those subsidiaries that are guarantors and co-obligors of the Notes are as follows:

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

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS

Three Months Ended December 28, 2013

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$96,339	$205,306	$(11,124)	$290,521
Cost of products sold and occupancy	76,747	145,157	(11,124)	210,780

Gross profit	19,592	60,149	0	79,741
Selling, general and administrative expenses	28,375	59,721	0	88,096

Income (loss) from operations	(8,783)	428	0	(8,355)
Interest – net	(12,184)	(20)	0	(12,204)
Other income (loss )	415	(583)	0	(168)

Loss before income taxes	(20,552)	(175)	0	(20,727)
Income tax benefit	(7,848)	(67)	0	(7,915)

Loss including noncontrolling interest	(12,704)	(108)		(12,812)
Loss attributable to noncontrolling interest	(104)	0	0	(104)

Loss attributable to Central Garden & Pet Company before equity in undistributed income of guarantor subsidiaries	(12,600)	(108)	0	(12,708)
Equity in undistributed income of guarantor subsidiaries	(108)	0	108	0

Net loss attributable to Central Garden & Pet Co.	$(12,708)	$(108)	$108	$(12,708)

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

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE

INCOME (LOSS)

Three Months Ended December 28, 2013

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(12,704)	$(108)	$0	$(12,812)
Other comprehensive income:
Foreign currency translation	85	0	0	85

Total comprehensive loss	(12,619)	(108)	0	(12,727)
Comprehensive loss attributable to noncontrolling interests	(104)	0	0	(104)

Comprehensive loss attributable to Central Garden & Pet Company	$(12,515)	$(108)	$0	$(12,623)

CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE

INCOME (LOSS)

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

CONSOLIDATING CONDENSED BALANCE SHEET

December 28, 2013

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$13,142	$3,569	$0	$16,711
Short term investments	14,220	0	0	14,220
Accounts receivable, net	43,850	103,997	(4,742)	143,105
Inventories	137,276	290,163	0	427,439
Prepaid expenses and other assets	34,595	34,505	0	69,100

Total current assets	243,083	432,234	(4,742)	670,575
Land, buildings, improvements and equipment, net	76,990	110,148	0	187,138
Goodwill	0	205,756	0	205,756
Investment in guarantors	657,919	0	(657,919)	0
Deferred income taxes and other assets	57,820	34,679	0	92,499

Total	$1,035,812	$782,817	$(662,661)	$1,155,968

LIABILITIES AND EQUITY
Accounts payable	$50,834	$74,456	$(4,742)	$120,548
Accrued expenses and other current liabilities	44,659	43,926	0	88,585

Total current liabilities	95,493	118,382	(4,742)	209,133
Long-term debt	449,444	21	0	449,465
Other long-term obligations	32,372	6,495	0	38,867
Shareholders’ equity attributable to Central Garden & Pet Co.	457,894	657,919	(657,919)	457,894
Noncontrolling interest	609	0	0	609

Total equity	458,503	657,919	(657,919)	458,503

Total	$1,035,812	$782,817	$(662,661)	$1,155,968

CONSOLIDATING CONDENSED BALANCE SHEET

September 28, 2013

(in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$12,441	$2,715	$0	$15,156
Short term investments	17,820	0	0	17,820
Accounts receivable, net	43,660	153,734	(3,134)	194,260
Inventories	114,662	277,272	0	391,934
Prepaid expenses and other assets	24,747	28,737	0	53,484

Total current assets	213,330	462,458	(3,134)	672,654
Land, buildings, improvements and equipment, net	78,662	110,251	0	188,913
Goodwill	0	205,756	0	205,756
Investment in guarantors	693,615	0	(693,615)	0
Other assets	57,255	36,582	0	93,837

Total	$1,042,862	$815,047	$(696,749)	$1,161,160

LIABILITIES AND EQUITY
Accounts payable	$36,869	$69,834	$(3,134)	$103,569
Accrued expenses and other liabilities	33,664	45,096	0	78,760

Total current liabilities	70,533	114,930	(3,134)	182,329
Long-term debt	472,418	27	0	472,445
Other long-term obligations	29,887	6,475	0	36,362
Shareholders’ equity attributable to Central Garden & Pet	468,678	693,615	(693,615)	468,678
Noncontrolling interest	1,346	0	0	1,346

Total equity	470,024	693,615	(693,615)	470,024

Total	$1,042,862	$815,047	$(696,749)	$1,161,160

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

CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS

Three Months Ended December 28, 2013

( in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(10,458)	$40,359	$108	$30,009

Additions to property and equipment	(1,549)	(3,828)	0	(5,377)
Proceeds from short term investments	3,600	0	0	3,600
Investment in guarantor subsidiaries	35,696	(35,588)	(108)	0

Net cash provided (used) by investing activities	37,747	(39,416)	(108)	(1,777)

Repayments of long-term debt	(39)	(37)	0	(76)
Borrowings under revolving line of credit	45,000	0	0	45,000
Repayments under revolving line of credit	(68,000)	0	0	(68,000)
Payment of deferred financing costs	(2,985)	0	0	(2,985)
Repurchase of common stock	(401)	0	0	(401)
Proceeds from issuance of common stock	200	0	0	200
Distribution to minority interest	(633)	0	0	(633)
Excess tax benefits from stock-based awards	171	0	0	171

Net cash provided (used) by financing activities	(26,687)	(37)	0	(26,724)
Effect of exchange rate changes on cash	99	(52)	0	47

Net increase in cash and cash equivalents	701	854	0	1,555
Cash and cash equivalents at beginning of period	12,441	2,715	0	15,156

Cash and cash equivalents at end of period	$13,142	$3,569	$0	$16,711

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

The Company and its guarantor subsidiaries participate in a cash pooling program. As part of this program, cash balances are generally swept on a daily basis between the guarantor subsidiary bank accounts and those of the Company. In addition, the Company pays expenses on behalf of its guarantor subsidiaries on a regular basis. These types of transactions have been accounted for as investments in guarantor subsidiaries within investing activities.

14. Contingencies

The Company may from time to time become involved in legal proceedings in the ordinary course of business. Currently, the Company is not a party to any legal proceedings that management believes would have a material effect on the Company’s financial position or results of operations.

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

In fiscal 2013, our consolidated net sales were $1.7 billion, of which our Pet segment, or Pet, accounted for approximately $888 million and our Lawn and Garden segment, or Garden, accounted for approximately $765 million. In fiscal 2013, our branded product sales were approximately $1.4 billion, or approximately 83% of total sales, sales of other manufacturers’ products were approximately 17% of total sales. In fiscal 2013, our income from operations, before corporate expenses and eliminations of $64 million, was $104 million, of which the Pet segment accounted for $96 million and the Garden segment accounted for $8 million. See Note 12 to our consolidated financial statements for financial information about our two operating segments.

We were incorporated in Delaware in June 1992 as the successor to a California corporation that was formed in 1955. Our executive offices are located at 1340 Treat Boulevard, Suite 600, Walnut Creek, California 94597, and our telephone number is (925) 948-4000. Our website is www.central.com. The information on our website is not incorporated by reference in this annual report.

Recent Developments

Fiscal 2014 First Quarter Financial Performance:

•	Our net sales decreased $2.0 million, or 0.7%, to $290.5 million.

•	Gross margin increased 110 basis points to 27.4%.

•	Selling, general & administrative expenses decreased as a percentage of net sales to 30.3% from 30.8% in the prior year quarter.

•	Our loss from operations in the fiscal first quarter of 2014 decreased $4.7 million as compared to the first quarter of fiscal 2013.

•	Generally, we incur a net loss in the first quarter of our fiscal year due to the seasonality of our garden segment. Our net loss in the first quarter of fiscal 2014 was $12.7 million, or $.26 per share, compared to $15.3 million, or $0.32 per share, in the first quarter of fiscal 2013.

Results of Operations

Three Months Ended December 28, 2013

Compared with Three Months Ended December 29, 2012

Net Sales

Net sales for the three months ended December 28, 2013 decreased $2.0 million, or 0.7%, to $290.5 million from $292.5 million for the three months ended December 29, 2012. Our branded product sales decreased $6.2 million and sales of other manufacturers’ products increased $4.2 million.

Pet segment net sales decreased $10.6 million, or 5.4%, to $184.6 million for the three months ended December 28, 2013 from $195.2 million for the three months ended December 29, 2012. Pet branded product sales decreased $13.7 million, due primarily to a $6.1 million sales decrease in wild bird feed and a $4.4 million sales decrease of aquatic products. The decreases were volume driven. Sales volume decreases were partially offset by increased prices. Sales of other manufacturers’ products increased $3.1 million.

Garden segment net sales increased $8.6 million, or 8.8%, to $105.9 million for the three months ended December 28, 2013 from $97.3 million for the three months ended December 29, 2012. Garden branded product sales increased $7.5 million and sales of other manufacturers’ products increased $1.1 million. The sales increase in our garden branded products was due primarily to a $4.6 million increase in controls and fertilizers, which was primarily volume driven and reflects orders that are starting earlier this year, and a $4.4 million increase in other garden supplies due to sales of our seasonal décor products into a new channel.

Gross Profit

Gross profit for the three months ended December 28, 2013 increased $2.7 million, or 3.6%, to $79.7 million from $77.0 million for the three months ended December 29, 2012. Gross margin increased from 26.3% for the three months ended December 29, 2012 to 27.4% for the three months ended December 28, 2013. Gross profit and gross margin increased in both segments.

Gross margin in the Pet segment improved due to increased pricing. The largest gross margin improvement was in our dog and cat category, which benefitted from both price increases and manufacturing improvements. Gross margin in the Garden segment increased due primarily to improved margins in our seasonal décor products business, which was impacted negatively in the prior year quarter by increased sales returns and expenses and by reduced sales of winter seasonal products and impacted positively in the current period by increased sales into a new channel, and declining commodity prices in our wild bird feed garden business. These improvements were partially offset by a decrease in our grass seed business gross margin due to increased raw material costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2.0 million, or 2.2%, to $88.1 million for the three months ended December 28, 2013 from $90.1 million for the three months ended December 29, 2012. As a percentage of net sales, selling, general and administrative expenses decreased to 30.3% for the three months ended December 28, 2013, compared to 30.8% in the comparable prior year quarter. The change in selling, general and administrative expenses, discussed further below, was due to decreased selling and delivery expense. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and information technology functions.

Selling and delivery expense decreased $2.6 million, or 5.5%, to $44.7 million for the three months ended December 28, 2013 from $47.3 million for the three months ended December 29, 2012. Selling and delivery expense as a percentage of net sales decreased to 15.4% in the current year quarter from 16.2% in the prior year quarter. The $2.6 million decrease was due primarily to lower delivery expenses and lower commissions resulting from the lower sales in our Pet segment.

Warehouse and administrative expense increased $0.6 million, or 1.4%, to $43.4 million for the three months ended December 28, 2013 from $42.8 million for the three months ended December 29, 2012. Increased expenses at corporate and in our Garden segment due primarily to increased medical insurance and headcount reduction costs were partially offset by reduced expenses in our Pet segment due primarily to reduced employee related costs from headcount reductions in fiscal 2013.

Loss from Operations

The loss from operations decreased $4.7 million for the three months ended December 28, 2013, or 36.2%, to $8.4 million from $13.1 million for the three months ended December 29, 2012. Operating income for the quarter increased in our Pet segment by $4.2 million due to lower selling, general and administrative expenses and an improved gross margin. The operating loss in our Garden segment decreased by $2.3 million due primarily to increased revenues partially offset by a $1.8 million increase in corporate operating expense resulting primarily from increases in medical insurance costs and headcount reduction expenses.

Net Interest Expense

Net interest expense for the three months ended December 28, 2013 increased $2.0 million, or 19.1%, to $12.2 million from $10.2 million for the three months ended December 29, 2012. The increase was due primarily to a non-cash charge of $1.7 million related to the unamortized deferred financing costs related to our prior revolving credit facility. On December 5, 2013, the Company entered into a Credit Agreement which provides for a $390 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on December 5, 2018 and replaced the Company’s prior credit facility. Our average borrowing rate for the current quarter declined to 8.6% compared to 8.7% for the prior year quarter.

Debt outstanding on December 28, 2013 was $449.5 million compared to $450.8 million as of December 29, 2012.

Other Expense

Other expense decreased $0.8 million to $0.2 million for the quarter ended December 28, 2013, from $1.0 million for the quarter ended December 29, 2012. The decrease was due primarily to realized and unrealized losses expensed in the prior year quarter from derivative contracts used to economically hedge anticipated commodity purchases for use in our products.

Income Taxes

Our effective income tax rate was 38.2% for the quarter ended December 28, 2013 and 36.9% for the quarter ended December 29, 2012. The income tax rate increase was due primarily to an increase in state tax rates compared to the prior year quarter.

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

In recent years, our business was negatively impacted by low consumer confidence, as well as other macro-economic factors. In fiscal 2012 and throughout most of fiscal 2013, commodity costs continued to increase. Recently, commodity costs have been declining although we have seen increases in our grass seed costs. We continue to monitor commodity prices in order to take action to mitigate the impact of increasing raw material costs.

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

Liquidity and Capital Resources

We have financed our growth through a combination of internally generated funds, bank borrowings, supplier credit, and sales of equity and debt securities.

Our business is seasonal and our working capital requirements and capital resources track closely to this seasonal pattern. Generally, during the first fiscal quarter, accounts receivable reach their lowest level while inventory, accounts payable and short-term borrowings begin to increase. During the second fiscal quarter, receivables, accounts payable and short-term borrowings increase, reflecting the build-up of inventory and related payables in anticipation of the peak lawn and garden selling season. During the third fiscal quarter, inventory levels remain relatively constant while accounts receivable peak and short-term borrowings start to decline as cash collections are received during the peak selling season. During the fourth fiscal quarter, inventory levels are at their lowest, and accounts receivable and payables are substantially reduced through collection of receivables.

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

Operating Activities

Net cash provided by operating activities increased by $58.0 million, from $28.0 million of cash used in operating activities for the three months ended December 29, 2012, to $30.0 million of cash provided by operating activities for the three months ended December 28, 2013. The increase in cash provided by operating activities was due primarily to reduced spending on inventory in the current period compared to the prior year period. In the prior year first quarter, we built safety stock to ensure our ability to service our customers would not be disrupted. Although, we began the current quarter with a higher inventory balance than the prior year quarter and are building inventory for the coming garden season, we are focused on bringing our investment in inventory down over time, consistent with maintaining high fill rates and service levels to our customers.

Investing Activities

Net cash used in investing activities decreased $6.2 million, from $8.0 million for the three months ended December 29, 2012 to $1.8 million during the three months ended December 28, 2013. The decrease in cash used in investing activities was due primarily to our acquisition activity in the prior year period. In December 2012, the Company acquired the remaining majority interest in FourStar Microbial Products, LLC (“FourStar Microbial”) for approximately $4.8 million in cash with possible contingent future performance-based payments. Capital expenditures also decreased in the current year due to reduced expenditures related to facilities and our ERP implementation.

Financing Activities

Net cash used by financing activities increased $26.8 million, from $0.1 million of cash provided by financing activities for the three months ended December 29, 2012, to $26.7 million of cash used by financing activities for the three months ended December 28, 2013. The increase in cash used was due primarily to higher net repayments under our revolving credit facility during the three months ended December 28, 2013 compared to the three months ended December 29, 2012, as we paid down the amount outstanding under our prior revolving credit facility.

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

We believe that cash flows from operating activities, funds available under our asset backed loan facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and upgrades to plant and equipment and investment in our implementation of a scalable enterprise-wide information technology platform, will not exceed $30 million during fiscal 2014. We are investing in this information technology platform to improve existing operations, support future growth and enable us to take advantage of new applications and technologies. We invested approximately $82 million from fiscal 2005 through fiscal 2013 in this initiative. Capital expenditures for 2014 and beyond will depend upon the pace of conversion of those remaining legacy systems. This initiative, when complete, will combine our numerous information systems , which should create greater efficiency and effectiveness.

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

At December 28, 2013, our total debt outstanding was $449.5 million, as compared with $450.8 million at December 29, 2012.

Asset Backed Loan Facility

On December 5, 2013, we entered into a credit agreement which provides up to a $390 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if we exercise the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on December 5, 2018 and replaced our prior revolving credit facility. We may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of December 28, 2013 there were no borrowings outstanding under the Credit Facility. There were no letters of credit outstanding under the Credit Facility as of December 28, 2013. There were other letters of credit of $13.1 million outstanding as of December 28, 2013.

The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. The borrowing base as of December 28, 2013 was approximately $302.2 million. Borrowings under the Credit Facility will bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s total outstanding borrowings. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25%-1.75% (and was 1.25% at December 28, 2013) and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.75% (and was 0.25% at December 28, 2013). As of December 28, 2013, the applicable interest rate related to Base Rate borrowings, had any been outstanding, was 3.5%, and the applicable interest rate related to LIBOR-based borrowings, had any been outstanding, was 1.4%.

The Credit Facility contains customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all assets of the Company. We were in compliance with all covenants under the Credit Facility during the period ended December 28, 2013.

We incurred approximately $3.0 million of costs in conjunction with this transaction, which included banking fees and legal expenses. These costs will be amortized over the term of the Credit Facility.

We recorded a non-cash charge of $1.7 million for the period ended December 28, 2013, as part of interest expense, related to the unamortized deferred financing costs under the prior revolving credit facility.

Senior Subordinated Notes

On March 8, 2010, we issued $400 million aggregate principal amount of 8.25% senior subordinated notes due March 1, 2018 (the “2018 Notes”). On February 13, 2012, we issued an additional $50 million aggregate principal amount of our 2018 Notes at a price of 98.501%, plus accrued interest from September 1, 2011, in a private placement. We used the net proceeds from the offering to pay a portion of the outstanding balance under our prior credit facility.

The estimated fair value of our $450 million of 2018 Notes as of December 28, 2013 was approximately $434.3 million. The estimated fair value is based on quoted market prices for these notes.

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

The 2018 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants related to the 2018 Notes indenture as of December 28, 2013.

Off-Balance Sheet Arrangements

There have been no material changes to the information provided in our Annual Report on Form 10-K for the fiscal year ended September 28, 2013 regarding off-balance sheet arrangements.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 28, 2013.

New Accounting Pronouncements

Refer to Footnote 1 in the notes to the condensed consolidated financial statements for new accounting pronouncements.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 28, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that discussed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2013.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of December 28, 2013.

(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2014. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in certain legal proceedings in the ordinary course of business. Currently, we are not a party to any legal proceedings that management believes would have a material effect on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the fiscal year ended September 28, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended December 28, 2013 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
September 29, 2013 – November 2, 2013	12,448	(2)	$7.19	0	$50,093,000
November 3, 2013 – November 30, 2013	2,901	(2)	$7.56	0	$50,093,000
December 1, 2013 – December 28, 2013	11,128	(2)	$6.95	0	$50,093,000

Total	26,477		$7.13	0	$50,093,000

(1)	During the third quarter of fiscal 2011, our Board of Directors authorized a $100 million share repurchase program. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility and indenture that restrict our ability to repurchase our stock.
(2)	Shares purchased during the period indicated represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

10.1	Credit Agreement dated December 5, 2013 among the Company, certain of the Company’s domestic subsidiaries, as borrowers and guarantors, a syndicate of financial institutions party thereto, SunTrust Bank, as administrative agent and swingline lender, and SunTrust Robinson Humphrey, Inc., U.S. Bank National Association and Harris Bank as joint lead arrangers and bookrunners.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: February 6, 2014

/s/ JOHN R. RANELLI
John R. Ranelli
President and Chief Executive Officer
(Principal Executive Officer)

/s/ LORI A. VARLAS
Lori A. Varlas
Chief Financial Officer
(Principal Financial Officer)