Form 10-Q
period 2014-03-29
CENTRAL GARDEN & PET CO
filed 2014-05-08
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 30, 2014	12,308,802
Class A Common Stock Outstanding as of April 30, 2014	36,485,029
Class B Stock Outstanding as of April 30, 2014	1,652,262

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in our Form 10-K for the fiscal year ended September 28, 2013, including the factors described in the section entitled ‘‘Item 1A – Risk Factors.’’ If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

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

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Unaudited

	March 29,	March 30,	September 28,
	2014	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$16,748	$11,284	$15,156
Short term investments	14,220	17,820	17,820
Accounts receivable (less allowance for doubtful accounts of $24,771, $21,201 and $21,158)	323,183	322,190	194,260
Inventories	402,720	435,883	391,934
Prepaid expenses and other	55,882	59,408	53,484

Total current assets	812,753	846,585	672,654
Land, buildings, improvements and equipment—net	185,354	193,673	188,913
Goodwill	205,756	210,223	205,756
Other intangible assets—net	77,895	76,762	79,868
Deferred income taxes and other assets	12,589	19,338	13,969

Total	$1,294,347	$1,346,581	$1,161,160

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$142,152	$165,691	$103,569
Accrued expenses	80,886	76,915	78,618
Current portion of long-term debt	303	271	142

Total current liabilities	223,341	242,877	182,329
Long-term debt	545,032	593,424	472,445
Other long-term obligations	40,470	34,651	36,362
Equity:
Common stock, $.01 par value: 12,308,802, 12,246,751, and 12,246,751 shares outstanding at March 29, 2014, March 30, 2013 and September 28, 2013	123	122	122
Class A common stock, $.01 par value: 36,417,849, 35,206,896 and 35,291,001 shares outstanding at March 29, 2014, March 30, 2013 and September 28, 2013	364	352	353
Class B stock, $.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	396,490	386,756	389,153
Accumulated earnings	85,779	86,448	77,592
Accumulated other comprehensive income	1,529	932	1,442

Total Central Garden & Pet Company shareholders’ equity	484,301	474,626	468,678
Noncontrolling interest	1,203	1,003	1,346

Total equity	485,504	475,629	470,024

Total	$1,294,347	$1,346,581	$1,161,160

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net sales	$501,611	$498,169	$792,132	$790,666
Cost of goods sold and occupancy	354,015	344,999	564,795	560,537

Gross profit	147,596	153,170	227,337	230,129
Selling, general and administrative expenses	102,827	106,424	190,923	196,477

Income from operations	44,769	46,746	36,414	33,652
Interest expense	(10,405)	(10,937)	(22,622)	(21,252)
Interest income	16	27	29	92
Other income (expense)	108	(48)	(60)	(1,029)

Income before income taxes and noncontrolling interest	34,488	35,788	13,761	11,463
Income taxes	12,999	12,828	5,084	3,850

Income including noncontrolling interest	21,489	22,960	8,677	7,613
Net income attributable to noncontrolling interest	594	764	490	686

Net income attributable to Central Garden & Pet Company	$20,895	$22,196	$8,187	$6,927

Net income per share attributable to Central Garden & Pet Company:
Basic	$0.43	$0.46	$0.17	$0.14

Diluted	$0.43	$0.46	$0.17	$0.14

Weighted average shares used in the computation of net income per share:
Basic	48,688	48,064	48,523	47,968
Diluted	49,116	48,740	48,963	48,766

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net income	$21,489	$22,960	$8,677	$7,613
Other comprehensive income (loss):
Foreign currency translation	2	(566)	87	(607)

Total comprehensive income	21,491	22,394	8,764	7,006
Comprehensive income attributable to noncontrolling interests	594	764	490	686

Comprehensive income attributable to Central Garden & Pet Company	$20,897	$21,630	$8,274	$6,320

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net income	$8,677	$7,613
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,512	16,347
Stock-based compensation	4,578	7,774
Excess tax benefits from stock-based awards	(321)	(289)
Deferred income taxes	5,064	6,152
Write-off of deferred financing costs	1,731	0
Unrealized losses on derivative financial instruments	0	581
Loss on sale of property and equipment	74	417
Change in assets and liabilities:
Accounts receivable	(128,803)	(120,065)
Inventories	(10,587)	(106,081)
Prepaid expenses and other assets	406	(6,100)
Accounts payable	38,334	38,404
Accrued expenses	5,163	(4,843)
Other long-term obligations	(1,871)	(2,074)

Net cash used in operating activities	(60,043)	(162,164)

Cash flows from investing activities:
Additions to property and equipment	(10,024)	(16,164)
Payments to acquire companies, net of cash acquired	0	(4,835)
Proceeds from short term investments	3,600	4,885

Net cash used in investing activities	(6,424)	(16,114)

Cash flows from financing activities:
Repayments of long-term debt	(203)	(170)
Proceeds from issuance of common stock	461	475
Borrowings under revolving line of credit	188,000	186,000
Repayments under revolving line of credit	(116,000)	(42,000)
Repurchase of common stock	(924)	(2,454)
Distribution to noncontrolling interest	(633)	(629)
Payment of financing costs	(3,087)	0
Excess tax benefits from stock-based awards	321	289

Net cash provided by financing activities	67,935	141,511
Effect of exchange rate changes on cash and cash equivalents	124	(424)

Net increase (decrease) in cash and cash equivalents	1,592	(37,191)
Cash and equivalents at beginning of period	15,156	48,475

Cash and equivalents at end of period	$16,748	$11,284

Supplemental information:
Cash paid for interest	$20,804	$20,664

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended March 29, 2014

(unaudited)

1.	Basis of Presentation

The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of March 29, 2014 and March 30, 2013, the condensed consolidated statements of operations for the three months and six months ended March 29, 2014 and March 30, 2013, the condensed consolidated statements of comprehensive income for the three months and six months ended March 29, 2014 and March 30, 2013 and the condensed consolidated statements of cash flows for the six months ended March 29, 2014 and March 30, 2013 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.

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

Due to the seasonal nature of the Company’s garden business, the results of operations for the three and six month periods ended March 29, 2014 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2013 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 28, 2013 balance sheet presented herein was derived from the audited statements.

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

During fiscal 2013, the fair value measurements of assets acquired and liabilities assumed of FourStar Microbial as of the acquisition date were refined. This refinement did not have a significant impact on the Company’s condensed consolidated statements of operations, balance sheets or cash flows in any period and, therefore, the Company has not retrospectively adjusted its financial statements. These fair value assessments were finalized and reflected in the Company’s Form 10-K for the year ended September 28, 2013. Financial results for FourStar Microbial have been included in the results of operations within the Pet segment since the date of acquisition.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of March 29, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit (a)	$0	$14,220	$0	$14,220

Total assets	$0	$14,220	$0	$14,220

Liabilities:
Liability for contingent consideration (c)	$0	$0	$4,414	$4,414

Total liabilities	$0	$0	$4,414	$4,414

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of March 30, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit (a)	$0	$17,820	$0	$17,820

Total assets	$0	$17,820	$0	$17,820

Liabilities:
Derivative liabilities (b)	$0	$451	$0	$451

Total liabilities	$0	$451	$0	$451

The following table presents our financial assets and liabilities at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 28, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit (a)	$0	$17,820	$0	$17,820

Total assets	$0	$17,820	$0	$17,820

Liabilities:
Liability for contingent consideration (c)	$0	$0	$4,165	$4,165

Total liabilities	$0	$0	$4,165	$4,165

(a)	The fair value of our time deposits is based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. These are presented as short term investments in the condensed consolidated balance sheets.
(b)	Derivative assets and liabilities were valued using quoted forward pricing from bank counterparties and are presented as other current assets and liabilities in the condensed consolidated balance sheets.

(c)	The liability for contingent consideration relates to an earn-out for B2E, acquired in December 2012. The fair value of the contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and discounted amount of any earn-out that will be achieved based on expected future performance by the acquired entity. This is presented as part of accrued expenses and long-term liabilities in the condensed consolidated balance sheets.

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the period ended September 28, 2013 and March 29, 2014 (in thousands):

Amount
Balance as of September 28, 2013	$4,165
Changes in the fair value of contingent performance-based payments established at the time of acquisition	249

Balance as of March 29, 2014	$4,414

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the period ended March 29, 2014, the Company was not required to measure any significant non-financial assets and liabilities at fair value.

Fair Value of Other Financial Instruments

The estimated fair value of the Company’s $450.0 million 8.25% senior subordinated notes due 2018 as of March 29, 2014, March 30, 2013 and September 28, 2013, was $464.9 million, $463.7 million, and $449.5 million, respectively, compared to a carrying value of $449.5 million, $449.4 million, and $449.4 million, respectively. The estimated fair value is based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.

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

Commodity and commodity index futures, swaps and option contracts are used to economically hedge commodity input prices on grains and proteins. These derivative contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. Generally, the Company economically hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months. As of September 28, 2013 and March 29, 2014, the Company had no outstanding derivative instruments. As of March 30, 2013, the Company had economically hedged certain portions of its anticipated consumption of commodity inputs using derivative instruments with expiration dates through July 2013.

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

The following table presents the fair value of all derivative instruments outstanding in the condensed consolidated balance sheets (in thousands):

	March 29, 2014		March 30, 2013		September 28, 2013
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$0	$0	$0	$451	$0	$0

Total derivative instruments	$0	$0	$0	$451	$0	$0

The following table presents the effect of derivative instruments recorded in other income (expense) on the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging Instruments	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Commodity contracts	$0	$68	$0	$(738)

Total derivative instruments	$0	$68	$0	$(738)

The following table presents the gross contract notional volume of outstanding derivative contracts:

Commodity	Metric	March 29, 2014	March 30, 2013	September 28, 2013
Corn	Bushels	0	915,000	0

5.	Inventories, net

Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	March 29, 2014	March 30, 2013	September 28, 2013
Raw materials	$101,783	$130,718	$121,695
Work in progress	16,267	17,918	19,856
Finished goods	269,870	286,924	236,322
Supplies	14,800	323	14,060

Total inventories, net	$402,720	$435,883	$391,934

6.	Goodwill

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

7.	Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
March 29, 2014
Marketing-related intangible assets – amortizable	$12.5	$(9.4)	$0	$3.1
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	72.1	(9.4)	(16.9)	45.8

Customer-related intangible assets – amortizable	42.8	(19.0)	0	23.8

Other acquired intangible assets – amortizable	16.6	(8.3)	0	8.3
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	17.8	(8.3)	(1.2)	8.3

Total other intangible assets	$132.7	$(36.7)	$(18.1)	$77.9

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
March 30, 2013
Marketing-related intangible assets – amortizable	$12.3	$(7.9)	$0	$4.4
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	71.9	(7.9)	(16.9)	47.1

Customer-related intangible assets – amortizable	42.7	(16.6)	0	26.1

Other acquired intangible assets – amortizable	10.8	(7.2)	0	3.6
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	12.0	(7.2)	(1.2)	3.6

Total other intangible assets	$126.6	$(31.7)	$(18.1)	$76.8

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
September 28, 2013
Marketing-related intangible assets – amortizable	$12.5	$(8.9)	$0	$3.6
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	72.1	(8.9)	(16.9)	46.3

Customer-related intangible assets – amortizable	42.8	(17.9)	0	24.9

Other acquired intangible assets – amortizable	16.6	(7.9)	0	8.7
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	17.8	(7.9)	(1.2)	8.7

Total other intangible assets	$132.7	$(34.7)	$(18.1)	$79.9

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

The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. In fiscal 2013, the Company tested its indefinite-lived intangible assets and no impairment was indicated. Other factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in fiscal 2013 or during the six months ended March 29, 2014, and accordingly, no impairment testing was performed on these assets.

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 1 to 25 years; over weighted average remaining lives of six years for marketing-related intangibles, 15 years for customer-related intangibles and 15 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $1.0 million for each of three month periods ended March 29, 2014 and March 30, 2013, respectively, and $2.0 million and $2.1 million for the six months ended March 29, 2014 and March 30, 2013, respectively, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $5 million per year from fiscal 2014 through fiscal 2018.

8.	Long-Term Debt

Long-term debt consists of the following:

	March 29, 2014	March 30, 2013	September 28, 2013
	(in thousands)
Senior subordinated notes, net of unamortized discount (1), interest at 8.25%, payable semi-annually, principal due March 2018	$449,472	$449,363	$449,417
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.25% to 1.75% or Base Rate plus a margin of 0.25% to 0.75%, final maturity December 2018	95,000	0	0
Revolving credit facility, interest at Alternate Base Rate plus a margin of 0.75% to 1.75%, or LIBOR plus a margin of 1.75% to 2.75%, final maturity June 2016	0	144,000	23,000
Other notes payable	863	332	170

Total	545,335	593,695	472,587
Less current portion	(303)	(271)	(142)

Long-term portion	$545,032	$593,424	$472,445

(1)	Represents unamortized original issue discount of $528 and $637, $583 as of March 29, 2014, March 30, 2013 and September 28, 2013, respectively.

Asset Backed Loan Facility

On December 5, 2013, the Company entered into a credit agreement which provides up to a $390 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on December 5, 2018 and replaced the Company’s prior revolving credit facility. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of March 29, 2014, there were borrowings of $95.0 million outstanding under the Credit Facility. There were no letters of credit outstanding under the Credit Facility as of March 29, 2014. There were other letters of credit of $13.6 million outstanding as of March 29, 2014.

The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. The borrowing base as of March 29, 2014 was approximately $390.0 million. The borrowing availability as of March 29, 2014 was approximately $295.0 million. Borrowings under the Credit Facility will bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s total outstanding borrowings. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25%-1.75% (and was 1.25% at March 29, 2014) and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.75% (and was 0.25% at March 29, 2014). As of March 29, 2014, the applicable interest rate related to Base Rate borrowings was 3.5%, and the applicable interest rate related to LIBOR-based borrowings was 1.4%.

The Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all assets of the Company. The Company was in compliance with all covenants under the Credit Facility during the period ended March 29, 2014.

The Company incurred approximately $3.1 million of costs in conjunction with this transaction, which included banking fees and legal expenses. These costs will be amortized over the term of the Credit Facility.

The Company recorded a non-cash charge of $1.7 million for the three month period ended December 28, 2013 as part of interest expense, related to the unamortized deferred financing costs under the prior revolving credit facility.

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

The estimated fair value of our $450 million of 2018 Notes as of March 29, 2014 was approximately $464.9 million. The estimated fair value is based on quoted market prices for these notes.

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

The Company may redeem some or all of the 2018 Notes at any time after March 1, 2014 for 104.125%, after March 1, 2015 for 102.063% and after March 1, 2016 for 100%, plus accrued and unpaid interest. The holders of the 2018 Notes have the right to require the Company to repurchase all or a portion of the 2018 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.

The 2018 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants in the 2018 Notes indenture as of March 29, 2014.

9.	Supplemental Equity Information

The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest for the six months ended March 29, 2014 and March 30, 2013:

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 28, 2013	$122	$353	$16	$389,153	$77,592	$1,442	$468,678	$1,346	$470,024
Comprehensive income					8,187	87	8,274	490	8,764
Stock based compensation				2,486			2,486		2,486
Restricted share activity		9		3,968			3,977		3,977
Issuance of common stock	1	2		562			565		565
Tax benefit on stock option exercise				321			321		321
Distribution to Noncontrolling interest								(633)	(633)

Balance March 29, 2014	$123	$364	$16	$396,490	$85,779	$1,529	$484,301	$1,203	$485,504

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 29, 2012	$122	$347	$16	$382,195	$79,718	$1,539	$463,937	$946	$464,883
Comprehensive loss					6,927	(607)	6,320	686	7,006
Stock based compensation				2,441			2,441		2,441
Restricted share activity		5		2,498			2,503		2,503
Issuance of common stock				638			638		638
Repurchase of common stock				(1,305)	(197)		(1,502)		(1,502)
Tax benefit on stock option exercise				289			289		289
Distribution to Noncontrolling interest								(629)	(629)

Balance March 30, 2013	$122	$352	$16	$386,756	$86,448	$932	$474,626	$1,003	$475,629

10.	Stock-Based Compensation

The Company recognized share-based compensation expense of $4.6 million and $7.8 million for the six month periods ended March 29, 2014 and March 30, 2013, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the six month periods ended March 29, 2014 and March 30, 2013 was $1.7 million and $2.9 million, respectively.

11.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	Three Months Ended March 29, 2014			Six Months Ended March 29, 2014
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$20,895	48,688	$0.43	$8,187	48,523	$0.17
Effect of dilutive securities:
Options to purchase common stock		23	0.00		50	0.00
Restricted shares		405	0.00		390	0.00
Diluted EPS:

Net income available to common shareholders	$20,895	49,116	$0.43	$8,187	48,963	$0.17

	Three Months Ended March 30, 2013			Six Months Ended March 30, 2013
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$22,196	48,064	$0.46	$6,927	47,968	$0.14
Effect of dilutive securities:
Options to purchase common stock		410	0.00		390	0.00
Restricted shares		266	0.00		408	0.00
Diluted EPS:

Net income available to common shareholders	$22,196	48,740	$0.46	$6,927	48,766	$0.14

Options to purchase 11.6 million shares of common stock at prices ranging from $4.60 to $16.23 per share were outstanding at March 29, 2014 and options to purchase 12.0 million shares of common stock at prices ranging from $4.60 to $16.23 per share were outstanding at March 30, 2013.

For the three month periods ended March 29, 2014 and March 30, 2013, options to purchase 10.4 million and 9.1 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

For the six month period ended March 29, 2014 and March 30, 2013, options to purchase 10.4 million and 4.6 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net sales:
Pet segment	$216,744	$234,750	$401,349	$429,930
Garden segment	284,867	263,419	390,783	360,736

Total net sales	$501,611	$498,169	$792,132	$790,666

Income (loss) from operations:
Pet segment	24,193	27,465	38,579	37,638
Garden segment	36,799	33,958	30,568	25,422
Corporate	(16,223)	(14,677)	(32,733)	(29,408)

Total income from operations	44,769	46,746	36,414	33,652

Interest expense – net	(10,389)	(10,910)	(22,593)	(21,160)
Other income (expense)	108	(48)	(60)	(1,029)
Income taxes	12,999	12,828	5,084	3,850

Income including noncontrolling interest	21,489	22,960	8,677	7,613
Net Income attributable to noncontrolling interest	594	764	490	686

Net income attributable to Central Garden & Pet Company	$20,895	$22,196	$8,187	$6,927

Depreciation and amortization:
Pet segment	$4,484	$4,024	$8,370	$7,719
Garden segment	1,832	1,622	3,405	3,278
Corporate	2,876	2,685	5,737	5,350

Total depreciation and amortization	$9,192	$8,331	$17,512	$16,347

	March 29, 2014	March 30, 2013	September 28, 2013
Assets:
Pet segment	$434,059	$447,082	$425,988
Garden segment	521,663	542,764	388,581
Corporate	338,625	356,735	346,591

Total assets	$1,294,347	$1,346,581	$1,161,160

Goodwill (included in corporate assets above):
Pet segment	$205,756	$202,514	$205,756
Garden segment	0	7,709	0

Total goodwill	$205,756	$210,223	$205,756

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended March 29, 2014 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$170,227	$344,890	$(13,506)	$501,611
Cost of products sold and occupancy	125,449	242,072	(13,506)	354,015

Gross profit	44,778	102,818	0	147,596
Selling, general and administrative expenses	34,843	67,984	0	102,827

Income from operations	9,935	34,834	0	44,769
Interest – net	(10,384)	(5)	0	(10,389)
Other income (loss )	(2,376)	2,484	0	108

Income (loss) before income taxes	(2,825)	37,313	0	34,488
Income taxes (tax benefit)	(798)	13,797	0	12,999

Income (loss) including noncontrolling interest	(2,027)	23,516		21,489
Income attributable to noncontrolling interest	594	0	0	594

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(2,621)	23,516	0	20,895
Equity in undistributed income of guarantor subsidiaries	23,516	0	(23,516)	0

Net income attributable to Central Garden & Pet Co.	$20,895	$23,516	$(23,516)	$20,895

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended March 30, 2013 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$158,939	$351,581	$(12,351)	$498,169
Cost of products sold and occupancy	116,559	240,791	(12,351)	344,999

Gross profit	42,380	110,790	0	153,170
Selling, general and administrative expenses	36,927	69,497	0	106,424

Income from operations	5,453	41,293	0	46,746
Interest – net	(10,922)	12	0	(10,910)
Other income (loss )	(3,065)	3,017	0	(48)

Income (loss) before income taxes	(8,534)	44,322	0	35,788
Income taxes (tax benefit)	(2,605)	15,433	0	12,828

Income (loss) including noncontrolling interest	(5,929)	28,889		22,960
Income attributable to noncontrolling interest	764	0	0	764

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(6,693)	28,889	0	22,196
Equity in undistributed income of guarantor subsidiaries	28,889	0	(28,889)	0

Net income attributable to Central Garden & Pet Co.	$22,196	$28,889	$(28,889)	$22,196

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Six Months Ended March 29, 2014 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$266,566	$550,196	$(24,630)	$792,132
Cost of products sold and occupancy	202,196	387,229	(24,630)	564,795

Gross profit	64,370	162,967	0	227,337
Selling, general and administrative expenses	63,218	127,705	0	190,923

Income from operations	1,152	35,262	0	36,414
Interest – net	(22,568)	(25)	0	(22,593)
Other income (loss )	(1,961)	1,901	0	(60)

Income (loss) before income taxes	(23,377)	37,138	0	13,761
Income taxes (tax benefit)	(8,646)	13,730	0	5,084

Income (loss) including noncontrolling interest	(14,731)	23,408		8,677
Income attributable to noncontrolling interest	490	0	0	490

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(15,221)	23,408	0	8,187
Equity in undistributed income of guarantor subsidiaries	23,408	0	(23,408)	0

Net income attributable to Central Garden & Pet Co.	$8,187	$23,408	$(23,408)	$8,187

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Six Months Ended March 30, 2013 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$254,942	$560,626	$(24,902)	$790,666
Cost of products sold and occupancy	191,402	394,037	(24,902)	560,537

Gross profit	63,540	166,589	0	230,129
Selling, general and administrative expenses	65,446	131,031	0	196,477

Income (loss) from operations	(1,906)	35,558	0	33,652
Interest – net	(21,221)	61	0	(21,160)
Other income (loss )	(2,817)	1,788	0	(1,029)

Income (loss) before income taxes	(25,944)	37,407	0	11,463
Income taxes (tax benefit)	(8,988)	12,838	0	3,850

Income (loss) including noncontrolling interest	(16,956)	24,569		7,613
Income attributable to noncontrolling interest	686	0	0	686

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(17,642)	24,569	0	6,927
Equity in undistributed income of guarantor subsidiaries	24,569	0	(24,569)	0

Net income attributable to Central Garden & Pet Co.	$6,927	$24,569	$(24,569)	$6,927

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME Three Months Ended March 29, 2014 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(2,027)	$23,516	$0	$21,489
Other comprehensive income:
Foreign currency translation	2	0	0	2

Total comprehensive income (loss)	(2,025)	23,516	0	21,491
Comprehensive income attributable to noncontrolling interests	594	0	0	594

Comprehensive income (loss) attributable to Central Garden & Pet Company	$(2,619)	$23,516	$0	$20,897

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME Three Months Ended March 30, 2013 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(5,929)	$28,889	$0	$22,960
Other comprehensive loss:
Foreign currency translation	(566)	0	0	(566)

Total comprehensive income (loss)	(6,495)	28,889	0	22,394
Comprehensive income attributable to noncontrolling interests	764	0	0	764

Comprehensive income (loss) attributable to Central Garden & Pet Company	$(7,259)	$28,889	$0	$21,630

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME Six Months Ended March 29, 2014 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(14,731)	$23,408	$0	$8,677
Other comprehensive income:
Foreign currency translation	87	0	0	87

Total comprehensive income (loss)	(14,644)	23,408	0	8,764
Comprehensive income attributable to noncontrolling interests	490	0	0	490

Comprehensive income (loss) attributable to Central Garden & Pet Company	$(15,134)	$23,408	$0	$8,274

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME Six Months Ended March 30, 2013 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(16,956)	$24,569	$0	$7,613
Other comprehensive income:
Foreign currency translation	(607)	0	0	(607)

Total comprehensive income (loss)	(17,563)	24,569	0	7,006
Comprehensive income attributable to noncontrolling interests	686	0	0	686

Comprehensive income (loss) attributable to Central Garden & Pet Company	$(18,249)	$24,569	$0	$6,320

	CONSOLIDATING CONDENSED BALANCE SHEET March 29, 2014 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$14,820	$1,928	$0	$16,748
Short term investments	14,220	0	0	14,220
Accounts receivable, net	104,384	226,821	(8,022)	323,183
Inventories	129,367	273,353	0	402,720
Prepaid expenses and other assets	25,719	30,163	0	55,882

Total current assets	288,510	532,265	(8,022)	812,753
Land, buildings, improvements and equipment, net	77,903	107,451	0	185,354
Goodwill	0	205,756	0	205,756
Investment in guarantors	741,485	0	(741,485)	0
Deferred income taxes and other assets	57,247	33,237	0	90,484

Total	$1,165,145	$878,709	$(749,507)	$1,294,347

LIABILITIES AND EQUITY
Accounts payable	$63,803	$86,371	$(8,022)	$142,152
Accrued expenses and other current liabilities	35,455	45,734	0	81,189

Total current liabilities	99,258	132,105	(8,022)	223,341
Long-term debt	544,917	115	0	545,032
Other long-term obligations	35,466	5,004	0	40,470
Shareholders’ equity attributable to Central Garden & Pet Co.	484,301	741,485	(741,485)	484,301
Noncontrolling interest	1,203	0	0	1,203

Total equity	485,504	741,485	(741,485)	485,504

Total	$1,165,145	$878,709	$(749,507)	$1,294,347

	CONSOLIDATING CONDENSED BALANCE SHEET September 28, 2013 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$12,441	$2,715	$0	$15,156
Short term investments	17,820	0	0	17,820
Accounts receivable, net	43,660	153,734	(3,134)	194,260
Inventories	114,662	277,272	0	391,934
Prepaid expenses and other assets	24,747	28,737	0	53,484

Total current assets	213,330	462,458	(3,134)	672,654
Land, buildings, improvements and equipment, net	78,662	110,251	0	188,913
Goodwill	0	205,756	0	205,756
Investment in guarantors	693,615	0	(693,615)	0
Other assets	57,255	36,582	0	93,837

Total	$1,042,862	$815,047	$(696,749)	$1,161,160

LIABILITIES AND EQUITY
Accounts payable	$36,869	$69,834	$(3,134)	$103,569
Accrued expenses and other liabilities	33,664	45,096	0	78,760

Total current liabilities	70,533	114,930	(3,134)	182,329
Long-term debt	472,418	27	0	472,445
Other long-term obligations	29,887	6,475	0	36,362
Shareholders’ equity attributable to Central Garden & Pet	468,678	693,615	(693,615)	468,678
Noncontrolling interest	1,346	0	0	1,346

Total equity	470,024	693,615	(693,615)	470,024

Total	$1,042,862	$815,047	$(696,749)	$1,161,160

	CONSOLIDATING CONDENSED BALANCE SHEET March 30, 2013 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$8,906	$2,378	$0	$11,284
Short term investments	17,820	0	0	17,820
Accounts receivable, net	108,938	224,199	(10,947)	322,190
Inventories	145,781	290,102	0	435,883
Prepaid expenses and other assets	30,013	29,395	0	59,408

Total current assets	311,458	546,074	(10,947)	846,585
Land, buildings, improvements and equipment, net	82,948	110,725	0	193,673
Goodwill	0	210,223	0	210,223
Investment in guarantors	772,514	0	(772,514)	0
Deferred income taxes and other assets	53,747	42,353	0	96,100

Total	$1,220,667	$909,375	$(783,461)	$1,346,581

LIABILITIES AND EQUITY
Accounts payable	$79,227	$97,411	$(10,947)	$165,691
Accrued expenses and other current liabilities	39,520	37,666	0	77,186

Total current liabilities	118,747	135,077	(10,947)	242,877
Long-term debt	593,376	48	0	593,424
Other long-term obligations	32,915	1,736	0	34,651
Shareholders’ equity attributable to Central Garden & Pet Co.	474,626	772,514	(772,514)	474,626
Noncontrolling interest	1,003	0	0	1,003

Total equity	475,629	772,514	(772,514)	475,629

Total	$1,220,667	$909,375	$(783,461)	$1,346,581

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Six Months Ended March 29, 2014 ( in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used by operating activities	$(16,606)	$(20,029)	$(23,408)	$(60,043)

Additions to property and equipment	(4,979)	(5,045)	0	(10,024)
Proceeds from short term investments	3,600	0	0	3,600
Payment to acquire companies	0	0	0	0
Investment in guarantor subsidiaries	(47,870)	24,462	23,408	0

Net cash provided (used) by investing activities	(49,249)	19,417	23,408	(6,424)

Repayments of long-term debt	(104)	(99)	0	(203)
Borrowings under revolving line of credit	188,000	0	0	188,000
Repayments under revolving line of credit	(116,000)	0	0	(116,000)
Repurchase of common stock	(924)	0	0	(924)
Proceeds from issuance of common stock	461	0	0	461
Payment of deferred financing costs	(3,087)	0	0	(3,087)
Distribution to minority interest	(633)	0	0	(633)
Excess tax benefits from stock-based awards	321	0	0	321

Net cash provided (used) by financing activities	68,034	(99)	0	67,935
Effect of exchange rate changes on cash	200	(76)	0	124

Net increase (decrease) in cash and cash equivalents	2,379	(787)	0	1,592
Cash and cash equivalents at beginning of period	12,441	2,715	0	15,156

Cash and cash equivalents at end of period	$14,820	$1,928	$0	$16,748

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Six Months Ended March 30, 2013 ( in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used by operating activities	$(56,490)	$(81,105)	$(24,569)	$(162,164)

Additions to property and equipment	(7,000)	(9,164)	0	(16,164)
Proceeds from short term investments	4,885	0	0	4,885
Payment to acquire companies	0	(4,835)	0	(4,835)
Investment in guarantor subsidiaries	(118,152)	93,583	24,569	0

Net cash provided (used) by investing activities	(120,267)	79,584	24,569	(16,114)

Repayments of long-term debt	(111)	(59)	0	(170)
Borrowings under revolving line of credit	186,000	0	0	186,000
Repayments under revolving line of credit	(42,000)	0	0	(42,000)
Repurchase of common stock	(2,454)	0	0	(2,454)
Proceeds from issuance of common stock	475	0	0	475
Distribution to minority interest	(629)	0	0	(629)
Excess tax benefits from stock-based awards	289	0	0	289

Net cash provided (used) by financing activities	141,570	(59)	0	141,511
Effect of exchange rate changes on cash	(569)	145	0	(424)

Net decrease in cash and cash equivalents	(35,756)	(1,435)	0	(37,191)
Cash and cash equivalents at beginning of period	44,662	3,813	0	48,475

Cash and cash equivalents at end of period	$8,906	$2,378	$0	$11,284

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

15.	Subsequent Event

On April 1, 2014, the Company purchased certain assets of Envincio LLC, a wholly-owned subsidiary of Santolubes LLC, for approximately $19.0 million in cash. The assets acquired include established brands, EPA registrations, inventory and trade receivables. This acquisition is expected to enable the Company to be a key supplier and product innovator in the growing natural insecticides product market, often characterized as EPA-exempt products, and expand its offerings in traditional pesticides.

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

Recent Developments

Fiscal 2014 Second Quarter Financial Performance:

•	Our net sales increased $3.4 million, or 0.7%, to $502 million due to increased sales in our garden segment, which offset reduced sales in our pet segment.

•	Gross margin declined 130 basis points to 29.4% due to the margin decline in our garden segment.

•	Selling, general & administrative expenses decreased as a percentage of net sales to 20.5% from 21.4% in the prior year quarter.

•	Operating income decreased $2.0 million to $44.8 million.

•	Our effective income tax rate was 37.7% in the second quarter of fiscal 2014, compared to 35.8% in the second quarter of fiscal 2013.

•	Our net income in the second quarter of fiscal 2014 was $20.9 million, or $0.43 per share, compared to $22.2 million, or $0.46 per share, in the second quarter of fiscal 2013.

Acquisition of Assets:

In April 2014, we purchased certain assets of Envincio LLC, a wholly-owned subsidiary of Santolubes LLC, for approximately $19.0 million in cash. The assets acquired include established brands, EPA registrations, inventory and trade receivables. This acquisition is expected to enable the Company to be a key supplier and product innovator in the growing natural insecticides product market, often characterized as EPA-exempt products, and expand its offerings in traditional pesticides.

Results of Operations

Three Months Ended March 29, 2014

Compared with Three Months Ended March 30, 2013

Net Sales

Net sales for the three months ended March 29, 2014 increased $3.4 million, or 0.7%, to $501.6 million from $498.2 million for the three months ended March 30, 2013. Our branded product sales decreased $5.2 million and sales of other manufacturers’ products increased $8.6 million.

Pet segment net sales decreased $18.1 million, or 7.7%, to $216.7 million for the three months ended March 29, 2014 from $234.8 million for the three months ended March 30, 2013. Pet branded product sales decreased $23.3 million, due primarily to a $13.9 million decrease in our animal health category, resulting primarily from lower sales in our flea and tick business and our professional business, and a $6.6 million decrease in our dog and cat category, partially offset by a $5.2 million increase of sales of other manufacturers’ products. Both the flea and tick business and the dog and cat business lost shelf space, as a result of a number of factors, including our decision not to renew some low margin private label business in our dog and cat category. Additionally, we began the introduction of two new flea and tick products with new formulations, which adversely impacted sales in the current quarter in preparation for shipments of the new products in the third quarter of fiscal 2014.

Garden segment net sales increased $21.5 million, or 8.2%, to $284.9 million for the three months ended March 29, 2014 from $263.4 million for the three months ended March 30, 2013. Garden branded product sales increased $18.1 million and sales of other manufacturers’ products increased $3.4 million. The sales increase in our garden branded products was due primarily to increases in grass seed and wild bird feed. The increase in sales in grass seed was primarily volume driven due to an inventory build by retailers in anticipation of the spring planting season and expanded distribution. We believe the early inventory build by the retailers shifted sales from April into our second fiscal quarter and that this will likely have an adverse impact on our third quarter Garden product sales. The increase in sales in wild bird feed was volume driven reflecting expanded distribution and favorable weather conditions. During fiscal 2013, we introduced two major innovative Garden products. Despite enthusiastic support from our retailers and substantial marketing spend, the new products did not sell through as expected, and we took a significant charge related to inventory and product and packaging changes at the end of the fourth quarter of fiscal 2013 relating to the new products. For the fiscal 2014 garden season, we have made design and packaging enhancements and implemented promotional programs relating to these products to improve retail sales of these products. While we are still in mid-season, sales of the innovative products are less than expected. By the end of the garden season, we should have a better indication as to whether we will be able to recoup our significant investment.

Gross Profit

Gross profit for the three months ended March 29, 2014 decreased $5.6 million, or 3.7%, to $147.6 million from $153.2 million for the three months ended March 30, 2013. Gross margin declined from 30.7% for the three months ended March 30, 2013 to 29.4% for the three months ended March 29, 2014. Gross profit decreased in the pet segment as a result of the sales decrease while garden segment gross profit remained relatively flat as compared to the prior year quarter.

Gross margin in the pet segment remained unchanged from the prior year quarter as the impact of decreased sales of our higher margin products in our animal health category was offset by increased margins in our bird and small animal business which benefitted from lower commodity costs. Gross margin declined in the garden segment due primarily to a mix shift away from sales of higher margin products in our controls and fertilizers products. Additionally, the garden segment gross margin was impacted by lower margins in our grass seed business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $3.6 million, or 3.4%, to $102.8 million for the three months ended March 29, 2014 from $106.4 million for the three months ended March 30, 2013. As a percentage of net sales, selling, general and administrative expenses decreased to 20.5% for the three months ended March 29, 2014, compared to 21.4% in the comparable prior year quarter.

Selling and delivery expense decreased $2.9 million, or 4.9%, to $56.7 million for the three months ended March 29, 2014 from $59.6 million for the three months ended March 30, 2013. The decrease was due primarily to decreased marketing program expenses, primarily advertising, in our garden segment.

Warehouse and administrative expense decreased $0.7 million, or 1.5%, to $46.1 million for the quarter ended March 29, 2014 from $46.8 million in the quarter ended March 30, 2013 due primarily to decreased warehouse costs in our pet segment partially offset by increased insurance program costs and information technology third party provider costs at corporate. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and informational technology functions.

Operating Income

Operating income decreased $2.0 million, or 4.2%, to $44.8 million for the three months ended March 29, 2014 from $46.8 million for the three months ended March 30, 2013. Operating income decreased due to lower gross profit, which was partially offset by decreased selling, general and administrative costs. Operating income increased in our Garden segment, partially offset by a decrease in our Pet segment and an increase in operating expense in Corporate. Operating income as a percentage of net sales declined due to the decrease in gross margin, which was partially offset by an improvement in selling, general and administrative expenses as a percentage of sales.

Pet operating income decreased $3.3 million, or 12.0% to $24.2 million for the three months ended March 29, 2014 from $27.5 million for the three months ended March 30, 2013. The decrease was due primarily to decreased sales, which drove lower gross profit, but was partially offset by lower selling, general and administrative costs. Garden operating income increased $2.8 million, or 8.2%, to $36.8 million from $34.0 million in fiscal 2013 due primarily to reduced selling and delivery costs. Corporate operating expense increased $1.5 million, or 10.2%, due primarily to an increase in insurance program costs and information technology third party provider costs.

Net Interest Expense

Net interest expense for the three months ended March 29, 2014 decreased $0.5 million, or 4.8%, to $10.4 million from $10.9 million for the three months ended March 30, 2013. Interest expense decreased due primarily to our lower average debt outstanding during the quarter ended March 29, 2014. Debt outstanding on March 29, 2014 was $545.3 million compared to $593.7 million as of March 30, 2013. Our average borrowing rate for the current quarter decreased slightly to 7.7% compared to 7.8% for the prior year quarter.

Other Income / Expense

Other income increased $0.2 million to $0.1 million. Other income is comprised of income from investments accounted for under the equity method of accounting, foreign currency exchange gains and losses, and realized and unrealized gains and losses from derivative contracts used to economically hedge anticipated commodity purchases for use in our products.

Income Taxes

Our effective income tax rate was 37.7% for the quarter ended March 29, 2014 and 35.8% for the quarter ended March 30, 2013. The income tax rate increase was due primarily to tax credits available in the prior year quarter that were not available in the current year quarter.

Six Months Ended March 29, 2014

Compared with Six Months Ended March 30, 2013

Net Sales

Net sales for the six months ended March 29, 2014 increased $1.4 million, or 0.2%, to $792.1 million from $790.7 million for the six months ended March 30, 2013. Our branded product sales decreased $11.4 million, while sales of other manufacturers’ products increased $12.8 million.

Pet Products’ net sales decreased $28.6 million, or 6.7%, to $401.3 million for the six months ended March 29, 2014 from $429.9 million in the comparable fiscal 2013 period. Pet branded product sales decreased $37.0 million from the prior year period, due primarily to a $14.1 million decrease in our animal health category, an $8.2 million decrease in our aquatic category and an $8.1 million decrease in our dog and cat category; all these decreases were primarily volume driven. Our animal health category was impacted by lower sales in both the flea and tick category and the professional category. Sales of other manufacturers’ products increased approximately $8.4 million compared to the prior year six month period.

Garden Products’ net sales increased $30.0 million, or 8.3%, to $390.8 million for the six months ended March 29, 2014 from $360.8 million in the comparable fiscal 2013 period. Garden branded product sales increased $25.6 million due primarily to increases in other garden supplies, grass seed and wild bird feed. The increase in sales in grass seed was primarily volume driven due to an inventory build by retailers in anticipation of an early spring planting season and reflects a sales shift to the second quarter from the third quarter. The increase in sales in wild bird feed was volume driven reflecting expanded distribution. Sales of other manufacturers’ products increased approximately $4.4 million compared to the comparable prior year period.

Gross Profit

Gross profit for the six months ended March 29, 2014 decreased $2.8 million, or 1.2%, to $227.3 million from $230.1 million for the six months ended March 30, 2013. Gross profit as a percentage of net sales declined from 29.1% for the six months ended March 30, 2013 to 28.7% for the six months ended March 29, 2014.

Gross profit decreased in the pet segment for the six months ended March 29, 2014 due to decreased sales, but the impact was partially offset by an improved gross margin as compared with the prior year period. The largest contributor to the margin increase was our bird and small animal business which benefitted from lower commodity costs. Gross profit improved in the garden segment for the six months ended March 29, 2014 due to a $30 million increase in sales, which was partially offset by a lower gross margin. Gross margin declined in the garden segment due primarily to lower margins in grass seed and controls and fertilizers. Grass seed was impacted by higher costs while our controls and fertilizers category was impacted by an unfavorable change in product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $5.6 million, or 2.8%, to $190.9 million for the six months ended March 29, 2014 from $196.5 million for the six months ended March 30, 2013. As a percentage of net sales, selling, general and administrative expenses decreased to 24.1% for the six months ended March 29, 2014, compared to 24.9% in the comparable prior year six month period.

Selling and delivery expense decreased $5.5 million, or 5.1%, to $101.4 million for the six months ended March 29, 2014 from $106.9 million for the six months ended March 30, 2013. The decrease was due primarily to decreased advertising expense in our garden segment and a decrease in payroll related costs in our pet segment.

Warehouse and administrative expense decreased $0.1 million to $89.5 million for the six months ended March 29, 2014 from $89.6 million in the six months ended March 30, 2013 due primarily to decreased costs in our pet segment from prior year warehouse consolidations that are now yielding savings partially offset by increased insurance program costs and information technology third party provider costs in Corporate.

Operating Income

Operating income increased $2.8 million, or 8.2%, to $36.4 million for the six months ended March 29, 2014 from $33.6 million for the six months ended March 30, 2013. Operating income increased due to lower selling, general and administrative expenses that were only partially offset by lower gross profit. Increased operating income in the garden and pet segments was partially offset by increased operating expense in Corporate.

Pet operating income increased $1.0 million to $38.6 million due primarily to lower selling and delivery costs. Garden operating income increased $5.1 million to $30.5 million due primarily to increased sales and lower selling, general and administrative costs. Corporate operating expense increased $3.3 million due primarily to increased insurance program costs and information technology third party provider costs.

Net Interest Expense

Net interest expense for the six months ended March 29, 2014 increased $1.4 million or 6.8%, to $22.6 million from $21.2 million for the six months ended March 30, 2013. The increase was due primarily to a non-cash charge of $1.7 million in the first quarter of fiscal 2014 related to the unamortized deferred financing costs related to our prior revolving credit facility. On December 5, 2013, the Company entered into a Credit Agreement which provides for a $390 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on December 5, 2018 and replaced the Company’s prior credit facility. This increase was partially offset by lower interest expense due primarily to our lower average debt outstanding during the six month period ended March 29, 2014 as compared to the prior year six month period.

Other Expense

Other expense decreased $0.9 million from an expense of $1.0 million for the six months ended March 30, 2013, to $0.1 million for the six months ended March 29, 2014. The decrease was due primarily to realized and unrealized gains and losses incurred in the prior year six month period, from derivative contracts used to economically hedge anticipated commodity purchases for use in our products.

Income Taxes

Our effective income tax rate was 36.9% for the six months ended March 29, 2014 and 33.6% for the six months ended March 30, 2013. Our 2013 tax rate benefited primarily from additional tax credits available in 2013.

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

Operating Activities

Net cash used by operating activities decreased by $102.2 million, from $162.2 million of cash used in operating activities for the six months ended March 30, 2013, to $60.0 million of cash used in operating activities for the six months ended March 29, 2014. The decrease in cash used in operating activities was due primarily to reduced spend on inventory in the current period compared to the prior year period. In the prior year period, we built safety stock to ensure our ability to service our customers would not be disrupted. Although we have built inventory for the current garden season, we are focused on bringing our investment in inventory down over time, while maintaining high fill rates and service levels to our customers.

Investing Activities

Net cash used in investing activities decreased $9.7 million, from $16.1 million for the six months ended March 30, 2013 to $6.4 million during the six months ended March 29, 2014. The decrease in cash used in investing activities was due primarily to lower capital expenditures in the current year and our acquisition activity in the prior year period. In December 2012, we acquired the remaining majority interest in FourStar Microbial Products, LLC (“FourStar Microbial”) for approximately $4.8 million in cash with possible contingent future performance-based payments. Capital expenditures also decreased in the current year due to reduced expenditures related to facilities and our ERP implementation.

Financing Activities

Net cash provided by financing activities decreased $73.6 million, from $141.5 million of cash provided by financing activities for the six months ended March 30, 2013, to $67.9 million of cash provided by financing activities for the six months ended March 29, 2014. The decrease in cash provided was due primarily to lower net borrowings under our revolving credit facility during the six months ended March 29, 2014 compared to the six months ended March 30, 2013.

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

We anticipate that our capital expenditures, which are related primarily to replacements and upgrades to plant and equipment and investment in our implementation of a scalable enterprise-wide information technology platform, will not exceed $30 million during fiscal 2014. We are investing in this information technology platform to improve existing operations, support future growth and enable us to take advantage of new applications and technologies. We invested approximately $82 million from fiscal 2005 through fiscal 2013 in this initiative. Capital expenditures for 2014 and beyond will depend upon the pace of conversion of those remaining legacy systems. This initiative, when complete, will combine our numerous information systems, which should create greater efficiency and effectiveness.

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

At March 29, 2014, our total debt outstanding was $545.3 million, as compared with $593.7 million at March 30, 2013.

Asset Backed Loan Facility

On December 5, 2013, we entered into a credit agreement which provides up to a $390 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if we exercise the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on December 5, 2018 and replaced our prior revolving credit facility. We may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of March 29, 2014, there were borrowings of $95.0 million outstanding under the Credit Facility. There were no letters of credit outstanding under the Credit Facility as of March 29, 2014. There were other letters of credit of $13.6 million outstanding as of March 29, 2014.

The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. The borrowing base as of March 29, 2014 was approximately $390.0 million. The borrowing availability as of March 29, 2014 was $295.0 million. Borrowings under the Credit Facility will bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s total outstanding borrowings. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25%-1.75% (and was 1.25% at March 29, 2014) and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.75% (and was 0.25% at March 29, 2014). As of March 29, 2014, the applicable interest rate related to Base Rate borrowings was 3.5%, and the applicable interest rate related to LIBOR-based borrowings was 1.4%.

The Credit Facility contains customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all assets of the Company. We were in compliance with all covenants under the Credit Facility during the period ended March 29, 2014.

We incurred approximately $3.1 million of costs in conjunction with this transaction, which included banking fees and legal expenses. These costs will be amortized over the term of the Credit Facility.

We recorded a non-cash charge of $1.7 million for the three month period ended December 29, 2013, as part of interest expense, related to the unamortized deferred financing costs under the prior revolving credit facility.

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

The estimated fair value of our $450 million of 2018 Notes as of March 29, 2014 was approximately $464.9 million. The estimated fair value is based on quoted market prices for these notes.

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

The 2018 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants related to the 2018 Notes indenture as of March 29, 2014.

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

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of March 29, 2014.

(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2014. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended March 29, 2014 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
December 29, 2013 – February 1, 2014	1,438	(2)	$6.45	0	$50,093,000
February 2, 2014 – March 1, 2014	30,581	(2)	$7.23	300	$50,091,000
March 2, 2014 – March 29, 2014	386	(2)	$7.41	0	$50,091,000

Total	32,405		$7.20	300	$50,091,000

(1)	During the third quarter of fiscal 2011, our Board of Directors authorized a $100 million share repurchase program. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility and indenture that restrict our ability to repurchase our stock.
(2)	Shares purchased during the period indicated represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: May 8, 2014

/s/ JOHN R. RANELLI
John R. Ranelli
President and Chief Executive Officer
(Principal Executive Officer)

/s/ LORI A. VARLAS
Lori A. Varlas
Chief Financial Officer
(Principal Financial Officer)