Form 10-Q
period 2014-06-28
CENTRAL GARDEN & PET CO
filed 2014-08-07
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 31, 2014	12,308,802
Class A Common Stock Outstanding as of July 31, 2014	36,470,848
Class B Stock Outstanding as of July 31, 2014	1,652,262

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in our Form 10-K for the fiscal year ended September 28, 2013, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	seasonality and fluctuations in our operating results and cash flow;

•	fluctuations in market prices for seeds and grains and other raw materials;

•	our inability to pass through cost increases in a timely manner;

•	risks associated with new product introductions, including the risk that our new products will not produce sufficient sales to recoup our investment;

•	the impact on our financial results of costs incurred to consider and respond to the unsolicited Harbinger proposal, and the impact of the Harbinger proposal on our business, employees and customer relationships;

•	declines in consumer spending during economic downturns;

•	inflation, deflation and other adverse macro-economic conditions;

•	supply shortages in small animals and pet birds;

•	adverse weather conditions;

•	fluctuations in energy prices, fuel and related petrochemical costs;

•	access to and cost of additional capital;

•	dependence on a small number of customers for a significant portion of our business;

•	disruptions in our business arising from the implementation of our change initiatives and the resulting consequences to our business and results of operations;

•	increased costs and expenses associated with our change initiatives;

•	consolidation trends in the retail industry;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	potential goodwill or intangible asset impairment;

•	dependence upon our key executives;

•	implementation of a new enterprise resource planning information technology system;

•	our ability to protect our intellectual property rights;

•	potential environmental liabilities;

•	risk associated with international sourcing;

•	litigation and product liability claims;

•	regulatory issues;

•	the impact of product recalls;

•	potential costs and risks associated with actual or anticipated cyber attacks;

•	the voting power associated with our Class B stock; and

•	potential dilution from issuance of authorized shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Unaudited

	June 28, 2014	June 29, 2013	September 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$31,846	$20,482	$15,156
Short term investments	14,220	17,820	17,820
Accounts receivable (less allowance for doubtful accounts of $29,221, $23,355 and $21,158)	214,120	243,650	194,260
Inventories	365,035	413,070	391,934
Prepaid expenses and other	53,689	53,751	53,484

Total current assets	678,910	748,773	672,654

Land, buildings, improvements and equipment – net	177,660	190,921	188,913
Goodwill	205,756	210,223	205,756
Other intangible assets – net	76,923	75,670	79,868
Deferred income taxes and other assets	26,689	19,049	13,969

Total	$1,165,938	$1,244,636	$1,161,160

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$89,959	$112,313	$103,569
Accrued expenses	89,521	93,213	78,618
Current portion of long-term debt	296	205	142

Total current liabilities	179,776	205,731	182,329

Long-term debt	449,994	509,430	472,445
Other long-term obligations	43,236	37,845	36,362

Equity:
Common stock, $.01 par value: 12,308,802, 12,246,751, and 12,246,751 shares outstanding at June 28, 2014, June 29, 2013 and September 28, 2013	123	122	122
Class A common stock, $.01 par value: 36,479,590, 35,240,576 and 35,291,001 shares outstanding at June 28, 2014, June 29, 2013 and September 28, 2013	365	352	353
Class B stock, $.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	398,244	388,443	389,153
Accumulated earnings	90,466	100,173	77,592
Accumulated other comprehensive income	1,868	840	1,442

Total Central Garden & Pet Company shareholders’ equity	491,082	489,946	468,678
Noncontrolling interest	1,850	1,684	1,346

Total equity	492,932	491,630	470,024

Total	$1,165,938	$1,244,636	$1,161,160

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$437,987	$494,130	$1,230,119	$1,284,796
Cost of goods sold and occupancy	318,856	341,664	883,651	902,201

Gross profit	119,131	152,466	346,468	382,595
Selling, general and administrative expenses	100,705	119,574	291,628	316,051

Income from operations	18,426	32,892	54,840	66,544
Interest expense	(10,429)	(11,347)	(33,051)	(32,599)
Interest income	14	28	43	120
Other income (expense)	456	353	396	(676)

Income before income taxes and noncontrolling interest	8,467	21,926	22,228	33,389
Income taxes	3,133	7,520	8,217	11,370

Income including noncontrolling interest	5,334	14,406	14,011	22,019
Net income attributable to noncontrolling interest	647	681	1,137	1,367

Net income attributable to Central Garden & Pet Company	$4,687	$13,725	$12,874	$20,652

Net income per share attributable to Central Garden & Pet Company:
Basic	$0.10	$0.28	$0.26	$0.43

Diluted	$0.09	$0.28	$0.26	$0.42

Weighted average shares used in the computation of net income per share:
Basic	49,148	48,173	48,732	48,037
Diluted	49,841	48,822	49,201	48,766

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$5,334	$14,406	$14,011	$22,019
Other comprehensive income (loss):
Foreign currency translation, net of tax	339	(92)	426	(699)

Total comprehensive income	5,673	14,314	14,437	21,320
Comprehensive income attributable to noncontrolling interests	647	681	1,137	1,367

Comprehensive income attributable to Central Garden & Pet Company	$5,026	$13,633	$13,300	$19,953

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net income	$14,011	$22,019
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	26,683	24,158
Stock-based compensation	6,365	12,491
Excess tax benefits from stock-based awards	(422)	(345)
Deferred income taxes	7,420	9,252
Write-off of deferred financing costs	1,731	0
Unrealized losses on derivative financial instruments	0	412
Gain on sale of property and equipment	(1,996)	0
Loss on disposal of property and equipment	587	412
Change in assets and liabilities:
Accounts receivable	(17,399)	(41,240)
Inventories	31,356	(83,181)
Prepaid expenses and other assets	3,525	(149)
Accounts payable	(14,687)	(15,545)
Accrued expenses	13,597	8,624
Other long-term obligations	(1,920)	(2,366)

Net cash provided (used) by operating activities	68,851	(65,458)

Cash flows from investing activities:
Additions to property and equipment	(13,707)	(19,534)
Proceeds from sale of property and equipment, net of expenses	5,171	0
Payments to acquire companies, net of cash acquired	(20,262)	(4,835)
Proceeds from short term investments	3,600	4,885

Net cash used in investing activities	(25,198)	(19,484)

Cash flows from financing activities:
Repayments of long-term debt	(282)	(257)
Proceeds from issuance of common stock	594	560
Borrowings under revolving line of credit	278,000	281,000
Repayments under revolving line of credit	(301,000)	(221,000)
Repurchase of common stock	(1,190)	(2,625)
Distribution to noncontrolling interest	(633)	(629)
Payment of financing costs	(3,090)	0
Excess tax benefits from stock-based awards	422	345

Net cash (used) provided by financing activities	(27,179)	57,394
Effect of exchange rate changes on cash and cash equivalents	216	(445)

Net increase (decrease) in cash and cash equivalents	16,690	(27,993)
Cash and equivalents at beginning of period	15,156	48,475

Cash and equivalents at end of period	$31,846	$20,482

Supplemental information:
Cash paid for interest	$22,067	$22,894

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended June 28, 2014

(unaudited)

1.	Basis of Presentation

The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of June 28, 2014 and June 29, 2013, the condensed consolidated statements of operations for the three and nine months ended June 28, 2014 and June 29, 2013, the condensed consolidated statements of comprehensive income for the three and nine months ended June 28, 2014 and June 29, 2013 and the condensed consolidated statements of cash flows for the nine months ended June 28, 2014 and June 29, 2013 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.

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

Due to the seasonal nature of the Company’s garden business, the results of operations for the three and nine month periods ended June 28, 2014 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2013 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 28, 2013 balance sheet presented herein was derived from the audited statements.

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

Discontinued Operations

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 provides amended guidance for reporting discontinued operations and disclosures of disposals of components. The amended guidance raises the threshold for disposals to qualify as discontinued operations and permits significant continuing involvement and continuing cash flows with the discontinued operation. In addition, the amended guidance requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The amended guidance is effective for the Company prospectively commencing in the first quarter of fiscal 2015. Early adoption is permitted. The adoption of the applicable sections of this ASC may have an impact on the accounting for any future discontinued operations the Company may have.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. This update was issued as Accounting Standards Codification Topic 606. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

2.	Business Combinations

Four Star Microbial Products

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

The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments:

(In thousands)	Amounts Previously Recognized as of Acquisition Date(1)	Measurement Period Adjustments		Amounts Recognized as of Acquisition Date (as Adjusted)
Current assets, net of cash and cash equivalents acquired	$220	$0		$220
Fixed assets	40	0		40
Goodwill	0	3,243		3,243
Intangible assets	1,144	5,958		7,102
Other long-term assets	5,406	(5,406)		0
Current liabilities	(13)	0		(13)
Other long-term liabilities	0	(4,165)		(4,165)

	6,797	(370	)(2)	6,427
Assets of aquiree recorded prior to purchase of majority interest	(1,962)	370		(1,592)

Net assets acquired, less cash and cash equivalents	$4,835	$0		$4,835

(1)	As previously reported in our Form 10-Q for the period ended December 29, 2012.
(2)	The Company recognized a loss of approximately $370 on its prior ownership interest in the acquiree.

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

Envincio

On April 1, 2014, the Company purchased certain assets of Envincio LLC, including brands, EPA registrations, inventory and trade receivables, for approximately $20 million. The purchase price exceeded the fair value of the net tangible assets acquired by approximately $14 million, which is included in deferred taxes and other assets in our condensed consolidated balance sheets as of June 28, 2014, as the Company has not yet finalized the allocation of the purchase price to the fair value of the intangible assets acquired. The operating results of this acquisition did not have a material impact on the Company’s consolidated financial statements. This acquisition is expected to enable the Company to be a key supplier and product innovator in the growing natural insecticides product market, often characterized as EPA-exempt products, and expand its offerings in traditional pesticides.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of June 28, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit(a)	$0	$14,220	$0	$14,220

Total assets	$0	$14,220	$0	$14,220

Liabilities:
Liability for contingent consideration(c)	$0	$0	$4,414	$4,414

Total liabilities	$0	$0	$4,414	$4,414

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of June 29, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit(a)	$0	$17,820	$0	$17,820

Total assets	$0	$17,820	$0	$17,820

Liabilities:
Derivative liabilities(b)	$0	$197	$0	$197

Total liabilities	$0	$197	$0	$197

The following table presents our financial assets and liabilities at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 28, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit(a)	$0	$17,820	$0	$17,820

Total assets	$0	$17,820	$0	$17,820

Liabilities:
Liability for contingent consideration(c)	$0	$0	$4,165	$4,165

Total liabilities	$0	$0	$4,165	$4,165

(a)	The fair value of our time deposits is based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. These are presented as short term investments in the condensed consolidated balance sheets.
(b)	Derivative assets and liabilities were valued using quoted forward pricing from bank counterparties and are presented as other current assets and liabilities in the condensed consolidated balance sheets.
(c)	The liability for contingent consideration relates to an earn-out for B2E, acquired in December 2012. The fair value of the contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and discounted amount of any earn-out that will be achieved based on expected future performance by the acquired entity. This is presented as part of accrued expenses and long-term liabilities in the condensed consolidated balance sheets.

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the period ended September 28, 2013 and June 28, 2014 (in thousands):

Amount
Balance as of September 28, 2013	$4,165
Changes in the fair value of contingent performance-based payments established at the time of acquisition	249

Balance as of June 28, 2014	$4,414

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the period ended June 28, 2014, the Company was not required to measure any significant non-financial assets and liabilities at fair value.

Fair Value of Other Financial Instruments

The estimated fair value of the Company’s $450.0 million 8.25% senior subordinated notes due 2018 as of June 28, 2014, June 29, 2013 and September 28, 2013, was $469.1 million, $457.3 million and $449.5 million, respectively, compared to a carrying value of $449.5 million, $449.4 million and $449.4 million, respectively. The estimated fair value is based on quoted market prices for these notes, which are Level 2 inputs within the fair value hierarchy.

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

Commodity and commodity index futures, swaps and option contracts are used to economically hedge commodity input prices on grains and proteins. These derivative contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. Generally, the Company economically hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months. As of September 28, 2013 and June 28, 2014, the Company had no outstanding derivative instruments. As of June 29, 2013, the Company had economically hedged certain portions of its anticipated consumption of commodity inputs using derivative instruments with expiration dates through July 2013.

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

The following table presents the fair value of all derivative instruments outstanding in the condensed consolidated balance sheets (in thousands):

	June 28, 2014		June 29, 2013		September 28, 2013
	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities	Other Current Assets	Other Current Liabilities
Derivatives not designated as hedging instruments:
Commodity contracts	$0	$0	$0	$197	$0	$0

Total derivative instruments	$0	$0	$0	$197	$0	$0

The following table presents the effect of derivative instruments recorded in other income (expense) on the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Commodity contracts	$0	$(185)	$0	$(922)

Total derivative instruments	$0	$(185)	$0	$(922)

The following table presents the gross contract notional volume of outstanding derivative contracts:

Commodity	Metric	June 28, 2014	June 29, 2013	September 28, 2013
Corn	Bushels	0	366,000	0

5.	Inventories, net

Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	June 28, 2014	June 29, 2013	September 28, 2013
Raw materials	$93,922	$130,597	$121,695
Work in progress	17,592	19,848	19,856
Finished goods	240,337	255,112	236,322
Supplies	13,184	7,513	14,060

Total inventories, net	$365,035	$413,070	$391,934

6.	Goodwill

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

7.	Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
	(in millions)
June 28, 2014
Marketing-related intangible assets – amortizable	$12.5	$(9.6)	$0	$2.9
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	72.1	(9.6)	(16.9)	45.6

Customer-related intangible assets – amortizable	42.8	(19.6)	0	23.2

Other acquired intangible assets – amortizable	16.6	(8.5)	0	8.1
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	17.8	(8.5)	(1.2)	8.1

Total other intangible assets	$132.7	$(37.7)	$(18.1)	$76.9

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
	(in millions)
June 29, 2013
Marketing-related intangible assets – amortizable	$12.3	$(8.1)	$0	$4.2
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	71.9	(8.1)	(16.9)	46.9

Customer-related intangible assets – amortizable	42.7	(17.2)	0	25.5

Other acquired intangible assets – amortizable	10.8	(7.5)	0	3.3
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	12.0	(7.5)	(1.2)	3.3

Total other intangible assets	$126.6	$(32.8)	$(18.1)	$75.7

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
	(in millions)
September 28, 2013
Marketing-related intangible assets – amortizable	$12.5	$(8.9)	$0	$3.6
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	72.1	(8.9)	(16.9)	46.3

Customer-related intangible assets – amortizable	42.8	(17.9)	0	24.9

Other acquired intangible assets – amortizable	16.6	(7.9)	0	8.7
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	17.8	(7.9)	(1.2)	8.7

Total other intangible assets	$132.7	$(34.7)	$(18.1)	$79.9

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

The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. In fiscal 2013, the Company tested its indefinite-lived intangible assets and no impairment was indicated. Other factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in fiscal 2013 or during the nine months ended June 28, 2014, and accordingly, no impairment testing was performed on these assets.

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 1 to 25 years; over weighted average remaining lives of six years for marketing-related intangibles, 15 years for customer-related intangibles and 15 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $1.0 and $1.1 million for each of three month periods ended June 28, 2014 and June 29, 2013, respectively, and $3.0 million and $3.1 million for the nine months ended June 28, 2014 and June 29, 2013, respectively, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $5 million per year from fiscal 2014 through fiscal 2018.

8.	Long-Term Debt

Long-term debt consists of the following:

	June 28, 2014	June 29, 2013	September 28, 2013
	(in thousands)
Senior subordinated notes, net of unamortized discount(1), interest at 8.25%, payable semi-annually, principal due March 2018	$449,500	$449,390	$449,417
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.25% to 1.75% or Base Rate plus a margin of 0.25% to 0.75%, final maturity December 2018	0	0	0
Revolving credit facility, interest at Alternate Base Rate plus a margin of 0.75% to 1.75%, or LIBOR plus a margin of 1.75% to 2.75%, final maturity June 2016	0	60,000	23,000
Other notes payable	790	245	170

Total	450,290	509,635	472,587
Less current portion	(296)	(205)	(142)

Long-term portion	$449,994	$509,430	$472,445

(1)	Represents unamortized original issue discount of $500, $610 and $583 as of June 28, 2014, June 29, 2013 and September 28, 2013, respectively.

Asset Backed Loan Facility

On December 5, 2013, the Company entered into a credit agreement which provides up to a $390 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on December 5, 2018 and replaced the Company’s prior revolving credit facility. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of June 28, 2014, there were no borrowings outstanding under the Credit Facility. There were no letters of credit outstanding under the Credit Facility as of June 28, 2014. There were other letters of credit of $14.2 million outstanding as of June 28, 2014.

The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. The borrowing availability as of June 28, 2014 was $390 million, the maximum amount available under the credit facility. Borrowings under the Credit Facility will bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s total outstanding borrowings. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25%-1.75% (and was 1.25% at June 28, 2014) and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.75% (and was 0.25% at June 28, 2014). As of June 28, 2014, the applicable interest rate related to Base Rate borrowings was 3.5%, and the applicable interest rate related to LIBOR-based borrowings was 1.4%.

The Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all assets of the Company. The Company was in compliance with all covenants under the Credit Facility during the period ended June 28, 2014.

The Company incurred approximately $3.1 million of costs in conjunction with this transaction, which included banking fees and legal expenses. These costs will be amortized over the term of the Credit Facility.

The Company recorded a non-cash charge of $1.7 million for the three month period ended December 28, 2013 as part of interest expense, related to the write-off of unamortized deferred financing costs under the prior revolving credit facility.

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

The estimated fair value of our $450 million of 2018 Notes as of June 28, 2014 was approximately $469.1 million. The estimated fair value is based on quoted market prices for these notes.

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

The 2018 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants in the 2018 Notes indenture as of June 28, 2014.

9.	Supplemental Equity Information

The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest for the nine months ended June 28, 2014 and June 29, 2013:

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 28, 2013	$122	$353	$16	$389,153	$77,592	$1,442	$468,678	$1,346	$470,024
Comprehensive income					12,874	426	13,300	1,137	14,437
Stock based compensation				3,734			3,734		3,734
Restricted share activity	1	9		3,940			3,950		3,950
Issuance of common stock		3		995			998		998
Tax benefit on stock option exercise				422			422		422
Distribution to Noncontrolling interest								(633)	(633)

Balance June 28, 2014	$123	$365	$16	$398,244	$90,466	$1,868	$491,082	$1,850	$492,932

	Controlling Interest							Noncontrolling Interest	Total
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance September 29, 2012	$122	$347	$16	$382,195	$79,718	$1,539	$463,937	$946	$464,883
Comprehensive income					20,652	(699)	19,953	1,367	21,320
Stock based compensation				3,489			3,489		3,489
Restricted share activity		4		2,478			2,482		2,482
Issuance of common stock		1		1,240			1,241		1,241
Repurchase of common stock				(1,304)	(197)		(1,501)		(1,501)
Tax benefit on stock option exercise				345			345		345
Distribution to Noncontrolling interest								(629)	(629)

Balance June 29, 2013	$122	$352	$16	$388,443	$100,173	$840	$489,946	$1,684	$491,630

10.	Stock-Based Compensation

The Company recognized share-based compensation expense of $6.4 million and $12.5 million for the nine month periods ended June 28, 2014 and June 29, 2013, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the nine month periods ended June 28, 2014 and June 29, 2013 was $2.3 million and $4.8 million, respectively.

11.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	Three Months Ended June 28, 2014			Nine Months Ended June 28, 2014
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$4,687	49,148	$0.10	$12,874	48,732	$0.26
Effect of dilutive securities:
Options to purchase common stock		154	0		35	0
Restricted shares		539	(0.01)		434	0
Diluted EPS:

Net income available to common shareholders	$4,687	49,841	$0.09	$12,874	49,201	$0.26

	Three Months Ended June 29, 2013			Nine Months Ended June 29, 2013
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$13,725	48,173	$0.28	$20,652	48,037	$0.43
Effect of dilutive securities:
Options to purchase common stock		141	0		284	0
Restricted shares		508	0		445	(0.01)
Diluted EPS:

Net income available to common shareholders	$13,725	48,822	$0.28	$20,652	48,766	$0.42

Options to purchase 11.2 million shares of common stock at prices ranging from $6.43 to $16.23 per share were outstanding at June 28, 2014 and options to purchase 11.6 million shares of common stock at prices ranging from $4.60 to $16.23 per share were outstanding at June 29, 2013.

For the three month periods ended June 28, 2014 and June 29, 2013, options to purchase 9.5 million and 10.7 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

For the nine month periods ended June 28, 2014 and June 29, 2013, options to purchase 10.3 million and 7.5 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales:
Pet segment	$227,082	$237,851	$628,431	$667,781
Garden segment	210,905	256,279	601,688	617,015

Total net sales	$437,987	$494,130	$1,230,119	$1,284,796

Income (loss) from operations:
Pet segment	28,435	$33,144	67,014	$70,782
Garden segment	4,011	13,668	34,579	39,090
Corporate	(14,020)	(13,920)	(46,753)	(43,328)

Total income from operations	18,426	32,892	54,840	66,544

Interest expense – net	(10,415)	(11,319)	(33,008)	(32,479)
Other income (expense)	456	353	396	(676)
Income taxes	3,133	7,520	8,217	11,370

Income including noncontrolling interest	5,334	14,406	14,011	22,019
Net income attributable to noncontrolling interest	647	681	1,137	1,367

Net income attributable to Central Garden & Pet Company	$4,687	$13,725	$12,874	$20,652

Depreciation and amortization:
Pet segment	$4,483	$3,489	$12,853	$11,208
Garden segment	1,721	1,624	5,126	4,902
Corporate	2,967	2,698	8,704	8,048

Total depreciation and amortization	$9,171	$7,811	$26,683	$24,158

	June 28, 2014	June 29, 2013	September 28, 2013
Assets:
Pet segment	$444,740	$443,854	$425,988
Garden segment	372,175	447,756	388,581
Corporate	349,023	353,026	346,591

Total assets	$1,165,938	$1,244,636	$1,161,160

Goodwill (included in corporate assets above):
Pet segment	$205,756	$202,514	$205,756
Garden segment	0	7,709	0

Total goodwill	$205,756	$210,223	$205,756

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended June 28, 2014 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$147,331	$303,377	$(12,721)	$437,987
Cost of products sold and occupancy	127,478	204,099	(12,721)	318,856

Gross profit	19,853	99,278	0	119,131
Selling, general and administrative expenses	30,301	70,404	0	100,705

Income from operations	(10,448)	28,874	0	18,426
Interest – net	(10,396)	(19)	0	(10,415)
Other income (loss)	(2,588)	3,044	0	456

Income (loss) before income taxes	(23,432)	31,899	0	8,467
Income taxes (tax benefit)	(8,897)	12,030	0	3,133

Income (loss) including noncontrolling interest	(14,535)	19,869		5,334
Income attributable to noncontrolling interest	647	0	0	647

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(15,182)	19,869	0	4,687
Equity in undistributed income of guarantor subsidiaries	19,869	0	(19,869)	0

Net income attributable to Central Garden & Pet Co.	$4,687	$19,869	$(19,869)	$4,687

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended June 29, 2013 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$145,836	$361,067	$(12,773)	$494,130
Cost of products sold and occupancy	107,459	246,978	(12,773)	341,664

Gross profit	38,377	114,089	0	152,466
Selling, general and administrative expenses	42,959	76,615	0	119,574

Income from operations	(4,582)	37,474	0	32,892
Interest – net	(11,220)	(99)	0	(11,319)
Other income (loss)	(2,722)	3,075	0	353

Income (loss) before income taxes	(18,524)	40,450	0	21,926
Income taxes (tax benefit)	(7,007)	14,527	0	7,520

Income (loss) including noncontrolling interest	(11,517)	25,923		14,406
Income attributable to noncontrolling interest	681	0	0	681

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(12,198)	25,923	0	13,725
Equity in undistributed income of guarantor subsidiaries	25,923	0	(25,923)	0

Net income attributable to Central Garden & Pet Co.	$13,725	$25,923	$(25,923)	$13,725

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Nine Months Ended June 28, 2014 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$413,897	$853,573	$(37,351)	$1,230,119
Cost of products sold and occupancy	329,674	591,328	(37,351)	883,651

Gross profit	84,223	262,245	0	346,468
Selling, general and administrative expenses	93,519	198,109	0	291,628

Income from operations	(9,296)	64,136	0	54,840
Interest – net	(32,964)	(44)	0	(33,008)
Other income (loss)	(4,549)	4,945	0	396

Income (loss) before income taxes	(46,809)	69,037	0	22,228
Income taxes (tax benefit)	(17,543)	25,760	0	8,217

Income (loss) including noncontrolling interest	(29,266)	43,277		14,011
Income attributable to noncontrolling interest	1,137	0	0	1,137

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(30,403)	43,277	0	12,874
Equity in undistributed income of guarantor subsidiaries	43,277	0	(43,277)	0

Net income attributable to Central Garden & Pet Co.	$12,874	$43,277	$(43,277)	$12,874

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Nine Months Ended June 29, 2013 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$400,778	$921,693	$(37,675)	$1,284,796
Cost of products sold and occupancy	298,861	641,015	(37,675)	902,201

Gross profit	101,917	280,678	0	382,595
Selling, general and administrative expenses	108,405	207,646	0	316,051

Income (loss) from operations	(6,488)	73,032	0	66,544
Interest – net	(32,441)	(38)	0	(32,479)
Other income (loss)	(5,539)	4,863	0	(676)

Income (loss) before income taxes	(44,468)	77,857	0	33,389
Income taxes (tax benefit)	(15,995)	27,365	0	11,370

Income (loss) including noncontrolling interest	(28,473)	50,492		22,019
Income attributable to noncontrolling interest	1,367	0	0	1,367

Income (loss) attributable to Central Garden & Pet Co. before equity in undistributed income of guarantor subsidiaries	(29,840)	50,492	0	20,652

Equity in undistributed income of guarantor subsidiaries	50,492	0	(50,492)	0

Net income attributable to Central Garden & Pet Co.	$20,652	$50,492	$(50,492)	$20,652

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME Three Months Ended June 28, 2014 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(14,535)	$19,869	$0	$5,334
Other comprehensive income:
Foreign currency translation	339	0	0	339

Total comprehensive income (loss)	(14,196)	19,869	0	5,673
Comprehensive income attributable to noncontrolling interests	647	0	0	647

Comprehensive income (loss) attributable to Central Garden & Pet Company	$(14,843)	$19,869	$0	$5,026

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME Three Months Ended June 29, 2013 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(11,517)	$25,923	$0	$14,406
Other comprehensive loss:
Foreign currency translation	(92)	0	0	(92)

Total comprehensive income (loss)	(11,609)	25,923	0	14,314
Comprehensive income attributable to noncontrolling interests	681	0	0	681

Comprehensive income (loss) attributable to Central Garden & Pet Company	$(12,290)	$25,923	$0	$13,633

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME Nine Months Ended June 28, 2014 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(29,266)	$43,277	$0	$14,011
Other comprehensive income:
Foreign currency translation	426	0	0	426

Total comprehensive income (loss)	(28,840)	43,277	0	14,437
Comprehensive income attributable to noncontrolling interests	1,137	0	0	1,137

Comprehensive income (loss) attributable to Central Garden & Pet Company	$(29,977)	$43,277	$0	$13,300

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME Nine Months Ended June 29, 2013 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(28,473)	$50,492	$0	$22,019
Other comprehensive income:
Foreign currency translation	(699)	0	0	(699)

Total comprehensive income (loss)	(29,172)	50,492	0	21,320
Comprehensive income attributable to noncontrolling interests	1,367	0	0	1,367

Comprehensive income (loss) attributable to Central Garden & Pet Company	$(30,539)	$50,492	$0	$19,953

	CONSOLIDATING CONDENSED BALANCE SHEET June 28, 2014 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$29,045	$2,801	$0	$31,846
Short term investments	14,220	0	0	14,220
Accounts receivable, net	63,829	153,411	(3,120)	214,120
Inventories	106,595	258,440	0	365,035
Prepaid expenses and other assets	26,419	27,270	0	53,689

Total current assets	240,108	441,922	(3,120)	678,910
Land, buildings, improvements and equipment, net	75,452	102,208	0	177,660
Goodwill	0	205,756	0	205,756
Investment in guarantors	694,076	0	(694,076)	0
Deferred income taxes and other assets	56,572	47,040	0	103,612

Total	$1,066,208	$796,926	$(697,196)	$1,165,938

LIABILITIES AND EQUITY
Accounts payable	$39,423	$53,656	$(3,120)	$89,959
Accrued expenses and other current liabilities	45,790	44,027	0	89,817

Total current liabilities	85,213	97,683	(3,120)	179,776
Long-term debt	449,887	107	0	449,994
Other long-term obligations	38,176	5,060	0	43,236
Shareholders’ equity attributable to Central Garden & Pet Co.	491,082	694,076	(694,076)	491,082
Noncontrolling interest	1,850	0	0	1,850

Total equity	492,932	694,076	(694,076)	492,932

Total	$1,066,208	$796,926	$(697,196)	$1,165,938

	CONSOLIDATING CONDENSED BALANCE SHEET September 28, 2013 (in thousands)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$12,441	$2,715	$0	$15,156
Short term investments	17,820	0	0	17,820
Accounts receivable, net	43,660	153,734	(3,134)	194,260
Inventories	114,662	277,272	0	391,934
Prepaid expenses and other assets	24,747	28,737	0	53,484

Total current assets	213,330	462,458	(3,134)	672,654
Land, buildings, improvements and equipment, net	78,662	110,251	0	188,913
Goodwill	0	205,756	0	205,756
Investment in guarantors	693,615	0	(693,615)	0
Other assets	57,255	36,582	0	93,837

Total	$1,042,862	$815,047	$(696,749)	$1,161,160

LIABILITIES AND EQUITY
Accounts payable	$36,869	$69,834	$(3,134)	$103,569
Accrued expenses and other liabilities	33,664	45,096	0	78,760

Total current liabilities	70,533	114,930	(3,134)	182,329
Long-term debt	472,418	27	0	472,445
Other long-term obligations	29,887	6,475	0	36,362
Shareholders’ equity attributable to Central Garden & Pet	468,678	693,615	(693,615)	468,678
Noncontrolling interest	1,346	0	0	1,346

Total equity	470,024	693,615	(693,615)	470,024

Total	$1,042,862	$815,047	$(696,749)	$1,161,160

	CONSOLIDATING CONDENSED BALANCE SHEET June 29, 2013 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$18,109	$2,373	$0	$20,482
Short term investments	17,820	0	0	17,820
Accounts receivable, net	69,602	178,236	(4,188)	243,650
Inventories	135,301	277,769	0	413,070
Prepaid expenses and other assets	24,040	29,711	0	53,751

Total current assets	264,872	488,089	(4,188)	748,773
Land, buildings, improvements and equipment, net	82,107	108,814	0	190,921
Goodwill	0	210,223	0	210,223
Investment in guarantors	733,748	0	(733,748)	0
Deferred income taxes and other assets	53,049	41,670	0	94,719

Total	$1,133,776	$848,796	$(737,936)	$1,244,636

LIABILITIES AND EQUITY
Accounts payable	$46,305	$70,196	$(4,188)	$112,313
Accrued expenses and other current liabilities	50,276	43,142	0	93,418

Total current liabilities	96,581	113,338	(4,188)	205,731
Long-term debt	509,397	33	0	509,430
Other long-term obligations	36,168	1,677	0	37,845
Shareholders’ equity attributable to Central Garden & Pet Co.	489,946	733,748	(733,748)	489,946
Noncontrolling interest	1,684	0	0	1,684

Total equity	491,630	733,748	(733,748)	491,630

Total	$1,133,776	$848,796	$(737,936)	$1,244,636

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Nine Months Ended June 28, 2014 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$47,393	$64,735	$(43,277)	$68,851

Additions to property and equipment	(7,210)	(6,497)	0	(13,707)
Proceeds from sale of property and equipment	0	5,171	0	5,171
Proceeds from short term investments	3,600	0	0	3,600
Payments to acquire companies	0	(20,262)	0	(20,262)
Investment in guarantor subsidiaries	(461)	(42,816)	43,277	0

Net cash provided (used) by investing activities	(4,071)	(64,404)	43,277	(25,198)

Repayments of long-term debt	(172)	(110)	0	(282)
Borrowings under revolving line of credit	278,000	0	0	278,000
Repayments under revolving line of credit	(301,000)	0	0	(301,000)
Repurchase of common stock	(1,190)	0	0	(1,190)
Proceeds from issuance of common stock	594	0	0	594
Payment of deferred financing costs	(3,090)	0	0	(3,090)
Distribution to minority interest	(633)	0	0	(633)
Excess tax benefits from stock-based awards	422	0	0	422

Net cash provided (used) by financing activities	(27,069)	(110)	0	(27,179)
Effect of exchange rate changes on cash	351	(135)	0	216

Net increase (decrease) in cash and cash equivalents	16,604	86	0	16,690
Cash and cash equivalents at beginning of period	12,441	2,715	0	15,156

Cash and cash equivalents at end of period	$29,045	$2,801	$0	$31,846

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Nine Months Ended June 29, 2013 (in thousands) (unaudited)
	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$11	$(14,977)	$(50,492)	$(65,458)

Additions to property and equipment	(8,965)	(10,569)	0	(19,534)
Proceeds from short term investments	4,885	0	0	4,885
Payment to acquire companies	0	(4,835)	0	(4,835)
Investment in guarantor subsidiaries	(79,386)	28,894	50,492	0

Net cash provided (used) by investing activities	(83,466)	13,490	50,492	(19,484)

Repayments of long-term debt	(161)	(96)	0	(257)
Borrowings under revolving line of credit	281,000	0	0	281,000
Repayments under revolving line of credit	(221,000)	0	0	(221,000)
Repurchase of common stock	(2,625)	0	0	(2,625)
Proceeds from issuance of common stock	560	0	0	560
Distribution to minority interest	(629)	0	0	(629)
Excess tax benefits from stock-based awards	345	0	0	345

Net cash provided (used) by financing activities	57,490	(96)	0	57,394
Effect of exchange rate changes on cash	(588)	143	0	(445)

Net increase (decrease) in cash and cash equivalents	(26,553)	(1,440)	0	(27,993)
Cash and cash equivalents at beginning of period	44,662	3,813	0	48,475

Cash and cash equivalents at end of period	$18,109	$2,373	$0	$20,482

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

Recent Developments

Harbinger Proposals

During June 2014, we received an unsolicited letter from Harbinger Group Inc. requesting that our Board discuss with Harbinger a possible acquisition by Harbinger of all outstanding shares of our common stock at $10 per share in cash or, alternatively, the acquisition of our Pet segment for $750 million in cash, subject to due diligence. Our Board has retained independent financial and legal advisors to assist the Board in its review of the two proposals. We expect that administrative expenses will increase during this review.

Garden Segment Discontinued Product Charge

During fiscal 2013, we introduced two new Garden products. Despite enthusiastic support from our retailers and substantial marketing spend, the new products did not sell through as expected, and we took a significant charge related to inventory and product and packaging changes at the end of the fourth quarter of fiscal 2013 relating to the new products. Despite a concerted effort to improve consumer takeaway of the products through product, packaging and placement changes, as well as aggressive promotions, we continued to experience weak consumer sales of the products in their second season and late in the third quarter major retailers indicated that they would not support the products going forward. Consequently, we have made the decision to discontinue the two products at the end of the 2014 garden season. As a result, we recorded a $16.9 million charge (“garden charge”) to operating income in the quarter ended June 28, 2014, to write off the remaining inventory of these products and to account for product returns, promotional allowances and other costs related to the discontinuance of the products. The Company estimates that it may incur up to an additional $2.5 million in related disposal costs which would be reflected in the fourth quarter of 2014 and future quarters.

Use of Non-GAAP Financial Measures

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (GAAP). However, management believes that certain non-GAAP financial measures that exclude the impact of the garden charge and a gain recognized during the quarter ended June 28, 2014 in the garden segment related to the sale of plant assets may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods that should be considered when assessing our ongoing performance. Additionally, we have provided a comparison of our net debt amounts which can be used as a measure of our net debt balances. The Company believes that these non-GAAP financial measures provide useful information to investors and other users of its financial statements, such as lenders. Management also uses these non-GAAP financial measures in making financial, operating and planning decisions and in evaluating the Company’s performance. While the Company’s management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace the Company’s GAAP financial results and should be read in conjunction with those GAAP results.

	GAAP to Non-GAAP Reconciliation (unaudited, in thousands, except per share amounts)

	For the Three Months Ended
	June 28, 2014 GAAP	Garden Charge(A)	Gain on Sale Of Fixed Assets(B)	June 28, 2014 As Adjusted	June 29, 2013 GAAP
Net sales	$437,987	$7,035	$—	$445,022	$494,130
Cost of goods sold and occupancy	318,856	(9,873)	—	308,983	341,664

Gross profit	$119,131	$16,908	$—	$136,039	$152,466
Selling, general and administrative expenses	100,705	—	1,996	102,701	119,574

Income from operations	18,426	16,908	(1,996)	33,338	32,892
Net Income	$4,687	$10,652	$(1,258)	$14,081	$13,725
Earnings per share – Diluted	$0.09	$0.21	$(0.02)	$0.28	$0.28
Weighted Shares Outstanding	49,841	49,841	49,841	49,841	48,822
Gross margin	27.2%			30.6%	30.9%
Selling, general and administrative expenses as a percentage of sales	23.0%			23.1%	24.2%
Operating margin	4.2%			7.5%	6.7%

	For the Nine Months Ended
	June 28, 2014 GAAP	Garden Charge(A)	Gain on Sale Of Fixed Assets(B)	June 28, 2014 As Adjusted	June 29, 2013 GAAP
Net sales	$1,230,119	$7,035	$—	$1,237,154	$1,284,796
Cost of goods sold and occupancy	883,651	(9,873)	—	873,778	902,201

Gross profit	$346,468	$16,908	$—	$363,376	$382,595
Selling, general and administrative expenses	291,628	—	1,996	293,624	316,051

Income from operations	54,840	16,908	(1,996)	69,752	66,544
Net Income	$12,874	$10,652	$(1,258)	$22,268	$20,652
Earnings per share – Diluted	$0.26	$0.22	$(0.03)	$0.45	$0.42
Weighted Shares Outstanding	49,201	49,201	49,201	49,201	48,766
Gross margin	28.2%			29.4%	29.8%
Selling, general and administrative expenses as a percentage of sales	23.7%			23.7%	24.6%
Operating margin	4.5%			5.6%	5.2%

	For the Three Months Ended		For the Nine Months Ended
	Net Sales		Net Sales
Garden Segment:
June 28, 2014 as reported (GAAP)	$210,905		$601,688
Garden charge(A)	7,035		7,035

June 28, 2014 as adjusted	$217,940		$608,723

	For the Three Months Ended		For the Nine Months Ended
	Income from Operations	Operating Margin	Income from Operations	Operating Margin
June 28, 2014 as reported (GAAP)	$4,011	1.9%	$34,579	5.7%
Garden Charge(A)	16,908		16,908
Gain on sale of fixed assets(B)	(1,996)		(1,996)

June 28, 2014 as adjusted	$18,923	8.7%	$49,491	8.1%

June 29, 2013 as reported (GAAP)	$13,668	5.3%	$39,090	6.3%

(A)	The Non-GAAP financial information excludes the impact of a garden segment charge to write off inventory, account for product returns and promotional allowances and other costs related to the discontinuance of certain products introduced in 2013.
(B)	The gain on sale of fixed assets correlates to the sale of plant assets during the quarter ended June 28, 2014 related to a product the garden segment will now purchase rather than produce.

	Net Debt Calculation (unaudited, in thousands)
	June 28, 2014	June 29, 2013
Net Debt:
Current portion of long term debt	$296	$205
Long term debt	449,994	509,430

Total long term debt	450,290	509,635
Less:
Cash and cash equivalents	31,846	20,482
Short term investments	14,220	17,820

Net debt	$404,224	$471,333

Fiscal 2014 Third Quarter Financial Performance Compared to Fiscal 2013 Third Quarter:

•	Our net sales decreased $56.1 million, or 11.4%, to $438.0 million due primarily to a $45.4 million decrease in our garden segment impacted by a shift in the timing of sales between the second and third quarter and a product return and promotional allowance for discontinued products.

•	Gross profit declined $33.4 million and our gross margin declined 370 basis points to 27.2% due primarily to the $16.9 million garden charge for the two controls and fertilizer products that will be discontinued at the end of the garden season. Adjusting for the $16.9 million garden charge, gross profit was $136.0 million and gross margin was 30.6% compared to 30.9% in the prior year quarter.

•	Selling, general & administrative expenses decreased as a percentage of net sales to 23.0% from 24.2% in the prior year quarter. Adjusting for the gain on the sale of fixed assets in our garden segment, selling, general and administrative expense as a percentage of net sales was 23.1%.

•	Operating income decreased $14.5 million to $18.4 million. Adjusting for the $16.9 million garden charge and the $2.0 million gain on the sale of fixed assets, operating income increased $0.4 million to $33.3 million compared to the prior year quarter.

•	Our effective income tax rate was 37.0% in the second quarter of fiscal 2014, compared to 34.3% in the third quarter of fiscal 2013.

•	Our net income in the third quarter of fiscal 2014 was $4.7 million, or $0.09 per share, compared to $13.7 million, or $0.28 per share, in the third quarter of fiscal 2013. Adjusting for the $16.9 million garden charge and the $2.0 million gain on the sale of fixed assets, our net income was $14.1 million, or $0.28 per share.

•	Net debt, defined as long-term debt less cash and cash equivalents and short-term investments, was $404.2 million, a $67.1 million improvement over the prior year.

Results of Operations

Three Months Ended June 28, 2014

Compared with Three Months Ended June 29, 2013

Net Sales

Net sales for the three months ended June 28, 2014 decreased $56.1 million, or 11.4%, to $438.0 million from $494.1 million for the three months ended June 29, 2013 primarily attributable to the garden segment. Our branded product sales decreased $60.2 million and sales of other manufacturers’ products increased $4.1 million due to expanded distribution.

Pet net sales decreased $10.7 million, or 4.5%, to $227.1 million for the three months ended June 28, 2014 from $237.8 million for the three months ended June 29, 2013. Pet branded product sales decreased $17.4 million, due primarily to a $7.5 million decrease in our bird and small animal category and a $5.7 million decrease in our aquatic category, partially offset by a $6.7 million increase in sales of other manufacturers’ products due primarily to expanded distribution. Both our bird and small animal and aquatic category decreases were primarily volume driven. The decrease in sales in the pet segment was due in part to industry weakness and lost shelf space in the categories in which we participate. Increased competition in the flea & tick category also was a factor. Within our animal health category, lower flea and tick product sales were partially offset by increased professional sales.

Garden net sales decreased $45.4 million, or 17.7%, to $210.9 million for the three months ended June 28, 2014 from $256.3 million for the three months ended June 29, 2013. Garden branded product sales decreased $42.8 million and sales of other manufacturers’ products decreased $2.6 million. The sales decrease in our garden branded products was due primarily to a $23.9 million decrease in controls and fertilizers, a $6.5 million decrease in grass seed, a $6.3 million decrease in wild bird feed, and a $9.6 million decrease in other garden supplies. Sales were impacted by an early inventory build by the retailers in anticipation of an early spring garden season which shifted sales from our third fiscal quarter into our second fiscal quarter. The decrease in controls and fertilizers was primarily volume related. Controls and fertilizer net sales also included a $7 million charge for product returns and promotional allowances for the two discontinued garden products. While grass seed and wild bird feed sales were impacted primarily by the sales shift between quarters, wild bird feed was also secondarily impacted by reduced pricing due to reduced commodity related costs.

Gross Profit

Gross profit for the three months ended June 28, 2014 decreased $33.4 million, or 21.9%, to $119.1 million from $152.5 million for the three months ended June 29, 2013. The decrease in gross profit was primarily in the garden segment. Gross margin declined from 30.9% for the three months ended June 29, 2013 to 27.2% for the three months ended June 28, 2014. The gross margin decline was due to a decline in the garden segment, partially offset by an increased gross margin in the pet segment. Adjusting for the $16.9 million garden charge, gross profit for the three months ended June 28, 2014 was $136.0 million, a decrease of $16.5 million, or 10.8%. Gross margin, adjusted for the garden charge, was 30.6% as compared to 30.9% in the comparable prior year quarter.

Gross profit decreased in the pet segment for the three months ended June 28, 2014 due to decreased sales, but the impact was partially offset by an improved gross margin. The largest contributor to the pet segment margin improvement was our small animal business which benefitted from lower commodity costs and manufacturing efficiency gains. In the garden segment, both gross profit and gross margin decreased for the three months ended June 28, 2014, as compared to the prior year quarter, due primarily to the $16.9 million garden charge. Additionally, gross margin decreased in grass seed due primarily to higher costs, and controls and fertilizers, impacted by lower sales volumes and a sales mix shift. These decreases were partially offset by improved gross margins in wild bird feed which benefitted from lower commodity costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $18.9 million, or 15.8%, to $100.7 million for the three months ended June 28, 2014 from $119.6 million for the three months ended June 29, 2013. As a percentage of net sales, selling, general and administrative expenses decreased to 23.0% for the three months ended June 28, 2014, compared to 24.2% in the comparable prior year quarter. Excluding the garden charge and gain on the sale of fixed assets in our garden segment, selling, general and administrative expenses decreased $16.9 million from prior year, to $102.7 million, and were 23.1%, as a percentage of net sales.

Selling and delivery expense decreased $14.4 million, or 19.0%, to $61.2 million for the three months ended June 28, 2014 from $75.6 million for the three months ended June 29, 2013. The decrease was due primarily to decreased marketing program expenses, primarily advertising, associated with our controls and fertilizers and grass seed categories in our garden segment.

Warehouse and administrative expense decreased $4.5 million, or 10.2%, to $39.5 million for the quarter ended June 28, 2014 from $44.0 million in the quarter ended June 29, 2013. The decrease was due primarily to a $2.0 million gain in our garden segment from the sale of plant assets related to a seasonal product we intend to purchase rather than produce as well as decreased volume. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and information technology functions.

Operating Income

Operating income decreased $14.5 million, or 44.0%, to $18.4 million for the three months ended June 28, 2014. Operating income was adversely impacted by lower sales and the $16.9 million garden charge, partially offset by lower selling, general and administrative expenses. Operating margin was 4.2% for the three months ended June 28, 2014 and 6.7% for the three months ended June 29, 2013. Excluding the garden charge and the gain on the sale of fixed assets in our garden segment, the adjusted operating income was $33.3 million, as compared to $32.9 million in the prior year quarter, and operating margin was 7.5% as compared to 6.7% in the prior year quarter.

Pet operating income decreased $4.7 million, or 14.2% to $28.4 million for the three months ended June 28, 2014 from $33.1 million for the three months ended June 29, 2013. The decrease was due primarily to decreased sales, which drove lower gross profit, and increased selling, general and administrative expenses. Pet operating margin decreased from 13.9% for the three months ended June 29, 2013 to 12.5% for the three months ended June 28, 2014. Garden operating income decreased $9.7 million, or 70.8%, to $4.0 million from $13.7 million in fiscal 2013 due to the $16.9 million garden charge. Adjusting for the garden charge and the gain on the sale of fixed assets, operating income increased $5.2 million to $18.9 million, and operating margin was 9.0% as compared to 5.3% in the prior year quarter.

Net Interest Expense

Net interest expense for the three months ended June 28, 2014 decreased $0.9 million, or 8.0%, to $10.4 million from $11.3 million for the three months ended June 29, 2013. Interest expense decreased due primarily to lower average debt outstanding during the quarter ended June 28, 2014. Debt outstanding on June 28, 2014 was $450.3 million compared to $509.6 million as of June 29, 2013, a decrease of $59.3 million.

Other Income / Expense

Other income increased $0.1 million to $0.5 million. Other income is comprised of income from investments accounted for under the equity method of accounting, foreign currency exchange gains and losses, and realized and unrealized gains and losses from derivative contracts used to economically hedge anticipated commodity purchases for use in our products.

Income Taxes

Our effective income tax rate was 37.0% for the quarter ended June 28, 2014 and 34.3% for the quarter ended June 29, 2013. The income tax rate increase was due primarily to tax credits available in the prior year quarter that were not available in the current year quarter.

Nine Months Ended June 28, 2014

Compared with Nine Months Ended June 29, 2013

Net Sales

Net sales for the nine months ended June 28, 2014 decreased $54.7 million, or 4.3%, to $1230.1 million from $1,284.8 million for the nine months ended June 29, 2013. Our branded product sales decreased $71.6 million, while sales of other manufacturers’ products increased $16.9 million due to expanded distribution.

Pet net sales decreased $39.4 million, or 5.9%, to $628.4 million for the nine months ended June 28, 2014 from $667.8 million in the comparable fiscal 2013 period. The decline in pet sales was due in part to industry weakness and lost shelf space in the categories in which we participate. Pet branded product sales decreased $54.4 million from the prior year period, due primarily to a $14.5 million decrease in our animal health category, a $14.3 million decrease in our bird and small animal category and a $13.9 million decrease in our aquatics category; all of these decreases were primarily volume driven. Our animal health category was impacted by lower sales in the flea and tick category, which was impacted by increased competition. Sales of other manufacturers’ products increased approximately $15.0 million benefitting from expanded distribution compared to the prior year nine month period.

Garden net sales decreased $15.3 million, or 2.5%, to $601.7 million for the nine months ended June 28, 2014 from $617.0 million in the comparable fiscal 2013 period. Garden branded product sales decreased $17.2 million due to a $19.7 million decrease in our controls and fertilizer category which was impacted by reduced volumes, including reduced sales of the two garden products introduced in 2013. Our controls and fertilizer category was also impacted by a $7 million charge for amounts related to returns and promotional allowances for the two discontinued garden products. The decrease in controls and fertilizers was partially offset by volume driven sales increases in grass seed and wild bird feed. Sales of other manufacturers’ products increased approximately $1.9 million compared to the comparable prior year period.

Gross Profit

Gross profit for the nine months ended June 28, 2014 decreased $36.1 million, or 9.4%, to $346.5 million from $382.6 million for the nine months ended June 29, 2013. Gross profit as a percentage of net sales decreased from 29.8% for the nine months ended June 29, 2013 to 28.2% for the nine months ended June 28, 2014, with a gross margin decline in the garden segment, including the garden charge, partially offset by an increase in the pet segment. Adjusting for the $16.9 million garden charge, gross profit for the nine months ended June 28, 2014 decreased $19.2 million, or 5.1%, to $363.4 million from $382.6 million for the nine months ended June 29, 2013. Adjusted gross margin decreased from 29.8% for the nine months ended June 29, 2013 to 29.4% for the nine months ended June 28, 2014.

Gross profit decreased in the pet segment for the nine months ended June 28, 2014 due to decreased sales, partially offset by an improved gross margin. The largest contributor to the margin increase was our bird and small animal business which benefitted from lower commodity costs in wild bird feed. Gross profit and gross margin decreased in the garden segment for the nine months ended June 28, 2014 due primarily to the $16.9 million garden charge. Additionally, decreased gross margins in grass seed, due primarily to higher costs, and controls and fertilizers, impacted by lower sales volumes and a sales mix shift impacted gross profit and gross margin. These decreases in the garden gross margin were partially offset by improved gross margins in wild bird feed, which benefitted from lower commodity costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $24.5 million, or 7.7%, to $291.6 million for the nine months ended June 28, 2014 from $316.1 million for the nine months ended June 29, 2013. As a percentage of net sales, selling, general and administrative expenses decreased to 23.7% for the nine months ended June 28, 2014, compared to 24.6% in the prior year nine month period. As adjusted, our selling, general and administrative expenses decreased $22.5 million from the prior year period to $293.6 million and was 23.7% as a percentage of net sales.

Selling and delivery expense decreased $19.9 million, or 10.9%, to $162.6 million for the nine months ended June 28, 2014 from $182.5 million for the nine months ended June 29, 2013. The decrease was due primarily to decreased marketing program expenses, primarily advertising, associated with our controls and fertilizers and grass seed categories in our garden segment.

Warehouse and administrative expense decreased $4.6 million to $129.0 million for the nine months ended June 28, 2014 from $133.6 million in the nine months ended June 29, 2013. Decreased costs in both our operating segments were partially offset by increased costs at corporate. In our pet segment, the prior year warehouse consolidations are now yielding savings and in our garden segment we recorded a $2 million gain from the sale of plant assets related to a seasonal product we intend to purchase rather than produce. Corporate operating expense increased due primarily to increased insurance program costs and information technology third party provider costs.

Operating Income

Operating income decreased $11.7 million, or 17.6%, to $54.8 million for the nine months ended June 28, 2014. Operating income was adversely impacted by lower sales and the $16.9 million garden charge, partially offset by lower selling, general and administrative expenses. Operating margin was 4.5% for the nine months ended June 28, 2014 and 5.2% for the nine months ended June 29, 2013. Excluding the garden charge and the gain on the sale of fixed assets in the garden segment, the adjusted operating income was $69.8 million, as compared to $66.5 million in the prior year, and operating margin was 5.6% as compared to 5.2% in the prior year.

Pet segment operating income decreased $3.7 million, or 5.2%, to $67.0 million for the nine months ended June 28, 2014 from $70.7 million for the nine months ended June 29, 2013. The decrease was due primarily to decreased sales, which drove lower gross profit, partially offset by decreased selling, general and administrative expenses. Pet operating margin increased from 10.6% for the nine months ended June 29, 2013 to 10.7% for the nine months ended June 28, 2014. Garden operating income decreased

$4.5 million, or 11.5%, to $34.6 million due to the $16.9 million garden charge. The adjusted operating income in garden was $49.5 million, as compared to $39.1 million in the prior year nine month period, and the adjusted operating margin was 8.1% as compared to 6.3% in the prior year nine month period. Corporate operating expenses increased $3.5 million due primarily to increased insurance program costs and information technology third party provider costs.

Net Interest Expense

Net interest expense for the nine months ended June 28, 2014 increased $0.5 million or 1.6%, to $33.0 million from $32.5 million for the nine months ended June 29, 2013. The increase was due primarily to a non-cash charge of $1.7 million in the first quarter of fiscal 2014 related to the write-off of unamortized deferred financing costs related to our prior revolving credit facility as a result of our entry into a new asset-based credit facility. The write-off of the unamortized deferred financing costs was partially offset by lower interest expense due primarily to our lower average debt outstanding during the nine month period ended June 28, 2014 as compared to the prior year nine month period.

Other Expense

Other income was $0.4 million for the nine months ended June 28, 2014, compared to expense of $0.7 million for the nine months ended June 29, 2013, an improvement of $1.1 million. The improvement was due primarily to realized and unrealized gains and losses incurred in the prior year nine month period from derivative contracts used to economically hedge anticipated commodity purchases for use in our products.

Income Taxes

Our effective income tax rate was 37.0% for the nine months ended June 28, 2014 and 34.1% for the nine months ended June 29, 2013. Our 2013 tax rate benefited primarily from additional tax credits available in 2013.

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

Liquidity and Capital Resources

We have financed our operations through a combination of internally generated funds, bank borrowings, supplier credit, and sales of equity and debt securities.

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

Operating Activities

Net cash provided by operating activities increased by $134.3 million, from $65.4 million of cash used in operating activities for the nine months ended June 29, 2013, to $68.9 million of cash provided by operating activities for the nine months ended June 28, 2014. The increase in cash provided by operating activities was due primarily to decreased working capital investment, specifically our investment in inventory. In the prior year period, we built safety stock to ensure our ability to service our customers would not be disrupted. We are focused on bringing our investment in inventory down over time, while maintaining high fill rates and service levels to our customers.

Investing Activities

Net cash used in investing activities increased $5.7 million, from $19.5 million for the nine months ended June 29, 2013 to $25.2 million during the nine months ended June 28, 2014. The increase in cash used in investing activities was due primarily to our acquisition of certain assets of Envincio LLC in April 2014 for approximately $20 million. The impact of our acquisition activity was partially offset by a decrease in capital expenditures in the current year as compared to the prior year period due to reduced expenditures related to facilities and our ERP implementation, as well as proceeds received from the sale of certain property and equipment.

Financing Activities

Net cash used in financing activities increased $ 84.6 million, from $57.4 million of cash provided by financing activities for the nine months ended June 29, 2013, to $27.2 million of cash used in financing activities for the nine months ended June 28, 2014. The increase in cash used was due primarily to higher net repayments under our revolving credit facility during the nine months ended June 28, 2014 compared to the nine months ended June 29, 2013.

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

We anticipate that our capital expenditures, which are related primarily to replacements and upgrades to plant and equipment and investment in our implementation of a scalable enterprise-wide information technology platform, will not exceed $20 million during fiscal 2014. We are investing in this information technology platform to improve existing operations, support future growth and enable us to take advantage of new applications and technologies. We invested approximately $82 million from fiscal 2005 through fiscal 2013 in this initiative. Capital expenditures for 2014 and beyond will depend upon the pace of conversion of those remaining legacy systems. This initiative, when complete, will combine our numerous information systems, which should create greater efficiency and effectiveness.

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

At June 28, 2014, our total debt outstanding was $450.3 million, as compared with $509.6 million at June 29, 2013, a reduction of $59.3 million.

Asset Backed Loan Facility

On December 5, 2013, we entered into a credit agreement which provides up to a $390 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if we exercise the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on December 5, 2018 and replaced our prior revolving credit facility. We may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of June 28, 2014, there were no borrowings outstanding under the Credit Facility. There were no letters of credit outstanding under the Credit Facility as of June 28, 2014. There were other letters of credit of $14.2 million outstanding as of June 28, 2014.

The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. The borrowing availability as of June 28, 2014 was $390 million, the maximum amount available under the credit facility. Borrowings under the Credit Facility will bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s total outstanding borrowings. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25%-1.75% (and was 1.25% at June 28, 2014) and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.75% (and was 0.25 % at June 28, 2014). As of June 28, 2014, the applicable interest rate related to Base Rate borrowings was 3.5%, and the applicable interest rate related to LIBOR-based borrowings was 1.4%.

The Credit Facility contains customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all assets of the Company. We were in compliance with all covenants under the Credit Facility during the period ended June 28, 2014.

We incurred approximately $3.1 million of costs in conjunction with this transaction, which included banking fees and legal expenses. These costs will be amortized over the term of the Credit Facility.

We recorded a non-cash charge of $1.7 million for the three month period ended December 29, 2013, as part of interest expense, related to the write-off of unamortized deferred financing costs under the prior revolving credit facility.

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

The estimated fair value of our $450 million of 2018 Notes as of June 28, 2014 was approximately $469.1 million. The estimated fair value is based on quoted market prices for these notes.

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

The 2018 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants related to the 2018 Notes indenture as of June 28, 2014.

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

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of June 28, 2014.

(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2014. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in certain legal proceedings in the ordinary course of business. Currently, we are not a party to any legal proceedings that management believes would have a material effect on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the fiscal year ended September 28, 2013 with the except for the following.

We could have a significant increase in legal and other third party costs relating to unsolicited proposals received from Harbinger, and the pending proposals could have an adverse impact on our employees and customers.

During June 2014, we received an unsolicited letter from Harbinger Group Inc. requesting that we discuss with Harbinger a possible acquisition by Harbinger of all outstanding shares of Central’s common stock at $10 per share in cash or, alternatively, the acquisition of our Pet segment for $750 million in cash, subject to due diligence. Our Board has retained independent financial and legal advisors to assist it in its review of the two proposals. We may incur significant legal expenses and advisory fees as part of the review. In addition, the uncertainty created by the pending proposals could cause current and prospective employees to experience uncertainty about their future roles with us, which may materially adversely affect our ability to attract and retain key employees. Moreover, the uncertainty created by the pending proposals could have a negative impact on our customer relationships, which could adversely impact our sales and financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended June 28, 2014 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
March 30, 2014 – May 3, 2014	1,318	(2)	$8.44	0	$50,091,000
May 4, 2014 – May 31, 2014	2,383	(2)	$7.85	0	$50,091,000
June 1, 2014 – June 28, 2014	10,012	(2)	$9.43	0	$50,091,000

Total	13,713		$9.06	0	$50,091,000

(1)	During the third quarter of fiscal 2011, our Board of Directors authorized a $100 million share repurchase program. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility and indenture that restrict our ability to repurchase our stock.
(2)	Shares purchased during the period indicated represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated:	August 7, 2014

/s/ JOHN R. RANELLI John R. Ranelli President and Chief Executive Officer (Principal Executive Officer)

/s/ LORI A. VARLAS Lori A. Varlas Chief Financial Officer (Principal Financial Officer)