Form 10-K
period 2014-09-27
CENTRAL GARDEN & PET CO
filed 2014-12-11
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At March 29, 2014, the aggregate market value of the registrant’s Common Stock, Class A Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $84.8 million, $266.6 million and $50,000, respectively.

At November 30, 2014, the number of shares outstanding of the registrant’s Common Stock was 12,437,307 and the number of shares of Class A Common Stock was 36,936,817. In addition, on such date, the registrant had outstanding 1,652,262 shares of its Class B Stock, which are convertible into Common Stock on a share-for-share basis.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders – Part III of this Form 10-K.

Central Garden & Pet Company

Index to Annual Report on Form 10-K

For the fiscal year ended September 27, 2014

i

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

•

the impact on our financial results of costs incurred to consider and respond to the unsolicited Harbinger proposals, and the impact of the Harbinger proposals on our business, employees and customer relationships;

•	declines in consumer spending during economic downturns;

•	inflation, deflation and other adverse macro-economic conditions;

•	supply shortages in small animals and pet birds;

•	adverse weather conditions;

•	fluctuations in energy prices, fuel and related petrochemical costs;

•	access to and cost of additional capital;

•	dependence on a small number of customers for a significant portion of our business;

•	disruptions in our business arising from the implementation of our change initiatives and the resulting consequences to our business and results of operations;

•	increased costs and expenses associated with our change initiatives;

•	consolidation trends in the retail industry;

•	competition in our industries;

•	risks associated with our acquisition strategy;

•	potential goodwill or intangible asset impairment;

•	dependence upon our key executives;

•	continuing implementation of a new enterprise resource planning information technology system;

•	our ability to protect our intellectual property rights;

•	potential environmental liabilities;

•	risk associated with international sourcing;

•	litigation and product liability claims;

•	regulatory issues;

•	the impact of product recalls;

•	potential costs and risks associated with actual or anticipated cyber attacks;

•	the voting power associated with our Class B stock; and

•	potential dilution from issuance of authorized shares.

MARKET, RANKING AND OTHER DATA

The data included in this Form 10-K regarding markets and ranking, including the size of certain markets and our position and the position of our competitors and products within these markets, are based on both independent industry publications, including The Freedonia Group Lawn & Garden Consumables July 2014; Packaged Facts, U.S. Pet Market Outlook 2014-2015; Simmons Fall 2013 National Consumer Survey; American Pet Products Association (APPA) National Pet Owners Survey 2013-2014; U.S. Census Bureau and our estimates based on management’s knowledge and experience in the markets in which we operate. Our estimates have been based on information provided by customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. We believe these estimates to be accurate as of the date of this Form 10-K. However, this information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. As a result, you should be aware that market, ranking and other similar data included in this Form 10-K, and estimates and beliefs based on that data, may not be reliable.

PART I

Item 1. Business

BUSINESS

Our Company

Central Garden & Pet Company (“Central”) is a leading innovator, marketer and producer, of quality branded products and distributor of third-party products in the pet and lawn and garden supplies industries in the United States. The total pet food and supplies industry in 2013 was estimated to have been over $42.0 billion in annual retail sales. We estimate the annual retail sales of the pet supplies and super premium pet food markets in the categories in which we participate to be approximately $25.4 billion. According to The Freedonia Group, the total lawn and garden consumables industry in the United States was estimated to be approximately $17.2 billion in 2013 in annual retail sales, including fertilizer, pesticides, growing media, seeds, mulch and other consumables. We estimate the annual retail sales of the lawn and garden consumables markets in the categories in which we participate to be approximately $10.2 billion. In addition, we participate in the pottery and seasonal décor markets.

Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, super premium dog and cat food and treats, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under the master brands including AdamsTM, Aqueon®, Avoderm®, Bio Spot Active CareTM, Farnam®, Four Paws®, Kaytee®, Nylabone®, Pinnacle®, TFHTM, Zilla® as well as a number of other brands including Altosid, Comfort Zone®, Coralife®, Interpet, Kent Marine®, Oceanic Systems®, Pet Select®, Pre-Strike®, Super Pet®, and Zodiac®.

Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, ant and other herbicide, insecticide and pesticide products; and decorative outdoor lifestyle and lighting products including pottery, trellises and other wood products and holiday lighting. These products are sold under the master brands AMDRO®, GKI/Bethlehem Lighting®, Ironite®, Pennington®, and Sevin®, as well as a number of other brand names including Lilly Miller®, Over-N-Out®, Smart Seed® and The Rebels®.

In fiscal 2014, our consolidated net sales were $1.6 billion, of which our Pet segment, or Pet, accounted for approximately $846 million and our Lawn and Garden segment, or Garden, accounted for approximately $759 million. In fiscal 2014, our income from operations before corporate expenses and eliminations of $72.9 million was $129.1 million, of which the Pet segment accounted for $88.1 million and the Garden segment accounted for $41.0 million. See Note 19 to our consolidated financial statements for financial information about our two operating segments.

We were incorporated in Delaware in June 1992 as the successor to a California corporation that was formed in 1955. Our executive offices are located at 1340 Treat Boulevard, Suite 600, Walnut Creek, California 94597, and our telephone number is (925) 948-4000. Our website is www.central.com. The information on our website is not incorporated by reference in this annual report.

Recent Developments

Fiscal 2014 Operating Performance. Earnings per share increased $0.22 per share and our operating earnings increased 40% as compared to fiscal 2013 due primarily to increased earnings in our Garden segment. The Garden segment was impacted in both fiscal 2014 and 2013 by individually significant items (i.e., charges in fiscal 2014 and 2013 related to the discontinuance of certain products introduced in 2013, the gain on sale of manufacturing plant assets in 2014 and the impairment of goodwill in 2013) which are excluded for purposes of non-GAAP presentation elsewhere in this Form 10-K.

Financial summary:

•	Net sales for fiscal 2014 decreased $49.2 million, or 3.0%, to $1,604.4 million. Our Pet segment sales decreased 4.8% and our Garden segment sales decreased 0.8%.

•	Gross margin increased 20 basis points in fiscal 2014 to 28.3%, from 28.1% in 2013.

•	Our operating earnings increased $16.0 million, or 40.0%, to $56.2 million in fiscal 2014, and increased as a percentage of net sales to 3.5% from 2.4%.

•	Net income was $8.8 million, or $0.18 per share on a diluted basis compared to a net loss in fiscal 2013 of $1.9 million, or $0.04 per share on a fully diluted basis.

•

Our net cash provided by operating activities was $126.5 million, an increase of $154.8 million, in fiscal 2014. In fiscal 2013, we had $28.3 million of cash used in operating activities. Our cash and short term investments at September 27, 2014 were approximately $88.7 million, compared with approximately $33.0 million at September 28, 2013.

Organizational Change. In fiscal 2011 and 2012, we were focused on transforming the company from a portfolio of separately run businesses into an integrated, multi-brand company. During fiscal 2013 and fiscal 2014, we adopted a balanced approach to improving profitability through a focus on increasing sales and improving margins, providing superior customer service and delivering innovative new products. We expect to continue this balanced approach in the future and to continue to focus on eliminating inefficiencies and on increasing consumer take-away of our products.

Harbinger Proposals. In June 2014, we received an unsolicited letter from Harbinger Group Inc. requesting that we discuss with Harbinger a possible acquisition by Harbinger of all outstanding shares of Central’s common stock at $10 per share in cash or, alternatively, the acquisition of our Pet segment for $750 million in cash, subject to due diligence. Our Board retained independent financial and legal advisors to assist it in its review of the two proposals. With the assistance of its advisors, the Board of Directors engaged in a comprehensive review which included consideration of current and expected operations, capital structure, and market opportunities. In addition, the financial advisor and our outside legal counsel met with Harbinger representatives to provide an opportunity to supplement or clarify their proposal. After this extensive review, the Board of Directors unanimously concluded in October that it would not pursue either of the two proposals received from Harbinger Group Inc. We incurred significant legal expenses and advisory fees during fiscal 2014 in connection with the review and expect to incur significant additional fees and expenses in the future. In addition, the uncertainty created by the proposals could cause current and prospective employees to experience uncertainty about their future roles with us, which may materially adversely affect our ability to attract and retain key employees and could continue to have a negative impact on our customer relationships, which could adversely impact our sales and financial results.

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

•

History of Innovative New Products and Customer Service. We continuously seek to introduce new products at a reasonable cost, both as complementary extensions of existing product lines and as new product categories. Over the last three years, we have received a number of awards for innovation, customer service and marketing. For innovation, the Pet segment received back to back Product of the Year awards in 2014 for the Adams Flea and Tick Home Spray and in 2013 for the Adams Smartshield innovation. For customer service, in 2013, we received awards for PetSmart Vendor of the Year in Canada for Specialty (Aquatics, Small Animal, Pet Bird), PETCO’s 2013 Best Business Performance Award for Aqueon & Zilla brands, Wal*Mart’s Outdoor Living Supplier of the Year and Wal*Mart’s People Award for its home division. In 2012, we were named the Wal*Mart Home Division Replenishment Team of the Year. For marketing, in 2013, the National Agri-Marketing Association (NAMA) recognized our professional products group for outstanding marketing communications for the new product introduction of Centynal as well as a W3 Award, in the Consumer Goods category, for the Adams website.

•

Strong Relationships with Retailers. We have developed strong relationships with major and independent retailers through product innovation, premium brands, broad product offerings, private label programs, proprietary sales and logistics capabilities and a high level of customer service. Major retailers value the efficiency of dealing with suppliers with national scope and strong brands. Our ability to meet their unique needs for packaging and point of sale displays provides us with a competitive advantage. Independent retailers value our high level of customer service and broad array of premium branded products. These strengths have made us one of the largest pet supplies vendors to PetSmart, PETCO and Wal*Mart and among the largest lawn and garden supplies vendors to Wal*Mart, Home Depot and Lowe’s, as well as a leading supplier to independent pet and garden supplies retailers in the United States.

•

Favorable Long-Term Industry Characteristics. The pet and lawn and garden supplies markets in the U.S. are expected to grow over the long-term due to favorable demographic and leisure trends. The key demographics bolstering our markets are the growth rates in the number of children under 18 and the number of adults over age 55. Households with children tend to own more pets, and adults over 55 are more likely to be “empty nesters” that keep pets as companions and have more disposable income and leisure time available for both pets and garden activities. According to the 2013-2014 APPA National Pet Owners Survey, the number of U.S. pet owners in recent years has reached record highs, with 82.5 million households, or 68%, owning a pet.

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

President, Chief Executive Officer and President – Pet Segment, has extensive experience leading mid- to large-sized consumer companies. William E. Brown, our Chairman, has over 30 years of industry experience. Mr. Brown also owns approximately 12% of our outstanding stock.

Business Strategy

Our objective is to increase market share, revenue, and cash flow by enhancing our position as one of the leading companies in the U.S. pet supplies and lawn and garden supplies industries. To achieve our objective, we plan to capitalize on our strengths and favorable industry trends by implementing the following key elements of our business strategy:

•

Balanced Organizational Change. We have adopted a balanced approach to improving profitability through a focus on increasing sales and improving margins, providing superior customer service and innovative new products while improving our operations and reducing costs. We expect to continue this balanced approach in the future and to continue to focus on profit, our customers, and eliminating inefficiencies.

•

Build Existing Brands. With our broad product assortment, strong brand names, strong sell-through and innovative products and packaging, we believe we can further strengthen our relationships with existing retailers to increase shelf space and sales. Under our master branding strategy, we have consolidated certain brands and expanded others. At the same time, we are developing private label programs for key retailers to complement our proprietary brands, strengthen our relationships with key retailers and increase sales and profits. We believe that the strength of our major customers provides us with a solid foundation for future growth. We intend to gain market share in the home centers, mass market, grocery, specialty pet store and independent channels. We intend to add new retailers through marketing and sales personnel dedicated to these channels, as well as our innovative product introductions and packaging. We will continue to focus on using our sales and logistics network to emphasize sales of our higher margin, proprietary brands and to use efficient supply chain capabilities that enable us to provide retailers with high service levels and consistent in-stock positions.

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

•

Improve Margins. We believe there are opportunities to improve our gross and operating margins through increased sales of our higher margin, innovative branded products, timely price increases and cost reductions and leveraging our existing infrastructure. Although gross margins improved from fiscal 2004 through fiscal 2010, they have declined significantly since then as we continued to experience fluctuations in the costs of raw materials and incurred costs in our Garden segment in fiscal 2014 and 2013 related to the discontinuance of certain products introduced in 2013. During fiscal 2013, we conducted a systematic review of pricing in our Pet segment and selectively raised prices consistent with market conditions. We will continue to work with our key retail partners to implement appropriate price increases on our products as we strive to strike the right balance between pricing and delivering value to the consumer.

•

Pursue Strategic Acquisitions. We plan to continue to make selected strategic acquisitions of companies that complement our existing brands and product offerings. By leveraging our marketing, manufacturing and sales and logistics capabilities, we believe we can increase the sales and improve the operating efficiencies of acquired companies. We look for companies with the potential to have the top one or two brands in their respective categories. The characteristics we generally seek when evaluating target companies are strong brand names, high quality and innovative product offerings, an experienced management team and a history of organic earnings growth.

•

Reduce Our Investment In Working Capital. We believe there are opportunities to reduce our investment in working capital over the long term by focusing on specific balance sheet metrics. In particular, we believe that the improvement in our fill rates as a result of tighter linkage between our businesses and supply chain will enable us to substantially reduce our investment in inventory without compromising the level of the service we provide to our customers. During fiscal 2014, we reduced our inventory level from $391.9 million to $326.4 million while maintaining high fill rates.

Products – General

The following table indicates each class of similar products which represented more than 10% of our consolidated net sales in the fiscal years presented (in millions).

Category	2014	2013	2012
Pet supplies (excluding wild bird feed)	$774.2	$807.4	$847.1
Garden controls and fertilizer products	262.5	274.9	281.7
Wild bird feed	202.1	210.8	205.1
Other garden supplies	182.5	183.5	185.7
Grass seed	183.1	177.0	180.4

Total	$1,604.4	$1,653.6	$1,700.0

Pet Segment

Overview

We are one of the leading marketers and producers of premium branded pet supplies in the United States. In addition, our Pet segment operates one of the largest sales and logistics networks in the industry strategically supporting its brands. In fiscal 2014, the Pet segment accounted for $846 million of our consolidated net sales and $88 million of our consolidated income from operations before corporate expenses and eliminations.

Industry Background

According to the Simmons Fall 2013 National Consumer Survey, the number of U.S. households with dogs or cats hit a new high in 2013 of 53.3%, up from 51.3% from the prior year.

The pet industry includes food, supplies, veterinarian care and services and live animals. We operate primarily in the pet supplies segment of the industry. This segment includes: products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners and supplements, and information and knowledge resources; and products for horses and livestock. According to Packaged Facts, the pet supplies segment was $14.1 billion in revenue in 2013, up 4.2% from 2012 with dogs accounting for 61%; cats at 31% and 8% all other animals. We also operate in the super premium category of dog and cat food and treats.

We believe this industry growth is due in significant part to favorable demographic and leisure trends, which we expect to continue, albeit potentially at a slower rate due to recessionary pressures in the broader U.S. economy. The key demographics bolstering the U.S. pet supplies market are the growth rates in the number of children under 18 and the number of adults over age 55. According to 2010 U.S. census data, approximately 40% of the population is 45 years or older. Households with children tend to own more pets, and adults over 55 are more likely to be “empty nesters” who keep pets as companions and have more disposable income and leisure time available for pets. In addition, many pet supplies products (e.g., dog and cat food, dog chews, bird food, grooming supplies, pest control, etc.) are routinely consumed and replenished.

The U.S. pet supplies market is highly fragmented with approximately 1,400 manufacturers, consisting primarily of small companies with limited product lines. The majority of these manufacturers do not have a captive sales and logistics network and must rely on us or other independent distributors to supply their products to regional pet specialty chains and independent retailers. According to Packaged Facts, pet supplies sales are up 14 percent over the last five years. Sales are expected to increase an additional 13% by 2018, indicating the strength of this category.

The pet food and supplies industry retail channel also remains fragmented, with approximately 6,800 independent pet supply stores in the United States and only two national specialty retailers, PetSmart and PETCO. These two “pet superstores” have grown rapidly, and pet products have also become a growing category in mass merchandisers, discounters and grocery outlets. PetSmart and PETCO typically offer the broadest product selection with competitive prices and a growing array of pet services. Mass merchandisers, supermarkets and discounters have historically carried a limited product assortment that features primarily pet food, but we believe these retailers are devoting more shelf space to meet increased consumer demand for premium pet supplies. Independent pet stores typically have a relatively broad product selection and attempt to differentiate themselves by offering premier brands and knowledgeable service.

Proprietary Branded Pet Products

Our principal pet supplies categories are dog and cat, aquatics, bird and small animal food and animal health products.

Dog & Cat. The dog and cat division, featuring the brands Nylabone, Four Paws, TFH Publications, Pet Select, Pet Love and Mikki®, is an industry leader in manufacturing and marketing premium edible and non-edible chews, interactive toys, super premium dog and cat food, grooming supplies and pet-care print and digital content.

•

Nylabone is made in the United States and has a strong history of developing innovative products such as NutriDent® Edible Dental Brush Chews, as well as numerous other award-winning dog toys and healthy chews.

•	Four Paws Products include industry leaders in grooming and waste management products under the Wee Wee and Magic Coat Brands.

•	TFH Publications is a globally recognized publisher of both pet books and an aquatics magazine.

•	Breeder’s Choice, featuring the Pinnacle®, AvoDerm®, Simply Natural® and Active Care® brands, is a manufacturer of super premium natural pet food and treats.

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

Animal Health. We are a leading marketer and producer of flea, tick, mosquito and other insect control products produced by Wellmark International and sold primarily under the Bio Spot Active CareTM, Adams, Altosid, Pre Strike and Extinguish® brand names. Wellmark is the only domestic producer of (S)-Methoprene, which is an active ingredient to control mosquitoes, fleas, ticks, ants and mites in many professional and consumer insect control applications. We also sell (S)-Methoprene to manufacturers of other insect control products, including Frontline Plus. In addition, through our Farnam operations, we are a leading manufacturer and marketer of innovative health care products for horses. Farnam’s portfolio of industry leading brands includes the Farnam umbrella brand, IverCare®, Bronco®e, Super Mask® II, Endure®, Horseshoer’s Secret® and Vetrolin®.

Sales Network

Our domestic sales network exists primarily to promote our proprietary brands and provides value-added service to approximately 4,300 independent specialty retail stores for our branded products. This includes acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick response to changing customer and retailer preferences, rapid deployment and feedback for new products and immediate exposure for acquired brands. The network also sells many other manufacturers’ brands of pet supplies and combines these products with our branded products into single shipments enabling our independent customers to deal with us on a cost effective basis to meet their pet supplies requirements. We also operate a sales and logistics facility in the United Kingdom.

Sales and Marketing

Our sales strategy is multi-tiered and designed to capture maximum market share with retailers. Our customers include retailers, such as regional and national specialty pet stores, independent pet retailers, mass merchants, grocery and drug stores. In addition, we also serve the professional market with insect control and health and wellness products for use by veterinarians, municipalities, farmers and equine product suppliers. PetSmart accounted for approximately 10% of our Pet segment’s net sales in fiscal 2014, 11% in fiscal 2013 and 12% in fiscal 2012. PETCO is also a significant customer.

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

Garden Segment

Overview

We are a leading company in the consumer lawn and garden market in the United States and offer both premium and value-oriented branded products. We market and produce a broad array of premium brands, including Pennington, The Rebels, AMDRO, Lilly Miller, Ironite, Sevin, Over-N-Out, and GKI/Bethlehem Lighting. We also produce value brands at lower prices, including numerous private label brands. In addition, our Garden segment operates a sales and logistics network that strategically supports its brands. In fiscal 2014, the Garden segment accounted for $759 million of our consolidated net sales and $41 million of our consolidated income from operations before corporate expenses and eliminations.

Industry Background

We believe that gardening is one of the most popular leisure activities in the United States, although in recent years our garden segment has been adversely impacted by fluctuations in input costs and weather. The Freedonia Group predicts that household participation in lawn and garden activities will rebound slightly through 2018. The key demographic bolstering our lawn and garden market is the growth rate in the number of adults over age 55, who are more likely to be “empty nesters” and have more disposable income and leisure time available for garden activities. As the baby boom generation ages, this segment is expected to grow faster than the total population. According to 2010 U.S. census data, approximately 40% of the population is 45 years or older. We believe that this demographic should increase the number of lawn and garden product users. With more people gardening in their yards and the potential trends of food gardening and organic gardening, we perceive this market as staying intact and showing slow positive growth. We estimate the retail sales of the lawn and garden supplies industry in the categories in which we participate to be approximately $10.2 billion. In addition, we participate in the pottery and seasonal décor markets. We believe that the industry will continue to grow, albeit at a slower rate in the near term due to industry dynamics.

Lawn and garden products are sold to consumers through a number of distribution channels, including home centers, mass merchants, independent nurseries and hardware stores. Home and garden centers and mass merchants typically carry multiple premium and value brands. Due to the rapid expansion and consolidation of mass merchants and home and garden centers in the last 15 years, the concentration of purchasing power for the lawn and garden category has increased dramatically. We expect the growth of home and garden centers, such as Home Depot and Lowe’s, and mass merchants, such as Wal*Mart, to continue to concentrate industry distribution.

Proprietary Branded Lawn and Garden Products

Our principal lawn and garden product lines are grass seed, wild bird feed, insect control products, lawn and garden care products, decorative outdoor patio products and Christmas products and lighting. Our Pennington brand is one of the largest in grass seed, pottery and wild bird feed, and our Amdro brand is a leading portfolio of ant control products.

Grass Seed. We are a leading marketer, producer and distributor of numerous mixtures and blends of cool and warm season turf grass for both the residential and professional markets, as well as forage and wild game seed mixtures. We sell these products under the Pennington Seed, Pennington, Penkoted® , Max-Q®, ProSelect ™, Tournament Quality CM, MasterTurf®, The Rebels and Smart Seed® brand names. We also produce numerous private label brands of grass seed. The Pennington grass seed manufacturing facilities are some of the largest and most modern seed coating and conditioning facilities in the industry.

Wild Bird Products. We are a leading marketer, producer and distributor of wild bird feed, bird feeders, bird houses and other birding accessories in the United States. These products are sold primarily under the Pennington brand name. Most of our wild bird feed is treated with Bird-Kote®, a nutritious coating made up of vegetable oil fortified with oil-soluble vitamins and elements needed by wild birds.

Fertilizers and Controls. We are a leading marketer, producer and distributor of lawn and garden weed, moss, insect and pest control products and soil supplements and stimulants. We sell these products under the AMDRO®, Lilly Miller, Moss Out®, Corry’s®, IMAGE®, Sevin, Over-N-Out, Rootboost®., Knockout®, Strike® brand names and the Eliminator private label for Wal*Mart. We manufacture several lines of lawn and garden fertilizers and soil supplements, in granular and liquid form, under the Pennington, Alaska Fish Fertilizer®,, Pro Care, Green Care, Green Charm, Ironite and other private and controlled labels.

Outdoor & Seasonal Decor. We are a leading marketer and distributor of decorative indoor and outdoor pottery products in the United States. These products, sold under the Pennington name, include terra cotta, stoneware, ceramic and porcelain pots. We also market seasonal Christmas products and lighting under the brand name GKI/Bethlehem Lighting, and manufacture a complete line of wooden garden products, including planters, barrel fountains, arbors and trellises under the Pennington brand name.

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

Sales and Marketing

The marketing strategy for our premium products is focused on meeting consumer needs through product performance, innovation, quality, upscale packaging and retail shelf placement. The marketing strategy for our value products is focused on promotion of the quality and efficacy of our value brands at a lower cost relative to premium brands. Our customers include retailers, such as mass merchants, home improvement centers, independent lawn and garden nurseries, drug and grocery stores, and professional end users. Sales to Wal*Mart represented approximately 31%, 30% and 30%, sales to Home Depot represented approximately 17%, 18% and 16%, and sales to Lowe’s represented approximately 15%, 17% and 20%, of our Garden segment’s net sales in fiscal 2014, 2013 and 2012, respectively.

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

Manufacturing

We manufacture the majority of our branded products in 31 manufacturing facilities, located primarily in the United States. In addition, certain of our proprietary branded products are manufactured by contract manufacturers. We have also entered into an exclusive arrangement with a third party to manufacture one of our registered active ingredients, (S)-Methoprene, for use in that third party’s flea and tick control products.

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

During fiscal 2012, prices for some of our key inputs increased substantially. In fiscal 2013, prices continued to increase due in part to drought conditions throughout much of the United States. Although by the end of the year, prices began to decline for certain commodities. In fiscal 2014, prices decreased substantially compared to fiscal 2013. Our weighted average cost per pound for our primary bird feed grains decreased approximately 32% for fiscal year 2014 compared to fiscal 2013. The decrease in commodity costs is reflected in decreased sale prices to our retailers.

Logistics Network

Our distribution network consists of 26 facilities strategically placed across the United States and one facility in the United Kingdom to allow us to service both our mass market customers as well as our independent specialty retail stores for our branded products. This network also supports distribution of many other manufacturers’ brands and combines these products with our branded products into single shipments, enabling us to serve our customers in an effective and cost efficient manner.

Significant Customers

Wal*Mart, our largest customer, represented approximately 17%, 16% and 17% of our total company net sales in fiscal 2014, 2013 and 2012, respectively, and represented approximately 31% of our Garden segment’s net sales in fiscal 2014 and 30% in both fiscal 2013 and 2012. Sales to Home Depot represented approximately

8% of our total company net sales in fiscal 2014 and 2013 and 7% in fiscal 2012, and represented approximately 17%, 18% and 16% of our Garden segment’s net sales in fiscal 2014, 2013 and 2012, respectively. Sales to Lowe’s represented approximately 7%, 8% and 9% of our total company net sales in fiscal 2014, 2013 and 2012, respectively, and represented approximately 15%, 17% and 20% of our Garden segment’s net sales in fiscal 2014, 2013 and 2012, respectively. PetSmart represented approximately 10% of our Pet segment’s net sales in fiscal 2014, 11% in fiscal 2013 and 12% in fiscal 2012. PETCO is also a significant customer.

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

In addition to patents, we have numerous active ingredient registrations, end-use product registrations and trade secrets, including certain technology used in the Wellmark operations for the production of (S)-Methoprene, which has been licensed from Novartis. This license is perpetual but non-exclusive. In addition, we have developed certain proprietary improvements relating to the synthesis of (S)-Methoprene. The success of certain portions of our business, especially our Wellmark operations, partly depends on our ability to continue to maintain trade secret information which has been licensed to us, and to keep both licensed and owned trade secret information confidential.

Along with patents, active ingredient registrations, end use product registrations and trade secrets, we own a number of trademarks, service marks, trade names and logotypes. Many of our trademarks are registered but some are not. We are not aware of any reason we cannot continue to use our trademarks, service marks and trade names in the way that we have been using them.

Employees

As of September 27, 2014, we had approximately 3,300 employees of which approximately 3,100 were full-time employees and 200 were temporary or part-time employees. We also hire substantial numbers of additional temporary employees for the peak lawn and garden shipping season of February through June to meet the increased demand experienced during the spring and summer months. The majority of our temporary employees are paid on an hourly basis. None of our employees is represented by a labor union. We consider our relationships with our employees to be good.

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

Executive Officers

The following table sets forth the name, age and position of our executive officers as of December 1, 2014.

Name	Age	Position
John R. Ranelli	68	President, Chief Executive Officer and President – Pet Segment

William E. Brown	73	Chairman of the Board

Michael A. Reed	66	Executive Vice President

Lori A. Varlas	53	Senior Vice President, Chief Financial Officer and Secretary

George Yuhas	62	General Counsel

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

The implementation of our change initiatives has resulted in increased expenses during the last few years that could continue.

In fiscal 2011 and 2012, we were engaged in a process of transformational change which was focused on transforming the Company from a portfolio of separately run businesses into an integrated, multi-brand company.

During fiscal 2013 and 2014, we adopted a more balanced approach to improving profitability through a focus on increasing sales and improving margins, providing superior customer service, and innovative new products all while improving our operations and reducing costs. We expect to continue this balanced approach in the future and to continue to focus on profitability, our customers and eliminating inefficiencies.

During fiscal 2012 and 2013, we closed 15 distribution and manufacturing facilities, while opening and upgrading others, leaving us with a net reduction of eight facilities at the end of fiscal year 2013. The operational issues associated with the closures, along with other supply chain issues, resulted in significant disruptions and adversely affected our revenues and operating earnings. We may experience other operational issues as we continue to implement our change initiatives. These operational issues could have a material adverse effect on our performance and financial results.

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

We expect to continue to experience variability in our net sales, net income and cash flow on a quarterly basis. Factors that may contribute to this variability include:

•	fluctuations in prices of commodity grains and other input costs;

•	seasonality and adverse weather conditions;

•	costs or operational problems arising from our change initiatives;

•	shifts in demand for lawn and garden and pet products;

•	changes in product mix, service levels, marketing and pricing by us and our competitors;

•	the effect of acquisitions; and

•	economic stability and strength of our relationships with retailers.

These fluctuations could negatively impact our business and the market price of our common stock.

We have experienced a significant increase in legal and other third party costs relating to unsolicited proposals received from Harbinger and could experience additional fees in the future, and the proposals could have an adverse impact on our employees and customers.

In June 2014, we received an unsolicited letter from Harbinger Group Inc. requesting that we discuss with Harbinger a possible acquisition by Harbinger of all outstanding shares of Central’s common stock at $10 per share in cash or, alternatively, the acquisition of our Pet segment for $750 million in cash, subject to due diligence. Our Board retained independent financial and legal advisors to assist it in its review of the two proposals. Our Board announced in October 2014 that it will not pursue the Harbinger proposals. We incurred significant legal expenses and advisory fees as part of the review and expect to incur additional fees and expenses in the future. In addition, the uncertainty created by the proposals could cause current and prospective employees to experience uncertainty about their future roles with us, which may materially adversely affect our ability to attract and retain key employees, and could have a negative impact on our customer relationships, which could adversely impact our sales and financial results.

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

In fiscal 2012, prices for some of our key crops increased substantially. In fiscal 2013, our weighted average cost per pound for our primary bird feed grains increased approximately 15% for fiscal year 2013 compared to fiscal 2012. In fiscal 2014, our weighted average cost per pound for our primary bird feed grains decreased approximately 32% compared with fiscal year 2013. Although we have been able to negotiate some price increases in the past with our retailers, it is possible that price increases may not fully offset rising costs in the future, resulting in margin erosion. We can provide no assurance as to the timing or extent of our ability to implement additional price adjustments in the event of increased costs in the future. Similarly, we can provide no assurance of our ability to retain pricing with our retailers in the context of declining costs. We also cannot predict to what extent price increases may negatively affect our sales volume. As retailers pass along price increases, consumers may shift to our lower margin bird feed, switch to competing products or reduce purchases of wild bird feed products.

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

During fiscal 2013, we introduced two new Garden products. Despite enthusiastic support from our retailers and substantial marketing spend, the new products did not sell through as expected, and we took a significant charge related to inventory and product and packaging changes at the end of the fourth quarter of fiscal 2013 relating to the new products. Despite a concerted effort to improve consumer takeaway of the products through product, packaging and placement changes, as well as aggressive promotions, we continued to experience weak consumer sales of the products in their second season and late in the third quarter major retailers indicated that they would not support the products going forward. Consequently, we made the decision to discontinue the two products at the end of the 2014 garden season. As a result, we recorded a $16.9 million charge to operating income in fiscal 2014, to write off the remaining inventory of these products and to account for product returns, promotional allowances and other costs related to the discontinuance of the products. We believe that the period of time to gain consumer acceptance of major innovations is longer in the garden industry than in many industries, which compounds the risks generally associated with major new product innovations.

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

Because our lawn and garden products are used primarily in the spring and summer, the Garden business is seasonal. In fiscal 2014, approximately 65% of our Garden segment’s net sales and 59% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is generated in this period. Our working capital needs and our borrowings generally peak in our second fiscal quarter, because we are generating lower revenues while incurring expenses in preparation for the spring selling season. If cash on hand and borrowings under our credit facility are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business.

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

During fiscal 2012, energy prices increased substantially, which resulted in increased fuel costs for our businesses and increased raw materials costs for many of our branded products. These substantial increases did not recur in 2013 or 2014. Rising energy prices in the future could adversely affect consumer spending and demand for our products and increase our operating costs, both of which would reduce our sales and operating income.

We depend on a few customers for a significant portion of our business.

Wal*Mart, our largest customer, accounted for approximately 17% of our net sales in fiscal 2014, 16% in fiscal 2013 and 17% in fiscal 2012. Home Depot accounted for approximately 8% of our net sales in fiscal 2014, 8% in fiscal 2013 and 7% in fiscal year 2012. Lowe’s accounted for approximately 7% of our net sales in fiscal 2014, 8% in fiscal 2013 and 9% in fiscal 2012. In addition, PetSmart and PETCO are also significant customers, and together with Wal*Mart, Lowe’s and Home Depot, accounted for approximately 41% of our net sales in fiscal 2014, 43% in fiscal 2013 and 45% in fiscal 2012. The market shares of many of these key retailers have increased and may continue to increase in future years.

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

We have experienced, and may in the future experience, issues with products that may lead to product liability, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. Product recalls or other governmental regulatory action directed at product sales could result in increased governmental scrutiny, reputational harm, reduced demand by consumers for our products, decreased willingness by retailer customers to purchase or provide marketing support for those products, unavailability or increased cost of insurance, or additional safety and testing requirements. Such results could divert development and management resources, adversely affect our business operations, decrease sales, increase legal fees and other costs, and put us at a competitive disadvantage compared to other manufacturers not affected by similar issues with products, any of which could have a significant adverse effect on our results of operations and financial condition.

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

To compete effectively, among other things, we must:

•	develop and grow brands with leading market positions;

•	grow market share;

•	maintain and expand our relationships with key retailers;

•	continually develop innovative new products that appeal to consumers;

•	implement effective marketing and sales promotion programs;

•	maintain strict quality standards;

•	deliver products on a reliable basis at competitive prices; and

•	effectively integrate acquired companies.

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

Our goodwill is associated with one of the reporting units within our Pet segment. During fiscal 2014, the reporting unit’s operating income declined approximately 50% from the comparable fiscal 2013 period. In connection with our annual goodwill impairment testing performed during fiscal 2014, the first step of such testing indicated that the fair value of our reporting segments exceeded their carrying value by more than 10%, and accordingly, no further testing of goodwill was required. If the decline in income of the reporting unit continues in fiscal 2015, and our forecast of future operating performance further declines, there is the potential for goodwill impairment related to our Pet segment’s reporting unit.

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

In fiscal 2005, we began incurring costs associated with designing and implementing SAP, a new company-wide enterprise resource planning (ERP) software system with the objective of gradually migrating to the new system. Upon completion, this new system will replace numerous existing accounting and financial reporting systems, most of which were obtained in connection with business acquisitions. To date, we have reduced the number of ERP systems from 26 to 6. Capital expenditures for our new enterprise resource planning software system for fiscal 2015 and beyond will depend upon the pace of conversion for those remaining legacy systems. If the implementation is not executed successfully, we could experience business interruptions. If we do not complete the implementation of the project timely and successfully, we may experience, among other things, additional costs associated with completing this project and a delay in our ability to improve existing operations, support future growth and enable us to take advantage of new applications and technologies. All of this may also result in a distraction of management’s time, diverting their attention from our operations and strategy.

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

We outsource a significant amount of our manufacturing requirements to third party manufacturers located in China. This international sourcing subjects us to a number of risks, including: the impact on sourcing or manufacturing of public health and contamination risks in China; quality control issues; social and political disturbances and instability; export duties, import controls, tariffs, quotas and other trade barriers; shipping and transportation problems; and fluctuations in currency values. Because we rely on Chinese third-party manufacturers for a substantial portion of our product needs, any disruption in our relationships with these manufacturers could adversely affect our operations.

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

We have, and we will continue to have, a significant amount of indebtedness. As of September 27, 2014, we had total indebtedness of approximately $450 million. This level of indebtedness and future borrowing needs could have material adverse consequences for our business, including:

•	make it more difficult for us to satisfy our obligations with respect to the terms of our indebtedness;

•

require us to dedicate a large portion of our cash flow to pay principal and interest on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other business activities;

•	increase our vulnerability to adverse industry conditions, including unfavorable weather conditions or commodity price increases;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	restrict us from making strategic acquisitions or exploiting business opportunities;

•	place us at a competitive disadvantage compared to competitors that have less debt; and

•	limit our ability to borrow additional funds at reasonable rates, if at all.

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

We do not presently expect to pay dividends in the foreseeable future.

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

As of November 30, 2014, William E. Brown, our Chairman, beneficially owned 1,600,459 shares of our Class B common stock (out of a total of 1,652,262 outstanding shares), 1,418,063 shares of our common stock and 3,102,717 shares of our Class A common stock and thereby controlled approximately 55% of the voting power of our capital stock. Accordingly, except to the extent that a class vote of the common stock is required by applicable law, he can effectively control all matters requiring stockholder approval, including the election of our directors, and can exert substantial control over our management and policies. The disproportionate voting rights of our common stock and Class B common stock and Mr. Brown’s substantial holdings of Class B common stock could have an adverse effect on the market price of our common stock and Class A common stock. Also, such disproportionate voting rights and Mr. Brown’s controlling interest may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our other stockholders, which could thereby deprive holders of common stock or Class A common stock of an opportunity to sell their shares for a “take-over” premium.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently operate 31 manufacturing facilities totaling approximately 3.5 million square feet and 27 sales and logistics facilities totaling approximately 3.4 million square feet. Most sales and logistics centers consist of office and warehouse space, and several large bays for loading and unloading. Each sales and logistics center provides warehouse, distribution, sales and support functions for its geographic area. Our executive offices are located in Walnut Creek, California.

The table below lists the Pet segment’s manufacturing and sales and logistics facilities. Numbers in parentheses represent multiple locations.

Location	Type of Facility	Owned or Leased
Phoenix, AZ (2)	Sales and Logistics	Owned
Irwindale, CA	Manufacturing	Leased
Sacramento, CA	Sales and Logistics	Leased
Santa Fe Springs, CA	Sales and Logistics	Leased
Aurora, CO	Sales and Logistics	Leased
Tampa, FL	Sales and Logistics	Leased
Council Bluffs, IA	Manufacturing	Owned
Jamesburg, NJ	Sales and Logistics	Leased
Neptune City, NJ	Manufacturing	Owned
Neptune City, NJ	Manufacturing	Leased
Bend, OR	Manufacturing	Leased
Cressona, PA	Manufacturing	Owned
Pottsville, PA	Sales and Logistics	Leased
Dallas, TX	Manufacturing	Owned
Dallas, TX	Sales and Logistics	Leased
Algona, WA	Sales and Logistics	Leased
Chilton, WI	Manufacturing	Owned
Franklin, WI	Manufacturing	Leased
Franklin, WI	Manufacturing	Owned
Menasha, WI	Sales and Logistics	Leased
Guelph, Ontario, Canada	Manufacturing	Leased
Guangzhou, China	Manufacturing	Leased
Dorking, Surrey, UK	Manufacturing	Leased
Taunton, Somerset, UK	Sales and Logistics	Leased

The table below lists the Garden segment’s manufacturing and sales and logistics facilities. Numbers in parentheses represent multiple locations.

Location	Type of Facility	Owned or Leased
Cullman, AL	Sales and Logistics	Owned
Roll, AZ	Manufacturing	Owned
Yuma, AZ	Manufacturing	Leased
El Centro, CA	Manufacturing	Owned
Ontario, CA	Sales and Logistics	Leased
Longmont, CO	Manufacturing	Owned
Covington, GA	Sales and Logistics	Leased
Eatonton, GA	Manufacturing	Owned
Eatonton, GA	Sales and Logistics	Leased
Madison, GA (2)	Manufacturing	Leased
Madison, GA (2)	Manufacturing	Owned
Madison, GA	Sales and Logistics	Owned
St. Charles, IL	Sales and Logistics	Leased
Taunton, MA	Sales and Logistics	Leased
Laurel, MD	Sales and Logistics	Leased
Greenfield, MO (2)	Manufacturing	Owned
Greenfield, MO	Sales and Logistics	Owned
Neosho, MO	Manufacturing	Owned
Charlotte, NC	Sales and Logistics	Leased
Sidney, NE	Manufacturing	Owned
Fairfield, OH	Sales and Logistics	Leased
Peebles, OH	Manufacturing	Owned
Piketon, OH	Manufacturing	Leased
Albany, OR	Manufacturing	Owned
Lebanon, OR	Manufacturing	Owned
Portland, OR	Sales and Logistics	Leased
Columbia, SC	Sales and Logistics	Owned
Grand Prairie, TX	Sales and Logistics	Leased
Kenbridge, VA	Sales and Logistics	Leased
Northbend, WA	Manufacturing	Leased

We are reviewing the number, location and size of our manufacturing facilities and expect to make changes over time in order to optimize our manufacturing footprint. We lease 12 of our manufacturing facilities and 21 of our sales and logistics facilities. These leases generally expire between 2015 and 2020. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. The facilities we own are subject to major encumbrances under our principal credit facility. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks and warehousing, transportation and computer equipment.

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

	Common Stock		Class A Common Stock
	High	Low	High	Low
Fiscal 2013
First Quarter	$12.18	$9.19	$12.37	$9.61
Second Quarter	10.12	8.55	10.71	8.18
Third Quarter	9.10	7.10	9.14	6.90
Fourth Quarter	8.04	6.27	7.81	6.09

Fiscal 2014
First Quarter	$7.80	$6.16	$7.93	$6.18
Second Quarter	8.01	6.08	8.15	6.04
Third Quarter	9.58	7.40	9.58	7.64
Fourth Quarter	9.19	7.66	9.43	8.04

As of November 30, 2014, there were approximately 111 holders of record of our common stock, approximately 176 holders of record of our Class A nonvoting common stock and 5 holders of record of our Class B stock.

We have not paid any cash dividends on our common stock, our Class A common stock or our Class B Stock. We currently intend to retain any earnings for use in our business and do not presently anticipate paying any cash dividends on our common stock, our Class A common or our Class B stock in the foreseeable future. In addition, our credit facility and senior subordinated notes restrict our ability to pay dividends. See Note 11 to our consolidated financial statements.

Stock Performance Graph

The following graph compares the percentage change of our cumulative total stockholder return on our Common Stock (“CENT”) for the period from September 26, 2009 to September 27, 2014 with the cumulative total return of the NASDAQ Composite (U.S.) Index and the Dow Jones Non-Durable Household Products Index, a peer group index consisting of approximately 30 manufacturers and distributors of household products.

The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our Common Stock.

Total Return Analysis

	9/26/09	9/25/10	9/24/11	9/29/12	9/28/13	9/27/14
Central Garden & Pet Company	100.00	85.88	56.89	101.11	59.78	65.39
NASDAQ Composite	100.00	114.91	120.98	153.63	189.10	228.38
Dow Jones US Nondurable Household Products	100.00	110.27	113.82	132.88	153.16	174.64

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth the repurchases of any equity securities during the fourth quarter of the fiscal year ended September 27, 2014 and the dollar amount of authorized share repurchases, remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
June 29, 2014 – August 2, 2014	64,218	(2)	$7.42	—	$50,091,000
August 3, 2014 – August 30, 2014	1,645	(2)	8.87	—	50,091,000
August 31, 2014 – September 27, 2014	—	(2)	—	—	50,091,000

Total	65,863		$7.46	—	$50,091,000

(1)	During the third quarter of fiscal 2011, our Board of Directors authorized a $100 million share repurchase program. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock.
(2)	Shares purchased during the period indicated represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock.

Item 6. Selected Financial Data

The following selected statement of operations and balance sheet data as of and for the five fiscal years in the period ended September 27, 2014 have been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto in “Item 8 – Financial Statements and Supplementary Data” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Fiscal Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012	September 24, 2011	September 25, 2010
	(in thousands, except per share amounts)
Statement of Operations Data (1):
Net sales	$1,604,357	$1,653,633	$1,700,013	$1,628,652	$1,523,648
Cost of goods sold and occupancy	1,150,333	1,189,731	1,185,855	1,134,733	1,008,482

Gross profit	454,024	463,902	514,158	493,919	515,166
Selling, general and administrative expenses	397,811	416,038	439,737	408,744	394,092
Goodwill and other impairments (2)	—	7,709	—	—	12,000

Income (loss) from operations (3)	56,213	40,155	74,421	85,175	109,074
Interest expense, net	(42,750)	(42,970)	(40,170)	(37,748)	(33,587)
Other income (expense)	403	(677)	678	550	419

Income (loss) before income taxes and noncontrolling interest	13,866	(3,492)	34,929	47,977	75,906
Income tax expense (benefit)	4,045	(2,592)	12,816	19,595	28,110

Income (loss) including noncontrolling interest	9,821	(900)	22,113	28,382	47,796
Net income attributable to noncontrolling interest	1,017	1,029	940	59	1,963

Net income (loss) attributable to Central Garden & Pet	$8,804	$(1,929)	$21,173	$28,323	$45,833

Net income (loss) per share attributable to Central Garden & Pet:
Basic	$0.18	$(0.04)	$0.44	$0.50	$0.71

Diluted	$0.18	$(0.04)	$0.44	$0.50	$0.70

Weighted average shares used in the computation of income (loss) per share:
Basic	48,880	48,094	47,622	56,217	64,272
Diluted	49,397	48,094	48,374	56,645	65,091

Other Data:
Depreciation and amortization	$35,781	$32,968	$30,425	$28,566	$28,869
Capital expenditures	$17,173	$25,172	$39,592	$31,563	$24,190
Cash provided (used) by operating activities	$126,467	$(28,282)	$89,169	$51,008	$135,229
Cash used in investing activities	$(35,181)	$(25,122)	$(44,477)	$(56,237)	$(41,266)
Cash provided (used) by financing activities	$(27,759)	$20,309	$(8,575)	$(73,997)	$(88,167)
Ratio of earnings to fixed charges (4)	1.32	—	1.84	2.23	3.20

	September 27, 2014	September 28, 2013	September 29, 2012	September 24, 2011	September 25, 2010
Balance Sheet Data:
Cash and short term investments	$88,666	$32,976	$71,180	$29,851	$106,780
Working capital	498,454	490,325	445,299	410,655	433,705
Total assets	1,148,727	1,161,160	1,149,547	1,093,003	1,130,884
Total debt	450,239	472,587	449,814	435,609	400,271
Equity	486,453	470,024	464,883	456,782	532,143

(1)	Fiscal years 2010, 2011, 2013 and 2014 included 52 weeks. Fiscal year 2012 included 53 weeks.
(2)	During fiscal 2010, we recognized a non-cash charge of $12.0 million related to the impairment of an indefinite-lived intangible asset in our Pet segment. During fiscal 2013, we recognized a non-cash charge of $7.7 million related to impairment of goodwill in our Garden segment.
(3)	During fiscal 2013, we recognized an $11.2 million charge related to certain products introduced in fiscal 2013 in our Garden segment. During fiscal 2014, we recognized a $16.9 million charge related to certain products introduced in fiscal 2013 in our garden segment. We recognized a $4.9 million gain in fiscal 2014 as a gain from the sale of manufacturing plant assets.
(4)	For the purposes of determining the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes and noncontrolling interest and after eliminating undistributed earnings of equity method investees and before fixed charges. Fixed charges consist of interest expense incurred, the portion of rental expense under operating leases deemed by management to be representative of the interest factor and amortization of deferred financing costs. For the fiscal year ended September 28, 2013, earnings were insufficient to cover fixed charges by approximately $3.2 million, and the ratio is not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion of the financial results, liquidity and other key items related to our performance. This discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in forward-looking statements. See “Forward-Looking Statements” and “Item 1A – Risk Factors.”

Business Overview

Central Garden & Pet Company (“Central”) is a leading innovator, marketer and producer, of quality branded products and distributor of third-party products in the pet and lawn and garden supplies industries in the United States. The total pet food and supplies industry in 2013 was estimated to have been over $42.0 billion in annual retail sales. We estimate the annual retail sales of the pet supplies and super premium pet food markets in the categories in which we participate to be approximately $25.4 billion. According to The Freedonia Group, the total lawn and garden consumables industry in the United States is estimated to be approximately $17.2 billion in annual retail sales, including fertilizer, pesticides, growing media, seeds, mulch and other consumables. We estimate the annual retail sales of the lawn and garden consumables markets in the categories in which we participate to be approximately $10.2 billion. In addition, we participate in the pottery and seasonal décor markets.

Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, super premium dog and cat food and treats, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under the master brands including AdamsTM, Aqueon®, Avoderm®, Bio Spot Active CareTM, Farnam®, Four Paws®, Kaytee®, Nylabone®, Pinnacle®, TFHTM, Zilla® as well as a number of other brands including Altosid, Comfort Zone®, Coralife®, Interpet, Kent Marine®, Oceanic Systems®, Pet Select®, Pre-Strike®, Super Pet®, and Zodiac®.

Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, ant and other herbicide, insecticide and pesticide products; and decorative outdoor lifestyle and lighting products including pottery, trellises and other wood products and holiday lighting. These products are sold under the master brands AMDRO®, GKI/Bethlehem Lighting®, Ironite®, Pennington®, and Sevin®, as well as a number of other brand names including Lilly Miller®, Over-N-Out®, Smart Seed® and The Rebels®.

In fiscal 2014, our consolidated net sales were $1.6 billion, of which our Pet segment, or Pet, accounted for approximately $846 million and our Lawn and Garden segment, or Garden, accounted for approximately $759 million. In fiscal 2014, our income from operations before corporate expenses and eliminations of $72.9 million was $129.1 million, of which the Pet segment accounted for $88.1 million and the Garden segment accounted for $41.0 million.

Fiscal 2014 Financial Highlights

Earnings per share increased $0.22 per share and our operating earnings increased 40% as compared to fiscal 2013 due primarily to increased earnings in our Garden segment. The Garden segment was impacted in both fiscal 2014 and 2013 by individually significant items (i.e., charges in fiscal 2014 and 2013 related to the discontinuance of certain products introduced in 2013, the gain on sale of manufacturing plant assets in 2014 and the impairment of goodwill in 2013) which are excluded for purposes of non-GAAP presentation elsewhere in this Form 10-K.

Financial summary:

•	Net sales for fiscal 2014 decreased $49.2 million, or 3.0%, to $1,604.4 million. Our Pet segment sales decreased 4.8% and our Garden segment sales decreased 0.8%.

•	Gross margin increased 20 basis points in fiscal 2014 to 28.3%, from 28.1% in 2013.

•	Our operating earnings increased $16.0 million, or 40.0%, to $56.2 million in fiscal 2014, and increased as a percentage of net sales to 3.5% from 2.4%.

•	Net income was $8.8 million, or $0.18 per share on a diluted basis compared to a net loss in fiscal 2013 of $1.9 million, or $0.04 per share on a fully diluted basis.

•

Our net cash provided by operating activities was $126.5 million, an increase of $154.8 million, in fiscal 2014. In fiscal 2013, we had $28.3 million of cash used in operating activities. Our cash and short term investments at September 27, 2014 were approximately $88.7 million, compared with approximately $33.0 million at September 28, 2013.

Recent Developments

Organizational Change. In fiscal 2011 and 2012, we were focused on transforming the company from a portfolio of separately run businesses into an integrated, multi-brand company. During fiscal 2013 and fiscal 2014, we adopted a balanced approach to improving profitability through a focus on increasing sales and improving margins, providing superior customer service and delivering innovative new products. We expect to continue this balanced approach in the future and to continue to focus on eliminating inefficiencies and on increasing consumer take-away of our products.

Harbinger Proposals. In June 2014, we received an unsolicited letter from Harbinger Group Inc. requesting that we discuss with Harbinger a possible acquisition by Harbinger of all outstanding shares of Central’s common stock at $10 per share in cash or, alternatively, the acquisition of our Pet segment for $750 million in cash, subject to due diligence. Our Board retained independent financial and legal advisors to assist it in its review of the two proposals. With the assistance of its advisors, the Board of Directors engaged in a comprehensive review which included consideration of current and expected operations, capital structure, and market opportunities. In addition, the financial advisor and our outside legal counsel met with Harbinger representatives to provide an opportunity to supplement or clarify their proposal. After this extensive review, the Board of Directors unanimously concluded in October that it would not pursue either of the two proposals received from Harbinger Group Inc. We incurred significant legal expenses and advisory fees during fiscal 2014 in connection with the review and expect to incur significant additional fees and expenses in the future. In addition, the uncertainty created by the proposals could cause current and prospective employees to experience uncertainty about their future roles with us, which may materially adversely affect our ability to attract and retain key employees and could continue to have a negative impact on our customer relationships, which could adversely impact our sales and financial results.

Use of Non-GAAP Financial Measures.

We report our financial results in accordance with U.S. generally accepted accounting principles (GAAP). However, management believes that certain non-GAAP financial measures that exclude the impact of garden charges in fiscal 2014 and 2013, the gain from the sale of manufacturing plant assets in 2014 and the goodwill impairment in the garden segment in 2013 may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods that should be considered when assessing our ongoing performance. Additionally, we have provided a comparison of our free cash flow which can be used as a measure of our operating performance on page 40. Free cash flow does not represent cash available only for discretionary expenditures, since we have mandatory debt service requirements and other contractual and non-discretionary expenditures. We believe that these non-GAAP financial measures provide useful information to investors and other users of its financial statements, such as lenders. Management also uses these non-GAAP financial measures in making financial, operating and planning decisions and in evaluating our performance. While our management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results.

Garden Segment Discontinued Product Charge

During fiscal 2013, we introduced two new Garden products. Despite enthusiastic support from our retailers and substantial marketing spend, the new products did not sell through as expected, and we recorded an $11.2 million charge (“2013 garden charge”) to operating income relating to the new products. Despite a concerted effort to improve consumer takeaway of the products through product, packaging and placement changes, as well as aggressive promotions, we continued to experience weak consumer sales of the products in their second season. Late in the third quarter of fiscal 2014, major retailers indicated that they would not support the products going forward. Consequently, we made the decision to discontinue the two products at the end of the 2014 garden season. As a result, we recorded a $16.9 million charge (“2014 garden charge”) to operating income in the quarter ended June 28, 2014 to write off the remaining inventory of these products and to account for product returns, promotional allowances and other costs related to the discontinuance of the products. The 2013 and 2014 garden charges are collectively referred to as “the garden charges”. We may incur additional disposal costs which would be reflected in future quarters.

Gain on Sale of Manufacturing Plant Assets

During fiscal 2014, we recorded a $4.9 million gain ($2.0 million recognized in the quarter ended June 28, 2014 and $2.9 million recognized in the quarter ended September 27, 2014) in our Garden segment from the sale of manufacturing plant assets related to a seasonal product we intend to purchase rather than produce.

Goodwill Impairment

During the fourth quarter of fiscal 2013, we recognized a non-cash charge of $7.7 million related to the impairment of goodwill within our Garden segment due to its continuing poor performance.

	GAAP to Non-GAAP Reconciliation (unaudited, in thousands, except per share amounts) For the Year Ended September 27, 2014
	Fiscal 2014 GAAP	Garden Charge (A)	Gain on Sale of Plant Assets (B)	Fiscal 2014 As Adjusted
Net sales	$1,604,357	$7,035		$1,611,392
Cost of goods sold and occupancy	1,150,333	(9,873)		1,140,460

Gross profit	454,024	16,908		470,932
Selling, general and administrative expenses	397,811		4,875	402,686

Income from operations	$56,213	$16,908	$(4,875)	$68,246

Net income	$8,804	$10,652	$(3,071)	$16,385

Net loss per share attributable to Central Garden & Pet Co.:
Earnings per share – Diluted	$0.18			$0.33
Weighted shares outstanding	49,397			49,397
Gross margin	28.3%			29.2%
Selling, general and administrative expenses as a percentage of sales	24.8%			25.0%
Operating margin	3.5%			4.2%

	GAAP to Non-GAAP Reconciliation (unaudited, in thousands, except per share amounts) For the Year Ended September 28, 2013
	Fiscal 2013 GAAP	Garden Charge (A)	Goodwill Impairment	Fiscal 2013 As Adjusted
Net sales	$1,653,633	$3,204	$—	$1,656,837
Cost of goods sold and occupancy	1,189,731	(7,956)	—	1,181,775

Gross profit	$463,902	$11,160	$—	$475,062
Selling, general and administrative expenses & impairment	423,747	—	(7,710)	416,037

Income from operations	$40,155	$11,160	$7,710	$59,025

Net income (loss)	$(1,929)	$7,031	$4,857	$9,959

Earnings per share – Diluted	$(0.04)			$0.20
Weighted shares outstanding	48,094			48,781
Gross margin	28.1%			28.7%
Selling, general and administrative expenses as a percentage of sales	25.6%			25.1%
Operating margin	2.4%			3.6%

	Non-GAAP Consolidated Comparative Summary (unaudited, $ in thousands)
	Fiscal 2014	Fiscal 2013
Adjusted net sales	$1,611,392	$1,656,837
Adjusted gross profit	$470,932	$475,062
Adjusted gross margin	29.2%	28.7%
Adjusted selling, general and administrative expenses	$402,686	$416,037
Adjusted selling, general and administrative as a percentage of sales	25.0%	25.1%
Adjusted income from operations	$68,246	$59,025
Adjusted operating margin	4.2%	3.6%
Adjusted EPS – diluted	$0.33	$0.20

Garden Segment:	Fiscal 2014 Net Sales	Fiscal 2013 Net Sales
Fiscal year as reported (GAAP)	$758,852	$765,405
Garden charge (A)	7,035	3,204

Fiscal year as adjusted	$765,887	$768,609

	Income from Operations	Operating Margin	Income from Operations	Operating Margin
Fiscal year as reported (GAAP)	$41,020	5.4%	$8,286	1.1%
Garden charge (A)	16,908		11,160
Gain on sale of plant assets (B)	(4,875)
Goodwill impairment charge (C)			7,710

Fiscal year as adjusted	$53,053	6.9%	$27,156	3.5%

(A)	The garden charges reflect the impact of Garden segment charges in fiscal 2014 and 2013 related to the discontinuance of certain products introduced in 2013.
(B)	In fiscal 2014, we recognized a gain from the sale of manufacturing plant assets related to a product the Garden segment will now purchase rather than produce.
(C)	In fiscal 2013, we recognized a goodwill impairment charge within our Garden segment.

Results of Operations (GAAP)

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	Fiscal Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
Net sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy	71.7	71.9	69.8

Gross profit	28.3	28.1	30.2
Selling, general and administrative	24.8	25.2	25.9
Goodwill impairment	—	0.5	—

Income from operations	3.5	2.4	4.3
Interest expense, net	(2.7)	(2.6)	(2.4)
Other income	—	—	0.1
Income taxes	0.3	(0.2)	(0.7)
Noncontrolling interest	0.1	0.1	(0.1)

Net income (loss)	0.5%	(0.1)%	1.2%

Fiscal 2014 Compared to Fiscal 2013

Net Sales

Net sales for fiscal 2014 decreased $49.2 million, or 3.0%, to $1,604.4 million from $1,653.6 million in fiscal 2013. Our branded product sales decreased $70.7 million, and sales of other manufacturers’ products increased $21.5 million. Branded product sales include products we manufacture under Central brand names and products we manufacture under third-party brands. Sales of our branded products represented 81.3% of our total sales in fiscal 2014 compared with 83.2% in fiscal 2013.

The following table indicates each class of similar products which represented more than 10% of our consolidated net sales in the fiscal years presented (in millions):

Category	2014	2013	2012
Pet supplies (excluding wild bird feed)	$774.2	$807.4	$847.1
Garden controls and fertilizers	262.5	274.9	281.7
Wild bird feed	202.1	210.8	205.1
Other garden supplies	182.5	183.5	185.7
Grass seed	183.1	177.0	180.4

Total	$1,604.4	$1,653.6	$1,700.0

Our Pet segment’s net sales for fiscal 2014 decreased $42.7 million, or 4.8%, to $845.5 million from $888.2 million in fiscal 2013. The decline in pet sales was due principally to industry weakness, lost shelf space and increased competition in the categories in which we participate. Pet branded product sales decreased $63.4 million from fiscal 2013 due primarily to a $20.2 million decrease in our animal health category, an $18.0 million decrease in our bird and small animal category and a $15.4 million decrease in our aquatics category; all of these decreases were primarily volume driven. Our animal health category was impacted by lower sales in the flea and tick category, which resulted from a weak flea and tick season, lost shelf space, rebranding and repackaging resulting in return of the superceded product and increased competition. Sales of other manufacturers’ products increased approximately $20.7 million benefitting from expanded distribution.

Our Garden segment’s net sales for fiscal 2014 decreased $6.5 million, or 0.9%, to $758.9 million from $765.4 million in fiscal 2013. Garden branded product sales decreased $7.3 million due primarily to a $12.4 million decrease in our controls and fertilizer category which was impacted by reduced volumes and increased charges related to returns and promotional allowances for two discontinued garden products introduced in 2013. The decrease in controls and fertilizers was partially offset by an increase in grass seed sales primarily due to increased pricing. Sales of other manufacturers’ products increased approximately $0.8 million compared to fiscal 2013.

Gross Profit

Gross profit decreased $9.9 million, or 2.1%, to $454.0 million from $463.9 million in fiscal 2013. Gross profit as a percentage of net sales increased from 28.1% in fiscal 2013 to 28.3% for fiscal 2014, with both the Pet segment and the Garden segment, including the garden charge, contributing to the small increase. Adjusting for the charges and gains reflected in the adjusted results, gross profit for fiscal 2014 decreased $4.1 million, or 0.9%, to $470.9 million from fiscal 2013. Adjusted gross margin increased from 28.7% for fiscal 2013 to 29.2% for fiscal 2014.

Gross profit decreased in the Pet segment in fiscal 2014 due to a $42.7 million decrease in sales, partially offset by improved gross margin. Most of our pet businesses had increased gross margins. The largest contributor to the margin increase was our bird and small animal business which benefitted from operational improvements in small animal and from lower commodity costs in bird feed. These gross margin increases were partially offset by a lower gross margin in our animal health category which was impacted by a mix shift in professional and a lower gross margin in our flea and tick category due primarily to the rebranding and packaging efforts undertaken in fiscal 2014.

In the Garden segment, gross profit remained relatively constant as the 0.9% decrease in net sales was offset by increased gross margin. The Garden segment gross profit and gross margin were impacted in both fiscal 2014 and fiscal 2013 by the garden charges. The Garden segment gross margin improved slightly due primarily to an improved gross margin in wild bird feed, which benefitted from lower commodity costs and seasonal décor, due primarily to the elimination of less profitable products. These improvements to gross margin were partially offset by a decreased gross margin in grass seed, due primarily to higher costs, and in controls and fertilizers, impacted by lower sales volumes, and a sales mix shift adversely affected gross profit and gross margin.

Selling, General and Administrative

Selling, general and administrative expenses decreased $18.2 million, or 4.4%, from $416.0 million in fiscal 2013 to $397.8 million in fiscal 2014. As a percentage of net sales, selling, general and administrative expenses decreased from 25.2% in fiscal 2013 to 24.8% in fiscal 2014. The change in selling, general and administrative expenses, discussed further below, was due primarily to decreased selling and delivery expense. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and information technology functions.

Selling and delivery expense decreased $17.6 million, or 7.5%, from $234.0 million in fiscal 2013 to $216.4 million in fiscal 2014. Selling and delivery expense as a percentage of net sales decreased from 14.2% in fiscal 2013 to 13.5% in fiscal 2014. The decrease was due primarily to decreased marketing expenses, primarily advertising, associated with the controls and fertilizers and grass seed categories in our Garden segment.

Warehouse and administrative expense decreased $0.6 million, or 0.3%, from $182.0 million in fiscal 2013 to $181.4 million in fiscal 2014. Decreased costs in both our operating segments were partially offset by a $9.3 million increase in corporate costs. In our Pet segment, the prior year warehouse consolidations are now yielding savings, and in our Garden segment, we recorded a $4.9 million gain from the sale of manufacturing plant assets related to a seasonal product we intend to purchase rather than produce. Corporate operating expense increased $9.3 million as a result of $5.9 million of software costs expensed (due primarily to changes in our operations and related plans for future SAP implementations), increased medical insurance program costs and information technology third party provider costs related to our SAP implementation.

Impairment

We perform an annual goodwill test for impairment. An impairment loss is recognized for goodwill if its carrying value exceeds its fair value. The goodwill fair values are estimated using the discounted cash flow related to the assets. During the fourth quarter of fiscal 2013, we recognized a non-cash charge of $7.7 million related to the impairment of goodwill within our Garden segment due to its continuing poor performance. We did not have an impairment charge in fiscal 2014.

Operating Income

Operating income increased $16.0 million in fiscal 2014, or 40.0%, to $56.2 million from $40.2 million in fiscal 2013. Lower selling, general and administrative expenses and increased gross margin were partially offset by lower sales and the $16.9 million garden charge. Operating margin was 3.5% for fiscal 2014 and 2.4% for fiscal 2013. Excluding the garden charges, the gain on the sale of manufacturing plant assets and the goodwill impairment in the Garden segment, adjusted operating income was $68.2 million, as compared to $59.0 million in the prior year, and operating margin improved to 4.2% as compared to 3.6% in the prior year.

Pet segment operating income decreased $7.3 million, or 7.7%, to $88.1 million for fiscal 2014 from $95.4 million for fiscal 2013. The decrease was due primarily to decreased sales, which drove lower gross profit, partially offset by decreased selling, general and administrative expenses. Pet operating margin decreased from 10.7% for fiscal 2013 to 10.4% for fiscal 2014. Garden operating income increased $32.7 million, or 395%, to $41.0 million for fiscal 2014 from $8.3 million for fiscal 2013. Adjusted operating income in Garden increased $25.9 million to $53.1 million for fiscal 2014 from $27.2 million in fiscal 2013, and the adjusted operating margin was 6.9% as compared to 3.5% in fiscal 2013. Garden adjusted operating income increased due primarily to a $20.1 million decrease in selling, general and administrative expenses. Corporate operating expenses increased $9.3 million due primarily to a $5.9 million long-lived software charge, increased medical insurance program costs and information technology third party provider costs.

Net Interest Expense

Net interest expense decreased $0.2 million, or 0.5%, from $43.0 million in fiscal 2013 to $42.8 million in fiscal 2014. The decrease was due to lower interest expense due primarily to lower average debt outstanding during fiscal 2014 as compared to fiscal 2013 partially offset by the write-off of unamortized deferred financing costs related to our prior revolving credit facility resulting in a non-cash charge of $1.7 million in the first quarter of fiscal 2014. Debt outstanding on September 27, 2014 was $450.2 million compared to $472.6 million as of September 28, 2013.

Other Income (Expense)

Other income (expense) is comprised of income from investments accounted for under the equity method of accounting, foreign currency exchange gains and losses, and realized and unrealized gains and losses from derivative contracts used to economically hedge anticipated commodity purchases for use in our products. Other income increased $1.1 million from $0.7 million of expense in fiscal 2013 to $0.4 million of income in fiscal 2014. The improvement was due primarily to realized and unrealized losses incurred in fiscal 2013 from derivative contracts used to economically hedge anticipated commodity purchases that did not reoccur in fiscal 2014.

Income Taxes

Our effective income tax rate was 29.2% for fiscal 2014 compared to a 74.2% benefit for fiscal 2013. Our 2014 tax rate benefited from the removal of valuation allowances on international deferred tax assets, and our 2013 tax rate benefited primarily from additional tax credits available in 2013.

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

The following table indicates each class of similar products which represented more than 10% of our consolidated net sales in the fiscal years presented (in millions):

Category	2013	2012	2011
Pet supplies (excluding wild bird feed)	$807.4	$847.1	$773.1
Garden Controls and fertilizers	274.9	281.7	260.0
Wild bird feed	210.8	205.1	197.5
Other garden supplies	183.5	185.7	212.1
Grass seed	177.0	180.4	185.9

Total	$1,653.6	$1,700.0	$1,628.6

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

Gross profit and gross margin declined in the Garden segment due primarily to the lower profitability in our controls and fertilizer category. This category was impacted by a decline in margin, including an $11.2 million charge in the fourth quarter of fiscal 2013 related to products introduced in fiscal 2013. The fourth quarter charge related to the costs associated with inventory and product and packaging changes to certain products introduced in fiscal 2013.

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

In recent years, our business was negatively impacted by low consumer confidence, as well as other macro-economic factors. Throughout most of fiscal 2013, commodity costs continued to increase. In fiscal 2014, commodity costs declined overall, although we were impacted by increases in our grass seed costs. We continue to monitor commodity prices in order to be in a position to take action to mitigate the impact of increasing raw material costs.

Weather and Seasonality

Our sales of lawn and garden products are influenced by weather and climate conditions in the different markets we serve. Additionally, our Garden segment’s business is highly seasonal. In fiscal 2014, approximately 65% of our Garden segment’s net sales and 59% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.

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

We service two broad markets: pet supplies and lawn and garden supplies. Our pet supplies businesses involve products that have a year round selling cycle with a slight degree of seasonality. As a result, it is not necessary to maintain large quantities of inventory to meet peak demands. On the other hand, our lawn and garden businesses are highly seasonal with approximately 65% of our Garden segment’s net sales occurring during the second and third fiscal quarters. This seasonality requires the shipment of large quantities of product well ahead of the peak consumer buying periods. To encourage retailers and distributors to stock large quantities of inventory, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.

Operating Activities

Net cash provided by operating activities increased $154.8 million, from $28.3 million of cash used in operating activities in fiscal 2013 to $126.5 million of cash provided by operating activities in fiscal 2014. The increase in cash provided by operating activities was due primarily to decreased working capital investment, specifically our decreased investment in inventory. In fiscal 2013, we built safety stock to ensure our ability to service our customers would not be disrupted. In fiscal 2014, we managed our inventory to lower levels. We continue to focus on bringing our investment in inventory down over time, while maintaining high fill rates and service levels to our customers.

Cash used in operating activities increased $117.5 million from $89.2 million of cash provided by operating activities in fiscal 2012 to $28.3 million of cash used in operating activities in fiscal 2013. The increase in cash used in operating activities was due primarily to increases in our working capital accounts, principally inventory. Inventory balances increased over the prior year as we built safety stock to ensure we could meet the anticipated needs of our customers. Higher inventory levels also reflected a weaker than anticipated Garden season and poor sell-through of our two newly introduced garden products. Additionally, strategic purchases and cost inflation impacted our inventory levels.

Investing Activities

Net cash used in investing activities increased $10.1 million, from $25.1 million in fiscal 2013 to $35.2 million in fiscal 2014. The increase in cash used in investing activities was due primarily to our acquisition of certain assets of Envincio LLC in April 2014 for approximately $20 million and an increase in amounts invested in restricted cash and short term investments. These increases were partially offset by proceeds received from the sale of the Garden segment manufacturing plant assets and lower capital expenditures in fiscal 2014 compared to fiscal 2013 due to reduced expenditures related to facilities and our SAP implementation.

Net cash used in investing activities decreased $19.4 million from approximately $44.5 million in fiscal 2012 to approximately $25.1 million in fiscal 2013. The decrease in cash used in investing activities in fiscal 2013 was due to a decrease in capital expenditures. The amount invested in facility consolidation and our ERP implementation in fiscal 2012 was below the amount invested in fiscal 2013. During fiscal 2013, we received proceeds from the sale of short term investments, which were offset by payments made related to the acquisition of FourStar Microbial Products, LLC (“Four Star Microbial”). In December 2012, we acquired the remaining majority interest in FourStar Microbial for approximately $4.8 million in cash with possible contingent future performance-based payments.

Financing Activities

Net cash used in financing activities increased $48.1 million from $20.3 million of cash provided by financing activities in fiscal 2013 to $27.8 million of cash used in financing activities in fiscal 2014. The increase in cash used was due primarily to net repayments under our revolving credit facility during fiscal 2014 compared to net borrowings in fiscal 2013.

Net cash provided by financing activities increased $28.9 million from $8.6 million of cash used in financing activities in fiscal 2012 to $20.3 million of cash provided by financing activities in fiscal 2013. The increase in cash provided was due primarily to increased net borrowings under our revolving credit facility in fiscal 2013 compared to fiscal 2012. The higher net borrowings in fiscal 2013 were partially offset by lower repurchases of our common stock. During fiscal 2013, our repurchases of our common stock totaled $1.5 million, compared to $36.2 million in fiscal 2012.

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

We believe that cash flows from operating activities, funds available under our asset backed loan facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and upgrades to plant and equipment and investment in our implementation of a scalable enterprise-wide information technology platform, will not exceed $30 million for the next 12 months. We are investing in this information technology platform to improve existing operations, support future growth and enable us to take advantage of new applications and technologies. We have invested approximately $83 million from fiscal 2005 through fiscal 2014 in this initiative. Capital expenditures for fiscal 2015 and beyond will depend upon the pace of conversion of those remaining legacy systems. This initiative, when complete, will combine our numerous information systems and create a common business model and common data, which should create greater efficiency and effectiveness.

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

Free Cash Flow

	2014	2013	2012
Net cash provided by operations	$126,467	$(28,282)	$89,169
Less: capital expenditures	(17,173)	(25,172)	(39,592)

Free cash flow	$109,294	$(53,454)	$49,577

Free cash flow as a percentage of net sales	6.8%	(3.2%)	2.9%

Free cash flow as a percentage of net sales increased in fiscal year 2014, primarily due to favorable changes in working capital and increased earnings. Free cash flow as a percentage of net sales decreased in fiscal year 2013, primarily due to unfavorable changes in working capital and decreased earnings.

Stock Repurchases

During fiscal 2014, we repurchased 300 shares of our non-voting Class A common stock (CENTA) pursuant to our share repurchase program at an aggregate cost of approximately $2,000 , or approximately $7.26 per share, as compared to fiscal 2013 when we repurchased 0.2 million shares of CENTA at an aggregate cost of approximately $1.5 million, or approximately $9.06 per share. During the third quarter of fiscal 2011, our Board of Directors authorized a $100 million share repurchase program, under which approximately $50.1 million remains available for repurchases in fiscal 2015 and thereafter.

Total Debt

At September 27, 2014, our total debt outstanding was $450.2 million versus $472.6 million at September 28, 2013.

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

The estimated fair value of our $450 million of 2018 Notes as of September 27, 2014 was approximately $459.5 million. The estimated fair value is based on quoted market prices for these notes.

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

The 2018 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of September 27, 2014.

In November 2014, our Board of Directors authorized the purchase from time to time of up to $50 million principal amount of the Company’s 8.25% senior subordinated notes due March 2018.

Asset Backed Loan Facility

On December 5, 2013, we entered into a credit agreement which provides up to a $390 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if we exercise the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on December 5, 2018 and replaced our prior revolving credit facility. We may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of September 27, 2014, there were no borrowings or letters of credit outstanding under the Credit Facility. There were other letters of credit of $12.6 million outstanding as of September 27, 2014.

The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. The borrowing availability as of September 27, 2014 was $330 million. Borrowings under the Credit Facility bear interest at an index based on LIBOR or, at our option, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on our total outstanding borrowings. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25%-1.75% (1.25% at September 27, 2014) and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.75% (0.25% at September 27, 2014). As of September 27, 2014, the applicable interest rate related to Base Rate borrowings was 3.5%, and the applicable interest rate related to LIBOR-based borrowings was 1.4%.

The Credit Facility contains customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all of our assets. We were in compliance with all covenants under the Credit Facility during the period ended September 27, 2014.

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

Contractual Obligations

The table below presents our significant contractual cash obligations by fiscal year:

Contractual Obligations	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total
	(in millions)
Long-term debt, including current maturities (1)	$0.3	$0.3	$0.1	$450.0	$0	$—	$450.7
Interest payment obligations (2)	37.1	37.1	37.1	18.6	0	—	129.9
Operating leases	17.6	14.1	10.9	5.4	4.0	1.5	53.5
Purchase commitments (3)	98.5	35.0	20.5	13.4	7.4	1.9	176.7
Performance-based payments (4)	—	—	—	—	—	—	—

Total	$153.5	$86.5	$68.6	$487.4	$11.4	$3.4	$810.8

(1)	Excludes $12.6 million of outstanding letters of credit related to normal business transactions. Excludes unamortized discount of $0.5 million related to the 2018 Notes. See Note 11 to the consolidated financial statements for further discussion of long-term debt.
(2)	Estimated interest payments to be made on our long-term debt. See Note 11 to the consolidated financial statements for description of interest rate terms.
(3)	Contracts for purchases of grains, grass seed and pet food ingredients, used primarily to mitigate risk associated with increases in market prices and commodity availability.
(4)	Possible performance-based payments associated with prior acquisitions of businesses are not included in the above table, because they are based on future performance of the businesses acquired, which is not yet known. Performance-based payments were not owed or made in fiscal 2014, 2013 and 2012. Potential performance-based periods extend through 2020. In addition, we may be obligated to pay up to $5.1 million in future performance payments if and when certain revenue and performance targets are achieved.

As of September 27, 2014, we had unrecognized tax benefits of $0.1 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

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

Stock Based Compensation

In June 2014, the FASB issued ASU No. 2014-12 (ASU 2014-12), Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the effect that the adoption of this standard will have on its financial statements.

Critical Accounting Policies, Estimates and Judgments

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts and related disclosures in the consolidated financial statements. Estimates and assumptions are required for, but are not limited to, accounts receivable and inventory realizable values, fixed asset lives, long-lived asset valuation and impairments, intangible asset lives, stock-based compensation, deferred and current income taxes, self-insurance accruals and the impact of contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Although not all inclusive, we believe that the following represent the more critical accounting policies, which are subject to estimates and assumptions used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts

We record an allowance for credit losses and disputed balances associated with our customers’ failure to make required payments. We estimate our allowance based on specific identification, historical experience, customer concentrations, customer credit-worthiness and current economic trends. Generally, we require no collateral from our customers. If the financial condition of our customers were to deteriorate, we were not able to demonstrate the validity of amounts due or future default rates on trade receivables in general were to differ from those currently anticipated, additional allowances could be required, which would affect earnings in the period the adjustments are made. For more information, see Note 6 to our consolidated financial statements.

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

Our goodwill is associated with one of the reporting units within our Pet segment. During fiscal 2014, the reporting unit’s operating income declined approximately 50% from the comparable fiscal 2013 period. In connection with our annual goodwill impairment testing performed during fiscal 2014, the first step of such testing indicated that the fair value of our reporting segments exceeded their carrying value by more than 10%, and accordingly, no further testing of goodwill was required. If the decline in income of the reporting unit continues in fiscal 2015, and our forecast of future operating performance further declines, there is the potential for goodwill impairment related to our Pet segment’s reporting unit.

In connection with our annual goodwill impairment testing performed during fiscal 2013, the first step of such testing indicated that the fair value of our Pet segment reporting units exceeded their carrying value, and accordingly, no further testing of goodwill was required for the Pet segment. However, the carrying value of our Garden segment reporting units exceeded their estimated fair value, indicating potential impairment. Based on further analysis, it was determined that the entire carrying value of our Garden segment goodwill was impaired, resulting in a non-cash goodwill impairment charge of $7.7 million in fiscal 2013.

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

During fiscal 2014, 2013 and 2012, we performed an evaluation of the fair value of our indefinite-lived trade names and trademarks. Our expected revenues were based on our future operating plan and market growth or decline estimates for future years. No impairment was indicated during our fiscal 2014, 2013 or 2012 analysis of our indefinite-lived trade names and trademarks.

Long-Lived Assets

We review our long-lived assets, including amortizable intangibles and property, plant and equipment, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized for amortizable intangible assets and property, plant and equipment when estimated undiscounted future cash flows expected to result from use of the asset are less than its carrying amount. Management determines fair value by estimating future cash flows as a result of forecasting sales and costs. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. No factors indicating the carrying value of our tangible long-lived assets may not be recoverable were present in fiscal 2014, and accordingly, no impairment testing was performed on these assets. No factors indicating the carrying value of our long-lived assets may not be recoverable were present in fiscal 2013, and accordingly, no impairment testing was performed on these assets. However, due to changes in our operations and related plans for future SAP implementations, we determined that certain software costs previously incurred had no future value and accordingly, a charge of $5.9 million was recorded in the fourth quarter of fiscal 2014. Should market conditions or the assumptions used by us in determining the fair value of assets change, or management change plans regarding the future usage of certain assets, additional charges to operations may be required in the period in which such conditions occur.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes result primarily from bad debt allowances, inventory and goodwill write-downs, depreciation and nondeductible reserves. We establish a valuation allowance for deferred tax assets when management believes it is more likely than not a deferred tax asset will not be realized. As of fiscal 2014 and 2013, we had valuation allowances related to various state net deferred tax assets of $6.2 million and $7.0 million, respectively.

United States income taxes have not been provided on undistributed earnings (approximately $2.1 million at September 27, 2014) of our foreign subsidiary since all such earnings are considered indefinitely reinvested overseas. The potential deferred tax liability associated with these earnings, net of foreign tax credits associated with the earnings, is approximately $0.3 million.

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

Our contractual commitments are presented under the caption Liquidity and Capital Resources.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks, which include changes in U.S. interest rates and commodity prices and, to a lesser extent, foreign exchange rates. We do not engage in financial transactions for trading or speculative purposes.

Interest Rate Risk. The interest payable on our Credit Facility is based on variable interest rates and therefore affected by changes in market interest rates. We had no variable rate debt outstanding as of September 27, 2014 under our Credit Facility. We had average variable rate debt outstanding during fiscal 2014 of approximately $28 million. If interest rates on our average variable rate debt outstanding during fiscal 2014 had changed by 100 basis points compared to actual rates, interest expense would have increased or decreased by approximately $0.3 million. In addition, we have investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates.

Commodity Prices. We are exposed to fluctuations in market prices for grains, grass seed, chemicals, fertilizer ingredients and pet food ingredients. To mitigate risk associated with increases in market prices and commodity availability, we enter into contracts for purchases, primarily to ensure commodity availability to us in the future. As of September 27, 2014, we had entered into fixed purchase commitments for commodities totaling approximately $176.7 million. A 10% change in the market price for these commodities would result in an additional pretax gain or loss of $17.7 million as the related inventory containing those inputs is sold.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of September 27, 2014.

(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2014. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting. A copy of our management’s report and the report of Deloitte & Touche LLP, our independent registered public accounting firm, are included in our Financial Statements and Supplementary Data beginning on page F-1.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics that applies to all of our executive officers and directors, a copy of which is filed as Exhibit 14.

The remaining information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders under the captions “Election of Directors,” “Further Information Concerning the Board of Directors – Committees of the Board”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.” See also Item 1 – Business above.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders under the captions “Executive Compensation” and “Further Information Concerning the Board of Directors – Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders under the captions “Ownership of Management and Principal Stockholders” and Executive Compensation – “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders under the captions “Further Information Concerning the Board of Directors – Board Independence” and “Transactions with the Company.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm.”

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

Date: December 11, 2014

CENTRAL GARDEN & PET COMPANY

By	/S/ JOHN R. RANELLI
John R. Ranelli
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/S/ JOHN R. RANELLI John R. Ranelli	Director, Chief Executive Officer and President (Principal Executive Officer)	December 11, 2014

/S/ LORI A. VARLAS Lori A. Varlas	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 11, 2014

/S/ WILLIAM E. BROWN William E. Brown	Chairman	December 11, 2014

/S/ JOHN B. BALOUSEK John B. Balousek	Director	December 11, 2014

/S/ DAVID N. CHICHESTER David N. Chichester	Director	December 11, 2014

/S/ BROOKS M. PENNINGTON, III Brooks M. Pennington, III	Director	December 11, 2014

/S/ ALFRED A. PIERGALLINI Alfred A. Piergallini	Director	December 11, 2014

/S/ M. BETH SPRINGER M. Beth Springer	Director	December 11, 2014

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

Based on evaluation of the criteria set forth by COSO in Internal Control – Integrated Framework (1992), management concluded that our internal control over financial reporting was effective as of September 27, 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Central Garden & Pet Company:

We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company”) as of September 27, 2014 and September 28, 2013, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended September 27, 2014. We also have audited the Company’s internal control over financial reporting as of September 27, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Garden & Pet Company and subsidiaries as of September 27, 2014 and September 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2014, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

December 11, 2014

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED BALANCE SHEETS

	September 27, 2014	September 28, 2013
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$78,676	$15,156
Restricted cash	14,283	0
Short term investments	9,990	17,820
Accounts receivable, net	193,729	194,260
Inventories	326,386	391,934
Prepaid expenses, deferred income taxes and other	48,488	53,484

Total current assets	671,552	672,654
Plant, property and equipment, net	166,849	188,913
Goodwill	208,233	205,756
Other intangible assets, net	87,997	79,868
Other assets	14,096	13,969

Total	$1,148,727	$1,161,160

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$88,428	$103,569
Accrued expenses	84,379	78,618
Current portion of long-term debt	291	142

Total current liabilities	173,098	182,329
Long-term debt	449,948	472,445
Deferred income taxes and other long-term obligations	39,228	36,362
Commitments and contingencies (Note 12)
Equity:
Common stock	124	122
Class A common stock	369	353
Class B stock	16	16
Additional paid-in capital	396,586	389,153
Retained earnings	86,396	77,592
Accumulated other comprehensive income	1,232	1,442

Total Central Garden & Pet shareholders’ equity	484,723	468,678
Noncontrolling interest	1,730	1,346

Total equity	486,453	470,024

Total	$1,148,727	$1,161,160

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
	(in thousands, except per share amounts)
Net sales	$1,604,357	$1,653,633	$1,700,013
Cost of goods sold and occupancy	1,150,333	1,189,731	1,185,855

Gross profit	454,024	463,902	514,158
Selling, general and administrative expenses	397,811	416,038	439,737
Goodwill impairment	0	7,709	0

Income from operations	56,213	40,155	74,421
Interest expense	(42,844)	(43,112)	(40,315)
Interest income	94	142	145
Other income (expense)	403	(677)	678

Income (loss) before income taxes and noncontrolling interest	13,866	(3,492)	34,929
Income tax expense (benefit)	4,045	(2,592)	12,816

Net income (loss) including noncontrolling interest	9,821	(900)	22,113
Net income attributable to noncontrolling interest	1,017	1,029	940

Net income (loss) attributable to Central Garden & Pet Company	$8,804	$(1,929)	$21,173

Net income (loss) per share attributable to Central Garden & Pet Company:
Basic	$0.18	$(0.04)	$0.44
Diluted	$0.18	$(0.04)	$0.44
Weighted average shares used in the computation of net income per share:
Basic	48,880	48,094	47,622
Diluted	49,397	48,094	48,374

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Fiscal Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
Net income (loss)	$9,821	$(900)	$22,113
Other comprehensive income (loss):
Foreign currency translation	(200)	(97)	520
Unrealized loss on securities	(10)	0	0

Total comprehensive income (loss)	9,611	(997)	22,633
Comprehensive income attributable to noncontrolling interests	1,017	1,029	940

Comprehensive income (loss) attributable to Central Garden & Pet Company	$8,594	$(2,026)	$21,693

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(dollars in thousands)

	Central Garden & Pet Company
	Common Stock		Class A Common Stock		Class B Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 24, 2011	12,949,593	$129	35,941,360	$359	1,652,262	$16	$396,208	$59,045	$1,019	$456,776	6	$456,782
Stock-based compensation	0	0	0	0	0	0	5,449	0	0	5,449	0	5,449
Tax benefit on exercise of stock options	0	0	0	0	0	0	56	0	0	56	0	56
Restricted share activity	(9,722)	(0)	90,540	1			369			370		370
Issuance of common stock	0	0	579,702	6	0	0	471	0	0	477	0	477
Repurchase of common stock	(692,300)	(7)	(1,904,700)	(19)	0	0	(20,358)	(500)	0	(20,884)	0	(20,884)
Other comprehensive income.	0	0	0	0	0	0	0	0	520	520	0	520
Net income	0	0	0	0	0	0	0	21,173	0	21,173	940	22,113

Balance, September 29, 2012	12,247,571	122	34,706,902	347	1,652,262	16	382,195	79,718	1,539	463,937	946	464,883
Stock-based compensation	0	0	0	0	0	0	4,210	0	0	4,210	0	4,210
Tax deficiency on exercise of stock options, net of tax benefit	0	0	0	0	0	0	(90)	0	0	(90)	0	(90)
Restricted share activity	(820)	0	442,238	4			2,460			2,464		2,464
Issuance of common stock	0	0	307,761	3	0	0	1,683	0	0	1,686	0	1,686
Repurchase of common stock	0	0	(165,900)	(1)	0	0	(1,305)	(197)	0	(1,503)	0	(1,503)
Distribution to noncontrolling interest											(629)	(629)
Other comprehensive loss	0	0	0	0	0	0	0	0	(97)	(97)	0	(97)
Net loss	0	0	0	0	0	0	0	(1,929)	0	(1,929)	1,029	(900)

Balance, September 28, 2013	12,246,751	122	35,291,001	353	1,652,262	16	389,153	77,592	1,442	468,678	1,346	470,024
Stock-based compensation	0	0	0	0	0	0	4,572	0	0	4,572	0	4,572
Tax deficiency on exercise of stock options, net of tax benefit	0	0	0	0	0	0	(1,973)	0	0	(1,973)	0	(1,973)
Restricted share activity	190,556	2	1,232,105	12	0	0	3,446			3,460		3,460
Issuance of common stock	0	0	364,505	4	0	0	1,390	0	0	1,394	0	1,394
Repurchase of common stock	0	0	(300)	0	0	0	(2)	(0)	0	(2)	0	(2)
Distribution to noncontrolling interest											(633)	(633)
Other comprehensive loss	0	0	0	0	0	0	0	0	(210)	(210)	0	(210)
Net income	0	0	0	0	0	0	0	8,804	0	8,804	1,017	9,821

Balance, September 27, 2014	12,437,307	$124	36,887,311	$369	1,652,262	$16	$396,586	$86,396	$1,232	$484,723	$1,730	$486,453

See notes to consolidated financial statements

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$9,821	$(900)	$22,113
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	35,781	32,968	30,425
Stock-based compensation	7,678	15,892	7,510
Excess tax benefits from stock-based awards	(498)	(388)	(1,881)
Deferred income taxes	5,548	(3,233)	14,411
Gain on sale of property and equipment	(4,875)	0	0
Loss on disposal of property, plant and equipment	1,063	547	180
Write-off of deferred financing costs	1,731	0	0
Other long-lived asset impairments	5,870	0	0
Unrealized (gains) losses on derivative financial instruments	0	0	(83)
Goodwill impairment	0	7,709	0
Other	249	370	0
Changes in assets and liabilities (excluding businesses acquired):
Receivables	2,655	8,185	(6,841)
Inventories	69,698	(61,697)	(164)
Prepaid expenses and other assets	1,931	4,798	7,549
Accounts payable	(16,321)	(23,866)	9,805
Accrued expenses	8,442	(7,781)	4,955
Other long-term obligations	(2,306)	(886)	1,190

Net cash provided (used) by operating activities	126,467	(28,282)	89,169

Cash flows from investing activities:
Additions to property, plant and equipment	(17,173)	(25,172)	(39,592)
Businesses acquired, net of cash acquired	(20,282)	(4,835)	0
Proceeds from disposals of land, buildings, etc.	8,737	0	0
Change in restricted cash and cash equivalents.	(14,283)	0	0
Maturities of short-term investments.	17,820	4,885	0
Investment in short-term investments	(10,000)	0	(4,885)

Net cash used in investing activities	(35,181)	(25,122)	(44,477)

Cash flows from financing activities:
Repayments on revolving line of credit	(301,000)	(368,000)	(339,000)
Borrowings on revolving line of credit	278,000	391,000	304,000
Repayments of long-term debt	(367)	(332)	(353)
Issuance of long-term debt	0	0	49,312
Proceeds from issuance of common stock	1,165	613	2,129
Excess tax benefits from stock-based awards	498	388	1,881
Repurchase of common stock, including shares surrendered for tax withholding	(2,332)	(2,731)	(24,829)
Distribution to noncontrolling interest	(633)	(629)	0
Payment of financing costs	(3,090)	0	(1,715)

Net cash provided (used) by financing activities	(27,759)	20,309	(8,575)

Effect of exchange rate changes on cash and equivalents	(7)	(224)	327

Net (decrease) increase in cash and cash equivalents	63,520	(33,319)	36,444
Cash and cash equivalents at beginning of year	15,156	48,475	12,031

Cash and cash equivalents at end of year	$78,676	$15,156	$48,475

Supplemental information:
Cash paid for interest	$41,549	$42,960	$40,930
Cash paid for income taxes – net of refunds	826	(2,493)	(8,048)
Non-cash investing and financing activities:
Capital expenditures incurred but not paid	238	926	1,677
Liability for contingent performance based payments	249	4,165	0
Restricted share stock bonus	4,086	9,579	948

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended September 27, 2014,

September 28, 2013, and September 29, 2012

1. Organization and Significant Accounting Policies

Organization – Central Garden & Pet Company (“Central”), a Delaware corporation, and subsidiaries (the “Company”), is a leading marketer and producer of quality branded products for the pet and lawn and garden supplies markets.

Basis of Consolidation and Presentation – The consolidated financial statements include the accounts of Central and all majority-owned subsidiaries. All intercompany balances and transactions have been eliminated. The fiscal years ended September 27, 2014, September 28, 2013 included 52 weeks; the fiscal year ended September 29, 2012 included 53 weeks.

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

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period including realization of accounts receivable and inventory and valuation of goodwill and intangibles. Actual results could differ from those estimates.

Revenue Recognition – Sales are recognized when merchandise is shipped, risk of loss and title passes to the customer and the Company has no further obligations to provide services related to such merchandise. Discounts, volume-based rebate incentives and most cooperative advertising amounts are recorded as a reduction of sales. The Company’s practice on product returns is to accept and credit the return of unopened cases of products from customers where the quantity is small, where the product has been mis-shipped or the product is defective. Provisions are made for estimated sales returns which are deducted from net sales at the time of shipment. Sales also include shipping and handling costs billed directly to customers. The amount billed to customers for shipping and handling costs included in net sales for the fiscal years ended September 27, 2014, September 28, 2013, and September 29, 2012 was $8.0 million, $6.9 million, and $4.8 million, respectively.

Cost of goods sold and occupancy consists of cost of product, inbound freight charges, purchasing and receiving costs, certain indirect purchasing, merchandise handling and storage costs, internal transfer costs as well as allocations of overhead costs, including depreciation, related to the Company’s facilities. Cost of goods sold excludes substantially all shipping and handling and out-bound freight costs to customers, which are included in selling, general and administrative expenses as delivery expenses. The cost of shipping and handling, including internal costs and payments to third parties, included in delivery expenses within selling, general and administrative expenses for the fiscal years ended September 27, 2014, September 28, 2013, and September 29, 2012 was $45.6 million, $47.7 million, and $54.6 million, respectively.

Advertising Costs – The Company expenses the costs of advertising as incurred. Advertising expenses were $30.9 million, $44.5 million, and $54.4 million in fiscal 2014, 2013, and 2012, respectively.

401(k) Plans – The Company sponsors several 401(k) plans which cover substantially all employees. The Company’s matching contributions expensed under these plans were $1.9 million for fiscal year 2014, and $2.1

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million for fiscal years 2013 and 2012. In fiscal 2014, 2013, and 2012, the Company’s matching contributions made in the Company’s Class A common stock resulted in the issuance of approximately 245,000, 229,000, and 230,000 shares, respectively.

Other income consists principally of earnings from equity method investments and foreign exchange gains and losses.

Income taxes are accounted for under the asset and liability method. Deferred income taxes result primarily from bad debt allowances, inventory and goodwill write-downs, amortization and depreciation. The Company establishes a valuation allowance for deferred tax assets when management believes it is more likely than not a deferred tax asset will not be realized. As of fiscal year-end 2014, and 2013, the Company had valuation allowances related to various state and foreign net deferred tax assets of $6.2 million and $7.0 million, respectively.

United States income taxes have not been provided on undistributed earnings (approximately $2.1 million at September 27, 2014) of our foreign subsidiary since all such earnings are considered indefinitely reinvested overseas. The potential deferred tax liability associated with these earnings, net of foreign tax credits associated with the earnings, is approximately $0.3 million.

Cash and cash equivalents include cash and all highly liquid instruments with a maturity of three months or less at the date of purchase.

Restricted cash and cash equivalents include cash and highly liquid instruments that are used as collateral for stand–alone letter of credit agreements.

Short term investments include investments with original maturities greater than three months and remaining maturities of one year or less.

Accounts receivable are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although a finance charge may be applied to such receivables that are past due.

Allowance for doubtful accounts – Trade accounts receivable are regularly evaluated for collectability based on past credit history with customers, their expected returns and their current financial condition.

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

Long-Lived Assets – The Company reviews its long-lived assets, including amortizable and indefinite-lived intangible assets and property, plant and equipment, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, and annually

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for indefinite-lived intangible assets. An impairment loss would be recognized for amortizable intangible assets and property, plant and equipment when estimated undiscounted future cash flows expected to result from the use of the asset are less than its carrying amount. An impairment loss would be recognized for an intangible asset with an indefinite useful life if its carrying value exceeds its fair value. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Due to changes in the Company’s operations and related plans for future SAP implementations, the Company determined that certain software costs previously capitalized had no future value, and accordingly, wrote off capitalized costs of $5.9 million in the fourth quarter of fiscal 2014. Should market conditions or the assumptions used by the Company in determining the fair value of assets change, or management changes plans regarding the future use of certain assets, additional charges to operations may be required in the period in which such conditions occur. See Note 10 – Other Intangible Assets.

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

Investments – The Company owns membership interests approximating 50% in two unconsolidated companies. The Company accounts for its interest in these entities using the equity method. Equity income of $0.6 million in 2014, $0.9 million in fiscal 2013, and $0.7 million in fiscal 2012 is included in other income in the consolidated statements of operations. The Company’s investment in these entities was $0.6 million at September 27, 2014, and $0.8 million at September 28, 2013. On a combined basis, the assets, liabilities, revenues and expenses of these entities are not significant.

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

Fair Value of Financial Instruments – At September 27, 2014 and September 28, 2013, the carrying amount of cash and cash equivalents, short term investments, accounts receivable and payable, short term borrowings and accrued liabilities approximates fair value because of the short term nature of these instruments. The estimated fair value of the Company’s senior subordinated notes is based on quoted market prices for these instruments. See Note 2 for further information regarding the fair value of the Company’s financial instruments.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of September 27, 2014 and September 28, 2013, the Company had no outstanding derivative instruments.

Stock-Based Compensation – Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is expensed ratably over the service period of the award. Total compensation costs recognized under all share-based arrangements in fiscal 2014 was $7.7 million ($4.9 million after tax), fiscal 2013 was $15.9 million ($10.0 million after tax), and in fiscal 2012 was $7.5 million ($4.7 million after tax). See Note 14 for further information.

Total Comprehensive Income (Loss) – Total comprehensive income (loss) consists of two components: net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under generally accepted accounting principles are recorded directly as an element of shareholders’ equity, but are excluded from net income. Other comprehensive income (loss) is comprised of currency translation adjustments relating to the Company’s foreign subsidiary whose functional currency is not the U.S. dollar and unrealized gains and losses on investments classified as available for sale.

Recent Accounting Pronouncements –

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. This update was issued as Accounting Standards Codification Topic 606. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Stock Based Compensation

In June 2014, the FASB issued ASU No. 2014-12 (ASU 2014-12), Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the effect that the adoption of this standard will have on its financial statements.

2. Fair Value Measurements

Generally accepted accounting principles require financial assets and liabilities to be categorized based on the inputs used to calculate their fair values as follows:

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

The Company’s financial instruments include cash and equivalents, restricted cash and equivalents, short term investments, accounts receivable and payable, derivative instruments, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 27, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments (a)	$9,990	$0	$0	$9,990

Total assets	$9,990	$0	$0	$9,990

Liabilities:
Liability for contingent consideration (b)	$0	$0	$4,414	$4,414

Total liabilities	$0	$0	$4,414	$4,414

The following table presents our financial assets and liabilities at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 28, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit (c)	$0	$17,820	$0	$17,820

Total assets	$0	$17,820	$0	$17,820

Liabilities:
Liability for contingent consideration (b)	$0	$0	$4,165	$4,165

Total liabilities	$0	$0	$4,165	$4,165

(a)	The fair value of short-term investments are based on quoted prices in active markets for identical assets.
(b)	The liability for contingent consideration relates to an earn-out for B2E, acquired in December 2012 – See Note 4. The fair value of the contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity. This is presented as part of long-term liabilities in our consolidated balance sheets.
(c)	The fair value of the Company’s time deposits is based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. These are presented as short term investments in the Company’s consolidated balance sheets.

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the years ended September 27, 2014 and September 28, 2013 (in thousands):

Amount
Balance as of September 28, 2013	$4,165
Changes in the fair value of contingent performance-based payments established at the time of acquisition	249

Balance as of September 27, 2014	$4,414

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

During the fiscal year ended September 28, 2013, the Company recognized a non-cash charge of $7.7 million, as the carrying value of its Garden segment goodwill exceeded the implied fair value of the goodwill. The fair market value of these non-financial assets was determined using an income approach and Level 3 inputs, which required management to make significant estimates about future cash flows. See Note 9 – Goodwill.

Fair Value of Other Financial Instruments

The estimated fair value of the Company’s $450.0 million 8.25% senior subordinated notes due 2018 as of September 27, 2014 was $459.5 million, compared to a carrying value of $449.5 million. The estimated fair value is based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.

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

Commodity and commodity index futures, swaps and option contracts are used to economically hedge commodity input prices on grains and proteins. These derivative contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. Generally, the Company economically hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months. As of September 27, 2014 and September 28, 2013, the Company had no outstanding derivative instruments. As of September 29, 2012, the Company had economically hedged certain portions of its anticipated consumption of commodity inputs using derivative instruments with expiration dates through February 2013.

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheets, with the exception of normal purchases and normal sales expected to result in physical delivery. The Company’s derivative financial instruments have not been designated as hedging instruments for accounting purposes. The Company recognizes realized and unrealized gains and losses from derivatives used to economically hedge anticipated commodity consumption in other income (expense) on the consolidated statement of operations.

The following table presents the effect of derivative instruments recorded in other income (expense) on the consolidated statements of operations (in thousands):

	Fiscal Year Ended
Derivatives Not Designated as Hedging Instruments	September 27, 2014	September 28, 2013	September 29, 2012
Commodity contracts	$0	$(958)	$111

Total derivative instruments	$0	$(958)	$111

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Acquisitions

Fiscal 2014

Envincio

On April 1, 2014, the Company purchased certain assets of Envincio LLC, including brands, EPA registrations, inventory and trade receivables, for approximately $20.3 million. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by approximately $2.5 million, which is recorded in goodwill. The operating results of this acquisition did not have a material impact on the Company’s consolidated financial statements. Financial results for Envincio have been included in the results of operations within the Pet segment since the date of acquisition. This acquisition is expected to enable the Company to be a key supplier and product innovator in the growing natural insecticides product market, often characterized as EPA-exempt products, and expand its offerings in traditional pesticides.

The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments:

(In thousands)	Amounts Recognized as of Acquisition Date
Current assets, net of cash and cash equivalents acquired	$6,650
Fixed assets	20
Goodwill	2,477
Intangible assets	12,306
Current liabilities	(1,170)

Net assets acquired, less cash and cash equivalents	$20,283

Fiscal 2013

In December 2012, the Company acquired the remaining majority interest in FourStar Microbial Products, LLC (Four Star Microbial) for approximately $4.8 million in cash and approximately $4.2 million of contingent future performance-based payments. The purchase price exceeded the estimated fair value of the tangible and intangible assets acquired by $3.2 million, which was recorded as goodwill. The operating results of FourStar Microbial had no material impact on the consolidated financial statements. In the future, the Company expects the acquisition will enhance its capability to service professional providers of mosquito abatement.

Fiscal 2012

The Company made no acquisitions during fiscal 2012.

5. Concentration of Credit Risk and Significant Customers and Suppliers

Customer Concentration – Approximately 41% of the Company’s net sales for fiscal 2014, 43% for fiscal 2013 and 45% for fiscal 2012 were derived from sales to the Company’s top five customers. The Company’s largest customer accounted for approximately 17%, 16%, and 17% of the Company’s net sales in fiscal years 2014, 2013, and 2012, respectively. The Company’s second largest customer in 2014 accounted for approximately 8% of the Company’s net sales in both 2014 and 2013 and 7% in 2012. The Company’s third largest customer accounted for approximately 7%, 8%, and 9% of the Company’s net sales in fiscal years 2014, 2013, and 2012, respectively. The loss of, or significant adverse change in, the relationship between the Company and any of these three customers could have a material adverse effect on the Company’s business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disputes regarding shipments, fees, merchandise condition or related matters, or the Company’s inability to collect accounts receivable from any major customer could also have a material adverse impact on the Company’s business and financial results. As of September 27, 2014 and September 28, 2013, accounts receivable from the Company’s top five customers comprised approximately 37% and 35% of the Company’s total accounts receivable, including 11% and 9% from the Company’s largest customer.

Supplier Concentration – While the Company purchases products from many different manufacturers and suppliers, approximately 10%, 11%, and 9% of the Company’s cost of goods sold in fiscal years 2014, 2013, and 2012, respectively, were derived from products purchased from the Company’s five largest suppliers.

6. Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts are summarized below (in thousands):

Description	Balances at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Asset Write-Offs, Less Recoveries	Balances at End of Period
Fiscal year ended September 29, 2012	$15,590	$5,291	$(2,307)	$18,574
Fiscal year ended September 28, 2013	18,574	4,373	(1,789)	21,158
Fiscal year ended September 27, 2014	21,158	8,988	(4,934)	25,212

7. Inventories, net

Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	September 27, 2014	September 28, 2013
Raw materials	$93,678	$121,695
Work in progress	13,397	19,856
Finished goods	207,818	236,322
Supplies	11,493	14,060

Total inventories, net	$326,386	$391,934

8. Property and Equipment, Net

Property and equipment consists of the following (in thousands):

	September 27, 2014	September 28, 2013
Land	$8,678	$9,504
Buildings and improvements	109,618	112,882
Transportation equipment	5,388	5,646
Machine and warehouse equipment	163,783	179,723
Capitalized software	107,271	104,034
Office furniture and equipment	25,091	25,248

	419,829	437,037
Accumulated depreciation and amortization	(252,980)	(248,124)

	$166,849	$188,913

Depreciation and amortization expense, including the amortization of intangible assets, charged to operations was $35.8 million, $33.0 million, and $30.4 million for fiscal 2014, 2013, and 2012, respectively.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Goodwill

Changes in the carrying amount of goodwill for the fiscal years ended September 27, 2014, September 28, 2013 and September 29, 2012 (in thousands):

	Garden Products Segment	Pet Products Segment	Total
Balance as of September 24, 2011
Goodwill	$213,583	$398,492	$612,075
Accumulated impairment losses	(205,874)	(195,978)	(401,852)

	7,709	202,514	210,223

Balance as of September 29, 2012
Goodwill	213,583	398,492	612,075
Accumulated impairment losses	(205,874)	(195,978)	(401,852)

	7,709	202,514	210,223

Additions in fiscal 2013	0	3,242	3,242
Impairment losses in fiscal 2013	(7,709)	0	(7,709)
Balance as of September 28, 2013
Goodwill	213,583	401,734	615,317
Accumulated impairment losses	(213,583)	(195,978)	(409,561)

	0	205,756	205,756

Additions in fiscal 2014	0	2,477	2,477
Balance as of September 27, 2014
Goodwill	213,583	404,211	617,794
Accumulated impairment losses	(213,583)	(195,978)	(409,561)

	$0	$208,233	$208,233

Additions or reductions to goodwill include acquisitions, purchase price adjustments and adjustments of amounts upon finalization of purchase accounting.

The Company tests goodwill for impairment annually (on the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by initially comparing the fair value of the Company’s reporting units to their related carrying values. If the fair value of the reporting unit is less than its carrying value, the Company performs an additional step to determine the implied fair value of goodwill associated with that reporting unit. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and, accordingly, the Company recognizes such impairment. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of all four reporting units to the Company’s total market capitalization.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and (iii) projected revenue and operating profit growth rates used in the reporting unit models. Actual results may differ from those estimates. The valuations employ present value techniques to measure fair value and consider market factors.

In connection with the Company’s annual goodwill impairment testing performed during fiscal 2014, the first step of such testing indicated that the fair value of the Company’s reporting segments exceeded their carrying value by more than 10%, and accordingly, no further testing of goodwill was required.

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

In connection with the Company’s annual goodwill impairment testing performed during fiscal 2012, the first step of such testing indicated that the fair value of the Company’s reporting segments exceeded their carrying value by more than 10%, and accordingly, no further testing of goodwill was required.

Changes in the judgments and estimates underlying the Company’s analysis of goodwill for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of the reporting units in the future and could result in additional impairment of goodwill.

10. Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
September 27, 2014
Marketing-related intangible assets – amortizable	$15.5	$(9.9)	$0	$5.6
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	75.1	(9.9)	(16.9)	48.3

Customer-related intangible assets – amortizable	42.8	(20.2)	0	22.6

Other acquired intangible assets – amortizable	19.4	(8.8)	0	10.6
Other acquired intangible assets – nonamortizable	7.7	0	(1.2)	6.5

Total	27.1	(8.8)	(1.2)	17.1

Total other intangible assets	$145.0	$(38.9)	$(18.1)	$88.0

September 28, 2013
Marketing-related intangible assets – amortizable	$12.5	$(8.9)	$0	$3.6
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	72.1	(8.9)	(16.9)	46.3

Customer-related intangible assets – amortizable	42.8	(17.9)	0	24.9

Other acquired intangible assets – amortizable	16.6	(7.9)	0	8.7
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	17.8	(7.9)	(1.2)	8.7

Total other intangible assets	$132.7	$(34.7)	$(18.1)	$79.9

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible assets acquired include contract-based and technology-based intangible assets.

As part of its acquisition of Envincio, LLC during the third quarter of fiscal 2014, the Company acquired approximately $3.0 million of marketing related intangible assets and $9.3 million of other intangible assets. See Note 4 – Acquisitions.

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 1 to 25 years; over weighted average remaining lives of eight years for marketing-related intangibles, 15 years for customer-related intangibles and 14 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $4.3 million, $5.1 million, and $5.6 million, for fiscal 2014, 2013, and 2012, respectively, and is classified within operating expenses in the consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $4 million – $5 million per year from fiscal 2015 through fiscal 2019.

The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. For fiscal 2014, 2013 and 2012, the Company tested its indefinite-lived intangible assets and no impairment was indicated. Other factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in fiscal 2014, and accordingly, no impairment testing was performed on these assets.

11. Long-Term Debt

Long-term debt consists of the following:

	September 27, 2014	September 28 2013
	(in thousands)
Senior subordinated notes, net of unamortized discount of $471 and $583, interest at 8.25%, payable semi-annually, principal due March 2018	$449,529	$449,417
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.25% to 1.75% or Base Rate plus a margin of 0.25% to 0.75%, final maturity December 2018	0	0
Revolving credit facility, interest at Alternate Base Rate plus a margin of 0.75% to 1.75%, or LIBOR plus a margin of 1.75% to 2.75%, final maturity June 2016	0	23,000
Other notes payable	710	170

Total	450,239	472,587
Less current portion	(291)	(142)

Long-term portion	$449,948	$472,445

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The 2018 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants in the 2018 Notes indenture as of September 27, 2014.

Asset Backed Loan Facility

On December 5, 2013, the Company entered into a credit agreement which provides up to a $390 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on December 5, 2018 and replaced the Company’s prior revolving credit facility. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of September 27, 2014, there were no borrowings outstanding under the Credit Facility. There were no letters of credit outstanding under the Credit Facility as of September 27, 2014. There were other letters of credit of $12.6 million outstanding as of September 27, 2014.

The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. The borrowing availability as of September 27, 2014 was $330 million. Borrowings under the Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s total outstanding borrowings. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25%-1.75% (and was 1.25% at September 27, 2014) and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.75% (and was 0.25% at September 27, 2014). As of September 27, 2014, the applicable interest rate related to Base Rate borrowings was 3.5%, and the applicable interest rate related to LIBOR-based borrowings was 1.4%.

The Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all assets of the Company. The Company was in compliance with all covenants under the Credit Facility during the fiscal year ended September 27, 2014.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The scheduled principal repayments on long-term debt as of September 27, 2014 are as follows:

	(in thousands)
Fiscal year:
2015	$291
2016	287
2017	122
2018	450,030
2019	3
Thereafter	0

Total	$450,733	(1)

(1)	Debt repayments include an amount in excess of the carrying value of debt and reflect the unamortized portion of the original issue discount on the Senior Subordinated Notes of $0.5 million as of September 27, 2014, which is amortizable until March 2018.

12. Commitments and Contingencies

Commitments

Letters of credit – The Company had $12.6 million of outstanding letters of credit related to normal business transactions at September 27, 2014. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The amount of cash collateral in these segregated accounts was $14.3 million and is reflected in “Restricted cash and cash equivalents” on the Consolidated Balance Sheets.

Purchase commitments – Production and purchase agreements (primarily for grass seed and grains) entered into in the ordinary course of business obligate the Company to make future purchases based on estimated yields. The terms of these contracts vary and have fixed prices or quantities. At September 27, 2014, estimated annual purchase commitments were $98.5 million for fiscal 2015, $35.0 million for fiscal 2016, $20.5 million for fiscal 2017, $13.4 million for fiscal 2018, $7.4 million for fiscal 2019 and $1.9 million thereafter.

Leases – The Company has operating lease agreements principally for office and warehouse facilities and equipment. Such leases have remaining terms of 1 to 7 years. Rental expense was $21.3 million for fiscal 2014, $22.4 million for fiscal 2013 and $23.6 million for fiscal 2012.

Certain facility leases have renewal options and include escalation clauses. Minimum lease payments include scheduled rent increases pursuant to these escalation provisions.

Aggregate minimum annual payments on non-cancelable operating leases at September 27, 2014 are as follows:

(in thousands)
Fiscal year:
2015	$17,553
2016	14,088
2017	10,963
2018	5,458
2019	3,979
Thereafter	1,507

Total	$53,548

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingencies

The Company may from time to time become involved in legal proceedings in the ordinary course of business. Currently, the Company is not a party to any legal proceedings the resolution of which management believes would have a material effect on the Company’s financial position or results of operations.

The Company has received notices from several states stating that they have appointed an agent to conduct an examination of the books and records of the Company to determine whether it has complied with state unclaimed property laws. In addition to seeking unclaimed property subject to escheat laws, the states may seek interest, penalties and other relief. The examinations are at an early stage and, as such, management is unable to determine the impact, if any, on the Company’s financial position or results of operations.

The Company has experienced, and may in the future experience, issues with products that may lead to product liability, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. The Company has not experienced recent issues with products the resolution of which management believes would have a material effect on the Company’s financial position or results of operations.

13. Income Taxes

The provision for income tax expense (benefit) consists of the following:

	Fiscal Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
	(in thousands)
Current:
Federal.	$(329)	$52	$(1,003)
State.	873	958	603
Foreign.	0	0	35

Total	544	1,010	(365)

Deferred:
Federal.	4,171	(2,915)	12,671
State.	177	(687)	198
Foreign.	(847)	0	312

Total	3,501	(3,602)	13,181

Total	$4,045	$(2,592)	$12,816

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
Statutory federal income tax rate	35.0%	(35.0)%	35.0%
State income taxes, net of federal benefit	2.1	(5.2)	2.3
Other permanent differences	0.2	2.4	0.6
Adjustment of prior year accruals	(0.2)	1.8	0.2
Uncertain tax positions	0.4	3.7	0.0
Credits	(1.6)	(29.3)	(1.2)
Change in valuation allowances	(5.4)	(9.0)	(0.1)
Foreign rate differential	(1.3)	(3.6)	(0.1)

Effective income tax rate (benefit)	29.2%	(74.2%)	36.7%

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the impact of “temporary differences” between asset and liability amounts for financial reporting purposes and such amounts as determined based on existing tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	September 27, 2014		September 28, 2013
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Current:
Allowance for doubtful accounts .	$9,262	$0	$7,758	$0
Inventory write-downs	12,018	0	14,983	0
Prepaid expenses.	820	0	620	0
Nondeductible reserves	1,420	0	2,782	0
State taxes.	0	165	0	188
Employee benefits	7,816	0	6,062	0
Other.	3,233	0	3,012	0

Total	34,569	165	35,218	188

Noncurrent:
Depreciation and amortization.	0	46,458	0	39,100
Equity income.	0	127	0	393
State net operating loss carryforward	5,167	0	4,816	0
Stock based compensation	5,263	0	6,061	0
State credits	2,352	0	2,421	0
Other.	7,281	0	5,349	0
Valuation allowance	(6,215)	0	(6,968)	0

Total.	13,848	46,585	11,679	39,493

Total.	$48,417	$46,750	$46,897	$39,681

The Company has federal tax net operating losses of $6.6 million which begin to expire in 2033, state tax net operating losses of $102.6 million which expire at various times between 2014 and 2034, and foreign losses of $1.5 million, which do not expire. Pursuant to authoritative guidance, the benefit of stock options will only be recorded to stockholders’ equity when cash taxes payable are reduced. As of September 27, 2014, the portion of net operating loss carryforwards related to stock options is approximately $1.2 million, the benefit of which will be credited to additional paid-in capital when realized.

The Company has federal income tax credits of $1.4 million which expire between 2024 and 2034. The Company also has state income tax credits of $3.6 million, which expire at various times beginning in 2014 through 2030. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including past operating results, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against any deferred tax assets. The Company has determined there will be insufficient future separate state taxable income for the separate parent company to realize its deferred tax assets. Therefore, valuation allowances of $6.2 million and $7.0 million (net of federal impact) at September 27, 2014 and September 28, 2013, respectively, have been provided to reduce state deferred tax assets to amounts considered recoverable.

The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The Company recognizes interest and/or penalties related to income tax matters as a component of pretax income. As of September 27, 2014 and September 28, 2013, accrued interest was less than $0.1 million and no penalties were accrued related to uncertain tax positions.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table, which excludes interest and penalties, summarizes the activity related to the Company’s unrecognized tax benefits for fiscal years ended September 27, 2014 and September 28, 2013 (in thousands):

Balance as of September 29, 2012	$262
Increases related to prior year tax positions	247
Increases related to current year tax positions	60
Settlements	(202)
Decreases related to lapse of statute of limitations	(3)

Balance as of September 28, 2013	$364
Increases related to prior year tax positions	264
Increases related to current year tax positions	14
Decreases related to prior year tax positions	(166)
Settlements	(388)
Decreases related to lapse of statute of limitations	(1)

Balance as of September 27, 2014	$87

As of September 27, 2014, unrecognized income tax benefits totaled approximately $0.1 million and all of the unrecognized tax benefits would, if recognized, impact the Company’s effective income tax rate.

The Company is principally subject to taxation by the United States and various states within the United States. The Company’s tax filings in major jurisdictions are open to examination by tax authorities by the Internal Revenue Service from fiscal year ended 2011 forward and in various state taxing authorities generally from fiscal year ended 2010 forward.

The Company does not believe there will be any significant change in its unrecognized tax benefits within the next twelve months.

14. Stock-Based Compensation

The Company’s 2003 Omnibus Equity Incentive Plan (the “2003 Plan”), as amended, provides for the grant of options and restricted stock to key employees, directors and consultants of the Company up to an aggregate of 5.8 million shares of common stock of the Company. The 2003 Plan is administered by the Compensation Committee of the Board of Directors, which is comprised only of independent directors, and which must approve individual awards to be granted, vesting and exercise of share conditions.

In connection with a dividend payable in the form of two shares of the Class A Common Stock for each outstanding share of Common Stock and Class B Common Stock on February 5, 2007, the 2003 Plan was amended to include 9,734,982 shares of Class A Common Stock authorized for issuance. As a result of recent amendments, there is a total of 5,800,000 shares of Common Stock, 19,734,982 shares of Class A Common Stock and 500,000 shares of Preferred Stock authorized under the 2003 Plan. If and when the Company issues any shares of Preferred Stock under the 2003 Plan, it will reduce the amount of Class A Common Stock available for future issuance in an amount equal to the number of shares of Class A Common Stock that are issuable upon conversion of such Preferred Stock.

The Company has a Nonemployee Director Stock Option Plan (the “Director Plan”) which provides for the grant of options and restricted stock to nonemployee directors of the Company. The Director Plan, as amended, provides for the granting to each independent director of options to purchase a number of shares equal to $200,000 divided by the fair market value of the Company’s common stock on the date of each annual meeting of stockholders and a number of shares of restricted stock equal to $20,000 divided by such fair market value.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 27, 2014, there were approximately 2.3 million shares of Common Stock, 8.6 million shares of Class A Common Stock and no shares of Preferred Stock reserved for outstanding equity awards, and there were approximately 2.7 million shares of Common Stock, 8.5 million shares of Class A Common Stock and 0.5 million shares of Preferred Stock remaining for future awards.

Stock Option Awards

The Company recognized share-based compensation expense of $7.7 million, $15.9 million and $7.5 million for the years ended September 27, 2014, September 28, 2013 and September 29, 2012, respectively, as a component of selling, general and administrative expenses. Share-based compensation expense in fiscal 2014, 2013 and 2012, consisted of $2.8 million, $2.7 million and $3.8 million for stock options, and $3.0 million, $11.2 million and $1.7 million for stock awards. Share-based compensation expense in fiscal 2014, 2013 and 2012 also includes $1.9 million, $2.0 million and $2.0 million for the Company’s 401(k) matching contributions.

From fiscal 2008 to fiscal 2011, the Company granted stock options under its 2003 Plan that included performance targets and time-based vesting to key employees and executives. In March 2012, the Company eliminated all of the past and future performance goals relating to stock options granted from fiscal 2008 to fiscal 2011, except for the performance goals relating to the overall Company performance. The Company took this action because, as a result of the Company’s reorganization around functional lines during 2011, the extent to which cumulative performance targets for segments or business units have been or may be achieved became difficult or impossible to measure and the changes underway within the Company were not contemplated when the Company granted the options. After the amendment, 20% of the shares covered by each award continue to be performance-based. The time vested component of the options did not change. Approximately 250 employees were affected by the modification, and no additional compensation cost was recorded.

The performance-based component of the options granted in fiscal 2008 was achieved and 60% of the performance-based component of the options granted in fiscal 2009 was achieved and the related expense was recorded over the estimated service period. The Company currently estimates the performance-based component of the options granted in fiscal 2010 and 2011 is not probable of achievement and are not recording related expense. As of September 27, 2014, there were 4 million of unvested options, of which approximately 0.7 million are subject to performance based vesting criteria. To the extent Company goals are or are not achieved, the amount of stock-based compensation recognized in the future will be adjusted.

During fiscal 2014, the Company granted time-based stock options with an exercise price based on the closing fair market value on the date of the grant. The options granted in fiscal 2014 vest in four annual installments commencing approximately one year from the date of grant and expire approximately six years after the grant date.

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

The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life from the date of grant, 3.5 years in fiscal 2014, 3.5 years in fiscal 2013 and 3.5 years in fiscal 2012; stock price volatility, 34.3% in fiscal 2014, 34.8% in fiscal 2013 and 37.9% in fiscal 2012; risk free interest rates, 1.6% in fiscal 2014, 1.2% in fiscal 2013 and 0.9% in fiscal 2012; and no dividends during the expected term.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes option activity for the period ended September 27, 2014:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at September 28, 2013	12,571	$10.57	3 years	$1,166
Granted	248	$7.72
Exercised	(705)	$6.14
Cancelled or expired	(2,901)	$12.09

Outstanding at September 27, 2014	9,213	$10.35	3 years	$1,895

Exercisable at September 29, 2012	4,601	$11.34	2 years	$6,708
Exercisable at September 28, 2013	6,409	$11.21	2 years	770
Exercisable at September 27, 2014	5,205	$10.81	2 years	390
Expected to vest after September 27, 2014	3,390	$9.77	3 years	$1,272

The weighted average grant date fair value of options granted during the fiscal years ended September 27, 2014, September 28, 2013 and September 29, 2012 was $1.93, $1.72 and $2.72. The total intrinsic value of options exercised during the fiscal years ended September 27, 2014, September 28, 2013 and September 29, 2012 was $1.4 million, $1.1 million and $5.1 million, respectively.

As of September 27, 2014, there was $5.1 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted average vesting period of 2 years.

Restricted Stock Awards

As of September 27, 2014 and September 28, 2013, there were approximately 1.6 and 0.9 million shares, respectively, of restricted stock awards outstanding. The awards granted in fiscal 2014 generally vest in four annual installments commencing approximately one year from the date of grant. In fiscal 2014, approximately $6.4 million of bonus amounts earned in fiscal 2013 were paid by granting approximately 570,000 restricted shares that vested immediately.

Restricted stock award activity during the three fiscal years in the period ended September 27, 2014 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested at September 24, 2011	804	$9.79
Granted	159	$9.16
Vested	(98)	$12.12
Forfeited	(80)	$8.32

Nonvested at September 29, 2012	785	$9.53
Granted	552	$9.26
Vested	(354)	$9.60
Forfeited	(89)	$9.37

Nonvested at September 28, 2013	894	$9.35
Granted	1,021	$7.98
Vested	(226)	$9.92
Forfeited	(80)	$8.93

Nonvested at September 27, 2014	1,609	$8.43

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average grant date fair value of restricted stock awards granted during the fiscal years ended September 27, 2014, September 28, 2013 and September 29, 2012 was $7.98, $9.26 and $9.16, respectively. The aggregate fair value as of the vesting date of restricted shares that vested was $1.7 million, $3.4 million and $0.9 million for fiscal 2014, 2013 and 2012, respectively.

As of September 27, 2014, there was $10.1 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of two years.

15. Shareholders’ Equity

At September 27, 2014, there were 80,000,000 shares of common stock ($0.01 par value) authorized, of which 12,437,307 were outstanding, and 100,000,000 shares of non-voting Class A common stock ($0.01 par value) authorized, of which 36,887,311 were outstanding. The preferences and relative rights of the Class A common stock are identical to common stock in all respects, except that the Class A common stock generally will have no voting rights unless otherwise required by Delaware law.

There are 3,000,000 shares of Class B stock ($0.01 par value) authorized, of which 1,652,262 were outstanding at September 27, 2014 and September 28, 2013. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and the holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B stock have certain conversion rights and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.

During the third fiscal quarter of fiscal 2011, the Company’s Board of Directors authorized a $100 million share repurchase program, in part, to minimize the dilutive impact of the Company’s stock-based equity compensation programs over time. During the fiscal year ended September 27, 2014, the Company made no material stock repurchases. In total, as of September 27, 2014, the Company had repurchased approximately 6.3 million shares for an aggregate price of approximately $49.9 million under the share repurchase program.

16. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share (EPS) computations:

	Fiscal Year Ended September 27, 2014			Fiscal Year Ended September 28, 2013			Fiscal Year Ended September 29, 2012
	Net Income (Loss)	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income (loss) available to common shareholders	$8,804	48,880	$0.18	$(1,929)	48,094	$(0.04)	$21,173	47,622	$0.44
Effect of dilutive securities:
Options to purchase common stock		69	0		0	0		497	0
Restricted shares		448	0		0	0		255	0
Diluted EPS:
Net income (loss) available to common shareholders	$8,804	49,397	$0.18	$(1,929)	48,094	$(0.04)	$21,173	48,374	$0.44

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The price of options to purchase shares of common stock and Class A common stock outstanding at September 27, 2014 range from $6.43 to $16.23 per share. For fiscal 2014, 9.7 million options were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive.

The price of options to purchase shares of common stock and Class A common stock outstanding at September 28, 2013 range from $4.60 to $16.23 per share. For fiscal 2013, 10.4 million options were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive. Regardless of exercise price, all outstanding stock options were excluded in the calculation due to the net loss recorded for the period ended September 28, 2013. In periods where net earnings are reported, these options may become dilutive if the average market price of our common stock exceeds the exercise price of the outstanding options.

The price of options to purchase shares of common stock and Class A common stock outstanding at September 29, 2012 range from $4.60 to $16.23 per share. For fiscal 2012, 6.1 million options were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive.

17. Quarterly Financial Data – Unaudited

	Fiscal 2014
	1st Quarter	2nd Quarter	3rd Quarter		4th Quarter
	(in thousands, except per share amounts)
Net sales	$290,521	$501,611	$437,987		$374,238
Gross profit	79,741	147,596	119,131		107,556
Net income (loss) attributable to Central Garden & Pet Company	(12,708)	20,895	4,687	(1)	(4,070	) (1)
Net income (loss) per share:
Basic	$(0.26)	$0.43	$0.10		$(0.08)
Diluted	$(0.26)	$0.43	$0.09		$(0.08)
Weighted average common shares outstanding:
Basic	48,368	48,688	49,148		49,324
Diluted	48,368	49,116	49,841		49,324

	Fiscal 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Net sales	$292,497	$498,169	$494,130	$368,837
Gross profit	76,959	153,170	152,466	81,307
Net income (loss) attributable to Central Garden & Pet Company	(15,269)	22,196	13,725	(22,581	) (2)
Net income (loss) per share:
Basic	$(0.32)	$0.46	$0.28	$(0.47)
Diluted	$(0.32)	$0.46	$0.28	$(0.47)
Weighted average common shares outstanding:
Basic	47,871	48,064	48,173	48,264
Diluted	47,871	48,740	48,822	48,264

(1)	The Company recognized a $16.9 million charge related to certain products introduced in fiscal 2013 and a $2.0 million gain on the sale of manufacturing plant assets in its Garden segment during the third quarter of fiscal 2014, as well as a $2.9 million gain on the sale of manufacturing plant assets in its Garden segment in the fourth quarter of fiscal 2014.
(2)	The Company recognized a $7.7 million goodwill impairment charge and an $11.2 million charge related to certain products introduced in fiscal 2013 in its Garden segment during the fourth quarter of fiscal 2013.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Transactions with Related Parties

During each of the fiscal years 2013 and 2012, subsidiaries of the Company purchased approximately $1.0 million of products from Bio Plus, Inc., a company that produces granular peanut hulls. As of September 28, 2013, the amounts owed to BioPlus, Inc. for such purchases were not material. A director of the Company was a minority shareholder and a director of Bio Plus, Inc until May 2013.

During fiscal 2014, 2013 and 2012, Tech Pac, a subsidiary of the Company, made purchases from Contract Packaging, Inc, (“CPI”), Tech Pac’s principal supplier and a minority 20% shareholder in Tech Pac. Tech Pac’s total purchases from CPI were approximately $30.8 million, $32.5 million and $39.3 million for fiscal years 2014, 2013 and 2012, respectively. Amounts due to CPI as of September 27, 2014 and September 28, 2013 were $0.6 and $0.5 million, respectively.

19. Business Segment Data

The Company’s chief operating decision-maker is its Chief Executive Officer. Operating segments are managed separately because each segment represents a strategic business that offers different products or services. The Company’s chief operating decision maker evaluates performance based on profit or loss from operations. The Company’s Corporate division is included in the following presentation since certain expenses of this division are not allocated separately to the two operating segments. Segment assets exclude cash equivalents, short-term investments, goodwill, and deferred taxes.

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

Category	2014	2013	2012
Pet supplies (excluding wild bird feed)	$774.2	$807.4	$847.1
Garden controls and fertilizer products	262.5	274.9	281.7
Wild bird feed	202.1	210.8	205.1
Other garden supplies	182.5	183.5	185.7
Grass seed	183.1	177.0	180.4

Total	$1,604.4	$1,653.6	$1,700.0

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

See Note 5 – Concentrations of Credit Risk and Significant Customers and Suppliers, for the Company’s largest customers by segment.

Financial information relating to the Company’s business segments for each of the three most recent fiscal years is presented in the table below (in thousands):

	Fiscal Year Ended
	September 27, 2014	September 28, 2013	September 29, 2012
Net sales:
Pet segment	$845,505	$888,228	$930,753
Garden segment	758,852	765,405	769,260

Total	$1,604,357	$1,653,633	$1,700,013

Income (loss) from operations:
Pet segment	$88,077	$95,451	$87,650
Garden segment	41,020 (1)	8,286 (2)	40,376
Corporate	(72,884)	(63,582)	(53,605)

Total	56,213	40,155	74,421
Interest expense	(42,844)	(43,112)	(40,315)
Interest income	94	142	145
Other income (expense)	403	(677)	678

Income (loss) before income taxes and noncontrolling interest	13,866	(3,492)	34,929
Income tax expense (benefit)	4,045	(2,592)	12,816

Net income (loss) including noncontrolling interest	9,821	(900)	22,113
Net income attributable to noncontrolling interest	1,017	1,029	940

Net income (loss) attributable to Central Garden & Pet Company	$8,804	$(1,929)	$21,173

Assets:
Pet segment	$414,279	$425,988	$411,059
Garden segment	337,461	388,581	341,716
Corporate and eliminations	396,987	346,591	396,772

Total	$1,148,727	$1,161,160	$1,149,547

Depreciation and amortization:
Pet segment	$17,256	$15,753	$14,507
Garden segment	6,793	6,410	6,213
Corporate	11,732	10,805	9,705

Total	$35,781	$32,968	$30,425

Expenditures for long-lived assets:
Pet segment	$8,561	$9,694	$15,540
Garden segment	5,541	7,496	4,138
Corporate	3,071	7,982	19,914

Total	$17,173	$25,172	$39,592

Noncontrolling interest is associated with the Garden segment.

(1)	Includes a $16.9 million charge related to certain products introduced in fiscal and a $4.9 million gain from the sale of manufacturing plant assets.
(2)	Includes goodwill impairment of $7.7 million and an $11.2 million charge related to certain products introduced in fiscal 2013.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Consolidating Condensed Financial Information of Guarantor Subsidiaries

Certain 100% wholly-owned subsidiaries of the Company (as listed below, collectively the “Guarantor Subsidiaries”) have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest on the Company’s $450 million 8.25% Senior Subordinated Notes (the “Notes”) due March 1, 2018. Certain subsidiaries and operating divisions are not guarantors of the Notes. Those subsidiaries that are guarantors and co-obligors of the Notes are as follows:

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Fiscal Year Ended September 27, 2014 (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$460,781	$109,453	$1,103,926	$(69,803)	$1,604,357
Cost of goods sold and occupancy	370,492	87,028	757,217	(64,404)	1,150,333

Gross profit	90,289	22,425	346,709	(5,399)	454,024
Selling, general and administrative expenses	117,240	18,230	267,740	(5,399)	397,811

Income (loss) from operations	(26,951)	4,195	78,969	0	56,213
Other (income) expense	(186)	(583)	366	0	(403)
Interest expense	42,742	218	(116)	0	42,844
Interest income	92	2	0	0	94

Income (loss) before taxes and equity in earnings of affiliates	(69,415)	4,562	78,719	0	13,866
Income tax expense (benefit)	(26,962)	756	30,251	0	4,045
Equity in earnings of affiliates	51,257	0	1,506	(52,763)	0

Net income (loss) including noncontrolling interest	8,804	3,806	49,974	(52,763)	9,821
Noncontrolling interest	0	1,017	0	0	1,017

Net income attributable to Central Garden & Pet Company	$8,804	$2,789	$49,974	$(52,763)	$8,804

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Fiscal Year Ended September 28, 2013 (As Revised) (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$453,001	$88,822	$1,186,328	$(74,518)	$1,653,633
Cost of goods sold and occupancy	364,120	73,068	821,524	(68,981)	1,189,731

Gross profit	88,881	15,754	364,804	(5,537)	463,902
Selling, general and administrative expenses	127,644	19,340	282,300	(5,537)	423,747

Income (loss) from operations	(38,763)	(3,586)	82,504	0	40,155
Other (income) expense	250	(398)	825	0	677
Interest expense	42,925	263	(76)	0	43,112
Interest income	140	2	0	0	142

Income (loss) before taxes and equity in earnings of affiliates	(81,798)	(3,449)	81,755	0	(3,492)
Income tax expense (benefit)	(46,789)	(2,567)	46,764	0	(2,592)
Equity in earnings of affiliates	33,080	0	(2,561)	(30,519)	0

Net income (loss) including noncontrolling interest	(1,929)	(882)	32,430	(30,519)	(900)
Noncontrolling interest	0	1,029	0	0	1,029

Net income (loss) attributable to Central Garden & Pet Company	$(1,929)	$(1,911)	$32,430	$(30,519)	$(1,929)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Fiscal Year Ended September 29, 2012 (As Revised) (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$483,337	$97,804	$1,218,521	$(99,649)	$1,700,013
Cost of goods sold and occupancy	360,236	72,058	847,889	(94,328)	1,185,855

Gross profit	123,101	25,746	370,632	(5,321)	514,158
Selling, general and administrative expenses	130,360	22,564	292,134	(5,321)	439,737

Income (loss) from operations	(7,259)	3,182	78,498	0	74,421
Other (income) expense	(108)	3	(573)	0	(678)
Interest expense	40,071	396	(152)	0	40,315
Interest income	142	2	1	0	145

Income (loss) before taxes and equity in earnings of affiliates	(47,080)	2,785	79,224	0	34,929
Income tax expense (benefit)	(16,607)	1,477	27,946	0	12,816
Equity in earnings of affiliates	51,646	0	1,579	(53,225)	0

Net income (loss) including noncontrolling interest	21,173	1,308	52,857	(53,225)	22,113
Noncontrolling interest	0	940	0	0	940

Net income attributable to Central Garden & Pet Company	$21,173	$368	$52,857	$(53,225)	$21,173

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) Fiscal Year Ended September 27, 2014 (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$8,804	$3,806	$49,974	$(52,763)	$9,821
Other comprehensive loss:
Foreign currency translation	0	(200)	0	0	(200)
Unrealized loss on securities	(10)	0	0	0	(10)

Total comprehensive income	8,794	3,606	49,974	(52,763)	9,611
Comprehensive income attributable to noncontrolling interests	0	1,017	0	0	1,017

Comprehensive income attributable to Central Garden &Pet Company	$8,794	$2,589	$49,974	$(52,763)	$8,594

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) Fiscal Year Ended September 28, 2013 (As Revised) (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(1,929)	$(882)	$32,430	$(30,519)	$(900)
Other comprehensive loss:
Foreign currency translation	0	(97)	0	0	(97)

Total comprehensive income (loss)	(1,929)	(979)	32,430	(30,519)	(997)
Comprehensive income attributable to noncontrolling interests	0	1,029	0	0	1,029

Comprehensive loss attributable to Central Garden &Pet Company	$(1,929)	$(2,008)	$32,430	$(30,519)	$(2,026)

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) Fiscal Ended September 29, 2012 (As Revised) (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$21,173	$1,308	$52,857	$(53,225)	$22,113
Other comprehensive income:
Foreign currency translation	0	520	0	0	520

Total comprehensive income	21,173	1,828	52,857	(53,225)	22,633
Comprehensive income attributable to noncontrolling interests	0	940	0	0	940

Comprehensive income attributable to Central Garden & Pet Company	$21,173	$888	$52,857	$(53,225)	$21,693

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED BALANCE SHEET September 27, 2014 (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$63,471	$12,806	$2,399	$0	$78,676
Restricted cash	14,283	0	0	0	14,283
Short term investments	9,990	0	0	0	9,990
Accounts receivable, net	41,235	8,268	144,226	0	193,729
Inventories	79,199	15,210	231,977	0	326,386
Prepaid expenses and other assets	26,092	816	21,580	0	48,488

Total current assets	234,270	37,100	400,182	0	671,552
Land, buildings, improvements and equipment, net	63,059	3,649	100,141	0	166,849
Goodwill	0	0	208,233	0	208,233
Other long term assets	25,230	4,244	83,713	(11,094)	102,093
Intercompany receivable	16,906	0	351,423	(368,329)	0
Investment in subsidiaries	983,413	0	0	(983,413)	0

Total	$1,322,878	$44,993	$1,143,692	$(1,362,836)	$1,148,727

LIABILITIES AND EQUITY
Accounts payable	$28,937	$3,542	$55,949	$0	$88,428
Accrued expenses and other liabilities	34,412	1,868	48,390	0	84,670

Total current liabilities	63,349	5,410	104,339	0	173,098
Long-term debt	449,855	0	93	0	449,948
Intercompany payable	323,315	45,014	0	(368,329)	0
Losses in excess of investment in subsidiaries	0	0	7,594	(7,594)	0
Other long-term obligations	1,636	0	48,686	(11,094)	39,228
Shareholders’ equity attributable to Central Garden & Pet	484,723	(7,161)	982,980	(975,819)	484,723
Noncontrolling interest	0	1,730	0	0	1,730

Total equity	484,723	(5,431)	982,980	(975,819)	486,453

Total	$1,322,878	$44,993	$1,143,692	$(1,362,836)	$1,148,727

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED BALANCE SHEET September 28, 2013 (As Revised) (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$5,438	$7,003	$2,715	$0	$15,156
Short term investments	17,820	0	0	0	17,820
Accounts receivable, net	35,685	7,672	150,903	0	194,260
Inventories	95,025	19,225	277,684	0	391,934
Prepaid expenses and other assets	24,032	887	28,565	0	53,484

Total current assets	178,000	34,787	459,867	0	672,654
Land, buildings, improvements and equipment, net	76,385	2,276	110,252	0	188,913
Goodwill	0	0	205,756	0	205,756
Other long term assets	26,130	3,859	75,348	(11,500)	93,837
Intercompany receivable	10,180	0	246,497	(256,677)	0
Investment in subsidiaries	932,156	0	0	(932,156)	0

Total	$1,222,851	$40,922	$1,097,720	$(1,200,333)	$1,161,160

LIABILITIES AND EQUITY
Accounts payable	$33,538	$2,794	$67,237	$0	$103,569
Accrued expenses and other liabilities	31,886	1,778	45,096	0	78,760

Total current liabilities	65,424	4,572	112,333	0	182,329
Long-term debt	472,418	0	27	0	472,445
Intercompany payable	214,258	42,419	0	(256,677)	0
Losses in excess of investments in subsidiaries	0	0	6,565	(6,565)	0
Other long-term obligations	2,073	0	45,789	(11,500)	36,362
Shareholders’ equity attributable to Central Garden & Pet	468,678	(7,415)	933,006	(925,591)	468,678
Noncontrolling interest	0	1,346	0	0	1,346

Total equity	468,678	(6,069)	933,006	(925,591)	470,024

Total	$1,222,851	$40,922	$1,097,720	$(1,200,333)	$1,161,160

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended September 27, 2014 (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(4,139)	$7,420	$125,720	$(2,534)	$126,467

Additions to property, plant and equipment	(6,721)	(1,027)	(9,425)	0	(17,173)
Businesses acquired, net of cash acquired	0	0	(20,282)	0	(20,282)
Proceeds from disposal of plant and equipment	0	0	8,737	0	8,737
Change in restricted cash and cash equivalents	(14,283)	0	0	0	(14,283)
Maturities of short term investments	17,820	0	0	0	17,820
Investment in short term investments	(10,000)	0	0	0	(10,000)
Intercompany investing activities	(6,726)	0	(104,926)	111,652	0

Net cash (used) provided by investing activities	(19,910)	(1,027)	(125,896)	111,652	(35,181)

Repayments on revolving line of credit	(301,000)	0	0	0	(301,000)
Borrowings on revolving line of credit	278,000	0	0	0	278,000
Repayments of long-term debt	(243)	0	(124)	0	(367)
Proceeds from issuance of common stock	1,165	0	0	0	1,165
Excess tax benefits from stock-based awards	498	0	0	0	498
Repurchase of common stock	(2,332)	0	0	0	(2,332)
Payment of deferred financing costs	(3,090)	0	0	0	(3,090)
Distribution to parent	0	(2,534)	0	2,534	0
Distribution to noncontrolling interest	0	(633)	0	0	(633)
Intercompany financing activities	109,057	2,595	0	(111,652)	0

Net cash provided (used) by financing activities	82,055	(572)	(124)	(109,118)	(27,759)

Effect of exchange rates on cash	27	(18)	(16)	0	(7)

Net increase (decrease) in cash and cash equivalents	58,033	5,803	(316)	0	63,520
Cash and cash equivalents at beginning of year	5,438	7,003	2,715	0	15,156

Cash and cash equivalents at end of year	$63,471	$12,806	$2,399	$0	$78,676

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended September 28, 2013 (As Revised) (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(31,250)	$(11,632)	$17,116	$(2,516)	$(28,282)

Additions to property, plant and equipment	(8,656)	(337)	(16,179)	0	(25,172)
Businesses acquired, net of cash acquired	0	0	(4,835)	0	(4,835)
Sale of short term investments	4,885	0	0	0	4,885
Intercompany investing activities	8,986	0	2,923	(11,909)	0

Net cash (used) provided by investing activities	5,215	(337)	(18,091)	(11,909)	(25,122)

Repayments on revolving line of credit	(368,000)	0	0	0	(368,000)
Borrowings on revolving line of credit	391,000	0	0	0	391,000
Repayments of long-term debt	(206)	0	(126)	0	(332)
Proceeds from issuance of common stock	613	0	0	0	613
Excess tax benefits from stock-based awards	388	0	0	0	388
Repurchase of common stock	(2,731)	0	0	0	(2,731)
Distribution to parent	0	(2,516)	0	2,516	0
Distribution to noncontrolling interest	0	(629)	0	0	(629)
Intercompany financing activities	(28,896)	16,987	0	11,909	0

Net cash provided (used) by financing activities	(7,832)	13,842	(126)	14,425	20,309

Effect of exchange rates on cash	36	(263)	3	0	(224)

Net increase (decrease) in cash and cash equivalents	(33,831)	1,610	(1,098)	0	(33,319)
Cash and cash equivalents at beginning of year	39,269	5,393	3,813	0	48,475

Cash and cash equivalents at end of year	$5,438	$7,003	$2,715	$0	$15,156

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended September 29, 2012 (As Revised) (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$7,978	$16,008	$65,183	$0	$89,169

Additions to property, plant and equipment	(20,357)	(378)	(18,857)	0	(39,592)
Investment in short term investments	(4,885)	0	0	0	(4,885)
Intercompany investing activities	5,153	0	(43,681)	38,528	0

Net cash provided (used) by investing activities	(20,089)	(378)	(62,538)	38,528	(44,477)

Repayments on revolving line of credit	(339,000)	0	0	0	(339,000)
Borrowings on revolving line of credit	304,000	0	0	0	304,000
Repayments of long-term debt	(231)	0	(122)	0	(353)
Proceeds from the issuance of long-term debt	49,312	0	0	0	49,312
Proceeds from issuance of common stock	2,129	0	0	0	2,129
Excess tax benefits from stock-based awards	1,881	0	0	0	1,881
Repurchase of common stock	(24,829)	0	0	0	(24,829)
Payment of deferred financing costs	(1,715)	0	0	0	(1,715)
Intercompany financing activities	50,750	(12,222)	0	(38,528)	0

Net cash used in financing activities	42,297	(12,222)	(122)	(38,528)	(8,575)

Effect of exchange rates on cash	374	61	(108)	0	327

Net increase (decrease) in cash and cash equivalents	30,560	3,469	2,415	0	36,444
Cash and cash equivalents at beginning of year	8,709	1,924	1,398	0	12,031

Cash and cash equivalents at end of year	$39,269	$5,393	$3,813	$0	$48,475

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent to the issuance of the Form 10-Q for the quarterly period ended June 28, 2014, management identified certain corrections that were needed in the presentation of the Consolidating Condensed Financial Statements. The Company revised its Consolidating Condensed Financial Statements to correct the presentation of intercompany activities and other classification items between the Parent, Guarantors and Non-Guarantor subsidiaries for intercompany activities. The Company has also included a new column in its Consolidating Condensed Financial Statements to present separate results for Non-Guarantor subsidiaries. There were no changes to any of the Company’s Consolidated Financial Statements. The Company assessed the materiality of these items on previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108, and concluded that the revisions were not material to the Consolidating Condensed Financial Statements. The impact of these revisions are shown in the following tables:

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	As previously reported 2013	Adjustments 2013	As revised 2013
Parent	$(41,937)	$3,174	$(38,763)
Non-guarantor subsidiaries	0	(3,586)	(3,586)
Guarantor subsidiaries	82,092	412	82,504
Eliminations	0	0	0

Income (loss) from operations	40,155	0	40,155

Parent	(1,929)	0	(1,929)
Non-guarantor subsidiaries	0	(1,911)	(1,911)
Guarantor subsidiaries	40,072	(7,642)	32,430
Eliminations	(40,072)	9,553	(30,519)

Net income (loss) attributable to Central Garden & Pet Company	$(1,929)	$0	$(1,929)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	As previously reported 2012	Adjustments 2012	As revised 2012
Parent	$(260)	$(6,999)	$(7,259)
Non-guarantor subsidiaries	0	3,182	3,182
Guarantor subsidiaries	74,681	3,817	78,498
Eliminations	0	0	0

Income (loss) from operations	74,421	0	74,421

Parent	21,173	0	21,173
Non-guarantor subsidiaries	0	368	368
Guarantor subsidiaries	50,763	2,094	52,857
Eliminations	(50,763)	(2,462)	(53,225)

Net income attributable to Central Garden & Pet Company	$21,173	$0	$21,173

In the Consolidating Condensed Statement of Operations, we now present the Non-Guarantor subsidiaries separate from the Parent. We also recorded the equity in earnings of Non-Guarantor subsidiaries, which are owned by Guarantor subsidiaries, within the Guarantor subsidiary column, and have appropriately eliminated intercompany earnings between Non-Guarantor and Guarantor subsidiaries.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
	As previously reported 2013	Adjustments 2013	As revised 2013
Parent	$(40,972)	$39,043	$(1,929)
Non-guarantor subsidiaries	0	(882)	(882)
Guarantor subsidiaries	40,072	(7,642)	32,430
Eliminations	0	(30,519)	(30,519)

Net income (loss)	(900)	0	(900)

Parent	(41,069)	39,140	(1,929)
Non-guarantor subsidiaries	0	(979)	(979)
Guarantor subsidiaries	40,072	(7,642)	32,430
Eliminations	0	(30,519)	(30,519)

Total comprehensive income (loss)	(997)	0	(997)

Parent	(42,098)	40,169	(1,929)
Non-guarantor subsidiaries	0	(2,008)	(2,008)
Guarantor subsidiaries	40,072	(7,642)	32,430
Eliminations	0	(30,519)	(30,519)

Comprehensive income (loss) attributable to Central Garden & Pet Company	$(2,026)	$0	$(2,026)

	CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
	As previously reported 2012	Adjustments 2012	As revised 2012
Parent	$(28,650)	$49,823	$21,173
Non-guarantor subsidiaries	0	1,308	1,308
Guarantor subsidiaries	50,763	2,094	52,857
Eliminations	0	(53,225)	(53,225)

Net income (loss)	22,113	0	22,113

Parent	(28,130)	49,303	21,173
Non-guarantor subsidiaries	0	1,828	1,828
Guarantor subsidiaries	50,763	2,094	52,857
Eliminations	0	(53,225)	(53,225)

Total comprehensive income (loss)	22,633	0	22,633

Parent	(29,070)	50,243	21,173
Non-guarantor subsidiaries	0	888	888
Guarantor subsidiaries	50,763	2,094	52,857
Eliminations	0	(53,225)	(53,225)

Comprehensive income attributable to Central Garden & Pet Company	$21,693	$0	$21,693

In the Consolidating Condensed Statement of Comprehensive Income, we now present the Non-Guarantor subsidiaries separate from the Parent. We also recorded an adjustment to correct the beginning net income of the Parent to reflect the equity in earnings from affiliates.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED BALANCE SHEET
	As previously reported 2013	Adjustments 2013	As revised 2013
Parent	$213,330	$(35,330)	$178,000
Non-guarantor subsidiaries	0	34,787	34,787
Guarantor subsidiaries	462,458	(2,591)	459,867
Eliminations	(3,134)	3,134	0

Total Current assets	672,654	0	672,654

Parent	1,042,862	179,989	1,222,851
Non-guarantor subsidiaries	0	40,922	40,922
Guarantor subsidiaries	815,047	282,673	1,097,720
Eliminations	(696,749)	(503,584)	(1,200,333)

Total assets	$1,161,160	$0	$1,161,160

Parent	$70,533	$(5,109)	$65,424
Non-guarantor subsidiaries	0	4,572	4,572
Guarantor subsidiaries	114,930	(2,597)	112,333
Eliminations	(3,134)	3,134	0

Current liabilities	182,329	0	182,329

Parent	470,024	(1,346)	468,678
Non-guarantor subsidiaries	0	(6,069)	(6,069)
Guarantor subsidiaries	693,615	239,391	933,006
Eliminations	(693,615)	(231,976)	(925,591)

Total equity	$470,024	$0	$470,024

In the Consolidating Condensed Balance Sheet, we now present the Non-Guarantor subsidiaries separate from the Parent. We also recorded adjustments to present intercompany receivables and payables between legal entities of the Guarantor, Non-Guarantor and Parent on a gross basis instead of net. These adjustments impacted the Parent’s total long term assets and liabilities and the Guarantor subsidiaries’ total long term assets and equity. We also corrected the presentation of certain deferred tax balances to present on a gross basis by legal entity.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	As previously reported 2013	Adjustments 2013	As revised 2013
Parent	$(9,068)	$(22,182)	$(31,250)
Non-guarantor subsidiaries	0	(11,632)	(11,632)
Guarantor subsidiaries	20,858	(3,742)	17,116
Eliminations	(40,072)	37,556	(2,516)

Net cash provided by (used in) operating activities	(28,282)	0	(28,282)

Parent	(43,361)	48,576	5,215
Non-guarantor subsidiaries	0	(337)	(337)
Guarantor subsidiaries	(21,833)	3,742	(18,091)
Eliminations	40,072	(51,981)	(11,909)

Net cash provided by (used in) investing activities	(25,122)	0	(25,122)

Parent	20,435	(28,267)	(7,832)
Non-guarantor subsidiaries	0	13,842	13,842
Guarantor subsidiaries	(126)	0	(126)
Eliminations	0	14,425	14,425

Net cash provided by (used in) financing activities	$20,309	$0	$20,309

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	As previously reported 2012	Adjustments 2012	As revised 2012
Parent	$74,405	$(66,427)	$7,978
Non-guarantor subsidiaries	0	16,008	16,008
Guarantor subsidiaries	65,527	(344)	65,183
Eliminations	(50,763)	50,763	0

Net cash provided by (used in) operating activities	89,169	0	89,169

Parent	(32,357)	12,268	(20,089)
Non-guarantor subsidiaries	0	(378)	(378)
Guarantor subsidiaries	(62,883)	345	(62,538)
Eliminations	50,763	(12,235)	38,528

Net cash provided by (used in) investing activities	(44,477)	0	(44,477)

Parent	(8,453)	50,750	42,297
Non-guarantor subsidiaries	0	(12,222)	(12,222)
Guarantor subsidiaries	(122)	0	(122)
Eliminations	0	(38,528)	(38,528)

Net cash provided by (used in) financing activities	$(8,575)	$0	$(8,575)

In the Consolidating Condensed Statement of Cash Flows, we now present the Non-Guarantor subsidiaries separate from the Parent. We also present changes in receivable balances between affiliates as investing activities

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and changes in payable balances between affiliates as financing activities because these changes are a result of subsidiaries’ deposits to or borrowings from the Parent’s cash account under a cash pooling arrangement. We also corrected the presentation of the Parent’s cash flows from operating activities to reflect equity in earnings of affiliates as a non-cash operating activity. We previously presented changes of intercompany receivables and payables in investing activities.

21. Subsequent Event

In November 2014, the Board of Directors authorized the purchase of up to $50 million principal amount of the Company’s 8.25% senior subordinated notes due March 2018.

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation, including the Certificate of Designation – Series A Convertible Preferred Stock and Certificate of Designation – Series B Convertible Preferred Stock.	10-K	001-33268	3.1	12/14/06

3.2	Amended and Restated By-laws of Central Garden & Pet Company, effective February 10, 2009.	10-Q	001-33268	3.2	5/7/09

4.1	Specimen Common Stock Certificate.	S-1	33-48070	4.1	5/21/92

4.2	Specimen Class A Common Stock Certificate.	8-A	001-33268	1	1/24/07

4.4	Indenture, dated as of March 8, 2010, by and between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-33268	4.2	3/8/10

4.5	First Supplemental Indenture, dated as of March 8, 2010, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to 8.25% Senior Subordinated Notes due 2018.	8-K	001-33268	4.3	3/8/10

4.6	Second Supplemental Indenture, dated as of February 13, 2012, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to 8.25% Senior Subordinated Notes due 2018.	8-K	001-33268	4.1	2/13/12

10.1*	Form of Indemnification Agreement between the Company and Executive Officers and Directors.	S-1	33-48070	10.18	5/21/92

10.2	Credit Agreement dated December 5, 2013 among the Company, certain of the Company’s domestic subsidiaries, as borrowers and guarantors, a syndicate of financial institutions party thereto, SunTrust Bank, as administrative agent and swingline lender, and SunTrust Robinson Humphrey, Inc., U.S. Bank National Association and Harris Bank as joint lead arrangers and bookrunners.	10-Q	001-33268	10.1	2/6/14

10.3*	2003 Omnibus Equity Incentive Plan, as amended and restated effective February 13, 2012.	8-K	001-33268	10.2	2/15/12

10.4*	Form of Nonstatutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan.	10-K	000-20242	10.5.1	12/9/04

10.5*	Form of Restricted Stock Agreement for 2003 Omnibus Equity Incentive Plan.	10-K	000-20242	10.5.2	12/9/04

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.6*	Form of Performance-Based Non-Statutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan	10-K	001-33268	10.4.3	11/19/10

10.7*	Nonemployee Director Equity Incentive Plan, as amended and restated effective December 10, 2008 (Incorporated by reference from Exhibit 10.5 to the Company’s Form 10-Q for the fiscal quarter ended March 28, 2009).	10-Q	001-33268	10.5	5/7/09

10.8*	Form of Nonstatutory Stock Option Agreement for Nonemployee Director Equity Incentive Plan.	10-Q	000-20242	10.6.1	2/3/05

10.9*	Form of Restricted Stock Agreement for Nonemployee Director Equity Incentive Plan.	10-Q	000-20242	10.6.2	2/3/05

10.10*	Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III.	10-K/A	000-20242	10.20	1/20/99

10.11*	Modification and Extension of Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III, dated as of May 6, 2003.	10-Q	000-20242	10.7.1	8/8/03

10.12*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of April 10, 2006, between the Company and Brooks M. Pennington III.	8-K	000-20242	10.1	4/14/06

10.13*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of July 1, 2008, between the Company and Brooks M. Pennington III.	10-K	001-33268	10.7.2	11/26/08

10.14*	Amendment of Employment Agreement and Non-Competition Agreement between the Company and Brooks M. Pennington III, dated March 20, 2012.	10-Q	001-33268	10.1	2/7/2013

10.15*	Form of Agreement to Protect Confidential Information, Intellectual Property and Business Relationships.	8-K	000-20242	10.1	10/14/05

10.16*	Form of Post-Termination Consulting Agreement.	8-K	000-20242	10.2	10/14/05

10.17*	Employment Offer Letter between the Company and Lori Varlas dated November 5, 2010.	8-K	001-33268	10.1	12/1/10

10.19*	Consulting Services Agreement between the Company and Gus Halas, dated January 15, 2013.	10-Q	001-33268	10.2	2/7/2013

10.20*	Consulting Services Agreement between the Company and Frank P. Palantoni, dated March 7, 2013.	8-K	001-33268	10.1	3/8/2013

Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.21*	Employment Agreement between the Company and John Ranelli, dated January 9, 2013.	10-Q	001-33268	10.3	2/7/2013

10.22*	Election for Additional Compensation and Release Agreement between the Company and Steven LaMonte, effective April 19, 2014.					X

12	Statement re Computation of Ratios of Earnings to Fixed Charges.					X

14	Code of Ethics, updated May 2009	10-K	001-33268	14	12/13/2012

21	List of Subsidiaries.					X

23	Consent of Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Management contract or compensatory plan or arrangement.