Form 10-Q
period 2014-12-27
CENTRAL GARDEN & PET CO
filed 2015-02-05
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of January 31, 2015	12,061,649
Class A Common Stock Outstanding as of January 31, 2015	36,209,188
Class B Stock Outstanding as of January 31, 2015	1,652,262

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in the Form 10-K for the fiscal year ended September 27, 2014, including the factors described in the section entitled ‘‘Item 1A — Risk Factors.’’ If any of these risks or uncertainties materializes, or if any of our underlying assumptions is incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Unaudited

	December 27, 2014	December 28, 2013	September 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$79,588	$16,711	$78,676
Restricted cash	19,690	0	14,283
Short term investments	9,992	14,220	9,990
Accounts receivable (less allowance for doubtful accounts of $24,184, $20,547 and $25,212)	142,877	143,105	193,729
Inventories	399,936	427,439	326,386
Prepaid expenses and other	64,280	69,100	48,488

Total current assets	716,363	670,575	671,552

Land, buildings, improvements and equipment—net	163,546	187,138	166,849
Goodwill	208,233	205,756	208,233
Other intangible assets—net	87,061	78,856	87,997
Deferred income taxes and other assets	13,760	13,643	14,096

Total	$1,188,963	$1,155,968	$1,148,727

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$128,485	$120,548	$88,428
Accrued expenses	93,208	88,512	84,379
Current portion of long-term debt	50,289	73	291

Total current liabilities	271,982	209,133	173,098
Long-term debt	399,913	449,465	449,948
Other long-term obligations	42,212	38,867	39,228

Equity:
Common stock, $.01 par value: 12,220,627, 12,246,751 and 12,437,307 shares outstanding at December 27, 2014, December 28, 2013 and September 27, 2014	122	122	124
Class A common stock, $.01 par value: 36,445,726, 35,423,560 and 36,887,311 shares outstanding at December 27, 2014, December 28, 2013 and September 27, 2014	364	354	369
Class B stock, $.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	393,494	390,991	396,586
Accumulated earnings	80,136	64,884	86,396
Accumulated other comprehensive income	670	1,527	1,232

Total Central Garden & Pet Company shareholders’ equity	474,802	457,894	484,723
Noncontrolling interest	54	609	1,730

Total equity	474,856	458,503	486,453

Total	$1,188,963	$1,155,968	$1,148,727

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	December 27, 2014	December 28, 2013
Net sales	$307,320	$290,521
Cost of goods sold and occupancy	219,339	210,780

Gross profit	87,981	79,741
Selling, general and administrative expenses	86,843	88,096

Income (loss) from operations	1,138	(8,355)
Interest expense	(10,503)	(12,217)
Interest income	71	13
Other expense	(368)	(168)

Loss before income taxes and noncontrolling interest	(9,662)	(20,727)
Income tax benefit	(3,969)	(7,915)

Loss including noncontrolling interest	(5,693)	(12,812)
Net income (loss) attributable to noncontrolling interest	4	(104)

Net loss attributable to Central Garden & Pet Company	$(5,697)	$(12,708)

Net loss per share attributable to Central Garden & Pet Company:
Basic and diluted	$(0.12)	$(0.26)

Weighted average shares used in the computation of net loss per share:
Basic and diluted	49,379	48,368

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	December 27, 2014	December 28, 2013
Net loss	$(5,693)	$(12,812)

Other comprehensive income (loss):
Foreign currency translation	(552)	85
Unrealized loss on securities	(10)	0

Total comprehensive loss	(6,255)	(12,727)

Comprehensive income (loss) attributable to noncontrolling interest	4	(104)

Comprehensive loss attributable to Central Garden & Pet Company	$(6,259)	$(12,623)

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	December 27, 2014	December 28, 2013
Cash flows from operating activities:
Net loss	$(5,693)	$(12,812)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,464	8,320
Stock-based compensation	1,592	1,780
Excess tax benefits from stock-based awards	(40)	(171)
Deferred income taxes	2,500	2,361
Write-off of deferred financing costs	0	1,731
Loss on sale of property and equipment	44	23
Change in assets and liabilities:
Accounts receivable	50,650	51,255
Inventories	(73,868)	(35,340)
Prepaid expenses and other assets	(15,098)	(13,743)
Accounts payable	40,090	16,952
Accrued expenses	7,124	9,972
Other long-term obligations	87	(319)

Net cash provided by operating activities	15,852	30,009

Cash flows from investing activities:
Additions to property and equipment	(4,069)	(5,377)
Change in restricted cash	(5,407)	0
Investment in short term investments	(12)	0
Proceeds from short term investments	0	3,600

Net cash used in investing activities	(9,488)	(1,777)

Cash flows from financing activities:
Repayments of long-term debt	(72)	(76)
Proceeds from issuance of common stock	188	200
Borrowings under revolving line of credit	0	45,000
Repayments under revolving line of credit	(0)	(68,000)
Payment of deferred financing costs	(0)	(2,985)
Repurchase of common stock	(3,742)	(401)
Distribution to noncontrolling interest	(1,680)	(633)
Excess tax benefits from stock-based awards	40	171

Net cash used in financing activities	(5,266)	(26,724)
Effect of exchange rate changes on cash and cash equivalents	(186)	47

Net increase in cash and cash equivalents	912	1,555
Cash and equivalents at beginning of period	78,676	15,156

Cash and equivalents at end of period	$79,588	$16,711

Supplemental information:
Cash paid for interest	$848	$2,998

Cash paid for income taxes, net of refunds	$116	$(1,063)

Non-cash investing activities:
Capital expenditures incurred but not paid	$5	$938

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended December 27, 2014

(unaudited)

1. Basis of Presentation

The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of December 27, 2014 and December 28, 2013 , the condensed consolidated statements of operations for the three months ended December 27, 2014 and December 28, 2013 , the condensed consolidated statements of comprehensive income (loss) for the three months ended December 27, 2014 and December 28, 2013 and the condensed consolidated statements of cash flows for the three months ended December 27, 2014 and December 28, 2013 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.

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

Due to the seasonal nature of the Company’s garden business, the results of operations for the three month period ended December 27, 2014 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2014 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 27, 2014 balance sheet presented herein was derived from the audited statements.

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

The Company does not perform the assessments required to achieve hedge accounting for commodity derivative positions. Accordingly, the changes in the values of these derivatives are recorded currently in other income (expense) in its condensed consolidated statements of operations. As of December 27, 2014 and December 28, 2013, the Company had no outstanding derivative instruments.

Recent Accounting Pronouncements

Discontinued Operations

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 provides amended guidance for reporting discontinued operations and disclosures of disposals of components. The amended guidance raises the threshold for disposals to qualify as discontinued operations and permits significant continuing involvement and continuing cash flows with the discontinued operation. In addition, the amended guidance requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The amended guidance became effective for the Company during the first quarter of fiscal 2015. The adoption of the applicable sections of this ASC may have an impact on the accounting for any future discontinued operations the Company may have.

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

Stock Based Compensation

In June 2014, the FASB issued ASU No. 2014-12 (ASU 2014-12), Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the effect that the adoption of this standard will have on its financial statements.

2. Fair Value Measurements

ASC 820 establishes a single authoritative definition of fair value, a framework for measuring fair value and expands disclosure of fair value measurements. ASC 820 requires financial assets and liabilities to be categorized based on the inputs used to calculate their fair values as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 — Unobservable inputs for the asset or liability, which reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

The Company’s financial instruments include cash and equivalents, restricted cash used for collateral requirements for stand-alone letter of credit agreements, short term investments consisting of bank certificates of deposit, accounts receivable and payable, derivative instruments, short-term borrowings, and accrued liabilities. The carrying amount of these instruments approximates fair value because of their short-term nature.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 27, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short term investments(a)	$9,992	$0	$0	$9,992

Total assets	$9,992	$0	$0	$9,992

Liabilities:
Liability for contingent consideration(b)	$0	$0	$4,414	$4,414

Total liabilities	$0	$0	$4,414	$4,414

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 28, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit(c)	$0	$14,220	$0	$14,220

Total assets	$0	$14,220	$0	$14,220

Liabilities:
Liability for contingent consideration(b)	$0	$0	$4,165	$4,165

Total liabilities	$0	$0	$4,165	$4,165

The following table presents our financial assets and liabilities at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 27, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments(a)	$9,990	$0	$0	$9,990

Total assets	$9,990	$0	$0	$9,990

Liabilities:
Liability for contingent consideration(b)	$0	$0	$4,414	$4,414

Total liabilities	$0	$0	$4,414	$4,414

(a)	The fair value of short-term investments is based on quoted prices in active markets for identical assets.
(b)	The liability for contingent consideration relates to an earn-out for B2E, acquired in December 2012. The fair value of the contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity. This is presented as part of long-term liabilities in our consolidated balance sheets.
(c)	The fair value of the Company’s time deposits is based on the most recent observable inputs for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable. These are presented as short term investments in the Company’s consolidated balance sheets.

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the period ended December 27, 2014 and December 28, 2013 (in thousands):

Amount
Balance as of September 27, 2014	$4,414
Changes in the fair value of contingent performance-based payments established at the time of acquisition	0

Balance as of December 27, 2014	$4,414

Amount
Balance as of September 28, 2013	$4,165
Changes in the fair value of contingent performance-based payments established at the time of acquisition	0

Balance as of December 28, 2013	$4,165

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended December 27, 2014 and December 28, 2013, the Company was not required to measure any significant non-financial assets and liabilities at fair value.

Fair Value of Other Financial Instruments

The estimated fair value of the Company’s $450.0 million 8.25% senior subordinated notes due 2018 as of December 27, 2014, December 28, 2013 and September 27, 2014, was $461.9 million, $434.3 million and $459.5 million, respectively, compared to a carrying value of $449.6 million, $449.4 million and $449.5 million, respectively. The estimated fair value is based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.

3. Acquisitions

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

As of December 27, 2014, the fair values of the assets acquired and liabilities assumed related to this acquisition had not been finalized. Therefore, the values presented above are subject to change as the Company finalizes its fair value assessments during the measurement period.

4. Inventories, net

Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	December 27, 2014	December 28, 2013	September 27, 2014
Raw materials	$111,012	$120,382	$93,678
Work in progress	13,006	17,531	13,397
Finished goods	260,314	275,425	207,818
Supplies	15,604	14,101	11,493

Total inventories, net	$399,936	$427,439	$326,386

5. Goodwill

The Company accounts for goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other,” and tests goodwill for impairment annually, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This assessment involves the use of significant accounting judgments and estimates as to future operating results and discount rates. Changes in estimates or use of different assumptions could produce significantly different results. An impairment loss is generally recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company uses discounted cash flow analysis to estimate the fair value of our reporting units. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its reporting units to the Company’s total market capitalization.

6. Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
December 27, 2014
Marketing-related intangible assets—amortizable	$15.5	$(10.1)	$0	$5.4
Marketing-related intangible assets—nonamortizable	59.6	0	(16.9)	42.7

Total	75.1	(10.1)	(16.9)	48.1

Customer-related intangible assets—amortizable	42.8	(20.7)	0	22.1

Other acquired intangible assets—amortizable	19.4	(9.0)	0	10.4
Other acquired intangible assets—nonamortizable	7.7	0	(1.2)	6.5

Total	27.1	(9.0)	(1.2)	16.9

Total other intangible assets	$145.0	$(39.8)	$(18.1)	$87.1

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
December 28, 2013
Marketing-related intangible assets—amortizable	$12.5	$(9.1)	$0	$3.4
Marketing-related intangible assets—nonamortizable	59.6	0	(16.9)	42.7

Total	72.1	(9.1)	(16.9)	46.1

Customer-related intangible assets—amortizable	42.8	(18.5)	0	24.3

Other acquired intangible assets—amortizable	16.6	(8.1)	0	8.5
Other acquired intangible assets—nonamortizable	1.2	0	(1.2)	0

Total	17.8	(8.1)	(1.2)	8.5

Total other intangible assets	$132.7	$(35.7)	$(18.1)	$78.9

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
September 27, 2014
Marketing-related intangible assets—amortizable	$15.5	$(9.9)	$0	$5.6
Marketing-related intangible assets—nonamortizable	59.6	0	(16.9)	42.7

Total	75.1	(9.9)	(16.9)	48.3

Customer-related intangible assets—amortizable	42.8	(20.2)	0	22.6

Other acquired intangible assets—amortizable	19.4	(8.8)	0	10.6
Other acquired intangible assets—nonamortizable	7.7	0	(1.2)	6.5

Total	27.1	(8.8)	(1.2)	17.1

Total other intangible assets	$145.0	$(38.9)	$(18.1)	$88.0

Other intangible assets acquired include contract-based and technology-based intangible assets.

The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. In fiscal 2014, the Company tested its indefinite-lived intangible assets and no impairment was indicated. Other factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in fiscal 2014 or during the three months ended December 27, 2014, and accordingly, no impairment testing was performed on these assets.

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 1 to 25 years; over weighted average remaining lives of eight years for marketing-related intangibles, 15 years for customer-related intangibles and 14 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $0.9 million and $1.0 million for the three months ended December 27, 2014 and December 28, 2013, respectively, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $4 million to $5 million per year from fiscal 2015 through fiscal 2019.

7. Long-Term Debt

Long-term debt consists of the following:

	December 27, 2014	December 28, 2013	September 27, 2014
	(in thousands)
Senior subordinated notes, net of unamortized discount(1), interest at 8.25%, payable semi-annually, principal due March 2018	$449,560	$449,444	$449,529
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.25% to 1.75%, or Base Rate plus a margin of 0.25% to 0.75%, final maturity December 2018	0	0	0
Other notes payable	642	94	710

Total	450,202	449,538	450,239
Less current portion	(50,289)	(73)	(291)

Long-term portion	$399,913	$449,465	$449,948

(1)	Represents unamortized original issue discount of $440, $556 and $471, as of December 27, 2014, December 28, 2013 and September 27, 2014, respectively, which is amortizable until March 2018.

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

The Company may redeem some or all of the 2018 Notes at any time before March 1, 2015 for 104.125%, on or after March 1, 2015 for 102.063% and on or after March 1, 2016 for 100%, plus accrued and unpaid interest. The holders of the 2018 Notes have the right to require the Company to repurchase all or a portion of the 2018 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.

In January 2015, the Company called $50 million aggregate principal amount of the 2018 Notes for redemption on March 1, 2015 at a price of 102.063%. In conjunction with this transaction, the Company expects to recognize a charge of approximately $1.5 million in its second fiscal quarter related to the payment of the call premium and the write-off of unamortized financing costs. Accordingly, the Company has reclassified the $50 million expected to be redeemed to current portion of long-term debt in its condensed consolidated balance sheet for the period ended December 27, 2014.

The 2018 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants in the 2018 Notes indenture as of December 27, 2014.

Asset Backed Loan Facility

On December 5, 2013, the Company entered into a credit agreement which provides up to a $390 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on December 5, 2018 and replaced the Company’s prior revolving credit facility. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of December 27, 2014, there were no borrowings or letters of credit outstanding under the Credit Facility. There were other letters of credit of $12.6 million outstanding as of December 27, 2014.

The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. The borrowing availability as of December 27, 2014 was $293.6 million. Borrowings under the Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s total outstanding borrowings. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25%-1.75% (and was 1.25% at December 27, 2014) and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.75% (and was 0.25% at December 27, 2014). As of December 27, 2014, the applicable interest rate related to Base Rate borrowings was 3.5%, and the applicable interest rate related to LIBOR-based borrowings was 1.4%.

The Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all assets of the Company. The Company was in compliance with all covenants under the Credit Facility during the period ended December 27, 2014.

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

8. Supplemental Equity Information

The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest for the three months ended December 27, 2014 and December 28, 2013:

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 27, 2014	$124	$369	$16	$396,586	$86,396	$1,232	$484,723	$1,730	$486,453
Comprehensive loss					(5,697)	(562)	(6,259)	4	(6,255)
Stock based compensation				1,080			1,080		1,080
Restricted share activity		(1)		(144)			(145)		(145)
Issuance of common stock				470			470		470
Repurchase of common stock	(2)	(4)		(4,538)	(563)		(5,107)		(5,107)
Tax benefit on stock option exercise				40			40		40
Distribution to Noncontrolling interest								(1,680)	(1,680)
Other

Balance December 27, 2014	$122	$364	$16	$393,494	$80,136	$670	$474,802	$54	$474,856

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 28, 2013	$122	$353	$16	$389,153	$77,592	$1,442	$468,678	$1,346	$470,024
Comprehensive loss					(12,708)	85	(12,623)	(104)	(12,727)
Stock based compensation				1,257			1,257		1,257
Restricted share activity		1		55			56		56
Issuance of common stock				355			355		355
Repurchase of common stock	0	0		0	0		0		0
Tax benefit on stock option exercise				171			171		171
Distribution to Noncontrolling interest								(633)	(633)
Other

Balance December 28, 2013	$122	$354	$16	$390,991	$64,884	$1,527	$457,894	$609	$458,503

9. Stock-Based Compensation

The Company recognized share-based compensation expense of $1.6 million and $1.8 million for the three month periods ended December 27, 2014 and December 28, 2013, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the three month periods ended December 27, 2014 and December 28, 2013 was $0.6 million and $0.7 million, respectively.

10. Earnings Per Share

The potential effects of stock awards were excluded from the diluted earnings per share calculation for the three month periods ended December 27, 2014 and December 28, 2013 because their inclusion in a net loss period would be anti-dilutive to the earnings per share calculation.

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

	Three Months Ended
	December 27, 2014	December 28, 2013
Net sales:
Pet segment	$199,320	$184,605
Garden segment	108,000	105,916

Total net sales	$307,320	$290,521

Income (loss) from operations:
Pet segment	20,575	14,386
Garden segment	(3,535)	(6,231)
Corporate	(15,902)	(16,510)

Total income (loss) from operations	1,138	(8,355)

Interest expense—net	(10,432)	(12,204)
Other expense	(368)	(168)
Income tax benefit	(3,969)	(7,915)

Loss including noncontrolling interest	(5,693)	(12,812)
Net income (loss) attributable to noncontrolling interest	4	(104)

Net loss attributable to Central Garden & Pet Company	$(5,697)	$(12,708)

Depreciation and amortization:
Pet segment	3,941	3,886
Garden segment	1,566	1,573
Corporate	2,957	2,861

Total depreciation and amortization	$8,464	$8,320

	December 27, 2014	December 28, 2013	September 27, 2014
Assets:
Pet segment	$425,528	$406,000	$414,279
Garden segment	350,835	394,193	337,461
Corporate	412,600	355,775	396,987

Total assets	$1,188,963	$1,155,968	$1,148,727

Goodwill (included in corporate assets above):
Pet segment	$208,233	$205,756	$208,233

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended December 27, 2014 (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$96,962	$17,323	$207,125	$(14,090)	$307,320
Cost of goods sold and occupancy	78,779	14,578	139,091	(13,109)	219,339

Gross profit	18,183	2,745	68,034	(981)	87,981
Selling, general and administrative expenses	27,851	3,999	55,974	(981)	86,843

Income (loss) from operations	(9,668)	(1,254)	12,060	0	1,138
Interest expense	(10,487)	(15)	(1)	0	(10,503)
Interest income	70	1	0	0	71
Other expense	(330)	0	(38)	0	(368)

Income (loss) before taxes and equity in earnings (loss) of affiliates	(20,415)	(1,268)	12,021	0	(9,662)
Income tax expense (benefit)	(8,457)	(444)	4,932	0	(3,969)
Equity in earnings (loss) of affiliates	6,261	0	(587)	(5,674)	0

Net income (loss) including noncontrolling interest	(5,697)	(824)	6,502	(5,674)	(5,693)
Net income attributable to noncontrolling interest	0	4	0	0	4

Net income (loss) attributable to Central Garden & Pet Company	$(5,697)	$(828)	$6,502	$(5,674)	$(5,697)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended December 28, 2013 (As Revised) (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$86,233	$13,386	$203,022	$(12,120)	$290,521
Cost of goods sold and occupancy	68,491	11,009	142,502	(11,222)	210,780

Gross profit	17,742	2,377	60,520	(898)	79,741
Selling, general and administrative expenses	25,856	3,417	59,721	(898)	88,096

Income (loss) from operations	(8,114)	(1,040)	799	0	(8,355)
Interest expense	(12,190)	(7)	(20)	0	(12,217)
Interest income	12	1	0	0	13
Other expense	(43)	0	(125)	0	(168)

Income (loss) before taxes and equity in loss of affiliates	(20,335)	(1,046)	654	0	(20,727)
Income tax expense (benefit)	(7,807)	(315)	207	0	(7,915)
Equity in loss of affiliates	(180)	0	(300)	480	0

Net income (loss) including noncontrolling interest	(12,708)	(731)	147	480	(12,812)
Net loss attributable to noncontrolling interest	0	(104)	0	0	(104)

Net income (loss) attributable to Central Garden & Pet Company	$(12,708)	$(627)	$147	$480	$(12,708)

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) Three Months Ended December 27, 2014 (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(5,697)	$(824)	$6,502	$(5,674)	$(5,693)
Other comprehensive loss:
Foreign currency translation	(552)	(345)	(104)	449	(552)
Unrealized loss on securities	(10)	(0)	(0)	(0)	(10)

Total comprehensive income (loss)	(6,259)	(1,169)	6,398	(5,225)	(6,255)
Comprehensive income attributable to noncontrolling interests	0	4	0	0	4

Comprehensive income (loss) attributable to Central Garden & Pet Company	$(6,259)	$(1,173)	$6,398	$(5,225)	$(6,259)

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) Three Months Ended December 28, 2013 (As Revised) (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(12,708)	$(731)	$147	$480	$(12,812)
Other comprehensive income:
Foreign currency translation	0	85	0	0	85

Total comprehensive income (loss)	(12,708)	(646)	147	480	(12,727)
Comprehensive loss attributable to noncontrolling interests	0	(104)	0	0	(104)

Comprehensive income (loss) attributable to Central Garden & Pet Company	$(12,708)	$(542)	$147	$480	$(12,623)

	CONSOLIDATING CONDENSED BALANCE SHEET December 27, 2014 (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$71,579	$5,505	$2,504	$0	$79,588
Restricted cash	19,690	0	0	0	19,690
Short term investments	9,992	0	0	0	9,992
Accounts receivable, net	38,580	7,573	96,724	0	142,877
Inventories	101,870	22,481	275,585	0	399,936
Prepaid expenses and other	33,095	962	30,223	0	64,280

Total current assets	274,806	36,521	405,036	0	716,363
Land, buildings, improvements and equipment, net	59,829	3,607	100,110	0	163,546
Goodwill	0	0	208,233	0	208,233
Other long term assets	21,809	4,121	83,088	(8,197)	100,821
Intercompany receivable	37,337	0	378,847	(416,184)	0
Investment in subsidiaries	989,226	0	0	(989,226)	0

Total	$1,383,007	$44,249	$1,175,314	$(1,413,607)	$1,188,963

LIABILITIES AND EQUITY
Accounts payable	$39,847	$10,077	$78,561	$0	$128,485
Accrued expenses	47,888	1,751	43,569	0	93,208
Current portion of long-term debt	50,259	0	30	0	50,289

Total current liabilities	137,994	11,828	122,160	0	271,982
Long-term debt	399,826	0	87	0	399,913
Intercompany payable	368,765	47,419	0	(416,184)	0
Losses in excess of investment in subsidiaries	0	0	14,900	(14,900)	0
Other long-term obligations	1,620	0	48,789	(8,197)	42,212
Central Garden & Pet shareholders’ equity	474,802	(15,052)	989,378	(974,326)	474,802
Noncontrolling interest	0	54	0	0	54

Total equity	474,802	(14,998)	989,378	(974,326)	474,856

Total	$1,383,007	$44,249	$1,175,314	$(1,413,607)	$1,188,963

	CONSOLIDATING CONDENSED BALANCE SHEET December 28, 2013 (As Revised) (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$8,862	$4,280	$3,569	$0	$16,711
Restricted cash	0	0	0	0	0
Short term investments	14,220	0	0	0	14,220
Accounts receivable, net	36,241	5,984	100,880	0	143,105
Inventories	110,337	26,567	290,535	0	427,439
Prepaid expenses and other	33,814	953	34,333	0	69,100

Total current assets	203,474	37,784	429,317	0	670,575
Land, buildings, improvements and equipment, net	74,595	2,395	110,148	0	187,138
Goodwill	0	0	205,756	0	205,756
Other long term assets	23,907	3,737	73,532	(8,677)	92,499
Intercompany receivable	15,840	0	283,318	(299,158)	0
Investment in subsidiaries	932,224	0	0	(932,224)	0

Total	$1,250,040	$43,916	$1,102,071	$(1,240,059)	$1,155,968

LIABILITIES AND EQUITY
Accounts payable	$43,748	$7,152	$69,648	$0	$120,548
Accrued expenses	43,137	1,483	43,892	0	88,512
Current portion of long-term debt	39	0	34	0	73

Total current liabilities	86,924	8,635	113,574	0	209,133
Long-term debt	449,444	0	21	0	449,465
Intercompany payable	254,043	45,115		(299,158)
Losses in excess of investment in subsidiaries	0	0	9,399	(9,399)	0
Other long-term obligations	1,735	0	45,809	(8,677)	38,867
Central Garden & Pet shareholders’ equity	457,894	(10,443)	933,268	(922,825)	457,894
Noncontrolling interest	0	609	0	0	609

Total equity	457,894	(9,834)	933,268	(922,825)	458,503

Total	$1,250,040	$43,916	$1,102,071	$(1,240,059)	$1,155,968

	CONSOLIDATING CONDENSED BALANCE SHEET September 27, 2014 (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$63,471	$12,806	$2,399	$0	$78,676
Restricted cash	14,283	0	0	0	14,283
Short term investments	9,990	0	0	0	9,990
Accounts receivable, net	41,235	8,268	144,226	0	193,729
Inventories	79,199	15,210	231,977	0	326,386
Prepaid expenses and other	26,092	816	21,580	0	48,488

Total current assets	234,270	37,100	400,182	0	671,552
Land, buildings, improvements and equipment, net	63,059	3,649	100,141	0	166,849
Goodwill	0	0	208,233	0	208,233
Other long term assets	25,230	4,244	83,713	(11,094)	102,093
Intercompany receivable	16,906	0	351,423	(368,329)	0
Investment in subsidiaries	983,413	0	0	(983,413)	0

Total	$1,322,878	$44,993	$1,143,692	$(1,362,836)	$1,148,727

LIABILITIES AND EQUITY
Accounts payable	$28,937	$3,542	$55,949	$0	$88,428
Accrued expenses	34,151	1,868	48,360	0	84,379
Current portion of long term debt	261	0	30	0	291

Total current liabilities	63,349	5,410	104,339	0	173,098
Long-term debt	449,855	0	93	0	449,948
Intercompany payable	323,314	45,015	0	(368,329)	0
Losses in excess of investment in subsidiaries	0	0	7,594	(7,594)	0
Other long-term obligations	1,636	0	48,686	(11,094)	39,228
Central Garden & Pet shareholders’ equity	484,724	(7,162)	982,980	(975,819)	484,723
Noncontrolling interest	0	1,730	0	0	1,730

Total equity	484,724	(5,432)	982,980	(975,819)	486,453

Total	$1,322,878	$44,993	$1,143,692	$(1,362,836)	$1,148,727

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Three Months Ended December 27, 2014 (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(6,874)	$(1,400)	$30,845	$(6,719)	$15,852

Additions to property, plant and equipment	(589)	(64)	(3,416)	0	(4,069)
Businesses acquired, net of cash acquired	0	0	0	0	0
Proceeds from disposal of plant and equipment	0	0	0	0	0
Change in restricted cash and cash equivalents	(5,407)	0	0	0	(5,407)
Maturities of short term investments	0	0	0	0	0
Investment in short term investments	(12)	0	0	0	(12)
Intercompany investing activities	(20,431)	0	(27,423)	47,854	0

Net cash (used) provided by investing activities	(26,439)	(64)	(30,839)	47,854	(9,488)

Repayments on revolving line of credit	0	0	0	0	0
Borrowings on revolving line of credit	0	0	0	0	0
Repayments of long-term debt	(67)	0	(5)	0	(72)
Proceeds from issuance of common stock	188	0	0	0	188
Excess tax benefits from stock-based awards	40	0	0	0	40
Repurchase of common stock	(3,742)	0	0	0	(3,742)
Payment of deferred financing costs	0	0	0	0	0
Distribution to parent	0	(6,719)	0	6,719	0
Distribution to noncontrolling interest	0	(1,680)	0	0	(1,680)
Intercompany financing activities	45,450	2,404	0	(47,854)	0

Net cash provided (used) by financing activities	41,869	(5,995)	(5)	(41,135)	(5,266)

Effect of exchange rates on cash	(448)	158	104	0	(186)

Net increase (decrease) in cash and cash equivalents	8,108	(7,301)	105	0	912
Cash and cash equivalents at beginning of year	63,471	12,806	2,399	0	78,676

Cash and cash equivalents at end of year	$71,579	$5,505	$2,504	$0	$79,588

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Three Months Ended December 28, 2013 (As Revised) (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(7,093)	$(1,954)	$41,590	$(2,534)	$30,009

Additions to property, plant and equipment	(1,351)	(200)	(3,826)	0	(5,377)
Businesses acquired, net of cash acquired	0	0	0	0	0
Proceeds from disposal of plant and equipment	0	0	0	0	0
Change in restricted cash and cash equivalents	0	0	0	0	0
Maturities of short term investments	3,600	0	0	0	3,600
Investment in short term investments	0	0	0	0	0
Intercompany investing activities	(5,660)	0	(36,821)	42,481	0

Net cash (used) provided by investing activities	(3,411)	(200)	(40,647)	42,481	(1,777)

Repayments on revolving line of credit	(68,000)	0	0	0	(68,000)
Borrowings on revolving line of credit	45,000	0	0	0	45,000
Repayments of long-term debt	(39)	0	(37)	0	(76)
Proceeds from issuance of common stock	200	0	0	0	200
Excess tax benefits from stock-based awards	171	0	0	0	171
Repurchase of common stock	(401)	0	0	0	(401)
Payment of deferred financing costs	(2,985)	0	0	0	(2,985)
Distribution to parent	0	(2,534)	0	2,534	0
Distribution to noncontrolling interest	0	(633)	0	0	(633)
Intercompany financing activities	39,785	2,696	0	(42,481)	0

Net cash provided (used) by financing activities	13,731	(471)	(37)	(39,947)	(26,724)

Effect of exchange rates on cash	197	(98)	(52)	0	47

Net increase (decrease) in cash and cash equivalents	3,424	(2,723)	854	0	1,555
Cash and cash equivalents at beginning of year	5,438	7,003	2,715	0	15,156

Cash and cash equivalents at end of year	$8,862	$4,280	$3,569	$0	$16,711

Subsequent to the issuance of the Form 10-Q for the quarterly period ended June 28, 2014, management identified certain corrections that were needed in the presentation of the Consolidating Condensed Financial Statements. The Company revised its Consolidating Condensed Financial Statements to correct the presentation of intercompany activities and other classification items between the Parent, Guarantors and Non-Guarantor subsidiaries for intercompany activities. The Company has also included a new column in its Consolidating Condensed Financial Statements to present separate results for Non-Guarantor subsidiaries. There were no changes to any of the Company’s Consolidated Financial Statements. The Company assessed the materiality of these items on previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108, and concluded that the revisions were not material to the Consolidating Condensed Financial Statements. The impact of these revisions is shown in the following tables:

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended December 28, 2013
	As previously reported	Adjustments	As revised
Parent	$(8,783)	$669	$(8,114)
Non-guarantor subsidiaries	0	(1,040)	(1,040)
Guarantor subsidiaries	428	371	799
Eliminations	0	0	0

Income (loss) from operations	(8,355)	0	(8,355)

Parent	(12,708)	0	(12,708)
Non-guarantor subsidiaries	0	(627)	(627)
Guarantor subsidiaries	(108)	255	147
Eliminations	108	372	480

Net loss attributable to Central Garden & Pet Company	$(12,708)	$0	$(12,708)

In the Consolidating Condensed Statement of Operations, the Company now presents the Non-Guarantor subsidiaries separate from the Parent. The Company also recorded the equity in earnings of Non-Guarantor subsidiaries, which are owned by Guarantor subsidiaries, within the Guarantor subsidiary column, and have appropriately eliminated intercompany earnings between Non-Guarantor and Guarantor subsidiaries.

	CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME Three Months Ended December 28, 2013
	As previously reported	Adjustments	As revised
Parent	$(12,704)	$(4)	$(12,708)
Non-guarantor subsidiaries	0	(731)	(731)
Guarantor subsidiaries	(108)	255	147
Eliminations	0	480	480

Net loss	(12,812)	0	(12,812)

Parent	(12,619)	(89)	(12,708)
Non-guarantor subsidiaries	0	(646)	(646)
Guarantor subsidiaries	(108)	255	147
Eliminations	0	480	480

Total comprehensive loss	(12,727)	0	(12,727)

Parent	(12,515)	(193)	(12,708)
Non-guarantor subsidiaries	0	(542)	(542)
Guarantor subsidiaries	(108)	255	147
Eliminations	0	480	480

Comprehensive loss Central Garden & Pet Company	$(12,623)	$0	$(12,623)

In the Consolidating Condensed Statement of Comprehensive Income, the Company now presents the Non-Guarantor subsidiaries separate from the Parent. The Company also recorded an adjustment to correct the beginning net income of the Parent to reflect equity in the earnings from affiliates.

	CONSOLIDATING CONDENSED BALANCE SHEET Three Months Ended December 28, 2013
	As previously reported	Adjustments	As revised
Parent	$243,083	$(39,609)	$203,474
Non-guarantor subsidiaries	0	37,784	37,784
Guarantor subsidiaries	432,234	(2,917)	429,317
Eliminations	(4,742)	4,742	0

Current assets	670,575	0	670,575

Parent	1,035,812	214,228	1,250,040
Non-guarantor subsidiaries	0	43,916	43,916
Guarantor subsidiaries	782,817	319,254	1,102,071
Eliminations	(662,661)	(577,398)	(1,240,059)

Total assets	$1,155,968	$0	$1,155,968

Parent	$95,493	$(8,569)	$86,924
Non-guarantor subsidiaries	0	8,635	8,635
Guarantor subsidiaries	118,382	(4,808)	113,574
Eliminations	(4,742)	4,742	0

Current liabilities	209,133	0	209,133

Parent	458,503	(609)	457,894
Non-guarantor subsidiaries	0	(9,834)	(9,834)
Guarantor subsidiaries	657,919	275,349	933,268
Eliminations	(657,919)	(264,906)	(922,825)

Total stockholders’ equity	$458,503	$0	$458,503

In the Consolidating Condensed Balance Sheet, the Company now presents the Non-Guarantor subsidiaries separate from the Parent. The Company also recorded adjustments to present intercompany receivables and payables between legal entities of the Guarantor, Non-Guarantor and Parent on a gross basis instead of net. These adjustments impacted the Parent’s total long term assets and liabilities and the Guarantor subsidiaries’ total long term assets and equity. The Company also corrected the presentation of certain deferred tax balances to present on a gross basis by legal entity.

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Three Months Ended December 28, 2013
	As previously reported	Adjustments	As revised
Parent	$(10,458)	$3,365	$(7,093)
Non-guarantor subsidiaries	0	(1,954)	(1,954)
Guarantor subsidiaries	40,359	1,231	41,590
Eliminations	108	(2,642)	(2,534)

Net cash provided by (used in) operating activities	30,009	0	30,009

Parent	37,747	(41,158)	(3,411)
Non-guarantor subsidiaries	0	(200)	(200)
Guarantor subsidiaries	(39,416)	(1,231)	(40,647)
Eliminations	(108)	42,589	42,481

Net cash provided by (used in) investing activities	(1,777)	0	(1,777)

Parent	(26,687)	40,418	13,731
Non-guarantor subsidiaries	0	(471)	(471)
Guarantor subsidiaries	(37)	(0)	(37)
Eliminations	0	(39,947)	(39,947)

Net cash provided by (used in) financing activities	$(26,724)	$0	$(26,724)

In the Consolidating Condensed Statement of Cash Flows, the Company now presents the Non-Guarantor subsidiaries separate from the Parent. The Company also presents changes in receivable balances between affiliates as investing activities and changes in payable balances between affiliates as financing activities because these changes are a result of subsidiaries’ deposits to or borrowings from the Parent’s cash account under a cash pooling arrangement. The Company also corrected the presentation of the Parent’s cash flow from operating activities to reflect equity in earnings of affiliates as a non-cash operating activity. The Company previously presented changes of intercompany receivables and payables in investing activities.

13. Contingencies

The Company may from time to time become involved in legal proceedings in the ordinary course of business. Currently, the Company is not a party to any legal proceedings that management believes would have a material effect on the Company’s financial position or results of operations.

The Company has received notices from several states stating that they have appointed an agent to conduct an examination of the books and records of the Company to determine whether it has complied with state unclaimed property laws. In addition to seeking unclaimed property subject to escheat laws, the states may seek interest, penalties and other relief. The examinations are at an early state and, as such, management is unable to determine the impact, if any, on the Company’s financial position or results of operations.

14. Subsequent Events

In January 2015, the Company called $50 million of its 8.25% senior subordinated notes due March 2018 for redemption on March 1, 2015 at a price of 102.063%. The Company expects to record a charge of approximately $1.5 million in its second quarter related to the payment of the call premium and the write-off of unamortized deferred financing costs.

Subsequent to the quarter ended December 27, 2014, the Company invested $16 million in cash in two related joint ventures which possess proprietary, patent and other intellectual property rights in substances for use in pet, animal health and pesticide products. This investment is intended to help the Company to develop new products in each of the these categories.

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

Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, super premium dog and cat food and treats, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under the master brands including Adams™, Aqueon®, Avoderm®, Bio Spot Active Care™, Farnam®, Four Paws®, Kaytee®, Nylabone®, Pinnacle®, TFH™, Zilla® as well as a number of other brands including Altosid, Comfort Zone®, Coralife®, Interpet, Kent Marine®, Oceanic Systems®, Pet Select®, Pre-Strike®, Super Pet®, and Zodiac®.

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

Recent Developments

Fiscal 2015 First Quarter Financial Performance:

•	Our net sales increased $16.8 million, or 5.8%, to $307.3 million from the prior year quarter.

•	Gross margin increased 120 basis points to 28.6%.

•	Selling, general & administrative expenses decreased as a percentage of net sales to 28.3% from 30.3% in the prior year quarter.

•	Operating earnings improved by $9.5 million from the prior year quarter, to $1.1 million in the first quarter of fiscal 2015 from an operating loss of $8.4 million in the first quarter of fiscal 2014.

•	Generally, we incur a net loss in the first quarter of our fiscal year due to the seasonality of our garden segment. Our net loss in the first quarter of fiscal 2015 was $5.7 million, or $0.12 per share, compared to $12.7 million, or $0.26 per share, in the first quarter of fiscal 2014.

Stock Repurchase — During the three months ended December 27, 2014, we repurchased $5.1 million of our common stock, which consisted of 0.2 million shares of our voting common stock (CENT) at an aggregate cost of approximately $1.8 million, or approximately $8.36 per share, and 0.4 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $3.3 million, or approximately $8.99 per share. Approximately $45.0 million remained available under our current share repurchase authorization for future repurchases as of December 27, 2014.

Bond Redemption — In January 2015, we called $50.0 million of our 8.25% senior subordinated notes due March 2018 for redemption on March 1, 2015 at a price of 102.063%. We expect to record a charge of approximately $1.5 million in our second quarter related to the payment of the call premium and the write-off of unamortized deferred financing costs, and recognize interest expense savings in future quarters.

Harbinger Communication — In January 2015, Harbinger Group Inc. notified our board of directors that it had decided not to pursue the transaction it had proposed in June 2014.

Investment in Joint Ventures — Subsequent to the quarter ended December 27, 2014, we invested $16 million in cash in two related joint ventures which possess proprietary, patent and other intellectual property rights in substances for use in pet, animal health and pesticide products. This investment is intended to help us develop new products in each of these categories.

Results of Operations

Three Months Ended December 27, 2014

Compared with Three Months Ended December 28, 2013

Net Sales

Net sales for the three months ended December 27, 2014 increased $16.8 million, or 5.8%, to $307.3 million from $290.5 million for the three months ended December 28, 2013. Our branded product sales increased $3.7 million and sales of other manufacturers’ products increased $13.1 million.

Pet segment net sales increased $14.7 million, or 8.0%, to $199.3 million for the three months ended December 27, 2014 from $184.6 million for the three months ended December 28, 2013. Pet branded product sales increased $6.2 million, due primarily to a $7.6 million sales increase in our animal health category which was favorably impacted by increased volumes in the professional subcategory. Sales of other manufacturers’ products increased $8.5 million.

Garden segment net sales increased $2.1 million, or 2.0%, to $108.0 million for the three months ended December 27, 2014 from $105.9 million for the three months ended December 28, 2013. Garden branded product sales decreased $2.5 million and sales of other manufacturers’ products increased $4.6 million. The sales decrease in our garden branded products was due primarily to a $3.7 million decrease in décor products and a $2.5 million decrease in bird feed, partially offset by increased sales in garden chemicals and controls. The decrease in seasonal décor products was primarily volume driven and reflects the impact of the reduction of non-profitable SKUs and the change to a new vendor for a product line. The decrease in bird feed was primarily price driven as reduced commodity prices were passed on to retailers.

Gross Profit

Gross profit for the three months ended December 27, 2014 increased $8.3 million, or 10.3%, to $88.0 million from $79.7 million for the three months ended December 28, 2013. Gross margin increased to 28.6% for the three months ended December 27, 2014 from 27.4% for the three months ended December 28, 2013. Gross profit and gross margin increased in our Pet segment while both gross profit and gross margin declined in our Garden segment.

Gross profit and gross margin improved in the Pet segment due to a favorable shift in sales mix towards higher-margin products including products with active ingredients in our animal health category and dog treats in our dog and cat category. Gross profit declined in the Garden segment due primarily to declines in our seasonal décor category and our controls and fertilizer category, partially offset by increases in grass seed and wild bird feed. Seasonal décor was negatively impacted in the quarter by a timing shift in the ordering pattern of a customer and by sales lost as we moved to a new supplier of a seasonal product line. These declines were partially offset by increased gross profit and gross margin our grass seed and wild bird feed businesses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.3 million, or 1.4%, to $86.8 million for the three months ended December 27, 2014 from $88.1 million for the three months ended December 28, 2013. As a percentage of net sales, selling, general and administrative expenses decreased to 28.3% for the three months ended December 27, 2014, compared to 30.3% in the comparable prior year quarter. The reduction in selling, general and administrative expenses, discussed further below, was due to decreased warehouse and administrative expense. Corporate expenses are included within administrative expense and include the costs of unallocated executive, administrative, finance, legal, human resource, and information technology functions.

Selling and delivery expense decreased $0.2 million, or 0.5%, to $44.5 million for the three months ended December 27, 2014 from $44.7 million for the three months ended December 28, 2013. Decreased marketing expenditures of approximately $2 million were partially offset by increased selling expenses in the Pet segment related to the increased sales. Selling and delivery expense as a percentage of net sales decreased to 14.5% in the current year quarter from 15.4% in the prior year quarter.

Warehouse and administrative expense decreased $1.1 million, or 2.4%, to $42.3 million for the three months ended December 27, 2014 from $43.4 million for the three months ended December 28, 2013. Decreased expenses at corporate, due primarily to lower insurance program expenses, and in our Garden segment, due to lower headcount related costs, were partially offset by increased expenses in our Pet segment due primarily to increased research and development expenses.

Income from Operations

Income from operations improved by $9.5 million for the three months ended December 27, 2014 to income of $1.1 million from a loss of $8.4 million for the three months ended December 28, 2013. Operating income for the quarter increased in our Pet segment by $6.2 million due to increased sales and improved gross margin partially offset by increased selling, general and administrative expenses. The operating loss in our Garden segment decreased $2.7 million and in corporate decreased $0.6 million, due primarily to decreased selling, general and administrative expenses.

Net Interest Expense

Net interest expense for the three months ended December 27, 2014 decreased $1.8 million, or 14.5%, to $10.4 million from $12.2 million for the three months ended December 28, 2013. The decrease was due to a non-cash charge of $1.7 million in the quarter ended December 28, 2013, related to the write-off of unamortized deferred financing costs related to our prior revolving credit facility. Our average borrowing rate for the current quarter declined to 8.5% compared to 8.6% in the prior year quarter.

Debt outstanding on December 27, 2014 was $450.2 million compared to $449.5 million as of December 28, 2013.

Other Expense

Other expense increased $0.2 million to $0.4 million for the quarter ended December 27, 2014, from $0.2 million for the quarter ended December 28, 2013. The increase was due primarily to losses from investments accounted for under the equity method of accounting and foreign currency exchange losses.

Income Taxes

Our effective income tax benefit rate was 41.1% for the quarter ended December 27, 2014 compared to a 38.2% income tax benefit rate for the quarter ended December 28, 2013. The more favorable income tax benefit rate was due primarily to a discrete tax credit benefit received in the current quarter.

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

In recent years, our business has been negatively impacted by low consumer confidence, as well as other macro-economic factors. In fiscal 2012 and throughout most of fiscal 2013, commodity costs continued to increase. Recently, commodity costs have been declining although we have seen increases in our grass seed costs. We continue to monitor commodity prices in order to take action to mitigate the impact of increasing raw material costs.

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

Operating Activities

Net cash provided by operating activities decreased by $14.1 million, from $30.0 million of cash provided by operating activities for the three months ended December 28, 2013 to $15.9 million for the three months ended December 27, 2014. The decrease in cash provided by operating activities was due primarily to an increased inventory build in the current period compared to the prior year period, partially offset by increased payables in support of the inventory build. We remain focused on bringing our investment in inventory down over time, consistent with maintaining high fill rates and service levels to our customers.

Investing Activities

Net cash used in investing activities increased $7.7 million, from $1.8 million for the three months ended December 28, 2013 to $9.5 million for the three months ended December 27, 2014. The increase in cash used in investing activities was due primarily to a temporary change in restricted cash related to our collateralized letters of credit.

Financing Activities

Net cash used in financing activities decreased $21.4 million, from $26.7 million of cash used in financing activities for the three months ended December 28, 2013 to $5.3 million for the three months ended December 27, 2014. The decrease in cash used was due primarily to net repayments under our revolving credit facility during the three months ended December 28, 2013 compared to the three months ended December 27, 2014, in which there was no activity, or balance outstanding, on our revolving credit facility.

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

We believe that cash flows from operating activities, funds available under our asset backed loan facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and upgrades to plant and equipment and investment in our implementation of a scalable enterprise-wide information technology platform, will not exceed $30 million during fiscal 2015. We are investing in this information technology platform to improve existing operations, support future growth and enable us to take advantage of new applications and technologies. We invested approximately $83 million from fiscal 2005 through fiscal 2014 in this initiative. Capital expenditures for 2015 and beyond will depend upon the pace of conversion of those remaining legacy systems. This initiative, when complete, will combine our numerous information systems, which should create greater efficiency and effectiveness.

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

At December 27, 2014, our total debt outstanding was $450.2 million, as compared with $449.5 million at December 28, 2013.

Asset Backed Loan Facility

On December 5, 2013, we entered into a credit agreement which provides up to a $390 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if we exercise the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on December 5, 2018 and replaced our prior revolving credit facility. We may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of December 27, 2014, there were no borrowings or letters of credit outstanding under the Credit Facility. There were other letters of credit of $12.6 million outstanding as of December 27, 2014.

The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. The borrowing availability as of December 27, 2014 was $294 million. Borrowings under the Credit Facility bear interest at an index based on LIBOR or, at our option, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on our total outstanding borrowings. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25%-1.75% (1.25% at December 27, 2014) and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.75% (0.25% at December 27, 2014). As of December 27, 2014, the applicable interest rate related to Base Rate borrowings was 3.5%, and the applicable interest rate related to LIBOR-based borrowings was 1.4%.

The Credit Facility contains customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all of our assets. We were in compliance with all covenants under the Credit Facility during the period ended December 27, 2014.

We incurred approximately $3.1 million of costs in conjunction with the new facility, which included banking fees and legal expenses. These costs will be amortized over the term of the Credit Facility.

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

The estimated fair value of our $450 million of 2018 Notes as of December 27, 2014 was approximately $461.9 million. The estimated fair value is based on quoted market prices for these notes.

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

We may redeem some or all of the 2018 Notes at any time before March 1, 2015 for 104.125%, on or after March 1, 2015 for 102.063% and on or after March 1, 2016 for 100%, plus accrued and unpaid interest. The holders of the 2018 Notes have the right to require us to repurchase all or a portion of the 2018 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.

The 2018 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of December 27, 2014.

In January 2015, we called $50.0 million of our 8.25% senior subordinated notes due March 2018 for redemption on March 1, 2015 at a price of 102.063%. We expect to record a charge of approximately $1.5 million in our second quarter related to the payment of the call premium and the write-off of unamortized deferred financing costs, and recognize interest expense savings in future quarters.

Off-Balance Sheet Arrangements

There have been no material changes to the information provided in our Annual Report on Form 10-K for the fiscal year ended September 27, 2014 regarding off-balance sheet arrangements.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 27, 2014.

New Accounting Pronouncements

Refer to Footnote 1 in the notes to the condensed consolidated financial statements for new accounting pronouncements.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 27, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that discussed in our Annual Report on Form 10-K for the fiscal year ended September 27, 2014.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of December 27, 2014.

(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2015. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in certain legal proceedings in the ordinary course of business. Currently, we are not a party to any legal proceedings that management believes would have a material effect on our financial position or results of operations.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the fiscal year ended September 27, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended December 27, 2014 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
September 28, 2014 – November 1, 2014	10,184	(2)	$7.84	0	$50,091,000
November 2, 2014 – November 29, 2014	0		$0	0	$50,091,000
November 30, 2014 – December 27, 2014	590,860	(3)	$8.75	583,263	$44,984,000

Total	601,044		$8.74	583,263	$44,984,000
(1)	During the third quarter of fiscal 2011, our Board of Directors authorized a $100 million share repurchase program. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility and indenture that restrict our ability to repurchase our stock.
(2)	Shares purchased during the period indicated represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock.
(3)	Includes 7,597 shares purchased during the period indicated that represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits

10.1*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated March 1, 2014, between the Company and Brooks M. Pennington III.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY Registrant

Dated: February 5, 2015

/s/ JOHN R. RANELLI
John R. Ranelli President and Chief Executive Officer (Principal Executive Officer)

/s/ Lori A. Varlas
Lori A. Varlas Chief Financial Officer (Principal Financial Officer)