Form 10-Q
period 2015-03-28
CENTRAL GARDEN & PET CO
filed 2015-05-07
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

or

☐	TRANSITION REPORT PURSUANT OF SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-33268

CENTRAL GARDEN & PET COMPANY

Delaware	68-0275553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1340 Treat Blvd., Suite 600, Walnut Creek, California 94597

(Address of principal executive offices)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 30, 2015	11,908,317
Class A Common Stock Outstanding as of April 30, 2015	35,804,066
Class B Stock Outstanding as of April 30, 2015	1,652,262

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in the Form 10-K for the fiscal year ended September 27, 2014, including the factors described in the section entitled ‘‘Item 1A – Risk Factors.’’ If any of these risks or uncertainties materializes, or if any of our underlying assumptions is incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

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

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Unaudited

	March 28,	March 29,	September 27,
	2015	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$11,943	$16,748	$78,676
Restricted cash	12,583	0	14,283
Short term investments	0	14,220	9,990
Accounts receivable (less allowance for doubtful accounts of $20,813, $24,771 and $25,212)	321,765	323,183	193,729
Inventories	382,328	402,720	326,386
Prepaid expenses and other	58,251	55,882	48,488

Total current assets	786,870	812,753	671,552

Land, buildings, improvements and equipment—net	163,207	185,354	166,849
Goodwill	209,089	205,756	208,233
Other intangible assets—net	85,185	77,895	87,997
Deferred income taxes and other assets	28,657	12,589	14,096

Total	$1,273,008	$1,294,347	$1,148,727

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$139,821	$142,152	$88,428
Accrued expenses	83,442	80,886	84,379
Current portion of long-term debt	289	303	291

Total current liabilities	223,552	223,341	173,098

Long-term debt	514,924	545,032	449,948
Other long-term obligations	44,549	40,470	39,228

Equity:
Common stock, $.01 par value: 11,919,749, 12,308,802, and 12,437,307 shares outstanding at March 28, 2015, March 29, 2014 and September 27, 2014	119	123	124
Class A common stock, $.01 par value: 35,765,091, 36,417,849 and 36,887,311 shares outstanding at March 28, 2015, March 29, 2014 and September 27, 2014	357	364	369
Class B stock, $.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	387,074	396,490	396,586
Accumulated earnings	101,556	85,779	86,396
Accumulated other comprehensive income	64	1,529	1,232

Total Central Garden & Pet Company shareholders’ equity	489,186	484,301	484,723
Noncontrolling interest	797	1,203	1,730

Total equity	489,983	485,504	486,453

Total	$1,273,008	$1,294,347	$1,148,727

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Net sales	$497,602	$501,611	$804,922	$792,132
Cost of goods sold and occupancy	347,540	354,015	566,879	564,795

Gross profit	150,062	147,596	238,043	227,337
Selling, general and administrative expenses	100,091	102,827	186,934	190,923

Income from operations	49,971	44,769	51,109	36,414
Interest expense	(11,876)	(10,405)	(22,379)	(22,622)
Interest income	18	16	89	29
Other income (expense)	(121)	108	(489)	(60)

Income before income taxes and noncontrolling interest	37,992	34,488	28,330	13,761
Income taxes	14,012	12,999	10,043	5,084

Income including noncontrolling interest	23,980	21,489	18,287	8,677
Net income attributable to noncontrolling interest	743	594	747	490

Net income attributable to Central Garden & Pet Company	$23,237	$20,895	$17,540	$8,187

Net income per share attributable to Central Garden & Pet Company:
Basic	$0.48	$0.43	$0.36	$0.17

Diluted	$0.47	$0.43	$0.35	$0.17

Weighted average shares used in the computation of net income per share:
Basic	48,384	48,688	48,882	48,523
Diluted	49,439	49,116	49,689	48,963

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Net income	$23,980	$21,489	$18,287	$8,677

Other comprehensive income (loss):
Unrealized loss on securities	(20)	0	(10)	0
Reclassification of realized loss on securities included in net income	20	0	20	0
Foreign currency translation	(626)	2	(1,178)	87

Total comprehensive income	23,354	21,491	17,119	8,764

Comprehensive income attributable to noncontrolling interests	743	594	747	490

Comprehensive income attributable to Central Garden & Pet Company	$22,611	$20,897	$16,372	$8,274

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	March 28, 2015	March 29, 2014
Cash flows from operating activities:
Net income	$18,287	$8,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,814	17,512
Stock-based compensation	3,684	4,578
Excess tax benefits from stock-based awards	(351)	(321)
Deferred income taxes	4,467	5,064
Write-off of deferred financing costs	537	1,731
Loss on sale of property and equipment	115	74
Other	(51)	0
Change in assets and liabilities:
Accounts receivable	(128,623)	(128,803)
Inventories	(56,740)	(10,587)
Prepaid expenses and other assets	(6,794)	406
Accounts payable	51,474	38,334
Accrued expenses	(1,245)	5,163
Other long-term obligations	(95)	(1,871)

Net cash used in operating activities	(98,521)	(60,043)

Cash flows from investing activities:
Additions to property and equipment	(11,025)	(10,024)
Payments to acquire companies, net of cash acquired	(16,000)	0
Proceeds from short term investments	9,997	3,600
Investments in short term investments	(17)	0
Change in restricted cash	1,700	0
Other investing activities	(331)	0

Net cash used in investing activities	(15,676)	(6,424)

Cash flows from financing activities:
Repayments of long-term debt	(50,141)	(203)
Borrowings under revolving line of credit	186,000	188,000
Repayments on revolving line of credit	(71,000)	(116,000)
Proceeds from issuance of common stock	1,220	461
Repurchase of common stock	(17,164)	(924)
Distribution to noncontrolling interest	(1,680)	(633)
Payment of financing costs	0	(3,087)
Excess tax benefits from stock-based awards	351	321

Net cash provided by financing activities	47,586	67,935
Effect of exchange rate changes on cash and cash equivalents	(122)	124

Net increase (decrease) in cash and cash equivalents	(66,733)	1,592
Cash and equivalents at beginning of period	78,676	15,156

Cash and equivalents at end of period	$11,943	$16,748

Supplemental information:
Cash paid for interest	$21,448	$20,804

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended March 28, 2015

(unaudited)

1.	Basis of Presentation

The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of March 28, 2015 and March 29, 2014, the condensed consolidated statements of operations for the three months and six months ended March 28, 2015 and March 29, 2014, the condensed consolidated statements of comprehensive income for the three months and six months ended March 28, 2015 and March 29, 2014 and the condensed consolidated statements of cash flows for the six months ended March 28, 2015 and March 29, 2014 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.

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

Due to the seasonal nature of the Company’s garden business, the results of operations for the three and six month periods ended March 28, 2015 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2014 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 27, 2014 balance sheet presented herein was derived from the audited statements.

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

The Company does not perform the assessments required to achieve hedge accounting for commodity derivative positions. Accordingly, the changes in the values of these derivatives are recorded currently in other income (expense) in its condensed consolidated statements of operations. As of March 28, 2015 and March 29, 2014, the Company had no outstanding derivative instruments.

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

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. This update was issued as Accounting Standards Codification Topic 606. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On April 1, 2015 the FASB voted to defer the effective date of ASU 2014-09 for one year. ASU 2014-09 is now effective for the Company in the first quarter of its fiscal year ending September 28, 2019. Early adoption is not permitted. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Stock Based Compensation

In June 2014, the FASB issued ASU No. 2014-12 (ASU 2014-12), Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

Consolidation

In February 2015, the FASB issued ASU 2015-02 (ASU 2015-02), Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years that begin after December 15, 2015. The Company is currently evaluating the impact the adoption of ASU 2015-02 will have on its consolidated financial statements.

Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03(ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. As of March 28, 2015, the Company has approximately $6.1 million of net deferred financing costs that would be reclassified from a long-term asset to a reduction in the carrying amount of its debt.

Cloud Computing Costs

In April 2015, the FASB issued ASU No. 2015-05(ASU 2015-05), Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This standard clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. ASU 2015-05 is effective for public entities for annual and interim periods therein beginning after December 15, 2015. Early adoption is permitted. Entities may adopt the guidance either retrospectively or prospectively to arrangements entered into, or materially modified after the effective date. The Company is currently evaluating the impact the adoption of ASU 2015-05 will have on its consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of March 28, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (b)	$0	$0	$4,343	$4,343

Total liabilities	$0	$0	$4,343	$4,343

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of March 29, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Certificates of deposit (c)	$0	$14,220	$0	$14,220

Total assets	$0	$14,220	$0	$14,220

Liabilities:
Liability for contingent consideration (b)	$0	$0	$4,414	$4,414

Total liabilities	$0	$0	$4,414	$4,414

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

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the periods ended March 28, 2015 and March 29, 2014 (in thousands):

Amount
Balance as of September 27, 2014	$4,414
Changes in the fair value of contingent performance-based payments established at the time of acquisition	(71)

Balance as of March 28, 2015	$4,343

Amount
Balance as of September 28, 2013	$4,165
Changes in the fair value of contingent performance-based payments established at the time of acquisition	249

Balance as of March 29, 2014	$4,414

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended March 28, 2015 and March 29, 2014, the Company was not required to measure any significant non-financial assets and liabilities at fair value.

Fair Value of Other Financial Instruments

In January 2015, the Company called $50 million aggregate principal amount of the 2018 Notes for redemption on March 1, 2015 at a price of 102.063%. The estimated fair value of the Company’s $400.0 million remaining aggregate principal amount of the 2018 Notes as of March 28, 2015 was $409.5 million, compared to a carrying value of $399.6 million. The estimated fair value of the Company’s $450 million principal amount of 2018 Notes as of March 29, 2014 and September 27, 2014, was $464.9 million and $459.5 million, respectively, compared to a carrying value of $449.5 million and $449.5 million, respectively. The estimated fair value is based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.

3.	Acquisitions

Envincio LLC

On April 1, 2014, the Company purchased certain assets of Envincio LLC, including brands, EPA registrations, inventory and trade receivables, for approximately $20.3 million. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by approximately $3.3 million, which is recorded in goodwill. Financial results for Envincio have been included in the results of operations within the Pet segment since the date of acquisition. This acquisition is expected to enable the Company to be a key supplier and product innovator in the growing natural insecticides product market, often characterized as EPA-exempt products, and expand its offerings in traditional pesticides.

The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments:

(In thousands)	Amounts Previously Recognized as of Acquisition Date(1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as Adjusted)
Current assets, net of cash and cash equivalents acquired	$6,650	$0	$6,650
Fixed assets	20	0	20
Goodwill	2,477	856	3,333
Intangible assets	12,306	(856)	11,450
Current liabilities	(1,170)	0	(1,170)

Net assets acquired, less cash and cash equivalents	$20,283	$0	$20,283

(1)	As previously reported in our Form 10-K for the period ended September 27, 2014.

During fiscal 2015 the fair value measurements of assets acquired and liabilities assumed of Envincio LLC as of the acquisition date were finalized. This refinement did not have a significant impact on the Company’s condensed consolidated statements of operations, balance sheets or cash flows in any period and, therefore, the Company has not retrospectively adjusted its financial statements. Financial results for Envincio LLC have been included in the results of operations within the Pet segment since the date of acquisition.

Investment in Joint Ventures

On December 30, 2014, the Company invested $16 million in cash for a 50% interest in two newly formed entities. The two entities own rights to commercialize products which incorporate features covered by certain patents, technology and associated intellectual property rights in the fields of animal health and pesticide applications. The investment is being accounted for under the equity method of accounting and is not expected to contribute to earnings in the near future.

4.	Inventories, net

Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	March 28, 2015	March 29, 2014	September 27, 2014
Raw materials	$99,490	$101,783	$93,678
Work in progress	15,601	16,267	13,397
Finished goods	252,104	269,870	207,818
Supplies	15,133	14,800	11,493

Total inventories, net	$382,328	$402,720	$326,386

5.	Goodwill

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

6.	Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
March 28, 2015
Marketing-related intangible assets – amortizable	$14.1	$(10.2)	$0	$3.9
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	73.7	(10.2)	(16.9)	46.6

Customer-related intangible assets – amortizable	43.3	(21.2)	0	22.1

Other acquired intangible assets – amortizable	19.3	(9.4)	0	9.9
Other acquired intangible assets – nonamortizable	7.8	0	(1.2)	6.6

Total	27.1	(9.4)	(1.2)	16.5

Total other intangible assets	$144.1	$(40.8)	$(18.1)	$85.2

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
March 29, 2014
Marketing-related intangible assets – amortizable	$12.5	$(9.4)	$0	$3.1
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	72.1	(9.4)	(16.9)	45.8

Customer-related intangible assets – amortizable	42.8	(19.0)	0	23.8

Other acquired intangible assets – amortizable	16.6	(8.3)	0	8.3
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	17.8	(8.3)	(1.2)	8.3

Total other intangible assets	$132.7	$(36.7)	$(18.1)	$77.9

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
September 27, 2014
Marketing-related intangible assets – amortizable	$15.5	$(9.9)	$0	$5.6
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	75.1	(9.9)	(16.9)	48.3

Customer-related intangible assets – amortizable	42.8	(20.2)	0	22.6

Other acquired intangible assets – amortizable	19.4	(8.8)	0	10.6
Other acquired intangible assets – nonamortizable	7.7	0	(1.2)	6.5

Total	27.1	(8.8)	(1.2)	17.1

Total other intangible assets	$145.0	$(38.9)	$(18.1)	$88.0

Other acquired intangible assets include contract-based and technology-based intangible assets.

The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. In fiscal 2014, the Company tested its indefinite-lived intangible assets and no impairment was indicated. Other factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in fiscal 2014 or during the six months ended March 28, 2015, and accordingly, no impairment testing was performed on these assets.

The Company amortizes its acquired intangible assets with definite lives over periods ranging from 1 to 25 years; over weighted average remaining lives of eight years for marketing-related intangibles, 15 years for customer-related intangibles and 14 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $1.0 million for each of the three month periods ended March 28, 2015 and March 29, 2014, and $1.9 million and $2.0 million for the six months ended March 28, 2015 and March 29, 2014, respectively, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $4 million to $5 million per year from fiscal 2015 through fiscal 2019.

7.	Long-Term Debt

Long-term debt consists of the following:

	March 28, 2015	March 29, 2014	September 27, 2014
	(in thousands)
Senior subordinated notes, net of unamortized discount (1), interest at 8.25%, payable semi-annually, principal due March 2018	$399,637	$449,472	$449,529
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.25% to 1.75% or Base Rate plus a margin of 0.25% to 0.75%, final maturity December 2018	115,000	95,000	0
Other notes payable	576	863	710

Total	515,213	545,335	450,239
Less current portion	(289)	(303)	(291)

Long-term portion	$514,924	$545,032	$449,948

(1)	Represents unamortized original issue discount of $363, $528 and $471 as of March 28, 2015, March 29, 2014 and September 27, 2014, respectively.

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

In March 2015, the Company redeemed $50.0 million of its 8.25% senior subordinated notes due March 2018 (2018 Notes) at a price of 102.063% of the principal amount of the notes redeemed. In conjunction with this transaction, the Company recognized a charge of approximately $1.6 million in its second fiscal quarter as part of interest expense related to the payment of the call premium and the non-cash write-off of unamortized financing costs.

The Company may redeem some or all of the remaining 2018 Notes at any time on or after March 1, 2015 for 102.063% and on or after March 1, 2016 for 100%, plus accrued and unpaid interest. The holders of the 2018 Notes have the right to require the Company to repurchase all or a portion of the 2018 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.

The 2018 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants in the 2018 Notes indenture as of March 28, 2015.

Asset Backed Loan Facility

On December 5, 2013, the Company entered into a credit agreement which provides up to a $390 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on December 5, 2018 and replaced the Company’s prior revolving credit facility. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of March 28, 2015, there were borrowings of $115 million outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $12.6 million outstanding as of March 28, 2015.

The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. The borrowing availability as of March 28, 2015 was $165 million. Borrowings under the Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s total outstanding borrowings. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25%-1.75% (and was 1.25% at March 28, 2015) and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.75% (and was 0.25% at March 28, 2015). As of March 28, 2015, the applicable interest rate related to Base Rate borrowings was 3.5%, and the applicable interest rate related to LIBOR-based borrowings was 1.4%.

The Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all assets of the Company. The Company was in compliance with all financial covenants under the Credit Facility during the period ended March 28, 2015.

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

The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest for the six months ended March 28, 2015 and March 29, 2014:

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 27, 2014	$124	$369	$16	$396,586	$86,396	$1,232	$484,723	$1,730	$486,453
Comprehensive income					17,540	(1,168)	16,372	747	17,119
Stock based compensation				2,771			2,771		2,771
Restricted share activity		(2)		(638)			(640)		(640)
Issuance of common stock		2		730			732		732
Repurchase of common stock	(5)	(12)		(12,726)	(2,380)		(15,123)		(15,123)
Tax benefit on stock option exercise				351			351		351
Distribution to Noncontrolling interest								(1,680)	(1,680)

Balance March 28, 2015	$119	$357	$16	$387,074	$101,556	$64	$489,186	$797	$489,983

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 28, 2013	$122	$353	$16	$389,153	$77,592	$1,442	$468,678	$1,346	$470,024
Comprehensive income					8,187	87	8,274	490	8,764
Stock based compensation				2,486			2,486		2,486
Restricted share activity		9		3,968			3,977		3,977
Issuance of common stock	1	2		562			565		565
Tax benefit on stock option exercise				321			321		321
Distribution to Noncontrolling interest								(633)	(633)

Balance March 29, 2014	$123	$364	$16	$396,490	$85,779	$1,529	$484,301	$1,203	$485,504

9.	Stock-Based Compensation

The Company recognized share-based compensation expense of $3.7 million and $4.6 million for the six month periods ended March 28, 2015 and March 29, 2014, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the six month periods ended March 28, 2015 and March 29, 2014 was $1.4 million and $1.7 million, respectively.

10.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	Three Months Ended March 28, 2015			Six Months Ended March 28, 2015
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$23,237	48,384	$0.48	$17,540	48,882	$0.36
Effect of dilutive securities:
Options to purchase common stock		457	0.00		251	0.00
Restricted shares		598	(0.01)		556	(0.01)
Diluted EPS:

Net income available to common shareholders	$23,237	49,439	$0.47	$17,540	49,689	$0.35

	Three Months Ended March 29, 2014			Six Months Ended March 29, 2014
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$20,895	48,688	$0.43	$8,187	48,523	$0.17
Effect of dilutive securities:
Options to purchase common stock		23	0.00		50	0.00
Restricted shares		405	0.00		390	0.00
Diluted EPS:

Net income available to common shareholders	$20,895	49,116	$0.43	$8,187	48,963	$0.17

Options to purchase 9.6 million shares of common stock at prices ranging from $6.43 to $15.00 per share were outstanding at March 28, 2015, and options to purchase 11.6 million shares of common stock at prices ranging from $4.60 to $16.23 per share were outstanding at March 29, 2014.

For the three month periods ended March 28, 2015 and March 29, 2014, options to purchase 3.4 million and 10.4 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

For the six month period ended March 28, 2015 and March 29, 2014, options to purchase 6.1 million and 10.4 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Net sales:
Pet segment	$221,485	$216,744	$420,805	$401,349
Garden segment	276,117	284,867	384,117	390,783

Total net sales	$497,602	$501,611	$804,922	$792,132

Income (loss) from operations:
Pet segment	27,051	24,193	47,626	38,579
Garden segment	39,325	36,799	35,790	30,568
Corporate	(16,405)	(16,223)	(32,307)	(32,733)

Total income from operations	49,971	44,769	51,109	36,414

Interest expense - net	(11,858)	(10,389)	(22,290)	(22,593)
Other income (expense)	(121)	108	(489)	(60)
Income taxes	14,012	12,999	10,043	5,084

Income including noncontrolling interest	23,980	21,489	18,287	8,677
Net income attributable to noncontrolling interest	743	594	747	490

Net income attributable to Central Garden & Pet Company	$23,237	$20,895	$17,540	$8,187

Depreciation and amortization:
Pet segment	$3,878	$4,484	$7,819	$8,370
Garden segment	1,483	1,832	3,049	3,405
Corporate	2,989	2,876	5,946	5,737

Total depreciation and amortization	$8,350	$9,192	$16,814	$17,512

Assets:	March 28, 2015	March 29, 2014	September 27, 2014
Pet segment	$450,240	$434,059	$414,279
Garden segment	490,514	521,663	337,461
Corporate	332,254	338,625	396,987

Total assets	$1,273,008	$1,294,347	$1,148,727

Goodwill (included in corporate assets above):
Pet segment	$209,089	$205,756	$208,233

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended March 28, 2015
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$150,014	$37,434	$338,994	$(28,840)	$497,602
Cost of goods sold and occupancy	113,668	29,545	231,403	(27,076)	347,540

Gross profit	36,346	7,889	107,591	(1,764)	150,062
Selling, general and administrative expenses	30,843	5,339	65,673	(1,764)	100,091

Income from operations	5,503	2,550	41,918	(0)	49,971
Interest expense	(11,815)	(61)	(0)	(0)	(11,876)
Interest income	18	0	0	0	18
Other income (expense)	(347)	(0)	226	(0)	(121)

Income (loss) before taxes and equity in earnings of affiliates	(6,641)	2,489	42,144	(0)	37,992
Income tax (benefit) expense	(1,123)	952	14,183	(0)	14,012
Equity in earnings of affiliates	28,755	0	796	(29,551)	0

Net income including noncontrolling interest	23,237	1,537	28,757	(29,551)	23,980
Net income attributable to noncontrolling interest	0	743	0	0	743

Net income attributable to Central Garden & Pet Company	$23,237	$794	$28,757	$(29,551)	$23,237

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended March 29, 2014 (As Revised)
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$146,049	$40,409	$340,660	$(25,507)	$501,611
Cost of goods sold and occupancy	109,458	30,652	237,863	(23,958)	354,015

Gross profit	36,591	9,757	102,797	(1,549)	147,596
Selling, general and administrative expenses	29,798	6,595	67,983	(1,549)	102,827

Income from operations	6,793	3,162	34,814	0	44,769
Interest expense	(10,375)	(25)	(5)	0	(10,405)
Interest income	16	0	0	0	16
Other income	50	0	58	0	108

Income (loss) before taxes and equity in earnings of affiliates	(3,516)	3,137	34,867	0	34,488
Income tax (benefit) expense	(1,011)	1,226	12,784	0	12,999
Equity in earnings of affiliates	23,400	0	1,353	(24,753)	0

Net income including noncontrolling interest	20,895	1,911	23,436	(24,753)	21,489
Net income attributable to noncontrolling interest	0	594	0	0	594

Net income attributable to Central Garden & Pet Company	$20,895	$1,317	$23,436	$(24,753)	$20,895

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Six Months Ended March 28, 2015
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$246,976	$54,757	$546,119	$(42,930)	$804,922
Cost of goods sold and occupancy	192,447	44,123	370,494	(40,185)	566,879

Gross profit	54,529	10,634	175,625	(2,745)	238,043
Selling, general and administrative expenses	58,694	9,338	121,647	(2,745)	186,934

Income (loss) from operations	(4,165)	1,296	53,978	(0)	51,109
Interest expense	(22,302)	(76)	(1)	(0)	(22,379)
Interest income	88	1	0	0	89
Other income (expense)	(677)	(0)	188	(0)	(489)

Income (loss) before taxes and equity in earnings of affiliates	(27,056)	1,221	54,165	(0)	28,330
Income tax (benefit) expense	(9,580)	508	19,115	(0)	10,043
Equity in earnings of affiliates	35,016	0	209	(35,225)	0

Net income including noncontrolling interest	17,540	713	35,259	(35,225)	18,287
Net income attributable to noncontrolling interest	0	747	0	0	747

Net income (loss) attributable to Central Garden & Pet Company	$17,540	$(34)	$35,259	$(35,225)	$17,540

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Six Months Ended March 29, 2014 (As Revised)
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$232,282	$53,795	$543,682	$(37,627)	$792,132
Cost of goods sold and occupancy	177,949	41,661	380,365	(35,180)	564,795

Gross profit	54,333	12,134	163,317	(2,447)	227,337
Selling, general and administrative expenses	55,654	10,012	127,704	(2,447)	190,923

Income (loss) from operations	(1,321)	2,122	35,613	0	36,414
Interest expense	(22,566)	(31)	(25)	0	(22,622)
Interest income	29	0	0	0	29
Other income (expense)	7	0	(67)	0	(60)

Income (loss) before taxes and equity in earnings of affiliates	(23,851)	2,091	35,521	0	13,761
Income tax (benefit) expense	(8,818)	911	12,991	0	5,084
Equity in earnings of affiliates	23,220	0	1,053	(24,273)	0

Net income including noncontrolling interest	8,187	1,180	23,583	(24,273)	8,677
Net income attributable to noncontrolling interest	0	490	0	0	490

Net income attributable to Central Garden & Pet Company	$8,187	$690	$23,583	$(24,273)	$8,187

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) Three Months Ended March 28, 2015
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$23,237	$1,537	$28,757	$(29,551)	$23,980
Other comprehensive income (loss):
Unrealized loss on securities	(20)	0	0	0	(20)
Reclassification of realized loss on securities included in net income	20	0	0	0	20
Foreign currency translation	(626)	(355)	(164)	519	(626)

Total comprehensive income	22,611	1,182	28,593	(29,032)	23,354
Comprehensive income attributable to noncontrolling interests	0	743	0	0	743

Comprehensive income attributable to Central Garden & Pet Company	$22,611	$439	$28,593	$(29,032)	$22,611

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME Three Months Ended March 29, 2014 (As Revised)
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$20,895	$1,911	$23,436	$(24,753)	$21,489

Other comprehensive income:
Foreign currency translation	0	2	0	0	2

Total comprehensive income	20,895	1,913	23,436	(24,753)	21,491
Comprehensive income attributable to noncontrolling interests	0	594	0	0	594

Comprehensive income attributable to Central Garden & Pet Company	$20,895	$1,319	$23,436	$(24,753)	$20,897

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME Six Months Ended March 28, 2015
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$17,540	$713	$35,259	$(35,225)	$18,287

Other comprehensive income (loss):
Unrealized loss on securities	(10)	0	0	0	(10)
Reclassification of realized loss on securities included in net income	20	0	0	0	20
Foreign currency translation	(1,178)	(700)	(268)	968	(1,178)

Total comprehensive income	16,372	13	34,991	(34,257)	17,119
Comprehensive income attributable to noncontrolling interests	0	747	0	0	747

Comprehensive income (loss) attributable to Central Garden & Pet Company	$16,372	$(734)	$34,991	$(34,257)	$16,372

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME Six Months Ended March 29, 2014 (As Revised)
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$8,187	$1,180	$23,583	$(24,273)	$8,677

Other comprehensive income:
Foreign currency translation	0	87	0	0	87

Total comprehensive income	8,187	1,267	23,583	(24,273)	8,764
Comprehensive income attributable to noncontrolling interests	0	490	0	0	490

Comprehensive income attributable to Central Garden & Pet Company	$8,187	$777	$23,583	$(24,273)	$8,274

	CONSOLIDATING CONDENSED BALANCE SHEET March 28, 2015
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$6,159	$4,309	$1,475	$0	$11,943
Restricted cash	12,583	0	0	0	12,583
Accounts receivable, net	86,569	17,099	218,097	0	321,765
Inventories	95,564	19,429	267,335	0	382,328
Prepaid expenses and other	26,013	901	31,337	0	58,251

Total current assets	226,888	41,738	518,244	0	786,870
Land, buildings, improvements and equipment, net	57,093	3,590	102,524	0	163,207
Goodwill	0	0	209,089	0	209,089
Other long term assets	34,187	3,999	81,263	(5,607)	113,842
Intercompany receivable	44,855	0	293,685	(338,540)	0
Investment in subsidiaries	1,017,461	0	0	(1,017,461)	0

Total	$1,380,484	$49,327	$1,204,805	$(1,361,608)	$1,273,008

LIABILITIES AND EQUITY
Accounts payable	$47,277	$10,169	$82,375	$0	$139,821
Accrued expenses	39,061	2,857	41,524	0	83,442
Current portion of long-term debt	259	0	30	0	289

Total current liabilities	86,597	13,026	123,929	0	223,552
Long-term debt	514,841	0	83	0	514,924
Intercompany payable	288,423	50,117	0	(338,540)	0
Losses in excess of investment in subsidiaries	0	0	14,104	(14,104)	0
Other long-term obligations	1,437	0	48,719	(5,607)	44,549
Total Central Garden & Pet shareholders’ equity	489,186	(14,613)	1,017,970	(1,003,357)	489,186
Noncontrolling interest	0	797	0	0	797

Total equity	489,186	(13,816)	1,017,970	(1,003,357)	489,983

Total	$1,380,484	$49,327	$1,204,805	$(1,361,608)	$1,273,008

	CONSOLIDATING CONDENSED BALANCE SHEET March 29, 2014 (As Revised)
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$8,001	$6,819	$1,928	$0	$16,748
Short term investments	14,220	0	0	0	14,220
Accounts receivable, net	81,577	17,792	223,814	0	323,183
Inventories	106,858	22,158	273,704	0	402,720
Prepaid expenses and other	25,151	740	29,991	0	55,882

Total current assets	235,807	47,509	529,437	0	812,753
Land, buildings, improvements and equipment, net	75,320	2,583	107,451	0	185,354
Goodwill	0	0	205,756	0	205,756
Other long term assets	20,331	3,614	72,061	(5,522)	90,484
Intercompany receivable	41,540	0	219,454	(260,994)	0
Investment in subsidiaries	955,388	0	0	(955,388)	0

Total	$1,328,386	$53,706	$1,134,159	$(1,221,904)	$1,294,347

LIABILITIES AND EQUITY
Accounts payable	$49,181	$13,414	$79,557	$0	$142,152
Accrued expenses	32,409	2,775	45,702	0	80,886
Current portion of long-term debt	270	0	33	0	303

Total current liabilities	81,860	16,189	125,292	0	223,341
Long-term debt	544,917	0	115	0	545,032
Intercompany payable	215,634	45,360	0	(260,994)
Losses in excess of investment in subsidiaries	0	0	8,047	(8,047)	0
Other long-term obligations	1,674	0	44,318	(5,522)	40,470
Total Central Garden & Pet shareholders’ equity	484,301	(9,046)	956,387	(947,341)	484,301
Noncontrolling interest	0	1,203	0	0	1,203

Total equity	484,301	(7,843)	956,387	(947,341)	485,504

Total	$1,328,386	$53,706	$1,134,159	$(1,221,904)	$1,294,347

	CONSOLIDATING CONDENSED BALANCE SHEET September 27, 2014
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$63,471	$12,806	$2,399	$0	$78,676
Restricted cash	14,283	0	0	0	14,283
Short term investments	9,990	0	0	0	9,990
Accounts receivable, net	41,235	8,268	144,226	0	193,729
Inventories	79,199	15,210	231,977	0	326,386
Prepaid expenses and other	26,092	816	21,580	0	48,488

Total current assets	234,270	37,100	400,182	0	671,552
Land, buildings, improvements and equipment, net	63,059	3,649	100,141	0	166,849
Goodwill	0	0	208,233	0	208,233
Other long term assets	25,230	4,244	83,713	(11,094)	102,093
Intercompany receivable	16,906	0	351,423	(368,329)	0
Investment in subsidiaries	983,413	0	0	(983,413)	0

Total	$1,322,878	$44,993	$1,143,692	$(1,362,836)	$1,148,727

LIABILITIES AND EQUITY
Accounts payable	$28,937	$3,542	$55,949	$0	$88,428
Accrued expenses	34,151	1,868	48,360	0	84,379
Current portion of long term debt	261	0	30	0	291

Total current liabilities	63,349	5,410	104,339	0	173,098
Long-term debt	449,855	0	93	0	449,948
Intercompany payable	323,315	45,014	0	(368,329)	0
Losses in excess of investment in subsidiaries	0	0	7,594	(7,594)	0
Other long-term obligations	1,636	0	48,686	(11,094)	39,228
Total Central Garden & Pet shareholders’ equity	484,723	(7,161)	982,980	(975,819)	484,723
Noncontrolling interest	0	1,730	0	0	1,730

Total equity	484,723	(5,431)	982,980	(975,819)	486,453

Total	$1,322,878	$44,993	$1,143,692	$(1,362,836)	$1,148,727

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Six Months Ended March 28, 2015
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used by operating activities	$(36,828)	$(5,623)	$(49,351)	$(6,719)	$(98,521)

Additions to property, plant and equipment	(1,359)	(154)	(9,512)	(0)	(11,025)
Payments to acquire companies, net of cash acquired	(16,000)	0	0	0	(16,000)
Proceeds from short term investments	9,997	0	0	0	9,997
Investment in short term investments	(17)	(0)	(0)	(0)	(17)
Change in restricted cash	1,700	(0)	(0)	(0)	1,700
Other investing activities	(331)	0	0	0	(331)
Intercompany investing activities	(27,949)	(0)	57,738	(29,789)	(0)

Net cash (used) provided by investing activities	(33,959)	(154)	48,226	(29,789)	(15,676)

Repayments of long-term debt	(50,131)	(0)	(10)	(0)	(50,141)
Borrowings under revolving line of credit	186,000	0	0	0	186,000
Repayments on revolving line of credit	(71,000)	0	0	0	(71,000)
Proceeds from issuance of common stock	1,220	0	0	0	1,220
Repurchase of common stock	(17,164)	(0)	(0)	(0)	(17,164)
Distribution to noncontrolling interest	0	(1,680)	0	0	(1,680)
Excess tax benefits from stock-based awards	351	0	0	0	351
Distribution to parent	0	(6,719)	0	6,719	0
Intercompany financing activities	(34,891)	5,102	0	29,789	0

Net cash provided (used) by financing activities	14,385	(3,297)	(10)	36,508	47,586

Effect of exchange rates on cash	(910)	577	211	0	(122)

Net decrease in cash and cash equivalents	(57,312)	(8,497)	(924)	0	(66,733)
Cash and cash equivalents at beginning of year	63,471	12,806	2,399	0	78,676

Cash and cash equivalents at end of year	$6,159	$4,309	$1,475	$0	$11,943

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Six Months Ended March 29, 2014 (As Revised)
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(35,501)	$604	$(22,612)	$(2,534)	$(60,043)

Additions to property, plant and equipment	(4,507)	(473)	(5,044)	0	(10,024)
Proceeds from short term investments	3,600	0	0	0	3,600
Intercompany investing activities	(31,360)	0	27,043	4,317	0

Net cash (used) provided by investing activities	(32,267)	(473)	21,999	4,317	(6,424)

Repayments of long-term debt	(104)	0	(99)	0	(203)
Borrowings under revolving line of credit	188,000	0	0	0	188,000
Repayments on revolving line of credit	(116,000)	0	0	0	(116,000)
Proceeds from issuance of common stock	461	0	0	0	461
Repurchase of common stock	(924)	0	0	0	(924)
Distribution to noncontrolling interest	0	(633)	0	0	(633)
Payment of deferred financing costs	(3,087)	0	0	0	(3,087)
Excess tax benefits from stock-based awards	321	0	0	0	321
Distribution to parent	0	(2,534)	0	2,534	0
Intercompany financing activities	1,376	2,941	0	(4,317)	0

Net cash (used) provided by financing activities	70,043	(226)	(99)	(1,783)	67,935

Effect of exchange rates on cash	288	(89)	(75)	0	124

Net increase (decrease) in cash and cash equivalents	2,563	(184)	(787)	0	1,592
Cash and cash equivalents at beginning of year	5,438	7,003	2,715	0	15,156

Cash and cash equivalents at end of year	$8,001	$6,819	$1,928	$0	$16,748

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended March 29, 2014
	As previously reported	Adjustments	As revised
Parent	$9,935	$(3,142)	$6,793
Non-guarantor subsidiaries	0	3,162	3,162
Guarantor subsidiaries	34,834	(20)	34,814
Eliminations	0	0	0

Income from operations	44,769	0	44,769

Parent	20,895	0	20,895
Non-guarantor subsidiaries	0	1,317	1,317
Guarantor subsidiaries	23,516	(80)	23,436
Eliminations	(23,516)	(1,237)	(24,753)

Net income attributable to Central Garden & Pet Company	$20,895	$0	$20,895

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Six Months Ended March 29, 2014
	As previously reported	Adjustments	As revised
Parent	$1,152	$(2,473)	$(1,321)
Non-guarantor subsidiaries	0	2,122	2,122
Guarantor subsidiaries	35,262	351	35,613
Eliminations	0	0	0

Income (loss) from operations	36,414	0	36,414

Parent	8,187	0	8,187
Non-guarantor subsidiaries	0	690	690
Guarantor subsidiaries	23,408	175	23,583
Eliminations	(23,408)	(865)	(24,273)

Net income attributable to Central Garden & Pet Company	$8,187	$0	$8,187

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

	CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME
	As previously reported	Three Months Ended March 29, 2014 Adjustments	As revised
Parent	$(2,027)	$22,922	$20,895
Non-guarantor subsidiaries	0	1,911	1,911
Guarantor subsidiaries	23,516	(80)	23,436
Eliminations	0	(24,753)	(24,753)

Net income (loss)	21,489	0	21,489

Parent	(2,025)	22,920	20,895
Non-guarantor subsidiaries	0	1,913	1,913
Guarantor subsidiaries	23,516	(80)	23,436
Eliminations	0	(24,753)	(24,753)

Total comprehensive income (loss)	21,491	0	21,491

Parent	(2,619)	23,514	20,895
Non-guarantor subsidiaries	0	1,319	1,319
Guarantor subsidiaries	23,516	(80)	23,436
Eliminations	0	(24,753)	(24,753)

Comprehensive income (loss) attributable to Central Garden & Pet Company	$20,897	$0	$20,897

	CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME
	As previously reported	Six Months Ended March 29, 2014 Adjustments	As revised
Parent	$(14,731)	$22,918	$8,187
Non-guarantor subsidiaries	0	1,180	1,180
Guarantor subsidiaries	23,408	175	23,583
Eliminations	0	(24,273)	(24,273)

Net income (loss)	8,677	0	8,677

Parent	(14,644)	22,831	8,187
Non-guarantor subsidiaries	0	1,267	1,267
Guarantor subsidiaries	23,408	175	23,583
Eliminations	0	(24,273)	(24,273)

Total comprehensive income (loss)	8,764	0	8,764

Parent	(15,134)	23,321	8,187
Non-guarantor subsidiaries	0	777	777
Guarantor subsidiaries	23,408	175	23,583
Eliminations	0	(24,273)	(24,273)

Comprehensive income (loss) attributable to Central Garden & Pet Company	$8,274	$0	$8,274

In the Consolidating Condensed Statement of Comprehensive Income, the Company now presents the Non-Guarantor subsidiaries separate from the Parent. The Company also recorded an adjustment to correct the beginning net income of the Parent to reflect equity in the earnings from affiliates.

	CONSOLIDATING CONDENSED BALANCE SHEET March 29, 2014
	As previously reported	Adjustments	As revised
Parent	$288,510	$(52,703)	$235,807
Non-Guarantor subsidiaries	0	47,509	47,509
Guarantor subsidiaries	532,265	(2,828)	529,437
Eliminations	(8,022)	8,022	0

Current assets	812,753	0	812,753

Parent	1,165,145	163,241	1,328,386
Non-Guarantor subsidiaries	0	53,706	53,706
Guarantor subsidiaries	878,709	255,450	1,134,159
Eliminations	(749,507)	(472,397)	(1,221,904)

Total assets	$1,294,347	$0	$1,294,347

Parent	$99,258	$(17,398)	$81,860
Non-Guarantor subsidiaries	0	16,189	16,189
Guarantor subsidiaries	132,105	(6,813)	125,292
Eliminations	(8,022)	8,022	0

Current liabilities	223,341	0	223,341

Parent	485,504	(1,203)	484,301
Non-Guarantor subsidiaries	0	(7,843)	(7,843)
Guarantor subsidiaries	741,485	214,902	956,387
Eliminations	(741,485)	(205,856)	(947,341)

Total equity	$485,504	$0	$485,504

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

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Six Months Ended March 29, 2014
	As previously reported	Adjustments	As revised
Parent	$(16,606)	$(18,895)	$(35,501)
Non-Guarantor subsidiaries	0	604	604
Guarantor subsidiaries	(20,029)	(2,583)	(22,612)
Eliminations	(23,408)	20,874	(2,534)

Net cash provided by (used in) operating activities	(60,043)	0	(60,043)

Parent	(49,249)	16,982	(32,267)
Non-Guarantor subsidiaries	0	(473)	(473)
Guarantor subsidiaries	19,417	2,582	21,999
Eliminations	23,408	(19,091)	4,317

Net cash provided by (used in) investing activities	(6,424)	0	(6,424)

Parent	68,034	2,009	70,043
Non-Guarantor subsidiaries	0	(226)	(226)
Guarantor subsidiaries	(99)	0	(99)
Eliminations	0	(1,783)	(1,783)

Net cash provided by (used in) financing activities	$67,935	$0	$67,935

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

Recent Developments

Fiscal 2015 Second Quarter Financial Performance:

•	Our net sales decreased $4.0 million, or 0.8%, to $497.6 million from the prior year quarter.

•	Gross margin increased 80 basis points to 30.2%.

•	Selling, general & administrative expenses decreased as a percentage of net sales to 20.1% from 20.5% in the prior year quarter.

•	Operating earnings improved by $5.2 million from the prior year quarter, to $50.0 million in the second quarter of fiscal 2015.

•	Our net income in the second quarter of fiscal 2015 was $23.2 million, or $0.47 per diluted share, compared to $20.9 million, or $0.43 per diluted share, in the second quarter of fiscal 2014.

Stock Repurchase – During the three months ended March 28, 2015, we repurchased $10.0 million of our common stock, which consisted of 0.3 million shares of our voting common stock (CENT) at an aggregate cost of approximately $2.7 million, or approximately $9.11 per share, and 0.8 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $7.3 million, or approximately $9.68 per share. As of March 28, 2015, approximately $35.0 million remained available under our current share repurchase authorization for future share repurchases.

Bond Redemption – In March 2015, we redeemed $50.0 million of our 8.25% senior subordinated notes due March 2018 (2018 Notes) at a price of 102.063%. In conjunction with this transaction, we recognized a charge of approximately $1.6 million in our second fiscal quarter as part of interest expense related to the payment of the call premium and the write-off of unamortized financing costs.

Investment in Joint Ventures - On December 30, 2014, we invested $16 million in cash for a 50% interest in two newly formed entities. The two entities own rights to commercialize products which incorporate features covered by certain patents, technology and associated intellectual property rights in the fields of animal health and pesticide applications. The investment is being accounted for under the equity method of accounting and is not expected to contribute to earnings in the near future.

Results of Operations

Three Months Ended March 28, 2015

Compared with Three Months Ended March 29, 2014

Net Sales

Net sales for the three months ended March 28, 2015 decreased $4.0 million, or 0.8%, to $497.6 million from $501.6 million for the three months ended March 29, 2014. Our branded product sales decreased $12.0 million and sales of other manufacturers’ products increased $8.0 million.

Pet segment net sales increased $4.8 million, or 2.2%, to $221.5 million for the three months ended March 28, 2015 from $216.7 million for the three months ended March 29, 2014. The increase in sales was due primarily to a $6.2 million increase in sales of other manufacturers’ products, partially offset by decreased pet branded product sales. Pet branded product sales decreased $1.4 million, due primarily to a $5.2 million decrease in our wild bird feed category, related to both price and volume decreases, and a $3.3 million decrease in our dog and cat category. A principal reason for the decrease in the dog and cat category was lost retail space for our dog food products. These decreases were partially offset by a $7.1 million increase in our animal health category, due primarily to increased sales in our active ingredient professional business including $2.9 million from an acquisition which was completed in 2014.

Garden segment net sales decreased $8.8 million, or 3.1%, to $276.1 million for the three months ended March 28, 2015 from $284.9 million for the three months ended March 29, 2014. Garden branded product sales decreased $10.6 million and sales of other manufacturers’ products increased $1.8 million. The sales decrease in our garden branded products was due primarily to a decrease of $14.3 million in grass seed and a $3.5 million decrease in wild bird feed, partially offset by an $11.3 million increase in Garden controls and fertilizers. The decrease in sales in grass seed was primarily volume driven as the prior year quarter was bolstered by an early inventory build at retail that we believe shifted sales from April into our fiscal 2014 second quarter. The decrease in sales in wild bird feed was primarily volume driven reflecting decreased distribution. The increase in sales in Garden controls and fertilizers was due primarily to increased sales in our private label business.

Gross Profit

Gross profit for the three months ended March 28, 2015 increased $2.5 million, or 1.7%, to $150.1 million from $147.6 million for the three months ended March 29, 2014. Gross margin improved to 30.2% for the three months ended March 28, 2015 from 29.4% for the three months ended March 29, 2014 due to gross margin improvement in both our Garden and Pet operating segments.

Gross profit improved in the Pet segment due primarily to increases in both sales and gross margin in our animal health category. Our animal health category was favorably impacted by increased volumes in our professional active ingredients business and the nonrecurrence of certain costs in our flea and tick business in the prior year. These gains were partially offset by decreased sales and margins in our bird and small animal business, impacted by reduced customer pricing associated with declining raw material commodity costs. Gross profit declined slightly in our Garden segment due to decreased sales while gross margin in Garden improved due primarily to increased sales and margin improvement in Garden controls and fertilizers. A principal reason for this improvement in Garden controls and fertilizers was increased volume due to new distribution of our private label products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2.7 million, or 2.7%, to $100.1 million for the three months ended March 28, 2015 from $102.8 million for the three months ended March 29, 2014. As a percentage of net sales, selling, general and administrative expenses decreased to 20.1% for the three months ended March 28, 2015, compared to 20.5% in the comparable prior year quarter.

Selling and delivery expense decreased $1.4 million, or 2.5%, to $55.3 million for the three months ended March 28, 2015 from $56.7 million for the three months ended March 29, 2014. The decrease was due primarily to decreased marketing program expenses, including advertising, and reduced delivery expenses favorably impacted by lower sales volume and distribution efficiency gains in our Garden segment.

Warehouse and administrative expense decreased $1.3 million, or 2.8%, to $44.8 million for the quarter ended March 28, 2015 from $46.1 million in the quarter ended March 29, 2014. The improvement was primarily attributable to decreased warehouse costs in our Garden segment due to lower volumes and temporary labor expense reduction efforts. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and informational technology functions.

Operating Income

Operating income increased $5.2 million, or 11.6%, to $50.0 million for the three months ended March 28, 2015 from $44.8 million for the three months ended March 29, 2014. Operating income increased due to lower selling, general and administrative costs and an improved gross margin that were partially offset by lower sales. Operating income increased in both our Pet and Garden segments, partially offset by an increase in operating expense in Corporate. Operating income as a percentage of net sales improved due to the decrease in selling, general and administrative expenses and improved gross margin.

Pet operating income increased $2.9 million, or 12.0% to $27.1 million for the three months ended March 28, 2015 from $24.2 million for the three months ended March 29, 2014. The increase was due primarily to improved gross margin and increased sales. Garden operating income increased $2.5 million, or 6.8%, to $39.3 million for the fiscal 2015 quarter from $36.8 million in the fiscal 2014 quarter due primarily to lower selling, general and administrative costs. Corporate operating expense increased $0.2 million.

Net Interest Expense

Net interest expense for the three months ended March 28, 2015 increased $1.5 million, or 14.1%, to $11.9 million from $10.4 million for the three months ended March 29, 2014. Interest expense increased due primarily to the redemption of notes during our second fiscal quarter. In March 2015, we redeemed $50.0 million of our 8.25% senior subordinated notes due March 2018 (2018 Notes) at a price of 102.063%. In conjunction with this transaction, we recognized a charge of approximately $1.6 million in our second fiscal quarter as part of interest expense related to the payment of the call premium and the non-cash write-off of unamortized financing costs. Debt outstanding on March 28, 2015 was $515.2 million compared to $545.3 million as of March 29, 2014. Our average borrowing rate for the current quarter increased slightly to 7.8% from 7.7% for the prior year quarter.

Other Income / Expense

Other income (expense) decreased $0.2 million to a $0.1 million expense for the three months ended March 28, 2015 from $0.1 million income for the three months ended March 29, 2014. Other income (expense) was comprised primarily of income from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. The decrease was primarily due to the losses from our investment in two newly formed entities, accounted for under the equity method of accounting, and increased foreign currency exchange losses.

Income Taxes

Our effective income tax rate was 36.9% for the quarter ended March 28, 2015 and 37.7% for the quarter ended March 29, 2014. The income tax rate decrease was due primarily to additional tax credits available in the current year quarter that were not available in the prior year quarter.

Six Months Ended March 28, 2015

Compared with Six Months Ended March 29, 2014

Net Sales

Net sales for the six months ended March 28, 2015 increased $12.8 million, or 1.6%, to $804.9 million from $792.1 million for the six months ended March 29, 2014. Our branded product sales decreased $8.3 million, while sales of other manufacturers’ products increased $21.1 million.

Pet Products’ net sales increased $19.5 million, or 4.9%, to $420.8 million for the six months ended March 28, 2015 from $401.3 million for the six months ended March 29, 2014. Pet branded product sales increased $4.8 million from the prior year period, due primarily to a $14.7 million increase in our animal health category, driven by increased sales in our active ingredient professional business, including $5.5 million from a prior year acquisition. The increase was partially offset by a $4.6 million decrease in our wild bird feed category, due to both price and volume decreases, and a $2.0 million decrease in our aquatic category. Sales of other manufacturers’ products increased approximately $14.7 million compared to the prior year six month period.

Garden Products’ net sales decreased $6.7 million, or 1.7%, to $384.1 million for the six months ended March 28, 2015 from $390.8 million for the six months ended March 29, 2014. Garden branded product sales decreased $13.1 million due primarily to a decrease of $15.0 million in grass seed, a $6.0 million decrease in wild bird feed and an $8.5 million decrease in Decor, partially offset by a $15.9 million increase in Garden controls and fertilizers. The decrease in sales in grass seed was primarily volume driven as an early inventory build at retail in the comparable prior year period shifted sales from April into our second fiscal quarter of 2014. The decrease in sales in wild bird feed was volume driven reflecting decreased distribution. The Decor business was impacted by lower volumes as a result of reduced store listings and higher retail inventory levels. The increase in sales in Garden controls and fertilizers was due primarily to increased sales in our private label business. Sales of other manufacturers’ products increased approximately $6.4 million compared to the comparable prior year period.

Gross Profit

Gross profit for the six months ended March 28, 2015 increased $10.7 million, or 4.7%, to $238.0 million from $227.3 million for the six months ended March 29, 2014. Gross profit as a percentage of net sales increased to 29.6% for the six months ended March 28, 2015 from 28.7% for the six months ended March 29, 2014.

Gross profit and gross margin improved in the Pet segment primarily due to both increased sales and gross margin in our animal health category which was favorably impacted by increased volumes in our professional actives business. In our Garden segment, gross profit declined slightly due to decreased sales while the gross margin improved due primarily to increased sales and margin improvement in Garden controls and fertilizers which was favorably impacted by increased volume due to new distribution of our private label products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $4.0 million, or 2.1%, to $186.9 million for the six months ended March 28, 2015 from $190.9 million for the six months ended March 29, 2014. As a percentage of net sales, selling, general and administrative expenses decreased to 23.2% for the six months ended March 28, 2015, compared to 24.1% in the comparable prior year six month period.

Selling and delivery expense decreased $1.6 million, or 1.6%, to $99.8 million for the six months ended March 28, 2015 from $101.4 million for the six months ended March 29, 2014. The decrease was due primarily to decreased marketing program expenditures, including marketing program expenditures and headcount reductions, in our Garden segment. The decrease was partially offset by an increase in our Pet segment due to higher variable expenses associated with the increased sales.

Warehouse and administrative expense decreased $2.4 million to $87.1 million for the six months ended March 28, 2015 from $89.5 million in the six months ended March 29, 2014. The improvement was primarily attributable to decreased warehouse costs in our Garden segment due to lower volumes and temporary labor expense reduction and reduced administrative costs due to headcount reductions.

Operating Income

Operating income increased $14.7 million, or 40.4%, to $51.1 million for the six months ended March 28, 2015 from $36.4 million for the six months ended March 29, 2014. Operating income increased due to increased sales, an improved gross margin and lower selling, general and administrative expenses. Increased operating income in the Garden and Pet segments and decreased operating expense in Corporate all contributed to the increased operating income.

Pet operating income increased $9.0 million to $47.6 million due to increased sales of $19.5 million and an improved gross margin which were partially offset by increased selling, general and administrative costs. Garden operating income increased $5.3 million to $35.8 million due to lower selling, general and administrative costs and an improved gross margin partially offset by decreased sales of $6.7 million. Corporate operating expense decreased $0.4 million.

Net Interest Expense

Net interest expense for the six months ended March 28, 2015 decreased $0.3 million or 1.3%, to $22.3 million from $22.6 million for the six months ended March 29, 2014. A non-cash charge of $1.7 million in the first quarter of fiscal 2014 related to the termination of our prior revolving credit facility was partially offset by a $1.6 million charge related to the redemption of $50 million of our 8.25% senior subordinated notes during the second quarter of fiscal 2015.

Other Expense

Other expense increased $0.4 million to $0.5 million for the six months ended March 28, 2015, from $0.1 million for the six months ended March 29, 2014. The increase in other expense was due primarily to increased foreign currency exchange losses and to the losses from our investment in two newly formed entities, accounted for under the equity method of accounting.

Income Taxes

Our effective income tax rate was 35.5% for the six months ended March 28, 2015 and 36.9% for the six months ended March 29, 2014. Our 2015 tax rate benefited primarily from additional tax benefits available in 2015.

Inflation

Our revenues and margins are dependent on various economic factors, including rates of inflation, energy costs, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. Historically, in certain fiscal periods, we have been adversely impacted by rising input costs related to domestic inflation, particularly related to grain and seed prices, fuel prices and the ingredients used in our Garden controls and fertilizer. Rising costs have made it difficult for us to increase prices to our retail customers at a pace sufficient to enable us to maintain margins.

In recent years, our business has been negatively impacted by low consumer confidence, as well as other macro-economic factors. In fiscal 2012 and throughout most of fiscal 2013, commodity costs continued to increase. Recently, many of our commodity costs have been declining although we have seen increases in our grass seed costs. We continue to monitor commodity prices in order to take action to mitigate the impact of increasing raw material costs.

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

Operating Activities

Net cash used in operating activities increased by $38.5 million, to $98.5 million used for the six months ended March 28, 2015 from $60.0 million of cash used in operating activities for the six months ended March 29, 2014. The increase in cash used in operating activities was due primarily to an increased seasonal inventory build in the current period compared to the prior year period, partially offset by increased payables in support of the inventory build. While inventory levels were lower for the period ended March 28, 2015 compared to the prior year period, the seasonal build was higher due to the lower levels of inventory for the fiscal year ending September 27, 2014, compared to inventory levels as of September 28, 2013. We remain focused on bringing our investment in inventory down over time, while maintaining high fill rates and service levels to our customers.

Investing Activities

Net cash used in investing activities increased $9.3 million, from $6.4 million for the six months ended March 29, 2014 to $15.7 million for the six months ended March 28, 2015. The increase in cash used in investing activities was due primarily to our $16 million investment for a 50% interest in two newly formed entities, partially offset by an increase in proceeds from short-term investments.

Financing Activities

Net cash provided by financing activities decreased $20.3 million, from $67.9 million of cash provided by financing activities for the six months ended March 29, 2014 to $47.6 million provided for the six months ended March 28, 2015. The decrease in cash provided was due primarily to our redemption of $50 million aggregate principal of our 2018 Notes during the current year period at 102.063%, as well as increased purchases of our common stock compared to the prior year. During the six months ended March 28, 2015, we repurchased $15.1 million of our common stock, which consisted of 0.5 million shares of our voting common stock (CENT) at an aggregate cost of approximately $4.5 million, or approximately $9.00 per share, and 1.2 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $10.6 million, or approximately $8.83 per share. These uses of cash were partially offset by higher net borrowings under our revolving credit facility during the six months ended March 28, 2015 compared to the prior year period.

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

At March 28, 2015, our total debt outstanding was $515.2 million, as compared with $545.3 million at March 29, 2014.

Senior Subordinated Notes

On March 8, 2010, we issued $400 million aggregate principal amount of 2018 Notes. On February 13, 2012, we issued an additional $50 million aggregate principal amount of our 2018 Notes at a price of 98.501%, plus accrued interest from September 1, 2011, in a private placement. We used the net proceeds from the offering to pay a portion of the outstanding balance under our prior credit facility.

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

In March 2015, we redeemed $50.0 million of our 8.25% senior subordinated notes due March 2018 at a price of 102.063% and recorded a charge of approximately $1.6 million related to the payment of the call premium and the non-cash write-off of unamortized deferred financing costs.

We may redeem some or all of the remaining 2018 Notes on or after March 1, 2015 for 102.063% and on or after March 1, 2016 for 100%, plus accrued and unpaid interest. The holders of the 2018 Notes have the right to require us to repurchase all or a portion of the 2018 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.

The estimated fair value of our $400 million remaining aggregate principal amount of the 2018 Notes as of March 28, 2015 was approximately $409.5 million. The estimated fair value is based on quoted market prices for these notes.

The 2018 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as March 28, 2015.

Asset Backed Loan Facility

On December 5, 2013, we entered into a credit agreement which provides up to a $390 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if we exercise the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on December 5, 2018 and replaced our prior revolving credit facility. We may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of March 28, 2015, there were borrowings of $115 million outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $12.6 million outstanding as of March 28, 2015.

The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. The borrowing availability as of March 28, 2015 was $165 million. Borrowings under the Credit Facility bear interest at an index based on LIBOR or, at our option, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on our total outstanding borrowings. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25%-1.75% (1.25% at March 28, 2015) and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.75% (0.25% at March 28, 2015). As of March 28, 2015, the applicable interest rate related to Base Rate borrowings was 3.5%, and the applicable interest rate related to LIBOR-based borrowings was 1.4%.

The Credit Facility contains customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all of our assets. We were in compliance with all covenants under the Credit Facility during the period ended March 28, 2015.

In fiscal 2014, we incurred approximately $3.1 million of costs in conjunction with the new facility, which included banking fees and legal expenses. These costs will be amortized over the term of the Credit Facility.

We recorded a non-cash charge of $1.7 million for the three month period ended December 28, 2013 as part of interest expense, related to the non-cash write-off of unamortized deferred financing costs under the prior revolving credit facility.

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

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of March 28, 2015.

(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2015. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended March 28, 2015 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
December 28, 2014 – January 31, 2015	444,437	$9.46	401,454	$41,180,000
February 1, 2015 – February 28, 2015	516,192	$9.52	511,357	$36,315,000
March 1, 2015 – March 28, 2015	144,811	$9.64	139,800	$34,968,000

Total	1,105,440	$9.51	1,052,611	$34,968,000

(1)	During the third quarter of fiscal 2011, our Board of Directors authorized a $100 million share repurchase program. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility and indenture that restrict our ability to repurchase our stock.
(2)	Shares purchased during the period indicated represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and the exercise of stock options.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: May 7, 2015

/s/ JOHN R. RANELLI
John R. Ranelli
President and Chief Executive Officer
(Principal Executive Officer)

/s/ LORI A. VARLAS
Lori A. Varlas
Chief Financial Officer
(Principal Financial Officer)