Form 10-Q
period 2015-06-27
CENTRAL GARDEN & PET CO
filed 2015-08-05
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 31, 2015	11,908,317
Class A Common Stock Outstanding as of July 31, 2015	36,302,211
Class B Stock Outstanding as of July 31, 2015	1,652,262

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in the Form 10-K for the fiscal year ended September 27, 2014, including the factors described in the section entitled ‘‘Item 1A – Risk Factors.’’ If any of these risks or uncertainties materializes, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in, or imply by, any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances, except as required by law. Presently known risk factors include, but are not limited to, the following factors:

•	seasonality and fluctuations in our operating results and cash flow;

•	fluctuations in market prices for seeds and grains and other raw materials;

•	our inability to pass through cost increases in a timely manner;

•	risks associated with new product introductions, including the risk that our new products will not produce sufficient sales to recoup our investment;

•	declines in consumer spending during economic downturns;

•	inflation, deflation and other adverse macro-economic conditions;

•	supply shortages in small animals and pet birds;

•	adverse weather conditions;

•	fluctuations in energy prices, fuel and related petrochemical costs;

•	access to and cost of additional capital;

•	dependence on a small number of customers for a significant portion of our business;

•	consolidation trends in the retail industry;

•	competition in our industries;

•	risks associated with our acquisition strategy, including integration of acquired businesses;

•	potential goodwill or intangible asset impairment;

•	dependence upon our key executives and the ability to execute on our succession plan;

•	continuing implementation of a new enterprise resource planning information technology system;

•	our ability to protect our intellectual property rights;

•	potential environmental liabilities;

•	risk associated with international sourcing;

•	litigation and product liability claims;

•	regulatory issues;

•	the impact of product recalls;

•	potential costs and risks associated with actual or anticipated cyber attacks;

•	the voting power associated with our Class B stock; and

•	potential dilution from issuance of authorized shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	June 27,	June 28,	September 27,
	2015	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$43,841	$31,846	$78,676
Restricted cash	12,590	0	14,283
Short term investments	0	14,220	9,990
Accounts receivable (less allowance for doubtful accounts of $18,573, $29,221 and $25,212)	223,149	214,120	193,729
Inventories	340,233	365,035	326,386
Prepaid expenses and other	54,558	53,689	48,488

Total current assets	674,371	678,910	671,552
Land, buildings, improvements and equipment—net	162,969	177,660	166,849
Goodwill	209,089	205,756	208,233
Other intangible assets—net	83,841	76,923	87,997
Deferred income taxes and other assets	28,951	26,689	14,096

Total	$1,159,221	$1,165,938	$1,148,727

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$90,423	$89,959	$88,428
Accrued expenses	110,070	89,521	84,379
Current portion of long-term debt	290	296	291

Total current liabilities	200,783	179,776	173,098
Long-term debt	399,879	449,994	449,948
Other long-term obligations	47,147	43,236	39,228
Equity:
Common stock, $.01 par value: 11,908,317, 12,308,802, and 12,437,307 shares outstanding at June 27, 2015, June 28, 2014 and September 27, 2014	119	123	124
Class A common stock, $.01 par value: 35,970,174, 36,479,590 and 36,887,311 shares outstanding at June 27, 2015, June 28, 2014 and September 27, 2014	360	365	369
Class B stock, $.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	388,762	398,244	396,586
Accumulated earnings	120,356	90,466	86,396
Accumulated other comprehensive income	679	1,868	1,232

Total Central Garden & Pet Company shareholders’ equity	510,292	491,082	484,723
Noncontrolling interest	1,120	1,850	1,730

Total equity	511,412	492,932	486,453

Total	$1,159,221	$1,165,938	$1,148,727

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales	$459,446	$437,987	$1,264,368	$1,230,119
Cost of goods sold and occupancy	317,409	318,856	884,288	883,651

Gross profit	142,037	119,131	380,080	346,468
Selling, general and administrative expenses	103,044	100,705	289,978	291,628

Income from operations	38,993	18,426	90,102	54,840
Interest expense	(8,978)	(10,429)	(31,357)	(33,051)
Interest income	7	14	96	43
Other income	585	456	96	396

Income before income taxes and noncontrolling interest	30,607	8,467	58,937	22,228
Income taxes	11,484	3,133	21,527	8,217

Income including noncontrolling interest	19,123	5,334	37,410	14,011
Net income attributable to noncontrolling interest	323	647	1,070	1,137

Net income attributable to Central Garden & Pet Company	$18,800	$4,687	$36,340	$12,874

Net income per share attributable to Central Garden & Pet Company:
Basic	$0.39	$0.10	$0.75	$0.26

Diluted	$0.38	$0.09	$0.73	$0.26

Weighted average shares used in the computation of net income per share:
Basic	48,167	49,148	48,642	48,732
Diluted	49,290	49,841	49,496	49,201

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income	$19,123	$5,334	$37,410	$14,011
Other comprehensive income (loss):
Unrealized loss on securities	0	0	(10)	0
Reclassification of realized loss on securities included in net income	0	0	20	0
Foreign currency translation	615	339	(563)	426

Total comprehensive income	19,738	5,673	36,857	14,437
Comprehensive income attributable to noncontrolling interest	323	647	1,070	1,137

Comprehensive income attributable to Central Garden & Pet Company	$19,415	$5,026	$35,787	$13,300

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	June 27, 2015	June 28, 2014
Cash flows from operating activities:
Net income	$37,410	$14,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,076	26,683
Stock-based compensation	5,970	6,365
Excess tax benefits from stock-based awards	(685)	(422)
Deferred income taxes	6,416	7,420
Write-off of deferred financing costs	537	1,731
Gain on sale of property and equipment	0	(1,996)
Loss on disposal of property and equipment	662	587
Other	(51)	0
Change in assets and liabilities:
Accounts receivable	(29,468)	(17,399)
Inventories	(13,791)	31,356
Prepaid expenses and other assets	(2,819)	3,525
Accounts payable	1,694	(14,687)
Accrued expenses	25,733	13,597
Other long-term obligations	(87)	(1,920)

Net cash provided by operating activities	56,597	68,851

Cash flows from investing activities:
Additions to property and equipment	(18,160)	(13,707)
Proceeds from sale of property and equipment, net of expenses	0	5,171
Payments to acquire companies, net of cash acquired, and investment in joint ventures	(16,000)	(20,262)
Change in restricted cash	1,693	0
Investment in short-term investments	(17)	0
Proceeds from short term investments	9,997	3,600
Other investing activities	(489)	0

Net cash used in investing activities	(22,976)	(25,198)

Cash flows from financing activities:
Repayments of long-term debt	(50,216)	(282)
Proceeds from issuance of common stock	2,148	594
Borrowings under revolving line of credit	312,000	278,000
Repayments under revolving line of credit	(312,000)	(301,000)
Repurchase of common stock	(19,021)	(1,190)
Distribution to noncontrolling interest	(1,680)	(633)
Payment of financing costs	0	(3,090)
Excess tax benefits from stock-based awards	685	422

Net cash used by financing activities	(68,084)	(27,179)
Effect of exchange rate changes on cash and cash equivalents	(372)	216

Net increase (decrease) in cash and cash equivalents	(34,835)	16,690
Cash and equivalents at beginning of period	78,676	15,156

Cash and equivalents at end of period	$43,841	$31,846

Supplemental information:
Cash paid for interest	$22,470	$22,067

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended June 27, 2015

(Unaudited)

1.	Basis of Presentation

The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of June 27, 2015 and June 28, 2014, the condensed consolidated statements of operations for the three months and nine months ended June 27, 2015 and June 28, 2014, the condensed consolidated statements of comprehensive income for the three months and nine months ended June 27, 2015 and June 28, 2014 and the condensed consolidated statements of cash flows for the nine months ended June 27, 2015 and June 28, 2014 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.

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

Due to the seasonal nature of the Company’s garden business, the results of operations for the three and nine month periods ended June 27, 2015 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2014 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 27, 2014 balance sheet presented herein was derived from the audited financial statements.

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

The Company does not perform the assessments required to achieve hedge accounting for commodity derivative positions. Accordingly, the changes in the values of these derivatives are recorded currently in other income (expense) in its condensed consolidated statements of operations. As of June 27, 2015 and June 28, 2014, the Company had no outstanding derivative instruments.

Recent Accounting Pronouncements

Discontinued Operations

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 provides amended guidance for reporting discontinued operations and disclosures of disposals of components. The amended guidance raises the threshold for disposals to qualify as discontinued operations and permits significant continuing involvement and continuing cash flows with the discontinued operation. In addition, the amended guidance requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The amended guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Earlier adoption is permitted. The adoption of the applicable sections of this ASC may have an impact on the accounting for any future discontinued operations the Company may have.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. This update was issued as Accounting Standards Codification Topic 606. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015 the FASB deferred the effective date of ASU 2014-09 for one year. ASU 2014-09 is now effective for the Company in the first quarter of its fiscal year ending September 28, 2019. Early adoption is not permitted. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03(ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. As of June 27, 2015, the Company had approximately $5.6 million of net deferred financing costs that would be reclassified from a long-term asset to a reduction in the carrying amount of its debt upon adoption of the standard.

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

Inventory Measurement

In July 2015, the FASB issued ASU 2015-11 (ASU 2015-11), Simplifying the Measurement of Inventory. Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The Company is currently evaluating the impact the adoption of ASU 2015-11 will have on its consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of June 27, 2015 (in thousands):

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

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the periods ended June 27, 2015 and June 28, 2014 (in thousands):

Amount
Balance as of September 27, 2014	$4,414
Changes in the fair value of contingent performance-based payments established at the time of acquisition	(71)

Balance as of June 27, 2015	$4,343

Amount
Balance as of September 28, 2013	$4,165
Changes in the fair value of contingent performance-based payments established at the time of acquisition	249

Balance as of June 28, 2014	$4,414

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended June 27, 2015 and June 28, 2014, the Company was not required to measure any significant non-financial assets and liabilities at fair value.

Fair Value of Other Financial Instruments

In January 2015, the Company called $50 million aggregate principal amount of the 2018 Notes for redemption on March 1, 2015 at a price of 102.063%. The estimated fair value of the Company’s remaining $400.0 million aggregate principal amount of the 2018 Notes as of June 27, 2015 was $406.0 million, compared to a carrying value of $399.7 million. The estimated fair value of the Company’s $450 million principal amount of 2018 Notes as of June 28, 2014 and September 27, 2014, was $469.1 million and $459.5 million, respectively, compared to a carrying value of $449.5 million and $449.5 million, respectively. The estimated fair value is based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.

3.	Acquisitions and Investments in Joint Ventures

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

The following table summarizes the recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments:

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

During fiscal 2015, the fair value measurements of assets acquired and liabilities assumed of Envincio LLC as of the acquisition date were finalized. This refinement did not have a significant impact on the Company’s condensed consolidated statements of operations, balance sheets or cash flows in any period and, therefore, the Company has not retrospectively adjusted its financial statements.

Investment in Joint Ventures

On December 30, 2014, the Company invested $16.0 million in cash for a 50% interest in two newly formed entities. The two entities own rights to commercialize products which incorporate features covered by certain patents, technology and associated intellectual property rights in the fields of animal health and pesticide applications. The investment is being accounted for under the equity method of accounting and is not expected to contribute to earnings in the near future.

4.	Inventories, net

Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	June 27, 2015	June 28, 2014	September 27, 2014
Raw materials	$98,293	$93,922	$93,678
Work in progress	16,624	17,592	13,397
Finished goods	216,668	240,337	207,818
Supplies	8,648	13,184	11,493

Total inventories, net	$340,233	$365,035	$326,386

5.	Goodwill

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

6.	Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
June 27, 2015
Marketing-related intangible assets – amortizable	$14.1	$(10.4)	$0	$3.7
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	73.7	(10.4)	(16.9)	46.4

Customer-related intangible assets – amortizable	43.3	(21.8)	0	21.5

Other acquired intangible assets – amortizable	19.3	(10.0)	0	9.3
Other acquired intangible assets – nonamortizable	7.8	0	(1.2)	6.6

Total	27.1	(10.0)	(1.2)	15.9

Total other intangible assets	$144.1	$(42.2)	$(18.1)	$83.8

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)

June 28, 2014
Marketing-related intangible assets – amortizable	$12.5	$(9.6)	$0	$2.9
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	72.1	(9.6)	(16.9)	45.6

Customer-related intangible assets – amortizable	42.8	(19.6)	0	23.2

Other acquired intangible assets – amortizable	16.6	(8.5)	0	8.1
Other acquired intangible assets – nonamortizable	1.2	0	(1.2)	0

Total	17.8	(8.5)	(1.2)	8.1

Total other intangible assets	$132.7	$(37.7)	$(18.1)	$76.9

	Gross	Accumulated Amortization	Impairment	Net Carrying Value
		(in millions)
September 27, 2014
Marketing-related intangible assets – amortizable	$15.5	$(9.9)	$0	$5.6
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	75.1	(9.9)	(16.9)	48.3

Customer-related intangible assets – amortizable	42.8	(20.2)	0	22.6

Other acquired intangible assets – amortizable	19.4	(8.8)	0	10.6
Other acquired intangible assets – nonamortizable	7.7	0	(1.2)	6.5

Total	27.1	(8.8)	(1.2)	17.1

Total other intangible assets	$145.0	$(38.9)	$(18.1)	$88.0

Other acquired intangible assets include contract-based and technology-based intangible assets.

The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. In fiscal 2014, the Company tested its indefinite-lived intangible assets and no impairment was indicated. Other factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in fiscal 2014 or during the nine months ended June 27, 2015, and accordingly, no impairment testing was performed on these assets.

The Company amortizes its acquired intangible assets with definite lives over periods ranging from 1 to 25 years; over weighted average remaining lives of eight years for marketing-related intangibles, 15 years for customer-related intangibles and 14 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $1.4 million and $1.0 million for the three month periods ended June 27, 2015 and June 28, 2014, respectively and $3.3 million and $3.0 million for the nine months ended June 27, 2015 and June 28, 2014, respectively, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $4 million to $5 million per year from fiscal 2015 through fiscal 2019.

7.	Long-Term Debt

Long-term debt consists of the following:

	June 27, 2015	June 28, 2014	September 27, 2014
	(in thousands)
Senior subordinated notes, net of unamortized discount (1), interest at 8.25%, payable semi-annually, principal due March 2018	$399,664	$449,500	$449,529
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.25% to 1.75% or Base Rate plus a margin of 0.25% to 0.75%, final maturity December 2018	0	0	0
Other notes payable	505	790	710

Total	400,169	450,290	450,239
Less current portion	(290)	(296)	(291)

Long-term portion	$399,879	$449,994	$449,948

(1)	Represents unamortized original issue discount of $336, $500 and $471 as of June 27, 2015, June 28, 2014 and September 27, 2014, respectively.

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

In March 2015, the Company redeemed $50.0 million of its 2018 Notes at a price of 102.063% of the principal amount of the notes redeemed. In conjunction with this transaction, the Company recognized a charge in interest expense of approximately $1.6 million in its second quarter of fiscal 2015 related to the payment of the call premium and the non-cash write-off of unamortized financing costs.

The Company may redeem some or all of the remaining 2018 Notes at any time after March 1, 2015 for 102.063% and on or after March 1, 2016 for 100%, plus accrued and unpaid interest. The holders of the 2018 Notes have the right to require the Company to repurchase all or a portion of the 2018 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.

The 2018 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants in the 2018 Notes indenture as of June 27, 2015.

Asset Backed Loan Facility

On December 5, 2013, the Company entered into a credit agreement which provides up to a $390 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on December 5, 2018 and replaced the Company’s prior revolving credit facility. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of June 27, 2015, there were no borrowings and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $7.2 million outstanding as of June 27, 2015.

The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. The borrowing availability as of June 27, 2015 was $384 million. Borrowings under the Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s total outstanding borrowings. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25%-1.75% (and was 1.25% at June 27, 2015) and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.75% (and was 0.25% at June 27, 2015). As of June 27, 2015, the applicable interest rate related to Base Rate borrowings was 3.5%, and the applicable interest rate related to LIBOR-based borrowings was 1.4%.

The Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all assets of the Company. The Company was in compliance with all financial covenants under the Credit Facility during the period ended June 27, 2015.

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

The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest for the nine months ended June 27, 2015 and June 28, 2014:

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 27, 2014	$124	$369	$16	$396,586	$86,396	$1,232	$484,723	$1,730	$486,453
Comprehensive income					36,340	(553)	35,787	1,070	36,857
Stock based compensation				4,513			4,513		4,513
Restricted share activity				(1,200)			(1,200)		(1,200)
Issuance of common stock		3		904			907		907
Repurchase of common stock	(5)	(12)		(12,726)	(2,380)		(15,123)		(15,123)
Tax benefit on stock option exercise				685			685		685
Distribution to Noncontrolling interest								(1,680)	(1,680)

Balance June 27, 2015	$119	$360	$16	$388,762	$120,356	$679	$510,292	$1,120	$511,412

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 28, 2013	$122	$353	$16	$389,153	$77,592	$1,442	$468,678	$1,346	$470,024
Comprehensive income					12,874	426	13,300	1,137	14,437
Stock based compensation				3,734			3,734		3,734
Restricted share activity	1	9		3,940			3,950		3,950
Issuance of common stock		3		995			998		998
Tax benefit on stock option exercise				422			422		422
Distribution to Noncontrolling interest								(633)	(633)

Balance June 28, 2014	$123	$365	$16	$398,244	$90,466	$1,868	$491,082	$1,850	$492,932

9.	Stock-Based Compensation

The Company recognized share-based compensation expense of $6.0 million and $6.4 million for the nine month periods ended June 27, 2015 and June 28, 2014, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the nine month periods ended June 27, 2015 and June 28, 2014 was $2.1 million and $2.3 million, respectively.

10.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	Three Months Ended June 27, 2015			Nine Months Ended June 27, 2015
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$18,800	48,167	$0.39	$36,340	48,642	$0.75
Effect of dilutive securities:
Options to purchase common stock		538	0.00		309	(0.01)
Restricted shares		585	(0.01)		545	(0.01)
Diluted EPS:

Net income available to common shareholders	$18,800	49,290	$0.38	$36,340	49,496	$0.73

	Three Months Ended June 28, 2014			Nine Months Ended June 28, 2014
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$4,687	49,148	$0.10	$12,874	48,732	$0.26
Effect of dilutive securities:
Options to purchase common stock		154	0		35	0
Restricted shares		539	(0.01)		434	0
Diluted EPS:

Net income available to common shareholders	$4,687	49,841	$0.09	$12,874	49,201	$0.26

Options to purchase 7.4 million shares of common stock at prices ranging from $6.43 to $15.00 per share were outstanding at June 27, 2015, and options to purchase 11.2 million shares of common stock at prices ranging from $6.43 to $16.23 per share were outstanding at June 28, 2014.

For the three month periods ended June 27, 2015 and June 28, 2014, options to purchase 3.2 million and 9.5 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

For the nine month periods ended June 27, 2015 and June 28, 2014, options to purchase 4.8 million and 10.3 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales:
Pet segment	$238,126	$227,082	$658,931	$628,431
Garden segment	221,320	210,905	605,437	601,688

Total net sales	$459,446	$437,987	$1,264,368	$1,230,119

Income (loss) from operations:
Pet segment	32,939	28,435	80,565	67,014
Garden segment	23,458	4,011	59,248	34,579
Corporate	(17,404)	(14,020)	(49,711)	(46,753)

Total income from operations	38,993	18,426	90,102	54,840

Interest expense - net	(8,971)	(10,415)	(31,261)	(33,008)
Other income	585	456	96	396
Income taxes	11,484	3,133	21,527	8,217

Income including noncontrolling interest	19,123	5,334	37,410	14,011
Net income attributable to noncontrolling interest	323	647	1,070	1,137

Net income attributable to Central Garden & Pet Company	$18,800	$4,687	$36,340	$12,874

Depreciation and amortization:
Pet segment	$3,891	$4,483	$11,710	$12,853
Garden segment	1,465	1,721	4,514	5,126
Corporate	2,906	2,967	8,852	8,704

Total depreciation and amortization	$8,262	$9,171	$25,076	$26,683

	June 27, 2015	June 28, 2014	September 27, 2014
Assets:
Pet segment	$450,198	$444,740	$414,279
Garden segment	352,147	372,175	337,461
Corporate	356,876	349,023	396,987

Total assets	$1,159,221	$1,165,938	$1,148,727

Goodwill (included in corporate assets above):
Pet segment	$209,089	$205,756	$208,233

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended June 27, 2015 (in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$133,886	$31,291	$319,470	$(25,201)	$459,446
Cost of goods sold and occupancy	104,121	22,399	214,110	(23,221)	317,409

Gross profit	29,765	8,892	105,360	(1,980)	142,037
Selling, general and administrative expenses	31,223	5,461	68,340	(1,980)	103,044

Income (loss) from operations	(1,458)	3,431	37,020	(0)	38,993
Interest expense	(8,924)	(52)	(2)	(0)	(8,978)
Interest income	6	1	0	0	7
Other income	318	0	267	(0)	585

Income (loss) before taxes and equity in earnings of affiliates	(10,058)	3,380	37,285	(0)	30,607
Income tax expense (benefit)	(3,982)	1,265	14,201	(0)	11,484
Equity in earnings of affiliates	24,876	0	1,780	(26,656)	0

Net income including noncontrolling interest	18,800	2,115	24,864	(26,656)	19,123
Net income attributable to noncontrolling interest	0	323	0	0	323

Net income attributable to Central Garden & Pet Company	$18,800	$1,792	$24,864	$(26,656)	$18,800

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended June 28, 2014 (As Revised) (in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$124,433	$38,251	$300,652	$(25,349)	$437,987
Cost of goods sold and occupancy	109,833	31,182	201,249	(23,408)	318,856

Gross profit	14,600	7,069	99,403	(1,941)	119,131
Selling, general and administrative expenses	27,659	4,582	70,405	(1,941)	100,705

Income (loss) from operations	(13,059)	2,487	28,998	0	18,426
Interest expense	(10,390)	(20)	(19)	0	(10,429)
Interest income	14	0	0	0	14
Other income	237	0	219	0	456

Income (loss) before taxes and equity in earnings of affiliates	(23,198)	2,467	29,198	0	8,467
Income tax expense (benefit)	(8,737)	862	11,008	0	3,133
Equity in earnings of affiliates	19,148	0	580	(19,728)	0

Net income including noncontrolling interest	4,687	1,605	18,770	(19,728)	5,334
Net income attributable to noncontrolling interest	0	647	0	0	647

Net income attributable to Central Garden & Pet Company	$4,687	$958	$18,770	$(19,728)	$4,687

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Nine Months Ended June 27, 2015 (in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$380,862	$86,048	$865,589	$(68,131)	$1,264,368
Cost of goods sold and occupancy	296,568	66,522	584,604	(63,406)	884,288

Gross profit	84,294	19,526	280,985	(4,725)	380,080
Selling, general and administrative expenses	89,917	14,799	189,987	(4,725)	289,978

Income (loss) from operations	(5,623)	4,727	90,998	(0)	90,102
Interest expense	(31,226)	(128)	(3)	(0)	(31,357)
Interest income	94	2	0	0	96
Other income (expense)	(359)	(0)	455	(0)	96

Income (loss) before taxes and equity in earnings of affiliates	(37,114)	4,601	91,450	(0)	58,937
Income tax expense (benefit)	(13,562)	1,773	33,316	(0)	21,527
Equity in earnings of affiliates	59,892	0	1,989	(61,881)	0

Net income including noncontrolling interest	36,340	2,828	60,123	(61,881)	37,410
Net income attributable to noncontrolling interest	0	1,070	0	0	1,070

Net income attributable to Central Garden & Pet Company	$36,340	$1,758	$60,123	$(61,881)	$36,340

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Nine Months Ended June 28, 2014 (As Revised) (in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$356,715	$92,046	$844,334	$(62,976)	$1,230,119
Cost of goods sold and occupancy	287,782	72,843	581,614	(58,588)	883,651

Gross profit	68,933	19,203	262,720	(4,388)	346,468
Selling, general and administrative expenses	83,313	14,594	198,109	(4,388)	291,628

Income (loss) from operations	(14,380)	4,609	64,611	0	54,840
Interest expense	(32,956)	(51)	(44)	0	(33,051)
Interest income	43	0	0	0	43
Other income	244	0	152	0	396

Income (loss) before taxes and equity in earnings of affiliates	(47,049)	4,558	64,719	0	22,228
Income tax expense (benefit)	(17,555)	1,773	23,999	0	8,217
Equity in earnings of affiliates	42,368	0	1,633	(44,001)	0

Net income including noncontrolling interest	12,874	2,785	42,353	(44,001)	14,011
Net income attributable to noncontrolling interest	0	1,137	0	0	1,137

Net income attributable to Central Garden & Pet Company	$12,874	$1,648	$42,353	$(44,001)	$12,874

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) Three Months Ended June 27, 2015 (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$18,800	$2,115	$24,864	$(26,656)	$19,123
Other comprehensive income:
Foreign currency translation	615	456	24	(480)	615

Total comprehensive income	19,415	2,571	24,888	(27,136)	19,738
Comprehensive income attributable to noncontrolling interests	0	323	0	0	323

Comprehensive income attributable to Central Garden &Pet Company	$19,415	$2,248	$24,888	$(27,136)	$19,415

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME Three Months Ended June 28, 2014 (As Revised) (in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$4,687	$1,605	$18,770	$(19,728)	$5,334
Other comprehensive income:
Foreign currency translation	0	339	0	0	339

Total comprehensive income	4,687	1,944	18,770	(19,728)	5,673
Comprehensive income attributable to noncontrolling interests	0	647	0	0	647

Comprehensive income attributable to Central Garden &Pet Company	$4,687	$1,297	$18,770	$(19,728)	$5,026

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME Nine Months Ended June 27, 2015 (in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$36,340	$2,828	$60,123	$(61,881)	$37,410
Other comprehensive income (loss):
Unrealized loss on securities	(10)	0	0	0	(10)
Reclassification of realized loss on securities included in net income	20	0	0	0	20
Foreign currency translation	(563)	(244)	(244)	488	(563)

Total comprehensive income	35,787	2,584	59,879	(61,393)	36,857
Comprehensive income attributable to noncontrolling interests	0	1,070	0	0	1,070

Comprehensive income attributable to Central Garden &Pet Company	$35,787	$1,514	$59,879	$(61,393)	$35,787

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME Nine Months Ended June 28, 2014 (As Revised) (in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$12,874	$2,785	$42,353	$(44,001)	$14,011
Other comprehensive income:
Foreign currency translation	0	426	0	0	426

Total comprehensive income	12,874	3,211	42,353	(44,001)	14,437
Comprehensive income attributable to noncontrolling interests	0	1,137	0	0	1,137

Comprehensive income attributable to Central Garden &Pet Company	$12,874	$2,074	$42,353	$(44,001)	$13,300

	CONSOLIDATING CONDENSED BALANCE SHEET June 27, 2015 (in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$30,640	$10,606	$2,595	$0	$43,841
Restricted cash	12,590	0	0	0	12,590
Accounts receivable, net	56,528	11,152	155,469	0	223,149
Inventories	86,211	14,409	239,613	0	340,233
Prepaid expenses and other	25,727	1,260	27,571	0	54,558

Total current assets	211,696	37,427	425,248	0	674,371
Land, buildings, improvements and equipment, net	54,176	3,540	105,253	0	162,969
Goodwill	0	0	209,089	0	209,089
Other long term assets	31,739	3,877	80,193	(3,017)	112,792
Intercompany receivable	36,989	0	386,955	(423,944)	0
Investment in subsidiaries	1,042,817	0	0	(1,042,817)	0

Total	$1,377,417	$44,844	$1,206,738	$(1,469,778)	$1,159,221

LIABILITIES AND EQUITY
Accounts payable	$28,927	$6,501	$54,995	$0	$90,423
Accrued expenses	59,275	2,928	47,867	0	110,070
Current portion of long-term debt	260	0	30	0	290

Total current liabilities	88,462	9,429	102,892	0	200,783
Long-term debt	399,806	0	73	0	399,879
Intercompany payable	377,284	46,660	0	(423,944)	0
Losses in excess of investment in subsidiaries	0	0	12,324	(12,324)	0
Other long-term obligations	1,573	0	48,591	(3,017)	47,147
Total Central Garden & Pet shareholders’ equity	510,292	(12,365)	1,042,858	(1,030,493)	510,292
Noncontrolling interest	0	1,120	0	0	1,120

Total equity	510,292	(11,245)	1,042,858	(1,030,493)	511,412

Total	$1,377,417	$44,844	$1,206,738	$(1,469,778)	$1,159,221

	CONSOLIDATING CONDENSED BALANCE SHEET June 28, 2014 (As Revised) (in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$16,182	$12,863	$2,801	$0	$31,846
Short term investments	14,220	0	0	0	14,220
Accounts receivable, net	50,219	12,220	151,681	0	214,120
Inventories	87,570	18,551	258,914	0	365,035
Prepaid expenses and other	25,489	1,102	27,098	0	53,689

Total current assets	193,680	44,736	440,494	0	678,910
Land, buildings, improvements and equipment, net	71,940	3,512	102,208	0	177,660
Goodwill	0	0	205,756	0	205,756
Other long term assets	17,147	3,492	85,679	(2,706)	103,612
Intercompany receivable	38,865	0	287,318	(326,183)	0
Investment in subsidiaries	974,815	0	0	(974,815)	0

Total	$1,296,447	$51,740	$1,121,455	$(1,303,704)	$1,165,938

LIABILITIES AND EQUITY
Accounts payable	$31,968	$7,765	$50,226	$0	$89,959
Accrued expenses	42,836	2,688	43,997	0	89,521
Current portion of long-term debt	266	0	30	0	296

Total current liabilities	75,070	10,453	94,253	0	179,776
Long-term debt	449,887	0	107	0	449,994
Intercompany payable	278,840	47,343	0	(326,183)
Losses in excess of investment in subsidiaries	0	0	7,467	(7,467)	0
Other long-term obligations	1,568	0	44,374	(2,706)	43,236
Total Central Garden & Pet shareholders’ equity	491,082	(7,906)	975,254	(967,348)	491,082
Noncontrolling interest	0	1,850	0	0	1,850

Total equity	491,082	(6,056)	975,254	(967,348)	492,932

Total	$1,296,447	$51,740	$1,121,455	$(1,303,704)	$1,165,938

	CONSOLIDATING CONDENSED BALANCE SHEET September 27, 2014 (in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$63,471	$12,806	$2,399	$0	$78,676
Restricted cash	14,283	0	0	0	14,283
Short term investments	9,990	0	0	0	9,990
Accounts receivable, net	41,235	8,268	144,226	0	193,729
Inventories	79,199	15,210	231,977	0	326,386
Prepaid expenses and other	26,092	816	21,580	0	48,488

Total current assets	234,270	37,100	400,182	0	671,552
Land, buildings, improvements and equipment, net	63,059	3,649	100,141	0	166,849
Goodwill	0	0	208,233	0	208,233
Other long term assets	25,230	4,244	83,713	(11,094)	102,093
Intercompany receivable	16,906	0	351,423	(368,329)	0
Investment in subsidiaries	983,413	0	0	(983,413)	0

Total	$1,322,878	$44,993	$1,143,692	$(1,362,836)	$1,148,727

LIABILITIES AND EQUITY
Accounts payable	$28,937	$3,542	$55,949	$0	$88,428
Accrued expenses	34,151	1,868	48,360	0	84,379
Current portion of long term debt	261	0	30	0	291

Total current liabilities	63,349	5,410	104,339	0	173,098
Long-term debt	449,855	0	93	0	449,948
Intercompany payable	323,314	45,015	0	(368,329)	0
Losses in excess of investment in subsidiaries	0	0	7,594	(7,594)	0
Other long-term obligations	1,636	0	48,686	(11,094)	39,228
Total Central Garden & Pet shareholders’ equity	484,724	(7,162)	982,980	(975,819)	484,723
Noncontrolling interest	0	1,730	0	0	1,730

Total equity	484,724	(5,432)	982,980	(975,819)	486,453

Total	$1,322,878	$44,993	$1,143,692	$(1,362,836)	$1,148,727

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Nine Months Ended June 27, 2015 (in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$6,844	$4,862	$51,610	$(6,719)	$56,597

Additions to property, plant and equipment	(2,044)	(180)	(15,936)	(0)	(18,160)
Payments to acquire companies, net of cash acquired	(16,000)	0	0	0	(16,000)
Change in restricted cash and cash equivalents	1,693	(0)	(0)	(0)	1,693
Maturities of short term investments	9,997	0	0	0	9,997
Investment in short term investments	(17)	(0)	(0)	(0)	(17)
Other investing activities	(489)				(489)
Intercompany investing activities	(20,083)	(0)	(35,533)	55,616	(0)

Net cash used by investing activities	(26,943)	(180)	(51,469)	55,616	(22,976)

Repayments on revolving line of credit	(312,000)	0	0	0	(312,000)
Borrowings on revolving line of credit	312,000	0	0	0	312,000
Repayments of long-term debt	(50,196)	(0)	(20)	(0)	(50,216)
Proceeds from issuance of common stock	2,148	0	0	0	2,148
Excess tax benefits from stock-based awards	685	0	0	0	685
Repurchase of common stock	(19,021)	(0)	(0)	(0)	(19,021)
Distribution to parent	0	(6,719)	0	6,719	0
Distribution to noncontrolling interest	0	(1,680)	0	0	(1,680)
Intercompany financing activities	53,971	1,645	0	(55,616)	0

Net cash used by financing activities	(12,413)	(6,754)	(20)	(48,897)	(68,084)

Effect of exchange rates on cash	(319)	(128)	75	(0)	(372)

Net increase (decrease) in cash and cash equivalents	(32,831)	(2,200)	196	0	(34,835)
Cash and cash equivalents at beginning of period	63,471	12,806	2,399	0	78,676

Cash and cash equivalents at end of period	$30,640	$10,606	$2,595	$0	$43,841

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Nine Months Ended June 28, 2014 (As Revised) (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$2,881	$5,764	$62,740	$(2,534)	$68,851

Additions to property, plant and equipment	(5,728)	(1,482)	(6,497)	0	(13,707)
Proceeds from sale of property and equipment, net of expenses	0	0	5,171	0	5,171
Payments to acquire companies, net of cash acquired	0	0	(20,262)	0	(20,262)
Maturities of short term investments	3,600	0	0	0	3,600
Intercompany investing activities	(28,685)	0	(40,821)	69,506	0

Net cash used by investing activities	(30,813)	(1,482)	(62,409)	69,506	(25,198)

Repayments on revolving line of credit	(301,000)	0	0	0	(301,000)
Borrowings on revolving line of credit	278,000	0	0	0	278,000
Repayments of long-term debt	(172)	0	(110)	0	(282)
Proceeds from issuance of common stock	594	0	0	0	594
Excess tax benefits from stock-based awards	422	0	0	0	422
Repurchase of common stock	(1,190)	0	0	0	(1,190)
Payment of deferred financing costs	(3,090)	0	0	0	(3,090)
Distribution to parent	0	(2,534)	0	2,534	0
Distribution to noncontrolling interest	0	(633)	0	0	(633)
Intercompany financing activities	64,582	4,924	0	(69,506)	0

Net cash provided (used) by financing activities	38,146	1,757	(110)	(66,972)	(27,179)

Effect of exchange rates on cash	530	(179)	(135)	0	216

Net increase in cash and cash equivalents	10,744	5,860	86	0	16,690
Cash and cash equivalents at beginning of period	5,438	7,003	2,715	0	15,156

Cash and cash equivalents at end of period	$16,182	$12,863	$2,801	$0	$31,846

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended June 28, 2014 (in thousands)
	As previously reported	Adjustments	As revised
Parent	$(10,448)	$(2,611)	$(13,059)
Non-guarantor subsidiaries	0	2,487	2,487
Guarantor subsidiaries	28,874	124	28,998
Eliminations	0	0	0

Income (loss) from operations	18,426	0	18,426
Parent	4,687	0	4,687
Non-guarantor subsidiaries	0	958	958
Guarantor subsidiaries	19,869	(1,099)	18,770
Eliminations	(19,869)	141	(19,728)

Net income attributable to Central Garden & Pet Company	$4,687	$0	$4,687

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Nine Months Ended June 28, 2014 (in thousands)
	As previously reported	Adjustments	As revised
Parent	$(9,296)	$(5,084)	$(14,380)
Non-guarantor subsidiaries	0	4,609	4,609
Guarantor subsidiaries	64,136	475	64,611
Eliminations	0	0	0

Income (loss) from operations	54,840	0	54,840
Parent	12,874	0	12,874
Non-guarantor subsidiaries	0	1,648	1,648
Guarantor subsidiaries	43,277	(924)	42,353
Eliminations	(43,277)	(724)	(44,001)

Net income attributable to Central Garden & Pet Company	$12,874	$0	$12,874

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

	CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME Three Months Ended June 28, 2014 (in thousands)
	As previously reported	Adjustments	As revised
Parent	$(14,535)	$19,222	$4,687
Non-guarantor subsidiaries	0	1,605	1,605
Guarantor subsidiaries	19,869	(1,099)	18,770
Eliminations	0	(19,728)	(19,728)

Net income (loss)	5,334	0	5,334
Parent	(14,196)	18,883	4,687
Non-guarantor subsidiaries	0	1,944	1,944
Guarantor subsidiaries	19,869	(1,099)	18,770
Eliminations	0	(19,728)	(19,728)

Total comprehensive income (loss)	5,673	0	5,673
Parent	(14,843)	19,530	4,687
Non-guarantor subsidiaries	0	1,297	1,297
Guarantor subsidiaries	19,869	(1,099)	18,770
Eliminations	0	(19,728)	(19,728)

Comprehensive income (loss) attributable to Central Garden & Pet Company	$5,026	$0	$5,026

	CONSOLIDATING CONDENSED STATEMENT OF COMPREHENSIVE INCOME Nine Months Ended June 28, 2014 (in thousands)
	As previously reported	Adjustments	As revised
Parent	$(29,266)	$42,140	$12,874
Non-guarantor subsidiaries	0	2,785	2,785
Guarantor subsidiaries	43,277	(924)	42,353
Eliminations	0	(44,001)	(44,001)

Net income (loss)	14,011	0	14,011
Parent	(28,840)	41,714	12,874
Non-guarantor subsidiaries	0	3,211	3,211
Guarantor subsidiaries	43,277	(924)	42,353
Eliminations	0	(44,001)	(44,001)

Total comprehensive income (loss)	14,437	0	14,437
Parent	(29,977)	42,851	12,874
Non-guarantor subsidiaries	0	2,074	2,074
Guarantor subsidiaries	43,277	(924)	42,353
Eliminations	0	(44,001)	(44,001)

Comprehensive income (loss) attributable to Central Garden & Pet Company	$13,300	$0	$13,300

In the Consolidating Condensed Statement of Comprehensive Income, the Company now presents the Non-Guarantor subsidiaries separate from the Parent. The Company also recorded an adjustment to correct the beginning net income of the Parent to reflect equity in the earnings from affiliates.

	CONSOLIDATING CONDENSED BALANCE SHEET June 28, 2014 (in thousands)
	As previously reported	Adjustments	As revised
Parent	$240,108	$(46,428)	$193,680
Non-Guarantor subsidiaries	0	44,736	44,736
Guarantor subsidiaries	441,922	(1,428)	440,494
Eliminations	(3,120)	3,120	0

Current assets	678,910	0	678,910
Parent	1,066,208	230,239	1,296,447
Non-Guarantor subsidiaries	0	51,740	51,740
Guarantor subsidiaries	796,926	324,529	1,121,455
Eliminations	(697,196)	(606,508)	(1,303,704)

Total assets	$1,165,938	$0	$1,165,938
Parent	$85,213	$(10,143)	$75,070
Non-Guarantor subsidiaries	0	10,453	10,453
Guarantor subsidiaries	97,683	(3,430)	94,253
Eliminations	(3,120)	3,120	0

Current liabilities	179,776	0	179,776
Parent	492,932	(1,850)	491,082
Non-Guarantor subsidiaries	0	(6,056)	(6,056)
Guarantor subsidiaries	694,076	281,178	975,254
Eliminations	(694,076)	(273,272)	(967,348)

Total equity	$492,932	$0	$492,932

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

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Nine Months Ended June 28, 2014
	As previously reported	Adjustments	As revised
Parent	$47,393	$(44,512)	$2,881
Non-Guarantor subsidiaries	0	5,764	5,764
Guarantor subsidiaries	64,735	(1,995)	62,740
Eliminations	(43,277)	40,743	(2,534)

Net cash provided by (used in) operating activities	68,851	0	68,851
Parent	(4,071)	(26,742)	(30,813)
Non-Guarantor subsidiaries	0	(1,482)	(1,482)
Guarantor subsidiaries	(64,404)	1,995	(62,409)
Eliminations	43,277	26,229	69,506

Net cash provided by (used in) investing activities	(25,198)	0	(25,198)
Parent	(27,069)	65,215	38,146
Non-Guarantor subsidiaries	0	1,757	1,757
Guarantor subsidiaries	(110)	0	(110)
Eliminations	0	(66,972)	(66,972)

Net cash provided by (used in) financing activities	$(27,179)	$0	$(27,179)

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

14.	Subsequent Event

On July 31, 2015, the Company purchased substantially all of the assets of IMS Trading Corp. for a purchase price of approximately $25 million. IMS Trading Corp is a manufacturer, importer and distributor of rawhide, natural dog treats and pet products throughout the United States and internationally. This acquisition is expected to complement the Company’s existing dog and cat business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

Central Garden & Pet Company (“Central”) is a leading innovator, marketer and producer, of quality branded products and distributor of third-party products in the pet and lawn and garden supplies industries in the United States. The total pet food and supplies industry in 2014 was estimated to have been over $43.8 billion in annual retail sales. We estimate the annual retail sales of the pet supplies and super premium pet food markets in the categories in which we participate to be approximately $26.8 billion. According to The Freedonia Group, the total lawn and garden consumables industry in the United States is estimated to be approximately $17.2 billion in annual retail sales, including fertilizer, pesticides, growing media, seeds, mulch and other consumables. We estimate the annual retail sales of the lawn and garden consumables markets in the categories in which we participate to be approximately $10.2 billion. In addition, we participate in the pottery and seasonal décor markets.

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

We were incorporated in Delaware in June 1992 as the successor to a California corporation that was formed in 1955. Our executive offices are located at 1340 Treat Boulevard, Suite 600, Walnut Creek, California 94597, and our telephone number is (925) 948-4000. Our website is www.central.com. The information on our website is not incorporated by reference in this quarterly report.

Recent Developments

Fiscal 2015 Third Quarter Financial Performance:

•	Our net sales increased $21.4 million, or 4.9%, to $459.4 million from the prior year quarter. Adjusting for the garden charge in the prior year quarter, our net sales increased $14.4 million, or 3.2%.

•	Gross margin increased 370 basis points to 30.9%. Adjusting for the garden charge in the prior year quarter, our gross margin increased 30 basis points.

•	Selling, general & administrative expenses decreased as a percentage of net sales to 22.4% from 23.0% in the prior year quarter. Adjusting for the sale of plant assets in the prior year quarter, selling, general & administrative expenses decreased as a percentage of net sales to 22.4% from 23.1% in the prior year quarter.

•	Operating earnings improved by $20.6 million from the prior year quarter, to $39.0 million in the third quarter of fiscal 2015. Adjusting for the prior year fiscal quarters garden charge and the gain on the sale of fixed assets in our garden segment, operating earnings improved $5.7 million.

•	Our net income in the third quarter of fiscal 2015 was $18.8 million, or $0.38 per diluted share, compared to $4.7 million, or $0.09 per diluted share, in the third quarter of fiscal 2014. Adjusting for the prior year fiscal quarter’s garden charge and the gain on the sale of fixed assets in our garden segment, net income was $14.1 million, or $0.28 per diluted share, in the prior year quarter.

•	Net debt, defined as long-term debt less cash and cash equivalents and short-term investments, was $356.3 million, a $47.9 million improvement over the prior year.

Leadership

In July 2015, we amended the employment agreement of John Ranelli, our Chief Executive Officer. Under the amended agreement, Mr. Ranelli has agreed to continue as Chief Executive Officer until his planned retirement at the end of fiscal 2016 and to continue to consult for the Company for an additional four years. In order to facilitate an orderly transition, we expect to launch a search for our next Chief Executive Officer this fall.

Our Chief Financial Officer, Lori Varlas is leaving the Company effective September 2, 2015 to accept a senior level position at another company. The Board of Directors has named David N. Chichester as Acting Chief Financial Officer. Mr. Chichester has served for 13 years on Central’s Board and as our Audit Committee financial expert. He brings significant financial management, accounting, disclosure, and risk assessment experience to the Acting CFO role.

Our Chairman of the Board, Bill Brown, commenced a leave of absence in July as he continues to recover from injuries he sustained in an accident in his home earlier in the year. Jack Balousek, our Lead Independent Director, is acting as Interim non-executive Chairman until Mr. Brown returns.

IMS Trading Corp. Acquisition

On July 31, 2015, we purchased substantially all of the assets of IMS Trading Corp. for a purchase price of approximately $25 million. IMS Trading Corp is a manufacturer, importer and distributor of rawhide, natural dog treats and pet products throughout the United States and internationally. This acquisition is expected to complement our existing dog and cat business.

Prior Year Quarter Significant Items

During fiscal 2013, we introduced two new Garden products that we decided to discontinue at the end of the 2014 garden season. As a result, we recorded a $16.9 million charge (“garden charge”) to operating income in the quarter ended June 28, 2014, to write off the remaining inventory of these products and to account for product returns, promotional allowances and other costs related to the discontinuance of the products.

We recorded a $2.0 million gain in the quarter ended June 28, 2014 in our garden segment from the sale of plant assets related to a seasonal product we intend to purchase rather than produce.

Use of Non-GAAP Financial Measures

We report our financial results in accordance with U.S. generally accepted accounting principles (GAAP). However, management believes that certain non-GAAP financial measures that exclude the impact of the garden charge and a gain recognized during the quarter ended June 28, 2014 in the Garden segment related to the sale of plant assets may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods that should be considered when assessing our ongoing performance and providing consistency with our prior year disclosure. Additionally, we have provided a comparison of our net debt amounts which can be used as a measure of our net debt balances. We believe that these non-GAAP financial measures provide useful information to investors and other users of our financial statements, such as lenders. Management also uses these non-GAAP financial measures in making financial, operating and planning decisions and in evaluating our performance. While our management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results.

	GAAP to Non-GAAP Reconciliation (unaudited, in thousands, except per share amounts)
	For the Three Months Ended
	June 28, 2014 GAAP	Garden Charge (A)	Gain on Sale Of Fixed Assets (B)	June 28, 2014 As Adjusted	June 27, 2015 GAAP
Net sales	$437,987	$7,035	$—	$445,022	$459,446
Cost of goods sold and occupancy	318,856	(9,873)	—	308,983	317,409

Gross profit	119,131	16,908	—	136,039	142,037
Selling, general and administrative expenses	100,705	—	1,996	102,701	103,044

Income from operations	18,426	16,908	(1,996)	33,338	38,993
Net Income	$4,687	$10,652	$(1,258)	$14,081	$18,800
Earnings per share - Diluted	$0.09	$0.21	$(0.02)	$0.28	$0.38
Weighted Shares Outstanding	49,841	49,841	49,841	49,841	49,290
Gross margin	27.2%			30.6%	30.9%
Selling, general and administrative expenses as a percentage of sales	23.0%			23.1%	22.4%
Operating margin	4.2%			7.5%	8.5%

	For the Nine Months Ended
	June 28, 2014 GAAP	Garden Charge (A)	Gain on Sale Of Fixed Assets (B)	June 28, 2014 As Adjusted	June 27, 2015 GAAP
Net sales	$1,230,119	$7,035	$—	$1,237,154	$1,264,368
Cost of goods sold and occupancy	883,651	(9,873)	—	873,778	884,288

Gross profit	346,468	16,908	—	363,376	380,080
Selling, general and administrative expenses	291,628	—	1,996	293,624	289,978

Income from operations	54,840	16,908	(1,996)	69,752	90,102
Net Income	$12,874	$10,652	$(1,258)	$22,268	$36,340
Earnings per share - Diluted	$0.26	$0.22	$(0.03)	$0.45	$0.73
Weighted Shares Outstanding	49,201	49,201	49,201	49,201	49,496
Gross margin	28.2%			29.4%	30.1%
Selling, general and administrative expenses as a percentage of sales	23.7%			23.7%	22.9%
Operating margin	4.5%			5.6%	7.1%

	For the Three Months Ended		For the Nine Months Ended
	Net Sales		Net Sales
Garden Segment:
June 28, 2014 as reported (GAAP)	$210,905		$601,688
Garden charge (A)	7,035		7,035

June 28, 2014 as adjusted	$217,940		$608,723

June 27, 2015 as reported (GAAP)	$221,320		$605,437

	Income from Operations	Operating Margin	Income from Operations	Operating Margin
June 28, 2014 as reported (GAAP)	$4,011	1.9%	$34,579	5.7%
Garden charge (A)	16,908		16,908
Gain on sale of fixed assets (B)	(1,996)		(1,996)

June 28, 2014 as adjusted	$18,923	8.7%	$49,491	8.1%

June 27, 2015 as reported (GAAP)	$23,458	10.6%	$59,248	9.8%

(A)	The Non-GAAP financial information excludes the impact of a garden segment charge to write off inventory, account for product returns and promotional allowances and other costs related to the discontinuance of certain products introduced in 2013.
(B)	The gain on sale of fixed assets correlates to the sale of plant assets during the quarter ended June 28, 2014 related to a product the garden segment will now purchase rather than produce.

	Net Debt Calculation
	(unaudited, in thousands)
	June 28,	June 27,
	2014	2015
Net Debt:
Current portion of long term debt	$296	$290
Long term debt	449,994	399,879

Total long term debt	450,290	400,169
Less:
Cash and cash equivalents	31,846	43,841
Short term investments	14,220	0

Net debt	$404,224	$356,328

Results of Operations

Three Months Ended June 27, 2015

Compared with Three Months Ended June 28, 2014

Net Sales

Net sales for the three months ended June 27, 2015 increased $21.4 million, or 4.9%, to $459.4 million from $438.0 million for the three months ended June 28, 2014 with increases in both our pet and garden segments. Our branded product sales increased $13.9 million, and sales of other manufacturers’ products increased $7.5 million.

Pet net sales increased $11.0 million, or 4.8%, to $238.1 million for the three months ended June 27, 2015 from $227.1 million for the three months ended June 28, 2014. Pet branded product sales increased $6.2 million, due primarily to a $3.1 million increase in our animal health category and a $2.7 million increase in our dog and cat category. Within our animal health category, increased professional sales were partially offset by lower flea and tick product sales impacted by increased competition. The increase in our dog and cat category was due primarily to increased volume in treats and toys, partially offset by decreased sales in nutrition. Sales of other manufacturers’ products increased $4.8 million due primarily to increased volume in the e-commerce channel.

Garden net sales increased $10.4 million, or 4.9%, to $221.3 million for the three months ended June 27, 2015 from $210.9 million for the three months ended June 28, 2014. Garden branded product sales increased $7.7 million and sales of other manufacturers’ products increased $2.7 million. The sales increase in our garden branded products was due primarily to a $10.1 million increase in controls and fertilizers partially offset by a $3.5 million decrease in wild bird feed which was primarily volume driven. The increase in controls and fertilizers was primarily volume related and included the non-recurrence of a $7 million charge in the prior year quarter for two discontinued garden products.

Gross Profit

Gross profit for the three months ended June 27, 2015 increased $22.9 million, or 19.2%, to $142.0 million from $119.1 million for the three months ended June 28, 2014. The increase in gross profit was primarily in the Garden segment. Gross margin improved to 30.9% for the three months ended June 28, 2014 from 27.2% for the three months ended June 28, 2014. The gross margin increase was due to an improvement in the Garden segment, partially offset by a decreased gross margin in the Pet segment. Adjusting for the $16.9 million garden charge in the prior year quarter, gross profit for the three months ended June 28, 2015 increased $6.0 million, or 4.4%. Gross margin, adjusted for the garden charge, was 30.6% in the comparable prior year quarter.

Gross profit increased in the Pet segment for the three months ended June 27, 2015 due to increased sales, partially offset by a lower gross margin. The largest contributors to the Pet segment gross profit improvement were increased sales and improved gross margin in our dog and cat category, while the largest contributors to the Pet segment gross margin decline were sales and margin declines in our flea and tick business. In the Garden segment, both gross profit and gross margin improved for the three months ended June 27, 2015, compared to the prior year quarter, which included the $16.9 million garden charge. Adjusting for the $16.9 million garden charge, the Garden segment gross profit and gross margin still improved in the three months ended June 27, 2015 compared to the prior year period. Both grass seed and garden controls and fertilizer contributed to the improved gross profit and gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.3 million, or 2.3%, to $103.0 million for the three months ended June 27, 2015 from $100.7 million for the three months ended June 28, 2014. As a percentage of net sales, selling, general and administrative expenses decreased to 22.4% for the three months ended June 27, 2015, compared to 23.0% in the comparable prior year quarter. Excluding the $2.0 million gain on the sale of plant assets in the prior year quarter, selling, general and administrative expenses increased $0.3 million from prior year quarter and the expenses as a percentage of net sales decreased to 22.4% in the current year quarter from 23.1% in the prior year quarter.

Selling and delivery expense decreased $4.4 million, or 7.2%, to $56.8 million for the three months ended June 27, 2015 from $61.2 million for the three months ended June 28, 2014. The decrease was due primarily to decreased advertising expense in our flea and tick business.

Warehouse and administrative expense increased $6.7 million, or 17.0%, to $46.2 million for the quarter ended June 27, 2015 from $39.5 million in the quarter ended June 28, 2014. The increase was due primarily to an increase in corporate expenses for legal and corporate matters and a $2.0 million gain recorded in the prior year quarter in our Garden segment from the sale of plant assets. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and information technology functions.

Operating Income

Operating income increased $20.6 million to $39.0 million, or 111.6%, for the three months ended June 27, 2015 from $18.4 million for the three months ended June 28, 2014. Increased sales of $21.4 million and gross margin improvement were only partially offset by a $2.3 million increase in selling, general and administrative costs. Operating margin was 8.5% for the three months ended June 27, 2015 and 4.2% for the three months ended June 28, 2014. Adjusting the prior year quarter for the garden charge and the gain on the sale of plant assets in our Garden segment, operating income increased $5.7 million, and the prior year operating margin was 7.5%.

Pet operating income increased $4.5 million, or 15.8%, to $32.9 million for the three months ended June 27, 2015 from $28.4 million for the three months ended June 28, 2014. The increase was due primarily to increased sales and lower selling, general and administrative expenses, which were only partially offset by a lower gross margin. Pet operating margin increased to 13.8% for the three months ended June 27, 2015 from 12.5% for the three months ended June 28, 2014. Garden operating income increased $19.5 million to $23.5 million from $4.0 million in the fiscal 2014 quarter. Garden operating margin increased to 10.6% for the three months ended June 27, 2015. Adjusting the prior year quarter for the garden charge and the gain on the sale of plant assets, operating income increased $4.6 million and the prior year quarter’s operating margin was 8.7%.

Net Interest Expense

Net interest expense for the three months ended June 27, 2015 decreased $1.4 million, or 13.9%, to $9.0 million from $10.4 million for the three months ended June 28, 2014. Interest expense decreased due to lower average debt outstanding during the quarter ended June 27, 2015. In March 2015, we redeemed $50.0 million of our 2018 Notes. Debt outstanding on June 27, 2015 was $400.2 million compared to $450.3 million as of June 28, 2014, a decrease of $50.1 million.

Other Income / Expense

Other income increased $0.1 million to $0.6 million. Other income is comprised of income from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses.

Income Taxes

Our effective income tax rate was 37.5% for the quarter ended June 27, 2015 and 37.0% for the quarter ended June 28, 2014. The income tax rate increase was due primarily to tax benefits available in the prior year quarter that were not available in the current year quarter.

Nine Months Ended June 27, 2015

Compared with Nine Months Ended June 28, 2014

Net Sales

Net sales for the nine months ended June 27, 2015 increased $34.3 million, or 2.8%, to $1,264.4 million from $1,230.1 million for the nine months ended June 28, 2014. Our branded product sales increased $5.5 million, while sales of other manufacturers’ products increased $28.8 million.

Pet net sales increased $30.6 million, or 4.9%, to $659.0 million for the nine months ended June 27, 2015 from $628.4 million in the comparable fiscal 2014 period. Pet branded product sales increased $11.0 million from the prior year period, due primarily to a $17.4 million increase in our professional business, of which some of the increase was due to our acquisition in the prior year. This increase was partially offset by a $5.3 million decrease in wild bird feed, which was price driven. Sales of other manufacturers’ products increased approximately $19.6 million benefitting from expanded distribution compared to the prior year nine month period.

Garden net sales increased $3.7 million, or 0.6%, to $605.4 million for the nine months ended June 27, 2015 from $601.7 million in the comparable fiscal 2014 period. Garden branded product sales decreased $5.5 million due primarily to volume driven sales decreases of $14.7 million in grass seed, $9.5 million in wild bird feed and $7.0 million in decor. These declines were partially offset by a $26.0 million increase in our controls and fertilizer category. The increase in controls and fertilizers was primarily volume related and included a $7.0 million charge in the prior year quarter for two discontinued garden products. Excluding the $7.0 million charge in the prior year comparable period, controls and fertilizer sales increased $19.0 million. Sales of other manufacturers’ products increased approximately $9.2 million compared to the comparable prior year period.

Gross Profit

Gross profit for the nine months ended June 27, 2015 increased $33.6 million, or 9.7%, to $380.1 million from $346.5 million for the nine months ended June 28, 2014. Gross profit as a percentage of net sales increased to 30.1% for the nine months ended June 27, 2015 from 28.2% for the nine months ended June 28, 2014, with gross margin improvement in both our Garden and Pet segments. Adjusting for the $16.9 million garden charge, gross profit for the nine months ended June 27, 2015 increased $16.7 million, or 4.6%, from $363.4 million for the nine months ended June 28, 2014. Adjusted gross margin increased to 30.1% for the nine months ended June 27, 2015 from 29.4% for the nine months ended June 28, 2014.

Adjusting for the garden charge, the gross profit increase of $16.7 million was due primarily to the increase in sales in the Pet segment. The largest contributor to the Pet segment gross profit improvement was our animal health category, which includes our professional business, and our dog and cat category. Garden controls and fertilizer also contributed to the gross profit increase, even after adjusting for the prior year garden charge, primarily due to increased volumes and favorable product mix. Both operating segments reflected improved gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.6 million, or 0.5%, to $290.0 million for the nine months ended June 27, 2015 from $291.6 million for the nine months ended June 28, 2014. As a percentage of net sales, selling, general and administrative expenses decreased to 22.9% for the nine months ended June 27, 2015, compared to 23.7% in the prior year nine month period. Excluding the gain on the sale of plant assets in the prior year period, selling, general and administrative expenses decreased $3.6 million from the prior year period and the expenses as a percentage of net sales decreased to 22.9% in the current year period from 23.7% in the prior year period.

Selling and delivery expense decreased $6.0 million, or 3.7%, to $156.6 million for the nine months ended June 27, 2015 from $162.6 million for the nine months ended June 28, 2014. The decrease was due primarily to decreased marketing expenditures, including advertising, marketing program expenditures and headcount reductions, in our Pet and Garden segments.

Warehouse and administrative expense increased $4.4 million to $133.4 million for the nine months ended June 27, 2015 from $129.0 million in the nine months ended June 28, 2014. The increase was due primarily to an increase in corporate expenses for legal and corporate matters, payroll related warehousing costs in our Pet segment and the non-recurrence of a $2.0 million gain recorded in the prior year quarter in our Garden segment from the sale of plant assets.

Operating Income

Operating income increased $35.3 million, or 64.3%, to $90.1 million for the nine months ended June 27, 2015 from $54.8 million for the nine months ended June 28, 2014. Increased sales of $34.3 million, a 190 basis point gross margin improvement and a $1.7 million decrease in selling, general and administrative costs all contributed to the increase in operating income. Operating margin was 7.1% for the nine months ended June 27, 2015 and 4.5% for the nine months ended June 28, 2014. Adjusting for the prior year garden charge and the gain on the sale of plant assets in our Garden segment, operating income increased $20.4 million, and the prior year operating margin was 5.6%.

Pet operating income increased $13.6 million, or 20.2%, to $80.6 million for the nine months ended June 27, 2015 from $67.0 million for the nine months ended June 28, 2014. The increase was due primarily to increased sales and improved gross margin, which were only partially offset by a slight increase in selling, general and administrative expenses. Pet operating margin increased to 12.2% for the nine months ended June 27, 2015 from 10.7% for the nine months ended June 28, 2014.

Garden operating income increased $24.6 million to $59.2 million from $34.6 million in the fiscal 2014 period. Garden operating margin increased to 9.8% for the nine months ended June 27, 2015 from 5.8% for the nine months ended June 28, 2014. Adjusting the prior year period for the garden charge and the gain on the sale of plant assets, Garden operating income increased $9.7 million to $59.2 million from $49.5 million in the fiscal 2014 period. The Garden operating margin increased to 9.8% for the nine months ended June 27, 2015 from 8.1% for the nine months ended June 28, 2014. The adjusted Garden operating income increase of $9.7 million was due to a decrease in selling, general and administrative costs and by an improved gross margin, partially offset by lower net sales of $3.3 million.

Net Interest Expense

Net interest expense for the nine months ended June 27, 2015 decreased $1.7 million or 5.3%, to $31.3 million from $33.0 million for the nine months ended June 28, 2014. Interest expense decreased due to lower average debt outstanding during the quarter ended June 27, 2015. In March 2015, we redeemed $50.0 million of our 2018 Notes.

Other Income / Expense

Other income was $0.1 million for the nine months ended June 27, 2015, compared to $0.4 million for the nine months ended June 28, 2014. The decrease in earnings was primarily due to equity method losses from the two newly formed entities we invested in during our second quarter of fiscal 2015.

Income Taxes

Our effective income tax rate was 36.5% for the nine months ended June 27, 2015 and 37.0% for the nine months ended June 28, 2014. Our 2015 tax rate benefited from increased tax benefits available compared to the prior period.

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

Operating Activities

Net cash provided by operating activities decreased by $12.3 million, from $68.9 million of cash provided by operating activities for the nine months ended June 28, 2014, to $56.6 million of cash provided by operating activities for the nine months ended June 27, 2015. The decrease in cash provided by operating activities was due primarily to increased seasonal inventory build in the current period compared to the prior year period. While inventory levels were lower for the period ended June 27, 2015 compared to the prior year period, the seasonal build was higher due to lower levels of inventory for the fiscal year ending September 27, 2014, compared to inventory levels as of September 28, 2013. Additionally, increased sales for the nine months ended June 27, 2015 drove an increase in accounts receivable for the current year period as compared to the prior year period. We remain focused on bringing our investment in inventory down over time, while maintaining high fill rates and service levels to our customers.

Investing Activities

Net cash used in investing activities decreased $2.2 million, from $25.2 million for the nine months ended June 28, 2014 to $23.0 million during the nine months ended June 27, 2015. The decrease in cash used in investing activities was due primarily to lower payments made to acquire businesses and investments in joint ventures during the current period, as well as an increase in proceeds from short-term investments compared to the prior year period. These changes were partially offset by an increase in capital expenditures during the current year related to investments in our facilities and proceeds from the sale of certain property and equipment in the prior year period that did not recur during the current year period.

Financing Activities

Net cash used by financing activities increased $40.9 million, from $27.2 million of cash used by financing activities for the nine months ended June 28, 2014, to $68.1 million of cash used by financing activities for the nine months ended June 27, 2015. The increase in cash used was due primarily to our redemption of $50 million aggregate principal of our 2018 Notes during the current year period at 102.063%, as well as increased purchases of our common stock compared to the prior year. During the nine months ended June 27, 2015, we repurchased $15.1 million of our common stock, which consisted of 0.5 million shares of our voting common stock (CENT) at an aggregate cost of approximately $4.5 million, or approximately $9.00 per share, and 1.2 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $10.6 million, or approximately $8.83 per share. These uses of cash were partially offset by lower net borrowings under our revolving credit facility during the nine months ended June 27, 2015 compared to the prior year period.

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

At June 27, 2015, our total debt outstanding was $400.2 million, as compared with $450.3 million at June 28, 2014.

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

In March 2015, we redeemed $50.0 million of our 2018 Notes at a price of 102.063% and recorded a charge of approximately $1.6 million related to the payment of the call premium and the non-cash write-off of unamortized deferred financing costs.

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

The estimated fair value of our $400 million remaining aggregate principal amount of the 2018 Notes as of June 27, 2015 was approximately $406.0 million. The estimated fair value is based on quoted market prices for these notes.

The 2018 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of June 27, 2015.

Asset Backed Loan Facility

On December 5, 2013, we entered into a credit agreement which provides up to a $390 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if we exercise the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on December 5, 2018 and replaced our prior revolving credit facility. We may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of June 27, 2015, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $7.2 million outstanding as of June 27, 2015.

The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. The borrowing availability as of June 27, 2015 was $384 million. Borrowings under the Credit Facility bear interest at an index based on LIBOR or, at our option, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on our total outstanding borrowings. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25%-1.75% (1.25% at June 27, 2015) and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.75% (0.25% at June 27, 2015). As of June 27, 2015, the applicable interest rate related to Base Rate borrowings was 3.5%, and the applicable interest rate related to LIBOR-based borrowings was 1.4%.

The Credit Facility contains customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all of our assets. We were in compliance with all covenants under the Credit Facility during the period ended June 27, 2015.

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

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of June 27, 2015.

(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2015. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended June 27, 2015 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
March 29, 2015 – May 2, 2015	48,749	(2)	$10.38	0	$34,968,000
May 3, 2015 – May 30, 2015	2,520	(2)	$10.28	0	$34,968,000
May 31, 2015 – June 27, 2015	2,708	(2)	$10.74	0	$34,968,000

Total	53,977		$10.40	0	$34,968,000

(1)	During the third quarter of fiscal 2011, our Board of Directors authorized a $100 million share repurchase program. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility and indenture that restrict our ability to repurchase our stock.
(2)	Shares purchased during the period indicated represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: August 5, 2015

/s/ JOHN R. RANELLI
John R. Ranelli President and Chief Executive Officer (Principal Executive Officer)

/s/ LORI A. VARLAS
Lori A. Varlas Chief Financial Officer (Principal Financial Officer)