Form 10-K
period 2015-09-26
CENTRAL GARDEN & PET CO
filed 2015-12-10
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 26, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At March 28, 2015, the aggregate market value of the registrant’s Common Stock, Class A Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $100.4 million, $346.6 million and $63,000, respectively.

At November 30, 2015, the number of shares outstanding of the registrant’s Common Stock was 11,908,317 and the number of shares of Class A Common Stock was 36,489,570. In addition, on such date, the registrant had outstanding 1,652,262 shares of its Class B Stock, which are convertible into Common Stock on a share-for-share basis.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders – Part III of this Form 10-K.

Central Garden & Pet Company

Index to Annual Report on Form 10-K

For the fiscal year ended September 26, 2015

i

FORWARD-LOOKING STATEMENTS

This Form 10-K includes “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, projected cost savings, capital expenditures, financing needs, plans or intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy and the trends we anticipate in the industries and markets in which we operate and other information that is not historical information. When used in this Form 10-K, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-K are set forth in this Form 10-K, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materializes, or if any of our underlying assumptions is incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:

•	seasonality and fluctuations in our operating results and cash flow;

•	fluctuations in market prices for seeds and grains and other raw materials;

•	our inability to pass through cost increases in a timely manner;

•	the impending retirement of our CEO, dependence upon him and our other key executives and the ability to execute on our succession plan;

•	risks associated with new product introductions, including the risk that our new products will not produce sufficient sales to recoup our investment;

•	declines in consumer spending during economic downturns;

•	inflation, deflation and other adverse macro-economic conditions;

•	supply shortages in small animals and pet birds;

•	adverse weather conditions;

•	risks associated with our acquisition strategy;

•	fluctuations in energy prices, fuel and related petrochemical costs;

•	access to and cost of additional capital;

•	dependence on a small number of customers for a significant portion of our business;

•	consolidation trends in the retail industry;

•	competition in our industries;

•	potential goodwill or intangible asset impairment;

•	continuing implementation of an enterprise resource planning information technology system;

•	our ability to protect our intellectual property rights;

•	potential environmental liabilities;

•	risk associated with international sourcing;

•	litigation and product liability claims;

•	regulatory issues;

•	the impact of product recalls;

•	potential costs and risks associated with actual or anticipated cyber attacks;

•	the voting power associated with our Class B stock; and

•	potential dilution from issuance of authorized shares.

MARKET, RANKING AND OTHER DATA

The data included in this Form 10-K regarding markets and ranking, including the size of certain markets and our position and the position of our competitors and products within these markets, are based on both independent industry publications, including The Freedonia Group Lawn & Garden Consumables July 2014; Freedonia Landscaping Products August 2015; Packaged Facts U.S. Pet Market Outlook 2015-2016; Packaged Facts Pet Treats and Chews in the U.S. June 2015; American Pet Products Association (APPA) National Pet Owners Survey 2015-2016; U.S. Census Bureau, and our estimates based on management’s knowledge and experience in the markets in which we operate. Our estimates have been based on information provided by customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. While we are not aware of any misstatements regarding our market and ranking data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risk factors” in this Form 10-K. This information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. As a result, you should be aware that market, ranking and other similar data included herein, and estimates and beliefs based on that data, may not be reliable. We cannot guarantee the accuracy or completeness of such information contained herein.

PART I

Item 1. Business

BUSINESS

Our Company

Central Garden & Pet Company (“Central”) is a leading innovator, marketer and producer, of quality branded products and distributor of third party products in the pet and lawn and garden supplies industries in the United States. The total pet food, treats and supplies industry in 2014 was estimated by Packaged Facts to have been approximately $49.2 billion in annual retail sales. We estimate the annual retail sales of the pet supplies and consumables and super premium pet food markets in the categories in which we participate to be approximately $28.1 billion. The total lawn and garden consumables and decorative products industry in the United States is estimated to be approximately $22.0 billion in annual retail sales, including fertilizer, pesticides, growing media, seeds, mulch, other consumables and decorative products. We estimate the annual retail sales of the lawn and garden consumables and decorative products markets in the categories in which we participate to be approximately $12.0 billion.

Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, super premium dog and cat food and treats, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under the brands including AdamsTM, Aqueon®, Avoderm®, Bio Spot Active CareTM, Cadet®, Farnam®, Four Paws®, Kaytee®, Nylabone®, Pinnacle®, TFHTM, Zilla® as well as a number of other brands including Altosid, Comfort Zone®, Coralife®, Interpet, Kent Marine®, Pet Select®, Super Pet®, and Zodiac®.

Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, ant and other herbicide, insecticide and pesticide products; and decorative outdoor lifestyle and lighting products including pottery, trellises and other wood products and holiday lighting. These products are sold under the brands AMDRO®, Ironite®, Pennington®, and Sevin®, as well as a number of other brand names including Lilly Miller®, Over-N-Out®, Smart Seed® and The Rebels®.

In fiscal 2015, our consolidated net sales were $1.7 billion, of which our pet segment, or Pet, accounted for approximately $895 million and our garden segment, or Garden, accounted for approximately $756 million. In fiscal 2015, our income from operations before corporate expenses and eliminations of $67.5 million was $158.9 million, of which the Pet segment accounted for $98.8 million and the Garden segment accounted for $60.1 million. See Note 19 to our consolidated financial statements for financial information about our two operating segments.

We were incorporated in Delaware in May 1992 as the successor to a California corporation that was formed in 1955. Our executive offices are located at 1340 Treat Boulevard, Suite 600, Walnut Creek, California 94597, and our telephone number is (925) 948-4000. Our website is www.central.com. The information on our website is not incorporated by reference in this annual report.

Recent Developments

Earnings per fully diluted share increased $0.46 per share to $0.64 per share and our operating income increased 63% to $91.4 million as compared to fiscal 2014, due to increased earnings in both our segments. The Pet segment was impacted by a $7.3 million non-cash intangible asset impairment charge in fiscal 2015. In fiscal 2014, the Garden segment was impacted by a charge related to the discontinuance of certain products introduced in 2013 and a gain on the sale of manufacturing plant assets. The items impacting fiscal 2015 and 2014 are excluded for purposes of the non-GAAP presentation elsewhere in this Form 10-K.

•	Net sales for fiscal 2015 increased $46.3 million, or 2.9%, to $1,650.7 million. Our Pet segment sales increased 5.8%, and our Garden segment sales decreased 0.4%.

•

Gross profit for fiscal 2015 increased $34.0 million, or 7.5%, to $488.0 million from $454.0 million in fiscal 2014. Gross margin increased 130 basis points in fiscal 2015 to 29.6%, from 28.3% in 2014.

•

Our operating income increased $35.2 million, or 62.7%, to $91.4 million in fiscal 2015, and increased as a percentage of net sales to 5.5% from 3.5%. On an adjusted basis, operating income increased $30.5 million, or 44.6%.

•

Net income was $32.0 million, or $0.64 per share on a fully diluted basis, compared to net income in fiscal 2014 of $8.8 million, or $0.18 per share on a fully diluted basis. On an adjusted basis, net income increased to $36.6 million, or $0.74 per share, in fiscal 2015 from $16.4 million, or $0.33 per share, in fiscal 2014.

•	Our net cash provided by operating activities was $87.4 million in fiscal 2015, compared to $126.5 million in fiscal 2014.

Leadership

In July 2015, we amended the employment agreement of John R. Ranelli, our Chief Executive Officer. Under the amended agreement, Mr. Ranelli has agreed to continue as Chief Executive Officer until his planned retirement at the end of fiscal 2016 and to continue to consult for the Company for an additional four years. In order to facilitate an orderly transition, we plan to launch a search in the near future for our next Chief Executive Officer.

Our former Chief Financial Officer, Lori Varlas, resigned effective September 2, 2015 to accept a senior level position at another company. The Board of Directors named David N. Chichester as Acting Chief Financial Officer through February 2016. Mr. Chichester has served for 13 years on Central’s Board and as our Audit Committee financial expert. He brings significant financial management, accounting, disclosure, and risk assessment experience to the Acting Chief Financial Officer role. We are in the process of positioning our key senior financial officers to assume Mr. Chichester’s responsibilities in an orderly fashion when he completes his tenure as Acting Chief Financial Officer in February 2016.

Our Chairman of the Board, Bill Brown, commenced a leave of absence in July as he continues to recover from injuries he sustained in an accident in his home earlier in the year. Jack Balousek, our Lead Independent Director, is acting as Interim non-executive Chairman until Mr. Brown returns.

IMS Trading Corp Acquisition

On July 31, 2015, we purchased substantially all of the assets of IMS Trading Corp. (“IMS”) for a purchase price of approximately $23 million. IMS was a manufacturer, importer and distributor of rawhide, natural dog treats and pet products throughout the United States and internationally. This acquisition is expected to complement our existing dog and cat business.

Debt Refinancing

In November 2015, we issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”). The 2023 Notes are unconditionally guaranteed on a senior basis by each of our existing and future domestic restricted subsidiaries which are borrowers under or guarantors of our senior secured revolving credit facility. We used the net proceeds from the offering, together with available cash, to redeem our outstanding 8.25% senior subordinated notes due March 1, 2018 (the “2018 Notes”) and pay fees and expenses related to the offering. As a result of our redemption of the 2018 Notes, we will recognize a charge in our fiscal 2016 first quarter of approximately $8.3 million related to the payment of the call premium, a one-time payment of overlapping interest expense for 30 days of approximately $2.8 million and a $3.2 million non-cash charge for the write-off of unamortized financing costs in interest expense. We expect our annual interest expense on the 2023 Notes going forward to be approximately $8.5 million less than under the 2018 Notes.

DMC Acquisition

On December 1, 2015, we purchased the pet bedding and certain other assets of National Consumers Outdoors Corp., formerly known as Dallas Manufacturing Company (“DMC”), for a cash purchase price of $61 million. This acquisition is expected to complement our existing dog and cat business.

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

•

History of Innovative New Products and Customer Service. We continuously seek to introduce new products at a reasonable cost, both as complementary extensions of existing product lines and as new product categories. Over the last three years, we have received a number of awards for innovation, customer service and marketing. For innovation, the Pet segment received best new aquatic product at Global Pet Expo 2015 for the Aqueon Jukebox and back-to-back Product of the Year awards in 2014 for the Adams Flea and Tick Home Spray and in 2013 for the Adams Smartshield innovation. For customer service, in 2013, we received awards for PetSmart Vendor of the Year in Canada for Specialty (Aquatics, Small Animal, Pet Bird), PETCO’s 2013 Best Business Performance Award for Aqueon & Zilla brands, Wal*Mart’s Outdoor Living Supplier of the Year and Wal*Mart’s People Award for its home division. For marketing, in 2013, the National Agri-Marketing Association (NAMA) recognized our professional products group for outstanding marketing communications for the new product introduction of Centynal as well as a W3 Award, in the Consumer Goods category, for the Adams website.

•

Strong Relationships with Retailers. We have developed strong relationships with major and independent retailers, as well as e-commerce retailers through product innovation, premium brands, broad product offerings, private label programs, proprietary sales and logistics capabilities and a high level of customer service. Major retailers value the efficiency of dealing with suppliers with national scope and strong brands. Our ability to meet their unique needs for packaging and point of sale displays provides us with a competitive advantage. Independent retailers value our high level of customer service and broad array of premium branded products. We believe these strengths have made us one of the largest pet supplies vendors to PetSmart, PETCO and Wal*Mart and among the largest lawn and garden supplies vendors to Wal*Mart, Home Depot and Lowe’s, as well as a leading supplier to independent pet and garden supplies retailers in the United States.

•

Favorable Long-Term Industry Characteristics. We believe the pet and lawn and garden supplies markets in the U.S. are expected to grow over the long-term due to favorable demographic and leisure trends. The key demographics bolstering our markets are the growth rates in the number of children under 18 and the number of adults over age 55. Households with children tend to own more pets, and adults over 55 are more likely to be “empty nesters” that keep pets as companions and have more disposable income and leisure time available for both pets and garden activities. According to the 2015-2016 APPA National Pet Owners Survey, the number of U.S. pet owners in recent years has reached record highs, with 79.7 million households, or 65%, owning a pet.

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

Business Strategy

Our objective is to increase market share, revenue, earnings and cash flow by enhancing our position as one of the leading companies in the U.S. pet supplies and lawn and garden supplies industries. To achieve our objective, we plan to capitalize on our strengths and favorable industry trends by implementing the following key elements of our business strategy:

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

•

Build Existing Brands. With our broad product assortment, strong brand names, strong sell-through and innovative products and packaging, we believe we can further strengthen our relationships with existing and new retailers, as well as e-commerce retailers, to increase shelf space and sales. Under our master branding strategy, we have consolidated certain brands and expanded others. At the same time, we are developing private label programs for key retailers to complement our proprietary brands, strengthen our relationships with key retailers and increase sales and profits. We believe that the strength of our major customers provides us with a solid foundation for future growth. We intend to gain market share in the home centers, mass market, grocery, specialty pet store and independent channels. We intend to add new retailers through marketing and sales personnel dedicated to these channels, as well as our innovative product introductions and packaging. We will continue to focus on using our sales and logistics network to emphasize sales of our higher margin, proprietary brands and to use efficient supply chain capabilities that enable us to provide retailers with high service levels and consistent in-stock positions.

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

•

Improve Profitability. We believe there are opportunities to improve our gross and operating profits through increasing sales of our innovative branded products, acquiring new private label business and reducing and leveraging our existing infrastructure. Although we focused more on achieving gross margin gains in the past several years, we have shifted our focus to concentrate more on overall profitability than on any specific gross margin targets. We have undertaken a number of initiatives to lower the cost of production, and believe success in doing so will allow us to gain additional sales and increase our profitability.

•

Pursue Strategic Acquisitions. We plan to continue to make selected strategic acquisitions of companies that complement our existing brands and product offerings. By leveraging our marketing, manufacturing and sales and logistics capabilities, we believe we can increase the sales and improve the operating efficiencies of the companies we acquire. We generally seek target companies with strong brand names, high quality and innovative product offerings, an experienced management team and historical and projected organic earnings growth.

•

Reduce Our Investment In Working Capital. We believe there are opportunities to reduce our investment in working capital over the long term by focusing on specific balance sheet metrics. In particular, we believe that the improvement in our fill rates as a result of tighter linkage between our businesses and supply chain will enable us to substantially reduce our investment in inventory without compromising the level of the service we provide to our customers. During fiscal 2014, we reduced our inventory level from $391.9 million to $326.4 million while maintaining high fill rates. Our inventory level at the end of fiscal 2015 increased slightly to $335.9 million as a result of increased sales and acquisitions completed during the year.

Products – General

The following table indicates each class of similar products which represented approximately 10% or more of our consolidated net sales in the fiscal years presented (in millions).

Category	2015	2014	2013
Pet supplies (excluding wild bird feed)	$827.7	$774.2	$807.4
Garden controls and fertilizer products	286.3	262.5	274.9
Wild bird feed	193.2	202.1	210.8
Other garden supplies	181.4	182.5	183.5
Grass seed	162.1	183.1	177.0

Total	$1,650.7	$1,604.4	$1,653.6

Pet Segment

Overview

We are one of the leading marketers and producers of premium branded pet supplies in the United States. In addition, our Pet segment operates one of the largest sales and logistics networks in the industry strategically supporting our brands. In fiscal 2015, the Pet segment accounted for $895 million of our consolidated net sales and $98.8 million of our consolidated income from operations before corporate expenses and eliminations.

Industry Background

According to the Simmons Fall 2014 National Consumer Survey, the number of U.S. households with dogs or cats in 2014 declined to 51.1% from a previous high of 53.3% in the prior year, which is consistent with the 51 – 53% range since 2011.

The pet industry includes food, supplies, veterinarian care, services and live animals. We operate primarily in the pet supplies segment of the industry. This segment includes: products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, rawhide, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including cages and habitats, toys, chews, and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners and supplements, and information and knowledge resources; and products for horses and livestock. According to Packaged Facts, the pet supplies segment was $14.5 billion in revenue in 2014, up 2.5% from 2013. We also operate in the super premium category of dog and cat food and treats.

We believe this industry growth is due in significant part to favorable demographic and leisure trends, which we expect to continue, albeit potentially at a slower rate due to a lower rate of growth in the broader U.S. economy. The key demographics bolstering the U.S. pet supplies market are the growth rates in the number of children under 18 and the number of adults over age 55. According to 2012 U.S. interim census data, approximately 41% of the population is 45 years or older. Households with children tend to own more pets, and adults over 55 are more likely to be “empty nesters” who keep pets as companions and have more disposable income and leisure time available for pets. In addition, many pet supplies products (e.g., dog and cat food, dog chews, bird food, grooming supplies, pest control, etc.) are routinely consumed and replenished. For example, as many as 87% of dog owners and 67% of cat owners regularly purchase some type of treat.

The U.S. pet supplies market is highly fragmented with approximately 1,400 manufacturers, consisting primarily of small companies with limited product lines. The majority of these manufacturers do not have a captive sales and logistics network and must rely on us or other independent distributors to supply their products to regional pet specialty chains and independent retailers. According to Packaged Facts, pet supplies sales increased 14.9% over the past five years. Sales are expected to increase an additional 13% to $16.8 billion by 2019, indicating the strength of this category.

The pet food and supplies industry retail channel also remains fragmented, with approximately 8,300 independent pet supply stores in the United States and only two national specialty retailers, PetSmart and PETCO. These two “pet superstores” have grown rapidly, and pet products have also become a growing category in mass merchandisers, discounters, grocery outlets and the e-commerce channel. PetSmart and PETCO typically offer the broadest product selection with competitive prices and a growing array of pet services. Mass merchandisers, supermarkets and discounters have historically carried a limited product assortment that features primarily pet food, but we believe these retailers are devoting more shelf space to meet increased consumer demand for premium pet supplies. Independent pet stores typically have a relatively broad product selection and attempt to differentiate themselves by offering premier brands and knowledgeable service.

Proprietary Branded Pet Products

Our principal pet supplies categories are dog and cat, aquatics, bird and small animal, wild bird feed and animal health products.

Dog & Cat. The dog and cat category, featuring the brands Nylabone, Four Paws, Cadet®, TFH Publications, Pet Select, Pet Love and Mikki®, is an industry leader in manufacturing and marketing premium edible and non-edible chews, interactive toys, super premium dog and cat food, grooming supplies and pet-care print and digital content.

•

Nylabone is made in the United States and has a strong history of developing innovative products such as NutriDent® Edible Dental Brush Chews, as well as numerous other award-winning dog toys and healthy chews.

•	Four Paws Products include industry leaders in grooming and waste management products under the Wee Wee and Magic Coat Brands.

•	TFH Publications is a globally recognized publisher of both pet books and an aquatics magazine.

•	Breeder’s Choice, featuring the Pinnacle®, AvoDerm®, Simply Natural® and Active Care® brands, is a manufacturer of super premium natural pet food and treats.

•	IMS is a manufacturer and supplier of a full-line of quality rawhide and other natural dog chews, and treats.

Aquatics. We are a leading supplier of aquariums and related fixtures and furniture, water conditioners and supplements, sophisticated lighting systems and accessories featuring the brands Aqueon, Zilla, Kent Marine, Coralife and Blagdon.

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

Animal Health. We are a leading marketer and producer of flea, tick, mosquito and other insect control products produced by Wellmark International and sold primarily under the Bio Spot Active CareTM, Adams, Altosid, Pre Strike and Extinguish® brand names. Wellmark is the only domestic producer of (S)-Methoprene, which is an active ingredient to control mosquitoes, fleas, ticks, ants and mites in many professional and consumer insect control applications. We also sell (S)-Methoprene to manufacturers of other insect control products, including Frontline Plus. In addition, through our Farnam operations, we are a leading manufacturer and marketer of innovative health care products for horses. Farnam’s portfolio of industry leading brands includes the Farnam umbrella brand, IverCare®, Bronco®, Super Mask® II, Endure®, Horseshoer’s Secret® and Vetrolin®.

Sales Network

Our domestic sales network exists to promote both our proprietary brands and third party partner brands. It provides value-added service to approximately 6,000 customers, the majority of which are independent specialty stores with fewer than 10 locations. This includes acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick response to changing customer and retailer preferences, rapid deployment and feedback for new products and immediate exposure for acquired brands. The combination of brands in the network supplied in single shipments enables our independent customers to work with us on a cost effective basis to meet their pet supplies requirements. We also operate a sales and logistics facility in the United Kingdom.

Sales and Marketing

Our sales strategy is multi-tiered and designed to capture maximum market share with retailers. Our customers include retailers, such as regional and national specialty pet stores, independent pet retailers, mass merchants, grocery and drug stores, as well as the e-commerce channel. In addition, we also serve the professional market with insect control and health and wellness products for use by veterinarians, municipalities, farmers and equine product suppliers. PetSmart accounted for approximately 8% of our Pet segment’s net sales in fiscal 2015, 10% in fiscal 2014 and 11% in fiscal 2013. PETCO is also a significant customer.

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

Competition

The pet supplies industry is highly competitive and has experienced considerable consolidation coupled with the emergence of the e-commerce channel in recent years. Our branded pet products compete against national and regional branded products and private label products produced by various suppliers. Our largest competitors in most product categories are Spectrum Brands and Hartz Mountain. The Pet segment competes primarily on the basis of brand recognition, innovation, upscale packaging, quality and service. Our Pet segment’s sales and logistics operations compete with Animal Supply Co., Phillips Pet Food & Supplies and a number of smaller local and regional distributors, with competition based on product selection, price, value-added services and personal relationships.

Garden Segment

Overview

We are a leading company in the consumer lawn and garden market in the United States and offer both premium and value-oriented branded products. We market and produce a broad array of premium brands, including Pennington, The Rebels, AMDRO, Lilly Miller, Ironite, Sevin, and Over-N-Out. We also produce value brands at lower prices, including numerous private label brands. In addition, our Garden segment operates a sales and logistics network that strategically supports its brands. In fiscal 2015, the Garden segment accounted for $756 million of our consolidated net sales and $60.1 million of our consolidated income from operations before corporate expenses and eliminations.

Industry Background

We believe that gardening is one of the most popular leisure activities in the United States, although in recent years our Garden segment has been adversely impacted by fluctuations in input costs and weather. The Freedonia Group predicts that household participation in lawn and garden activities will rebound slightly through 2018. The key demographic bolstering our lawn and garden market is the growth rate in the number of adults over age 55 which is projected to increase from 88 million in 2015 to 99 million in 2020. This age group is more likely to be “empty nesters” and have more disposable income and leisure time available for garden activities. As the baby boom generation ages, this segment is expected to grow faster than the total population. According to 2012 U.S. interim census data, approximately 41% of the population is 45 years or older. We believe that this demographic should increase the number of lawn and garden product users. With more people gardening in their yards and the potential trends of food gardening and organic gardening, we perceive this market as staying intact and showing slow positive growth. We estimate the retail sales of the lawn and garden supplies industry in the categories in which we participate to be approximately $12.0 billion. In addition, we participate in the seasonal décor market. We believe that the industry will continue to grow, albeit at a slower rate in the near term due to industry dynamics.

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

Sales and Marketing

The marketing strategy for our premium products is focused on meeting consumer needs through product performance, innovation, quality, upscale packaging and retail shelf placement. The marketing strategy for our value products is focused on promotion of the quality and efficacy of our value brands at a lower cost relative to premium brands. Our customers include retailers, such as mass merchants, home improvement centers, independent lawn and garden nurseries, drug and grocery stores, and professional end users. Sales to Wal*Mart represented approximately 31%, 31% and 30%, sales to Lowe’s represented approximately 18%, 15% and 17%, and sales to Home Depot represented approximately 16%, 17% and 18% of our Garden segment’s net sales in fiscal 2015, 2014 and 2013, respectively.

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

The principal raw materials required for our wild bird feed operations are bulk commodity grains, including millet, milo and sunflower seeds, which are generally purchased from large national commodity companies and local grain cooperatives. In order to ensure an adequate supply of grains and seed to satisfy expected production volume, we enter into contracts to purchase a portion of our expected grain and seed requirements at future dates by fixing the quantity, and often the price, at the commitment date. Although we have never experienced a severe interruption of supply, we are exposed to price risk with respect to the portion of our supply which is not covered by contracts with a fixed price.

In fiscal 2013, prices for some key inputs continued to increase from 2012 increases due in part to drought conditions throughout much of the United States. Although by the end of the year, prices began to decline for certain commodities. In fiscal 2014, prices decreased substantially compared to fiscal 2013. Our weighted average cost per pound for our primary bird feed grains decreased approximately 32% for fiscal year 2014 compared to fiscal 2013, and also decreased slightly in fiscal year 2015 compared to fiscal 2014. The decrease in commodity costs is reflected in decreased sale prices to our retailers.

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

Significant Customers

Wal*Mart, our largest customer, represented approximately 16%, 17% and 16% of our total company net sales in fiscal 2015, 2014 and 2013, respectively, and represented approximately 31% of our Garden segment’s net sales in both fiscal 2015 and 2014, and 30% in fiscal 2013. Sales to Lowe’s represented approximately 8%, 7% and 8% of our total company net sales in fiscal 2015, 2014 and 2013, respectively, and represented approximately 18%, 15% and 17% of our Garden segment’s net sales in fiscal 2015, 2014 and 2013, respectively. Sales to Home Depot represented approximately 7% of our total company net sales in fiscal 2015 and 8% in both fiscal 2014 and 2013, and represented approximately 16%, 17% and 18% of our Garden segment’s net sales in fiscal 2015, 2014 and 2013, respectively. PetSmart represented approximately 8% of our Pet segment’s net sales in fiscal 2015, 10% in fiscal 2014 and 11% in fiscal 2013. PETCO is also a significant customer.

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

In addition to patents, we have numerous active ingredient registrations, end-use product registrations and trade secrets, including certain technology used in the Wellmark operations for the production of (S)-Methoprene, which has been licensed from Novartis. This license is perpetual but non-exclusive. In addition, we have developed certain proprietary improvements relating to the synthesis of (S)-Methoprene. The success of certain portions of our business, especially our animal health operations, partly depends on our ability to continue to maintain trade secret information which has been licensed to us, and to keep both licensed and owned trade secret information confidential.

Along with patents, active ingredient registrations, end use product registrations and trade secrets, we own a number of trademarks, service marks, trade names and logotypes. Many of our trademarks are registered but some are not. We are not aware of any reason we cannot continue to use our trademarks, service marks and trade names in the way that we have been using them.

Employees

As of September 26, 2015, we had approximately 3,300 employees, of which approximately 3,100 were full-time employees and 200 were temporary or part-time employees. We also hire substantial numbers of additional temporary employees for the peak lawn and garden shipping season of February through June to meet the increased demand experienced during the spring and summer months. The majority of our temporary employees are paid on an hourly basis. Except for 47 employees at a facility in Puebla, Mexico, none of our employees is represented by a labor union. We consider our relationships with our employees to be good.

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

Executive Officers

The following table sets forth the name, age and position of our executive officers as of December 1, 2015.

Name	Age	Position
John R. Ranelli	69	President, Chief Executive Officer and acting President – Pet Segment

William E. Brown	74	Chairman of the Board

David N. Chichester	70	Acting Chief Financial Officer

Michael A. Reed	67	Executive Vice President

George Yuhas	63	General Counsel and Secretary

John R. Ranelli. Mr. Ranelli has been our President and Chief Executive Officer since February 2013. Since March 2013, Mr. Ranelli has also been our acting President – Pet Segment. From 2011 to 2012, Mr. Ranelli was President and CEO of Woolrich Inc., an outdoor clothing company. From 2008 to 2011, Mr. Ranelli was an advisor to a number of companies and private equity firms. From 2007 to 2008, Mr. Ranelli was President and CEO of Mikasa Inc., a global dinnerware, crystal and home accessories company. From 1999 to 2006, Mr. Ranelli was Chairman, Chief Executive Officer and President of FGX International, a global optical and jewelry company. Previously, he served in senior executive capacities with Stride Rite Corporation, Deckers Outdoor Corporation, TLC Beatrice and The Timberland Company. Mr. Ranelli is a director of Woolrich, Inc. and serves as its non-executive Chairman.

William E. Brown. Mr. Brown, who is currently on leave, has been our Chairman since 1980. From 1980 to June 2003 and from October 2007 to February 2013, Mr. Brown served as our Chief Executive Officer. From 1977 to 1980, Mr. Brown was Senior Vice President of the Vivitar Corporation with responsibility for Finance, Operations, and Research & Development. From 1972 to 1977, he was with McKesson Corporation where he was responsible for its 200-site data processing organization. Prior to joining McKesson Corporation, Mr. Brown spent the first 10 years of his business career at McCormick, Inc. in manufacturing, engineering and data processing.

David N. Chichester. Mr. Chichester has been Acting Chief Financial Officer since September 2015. As a Partner of Tatum, a Randstad company, he served as interim CFO or as a consultant for several companies from 2005 through 2015. Mr. Chichester served as Senior Vice President Finance Starbucks Corporation from 2001 to 2003 and, in Tokyo, as Chief Financial Officer Starbucks Coffee Japan, Ltd. from 2003 to 2004. Mr. Chichester served as Chief Financial Officer at Red Roof Inns, Inc. from 1996 to 1999. Prior to these positions, he held senior management positions in finance at Integrated Health Services, Inc., Marriott Corporation and General Electric Credit Corporation, and served as an investment banker at Warburg Paribas Becker Incorporated and in several roles at The First National Bank of Chicago. He has also been on the board of directors of several companies.

Michael A. Reed. Mr. Reed has been Executive Vice President since June 2000 and was President of the Garden Products division from October 2007 to May 2012. Mr. Reed served as President of the Pet Products division from 2003 to 2004. Previously, Mr. Reed served as President and CEO of PM Ag Products, Inc., a wholly owned subsidiary of global agri-business Tate & Lyle, PLC.

George Yuhas. Mr. Yuhas has been our General Counsel since March 2011 and our Secretary since September 2015. From 1984 to March 2011, he was a partner specializing in litigation at Orrick, Herrington & Sutcliffe LLP.

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

We expect to continue to experience variability in our net sales, net income and cash flow on a quarterly basis. Factors that may contribute to this variability include:

•	seasonality and adverse weather conditions;

•	fluctuations in prices of commodity grains and other input costs;

•	operational problems;

•	shifts in demand for lawn and garden and pet products;

•	changes in product mix, service levels, marketing and pricing by us and our competitors;

•	the effect of acquisitions; and

•	economic stability and strength of our relationships with retailers.

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

In fiscal 2013, our weighted average cost per pound for our primary bird feed grains increased approximately 15% compared to fiscal 2012. In fiscal 2014, our weighted average cost per pound for our primary bird feed grains decreased approximately 32% compared with fiscal year 2013. In fiscal 2015, our weighted average cost per pound for our primary bird feed grains decreased slightly from fiscal 2014. Although we have been able to negotiate some price increases in the past with our retailers, it is possible that price increases may not fully offset rising costs in the future, resulting in margin erosion. We can provide no assurance as to the timing or extent of our ability to implement additional price adjustments in the event of increased costs in the future. Similarly, we can provide no assurance of our ability to retain pricing with our retailers in the context of declining costs. We also cannot predict to what extent price increases may negatively affect our sales volume. As retailers pass along price increases, consumers may shift to our lower margin bird feed, switch to competing products or reduce purchases of wild bird feed products.

Our success depends upon our retaining key personnel.

Our performance is substantially dependent upon the continued services of our senior management team. We have entered into an amendment to the employment agreement with John R. Ranelli, our President, Chief Executive Officer and acting President – Pet Segment which contemplates his retirement in September 2016, and plan to launch a search for his successor during fiscal 2016. William E. Brown, our Chairman of the Board, commenced a leave of absence in July as he continues to recover from injuries he sustained in an accident in his home earlier in the year. In addition, in September 2015, our Chief Financial Officer resigned, and our board of directors appointed David N. Chichester, a member of our board, as Acting Chief Financial Officer through February 2016. The loss of the services of these persons could have a material adverse effect on our business unless adequate replacements are found. Our future performance depends on our ability to attract and retain skilled employees, including a new Chief Executive Officer and new Chief Financial Officer. We cannot assure you that we will be able to retain our existing personnel or attract additional qualified employees in the future.

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

During fiscal 2013, we introduced two new Garden products. Despite support from our retailers and substantial marketing spend, the new products did not sell through as expected, and we took an $11.2 million charge related to inventory and product and packaging changes at the end of the fourth quarter of fiscal 2013 relating to the new products. Despite a concerted effort to improve consumer takeaway of the products through product, packaging and placement changes, as well as aggressive promotions, we continued to experience weak consumer sales of the products in their second season and late in the third quarter of fiscal 2014 major retailers indicated that they would not support the products going forward. Consequently, we made the decision to discontinue the two products at the end of the 2014 garden season. As a result, we recorded a $16.9 million charge to operating income in fiscal 2014, to write off the remaining inventory of these products and to account for product returns, promotional allowances and other costs related to the discontinuance of the products. We believe that the period of time to gain consumer acceptance of major innovations is longer in the garden industry than in many industries, which compounds the risks generally associated with major new product innovations.

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

Because our lawn and garden products are used primarily in the spring and summer, the Garden business is seasonal. In fiscal 2015, approximately 66% of our Garden segment’s net sales and 58% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is generated in this period. Our working capital needs and our borrowings generally peak in our second fiscal quarter, because we are generating lower revenues while incurring expenses in preparation for the spring selling season. If cash on hand and borrowings under our credit facility are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business.

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

During fiscal 2012, energy prices increased substantially, which resulted in increased fuel costs for our businesses and increased raw materials costs for many of our branded products. Energy prices have significantly declined since then. Rising energy prices in the future could adversely affect consumer spending and demand for our products and increase our operating costs, both of which would reduce our sales and operating income.

We depend on a few customers for a significant portion of our business.

Wal*Mart, our largest customer, accounted for approximately 16% of our net sales in fiscal 2015, 17% of our net sales in fiscal 2014 and 16% in fiscal 2013. Lowe’s accounted for approximately 8% of our net sales in fiscal 2015, 7% in fiscal 2014 and 8% in fiscal 2013. Home Depot accounted for approximately 7% of our net sales in fiscal 2015, 8% in fiscal 2014 and 8% in fiscal 2013. In addition, PetSmart and PETCO are also significant customers, and together with Wal*Mart, Lowe’s and Home Depot, accounted for approximately 40% of our net sales in fiscal 2015, 41% in fiscal 2014 and 43% in fiscal 2013. The market shares of many of these key retailers have increased and may continue to increase in future years.

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

With the growing trend towards retail trade consolidation, we are increasingly dependent upon key retailers whose leverage is growing. Our business may be negatively affected by changes in the policies of our retailers, such as inventory destocking, limitations on access to shelf space, price demands and other conditions. In addition, retailers continue to more closely manage inventory levels and make purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and to more closely anticipate demand, which could in the future require the carrying of additional inventories and an increase in our working capital and related financing requirements. This shift to “just-in-time” can also cause retailers to delay purchase orders, which can cause a shift in sales from quarter to quarter. Decisions to move in or out of a market category by leading retailers can also have a significant impact on our business.

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

The steps required by GAAP entail significant amounts of judgment and subjectivity. Events and changes in circumstances that may indicate that there may be an impairment and that interim impairment testing is necessary include, but are not limited to: competitive conditions; the impact of the economic environment on our customer base and on broad market conditions that drive valuation considerations by market participants; our internal expectations with regard to future revenue growth and the assumptions we make when performing impairment reviews; a significant decrease in the market value of our assets; a significant adverse change in the extent or manner in which our assets are used; a significant adverse change in the business climate that could affect our assets; and significant changes in the cash flows associated with an asset. As a result of such circumstances, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill, indefinite-lived intangible assets or other long-term assets is determined. Any such impairment charges could have a material adverse effect on our results of operations and financial condition.

During fiscal 2015, 2014 and 2013, we performed evaluations of the fair value of our indefinite-lived trade names and trademarks. Our expected revenues were based on our future operating plan and market growth or decline estimates for future years. In fiscal 2015, we recognized a $7.3 million non-cash impairment charge related to certain indefinite-lived intangible assets in our Pet Segment as a result of increased competition in the marketplace and an expected decline in the volume of sales. The fair value of the indefinite-lived intangible assets exceeded the remaining $15.0 million carrying value at September 26, 2015. No impairment was indicated during our fiscal 2014 or 2013 analysis of our indefinite-lived trade names and trademarks.

Our goodwill is associated with one of the reporting units within our Pet segment. In connection with our annual goodwill impairment testing performed during fiscal 2015, the first step of such testing indicated that the fair value of our reporting segments exceeded their carrying value by more than 10%, and accordingly, no further testing of goodwill was required. During fiscal 2014, the reporting unit’s operating income declined approximately 50% from the comparable fiscal 2013 period. In connection with our annual goodwill impairment testing performed during fiscal 2014, the first step of such testing indicated that the fair value of our reporting segments exceeded their carrying value by more than 10%, and accordingly, no further testing of goodwill was required.

We continue to implement an enterprise resource planning information technology system.

In fiscal 2005, we began incurring costs associated with designing and implementing SAP, a new company-wide enterprise resource planning (ERP) software system with the objective of gradually migrating to the new system. This new system replaces numerous accounting and financial reporting systems, most of which were obtained in connection with business acquisitions. To date, we have reduced the number of ERP systems from 26 to 7. Capital expenditures for our new enterprise resource planning software system for fiscal 2016 and beyond will depend upon the pace of conversion for those remaining legacy systems. If the implementation is not executed successfully, we could experience business interruptions. If we do not complete the implementation of the project timely and successfully, we may experience, among other things, additional costs associated with completing this project and a delay in our ability to improve existing operations, support future growth and enable us to take advantage of new applications and technologies. All of this may also result in a distraction of management’s time, diverting their attention from our operations and strategy.

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

We outsource a significant amount of our manufacturing requirements to third party manufacturers located in China. This international sourcing subjects us to a number of risks, including: the impact on sourcing or manufacturing of public health and contamination risks in China; quality control issues; social and political disturbances and instability; export duties, import controls, tariffs, quotas and other trade barriers; shipping and transportation problems; and fluctuations in currency values. Because we rely on Chinese third party manufacturers for a substantial portion of our product needs, any disruption in our relationships with these manufacturers could adversely affect our operations.

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

We have, and we will continue to have, a significant amount of indebtedness. As of September 26, 2015, we had total indebtedness of approximately $400 million. This level of indebtedness and future borrowing needs could have material adverse consequences for our business, including:

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

Our business employs systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, suppliers and others, including personal identification information. Security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber attacks. Attacks may be targeted at us, our customers and suppliers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

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

As of November 30, 2015, William E. Brown, our Chairman, beneficially controlled approximately 55% of the voting power of our capital stock. Accordingly, except to the extent that a class vote of the common stock is required by applicable law, he can effectively control all matters requiring stockholder approval, including the election of our directors, and can exert substantial control over our management and policies. The disproportionate voting rights of our common stock and Class B common stock and Mr. Brown’s substantial holdings of Class B common stock could have an adverse effect on the market price of our common stock and Class A common stock. Also, such disproportionate voting rights and Mr. Brown’s controlling interest may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our other stockholders, which could thereby deprive holders of common stock or Class A common stock of an opportunity to sell their shares for a “take-over” premium.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently operate 33 manufacturing facilities totaling approximately 4.1 million square feet and 29 sales and logistics facilities totaling approximately 3.5 million square feet. Most sales and logistics centers consist of office and warehouse space, and several large bays for loading and unloading. Each sales and logistics center provides warehouse, distribution, sales and support functions for its geographic area. Our executive offices are located in Walnut Creek, California.

The table below lists the Pet segment’s manufacturing and sales and logistics facilities. Numbers in parentheses represent multiple locations.

Location	Type of Facility	Owned or Leased
Phoenix, AZ (2)	Sales and Logistics	Owned
Irwindale, CA	Manufacturing	Leased
Sacramento, CA	Sales and Logistics	Leased
Santa Fe Springs, CA	Sales and Logistics	Leased
Aurora, CO	Sales and Logistics	Leased
Tampa, FL	Sales and Logistics	Leased
Council Bluffs, IA	Manufacturing	Owned
Jamesburg, NJ	Sales and Logistics	Leased
Neptune City, NJ	Manufacturing	Owned
Neptune City, NJ	Manufacturing	Leased
South Brunswick, NJ	Sales and Logistics	Leased
Wood-Ridge, NJ	Manufacturing	Leased
Fairfield, OH	Sales and Logistics	Leased
Cressona, PA	Manufacturing	Owned
Pottsville, PA	Sales and Logistics	Leased
Athens, TX (2)	Manufacturing	Leased
Dallas, TX	Manufacturing	Owned
Dallas, TX	Sales and Logistics	Leased
Algona, WA	Sales and Logistics	Leased
Chilton, WI	Manufacturing	Owned
Franklin, WI	Manufacturing	Leased
Franklin, WI	Manufacturing	Owned
Manitowoc, WI	Sales and Logistics	Leased
Guelph, Ontario, Canada	Manufacturing	Leased
Guangzhou, China	Manufacturing	Leased
Atlixco, Puebla, Mexico	Manufacturing	Owned
Dorking, Surrey, UK	Manufacturing	Leased
Taunton, Somerset, UK	Sales and Logistics	Leased

The table below lists the Garden segment’s manufacturing and sales and logistics facilities. Numbers in parentheses represent multiple locations.

Location	Type of Facility	Owned or Leased
Cullman, AL	Sales and Logistics	Owned
Cullman, AL	Sales and Logistics	Leased
Roll, AZ	Manufacturing	Owned
Yuma, AZ	Manufacturing	Leased
El Centro, CA	Manufacturing	Owned
Ontario, CA	Sales and Logistics	Leased
Longmont, CO	Manufacturing	Owned
Covington, GA	Sales and Logistics	Leased
Eatonton, GA	Manufacturing	Owned
Eatonton, GA	Sales and Logistics	Leased
Madison, GA (2)	Manufacturing	Leased
Madison, GA (2)	Manufacturing	Owned
Madison, GA	Sales and Logistics	Owned
Taunton, MA	Sales and Logistics	Leased
Laurel, MD	Sales and Logistics	Leased
Greenfield, MO (2)	Manufacturing	Owned
Greenfield, MO	Sales and Logistics	Owned
Neosho, MO	Manufacturing	Owned
Charlotte, NC	Sales and Logistics	Leased
Sidney, NE	Manufacturing	Owned
Fairfield, OH	Sales and Logistics	Leased
Peebles, OH	Manufacturing	Owned
Albany, OR	Manufacturing	Owned
Lebanon, OR	Manufacturing	Owned
Portland, OR	Sales and Logistics	Leased
Columbia, SC	Sales and Logistics	Owned
Grand Prairie, TX	Sales and Logistics	Leased
Kenbridge, VA	Sales and Logistics	Leased
Northbend, WA	Manufacturing	Leased

We are reviewing the number, location and size of our manufacturing facilities and expect to make changes over time in order to optimize our manufacturing footprint. We lease 13 of our manufacturing facilities and 23 of our sales and logistics facilities. These leases generally expire between 2016 and 2021. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. The facilities we own are subject to major encumbrances under our principal credit facility. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks and warehousing, transportation and computer equipment.

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

	Common Stock		Class A Common Stock
	High	Low	High	Low
Fiscal 2014
First Quarter	$7.80	$6.16	$7.93	$6.18
Second Quarter	8.01	6.08	8.15	6.04
Third Quarter	9.58	7.40	9.58	7.64
Fourth Quarter	9.19	7.66	9.43	8.04

Fiscal 2015
First Quarter	$8.85	$6.61	$9.47	$7.04
Second Quarter	10.41	8.45	11.24	9.10
Third Quarter	10.61	9.26	11.51	9.67
Fourth Quarter	16.43	9.19	17.00	10.08

As of November 30, 2015, there were approximately 104 holders of record of our common stock, approximately 328 holders of record of our Class A nonvoting common stock and 5 holders of record of our Class B stock.

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

Stock Performance Graph

The following graph compares the percentage change of our cumulative total stockholder return on our Common Stock (“CENT”) for the period from September 25, 2010 to September 26, 2015 with the cumulative total return of the NASDAQ Composite (U.S.) Index and the Dow Jones Non-Durable Household Products Index, a peer group index consisting of approximately 30 manufacturers and distributors of household products.

The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our Common Stock.

Total Return Analysis

	9/25/10	9/24/11	9/29/12	9/28/13	9/27/14	9/26/15
Central Garden & Pet Company	100.00	66.24	117.72	69.60	76.14	162.28
NASDAQ Composite	100.00	105.29	133.69	164.57	198.75	208.80
Dow Jones US Nondurable Household Products	100.00	103.21	120.50	138.89	158.37	146.19

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth the repurchases of any equity securities during the fourth quarter of the fiscal year ended September 26, 2015 and the dollar amount of authorized share repurchases, remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
June 28, 2015 – August 1, 2015	940	(2)	$11.38	0	$34,968,000
August 2, 2015 – August 29, 2015	1,227	(2)	11.54	0	34,968,000
August 30, 2015 – September 26, 2015	358	(2)	14.55	0	34,968,000

Total	2,525		$11.91	0	$34,968,000

(1)	During the third quarter of fiscal 2011, our Board of Directors authorized a $100 million share repurchase program. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock.
(2)	Shares purchased during the period indicated represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock.

Item 6. Selected Financial Data

The following selected statement of operations and balance sheet data as of and for the five fiscal years in the period ended September 26, 2015 have been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto in “Item 8 – Financial Statements and Supplementary Data” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Fiscal Year Ended
	September 26, 2015	September 27, 2014	September 28, 2013	September 29, 2012	September 24, 2011
	(in thousands, except per share amounts)
Statement of Operations Data (1):
Net sales	$1,650,737	$1,604,357	$1,653,633	$1,700,013	$1,628,652
Cost of goods sold and occupancy	1,162,685	1,150,333	1,189,731	1,185,855	1,134,733

Gross profit	488,052	454,024	463,902	514,158	493,919
Selling, general and administrative expenses	389,345	397,811	416,038	439,737	408,744
Intangible asset and goodwill impairments (2)	7,272	—	7,709	—	—

Income from operations (3)	91,435	56,213	40,155	74,421	85,175
Interest expense, net	(39,898)	(42,750)	(42,970)	(40,170)	(37,748)
Other income (expense)	13	403	(677)	678	550

Income (loss) before income taxes and noncontrolling interest	51,550	13,866	(3,492)	34,929	47,977
Income tax expense (benefit)	18,535	4,045	(2,592)	12,816	19,595

Income (loss) including noncontrolling interest	33,015	9,821	(900)	22,113	28,382
Net income attributable to noncontrolling interest	1,044	1,017	1,029	940	59

Net income (loss) attributable to Central Garden & Pet	$31,971	$8,804	$(1,929)	$21,173	$28,323

Net income (loss) per share attributable to Central Garden & Pet:
Basic	$0.66	$0.18	$(0.04)	$0.44	$0.50

Diluted	$0.64	$0.18	$(0.04)	$0.44	$0.50

Weighted average shares used in the computation of income (loss) per share:
Basic	48,562	48,880	48,094	47,622	56,217
Diluted	49,638	49,397	48,094	48,374	56,645

Other Data:
Depreciation and amortization	$33,703	$35,781	$32,968	$30,425	$28,566
Capital expenditures	$22,030	$17,173	$25,172	$39,592	$31,563
Cash provided (used) by operating activities	$87,449	$126,467	$(28,282)	$89,169	$51,008
Cash used in investing activities	$(49,854)	$(35,181)	$(25,122)	$(44,477)	$(56,237)
Cash provided (used) by financing activities	$(68,370)	$(27,759)	$20,309	$(8,575)	$(73,997)
Ratio of earnings to fixed charges (4)	2.27x	1.32x	—	1.84x	2.23x

	September 26, 2015	September 27, 2014	September 28, 2013	September 29, 2012	September 24, 2011
Balance Sheet Data:
Cash and short term investments	$47,584	$88,666	$32,976	$71,180	$29,851
Working capital	476,916	498,454	490,325	445,299	410,655
Total assets	1,134,754	1,148,727	1,161,160	1,149,547	1,093,003
Total debt	400,139	450,239	472,587	449,814	435,609
Equity	506,380	486,453	470,024	464,883	456,782

(1)	Fiscal years 2011, 2013, 2014 and 2015 included 52 weeks. Fiscal year 2012 included 53 weeks.
(2)	During fiscal 2015, we recognized a non-cash charge of $7.3 million related to the impairment of certain indefinite-lived intangible assets in our Pet segment. During fiscal 2013, we recognized a non-cash charge of $7.7 million related to impairment of goodwill in our Garden segment.
(3)	During fiscal 2013, we recognized an $11.2 million charge related to certain products introduced in fiscal 2013 in our Garden segment. During fiscal 2014, we recognized a $16.9 million charge related to these products. We recognized a $4.9 million gain in fiscal 2014 from the sale of manufacturing plant assets.
(4)	For the purposes of determining the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes and noncontrolling interest and after eliminating undistributed earnings of equity method investees and before fixed charges. Fixed charges consist of interest expense incurred, the portion of rental expense under operating leases deemed by management to be representative of the interest factor and amortization of deferred financing costs. For the fiscal year ended September 28, 2013, earnings were insufficient to cover fixed charges by approximately $3.2 million, and the ratio is not meaningful.

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

Business Overview

Central Garden & Pet Company (“Central”) is a leading innovator, marketer and producer, of quality branded products and distributor of third party products in the pet and lawn and garden supplies industries in the United States. The total pet food, treats and supplies industry in 2014 was estimated by Packaged Facts to have been approximately $49.2 billion in annual retail sales. We estimate the annual retail sales of the pet supplies and consumables and super premium pet food markets in the categories in which we participate to be approximately $28.1 billion. The total lawn and garden consumables industry in the United States is estimated to be approximately $22.0 billion in annual retail sales, including fertilizer, pesticides, growing media, seeds, mulch, other consumables and decorative products. We estimate the annual retail sales of the lawn and garden consumables and decorative products markets in the categories in which we participate to be approximately $12.0 billion.

Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, super premium dog and cat food and treats, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under the brands including AdamsTM, Aqueon®, Avoderm®, Bio Spot Active CareTM, Cadet®, Farnam®, Four Paws®, Kaytee®, Nylabone®, Pinnacle®, TFHTM, Zilla® as well as a number of other brands including Altosid, Comfort Zone®, Coralife®, Interpet, Kent Marine®, Pet Select®, Super Pet®, and Zodiac®.

Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, ant and other herbicide, insecticide and pesticide products; and decorative outdoor lifestyle and lighting products including pottery, trellises and other wood products and holiday lighting. These products are sold under the brands AMDRO®, Ironite®, Pennington®, and Sevin®, as well as a number of other brand names including Lilly Miller®, Over-N-Out®, Smart Seed® and The Rebels®.

In fiscal 2015, our consolidated net sales were $1.7 billion, of which our pet segment, or Pet, accounted for approximately $895 million and our garden segment, or Garden, accounted for approximately $756 million. In fiscal 2015, our income from operations before corporate expenses and eliminations of $67.5 million was $158.9 million, of which the Pet segment accounted for $98.8 million and the Garden segment accounted for $60.1 million.

Fiscal 2015 Financial Highlights

Earnings per fully diluted share increased $0.46 per share to $0.64 per share and our operating income increased 63% to $91.4 million as compared to fiscal 2014, due to increased earnings in both our segments. The Pet segment was impacted by a $7.3 million non-cash intangible asset impairment charge in fiscal 2015. In fiscal 2014, the Garden segment was impacted by a charge related to the discontinuance of certain products introduced in 2013 and the gain on the sale of manufacturing plant assets. The items impacting fiscal 2015 and 2014 are excluded for purposes of the non-GAAP presentation elsewhere in this Form 10-K.

Financial summary:

•	Net sales for fiscal 2015 increased $46.3 million, or 2.9%, to $1,650.7 million. Our Pet segment sales increased 5.8%, and our Garden segment sales decreased 0.4%.

•

Gross profit for fiscal 2015 increased $34.0 million, or 7.5%, to $488.0 million from $454.0 million in fiscal 2014. Gross margin increased 130 basis points in fiscal 2015 to 29.6%, from 28.3% in 2014.

•

Our operating income increased $35.2 million, or 62.7%, to $91.4 million in fiscal 2015, and increased as a percentage of net sales to 5.5% from 3.5%. On an adjusted basis, operating income increased $30.5 million, or 44.6%.

•

Net income was $32.0 million, or $0.64 per share on a fully diluted basis, compared to net income in fiscal 2014 of $8.8 million, or $0.18 per share on a fully diluted basis. On an adjusted basis, net income increased to $36.6 million, or $0.74 per share, in fiscal 2015 from $16.4 million, or $0.33 per share, in fiscal 2014.

•	Our net cash provided by operating activities was $87.4 million in fiscal 2015, compared to $126.5 million in fiscal 2014.

Recent Developments

Leadership

In July 2015, we amended the employment agreement of John R. Ranelli, our Chief Executive Officer. Under the amended agreement, Mr. Ranelli has agreed to continue as Chief Executive Officer until his planned retirement at the end of fiscal 2016 and to continue to consult for the Company for an additional four years. In order to facilitate an orderly transition, we plan to launch a search in the near future for our next Chief Executive Officer.

Our former Chief Financial Officer, Lori Varlas, resigned effective September 2, 2015 to accept a senior level position at another company. The Board of Directors named David N. Chichester as Acting Chief Financial Officer through February 2016. Mr. Chichester has served for 13 years on Central’s Board and as our Audit Committee financial expert. He brings significant financial management, accounting, disclosure, and risk assessment experience to the Acting Chief Financial Officer role. We are in the process of positioning our key senior financial officers to assume Mr. Chichester’s responsibilities in an orderly fashion when he completes his tenure as Acting Chief Financial Officer in February 2016.

Our Chairman of the Board, Bill Brown, commenced a leave of absence in July as he continues to recover from injuries he sustained in an accident in his home earlier in the year. Jack Balousek, our Lead Independent Director, is acting as Interim non-executive Chairman until Mr. Brown returns.

IMS Trading Corp. Acquisition

On July 31, 2015, we purchased substantially all of the assets of IMS Trading Corp. (“IMS”) for a purchase price of approximately $23 million. IMS was a manufacturer, importer and distributor of rawhide, natural dog treats and pet products throughout the United States and internationally. This acquisition is expected to complement our existing dog and cat business.

Debt Refinancing

In November 2015, we issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”). The 2023 Notes are unconditionally guaranteed on a senior basis by each of our existing and future domestic restricted subsidiaries which are borrowers under or guarantors of our senior secured revolving credit facility. We used the net proceeds from the offering, together with available cash, to redeem our outstanding 8.25% senior subordinated notes due March 1, 2018 (the “2018 Notes”) and pay fees and expenses related to the offering. As a result of our redemption of the 2018 Notes, we will recognize a charge in our fiscal 2016 first quarter of approximately $8.3 million related to the payment of the call premium, a one-time payment of overlapping interest expense for 30 days of approximately $2.8 million and a $3.2 million non-cash charge for the write-off of unamortized financing costs in interest expense. We expect our annual interest expense on the 2023 Notes going forward to be approximately $8.5 million less than under the 2018 Notes.

DMC Acquisition

On December 1, 2015, we purchased the pet bedding and certain other assets of National Consumers Outdoors Corp., formerly known as Dallas Manufacturing Company (“DMC”), for a cash purchase price of approximately $61 million. This acquisition is expected to complement our existing dog and cat business.

Use of Non-GAAP Financial Measures

We report our financial results in accordance with U.S. generally accepted accounting principles (GAAP). However, management believes that certain non-GAAP financial measures that exclude the impact of a non-cash intangible asset impairment charge in fiscal 2015, a garden charge in fiscal 2014, and the gain from the sale of manufacturing plant assets in fiscal 2014, may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods that should be considered when assessing our ongoing performance. Additionally, we have provided a comparison of our free cash flow which can be used as a measure of our operating performance on page 42. Free cash flow does not represent cash available only for discretionary expenditures, since we have mandatory debt service requirements and other contractual and non-discretionary expenditures. We believe that these non-GAAP financial measures provide useful information to investors and other users of its financial statements, such as lenders. Management also uses these non-GAAP financial measures in making financial, operating and planning decisions and in evaluating our performance. While our management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results.

Pet Segment Intangible Asset Impairment Charge

During the fourth quarter of fiscal 2015, we recognized a non-cash charge in our Pet segment of $7.3 million related to the impairment of certain indefinite-lived intangible assets caused by increased competition and declining volume of sales.

Garden Segment Discontinued Product Charge

During fiscal 2013, we introduced two new Garden products. Despite support from our retailers and substantial marketing spend, the new products did not sell through as expected, and we recorded an $11.2 million charge to operating income relating to the new products. Despite a concerted effort to improve consumer takeaway of the products through product, packaging and placement changes, as well as aggressive promotions, we continued to experience weak consumer sales of the products in their second season. Late in the third quarter of fiscal 2014, major retailers indicated that they would not support the products going forward. Consequently, we made the decision to discontinue the two products at the end of the 2014 garden season. As a result, we recorded a $16.9 million charge (“garden charge”) to operating income in the quarter ended June 28, 2014 to write off the remaining inventory of these products and to account for product returns, promotional allowances and other costs related to the discontinuance of the products.

Gain on Sale of Manufacturing Plant Assets

During fiscal 2014, we recorded a $4.9 million gain in our Garden segment from the sale of manufacturing plant assets related to a seasonal product we intend to purchase rather than produce.

	GAAP to Non-GAAP Reconciliation (unaudited, in thousands, except per share amounts) For the Year Ended September 26, 2015
	Fiscal 2015 GAAP	Intangible Impairment	Fiscal 2015 As Adjusted
Net sales	$1,650,737	$—	$1,650,737
Cost of goods sold and occupancy	1,162,685	—	1,162,685

Gross profit	488,052	—	488,052
Selling, general and administrative expenses and impairment	396,617	(7,272)	389,345

Income from operations	$91,435	$7,272	$98,707

Net income (loss)	$31,971	$4,654	$36,625

Earnings per share – Diluted	$0.64		$0.74
Weighted shares outstanding	49,638		49,638
Gross margin	29.6%		29.6%
Selling, general and administrative expenses and impairment as a percentage of sales	24.0%		23.6%
Operating margin	5.5%		6.0%

	GAAP to Non-GAAP Reconciliation (unaudited, in thousands, except per share amounts) For the Year Ended September 27, 2014
	Fiscal 2014 GAAP	Garden Charge (A)	Gain on Sale of Plant Assets (B)	Fiscal 2014 As Adjusted
Net sales	$1,604,357	$7,035	—	$1,611,392
Cost of goods sold and occupancy	1,150,333	(9,873)	—	1,140,460

Gross profit	454,024	16,908		470,932
Selling, general and administrative expenses	397,811	—	4,875	402,686

Income from operations	$56,213	$16,908	$(4,875)	$68,246

Net income	$8,804	$10,652	$(3,071)	$16,385

Earnings per share – Diluted	$0.18			$0.33
Weighted shares outstanding	49,397			49,397
Gross margin	28.3%			29.2%
Selling, general and administrative expenses as a percentage of sales	24.8%			25.0%
Operating margin	3.5%			4.2%

	Non-GAAP Consolidated Comparative Summary (unaudited, $ in thousands)
	Fiscal 2015	Fiscal 2014
Adjusted net sales	$1,650,737	$1,611,392
Adjusted gross profit	$488,052	$470,932
Adjusted gross margin	29.6%	29.2%
Adjusted selling, general and administrative expenses	$389,345	$402,686
Adjusted selling, general and administrative as a percentage of sales	23.6%	25.0%
Adjusted income from operations	$98,707	$68,246
Adjusted operating margin	6.0%	4.2%
Adjusted EPS – diluted	$0.74	$0.33

	Fiscal 2015		Fiscal 2014
Pet Segment:	Income from Operations	Operating Margin	Income from Operations	Operating Margin
Fiscal year as reported (GAAP)	$98,798	11.0%	$88,070	10.4%
Intangible asset impairment charge (A)	7,272		—

Fiscal year as adjusted	$106,070	11.9%	$88,070	10.4%

(A)	In fiscal 2015, we recognized a non-cash intangible asset impairment charge within our Pet segment.

Garden Segment	Fiscal 2015 Net Sales	Fiscal 2014 Net Sales
Fiscal year as reported (GAAP)	$756,188	$758,852
Garden charge (B)	—	7,035

Fiscal year as adjusted	$756,188	$765,887

	Fiscal 2015		Fiscal 2014
	Income from Operations	Operating Margin	Income from Operations	Operating Margin
Fiscal year as reported (GAAP)	$60,145	8.0%	$41,020	5.4%
Garden charge (B)	—		16,908
Gain on sale of plant assets (C)	—		(4,875)

Fiscal year as adjusted	$60,145	8.0%	$53,053	6.9%

(B)	The garden charges reflect the impact of a Garden segment charge in fiscal 2014 related to the discontinuance of certain products introduced in 2013.
(C)	In fiscal 2014, we recognized a gain from the sale of manufacturing plant assets related to a product the Garden segment will now purchase rather than produce.

Results of Operations (GAAP)

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	Fiscal Year Ended
	September 26, 2015	September 27, 2014	September 28, 2013
Net sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy	70.4	71.7	71.9

Gross profit	29.6	28.3	28.1
Selling, general and administrative	23.6	24.8	25.2
Intangible asset and goodwill impairment	0.5	—	0.5

Income from operations	5.5	3.5	2.4
Interest expense, net	(2.4)	(2.7)	(2.6)
Other income	—	—	—
Income taxes	1.1	0.3	(0.2)
Noncontrolling interest	0.1	0.1	0.1

Net income (loss)	1.9%	0.5%	(0.1)%

Fiscal 2015 Compared to Fiscal 2014

Net Sales

Net sales for fiscal 2015 increased $46.3 million, or 2.9%, to $1650.7 million from $1604.4 million in fiscal 2014. Our branded product sales increased $10.3 million, and sales of other manufacturers’ products increased $36.0 million. Branded product sales include products we produce under Central brand names and products we produce under third party brands. Sales of our branded products represented 79.7% of our total sales in fiscal 2015 compared with 81.3% in fiscal 2014. Private label sales represented less than 10% of our consolidated net sales.

The following table indicates each class of similar products which represented approximately 10% or more of our consolidated net sales in the fiscal years presented (in millions):

Category	2015	2014	2013
Pet supplies (excluding wild bird feed)	$827.7	$774.2	$807.4
Garden controls and fertilizers	286.3	262.5	274.9
Wild bird feed	193.2	202.1	210.8
Other garden supplies	181.4	182.5	183.5
Grass seed	162.1	183.1	177.0

Total	$1,650.7	$1,604.4	$1,653.6

Our Pet segment’s net sales for fiscal 2015 increased $49.0 million, or 5.8%, to $894.5 million from $845.5 million in fiscal 2014. Pet branded product sales increased $25.3 million from fiscal 2014 due principally to a $20.7 million increase in our animal health category due primarily to growth in active ingredient sales and our Envincio acquisition in the prior year. Also, our dog and cat category net sales increased approximately $12.5 million due primarily to our fourth quarter fiscal 2015 IMS acquisition. Collectively, the acquisition of IMS in fiscal 2015 and Envincio in fiscal 2014 contributed $17.3 million of the $25.3 million increase in our Pet branded product sales in fiscal 2015. These increases were partially offset by a $4.6 million price driven decrease in wild bird feed. Sales of other manufacturers’ products increased approximately $23.7 million in fiscal 2015 benefitting from expanded distribution.

Our Garden segment’s net sales for fiscal 2015 decreased $2.7 million, or 0.4%, to $756.2 million from $758.9 million in fiscal 2014. Garden branded product sales decreased $15.0 million due primarily to decreases of $21.0 million in grass seed and $11.1 million in Décor. Grass seed sales declined due primarily to weather related lower volumes and the impact of the strong dollar on export sales. Lower volumes in Décor were due primarily to higher promotional sales in the prior year along with an unfavorable change in product mix due to lost distribution. These declines were partially offset by a $23.8 million increase in our controls and fertilizers category. The increase in controls and fertilizers was primarily volume related and reflects a $7.0 million charge to sales in the prior year for the impact on sales for two discontinued garden products. Excluding the $7.0 million charge in the prior year, controls and fertilizer sales increased $16.8 million. Sales of other manufacturers’ products increased approximately $12.3 million compared to fiscal 2014 due primarily to increased distribution to existing customers.

Gross Profit

Gross profit for fiscal 2015 increased $34.0 million, or 7.5%, to $488.0 million from $454.0 million in fiscal 2014. Gross margin increased to 29.6% in fiscal 2015 from 28.3% in fiscal 2014, with improvement in both our Garden and Pet segments. Gross profit for fiscal 2015 increased $17.1 million, or 3.6%, from adjusted gross profit of $470.9 million in fiscal 2014, which was impacted by the $16.9 million prior year garden charge. Gross margin for fiscal 2015 increased to 29.6% from the adjusted gross margin of 29.2% for fiscal 2014.

In the Pet segment, gross profit increased in fiscal 2015 due to a $49.0 million increase in sales and an improved gross margin. The improvement in gross profit was due primarily to increased sales in our animal health category, which includes our professional business, and our dog and cat category. Because our animal health sales tend to be higher margin, the animal health category’s increased sales had a positive impact on both our product mix and our gross margin. Gross margin also improved in our dog and cat category, although the improvement was partially offset by the lower margin of the increased sales.

In the Garden segment, gross profit increased in fiscal 2015 due to an improved gross margin which was partially offset by a $2.7 million decrease in sales. The Garden segment gross profit and gross margin were impacted in fiscal 2014 by the garden charge. After adjusting for the fiscal 2014 garden charge, the gross margin in the Garden segment was the same in both fiscal years 2015 and 2014. Within the Garden segment, the garden controls and fertilizer gross profit improved, even after adjusting for the prior year garden charge, primarily due to increased volumes and favorable product mix. These improvements were partially offset by a decreased gross margin in Décor that, in addition to the decrease in sales, was also impacted in fiscal 2015 by an increase in excess and obsolete inventories.

Selling, General and Administrative

Selling, general and administrative expenses decreased $8.5 million, or 2.1%, from $397.8 million in fiscal 2014 to $389.3 million in fiscal 2015. As a percentage of net sales, selling, general and administrative expenses decreased from 24.8% in fiscal 2014 to 23.6% in fiscal 2015. Excluding the gain on the sale of plant assets in fiscal 2014, selling, general and administrative expenses decreased $13.4 million from fiscal 2014, and the expenses as a percentage of net sales decreased from 25.0% in fiscal 2014. The change in selling, general and administrative expenses, discussed further below, was due primarily to decreased selling and delivery expense. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and information technology functions.

Selling and delivery expense decreased $6.2 million, or 2.9%, from $216.4 million in fiscal 2014 to $210.2 million in fiscal 2015 and as a percentage of net sales decreased from 13.5% in fiscal 2014 to 12.7% in fiscal 2015. The decrease was due primarily to decreased marketing expenditures and headcount reductions in our Garden segment.

Warehouse and administrative expense decreased $2.3 million, or 1.3%, from $181.4 million in fiscal 2014 to $179.1 million in fiscal 2015. A $5.9 million decrease in corporate costs was partially offset by increased costs in both our operating segments. Corporate administrative expense decreased due primarily to the non-recurrence of a $5.9 million long-lived software charge in fiscal 2014. Increased costs in our operating segments were due primarily to the non-recurrence of a $4.9 million gain recorded in fiscal 2014 in our Garden segment from the sale of plant assets and increased payroll related and third party provider costs in our Pet segment.

Impairment

We evaluate long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Additionally, we evaluate indefinite-lived intangible assets on an annual basis. In fiscal 2015, we recognized a non-cash $7.3 million impairment charge in our Pet segment related to certain indefinite-lived intangible assets as a result of increased competition and an expected decline in the volume of sales. The fair value of the indefinite-lived intangible assets exceeded the remaining $15.0 million carrying value at September 26, 2015.

Operating Income

Operating income increased $35.2 million in fiscal 2015, or 62.7%, to $91.4 million from $56.2 million in fiscal 2014. Increased sales of $46.3 million, a 130 basis point gross margin improvement and an $8.5 million decrease in selling, general and administrative costs all contributed to the increase in operating income. Partially offsetting these improvements was a $7.3 million intangible asset impairment charge. Operating margin was 5.5% for fiscal 2015 and 3.5% for fiscal 2014. Adjusting for the current year intangible asset impairment charge in our Pet segment and for the prior year garden charge and the gain on the sale of plant assets in our Garden segment, operating income increased $30.5 million to $98.7 million in fiscal 2015 from $68.2 million in fiscal 2014. Adjusted operating margin improved to 6.0% from 4.2% in fiscal 2014.

Pet operating income increased $10.7 million, or 12.2%, to $98.8 million for fiscal 2015 from $88.1 million for fiscal 2014. The increase was due primarily to increased sales and improved gross margin, which were partially offset by an intangible impairment charge and a slight increase in selling, general and administrative expenses. Pet operating margin increased to 11.0% for fiscal 2015 from 10.4% for fiscal 2014. Adjusting for the current year intangible asset impairment charge, fiscal 2015 operating income was $106.1 million and the operating margin was 11.9%.

Garden operating income increased $19.1 million, or 46.6%, to $60.1 million for fiscal 2015 from $41.0 million for fiscal 2014. Garden operating margin increased to 8.0% for fiscal 2015 from 5.4% for fiscal 2014. Adjusting the prior year for the garden charge and the gain on the sale of plant assets, Garden operating income increased $7.1 million from $53.0 million in fiscal 2014 and the operating margin increased from 6.9% to 8.0%. The adjusted Garden operating income increase of $7.1 million was due to a decrease in selling, general and administrative expenses, partially offset by lower net sales as adjusted gross margin remained unchanged for both fiscal years.

Net Interest Expense

Net interest expense decreased $2.9 million, or 6.7%, from $42.8 million in fiscal 2014 to $39.9 million in fiscal 2015. The decrease was due to lower interest expense due primarily to lower average debt outstanding during fiscal 2015 primarily as a result of the redemption of $50 million of our 2018 notes in March 2015 partially offset by the related write-off of unamortized deferred financing costs and a call premium of $1.6 million. Debt outstanding on September 26, 2015 was $400.1 million compared to $450.2 million as of September 27, 2014.

Other Income (Expense)

Other income (expense) is comprised of income from investments accounted for under the equity method of accounting, foreign currency exchange gains and losses, and realized and unrealized gains and losses from derivative contracts used to economically hedge anticipated commodity purchases for use in our products. Other income decreased $0.4 million from fiscal 2014. The decrease was primarily due to equity method losses from the two newly formed entities we invested in during our second quarter of fiscal 2015.

Income Taxes

Our effective income tax rate was 36.0% for fiscal 2015 compared to 29.2% for fiscal 2014. The increased effective income tax rate in fiscal 2015 as compared to fiscal 2014 was due primarily to the removal of valuation allowances on international deferred tax assets in fiscal 2014.

Fiscal 2014 Compared to Fiscal 2013

Net Sales

Net sales for fiscal 2014 decreased $49.2 million, or 3.0%, to $1,604.4 million from $1,653.6 million in fiscal 2013. Our branded product sales decreased $70.7 million, and sales of other manufacturers’ products increased $21.5 million. Branded product sales include products we manufacture under Central brand names and products we manufacture under third party brands. Sales of our branded products represented 81.3% of our total sales in fiscal 2014 compared with 83.2% in fiscal 2013.

The following table indicates each class of similar products which represented approximately 10% or more of our consolidated net sales in the fiscal years presented (in millions):

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

Inflation

Our revenues and margins are dependent on various economic factors, including rates of inflation, energy costs, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. In certain fiscal periods, we have been adversely impacted by rising input costs related to domestic inflation, particularly relating to grain and seed prices, fuel prices and the ingredients used in our garden controls and fertilizer. Rising costs in those periods have made it difficult for us to increase prices to our retail customers at a pace sufficient to enable us to maintain margins.

In recent years, our business was negatively impacted by low consumer confidence, as well as other macro-economic factors. Throughout most of fiscal 2013, commodity costs continued to increase. In fiscal 2014, commodity costs declined overall, although we were impacted by increases in our grass seed costs. In fiscal 2015, commodity costs further declined from fiscal 2014 levels. We continue to monitor commodity prices in order to be in a position to take action to mitigate the impact of increasing raw material costs.

Weather and Seasonality

Our sales of lawn and garden products are influenced by weather and climate conditions in the different markets we serve. Additionally, our Garden segment’s business is highly seasonal. In fiscal 2015, approximately 66% of our Garden segment’s net sales and 58% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.

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

Operating Activities

Net cash provided by operating activities decreased $39.1 million, from $126.5 million in fiscal 2014 to $87.4 million in fiscal 2015. The decrease in cash provided by operating activities was due primarily to an increased use of cash related to working capital accounts. Increased sales for fiscal 2015 drove an increase in accounts receivable for the current year as compared to the prior year. Inventory levels, excluding the impact of inventory acquired through acquisitions, decreased in 2015, though not to the same extent as in the prior year period. Elevated levels of inventory on-hand at the end of fiscal 2013 were brought down to lower levels by the end of fiscal 2014, which generated a larger amount of cash in that year, compared to the change in inventory levels and cash provided during the current fiscal year. We remain focused on bringing our investment in inventory down over time, while maintaining high fill rates and service levels to our customers.

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

Investing Activities

Net cash used in investing activities increased $14.7 million from $35.2 million in fiscal 2014 to $49.9 million in fiscal 2015. The increase in cash used in investing activities was due primarily to increased payments made to acquire businesses and investments in joint ventures during fiscal 2015, as well as an increase in capital expenditures during fiscal 2015 related to investments in our facilities. Additionally, there was a decrease in proceeds from the sale of certain property and equipment in fiscal 2014 that did not recur during the current year.

Net cash used in investing activities increased $10.1 million, from $25.1 million in fiscal 2013 to $35.2 million in fiscal 2014. The increase in cash used in investing activities was due primarily to our acquisition of certain assets of Envincio LLC in April 2014 for approximately $20 million and an increase in amounts invested in restricted cash and short-term investments. These increases were partially offset by proceeds received from the sale of the Garden segment manufacturing plant assets and lower capital expenditures in fiscal 2014 compared to fiscal 2013 due to reduced expenditures related to facilities and our SAP implementation.

Financing Activities

Net cash used in financing activities increased $40.6 million from $27.8 million in fiscal 2014 to $68.4 million in fiscal 2015. The increase in cash used was due primarily to our redemption of $50 million aggregate principal of our 2018 Notes in March 2015 at 102.063%, as well as increased purchases of our common stock. During fiscal 2015, we repurchased $15.1 million of our common stock on the open market, which consisted of 0.5 million shares of our voting common stock (CENT) at an aggregate cost of approximately $4.5 million, or approximately $9.00 per share, and 1.2 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $10.6 million, or approximately $8.83 per share. We also used $24.5 million for minimum statutory tax withholdings related to the net share settlement of our stock. These uses of cash were partially offset by lower net borrowings under our revolving credit facility during fiscal 2015.

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

We believe that cash flows from operating activities, funds available under our asset backed loan facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and upgrades to plant and equipment and investment in our implementation of a scalable enterprise-wide information technology platform, will not exceed $40 million for the next 12 months. We are investing in this information technology platform to improve existing operations, support future growth and enable us to take advantage of new applications and technologies. This initiative, when complete, will combine our numerous information systems and create a common business model and common data, which should create greater efficiency and effectiveness.

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

Free Cash Flow

	2015	2014	2013
Net cash provided by operations	$87,449	$126,467	$(28,282)
Less: capital expenditures	(22,030)	(17,173)	(25,172)

Free cash flow	$65,419	$109,294	$(53,454)

Free cash flow as a percentage of net sales	4.0%	6.8%	(3.2%)

Free cash flow as a percentage of net sales decreased in fiscal year 2015, primarily due to an increase in working capital requirements due to increased sales and the inventory related to our acquisition of IMS. Free cash flow as a percentage of net sales increased in fiscal year 2014, primarily due to favorable changes in working capital, including a $66 million reduction in inventory, and increased earnings.

Stock Repurchases

During fiscal 2015, we repurchased $15.1 million of our common stock, which consisted of 0.5 million shares of our voting common stock (CENT) at an aggregate cost of approximately $4.5 million, or approximately $9.00 per share, and 1.2 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $10.6 million, or approximately $8.83 per share. In fiscal 2011, our Board of Directors authorized a $100 million share repurchase program, under which approximately $35.0 million remains available for repurchases in fiscal 2016 and thereafter.

Total Debt

At September 26, 2015, our total debt outstanding was $400.1 million versus $450.2 million at September 27, 2014.

Senior Subordinated Notes

In March 2010, we issued $400 million aggregate principal amount of 8.25% senior subordinated notes due March 1, 2018 (the “2018 Notes”). On February 13, 2012, we issued an additional $50 million aggregate principal amount of our 2018 Notes at a price of 98.501%, plus accrued interest from September 1, 2011, in a private placement.

The estimated fair value of our $400 million of 2018 Notes as of September 26, 2015 was approximately $410.5 million. The estimated fair value is based on quoted market prices for these notes.

In March 2015, we redeemed $50.0 million of our 2018 Notes at a price of 102.063% of the principal amount of the notes redeemed. In conjunction with this transaction, we recognized a charge in interest expense of approximately $1.6 million in our second quarter of fiscal 2015 related to the payment of the call premium and the non-cash write-off of unamortized financing costs.

The 2018 Notes contained customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of September 26, 2015.

Issuance of $400 Million 6.125% Senior Notes

In November 2015, we issued $400 million aggregate principal amount of 6.125% senior unsecured notes due November 2023 (the “2023 Notes”). The 2023 Notes require semiannual interest payments on November 15 and May 15, commencing May 15, 2016. The 2023 Notes are unconditionally guaranteed on a senior basis by each of our existing and future domestic restricted subsidiaries which are borrowers under or guarantors of our senior secured revolving credit facility. We used the net proceeds from the offering, together with available cash, to redeem our outstanding 2018 Notes and pay fees and expenses related to the offering. As a result of our redemption of the 2018 Notes, we will recognize a charge in our fiscal 2016 first quarter of approximately $8.3 million related to the payment of the call premium, a one-time payment of overlapping interest expense for 30 days of approximately $2.8 million and a $3.2 million non-cash charge for the write-off of unamortized financing costs in interest expense. We expect our annual interest expense on the 2023 Notes going forward to be approximately $8.5 million less than under the 2018 Notes.

We may redeem some or all of the 2023 Notes at any time on or after November 15, 2018 for 104.594%, plus accrued and unpaid interest. The holders of the 2023 Notes have the right to require us to repurchase all or a portion of the 2023 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.

The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions.

Asset Backed Loan Facility

On December 5, 2013, we entered into a credit agreement which provides up to a $390 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if we exercise the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on December 5, 2018 and replaced our prior revolving credit facility. We may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of September 26, 2015, there were no borrowings or letters of credit outstanding under the Credit Facility. There were other letters of credit of $6.0 million outstanding as of September 26, 2015.

The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. The borrowing availability as of September 26, 2015 was $307 million. Borrowings under the Credit Facility bear interest at an index based on LIBOR or, at our option, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on our total outstanding borrowings. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25%-1.75% (1.25% at September 26, 2015) and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.75% (0.25% at September 26, 2015). As of September 26, 2015, the applicable interest rate related to Base Rate borrowings was 3.5%, and the applicable interest rate related to LIBOR-based borrowings was 1.4%.

The Credit Facility contains customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all of our assets. We were in compliance with all covenants under the Credit Facility during the period ended September 26, 2015.

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

Contractual Obligations

The table below presents our significant contractual cash obligations by fiscal year:

Contractual Obligations	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total
	(in millions)
Long-term debt, including current maturities (1)	$0.3	$0.1	$400.0	$—	$—	$—	$400.4
Interest payment obligations (2)	33.0	33.0	16.5	—	—	—	82.5
Operating leases	19.1	16.0	9.5	8.0	4.5	1.0	58.1
Purchase commitments (3)	111.1	39.2	24.4	15.4	6.8	1.4	198.3
Performance-based payments (4)	—	—	—	—	—	—	—

Total	$163.5	$88.3	$450.4	$23.4	$11.3	$2.4	$739.3

(1)	Excludes $6.0 million of outstanding letters of credit related to normal business transactions. Excludes unamortized discount of $0.3 million related to the 2018 Notes. See Note 11 to the consolidated financial statements for further discussion of long-term debt.
(2)	Estimated interest payments to be made on our 2018 Notes. In November 2015, we issued $400 million aggregate principal amount of 6.125% senior notes due November 2023. We used the net proceeds from the offering, together with available cash, to redeem our 2018 Notes and pay fees and expenses related to the offering. As a result of our redemption of the 2018 Notes, we will recognize a charge in our fiscal 2016 first quarter of approximately $8.3 million related to the payment of the call premium, a one-time payment of overlapping interest expense for 30 days of approximately $2.8 million and a $3.2 million non-cash charge for the write-off of unamortized financing costs in interest expense. We expect our annual interest expense on the 2023 Notes going forward to be approximately $8.5 million less than under the 2018 Notes. See Note 11 to the consolidated financial statements for description of interest rate terms.
(3)	Contracts for purchases of grains, grass seed and pet food ingredients, used primarily to mitigate risk associated with increases in market prices and commodity availability.
(4)	Possible performance-based payments associated with prior acquisitions of businesses are not included in the above table, because they are based on future performance of the businesses acquired, which is not yet known. Performance-based payments of $0.7 million were made in 2015 related to B2E, acquired in fiscal 2013. Potential performance-based periods extend through 2020. In addition, we may be obligated to pay up to $5.1 million in future performance payments if and when certain revenue and performance targets are achieved.

As of September 26, 2015, we had unrecognized tax benefits of $0.1 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

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

Recent Accounting Pronouncements

Discontinued Operations

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 provides amended guidance for reporting discontinued operations and disclosures of disposals of components. The amended guidance raises the threshold for disposals to qualify as discontinued operations and permits significant continuing involvement and continuing cash flows with the discontinued operation. In addition, the amended guidance requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The amended guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014 and became effective for us prospectively commencing September 27, 2015. The adoption of the applicable sections of this ASC may have an impact on the accounting for any future discontinued operations we may have.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. This update was issued as Accounting Standards Codification Topic 606. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of ASU 2014-09 for one year. ASU 2014-09 is now effective for us in the first quarter of our fiscal year ending September 28, 2019. Earlier adoption is not permitted before the original effective date. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

Stock Based Compensation

In June 2014, the FASB issued ASU No. 2014-12 (ASU 2014-12), Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, or our first quarter of fiscal 2017. Earlier adoption is permitted. We are currently evaluating the effect that the adoption of this standard will have on our financial statements.

Consolidation

In February 2015, the FASB issued ASU 2015-02 (ASU 2015-02), Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years that begin after December 15, 2015, or our first quarter of fiscal 2017. We are currently evaluating the impact the adoption of ASU 2015-02 will have on our consolidated financial statements.

Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03(ASU 2015-03), Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. In August 2015, the Financial Accounting

Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-15, Interest – Imputation of Interest (Subtopic 835-30). This ASU provides additional guidance on ASU 2015-03 with respect to line of credit arrangements, whereby specify debt issuance costs as part of line-of-credit arrangements may continue to be deferred and presented as an asset on the balance sheet. Recognition and measurement guidance for debt issuance costs are not affected. These ASUs are effective for annual periods beginning after December 15, 2015, or our first quarter of fiscal 2017. Early adoption is permitted. As of September 26, 2015, we had approximately $3.4 million of net deferred financing costs that would be reclassified from a long-term asset to a reduction in the carrying amount of our debt upon adoption of the standard.

Cloud Computing Costs

In April 2015, the FASB issued ASU No. 2015-05(ASU 2015-05), Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This standard clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. ASU 2015-05 is effective for public entities for annual and interim periods therein beginning after December 15, 2015, or our first quarter of fiscal 2017. Early adoption is permitted. Entities may adopt the guidance either retrospectively or prospectively to arrangements entered into, or materially modified after the effective date. We are currently evaluating the impact the adoption of ASU 2015-05 will have on our consolidated financial statements.

Inventory Measurement

In July 2015, the FASB issued ASU 2015-11 (ASU 2015-11), Simplifying the Measurement of Inventory. Under ASU 2015-11, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The standard defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016, or our first quarter of fiscal 2018. Early application is permitted and should be applied prospectively. We are currently evaluating the impact the adoption of ASU 2015-11 will have on our consolidated financial statements.

Business Combinations

In September 2015, the FASB issued ASU No. 2015-16 (ASU 2015-16), Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period after an acquisition within the reporting period they are determined. This is a change from the previous requirement that the adjustments be recorded retrospectively. The ASU also requires disclosure of the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the adjustment to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015; early adoption is permitted. We have early adopted the guidance prospectively as of September 27, 2015. The adoption of this standard will impact our accounting for measurement period adjustments for any future business combinations.

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

In connection with our annual goodwill impairment testing performed during fiscal 2015 and 2014, the first step of such testing indicated that the fair value of our reporting segments exceeded their carrying value by more than 10%, and accordingly, no further testing of goodwill was required.

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

During fiscal 2015, 2014 and 2013, we performed evaluations of the fair value of our indefinite-lived trade names and trademarks. Our expected revenues were based on our future operating plan and market growth or decline estimates for future years. In fiscal 2015, we recognized a $7.3 million non-cash impairment charge related to certain indefinite-lived intangible assets as a result of increased competition in the marketplace and an expected decline in the volume of sales. The fair value of the indefinite-lived intangible assets exceed the remaining $15.0 million carrying value at September 26, 2015. No impairment was indicated during our fiscal 2014 or 2013 analysis of our indefinite-lived trade names and trademarks.

Long-Lived Assets

We review our long-lived assets, including amortizable intangibles and property, plant and equipment, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized for amortizable intangible assets and property, plant and equipment when estimated undiscounted future cash flows expected to result from use of the asset are less than its carrying amount. Management determines fair value by estimating future cash flows as a result of forecasting sales and costs. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. No factors indicating the carrying value of our tangible long-lived assets may not be recoverable were present in fiscal 2015, and accordingly, no impairment testing was performed on these assets. No factors indicating the carrying value of our long-lived assets may not be recoverable were present in fiscal 2014, and accordingly, no impairment testing was performed on these assets. However, due to changes in our operations and related plans for future SAP implementations, we determined that certain software costs previously incurred had no future value and accordingly, a charge of $5.9 million was recorded in the fourth quarter of fiscal 2014. Should market conditions or the assumptions used by us in determining the fair value of assets change, or management change plans regarding the future usage of certain assets, additional charges to operations may be required in the period in which such conditions occur.

Accruals for Self-Insurance

We maintain insurance for certain risks, including workers’ compensation, general liability and vehicle liability, and are self-insured for employee related health care benefits. Our workers’ compensation, general liability and vehicle liability insurance policies include deductibles of $250,000 to $350,000 per occurrence, with a separate deductible of $50,000 for physical damage. We maintain excess loss insurance that covers any health care claims in excess of $700,000 per person per year. We maintain a self-insurance reserve for losses, determined with assistance from a third party actuary, based on claims filed and actuarial estimates of the ultimate loss amount inherent in the claims, including losses for claims incurred but not reported. Any actuarial projection of losses concerning workers’ compensation and general liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insurance liabilities. However, any differences in estimates and assumptions could result in accrual requirements materially different from the calculated accruals.

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

Interest Rate Risk. The interest payable on our Credit Facility is based on variable interest rates and therefore affected by changes in market interest rates. We had no variable rate debt outstanding as of September 26, 2015 under our Credit Facility. If interest rates on our average variable rate debt outstanding during fiscal 2015 had changed by 100 basis points compared to actual rates, interest expense would have increased or decreased by approximately $0.3 million. In addition, we have investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates.

Commodity Prices. We are exposed to fluctuations in market prices for grains, grass seed, chemicals, fertilizer ingredients and pet food ingredients. To mitigate risk associated with increases in market prices and commodity availability, we enter into contracts for purchases, primarily to ensure commodity availability to us in the future. As of September 26, 2015, we had entered into fixed purchase commitments for commodities totaling approximately $198.3 million. A 10% change in the market price for these commodities would result in an additional pretax gain or loss of $19.8 million as the related inventory containing those inputs is sold.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Acting Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of September 26, 2015.

(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2015. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders under the captions “Election of Directors,” “Further Information Concerning the Board of Directors – Committees of the Board”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.” See also Item 1 – Business above.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders under the captions “Executive Compensation” and “Further Information Concerning the Board of Directors – Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders under the captions “Ownership of Management and Principal Stockholders” and Executive Compensation – “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders under the captions “Further Information Concerning the Board of Directors – Board Independence” and “Transactions with the Company.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements of Central Garden & Pet Company are attached to this Form 10-K beginning on page F-1:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

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

Date: December 10, 2015

CENTRAL GARDEN & PET COMPANY

By	/s/ John R. Ranelli
John R. Ranelli
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ John R. Ranelli John R. Ranelli	Director, Chief Executive Officer and President (Principal Executive Officer)	December 10, 2015

/s/ David N. Chichester David N. Chichester	Acting Chief Financial Officer and Director (Principal Financial Officer)	December 10, 2015

/s/ Howard A. Machek Howard A. Machek	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	December 10, 2015

William E. Brown	Chairman	December 10, 2015

/s/ John B. Balousek John B. Balousek	Director	December 10, 2015

/s/ Thomas J. Colligan Thomas J. Colligan	Director	December 10, 2015

/s/ Brooks M. Pennington, III Brooks M. Pennington, III	Director	December 10, 2015

/s/ Alfred A. Piergallini Alfred A. Piergallini	Director	December 10, 2015

/s/ George C. Roeth George C. Roeth	Director	December 10, 2015

/s/ Mary Beth Springer Mary Beth Springer	Director	December 10, 2015

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

Based on evaluation of the criteria set forth by COSO in Internal Control – Integrated Framework (1992), management concluded that our internal control over financial reporting was effective as of September 26, 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Central Garden & Pet Company:

We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company”) as of September 26, 2015 and September 27, 2014, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended September 26, 2015. We also have audited the Company’s internal control over financial reporting as of September 26, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Garden & Pet Company and subsidiaries as of September 26, 2015 and September 27, 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 26, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 26, 2015, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

December 10, 2015

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED BALANCE SHEETS

	September 26, 2015	September 27, 2014
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$47,584	$78,676
Restricted cash	13,157	14,283
Short term investments	0	9,990
Accounts receivable, net	207,402	193,729
Inventories	335,946	326,386
Prepaid expenses, deferred income taxes and other	49,731	48,488

Total current assets	653,820	671,552
Plant, property and equipment, net	162,809	166,849
Goodwill	209,089	208,233
Other intangible assets, net	75,460	87,997
Other assets	33,576	14,096

Total	$1,134,754	$1,148,727

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$88,889	$88,428
Accrued expenses	87,724	84,379
Current portion of long-term debt	291	291

Total current liabilities	176,904	173,098
Long-term debt	399,848	449,948
Deferred income taxes and other long-term obligations	51,622	39,228
Commitments and contingencies (Note 12)
Equity:
Common stock	119	124
Class A common stock	364	369
Class B stock	16	16
Additional paid-in capital	388,636	396,586
Retained earnings	115,987	86,396
Accumulated other comprehensive income	164	1,232

Total Central Garden & Pet shareholders’ equity	505,286	484,723
Noncontrolling interest	1,094	1,730

Total equity	506,380	486,453

Total	$1,134,754	$1,148,727

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 26, 2015	September 27, 2014	September 28, 2013
	(in thousands, except per share amounts)
Net sales	$1,650,737	$1,604,357	$1,653,633
Cost of goods sold and occupancy	1,162,685	1,150,333	1,189,731

Gross profit	488,052	454,024	463,902
Selling, general and administrative expenses	389,345	397,811	416,038
Intangible asset and goodwill impairment	7,272	0	7,709

Income from operations	91,435	56,213	40,155
Interest expense	(40,027)	(42,844)	(43,112)
Interest income	129	94	142
Other income (expense)	13	403	(677)

Income (loss) before income taxes and noncontrolling interest	51,550	13,866	(3,492)
Income tax expense (benefit)	18,535	4,045	(2,592)

Net income (loss) including noncontrolling interest	33,015	9,821	(900)
Net income attributable to noncontrolling interest	1,044	1,017	1,029

Net income (loss) attributable to Central Garden & Pet Company	$31,971	$8,804	$(1,929)

Net income (loss) per share attributable to Central Garden & Pet Company:
Basic	$0.66	$0.18	$(0.04)
Diluted	$0.64	$0.18	$(0.04)
Weighted average shares used in the computation of net income per share:
Basic	48,562	48,880	48,094
Diluted	49,638	49,397	48,094

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Fiscal Year Ended
	September 26, 2015	September 27, 2014	September 28, 2013
Net income (loss)	$33,015	$9,821	$(900)
Other comprehensive income (loss):
Foreign currency translation	(1,078)	(200)	(97)
Unrealized loss on securities	(10)	(10)	0
Reclassification of loss on available for sale securities to net income	20	0	0

Total comprehensive income (loss)	31,947	9,611	(997)
Comprehensive income attributable to noncontrolling interests	1,044	1,017	1,029

Comprehensive income (loss) attributable to Central Garden & Pet Company	$30,903	$8,594	$(2,026)

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(dollars in thousands)

	Central Garden & Pet Company
	Common Stock		Class A Common Stock		Class B Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 29, 2012	12,247,571	$122	34,706,902	$347	1,652,262	$16	$382,195	$79,718	$1,539	$463,937	$946	$464,883
Amortization of share-based awards	0	0	0	0	0	0	4,210	0	0	4,210	0	4,210
Tax deficiency on exercise of stock options, net of tax benefit	0	0	0	0	0	0	(90)	0	0	(90)	0	(90)
Restricted share activity	(820)	0	442,238	4			2,460			2,464		2,464
Issuance of common stock	0	0	307,761	3	0	0	1,683	0	0	1,686	0	1,686
Repurchase of common stock	0	0	(165,900)	(1)	0	0	(1,305)	(197)	0	(1,503)	0	(1,503)
Distribution to noncontrolling interest											(629)	(629)
Other comprehensive loss	0	0	0	0	0	0	0	0	(97)	(97)	0	(97)
Net loss	0	0	0	0	0	0	0	(1,929)	0	(1,929)	1,029	(900)

Balance, September 28, 2013	12,246,751	122	35,291,001	353	1,652,262	16	389,153	77,592	1,442	468,678	1,346	470,024
Amortization of share-based awards	0	0	0	0	0	0	4,572	0	0	4,572	0	4,572
Tax deficiency on exercise of stock options, net of tax benefit	0	0	0	0	0	0	(1,973)	0	0	(1,973)	0	(1,973)
Restricted share activity	190,556	2	1,232,105	12	0	0	3,446			3,460		3,460
Issuance of common stock	0	0	364,505	4	0	0	1,390	0	0	1,394	0	1,394
Repurchase of common stock	0	0	(300)	0	0	0	(2)	(0)	0	(2)	0	(2)
Distribution to noncontrolling interest											(633)	(633)
Other comprehensive loss	0	0	0	0	0	0	0	0	(210)	(210)	0	(210)
Net income	0	0	0	0	0	0	0	8,804	0	8,804	1,017	9,821

Balance, September 27, 2014	12,437,307	124	36,887,311	369	1,652,262	16	396,586	86,396	1,232	484,723	1,730	486,453
Amortization of share-based awards	0	0	0	0	0	0	6,378	0	0	6,378	0	6,378
Tax deficiency on exercise of stock options, net of tax benefit	0	0	0	0	0	0	(358)	0	0	(358)	0	(358)
Restricted share activity	(12,073)	0	156,477	2	0	0	(1,233)	0	0	(1,231)	0	(1,231)
Issuance of common stock	641	0	536,827	5	0	0	(10)	0	0	(5)	0	(5)
Repurchase of common stock	(517,558)	(5)	(1,118,316)	(12)	0	0	(12,727)	(2,380)	0	(15,124)	0	(15,124)
Distribution to noncontrolling interest	0	0	0	0	0	0	0	0	0	0	(1,680)	(1,680)
Other comprehensive loss	0	0	0	0	0	0	0	0	(1,068)	(1,068)	0	(1,068)
Net income	0	0	0	0	0	0	0	31,971	0	31,971	1,044	33,015

Balance, September 26, 2015	11,908,317	$119	36,462,299	$364	1,652,262	$16	$388,636	$115,987	$164	$505,286	$1,094	$506,380

See notes to consolidated financial statements

CENTRAL GARDEN & PET COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 26, 2015	September 27, 2014	September 28, 2013
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$33,015	$9,821	$(900)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	33,703	35,781	32,968
Amortization of deferred financing costs	1,996	2,107	2,174
Stock-based compensation	8,315	7,678	15,892
Excess tax benefits from stock-based awards	(2,154)	(498)	(388)
Deferred income taxes	15,566	5,548	(3,233)
Gain on sale of property and equipment	0	(4,875)	0
Loss on disposal of property, plant and equipment	702	1,063	547
Write-off of deferred financing costs	537	1,731	0
Asset impairments	7,272	5,870	7,709
Other	(69)	249	370
Changes in assets and liabilities (excluding businesses acquired):
Receivables	(9,093)	2,655	8,185
Inventories	4,403	69,698	(61,697)
Prepaid expenses and other assets	(4,325)	(176)	2,624
Accounts payable	(4,757)	(16,321)	(23,866)
Accrued expenses	1,485	8,442	(7,781)
Other long-term obligations	853	(2,306)	(886)

Net cash provided (used) by operating activities	87,449	126,467	(28,282)

Cash flows from investing activities:
Additions to property, plant and equipment	(22,030)	(17,173)	(25,172)
Businesses acquired, net of cash acquired, and investments in joint ventures	(38,384)	(20,282)	(4,835)
Proceeds from disposals of land, buildings, etc.	0	8,737	0
Change in restricted cash and cash equivalents.	1,126	(14,283)	0
Proceeds from short-term investments.	9,997	17,820	4,885
Investment in short-term investments	(17)	(10,000)	0
Other investing activities	(546)	0	0

Net cash used in investing activities	(49,854)	(35,181)	(25,122)

Cash flows from financing activities:
Repayments on revolving line of credit	(312,000)	(301,000)	(368,000)
Borrowings on revolving line of credit	312,000	278,000	391,000
Repayments of long-term debt	(50,289)	(367)	(332)
Proceeds from issuance of common stock	200	1,165	613
Excess tax benefits from stock-based awards	2,154	498	388
Repurchase of common stock, including shares surrendered for tax withholding	(18,497)	(2,332)	(2,731)
Distribution to noncontrolling interest	(1,680)	(633)	(629)
Payment of financing costs	(258)	(3,090)	0

Net cash provided (used) by financing activities	(68,370)	(27,759)	20,309

Effect of exchange rate changes on cash and equivalents	(317)	(7)	(224)

Net (decrease) increase in cash and cash equivalents	(31,092)	63,520	(33,319)
Cash and cash equivalents at beginning of year	78,676	15,156	48,475

Cash and cash equivalents at end of year	$47,584	$78,676	$15,156

Supplemental information:
Cash paid for interest	$39,855	$41,549	$42,960
Cash paid for income taxes – net of refunds	3,192	826	(2,493)
Non-cash investing and financing activities:
Capital expenditures incurred but not paid	2,087	238	926
Liability for contingent performance based payments	(101)	249	4,165
Restricted share stock bonus	0	4,086	9,579

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended September 26, 2015,

September 27, 2014, and September 28, 2013

1. Organization and Significant Accounting Policies

Organization – Central Garden & Pet Company (“Central”), a Delaware corporation, and subsidiaries (the “Company”), is a leading marketer and producer of quality branded products and distributor of third party products in the pet and lawn and garden supplies markets.

Basis of Consolidation and Presentation – The consolidated financial statements include the accounts of Central and all majority-owned subsidiaries. All intercompany balances and transactions have been eliminated. The fiscal years ended September 26, 2015, September 27, 2014 and September 28, 2013 each included 52 weeks.

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

Revenue Recognition – Sales are recognized when merchandise is shipped, risk of loss and title passes to the customer and the Company has no further obligations to provide services related to such merchandise. Discounts, volume-based rebate incentives and most cooperative advertising amounts are recorded as a reduction of sales. The Company’s practice on product returns is to accept and credit the return of unopened cases of products from customers where the quantity is small, where the product has been mis-shipped or the product is defective. Provisions are made for estimated sales returns which are deducted from net sales at the time of shipment. Sales also include shipping and handling costs billed directly to customers. The amount billed to customers for shipping and handling costs included in net sales for the fiscal years ended September 26, 2015, September 27, 2014 and September 28, 2013 was $5.4 million, $8.0 million and $6.9 million, respectively.

Cost of goods sold and occupancy consists of cost of product, inbound freight charges, purchasing and receiving costs, certain indirect purchasing, merchandise handling and storage costs, internal transfer costs as well as allocations of overhead costs, including depreciation, related to the Company’s facilities. Cost of goods sold excludes substantially all shipping and handling and out-bound freight costs to customers, which are included in selling, general and administrative expenses as delivery expenses. The cost of shipping and handling, including internal costs and payments to third parties, included in delivery expenses within selling, general and administrative expenses for the fiscal years ended September 26, 2015, September 27, 2014 and September 28, 2013 was $44.4 million, $45.6 million and $47.7 million, respectively.

Advertising Costs – The Company expenses the costs of advertising as incurred. Advertising expenses were $25.0 million, $30.9 million and $44.5 million in fiscal 2015, 2014 and 2013, respectively.

401(k) Plans – The Company sponsors several 401(k) plans which cover substantially all employees. The Company’s matching contributions expensed under these plans were $1.9 million for fiscal year 2015, $1.9

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million for fiscal year 2014 and $2.1 million for fiscal years 2013. In fiscal 2015, 2014 and 2013, the Company’s matching contributions made in the Company’s Class A common stock resulted in the issuance of approximately 195,000, 245,000 and 229,000 shares, respectively.

Other income consists principally of earnings from equity method investments and foreign exchange gains and losses.

Income taxes are accounted for under the asset and liability method. Deferred income taxes result primarily from bad debt allowances, inventory and goodwill write-downs, amortization and depreciation. The Company establishes a valuation allowance for deferred tax assets when management believes it is more likely than not a deferred tax asset will not be realized. As of fiscal year-end 2015 and 2014, the Company had valuation allowances related to various state and foreign net deferred tax assets of $6.2 million and $6.2 million, respectively.

U. S. income taxes have not been provided on undistributed earnings (approximately $2.3 million at September 26, 2015) of our foreign subsidiary since all such earnings are considered indefinitely reinvested overseas. The potential deferred tax liability associated with these earnings, net of foreign tax credits associated with the earnings, is approximately $0.4 million.

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

Long-Lived Assets – The Company reviews its long-lived assets, including amortizable and indefinite-lived intangible assets and property, plant and equipment, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, and annually

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for indefinite-lived intangible assets. An impairment loss would be recognized for amortizable intangible assets and property, plant and equipment when estimated undiscounted future cash flows expected to result from the use of the asset are less than its carrying amount. An impairment loss would be recognized for an intangible asset with an indefinite useful life if its carrying value exceeds its fair value. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Due to the changes in the Company’s operations and related plans for future SAP implementations, the Company determined that certain software costs previously capitalized had no future value, and accordingly, wrote off capitalized costs of $5.9 million in the fourth quarter of fiscal 2014. In fiscal 2015, the Company recognized a non-cash $7.3 million impairment charge to certain indefinite-lived intangible assets as a result of increased competition in the marketplace and declining volume of sales. The fair value of the remaining $15.0 million of indefinite-lived intangible assets that were impaired exceeded their carrying value at September 26, 2015. Should market conditions or the assumptions used by the Company in determining the fair value of assets change, or management changes plans regarding the future use of certain assets, additional charges to operations may be required in the period in which such conditions occur. See Note 10 – Other Intangible Assets.

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

Investments – The Company owns membership interests approximating 50% in four unconsolidated companies. The Company accounts for its interest in these entities using the equity method. Equity income of $0.4 million in 2015, $0.6 million in 2014 and $0.9 million in fiscal 2013 is included in other income in the consolidated statements of operations. The Company’s investment in these entities was $16.5 million at September 26, 2015 and $0.6 million at September 27, 2014. On a combined basis, the assets, liabilities, revenues and expenses of these entities are not significant.

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

Fair Value of Financial Instruments – At September 26, 2015 and September 27, 2014, the carrying amount of cash and cash equivalents, short term investments, accounts receivable and payable, short term borrowings and accrued liabilities approximates fair value because of the short term nature of these instruments. The estimated fair value of the Company’s senior subordinated notes is based on quoted market prices for these instruments. See Note 2 for further information regarding the fair value of the Company’s financial instruments.

Derivative Financial Instruments – The Company reports all derivative financial instruments on the balance sheet at fair value. Changes in fair value are recognized in earnings, or are deferred, depending on the nature of the underlying exposure being hedged and how effective the derivative is at offsetting a change in the underlying exposure.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of September 26, 2015 and September 27, 2014, the Company had no outstanding derivative instruments.

Stock-Based Compensation – Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is expensed ratably over the service period of the award. Total compensation costs recognized under all share-based arrangements in fiscal 2015 was $8.3 million ($5.3 million after tax), fiscal 2014 was $7.7 million ($4.9 million after tax), and fiscal 2013 was $15.9 million ($10.0 million after tax). See Note 14 for further information.

Total Comprehensive Income (Loss) – Total comprehensive income (loss) consists of two components: net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under generally accepted accounting principles are recorded directly as an element of shareholders’ equity, but are excluded from net income. Other comprehensive income (loss) is comprised of currency translation adjustments relating to the Company’s foreign subsidiary whose functional currency is not the U.S. dollar, unrealized gains and losses on investments classified as available for sale, as well as the reclassification of realized gains and losses on investments classified as available for sale to net income.

Recent Accounting Pronouncements

Discontinued Operations

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 provides amended guidance for reporting discontinued operations and disclosures of disposals of components. The amended guidance raises the threshold for disposals to qualify as discontinued operations and permits significant continuing involvement and continuing cash flows with the discontinued operation. In addition, the amended guidance requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The amended guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014 and became effective for the Company September 27, 2015. The adoption of the applicable sections of this ASC may have an impact on the accounting for any future discontinued operations the Company may have.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. This update was issued as Accounting Standards Codification Topic 606. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of ASU 2014-09 for

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

one year. ASU 2014-09 is now effective for the Company in the first quarter of its fiscal year ending September 28, 2019. Early adoption is not permitted before the original effective date. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Stock Based Compensation

In June 2014, the FASB issued ASU No. 2014-12 (ASU 2014-12), Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, or the Company’s first quarter of fiscal 2017. Earlier adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

Consolidation

In February 2015, the FASB issued ASU 2015-02 (ASU 2015-02), Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years that begin after December 15, 2015, or the Company’s first quarter of fiscal 2017. The Company is currently evaluating the impact the adoption of ASU 2015-02 will have on its consolidated financial statements.

Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03(ASU 2015-03), Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. In August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-15, Interest – Imputation of Interest (Subtopic 835-30). This ASU provides additional guidance on ASU 2015-03 with respect to line of credit arrangements, whereby specify debt issuance costs as part of line-of-credit arrangements may continue to be deferred and presented as an asset on the balance sheet. Recognition and measurement guidance for debt issuance costs are not affected. These ASUs are effective for annual periods beginning after December 15, 2015, or the Company’s first quarter of fiscal 2017. Early adoption is permitted. As of September 26, 2015, the Company had approximately $3.4 million of net deferred financing costs that would be reclassified from a long-term asset to a reduction in the carrying amount of its debt upon adoption of the standard.

Cloud Computing Costs

In April 2015, the FASB issued ASU No. 2015-05(ASU 2015-05), Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Arrangement. This standard clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. ASU 2015-05 is effective for public entities for annual and interim periods therein beginning after December 15, 2015, or the Company’s first quarter of fiscal 2017. Early adoption is permitted. Entities may adopt the guidance either retrospectively or prospectively to arrangements entered into, or materially modified after the effective date. The Company is currently evaluating the impact the adoption of ASU 2015-05 will have on its consolidated financial statements.

Inventory Measurement

In July 2015, the FASB issued ASU 2015-11 (ASU 2015-11), Simplifying the Measurement of Inventory. Under ASU 2015-11, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The standard defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016, or the Company’s first quarter of fiscal 2018. Early application is permitted and should be applied prospectively. The Company is currently evaluating the impact the adoption of ASU 2015-11 will have on its consolidated financial statements.

Business Combinations

In September 2015, the FASB issued ASU No. 2015-16 (ASU 2015-16), Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period after an acquisition within the reporting period they are determined. This is a change from the previous requirement that the adjustments be recorded retrospectively. The ASU also requires disclosure of the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the adjustment to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015; early adoption is permitted. The Company has early adopted the guidance prospectively as of September 27, 2015. The adoption of this standard will impact the Company’s accounting for measurement period adjustments for any future business combinations.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 26, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (b)	$0	$0	$3,625	$3,625

Total liabilities	$0	$0	$3,625	$3,625

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

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the years ended September 26, 205 and September 27, 2014 (in thousands):

Amount
Balance as of September 27, 2014	$4,414
Performance-based payments made	(688)
Changes in the fair value of contingent performance-based payments established at the time of acquisition	(101)

Balance as of September 26, 2015	$3,625

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets using discounted cash flows with Level 3 inputs in the fair value hierarchy. During the fiscal

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year ended September 26, 2015, the carrying values of $22.3 million of indefinite-lived intangible assets were written down to their estimated fair value of $15.0 million, resulting in an impairment charge of $7.3 million, which was included in earnings for the period. See Note 10 – Other Intangible Assets.

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

Fair Value of Other Financial Instruments

In January 2015, the Company called $50 million aggregate principal amount of the 2018 Notes for redemption on March 1, 2015 at a price of 102.063%. The estimated fair value of the Company’s remaining $400.0 million aggregate principal amount of the 2018 Notes as of September 26, 2015 was $410.5 million, compared to a carrying value of $399.7 million. The estimated fair value of the Company’s $450 million principal amount of 2018 Notes as of September 27, 2014 was $459.5 million, compared to a carrying value of $449.5 million. The estimated fair value is based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.

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

Commodity and commodity index futures, swaps and option contracts are used to economically hedge commodity input prices on grains and proteins. These derivative contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. Generally, the Company economically hedges a portion of its anticipated consumption of commodity inputs for periods of up to 12 months. As of September 26, 2015 and September 27, 2014, the Company had no outstanding derivative instruments.

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

During the fiscal year ended September 28, 2013, the Company recorded a charge of approximately $1.0 million in other income (expense) related to commodity contracts.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Acquisitions and Investments in Joint Ventures

Fiscal 2015

Purishield LLC and Ceregenin LLC

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

IMS Trading Corp

On July 31, 2015, the Company purchased substantially all of the assets of IMS Trading Corp. for a purchase price of approximately $23 million. IMS Trading Corp was a manufacturer, importer and distributor of rawhide, natural dog treats and pet products throughout the United States and internationally. The purchase price exceeded the fair value of the net tangible assets acquired by approximately $4.9 million, which is included in deferred taxes and other assets in our consolidated balance sheets as of September 26, 2015, as the Company has not yet finalized the allocation of the purchase price to the fair value of the intangible assets acquired. This acquisition is expected to complement the Company’s existing dog and cat business.

Fiscal 2014

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

The following table summarizes the recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments:

(In thousands)	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as Adjusted)
Current assets, net of cash and cash equivalents acquired	$6,650	$0	$6,650
Fixed assets	20	0	20
Goodwill	2,477	856	3,333
Intangible assets	12,306	(856)	11,450
Current liabilities	(1,170)	0	(1,170)

Net assets acquired, less cash and cash equivalents	$20,283	$0	$20,283

(1)	As previously reported in the Company’s Form 10-K for the period ended September 27, 2014.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

5. Concentration of Credit Risk and Significant Customers and Suppliers

Customer Concentration – Approximately 40% of the Company’s net sales for fiscal 2015, 41% for fiscal 2014 and 43% for fiscal 2013 were derived from sales to the Company’s top five customers. The Company’s largest customer accounted for approximately 16%, 17% and 16% of the Company’s net sales in fiscal years 2015, 2014 and 2013, respectively. The Company’s second largest customer in 2015 accounted for approximately 8%, 7% and 8% of the Company’s net sales in 2015, 2014 and 2013, respectively. The Company’s third largest customer in 2015 accounted for approximately 7%, 8% and 8% of the Company’s net sales in fiscal years 2015, 2014 and 2013, respectively. The loss of, or significant adverse change in, the relationship between the Company and any of these three customers could have a material adverse effect on the Company’s business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company’s inability to collect accounts receivable from any major customer could also have a material adverse impact on the Company’s business and financial results. As of September 26, 2015 and September 27, 2014, accounts receivable from the Company’s top five customers comprised approximately 35% and 37% of the Company’s total accounts receivable, including 12% and 11% from the Company’s largest customer.

Supplier Concentration – While the Company purchases products from many different manufacturers and suppliers, approximately 11%, 10% and 11% of the Company’s cost of goods sold in fiscal years 2015, 2014 and 2013, respectively, were derived from products purchased from the Company’s five largest suppliers.

6. Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts are summarized below (in thousands):

Description	Balances at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Asset Write-Offs, Less Recoveries	Balances at End of Period
Fiscal year ended September 28, 2013	18,574	4,373	(1,789)	21,158
Fiscal year ended September 27, 2014	21,158	8,988	(4,934)	25,212
Fiscal year ended September 26, 2015	25,212	741	(6,657)	19,296

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Inventories, net

Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	September 26, 2015	September 27, 2014
Raw materials	$94,969	$93,678
Work in progress	15,268	13,397
Finished goods	215,673	207,818
Supplies	10,036	11,493

Total inventories, net	$335,946	$326,386

8. Property and Equipment, Net

Property and equipment consists of the following (in thousands):

	September 26, 2015	September 27, 2014
Land	$9,306	$8,678
Buildings and improvements	111,605	109,618
Transportation equipment	5,130	5,388
Machine and warehouse equipment	184,556	163,783
Capitalized software	107,965	107,271
Office furniture and equipment	26,556	25,091

	445,118	419,829
Accumulated depreciation and amortization	(282,309)	(252,980)

	$162,809	$166,849

Depreciation and amortization expense, including the amortization of intangible assets, charged to operations was $33.7 million, $35.8 million and $33.0 million for fiscal 2015, 2014 and 2013, respectively.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Goodwill

Changes in the carrying amount of goodwill for the fiscal years ended September 26, 2015, September 27, 2014 and September 28, 2013 (in thousands):

	Garden Products Segment	Pet Products Segment	Total
Balance as of September 29, 2012
Goodwill	$213,583	$398,492	$612,075
Accumulated impairment losses	(205,874)	(195,978)	(401,852)

	7,709	202,514	210,223

Additions in fiscal 2013	0	3,242	3,242
Impairment losses in fiscal 2013	(7,709)	0	(7,709)
Balance as of September 28, 2013
Goodwill	213,583	401,734	615,317
Accumulated impairment losses	(213,583)	(195,978)	(409,561)

	0	205,756	205,756

Additions in fiscal 2014	0	2,477	2,477
Balance as of September 27, 2014
Goodwill	213,583	404,211	617,794
Accumulated impairment losses	(213,583)	(195,978)	(409,561)

	0	208,233	208,233

Additions in fiscal 2015	0	856	856
Balance as of September 26, 2015
Goodwill	213,583	405,067	618,650
Accumulated impairment losses	(213,583)	(195,978)	(409,561)

	$0	$209,089	$209,089

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the Company’s annual goodwill impairment testing performed during fiscal 2015, the first step of such testing indicated that the fair value of the Company’s reporting segments exceeded their carrying value by more than 10%, and accordingly, no further testing of goodwill was required.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
		(in millions)
September 26, 2015
Marketing-related intangible assets – amortizable	$14.1	$(10.4)	$0	$3.7
Marketing-related intangible assets – nonamortizable	59.6	0	(24.2)	35.4

Total	73.7	(10.4)	(24.2)	39.1

Customer-related intangible assets – amortizable	43.3	(22.3)	0	21.0

Other acquired intangible assets – amortizable	19.3	(10.5)	0	8.8
Other acquired intangible assets – nonamortizable	7.8	0	(1.2)	6.6

Total	27.1	(10.5)	(1.2)	15.4

Total other intangible assets	$144.1	$(43.2)	$(25.4)	$75.5

September 27, 2014
Marketing-related intangible assets – amortizable	$15.5	$(9.9)	$0	$5.6
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	75.1	(9.9)	(16.9)	48.3

Customer-related intangible assets – amortizable	42.8	(20.2)	0	22.6

Other acquired intangible assets – amortizable	19.4	(8.8)	0	10.6
Other acquired intangible assets – nonamortizable	7.7	0	(1.2)	6.5

Total	27.1	(8.8)	(1.2)	17.1

Total other intangible assets	$145.0	$(38.9)	$(18.1)	$88.0

Other acquired intangible assets include contract-based and technology-based intangible assets.

As part of its acquisition of Envincio, LLC during the third quarter of fiscal 2014, the Company acquired approximately $1.7 million of marketing related intangible assets and $9.8 million of other intangible assets. See Note 4 – Acquisitions.

In fiscal 2015, the Company recognized a non-cash $7.3 million impairment charge to certain indefinite-lived intangible assets as a result of increased competition in the marketplace and declining volume of sales. The fair value of the remaining $15.0 million of indefinite-lived intangible assets that were impaired exceeded their carrying value at September 26, 2015.

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 1 to 25 years; over weighted average remaining lives of six years for marketing-related intangibles, 14 years for customer-related intangibles and 14 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $4.3 million, $4.3 million and $5.1 million, for fiscal 2015, 2014 and 2013, respectively, and is classified within operating expenses in the consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $4 million per year from fiscal 2016 through fiscal 2020.

The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates indefinite-lived intangible assets on an annual basis. For fiscal 2014 and 2013, the Company tested its indefinite-lived intangible assets and no impairment was indicated. Other factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in fiscal 2015, and accordingly, no impairment testing was performed on these assets.

11. Long-Term Debt

Long-term debt consists of the following:

	September 26, 2015	September 27, 2014
	(in thousands)
Senior subordinated notes, net of unamortized discount of $309 and $471, interest at 8.25%, payable semi-annually, principal due March 2018	$399,691	$449,529
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.25% to 1.75% or Base Rate plus a margin of 0.25% to 0.75%, final maturity December 2018	0	0
Other notes payable	448	710

Total	400,139	450,239
Less current portion	(291)	(291)

Long-term portion	$399,848	$449,948

Senior Subordinated Notes

On March 8, 2010, the Company issued $400 million aggregate principal amount of 8.25% senior subordinated notes due March 1, 2018 (the “2018 Notes”). On February 13, 2012, the Company issued an additional $50 million aggregate principal amount of its 2018 Notes at a price of 98.501%, plus accrued interest from September 1, 2011, in a private placement.

The 2018 Notes required semiannual interest payments, which commenced on September 1, 2010. The 2018 Notes were unsecured senior subordinated obligations and were subordinated to all of the Company’s existing and future senior debt, including the Company’s Credit Facility. The obligations under the 2018 Notes were fully and unconditionally guaranteed on a senior subordinated basis by each of the Company’s existing and future domestic restricted subsidiaries with certain exceptions. The guarantees were general unsecured senior subordinated obligations of the guarantors and were subordinated to all existing and future senior debt of the guarantors.

In March 2015, the Company redeemed $50.0 million of its 2018 Notes at a price of 102.063% of the principal amount of the notes redeemed. In conjunction with this transaction, the Company recognized a charge in interest expense of approximately $1.6 million in its second quarter of fiscal 2015 related to the payment of the call premium and the non-cash write-off of unamortized financing costs.

The Company could redeem some or all of the remaining 2018 Notes at any time after March 1, 2015 for 102.063% and on or after March 1, 2016 for 100%, plus accrued and unpaid interest. The holders of the 2018 Notes had the right to require the Company to repurchase all or a portion of the 2018 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2018 Notes contained customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants in the 2018 Notes indenture as of September 26, 2015.

Issuance of $400 Million 6.125% Senior Notes

On November 9, 2015, the Company issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”). The 2023 Notes are unconditionally guaranteed on a senior basis by each of its existing and future domestic restricted subsidiaries which are borrowers under or guarantors of Central’s senior secured revolving credit facility. Central used the net proceeds from the offering to redeem its outstanding 2018 Notes. See Note 21 – Subsequent Event.

Asset Backed Loan Facility

On December 5, 2013, the Company entered into a credit agreement which provides up to a $390 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on December 5, 2018 and replaced the Company’s prior revolving credit facility. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of September 26, 2015, there were no borrowings outstanding under the Credit Facility. There were no letters of credit outstanding under the Credit Facility as of September 26, 2015. There were other letters of credit of $6.0 million outstanding as of September 26, 2015.

The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. The borrowing availability as of September 26, 2015 was $307 million. Borrowings under the Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s total outstanding borrowings. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25%-1.75% (and was 1.25% at September 26, 2015) and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.75% (and was 0.25% at September 26, 2015). As of September 26, 2015, the applicable interest rate related to Base Rate borrowings was 3.5%, and the applicable interest rate related to LIBOR-based borrowings was 1.4%.

The Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all assets of the Company. The Company was in compliance with all covenants under the Credit Facility during the fiscal year ended September 26, 2015.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The scheduled principal repayments on long-term debt as of September 26, 2015 are as follows:

	(in thousands)
Fiscal year:
2016	$291
2017	110
2018	400,030
2019	5
2020	12
Thereafter	0

Total	$400,448	(1)

(1)	Debt repayments include an amount in excess of the carrying value of debt and reflect the unamortized portion of the original issue discount on the 2018 Notes of $0.3 million as of September 26, 2015, which is amortizable until March 2018.

12. Commitments and Contingencies

Commitments

Letters of credit – The Company had $6.0 million of outstanding letters of credit related to normal business transactions at September 26, 2015. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The amount of cash collateral in these segregated accounts was $13.2 million and is reflected in “Restricted cash” on the Consolidated Balance Sheets.

Purchase commitments – Production and purchase agreements (primarily for grass seed and grains) entered into in the ordinary course of business obligate the Company to make future purchases based on estimated yields. The terms of these contracts vary and have fixed prices or quantities. At September 26, 2015, estimated annual purchase commitments were $111.1 million for fiscal 2016, $39.2 million for fiscal 2017, $24.4 million for fiscal 2018, $15.4 million for fiscal 2019, $6.8 million for fiscal 2020 and $1.4 million thereafter.

Leases – The Company has operating lease agreements principally for office and warehouse facilities and equipment. Such leases have remaining terms of 1 to 7 years. Rental expense was $23.1 million for fiscal 2015, $21.3 million for fiscal 2014, and $22.4 million for fiscal 2013.

Certain facility leases have renewal options and include escalation clauses. Minimum lease payments include scheduled rent increases pursuant to these escalation provisions.

Aggregate minimum annual payments on non-cancelable operating leases at September 26, 2015 are as follows:

(in thousands)
Fiscal year:
2016	$19,163
2017	16,031
2018	9,470
2019	7,959
2020	4,487
Thereafter	1,025

Total	$58,135

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

13. Income Taxes

The provision for income tax expense (benefit) consists of the following:

	Fiscal Year Ended
	September 26, 2015	September 27, 2014	September 28, 2013
	(in thousands)
Current:
Federal.	$2,301	$(329)	$52
State.	643	873	958
Foreign.	25	0	0

Total	2,969	544	1,010

Deferred:
Federal.	14,843	4,171	(2,915)
State.	625	177	(687)
Foreign.	98	(847)	0

Total	15,566	3,501	(3,602)

Total	$18,535	$4,045	$(2,592)

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	September 26, 2015	September 27, 2014	September 28, 2013
Statutory federal income tax rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal benefit	2.4	2.1	(5.2)
Other permanent differences	(0.5)	0.2	2.4
Adjustment of prior year accruals	(0.5)	(0.2)	1.8
Uncertain tax positions	0.0	0.4	3.7
Credits	(0.3)	(1.6)	(29.3)
Change in valuation allowances	0.0	(5.4)	(9.0)
Foreign rate differential	(0.1)	(1.3)	(3.6)

Effective income tax rate (benefit)	36.0%	29.2%	(74.2%)

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the impact of “temporary differences” between asset and liability amounts for financial reporting purposes and such amounts as determined based on existing tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	September 26, 2015		September 27, 2014
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Current:
Allowance for doubtful accounts	$7,054	$0	$9,262	$0
Inventory write-downs	11,366	0	12,018	0
Prepaid expenses.	0	651	820	0
Nondeductible reserves	936	0	1,420	0
State taxes.	0	385	0	165
Employee benefits	9,411	0	7,816	0
Other.	2,754	0	3,233	0

Total	31,521	1,036	34,569	165

Noncurrent:
Depreciation and amortization.	0	52,415	0	46,458
Equity income.	0	305	0	127
State net operating loss carryforward	5,032	0	5,167	0
Stock based compensation	3,422	0	5,263	0
State credits	2,348	0	2,352	0
Other.	2,463	0	7,281	0
Valuation allowance	(6,205)	0	(6,215)	0

Total.	7,060	52,720	13,848	46,585

Total.	$38,581	$53,756	$48,417	$46,750

The Company has state tax net operating losses of $101.5 million which expire at various times between 2015 and 2035, and foreign losses of $1.0 million, which do not expire. Pursuant to authoritative guidance, the benefit of stock options will only be recorded to stockholders’ equity when cash taxes payable are reduced.

The Company has state income tax credits of $3.6 million, which expire at various times beginning in 2015 through 2031. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including past operating results, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against any deferred tax assets. The Company has determined there will be insufficient future separate state taxable income for the separate parent company to realize its deferred tax assets. Therefore, valuation allowances of $6.2 million and $6.2 million (net of federal impact) at September 26, 2015 and September 27, 2014, respectively, have been provided to reduce state deferred tax assets to amounts considered recoverable.

The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The Company recognizes interest and/or penalties related to income tax matters as a component of pretax income. As of September 26, 2015 and September 27, 2014, accrued interest was less than $0.1 million and no penalties were accrued related to uncertain tax positions.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table, which excludes interest and penalties, summarizes the activity related to the Company’s unrecognized tax benefits for fiscal years ended September 26, 2015 and September 27, 2014 (in thousands):

Balance as of September 28, 2013	$364
Increases related to prior year tax positions	264
Increases related to current year tax positions	14
Decreases related to prior year tax positions	(166)
Settlements	(388)
Decreases related to lapse of statute of limitations	(1)

Balance as of September 27, 2014	$87
Increases related to prior year tax positions	55
Increases related to current year tax positions	20
Decreases related to prior year tax positions	0
Settlements	(9)
Decreases related to lapse of statute of limitations	(15)

Balance as of September 26, 2015	$138

As of September 26, 2015, unrecognized income tax benefits totaled approximately $0.1 million and all of the unrecognized tax benefits would, if recognized, impact the Company’s effective income tax rate.

The Company is principally subject to taxation by the United States and various states within the United States. The Company’s tax filings in major jurisdictions are open to examination by tax authorities by the Internal Revenue Service from fiscal year ended 2012 forward and in various state taxing authorities generally from fiscal year ended 2011 forward.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provides for the granting to each independent director of options to purchase a number of shares equal to $200,000 divided by the fair market value of the Company’s common stock on the date of each annual meeting of stockholders and a number of shares of restricted stock equal to $20,000 divided by such fair market value.

As of September 26, 2015, there were approximately 1.5 million shares of Common Stock, 6.3 million shares of Class A Common Stock and no shares of Preferred Stock reserved for outstanding equity awards, and there were approximately 3.4 million shares of Common Stock, 10.3 million shares of Class A Common Stock and 0.5 million shares of Preferred Stock remaining for future awards.

Stock Option Awards

The Company recognized share-based compensation expense of $8.3 million, $7.7 million and $15.9 million for the years ended September 26, 2015, September 27, 2014 and September 28, 2013, respectively, as a component of selling, general and administrative expenses. Share-based compensation expense in fiscal 2015, 2014 and 2013 consisted of $3.3 million, $2.8 million and $2.7 million, respectively, for stock options, and $3.1 million, $3.0 million and $11.2 million, respectively, for stock awards. Share-based compensation expense in fiscal 2015, 2014 and 2013 also includes $1.9 million, $1.9 million and $2.0 million, respectively, for the Company’s 401(k) matching contributions.

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

The performance-based component of the options granted in fiscal 2008, 2009 and 2010 were 100%, 60% and 20% achieved, respectively, and the related expense was recorded over the estimated service period. The Company currently estimates the performance-based component of the options granted in fiscal 2011 is not probable of achievement and is not recording related expense. As of September 26, 2015, there were 3.3 million of unvested options, of which approximately 0.3 million are subject to performance based vesting criteria. To the extent Company goals are or are not achieved, the amount of stock-based compensation recognized in the future will be adjusted.

During fiscal 2015, the Company granted time-based stock options with an exercise price based on the closing fair market value on the date of the grant. The majority of the options granted in fiscal 2015 vest in four annual installments commencing approximately one year from the date of grant and expire approximately six years after the grant date.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life from the date of grant, 3.6 years in fiscal 2015, 3.5 years in fiscal 2014 and 3.5 years in fiscal 2013; stock price volatility, 30.3% in fiscal 2015, 34.3% in fiscal 2014 and 34.8% in fiscal 2013; risk free interest rates, 1.3% in fiscal 2015, 1.6% in fiscal 2014 and 1.2% in fiscal 2013; and no dividends during the expected term.

The following table summarizes option activity for the period ended September 26, 2015:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at September 27, 2014	9,213	$10.35	3 years	$1,895
Granted	1,361	$10.58
Exercised	(2,389)	$8.86
Cancelled or expired	(1,928)	$11.86

Outstanding at September 26, 2015	6,257	$10.51	3 years	$38,663

Exercisable at September 28, 2013	6,409	$11.21	2 years	770
Exercisable at September 27, 2014	5,205	$10.81	2 years	390
Exercisable at September 26, 2015	2,910	$10.74	2 years	17,226
Expected to vest after September 26, 2015	2,783	$10.32	4 years	$17,822

The price of options to purchase shares of common stock and Class A common stock outstanding at September 26, 2015, September 27, 2014 and September 28, 2013 was $6.43 to $15.00 per share, $6.43 to $16.23 per share and $4.60 to $16.23 per share, respectively. The weighted average grant date fair value of options granted during the fiscal years ended September 26, 2105, September 27, 2014 and September 28, 2013 was $2.51, $1.93 and $1.72, respectively. The total intrinsic value of options exercised during the fiscal years ended September 26, 2015, September 27, 2014 and September 28, 2013 was $5.9 million, $1.4 million and $1.1 million, respectively.

As of September 26, 2015, there was $4.8 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted average vesting period of two years.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Awards

As of September 26, 2015 and September 27, 2014, there were approximately 1.6 million shares of restricted stock awards outstanding. Awards granted in fiscal 2015 generally vest within five years from the date of grant. In fiscal 2014, approximately $6.4 million of bonus amounts earned in fiscal 2013 were paid by granting approximately 570,000 restricted shares that vested immediately.

Restricted stock award activity during the three fiscal years in the period ended September 26, 2015 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested at September 29, 2012	785	$9.53
Granted	552	$9.26
Vested	(354)	$9.60
Forfeited	(89)	$9.37

Nonvested at September 28, 2013	894	$9.35
Granted	1,021	$7.98
Vested	(226)	$9.92
Forfeited	(80)	$8.93

Nonvested at September 27, 2014	1,609	$8.43
Granted	493	$10.55
Vested	(331)	$8.63
Forfeited	(221)	$8.84

Nonvested at September 26, 2015	1,550	$9.00

The weighted average grant date fair value of restricted stock awards granted during the fiscal years ended September 26, 2015, September 27, 2014 and September 28, 2013 was $10.55, $7.98 and $9.26, respectively. The aggregate fair value of restricted shares that vested was $3.2 million, $1.7 million and $3.4 million for fiscal 2015, 2014 and 2013, respectively.

As of September 26, 2015, there was $10.5 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of two years.

15. Shareholders’ Equity

At September 26, 2015, there were 80,000,000 shares of common stock ($0.01 par value) authorized, of which 11,908,317 were outstanding, and 100,000,000 shares of non-voting Class A common stock ($0.01 par value) authorized, of which 36,462,299 were outstanding. The preferences and relative rights of the Class A common stock are identical to common stock in all respects, except that the Class A common stock generally will have no voting rights unless otherwise required by Delaware law.

There are 3,000,000 shares of Class B stock ($0.01 par value) authorized, of which 1,652,262 were outstanding at September 26, 2015 and September 27, 2014. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and the holders of Class B stock are entitled to the lesser of ten votes per share or

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B stock have certain conversion rights and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.

During fiscal 2011, the Company’s Board of Directors authorized a $100 million share repurchase program, in part, to minimize the dilutive impact of the Company’s stock-based equity compensation programs over time. During the fiscal year ended September 26, 2015, the Company repurchased $15.1 million of stock. In total, as of September 26, 2015, the Company had repurchased approximately 7.9 million shares for an aggregate price of approximately $65.0 million under the share repurchase program.

16. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share (EPS) computations:

	Fiscal Year Ended September 26, 2015			Fiscal Year Ended September 27, 2014			Fiscal Year Ended September 28, 2013
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income (Loss)	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income (loss) available to common shareholders	$31,971	48,562	$0.66	$8,804	48,880	$0.18	$(1,929)	48,094	$(0.04)
Effect of dilutive securities:
Options to purchase common stock		520	(0.01)		69	0		0	0
Restricted shares		556	(0.01)		448	0		0	0
Diluted EPS:
Net income (loss) available to common shareholders	$31,971	49,638	$0.64	$8,804	49,397	$0.18	$(1,929)	48,094	$(0.04)

For fiscal 2015, 3.2 million options were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive.

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

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Quarterly Financial Data – Unaudited

	Fiscal 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Net sales	$307,320	$497,602	$459,446	$386,369
Gross profit	87,981	150,062	142,037	107,972
Net income (loss) attributable to Central Garden & Pet Company	(5,697)	23,237	18,800	(4,369	) (1)
Net income (loss) per share:
Basic	$(0.12)	$0.48	$0.39	$(0.09)
Diluted	$(0.12)	$0.47	$0.38	$(0.09)
Weighted average common shares outstanding:
Basic	49,379	48,384	48,167	48,322
Diluted	49,379	49,439	49,290	48,322

	Fiscal 2014
	1st Quarter	2nd Quarter	3rd Quarter		4th Quarter
	(in thousands, except per share amounts)
Net sales	$290,521	$501,611	$437,987		$374,238
Gross profit	79,741	147,596	119,131		107,556
Net income (loss) attributable to Central Garden & Pet Company	(12,708)	20,895	4,687	(2)	(4,070	) (2)
Net income (loss) per share:
Basic	$(0.26)	$0.43	$0.10		$(0.08)
Diluted	$(0.26)	$0.43	$0.09		$(0.08)
Weighted average common shares outstanding:
Basic	48,368	48,688	49,148		49,324
Diluted	48,368	49,116	49,841		49,324

(1)	The Company recognized a $7.3 million non-cash impairment charge to its indefinite-lived intangible assets as a result of increased competition and declining sales volume in its Pet segment during the fourth quarter of fiscal 2015.
(2)	The Company recognized a $16.9 million charge related to certain products introduced in fiscal 2013 and a $2.0 million gain on the sale of manufacturing plant assets in its Garden segment during the third quarter of fiscal 2014, as well as a $2.9 million gain on the sale of manufacturing plant assets in its Garden segment in the fourth quarter of fiscal 2014.

18. Transactions with Related Parties

During fiscal 2015, 2014 and 2013, Tech Pac, a subsidiary of the Company, made purchases from Contract Packaging, Inc, (“CPI”), Tech Pac’s principal supplier and a minority 20% shareholder in Tech Pac. Tech Pac’s total purchases from CPI were approximately $35.2 million, $30.8 million and $32.5 million for fiscal years 2015, 2014 and 2013, respectively. Amounts due to CPI as of September 26, 2015 and September 27, 2014 were $0.6 million and $0.6 million, respectively.

19. Business Segment Data

The Company’s chief operating decision-maker is its Chief Executive Officer. Operating segments are managed separately because each segment represents a strategic business that offers different products or services. The Company’s chief operating decision maker evaluates performance based on profit or loss from

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Pet segment consists of Four Paws Products, TFH Publications, Kaytee, Aquatics, Interpet, IMS, Pets International, Breeder’s Choice and Life Sciences. These businesses are engaged in the manufacturing, purchase, sale and delivery of internally and externally produced pet supplies, books and food principally to independent pet distributors, national and regional retail chains, grocery stores, mass merchants and bookstores. The Garden segment consists of Pennington Seed, Matthews Four Seasons, Grant’s, AMBRANDS, Lilly Miller, the Pottery Group, Gulfstream and GKI/Bethlehem Lighting. Products manufactured, designed and sourced, or distributed are products found typically in the lawn and garden sections of mass merchandisers, warehouse-type clubs, home improvement centers and nurseries and include grass seed, bird feed, clay pottery, outdoor wooden planters and trellises, herbicides and insecticides. These products are sold directly to national and regional retail chains, independent garden distributors, grocery stores, nurseries and garden supply retailers.

The Corporate division includes expenses associated with corporate functions and projects, certain employee benefits, interest income, interest expense and intersegment eliminations.

The following table indicates each class of similar products which represented approximately 10% or more of the Company’s consolidated net sales in the fiscal years presented (in millions).

Category	2015	2014	2013
Pet supplies (excluding wild bird feed)	$827.7	$774.2	$807.4
Garden controls and fertilizer products	286.3	262.5	274.9
Wild bird feed	193.2	202.1	210.8
Other garden supplies	181.4	182.5	183.5
Grass seed	162.1	183.1	177.0

Total	$1,650.7	$1,604.4	$1,653.6

See Note 5 – Concentrations of Credit Risk and Significant Customers and Suppliers, for the Company’s largest customers by segment.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to the Company’s business segments for each of the three most recent fiscal years is presented in the table below (in thousands):

	Fiscal Year Ended
	September 26, 2015	September 27, 2014	September 28, 2013
Net sales:
Pet segment	$894,549	$845,505	$888,228
Garden segment	756,188	758,852	765,405

Total	$1,650,737	$1,604,357	$1,653,633

Income (loss) from operations:
Pet segment	$98,798 (1)	$88,077	$95,451
Garden segment	60,145	41,020 (2)	8,286 (3)
Corporate	(67,508)	(72,884)	(63,582)

Total	91,435	56,213	40,155
Interest expense	(40,027)	(42,844)	(43,112)
Interest income	129	94	142
Other income (expense)	13	403	(677)

Income (loss) before income taxes and noncontrolling interest	51,550	13,866	(3,492)
Income tax expense (benefit)	18,535	4,045	(2,592)

Net income (loss) including noncontrolling interest	33,015	9,821	(900)
Net income attributable to noncontrolling interest	1,044	1,017	1,029

Net income (loss) attributable to Central Garden & Pet Company	$31,971	$8,804	$(1,929)

Assets:
Pet segment	$465,171	$414,279	$425,988
Garden segment	310,981	337,461	388,581
Corporate and eliminations	358,602	396,987	346,591

Total	$1,134,754	$1,148,727	$1,161,160

Depreciation and amortization:
Pet segment	$15,885	$17,256	$15,753
Garden segment	5,988	6,793	6,410
Corporate	11,830	11,732	10,805

Total	$33,703	$35,781	$32,968

Expenditures for long-lived assets:
Pet segment	$17,060	$8,561	$9,694
Garden segment	2,432	5,541	7,496
Corporate	2,538	3,071	7,982

Total	$22,030	$17,173	$25,172

Noncontrolling interest is associated with the Garden segment.

(1)	Includes a $7.3 million impairment charge to indefinite-lived intangible assets as a result of increased competition and declining sales volume.
(2)	Includes a $16.9 million charge related to certain products introduced in fiscal and a $4.9 million gain from the sale of manufacturing plant assets.
(3)	Includes goodwill impairment of $7.7 million and an $11.2 million charge related to certain products introduced in fiscal 2013.

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Fiscal Year Ended September 26, 2015 (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$494,143	$100,127	$1,136,958	$(80,491)	$1,650,737
Cost of goods sold and occupancy	387,632	76,597	773,369	(74,913)	1,162,685

Gross profit	106,511	23,530	363,589	(5,578)	488,052
Selling, general and administrative expenses	126,223	18,329	257,643	(5,578)	396,617

Income (loss) from operations	(19,712)	5,201	105,946	0	91,435
Interest expense	(39,893)	(268)	134	0	(40,027)
Interest income	126	3	0	0	129
Other income (expense)	(372)	407	(22)	0	13

Income (loss) before taxes and equity in earnings of affiliates	(59,851)	5,343	106,058	0	51,550
Income tax expense (benefit)	(21,562)	2,089	38,008	0	18,535
Equity in earnings of affiliates	70,260	0	2,445	(72,705)	0

Net income including noncontrolling interest	31,971	3,254	70,495	(72,705)	33,015
Noncontrolling interest	0	1,044	0	0	1,044

Net income attributable to Central Garden & Pet Company	$31,971	$2,210	$70,495	$(72,705)	$31,971

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Fiscal Year Ended September 27, 2014 (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$460,781	$109,453	$1,103,926	$(69,803)	$1,604,357
Cost of goods sold and occupancy	370,492	87,028	757,217	(64,404)	1,150,333

Gross profit	90,289	22,425	346,709	(5,399)	454,024
Selling, general and administrative expenses	117,240	18,230	267,740	(5,399)	397,811

Income (loss) from operations	(26,951)	4,195	78,969	0	56,213
Interest expense	(42,742)	(218)	116	0	42,844
Interest income	92	2	0	0	94
Other income (expense)	186	583	(366)	0	403

Income (loss) before taxes and equity in earnings of affiliates	(69,415)	4,562	78,719	0	13,866
Income tax expense (benefit)	(26,962)	756	30,251	0	4,045
Equity in earnings of affiliates	51,257	0	1,506	(52,763)	0

Net income loss including noncontrolling interest	8,804	3,806	49,974	(52,763)	9,821
Noncontrolling interest	0	1,017	0	0	1,017

Net income attributable to Central Garden & Pet Company	$8,804	$2,789	$49,974	$(52,763)	$8,804

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Fiscal Year Ended September 28, 2013 (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$453,001	$88,822	$1,186,328	$(74,518)	$1,653,633
Cost of goods sold and occupancy	364,120	73,068	821,524	(68,981)	1,189,731

Gross profit	88,881	15,754	364,804	(5,537)	463,902
Selling, general and administrative expenses	127,644	19,340	282,300	(5,537)	423,747

Income (loss) from operations	(38,763)	(3,586)	82,504	0	40,155
Interest expense	(42,925)	(263)	76	0	43,112
Interest income	140	2	0	0	142
Other income (expense)	(250)	398	(825)	0	(677)

Income (loss) before taxes and equity in earnings of affiliates	(81,798)	(3,449)	81,755	0	(3,492)
Income tax expense (benefit)	(46,789)	(2,567)	46,764	0	(2,592)
Equity in earnings of affiliates	33,080	0	(2,561)	(30,519)	0

Net income (loss) including noncontrolling interest	(1,929)	(882)	32,430	(30,519)	(900)
Noncontrolling interest	0	1,029	0	0	1,029

Net income (loss) attributable to Central Garden & Pet Company	$(1,929)	$(1,911)	$32,430	$(30,519)	$(1,929)

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME Fiscal Year Ended September 26, 2015 (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$31,971	$3,254	$70,495	$(72,705)	$33,015
Other comprehensive loss:
Unrealized loss on securities	(10)	0			(10)
Reclassification of realized loss on securities included in net income	20	0	0	0	20
Foreign currency translation	(1,078)	(537)	(380)	917	(1,078)

Total comprehensive income	30,903	2,717	70,115	(71,788)	31,947
Comprehensive income attributable to noncontrolling interests	0	1,044	0	0	1,044

Comprehensive income attributable to Central Garden & Pet Company	$30,903	$1,673	$70,115	$(71,788)	$30,903

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME Fiscal Year Ended September 27, 2014 (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$8,804	$3,806	$49,974	$(52,763)	$9,821
Other comprehensive loss:
Foreign currency translation	0	(200)	0	0	(200)
Unrealized loss on securities	(10)	0	0	0	(10)

Total comprehensive income	8,794	3,606	49,974	(52,763)	9,611
Comprehensive income attributable to noncontrolling interests	0	1,017	0	0	1,017

Comprehensive income attributable to Central Garden & Pet Company	$8,794	$2,589	$49,974	$(52,763)	$8,594

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME Fiscal Year Ended September 28, 2013 (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(1,929)	$(882)	$32,430	$(30,519)	$(900)
Other comprehensive loss:
Foreign currency translation	0	(97)	0	0	(97)

Total comprehensive income (loss)	(1,929)	(979)	32,430	(30,519)	(997)
Comprehensive income attributable to noncontrolling interests	0	1,029	0	0	1,029

Comprehensive loss attributable to Central Garden & Pet Company	$(1,929)	$(2,008)	$32,430	$(30,519)	$(2,026)

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED BALANCE SHEET September 26, 2015 (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$37,131	$10,022	$431	$0	$47,584
Restricted cash	13,157	0	0	0	13,157
Accounts receivable, net	51,376	6,775	149,251	0	207,402
Inventories	101,952	11,690	222,304	0	335,946
Prepaid expenses and other assets	23,807	848	25,076	0	49,731

Total current assets	227,423	29,335	397,062	0	653,820
Land, buildings, improvements and equipment, net	53,044	3,663	106,102	0	162,809
Goodwill	0	0	209,089	0	209,089
Other long term assets	33,988	3,662	77,519	(6,133)	109,036
Intercompany receivable	10,311	0	440,327	(450,638)	0
Investment in subsidiaries	1,052,755	0	0	(1,052,755)	0

Total	$1,377,521	$36,660	$1,230,099	$(1,509,526)	$1,134,754

LIABILITIES AND EQUITY
Accounts payable	$23,544	$2,543	$62,802	$0	$88,889
Accrued expenses and other liabilities	39,680	1,789	46,255	0	87,724
Current portion of long term debt	261	0	30	0	291

Total current liabilities	63,485	4,332	109,087	0	176,904
Long-term debt	399,783	0	65	0	399,848
Intercompany payable	407,197	43,441	0	(450,638)	0
Losses in excess of investment in subsidiaries	0	0	11,867	(11,867)	0
Other long-term obligations	1,770	0	55,985	(6,133)	51,622
Shareholders’ equity attributable to Central Garden & Pet	505,286	(12,207)	1,053,095	(1,040,888)	505,286
Noncontrolling interest	0	1,094	0	0	1,094

Total equity	505,286	(11,113)	1,053,095	(1,040,888)	506,380

Total	$1,377,521	$36,660	$1,230,099	$(1,509,526)	$1,134,754

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED BALANCE SHEET September 27, 2014 (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$63,471	$12,806	$2,399	$0	$78,676
Restricted cash	14,283	0	0	0	14,283
Short term investments	9,990	0	0	0	9,990
Accounts receivable, net	41,235	8,268	144,226	0	193,729
Inventories	79,199	15,210	231,977	0	326,386
Prepaid expenses and other assets	26,092	816	21,580	0	48,488

Total current assets	234,270	37,100	400,182	0	671,552
Land, buildings, improvements and equipment, net	63,059	3,649	100,141	0	166,849
Goodwill	0	0	208,233	0	208,233
Other long term assets	25,230	4,244	83,713	(11,094)	102,093
Intercompany receivable	16,906	0	351,423	(368,329)	0
Investment in subsidiaries	983,413	0	0	(983,413)	0

Total	$1,322,878	$44,993	$1,143,692	$(1,362,836)	$1,148,727

LIABILITIES AND EQUITY
Accounts payable	$28,937	$3,542	$55,949	$0	$88,428
Accrued expenses and other liabilities	34,412	1,868	48,390	0	84,670

Total current liabilities	63,349	5,410	104,339	0	173,098
Long-term debt	449,855	0	93	0	449,948
Intercompany payable	323,315	45,014	0	(368,329)	0
Losses in excess of investment in subsidiaries	0	0	7,594	(7,594)	0
Other long-term obligations	1,636	0	48,686	(11,094)	39,228
Shareholders’ equity attributable to Central Garden & Pet	484,723	(7,161)	982,980	(975,819)	484,723
Noncontrolling interest	0	1,730	0	0	1,730

Total equity	484,723	(5,431)	982,980	(975,819)	486,453

Total	$1,322,878	$44,993	$1,143,692	$(1,362,836)	$1,148,727

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended September 26, 2015 (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(18,948)	$7,372	$105,744	$(6,719)	$87,449

Additions to property, plant and equipment	(2,687)	(405)	(18,938)	0	(22,030)
Payments to acquire companies, net of expenses	(38,384)	0	0	0	(38,384)
Change in restricted cash and cash equivalents	1,126	0	0	0	1,126
Maturities of short term investments	9,997	0	0	0	9,997
Investment in short term investments	(17)	0	0	0	(17)
Other investing activities	(546)	0	0	0	(546)
Intercompany investing activities	6,595	0	(88,905)	82,310	0

Net cash (used) provided by investing activities	(23,916)	(405)	(107,843)	82,310	(49,854)

Repayments on revolving line of credit	(312,000)	0	0	0	(312,000)
Borrowings on revolving line of credit	312,000	0	0	0	312,000
Repayments of long-term debt	(50,262)	0	(27)	0	(50,289)
Proceeds from issuance of common stock	200	0	0	0	200
Excess tax benefits from stock-based awards	2,154	0	0	0	2,154
Repurchase of common stock	(18,497)	0	0	0	(18,497)
Payment of deferred financing costs	(258)	0	0	0	(258)
Distribution to parent	0	(6,719)	0	6,719	0
Distribution to noncontrolling interest	0	(1,680)	0	0	(1,680)
Intercompany financing activities	83,884	(1,574)	0	(82,310)	0

Net cash provided (used) by financing activities	17,221	(9,973)	(27)	(75,591)	(68,370)

Effect of exchange rates on cash	(697)	222	158	0	(317)

Net increase (decrease) in cash and cash equivalents	(26,340)	(2,784)	(1,968)	0	(31,092)
Cash and cash equivalents at beginning of year	63,471	12,806	2,399	0	78,676

Cash and cash equivalents at end of year	$37,131	$10,022	$431	$0	$47,584

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended September 27, 2014 (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(4,139)	$7,420	$125,720	$(2,534)	$126,467

Additions to property, plant and equipment	(6,721)	(1,027)	(9,425)	0	(17,173)
Businesses acquired, net of cash acquired	0	0	(20,282)	0	(20,282)
Proceeds from disposal of plant and equipment	0	0	8,737	0	8,737
Change in restricted cash and cash equivalents	(14,283)	0	0	0	(14,283)
Maturities of short term investments	17,820	0	0	0	17,820
Investment in short term investments	(10,000)	0	0	0	(10,000)
Intercompany investing activities	(6,726)	0	(104,926)	111,652	0

Net cash (used) provided by investing activities	(19,910)	(1,027)	(125,896)	111,652	(35,181)

Repayments on revolving line of credit	(301,000)	0	0	0	(301,000)
Borrowings on revolving line of credit	278,000	0	0	0	278,000
Repayments of long-term debt	(243)	0	(124)	0	(367)
Proceeds from issuance of common stock	1,165	0	0	0	1,165
Excess tax benefits from stock-based awards	498	0	0	0	498
Repurchase of common stock	(2,332)	0	0	0	(2,332)
Payment of deferred financing costs	(3,090)	0	0	0	(3,090)
Distribution to parent	0	(2,534)	0	2,534	0
Distribution to noncontrolling interest	0	(633)	0	0	(633)
Intercompany financing activities	109,057	2,595	0	(111,652)	0

Net cash provided (used) by financing activities	82,055	(572)	(124)	(109,118)	(27,759)

Effect of exchange rates on cash	27	(18)	(16)	0	(7)

Net increase (decrease) in cash and cash equivalents	58,033	5,803	(316)	0	63,520
Cash and cash equivalents at beginning of year	5,438	7,003	2,715	0	15,156

Cash and cash equivalents at end of year	$63,471	$12,806	$2,399	$0	$78,676

CENTRAL GARDEN & PET COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Fiscal Year Ended September 28, 2013 (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(31,250)	$(11,632)	$17,116	$(2,516)	$(28,282)

Additions to property, plant and equipment	(8,656)	(337)	(16,179)	0	(25,172)
Businesses acquired, net of cash acquired	0	0	(4,835)	0	(4,835)
Sale of short term investments	4,885	0	0	0	4,885
Intercompany investing activities	8,986	0	2,923	(11,909)	0

Net cash (used) provided by investing activities	5,215	(337)	(18,091)	(11,909)	(25,122)

Repayments on revolving line of credit	(368,000)	0	0	0	(368,000)
Borrowings on revolving line of credit	391,000	0	0	0	391,000
Repayments of long-term debt	(206)	0	(126)	0	(332)
Proceeds from issuance of common stock	613	0	0	0	613
Excess tax benefits from stock-based awards	388	0	0	0	388
Repurchase of common stock	(2,731)	0	0	0	(2,731)
Distribution to parent	0	(2,516)	0	2,516	0
Distribution to noncontrolling interest	0	(629)	0	0	(629)
Intercompany financing activities	(28,896)	16,987	0	11,909	0

Net cash provided (used) by financing activities	(7,832)	13,842	(126)	14,425	20,309

Effect of exchange rates on cash	36	(263)	3	0	(224)

Net increase (decrease) in cash and cash equivalents	(33,831)	1,610	(1,098)	0	(33,319)
Cash and cash equivalents at beginning of year	39,269	5,393	3,813	0	48,475

Cash and cash equivalents at end of year	$5,438	$7,003	$2,715	$0	$15,156

21. Subsequent Events

Debt Refinancing

In November 2015, the Company issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the“2023 Notes”). The 2023 Notes are unconditionally guaranteed on a senior basis by each of the Company’s existing and future domestic restricted subsidiaries which are borrowers under or guarantors of the senior secured revolving credit facility. The Company used the net proceeds from the offering, together with available cash, to redeem its outstanding 8.25% senior subordinated notes due March 1, 2018 (the “2018 Notes”) and pay fees and expenses related to the offering. As a result of the Company’s redemption of the 2018 Notes, it will recognize a charge in its fiscal 2016 first quarter of approximately $8.3 million related to the payment of the call premium, a one-time payment of overlapping interest expense for 30 days of approximately $2.8 million and a $3.2 million non-cash charge for the write-off of unamortized financing costs in interest expense. The Company expects its annual interest expense on the 2023 Notes going forward to be approximately $8.5 million less than under the 2018 Notes.

DMC Acquisition

On December 1, 2015, the Company purchased the pet bedding and certain other assets of National Consumers Outdoors Corp., formerly known as Dallas Manufacturing Company (“DMC”), for a cash purchase price of $61 million. This acquisition is expected to complement the Company’s existing dog and cat business.

EXHIBIT INDEX

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation, including the Certificate of Designation – Series A Convertible Preferred Stock and Certificate of Designation – Series B Convertible Preferred Stock.	10-K	001-33268	3.1	12/14/2006

3.2	Amended and Restated By-laws of Central Garden & Pet Company, effective August 18, 2015.					X

4.1	Specimen Common Stock Certificate.	S-1	33-48070	4.1	5/21/1992

4.2	Specimen Class A Common Stock Certificate.	8-A	001-33268	1	1/24/2007

4.3	Indenture, dated as of March 8, 2010, by and between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-33268	4.2	3/8/2010

4.4	First Supplemental Indenture, dated as of March 8, 2010, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to 8.25% Senior Subordinated Notes due 2018.	8-K	001-33268	4.3	3/8/2010

4.5	Second Supplemental Indenture, dated as of February 13, 2012, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to 8.25% Senior Subordinated Notes due 2018.	8-K	001-33268	4.1	2/13/2012

4.6	Third Supplemental Indenture, dated as of November 9, 2015, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to 6.125% Senior Notes due 2023.					X

10.1*	Form of Indemnification Agreement between the Company and Executive Officers and Directors.	S-1	33-48070	10.18	5/21/1992

10.2	Credit Agreement dated December 5, 2013 among the Company, certain of the Company’s domestic subsidiaries, as borrowers and guarantors, a syndicate of financial institutions party thereto, SunTrust Bank, as administrative agent and swingline lender, and SunTrust Robinson Humphrey, Inc., U.S. Bank National Association and Harris Bank as joint lead arrangers and bookrunners.	10-Q	001-33268	10.1	2/6/2014

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.3	Amendment No. 1, dated November 3, 2015, to Credit Agreement dated December 5, 2013.	8-K	001-33268	10.1	11/9/2015

10.4*	2003 Omnibus Equity Incentive Plan, as amended and restated effective February 13, 2012.	8-K	001-33268	10.2	2/15/2012

10.5*	Form of Nonstatutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan.	10-K	000-20242	10.5.1	12/9/2004

10.6*	Form of Restricted Stock Agreement for 2003 Omnibus Equity Incentive Plan.	10-K	000-20242	10.5.2	12/9/2004

10.7*	Form of Performance-Based Non-Statutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan	10-K	001-33268	10.4.3	11/19/2010

10.8*	Nonemployee Director Equity Incentive Plan, as amended and restated effective December 10, 2008 (Incorporated by reference from Exhibit 10.5 to the Company’s Form 10-Q for the fiscal quarter ended March 28, 2009).	10-Q	001-33268	10.5	5/7/2009

10.9*	Form of Nonstatutory Stock Option Agreement for Nonemployee Director Equity Incentive Plan.	10-Q	000-20242	10.6.1	2/3/2005

10.10*	Form of Restricted Stock Agreement for Nonemployee Director Equity Incentive Plan.	10-Q	000-20242	10.6.2	2/3/2005

10.11*	Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III.	10-K/A	000-20242	10.20	1/20/1999

10.12*	Modification and Extension of Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III, dated as of May 6, 2003.	10-Q	000-20242	10.7.1	8/8/2003

10.13*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of April 10, 2006, between the Company and Brooks M. Pennington III.	8-K	000-20242	10.1	4/14/2006

10.14*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of July 1, 2008, between the Company and Brooks M. Pennington III.	10-K	001-33268	10.7.2	11/26/2008

10.15*	Amendment of Employment Agreement and Non-Competition Agreement between the Company and Brooks M. Pennington III, dated March 20, 2012.	10-Q	001-33268	10.1	2/7/2013

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.16*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of March 1, 2014, between the Company and Brooks M. Pennington III.	10-Q	001-33268	10.1	2/5/2015

10.17*	Form of Agreement to Protect Confidential Information, Intellectual Property and Business Relationships.	8-K	000-20242	10.1	10/14/2005

10.18*	Form of Post-Termination Consulting Agreement.	8-K	000-20242	10.2	10/14/2005

10.19*	Consulting Services Agreement between the Company and Gus Halas, dated January 15, 2013.	10-Q	001-33268	10.2	2/7/2013

10.20*	Employment Agreement between the Company and John Ranelli, dated January 9, 2013.	10-Q	001-33268	10.3	2/7/2013

10.21*	Amendment to Employment Agreement dated July 22, 2015 between the Company and John R. Ranelli.	8-K	001-33268	10.1	7/27/2015

10.22*	Election for Additional Compensation and Release Agreement between the Company and Steven LaMonte, effective April 19, 2014	10-K	001-33268	10.22	12/11/2014

10.23*	Employment Agreement between the Company and David Chichester, effective September 2, 2015.					X

10.24*	Employment Agreement between the Company and George A. Yuhas, effective March 1, 2011.					X

12	Statement re Computation of Ratios of Earnings to Fixed Charges.					X

14	Code of Ethics, updated May 2009	10-K	001-33268	14	12/13/2012

21	List of Subsidiaries.					X

23	Consent of Independent Registered Public Accounting Firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).					X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Management contract or compensatory plan or arrangement.