Form 10-Q
period 2015-12-26
CENTRAL GARDEN & PET CO
filed 2016-02-04
CIK 887733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of January 29, 2016	11,908,317
Class A Common Stock Outstanding as of January 29, 2016	36,592,397
Class B Stock Outstanding as of January 29, 2016	1,652,262

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in the Form 10-K for the fiscal year ended September 26, 2015, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materializes, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in, or imply by, any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances, except as required by law. Presently known risk factors include, but are not limited to, the following factors:

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

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	December 26,	December 27,	September 26,
	2015	2014	2015
ASSETS
Current assets:
Cash and cash equivalents	$9,006	$79,588	$47,584
Restricted cash	11,939	19,690	13,157
Short term investments	0	9,992	0
Accounts receivable (less allowance for doubtful accounts of $21,213, $24,184 and $19,296)	195,357	142,877	207,402
Inventories	416,458	399,936	335,946
Prepaid expenses and other	59,873	64,280	49,731

Total current assets	692,633	716,363	653,820
Land, buildings, improvements and equipment—net	163,948	163,546	162,809
Goodwill	209,089	208,233	209,089
Other intangible assets—net	74,552	87,061	75,460
Other assets	70,987	9,104	30,419

Total	$1,211,209	$1,184,307	$1,131,597

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$129,091	$128,485	$88,889
Accrued expenses	89,047	93,208	87,724
Current portion of long-term debt	292	50,289	291

Total current liabilities	218,430	271,982	176,904
Long-term debt	435,893	395,257	396,691
Other long-term obligations	58,005	42,212	51,622
Equity:
Common stock, $.01 par value: 11,908,317, 12,220,627, and 11,908,317 shares outstanding at December 26, 2015, December 27, 2014 and September 26, 2015	119	122	119
Class A common stock, $.01 par value: 36,591,487, 36,445,726 and 36,462,299 shares outstanding at December 26, 2015, December 27, 2014 and September 26, 2015	366	364	364
Class B stock, $.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	390,583	393,494	388,636
Accumulated earnings	107,385	80,136	115,987
Accumulated other comprehensive income (loss)	(69)	670	164

Total Central Garden & Pet Company shareholders’ equity	498,400	474,802	505,286
Noncontrolling interest	481	54	1,094

Total equity	498,881	474,856	506,380

Total	$1,211,209	$1,184,307	$1,131,597

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	December 26, 2015	December 27 2014
Net sales	$359,812	$307,320
Cost of goods sold and occupancy	260,026	219,339

Gross profit	99,786	87,981
Selling, general and administrative expenses	91,013	86,843

Income from operations	8,773	1,138
Interest expense	(22,145)	(10,503)
Interest income	22	71
Other expense	(473)	(368)

Loss before income taxes and noncontrolling interest	(13,823)	(9,662)
Income tax benefit	(5,200)	(3,969)

Loss including noncontrolling interest	(8,623)	(5,693)
Net income (loss) attributable to noncontrolling interest	(21)	4

Net loss attributable to Central Garden & Pet Company	$(8,602)	$(5,697)

Net loss per share attributable to Central Garden & Pet Company:
Basic	$(0.18)	$(0.12)

Diluted	$(0.18)	$(0.12)

Weighted average shares used in the computation of net income per share:
Basic	48,566	49,379
Diluted	48,566	49,379

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	December 26, 2015	December 27, 2014
Net loss	$(8,623)	$(5,693)
Other comprehensive loss:
Unrealized loss on securities	0	(10)
Foreign currency translation	(233)	(552)

Total comprehensive loss	(8,856)	(6,255)
Comprehensive income (loss) attributable to noncontrolling interest	(21)	4

Comprehensive loss attributable to Central Garden & Pet Company	$(8,835)	$(6,259)

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	December 26, 2015	December 27, 2014
Cash flows from operating activities:
Net loss	$(8,623)	$(5,693)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	9,032	8,464
Amortization of deferred financing costs	417	524
Stock-based compensation	2,218	1,592
Excess tax benefits from stock-based awards	(900)	(40)
Deferred income taxes	3,997	2,500
Write-off of deferred financing costs	3,337	0
Loss (Gain) on sale of property and equipment	(14)	44
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	33,736	50,650
Inventories	(61,101)	(73,868)
Prepaid expenses and other assets	(6,921)	(15,622)
Accounts payable	23,404	40,090
Accrued expenses	622	7,124
Other long-term obligations	315	87

Net cash (used) provided by operating activities	(481)	15,852

Cash flows from investing activities:
Additions to property and equipment	(5,256)	(4,069)
Payments to acquire companies, net of cash acquired	(68,529)	0
Change in restricted cash	1,218	(5,407)
Investment in short-term investments	(0)	(12)
Other investing activities	(200)	0

Net cash used in investing activities	(72,767)	(9,488)

Cash flows from financing activities:
Repayments of long-term debt	(400,072)	(72)
Proceeds from issuance of long-term debt	400,000	0
Borrowings under revolving line of credit	79,000	0
Repayments under revolving line of credit	(37,000)	(0)
Proceeds from issuance of common stock	0	188
Repurchase of common stock, including shares surrendered for tax withholding	(1,167)	(3,742)
Distribution to noncontrolling interest	(592)	(1,680)
Payment of financing costs	(6,324)	0
Excess tax benefits from stock-based awards	900	40

Net cash provided (used) by financing activities	34,745	(5,266)
Effect of exchange rate changes on cash and cash equivalents	(75)	(186)

Net increase (decrease) in cash and cash equivalents	(38,578)	912
Cash and equivalents at beginning of period	47,584	78,676

Cash and equivalents at end of period	$9,006	$79,588

Supplemental information:
Cash paid for interest	$17,844	$848

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended December 26, 2015

(Unaudited)

1.	Basis of Presentation

The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of December 26, 2015 and December 27, 2014, the condensed consolidated statements of operations for the three months ended December 26, 2015 and December 27, 2014, the condensed consolidated statements of comprehensive income for the three months ended December 26, 2015 and December 27, 2014 and the condensed consolidated statements of cash flows for the three months ended December 26, 2015 and December 27, 2014 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.

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

Due to the seasonal nature of the Company’s garden business, the results of operations for the three month periods ended December 26, 2015 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2015 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 26, 2015 balance sheet presented herein was derived from the audited financial statements.

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

Derivative Instruments

The Company principally uses a combination of purchase orders and various short and long-term supply arrangements in connection with the purchase of raw materials, including certain commodities. The Company may also enter into commodity futures, options and swap contracts to reduce the volatility of price fluctuations of corn, which impacts the cost of raw materials. The Company’s primary objective when entering into these derivative contracts is to achieve greater certainty with regard to the future price of commodities purchased for use in its supply chain. These derivative contracts are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into derivative contracts for speculative purposes and does not use leveraged instruments.

The Company does not perform the assessments required to achieve hedge accounting for commodity derivative positions. Accordingly, the changes in the values of these derivatives are recorded currently in other income (expense) in its condensed consolidated statements of operations. As of December 26, 2015 and December 27, 2014, the Company had no outstanding derivative instruments.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

Discontinued Operations

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 provides amended guidance for reporting discontinued operations and disclosures of disposals of components. The amended guidance raises the threshold for disposals to qualify as discontinued operations and permits significant continuing involvement and continuing cash flows with the discontinued operation. In addition, the amended guidance requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The amended guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014 and became effective for the Company September 27, 2015. The adoption of the applicable sections of this ASC will have an impact on the presentation of any future discontinued operations the Company may have.

Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03(ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. In August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-15, Interest – Imputation of Interest (Subtopic 835-30). This ASU provides additional guidance on ASU 2015-03 with respect to line of credit arrangements, whereby specify debt issuance costs as part of line-of-credit arrangements may continue to be deferred and presented as an asset on the balance sheet. Recognition and measurement guidance for debt issuance costs are not affected. The Company adopted the guidance in ASU’s 2015-03 and 2015-15 as of September 27, 2015. See “Change in Accounting Principle” below.

Business Combinations

In September 2015, the FASB issued ASU No. 2015-16 (ASU 2015-16), Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period after an acquisition within the reporting period they are determined. This is a change from the previous requirement that the adjustments be recorded retrospectively. The ASU also requires disclosure of the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the adjustment to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015; early adoption is permitted. The Company has early adopted the guidance prospectively as of September 27, 2015. The adoption of this standard will impact the Company’s presentation of measurement period adjustments for any future business combinations.

Accounting Standards Not Yet Adopted

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

Balance Sheet Classification of Deferred Taxes.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU eliminates the current requirement for entities to present deferred tax liabilities and assets as current and noncurrent in a classified statement of financial position and instead requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact the adoption of ASU 2015-17 will have on its consolidated financial statements.

Change in Accounting Principle

Prior to its early adoption of ASU 2015-03, the Company recorded issuance costs associated with its long term debt as a long-term asset on its consolidated balance sheet. The guidance in ASU 2015-03 requires the Company to present debt issuance costs in the consolidated balance sheet as a direct deduction from the carrying amount of the related debt liability. Changes in accounting principles are to be reported through retrospective application of the new principle to all prior financial statement periods presented. Accordingly, the condensed consolidated balance sheets have been adjusted to reflect the effects of reclassifying debt issuance costs from long-term assets to a direct deduction from the carrying amount of the related debt liability as follows.

Financial Statement Line Item	Previously Reported September 26, 2015	Reclassifications	As Adjusted September 26, 2015
Other assets	$33,576	$(3,157)	$30,419
Total assets	1,134,754	(3,157)	1,131,597
Long term debt	399,848	(3,157)	396,691
Total liabilities and equity	1,134,754	(3,157)	1,131,597

Financial Statement Line Item	Previously Reported December 27, 2014	Reclassifications	As Adjusted December 27, 2014
Other assets	$13,760	$(4,656)	$9,104
Total assets	1,188,963	(4,656)	1,184,307
Long term debt	399,913	(4,656)	395,257
Total liabilities and equity	1,188,963	(4,656)	1,184,307

2.	Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 26, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (b)	$0	$0	$5,625	$5,625

Total liabilities	$0	$0	$5,625	$5,625

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 27, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short term investments (a)	$9,992	$0	$0	$9,992

Total assets	$9,992	$0	$0	$9,992

Liabilities:
Liability for contingent consideration (b)	$0	$0	$4,414	$4,414

Total liabilities	$0	$0	$4,414	$4,414

The following table presents our financial assets and liabilities at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 26, 2015:

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (b)	$0	$0	$3,625	$3,625

Total liabilities	$0	$0	$3,625	$3,625

(a)	The fair value of short-term investments is based on quoted prices in active markets for identical assets.
(b)	The liability for contingent consideration relates to an earn-out for B2E, acquired in December 2012 and future performance-based contingent payments for Hydro-Organics Wholesale, Inc., acquired in October 2015. The fair value of the estimated contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity. This is presented as part of long-term liabilities in our consolidated balance sheets.

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the periods ended December 26, 2015 and December 27, 2014 (in thousands):

Amount
Balance as of September 26, 2015	$3,625
Estimated contingent performance-based consideration established at the time of acquisition	2,000
Changes in the fair value of contingent performance-based payments established at the time of acquisition	0

Balance as of December 26, 2015	$5,625

Amount
Balance as of September 27, 2014	$4,414
Changes in the fair value of contingent performance-based payments established at the time of acquisition	0

Balance as of December 27, 2014	$4,414

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended December 26, 2015 and December 27, 2014, the Company was not required to measure any significant non-financial assets and liabilities at fair value.

Fair Value of Other Financial Instruments

In November 2015, the Company issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”). The estimated fair value of the Company’s 2023 Notes as of December 26, 2015 was $404.0 million, compared to a carrying value of $393.8 million.

In January 2015, the Company called $50 million aggregate principal amount of the Company’s senior subordinated notes due 2018 (the “2018 Notes”) for redemption on March 1, 2015 at a price of 102.063%. In December 2015, the Company redeemed the remaining $400 million aggregate principal amount of the 2018 Notes at a price of 102.063%. The estimated fair value of the Company’s $450 million principal amount of 2018 Notes as of December 27, 2014 was $461.9 million, compared to a carrying value of $444.9 million. The estimated fair value of the Company’s $400 million aggregate principal amount of 2018 Notes as of September 26, 2015 was $410.5 million, compared to a carrying value of $396.5 million. The estimated fair value is based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.

3.	Acquisitions

IMS Trading Corp

On July 31, 2015, the Company purchased substantially all of the assets of IMS Trading Corp. for a purchase price of approximately $23 million. IMS Trading Corp was a manufacturer, importer and distributor of rawhide, natural dog treats and pet products throughout the United States and internationally. The purchase price exceeded the fair value of the net tangible assets acquired by approximately $4.9 million, which is included in other assets in our consolidated balance sheet as of December 26, 2015, as the Company has not yet finalized the allocation of the purchase price to the fair value of the intangible assets acquired. This acquisition is expected to complement the Company’s existing dog and cat business.

Hydro-Organics Wholesale Inc.

On October 1, 2015, the Company purchased Hydro-Organics Wholesale, Inc., an organic fertilizer business, for a purchase price of approximately $7.8 million cash and approximately $2.0 million of estimated contingent future performance-based payments. The purchase price exceeded the estimated fair value of the tangible net assets acquired by approximately $6.0 million and is included in other assets in the Company’s condensed consolidated balance sheet as of December 26, 2015, as the Company has not yet finalized the allocation of the purchase price to the fair value of the intangible assets acquired. This acquisition is expected to complement the Company’s existing garden fertilizer category.

DMC

On December 1, 2015, the Company purchased the pet bedding business and certain other assets of National Consumers Outdoors Corp., formerly known as Dallas Manufacturing Company (“DMC”), for a cash purchase price of approximately $61 million. The purchase price exceeded the estimated fair value of the tangible net assets acquired by approximately $34.0 million and is included in other assets in the Company’s condensed consolidated balance sheet as of December 26, 2015, as the Company has not yet finalized the allocation of the purchase price to the fair value of the intangible assets acquired. This acquisition is expected to complement the Company’s existing dog and cat business.

4.	Inventories, net

Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	December 26, 2015	December 27, 2014	September 26, 2015
Raw materials	$118,827	$111,012	$94,969
Work in progress	15,086	13,006	15,268
Finished goods	271,134	260,314	215,673
Supplies	11,411	15,604	10,036

Total inventories, net	$416,458	$399,936	$335,946

5.	Goodwill

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

6.	Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
		(in millions)
December 26, 2015
Marketing-related intangible assets – amortizable	$14.1	$(10.7)	$0	$3.4
Marketing-related intangible assets – nonamortizable	59.6	0	(24.2)	35.4

Total	73.7	(10.7)	(24.2)	38.8

Customer-related intangible assets – amortizable	43.3	(22.8)	0	20.5

Other acquired intangible assets – amortizable	19.3	(10.7)	0	8.6
Other acquired intangible assets – nonamortizable	7.8	0	(1.2)	6.6

Total	27.1	(10.7)	(1.2)	15.2

Total other intangible assets	$144.1	$(44.2)	$(25.4)	$74.5

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
		(in millions)
December 27, 2014
Marketing-related intangible assets – amortizable	$15.5	$(10.1)	$0	$5.4
Marketing-related intangible assets – nonamortizable	59.6	0	(16.9)	42.7

Total	75.1	(10.1)	(16.9)	48.1

Customer-related intangible assets – amortizable	42.8	(20.7)	0	22.1

Other acquired intangible assets – amortizable	19.4	(9.0)	0	10.4
Other acquired intangible assets – nonamortizable	7.7	0	(1.2)	6.5

Total	27.1	(9.0)	(1.2)	16.9

Total other intangible assets	$145.0	$(39.8)	$(18.1)	$87.1

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
		(in millions)
September 26, 2015
Marketing-related intangible assets – amortizable	$14.1	$(10.4)	$0	$3.7
Marketing-related intangible assets – nonamortizable	59.6	0	(24.2)	35.4

Total	73.7	(10.4)	(24.2)	39.1

Customer-related intangible assets – amortizable	43.3	(22.3)	0	21.0

Other acquired intangible assets – amortizable	19.3	(10.5)	0	8.8
Other acquired intangible assets – nonamortizable	7.8	0	(1.2)	6.6

Total	27.1	(10.5)	(1.2)	15.4

Total other intangible assets	$144.1	$(43.2)	$(25.4)	$75.5

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

Other factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in fiscal 2015 or during the three months ended December 26, 2015, and accordingly, no impairment testing was performed on these assets.

The Company amortizes its acquired intangible assets with definite lives over periods ranging from 1 to 25 years; over weighted average remaining lives of six years for marketing-related intangibles, 14 years for customer-related intangibles and 14 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $1.0 million and $0.9 million for the three month periods ended December 26, 2015 and December 27, 2014, respectively, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $4 million per year from fiscal 2016 through fiscal 2020.

7.	Long-Term Debt

Long-term debt consists of the following:

	December 26, 2015	December 27, 2014	September 26, 2015
	(in thousands)
Senior notes, interest at 6.125%, payable semi-annually, principal due May 2023	$400,000	$0	$0
Senior subordinated notes, interest at 8.25%, payable semi-annually, repaid in December 2015	0	450,000	400,000
Unamortized discount	0	(440)	(309)
Unamortized debt issuance costs	(6,194)	(4,656)	(3,157)

Net carrying value	393,806	444,904	396,534
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.25% to 1.75% or Base Rate plus a margin of 0.25% to 0.75%, final maturity December 2018	42,000	0	0
Other notes payable	379	642	448

Total	436,185	445,546	396,982
Less current portion	(292)	(50,289)	(291)

Long-term portion	$435,893	$395,257	$396,691

Senior Notes and Redemption of Senior Subordinated Notes

On November 9, 2015, the Company issued $400 million aggregate principal amount of 6.125% senior notes due November 2023. In December 2015, the Company used the net proceeds from the offering, together with available cash, to redeem its $400 million aggregate principal amount of 8.25% senior subordinated notes due March 1, 2018 at a price of 102.063% of the principal amount and to pay fees and expenses related to the offering.

The Company incurred approximately $6.3 million of debt issuance costs in conjunction with these transactions, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs will be amortized over the term of the 2023 Notes.

As a result of the Company’s redemption of the 2018 Notes, the Company incurred a call premium payment of $8.3 million, overlapping interest expense for 30 days of approximately $2.7 million and a $3.3 million non-cash charge for the write off of unamortized deferred financing costs and discount related to the 2018 Notes. These amounts are included in interest expense in the condensed consolidated statements of operations.

The 2023 Notes require semiannual interest payments, which commence on May 15, 2016. The 2023 Notes are unconditionally guaranteed on a senior basis by each of the Company’s existing and future domestic restricted subsidiaries which are borrowers under or guarantors of Central’s senior secured revolving credit facility. The 2023 Notes are unsecured senior obligations and are subordinated to all of the Company’s existing and future secured debt, including the Company’s Credit Facility, to the extent of the value of the collateral securing such indebtedness.

The Company may redeem some or all of the 2023 Notes at any time, at its option, prior to November 15, 2018 at the principal amount plus a “make whole” premium. At any time prior to November 15, 2018, the Company may also redeem, at its option, up to 35% of the original aggregate principal amount of the notes with the proceeds of certain equity offerings at a redemption price of 106.125% of the principal amount of the notes. The Company may redeem some or all of the 2023 Notes, at its option, at any time on or after November 15, 2018 for 104.594%, on or after November 15, 2019 for 103.063%, on or after November 15, 2020 for 101.531% and on or after November 15, 2021 for 100%, plus accrued and unpaid interest.

The holders of the 2023 Notes have the right to require the Company to repurchase all or a portion of the 2023 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.

The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all covenants as of December 26, 2015.

Asset Backed Loan Facility

On December 5, 2013, the Company entered into a credit agreement which provides up to a $390 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on December 5, 2018 and replaced the Company’s prior revolving credit facility. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of December 26, 2015, there were borrowings of $42.0 million outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $6.0 million outstanding as of December 26, 2015.

The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of December 26, 2015, the borrowing availability was $293.0 million and the remaining borrowing availability, after taking into consideration $42.0 million of outstanding borrowings, was $251.0 million. Borrowings under the Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s total outstanding borrowings. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25%-1.75% (and was 1.25% at December 26, 2015) and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.75% (and was 0.25% at December 26, 2015). As of December 26, 2015, the applicable interest rate related to Base Rate borrowings was 3.75%, and the applicable interest rate related to LIBOR-based borrowings was 1.49%.

The Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all assets of the Company. The Company was in compliance with all financial covenants under the Credit Facility during the period ended December 26, 2015.

8.	Supplemental Equity Information

The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest for the three months ended December 26, 2015 and December 27, 2014:

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 26, 2015	$119	$364	$16	$388,636	$115,987	$164	$505,286	$1,094	$506,380
Comprehensive loss					(8,602)	(233)	(8,835)	(21)	(8,856)
Amortization of share-based awards				1,625			1,625		1,625
Restricted share activity				(216)			(216)		(216)
Issuance of common stock		2		(360)			(358)		(358)
Tax benefit on stock option exercise, net of tax deficiency				898			898		898
Distribution to Noncontrolling interest								(592)	(592)

Balance December 26, 2015	$119	$366	$16	$390,583	$107,385	$(69)	$498,400	$481	$498,881

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 27, 2014	$124	$369	$16	$396,586	$86,396	$1,232	$484,723	$1,730	$486,453
Comprehensive loss					(5,697)	(562)	(6,259)	4	(6,255)
Amortization of share-based awards				1,080			1,080		1,080
Restricted share activity		(1)		(144)			(145)		(145)
Issuance of common stock				470			470		470
Repurchase of common stock	(2)	(4)		(4,538)	(563)		(5,107)		(5,107)
Tax benefit on stock option exercise, net of tax deficiency				40			40		40
Distribution to Noncontrolling interest								(1,680)	(1,680)

Balance December 27, 2014	$122	$364	$16	$393,494	$80,136	$670	$474,802	$54	$474,856

9.	Stock-Based Compensation

The Company recognized share-based compensation expense of $2.2 million and $1.6 million for the three month periods ended December 26, 2015 and December 27, 2014, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the three month periods ended December 26, 2015 and December 27, 2014 was $0.8 million and $0.6 million, respectively.

10.	Earnings Per Share

The potential effects of stock awards were excluded from the diluted earnings per share calculation for the three month periods ended December 26, 2015 and December 27, 2014 because their inclusion in a net loss period would be anti-dilutive to the earnings per share calculation.

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

	Three Months Ended
	December 26, 2015	December 27, 2014
Net sales:
Pet segment	$248,662	$199,320
Garden segment	111,150	108,000

Total net sales	$359,812	$307,320

Income (loss) from operations:
Pet segment	26,195	20,575
Garden segment	(3,254)	(3,535)
Corporate	(14,168)	(15,902)

Total income from operations	8,773	1,138

Interest expense - net	(22,123)	(10,432)
Other expense	(473)	(368)
Income tax benefit	(5,200)	(3,969)

Loss including noncontrolling interest	(8,623)	(5,693)
Net income (loss) attributable to noncontrolling interest	(21)	4

Net loss attributable to Central Garden & Pet Company	$(8,602)	$(5,697)

Depreciation and amortization:
Pet segment	$4,464	3,941
Garden segment	1,685	1,566
Corporate	2,883	2,957

Total depreciation and amortization	$9,032	$8,464

	December 26, 2015	December 27, 2014	September 26, 2015
Assets:
Pet segment	$540,218	$425,528	$465,171
Garden segment	342,811	350,835	310,981
Corporate	328,180	407,944	355,445

Total assets	$1,211,209	$1,184,307	$1,131,597

Goodwill (included in corporate assets above):
Pet segment	$209,089	$208,233	$209,089

12.	Consolidating Condensed Financial Information of Guarantor Subsidiaries

Certain 100% wholly-owned subsidiaries of the Company (as listed below, collectively the “Guarantor Subsidiaries”) have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest on the Company’s 2023 Notes. Certain subsidiaries and operating divisions are not guarantors of the Notes. Those subsidiaries that are guarantors and co-obligors of the Notes are as follows:

Farnam Companies, Inc.

Four Paws Products Ltd.

Gulfstream Home & Garden, Inc.

Kaytee Products, Incorporated

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended December 26, 2015 (in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$137,027	$15,270	$222,164	$(14,649)	$359,812
Cost of goods sold and occupancy	110,259	12,946	150,489	(13,668)	260,026

Gross profit	26,768	2,324	71,675	(981)	99,786
Selling, general and administrative expenses	32,954	3,779	55,261	(981)	91,013

Income (loss) from operations	(6,186)	(1,455)	16,414	0	8,773
Interest expense	(22,508)	(12)	375	0	(22,145)
Interest income	21	1	0	0	22
Other income (expense)	(835)	(66)	428	0	(473)

Income (loss) before taxes and equity in earnings (loss) of affiliates	(29,508)	(1,532)	17,217	0	(13,823)
Income tax expense (benefit)	(11,145)	(497)	6,442	0	(5,200)
Equity in earnings (loss) of affiliates	9,761	0	(762)	(8,999)	0

Net income (loss) including noncontrolling interest	(8,602)	(1,035)	10,013	(8,999)	(8,623)
Net loss attributable to noncontrolling interest	0	(21)	0	0	(21)

Net income (loss) attributable to Central Garden & Pet Company	$(8,602)	$(1,014)	$10,013	$(8,999)	$(8,602)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS Three Months Ended December 27, 2014 (in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$96,962	$17,323	$207,125	$(14,090)	$307,320
Cost of goods sold and occupancy	78,779	14,578	139,091	(13,109)	219,339

Gross profit	18,183	2,745	68,034	(981)	87,981
Selling, general and administrative expenses	27,851	3,999	55,974	(981)	86,843

Income (loss) from operations	(9,668)	(1,254)	12,060	0	1,138
Interest expense	(10,487)	(15)	(1)	0	(10,503)
Interest income	70	1	0	0	71
Other expense	(330)	0	(38)	0	(368)

Income (loss) before taxes and equity in earnings (loss) of affiliates	(20,415)	(1,268)	12,021	0	(9,662)
Income tax expense (benefit)	(8,457)	(444)	4,932	0	(3,969)
Equity in earnings (loss) of affiliates	6,261	0	(587)	(5,674)	0

Net income (loss) including noncontrolling interest	(5,697)	(824)	6,502	(5,674)	(5,693)
Net income attributable to noncontrolling interest	0	4	0	0	4

Net income (loss) attributable to Central Garden & Pet Company	$(5,697)	$(828)	$6,502	$(5,674)	$(5,697)

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) Three Months Ended December 26, 2015 (in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(8,602)	$(1,035)	$10,013	$(8,999)	$(8,623)
Other comprehensive loss:
Foreign currency translation	(233)	(142)	(51)	193	(233)

Total comprehensive income (loss)	(8,835)	(1,177)	9,962	(8,806)	(8,856)
Comprehensive loss attributable to noncontrolling interests	0	(21)	0	0	(21)

Comprehensive income (loss) attributable to Central Garden & Pet Company	$(8,835)	$(1,156)	$9,962	$(8,806)	$(8,835)

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) Three Months Ended December 27, 2014 (in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(5,697)	$(824)	$6,502	$(5,674)	$(5,693)
Other comprehensive loss:
Foreign currency translation	(552)	(345)	(104)	449	(552)
Unrealized loss on securities	(10)	(0)	(0)	(0)	(10)

Total comprehensive income (loss)	(6,259)	(1,169)	6,398	(5,225)	(6,255)
Comprehensive income attributable to noncontrolling interests	0	4	0	0	4

Comprehensive income (loss) attributable to Central Garden & Pet Company	$(6,259)	$(1,173)	$6,398	$(5,225)	$(6,259)

	CONSOLIDATING CONDENSED BALANCE SHEET December 26, 2015 (in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$3,162	$5,034	$810	$0	$9,006
Restricted cash	11,939	0	0	0	11,939
Accounts receivable, net	74,855	7,398	113,104	0	195,357
Inventories	142,215	17,252	256,991	0	416,458
Prepaid expenses and other	35,478	957	23,438	0	59,873

Total current assets	267,649	30,641	394,343	0	692,633
Land, buildings, improvements and equipment, net	51,182	3,787	108,979	0	163,948
Goodwill	0	0	209,089	0	209,089
Other long-term assets	68,077	3,539	75,988	(2,065)	145,539
Intercompany receivable	33,184	0	459,209	(492,393)	0
Investment in subsidiaries	1,062,324	0	0	(1,062,324)	0

Total	$1,482,416	$37,967	$1,247,608	$(1,556,782)	$1,211,209

LIABILITIES AND EQUITY
Accounts payable	$54,043	$9,084	$65,964	$0	$129,091
Accrued expenses	42,452	1,520	45,075	0	89,047
Current portion of long-term debt	262	0	30	0	292

Total current liabilities	96,757	10,604	111,069	0	218,430
Long-term debt	435,835	0	58	0	435,893
Intercompany payable	447,265	45,128	0	(492,393)	0
Losses in excess of investment in subsidiaries	0	0	17,513	(17,513)	0
Other long-term obligations	4,159	0	55,911	(2,065)	58,005
Total Central Garden & Pet shareholders’ equity	498,400	(18,246)	1,063,057	(1,044,811)	498,400
Noncontrolling interest	0	481	0	0	481

Total equity	498,400	(17,765)	1,063,057	(1,044,811)	498,881

Total	$1,482,416	$37,967	$1,247,608	$(1,556,782)	$1,211,209

	CONSOLIDATING CONDENSED BALANCE SHEET December 27, 2014 (in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$71,579	$5,505	$2,504	$0	$79,588
Restricted cash	19,690	0	0	0	19,690
Short term investments	9,992	0	0	0	9,992
Accounts receivable, net	38,580	7,573	96,724	0	142,877
Inventories	101,870	22,481	275,585	0	399,936
Prepaid expenses and other	33,095	962	30,223	0	64,280

Total current assets	274,806	36,521	405,036	0	716,363
Land, buildings, improvements and equipment, net	59,829	3,607	100,110	0	163,546
Goodwill	0	0	208,233	0	208,233
Other long-term assets	17,153	4,121	83,088	(8,197)	96,165
Intercompany receivable	37,337	0	378,847	(416,184)	0
Investment in subsidiaries	989,226	0	0	(989,226)	0

Total	$1,378,351	$44,249	$1,175,314	$(1,413,607)	$1,184,307

LIABILITIES AND EQUITY
Accounts payable	$39,847	$10,077	$78,561	$0	$128,485
Accrued expenses	47,888	1,751	43,569	0	93,208
Current portion of long-term debt	50,259	0	30		50,289

Total current liabilities	137,994	11,828	122,160	0	271,982
Long-term debt	395,170	0	87	0	395,257
Intercompany payable	368,765	47,419	0	(416,184)	0
Losses in excess of investment in subsidiaries	0	0	14,900	(14,900)	0
Other long-term obligations	1,620	0	48,789	(8,197)	42,212
Central Garden & Pet shareholders’ equity	474,802	(15,052)	989,378	(974,326)	474,802
Noncontrolling interest	0	54	0	0	54

Total equity	474,802	(14,998)	989,378	(974,326)	474,856

Total	$1,378,351	$44,249	$1,175,314	$(1,413,607)	$1,184,307

	CONSOLIDATING CONDENSED BALANCE SHEET September 26, 2015 (in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$37,131	$10,022	$431	$0	$47,584
Restricted cash	13,157	0	0	0	13,157
Accounts receivable, net	51,376	6,775	149,251	0	207,402
Inventories	101,952	11,690	222,304	0	335,946
Prepaid expenses and other assets	23,807	848	25,076	0	49,731

Total current assets	227,423	29,335	397,062	0	653,820
Land, buildings, improvements and equipment, net	53,044	3,663	106,102	0	162,809
Goodwill	0	0	209,089	0	209,089
Other long-term assets	30,831	3,662	77,519	(6,133)	105,879
Intercompany receivable	10,311	0	440,327	(450,638)	0
Investment in subsidiaries	1,052,755	0	0	(1,052,755)	0

Total	$1,374,364	$36,660	$1,230,099	$(1,509,526)	$1,131,597

LIABILITIES AND EQUITY
Accounts payable	$23,544	$2,543	$62,802	$0	$88,889
Accrued expenses and other liabilities	39,680	1,789	46,255	0	87,724
Current portion of long term debt	261	0	30	0	291

Total current liabilities	63,485	4,332	109,087	0	176,904
Long-term debt	396,626	0	65	0	396,691
Intercompany payable	407,197	43,441	0	(450,638)	0
Losses in excess of investment in subsidiaries	0	0	11,867	(11,867)	0
Other long-term obligations	1,770	0	55,985	(6,133)	51,622
Shareholders’ equity attributable to Central Garden & Pet	505,286	(12,207)	1,053,095	(1,040,888)	505,286
Noncontrolling interest	0	1,094	0	0	1,094

Total equity	505,286	(11,113)	1,053,095	(1,040,888)	506,380

Total	$1,374,364	$36,660	$1,230,099	$(1,509,526)	$1,131,597

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Three Months Ended December 26, 2015 (in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(18,211)	$(1,039)	$23,653	$(4,884)	$(481)

Additions to property, plant and equipment	(606)	(226)	(4,424)	0	(5,256)
Payments to acquire companies, net of cash acquired	(68,529)	0	0	0	(68,529)
Change in restricted cash and cash equivalents	1,218	(0)	(0)	(0)	1,218
Other investing activities	(200)				(200)
Intercompany investing activities	(22,874)	(0)	(18,881)	41,755	0

Net cash used by investing activities	(90,991)	(226)	(23,305)	41,755	(72,767)

Repayments on revolving line of credit	(37,000)	0	0	0	(37,000)
Borrowings on revolving line of credit	79,000	0	0	0	79,000
Repayments of long-term debt	(400,064)	(0)	(8)	(0)	(400,072)
Issuance of long-term debt	400,000				400,000
Excess tax benefits from stock-based awards	900	0	0	0	900
Repurchase of common stock	(1,167)	(0)	(0)	(0)	(1,167)
Distribution to parent	0	(4,884)	0	4,884	0
Distribution to noncontrolling interest	0	(592)	0	0	(592)
Payment of financing costs	(6,324)				(6,324)
Intercompany financing activities	40,069	1,686	0	(41,755)	0

Net cash (used) provided by financing activities	75,414	(3,790)	(8)	(36,871)	34,745

Effect of exchange rates on cash	(181)	67	39	(0)	(75)

Net increase (decrease) in cash and cash equivalents	(33,969)	(4,988)	379	0	(38,578)
Cash and cash equivalents at beginning of period	37,131	10,022	431	0	47,584

Cash and cash equivalents at end of period	$3,162	$5,034	$810	$0	$9,006

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS Three Months Ended December 27, 2014 (in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(6,874)	$(1,400)	$30,845	$(6,719)	$15,852

Additions to property, plant and equipment	(589)	(64)	(3,416)	0	(4,069)
Change in restricted cash and cash equivalents	(5,407)	0	0	0	(5,407)
Investment in short term investments	(12)	0	0	0	(12)
Intercompany investing activities	(20,431)	0	(27,423)	47,854	0

Net cash (used) provided by investing activities	(26,439)	(64)	(30,839)	47,854	(9,488)

Repayments of long-term debt	(67)	0	(5)	0	(72)
Proceeds from issuance of common stock	188	0	0	0	188
Excess tax benefits from stock-based awards	40	0	0	0	40
Repurchase of common stock	(3,742)	0	0	0	(3,742)
Distribution to parent	0	(6,719)	0	6,719	0
Distribution to noncontrolling interest	0	(1,680)	0	0	(1,680)
Intercompany financing activities	45,450	2,404	0	(47,854)	0

Net cash provided (used) by financing activities	41,869	(5,995)	(5)	(41,135)	(5,266)

Effect of exchange rates on cash	(448)	158	104	0	(186)

Net increase (decrease) in cash and cash equivalents	8,108	(7,301)	105	0	912
Cash and cash equivalents at beginning of year	63,471	12,806	2,399	0	78,676

Cash and cash equivalents at end of year	$71,579	$5,505	$2,504	$0	$79,588

13.	Contingencies

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

Recent Developments

Fiscal 2016 First Quarter Financial Performance:

•	Our net sales increased $52.5 million, or 17.1%, to $359.8 million from the prior year quarter. The increase was primarily in the Pet segment, with approximately half the growth from two recent acquisitions and half from organic growth.

•	Gross margin decreased 90 basis points to 27.7% while gross profit increased $11.8 million; both changes were primarily in the Pet segment.

•	Selling, general & administrative expense increased $4.2 million to $91.0 million, but decreased as a percentage of net sales to 25.3% from 28.3% in the prior year quarter.

•	Operating income improved by $7.6 million from the prior year quarter, to $8.8 million in the first quarter of fiscal 2016.

•	Our net loss in the first quarter of fiscal 2016 was $8.6 million, or $0.18 per diluted share, compared to a loss of $5.7 million, or $0.12 per diluted share, in the first quarter of fiscal 2015. Adjusting for the incremental expenses incurred during the quarter for the refinancing of our $400 million of 8.25% senior subordinated notes due March 1, 2018 (the “2018 Notes”), our net income was $0.01 for the quarter.

Redemption of 2018 Notes

In November 2015, we issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”). We used the net proceeds from the offering, together with available cash, to redeem our 2018 Notes and pay fees and expenses related to the offering. As a result of our redemption of the 2018 Notes, we recognized incremental expenses in our fiscal 2016 first quarter of approximately $14.3 million related to the payment of the call premium, the payment of overlapping interest expense for 30 days and a non-cash charge for the write-off of unamortized financing costs in interest expense.

Acquisitions

On December 1, 2015, we acquired the pet bedding business and certain other assets of National Consumers Outdoors Corp., formerly known as Dallas Manufacturing Company (“DMC”), for a cash purchase price of approximately $61 million. This acquisition is expected to complement our existing dog and cat business.

On October 1, 2015, we purchased Hydro-Organics Wholesale Inc., an organic fertilizer business, for a purchase price of approximately $7.8 million and contingent future performance-based payments. This acquisition is expected to complement our existing garden fertilizer business.

Seasonal Decor Business

In January 2016, we exited our seasonal décor business after concluding it was not a strategic business for our Garden segment. The business consisted of lighting, artificial Christmas trees and other holiday décor products, and represented approximately $35 million in revenue in fiscal 2015.

Use of Non-GAAP Financial Measures –

We report our financial results in accordance with U.S. generally accepted accounting principles (GAAP). However, management believes that certain non-GAAP financial measures that exclude the $14.3 million impact of the redemption of our 2018 Notes and the issuance of our 2023 Notes recognized during the quarter ended December 26, 2015 may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods that should be considered when assessing our ongoing performance and providing consistency with our prior year disclosure. The amount is included in interest expense in the condensed consolidated statements of operations. We believe that the non-GAAP financial measures provide useful information to investors and other users of our financial statements, such as lenders. Management also uses these non-GAAP financial measures in making financial, operating and planning decisions and in evaluating our performance. While our management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results.

	GAAP to Non-GAAP Reconciliation (unaudited, in thousands, except per share amounts) For the Three Months Ended
	December 26, 2015 GAAP	2018 Notes Redemption (A)	December 26, 2105 As Adjusted	December 27, 2014 GAAP
Interest expense	$(22,145)	$14,339	$(7,806)	$(10,503)
Loss before income taxes and noncontrolling interest	(13,823)	14,339	516	(9,662)
Income tax expense (benefit)	(5,200)	(5,394)	194	(3,969)
Net income (loss)	$(8,602)	$8,945	$343	$(5,697)
Earnings (loss) per share - Diluted	$(0.18)	$0.18	$0.01	$(0.12)

(A)	The Non-GAAP financial information excludes the impact of the redemption of our 2018 Notes and issuance of our 2023 Notes. As a result of the bond redemption, we incurred incremental expenses of $14.3 million, comprised of a call premium payment of $8.3 million, a $2.7 million payment of overlapping interest expense for 30 days and a $3.3 million non-cash charge for the write off of unamortized deferred financing costs and discount related to the 2018 Notes. These amounts are included in interest expense in the condensed consolidated statements of operations.

Results of Operations

Three Months Ended December 26, 2015

Compared with Three Months Ended December 27, 2014

Net Sales

Net sales for the three months ended December 26, 2015 increased $52.5 million, or 17.1%, to $359.8 million from $307.3 million for the three months ended December 27, 2014. Our branded product sales increased $39.5 million, and sales of other manufacturers’ products increased $13.0 million.

Pet net sales increased $49.4 million, or 24.8%, to $248.7 million for the three months ended December 26, 2015 from $199.3 million for the three months ended December 27, 2014. $28.1 million of the increase in net sales came from two recently acquired businesses, and the remaining $21.3 million came from organic growth. Pet branded product sales increased $41.9 million, due primarily to a $33.9 million increase in our dog and cat category, $28.1 million of which was from two recent acquisitions. Additionally, net sales increased $4.2 million in aquatics, due to distribution gains, and $2.4 million in our equine category due in part to timing. Sales of other manufacturers’ products increased $7.5 million due primarily to increased sales in the e-commerce channel and gaining distribution for a new vendor partner.

Garden net sales increased $3.1 million, or 2.9%, to $111.1 million for the three months ended December 26, 2015 from $108.0 million for the three months ended December 26, 2014. Garden branded product sales decreased $2.4 million, and sales of other manufacturers’ products increased $5.5 million. The sales decrease in branded products was due primarily to a $5.5 million decrease in our décor category and a $2.4 million decrease in wild bird feed, partially offset by an increase of $4.7 million in grass seed. These changes were volume related. Our décor category net sales were impacted by our decision to exit the seasonal décor business which consists of lighting, artificial Christmas trees and other holiday products, after concluding it was not a strategic business for our Garden segment.

Gross Profit

Gross profit for the three months ended December 26, 2015 increased $11.8 million, or 13.4%, to $99.8 million from $88.0 million for the three months ended December 27, 2014. The increase in gross profit was primarily in the Pet segment due to increased sales principally in our dog and cat category. Gross margin decreased 90 basis points to 27.7% for the three months ended December 26, 2015 from 28.6% for the three months ended December 27, 2014. The decline in gross margin was primarily in our Pet segment.

Although increased sales in our dog and cat category favorably impacted our gross profit, as expected, they had a negative impact on our gross margin. Our recent acquisitions, IMS and DMC, generally have lower gross margins than our historical dog and cat category products. Excluding the impact of our recent acquisitions, gross margin would not have declined in the quarter.

Gross profit in our garden segment was relatively flat as a slight increase in net sales was partially offset by a small decrease in gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.2 million, or 4.8%, to $91.0 million for the three months ended December 26, 2015 from $86.8 million for the three months ended December 27, 2014. As a percentage of net sales, selling, general and administrative expenses decreased to 25.3% for the three months ended December 26, 2015, compared to 28.3% in the comparable prior year quarter. Although selling, general and administrative expenses increased, they decreased as a percentage of sales as we leverage our existing infrastructure. Additionally, recent acquisitions in our Pet segment have had lower selling, general and administrative expenses as a percentage of revenue as compared to our existing business.

Selling and delivery expense increased $2.4 million, or 5.4%, to $46.9 million for the three months ended December 26, 2015 from $44.5 million for the three months ended December 27, 2014. The increase was primarily in our Pet segment due to increased net sales and the addition of two recent acquisitions. The increase of 5.4% was less than the increase in our net sales primarily due to our ability to leverage our existing infrastructure.

Warehouse and administrative expense increased $1.8 million, or 4.3%, to $44.1 million for the quarter ended December 26, 2015 from $42.3 million in the quarter ended December 27, 2014. The increase was due primarily to a $3.8 million increase in our Pet segment due to two recent acquisitions and increased administrative and warehouse spending to support growth in our business units. The increase in the Pet segment was partially offset by a $1.7 million decrease in corporate expenses due primarily to reduced spend for legal and corporate matters and for third party provider and payroll related costs in our information technology department. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and information technology functions.

Operating Income

Operating income increased $7.6 million to $8.8 million for the three months ended December 26, 2015 from $1.1 million for the three months ended December 27, 2014. Increased sales of $52.5 million were only partially offset by a lower gross margin and a $4.2 million increase in selling, general and administrative costs. Operating margin improved to 2.4% for the three months ended December 26, 2015 from 0.4% for the three months ended December 27, 2014 as selling, general and administrative expenses as a percent of net sales declined to 25.3% from 28.3% in the prior year quarter.

Pet operating income increased $5.6 million, or 27.2%, to $26.2 million for the three months ended December 26, 2015 from $20.6 million for the three months ended December 27, 2014. The increase was due primarily to increased sales which were partially offset by a lower gross margin and increased selling, general and administrative expenses. Pet operating margin increased to 10.5% for the three months ended December 26, 2015 from 10.3% for the three months ended December 27, 2014 as lower selling general and administrative expense as a percent of net sales was partially offset by a lower gross margin. These changes were due primarily to the changes in our dog and cat category which now includes two acquisitions made since the end of our 2015 third fiscal quarter.

Garden operating loss decreased $0.2 million to an operating loss of $3.3 million from $3.5 million in the fiscal 2015 quarter. Corporate operating loss decreased $1.8 million to $14.1 million in the current year quarter from $15.8 million in the fiscal 2015 quarter primarily due to reduced expenses for legal and corporate matters and within our information technology department.

Net Interest Expense

Net interest expense for the three months ended December 26, 2015 increased $11.7 million, or 112%, to $22.1 million from $10.4 million for the three months ended December 27, 2014. In November 2015, we issued $400 million aggregate principal amount of 6.125% senior notes due November 2023. We used the net proceeds from the offering, together with available cash, to redeem our outstanding 8.25% senior subordinated notes due March 1, 2018 and pay fees and expenses related to the offering. As a result of our redemption of the 2018 Notes, we recognized incremental interest expense of approximately $14.3 million comprised of an $8.3 million call premium, $2.7 million related to the 30 days of overlapping interest expense and a $3.3 million non-cash charge for the write-off of unamortized financing costs in interest expense. We expect our annual interest expense on the 2023 Notes going forward to be approximately $8.5 million less than under the 2018 Notes.

Excluding the $14.3 million of incremental expense related to the issuance and redemption of our fixed rate debt, interest expense decreased $2.7 million due primarily to lower average debt outstanding during the three months ended December 26, 2015 largely as a result of the redemption of $50 million of our 2018 Notes in March 2015. Debt outstanding on December 26, 2015 was $436.2 million compared to $445.5 million as of December 27, 2014.

Other Expense

Other expense is comprised of income from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other expense increased $0.1 million to $0.5 million for the quarter ended December 26, 2015, from $0.4 million for the quarter ended December 27, 2014. The increase was due primarily to equity method losses from the two newly formed entities we invested in during our second quarter of fiscal 2015.

Income Taxes

Our effective income tax benefit rate was 37.6% for the quarter ended December 26, 2015 and 41.1% for the quarter ended December 27, 2014. The less favorable income tax benefit rate was due primarily to a larger discrete tax credit in the prior year quarter.

Inflation

Our revenues and margins are dependent on various economic factors, including, but not limited to, rates of inflation, energy costs, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. In certain fiscal periods, we have been adversely impacted by rising input costs related to inflation, particularly relating to grain and seed prices, fuel prices and the ingredients used in our garden controls and fertilizers. Rising costs in those periods have made it difficult for us to increase prices to our retail customers at a pace sufficient to enable us to maintain margins.

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

We service two broad markets: pet supplies and lawn and garden supplies. Our pet supplies businesses involve products that have a year-round selling cycle with a slight degree of seasonality. As a result, it is not necessary to maintain large quantities of inventory to meet peak demands. On the other hand, our lawn and garden businesses are highly seasonal with approximately 66% of our Garden segment’s net sales occurring during the second and third fiscal quarters. This seasonality requires the shipment of large quantities of product well ahead of peak consumer buying periods. To encourage retailers and distributors to stock large quantities of inventory, industry practice has been for manufacturers to provide extended credit terms and/or promotional discounts.

Operating Activities

Net cash used by operating activities increased by $16.4 million, from $15.9 million of cash provided by operating activities for the three months ended December 27, 2014, to $0.5 million of cash used by operating activities for the three months ended December 26, 2015. The increase in cash used by operating activities was due primarily to a decrease in cash flow from working capital accounts for the period ended December 26, 2015, primarily receivables, inventory and accounts payable, as compared to the prior year period. While we have begun our seasonal inventory build for the upcoming garden season, our investment in inventory was not as large in the current year period as the prior year period. We remain focused on managing our investment in inventory, while maintaining high fill rates and service levels to our customers.

Investing Activities

Net cash used in investing activities increased $63.3 million, from $9.5 million for the three months ended December 26, 2014 to $72.8 million during the three months ended December 26, 2015. The increase in cash used in investing activities was due primarily to two acquisitions during the quarter. In October 2015, we acquired Hydro-Organics Wholesale Inc., an organic fertilizer company for a purchase price of approximately $7.8 million cash and approximately $2.0 million of estimated contingent future performance-based payments. This acquisition is expected to complement our existing garden fertilizer business. On December 1, 2015, we purchased the pet bedding business and certain other assets of National Consumers Outdoors Corp., formerly known as Dallas Manufacturing Company (“DMC”), for a cash purchase price of $61 million. This acquisition is expected to complement our existing dog and cat business.

Financing Activities

Net cash provided by financing activities increased $40 million, from $5.3 million of cash used by financing activities for the three months ended December 27, 2014, to $34.7 million of cash provided by financing activities for the three months ended December 26, 2015. The increase in cash provided by financing activities was due primarily to increased net borrowings under our asset backed revolving credit facility, partially offset by the payment of financing costs associated with our issuance of our 2023 Notes and subsequent redemption of our 2018 Notes for the period ended December 26, 2015.

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

We believe that cash flows from operating activities, funds available under our asset backed loan facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and investment in our implementation of a scalable enterprise-wide information technology platform, will not exceed $40 million for fiscal 2016. We are investing in this information technology platform to improve existing operations, support future growth and enable us to take advantage of new applications and technologies.

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

At December 26, 2015, our total debt outstanding was $436.2 million, as compared with $445.5 million at December 27, 2014.

Senior Notes and Redemption of Senior Subordinated Notes

On November 9, 2015, we issued $400 million aggregate principal amount of 6.125% senior notes due November 2023. In December 2015, we used the net proceeds from the offering, together with available cash, to redeem our $400 million aggregate principal amount of 8.25% senior subordinated notes due March 1, 2018 at a price of 102.063% of the principal amount and pay fees and expenses related to the offering.

We incurred approximately $6.3 million of debt issuance costs in conjunction with these transactions, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs will be amortized over the term of the 2023 Notes.

As a result of our redemption of the 2018 Notes, we incurred incremental interest expense of $14.3 million, comprised of the call premium payment of $8.3 million, overlapping interest expense for 30 days of approximately $2.7 million and a $3.3 million non-cash charge for the write off of unamortized deferred financing costs and discount related to the 2018 Notes. These amounts are included in interest expense in the condensed consolidated statements of operations.

The 2023 Notes require semiannual interest payments, which commence on May 15, 2016. The 2023 Notes are unconditionally guaranteed on a senior basis by each of our existing and future domestic restricted subsidiaries which are borrowers under or guarantors of our senior secured revolving credit facility. The 2023 Notes are unsecured senior obligations and are subordinated to all of our existing and future secured debt, including our Credit Facility, to the extent of the value of the collateral securing such indebtedness.

We may redeem some or all of the 2023 Notes at any time, at our option, prior to November 15, 2018 at the principal amount plus a “make whole” premium. At any time prior to November 15, 2018, we may also redeem, at our option, up to 35% of the original aggregate principal amount of the notes with the proceeds of certain equity offerings at a redemption price of 106.125% of the principal amount of the notes. We may redeem some or all of the 2023 Notes, at our option, at any time on or after November 15, 2018 for 104.594%, on or after November 15, 2019 for 103.063%, on or after November 15, 2020 for 101.531% and on or after November 15, 2021 for 100%, plus accrued and unpaid interest.

The holders of the 2023 Notes have the right to require us to repurchase all or a portion of the 2023 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.

The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all covenants as of December 26, 2015.

Asset Backed Loan Facility

On December 5, 2013, we entered into a credit agreement which provides up to a $390 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if we exercise the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on December 5, 2018. We may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of December 26, 2015, there were borrowings of $42.0 million outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $6.0 million outstanding as of December 26, 2015.

The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of December 26, 2015, the borrowing availability was $293.0 million and the remaining borrowing availability, after taking into consideration $42.0 million of outstanding borrowings, was $251.0 million. Borrowings under the Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s total outstanding borrowings. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25%-1.75% (and was 1.25% at December 26, 2015) and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.75% (and was 0.25% at December 26, 2015). As of December 26, 2015, the applicable interest rate related to Base Rate borrowings was 3.75%, and the applicable interest rate related to LIBOR-based borrowings was 1.49%.

The Credit Facility contains customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all assets of the Company. We were in compliance with all financial covenants under the Credit Facility during the period ended December 26, 2015.

Off-Balance Sheet Arrangements

There have been no material changes to the information provided in our Annual Report on Form 10-K for the fiscal year ended September 26, 2015 regarding off-balance sheet arrangements.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 26, 2015.

New Accounting Pronouncements

Refer to Footnote 1 in the notes to the condensed consolidated financial statements for new accounting pronouncements.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 26, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that discussed in our Annual Report on Form 10-K for the fiscal year ended September 26, 2015.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of December 26, 2015.

(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2016. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in certain legal proceedings in the ordinary course of business. Currently, we are not a party to any legal proceedings that management believes would have a material effect on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the fiscal year ended September 26, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended December 26, 2015 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
September 27, 2015 – October 31, 2015	7,633	(2)	$16.78	0	$34,968,000
November 1, 2015 – November 28, 2015	0		$0	0	$34,968,000
November 29, 2015 – December 26, 2015	5,801	(2)	$15.29	0	$34,968,000

Total	13,434		$16.14	0	$34,968,000

(1)	During the third quarter of fiscal 2011, our Board of Directors authorized a $100 million share repurchase program. The program has no expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility and indenture that restrict our ability to repurchase our stock.
(2)	Shares purchased during the period indicated represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

4.1	Third Supplemental Indenture, dated as of November 9, 2015, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to 6.125% Senior Notes due 2023 (incorporated by reference from Exhibit 4.6 to the Company’s Annual Report for the fiscal year ended September 26, 2015).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: February 4, 2016

/s/ JOHN R. RANELLI
John R. Ranelli
President and Chief Executive Officer
(Principal Executive Officer)

/s/ DAVID N. CHICHESTER
David N. Chichester
Acting Chief Financial Officer
(Principal Financial Officer)