Form 10-Q
period 2016-03-26
CENTRAL GARDEN & PET CO
filed 2016-05-05
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2016
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
_________ ______________________________________________________________

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 29, 2016	11,908,317
Class A Common Stock Outstanding as of April 29, 2016	36,824,537
Class B Stock Outstanding as of April 29, 2016	1,652,262

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in the Form 10-K for the fiscal year ended September 26, 2015, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materializes, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in, or imply by, any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances, except as required by law. Presently known risk factors include, but are not limited to, the following factors:

•	seasonality and fluctuations in our operating results and cash flow;

•	fluctuations in market prices for seeds and grains and other raw materials;

•	our inability to pass through cost increases in a timely manner;

•	the impending retirement of our CEO, the transition to a successor, our dependence upon our key executives and the ability to execute on our succession plan;

•	risks associated with new product introductions, including the risk that our new products will not produce sufficient sales to recoup our investment;

•	declines in consumer spending during economic downturns;

•	inflation, deflation and other adverse macro-economic conditions;

•	supply shortages in small animals and pet birds;

•	adverse weather conditions;

•	risks associated with our acquisition strategy;

•	access to and cost of additional capital;

•	dependence on a small number of customers for a significant portion of our business;

•	consolidation trends in the retail industry;

•	competition in our industries;

•	potential goodwill or intangible asset impairment;

•	continuing implementation of an enterprise resource planning information technology system;

•	our ability to protect our intellectual property rights;

•	potential environmental liabilities;

•	risk associated with international sourcing;

•	litigation and product liability claims;

•	regulatory issues;

•	the impact of product recalls;

•	potential costs and risks associated with actual or anticipated cyber attacks;

•	the voting power associated with our Class B stock; and

•	potential dilution from issuance of authorized shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 26, 2016	March 28, 2015	September 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$9,826	$11,943	$47,584
Restricted cash	11,946	12,583	13,157
Accounts receivable (less allowance for doubtful accounts of $23,759, $20,813 and $19,296)	340,526	321,765	207,402
Inventories	390,754	382,328	335,946
Prepaid expenses and other	50,758	58,251	49,731
Total current assets	803,810	786,870	653,820
Land, buildings, improvements and equipment—net	164,794	163,207	162,809
Goodwill	213,753	209,089	209,089
Other intangible assets—net	82,989	85,185	75,460
Other assets	57,753	24,846	30,419
Total	$1,323,099	$1,269,197	$1,131,597
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$133,211	$139,821	$88,889
Accrued expenses	97,682	83,442	87,724
Current portion of long-term debt	594	289	291
Total current liabilities	231,487	223,552	176,904
Long-term debt	496,396	511,113	396,691
Other long-term obligations	62,274	44,549	51,622
Equity:
Common stock, $0.01 par value: 11,908,317, 11,919,749, and 11,908,317 shares outstanding at March 26, 2016, March 28, 2015 and September 26, 2015	119	119	119
Class A common stock, $0.01 par value: 36,794,100, 35,765,091 and 36,462,299 shares outstanding at March 26, 2016, March 28, 2015 and September 26, 2015	368	357	364
Class B stock, $0.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	391,665	387,074	388,636
Accumulated earnings	140,082	101,556	115,987
Accumulated other comprehensive income (loss)	(528)	64	164
Total Central Garden & Pet Company shareholders’ equity	531,722	489,186	505,286
Noncontrolling interest	1,220	797	1,094
Total equity	532,942	489,983	506,380
Total	$1,323,099	$1,269,197	$1,131,597
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Net sales	$541,249	$497,602	$901,061	$804,922
Cost of goods sold and occupancy	371,910	347,540	631,936	566,879
Gross profit	169,339	150,062	269,125	238,043
Selling, general and administrative expenses	109,936	100,091	200,949	186,934
Income from operations	59,403	49,971	68,176	51,109
Interest expense	(7,096)	(11,876)	(29,241)	(22,379)
Interest income	9	18	31	89
Other expense	(88)	(121)	(561)	(489)
Income before income taxes and noncontrolling interest	52,228	37,992	38,405	28,330
Income tax expense	18,793	14,012	13,593	10,043
Income including noncontrolling interest	33,435	23,980	24,812	18,287
Net income attributable to noncontrolling interest	738	743	717	747
Net income attributable to Central Garden & Pet Company	$32,697	$23,237	$24,095	$17,540
Net income per share attributable to Central Garden & Pet Company:
Basic	$0.67	$0.48	$0.50	$0.36
Diluted	$0.65	$0.47	$0.48	$0.35
Weighted average shares used in the computation of net income per share:
Basic	48,717	48,384	48,641	48,882
Diluted	50,445	49,439	50,558	49,689
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Net income	$33,435	$23,980	$24,812	$18,287
Other comprehensive loss:
Unrealized loss on securities	—	(20)	—	(10)
Reclassification of realized loss on securities included in net income	—	20	—	20
Foreign currency translation	(459)	(626)	(692)	(1,178)
Total comprehensive income	32,976	23,354	24,120	17,119
Comprehensive income attributable to noncontrolling interest	738	743	717	747
Comprehensive income attributable to Central Garden & Pet Company	$32,238	$22,611	$23,403	$16,372
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	March 26, 2016	March 28, 2015
Cash flows from operating activities:
Net income	$24,812	$18,287
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	18,202	16,814
Amortization of deferred financing costs	773	1,524
Stock-based compensation	3,578	3,684
Excess tax benefits from stock-based awards	(1,181)	(351)
Deferred income taxes	7,516	4,467
Write-off of deferred financing costs	3,337	537
Loss on sale of property and equipment	8	115
Other	25	(51)
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	(111,671)	(128,623)
Inventories	(35,220)	(56,740)
Prepaid expenses and other assets	1,749	(8,318)
Accounts payable	27,415	51,474
Accrued expenses	9,548	(1,245)
Other long-term obligations	266	(95)
Net cash used by operating activities	(50,843)	(98,521)
Cash flows from investing activities:
Additions to property and equipment	(12,795)	(11,025)
Payments to acquire companies, net of cash acquired	(68,901)	(16,000)
Change in restricted cash	1,211	1,700
Proceeds from short-term investments	—	9,997
Investment in short-term investments	—	(17)
Other investing activities	(500)	(331)
Net cash used in investing activities	(80,985)	(15,676)
Cash flows from financing activities:
Repayments of long-term debt	(400,145)	(50,141)
Proceeds from issuance of long-term debt	400,000	—
Borrowings under revolving line of credit	280,000	186,000
Repayments under revolving line of credit	(178,000)	(71,000)
Proceeds from issuance of common stock	—	1,220
Repurchase of common stock, including shares surrendered for tax withholding	(1,722)	(17,164)
Distribution to noncontrolling interest	(592)	(1,680)
Payment of financing costs	(6,362)	—
Excess tax benefits from stock-based awards	1,181	351
Net cash provided by financing activities	94,360	47,586
Effect of exchange rate changes on cash and cash equivalents	(290)	(122)
Net decrease in cash and cash equivalents	(37,758)	(66,733)
Cash and equivalents at beginning of period	47,584	78,676
Cash and equivalents at end of period	$9,826	$11,943
Supplemental information:
Cash paid for interest	$18,781	$21,448
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended March 26, 2016
(Unaudited)

1.	Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of March 26, 2016 and March 28, 2015, the condensed consolidated statements of operations for the three and six months ended March 26, 2016 and March 28, 2015, the condensed consolidated statements of comprehensive income for the three and six months ended March 26, 2016 and March 28, 2015 and the condensed consolidated statements of cash flows for the six months ended March 26, 2016 and March 28, 2015 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
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
Due to the seasonal nature of the Company’s garden business, the results of operations for the three and six months ended March 26, 2016 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2015 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 26, 2015 balance sheet presented herein was derived from the audited financial statements.
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
The Company does not perform the assessments required to achieve hedge accounting for commodity derivative positions. Accordingly, the changes in the values of these derivatives are recorded currently in other income (expense) in its condensed consolidated statements of operations. As of March 26, 2016 and March 28, 2015, the Company had no outstanding derivative instruments.
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
Discontinued Operations
In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of

Disposals of Components of an Entity. ASU 2014-08 provides amended guidance for reporting discontinued operations and disclosures of disposals of components. The amended guidance raises the threshold for disposals to qualify as discontinued operations and permits significant continuing involvement and continuing cash flows with the discontinued operation. In addition, the amended guidance requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The amended guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014 and became effective for the Company on September 27, 2015. The adoption of the applicable sections of this ASC will have an impact on the presentation of any future discontinued operations the Company may have.
Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. In August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-15, Interest – Imputation of Interest (Subtopic 835-30). This ASU provides additional guidance on ASU 2015-03 with respect to line of credit arrangements, whereby specify debt issuance costs as part of line-of-credit arrangements may continue to be deferred and presented as an asset on the balance sheet. Recognition and measurement guidance for debt issuance costs are not affected. The Company adopted the guidance in ASU’s 2015-03 and 2015-15 as of September 27, 2015. See “Change in Accounting Principle” below.
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
In March 2016, the FASB issued ASU 2016-08 (ASU 2016-08), Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations.
In April 2016, the FASB issued ASU 2016-10 (ASU 2016-10), Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services.
Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

Leases
In February 2016, the FASB issued ASU 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. ASU 2016-02 is effective for the Company in our first quarter of fiscal 2020 on a modified retrospective basis and earlier adoption is permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements, and it currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon the adoption of ASU 2016-02.
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
In March 2016, the FASB issued ASU 2016-09 (ASU 2016-09), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, or the Company's first quarter of fiscal 2018. Early adoption is permitted. The Company is currently evaluating the requirements of ASU 2016-09 and has not yet determined the impact on its condensed consolidated financial statements.
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

Cloud Computing Costs
In April 2015, the FASB issued ASU No. 2015-05 (ASU 2015-05), Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This standard clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. ASU 2015-05 is effective for public entities for annual and interim periods therein beginning after December 15, 2015, or the Company’s first quarter of fiscal 2017. Early adoption is permitted. Entities may adopt the guidance either retrospectively or prospectively to arrangements entered into, or materially modified after the effective date. The Company is currently evaluating the impact the adoption of ASU 2015-05 will have on its consolidated financial statements.
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

Balance Sheet Classification of Deferred Taxes.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU eliminates the current requirement for entities to present deferred tax liabilities and assets as current and noncurrent in a classified statement of financial position and instead requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, or the Company's first quarter of fiscal 2018, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact the adoption of ASU 2015-17 will have on its consolidated financial statements.
Change in Accounting Principle
Prior to its early adoption of ASU 2015-03, the Company recorded issuance costs associated with its long-term debt as a long-term asset on its consolidated balance sheet. The guidance in ASU 2015-03 requires the Company to present debt issuance costs in the consolidated balance sheet as a direct deduction from the carrying amount of the related debt liability. Changes in accounting principles are to be reported through retrospective application of the new principle to all prior financial statement periods presented. Accordingly, the condensed consolidated balance sheets have been adjusted to reflect the effects of reclassifying debt issuance costs from long-term assets to a direct deduction from the carrying amount of the related debt liability as follows.

Financial Statement Line Item	Previously Reported September 26, 2015	Reclassifications	As Adjusted September 26, 2015
Other assets	$33,576	$(3,157)	$30,419
Total assets	1,134,754	(3,157)	1,131,597
Long term debt	399,848	(3,157)	396,691
Total liabilities and equity	1,134,754	(3,157)	1,131,597

Financial Statement Line Item	Previously Reported March 28, 2015	Reclassifications	As Adjusted March 28, 2015
Other assets	$28,657	$(3,811)	$24,846
Total assets	1,273,008	(3,811)	1,269,197
Long term debt	514,924	(3,811)	511,113
Total liabilities and equity	1,273,008	(3,811)	1,269,197

2.	Fair Value Measurements

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of March 26, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (a)	$0	$0	$6,215	$6,215
Total liabilities	$0	$0	$6,215	$6,215
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of March 28, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (a)	$0	$0	$4,343	$4,343
Total liabilities	$0	$0	$4,343	$4,343
The following table presents our financial assets and liabilities at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 26, 2015:

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (a)	$0	$0	$3,625	$3,625
Total liabilities	$0	$0	$3,625	$3,625

(a)
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

The following table provides a summary of changes in fair value of our Level 3 financial instruments for the periods ended March 26, 2016 and March 28, 2015 (in thousands):

Amount
Balance as of September 26, 2015	$3,625
Estimated contingent performance-based consideration established at the time of acquisition	2,590
Changes in the fair value of contingent performance-based payments established at the time of acquisition	—
Balance as of March 26, 2016	$6,215

Amount
Balance as of September 27, 2014	$4,414
Changes in the fair value of contingent performance-based payments established at the time of acquisition	(71)
Balance as of March 28, 2015	$4,343
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended March 26, 2016 and March 28, 2015, the Company was not required to measure any significant non-financial assets and liabilities at fair value.

Fair Value of Other Financial Instruments
In November 2015, the Company issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”). The estimated fair value of the Company’s 2023 Notes as of March 26, 2016 was $416.1 million, compared to a carrying value of $394.0 million.
In January 2015, the Company called $50 million aggregate principal amount of the Company’s senior subordinated notes due 2018 (the “2018 Notes”) for redemption on March 1, 2015 at a price of 102.063%. In December 2015, the Company redeemed the remaining $400 million aggregate principal amount of the 2018 Notes at a price of 102.063%. The estimated fair value of the Company’s $400 million principal amount of 2018 Notes as of March 28, 2015 was $409.5 million, compared to a carrying value of $395.8 million. The estimated fair value of the Company’s $400 million aggregate principal amount of 2018 Notes as of September 26, 2015 was $410.5 million, compared to a carrying value of $396.5 million. The estimated fair value is based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.

3.	Acquisitions

IMS Trading Corp
On July 31, 2015, the Company purchased substantially all of the assets of IMS Trading Corp. for approximately $23 million. IMS Trading Corp was a manufacturer, importer and distributor of rawhide, natural dog treats and pet products throughout the United States and internationally. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by approximately $1.4 million, which is included in goodwill in our consolidated balance sheet as of March 26, 2016. Financial results for IMS Trading Corp. have been included in the results of operations within the Pet segment since the date of acquisition. This acquisition is expected to complement the Company's existing dog and cat business.
The Company finalized the allocation of the purchase price to the fair value of the tangible and intangible assets acquired during the second fiscal quarter of 2016. The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments:

In thousands	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as Adjusted)
Current assets, net of cash and cash equivalents acquired	$20,458	$350	$20,808
Fixed assets	1,670	—	1,670
Goodwill	—	1,365	1,365
Other assets	5,356	(5,356)	—
Other intangible assets, net	—	4,475	4,475
Current liabilities	(5,100)	—	(5,100)
Net assets acquired, less cash and cash equivalents	$22,384	$834	$23,218
(1) As previously reported in our Form 10-K for the period ended September 26, 2015 and our Form 10-Q for the period ended December 26, 2015.
Hydro-Organics Wholesale Inc.
On September 30, 2015, the Company purchased Hydro-Organics Wholesale, Inc., an organic fertilizer business, for approximately $7.8 million cash and approximately $2.6 million of estimated contingent future performance-based payments. The Company finalized the allocation of the purchase price to the fair value of the net tangible and intangible assets acquired during the second fiscal quarter of 2016. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $8.5 million, of which $5.2 million was allocated to identified intangible assets and $3.3 million is included in goodwill in the Company’s condensed consolidated balance sheet as of March 26, 2016. Financial results for Hydro-Organics Wholesale Inc. have been included in the results of operations within the Garden segment since the date of acquisition. This acquisition is expected to complement the Company's existing garden fertilizer business.
DMC
On December 1, 2015, the Company purchased the pet bedding business and certain other assets of National Consumers Outdoors Corp., formerly known as Dallas Manufacturing Company (“DMC”), for approximately $61 million. The purchase price exceeded the estimated fair value of the tangible net assets acquired by approximately $34.0 million, which is included in other assets in the Company’s condensed consolidated balance sheet as of March 26, 2016, as the Company has not yet finalized the allocation of the purchase price to the fair value of the intangible assets acquired. This acquisition is expected to complement the Company's existing dog and cat business.
Proforma financial information has not been presented as the IMS Trading Corp, Hydro-Organics Wholesale Inc. and DMC acquisitions were not considered individually or collectively material to the Company's overall consolidated financial statements during the periods presented.

4.	Inventories, net
Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	March 26, 2016	March 28, 2015	September 26, 2015
Raw materials	$113,779	$99,490	$94,969
Work in progress	15,267	15,601	15,268
Finished goods	252,453	252,104	215,673
Supplies	9,255	15,133	10,036
Total inventories, net	$390,754	$382,328	$335,946

5.	Goodwill
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

6.	Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
		(in millions)
March 26, 2016
Marketing-related intangible assets – amortizable	$14.1	$(10.8)	$—	$3.3
Marketing-related intangible assets – nonamortizable	63.6	—	(24.2)	39.4
Total	77.7	(10.8)	(24.2)	42.7
Customer-related intangible assets – amortizable	48.3	(23.6)	—	24.7
Other acquired intangible assets – amortizable	20.0	(11.0)	—	9.0
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	27.8	(11.0)	(1.2)	15.6
Total other intangible assets	$153.8	$(45.4)	$(25.4)	$83.0
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
		(in millions)
March 28, 2015
Marketing-related intangible assets – amortizable	$14.1	$(10.2)	$—	$3.9
Marketing-related intangible assets – nonamortizable	59.6	—	(16.9)	42.7
Total	73.7	(10.2)	(16.9)	46.6
Customer-related intangible assets – amortizable	43.3	(21.2)	—	22.1
Other acquired intangible assets – amortizable	19.3	(9.4)	—	9.9
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	27.1	(9.4)	(1.2)	16.5
Total other intangible assets	$144.1	$(40.8)	$(18.1)	$85.2
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
		(in millions)
September 26, 2015
Marketing-related intangible assets – amortizable	$14.1	$(10.4)	$—	$3.7
Marketing-related intangible assets – nonamortizable	59.6	—	(24.2)	35.4
Total	73.7	(10.4)	(24.2)	39.1
Customer-related intangible assets – amortizable	43.3	(22.3)	—	21.0
Other acquired intangible assets – amortizable	19.3	(10.5)	—	8.8
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	27.1	(10.5)	(1.2)	15.4
Total other intangible assets	$144.1	$(43.2)	$(25.4)	$75.5

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
Other factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in fiscal 2015 or during the six months ended March 26, 2016, and accordingly, no impairment testing was performed on these assets.
The Company amortizes its acquired intangible assets with definite lives over periods ranging from 1 to 25 years; over weighted average remaining lives of six years for marketing-related intangibles, 14 years for customer-related intangibles and 14 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $1.2 million and $1.0 million for the three month periods ended March 26, 2016 and March 28, 2015, respectively, and $2.2 million and $1.9 million for the six months ended March 26, 2016 and March 28, 2015, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $4 million per year from fiscal 2016 through fiscal 2020.

7.	Long-Term Debt
Long-term debt consists of the following:

	March 26, 2016	March 28, 2015	September 26, 2015
	(in thousands)
Senior notes, interest at 6.125%, payable semi-annually, principal due May 2023	$400,000	$—	$—
Senior subordinated notes, interest at 8.25%, payable semi-annually, repaid in December 2015	—	400,000	400,000
Unamortized discount	—	(363)	(309)
Unamortized debt issuance costs	(6,032)	(3,811)	(3,157)
Net carrying value	393,968	395,826	396,534
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.25% to 1.75% or Base Rate plus a margin of 0.25% to 0.75%, final maturity December 2018	102,000	115,000	—
Other notes payable	1,022	576	448
Total	496,990	511,402	396,982
Less current portion	(594)	(289)	(291)
Long-term portion	$496,396	$511,113	$396,691
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
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all covenants as of March 26, 2016.
Asset Backed Loan Facility
On December 5, 2013, the Company entered into a credit agreement which provided up to a $390 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility initially matured on December 5, 2018. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of March 26, 2016, there were borrowings of $102.0 million outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $6.0 million outstanding as of March 26, 2016.
The Credit Facility was subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of March 26, 2016, the borrowing availability was $366.1 million and the remaining borrowing availability, after taking into consideration $102.0 million of outstanding borrowings, was $264.1 million. Borrowings under the Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s total outstanding borrowings. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25%-1.75% (and was 1.25% at March 26, 2016) and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.75% (and was 0.25% at March 26, 2016). As of March 26, 2016, the applicable interest rate related to Base Rate borrowings was 3.75%, and the applicable interest rate related to LIBOR-based borrowings was 1.68%.
The Credit Facility contains customary covenants, including financial covenants which required the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility was secured by substantially all assets of the Company. The Company was in compliance with all financial covenants under the Credit Facility during the period ended March 26, 2016.

8.	Supplemental Equity Information

The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest for the three months ended March 26, 2016 and March 28, 2015

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 26, 2015	$119	$364	$16	$388,636	$115,987	$164	$505,286	$1,094	$506,380
Comprehensive loss					24,095	(692)	23,403	717	24,120
Amortization of share-based awards				2,986			2,986		2,986
Restricted share activity		2		(580)			(578)		(578)
Issuance of common stock		2		(554)			(552)		(552)
Tax benefit on stock option exercise, net of tax deficiency				1,177			1,177		1,177
Distribution to Noncontrolling interest								(592)	(592)
Other								1	1
Balance March 26, 2016	$119	$368	$16	$391,665	$140,082	$(528)	$531,722	$1,220	$532,942

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 27, 2014	$124	$369	$16	$396,586	$86,396	$1,232	$484,723	$1,730	$486,453
Comprehensive loss					17,540	(1,168)	16,372	747	17,119
Amortization of share-based awards				2,771			2,771		2,771
Restricted share activity		(2)		(638)			(640)		(640)
Issuance of common stock		2		730			732		732
Repurchase of common stock	(5)	(12)		(12,726)	(2,380)		(15,123)		(15,123)
Tax benefit on stock option exercise, net of tax deficiency				351			351		351
Distribution to Noncontrolling interest								(1,680)	(1,680)
Balance March 28, 2015	$119	$357	$16	$387,074	$101,556	$64	$489,186	$797	$489,983

9.	Stock-Based Compensation

The Company recognized share-based compensation expense of $3.6 million and $3.7 million for the six month periods ended March 26, 2016 and March 28, 2015, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the six month periods ended March 26, 2016 and March 28, 2015 was $1.3 million and $1.4 million, respectively.

10.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	Three Months Ended			Six Months Ended
	March 26, 2016			March 26, 2016
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Net income available to common shareholders	$32,697	48,717	$0.67	$24,095	48,641	$0.50
Effect of dilutive securities:
Options to purchase common stock		976	(0.01)		1,166	(0.02)
Restricted shares		752	(0.01)		751	—
Diluted EPS:
Net income available to common shareholders	$32,697	50,445	$0.65	$24,095	50,558	$0.48

	Three Months Ended			Six Months Ended
	March 28, 2015			March 28, 2015
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Net income available to common shareholders	$23,237	48,384	$0.48	$17,540	48,882	$0.36
Effect of dilutive securities:
Options to purchase common stock		457	—		251	—
Restricted shares		598	(0.01)		556	(0.01)
Diluted EPS:
Net income available to common shareholders	$23,237	49,439	$0.47	$17,540	49,689	$0.35

Options to purchase 6.8 million shares of common stock at prices ranging from $6.43 to $15.56 per share were outstanding at March 26, 2016, and options to purchase 9.6 million shares of common stock at prices ranging from $6.43 to $15.00 per share were outstanding at March 28, 2015.

For the three month periods ended March 26, 2016 and March 28, 2015, options to purchase 1.6 million and 3.4 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

For the six month periods ended March 26, 2016 and March 28, 2015, options to purchase 0.7 million and 6.1 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

	Three Months Ended		Six Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Net sales:
Pet segment	$275,328	$221,485	$523,990	$420,805
Garden segment	265,921	276,117	377,071	384,117
Total net sales	$541,249	$497,602	$901,061	$804,922
Income (loss) from operations:
Pet segment	32,409	27,051	58,604	47,626
Garden segment	44,407	39,325	41,153	35,790
Corporate	(17,413)	(16,405)	(31,581)	(32,307)
Total income from operations	59,403	49,971	68,176	51,109
Interest expense - net	(7,087)	(11,858)	(29,210)	(22,290)
Other expense	(88)	(121)	(561)	(489)
Income tax expense	18,793	14,012	13,593	10,043
Income including noncontrolling interest	33,435	23,980	24,812	18,287
Net income attributable to noncontrolling interest	738	743	717	747
Net income attributable to Central Garden & Pet Company	$32,697	$23,237	$24,095	$17,540
Depreciation and amortization:
Pet segment	$4,956	3,878	$9,420	$7,819
Garden segment	1,359	1,483	3,044	3,049
Corporate	2,854	2,989	5,738	5,946
Total depreciation and amortization	$9,169	$8,350	$18,202	$16,814

	March 26, 2016	March 28, 2015	September 26, 2015
Assets:
Pet segment	$538,901	$450,240	$465,171
Garden segment	467,026	490,514	310,981
Corporate	317,172	328,443	355,445
Total assets	$1,323,099	$1,269,197	$1,131,597
Goodwill (included in corporate assets above):
Pet segment	$210,455	$209,089	$209,089
Garden segment	3,298	—	—
Total goodwill	$213,753	$209,089	$209,089

12.	Consolidating Condensed Financial Information of Guarantor Subsidiaries

Certain 100% wholly-owned subsidiaries of the Company (as listed below, collectively the “Guarantor Subsidiaries”) have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest on the Company’s 2023 Notes. Certain subsidiaries and operating divisions are not guarantors of the 2023 Notes. Those subsidiaries that are guarantors and co-obligors of the 2023 Notes are as follows:
Farnam Companies, Inc.
Four Paws Products Ltd.
Gulfstream Home & Garden, Inc.
Hydro-Organics Wholesale, Inc.
IMS Trading, LLC
IMS Southern, LLC
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
During the second quarter of fiscal 2016, the Company added Hydro-Organics Wholesale, Inc., IMS Trading, LLC and IMS Southern, LLC as guarantors of the 2023 Notes. Fiscal year ended September 26, 2015 financial results previously reflected IMS Trading, LLC and IMS Southern, LLC as part of the Parent. In accordance with Rule 3-10 of the Securities and Exchange Commissions Regulation S-X, financial results presented herein for the fiscal year ended September 26, 2015 have been adjusted to reflect the current Guarantor structure.

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Three Months Ended March 26, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$156,790	$30,002	$381,748	$(27,291)	$541,249
Cost of goods sold and occupancy	121,969	23,099	252,419	(25,577)	371,910
Gross profit	34,821	6,903	129,329	(1,714)	169,339
Selling, general and administrative expenses	33,210	5,124	73,316	(1,714)	109,936
Income from operations	1,611	1,779	56,013	—	59,403
Interest expense	(6,653)	(68)	(375)	—	(7,096)
Interest income	8	1	—	—	9
Other income (expense)	657	(197)	(548)	—	(88)
Income (loss) before taxes and equity in earnings of affiliates	(4,377)	1,515	55,090	—	52,228
Income tax expense (benefit)	(775)	694	18,874	—	18,793
Equity in earnings of affiliates	36,299	—	585	(36,884)	—
Net income including noncontrolling interest	32,697	821	36,801	(36,884)	33,435
Net income attributable to noncontrolling interest	—	738	—	—	738
Net income attributable to Central Garden & Pet Company	$32,697	$83	$36,801	$(36,884)	$32,697

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Three Months Ended March 28, 2015
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$150,014	$37,434	$338,994	$(28,840)	$497,602
Cost of goods sold and occupancy	113,668	29,545	231,403	(27,076)	347,540
Gross profit	36,346	7,889	107,591	(1,764)	150,062
Selling, general and administrative expenses	30,843	5,339	65,673	(1,764)	100,091
Income from operations	5,503	2,550	41,918	—	49,971
Interest expense	(11,815)	(61)	—	—	(11,876)
Interest income	18	—	—	—	18
Other expense	(347)	—	226	—	(121)
Income (loss) before taxes and equity in earnings of affiliates	(6,641)	2,489	42,144	—	37,992
Income tax expense (benefit)	(1,123)	952	14,183	—	14,012
Equity in earnings of affiliates	28,755	—	796	(29,551)	—
Net income including noncontrolling interest	23,237	1,537	28,757	(29,551)	23,980
Net income attributable to noncontrolling interest	—	743	—	—	743
Net income attributable to Central Garden & Pet Company	$23,237	$794	$28,757	$(29,551)	$23,237

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Six Months Ended March 26, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$293,817	$45,272	$603,912	$(41,940)	$901,061
Cost of goods sold and occupancy	232,228	36,045	402,908	(39,245)	631,936
Gross profit	61,589	9,227	201,004	(2,695)	269,125
Selling, general and administrative expenses	66,164	8,903	128,577	(2,695)	200,949
Income (loss) from operations	(4,575)	324	72,427	—	68,176
Interest expense	(29,161)	(80)	—	—	(29,241)
Interest income	29	2	—	—	31
Other expense	(178)	(263)	(120)	—	(561)
Income (loss) before taxes and equity in earnings (loss) of affiliates	(33,885)	(17)	72,307	—	38,405
Income tax expense (benefit)	(11,920)	197	25,316	—	13,593
Equity in earnings (loss) of affiliates	46,060	—	(177)	(45,883)	—
Net income (loss) including noncontrolling interest	24,095	(214)	46,814	(45,883)	24,812
Net loss attributable to noncontrolling interest	—	717	—	—	717
Net income (loss) attributable to Central Garden & Pet Company	$24,095	$(931)	$46,814	$(45,883)	$24,095

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Six Months Ended March 28, 2015
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$246,976	$54,757	$546,119	$(42,930)	$804,922
Cost of goods sold and occupancy	192,447	44,123	370,494	(40,185)	566,879
Gross profit	54,529	10,634	175,625	(2,745)	238,043
Selling, general and administrative expenses	58,694	9,338	121,647	(2,745)	186,934
Income (loss) from operations	(4,165)	1,296	53,978	—	51,109
Interest expense	(22,302)	(76)	(1)	—	(22,379)
Interest income	88	1	—	—	89
Other income (expense)	(677)	—	188	—	(489)
Income (loss) before taxes and equity in earnings of affiliates	(27,056)	1,221	54,165	—	28,330
Income tax expense (benefit)	(9,580)	508	19,115	—	10,043
Equity in earnings of affiliates	35,016	—	209	(35,225)	—
Net income including noncontrolling interest	17,540	713	35,259	(35,225)	18,287
Net income attributable to noncontrolling interest	—	747	—	—	747
Net income (loss) attributable to Central Garden & Pet Company	$17,540	$(34)	$35,259	$(35,225)	$17,540

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended March 26, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$32,697	$821	$36,801	$(36,884)	$33,435
Other comprehensive income (loss):
Unrealized loss on securities	—	—
Foreign currency translation	(459)	(398)	57	341	(459)
Total comprehensive income	32,238	423	36,858	(36,543)	32,976
Comprehensive income attributable to noncontrolling interests	—	738	—	—	738
Comprehensive income (loss) attributable to Central Garden & Pet Company	$32,238	$(315)	$36,858	$(36,543)	$32,238

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended March 28, 2015
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$23,237	$1,537	$28,757	$(29,551)	$23,980
Other comprehensive income (loss):
Unrealized loss on securities	(20)	—	—	—	(20)
Reclassification of realized loss on securities included in net income	20	—	—	—	20
Foreign currency translation	(626)	(355)	(164)	519	(626)
Total comprehensive income	22,611	1,182	28,593	(29,032)	23,354
Comprehensive income attributable to noncontrolling interests	—	743	—	—	743
Comprehensive income attributable to Central Garden & Pet Company	$22,611	$439	$28,593	$(29,032)	$22,611

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Six Months Ended March 26, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$24,095	$(214)	$46,814	$(45,883)	$24,812
Other comprehensive income (loss):
Foreign currency translation	(692)	(540)	7	533	(692)
Total comprehensive income (loss)	23,403	(754)	46,821	(45,350)	24,120
Comprehensive income attributable to noncontrolling interests	—	717	—	—	717
Comprehensive income (loss) attributable to Central Garden & Pet Company	$23,403	$(1,471)	$46,821	$(45,350)	$23,403

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Six Months Ended March 28, 2015
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$17,540	$713	$35,259	$(35,225)	$18,287
Other comprehensive loss:
Unrealized loss on securities	(10)	—	—	—	(10)
Reclassification of realized loss on securities included in net income	20	—	—	—	20
Foreign currency translation	(1,178)	(700)	(268)	968	(1,178)
Total comprehensive income	16,372	13	34,991	(34,257)	17,119
Comprehensive income attributable to noncontrolling interests	—	747	—	—	747
Comprehensive income (loss) attributable to Central Garden & Pet Company	$16,372	$(734)	$34,991	$(34,257)	$16,372

	CONSOLIDATING CONDENSED BALANCE SHEET
	March 26, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,820	$5,083	$2,923	$—	$9,826
Restricted cash	11,946	—	—	—	11,946
Accounts receivable, net	100,346	15,446	224,734	—	340,526
Inventories	115,644	17,043	258,067	—	390,754
Prepaid expenses and other	23,003	797	26,958	—	50,758
Total current assets	252,759	38,369	512,682	—	803,810
Land, buildings, improvements and equipment, net	47,310	3,829	113,655	—	164,794
Goodwill	—	—	213,753	—	213,753
Other long-term assets	54,088	3,417	84,777	(1,540)	140,742
Intercompany receivable	41,922	—	367,931	(409,853)	—
Investment in subsidiaries	1,098,281	—	—	(1,098,281)	—
Total	$1,494,360	$45,615	$1,292,798	$(1,509,674)	$1,323,099
LIABILITIES AND EQUITY
Accounts payable	$48,693	$10,546	$73,972	$—	$133,211
Accrued expenses	52,837	2,029	42,816	—	97,682
Current portion of long-term debt	219	—	375	—	594
Total current liabilities	101,749	12,575	117,163	—	231,487
Long-term debt	496,001	—	395	—	496,396
Intercompany payable	359,472	50,381	—	(409,853)	—
Losses in excess of investment in subsidiaries	—	—	16,928	(16,928)	—
Other long-term obligations	5,416	—	58,398	(1,540)	62,274
Total Central Garden & Pet shareholders’ equity (deficit)	531,722	(18,561)	1,099,914	(1,081,353)	531,722
Noncontrolling interest	—	1,220	—	—	1,220
Total equity (deficit)	531,722	(17,341)	1,099,914	(1,081,353)	532,942
Total	$1,494,360	$45,615	$1,292,798	$(1,509,674)	$1,323,099

	CONSOLIDATING CONDENSED BALANCE SHEET
	March 28, 2015
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$6,159	$4,309	$1,475	$—	$11,943
Restricted cash	12,583	—	—	—	12,583
Short term investments	—	—	—	—	—
Accounts receivable, net	86,569	17,099	218,097	—	321,765
Inventories	95,564	19,429	267,335	—	382,328
Prepaid expenses and other	26,013	901	31,337	—	58,251
Total current assets	226,888	41,738	518,244	—	786,870
Land, buildings, improvements and equipment, net	57,093	3,590	102,524	—	163,207
Goodwill	—	—	209,089	—	209,089
Other long-term assets	30,376	3,999	81,263	(5,607)	110,031
Intercompany receivable	44,855	—	293,685	(338,540)	—
Investment in subsidiaries	1,017,461	—	—	(1,017,461)	—
Total	$1,376,673	$49,327	$1,204,805	$(1,361,608)	$1,269,197
LIABILITIES AND EQUITY
Accounts payable	$47,277	$10,169	$82,375	$—	$139,821
Accrued expenses	39,061	2,857	41,524	—	83,442
Current portion of long-term debt	259	—	30	—	289
Total current liabilities	86,597	13,026	123,929	—	223,552
Long-term debt	511,030	—	83	—	511,113
Intercompany payable	288,423	50,117	—	(338,540)	—
Losses in excess of investment in subsidiaries	—	—	14,104	(14,104)	—
Other long-term obligations	1,437	—	48,719	(5,607)	44,549
Total Central Garden & Pet shareholders’ equity (deficit)	489,186	(14,613)	1,017,970	(1,003,357)	489,186
Noncontrolling interest	—	797	—	—	797
Total equity (deficit)	489,186	(13,816)	1,017,970	(1,003,357)	489,983
Total	$1,376,673	$49,327	$1,204,805	$(1,361,608)	$1,269,197

	CONSOLIDATING CONDENSED BALANCE SHEET
	September 26, 2015
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$36,280	$10,022	$1,282	$—	$47,584
Restricted cash	13,157	—	—	—	13,157
Accounts receivable, net	46,326	6,775	154,301	—	207,402
Inventories	86,109	11,690	238,147	—	335,946
Prepaid expenses and other assets	22,926	848	25,957	—	49,731
Total current assets	204,798	29,335	419,687	—	653,820
Land, buildings, improvements and equipment, net	51,409	3,663	107,737	—	162,809
Goodwill	—	—	209,089	—	209,089
Other long-term assets	25,881	3,662	82,436	(6,100)	105,879
Intercompany receivable	32,695	—	415,001	(447,696)	—
Investment in subsidiaries	1,052,644	—	—	(1,052,644)	—
Total	$1,367,427	$36,660	$1,233,950	$(1,506,440)	$1,131,597
LIABILITIES AND EQUITY
Accounts payable	$20,506	$2,543	$65,840	$—	$88,889
Accrued expenses and other liabilities	38,723	1,789	47,212	—	87,724
Current portion of long term debt	261	—	30	—	291
Total current liabilities	59,490	4,332	113,082	—	176,904
Long-term debt	396,626	—	65	—	396,691
Intercompany payable	404,255	43,441	—	(447,696)	—
Losses in excess of investment in subsidiaries	—	—	11,867	(11,867)	—
Other long-term obligations	1,770	—	55,952	(6,100)	51,622
Total Central Garden & Pet shareholders’ equity (deficit)	505,286	(12,207)	1,052,984	(1,040,777)	505,286
Noncontrolling interest	—	1,094	—	—	1,094
Total equity (deficit)	505,286	(11,113)	1,052,984	(1,040,777)	506,380
Total	$1,367,427	$36,660	$1,233,950	$(1,506,440)	$1,131,597

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Six Months Ended March 26, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used by operating activities	$(12,121)	$(6,240)	$(27,598)	$(4,884)	$(50,843)
Additions to property, plant and equipment	(2,394)	(412)	(9,989)	—	(12,795)
Payments to acquire companies, net of cash acquired	(60,916)	—	(7,985)	—	(68,901)
Change in restricted cash and cash equivalents	1,211	—	—	—	1,211
Other investing activities	(500)	—	—	—	(500)
Intercompany investing activities	(9,227)	—	47,070	(37,843)	—
Net cash (used) provided by investing activities	(71,826)	(412)	29,096	(37,843)	(80,985)
Repayments on revolving line of credit	(178,000)	—	—	—	(178,000)
Borrowings on revolving line of credit	280,000	—	—	—	280,000
Repayments of long-term debt	(400,130)	—	(15)	—	(400,145)
Issuance of long-term debt	400,000	—	—	—	400,000
Excess tax benefits from stock-based awards	1,181	—	—	—	1,181
Repurchase of common stock	(1,722)	—	—	—	(1,722)
Distribution to parent	—	(4,884)	—	4,884	—
Distribution to noncontrolling interest	—	(592)	—	—	(592)
Payment of financing costs	(6,362)	—	—	—	(6,362)
Intercompany financing activities	(44,782)	6,939	—	37,843	—
Net cash provided (used) by financing activities	50,185	1,463	(15)	42,727	94,360
Effect of exchange rates on cash	(698)	250	158	—	(290)
Net (decrease) increase in cash and cash equivalents	(34,460)	(4,939)	1,641	—	(37,758)
Cash and cash equivalents at beginning of period	36,280	10,022	1,282	—	47,584
Cash and cash equivalents at end of period	$1,820	$5,083	$2,923	$—	$9,826

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Six Months Ended March 28, 2015
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used by operating activities	$(36,828)	$(5,623)	$(49,351)	$(6,719)	$(98,521)
Additions to property, plant and equipment	(1,359)	(154)	(9,512)	—	(11,025)
Payments to acquire companies, net of cash acquired	(16,000)	—	—	—	(16,000)
Proceeds from short-term investments	9,997	—	—	—	9,997
Change in restricted cash and cash equivalents	1,700	—	—	—	1,700
Investment in short-term investments	(17)	—	—	—	(17)
Other investing activities	(331)	—	—	—	(331)
Intercompany investing activities	(27,949)	—	57,738	(29,789)	—
Net cash (used) provided by investing activities	(33,959)	(154)	48,226	(29,789)	(15,676)
Repayments of long-term debt	(50,131)	—	(10)	—	(50,141)
Borrowings under revolving line of credit	186,000	—	—	—	186,000
Repayments on revolving line of credit	(71,000)	—	—	—	(71,000)
Proceeds from issuance of common stock	1,220	—	—	—	1,220
Excess tax benefits from stock-based awards	351	—	—	—	351
Repurchase of common stock	(17,164)	—	—	—	(17,164)
Distribution to parent	—	(6,719)	—	6,719	—
Distribution to noncontrolling interest	—	(1,680)	—	—	(1,680)
Intercompany financing activities	(34,891)	5,102	—	29,789	—
Net cash provided (used) by financing activities	14,385	(3,297)	(10)	36,508	47,586
Effect of exchange rates on cash	(910)	577	211	—	(122)
Net increase decrease in cash and cash equivalents	(57,312)	(8,497)	(924)	—	(66,733)
Cash and cash equivalents at beginning of year	63,471	12,806	2,399	—	78,676
Cash and cash equivalents at end of year	$6,159	$4,309	$1,475	$—	$11,943

13.	Contingencies

The Company may from time to time become involved in legal proceedings in the ordinary course of business. Currently, the Company is not a party to any legal proceedings that management believes would have a material effect on the Company’s financial position or results of operations.

14. Subsequent Events
Asset Backed Loan Facility Amendment
On April 22, 2016, the Company entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein

(collectively, the “Amended Credit Facility”). The Amended Credit Facility matures on April 22, 2021. The Company may borrow, repay and reborrow amounts under the Amended Credit Facility until its maturity date, at which time all amounts outstanding under the Amended Credit Facility must be repaid in full.
The Amended Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of April 22, 2016, the closing date, the borrowing base was $367.8 million and the remaining borrowing availability, after taking into consideration $86.0 million of outstanding borrowings at the time of closing, was $281.8 million. Borrowings under the Amended Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25%-1.50% (previously between 1.25% and 1.75%) and was 1.25% at the time of closing, and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.50% (previously between 0.25% and 0.75%) and was 0.25% at the time of closing.
The Amended Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Amended Credit Facility is secured by substantially all assets of the Company.

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
Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, super premium dog and cat food and treats, toys, pet carriers, pet bedding, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under the brands including Adams™, Aqueon®, Avoderm®, Bio Spot Active Care™, Cadet®, Farnam®, Four Paws®, Kaytee®, Nylabone®, Pinnacle®, TFH™, Zilla® as well as a number of other brands including Altosid, Comfort Zone®, Coralife®, Interpet, Kent Marine®, Pet Select®, Super Pet®, and Zodiac®.
Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; fertilizers; weed, grass, ant and other herbicide, insecticide and pesticide products; and decorative products including pottery, trellises and other wood products. These products are sold under the brands AMDRO®, Ironite®, Pennington®, and Sevin®, as well as a number of other brand names including Earth Juice®, Lilly Miller®, Over-N-Out®, Smart Seed® and The Rebels®.
In fiscal 2015, our consolidated net sales were $1.7 billion, of which our pet segment, or Pet, accounted for approximately $895 million and our garden segment, or Garden, accounted for approximately $756 million. In fiscal 2015, our income from operations was $91.4 million consisting of income from our Pet segment of $98.8 million, income from our Garden segment of $60.1 million and corporate expenses and eliminations of $67.5 million. See Note 11 to our consolidated financial statements for financial information about our two operating segments.
We were incorporated in Delaware in May 1992 as the successor to a California corporation that was formed in 1955. Our executive offices are located at 1340 Treat Boulevard, Suite 600, Walnut Creek, California 94597, and our telephone number is (925) 948-4000. Our website is www.central.com. The information on our website is not incorporated by reference in this annual report.

Recent Developments
Fiscal 2016 Second Quarter Financial Performance:

•
Our net sales increased $43.6 million, or 8.8%, to $541.2 million from the prior year quarter. An increase of $53.8 million in our Pet segment was partially offset by a $10.2 million decrease in our Garden segment.

•	Gross margin increased 110 basis points to 31.3% while gross profit increased $19.3 million, with both segments contributing to increased gross profit.

•	Selling, general & administrative expense increased $9.8 million to $109.9 million, and increased as a percentage of net sales to 20.3% from 20.1% in the prior year quarter.

•	Operating income improved by $9.4 million from the prior year quarter, to $59.4 million in the second quarter of fiscal 2016.

•
Our net income in the second quarter of fiscal 2016 was $32.7 million, or $0.65 per diluted share, compared to net income of $23.2 million, or $0.47 per diluted share, in the second quarter of fiscal 2015.

New Chief Executive Officer Announced
George C. Roeth will become President and Chief Executive Officer, effective June 1, 2016, succeeding John Ranelli. Mr. Roeth is a Director of the Company and a former Chief Operating Officer of The Clorox Company. He will remain on Central’s Board. John R. Ranelli will serve as a Senior Advisor to the Company until his retirement on September 30, 2016, and will remain a member of the Company’s Board of Directors.

Asset Backed Loan Facility Amendment
On April 22, 2016, we entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if we exercise the accordion feature set forth therein (collectively, the “Amended Credit Facility”). The Amended Credit Facility matures on April 22, 2021. We may borrow, repay and reborrow amounts under the Amended Credit Facility until its maturity date, at which time all amounts outstanding under the Amended Credit Facility must be repaid in full.
The Amended Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of April 22, 2016, the closing date, the borrowing base was $367.8 million and the remaining borrowing availability, after taking into consideration $86.0 million of outstanding borrowings, was $281.8 million. Borrowings under the Amended Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25%-1.50% (previously between 1.25% and 1.75%) and was 1.25% at the time of closing, and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.50% (previously between 0.25% and 0.75%) and was 0.25% at the time of closing.

Results of Operations
Three Months Ended March 26, 2016
Compared with Three Months Ended March 28, 2015
Net Sales
Net sales for the three months ended March 26, 2016 increased $43.6 million, or 8.8%, to $541.2 million from $497.6 million for the three months ended March 28, 2015. Our branded product sales increased $27.6 million, and sales of other manufacturers’ products increased $16.0 million.
Pet net sales increased $53.8 million, or 24.3%, to $275.3 million for the three months ended March 26, 2016 from $221.5 million for the three months ended March 28, 2015. Of the increase in net sales, $37.5 million was from two recently acquired businesses, and the remaining $16.3 million was from organic growth. Excluding the impact of the recent acquisitions, net sales increased 7.4%. Pet branded product sales increased $48.5 million, due primarily to a $43.2 million increase in our dog and cat category, $37.5 million of which was from our two recent acquisitions, and a $6.6 million increase in our animal health category, driven by increased sales in our professional business. Sales of other manufacturers’ products increased $5.3 million due primarily to increased dog food sales and increased sales in the Food, Drug and Mass Merchandise channel.
Garden net sales decreased $10.2 million, or 3.7%, to $265.9 million for the three months ended March 26, 2016 from $276.1 million for the three months ended March 28, 2015. Garden branded product sales decreased $20.9 million, and sales of other manufacturers’ products increased $10.7 million. The sales decrease in branded products was due primarily to a $10.0 million decrease from our exit of the seasonal decor business and a private label relationship in the fertilizer category, and a $9.6 million volume-based decrease in wild bird feed. These decreases were partially offset by an $11.4 million increase in grass seed sales reflecting an earlier breaking spring season as compared to the prior year quarter.
Gross Profit
Gross profit for the three months ended March 26, 2016 increased $19.2 million, or 12.8%, to $169.3 million from $150.1 million for the three months ended March 28, 2015. The increase in gross profit was primarily in the Pet segment due to increased sales, principally in our dog and cat category, and increased sales and improved gross margin in our animal health category. Gross margin increased 110 basis points to 31.3% for the three months ended March 26, 2016 from 30.2% for the three months ended March 28, 2015. The principal reasons for the increase in gross margin were increased sales and improved gross margin in our grass seed business.
Although increased sales in our dog and cat category favorably impacted our gross profit, they had a negative impact on our gross margin, as expected. Two of our recently acquired businesses, IMS and DMC, generally have lower gross margins than our historical dog and cat category products. Excluding the impact of our recent acquisitions, the gross margin in our Pet segment would not have declined in the quarter.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $9.8 million, or 9.8%, to $109.9 million for the three months ended March 26, 2016 from $100.1 million for the three months ended March 28, 2015. As a percentage of net sales, selling, general and administrative expenses increased to 20.3% for the three months ended March 26, 2016, compared to 20.1% in the comparable prior year quarter. An increase in corporate expenses in the quarter was the principal reason for the slight increase in selling, general and administrative expenses as a percentage of sales in the current year quarter.
Selling and delivery expense increased $2.3 million, or 4.2%, to $57.6 million for the three months ended March 26, 2016 from $55.2 million for the three months ended March 28, 2015. The increase was due to the addition of two recent acquisitions in our Pet segment. Although our total selling and delivery expenses increased in dollar terms, selling and delivery expenses decreased as a percentage of net sales.
Warehouse and administrative expense increased $7.5 million, or 16.8%, to $52.4 million for the quarter ended March 26, 2016 from $44.8 million in the quarter ended March 28, 2015. The increase was due primarily to an increase in our Pet segment due to two recent acquisitions and increased administrative and warehouse spending to support growth. Additionally, corporate expenses increased due primarily to insurance costs. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and information technology functions.
Operating Income
Operating income increased $9.4 million to $59.4 million for the three months ended March 26, 2016 from $50.0 million for the three months ended March 28, 2015. Increased sales of $43.6 million and an improved gross margin were partially offset by a $9.8 million increase in selling, general and administrative costs. Operating margin improved to 11.0% for the three months ended March 26, 2016 from 10.0% for the three months ended March 28, 2015 due to an improvement in gross margin which was only partially offset by a small increase in selling, general and administrative expenses as a percent of net sales.
Pet operating income increased $5.3 million, or 19.8%, to $32.4 million for the three months ended March 26, 2016 from $27.1 million for the three months ended March 28, 2015. The increase was due primarily to increased sales which were partially offset by a lower gross margin and increased selling, general and administrative expenses. Pet operating margin decreased to 11.8% for the three months ended March 26, 2016 from 12.2% for the three months ended March 28, 2015 due to a lower gross margin. Our recent acquisitions have a lower operating margin than our historical Pet business and are still in the process of being integrated.
Garden operating income increased $5.1 million, or 12.9%, to $44.4 million for the three months ended March 26, 2016 from $39.3 million for the three months ended March 28, 2015. The increase was due to an improved gross margin and lower selling, general and administrative expenses partially offset by decreased sales.
Corporate operating expense increased $1.0 million to $17.4 million in the current year quarter from $16.4 million in the fiscal 2015 quarter due primarily to increased insurance costs.
Net Interest Expense
Net interest expense for the three months ended March 26, 2016 decreased $4.8 million, or 40.2%, to $7.1 million from $11.9 million for the three months ended March 28, 2015. Interest expense decreased as a result of the lower interest rate on our 6.125% senior notes due 2023 ("2023 Notes") and the redemption of $50.0 million of our 8.25% senior subordinated notes due 2018 ("2018 Notes") during the prior year second fiscal quarter. In November 2015, we issued $400 million aggregate principal amount of 2023 Notes and replaced our outstanding 2018 Notes. Additionally, in March 2015, we redeemed $50.0 million of our 2018 Notes and, as a result, recognized a charge of approximately $1.6 million during the prior year second fiscal quarter.
Debt outstanding on March 26, 2016 was $497.0 million compared to $511.4 million as of March 28, 2015. Our average borrowing rate for the current quarter decreased to 5.6% from 7.8% for the prior year quarter.
Other Expense
Other expense was $0.1 million for the quarter ended March 26, 2016, unchanged from the prior year quarter. Other expense is comprised of income from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses.
Income Taxes
Our effective income tax benefit rate was 36.0% for the quarter ended March 26, 2016 and 36.9% for the quarter ended March 28, 2015. The decrease in the income tax rate was due primarily to projected additional tax credits in the current year quarter.

Six Months Ended March 26, 2016
Compared with Six Months Ended March 28, 2015
Net Sales
Net sales for the six months ended March 26, 2016 increased $96.2 million, or 11.9%, to $901.1 million from $804.9 million for the six months ended March 28, 2015. Our branded product sales increased $67.2 million, and sales of other manufacturers’ products increased $29.0 million.
Pet net sales increased $103.2 million, or 24.5%, to $524.0 million for the six months ended March 26, 2016 from $420.8 million for the six months ended March 28, 2015. Of the increase in net sales, $65.6 million was from two recently acquired businesses, and the remaining $37.6 million came from organic growth. Pet branded product sales increased $90.4 million, due primarily to a $77.1 million increase in our dog and cat category, $65.6 million of which was from two recent acquisitions. Additionally, net sales increased $8.9 million in our animal health category due to increased sales in our professional business and equine category. Sales of other manufacturers’ products increased $12.8 million due primarily to increased dog food sales and increased sales in the Food, Drug and Mass Merchandise channel.
Garden net sales decreased $7.0 million, or 1.8%, to $377.1 million for the six months ended March 26, 2016 from $384.1 million for the six months ended March 28, 2015. Garden branded product sales decreased $23.2 million, and sales of other manufacturers’ products increased $16.2 million. The sales decrease in branded products was due primarily to a $13.6 million decrease from our exit of the seasonal decor business and a private label relationship in the fertilizer category, and a $12.1 million volume-based decrease in wild bird feed. These decreases were partially offset by a $16.1 million increase in grass seed sales reflecting an earlier breaking spring season as compared to the prior year quarter.
Gross Profit
Gross profit for the six months ended March 26, 2016 increased $31.1 million, or 13.1%, to $269.1 million from $238.0 million for the six months ended March 28, 2015. The increase in gross profit was primarily due to increased sales in the Pet segment, principally in our dog and cat category. Gross margin increased 30 basis points to 29.9% for the six months ended March 26, 2016 from 29.6% for the six months ended March 28, 2015. Improved gross margin in our Garden segment was partially offset by a decrease in our Pet segment.
Although increased sales in our dog and cat category favorably impacted our gross profit, they had a negative impact on our Pet segment's gross margin, as expected. Our recent acquisitions, IMS and DMC, generally have lower gross margins than our historical dog and cat category products. Excluding the impact of our recent acquisitions, the gross margin in our Pet segment for the six month period would not have declined.
Gross profit in our Garden segment improved due to gross margin improvement which was partially offset by a $7.0 million decrease in net sales. The gross margin improvement was due primarily to increased grass seed sales and a product mix change in our grass seed and controls and fertilizer businesses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $14.0 million, or 7.5%, to $200.9 million for the six months ended March 26, 2016 from $186.9 million for the six months ended March 28, 2015. As a percentage of net sales, selling, general and administrative expenses decreased to 22.3% for the six months ended March 26, 2016, compared to 23.2% in the comparable prior year six month period as we continued to leverage our existing infrastructure. This decrease as a percentage of net sales occurred in both the Pet and Garden segments. Additionally, recent acquisitions in our Pet segment have had lower selling, general and administrative expenses as a percentage of revenue as compared to our existing business.
Selling and delivery expense increased $4.7 million, or 4.7%, to $104.5 million for the six months ended March 26, 2016 from $99.8 million for the six months ended March 28, 2015. The increase was due to increased sales and the addition of two recent acquisitions in our Pet segment partially offset by a slight decrease in our Garden segment primarily due to a shift in timing of some advertising expenditures to our fiscal third quarter.
Warehouse and administrative expense increased $9.3 million, or 10.7%, to $96.4 million for the six months ended March 26, 2016 from $87.1 million for the six months ended March 28, 2015. Increased expenditures in our Pet segment were partially offset by minor decreases in our Garden segment and corporate. The increase expenditures in our Pet segment were due primarily to two recent acquisitions and increased administrative and warehouse spending to support growth in our business units. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and information technology functions.
Operating Income
Operating income increased $17.1 million to $68.2 million for the six months ended March 26, 2016 from $51.1 million for the six months ended March 28, 2015. Our operating margin improved to 7.6% for the six months ended March 26, 2016 from 6.3% for the six months ended March 28, 2015. Increased sales of $96.2 million, a 30 basis point gross margin improvement and a decline in selling, general and administrative expense as a percent of net sales all contributed to our improved operating income and operating margin.
Pet operating income increased $11.0 million, or 23.1%, to $58.6 million for the six months ended March 26, 2016 from $47.6 million for the six months ended March 28, 2015. The increase was due primarily to increased sales which were partially offset by a lower gross margin and increased selling, general and administrative expenses. Our Pet operating margin slightly decreased to 11.2% for the six months ended March 26, 2016 from 11.3% for the six months ended March 28, 2015 as a lower gross margin was partially offset by lower selling general and administrative expense as a percent of net sales. These changes were due primarily to two acquisitions in our dog and cat category made since the end of our 2015 third fiscal quarter.
Garden operating income increased $5.4 million, or 15.0%, to $41.2 million for the six months ended March 26, 2016 from $35.8 million in the six months ended March 28, 2015. Improved gross margin and lower selling, general and administrative expenses more than offset a decline in net sales.
Corporate operating expenses decreased $0.7 million to $31.6 million in the current six month period from $32.3 million in the comparable fiscal 2015 period.
Net Interest Expense
Net interest expense for the six months ended March 26, 2016 increased $6.9 million, or 31.0%, to $29.2 million from $22.3 million for the six months ended March 28, 2015. In November 2015, we issued $400 million aggregate principal amount of 2023 Notes. We used the net proceeds from the offering, together with available cash, to redeem our outstanding 2018 Notes and pay fees and expenses related to the offering. As a result of our redemption of the 2018 Notes, we recognized incremental interest expense of approximately $14.3 million comprised of an $8.3 million call premium, $2.7 million related to the 30 days of overlapping interest expense and a $3.3 million non-cash charge for the write-off of unamortized financing costs in interest expense. In March 2015, we redeemed $50.0 million of our 2018 Notes. As a result of the $50.0 million redemption, we recognized incremental interest expense of approximately $1.6 million in the second quarter of fiscal 2015.
Excluding the $14.3 million of incremental expense related to the issuance and redemption of our fixed rate debt in fiscal 2016 and the $1.6 million of incremental expense related to the redemption of $50 million of our fixed rate debt in fiscal 2015, interest expense decreased $5.8 million due to both lower interest rates on our 2023 Notes and lower average debt outstanding during the six months ended March 26, 2016, as a result of the redemption of $50.0 million of our 2018 Notes in March 2015. Debt outstanding on March 26, 2016 was $497.0 million compared to $511.4 million as of March 28, 2015. Our average borrowing rate for the current six month period decreased to 6.5% from 8.1% for the prior six month period.
Other Expense
Other expense increased $0.1 million to $0.6 million for the six months ended March 26, 2016, from $0.5 million for the six months ended March 28, 2015. Other expense is comprised of income from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses.

Income Taxes
Our effective income tax benefit rate was 35.4% for the six months ended March 26, 2016 and 35.5% for the six months ended March 28, 2015.

Inflation
Our revenues and margins are dependent on various economic factors, including, but not limited to, rates of inflation, energy costs, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact levels of consumer spending. In certain fiscal periods, we have been adversely impacted by rising input costs, particularly relating to grain and seed prices, fuel prices and the ingredients used in our garden controls and fertilizers. Rising costs in those periods have made it difficult for us to increase prices to our retail customers at a pace sufficient to enable us to maintain margins.
In recent years, our business was negatively impacted by low consumer confidence, as well as other macro-economic factors. In fiscal 2015, commodity costs declined from fiscal 2014 levels. In the first half of fiscal 2016, commodity costs have not changed significantly from fiscal 2015 levels. We continue to monitor commodity prices in order to be in a position to take action to mitigate the impact of increasing raw material costs.
Weather and Seasonality
Our sales of lawn and garden products are influenced by weather and climate conditions in the different markets we serve. Additionally, our Garden segment’s business is highly seasonal. In fiscal 2015, approximately 66% of our Garden segment’s net sales and 58% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is typically generated in this period, which has historically offset the operating loss incurred by the Garden segment during the first fiscal quarter of the year.
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
Operating Activities
Net cash used by operating activities decreased by $47.7 million, from $98.5 million of cash used by operating activities for the six months ended March 28, 2015, to $50.8 million for the six months ended March 26, 2016. The decrease in cash used by operating activities was due primarily to an increase in cash flow from working capital accounts for the period ended March 26, 2016, primarily receivables, inventory and accounts payable, as compared to the prior year period, due to better management of working capital. Our investment in inventory was not as large in the current year period as the prior year period. We remain focused on managing our investment in inventory, while maintaining high fill rates and service levels to our customers.
Investing Activities
Net cash used in investing activities increased $65.3 million, from $15.7 million for the six months ended March 28, 2015 to $81.0 million during the six months ended March 26, 2016. The increase in cash used in investing activities was due primarily to two acquisitions during the first fiscal quarter of 2016. On September 30, 2015, we acquired Hydro-Organics

Wholesale Inc., an organic fertilizer company, for approximately $7.8 million cash and approximately $2.6 million of estimated contingent future performance-based payments. In December 2015, we purchased the pet bedding business and certain other assets of National Consumers Outdoors Corp., formerly known as Dallas Manufacturing Company (“DMC”), for $61 million. Additionally, our capital expenditures increased to $12.8 million from $11.0 million in the prior year period. We expect to increase our capital expenditures over the rest of fiscal 2016 and through fiscal 2017 as we improve our existing infrastructure for planned growth and make our manufacturing and distribution facilities more efficient.

Financing Activities
Net cash provided by financing activities increased $46.8 million, from $47.6 million for the six months ended March 28, 2015, to $94.4 million for the six months ended March 26, 2016. The increase in cash provided by financing activities was due primarily to the repayment of $50 million aggregate principal of our 2018 Notes during the prior year period at 102.063%, as well as increased purchases of our common stock in the prior year period compared to the current year. Decreased net borrowings under our asset backed revolving credit facility during the current year period, partially offset by the payment of financing costs associated with the issuance of our 2023 Notes and subsequent redemption of our 2018 Notes during the period ended March 26, 2016 also contributed to the increase in cash provided by financing activities.
We expect that our principal sources of funds will be cash generated from our operations and, if necessary, borrowings under our $400 million asset backed loan facility. Based on our anticipated cash needs, availability under our asset backed loan facility and the scheduled maturity of our debt, we believe that our sources of liquidity should be adequate to meet our working capital, capital spending and other cash needs for at least the next 12 months. However, we cannot assure you that these sources will continue to provide us with sufficient liquidity and, should we require it, that we will be able to obtain financing on terms satisfactory to us, or at all.
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
At March 26, 2016, our total debt outstanding was $497.0 million, as compared with $511.4 million at March 28, 2015.
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
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all covenants as of March 26, 2016.
Asset Backed Loan Facility
On December 5, 2013, we entered into a credit agreement which provided up to a $390 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if we exercise the accordion feature set forth therein ( the “Credit Facility”). As of March 26, 2016, there were borrowings of $102.0 million outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $6.0 million outstanding as of March 26, 2016.
The Credit Facility was subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of March 26, 2016, the borrowing availability was $366.1 million and the remaining borrowing availability, after taking into consideration $102.0 million of outstanding borrowings, was $264.1 million. Borrowings under the Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s total outstanding borrowings. Such applicable margin for LIBOR-based borrowings fluctuated between 1.25%-1.75% (and was 1.25% at March 26, 2016) and such applicable margin for Base Rate borrowings fluctuated between 0.25%-0.75% (and was 0.25% at March 26, 2016). As of March 26, 2016, the applicable interest rate related to Base Rate borrowings was 3.75%, and the applicable interest rate related to LIBOR-based borrowings was 1.68%.
The Credit Facility contained customary covenants, including financial covenants which required us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility was secured by substantially all assets of the Company. We were in compliance with all financial covenants under the Credit Facility during the period ended March 26, 2016.
On April 22, 2016, we amended and restated our Credit Facility (the "Amended Credit Facility") which now provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if we exercise the accordion feature set forth therein. The Amended Credit Facility matures on April 22, 2021. We may borrow, repay and reborrow amounts under the Amended Credit Facility until its maturity date, at which time all amounts outstanding under the Amended Credit Facility must be repaid in full.
The Amended Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of April 22, 2016, the closing date, the borrowing base was $367.8 million and the remaining borrowing availability, after taking into consideration $86.0 million of outstanding borrowings, was $281.8 million. Borrowings under the Amended Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25%-1.50% (previously between 1.25% and 1.75%) and was 1.25% at the time of closing, and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.50% (previously between 0.25% and 0.75%) and was 0.25% at the time of closing.

The Amended Credit Facility contains customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Amended Credit Facility is secured by substantially all assets of the Company.

Off-Balance Sheet Arrangements
There have been no material changes to the information provided in our Annual Report on Form 10-K for the fiscal year ended September 26, 2015 regarding off-balance sheet arrangements.
Contractual Obligations
Except for the issuance of our 2023 Notes in November 2015 and the redemption of our 2018 Notes in December 2015, there have been no material changes outside the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 26, 2015.
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

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer, who is also currently our principal financial officer, has reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of March 26, 2016.
(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer, who is also currently our principal financial officer, has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2016. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended March 26, 2016 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
December 27, 2015 - January 30, 2016	2,514	(2)	$13.20	—	$34,968,000
January 31, 2016 - February 27, 2016	18,870	(2)	$13.75	—	$34,968,000
February 28, 2016 - March 26, 2016	5,011	(2)	$13.68	—	$34,968,000
Total	26,395		$13.68	—	$34,968,000

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

10.1
Amended and Restated Credit Agreement dated April 22, 2016 among the Company, certain of the Company's domestic subsidiaries as borrowers and guarantors, a syndicate of financial institutions party thereto, SunTrust Bank, as issuing bank and administrative agent, and SunTrust Robinson Humphrey, Inc., as left lead arranger and joint bookrunner, Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association , as co-syndication agents, Bank of the West, BMO Harris Bank N.A., JP Morgan Chase Bank, N.A. and KeyBank National Association as co-documentation agents.

31.1	Certification of Principal Executive Officer and Acting Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Acting Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: May 5, 2016

/s/ JOHN R. RANELLI
John R. Ranelli
President and Chief Executive Officer
(Principal Executive Officer and Acting Principal Financial Officer)