Form 10-Q
period 2016-06-25
CENTRAL GARDEN & PET CO
filed 2016-08-03
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 26, 2016	11,998,472
Class A Common Stock Outstanding as of July 26, 2016	37,230,889
Class B Stock Outstanding as of July 26, 2016	1,652,262

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in the Form 10-K for the fiscal year ended September 26, 2015, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materializes, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in, or imply by, any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances, except as required by law. Presently known risk factors include, but are not limited to, the following factors:

•	seasonality and fluctuations in our operating results and cash flow;

•	fluctuations in market prices for seeds and grains and other raw materials;

•	our inability to pass through cost increases in a timely manner;

•	the recent transition to a new CEO and our dependence upon our key executives;

•	risks associated with new product introductions, including the risk that our new products will not produce sufficient sales to recoup our investment;

•	declines in consumer spending during economic downturns;

•	inflation, deflation and other adverse macro-economic conditions;

•	supply shortages in small animals and pet birds;

•	adverse weather conditions;

•	risks associated with our acquisition strategy;

•	access to and cost of additional capital;

•	dependence on a small number of customers for a significant portion of our business;

•	consolidation trends in the retail industry;

•	competition in our industries;

•	potential goodwill or intangible asset impairment;

•	continuing implementation of an enterprise resource planning information technology system;

•	our ability to protect our intellectual property rights;

•	potential environmental liabilities;

•	risk associated with international sourcing;

•	litigation and product liability claims;

•	regulatory issues;

•	the impact of product recalls;

•	potential costs and risks associated with actual or anticipated cyber attacks;

•	the voting power associated with our Class B stock; and

•	potential dilution from issuance of authorized shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 25, 2016	June 27, 2015	September 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$40,000	$43,841	$47,584
Restricted cash	12,029	12,590	13,157
Accounts receivable (less allowance for doubtful accounts of $25,429, $18,573 and $19,296)	241,954	223,149	207,402
Inventories	361,813	340,233	335,946
Prepaid expenses and other	45,075	54,558	49,731
Total current assets	700,871	674,371	653,820
Land, buildings, improvements and equipment—net	159,430	162,969	162,809
Goodwill	233,011	209,089	209,089
Other intangible assets—net	95,070	83,841	75,460
Other assets	28,525	25,467	30,419
Total	$1,216,907	$1,155,737	$1,131,597
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$96,906	$90,423	$88,889
Accrued expenses	102,953	110,070	87,724
Current portion of long-term debt	530	290	291
Total current liabilities	200,389	200,783	176,904
Long-term debt	394,603	396,395	396,691
Other long-term obligations	63,975	47,147	51,622
Equity:
Common stock, $0.01 par value: 11,998,472, 11,908,317, and 11,908,317 shares outstanding at June 25, 2016, June 27, 2015 and September 26, 2015	120	119	119
Class A common stock, $0.01 par value: 37,197,569, 35,970,174 and 36,462,299 shares outstanding at June 25, 2016, June 27, 2015 and September 26, 2015	371	360	364
Class B stock, $0.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	390,270	388,762	388,636
Accumulated earnings	166,112	120,356	115,987
Accumulated other comprehensive income (loss)	(805)	679	164
Total Central Garden & Pet Company shareholders’ equity	556,084	510,292	505,286
Noncontrolling interest	1,856	1,120	1,094
Total equity	557,940	511,412	506,380
Total	$1,216,907	$1,155,737	$1,131,597
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net sales	$514,544	$459,446	$1,415,605	$1,264,368
Cost of goods sold and occupancy	350,799	317,409	982,735	884,288
Gross profit	163,745	142,037	432,870	380,080
Selling, general and administrative expenses	115,560	103,044	316,509	289,978
Income from operations	48,185	38,993	116,361	90,102
Interest expense	(6,964)	(8,978)	(36,205)	(31,357)
Interest income	43	7	74	96
Other income (expense)	318	585	(243)	96
Income before income taxes and noncontrolling interest	41,582	30,607	79,987	58,937
Income tax expense	14,916	11,484	28,509	21,527
Income including noncontrolling interest	26,666	19,123	51,478	37,410
Net income attributable to noncontrolling interest	636	323	1,353	1,070
Net income attributable to Central Garden & Pet Company	$26,030	$18,800	$50,125	$36,340
Net income per share attributable to Central Garden & Pet Company:
Basic	$0.53	$0.39	$1.03	$0.75
Diluted	$0.51	$0.38	$0.99	$0.73
Weighted average shares used in the computation of net income per share:
Basic	49,120	48,167	48,801	48,642
Diluted	51,063	49,290	50,743	49,496
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net income	$26,666	$19,123	$51,478	$37,410
Other comprehensive income (loss):
Unrealized loss on securities	—	—	—	(10)
Reclassification of realized loss on securities included in net income	—	—	—	20
Foreign currency translation	(277)	615	(969)	(563)
Total comprehensive income	26,389	19,738	50,509	36,857
Comprehensive income attributable to noncontrolling interest	636	323	1,353	1,070
Comprehensive income attributable to Central Garden & Pet Company	$25,753	$19,415	$49,156	$35,787
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	June 25, 2016	June 27, 2015
Cash flows from operating activities:
Net income	$51,478	$37,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,286	25,076
Amortization of deferred financing costs	1,164	2,005
Stock-based compensation	6,069	5,970
Excess tax benefits from stock-based awards	(4,726)	(685)
Deferred income taxes	12,305	6,416
Write-off of deferred financing costs	3,337	537
Loss on sale of property and equipment	788	662
Gain on sale of manufacturing plant	(2,544)	—
Other	190	(51)
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	(13,236)	(29,468)
Inventories	(5,928)	(13,791)
Prepaid expenses and other assets	6,493	(4,824)
Accounts payable	(8,027)	1,694
Accrued expenses	14,812	25,733
Other long-term obligations	(1,878)	(87)
Net cash provided by operating activities	89,583	56,597
Cash flows from investing activities:
Additions to property and equipment	(19,486)	(18,160)
Payments to acquire companies, net of cash acquired	(68,901)	(16,000)
Proceeds from the sale of facility	3,899
Change in restricted cash	1,129	1,693
Proceeds from short-term investments	—	9,997
Investment in short-term investments	—	(17)
Other investing activities	(550)	(489)
Net cash used in investing activities	(83,909)	(22,976)
Cash flows from financing activities:
Repayments of long-term debt	(400,230)	(50,216)
Proceeds from issuance of long-term debt	400,000	—
Borrowings under revolving line of credit	419,000	312,000
Repayments under revolving line of credit	(419,000)	(312,000)
Proceeds from issuance of common stock	280	2,148
Repurchase of common stock, including shares surrendered for tax withholding	(9,429)	(19,021)
Distribution to noncontrolling interest	(592)	(1,680)
Payment of financing costs	(7,560)	—
Excess tax benefits from stock-based awards	4,726	685
Net cash used in financing activities	(12,805)	(68,084)
Effect of exchange rate changes on cash and cash equivalents	(453)	(372)
Net decrease in cash and cash equivalents	(7,584)	(34,835)
Cash and equivalents at beginning of period	47,584	78,676
Cash and equivalents at end of period	$40,000	$43,841
Supplemental information:
Cash paid for interest	$32,440	$22,470
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended June 25, 2016
(Unaudited)

1.	Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of June 25, 2016 and June 27, 2015, the condensed consolidated statements of operations for the three and nine months ended June 25, 2016 and June 27, 2015, the condensed consolidated statements of comprehensive income for the three and nine months ended June 25, 2016 and June 27, 2015 and the condensed consolidated statements of cash flows for the nine months ended June 25, 2016 and June 27, 2015 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
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
Due to the seasonal nature of the Company’s garden business, the results of operations for the three and nine months ended June 25, 2016 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2015 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 26, 2015 balance sheet presented herein was derived from the audited financial statements.
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
The Company does not perform the assessments required to achieve hedge accounting for commodity derivative positions. Accordingly, the changes in the values of these derivatives are recorded currently in other income (expense) in its condensed consolidated statements of operations. As of June 25, 2016 and June 27, 2015, the Company had no outstanding derivative instruments.
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
Discontinued Operations
In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of

Disposals of Components of an Entity. ASU 2014-08 provides amended guidance for reporting discontinued operations and disclosures of disposals of components. The amended guidance raises the threshold for disposals to qualify as discontinued operations and permits significant continuing involvement and continuing cash flows with the discontinued operation. In addition, the amended guidance requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The amended guidance became effective for annual periods and interim periods beginning September 27, 2015. The adoption of the applicable sections of this ASC will have an impact on the presentation of any future discontinued operations the Company may have.
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
In May 2016, the FASB issued ASU No. 2016-12 (ASU 2016-12), Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 is intended to clarify two aspects of Topic 606: first, assessing the collectability criterion, options for the presentation of sales and similar taxes, noncash consideration, transition contract modifications, transition contract completion and secondly, technical corrections.
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
In March 2016, the FASB issued ASU 2016-09 (ASU 2016-09), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, or the Company's first quarter of fiscal 2018. Early adoption is permitted. The Company is currently evaluating the requirements of ASU 2016-09 and has not yet determined the impact on its consolidated financial statements.
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

Financial Statement Line Item	Previously Reported September 26, 2015	Reclassifications	As Adjusted September 26, 2015
Other assets	$33,576	$(3,157)	$30,419
Total assets	1,134,754	(3,157)	1,131,597
Long term debt	399,848	(3,157)	396,691
Total liabilities and equity	1,134,754	(3,157)	1,131,597

Financial Statement Line Item	Previously Reported June 27, 2015	Reclassifications	As Adjusted June 27, 2015
Other assets	$28,951	$(3,484)	$25,467
Total assets	1,159,221	(3,484)	1,155,737
Long term debt	399,879	(3,484)	396,395
Total liabilities and equity	1,159,221	(3,484)	1,155,737

2.	Fair Value Measurements

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of June 25, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (a)	$0	$0	$6,355	$6,355
Total liabilities	$0	$0	$6,355	$6,355
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

The following table provides a summary of the changes in fair value of our Level 3 financial instruments for the periods ended June 25, 2016 and June 27, 2015 (in thousands):

Amount
Balance as of September 26, 2015	$3,625
Estimated contingent performance-based consideration established at the time of acquisition	2,590
Changes in the fair value of contingent performance-based payments established at the time of acquisition	140
Balance as of June 25, 2016	$6,355

Amount
Balance as of September 27, 2014	$4,414
Changes in the fair value of contingent performance-based payments established at the time of acquisition	(71)
Balance as of June 27, 2015	$4,343
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended June 25, 2016 and June 27, 2015, the Company was not required to measure any significant non-financial assets and liabilities at fair value.

Fair Value of Other Financial Instruments
In November 2015, the Company issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”). The estimated fair value of the Company’s 2023 Notes as of June 25, 2016 was $417.0 million, compared to a carrying value of $394.2 million.
In January 2015, the Company called $50 million aggregate principal amount of the Company’s senior subordinated notes due 2018 (the “2018 Notes”) for redemption on March 1, 2015 at a price of 102.063%. In December 2015, the Company redeemed the remaining $400 million aggregate principal amount of the 2018 Notes at a price of 102.063%. The estimated fair value of the Company’s $400 million principal amount of 2018 Notes as of June 27, 2015 was $406.0 million, compared to a carrying value of $396.2 million. The estimated fair value of the Company’s $400 million aggregate principal amount of 2018 Notes as of September 26, 2015 was $410.5 million, compared to a carrying value of $396.5 million. The estimated fair value is based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.

3.	Acquisitions

IMS Trading Corp
On July 31, 2015, the Company purchased substantially all of the assets of IMS Trading Corp. for approximately $23 million. IMS Trading Corp was a manufacturer, importer and distributor of rawhide, natural dog treats and pet products throughout the United States and internationally. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by approximately $1.4 million, which is included in goodwill in our consolidated balance sheet as of June 25, 2016. Financial results for IMS Trading Corp. have been included in the results of operations within the Pet segment since the date of acquisition. This acquisition is expected to complement the Company's existing dog and cat business.
During the second fiscal quarter of 2016, the Company finalized the allocation of the purchase price to the fair value of the tangible and intangible assets acquired. The following table summarizes the preliminary recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments:

In thousands	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as Adjusted)
Current assets, net of cash and cash equivalents acquired	$20,458	$315	$20,773
Fixed assets	1,670	—	1,670
Goodwill	—	1,365	1,365
Other assets	5,356	(5,356)	—
Other intangible assets, net	—	4,510	4,510
Current liabilities	(5,100)	—	(5,100)
Net assets acquired, less cash and cash equivalents	$22,384	$834	$23,218
(1) As previously reported in our Form 10-K for the period ended September 26, 2015 and our Form 10-Q for the period ended December 26, 2015.
Hydro-Organics Wholesale Inc.
On September 30, 2015, the Company purchased Hydro-Organics Wholesale, Inc., an organic fertilizer business, for approximately $7.8 million cash and approximately $2.6 million of estimated contingent future performance-based payments. During the second fiscal quarter of 2016, the Company finalized the allocation of the purchase price to the fair value of the net tangible and intangible assets acquired. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $8.5 million, of which $5.2 million was allocated to identified intangible assets and $3.3 million is included in goodwill in the Company’s condensed consolidated balance sheet as of June 25, 2016. Financial results for Hydro-Organics Wholesale Inc. have been included in the results of operations within the Garden segment since the date of acquisition. This acquisition is expected to complement the Company's existing garden fertilizer business.
DMC
On December 1, 2015, the Company purchased the pet bedding business and certain other assets of National Consumers Outdoors Corp., formerly known as Dallas Manufacturing Company (“DMC”), for approximately $61 million. The purchase price exceeded the estimated fair value of the net tangible and intangible assets acquired by approximately $18.9 million, which is included in goodwill in the Company’s condensed consolidated balance sheet as of June 25, 2016. The Company has not yet finalized the allocation of the purchase price to the fair value of the intangible assets acquired. This acquisition is expected to complement the Company's existing dog and cat business.
Proforma financial information has not been presented as the IMS Trading Corp, Hydro-Organics Wholesale Inc. and DMC acquisitions were not considered individually or collectively material to the Company's overall consolidated financial statements during the periods presented.

4.	Inventories, net
Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	June 25, 2016	June 27, 2015	September 26, 2015
Raw materials	$110,095	$98,293	$94,969
Work in progress	16,604	16,624	15,268
Finished goods	225,814	216,668	215,673
Supplies	9,300	8,648	10,036
Total inventories, net	$361,813	$340,233	$335,946

5.	Goodwill
The Company accounts for goodwill in accordance with ASC 350, “Intangibles – Goodwill and Other,” and tests goodwill for impairment annually, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This assessment involves the use of significant accounting judgments and estimates as to future operating results and discount rates. Changes in estimates or use of different assumptions could produce significantly different results. An impairment loss is generally recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company uses discounted cash flow analysis to estimate the fair value of our reporting units. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its reporting units to the Company’s total market capitalization. Acquisitions finalized by the Company during fiscal 2016 increased goodwill by approximately $23.9 million. See Note 3, Acquisitions and Note 11, Segment Information for more detail.

6.	Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
		(in millions)
June 25, 2016
Marketing-related intangible assets – amortizable	$14.9	$(11.1)	$—	$3.8
Marketing-related intangible assets – nonamortizable	63.0	—	(24.2)	38.8
Total	77.9	(11.1)	(24.2)	42.6
Customer-related intangible assets – amortizable	62.1	(25.8)	—	36.3
Other acquired intangible assets – amortizable	20.8	(11.2)	—	9.6
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	28.6	(11.2)	(1.2)	16.2
Total other intangible assets	$168.6	$(48.1)	$(25.4)	$95.1
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
		(in millions)
June 27, 2015
Marketing-related intangible assets – amortizable	$14.1	$(10.4)	$—	$3.7
Marketing-related intangible assets – nonamortizable	59.6	—	(16.9)	42.7
Total	73.7	(10.4)	(16.9)	46.4
Customer-related intangible assets – amortizable	43.3	(21.8)	—	21.5
Other acquired intangible assets – amortizable	19.3	(10.0)	—	9.3
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	27.1	(10.0)	(1.2)	15.9
Total other intangible assets	$144.1	$(42.2)	$(18.1)	$83.8
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
		(in millions)
September 26, 2015
Marketing-related intangible assets – amortizable	$14.1	$(10.4)	$—	$3.7
Marketing-related intangible assets – nonamortizable	59.6	—	(24.2)	35.4
Total	73.7	(10.4)	(24.2)	39.1
Customer-related intangible assets – amortizable	43.3	(22.3)	—	21.0
Other acquired intangible assets – amortizable	19.3	(10.5)	—	8.8
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	27.1	(10.5)	(1.2)	15.4
Total other intangible assets	$144.1	$(43.2)	$(25.4)	$75.5

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
Other factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in fiscal 2015 or during the nine months ended June 25, 2016, and accordingly, no impairment testing was performed on these assets.
The Company amortizes its acquired intangible assets with definite lives over periods ranging from 1 to 25 years; over weighted average remaining lives of six years for marketing-related intangibles, 12 years for customer-related intangibles and 13 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $2.7 million and $1.4 million for the three month periods ended June 25, 2016 and June 27, 2015, respectively, and $4.9 million and $3.3 million for the nine months ended June 25, 2016 and June 27, 2015, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $5 million per year from fiscal 2016 through fiscal 2020.

7.	Long-Term Debt
Long-term debt consists of the following:

	June 25, 2016	June 27, 2015	September 26, 2015
	(in thousands)
Senior notes, interest at 6.125%, payable semi-annually, principal due May 2023	$400,000	$—	$—
Senior subordinated notes, interest at 8.25%, payable semi-annually, repaid in December 2015	—	400,000	400,000
Unamortized discount	—	(336)	(309)
Unamortized debt issuance costs	(5,834)	(3,484)	(3,157)
Net carrying value	394,166	396,180	396,534
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.25% to 1.75% or Base Rate plus a margin of 0.25% to 0.75%, final maturity December 2018	—	—	—
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.25% to 1.50% or Base Rate plus a margin of 0.25% to 0.50%, final maturity April 2021	—	—	—
Other notes payable	967	505	448
Total	395,133	396,685	396,982
Less current portion	(530)	(290)	(291)
Long-term portion	$394,603	$396,395	$396,691
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
The 2023 Notes require semiannual interest payments, which commenced on May 15, 2016. The 2023 Notes are unconditionally guaranteed on a senior basis by each of the Company’s existing and future domestic restricted subsidiaries which are borrowers under or guarantors of Central’s senior secured revolving credit facility. The 2023 Notes are unsecured senior obligations and are subordinated to all of the Company’s existing and future secured debt, including the Company’s Credit Facility, to the extent of the value of the collateral securing such indebtedness.
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
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all covenants as of June 25, 2016.
Asset-Based Loan Facility Amendment
On April 22, 2016, the Company entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein (collectively, the “Amended Credit Facility”). The Amended Credit Facility matures on April 22, 2021. The Company may borrow, repay and reborrow amounts under the Amended Credit Facility until its maturity date, at which time all amounts outstanding under the Amended Credit Facility must be repaid in full. As of June 25, 2016, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $6.0 million outstanding as of June 25, 2016.
The Amended Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of June 25, 2016, the borrowing base and remaining borrowing availability was $400.0 million. Borrowings under the Amended Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25% - 1.50% and was 1.25% as of June 25, 2016, and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.5% and was 0.25% as of June 25, 2016. As of June 25, 2016, the applicable interest rate related to Base Rate borrowings was 3.75%, and the applicable interest rate related to LIBOR-based borrowings was 1.69%.
The Company incurred approximately $1.2 million of debt issuance costs in conjunction with this transaction, which included underwriter fees, legal and accounting expenses. The debt issuance costs will be amortized over the term of the Amended Credit Facility.
The Amended Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00 :1.00 upon reaching certain borrowing levels. The Amended Credit Facility is secured by substantially all assets of the Company. The Company was in compliance with all financial covenants under the Amended Credit Facility during the period ended June 25, 2016.

8.	Supplemental Equity Information

The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest for the three months ended June 25, 2016 and June 27, 2015

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 26, 2015	$119	$364	$16	$388,636	$115,987	$164	$505,286	$1,094	$506,380
Comprehensive income					50,125	(969)	49,156	1,353	50,509
Amortization of share-based awards				4,796			4,796		4,796
Restricted share activity		1		(1,230)			(1,229)		(1,229)
Issuance of common stock, including net share settlement of stock options	1	6		(6,654)			(6,647)		(6,647)
Tax benefit on stock option exercise, net of tax deficiency				4,722			4,722		4,722
Distribution to Noncontrolling interest								(592)	(592)
Other								1	1
Balance June 25, 2016	$120	$371	$16	$390,270	$166,112	$(805)	$556,084	$1,856	$557,940

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 27, 2014	$124	$369	$16	$396,586	$86,396	$1,232	$484,723	$1,730	$486,453
Comprehensive income					36,340	(553)	35,787	1,070	36,857
Amortization of share-based awards				4,513			4,513		4,513
Restricted share activity		—		(1,200)			(1,200)		(1,200)
Issuance of common stock, including net share settlement of stock options		3		904			907		907
Repurchase of common stock	(5)	(12)		(12,726)	(2,380)		(15,123)		(15,123)
Tax benefit on stock option exercise, net of tax deficiency				685			685		685
Distribution to Noncontrolling interest								(1,680)	(1,680)
Balance June 27, 2015	$119	$360	$16	$388,762	$120,356	$679	$510,292	$1,120	$511,412

9.	Stock-Based Compensation

The Company recognized share-based compensation expense of $6.1 million and $6.0 million for the nine month periods ended June 25, 2016 and June 27, 2015, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the nine month periods ended June 25, 2016 and June 27, 2015 was $2.2 million and $2.1 million, respectively.

10.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	Three Months Ended			Nine Months Ended
	June 25, 2016			June 25, 2016
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Net income available to common shareholders	$26,030	49,120	$0.53	$50,125	48,801	$1.03
Effect of dilutive securities:
Options to purchase common stock		1,211	(0.01)		1,201	(0.03)
Restricted shares		732	(0.01)		741	(0.01)
Diluted EPS:
Net income available to common shareholders	$26,030	51,063	$0.51	$50,125	50,743	$0.99

	Three Months Ended			Nine Months Ended
	June 27, 2015			June 27, 2015
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Net income available to common shareholders	$18,800	48,167	$0.39	$36,340	48,642	$0.75
Effect of dilutive securities:
Options to purchase common stock		538	—		309	(0.01)
Restricted shares		585	(0.01)		545	(0.01)
Diluted EPS:
Net income available to common shareholders	$18,800	49,290	$0.38	$36,340	49,496	$0.73

Options to purchase 4.5 million shares of common stock at prices ranging from $6.43 to $15.56 per share were outstanding at June 25, 2016, and options to purchase 7.4 million shares of common stock at prices ranging from $6.43 to $15.00 per share were outstanding at June 27, 2015.

For the three month period ended June 25, 2016 all options outstanding were included in the computation of diluted earnings per share. For the three month period ended June 27, 2015, options to purchase 3.2 million shares of common stock, were outstanding but were not included in the computation of diluted earnings per share, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

For the nine month period ended June 25, 2016 all options outstanding were included in the computation of diluted earnings per share. For the nine month period ended June 27, 2015, options to purchase 4.8 million shares of common stock were outstanding but were not included in the computation of diluted earnings per share, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net sales:
Pet segment	$287,213	$238,126	$811,203	$658,931
Garden segment	227,331	221,320	604,402	605,437
Total net sales	$514,544	$459,446	$1,415,605	$1,264,368
Income (loss) from operations:
Pet segment	38,759	32,939	97,363	80,565
Garden segment	26,452	23,458	67,605	59,248
Corporate	(17,026)	(17,404)	(48,607)	(49,711)
Total income from operations	48,185	38,993	116,361	90,102
Interest expense - net	(6,921)	(8,971)	(36,131)	(31,261)
Other income (expense)	318	585	(243)	96
Income tax expense	14,916	11,484	28,509	21,527
Income including noncontrolling interest	26,666	19,123	51,478	37,410
Net income attributable to noncontrolling interest	636	323	1,353	1,070
Net income attributable to Central Garden & Pet Company	$26,030	$18,800	$50,125	$36,340
Depreciation and amortization:
Pet segment	$6,700	3,891	$16,120	$11,710
Garden segment	1,542	1,465	4,586	4,514
Corporate	2,842	2,906	8,580	8,852
Total depreciation and amortization	$11,084	$8,262	$29,286	$25,076

	June 25, 2016	June 27, 2015	September 26, 2015
Assets:
Pet segment	$523,281	$450,198	$465,171
Garden segment	327,768	352,147	310,981
Corporate	365,858	353,392	355,445
Total assets	$1,216,907	$1,155,737	$1,131,597
Goodwill (included in corporate assets above):
Pet segment	$229,713	$209,089	$209,089
Garden segment	3,298	—	—
Total goodwill	$233,011	$209,089	$209,089

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
During the second quarter of fiscal 2016, the Company added Hydro-Organics Wholesale, Inc., IMS Trading, LLC and IMS Southern, LLC as guarantors of the 2023 Notes. Fiscal year ended September 26, 2015 financial results previously reflected IMS Trading, LLC and IMS Southern, LLC as part of the Parent. In accordance with Rule 3-10 of the Securities and Exchange Commissions Regulation S-X, financial results presented herein for the fiscal year ended September 26, 2015 have been adjusted to reflect the current Guarantor status.

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Three Months Ended June 25, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$162,751	$28,052	$350,013	$(26,272)	$514,544
Cost of goods sold and occupancy	128,517	18,274	228,343	(24,335)	350,799
Gross profit	34,234	9,778	121,670	(1,937)	163,745
Selling, general and administrative expenses	36,826	5,380	75,291	(1,937)	115,560
Income (loss) from operations	(2,592)	4,398	46,379	—	48,185
Interest expense	(6,904)	(53)	(7)	—	(6,964)
Interest income	42	1	—	—	43
Other income (expense)	(108)	(146)	572	—	318
Income (loss) before taxes and equity in earnings of affiliates	(9,562)	4,200	46,944	—	41,582
Income tax expense (benefit)	(3,517)	1,552	16,881	—	14,916
Equity in earnings of affiliates	32,075	—	2,148	(34,223)	—
Net income including noncontrolling interest	26,030	2,648	32,211	(34,223)	26,666
Net income attributable to noncontrolling interest	—	636	—	—	636
Net income attributable to Central Garden & Pet Company	$26,030	$2,012	$32,211	$(34,223)	$26,030

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Three Months Ended June 27, 2015
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$133,886	$31,291	$319,470	$(25,201)	$459,446
Cost of goods sold and occupancy	104,121	22,399	214,110	(23,221)	317,409
Gross profit	29,765	8,892	105,360	(1,980)	142,037
Selling, general and administrative expenses	31,223	5,461	68,340	(1,980)	103,044
Income (loss) from operations	(1,458)	3,431	37,020	—	38,993
Interest expense	(8,924)	(52)	(2)	—	(8,978)
Interest income	6	1	—	—	7
Other income	318	—	267	—	585
Income (loss) before taxes and equity in earnings of affiliates	(10,058)	3,380	37,285	—	30,607
Income tax expense (benefit)	(3,982)	1,265	14,201	—	11,484
Equity in earnings of affiliates	24,876	—	1,780	(26,656)	—
Net income including noncontrolling interest	18,800	2,115	24,864	(26,656)	19,123
Net income attributable to noncontrolling interest	—	323	—	—	323
Net income attributable to Central Garden & Pet Company	$18,800	$1,792	$24,864	$(26,656)	$18,800

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Nine Months Ended June 25, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$456,568	$73,324	$953,925	$(68,212)	$1,415,605
Cost of goods sold and occupancy	360,745	54,319	631,251	(63,580)	982,735
Gross profit	95,823	19,005	322,674	(4,632)	432,870
Selling, general and administrative expenses	102,990	14,283	203,868	(4,632)	316,509
Income (loss) from operations	(7,167)	4,722	118,806	—	116,361
Interest expense	(36,065)	(133)	(7)	—	(36,205)
Interest income	71	3	—	—	74
Other income (expense)	(286)	(409)	452	—	(243)
Income (loss) before taxes and equity in earnings of affiliates	(43,447)	4,183	119,251	—	79,987
Income tax expense (benefit)	(15,437)	1,749	42,197	—	28,509
Equity in earnings of affiliates	78,135	—	1,971	(80,106)	—
Net income including noncontrolling interest	50,125	2,434	79,025	(80,106)	51,478
Net income attributable to noncontrolling interest	—	1,353	—	—	1,353
Net income attributable to Central Garden & Pet Company	$50,125	$1,081	$79,025	$(80,106)	$50,125

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Nine Months Ended June 27, 2015
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$380,862	$86,048	$865,589	$(68,131)	$1,264,368
Cost of goods sold and occupancy	296,568	66,522	584,604	(63,406)	884,288
Gross profit	84,294	19,526	280,985	(4,725)	380,080
Selling, general and administrative expenses	89,917	14,799	189,987	(4,725)	289,978
Income (loss) from operations	(5,623)	4,727	90,998	—	90,102
Interest expense	(31,226)	(128)	(3)	—	(31,357)
Interest income	94	2	—	—	96
Other income (expense)	(359)	—	455	—	96
Income (loss) before taxes and equity in earnings of affiliates	(37,114)	4,601	91,450	—	58,937
Income tax expense (benefit)	(13,562)	1,773	33,316	—	21,527
Equity in earnings of affiliates	59,892	—	1,989	(61,881)	—
Net income including noncontrolling interest	36,340	2,828	60,123	(61,881)	37,410
Net income attributable to noncontrolling interest	—	1,070	—	—	1,070
Net income attributable to Central Garden & Pet Company	$36,340	$1,758	$60,123	$(61,881)	$36,340

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended June 25, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$26,030	$2,648	$32,211	$(34,223)	$26,666
Other comprehensive income (loss):
Foreign currency translation	(277)	(233)	25	208	(277)
Total comprehensive income	25,753	2,415	32,236	(34,015)	26,389
Comprehensive income attributable to noncontrolling interests	—	636	—	—	636
Comprehensive income attributable to Central Garden & Pet Company	$25,753	$1,779	$32,236	$(34,015)	$25,753

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended June 27, 2015
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$18,800	$2,115	$24,864	$(26,656)	$19,123
Other comprehensive income:
Foreign currency translation	615	456	24	(480)	615
Total comprehensive income	19,415	2,571	24,888	(27,136)	19,738
Comprehensive income attributable to noncontrolling interests	—	323	—	—	323
Comprehensive income attributable to Central Garden & Pet Company	$19,415	$2,248	$24,888	$(27,136)	$19,415

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Nine Months Ended June 25, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$50,125	$2,434	$79,025	$(80,106)	$51,478
Other comprehensive income (loss):
Foreign currency translation	(969)	(773)	32	741	(969)
Total comprehensive income	49,156	1,661	79,057	(79,365)	50,509
Comprehensive income attributable to noncontrolling interests	—	1,353	—	—	1,353
Comprehensive income attributable to Central Garden & Pet Company	$49,156	$308	$79,057	$(79,365)	$49,156

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Nine Months Ended June 27, 2015
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$36,340	$2,828	$60,123	$(61,881)	$37,410
Other comprehensive loss:
Unrealized loss on securities	(10)	—	—	—	(10)
Reclassification of realized loss on securities included in net income	20	—	—	—	20
Foreign currency translation	(563)	(244)	(244)	488	(563)
Total comprehensive income	35,787	2,584	59,879	(61,393)	36,857
Comprehensive income attributable to noncontrolling interests	—	1,070	—	—	1,070
Comprehensive income attributable to Central Garden & Pet Company	$35,787	$1,514	$59,879	$(61,393)	$35,787

	CONSOLIDATING CONDENSED BALANCE SHEET
	June 25, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$30,477	$8,675	$848	$—	$40,000
Restricted cash	12,029	—	—	—	12,029
Accounts receivable, net	74,162	9,395	158,397	—	241,954
Inventories	105,440	9,037	247,336	—	361,813
Prepaid expenses and other	20,543	1,039	23,493	—	45,075
Total current assets	242,651	28,146	430,074	—	700,871
Land, buildings, improvements and equipment, net	43,475	3,877	112,078	—	159,430
Goodwill	18,858	—	214,153	—	233,011
Other long-term assets	37,139	3,294	84,702	(1,540)	123,595
Intercompany receivable	31,005	—	478,780	(509,785)	—
Investment in subsidiaries	1,130,148	—	—	(1,130,148)	—
Total	$1,503,276	$35,317	$1,319,787	$(1,641,473)	$1,216,907
LIABILITIES AND EQUITY
Accounts payable	$26,818	$6,210	$63,878	$—	$96,906
Accrued expenses	48,981	2,290	51,682	—	102,953
Current portion of long-term debt	154	—	376	—	530
Total current liabilities	75,953	8,500	115,936	—	200,389
Long-term debt	394,164	—	439	—	394,603
Intercompany payable	468,039	41,746	—	(509,785)	—
Losses in excess of investment in subsidiaries	—	—	14,780	(14,780)	—
Other long-term obligations	9,036	—	56,479	(1,540)	63,975
Total Central Garden & Pet shareholders’ equity (deficit)	556,084	(16,785)	1,132,153	(1,115,368)	556,084
Noncontrolling interest	—	1,856	—	—	1,856
Total equity (deficit)	556,084	(14,929)	1,132,153	(1,115,368)	557,940
Total	$1,503,276	$35,317	$1,319,787	$(1,641,473)	$1,216,907

	CONSOLIDATING CONDENSED BALANCE SHEET
	June 27, 2015
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$30,640	$10,606	$2,595	$—	$43,841
Restricted cash	12,590	—	—	—	12,590
Short term investments	—	—	—	—	—
Accounts receivable, net	56,528	11,152	155,469	—	223,149
Inventories	86,211	14,409	239,613	—	340,233
Prepaid expenses and other	25,727	1,260	27,571	—	54,558
Total current assets	211,696	37,427	425,248	—	674,371
Land, buildings, improvements and equipment, net	54,176	3,540	105,253	—	162,969
Goodwill	—	—	209,089	—	209,089
Other long-term assets	28,255	3,877	80,193	(3,017)	109,308
Intercompany receivable	36,989	—	386,955	(423,944)	—
Investment in subsidiaries	1,042,817	—	—	(1,042,817)	—
Total	$1,373,933	$44,844	$1,206,738	$(1,469,778)	$1,155,737
LIABILITIES AND EQUITY
Accounts payable	$28,927	$6,501	$54,995	$—	$90,423
Accrued expenses	59,275	2,928	47,867	—	110,070
Current portion of long-term debt	260	—	30	—	290
Total current liabilities	88,462	9,429	102,892	—	200,783
Long-term debt	396,322	—	73	—	396,395
Intercompany payable	377,284	46,660	—	(423,944)	—
Losses in excess of investment in subsidiaries	—	—	12,324	(12,324)	—
Other long-term obligations	1,573	—	48,591	(3,017)	47,147
Total Central Garden & Pet shareholders’ equity (deficit)	510,292	(12,365)	1,042,858	(1,030,493)	510,292
Noncontrolling interest	—	1,120	—	—	1,120
Total equity (deficit)	510,292	(11,245)	1,042,858	(1,030,493)	511,412
Total	$1,373,933	$44,844	$1,206,738	$(1,469,778)	$1,155,737

	CONSOLIDATING CONDENSED BALANCE SHEET
	September 26, 2015
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$36,280	$10,022	$1,282	$—	$47,584
Restricted cash	13,157	—	—	—	13,157
Accounts receivable, net	46,326	6,775	154,301	—	207,402
Inventories	86,109	11,690	238,147	—	335,946
Prepaid expenses and other assets	22,926	848	25,957	—	49,731
Total current assets	204,798	29,335	419,687	—	653,820
Land, buildings, improvements and equipment, net	51,409	3,663	107,737	—	162,809
Goodwill	—	—	209,089	—	209,089
Other long-term assets	25,881	3,662	82,436	(6,100)	105,879
Intercompany receivable	32,695	—	415,001	(447,696)	—
Investment in subsidiaries	1,052,644	—	—	(1,052,644)	—
Total	$1,367,427	$36,660	$1,233,950	$(1,506,440)	$1,131,597
LIABILITIES AND EQUITY
Accounts payable	$20,506	$2,543	$65,840	$—	$88,889
Accrued expenses and other liabilities	38,723	1,789	47,212	—	87,724
Current portion of long term debt	261	—	30	—	291
Total current liabilities	59,490	4,332	113,082	—	176,904
Long-term debt	396,626	—	65	—	396,691
Intercompany payable	404,255	43,441	—	(447,696)	—
Losses in excess of investment in subsidiaries	—	—	11,867	(11,867)	—
Other long-term obligations	1,770	—	55,952	(6,100)	51,622
Total Central Garden & Pet shareholders’ equity (deficit)	505,286	(12,207)	1,052,984	(1,040,777)	505,286
Noncontrolling interest	—	1,094	—	—	1,094
Total equity (deficit)	505,286	(11,113)	1,052,984	(1,040,777)	506,380
Total	$1,367,427	$36,660	$1,233,950	$(1,506,440)	$1,131,597

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Nine Months Ended June 25, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$4,127	$6,082	$84,258	$(4,884)	$89,583
Additions to property, plant and equipment	(1,876)	(577)	(17,033)	—	(19,486)
Payments to acquire companies, net of cash acquired	(60,916)	—	(7,985)	—	(68,901)
Proceeds from sale of plant assets	—	—	3,899	—	3,899
Change in restricted cash and cash equivalents	1,129	—	—	—	1,129
Other investing activities	(550)	—	—	—	(550)
Intercompany investing activities	1,689	—	(63,778)	62,089	—
Net cash used by investing activities	(60,524)	(577)	(84,897)	62,089	(83,909)
Repayments on revolving line of credit	(419,000)	—	—	—	(419,000)
Borrowings on revolving line of credit	419,000	—	—	—	419,000
Repayments of long-term debt	(400,208)	—	(22)	—	(400,230)
Issuance of long-term debt	400,000	—	—	—	400,000
Excess tax benefits from stock-based awards	4,726	—	—	—	4,726
Proceeds from issuance of common stock	280				280
Repurchase of common stock	(9,429)	—	—	—	(9,429)
Distribution to parent	—	(4,884)	—	4,884	—
Distribution to noncontrolling interest	—	(592)	—	—	(592)
Payment of financing costs	(7,560)	—	—	—	(7,560)
Intercompany financing activities	63,786	(1,697)	—	(62,089)	—
Net cash provided (used) by financing activities	51,595	(7,173)	(22)	(57,205)	(12,805)
Effect of exchange rates on cash	(1,001)	321	227	—	(453)
Net increase (decrease) in cash and cash equivalents	(5,803)	(1,347)	(434)	—	(7,584)
Cash and cash equivalents at beginning of period	36,280	10,022	1,282	—	47,584
Cash and cash equivalents at end of period	$30,477	$8,675	$848	$—	$40,000

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Nine Months Ended June 27, 2015
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$6,844	$4,862	$51,610	$(6,719)	$56,597
Additions to property, plant and equipment	(2,044)	(180)	(15,936)	—	(18,160)
Payments to acquire companies, net of cash acquired	(16,000)	—	—	—	(16,000)
Proceeds from short-term investments	9,997	—	—	—	9,997
Change in restricted cash and cash equivalents	1,693	—	—	—	1,693
Investment in short-term investments	(17)	—	—	—	(17)
Other investing activities	(489)	—	—	—	(489)
Intercompany investing activities	(20,083)	—	(35,533)	55,616	—
Net cash used by investing activities	(26,943)	(180)	(51,469)	55,616	(22,976)
Repayments of long-term debt	(50,196)	—	(20)	—	(50,216)
Borrowings under revolving line of credit	312,000	—	—	—	312,000
Repayments on revolving line of credit	(312,000)	—	—	—	(312,000)
Proceeds from issuance of common stock	2,148	—	—	—	2,148
Excess tax benefits from stock-based awards	685	—	—	—	685
Repurchase of common stock	(19,021)	—	—	—	(19,021)
Distribution to parent	—	(6,719)	—	6,719	—
Distribution to noncontrolling interest	—	(1,680)	—	—	(1,680)
Intercompany financing activities	53,971	1,645	—	(55,616)	—
Net cash used by financing activities	(12,413)	(6,754)	(20)	(48,897)	(68,084)
Effect of exchange rates on cash	(319)	(128)	75	—	(372)
Net increase decrease in cash and cash equivalents	(32,831)	(2,200)	196	—	(34,835)
Cash and cash equivalents at beginning of year	63,471	12,806	2,399	—	78,676
Cash and cash equivalents at end of year	$30,640	$10,606	$2,595	$—	$43,841

13.	Contingencies

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
In fiscal 2015, our consolidated net sales were $1.7 billion, of which our pet segment, or Pet, accounted for approximately $895 million and our garden segment, or Garden, accounted for approximately $756 million. In fiscal 2015, our income from operations was $91.4 million consisting of income from our Pet segment of $98.8 million, income from our Garden segment of $60.1 million and corporate expenses of $67.5 million. See Note 11 to our consolidated financial statements for financial information about our two operating segments.
We were incorporated in Delaware in May 1992 as the successor to a California corporation that was formed in 1955. Our executive offices are located at 1340 Treat Boulevard, Suite 600, Walnut Creek, California 94597, and our telephone number is (925) 948-4000. Our website is www.central.com. The information on our website is not incorporated by reference in this annual report.

Recent Developments
Fiscal 2016 Third Quarter Financial Performance:

•	Our net sales increased $55.1 million, or 12.0%, to $514.5 million from the prior year quarter. Pet segment sales increased $49.1 million, and Garden segment sales increased $6.0 million.

•	Gross margin increased 90 basis points to 31.8% while gross profit increased $21.7 million, with both segments contributing to increased gross profit.

•	Selling, general & administrative expense increased $12.5 million to $115.6 million, and was relatively flat as a percentage of net sales as compared to the prior year quarter.

•
Operating income improved $9.2 million, or 23.6%, from the prior year quarter, to $48.2 million in the third quarter of fiscal 2016. Adjusting for the gain on the sale of a manufacturing plant, operating income increased $6.8 million, or 17.5%.

•
Our net income in the third quarter of fiscal 2016 was $26.0 million, or $0.51 per diluted share, compared to net income of $18.8 million, or $0.38 per diluted share, in the third quarter of fiscal 2015. Adjusting for the gain on the sale of a manufacturing plant, our net income was $0.48 per diluted share in the third quarter of fiscal 2016.

New Chief Executive Officer
George C. Roeth became President and Chief Executive Officer on June 1, 2016, succeeding John R. Ranelli. Mr. Roeth is a Director of the Company and a former Chief Operating Officer of The Clorox Company. He will remain on the Company's Board of Directors. Mr. Ranelli will serve as a Senior Advisor to the Company until his retirement on September 26, 2016, and will remain a member of the Company’s Board of Directors.

Asset-Based Loan Facility Amendment
On April 22, 2016, we entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if we exercise the accordion feature (collectively, the “Amended Credit Facility”). The Amended Credit Facility matures on April 22, 2021. We may borrow, repay and reborrow amounts under the Amended Credit Facility until its maturity date, at which time all amounts outstanding under the Amended Credit Facility must be repaid in full.
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

Use of Non-GAAP Financial Measures

We report our financial results in accordance with U.S. generally accepted accounting principles (GAAP). However, management believes that certain non-GAAP financial measures that exclude the $14.3 million impact of the redemption of our 2018 Notes and the issuance of our 2023 Notes recognized during the quarter ended December 26, 2015 and the $2.4 million gain from the sale of a manufacturing plant during the quarter ended June 25, 2016 may be useful in certain instances to provide additional meaningful comparisons between current results and results in prior operating periods that should be considered when assessing our ongoing performance and providing consistency with our prior year disclosure. The $14.3 million impact of the redemption of our 2018 Notes and issuance of our 2023 Notes is included in interest expense in the condensed consolidated statements of operations. The $2.4 million gain from the sale of a manufacturing plant is included in selling, general and administrative expenses in the condensed consolidated statements of operations. We believe that the non-GAAP financial measures provide useful information to investors and other users of our financial statements, such as lenders. Management also uses these non-GAAP financial measures in making financial, operating and planning decisions and in evaluating our performance. While our management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results.

	GAAP to Non-GAAP Reconciliation (unaudited, in thousands, except per share amounts) For the Three months ended June 25, 2016
	June 25, 2016		June 25, 2016	June 27, 2015
	GAAP	Adjustment (A)	As Adjusted	GAAP
Gross profit	163,745	—	163,745	142,037
Selling, general and administrative expenses	115,560	2,363	117,923	103,044
Income from operations	48,185	(2,363)	45,822	38,993
Income tax expense	14,916	(848)	14,068	11,484
Net income	$26,030	$(1,515)	$24,515	$18,800
Earnings per share – diluted	$0.51		$0.48	$0.38
Weighted shares outstanding	51,063		51,063	49,290

	GAAP to Non-GAAP Reconciliation (unaudited, in thousands, except per share amounts) For the Nine months ended June 25, 2016
	June 25, 2016 GAAP	Adjustments (A)(B)	June 25, 2016 As Adjusted	June 27, 2015 GAAP
Gross profit	$432,870	$—	432,870	$380,080
Selling, general and administrative expenses	316,509	2,363	318,872	289,978
Income from operations	116,361	(2,363)	113,998	90,102
Interest expense	36,205	14,339	21,866	31,357
Income tax expense	28,509	4,268	32,777	21,527
Net income	$50,125	$7,708	$57,833	$36,340
Earnings per share – diluted	$0.99		$1.14	$0.73
Weighted shares outstanding	50,743		50,743	49,496

(A) During the third quarter of fiscal 2016, we recorded a $2.4 million gain in our Pet Segment from the sale of a manufacturing plant resulting from rationalizing our facilities to reduce excess capacity.
(B) The Non-GAAP financial information excludes the impact of the redemption of our 2018 Notes and issuance of our 2023 Notes. As a result of the bond redemption, we incurred incremental expenses of $14.3 million, comprised of a call premium payment of $8.3 million, a $2.7 million payment of overlapping interest expense for 30 days and a $3.3 million non-cash charge for the write off of unamortized deferred financing costs and discount related to the 2018 Notes. These amounts are included in interest expense in the condensed consolidated statements of operations.

Results of Operations
Three Months Ended June 25, 2016
Compared with Three Months Ended June 27, 2015
Net Sales
Net sales for the three months ended June 25, 2016 increased $55.1 million, or 12.0%, to $514.5 million from $459.4 million for the three months ended June 27, 2015. Our branded product sales increased $39.9 million, and sales of other manufacturers’ products increased $15.2 million.
Pet net sales increased $49.1 million, or 20.6%, to $287.2 million for the three months ended June 25, 2016 from $238.1 million for the three months ended June 27, 2015. Of the increase in net sales, $38.8 million was from two recently acquired businesses. Excluding the impact of the recent acquisitions, Pet net sales increased 4.3%. Pet branded product sales increased $44.4 million, due primarily to a $40.4 million increase in our dog and cat category, including $38.8 million from our two recent acquisitions, and an increase in our professional business in the animal health category. Sales of other manufacturers’ products increased $4.7 million due primarily to increased distribution in the mass merchandise channel.
Garden net sales increased $6.0 million, or 2.7%, to $227.3 million for the three months ended June 25, 2016 from $221.3 million for the three months ended June 27, 2015. Garden branded product sales decreased $4.5 million, and sales of other manufacturers’ products increased $10.5 million. The sales decrease in branded products was due primarily to a $7.7 million decrease from our exit of the seasonal decor business in January 2016 and a $2.9 million decrease in grass seed related to the early garden season start noted in the prior fiscal 2016 quarter. These decreases were partially offset by a $7.0 million increase in wild bird feed sales also related to timing after the decrease noted in the prior fiscal 2016 quarter. The increase in sales of other manufacturer's products was due primarily to the addition of new vendors and increased distribution.
Gross Profit
Gross profit for the three months ended June 25, 2016 increased $21.7 million, or 15.3%, to $163.7 million from $142.0 million for the three months ended June 27, 2015. Both our operating segments contributed to the increase in gross profit. Gross margin increased 90 basis points to 31.8% for the three months ended June 25, 2016 from 30.9% for the three months ended June 27, 2015. The principal reasons for the increase in gross margin were the improved gross margins in our Garden branded businesses due to a favorable product mix aided to a lesser extent by reduced raw material input costs and manufacturing efficiency improvements.
Although increased sales in our dog and cat category favorably impacted our gross profit, as expected, they have had a negative impact on our gross margin. Two of our recently acquired businesses historically had lower gross margins than our historical dog and cat category products. Excluding the impact of these recent acquisitions, the gross margin in our Pet segment would have increased in the quarter.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $12.6 million, or 12.1%, to $115.6 million for the three months ended June 25, 2016 from $103.0 million for the three months ended June 27, 2015. As a percentage of net sales, selling, general and administrative expenses increased slightly to 22.5% for the three months ended June 25, 2016, compared to 22.4% in the comparable prior year quarter. Excluding a $2.4 million gain from the sale of a manufacturing plant, which is included within warehouse and administrative expenses, the increase in selling, general and administrative expenses would have been $15.0 million. Increased marketing spend in the Garden segment in the quarter was the principal reason for the increase in selling, general and administrative expenses as a percentage of sales in the current year quarter.
Selling and delivery expense increased $7.9 million, or 13.9%, to $64.7 million for the three months ended June 25, 2016 from $56.8 million for the three months ended June 27, 2015. The increase was due primarily to the two recent acquisitions in our Pet segment, increased marketing spend in the Garden segment and increased delivery expenses driven by the sales growth in both segments. Selling and delivery expenses increased in dollar terms and as a percentage of net sales.
Warehouse and administrative expense increased $4.7 million, or 10.2%, to $50.9 million for the quarter ended June 25, 2016 from $46.2 million for the quarter ended June 27, 2015. Warehouse and administrative expenses decreased as a percentage of net sales. Excluding a $2.4 million gain from the sale of a manufacturing plant, warehouse and administrative expense increased $7.1 million. The increase in warehouse and administrative expense was due primarily to an increase in our

Pet segment due to two recent acquisitions and increased administrative and warehouse spending to support growth. Corporate expenses decreased slightly due to lower third-party related expenditures. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income increased $9.2 million to $48.2 million for the three months ended June 25, 2016 from $39.0 million for the three months ended June 27, 2015. Increased sales of $55.1 million and an improved gross margin were partially offset by a $12.5 million increase in selling, general and administrative costs. Excluding the gain resulting from the sale of a manufacturing plant, operating income increased $6.8 million. Operating margin improved to 9.4% for the three months ended June 25, 2016 from 8.5% for the three months ended June 27, 2015 due to an improvement in gross margin which was only partially offset by a small increase in selling, general and administrative expenses as a percentage of net sales.
Pet operating income increased $5.8 million, or 17.7%, to $38.7 million for the three months ended June 25, 2016 from $32.9 million for the three months ended June 27, 2015. The increase was due primarily to increased sales which were partially offset by a lower gross margin and increased selling, general and administrative expenses. Pet operating margin decreased to 13.5% for the three months ended June 25, 2016 from 13.8% for the three months ended June 27, 2015 due to a lower gross margin. Our recent acquisitions have a lower operating margin than our historical Pet business and are still in the process of being integrated. Excluding the gain resulting from the sale of a manufacturing plant, Pet operating income increased $3.4 million.
Garden operating income increased $3.0 million, or 12.8%, to $26.5 million for the three months ended June 25, 2016 from $23.5 million for the three months ended June 27, 2015. The increase was due to increased sales and an improved gross margin, partially offset by increased selling, general and administrative expenses.
Corporate operating expense decreased $0.4 million to $17.0 million in the current year quarter from $17.4 million in the fiscal 2015 quarter due primarily to lower third-party related expenditures.
Net Interest Expense
Net interest expense for the three months ended June 25, 2016 decreased $2.1 million, or 22.9%, to $6.9 million from $9.0 million for the three months ended June 27, 2015. Interest expense decreased due primarily to the lower interest rate on our 6.125% senior notes due 2023 ("2023 Notes"). In November 2015, we issued $400 million aggregate principal amount of 2023 Notes and replaced our outstanding 2018 Notes.
Debt outstanding on June 25, 2016 was $395.1 million compared to $396.7 million as of June 27, 2015. Our average borrowing rate for the current quarter decreased to 5.8% from 7.7% for the prior year quarter.
Other Income (Expense)
Other income is comprised of income from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other income decreased $0.3 million to $0.3 million for the quarter ended June 25, 2016, from $0.6 million for the quarter ended June 27, 2015 due to foreign currency exchange losses.
Income Taxes
Our effective income tax rate was 35.9% for the quarter ended June 25, 2016 and 37.5% for the quarter ended June 27, 2015. The decrease in the income tax rate was due primarily to projected additional tax credits in the current year quarter.

Nine Months Ended June 25, 2016
Compared with Nine Months Ended June 27, 2015
Net Sales
Net sales for the nine months ended June 25, 2016 increased $151.2 million or 12.0%, to $1,415.6 million from $1,264.4 million for the nine months ended June 27, 2015. Our branded product sales increased $107.2 million, and sales of other manufacturers’ products increased $44.0 million.
Pet net sales increased $152.2 million, or 23.1%, to $811.2 million for the nine months ended June 25, 2016 from $659.0 million for the nine months ended June 27, 2015. Of the increase in net sales, $104.5 million was from two recently acquired businesses. Pet branded product sales increased $134.8 million, due primarily to a $117.5 million increase in our dog and cat category, including $104.5 million from two recent acquisitions. Additionally, net sales increased $10.7 million in our animal health category due to increased sales in our professional and equine businesses. Sales of other manufacturers’ products increased $17.4 million due primarily to increased sales in the mass merchandise channel and increased food sales.
Garden net sales decreased $1.0 million, or 0.2%, to $604.4 million for the nine months ended June 25, 2016 from $605.4 million for the nine months ended June 27, 2015. Garden branded product sales decreased $27.6 million, and sales of other manufacturers’ products increased $26.6 million. The sales decrease in branded products was due primarily to a $27.1 million decrease in our decor business, principally from our exit of the seasonal decor business and secondarily in our pottery business due to shelf space losses, and an $11.3 million decrease due primarily to our exit from a private label relationship in the fertilizer category. These decreases were partially offset by a $13.2 million increase in grass seed sales due primarily to comparison to a weather related weak fiscal 2015 nine month period.
Gross Profit
Gross profit for the nine months ended June 25, 2016 increased $52.8 million, or 13.9%, to $432.9 million from $380.1 million for the nine months ended June 27, 2015. The increase in gross profit was primarily due to increased sales in the Pet segment, principally in our dog and cat category. Gross margin increased 50 basis points to 30.6% for the nine months ended June 25, 2016 from 30.1% for the nine months ended June 27, 2015. Improved gross margin in our Garden segment was partially offset by a decrease in our Pet segment.
Although increased sales in our Pet segment's dog and cat category favorably impacted the segment's gross profit, they had a negative impact on gross margin, as expected. Our two recent acquisitions generally had lower gross margins than our historical dog and cat category products. Excluding the impact of our recent acquisitions, the gross margin in our Pet segment for the nine-month period would have improved compared to the fiscal 2015 nine-month period positively impacted by increased sales in our professional business in our animal health category.
Gross profit in our Garden segment increased due to gross margin improvement which was partially offset by a $7.0 million decrease in net sales. The gross margin improvement was due primarily to increased grass seed sales, a favorable product mix change in our grass seed and controls and fertilizer businesses and our exit from the seasonal decor business.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $26.5 million, or 9.1%, to $316.5 million for the nine months ended June 25, 2016 from $290.0 million for the nine months ended June 27, 2015. As a percentage of net sales, selling, general and administrative expenses decreased to 22.4% for the nine months ended June 25, 2016, compared to 22.9% in the comparable prior year period as we continued to leverage our existing infrastructure. This decrease as a percentage of net sales occurred primarily in the Pet segment as recent acquisitions in our Pet segment have had lower selling, general and administrative expenses as a percentage of revenue as compared to our existing business.
Selling and delivery expense increased $12.6 million, or 8.0%, to $169.2 million for the nine months ended June 25, 2016 from $156.6 million for the nine months ended June 27, 2015. Selling and delivery expense declined approximately 40 basis points as a percentage of net sales. The increase in selling and delivery expense was principally in our Pet segment due primarily to two recent acquisitions, increased selling and marketing expense in our animal health category and increased delivery expense in our distribution business to support our sales growth.
Warehouse and administrative expense increased $13.9 million, or 10.4%, to $147.3 million for the nine months ended June 25, 2016 from $133.3 million for the nine months ended June 27, 2015. Absent the $2.4 million gain resulting from the sale of a manufacturing plant, warehouse and administrative expense increased $16.3 million. Increased expenditures in our Pet segment were partially offset by minor decreases in our Garden segment and corporate. The increased expenditures in our Pet segment were due primarily to two recent acquisitions, increased administrative and warehouse spending to support growth in our business units, including a new warehouse facility, and equipment impairment and depreciation amounts on equipment we don't intend to use going forward. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and information technology functions.
Operating Income
Operating income increased $26.3 million to $116.4 million for the nine months ended June 25, 2016 from $90.1 million for the nine months ended June 27, 2015. Our operating margin improved to 8.2% for the nine months ended June 25, 2016 from 7.1% for the nine months ended June 27, 2015. Excluding the $2.4 million gain resulting from the sale of a manufacturing plant, operating income increased $23.9 million and our operating margin was 8.1%. Increased sales of $151.2 million, a 50 basis point gross margin improvement and a decline in selling, general and administrative expense as a percent of net sales all contributed to our improved operating income and operating margin.
Pet operating income increased $16.8 million, or 20.9%, to $97.4 million for the nine months ended June 25, 2016 from $80.6 million for the nine months ended June 27, 2015. The increase was due to increased sales which were partially offset by a lower gross margin and increased selling, general and administrative expenses. Our Pet operating margin decreased to 12.0% for the nine months ended June 25, 2016 from 12.2% for the nine months ended June 27, 2015 as a lower gross margin was only partially offset by lower selling, general and administrative expense as a percent of net sales. These changes were due primarily to two acquisitions in our dog and cat category made since the end of our 2015 third fiscal quarter.
Garden operating income increased $8.4 million, or 14.1%, to $67.6 million for the nine months ended June 25, 2016 from $59.2 million in the nine months ended June 27, 2015. An improved gross margin in our Garden segment was only partially offset by a $1.0 million decline in net sales and in a $1.3 million increase in selling and delivery expenses, due principally to increased marketing expenses.
Corporate operating expenses decreased $1.1 million to $48.6 million in the current nine month period from $49.7 million in the comparable fiscal 2015 period. The decrease was due primarily to lower third-party service provider costs, principally related to legal costs.
Net Interest Expense
Net interest expense for the nine months ended June 25, 2016 increased $4.8 million, or 15.6%, to $36.1 million from $31.3 million for the nine months ended June 27, 2015. In November 2015, we issued $400 million aggregate principal amount of 2023 Notes. We used the net proceeds from the offering, together with available cash, to redeem our outstanding 2018 Notes and pay fees and expenses related to the offering. As a result of our redemption of the 2018 Notes, we recognized incremental interest expense of approximately $14.3 million comprised of an $8.3 million call premium, $2.7 million related to the 30 days of overlapping interest expense and a $3.3 million non-cash charge for the write-off of unamortized financing costs in interest expense. In March 2015, we redeemed $50.0 million of our 2018 Notes. As a result of the $50.0 million redemption, we recognized incremental interest expense of approximately $1.6 million in the second quarter of fiscal 2015.
Excluding the $14.3 million of incremental expense related to the issuance and redemption of our fixed rate debt in fiscal 2016 and the $1.6 million of incremental expense related to the redemption of $50 million of our fixed rate debt in fiscal 2015, interest expense decreased $7.9 million due to both the lower interest rate on our 2023 Notes and lower average debt outstanding during the nine months ended June 25, 2016, as a result of the redemption of $50.0 million of our 2018 Notes in March 2015. Debt outstanding on June 25, 2016 was $395.1 million compared to $396.7 million as of June 27, 2015. Our average borrowing rate for the current nine month period decreased to 6.3% from 8.0% for the prior nine month period.
Other Income (Expense)
Other income (expense) is comprised of income from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other income (expense) decreased $0.3 million to an expense of $0.2 million for the nine months ended June 25, 2016, from income of $0.1 million for the nine months ended June 27, 2015 due to foreign currency exchange losses.

Income Taxes
Our effective income tax rate was 35.6% for the nine months ended June 25, 2016 and 36.5% for the nine months ended June 27, 2015. The decrease in the income tax rate is due primarily to projected additional tax credits in fiscal 2016.

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
In recent years, our business was negatively impacted by low consumer confidence, as well as other macro-economic factors. In fiscal 2015, commodity costs declined from fiscal 2014 levels. In the first nine months of fiscal 2016, commodity costs have not changed significantly from fiscal 2015 levels. We continue to monitor commodity prices in order to be in a position to take action to mitigate the impact of increasing raw material costs.
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
Operating Activities
Net cash provided by operating activities increased by $33.0 million, from $56.6 million for the nine months ended June 27, 2015, to $89.6 million for the nine months ended June 25, 2016. The increase was due primarily to an increase in cash flow from working capital accounts for the period ended June 25, 2016, primarily receivables and inventory, as compared to the prior year period, due to better management of working capital, as well as stronger operating performance. Our investment in inventory was not as large in the current year period as the prior year period. We remain focused on managing our investment in inventory, while maintaining high fill rates and service levels to our customers.

Investing Activities
Net cash used in investing activities increased $60.9 million, from $23.0 million for the nine months ended June 27, 2015 to $83.9 million during the nine months ended June 25, 2016. The increase in cash used in investing activities was due primarily to two acquisitions during the first fiscal quarter of 2016. On September 30, 2015, we acquired Hydro-Organics Wholesale Inc., an organic fertilizer company, for approximately $7.8 million cash and approximately $2.6 million of estimated contingent future performance-based payments. In December 2015, we purchased the pet bedding business and certain other assets of National Consumers Outdoors Corp., formerly known as Dallas Manufacturing Company (“DMC”), for approximately $61 million. Additionally, our capital expenditures increased to $19.5 million from $18.2 million in the prior year period. We expect to increase our capital expenditures over the rest of fiscal 2016 and through fiscal 2017 as we improve our existing infrastructure for planned growth and make our manufacturing and distribution facilities more efficient.

Financing Activities
Net cash used by financing activities decreased $55.3 million, from $68.1 million for the nine months ended June 27, 2015, to $12.8 million for the nine months ended June 25, 2016. The decrease in cash used by financing activities was due primarily to the repayment of $50 million aggregate principal of our 2018 Notes during the prior year period at 102.063%, as well as increased purchases of our common stock in the prior year period compared to the current year. These uses of cash were partially offset by the payment of financing costs associated with the issuance of our 2023 Notes, subsequent redemption of our 2018 Notes and amendment of our asset backed loan facility during the nine months ended June 25, 2016.
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
We believe that cash flows from operating activities, funds available under our asset backed loan facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and investment in our implementation of a scalable enterprise-wide information technology platform, will not exceed $35 million for fiscal 2016. We are investing in this information technology platform to improve existing operations, support future growth and enable us to take advantage of new applications and technologies.
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
At June 25, 2016, our total debt outstanding was $395.1 million, as compared with $396.7 million at June 27, 2015.
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

The 2023 Notes require semiannual interest payments, which commenced on May 15, 2016. The 2023 Notes are unconditionally guaranteed on a senior basis by each of our existing and future domestic restricted subsidiaries which are borrowers under or guarantors of our senior secured revolving credit facility. The 2023 Notes are unsecured senior obligations and are subordinated to all of our existing and future secured debt, including our Credit Facility, to the extent of the value of the collateral securing such indebtedness.
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
Asset-Based Loan Facility Amendment
On April 22, 2016, we entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if we exercise the accordion feature (collectively, the “Amended Credit Facility”). The Amended Credit Facility matures on April 22, 2021. We may borrow, repay and reborrow amounts under the Amended Credit Facility until its maturity date, at which time all amounts outstanding under the Amended Credit Facility must be repaid in full. As of June 25, 2016, there were no borrowings outstanding and no letters of credit outstanding under the Amended Credit Facility. There were other letters of credit of $6.0 million outstanding as of June 25, 2016.
The Amended Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of June 25, 2016, the borrowing base and remaining borrowing availability was $400.0 million. Borrowings under the Amended Credit Facility bear interest at an index based on LIBOR or, at our option, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on our consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25%-1.50% and was 1.25% as of June 25, 2016, and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.50% and was 0.25% as of June 25, 2016. As of June 25, 2016, the applicable interest rate related to Base Rate borrowings was 3.75%, and the applicable interest rate related to LIBOR-based borrowings was 1.69%.
We incurred approximately $1.2 million of debt issuance costs in conjunction with this transaction, which included underwriter fees, legal and accounting expenses. The debt issuance costs will be amortized over the term of the Amended Credit Facility.
The Amended Credit Facility contains customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Amended Credit Facility is secured by substantially all assets of the Company. We were in compliance with all financial covenants under the Amended Credit Facility during the period ended June 25, 2016.

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

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and acting principal financial officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of June 25, 2016.
(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and our acting principal financial officer have evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2016. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended June 25, 2016 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
March 27, 2016 - April 30, 2016	35,291	(2)	$16.25	—	$34,968,000
May 1, 2016 - May 28, 2016	1,485	(2)	$17.72	—	$34,968,000
May 29, 2016 - June 25, 2016	2,436	(2)	$20.91	—	$34,968,000
Total	39,212		$16.59	—	$34,968,000

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

10.1
Amended and Restated Credit Agreement dated April 22, 2016 among the Company, certain of the Company's domestic subsidiaries as borrowers and guarantors, a syndicate of financial institutions party thereto, SunTrust Bank, as issuing bank and administrative agent, and SunTrust Robinson Humphrey, Inc., as left lead arranger and joint bookrunner, Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association , as co-syndication agents, Bank of the West, BMO Harris Bank N.A., JP Morgan Chase Bank, N.A. and KeyBank National Association as co-documentation agents (incorporated by reference from Exhibit 10.1 to the Company Form 10-Q for the fiscal quarter ended March 26, 2016).

10.2*	Employment Agreement between the Company and George Roeth, effective June 1, 2016 (incorporated by reference from Exhibit 10.25 to the Company's Form 8-K filed May 6, 2016).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Acting Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: August 2, 2016

/s/ GEORGE C. ROETH
George C. Roeth
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JOHN R. RANELLI
John R. Ranelli
(Acting Principal Financial Officer)