Form 10-K
period 2016-09-24
CENTRAL GARDEN & PET CO
filed 2016-12-02
CIK 887733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 24, 2016
Commission File Number 1-33268
CENTRAL GARDEN & PET COMPANY
(Exact name of registrant as specified in its charter)

Delaware	68-0275553
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
______________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At March 26, 2016, the aggregate market value of the registrant’s Common Stock, Class A Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $156 million, $515 million and $100,000, respectively.
At November 18, 2016, the number of shares outstanding of the registrant’s Common Stock was 11,998.472 and the number of shares of Class A Common Stock was 37,463,554. In addition, on such date, the registrant had outstanding 1,652,262 shares of its Class B Stock, which are convertible into Common Stock on a share-for-share basis.
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders – Part III of this Form 10-K

Central Garden & Pet Company
Index to Annual Report on Form 10-K
For the fiscal year ended September 24, 2016

i

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-K are set forth in this Form 10-K, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materializes, or if any of our underlying assumptions is incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances. Presently known risk factors include, but are not limited to, the following factors:
•seasonality and fluctuations in our operating results and cash flow;
•fluctuations in market prices for seeds and grains and other raw materials;
•our inability to pass through cost increases in a timely manner;

•	the recent transition to a new CEO, and our dependence upon him and our other key executives;

•	risks associated with new product introductions, including the risk that our new products will not produce sufficient sales to recoup our investment;

•	fluctuations in energy prices, fuel and related petrochemical costs;
•declines in consumer spending during economic downturns;
•inflation, deflation and other adverse macro-economic conditions;
•supply shortages in pet birds, small animals and fish;
•adverse weather conditions;
•risks associated with our acquisition strategy;
•access to and cost of additional capital;
•dependence on a small number of customers for a significant portion of our business;
•consolidation trends in the retail industry;
•competition in our industries;
•potential goodwill or intangible asset impairment;
•continuing implementation of an enterprise resource planning information technology system;
•our ability to protect our intellectual property rights;
•potential environmental liabilities;
•risk associated with international sourcing;
•litigation and product liability claims;
•regulatory issues;
•the impact of product recalls;
•potential costs and risks associated with actual or anticipated cyber attacks;
•the voting power associated with our Class B stock; and
•potential dilution from issuance of authorized shares.

ii

MARKET, RANKING AND OTHER DATA
The data included in this Form 10-K regarding markets and ranking, including the size of certain markets and our position and the position of our competitors and products within these markets, are based on both independent industry publications, including The Freedonia Group Lawn & Garden Consumables June 2016; The Freedonia Group Landscaping Products August 2015; Packaged Facts U.S. Pet Market Outlook, 2016-2017 April 2016; Packaged Facts Pet Supplies in the U.S. September 2015; Packaged Facts Pet Food in the U.S., 12th Edition March 2016; Packaged Facts Pet Treats and Chews in the U.S. June 2015; American Pet Products Association (APPA) National Pet Owners Survey 2015-2016; U.S. Census Bureau, and our estimates based on management’s knowledge and experience in the markets in which we operate. Our estimates have been based on information provided by customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. While we are not aware of any misstatements regarding our market and ranking data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risk factors” in this Form 10-K. This information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. As a result, you should be aware that market, ranking and other similar data included herein, and estimates and beliefs based on that data, may not be reliable. We cannot guarantee the accuracy or completeness of such information contained herein.

iii

 PART I
Item 1. Business
BUSINESS
Our Company
Central Garden & Pet Company (“Central”) is a leading innovator, marketer and producer, of quality branded products and distributor of third party products in the pet and lawn and garden supplies industries in the United States. The total pet food, treats and supplies industry in 2015 was estimated by Packaged Facts to have been approximately $50.8 billion in annual retail sales. We estimate the annual retail sales of the pet supplies and consumables and natural pet food markets in the categories in which we participate to be approximately $30.1 billion. The total lawn and garden consumables and decorative products industry in the United States is estimated to be approximately $25.0 billion in annual retail sales, including fertilizer, pesticides, growing media, seeds, mulch, other consumables and decorative products. We estimate the annual retail sales of the lawn and garden consumables and decorative products markets in the categories in which we participate to be approximately $17.6 billion.
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
Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, ant and other herbicide, insecticide and pesticide products; and decorative outdoor lifestyle products including pottery, trellises and other wood products. These products are sold under the brands AMDRO®, Ironite®, Pennington®, and Sevin®, as well as a number of other brand names including Lilly Miller®, Over-N-Out®, Smart Seed® and The Rebels®.
In fiscal 2016, our consolidated net sales were $1,829 million, of which our Pet segment, or Pet, accounted for approximately $1,082 million and our Garden segment, or Garden, accounted for approximately $747 million. In fiscal 2016, our operating income was $129 million consisting of income from our Pet segment of $120 million, income from our Garden segment of $70 million and corporate expenses of $61 million. See Note 18 to our consolidated financial statements for financial information about our two operating segments.
We were incorporated in Delaware in May 1992 as the successor to a California corporation that was formed in 1955. Our executive offices are located at 1340 Treat Boulevard, Suite 600, Walnut Creek, California 94597, and our telephone number is (925) 948-4000. Our website is www.central.com. The information on our website is not incorporated by reference in this annual report.

Recent Developments
Earnings per fully diluted share increased $0.23 per share to $0.87 per share and our operating income increased $37.9 million to $129.4 million as compared to fiscal 2015, due to increased earnings in both our segments and decreased corporate expenses. Certain charges and gains impacting fiscal 2016 and 2015 are excluded for purposes of the non-GAAP presentation elsewhere in this Form 10-K.

Financial summary:

•

•	Net sales for fiscal 2016 increased $178.3 million, or 10.8%, to $1,829.0 million. Our Pet segment sales increased 20.9%, and our Garden segment sales declined 1.2%.

•
Gross profit for fiscal 2016 increased $65.0 million, or 13.3%, to $553.1 million from $488.1 million in fiscal 2015. Gross margin increased 60 basis points in fiscal 2016 to 30.2%, from 29.6% in 2015.

•
Our operating income increased $37.9 million, or 41.5%, to $129.4 million in fiscal 2016, and increased as a percentage of net sales to 7.1% from 5.5%. Non-GAAP operating income increased $30.1 million, or 30.5%.

•
Net income was $44.5 million, or $0.87 per share on a fully diluted basis, compared to net income in fiscal 2015 of $32.0 million, or $0.64 per share on a fully diluted basis. Non-GAAP net income increased to $64.4 million, or $1.26 per share, in fiscal 2016 from $36.6 million, or $0.74 per share, in fiscal 2015.

•	Our net cash provided by operating activities was $151.4 million in fiscal 2016, compared to $87.4 million in fiscal 2015.

Leadership
George C. Roeth became our President and Chief Executive Officer effective June 1, 2016. Mr. Roeth has been a director of Central since 2015.
Investment Impairment
During the fourth quarter of fiscal 2016, we recognized a non-cash impairment charge of $16.6 million related to our investment in two joint ventures as a result of changes in marketplace conditions, which impacted the expected cash flows and recoverability of the investment. The impairment is included within Other income (expense).
Debt Refinancing
Note Offering - In November 2015, we issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”). The 2023 Notes are unconditionally guaranteed on a senior basis by each of our existing and future domestic restricted subsidiaries which are borrowers under or guarantors of our senior secured revolving credit facility. We used the net proceeds from the offering, together with available cash, to redeem our outstanding 8.25% senior subordinated notes due March 1, 2018 (the “2018 Notes”) and pay fees and expenses related to the offering. As a result of our redemption of the 2018 Notes, we incurred incremental interest expense of $14.3 million in our fiscal 2016 first quarter, comprised of approximately $8.3 million related to the payment of the call premium, a one-time payment of overlapping interest expense for 30 days of approximately $2.7 million and a $3.3 million non-cash charge for the write-off of unamortized financing costs in interest expense. We expect our annual interest expense on the 2023 Notes going forward to be approximately $8.5 million less than under the 2018 Notes.

Asset-Based Loan Facility Amendment - In April 2016, we entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if we exercise the accordion feature (collectively, the “Amended Credit Facility”). The Amended Credit Facility matures on April 22, 2021.
DMC Acquisition
In December 2015, we purchased the pet bedding and certain other assets of National Consumers Outdoors Corp., formerly known as Dallas Manufacturing Company (“DMC”), for a cash purchase price of $61 million. This acquisition is expected to complement our existing dog and cat business.

Subsequent Events
Segrest, Inc. Acquisition
In October 2016, we purchased Segrest Inc. for a purchase price of $60 million, of which $6 million is contingent upon future events. Segrest is the leading wholesaler of aquarium fish and is expected to strengthen our position in the aquatics category and provide the opportunity for synergies with our existing aquatics business.
Veterinary Products Business
In November 2016, we sold a small veterinary products division, which had sales of $8.6 million in fiscal 2016. The business was not profitable over the last several years.

Competitive Strengths
We believe we have a number of competitive strengths, which serve as the foundation of our business strategy, including the following:

•
Market Leadership Positions Built on a Strong Brand Portfolio. We are one of the leaders in the U.S. pet supplies market and in the U.S. consumer lawn and garden supplies market. We have a diversified portfolio of brands, many of which we believe are among the leading brands in their respective U.S. market categories. The majority of our brands have been marketed and sold for more than 25 years.

•
History of Innovative New Products and Customer Service. We continuously seek to introduce new products, both as complementary extensions of existing product lines and as new product categories. Over the last three years, we have received a number of awards for innovation, customer service and marketing. For innovation in 2016, the Pet segment received awards at both Global Pet Expo and Super Zoo in the reptile category for Zilla Turtle Trunk and in the aquatics category for Aqueon NeoGlow aquariums. Aqueon's OptiBright won Pet Product News Editor's Choice award and both Aqueon Jukebox 5 aquarium kit and Herptile Habitat Accessories for Zilla Turtle Trunk won the Pet Business Industry Recognition Award. Also in 2016, we won Best in Show at Global Pet for the the small animal category for Kaytee Critter Trail LED. In 2015, we received best new aquatic product at Global Pet Expo 2015 for the Aqueon Jukebox and a Product of the Year award~~s~~ in 2014 for the Adams Flea and Tick Home Spray. For customer service in 2016, we received Lowe's Lawn & Garden Supplier of the Year award. Also in 2016, at the Wal*Mart Lawn & Garden Supplier Summit, Central was recognized for both e-commerce and collaboration.

•
Strong Relationships with Retailers. We have developed strong relationships with major and independent retailers, as well as e-commerce retailers, through product innovation, premium brands, broad product offerings, private label programs, proprietary sales and logistics capabilities and a high level of customer service. Major retailers value the efficiency of dealing with suppliers with national scope and strong brands. Our ability to meet their unique needs for packaging and point of sale displays provides us with a competitive advantage. Independent retailers value our high level of customer service and broad array of premium branded products. We believe these strengths have made us one of the largest pet supplies vendors to PetSmart, PETCO and Wal*Mart and among the largest lawn and garden supplies vendors to Wal*Mart, Home Depot and Lowe’s, as well as a leading supplier to independent pet and garden supplies retailers in the United States.

•
Favorable Long-Term Industry Characteristics. We believe the U.S. pet supplies market is expected to grow over the long-term due to favorable demographic and leisure trends. The key demographics bolstering our markets are the growth rates in the number of children under 18 and the number of adults over age 55. Households with children tend to own more pets, and adults over 55 are more likely to be “empty nesters” that keep pets as companions and have more disposable income and leisure time. According to the 2015-2016 APPA National Pet Owners Survey, the number of U.S. pet owners in recent years has reached record highs, with 79.7 million households, or 65%, owning a pet.

•
Sales and Logistics Networks. We are a leading supplier to independent specialty retailers for the pet and lawn and garden supplies markets through our sales and logistics networks. We believe our sales and logistics networks give us a significant competitive advantage over other suppliers. These networks provide us with key access to independent pet specialty retail stores and retail lawn and garden customers that require two-step distribution for our branded products facilitating:

◦	acquisition and maintenance of premium shelf placement;

◦	prompt product replenishment;

◦	customization of retailer programs;

◦	quick responses to changing customer and retailer preferences;

◦	rapid deployment and feedback for new products; and

◦	immediate exposure for new internally developed and acquired brands.
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

•
Pursue Strategic Acquisitions. We plan to continue to make selected strategic acquisitions of companies that complement our existing brands and product offerings. By leveraging our marketing, manufacturing and sales and logistics capabilities, we believe we can increase the sales and improve the operating efficiencies of the companies we acquire. We generally seek target companies with high quality and innovative product offerings, an experienced management team and historical and projected organic earnings growth.

•
Reduce Our Investment In Working Capital. We believe there are opportunities to reduce our investment in working capital over the long term by focusing on specific balance sheet metrics. In particular, we believe that the improvement in our fill rates as a result of tighter linkage between our businesses and supply chain will enable us to reduce our investment in inventory without compromising the level of the service we provide to our customers. During fiscal 2014, we reduced our inventory level from $391.9 million to $326.4 million while maintaining high fill rates. Our inventory level at the end of fiscal 2015 and fiscal 2016 increased to $335.9 million and $362.0 million, respectively, as a result of acquisitions. Our inventory turns have continued to improve as a result of our focus on our working capital.

Products – General
The following table indicates each class of similar products which represented approximately 10% or more of our consolidated net sales in the fiscal years presented (in millions).

Category	2016	2015	2014
Other pet products	$689.3	$594.7	$774.2
Garden controls and fertilizer products	298.8	286.3	262.5
Wild bird feed	183.6	193.2	202.1
Grass seed	(1)	(1)	183.1
Other garden supplies	331.3	343.5	182.5
Dog and cat products	326.0	233.0	(1)
Total	$1,829.0	$1,650.7	$1,604.4

(1) The product category was less than 10% of our consolidated net sales in the respective period.
Pet Segment
Overview
We are one of the leading marketers and producers of pet supplies in the United States. In addition, our Pet segment operates one of the largest sales and logistics networks in the industry strategically supporting our brands. In fiscal 2016, Pet segment net sales were $1,081.8 million and operating income was $119.9 million.
Industry Background
According to the Packaged Facts U.S. Pet Market Outlook, 2016 - 2017, the number of U.S. households with dogs or cats in 2015 increased to nearly 54% from a previous range of 51-53% since 2011.
The pet industry includes food, supplies, veterinarian care, services and live animals. We operate primarily in the pet supplies segment of the industry. This segment includes: products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, rawhide, toys, pet beds, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including cages and habitats, toys, chews, and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners and supplements, and information and knowledge resources; and products for horses and livestock. Packaged Facts estimates the pet supplies segment was $14.5 billion in revenue in 2014, up 2.5% from 2013. We also operate in the natural category of dog and cat food and treats and chews.
We believe this industry growth is due in significant part to favorable demographic and leisure trends, which we expect to continue, albeit potentially at a slower rate due to a lower rate of growth in the broader U.S. economy. The key demographics bolstering the U.S. pet supplies market are the growth rates in the number of children under 18 and the number of adults over age 55. According to 2012 U.S. interim census data, approximately 41% of the population is 45 years or older. Households with children tend to own more pets, and adults over 55 are more likely to be “empty nesters” who keep pets as companions and have more disposable income and leisure time available for pets. In addition, many pet supplies products (e.g., dog and cat food, dog chews, bird food, grooming supplies, pest control, etc.) are routinely consumed and replenished. For example, as many as 87% of dog owners and 68% of cat owners regularly purchase some type of treat.
The U.S. pet supplies market is highly fragmented with approximately 1,400 manufacturers, consisting primarily of small companies with limited product lines. The majority of these manufacturers do not have a captive sales and logistics network and must rely on us or other independent distributors to supply their products to regional pet specialty chains and independent retailers. According to Packaged Facts, pet supplies sales increased 14.9% from 2010 to 2014. Sales are expected to increase an additional 16% to $16.8 billion by 2019, indicating the strength of this category.
The pet food and supplies industry retail channel also remains fragmented, with approximately 7,800 independent pet supply stores in the United States and only two national specialty retailers, PetSmart and PETCO. These two “pet superstores” have grown rapidly, and pet products have also become a growing category in mass merchandisers, discounters, grocery outlets and the e-commerce channel. PetSmart and PETCO typically offer the broadest product selection with competitive prices and a growing array of pet services. Mass merchandisers, supermarkets and discounters have historically carried a limited product assortment that features primarily pet food, but we believe these retailers are devoting more shelf space to meet increased consumer demand for premium pet supplies. Independent pet stores typically have a relatively broad product selection and attempt to differentiate themselves by offering premier brands and knowledgeable service.
Proprietary Branded Pet Products
Our principal pet supplies categories are dog and cat, aquatics, bird and small animal, wild bird feed and animal health products.
Dog & Cat. The dog and cat category, featuring the brands Nylabone, Four Paws, Cadet®, Dallas Manufacturing Company (DMC), TFH Publications, Pet Select, Pet Love and Mikki®, is an industry leader in manufacturing and marketing premium edible and non-edible chews, interactive toys, super premium dog and cat food, grooming supplies and pet-care print and digital content.

•
Nylabone is made in the United States and has a strong history of developing innovative products such as NutriDent® Edible Dental Brush Chews, as well as numerous other award-winning dog toys and healthy chews.

•	IMS is a manufacturer and supplier of a full-line of quality rawhide and other natural dog chews, and treats.

•	Four Paws Products include industry leaders in grooming and waste management products under the Wee Wee and Magic Coat Brands.

•	DMC, the industry-leading dog & cat bed company and supplier to many of the largest retailers for private label and branded bedding.

•	TFH Publications is a globally recognized publisher of both pet books and an aquatics magazine.

•	Breeder’s Choice, featuring the Pinnacle® and AvoDerm® brands, is a manufacturer of natural pet food and treats.
Aquatics. We are a leading supplier of aquariums and related fixtures and furniture, water conditioners and supplements, sophisticated lighting systems and accessories featuring the brands Aqueon, Zilla, Kent Marine, Coralife and Blagdon. In October 2016, we purchased Segrest Inc., the leading wholesaler of aquarium fish.
Small Animal, Pet Bird & Wild Bird Feed. We are a leading marketer and producer of supplies and pet food for pet birds, small animals and wild birds. We offer a full range of products including species specific diets, treats, habitats, bedding, hay and toys under the Kaytee®, Forti-Diet and Critter Trail® brands. Kaytee is one of the most widely recognized and trusted brands for birds and small animals.
Animal Health. We are a leading marketer and producer of flea, tick, mosquito and other insect control products produced by Wellmark International and sold primarily under the Bio Spot Active Care™, Adams, Altosid, Pre Strike and Extinguish® brand names. Wellmark is the only domestic producer of (S)-Methoprene, which is an active ingredient to control mosquitoes, fleas, ticks, ants and mites in many professional and consumer insect control applications. We also sell (S)-Methoprene to manufacturers of other insect control products, including Frontline Plus. In addition, through our Farnam operations, we are a leading manufacturer and marketer of innovative health care products for horses. Farnam’s portfolio of industry leading brands includes the Farnam umbrella brand, IverCare®, Bronco®, Super Mask® II, Endure®, Horseshoer’s Secret® and Vetrolin®.
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
Sales and Marketing
Our sales strategy is multi-tiered and designed to capture maximum market share with retailers. Our customers include retailers, such as club, regional and national specialty pet stores, independent pet retailers, mass merchants, grocery and drug stores, as well as the e-commerce channel. In addition, we also serve the professional market with insect control and health and wellness products for use by veterinarians, municipalities, farmers and equine product suppliers. Costco Wholesale accounted for approximately 10% of our Pet segment's net sales in fiscal 2016. PetSmart and PETCO are also significant customers.

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
Garden Segment
Overview
We are a leading company in the consumer lawn and garden market in the United States and offer both premium and value-oriented branded products. We market and produce a broad array of premium brands, including Pennington, The Rebels, AMDRO, Lilly Miller, Ironite, Sevin, and Over-N-Out. We also produce value brands at lower prices, including numerous private label brands. In addition, our Garden segment operates a sales and logistics network that strategically supports its brands. In fiscal 2016, Garden segment net sales were $747.2 million and operating income was $70.3 million.
Industry Background
We believe that gardening is one of the most popular leisure activities in the United States. Although in the past, the Garden segment has been adversely impacted by fluctuations in input costs and weather, more recently the impact has been negligible. The Freedonia Group predicts that household participation in lawn and garden activities will rebound slightly through 2020. The key demographic bolstering our lawn and garden market is the growth rate in the number of adults over age 55 which is projected to increase from 88 million in 2015 to 99 million in 2020. This age group is more likely to be “empty nesters” and have more disposable income and leisure time available for garden activities. As the baby boom generation ages, this segment is expected to grow faster than the total population. According to 2012 U.S. interim census data, approximately 41% of the population is 45 years or older. We believe that this demographic should increase the number of lawn and garden product users. With more people gardening in their yards and the potential trends of food gardening and organic gardening, we perceive this market as staying intact and showing slow positive growth. We estimate the retail sales of the lawn and garden supplies industry in the categories in which we participate to be approximately $17.6 billion. We believe that the industry will continue to grow, albeit at a slow rate.
Lawn and garden products are sold to consumers through a number of distribution channels, including home centers, mass merchants, independent nurseries and hardware stores. Home and garden centers and mass merchants typically carry multiple premium and value brands. Due to the rapid expansion and consolidation of mass merchants and home and garden centers, the concentration of purchasing power for the lawn and garden category has increased dramatically. We expect the growth of home and garden centers, such as Home Depot and Lowe’s, and mass merchants, such as Wal*Mart, to continue to concentrate industry distribution.

Proprietary Branded Lawn and Garden Products
Our principal lawn and garden product lines are grass seed, wild bird feed, insect control products, lawn and garden care products and decorative outdoor patio products. Our Pennington brand is one of the largest in grass seed, pottery and wild bird feed, and our Amdro brand is a leading portfolio of control products.
Grass Seed. We are a leading marketer, producer and distributor of numerous mixtures and blends of cool and warm season turf grass for both the residential and professional markets, as well as forage and wild game seed mixtures. We sell these products under the Pennington Seed, Pennington, Penkoted®, Max-Q®, ProSelectTM, Tournament Quality CM, MasterTurf®, The Rebels and Smart Seed® brand names. We also produce numerous private label brands of grass seed. The Pennington grass seed manufacturing facilities are some of the largest and most modern seed coating and conditioning facilities in the industry.
Wild Bird Products. We are a leading marketer, producer and distributor of wild bird feed, bird feeders, bird houses and other birding accessories in the United States. These products are sold primarily under the Pennington brand name. Many of our branded Kaytee and Pennington wild bird mixes are treated with a proprietary blend of vitamins and minerals. An example is our Pennington brand mixes which are enriched with Bird-Kote®, our exclusive process which literally seals each seed with a a nutritious coating containing vitamins and minerals that are beneficial to the health of wild birds.
Fertilizers and Controls. We are a leading marketer, producer and distributor of lawn and garden weed, moss, insect and pest control products and soil supplements and stimulants. We sell these products under the AMDRO®, Lilly Miller, Moss Out®, Corry’s®, IMAGE®, Sevin, Over-N-Out, Rootboost®, Knockout®, Strike® brand names and the Eliminator private label for Wal*Mart. We manufacture several lines of lawn and garden fertilizers and soil supplements, in granular and liquid form, under the Pennington, Alaska Fish Fertilizer®,, Pro Care, Green Care, Green Charm, Ironite and other private and controlled labels.
Decor. We are a leading marketer and distributor of decorative indoor and outdoor pottery products in the United States. These products, sold under the Pennington name, include terra cotta, stoneware, ceramic and porcelain pots. We also market a complete line of wooden garden products, including planters, barrel fountains, arbors and trellises under the Pennington brand name.
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
Sales and Marketing
The marketing strategy for our premium products is focused on meeting consumer needs through product performance, innovation, quality, upscale packaging and retail shelf placement. The marketing strategy for our value products is focused on promotion of the quality and efficacy of our value brands at a lower cost relative to premium brands. Our customers include retailers, such as mass merchants, home improvement centers, independent lawn and garden nurseries, drug and grocery stores, and professional end users. Sales to Wal*Mart represented approximately 31%, 31% and 31%, sales to Lowe’s represented approximately 20%, 18% and 15%, and sales to Home Depot represented approximately 19%, 16% and 17% of our Garden segment’s net sales in fiscal 2016, 2015 and 2014, respectively.

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
Manufacturing
We manufacture the majority of our branded products in 33 manufacturing facilities, located primarily in the United States. In addition, certain of our proprietary branded products are manufactured by contract manufacturers. We have also entered into an exclusive arrangement with a third party to manufacture one of our registered active ingredients, (S)‑Methoprene, for use in that third party’s flea and tick control products.
Purchasing
We purchase most of our raw materials from a number of different suppliers. In addition, we purchase one of the raw materials used to manufacture (S)‑Methoprene from a single source of supply. We maintain an inventory of this raw material (in addition to our (S)‑Methoprene inventory) to reduce the possibility of any interruption in the availability of (S)‑Methoprene, but a prolonged delay in obtaining (S)‑Methoprene or this raw material could result in a temporary delay in product shipments and have an adverse effect on our Pet segment’s financial results.
The key ingredients in our fertilizer and insect and weed control products are commodity and specialty chemicals, including urea, potash, phosphates, herbicides, insecticides and fungicides.
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
In fiscal 2016, prices for some of our key inputs declined compared to fiscal 2015. Our fiscal 2016 and 2015 weighted average cost per pound for our primary bird feed grains decreased slightly. In fiscal 2014, prices decreased 32% compared to fiscal 2013. This followed a period where our commodity costs had increased for a number of years, including fiscal 2012 and 2013, when prices increased substantially. The recent decreases in commodity costs generally are reflected in lower prices to our retailers.
Logistics Network
Our distribution network consists of 29 facilities strategically placed across the United States, one facility in the United Kingdom and one facility in China to allow us to service both our mass market customers as well as our independent specialty retail stores for our branded products. This network also supports distribution of many other manufacturers’ brands and combines these products with our branded products into single shipments, enabling us to serve our customers in an effective and cost efficient manner.
Significant Customers
Wal*Mart, our largest customer, represented approximately 15%, 16% and 17% of our total company net sales in fiscal 2016, 2015 and 2014, respectively. In addition, Lowe's, Home Depot, Costco, PetSmart and PETCO are also significant customers, and together with Wal*Mart, accounted for approximately 42% of our net sales in fiscal 2016, 40% in fiscal 2015 and 41% in fiscal 2014.
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
Employees
As of September 24, 2016, we had approximately 3,600 employees, of which approximately 3,400 were full-time employees and 200 were temporary or part-time employees. We also hire substantial numbers of additional temporary employees for the peak lawn and garden shipping season of February through June to meet the increased demand experienced during the spring and summer months. The majority of our temporary employees are paid on an hourly basis. Except for 41 employees at a facility in Puebla, Mexico, none of our employees is represented by a labor union. We consider our relationships with our employees to be good.
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
The Food Quality Protection Act ("FQPA"), establishes a standard for food-use pesticides, which is a reasonable certainty that no harm will result from the cumulative effect of pesticide exposures. Under this Act, the EPA is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in our products, which are also used on foods, will be evaluated by the EPA as part of this non-dietary exposure risk assessment.
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
Various federal, state and local laws, including the federal Food Safety Modernization Act (“FSMA”), also regulate pet food products and give regulatory authorities the power to recall or require re-labeling of products.  Several new FSMA regulations became effective this past year and additional requirements will become effective in 2017.   We believe we are in substantial compliance with all currently effective requirements and are taking steps to ensure that we are in compliance with all regulatory requirements going forward.
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

Executive Officers
The following table sets forth the name, age and position of our executive officers as of December 1, 2016.

Name	Age	Position
George C. Roeth	55	President & Chief Executive Officer
William E. Brown	75	Chairman of the Board
Howard Machek	53	Principal Financial Officer
Michael A. Reed	68	Executive Vice President
George Yuhas	64	General Counsel and Secretary
George C. Roeth. Mr. Roth became our President and Chief Executive Officer in June 2016. Mr. Roeth is a 27-year veteran of The Clorox Company, most recently, from 2013 to 2014, serving as Chief Operating Officer and Executive Vice President. Previously Mr. Roeth served as Senior Vice President and General Manager, during which time he was also Chairman of the Board for the Clorox and Proctor & Gamble Joint Venture. Prior to that, Mr. Roeth served in senior-level marketing and operating roles at Clorox, including Vice President and General Manager, Vice President of Growth and Marketing, and Vice President of Brand Development among others.
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
Howard Machek. Mr. Machek has been Principal Financial Officer since September 2016. Mr. Machek has served as our Chief Accounting Officer since September 2015 and has been our Corporate Controller since 2001.
Michael A. Reed. Mr. Reed has been Executive Vice President since June 2000 and was President of the Garden Products division from October 2007 to May 2012 and from January 2014 to September 2016. Mr. Reed served as President of the Pet Products division from 2003 to 2004. Previously, Mr. Reed served as President and CEO of PM Ag Products, Inc., a wholly owned subsidiary of global agri-business Tate & Lyle, PLC.
George Yuhas. Mr. Yuhas has been our General Counsel since March 2011 and our Secretary since September 2015. From 1984 to March 2011, he was a partner specializing in litigation at Orrick, Herrington & Sutcliffe LLP.

Available Information
Our web site is www.central.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing or furnishing such reports with the Securities and Exchange Commission. Information contained on our web site is not part of this report.
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
Our 2016 weighted average cost per pound for our primary bird feed grains decreased approximately 7% from fiscal 2015. In fiscal 2015, prices decreased 4% compared to fiscal 2014 and in fiscal 2014, prices decreased 32% compared to fiscal 2013. This followed a period where our commodity costs had increased for a number of years, including fiscal 2012 and 2013, when prices increased substantially. The recent decreases in commodity costs are reflected in lower prices to our retailers.
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
Our success depends upon our retaining and recruiting key personnel.
Our performance is substantially dependent upon the continued services of George C. Roeth, our new President and Chief Executive Officer, and our senior management team. The loss of the services of these persons could have a material adverse effect on our business unless adequate replacements are found. In September 2015, our Chief Financial Officer resigned. Our future performance depends on our ability to attract and retain skilled employees, including a new Chief Financial Officer. We cannot assure you that we will be able to retain our existing personnel or attract additional qualified employees in the future.

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
In December 2014, we invested $16 million in cash for a 50% interest in two newly formed entities that own rights to commercialize products, covered by certain patents, technology and associated intellectual property rights in the fields of animal health and pesticide applications. During the fourth quarter of fiscal 2016, we recognized a non-cash impairment charge of $16.6 million related to our investment in these two joint ventures as a result of changes in marketplace conditions, which have impacted the expected cash flows and recoverability of the investment.
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
Supply disruptions in pet birds, small animals and fish may negatively impact our sales.
The federal government and many state governments have increased restrictions on the importation of pet birds and the supply of small animals. These restrictions have resulted in reduced availability of new pet birds and animals and thus reduced demand for pet bird and small animal food and supplies. If these restrictions become more severe, or similar restrictions become applicable to live pet fish, our future sales of these products would likely suffer, which would negatively impact our profitability. In addition, some countries have experienced outbreaks of avian flu. While the number of cases worldwide has declined, a significant outbreak in the United States would reduce demand for our pet and wild bird food and negatively impact our financial results.
Our recently acquired Segrest subsidiary is the largest supplier of aquarium fish in the United States and also supplies pet birds and small animals. The sale of fish, pet birds and small animals subjects us to additional risk, including risks associated with sourcing, developing captive breeding programs, health of the fish, pet birds and small animals supplied by us and future governmental regulation of the sale of fish, pet birds and small animals.
Our lawn and garden sales are highly seasonal and subject to adverse weather.
Because our lawn and garden products are used primarily in the spring and summer, the Garden business is seasonal. In fiscal 2016, approximately 66.0% of our Garden segment’s net sales and 58% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is generated in this period. Our working capital needs and our borrowings generally peak in our second fiscal quarter, because we are generating lower revenues while incurring expenses in preparation for the spring selling season. If cash on hand and borrowings under our credit facility are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business.
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
Wal*Mart, our largest customer, represented approximately 15%, 16% and 17% of our total company net sales in fiscal 2016, 2015 and 2014, respectively. In addition, Lowe's, Home Depot, Costco, PetSmart and PETCO are also significant customers, and together with Wal*Mart, accounted for approximately 42% of our net sales in fiscal 2016, 40% in fiscal 2015 and 41% in fiscal 2014. The market shares of many of these key retailers have increased and may continue to increase in future years.
The loss of, or significant adverse change in, our relationship with any of these key retailers could cause our net sales, operating income and cash flow to decline. The loss of, or reduction in, orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major customer could reduce our operating income and cash flow.
We may be adversely affected by trends in the retail industry.
With the growing trend towards retail trade consolidation, we are increasingly dependent upon key retailers whose leverage is growing. Our business may be negatively affected by changes in the policies of our retailers, such as inventory destocking, limitations on access to shelf space, price demands and other conditions. In addition, retailers continue to more closely manage inventory levels and make purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and to more closely anticipate demand, which could in the future require the carrying of additional inventories and an increase in our working capital and related financing requirements. This shift to “just-in-time” can also cause retailers to delay purchase orders, which can cause a shift in sales from quarter to quarter. Decisions to move in or out of a market category by leading retailers can also have a significant impact on our business. Additionally, some retailers are increasing their emphasis on private label products. While we view private label as an opportunity and supply many private label products to retailers, we could lose sales in the event that key retailers replace our branded products with private label product manufactured by others.
The emerging e-commerce channel continues to grow rapidly. To the extent that the key retailers on which we depend lose share to the e-commerce channel, we could lose sales. If the e-commerce channel continues its rapid growth, we may need to make additional investments to access this channel more effectively, and there can be no assurances that any such investments will be successful.
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
We are regularly engaged in acquisition discussions with other companies and anticipate that one or more potential acquisition opportunities, including those that would be material or could involve businesses with operating characteristics that differ from our existing business operations, may become available in the near future. If and when appropriate acquisition opportunities become available, we intend to pursue them actively. Acquisitions involve a number of special risks, including:

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
During fiscal 2016, 2015 and 2014, we performed evaluations of the fair value of our indefinite-lived trade names and trademarks. Our expected revenues were based on our future operating plan and market growth or decline estimates for future years. In fiscal 2016, we recognized a $1.8 million non-cash impairment charge related to certain indefinite-lived intangible assets in our Pet Segment as a result a decline in volume of sales, as well as a non-cash impairment charge of $16.6 million related to our investment in two joint ventures as a result of changes in marketplace conditions, which impacted the expected cash flows and recoverability of the investment. In fiscal 2015, we recognized a $7.3 million non-cash impairment charge related to certain indefinite-lived intangible assets in our Pet Segment as a result of increased competition in the marketplace and an expected decline in the volume of sales.
Our goodwill is associated with one of the reporting units within our Pet segment. In connection with our annual goodwill impairment testing performed during fiscal 2016, the Company made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of its reporting units under the two-step goodwill impairment test. The Company completed its qualitative assessment of potential goodwill impairment and it was determined that it was more likely than not the fair values of the Company's reporting units were greater than their carrying amounts, and accordingly, no further testing of goodwill was required. During fiscal 2015, the first step of such testing indicated that the fair value of our reporting units exceeded their carrying value by more than 10%, and accordingly, no further testing of goodwill was required. During fiscal 2014, the reporting unit’s operating income declined approximately 50% from the comparable fiscal 2013 period. In connection with our annual goodwill impairment testing performed during fiscal 2014, the first step of such testing indicated that the fair value of our reporting segments exceeded their carrying value by more than 10%, and accordingly, no further testing of goodwill was required.

We continue to implement an enterprise resource planning information technology system.
In fiscal 2005, we began incurring costs associated with designing and implementing SAP, a company-wide enterprise resource planning (ERP) software system with the objective of gradually migrating to the new system. This new system replaces numerous accounting and financial reporting systems, most of which were obtained in connection with business acquisitions. To date, we have reduced the number of ERP systems from 28 to 7. Capital expenditures for our enterprise resource planning software system for fiscal 2017 and beyond will depend upon the pace of conversion for those remaining legacy systems. If the balance of the implementation is not executed successfully, we could experience business interruptions. If we do not complete the implementation of the project timely and successfully, we may experience, among other things, additional costs associated with completing this project and a delay in our ability to improve existing operations, support future growth and enable us to take advantage of new applications and technologies. All of this may also result in a distraction of management’s time, diverting their attention from our operations and strategy.
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
We outsource a significant amount of our manufacturing requirements to third party manufacturers located in China. This international sourcing subjects us to a number of risks, including: the impact on sourcing or manufacturing of public health and contamination risks in China; quality control issues; social and political disturbances and instability; export duties, import controls, tariffs, quotas and other trade barriers; shipping and transportation problems; and fluctuations in currency values. These risks may be heightened under the new U.S. administration trade policies. Because we rely on Chinese third party manufacturers for a substantial portion of our product needs, any disruption in our relationships with these manufacturers could adversely affect our operations.
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
We have, and we will continue to have, a significant amount of indebtedness. As of September 24, 2016, we had total indebtedness of approximately $400 million. This level of indebtedness and future borrowing needs could have material adverse consequences for our business, including:

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
As of November 18, 2016, William E. Brown, our Chairman, beneficially controlled approximately 55% of the voting power of our capital stock. Accordingly, except to the extent that a class vote of the common stock is required by applicable law, he can effectively control all matters requiring stockholder approval, including the election of our directors, and can exert substantial control over our management and policies. The disproportionate voting rights of our common stock and Class B common stock and Mr. Brown’s substantial holdings of Class B common stock could have an adverse effect on the market price of our common stock and Class A common stock. Also, such disproportionate voting rights and Mr. Brown’s controlling interest may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our other stockholders, which could thereby deprive holders of common stock or Class A common stock of an opportunity to sell their shares for a “take-over” premium.
We have authorized the issuance of shares of common stock, Class A common stock and preferred stock, which may discourage potential acquisitions of our business and could have an adverse effect on the market price of our common stock and our Class A common stock.
Pursuant to our Fourth Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue up to 80,000,000 shares of our common stock, 100,000,000 shares of our nonvoting Class A common stock, 3,000,000 shares of our Class B common stock and up to 1,000,000 additional shares of preferred stock without seeking the approval or consent of our stockholders, unless required by the NASDAQ Global Market. Although the issuance of the nonvoting Class A common stock would not dilute the voting rights of the existing stockholders, it would have a dilutive effect on the economic interest of currently outstanding shares of common stock and Class B common stock similar to the dilutive effect of subsequent issuances of ordinary common stock. The issuance of the preferred stock could, depending on the rights and privileges designated by the board with respect to any particular series, have a dilutive effect on the voting interests of the common stock and Class B common stock and the economic interests of our common stock, Class A common stock and Class B common stock. In addition, the disproportionate voting rights of our common stock, preferred stock, Class B common stock and Class A common stock, and the ability of the board to issue stock to persons friendly to current management, may make us a less attractive target for a takeover than we otherwise might be or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our common stockholders, which could thereby deprive holders of common stock of an opportunity to sell their shares for a “take-over” premium.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We currently operate 33 manufacturing facilities totaling approximately 3.9 million square feet and 31 sales and logistics facilities totaling approximately 4.3 million square feet. Most sales and logistics centers consist of office and warehouse space, and several large bays for loading and unloading. Each sales and logistics center provides warehouse, distribution, sales and support functions for its geographic area. Our executive offices are located in Walnut Creek, California.

The table below lists the Pet segment’s manufacturing and sales and logistics facilities. Numbers in parentheses represent multiple locations.

Location	Type of Facility	Owned or Leased
Phoenix, AZ (2)	Sales and Logistics	Owned
Irwindale, CA	Manufacturing	Leased
Sacramento, CA	Sales and Logistics	Leased
Santa Fe Springs, CA	Sales and Logistics	Leased
Aurora, CO	Sales and Logistics	Leased
Tampa, FL	Sales and Logistics	Leased
Council Bluffs, IA	Manufacturing	Owned
Jamesburg, NJ	Sales and Logistics	Leased
Neptune City, NJ	Manufacturing	Owned
Neptune City, NJ	Manufacturing	Leased
South Brunswick, NJ (2)	Sales and Logistics	Leased
Wood-Ridge, NJ	Manufacturing	Leased
Fairfield, OH	Sales and Logistics	Leased
Cressona, PA	Manufacturing	Owned
Pottsville, PA	Sales and Logistics	Leased
Athens, TX	Manufacturing	Leased
Athens, TX	Sales and Logistics	Leased
Dallas, TX	Manufacturing	Owned
Dallas, TX	Sales and Logistics	Leased
Algona, WA	Sales and Logistics	Leased
Chilton, WI	Manufacturing	Owned
Franklin, WI	Manufacturing	Leased
Franklin, WI	Manufacturing	Owned
Guelph, Ontario, Canada	Manufacturing	Leased
Guangzhou, China	Manufacturing	Leased
Shanghai, China	Sales and Logistics	Leased
Atlixco, Puebla, Mexico	Manufacturing	Owned
Dorking, Surrey, UK	Manufacturing	Leased
Taunton, Somerset, UK	Sales and Logistics	Leased

The table below lists the Garden segment’s manufacturing and sales and logistics facilities. Numbers in parentheses represent multiple locations.

Location	Type of Facility	Owned or Leased
Cullman, AL	Sales and Logistics	Owned
Cullman, AL	Sales and Logistics	Leased
Roll, AZ	Manufacturing	Owned
Yuma, AZ	Manufacturing	Leased
Chico, CA	Manufacturing	Leased
El Centro, CA	Manufacturing	Owned
Ontario, CA	Sales and Logistics	Leased
Longmont, CO	Manufacturing	Owned
Covington, GA	Sales and Logistics	Leased
Eatonton, GA	Manufacturing	Owned
Eatonton, GA	Sales and Logistics	Leased
Madison, GA	Manufacturing	Leased
Madison, GA (2)	Manufacturing	Owned
Madison, GA	Sales and Logistics	Owned
Madison, GA	Sales and Logistics	Leased
Laurel, MD	Sales and Logistics	Leased
Greenfield, MO (2)	Manufacturing	Owned
Greenfield, MO	Sales and Logistics	Owned
Neosho, MO	Manufacturing	Owned
Charlotte, NC	Sales and Logistics	Leased
Sidney, NE	Manufacturing	Owned
Fairfield, OH	Sales and Logistics	Leased
Peebles, OH	Manufacturing	Owned
Peebles, OH	Manufacturing	Leased
Albany, OR	Manufacturing	Owned
Lebanon, OR	Manufacturing	Owned
Portland, OR	Sales and Logistics	Leased
Easton, PA	Sales and Logistics	Leased
Grand Prairie, TX	Sales and Logistics	Leased
Kenbridge, VA	Sales and Logistics	Leased
Northbend, WA	Manufacturing	Leased
We are reviewing the number, location and size of our manufacturing facilities and expect to make changes over time in order to optimize our manufacturing footprint. We lease 13 of our manufacturing facilities and 26 of our sales and logistics facilities. These leases generally expire between 2016 and 2029. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. The facilities we own are subject to major encumbrances under our principal credit facility. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks and warehousing, transportation and computer equipment.
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

	Common Stock		Class A Common Stock
	High	Low	High	Low
Fiscal 2015
First Quarter	$8.85	$6.61	$9.47	$7.04
Second Quarter	10.41	8.45	11.24	9.10
Third Quarter	10.61	9.26	11.51	9.67
Fourth Quarter	16.43	9.19	17.00	10.08
Fiscal 2016
First Quarter	$17.93	$13.35	$18.54	$13.65
Second Quarter	16.21	12.05	16.14	12.02
Third Quarter	22.54	14.82	21.29	14.80
Fourth Quarter	27.62	21.21	25.51	20.12
As of November 18, 2016, there were approximately 96 holders of record of our common stock, approximately 322 holders of record of our Class A nonvoting common stock and 5 holders of record of our Class B stock.
We have not paid any cash dividends on our common stock, our Class A common stock or our Class B Stock. We currently intend to retain any earnings for use in our business and do not presently anticipate paying any cash dividends on our common stock, our Class A common or our Class B stock in the foreseeable future. In addition, our credit facility and senior notes restrict our ability to pay dividends. See Note 10 to our consolidated financial statements.

Stock Performance Graph
The following graph compares the percentage change of our cumulative total stockholder return on our Common Stock (“CENT”) for the period from September 24, 2011 to September 24, 2016 with the cumulative total return of the NASDAQ Composite (U.S.) Index and the Dow Jones Non-Durable Household Products Index, a peer group index consisting of approximately 30 manufacturers and distributors of household products.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our Common Stock.

Total Return Analysis

	9/24/2011	9/29/2012	9/28/2013	9/27/2014	9/26/2015	9/24/2016
Central Garden & Pet Company	100.00	177.73	105.08	114.95	244.99	379.22
NASDAQ Composite	100.00	126.98	156.30	188.77	198.31	227.35
Dow Jones US Nondurable Household Products	100.00	116.75	134.57	153.44	141.64	175.13

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth the repurchases of any equity securities during the fourth quarter of the fiscal year ended September 24, 2016 and the dollar amount of authorized share repurchases, remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
June 26, 2016 - July 30, 2016	940	(2)	$22.85	—	$34,968,000
July 31, 2016 - August 27, 2016	2,634	(2)	24.01	—	34,968,000
August 28, 2016 - September 24, 2016	1,128	(2)	22.98	—	34,968,000
Total	4,702		$23.53	—	$34,968,000

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

Item 6. Selected Financial Data
The following selected statement of operations and balance sheet data as of and for the five fiscal years in the period ended September 24, 2016 have been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto in “Item 8 – Financial Statements and Supplementary Data” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Fiscal Year Ended
	September 24, 2016	September 26, 2015	September 27, 2014	September 28, 2013	September 29, 2012
	(in thousands, except per share amounts)
Statement of Operations Data (1):
Net sales	$1,829,017	$1,650,737	$1,604,357	$1,653,633	$1,700,013
Cost of goods sold and occupancy	1,275,967	1,162,685	1,150,333	1,189,731	1,185,855
Gross profit	553,050	488,052	454,024	463,902	514,158
Selling, general and administrative expenses	421,864	389,345	397,811	416,038	439,737
Intangible asset and goodwill impairments (2)	1,828	7,272	—	7,709	—
Operating income (3)	129,358	91,435	56,213	40,155	74,421
Interest expense, net (4)	(42,707)	(39,898)	(42,750)	(42,970)	(40,170)
Other income (expense) (5)	(17,013)	13	403	(677)	678
Income (loss) before income taxes and noncontrolling interest	69,638	51,550	13,866	(3,492)	34,929
Income tax expense (benefit)	24,053	18,535	4,045	(2,592)	12,816
Income (loss) including noncontrolling interest	45,585	33,015	9,821	(900)	22,113
Net income attributable to noncontrolling interest	1,071	1,044	1,017	1,029	940
Net income (loss) attributable to Central Garden & Pet	$44,514	$31,971	$8,804	$(1,929)	$21,173
Net income (loss) per share attributable to Central Garden & Pet:
Basic	$0.91	$0.66	$0.18	$(0.04)	$0.44
Diluted	$0.87	$0.64	$0.18	$(0.04)	$0.44
Weighted average shares used in the computation of income (loss) per share:
Basic	48,964	48,562	48,880	48,094	47,622
Diluted	51,075	49,638	49,397	48,094	48,374
Other Data:
Depreciation and amortization	$40,001	$33,703	$35,781	$32,968	$30,425
Capital expenditures	$27,622	$22,030	$17,173	$25,172	$39,592
Cash provided (used) by operating activities	$151,426	$87,449	$126,467	$(28,282)	$89,169
Cash used in investing activities	$(91,195)	$(49,854)	$(35,181)	$(25,122)	$(44,477)
Cash provided (used) by financing activities	$(14,165)	$(68,370)	$(27,759)	$20,309	$(8,575)
Ratio of earnings to fixed charges (6)	2.6x	2.3x	1.3x	—	1.8x

	Fiscal Year Ended
	September 24, 2016	September 26, 2015	September 27, 2014	September 28, 2013	September 29, 2012
	(in thousands)
Balance Sheet Data:
Cash and short term investments	$92,982	$47,584	$88,666	$32,976	$71,180
Working capital	512,587	476,916	498,454	490,325	445,299
Total assets (7)	1,212,193	1,131,597	1,143,702	1,155,906	1,143,103
Total debt (7)	395,269	396,982	445,214	467,333	443,370
Equity	554,587	506,380	486,453	470,024	464,883

(1)	Fiscal years 2013, 2014, 2015 and 2016 included 52 weeks. Fiscal year 2012 included 53 weeks.

(2)
During fiscal 2016, we recognized a non-cash charge of $1.8 million related to the impairment of a certain indefinite-lived intangible asset in our Pet segment. During fiscal 2015, we recognized a non-cash charge of $7.3 million related to the impairment of certain indefinite-lived intangible assets in our Pet segment. During fiscal 2013, we recognized a non-cash charge of $7.7 million related to impairment of goodwill in our Garden segment.

(3)
During fiscal 2013, we recognized an $11.2 million charge related to certain products introduced in fiscal 2013 in our Garden segment. During fiscal 2014, we recognized a $16.9 million charge related to these products. We recognized a $4.9 million gain in fiscal 2014 from the sale of manufacturing plant assets. During fiscal 2016 we recognized a $2.4 million gain in our Pet segment from the sale of a manufacturing plant.

(4)
During fiscal 2016 we incurred incremental expenses of $14.3 million, comprised of a call premium payment of $8.3 million, a $2.7 million payment of overlapping interest expense for 30 days and a $3.3 million non-cash charge for the write-off of unamortized deferred financing costs and discount on our 2018 Notes, as a result of the redemption of our 2018 Notes and issuance of our 2023 Notes.

(5)
During fiscal 2016, we recognized a non-cash impairment charge of $16.6 million related to our investment in two joint ventures as a result of changes in marketplace conditions, which impacted expected cash flows and the recoverability of the investment.

(6)
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

(7)
In fiscal 2016, we retrospectively adopted new accounting guidance, which requires classification of debt issuance costs as a reduction of the carrying value of the debt. In doing so, $3.2 million, $5.0 million, $5.3 million and $6.4 million of deferred issuance costs have been reclassified from Other assets to Long-term debt in our Consolidated Balance Sheets for fiscal 2015, 2014, 2013 and 2012, respectively.

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
Business Overview
Central Garden & Pet Company (“Central”) is a leading innovator, marketer and producer, of quality branded products and distributor of third party products in the pet and lawn and garden supplies industries in the United States. The total pet food, treats and supplies industry in 2015 was estimated by Packaged Facts to have been approximately $50.8 billion in annual retail sales. We estimate the annual retail sales of the pet supplies and consumables and natural pet food markets in the categories in which we participate to be approximately $30.1 billion. The total lawn and garden consumables and decorative products industry in the United States is estimated to be approximately $25.0 billion in annual retail sales, including fertilizer, pesticides, growing media, seeds, mulch, other consumables and decorative products. We estimate the annual retail sales of the lawn and garden consumables and decorative products markets in the categories in which we participate to be approximately $17.6 billion.

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
Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, ant and other herbicide, insecticide and pesticide products; and decorative outdoor lifestyle products including pottery, trellises and other wood products. These products are sold under the brands AMDRO®, Ironite®, Pennington®, and Sevin®, as well as a number of other brand names including Lilly Miller®, Over-N-Out®, Smart Seed® and The Rebels®.
In fiscal 2016, our consolidated net sales were $1,829 million, of which our Pet segment, or Pet, accounted for approximately $1,082 million and our Garden segment, or Garden, accounted for approximately $747 million. In fiscal 2016, our operating income was $129 million consisting of income from our Pet segment of $120 million, income from our Garden segment of $70 million and corporate expenses of $61 million.
Fiscal 2016 Financial Highlights
Earnings per fully diluted share increased $0.23 per share to $0.87 per share and our operating income increased $37.9 million to $129.4 million as compared to fiscal 2015, due to increased earnings in both our segments and decreased corporate expenses. Certain charges and gains impacting fiscal 2016 and 2015 are excluded for purposes of the non-GAAP presentation elsewhere in this Form 10-K.

Financial summary:

•	Net sales for fiscal 2016 increased $178.3 million, or 10.8%, to $1,829.0 million. Our Pet segment sales increased 20.9%, and our Garden segment sales declined 1.2%.

•
Gross profit for fiscal 2016 increased $65.0 million, or 13.3%, to $553.1 million from $488.1 million in fiscal 2015. Gross margin increased 60 basis points in fiscal 2016 to 30.2%, from 29.6% in 2015.

•
Our operating income increased $37.9 million, or 41.5%, to $129.4 million in fiscal 2016, and increased as a percentage of net sales to 7.1% from 5.5%. Non-GAAP operating income increased $30.1 million, or 30.5%.

•
Net income was $44.5 million, or $0.87 per share on a fully diluted basis, compared to net income in fiscal 2015 of $32.0 million, or $0.64 per share on a fully diluted basis. Non-GAAP net income increased to $64.4 million, or $1.26 per share, in fiscal 2016 from $36.6 million, or $0.74 per share, in fiscal 2015.

•	Our net cash provided by operating activities was $151.4 million in fiscal 2016, compared to $87.4 million in fiscal 2015.
Recent Developments
Leadership
George C. Roeth became our President and Chief Executive Officer effective June 1, 2016. Mr. Roeth has been a director of Central since 2015.
Investment Impairment
During the fourth quarter of fiscal 2016, we recognized a non-cash impairment charge of $16.6 million related to our investment in two joint ventures as a result of changes in marketplace conditions, which impacted the expected cash flows and recoverability of the investment. The impairment is included within Other income (expense).
Debt Refinancing
Note Offering - In November 2015, we issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”). The 2023 Notes are unconditionally guaranteed on a senior basis by each of our existing and future domestic restricted subsidiaries which are borrowers under or guarantors of our senior secured revolving credit facility. We used the net proceeds from the offering, together with available cash, to redeem our outstanding 8.25% senior subordinated notes due March 1, 2018 (the “2018 Notes”) and pay fees and expenses related to the offering. As a result of our redemption of the 2018 Notes, we incurred incremental interest expense of $14.3 million in our fiscal 2016 first quarter, comprised of approximately $8.3 million related to the payment of the call premium, a one-time payment of overlapping interest expense for 30 days of approximately $2.7 million and a $3.3 million non-cash charge for the write-off of unamortized financing costs in interest expense. We expect our annual interest expense on the 2023 Notes going forward to be approximately $8.5 million less than under the 2018 Notes.

Asset-Based Loan Facility Amendment - In April 2016, we entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if we exercise the accordion feature (collectively, the “Amended Credit Facility”). The Amended Credit Facility matures on April 22, 2021.
DMC Acquisition
In December 2015, we purchased the pet bedding and certain other assets of National Consumers Outdoors Corp., formerly known as Dallas Manufacturing Company (“DMC”), for a cash purchase price of $61 million. This acquisition is expected to complement our existing dog and cat business.
Subsequent Events
Segrest, Inc. Acquisition
In October 2016, we purchased Segrest Inc. for a purchase price of $60 million, of which $6 million is contingent upon future events. Segrest is the leading wholesaler of aquarium fish and is expected to strengthen our position in the aquatics category and provide the opportunity for synergies with our existing aquatics business.
Veterinary Products Business
In November 2016, we sold a small veterinary products division, which had sales of $8.6 million in fiscal 2016. The business was not profitable over the last several years.
Use of Non-GAAP Financial Measures
We report our financial results in accordance with U.S. generally accepted accounting principles (GAAP). However, to supplement the financial results prepared in accordance with GAAP, we use non-GAAP financial measures including non-GAAP net sales on a consolidated and segment basis, non-GAAP selling, general and administrative (SG&A) expense, non-GAAP operating income on a consolidated and segment basis, non-GAAP interest expense, non-GAAP other income (expense) and non-GAAP net income and diluted net income per share. Management believes these non-GAAP financial measures that exclude the impact of specific items (described below) may be useful to investors in their assessment of our ongoing operating performance and provide additional meaningful comparisons between current results and results in prior operating periods.
The reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in the tables below. We believe that the non-GAAP financial measures provide useful information to investors and other users of our financial statements, by allowing for greater transparency in the review of our financial and operating performance. Management also uses these non-GAAP financial measures in making financial, operating and planning decisions and in evaluating our performance, and we believe these measures similarly may be useful to investors in evaluating our financial and operating performance and the trends in our business from management's point of view. While our management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results.
Non-GAAP financial measures reflect adjustments based on the following items:

•
Asset impairment charges: we have excluded the impact of asset impairments on intangible assets and equity method investments as such non-cash amounts are inconsistent in amount and frequency and are impacted by the timing and/or size of acquisitions. We believe that the adjustment of these charges supplements the GAAP information with a measure that can be used to assess the sustainability of our operating performance.

•
Gains or losses on disposals of significant plant assets: we have excluded the impact of gains or losses on the disposal of significant plant assets as these represent infrequent transactions that impact the comparability between operating periods. We believe the adjustment of these gains or losses supplements the GAAP information with a measure that may be used to assess the sustainability of our operating performance.

•
Other adjustments: we have excluded costs associated with the discontinuation of two new products in our Garden segment, including the write off of associated inventory, product return costs, promotional allowances and other costs related to the cessation of the products.

•
Loss on early extinguishment of debt: we have excluded the charges associated with the refinancing of our 2018 Notes as the amount and frequency of such charges is not consistent and is significantly impacted by the timing and size of debt financing transactions.

•
Tax impact: adjustment represents the impact of the tax effect of the pre-tax non-GAAP adjustments excluded from non-GAAP net income. The tax impact of the non-GAAP adjustments is calculated based on the consolidated effective tax rate on a GAAP basis, applied to the non-GAAP adjustments, unless the underlying item has a materially different tax treatment.

•
We have also provided organic net sales, a non-GAAP measure that excludes the impact of businesses purchased or exited in the prior 12 months, because we believe it permits investors to better understand the performance of our historical business without the impact of recent acquisitions or dispositions.

•
Additionally, we have provided a comparison of our free cash flow, a non-GAAP measure which may be used as an assessment of liquidity and which we use internally to evaluate our operating performance. We define free cash flow as net cash provided by operations less capital expenditures. Free cash flow does not represent cash available only for discretionary expenditures, since we have mandatory debt service requirements and other contractual and non-discretionary expenditures.

From time to time in the future, there may be other items that we may exclude if we believe that doing so is consistent with the goal of providing useful information to investors and management.

The non-GAAP adjustments made reflect the following:

(1)
During the fourth quarter of fiscal 2016 and fiscal 2015, we recognized non-cash impairment charges in our Pet segment of $1.8 million and $7.3 million, respectively, related to the impairment of intangible assets caused by increased competition and declining volume of sales. These impairments are included within Intangible asset impairment.

(2)
During fiscal 2016, we recorded a $2.4 million gain in our Pet segment from the sale of a manufacturing plant resulting from rationalizing our facilities to reduce excess capacity. This adjustment was recorded as part of Selling, general and administrative costs.

(3)
During the first quarter of fiscal 2016, we redeemed our 2018 Notes and issued senior notes due November 2023. As a result of the bond redemption, we incurred incremental expenses of $14.3 million, comprised of a call premium payment of $8.3 million, a $2.7 million payment of overlapping interest expense for 30 days and a $3.3 million non-cash charge for the write off of unamortized deferred financing costs and discount related to the 2018 Notes. These amounts are included in Interest expense in the consolidated statements of operations.

(4)
During the fourth quarter of fiscal 2016, we recognized a non-cash impairment charge of $16.6 million related to our investment in two joint ventures as a result of changes in marketplace conditions, which impacted the expected cash flows and recoverability of the investment. The impairment is included within Other income (expense).

(5)
During fiscal 2014, we recorded a $16.9 million charge in our Garden segment (“garden charge”). During fiscal 2013, we introduced two new Garden products. Despite support from our retailers and substantial marketing spend, the new products did not sell through as expected, and we recorded an $11.2 million charge to operating income relating to the new products. Despite a concerted effort to improve consumer takeaway of the products through product, packaging and placement changes, as well as aggressive promotions, we continued to experience weak consumer sales of the products in their second season. Late in the third quarter of fiscal 2014, major retailers indicated that they would not support the products going forward. Consequently, we made the decision to discontinue the two products at the end of the 2014 garden season. As a result, we recorded a $16.9 million charge to operating income in the quarter ended June 28, 2014 to write off the remaining inventory of these products and to account for product returns, promotional allowances and other costs related to the discontinuance of the products. The $16.9 million charge to Operating income is composed of a $7.0 million reduction of revenue included within net sales and $9.9 million included within Cost of goods sold.

		GAAP to Non-GAAP Reconciliation (in thousands) For the Year Ended September
Non-GAAP Adjustments		2016	2015	2014
Impairments of intangible assets	(1)	$1,828	$7,272
(Gain)/loss on disposal of plant assets	(2)	(2,363)		(4,875)
Incremental expenses from note redemption and issuance	(3)	14,339
Impairment of equity method investments	(4)	16,572
Garden inventory innovation charge	(5)			16,908
Total non-GAAP adjustments		30,376	7,272	12,033
Tax effects of non-GAAP adjustments		(10,492)	(2,618)	(4,352)
Total net income impact from non-GAAP adjustments		$19,884	$4,654	$7,681

Net Sales Reconciliation
GAAP net sales		N/A	N/A	$1,604,357
Net sales impact from non-GAAP adjustments	(5)			7,035
Non-GAAP net sales				$1,611,392

Garden Segment Net Sales Reconciliation
GAAP Garden segment net sales		N/A	N/A	$758,852
Net sales impact from non-GAAP adjustments	(5)			7,035
Non-GAAP Garden segment net sales				$765,887

Gross Profit Reconciliation		GAAP to Non-GAAP Reconciliation (in thousands) For the Year Ended September
		2016	2015	2014
GAAP gross profit		N/A	N/A	$454,024
Gross profit impact from non-GAAP adjustments	(5)			16,908
Non-GAAP gross profit				$470,932

SG&A Expense Reconciliation
GAAP SG&A expense		$423,692	$396,617	$397,811
SG&A expense impact from non-GAAP adjustments	(1) (2)	535	(7,272)	4,875
Non-GAAP SG&A expense		$424,227	$389,345	$402,686
GAAP SG&A expense as a percentage of net sales		23.1%	24.0%	24.8%
Non-GAAP SG&A expense as a percentage of net sales		23.2%	23.6%	25.0%

Operating Income Reconciliation
GAAP operating income		$129,358	$91,435	$56,213
Total operating income impact from non-GAAP adjustments	(1)(2)(5)	(535)	7,272	12,033
Non-GAAP operating income		$128,823	$98,707	$68,246
GAAP operating margin		7.1%	5.5%	3.5%
Non-GAAP operating margin		7.0%	6.0%	4.2%

Pet Segment Operating Income Reconciliation
GAAP Pet segment operating income		$119,930	$98,798	N/A
Total operating income impact from non-GAAP adjustments	(1)(2)	(535)	7,272
Non-GAAP Pet segment operating income		$119,395	$106,070
GAAP Pet segment operating margin		11.1%	11.0%
Non-GAAP Pet operating margin		11.0%	11.9%

Garden Segment Operating Income Reconciliation
GAAP Garden segment operating income		N/A	N/A	$41,020
Total operating income impact from non-GAAP adjustments	(5)			12,033
Non-GAAP Garden segment operating income				$53,053
GAAP Garden segment operating margin				5.4%
Non-GAAP Garden segment operating margin				6.9%

Interest Expense Reconciliation
GAAP interest expense		$(42,847)	N/A	N/A
Impact from non-GAAP adjustment	(3)	14,339
Non-GAAP interest expense		$(28,508)

		GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Year Ended September
Other Income (Expense) Reconciliation		2016	2015	2014
GAAP other income (expense)		$(17,013)	N/A	N/A
Impact from non-GAAP adjustment	(4)	16,572
Non-GAAP other income (expense)		$(441)

Net Income and Diluted Net Income Per Share Reconciliation
GAAP net income attributable to Central Garden & Pet		$44,514	$31,971	$8,084
Total non-GAAP adjustments	(1)(2) (3)(4)	30,376	7,272	12,033
Tax effects of non-GAAP adjustments		(10,492)	(2,618)	(4,352)
Total net income impact from non-GAAP adjustments		19,884	4,654	7,681
Non-GAAP net income attributable to Central Garden & Pet		$64,398	$36,625	$16,485
GAAP diluted net income per share		$0.87	$0.64	$0.18
Non-GAAP diluted net income per share		$1.26	$0.74	$0.33
Shares used in GAAP and non-GAAP diluted net earnings per share calculation		51,075	49,638	49,397

Organic Net Sales Reconciliation

We have provided organic net sales, a non-GAAP measure that excludes the impact of acquisitions and dispositions, because we believe it permits investors to better understand the performance of our historical business. We define organic net sales as net sales from our historical business derived by excluding the net sales from businesses acquired or exited in the preceding 12 months. After an acquired business has been part of our consolidated results for 12 months, the change in net sales thereafter is considered part of the increase or decrease in organic net sales.

	GAAP to Non-GAAP Reconciliation (in millions) For the Year Ended
Pet Segment	September 24, 2016	September 26, 2015	Percentage change
Reported net sales - GAAP	$1,081.8	$894.5	20.9%
Effect of acquisitions	(133.3)	—	—
Organic net sales	$948.5	$894.5	6%

Results of Operations (GAAP)
The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	Fiscal Year Ended
	September 24, 2016	September 26, 2015	September 27, 2014
Net sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy	69.8	70.4	71.7
Gross profit	30.2	29.6	28.3
Selling, general and administrative	23.1	23.6	24.8
Intangible asset impairment	—%	0.5%	—
Operating income	7.1	5.5	3.5
Interest expense, net	(2.3)%	(2.4)%	(2.7)%
Other income (expense)	(0.9)%	—	—
Income taxes	1.3%	1.1%	0.3%
Noncontrolling interest	0.2%	0.1%	0.1%
Net income (loss)	2.4%	1.9%	0.5%

Fiscal 2016 Compared to Fiscal 2015
Net Sales
Net sales for fiscal 2016 increased $178.3 million, or 10.8%, to $1,829.0 million from $1,650.7 million in fiscal 2015. Our branded product sales increased $127.8 million, and sales of other manufacturers’ products increased $50.5 million. Branded product sales include products we produce under Central brand names and products we produce under third party brands. Sales of our branded products represented 78.9% of our total sales in fiscal 2016 compared with 79.7% in fiscal 2015. Private label sales represented less than 10% of our consolidated net sales.
The following table indicates each class of similar products which represented approximately 10% or more of our consolidated net sales in the fiscal years presented (in millions):

Category	2016	2015	2014
Other pet products	$689.3	$594.7	$774.2
Garden controls and fertilizer products	298.8	286.3	262.5
Wild bird feed	183.6	193.2	202.1
Grass seed	(1)	(1)	183.1
Other garden supplies	331.3	343.5	182.5
Dog and cat products	326.0	233.0	(1)
Total	$1,829.0	$1,650.7	$1,604.4

(1) The product category was less than 10% of our consolidated net sales in the respective period.
Our Pet segment’s net sales for fiscal 2016 increased $187.3 million, or 20.9%, to $1,081.8 million from $894.5 million in fiscal 2015. Pet branded product sales increased $168.6 million from fiscal 2015. Two recent acquisitions in the dog & cat category, accounted for approximately $133.3 million of the increase. Organic sales growth of $54.0 million, or 6.0% was volume-based and primarily driven by a $13.4 million increase in our dog & cat category and an $18.7 million increase in sales of other manufacturers’ products benefiting from expanded distribution.

Our Garden segment’s net sales for fiscal 2016 decreased $9.0 million, or 1.2%, to $747.2 million from $756.2 million in fiscal 2015. Garden branded product sales decreased $40.8 million due primarily to a $28.2 million decrease due to our exit from the holiday decor business in January 2016, a $12.7 million decrease in our controls and fertilizer category due primarily to our exit from a private label relationship in the fertilizer category and an $8.6 million decrease in wild bird feed due primarily to lower prices precipitated by lower raw material costs. These decreases were partially offset by an $18.0 million increase in grass seed due primarily to the comparison to a weather related weak fiscal 2015. Sales of other manufacturers’

products increased approximately $31.8 million compared to fiscal 2015 due primarily to increased distribution to existing customers.
Gross Profit
Gross profit for fiscal 2016 increased $65.0 million, or 13.3%, to $553.0 million from $488.0 million in fiscal 2015. Both our operating segments contributed to the increase in gross profit, primarily the Pet segment. Gross margin increased 60 basis points to 30.2% in fiscal 2016 from 29.6% in fiscal 2015. While our gross profit increase was primarily in the Pet segment, our gross margin increase was due to an improved Garden segment margin, partially offset by a lower gross margin in the Pet segment.
In the Pet segment, gross profit increased in fiscal 2016 due to a $187.3 million increase in sales. Although increased sales from our recently acquired businesses favorably impacted our gross profit, as expected, they had a negative impact on our gross margin, as these businesses historically have lower gross margins than our historical segment average. The gross margin in our Pet segment would have improved absent the impact of the recent acquisitions compared to fiscal 2015 due primarily to the positive impact of increased sales in our professional business.
Gross profit in our Garden segment increased due to gross margin improvement which was partially offset by a $9.0 million decrease in net sales. The gross margin improvement was due primarily to increased grass seed sales, a favorable product mix change in our grass seed and controls and fertilizer businesses and our exit from the holiday decor business.
Selling, General and Administrative
Selling, general and administrative expenses increased $32.6 million, or 8.4%, from $389.3 million in fiscal 2015 to $421.9 million in fiscal 2016. As a percentage of net sales, selling, general and administrative expenses decreased from 23.6% in fiscal 2015 to 23.1% in fiscal 2016. The increase in selling, general and administrative expenses was due to increases in both selling and delivery expense and warehouse and administrative expense. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and information technology functions.
Selling and delivery expense increased $17.8 million, or 8.5%, from $210.2 million in fiscal 2015 to $228.0 million in fiscal 2016 and as a percentage of net sales decreased from 12.7% in fiscal 2015 to 12.5% in fiscal 2016. The expense increase was principally in our Pet segment due primarily to two recent acquisitions, increased selling and marketing expense in our animal health category and increased delivery expenses in our distribution business to support its sales gains.

Warehouse and administrative expense increased $14.8 million, or 8.2%, from $179.1 million in fiscal 2015 to $193.9 million in fiscal 2016. As a percentage of net sales, warehouse and administrative expense decreased from 10.9% in fiscal 2015 to 10.6% in fiscal 2016. The expense increase was principally in our Pet segment, due primarily to two recent acquisitions and increased administrative and warehouse spending to support growth in our business units, including spending on new facilities and equipment impairment and depreciation amounts on equipment we do not intend to use going forward. The increased expense was partially offset by a $4.9 million decrease in corporate expense. Corporate administrative expense decreased due primarily to a decrease in third party provider costs and lower employee related costs principally related to temporary management vacancies, including our CFO position.
Intangible Asset Impairment
We evaluate long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Additionally, we evaluate indefinite-lived intangible assets on an annual basis. In fiscal 2016, we recognized a non-cash $1.8 million impairment charge in our Pet segment related to an indefinite-lived intangible asset as a result of declining sales and a change in management strategy. No amount remains on our books related to this intangible asset.
In fiscal 2015, we recognized a non-cash $7.3 million impairment charge in our Pet segment related to certain indefinite-lived intangible assets as a result of increased competition and an expected decline in the volume of sales.
Operating Income
Operating income increased $37.9 million in fiscal 2016, or 41.5% to $129.4 million. Increased sales of $178.3 million and a 60 basis point gross margin improvement contributed to the improved operating income, partially offset by a $32.6 million increase in selling, general and administrative costs. Our operating margin improved to 7.1% for fiscal 2016 from 5.5% for fiscal 2015 due primarily to the improved gross margin and lower selling, general and administrative expenses as a percentage of net sales. The Pet and Garden segments and lower corporate expenses all contributed to the increase in operating income.
Pet operating income increased $21.1 million, or 21.4%, to $119.9 million for fiscal 2016 from $98.8 million for fiscal 2015. The increase was due primarily to increased sales partially offset by a lower gross margin and higher selling, general and administrative expenses. Pet operating margin increased to 11.1% for fiscal 2016 from 11.0% for fiscal 2015.
Garden operating income increased $10.2 million, or 16.9%, to $70.3 million for fiscal 2016 from $60.1 million for fiscal 2015 as an improvement in gross margin was partially offset by lower sales and a minor increase in selling, general and administrative expenses. Garden operating margin increased to 9.4% for fiscal 2016 from 8.0% for fiscal 2015 due to the improved gross margin which was only partially offset by higher selling, general and administrative expenses as a percentage of net sales.
Net Interest Expense
Net interest expense increased $2.8 million, or 7.0%, from $39.9 million in fiscal 2015 to $42.7 million in fiscal 2016. In November 2015, we issued $400 million aggregate principal amount of 2023 Notes. We used the net proceeds from the offering, together with available cash, to redeem our outstanding 2018 Notes and pay fees and expenses related to the offering. As a result of our redemption of the 2018 Notes, we recognized incremental interest expense of approximately $14.3 million comprised of an $8.3 million call premium, $2.7 million related to the 30 days of overlapping interest expense and a $3.3 million non-cash charge for the write-off of unamortized financing costs in interest expense. In March 2015, we redeemed $50.0 million of our 2018 Notes. As a result of the $50.0 million redemption, we recognized incremental interest expense of approximately $1.6 million in the second quarter of fiscal 2015.
Non-GAAP interest expense, which excludes the $14.3 million of incremental expense related to the issuance and redemption of our fixed rate debt in fiscal 2016 and the $1.6 million of incremental expense related to the redemption of $50 million of our fixed rate debt in fiscal 2015, decreased $9.9 million due to both the lower interest rate on our 2023 Notes and lower average debt outstanding during fiscal 2016 as a result of the redemption of $50.0 million of our 2018 Notes in March 2015. Debt outstanding on September 24, 2016 was $395.3 million compared to $397.0 million as of September 26, 2015. Our average borrowing rate for fiscal 2016 decreased to 6.3% from 8.1% for fiscal 2015.

Other Income (Expense)
Other income (expense) is comprised of income from investments accounted for under the equity method of accounting, including any associated impairments of equity method investments, foreign currency exchange gains and losses, and realized and unrealized gains and losses from derivative contracts used to economically hedge anticipated commodity purchases for use in our products. Other expense increased $17.0 million from fiscal 2015. During the fourth quarter of fiscal 2016, we recognized a non-cash impairment charge of $16.6 million related to our investment in two joint ventures as a result of changes in marketplace conditions, which impacted the expected cash flows and the recoverability of the investment. The impairment is included within Other income (expense).
Income Taxes
Our effective income tax rate was 34.5% for fiscal 2016 compared to 36.0% for fiscal 2015. The decrease in our effective income tax rate in fiscal 2016 as compared to fiscal 2015 was due primarily to the availability and usage of additional tax credits and incentives in fiscal 2016.

Fiscal 2015 Compared to Fiscal 2014
Net Sales
Net sales for fiscal 2015 increased $46.3 million, or 2.9%, to $1,650.7 million from $1,604.4 million in fiscal 2014. Our branded product sales increased $1,313.7 million, and sales of other manufacturers’ products increased $335.4 million. Branded product sales include products we produce under Central brand names and products we produce under third party brands. Sales of our branded products represented 79.7% of our total sales in fiscal 2015 compared with 0.1% in fiscal 2014. Private label sales represented less than 10% of our consolidated net sales.
The following table indicates each class of similar products which represented approximately 10% or more of our consolidated net sales in the fiscal years presented (in millions):

Category	2015	2014	2013
Other pet products	$594.7	$774.2	$807.4
Garden controls and fertilizer products	286.3	262.5	274.9
Wild bird feed	193.2	202.1	210.8
Other garden supplies	343.5	182.5	183.5
Grass seed	(1)	183.1	177.0
Dog and cat products	233.0	(1)	(1)
Total	$1,650.7	$1,604.4	$1,653.6
(1) The product category was less than 10% of our consolidated net sales in the respective period.
Our Pet segment’s net sales for fiscal 2015 increased $49.0 million, or 5.8%, to $894.5 million from $845.5 million in fiscal 2014. Pet branded product sales increased $678.6 million from fiscal 2014 due principally to a $20.7 million increase in our animal health category due primarily to growth in active ingredient sales and our Envincio acquisition in the prior year. Also, our dog and cat category net sales increased approximately $12.5 million due primarily to our fourth quarter fiscal 2015 IMS acquisition. Collectively, the acquisition of IMS in fiscal 2015 and Envincio in fiscal 2014 contributed $17.3 million of the $25.3 million increase in our Pet branded product sales in fiscal 2015. These increases were partially offset by a $4.6 million price driven decrease in wild bird feed. Sales of other manufacturers’ products increased approximately $215.2 million in fiscal 2015 benefiting from expanded distribution.
Our Garden segment’s net sales for fiscal 2015 decreased $2.7 million, or 0.4%, to $756.2 million from $758.9 million in fiscal 2014. Garden branded product sales decreased $15.0 million due primarily to decreases of $21.0 million in grass seed and $11.1 million in Décor. Grass seed sales declined due primarily to weather related lower volumes and the impact of the strong dollar on export sales. Lower volumes in Décor were due primarily to higher promotional sales in the prior year along with an unfavorable change in product mix due to lost distribution. These declines were partially offset by a $23.8 million increase in our controls and fertilizers category. The increase in controls and fertilizers was primarily volume related and also reflects a $7.0 million charge to sales in the prior year for the impact on sales for two discontinued garden products. Sales of other manufacturers’ products increased approximately $12.3 million compared to fiscal 2014 due primarily to increased distribution to existing customers.
Gross Profit
Gross profit for fiscal 2015 increased $34.0 million, or 7.5%, to $488.1 million from $454.0 million in fiscal 2014. Gross margin increased to 29.6% in fiscal 2015 from 28.3% in fiscal 2014, with improvement in both our Garden and Pet segments. Gross profit for fiscal 2015 increased $17.1 million or 3.6%, from adjusted gross profit of $470.9 million in fiscal 2014, which was impacted by the $16.9 million prior year garden charge. Gross margin for fiscal 2015 increased to 29.6% from the non-GAAP gross margin of 29.2% for fiscal 2014.
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

Selling, General and Administrative
Selling, general and administrative expenses decreased $8.5 million, or 2.1%, from $397.8 million in fiscal 2014 to $389.3 million in fiscal 2015. As a percentage of net sales, selling, general and administrative 2014 decreased from 24.8% in fiscal 2014 to 23.6% in fiscal 2015. Non-GAAP selling, general and administrative expenses, which excludes the gain on the sale of plant assets in fiscal 2014, decreased $13.4 million from fiscal 2014, and the expenses as a percentage of net sales decreased from 25.0% in fiscal 2014. The change in selling, general and administrative expenses, discussed further below, was due primarily to decreased selling and delivery expense. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and information technology functions.
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
Intangible Asset Impairment
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
Operating Income
Operating income increased $35.2 million in fiscal 2015, or 62.7%, to $91.4 million from $56.2 million in fiscal 2014. Increased sales of $46.3 million, a 130 basis point gross margin improvement and an $8.5 million decrease in selling, general and administrative costs all contributed to the increase in operating income. Partially offsetting these improvements was a $7.3 million intangible asset impairment charge. Operating margin was 5.5% for fiscal 2015 and 3.5% for fiscal 2014. Adjusting for the current year intangible asset impairment charge in our Pet segment and for the prior year garden charge and the gain on the sale of plant assets in our Garden segment, non-GAAP operating income increased $30.5 million to $98.7 million in fiscal 2015 from $68.2 million in fiscal 2014. Non-GAAP operating margin improved to 6.0% from 4.2% in fiscal 2014.
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
Garden operating income increased $19.1 million, or 46.6%, to $60.1 million for fiscal 2015 from $41.0 million for fiscal 2014. Garden operating margin increased to 8.0% for fiscal 2015 from 5.4% for fiscal 2014. Adjusting the prior year for the garden charge and the gain on the sale of plant assets, non-GAAP Garden operating income increased $7.1 million from $53.0 million in fiscal 2014 and the operating margin increased from 6.9% to 8.0%. The non-GAAP Garden operating income increase of $7.1 million was due to a decrease in selling, general and administrative expenses, partially offset by lower net sales as adjusted gross margin remained unchanged for both fiscal years.
Net Interest Expense
Net interest expense decreased $2.9 million, or 6.7%, from $42.8 million in fiscal 2014 to $39.9 million in fiscal 2015. The decrease was due to lower interest expense due primarily to lower average debt outstanding during fiscal 2015 primarily as a result of the redemption of $50 million of our 2018 notes in March 2015 partially offset by the related write-off of unamortized deferred financing costs and a call premium of $1.6 million. Debt outstanding on September 26, 2015 was $397.0 million million compared to $445.2 million as of September 27, 2014.

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
During fiscal years 2015 and 2016, commodity costs generally declined, but in past years we have been impacted by volatility in a number of commodities, including grass seed and wild bird feed grains. For example, for most of fiscal 2013, commodity costs increased substantially. In fiscal 2014, while commodity costs declined overall, we were impacted by increases in our grass seed costs. We continue to monitor commodity prices in order to be in a position to take action to mitigate the impact of increasing raw material costs.
Weather and Seasonality
Our sales of lawn and garden products are influenced by weather and climate conditions in the different markets we serve. Additionally, our Garden segment’s business is highly seasonal. In fiscal 2016, approximately 66% of our Garden segment’s net sales and 58% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.
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

Operating Activities
Net cash provided by operating activities increased $64.0 million, from $87.4 million in fiscal 2015 to $151.4 million in fiscal 2016. The increase in cash provided by operating activities was due primarily to an increase in cash flows from working capital accounts, primarily receivables, as compared to fiscal 2015, due to better management of working capital, as well as stronger operating performance.

Net cash provided by operating activities decreased $39.1 million, from $126.5 million of cash used in operating activities in fiscal 2014 to $87.4 million of cash provided by operating activities in fiscal 2015. The decrease in cash provided by operating activities was due primarily to an increased use of cash related to working capital accounts. Increased sales for fiscal 2015 drove an increase in accounts receivable for the current year as compared to the prior year. Inventory levels, excluding the impact of inventory acquired through acquisitions, decreased in 2015, though not to the same extent as in the prior year period. Elevated levels of inventory on-hand at the end of fiscal 2013 were brought down to lower levels by the end of fiscal 2014, which generated a larger amount of cash in that year, compared to the change in inventory levels and cash provided during fiscal 2015. We remain focused on bringing our investment in inventory down over time, while maintaining high fill rates and service levels to our customers.
Investing Activities
Net cash used in investing activities increased $41.3 million from $49.9 million in fiscal 2015 to $91.2 million in fiscal 2016. The increase in cash used in investing activities was due primarily to two acquisitions during the first quarter of fiscal 2016. On September 30, 2015, we acquired Hydro-Organics Wholesale, Inc, an organic fertilizer company, for approximately $7.8 million cash and approximately $2.6 million of estimated contingent future performance-based payments. In December 2015, we purchased the pet bedding business and certain other assets of National Consumer Outdoors Corp., formerly known as Dallas Manufacturing Company ("DMC") for approximately $61 million. Additionally, our capital expenditures increased to approximately $28 million, from $22 million in fiscal 2015, as we improve our existing infrastructure for planned growth and make our manufacturing facilities more efficient.
Net cash used in investing activities increased $14.7 million, from $35.2 million in fiscal 2014 to $49.9 million in fiscal 2015. The increase in cash used in investing activities was due primarily to increased payments made to acquire businesses and investments in joint ventures during fiscal 2015, as well as an increase in capital expenditures during fiscal 2015 related to investments in our facilities. Additionally, there was a decrease in proceeds from the sale of certain property and equipment in fiscal 2014 that did not recur during fiscal 2015.
Financing Activities
Net cash used in financing activities decreased $54.2 million from $68.4 million in fiscal 2015 to $14.2 million in fiscal 2016. The decrease in cash used was due primarily to our redemption of $50 million aggregate principal of our 2018 Notes during the prior year period at 102.063%, as well as increased purchases of our common stock in fiscal 2015 compared tofiscal 2016. These uses of cash were partially offset by the payment of financing costs associated with the issuance of our 2023 Notes, subsequent redemption of our 2018 Notes and amendment of our asset backed loan facility during fiscal 2016.
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
We believe that cash flows from operating activities, funds available under our asset backed loan facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $40 million to $45 million over the next 12 months.
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
Free Cash Flow - Non-GAAP Financial Measure
We have provided a comparison of our free cash flow, which can be used as a measure of liquidity and our operating performance. We define free cash flow as net cash provided by operations less capital expenditures. Free cash flow does not represent cash available only for discretionary expenditures, since we have mandatory debt service requirements and other contractual and non-discretionary expenditures (in thousands).

	2016	2015	2014
Net cash provided by operations	$151,426	$87,449	$126,467
Less: capital expenditures	(27,622)	(22,030)	(17,173)
Free cash flow	$123,804	$65,419	$109,294
Free cash flow as a percentage of net sales	6.8%	4.0%	6.8%
Free cash flow as a percentage of net sales increased in fiscal 2016, primarily due to better working capital management and stronger operating performance. Free cash flow as a percentage of net sales decreased in fiscal 2015, primarily due to an increase in working capital requirements due to increased sales and the inventory related to our acquisition of IMS. For fiscal 2014, the $109 million of free cash flow included a $66 million reduction in inventory.
Stock Repurchases
During fiscal 2016, we did not repurchase our common stock. In fiscal 2011, our Board of Directors authorized a $100 million share repurchase program, under which approximately $35.0 million remains available for repurchases in fiscal 2017 and thereafter.
Total Debt
At September 24, 2016, our total debt outstanding was $395.3 million versus $397.0 million at September 26, 2015.
Senior Notes and Redemption of Senior Subordinated Notes
In November 2015, we issued $400 million aggregate principal amount of 6.125% senior notes due November 2023. In December 2015, we used the net proceeds from the offering, together with available cash, to redeem our $400 million aggregate principal amount of 8.25% senior subordinated notes due March 1, 2018 at a price of 102.063% of the principal amount and to pay fees and expenses related to the offering.
We incurred approximately $6.3 million of debt issuance costs in conjunction with these transactions, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs will be amortized over the term of the 2023 Notes.
As a result of our redemption of the 2018 Notes, we incurred a call premium payment of $8.3 million, overlapping interest expense for 30 days of approximately $2.7 million and a $3.3 million non-cash charge for the write off of unamortized deferred financing costs and discount related to the 2018 Notes. These amounts are included in interest expense in the consolidated statements of operations.
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
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all covenants as of September 24, 2016.
Asset-Based Loan Facility Amendment
In April 2016, we entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if we exercise the accordion feature set forth therein (collectively, the “Amended Credit Facility”). The Amended Credit Facility matures on April 22, 2021. We may borrow, repay and reborrow amounts under the Amended Credit Facility until its maturity date, at which time all amounts outstanding under the Amended Credit Facility must be repaid in full. As of September 24, 2016, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $2.5 million outstanding as of September 24, 2016.
The Amended Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of September 24, 2016, the borrowing base and remaining borrowing availability was $318.2 million. Borrowings under the Amended Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.0%), plus, in either case, an applicable margin based on our consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25% - 1.5% and was 1.25% as of September 24, 2016, and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.5% and was 0.25% as of September 24, 2016. As of September 24, 2016, the applicable interest rate related to Base Rate borrowings was 3.75%, and the applicable interest rate related to LIBOR-based borrowings was 1.78%.
We incurred approximately $1.2 million of debt issuance costs in conjunction with this transaction, which included underwriter fees, legal and accounting expenses. The debt issuance costs will be amortized over the term of the Amended Credit Facility.
The Amended Credit Facility contains customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00 :1.00 upon reaching certain borrowing levels. The Amended Credit Facility is secured by substantially all of our assets. We were in compliance with all financial covenants under the Amended Credit Facility during the period ended September 24, 2016.

Contractual Obligations
The table below presents our significant contractual cash obligations by fiscal year:

Contractual Obligations	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total
	(in millions)
Long-term debt, including current maturities (1)	$0.5	$0.3	$—	$0.1	$—	$400.0	$400.9
Interest payment obligations (2)	24.5	24.5	24.5	24.5	24.5	52.1	174.6
Operating leases	23.8	17.3	14.8	12.7	8.4	29.3	106.3
Purchase commitments (3)	104.6	37.3	20.5	14.1	6.7	0.6	183.8
Performance-based payments (4)	—	—	—	—	—	—	—
Total	$153.4	$79.4	$59.8	$51.4	$39.6	$482.0	$865.6

(1)
Excludes $2.5 million of outstanding letters of credit related to normal business transactions. Excludes the unamortized portion of deferred financing costs associated with the 2023 Notes of $5.6 million as of September 24, 2016, which is amortizable until November 2023 and is included in the carrying value of long-term debt. See Note 10 to the consolidated financial statements for further discussion of long-term debt.

(2)	Estimated interest payments to be made on our 2023 Notes. See Note 10 to the consolidated financial statements for description of interest rate terms.

(3)	Contracts for purchases of grains, grass seed and pet food ingredients, used primarily to mitigate risk associated with increases in market prices and commodity availability.

(4)
Possible performance-based payments associated with prior acquisitions of businesses are not included in the above table, because they are based on future performance of the businesses acquired, which is not yet known. Performance-based payments of approximately $2.0 million were made in 2016 related to B2E, acquired in fiscal 2013 and Hydro-Organics Wholesale, Inc., acquired in fiscal 2016. Potential performance-based periods extend through 2020 for B2E and 2025 for Hydro-Organics Wholesale, Inc. Payments are capped at $1.0 million per year related to Hydro-Organics Wholesale, Inc.

As of September 24, 2016, we had unrecognized tax benefits of $0.2 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

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
Recent Accounting Pronouncements
Refer to the discussion under Part II, Item 8, Notes to Consolidated Financial Statements, Note 1 - Organization and Significant Accounting Policies for a summary of recent accounting pronouncements.
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
Allowance for Doubtful Accounts
We record an allowance for credit losses and disputed balances associated with our customers’ failure to make required payments. Our allowance also includes amounts estimated for customer returns and deductions. We estimate our allowance based on specific identification, historical experience, customer concentrations, customer credit-worthiness and current economic trends. Generally, we require no collateral from our customers. If the financial condition of our customers were to deteriorate, we were not able to demonstrate the validity of amounts due or future default rates on trade receivables in general were to differ from those currently anticipated, additional allowances could be required, which would affect earnings in the period the adjustments are made. For more information, see Note 5 to our consolidated financial statements.
Inventory
Inventory, which primarily consists of lawn and garden products, pet supplies, raw materials and finished goods, is stated at the lower of first-in first-out (“FIFO”) cost or market. Cost includes certain indirect purchasing, merchandise handling and storage costs incurred to acquire or manufacture inventory, costs to unload, process and put away shipments received to prepare them to be picked for orders, and certain overhead costs. We compute the amount of such costs capitalized to inventory based on an estimate of costs related to the procurement and processing of inventory to prepare it for sale compared to total product purchases. When necessary, we have reduced the carrying value of our inventory if market conditions indicate that we will not recover the carrying cost upon sale. Future adverse changes in market conditions related to our products could result in an additional charge to income in the period in which such conditions occur.
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
We test goodwill for impairment annually (on the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. If it is determined that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the two-step test is performed to identify potential goodwill impairment. Based on certain circumstances, we may elect to bypass the qualitative assessment and proceed directly to performing the first step of the two-step goodwill impairment test, which compares the fair value of our reporting units to their related carrying values, including goodwill. If the fair value of the reporting unit is less than its carrying value, we perform an additional step to determine the implied fair value of goodwill associated with that reporting unit. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and, accordingly,we recognize such impairment. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its two reporting units to the Company’s total market capitalization.
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
Our goodwill is associated with one of the reporting units within our Pet segment and one of the reporting units within our Garden segment.
In connection with our annual goodwill impairment testing performed during fiscal 2016, we made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of its reporting units under the two-step goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment and it was determined that it was more likely than not the fair values of our reporting units were greater than their carrying amounts, and accordingly, no further testing of goodwill was required.
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
During fiscal 2016, 2015 and 2014, we performed evaluations of the fair value of our indefinite-lived trade names and trademarks. Our expected revenues were based on our future operating plan and market growth or decline estimates for future years. In fiscal 2016, we recognized a $1.8 million non-cash impairment charge related to certain indefinite-lived intangible assets as a result of a decline in the volume of sales. In fiscal 2015, we recognized a $7.3 million non-cash impairment charge related to certain indefinite-lived intangible assets as a result of increased competition in the marketplace and an expected decline in the volume of sales. No impairment was indicated during our fiscal 2014 analysis of our indefinite-lived trade names and trademarks.
Long-Lived Assets
We review our long-lived assets, including amortizable intangibles and property, plant and equipment, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized for amortizable intangible assets and property, plant and equipment when estimated undiscounted future cash flows expected to result from use of the asset are less than its carrying amount. Management determines fair value by estimating future cash flows as a result of forecasting sales and costs. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. No factors indicating the carrying value of our tangible long-lived assets may not be recoverable were present in fiscal 2016, fiscal 2015 and fiscal 2014, respectively, and accordingly, no impairment testing was performed on these assets. However, due to changes in our operations and related plans for future SAP implementations, we determined that certain software costs previously incurred had no future value and accordingly, a charge of $5.9 million was recorded in the fourth quarter of fiscal 2014. Should market conditions or the assumptions used by us in determining the fair value of assets change, or management change plans regarding the future usage of certain assets, additional charges to operations may be required in the period in which such conditions occur.
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
Interest Rate Risk. The interest payable on our Credit Facility is based on variable interest rates and therefore affected by changes in market interest rates. We had no variable rate debt outstanding as of September 24, 2016 under our Credit Facility. If interest rates on our average variable rate debt outstanding during fiscal 2016 had changed by 100 basis points compared to actual rates, interest expense would have increased or decreased by approximately $0.4 million. In addition, we have investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates.
Commodity Prices. We are exposed to fluctuations in market prices for grains, grass seed, chemicals, fertilizer ingredients and pet food ingredients. To mitigate risk associated with increases in market prices and commodity availability, we enter into contracts for purchases, primarily to ensure commodity availability to us in the future. As of September 24, 2016, we had entered into fixed purchase commitments for commodities totaling approximately $183.8 million. A 10% change in the market price for these commodities would result in an additional pretax gain or loss of $18.4 million as the related inventory containing those inputs is sold.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of September 24, 2016.
(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2016. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(c) Management’s Report on Internal Control Over Financial Reporting. A copy of our management’s report and the report of Deloitte & Touche LLP, our independent registered public accounting firm, are included in our Financial Statements and Supplementary Data beginning on page F-1.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a code of ethics that applies to all of our executive officers and directors, a copy of which is available on our website at www.central.com/about/values-ethics/.
The remaining information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders under the captions “Election of Directors,” “Further Information Concerning the Board of Directors – Committees of the Board”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.” See also Item 1 – Business above.
Item 11. Executive Compensation
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders under the captions “Executive Compensation” and “Further Information Concerning the Board of Directors – Compensation Committee Interlocks and Insider Participation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders under the captions “Ownership of Management and Principal Stockholders” and Executive Compensation – “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders under the captions “Further Information Concerning the Board of Directors – Board Independence” and “Transactions with the Company.”

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm.”
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(i)	Consolidated Financial Statements of Central Garden & Pet Company are attached to this Form 10-K beginning on page F-1:
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
Date: December 1, 2016

CENTRAL GARDEN & PET COMPANY

By	/s/ George C. Roeth
George C. Roeth
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ George C. Roeth	Director, Chief Executive Officer and President (Principal Executive Officer)	December 1, 2016
George C. Roeth

/s/ Howard A. Machek	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	December 1, 2016
Howard A. Machek

/s/ William E. Brown	Chairman	December 1, 2016
William E. Brown

/s/ John B. Balousek	Director	December 1, 2016
John B. Balousek

/s/ David N. Chichester	Director	December 1, 2016
David N. Chichester

/s/ Thomas J. Colligan	Director	December 1, 2016
Thomas J. Colligan

/s/ Brooks M. Pennington, III	Director	December 1, 2016
Brooks M. Pennington, III

/s/ Alfred A. Piergallini	Director	December 1, 2016
Alfred A. Piergallini

/s/ John R. Ranelli	Director	December 1, 2016
John R. Ranelli

/s/ Mary Beth Springer	Director	December 1, 2016
Mary Beth Springer

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Central Garden & Pet Company’s management, under the supervision of Central’s Chief Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of Central’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. The scope of management's assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations except for the operations of Dallas Manufacturing Company ("DMC"), which we acquired on December 1, 2105. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. DMC constituted six percent of the total assets and four percent of total net sales of the consolidated financial statements of the Company as of and for the fiscal year ending September 24, 2016.
Based on evaluation of the criteria set forth by COSO in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of September 24, 2016.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Central Garden & Pet Company
Walnut Creek, California:

We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company”) as of September 24, 2016 and September 26, 2015, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three fiscal years ended September 24, 2016. We also have audited the Company’s internal control over financial reporting as of September 24, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in “Management’s Report on Internal Control over Financial Reporting”, management excluded from its assessment the internal control over financial reporting at Dallas Manufacturing Company (“DMC”), which was acquired on December 1, 2015, and whose financial statements constitute six percent of total assets and four percent of net sales of the consolidated financial statement amounts as of and for the year ended September 24, 2016. Accordingly, our audit did not include the internal control over financial reporting at DMC. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Garden & Pet Company and subsidiaries as of September 24, 2016 and September 26, 2015, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 24, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 24, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
December 1, 2016

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED BALANCE SHEETS

	September 24, 2016	September 26, 2015
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$92,982	$47,584
Restricted cash	10,910	13,157
Accounts receivable, net	201,151	207,402
Inventories	362,004	335,946
Prepaid expenses, deferred income taxes and other	47,759	49,731
Total current assets	714,806	653,820
Plant, property and equipment, net	158,224	162,809
Goodwill	231,385	209,089
Other intangible assets, net	95,865	75,460
Other assets	11,913	30,419
Total	$1,212,193	$1,131,597
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$102,413	$88,889
Accrued expenses	99,343	87,724
Current portion of long-term debt	463	291
Total current liabilities	202,219	176,904
Long-term debt	394,806	396,691
Deferred income taxes and other long-term obligations	60,581	51,622
Commitments and contingencies (Note 11)
Equity:
Common stock	120	119
Class A common stock	374	364
Class B stock	16	16
Additional paid-in capital	393,297	388,636
Retained earnings	160,501	115,987
Accumulated other comprehensive income (loss)	(1,294)	164
Total Central Garden & Pet shareholders’ equity	553,014	505,286
Noncontrolling interest	1,573	1,094
Total equity	554,587	506,380
Total	$1,212,193	$1,131,597
See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 24, 2016	September 26, 2015	September 27, 2014
	(in thousands, except per share amounts)
Net sales	$1,829,017	$1,650,737	$1,604,357
Cost of goods sold and occupancy	1,275,967	1,162,685	1,150,333
Gross profit	553,050	488,052	454,024
Selling, general and administrative expenses	421,864	389,345	397,811
Intangible asset impairment	1,828	7,272	—
Operating income	129,358	91,435	56,213
Interest expense	(42,847)	(40,027)	(42,844)
Interest income	140	129	94
Other income (expense)	(17,013)	13	403
Income before income taxes and noncontrolling interest	69,638	51,550	13,866
Income tax expense	24,053	18,535	4,045
Net income including noncontrolling interest	45,585	33,015	9,821
Net income attributable to noncontrolling interest	1,071	1,044	1,017
Net income attributable to Central Garden & Pet Company	$44,514	$31,971	$8,804
Net income per share attributable to Central Garden & Pet Company:
Basic	$0.91	$0.66	$0.18
Diluted	$0.87	$0.64	$0.18
Weighted average shares used in the computation of net income per share:
Basic	48,964	48,562	48,880
Diluted	51,075	49,638	49,397

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Fiscal Year Ended
	September 24, 2016	September 26, 2015	September 27, 2014
Net income	$45,585	$33,015	$9,821
Other comprehensive income (loss):
Foreign currency translation	(1,458)	(1,078)	(200)
Unrealized loss on securities	—	(10)	(10)
Reclassification of loss on available for sale securities to net income	—	20	—
Total comprehensive income	44,127	31,947	9,611
Comprehensive income attributable to noncontrolling interests	1,071	1,044	1,017
Comprehensive income attributable to Central Garden & Pet Company	$43,056	$30,903	$8,594

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

	Central Garden & Pet Company
	Common Stock		Class A Common Stock		Class B Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 28, 2013	12,246,751	$122	35,291,001	$353	1,652,262	$16	$389,153	$77,592	$1,442	$468,678	$1,346	$470,024
Amortization of share-based awards	—	—	—	—	—	—	4,572	—	—	4,572	—	4,572
Tax deficiency on exercise of stock options, net of tax benefit	—	—	—	—	—	—	(1,973)	—	—	(1,973)	—	(1,973)
Restricted share activity	190,556	2	1,232,105	12			3,446			3,460		3,460
Issuance of common stock	—	—	364,505	4	—	—	1,390	—	—	1,394	—	1,394
Repurchase of common stock	—	—	(300)	—	—	—	(2)	—	—	(2)	—	(2)
Distribution to noncontrolling interest											(633)	(633)
Other comprehensive loss	—	—	—	—	—	—	—	—	(210)	(210)	—	(210)
Net loss	—	—	—	—	—	—	—	8,804	—	8,804	1,017	9,821
Balance, September 27, 2014	12,437,307	124	36,887,311	369	1,652,262	16	396,586	86,396	1,232	484,723	1,730	486,453
Amortization of share-based awards	—	—	—	—	—	—	6,378	—	—	6,378	—	6,378
Tax deficiency on exercise of stock options, net of tax benefit	—	—	—	—	—	—	(358)	—	—	(358)	—	(358)
Restricted share activity	(12,073)	—	156,477	2	—	—	(1,233)			(1,231)		(1,231)
Issuance of common stock	641	—	536,827	5	—	—	(10)	—	—	(5)	—	(5)
Repurchase of common stock	(517,558)	(5)	(1,118,316)	(12)	—	—	(12,727)	(2,380)	—	(15,124)	—	(15,124)
Distribution to noncontrolling interest											(1,680)	(1,680)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,068)	(1,068)	—	(1,068)
Net income	—	—	—	—	—	—	—	31,971	—	31,971	1,044	33,015
Balance, September 26, 2015	11,908,317	119	36,462,299	364	1,652,262	16	388,636	115,987	164	505,286	1,094	506,380
Amortization of share-based awards	—	—	—	—	—	—	6,552	—	—	6,552	—	6,552
Tax benefit on exercise of stock options, net of tax deficiency	—	—	—	—	—	—	6,865	—	—	6,865	—	6,865
Restricted share activity		—	202,916	2	—	—	(1,341)	—	—	(1,339)	—	(1,339)
Issuance of common stock	90,155	1	753,357	8	—	—	(7,415)	—	—	(7,406)	—	(7,406)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(592)	(592)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,458)	(1,458)	—	(1,458)
Net income	—	—	—	—	—	—	—	44,514	—	44,514	1,071	45,585
Balance, September 24, 2016	11,998,472	$120	37,418,572	$374	1,652,262	$16	$393,297	$160,501	$(1,294)	$553,014	$1,573	$554,587
See notes to consolidated financial statements

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 24, 2016	September 26, 2015	September 27, 2014
	(in thousands)
Cash flows from operating activities:
Net income	$45,585	$33,015	$9,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,001	33,703	35,781
Amortization of deferred financing costs	1,504	1,996	2,107
Stock-based compensation	8,356	8,315	7,678
Excess tax benefits from stock-based awards	(6,869)	(2,154)	(498)
Deferred income taxes	3,189	15,566	5,548
Gain on sale of property and equipment	(2,544)	—	(4,875)
Loss on disposal of property, plant and equipment	1,163	702	1,063
Write-off of deferred financing costs	3,337	537	1,731
Asset impairments	19,367	7,272	5,870
Other	987	(69)	249
Changes in assets and liabilities (excluding businesses acquired):
Receivables	27,444	(9,093)	2,655
Inventories	(6,519)	4,403	69,698
Prepaid expenses and other assets	6,901	(4,325)	(176)
Accounts payable	(2,793)	(4,757)	(16,321)
Accrued expenses	11,234	1,485	8,442
Other long-term obligations	1,083	853	(2,306)
Net cash provided by operating activities	151,426	87,449	126,467
Cash flows from investing activities:
Additions to property, plant and equipment	(27,622)	(22,030)	(17,173)
Businesses acquired, net of cash acquired, and investments in joint ventures	(69,001)	(38,384)	(20,282)
Proceeds from disposals of real property	3,911	—	8,737
Change in restricted cash and cash equivalents.	2,247	1,126	(14,283)
Proceeds from short-term investments.	—	9,997	17,820
Investment in short-term investments	—	(17)	(10,000)
Other investing activities	(730)	(546)	—
Net cash used in investing activities	(91,195)	(49,854)	(35,181)
Cash flows from financing activities:
Repayments on revolving line of credit	(419,000)	(312,000)	(301,000)
Borrowings on revolving line of credit	419,000	312,000	278,000
Repayments of long-term debt	(400,307)	(50,289)	(367)
Issuance of long-term debt	400,000	—	—
Proceeds from issuance of common stock	324	200	1,165
Excess tax benefits from stock-based awards	6,869	2,154	498
Repurchase of common stock, including shares surrendered for tax withholding	(10,873)	(18,497)	(2,332)
Payments of contingent consideration	(2,026)	—	—
Distribution to noncontrolling interest	(592)	(1,680)	(633)
Payment of financing costs	(7,560)	(258)	(3,090)
Net cash used by financing activities	(14,165)	(68,370)	(27,759)
Effect of exchange rate changes on cash and equivalents	(668)	(317)	(7)
Net increase (decrease) in cash and cash equivalents	45,398	(31,092)	63,520
Cash and cash equivalents at beginning of year	47,584	78,676	15,156
Cash and cash equivalents at end of year	$92,982	$47,584	$78,676
Supplemental information:
Cash paid for interest	$32,995	$39,855	$41,549
Cash paid for income taxes – net of refunds	10,399	3,192	826
Non-cash investing and financing activities:
Capital expenditures incurred but not paid	2,743	2,087	238
Liability for contingent performance based payments	2,590	(101)	249
Restricted share stock bonus	—	—	4,086
See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended September 24, 2016,
September 26, 2015, and September 27, 2014
1. Organization and Significant Accounting Policies
Organization – Central Garden & Pet Company (“Central”), a Delaware corporation, and subsidiaries (the “Company”), is a leading marketer and producer of quality branded products and distributor of third party products in the pet and lawn and garden supplies markets.
Basis of Consolidation and Presentation – The consolidated financial statements include the accounts of Central and all majority-owned subsidiaries. All intercompany balances and transactions have been eliminated. The fiscal years ended September 24, 2016, September 26, 2015 and September 27, 2014 each included 52 weeks.
Noncontrolling Interest – Noncontrolling interest in the Company’s consolidated financial statements represents the 20% interest not owned by the Company in a consolidated subsidiary. Since the Company controls this subsidiary, its financial statements are consolidated with those of the Company, and the noncontrolling owner’s 20% share of the subsidiary’s net assets and results of operations is deducted and reported as noncontrolling interest on the consolidated balance sheets and as net income attributable to noncontrolling interest in the consolidated statements of operations.
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
Revenue Recognition – Sales are recognized when merchandise is shipped, risk of loss and title passes to the customer and the Company has no further obligations to provide services related to such merchandise. Discounts, volume-based rebate incentives and most cooperative advertising amounts are recorded as a reduction of sales. The Company’s practice on product returns is to accept and credit the return of unopened cases of products from customers where the quantity is small, where the product has been mis-shipped or the product is defective. Provisions are made for estimated sales returns which are deducted from net sales at the time of shipment. Sales also include shipping and handling costs billed directly to customers. The amount billed to customers for shipping and handling costs included in net sales for the fiscal years ended September 24, 2016, September 26, 2015 and September 27, 2014 was $3.8 million, $5.4 million and $8.0 million, respectively.
Cost of goods sold and occupancy consists of cost of product, inbound freight charges, purchasing and receiving costs, certain indirect purchasing, merchandise handling and storage costs, internal transfer costs as well as allocations of overhead costs, including depreciation, related to the Company’s facilities. Cost of goods sold excludes substantially all shipping and handling and out-bound freight costs to customers, which are included in selling, general and administrative expenses as delivery expenses. The cost of shipping and handling, including internal costs and payments to third parties, included in delivery expenses within selling, general and administrative expenses for the fiscal years ended September 24, 2016, September 26, 2015 and September 27, 2014 was $48.9 million, $44.4 million and $45.6 million, respectively.
Advertising Costs – The Company expenses the costs of advertising as incurred. Advertising expenses were $30.0 million, $25.0 million and $30.9 million in fiscal 2016, 2015 and 2014, respectively.
401(k) Plans – The Company sponsors several 401(k) plans which cover substantially all employees. The Company’s matching contributions expensed under these plans were $1.7 million for fiscal 2016, $1.9 million for fiscal 2015 and $1.9 million for fiscal 2014. In fiscal 2016, 2015 and 2014, the Company’s matching contributions made in the Company’s Class A common stock resulted in the issuance of approximately 99,000, 195,000 and 245,000 shares, respectively.
Other income (expense) consists principally of earnings from equity method investments and foreign exchange gains and losses.
Income taxes are accounted for under the asset and liability method. Deferred income taxes result primarily from bad debt allowances, inventory and goodwill write-downs, amortization and depreciation. The Company establishes a valuation allowance for deferred tax assets when management believes it is more likely than not a deferred tax asset will not be realized.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of fiscal year-end 2016 and 2015, the Company had valuation allowances related to various state and foreign net deferred tax assets of $6.6 million and $6.2 million, respectively.
U.S. income taxes have not been provided on undistributed earnings (approximately $3.0 million at September 24, 2016) of our foreign subsidiary since all such earnings are considered indefinitely reinvested overseas. The potential deferred tax liability associated with these earnings, net of foreign tax credits associated with the earnings, is approximately $0.5 million.
Cash and cash equivalents include cash and all highly liquid instruments with a maturity of three months or less at the date of purchase.
Restricted cash and cash equivalents include cash and highly liquid instruments that are used as collateral for stand–alone letter of credit agreements.
Short-term investments include investments with original maturities greater than three months and remaining maturities of one year or less. The Company had no short-term investments as of September 24, 2016.
Accounts receivable are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although a finance charge may be applied to such receivables that are past due.
Allowance for doubtful accounts – Trade accounts receivable are regularly evaluated for collectability based on past credit history with customers, their expected returns and deductions and their current financial condition.
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
Land, buildings, improvements and equipment are stated at cost. Depreciation is computed by the straight-line method over thirty years for buildings. Improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the terms of the related leases. Depreciation on equipment and capitalized software is computed by the straight-line and accelerated methods over the estimated useful lives of three to 10 years.
Long-Lived Assets – The Company reviews its long-lived assets, including amortizable and indefinite-lived intangible assets and property, plant and equipment, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, and annually for indefinite-lived intangible assets. An impairment loss would be recognized for amortizable intangible assets and property, plant and equipment when estimated undiscounted future cash flows expected to result from the use of the asset are less than its carrying amount. An impairment loss would be recognized for an intangible asset with an indefinite useful life if its carrying value exceeds its fair value. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. In fiscal 2016, the Company recognized non-cash asset impairment charges of approximately $1.8 million related to certain indefinite-lived intangible assets due to changes in the Company's operational strategy and declining volume of sales. In fiscal 2015, the Company recognized a non-cash $7.3 million impairment charge to certain indefinite-lived intangible assets as a result of increased competition in the marketplace and declining volume of sales. Due to the changes in the Company’s operations and related plans for future SAP implementations, the Company determined that certain software costs previously capitalized had no future value, and accordingly, wrote off capitalized costs of $5.9 million in fiscal 2014. Should market conditions or the assumptions used by the Company in determining the fair value of assets change, or management changes plans regarding the future use of certain assets, additional charges to operations may be required in the period in which such conditions occur. See Note 9 – Other Intangible Assets.
Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Identifiable intangible assets acquired in business combinations are recorded based on their fair values at the date of acquisition. Goodwill is not subject to amortization but must be evaluated for impairment annually. The Company tests for goodwill impairment annually or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See Note 8– Goodwill.
Investments – The Company owns membership interests approximating 50% in four unconsolidated companies. The Company accounts for its interest in these entities using the equity method. Equity income of $0.4 million in fiscal 2016, $0.4 million in fiscal 2015 and $0.6 million in fiscal 2014 is included in other income (expense) in the consolidated statements of

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations. The Company’s investment in these entities was $0.5 million at September 24, 2016 and $16.5 million at September 26, 2015. On a combined basis, the assets, liabilities, revenues and expenses of these entities are not significant. During the fourth quarter of fiscal 2016, the Company determined that its equity method investments in two unconsolidated companies were impaired as a result of changes in marketplace conditions, which impacted the expected cash flows and the recoverability of the investment. Accordingly, the Company recorded a non cash charge of approximately $16.6 million to bring the carrying value of these investments to zero. The impairment charge is included in Other income (expense) in the Company's consolidated statements of operations. See Note 3 - Acquisitions.
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
Fair Value of Financial Instruments – At September 24, 2016 and September 26, 2015, the carrying amount of cash and cash equivalents, short term investments, accounts receivable and payable, short term borrowings and accrued liabilities approximates fair value because of the short term nature of these instruments. The estimated fair value of the Company’s senior subordinated notes is based on quoted market prices for these instruments. See Note 2 - Fair Value Measurements for further information regarding the fair value of the Company’s financial instruments.
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
As of September 24, 2016 and September 26, 2015, the Company had no outstanding derivative instruments.
Stock-Based Compensation – Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is expensed ratably over the service period of the award. Total compensation costs recognized under all share-based arrangements in fiscal 2016 was $8.4 million ($5.3 million after tax), fiscal 2015 was $8.3 million ($5.3 million after tax), and fiscal 2014 was $7.7 million ($4.9 million after tax). See Note 13 - Stock-Based Compensation for further information.
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
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In May 2016, the FASB issued ASU No. 2016-12 (ASU 2016-12), Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 is intended to clarify two aspects of Topic 606: first, assessing the collectability criterion, options for the presentation of sales and similar taxes, non cash consideration, transition contract modifications, transition contract completion and secondly, technical corrections.
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the statement of cash flows. ASU 2016-09 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, or the Company's first quarter of fiscal 2018. Early adoption is permitted. The Company is currently evaluating the requirements of ASU 2016-09 and has not yet determined the impact on its consolidated financial statements.
Consolidation
In February 2015, the FASB issued ASU 2015-02 (ASU 2015-02), Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years that begin after December 15, 2015, or the Company’s first quarter of fiscal 2017. The Company is currently evaluating the requirements of ASU 2015-02 and does not believe the adoption will have a material impact on its consolidated financial statements.
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
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15) . The ASU provides additional clarification guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2016-15 will have on its consolidated financial statements.
Change in Accounting Principle
Prior to the adoption of ASU 2015-03, the Company recorded issuance costs associated with its long-term debt as a long-term asset on its consolidated balance sheet. The guidance in ASU 2015-03 requires the Company to present debt issuance costs in the consolidated balance sheet as a direct deduction from the carrying amount of the related debt liability. Changes in accounting principles are to be reported through retrospective application of the new principle to all prior financial statement periods presented. Accordingly, the consolidated balance sheets have been adjusted to reflect the effects of reclassifying debt issuance costs from long-term assets to a direct deduction from the carrying amount of the related debt liability as follows (in thousands).

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 24, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (a)	$—	$—	$5,113	$5,113
Total liabilities	$—	$—	$5,113	$5,113
The following table presents our financial assets and liabilities at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 26, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (a)	$—	$—	$3,625	$3,625
Total liabilities	$—	$—	$3,625	$3,625

(a)
The liability for contingent consideration relates to an earn-out for B2E, acquired in December 2012 and future performance-based contingent payments for Hydro-Organics Wholesale, Inc., acquired in October 2015. The fair value of the estimated contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity. This is presented as part of long-term liabilities in the Company's consolidated balance sheets.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of changes in fair value of the Company's Level 3 financial instruments for the years ended September 24, 2016 and September 26, 2015 (in thousands):

Amount
Balance as of September 26, 2015	$3,625
Estimated contingent performance-based consideration established at the time of acquisition	2,590
Changes in the fair value of contingent performance-based payments	924
Performance-based payments made	(2,026)
Balance as of September 24, 2016	$5,113
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets using discounted cash flows with Level 3 inputs in the fair value hierarchy. During the fiscal year ended September 24, 2016, the carrying value of $1.8 million of indefinite-lived intangible assets was written down to its estimated fair value, resulting in impairment charges of $1.8 million, which were included in earnings for the period. See Note 9– Other Intangible Assets.
During the fiscal year ended September 26, 2015, the carrying values of $22.3 million of indefinite-lived intangible assets were written down to their estimated fair value of $15 million, resulting in an impairment charge of $7.3 million, which was included in earnings for the period. See Note 9 – Other Intangible Assets.
Fair Value of Other Financial Instruments
In November 2015, the Company issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”). The estimated fair value of the Company’s 2023 Notes as of September 24, 2016 was $430.3 million, compared to a carrying value of $394.4 million. The estimated fair value is based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.
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

3. Acquisitions and Investments in Joint Ventures
Fiscal 2016
Hydro-Organics Wholesale Inc.
On September 30, 2015, the Company purchased Hydro-Organics Wholesale, Inc., an organic fertilizer business, for approximately $7.8 million cash and approximately $2.6 million of estimated contingent future performance-based payments. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $10.7 million, of which $5.2 million was allocated to identified intangible assets and $5.5 million is included in goodwill in the Company’s condensed consolidated balance sheet as of September 24, 2016. Financial results for Hydro-Organics Wholesale Inc. have been included in the results of operations within the Garden segment since the date of acquisition.
DMC
On December 1, 2015, the Company purchased the pet bedding business and certain other assets of National Consumers Outdoors Corp., formerly known as Dallas Manufacturing Company (“DMC”), for approximately $61 million. During the

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fourth quarter of fiscal 2016, the Company finalized the allocation of the purchase price to the fair value of the net tangible and intangible assets acquired. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $33.8 million, of which $18.7 million was allocated to identified intangible assets and $15.1 million is included in goodwill in the Company’s condensed consolidated balance sheet as of September 24, 2016. Financial results for DMC have been included in the results of operations within the Pet segment since the date of acquisition. The following table summarizes the preliminary recording of fair values of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments:

In thousands	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as Adjusted)
Current assets, net of cash and cash equivalents acquired	$41,170	$156	$41,326
Fixed assets	521	17	538
Goodwill	—	15,058	15,058
Other assets	33,810	(33,790)	20
Other intangible assets, net	—	18,700	18,700
Current liabilities	(14,586)	(40)	(14,626)
Net assets acquired, less cash and cash equivalents	$60,915	$101	$61,016
(1) As previously reported in the Company's Form 10-Q for the periods ended December 26, 2016, March 26, 2016 and June 25, 2016
The acquisitions of IMS Trading Corp, Hydro-Organics Wholesale Inc. and DMC were not considered individually or collectively material to the Company's overall consolidated financial statements during the periods presented. The following unaudited pro forma information presents the combined net sales as if the acquisitions of IMS Trading Corp and DMC had occurred at the beginning of fiscal 2015. The pre-acquisition net sales of DMC and IMS Trading Corp have been added to the Company's historical results. The following pro forma net sales information has been prepared for comparative purposes only and is not necessarily indicative of the net sales of the Company as they would have been had the acquisitions occurred on the assumed dates, nor are they necessarily an indication of future net sales.

	In thousands (unaudited)
	Fiscal Year Ended
	September 24, 2016	September 26, 2015
Pro forma net sales	$1,856,691	$1,815,997
The impact of DMC and IMS on pro forma operating income for fiscal 2015 was not material. The impact of IMS and DMC on the Company's operating income in fiscal 2016 was $10.6 million. The financial results of Hydro-Organics Wholesale, Inc are not material to the Company's consolidated operating results.

Fiscal 2015
Purishield LLC and Ceregenin LLC
On December 30, 2014, the Company invested $16 million in cash for a 50% interest in two newly formed entities. The two entities own rights to commercialize products which incorporate features covered by certain patents, technology and associated intellectual property rights in the fields of animal health and pesticide applications. The investment is being accounted for under the equity method of accounting.
During the fourth quarter of fiscal 2016, the Company determined that its equity method investments in these two entities were impaired as a result of changes in marketplace conditions, which impacted the time line of the expected cash flows and the recoverability of the investment. Accordingly, the Company recorded a non-cash charge of approximately $16.6 million, included in Other income (expense) in the consolidated statements of operations, to bring the carrying value of these investments to zero.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IMS Trading Corp
On July 31, 2015, the Company purchased substantially all of the assets of IMS Trading Corp. for approximately $23.2 million. IMS Trading Corp was a manufacturer, importer and distributor of rawhide, natural dog treats and pet products throughout the United States and internationally. The purchase price exceeded the fair value of the net tangible and intangible assets acquired by approximately $1.4 million, which is included in goodwill in our consolidated balance sheet as of September 24, 2016. Financial results for IMS Trading Corp. have been included in the results of operations within the Pet segment since the date of acquisition.
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
(1) As previously reported in the Company's Form 10-K for the period ended September 26, 2015 and the Company's Form 10-Q for the period ended December 26, 2015
Fiscal 2014
Envincio LLC
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
The following table summarizes the recording of the fair values of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments:

(In thousands)	Amounts Recognized as of Acquisition Date (as Adjusted)
Current assets, net of cash and cash equivalents acquired	$6,650
Fixed assets	20
Goodwill	3,333
Intangible assets	11,450
Current liabilities	(1,170)
Net assets acquired, less cash and cash equivalents	$20,283

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Concentration of Credit Risk and Significant Customers and Suppliers
Customer Concentration – Approximately 42% of the Company’s net sales for fiscal 2016, 40% for fiscal 2015 and 41% for fiscal 2014 were derived from sales to the Company’s top five customers. The Company’s largest customer accounted for approximately 15%, 16% and 17% of the Company’s net sales in fiscal years 2016, 2015 and 2014, respectively. The Company’s second largest customer in 2016 accounted for approximately 8%, 8% and 7% of the Company’s net sales in 2016, 2015 and 2014, respectively. The Company’s third largest customer in 2016 accounted for approximately 8%, 7% and 8% of the Company’s net sales in fiscal years 2016, 2015 and 2014, respectively. The loss of, or significant adverse change in, the relationship between the Company and any of these three customers could have a material adverse effect on the Company’s business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company’s inability to collect accounts receivable from any major customer could also have a material adverse impact on the Company’s business and financial results. As of September 24, 2016 and September 26, 2015, accounts receivable from the Company’s top five customers comprised approximately 41% and 35% of the Company’s total accounts receivable, including 11% and 12% from the Company’s largest customer.
Supplier Concentration – While the Company purchases products from many different manufacturers and suppliers, approximately 9%, 11% and 10% of the Company’s cost of goods sold in fiscal years 2016, 2015 and 2014, respectively, were derived from products purchased from the Company’s five largest suppliers.
5. Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts are summarized below (in thousands):

Description	Balances at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Asset Write-Offs, Less Recoveries	Balances at End of Period
Fiscal Year Ended September 27, 2014	21,158	8,988	(4,934)	25,212
Fiscal Year Ended September 26, 2015	25,212	741	(6,657)	19,296
Fiscal Year Ended September 24, 2016	19,296	6,041	(4,268)	21,069

6. Inventories, net
Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	September 24, 2016	September 26, 2015
Raw materials	$120,786	$94,969
Work in progress	17,378	15,268
Finished goods	217,788	215,673
Supplies	6,052	10,036
Total inventories, net	$362,004	$335,946

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	September 24, 2016	September 26, 2015
Land	$8,825	$9,306
Buildings and improvements	115,965	111,605
Transportation equipment	5,574	5,130
Machine and warehouse equipment	193,525	184,556
Capitalized software	109,641	107,965
Office furniture and equipment	25,282	26,556
	458,812	445,118
Accumulated depreciation and amortization	(300,588)	(282,309)
	$158,224	$162,809
Depreciation and amortization expense, including the amortization of intangible assets, charged to operations was $40.0 million, $33.7 million and $35.8 million for fiscal 2016, 2015 and 2014, respectively.

8. Goodwill
Changes in the carrying amount of goodwill for the fiscal years ended September 24, 2016, September 26, 2015 and September 27, 2014 (in thousands):

	Garden Products Segment	Pet Products Segment	Total
Balance as of September 28, 2013
Goodwill	$213,583	$401,734	$615,317
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	—	205,756	205,756
Additions in fiscal 2014	—	2,477	2,477
Balance as of September 27, 2014
Goodwill	213,583	404,211	617,794
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	—	208,233	208,233
Additions in fiscal 2015	—	856	856
Balance as of September 26, 2015
Goodwill	213,583	405,067	618,650
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	—	209,089	209,089
Additions in fiscal 2016	5,473	16,823	22,296
Balance as of September 24, 2016
Goodwill	219,056	421,890	640,946
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	$5,473	$225,912	$231,385
Additions or reductions to goodwill include acquisitions, purchase price adjustments and adjustments of amounts upon finalization of purchase accounting.
The Company tests goodwill for impairment annually (on the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. If it is determined that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the two-step goodwill impairment test. If it is determined that it is more likely

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

than not that the fair value of the reporting unit is less than its carrying amount, the two-step test is performed to identify potential goodwill impairment. Based on certain circumstances, the Company may elect to bypass the qualitative assessment and proceed directly to performing the first step of the two-step goodwill impairment test, which compares the fair value of the Company’s reporting units to their related carrying values, including goodwill. If the fair value of the reporting unit is less than its carrying value, the Company performs an additional step to determine the implied fair value of goodwill associated with that reporting unit. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and, accordingly, the Company recognizes such impairment. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its two reporting units to the Company’s total market capitalization.
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
In connection with the Company’s annual goodwill impairment testing performed during fiscal 2016, the Company made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of its reporting units under the two-step goodwill impairment test. The Company completed its qualitative assessment of potential goodwill impairment and it was determined that it was more likely than not the fair values of the Company's reporting units were greater than their carrying amounts, and accordingly, no further testing of goodwill was required.
In connection with the Company’s annual goodwill impairment testing performed during fiscal 2015, a qualitative assessment was not performed by the Company and the first step of the goodwill impairment testing indicated that the fair value of the Company’s reporting segments exceeded their carrying value by more than 10%. Accordingly, no further testing of goodwill was required.
In connection with the Company’s annual goodwill impairment testing performed during fiscal 2014, a qualitative assessment was not performed by the Company and the first step of the goodwill impairment testing indicated that the fair value of the Company’s Pet segment reporting units exceeded their carrying value by more than 10%. Accordingly, no further testing of goodwill was required.
Changes in the judgments and estimates underlying the Company’s analysis of goodwill for possible impairment, including expected future cash flows and discount rate, could result in a significantly different estimate of the fair value of the reporting units in the future and could result in additional impairment of goodwill.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Other Intangible Assets
The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
		(in millions)
September 24, 2016
Marketing-related intangible assets – amortizable	$14.9	$(11.3)	$—	$3.6
Marketing-related intangible assets – nonamortizable	63.0	—	(26.0)	37.0
Total	77.9	(11.3)	(26.0)	40.6
Customer-related intangible assets – amortizable	65.6	(26.1)	—	39.5
Other acquired intangible assets – amortizable	20.8	(11.6)	—	9.2
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	28.6	(11.6)	(1.2)	15.8
Total other intangible assets	$172.1	$(49.0)	$(27.2)	$95.9
September 26, 2015
Marketing-related intangible assets – amortizable	$14.1	$(10.4)	$—	$3.7
Marketing-related intangible assets – nonamortizable	59.6	—	(24.2)	35.4
Total	73.7	(10.4)	(24.2)	39.1
Customer-related intangible assets – amortizable	43.3	(22.3)	—	21.0
Other acquired intangible assets – amortizable	19.3	(10.5)	—	8.8
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	27.1	(10.5)	(1.2)	15.4
Total other intangible assets	$144.1	$(43.2)	$(25.4)	$75.5
Other acquired intangible assets include contract-based and technology-based intangible assets.
As part of its acquisitions of IMS Trading Corp during the fourth quarter of fiscal 2015, as well as Hydro Organics Wholesale, Inc and DMC in the first quarter of fiscal 2016, the Company acquired approximately $4.2 million of marketing related intangible assets, $22.7 million of customer related intangible assets and $1.5 million of other intangible assets. See Note 3 – Acquisitions.
In fiscal 2016, the Company recognized a non-cash $1.8 million impairment charge to certain indefinite-lived intangible assets as a result of declining volume of sales.
In fiscal 2015, the Company recognized a non-cash $7.3 million impairment charge to certain indefinite-lived intangible assets as a result of increased competition in the marketplace and declining volume of sales.
The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from four years to 25 years; over weighted average remaining lives of six years for marketing-related intangibles, 11 years for customer-related intangibles and 13 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $5.8 million, $4.3 million and $4.3 million, for fiscal 2016, 2015 and 2014, respectively, and is classified within operating expenses in the consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $5 million per year from fiscal 2017 through fiscal 2021.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Other factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in fiscal 2016, and accordingly, no impairment testing was performed on these assets.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Long-Term Debt
Long-term debt consists of the following:

	September 24, 2016	September 26, 2015
	(in thousands)
Senior notes, interest at 6.125%, payable semi-annually, principal due November 2023	$400,000	$—
Senior subordinated notes, interest at 8.25%, payable semi-annually, repaid in December 2015	—	400,000
Unamortized discount	—	(309)
Unamortized debt issuance costs	(5,635)	(3,157)
Net carrying value	394,365	396,534
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.25% to 1.75% or Base Rate plus a margin of 0.25% to 0.75%, amended in April 2016	—	—
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.25% to 1.50% or Base Rate plus a margin of 0.25% to 0.50%, final maturity April 2021	—	—
Other notes payable	904	448
Total	395,269	396,982
Less current portion	(463)	(291)
Long-term portion	$394,806	$396,691

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
As a result of the Company’s redemption of the 2018 Notes, the Company incurred a call premium payment of $8.3 million, overlapping interest expense for 30 days of approximately $2.7 million and a $3.3 million non-cash charge for the write off of unamortized deferred financing costs and discount related to the 2018 Notes. These amounts are included in interest expense in the consolidated statements of operations.
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
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all covenants as of September 24, 2016.
Asset-Based Loan Facility Amendment
On April 22, 2016, the Company entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein (collectively, the “Amended Credit Facility”). The Amended Credit Facility matures on April 22, 2021. The Company may borrow, repay and reborrow amounts under the Amended Credit Facility until its maturity date, at which time all amounts outstanding under the Amended Credit Facility must be repaid in full. As of September 24, 2016, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $2.5 million outstanding as of September 24, 2016.
The Amended Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of September 24, 2016, the borrowing base and remaining borrowing availability was $318.2 million. Borrowings under the Amended Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.0%), plus, in either case, an applicable margin based on the Company’s consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25% - 1.5% and was 1.25% as of September 24, 2016, and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.5% and was 0.25% as of September 24, 2016. As of September 24, 2016, the applicable interest rate related to Base Rate borrowings was 3.75%, and the applicable interest rate related to LIBOR-based borrowings was 1.78%.
The Company incurred approximately $1.2 million of debt issuance costs in conjunction with this transaction, which included underwriter fees, legal and accounting expenses. The debt issuance costs will be amortized over the term of the Amended Credit Facility.
The Amended Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00 :1.00 upon reaching certain borrowing levels. The Amended Credit Facility is secured by substantially all assets of the Company. The Company was in compliance with all financial covenants under the Amended Credit Facility during the period ended September 24, 2016.

The scheduled principal repayments on long-term debt as of September 24, 2016 are as follows:

	(in thousands)
Fiscal year:
2017	$463
2018	374
2019	5
2020	62
2021	—
Thereafter	400,000
Total	$400,904	(1)
 __________________________

(1)
Debt repayments do not reflect the unamortized portion of deferred financing costs associated with the 2023 Notes of $5.6 million as of September 24, 2016, which is amortizable until November 2023 and is included in the carrying value.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Commitments and Contingencies
Commitments
Letters of credit – The Company had $2.5 million of outstanding letters of credit related to normal business transactions at September 24, 2016. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The amount of cash collateral in these segregated accounts was $10.9 million and is reflected in “Restricted cash” on the Consolidated Balance Sheets.
Purchase commitments – Production and purchase agreements (primarily for grass seed and grains) entered into in the ordinary course of business obligate the Company to make future purchases based on estimated yields. The terms of these contracts vary and have fixed prices or quantities. At September 24, 2016, estimated annual purchase commitments were $104.6 million for fiscal 2017, $37.3 million for fiscal 2018, $20.5 million for fiscal 2019, $14.1 million for fiscal 2020, $6.7 million for fiscal 2021 and $0.6 million thereafter.
Leases – The Company has operating lease agreements principally for office and warehouse facilities and equipment. Such leases have remaining terms of one to 13 years. Rental expense was $25.0 million for fiscal 2016, $23.1 million for fiscal 2015 and $21.3 million for fiscal 2014.
Certain facility leases have renewal options and include escalation clauses. Minimum lease payments include scheduled rent increases pursuant to these escalation provisions.
Aggregate minimum annual payments on non-cancelable operating leases at September 24, 2016 are as follows:

(in thousands)
Fiscal year:
2017	$23,811
2018	17,278
2019	14,771
2020	12,721
2021	8,445
Thereafter	29,274
Total	$106,300

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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Income Taxes
The provision for income tax expense (benefit) consists of the following:

	Fiscal Year Ended
	September 24, 2016	September 26, 2015	September 27, 2014
	(in thousands)
Current:
Federal	$18,592	$2,301	$(329)
State	2,140	643	873
Foreign	110	25	—
Total	20,842	2,969	544
Deferred:
Federal	2,796	14,843	4,171
State	463	625	177
Foreign	(48)	98	(847)
Total	3,211	15,566	3,501
Total	$24,053	$18,535	$4,045
A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	September 24, 2016	September 26, 2015	September 27, 2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.1	2.4	2.1
Other permanent differences	(1.6)	(0.5)	0.2
Adjustment of prior year accruals	(0.6)	(0.5)	(0.2)
Uncertain tax positions	—	—	0.4
Credits	(1.0)	(0.3)	(1.6)
Change in valuation allowances	0.5	—	(5.4)
Foreign rate differential	0.1	(0.1)	(1.3)
Effective income tax rate (benefit)	34.5%	36.0%	29.2%

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the impact of “temporary differences” between asset and liability amounts for financial reporting purposes and such amounts as determined based on existing tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	September 24, 2016		September 26, 2015
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Current:	(in thousands)
Allowance for doubtful accounts	$7,634	$—	$7,054	$—
Inventory write-downs	9,869	—	11,366	—
Prepaid expenses	—	1,188	—	651
Nondeductible reserves	1,632	—	936	—
State taxes	19	—	—	385
Employee benefits	10,544	—	9,411	—
Other	3,000	—	2,754	—
Total	32,698	1,188	31,521	1,036
Noncurrent:
Depreciation and amortization	—	62,778	—	52,415
Equity loss	5,070	—	—	305
State net operating loss carryforward	4,939	—	5,032	—
Stock based compensation	2,642	—	3,422	—
State credits	2,317	—	2,348	—
Other	2,303	—	2,463	—
Valuation allowance	(6,583)	—	(6,205)	—
Total	10,688	62,778	7,060	52,720
Total	$43,386	$63,966	$38,581	$53,756
The Company has state tax net operating losses of $101.8 million which expire at various times between 2016 and 2036, and foreign losses of $0.4 million, which do not expire. Pursuant to authoritative guidance, the benefit of stock options will only be recorded to stockholders’ equity when cash taxes payable are reduced.
The Company has state income tax credits of $3.6 million, which expire at various times beginning in 2016 through 2032. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including past operating results, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against any deferred tax assets. The Company has determined there will be insufficient future separate state taxable income for the separate parent company to realize its deferred tax assets. Therefore, valuation allowances of $6.6 million and $6.2 million (net of federal impact) at September 24, 2016 and September 26, 2015, respectively, have been provided to reduce state deferred tax assets to amounts considered recoverable.
The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The Company recognizes interest and/or penalties related to income tax matters as a component of pretax income. As of September 24, 2016 and September 26, 2015, accrued interest was less than $0.1 million and no penalties were accrued related to uncertain tax positions.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table, which excludes interest and penalties, summarizes the activity related to the Company’s unrecognized tax benefits for fiscal years ended September 24, 2016 and September 26, 2015 (in thousands):

Balance as of September 27, 2014	$87
Increases related to prior year tax positions	55
Increases related to current year tax positions	20
Decreases related to prior year tax positions	—
Settlements	(9)
Decreases related to lapse of statute of limitations	(15)
Balance as of September 26, 2015	$138
Increases related to prior year tax positions	51
Increases related to current year tax positions	66
Decreases related to prior year tax positions	—
Settlements	(1)
Decreases related to lapse of statute of limitations	—
Balance as of September 24, 2016	$254
As of September 24, 2016, unrecognized income tax benefits totaled approximately $0.2 million and all of the unrecognized tax benefits would, if recognized, impact the Company’s effective income tax rate.
The Company is principally subject to taxation by the United States and various states within the United States. The Company’s tax filings in major jurisdictions are open to examination by tax authorities by the Internal Revenue Service from fiscal year ended 2013 forward and in various state taxing authorities generally from fiscal year ended 2012 forward.
The Company does not believe there will be any significant change in its unrecognized tax benefits within the next twelve months.
13. Stock-Based Compensation
The Company’s 2003 Omnibus Equity Incentive Plan (the “2003 Plan”), as amended, provides for the grant of options and restricted stock to key employees, directors and consultants of the Company. The 2003 Plan is administered by the Compensation Committee of the Board of Directors, which is comprised only of independent directors, and which must approve individual awards to be granted, vesting and exercise of share conditions.
There is a total of 5.8 million shares of Common Stock, 19.7 million shares of Class A Common Stock and 500,000 shares of Preferred Stock authorized under the 2003 Plan. If and when the Company issues any shares of Preferred Stock under the 2003 Plan, it will reduce the amount of Class A Common Stock available for future issuance in an amount equal to the number of shares of Class A Common Stock that are issuable upon conversion of such Preferred Stock.
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
As of September 24, 2016, there were approximately 0.6 million shares of Common Stock, 5.1 million shares of Class A Common Stock and no shares of Preferred Stock reserved for outstanding equity awards, and there were approximately 4.1 million shares of Common Stock, 10.7 million shares of Class A Common Stock and 0.5 million shares of Preferred Stock remaining for future awards.
Stock Option Awards
The Company recognized share-based compensation expense of $8.4 million, $8.3 million, and $7.7 million for the years ended September 24, 2016, September 26, 2015 and September 27, 2014, respectively, as a component of selling, general and administrative expenses. Share-based compensation expense in fiscal 2016, 2015 and 2014 consisted of $2.2 million, $3.3

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million, and $2.8 million, respectively, for stock options, and $4.5 million, $3.1 million and $3.0 million, respectively, for stock awards. Share-based compensation expense in fiscal 2016, 2015 and 2014 also includes $1.7 million, $1.9 million and $1.9 million, respectively, for the Company’s 401(k) matching contributions.
From fiscal 2008 to fiscal 2011, the Company granted stock options under its 2003 Plan that included performance targets and time-based vesting to key employees and executives. In March 2012, the Company eliminated all of the past and future performance goals relating to stock options granted from fiscal 2008 to fiscal 2011, except for the performance goals relating to the overall Company performance. The Company took this action because, as a result of the Company’s reorganization around functional lines during 2011, the extent to which cumulative performance targets for segments or business units have been or may be achieved became difficult or impossible to measure and the changes underway within the Company were not contemplated when the Company granted the options. After the amendment, 20% of the shares covered by each award continued to be performance-based. The time vested component of the options did not change. Approximately 250 employees were affected by the modification, and no additional compensation cost was recorded.
The performance-based component of the options granted in fiscal 2008, 2009, 2010 and 2011 were 100%, 60% , 20% and 0% achieved, respectively, and the related expense was recorded over the estimated service period. As of September 24, 2016, no unvested options remain for the options granted from fiscal 2008 to fiscal 2011 that were subject to performance based vesting criteria.
During fiscal 2016, the Company granted time-based stock options with an exercise price based on the closing fair market value on the date of the grant. The majority of the options granted in fiscal 2016 vest in four annual installments commencing approximately one year from the date of grant and expire approximately six years after the grant date.
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

The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life from the date of grant, 3.6 years in fiscal 2016 and 2015 and 3.5 years in fiscal 2014; stock price volatility, 30.8% in fiscal 2016, 30.3% in fiscal 2015 and 34.3% in fiscal 2014; risk free interest rates, 1.3% in fiscal 2016 and 2015 and 1.6% in fiscal 2014; and no dividends during the expected term.
The following table summarizes option activity for the period ended September 24, 2016:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at September 26, 2015	6,257	$10.51	3 years	$38,663
Granted	1,166	$13.83
Exercised	(2,646)	$10.02
Canceled or expired	(608)	$11.31
Outstanding at September 24, 2016	4,169	$11.64	3 years	$53,705
Exercisable at September 27, 2014	5,205	$10.81	2 years	390
Exercisable at September 26, 2015	2,910	$10.74	2 years	17,226
Exercisable at September 24, 2016	1,732	$11.46	2 years	22,954
Expected to vest after September 24, 2016	2,057	$11.77	4 years	$25,948
The price of options to purchase shares of common stock and Class A common stock outstanding at September 24, 2016, September 26, 2015 and September 27, 2014 was between $6.43 to $15.56 per share, $6.43 to $15.00 per share and $6.43 to $16.23 per share per share, respectively. The weighted average grant date fair value of options granted during the fiscal years ended September 24, 2016, September 26, 2015 and September 27, 2014 was $3.04, $2.51 and $1.93, respectively. The total intrinsic value of options exercised during the fiscal years ended September 24, 2016, September 26, 2015 and September 27, 2014 was $22.6 million, $5.9 million and $1.4 million, respectively.
As of September 24, 2016, there was $5.2 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted average vesting period of two years.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Awards
As of September 24, 2016 and September 26, 2015, there were approximately 1.5 million and 1.6 million shares, respectively, of restricted stock awards outstanding. Awards granted in fiscal 2016 and 2015 generally vest within four or five years from the date of grant. In fiscal 2014, approximately $6.4 million of bonus amounts earned in fiscal 2013 were paid by granting approximately 570,000 restricted shares that vested immediately.
Restricted stock award activity during the three fiscal years for the period ended September 24, 2016 is summarized as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested at September 28, 2013	894	$9.35
Granted	1,021	$7.98
Vested	(226)	$9.92
Forfeited	(80)	$8.93
Nonvested at September 27, 2014	1,609	$8.43
Granted	493	$10.55
Vested	(331)	$8.63
Forfeited	(221)	$8.84
Nonvested at September 26, 2015	1,550	$9.00
Granted	373	$16.32
Vested	(295)	$9.32
Forfeited	(88)	$9.53
Nonvested at September 24, 2016	1,540	$10.68
As of September 24, 2016, there was $11.2 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of two years.
14. Shareholders’ Equity
At September 24, 2016, there were 80,000,000 shares of common stock ($0.01 par value) authorized, of which 11,998,472 were outstanding, and 100,000,000 shares of non-voting Class A common stock ($0.01 par value) authorized, of which 37,418,572 were outstanding. The preferences and relative rights of the Class A common stock are identical to common stock in all respects, except that the Class A common stock generally will have no voting rights unless otherwise required by Delaware law.
There are 3,000,000 shares of Class B stock ($0.01 par value) authorized, of which 1,652,262 were outstanding at September 24, 2016 and September 26, 2015. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and the holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B stock have certain conversion rights and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.
There are 1,000,000 shares of preferred stock ($0.01 par value) authorized, of which none were outstanding at September 24, 2016 and September 26, 2015.
During fiscal 2011, the Company’s Board of Directors authorized a $100 million share repurchase program, in part, to minimize the dilutive impact of the Company’s stock-based equity compensation programs over time. During the fiscal year ended September 24, 2016, the Company did not repurchase any of its stock. In total, as of September 24, 2016, the Company

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

had repurchased approximately 7.9 million shares for an aggregate price of approximately $65.0 million under the share repurchase program.
15. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share (EPS) computations:

	Fiscal Year Ended September 24, 2016			Fiscal Year Ended September 26, 2015			Fiscal Year Ended September 27, 2014
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income (Loss)	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income (loss) available to common shareholders	$44,514	48,964	$0.91	$31,971	48,562	$0.66	$8,804	48,880	$0.18
Effect of dilutive securities:
Options to purchase common stock		1,335	(0.02)		520	(0.01)		69	0
Restricted shares		776	(0.02)		556	(0.01)		448	0
Diluted EPS:
Net income (loss) available to common shareholders	$44,514	51,075	$0.87	$31,971	49,638	$0.64	$8,804	49,397	$0.18
For fiscal 2016, all options outstanding were included in the computation of diluted earnings per share.
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

16. Quarterly Financial Data – Unaudited

	Fiscal 2016
	1st Quarter		2nd Quarter	3rd Quarter		4th Quarter
	(in thousands, except per share amounts)
Net sales	$359,812		$541,249	$514,544		$413,412
Gross profit	99,786		169,339	163,745		120,180
Net income (loss) attributable to Central Garden & Pet Company	(8,602)	(1)	32,697	26,030	(2)	(5,611)	(3)
Net income (loss) per share:
Basic	$(0.18)		$0.67	$0.53		$(0.11)
Diluted	$(0.18)		$0.65	$0.51		$(0.11)
Weighted average common shares outstanding:
Basic	48,566		48,717	49,120		49,453
Diluted	48,566		50,445	51,063		49,453

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Net sales	$307,320	$497,602	$459,446	$386,369
Gross profit	87,981	150,062	142,037	107,972
Net income (loss) attributable to Central Garden & Pet Company	(5,697)	23,237	18,800	(4,369)	(4)
Net income (loss) per share:
Basic	$(0.12)	$0.48	$0.39	$(0.09)
Diluted	$(0.12)	$0.47	$0.38	$(0.09)
Weighted average common shares outstanding:
Basic	49,379	48,384	48,167	48,322
Diluted	49,379	49,439	49,290	48,322
_______________________________

(1)
During the first quarter of fiscal 2016, the Company redeemed its 2018 Notes and issued senior notes due November 2023. As a result of the bond redemption, the Company incurred incremental expenses of $14.3 million, comprised of a call premium payment of $8.3 million, a $2.7 million payment of overlapping interest expense for 30 days and a $3.3 million non-cash charge for the write off of unamortized deferred financing costs and discount related to the 2018 Notes.

(2)
The Company recognized a $2.4 million gain in our Pet segment from the sale of a manufacturing plant resulting from rationalizing our facilities to reduce excess capacity during the third quarter of fiscal 2016.

(3)
The Company recognized a non-cash impairment charge of $16.6 million related to our investment in two joint ventures as a result of changes in marketplace conditions, and a non-cash impairment charge in our Pet segment of $1.8 million related to the impairment of certain indefinite-lived intangible assets due to declining sales volume during the fourth quarter of fiscal 2016.

(4)
The Company recognized a $7.3 million non-cash impairment charge to its indefinite-lived intangible assets as a result of increased competition and declining sales volume in its Pet segment during the fourth quarter of fiscal 2015.

17. Transactions with Related Parties
During fiscal 2016, 2015 and 2014, Tech Pac, a subsidiary of the Company, made purchases from Contract Packaging, Inc, (“CPI”), Tech Pac’s principal supplier and a minority 20% shareholder in Tech Pac. Tech Pac’s total purchases from CPI were approximately $36.5 million, $35.2 million and $30.8 million for fiscal years 2016, 2015 and 2014, respectively. Amounts due to CPI as of September 24, 2016 and September 26, 2015 were $1.5 million and $0.6 million, respectively.
18. Business Segment Data
The Company’s chief operating decision-maker is its Chief Executive Officer. Operating segments are managed separately because each segment represents a strategic business that offers different products or services. The Company’s chief operating decision maker evaluates performance based on operating income or loss. The Company’s Corporate division is included in the following presentation since certain expenses of this division are not allocated separately to the two operating segments. Segment assets exclude cash equivalents, short-term investments, goodwill, and deferred taxes.
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
The Pet segment consists of DMC, Four Paws Products, TFH Publications, Kaytee, Aquatics, Interpet, IMS, Pets International, Breeder’s Choice and Life Sciences. These businesses are engaged in the manufacturing, purchase, sale and delivery of internally and externally produced pet supplies, books and food principally to independent pet distributors, national and regional retail chains, grocery stores, mass merchants and bookstores. The Garden segment consists of Pennington Seed, Hydro Organics, AMBRANDS, Lilly Miller, the Pottery Group and Gulfstream. Products manufactured, designed and sourced, or distributed are products found typically in the lawn and garden sections of mass merchandisers, warehouse-type clubs, home improvement centers and nurseries and include grass seed, bird feed, clay pottery, outdoor wooden planters and trellises,

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

herbicides and insecticides. These products are sold directly to national and regional retail chains, independent garden distributors, grocery stores, nurseries and garden supply retailers.
The Corporate division includes expenses associated with corporate functions and projects, certain employee benefits, interest income, interest expense and intersegment eliminations.
The following table indicates each class of similar products which represented approximately 10% or more of the Company’s consolidated net sales in the fiscal years presented (in millions).

Category	2016	2015	2014
Other pet products	$689.3	$594.7	$774.2
Garden controls and fertilizer products	298.8	286.3	262.5
Wild bird feed	183.6	193.2	202.1
Grass seed	(1)	(1)	183.1
Other garden supplies	331.3	343.5	182.5
Dog and cat products	326.0	233.0	(1)
Total	$1,829.0	$1,650.7	$1,604.4

(1) The product category was less than 10% of our consolidated net sales in the respective period.
See Note 4 - Concentration of Credit Risk and Significant Customers and Suppliers for the Company’s largest customers by segment.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information relating to the Company’s business segments for each of the three most recent fiscal years is presented in the table below (in thousands):

	Fiscal Year Ended
	September 24, 2016		September 26, 2015		September 27, 2014
Net sales:
Pet segment	$1,081,853		$894,549		$845,505
Garden segment	747,164		756,188		758,852
Total	$1,829,017		$1,650,737		$1,604,357
Operating income (loss):
Pet segment	$119,930	(1)	$98,798	(1)	$88,077
Garden segment	70,317		60,145		41,020	(2)
Corporate	(60,889)		(67,508)		(72,884)
Total	129,358		91,435		56,213
Interest expense	(42,847)		(40,027)		(42,844)
Interest income	140		129		94
Other income (expense)	(17,013)	(3)	13		403
Income (loss) before income taxes and noncontrolling interest	69,638		51,550		13,866
Income tax expense (benefit)	24,053		18,535		4,045
Net income (loss) including noncontrolling interest	45,585		33,015		9,821
Net income attributable to noncontrolling interest	1,071		1,044		1,017
Net income (loss) attributable to Central Garden & Pet Company	$44,514		$31,971		$8,804
Assets:
Pet segment	$508,879		$465,171		$414,279
Garden segment	304,901		310,981		337,461
Corporate and eliminations	398,413		355,445		396,987
Total	$1,212,193		$1,131,597		$1,148,727
Depreciation and amortization:
Pet segment	$22,556		$15,885		$17,256
Garden segment	6,098		5,988		6,793
Corporate	11,347		11,830		11,732
Total	$40,001		$33,703		$35,781
Expenditures for long-lived assets:
Pet segment	$18,939		$17,060		$8,561
Garden segment	4,750		2,432		5,541
Corporate	3,933		2,538		3,071
Total	$27,622		$22,030		$17,173
___________________________
Noncontrolling interest is associated with the Garden segment.

(1)
Includes a $1.8 million impairment charge in fiscal 2016 and a $7.3 million impairment charge in fiscal 2015 to indefinite-lived intangible assets as a result of increased competition and declining sales volume.

(2)	Includes a $16.9 million charge related to certain products introduced in fiscal 2013 and a $4.9 million gain from the sale of manufacturing plant assets.

(3)	Includes a $16.6 million impairment charge related to two equity method investments.

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Fiscal Year Ended September 24, 2016
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$587,579	$82,567	$1,238,339	$(79,468)	$1,829,017
Cost of goods sold and occupancy	466,543	62,727	820,573	(73,876)	1,275,967
Gross profit	121,036	19,840	417,766	(5,592)	553,050
Selling, general and administrative expenses	138,556	18,077	272,651	(5,592)	423,692
Operating income (loss)	(17,520)	1,763	145,115	—	129,358
Interest expense	(42,700)	(266)	119	—	(42,847)
Interest income	136	4	—	—	140
Other income (expense)	(16,925)	(113)	25	—	(17,013)
Income (loss) before taxes and equity in earnings of affiliates	(77,009)	1,388	145,259	—	69,638
Income tax expense (benefit)	(26,422)	923	49,552	—	24,053
Equity in earnings of affiliates	95,101	—	624	(95,725)	—
Net income including noncontrolling interest	44,514	465	96,331	(95,725)	45,585
Noncontrolling interest	—	1,071	—	—	1,071
Net income (loss) attributable to Central Garden & Pet Company	$44,514	$(606)	$96,331	$(95,725)	$44,514

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Fiscal Year Ended September 26, 2015
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$484,310	$100,127	$1,146,821	$(80,521)	$1,650,737
Cost of goods sold and occupancy	379,235	76,597	781,797	(74,944)	1,162,685
Gross profit	105,075	23,530	365,024	(5,577)	488,052
Selling, general and administrative expenses	124,613	18,329	259,252	(5,577)	396,617
Operating income (loss)	(19,538)	5,201	105,772	—	91,435
Interest expense	(39,893)	(268)	134	—	(40,027)
Interest income	126	3	—	—	129
Other income (expense)	(372)	407	(22)	—	13
Income (loss) before taxes and equity in earnings of affiliates	(59,677)	5,343	105,884	—	51,550
Income tax expense (benefit)	(21,500)	2,089	37,946	—	18,535
Equity in earnings of affiliates	70,148	—	2,445	(72,593)	—
Net income including noncontrolling interest	31,971	3,254	70,383	(72,593)	33,015
Noncontrolling interest	—	1,044	—	—	1,044
Net income attributable to Central Garden & Pet Company	$31,971	$2,210	$70,383	$(72,593)	$31,971

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Fiscal Year Ended September 27, 2014
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$460,781	$109,453	$1,103,926	$(69,803)	$1,604,357
Cost of goods sold and occupancy	370,492	87,028	757,217	(64,404)	1,150,333
Gross profit	90,289	22,425	346,709	(5,399)	454,024
Selling, general and administrative expenses	117,240	18,230	267,740	(5,399)	397,811
Operating income (loss)	(26,951)	4,195	78,969	—	56,213
Interest expense	(42,742)	(218)	116	—	(42,844)
Interest income	92	2	—	—	94
Other income (expense)	186	583	(366)	—	403
Income (loss) before taxes and equity in earnings of affiliates	(69,415)	4,562	78,719	—	13,866
Income tax expense (benefit)	(26,962)	756	30,251	—	4,045
Equity in earnings of affiliates	51,257	—	1,506	(52,763)	—
Net income (loss) including noncontrolling interest	8,804	3,806	49,974	(52,763)	9,821
Noncontrolling interest	—	1,017	—	—	1,017
Net income (loss) attributable to Central Garden & Pet Company	$8,804	$2,789	$49,974	$(52,763)	$8,804

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Fiscal Year Ended September 24, 2016
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$44,514	$465	$96,331	$(95,725)	$45,585
Other comprehensive income (loss):
Foreign currency translation	(1,458)	(1,132)	8	1,124	(1,458)
Total comprehensive income (loss)	43,056	(667)	96,339	(94,601)	44,127
Comprehensive income attributable to noncontrolling interests	—	1,071	—	—	1,071
Comprehensive income attributable to Central Garden & Pet Company	$43,056	$(1,738)	$96,339	$(94,601)	$43,056

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Fiscal Year Ended September 26, 2015
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$31,971	$3,254	$70,383	$(72,593)	$33,015
Other comprehensive income:
Unrealized loss on securities	(10)	—			(10)
Reclassification of realized loss on securities included in net income	20	—	—	—	20
Foreign currency translation	(1,078)	(537)	(380)	917	(1,078)
Total comprehensive income	30,903	2,717	70,003	(71,676)	31,947
Comprehensive income attributable to noncontrolling interests	—	1,044	—	—	1,044
Comprehensive income attributable to Central Garden & Pet Company	$30,903	$1,673	$70,003	$(71,676)	$30,903

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Fiscal Year Ended September 27, 2014
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$8,804	$3,806	$49,974	$(52,763)	$9,821
Other comprehensive loss:
Unrealized loss on securities	(10)	—	—	—	(10)
Foreign currency translation	—	(200)	—	—	(200)
Total comprehensive income (loss)	8,794	3,606	49,974	(52,763)	9,611
Comprehensive income attributable to noncontrolling interests	—	1,017	—	—	1,017
Comprehensive loss attributable to Central Garden & Pet Company	$8,794	$2,589	$49,974	$(52,763)	$8,594

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED BALANCE SHEET
	September 24, 2016
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$82,158	$9,695	$1,129	$—	$92,982
Restricted cash	10,910	—	—	—	10,910
Accounts receivable, net	59,617	5,156	136,378	—	201,151
Inventories	113,317	11,752	236,935	—	362,004
Prepaid expenses and other assets	20,978	817	25,964	—	47,759
Total current assets	286,980	27,420	400,406	—	714,806
Land, buildings, improvements and equipment, net	41,083	3,897	113,244	—	158,224
Goodwill	15,058	—	216,327	—	231,385
Other long term assets	30,555	2,980	85,701	(11,458)	107,778
Intercompany receivable	32,778	—	567,374	(600,152)	—
Investment in subsidiaries	1,176,990	—	—	(1,176,990)	—
Total	$1,583,444	$34,297	$1,383,052	$(1,788,600)	$1,212,193
LIABILITIES AND EQUITY
Accounts payable	$34,096	$3,953	$64,364	$—	$102,413
Accrued expenses and other liabilities	47,862	1,410	50,071	—	99,343
Current portion of long term debt	88	—	375	—	463
Total current liabilities	82,046	5,363	114,810	—	202,219
Long-term debt	394,364	—	442	—	394,806
Intercompany payable	553,964	46,188	—	(600,152)	—
Losses in excess of investment in subsidiaries	—	—	16,126	(16,126)	—
Other long-term obligations	56	—	71,983	(11,458)	60,581
Shareholders’ equity attributable to Central Garden & Pet	553,014	(18,827)	1,179,691	(1,160,864)	553,014
Noncontrolling interest	—	1,573	—	—	1,573
Total equity	553,014	(17,254)	1,179,691	(1,160,864)	554,587
Total	$1,583,444	$34,297	$1,383,052	$(1,788,600)	$1,212,193

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED BALANCE SHEET
	September 26, 2015
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$36,280	$10,022	$1,282	$—	$47,584
Restricted cash	13,157	—	—	—	13,157
Accounts receivable, net	46,326	6,775	154,301	—	207,402
Inventories	86,109	11,690	238,147	—	335,946
Prepaid expenses and other assets	22,926	848	25,957	—	49,731
Total current assets	204,798	29,335	419,687	—	653,820
Land, buildings, improvements and equipment, net	51,409	3,663	107,737	—	162,809
Goodwill	—	—	209,089	—	209,089
Other long term assets	25,881	3,662	82,436	(6,100)	105,879
Intercompany receivable	32,695	—	437,385	(470,080)	—
Investment in subsidiaries	1,075,028	—	—	(1,075,028)	—
Total	$1,389,811	$36,660	$1,256,334	$(1,551,208)	$1,131,597
LIABILITIES AND EQUITY
Accounts payable	$20,506	$2,543	$65,840	$—	$88,889
Accrued expenses and other liabilities	38,723	1,789	47,212	—	87,724
Current portion of long term debt	261	—	30	—	291
Total current liabilities	59,490	4,332	113,082	—	176,904
Long-term debt	396,626	—	65	—	396,691
Intercompany payable	426,639	43,441	—	(470,080)	—
Losses in excess of investment in subsidiaries	—	—	11,867	(11,867)	—
Other long-term obligations	1,770	—	55,952	(6,100)	51,622
Shareholders’ equity attributable to Central Garden & Pet	505,286	(12,207)	1,075,368	(1,063,161)	505,286
Noncontrolling interest	—	1,094	—	—	1,094
Total equity	505,286	(11,113)	1,075,368	(1,063,161)	506,380
Total	$1,389,811	$36,660	$1,256,334	$(1,551,208)	$1,131,597

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Fiscal Year Ended September 24, 2016
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$3,514	$2,654	$150,141	$(4,883)	$151,426
Additions to property, plant and equipment	(4,513)	(717)	(22,392)	—	(27,622)
Payments to acquire companies, net of expenses	(69,001)	—	—	—	(69,001)
Proceeds from disposal of land, buildings, etc.	—	—	3,911	—	3,911
Change in restricted cash and cash equivalents	2,247	—	—	—	2,247
Maturities of short term investments	—	—	—	—	—
Investment in short term investments	—	—	—	—	—
Other investing activities	(730)	—	—	—	(730)
Intercompany investing activities	(83)	—	(130,100)	130,183	—
Net cash used by investing activities	(72,080)	(717)	(148,581)	130,183	(91,195)
Repayments on revolving line of credit	(419,000)	—	—	—	(419,000)
Borrowings on revolving line of credit	419,000	—	—	—	419,000
Repayments of long-term debt	(400,286)	—	(21)	—	(400,307)
Issuance of long-term debt	400,000				400,000
Proceeds from issuance of common stock	324	—	—	—	324
Excess tax benefits from stock-based awards	6,869	—	—	—	6,869
Repurchase of common stock	(10,873)	—	—	—	(10,873)
Payments of contingent consideration			(2,026)		(2,026)
Payment of deferred financing costs	(7,560)	—	—	—	(7,560)
Distribution to parent	—	(4,883)	—	4,883	—
Distribution to noncontrolling interest	—	(592)	—	—	(592)
Intercompany financing activities	127,436	2,747	—	(130,183)	—
Net cash provided (used) by financing activities	115,910	(2,728)	(2,047)	(125,300)	(14,165)
Effect of exchange rates on cash	(1,466)	464	334	—	(668)
Net increase (decrease) in cash and cash equivalents	45,878	(327)	(153)	—	45,398
Cash and cash equivalents at beginning of year	36,280	10,022	1,282	—	47,584
Cash and cash equivalents at end of year	$82,158	$9,695	$1,129	$—	$92,982

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Fiscal Year Ended September 26, 2015
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(16,823)	$7,372	$103,619	$(6,719)	$87,449
Additions to property, plant and equipment	(2,721)	(405)	(18,904)	—	(22,030)
Payments to acquire companies, net of expenses	(38,384)	—	—	—	(38,384)
Change in restricted cash and cash equivalents	1,126	—	—	—	1,126
Maturities of short term investments	9,997	—	—	—	9,997
Investment in short term investments	(17)	—	—	—	(17)
Other investing activities	(546)	—	—	—	(546)
Intercompany investing activities	(15,789)	—	(85,963)	101,752	—
Net cash (used) provided by investing activities	(46,334)	(405)	(104,867)	101,752	(49,854)
Repayments on revolving line of credit	(312,000)	—	—	—	(312,000)
Borrowings on revolving line of credit	312,000	—	—	—	312,000
Repayments of long-term debt	(50,262)	—	(27)	—	(50,289)
Proceeds from issuance of common stock	200	—	—	—	200
Excess tax benefits from stock-based awards	2,154	—	—	—	2,154
Repurchase of common stock	(18,497)	—	—	—	(18,497)
Payment of deferred financing costs	(258)	—	—	—	(258)
Distribution to parent	—	(6,719)	—	6,719	—
Distribution to noncontrolling interest	—	(1,680)	—	—	(1,680)
Intercompany financing activities	103,326	(1,574)	—	(101,752)	—
Net cash provided (used) by financing activities	36,663	(9,973)	(27)	(95,033)	(68,370)
Effect of exchange rates on cash	(697)	222	158	—	(317)
Net increase (decrease) in cash and cash equivalents	(27,191)	(2,784)	(1,117)	—	(31,092)
Cash and cash equivalents at beginning of year	63,471	12,806	2,399	—	78,676
Cash and cash equivalents at end of year	$36,280	$10,022	$1,282	$—	$47,584

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Fiscal Year Ended September 27, 2014
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(4,139)	$7,420	$125,720	$(2,534)	$126,467
Additions to property, plant and equipment	(6,721)	(1,027)	(9,425)	—	(17,173)
Businesses acquired, net of cash acquired	—	—	(20,282)	—	(20,282)
Proceeds from disposal of plant and equipment	—	—	8,737	—	8,737
Change in restricted cash and cash equivalents	(14,283)	—	—	—	(14,283)
Maturities of short term investments	17,820	—	—	—	17,820
Investment in short term investments	(10,000)	—	—	—	(10,000)
Intercompany investing activities	(6,726)	—	(104,926)	111,652	—
Net cash (used) provided by investing activities	(19,910)	(1,027)	(125,896)	111,652	(35,181)
Repayments on revolving line of credit	(301,000)	—	—	—	(301,000)
Borrowings on revolving line of credit	278,000	—	—	—	278,000
Repayments of long-term debt	(243)	—	(124)	—	(367)
Proceeds from issuance of common stock	1,165	—	—	—	1,165
Excess tax benefits from stock-based awards	498	—	—	—	498
Repurchase of common stock	(2,332)	—	—	—	(2,332)
Payment of deferred financing costs	(3,090)	—	—	—	(3,090)
Distribution to parent	—	(2,534)	—	2,534	—
Distribution to noncontrolling interest	—	(633)	—	—	(633)
Intercompany financing activities	109,057	2,595	—	(111,652)	—
Net cash provided (used) by financing activities	82,055	(572)	(124)	(109,118)	(27,759)
Effect of exchange rates on cash	27	(18)	(16)	—	(7)
Net increase (decrease) in cash and cash equivalents	58,033	5,803	(316)	—	63,520
Cash and cash equivalents at beginning of year	5,438	7,003	2,715	—	15,156
Cash and cash equivalents at end of year	$63,471	$12,806	$2,399	$—	$78,676

20. Subsequent Events

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segrest Acquisition
On October 24, 2016, the Company purchased Segrest Inc., the leading wholesaler of aquarium fish, for a purchase price of $60 million, of which $6.0 million is contingent upon future events. The Company has not completed its initial purchase price allocation and, therefore, has not provided similar disclosures to those in Note 3 - Acquisitions and Investments in Joint Ventures. The acquisition is expected to strengthen Central's position in the aquatics category and provide the opportunity for significant synergies with the Company's existing aquatics business.
Veterinary Products Business
In November 2016, the Company sold a small veterinary products division, which had sales of $8.6 million in fiscal 2016. The business was not profitable over the last several years.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EXHIBIT INDEX
Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation, including the Certificate of Designation – Series A Convertible Preferred Stock and Certificate of Designation – Series B Convertible Preferred Stock.	10-K	001-33268	3.1	12/14/2006
3.2	Amended and Restated By-laws of Central Garden & Pet Company, effective August 18, 2015.	10-K	001-33268	3.2	12/10/2015
4.1	Specimen Common Stock Certificate.	S-1	33-48070	4.1	5/21/1992
4.2	Specimen Class A Common Stock Certificate.	8-A	001-33268	1	1/24/2007
4.3	Indenture, dated as of March 8, 2010, by and between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-33268	4.2	3/8/2010
4.4	Third Supplemental Indenture, dated as of November 9, 2015, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to 6.125% Senior Notes due 2023.	10-K	001-33268	4.6	12/10/2015
4.5
Fourth Supplemental Indenture, dated as of March 25, 2016, by and among the Company, certain guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to 6.125% Senior Notes due 2023.
						X
10.1*	Form of Indemnification Agreement between the Company and Executive Officers and Directors.	S-1	33-48070	10.18	5/21/1992
10.2	Amended and Restated Credit Agreement dated April 22, 2016 among the Company, certain of the Company's domestic subsidiaries as borrowers and guarantors, a syndicate of financial institutions party thereto, SunTrust Bank, as issuing bank and administrative agent, and SunTrust Robinson Humphrey, Inc., as left lead arranger and joint bookrunner, Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association , as co-syndication agents, Bank of the West, BMO Harris Bank N.A., JP Morgan Chase Bank, N.A. and KeyBank National Association as co-documentation agents.	10-Q	001-33268	10.1	5/5/2016
10.3*	2003 Omnibus Equity Incentive Plan, as amended and restated effective February 13, 2012.	8-K	001-33268	10.2	2/15/2012
10.4*	Form of Nonstatutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan.	10-K	000-20242	10/5/2001	12/9/2004
10.5*	Form of Restricted Stock Agreement for 2003 Omnibus Equity Incentive Plan.	10-K	000-20242	10/5/2002	12/9/2004
10.6*	Form of Performance-Based Non-Statutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan	10-K	001-33268	10/4/2003	11/19/2010

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.7*	Nonemployee Director Equity Incentive Plan, as amended and restated effective December 10, 2008 (Incorporated by reference from Exhibit 10.5 to the Company’s Form 10-Q for the fiscal quarter ended March 28, 2009).	10-Q	001-33268	10.5	5/7/2009
10.8*	Form of Nonstatutory Stock Option Agreement for Nonemployee Director Equity Incentive Plan.	10-Q	000-20242	10/6/2001	2/3/2005
10.9*	Form of Restricted Stock Agreement for Nonemployee Director Equity Incentive Plan.	10-Q	000-20242	10/6/2002	2/3/2005
10.10*	Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III.	10-K/A	000-20242	10.20	1/20/1999
10.11*	Modification and Extension of Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III, dated as of May 6, 2003.	10-Q	000-20242	10/7/2001	8/8/2003
10.12*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of April 10, 2006, between the Company and Brooks M. Pennington III.	8-K	000-20242	10.1	4/14/2006
10.13*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of July 1, 2008, between the Company and Brooks M. Pennington III.	10-K	001-33268	10/7/2002	11/26/2008
10.14*	Amendment of Employment Agreement and Non-Competition Agreement between the Company and Brooks M. Pennington III, dated March 20, 2012.	10-Q	001-33268	10.1	2/7/2013
10.15*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of March 1, 2014, between the Company and Brooks M. Pennington III.	10-Q	001-33268	10.1	2/5/2015
10.16*	Form of Agreement to Protect Confidential Information, Intellectual Property and Business Relationships.	8-K	000-20242	10.1	10/14/2005
10.17*	Form of Post-Termination Consulting Agreement.	8-K	000-20242	10.2	10/14/2005
10.18*	Employment Agreement between the Company and John Ranelli, dated January 9, 2013.	10-Q	001-33268	10.3	2/7/2013
10.19*	Amendment to Employment Agreement dated July 22, 2015 between the Company and John R. Ranelli.	8-K	001-33268	10.1	7/27/2015
10.20*	Employment Agreement between the Company and David Chichester, effective September 2, 2015.	10-K	001-33268	10.23	12/10/2015
10.21*	Employment Agreement between the Company and George A. Yuhas, effective March 1, 2011.	10-K	001-33268	10.24	12/10/2015
10.22*	Employment Agreement between the Company and George Roeth, effective June 1, 2016.	8-K	011-33268	10.25	5/6/2016
12	Statement re Computation of Ratios of Earnings to Fixed Charges.					X

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
21	List of Subsidiaries.					X
23	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
*	Management contract or compensatory plan or arrangement.