Form 10-Q
period 2016-12-24
CENTRAL GARDEN & PET CO
filed 2017-02-02
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 24, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of January 25, 2017	12,084,647
Class A Common Stock Outstanding as of January 25, 2017	37,592,411
Class B Stock Outstanding as of January 25, 2017	1,652,262

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in the Form 10-K for the fiscal year ended September 24, 2016, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materializes, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in, or imply by, any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances, except as required by law. Presently known risk factors include, but are not limited to, the following factors:

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
•increasing consolidation and other trends in the retail industry;
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

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	December 24, 2016	December 26, 2015	September 24, 2016
ASSETS
Current assets:
Cash and cash equivalents	$6,581	$9,006	$92,982
Restricted cash	10,981	11,939	10,910
Accounts receivable (less allowance for doubtful accounts of $22,157, $21,213 and $21,069)	192,224	195,357	201,151
Inventories	430,171	416,458	362,004
Prepaid expenses and other	53,346	59,873	47,759
Total current assets	693,303	692,633	714,806
Land, buildings, improvements and equipment—net	169,836	163,948	158,224
Goodwill	230,385	209,089	231,385
Other intangible assets—net	92,851	74,552	95,865
Other assets	61,326	70,987	11,913
Total	$1,247,701	$1,211,209	$1,212,193
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$135,237	$129,091	$102,413
Accrued expenses	94,494	89,047	99,343
Current portion of long-term debt	397	292	463
Total current liabilities	230,128	218,430	202,219
Long-term debt	395,011	435,893	394,806
Other long-term obligations	62,606	58,005	60,581
Equity:
Common stock, 11,998,472, 11,908,317, and 11,998,472 shares outstanding at December 24, 2016, December 26, 2015 and September 24, 2016	120	119	120
Class A common stock, $0.01 par value: 37,558,042, 36,591,487 and 37,418,572 shares outstanding at December 24, 2016, December 26, 2015 and September 24, 2016	375	366	374
Class B stock, $0.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	392,402	390,583	393,297
Accumulated earnings	168,138	107,385	160,501
Accumulated other comprehensive income (loss)	(1,802)	(69)	(1,294)
Total Central Garden & Pet Company shareholders’ equity	559,249	498,400	553,014
Noncontrolling interest	707	481	1,573
Total equity	559,956	498,881	554,587
Total	$1,247,701	$1,211,209	$1,212,193
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 24, 2016	December 26, 2015
Net sales	$419,498	$359,812
Cost of goods sold and occupancy	298,820	260,026
Gross profit	120,678	99,786
Selling, general and administrative expenses	100,740	91,013
Operating income	19,938	8,773
Interest expense	(6,873)	(22,145)
Interest income	38	22
Other expense	(967)	(473)
Income (loss) before income taxes and noncontrolling interest	12,136	(13,823)
Income tax expense (benefit)	4,347	(5,200)
Income (loss) including noncontrolling interest	7,789	(8,623)
Net income (loss) attributable to noncontrolling interest	152	(21)
Net income (loss) attributable to Central Garden & Pet Company	$7,637	$(8,602)
Net income (loss) per share attributable to Central Garden & Pet Company:
Basic	$0.15	$(0.18)
Diluted	$0.15	$(0.18)
Weighted average shares used in the computation of net income per share:
Basic	49,665	48,566
Diluted	51,810	48,566
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 24, 2016	December 26, 2015
Net income (loss)	$7,789	$(8,623)
Other comprehensive income (loss):
Foreign currency translation	(508)	(233)
Total comprehensive income (loss)	7,281	(8,856)
Comprehensive income (loss) attributable to noncontrolling interest	152	(21)
Comprehensive income (loss) attributable to Central Garden & Pet Company	$7,129	$(8,835)
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	December 24, 2016	December 26, 2015
Cash flows from operating activities:
Net income (loss)	$7,789	$(8,623)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	10,009	9,032
Amortization of deferred financing costs	341	417
Stock-based compensation	2,687	2,218
Excess tax benefits from stock-based awards	(4,356)	(900)
Deferred income taxes	3,527	3,997
Write-off of deferred financing costs	—	3,337
Gain on sale of property and equipment	(95)	(14)
Gain on sale of facility	(2,050)	—
Other	798	—
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	11,590	33,736
Inventories	(67,678)	(61,101)
Prepaid expenses and other assets	(1,238)	(6,921)
Accounts payable	31,863	23,404
Accrued expenses	(6,420)	622
Other long-term obligations	(80)	315
Net cash used by operating activities	(13,313)	(481)
Cash flows from investing activities:
Additions to property and equipment	(12,968)	(5,256)
Payments to acquire companies, net of cash acquired	(60,042)	(68,529)
Proceeds from the sale of business, facility and other assets	7,960	—
Change in restricted cash	(71)	1,218
Investment in equity method investee	(2,000)	—
Other investing activities	(265)	(200)
Net cash used in investing activities	(67,386)	(72,767)
Cash flows from financing activities:
Repayments of long-term debt	(74)	(400,072)
Proceeds from issuance of long-term debt	—	400,000
Borrowings under revolving line of credit	1,000	79,000
Repayments under revolving line of credit	(1,000)	(37,000)
Repurchase of common stock, including shares surrendered for tax withholding	(7,913)	(1,167)
Payment of contingent consideration liability	(860)	—
Distribution to noncontrolling interest	(1,018)	(592)
Payment of financing costs	—	(6,324)
Excess tax benefits from stock-based awards	4,356	900
Net cash provided (used) in financing activities	(5,509)	34,745
Effect of exchange rate changes on cash and cash equivalents	(193)	(75)
Net decrease in cash and cash equivalents	(86,401)	(38,578)
Cash and equivalents at beginning of period	92,982	47,584
Cash and equivalents at end of period	$6,581	$9,006
Supplemental information:
Cash paid for interest	$13,034	$17,844
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended December 24, 2016
(Unaudited)

1.	Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of December 24, 2016 and December 26, 2015, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income and the condensed consolidated statements of cash flows for the three months ended December 24, 2016 and December 26, 2015 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
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
Due to the seasonal nature of the Company’s garden business, the results of operations for the three months ended December 24, 2016 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2016 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 24, 2016 balance sheet presented herein was derived from the audited financial statements.
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
The Company does not perform the assessments required to achieve hedge accounting for commodity derivative positions. Accordingly, the changes in the values of these derivatives are recorded currently in other income (expense) in its condensed consolidated statements of operations. As of December 24, 2016 and December 26, 2015, the Company had no outstanding derivative instruments.

Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
Consolidation
In February 2015, the FASB issued ASU 2015-02 (ASU 2015-02), Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 became effective during the Company’s first quarter of fiscal 2017, and the adoption of the standard had no impact on the Company's condensed consolidated financial statements.
Stock Based Compensation
In June 2014, the FASB issued ASU No. 2014-12 (ASU 2014-12), Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 became effective during the Company’s first quarter of fiscal 2017, and the adoption of the standard had no impact on the Company's condensed consolidated financial statements.
Accounting Standards Not Yet Adopted
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. This update was issued as Accounting Standards Codification Topic 606. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of ASU 2014-09 for one year. ASU 2014-09 is now effective for the Company beginning in the first quarter of its fiscal year ending September 28, 2019.
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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-18). This ASU clarifies the presentation of restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending cash balances on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company does not expect that ASU 2016-18 will have a material impact on its condensed consolidated financial statements and related disclosures.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 24, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (a)	$0	$0	$4,253	$4,253
Total liabilities	$0	$0	$4,253	$4,253
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 26, 2015 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (a)	$0	$0	$5,625	$5,625
Total liabilities	$0	$0	$5,625	$5,625
The following table presents our financial assets and liabilities at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 24, 2016:

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (a)	$0	$0	$5,113	$5,113
Total liabilities	$0	$0	$5,113	$5,113

(a)
The liability for contingent consideration relates to an earn-out for B2E, acquired in December 2012, and future performance-based contingent payments for Hydro-Organics Wholesale, Inc., acquired in October 2015. The fair value of the estimated contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity. This is presented as part of long-term liabilities in the Company's condensed consolidated balance sheets.

The following table provides a summary of the changes in fair value of the Company's Level 3 financial instruments for the periods ended December 24, 2016 and December 26, 2015 (in thousands):

Amount
Balance as of September 24, 2016	$5,113
Performance-based payments made	(860)
Balance as of December 24, 2016	$4,253

Amount
Balance as of September 26, 2015	$3,625
Estimated contingent performance-based consideration established at the time of acquisition	2,000
Balance as of December 26, 2015	$5,625
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended December 24, 2016 and December 26, 2015, the Company was not required to measure any significant non-financial assets and liabilities at fair value.
Fair Value of Other Financial Instruments
In November 2015, the Company issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”). The estimated fair value of the Company’s 2023 Notes as of December 24, 2016, December 26, 2015 and September 24, 2016 was $421.4 million, $404.0 million and $430.3 million, respectively, compared to a carrying value of $394.6 million, $393.8 million and $394.4 million, respectively.

3.	Acquisitions
Segrest Inc.
On October 24, 2016, the Company acquired Segrest, Inc., a wholesaler of aquarium fish, for a purchase price of approximately $60.0 million, of which $6.0 million is in an escrow account managed by an independent trustee and is payable contingent upon future events. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $47.7 million, which is included in other assets in the Company’s condensed consolidated balance sheet as of December 24, 2016. The Company has not yet finalized the allocation of the purchase price to the fair value of the intangible assets acquired. This acquisition is expected to strengthen the Company's position in the aquatics category and provide the opportunity for synergies with the Company's existing aquatics business.
Proforma financial information has not been presented as the Segrest acquisition was not considered material to the Company's overall consolidated financial statements during the periods presented.

4.	Inventories, net
Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	December 24, 2016	December 26, 2015	September 24, 2016
Raw materials	$125,324	$118,827	$120,786
Work in progress	21,024	15,086	17,378
Finished goods	273,730	271,134	217,788
Supplies	10,093	11,411	6,052
Total inventories, net	$430,171	$416,458	$362,004

5.	Goodwill
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

6.	Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
			(in millions)
December 24, 2016
Marketing-related intangible assets – amortizable	$14.9	$(11.5)	$—	$3.4
Marketing-related intangible assets – nonamortizable	62.8	—	(26.0)	36.8
Total	77.7	(11.5)	(26.0)	40.2
Customer-related intangible assets – amortizable	64.3	(27.0)	—	37.3
Other acquired intangible assets – amortizable	20.8	(11.9)	—	8.9
Other acquired intangible assets – nonamortizable	7.7	—	(1.2)	6.5
Total	28.5	(11.9)	(1.2)	15.4
Total other intangible assets	$170.5	$(50.4)	$(27.2)	$92.9
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
			(in millions)
December 26, 2015
Marketing-related intangible assets – amortizable	$14.1	$(10.7)	$—	$3.4
Marketing-related intangible assets – nonamortizable	59.6	—	(24.2)	35.4
Total	73.7	(10.7)	(24.2)	38.8
Customer-related intangible assets – amortizable	43.3	(22.8)	—	20.5
Other acquired intangible assets – amortizable	19.3	(10.6)	—	8.7
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	27.1	(10.6)	(1.2)	15.3
Total other intangible assets	$144.1	$(44.1)	$(25.4)	$74.6
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
			(in millions)
September 24, 2016
Marketing-related intangible assets – amortizable	$14.9	$(11.3)	$—	$3.6
Marketing-related intangible assets – nonamortizable	63.0	—	(26.0)	37.0
Total	77.9	(11.3)	(26.0)	40.6
Customer-related intangible assets – amortizable	65.6	(26.1)	—	39.5
Other acquired intangible assets – amortizable	20.8	(11.6)	—	9.2
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	28.6	(11.6)	(1.2)	15.8
Total other intangible assets	$172.1	$(49.0)	$(27.2)	$95.9

Other acquired intangible assets include contract-based and technology-based intangible assets.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. In fiscal 2016, the Company recognized a non-cash $1.8 million impairment charge to certain indefinite-lived intangible assets as a result of increased competition in the marketplace and declining volume of sales. Other factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in fiscal 2016 or during the three months ended December 24, 2016, and accordingly, no impairment testing was performed on these assets.
The Company amortizes its acquired intangible assets with definite lives over periods ranging from four years to 25 years; over weighted average remaining lives of six years for marketing-related intangibles, 11 years for customer-related intangibles and 13 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $1.4 million and $1.0 million for the three month periods ended December 24, 2016 and December 26, 2015, respectively, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $5 million per year from fiscal 2017 through fiscal 2021
.

7.	Long-Term Debt
Long-term debt consists of the following:

	December 24, 2016	December 26, 2015	September 24, 2016
	(in thousands)
Senior notes, interest at 6.125%, payable semi-annually, principal due November 2023	$400,000	$400,000	$400,000
Unamortized debt issuance costs	(5,436)	(6,194)	(5,635)
Net carrying value	394,564	393,806	394,365
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.25% to 1.75% or Base Rate plus a margin of 0.25% to 0.75%, final maturity December 2018	—	42,000	—
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.25% to 1.50% or Base Rate plus a margin of 0.25% to 0.50%, final maturity April 2021	—	—	—
Other notes payable	844	379	904
Total	395,408	436,185	395,269
Less current portion	(397)	(292)	(463)
Long-term portion	$395,011	$435,893	$394,806
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
As a result of the Company’s redemption of the 2018 Notes, the Company incurred a call premium payment of $8.3 million, overlapping interest expense for 30 days of approximately $2.7 million and a $3.3 million non-cash charge for the write off of unamortized deferred financing costs and discount related to the 2018 Notes. These amounts are included in interest expense in the condensed consolidated statements of operations for the quarter ended December 26, 2015.

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
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all covenants as of December 24, 2016.
Asset-Based Loan Facility Amendment
On April 22, 2016, the Company entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein (collectively, the “Amended Credit Facility”). The Amended Credit Facility matures on April 22, 2021. The Company may borrow, repay and reborrow amounts under the Amended Credit Facility until its maturity date, at which time all amounts outstanding under the Amended Credit Facility must be repaid in full. As of December 24, 2016, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $2.6 million outstanding as of December 24, 2016.
The Amended Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of December 24, 2016, the borrowing base and remaining borrowing availability was $329.1 million. Borrowings under the Amended Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25% - 1.50% and was 1.25% as of December 24, 2016, and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.5% and was 0.25% as of December 24, 2016. As of December 24, 2016, the applicable interest rate related to Base Rate borrowings was 4.0%, and the applicable interest rate related to LIBOR-based borrowings was 2.0%.
The Company incurred approximately $1.2 million of debt issuance costs in conjunction with this transaction, which included underwriter fees, legal and accounting expenses. The debt issuance costs will be amortized over the term of the Amended Credit Facility.
The Amended Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Amended Credit Facility is secured by substantially all assets of the Company. The Company was in compliance with all financial covenants under the Amended Credit Facility during the quarter ended December 24, 2016.

8.	Supplemental Equity Information

The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest for the three months ended December 24, 2016 and December 26, 2015

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 24, 2016	$120	$374	$16	$393,297	$160,501	$(1,294)	$553,014	$1,573	$554,587
Comprehensive income					7,637	(508)	7,129	152	7,281
Amortization of share-based awards				2,118			2,118		2,118
Restricted share activity		(1)		(3,312)			(3,313)		(3,313)
Issuance of common stock, including net share settlement of stock options	—	2		(4,033)			(4,031)		(4,031)
Tax benefit on stock option exercise, net of tax deficiency				4,332			4,332		4,332
Distribution to Noncontrolling interest								(1,018)	(1,018)
Balance December 24, 2016	$120	$375	$16	$392,402	$168,138	$(1,802)	$559,249	$707	$559,956

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 26, 2015	$119	$364	$16	$388,636	$115,987	$164	$505,286	$1,094	$506,380
Comprehensive income					(8,602)	(233)	(8,835)	(21)	(8,856)
Amortization of share-based awards				1,625			1,625		1,625
Restricted share activity		—		(216)			(216)		(216)
Issuance of common stock, including net share settlement of stock options		2		(360)			(358)		(358)
Tax benefit on stock option exercise, net of tax deficiency				898			898		898
Distribution to Noncontrolling interest								(592)	(592)
Balance December 26, 2015	$119	$366	$16	$390,583	$107,385	$(69)	$498,400	$481	$498,881

9.	Stock-Based Compensation

The Company recognized share-based compensation expense of $2.7 million and $2.2 million for the three months ended December 24, 2016 and December 26, 2015, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the three months ended December 24, 2016 and December 26, 2015 was $1.0 million and $0.8 million, respectively.

10.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	Three Months Ended			Three Months Ended
	December 24, 2016			December 26, 2015
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Net income available to common shareholders	$7,637	49,665	$0.15	$(8,602)	48,566	$(0.18)
Effect of dilutive securities:
Options to purchase common stock		1,356	—		—	—
Restricted shares		789	—		—	—
Diluted EPS:
Net income available to common shareholders	$7,637	51,810	$0.15	$(8,602)	48,566	$(0.18)

Options to purchase 2.9 million shares of common stock at prices ranging from $6.43 to $15.56 per share were outstanding at December 24, 2016, and options to purchase 4.3 million shares of common stock at prices ranging from $6.43 to $15.56 per share were outstanding at December 26, 2015.

For the three months ended December 24, 2016, all options outstanding were included in the computation of diluted earnings per share. For the three months ended December 26, 2015, the potential effects of stock awards were excluded from the diluted earnings per share calculation because their inclusion in a net loss period would be antidilutive to the earnings per share calculation.

11.	Segment Information

Management has determined that the Company has two operating segments, which are also reportable segments based on the level at which the Chief Operating Decision Maker reviews the results of operations to make decisions regarding performance assessment and resource allocation. These operating segments are Pet segment and Garden segment and are presented in the table below (in thousands).

	Three Months Ended
	December 24, 2016	December 26, 2015
Net sales:
Pet segment	$304,046	$248,662
Garden segment	115,452	111,150
Total net sales	$419,498	$359,812
Operating income (loss):
Pet segment	33,406	26,195
Garden segment	2,676	(3,254)
Corporate	(16,144)	(14,168)
Total income from operations	19,938	8,773
Interest expense - net	(6,835)	(22,123)
Other expense	(967)	(473)
Income tax expense (benefit)	4,347	(5,200)
Income (loss) including noncontrolling interest	7,789	(8,623)
Net income (loss) attributable to noncontrolling interest	152	(21)
Net income (loss) attributable to Central Garden & Pet Company	$7,637	$(8,602)
Depreciation and amortization:
Pet segment	$5,830	4,464
Garden segment	1,507	1,685
Corporate	2,672	2,883
Total depreciation and amortization	$10,009	$9,032

	December 24, 2016	December 26, 2015	September 24, 2016
Assets:
Pet segment	$575,192	$540,218	$508,879
Garden segment	354,674	342,811	304,901
Corporate	317,835	328,180	398,413
Total assets	$1,247,701	$1,211,209	$1,212,193
Goodwill (included in corporate assets above):
Pet segment	$224,912	$209,089	$225,912
Garden segment	5,473	—	5,473
Total goodwill	$230,385	$209,089	$231,385

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
Kaytee Products, Inc.
Matson, LLC
New England Pottery, LLC
Pennington Seed, Inc. (including Gro Tec, Inc. and All-Glass Aquarium Co., Inc.)
Pets International, Ltd.
Segrest, Inc. (including Blue Springs Hatchery, Inc., Segrest Farms, Inc., Florida Tropical Distributors International, Inc., Sun Pet, Ltd and Aquatica Tropicals, Inc.)
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
During the second quarter of fiscal 2016, the Company added Hydro-Organics Wholesale, Inc., IMS Trading, LLC and IMS Southern, LLC as guarantors of the 2023 Notes. Financial results for the quarter ended December 26, 2015 previously reflected IMS Trading, LLC and IMS Southern, LLC as part of Parent. In accordance with Rule 3-10 of the Securities and Exchange Commission's Regulation S-X, financial results presented herein for the fiscal quarter ended December 26, 2015 have been adjusted to reflect the current Guarantor status.

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Three Months Ended December 24, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$155,518	$14,024	$266,438	$(16,482)	$419,498
Cost of goods sold and occupancy	121,136	11,678	181,440	(15,434)	298,820
Gross profit	34,382	2,346	84,998	(1,048)	120,678
Selling, general and administrative expenses	35,965	3,664	62,159	(1,048)	100,740
Operating income (loss)	(1,583)	(1,318)	22,839	—	19,938
Interest expense	(6,851)	(17)	(5)	—	(6,873)
Interest income	38	—	—	—	38
Other expense	(603)	(193)	(171)	—	(967)
Income (loss) before taxes and equity in earnings of affiliates	(8,999)	(1,528)	22,663	—	12,136
Income tax expense (benefit)	(3,192)	(411)	7,950	—	4,347
Equity in earnings (losses) of affiliates	13,444	—	(811)	(12,633)	—
Net income (loss) including noncontrolling interest	7,637	(1,117)	13,902	(12,633)	7,789
Net income attributable to noncontrolling interest	—	152	—	—	152
Net income (loss) attributable to Central Garden & Pet Company	$7,637	$(1,269)	$13,902	$(12,633)	$7,637

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Three Months Ended December 26, 2015
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$116,963	$15,271	$242,723	$(15,145)	$359,812
Cost of goods sold and occupancy	94,269	12,949	166,971	(14,163)	260,026
Gross profit	22,694	2,322	75,752	(982)	99,786
Selling, general and administrative expenses	29,300	3,812	58,883	(982)	91,013
Operating income (loss)	(6,606)	(1,490)	16,869	—	8,773
Interest expense	(22,133)	(12)	—	—	(22,145)
Interest income	21	1	—	—	22
Other expense	(71)	(67)	(335)	—	(473)
Income (loss) before taxes and equity in earnings of affiliates	(28,789)	(1,568)	16,534	—	(13,823)
Income tax expense (benefit)	(10,873)	(512)	6,185	—	(5,200)
Equity in earnings (losses) of affiliates	9,314	—	(786)	(8,528)	—
Net income (loss) including noncontrolling interest	(8,602)	(1,056)	9,563	(8,528)	(8,623)
Net loss attributable to noncontrolling interest	—	(21)	—	—	(21)
Net income (loss) attributable to Central Garden & Pet Company	$(8,602)	$(1,035)	$9,563	$(8,528)	$(8,602)

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended December 24, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$7,637	$(1,117)	$13,902	$(12,633)	$7,789
Other comprehensive income (loss):
Foreign currency translation	(508)	(355)	(50)	405	(508)
Total comprehensive income (loss)	7,129	(1,472)	13,852	(12,228)	7,281
Comprehensive income attributable to noncontrolling interests	—	152	—	—	152
Comprehensive income (loss) attributable to Central Garden & Pet Company	$7,129	$(1,624)	$13,852	$(12,228)	$7,129

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended December 26, 2015
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(8,602)	$(1,056)	$9,563	$(8,528)	$(8,623)
Other comprehensive income (loss):
Foreign currency translation	(233)	(141)	(51)	192	(233)
Total comprehensive income (loss)	(8,835)	(1,197)	9,512	(8,336)	(8,856)
Comprehensive loss attributable to noncontrolling interests	—	(21)	—	—	(21)
Comprehensive income (loss) attributable to Central Garden & Pet Company	$(8,835)	$(1,176)	$9,512	$(8,336)	$(8,835)

	CONSOLIDATING CONDENSED BALANCE SHEET
	December 24, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,772	$3,997	$812	$—	$6,581
Restricted cash	10,981	—	—	—	10,981
Accounts receivable, net	72,850	6,919	112,455	—	192,224
Inventories	137,615	15,435	277,121	—	430,171
Prepaid expenses and other	22,687	914	29,745	—	53,346
Total current assets	245,905	27,265	420,133	—	693,303
Land, buildings, improvements and equipment, net	39,384	3,858	126,594	—	169,836
Goodwill	15,058	—	215,327	—	230,385
Other long-term assets	29,297	3,525	129,848	(8,493)	154,177
Intercompany receivable	38,559	—	586,588	(625,147)	—
Investment in subsidiaries	1,251,408	—	—	(1,251,408)	—
Total	$1,619,611	$34,648	$1,478,490	$(1,885,048)	$1,247,701
LIABILITIES AND EQUITY
Accounts payable	$46,208	$7,146	$81,883	$—	$135,237
Accrued expenses	42,223	1,362	50,909	—	94,494
Current portion of long-term debt	22	—	375	—	397
Total current liabilities	88,453	8,508	133,167	—	230,128
Long-term debt	394,564	—	447	—	395,011
Intercompany payable	575,187	49,960	—	(625,147)	—
Losses in excess of investment in subsidiaries	—	—	21,014	(21,014)	—
Other long-term obligations	2,158	—	68,941	(8,493)	62,606
Total Central Garden & Pet shareholders’ equity (deficit)	559,249	(24,527)	1,254,921	(1,230,394)	559,249
Noncontrolling interest	—	707	—	—	707
Total equity (deficit)	559,249	(23,820)	1,254,921	(1,230,394)	559,956
Total	$1,619,611	$34,648	$1,478,490	$(1,885,048)	$1,247,701

	CONSOLIDATING CONDENSED BALANCE SHEET
	December 26, 2015
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$918	$5,034	$3,054	$—	$9,006
Restricted cash	11,939	—	—	—	11,939
Short term investments	—	—	—	—	—
Accounts receivable, net	68,141	7,398	119,818	—	195,357
Inventories	128,587	17,253	270,618	—	416,458
Prepaid expenses and other	35,085	962	23,826	—	59,873
Total current assets	244,670	30,647	417,316	—	692,633
Land, buildings, improvements and equipment, net	49,227	3,787	110,934	—	163,948
Goodwill	—	—	209,089	—	209,089
Other long-term assets	54,866	3,540	89,198	(2,065)	145,539
Intercompany receivable	33,348	—	456,706	(490,054)	—
Investment in subsidiaries	1,092,134	—	—	(1,092,134)	—
Total	$1,474,245	$37,974	$1,283,243	$(1,584,253)	$1,211,209
LIABILITIES AND EQUITY
Accounts payable	$51,305	$9,085	$68,701	$—	$129,091
Accrued expenses	41,384	1,520	46,143	—	89,047
Current portion of long-term debt	262	—	30	—	292
Total current liabilities	92,951	10,605	114,874	—	218,430
Long-term debt	435,835	—	58	—	435,893
Intercompany payable	444,900	45,154	—	(490,054)	—
Losses in excess of investment in subsidiaries	—	—	17,536	(17,536)	—
Other long-term obligations	2,159	—	57,911	(2,065)	58,005
Total Central Garden & Pet shareholders’ equity (deficit)	498,400	(18,266)	1,092,864	(1,074,598)	498,400
Noncontrolling interest	—	481	—	—	481
Total equity (deficit)	498,400	(17,785)	1,092,864	(1,074,598)	498,881
Total	$1,474,245	$37,974	$1,283,243	$(1,584,253)	$1,211,209

	CONSOLIDATING CONDENSED BALANCE SHEET
	September 24, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$82,158	$9,695	$1,129	$—	$92,982
Restricted cash	10,910	—	—	—	10,910
Accounts receivable, net	59,617	5,156	136,378	—	201,151
Inventories	113,317	11,752	236,935	—	362,004
Prepaid expenses and other assets	20,978	817	25,964	—	47,759
Total current assets	286,980	27,420	400,406	—	714,806
Land, buildings, improvements and equipment, net	41,083	3,897	113,244	—	158,224
Goodwill	15,058	—	216,327	—	231,385
Other long-term assets	30,555	2,980	85,701	(11,458)	107,778
Intercompany receivable	32,778	—	567,374	(600,152)	—
Investment in subsidiaries	1,176,990	—	—	(1,176,990)	—
Total	$1,583,444	$34,297	$1,383,052	$(1,788,600)	$1,212,193
LIABILITIES AND EQUITY
Accounts payable	$34,096	$3,953	$64,364	$—	$102,413
Accrued expenses and other liabilities	47,862	1,410	50,071	—	99,343
Current portion of long term debt	88	—	375	—	463
Total current liabilities	82,046	5,363	114,810	—	202,219
Long-term debt	394,364	—	442	—	394,806
Intercompany payable	553,964	46,188	—	(600,152)	—
Losses in excess of investment in subsidiaries	—	—	16,126	(16,126)	—
Other long-term obligations	56	—	71,983	(11,458)	60,581
Total Central Garden & Pet shareholders’ equity (deficit)	553,014	(18,827)	1,179,691	(1,160,864)	553,014
Noncontrolling interest	—	1,573	—	—	1,573
Total equity (deficit)	553,014	(17,254)	1,179,691	(1,160,864)	554,587
Total	$1,583,444	$34,297	$1,383,052	$(1,788,600)	$1,212,193

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Three Months Ended December 24, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(27,540)	$(4,428)	$22,731	$(4,076)	$(13,313)
Additions to property, plant and equipment	(1,831)	(110)	(11,027)	—	(12,968)
Payments to acquire companies, net of cash acquired	(60,042)	—	—	—	(60,042)
Proceeds from sale of business, facility and other assets	2	—	7,958	—	7,960
Change in restricted cash and cash equivalents	(71)	—	—	—	(71)
Investment in equity method investee	(2,000)	—	—	—	(2,000)
Other investing activities	(265)	—	—	—	(265)
Intercompany investing activities	(5,781)	—	(19,214)	24,995	—
Net cash used by investing activities	(69,988)	(110)	(22,283)	24,995	(67,386)
Repayments on revolving line of credit	(1,000)	—	—	—	(1,000)
Borrowings on revolving line of credit	1,000	—	—	—	1,000
Repayments of long-term debt	(66)	—	(8)	—	(74)
Excess tax benefits from stock-based awards	4,356	—	—	—	4,356
Repurchase of common stock	(7,913)	—	—	—	(7,913)
Distribution to parent	—	(4,076)	—	4,076	—
Distribution to noncontrolling interest	—	(1,018)	—	—	(1,018)
Payment of contingent consideration	—	—	(860)	—	(860)
Intercompany financing activities	21,223	3,772	—	(24,995)	—
Net cash provided (used) by financing activities	17,600	(1,322)	(868)	(20,919)	(5,509)
Effect of exchange rates on cash	(458)	162	103	—	(193)
Net increase (decrease) in cash and cash equivalents	(80,386)	(5,698)	(317)	—	(86,401)
Cash and cash equivalents at beginning of period	82,158	9,695	1,129	—	92,982
Cash and cash equivalents at end of period	$1,772	$3,997	$812	$—	$6,581

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Three Months Ended December 26, 2015
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(19,914)	$(1,065)	$25,382	$(4,884)	$(481)
Additions to property, plant and equipment	(707)	(226)	(4,323)	—	(5,256)
Payments to acquire companies, net of cash acquired	(68,529)	—	—	—	(68,529)
Change in restricted cash and cash equivalents	1,218	—	—	—	1,218
Other investing activities	(200)	—	—	—	(200)
Intercompany investing activities	(653)	—	(19,321)	19,974	—
Net cash used by investing activities	(68,871)	(226)	(23,644)	19,974	(72,767)
Repayments of long-term debt	(400,065)	—	(7)	—	(400,072)
Borrowings under revolving line of credit	79,000	—	—	—	79,000
Repayments on revolving line of credit	(37,000)	—	—	—	(37,000)
Issuance of long-term debt	400,000				400,000
Excess tax benefits from stock-based awards	900	—	—	—	900
Repurchase of common stock	(1,167)	—	—	—	(1,167)
Distribution to parent	—	(4,884)	—	4,884	—
Distribution to noncontrolling interest	—	(592)	—	—	(592)
Payment of financing costs	(6,324)				(6,324)
Intercompany financing activities	18,261	1,713	—	(19,974)	—
Net cash provided (used) by financing activities	53,605	(3,763)	(7)	(15,090)	34,745
Effect of exchange rates on cash	(182)	66	41	—	(75)
Net increase decrease in cash and cash equivalents	(35,362)	(4,988)	1,772	—	(38,578)
Cash and cash equivalents at beginning of year	36,280	10,022	1,282	—	47,584
Cash and cash equivalents at end of year	$918	$5,034	$3,054	$—	$9,006

13.	Contingencies

The Company may from time to time become involved in legal proceedings in the ordinary course of business. Currently, the Company is not a party to any legal proceedings that management believes would have a material effect on the Company’s financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company
The Company is a leading innovator, marketer and producer, of quality branded products and distributor of third party products in the pet and lawn and garden supplies industries in the United States. The total pet food, treats and supplies industry in 2015 was estimated by Packaged Facts to have been approximately $50.8 billion in annual retail sales. We estimate the annual retail sales of the pet supplies and consumables and natural pet food markets in the categories in which we participate to be approximately $30.1 billion. The total lawn and garden consumables and decorative products industry in the United States is estimated to be approximately $25.0 billion in annual retail sales, including fertilizer, pesticides, growing media, seeds, mulch, other consumables and decorative products. We estimate the annual retail sales of the lawn and garden consumables and decorative products markets in the categories in which we participate to be approximately $17.6 billion.
Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, super premium dog and cat food and treats, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; live fish and products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under the brands including Adams™, Aqueon®, Avoderm®, Bio Spot Active Care™, Cadet®, Farnam®, Four Paws®, Kaytee®, Nylabone®, Pinnacle®, TFH™, Zilla® as well as a number of other brands including Altosid, Comfort Zone®, Coralife®, Interpet, Kent Marine®, Pet Select®, Super Pet®, and Zodiac®.
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

Recent Developments
Fiscal 2017 First Quarter Financial Performance:

•	Net sales increased $59.7 million, or 16.6%, to $419.5 million from the prior year quarter. Pet segment sales increased $55.3 million, and Garden segment sales increased $4.4 million.

•	Gross margin increased 110 basis points to 28.8% and gross profit increased $20.9 million, with both segments contributing to the increases.

•	Selling, general & administrative expense increased $9.7 million to $100.7 million, but declined as a percentage of net sales as compared to the prior year quarter.

•
Operating income improved $11.2 million from the prior year quarter, to $19.9 million in the first quarter of fiscal 2017. Adjusting for the gain on the sale of a distribution facility in the fiscal 2017 quarter, operating income increased $9.1 million.

•
Our net income in the first quarter of fiscal 2017 was $7.6 million, or $0.15 per diluted share, compared to a net loss of $8.6 million, or $0.18 per diluted share, in the first quarter of fiscal 2016. Non-GAAP net income was $6.3 million, or $0.12 per diluted share, adjusting for the gain on the sale of the distribution facility in the fiscal 2017 quarter, compared to $0.3 million, or $0.01 per diluted share in the first quarter of fiscal 2016, adjusting for the incremental expenses incurred in the prior year period for the refinancing of our $400 million Senior Subordinated Notes.

Segrest, Inc. Acquisition
In October 2016, we purchased Segrest Inc. for a purchase price of $60 million, of which $6 million is in an escrow account, payment of which is contingent upon future events. Segrest is the leading wholesaler of aquarium fish and is expected to strengthen our position in the aquatics category and provide the opportunity for synergies with our existing aquatics business.
Veterinary Products Business

In November 2016, we sold a small veterinary products division, which had sales of $8.6 million in fiscal 2016. The business was not profitable over the last several years.

Use of Non-GAAP Financial Measures
We report our financial results in accordance with U.S. generally accepted accounting principles (GAAP). However, to supplement the financial results prepared in accordance with GAAP, we use non-GAAP financial measures including non-GAAP operating income on a consolidated and segment basis and non-GAAP net income and diluted net income per share. Management believes these non-GAAP financial measures that exclude the impact of specific items (described below) may be useful to investors in their assessment of our ongoing operating performance and provide additional meaningful comparisons between current results and results in prior operating periods.
The reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in the tables below. We believe that the non-GAAP financial measures provide useful information to investors and other users of our financial statements, by allowing for greater transparency in the review of our financial and operating performance. Management also uses these non-GAAP financial measures in making financial, operating and planning decisions and in evaluating our performance, and we believe these measures similarly may be useful to investors in evaluating our financial and operating performance and the trends in our business from management's point of view. While our management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results. We have not provided a reconciliation of non-GAAP guidance measures to the corresponding GAAP measures on a forward-looking basis, because such reconciliation cannot be done without unreasonable efforts due to the potential significant variability and limited visibility of the excluded items discussed below.
Non-GAAP financial measures reflect adjustments based on the following items:

•
Gains or losses on disposals of significant plant assets: we have excluded the impact of gains or losses on the disposal of facilities as these represent infrequent transactions that impact comparability between operating periods. We believe the adjustment of these gains or losses supplements the GAAP information with a measure that may be used to help assess the sustainability of our continuing operating performance.

•
Loss on early extinguishment of debt: we have excluded the charges associated with the refinancing of our 2018 Notes as the amount and frequency of such charges are not consistent and are significantly impacted by the timing and size of debt financing transactions.

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

The non-GAAP adjustments reflect the following:

(1)
During the first quarter of fiscal 2017, we recorded a $2.0 million gain in our Garden segment from the sale of a distribution facility resulting from rationalizing our facilities to reduce excess capacity. This adjustment was recorded as part of selling, general and administrative costs in the condensed consolidated statements of operations.

(2)
During the first quarter of fiscal 2016, we redeemed our 2018 Notes and issued senior notes due November 2023. As a result of the redemption, we incurred incremental expenses of $14.3 million, comprised of a call premium payment of $8.3 million, a $2.7 million payment of overlapping interest expense for 30 days and a $3.3 million non-cash charge for the write off of unamortized deferred financing costs and discount related to the 2018 Notes. These amounts are included in Interest expense in the condensed consolidated statements of operations.

Operating Income Reconciliation		GAAP to Non-GAAP Reconciliation (in thousands) For the Three Months Ended
		December 24, 2016	December 26, 2015
GAAP operating income		$19,938	$8,773
Sale of distribution facility	(1)	(2,050)	—
Non-GAAP operating income		$17,888	$8,773
GAAP operating margin		4.8%	2.4%
Non-GAAP operating margin		4.3%	2.4%

		GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Three Months Ended
Net Income and Diluted Net Income Per Share Reconciliation		December 24, 2016	December 26, 2015
GAAP net income (loss) attributable to Central Garden & Pet		$7,637	$(8,602)
Sale of distribution facility	(1)	(2,050)	—
2018 notes redemption	(2)	—	14,339
Tax effects of non-GAAP adjustments		734	(5,394)
Total net income (loss) impact from non-GAAP adjustments		(1,316)	8,945
Non-GAAP net income attributable to Central Garden & Pet		$6,321	$343
GAAP diluted net income per share		$0.15	$(0.18)
Non-GAAP diluted net income per share		$0.12	$0.01
Shares used in GAAP diluted net earnings per share calculation		51,810	48,566
Shares used in non-GAAP diluted net earnings per share calculation		51,810	50,684
Organic Net Sales Reconciliation

We have provided organic net sales, a non-GAAP measure that excludes the impact of recent acquisitions and dispositions, because we believe it permits investors to better understand the performance of our historical business. We define organic net sales as net sales from our historical business derived by excluding the net sales from businesses acquired or exited in the preceding 12 months. After an acquired business has been part of our consolidated results for 12 months, the change in net sales thereafter is considered part of the increase or decrease in organic net sales.

	GAAP to Non-GAAP Reconciliation (in thousands) For the Three Months Ended
Consolidated	December 24, 2016	December 26, 2015	Percentage change

Reported Net Sales - GAAP	$419.5	$359.8	16.6%
Effect of acquisitions and divestitures	41.8	6.7

Organic net sales	$377.7	$353.1	7.0%

	GAAP to Non-GAAP Reconciliation (in thousands) For the Three Months Ended
Pet Segment	December 24, 2016	December 26, 2015	Percentage change

Reported Net Sales - GAAP	$304.0	$248.7	22.2%
Effect of acquisitions and divestitures	41.8	1.6

Organic net sales	$262.2	$247.1	6.1%

Results of Operations
Three Months Ended December 24, 2016
Compared with Three Months Ended December 26, 2015
Net Sales
Net sales for the three months ended December 24, 2016 increased $59.7 million, or 16.6%, to $419.5 million from $359.8 million for the three months ended December 26, 2015. Our branded product sales increased $56.3 million, and sales of other manufacturers’ products increased $3.4 million. After taking into account the impact of acquisitions and divestitures, organic net sales increased $24.6 million, or 7.0%, as compared to the fiscal 2016 quarter.
Pet net sales increased $55.3 million, or 22.2%, to $304.0 million for the three months ended December 24, 2016 from $248.7 million for the three months ended December 26, 2015. The increase in net sales was due to two recently acquired businesses which contributed $40.5 million and organic net sales growth of $15.1 million, primarily in our Dog & Cat category. Pet organic net sales increased 6.1%. Pet branded product sales increased $57.7 million, due primarily to the two recent acquisitions and, to a lesser extent, to the organic net sales growth noted above, partially offset by a $2.4 million decrease in sales of other manufacturers’ products.
Garden net sales increased $4.4 million, or 4.0%, to $115.5 million for the three months ended December 24, 2016 from $111.1 million for the three months ended December 26, 2015. Garden branded product sales decreased $1.4 million, and sales of other manufacturers’ products increased $5.8 million. The sales decrease in branded products was due primarily to a $5.2 million decrease caused by our exit from the holiday decor business in January 2016 partially offset by minor increases in most of the other garden categories in which we participate. The increase in sales of other manufacturer's products was due primarily to increased distribution.
Gross Profit
Gross profit for the three months ended December 24, 2016 increased $20.9 million, or 20.9%, to $120.7 million from $99.8 million for the three months ended December 26, 2015. While both our operating segments contributed to the increase in gross profit, the increase was primarily in the Pet segment due principally to the two most recent acquisitions, owned less than a year, and growth in our dog and cat category. Gross margin increased 110 basis points to 28.8% for the three months ended December 24, 2016 from 27.7% for the three months ended December 26, 2015. The increase was primarily driven by the improved gross margin in the Garden segment, although both segments contributed to the margin increase. In our Garden segment, improved gross margin was due primarily to lower input costs and a favorable product mix. In our Pet segment, the improved gross margin was due primarily to the favorable mix and our recent acquisition.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $9.7 million, or 10.7%, to $100.7 million for the three months ended December 24, 2016 from $91.0 million for the three months ended December 26, 2015. As a percentage of net sales, selling, general and administrative expenses decreased to 24.0% for the three months ended December 24, 2016, compared to 25.3% in the comparable prior year quarter. Excluding a $2.0 million gain from the sale of a distribution facility, which is included within warehouse and administrative expenses, the increase in selling, general and administrative expenses would have been $11.8 million and as a percentage of net sales, selling, general and administrative expense would have been 24.5%. Increased expense in the Pet segment and at corporate in the quarter was partially offset by decreased expense in the Garden segment.
Selling and delivery expense increased $3.6 million, or 7.5%, to $50.5 million for the three months ended December 24, 2016 from $46.9 million for the three months ended December 26, 2015. The increase was in our Pet segment due to recent acquisitions and increased selling and delivery expense supporting the increase in sales. Although selling and delivery expense increased in dollar terms, they declined as a percentage of net sales.
Warehouse and administrative expense increased $6.1 million, or 14.1%, to $50.2 million for the quarter ended December 24, 2016 from $44.1 million for the quarter ended December 26, 2015. Excluding a $2.0 million gain from the sale of a distribution facility, warehouse and administrative expense increased $7.2 million. Increased expense in the Pet segment and at corporate was partially offset by decreased expense in the Garden segment. The increased expense was due primarily to recent acquisitions and facility transition costs in the Pet segment and increased insurance related expense and equity compensation expense at corporate, partially offset by the gain on the sale of the distribution facility and reduced expense from the business exited in the prior year in the Garden segment. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income increased $11.1 million to $19.9 million for the three months ended December 24, 2016 from $8.8 million for the three months ended December 26, 2015. Increased sales of $59.7 million and an improved gross margin were partially offset by a $9.7 million increase in selling, general and administrative costs. Operating margin improved to 4.8% for the three months ended December 24, 2016 from 2.4% for the three months ended December 26, 2015 due to an improvement in gross margin and a decrease in selling, general and administrative expenses as a percentage of net sales. Excluding the gain resulting from the sale of a distribution facility, operating income increased $9.1 million and the operating margin was 4.3%.
Pet operating income increased $7.2 million, or 27.5%, to $33.4 million for the three months ended December 24, 2016 from $26.2 million for the three months ended December 26, 2015. The increase was due primarily to increased sales and an improved gross margin partially offset by increased selling, general and administrative expenses. Pet operating margin increased to 11.0% for the three months ended December 24, 2016 from 10.5% for the three months ended December 26, 2015 due to an improved gross margin and lower selling, general and administrative costs as a percentage of net sales.
Garden operating income increased $6.0 million to $2.7 million for the three months ended December 24, 2016 from an expense of $3.3 million for the three months ended December 26, 2015. The increase was due to increased sales and an improved gross margin aided by decreased selling, general and administrative expenses primarily due to lower input costs, a favorable product mix and the gain on the sale of a distribution facility.
Corporate operating expense increased $2.1 million to $16.2 million in the current year quarter from $14.1 million in the fiscal 2016 quarter due primarily to increased insurance related expenses and equity compensation expense.
Net Interest Expense
Net interest expense for the three months ended December 24, 2016 decreased $15.3 million, or 69.1%, to $6.8 million from $22.1 million for the three months ended December 26, 2015. In November 2015, we issued $400 million aggregate principal amount of 2023 Notes and replaced our outstanding 2018 Notes. As a result of our redemption of the 2018 Notes, we recognized incremental interest expense of approximately $14.3 million. Excluding the $14.3 million of incremental expense related to the issuance and redemption of our fixed rate debt in the fiscal 2016 quarter, interest expense decreased $1.0 million to $6.8 million from $7.8 million in the comparable prior year quarter. The decrease was due principally to the lower interest rate on our 2023 Notes.
Debt outstanding on December 24, 2016 was $395.4 million compared to $436.2 million as of December 26, 2015. Our average borrowing rate for the current quarter decreased to 6.3% from 7.2% for the prior year quarter.
Other Expense
Other expense is comprised of income from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other expense increased $0.5 million to $1.0 million for the quarter ended December 24, 2016, from $0.5 million for the quarter ended December 26, 2015 due primarily to equity method losses and related expenses.
Income Taxes
Our effective income tax rate was 35.8% for the quarter ended December 24, 2016 and 37.6% for the quarter ended December 26, 2015. The decrease in the income tax rate was due primarily to projected additional tax incentives in the current year.

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
We service two broad markets: pet supplies and lawn and garden supplies. Our pet supplies businesses primarily involve products that have a year round selling cycle with a slight degree of seasonality. As a result, it is not necessary to maintain large quantities of inventory to meet peak demands. Our lawn and garden businesses are highly seasonal with approximately 66% of our Garden segment’s net sales occurring during the second and third fiscal quarters. This seasonality requires the shipment of large quantities of product well ahead of the peak consumer buying periods. To encourage retailers and distributors to stock large quantities of inventory, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.
Operating Activities
Net cash used by operating activities increased by $12.8 million, from $0.5 million for the three months ended December 26, 2015, to $13.3 million for the three months ended December 24, 2016. The increase in cash used was due primarily to a decrease in cash flow from working capital accounts for the period ended December 24, 2016, primarily receivables and inventory, as compared to the prior year period. We have begun our seasonal inventory build for the upcoming garden season and remain focused on maintaining high fill rates and service levels to our customers.

Investing Activities
Net cash used in investing activities decreased $5.4 million, from $72.8 million for the three months ended December 26, 2015 to $67.4 million during the three months ended December 24, 2016. The decrease in cash used in investing activities was due primarily to decreased acquisition activity in the current year compared to the prior year, as well as an increase in proceeds from the sale of a small veterinary division and a distribution facility in our Garden segment during the first fiscal quarter of 2017. In October 2016, we acquired Segrest Inc., a wholesaler of aquarium fish, for a purchase price of $60 million, of which $6 million is in an escrow account managed by an independent trustee and is payable in the future contingent upon future events. We made two acquisitions during the first fiscal quarter of 2016. On September 30, 2015, we acquired Hydro-Organics Wholesale Inc., an organic fertilizer company, for approximately $7.8 million cash and approximately $2.6 million of estimated contingent future performance-based payments. In December 2015, we purchased the pet bedding business and certain other assets of DMC for approximately $61 million. The decreased acquisition activity in the current year period was partially offset by an increase in capital expenditures of approximately $7.7 million in the current year period compared to the prior year period.

Financing Activities
Net cash used by financing activities increased $40.3 million, from $34.7 million of cash provided by financing activities for the three months ended December 26, 2015, to $5.5 million of cash used for the three months ended December 24, 2016. The increase in cash used by financing activities was due primarily to lower net borrowings under our asset backed loan facility in the current year period compared to the prior year period, as well as an increase in taxes paid for shares withheld in connection with the net share settlement of vested restricted stock and exercised options. These uses of cash were partially offset by the payment of financing costs associated with the issuance of our 2023 Notes, subsequent redemption of our 2018 Notes and amendment of our asset backed loan facility during the three months ended December 26, 2015, as well as an increase in cash flows from excess tax benefits from stock based awards due to the increase in stock option exercise activity during the current year period.

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
We believe that cash flows from operating activities, funds available under our asset backed loan facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital and capital expenditure requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $40 million to $45 million over the next 12 months.
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
At December 24, 2016, our total debt outstanding was $395.4 million, as compared with $436.2 million at December 26, 2015.
Senior Notes and Redemption of Senior Subordinated Notes
On November 2015, we issued $400 million aggregate principal amount of 6.125% senior notes due November 2023. In December 2015, we used the net proceeds from the offering, together with available cash, to redeem our $400 million aggregate principal amount of 8.25% senior subordinated notes due March 1, 2018 at a price of 102.063% of the principal amount and to pay fees and expenses related to the offering.
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
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all covenants as of December 24, 2016.
Asset-Based Loan Facility Amendment
In April 2016, we entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if we exercise the accordion feature set forth therein (collectively, the “Amended Credit Facility”). The Amended Credit Facility matures on April 22, 2021. We may borrow, repay and reborrow amounts under the Amended Credit Facility until its maturity date, at which time all amounts outstanding under the Amended Credit Facility must be repaid in full. As of December 24, 2016, there were no borrowings outstanding and no letters of credit outstanding under the Amended Credit Facility. There were other letters of credit of $2.6 million outstanding as of December 24, 2016.
The Amended Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of December 24, 2016, the borrowing base and remaining borrowing availability was $329.1 million. Borrowings under the Amended Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on our consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25% - 1.5% and was 0.0% as of December 24, 2016, and such applicable margin for Base Rate borrowings fluctuates between 0.25% - 0.5% and was 0.0% as of December 24, 2016. As of December 24, 2016, the applicable interest rate related to Base Rate borrowings was 4.0%, and the applicable interest rate related to LIBOR-based borrowings was 2.0%.
We incurred approximately $1.2 million of debt issuance costs in conjunction with this transaction, which included underwriter fees, legal and accounting expenses. The debt issuance costs will be amortized over the term of the Amended Credit Facility.
The Amended Credit Facility contains customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Amended Credit Facility is secured by substantially all of our assets. We were in compliance with all financial covenants under the Amended Credit Facility during the period ended December 24, 2016.
Off-Balance Sheet Arrangements
There have been no material changes to the information provided in our Annual Report on Form 10-K for the fiscal year ended September 24, 2016 regarding off-balance sheet arrangements.

Contractual Obligations
There have been no material changes outside the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 24, 2016.
New Accounting Pronouncements
Refer to Footnote 1 in the notes to the condensed consolidated financial statements for new accounting pronouncements.
Critical Accounting Policies, Estimates and Judgments
There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 24, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that discussed in our Annual Report on Form 10‑K for the fiscal year ended September 24, 2016.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and principal financial officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of December 24, 2016.
(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and our principal financial officer have evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2017. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in certain legal proceedings in the ordinary course of business. Currently, we are not a party to any legal proceedings that management believes would have a material effect on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the fiscal year ended September 24, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended December 24, 2016 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
September 25, 2016 - October 29, 2016	74,388	(2)	$24.48	—	$34,968,000
October 30, 2016 - November 26, 2016	463	(2)	$25.18	—	$34,968,000
November 27, 2016 - December 24, 2016	52,828	(2)	$28.02	—	$34,968,000
Total	127,679		$25.95	—	$34,968,000

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

4.1
Fifth Supplemental Indenture, dated as of December 23, 2016, by and among the Company, certain guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.125% Senior Notes due 2023.

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

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: February 2, 2017

/s/ GEORGE C. ROETH
George C. Roeth
President and Chief Executive Officer
(Principal Executive Officer)

/s/ HOWARD MACHEK
Howard Machek
Senior Vice President and Chief Accounting Officer
(Principal Financial Officer)