Form 10-Q
period 2017-03-25
CENTRAL GARDEN & PET CO
filed 2017-05-04
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 28, 2017	12,160,023
Class A Common Stock Outstanding as of April 28, 2017	37,811,221
Class B Stock Outstanding as of April 28, 2017	1,652,262

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in the Form 10-K for the fiscal year ended September 24, 2016, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materializes, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in, or imply by, any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances, except as required by law. Presently known risk factors include, but are not limited to, the following factors:

•	seasonality and fluctuations in our operating results and cash flow;
•fluctuations in market prices for seeds and grains and other raw materials;
•our inability to pass through cost increases in a timely manner;

•	our dependence upon key executives;

•	risks associated with new product introductions, including the risk that our new products will not produce sufficient sales to recoup our investment;

•	fluctuations in energy prices, fuel and related petrochemical costs;
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

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 25, 2017	March 26, 2016	September 24, 2016
ASSETS
Current assets:
Cash and cash equivalents	$6,169	$9,826	$92,982
Restricted cash	10,988	11,946	10,910
Accounts receivable (less allowance for doubtful accounts of $20,227, $23,759 and $21,069)	343,202	340,526	201,151
Inventories	426,385	390,754	362,004
Prepaid expenses and other	54,074	50,758	47,759
Total current assets	840,818	803,810	714,806
Land, buildings, improvements and equipment—net	175,940	164,794	158,224
Goodwill	230,385	213,753	231,385
Other intangible assets—net	91,424	82,989	95,865
Other assets	60,361	57,753	11,913
Total	$1,398,928	$1,323,099	$1,212,193
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$141,791	$133,211	$102,413
Accrued expenses	101,421	97,682	99,343
Current portion of long-term debt	374	594	463
Total current liabilities	243,586	231,487	202,219
Long-term debt	495,870	496,396	394,806
Other long-term obligations	64,981	62,274	60,581
Equity:
Common stock, 12,176,787, 11,908,317, and 11,998,472 shares outstanding at March 25, 2017, March 26, 2016 and September 24, 2016	122	119	120
Class A common stock, $0.01 par value: 37,731,149, 36,794,100 and 37,418,572 shares outstanding at March 25, 2017, March 26, 2016 and September 24, 2016	377	368	374
Class B stock, $0.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	391,541	391,665	393,297
Accumulated earnings	202,822	140,082	160,501
Accumulated other comprehensive income (loss)	(1,658)	(528)	(1,294)
Total Central Garden & Pet Company shareholders’ equity	593,220	531,722	553,014
Noncontrolling interest	1,271	1,220	1,573
Total equity	594,491	532,942	554,587
Total	$1,398,928	$1,323,099	$1,212,193
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 25, 2017	March 26, 2016	March 25, 2017	March 26, 2016
Net sales	$569,924	$541,249	$989,422	$901,061
Cost of goods sold and occupancy	386,395	371,910	685,215	631,936
Gross profit	183,529	169,339	304,207	269,125
Selling, general and administrative expenses	119,669	109,936	220,409	200,949
Operating income	63,860	59,403	83,798	68,176
Interest expense	(6,830)	(7,096)	(13,703)	(29,241)
Interest income	8	9	46	31
Other expense	(965)	(88)	(1,932)	(561)
Income before income taxes and noncontrolling interest	56,073	52,228	68,209	38,405
Income tax expense	20,824	18,793	25,171	13,593
Income including noncontrolling interest	35,249	33,435	43,038	24,812
Net income attributable to noncontrolling interest	565	738	717	717
Net income attributable to Central Garden & Pet Company	$34,684	$32,697	$42,321	$24,095
Net income per share attributable to Central Garden & Pet Company:
Basic	$0.69	$0.67	$0.85	$0.50
Diluted	$0.67	$0.65	$0.82	$0.48
Weighted average shares used in the computation of net income per share:
Basic	50,079	48,717	49,872	48,641
Diluted	51,983	50,445	51,911	50,558
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 25, 2017	March 26, 2016	March 25, 2017	March 26, 2016
Net income	$35,249	$33,435	$43,038	$24,812
Other comprehensive income (loss):
Foreign currency translation	144	(459)	(364)	(692)
Total comprehensive income	35,393	32,976	42,674	24,120
Comprehensive income attributable to noncontrolling interest	565	738	717	717
Comprehensive income attributable to Central Garden & Pet Company	$34,828	$32,238	$41,957	$23,403
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	March 25, 2017	March 26, 2016
Cash flows from operating activities:
Net income	$43,038	$24,812
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	20,344	18,202
Amortization of deferred financing costs	681	773
Stock-based compensation	5,279	3,578
Excess tax benefits from stock-based awards	(13,166)	(1,181)
Deferred income taxes	6,530	7,516
Write-off of deferred financing costs	—	3,337
Loss on sale of property and equipment	40	8
Gain on sale of facility	(2,050)
Other	1,085	25
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	(139,319)	(111,671)
Inventories	(63,775)	(35,220)
Prepaid expenses and other assets	6,919	1,749
Accounts payable	38,041	27,415
Accrued expenses	502	9,548
Other long-term obligations	(391)	266
Net cash used by operating activities	(96,242)	(50,843)
Cash flows from investing activities:
Additions to property and equipment	(26,794)	(12,795)
Payments to acquire companies, net of cash acquired	(60,042)	(68,901)
Proceeds from the sale of business, facility and other assets	8,268
Change in restricted cash	(78)	1,211
Investment in equity method investee	(2,000)	—
Other investing activities	(1,395)	(500)
Net cash used in investing activities	(82,041)	(80,985)
Cash flows from financing activities:
Repayments of long-term debt	(449)	(400,145)
Proceeds from issuance of long-term debt	—	400,000
Borrowings under revolving line of credit	216,000	280,000
Repayments under revolving line of credit	(115,000)	(178,000)
Repurchase of common stock, including shares surrendered for tax withholding	(20,172)	(1,722)
Payment of contingent consideration liability	(894)
Distribution to noncontrolling interest	(1,019)	(592)
Payment of financing costs	—	(6,362)
Excess tax benefits from stock-based awards	13,166	1,181
Net cash provided by financing activities	91,632	94,360
Effect of exchange rate changes on cash and cash equivalents	(162)	(290)
Net decrease in cash and cash equivalents	(86,813)	(37,758)
Cash and equivalents at beginning of period	92,982	47,584
Cash and equivalents at end of period	$6,169	$9,826
Supplemental information:
Cash paid for interest	$13,612	$18,781
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended March 25, 2017
(Unaudited)

1.	Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of March 25, 2017 and March 26, 2016, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three and six months ended March 25, 2017 and March 26, 2016, and the condensed consolidated statements of cash flows for the six months ended March 25, 2017 and March 26, 2016 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
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
Due to the seasonal nature of the Company’s garden business, the results of operations for the three and six months ended March 25, 2017 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2016 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 24, 2016 balance sheet presented herein was derived from the audited financial statements.
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
Restricted Cash
Restricted cash includes cash and highly liquid instruments that are used as collateral for stand-alone letter of credit agreements related to normal business transactions. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The amount of cash collateral in these segregated accounts was approximately $11.0 million, $11.9 million and $10.9 million as of March 25, 2017, March 26, 2016 and September 24, 2016, respectively, and is reflected in Restricted cash on the condensed consolidated balance sheets.
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
The Company does not perform the assessments required to achieve hedge accounting for commodity derivative positions. Accordingly, the changes in the values of these derivatives are recorded currently in other income (expense) in its condensed consolidated statements of operations. As of March 25, 2017 and March 26, 2016, the Company had no outstanding derivative instruments.

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

Stock Compensation
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
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15) . The ASU provides additional clarification guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, or the Company's first quarter of fiscal 2019, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2016-15 will have on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-18). This ASU clarifies the presentation of restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending cash balances on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, or the Company's first quarter of fiscal 2019, with early adoption permitted. The Company does not expect that ASU 2016-18 will have a material impact on its condensed consolidated financial statements and related disclosures.
Business Combinations

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (ASU 2017-01), which requires an evaluation of whether substantially all of the fair value of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the transaction does not qualify as a business. The guidance also requires an acquired business to include at least one substantive process and narrows the definition of outputs. The Company is required to apply this guidance to annual periods beginning after December 15, 2017, including interim periods within those periods, or the Company's first quarter of fiscal 2019. The Company is currently evaluating the impact the adoption of ASU 2017-01 will have on its consolidated financial statements.

Goodwill
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance will be effective for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, or the Company's first quarter of fiscal 2021. The amendment should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this amendment is not expected to have a material impact on the Company's consolidated financial statements.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of March 25, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (a)	$0	$0	$4,420	$4,420
Total liabilities	$0	$0	$4,420	$4,420
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

The following table provides a summary of the changes in fair value of the Company's Level 3 financial instruments for the periods ended March 25, 2017 and March 26, 2016 (in thousands):

Amount
Balance September 24, 2016	$5,113
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	201
Performance-based payments made	(894)
Balance March 25, 2017	$4,420

Amount
Balance September 26, 2015	$3,625
Estimated contingent performance-based consideration established at the time of acquisition	2,590
Changes in the fair value of contingent performance-based payments established at the time of acquisition	—
Balance March 26, 2016	$6,215
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended March 25, 2017 and March 26, 2016, the Company was not required to measure any significant non-financial assets and liabilities at fair value.
Fair Value of Other Financial Instruments
In November 2015, the Company issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”). The estimated fair value of the Company’s 2023 Notes as of March 25, 2017, March 26, 2016 and September 24, 2016 was $422.4 million, $416.1 million and $430.3 million, respectively, compared to a carrying value of $394.8 million, $394.0 million and $394.4 million, respectively.

3.	Acquisitions
Segrest Inc.
On October 24, 2016, the Company acquired Segrest, Inc., a wholesaler of aquarium fish, for a purchase price of approximately $60.0 million, of which $6.0 million is in an escrow account managed by an independent trustee and is payable contingent upon future events. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $47.7 million, which is included in other assets in the Company’s condensed consolidated balance sheet as of March 25, 2017. The Company has not yet finalized the allocation of the purchase price to the fair value of the intangible assets acquired. This acquisition is expected to strengthen the Company's position in the aquatics category and provide the opportunity for synergies with the Company's existing aquatics business.
Proforma financial information has not been presented as the Segrest acquisition was not considered material to the Company's overall consolidated financial statements during the periods presented.

4.	Inventories, net
Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	March 25, 2017	March 26, 2016	September 24, 2016
Raw materials	$122,029	$113,779	$120,786
Work in progress	21,636	15,267	17,378
Finished goods	273,752	252,453	217,788
Supplies	8,968	9,255	6,052
Total inventories, net	$426,385	$390,754	$362,004

5.	Goodwill
The Company tests goodwill for impairment annually, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This assessment involves the use of significant accounting judgments and estimates as to future operating results and discount rates. Changes in estimates or use of different assumptions could produce significantly different results. An impairment loss is generally recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company uses discounted cash flow analysis to estimate the fair value of our reporting units. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its reporting units to the Company’s total market capitalization.

6.	Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
			(in millions)
March 25, 2017
Marketing-related intangible assets – amortizable	$14.9	$(11.7)	$—	$3.2
Marketing-related intangible assets – nonamortizable	62.7	—	(26.0)	36.7
Total	77.6	(11.7)	(26.0)	39.9
Customer-related intangible assets – amortizable	64.3	(28.0)	—	36.3
Other acquired intangible assets – amortizable	20.8	(12.2)	—	8.6
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	28.6	(12.2)	(1.2)	15.2
Total other intangible assets	$170.5	$(51.9)	$(27.2)	$91.4
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
			(in millions)
March 26, 2016
Marketing-related intangible assets – amortizable	$14.1	$(10.8)	$—	$3.3
Marketing-related intangible assets – nonamortizable	63.6	—	(24.2)	39.4
Total	77.7	(10.8)	(24.2)	42.7
Customer-related intangible assets – amortizable	48.3	(23.6)	—	24.7
Other acquired intangible assets – amortizable	20.0	(11.0)	—	9.0
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	27.8	(11.0)	(1.2)	15.6
Total other intangible assets	$153.8	$(45.4)	$(25.4)	$83.0
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
			(in millions)
September 24, 2016
Marketing-related intangible assets – amortizable	$14.9	$(11.3)	$—	$3.6
Marketing-related intangible assets – nonamortizable	63.0	—	(26.0)	37.0
Total	77.9	(11.3)	(26.0)	40.6
Customer-related intangible assets – amortizable	65.6	(26.1)	—	39.5
Other acquired intangible assets – amortizable	20.8	(11.6)	—	9.2
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	28.6	(11.6)	(1.2)	15.8
Total other intangible assets	$172.1	$(49.0)	$(27.2)	$95.9

Other acquired intangible assets include contract-based and technology-based intangible assets.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. In the fourth quarter of fiscal 2016, the Company recognized a non-cash $1.8 million impairment charge to certain indefinite-lived intangible assets as a result of increased competition in the marketplace and declining volume of sales. Other factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in fiscal 2016 or during the six months ended March 25, 2017, and accordingly, no impairment testing was performed on these assets.
The Company amortizes its acquired intangible assets with definite lives over periods ranging from four years to 25 years; over weighted average remaining lives of six years for marketing-related intangibles, 11 years for customer-related intangibles and 13 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $1.4 million and $1.2 million for the three months ended March 25, 2017 and March 26, 2016, respectively, and $2.9 million and $2.2 million for the six months ended March 25, 2017 and March 26, 2016, respectively, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $5 million per year from fiscal 2017 through fiscal 2021.
.

7.	Long-Term Debt
Long-term debt consists of the following:

	March 25, 2017	March 26, 2016	September 24, 2016
	(in thousands)
Senior notes, interest at 6.125%, payable semi-annually, principal due November 2023	$400,000	$400,000	$400,000
Unamortized debt issuance costs	(5,237)	(6,032)	(5,635)
Net carrying value	394,763	393,968	394,365
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.25% to 1.75% or Base Rate plus a margin of 0.25% to 0.75%, final maturity December 2018	—	102,000	—
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.25% to 1.50% or Base Rate plus a margin of 0.25% to 0.50%, final maturity April 2021	101,000		—
Other notes payable	481	1,022	904
Total	496,244	496,990	395,269
Less current portion	(374)	(594)	(463)
Long-term portion	$495,870	$496,396	$394,806
Senior Notes and Redemption of Senior Subordinated Notes
On November 9, 2015, the Company issued $400 million aggregate principal amount of 6.125% senior notes due November 2023. In December 2015, the Company used the net proceeds from the offering, together with available cash, to redeem its $400 million aggregate principal amount of 8.25% senior subordinated notes due March 1, 2018 (2018 Notes) at a price of 102.063% of the principal amount and to pay fees and expenses related to the offering.
The Company incurred approximately $6.3 million of debt issuance costs in conjunction with these transactions, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs are being amortized over the term of the 2023 Notes.
As a result of the Company’s redemption of the 2018 Notes, the Company incurred a call premium payment of $8.3 million, overlapping interest expense for 30 days of approximately $2.7 million and a $3.3 million non-cash charge for the write off of unamortized deferred financing costs and discount related to the 2018 Notes. These amounts are included in interest expense in the condensed consolidated statements of operations for the quarter ended March 26, 2016.
The 2023 Notes require semiannual interest payments on May 15 and November 15. The 2023 Notes are unconditionally guaranteed on a senior basis by each of the Company’s existing and future domestic restricted subsidiaries which are borrowers under or guarantors of Central’s senior secured revolving credit facility. The 2023 Notes are unsecured senior obligations and are subordinated to all of the Company’s existing and future secured debt, including the Company’s Credit Facility, to the extent of the value of the collateral securing such indebtedness.
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
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all covenants as of March 25, 2017.
Asset-Based Loan Facility Amendment
On April 22, 2016, the Company entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein (collectively, the “Amended Credit Facility”). The Amended Credit Facility matures on April 22, 2021. The Company may borrow, repay and reborrow amounts under the Amended Credit Facility until its maturity date, at which time all amounts outstanding under the Amended Credit Facility must be repaid in full. As of March 25, 2017, there were borrowings of $101.0 million outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $2.6 million outstanding as of March 25, 2017.
The Amended Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of March 25, 2017, the borrowing base and remaining borrowing availability was $238.9 million. Borrowings under the Amended Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25% - 1.50% and was 1.25% as of March 25, 2017, and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.5% and was 0.25% as of March 25, 2017. As of March 25, 2017, the applicable interest rate related to Base Rate borrowings was 4.0%, and the applicable interest rate related to LIBOR-based borrowings was 2.1%.
The Company incurred approximately $1.2 million of debt issuance costs in conjunction with this transaction, which included underwriter fees, legal and accounting expenses. The debt issuance costs will be amortized over the term of the Amended Credit Facility.
The Amended Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Amended Credit Facility is secured by substantially all assets of the Company. The Company was in compliance with all financial covenants under the Amended Credit Facility during the quarter ended March 25, 2017.

8.	Supplemental Equity Information

The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest for the six months ended March 25, 2017 and March 26, 2016

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 24, 2016	$120	$374	$16	$393,297	$160,501	$(1,294)	$553,014	$1,573	$554,587
Comprehensive income					42,321	(364)	41,957	717	42,674
Amortization of share-based awards				4,222			4,222		4,222
Restricted share activity		(1)		(5,501)			(5,502)		(5,502)
Issuance of common stock, including net share settlement of stock options	2	4		(13,619)			(13,613)		(13,613)
Tax benefit on stock option exercise, net of tax deficiency				13,142			13,142		13,142
Distribution to Noncontrolling interest								(1,019)	(1,019)
Balance March 25, 2017	$122	$377	$16	$391,541	$202,822	$(1,658)	$593,220	$1,271	$594,491

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total
Balance September 26, 2015	$119	$364	$16	$388,636	$115,987	$164	$505,286	$1,094	$506,380
Comprehensive income					24,095	(692)	23,403	717	24,120
Amortization of share-based awards				2,986			2,986		2,986
Restricted share activity		2		(580)			(578)		(578)
Issuance of common stock, including net share settlement of stock options		2		(554)			(552)		(552)
Tax benefit on stock option exercise, net of tax deficiency				1,177			1,177		1,177
Distribution to Noncontrolling interest								(592)	(592)
Other								1	1
Balance March 26, 2016	$119	$368	$16	$391,665	$140,082	$(528)	$531,722	$1,220	$532,942

9.	Stock-Based Compensation

The Company recognized share-based compensation expense of $5.3 million and $3.6 million for the six months ended March 25, 2017 and March 26, 2016, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the six months ended March 25, 2017 and March 26, 2016 was $1.9 million and $1.3 million, respectively.

10.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	Three Months Ended			Six Months Ended
	March 25, 2017			March 25, 2017
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Net income available to common shareholders	$34,684	50,079	$0.69	$42,321	49,872	$0.85
Effect of dilutive securities:
Options to purchase common stock		1,156	(0.01)	—	1,273	(0.02)
Restricted shares		748	(0.01)	—	766	(0.01)
Diluted EPS:				—
Net income available to common shareholders	$34,684	51,983	$0.67	$42,321	51,911	$0.82

	Three Months Ended			Six Months Ended
	March 26, 2016			March 26, 2016
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Net income available to common shareholders	$32,697	48,717	$0.67	$24,095	48,641	$0.50
Effect of dilutive securities:
Options to purchase common stock		976	(0.01)		1,166	(0.02)
Restricted shares		752	(0.01)		751	—
Diluted EPS:
Net income available to common shareholders	$32,697	50,445	$0.65	$24,095	50,558	$0.48

Options to purchase 3.1 million shares of common stock at prices ranging from $6.43 to $31.76 per share were outstanding at March 25, 2017, and options to purchase 6.8 million shares of common stock at prices ranging from $6.43 to $15.56 per share were outstanding at March 26, 2016.

For the three months ended March 25, 2017, all options outstanding were included in the computation of diluted earnings per share. For the three months ended March 26, 2016, options to purchase 1.6 million shares of common stock were outstanding but were not included in the computation of diluted earnings per share, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

For the six month periods ended March 25, 2017 and March 26, 2016, respectively, options to purchase 0.2 million and 0.7 million shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

	Three Months Ended		Six Months Ended
	March 25, 2017	March 26, 2016	March 25, 2017	March 26, 2016
Net sales:
Pet segment	$298,393	$275,328	$602,439	$523,990
Garden segment	271,531	265,921	386,983	377,071
Total net sales	$569,924	$541,249	$989,422	$901,061
Operating income:
Pet segment	34,645	32,409	68,051	58,604
Garden segment	46,005	44,407	48,681	41,153
Corporate	(16,790)	(17,413)	(32,934)	(31,581)
Total income from operations	63,860	59,403	83,798	68,176
Interest expense - net	(6,822)	(7,087)	(13,657)	(29,210)
Other expense	(965)	(88)	(1,932)	(561)
Income tax expense	20,824	18,793	25,171	13,593
Income including noncontrolling interest	35,249	33,435	43,038	24,812
Net income attributable to noncontrolling interest	565	738	717	717
Net income attributable to Central Garden & Pet Company	$34,684	$32,697	$42,321	$24,095
Depreciation and amortization:
Pet segment	$6,174	4,956	$12,004	$9,420
Garden segment	1,528	1,359	3,035	3,044
Corporate	2,633	2,854	5,305	5,738
Total depreciation and amortization	$10,335	$9,169	$20,344	$18,202

	March 25, 2017	March 26, 2016	September 24, 2016
Assets:
Pet segment	$612,189	$538,901	$508,879
Garden segment	478,919	467,026	304,901
Corporate	307,820	317,172	398,413
Total assets	$1,398,928	$1,323,099	$1,212,193
Goodwill (included in corporate assets above):
Pet segment	$224,912	$210,455	$225,912
Garden segment	5,473	3,298	5,473
Total goodwill	$230,385	$213,753	$231,385

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Three Months Ended March 25, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$190,791	$26,092	$378,673	$(25,632)	$569,924
Cost of goods sold and occupancy	145,593	20,128	244,680	(24,006)	386,395
Gross profit	45,198	5,964	133,993	(1,626)	183,529
Selling, general and administrative expenses	39,347	4,874	77,074	(1,626)	119,669
Operating income	5,851	1,090	56,919	—	63,860
Interest expense	(6,759)	(65)	(6)	—	(6,830)
Interest income	7	1	—	—	8
Other income (expense)	(737)	(194)	(34)	—	(965)
Income (loss) before taxes and equity in earnings of affiliates	(1,638)	832	56,879	—	56,073
Income tax expense (benefit)	(718)	448	21,094	—	20,824
Equity in earnings of affiliates	35,604	—	384	(35,988)	—
Net income including noncontrolling interest	34,684	384	36,169	(35,988)	35,249
Net income attributable to noncontrolling interest	—	565	—	—	565
Net income (loss) attributable to Central Garden & Pet Company	$34,684	$(181)	$36,169	$(35,988)	$34,684

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Three Months Ended March 26, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$156,790	$30,002	$381,748	$(27,291)	$541,249
Cost of goods sold and occupancy	121,969	23,099	252,419	(25,577)	371,910
Gross profit	34,821	6,903	129,329	(1,714)	169,339
Selling, general and administrative expenses	33,210	5,124	73,316	(1,714)	109,936
Operating income	1,611	1,779	56,013	—	59,403
Interest expense	(6,653)	(68)	(375)	—	(7,096)
Interest income	8	1	—	—	9
Other income (expense)	657	(197)	(548)	—	(88)
Income (loss) before taxes and equity in earnings of affiliates	(4,377)	1,515	55,090	—	52,228
Income tax expense (benefit)	(775)	694	18,874	—	18,793
Equity in earnings of affiliates	36,299	—	585	(36,884)	—
Net income including noncontrolling interest	32,697	821	36,801	(36,884)	33,435
Net income attributable to noncontrolling interest	—	738	—	—	738
Net income attributable to Central Garden & Pet Company	$32,697	$83	$36,801	$(36,884)	$32,697

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Six Months Ended March 25, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$346,309	$40,116	$645,111	$(42,114)	$989,422
Cost of goods sold and occupancy	266,729	31,806	426,120	(39,440)	685,215
Gross profit	79,580	8,310	218,991	(2,674)	304,207
Selling, general and administrative expenses	75,312	8,538	139,233	(2,674)	220,409
Operating income	4,268	(228)	79,758	—	83,798
Interest expense	(13,610)	(82)	(11)	—	(13,703)
Interest income	45	1	—	—	46
Other expense	(1,340)	(387)	(205)	—	(1,932)
Income (loss) before taxes and equity in earnings of affiliates	(10,637)	(696)	79,542	—	68,209
Income tax expense (benefit)	(3,910)	37	29,044	—	25,171
Equity in earnings (loss) of affiliates	49,048	—	(427)	(48,621)	—
Net income (loss) including noncontrolling interest	42,321	(733)	50,071	(48,621)	43,038
Net income attributable to noncontrolling interest	—	717	—	—	717
Net income (loss) attributable to Central Garden & Pet Company	$42,321	$(1,450)	$50,071	$(48,621)	$42,321

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Six Months Ended March 26, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$293,817	$45,272	$603,912	$(41,940)	$901,061
Cost of goods sold and occupancy	232,228	36,045	402,908	(39,245)	631,936
Gross profit	61,589	9,227	201,004	(2,695)	269,125
Selling, general and administrative expenses	66,164	8,903	128,577	(2,695)	200,949
Operating income (loss)	(4,575)	324	72,427	—	68,176
Interest expense	(29,161)	(80)	—	—	(29,241)
Interest income	29	2	—	—	31
Other expense	(178)	(263)	(120)	—	(561)
Income (loss) before taxes and equity in earnings of affiliates	(33,885)	(17)	72,307	—	38,405
Income tax expense (benefit)	(11,920)	197	25,316	—	13,593
Equity in earnings (loss) of affiliates	46,060	—	(177)	(45,883)	—
Net income (loss) including noncontrolling interest	24,095	(214)	46,814	(45,883)	24,812
Net income attributable to noncontrolling interest	—	717	—	—	717
Net income (loss) attributable to Central Garden & Pet Company	$24,095	$(931)	$46,814	$(45,883)	$24,095

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended March 25, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$34,684	$384	$36,169	$(35,988)	$35,249
Other comprehensive income:
Foreign currency translation	144	95	20	(115)	144
Total comprehensive income	34,828	479	36,189	(36,103)	35,393
Comprehensive income attributable to noncontrolling interests	—	565	—	—	565
Comprehensive income (loss) attributable to Central Garden & Pet Company	$34,828	$(86)	$36,189	$(36,103)	$34,828

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended March 26, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$32,697	$821	$36,801	$(36,884)	$33,435
Other comprehensive income (loss):
Foreign currency translation	(459)	(398)	57	341	(459)
Total comprehensive income	32,238	423	36,858	(36,543)	32,976
Comprehensive loss attributable to noncontrolling interests	—	738	—	—	738
Comprehensive income (loss) attributable to Central Garden & Pet Company	$32,238	$(315)	$36,858	$(36,543)	$32,238

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Six Months Ended March 25, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$42,321	$(733)	$50,071	$(48,621)	$43,038
Other comprehensive loss:
Foreign currency translation	(364)	(260)	(30)	290	(364)
Total comprehensive income (loss)	41,957	(993)	50,041	(48,331)	42,674
Comprehensive income attributable to noncontrolling interests	—	717	—	—	717
Comprehensive income (loss) attributable to Central Garden & Pet Company	$41,957	$(1,710)	$50,041	$(48,331)	$41,957

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Six Months Ended March 26, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$24,095	$(214)	$46,814	$(45,883)	$24,812
Other comprehensive income (loss):
Foreign currency translation	(692)	(540)	7	533	(692)
Total comprehensive income (loss)	23,403	(754)	46,821	(45,350)	24,120
Comprehensive income attributable to noncontrolling interests	—	717	—	—	717
Comprehensive income (loss) attributable to Central Garden & Pet Company	$23,403	$(1,471)	$46,821	$(45,350)	$23,403

	CONSOLIDATING CONDENSED BALANCE SHEET
	March 25, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$492	$4,764	$913	$—	$6,169
Restricted cash	10,988	—	—	—	10,988
Accounts receivable, net	113,600	14,366	215,236	—	343,202
Inventories	138,493	16,901	270,991	—	426,385
Prepaid expenses and other	21,933	830	31,311	—	54,074
Total current assets	285,506	36,861	518,451	—	840,818
Land, buildings, improvements and equipment, net	38,932	4,045	132,963	—	175,940
Goodwill	15,058	—	215,327	—	230,385
Other long-term assets	26,472	3,364	127,924	(5,975)	151,785
Intercompany receivable	44,957	—	511,319	(556,276)	—
Investment in subsidiaries	1,287,126	—	—	(1,287,126)	—
Total	$1,698,051	$44,270	$1,505,984	$(1,849,377)	$1,398,928
LIABILITIES AND EQUITY
Accounts payable	$51,357	$11,199	$79,235	$—	$141,791
Accrued expenses	53,301	2,131	45,989	—	101,421
Current portion of long-term debt	—	—	374	—	374
Total current liabilities	104,658	13,330	125,598	—	243,586
Long-term debt	495,762	—	108	—	495,870
Intercompany payable	501,993	54,283		(556,276)	—
Losses in excess of investment in subsidiaries	—	—	20,629	(20,629)	—
Other long-term obligations	2,418	—	68,538	(5,975)	64,981
Total Central Garden & Pet shareholders’ equity (deficit)	593,220	(24,614)	1,291,111	(1,266,497)	593,220
Noncontrolling interest	—	1,271	—	—	1,271
Total equity (deficit)	593,220	(23,343)	1,291,111	(1,266,497)	594,491
Total	$1,698,051	$44,270	$1,505,984	$(1,849,377)	$1,398,928

	CONSOLIDATING CONDENSED BALANCE SHEET
	March 26, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,820	$5,083	$2,923	$—	$9,826
Restricted cash	11,946	—	—	—	11,946
Accounts receivable, net	100,346	15,446	224,734	—	340,526
Inventories	115,644	17,043	258,067	—	390,754
Prepaid expenses and other	23,003	797	26,958	—	50,758
Total current assets	252,759	38,369	512,682	—	803,810
Land, buildings, improvements and equipment, net	47,310	3,829	113,655	—	164,794
Goodwill	—	—	213,753	—	213,753
Other long-term assets	54,088	3,417	84,777	(1,540)	140,742
Intercompany receivable	41,922	—	367,931	(409,853)	—
Investment in subsidiaries	1,098,281	—	—	(1,098,281)	—
Total	$1,494,360	$45,615	$1,292,798	$(1,509,674)	$1,323,099
LIABILITIES AND EQUITY
Accounts payable	$48,693	$10,546	$73,972	$—	$133,211
Accrued expenses	52,837	2,029	42,816	—	97,682
Current portion of long-term debt	219	—	375	—	594
Total current liabilities	101,749	12,575	117,163	—	231,487
Long-term debt	496,001	—	395	—	496,396
Intercompany payable	359,472	50,381	—	(409,853)	—
Losses in excess of investment in subsidiaries	—	—	16,928	(16,928)	—
Other long-term obligations	5,416	—	58,398	(1,540)	62,274
Total Central Garden & Pet shareholders’ equity (deficit)	531,722	(18,561)	1,099,914	(1,081,353)	531,722
Noncontrolling interest	—	1,220	—	—	1,220
Total equity (deficit)	531,722	(17,341)	1,099,914	(1,081,353)	532,942
Total	$1,494,360	$45,615	$1,292,798	$(1,509,674)	$1,323,099

	CONSOLIDATING CONDENSED BALANCE SHEET
	September 24, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$82,158	$9,695	$1,129	$—	$92,982
Restricted cash	10,910	—	—	—	10,910
Accounts receivable, net	59,617	5,156	136,378	—	201,151
Inventories	113,317	11,752	236,935	—	362,004
Prepaid expenses and other assets	20,978	817	25,964	—	47,759
Total current assets	286,980	27,420	400,406	—	714,806
Land, buildings, improvements and equipment, net	41,083	3,897	113,244	—	158,224
Goodwill	15,058	—	216,327	—	231,385
Other long-term assets	30,555	2,980	85,701	(11,458)	107,778
Intercompany receivable	32,778	—	567,374	(600,152)	—
Investment in subsidiaries	1,176,990	—	—	(1,176,990)	—
Total	$1,583,444	$34,297	$1,383,052	$(1,788,600)	$1,212,193
LIABILITIES AND EQUITY
Accounts payable	$34,096	$3,953	$64,364	$—	$102,413
Accrued expenses and other liabilities	47,862	1,410	50,071	—	99,343
Current portion of long term debt	88	—	375	—	463
Total current liabilities	82,046	5,363	114,810	—	202,219
Long-term debt	394,364	—	442	—	394,806
Intercompany payable	553,964	46,188	—	(600,152)	—
Losses in excess of investment in subsidiaries	—	—	16,126	(16,126)	—
Other long-term obligations	56	—	71,983	(11,458)	60,581
Total Central Garden & Pet shareholders’ equity (deficit)	553,014	(18,827)	1,179,691	(1,160,864)	553,014
Noncontrolling interest	—	1,573	—	—	1,573
Total equity (deficit)	553,014	(17,254)	1,179,691	(1,160,864)	554,587
Total	$1,583,444	$34,297	$1,383,052	$(1,788,600)	$1,212,193

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Six Months Ended March 25, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used by operating activities	$(43,383)	$(7,352)	$(41,431)	$(4,076)	$(96,242)
Additions to property, plant and equipment	(4,357)	(413)	(22,024)	—	(26,794)
Payments to acquire companies, net of cash acquired	(60,042)	—	—	—	(60,042)
Proceeds from sale of business, facility and other assets	2	—	8,266	—	8,268
Change in restricted cash and cash equivalents	(78)	—	—	—	(78)
Investment in equity method investee	(2,000)	—		—	(2,000)
Other investing activities	(1,395)	—	—	—	(1,395)
Intercompany investing activities	(14,089)	—	50,108	(36,019)	—
Net cash provided (used) by investing activities	(81,959)	(413)	36,350	(36,019)	(82,041)
Repayments on revolving line of credit	(115,000)	—	—	—	(115,000)
Borrowings on revolving line of credit	216,000	—	—	—	216,000
Repayments of long-term debt	(88)	—	(361)	—	(449)
Excess tax benefits from stock-based awards	13,166	—	—	—	13,166
Repurchase of common stock	(20,172)	—	—	—	(20,172)
Distribution to parent	—	(4,076)	—	4,076	—
Distribution to noncontrolling interest	—	(1,019)	—	—	(1,019)
Payment of contingent consideration	—	—	(894)	—	(894)
Intercompany financing activities	(49,895)	7,830	6,046	36,019	—
Net cash provided by financing activities	44,011	2,735	4,791	40,095	91,632
Effect of exchange rates on cash	(335)	99	74	—	(162)
Net decrease in cash and cash equivalents	(81,666)	(4,931)	(216)	—	(86,813)
Cash and cash equivalents at beginning of period	82,158	9,695	1,129	—	92,982
Cash and cash equivalents at end of period	$492	$4,764	$913	$—	$6,169

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Six Months Ended March 26, 2016
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used by operating activities	$(12,121)	$(6,240)	$(27,598)	$(4,884)	$(50,843)
Additions to property, plant and equipment	(2,394)	(412)	(9,989)	—	(12,795)
Payments to acquire companies, net of cash acquired	(60,916)	—	(7,985)	—	(68,901)
Change in restricted cash and cash equivalents	1,211	—	—	—	1,211
Other investing activities	(500)	—	—	—	(500)
Intercompany investing activities	(9,227)	—	47,070	(37,843)	—
Net cash provided (used) by investing activities	(71,826)	(412)	29,096	(37,843)	(80,985)
Repayments of long-term debt	(400,130)	—	(15)	—	(400,145)
Borrowings under revolving line of credit	280,000	—	—	—	280,000
Repayments on revolving line of credit	(178,000)	—	—	—	(178,000)
Issuance of long-term debt	400,000				400,000
Excess tax benefits from stock-based awards	1,181	—	—	—	1,181
Repurchase of common stock	(1,722)	—	—	—	(1,722)
Distribution to parent	—	(4,884)	—	4,884	—
Distribution to noncontrolling interest	—	(592)	—	—	(592)
Payment of financing costs	(6,362)				(6,362)
Intercompany financing activities	(44,782)	6,939	—	37,843	—
Net cash provided (used) by financing activities	50,185	1,463	(15)	42,727	94,360
Effect of exchange rates on cash	(698)	250	158	—	(290)
Net increase (decrease) in cash and cash equivalents	(34,460)	(4,939)	1,641	—	(37,758)
Cash and cash equivalents at beginning of year	36,280	10,022	1,282	—	47,584
Cash and cash equivalents at end of year	$1,820	$5,083	$2,923	$—	$9,826

13.	Contingencies

The Company may from time to time become involved in legal proceedings in the ordinary course of business. Currently, the Company is not a party to any legal proceedings that management believes would have a material effect on the Company’s financial position or results of operations.

14.	Subsequent Event
K&H Manufacturing
On April 28, 2017, the Company purchased K&H Manufacturing, a producer of premium pet supplies and the largest marketer of heated pet products in the country. K&H sells branded pet products under the K&H and K&H Pet brands. The acquisition is expected to complement the Company's existing dog and cat business.

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

Recent Developments
Fiscal 2017 Second Quarter Financial Performance:

•	Net sales increased $28.7 million, or 5.3%, to $569.9 million from the prior year quarter. Pet segment sales increased $23.1 million, and Garden segment sales increased $5.6 million.

•	Gross margin increased 90 basis points to 32.2% and gross profit increased $14.2 million, with both segments contributing to the increases.

•	Selling, general & administrative expense increased $9.8 million to $119.7 million, and increased as a percentage of net sales as compared to the prior year quarter.

•	Operating income improved $4.5 million from the prior year quarter, to $63.9 million in the second quarter of fiscal 2017.

•	Our net income in the second quarter of fiscal 2017 was $34.7 million, or $0.67 per diluted share, compared to $32.7 million, or $0.65 per diluted share, in the second quarter of fiscal 2016.

Subsequent Event
K&H Manufacturing
On April 28, 2017, we purchased K&H Manufacturing, a producer of premium pet supplies and the largest marketer of heated pet products in the country. K&H sells branded pet products under the K&H and K&H Pet brands. The acquisition is expected to complement our existing dog and cat business.

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

•
Tax impact: the adjustment represents the impact of the tax effect of the pre-tax non-GAAP adjustments excluded from non-GAAP net income. The tax impact of the non-GAAP adjustments is calculated based on the consolidated effective tax rate on a GAAP basis, applied to the non-GAAP adjustments, unless the underlying item has a materially different tax treatment.

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

Operating Income Reconciliation		GAAP to Non-GAAP Reconciliation (in thousands) For the Six Months Ended
		March 25, 2017	March 26, 2016
GAAP operating income		$83,798	$68,176
Sale of distribution facility	(1)	(2,050)	—
Non-GAAP operating income		$81,748	$68,176
GAAP operating margin		8.5%	7.6%
Non-GAAP operating margin		8.3%	7.6%

		GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Six Months Ended
Net Income and Diluted Net Income Per Share Reconciliation		March 25, 2017	March 26, 2016
GAAP net income (loss) attributable to Central Garden & Pet		$42,321	$24,095
Sale of distribution facility	(1)	(2,050)	—
2018 notes redemption	(2)	—	14,339
Tax effects of non-GAAP adjustments		757	(5,075)
Total net income (loss) impact from non-GAAP adjustments		(1,293)	9,264
Non-GAAP net income attributable to Central Garden & Pet		$41,028	$33,359
GAAP diluted net income per share		$0.82	$0.48
Non-GAAP diluted net income per share		$0.79	$0.66
Shares used in GAAP diluted net earnings per share calculation		51,911	50,558
Shares used in non-GAAP diluted net earnings per share calculation		51,911	50,558
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

	GAAP to Non-GAAP Reconciliation (in millions) For the Three Months Ended March 25, 2017
	Consolidated		Pet Segment
		Percentage change		Percentage change

Reported net sales - Q2 FY17 (GAAP)	$569.9		$298.4
Reported net sales - Q2 FY16 (GAAP)	541.2		275.3
Increase in net sales	28.7	5.3%	23.1	8.4%
Effect of acquisition and divestitures on increase in net sales	19.4	3.6%	19.4	7.1%
Increase in organic net sales - Q2 2017	$9.3	1.7%	3.7	1.3%

	GAAP to Non-GAAP Reconciliation (in millions) For the Six Months Ended March 25, 2017
	Consolidated		Pet Segment
		Percent change		Percent change
Reported net sales - Q2 FY17 (GAAP)	$989.4		$602.4
Reported net sales - Q2 FY16 (GAAP)	901.1		524.0
Increase in net sales	88.3	9.8%	78.4	15.0%
Effect of acquisition and divestitures on increase in net sales	54.4	6.0%	59.6	11.4%
Increase in organic net sales	$33.9	3.8%	$18.8	3.6%

Results of Operations
Three Months Ended March 25, 2017
Compared with Three Months Ended March 26, 2016
Net Sales
Net sales for the three months ended March 25, 2017 increased $28.7 million, or 5.3%, to $569.9 million from $541.2 million for the three months ended March 26, 2016. Our branded product sales increased $24.8 million, and sales of other manufacturers’ products increased $3.9 million. Organic net sales, which excludes the impact of acquisitions and divestitures in the last 12 months, increased $9.3 million, or 1.7%, as compared to the fiscal 2016 quarter.
Pet net sales increased $23.1 million, or 8.4%, to $298.4 million for the three months ended March 25, 2017 from $275.3 million for the three months ended March 26, 2016. The increase in net sales was due primarily to the sales from our acquisition in the aquatics space in the first quarter of 2017 and, secondarily, to increased sales in our dog & cat category. Pet organic net sales increased 1.3%. Pet branded product sales increased $23.9 million, due primarily to the recent acquisition and, to a lesser extent, to the organic net sales growth noted above, partially offset by a $0.8 million decrease in sales of other manufacturers’ products.
Garden net sales increased $5.6 million, or 2.1%, to $271.5 million for the three months ended March 25, 2017 from $265.9 million for the three months ended March 26, 2016. Garden branded product sales increased $0.9 million, and sales of other manufacturers’ products increased $4.7 million. The sales increase in branded products was due primarily to a $10.6 million increase in our controls and fertilizer products, partially offset by a decrease in our wild bird feed and grass seed businesses. These changes were volume based. The increase in sales of other manufacturer's products was due primarily to increased distribution.

Gross Profit
Gross profit for the three months ended March 25, 2017 increased $14.2 million, or 8.4%, to $183.5 million from $169.3 million for the three months ended March 26, 2016. Gross margin increased 90 basis points to 32.2% for the three months ended March 25, 2017 from 31.3% for the three months ended March 26, 2016. Both operating segments contributed to the increase in gross profit and gross margin. The increase in the Pet segment was due primarily to the acquisition made earlier in fiscal 2017. The increase in the Garden segment was due primarily to our controls and fertilizer category which was impacted by a favorable product mix and manufacturing efficiencies aided by the increased sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $9.8 million, or 8.9%, to $119.7 million for the three months ended March 25, 2017 from $109.9 million for the three months ended March 26, 2016. As a percentage of net sales, selling, general and administrative expenses increased to 21.0% for the three months ended March 25, 2017, compared to 20.3% in the comparable prior year quarter. Increased expense in both the Pet and Garden segments in the quarter was partially offset by a minor decrease at Corporate.
Selling and delivery expense increased $6.7 million, or 11.7%, to $64.2 million for the three months ended March 25, 2017 from $57.5 million for the three months ended March 26, 2016. Both segments contributed to the increase in selling and delivery expenses. The increase in the Pet segment was due primarily to the acquisition made in the first quarter of fiscal 2017. The increase in the Garden segment was due primarily to advertising expenditures earlier in the season than in the prior year quarter.
Warehouse and administrative expense increased $3.1 million, or 5.9%, to $55.5 million for the quarter ended March 25, 2017 from $52.4 million for the quarter ended March 26, 2016. Increased expense in the Pet segment, due primarily to the acquisition made in the first quarter of fiscal 2017, was partially offset by a slight decrease in the Garden segment and at Corporate. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.

Operating Income
Operating income increased $4.5 million to $63.9 million for the three months ended March 25, 2017 from $59.4 million for the three months ended March 26, 2016. Increased sales of $28.7 million and an improved gross margin were partially offset by a $9.8 million increase in selling, general and administrative costs. Operating margin improved to 11.2% for the three months ended March 25, 2017 from 11.0% for the three months ended March 26, 2016 due to an improvement in gross margin only partially offset by an increase in selling, general and administrative expenses as a percentage of net sales.
Pet operating income increased $2.2 million, or 6.9%, to $34.6 million for the three months ended March 25, 2017 from $32.4 million for the three months ended March 26, 2016. The increase was due primarily to increased sales and an improved gross margin partially offset by increased selling, general and administrative expenses. Pet operating margin decreased to 11.6% for the three months ended March 25, 2017 from 11.8% for the three months ended March 26, 2016 due to higher selling, general and administrative costs as a percentage of net sales, partially offset by an improved gross margin.
Garden operating income increased $1.6 million to $46.0 million for the three months ended March 25, 2017 from $44.4 million for the three months ended March 26, 2016. Garden operating margin increased to 16.9% for the three months ended March 25, 2017 from 16.7% for the three months ended March 26, 2016. The increases in operating income and operating margin were due to increased sales and an improved gross margin partially offset by increased selling, general and administrative expenses.
Corporate operating expense decreased $0.6 million to $16.8 million in the current year quarter from $17.4 million in the fiscal 2016 quarter due primarily to lower legal and insurance related expenses.
Net Interest Expense
Net interest expense for the three months ended March 25, 2017 decreased $0.3 million, or 3.7%, to $6.8 million from $7.1 million for the three months ended March 26, 2016. Lower average borrowings under our asset-based loan facility contributed to the lower interest expense.
Debt outstanding on March 25, 2017 was $496.2 million compared to $497.0 million as of March 26, 2016.
Other Expense
Other expense is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other expense increased $0.9 million to $1.0 million for the quarter ended March 25, 2017, from $0.1 million for the quarter ended March 26, 2016 due to equity method losses, primarily from an investment in a start-up made earlier in fiscal 2017.
Income Taxes
Our effective income tax rate was 37.1% for the quarter ended March 25, 2017 and 36.0% for the quarter ended March 26, 2016. The increase in the income tax rate was due primarily to reduced projected tax incentives in the current year.

Six Months Ended March 25, 2017
Compared with Six Months Ended March 26, 2016
Net Sales
Net sales for the six months ended March 25, 2017 increased $88.3 million, or 9.8%, to $989.4 million from $901.1 million for the six months ended March 26, 2016. Our branded product sales increased $81.1 million, and sales of other manufacturers’ products increased $7.2 million. Organic net sales increased $33.9 million, or 3.8%, as compared to the prior year six month period.
Pet net sales increased $78.4 million, or 15.0%, to $602.4 million for the six months ended March 25, 2017 from $524.0 million for the six months ended March 26, 2016. The impact of acquisitions and divestitures completed in the last 12 months was 59.6 million and organic sales growth was $18.8 million. Pet organic net sales increased 3.6%, primarily in our dog & cat category. Pet branded product sales increased $81.7 million, due primarily to the two acquisitions made in the prior 12 months, and, to a lesser extent, to the organic net sales growth which was primarily in our dog & cat category. Sales of other manufacturer's products decreased $3.3 million due primarily to lost dog food distribution.
Garden net sales increased $9.9 million, or 2.6%, to $387.0 million for the six months ended March 25, 2017 from $377.1 million for the six months ended March 26, 2016. Garden branded product sales decreased $0.6 million, and sales of other manufacturers’ products increased $10.5 million. The sales decrease in branded products was due primarily to a $5.2 million decrease from our exit of the seasonal decor business in January 2016 and a $4.6 million decrease in wild bird feed partially offset by increased sales in controls and fertilizers. The increase in sales of other manufacturer's products was due primarily to increased distribution.
Gross Profit
Gross profit for the six months ended March 25, 2017 increased $35.1 million, or 13.0%, to $304.2 million from $269.1 million for the six months ended March 26, 2016. Both segments contributed to the increased gross profit with the Pet segment the primary contributor. Gross margin increased 90 basis points to 30.8% for the six months ended March 25, 2017 from 29.9% for the six months ended March 26, 2016. Both segments contributed to the increased gross margin.
The Pet segment gross profit and gross margin improvements were due primarily to the two most recent acquisitions and growth in the dog & cat category. The Segrest acquisition generally has higher gross margins than our segment average. DMC, which has lower margins than our segment average, had an improved gross margin.
The Garden segment gross profit and gross margin improvements were due primarily to our controls and fertilizer category which was favorably impacted by a change in product mix and manufacturing efficiencies aided by increased sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $19.5 million, or 9.7%, to $220.4 million for the six months ended March 25, 2017 from $200.9 million for the six months ended March 26, 2016. As a percentage of net sales, selling, general and administrative expenses remained flat at 22.3% for the six months ended March 25, 2017, and the comparable prior year six month period. Excluding a $2.0 million gain from the sale of a distribution facility, which is included within warehouse and administrative expenses, the increase in selling, general and administrative expense would have been $20.5 million and as a percentage of net sales, selling, general and administrative expense would have been 22.5%. Increased expense in the Pet segment and, to a much lesser extent, at Corporate were partially offset by a minor decrease in the Garden segment.
Selling and delivery expense increased $10.2 million, or 9.7%, to $114.6 million for the six months ended March 25, 2017 from $104.5 million for the six months ended March 26, 2016. The increase was primarily in our Pet segment, but also in our Garden segment. The increase was due to increased sales, the addition of the two recent acquisitions and our investment in marketing activities.
Warehouse and administrative expense increased $9.3 million, or 9.7%, to $105.8 million for the six months ended March 25, 2017 from $96.4 million for the six months ended March 26, 2016. Excluding a $2.0 million gain from the sale of a distribution facility, warehouse and administrative expense increased $11.3 million. Increased expense in the Pet segment and, secondly at Corporate, were partially offset by a decrease in the Garden segment. The increase in Pet was drive primarily by the two newly acquired businesses and increased facility and administrative spending to support growth and facility transition costs. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and information technology functions.
Operating Income
Operating income increased $15.6 million to $83.8 million for the six months ended March 25, 2017 from $68.2 million for the six months ended March 26, 2016. Our operating margin improved to 8.5% for the six months ended March 25, 2017 from 7.6% for the six months ended March 26, 2016. Increased sales of $88.3 million, a 90 basis point gross margin improvement and a flat selling, general and administrative expense as a percent of net sales all contributed to our improved operating income and operating margin.
Pet operating income increased $9.4 million, or 16.1%, to $68.0 million for the six months ended March 25, 2017 from $58.6 million for the six months ended March 26, 2016. The increase was due primarily to increased sales and an improved gross margin partially offset by increased selling, general and administrative expenses. Our Pet operating margin slightly increased to 11.3% for the six months ended March 25, 2017 from 11.2% for the six months ended March 26, 2016 as an improved gross margin was partially offset by increased selling general and administrative expense as a percent of net sales. These changes were due primarily to two acquisitions made in fiscal 2017 and 2016.
Garden operating income increased $7.5 million, or 18.3%, to $48.7 million for the six months ended March 25, 2017 from $41.2 million in the six months ended March 26, 2016. Increased sales, an improved gross margin and lower selling, general and administrative expenses, aided by a $2.0 million gain from the sale of a distribution facility, all contributed to the improved operating margin.
Corporate operating expenses increased $1.3 million to $32.9 million in the current six month period from $31.6 million in the comparable fiscal 2016 period.
Net Interest Expense
Net interest expense for the six months ended March 25, 2017 decreased $15.5 million, or 53.2%, to $13.7 million from $29.2 million for the six months ended March 26, 2016. In November 2015, we issued $400 million aggregate principal amount of 2023 Notes and replaced our outstanding 2018 Notes. As a result of our redemption of the 2018 Notes, we recognized incremental interest expense of approximately $14.3 million. Excluding the $14.3 million of incremental expense related to the issuance and redemption of our fixed rate debt in the fiscal 2016 quarter, interest expense decreased $1.2 million to $13.7 million from $14.9 million in the comparable prior year period. The decrease was due principally to the lower interest rate on our 2023 Notes.
Debt outstanding on March 25, 2017 was $496.2 million compared to $497.0 million as of March 26, 2016. Our average borrowing rate for the current six month period decreased to 6.1% from 6.5% for the prior year six month period.
Other Expense
Other expense increased $1.4 million to $1.9 million for the six months ended March 25, 2017, from $0.5 million for the six months ended March 26, 2016. Other expense is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other expense increased due primarily to an investment in a start-up made earlier in fiscal 2017.
Income Taxes
Our effective income tax rate was 36.9% for the six months ended March 25, 2017 and 35.4% for the six months ended March 26, 2016. The increase in the tax rate is due primarily to reduced projected tax incentives available in the current year compared to the previous year.

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
Operating Activities
Net cash used by operating activities increased by $45.4 million, from $50.8 million for the six months ended March 26, 2016, to $96.2 million for the six months ended March 25, 2017. The increase in cash used was due primarily to an increase in our working capital accounts for the period ended March 25, 2017, mainly receivables and inventory, as compared to the prior year period, to support growth. We remain focused on maintaining high fill rates and service levels to our customers.
Investing Activities
Net cash used in investing activities decreased $1.0 million, from $81.0 million for the six months ended March 26, 2016 to $82.0 million during the six months ended March 25, 2017. The decrease in cash used in investing activities was due primarily to decreased acquisition activity in the current year compared to the prior year, as well as an increase in proceeds from the sale of a small veterinary division and a distribution facility in our Garden segment during the first fiscal quarter of 2017. In October 2016, we acquired Segrest Inc., a wholesaler of aquarium fish, for a purchase price of $60 million, of which $6 million is in an escrow account managed by an independent trustee and is payable in the future contingent upon certain events. We made two acquisitions during the first fiscal quarter of 2016. On September 30, 2015, we acquired Hydro-Organics Wholesale Inc., an organic fertilizer company, for approximately $7.8 million cash and approximately $2.6 million of estimated contingent future performance-based payments. In December 2015, we purchased the pet bedding business and certain other assets of DMC for approximately $61 million. The decreased acquisition activity in the current year period was partially offset by an increase in capital expenditures of approximately $14.0 million in the current year period compared to the prior year period.

Financing Activities

Net cash provided by financing activities decreased $2.8 million, from $94.4 million of cash provided by financing activities for the six months ended March 26, 2016, to $91.6 million of cash provided for the six months ended March 25, 2017. The decrease in cash provided by financing activities was due primarily to an increase in taxes paid for shares withheld in connection with the net share settlement of vested restricted stock and exercised options, partially offset by an increase in cash flows from the excess tax benefits associated with the increase in stock option exercise activity during the current year period, as well as the payment of financing costs associated with the issuance of our 2023 Notes and amendment of our asset backed loan facility during the prior year period.
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
We believe that cash flows from operating activities, funds available under our asset backed loan facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital and capital expenditure requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $40 million to $45 million in fiscal 2017.
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
At March 25, 2017, our total debt outstanding was $496.2 million, as compared with $497.0 million at March 26, 2016.
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
The 2023 Notes require semiannual interest payments on May 15 and November 15. The 2023 Notes are unconditionally guaranteed on a senior basis by each of our existing and future domestic restricted subsidiaries which are borrowers under or guarantors of our senior secured revolving credit facility. The 2023 Notes are unsecured senior obligations and are subordinated to all of our existing and future secured debt, including our Credit Facility, to the extent of the value of the collateral securing such indebtedness.
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

The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all covenants as of March 25, 2017.
Asset-Based Loan Facility Amendment
In April 2016, we entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if we exercise the accordion feature set forth therein (collectively, the “Amended Credit Facility”). The Amended Credit Facility matures on April 22, 2021. We may borrow, repay and reborrow amounts under the Amended Credit Facility until its maturity date, at which time all amounts outstanding under the Amended Credit Facility must be repaid in full. As of March 25, 2017, there were borrowings outstanding of $101.0 million and no letters of credit outstanding under the Amended Credit Facility. There were other letters of credit of $2.6 million outstanding as of March 25, 2017.
The Amended Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of March 25, 2017, the borrowing base and remaining borrowing availability was $238.9 million. Borrowings under the Amended Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on our consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25% - 1.5% and was 1.25% as of March 25, 2017, and such applicable margin for Base Rate borrowings fluctuates between 0.25% - 0.5% and was 0.25% as of March 25, 2017. As of March 25, 2017, the applicable interest rate related to Base Rate borrowings was 4.0%, and the applicable interest rate related to LIBOR-based borrowings was 2.1%.
We incurred approximately $1.2 million of debt issuance costs in conjunction with this transaction, which included underwriter fees, legal and accounting expenses. The debt issuance costs will be amortized over the term of the Amended Credit Facility.
The Amended Credit Facility contains customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Amended Credit Facility is secured by substantially all of our assets. We were in compliance with all financial covenants under the Amended Credit Facility during the period ended March 25, 2017.
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

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and principal financial officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of March 25, 2017.
(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and our principal financial officer have evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2017. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended March 25, 2017 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
December 25, 2016 - January 28, 2017	1,513	(2)	$31.42	—	$34,968,000
January 29, 2017 - February 25, 2017	54,521	(2)	$32.16	—	$34,968,000
February 26, 2017 - March 25, 2017	11,343	(2)	$34.18	—	$34,968,000
Total	67,377		$32.48	—	$34,968,000

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

(2)	Shares purchased during the period indicated represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities
Not applicable

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
Not applicable

Item 6.	Exhibits

10.1*	Nonemployee Director Equity Incentive Plan, as amended effective December 7, 2016.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Acting Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: May 4, 2017

/s/ GEORGE C. ROETH
George C. Roeth
President and Chief Executive Officer
(Principal Executive Officer)

/s/ HOWARD MACHEK
Howard Machek
Senior Vice President and Chief Accounting Officer
(Principal Financial Officer)