Form 10-Q
period 2017-06-24
CENTRAL GARDEN & PET CO
filed 2017-08-03
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 25, 2017	12,160,023
Class A Common Stock Outstanding as of July 25, 2017	37,962,372
Class B Stock Outstanding as of July 25, 2017	1,652,262

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
This Form 10-Q includes “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, plans or intentions relating to acquisitions, our competitive strengths and weaknesses, our business strategy and the trends we anticipate in the industries in which we operate and other information that is not historical information. When used in this Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our future earnings expectations, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we cannot assure you that our expectations, beliefs and projections will be realized.
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
•adverse weather conditions;
•risks associated with our acquisition strategy and joint ventures;
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

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 24, 2017	June 25, 2016	September 24, 2016
ASSETS
Current assets:
Cash and cash equivalents	$14,473	$40,000	$92,982
Restricted cash	10,999	12,029	10,910
Accounts receivable (less allowance for doubtful accounts of $21,277, $25,429 and $21,069)	279,504	241,954	201,151
Inventories	383,449	361,813	362,004
Deferred taxes, prepaid expenses and other	51,964	45,075	47,759
Total current assets	740,389	700,871	714,806
Land, buildings, improvements and equipment—net	177,784	159,430	158,224
Goodwill	230,385	233,011	231,385
Other intangible assets—net	90,004	95,070	95,865
Other assets	113,185	28,525	11,913
Total	$1,351,747	$1,216,907	$1,212,193
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$106,408	$96,906	$102,413
Accrued expenses	112,091	102,953	99,343
Current portion of long-term debt	375	530	463
Total current liabilities	218,874	200,389	202,219
Long-term debt	435,074	394,603	394,806
Deferred taxes and other long-term obligations	68,792	63,975	60,581
Equity:
Common stock, 12,160,023, 11,998,472, and 11,998,472 shares outstanding at June 24, 2017, June 25, 2016 and September 24, 2016	122	120	120
Class A common stock, $0.01 par value: 37,933,970, 37,197,569 and 37,418,572 shares outstanding at June 24, 2017, June 25, 2016 and September 24, 2016	379	371	374
Class B stock, $0.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	392,995	390,270	393,297
Accumulated earnings	235,070	166,112	160,501
Accumulated other comprehensive income (loss)	(1,487)	(805)	(1,294)
Total Central Garden & Pet Company shareholders’ equity	627,095	556,084	553,014
Noncontrolling interest	1,912	1,856	1,573
Total equity	629,007	557,940	554,587
Total	$1,351,747	$1,216,907	$1,212,193
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 24, 2017	June 25, 2016	June 24, 2017	June 25, 2016
Net sales	$574,592	$514,544	$1,564,014	$1,415,605
Cost of goods sold and occupancy	391,319	350,799	1,076,534	982,735
Gross profit	183,273	163,745	487,480	432,870
Selling, general and administrative expenses	125,340	115,560	345,749	316,509
Operating income	57,933	48,185	141,731	116,361
Interest expense	(7,273)	(6,964)	(20,976)	(36,205)
Interest income	53	43	99	74
Other income (expense)	1,626	318	(306)	(243)
Income before income taxes and noncontrolling interest	52,339	41,582	120,548	79,987
Income tax expense	19,450	14,916	44,621	28,509
Income including noncontrolling interest	32,889	26,666	75,927	51,478
Net income attributable to noncontrolling interest	641	636	1,358	1,353
Net income attributable to Central Garden & Pet Company	$32,248	$26,030	$74,569	$50,125
Net income per share attributable to Central Garden & Pet Company:
Basic	$0.64	$0.53	$1.49	$1.03
Diluted	$0.62	$0.51	$1.44	$0.99
Weighted average shares used in the computation of net income per share:
Basic	50,507	49,120	50,084	48,801
Diluted	51,825	51,063	51,769	50,743
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 24, 2017	June 25, 2016	June 24, 2017	June 25, 2016
Income including noncontrolling interest	$32,889	$26,666	$75,927	$51,478
Other comprehensive income (loss):
Foreign currency translation	172	(277)	(193)	(969)
Total comprehensive income	33,061	26,389	75,734	50,509
Comprehensive income attributable to noncontrolling interest	641	636	1,358	1,353
Comprehensive income attributable to Central Garden & Pet Company	$32,420	$25,753	$74,376	$49,156
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	June 24, 2017	June 25, 2016
Cash flows from operating activities:
Net income	$75,927	$51,478
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	31,374	29,286
Amortization of deferred financing costs	1,021	1,164
Stock-based compensation	8,189	6,069
Excess tax benefits from stock-based awards	(17,205)	(4,726)
Deferred income taxes	10,420	12,305
Write-off of deferred financing costs	—	3,337
Loss on sale of property and equipment	96	788
Gain on sale of facility	(2,050)	(2,544)
Other	1,241	190
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	(74,234)	(13,236)
Inventories	(17,347)	(5,928)
Prepaid expenses and other assets	11,774	6,493
Accounts payable	2,901	(8,027)
Accrued expenses	10,629	14,812
Other long-term obligations	(88)	(1,878)
Net cash provided by operating activities	42,648	89,583
Cash flows from investing activities:
Additions to property and equipment	(37,087)	(19,486)
Payments to acquire companies, net of cash acquired	(106,821)	(68,901)
Proceeds from the sale of business, facility and other assets	8,301	3,899
Change in restricted cash	(89)	1,129
Investment in equity method investee	(11,495)	—
Other investing activities	(2,735)	(550)
Net cash used in investing activities	(149,926)	(83,909)
Cash flows from financing activities:
Repayments of long-term debt	(456)	(400,230)
Proceeds from issuance of long-term debt	—	400,000
Borrowings under revolving line of credit	456,000	419,000
Repayments under revolving line of credit	(416,000)	(419,000)
Proceeds from issuance of common stock	—	280
Repurchase of common stock, including shares surrendered for tax withholding	(25,654)	(9,429)
Payment of contingent consideration liability	(1,222)	—
Distribution to noncontrolling interest	(1,019)	(592)
Payment of financing costs	—	(7,560)
Excess tax benefits from stock-based awards	17,205	4,726
Net cash provided (used) by financing activities	28,854	(12,805)
Effect of exchange rate changes on cash and cash equivalents	(85)	(453)
Net decrease in cash and cash equivalents	(78,509)	(7,584)
Cash and equivalents at beginning of period	92,982	47,584
Cash and equivalents at end of period	$14,473	$40,000
Supplemental information:
Cash paid for interest	$27,075	$32,440
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended June 24, 2017
(Unaudited)

1.	Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of June 24, 2017 and June 25, 2016, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three and nine months ended June 24, 2017 and June 25, 2016, and the condensed consolidated statements of cash flows for the nine months ended June 24, 2017 and June 25, 2016 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
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
Due to the seasonal nature of the Company’s garden business, the results of operations for the three and nine months ended June 24, 2017 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2016 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 24, 2016 balance sheet presented herein was derived from the audited financial statements.
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
Restricted Cash
Restricted cash includes cash and highly liquid instruments that are used as collateral for stand-alone letter of credit agreements related to normal business transactions. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The amount of cash collateral in these segregated accounts was approximately $11.0 million, $12.0 million and $10.9 million as of June 24, 2017, June 25, 2016 and September 24, 2016, respectively, and is reflected in Restricted cash on the condensed consolidated balance sheets.
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

In May 2017, the FASB issued ASU 2017-09 (ASU 2017-09), Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarity on which changes to the terms or conditions of share-based payment awards require an entity to apply the modification accounting provisions required in Topic 718. The standard is effective for all entities for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.
Inventory Measurement
In July 2015, the FASB issued ASU 2015-11 (ASU 2015-11), Simplifying the Measurement of Inventory. Under ASU 2015-11, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The standard defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after

December 15, 2016, or the Company’s first quarter of fiscal 2018. Early application is permitted and should be applied prospectively. The Company does not expect the adoption of ASU 2015-11 will have a material impact on its condensed consolidated financial statements and related disclosures.
Balance Sheet Classification of Deferred Taxes.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU eliminates the current requirement for entities to present deferred tax liabilities and assets as current and noncurrent in a classified statement of financial position and instead requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, or the Company's first quarter of fiscal 2018, and interim periods within those annual periods. The standard allows for either a retrospective or prospective transition method and is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows. As of June 24, 2017, June 25, 2016 and September 24, 2016, net current deferred tax assets classified within deferred taxes, prepaid expenses and other current assets were $30.4 million, $29.7 million and $31.5 million, respectively.
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

Goodwill
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance will be effective for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, or the Company's first quarter of fiscal 2021. The amendment should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will adopt this guidance in its fourth quarter of fiscal 2017 as part of its annual goodwill impairment testing.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of June 24, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (a)	$0	$0	$4,095	$4,095
Total liabilities	$0	$0	$4,095	$4,095
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

The following table provides a summary of the changes in fair value of the Company's Level 3 financial instruments for the periods ended June 24, 2017 and June 25, 2016 (in thousands):

Amount
Balance September 24, 2016	$5,113
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	204
Performance-based payments	(1,222)
Balance June 24, 2017	$4,095

Amount
Balance September 26, 2015	$3,625
Estimated contingent performance-based consideration established at the time of acquisition	2,590
Changes in the fair value of contingent performance-based payments established at the time of acquisition	140
Balance June 25, 2016	$6,355
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended June 24, 2017 and June 25, 2016, the Company was not required to measure any significant non-financial assets and liabilities at fair value.
Fair Value of Other Financial Instruments
In November 2015, the Company issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”). The estimated fair value of the Company’s 2023 Notes as of June 24, 2017, June 25, 2016 and September 24, 2016 was $430.5 million, $417 million and $430.3 million, respectively, compared to a carrying value of $395.0 million, $394.2 million and $394.4 million, respectively.

3.	Acquisitions
K&H Manufacturing
On April 28, 2017, the Company purchased K&H Manufacturing, a producer of premium pet supplies and the largest marketer of heated pet products in the country, for a purchase price of approximately $48.0 million. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $41.8 million, which is included in other assets in the Company’s condensed consolidated balance sheet as of June 24, 2017. The Company has not yet finalized the allocation of the purchase price to the fair value of the intangible assets acquired. K&H sells branded pet products under the K&H and K&H Pet brands. The acquisition is expected to complement the Company's existing dog and cat business.
Segrest Inc.
On October 24, 2016, the Company acquired Segrest, Inc., a wholesaler of aquarium fish, for a purchase price of approximately $60.0 million, of which $6.0 million is in an escrow account managed by an independent trustee and is payable contingent upon future events. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $47.7 million, which is included in other assets in the Company’s condensed consolidated balance sheet as of June 24, 2017. The Company has not yet finalized the allocation of the purchase price to the fair value of the intangible assets acquired. This acquisition is expected to strengthen the Company's position in the aquatics category and provide the opportunity for synergies with the Company's existing aquatics business.
Proforma financial information has not been presented as the Segrest and K&H acquisitions were not considered material to the Company's overall consolidated financial statements during the periods presented.

4.	Inventories, net
Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	June 24, 2017	June 25, 2016	September 24, 2016
Raw materials	$118,097	$110,095	$120,786
Work in progress	16,573	16,604	17,378
Finished goods	243,053	225,814	217,788
Supplies	5,726	9,300	6,052
Total inventories, net	$383,449	$361,813	$362,004

5.	Goodwill
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

6.	Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
			(in millions)
June 24, 2017
Marketing-related intangible assets – amortizable	$14.9	$(11.9)	$—	$3.0
Marketing-related intangible assets – nonamortizable	62.7	—	(26.0)	36.7
Total	77.6	(11.9)	(26.0)	39.7
Customer-related intangible assets – amortizable	64.3	(29.0)	—	35.3
Other acquired intangible assets – amortizable	20.8	(12.4)	—	8.4
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	28.6	(12.4)	(1.2)	15.0
Total other intangible assets	$170.5	$(53.3)	$(27.2)	$90.0
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
			(in millions)
June 25, 2016
Marketing-related intangible assets – amortizable	$14.9	$(11.1)	$—	$3.8
Marketing-related intangible assets – nonamortizable	63.0	—	(24.2)	38.8
Total	77.9	(11.1)	(24.2)	42.6
Customer-related intangible assets – amortizable	62.1	(25.8)	—	36.3
Other acquired intangible assets – amortizable	20.8	(11.2)	—	9.6
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	28.6	(11.2)	(1.2)	16.2
Total other intangible assets	$168.6	$(48.1)	$(25.4)	$95.1
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
			(in millions)
September 24, 2016
Marketing-related intangible assets – amortizable	$14.9	$(11.3)	$—	$3.6
Marketing-related intangible assets – nonamortizable	63.0	—	(26.0)	37.0
Total	77.9	(11.3)	(26.0)	40.6
Customer-related intangible assets – amortizable	65.6	(26.1)	—	39.5
Other acquired intangible assets – amortizable	20.8	(11.6)	—	9.2
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	28.6	(11.6)	(1.2)	15.8
Total other intangible assets	$172.1	$(49.0)	$(27.2)	$95.9

Other acquired intangible assets include contract-based and technology-based intangible assets.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. In the fourth quarter of fiscal 2016, the Company recognized a non-cash $1.8 million impairment charge to certain indefinite-lived intangible assets as a result of increased competition in the marketplace and declining volume of sales. Other factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in fiscal 2016 or during the nine months ended June 24, 2017, and accordingly, no impairment testing was performed on these assets.
The Company amortizes its acquired intangible assets with definite lives over periods ranging from four years to 25 years; over weighted average remaining lives of six years for marketing-related intangibles, 11 years for customer-related intangibles and 13 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $1.4 million and $2.7 million for the three months ended June 24, 2017 and June 25, 2016, respectively, and $4.3 million and $4.9 million for the nine months ended June 24, 2017 and June 25, 2016, respectively, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $5 million per year from fiscal 2017 through fiscal 2021.

7.	Long-Term Debt
Long-term debt consists of the following:

	June 24, 2017	June 25, 2016	September 24, 2016
	(in thousands)
Senior notes, interest at 6.125%, payable semi-annually, principal due November 2023	$400,000	$400,000	$400,000
Unamortized debt issuance costs	(5,039)	(5,834)	(5,635)
Net carrying value	394,961	394,166	394,365
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.25% to 1.50% or Base Rate plus a margin of 0.25% to 0.50%, final maturity April 2021	40,000	—	—
Other notes payable	488	967	904
Total	435,449	395,133	395,269
Less current portion	(375)	(530)	(463)
Long-term portion	$435,074	$394,603	$394,806
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
As a result of the Company’s redemption of the 2018 Notes, the Company incurred a call premium payment of $8.3 million, overlapping interest expense for 30 days of approximately $2.7 million and a $3.3 million non-cash charge for the write off of unamortized deferred financing costs and discount related to the 2018 Notes. These amounts are included in interest expense in the condensed consolidated statements of operations for the nine months ended June 25, 2016.

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
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all covenants as of June 24, 2017.
Asset-Based Loan Facility Amendment
On April 22, 2016, the Company entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein (collectively, the “Amended Credit Facility”). The Amended Credit Facility matures on April 22, 2021. The Company may borrow, repay and reborrow amounts under the Amended Credit Facility until its maturity date, at which time all amounts outstanding under the Amended Credit Facility must be repaid in full. As of June 24, 2017, there were borrowings of $40.0 million outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $2.6 million outstanding as of June 24, 2017.
The Amended Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of June 24, 2017, the borrowing base and remaining borrowing availability was $360.0 million. Borrowings under the Amended Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25% - 1.50%, and was 1.25% as of June 24, 2017, and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.5%, and was 0.25% as of June 24, 2017. As of June 24, 2017, the applicable interest rate related to Base Rate borrowings was 4.5%, and the applicable interest rate related to LIBOR-based borrowings was 2.3%.
The Company incurred approximately $1.2 million of debt issuance costs in conjunction with this transaction, which included underwriter fees, legal and accounting expenses. The debt issuance costs will be amortized over the term of the Amended Credit Facility.
The Amended Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Amended Credit Facility is secured by substantially all assets of the Company. The Company was in compliance with all financial covenants under the Amended Credit Facility during the quarter ended June 24, 2017.

8.	Supplemental Equity Information

The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest for the nine months ended June 24, 2017 and June 25, 2016

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
Balance September 24, 2016	$120	$374	$16	$393,297	$160,501	$(1,294)	$553,014	$1,573	$554,587
Comprehensive income					74,569	(193)	74,376	1,358	75,734
Amortization of share-based awards				6,377			6,377		6,377
Restricted share activity, including net share settlement		(1)		(7,491)			(7,492)		(7,492)
Issuance of common stock, including net share settlement of stock options	2	6		(16,358)			(16,350)		(16,350)
Tax benefit on stock option exercise, net of tax deficiency				17,170			17,170		17,170
Distribution to Noncontrolling interest								(1,019)	(1,019)
Balance June 24, 2017	$122	$379	$16	$392,995	$235,070	$(1,487)	$627,095	$1,912	$629,007

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
Balance September 26, 2015	$119	$364	$16	$388,636	$115,987	$164	$505,286	$1,094	$506,380
Comprehensive income					50,125	(969)	49,156	1,353	50,509
Amortization of share-based awards				4,796			4,796		4,796
Restricted share activity, including net share settlement		1		(1,230)			(1,229)		(1,229)
Issuance of common stock, including net share settlement of stock options	1	6		(6,654)			(6,647)		(6,647)
Tax benefit on stock option exercise, net of tax deficiency				4,722			4,722		4,722
Distribution to Noncontrolling interest								(592)	(592)
Other								1	1
Balance June 25, 2016	$120	$371	$16	$390,270	$166,112	$(805)	$556,084	$1,856	$557,940

9.	Stock-Based Compensation

The Company recognized share-based compensation expense of $8.2 million and $6.1 million for the nine months ended June 24, 2017 and June 25, 2016, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the nine months ended June 24, 2017 and June 25, 2016 was $3.0 million and $2.2 million, respectively.

10.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	Three Months Ended			Nine Months Ended
	June 24, 2017			June 24, 2017
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Net income available to common shareholders	$32,248	50,507	$0.64	$74,569	50,084	$1.49
Effect of dilutive securities:
Options to purchase common stock		810	(0.01)	—	1,080	(0.03)
Restricted shares		508	(0.01)	—	605	(0.02)
Diluted EPS:				—
Net income available to common shareholders	$32,248	51,825	$0.62	$74,569	51,769	$1.44

	Three Months Ended			Nine Months Ended
	June 25, 2016			June 25, 2016
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Net income available to common shareholders	$26,030	49,120	$0.53	$50,125	48,801	$1.03
Effect of dilutive securities:
Options to purchase common stock		1,211	(0.01)		1,201	(0.03)
Restricted shares		732	(0.01)		741	(0.01)
Diluted EPS:
Net income available to common shareholders	$26,030	51,063	$0.51	$50,125	50,743	$0.99

Options to purchase 2.7 million shares of common stock at prices ranging from $6.43 to $31.76 per share were outstanding at June 24, 2017, and options to purchase 4.5 million shares of common stock at prices ranging from $6.43 to $15.56 per share were outstanding at June 25, 2016.

For the three months ended June 24, 2017, options to purchase 0.6 million shares of common stock were outstanding but were not included in the computation of diluted earnings per share, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the three months ended June 25, 2016, all options outstanding were included in the computation of diluted earnings per share.

For the nine month period ended June 24, 2017, options to purchase 0.6 million shares of common stock were outstanding but were not included in the computation of diluted earnings per share, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the nine month period ended June 25, 2016, all options outstanding were included in the computation of diluted earnings per share.

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

	Three Months Ended		Nine Months Ended
	June 24, 2017	June 25, 2016	June 24, 2017	June 25, 2016
Net sales:
Pet segment	$313,437	$287,213	$915,876	$811,203
Garden segment	261,155	227,331	648,138	604,402
Total net sales	$574,592	$514,544	$1,564,014	$1,415,605
Operating income:
Pet segment	36,092	38,759	104,143	97,363
Garden segment	38,369	26,452	87,050	67,605
Corporate	(16,528)	(17,026)	(49,462)	(48,607)
Total income from operations	57,933	48,185	141,731	116,361
Interest expense - net	(7,220)	(6,921)	(20,877)	(36,131)
Other income (expense)	1,626	318	(306)	(243)
Income tax expense	19,450	14,916	44,621	28,509
Income including noncontrolling interest	32,889	26,666	75,927	51,478
Net income attributable to noncontrolling interest	641	636	1,358	1,353
Net income attributable to Central Garden & Pet Company	$32,248	$26,030	$74,569	$50,125
Depreciation and amortization:
Pet segment	$6,794	6,700	$18,798	$16,120
Garden segment	1,651	1,542	4,686	4,586
Corporate	2,585	2,842	7,890	8,580
Total depreciation and amortization	$11,030	$11,084	$31,374	$29,286

	June 24, 2017	June 25, 2016	September 24, 2016
Assets:
Pet segment	$622,567	$523,281	$508,879
Garden segment	368,365	327,768	304,901
Corporate	360,815	365,858	398,413
Total assets	$1,351,747	$1,216,907	$1,212,193
Goodwill (included in corporate assets above):
Pet segment	$224,912	$229,713	$225,912
Garden segment	5,473	3,298	5,473
Total goodwill	$230,385	$233,011	$231,385

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
K&H Manufacturing, LLC
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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Three Months Ended June 24, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$184,719	$29,067	$387,333	$(26,527)	$574,592
Cost of goods sold and occupancy	142,533	20,636	252,678	(24,528)	391,319
Gross profit	42,186	8,431	134,655	(1,999)	183,273
Selling, general and administrative expenses	39,234	5,476	82,629	(1,999)	125,340
Operating income	2,952	2,955	52,026	—	57,933
Interest expense	(7,213)	(54)	(6)	—	(7,273)
Interest income	53	—	—	—	53
Other income	1,064	86	476	—	1,626
Income (loss) before taxes and equity in earnings of affiliates	(3,144)	2,987	52,496	—	52,339
Income tax expense (benefit)	(1,178)	1,096	19,532	—	19,450
Equity in earnings of affiliates	34,214	—	1,302	(35,516)	—
Net income including noncontrolling interest	32,248	1,891	34,266	(35,516)	32,889
Net income attributable to noncontrolling interest	—	641	—	—	641
Net income attributable to Central Garden & Pet Company	$32,248	$1,250	$34,266	$(35,516)	$32,248

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Three Months Ended June 25, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$162,751	$28,052	$350,013	$(26,272)	$514,544
Cost of goods sold and occupancy	128,517	18,274	228,343	(24,335)	350,799
Gross profit	34,234	9,778	121,670	(1,937)	163,745
Selling, general and administrative expenses	36,826	5,380	75,291	(1,937)	115,560
Operating income (loss)	(2,592)	4,398	46,379	—	48,185
Interest expense	(6,904)	(53)	(7)	—	(6,964)
Interest income	42	1	—	—	43
Other income (expense)	(108)	(146)	572	—	318
Income (loss) before taxes and equity in earnings of affiliates	(9,562)	4,200	46,944	—	41,582
Income tax expense (benefit)	(3,517)	1,552	16,881	—	14,916
Equity in earnings of affiliates	32,075	—	2,148	(34,223)	—
Net income including noncontrolling interest	26,030	2,648	32,211	(34,223)	26,666
Net income attributable to noncontrolling interest	—	636	—	—	636
Net income attributable to Central Garden & Pet Company	$26,030	$2,012	$32,211	$(34,223)	$26,030

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Nine Months Ended June 24, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$531,028	$69,183	$1,032,444	$(68,641)	$1,564,014
Cost of goods sold and occupancy	409,262	52,442	678,798	(63,968)	1,076,534
Gross profit	121,766	16,741	353,646	(4,673)	487,480
Selling, general and administrative expenses	114,546	14,014	221,862	(4,673)	345,749
Operating income	7,220	2,727	131,784	—	141,731
Interest expense	(20,823)	(136)	(17)	—	(20,976)
Interest income	98	1	—	—	99
Other income (expense)	(276)	(301)	271	—	(306)
Income (loss) before taxes and equity in earnings of affiliates	(13,781)	2,291	132,038	—	120,548
Income tax expense (benefit)	(5,088)	1,133	48,576	—	44,621
Equity in earnings of affiliates	83,262	—	875	(84,137)	—
Net income including noncontrolling interest	74,569	1,158	84,337	(84,137)	75,927
Net income attributable to noncontrolling interest	—	1,358	—	—	1,358
Net income (loss) attributable to Central Garden & Pet Company	$74,569	$(200)	$84,337	$(84,137)	$74,569

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Nine Months Ended June 25, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$456,568	$73,324	$953,925	$(68,212)	$1,415,605
Cost of goods sold and occupancy	360,745	54,319	631,251	(63,580)	982,735
Gross profit	95,823	19,005	322,674	(4,632)	432,870
Selling, general and administrative expenses	102,990	14,283	203,868	(4,632)	316,509
Operating income (loss)	(7,167)	4,722	118,806	—	116,361
Interest expense	(36,065)	(133)	(7)	—	(36,205)
Interest income	71	3	—	—	74
Other income (expense)	(286)	(409)	452	—	(243)
Income (loss) before taxes and equity in earnings of affiliates	(43,447)	4,183	119,251	—	79,987
Income tax expense (benefit)	(15,437)	1,749	42,197	—	28,509
Equity in earnings of affiliates	78,135	—	1,971	(80,106)	—
Net income including noncontrolling interest	50,125	2,434	79,025	(80,106)	51,478
Net income attributable to noncontrolling interest	—	1,353	—	—	1,353
Net income attributable to Central Garden & Pet Company	$50,125	$1,081	$79,025	$(80,106)	$50,125

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended June 24, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$32,248	$1,891	$34,266	$(35,516)	$32,889
Other comprehensive income:
Foreign currency translation	172	116	19	(135)	172
Total comprehensive income	32,420	2,007	34,285	(35,651)	33,061
Comprehensive income attributable to noncontrolling interests	—	641	—	—	641
Comprehensive income (loss) attributable to Central Garden & Pet Company	$32,420	$1,366	$34,285	$(35,651)	$32,420

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended June 25, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$26,030	$2,648	$32,211	$(34,223)	$26,666
Other comprehensive income (loss):
Foreign currency translation	(277)	(233)	25	208	(277)
Total comprehensive income	25,753	2,415	32,236	(34,015)	26,389
Comprehensive loss attributable to noncontrolling interests	—	636	—	—	636
Comprehensive income (loss) attributable to Central Garden & Pet Company	$25,753	$1,779	$32,236	$(34,015)	$25,753

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Nine Months Ended June 24, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$74,569	$1,158	$84,337	$(84,137)	$75,927
Other comprehensive loss:
Foreign currency translation	(193)	(144)	(11)	155	(193)
Total comprehensive income (loss)	74,376	1,014	84,326	(83,982)	75,734
Comprehensive income attributable to noncontrolling interests	—	1,358	—	—	1,358
Comprehensive income (loss) attributable to Central Garden & Pet Company	$74,376	$(344)	$84,326	$(83,982)	$74,376

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Nine Months Ended June 25, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$50,125	$2,434	$79,025	$(80,106)	$51,478
Other comprehensive income (loss):
Foreign currency translation	(969)	(773)	32	741	(969)
Total comprehensive income (loss)	49,156	1,661	79,057	(79,365)	50,509
Comprehensive income attributable to noncontrolling interests	—	1,353	—	—	1,353
Comprehensive income (loss) attributable to Central Garden & Pet Company	$49,156	$308	$79,057	$(79,365)	$49,156

	CONSOLIDATING CONDENSED BALANCE SHEET
	June 24, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$929	$10,118	$3,426	$—	$14,473
Restricted cash	10,999	—	—	—	10,999
Accounts receivable, net	92,703	9,842	176,959	—	279,504
Inventories	127,307	10,567	245,575	—	383,449
Prepaid expenses and other	19,670	1,059	31,235	—	51,964
Total current assets	251,608	31,586	457,195	—	740,389
Land, buildings, improvements and equipment, net	37,823	4,065	135,896	—	177,784
Goodwill	15,058	—	215,327	—	230,385
Other long-term assets	34,273	3,200	167,858	(2,142)	203,189
Intercompany receivable	36,783	—	601,317	(638,100)	—
Investment in subsidiaries	1,369,307	—	—	(1,369,307)	—
Total	$1,744,852	$38,851	$1,577,593	$(2,009,549)	$1,351,747
LIABILITIES AND EQUITY
Accounts payable	$34,562	$7,832	$64,014	$—	$106,408
Accrued expenses	57,235	2,632	52,224	—	112,091
Current portion of long-term debt	—	—	375	—	375
Total current liabilities	91,797	10,464	116,613	—	218,874
Long-term debt	434,962	—	112	—	435,074
Intercompany payable	588,378	49,722		(638,100)	—
Losses in excess of investment in subsidiaries	—	—	19,327	(19,327)	—
Other long-term obligations	2,620	—	68,314	(2,142)	68,792
Total Central Garden & Pet shareholders’ equity (deficit)	627,095	(23,247)	1,373,227	(1,349,980)	627,095
Noncontrolling interest	—	1,912	—	—	1,912
Total equity (deficit)	627,095	(21,335)	1,373,227	(1,349,980)	629,007
Total	$1,744,852	$38,851	$1,577,593	$(2,009,549)	$1,351,747

	CONSOLIDATING CONDENSED BALANCE SHEET
	June 25, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$30,477	$8,675	$848	$—	$40,000
Restricted cash	12,029	—	—	—	12,029
Accounts receivable, net	74,162	9,395	158,397	—	241,954
Inventories	105,440	9,037	247,336	—	361,813
Prepaid expenses and other	20,543	1,039	23,493	—	45,075
Total current assets	242,651	28,146	430,074	—	700,871
Land, buildings, improvements and equipment, net	43,475	3,877	112,078	—	159,430
Goodwill	18,858	—	214,153	—	233,011
Other long-term assets	37,139	3,294	84,702	(1,540)	123,595
Intercompany receivable	31,005	—	478,780	(509,785)	—
Investment in subsidiaries	1,130,148	—	—	(1,130,148)	—
Total	$1,503,276	$35,317	$1,319,787	$(1,641,473)	$1,216,907
LIABILITIES AND EQUITY
Accounts payable	$26,818	$6,210	$63,878	$—	$96,906
Accrued expenses	48,981	2,290	51,682	—	102,953
Current portion of long-term debt	154	—	376	—	530
Total current liabilities	75,953	8,500	115,936	—	200,389
Long-term debt	394,164	—	439	—	394,603
Intercompany payable	468,039	41,746	—	(509,785)	—
Losses in excess of investment in subsidiaries	—	—	14,780	(14,780)	—
Other long-term obligations	9,036	—	56,479	(1,540)	63,975
Total Central Garden & Pet shareholders’ equity (deficit)	556,084	(16,785)	1,132,153	(1,115,368)	556,084
Noncontrolling interest	—	1,856	—	—	1,856
Total equity (deficit)	556,084	(14,929)	1,132,153	(1,115,368)	557,940
Total	$1,503,276	$35,317	$1,319,787	$(1,641,473)	$1,216,907

	CONSOLIDATING CONDENSED BALANCE SHEET
	September 24, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$82,158	$9,695	$1,129	$—	$92,982
Restricted cash	10,910	—	—	—	10,910
Accounts receivable, net	59,617	5,156	136,378	—	201,151
Inventories	113,317	11,752	236,935	—	362,004
Prepaid expenses and other assets	20,978	817	25,964	—	47,759
Total current assets	286,980	27,420	400,406	—	714,806
Land, buildings, improvements and equipment, net	41,083	3,897	113,244	—	158,224
Goodwill	15,058	—	216,327	—	231,385
Other long-term assets	30,555	2,980	85,701	(11,458)	107,778
Intercompany receivable	32,778	—	567,374	(600,152)	—
Investment in subsidiaries	1,176,990	—	—	(1,176,990)	—
Total	$1,583,444	$34,297	$1,383,052	$(1,788,600)	$1,212,193
LIABILITIES AND EQUITY
Accounts payable	$34,096	$3,953	$64,364	$—	$102,413
Accrued expenses and other liabilities	47,862	1,410	50,071	—	99,343
Current portion of long term debt	88	—	375	—	463
Total current liabilities	82,046	5,363	114,810	—	202,219
Long-term debt	394,364	—	442	—	394,806
Intercompany payable	553,964	46,188	—	(600,152)	—
Losses in excess of investment in subsidiaries	—	—	16,126	(16,126)	—
Other long-term obligations	56	—	71,983	(11,458)	60,581
Total Central Garden & Pet shareholders’ equity (deficit)	553,014	(18,827)	1,179,691	(1,160,864)	553,014
Noncontrolling interest	—	1,573	—	—	1,573
Total equity (deficit)	553,014	(17,254)	1,179,691	(1,160,864)	554,587
Total	$1,583,444	$34,297	$1,383,052	$(1,788,600)	$1,212,193

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Nine Months Ended June 24, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(14,968)	$2,482	$59,210	$(4,076)	$42,648
Additions to property and equipment	(6,811)	(557)	(29,719)		(37,087)
Payments to acquire companies, net of cash acquired	(106,821)	—		—	(106,821)
Proceeds from sale of business, facility and other assets	—	—	8,301	—	8,301
Change in restricted cash and cash equivalents	(89)	—		—	(89)
Investment in equity method investee	(11,495)	—		—	(11,495)
Other investing activities	(2,735)	—	—	—	(2,735)
Intercompany investing activities	(4,005)	—	(33,943)	37,948	—
Net cash used by investing activities	(131,956)	(557)	(55,361)	37,948	(149,926)
Repayments on revolving line of credit	(416,000)	—	—	—	(416,000)
Borrowings under revolving line of credit	456,000	—	—	—	456,000
Repayments under long-term debt	(88)	—	(368)	—	(456)
Excess tax benefits from stock-based awards	17,205	—	—	—	17,205
Repurchase of common stock	(25,654)	—	—	—	(25,654)
Distribution to parent		(4,076)	—	4,076	—
Distribution to noncontrolling interest		(1,019)	—	—	(1,019)
Payment of contingent consideration liability		—	(1,222)	—	(1,222)
Intercompany financing activities	34,414	3,534		(37,948)	—
Net cash provided (used) by financing activities	65,877	(1,561)	(1,590)	(33,872)	28,854
Effect of exchange rate changes on cash and cash equivalents	(182)	59	38	—	(85)
Net decrease in cash and cash equivalents	(81,229)	423	2,297	—	(78,509)
Cash and cash equivalents at beginning of period	82,158	9,695	1,129	—	92,982
Cash and cash equivalents at end of period	$929	$10,118	$3,426	$—	$14,473

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Nine Months Ended June 25, 2016
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used by operating activities	$4,127	$6,082	$84,258	$(4,884)	$89,583
Additions to property, plant and equipment	(1,876)	(577)	(17,033)	—	(19,486)
Payments to acquire companies, net of cash acquired	(60,916)	—	(7,985)	—	(68,901)
Change in restricted cash and cash equivalents	1,129	—	—	—	1,129
Proceeds from sale of plant assets			3,899		3,899
Other investing activities	(550)				(550)
Intercompany investing activities	1,689	—	(63,778)	62,089	—
Net cash provided (used) by investing activities	(60,524)	(577)	(84,897)	62,089	(83,909)
Repayments of long-term debt	(400,208)	—	(22)	—	(400,230)
Borrowings under revolving line of credit	419,000	—	—	—	419,000
Repayments under revolving line of credit	(419,000)	—	—	—	(419,000)
Issuance of long-term debt	400,000	—	—	—	400,000
Excess tax benefits from stock-based awards	4,726	—	—	—	4,726
Repurchase of common stock	(9,429)		—		(9,429)
Proceeds from issuance of common stock	280	—	—	—	280
Distribution to parent	—	(4,884)	—	4,884	—
Distribution to noncontrolling interest		(592)			(592)
Payment of financing costs	(7,560)	—			(7,560)
Intercompany financing activities	63,786	(1,697)	—	(62,089)	—
Net cash provided (used) by financing activities	51,595	(7,173)	(22)	(57,205)	(12,805)
Effect of exchange rates on cash	(1,001)	321	227	—	(453)
Net increase (decrease) in cash and cash equivalents	(5,803)	(1,347)	(434)	—	(7,584)
Cash and cash equivalents at beginning of year	36,280	10,022	1,282	—	47,584
Cash and cash equivalents at end of year	$30,477	$8,675	$848	$—	$40,000

13.	Contingencies

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

Recent Developments
Fiscal 2017 Third Quarter Financial Performance:

•	Net sales increased $60.1 million, or 11.7%, to $574.6 million from the prior year quarter. Pet segment sales increased $26.2 million, and Garden segment sales increased $33.9 million.

•	Organic sales improved 8%; 15% in Garden and 2% in Pet.

•	Gross margin increased 10 basis points to 31.9% and gross profit increased $19.5 million.

•	Selling, general & administrative expense increased $9.8 million to $125.3 million, but decreased as a percentage of net sales as compared to the prior year quarter.

•	Operating income improved $9.7 million from the prior year quarter, to $57.9 million in the third quarter of fiscal 2017.

•	Our net income in the third quarter of fiscal 2017 was $32.2 million, or $0.62 per diluted share, compared to $26.0 million, or $0.51 per diluted share, in the third quarter of fiscal 2016.

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

(2)
During the first quarter of fiscal 2016, we redeemed our 2018 Notes and issued senior notes due November 2023. As a result of the redemption, we incurred incremental expenses of $14.3 million, comprised of a call premium payment of $8.3 million, a $2.7 million payment of overlapping interest expense for 30 days and a $3.3 million non-cash charge for the write off of unamortized deferred financing costs and discount related to the 2018 Notes. These amounts are included in interest expense in the condensed consolidated statements of operations for fiscal 2016.

(3)
During the third quarter of fiscal 2016, we recorded a $2.4 million gain in our Pet segment from the sale of a manufacturing plant resulting from rationalizing our facilities to reduce excess capacity.

Operating Income Reconciliation		GAAP to Non-GAAP Reconciliation (in thousands) For the Nine Months Ended
		June 24, 2017	June 25, 2016
GAAP operating income		$141,731	$116,361
Sale of distribution facility	(1) (3)	(2,050)	$(2,363)
Non-GAAP operating income		$139,681	$113,998
GAAP operating margin		9.1%	8.2%
Non-GAAP operating margin		8.9%	8.1%

		GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Nine Months Ended
Net Income and Diluted Net Income Per Share Reconciliation		June 24, 2017	June 25, 2016
GAAP net income (loss) attributable to Central Garden & Pet		$74,569	$50,125
Sale of distribution facility	(1) (3)	(2,050)	(2,363)
2018 notes redemption	(2)	—	14,339
Tax effects of non-GAAP adjustments		759	(4,268)
Total net income (loss) impact from non-GAAP adjustments		(1,291)	7,708
Non-GAAP net income attributable to Central Garden & Pet		$73,278	$57,833
GAAP diluted net income per share		$1.44	$0.99
Non-GAAP diluted net income per share		$1.42	$1.14
Shares used in GAAP diluted net earnings per share calculation		51,769	50,743
Shares used in non-GAAP diluted net earnings per share calculation		51,769	50,743
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

	GAAP to Non-GAAP Reconciliation (in millions) For the Three Months Ended June 24, 2017
	Consolidated		Pet Segment
		Percentage change		Percentage change

Reported net sales - Q3 FY17 (GAAP)	$574.6		$313.4
Reported net sales - Q3 FY16 (GAAP)	514.5		287.2
Increase in net sales	60.1	11.7%	26.2	9.1%
Effect of acquisition and divestitures on increase in net sales	21.0	4.0%	21.3	7.4%
Increase in organic net sales - Q3 2017	$39.1	7.6%	$4.9	1.7%

	GAAP to Non-GAAP Reconciliation (in millions) For the Nine Months Ended June 24, 2017
	Consolidated		Pet Segment		Garden Segment
		Percent change		Percent change		Percent change
Reported net sales - Q3 FY17 (GAAP)	$1,564.0		$915.9		648.1
Reported net sales - Q3 FY16 (GAAP)	1,415.6		811.2		604.4
Increase in net sales	148.4	10.5%	104.7	12.9%	43.7	7.2%
Effect of acquisition and divestitures on increase in net sales	75.5	5.3%	81.0	10.0%	(5.5)	(1.0)%
Increase in organic net sales	$73.0	5.2%	$23.7	2.9%	49.2	8.2%

Results of Operations
Three Months Ended June 24, 2017
Compared with Three Months Ended June 25, 2016
Net Sales
Net sales for the three months ended June 24, 2017 increased $60.1 million, or 11.7%, to $574.6 million from $514.5 million for the three months ended June 25, 2016. Our branded product sales increased $58.6 million, and sales of other manufacturers’ products increased $1.5 million. Organic net sales, which excludes the impact of acquisitions and divestitures in the last 12 months, increased $39.1 million, or 7.6%, as compared to the fiscal 2016 quarter.
Pet net sales increased $26.2 million, or 9.1%, to $313.4 million for the three months ended June 24, 2017 from $287.2 million for the three months ended June 25, 2016. The increase in net sales was due primarily to sales from our acquisitions in in fiscal 2017 and, secondarily, to increased sales in our dog & cat category. Pet organic net sales increased 1.7%. Pet branded product sales increased $26.8 million due primarily to the two recent acquisitions and, to a lesser extent, to the organic net sales growth noted above, partially offset by a $0.5 million decrease in sales of other manufacturers’ products.
Garden net sales increased $33.9 million, or 14.9%, to $261.2 million for the three months ended June 24, 2017 from $227.3 million for the three months ended June 25, 2016. The net sales increase was all organic. Garden branded product sales increased $31.8 million, and sales of other manufacturers’ products increased $2.1 million. The increase in branded products was due primarily to a $19.2 million increase in our controls and fertilizer business and a $16.6 million increase in our grass seed business, both increases volume-based and benefiting from an extended season, increased promotional activity and private label business. These increases were partially offset by a $5.7 million decrease in wild bird feed. The increase in sales of other manufacturer's products was due primarily to increased distribution.
Gross Profit
Gross profit for the three months ended June 24, 2017 increased $19.5 million, or 11.9%, to $183.3 million from $163.8 million for the three months ended June 25, 2016. Gross margin increased 10 basis points to 31.9% for the three months ended June 24, 2017 from 31.8% for the three months ended June 25, 2016. Both operating segments contributed to the increase in gross profit. The increase in gross margin in our Garden segment was due primarily to an improved gross margin in our grass seed business, which benefited from manufacturing effectiveness aided by increased sales volume, and a favorable product mix. The gross margin improvement in our Garden segment was partially offset by a slight decrease in our Pet segment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $9.8 million, or 8.5%, to $125.3 million for the three months ended June 24, 2017 from $115.5 million for the three months ended June 25, 2016. Increased expense in the Pet segment in the quarter was partially offset by minor decreases at Corporate and the Garden segment. As a percentage of net sales, selling, general and administrative expenses decreased to 21.8% for the three months ended June 24, 2017, compared to 22.5% in the comparable prior year quarter.
Selling and delivery expense increased $3.5 million, or 5.4%, to $68.1 million for the three months ended June 24, 2017 from $64.6 million for the three months ended June 25, 2016. The increase in selling and delivery was primarily in our Pet segment due primarily to our two recent acquisitions. Selling and delivery expenses in our Garden segment were relatively flat as increased delivery and other costs were offset by lower marketing costs due to the timing of advertising expenses as compared to the prior year quarter.
Warehouse and administrative expense increased $6.3 million, or 12.4%, to $57.2 million for the quarter ended June 24, 2017 from $50.9 million for the three months ended June 25, 2016. Increased expense in the Pet segment, due primarily to the two acquisitions made in fiscal 2017 and a $2.4 million gain from the sale of a manufacturing plant in the prior year quarter, was partially offset by a slight decrease in the Garden segment and at Corporate. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.

Operating Income
Operating income increased $9.7 million to $57.9 million for the three months ended June 24, 2017 from $48.2 million for the three months ended June 25, 2016. Increased sales of $60.1 million and an improved gross margin were partially offset by a $9.8 million increase in selling, general and administrative costs. Operating margin improved to 10.1% for the three months ended June 24, 2017 from 9.4% for the three months ended June 25, 2016 due to a 10 basis point improvement in gross margin and a 70 basis point decrease in selling, general and administrative expenses as a percentage of net sales.
Pet operating income decreased $2.7 million, or 6.9%, to $36.1 million for the three months ended June 24, 2017 from $38.8 million for the three months ended June 25, 2016. The decrease was due to a slightly lower gross margin and increased selling, general and administrative expenses compared to the prior year quarter which was favorably impacted by a $2.4 million gain from the sale of a manufacturing plant, partially offset by increased net sales. Pet operating margin decreased to 11.5% for the three months ended June 24, 2017 from 13.5% for the three months ended June 25, 2016 due to higher selling, general and administrative costs as a percentage of net sales and a lower gross margin. The Pet segment operating income and operating margin also continue to be negatively impacted by expenses to expand, move and consolidate facilities.
Garden operating income increased $11.9 million to $38.3 million for the three months ended June 24, 2017 from $26.5 million for the three months ended June 25, 2016. Garden operating margin increased to 14.7% for the three months ended June 24, 2017 from 11.6% for the three months ended June 25, 2016. The increases in operating income and operating margin were due to increased sales, an improved gross margin and relatively flat selling, general and administrative expenses.
Corporate operating expense decreased $0.5 million to $16.5 million in the current year quarter from $17.0 million in the fiscal 2016 quarter due primarily to lower legal and insurance related expenses, partially offset by increased equity compensation expense.
Net Interest Expense
Net interest expense for the three months ended June 24, 2017 increased $0.3 million, or 4.3%, to $7.2 million from $6.9 million for the three months ended June 25, 2016. The increase in interest expense was due to higher average borrowings under our asset-based loan facility.
Debt outstanding on June 24, 2017 was $435.4 million compared to $395.1 million as of June 25, 2016.
Other Income
Other income is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other income increased $1.3 million to $1.6 million for the quarter ended June 24, 2017, from $0.3 million for the quarter ended June 25, 2016 due to income from an investment made during the quarter. While this investment is expected to contribute to earnings over a full fiscal year, it is seasonal in nature and is expected to have a loss in our fiscal fourth quarter.
Income Taxes
Our effective income tax rate was 37.2% for the quarter ended June 24, 2017 and 35.9% for the quarter ended June 25, 2016. The increase in the income tax rate was due primarily to reduced projected tax incentives in the current year.

Nine Months Ended June 24, 2017
Compared with Nine Months Ended June 25, 2016
Net Sales
Net sales for the nine months ended June 24, 2017 increased $148.4 million, or 10.5%, to $1,564.0 million from $1,415.6 million for the nine months ended June 25, 2016. Our branded product sales increased $139.4 million, and sales of other manufacturers’ products increased $9.0 million. Organic net sales increased $73.0 million, or 5.2%, as compared to the prior year nine month period.
Pet net sales increased $104.7 million, or 12.9%, to $915.9 million for the nine months ended June 24, 2017 from $811.2 million for the nine months ended June 25, 2016. Acquisitions and divestitures completed in the last 12 months added $81.0 million, and organic sales growth was $23.7 million. Pet organic net sales increased 2.9%, primarily in our dog & cat category. Pet branded product sales increased $108.3 million, due primarily to the two acquisitions made in the prior 12 months, and, to a lesser extent, to the organic net sales growth which was primarily in our dog & cat category. Sales of other manufacturer's products decreased $3.6 million due primarily to lost dog food distribution.
Garden net sales increased $43.7 million, or 7.2%, to $648.1 million for the nine months ended June 24, 2017 from $604.4 million for the nine months ended June 25, 2016. Garden branded product sales increased $31.1 million, and sales of other manufacturers’ products increased $12.6 million. The sales increase in branded products was due primarily to a $28.5 million increase in controls and fertilizers and a $14.2 million increase in our grass seed business aided by increased private label activity and increased promotional activity. Both businesses were favorably impacted by an extended season. These increases were partially offset by a $10.3 million decrease in our wild bird feed business. The increase in sales of other manufacturer's products was due primarily to increased distribution.
Gross Profit
Gross profit for the nine months ended June 24, 2017 increased $54.6 million, or 12.6%, to $487.5 million from $432.9 million for the nine months ended June 25, 2016. Both segments contributed to the increased gross profit with the Pet segment the primary contributor. Gross margin increased 60 basis points to 31.2% for the nine months ended June 24, 2017 from 30.6% for the nine months ended June 25, 2016. Both segments contributed to the increased gross margin with the Garden segment the primary contributor.
The Pet segment gross profit and gross margin improvements were due primarily to the two most recent acquisitions and growth in the dog & cat category. The Segrest acquisition generally has higher gross margins than our segment average. DMC, which has lower margins than our segment average, had an improved gross margin.
The Garden segment gross profit and gross margin improvements resulted from increases in most of our Garden categories. The improvements were due primarily to our controls and fertilizer and our grass seed categories which were favorably impacted by increased manufacturing efficiencies, aided by increased sales volume and favorable changes in product mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $29.2 million, or 9.2%, to $345.7 million for the nine months ended June 24, 2017 from $316.5 million for the nine months ended June 25, 2016. As a percentage of net sales, selling, general and administrative expenses declined to 22.1% for the nine months ended June 24, 2017 from the comparable prior year nine month period. Increased expense in the Pet segment and, to a much lesser extent, at Corporate was partially offset by a minor decrease in the Garden segment.
Selling and delivery expense increased $13.5 million, or 8.0%, to $182.7 million for the nine months ended June 24, 2017 from $169.2 million for the nine months ended June 25, 2016. The increase was primarily in our Pet segment although the Garden segment also increased. The increase was due to increased sales volume, the addition of the two recent acquisitions and our investment in marketing activities.
Warehouse and administrative expense increased $15.7 million, or 10.6%, to $163.0 million for the nine months ended June 24, 2017 from $147.3 million for the nine months ended June 25, 2016. Excluding a $2.0 million gain from the sale of a distribution facility in fiscal 2017, warehouse and administrative expense increased $17.7 million. Increased expense in the Pet segment and at Corporate, was partially offset by a decrease in the Garden segment.

The increase in our Pet segment was driven primarily by the two newly acquired businesses and increased facility and administrative spending to support growth and facility transition costs. Additionally, the Pet segment had a $2.4 million gain on the sale of a facility in the prior fiscal year. The decline in Garden segment was due primarily to a $2.0 million gain related to the sale of a distribution facility in fiscal 2017 and to the lack of expense incurred for a business exited during the prior year. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and information technology functions.
Operating Income
Operating income increased $25.3 million to $141.7 million for the nine months ended June 24, 2017 from $116.4 million for the nine months ended June 25, 2016. Our operating margin improved to 9.1% for the nine months ended June 24, 2017 from 8.2% for the nine months ended June 25, 2016. Increased sales of $148.4 million, a 60 basis point gross margin improvement and a decreased selling, general and administrative expense as a percent of net sales all contributed to our improved operating income and operating margin.
Pet operating income increased $6.7 million, or 7.0%, to $104.1 million for the nine months ended June 24, 2017 from $97.4 million for the nine months ended June 25, 2016. The increase was due primarily to increased sales and an improved gross margin partially offset by increased selling, general and administrative expenses. Our Pet operating margin decreased to 11.4% for the nine months ended June 24, 2017 from 12.0% for the nine months ended June 25, 2016 as an improved gross margin was partially offset by increased selling general and administrative expense as a percent of net sales. These changes were due primarily to acquisitions made in fiscal 2017 and 2016 and investments made to consolidate facilities in our dog and cat category.
Garden operating income increased $19.5 million, or 28.8%, to $87.1 million for the nine months ended June 24, 2017 from $67.6 million in the nine months ended June 25, 2016. Increased sales, an improved gross margin and lower selling, general and administrative expenses, aided by a $2.0 million gain from the sale of a distribution facility, all contributed to the improved operating margin.
Corporate operating expenses increased $0.9 million to $49.5 million in the current nine month period from $48.6 million in the comparable fiscal 2016 period primarily due to an increase in variable compensation and equity compensation amounts, partially offset by lower legal costs.
Net Interest Expense
Net interest expense for the nine months ended June 24, 2017 decreased $15.3 million, or 42.2%, to $20.9 million from $36.1 million for the nine months ended June 25, 2016. In November 2015, we issued $400 million aggregate principal amount of 2023 Notes and replaced our outstanding 2018 Notes. As a result of our redemption of the 2018 Notes, we recognized incremental interest expense of approximately $14.3 million. Excluding the $14.3 million of incremental expense related to the issuance and redemption of our fixed rate debt in the fiscal 2016 quarter, interest expense decreased $1.0 million to $20.9 million from $21.8 million in the comparable prior year period. The decrease was due principally to the lower interest rate on our 2023 Notes.
Debt outstanding on June 24, 2017 was $435.4 million compared to $395.1 million as of June 25, 2016. Our average borrowing rate for the current nine month period decreased to 5.9% from 6.3% for the prior year nine month period.
Other Expense
Other expense increased $0.1 million to $0.3 million for the nine months ended June 24, 2017, from $0.2 million for the nine months ended June 25, 2016. Other expense is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other expense increased due primarily to an investment in a start-up made earlier in fiscal 2017, partially offset by income from an investment made in our fiscal third quarter of 2017.
Income Taxes
Our effective income tax rate was 37.0% for the nine months ended June 24, 2017 and 35.6% for the nine months ended June 25, 2016. The increase in the tax rate is due primarily to reduced projected tax incentives available in the current year compared to the previous year.

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
During fiscal years 2015 and 2016 and the first nine months of fiscal 2017, commodity costs generally declined, but in past years we have been impacted by volatility in a number of commodities, including grass seed and wild bird feed grains. We continue to monitor commodity prices in order to be in a position to take action to mitigate the impact of increasing raw material costs.
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
Operating Activities
Net cash provided by operating activities decreased by $46.9 million, from $89.6 million for the nine months ended June 25, 2016, to $42.6 million for the nine months ended June 24, 2017. The decrease in cash provided was due primarily to an increase in our working capital accounts for the period ended June 24, 2017, mainly receivables and inventory, as compared to the prior year period, to support growth. We remain focused on maintaining high fill rates and service levels to our customers.

Investing Activities
Net cash used in investing activities increased $66.0 million, from $83.9 million for the nine months ended June 25, 2016 to $149.9 million during the nine months ended June 24, 2017. The increase in cash used in investing activities was due primarily to increased acquisition and investment activity in the current year compared to the prior year and an increase in capital expenditures during the current year, partially offset by an increase in proceeds from the sale of a small veterinary division and a distribution facility in our Garden segment during the first fiscal quarter of 2017. During the nine months ended June 24, 2017, we acquired Segrest Inc., a wholesaler of aquarium fish, and K&H Manufacturing, a producer of premium pet supplies and the largest marketer of heated pet products in the country, for total aggregate consideration of $106.8 million. During 2017, we also made investments in two strategic joint ventures. During the nine months ended June 25, 2016, we acquired Hydro-Organics Wholesale Inc., an organic fertilizer company, as well as the pet bedding business and certain other assets of DMC for total aggregate consideration of $68.9 million. We had an increase in capital expenditures of approximately $18.0 million in the current year period compared to the prior year period, as we continue to invest in upgrading and expanding our facilities.

Financing Activities
Net cash provided by financing activities increased $41.7 million, from $12.8 million of cash used by financing activities for the nine months ended June 25, 2016, to $28.9 million of cash provided by financing activities for the nine months ended June 24, 2017. The increase in cash provided by financing activities was due primarily to an increase in net borrowings under our revolving line of credit during the current year and an increase in cash flows from the excess tax benefits associated with the increase in stock option exercise activity during the current year period, partially offset by taxes paid for shares withheld in connection with the net share settlement of vested restricted stock and exercised options during the current year, as well as the payment of financing costs associated with the issuance of our 2023 Notes and amendment of our asset backed loan facility during the prior year period.
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
At June 24, 2017, our total debt outstanding was $435.4 million, as compared with $395.1 million at June 25, 2016.
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
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all covenants as of June 24, 2017.
Asset-Based Loan Facility Amendment
In April 2016, we entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if we exercise the accordion feature set forth therein (collectively, the “Amended Credit Facility”). The Amended Credit Facility matures on April 22, 2021. We may borrow, repay and reborrow amounts under the Amended Credit Facility until its maturity date, at which time all amounts outstanding under the Amended Credit Facility must be repaid in full. As of June 24, 2017, there were borrowings outstanding of $40.0 million and no letters of credit outstanding under the Amended Credit Facility. There were other letters of credit of $2.6 million outstanding as of June 24, 2017.
The Amended Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of June 24, 2017, the borrowing base and remaining borrowing availability was $360.0 million. Borrowings under the Amended Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on our consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25% - 1.5%, and was 1.25% as of June 24, 2017, and such applicable margin for Base Rate borrowings fluctuates between 0.25% - 0.5%, and was 0.25% as of June 24, 2017. As of June 24, 2017, the applicable interest rate related to Base Rate borrowings was 4.5%, and the applicable interest rate related to LIBOR-based borrowings was 2.3%.
We incurred approximately $1.2 million of debt issuance costs in conjunction with this transaction, which included underwriter fees, legal and accounting expenses. The debt issuance costs will be amortized over the term of the Amended Credit Facility.
The Amended Credit Facility contains customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Amended Credit Facility is secured by substantially all of our assets. We were in compliance with all financial covenants under the Amended Credit Facility during the period ended June 24, 2017.
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

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and principal financial officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of June 24, 2017.
(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and our principal financial officer have evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2017. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended June 24, 2017 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
March 26, 2017 - April 29, 2017	51,171	(2)	$35.36	—	$34,968,000
April 30, 2017 - May 27, 2017	1,700	(2)	$33.07	—	$34,968,000
May 28, 2017 - June 24, 2017	4,184	(2)	$29.66	—	$34,968,000
Total	57,055		$34.87	—	$34,968,000

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

4.1
Sixth Supplemental Indenture, dated as of June 24, 2017, by and among the Company, certain guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.125% Senior Notes due 2023.

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

Dated: August 3, 2017

/s/ GEORGE C. ROETH
George C. Roeth
President and Chief Executive Officer
(Principal Executive Officer)

/s/ NICHOLAS LAHANAS
Nicholas Lahanas
Chief Financial Officer
(Principal Financial Officer)