Form 10-K
period 2017-09-30
CENTRAL GARDEN & PET CO
filed 2017-11-29
CIK 887733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
Commission File Number 1-33268
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
Common Stock    Nasdaq
Class A Common Stock    Nasdaq
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    (Do not check if a smaller reporting company)
Smaller reporting company  ☐    Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒
At March 25, 2017, the aggregate market value of the registrant’s Common Stock, Class A Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $372 million, $1,183 million and $227,000, respectively.
At November 17, 2017, the number of shares outstanding of the registrant’s Common Stock was 12,160,023 and the number of shares of Class A Common Stock was 38,035,517. In addition, on such date, the registrant had outstanding 1,652,262 shares of its Class B Stock, which are convertible into Common Stock on a share-for-share basis.
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement for the Company’s 2018 Annual Meeting of Stockholders – Part III of this Form 10-K

Central Garden & Pet Company
Index to Annual Report on Form 10-K
For the fiscal year ended September 30, 2017

i

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
•our inability to protect our trademarks and other proprietary rights;
•potential environmental liabilities;

•risk associated with international sourcing;
•litigation and product liability claims;
•regulatory issues;
•the impact of product recalls;
•potential costs and risks associated with actual or potential cyber attacks;
•the impact of the corporate tax reform being considered by the U.S. Congress and Trump administration;
•the voting power associated with our Class B stock; and
•potential dilution from issuance of authorized shares.

MARKET, RANKING AND OTHER DATA
The data included in this Form 10-K regarding markets and ranking, including the size of certain markets and our position and the position of our competitors and products within these markets, are based on both independent industry publications, including The Freedonia Group U.S. Lawn & Garden Consumables - Custom Update (2017); The Freedonia Group Landscaping Products in the U.S., 5th Edition (2017); 2017 National Gardening Survey; Packaged Facts U.S. Pet Market Outlook, 2017-2018 May 2017; Packaged Facts Pet Treats and Chews in the U.S., 2nd Edition August 2017; Packaged Facts Durable Dog and Cat Petcare Products in the U.S. December 2016; Packaged Facts Pet Litter, Clean Up, and Odor Products: U.S. Market Trends May 2016; Packaged Facts Pet Medications in the U.S., 5th Edition August 2017; American Pet Products Association (APPA) National Pet Owners Survey 2017-2018; U.S. Census Bureau, and our estimates based on management’s knowledge and experience in the markets in which we operate. Our estimates have been based on information provided by customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. While we are not aware of any misstatements regarding our market and ranking data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risk factors” in this Form 10-K. This information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. As a result, you should be aware that market, ranking and other similar data included herein, and estimates and beliefs based on that data, may not be reliable. We cannot guarantee the accuracy or completeness of such information contained herein.

 PART I
Item 1. Business
Our Company
Central Garden & Pet Company (“Central”) is a leading innovator, producer and distributor of branded and private label products for the lawn & garden and pet supplies markets in the United States. The total pet food, treats and supplies industry in 2016 was estimated by Packaged Facts and the pet industry to have been approximately $55.9 billion in annual retail sales. We estimate the annual retail sales of the pet supplies, live animal, and consumables and natural pet food markets in the categories in which we participate to be approximately $28.0 billion. The total lawn and garden consumables and decorative products industry in the United States is estimated to be approximately $27.6 billion in annual retail sales, including fertilizer, pesticides, growing media, seeds, mulch, other consumables and decorative products. We estimate the annual retail sales of the lawn and garden consumables and decorative products markets in the categories in which we participate to be approximately $18.9 billion.
Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, super premium dog and cat food and treats, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; live fish and products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under the brands including Adams™, Aqueon®, Avoderm®, Bio Spot Active Care™, Cadet®, Farnam®, Four Paws®, Kaytee®, K&H Pet Products®, Nylabone®, Pinnacle®, TFH™, Zilla® as well as a number of other brands including Altosid®, Comfort Zone®, Coralife®, Interpet®, Kent Marine®, Pet Select®, Super Pet®, and Zodiac®.
Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, and other herbicides, insecticide and pesticide products; fertilizers; and decorative outdoor lifestyle products including pottery, trellises and other wood products. These products are sold under the brands AMDRO®, Ironite®, Pennington®, and Sevin®, as well as a number of other brand names including Lilly Miller®, Over-N-Out®, Smart Seed® and The Rebels®.
In fiscal 2017, our consolidated net sales were $2,054 million, of which our Pet segment, or Pet, accounted for approximately $1,246 million and our Garden segment, or Garden, accounted for approximately $808 million. In fiscal 2017, our operating income was $156 million consisting of income from our Pet segment of $132 million, income from our Garden segment of $87 million and corporate expenses of $63 million. See Note 18 to our consolidated financial statements for financial information about our two operating segments.
We were incorporated in Delaware in May 1992 as the successor to a California corporation that was formed in 1955. Our executive offices are located at 1340 Treat Boulevard, Suite 600, Walnut Creek, California 94597, and our telephone number is (925) 948-4000. Our website is www.central.com. The information on our website is not incorporated by reference in this annual report.

Recent Developments
Earnings per fully diluted share increased $0.65 per share to $1.52 per share, and our operating income increased $26.8 million to $156.1 million compared to fiscal 2016, due to increased earnings in both our segments. Certain charges and gains impacting fiscal 2017 and 2016 are excluded for purposes of the non-GAAP presentation elsewhere in this Form 10-K.
Financial summary:

•	Net sales for fiscal 2017 increased $225.5 million, or 12.3%, to $2,054.5 million. Our Pet segment sales increased 15.2%, and our Garden segment sales increased 8.2%.

•
Gross profit for fiscal 2017 increased $79.8 million, or 14.4%, to $632.8 million from $553.0 million in fiscal 2016. Gross margin increased 60 basis points in fiscal 2017 to 30.8%, from 30.2% in fiscal 2016.

•
Our operating income increased $26.8 million, or 20.7%, to $156.1 million in fiscal 2017, and increased as a percentage of net sales to 7.6% from 7.1%. Non-GAAP operating income increased $25.2 million, or 19.6%.

•
Net income was $78.8 million, or $1.52 per share on a fully diluted basis, compared to net income in fiscal 2016 of $44.5 million, or $0.87 per share on a fully diluted basis. Non-GAAP net income increased to $77.5 million, or $1.50 per share, in fiscal 2017 from $64.4 million, or $1.26 per share, in fiscal 2016.

•	Our net cash provided by operating activities was $114.3 million in fiscal 2017 compared to $151.4 million in fiscal 2016.

Acquisitions and Dispositions
K&H Manufacturing
In April 2017, we purchased K&H Manufacturing, a producer of premium pet supplies and the largest marketer of heated pet products in the country. K&H sells brands under the K&H and K&H Pet brands. The acquisition is expected to complement our existing dog and cat business.
Segrest, Inc.
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

•
History of Innovative New Products and Customer Service. We continuously seek to introduce new products, both as complementary extensions of existing product lines and in new product categories. Over the last three years, we have received a number of awards for innovation, customer service and marketing.

For innovation in 2017, Central won Wal*Mart's Innovation Award for a private label program. Also in 2017, the Pet segment's Kaytee brand won awards at Global Pet for the LED Run-About Ball, the CritterHome Habitat and the CritterTrail Display; the CritterTrail LED Habitat won the Pet Business Industry Recognition Award; Zilla's Front Opening Terrarium won a Global Pet Award while its Floating Basking Platforms won the Pet Business Editor's Choice and Aqueon

won the Pet Product News Editor's Choice Award for QuietFlow LED Pro Filters and Pro Sol Light Fixtures as well as the Pet Retail Brands' Best New Product Award for the Aqueon Betta Puzzle modular enclosure. In 2016, the Pet segment received awards at both Global Pet Expo and Super Zoo in the reptile category for Zilla Turtle Trunk and in the aquatics category for Aqueon NeoGlow aquariums. Aqueon's OptiBright won Pet Product News Editor's Choice award and both Aqueon Jukebox 5 aquarium kit and Herptile Habitat Accessories for Zilla Turtle Trunk won the Pet Business Industry Recognition Award. Also in 2016, we won Best in Show at Global Pet for the small animal category for Kaytee Critter Trail LED. In 2015, we received best new aquatic product at Global Pet Expo 2015 for the Aqueon Jukebox.
For customer service in 2017, the Garden segment won several awards from our largest customers including one of Lowe's three highest awards as Seasonal Vendor of the Year; Supplier of the Year in Lawn & Garden at Lowe's in both 2016 and 2017 and Wal*Mart in 2017 as well as Wal*Mart's H3 (Humble, Hustle & Hungry) Award. In 2017, the Pet segment won the Pet Retail Brands Specialty Pet Vendor Partner of the Year Award for efforts in building strategic relationships and offering the highest level of support and collaboration. Also in 2016, at the Wal*Mart Lawn & Garden Supplier Summit, Central was recognized for both e-commerce and collaboration.
For Marketing in 2017, Central won Summit Creative Awards for its S.L.A.P. Public Service Campaign for Mosquito Awareness and its Bug Free Grains Ad Campaign in the B2B category as well as numerous American Horse Publications Awards for print, e-newsletter, website and brand multi-media ad campaigns.

•
Strong Relationships with Retailers. We have developed strong relationships with major and independent retailers, as well as e-commerce retailers, through product innovation, premium brands, broad product offerings, private label programs, proprietary sales and logistics capabilities and a high level of customer service. Major retailers value the efficiency of dealing with suppliers with national scope and strong brands. We believe our ability to meet their unique needs for packaging and point of sale displays provides us with a competitive advantage. Independent retailers value our high level of customer service and broad array of premium branded products. We believe these strengths have assisted us in becoming one of the largest pet supplies vendors to PetSmart, PETCO and Wal*Mart and among the largest lawn and garden supplies vendors to Wal*Mart, Home Depot and Lowe’s, as well as a leading supplier to independent pet and garden supplies retailers in the United States.

•
Favorable Long-Term Industry Characteristics. We believe the U.S. pet supplies market is expected to grow over the long term due to favorable demographic and leisure trends. The key demographics bolstering our markets are the growth rates in the number of millennials who now account for 35% of pet owners and account for more than half of small animal, reptile and saltwater fish owners. According to the 2017-2018 APPA National Pet Owners Survey, the number of U.S. pet owners in recent years has reached record highs, with 84.6 million, or 68% of total households owning a pet-an increase of almost five million households in two years.

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

Business Strategy
Our objective is to grow revenues, profits, and cash flow by enhancing our position as one of the leading companies in the U.S. pet supplies and lawn and garden supplies industries. We seek to do so by developing new products, increasing market share, and working in partnership with our customers to grow the categories in which we participate. To achieve our objective, we plan to capitalize on our strengths and favorable industry trends by executing on the following five key strategic pillars to drive our growth:
Accelerate the Growth Momentum of Our Portfolio.

•
We are managing each business differentially, based on its role and its strategy within our business portfolio. We have assessed the profitability and profit growth potential of each of our businesses. All businesses will have a clear role in the portfolio and a strategy that is consistent with that role. Some of our businesses are managed to optimize topline growth, whereas others should be more focused on reducing costs and maximizing operating income. For example, businesses that have higher margins, higher profit potential and higher growth potential are strategic growth engines for us. We have aligned our resources and initiatives with these roles for each business.

•
We are seeking to acquire businesses that are accretive to our growth. Our M&A model is one of our key strengths. Since 1992, we have completed over 50 acquisitions to create a company of approximately $2.1 billion in sales. We are patient and disciplined value buyers, typically focused on closing manageable-sized opportunities in the garden and pet areas, which can leverage our capabilities and where we can add value through our low-cost manufacturing capabilities, operating synergies, or strong distribution network. We generally prefer to acquire businesses with proven, seasoned management teams, which are committed to stay with the acquired business after closing.

•
We will exit businesses where we cannot find a path to profitability and have exited two businesses in the past two years. We continually review our businesses to ensure they can meet our expectations and in some cases have implemented strategies to reverse sub-par performance.

Build on Strong Customer Relationships.

•
Strong customer relationships have been a key pillar of our company. Our Customer-First mindset entails listening to our customers and being flexible, fast and principled. Partnering with our customers is a key initiative in our efforts to grow both our customers’ and our revenues and profits. A unique aspect of our business model which is of significant value to many of our customers is that in addition to our branded manufactured products, we also produce private label products and distribute products produced by third-party manufacturers. This enables us to provide a wide variety of products across multiple categories for our customers. We are also expanding our category management capabilities to provide direction fueled by consumer insights and specific customer understanding to grow our retail partners’ category sales and profits. We are expanding this capability across the Company to make recommendations around merchandising, assortment, pricing and shelving to grow our customers’ categories.

Increase Innovation Output and Success Rates.

•
We are seeking to develop more differentiated and more defensible new products; and increasing our overall investment in innovation, consumer insights, and demand creation to an appropriate level for each business. We emphasize having a three-year line-of-sight on our initiatives, enabling us to best fund and allocate our resources to make sure we have the ability to deliver on our innovation goals.

•
We continuously strive to get a deeper understanding of our consumers, comprehending what products and features they desire and how they make their purchasing decisions. We are making incremental investments in people and dollars to accomplish this goal. Additionally, we are increasing our digital capabilities to better reach consumers-making sure we are listening in the right places on the internet and enhancing our search engine optimization and digital marketing communication.

Drive Cost Savings and Productivity Improvements to Fuel Growth.

•
We believe we have the opportunity to reduce our cost of goods sold and administrative spending by 1% to 2% per year. We expect these cost savings to fund growth levers on our business which provides us the opportunity to invest more in our business.

•
We have begun optimizing our supply-chain footprint, improving our operating efficiency with a continuous improvement mindset, and improving coordination by sharing best practices and aligning for scale. While we value being a decentralized company, we believe we have significant opportunities to improve our performance by driving the processes and programs to allow us to align for scale and to facilitate activities to share knowledge and resources.
Attract, Retain and Develop Exceptional Employees.

•
We have 4,100 employees in approximately 80 locations. People work at Central because they love the categories in which we operate and that creates a passionate and effective group. We also have a strong leadership team representing a mix of successful entrepreneurs and classically trained CPG executives that have delivered favorable growth over the last few years. We place an emphasis on helping our employees develop their skills and focus on succession planning to ensure we can grow sustainably year-after-year.

Products – General
The following table indicates each class of similar products which represented approximately 10% or more of our consolidated net sales in the fiscal years presented (in millions).

Category	2017		2016	2015
Other pet products	$841.4		$689.3	$594.7
Other garden supplies	464.9		331.3	343.5
Dog and cat products	405.0		326.0	233.0
Garden controls and fertilizer products	343.2		298.8	286.3
Wild bird feed	—	(1)	183.6	193.2
Total	$2,054.5		$1,829.0	$1,650.7
(1) The product category was less than 10% of our consolidated net sales in the respective period.
Pet Segment
Overview
We are one of the leading marketers and producers of pet supplies in the United States. In addition, our Pet segment operates one of the largest sales and logistics networks in the industry strategically supporting our brands. In fiscal 2017, Pet segment net sales were $1,246.4 million and operating income was $131.6 million.
Industry Background
According to the Packaged Facts U.S. Pet Market Outlook, 2017 - 2018, the number of U.S. households with dogs or cats in 2016 increased to nearly 55% from a previous range of 51-54% since 2011.
The pet industry includes food, supplies, veterinarian care, services and live animals. We operate primarily in the pet supplies segment of the industry. This segment includes: products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, rawhide, toys, pet beds, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including cages and habitats, toys, chews, and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners and supplements, and information and knowledge resources; and products for horses and livestock. Packaged Facts estimates the pet supplies segment was $16.5 billion in revenue in 2016. We also operate in the natural category of dog and cat food and treats and chews.
We believe the U.S. pet supplies market will grow over the long-term due to favorable demographic and leisure trends. The key demographics bolstering our markets are the growth rates in the number of millennials who now account for 35% of pet owners and account for more than half of small animal, reptile and saltwater fish owners. According to the 2017 - 2018 APPA National Pet Owners Survey, the number of U.S. pet owners in recent years has reached record highs, with 84.6 million households, or 68%, owning a pet. In addition, many pet supplies products (e.g., dog and cat food, dog chews, bird food, grooming supplies, pest control, etc.) are routinely consumed and replenished. For example, as many as 82% of dog owners and 65% of cat owners regularly purchase some type of treat.
The U.S. pet supplies market is highly fragmented with approximately 1,400 manufacturers, consisting primarily of small companies with limited product lines. The majority of these manufacturers do not have a captive sales and logistics network and must rely on us or other independent distributors to supply their products to regional pet specialty chains and independent retailers. According to Packaged Facts, pet supplies sales increased 24% from 2012 to 2016. Sales are expected to increase an additional 19% to $19.6 billion by 2021, indicating the strength of this category.

The pet food and supplies industry retail channel also remains fragmented, with approximately 7,800 independent pet supply stores in the United States and only two national specialty retailers, PetSmart and PETCO. According to Packaged Facts, these two “pet superstores” have declined from 24% in 2014 and 2015 to 23% of overall pet product sales in 2016, and are expected to decline to 21% by 2017. Pet products have also become a growing category in mass merchandisers, discounters, grocery outlets and the e-commerce channel. Mass merchandisers, supermarkets and discounters have historically carried a limited product assortment that features primarily pet food, but we believe these retailers are devoting more shelf space to meet increased consumer demand for premium pet supplies. Independent pet stores typically have a relatively broad product selection and attempt to differentiate themselves by offering premier brands and knowledgeable service.
Proprietary Branded Pet Products
Our principal pet supplies categories are dog and cat, aquatics, bird and small animal, wild bird feed and animal health products.
Dog & Cat. The dog and cat category, featuring the brands Nylabone, Four Paws, Cadet, Dallas Manufacturing Company (DMC), K&H Pet Products, TFH Publications, Pet Select, Pet Love and Mikki®, is an industry leader in manufacturing and marketing premium edible and non-edible chews, interactive toys, super premium dog and cat food, grooming supplies and pet-care print and digital content.

•
Nylabone is made in the United States and has a strong history of developing innovative products such as NutriDent® Edible Dental Brush Chews, as well as numerous other award-winning dog toys and healthy chews.

•	IMS is a manufacturer and supplier of a full-line of quality rawhide and other natural dog chews, and treats.

•	Four Paws Products include industry leaders in grooming and waste management products under the Wee Wee and Magic Coat Brands.

•	DMC, the industry-leading dog & cat bed company and supplier to many of the largest retailers for private label and branded bedding.

•	K&H is a producer of premium pet supplies and the largest marketer of heated pet products in the country.

•	TFH Publications is a globally recognized publisher of both pet books and an aquatics magazine.

•	Breeder’s Choice, featuring the Pinnacle® and AvoDerm® brands, is a manufacturer of natural pet food.
Aquatics. We are a leading supplier of aquariums and related fixtures and furniture, water conditioners and supplements, sophisticated lighting systems and accessories featuring the brands Aqueon, Zilla, Kent Marine, Coralife and Blagdon. In October 2016, we purchased Segrest Inc., the leading supplier of aquarium fish.
Small Animal, Pet Bird & Wild Bird Feed. We are a leading marketer and producer of supplies and pet food for pet birds, small animals and wild birds. We offer a full range of products including species specific diets, treats, habitats, bedding, hay and toys under the Kaytee®, Forti-Diet and Critter Trail® brands. Many of our branded Kaytee wild bird mixes are treated with a proprietary blend of vitamins and minerals. Kaytee is one of the most widely recognized and trusted brands for birds and small animals.
Animal Health. We are a leading marketer and producer of mosquito and other insect control products produced by Wellmark International and sold primarily under the Bio Spot Active Care™, Adams, Altosid, Comfort Zone® , Pre Strike and Extinguish® brand names. Wellmark is the only domestic producer of (S)-Methoprene, which is an active ingredient to control mosquitoes, fleas, ticks, ants and mites in many professional and consumer insect control applications. We also sell (S)-Methoprene to manufacturers of other insect control products, including Frontline Plus. In addition, through our Farnam operations, we are a leading manufacturer and marketer of innovative health care products for horses. Farnam’s portfolio of industry leading brands includes the Farnam umbrella brand, IverCare®, Bronco®, Super Mask® II, Endure®, Horseshoer’s Secret® and Vetrolin®.
Sales Network
Our domestic sales and logistics network exists to promote both our proprietary brands and third party partner brands. It provides value-added service to approximately 6,000 customers, the majority of which are independent specialty stores with fewer than 10 locations. This includes acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick response to changing customer and retailer preferences, rapid deployment and feedback for new products and immediate exposure for acquired brands. The combination of brands in the network supplied in single shipments enables our independent customers to work with us on a cost effective basis to meet their pet supplies requirements. We also operate a sales and logistics facility in the United Kingdom.

Sales and Marketing
Our sales strategy is multi-tiered and designed to capture maximum market share with retailers. Our customers include retailers, such as club, regional and national specialty pet stores, independent pet retailers, mass merchants, grocery and drug stores, as well as the e-commerce channel. In addition, we also serve the professional market with insect control and health and wellness products for use by veterinarians, municipalities, farmers and equine product suppliers. Costco Wholesale accounted for approximately 11% of our Pet segment's net sales in fiscal 2017. PetSmart, PETCO and Wal*Mart are also significant customers.
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
Competition
The pet supplies industry is highly competitive and has experienced considerable consolidation coupled with the emergence of the e-commerce channel in recent years. Our branded pet products compete against national and regional branded products and private label products produced by various suppliers. Our largest competitors in the product categories we participate in are Spectrum Brands and Hartz Mountain. The Pet segment competes primarily on the basis of brand recognition, innovation, upscale packaging, quality and service. Our Pet segment’s sales and logistics operations compete with Animal Supply Co., Phillips Pet Food & Supplies and a number of smaller local and regional distributors, with competition based on product selection, price, value-added services and personal relationships.
Garden Segment
Overview
We are a leading company in the consumer lawn and garden market in the United States and offer both premium and value-oriented branded products. We market and produce a broad array of premium brands, including Pennington, The Rebels, AMDRO, Lilly Miller, Ironite, Sevin, and Over-N-Out. We also produce value brands at lower prices, including numerous private label brands. In addition, our Garden segment operates a sales and logistics network that strategically supports its brands. In fiscal 2017, Garden segment net sales were $808.1 million and operating income was $87.3 million.
Industry Background
We believe that gardening is one of the most popular leisure activities in the United States. According to the National Gardening Survey, 74% of U.S. households participate in lawn and garden activities. Participation is highest amongst married households, people aged 55 and older, and those with no children. This demographic is expected to increase from 89 million in 2015 to 99 million in 2020. As the baby boom generation ages, this segment is expected to grow faster than the total population. We believe that this demographic will result in an increase in the number of lawn and garden product users. With more people gardening in their yards and the potential trends of food gardening and organic gardening, we perceive this market as staying intact and showing slow positive growth. Although in the past, the Garden segment has been adversely impacted by fluctuations in input costs and weather, more recently the impact has been negligible. We estimate the retail sales of the lawn and garden supplies industry in the categories in which we participate to be approximately $18.9 billion. We believe that the industry will continue to grow, albeit at a slow rate.
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

Proprietary Branded Lawn and Garden Products
Our principal lawn and garden product lines are grass seed, wild bird feed, insect control products, lawn and garden care products, including fertilizers, and decorative outdoor patio products. Our Pennington brand is one of the largest in grass seed, pottery and wild bird feed, and our Amdro brand is a leading portfolio of control products.
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
Wild Bird Products. We are the leading marketer, producer and distributor of wild bird feed, bird feeders, bird houses and other birding accessories in the United States. These products are sold primarily under the Pennington brand name. Many of our branded Pennington wild bird mixes are treated with a proprietary blend of vitamins and minerals. An example is our Pennington brand mixes which are enriched with Bird-Kote®, our exclusive process which literally seals each seed with a a nutritious coating containing vitamins and minerals that are beneficial to the health of wild birds.
Fertilizers and Controls. We are a leading marketer, producer and distributor of lawn and garden weed, moss, insect and pest control products and soil supplements and stimulants. We sell these products under the AMDRO®, Lilly Miller, Moss Out®, Corry’s®, IMAGE®, Sevin, Over-N-Out, Rootboost®, Knockout®, Strike® brand names, the Eliminator private label for Wal*Mart and the Sta-Green brand for Lowe's. We manufacture several lines of lawn and garden fertilizers and soil supplements, in granular and liquid form, under the Pennington, Alaska Fish Fertilizer®,, Pro Care, Green Care, Green Charm, Ironite and other private and controlled labels.
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
Sales and Marketing
The marketing strategy for our premium products is focused on meeting consumer needs through product performance, innovation, quality, upscale packaging and retail shelf placement. The marketing strategy for our value products is focused on promotion of the quality and efficacy of our value brands at a lower cost relative to premium brands. Our customers include retailers, such as mass merchants, home improvement centers, independent lawn and garden nurseries, drug and grocery stores, and professional end users. Sales to Wal*Mart represented approximately 31%, 31% and 31%, sales to Lowe’s represented approximately 21%, 20% and 18%, and sales to Home Depot represented approximately 20%, 19% and 16% of our Garden segment’s net sales in fiscal 2017, 2016 and 2015, respectively.
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
Manufacturing
We manufacture the majority of our branded products in 35 manufacturing facilities, located primarily in the United States. In addition, certain of our proprietary branded products are manufactured by contract manufacturers. We have also entered into an exclusive arrangement with a third party to manufacture one of our registered active ingredients, (S)‑Methoprene, for use in that third party’s flea and tick control products.
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
During the last three fiscal years, the weighted average cost per pound for our primary bird feed grains has decreased slightly. The decreases in commodity costs generally are reflected in lower prices to our retailers.
Logistics Network
Our distribution network consists of 37 facilities strategically placed across the United States, one facility in the United Kingdom, one facility in Canada and one facility in China to allow us to service both our mass market customers as well as our independent specialty retail stores for our branded products. This network also supports distribution of many other manufacturers’ brands and combines these products with our branded products into single shipments, enabling us to serve our customers in an effective and cost efficient manner.
Significant Customers
Wal*Mart, our largest customer, represented approximately 16%, 15% and 16% of our total company net sales in fiscal 2017, 2016 and 2015, respectively. In addition, Lowe's, Home Depot, Costco and PetSmart are also significant customers, and together with Wal*Mart, accounted for approximately 44% of our net sales in fiscal 2017, 42% in fiscal 2016 and 40% in fiscal 2015.
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
Employees
As of September 30, 2017, we had approximately 4,100 employees, of which approximately 4,000 were full-time employees and 100 were temporary or part-time employees. We also hire substantial numbers of additional temporary employees for the peak lawn and garden shipping season of February through June to meet the increased demand experienced during the spring and summer months. The majority of our temporary employees are paid on an hourly basis. Except for 49 employees at a facility in Puebla, Mexico, none of our employees are represented by a labor union. We consider our relationships with our employees to be good.
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
The Food Quality Protection Act ("FQPA") establishes a standard for food-use pesticides, which is a reasonable certainty that no harm will result from the cumulative effect of pesticide exposures. Under this Act, the EPA is evaluating the cumulative risks from dietary and non-dietary exposures to pesticides. The pesticides in our products, which are also used on foods, will be evaluated by the EPA as part of this non-dietary exposure risk assessment.
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
Various federal, state and local laws, including the federal Food Safety Modernization Act (“FSMA”), also regulate pet food products and give regulatory authorities the power to recall or require re-labeling of products.  Several new FSMA regulations became effective during the last two years.   We believe we are in substantial compliance with all currently effective requirements and are taking steps to ensure that we are in compliance with all regulatory requirements going forward.
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

Executive Officers
The following table sets forth the name, age and position of our executive officers as of November 28, 2017.

Name	Age	Position
George C. Roeth	56	President & Chief Executive Officer
William E. Brown	76	Chairman of the Board
Nicholas Lahanas	49	Chief Financial Officer
Michael A. Reed	69	Executive Vice President
Kay M. Schwichtenberg	64	Executive Vice President
George Yuhas	65	General Counsel and Secretary
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
Nicholas "Niko" Lahanas. Mr. Lahanas became our Chief Financial Officer in May 2017. Mr. Lahanas served as Senior Vice President of Finance and Chief Financial Officer of our Pet segment from April 2014 to May 2017 and, Vice President of Corporate Financial Planning & Analysis from October 2011 to March 2014. Mr. Lahanas was the Director of Business Performance from March 2008 to October 2011, where his primary focus was on business unit profitability and, Finance Manager from October 2006 to March 2008 in our Garden segment. Prior to joining Central, Mr. Lahanas worked in private equity and investment banking.
Michael A. Reed. Mr. Reed has been our Executive Vice President since June 2000 and was President of the Garden Products division from October 2007 to May 2012 and from January 2014 to September 2016. Mr. Reed served as President of the Pet Products division from 2003 to 2004. Previously, Mr. Reed served as President and CEO of PM Ag Products, Inc., a wholly owned subsidiary of global agri-business Tate & Lyle, PLC.
Kay M. Schwichtenberg. Ms. Schwichtenberg became our Executive Vice President, Animal & Public Health in April 2014.  Prior to becoming Executive Vice President, she held several positions for Central including Special Projects Advisor, President & CEO of Central Life Sciences and President of Wellmark International.  Ms. Schwichtenberg joined Central in the acquisition of the Consumer and Animal Health Division from Sandoz Agro, Inc., a worldwide leader in pharmaceuticals where she was the Vice President and General Manager.  She has also served in a variety of sales and marketing capacities for Brunswick Corporation, Skokie, Illinois, and Market Facts, Inc., Chicago, Illinois.
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
We expect to continue to experience variability in our net sales, net income and cash flow on a quarterly basis. Factors that may contribute to this variability include:

•	seasonality and adverse weather conditions;

•	fluctuations in prices of commodity grains and other input costs;

•	operational problems;

•	shifts in demand for lawn and garden and pet products;

•	changes in product mix, service levels, marketing and pricing by us and our competitors;

•	the effect of acquisitions; and

•	economic stability of and strength of our relationships with key retailers.
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
During the last three fiscal years, the weighted average cost per pound for our primary bird feed grains has decreased slightly. The decreases in commodity costs generally are reflected in lower prices to our retailers.
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
Our performance is substantially dependent upon the continued services of George C. Roeth, our President and Chief Executive Officer, and our senior management team. The loss of the services of these persons could have a material adverse effect on our business.

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
Our revenues and margins are dependent on various economic factors, including rates of inflation or deflation, energy costs, consumer attitudes toward discretionary spending, currency fluctuations, and other macro-economic factors which may impact consumer spending. If we are unable to pass through rising input costs and raise the price of our products, or consumer confidence weakens, we may experience gross margin declines.
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
Because our lawn and garden products are used primarily in the spring and summer, the Garden business is seasonal. In fiscal 2017, approximately 66% of our Garden segment’s net sales and 56% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is generated in this period. Our working capital needs and our borrowings generally peak in our second fiscal quarter, because we are generating lower revenues while incurring expenses in preparation for the spring selling season. If cash on hand and borrowings under our credit facility are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business.
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
In the past, energy prices have increased substantially, which resulted in increased fuel costs for our businesses and increased raw materials costs for many of our branded products. Although energy prices have declined significantly since then, rising energy prices in the future could adversely affect consumer spending and demand for our products and increase our operating costs, both of which would reduce our sales and operating income.
We depend on a few customers for a significant portion of our business.
Wal*Mart, our largest customer, represented approximately 16%, 15% and 16% of our total company net sales in fiscal 2017, 2016 and 2015, respectively. In addition, Lowe's, Home Depot, Costco, and PetSmart are also significant customers, and together with Wal*Mart, accounted for approximately 44% of our net sales in fiscal 2017, 42% in fiscal 2016 and 40% in fiscal 2015. The market shares of many of these key retailers have increased and may continue to increase in future years.
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
During fiscal 2017, 2016 and 2015, we performed evaluations of the fair value of our indefinite-lived trade names and trademarks. Our expected revenues were based on our future operating plan and market growth or decline estimates for future years. In fiscal 2016, we recognized a $1.8 million non-cash impairment charge related to certain indefinite-lived intangible assets in our Pet segment as a result a decline in volume of sales, as well as a non-cash impairment charge of $16.6 million related to our investment in two joint ventures as a result of changes in marketplace conditions, which impacted the expected cash flows and recoverability of the investment. In fiscal 2015, we recognized a $7.3 million non-cash impairment charge related to certain indefinite-lived intangible assets in our Pet segment as a result of increased competition in the marketplace and an expected decline in the volume of sales.
Most of our goodwill is associated with our Pet segment. In connection with our annual goodwill impairment testing performed during fiscal 2017 and fiscal 2016, we made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of its reporting units under the two-step goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment and it was determined that it was more likely than not the fair values of our reporting units were greater than their carrying amounts, and accordingly, no further testing of goodwill was required. During fiscal 2015, the first step of such testing indicated that the fair value of our reporting units exceeded their carrying value by more than 10%, and accordingly, no further testing of goodwill was required.
We continue to implement an enterprise resource planning information technology system.
In fiscal 2005, we began incurring costs associated with designing and implementing SAP, a company-wide enterprise resource planning (ERP) software system with the objective of gradually migrating to the new system. This new system replaces numerous accounting and financial reporting systems, most of which were obtained in connection with business acquisitions. To date, we have reduced the number of ERP systems from 31 to 8. Capital expenditures for our enterprise resource planning software system for fiscal 2018 and beyond will depend upon the pace of conversion for those remaining legacy systems. If the balance of the implementation is not executed successfully, we could experience business interruptions. If we do not complete the implementation of the project timely and successfully, we may experience, among other things, additional costs associated with completing this project and a delay in our ability to improve existing operations, support future growth and enable us to take advantage of new applications and technologies. All of this may also result in a distraction of management’s time, diverting their attention from our operations and strategy.
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
We outsource a significant amount of our manufacturing requirements to third party manufacturers located in China. This international sourcing subjects us to a number of risks, including: the impact on sourcing or manufacturing of public health and contamination risks in China; quality control issues; social and political disturbances and instability; export duties, import controls, tariffs, quotas and other trade barriers; shipping and transportation problems; and fluctuations in currency values. These risks may be heightened by changes in the United States government's trade policies. Because we rely on Chinese third party manufacturers for a substantial portion of our product needs, any disruption in our relationships with these manufacturers could adversely affect our operations.
The products that we manufacture and distribute could expose us to product liability claims.
Our business exposes us to potential product liability risks in the manufacture and distribution of certain of our products. Although we generally seek to insure against such risks, there can be no assurance that coverage will be adequate or that we will be able to maintain such insurance on acceptable terms. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on us and could prevent us from obtaining adequate product liability insurance in the future on commercially reasonable terms.

Deterioration in operating results could prevent us from fulfilling our obligations under the terms of our indebtedness or impact our ability to refinance our debt on favorable terms as it matures.
We have, and we will continue to have, significant indebtedness. As of September 30, 2017, we had total indebtedness of approximately $400 million. This level of indebtedness and our future borrowing needs could have material adverse consequences for our business, including:

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
In addition, since a portion of our debt commitments bear interest at variable rates, an increase in interest rates or interest rate margins as defined under our credit agreement will create higher debt service requirements, which would adversely affect our cash flow.
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
Holders of our Class B common stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, and each share of Class B common stock is convertible at any time into one share of our common stock. Holders of our common stock are entitled to one vote for each share owned. Holders of our Class A common stock have no voting rights, except as required by Delaware law.
As of September 30, 2017, William E. Brown, our Chairman, beneficially controlled approximately 55% of the voting power of our capital stock. Accordingly, except to the extent that a class vote of the common stock is required by applicable law or our charter, he can effectively control all matters requiring stockholder approval, including the election of our directors, and can exert substantial control over our management and policies. The disproportionate voting rights of our common stock and Class B common stock and Mr. Brown’s substantial holdings of Class B common stock could have an adverse effect on the market price of our common stock and Class A common stock. Also, such disproportionate voting rights and Mr. Brown’s controlling interest may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our other stockholders, which could thereby deprive holders of common stock or Class A common stock of an opportunity to sell their shares for a “take-over” premium.
We have authorized the issuance of shares of common stock, Class A common stock and preferred stock, which may discourage potential acquisitions of our business and could have an adverse effect on the market price of our common stock and our Class A common stock.
Pursuant to our Fourth Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue up to 80,000,000 shares of our common stock, 100,000,000 shares of our nonvoting Class A common stock, 3,000,000 shares of our Class B common stock and up to 1,000,000 additional shares of preferred stock without seeking the approval or consent of our stockholders, unless required by the NASDAQ Global Market. Although the issuance of the additional shares of nonvoting Class A common stock would not dilute the voting rights of the existing stockholders, it would have a dilutive effect on the economic interest of currently outstanding shares of common stock and Class B common stock similar to the dilutive effect of subsequent issuances of ordinary common stock. The issuance of preferred stock could, depending on the rights and privileges designated by the board with respect to any particular series, have a dilutive effect on the voting interests of the common stock and Class B common stock and the economic interests of our common stock, Class A common stock and Class B common stock. In addition, the disproportionate voting rights of our common stock, Class B common stock and Class A common stock, and the ability of the board to issue stock to persons friendly to current management, may make us a less attractive target for a takeover than we otherwise might be or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our common stockholders, which could thereby deprive holders of common stock of an opportunity to sell their shares for a “take-over” premium.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We currently operate 35 manufacturing facilities totaling approximately 4.0 million square feet and 40 sales and logistics facilities totaling approximately 4.4 million square feet. Most sales and logistics centers consist of office and warehouse space, and several large bays for loading and unloading. Each sales and logistics center provides warehouse, distribution, sales and support functions for its geographic area. Our executive offices are located in Walnut Creek, California.

The table below lists the Pet segment’s manufacturing and sales and logistics facilities. Numbers in parentheses represent multiple locations.

Location	Type of Facility	Owned or Leased
Phoenix, AZ (2)	Sales and Logistics	Owned
Irwindale, CA	Manufacturing	Leased
Sacramento, CA	Sales and Logistics	Leased
Santa Fe Springs, CA	Sales and Logistics	Leased
Aurora, CO	Sales and Logistics	Leased
Colorado Springs, CO (2)	Sales and Logistics	Leased
Gibsonton, FL	Sales and Logistics	Owned
Lakeland, FL (2)	Manufacturing	Leased
Plant City, FL (2)	Manufacturing	Leased
Ruskin, FL	Manufacturing	Leased
Ruskin, FL	Sales and Logistics	Leased
Tampa, FL	Sales and Logistics	Leased
Atlanta, GA (2)	Sales and Logistics	Leased
Atlanta, GA	Sales and Logistics	Owned
Council Bluffs, IA	Manufacturing	Owned
Hamilton, NJ	Sales and Logistics	Leased
Neptune City, NJ	Manufacturing	Owned
Neptune City, NJ	Manufacturing	Leased
South Brunswick, NJ	Sales and Logistics	Leased
Fairfield, OH	Sales and Logistics	Leased
Cressona, PA	Manufacturing	Owned
Pottsville, PA	Sales and Logistics	Leased
Athens, TX	Manufacturing	Leased
Athens, TX (2)	Sales and Logistics	Leased
Dallas, TX	Manufacturing	Owned
Dallas, TX	Sales and Logistics	Leased
Algona, WA	Sales and Logistics	Leased
Chilton, WI	Manufacturing	Owned
Franklin, WI	Manufacturing	Leased
Franklin, WI	Manufacturing	Owned
Guelph, Ontario, Canada	Sales and Logistics	Leased
Guangzhou, China	Manufacturing	Leased
Shanghai, China	Sales and Logistics	Leased
Atlixco, Puebla, Mexico	Manufacturing	Owned
Dorking, Surrey, UK	Manufacturing	Leased
Taunton, Somerset, UK	Sales and Logistics	Leased

The table below lists the Garden segment’s manufacturing and sales and logistics facilities. Numbers in parentheses represent multiple locations.

Location	Type of Facility	Owned or Leased
Cullman, AL	Sales and Logistics	Owned
Cullman, AL	Sales and Logistics	Leased
Roll, AZ	Manufacturing	Owned
Chico, CA	Manufacturing	Leased
El Centro, CA	Manufacturing	Owned
Ontario, CA	Sales and Logistics	Leased
Longmont, CO	Manufacturing	Owned
Covington, GA	Sales and Logistics	Leased
Eatonton, GA	Manufacturing	Owned
Eatonton, GA	Sales and Logistics	Leased
Madison, GA	Manufacturing	Leased
Madison, GA (2)	Manufacturing	Owned
Madison, GA	Sales and Logistics	Owned
Madison, GA	Sales and Logistics	Leased
Taunton, MA	Sales and Logistics	Leased
Laurel, MD	Sales and Logistics	Leased
Greenfield, MO (2)	Manufacturing	Owned
Greenfield, MO	Sales and Logistics	Owned
Neosho, MO	Manufacturing	Owned
Charlotte, NC	Sales and Logistics	Leased
Sidney, NE	Manufacturing	Owned
Fairfield, OH	Sales and Logistics	Leased
Peebles, OH	Manufacturing	Owned
Peebles, OH	Manufacturing	Leased
Albany, OR	Manufacturing	Owned
Lebanon, OR	Manufacturing	Owned
Portland, OR	Sales and Logistics	Leased
Easton, PA	Sales and Logistics	Leased
Grand Prairie, TX	Sales and Logistics	Leased
Kenbridge, VA	Sales and Logistics	Leased
Northbend, WA	Manufacturing	Leased
We continually review the number, location and size of our manufacturing facilities and expect to make changes over time in order to optimize our manufacturing footprint. We lease 15 of our manufacturing facilities and 33 of our sales and logistics facilities. These leases generally expire between 2018 and 2029. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. The facilities we own are subject to major encumbrances under our principal credit facility. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks and warehousing, transportation and computer equipment.

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

	Common Stock		Class A Common Stock
	High	Low	High	Low
Fiscal 2017
First Quarter	$34.25	$23.21	$31.97	$22.27
Second Quarter	37.67	31.86	35.16	30.00
Third Quarter	39.09	29.50	36.55	28.51
Fourth Quarter	38.84	30.71	37.19	29.29
Fiscal 2016
First Quarter	$17.93	$13.35	$18.54	$13.65
Second Quarter	16.21	12.05	16.14	12.02
Third Quarter	22.54	14.82	21.29	14.80
Fourth Quarter	27.62	21.21	25.51	20.12
As of November 17, 2017, there were approximately 95 holders of record of our common stock, approximately 315 holders of record of our Class A nonvoting common stock and 5 holders of record of our Class B stock.
We have not paid any cash dividends on our common stock, our Class A common stock or our Class B Stock. We currently intend to retain any earnings for use in our business and do not presently anticipate paying any cash dividends on our common stock, our Class A common or our Class B stock in the foreseeable future. In addition, our credit facility and the indenture governing our senior notes restrict our ability to pay dividends. See Note 10 to our consolidated financial statements.

Stock Performance Graph
The following graph compares the percentage change of our cumulative total stockholder return on our Common Stock (“CENT”) for the period from September 29, 2012 to September 30, 2017 with the cumulative total return of the NASDAQ Composite (U.S.) Index and the Dow Jones Non-Durable Household Products Index, a peer group index consisting of approximately 30 manufacturers and distributors of household products.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our Common Stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
Central Garden & Pet Co.
NASDAQ Composite-Total Returns
Dow Jones US Nondurable Household Products Index
$350
$300
$250
$200
$150
$100
$50
$0
9/29/2012
9/28/2013
9/27/2014
9/26/2015
9/24/2016
9/30/2017
ASSUMES $100 INVESTED ON SEP. 29, 2012
ASSUMES DIVIDENDS REINVESTED (if applicable)
FISCAL YEAR ENDING SEP. 30, 2017

Total Return Analysis

	9/29/2012	9/28/2013	9/27/2014	9/26/2015	9/24/2016	9/30/2017
Central Garden & Pet Company	100.00	59.13	64.68	137.85	213.37	326.66
NASDAQ Composite	100.00	123.09	148.66	156.18	179.05	221.75
Dow Jones US Nondurable Household Products	100.00	115.26	131.43	121.32	150.01	159.45

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth the repurchases of any equity securities during the fourth quarter of the fiscal year ended September 30, 2017 and the dollar amount of authorized share repurchases, remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
June 25, 2017 - July 29, 2017	—		$—	—	$34,968,000
July 30, 2017 - August 26, 2017	4,897	(2)	31.75	—	34,968,000
August 27, 2017 - September 30, 2017	3,485	(2)	34.33	—	34,968,000
Total	8,382		$32.82	—	$34,968,000

(1)
During the third quarter of fiscal 2011, our Board of Directors authorized a $100 million share repurchase program. The program has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock.

(2)
Shares purchased during the period indicated represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and do not reduce the dollar value of shares that may be purchased under our stock repurchase plan.

Item 6. Selected Financial Data
The following selected statement of operations and balance sheet data as of and for the five fiscal years in the period ended September 30, 2017 have been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto in “Item 8 – Financial Statements and Supplementary Data” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Fiscal Year Ended
	September 30, 2017	September 24, 2016	September 26, 2015	September 27, 2014	September 28, 2013
	(in thousands, except per share amounts)
Statement of Operations Data (1):
Net sales	$2,054,478	$1,829,017	$1,650,737	$1,604,357	$1,653,633
Cost of goods sold and occupancy	1,421,670	1,275,967	1,162,685	1,150,333	1,189,731
Gross profit	632,808	553,050	488,052	454,024	463,902
Selling, general and administrative expenses	476,696	421,864	389,345	397,811	416,038
Intangible asset and goodwill impairments (2)	—	1,828	7,272	—	7,709
Operating income (3)	156,112	129,358	91,435	56,213	40,155
Interest expense, net (4)	(28,062)	(42,707)	(39,898)	(42,750)	(42,970)
Other income (expense) (5)	(1,621)	(17,013)	13	403	(677)
Income (loss) before income taxes and noncontrolling interest	126,429	69,638	51,550	13,866	(3,492)
Income tax expense (benefit)	46,699	24,053	18,535	4,045	(2,592)
Income (loss) including noncontrolling interest	79,730	45,585	33,015	9,821	(900)
Net income attributable to noncontrolling interest	902	1,071	1,044	1,017	1,029
Net income (loss) attributable to Central Garden & Pet	$78,828	$44,514	$31,971	$8,804	$(1,929)
Net income (loss) per share attributable to Central Garden & Pet:
Basic	$1.57	$0.91	$0.66	$0.18	$(0.04)
Diluted	$1.52	$0.87	$0.64	$0.18	$(0.04)
Weighted average shares used in the computation of income (loss) per share:
Basic	50,230	48,964	48,562	48,880	48,094
Diluted	51,820	51,075	49,638	49,397	48,094
Other Data:
Depreciation and amortization	$42,719	$40,001	$33,703	$35,781	$32,968
Capital expenditures	$44,659	$27,622	$22,030	$17,173	$25,172
Cash provided (used) by operating activities	$114,309	$151,426	$87,449	$126,467	$(28,282)
Cash used in investing activities	$(164,577)	$(91,195)	$(49,854)	$(35,181)	$(25,122)
Cash provided (used) by financing activities	$(10,392)	$(14,165)	$(68,370)	$(27,759)	$20,309
Ratio of earnings to fixed charges (6)	5.4x	2.6x	2.3x	1.3x	—

	Fiscal Year Ended
	September 30, 2017	September 24, 2016	September 26, 2015	September 27, 2014	September 28, 2013
	(in thousands)
Balance Sheet Data:
Cash and short term investments	$32,397	$92,982	$47,584	$88,666	$32,976
Working capital (8)	462,849	481,077	446,431	464,050	455,296
Total assets (7)(8)	1,306,906	1,180,683	1,101,112	1,157,715	1,167,774
Total debt (7)	395,653	395,269	396,982	445,214	467,333
Equity	637,142	554,587	506,380	486,453	470,024

(1)	Fiscal years 2013, 2014, 2015 and 2016 included 52 weeks. Fiscal year 2017 included 53 weeks.

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

(3)
During fiscal 2013, we recognized an $11.2 million charge related to certain products introduced in fiscal 2013 in our Garden segment. During fiscal 2014, we recognized a $16.9 million charge related to these products. We recognized a $4.9 million gain in fiscal 2014 from the sale of manufacturing plant assets. During fiscal 2016, we recognized a $2.4 million gain in our Pet segment from the sale of a manufacturing plant. During fiscal 2017, we recognized a $2.0 million gain in our Garden segment from the sale of a distribution facility.

(4)
During fiscal 2016, we incurred incremental expenses of $14.3 million, comprised of a call premium payment of $8.3 million, a $2.7 million payment of overlapping interest expense for 30 days and a $3.3 million non-cash charge for the write-off of unamortized deferred financing costs and discount on our 2018 Notes, as a result of the redemption of our 2018 Notes and issuance of our 2023 Notes.

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

(7)
In fiscal 2016, we retrospectively adopted new accounting guidance, which requires classification of debt issuance costs as a reduction of the carrying value of the debt. In doing so, $3.2 million, $5.0 million and $5.3 million of deferred issuance costs have been reclassified from Other assets to Long-term debt in our Consolidated Balance Sheets for fiscal 2015, 2014 and 2013, respectively.

(8)
On September 30, 2017, we retrospectively adopted new accounting guidance (Accounting Standards Update 2015-17) which requires classification of deferred tax assets as non-current assets and non-current liabilities. In doing so, $31.5 million and $30.5 million of net current deferred tax assets have been reclassified to deferred taxes and other long term liabilities in our Consolidated Balance Sheets for fiscal 2016 and 2015, respectively. $34.4 million and $35.0 million of net current deferred tax assets have been partially offset by deferred tax liabilities and reclassified to other assets in our Consolidated Balance Sheets for fiscal 2014 and 2013, respectively. Working capital amounts have been changed by the amounts above for the respective years.

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
Business Overview
Central Garden & Pet Company (“Central”) is a leading innovator, producer and distributor of branded and private label products for the lawn & garden and pet supplies markets in the United States. The total pet food, treats and supplies industry in 2016 was estimated by Packaged Facts and the pet industry to have been approximately $55.9 billion in annual retail sales. We estimate the annual retail sales of the pet supplies, live animal, and consumables and natural pet food markets in the categories in which we participate to be approximately $28.0 billion. The total lawn and garden consumables and decorative products industry in the United States is estimated to be approximately $27.6 billion in annual retail sales, including fertilizer, pesticides, growing media, seeds, mulch, other consumables and decorative products. We estimate the annual retail sales of the lawn and garden consumables and decorative products markets in the categories in which we participate to be approximately $18.9 billion.
Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, super premium dog and cat food and treats, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; live fish and products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under the brands including Adams™, Aqueon®, Avoderm®, Bio Spot Active Care™, Cadet®, Farnam®, Four Paws®, Kaytee®, K&H Pet Products®, Nylabone®, Pinnacle®, TFH™, Zilla® as well as a number of other brands including Altosid®, Comfort Zone®, Coralife®, Interpet®, Kent Marine®, Pet Select®, Super Pet®, and Zodiac®.
Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, and other herbicides, insecticide and pesticide products; fertilizers; and decorative outdoor lifestyle products including pottery, trellises and other wood products. These products are sold under the brands AMDRO®, Ironite®, Pennington®, and Sevin®, as well as a number of other brand names including Lilly Miller®, Over-N-Out®, Smart Seed® and The Rebels®.
In fiscal 2017, our consolidated net sales were $2,054 million, of which our Pet segment, or Pet, accounted for approximately $1,246 million and our Garden segment, or Garden, accounted for approximately $808 million. In fiscal 2017, our operating income was $156 million consisting of income from our Pet segment of $132 million, income from our Garden segment of $87 million and corporate expenses of $63 million.
Fiscal 2017 Financial Highlights
Earnings per fully diluted share increased $0.65 per share to $1.52 per share, and our operating income increased $26.8 million to $156.1 million compared to fiscal 2016, due to increased earnings in both our operating segments. Certain charges and gains impacting fiscal 2017 and 2016 are excluded for purposes of the non-GAAP presentation elsewhere in this Form 10-K.
Financial summary:

•	Net sales for fiscal 2017 increased $225.5 million, or 12.3%, to $2,054.5 million. Our Pet segment sales increased 15.2%, and our Garden segment sales increased 8.2%.

•
Gross profit for fiscal 2017 increased $79.8 million, or 14.4%, to $632.8 million from $553.0 million in fiscal 2016. Gross margin increased 60 basis points in fiscal 2017 to 30.8%, from 30.2% in fiscal 2016.

•
Our operating income increased $26.8 million, or 20.7%, to $156.1 million in fiscal 2017, and increased as a percentage of net sales to 7.6% from 7.1%. Non-GAAP operating income increased $25.2 million, or 19.6%.

•
Net income was $78.8 million, or $1.52 per share on a fully diluted basis, compared to net income in fiscal 2016 of $44.5 million, or $0.87 per share on a fully diluted basis. Non-GAAP net income increased to $77.5 million, or $1.50 per share, in fiscal 2017 from $64.4 million, or $1.26 per share, in fiscal 2016.

•	Our net cash provided by operating activities was $114.3 million in fiscal 2017 compared to $151.4 million in fiscal 2016.
Recent Developments
Acquisitions and Dispositions
K&H Manufacturing
In April 2017, we purchased K&H Manufacturing, a producer of premium pet supplies and the largest marketer of heated pet products in the country. K&H sells brands under the K&H and K&H Pet brands. The acquisition is expected to complement our existing dog and cat business.
Segrest, Inc.
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
Non-GAAP financial measures reflect adjustments based on the following items:

•
Asset impairment charges: we have excluded the impact of asset impairments on intangible assets and equity method investments as such non-cash amounts are inconsistent in amount and frequency. We believe that the adjustment of these charges supplements the GAAP information with a measure that can be used to assess the sustainability of our operating performance.

•
Gains on disposals of significant plant assets: we have excluded the impact of gains on the disposal of significant plant assets as these represent infrequent transactions that impact the comparability between operating periods. We believe the adjustment of these gains supplements the GAAP information with a measure that may be used to assess the sustainability of our operating performance.

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

•
We have also provided organic net sales, a non-GAAP measure that excludes the impact of businesses purchased or exited in the prior 12 months, because we believe it permits investors to better understand the performance of our historical business without the impact of recent acquisitions or dispositions. For fiscal 2017, we have also adjusted our organic net sales for our estimate of the impact of the extra week on our 2017 fiscal year net sales.

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

(2)
During fiscal 2017, we recognized a $2.0 million gain in our Garden segment from the sale of a distribution facility. During fiscal 2016, we recorded a $2.4 million gain in our Pet segment from the sale of a manufacturing plant resulting from rationalizing our facilities to reduce excess capacity. These adjustments were recorded as part of selling, general and administrative costs.

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

		GAAP to Non-GAAP Reconciliation (in thousands) For the Fiscal Year Ended September
Non-GAAP Adjustments		2017	2016	2015
Impairments of intangible assets	(1)	$—	$1,828	$7,272
(Gain)/loss on disposal of plant assets	(2)	(2,050)	(2,363)
Incremental expenses from note redemption and issuance	(3)	—	14,339
Impairment of equity method investments	(4)	—	16,572
Total non-GAAP adjustments		(2,050)	30,376	7,272
Tax effects of non-GAAP adjustments		(757)	(10,492)	(2,618)
Total net income impact from non-GAAP adjustments		$(1,293)	$19,884	$4,654

SG&A Expense Reconciliation		GAAP to Non-GAAP Reconciliation (in thousands) For the Fiscal Year Ended September
		2017	2016	2015
GAAP SG&A expense		$476,696	$421,864	$389,345
SG&A expense impact from non-GAAP adjustments	(1) (2)	2,050	2,363	—
Non-GAAP SG&A expense		$478,746	$424,227	$389,345
GAAP SG&A expense as a percentage of net sales		23.2%	23.1%	24.0%
Non-GAAP SG&A expense as a percentage of net sales		23.3%	23.2%	24.0%

Operating Income Reconciliation
GAAP operating income		$156,112	$129,358	$91,435
Total operating income impact from non-GAAP adjustments	(1)(2)	(2,050)	(535)	7,272
Non-GAAP operating income		$154,062	$128,823	$98,707
GAAP operating margin		7.6%	7.1%	5.5%
Non-GAAP operating margin		7.5%	7.0%	6.0%

Pet Segment Operating Income Reconciliation
GAAP Pet segment operating income		$131,622	$119,930	$98,798
Total operating income impact from non-GAAP adjustments	(1)(2)	N/A	(535)	7,272
Non-GAAP Pet segment operating income		N/A	$119,395	$106,070
GAAP Pet segment operating margin			11.1%	11.0%
Non-GAAP Pet operating margin			11.0%	11.9%

Garden Segment Operating Income Reconciliation
GAAP Garden segment operating income		$87,298	$70,317	$60,145
Total operating income impact from non-GAAP adjustments	(2)	(2,050)	N/A	N/A
Non-GAAP Garden segment operating income		$85,248	N/A	N/A
GAAP Garden segment operating margin		10.8%
Non-GAAP Garden segment operating margin		10.5%

Interest Expense Reconciliation
GAAP interest expense		$(28,209)	$(42,847)	$(40,027)
Impact from non-GAAP adjustment	(3)	N/A	14,339	N/A
Non-GAAP interest expense		N/A	$(28,508)	N/A

		GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Fiscal Year Ended September
Other Income (Expense) Reconciliation		2017	2016	2015
GAAP other income (expense)		$(1,621)	$(17,013)	$13
Impact from non-GAAP adjustment	(4)	N/A	16,572	N/A
Non-GAAP other income (expense)		N/A	$(441)	N/A

Net Income and Diluted Net Income Per Share Reconciliation
GAAP net income attributable to Central Garden & Pet		$78,828	$44,514	$31,971
Total non-GAAP adjustments	(1)(2) (3)(4)	(2,050)	30,376	7,272
Tax effects of non-GAAP adjustments		757	(10,492)	(2,618)
Total net income impact from non-GAAP adjustments		(1,293)	19,884	4,654
Non-GAAP net income attributable to Central Garden & Pet		$77,535	$64,398	$36,625
GAAP diluted net income per share		$1.52	$0.87	$0.64
Non-GAAP diluted net income per share		$1.50	$1.26	$0.74
Shares used in GAAP and non-GAAP diluted net earnings per share calculation		51,820	51,075	49,638
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

	GAAP to Non-GAAP Reconciliation For the Fiscal Year Ended September 30, 2017
	Consolidated		Pet Segment		Garden Segment
		Percent Change		Percent Change		Percent Change
Reported net sales FY 2017 (GAAP)	$2,054.5		$1,246.4		$808.1
Reported net sales FY 2016 (GAAP)	1,829.0		1,081.8		747.2
Increase in net sales	225.5	12.3%	164.6	15.2%	60.9	8.2%
Effect of acquisitions and dispositions on increase in net sales	104.7		110.3		(5.6)
Increase in organic net sales	120.8	6.6%	54.3	5.0%	66.5	8.9%
Estimated impact of extra week in fiscal 2017 on organic sales	32.8		21.4		11.4
Organic net sales adjusted for extra week	$88.0	4.8%	$32.9	3.0%	$55.1	7.4%

Results of Operations (GAAP)
The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	Fiscal Year Ended
	September 30, 2017	September 24, 2016	September 26, 2015
Net sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy	69.2	69.8	70.4
Gross profit	30.8	30.2	29.6
Selling, general and administrative	23.2	23.1	23.6
Intangible asset impairment	—	—	0.5
Operating income	7.6	7.1	5.5
Interest expense, net	(1.4)	(2.3)	(2.4)
Other income (expense)	(0.1)	(0.9)	—
Income taxes	2.3	1.3	1.1
Noncontrolling interest	—	0.2	0.1
Net income (loss)	3.8%	2.4%	1.9%

Fiscal 2017 Compared to Fiscal 2016
Net Sales
Net sales for fiscal 2017 increased $225.5 million, or 12.3%, to $2,054.5 million from $1,829.0 million in fiscal 2016. Our branded product sales increased $203.5 million, and sales of other manufacturers’ products increased $22.0 million. Branded product sales include products we produce under Central brand names and products we produce under third party brands. Sales of our branded products represented 80.1% of our total sales in fiscal 2017 compared with 78.9% in fiscal 2016. Fiscal 2017 included 53 weeks while fiscal 2016 included 52 weeks. We estimate the impact of the extra week in fiscal 2017 to be approximately $35 million on total net sales, $32.8 million of which is the impact on organic sales. Private label sales represented 10% to 15% of our consolidated net sales.
Organic net sales, which excludes the impact of acquisitions and divestitures in the last 12 months, increased $120.8 million, or 6.6%, as compared to fiscal 2016. In addition, fiscal 2017 included an extra week as compared to fiscal 2016. We estimate the impact on fiscal 2017 of the extra week of net sales on organic net sales to be $32.8 million. Adjusting for the extra week in fiscal 2017, organic net sales increased approximately 4.8%.
The following table indicates each class of similar products which represented approximately 10% or more of our consolidated net sales in the fiscal years presented (in millions):

Category	2017		2016	2015
Other pet products	$841.4		$689.3	$594.7
Other garden supplies	464.9		331.3	343.5
Dog and cat products	405.0		326.0	233.0
Garden controls and fertilizer products	343.2		298.8	286.3
Wild bird feed	—	(1)	183.6	193.2
Total	$2,054.5		$1,829.0	$1,650.7
(1) The product category was less than 10% of our consolidated net sales in the respective period.
Our Pet segment’s net sales for fiscal 2017 increased $164.6 million, or 15.2%, to $1,246.4 million from $1,081.8 million in fiscal 2016. Pet branded product sales increased $161.6 million from fiscal 2016. The impact of acquisitions and dispositions was $110.3 million due to two fiscal 2017 acquisitions, two months of a fiscal 2016 acquisition and a business we exited in fiscal 2016. Organic net sales increased

$54.2 million, or 5.0%, due primarily to volume-based increased sales in our dog & cat category, driven by increased sales of toys, treats and pet beds, and our animal health business. Adjusting for the extra week in fiscal 2017, organic net sales increased approximately 3.0%.
Our Garden segment’s net sales for fiscal 2017 increased $60.9 million, or 8.2%, to $808.1 million from $747.2 million in fiscal 2016. Garden branded product sales increased $41.9 million and sales of other manufacturer's products increased $19.0 million as compared to fiscal 2016. Organic net sales increased $66.5 million, or 8.9%, due primarily to volume-based increased sales in our controls and fertilizer category, favorably impacted by new listings of branded and private label products with existing customers, higher sales of other manufacturer's products and increased revenue in our grass seed business. Adjusting for the extra week in fiscal 2017, organic net sales increased approximately 7.4%.
Gross Profit
Gross profit for fiscal 2017 increased $79.8 million, or 14.4%, to $632.8 million from $553.0 million in fiscal 2016. The increase in gross profit was due primarily to the Pet segment, though both operating segments contributed to the increased gross profit. Gross margin increased 60 basis points to 30.8% in fiscal 2017 from 30.2% in fiscal 2016. Both the Pet and Garden segments contributed to the increased gross margin.
In the Pet segment, gross profit increased in fiscal 2017 due primarily to a $164.6 million increase in sales. The Pet segment gross margin also improved, aided by the two fiscal 2017 acquisitions as their gross margins were slightly above the Pet segment's as a whole.
In the Garden segment, gross profit increased in fiscal 2017 due to a $60.9 million increase in net sales and an improved gross margin. Increased sales volume, a favorable product mix, and manufacturing efficiencies and costing favorably impacted the Garden segment gross margin, primarily in our controls and fertilizer business and secondly in our grass seed business.
Selling, General and Administrative
Selling, general and administrative expenses increased $54.8 million, or 13.0%, from $421.9 million in fiscal 2016 to $476.7 million in fiscal 2017. As a percentage of net sales, selling, general and administrative expenses increased from 23.1% in fiscal 2016 to 23.2% in fiscal 2017. The increase in selling, general and administrative expenses was due to increases in both selling and delivery expense and warehouse and administrative expense. Both fiscal 2017 and fiscal 2016 include a gain on the sale of a facility of approximately $2 million. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and information technology functions.
Selling and delivery expense increased $25.4 million, or 11.1%, from $228.0 million in fiscal 2016 to $253.4 million in fiscal 2017 and as a percentage of net sales decreased from 12.5% in fiscal 2016 to 12.3% in fiscal 2017. The expense increase was principally in our Pet segment due primarily to recent acquisitions, although both our Pet and Garden segments had increases in both selling and delivery expenses in support of the increased sales volumes and increased marketing and advertising expenses.
Warehouse and administrative expense increased $29.4 million, or 15.2%, from $193.9 million in fiscal 2016 to $223.3 million in fiscal 2017. As a percentage of net sales, warehouse and administrative expense increased from 10.6% in fiscal 2016 to 10.9% in fiscal 2017. The expense increase was principally in our Pet segment, due primarily to recent acquisitions, including an expense of $2.3 million related to a contingent earn-out for a fiscal 2017 acquisition, and increased warehouse and facility spend in our dog & cat business and our distribution business to support growth and facility transitions. The Pet segment also had a $2.4 million gain from the sale of a manufacturing facility that reduced expenses in fiscal 2016. The Garden segment had a decline in warehouse and administrative expense due to a $2.0 million gain from the sale of a distribution facility in fiscal 2017. Corporate administrative expense increased $1.9 million due primarily to increased non-cash equity compensation expense. On a consolidated basis for fiscal 2017, the $2.0 million gain from the sale of the distribution facility in the Garden segment was essentially offset by the $2.3 million of additional expense for the contingent earn-out amount.
Operating Income
Operating income increased $26.8 million in fiscal 2017, or 20.7% to $156.1 million. Increased sales of $225.5 million and a 60 basis point gross margin improvement contributed to the improved operating income, partially offset by a $54.8 million increase in selling, general and administrative costs. Operating income increased in both the Pet and Garden segments partially offset by a $1.9 million increase in corporate expenses. Our operating margin improved to 7.6% for fiscal 2017 from 7.1% for fiscal 2016 due to the improved gross margin partially offset by a 10 bps increase in selling, general and administrative expenses as a percentage of net sales.
Pet operating income increased $11.7 million, or 9.7%, to $131.6 million for fiscal 2017 from $119.9 million for fiscal 2016. The increase was due primarily to increased sales and slightly higher gross margin partially offset by higher selling, general and administrative expenses. Pet operating margin declined to 10.6% for fiscal 2017 from 11.1% for fiscal 2016.
Garden operating income increased $17.0 million, or 24.1%, to $87.3 million for fiscal 2017 from $70.3 million for fiscal 2016 due to increased sales and an improved gross margin partially offset by an increase in selling, general and administrative expenses. Garden operating margin increased to 10.8% for fiscal 2017 from 9.4% for fiscal 2016 due to the improved gross margin and lower selling, general and administrative expenses as a percentage of net sales.
Net Interest Expense
Net interest expense decreased $14.6 million, or 34.3%, from $42.7 million in fiscal 2016 to $28.1 million in fiscal 2017. In November 2015, we issued $400 million aggregate principal amount of 2023 Notes. We used the net proceeds from the offering, together with available cash, to redeem our outstanding 2018 Notes and pay fees and expenses related to the offering. As a result of our redemption of the 2018 Notes, we recognized incremental interest expense of approximately $14.3 million in fiscal 2016 comprised of an $8.3 million call premium, $2.7 million related to the 30 days of overlapping interest expense and a $3.3 million non-cash charge for the write-off of unamortized financing costs.
Non-GAAP interest expense, which excludes the $14.3 million of incremental expense related to the issuance and redemption of our fixed rate debt in fiscal 2016, decreased $0.3 million. Debt outstanding on September 30, 2017 was $395.7 million compared to $395.3 million as of September 24, 2016. Our average borrowing rate for fiscal 2017 decreased to 6.0% from 6.3% for fiscal 2016.
Other Income (Expense)
Other income (expense) is comprised of income from investments accounted for under the equity method of accounting, including any associated impairments of equity method investments and foreign currency exchange gains and losses. Other expense decreased $15.4 million from fiscal 2016. During the fourth quarter of fiscal 2016, we recognized a non-cash impairment charge of $16.6 million related to our investment in two joint ventures as a result of changes in marketplace conditions, which impacted the expected cash flows and the recoverability of the investment. The impairment is included within Other income (expense). The $1.6 million expense in fiscal 2017 is due primarily to an investment in a start-up made in fiscal 2017. A separate investment made in our fiscal 2017 third quarter is expected to contribute to earnings over a full fiscal year, but because it is seasonal in nature, did not have a material impact on the fiscal 2017 year.
Income Taxes
Our effective income tax rate was 36.9% for fiscal 2017 compared to 34.5% for fiscal 2016. The increase in our effective income tax rate in fiscal 2017 as compared to fiscal 2016 was due primarily to a significant increase in our fiscal 2017 pretax earnings while our tax credits and incentives remained similar to those in fiscal 2016. Non-deductible costs associated with acquisitions also impacted the fiscal 2017 tax rate.

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
During fiscal years 2015 through 2017, commodity costs generally declined, but in past years we have been impacted by volatility in a number of commodities, including grass seed and wild bird feed grains. We continue to monitor commodity prices in order to be in a position to take action to mitigate the impact of increasing raw material costs.
Weather and Seasonality
Our sales of lawn and garden products are influenced by weather and climate conditions in the different markets we serve. Additionally, our Garden segment’s business is highly seasonal. In fiscal 2017, approximately 66% of our Garden segment’s net sales and 56% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.
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
Operating Activities
Net cash provided by operating activities decreased $37.1 million, from $151.4 million in fiscal 2016 to $114.3 million in fiscal 2017. The decrease in cash provided by operating activities was due primarily to a decrease in cash flows from working capital accounts, primarily receivables, as compared to fiscal 2016. An increase in fourth quarter sales during fiscal 2017 drove an increase in accounts receivable in the current year compared to the prior year.
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
Investing Activities
Net cash used in investing activities increased $73.4 million from $91.2 million in fiscal 2016 to $164.6 million in fiscal 2017. The increase in cash used in investing activities was due primarily to increased acquisition and investment activity in the current year compared to the prior year and an increase in capital expenditures during the current year, partially offset by an increase in proceeds from the sale of a small veterinary division and a distribution facility in our Garden segment during the first fiscal quarter of 2017. During fiscal 2017, we acquired Segrest Inc., a supplier of aquarium fish, and K&H Manufacturing, a producer of premium pet supplies and the largest marketer of heated pet products in the country, for total aggregate consideration of $109.9 million. During fiscal 2017, we also made investments in two strategic joint ventures for $12.5 million. Additionally, our capital expenditures increased to approximately $45 million from $28 million in fiscal 2016, as we improve our existing infrastructure for planned growth and make our manufacturing facilities more efficient.
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
Financing Activities
Net cash used in financing activities decreased $3.8 million from $14.2 million in fiscal 2016 to $10.4 million in fiscal 2017. The decrease in cash used by financing activities was due primarily to an increase in cash flows from the excess tax benefits associated with the increase in stock option exercise activity during the current year period, partially offset by taxes paid for shares withheld in connection with the net share settlement of vested restricted stock and exercised options during the current year, as well as the payment of financing costs associated with the issuance of our 2023 Notes and amendment of our asset backed loan facility during the prior year period.
Net cash used in financing activities decreased $54.2 million from $68.4 million in fiscal 2015 to $14.2 million in fiscal 2016. The decrease in cash used was due primarily to our redemption of $50 million aggregate principal of our 2018 Notes during the prior year period at 102.063%, as well as increased purchases of our common stock in fiscal 2015 compared to fiscal 2016. These uses of cash were partially offset by the payment of financing costs associated with the issuance of our 2023 Notes, subsequent redemption of our 2018 Notes and amendment of our asset backed loan facility during fiscal 2016.
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
We believe that cash flows from operating activities, funds available under our asset backed loan facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $40 million over the next 12 months.
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

	2017	2016	2015
Net cash provided by operations	$114,309	$151,426	$87,449
Less: capital expenditures	(44,659)	(27,622)	(22,030)
Free cash flow	$69,650	$123,804	$65,419
Free cash flow as a percentage of net sales	3.4%	6.8%	4.0%
Free cash flow as a percentage of net sales decreased in fiscal 2017, primarily due to increased sales, which drove an increase in receivables, as well as an increase in capital expenditures made during fiscal 2017. Free cash flow as a percentage of net sales increased in fiscal 2016, primarily due to better working capital management and stronger operating performance.
Stock Repurchases
During fiscal 2017, we did not repurchase our common stock. In fiscal 2011, our Board of Directors authorized a $100 million share repurchase program, under which approximately $35.0 million remains available for repurchases in fiscal 2017 and thereafter.
Total Debt
At September 30, 2017, our total debt outstanding was $395.7 million versus $395.3 million at September 24, 2016.
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
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all covenants as of September 30, 2017.

Asset-Based Loan Facility Amendment
In April 2016, we entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if we exercise the accordion feature set forth therein (collectively, the “Amended Credit Facility”). The Amended Credit Facility matures on April 22, 2021. We may borrow, repay and reborrow amounts under the Amended Credit Facility until its maturity date, at which time all amounts outstanding under the Amended Credit Facility must be repaid in full. As of September 30, 2017, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $1.8 million outstanding as of September 30, 2017.
The Amended Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of September 30, 2017, the borrowing base and remaining borrowing availability was $368.9 million. Borrowings under the Amended Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.0%), plus, in either case, an applicable margin based on our consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25% - 1.5% and was 1.25% as of September 30, 2017, and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.5% and was 0.25% as of September 30, 2017. As of September 30, 2017, the applicable interest rate related to Base Rate borrowings was 4.5%, and the applicable interest rate related to LIBOR-based borrowings was 2.5%.
We incurred approximately $1.2 million of debt issuance costs in conjunction with this transaction, which included underwriter fees, legal and accounting expenses. The debt issuance costs will be amortized over the term of the Amended Credit Facility.
The Amended Credit Facility contains customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00 :1.00 upon reaching certain borrowing levels. The Amended Credit Facility is secured by substantially all of our assets. We were in compliance with all financial covenants under the Amended Credit Facility during the period ended September 30, 2017.
Contractual Obligations
The table below presents our significant contractual cash obligations by fiscal year:

Contractual Obligations	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
	(in millions)
Long-term debt, including current maturities (1)	$0.4	$—	$0.1	$—	$—	$400.0	$400.5
Interest payment obligations (2)	24.5	24.5	24.5	24.5	24.5	2.0	124.5
Operating leases	26.5	21.4	16.6	12.2	8.8	25.9	111.4
Purchase commitments (3)	104.4	31.3	18.9	11.4	4.3	0.8	171.1
Performance-based payments (4)	—	—	—	—	—	—	—
Total	$155.8	$77.2	$60.1	$48.1	$37.6	$428.7	$807.5

(1)
Excludes $1.8 million of outstanding letters of credit related to normal business transactions. Excludes the unamortized portion of deferred financing costs associated with the 2023 Notes of $4.8 million as of September 30, 2017, which is amortizable until November 2023 and is included in the carrying value of long-term debt. See Note 10 to the consolidated financial statements for further discussion of long-term debt.

(2)	Estimated interest payments to be made on our 2023 Notes. See Note 10 to the consolidated financial statements for description of interest rate terms.

(3)	Contracts for purchases of grains, grass seed and pet food ingredients, used primarily to mitigate risk associated with increases in market prices and commodity availability.

(4)
Possible performance-based payments associated with prior acquisitions of businesses are not included in the above table, because they are based on future performance of the businesses acquired, which is not yet known. Performance-based payments of approximately $1.3 million were made in fiscal 2017 related to B2E, acquired in fiscal 2013, and Hydro-Organics Wholesale, Inc., acquired in fiscal 2016. Potential performance-based periods extend through 2020 for B2E and 2025 for Hydro-Organics Wholesale, Inc. Payments are capped at $1.0 million per year related to Hydro-Organics Wholesale, Inc.

As of September 30, 2017, we had unrecognized tax benefits of $0.3 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.
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
We test goodwill for impairment annually (as of the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. If it is determined that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the two-step test is performed to identify potential goodwill impairment. Based on certain circumstances, we may elect to bypass the qualitative assessment and proceed directly to performing the first step of the two-step goodwill impairment test, which compares the fair value of our reporting units to their related carrying values, including goodwill. If the fair value of the reporting unit is less than its carrying value, we perform an additional step to determine the implied fair value of goodwill associated with that reporting unit. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and, accordingly,we recognize such impairment. Our goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its two reporting units to the Company’s total market capitalization.
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
Most of our goodwill is associated with our Pet segment. In connection with our annual goodwill impairment testing performed during fiscal 2017 and 2016, we made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of its reporting units under the two-step goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment and it was determined that it was more likely than not the fair values of our reporting units were greater than their carrying amounts, and accordingly, no further testing of goodwill was required.
In connection with our annual goodwill impairment testing performed during fiscal 2015, the first step of such testing indicated that the fair value of our reporting segments exceeded their carrying value by more than 10%, and accordingly, no further testing of goodwill was required.
Changes in the judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future cash flows and discount rates, could result in a significantly different estimate of the fair value of the reporting units in the future and could result in additional impairment of goodwill.
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
Indefinite-lived intangible assets are primarily tested for impairment by comparing the fair value of the asset to the carrying value. Fair value is determined based on discounted cash flow analyses that include significant management assumptions such as revenue growth rates, discount rates, weighted average cost of capital, and assumed royalty rates. Future net sales and short-term growth rates are estimated for trade names based on management’s forecasted financial results which consider key business drivers such as specific revenue growth initiatives, market share changes and general economic factors such as consumer spending.
During fiscal 2017, 2016 and 2015, we performed evaluations of the fair value of our indefinite-lived trade names and trademarks. Our expected revenues were based on our future operating plan and market growth or decline estimates for future years. No impairment was indicated during our fiscal 2017 analysis of our indefinite-lived trade names and trademarks. In fiscal 2016, we recognized a $1.8 million non-cash impairment charge related to certain indefinite-lived intangible assets as a result of a decline in the volume of sales. In fiscal 2015, we recognized a $7.3 million non-cash impairment charge related to certain indefinite-lived intangible assets as a result of increased competition in the marketplace and an expected decline in the volume of sales.
Long-Lived Assets
We review our long-lived assets, including amortizable intangibles and property, plant and equipment, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized for amortizable intangible assets and property, plant and equipment when estimated undiscounted future cash flows expected to result from use of the asset are less than its carrying amount. Management determines fair value by estimating future cash flows as a result of forecasting sales and costs. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. No factors indicating the carrying value of our tangible long-lived assets may not be recoverable were present in fiscal 2017, fiscal 2016 and fiscal 2015, respectively, and accordingly, no impairment testing was performed on these assets. Should market conditions or the assumptions used by us in determining the fair value of assets change, or management change plans regarding the future usage of certain assets, additional charges to operations may be required in the period in which such conditions occur.

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
Interest Rate Risk. The interest payable on our Credit Facility is based on variable interest rates and therefore affected by changes in market interest rates. We had no variable rate debt outstanding as of September 30, 2017 under our Credit Facility. If interest rates on our average variable rate debt outstanding during fiscal 2017 had changed by 100 basis points compared to actual rates, interest expense would have increased or decreased by approximately $0.4 million. In addition, we have investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates.
Commodity Prices. We are exposed to fluctuations in market prices for grains, grass seed, chemicals, fertilizer ingredients and pet food ingredients. To mitigate risk associated with increases in market prices and commodity availability, we enter into contracts for purchases, primarily to ensure commodity availability to us in the future. As of September 30, 2017, we had entered into fixed purchase commitments for commodities totaling approximately $171.1 million. A 10% change in the market price for these commodities would result in an additional pretax gain or loss of $17.1 million as the related inventory containing those inputs is sold.
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of September 30, 2017.
(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2017. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(c) Management’s Report on Internal Control Over Financial Reporting. A copy of our management’s report and the report of Deloitte & Touche LLP, our independent registered public accounting firm, are included in our Financial Statements and Supplementary Data beginning on page F-1.

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a code of ethics that applies to all of our executive officers and directors, a copy of which is available on our website at https://www.central.com/about-us/responsibility#values-and-ethics.
The remaining information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders under the captions “Election of Directors,” “Further Information Concerning the Board of Directors – Committees of the Board”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.” See also Item 1 – Business above.

Item 11. Executive Compensation
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders under the captions “Executive Compensation” and “Further Information Concerning the Board of Directors – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders under the captions “Ownership of Management and Principal Stockholders” and Executive Compensation – “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders under the captions “Further Information Concerning the Board of Directors – Board Independence” and “Transactions with the Company.”

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm.”

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

(2)	Exhibits:
Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation, including the Certificate of Designation – Series A Convertible Preferred Stock and Certificate of Designation – Series B Convertible Preferred Stock.	10-K	001-33268	3.1	12/14/2006
3.2	Amended and Restated By-laws of Central Garden & Pet Company, effective August 18, 2015.	10-K	001-33268	3.2	12/10/2015
4.1	Specimen Common Stock Certificate.					X
4.2	Specimen Class A Common Stock Certificate.					X

Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.3	Indenture, dated as of March 8, 2010, by and between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-33268	4.2	3/8/2010
4.4	Third Supplemental Indenture, dated as of November 9, 2015, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to 6.125% Senior Notes due 2023.	10-K	001-33268	4.6	12/10/2015
4.5	Fourth Supplemental Indenture, dated as of March 25, 2016, by and among the Company, certain guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to 6.125% Senior Notes due 2023.	10-K	001-33268	4.5	12/2/2016
4.6	Fifth Supplemental Indenture, dated as of December 23, 2016, by and among the Company, certain guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.125% Senior Notes due 2023.	10-Q	001-33268	4.1	2/2/2017
4.7	Sixth Supplemental Indenture, dated as of June 24, 2017, by and among the Company, certain guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.125% Senior Notes due 2023.	10-Q	001-33268	4.1	8/3/2017
10.1	Form of Indemnification Agreement between the Company and Executive Officers and Directors.					X
10.2	Amended and Restated Credit Agreement dated April 22, 2016 among the Company, certain of the Company's domestic subsidiaries as borrowers and guarantors, a syndicate of financial institutions party thereto, SunTrust Bank, as issuing bank and administrative agent, and SunTrust Robinson Humphrey, Inc., as left lead arranger and joint bookrunner, Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association , as co-syndication agents, Bank of the West, BMO Harris Bank N.A., JP Morgan Chase Bank, N.A. and KeyBank National Association as co-documentation agents.	10-Q	001-33268	10.1	5/5/2016
10.3*	2003 Omnibus Equity Incentive Plan, as amended and restated effective February 13, 2012.	8-K	001-33268	10.2	2/15/2012
10.4*	Form of Nonstatutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan.	10-K	000-20242	10/5/2001	12/9/2004
10.5*	Form of Restricted Stock Agreement for 2003 Omnibus Equity Incentive Plan.	10-K	000-20242	10/5/2002	12/9/2004
10.6*	Form of Performance-Based Non-Statutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan	10-K	001-33268	10/4/2003	11/19/2010
10.7*	Nonemployee Director Equity Incentive Plan, as amended and restated effective December 7, 2016	10-Q	001-33268	10.1	5/4/2017
10.8*	Form of Nonstatutory Stock Option Agreement for Nonemployee Director Equity Incentive Plan.	10-Q	000-20242	10/6/2001	2/3/2005
10.9*	Form of Restricted Stock Agreement for Nonemployee Director Equity Incentive Plan.	10-Q	000-20242	10/6/2002	2/3/2005
10.10*	Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III.	10-K/A	000-20242	10.20	1/20/1999
10.11*	Modification and Extension of Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III, dated as of May 6, 2003.	10-Q	000-20242	10/7/2001	8/8/2003
10.12*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of April 10, 2006, between the Company and Brooks M. Pennington III.	8-K	000-20242	10.1	4/14/2006

Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of July 1, 2008, between the Company and Brooks M. Pennington III.	10-K	001-33268	10/7/2002	11/26/2008
10.14*	Amendment of Employment Agreement and Non-Competition Agreement between the Company and Brooks M. Pennington III, dated March 20, 2012.	10-Q	001-33268	10.1	2/7/2013
10.15*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of March 1, 2014, between the Company and Brooks M. Pennington III.	10-Q	001-33268	10.1	2/5/2015
10.16*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of March 1, 2016, between the Company and Brooks M. Pennington III.					X
10.17*	Form of Agreement to Protect Confidential Information, Intellectual Property and Business Relationships.	8-K	000-20242	10.1	10/14/2005
10.18*	Form of Post-Termination Consulting Agreement.	8-K	000-20242	10.2	10/14/2005
10.19*	Employment Agreement between the Company and John Ranelli, dated January 9, 2013.	10-Q	001-33268	10.3	2/7/2013
10.20*	Amendment to Employment Agreement dated July 22, 2015 between the Company and John R. Ranelli.	8-K	001-33268	10.1	7/27/2015
10.21*	Employment Agreement between the Company and George A. Yuhas, effective March 1, 2011.	10-K	001-33268	10.24	12/10/2015
10.22*	Employment Agreement between the Company and George Roeth, effective June 1, 2016.	8-K	011-33268	10.25	5/6/2016
12	Statement re Computation of Ratios of Earnings to Fixed Charges.					X
21	List of Subsidiaries.					X
23	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 29, 2017

CENTRAL GARDEN & PET COMPANY

By	/s/ George C. Roeth
George C. Roeth
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ George C. Roeth	Director, Chief Executive Officer and President (Principal Executive Officer)	November 29, 2017
George C. Roeth

/s/ Nicholas Lahanas	Chief Financial Officer (Principal Financial Officer)	November 29, 2017
Nicholas Lahanas

/s/ Howard A. Machek	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 29, 2017
Howard A. Machek

/s/ William E. Brown	Chairman	November 29, 2017
William E. Brown

/s/ John B. Balousek	Director	November 29, 2017
John B. Balousek

/s/ Thomas J. Colligan	Director	November 29, 2017
Thomas J. Colligan

/s/ Brooks M. Pennington, III	Director	November 29, 2017
Brooks M. Pennington, III

/s/ Alfred A. Piergallini	Director	November 29, 2017
Alfred A. Piergallini

/s/ John R. Ranelli	Director	November 29, 2017
John R. Ranelli

/s/ Mary Beth Springer	Director	November 29, 2017
Mary Beth Springer

/s/ Andrew K. Woeber	Director	November 29, 2017
Andrew K. Woeber

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Central Garden & Pet Company’s management, under the supervision of Central’s Chief Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of Central’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. The scope of management's assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations except for the operations of Segrest Inc, which we acquired on October 21, 2016 and K&H Manufacturing LLC, which we acquired on April 28, 2017. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Segrest Inc. and K&H Manufacturing LLC combined constituted six percent of the total assets and four percent of total net sales of the consolidated financial statements of the Company as of and for the fiscal year ended September 30, 2017.
Based on evaluation of the criteria set forth by COSO in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of September 30, 2017.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Central Garden & Pet Company
Walnut Creek, California

We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company”) as of September 30, 2017 and September 24, 2016, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three fiscal years in the period ended September 30, 2017. We also have audited the Company’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in “Management’s Report on Internal Control over Financial Reporting,” management excluded from its assessment the internal control over financial reporting at Segrest, Inc. and K&H Manufacturing, LLC which were acquired during fiscal 2017, and whose combined financial statements constitute six percent of total assets and four percent of net sales of the consolidated financial statement amounts as of and for the year ended September 30, 2017. Accordingly, our audit did not include the internal control over financial reporting at Segrest, Inc. or K&H Manufacturing, LLC. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Garden & Pet Company and subsidiaries as of September 30, 2017 and September 24, 2016, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
November 29, 2017

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	September 24, 2016
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,397	$92,982
Restricted cash	12,645	10,910
Accounts receivable, net	237,868	201,151
Inventories	382,101	362,004
Prepaid expenses and other	18,045	16,249
Total current assets	683,056	683,296
Plant, property and equipment, net	180,913	158,224
Goodwill	256,275	231,385
Other intangible assets, net	116,067	95,865
Other assets	70,595	11,913
Total	$1,306,906	$1,180,683
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$103,283	$102,413
Accrued expenses	116,549	99,343
Current portion of long-term debt	375	463
Total current liabilities	220,207	202,219
Long-term debt	395,278	394,806
Deferred income taxes and other long-term obligations	54,279	29,071
Commitments and contingencies (Note 11)
Equity:
Common stock	122	120
Class A common stock	380	374
Class B stock	16	16
Additional paid-in capital	396,790	393,297
Retained earnings	239,329	160,501
Accumulated other comprehensive loss	(951)	(1,294)
Total Central Garden & Pet shareholders’ equity	635,686	553,014
Noncontrolling interest	1,456	1,573
Total equity	637,142	554,587
Total	$1,306,906	$1,180,683
See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 30, 2017	September 24, 2016	September 26, 2015
	(in thousands, except per share amounts)
Net sales	$2,054,478	$1,829,017	$1,650,737
Cost of goods sold and occupancy	1,421,670	1,275,967	1,162,685
Gross profit	632,808	553,050	488,052
Selling, general and administrative expenses	476,696	421,864	389,345
Intangible asset impairment	—	1,828	7,272
Operating income	156,112	129,358	91,435
Interest expense	(28,209)	(42,847)	(40,027)
Interest income	147	140	129
Other income (expense)	(1,621)	(17,013)	13
Income before income taxes and noncontrolling interest	126,429	69,638	51,550
Income tax expense	46,699	24,053	18,535
Net income including noncontrolling interest	79,730	45,585	33,015
Net income attributable to noncontrolling interest	902	1,071	1,044
Net income attributable to Central Garden & Pet Company	$78,828	$44,514	$31,971
Net income per share attributable to Central Garden & Pet Company:
Basic	$1.57	$0.91	$0.66
Diluted	$1.52	$0.87	$0.64
Weighted average shares used in the computation of net income per share:
Basic	50,230	48,964	48,562
Diluted	51,820	51,075	49,638

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Fiscal Year Ended
	September 30, 2017	September 24, 2016	September 26, 2015
Net income	$79,730	$45,585	$33,015
Other comprehensive income (loss):
Foreign currency translation	343	(1,458)	(1,078)
Unrealized loss on securities	—	—	(10)
Reclassification of loss on available for sale securities to net income	—	—	20
Total comprehensive income	80,073	44,127	31,947
Comprehensive income attributable to noncontrolling interests	902	1,071	1,044
Comprehensive income attributable to Central Garden & Pet Company	$79,171	$43,056	$30,903

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

	Central Garden & Pet Company
	Common Stock		Class A Common Stock		Class B Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 27, 2014	12,437,307	$124	36,887,311	$369	1,652,262	$16	$396,586	$86,396	$1,232	$484,723	$1,730	$486,453
Amortization of share-based awards	—	—	—	—	—	—	6,378	—	—	6,378	—	6,378
Tax deficiency on exercise of stock options, net of tax benefit	—	—	—	—	—	—	(358)	—	—	(358)	—	(358)
Restricted share activity	(12,073)	—	156,477	2			(1,233)			(1,231)		(1,231)
Issuance of common stock	641	—	536,827	5	—	—	(10)	—	—	(5)	—	(5)
Repurchase of common stock	(517,558)	(5)	(1,118,316)	(12)	—	—	(12,727)	(2,380)	—	(15,124)	—	(15,124)
Distribution to noncontrolling interest											(1,680)	(1,680)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,068)	(1,068)	—	(1,068)
Net income	—	—	—	—	—	—	—	31,971	—	31,971	1,044	33,015
Balance, September 26, 2015	11,908,317	119	36,462,299	364	1,652,262	16	388,636	115,987	164	505,286	1,094	506,380
Amortization of share-based awards	—	—	—	—	—	—	6,552	—	—	6,552	—	6,552
Tax benefit on exercise of stock options, net of tax deficiency	—	—	—	—	—	—	6,865	—	—	6,865	—	6,865
Restricted share activity		—	202,916	2	—	—	(1,341)			(1,339)		(1,339)
Issuance of common stock	90,155	1	753,357	8	—	—	(7,415)	—	—	(7,406)	—	(7,406)
Distribution to noncontrolling interest											(592)	(592)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,458)	(1,458)	—	(1,458)
Net income	—	—	—	—	—	—	—	44,514	—	44,514	1,071	45,585
Balance, September 24, 2016	11,998,472	120	37,418,572	374	1,652,262	16	393,297	160,501	(1,294)	553,014	1,573	554,587
Amortization of share-based awards	—	—	—	—	—	—	8,700	—	—	8,700	—	8,700
Tax benefit on exercise of stock options, net of tax deficiency	—	—	—	—	—	—	19,942	—	—	19,942	—	19,942
Restricted share activity	(16,764)	—	(79,362)	—	—	—	(7,765)	—	—	(7,765)	—	(7,765)
Issuance of common stock	178,315	2	680,526	6	—	—	(17,384)	—	—	(17,376)	—	(17,376)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1,019)	(1,019)
Other comprehensive income	—	—	—	—	—	—	—	—	343	343	—	343
Net income	—	—	—	—	—	—	—	78,828	—	78,828	902	79,730
Balance, September 30, 2017	12,160,023	$122	38,019,736	$380	1,652,262	$16	$396,790	$239,329	$(951)	$635,686	$1,456	$637,142
See notes to consolidated financial statements

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 30, 2017	September 24, 2016	September 26, 2015
	(in thousands)
Cash flows from operating activities:
Net income	$79,730	$45,585	$33,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,719	40,001	33,703
Amortization of deferred financing costs	1,361	1,504	1,996
Stock-based compensation	11,115	8,356	8,315
Excess tax benefits from stock-based awards	(19,946)	(6,869)	(2,154)
Deferred income taxes	10,789	3,189	15,566
Gain on sale of property and equipment	(2,050)	(2,544)	—
Loss on disposal of property, plant and equipment	65	1,163	702
Write-off of deferred financing costs	—	3,337	537
Asset impairments	—	19,367	7,272
Other	3,999	987	(69)
Changes in assets and liabilities (excluding businesses acquired):
Receivables	(32,419)	27,444	(9,093)
Inventories	(15,885)	(6,519)	4,403
Prepaid expenses and other assets	2,845	6,901	(4,325)
Accounts payable	(2,143)	(2,793)	(4,757)
Accrued expenses	35,018	11,234	1,485
Other long-term obligations	(889)	1,083	853
Net cash provided by operating activities	114,309	151,426	87,449
Cash flows from investing activities:
Additions to property, plant and equipment	(44,659)	(27,622)	(22,030)
Businesses acquired, net of cash acquired	(103,880)	(69,001)	(38,384)
Escrow deposit for acquisition-related contingent consideration	(6,000)	—	—
Proceeds from asset sales	8,547	3,911	—
Change in restricted cash and cash equivalents.	(1,735)	2,247	1,126
Investment in equity method investees	(12,495)	—	—
Proceeds from short-term investments.	—	—	9,997
Investment in short-term investments	—	—	(17)
Other investing activities	(4,355)	(730)	(546)
Net cash used in investing activities	(164,577)	(91,195)	(49,854)
Cash flows from financing activities:
Repayments on revolving line of credit	(552,000)	(419,000)	(312,000)
Borrowings on revolving line of credit	552,000	419,000	312,000
Repayments of long-term debt	(463)	(400,307)	(50,289)
Issuance of long-term debt	—	400,000	—
Proceeds from issuance of common stock	—	324	200
Excess tax benefits from stock-based awards	19,946	6,869	2,154
Repurchase of common stock, including shares surrendered for tax withholding	(27,556)	(10,873)	(18,497)
Payments of contingent consideration	(1,300)	(2,026)	—
Distribution to noncontrolling interest	(1,019)	(592)	(1,680)
Payment of financing costs	—	(7,560)	(258)
Net cash used by financing activities	(10,392)	(14,165)	(68,370)
Effect of exchange rate changes on cash and equivalents	75	(668)	(317)
Net (decrease) increase in cash and cash equivalents	(60,585)	45,398	(31,092)
Cash and cash equivalents at beginning of year	92,982	47,584	78,676
Cash and cash equivalents at end of year	$32,397	$92,982	$47,584
Supplemental information:
Cash paid for interest	$27,878	$32,995	$39,855
Cash paid for income taxes – net of refunds	10,560	10,399	3,192
Non-cash investing and financing activities:
Capital expenditures incurred but not paid	3,106	2,743	2,087
Liability for contingent performance based payments	2,830	2,590	(101)
See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended September 30, 2017,
September 24, 2016, and September 26, 2015
1. Organization and Significant Accounting Policies

Organization – Central Garden & Pet Company (“Central”), a Delaware corporation, and subsidiaries (the “Company”), is a leading marketer and producer of quality branded products and distributor of third party products in the pet and lawn and garden supplies markets.
Basis of Consolidation and Presentation – The consolidated financial statements include the accounts of Central and all majority-owned subsidiaries. All intercompany balances and transactions have been eliminated. The fiscal year ended September 30, 2017 included 53 weeks. The fiscal years ended September 24, 2016 and September 26, 2015 each included 52 weeks.
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
Revenue Recognition – Sales are recognized when merchandise is shipped, risk of loss and title passes to the customer and the Company has no further obligations to provide services related to such merchandise. Discounts, volume-based rebate incentives and most cooperative advertising amounts are recorded as a reduction of sales. The Company’s practice on product returns is to accept and credit the return of unopened cases of products from customers where the quantity is small, where the product has been mis-shipped or the product is defective. Provisions are made for estimated sales returns which are deducted from net sales at the time of shipment. Sales also include shipping and handling costs billed directly to customers. The amount billed to customers for shipping and handling costs included in net sales for the fiscal years ended September 30, 2017, September 24, 2016 and September 26, 2015 was $9.4 million, $3.8 million and $5.4 million, respectively.
Cost of goods sold and occupancy consists of cost of product, inbound freight charges, purchasing and receiving costs, certain indirect purchasing, merchandise handling and storage costs, internal transfer costs as well as allocations of overhead costs, including depreciation, related to the Company’s facilities. Cost of goods sold excludes substantially all shipping and handling and out-bound freight costs to customers, which are included in selling, general and administrative expenses as delivery expenses. The cost of shipping and handling, including internal costs and payments to third parties, included in delivery expenses within selling, general and administrative expenses for the fiscal years ended September 30, 2017, September 24, 2016 and September 26, 2015 was $59.3 million, $48.9 million and $44.4 million, respectively.
Advertising Costs – The Company expenses the costs of advertising as incurred. Advertising expenses were $34.5 million, $30.0 million and $25.0 million in fiscal 2017, 2016 and 2015, respectively.
401(k) Plans – The Company sponsors several 401(k) plans which cover substantially all employees. The Company’s matching contributions expensed under these plans were $2.4 million for fiscal 2017, $1.7 million for fiscal 2016 and $1.9 million for fiscal 2015. In fiscal 2017, 2016 and 2015, the Company’s matching contributions made in the Company’s Class A common stock resulted in the issuance of approximately 81,000, 99,000 and 195,000 shares, respectively.
Other income (expense) consists principally of earnings (losses) from equity method investments and foreign exchange gains and losses.
Income taxes are accounted for under the asset and liability method. Deferred income taxes result primarily from bad debt allowances, inventory and goodwill write-downs, amortization and depreciation. The Company establishes a valuation allowance for deferred tax assets

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

when management believes it is more likely than not a deferred tax asset will not be realized. As of fiscal year-end 2017 and 2016, the Company had valuation allowances related to various state and foreign net deferred tax assets of $6.5 million and $6.6 million, respectively.
U.S. income taxes have not been provided on undistributed earnings (approximately $2.0 million at September 30, 2017) of our foreign subsidiary since all such earnings are considered indefinitely reinvested overseas. The potential deferred tax liability associated with these earnings, net of foreign tax credits associated with the earnings, is approximately $0.3 million.
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
Allowance for doubtful accounts – Trade accounts receivable are regularly evaluated for collectability based on past credit history with customers, their expected returns and deductions and their current financial condition. See Note 5 - Allowance for Doubtful Accounts.
Inventories, which primarily consist of garden products and pet supplies finished goods, are stated at the lower of FIFO cost or market. Cost includes certain indirect purchasing, merchandise handling and storage costs incurred to acquire or manufacture inventory, costs to unload, process and put away shipments received in order to prepare them to be picked for orders, and certain other overhead costs. The amount of such costs capitalized to inventory is computed based on an estimate of costs related to the procurement and processing of inventory to prepare it for sale compared to total product purchases. See Note 6 - Inventories, net.
Land, buildings, improvements and equipment are stated at cost. Depreciation is computed by the straight-line method over 30 years for buildings. Improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the terms of the related leases. Depreciation on equipment and capitalized software is computed by the straight-line and accelerated methods over the estimated useful lives of three to 10 years. See Note 7 - Property and Equipment, Net.
Long-Lived Assets – The Company reviews its long-lived assets, including amortizable and indefinite-lived intangible assets and property, plant and equipment, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, and annually for indefinite-lived intangible assets. An impairment loss would be recognized for amortizable intangible assets and property, plant and equipment when estimated undiscounted future cash flows expected to result from the use of the asset are less than its carrying amount. An impairment loss would be recognized for an intangible asset with an indefinite useful life if its carrying value exceeds its fair value. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. There were no impairment losses recorded in fiscal 2017. In fiscal 2016, the Company recognized non-cash asset impairment charges of approximately $1.8 million related to certain indefinite-lived intangible assets due to changes in the Company's operational strategy and declining volume of sales. In fiscal 2015, the Company recognized a non-cash $7.3 million impairment charge to certain indefinite-lived intangible assets as a result of increased competition in the marketplace and declining volume of sales. Should market conditions or the assumptions used by the Company in determining the fair value of assets change, or management changes plans regarding the future use of certain assets, additional charges to operations may be required in the period in which such conditions occur. See Note 9 – Other Intangible Assets.
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
Investments – The Company owns membership interests ranging from 30%-50% in six unconsolidated companies. The Company accounts for its interest in these entities using the equity method. Equity method losses of $0.9 million in fiscal 2017, and equity method income of $0.4 million in both fiscal 2016 and fiscal 2015 are included in other income (expense) in the consolidated statements of operations. The Company’s investment in these entities was $9.2 million at September 30, 2017 and $0.5 million at September 24, 2016 and is included in Other assets in the Company's consolidated balance sheets. On a combined basis, the assets, liabilities, revenues and expenses of these entities are not significant. During the fourth quarter of fiscal 2016, the Company determined that its equity method investments in two unconsolidated companies were impaired as a result of changes in marketplace conditions, which impacted the expected cash flows and the recoverability of the investment. Accordingly, the Company recorded a non cash charge of approximately $16.6 million in fiscal 2016 to bring the carrying value of these investments to zero. The impairment charge is included in other income (expense) in the Company's consolidated statements of operations. See Note 3 - Acquisitions.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Fair Value of Financial Instruments – At September 30, 2017 and September 24, 2016, the carrying amount of cash and cash equivalents, short term investments, accounts receivable and payable, short term borrowings and accrued liabilities approximates fair value because of the short term nature of these instruments. The estimated fair value of the Company’s senior subordinated notes is based on quoted market prices for these instruments. See Note 2 - Fair Value Measurements for further information regarding the fair value of the Company’s financial instruments.
Stock-Based Compensation – Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is expensed ratably over the service period of the award. Total compensation costs recognized under all share-based arrangements in fiscal 2017 was $11.1 million ($7.0 million after tax), fiscal 2016 was $8.4 million ($5.3 million after tax), and fiscal 2015 was $8.3 million ($5.3 million after tax). See Note 13 - Stock-Based Compensation for further information.
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
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
Balance Sheet Classification of Deferred Taxes.
In November 2015, the FASB issued ASU 2015-17 (ASU 2015-17), Balance Sheet Classification of Deferred Taxes. This ASU eliminates the current requirement for entities to present deferred tax liabilities and assets as current and noncurrent in a classified statement of financial position and instead requires that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Although ASU 2015-17 is not effective for the Company until October 1, 2018, the Company adopted the standard on September 30, 2017. As of September 30, 2017, the Company has classified all deferred tax assets and liabilities as noncurrent on the Company's consolidated balance sheets and retrospectively adjusted prior periods. Upon adoption, current deferred tax assets of $31.5 million in our September 24, 2016 consolidated balance sheet were reclassified as non-current.
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

Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is still in the early stages of assessing the adoption method and analyzing the impact of the adoption of this update on its consolidated financial statements. As part of its assessment work to-date, the Company has formed an implementation work team and conducted training sessions on the new ASU’s revenue recognition model and begun the process of scoping of revenue streams under the new ASU. Additionally, the Company is also analyzing the impact of the new standard on its current accounting policies and internal controls. Upon completion of these and other assessments, the Company will evaluate the impact of adopting the new standard on its consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases
In February 2016, the FASB issued ASU 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. ASU 2016-02 is effective for the Company in its first quarter of fiscal 2020 on a modified retrospective basis and earlier adoption is permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements, and it currently expects that most of its operating lease commitments will be subject to the new standard and the Company will record material operating lease liabilities and right-of-use assets upon the adoption of ASU 2016-02. Information on our current operating leases can be found in Note 11 - Commitments and Contingencies.
Stock Based Compensation
In March 2016, the FASB issued ASU 2016-09 (ASU 2016-09), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, or the Company's first quarter of fiscal 2018. The Company will adopt the guidance effective October 1, 2017. The ASU is expected to result in increased volatility to the Company’s income tax expense in future periods dependent upon, among other variables, the price of its common stock and the timing and volume of share-based payment award activity, such as employee exercises of stock options and vesting of restricted stock awards.
Inventory Measurement
In July 2015, the FASB issued ASU 2015-11 (ASU 2015-11), Simplifying the Measurement of Inventory. Under ASU 2015-11, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The standard defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016, or the Company’s first quarter of fiscal 2018. Early application is permitted and should be applied prospectively. The Company is currently evaluating the impact of the adoption of this standard but does not anticipate it will have a material impact on its consolidated financial statements.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-18). This ASU clarifies the presentation of restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending cash balances on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, or the Company's first quarter of fiscal 2019, with early adoption permitted. The Company holds restricted cash balances of $12.6 million and $10.9 million as of September 30, 2017 and September 24, 2016, respectively. The Company is currently evaluating the impact ASU 2016-18 will have on its consolidated financial statements and related disclosures.
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    Goodwill

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance is effective for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, or the Company's first quarter of fiscal 2021. The amendment should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The fair value of the Company’s reporting units exceeded its carrying value in its fiscal 2017 impairment analysis for goodwill and, therefore, the early adoption was not considered in fiscal 2017.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
 Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 30, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (a)	$—	$—	$9,343	$9,343
Total liabilities	$—	$—	$9,343	$9,343
The following table presents our financial assets and liabilities at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 24, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (a)	$—	$—	$5,113	$5,113
Total liabilities	$—	$—	$5,113	$5,113

(a)
The liability for contingent consideration relates to an earn-out for B2E, acquired in December 2012, future performance-based contingent payments for Hydro-Organics Wholesale, Inc., acquired in October 2015, and future performance-based contingent payment for Segrest, Inc., acquired in October 2016. The fair value of the estimated contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity. This is presented as part of long-term liabilities in the Company's consolidated balance sheets.

The following table provides a summary of changes in fair value of the Company's Level 3 financial instruments for the years ended September 30, 2017 and September 24, 2016 (in thousands):

Amount
Balance as of September 24, 2016	$5,113
Estimated contingent performance-based consideration established at the time of acquisition	2,700
Changes in the fair value of contingent performance-based payments	2,830
Performance-based payments made	(1,300)
Balance as of September 30, 2017	$9,343

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. There were no impairment losses recorded in fiscal 2017.
During the fiscal year ended September 24, 2016, the carrying value of $1.8 million of indefinite-lived intangible assets was written down to its estimated fair value, resulting in impairment charges of $1.8 million, which were included in selling, general and administrative expenses for the period. See Note 9 – Other Intangible Assets.
Fair Value of Other Financial Instruments
In November 2015, the Company issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”). The estimated fair values of the Company’s 2023 Notes were $427.9 million as of September 30, 2017 and $430.3 million as of September 24, 2016, and the carrying values were $395.2 million as of September 30, 2017 and $394.4 million as of September 24, 2016. The estimated fair values are based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.

3. Acquisitions and Investments in Joint Ventures
Fiscal 2017
K&H Manufacturing, LLC
On April 28, 2017, the Company purchased K&H Manufacturing, LLC ("K&H"), a producer of premium pet supplies and the largest marketer of heated pet products in the country, for a purchase price of approximately $48.0 million. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $41.8 million, which is included in other assets in the Company’s consolidated balance sheet as of September 30, 2017. The Company has not yet finalized the allocation of the purchase price to the fair value of the intangible assets acquired. K&H sells branded pet products under the K&H and K&H Pet brands. The acquisition is expected to complement the Company's existing dog and cat business.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segrest Inc.
On October 21, 2016, the Company acquired Segrest, Inc., a wholesaler of aquarium fish and small live animals, for a purchase price of approximately $60.0 million, of which $6.0 million is in an escrow account managed by an independent trustee and is payable contingent upon future events. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $44.4 million, of which $27.7 million was allocated to identified intangible assets and $25.9 million million is included in goodwill in the Company’s consolidated balance sheet as of September 30, 2017. Financial results for Segrest have been included in the results of operations within the Pet segment since the date of acquisition. The following table summarizes the purchase price and the recording of fair values of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments (in thousands):

	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as Adjusted)
Purchase Price
Cash paid, net of cash acquired	$54,043	$—	$54,043
Contingent consideration	6,000	(3,300)	2,700
	$60,043	$(3,300)	$56,743

Allocation
Current assets, net of cash and cash equivalents acquired	$7,403	$(300)	$7,103
Fixed assets	7,011	2,242	9,253
Other assets	47,704	(47,704)	—
Goodwill		25,890	25,890
Other intangible assets		27,650	27,650
Current liabilities	(2,075)		(2,075)
Deferred Tax Liability		(11,078)	(11,078)
	$60,043	$(3,300)	$56,743
(1) As previously reported in the Company's Form 10-Q for the periods ended December 24, 2016, March 25, 2017 and June 24, 2017.
Proforma financial information has not been presented as the Segrest and K&H acquisitions were not considered material to the Company's overall consolidated financial statements during the periods presented.
Equity Method Investments
During fiscal 2017, the Company made investments in two ventures. The Company acquired a 45% interest in a mature, seasonal business and a 30% interest in a start-up company. The Company invested a total of $12.5 million in these businesses, which are accounted for under the equity method of accounting.
Fiscal 2016
Hydro-Organics Wholesale Inc.
On September 30, 2015, the Company purchased Hydro-Organics Wholesale, Inc., an organic fertilizer business, for approximately $7.8 million cash and approximately $2.6 million of estimated contingent future performance-based payments, which are capped at $1.0 million per year. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $10.7 million, of which $5.2 million was allocated to identified intangible assets and $5.5 million is included in goodwill in the Company’s consolidated balance sheet as of September 24, 2016. Financial results for Hydro-Organics Wholesale Inc. have been included in the results of operations within the Garden segment since the date of acquisition.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DMC
On December 1, 2015, the Company purchased the pet bedding business and certain other assets of National Consumers Outdoors Corp., formerly known as Dallas Manufacturing Company (“DMC”), for approximately $61 million. During the fourth quarter of fiscal 2016, the Company finalized the allocation of the purchase price to the fair value of the net tangible and intangible assets acquired. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $33.8 million, of which $18.7 million was allocated to identified intangible assets and $15.1 million is included in goodwill in the Company’s consolidated balance sheet as of September 24, 2016. Financial results for DMC have been included in the results of operations within the Pet segment since the date of acquisition. The following table summarizes the preliminary recording of fair values of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments:

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
(1) As previously reported in the Company's Form 10-Q for the periods ended December 26, 2015, March 26, 2016 and June 25, 2016
The acquisitions of IMS Trading Corp, Hydro-Organics Wholesale Inc. and DMC were not considered individually or collectively material to the Company's overall consolidated financial statements during the periods presented. The following unaudited pro forma information presents the combined net sales as if the acquisitions of IMS Trading Corp and DMC had occurred at the beginning of fiscal 2015. The pre-acquisition net sales of DMC and IMS Trading Corp have been added to the Company's historical results. The following pro forma net sales information has been prepared for comparative purposes only and is not necessarily indicative of the net sales of the Company as they would have been had the acquisitions occurred on the assumed dates, nor are they necessarily an indication of future net sales.

	In thousands (unaudited)
	Fiscal Year Ended
	September 24, 2016	September 26, 2015
Pro forma net sales	$1,856,691	$1,815,997
The impact of DMC and IMS on pro forma earnings for fiscal 2015 was not material. The impact of IMS and DMC on the Company's operating income in fiscal 2016 was $10.6 million. The financial results of Hydro-Organics Wholesale, Inc are not material to the Company's consolidated operating results.

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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
(1) As previously reported in the Company's Form 10-K for the period ended September 26, 2015 and the Company's Form 10-Q for the period ended December 26, 2015

4. Concentration of Credit Risk and Significant Customers and Suppliers
Customer Concentration – Approximately 44% of the Company’s net sales for fiscal 2017, 42% for fiscal 2016 and 40% for fiscal 2015 were derived from sales to the Company’s top five customers. The Company’s largest customer accounted for approximately 16%, 15% and 16% of the Company’s net sales in fiscal years 2017, 2016 and 2015, respectively. The Company’s second largest customer in 2017 accounted for approximately 8% of the Company’s net sales in the fiscal years 2017, 2016 and 2015, respectively. The Company’s third largest customer in 2017 accounted for approximately 8%, 8% and 7% of the Company’s net sales in fiscal years 2017, 2016 and 2015, respectively. The loss of, or significant adverse change in, the relationship between the Company and any of these three customers could have a material adverse effect on the Company’s business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company’s inability to collect accounts receivable from any major customer could also have a material adverse impact on the Company’s business and financial results. As of September 30, 2017 and September 24, 2016, accounts receivable from the Company’s top five customers comprised approximately 44% and 41% of the Company’s total accounts receivable, including 10% and 11% from the Company’s largest customer.
Supplier Concentration – While the Company purchases products from many different manufacturers and suppliers, approximately 9%, 9% and 11% of the Company’s cost of goods sold in fiscal years 2017, 2016 and 2015, respectively, were derived from products purchased from the Company’s five largest suppliers.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Allowance for Doubtful Accounts
The allowance for doubtful accounts includes reserves for collectability determined by past credit history with customers, their expected returns and deductions and their current financial condition.
Changes in the allowance for doubtful accounts are summarized below (in thousands):

Description	Balances at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Asset Write-Offs, Less Recoveries	Balances at End of Period
Fiscal Year Ended September 26, 2015	25,212	741	(6,657)	19,296
Fiscal Year Ended September 24, 2016	19,296	6,041	(4,268)	21,069
Fiscal Year Ended September 30, 2017	21,069	2,921	(2,554)	21,436

6. Inventories, net
Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	September 30, 2017	September 24, 2016
Raw materials	$116,591	$120,786
Work in progress	16,394	17,378
Finished goods	241,420	217,788
Supplies	7,696	6,052
Total inventories, net	$382,101	$362,004
7. Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	September 30, 2017	September 24, 2016
Land	$8,942	$8,825
Buildings and improvements	131,280	115,965
Transportation equipment	7,141	5,574
Machine and warehouse equipment	221,329	193,525
Capitalized software	117,360	109,641
Office furniture and equipment	27,355	25,282
	513,407	458,812
Accumulated depreciation and amortization	(332,494)	(300,588)
	$180,913	$158,224
Depreciation and amortization expense, including the amortization of intangible assets, charged to operations was $42.7 million, $40.0 million and $33.7 million for fiscal 2017, 2016 and 2015, respectively.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Goodwill
Changes in the carrying amount of goodwill for the fiscal years ended September 30, 2017, September 24, 2016 and September 26, 2015 (in thousands):

	Garden Products Segment	Pet Products Segment	Total
Balance as of September 27, 2014
Goodwill	$213,583	$404,211	$617,794
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	—	208,233	208,233
Additions in fiscal 2015	—	856	856
Balance as of September 26, 2015
Goodwill	213,583	405,067	618,650
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	—	209,089	209,089
Additions in fiscal 2016	5,473	16,823	22,296
Balance as of September 24, 2016
Goodwill	219,056	421,890	640,946
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	5,473	225,912	231,385
Additions in fiscal 2017		25,890	25,890
Sale of business		(1,000)	(1,000)
Balance as of September 30, 2017
Goodwill	219,056	446,780	665,836
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	$5,473	$250,802	$256,275
Additions or reductions to goodwill include acquisitions, sale of businesses, purchase price adjustments and adjustments of amounts upon finalization of purchase accounting.
The Company tests goodwill for impairment annually (as of the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. If it is determined that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the two-step test is performed to identify potential goodwill impairment. Based on certain circumstances, the Company may elect to bypass the qualitative assessment and proceed directly to performing the first step of the two-step goodwill impairment test, which compares the fair value of the Company’s reporting units to their related carrying values, including goodwill. If the fair value of the reporting unit is less than its carrying value, the Company performs an additional step to determine the implied fair value of goodwill associated with that reporting unit. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and, accordingly, the Company recognizes such impairment. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its two reporting units to the Company’s total market capitalization.
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

used in the reporting unit models. Actual results may differ from those estimates. The valuations employ present value techniques to measure fair value and consider market factors.
In connection with the Company’s annual goodwill impairment testing performed during fiscal 2017 and fiscal 2016, the Company made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of its reporting units under the two-step goodwill impairment test. The Company completed its qualitative assessment of potential goodwill impairment in each fiscal year and it was determined that it was more likely than not the fair values of the Company's reporting units were greater than their carrying amounts in each fiscal year, and accordingly, no further testing of goodwill was required in fiscal 2017 and 2016.

9. Other Intangible Assets
The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
		(in millions)
September 30, 2017
Marketing-related intangible assets – amortizable	$16.9	$(12.7)	$—	$4.2
Marketing-related intangible assets – nonamortizable	62.7	—	(26.0)	36.7
Total	79.6	(12.7)	(26.0)	40.9
Customer-related intangible assets – amortizable	91.6	(32.2)	—	59.4
Other acquired intangible assets – amortizable	22.1	(12.9)	—	9.2
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	29.9	(12.9)	(1.2)	15.8
Total other intangible assets	$201.1	$(57.8)	$(27.2)	$116.1
September 24, 2016
Marketing-related intangible assets – amortizable	$14.9	$(11.3)	$—	$3.6
Marketing-related intangible assets – nonamortizable	63.0	—	(26.0)	37.0
Total	77.9	(11.3)	(26.0)	40.6
Customer-related intangible assets – amortizable	65.6	(26.1)	—	39.5
Other acquired intangible assets – amortizable	20.8	(11.6)	—	9.2
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	28.6	(11.6)	(1.2)	15.8
Total other intangible assets	$172.1	$(49.0)	$(27.2)	$95.9
September 26, 2015
Marketing-related intangible assets – amortizable	$14.1	$(10.4)	$—	$3.7
Marketing-related intangible assets – nonamortizable	59.6	—	(24.2)	35.4
Total	73.7	(10.4)	(24.2)	39.1
Customer-related intangible assets – amortizable	43.3	(22.3)	—	21.0
Other acquired intangible assets – amortizable	19.3	(10.5)	—	8.8
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	27.1	(10.5)	(1.2)	15.4
Total other intangible assets	$144.1	$(43.2)	$(25.4)	$75.5
Other acquired intangible assets include contract-based and technology-based intangible assets.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As part of its acquisition of Segrest, Inc. in the first quarter of fiscal 2017, the Company acquired approximately $2.0 million of marketing related intangible assets, $27.3 million of customer related intangible assets and $1.3 million of other intangible assets. See Note 3 – Acquisitions.
In fiscal 2016, the Company recognized a non-cash $1.8 million impairment charge to certain indefinite-lived intangible assets as a result of declining volume of sales.
In fiscal 2015, the Company recognized a non-cash $7.3 million impairment charge to certain indefinite-lived intangible assets as a result of increased competition in the marketplace and declining volume of sales.
The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from three years to 25 years; over weighted average remaining lives of four years for marketing-related intangibles, 10 years for customer-related intangibles and 11 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $8.8 million, $5.8 million and $4.3 million, for fiscal 2017, 2016 and 2015, respectively, and is classified within operating expenses in the consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $8 million per year from fiscal 2018 through fiscal 2022.

10. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2017	September 24, 2016
	(in thousands)
Senior notes, interest at 6.125%, payable semi-annually, principal due November 2023	$400,000	$400,000
Unamortized debt issuance costs	(4,840)	(5,635)
Net carrying value	395,160	394,365
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.25% to 1.75% or Base Rate plus a margin of 0.25% to 0.75%, amended in April 2016	—	—
Other notes payable	493	904
Total	395,653	395,269
Less current portion	(375)	(463)
Long-term portion	$395,278	$394,806
Senior Notes and Redemption of Senior Subordinated Notes
On November 9, 2015, the Company issued $400 million aggregate principal amount of 6.125% senior notes due November 2023. In December 2015, the Company used the net proceeds from the offering, together with available cash, to redeem its $400 million aggregate principal amount of 8.25% senior subordinated notes due March 1, 2018 ( 2018 Notes) at a price of 102.063% of the principal amount and to pay fees and expenses related to the offering.
The Company incurred approximately $6.3 million of debt issuance costs in conjunction with these transactions, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs will be amortized over the term of the 2023 Notes.
As a result of the Company’s redemption of the 2018 Notes, the Company incurred a call premium payment of $8.3 million, overlapping interest expense for 30 days of approximately $2.7 million and a $3.3 million non-cash charge for the write off of unamortized deferred financing costs and discount related to the 2018 Notes. These amounts are included in interest expense in the consolidated statements of operations for the year ended September 24, 2016.
The 2023 Notes require semiannual interest payments on May 15 and November 15. The 2023 Notes are unconditionally guaranteed on a senior basis by each of the Company’s existing and future domestic restricted subsidiaries which are borrowers under or guarantors of Central’s senior secured revolving credit facility. The 2023 Notes are unsecured senior obligations and are subordinated to all of

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The 2023 Notes contain customary high yield covenants, including financial covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of September 30, 2017.
Asset-Based Loan Facility Amendment
On April 22, 2016, the Company entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein (collectively, the “Amended Credit Facility”). The Amended Credit Facility matures on April 22, 2021. The Company may borrow, repay and reborrow amounts under the Amended Credit Facility until its maturity date, at which time all amounts outstanding under the Amended Credit Facility must be repaid in full. As of September 30, 2017, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $1.8 million outstanding as of September 30, 2017.
The Amended Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of September 30, 2017, the borrowing base and remaining borrowing availability was $368.9 million. Borrowings under the Amended Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.0%), plus, in either case, an applicable margin based on the Company’s consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25% - 1.5% and was 1.25% as of September 30, 2017, and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.5% and was 0.25% as of September 30, 2017. As of September 30, 2017, the applicable interest rate related to Base Rate borrowings was 4.5%, and the applicable interest rate related to LIBOR-based borrowings was 2.5%.
The Company incurred approximately $1.2 million of debt issuance costs in conjunction with this transaction, which included underwriter fees, legal and accounting expenses. The debt issuance costs will be amortized over the term of the Amended Credit Facility.
The Amended Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00 :1.00 upon reaching certain borrowing levels. The Amended Credit Facility is secured by substantially all assets of the Company. The Company was in compliance with all financial covenants under the Amended Credit Facility during the period ended September 30, 2017.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The scheduled principal repayments on long-term debt as of September 30, 2017 are as follows:

	(in thousands)
Fiscal year:
2018	$375
2019	5
2020	113
2021	—
2022	—
Thereafter	400,000
Total	$400,493	(1)

(1)
Debt repayments do not reflect the unamortized portion of deferred financing costs associated with the 2023 Notes of $4.8 million as of September 30, 2017, which is amortizable until November 2023 and is included in the carrying value.

11. Commitments and Contingencies
Commitments
Letters of credit – The Company had $1.8 million of outstanding letters of credit related to normal business transactions at September 30, 2017. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The amount of cash collateral in these segregated accounts was $12.6 million and $ 10.9 million as of September 30, 2017 and September 24, 2016, respectively, and is reflected in “Restricted cash” on the Consolidated Balance Sheets.
Purchase commitments – Production and purchase agreements (primarily for grass seed and grains) entered into in the ordinary course of business obligate the Company to make future purchases based on estimated yields. The terms of these contracts vary and have fixed prices or quantities. At September 30, 2017, estimated annual purchase commitments were $104.4 million for fiscal 2018, $31.3 million for fiscal 2019, $18.9 million for fiscal 2020, $11.4 million for fiscal 2021, $4.3 million for fiscal 2022 and $0.8 million thereafter.
Leases – The Company has operating lease agreements principally for office and warehouse facilities and equipment. Such leases have remaining terms of one to 12 years . Rental expense was $31.7 million for fiscal 2017, $25.0 million for fiscal 2016 and $23.1 million for fiscal 2015 and is included in cost of goods sold and occupancy or selling, general and administrative expenses in the Company's consolidated statements of operations.
Certain facility leases have renewal options and include escalation clauses. Minimum lease payments include scheduled rent increases pursuant to these escalation provisions.
Aggregate minimum annual payments on non-cancelable operating leases at September 30, 2017 are as follows:

(in thousands)
Fiscal year:
2018	$26,461
2019	21,393
2020	16,658
2021	12,222
2022	8,812
Thereafter	25,885
Total	$111,431

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
12. Income Taxes
The provision for income tax expense (benefit) consists of the following:

	Fiscal Year Ended
	September 30, 2017	September 24, 2016	September 26, 2015
	(in thousands)
Current:
Federal	$32,755	$18,592	$2,301
State	3,034	2,140	643
Foreign	121	110	25
Total	35,910	20,842	2,969
Deferred:
Federal	11,227	2,796	14,843
State	(1,038)	463	625
Foreign	600	(48)	98
Total	10,789	3,211	15,566
Total	$46,699	$24,053	$18,535
A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	September 30, 2017	September 24, 2016	September 26, 2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.4	2.1	2.4
Other permanent differences	0.3	(1.6)	(0.5)
Adjustment of prior year accruals	(0.3)	(0.6)	(0.5)
Credits	(0.6)	(1.0)	(0.3)
Change in valuation allowances	—	0.5	—
Foreign rate differential	0.1	0.1	(0.1)
Effective income tax rate (benefit)	36.9%	34.5%	36.0%

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the impact of “temporary differences” between asset and liability amounts for financial reporting purposes and such amounts as determined based on existing tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	September 30, 2017		September 24, 2016
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in thousands)
Allowance for doubtful accounts	$7,790	$—	$7,634	$—
Inventory write-downs	10,406	—	9,869	—
Prepaid expenses	—	1,740	—	1,188
Nondeductible reserves	1,485	—	1,632	—
State taxes	276	—	19	—
Employee benefits	10,007	—	10,544	—
Depreciation and amortization	—	84,059	—	62,778
Equity loss	4,243	—	5,070	—
State net operating loss carryforward	5,182	—	4,939	—
Stock based compensation	3,097	—	2,642	—
State credits	2,403	—	2,317	—
Other	5,768	—	5,303	—
Valuation allowance	(6,527)	—	(6,583)	—
Total	$44,130	$85,799	$43,386	$63,966
The Company has state tax net operating losses of $109.1 million, which expire at various times between 2017 and 2037, and foreign losses of $3.0 million, which do not expire. Pursuant to authoritative guidance, the benefit of stock options will only be recorded to stockholders’ equity when cash taxes payable are reduced.
The Company has state income tax credits of $3.7 million, which expire at various times beginning in 2017 through 2033. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including past operating results, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against any deferred tax assets. The Company has determined there will be insufficient future separate state taxable income for the separate parent company to realize its deferred tax assets. Therefore, valuation allowances of $6.5 million and $6.6 million (net of federal impact) at September 30, 2017 and September 24, 2016, respectively, have been provided to reduce state deferred tax assets to amounts considered recoverable.
The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The Company recognizes interest and/or penalties related to income tax matters as a component of pretax income. As of September 30, 2017 and September 24, 2016, accrued interest was less than $0.1 million and no penalties were accrued related to uncertain tax positions.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table, which excludes interest and penalties, summarizes the activity related to the Company’s unrecognized tax benefits for fiscal years ended September 30, 2017 and September 24, 2016 (in thousands):

Balance as of September 26, 2015	$138
Increases related to prior year tax positions	51
Increases related to current year tax positions	66
Decreases related to prior year tax positions	—
Settlements	(1)
Decreases related to lapse of statute of limitations	—
Balance as of September 24, 2016	$254
Increases related to prior year tax positions	4
Increases related to current year tax positions	67
Decreases related to prior year tax positions	—
Settlements	—
Decreases related to lapse of statute of limitations	—
Balance as of September 30, 2017	$325
As of September 30, 2017, unrecognized income tax benefits totaled approximately $0.3 million and all of the unrecognized tax benefits would, if recognized, impact the Company’s effective income tax rate.
The Company is principally subject to taxation by the United States and various states within the United States. The Company’s tax filings in major jurisdictions are open to examination by tax authorities by the Internal Revenue Service from fiscal year ended 2014 forward and in various state taxing authorities generally from fiscal year ended 2013 forward.
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
As of September 30, 2017, there were approximately 32.1 thousand shares of Common Stock, 3.6 million shares of Class A Common Stock and no shares of Preferred Stock reserved for outstanding equity awards, and there were approximately 4.6 million shares of Common Stock, 11.7 million shares of Class A Common Stock and 0.5 million shares of Preferred Stock remaining for future awards.
Stock Option Awards
The Company recognized share-based compensation expense of $11.1 million, $8.4 million, and $8.3 million for the years ended September 30, 2017, September 24, 2016 and September 26, 2015, respectively, as a component of selling, general and administrative expenses. Share-based compensation expense in fiscal 2017, 2016 and 2015 consisted of $2.9 million, $2.2 million, and $3.3 million, respectively, for stock options, and $5.8 million, $4.5 million and $3.1 million, respectively, for stock awards. Share-based compensation

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expense in fiscal 2017, 2016 and 2015 also includes $2.4 million, $1.7 million and $1.9 million, respectively, for the Company’s 401(k) matching contributions.
During fiscal 2017, the Company granted time-based stock options with an exercise price based on the closing fair market value on the date of the grant. The majority of the options granted in fiscal 2017 vest in four annual installments commencing approximately one year from the date of grant and expire approximately six years after the grant date.
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
The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life from the date of grant, 3.7 years in fiscal 2017 and fiscal 2016 and 3.6 years in fiscal 2015; stock price volatility, 31.5% in fiscal 2017, 30.8% in fiscal 2016, and 30.3% in fiscal 2015; risk free interest rates, 2.0% in fiscal 2017, 1.3% in fiscal 2016 and 2015; and no dividends during the expected term.
The following table summarizes option activity for the period ended September 30, 2017:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at September 24, 2016	4,169	$11.64	3 years	$53,705
Granted	639	$31.02
Exercised	(2,234)	$11.51
Canceled or expired	(103)	$11.33
Outstanding at September 30, 2017	2,471	$16.79	4 years	$50,420
Exercisable at September 26, 2015	2,910	$10.74	2 years	17,226
Exercisable at September 24, 2016	1,732	$11.46	2 years	22,954
Exercisable at September 30, 2017	458	$10.80	2 years	12,097
Expected to vest after September 30, 2017	1,767	$18.15	4 years	$33,644
The price of options to purchase shares of common stock and Class A common stock outstanding at September 30, 2017, September 24, 2016 and September 26, 2015 was between $6.43 to $33.15 per share, $6.43 to $15.56 per share and $6.43 to $15.00 per share, respectively. The weighted average grant date fair value of options granted during the fiscal years ended September 30, 2017, September 24, 2016 and September 26, 2015 was $8.14, $3.04 and $2.51, respectively. The total intrinsic value of options exercised during the fiscal years ended September 30, 2017, September 24, 2016 and September 26, 2015 was $44.0 million, $22.6 million, and $5.9 million, respectively.
As of September 30, 2017, there was $7.4 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted average vesting period of three years.
Restricted Stock Awards
As of September 30, 2017 and September 24, 2016, there were approximately 1.1 million and 1.5 million, respectively, of restricted stock awards outstanding. Awards granted in fiscal 2017 and 2016 generally vest within four or five years from the date of grant.
Restricted stock award activity during the period ended September 30, 2017 is summarized as follows:

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested at September 24, 2016	1,540	$10.68
Granted	196	$29.30
Vested	(567)	$9.94
Forfeited	(32)	$9.81
Nonvested at September 30, 2017	1,137	$14.34
As of September 30, 2017, there was $11.1 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of three years.
14. Shareholders’ Equity
At September 30, 2017 and September 24, 2016, there were 80,000,000 shares of common stock ($0.01 par value) authorized, of which 12,160,023 and 11,998,472, respectively, were outstanding, and 100,000,000 shares of non-voting Class A common stock ($0.01 par value) authorized, of which 38,019,736 and 37,418,572, respectively, were outstanding. The preferences and relative rights of the Class A common stock are identical to common stock in all respects, except that the Class A common stock generally will have no voting rights unless otherwise required by Delaware law.
There are 3,000,000 shares of Class B stock ($0.01 par value) authorized, of which 1,652,262 were outstanding at September 30, 2017 and September 24, 2016. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and the holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B stock have certain conversion rights and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.
There are 1,000,000 shares of preferred stock ($0.01 par value) authorized, of which none were outstanding at September 30, 2017 and September 24, 2016.
During fiscal 2011, the Company’s Board of Directors authorized a $100 million share repurchase program, in part, to minimize the dilutive impact of the Company’s stock-based equity compensation programs over time. During the fiscal year ended September 30, 2017, the Company did not repurchase any of its stock. In total, as of September 30, 2017, the Company had repurchased approximately 7.9 million shares for an aggregate price of approximately $65.0 million under the share repurchase program.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share (EPS) computations:

	Fiscal Year Ended September 30, 2017			Fiscal Year Ended September 24, 2016			Fiscal Year Ended September 26, 2015
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income (Loss)	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income (loss) available to common shareholders	$78,828	50,230	$1.57	$44,514	48,964	$0.91	$31,971	48,562	$0.66
Effect of dilutive securities:
Options to purchase common stock		992	(0.03)		1,335	(0.02)		520	(0.01)
Restricted shares		598	(0.02)		776	(0.02)		556	(0.01)
Diluted EPS:
Net income (loss) available to common shareholders	$78,828	51,820	$1.52	$44,514	51,075	$0.87	$31,971	49,638	$0.64
For fiscal 2017, 31 thousand options were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive.
For fiscal 2016, all options outstanding were included in the computation of diluted earnings per share.
For fiscal 2015, 3.2 million options were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive.
16. Quarterly Financial Data – Unaudited

	Fiscal 2017
	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Net sales	$419,498		$569,924	$574,592	$490,464
Gross profit	120,678		183,529	183,273	145,328
Net income attributable to Central Garden & Pet Company	7,637	(1)	34,684	32,248	4,259
Net income per share:
Basic	$0.15		$0.69	$0.64	$0.08
Diluted	$0.15		$0.67	$0.62	$0.08
Weighted average common shares outstanding:
Basic	49,665		50,079	50,507	50,654
Diluted	51,810		51,983	51,825	51,935
(1) The Company recognized a $2.0 million gain in its Garden segment from the sale of a distribution facility during the first quarter of fiscal 2017.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(2)
The Company recognized a $2.4 million gain in its Pet segment from the sale of a manufacturing plant resulting from rationalizing its facilities to reduce excess capacity during the third quarter of fiscal 2016.

(3)
The Company recognized a non-cash impairment charge of $16.6 million related to its investment in two joint ventures as a result of changes in marketplace conditions, and a non-cash impairment charge in its Pet segment of $1.8 million related to the impairment of certain indefinite-lived intangible assets due to declining sales volume during the fourth quarter of fiscal 2016.

17. Transactions with Related Parties
During fiscal 2017, 2016 and 2015, Tech Pac, a subsidiary of the Company, made purchases from Contract Packaging, Inc, (“CPI”), Tech Pac’s principal supplier and a minority 20% shareholder in Tech Pac. Tech Pac’s total purchases from CPI were approximately $37.0 million, $36.5 million and $35.2 million for fiscal years 2017, 2016 and 2015, respectively. Amounts due to CPI as of September 30, 2017 and September 24, 2016 were $0.6 million and $1.5 million, respectively.
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
The Pet segment consists of DMC, Four Paws Products, TFH Publications, Kaytee, Aquatics, Interpet, IMS, Pets International, Breeder’s Choice, Life Sciences, Segrest and K&H Manufacturing. These businesses are engaged in the manufacturing, purchase, sale and delivery of internally and externally produced pet supplies, books , food, live fish and small animals principally to independent pet distributors, national and regional retail chains, grocery stores, mass merchants and bookstores. The Garden segment consists of Pennington Seed, Hydro Organics, AMBRANDS, Lilly Miller, the Pottery Group and Gulfstream. Products manufactured, designed and sourced, or distributed are products found typically in the lawn and garden sections of mass merchandisers, warehouse-type clubs, home improvement centers and

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

nurseries and include grass seed, bird feed, clay pottery, outdoor wooden planters and trellises, herbicides and insecticides. These products are sold directly to national and regional retail chains, independent garden distributors, grocery stores, nurseries and garden supply retailers.
The Corporate division includes expenses associated with corporate functions and projects, certain employee benefits, interest income, interest expense and intersegment eliminations.
The following table indicates each class of similar products which represented approximately 10% or more of the Company’s consolidated net sales in the fiscal years presented (in millions).

Category	2017		2016	2015
Other pet products	$841.4		$689.3	$594.7
Other garden supplies	464.9		331.3	343.5
Dog and cat products	405.0		326.0	233.0
Garden controls and fertilizer products	343.2		298.8	286.3
Wild bird feed	—	(1)	183.6	193.2
Total	$2,054.5		$1,829.0	$1,650.7
See Note 4 - Concentration of Credit Risk and Significant Customers and Suppliers for the Company’s largest customers by segment.
(1) The product category was less than 10% of the Company's consolidated net sales in the respective period.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial information relating to the Company’s business segments for each of the three most recent fiscal years is presented in the table below (in thousands):

	Fiscal Year Ended
	September 30, 2017	September 24, 2016		September 26, 2015
Net sales:
Pet segment	$1,246,354	$1,081,853		$894,549
Garden segment	808,124	747,164		756,188
Total	$2,054,478	$1,829,017		$1,650,737
Operating income (loss):
Pet segment	$131,622	$119,930	(1)	$98,798	(1)
Garden segment	87,298	70,317		60,145
Corporate	(62,808)	(60,889)		(67,508)
Total	156,112	129,358		91,435
Interest expense	(28,209)	(42,847)		(40,027)
Interest income	147	140		129
Other income (expense)	(1,621)	(17,013)	(2)	13
Income (loss) before income taxes and noncontrolling interest	126,429	69,638		51,550
Income tax expense (benefit)	46,699	24,053		18,535
Net income (loss) including noncontrolling interest	79,730	45,585		33,015
Net income attributable to noncontrolling interest	902	1,071		1,044
Net income (loss) attributable to Central Garden & Pet Company	$78,828	$44,514		$31,971
Assets:
Pet segment	$612,337	$508,879		$465,171
Garden segment	311,026	304,901		310,981
Corporate and eliminations	383,543	366,903		324,960
Total	$1,306,906	$1,180,683		$1,101,112
Depreciation and amortization:
Pet segment	$26,044	$22,556		$15,885
Garden segment	6,267	6,098		5,988
Corporate	10,408	11,347		11,830
Total	$42,719	$40,001		$33,703
Expenditures for long-lived assets:
Pet segment	$38,970	$18,939		$17,060
Garden segment	4,948	4,750		2,432
Corporate	741	3,933		2,538
Total	$44,659	$27,622		$22,030
Noncontrolling interest is associated with the Garden segment.

(1)
Includes a $1.8 million impairment charge in fiscal 2016 and a $7.3 million impairment charge in fiscal 2015 to indefinite-lived intangible assets as a result of increased competition and declining sales volume.

(2)	Includes a $16.6 million impairment charge related to two equity method investments.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Fiscal Year Ended September 30, 2017
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$685,998	$79,681	$1,370,335	$(81,536)	$2,054,478
Cost of goods sold and occupancy	534,682	60,788	901,959	(75,759)	1,421,670
Gross profit	151,316	18,893	468,376	(5,777)	632,808
Selling, general and administrative expenses	154,267	18,416	309,790	(5,777)	476,696
Operating income (loss)	(2,951)	477	158,586	—	156,112
Interest expense	(28,051)	(294)	136	—	(28,209)
Interest income	146	1	—	—	147
Other income (expense)	(2,379)	844	(86)	—	(1,621)
Income (loss) before taxes and equity in earnings of affiliates	(33,235)	1,028	158,636	—	126,429
Income tax expense (benefit)	(11,981)	1,466	57,214	—	46,699
Equity in earnings of affiliates	100,082	—	420	(100,502)	—
Net income (loss) including noncontrolling interest	78,828	(438)	101,842	(100,502)	79,730
Noncontrolling interest	—	902	—	—	902
Net income (loss) attributable to Central Garden & Pet Company	$78,828	$(1,340)	$101,842	$(100,502)	$78,828

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Fiscal Year Ended September 30, 2017
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$78,828	$(438)	$101,842	$(100,502)	$79,730
Other comprehensive income (loss):
Foreign currency translation	343	169	108	(277)	343
Total comprehensive income (loss)	79,171	(269)	101,950	(100,779)	80,073
Comprehensive income attributable to noncontrolling interests	—	902	—	—	902
Comprehensive income (loss) attributable to Central Garden & Pet Company	$79,171	$(1,171)	$101,950	$(100,779)	$79,171

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Fiscal Year Ended September 24, 2016
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$44,514	$465	$96,331	$(95,725)	$45,585
Other comprehensive income (loss):
Foreign currency translation	(1,458)	(1,132)	8	1,124	(1,458)
Total comprehensive income (loss)	43,056	(667)	96,339	(94,601)	44,127
Comprehensive income attributable to noncontrolling interests	—	1,071	—	—	1,071
Comprehensive income (loss) attributable to Central Garden & Pet Company	$43,056	$(1,738)	$96,339	$(94,601)	$43,056

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Fiscal Year Ended September 26, 2015
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$31,971	$3,254	$70,383	$(72,593)	$33,015
Other comprehensive loss:
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	CONSOLIDATING CONDENSED BALANCE SHEET
	September 30, 2017
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$19,238	$11,693	$1,466	$—	$32,397
Restricted cash	12,645	—	—	—	12,645
Accounts receivable, net	78,692	5,586	153,590	—	237,868
Inventories	125,797	9,493	246,811	—	382,101
Prepaid expenses and other assets	6,059	811	11,175	—	18,045
Total current assets	242,431	27,583	413,042	—	683,056
Land, buildings, improvements and equipment, net	38,170	4,225	138,518	—	180,913
Goodwill	15,058	—	241,217	—	256,275
Other long term assets	61,715	2,376	146,372	(23,801)	186,662
Intercompany receivable	36,606	—	662,137	(698,743)	—
Investment in subsidiaries	1,383,633	—	—	(1,383,633)	—
Total	$1,777,613	$34,184	$1,601,286	$(2,106,177)	$1,306,906
LIABILITIES AND EQUITY
Accounts payable	$36,760	$3,076	$63,447	$—	$103,283
Accrued expenses and other liabilities	54,909	2,391	59,249	—	116,549
Current portion of long term debt	—	—	375	—	375
Total current liabilities	91,669	5,467	123,071	—	220,207
Long-term debt	395,160	—	118	—	395,278
Intercompany payable	647,409	51,334	—	(698,743)	—
Losses in excess of investment in subsidiaries	—	—	19,782	(19,782)	—
Other long-term obligations	7,689	—	70,391	(23,801)	54,279
Shareholders’ equity attributable to Central Garden & Pet	635,686	(24,073)	1,387,924	(1,363,851)	635,686
Noncontrolling interest	—	1,456	—	—	1,456
Total equity	635,686	(22,617)	1,387,924	(1,363,851)	637,142
Total	$1,777,613	$34,184	$1,601,286	$(2,106,177)	$1,306,906

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	CONSOLIDATING CONDENSED BALANCE SHEET
	September 24, 2016
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$82,158	$9,695	$1,129	$—	$92,982
Restricted cash	10,910	—	—	—	10,910
Accounts receivable, net	59,617	5,156	136,378	—	201,151
Inventories	113,317	11,752	236,935	—	362,004
Prepaid expenses and other assets	5,700	800	9,749	—	16,249
Total current assets	271,702	27,403	384,191	—	683,296
Land, buildings, improvements and equipment, net	41,083	3,897	113,244	—	158,224
Goodwill	15,058	—	216,327	—	231,385
Other long term assets	45,832	2,998	85,701	(26,753)	107,778
Intercompany receivable	32,778	—	567,374	(600,152)	—
Investment in subsidiaries	1,176,990	—	—	(1,176,990)	—
Total	$1,583,443	$34,298	$1,366,837	$(1,803,895)	$1,180,683
LIABILITIES AND EQUITY
Accounts payable	$34,096	$3,953	$64,364	$—	$102,413
Accrued expenses and other liabilities	47,861	1,411	50,071	—	99,343
Current portion of long term debt	88	—	375	—	463
Total current liabilities	82,045	5,364	114,810	—	202,219
Long-term debt	394,364	—	442	—	394,806
Intercompany payable	553,964	46,188	—	(600,152)	—
Losses in excess of investment in subsidiaries	—	—	16,126	(16,126)	—
Other long-term obligations	56	—	55,768	(26,753)	29,071
Shareholders’ equity attributable to Central Garden & Pet	553,014	(18,827)	1,179,691	(1,160,864)	553,014
Noncontrolling interest	—	1,573	—	—	1,573
Total equity	553,014	(17,254)	1,179,691	(1,160,864)	554,587
Total	$1,583,443	$34,298	$1,366,837	$(1,803,895)	$1,180,683

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Fiscal Year Ended September 30, 2017
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(7,418)	$2,846	$122,957	$(4,076)	$114,309
Additions to property, plant and equipment	(9,419)	(805)	(34,435)	—	(44,659)
Businesses acquired, net of cash acquired, and investments in joint ventures	(103,880)	—	—	—	(103,880)
Proceeds from asset sales	229	—	8,318	—	8,547
Escrow deposit for acquisition-related contingent consideration	(6,000)				(6,000)
Change in restricted cash and cash equivalents	(1,735)	—	—	—	(1,735)
Investment in equity method investee	(12,495)				(12,495)
Other investing activities	(4,355)	—	—	—	(4,355)
Intercompany investing activities	(3,828)	—	(94,763)	98,591	—
Net cash used by investing activities	(141,483)	(805)	(120,880)	98,591	(164,577)
Repayments on revolving line of credit	(552,000)	—	—	—	(552,000)
Borrowings on revolving line of credit	552,000	—	—	—	552,000
Repayments of long-term debt	(89)	—	(374)	—	(463)
Excess tax benefits from stock-based awards	19,946	—	—	—	19,946
Repurchase of common stock	(27,556)	—	—	—	(27,556)
Payments of contingent consideration	—	—	(1,300)	—	(1,300)
Distribution to parent	—	(4,076)	—	4,076	—
Distribution to noncontrolling interest	—	(1,019)	—	—	(1,019)
Intercompany financing activities	93,445	5,146	—	(98,591)	—
Net cash provided (used) by financing activities	85,746	51	(1,674)	(94,515)	(10,392)
Effect of exchange rates on cash	235	(94)	(66)	—	75
Net increase (decrease) in cash and cash equivalents	(62,920)	1,998	337	—	(60,585)
Cash and cash equivalents at beginning of year	82,158	9,695	1,129	—	92,982
Cash and cash equivalents at end of year	$19,238	$11,693	$1,466	$—	$32,397

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Fiscal Year Ended September 24, 2016
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$3,906	$2,654	$149,749	$(4,883)	$151,426
Additions to property, plant and equipment	(4,513)	(717)	(22,392)	—	(27,622)
Payments to acquire companies, net of expenses	(69,001)	—	—	—	(69,001)
Proceeds from asset sales	—	—	3,911	—	3,911
Change in restricted cash and cash equivalents	2,247	—	—	—	2,247
Other investing activities	(730)	—	—	—	(730)
Intercompany investing activities	(83)	—	(129,708)	129,791	—
Net cash used by investing activities	(72,080)	(717)	(148,189)	129,791	(91,195)
Repayments on revolving line of credit	(419,000)	—	—	—	(419,000)
Borrowings on revolving line of credit	419,000	—	—	—	419,000
Repayments of long-term debt	(400,286)	—	(21)	—	(400,307)
Issuance of long-term debt	400,000				400,000
Proceeds from issuance of common stock	324	—	—	—	324
Excess tax benefits from stock-based awards	6,869	—	—	—	6,869
Repurchase of common stock	(10,873)	—	—	—	(10,873)
Payments of contingent consideration			(2,026)		(2,026)
Payment of deferred financing costs	(7,560)	—	—	—	(7,560)
Distribution to parent	—	(4,883)	—	4,883	—
Distribution to noncontrolling interest	—	(592)	—	—	(592)
Intercompany financing activities	127,044	2,747	—	(129,791)	—
Net cash provided (used) by financing activities	115,518	(2,728)	(2,047)	(124,908)	(14,165)
Effect of exchange rates on cash	(1,466)	464	334	—	(668)
Net increase (decrease) in cash and cash equivalents	45,878	(327)	(153)	—	45,398
Cash and cash equivalents at beginning of year	36,280	10,022	1,282	—	47,584
Cash and cash equivalents at end of year	$82,158	$9,695	$1,129	$—	$92,982

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Fiscal Year Ended September 26, 2015
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(16,823)	$7,372	$103,619	$(6,719)	$87,449
Additions to property, plant and equipment	(2,721)	(405)	(18,904)	—	(22,030)
Businesses acquired, net of cash acquired	(38,384)	—	—	—	(38,384)
Change in restricted cash and cash equivalents	1,126	—	—	—	1,126
Maturities of short term investments	9,997	—	—	—	9,997
Investment in short term investments	(17)	—	—	—	(17)
Other investing activities	(546)	—	—	—	(546)
Intercompany investing activities	(15,789)	—	(85,963)	101,752	—
Net cash used by investing activities	(46,334)	(405)	(104,867)	101,752	(49,854)
Repayments on revolving line of credit	(312,000)	—	—	—	(312,000)
Borrowings on revolving line of credit	312,000	—	—	—	312,000
Repayments of long-term debt	(50,262)	—	(27)	—	(50,289)
Proceeds from issuance of common stock	200	—	—	—	200
Excess tax benefits from stock-based awards	2,154	—	—	—	2,154
Repurchase of common stock	(18,497)	—	—	—	(18,497)
Payment of deferred financing costs	(258)	—	—	—	(258)
Distribution to parent	—	(6,719)	—	6,719	—
Distribution to noncontrolling interest	—	(1,680)	—	—	(1,680)
Intercompany financing activities	103,326	(1,574)	—	(101,752)	—
Net cash provided (used) by financing activities	36,663	(9,973)	(27)	(95,033)	(68,370)
Effect of exchange rates on cash	(697)	222	158	—	(317)
Net increase (decrease) in cash and cash equivalents	(27,191)	(2,784)	(1,117)	—	(31,092)
Cash and cash equivalents at beginning of year	63,471	12,806	2,399	—	78,676
Cash and cash equivalents at end of year	$36,280	$10,022	$1,282	$—	$47,584