Form 10-Q
period 2017-12-30
CENTRAL GARDEN & PET CO
filed 2018-02-08
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of February 1, 2018	12,160,023
Class A Common Stock Outstanding as of February 1, 2018	38,070,180
Class B Stock Outstanding as of February 1, 2018	1,652,262

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in the Form 10-K for the fiscal year ended September 30, 2017, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materializes, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in, or imply by, any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances, except as required by law. Presently known risk factors include, but are not limited to, the following factors:

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
•the impact of the U.S. Tax Cuts and Jobs Act;
•the voting power associated with our Class B stock; and
•potential dilution from issuance of authorized shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	December 30, 2017	December 24, 2016	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$283,466	$6,581	$32,397
Restricted cash	12,419	10,981	12,645
Accounts receivable (less allowance for doubtful accounts of $20,481, $22,157 and $21,436)	235,075	192,224	237,868
Inventories	440,421	430,171	382,101
Prepaid expenses and other	22,519	22,399	18,045
Total current assets	993,900	662,356	683,056
Land, buildings, improvements and equipment—net	179,230	169,836	180,913
Goodwill	256,275	230,385	256,275
Other intangible assets—net	113,726	92,851	116,067
Other assets	74,221	61,326	70,595
Total	$1,617,352	$1,216,754	$1,306,906
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$124,583	$135,237	$103,283
Accrued expenses	100,004	94,494	116,549
Current portion of long-term debt	372	397	375
Total current liabilities	224,959	230,128	220,207
Long-term debt	690,964	395,011	395,278
Deferred taxes and other long-term obligations	39,478	31,659	54,279
Equity:
Common stock, 12,160,023, 11,998,472, and 12,160,023 shares outstanding at December 30, 2017, December 24, 2016 and September 30, 2017	122	120	122
Class A common stock, $0.01 par value: 38,029,367, 37,558,042 and 38,019,736 shares outstanding at December 30, 2017, December 24, 2016 and September 30, 2017	380	375	380
Class B stock, $0.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	396,702	392,402	396,790
Accumulated earnings	265,576	168,138	239,329
Accumulated other comprehensive loss	(907)	(1,802)	(951)
Total Central Garden & Pet Company shareholders’ equity	661,889	559,249	635,686
Noncontrolling interest	62	707	1,456
Total equity	661,951	559,956	637,142
Total	$1,617,352	$1,216,754	$1,306,906
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 30, 2017	December 24, 2016
Net sales	$442,011	$419,498
Cost of goods sold and occupancy	310,174	298,820
Gross profit	131,837	120,678
Selling, general and administrative expenses	109,316	100,740
Operating income	22,521	19,938
Interest expense	(7,405)	(6,873)
Interest income	187	38
Other expense	(3,089)	(967)
Income before income taxes and noncontrolling interest	12,214	12,136
Income tax (benefit) expense	(14,236)	4,347
Income including noncontrolling interest	26,450	7,789
Net income attributable to noncontrolling interest	203	152
Net income attributable to Central Garden & Pet Company	$26,247	$7,637
Net income per share attributable to Central Garden & Pet Company:
Basic	$0.52	$0.15
Diluted	$0.50	$0.15
Weighted average shares used in the computation of net income per share:
Basic	50,730	49,665
Diluted	52,695	51,810
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	December 30, 2017	December 24, 2016
Income including noncontrolling interest	$26,450	$7,789
Other comprehensive income (loss):
Foreign currency translation	44	(508)
Total comprehensive income	26,494	7,281
Comprehensive income attributable to noncontrolling interest	203	152
Comprehensive income attributable to Central Garden & Pet Company	$26,291	$7,129
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	December 30, 2017	December 24, 2016
Cash flows from operating activities:
Net income	$26,450	$7,789
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	11,163	10,009
Amortization of deferred financing costs	377	341
Stock-based compensation	2,680	2,687
Excess tax benefits from stock-based awards	—	(4,356)
Deferred income taxes	(15,765)	3,527
Gain on sale of property and equipment	(18)	(95)
Gain on sale of facility	—	(2,050)
Other	820	798
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	2,822	11,590
Inventories	(58,252)	(67,678)
Prepaid expenses and other assets	(2,252)	(1,238)
Accounts payable	23,059	31,863
Accrued expenses	(16,546)	(6,420)
Other long-term obligations	1,249	(80)
Net cash used by operating activities	(24,213)	(13,313)
Cash flows from investing activities:
Additions to property and equipment	(8,186)	(12,968)
Payments to acquire companies, net of cash acquired	—	(60,042)
Proceeds from the sale of business, facility and other assets	—	7,960
Change in restricted cash	226	(71)
Investments	(6,555)	(2,000)
Other investing activities	(1,200)	(265)
Net cash used in investing activities	(15,715)	(67,386)
Cash flows from financing activities:
Repayments of long-term debt	(7)	(74)
Proceeds from issuance of long-term debt	300,000	—
Borrowings under revolving line of credit	23,000	1,000
Repayments under revolving line of credit	(23,000)	(1,000)
Repurchase of common stock, including shares surrendered for tax withholding	(2,768)	(7,913)
Payment of contingent consideration liability	(93)	(860)
Distribution to noncontrolling interest	(1,597)	(1,018)
Payment of financing costs	(4,558)	—
Excess tax benefits from stock-based awards	—	4,356
Net cash provided (used) by financing activities	290,977	(5,509)
Effect of exchange rate changes on cash and cash equivalents	20	(193)
Net increase (decrease) in cash and cash equivalents	251,069	(86,401)
Cash and equivalents at beginning of period	32,397	92,982
Cash and equivalents at end of period	$283,466	$6,581
Supplemental information:
Cash paid for interest	$12,757	$13,034
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended December 30, 2017
(Unaudited)

1.	Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of December 30, 2017 and December 24, 2016, the condensed consolidated statements of operations, the condensed consolidated statements of cash flows and the condensed consolidated statements of comprehensive income for the three months ended December 30, 2017 and December 24, 2016, have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
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
Due to the seasonal nature of the Company’s garden business, the results of operations for the three months ended December 30, 2017 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2017 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 30, 2017 balance sheet presented herein was derived from the audited financial statements.
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
Restricted Cash
Restricted cash includes cash and highly liquid instruments that are used as collateral for stand-alone letter of credit agreements related to normal business transactions. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The amount of cash collateral in these segregated accounts was approximately $12.4 million, $11.0 million and $12.6 million as of December 30, 2017, December 24, 2016 and September 30, 2017, respectively, and is reflected in Restricted cash on the condensed consolidated balance sheets.
Recent Accounting Pronouncements and U.S. Tax Reform
Accounting Pronouncements Recently Adopted
Stock Based Compensation

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Stock Compensation, which is intended to simplify several aspects of the accounting for share-based payment award transactions. ASU 2016-09 (i) requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, (ii) requires classification of excess tax benefits as an operating activity in the statement of cash flows rather than a financing activity, (iii) eliminates the requirement to defer recognition of an excess tax benefit until the benefit is realized through a reduction to taxes payable, (iv) modifies statutory withholding tax requirements and (v) provides for a policy election to account for forfeitures as they occur. The Company adopted ASU 2016-09 on October 1, 2017. As a result of the adoption of ASU 2016-09, the Company now records excess tax benefits currently in its provision for income taxes. Upon adoption, the Company determined it had no previously unrecognized excess tax benefits. Additionally, the Company elected to account for forfeitures as they occur using a modified retrospective transition method, which requires the Company to record a cumulative-effect adjustment to accumulated earnings, and the Company determined that the cumulative impact was immaterial. The Company presents its excess tax benefits as a component of operating cash flows rather than financing cash flows on a prospective basis.

Inventory Measurement
In July 2015, the FASB issued ASU 2015-11 (ASU 2015-11), Simplifying the Measurement of Inventory. Under ASU 2015-11, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The standard defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. The Company adopted ASU 2015-11 on October 1, 2017. The adoption of ASU 2015-11 did not have a material impact on the Company's consolidated financial statements.
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

Early adoption is permitted. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is still in the early stages of assessing the adoption method and analyzing the impact of the adoption of this update on its consolidated financial statements. As part of its assessment work to-date, the Company has formed an implementation work team and conducted training sessions on the new ASU’s revenue recognition model and begun the process of scoping of revenue streams under the new ASU. Additionally, the Company is also analyzing the impact of the new standard on its current accounting policies and internal controls. Upon completion of these and other assessments, the Company will evaluate the impact of adopting the new standard on its consolidated financial statements.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-18). This ASU clarifies the presentation of restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending cash balances on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, or the Company's first quarter of fiscal 2019, with early adoption permitted. The Company held restricted cash balances of $12.4 million, $11.0 million and $12.6 million as of December 30, 2017, December 24, 2016 and September 30, 2017, respectively. The Company does not anticipate the adoption of ASU 2016-18 will have a material impact on its consolidated financial statements and related disclosures.
Business Combinations

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (ASU 2017-01), which requires an evaluation of whether substantially all of the fair value of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the transaction does not qualify as a business. The guidance also requires an acquired business to include at least one substantive process and narrows the definition of outputs. The Company is required to apply this guidance to annual periods beginning after December 15, 2017, including interim periods within those periods, or the Company's first quarter of fiscal 2019. The adoption of this ASC may have an impact on accounting for any future acquisitions the Company may have.

    Goodwill

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance is effective for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, or the Company's first quarter of fiscal 2021. The amendment should be applied on a prospective basis. Based on the Company's most recent annual goodwill impairment test performed as of June 25, 2017, there were no reporting units for which the carrying amount of the reporting unit exceeded its fair value; therefore, this ASU would not currently have an impact on the Company's consolidated financial statements and related disclosures. However, if upon adoption the carrying amount of a reporting unit exceeds its fair value, the Company would be impacted by the amount of impairment recognized.

Income Taxes

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by the U.S. government. The Tax Reform Act significantly revised the U.S. corporate income tax code by, among other things, lowering the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.
The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017.  This guidance allows registrants a “measurement period,” not to exceed one year from the date of enactment, to complete their accounting for the tax effects of the Act.  SAB 118 further directs that during the measurement period, registrants who are able to make reasonable estimates of the tax effects of the Act should include those amounts in their financial statements as “provisional” amounts.  Registrants should reflect adjustments over subsequent periods as they are able to refine their estimates and complete their accounting for the tax effects of the Act.  We have made reasonable estimates and recorded provisional amounts within the meaning of SAB 118.  Any adjustments recorded to the provisional amounts through the first quarter of fiscal 2019 will be included as an adjustment to tax expense. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.

As a result of the Tax Reform Act, the Company recorded a provisional tax benefit of $16.3 million due to the remeasurement of its deferred tax assets and liabilities in the three months ended December 30, 2017. This tax benefit represents provisional amounts and the Company’s current best estimates.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 30, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (a)	$—	$—	$9,058	$9,058
Total liabilities	$—	$—	$9,058	$9,058
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 24, 2016 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (a)	$—	$—	$4,253	$4,253
Total liabilities	$—	$—	$4,253	$4,253
The following table presents our financial assets and liabilities at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 30, 2017:

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

The following table provides a summary of the changes in fair value of the Company's Level 3 financial instruments for the periods ended December 30, 2017 and December 24, 2016 (in thousands):

Amount
Balance September 30, 2017	$9,343
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	(192)
Performance-based payments	(93)
Balance December 30, 2017	$9,058

Amount
Balance September 24, 2016	$5,113
Estimated contingent performance-based consideration established at the time of acquisition	(860)
Changes in the fair value of contingent performance-based payments established at the time of acquisition	—
Balance December 24, 2016	$4,253
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the three-month periods ended December 30, 2017 and December 24, 2016, the Company was not required to measure any significant non-financial assets and liabilities at fair value.

Fair Value of Other Financial Instruments
In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of December 30, 2017 was $300.8 million compared to a carrying value of $295.5 million.
In November 2015, the Company issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”). The estimated fair value of the Company’s 2023 Notes as of December 30, 2017, December 24, 2016 and September 24, 2016 was $424.2 million, $421.4 million and $427.9 million, respectively, compared to a carrying value of $395.4 million, $394.6 million and $395.2 million, respectively.

3.	Acquisitions
K&H Manufacturing
On April 28, 2017, the Company purchased K&H Manufacturing, a producer of premium pet supplies and the largest marketer of heated pet products in the country, for a purchase price of approximately $48.0 million. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $41.8 million, which is included in other assets in the Company’s condensed consolidated balance sheet as of December 30, 2017. The Company has not yet finalized the allocation of the purchase price to the fair value of the intangible assets acquired. K&H sells branded pet products under the K&H and K&H Pet brands. The acquisition is expected to complement the Company's existing dog and cat business.

4.	Inventories, net
Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	December 30, 2017	December 24, 2016	September 30, 2017
Raw materials	$120,710	$125,324	$116,591
Work in progress	13,778	21,024	16,394
Finished goods	291,812	273,730	241,420
Supplies	14,121	10,093	7,696
Total inventories, net	$440,421	$430,171	$382,101

5.	Goodwill
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

6.	Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
			(in millions)
December 30, 2017
Marketing-related intangible assets – amortizable	$16.9	$(13.1)	$—	$3.8
Marketing-related intangible assets – nonamortizable	62.7	—	(26.0)	36.7
Total	79.6	(13.1)	(26.0)	40.5
Customer-related intangible assets – amortizable	91.6	(33.9)	—	57.7
Other acquired intangible assets – amortizable	22.1	(13.2)	—	8.9
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	29.9	(13.2)	(1.2)	15.5
Total other intangible assets	$201.1	$(60.1)	$(27.2)	$113.7
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
			(in millions)
December 24, 2016
Marketing-related intangible assets – amortizable	$14.9	$(11.5)	$—	$3.4
Marketing-related intangible assets – nonamortizable	62.8	—	(26.0)	36.8
Total	77.7	(11.5)	(26.0)	40.2
Customer-related intangible assets – amortizable	64.3	(27.0)	—	37.3
Other acquired intangible assets – amortizable	20.8	(11.9)	—	8.9
Other acquired intangible assets – nonamortizable	7.7	—	(1.2)	6.5
Total	28.5	(11.9)	(1.2)	15.4
Total other intangible assets	$170.5	$(50.4)	$(27.2)	$92.9
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
			(in millions)
September 30, 2017
Marketing-related intangible assets – amortizable	$16.9	$(12.7)	$—	$4.2
Marketing-related intangible assets – nonamortizable	62.7	—	(26.0)	36.7
Total	79.6	(12.7)	(26.0)	40.9
Customer-related intangible assets – amortizable	91.6	(32.2)	—	59.4
Other acquired intangible assets – amortizable	22.1	(12.9)	—	9.2
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	29.9	(12.9)	(1.2)	15.8
Total other intangible assets	$201.1	$(57.8)	$(27.2)	$116.1
Other acquired intangible assets include contract-based and technology-based intangible assets.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. Other factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in fiscal 2017 or during the three months ended December 30, 2017, and accordingly, no impairment testing was performed on these assets.

The Company amortizes its acquired intangible assets with definite lives over periods ranging from 3 to 25 years; over weighted average remaining lives of 4 years for marketing-related intangibles, 10 years for customer-related intangibles and 11 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $2.3 million and $1.4 million for the three months ended December 30, 2017 and December 24, 2016, respectively, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $8 million per year from fiscal 2018 through fiscal 2022
.

7.	Long-Term Debt
Long-term debt consists of the following:

	December 30, 2017	December 24, 2016	September 30, 2017
	(in thousands)
Senior notes, interest at 6.125%, payable semi-annually, principal due November 2023	$400,000	$400,000	$400,000
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	300,000	—	—
Unamortized debt issuance costs	(9,161)	(5,436)	(4,840)
Net carrying value	690,839	394,564	395,160
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.25% to 1.50% or Base Rate plus a margin of 0.25% to 0.50%, final maturity April 2021	—	—	—
Other notes payable	497	844	493
Total	691,336	395,408	395,653
Less current portion	(372)	(397)	(375)
Long-term portion	$690,964	$395,011	$395,278
Senior Notes
$300 Million 5.125% Senior Notes
On December 14, 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The Company will use the net proceeds from the offering to finance future acquisitions and for general corporate purposes.
The Company incurred approximately $4.6 million of debt issuance costs in conjunction with this transaction, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs are being amortized over the term of the 2028 Notes.
The 2028 Notes require semiannual interest payments on February 1 and August 1, commencing August 1, 2018. The 2028 Notes are unconditionally guaranteed on a senior basis by the Company's existing and future domestic restricted subsidiaries who are borrowers under or guarantors of Central's senior secured revolving credit facility or who guarantee the 2023 Notes.
The Company may redeem some or all of the 2028 Notes at any time, at its option, prior to January 1, 2023 at the principal amount plus a “make whole” premium. At any time prior to January 1, 2021, the Company may also redeem, at its option, up to 35% of the original aggregate principal amount of the notes with the proceeds of certain equity offerings at a redemption price of 105.125% of the principal amount of the notes. The Company may redeem some or all of the 2028 Notes, at its option, at any time on or after January 1, 2023 for 102.563%, on or after January 1, 2024 for 101.708%, on or after January 1, 2025 for 100.854%, and on or after January 1, 2026 for 100.0%, plus accrued and unpaid interest.
The holders of the 2028 Notes have the right to require us to repurchase all or a portion of the 2028 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all covenants as of December 30, 2017.

$400 Million 6.125% Senior Notes
On November 9, 2015, the Company issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the "2023 Notes"). In December 2015, the Company used the net proceeds from the offering, together with available cash, to redeem its $400 million aggregate principal amount of 8.25% senior subordinated notes due March 1, 2018 ("2018 Notes") at a price of 102.063% of the principal amount and to pay fees and expenses related to the offering. The 2023 Notes are unsecured senior obligations and are subordinated to all of the Company’s existing and future secured debt, including the Company’s Credit Facility, to the extent of the value of the collateral securing such indebtedness.
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
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all covenants as of December 30, 2017.
Asset-Based Loan Facility Amendment
On April 22, 2016, the Company entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on April 22, 2021. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of December 30, 2017, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $1.8 million outstanding as of December 30, 2017.
The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of December 30, 2017, the borrowing base and remaining borrowing availability was $330.2 million. Borrowings under the Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25% - 1.50%, and was 1.25% as of December 30, 2017, and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.5%, and was 0.25% as of December 30, 2017. As of December 30, 2017, the applicable interest rate related to Base Rate borrowings was 4.8%, and the applicable interest rate related to LIBOR-based borrowings was 2.8%.
The Company incurred approximately $1.2 million of debt issuance costs in conjunction with this transaction, which included underwriter fees, legal and accounting expenses. The debt issuance costs are being amortized over the term of the Credit Facility.
The Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all assets of the Company. The Company was in compliance with all financial covenants under the Credit Facility during the quarter ended December 30, 2017.

8.	Supplemental Equity Information
The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest for the three months ended December 30, 2017 and December 24, 2016.

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
Balance September 30, 2017	$122	$380	$16	$396,790	$239,329	$(951)	$635,686	$1,456	$637,142
Comprehensive income					26,247	44	26,291	203	26,494
Amortization of share-based awards				2,143			2,143		2,143
Restricted share activity, including net share settlement				(2,397)			(2,397)		(2,397)
Issuance of common stock, including net share settlement of stock options				166			166		166
Distribution to Noncontrolling interest								(1,597)	(1,597)
Balance December 30, 2017	$122	$380	$16	$396,702	$265,576	$(907)	$661,889	$62	$661,951

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
Balance September 24, 2016	$120	$374	$16	$393,297	$160,501	$(1,294)	$553,014	$1,573	$554,587
Comprehensive income					7,637	(508)	7,129	152	7,281
Amortization of share-based awards				2,118			2,118		2,118
Restricted share activity, including net share settlement		(1)		(3,312)			(3,313)		(3,313)
Issuance of common stock, including net share settlement of stock options		2		(4,033)			(4,031)		(4,031)
Tax benefit on stock option exercise, net of tax deficiency				4,332			4,332		4,332
Distribution to Noncontrolling interest								(1,018)	(1,018)
Balance December 24, 2016	$120	$375	$16	$392,402	$168,138	$(1,802)	$559,249	$707	$559,956

9.	Stock-Based Compensation
The Company recognized share-based compensation expense of $2.7 million and $2.7 million for the three months ended December 30, 2017 and December 24, 2016, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the three months ended December 30, 2017 and December 24, 2016 was $0.7 million and $1.0 million, respectively.

10.	Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	Three Months Ended
	December 30, 2017
	Income	Shares	Per Share
Basic EPS:
Net income available to common shareholders	$26,247	50,730	$0.52
Effect of dilutive securities:
Options to purchase common stock		1,147	(0.01)
Restricted shares		818	(0.01)
Diluted EPS:
Net income available to common shareholders	$26,247	52,695	$0.50

	Three Months Ended
	December 24, 2016
	Income	Shares	Per Share
Basic EPS:
Net income available to common shareholders	$7,637	49,665	$0.15
Effect of dilutive securities:
Options to purchase common stock		1,356	—
Restricted shares		789	—
Diluted EPS:
Net income available to common shareholders	$7,637	51,810	$0.15

Options to purchase 2.4 million shares of common stock at prices ranging from $6.43 to $33.15 per share were outstanding at December 30, 2017, and options to purchase 2.9 million shares of common stock at prices ranging from $6.43 to $15.56 per share were outstanding at December 24, 2016.

For the three months ended December 30, 2017 and December 24, 2016, all options outstanding were included in the computation of diluted earnings per share.

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

	Three Months Ended
	December 30, 2017	December 24, 2016
Net sales:
Pet segment	$325,084	$304,046
Garden segment	116,927	115,452
Total net sales	$442,011	$419,498

Pet segment	36,176	33,406
Garden segment	2,300	2,676
Corporate	(15,955)	(16,144)
Total operating income	22,521	19,938
Interest expense - net	(7,218)	(6,835)
Other expense	(3,089)	(967)
Income tax (benefit) expense	(14,236)	4,347
Income including noncontrolling interest	26,450	7,789
Net income attributable to noncontrolling interest	203	152
Net income attributable to Central Garden & Pet Company	$26,247	$7,637
Depreciation and amortization:
Pet segment	$7,145	5,830
Garden segment	1,569	1,507
Corporate	2,449	2,672
Total depreciation and amortization	$11,163	$10,009

	December 30, 2017	December 24, 2016	September 30, 2017
Assets:
Pet segment	$620,681	$575,192	$612,337
Garden segment	356,821	354,674	311,026
Corporate	639,850	286,888	383,543
Total assets	$1,617,352	$1,216,754	$1,306,906
Goodwill (included in corporate assets above):
Pet segment	$250,802	$224,912	$250,802
Garden segment	5,473	5,473	5,473
Total goodwill	$256,275	$230,385	$256,275

12.	Consolidating Condensed Financial Information of Guarantor Subsidiaries

Certain 100% wholly-owned subsidiaries of the Company (as listed below, collectively the “Guarantor Subsidiaries”) have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest on the Company’s 2023 Notes and 2028 Notes. Certain subsidiaries and operating divisions are not guarantors of the 2023 Notes and 2028 Notes. Those subsidiaries that are guarantors and co-obligors of the 2023 Notes and 2028 Notes are as follows:
Farnam Companies, Inc.
Four Paws Products Ltd.
Gulfstream Home & Garden, Inc.
Hydro-Organics Wholesale, Inc.
IMS Trading, LLC
IMS Southern, LLC
K&H Manufacturing, LLC
Kaytee Products, Inc.
Matson, LLC
New England Pottery, LLC
Pennington Seed, Inc. (including Gro Tec, Inc., NEXGEN Turf Research, LLC and All-Glass Aquarium Co., Inc.)
Pets International, Ltd.
Segrest, Inc. (including Blue Springs Hatchery, Inc., Segrest Farms, Inc., Florida Tropical Distributors International, Inc., Sun Pet, Ltd, Aquatica Tropicals, Inc., Quality Pets, LLC and Midwest Tropicals, LLC)
T.F.H. Publications, Inc.
Wellmark International (including B2E Corporation, B2E Microbials, LLC, B2E Manufacturing, LLC, Four Star Microbial Products, LLC and B2E Biotech LLC)
In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, the Company has included the accompanying consolidating condensed financial statements based on the Company’s understanding of the Securities and Exchange Commission’s interpretation and application of Rule 3-10 of the Securities and Exchange Commission’s Regulation S-X.

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Three Months Ended December 30, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$159,061	$13,743	$286,424	$(17,217)	$442,011
Cost of goods sold and occupancy	125,479	11,816	189,051	(16,172)	310,174
Gross profit	33,582	1,927	97,373	(1,045)	131,837
Selling, general and administrative expenses	36,639	3,905	69,817	(1,045)	109,316
Operating income (loss)	(3,057)	(1,978)	27,556	—	22,521
Interest expense	(7,385)	(16)	(4)	—	(7,405)
Interest income	186	1	—	—	187
Other (expense) income	(2,918)	54	(225)	—	(3,089)
Income (loss) before taxes and equity in earnings (losses) of affiliates	(13,174)	(1,939)	27,327	—	12,214
Income tax expense (benefit)	14,425	1,282	(29,943)	—	(14,236)
Equity in earnings (losses) of affiliates	53,846	—	(2,900)	(50,946)	—
Net income (loss) including noncontrolling interest	26,247	(3,221)	54,370	(50,946)	26,450
Net income attributable to noncontrolling interest	—	203	—	—	203
Net income (loss) attributable to Central Garden & Pet Company	$26,247	$(3,424)	$54,370	$(50,946)	$26,247

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Three Months Ended December 24, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$155,518	$14,024	$266,438	$(16,482)	$419,498
Cost of goods sold and occupancy	121,136	11,678	181,440	(15,434)	298,820
Gross profit	34,382	2,346	84,998	(1,048)	120,678
Selling, general and administrative expenses	35,965	3,664	62,159	(1,048)	100,740
Operating income (loss)	(1,583)	(1,318)	22,839	—	19,938
Interest expense	(6,851)	(17)	(5)	—	(6,873)
Interest income	38	—	—	—	38
Other expense	(603)	(193)	(171)	—	(967)
Income (loss) before taxes and equity in earnings (losses) of affiliates	(8,999)	(1,528)	22,663	—	12,136
Income tax expense (benefit)	(3,192)	(411)	7,950	—	4,347
Equity in earnings (losses) of affiliates	13,444	—	(811)	(12,633)	—
Net income (loss) including noncontrolling interest	7,637	(1,117)	13,902	(12,633)	7,789
Net income attributable to noncontrolling interest	—	152	—	—	152
Net income (loss) attributable to Central Garden & Pet Company	$7,637	$(1,269)	$13,902	$(12,633)	$7,637

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended December 30, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$26,247	$(3,221)	$54,370	$(50,946)	$26,450
Other comprehensive income (loss):
Foreign currency translation	44	43	(16)	(27)	44
Total comprehensive income (loss)	26,291	(3,178)	54,354	(50,973)	26,494
Comprehensive income attributable to noncontrolling interests	—	203	—	—	203
Comprehensive income (loss) attributable to Central Garden & Pet Company	$26,291	$(3,381)	$54,354	$(50,973)	$26,291

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended December 24, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$7,637	$(1,117)	$13,902	$(12,633)	$7,789
Other comprehensive loss:
Foreign currency translation	(508)	(355)	(50)	405	(508)
Total comprehensive income (loss)	7,129	(1,472)	13,852	(12,228)	7,281
Comprehensive income attributable to noncontrolling interests	—	152	—	—	152
Comprehensive income (loss) attributable to Central Garden & Pet Company	$7,129	$(1,624)	$13,852	$(12,228)	$7,129

	CONSOLIDATING CONDENSED BALANCE SHEET
	December 30, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$277,608	$5,858	$—	$—	$283,466
Restricted cash	12,419	—	—	—	12,419
Accounts receivable, net	89,039	5,617	140,419	—	235,075
Inventories	141,788	12,723	285,910	—	440,421
Prepaid expenses and other	6,645	1,059	14,815	—	22,519
Total current assets	527,499	25,257	441,144	—	993,900
Land, buildings, improvements and equipment, net	35,972	4,180	139,078	—	179,230
Goodwill	15,058	—	241,217	—	256,275
Other long-term assets	55,752	2,032	143,741	(13,578)	187,947
Intercompany receivable	38,956	—	677,979	(716,935)	—
Investment in subsidiaries	1,437,506	—	—	(1,437,506)	—
Total	$2,110,743	$31,469	$1,643,159	$(2,168,019)	$1,617,352
LIABILITIES AND EQUITY
Accounts payable	$40,775	$9,241	$74,567	$—	$124,583
Accrued expenses	45,973	2,313	51,718	—	100,004
Current portion of long-term debt	—	—	372	—	372
Total current liabilities	86,748	11,554	126,657	—	224,959
Long-term debt	690,839	—	125	—	690,964
Intercompany payable	663,241	53,694	—	(716,935)	—
Losses in excess of investment in subsidiaries	—	—	29,069	(29,069)	—
Other long-term obligations	8,026	—	45,030	(13,578)	39,478
Total Central Garden & Pet shareholders’ equity (deficit)	661,889	(33,841)	1,442,278	(1,408,437)	661,889
Noncontrolling interest	—	62	—	—	62
Total equity (deficit)	661,889	(33,779)	1,442,278	(1,408,437)	661,951
Total	$2,110,743	$31,469	$1,643,159	$(2,168,019)	$1,617,352

	CONSOLIDATING CONDENSED BALANCE SHEET
	December 24, 2016
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$1,772	$3,997	$812	$—	$6,581
Restricted cash	10,981	—	—	—	10,981
Accounts receivable, net	72,850	6,919	112,455	—	192,224
Inventories	137,615	15,435	277,121	—	430,171
Prepaid expenses and other	7,972	897	13,530	—	22,399
Total current assets	231,190	27,248	403,918	—	662,356
Land, buildings, improvements and equipment, net	39,384	3,858	126,594	—	169,836
Goodwill	15,058	—	215,327	—	230,385
Other long-term assets	44,012	3,542	129,849	(23,226)	154,177
Intercompany receivable	38,559	—	586,588	(625,147)	—
Investment in subsidiaries	1,251,408	—	—	(1,251,408)	—
Total	$1,619,611	$34,648	$1,462,276	$(1,899,781)	$1,216,754
LIABILITIES AND EQUITY
Accounts payable	$46,208	$7,146	$81,883	$—	$135,237
Accrued expenses	42,223	1,362	50,909	—	94,494
Current portion of long-term debt	22	—	375	—	397
Total current liabilities	88,453	8,508	133,167	—	230,128
Long-term debt	394,564	—	447	—	395,011
Intercompany payable	575,187	49,960	—	(625,147)	—
Losses in excess of investment in subsidiaries	—	—	21,014	(21,014)	—
Other long-term obligations	2,158	—	52,727	(23,226)	31,659
Total Central Garden & Pet shareholders’ equity (deficit)	559,249	(24,527)	1,254,921	(1,230,394)	559,249
Noncontrolling interest	—	707	—	—	707
Total equity (deficit)	559,249	(23,820)	1,254,921	(1,230,394)	559,956
Total	$1,619,611	$34,648	$1,462,276	$(1,899,781)	$1,216,754

	CONSOLIDATING CONDENSED BALANCE SHEET
	September 30, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$19,238	$11,693	$1,466	$—	$32,397
Restricted cash	12,645	—	—	—	12,645
Accounts receivable, net	78,692	5,586	153,590	—	237,868
Inventories	125,797	9,493	246,811	—	382,101
Prepaid expenses and other assets	6,059	811	11,175	—	18,045
Total current assets	242,431	27,583	413,042	—	683,056
Land, buildings, improvements and equipment, net	38,170	4,225	138,518	—	180,913
Goodwill	15,058	—	241,217	—	256,275
Other long-term assets	61,715	2,376	146,372	(23,801)	186,662
Intercompany receivable	36,606	—	662,137	(698,743)	—
Investment in subsidiaries	1,383,633	—	—	(1,383,633)	—
Total	$1,777,613	$34,184	$1,601,286	$(2,106,177)	$1,306,906
LIABILITIES AND EQUITY
Accounts payable	$36,760	$3,076	$63,447	$—	$103,283
Accrued expenses and other liabilities	54,909	2,391	59,249	—	116,549
Current portion of long term debt	—	—	375	—	375
Total current liabilities	91,669	5,467	123,071	—	220,207
Long-term debt	395,160	—	118	—	395,278
Intercompany payable	647,409	51,334	—	(698,743)	—
Losses in excess of investment in subsidiaries	—	—	19,782	(19,782)	—
Other long-term obligations	7,689	—	70,391	(23,801)	54,279
Total Central Garden & Pet shareholders’ equity (deficit)	635,686	(24,073)	1,387,924	(1,363,851)	635,686
Noncontrolling interest	—	1,456	—	—	1,456
Total equity (deficit)	635,686	(22,617)	1,387,924	(1,363,851)	637,142
Total	$1,777,613	$34,184	$1,601,286	$(2,106,177)	$1,306,906

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Three Months Ended December 30, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(38,709)	$(105)	$20,988	$(6,387)	$(24,213)
Additions to property and equipment	(1,608)	(83)	(6,495)		(8,186)
Change in restricted cash and cash equivalents	226	—		—	226
Investments	(6,555)	—		—	(6,555)
Other investing activities	(1,200)	—	—	—	(1,200)
Intercompany investing activities	(2,351)	—	(15,842)	18,193	—
Net cash used by investing activities	(11,488)	(83)	(22,337)	18,193	(15,715)
Repayments on revolving line of credit	(23,000)	—	—	—	(23,000)
Borrowings under revolving line of credit	23,000	—	—	—	23,000
Issuance of long-term debt	300,000	—	—	—	300,000
Repayments under long-term debt	—	—	(7)	—	(7)
Payment of financing costs	(4,558)	—	—	—	(4,558)
Repurchase of common stock	(2,768)	—	—	—	(2,768)
Distribution to parent		(6,387)	—	6,387	—
Distribution to noncontrolling interest		(1,597)	—	—	(1,597)
Payment of contingent consideration liability		—	(93)	—	(93)
Intercompany financing activities	15,833	2,360		(18,193)	—
Net cash provided (used) by financing activities	308,507	(5,624)	(100)	(11,806)	290,977
Effect of exchange rate changes on cash and cash equivalents	60	(23)	(17)	—	20
Net increase (decrease) in cash and cash equivalents	258,370	(5,835)	(1,466)	—	251,069
Cash and cash equivalents at beginning of period	19,238	11,693	1,466	—	32,397
Cash and cash equivalents at end of period	$277,608	$5,858	$—	$—	$283,466

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Three Months Ended December 24, 2016
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(27,540)	$(4,428)	$22,731	$(4,076)	$(13,313)
Additions to property, plant and equipment	(1,831)	(110)	(11,027)	—	(12,968)
Payments to acquire companies, net of cash acquired	(60,042)	—		—	(60,042)
Change in restricted cash and cash equivalents	(71)	—	—	—	(71)
Proceeds from sale of plant assets	2		7,958		7,960
Investments	(2,000)				(2,000)
Other investing activities	(265)				(265)
Intercompany investing activities	(5,781)	—	(19,214)	24,995	—
Net cash used by investing activities	(69,988)	(110)	(22,283)	24,995	(67,386)
Repayments under revolving line of credit	(1,000)	—		—	(1,000)
Borrowings under revolving line of credit	1,000	—	—	—	1,000
Issuance of long-term debt	(66)	—	(8)	—	(74)
Excess tax benefits from stock-based awards	4,356	—	—	—	4,356
Repurchase of common stock	(7,913)		—		(7,913)
Distribution to parent	—	(4,076)	—	4,076	—
Distribution to noncontrolling interest	—	(1,018)	—	—	(1,018)
Payment of contingent consideration	—	—	(860)	—	(860)
Intercompany financing activities	21,223	3,772	—	(24,995)	—
Net cash provided (used) by financing activities	17,600	(1,322)	(868)	(20,919)	(5,509)
Effect of exchange rates on cash	(458)	162	103	—	(193)
Net decrease in cash and cash equivalents	(80,386)	(5,698)	(317)	—	(86,401)
Cash and cash equivalents at beginning of year	82,158	9,695	1,129	—	92,982
Cash and cash equivalents at end of year	$1,772	$3,997	$812	$—	$6,581

13.	Contingencies

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

Recent Developments
Fiscal 2018 First Quarter Financial Performance:

•	Net sales increased $22.5 million, or 5.4%, from the prior year quarter to $442.0 million . Pet segment sales increased $21.1 million, and Garden segment sales increased $1.4 million.

•	Organic sales improved 1%.

•	Gross margin increased 100 basis points to 29.8%, and gross profit increased $11.2 million.

•	Selling, general & administrative expense increased $8.6 million to $109.3 million.

•
Operating income improved $2.6 million, or 13.0%, from the prior year quarter, to $22.5 million in the first quarter of fiscal 2018. Excluding the gain on the sale of a facility in the prior year quarter, operating income improved $4.6 million.

•	Our net income in the first quarter of fiscal 2018 was $26.2 million, or $0.50 per diluted share, compared to $7.6 million, or $0.15 per diluted share, in the first quarter of fiscal 2017.

•
Adjusting for the impact of the Tax Reform Act on our deferred tax accounts in the first quarter of fiscal 2018 and for the gain from the sale of a distribution facility in the first quarter of fiscal 2017, our net income in the first quarter of fiscal 2018 was $9.9 million, or $0.19 per diluted share, compared to $6.3 million, or $0.12 per diluted share, in the first quarter of fiscal 2017.

Issuance of 2028 Notes:
•In December 2017, we issued $300 million aggregate principal amount of 5.125% senior notes due February 2028. We intend to use the net proceeds to finance acquisitions of suitable businesses and for general corporate purposes.

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
Non-GAAP financial measures reflect adjustments based on the following items:

•
The U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Job Act (the "Tax Reform Act") in December 2017. We have excluded the transitional impact of the Tax Reform Act as the remeasurement of our deferred tax assets and liabilities does not reflect the ongoing impact of the lower U.S. statutory rate on our current year earnings.

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

The non-GAAP adjustments reflect the following:

(1)
Transitional impact of U.S. Tax Reform: As a result of the Tax Reform Act, the Company recorded a provisional tax benefit of $16.3 million due to the remeasurement of its deferred tax assets and liabilities. We have excluded only this transitional impact and have not included in the adjustment the ongoing impact of the lower U.S. statutory rate on our current year earnings.

(2)
During the first quarter of fiscal 2017, we recorded a $2.0 million gain in our Garden segment from the sale of a distribution facility resulting from rationalizing our facilities to reduce excess capacity. This adjustment was recorded as part of selling, general and administrative costs in the condensed consolidated statements of operations.

Operating Income Reconciliation		GAAP to Non-GAAP Reconciliation (in thousands) For the Three Months Ended
		Consolidated		Garden
		December 30, 2017	December 24, 2016	December 30, 2017	December 24, 2016
GAAP operating income		$22,521	$19,938	$2,300	$2,676
Gain on sale of distribution facility	(2)	—	(2,050)	—	(2,050)
Non-GAAP operating income		$22,521	$17,888	$2,300	$626
GAAP operating margin		5.1%	4.8%	2.0%	2.3%
Non-GAAP operating margin		5.1%	4.3%	2.0%	0.5%

		GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Three Months Ended
Net Income and Diluted Net Income Per Share Reconciliation		December 30, 2017	December 24, 2016
GAAP net income attributable to Central Garden & Pet		$26,247	$7,637
Gain on sale of distribution facility	(2)	—	(2,050)
Tax effect of sale of distribution facility adjustment		—	734
Tax effect of revaluation of deferred assets	(1)	16,343	—
Total impact on net income from non-GAAP adjustments		16,343	(1,316)
Non-GAAP net income attributable to Central Garden & Pet		$9,904	$6,321
GAAP diluted net income per share		$0.50	$0.15
Non-GAAP diluted net income per share		$0.19	$0.12
Shares used in GAAP and non-GAAP diluted net earnings per share calculation		52,695	51,810
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

	GAAP to Non-GAAP Reconciliation (in millions) For the Three Months Ended December 30, 2017
	Consolidated		Pet Segment
		Percentage change		Percentage change

Reported net sales - Q1 FY18 (GAAP)	$442.0		$325.1
Reported net sales - Q1 FY17 (GAAP)	419.5		304.0
Increase in net sales	22.5	5.4%	21.1	6.9%
Effect of acquisition and divestitures on increase in net sales	17.7	4.3%	17.7	5.8%
Increase in organic net sales - Q1 2018	$4.8	1.1%	$3.4	1.1%

Results of Operations
Three Months Ended December 30, 2017
Compared with Three Months Ended December 24, 2016
Net Sales
Net sales for the three months ended December 30, 2017 increased $22.5 million, or 5.4%, to $442.0 million from $419.5 million for the three months ended December 24, 2016. Our branded product sales increased $17.1 million, and sales of other manufacturers’ products increased $5.4 million. Organic net sales, which excludes the impact of acquisitions and divestitures in the last 12 months, increased $4.8 million, or 1.1%, as compared to the fiscal 2016 quarter.
Pet net sales increased $21.1 million, or 6.9%, to $325.1 million for the three months ended December 30, 2017 from $304.0 million for the three months ended December 24, 2016. The increase in net sales was due primarily to sales from our acquisitions in fiscal 2017. Pet organic net sales increased 1.1%. Organic net sales growth was due primarily to increased sales in the e-commerce channel. Pet branded product sales increased $16.6 million due primarily to the two recent acquisitions and, to a lesser extent, organic net sales growth.
Garden net sales increased $1.4 million, or 1.3%, to $116.9 million for the three months ended December 30, 2017 from $115.5 million for the three months ended December 24, 2016. The net sales increase was all organic. Garden branded product sales increased $0.5 million, due primarily to increased sales in our control & fertilizer business partially offset by a decline in wild bird feed. Sales of other manufacturers’ products increased $0.9 million.
Gross Profit
Gross profit for the three months ended December 30, 2017 increased $11.2 million, or 9.2%, to $131.8 million from $120.6 million for the three months ended December 24, 2016. Gross margin increased 100 basis points to 29.8% for the three months ended December 30, 2017 from 28.8% for the three months ended December 24, 2016. Both operating segments contributed to the increase in gross profit and improved gross margin. The increase in gross margin in our Garden segment was due primarily to improved gross margins in most of our Garden segment businesses, which benefited from our cost savings initiatives, only partially offset by a decline in our wild bird feed business. The increase in our gross margin in our Pet segment was favorably impacted by our two fiscal 2017 acquisitions as their gross margins were above the Pet segment's as a whole and by improved margins.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $8.6 million, or 8.5%, to $109.3 million for the three months ended December 30, 2017 from $100.7 million for the three months ended December 24, 2016. Increased expense in both operating segments in the quarter was partially offset by a minor decrease at Corporate. As a percentage of net sales, selling, general and administrative expenses increased to 24.7% for the three months ended December 30, 2017, compared to 24.0% in the comparable prior year quarter.
Selling and delivery expense increased $3.4 million, or 6.9%, to $53.9 million for the three months ended December 30, 2017 from $50.5 million for the three months ended December 24, 2016. The increase in selling and delivery was primarily in our Pet segment due primarily to our two recent acquisitions. Secondarily, selling and delivery expenses increased in both Pet and Garden segments due primarily to increased investment in selling and marketing activities.
Warehouse and administrative expense increased $5.2 million, or 10.4%, to $55.4 million for the quarter ended December 30, 2017 from $50.2 million for the three months ended December 24, 2016. Increased expense in the Pet segment, due primarily to the two acquisitions made in fiscal 2017, and increased expense in the Garden segment, due primarily to a $2.0 million gain from the sale of a distribution facility in the prior year quarter, was offset by a slight decrease at Corporate. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income increased $2.6 million to $22.5 million for the three months ended December 30, 2017 from $19.9 million for the three months ended December 24, 2016. Increased sales of $22.5 million and an improved gross margin were partially offset by a $8.6 million increase in selling, general and administrative costs. Operating margin improved to 5.1% for the three months ended December 30, 2017 from 4.8% for the three months ended December 24, 2016 due to a 100 basis point improvement in gross margin partially offset by a 70 basis point increase in selling, general and administrative expenses as a percentage of net sales. Adjusting for the gain from the sales of a distribution facility in the prior year quarter, selling, general and administrative expenses increased 20 basis points for the quarter ended December 30, 2017 as compared to the prior year quarter.
Pet operating income increased $2.8 million, or 8.3%, to $36.2 million for the three months ended December 30, 2017 from $33.4 million for the three months ended December 24, 2016. The increase was due to increased sales of $21.1 million and an improved gross margin, partially offset by increased selling, general and administrative expenses. Pet operating margin increased to 11.1% for the three months ended December 30, 2017 from 11.0% for the three months ended December 24, 2016 due to an improved gross margin partially offset by increased selling, general and administrative expenses as a percentage of net sales.
Garden operating income decreased $0.4 million to $2.3 million for the three months ended December 30, 2017 from $2.7 million for the three months ended December 24, 2016. Garden operating margin decreased to 2.0% for the three months ended December 30, 2017 from 2.3% for the three months ended December 24, 2016. Adjusting for the $2.0 million gain in the prior year quarter for the sale of a distribution facility, both Garden operating income and operating margin reflected improvement over the prior year quarter.
Corporate operating expense decreased $0.2 million to $16.0 million in the current year quarter from $16.2 million in the fiscal 2017 quarter due primarily to lower third party service provider expenses and legal accruals, partially offset by insurance related expenses.
Net Interest Expense
Net interest expense for the three months ended December 30, 2017 increased $0.4 million, or 5.6%, to $7.2 million from $6.8 million for the three months ended December 24, 2016. The increase in interest expense was due to higher average debt outstanding during the current year quarter. In December 2017, we issued $300 million aggregate principal amount of 5.125% senior notes due February 2028.
Debt outstanding on December 30, 2017 was $691.3 million compared to $395.4 million as of December 24, 2016.
Other Expense
Other expense is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other expense increased $2.1 million to $3.1 million for the quarter ended December 30, 2017, from $1.0 million for the quarter ended December 24, 2016 due to losses recorded from two investments made in fiscal 2017. One of these investments, our largest joint venture investment, is seasonal in nature. As such, we expect other expense (income) to be more favorable in our second and third fiscal quarters.
Income Taxes
For the quarter ended December 30, 2017, we had an income tax benefit of $14.2 million versus income tax expense of $4.3 million and an effective tax rate of 35.8% for the quarter ended December 24, 2016.
Three items impacted our income tax in the quarter ended December 30, 2017:
•The revaluation of net long-term deferred tax liabilities
•A lower expected corporate federal income tax rate for three of our four quarters of our 2018 fiscal year
•The adoption of ASU 2016-09, Stock Compensation
On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”).  This guidance allows registrants a “measurement period,” not to exceed one year from the date of enactment, to complete their accounting for the tax effects of the Act.  Registrants should reflect adjustments over subsequent periods as they are able to refine their estimates and complete their accounting for the tax effects of the Act.  We have made reasonable estimates and recorded provisional amounts within the meaning of SAB 118.  In subsequent periods, but within the measurement period, we will analyze that guidance and other necessary information to refine our estimates and complete our accounting for the tax effects of the Act.

Additionally, we adopted ASU 2016-09 during the quarter ended December 30, 2017. As a result, we now record excess tax benefits resulting from stock compensation in the provision for income taxes. For the current year quarter, this resulted in a further reduction of approximately one million dollars of income tax expense.
Our federal corporate tax rate for fiscal 2018 has declined to approximately 24.5% from 35% in fiscal 2017. The effective tax rate for the quarter ended December 30, 2017 is a blended rate that reflects the estimated benefit of three quarters of federal tax rate reductions for fiscal 2018. We expect our effective tax rate to be approximately 27% in fiscal 2018, excluding the impact of discrete items which includes the revaluation of our deferred tax accounts and the adoption of ASU 2016-09, stock compensation.
Our first quarter of fiscal 2018 results include the impact of the December 2017 enactment of the Tax Reform Act which, among numerous provisions, included the reduction of the corporate federal income tax rate from 35% to 21%, effective January 1, 2018. As a result, we recorded a provisional tax benefit of $16.3 million due to the remeasurement of our net long-term deferred tax liabilities.
Net Income and Earnings Per Share
Our net income in the first quarter of fiscal 2018 was $26.2 million, or $0.50 per diluted share, compared to $7.6 million, or $0.15 per diluted share, in the first quarter of fiscal 2017.
Adjusting for the provisional impact of the Tax Reform Act on our deferred tax accounts in the first quarter of fiscal 2018 and for the gain from the sale of a distribution facility in the first quarter of fiscal 2017, our net income in the first quarter of fiscal 2018 was $9.9 million, or $0.19 per diluted share, compared to $6.3 million or $0.12 per share in the first quarter of fiscal 2017.
We have adjusted for the provisional transitional impact on our deferred tax accounts of the Tax Reform Act. The adjustment does not include the ongoing impacts of the lower U.S. statutory rate on current year earnings.
The final impact of the Tax Reform Act may differ due to, among other things, changes in interpretations, assumptions made by the Company, the issuance of additional guidance, and actions the Company may take as a result of the Tax Reform Act.

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
Weather and Seasonality
Our sales of lawn and garden products are influenced by weather and climate conditions in the different markets we serve. Additionally, our Garden segment’s business is highly seasonal. In fiscal 2017, approximately 66% of our Garden segment’s net sales and 56% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is typically generated in this period.
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
Operating Activities
Net cash used by operating activities increased by $10.9 million, from $13.3 million for the three months ended December 24, 2016, to $24.2 million for the three months ended December 30, 2017. The increase in cash used was due primarily to changes in our working capital accounts for the period ended December 30, 2017, as compared to the prior year period, as the increase in net income for the three months ended December 30, 2017 was offset by the non-cash effects of the impact of the Tax Reform Act as described in Note 1.
Investing Activities
Net cash used in investing activities decreased $51.7 million, from $67.4 million for the three months ended December 24, 2016 to $15.7 million during the three months ended December 30, 2017. The decrease in cash used in investing activities was due primarily to decreased acquisition activity in the current year compared to the prior year and a decrease in capital expenditures during the current year. During the first fiscal quarter of 2017, we acquired Segrest Inc., a wholesaler of aquarium fish, for total aggregate consideration of $60 million. This acquisition activity was partially offset by an increase in proceeds from the sale of a small veterinary division and a distribution facility in our Garden segment during the first fiscal quarter of 2017. We also had a decrease in capital expenditures of approximately $4.8 million in the current year period compared to the prior year period.

Financing Activities
Net cash provided by financing activities increased $296.5 million, from $5.5 million of cash used by financing activities for the three months ended December 24, 2016, to $291.0 million of cash provided by financing activities for the three months ended December 30, 2017. The increase in cash provided by financing activities was due primarily to our December 2017 issuance of $300 million aggregate principal amount 5.125% senior notes due February 2028, partially offset by deferred financing costs of approximately $4.6 million associated with this issuance.
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
We believe that cash flows from operating activities, funds available under our asset backed loan facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital and capital expenditure requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $40 million in fiscal 2018.
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
At December 30, 2017, our total debt outstanding was $691.3 million, as compared with $395.4 million at December 24, 2016.
Senior Notes
$300 Million 5.125% Senior Notes
On December 14, 2017, we issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 . We will use the net proceeds from the offering to finance future acquisitions and for general corporate purposes.

We incurred approximately $4.6 million of debt issuance costs in conjunction with this transaction, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs are being amortized over the term of the 2028 Notes.
The 2028 Notes require semiannual interest payments on February 1 and August 1, commencing August 1, 2018. The 2028 Notes are unconditionally guaranteed on a senior basis by our existing and future domestic restricted subsidiaries who are borrowers under or guarantors of our senior secured revolving credit facility or who guarantee the 2023 Notes.
We may redeem some or all of the 2028 Notes at any time, at our option, prior to January 1, 2023 at the principal amount plus a “make whole” premium. At any time prior to January 1, 2021, we may also redeem, at our option, up to 35% of the original aggregate principal amount of the notes with the proceeds of certain equity offerings at a redemption price of 105.125% of the principal amount of the notes. We may redeem some or all of the 2028 Notes, at our option, at any time on or after January 1, 2023 for 102.563%, on or after January 1, 2024 for 101.708%, on or after January 1, 2025 for 100.854% and on or after January 1, 2026 for 100.0%, plus accrued and unpaid interest.
The holders of the 2028 Notes have the right to require us to repurchase all or a portion of the 2028 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all covenants as of December 30, 2017.
$400 Million 6.125% Senior Notes
In November 2015, we issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the "2023 Notes"). In December 2015, we used the net proceeds from the offering, together with available cash, to redeem our $400 million aggregate principal amount of 8.25% senior subordinated notes due March 1, 2018 (the "2018 Notes") at a price of 102.063% of the principal amount and to pay fees and expenses related to the offering.
We incurred approximately $6.3 million of debt issuance costs in conjunction with these transactions, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs are being amortized over the term of the 2028 Notes.
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
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all covenants as of December 30, 2017.
Asset-Based Loan Facility Amendment
In April 2016, we entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if we exercise the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on April 22, 2021. We may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of December 30, 2017, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $1.8 million outstanding as of December 30, 2017.
The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of December 30, 2017, the borrowing base and remaining borrowing availability was $330.2 million. Borrowings under the Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on our consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25% - 1.5%, and was 1.25% as of December 30, 2017, and such applicable margin for Base Rate borrowings fluctuates between 0.25% - 0.5%, and was 0.25% as of December 30, 2017. As of December 30, 2017, the applicable interest rate related to Base Rate borrowings was 4.8%, and the applicable interest rate related to LIBOR-based borrowings was 2.8%.

We incurred approximately $1.2 million of debt issuance costs in conjunction with this transaction, which included underwriter fees, legal and accounting expenses. The debt issuance costs will be amortized over the term of the Credit Facility.
The Credit Facility contains customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all of our assets. We were in compliance with all financial covenants under the Credit Facility during the period ended December 30, 2017.
Off-Balance Sheet Arrangements
There have been no material changes to the information provided in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 regarding off-balance sheet arrangements.
Contractual Obligations
Except for the issuance of our 2028 Notes, there have been no material changes outside the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
New Accounting Pronouncements
Refer to Footnote 1 in the notes to the condensed consolidated financial statements for new accounting pronouncements.
Critical Accounting Policies, Estimates and Judgments
There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that discussed in our Annual Report on Form 10‑K for the fiscal year ended September 30, 2017.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and principal financial officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of December 30, 2017.
(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and our principal financial officer have evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2018. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in certain legal proceedings in the ordinary course of business. Currently, we are not a party to any legal proceedings that management believes would have a material effect on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the fiscal year ended September 30, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended December 30, 2017 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2017 - November 4, 2017	—	(2)	$—	—	$34,968,000
November 5, 2017 - December 2, 2017	10,240	(2)	$37.89	—	$34,968,000
December 3, 2017 - December 30, 2017	52,252	(2)	$38.46	—	$34,968,000
Total	62,492		$38.36	—	$34,968,000

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

4.1
Seventh Supplemental Indenture, dated as of December 14, 2017, by and among the Company, certain guarantors named therein and Wells Fargo Bank National Association, as trustee, relating to the 5.125% Senior Notes due 2028. (Incorporated by reference to the Registrant's Form 8-K filed December 14, 2017)

4.2
Eighth Supplemental Indenture, dated as of December 14, 2017, by and among the Company, certain guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.125% Senior Notes due 2023. (Incorporated by reference to the Registrant's Form 8-K filed December 14, 2017)

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

Dated: February 8, 2018

/s/ GEORGE C. ROETH
George C. Roeth
President and Chief Executive Officer
(Principal Executive Officer)

/s/ NICHOLAS LAHANAS
Nicholas Lahanas
Chief Financial Officer
(Principal Financial Officer)