Form 10-Q
period 2018-03-31
CENTRAL GARDEN & PET CO
filed 2018-05-09
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 30, 2018	12,145,135
Class A Common Stock Outstanding as of April 30, 2018	38,227,508
Class B Stock Outstanding as of April 30, 2018	1,652,262

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

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2018	March 25, 2017	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$132,265	$6,169	$32,397
Restricted cash	13,948	10,988	12,645
Accounts receivable (less allowance for doubtful accounts of $20,976, $20,227 and $21,436)	395,151	343,202	237,868
Inventories	465,522	426,385	382,101
Prepaid expenses and other	26,677	23,610	18,045
Total current assets	1,033,563	810,354	683,056
Land, buildings, improvements and equipment—net	210,563	175,940	180,913
Goodwill	268,243	230,385	256,275
Other intangible assets—net	141,530	91,424	116,067
Other assets	50,064	60,361	70,595
Total	$1,703,963	$1,368,464	$1,306,906
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$150,975	$141,791	$103,283
Accrued expenses	116,414	101,421	116,549
Current portion of long-term debt	20	374	375
Total current liabilities	267,409	243,586	220,207
Long-term debt	691,084	495,870	395,278
Deferred taxes and other long-term obligations	40,368	34,517	54,279
Equity:
Common stock, $0.01 par value: 12,145,135, 12,176,787, and 12,160,023 shares outstanding at March 31, 2018, March 25, 2017 and September 30, 2017	121	122	122
Class A common stock, $0.01 par value: 38,171,595, 37,731,149 and 38,019,736 shares outstanding at March 31, 2018, March 25, 2017 and September 30, 2017	382	377	380
Class B stock, $0.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	393,852	391,541	396,790
Accumulated earnings	310,810	202,822	239,329
Accumulated other comprehensive loss	(673)	(1,658)	(951)
Total Central Garden & Pet Company shareholders’ equity	704,508	593,220	635,686
Noncontrolling interest	594	1,271	1,456
Total equity	705,102	594,491	637,142
Total	$1,703,963	$1,368,464	$1,306,906
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2018	March 25, 2017	March 31, 2018	March 25, 2017
Net sales	$613,094	$569,924	$1,055,105	$989,422
Cost of goods sold and occupancy	418,637	386,395	728,811	685,215
Gross profit	194,457	183,529	326,294	304,207
Selling, general and administrative expenses	128,671	119,669	237,987	220,409
Operating income	65,786	63,860	88,307	83,798
Interest expense	(10,575)	(6,830)	(17,980)	(13,703)
Interest income	693	8	880	46
Other income (expense)	1,505	(965)	(1,584)	(1,932)
Income before income taxes and noncontrolling interest	57,409	56,073	69,623	68,209
Income tax (benefit) expense	11,643	20,824	(2,593)	25,171
Income including noncontrolling interest	45,766	35,249	72,216	43,038
Net income attributable to noncontrolling interest	532	565	735	717
Net income attributable to Central Garden & Pet Company	$45,234	$34,684	$71,481	$42,321
Net income per share attributable to Central Garden & Pet Company:
Basic	$0.89	$0.69	$1.41	$0.85
Diluted	$0.86	$0.67	$1.36	$0.82
Weighted average shares used in the computation of net income per share:
Basic	50,871	50,079	50,816	49,872
Diluted	52,658	51,983	52,693	51,911
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2018	March 25, 2017	March 31, 2018	March 25, 2017
Income including noncontrolling interest	$45,766	$35,249	$72,216	$43,038
Other comprehensive income (loss):
Foreign currency translation	234	144	278	(364)
Total comprehensive income	46,000	35,393	72,494	42,674
Comprehensive income attributable to noncontrolling interest	532	565	735	717
Comprehensive income attributable to Central Garden & Pet Company	$45,468	$34,828	$71,759	$41,957
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	March 31, 2018	March 25, 2017
Cash flows from operating activities:
Net income	$72,216	$43,038
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	22,285	20,344
Amortization of deferred financing costs	833	681
Stock-based compensation	5,536	5,279
Excess tax benefits from stock-based awards	—	(13,166)
Deferred income taxes	(14,763)	6,530
(Gain) loss on sale of property and equipment	(11)	40
Gain on sale of facility	—	(2,050)
Other	2,984	1,085
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	(154,712)	(139,319)
Inventories	(57,965)	(63,775)
Prepaid expenses and other assets	(10,273)	6,919
Accounts payable	40,712	38,041
Accrued expenses	(1,848)	502
Other long-term obligations	1,048	(391)
Net cash used by operating activities	(93,958)	(96,242)
Cash flows from investing activities:
Additions to property and equipment	(17,566)	(26,794)
Payments to acquire companies, net of cash acquired	(63,372)	(60,042)
Proceeds from the sale of business, facility and other assets	—	8,268
Change in restricted cash	(1,303)	(78)
Investments	(6,555)	(2,000)
Other investing activities	(2,180)	(1,395)
Net cash used in investing activities	(90,976)	(82,041)
Cash flows from financing activities:
Repayments of long-term debt	(360)	(449)
Proceeds from issuance of long-term debt	300,000	—
Borrowings under revolving line of credit	23,000	216,000
Repayments under revolving line of credit	(23,000)	(115,000)
Repurchase of common stock, including shares surrendered for tax withholding	(8,473)	(20,172)
Payment of contingent consideration liability	(123)	(894)
Distribution to noncontrolling interest	(1,597)	(1,019)
Payment of financing costs	(4,765)	—
Excess tax benefits from stock-based awards	—	13,166
Net cash provided by financing activities	284,682	91,632
Effect of exchange rate changes on cash and cash equivalents	120	(162)
Net increase (decrease) in cash and cash equivalents	99,868	(86,813)
Cash and equivalents at beginning of period	32,397	92,982
Cash and equivalents at end of period	$132,265	$6,169
Supplemental information:
Cash paid for interest	$13,397	$13,612
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended March 31, 2018
(Unaudited)

1.	Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of March 31, 2018 and March 25, 2017, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three and six months ended March 31, 2018 and March 25, 2017 and the condensed consolidated statements of cash flows for the six months ended March 31, 2018 and March 25, 2017 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
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
Due to the seasonal nature of the Company’s garden business, the results of operations for the three and six months ended March 31, 2018 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2017 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 30, 2017 balance sheet presented herein was derived from the audited financial statements.
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
Restricted Cash
Restricted cash includes cash and highly liquid instruments that are used as collateral for stand-alone letter of credit agreements related to normal business transactions. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The amount of cash collateral in these segregated accounts was approximately $13.9 million, $11.0 million and $12.6 million as of March 31, 2018, March 25, 2017 and September 30, 2017, respectively, and is reflected in restricted cash on the condensed consolidated balance sheets.
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

The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company expects to adopt under the modified retrospective approach, which recognizes the cumulative effect of adoption as an adjustment to retained earnings at the date of initial application. The Company has made progress on its evaluation of the amended guidance, including identification of revenue streams and customer contract reviews. The Company is applying the five-step model to those contracts and revenue streams to evaluate the quantitative and qualitative impacts the new standard will have on its business and reported revenues. Additionally, the Company is also analyzing the impact of the new standard on its current accounting policies and internal controls. Upon completion of these and other assessments, the Company will evaluate the impact of adopting the new standard on its consolidated financial statements.
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
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15) . The ASU provides additional clarification guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is effective for the Company in the first quarter of its fiscal year ending September 28, 2019. The Company is currently evaluating the impact the adoption of ASU 2016-15 will have on its consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-18). This ASU clarifies the presentation of restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending cash balances on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, or the Company's first quarter of fiscal 2019. The Company held restricted cash balances of $13.9 million, $11.0 million and $12.6 million as of March 31, 2018, March 25, 2017 and September 30, 2017, respectively. The Company does not anticipate the adoption of ASU 2016-18 will have a material impact on its consolidated financial statements and related disclosures.

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
The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017.  This guidance allows registrants a “measurement period,” not to exceed one year from the date of enactment, to complete their accounting for the tax effects of the Tax Reform Act.  SAB 118 further directs that during the measurement period, registrants who are able to make reasonable estimates of the tax effects of the Tax Reform Act should include those amounts in their financial statements as “provisional” amounts.  Registrants should reflect adjustments over subsequent periods as they are able to refine their estimates and complete their accounting for the tax effects of the Tax Reform Act.  The Company has made reasonable estimates and recorded provisional amounts within the meaning of SAB 118.  Any adjustments recorded to the provisional amounts through the first quarter of fiscal 2019 will be included as an adjustment to tax expense. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This ASU adds guidance that answers questions regarding how certain income tax effects from the Tax Reform Act should be applied to companies’ financial statements. The guidance also lists which financial statement disclosures are required under a measurement period approach.

As a result of the Tax Reform Act, the Company recorded a provisional tax benefit of $16.3 million due to the remeasurement of its deferred tax assets and liabilities in the three months ended December 30, 2017. The Company has not made any changes to this provisional tax benefit during the period ended March 31, 2018. This tax benefit represents provisional amounts and the Company’s current best estimates.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of March 31, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (a)	$—	$—	$9,148	$9,148
Total liabilities	$—	$—	$9,148	$9,148
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of March 25, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (a)	$—	$—	$4,420	$4,420
Total liabilities	$—	$—	$4,420	$4,420
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

The following table provides a summary of the changes in fair value of the Company's Level 3 financial instruments for the periods ended March 31, 2018 and March 25, 2017 (in thousands):

Amount
Balance September 30, 2017	$9,343
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	(72)
Performance-based payments	(123)
Balance March 31, 2018	$9,148

Amount
Balance September 24, 2016	$5,113
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	201
Performance-based payments	(894)
Balance March 25, 2017	$4,420
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended March 31, 2018 and March 25, 2017, the Company was not required to measure any significant non-financial assets and liabilities at fair value.
Fair Value of Other Financial Instruments
In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of March 31, 2018 was $285.4 million compared to a carrying value of $295.3 million.
In November 2015, the Company issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”). The estimated fair value of the Company’s 2023 Notes as of March 31, 2018, March 25, 2017 and September 30, 2017 was $419.0 million, $422.4 million and $427.9 million, respectively, compared to a carrying value of $395.6 million, $394.8 million and $395.2 million, respectively.

3.	Acquisitions
Bell Nursery Holdings, LLC
On March 12, 2018, the Company purchased Bell Nursery Holdings, LLC ("Bell"), a leading grower and distributor of live flowers and plants in the mid-Atlantic region of the United States, for a purchase price of approximately $62 million plus contingent consideration of up to $10 million. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $12.7 million, which is included in other assets in the Company’s condensed consolidated balance sheet as of March 31, 2018. The Company has not yet finalized the allocation of the purchase price to the fair value of the tangible assets, intangible assets and liabilities acquired. Financial results of Bell have been included in the results of operations within the Garden segment since the date of acquisition. The acquisition is expected to complement the Company's existing garden portfolio.
K&H Manufacturing
On April 28, 2017, the Company purchased K&H Manufacturing ("K&H"), a producer of premium pet supplies and the largest marketer of heated pet products in the country, for a purchase price of approximately $48.0 million. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $41.8 million, of which $29.2 million was allocated to identified intangible assets and approximately $12 million is included in goodwill in the Company’s condensed consolidated balance sheet as of March 31, 2018. Financial results of K&H have been included in the results of operations within the Pet segment since the date of acquisition. The following table summarizes the purchase price and recording of fair values of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments.

In thousands	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as Adjusted)
Current assets, net of cash and cash equivalents acquired	$5,439	$613	$6,052
Land, buildings, improvements and equipment - net	315	—	315
Goodwill	—	11,968	11,968
Other assets	41,781	(41,781)	—
Other intangible assets - net	—	29,200	29,200
Current liabilities	(757)	—	(757)
Net assets acquired, less cash and cash equivalents	$46,778	$—	$46,778
(1) As previously reported in the Company's Form 10-Q for the periods ended June 24, 2017 and December 30, 2017, and the Company's Form 10-K for the period ended September 30, 2017.
Proforma financial information has not been presented as the Bell and K&H acquisitions were not considered material to the Company's overall consolidated financial statements during the periods presented.

4.	Inventories, net
Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	March 31, 2018	March 25, 2017	September 30, 2017
Raw materials	$117,370	$122,029	$116,591
Work in progress	40,491	21,636	16,394
Finished goods	293,988	273,752	241,420
Supplies	13,673	8,968	7,696
Total inventories, net	$465,522	$426,385	$382,101

5.	Goodwill
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

6.	Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
			(in millions)
March 31, 2018
Marketing-related intangible assets – amortizable	$16.9	$(13.4)	$—	$3.5
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	87.5	(13.4)	(26.0)	48.1
Customer-related intangible assets – amortizable	115.7	(37.5)		78.2
Other acquired intangible assets – amortizable	22.1	(13.5)		8.6
Other acquired intangible assets – nonamortizable	7.8		(1.2)	6.6
Total	29.9	(13.5)	(1.2)	15.2
Total other intangible assets	$233.1	$(64.4)	$(27.2)	$141.5
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
			(in millions)
March 25, 2017
Marketing-related intangible assets – amortizable	$14.9	$(11.7)	$—	$3.2
Marketing-related intangible assets – nonamortizable	62.7	—	(26.0)	36.7
Total	77.6	(11.7)	(26.0)	39.9
Customer-related intangible assets – amortizable	64.3	(28.0)	—	36.3
Other acquired intangible assets – amortizable	20.8	(12.2)	—	8.6
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	28.6	(12.2)	(1.2)	15.2
Total other intangible assets	$170.5	$(51.9)	$(27.2)	$91.4
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
			(in millions)
September 30, 2017
Marketing-related intangible assets – amortizable	$16.9	$(12.7)	$—	$4.2
Marketing-related intangible assets – nonamortizable	62.7	—	(26.0)	36.7
Total	79.6	(12.7)	(26.0)	40.9
Customer-related intangible assets – amortizable	91.6	(32.2)	—	59.4
Other acquired intangible assets – amortizable	22.1	(12.9)	—	9.2
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	29.9	(12.9)	(1.2)	15.8
Total other intangible assets	$201.1	$(57.8)	$(27.2)	$116.1

Other acquired intangible assets include contract-based and technology-based intangible assets.
As part of its acquisition of K&H in the second quarter of fiscal 2017, the Company acquired approximately $7.9 million of indefinite-lived marketing- related intangible assets and $21.3 million of customer-related intangible assets, which will be amortized over a ten year life.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. Other factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in fiscal 2017 or during the six months ended March 31, 2018, and accordingly, no impairment testing was performed on these assets.
The Company amortizes its acquired intangible assets with definite lives over periods ranging from 3 to 25 years; over weighted average remaining lives of 4 years for marketing-related intangibles, 10 years for customer-related intangibles and 11 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $2.9 million and $1.4 million for the three months ended March 31, 2018 and March 25, 2017, respectively, and $5.7 million and $2.9 million for the six months ended March 31, 2018 and March 25, 2017, respectively, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $10 million per year from fiscal 2018 through fiscal 2022
.

7.	Long-Term Debt
Long-term debt consists of the following:

	March 31, 2018	March 25, 2017	September 30, 2017
	(in thousands)
Senior notes, interest at 6.125%, payable semi-annually, principal due November 2023	$400,000	$400,000	$400,000
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	300,000	—	—
Unamortized debt issuance costs	(9,053)	(5,237)	(4,840)
Net carrying value	690,947	394,763	395,160
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.25% to 1.50% or Base Rate plus a margin of 0.25% to 0.50%, final maturity April 2021	—	101,000	—
Other notes payable	157	481	493
Total	691,104	496,244	395,653
Less current portion	(20)	(374)	(375)
Long-term portion	$691,084	$495,870	$395,278
Senior Notes
$300 Million 5.125% Senior Notes
On December 14, 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The Company will use the net proceeds from the offering to finance future acquisitions and for general corporate purposes.
The Company incurred approximately $4.8 million of debt issuance costs in conjunction with this transaction, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs are being amortized over the term of the 2028 Notes.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of March 31, 2018.
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
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of March 31, 2018.
Asset-Based Loan Facility Amendment
On April 22, 2016, the Company entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on April 22, 2021. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of March 31, 2018, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $3.3 million outstanding as of March 31, 2018.
The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of March 31, 2018, the borrowing base and remaining borrowing availability was $354.3 million. Borrowings under the Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25% - 1.50%, and was 1.25% as of March 31, 2018, and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.5%, and was 0.25% as of March 31, 2018. As of March 31, 2018, the applicable interest rate related to Base Rate borrowings was 5.0%, and the applicable interest rate related to LIBOR-based borrowings was 3.1%.
The Company incurred approximately $1.2 million of debt issuance costs in conjunction with this transaction, which included underwriter fees, legal and accounting expenses. The debt issuance costs are being amortized over the term of the Credit Facility.
The Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all assets of the Company. The Company was in compliance with all financial covenants under the Credit Facility during the quarter ended March 31, 2018.

8.	Supplemental Equity Information
The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest for the six months ended March 31, 2018 and March 25, 2017.

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
Balance September 30, 2017	$122	$380	$16	$396,790	$239,329	$(951)	$635,686	$1,456	$637,142
Comprehensive income					71,481	278	71,759	735	72,494
Amortization of share-based awards				4,464			4,464		4,464
Restricted share activity, including net share settlement	(1)			(6,270)			(6,271)		(6,271)
Issuance of common stock, including net share settlement of stock options		2		(1,132)			(1,130)		(1,130)
Distribution to Noncontrolling interest								(1,597)	(1,597)
Balance March 31, 2018	$121	$382	$16	$393,852	$310,810	$(673)	$704,508	$594	$705,102

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
Balance September 24, 2016	$120	$374	$16	$393,297	$160,501	$(1,294)	$553,014	$1,573	$554,587
Comprehensive income					42,321	(364)	41,957	717	42,674
Amortization of share-based awards				4,222			4,222		4,222
Restricted share activity, including net share settlement		(1)		(5,501)			(5,502)		(5,502)
Issuance of common stock, including net share settlement of stock options	2	4		(13,619)			(13,613)		(13,613)
Tax benefit on stock option exercise, net of tax deficiency				13,142			13,142		13,142
Distribution to Noncontrolling interest								(1,019)	(1,019)
Balance March 25, 2017	$122	$377	$16	$391,541	$202,822	$(1,658)	$593,220	$1,271	$594,491

9.	Stock-Based Compensation
The Company recognized share-based compensation expense of $5.5 million and $5.3 million for the six months ended March 31, 2018 and March 25, 2017, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the six months ended March 31, 2018 and March 25, 2017 was $1.5 million and $1.9 million, respectively.

10.	Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	Three Months Ended			Six Months Ended
	March 31, 2018			March 31, 2018
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Net income available to common shareholders	$45,234	50,871	$0.89	$71,481	50,816	$1.41
Effect of dilutive securities:
Options to purchase common stock		1,092	(0.02)		1,120	(0.03)
Restricted shares		695	(0.01)		757	(0.02)
Diluted EPS:
Net income available to common shareholders	$45,234	52,658	$0.86	$71,481	52,693	$1.36

	Three Months Ended			Six Months Ended
	March 25, 2017			March 25, 2017
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Net income available to common shareholders	$34,684	50,079	$0.69	$42,321	49,872	$0.85
Effect of dilutive securities:
Options to purchase common stock		1,156	(0.01)		1,273	(0.02)
Restricted shares		748	(0.01)		766	(0.01)
Diluted EPS:
Net income available to common shareholders	$34,684	51,983	$0.67	$42,321	51,911	$0.82

Options to purchase 2.7 million shares of common stock at prices ranging from $6.43 to $36.94 per share were outstanding at March 31, 2018, and options to purchase 3.1 million shares of common stock at prices ranging from $6.43 to $31.76 per share were outstanding at March 25, 2017.

For the three months ended March 31, 2018 and March 25, 2017, all options outstanding were included in the computation of diluted earnings per share.

For the six months ended March 31, 2018, all options outstanding were included in the computation of diluted earnings per share. For the six months ended March 25, 2017, options to purchase 0.2 million shares of common stock were outstanding but were not included in the computation of diluted earnings per share, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

	Three Months Ended		Six Months Ended
	March 31, 2018	March 25, 2017	March 31, 2018	March 25, 2017
Net sales:
Pet segment	$321,653	$298,393	$646,737	$602,439
Garden segment	291,441	271,531	408,368	386,983
Total net sales	$613,094	$569,924	$1,055,105	$989,422
Operating Income
Pet segment	32,784	34,645	68,960	68,051
Garden segment	50,746	46,005	53,046	48,681
Corporate	(17,744)	(16,790)	(33,699)	(32,934)
Total operating income	65,786	63,860	88,307	83,798
Interest expense - net	(9,882)	(6,822)	(17,100)	(13,657)
Other income (expense)	1,505	(965)	(1,584)	(1,932)
Income tax expense (benefit)	11,643	20,824	(2,593)	25,171
Income including noncontrolling interest	45,766	35,249	72,216	43,038
Net income attributable to noncontrolling interest	532	565	735	717
Net income attributable to Central Garden & Pet Company	$45,234	$34,684	$71,481	$42,321
Depreciation and amortization:
Pet segment	$6,944	6,174	$14,089	$12,004
Garden segment	1,707	1,528	3,276	3,035
Corporate	2,471	2,633	4,920	5,305
Total depreciation and amortization	$11,122	$10,335	$22,285	$20,344

	March 31, 2018	March 25, 2017	September 30, 2017
Assets:
Pet segment	$660,344	$612,189	$612,337
Garden segment	581,105	478,919	311,026
Corporate	462,514	277,356	383,543
Total assets	$1,703,963	$1,368,464	$1,306,906
Goodwill (included in corporate assets above):
Pet segment	$262,770	$224,912	$250,802
Garden segment	5,473	5,473	5,473
Total goodwill	$268,243	$230,385	$256,275

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Three Months Ended March 31, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$195,464	$32,433	$412,348	$(27,151)	$613,094
Cost of goods sold and occupancy	151,868	24,192	268,072	(25,495)	418,637
Gross profit	43,596	8,241	144,276	(1,656)	194,457
Selling, general and administrative expenses	41,677	6,532	82,118	(1,656)	128,671
Operating income (loss)	1,919	1,709	62,158	—	65,786
Interest expense	(10,510)	(62)	(3)		(10,575)
Interest income	692	1	—		693
Other (expense) income	1,108	200	197		1,505
Income (loss) before taxes and equity in earnings (losses) of affiliates	(6,791)	1,848	62,352	—	57,409
Income tax expense (benefit)	(13,753)	(1,549)	26,945		11,643
Equity in earnings (losses) of affiliates	38,272	—	3,841	(42,113)	—
Net income (loss) including noncontrolling interest	45,234	3,397	39,248	(42,113)	45,766
Net income attributable to noncontrolling interest	—	532	—	—	532
Net income (loss) attributable to Central Garden & Pet Company	$45,234	$2,865	$39,248	$(42,113)	$45,234

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Three Months Ended March 25, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$190,791	$26,092	$378,673	$(25,632)	$569,924
Cost of goods sold and occupancy	145,593	20,128	244,680	(24,006)	386,395
Gross profit	45,198	5,964	133,993	(1,626)	183,529
Selling, general and administrative expenses	39,347	4,874	77,074	(1,626)	119,669
Operating income (loss)	5,851	1,090	56,919	—	63,860
Interest expense	(6,759)	(65)	(6)	—	(6,830)
Interest income	7	1	—	—	8
Other expense	(737)	(194)	(34)	—	(965)
Income (loss) before taxes and equity in earnings (losses) of affiliates	(1,638)	832	56,879	—	56,073
Income tax expense (benefit)	(718)	448	21,094	—	20,824
Equity in earnings (losses) of affiliates	35,604	—	384	(35,988)	—
Net income (loss) including noncontrolling interest	34,684	384	36,169	(35,988)	35,249
Net income attributable to noncontrolling interest	—	565	—	—	565
Net income (loss) attributable to Central Garden & Pet Company	$34,684	$(181)	$36,169	$(35,988)	$34,684

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Six Months Ended March 31, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$354,525	$46,176	$698,772	$(44,368)	$1,055,105
Cost of goods sold and occupancy	277,347	36,008	457,123	(41,667)	728,811
Gross profit	77,178	10,168	241,649	(2,701)	326,294
Selling, general and administrative expenses	78,316	10,437	151,935	(2,701)	237,987
Operating income	(1,138)	(269)	89,714	—	88,307
Interest expense	(17,895)	(78)	(7)	—	(17,980)
Interest income	878	2	—	—	880
Other income (expense)	(1,810)	254	(28)	—	(1,584)
Income (loss) before taxes and equity in earnings of affiliates	(19,965)	(91)	89,679	—	69,623
Income tax expense (benefit)	672	(267)	(2,998)	—	(2,593)
Equity in earnings of affiliates	92,118	—	941	(93,059)	—
Net income including noncontrolling interest	71,481	176	93,618	(93,059)	72,216
Net income attributable to noncontrolling interest	—	735	—	—	735
Net income (loss) attributable to Central Garden & Pet Company	$71,481	$(559)	$93,618	$(93,059)	$71,481

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Six Months Ended March 25, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$346,309	$40,116	$645,111	$(42,114)	$989,422
Cost of goods sold and occupancy	266,729	31,806	426,120	(39,440)	685,215
Gross profit	79,580	8,310	218,991	(2,674)	304,207
Selling, general and administrative expenses	75,312	8,538	139,233	(2,674)	220,409
Operating income (loss)	4,268	(228)	79,758	—	83,798
Interest expense	(13,610)	(82)	(11)	—	(13,703)
Interest income	45	1	—	—	46
Other income (expense)	(1,340)	(387)	(205)	—	(1,932)
Income (loss) before taxes and equity in earnings of affiliates	(10,637)	(696)	79,542	—	68,209
Income tax expense (benefit)	(3,910)	37	29,044	—	25,171
Equity in earnings of affiliates	49,048	—	(427)	(48,621)	—
Net income including noncontrolling interest	42,321	(733)	50,071	(48,621)	43,038
Net income attributable to noncontrolling interest	—	717	—	—	717
Net income attributable to Central Garden & Pet Company	$42,321	$(1,450)	$50,071	$(48,621)	$42,321

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended March 31, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$45,234	$3,397	$39,248	$(42,113)	$45,766
Other comprehensive income (loss):
Foreign currency translation	234	206	(48)	(158)	234
Total comprehensive income (loss)	45,468	3,603	39,200	(42,271)	46,000
Comprehensive income attributable to noncontrolling interests	—	532	—	—	532
Comprehensive income (loss) attributable to Central Garden & Pet Company	$45,468	$3,071	$39,200	$(42,271)	$45,468

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended March 25, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$34,684	$384	$36,169	$(35,988)	$35,249
Other comprehensive loss:
Foreign currency translation	144	95	20	(115)	144
Total comprehensive income (loss)	34,828	479	36,189	(36,103)	35,393
Comprehensive income attributable to noncontrolling interests	—	565	—	—	565
Comprehensive income (loss) attributable to Central Garden & Pet Company	$34,828	$(86)	$36,189	$(36,103)	$34,828

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Six Months Ended March 31, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$71,481	$176	$93,618	$(93,059)	$72,216
Other comprehensive loss:	—	—	—	—
Foreign currency translation	278	249	(64)	(185)	278
Total comprehensive income (loss)	71,759	425	93,554	(93,244)	72,494
Comprehensive income attributable to noncontrolling interests	—	735	—	—	735
Comprehensive income (loss) attributable to Central Garden & Pet Company	$71,759	$(310)	$93,554	$(93,244)	$71,759

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Six Months Ended March 25, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$42,321	$(733)	$50,071	$(48,621)	$43,038
Other comprehensive income (loss):
Foreign currency translation	(364)	(260)	(30)	290	(364)
Total comprehensive income (loss)	41,957	(993)	50,041	(48,331)	42,674
Comprehensive income attributable to noncontrolling interests	—	717	—	—	717
Comprehensive income (loss) attributable to Central Garden & Pet Company	$41,957	$(1,710)	$50,041	$(48,331)	$41,957

	CONSOLIDATING CONDENSED BALANCE SHEET
	March 31, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$123,840	$7,170	$1,255	$—	$132,265
Restricted cash	13,948	—	—	—	13,948
Accounts receivable, net	132,218	19,938	242,995	—	395,151
Inventories	137,108	43,438	284,976	—	465,522
Prepaid expenses and other	6,157	2,086	18,434	—	26,677
Total current assets	413,271	72,632	547,660	—	1,033,563
Land, buildings, improvements and equipment, net	35,314	34,632	140,617		210,563
Goodwill	15,058	—	253,185		268,243
Other long-term assets	56,612	14,642	132,916	(12,576)	191,594
Intercompany receivable	54,117	—	610,760	(664,877)	—
Investment in subsidiaries	1,539,309	—	—	(1,539,309)	—
Total	$2,113,681	$121,906	$1,685,138	$(2,216,762)	$1,703,963
LIABILITIES AND EQUITY
Accounts payable	$48,659	$19,752	$82,564	$—	$150,975
Accrued expenses	63,951	5,303	47,160	—	116,414
Current portion of long-term debt	—	—	20	—	20
Total current liabilities	112,610	25,055	129,744	—	267,409
Long-term debt	690,947	—	137		691,084
Intercompany payable	597,619	67,258	—	(664,877)	—
Losses in excess of investment in subsidiaries	—	—	25,228	(25,228)	—
Other long-term obligations	7,997	—	44,947	(12,576)	40,368
Total Central Garden & Pet shareholders’ equity (deficit)	704,508	28,999	1,485,082	(1,514,081)	704,508
Noncontrolling interest	—	594	—	—	594
Total equity (deficit)	704,508	29,593	1,485,082	(1,514,081)	705,102
Total	$2,113,681	$121,906	$1,685,138	$(2,216,762)	$1,703,963

	CONSOLIDATING CONDENSED BALANCE SHEET
	March 25, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$492	$4,764	$913	$—	$6,169
Restricted cash	10,988	—	—	—	10,988
Accounts receivable, net	113,600	14,366	215,236	—	343,202
Inventories	138,493	16,901	270,991	—	426,385
Prepaid expenses and other	7,701	813	15,096	—	23,610
Total current assets	271,274	36,844	502,236	—	810,354
Land, buildings, improvements and equipment, net	38,932	4,045	132,963	—	175,940
Goodwill	15,058	—	215,327	—	230,385
Other long-term assets	40,704	3,381	127,924	(20,224)	151,785
Intercompany receivable	44,957	—	511,319	(556,276)	—
Investment in subsidiaries	1,287,126	—	—	(1,287,126)	—
Total	$1,698,051	$44,270	$1,489,769	$(1,863,626)	$1,368,464
LIABILITIES AND EQUITY
Accounts payable	$51,357	$11,199	$79,235	$—	$141,791
Accrued expenses	53,301	2,131	45,989	—	101,421
Current portion of long-term debt	—	—	374	—	374
Total current liabilities	104,658	13,330	125,598	—	243,586
Long-term debt	495,762	—	108	—	495,870
Intercompany payable	501,993	54,283	—	(556,276)	—
Losses in excess of investment in subsidiaries	—	—	20,629	(20,629)	—
Other long-term obligations	2,418	—	52,323	(20,224)	34,517
Total Central Garden & Pet shareholders’ equity (deficit)	593,220	(24,614)	1,291,111	(1,266,497)	593,220
Noncontrolling interest	—	1,271	—	—	1,271
Total equity (deficit)	593,220	(23,343)	1,291,111	(1,266,497)	594,491
Total	$1,698,051	$44,270	$1,489,769	$(1,863,626)	$1,368,464

	CONSOLIDATING CONDENSED BALANCE SHEET
	September 30, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$19,238	$11,693	$1,466	$—	$32,397
Restricted cash	12,645	—	—	—	12,645
Accounts receivable, net	78,692	5,586	153,590	—	237,868
Inventories	125,797	9,493	246,811	—	382,101
Prepaid expenses and other assets	6,059	811	11,175	—	18,045
Total current assets	242,431	27,583	413,042	—	683,056
Land, buildings, improvements and equipment, net	38,170	4,225	138,518	—	180,913
Goodwill	15,058	—	241,217	—	256,275
Other long-term assets	61,715	2,376	146,372	(23,801)	186,662
Intercompany receivable	36,606	—	662,137	(698,743)	—
Investment in subsidiaries	1,383,633	—	—	(1,383,633)	—
Total	$1,777,613	$34,184	$1,601,286	$(2,106,177)	$1,306,906
LIABILITIES AND EQUITY
Accounts payable	$36,760	$3,076	$63,447	$—	$103,283
Accrued expenses and other liabilities	54,909	2,391	59,249	—	116,549
Current portion of long term debt	—	—	375	—	375
Total current liabilities	91,669	5,467	123,071	—	220,207
Long-term debt	395,160	—	118	—	395,278
Intercompany payable	647,409	51,334	—	(698,743)	—
Losses in excess of investment in subsidiaries	—	—	19,782	(19,782)	—
Other long-term obligations	7,689	—	70,391	(23,801)	54,279
Total Central Garden & Pet shareholders’ equity (deficit)	635,686	(24,073)	1,387,924	(1,363,851)	635,686
Noncontrolling interest	—	1,456	—	—	1,456
Total equity (deficit)	635,686	(22,617)	1,387,924	(1,363,851)	637,142
Total	$1,777,613	$34,184	$1,601,286	$(2,106,177)	$1,306,906

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Six Months Ended March 31, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(36,868)	$(11,840)	$(38,863)	$(6,387)	$(93,958)
Additions to property and equipment	(4,923)	(494)	(12,149)		(17,566)
Payments to acquire companies, net of cash acquired	(63,372)				(63,372)
Change in restricted cash and cash equivalents	(1,303)				(1,303)
Investments	(6,555)				(6,555)
Other investing activities	(2,180)	—	—	—	(2,180)
Intercompany investing activities	(17,512)		51,377	(33,865)	—
Net cash used by investing activities	(95,845)	(494)	39,228	(33,865)	(90,976)
Repayments on revolving line of credit	(23,000)				(23,000)
Borrowings under revolving line of credit	23,000				23,000
Issuance of long-term debt	300,000				300,000
Repayments under long-term debt			(360)		(360)
Payment of financing costs	(4,765)				(4,765)
Repurchase of common stock	(8,473)				(8,473)
Distribution to parent		(6,387)		6,387	—
Distribution to noncontrolling interest		(1,597)			(1,597)
Payment of contingent consideration liability		—	(123)	—	(123)
Intercompany financing activities	(49,789)	15,924		33,865	—
Net cash provided (used) by financing activities	236,973	7,940	(483)	40,252	284,682
Effect of exchange rate changes on cash and cash equivalents	342	(129)	(93)		120
Net increase (decrease) in cash and cash equivalents	104,602	(4,523)	(211)	—	99,868
Cash and cash equivalents at beginning of period	19,238	11,693	1,466	—	32,397
Cash and cash equivalents at end of period	$123,840	$7,170	$1,255	$—	$132,265

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Six Months Ended March 25, 2017
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(43,383)	$(7,352)	$(41,431)	$(4,076)	$(96,242)
Additions to property, plant and equipment	(4,357)	(413)	(22,024)	—	(26,794)
Payments to acquire companies, net of cash acquired	(60,042)	—		—	(60,042)
Change in restricted cash and cash equivalents	(78)	—	—	—	(78)
Proceeds from sale of plant assets	2		8,266		8,268
Investments	(2,000)				(2,000)
Other investing activities	(1,395)				(1,395)
Intercompany investing activities	(14,089)	—	50,108	(36,019)	—
Net cash used by investing activities	(81,959)	(413)	36,350	(36,019)	(82,041)
Repayments under revolving line of credit	(115,000)	—		—	(115,000)
Borrowings under revolving line of credit	216,000	—	—	—	216,000
Repayments under long-term debt	(88)	—	(361)	—	(449)
Issuance of long-term debt	—	—	—	—	—
Excess tax benefits from stock-based awards	13,166	—	—	—	13,166
Repurchase of common stock	(20,172)		—		(20,172)
Distribution to parent	—	(4,076)	—	4,076	—
Distribution to noncontrolling interest	—	(1,019)	—	—	(1,019)
Payment of contingent consideration	—	—	(894)	—	(894)
Intercompany financing activities	(49,895)	7,830	6,046	36,019	—
Net cash provided (used) by financing activities	44,011	2,735	4,791	40,095	91,632
Effect of exchange rates on cash	(335)	99	74	—	(162)
Net decrease in cash and cash equivalents	(81,666)	(4,931)	(216)	—	(86,813)
Cash and cash equivalents at beginning of year	82,158	9,695	1,129	—	92,982
Cash and cash equivalents at end of year	$492	$4,764	$913	$—	$6,169

13.	Contingencies

The Company may from time to time become involved in legal proceedings in the ordinary course of business. Currently, the Company is not a party to any legal proceedings that management believes would have a material effect on the Company’s financial position or results of operations.

14.	Subsequent Events

  On April 2, 2018, Central acquired all of the business assets of General Pet Supply, a leading Midwestern U.S. supplier of pet food and supplies. The acquisition will broaden Central's national pet supplies distribution footprint, expand its food distribution business, and provide the Company with access to the veterinary channel.

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
Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, and other herbicides, insecticide and pesticide products; fertilizers; live plants and decorative outdoor lifestyle products including pottery, trellises and other wood products. These products are sold under the brands AMDRO®, Ironite®, Pennington®, and Sevin®, as well as a number of other brand names including Lilly Miller®, Over-N-Out®, Smart Seed® and The Rebels®.
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

Recent Developments
Fiscal 2018 Second Quarter Financial Performance:

•	Net sales increased $43.2 million, or 7.6%, from the prior year quarter to $613.1 million. Pet segment sales increased $23.3 million, and Garden segment sales increased $19.9 million.

•	Organic net sales increased 6.1%. Organic net sales increased 6.3% in our Pet segment and 5.8% in our Garden Segment.

•	Gross profit increased $11.0 million, and gross margin declined 50 basis points to 31.7%.

•	Selling, general & administrative expense increased $9.0 million to $128.7 million.

•	Operating income increased $1.9 million, or 3.0%, from the prior year quarter, to $65.8 million in the second quarter of fiscal 2018.

•	Our net income in the second quarter of fiscal 2018 was $45.2 million, or $0.86 per diluted share, compared to $34.7 million, or $0.67 per diluted share, in the second quarter of fiscal 2017.

Bell Nursery
In March 2018, we purchased Bell Nursery, a leading grower and distributor of live flowers and plants in the mid-Atlantic region of the United States for approximately $62 million and contingent consideration up to $10 million. The acquisition is expected to complement our existing garden portfolio.

Subsequent Event
General Pet Supply
In April 2018, we purchased the business assets of General Pet Supply, a leading Midwestern U.S. supplier of pet food and supplies. The acquisition is expected to broaden our national pet supplies distribution footprint and expand our pet food distribution business.

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

The non-GAAP adjustments reflect the following:

(1)
Transitional impact of U.S. Tax Reform: As a result of the Tax Reform Act, during the first quarter of fiscal 2018, the Company recorded a provisional tax benefit of $16.3 million due to the remeasurement of its deferred tax assets and liabilities. We have excluded only this transitional impact and have not included in the adjustment the ongoing impact of the lower U.S. statutory rate on our current year earnings.

(2)
During the first quarter of fiscal 2017, we recorded a $2.0 million gain in our Garden segment from the sale of a distribution facility resulting from rationalizing our facilities to reduce excess capacity. This adjustment was recorded as part of selling, general and administrative costs in the condensed consolidated statements of operations.

Operating Income Reconciliation		GAAP to Non-GAAP Reconciliation (in thousands) For the Six Months Ended
		Consolidated		Garden
		March 31, 2018	March 25, 2017	March 31, 2018	March 25, 2017
GAAP operating income		$88,307	$83,798	$53,046	$48,681
Gain on sale of distribution facility	(2)	—	(2,050)	—	(2,050)
Non-GAAP operating income		$88,307	$81,748	$53,046	$46,631
GAAP operating margin		8.4%	8.5%	13.0%	12.6%
Non-GAAP operating margin		8.4%	8.3%	13.0%	12.0%

		GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Six Months Ended
Net Income and Diluted Net Income Per Share Reconciliation		March 31, 2018	March 25, 2017
GAAP net income attributable to Central Garden & Pet		$71,481	$42,321
Gain on sale of distribution facility	(2)	—	(2,050)
Tax effect of sale of distribution facility adjustment		—	757
Tax effect of revaluation of deferred tax amounts	(1)	16,343	—
Total impact on net income from non-GAAP adjustments		16,343	(1,293)
Non-GAAP net income attributable to Central Garden & Pet		$55,138	$41,028
GAAP diluted net income per share		$1.36	$0.82
Non-GAAP diluted net income per share		$1.05	$0.79
Shares used in GAAP and non-GAAP diluted net earnings per share calculation		52,693	51,911
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

	GAAP to Non-GAAP Reconciliation (in millions) For the Three Months Ended March 31, 2018
	Consolidated		Pet Segment		Garden Segment
		Percent change		Percent change		Percent change

Reported net sales - Q2 FY18 (GAAP)	$613.1		$321.7		$291.4
Reported net sales - Q2 FY17 (GAAP)	569.9		298.4		271.5
Increase in net sales	43.2	7.6%	23.3	7.8%	19.9	7.3%
Effect of acquisition and divestitures on increase in net sales	8.6		4.4		4.2
Increase in organic net sales - Q2 2018	$34.6	6.1%	$18.9	6.3%	$15.7	5.8%

	GAAP to Non-GAAP Reconciliation (in millions) For the Six Months Ended March 31, 2018
	Consolidated		Pet Segment		Garden Segment
		Percent change		Percent change		Percent change
Reported net sales - Q2 FY18 (GAAP)	$1,055.1		$646.7		$408.4
Reported net sales - Q2 FY17 (GAAP)	989.4		602.4		387.0
Increase in net sales	65.7	6.6%	44.3	7.4%	21.4	5.5%
Effect of acquisition and divestitures on increase in net sales	26.3		22.1		4.2
Increase in organic net sales	$39.4	4.0%	$22.2	3.7%	$17.2	4.4%

Results of Operations
Three Months Ended March 31, 2018
Compared with Three Months Ended March 25, 2017
Net Sales
Net sales for the three months ended March 31, 2018 increased $43.2 million, or 7.6%, to $613.1 million from $569.9 million for the three months ended March 25, 2017. Organic net sales, which excludes the impact of acquisitions and divestitures in the last 12 months, increased $34.6 million, or 6.1%, as compared to the fiscal 2017 quarter. Our branded product sales increased $40.4 million, and sales of other manufacturers’ products increased $2.8 million.
Pet net sales increased $23.3 million, or 7.8%, to $321.7 million for the three months ended March 31, 2018 from $298.4 million for the three months ended March 25, 2017. The increase in net sales was due primarily to organic sales growth. Pet organic net sales increased $18.9 million, or 6.3%. Organic net sales increased due primarily to volume-based sales increases in our Dog & Cat category, our Pet distribution business and our Wild Bird Feed business, partially offset by decreased sales in our Animal Health business which was negatively impacted by timing and weather. Pet branded product sales increased $16.9 million, and sales of other manufacturers' products increased $6.4 million.
Garden net sales increased $19.9 million, or 7.3%, to $291.4 million for the three months ended March 31, 2018 from $271.5 million for the three months ended March 25, 2017. The increase in net sales was due primarily to organic sales growth. Garden organic net sales increased $15.7 million, or 5.8%. Organic net sales increased due primarily to volume-based sales increases in our controls & fertilizer and grass seed businesses, partially offset by a decrease in sales of other manufacturers’ products. Branded sales increased $23.5 million, and sales of other manufacturers' products decreased $3.6 million.

Gross Profit
Gross profit for the three months ended March 31, 2018 increased $11.0 million, or 6.0%, to $194.5 million from $183.5 million for the three months ended March 25, 2017. Gross margin declined 50 basis points to 31.7% for the three months ended March 31, 2018 from 32.2% for the three months ended March 25, 2017. Both operating segments contributed to the increase in gross profit while the decline in the gross margin was due to a decreased gross margin in our Pet segment.
The gross profit increase in Garden was due to a $19.9 million increase in net sales and a slightly improved gross margin due primarily to improved grass seed production efficiencies as we moved more production in-house. The increase in gross profit in Pet was due to a $23.3 million increase in net sales which was partially offset by a lower gross margin. The lower Pet gross margin was due primarily to product mix, as the sales increase was in product categories that typically carry lower gross margins for us, and weather, as colder temperatures impacted our Animal Health business. Increased material and transportation costs also negatively impacted the Pet gross margin.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $9.0 million, or 7.5%, to $128.7 million for the three months ended March 31, 2018 from $119.7 million for the three months ended March 25, 2017. Selling, general and administrative expenses increased in both operating segments and at Corporate in the current year quarter but as a percentage of net sales, selling, general and administrative expenses remained flat at 21.0% for the three months ended March 31, 2018, and in the comparable prior year quarter.
Selling and delivery expense increased $5.4 million, or 8.4%, to $69.6 million for the three months ended March 31, 2018 from $64.2 million for the three months ended March 25, 2017. The increase in selling and delivery was principally in our Pet segment due primarily to higher delivery expense in support of our increased sales and increased transportation costs, and, secondarily to increased merchandising expense to support our store-within-a-store concept. Additionally, both Garden and Pet had increased expenses related to their recent acquisitions.
Warehouse and administrative expense increased $3.6 million, or 6.5%, to $59.1 million for the quarter ended March 31, 2018 from $55.5 million for the three months ended March 25, 2017. Increased expense in both operating segments resulted from acquisitions made less than a year ago. Additionally, Pet had increased expenses related to warehouse and facility transitions to support increased sales. Corporate expenses increased due primarily to increased third-party expenses related to acquisitions and increased medical insurance expenses. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income increased $1.9 million to $65.8 million for the three months ended March 31, 2018 from $63.9 million for the three months ended March 25, 2017. The favorable impact of increased sales of $43.2 million was partially offset by a 50 basis point decrease in gross margin and a $9.0 million increase in selling, general and administrative costs. Operating margin decreased to 10.7% for the three months ended March 31, 2018 from 11.2% for the three months ended March 25, 2017 due to the 50 basis point decline in gross margin in the current year quarter.
Pet operating income decreased $1.9 million, or 5.4%, to $32.8 million for the three months ended March 31, 2018 from $34.7 million for the three months ended March 25, 2017. The decrease was due to a lower gross margin and an increase in selling, general and administrative expenses as a percentage of net sales, partially offset by increased sales. Pet operating margin decreased to 10.2% for the three months ended March 31, 2018 from 11.6% for the three months ended March 25, 2017 due to the lower gross margin and a slight increase in selling, general and administrative expenses as a percentage of net sales.
Garden operating income increased $4.7 million to $50.7 million for the three months ended March 31, 2018 from $46.0 million for the three months ended March 25, 2017. Garden operating margin increased to 17.4% for the three months ended March 31, 2018 from 16.9% for the three months ended March 25, 2017. Both Garden operating income and operating margin improved over the prior year quarter, reflecting increased sales and improvements in gross margin and selling, general and administrative expenses as a percentage of net sales.
Corporate operating expense increased $0.8 million to $17.7 million in the current year quarter from $16.8 million in the fiscal 2017 quarter due primarily to higher third party service provider expenses associated with to acquisition-related work and increased medical insurance expenses.

Net Interest Expense
Net interest expense for the three months ended March 31, 2018 increased $3.1 million, or 44.9%, to $9.9 million from $6.8 million for the three months ended March 25, 2017. The increase in interest expense was due to higher average debt outstanding during the current year quarter partially offset by increased interest income from earnings on excess cash due to our higher cash balance during the quarter. Both the increase in average debt outstanding and higher cash balance during the current year quarter were due to our issuance in December 2017 of $300 million aggregate principal amount 5.125% senior notes due February 2028.
Debt outstanding on March 31, 2018 was $691.1 million compared to $496.2 million as of March 25, 2017.
Other Income (Expense)
Other income (expense) is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other income (expense) increased $2.5 million to $1.5 million of income for the quarter ended March 31, 2018, from an expense of $1.0 million for the quarter ended March 25, 2017. The increase was due primarily to increased earnings from one of our investments that we did not own in the prior year quarter that is seasonal in nature, partially offset by increased losses from a separate investment in a start-up business.
Income Taxes
Our effective income tax rate was 20.3% for the quarter ended March 31, 2018 compared to 37.1% for the quarter ended March 25, 2017. The lower effective income tax rate in the current year quarter was due primarily to the impact of the December 2017 enactment of the Tax Reform Act and our adoption of ASU 2016-09, Stock Compensation at the beginning of our fiscal 2018. The Tax Reform Act , among numerous provisions, included the reduction of the corporate federal income tax rate from 35% to 21%, effective January 1, 2018. As a result of ASU 2016-09, we now record excess tax benefits resulting from stock compensation in the provision for income taxes. For the current year quarter, this resulted in a further reduction of approximately three million dollars of income tax expense. We do not expect this level of excess tax benefits to reoccur during the remaining quarters in fiscal 2018, and although we believe unlikely during fiscal 2018, it is possible for the impact of ASU 2016-09 to have a negative impact on our tax rate in the future.
We expect our effective tax rate to be approximately 27% in fiscal 2018, excluding the impact of discrete items which include the revaluation of our deferred tax accounts and the adoption of ASU 2016-09, stock compensation.
Net Income and Earnings Per Share
Our net income in the second quarter of fiscal 2018 was $45.2 million, or $0.86 per diluted share, compared to $34.7 million, or $0.67 per diluted share, in the second quarter of fiscal 2017.

Six Months Ended March 31, 2018
Compared with Six Months Ended March 25, 2017
Net Sales
Net sales for the six months ended March 31, 2018 increased $65.7 million, or 6.6%, to $1,055.1 million from $989.4 million for the six months ended March 25, 2017. Organic net sales increased $39.4 million, or 4.0%, as compared to the prior year six month period. Our branded product sales increased $57.5 million, and sales of other manufacturers’ products increased $8.2 million.
Pet net sales increased $44.3 million, or 7.4%, to $646.7 million for the six months ended March 31, 2018 from $602.4 million for the six months ended March 25, 2017. Pet organic net sales increased $22.2 million, or 3.7%, due primarily to volume-based increases in our dog & cat category and our Pet distribution business related to increased sales in the grocery store channel. Net sales increased $22.1 million due to the impact of acquisitions and divestitures completed in the last 12 months. Pet branded product sales increased $33.5 million, due primarily to an acquisition made in the prior 12 months, and, to a lesser extent, to the organic net sales growth which was primarily in our dog & cat category. Sales of other manufacturer's products increased $10.8 million due primarily to increased sales in the grocery store channel.
Garden net sales increased $21.4 million, or 5.5%, to $408.4 million for the six months ended March 31, 2018 from $387.0 million for the six months ended March 25, 2017. Garden branded product sales increased $24.0 million, and sales of other manufacturers’ products decreased $2.6 million. Garden organic net sales increased $17.2 million, or 4.4%, due primarily to volume-based sales increases of $14.0 million in our controls & fertilizer business and $6.0 million in our grass seed business partially offset by decreased sales of other manufacturers products.
Gross Profit
Gross profit for the six months ended March 31, 2018 increased $22.1 million, or 7.3%, to $326.3 million from $304.2 million for the six months ended March 25, 2017. Both operating segments contributed to the increased gross profit. Gross margin increased 20 basis points to 30.9% for the six months ended March 31, 2018 from 30.7% for the six months ended March 25, 2017. A gross margin increase in Garden was partially offset by a gross margin decrease in Pet.
Pet segment gross profit increased due to the higher net sales partially offset by a reduced gross margin. The lower gross margin in Pet was due primarily to an unfavorable sales mix as increased sales were in lower margin product categories.
Garden segment gross profit increased due to higher net sales and an improved gross margin. The higher gross margin in Garden was due to a favorable mix as increased sales were in higher margin product categories and to cost saving initiatives and product efficiency gains resulting from bringing more production in-house.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $17.6 million, or 8.0%, to $238.0 million for the six months ended March 31, 2018 from $220.4 million for the six months ended March 25, 2017. As a percentage of net sales, selling, general and administrative expenses increased to 22.6% for the six months ended March 31, 2018, from 22.3% for the comparable prior year six month period. Excluding a $2.0 million gain from the sale of a distribution facility, which is included within warehouse and administrative expenses, the increase in selling, general and administrative expense would have been $15.5 million and as a percentage of net sales, selling, general and administrative expense would have been 22.5%. Both operating segments and Corporate reflected increased selling, general and administrative expenses in the current year six month period as compared to the prior year six month period.
Selling and delivery expense increased $8.9 million, or 7.8%, to $123.5 million for the six months ended March 31, 2018 from $114.6 million for the six months ended March 25, 2017. The increase was due primarily to recent acquisitions and secondarily to increased selling and delivery expenses in support of our increased sales.
Warehouse and administrative expense increased $8.7 million, or 8.2%, to $114.5 million for the six months ended March 31, 2018 from $105.8 million for the six months ended March 25, 2017. Excluding a $2.0 million gain from the sale of a distribution facility, warehouse and administrative expense increased $6.6 million. Increased expense in both operating segments was due primarily to the two recent acquisitions. Additionally, the Garden prior year expense was reduced by a $2.0 million gain from the sale of a distribution facility. The increase at Corporate was due primarily to increased medical insurance expenses. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and information technology functions.

Operating Income
Operating income increased $4.5 million to $88.3 million for the six months ended March 31, 2018 from $83.8 million for the six months ended March 25, 2017. Our operating margin declined to 8.4% for the six months ended March 31, 2018 from 8.5% for the six months ended March 25, 2017. Increased sales of $65.7 million, and a 20 basis point gross margin improvement partially offset by a 30 basis point decrease in selling, general and administrative expense as a percent of net sales contributed to our improved operating income and operating margin. Operating income, adjusted for the gain on the distribution facility in the prior year, increased $6.6 million and operating margin improved from 8.3% in the prior six month period to 8.4% in the current six month period.
Pet operating income increased $0.9 million, or 1.3%, to $69.0 million for the six months ended March 31, 2018 from $68.1 million for the six months ended March 25, 2017. The increase was due primarily to increased sales partially offset by a lower gross margin and increased selling, general and administrative expenses. Our Pet operating margin declined to 10.7% for the six months ended March 31, 2018 from 11.3% for the six months ended March 25, 2017 due to a lower gross margin and increased selling general and administrative expense as a percent of net sales. These changes were due primarily to an unfavorable sales mix and an acquisition made in the second half of fiscal 2017.
Garden operating income increased $4.4 million, or 9.0%, to $53.0 million for the six months ended March 31, 2018 from $48.6 million in the six months ended March 25, 2017. Increased sales, and an improved gross margin were partially offset by increased selling, general and administrative expenses, which included a $2.0 million gain from the sale of a distribution facility in the prior year, resulted in the improved operating margin.
Corporate operating expenses increased $0.8 million to $33.7 million in the current six month period from $32.9 million in the comparable fiscal 2017 period due primarily to increased medical insurance expense.
Net Interest Expense
Net interest expense for the six months ended March 31, 2018 increased $3.4 million, or 25.2%, to $17.1 million from $13.7 million for the six months ended March 25, 2017. The increase in interest expense was due to higher average debt outstanding during the current year six-month period. In December 2017, we issued $300 million aggregate principal amount of 5.125% senior notes due February 2028.
Debt outstanding on March 31, 2018 was $691.1 million compared to $496.2 million as of March 25, 2017. Our average borrowing rate for the current six month period decreased to 5.7% from 6.1% for the prior year six month period.
Other Expense
Other expense decreased $0.3 million to $1.6 million for the six months ended March 31, 2018, from $1.9 million for the six months ended March 25, 2017. Increased earnings in the second fiscal quarter from a seasonal business investment and a gain in foreign currency exchange were partially offset by increased losses related to an investment in a start-up business. Other expense is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses.
Income Taxes
For the six months ended March 31, 2018, we had an income tax benefit of $2.6 million versus income tax expense of $25.2 million and an effective tax rate of 36.9% for the six months ended March 25, 2017.
Three items impacted our income tax in the six month period ended March 31, 2018:
•The revaluation of net long-term deferred tax liabilities as a result of the Tax Reform Act
•A lower expected corporate federal income tax rate for three of our four quarters of our 2018 fiscal year
•The adoption of ASU 2016-09, Stock Compensation
On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”).  This guidance allows registrants a “measurement period,” not to exceed one year from the date of enactment, to complete their accounting for the tax effects of the Tax Reform Act.  Registrants should reflect adjustments over subsequent periods as they are able to refine their estimates and complete their accounting for the tax effects of the Tax Reform Act.  We have made reasonable estimates and recorded provisional amounts within the meaning of SAB 118.  In subsequent periods, but within the measurement period, we will analyze that guidance and other necessary information to refine our estimates and complete our accounting for the tax effects of the Tax Reform Act.

Additionally, we adopted ASU 2016-09 during the quarter ended December 30, 2017. As a result, we now record excess tax benefits resulting from stock compensation in the provision for income taxes. For the six month period ended March 31, 2018, this resulted in a further reduction of approximately four million dollars of income tax expense.
Our federal corporate tax rate for fiscal 2018 has declined to approximately 24.5% from 35% in fiscal 2017. The effective tax rate for the six months ended March 31, 2018 is a blended rate that reflects the estimated benefit of three quarters of federal tax rate reductions for fiscal 2018. We expect our effective tax rate to be approximately 27% in fiscal 2018, excluding the impact of discrete items which includes the revaluation of our deferred tax accounts and the adoption of ASU 2016-09, stock compensation.
The results for the six month period ended March 31, 2018 include the impact of the December 2017 enactment of the Tax Reform Act which, among numerous provisions, included the reduction of the corporate federal income tax rate from 35% to 21%, effective January 1, 2018. As a result, we recorded a provisional tax benefit of $16.3 million in the quarter ended December 30, 2017, due to the remeasurement of our net long-term deferred tax liabilities.

Net Income and Earnings Per Share
Our net income for the six month period ended March 31, 2018 was $71.5 million, or $1.36 per diluted share, compared to $42.3 million, or $0.82 per diluted share, for the six month period ended March 25, 2017.
Adjusting for the provisional impact of the Tax Reform Act on our deferred tax accounts in the first quarter of fiscal 2018 and for the gain from the sale of a distribution facility in the first quarter of fiscal 2017, our net income for the six month period ended March 31, 2018 was $55.1 million, or $1.05 per diluted share, compared to $41.0 million or $0.79 per share for the six month period ended March 25, 2017.
We have adjusted for the provisional transitional impact on our deferred tax accounts of the Tax Reform Act. The adjustment does not include the ongoing impacts of the lower U.S. statutory rate on current year earnings.
The final impact of the Tax Reform Act may differ due to, among other things, changes in interpretations, assumptions made by us, the issuance of additional guidance, and actions we may take as a result of the Tax Reform Act.

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
Operating Activities
Net cash used by operating activities decreased by $2.2 million, from $96.2 million for the six months ended March 25, 2017, to $94.0 million for the six months ended March 31, 2018. The decrease in cash used was due primarily to changes in our working capital accounts for the period ended March 31, 2018, as compared to the prior year period, as the increase in net income for the six months ended March 31, 2018 was partially offset by the non-cash effects of the impact of the Tax Reform Act as described in Note 1.
Investing Activities
Net cash used in investing activities increased $9.0 million, from $82.0 million for the six months ended March 25, 2017 to $91.0 million during the six months ended March 31, 2018. The increase in cash used in investing activities was due primarily to increased acquisition and investment activity in the current year compared to the prior year, partially offset by a $9.2 million decrease in capital expenditures during the current year. During the second quarter of fiscal 2018, we acquired Bell Nurseries for approximately $62 million. During the first fiscal quarter of 2017, we acquired Segrest Inc., a wholesaler of aquarium fish, for total aggregate consideration of $60 million. The acquisition activity in 2017 was partially offset by proceeds from the sale of a small veterinary division and a distribution facility in our Garden segment during the first fiscal quarter of 2017.

Financing Activities
Net cash provided by financing activities increased $193.1 million, from $91.6 million for the six months ended March 25, 2017, to $284.7 million for the six months ended March 31, 2018. The increase in cash provided by financing activities was due primarily to our December 2017 issuance of $300 million aggregate principal amount 5.125% senior notes due February 2028, partially offset by deferred financing costs of approximately $4.8 million associated with this issuance. There were also $101.0 million of borrowings outstanding under our revolving credit facility in the prior year period that were not outstanding during the current year period.
We expect that our principal sources of funds will be cash generated from our operations and, if necessary, borrowings under our $400 million asset backed revolving credit facility. Based on our anticipated cash needs, availability under our asset backed revolving credit facility and the scheduled maturity of our debt, we believe that our sources of liquidity should be adequate to meet our working capital, capital spending and other cash needs for at least the next 12 months. However, we cannot assure you that these sources will continue to provide us with sufficient liquidity and, should we require it, that we will be able to obtain financing on terms satisfactory to us, or at all.
We believe that cash flows from operating activities, funds available under our asset backed loan facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital and capital expenditure requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $40 to $45 million in fiscal 2018.
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
At March 31, 2018, our total debt outstanding was $691.1 million, as compared with $496.2 million at March 25, 2017.

Senior Notes
$300 Million 5.125% Senior Notes
On December 14, 2017, we issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 . We will use the net proceeds from the offering to finance future acquisitions and for general corporate purposes.
We incurred approximately $4.8 million of debt issuance costs in conjunction with this transaction, which included underwriter fees and legal, accounting and rating agency expenses. The debt issuance costs are being amortized over the term of the 2028 Notes.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of March 31, 2018.
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
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of March 31, 2018.
Asset-Based Loan Facility Amendment
In April 2016, we entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if we exercise the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on April 22, 2021. We may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of March 31, 2018, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $3.3 million outstanding as of March 31, 2018.

The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of March 31, 2018, the borrowing base and remaining borrowing availability was $354.3 million. Borrowings under the Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on our consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25% - 1.5%, and was 1.25% as of March 31, 2018, and such applicable margin for Base Rate borrowings fluctuates between 0.25% - 0.5%, and was 0.25% as of March 31, 2018. As of March 31, 2018, the applicable interest rate related to Base Rate borrowings was 5.0%, and the applicable interest rate related to LIBOR-based borrowings was 3.1%.
We incurred approximately $1.2 million of debt issuance costs in conjunction with this transaction, which included underwriter fees, legal and accounting expenses. The debt issuance costs will be amortized over the term of the Credit Facility.
The Credit Facility contains customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all of our assets. We were in compliance with all financial covenants under the Credit Facility during the period ended March 31, 2018.
Off-Balance Sheet Arrangements
There have been no material changes to the information provided in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 regarding off-balance sheet arrangements.
Contractual Obligations
Except for the issuance of our 2028 Notes and the contingent consideration related to the Bell Nursery acquisition, there have been no material changes outside the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.
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

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and principal financial officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of March 31, 2018.
(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and our principal financial officer have evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2018. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended March 31, 2018 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
December 31, 2017 - February 3, 2018	2,876	(2)	$36.94	—	$34,968,000
February 4, 2018 - March 3, 2018	46,499	(2)	$37.27	—	$34,968,000
March 4, 2018 - March 31, 2018	50,829	(2)	$40.01	—	$34,968,000
Total	100,204		$38.65	—	$34,968,000

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

Dated: May 9, 2018

/s/ GEORGE C. ROETH
George C. Roeth
President and Chief Executive Officer
(Principal Executive Officer)

/s/ NICHOLAS LAHANAS
Nicholas Lahanas
Chief Financial Officer
(Principal Financial Officer)