Form 10-Q
period 2018-06-30
CENTRAL GARDEN & PET CO
filed 2018-08-03
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 27, 2018	12,145,135
Class A Common Stock Outstanding as of July 27, 2018	38,400,485
Class B Stock Outstanding as of July 27, 2018	1,652,262

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
•potential impacts of tariffs or trade war;
•litigation and product liability claims;
•regulatory issues;
•the impact of product recalls;
•risk associated with litigation arising from our business;
•potential costs and risks associated with actual or potential cyber attacks;
•the impact of the U.S. Tax Cuts and Jobs Act;
•the voting power associated with our Class B stock; and
•potential dilution from issuance of authorized shares.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2018	June 24, 2017	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$204,388	$14,473	$32,397
Restricted cash	13,978	10,999	12,645
Accounts receivable (less allowance for doubtful accounts of $22,021, $21,277 and $21,436)	348,781	279,504	237,868
Inventories	428,007	383,449	382,101
Prepaid expenses and other	26,735	21,558	18,045
Total current assets	1,021,889	709,983	683,056
Land, buildings, improvements and equipment—net	211,817	177,784	180,913
Goodwill	268,243	230,385	256,275
Other intangible assets—net	138,610	90,004	116,067
Other assets	67,846	113,185	70,595
Total	$1,708,405	$1,321,341	$1,306,906
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$108,129	$106,408	$103,283
Accrued expenses	122,897	112,091	116,549
Current portion of long-term debt	119	375	375
Total current liabilities	231,145	218,874	220,207
Long-term debt	691,741	435,074	395,278
Deferred taxes and other long-term obligations	40,798	38,386	54,279
Equity:
Common stock, $0.01 par value: 12,145,135, 12,160,023, and 12,160,023 shares outstanding at June 30, 2018, June 24, 2017 and September 30, 2017	121	122	122
Class A common stock, $0.01 par value: 38,373,324, 37,933,970 and 38,019,736 shares outstanding at June 30, 2018, June 24, 2017 and September 30, 2017	384	379	380
Class B stock, $0.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	392,412	392,995	396,790
Accumulated earnings	352,355	235,070	239,329
Accumulated other comprehensive loss	(1,153)	(1,487)	(951)
Total Central Garden & Pet Company shareholders’ equity	744,135	627,095	635,686
Noncontrolling interest	586	1,912	1,456
Total equity	744,721	629,007	637,142
Total	$1,708,405	$1,321,341	$1,306,906
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 24, 2017	June 30, 2018	June 24, 2017
Net sales	$657,943	$574,592	$1,713,048	$1,564,014
Cost of goods sold and occupancy	455,879	391,319	1,184,690	1,076,534
Gross profit	202,064	183,273	528,358	487,480
Selling, general and administrative expenses	141,245	125,340	379,232	345,749
Operating income	60,819	57,933	149,126	141,731
Interest expense	(10,597)	(7,273)	(28,577)	(20,976)
Interest income	584	53	1,464	99
Other income (expense)	2,126	1,626	542	(306)
Income before income taxes and noncontrolling interest	52,932	52,339	122,555	120,548
Income tax expense	11,395	19,450	8,802	44,621
Income including noncontrolling interest	41,537	32,889	113,753	75,927
Net income (loss) attributable to noncontrolling interest	(8)	641	727	1,358
Net income attributable to Central Garden & Pet Company	$41,545	$32,248	$113,026	$74,569
Net income per share attributable to Central Garden & Pet Company:
Basic	$0.81	$0.64	$2.22	$1.49
Diluted	$0.79	$0.62	$2.15	$1.44
Weighted average shares used in the computation of net income per share:
Basic	51,134	50,507	50,938	50,084
Diluted	52,575	51,825	52,670	51,769
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 24, 2017	June 30, 2018	June 24, 2017
Income including noncontrolling interest	$41,537	$32,889	$113,753	$75,927
Other comprehensive income (loss):
Foreign currency translation	(480)	172	(202)	(193)
Total comprehensive income	41,057	33,061	113,551	75,734
Comprehensive income (loss) attributable to noncontrolling interest	(8)	641	727	1,358
Comprehensive income attributable to Central Garden & Pet Company	$41,065	$32,420	$112,824	$74,376
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	June 30, 2018	June 24, 2017
Cash flows from operating activities:
Net income	$113,753	$75,927
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	34,872	31,374
Amortization of deferred financing costs	1,290	1,021
Stock-based compensation	8,567	8,189
Excess tax benefits from stock-based awards	—	(17,205)
Deferred income taxes	(13,447)	10,420
(Gain) loss on sale of property and equipment	(18)	96
Gain on sale of facility	—	(2,050)
Other	2,732	1,241
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	(101,608)	(74,234)
Inventories	(14,856)	(17,347)
Prepaid expenses and other assets	(14,290)	11,774
Accounts payable	(1,113)	2,901
Accrued expenses	216	10,629
Other long-term obligations	1,664	(88)
Net cash provided by operating activities	17,762	42,648
Cash flows from investing activities:
Additions to property and equipment	(27,003)	(37,087)
Payments to acquire companies, net of cash acquired	(86,777)	(106,821)
Proceeds from the sale of business, facility and other assets	—	8,301
Change in restricted cash	(1,333)	(89)
Investments	(8,048)	(11,495)
Other investing activities	(2,655)	(2,735)
Net cash used in investing activities	(125,816)	(149,926)
Cash flows from financing activities:
Repayments of long-term debt	(395)	(456)
Proceeds from issuance of long-term debt	300,000	—
Borrowings under revolving line of credit	23,000	456,000
Repayments under revolving line of credit	(23,000)	(416,000)
Repurchase of common stock, including shares surrendered for tax withholding	(12,942)	(25,654)
Payment of contingent consideration liability	(204)	(1,222)
Distribution to noncontrolling interest	(1,597)	(1,019)
Payment of financing costs	(4,770)	—
Excess tax benefits from stock-based awards	—	17,205
Net cash provided by financing activities	280,092	28,854
Effect of exchange rate changes on cash and cash equivalents	(47)	(85)
Net increase (decrease) in cash and cash equivalents	171,991	(78,509)
Cash and equivalents at beginning of period	32,397	92,982
Cash and equivalents at end of period	$204,388	$14,473
Supplemental information:
Cash paid for interest	$26,297	$27,075
Cash paid for income taxes	$18,474	$5,414
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended June 30, 2018
(Unaudited)

1.	Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of June 30, 2018 and June 24, 2017, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three and nine months ended June 30, 2018 and June 24, 2017 and the condensed consolidated statements of cash flows for the nine months ended June 30, 2018 and June 24, 2017 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
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
Due to the seasonal nature of the Company’s garden business, the results of operations for the three and nine months ended June 30, 2018 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2017 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 30, 2017 balance sheet presented herein was derived from the audited financial statements.
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
Restricted Cash
Restricted cash includes cash and highly liquid instruments that are used as collateral for stand-alone letter of credit agreements related to normal business transactions. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The amount of cash collateral in these segregated accounts was approximately $14.0 million, $11.0 million and $12.6 million as of June 30, 2018, June 24, 2017 and September 30, 2017, respectively, and is reflected in restricted cash on the condensed consolidated balance sheets.
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

The majority of the Company's revenue is generated from sales of pet and garden products, which will continue to be recognized when control of the goods is transferred to the customer. The Company generally anticipates having substantially similar performance obligations under the amended guidance as compared with deliverables and units of account currently being recognized. The Company intends to make policy elections within the amended standard that are consistent with its current accounting. The Company does not expect the adoption of this amended standard to have a material impact on its condensed consolidated financial statements. The Company anticipates adopting this amended standard on a modified retrospective basis in its first quarter of fiscal 2019.
Leases
In February 2016, the FASB issued ASU 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. ASU 2016-02 is effective for the Company in its first quarter of fiscal 2020 on a modified retrospective basis and earlier adoption is permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements, and it currently expects that most of its operating lease commitments will be subject to the new standard and the Company will record material long-term operating lease liabilities and long-term right-of-use assets upon the adoption of ASU 2016-02.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-18). This ASU clarifies the presentation of restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending cash balances on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, or the Company's first quarter of fiscal 2019. The Company held restricted cash balances of $14.0 million, $11.0 million and $12.6 million as of June 30, 2018, June 24, 2017 and September 30, 2017, respectively. The Company does not anticipate the adoption of ASU 2016-18 will have a material impact on its consolidated financial statements and related disclosures.

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

As a result of the Tax Reform Act, the Company recorded a provisional tax benefit of $16.3 million due to the remeasurement of its deferred tax assets and liabilities in the three months ended December 30, 2017. The Company has not made any changes to this provisional tax benefit during the period ended June 30, 2018. This tax benefit represents provisional amounts and the Company’s current best estimates.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of June 30, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (a)	$—	$—	$7,645	$7,645
Total liabilities	$—	$—	$7,645	$7,645
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of June 24, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (a)	$—	$—	$4,095	$4,095
Total liabilities	$—	$—	$4,095	$4,095
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

The following table provides a summary of the changes in fair value of the Company's Level 3 financial instruments for the periods ended June 30, 2018 and June 24, 2017 (in thousands):

Amount
Balance September 30, 2017	$9,343
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	(1,494)
Performance-based payments	(204)
Balance June 30, 2018	$7,645

Amount
Balance September 24, 2016	$5,113
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	204
Performance-based payments	(1,222)
Balance June 24, 2017	$4,095
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended June 30, 2018 and June 24, 2017, the Company was not required to measure any significant non-financial assets and liabilities at fair value.
Fair Value of Other Financial Instruments
In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of June 30, 2018 was $278.7 million compared to a carrying value of $295.5 million.
In November 2015, the Company issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”). The estimated fair value of the Company’s 2023 Notes as of June 30, 2018, June 24, 2017 and September 30, 2017 was $414.5 million, $430.5 million and $427.9 million, respectively, compared to a carrying value of $395.8 million, $395.0 million and $395.2 million, respectively.

3.	Acquisitions
General Pet Supply
On April 2, 2018, the Company purchased all of the business assets of General Pet Supply, a leading Midwestern U.S. supplier of pet food and supplies for a purchase price of approximately $24.5 million. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $14.1 million, which is included in other assets in the Company’s condensed consolidated balance sheet as of June 30, 2018. The Company has not yet finalized the allocation of the purchase price to the fair value of the tangible assets, intangible assets and liabilities acquired. Financial results of General Pet Supply have been included in the results of operations within the Pet segment since the date of acquisition. The acquisition is expected to broaden Central's national pet supplies distribution footprint, expand its food distribution business, and provide the Company with access to the veterinary channel.
Bell Nursery Holdings, LLC
On March 12, 2018, the Company purchased Bell Nursery Holdings, LLC ("Bell"), a leading grower and distributor of live flowers and plants in the mid-Atlantic region of the United States, for a purchase price of approximately $61 million plus contingent consideration of up to $10 million. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $11.6 million, which is included in other assets in the condensed consolidated balance sheet as of June 30, 2018. The Company has not yet finalized the allocation of the purchase price to the fair value of the tangible assets, intangible assets and liabilities acquired. Financial results of Bell have been included in the results of operations within the Garden segment since the date of acquisition. The acquisition is expected to complement the Company's existing garden portfolio.
K&H Manufacturing
On April 28, 2017, the Company purchased K&H Manufacturing ("K&H"), a producer of premium pet supplies and the largest marketer of heated pet products in the country, for a purchase price of approximately $48.0 million. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $41.8 million, of which $29.2 million was allocated to identified intangible assets and approximately $12 million is included in goodwill in the Company’s condensed consolidated balance sheet as of June 30, 2018. Financial results of K&H have been included in the results of operations within the Pet segment since the date of acquisition. The following table summarizes the purchase price and recording of fair values of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments.

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
Proforma financial information has not been presented as the General Pet Supply, Bell and K&H acquisitions were not considered material to the Company's overall consolidated financial statements during the periods presented.

4.	Inventories, net
Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	June 30, 2018	June 24, 2017	September 30, 2017
Raw materials	$118,826	$118,097	$116,591
Work in progress	33,306	16,573	16,394
Finished goods	263,416	243,053	241,420
Supplies	12,459	5,726	7,696
Total inventories, net	$428,007	$383,449	$382,101

5.	Goodwill
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

6.	Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
			(in millions)
June 30, 2018
Marketing-related intangible assets – amortizable	$16.9	$(13.8)	$—	$3.1
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	87.5	(13.8)	(26.0)	47.7
Customer-related intangible assets – amortizable	115.7	(39.7)		76.0
Other acquired intangible assets – amortizable	22.1	(13.8)		8.3
Other acquired intangible assets – nonamortizable	7.8		(1.2)	6.6
Total	29.9	(13.8)	(1.2)	14.9
Total other intangible assets	$233.1	$(67.3)	$(27.2)	$138.6
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
			(in millions)
June 24, 2017
Marketing-related intangible assets – amortizable	$14.9	$(11.9)	$—	$3.0
Marketing-related intangible assets – nonamortizable	62.7	—	(26.0)	36.7
Total	77.6	(11.9)	(26.0)	39.7
Customer-related intangible assets – amortizable	64.3	(29.0)	—	35.3
Other acquired intangible assets – amortizable	20.8	(12.4)	—	8.4
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	28.6	(12.4)	(1.2)	15.0
Total other intangible assets	$170.5	$(53.3)	$(27.2)	$90.0
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
			(in millions)
September 30, 2017
Marketing-related intangible assets – amortizable	$16.9	$(12.7)	$—	$4.2
Marketing-related intangible assets – nonamortizable	62.7	—	(26.0)	36.7
Total	79.6	(12.7)	(26.0)	40.9
Customer-related intangible assets – amortizable	91.6	(32.2)	—	59.4
Other acquired intangible assets – amortizable	22.1	(12.9)	—	9.2
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	29.9	(12.9)	(1.2)	15.8
Total other intangible assets	$201.1	$(57.8)	$(27.2)	$116.1

Other acquired intangible assets include contract-based and technology-based intangible assets.
As part of its acquisition of K&H in the second quarter of fiscal 2017, the Company acquired approximately $7.9 million of indefinite-lived marketing- related intangible assets and $21.3 million of customer-related intangible assets, which will be amortized over a ten year life.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. Other factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in fiscal 2017 or during the nine months ended June 30, 2018, and accordingly, no impairment testing was performed on these assets.
The Company amortizes its acquired intangible assets with definite lives over periods ranging from 3 to 25 years; over weighted average remaining lives of 4 years for marketing-related intangibles, 10 years for customer-related intangibles and 11 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $2.9 million and $1.4 million for the three months ended June 30, 2018 and June 24, 2017, respectively, and $8.7 million and $4.3 million for the nine months ended June 30, 2018 and June 24, 2017, respectively, and is classified within operating expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $10 million per year from fiscal 2018 through fiscal 2022.
.

7.	Long-Term Debt
Long-term debt consists of the following:

	June 30, 2018	June 24, 2017	September 30, 2017
	(in thousands)
Senior notes, interest at 6.125%, payable semi-annually, principal due November 2023	$400,000	$400,000	$400,000
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	300,000	—	—
Unamortized debt issuance costs	(8,741)	(5,039)	(4,840)
Net carrying value	691,259	394,961	395,160
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.25% to 1.50% or Base Rate plus a margin of 0.25% to 0.50%, final maturity April 2021	—	40,000	—
Other notes payable	601	488	493
Total	691,860	435,449	395,653
Less current portion	(119)	(375)	(375)
Long-term portion	$691,741	$435,074	$395,278
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of June 30, 2018.
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
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of June 30, 2018.
Asset-Based Loan Facility Amendment
On April 22, 2016, the Company entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on April 22, 2021. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of June 30, 2018, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $3.3 million outstanding as of June 30, 2018.
The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of June 30, 2018, the borrowing base and remaining borrowing availability was $400.0 million. Borrowings under the Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25% - 1.50%, and was 1.25% as of June 30, 2018, and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.5%, and was 0.25% as of June 30, 2018. As of June 30, 2018, the applicable interest rate related to Base Rate borrowings was 5.3%, and the applicable interest rate related to LIBOR-based borrowings was 3.3%.
The Company incurred approximately $1.2 million of debt issuance costs in conjunction with this transaction, which included underwriter fees, legal and accounting expenses. The debt issuance costs are being amortized over the term of the Credit Facility.
The Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all assets of the Company. The Company was in compliance with all financial covenants under the Credit Facility during the quarter ended June 30, 2018.

8.	Supplemental Equity Information
The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest for the six months ended June 30, 2018 and June 24, 2017.

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
Balance September 30, 2017	$122	$380	$16	$396,790	$239,329	$(951)	$635,686	$1,456	$637,142
Comprehensive income					113,026	(202)	112,824	727	113,551
Amortization of share-based awards				6,865			6,865		6,865
Restricted share activity, including net share settlement	(1)	1		(7,135)			(7,135)		(7,135)
Issuance of common stock, including net share settlement of stock options		3		(4,108)			(4,105)		(4,105)
Distribution to Noncontrolling interest								(1,597)	(1,597)
Balance June 30, 2018	$121	$384	$16	$392,412	$352,355	$(1,153)	$744,135	$586	$744,721

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
Balance September 24, 2016	$120	$374	$16	$393,297	$160,501	$(1,294)	$553,014	$1,573	$554,587
Comprehensive income					74,569	(193)	74,376	1,358	75,734
Amortization of share-based awards				6,377			6,377		6,377
Restricted share activity, including net share settlement		(1)		(7,491)			(7,492)		(7,492)
Issuance of common stock, including net share settlement of stock options	2	6		(16,358)			(16,350)		(16,350)
Tax benefit on stock option exercise, net of tax deficiency				17,170			17,170		17,170
Distribution to Noncontrolling interest								(1,019)	(1,019)
Balance June 24, 2017	$122	$379	$16	$392,995	$235,070	$(1,487)	$627,095	$1,912	$629,007

9.	Stock-Based Compensation
The Company recognized share-based compensation expense of $8.6 million and $8.2 million for the nine months ended June 30, 2018 and June 24, 2017, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the nine months ended June 30, 2018 and June 24, 2017 was $2.4 million and $3.0 million, respectively.

10.	Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations.

	Three Months Ended			Nine Months Ended
	June 30, 2018			June 30, 2018
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Net income available to common shareholders	$41,545	51,134	$0.81	$113,026	50,938	$2.22
Effect of dilutive securities:
Options to purchase common stock		932	(0.01)		1,058	(0.05)
Restricted shares		509	(0.01)		674	(0.02)
Diluted EPS:
Net income available to common shareholders	$41,545	52,575	$0.79	$113,026	52,670	$2.15

	Three Months Ended			Nine Months Ended
	June 24, 2017			June 24, 2017
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Net income available to common shareholders	$32,248	50,507	$0.64	$74,569	50,084	$1.49
Effect of dilutive securities:
Options to purchase common stock		810	(0.01)		1,080	(0.03)
Restricted shares		508	(0.01)		605	(0.02)
Diluted EPS:
Net income available to common shareholders	$32,248	51,825	$0.62	$74,569	51,769	$1.44

Options to purchase 2.4 million shares of common stock at prices ranging from $6.43 to $38.10 per share were outstanding at June 30, 2018, and options to purchase 2.7 million shares of common stock at prices ranging from $6.43 to $31.76 per share were outstanding at June 24, 2017.

For each of the three month periods ended June 30, 2018 and June 24, 2017, options to purchase 0.6 million shares of common stock were outstanding but were not included in the computation of diluted earnings per share, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

For the nine months ended June 30, 2018 and June 24, 2017, options to purchase 0.6 million shares of common stock were outstanding but were not included in the computation of diluted earnings per share, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 24, 2017	June 30, 2018	June 24, 2017
Net sales:
Pet segment	$354,760	$313,437	$1,001,497	$915,876
Garden segment	303,183	261,155	711,551	648,138
Total net sales	$657,943	$574,592	$1,713,048	$1,564,014
Operating Income
Pet segment	39,242	36,092	108,202	104,143
Garden segment	40,929	38,369	93,975	87,050
Corporate	(19,352)	(16,528)	(53,051)	(49,462)
Total operating income	60,819	57,933	149,126	141,731
Interest expense - net	(10,013)	(7,220)	(27,113)	(20,877)
Other income (expense)	2,126	1,626	542	(306)
Income tax expense	11,395	19,450	8,802	44,621
Income including noncontrolling interest	41,537	32,889	113,753	75,927
Net income (loss) attributable to noncontrolling interest	(8)	641	727	1,358
Net income attributable to Central Garden & Pet Company	$41,545	$32,248	$113,026	$74,569
Depreciation and amortization:
Pet segment	$7,626	6,794	$21,715	$18,798
Garden segment	2,789	1,651	6,065	4,686
Corporate	2,172	2,585	7,092	7,890
Total depreciation and amortization	$12,587	$11,030	$34,872	$31,374

	June 30, 2018	June 24, 2017	September 30, 2017
Assets:
Pet segment	$687,561	$622,567	$612,337
Garden segment	486,603	368,365	311,026
Corporate	534,241	330,409	383,543
Total assets	$1,708,405	$1,321,341	$1,306,906
Goodwill (included in corporate assets above):
Pet segment	$262,770	$224,912	$250,802
Garden segment	5,473	5,473	5,473
Total goodwill	$268,243	$230,385	$256,275

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Three Months Ended June 30, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$208,095	$93,122	$379,059	$(22,333)	$657,943
Cost of goods sold and occupancy	161,192	67,308	247,559	(20,180)	455,879
Gross profit	46,903	25,814	131,500	(2,153)	202,064
Selling, general and administrative expenses	45,974	14,837	82,587	(2,153)	141,245
Operating income (loss)	929	10,977	48,913	—	60,819
Interest expense	(10,470)	(125)	(2)		(10,597)
Interest income	583	1	—		584
Other (expense) income	1,965	(394)	555		2,126
Income (loss) before taxes and equity in earnings (losses) of affiliates	(6,993)	10,459	49,466	—	52,932
Income tax expense (benefit)	(2,633)	236	13,792		11,395
Equity in earnings (losses) of affiliates	45,905	—	261	(46,166)	—
Net income (loss) including noncontrolling interest	41,545	10,223	35,935	(46,166)	41,537
Net income attributable to noncontrolling interest	—	(8)	—	—	(8)
Net income (loss) attributable to Central Garden & Pet Company	$41,545	$10,231	$35,935	$(46,166)	$41,545

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Three Months Ended June 24, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$184,719	$29,067	$387,333	$(26,527)	$574,592
Cost of goods sold and occupancy	142,533	20,636	252,678	(24,528)	391,319
Gross profit	42,186	8,431	134,655	(1,999)	183,273
Selling, general and administrative expenses	39,234	5,476	82,629	(1,999)	125,340
Operating income (loss)	2,952	2,955	52,026	—	57,933
Interest expense	(7,213)	(54)	(6)	—	(7,273)
Interest income	53	—	—	—	53
Other expense	1,064	86	476	—	1,626
Income (loss) before taxes and equity in earnings (losses) of affiliates	(3,144)	2,987	52,496	—	52,339
Income tax expense (benefit)	(1,178)	1,096	19,532	—	19,450
Equity in earnings (losses) of affiliates	34,214	—	1,302	(35,516)	—
Net income (loss) including noncontrolling interest	32,248	1,891	34,266	(35,516)	32,889
Net income attributable to noncontrolling interest	—	641	—	—	641
Net income (loss) attributable to Central Garden & Pet Company	$32,248	$1,250	$34,266	$(35,516)	$32,248

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Nine Months Ended June 30, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$562,620	$139,298	$1,077,831	$(66,701)	$1,713,048
Cost of goods sold and occupancy	438,539	103,316	704,682	(61,847)	1,184,690
Gross profit	124,081	35,982	373,149	(4,854)	528,358
Selling, general and administrative expenses	124,290	25,274	234,522	(4,854)	379,232
Operating income (loss)	(209)	10,708	138,627	—	149,126
Interest expense	(28,365)	(203)	(9)	—	(28,577)
Interest income	1,461	3	—	—	1,464
Other income (expense)	155	(140)	527	—	542
Income (loss) before taxes and equity in earnings of affiliates	(26,958)	10,368	139,145	—	122,555
Income tax expense (benefit)	(1,961)	(31)	10,794	—	8,802
Equity in earnings of affiliates	138,023	—	1,202	(139,225)	—
Net income including noncontrolling interest	113,026	10,399	129,553	(139,225)	113,753
Net income attributable to noncontrolling interest	—	727	—	—	727
Net income attributable to Central Garden & Pet Company	$113,026	$9,672	$129,553	$(139,225)	$113,026

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Nine Months Ended June 24, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$531,028	$69,183	$1,032,444	$(68,641)	$1,564,014
Cost of goods sold and occupancy	409,262	52,442	678,798	(63,968)	1,076,534
Gross profit	121,766	16,741	353,646	(4,673)	487,480
Selling, general and administrative expenses	114,546	14,014	221,862	(4,673)	345,749
Operating income	7,220	2,727	131,784	—	141,731
Interest expense	(20,823)	(136)	(17)	—	(20,976)
Interest income	98	1	—	—	99
Other income (expense)	(276)	(301)	271	—	(306)
Income (loss) before taxes and equity in earnings of affiliates	(13,781)	2,291	132,038	—	120,548
Income tax expense (benefit)	(5,088)	1,133	48,576	—	44,621
Equity in earnings of affiliates	83,262	—	875	(84,137)	—
Net income including noncontrolling interest	74,569	1,158	84,337	(84,137)	75,927
Net income attributable to noncontrolling interest	—	1,358	—	—	1,358
Net income (loss) attributable to Central Garden & Pet Company	$74,569	$(200)	$84,337	$(84,137)	$74,569

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended June 30, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$41,545	$10,223	$35,935	$(46,166)	$41,537
Other comprehensive income (loss):
Foreign currency translation	(480)	(323)	(35)	358	(480)
Total comprehensive income	41,065	9,900	35,900	(45,808)	41,057
Comprehensive loss attributable to noncontrolling interests	—	(8)	—	—	(8)
Comprehensive income attributable to Central Garden & Pet Company	$41,065	$9,908	$35,900	$(45,808)	$41,065

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended June 24, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$32,248	$1,891	$34,266	$(35,516)	$32,889
Other comprehensive income:
Foreign currency translation	172	116	19	(135)	172
Total comprehensive income	32,420	2,007	34,285	(35,651)	33,061
Comprehensive income attributable to noncontrolling interests	—	641	—	—	641
Comprehensive income attributable to Central Garden & Pet Company	$32,420	$1,366	$34,285	$(35,651)	$32,420

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Nine Months Ended June 30, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$113,026	$10,399	$129,553	$(139,225)	$113,753
Other comprehensive loss:	—	—	—	—
Foreign currency translation	(202)	(74)	(99)	173	(202)
Total comprehensive income	112,824	10,325	129,454	(139,052)	113,551
Comprehensive income attributable to noncontrolling interests	—	727	—	—	727
Comprehensive income attributable to Central Garden & Pet Company	$112,824	$9,598	$129,454	$(139,052)	$112,824

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Nine Months Ended June 24, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$74,569	$1,158	$84,337	$(84,137)	$75,927
Other comprehensive loss:
Foreign currency translation	(193)	(144)	(11)	155	(193)
Total comprehensive income	74,376	1,014	84,326	(83,982)	75,734
Comprehensive income attributable to noncontrolling interests	—	1,358	—	—	1,358
Comprehensive income (loss) attributable to Central Garden & Pet Company	$74,376	$(344)	$84,326	$(83,982)	$74,376

	CONSOLIDATING CONDENSED BALANCE SHEET
	June 30, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$196,051	$5,060	$3,277	$—	$204,388
Restricted cash	13,978	—	—	—	13,978
Accounts receivable, net	122,534	20,612	205,635	—	348,781
Inventories	124,029	36,841	267,137	—	428,007
Prepaid expenses and other	6,032	2,065	18,638	—	26,735
Total current assets	462,624	64,578	494,687	—	1,021,889
Land, buildings, improvements and equipment, net	35,000	34,024	142,793	—	211,817
Goodwill	15,058	—	253,185	—	268,243
Other long-term assets	72,697	14,009	131,010	(11,260)	206,456
Intercompany receivable	40,342	—	684,808	(725,150)	—
Investment in subsidiaries	1,583,729	—	—	(1,583,729)	—
Total	$2,209,450	$112,611	$1,706,483	$(2,320,139)	$1,708,405
LIABILITIES AND EQUITY
Accounts payable	$32,330	$13,242	$62,557	$—	$108,129
Accrued expenses	61,367	7,256	54,274	—	122,897
Current portion of long-term debt	106	—	13	—	119
Total current liabilities	93,803	20,498	116,844	—	231,145
Long-term debt	691,591	—	150	—	691,741
Intercompany payable	671,405	53,745	—	(725,150)	—
Losses in excess of investment in subsidiaries		—	24,967	(24,967)	—
Other long-term obligations	8,516	—	43,542	(11,260)	40,798
Total Central Garden & Pet shareholders’ equity	744,135	37,782	1,520,980	(1,558,762)	744,135
Noncontrolling interest		586	—		586
Total equity	744,135	38,368	1,520,980	(1,558,762)	744,721
Total	$2,209,450	$112,611	$1,706,483	$(2,320,139)	$1,708,405

	CONSOLIDATING CONDENSED BALANCE SHEET
	June 24, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$929	$10,118	$3,426	$—	$14,473
Restricted cash	10,999	—	—	—	10,999
Accounts receivable, net	92,703	9,842	176,959	—	279,504
Inventories	127,307	10,567	245,575	—	383,449
Prepaid expenses and other	5,497	1,041	15,020	—	21,558
Total current assets	237,435	31,568	440,980	—	709,983
Land, buildings, improvements and equipment, net	37,823	4,065	135,896	—	177,784
Goodwill	15,058	—	215,327	—	230,385
Other long-term assets	48,446	3,218	167,858	(16,333)	203,189
Intercompany receivable	36,783	—	601,317	(638,100)	—
Investment in subsidiaries	1,369,307	—	—	(1,369,307)	—
Total	$1,744,852	$38,851	$1,561,378	$(2,023,740)	$1,321,341
LIABILITIES AND EQUITY
Accounts payable	$34,562	$7,832	$64,014	$—	$106,408
Accrued expenses	57,235	2,632	52,224	—	112,091
Current portion of long-term debt	—	—	375	—	375
Total current liabilities	91,797	10,464	116,613	—	218,874
Long-term debt	434,962	—	112	—	435,074
Intercompany payable	588,378	49,722	—	(638,100)	—
Losses in excess of investment in subsidiaries	—	—	19,327	(19,327)	—
Other long-term obligations	2,620	—	52,099	(16,333)	38,386
Total Central Garden & Pet shareholders’ equity (deficit)	627,095	(23,247)	1,373,227	(1,349,980)	627,095
Noncontrolling interest	—	1,912	—	—	1,912
Total equity (deficit)	627,095	(21,335)	1,373,227	(1,349,980)	629,007
Total	$1,744,852	$38,851	$1,561,378	$(2,023,740)	$1,321,341

	CONSOLIDATING CONDENSED BALANCE SHEET
	September 30, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$19,238	$11,693	$1,466	$—	$32,397
Restricted cash	12,645	—	—	—	12,645
Accounts receivable, net	78,692	5,586	153,590	—	237,868
Inventories	125,797	9,493	246,811	—	382,101
Prepaid expenses and other assets	6,059	811	11,175	—	18,045
Total current assets	242,431	27,583	413,042	—	683,056
Land, buildings, improvements and equipment, net	38,170	4,225	138,518	—	180,913
Goodwill	15,058	—	241,217	—	256,275
Other long-term assets	61,715	2,376	146,372	(23,801)	186,662
Intercompany receivable	36,606	—	662,137	(698,743)	—
Investment in subsidiaries	1,383,633	—	—	(1,383,633)	—
Total	$1,777,613	$34,184	$1,601,286	$(2,106,177)	$1,306,906
LIABILITIES AND EQUITY
Accounts payable	$36,760	$3,076	$63,447	$—	$103,283
Accrued expenses and other liabilities	54,909	2,391	59,249	—	116,549
Current portion of long term debt	—	—	375	—	375
Total current liabilities	91,669	5,467	123,071	—	220,207
Long-term debt	395,160	—	118	—	395,278
Intercompany payable	647,409	51,334	—	(698,743)	—
Losses in excess of investment in subsidiaries	—	—	19,782	(19,782)	—
Other long-term obligations	7,689	—	70,391	(23,801)	54,279
Total Central Garden & Pet shareholders’ equity (deficit)	635,686	(24,073)	1,387,924	(1,363,851)	635,686
Noncontrolling interest	—	1,456	—	—	1,456
Total equity (deficit)	635,686	(22,617)	1,387,924	(1,363,851)	637,142
Total	$1,777,613	$34,184	$1,601,286	$(2,106,177)	$1,306,906

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Nine Months Ended June 30, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(20,284)	$(101)	$44,534	$(6,387)	$17,762
Additions to property and equipment	(6,508)	(986)	(19,509)	—	(27,003)
Payments to acquire companies, net of cash acquired	(86,777)	—	—	—	(86,777)
Change in restricted cash and cash equivalents	(1,333)	—	—	—	(1,333)
Investments	(8,048)	—	—	—	(8,048)
Other investing activities	(2,655)	—	—	—	(2,655)
Intercompany investing activities	(3,737)	—	(22,671)	26,408	—
Net cash used by investing activities	(109,058)	(986)	(42,180)	26,408	(125,816)
Repayments on revolving line of credit	(23,000)				(23,000)
Borrowings under revolving line of credit	23,000				23,000
Issuance of long-term debt	300,000				300,000
Repayments under long-term debt	(27)		(368)		(395)
Payment of financing costs	(4,770)				(4,770)
Repurchase of common stock	(12,942)				(12,942)
Distribution to parent		(6,387)		6,387	—
Distribution to noncontrolling interest		(1,597)			(1,597)
Payment of contingent consideration liability		—	(204)	—	(204)
Intercompany financing activities	23,997	2,411		(26,408)	—
Net cash provided (used) by financing activities	306,258	(5,573)	(572)	(20,021)	280,092
Effect of exchange rate changes on cash and cash equivalents	(103)	27	29	—	(47)
Net increase (decrease) in cash and cash equivalents	176,813	(6,633)	1,811	—	171,991
Cash and cash equivalents at beginning of period	19,238	11,693	1,466	—	32,397
Cash and cash equivalents at end of period	$196,051	$5,060	$3,277	$—	$204,388

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Nine Months Ended June 24, 2017
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(14,968)	$2,482	$59,210	$(4,076)	$42,648
Additions to property, plant and equipment	(6,811)	(557)	(29,719)	—	(37,087)
Payments to acquire companies, net of cash acquired	(106,821)	—		—	(106,821)
Change in restricted cash and cash equivalents	(89)	—	—	—	(89)
Proceeds from sale of plant assets			8,301		8,301
Investments	(11,495)				(11,495)
Other investing activities	(2,735)				(2,735)
Intercompany investing activities	(4,005)	—	(33,943)	37,948	—
Net cash used by investing activities	(131,956)	(557)	(55,361)	37,948	(149,926)
Repayments under revolving line of credit	(416,000)	—		—	(416,000)
Borrowings under revolving line of credit	456,000	—	—	—	456,000
Repayments under long-term debt	(88)	—	(368)	—	(456)
Issuance of long-term debt	—	—	—	—	—
Excess tax benefits from stock-based awards	17,205	—	—	—	17,205
Repurchase of common stock	(25,654)		—		(25,654)
Distribution to parent	—	(4,076)	—	4,076	—
Distribution to noncontrolling interest	—	(1,019)	—	—	(1,019)
Payment of contingent consideration	—	—	(1,222)	—	(1,222)
Intercompany financing activities	34,414	3,534		(37,948)	—
Net cash provided (used) by financing activities	65,877	(1,561)	(1,590)	(33,872)	28,854
Effect of exchange rates on cash	(182)	59	38	—	(85)
Net decrease in cash and cash equivalents	(81,229)	423	2,297	—	(78,509)
Cash and cash equivalents at beginning of year	82,158	9,695	1,129	—	92,982
Cash and cash equivalents at end of year	$929	$10,118	$3,426	$—	$14,473

13.	Contingencies

The Company may from time to time become involved in legal proceedings in the ordinary course of business. Currently, the Company is not a party to any legal proceedings that management believes would have a material effect on the Company’s financial position or results of operations with the exception of the proceeding below.
In 2012, Nite Glow Industries, Inc and its owner, Marni Markell, (“Nite Glow”) filed suit in the United States District Court for New Jersey against the Company alleging that the applicator developed and used by the Company for certain of its branded topical flea and tick products infringes a patent held by Nite Glow and asserted related claims for breach of contract and misappropriation of confidential information based on the terms of a Non-Disclosure Agreement.  On June 27, 2018, a jury returned a verdict in favor of Nite Glow on each of the three claims and awarded damages of approximately $12.6 million.  The case is currently in the post-trial motion phase of proceedings and is expected to proceed to appeal once all such motions have been resolved.  Unless the verdicts are over-turned in the post-trial proceedings, the Company intends to vigorously pursue its rights on appeal and believes that it will prevail on the merits. While the Company believes that the ultimate resolution of this matter will not have a material impact on the Company's consolidated financial statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to the Company in excess of management's expectations.

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
In fiscal 2017, our consolidated net sales were $2,054 million, of which our Pet segment, or Pet, accounted for approximately $1,246 million and our Garden segment, or Garden, accounted for approximately $808 million. In fiscal 2017, our operating income was $156 million consisting of income from our Pet segment of $132 million, income from our Garden segment of $87 million less corporate expenses of $63 million.
We were incorporated in Delaware in May 1992 as the successor to a California corporation that was formed in 1955. Our executive offices are located at 1340 Treat Boulevard, Suite 600, Walnut Creek, California 94597, and our telephone number is (925) 948-4000. Our website is www.central.com. The information on our website is not incorporated by reference in this annual report.

Recent Developments
Fiscal 2018 Third Quarter Financial Performance:

•	Net sales increased $83.3 million, or 14.5%, from the prior year quarter to $657.9 million. Pet segment sales increased $41.3 million, and Garden segment sales increased $42.0 million.

•	Organic net sales decreased 0.1%. Organic net sales increased 6.6% in our Pet segment and declined 8.2% in our Garden segment.

•	Gross profit increased $18.8 million, and gross margin declined 120 basis points to 30.7%.

•	Selling, general & administrative expense increased $15.9 million to $141.2 million.

•	Operating income increased $2.9 million, or 5.0%, from the prior year quarter, to $60.8 million in the third quarter of fiscal 2018.

•	Our net income in the third quarter of fiscal 2018 was $41.5 million, or $0.79 per diluted share, compared to $32.2 million, or $0.62 per diluted share, in the third quarter of fiscal 2017.

General Pet Supply
In April 2018, we purchased the business assets of General Pet Supply, a leading Midwestern U.S. supplier of pet food and supplies for approximately $25 million. The acquisition is expected to broaden our national pet supplies distribution footprint, expand our pet food distribution business and provide us with access to the veterinary channel.
Bell Nursery
In March 2018, we purchased Bell Nursery, a leading grower and distributor of live flowers and plants in the mid-Atlantic region of the United States for approximately $61 million and contingent consideration up to $10 million. The acquisition is expected to complement our existing garden portfolio.

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

Operating Income Reconciliation		GAAP to Non-GAAP Reconciliation (in thousands) For the Nine Months Ended
		Consolidated		Garden
		June 30, 2018	June 24, 2017	June 30, 2018	June 24, 2017
GAAP operating income		$149,126	$141,731	$93,975	$87,050
Gain on sale of distribution facility	(2)	—	(2,050)	—	(2,050)
Non-GAAP operating income		$149,126	$139,681	$93,975	$85,000
GAAP operating margin		8.7%	9.1%	13.2%	13.4%
Non-GAAP operating margin		8.7%	8.9%	13.2%	13.1%

		GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Nine Months Ended
Net Income and Diluted Net Income Per Share Reconciliation		June 30, 2018	June 24, 2017
GAAP net income attributable to Central Garden & Pet		$113,026	$74,569
Gain on sale of distribution facility	(2)	—	(2,050)
Tax effect of sale of distribution facility adjustment		—	759
Tax effect of revaluation of deferred tax amounts	(1)	16,343	—
Total impact on net income from non-GAAP adjustments		16,343	(1,291)
Non-GAAP net income attributable to Central Garden & Pet		$96,683	$73,278
GAAP diluted net income per share		$2.15	$1.44
Non-GAAP diluted net income per share		$1.84	$1.42
Shares used in GAAP and non-GAAP diluted net earnings per share calculation		52,670	51,769
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

	GAAP to Non-GAAP Reconciliation (in millions) For the Three Months Ended June 30, 2018
	Consolidated		Pet Segment		Garden Segment
		Percent change		Percent change		Percent change

Reported net sales - Q3 FY18 (GAAP)	$657.9		$354.7		$303.2
Reported net sales - Q3 FY17 (GAAP)	574.6		313.4		261.2
Increase in net sales	83.3	14.5%	41.3	13.2%	42.0	16.1%
Effect of acquisition and divestitures on increase in net sales	84.0		20.6		63.4
Increase (decrease) in organic net sales - Q3 2018	$(0.7)	(0.1)%	$20.7	6.6%	$(21.4)	(8.2)%

	GAAP to Non-GAAP Reconciliation (in millions) For the Nine Months Ended June 30, 2018
	Consolidated		Pet Segment		Garden Segment
		Percent change		Percent change		Percent change
Reported net sales - Q3 FY18 (GAAP)	$1,713.0		$1,001.5		$711.5
Reported net sales - Q3 FY17 (GAAP)	1,564.0		915.9		648.1
Increase in net sales	149.0	9.5%	85.6	9.3%	63.4	9.8%
Effect of acquisition and divestitures on increase in net sales	110.2		42.6		67.6
Increase (decrease) in organic net sales - Q3 2018	$38.8	2.5%	$43.0	4.7%	$(4.2)	(0.6)%

Results of Operations
Three Months Ended June 30, 2018
Compared with Three Months Ended June 24, 2017
Net Sales
Net sales for the three months ended June 30, 2018 increased $83.3 million, or 14.5%, to $657.9 million from $574.6 million for the three months ended June 24, 2017. Organic net sales, which excludes the impact of acquisitions and divestitures in the last 12 months, declined $0.7 million, or 0.1%, as compared to the fiscal 2017 quarter. Our branded product sales increased $54.6 million, and sales of other manufacturers’ products increased $28.7 million.
Pet net sales increased $41.3 million, or 13.2%, to $354.7 million for the three months ended June 30, 2018 from $313.4 million for the three months ended June 24, 2017. The increase in net sales was due to both organic sales growth, which increased $20.7 million, or 6.6%, and sales from our recent acquisitions of $20.6 million, primarily from our fiscal 2018 acquisition of a pet distribution business. Organic net sales increased due primarily to volume-based sales increases in our dog & cat category and our pet distribution business. Pet branded product sales increased $13.4 million, and sales of other manufacturers' products increased $27.9 million.
Garden net sales increased $42.0 million, or 16.1%, to $303.2 million for the three months ended June 30, 2018 from $261.2 million for the three months ended June 24, 2017. The increase in net sales was due to sales of $63.4 million from our fiscal 2018 acquisition of Bell Nursery, a grower and distributor of live flowers and plants. A substantial amount of Bell Nursery's revenues are recognized in our third fiscal quarter. Organic net sales declined $21.4 million, or 8.2%, due principally to unfavorable weather that impacted the garden season and led to lower consumer demand and a shift in the timing of the quarter end for our third quarter, as compared to the prior year, which benefited our second quarter and negatively impacted our third quarter. Our grass seed and fertilizer businesses together accounted for most of the decline. Garden branded sales increased $41.2 million, due to our fiscal 2018 acquisition, and sales of other manufacturers' products increased $0.8 million.
Gross Profit
Gross profit for the three months ended June 30, 2018 increased $18.8 million, or 10.3%, to $202.1 million from $183.3 million for the three months ended June 24, 2017. Gross margin declined 120 basis points to 30.7% for the three months ended June 30, 2018 from 31.9% for the three months ended June 24, 2017. The increase in gross profit was due to the increase in net sales partially offset by a lower gross margin in both our Pet and Garden segments.
In our Garden segment, lower organic sales volumes, due to the unfavorable weather during the garden season, impacted our production efficiency. In our Pet segment, an unfavorable product mix impacted the gross margin as more of the sales increase was in lower margin businesses, such as our pet distribution business and the impact from our recent acquisition of General Pet Supply. Additionally, the gross margin in both operating segments was negatively impacted by higher raw material, freight and labor costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $15.9 million, or 12.7%, to $141.2 million for the three months ended June 30, 2018 from $125.3 million for the three months ended June 24, 2017. Selling, general and administrative expenses increased in both operating segments, due primarily to businesses acquired in the last 12 months, and higher administrative expenses at Corporate in the current year quarter. As a percentage of net sales, selling, general and administrative expenses declined 30 basis points to 21.5% for the three months ended June 30, 2018, due primarily to decreased expenses as a percentage of net sales in our Pet segment.
Selling and delivery expense increased $7.2 million, or 10.5%, to $75.3 million for the three months ended June 30, 2018 from $68.1 million for the three months ended June 24, 2017. Selling and delivery expense increased in both operating segments due primarily to our two recent acquisitions, although their increased expense was at a lower rate of percentage of net sales than our organic businesses. Additionally, delivery expense increased in support of increased sales and due to higher transportation costs.
Warehouse and administrative expense increased $8.7 million, or 15.3%, to $65.9 million for the three months ended June 30, 2018 from $57.2 million for the three months ended June 24, 2017. Most of the increase resulted from businesses acquired in the last 12 months in both operating segments. Additionally, Pet had increased expenses related to warehouse and facility transitions to support increased sales. Corporate expenses increased due primarily to increased legal and litigation costs and increased medical insurance expense. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income increased $2.9 million to $60.8 million for the three months ended June 30, 2018 from $57.9 million for the three months ended June 24, 2017. The favorable impact of increased sales of $83.3 million was partially offset by a 120 basis point decrease in gross margin and a $15.9 million increase in selling, general and administrative costs. Operating margin decreased to 9.2% for the three months ended June 30, 2018 from 10.1% for the three months ended June 24, 2017 due to the 120 basis point decline in gross margin partially offset by a 30 basis point decrease in selling, general and administrative expense as a percentage of net sales in the current year quarter.
Pet operating income increased $3.1 million, or 8.7%, to $39.2 million for the three months ended June 30, 2018 from $36.1 million for the three months ended June 24, 2017. Increased sales of $41.3 million and a flat gross margin were only partially offset by increased selling, general and administrative expense. Pet operating margin decreased to 11.1% for the three months ended June 30, 2018 from 11.5% for the three months ended June 24, 2017 due to the decline in gross margin and the negative impact of our acquisition of General Pet Supply which, as a distribution business, has lower operating margins than our manufacturing businesses.
Garden operating income increased $2.6 million to $40.9 million for the three months ended June 30, 2018 from $38.3 million for the three months ended June 24, 2017 as increased sales were only partially offset by a lower gross margin and increased selling, general and administrative expenses. The increase in Garden operating income resulted from our fiscal 2018 acquisition, which was partially offset by the decrease in organic operating income from our Garden segment. Bell Nursery, acquired in March 2018, is in the live garden goods business, and is subject to extreme seasonality. Although the acquisition significantly contributed to our fiscal 2018 third quarter earnings, its other three quarters typically incur losses or don't generate income. Garden operating margin decreased to 13.5% for the three months ended June 30, 2018 from 14.7% for the three months ended June 24, 2017 due to a lower gross margin and increased selling, general and administrative expenses as a percentage of net sales.
Corporate operating expense increased $2.8 million to $19.3 million in the current year quarter from $16.5 million in the fiscal 2017 quarter due primarily to higher third party service provider expenses associated with increased legal and litigation costs and also due to increased medical insurance expenses.
Net Interest Expense
Net interest expense for the three months ended June 30, 2018 increased $2.8 million, or 38.7%, to $10.0 million from $7.2 million for the three months ended June 24, 2017. The increase in interest expense was due to higher average debt outstanding during the current year quarter partially offset by increased interest income from earnings on excess cash due to our higher cash balance during the quarter. Both the increase in average debt outstanding and higher cash balance during the current year quarter were due to our issuance in December 2017 of $300 million aggregate principal amount 5.125% senior notes due February 2028.
Debt outstanding on June 30, 2018 was $691.9 million compared to $435.4 million at June 24, 2017.

Other Income (Expense)
Other income (expense) is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other income (expense) increased $0.5 million to $2.1 million of income for the quarter ended June 30, 2018, from income of $1.6 million for the quarter ended June 24, 2017. The increase was due primarily to increased earnings from one of our investments that is seasonal in nature, partially offset by increased losses from a separate investment in a start-up business.
Income Taxes
Our effective income tax rate was 21.5% for the quarter ended June 30, 2018 compared to 37.2% for the quarter ended June 24, 2017. The lower effective income tax rate in the current year quarter was due primarily to the impact of the December 2017 enactment of the Tax Reform Act and our adoption of ASU 2016-09, Stock Compensation at the beginning of our fiscal 2018. The Tax Reform Act , among numerous provisions, included the reduction of the corporate federal income tax rate from 35% to 21%, effective January 1, 2018. Also, we now record excess tax benefits resulting from stock compensation in the provision for income taxes due to the adoption of ASU 2016-9. For the current year quarter, this resulted in a further reduction of approximately $3 million of income tax expense. Although we believe unlikely during fiscal 2018, it is possible for the impact of ASU 2016-09 to have a negative impact on our tax rate in the future.
We expect our effective tax rate to be approximately 27% in fiscal 2018, excluding the impact of discrete items which include the revaluation of our deferred tax accounts and the adoption of ASU 2016-09, stock compensation.
Net Income and Earnings Per Share
Our net income in the third quarter of fiscal 2018 was $41.5 million, or $0.79 per diluted share, compared to $32.2 million, or $0.62 per diluted share, in the third quarter of fiscal 2017.

Nine Months Ended June 30, 2018
Compared with Nine Months Ended June 24, 2017
Net Sales
Net sales for the nine months ended June 30, 2018 increased $149.0 million, or 9.5%, to $1,713.0 million from $1,564.0 million for the nine months ended June 24, 2017. Organic net sales increased $38.8 million, or 2.5%, as compared to the prior year nine month period. Our branded product sales increased $112.0 million to $1,364.3 million, and sales of other manufacturers’ products increased $36.8 million to $348.8 million for the nine months ended June 30, 2018 as compared to the prior year nine month period.
Pet net sales increased $85.6 million, or 9.3%, to $1,001.5 million for the nine months ended June 30, 2018 from $915.9 million for the nine months ended June 24, 2017. Pet organic net sales increased $43.0 million, or 4.7%, resulting primarily from volume-based increases in our dog & cat category due to sales growth in both retail stores and e-commerce channels, and our Pet distribution business, due primarily to increased sales in the grocery store channel. Approximately $42.6 million of the increase in Pet net sales resulted from the impact of acquisitions and divestitures completed in the last 12 months. Until an acquired business has been part of our consolidated results for 12 months, its net sales are considered sales from acquisitions and divestitures. Three different acquisitions contributed to net sales from acquisitions for the nine months ended June 30, 2018. Pet branded product sales increased $46.7 million. Sales of other manufacturer's products increased $38.9 million due primarily to increased sales in the grocery store channel. Both increases were due to organic growth and from recent acquisitions.
Garden net sales increased $63.4 million, or 9.8%, to $711.5 million for the nine months ended June 30, 2018 from $648.1 million for the nine months ended June 24, 2017. Garden sales from acquisitions were $67.6 million. Garden organic sales decreased $4.2 million due primarily to our lower fiscal 2018 third quarter sales, which were impacted by the unfavorable weather experienced at the beginning of the garden season. The unfavorable weather led to a broad-based decline in the third quarter of fiscal 2018 across our Garden business, especially in our grass seed business. The broad-based decline was partially offset by increased sales in our controls & fertilizer unit due to its strong sales growth in the second quarter of fiscal 2018. Garden branded product sales increased $65.3 million due primarily to our acquisition of Bell Nursery, and sales of other manufacturers’ products decreased $1.9 million.
Gross Profit
Gross profit for the nine months ended June 30, 2018 increased $40.9 million, or 8.4%, to $528.4 million from $487.5 million for the nine months ended June 24, 2017. Both operating segments contributed to the increased gross profit. Gross margin decreased 40 basis points to 30.8% for the nine months ended June 30, 2018 from 31.2% for the nine months ended June 24, 2017. A gross margin decrease in Pet was partially offset by a minor gross margin increase in Garden.
Pet segment gross profit increased due to the higher net sales partially offset by a reduced gross margin. The lower gross margin in Pet was due primarily to an unfavorable sales mix as increased sales were in lower margin product categories and, to a lesser extent, increased input and freight costs.
Garden segment gross profit increased due to higher net sales and a minor improvement in gross margin. The higher gross margin in Garden was due to a favorable mix as increased sales were in higher margin product categories and to cost saving initiatives and product efficiency gains resulting from bringing more production in-house. Most of the gross margin improvement experienced through the first six months of our fiscal year was offset by the lower margin in the three months ended June 30, 2018, which was impacted by lower volumes.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $33.5 million, or 9.7%, to $379.2 million for the nine months ended June 30, 2018 from $345.7 million for the nine months ended June 24, 2017. As a percentage of net sales, selling, general and administrative expenses were flat at 22.1% for the nine months ended June 30, 2018, and June 24, 2017. Excluding a $2.0 million gain from the sale of a distribution facility, which is included within warehouse and administrative expenses, the increase in selling, general and administrative expense would have been $31.4 million and as a percentage of net sales, selling, general and administrative expense would have declined 10 basis points from 22.2%. Both operating segments and Corporate incurred increased selling, general and administrative expenses in the current year nine month period as compared to the prior year nine month period.
Selling and delivery expense increased $16.1 million, or 8.8%, to $198.8 million for the nine months ended June 30, 2018 from $182.7 million for the nine months ended June 24, 2017. The increase was due primarily to recent acquisitions and higher transportation costs in both segments. Additionally, the Pet segment incurred higher delivery expense to support the organic sales increase.
Warehouse and administrative expense increased $17.4 million, or 10.7%, to $180.4 million for the nine months ended June 30, 2018 from $163.0 million for the nine months ended June 24, 2017. Excluding a $2.0 million gain from the sale of a distribution facility in the prior year, warehouse and administrative expense increased $15.3 million. Increased expense in both operating segments was due primarily to recent acquisitions. Corporate expense increased approximately $3.6 million primarily due to increased medical insurance expenses. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and information technology functions.
Operating Income
Operating income increased $7.4 million to $149.1 million for the nine months ended June 30, 2018 from $141.7 million for the nine months ended June 24, 2017. Our operating margin declined to 8.7% for the nine months ended June 30, 2018 from 9.1% for the nine months ended June 24, 2017. Increased sales of $149.0 million were partially offset by a 40 basis point decline in gross margin and a $33.5 million increase in selling, general and administrative expense, which was flat as a percent of net sales compared to the prior year period. This led to our improved operating income and decline in operating margin. Operating income, adjusted for the gain on the distribution facility in the prior year, increased $9.4 million and operating margin decreased from 8.9% in the prior nine month period to 8.7% in the current nine month period.
Pet operating income increased $4.1 million, or 3.9%, to $108.2 million for the nine months ended June 30, 2018 from $104.1 million for the nine months ended June 24, 2017. The increase was due primarily to increased sales partially offset by a lower gross margin and increased selling, general and administrative expenses. Our Pet operating margin declined to 10.8% for the nine months ended June 30, 2018 from 11.4% for the nine months ended June 24, 2017 due to a lower gross margin and increased selling general and administrative expense as a percent of net sales. These changes were due primarily to increased sales in pet distribution, including our recent acquisition of General Pet Supply, which generally has lower operating margins, and higher raw material and transportation costs.
Garden operating income increased $6.9 million, or 8.0%, to $94.0 million for the nine months ended June 30, 2018 from $87.1 million in the nine months ended June 24, 2017, due to the net sales from our recent acquisition of Bell Nursery and a minor increase in gross margin. Garden operating margin declined 20 basis points to 13.2% for the nine months ended June 30, 2018, due to a slightly improved gross margin partially offset by an increase in selling, general and administrative expenses as a percentage of net sales.
Bell Nursery, acquired in March 2018, is in the live garden goods business, and is subject to extreme seasonality. Although the acquisition significantly contributed to our fiscal 2018 third quarter earnings, its other three quarters typically incur losses or don't generate income. Our nine month fiscal 2018 year-to-date results do not include two quarters of losses that we expect the live garden business to incur in fiscal 2019.

Corporate operating expenses increased $3.6 million to $53.1 million in the current nine month period from $49.5 million in the comparable fiscal 2017 period due primarily to increased medical insurance expense.
Net Interest Expense
Net interest expense for the nine months ended June 30, 2018 increased $6.2 million, or 29.9%, to $27.1 million from $20.9 million for the nine months ended June 24, 2017. The increase in interest expense was due to higher average debt outstanding during the current fiscal year. In December 2017, we issued $300 million aggregate principal amount of 5.125% senior notes due February 2028.
Debt outstanding on June 30, 2018 was $691.9 million compared to $435.4 million as of June 24, 2017. Our average borrowing rate for the current nine month period decreased to 5.8% from 5.9% for the prior year nine month period.
Other Income (Expense)
Other income (expense) increased $0.8 million to income of $0.5 million for the nine months ended June 30, 2018, from an expense of $0.3 million for the nine months ended June 24, 2017. The increase was due to our investment in a seasonal business, due both to its increased earnings in the fiscal 2018 third quarter as compared to the prior year quarter and to the inclusion of only one quarter of earnings in fiscal 2017. The increased earnings from this investment were partially offset by increased expense from a separate investment in a start-up business. Other expense is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses.
Income Taxes
Our effective income tax rate was 7.2% for the nine months ended June 30, 2018, and 37.0% for the nine months ended June 24, 2017.
Three items impacted our income tax in the nine month period ended June 30, 2018:
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
Additionally, we adopted ASU 2016-09 during the quarter ended December 30, 2017. As a result, we now record excess tax benefits resulting from stock compensation in the provision for income taxes. For the nine month period ended June 30, 2018, this resulted in a further reduction of approximately seven million dollars of income tax expense.
Our federal corporate tax rate for fiscal 2018 has declined to approximately 24.5% from 35% in fiscal 2017. The effective tax rate for the nine months ended June 30, 2018 is a blended rate that reflects the estimated benefit of three quarters of federal tax rate reductions for fiscal 2018. We expect our effective tax rate to be approximately 27% in fiscal 2018, excluding the impact of discrete items which includes the revaluation of our deferred tax accounts and the adoption of ASU 2016-09, stock compensation.
The results for the nine month period ended June 30, 2018 include the impact of the December 2017 enactment of the Tax Reform Act which, among numerous provisions, included the reduction of the corporate federal income tax rate from 35% to 21%, effective January 1, 2018. As a result, we recorded a provisional tax benefit of $16.3 million in the quarter ended December 30, 2017, due to the remeasurement of our net long-term deferred tax assets and liabilities.
Net Income and Earnings Per Share
Our net income for the nine month period ended June 30, 2018 was $113.0 million, or $2.15 per diluted share, compared to $74.6 million, or $1.44 per diluted share, for the nine month period ended June 24, 2017.
Adjusting for the provisional impact of the Tax Reform Act on our deferred tax accounts in the first quarter of fiscal 2018 and for the gain from the sale of a distribution facility in the first quarter of fiscal 2017, our net income for the nine months ended ended June 30, 2018 was $96.7 million, or $1.84 per diluted share, compared to $73.3 million or $1.42 per share for the nine months ended ended June 24, 2017.

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
Operating Activities
Net cash provided by operating activities decreased by $24.9 million, from $42.6 million for the nine months ended June 24, 2017, to $17.8 million for the nine months ended June 30, 2018. The decrease in cash provided was due primarily to changes in our working capital accounts for the period ended June 30, 2018, as compared to the prior year period, as the increase in net income for the nine months ended June 30, 2018 was partially offset by the non-cash effects of the impact of the Tax Reform Act as described in Note 1.

Investing Activities
Net cash used in investing activities decreased $24.1 million, from $149.9 million for the nine months ended June 24, 2017 to $125.8 million during the nine months ended June 30, 2018. The decrease in cash used in investing activities was due primarily to decreased acquisition and investment activity in the current year compared to the prior year as well as a $10.1 million decrease in capital expenditures during the current year. During the third quarter of fiscal 2018, we acquired General Pet Supply for approximately $24.5 million and during the second quarter of fiscal 2018, we acquired Bell Nurseries for approximately $61 million. During the first fiscal quarter of 2017, we acquired Segrest Inc., a wholesaler of aquarium fish, for total aggregate consideration of $60 million and during the third fiscal quarter of 2017, we acquired K&H Manufacturing for approximately $48 million. The acquisition activity in 2017 was partially offset by proceeds from the sale of a small veterinary division and a distribution facility in our Garden segment during the first fiscal quarter of 2017.

Financing Activities
Net cash provided by financing activities increased $251.2 million, from $28.9 million for the nine months ended June 24, 2017, to $280.1 million for the nine months ended June 30, 2018. The increase in cash provided by financing activities was due primarily to our December 2017 issuance of $300 million aggregate principal amount 5.125% senior notes due February 2028, partially offset by deferred financing costs of approximately $4.8 million associated with this issuance. There were also $40.0 million of borrowings outstanding under our revolving credit facility in the prior year period that were not outstanding during the current year period.
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
At June 30, 2018, our total debt outstanding was $691.9 million, as compared with $435.4 million at June 24, 2017.
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

The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of June 30, 2018.
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
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of June 30, 2018.
Asset-Based Loan Facility Amendment
In April 2016, we entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if we exercise the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on April 22, 2021. We may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of June 30, 2018, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $3.3 million outstanding as of June 30, 2018.
The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of June 30, 2018, the borrowing base and remaining borrowing availability was $400.0 million. Borrowings under the Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on our consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25% - 1.5%, and was 1.25% as of June 30, 2018, and such applicable margin for Base Rate borrowings fluctuates between 0.25% - 0.5%, and was 0.25% as of June 30, 2018. As of June 30, 2018, the applicable interest rate related to Base Rate borrowings was 5.3%, and the applicable interest rate related to LIBOR-based borrowings was 3.3%.
We incurred approximately $1.2 million of debt issuance costs in conjunction with this transaction, which included underwriter fees, legal and accounting expenses. The debt issuance costs will be amortized over the term of the Credit Facility.
The Credit Facility contains customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all of our assets. We were in compliance with all financial covenants under the Credit Facility during the period ended June 30, 2018.
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

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and principal financial officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of June 30, 2018.
(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and our principal financial officer have evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2018. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In 2012, Nite Glow Industries, Inc and its owner, Marni Markell, (“Nite Glow”) filed suit in the United States District Court for New Jersey against the Company alleging that the applicator developed and used by the Company for certain of its branded topical flea and tick products infringes a patent held by Nite Glow and asserted related claims for breach of contract and misappropriation of confidential information based on the terms of a Non-Disclosure Agreement.  On June 27, 2018, a jury returned a verdict in favor of Nite Glow on each of the three claims and awarded damages of approximately $12.6 million.  The case is currently in the post-trial motion phase of proceedings and is expected to proceed to appeal once all such motions have been resolved.  Unless the verdicts are over-turned in the post-trial proceedings, the Company intends to vigorously pursue its rights on appeal and believes that it will prevail on the merits. While the Company believes that the ultimate resolution of this matter will not have a material impact on the Company's consolidated financial statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to the Company in excess of management's expectations.
From time to time, we are involved in certain legal proceedings in the ordinary course of business. Except as discussed above, we are not currently a party to any other legal proceedings that management believes would have a material effect on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the fiscal year ended September 30, 2017, except as set forth below.
We have pending litigation which could adversely impact our operating results.
We are a party to litigation alleging that the applicator developed and used by us for certain of our branded topical flea and tick products infringes a patent held by Nite Glow Industries, Inc. and claims for breach of contract and misappropriation of confidential information. On June 27, 2018, a jury returned a verdict in favor of Nite Glow and awarded damages of approximately $12.6 million. Unless the verdicts are over-turned in post-trial proceedings, we intend to vigorously pursue our rights on appeal. However, the outcome of litigation is inherently uncertain. Regardless of the ultimate outcome, we could incur significant legal expenses pursuing an appeal and could experience the diversion of time by our management. If we are unsuccessful in post-trial proceedings or on appeal, our operating results could be adversely affected.
Potential tariffs or a global trade war could increase the cost of our products, which could adversely impact the competitiveness of our products and our financial results.
Recently, the Trump Administration announced $34 billion in tariffs on goods imported from China and a potential additional $200 billion in tariffs on goods imported from China. Approximately 10% of the products that we sell in the United States are manufactured in China. If the Trump Administration follows through on its proposed China tariffs, or if additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in China, or other countries and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have a material adverse effect on our business and results of operation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended June 30, 2018 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2018 - May 5, 2018	1,318	(2)	$34.30	—	$34,968,000
May 6, 2018 - June 2, 2018	21,945	(2)	$37.37	—	$34,968,000
June 3, 2018 - June 30, 2018	—	(2)	$—	—	$34,968,000
Total	23,263		$37.20	—	$34,968,000

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

Dated: August 3, 2018

/s/ GEORGE C. ROETH
George C. Roeth
President and Chief Executive Officer
(Principal Executive Officer)

/s/ NICHOLAS LAHANAS
Nicholas Lahanas
Chief Financial Officer
(Principal Financial Officer)