Form 10-K
period 2018-09-29
CENTRAL GARDEN & PET CO
filed 2018-11-28
CIK 887733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐
Smaller reporting company  ☐    Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒
At March 31, 2018, the aggregate market value of the registrant’s Common Stock, Class A Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $444.1 million, $1,420.5 million and $269,000, respectively.
At November 16, 2018, the number of shares outstanding of the registrant’s Common Stock was 12,145,135 and the number of shares of Class A Common Stock was 44,015,524. In addition, on such date, the registrant had outstanding 1,652,262 shares of its Class B Stock, which are convertible into Common Stock on a share-for-share basis.
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders – Part III of this Form 10-K

Central Garden & Pet Company
Index to Annual Report on Form 10-K
For the fiscal year ended September 29, 2018

i

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
•potential impacts of tariffs or a trade war;
•adverse trends in the retail industry;
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
•the impact of new accounting regulations and the U.S. Tax Cuts and Jobs Act on the Company's tax rate;
•the voting power associated with our Class B stock; and
•potential dilution from issuance of authorized shares.

MARKET, RANKING AND OTHER DATA
The data included in this Form 10-K regarding markets and ranking, including the size of certain markets and our position and the position of our competitors and products within these markets, are based on both independent industry publications, including Packaged Facts Lawn and Garden Consumables in the US by Market and Product, 9th edition, February 2018; The Freedonia Group Landscaping Products in the U.S., 5th Edition (2017); 2017 National Gardening Survey; IBISWorld Industry Report 11142 Plant & Flower Growing in the US May 2017; Packaged Facts U.S. Pet Market Outlook, 2018-2019 March 2018; Packaged Facts Pet Treats and Chews in the U.S., 2nd Edition August 2017; Packaged Facts Durable Dog and Cat Petcare Products in the U.S. October 2018; Packaged Facts Pet Litter, Clean Up, and Odor Products: U.S. Market Trends May 2016; Packaged Facts Pet Medications in the U.S., 5th Edition August 2017; American Pet Products Association (APPA) National Pet Owners Survey 2017-2018; U.S. Census Bureau; and our estimates based on management’s knowledge and experience in the markets in which we operate. Our estimates have been based on information provided by customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. While we are not aware of any misstatements regarding our market and ranking data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risk factors” in this Form 10-K. This information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. As a result, you should be aware that market, ranking and other similar data included herein, and estimates and beliefs based on that data, may not be reliable. We cannot guarantee the accuracy or completeness of such information contained herein.
TRADEMARKS, SERVICE MARKS AND TRADE NAMES
We own or have rights to use trademarks, service marks and trade names in connection with the operation of our business. In addition, our names, logos and website names and addresses are or include our service marks or trademarks. Other trademarks, service marks and trade names appearing in this Form 10-K are the property of their respective owners. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Form 10-K may be listed without the ® or ™ symbols, but the absence of such symbols does not indicate the registration state whether or not they are registered. We will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names.

 PART I
Item 1. Business
Our Company
Central Garden & Pet Company (“Central”) is a leading innovator, producer and distributor of branded and private label products for the lawn & garden and pet supplies markets in the United States. The total annual retail sales of the pet food, treats & chews, supplies and live animal industry in 2017 was estimated by Packaged Facts and the pet industry to have been approximately $58.3 billion. We estimate the annual retail sales of the pet supplies, live animal, and treats & chews and natural pet food markets in the categories in which we participate to be approximately $27.3 billion. The total lawn and garden consumables, decorative products and live plant industry in the United States is estimated by Packaged Facts and IBISWorld to be approximately $33.2 billion in annual retail sales in 2017, including fertilizer, pesticides, growing media, seeds, mulch, other consumables, decorative products and live plants. We estimate the annual retail sales of the lawn and garden consumables, decorative products and live plant markets in the categories in which we participate to be approximately $19.7 billion.
Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, natural dog and cat food and treats, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; live fish and products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under the brands including Adams™, Aqueon®, Avoderm®, Cadet®, Farnam®, Four Paws®, Kaytee®, K&H Pet Products®, Nylabone®, Pinnacle®, TFH™, Zilla® as well as a number of other brands including Altosid®, Comfort Zone®, Coralife®, Interpet®, Kent Marine®, Pet Select® and Zodiac®.
Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, and other herbicides, insecticide and pesticide products; fertilizers; and decorative outdoor lifestyle products including pottery, trellises and other wood products as well as live plants. These products are sold under the brands AMDRO®, Ironite®, Pennington®, and Sevin®, as well as a number of other brand names including Lilly Miller®, Over-N-Out®, Smart Seed® and The Rebels®.
In fiscal 2018, our consolidated net sales were $2,215 million, of which our Pet segment, or Pet, accounted for approximately $1,341 million and our Garden segment, or Garden, accounted for approximately $874 million. In fiscal 2018, our operating income was $167 million consisting of income from our Pet segment of $140 million and income from our Garden segment of $96 million partially offset by corporate expenses of $69 million. See Note 18 to our consolidated financial statements for financial information about our two operating segments.
We were incorporated in Delaware in May 1992 as the successor to a California corporation that was formed in 1955. Our executive offices are located at 1340 Treat Boulevard, Suite 600, Walnut Creek, California 94597, and our telephone number is (925) 948-4000. Our website is www.central.com. The information on our website is not incorporated by reference in this annual report.

Recent Developments

Financial summary:
Earnings per fully diluted share increased $0.80 per share to $2.32 per share, and our operating income increased $11.2 million to $167.3 million compared to fiscal 2017. Certain gains impacting fiscal 2018 and 2017 are excluded for purposes of the non-GAAP presentation elsewhere in this Form 10-K.
Net sales for fiscal 2018 increased $160.9 million, or 7.8%, to $2,215.4 million. Our Pet segment sales increased 7.6%, and our Garden segment sales increased 8.2%.

•	Gross profit for fiscal 2018 increased $42.6 million, or 6.7%, to $675.4 million. Gross margin declined 30 basis points in fiscal 2018 to 30.5%, from 30.8% in fiscal 2017.

•
Our operating income increased $11.2 million, or 7.2%, to $167.3 million in fiscal 2018, and as a percentage of net sales was flat compared to the prior year at 7.6%. Non-GAAP operating income increased $13.2 million, or 8.6%.

•	Net income for fiscal 2018 was $123.6 million, or $2.32 per share on a fully diluted basis, compared to net income in fiscal 2017 of $78.8 million, or $1.52 per share on a fully diluted basis.

•	Non-GAAP net income increased to $102.1 million, or $1.91 per share, in fiscal 2018 from $77.5 million, or $1.50 per share, in fiscal 2017.

Financings
In December 2017, we issued $300 million aggregate principal amount of 5.125% senior notes due February 2028. During the fourth quarter of fiscal 2018, we issued 5,550,000 shares of Class A common stock at a public offering price of $37.00 per share and received net proceeds of approximately $196 million. We intend to use the net proceeds to finance acquisitions of suitable businesses and for general corporate purposes.
Acquisitions
General Pet Supply
In April 2018, we purchased substantially all of the assets of General Pet Supply, a leading Midwestern U.S. supplier of pet food and supplies for approximately $24 million. The acquisition is expected to broaden our national pet supplies distribution footprint, expand our pet food distribution business and provide us with access to the veterinary channel.
Bell Nursery
In March 2018, we purchased Bell Nursery, a leading grower and distributor of live flowers and plants in the mid-Atlantic region of the United States, for approximately $61 million and contingent consideration up to $10 million. The acquisition is expected to complement our existing garden portfolio.
We also purchased two small wholesale distributors of fish and small animals during fiscal 2018 for approximately $8 million.
Competitive Strengths
We believe we have a number of competitive strengths, which serve as the foundation of our business strategy, including the following:

•
Market Leadership Positions Built on a Strong Brand Portfolio. We are one of the leaders in the U.S. pet supplies market and in the U.S. consumer lawn and garden supplies market. We have a diversified portfolio of brands, many of which we believe are among the leading brands in their respective U.S. market categories. The majority of our brands have been marketed and sold for more than 30 years.

•
History of Innovative New Products and Customer Service. We continuously seek to introduce new products, both as complementary extensions of existing product lines and in new product categories. Over the last two years, we have received a number of awards for innovation, customer service and marketing.

Innovation
For innovation in 2018, Kaytee won the Pet Business Industry award in the small animal toys category, both Global Pet Expo and Super Zoo awards in the small animal category for new product with Premium Timothy Hay Treats, and Pet Valu's Best New Product in Small Pet award; Zilla won a Global Pet and Super Zoo award for the Reptile Spring Cave Accessory and a Super Zoo award for vertical decor; and for the second consecutive year, Aqueon won Pet Valu's Best New Product award for the Neo Glow fish tank. Also in 2018, Farnam's Super Mask won EquineSeniors.com's "Good-Horsekeeping" award for Best Fly Mask with Ears.
In 2017, Central won Walmart's Innovation Award for a private label program, and the Pet segment's Kaytee brand won awards at Global Pet for the LED Run-About Ball, the CritterHome Habitat and the CritterTrail Display. Also in 2017, the CritterTrail LED Habitat won the Pet Business Industry Recognition Award and Zilla's Front Opening Terrarium won a Global Pet Award while its Floating Basking Platforms won the Pet Business Editor's Choice. Additionally, in 2017, Aqueon won the Pet Product News Editor's Choice Award for QuietFlow LED Pro Filters and Pro Sol Light Fixtures as well as the Pet Retail Brands' Best New Product Award for the Aqueon Betta Puzzle modular enclosure.
Customer Service
For customer service in 2018, the Garden segment has been recognized by Lowe's for the third consecutive year as its Lawn & Garden Supplier of the Year. In 2018, the Pet segment won Petco’s Strategic Initiative Vendor in Companion Animal and Pet Valu’s awards for Highest Sales Service Level and Highest Year over Year Sales Growth in Aquatic & Reptile.
In 2017, the Garden segment won several awards from our largest customers including one of Lowe's three highest awards as Seasonal Vendor of the Year, Walmart's Supplier of the Year in Lawn & Garden and Walmart's H3 (Humble, Hustle & Hungry) Award. In 2017, the Pet segment won the Pet Retail Brands Specialty Pet Vendor Partner of the Year Award for efforts in building strategic relationships and offering the highest level of support and collaboration.
Marketing
For marketing in 2018, Central won numerous Equine media awards from American Horse Publications and National Animal Supplement Council’s Visibility Awards for advertising, marketing, multimedia ads, social media campaigns, print and education of customers and the industry.
In 2017, Central won Summit Creative Awards for its S.L.A.P. Public Service Campaign for Mosquito Awareness and its Bug Free Grains Ad Campaign in the B2B category as well as numerous American Horse Publications Awards for print, e-newsletter, website and brand multi-media ad campaigns.

•
Strong Relationships with Retailers. We have developed strong relationships with major and independent brick & mortar retailers, as well as e-commerce retailers providing them broad product offerings including new product innovation, premium brands, private label programs, proprietary sales and logistics capabilities and a high level of customer service. Major retailers value the efficiency of dealing with suppliers with national scope and strong brands. We believe our ability to meet their unique needs for packaging and point of sale displays provides us with a competitive advantage. Independent retailers value our high level of customer service and broad array of premium branded products. We believe these strengths have assisted us in becoming one of the largest pet supplies vendors to PetSmart, PETCO and Walmart and among the largest lawn and garden supplies vendors to Walmart, Home Depot and Lowe’s, and the club and mass merchandise channels, as well as a leading supplier to independent pet and garden supplies retailers in the United States.

•
Favorable Long-Term Industry Characteristics. We believe the U.S. pet supplies market will grow over the long-term due to favorable demographic and leisure trends. The key demographics bolstering our markets are the growth rates in the number of millennials who now account for 35% of pet owners and account for more than half of small animal, reptile and saltwater fish owners. According to the 2017 - 2018 APPA National Pet Owners Survey, the number of U.S. pet owners in recent years has reached record highs, with 84.6 million households, or 68%, owning a pet. In addition, many pet supplies products (e.g., toys, pest control, grooming supplies, beds and collars, etc.) are routinely consumed and replenished. Also, as many as 82% of dog owners and 65% of cat owners regularly purchase some type of treat.

We believe that gardening is one of the most popular leisure activities in the United States. According to the National Gardening Survey, U.S. households participating in lawn and garden activities is at an all-time high of 77% with participation by 18-34-year-old households also at an all-time high. Participation is highest amongst married households, persons aged 45-64, households with three or more persons; households with children; employed and those persons making $75,000 or more per year. Both the 18-34 and 45-64 demographic participation percentages are projected by the U.S. Census Bureau to remain consistent for the foreseeable future. The 2018 National Gardening Survey also notes that the trends of more people gardening in their yards, container gardening, food gardening and organic gardening are examples of wider interest in a rapidly changing industry. We perceive this market as staying intact and showing slow positive growth.

•
Sales and Logistics Networks. We are a leading supplier to independent specialty retailers for the pet and lawn and garden supplies markets through our sales and logistics networks. We believe our sales and logistics networks give us a significant competitive advantage over other suppliers. These networks provide us with key access to independent pet specialty retail stores and retail lawn and garden customers that require two-step distribution facilitating:

◦	acquisition and maintenance of shelf placement;

◦	prompt product replenishment;

◦	customization of retailer programs;

◦	quick responses to changing customer and retailer preferences;

◦	rapid deployment and feedback for new products; and

◦	immediate exposure for new internally-developed and acquired brands.
We plan to continue to utilize our team of dedicated sales people and our sales and logistics networks to expand sales of our branded products.
Business Strategy
Our objective is to grow revenues, profits, and cash flow by enhancing our position as one of the leading companies in the U.S. pet supplies and lawn and garden supplies industries. We seek to do so by developing new products, increasing market share, acquiring businesses and working in partnership with our customers to grow the categories in which we participate. To achieve our objective, we plan to capitalize on our strengths and favorable industry trends by executing on the following key strategic pillars to drive our growth:
Accelerate the Growth Momentum of Our Portfolio.

•
We are managing each business differentially, based on clearly articulated strategies that define the role of each business within our portfolio. We have assessed the profitability and growth potential of each of our businesses. All businesses have a clear role in the portfolio and a strategy that is consistent with that role. Some of our businesses are managed to optimize top-line growth, whereas others are more focused on reducing costs and maximizing operating income. We have three-year pipelines in both innovation activities and cost savings initiatives to make sure we have the pieces in place to deliver the organic growth targeted for our businesses.

•
We are building out our portfolio in attractive, broadly-defined Pet & Garden markets. We seek to acquire businesses that are accretive to our growth. Our M&A model is one of our key strengths. Since 1992, we have completed over 50 acquisitions to create a company of approximately $2.2 billion in sales. In the last two years, we have acquired four new businesses including our entry into the live plant business. We consider this to be an attractive, fragmented category in the garden industry. We are patient and disciplined value buyers, typically focused on manageable-sized opportunities in the garden and pet areas. However, we are open to any business which can leverage our capabilities and allow us to add value through our low-cost manufacturing capabilities, operating synergies, or strong distribution network. We generally prefer to acquire businesses with proven, seasoned management teams, which are committed to stay with the acquired business after closing. We have been successful in growing our acquisitions organically after acquiring them into our portfolio. We are also committed to exiting businesses where we cannot find a path to profitability and have done so in the past. We continually review our businesses to ensure they can meet our expectations and, in some cases, have implemented strategies to reverse sub-par performance.

Keep the Core Healthy.

•
We are building on our strong customer relationships by developing and executing winning category growth strategies. We produce both branded products and private label products for our customers as well as distribute third party brands that gives our retail partners an unparalleled breadth of selection of premium and value products. Importantly, we are reinvesting some of our annual cost savings in order to ensure sufficient demand creation investment to drive sustainable organic growth and build share.

•
To grow, we are also seeking to develop more differentiated and more defensible new products. We are doing so by continuously striving to get a deeper understanding of our consumers, comprehending what products and features they desire and how they make their purchase decisions. We are increasing our overall investment in consumer insights and research and development in order to achieve our innovation goals with a strong pipeline of new products.

Build Digital Capabilities for Competitive Advantage and a Compelling Consumer Experience.

•
We are freeing up our businesses in e-commerce by ensuring we have the right policies, products, and programs to allow all channels to compete effectively. We recognize that consumers are increasingly researching, if not buying products on-line, and hence we are advancing our digital capabilities. One key area is in marketing communication where we are working to better reach consumers at key points in their path to purchase with advanced capabilities in search engine optimization, reputation management and social listening to name a few. Concurrently, we are optimizing our supply chain for high-demand e-commerce items to ensure customer and consumer availability requirements are met at optimal cost. Finally, we are also expanding our data analytics capability to improve and accelerate business insight. In a marketplace that is moving very quickly, fast decision-making is important to gaining a competitive advantage.

Drive Cost Savings and Productivity Improvements to Fuel Growth.

•
Optimizing our supply chain footprint is a priority as we seek to become more efficient and cost-effective. Having the right facilities in the right locations is critical to both lowering costs and enabling our businesses to meet the growth demands of our existing and new customers, from both our legacy and acquired businesses. In addition, while we value being a decentralized company, we believe we have significant opportunities to improve our performance by driving processes and programs to allow us to align for scale and share best practices. The initiatives, along with our systematic cost savings programs being driven by each business unit, should enable the overall company to reduce our cost of goods sold and administrative spending by 1% to 2% annually. We expect these cost savings will enable us to continue to invest more in our businesses to fuel growth.

Attract, Retain and Develop Exceptional Employees.

•
We have approximately 5,400 employees in over 95 locations. We believe people work at Central because they love the categories in which we operate and that creates a passionate and effective group. We also have a strong leadership team representing a mix of successful entrepreneurs and classically trained consumer products executives that have delivered favorable growth over the last few years. We place an emphasis on helping our employees develop their skills and focus on succession planning to ensure we can grow sustainably year-after-year.

Products – General
The following table indicates each class of similar products which represented approximately 10% or more of our consolidated net sales in the fiscal years presented (in millions).

Category	2018		2017		2016
Other pet products	$896.5		$841.4		$689.3
Other garden supplies	528.8		464.9		331.3
Dog and cat products	444.4		405.0		326.0
Garden controls and fertilizer products	345.7		343.2		298.8
Wild bird feed	—	(1)	—	(1)	183.6
Total	$2,215.4		$2,054.5		$1,829.0
(1) The product category was less than 10% of our consolidated net sales in the respective period.

Pet Segment
Pet Overview
We are one of the leading marketers and producers of pet supplies in the United States. In addition, our Pet segment operates one of the largest sales and logistics networks in the industry, strategically supporting our brands. In fiscal 2018, Pet segment net sales were $1,340.9 million and operating income was $140.3 million.
Pet Industry Background
According to the Packaged Facts U.S. Pet Market Outlook, 2018 - 2019, the percentage of U.S. households with dogs or cats in 2017 remained at 52% where it has been since 2011.
The pet industry includes food, supplies, veterinarian care, services and live animals. We operate primarily in the pet supplies segment of the industry as well as in the live fish and live small animal categories. This segment includes: products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, rawhide, toys, pet beds, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including cages and habitats, toys, chews, and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners and supplements, and information and knowledge resources; and products for horses and livestock. Packaged Facts estimates that the pet supplies, natural dog and cat food, pet treats & chews and live fish, small animals and pet birds industry had $27.3 billion in revenue in 2017.
We believe the U.S. pet supplies market will grow over the long-term due to favorable demographic and leisure trends. The key demographics bolstering our markets are the growth rates in the number of millennials who now account for 35% of pet owners and account for more than half of small animal, reptile and saltwater fish owners. According to the 2017 - 2018 APPA National Pet Owners Survey, the number of U.S. pet owners in recent years has reached record highs, with 84.6 million households, or 68%, owning a pet. In addition, many pet supplies products (e.g., toys, pest control, grooming supplies, beds and collars, etc.) are routinely consumed and replenished. Also, as many as 82% of dog owners and 65% of cat owners regularly purchase some type of treat.
The U.S. pet supplies market is highly fragmented with approximately 1,400 manufacturers, consisting primarily of small companies with limited product lines. The majority of these manufacturers do not have a captive sales and logistics network and must rely on us or other independent distributors to supply their products to regional pet specialty chains and independent retailers. According to Packaged Facts, dog & cat supplies sales increased 21% from 2013 to 2017. Sales are expected to increase an additional 17% by 2022, indicating the strength of this category.
The pet food and supplies industry retail channel also remains fragmented with only two national pet specialty retailers, PetSmart and PETCO and over 7,300 independent pet supply stores and smaller pet chains as well as club and mass merchandise stores in the United States. According to Packaged Facts, pet specialty chain sales have declined from 24% in 2014 to a projected 20% of overall pet product sales in 2018, and are expected to decline to 16% by 2022. At the same time, internet sales (including online sales by omnichannel players) are expected to have increased from 5% in 2014 to 15% in 2018 and are projected to increase to 20% of U.S. retail sales of pet products by 2022. Pet products have also become a growing category in mass merchandisers, discounters, grocery outlets and the e-commerce channel. Mass merchandisers, supermarkets and discounters have historically carried a limited product assortment that features primarily pet food, but we believe these retailers are devoting more shelf space to meet increased consumer demand for premium pet supplies. Independent pet stores typically have a relatively broad product selection and attempt to differentiate themselves by offering premier brands and knowledgeable service.
Proprietary Branded Pet Products
Our principal pet supplies categories are dog and cat, aquatics, bird and small animal, wild bird feed, live fish and small animal, and animal health products.
Dog & Cat. Our dog and cat category, featuring the brands Nylabone®, Four Paws®, Cadet®, Dallas Manufacturing Company (DMC™), K&H Pet Products™, TFH® Publications, AvoDerm®, Pinnacle®, Pet Select and Mikki®, is an industry leader in manufacturing and marketing premium edible and non-edible chews, interactive toys, natural dog and cat food, grooming supplies and pet care print and digital content.

•
Nylabone is predominately made in the United States and has a strong history of developing innovative products such as NutriDent® Edible Dental Brush Chews, Nubz® and Healthy Edibles® as well as numerous other award-winning dog toys and healthy chews.

•	IMS is a manufacturer and supplier of a full-line of quality rawhide and other natural dog chews, and treats largely under the Cadet® and Farm to Paws™ brands.

•	Four Paws Products include industry leaders in grooming and waste management products under the Wee Wee® and Magic Coat® brands.

•
Pet Home Essentials combines our acquisition of DMC, the industry-leading dog & cat bed company and supplier to many of the largest retailers for private label and branded bedding, and our acquisition of K&H, a producer of premium pet supplies and the largest marketer of heated pet products in the country.

•	TFH Publications is a globally recognized publisher of both pet books and an aquatics magazine.

•	Breeder’s Choice, featuring the Pinnacle and AvoDerm brands, is a manufacturer of natural pet food for our own brands, other parties and private label.
Aquatics. We are a leading supplier of aquariums and related fixtures and furniture, water conditioners and supplements, sophisticated lighting systems and accessories featuring the brands Aqueon, Zilla, Kent Marine, Coralife and Blagdon.
Small Animal, Pet Bird & Wild Bird Feed. We are a leading marketer and producer of supplies and pet food for small animals, pet birds, and wild birds. We offer a full range of products including species specific diets, treats, habitats, bedding, hay and toys under the Kaytee®, Forti-Diet and Critter Trail® brands. Many of our branded Kaytee wild bird mixes are treated with a proprietary blend of vitamins and minerals. Kaytee is one of the most widely recognized and trusted brands for birds and small animals.
Animal Health. We are a leading marketer and producer of mosquito and other insect control products produced by Wellmark International and sold primarily under the Bio Spot Active Care™, Adams, Altosid®, Centynal™, ClariFly®IGR, Comfort Zone®, Diacon®, Pre Strike and Extinguish® brand names. Wellmark is the only domestic producer of (S)-Methoprene, which is an active ingredient to control mosquitoes, fleas, ticks, ants and mites in many professional and consumer insect control applications. We also sell (S)-Methoprene to manufacturers of other insect control products, including Frontline Plus. In addition, we are a leading manufacturer and marketer of innovative products for horses in the fly control, supplements, grooming, deworming, wound care, leather care & rodenticides categories. Our portfolio of brands includes Farnam, Horse Health Products, Vita Flex, Just One Bite and Rodentex. These brands, along with a diverse stable of sub-brands (including IverCare®, Bronco®, Super Mask® II, Endure®, Red Cell®, Horseshoer’s Secret® and Vetrolin®), position us as a leader in these categories.
Live Fish and Small Animals. We are a leading wholesaler of aquarium fish and small animals to pet specialty and mass merchandiser stores in the U.S. due to our acquisition of Segrest, Inc. in October 2016.
Pet Sales Network
Our domestic sales and logistics network exists to promote both our proprietary brands and third-party partner brands. It provides value-added service to approximately 6,000 customers, many of which are independent specialty stores with fewer than 10 locations. This includes acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick response to changing customer and retailer preferences, rapid deployment and feedback for new products and immediate exposure for acquired brands. The combination of brands in the network that are supplied in single shipments enables our independent customers to work with us on a cost-effective basis to meet their pet supplies requirements. We also operate a sales and logistics facility in the United Kingdom.
Pet Sales and Marketing
Our sales strategy is multi-tiered and designed to capture maximum market share with retailers. Our customers include retailers, such as club, regional and national specialty pet stores, independent pet retailers, mass merchants, grocery and drug stores, as well as the e-commerce channel. We also serve the professional market with insect control and health and wellness products for use by veterinarians, municipalities, farmers and equine product suppliers. Costco Wholesale accounted for approximately 11% of our Pet segment's net sales in fiscal 2018. PetSmart, PETCO, Walmart and Amazon are also significant customers.
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
Pet Competition
The pet supplies industry is highly competitive and has experienced considerable consolidation. The e-commerce channel has been growing at a rapid rate in recent years. Our branded pet products compete against national and regional branded products and private label products produced by various suppliers. Our largest competitors in the product categories we participate in are Spectrum Brands and Hartz Mountain. The Pet segment competes primarily on the basis of brand recognition, innovation, upscale packaging, quality and service. Our Pet segment’s sales and logistics operations compete with Animal Supply Co., Phillips Pet Food & Supplies and a number of smaller local and regional distributors, with competition based on product selection, price, value-added services and personal relationships.
Garden Segment
Garden Overview
We are a leading company in the consumer lawn and garden market in the United States and offer both premium and value-oriented branded products. We market and produce a broad array of premium brands, including Pennington, The Rebels, AMDRO, Lilly Miller, Ironite, Sevin, and Over-N-Out. We also produce value brands at lower prices, including numerous private label brands. In addition, our Garden segment operates a sales and logistics network that strategically supports its brands. In fiscal 2018, Garden segment net sales were $874.5 million and operating income was $95.6 million.
Garden Industry Background
The garden industry includes consumables (fertilizer, pesticides, seed, growing media, mulch and products sold in bulk) as well as landscaping products (decorative products such as pottery, wild bird & animal products, water features and lighting) and arches/trellises. We operate primarily in the garden consumables and decorative segments of the industry. Packaged Facts and IBIS estimate that garden consumables, decorative and live plant retail sales were $21.0 billion in 2017.
We believe that gardening is one of the most popular leisure activities in the United States. According to the National Gardening Survey, U.S. households participating in lawn and garden activities is at an all-time high of 77% with participation by 18-34-year-old households also at an all-time high. Participation is highest amongst married households, persons aged 45-64, households with three or more persons; households with children; employed and those persons making $75,000 or more per year. Both the 18-34 and 45-64 demographic participation percentages are projected by the U.S. Census Bureau to remain consistent for the foreseeable future. The 2018 National Gardening Survey also notes that the trends of more people gardening in their yards, container gardening, food gardening and organic gardening are examples of wider interest in a rapidly changing industry. We perceive this market as staying intact and showing slow positive growth.
The lawn and garden market is highly concentrated with most products sold to consumers through a number of distribution channels, including home centers, mass merchants, independent nurseries and hardware stores. Home and garden centers and mass merchants typically carry multiple premium and value brands. Due to the rapid expansion and consolidation of mass merchants and home and garden centers, the concentration of purchasing power for the lawn and garden category has increased dramatically. We expect the growth of home and garden centers, such as Home Depot and Lowe’s, and mass merchants, such as Walmart, to continue to concentrate industry sales. We estimate the retail sales of the lawn and garden supplies and live plant industry, the categories in which we participate, to be approximately $19.7 billion. We believe that the industry will continue to grow, albeit at a slow rate.
Proprietary Branded Lawn and Garden Products
Our principal lawn and garden product lines are grass seed, wild bird feed, insect control products, lawn and garden care products, including fertilizers, and decorative outdoor patio products. Our Pennington® brand is one of the largest in grass seed, pottery and wild bird feed, and our Amdro® brand is a leading portfolio of control products.
Grass Seed. We are a leading marketer, producer and distributor of numerous varieties and mixtures of cool and warm season grass for both the residential and professional markets, as well as forage and wild game seed mixtures. We sell these products under the Pennington Seed, Pennington, Penkoted®, Max-Q®, ProSelectTM, Tournament Quality CM, MasterTurf®, The Rebels and Smart Seed® brand names. We also produce numerous private label brands of grass seed. The Pennington grass seed manufacturing facilities are some of the largest and most modern seed coating and conditioning facilities in the industry.
Wild Bird Products. We are the leading marketer, producer and distributor of wild bird feed, bird feeders, bird houses and other birding accessories in the United States. These products are sold primarily under the Pennington brand name. Many of our branded Pennington wild bird mixes are treated with a proprietary blend of vitamins and minerals. An example is our Pennington brand mixes which are enriched with Bird-Kote®, our exclusive process which literally seals each seed with a nutritious coating containing vitamins and minerals that are beneficial to the health of wild birds.
Fertilizers and Controls. We are a leading marketer, producer and distributor of lawn and garden weed, moss, insect and pest control products and soil supplements and stimulants. We sell these products under the AMDRO, Lilly Miller, Moss Out®, Corry’s®, IMAGE®, Sevin®, Over-N-Out®, Rootboost®, Knockout®, and Strike® brand names, as well as private label for Walmart and Lowe's. We manufacture several lines of lawn and garden fertilizers and soil supplements, in granular and liquid form, under the Pennington, Alaska Fish Fertilizer®, Pro Care, and Ironite® brand names and other private and controlled labels.
Decor. We are a leading marketer and distributor of decorative indoor and outdoor pottery products in the United States. These products, sold under the Pennington name, include terra cotta, stoneware, ceramic and porcelain pots. We also market a complete line of wooden garden products, including planters under the Pennington brand name.
Live Plants. We are the primary supplier of flowers and plants to Home Depot in the mid-Atlantic region. These plants and flowers are sold by Bell Nursery, which we acquired in March 2018.
Garden Sales Network
Our sales and logistics network exists primarily to promote our proprietary brands and provides us with key access to retail stores for our branded products, acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick responses to changing customer and retailer preferences, rapid deployment and feedback for new products, immediate exposure for acquired brands and comprehensive and strategic information. The network also sells other manufacturers’ brands of lawn and garden supplies and combines these products with our branded products into single shipments enabling over 4,000 customers to deal with us on a cost-effective basis to meet their lawn and garden supplies requirements.
Garden Sales and Marketing
The marketing strategy for our premium products is focused on meeting consumer needs through product performance, innovation, quality, upscale packaging and retail shelf placement. The marketing strategy for our value products is focused on promotion of the quality and efficacy of our value brands at a lower cost relative to premium brands. Our customers include retailers, such as mass merchants, home improvement centers, independent lawn and garden nurseries, drug and grocery stores, and professional end users. Sales to Walmart represented approximately 29%, 31% and 31%, sales to Lowe’s represented approximately 21%, 21% and 20%, and sales to Home Depot represented approximately 27%, 20% and 19% of our Garden segment’s net sales in fiscal 2018, 2017 and 2016, respectively.
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
Garden Competition
The lawn and garden products industry is highly competitive. Our lawn and garden products compete against national and regional products and private label products produced by various suppliers. Our turf and forage grass seed products, fertilizers, pesticides and combination products compete principally against products marketed by The Scotts Miracle-Gro Company (“Scotts”). In addition, Spectrum Brands is a strong competitor in yard and household insecticides. Our Garden segment competes primarily on the basis of its strong premium and value brands, quality, service, price and low-cost manufacturing. Our Garden segment’s sales and logistics operations also compete with a large number of distributors, with competition based on price, service and personal relationships.
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

Purchasing
We purchase most of our raw materials from a number of different suppliers. We purchase one of the raw materials used to manufacture (S)‑Methoprene from a single source of supply. We maintain an inventory of this raw material (in addition to our (S)‑Methoprene inventory) to reduce the possibility of interruption in the availability of (S)‑Methoprene, but a prolonged delay in obtaining (S)‑Methoprene or this raw material could result in a temporary delay in product shipments and have an adverse effect on our Pet segment’s financial results.
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
Logistics Network
Our distribution network consists of 55 facilities strategically placed across the United States, one facility in the United Kingdom, one facility in Canada and two facilities in China to allow us to service both our mass market customers as well as our independent specialty retail stores for our branded products. This network also supports distribution of many other manufacturers’ brands and combines these products with our branded products into single shipments, enabling us to serve our customers in an effective and cost-efficient manner.
Significant Customers
Walmart, our largest customer, represented approximately 16%, 16% and 15% of our total company net sales in fiscal 2018, 2017 and 2016, respectively. Home Depot, our second largest customer, represented approximately 11%, 8% and 8% of our total company net sales in fiscal 2018, 2017 and 2016, respectively. In addition, Lowe's, Costco and PetSmart are also significant customers, and together with Walmart and Home Depot, accounted for approximately 48% of our net sales in fiscal 2018, 44% in fiscal 2017 and 42% in fiscal 2016.
Patents and Other Proprietary Rights
Our branded products companies hold numerous patents in the United States and in other countries and have several patent applications pending. We consider the development of patents through creative research and the maintenance of an active patent program to be advantageous to our business, but do not regard any particular patent as essential to our operations.
In addition to patents, we have numerous active ingredient registrations, end-use product registrations and trade secrets. The success of certain portions of our business, especially our animal health operations, partly depends on our ability to continue to maintain trade secret information which has been licensed to us, and to keep trade secret information confidential.
Along with patents, active ingredient registrations, end use product registrations and trade secrets, we own a number of trademarks, service marks, trade names and logotypes. Many of our trademarks are registered but some are not. We are not aware of any reason we cannot continue to use our trademarks, service marks and trade names in the way that we have been using them.
Employees
As of September 29, 2018, we had approximately 5.400 employees, of whom approximately 4,900 were full-time employees and 500 were temporary or part-time employees. We also hire substantial numbers of additional temporary employees for the peak lawn and garden shipping season of February through June to meet the increased demand experienced during the spring and summer months. The majority of our temporary employees are paid on an hourly basis. Except for approximately 50 employees at a facility in Puebla, Mexico, none of our employees are represented by a labor union. We consider our relationships with our employees to be good.
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
Various federal, state and local laws, including the federal Food Safety Modernization Act (“FSMA”), also regulate pet food products and give regulatory authorities the power to recall or require re-labeling of products.  Several new FSMA regulations became effective in recent years.   We believe we are in substantial compliance with all currently effective requirements and are taking steps to ensure that we are in compliance with all regulatory requirements going forward.
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
Executive Officers
The following table sets forth the name, age and position of our executive officers as of November 27, 2018.

Name	Age	Position
George C. Roeth	57	President & Chief Executive Officer
Nicholas Lahanas	50	Chief Financial Officer
William Lynch	58	Senior Vice President of Operations
Kay M. Schwichtenberg	65	Executive Vice President
George Yuhas	66	General Counsel and Secretary
George C. Roeth. Mr. Roeth became our President and Chief Executive Officer in June 2016. Mr. Roeth is a 27-year veteran of The Clorox Company, most recently, from 2013 to 2014, serving as Chief Operating Officer and Executive Vice President. Previously Mr. Roeth served as Senior Vice President and General Manager, during which time he was also Chairman of the Board for the Clorox and Proctor & Gamble Joint Venture. Prior to that, Mr. Roeth served in senior-level marketing and operating roles at Clorox, including Vice President and General Manager, Vice President of Growth and Marketing, and Vice President of Brand Development among others.
Nicholas "Niko" Lahanas. Mr. Lahanas became our Chief Financial Officer in May 2017. Mr. Lahanas served as Senior Vice President of Finance and Chief Financial Officer of our Pet segment from April 2014 to May 2017 and, Vice President of Corporate Financial Planning & Analysis from October 2011 to March 2014. Mr. Lahanas was the Director of Business Performance from March 2008 to October 2011, where his primary focus was on business unit profitability, and was a Finance Manager from October 2006 to March 2008 in our Garden segment. Prior to joining Central, Mr. Lahanas worked in private equity and investment banking.
William Lynch. Mr. Lynch became our Senior Vice President of Operations 2016 and serves as the company’s top operations leader with oversight for IT, Safety and Sales & Operations Planning. Prior to joining Central in 2016, Mr. Lynch served as Sr. Vice President – Global Operations for Moen, Inc. Mr. Lynch spent over thirty years at The Clorox Company in numerous management positions, the last of which was Vice President Product Supply Global Operations.

Kay M. Schwichtenberg. Ms. Schwichtenberg became our Executive Vice President, Animal & Public Health in April 2014.  Prior to becoming Executive Vice President, she held several positions for Central including Special Projects Advisor, President & CEO of Central Life Sciences and President of Wellmark International.  Ms. Schwichtenberg joined Central in the acquisition of the Consumer and Animal Health Division from Sandoz Agro, Inc., a worldwide leader in pharmaceuticals where she was the Vice President and General Manager.  She has also served in a variety of sales and marketing capacities for Brunswick Corporation, and Market Facts, Inc.
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
We took certain pricing actions in fiscal 2018 to offset the impact of inflationary pressures and plan to do so in the year ahead as well. Although we have been able to negotiate some price increases in the past with our retailers, it is possible that price increases may not fully offset rising costs in the future, resulting in margin erosion. We can provide no assurance as to the timing or extent of our ability to implement additional price adjustments in the event of increased costs in the future, or our ability to retain pricing with our retailers in the context of declining costs. We also cannot predict to what extent price increases may negatively affect our sales volume. As retailers pass along price increases, consumers may shift to our lower margin bird feed, switch to competing products or reduce purchases of wild bird feed products.
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
We believe that our future success will depend upon, in part, our ability to continue to improve our existing products through product innovation and to develop, market and produce new products. We cannot assure you that we will be successful in the introduction, marketing and production of any new products or product innovations, or that we will develop and introduce in a timely manner, improvements to our existing products which satisfy customer needs or achieve market acceptance. Our failure to develop new products and introduce them successfully and in a timely manner could harm our ability to grow our business and could have a material adverse effect on our business, results of operations and financial condition.
We believe that the period of time to gain consumer acceptance of major innovations is longer in the garden industry than in many industries, which compounds the risks generally associated with major new product innovations.
A decline in consumers’ discretionary spending or a change in consumer preferences could reduce our sales and harm our business.
Our sales ultimately depend on consumer discretionary spending, which is influenced by factors beyond our control, including general economic conditions, the availability of discretionary income and credit, weather, consumer confidence and unemployment levels. Any material decline in the amount of consumer discretionary spending could reduce our sales and harm our business. These economic and market conditions, may also place a number of our key retail customers under financial stress, which would increase our credit risk and potential bad debt exposure.
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
Our Segrest subsidiary is the largest supplier of aquarium fish in the United States and also supplies pet birds and small animals. The sale of fish, pet birds and small animals subjects us to additional risk, including risks associated with sourcing, developing captive breeding programs, health of the fish, pet birds and small animals supplied by us and future governmental regulation of the sale of fish, pet birds and small animals.
Our lawn and garden sales are highly seasonal and subject to adverse weather.
Because our lawn and garden products are used primarily in the spring and summer, the Garden business is seasonal. In fiscal 2018, approximately 68% of our Garden segment’s net sales and 57% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is generated in this period. Our working capital needs and our borrowings generally peak in our second fiscal quarter, because we are generating lower revenues while incurring expenses in preparation for the spring selling season. If cash on hand and borrowings under our credit facility are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business.
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
Walmart, our largest customer, represented approximately 16%, 16% and 15% of our total company net sales in fiscal 2018, 2017 and 2016, respectively. Home Depot, our second largest customer, represented approximately 11%, 8% and 8% of our total company net sales in fiscal 2018, 2017 and 2016, respectively. In addition, Lowe's, Costco, and PetSmart are also significant customers, and together with Walmart and Home Depot, accounted for approximately 48% of our net sales in fiscal 2018, 44% in fiscal 2017 and 42% in fiscal 2016. The market shares of many of these key retailers have increased and may continue to increase in future years.
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
Recently, the Trump administration imposed 25% tariffs on a variety of imports from China and subsequently implemented tariffs on additional goods imported from China. Approximately 10% of the products that we sell in the United States are manufactured in China. If the Trump Administration continues the recent China tariffs, or if additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in China, or other countries, and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have a material adverse effect on our business and results of operations.

We may be adversely affected by trends in the retail industry.
With the growing trend towards retail trade consolidation, we are increasingly dependent upon key retailers whose leverage is growing. Our business may be negatively affected by changes in the policies of our key retailers, such as inventory destocking, limitations on access to shelf space, price demands and other conditions. In addition, retailers continue to more closely manage inventory levels and make purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and to more closely anticipate demand, which could in the future require the carrying of additional inventories and an increase in our working capital and related financing requirements. This shift to “just-in-time” can also cause retailers to delay purchase orders, which can cause a shift in sales from quarter to quarter. Decisions to move in or out of a market category by leading retailers can also have a significant impact on our business. Additionally, some retailers are increasing their emphasis on private label products. While we view private label as an opportunity and supply many private label products to retailers, we could lose sales in the event that key retailers replace our branded products with private label product manufactured by others.
The e-commerce channel continues to grow rapidly. To the extent that the key retailers on which we depend lose share to the e-commerce channel, we could lose sales. If the e-commerce channel continues its rapid growth, we may need to make additional investments to access this channel more effectively, and there can be no assurances that any such investments will be successful.
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
To compete effectively, among other things, we must:

•	develop and grow brands with leading market positions;

•	maintain or grow market share;

•	maintain and expand our relationships with key retailers;

•	continually develop innovative new products that appeal to consumers;

•	implement effective marketing and sales promotion programs;

•	maintain strict quality standards;

•	deliver products on a reliable basis at competitive prices; and

•	effectively integrate acquired companies.
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
We are regularly engaged in acquisition discussions with other companies and anticipate that one or more potential acquisition opportunities, including those that would be material or could involve businesses with operating characteristics that differ from our existing business operations, may become available in the near future. If and when appropriate acquisition opportunities become available, we intend to pursue them actively. Acquisitions involve a number of special risks, including:

•	failure of the acquired business to achieve expected results, as well as the potential impairment of the acquired assets if operating results decline after acquisition;

•	diversion of management’s attention;

•	additional financing, if necessary and available, which could increase leverage and costs, dilute equity, or both;

•	the potential negative effect on our financial statements from the increase in goodwill and other intangibles;

•	difficulties in integrating the operations, systems, technologies, products and personnel of acquired companies;

•	initial dependence on unfamiliar supply chains or relatively small supply partners;

•	the potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire after the acquisition;

•	the high cost and expenses of identifying, negotiating and completing acquisitions; and

•	risks associated with unanticipated events or liabilities.
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
During fiscal 2018, 2017 and 2016, we performed evaluations of the fair value of our indefinite-lived trade names and trademarks. Our expected revenues were based on our future operating plan and market growth or decline estimates for future years. There were no impairment losses recorded in fiscal years 2018 or 2017. In fiscal 2016, we recognized a $1.8 million non-cash impairment charge related to certain indefinite-lived intangible assets in our Pet segment as a result a decline in volume of sales, as well as a non-cash impairment charge of $16.6 million related to our investment in two joint ventures as a result of changes in marketplace conditions, which impacted the expected cash flows and recoverability of the investment.
Most of our goodwill is associated with our Pet segment. In connection with our annual goodwill impairment testing performed during fiscal 2018 and fiscal 2017, we made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of its reporting units under the two-step goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment and it was determined that it was more likely than not the fair values of our reporting units were greater than their carrying amounts, and accordingly, no further testing of goodwill was required.
We continue to implement an enterprise resource planning information technology system.
In fiscal 2005, we began incurring costs associated with designing and implementing SAP, a company-wide enterprise resource planning (ERP) software system with the objective of gradually migrating to the new system. This new system replaces numerous accounting and financial reporting systems, most of which were obtained in connection with business acquisitions. To date, we have reduced the number of ERP systems from 37 to 9. Capital expenditures for our enterprise resource planning software system for fiscal 2019 and beyond will depend upon the pace of conversion for those remaining legacy systems. If the balance of the implementation is not executed successfully, we could experience business interruptions. If we do not complete the implementation of the project timely and successfully, we may experience, among other things, additional costs associated with completing this project and a delay in our ability to improve existing operations, support future growth; and enable us to take advantage of new applications and technologies. All of this may also result in distraction of management, diverting their attention from our operations and strategy.
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
We outsource a significant amount of our manufacturing requirements to third party manufacturers located in China. This international sourcing subjects us to a number of risks, including: the impact on sourcing or manufacturing of public health and contamination risks in China; quality control issues; social and political disturbances and instability; export duties, import controls, tariffs, quotas and other trade barriers; shipping and transportation problems; and fluctuations in currency values. These risks may be heightened by recent changes in the United States government's trade policies. Because we rely on Chinese third party manufacturers for a significant portion of our product needs, any disruption in our relationships with these manufacturers could adversely affect our operations.
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
We are a party to litigation alleging that the applicator developed and used by us for certain of our branded topical flea and tick products infringes a patent held by Nite Glow Industries, Inc. and claims for breach of contract and misappropriation of confidential information. On June 27, 2018, a jury returned a verdict in favor of Nite Glow and awarded damages of approximately $12.6 million. Unless the verdicts are over-turned in post-trial proceedings, we intend to vigorously pursue our rights on appeal. However, the outcome of litigation is inherently uncertain. Regardless of the ultimate outcome, we could incur significant legal expenses pursuing an appeal and could experience the diversion of time by our management team. If we are unsuccessful in post-trial proceedings or on appeal, our operating results could be adversely affected.
Deterioration in operating results could prevent us from fulfilling our obligations under the terms of our indebtedness or impact our ability to refinance our debt on favorable terms as it matures.
We have, and we will continue to have, significant indebtedness. As of September 29, 2018, we had total indebtedness of approximately $700 million. This level of indebtedness and our future borrowing needs could have material adverse consequences for our business, including:

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
We may issue additional shares of our common stock or Class A common stock that could dilute the value and market price of our stock.
We recently issued and may decide or be required to issue, including upon the exercise of any outstanding stock options, or in connection with any acquisition made by us, additional shares of our common stock or Class A common stock that could dilute the value of your common stock or Class A common stock and may adversely affect the market price of our common stock or Class A common stock.
Our founder, through his holdings of our Class B common stock, exercises effective control of the Company, which may discourage potential acquisitions of our business and could have an adverse effect on the market price of our stock.
Holders of our Class B common stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, and each share of Class B common stock is convertible at any time into one share of our common stock. Holders of our common stock are entitled to one vote for each share owned. Holders of our Class A common stock have no voting rights, except as required by Delaware law.
As of September 29, 2018, William E. Brown, our founder, beneficially controlled approximately 55% of the voting power of our capital stock. Accordingly, except to the extent that a class vote of the common stock is required by applicable law or our charter, he can effectively control all matters requiring stockholder approval, including the election of our directors, and can exert substantial control over our management and policies. The disproportionate voting rights of our common stock and Class B common stock and Mr. Brown’s substantial holdings of Class B common stock could have an adverse effect on the market price of our common stock and Class A common stock. Also, such disproportionate voting rights and Mr. Brown’s controlling interest may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our other stockholders, which could thereby deprive holders of common stock or Class A common stock of an opportunity to sell their shares for a “take-over” premium.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We currently operate 33 manufacturing facilities totaling approximately 3.9 million square feet and 59 sales and logistics facilities totaling approximately 5.5 million square feet. Most sales and logistics centers consist of office and warehouse space, and several large bays for loading and unloading. Each sales and logistics center provides warehouse, distribution, sales and support functions for its geographic area. Our executive offices are located in Walnut Creek, California.
The table below lists the Pet segment’s manufacturing and sales and logistics facilities. Numbers in parentheses represent multiple locations.

Location	Type of Facility	Owned or Leased
Phoenix, AZ (2)	Sales and Logistics	Owned
Surprise, AZ	Manufacturing	Leased
Irwindale, CA	Manufacturing	Leased
Sacramento, CA	Sales and Logistics	Leased
Santa Fe Springs, CA	Sales and Logistics	Leased
Aurora, CO	Sales and Logistics	Leased
Colorado Springs, CO (2)	Sales and Logistics	Leased
West Haven, CT (2)	Sales and Logistics	Owned
Gibsonton, FL	Sales and Logistics	Owned
Lakeland, FL (2)	Manufacturing	Leased
Plant City, FL (2)	Manufacturing	Leased
Ruskin, FL	Manufacturing	Leased
Ruskin, FL (3)	Sales and Logistics	Leased
Tampa, FL	Sales and Logistics	Leased
Atlanta, GA (2)	Sales and Logistics	Leased
Atlanta, GA	Sales and Logistics	Owned
Norcross, GA	Sales and Logistics	Leased
Council Bluffs, IA	Manufacturing	Owned
Elgin, IL	Sales and Logistics	Leased
Wichita, KS	Sales and Logistics	Leased
Taylor, MI	Sales and Logistics	Leased
Burnsville, MN	Sales and Logistics	Leased
Hazelwood, MO	Sales and Logistics	Leased
Riverside, MO	Sales and Logistics	Leased
Hamilton, NJ	Sales and Logistics	Leased
Neptune City, NJ	Manufacturing	Owned
South Brunswick, NJ	Sales and Logistics	Leased
Fairfield, OH	Sales and Logistics	Leased
Vandalia, OH	Sales and Logistics	Leased
Sulphur, OK	Sales and Logistics	Owned
Cressona, PA	Manufacturing	Owned
Pottsville, PA	Sales and Logistics	Leased
Athens, TX	Manufacturing	Leased
Athens, TX (2)	Sales and Logistics	Leased
Dallas, TX	Manufacturing	Owned
Dallas, TX	Sales and Logistics	Leased
Algona, WA	Sales and Logistics	Leased
Chilton, WI	Manufacturing	Owned
Franklin, WI	Manufacturing	Owned
Milwaukee, WI	Sales and Logistics	Leased
Mississauga, Ontario, Canada	Sales and Logistics	Leased
Guangzhou, China	Sales and Logistics	Leased
Shanghai, China	Sales and Logistics	Leased
Atlixco, Puebla, Mexico	Manufacturing	Owned
Dorking, Surrey, UK	Manufacturing	Leased
Taunton, Somerset, UK	Sales and Logistics	Leased

The table below lists the Garden segment’s manufacturing and sales and logistics facilities. Numbers in parentheses represent multiple locations.

Location	Type of Facility	Owned or Leased
Cullman, AL	Sales and Logistics	Owned
Cullman, AL	Sales and Logistics	Leased
Roll, AZ	Manufacturing	Owned
Chico, CA	Manufacturing	Leased
El Centro, CA	Manufacturing	Owned
Ontario, CA	Sales and Logistics	Leased
Longmont, CO	Manufacturing	Owned
Newark, DE	Sales and Logistics	Leased
Covington, GA (2)	Sales and Logistics	Leased
Eatonton, GA	Manufacturing	Owned
Eatonton, GA	Sales and Logistics	Leased
Madison, GA	Manufacturing	Leased
Madison, GA (2)	Manufacturing	Owned
Madison, GA	Sales and Logistics	Owned
Madison, GA	Sales and Logistics	Leased
Taunton, MA	Sales and Logistics	Leased
Elkridge, MD	Sales and Logistics	Leased
Laurel, MD	Sales and Logistics	Leased
Greenfield, MO (2)	Manufacturing	Owned
Greenfield, MO	Sales and Logistics	Owned
Neosho, MO	Manufacturing	Owned
Charlotte, NC	Sales and Logistics	Leased
Sidney, NE	Manufacturing	Owned
Fairfield, OH	Sales and Logistics	Leased
Peebles, OH	Manufacturing	Owned
Peebles, OH	Manufacturing	Leased
Albany, OR	Manufacturing	Owned
Lebanon, OR	Manufacturing	Owned
Portland, OR	Sales and Logistics	Leased
Easton, PA	Sales and Logistics	Leased
Grand Prairie, TX	Sales and Logistics	Leased
Emporia, VA	Sales and Logistics	Leased
Kenbridge, VA	Sales and Logistics	Leased
Northbend, WA	Manufacturing	Leased
In addition to the manufacturing and sales and logistics facilities listed above, the Garden segment leases approximately 120 acres of land in Oregon and Virginia used in its grass seed and live plant operations and owns approximately 410 acres of land in Virginia, North Carolina, Maryland and Ohio used in its live plant operations.
We continually review the number, location and size of our manufacturing facilities and expect to make changes over time in order to optimize our manufacturing footprint. We lease 13 of our manufacturing facilities and 49 of our sales and logistics facilities. These leases generally expire between 2019 and 2029. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. The facilities we own are subject to major encumbrances under our principal credit facility. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks and warehousing, transportation and computer equipment.

Item 3. Legal Proceedings
In 2012, Nite Glow Industries, Inc. and its owner, Marni Markel, ("Nite Glow") filed suit in the United States District Court for New Jersey against the Company alleging that the applicator developed and used by the Company for certain of its branded topical flea and tick products infringes a patent held by Nite Glow and asserted related claims for breach of contract and misappropriation of confidential information based on the terms of a Non-Disclosure Agreement. On June 27, 2018, a jury returned a verdict in favor of Nite Glow on each of the three claims and awarded damages of approximately $12.6 million. The case is currently in the post-trial motion phase of proceedings and is expected to proceed to appeal once all such motions have been resolved. Unless the verdicts are over-turned in the post-trial proceedings, the Company intends to vigorously pursue its rights on appeal and believes that it will prevail on the merits. While the Company believes that the ultimate resolution of this matter will not have a material impact on the Company's consolidated financial statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to the Company in excess of management's expectations.
From time to time, we are involved in certain legal proceedings in the ordinary course of business. Except as discussed above, we are not currently a party to any other legal proceedings that management believes could have a material effect on our financial position or results of operations.

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
As of November 16, 2018, there were approximately 86 holders of record of our common stock, approximately 156 holders of record of our Class A nonvoting common stock and 5 holders of record of our Class B stock.
Stock Performance Graph
The following graph compares the percentage change of our cumulative total stockholder return on our Common Stock (“CENT”) for the period from September 28, 2013 to September 29, 2018 with the cumulative total return of the NASDAQ Composite (U.S.) Index and the Dow Jones Non-Durable Household Products Index, a peer group index consisting of approximately 30 manufacturers and distributors of household products.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our Common Stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
Central Garden & Pet Co.
NASDAQ Composite-Total Return
Dow Jones US Nondurable Household Products Index
$600
$500
$400
$300
$200
$100
$0
9/28/2013
9/27/2014
9/26/2015
9/24/2016
9/30/2017
9/29/2018
ASSUMES $100 INVESTED ON SEP. 28, 2013
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING SEP. 29, 2018

Total Return Analysis

	9/28/2013	9/27/2014	9/26/2015	9/24/2016	9/30/2017	9/29/2018
Central Garden & Pet Company	100.00	109.39	233.14	360.88	552.49	512.66
NASDAQ Composite	100.00	120.77	126.88	145.46	180.15	225.49
Dow Jones US Nondurable Household Products	100.00	114.03	105.26	130.14	138.33	135.10

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth the repurchases of any equity securities during the fourth quarter of the fiscal year ended September 29, 2018 and the dollar amount of authorized share repurchases, remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2018 - August 4, 2018	2,753		$40.01	—	$34,968,000
August 5, 2018 - September 1, 2018	2,980	(2)	36.34	—	34,968,000
September 2, 2018 - September 29, 2018	2,008	(2)	36.96	—	34,968,000
Total	7,741		$37.81	—	$34,968,000

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

Item 6. Selected Financial Data
The following selected statement of operations and balance sheet data as of and for the five fiscal years in the period ended September 29, 2018 have been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto in “Item 8 – Financial Statements and Supplementary Data” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Fiscal Year Ended
	September 29, 2018	September 30, 2017	September 24, 2016	September 26, 2015	September 27, 2014
	(in thousands, except per share amounts)
Statement of Operations Data (1):
Net sales	$2,215,362	$2,054,478	$1,829,017	$1,650,737	$1,604,357
Cost of goods sold and occupancy	1,539,986	1,421,670	1,275,967	1,162,685	1,150,333
Gross profit	675,376	632,808	553,050	488,052	454,024
Selling, general and administrative expenses	508,040	476,696	421,864	389,345	397,811
Intangible asset and goodwill impairments (2)	—	—	1,828	7,272	—
Operating income (3)	167,336	156,112	129,358	91,435	56,213
Interest expense, net (4)	(36,051)	(28,062)	(42,707)	(39,898)	(42,750)
Other income (expense) (5)	(3,860)	(1,621)	(17,013)	13	403
Income before income taxes and noncontrolling interest	127,425	126,429	69,638	51,550	13,866
Income tax expense (6)	3,305	46,699	24,053	18,535	4,045
Income including noncontrolling interest	124,120	79,730	45,585	33,015	9,821
Net income attributable to noncontrolling interest	526	902	1,071	1,044	1,017
Net income attributable to Central Garden & Pet (6)	$123,594	$78,828	$44,514	$31,971	$8,804
Net income per share attributable to Central Garden & Pet (6):
Basic	$2.39	$1.57	$0.91	$0.66	$0.18
Diluted	$2.32	$1.52	$0.87	$0.64	$0.18
Weighted average shares used in the computation of income per share:
Basic	51,716	50,230	48,964	48,562	48,880
Diluted	53,341	51,820	51,075	49,638	49,397
Other Data:
Depreciation and amortization	$47,199	$42,719	$40,001	$33,703	$35,781
Capital expenditures	$37,845	$44,659	$27,622	$22,030	$17,173
Cash provided by operating activities	$114,112	$114,309	$151,426	$87,449	$126,467
Cash used in investing activities	$(139,136)	$(164,577)	$(91,195)	$(49,854)	$(35,181)
Cash provided (used) by financing activities	$474,783	$(10,392)	$(14,165)	$(68,370)	$(27,759)

	Fiscal Year Ended
	September 29, 2018	September 30, 2017	September 24, 2016	September 26, 2015	September 27, 2014
	(in thousands)
Balance Sheet Data:
Cash and short term investments	$482,106	$32,397	$92,982	$47,584	$88,666
Working capital	1,004,334	462,849	481,077	446,431	464,050
Total assets	1,907,209	1,306,906	1,180,683	1,101,112	1,157,715
Total debt (7)	692,153	395,653	395,269	396,982	445,214
Equity (8)	952,834	637,142	554,587	506,380	486,453

(1)	Fiscal years 2014, 2015, 2016 and 2018 included 52 weeks. Fiscal year 2017 included 53 weeks.

(2)
During fiscal 2016, we recognized a non-cash charge of $1.8 million related to the impairment of a certain indefinite-lived intangible asset in our Pet segment. During fiscal 2015, we recognized a non-cash charge of $7.3 million related to the impairment of certain indefinite-lived intangible assets in our Pet segment.

(3)
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

(4)
During fiscal 2016, we issued $400 million aggregate principal amount of 6.125% Senior Notes due November 2023 and incurred incremental expenses of $14.3 million, comprised of a call premium payment of $8.3 million, a $2.7 million payment of overlapping interest expense for 30 days and a $3.3 million non-cash charge for the write-off of unamortized deferred financing costs and discount on our 2018 Notes, as a result of the redemption of our 2018 Notes and issuance of our 2023 Notes.

(5)
During fiscal 2016, we recognized a non-cash impairment charge of $16.6 million related to our investment in two joint ventures as a result of changes in marketplace conditions, which impacted expected cash flows and the recoverability of the investment.

(6)	Income tax expense was impacted by a fiscal 2018 tax benefit of $21.5 million from the revaluation of our deferred tax assets and liabilities as a result of the Tax Reform Act .

(7)	In December 2017, we issued $300 million aggregate principal amount of 5.125% senior notes due February 2028.

(8)	During the fourth quarter of fiscal 2018, we issued 5,550,000 shares of Class A common stock at a public offering price of $37.00 per share and received net proceeds of approximately $196 million.

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

Business Overview
Central Garden & Pet Company (“Central”) is a leading innovator, producer and distributor of branded and private label products for the lawn & garden and pet supplies markets in the United States. The total annual retail sales of the pet food, treats & chews, supplies and live animal industry in 2017 was estimated by Packaged Facts and the pet industry to have been approximately $58.3 billion. We estimate the annual retail sales of the pet supplies, live animal, and treats & chews and natural pet food markets in the categories in which we participate to be approximately $27.3 billion. The total lawn and garden consumables, decorative products and live plant industry in the United States is estimated by Packaged Facts and IBISWorld to be approximately $33.2 billion in annual retail sales in 2017, including fertilizer, pesticides, growing media, seeds, mulch, other consumables, decorative products and live plants. We estimate the annual retail sales of the lawn and garden consumables, decorative products and live plant markets in the categories in which we participate to be approximately $19.7 billion.
Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, natural dog and cat food and treats, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; live fish and products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under the brands including Adams™, Aqueon®, Avoderm®, Cadet®, Farnam®, Four Paws®, Kaytee®, K&H Pet Products®, Nylabone®, Pinnacle®, TFH™, Zilla® as well as a number of other brands including Altosid®, Comfort Zone®, Coralife®, Interpet®, Kent Marine®, Pet Select® and Zodiac®.
Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, and other herbicides, insecticide and pesticide products; fertilizers; and decorative outdoor lifestyle products including pottery, trellises and other wood products as well as live plants. These products are sold under the brands AMDRO®, Ironite®, Pennington®, and Sevin®, as well as a number of other brand names including Lilly Miller®, Over-N-Out®, Smart Seed® and The Rebels®.
In fiscal 2018, our consolidated net sales were $2,215 million, of which our Pet segment, or Pet, accounted for approximately $1,341 million and our Garden segment, or Garden, accounted for approximately $874 million. In fiscal 2018, our operating income was $167 million consisting of income from our Pet segment of $140 million, income from our Garden segment of $96 million and corporate expenses of $69 million.
Fiscal 2018 Financial Highlights

Financial summary:
Earnings per fully diluted share increased $0.80 per share to $2.32 per share, and our operating income increased $11.2 million to $167.3 million compared to fiscal 2017. Certain gains impacting fiscal 2018 and 2017 are excluded for purposes of the non-GAAP presentation elsewhere in this Form 10-K.

•	Net sales for fiscal 2018 increased $160.9 million, or 7.8%, to $2,215.4 million. Our Pet segment sales increased 7.6%, and our Garden segment sales increased 8.2%.

•	Gross profit for fiscal 2018 increased $42.6 million, or 6.7%, to $675.4 million. Gross margin declined 30 basis points in fiscal 2018 to 30.5%, from 30.8% in fiscal 2017.

•
Our operating income increased $11.2 million, or 7.2%, to $167.3 million in fiscal 2018, and as a percentage of net sales was flat compared to the prior year at 7.6%. Non-GAAP operating income increased $13.2 million, or 8.6%.

•	Net income for fiscal 2018 was $123.6 million, or $2.32 per share on a fully diluted basis, compared to net income in fiscal 2017 of $78.8 million, or $1.52 per share on a fully diluted basis.

•	Non-GAAP net income increased to $102.1 million, or $1.91 per share, in fiscal 2018 from $77.5 million, or $1.50 per share, in fiscal 2017.

Recent Developments
Financings
In December 2017, we issued $300 million aggregate principal amount of 5.125% senior notes due February 2028. During the fourth quarter of fiscal 2018, we issued 5,550,000 shares of Class A common stock at a public offering price of $37.00 per share and received net proceeds of approximately $196 million. We intend to use the net proceeds to finance acquisitions of suitable businesses and for general corporate purposes.
Acquisitions
General Pet Supply
In April 2018, we purchased substantially all of the assets of General Pet Supply, a leading Midwestern U.S. supplier of pet food and supplies for approximately $24 million. The acquisition is expected to broaden our national pet supplies distribution footprint, expand our pet food distribution business and provide us with access to the veterinary channel.
Bell Nursery
In March 2018, we purchased Bell Nursery, a leading grower and distributor of live flowers and plants in the mid-Atlantic region of the United States, for approximately $61 million and contingent consideration up to $10 million. The acquisition is expected to complement our existing garden portfolio.
We also purchased two small wholesale distributors of fish and small animals during fiscal 2018 for approximately $8 million.
Results of Operations (GAAP)
The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	Fiscal Year Ended
	September 29, 2018	September 30, 2017	September 24, 2016
Net sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy	69.5	69.2	69.8
Gross profit	30.5	30.8	30.2
Selling, general and administrative	22.9	23.2	23.1
Intangible asset impairment	—	—	—
Operating income	7.6	7.6	7.1
Interest expense, net	(1.6)	(1.4)	(2.3)
Other income (expense)	(0.2)	(0.1)	(0.9)
Income taxes	0.2	2.3	1.3
Noncontrolling interest	—	—	0.2
Net income (loss)	5.6%	3.8%	2.4%

Fiscal 2018 Compared to Fiscal 2017
Net Sales
Net sales for fiscal 2018 increased $160.9 million, or 7.8%, to $2,215.4 million from $2,054.5 million in fiscal 2017. Our branded product sales increased $115.3 million, and sales of other manufacturers’ products increased $45.6 million. Branded product sales include products we produce under Central brand names and products we produce under third party brands. Sales of our branded products represented 79.5% of our total sales in fiscal 2018 compared with 80.1% in fiscal 2017. Fiscal 2018 included 52 weeks while fiscal 2017 included 53 weeks. We estimate the impact of the extra week in fiscal 2017 to be approximately $35 million on total net sales, $32.8 million of which is the impact on organic sales. Private label sales represented approximately 10% to 15% of our consolidated net sales.
Organic net sales, which excludes the impact of acquisitions and divestitures in the last 12 months, increased $20.6 million, or 1.0%, as compared to fiscal 2017. In addition, fiscal 2017 included an extra week as compared to fiscal 2018. We estimate the impact on fiscal

2017 of the extra week of net sales on organic net sales to be $32.8 million. Adjusting for the extra week in fiscal 2017, organic net sales increased approximately 2.6%.
The following table indicates each class of similar products which represented approximately 10% or more of our consolidated net sales in the fiscal years presented (in millions):

Category	2018		2017		2016
Other pet products	$896.5		$841.4		$689.3
Other garden supplies	528.8		464.9		331.3
Dog and cat products	444.4		405.0		326.0
Garden controls and fertilizer products	345.7		343.2		298.8
Wild bird feed	—	(1)	—	(1)	183.6
Total	$2,215.4		$2,054.5		$1,829.0
(1) The product category was less than 10% of our consolidated net sales in the period.
Pet net sales for fiscal 2018 increased $94.5 million, or 7.6%, to $1,340.9 million from $1,246.4 million in fiscal 2017. Pet net sales increased approximately $56.2 million from the impact of acquisitions completed in the last 12 months. Until an acquired business has been a part of our consolidated results for 12 months, its net sales are considered sales from acquisitions and divestitures.
Pet organic net sales increased $38.3 million or 3.1%, resulting primarily from volume-based increases in our dog & cat category, driven by increased sales of treats, chews and pet beds, and our Pet distribution business, due primarily to increased sales in the grocery store channel. These increases were partially offset by decreased sales in our Animal Health business which was impacted by unfavorable weather. Adjusting for the extra week in fiscal 2017, organic net sales increased approximately $59.7 million, or 4.8%.
Pet branded product sales increased $42.8 million and sales of other manufacturers' products increased $51.7 million. Both increases were due to organic growth and recent acquisitions.
Garden net sales for fiscal 2018 increased $66.4 million, or 8.2%, to $874.5 million from $808.1 million in fiscal 2017. The increase in net sales was due to sales of $84.1 million from our fiscal 2018 acquisition of Bell Nursery, a grower and distributor of live flowers and plants. Until an acquired business has been part of our consolidated results for 12 months, its net sales are considered sales from acquisitions and divestitures.
Organic net sales declined $17.7 million, or 2.2%, due principally to unfavorable weather that impacted the garden season and led to lower consumer demand. Our grass seed and garden distribution businesses accounted for most of the decline. Adjusting for the extra week in fiscal 2017, organic net sales declined approximately $6.3 million, or 0.8%.
Garden branded sales increased $72.5 million, due to our fiscal 2018 acquisition of Bell Nursery, and sales of other manufacturers' products decreased $6.1 million.
Gross Profit
Gross profit for fiscal 2018 increased $42.6 million, or 6.7%, to $675.4 million from $632.8 million in fiscal 2017 and gross margin decreased 30 basis points to 30.5% in fiscal 2018 from 30.8% in fiscal 2017. Both the Pet and Garden segments contributed to the increased gross profit and the decrease in gross margin. Excluding the impact of our fiscal 2018 acquisitions, our organic gross margin was flat as compared to the prior year.
Pet segment gross profit increased due to higher net sales partially offset by a lower gross margin. The decrease in gross margin was due primarily to our acquisition of General Pet Supply in fiscal 2018, a pet distribution business whose gross margin is dilutive to the overall Pet segment gross margin, and an unfavorable product mix as increased sales were in lower margin product categories and, to a lesser extent, increased input and freight costs.
Garden segment gross profit increased due to higher net sales partially offset by a lower gross margin. The increased net sales were from our acquisition of Bell Nursery in fiscal 2018 whose gross margin was dilutive to the Garden segment's organic gross margin. Our grass seed business had an improved gross margin due to cost savings initiatives and product efficiency gains that were offset by a lower gross margin in our wild bird feed business, which was impacted by increased freight cost and some increased commodity prices.

Selling, General and Administrative
Selling, general and administrative expenses increased $31.3 million, or 6.6%, from $476.7 million in fiscal 2017 to $508.0 million in fiscal 2018. As a percentage of net sales, selling, general and administrative expenses decreased from 23.2% in fiscal 2017 to 22.9% in fiscal 2018. The increase in selling, general and administrative expenses was due to increases in both selling and delivery expense and warehouse and administrative expense, although selling and delivery expense, as a percentage of net sales, declined. Fiscal 2017 includes a gain on the sale of a facility of approximately $2 million. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and information technology functions.
Selling and delivery expense increased $12.9 million, or 5.1%, from $253.4 million in fiscal 2017 to $266.3 million in fiscal 2018 and as a percentage of net sales decreased from 12.3% in fiscal 2017 to 12.0% in fiscal 2018. The expense increase was principally in our Pet segment due primarily to recent acquisitions. The decrease in selling and delivery expense as a percentage of net sales was due primarily to lower discretionary marketing spend and lower selling expense.
Warehouse and administrative expense increased $18.4 million, or 8.2%, from $223.3 million in fiscal 2017 to $241.7 million in fiscal 2018 but remained flat as a percentage of net sales at 10.9% in fiscal 2018 and fiscal 2017. Excluding a $2.0 million gain from the sale of a distribution facility in the prior year, warehouse and administrative expense increased $16.4 million. Warehouse and administrative expense increased in both segments but principally in our Pet segment. Increased expenses in both segments were primarily attributable to our fiscal 2018 acquisitions and, in Pet, increased logistic costs to support expansion in our Pet distribution business. Corporate expense increased approximately $5.8 million due primarily to increased medical insurance expense and increased costs related to acquisition activity.
Operating Income
Operating income increased $11.2 million, or 7.2%, to $167.3 million in fiscal 2018 from $156.1 million in fiscal 2017. Our operating margin remained flat at 7.6% in both fiscal 2018 and 2017. Increased sales of $160.9 million were partially offset by a 30 basis point decline in gross margin due primarily to fiscal 2018 acquisitions and a $31.3 million increase in selling, general and administrative expense, which declined as a percent of net sales compared to fiscal 2017, and led to our stable operating margin. Operating income, adjusted for the gain on the distribution facility in the prior year, increased $13.2 million and operating margin improved from 7.5% in the prior year to 7.6% in fiscal 2018.
Pet operating income increased $8.7 million, or 6.6%, to $140.3 million in fiscal 2018 from $131.6 million for fiscal 2017. The increase was due primarily to increased sales partially offset by a lower gross margin and increased selling, general and administrative expenses. Our Pet operating margin declined to 10.5% in fiscal 2018 from 10.6% in fiscal 2017 due to the lower gross margin partially offset by lower selling, general and administrative expense as a percentage of net sales. These changes were due primarily to increased sales in pet distribution, including our recent acquisition of General Pet Supply, which generally has lower operating margins, and to higher raw material and transportation costs.
Garden operating income increased $8.3 million, or 9.5%, to $95.6 million in fiscal 2018 from $87.3 million in fiscal 2017, due to the net sales from our recent acquisition of Bell Nursery, partially offset by a lower gross margin and increased selling, general and administrative expenses. Garden operating margin improved 10 basis to 10.9% for fiscal 2018, due to a lower selling, general and administrative expense as a percentage of net sales, partially offset by a decreased gross margin.
Bell Nursery, acquired in March 2018, is in the live garden goods business and is subject to extreme seasonality. Although the Bell Nursery business contributed to our fiscal 2018 third quarter earnings, it typically incurs losses or breaks even in the other three quarters. Our fiscal year 2018 results do not include two quarters of losses that we expect the live goods business to incur in fiscal 2019.
Corporate operating expenses increased $5.8 million to $68.6 million in fiscal 2018 from $62.8 million fiscal 2017 period due primarily to increased medical insurance expense and increased acquisition activity costs.
Net Interest Expense
Net interest expense increased $8.0 million, or 28.5%, from $28.1 million in fiscal 2017 to $36.1 million in fiscal 2018. The increase in interest expense was due to higher average debt outstanding during the current fiscal year. In December 2017, we issued $300 million aggregate principal amount of 5.125% senior notes due February 2028.
Debt outstanding on September 29, 2018 was $692.2 million compared to $395.7 million as of September 30, 2017. The increase was due to the issuance of $300 million 5.125% senior notes. Our average borrowing rate for fiscal 2018 decreased to 5.8% from 6.0% for fiscal 2017.

Other Expense
Other expense is comprised of income or loss from investments accounted for under the equity method of accounting, including any associated impairments of equity method investments and foreign currency exchange gains and losses. Other expense increased $2.2 million from fiscal 2017 due to increased losses from an investment in a start-up business, partially offset by increased earnings from an investment in a seasonal business. We do not expect the start-up business investment losses to continue at this rate in fiscal 2019.
Income Taxes
Our effective income tax rate was 2.6% for fiscal 2018 compared to 36.9% for fiscal 2017. Three items impacted our income tax in fiscal 2018:
•The revaluation of our net long-term deferred tax liabilities as a result of the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Job Act (the "Tax Reform Act") in December 2017;
•A lower corporate federal income tax rate for three of the four quarters of our 2018 fiscal year; and
•Our adoption of ASU 2016-09, Stock Compensation, to comply with new GAAP reporting requirements.
On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 ("SAB 118"). This guidance allowed registrants a "measurement period", not to exceed one year from the date of enactment, to complete their accounting for the tax effects of the Tax Reform Act. Registrants are to reflect adjustments over subsequent periods as they are able to refine their estimates and complete their accounting for the tax effects of the Tax Reform Act. We made reasonable estimates and recorded provisional amounts in our fiscal first quarter of 2018 in accordance with the requirements of SAB 118. In our fiscal fourth quarter, within the measurement period, we analyzed the guidance and other necessary information and refined our estimates and completed our accounting for the tax effects of the Tax Reform Act.
The results of fiscal year 2018 include the impact of the enactment of the Tax Reform Act which, among numerous provisions, included the reduction of the corporate federal income tax rate from 35% to 21%, effective January 1, 2018. As a result, we recorded a tax benefit of $21.5 million in fiscal 2018, $16.3 million which was recorded in our first quarter of fiscal 2018 and $5.2 million which was recorded in our fourth quarter of fiscal 2018, due to the remeasurement of our net long-term deferred tax assets and liabilities. Excluding this revaluation of our deferred tax accounts, our effective income tax rate was 19.5%.
Additionally, we adopted ASU 2016-09 during fiscal 2018. As a result, we now record excess tax benefits resulting from stock compensation in the provision for income taxes. In fiscal 2018, this resulted in a further reduction of approximately $6.9 million of income tax expense.
Our federal corporate tax rate for fiscal 2018 declined to approximately 24.5% from 35% in fiscal 2017. The effective tax rate for fiscal 2018 is a blended rate that reflects the estimated benefit of three quarters of federal tax rate reductions for fiscal 2018. In fiscal 2019, the Tax Reform Act will be effective for all four of our fiscal quarters and our federal corporate tax rate will be 21% and our statutory tax rate, federal and state, is expected to be approximately 24.5%.
Net Income and Earnings Per Share
Our net income for fiscal 2018 was $123.6 million, or $2.32 per diluted share, compared to $78.8 million, or $1.52 per diluted share, for fiscal 2017.
Adjusting for the impact of the Tax Reform Act on our deferred tax accounts in fiscal 2018 and for the gain from the sale of a distribution facility in fiscal 2017, our net income for fiscal 2018 was $102.1 million or $1.91 per diluted share, compared to $77.5 million or $1.50 per diluted share for fiscal 2017.
We have adjusted for the transitional impact on our deferred tax accounts of the Tax Reform Act. The adjustment does not include the ongoing impacts of the lower U.S. statutory rate on current year earnings.

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
(1) The product category was less than 10% of our consolidated net sales in the period.
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
Our Garden segment’s net sales for fiscal 2017 increased $60.9 million, or 8.2%, to $808.1 million from $747.2 million in fiscal 2016. Garden branded product sales increased $41.9 million and sales of other manufacturers' products increased $19.0 million as compared to fiscal 2016. Organic net sales increased $66.5 million, or 8.9%, due primarily to volume-based increased sales in our controls and fertilizer category, favorably impacted by new listings of branded and private label products with existing customers, higher sales of other manufacturers' products and increased revenue in our grass seed business. Adjusting for the extra week in fiscal 2017, organic net sales increased approximately 7.4%.
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
Operating Income
Operating income increased $26.8 million in fiscal 2017, or 20.7% to $156.1 million. Increased sales of $225.5 million and a 60 basis point gross margin improvement contributed to the improved operating income, partially offset by a $54.8 million increase in selling, general and administrative costs. Operating income increased in both the Pet and Garden segments partially offset by a $1.9 million increase in corporate expenses. Our operating margin improved to 7.6% for fiscal 2017 from 7.1% for fiscal 2016 due to the improved gross margin partially offset by a 10 basis point increase in selling, general and administrative expenses as a percentage of net sales.
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
Non-GAAP financial measures reflect adjustments based on the following items:

•
Tax reform impacts: We have excluded the transitional impact of the Tax Reform Act as the remeasurement of our deferred tax assets and liabilities does not reflect the ongoing impact of the lower U.S. statutory rate on our current year or future earnings.

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

•
We have also provided organic net sales, a non-GAAP measure that excludes the impact of businesses purchased or exited in the prior 12 months, because we believe it permits investors to better understand the performance of our historical business without the impact of recent acquisitions or dispositions. For fiscal 2018, we have also adjusted our organic net sales for our estimate of the impact of the extra week on our 2017 fiscal year net sales.

From time to time in the future, there may be other items that we may exclude if we believe that doing so is consistent with the goal of providing useful information to investors and management.
The non-GAAP adjustments made reflect the following:

(1)
Transitional impact of U.S. Tax Reform: As a result of the Tax Reform Act, during fiscal 2018, we recorded a tax benefit of $21.5 million, of which $16.3 million was recorded in the first quarter and $5.2 million in the fourth quarter, due to the remeasurement of its deferred tax assets and liabilities. We have excluded only this transitional impact and have not included in the adjustment the ongoing impact of the lower U.S. statutory rate on our current year earnings.

(2)
During the fourth quarter of fiscal 2016, we recognized a non-cash impairment charge in our Pet segment of $1.8 million related to the impairment of intangible assets caused by increased competition and declining volume of sales. This impairment is included within intangible asset impairment.

(3)
During fiscal 2017, we recognized a $2.0 million gain in our Garden segment from the sale of a distribution facility. During fiscal 2016, we recorded a $2.4 million gain in our Pet segment from the sale of a manufacturing plant resulting from rationalizing our facilities to reduce excess capacity. These adjustments were recorded as part of selling, general and administrative costs.

(4)
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

(5)
During the fourth quarter of fiscal 2016, we recognized a non-cash impairment charge of $16.6 million related to our investment in two joint ventures as a result of changes in marketplace conditions, which impacted the expected cash flows and recoverability of the investment. The impairment is included within other income (expense).

		GAAP to Non-GAAP Reconciliation (in thousands) For the Fiscal Year Ended September
Non-GAAP Adjustments		2018	2017	2016
Impairments of intangible assets	(2)	$—	$—	$1,828
(Gain)/loss on disposal of plant assets	(3)		(2,050)	(2,363)
Incremental expenses from note redemption and issuance	(4)	—	—	14,339
Impairment of equity method investments	(5)	—	—	16,572
Total non-GAAP adjustments		—	(2,050)	30,376
Tax effects of non-GAAP adjustments	(1)	—	(757)	(10,492)
Tax effect of revaluation of deferred tax amounts	(1)	$(21,485)	$—	$—
Total net income impact from non-GAAP adjustments		$21,485	$(1,293)	$19,884

SG&A Expense Reconciliation		GAAP to Non-GAAP Reconciliation (in thousands) For the Fiscal Year Ended September
		2018	2017	2016
GAAP SG&A expense		$508,040	$476,696	$421,864
SG&A expense impact from non-GAAP adjustments	(2) (3)	—	2,050	2,363
Non-GAAP SG&A expense		$508,040	$478,746	$424,227
GAAP SG&A expense as a percentage of net sales		22.9%	23.2%	23.1%
Non-GAAP SG&A expense as a percentage of net sales		22.9%	23.3%	23.2%

Operating Income Reconciliation
GAAP operating income		$167,336	$156,112	$129,358
Total operating income impact from non-GAAP adjustments	(2)(3)	—	(2,050)	(535)
Non-GAAP operating income		$167,336	$154,062	$128,823
GAAP operating margin		7.6%	7.6%	7.1%
Non-GAAP operating margin		7.6%	7.5%	7.0%

Pet Segment Operating Income Reconciliation
GAAP Pet segment operating income		$140,353	$131,622	$119,930
Total operating income impact from non-GAAP adjustments	(2)(3)	—	—	(535)
Non-GAAP Pet segment operating income		$140,353	$131,622	$119,395
GAAP Pet segment operating margin		10.5%	10.6%	11.1%
Non-GAAP Pet operating margin		10.5%	10.6%	11.0%

Garden Segment Operating Income Reconciliation
GAAP Garden segment operating income		$95,551	$87,298	$70,317
Total operating income impact from non-GAAP adjustments	(3)	—	(2,050)	—
Non-GAAP Garden segment operating income		$95,551	$85,248	$70,317
GAAP Garden segment operating margin		10.9%	10.8%	9.4%
Non-GAAP Garden segment operating margin		10.9%	10.5%	9.4%

Interest Expense Reconciliation
GAAP interest expense		$(39,196)	$(28,209)	$(42,847)
Impact from non-GAAP adjustment	(4)	—	—	14,339
Non-GAAP interest expense		$(39,196)	$(28,209)	$(28,508)

		GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Fiscal Year Ended September
Other Income (Expense) Reconciliation		2018	2017	2016
GAAP other income (expense)		$(3,860)	$(1,621)	$(17,013)
Impact from non-GAAP adjustment	(5)	—	—	16,572
Non-GAAP other income (expense)		$(3,860)	$(1,621)	$(441)

Net Income and Diluted Net Income Per Share Reconciliation
GAAP net income attributable to Central Garden & Pet		$123,594	$78,828	$44,514

Total non-GAAP adjustments	(2)(3) (4)(5)	—	(2,050)	30,376
Tax effects of non-GAAP adjustments		—	757	(10,492)
Tax effect of revaluation of deferred tax amounts	(1)	(21,485)	—	—
Total net income impact from non-GAAP adjustments		(21,485)	(1,293)	19,884
Non-GAAP net income attributable to Central Garden & Pet		$102,109	$77,535	$64,398
GAAP diluted net income per share		$2.32	$1.52	$0.87
Non-GAAP diluted net income per share		$1.91	$1.50	$1.26
Shares used in GAAP and non-GAAP diluted net earnings per share calculation		53,341	51,820	51,075
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

	GAAP to Non-GAAP Reconciliation For the Fiscal Year Ended September 29, 2018
	Consolidated		Pet Segment		Garden Segment
		Percent Change		Percent Change		Percent Change
Reported net sales FY 2018 (GAAP)	$2,215.4		$1,340.9		$874.5
Reported net sales FY 2017 (GAAP)	2,054.5		1,246.4		808.1
Increase in net sales	160.9	7.8%	94.5	7.6%	66.4	8.2%
Effect of acquisitions and dispositions on increase in net sales	140.3		56.2		84.1
Increase (decrease) in organic net sales	20.6	1.0%	38.3	3.1%	(17.7)	(2.2)%
Estimated impact of extra week in fiscal 2017 on organic sales	32.8		21.4		11.4
Organic net sales adjusted for extra week	$53.4	2.6%	$59.7	4.8%	$(6.3)	(0.8)%

	GAAP to Non-GAAP Reconciliation For the Fiscal Year Ended September 30, 2017
	Consolidated		Pet Segment		Garden Segment
		Percent Change		Percent Change		Percent Change
Reported net sales FY 2017 (GAAP)	$2,054.5		$1,246.4		$808.1
Reported net sales FY 2016 (GAAP)	1,829.0		1,081.8		747.2
Increase in net sales	225.5	12.3%	164.6	15.2%	60.9	8.2%
Effect of acquisitions and dispositions on increase in net sales	104.7		110.3		(5.6)
Increase in organic net sales	120.8	6.6%	54.3	5.0%	66.5	8.9%
Estimated impact of extra week in fiscal 2017 on organic sales	32.8		21.4		11.4
Organic net sales adjusted for extra week	$88.0	4.8%	$32.9	3.0%	$55.1	7.4%
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
During fiscal 2018, costs increased in a number of areas, including raw materials, freight and labor. We took certain pricing actions in fiscal 2018, which generally take effect in fiscal 2019, to offset the impact of these inflationary pressures and plan to do so in the year ahead as well.
During fiscal years 2016 through 2017, overall costs were stable and commodity costs generally declined as overall inflationary pressures were low. In past years, we have been impacted by volatility in a number of commodities, including grass seed, fertilizer inputs and wild bird feed grains.
Weather and Seasonality
Our sales of lawn and garden products are influenced by weather and climate conditions in the different markets we serve. Additionally, our Garden segment’s business is highly seasonal. In fiscal 2018, approximately 68% of our Garden segment’s net sales and 57% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.
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

Operating Activities
Net cash provided by operating activities decreased $0.2 million, from $114.3 million in fiscal 2017 to $114.1 million in fiscal 2018. The increase in net income for the fiscal year ended September 29, 2018 was partially offset by the cash and non-cash effects of the impact of the Tax Reform Act as described in Note 1 - Organization and Significant Accounting Policies, as well as changes in our working capital accounts for the current year period, as compared to the prior year period.
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
Investing Activities
Net cash used in investing activities decreased $25.4 million from $164.6 million in fiscal 2017 to $139.1 million in fiscal 2018. The decrease in cash used in investing activities was due primarily to decreased acquisition and investment activity in the current year compared to the prior year as well as a $6.8 million decrease in capital expenditures during the current year. During the second quarter of fiscal 2018, we acquired Bell Nurseries for approximately $61 million, and during the third quarter of fiscal 2018, we acquired General Pet Supply for approximately $24.3 million, in addition to two immaterial acquisitions for approximately $8 million. During the first fiscal quarter of 2017, we acquired Segrest Inc., a wholesaler of aquarium fish, for total aggregate consideration of $60 million and during the third fiscal quarter of 2017, we acquired K&H Manufacturing for approximately $48 million. The acquisition activity in 2017 was partially offset by proceeds from the sale of a small veterinary division and a distribution facility in our Garden segment during the first fiscal quarter of 2017. During fiscal 2018, we made investments in three strategic joint ventures for a total of $9.0 million, as compared to investments made in fiscal 2017 of $12.5 million.
Net cash used in investing activities increased $73.4 million from $91.2 million in fiscal 2016 to $164.6 million million in fiscal 2017. The increase in cash used in investing activities was due primarily to increased acquisition and investment activity in the current year compared to the prior year and an increase in capital expenditures during the current year, partially offset by an increase in proceeds from the sale of a small veterinary division and a distribution facility in our Garden segment during the first fiscal quarter of 2017. During fiscal 2017, we acquired Segrest Inc., a supplier of aquarium fish, and K&H Manufacturing, a producer of premium pet supplies and the largest marketer of heated pet products in the country, for total aggregate consideration of $109.9 million. During fiscal 2017, we also made investments in two strategic joint ventures for $12.5 million. Additionally, our capital expenditures increased to approximately $45 million from $28 million in fiscal 2016, as we continue to improve our existing infrastructure for planned growth and make our manufacturing facilities more efficient.
Financing Activities
Net cash provided by financing activities increased $485.2 million from $10.4 million of cash used in fiscal 2017 to $474.8 million of cash provided in fiscal 2018. The increase in cash provided was due primarily to our December 2017 issuance of $300 million aggregate principal 5.125% senior notes due February 2028, partially offset by the payment of $4.8 million of deferred financing costs associated with this offering. Additionally, during the fourth quarter of fiscal 2018, we issued 5,550,000 shares of Class A common stock at a public offering price of $37.00 per share and received net proceeds of approximately $196 million.
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
We expect that our principal sources of funds will be cash generated from our operations, proceeds from our debt and equity offerings in fiscal 2018, and, if necessary, borrowings under our $400 million asset backed loan facility. Based on our anticipated cash needs, availability under our asset backed loan facility and the scheduled maturity of our debt, we believe that our sources of liquidity should be adequate to meet our working capital, capital spending and other cash needs for at least the next 12 months. However, we cannot assure you that these sources will continue to provide us with sufficient liquidity and, should we require it, that we will be able to obtain financing on terms satisfactory to us, or at all.
We believe that cash flows from operating activities, funds available under our asset backed loan facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $45 million over the next 12 months.
As part of our growth strategy, we have acquired a large number of businesses in the past, and we anticipate that we will continue to evaluate potential acquisition candidates in the future. If one or more potential acquisition opportunities, including those that would be material, become available in the near future, we may require additional external capital. In addition, such acquisitions would subject us to the general risks associated with acquiring companies, particularly if the acquisitions are relatively large.
Stock Repurchases
During fiscal 2018, we did not repurchase any of our common stock. In fiscal 2011, our Board of Directors authorized a $100 million share repurchase program, under which approximately $35.0 million remains available for repurchases in the future.
Total Debt
At September 29, 2018, our total debt outstanding was $692.2 million versus $395.7 million at September 30, 2017.
Senior Notes
$300 Million, 5.125% Senior Notes
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
We may redeem some or all of the 2028 Notes at any time, at our option, prior to January 1, 2023 at the principal amount plus a "make whole" premium. At any time prior to January 1, 2021, we may also redeem, at our option, up to 35% of the original aggregate principal amount of the notes with the proceeds of certain equity offerings at a redemption price of 105.125% of the principal amount of the notes. We may redeem some or all of the 2028 Notes at our option, at any time on or after January 1, 2023 for 102.563% on or after January 1, 2024 for 101.708%, on or after January 1, 2025 for 100.854% and on or after January 1, 2026 for 100% plus accrued and unpaid interest.
The holders of the 2028 Notes have the right to require us to repurchase all or a portion of the 2028 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2028 Notes contain customary high-yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all covenants as of September 29, 2018.

$400 Million, 6.125% Senior Notes
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
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all covenants as of September 29, 2018.
Asset-Based Loan Facility Amendment
In April 2016, we entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if we exercise the accordion feature set forth therein (collectively, the “Amended Credit Facility”). The Amended Credit Facility matures on

April 22, 2021. We may borrow, repay and reborrow amounts under the Amended Credit Facility until its maturity date, at which time all amounts outstanding under the Amended Credit Facility must be repaid in full. As of September 29, 2018, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $3.3 million outstanding as of September 29, 2018.
The Amended Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of September 29, 2018, the borrowing base and remaining borrowing availability was $394.8 million. Borrowings under the Amended Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.0%), plus, in either case, an applicable margin based on our consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25% - 1.5% and was 1.25% as of September 29, 2018, and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.5% and was 0.25% as of September 29, 2018. As of September 29, 2018, the applicable interest rate related to Base Rate borrowings was 5.5%, and the applicable interest rate related to LIBOR-based borrowings was 3.5%.
We incurred approximately $1.2 million of debt issuance costs in conjunction with this transaction, which included underwriter fees, legal and accounting expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility.
The Amended Credit Facility contains customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00 :1.00 upon reaching certain borrowing levels. The Amended Credit Facility is secured by substantially all of our assets. We were in compliance with all financial covenants under the Amended Credit Facility during the period ended September 29, 2018.
Contractual Obligations
The table below presents our significant contractual cash obligations by fiscal year:

Contractual Obligations	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total
	(in millions)
Long-term debt, including current maturities (1)	$0.1	$0.3	$0.1	$0.1	$—	$700.0	$700.6
Interest payment obligations (2)	39.9	39.9	39.9	39.9	39.9	70.0	269.5
Operating leases	32.9	27.4	18.4	12.4	6.7	22.6	120.4
Purchase commitments (3)	88.6	35.0	23.3	15.7	10.1	0.4	173.1
Performance-based payments (4)	—	—	—	—	—	—	—
Total	$161.5	$102.6	$81.7	$68.1	$56.7	$793.0	$1,263.6

(1)
Excludes $3.3 million of outstanding letters of credit related to normal business transactions. Debt repayments do not reflect the unamortized portion of deferred financing costs associated with the 2023 Notes and 2028 Notes of $8.4 million as of September 29, 2018, of which, $4.0 million is amortizable until November 2023, and $4.4 million is amortizable until February 2028 and is included in the carrying value of the long-term debt. See Note 10 to the consolidated financial statements for further discussion of long-term debt.

(2)	Estimated interest payments to be made on our 2023 and 2028 Notes. See Note 10 to the consolidated financial statements for description of interest rate terms.

(3)	Contracts for purchases of grains, grass seed and pet food ingredients, used primarily to mitigate risk associated with increases in market prices and commodity availability.

(4)
Possible performance-based payments associated with prior acquisitions of businesses are not included in the above table, because they are based on future performance of the businesses acquired, which is not yet known. Performance-based payments of approximately $0.3 million were made in fiscal 2018 related to Hydro-Organics Wholesale, Inc. Potential performance-based periods extend through fiscal 2019 for Bell Nursery, fiscal 2020 for Segrest, fiscal 2020 for B2E and fiscal 2025 for Hydro-Organics Wholesale, Inc. Payments are capped at $1.0 million per year related to Hydro-Organics Wholesale, Inc.

As of September 29, 2018, we had unrecognized tax benefits of $0.5 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

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
Most of our goodwill is associated with our Pet segment. In connection with our annual goodwill impairment testing performed during fiscal 2018, 2017 and 2016, we made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of its reporting units under the two-step goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment and it was determined that it was more likely than not the fair values of our reporting units were greater than their carrying amounts, and accordingly, no further testing of goodwill was required.
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
During fiscal 2018, 2017 and 2016, we performed evaluations of the fair value of our indefinite-lived trade names and trademarks. Our expected revenues were based on our future operating plan and market growth or decline estimates for future years. No impairment was indicated during our fiscal 2018 and 2017 analyses of our indefinite-lived trade names and trademarks. In fiscal 2016, we recognized a $1.8 million non-cash impairment charge related to certain indefinite-lived intangible assets as a result of a decline in the volume of sales.
Long-Lived Assets
We review our long-lived assets, including amortizable intangibles and property, plant and equipment, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized for amortizable intangible assets and property, plant and equipment when estimated undiscounted future cash flows expected to result from use of the asset are less than its carrying amount. Management determines fair value by estimating future cash flows as a result of forecasting sales and costs. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. No factors indicating the carrying value of our tangible long-lived assets may not be recoverable were present in fiscal 2018, fiscal 2017 and fiscal 2016, respectively, and accordingly, no impairment testing was performed on these assets. Should market conditions or the assumptions used by us in determining the fair value of assets change, or management change plans regarding the future usage of certain assets, additional charges to operations may be required in the period in which such conditions occur.
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
Legal and Other Contingencies
The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our consolidated financial statements.
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
Interest Rate Risk. The interest payable on our Credit Facility is based on variable interest rates and therefore affected by changes in market interest rates. We had no variable rate debt outstanding as of September 29, 2018 under our Credit Facility. If interest rates on our average variable rate debt outstanding during fiscal 2018 had changed by 100 basis points compared to actual rates, interest expense would have increased or decreased by less than $0.1 million. In addition, we have investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates.
Commodity Prices. We are exposed to fluctuations in market prices for grains, grass seed, chemicals, fertilizer ingredients and pet food ingredients. To mitigate risk associated with increases in market prices and commodity availability, we enter into contracts for purchases, primarily to ensure commodity availability to us in the future. As of September 29, 2018, we had entered into fixed purchase commitments for commodities totaling approximately $173.1 million. A 10% change in the market price for these commodities would result in an additional pretax gain or loss of $17.3 million as the related inventory containing those inputs is sold.
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of September 29, 2018.
(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2018. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The remaining information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders under the captions “Election of Directors,” “Further Information Concerning the Board of Directors – Committees of the Board”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics.” See also Item 1 – Business above.

Item 11. Executive Compensation
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders under the captions “Executive Compensation” and “Further Information Concerning the Board of Directors – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders under the captions “Ownership of Management and Principal Stockholders” and Executive Compensation – “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders under the captions “Further Information Concerning the Board of Directors – Board Independence” and “Transactions with the Company.”

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm.”

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

(2)	Exhibits:
Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Filed, Not Furnished
3.1	Fourth Amended and Restated Certificate of Incorporation	10-K	001-33268	3.1	12/14/2006
3.2	Amended and Restated By-laws of Central Garden & Pet Company, effective August 18, 2015.	10-K	001-33268	3.2	12/10/2015
4.1	Specimen Common Stock Certificate.	10-K	001-33268	4.1	11/29/2017
4.2	Specimen Class A Common Stock Certificate.	10-K	001-33268	4.2	11/29/2017

Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Filed, Not Furnished
4.3	Indenture, dated as of March 8, 2010, by and between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-33268	4.2	3/8/2010
4.4	Third Supplemental Indenture, dated as of November 9, 2015, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to 6.125% Senior Notes due 2023.	10-K	001-33268	4.6	12/10/2015
4.5	Fourth Supplemental Indenture, dated as of March 25, 2016, by and among the Company, certain guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to 6.125% Senior Notes due 2023.	10-K	001-33268	4.5	12/2/2016
4.6	Fifth Supplemental Indenture, dated as of December 23, 2016, by and among the Company, certain guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.125% Senior Notes due 2023.	10-Q	001-33268	4.1	2/2/2017
4.7	Sixth Supplemental Indenture, dated as of June 24, 2017, by and among the Company, certain guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.125% Senior Notes due 2023.	10-Q	001-33268	4.1	8/3/2017
4.8	Seventh Supplemental Indenture, dated as of December 24, 2017, by and among the Company, certain guarantors named therein and Wells Fargo Bank National Association, as trustee, relating to the 5.125% Senior Notes due 2028.	8-K	001-33268	4.1	12/14/2017
4.9	Eight Supplemental Indenture, dated as of December 14, 2017, by and among the Company, certain guarantors named therein and Wells Fargo Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2023.	8-K	011-33268	4.2	12/14/2017
10.1	Form of Indemnification Agreement between the Company and Executive Officers and Directors.	10-K	011-33268	10.1	11/29/2017
10.2	Amended and Restated Credit Agreement dated April 22, 2016 among the Company, certain of the Company's domestic subsidiaries as borrowers and guarantors, a syndicate of financial institutions party thereto, SunTrust Bank, as issuing bank and administrative agent, and SunTrust Robinson Humphrey, Inc., as left lead arranger and joint bookrunner, Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association , as co-syndication agents, Bank of the West, BMO Harris Bank N.A., JP Morgan Chase Bank, N.A. and KeyBank National Association as co-documentation agents.	10-Q	001-33268	10.1	5/5/2016
10.3*	2003 Omnibus Equity Incentive Plan, as amended and restated effective February 13, 2012.	8-K	001-33268	10.2	2/15/2012
10.4*	Form of Nonstatutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan.	10-K	000-20242	10/5/2001	12/9/2004
10.5*	Form of Restricted Stock Agreement for 2003 Omnibus Equity Incentive Plan.	10-K	000-20242	10/5/2002	12/9/2004
10.6*	Form of Performance-Based Non-Statutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan	10-K	001-33268	10/4/2003	11/19/2010

Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Filed, Not Furnished
10.7*	Nonemployee Director Equity Incentive Plan, as amended and restated effective December 7, 2016	10-Q	001-33268	10.1	5/4/2017
10.8*	Form of Nonstatutory Stock Option Agreement for Nonemployee Director Equity Incentive Plan.	10-Q	000-20242	10/6/2001	2/3/2005
10.9*	Form of Restricted Stock Agreement for Nonemployee Director Equity Incentive Plan.	10-Q	000-20242	10/6/2002	2/3/2005
10.10*	Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III.	10-K/A	000-20242	10.20	1/20/1999
10.11*	Modification and Extension of Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III, dated as of May 6, 2003.	10-Q	000-20242	10/7/2001	8/8/2003
10.12*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of April 10, 2006, between the Company and Brooks M. Pennington III.	8-K	000-20242	10.1	4/14/2006
10.13*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of July 1, 2008, between the Company and Brooks M. Pennington III.	10-K	001-33268	10/7/2002	11/26/2008
10.14*	Amendment of Employment Agreement and Non-Competition Agreement between the Company and Brooks M. Pennington III, dated March 20, 2012.	10-Q	001-33268	10.1	2/7/2013
10.15*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of March 1, 2014, between the Company and Brooks M. Pennington III.	10-Q	001-33268	10.1	2/5/2015
10.16*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of March 1, 2016, between the Company and Brooks M. Pennington III.	10-K	001-33268	10.2	11/29/2017
10.17*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of March 1, 2018, between the Company and Brooks M. Pennington III.					X
10.18*	Form of Agreement to Protect Confidential Information, Intellectual Property and Business Relationships.	8-K	000-20242	10.1	10/14/2005
10.19*	Form of Post-Termination Consulting Agreement.	8-K	000-20242	10.2	10/14/2005
10.20*	Employment Agreement between the Company and George A. Yuhas, effective March 1, 2011.	10-K	001-33268	10.24	12/10/2015
10.21*	Employment Agreement between the Company and George Roeth, effective June 1, 2016.	8-K	011-33268	10.25	5/6/2016
10.22*	Employment Agreement between the Company and William Lynch, effective October 10, 2016.					X
21	List of Subsidiaries.					X
23	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).					X

Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Filed, Not Furnished
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
*	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 28, 2018

CENTRAL GARDEN & PET COMPANY

By	/s/ George C. Roeth
George C. Roeth
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ George C. Roeth	Director, Chief Executive Officer and President (Principal Executive Officer)	November 28, 2018
George C. Roeth

/s/ Nicholas Lahanas	Chief Financial Officer (Principal Financial Officer)	November 28, 2018
Nicholas Lahanas

/s/ Howard A. Machek	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 28, 2018
Howard A. Machek

/s/ John B. Balousek	Director	November 28, 2018
John B. Balousek

/s/ William E. Brown	Director	November 28, 2018
William E. Brown

/s/ Thomas J. Colligan	Director	November 28, 2018
Thomas J. Colligan

/s/ Michael J. Edwards	Director	November 28, 2018
Michael J. Edwards

/s/ John E. Hanson	Director	November 28, 2018
John E. Hanson

/s/ Brooks M. Pennington III	Chairman	November 28, 2018
Brooks M. Pennington III

/s/ John R. Ranelli	Director	November 28, 2018
John R. Ranelli

/s/ Mary Beth Springer	Director	November 28, 2018
Mary Beth Springer

/s/ Andrew K. Woeber	Director	November 28, 2018
Andrew K. Woeber

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Central Garden & Pet Company’s management, under the supervision of Central’s Chief Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of Central’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. The scope of management's assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations except for the operations of Bell Nursery Holdings, LLC, which we acquired on March 12, 2018 and General Pet Supply, which we acquired on April 2, 2018. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Bell Nursery Holdings, LLC and General Pet Supply combined constituted approximately five percent of the total assets and approximately five percent of total net sales of the consolidated financial statements of the Company as of and for the fiscal year ended September 29, 2018.
Based on evaluation of the criteria set forth by COSO in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of September 29, 2018.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Central Garden & Pet Company
Walnut Creek, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company”) as of September 29, 2018 and September 30, 2017, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three fiscal years in the period ended September 29, 2018. We also have audited the Company’s internal control over financial reporting as of September 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Garden & Pet Company and subsidiaries as of September 29, 2018 and September 30, 2017, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 29, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

As described in “Management’s Report on Internal Control over Financial Reporting,” management excluded from its assessment the internal control over financial reporting at General Pet Supply, Inc and Bell Nursery Holdings, LLC which were acquired during fiscal 2018, and whose combined financial statements constitute approximately five percent of total assets and approximately five percent of net sales of the consolidated financial statement amounts as of and for the year ended September 29, 2018. Accordingly, our audit did not include the internal control over financial reporting at General Pet Supply, Inc or Bell Nursery Holdings, LLC.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP

San Francisco, California
November 28, 2018

We have served as the Company’s auditor since at least 1987; however, an earlier year could not be reliably determined.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED BALANCE SHEETS

	September 29, 2018	September 30, 2017
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$482,106	$32,397
Restricted cash	10,899	12,645
Accounts receivable, net	275,908	237,868
Inventories	427,823	382,101
Prepaid expenses and other	20,562	18,045
Total current assets	1,217,298	683,056
Plant, property and equipment, net	217,647	180,913
Goodwill	281,177	256,275
Other intangible assets, net	152,265	116,067
Other assets	38,822	70,595
Total	$1,907,209	$1,306,906
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$110,259	$103,283
Accrued expenses	102,583	116,549
Current portion of long-term debt	122	375
Total current liabilities	212,964	220,207
Long-term debt	692,031	395,278
Deferred income taxes and other long-term obligations	49,380	54,279
Commitments and contingencies (Note 11)
Equity:
Common stock	121	122
Class A common stock	439	380
Class B stock	16	16
Additional paid-in capital	590,168	396,790
Retained earnings	362,923	239,329
Accumulated other comprehensive loss	(1,218)	(951)
Total Central Garden & Pet shareholders’ equity	952,449	635,686
Noncontrolling interest	385	1,456
Total equity	952,834	637,142
Total	$1,907,209	$1,306,906
See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 29, 2018	September 30, 2017	September 24, 2016
	(in thousands, except per share amounts)
Net sales	$2,215,362	$2,054,478	$1,829,017
Cost of goods sold and occupancy	1,539,986	1,421,670	1,275,967
Gross profit	675,376	632,808	553,050
Selling, general and administrative expenses	508,040	476,696	421,864
Intangible asset impairment	—	—	1,828
Operating income	167,336	156,112	129,358
Interest expense	(39,196)	(28,209)	(42,847)
Interest income	3,145	147	140
Other expense, net	(3,860)	(1,621)	(17,013)
Income before income taxes and noncontrolling interest	127,425	126,429	69,638
Income tax expense	3,305	46,699	24,053
Net income including noncontrolling interest	124,120	79,730	45,585
Net income attributable to noncontrolling interest	526	902	1,071
Net income attributable to Central Garden & Pet Company	$123,594	$78,828	$44,514
Net income per share attributable to Central Garden & Pet Company:
Basic	$2.39	$1.57	$0.91
Diluted	$2.32	$1.52	$0.87
Weighted average shares used in the computation of net income per share:
Basic	51,716	50,230	48,964
Diluted	53,341	51,820	51,075

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Fiscal Year Ended
	September 29, 2018	September 30, 2017	September 24, 2016
Net income	$124,120	$79,730	$45,585
Other comprehensive income (loss):
Foreign currency translation	(267)	343	(1,458)
Total comprehensive income	123,853	80,073	44,127
Comprehensive income attributable to noncontrolling interests	526	902	1,071
Comprehensive income attributable to Central Garden & Pet Company	$123,327	$79,171	$43,056

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

	Central Garden & Pet Company
	Common Stock		Class A Common Stock		Class B Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 26, 2015	11,908,317	$119	36,462,299	$364	1,652,262	$16	$388,636	$115,987	$164	$505,286	$1,094	$506,380
Amortization of share-based awards	—	—	—	—	—	—	6,552	—	—	6,552	—	6,552
Tax deficiency on exercise of stock options, net of tax benefit	—	—	—	—	—	—	6,865	—	—	6,865	—	6,865
Restricted share activity		—	202,916	2			(1,341)			(1,339)		(1,339)
Issuance of common stock	90,155	1	753,357	8	—	—	(7,415)	—	—	(7,406)	—	(7,406)
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—	—	—
Distribution to noncontrolling interest											(592)	(592)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,458)	(1,458)	—	(1,458)
Net income	—	—	—	—	—	—	—	44,514	—	44,514	1,071	45,585
Balance, September 24, 2016	11,998,472	120	37,418,572	374	1,652,262	16	393,297	160,501	(1,294)	553,014	1,573	554,587
Amortization of share-based awards	—	—	—	—	—	—	8,700	—	—	8,700	—	8,700
Tax benefit on exercise of stock options, net of tax deficiency	—	—	—	—	—	—	19,942	—	—	19,942	—	19,942
Restricted share activity	(16,764)	—	(79,362)	—	—	—	(7,765)			(7,765)		(7,765)
Issuance of common stock	178,315	2	680,526	6	—	—	(17,384)	—	—	(17,376)	—	(17,376)
Distribution to noncontrolling interest											(1,019)	(1,019)
Other comprehensive loss	—	—	—	—	—	—	—	—	343	343	—	343
Net income	—	—	—	—	—	—	—	78,828	—	78,828	902	79,730
Balance, September 30, 2017	12,160,023	122	38,019,736	380	1,652,262	16	396,790	239,329	(951)	635,686	1,456	637,142
Amortization of share-based awards	—	—	—	—	—	—	9,252	—	—	9,252	—	9,252
Restricted share activity	(14,888)	(1)	48,180	—	—	—	(7,428)	—	—	(7,429)	—	(7,429)
Issuance of common stock	—	—	5,885,349	59	—	—	191,554	—	—	191,613	—	191,613
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1,597)	(1,597)
Other comprehensive loss	—	—	—	—	—	—	—	—	(267)	(267)	—	(267)
Net income	—	—	—	—	—	—	—	123,594	—	123,594	526	124,120
Balance, September 29, 2018	12,145,135	$121	43,953,265	$439	1,652,262	$16	$590,168	$362,923	$(1,218)	$952,449	$385	$952,834
See notes to consolidated financial statements

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 29, 2018	September 30, 2017	September 24, 2016
	(in thousands)
Cash flows from operating activities:
Net income	$124,120	$79,730	$45,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,199	42,719	40,001
Amortization of deferred financing costs	1,748	1,361	1,504
Stock-based compensation	11,602	11,115	8,356
Excess tax benefits from stock-based awards	—	(19,946)	(6,869)
Deferred income taxes	(4,833)	10,789	3,189
Gain on sale of property and equipment	—	(2,050)	(2,544)
Loss on disposal of property, plant and equipment	273	65	1,163
Write-off of deferred financing costs	—	—	3,337
Asset impairments	—	—	19,367
Other	1,840	3,999	987
Changes in assets and liabilities (excluding businesses acquired):
Receivables	(28,741)	(32,419)	27,444
Inventories	(15,087)	(15,885)	(6,519)
Prepaid expenses and other assets	(3,803)	2,845	6,901
Accounts payable	(1,163)	(2,143)	(2,793)
Accrued expenses	(20,096)	35,018	11,234
Other long-term obligations	1,053	(889)	1,083
Net cash provided by operating activities	114,112	114,309	151,426
Cash flows from investing activities:
Additions to property, plant and equipment	(37,845)	(44,659)	(27,622)
Businesses acquired, net of cash acquired	(91,244)	(103,880)	(69,001)
Escrow deposit for acquisition-related contingent consideration	—	(6,000)	—
Proceeds from asset sales	—	8,547	3,911
Change in restricted cash and cash equivalents.	1,746	(1,735)	2,247
Payments for investments	(9,048)	(12,495)	—
Other investing activities	(2,745)	(4,355)	(730)
Net cash used in investing activities	(139,136)	(164,577)	(91,195)
Cash flows from financing activities:
Repayments on revolving line of credit	(23,000)	(552,000)	(419,000)
Borrowings on revolving line of credit	23,000	552,000	419,000
Repayments of long-term debt	(431)	(463)	(400,307)
Issuance of long-term debt	300,000	—	400,000
Proceeds from issuance of common stock, net of offering costs	195,631	—	324
Excess tax benefits from stock-based awards	—	19,946	6,869
Repurchase of common stock, including shares surrendered for tax withholding	(13,797)	(27,556)	(10,873)
Payments of contingent consideration	(253)	(1,300)	(2,026)
Distribution to noncontrolling interest	(1,597)	(1,019)	(592)
Payment of financing costs	(4,770)	—	(7,560)
Net cash provided (used) by financing activities	474,783	(10,392)	(14,165)
Effect of exchange rate changes on cash and equivalents	(50)	75	(668)
Net increase (decrease) in cash and cash equivalents	449,709	(60,585)	45,398
Cash and cash equivalents at beginning of year	32,397	92,982	47,584
Cash and cash equivalents at end of year	$482,106	$32,397	$92,982
Supplemental information:
Cash paid for interest	$36,664	$27,878	$32,995
Cash paid for income taxes – net of refunds	19,508	10,560	10,399
Non-cash investing and financing activities:
Capital expenditures incurred but not paid	2,386	3,106	2,743
Liability for contingent performance based payments	(2,888)	2,830	2,590
See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended September 29, 2018,
September 30, 2017, and September 24, 2016
1. Organization and Significant Accounting Policies

Organization – Central Garden & Pet Company (“Central”), a Delaware corporation, and subsidiaries (the “Company”), is a leading marketer and producer of quality branded products and distributor of third party products in the pet and lawn and garden supplies markets.
Basis of Consolidation and Presentation – The consolidated financial statements include the accounts of Central and all majority-owned subsidiaries. All intercompany balances and transactions have been eliminated. The fiscal year ended September 30, 2017 included 53 weeks. The fiscal years ended September 29, 2018 and September 24, 2016 each included 52 weeks.
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
Revenue Recognition – Sales are recognized when merchandise is shipped, risk of loss and title passes to the customer and the Company has no further obligations to provide services related to such merchandise. Discounts, volume-based rebate incentives and most cooperative advertising amounts are recorded as a reduction of sales. The Company’s practice on product returns is to accept and credit the return of unopened cases of products from customers where the quantity is small, where the product has been mis-shipped or the product is defective. Provisions are made for estimated sales returns which are deducted from net sales at the time of shipment. Sales also include shipping and handling costs billed directly to customers. The amount billed to customers for shipping and handling costs included in net sales for the fiscal years ended September 29, 2018, September 30, 2017 and September 24, 2016 was $12.2 million, $9.4 million and $3.8 million, respectively.
Cost of goods sold and occupancy consists of cost of product, inbound freight charges, purchasing and receiving costs, certain indirect purchasing, merchandise handling and storage costs, internal transfer costs as well as allocations of overhead costs, including depreciation, related to the Company’s facilities. Cost of goods sold excludes substantially all shipping and handling and out-bound freight costs to customers, which are included in selling, general and administrative expenses as delivery expenses. The cost of shipping and handling, including internal costs and payments to third parties, included in delivery expenses within selling, general and administrative expenses for the fiscal years ended September 29, 2018, September 30, 2017 and September 24, 2016 was $70.1 million, $59.3 million and $48.9 million, respectively.
Advertising Costs – The Company expenses the costs of advertising as incurred. Advertising expenses were $29.7 million, $34.5 million and $30.0 million in fiscal 2018, 2017 and 2016, respectively.
401(k) Plans – The Company sponsors several 401(k) plans which cover substantially all employees. The Company’s matching contributions expensed under these plans were $2.3 million for fiscal 2018, $2.4 million for fiscal 2017 and $1.7 million for fiscal 2016. In fiscal 2018, 2017 and 2016, the Company’s matching contributions made in the Company’s Class A common stock resulted in the issuance of approximately 61,000, 81,000 and 99,000 shares, respectively.
Other income (expense) consists principally of earnings (losses) from equity method investments and foreign exchange gains and losses.
Income taxes are accounted for under the asset and liability method. Deferred income taxes result primarily from bad debt allowances, inventory and goodwill write-downs, amortization and depreciation. The Company establishes a valuation allowance for deferred tax assets

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

when management believes it is more likely than not a deferred tax asset will not be realized. As of fiscal year-end 2018 and 2017, the Company had valuation allowances related to various state and foreign net deferred tax assets of $6.8 million and $6.5 million, respectively.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by the U.S. government. The Tax Reform Act significantly revised the U.S. corporate income tax code by, among other things, transitions the U.S. tax system to a new territorial system and lowered the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. In fiscal 2018, the Company's statutory federal corporate tax rate was a blended rate of 24.5%, which will be reduced to 21% in fiscal 2019 and thereafter. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.
In transitioning to the new territorial tax system, the Tax Reform Act requires the Company to include certain untaxed foreign earnings of non-U.S. subsidiaries in its fiscal 2018 taxable income. Such foreign earnings are subject to a one-time tax at 15.5% of the amount held in cash or cash equivalents and at 8% on the remaining non-cash amount. The 15.5% and 8% tax, collectively referred to as the "transition tax", was estimated to be $0.2 million on foreign undistributed earnings of approximately $1.5 million and was recorded in the Company's first fiscal quarter ended December 30, 2017. The Company intends to elect to pay the transition tax over a period of eight years as permitted by the Tax Reform Act.
While the Tax Reform Act provides for the full deduction of future foreign earnings (beyond the $1.5 million subject to the transition tax noted above) paid to U.S. parent corporations in the form of dividends, the Company continues to consider all such foreign earnings to be indefinitely reinvested overseas. Any potential deferred tax liability associated with these earnings is fully offset by either the dividend received deduction or foreign tax credits associated with the earnings.
The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017. This guidance allows registrants a “measurement period,” not to exceed one year from the date of enactment, to complete their accounting for the tax effects of the Tax Reform Act. SAB 118 further directs that during the measurement period, registrants who are able to make reasonable estimates of the tax effects of the Tax Reform Act should include those amounts in their financial statements as “provisional” amounts. Registrants should reflect adjustments over subsequent periods as they are able to refine their estimates and complete their accounting for the tax effects of the Tax Reform Act. The Company has made reasonable estimates and recorded provisional amounts in accordance with the requirements of SAB 118. While the Company has substantially completed the remeasurement of its deferred tax assets and liabilities, any further adjustments recorded to the provisional amounts through the first quarter of fiscal 2019 will be included as an adjustment to tax expense. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.
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
As a result of the Tax Reform Act, the Company recorded a provisional tax benefit of $16.3 million due to the remeasurement of its deferred tax assets and liabilities, inclusive of a $0.2 million transition tax, in the three months ended December 30, 2017. Upon further analysis and refinement of its calculations, the Company adjusted its provisional amount by recording an additional tax benefit of $5.2 million during its fiscal quarter ended September 29, 2018, for a total year-to-date tax benefit of $21.5 million.
Cash and cash equivalents include cash and all highly liquid instruments with a maturity of three months or less at the date of purchase.
Restricted cash and cash equivalents include cash and highly liquid instruments that are used as collateral for stand–alone letter of credit agreements. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The amount of cash collateral in these segregated accounts was approximately $10.9 million and $12.6 million as of September 29, 2018 and September 30, 2017, respectively, and is reflected in restricted cash on the consolidated balance sheets.
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Long-Lived Assets – The Company reviews its long-lived assets, including amortizable and indefinite-lived intangible assets and property, plant and equipment, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, and annually for indefinite-lived intangible assets. An impairment loss would be recognized for amortizable intangible assets and property, plant and equipment when estimated undiscounted future cash flows expected to result from the use of the asset are less than its carrying amount. An impairment loss would be recognized for an intangible asset with an indefinite useful life if its carrying value exceeds its fair value. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. There were no impairment losses recorded in fiscal years 2018 or 2017. In fiscal 2016, the Company recognized non-cash asset impairment charges of approximately $1.8 million related to certain indefinite-lived intangible assets due to changes in the Company's operational strategy and declining volume of sales. Should market conditions or the assumptions used by the Company in determining the fair value of assets change, or management changes plans regarding the future use of certain assets, additional charges to operations may be required in the period in which such conditions occur. See Note 9 – Other Intangible Assets.
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
Investments – The Company owns membership interests ranging from 13% to 50% in nine unconsolidated companies. The Company accounts for its interest in these entities using the equity method and cost method. Equity method losses of $2.8 million in fiscal 2018 and $0.9 million in fiscal 2017 and equity method income of $0.4 million in fiscal 2016 are included in other income (expense) in the consolidated statements of operations. The Company’s investment in these entities was $18.5 million at September 29, 2018 and $9.2 million at September 30, 2017 and is included in Other assets in the Company's consolidated balance sheets. On an individual and combined basis, the assets, liabilities, revenues and expenses of these entities are not significant. During the fourth quarter of fiscal 2016, the Company determined that its equity method investments in two unconsolidated companies were impaired as a result of changes in marketplace conditions, which impacted the expected cash flows and the recoverability of the investment. Accordingly, the Company recorded a non-cash charge of approximately $16.6 million in fiscal 2016 to bring the carrying value of these investments to zero. The impairment charge is included in other expense in the Company's consolidated statements of operations. See Note 3 - Acquisitions.
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
Fair Value of Financial Instruments – At September 29, 2018 and September 30, 2017, the carrying amount of cash and cash equivalents, short term investments, accounts receivable and payable, short term borrowings and accrued liabilities approximates fair value because of the short term nature of these instruments. The estimated fair value of the Company’s senior subordinated notes is based on quoted market prices for these instruments. See Note 2 - Fair Value Measurements for further information regarding the fair value of the Company’s financial instruments.
Stock-Based Compensation – Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is expensed ratably over the service period of the award. Total compensation costs recognized under all share-based arrangements in fiscal 2018 was $11.6 million ($8.4 million after tax), fiscal 2017 was $11.1 million ($7.0 million after tax), and fiscal 2016 was $8.4 million ($5.3 million after tax). See Note 13 - Stock-Based Compensation for further information.
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
Stock Based Compensation
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Stock Compensation, which is intended to simplify several aspects of the accounting for share-based payment award transactions. ASU 2016-09 (i) requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, (ii) requires classification of excess tax benefits as an operating activity in the statement of cash flows rather than a financing activity, (iii) eliminates the requirement to defer recognition of an excess tax benefit until the benefit is realized through a reduction to taxes payable, (iv) modifies statutory withholding tax requirements and (v) provides for a policy election to account for forfeitures as they occur. The Company adopted ASU 2016-09 on October 1, 2017. As a result of the adoption of ASU 2016-09, the Company now records excess tax benefits and shortfalls currently in its provision for income taxes. Upon adoption, the Company determined it had no previously unrecognized excess tax benefits. Additionally, the Company elected to account for forfeitures as they occur using a modified retrospective transition method, which requires the Company to record a cumulative-effect adjustment to accumulated earnings, and the Company determined that the cumulative impact was insignificant. The Company presents its excess tax benefits as a component of operating cash flows rather than financing cash flows on a prospective basis.
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
Income Taxes
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
Accounting Standards Not Yet Adopted
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. This update was issued as Accounting Standards Codification Topic 606. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB deferred the effective date of ASU 2014-09 for one year. ASU 2014-09 is effective for the Company in the first quarter of its fiscal year ending September 28, 2019.
The Company intends to adopt under the modified retrospective approach, which recognizes the cumulative effect of adoption as an adjustment to retained earnings at the date of initial application. The guidance in this ASU requires the Company to provide additional

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

disclosures of the amount by which each financial statement line item is affected in the current reporting period as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any.
The majority of the Company's revenue is generated from sales of pet and garden products, which will continue to be recognized when control of the goods is transferred to the customer. The Company generally anticipates having substantially similar performance obligations under the amended guidance as compared with deliverables and units of account currently being recognized. The Company intends to make policy elections within the amended standard that are consistent with its current accounting. The Company does not expect the adoption of this amended standard to have a material impact on its consolidated financial statements.
The Company expects the impact of the adoption of this ASU would primarily change presentation within its consolidated financial statements but is currently not expected to have a material effect on income from operations. The Company’s assessment of the guidance in this ASU has identified customer related returns as transactions potentially affected by this guidance. On the consolidated balance sheet, reserves for returns will be included as other current liabilities rather than net accounts receivable and the value of inventory associated with reserves for sales returns will be included within prepaid expenses and other current assets. See Note 5 - Allowance for Doubtful Accounts for sales return reserves currently included as part of net accounts receivable.
The Company is implementing changes to its accounting policies, business processes, systems and controls to align with the new revenue recognition guidance and disclosure requirements.
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
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The ASU provides additional clarification guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is effective for the Company as of September 30, 2018 on a retrospective basis. The Company intends to make policy elections within the amended standard that are consistent with its current classification and does not expect the adoption of this amended guidance to have a material effect on our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-18). This ASU clarifies the presentation of restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending cash balances on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, and is effective for the Company as of September 30, 2018 on a retrospective basis. The Company expects the adoption of this amended guidance to have no effect on our consolidated statements of operations, comprehensive income or our consolidated balance sheets. This amended guidance is expected to only result in a change in presentation of restricted cash and restricted cash equivalents on the Company's consolidated statement of cash flows. The Company held restricted cash balances of $10.9 million, $12.6 million and $10.9 million as of September 29, 2018, September 30, 2017 and September 24, 2016, respectively.
Business Combinations
In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (ASU 2017-01), which requires an evaluation of whether substantially all of the fair value of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the transaction does not qualify as a business. The guidance also requires an acquired business to include at least one substantive process and narrows the definition of outputs. The Company is required to apply this guidance to annual periods beginning after December 15, 2017, including interim periods within those periods. The guidance is effective for the Company September 30, 2018. The adoption of this ASU may have an impact on accounting for any future acquisitions the Company may have.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Intangible Assets
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance is effective for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, or the Company's first quarter of fiscal 2021. The amendment should be applied on a prospective basis. Based on the Company's most recent annual goodwill impairment test performed as of July 1, 2018, there were no reporting units for which the carrying amount of the reporting unit exceeded its fair value; therefore, this ASU would not currently have an impact on the Company's consolidated financial statements and related disclosures. However, if upon adoption the carrying amount of a reporting unit exceeds its fair value, the Company would be impacted by the amount of impairment recognized.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted, and is effective for the Company in fiscal 2021. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the effect that ASU 2018-15 will have on its consolidated financial statements and related disclosures.
Fair Value Disclosures

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted and is effective for the Company in fiscal 2021. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company is currently evaluating the effect that ASU 2018-13 will have on its consolidated financial statements and related disclosures.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 29, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (a)	$—	$—	$8,224	$8,224
Total liabilities	$—	$—	$8,224	$8,224
The following table presents our financial assets and liabilities at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 30, 2017 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (a)	$—	$—	$9,343	$9,343
Total liabilities	$—	$—	$9,343	$9,343

(a)
The liability for contingent consideration relates to an earn-out for B2E, acquired in December 2012, future performance-based contingent payments for Hydro-Organics Wholesale, Inc., acquired in October 2015, future performance-based contingent payments for Segrest, Inc., acquired in October 2016, and future performance-based contingent payments for Bell Nursery, acquired in March 2018. The fair value of the estimated contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity. This is presented as part of long-term liabilities in the Company's consolidated balance sheets.

The following table provides a summary of changes in fair value of the Company's Level 3 financial instruments for the years ended September 29, 2018 and September 30, 2017 (in thousands):

Amount
Balance as of September 30, 2017	$9,343
Estimated contingent performance-based consideration established at the time of acquisition	2,022
Changes in the fair value of contingent performance-based payments	(2,888)
Performance-based payments made	(253)
Balance as of September 29, 2018	$8,224

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. There were no impairment losses recorded in fiscal 2018 or fiscal 2017.
During the fiscal year ended September 24, 2016, the carrying value of $1.8 million of indefinite-lived intangible assets was written down to its estimated fair value, resulting in impairment charges of $1.8 million, which was included in intangible asset impairment on the consolidated statements of operations for the period. See Note 9 – Other Intangible Assets.
Fair Value of Other Financial Instruments
In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of September 29, 2018 was $285.5 million million compared to a carrying value of $295.6 million.
In November 2015, the Company issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”). The estimated fair values of the Company’s 2023 Notes were $414.4 million as of September 29, 2018 and $427.9 million as of September 30, 2017, and the carrying values were $396.0 million as of September 29, 2018 and $395.2 million as of September 30, 2017. The estimated fair values are based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.

3. Acquisitions and Investments in Joint Ventures
Fiscal 2018
General Pet Supply
On April 2, 2018, the Company purchased substantially all of the assets of General Pet Supply, a leading Midwestern U.S. supplier of pet food and supplies for a purchase price of approximately $24.3 million. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $13.6 million, of which $8.1 million was allocated to identified intangible assets and approximately $5.5 million was included in goodwill in the Company’s consolidated balance sheet as of September 29, 2018. Financial results of General Pet Supply have been included in the results of operations within the Pet segment since the date of acquisition. The following table summarizes the purchase price and recording of fair values of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments.

In thousands	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as Adjusted)
Current assets, net of cash and cash equivalents acquired	12,991	—	12,991
Fixed assets	1,014	516	1,530
Goodwill	—	5,520	5,520
Other assets	14,147	(14,136)	11
Other intangible assets, net	—	8,100	8,100
Current liabilities	(3,506)	—	(3,506)
Long-term obligations	(361)		(361)
Net assets acquired, less cash and cash equivalents	$24,285	—	$24,285
(1) As previously reported in the Company's Form 10-Q for the period ended June 30, 2018.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The impact to the consolidated statement of operations associated with the finalization of purchase accounting and true-up of intangible assets for General Pet Supply was immaterial.
Bell Nursery
On March 12, 2018, the Company purchased Bell Nursery Holdings, LLC ("Bell"), a leading grower and distributor of live flowers and plants in the mid-Atlantic region of the United States, for a purchase price of approximately $61 million plus contingent consideration of up to $10 million. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $13.6 million, of which $6.2 million was allocated to identified intangible assets and $7.4 million was included in goodwill in the Company's consolidated balance sheet as of September 29, 2018. Financial results of Bell have been included in the results of operations within the Garden segment since the date of acquisition. The following table summarizes the purchase price and recording of fair values of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments.

In thousands	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as Adjusted)

Current assets, net of cash and cash equivalents acquired	$28,330	$(359)	$27,971
Fixed assets	30,278	383	30,661
Goodwill	—	7,415	7,415
Other assets	11,647	(11,647)	—
Other intangible assets, net	—	6,230	6,230
Current liabilities	(11,611)	(2,022)	(13,633)
Net assets acquired, less cash and cash equivalents	$58,644	$—	$58,644
(1) As previously reported in the Company's Form 10-Q for the periods ended March 31, 2018 and June 30, 2018.
The impact to the consolidated statement of operations associated with the finalization of purchase accounting and true-up of intangible assets for Bell was immaterial.
The Company expects all the goodwill from the acquisitions above to be deductible for tax purposes.
Proforma financial information has not been presented as the Bell Nursery Holdings and General Pet Supply acquisitions were not considered material to the Company's overall consolidated financial statements during the periods presented.
Investments
During fiscal 2018, the Company made investments ranging from 13% to 20% in three ventures. The Company invested a total of $9.0 million in these businesses, which are accounted for under the cost method and equity method of accounting.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal 2017
K&H Manufacturing, LLC
On April 28, 2017, the Company purchased K&H Manufacturing, LLC ("K&H"), a producer of premium pet supplies and the largest marketer of heated pet products in the country, for a purchase price of approximately $48.0 million. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $41.2 million, of which $29.2 million was allocated to identified intangible assets and approximately $12 million is included in goodwill in the Company's consolidated balance sheet as of September 29, 2018. Financial results of K&H have been included in the results of operations within the Pet segment since the date of acquisition. The following table summarizes the purchase price and recording of fair values of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments.

	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as Adjusted)
In thousands
Current assets, net of cash and cash equivalents acquired	$5,439	$613	$6,052
Fixed assets	315	—	315
Other assets	41,781	(41,781)	—
Goodwill	—	11,968	11,968
Other intangible assets	—	29,200	29,200
Current liabilities	(757)	—	(757)
Net assets acquired, less cash and cash equivalents	$46,778	$—	$46,778
(1) As previously reported in the Company's Form 10-Q for the periods ended June 24, 2017 and December 30, 2017, and the Company's Form 10-K for the period ended September 30, 2017.
Segrest Inc.
On October 21, 2016, the Company acquired Segrest, Inc., a wholesaler of aquarium fish and small live animals, for a purchase price of approximately $60.0 million, of which $6.0 million is in an escrow account managed by an independent trustee and is payable contingent upon future events. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $44.4 million, of which $27.7 million was allocated to identified intangible assets and $25.9 million is included in goodwill in the Company’s consolidated balance sheet as of September 29, 2018. Financial results for Segrest have been included in the results of operations within the Pet segment since the date of acquisition. The following table summarizes the purchase price and the recording of fair values of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments (in thousands):

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Fiscal 2016
Hydro-Organics Wholesale Inc.
On September 30, 2015, the Company purchased Hydro-Organics Wholesale, Inc., an organic fertilizer business, for approximately $7.8 million in cash and approximately $2.6 million of estimated contingent future performance-based payments, which are capped at $1.0 million per year. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $10.7 million, of which $5.2 million was allocated to identified intangible assets and $5.5 million is included in goodwill in the Company’s consolidated balance sheet as of September 30, 2017. Financial results for Hydro-Organics Wholesale Inc. have been included in the results of operations within the Garden segment since the date of acquisition.
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
(1) As previously reported in the Company's Form 10-Q for the periods ended December 26, 2015, March 26, 2016 and June 25, 2016

4. Concentration of Credit Risk and Significant Customers and Suppliers
Customer Concentration – Approximately 48% of the Company’s net sales for fiscal 2018, 44% for fiscal 2017 and 42% for fiscal 2016 were derived from sales to the Company’s top five customers. The Company’s largest customer accounted for approximately 16%, 16% and 15% of the Company’s net sales in fiscal years 2018, 2017 and 2016, respectively. The Company’s second largest customer in 2018 accounted for approximately 11% of the Company’s net sales in fiscal year 2018, and 8% of the Company's net sales in the fiscal years 2017 and 2016, respectively. The Company’s third largest customer in 2018 accounted for approximately 8%, of the Company’s net sales in the fiscal years 2018, 2017 and 2016, respectively. The loss of, or significant adverse change in, the relationship between the Company and any of these three customers could have a material adverse effect on the Company’s business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company’s inability to collect accounts receivable from any major customer could also have a material adverse impact on the Company’s business and financial results. As of September 29, 2018 and September 30, 2017, accounts receivable from the Company’s top five customers comprised approximately 46% and 44% of the Company’s total accounts receivable, including 14% and 10% from the Company’s largest customer.
Supplier Concentration – While the Company purchases products from many different manufacturers and suppliers, approximately 8%, 9% and 9% of the Company’s cost of goods sold in fiscal years 2018, 2017 and 2016, respectively, were derived from products purchased from the Company’s five largest suppliers.
5. Allowance for Doubtful Accounts
The allowance for doubtful accounts includes reserves for collectability determined by past credit history with customers, their expected returns and deductions and their current financial condition.
Changes in the allowance for doubtful accounts are summarized below (in thousands):

Description	Balances at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Asset Write-Offs, Less Recoveries	Balances at End of Period
Fiscal Year Ended September 24, 2016	19,296	6,041	(4,268)	21,069
Fiscal Year Ended September 30, 2017	21,069	2,921	(2,554)	21,436
Fiscal Year Ended September 29, 2018	21,436	2,132	557	24,125
The allowance for doubtful accounts includes reserves for expected returns of $6.5 million, $6.9 million and $8.2 million as of September 29, 2018, September 30, 2017 and September 24, 2016, respectively.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Inventories, net
Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	September 29, 2018	September 30, 2017
Raw materials	$117,539	$116,591
Work in progress	35,691	16,394
Finished goods	263,845	241,420
Supplies	10,748	7,696
Total inventories, net	$427,823	$382,101
7. Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	September 29, 2018	September 30, 2017
Land	$14,183	$8,942
Buildings and improvements	154,787	131,280
Transportation equipment	9,348	7,141
Machine and warehouse equipment	227,727	207,878
Capitalized software	114,878	117,360
Office furniture and equipment	27,734	27,355
Assets under construction	24,015	13,451
	572,672	513,407
Accumulated depreciation and amortization	(355,025)	(332,494)
	$217,647	$180,913
Depreciation and amortization expense, including the amortization of intangible assets, charged to operations was $47.2 million, $42.7 million and $40.0 million for fiscal 2018, 2017 and 2016, respectively.
Approximately $13.5 million as of September 30, 2017 was reclassified from machine and warehouse equipment to assets under construction to be consistent with current year presentation.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Goodwill
Changes in the carrying amount of goodwill for the fiscal years ended September 29, 2018, September 30, 2017 and September 24, 2016 (in thousands):

	Garden Products Segment	Pet Products Segment	Total
Balance as of September 26, 2015
Goodwill	$213,583	$405,067	$618,650
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
Balance as of	—	209,089	209,089
Additions in fiscal 2016	5,473	16,823	22,296
Balance as of September 24, 2016
Goodwill	219,056	421,890	640,946
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	5,473	225,912	231,385
Additions in fiscal 2017		25,890	25,890
Write off related to sale of business		(1,000)	(1,000)
Balance as of September 30, 2017
Goodwill	219,056	446,780	665,836
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	5,473	250,802	256,275
Additions in fiscal 2018	7,415	17,487	24,902
Balance as of September 29, 2018
Goodwill	226,471	464,267	690,738
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	$12,888	$268,289	$281,177
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the Company’s annual goodwill impairment testing performed during fiscal 2018 and fiscal 2017, the Company made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of its reporting units under the two-step goodwill impairment test. The Company completed its qualitative assessment of potential goodwill impairment in each fiscal year and it was determined that it was more likely than not the fair values of the Company's reporting units were greater than their carrying amounts in each fiscal year, and accordingly, no further testing of goodwill was required in fiscal 2018 and 2017.
9. Other Intangible Assets
The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
		(in millions)
September 29, 2018
Marketing-related intangible assets – amortizable	$18.6	$(14.2)	$—	$4.4
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	89.2	(14.2)	(26.0)	49.0
Customer-related intangible assets – amortizable	128.3	(42.5)	—	85.8
Other acquired intangible assets – amortizable	25.4	(14.5)	—	10.9
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	33.2	(14.5)	(1.2)	17.5
Total other intangible assets	$250.7	$(71.2)	$(27.2)	$152.3
September 30, 2017
Marketing-related intangible assets – amortizable	$16.9	$(12.7)	$—	$4.2
Marketing-related intangible assets – nonamortizable	62.7	—	(26.0)	36.7
Total	79.6	(12.7)	(26.0)	40.9
Customer-related intangible assets – amortizable	91.6	(32.2)	—	59.4
Other acquired intangible assets – amortizable	22.1	(12.9)	—	9.2
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	29.9	(12.9)	(1.2)	15.8
Total other intangible assets	$201.1	$(57.8)	$(27.2)	$116.1
September 24, 2016
Marketing-related intangible assets – amortizable	$14.9	$(11.3)	$—	$3.6
Marketing-related intangible assets – nonamortizable	63.0	—	(26.0)	37.0
Total	77.9	(11.3)	(26.0)	40.6
Customer-related intangible assets – amortizable	65.6	(26.1)	—	39.5
Other acquired intangible assets – amortizable	20.8	(11.6)	—	9.2
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	28.6	(11.6)	(1.2)	15.8
Total other intangible assets	$172.1	$(49.0)	$(27.2)	$95.9
Other acquired intangible assets include contract-based and technology-based intangible assets.
As part of its acquisitions of K&H in the third quarter of fiscal 2017, Bell Nursery in the second quarter of fiscal 2018 and General Pet Supply during the third quarter of fiscal 2018, the Company acquired approximately $9.6 million of marketing related intangible assets, $36.7 million of customer related intangible assets and $3.3 million of other intangible assets. See Note 3 – Acquisitions.

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
The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from three years to 25 years; over weighted average remaining lives of four years for marketing-related intangibles, 10 years for customer-related intangibles and 11 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $12.7 million, $8.8 million and $5.8 million, for fiscal 2018, 2017 and 2016, respectively, and is classified within operating expenses in the consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $12 million per year from fiscal 2019 through fiscal 2023
.
10. Long-Term Debt
Long-term debt consists of the following:

	September 29, 2018	September 30, 2017
	(in thousands)
Senior notes, interest at 6.125%, payable semi-annually, principal due November 2023	$400,000	$400,000
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	300,000	—
Unamortized debt issuance costs	(8,425)	(4,840)
Net carrying value	691,575	395,160
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.25% to 1.50% or Base Rate plus a margin of 0.25% to 0.50%, final maturity April 2021	—	—
Other notes payable	578	493
Total	692,153	395,653
Less current portion	(122)	(375)
Long-term portion	$692,031	$395,278
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

102.563%, on or after January 1, 2024 for 101.708%, on or after January 1, 2025 for 100.854%, and on or after January 1, 2026 for 100.0%, plus accrued and unpaid interest.
The holders of the 2028 Notes have the right to require us to repurchase all or a portion of the 2028 Notes at a purchase price equal to 101.0% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of September 29, 2018.
$400 Million 6.125% Senior Notes
On November 9, 2015, the Company issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the "2023 Notes"). In December 2015, the Company used the net proceeds from the offering, together with available cash, to redeem its $400 million aggregate principal amount of 8.25% senior subordinated notes due March 2018 ("2018 Notes") at a price of 102.063% of the principal amount and to pay fees and expenses related to the offering. The 2023 Notes are unsecured senior obligations and are subordinated to all of the Company’s existing and future secured debt, including the Company’s Credit Facility, to the extent of the value of the collateral securing such indebtedness.
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
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of September 29, 2018.
Asset-Based Loan Facility Amendment
On April 22, 2016, the Company entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein (collectively, the “Amended Credit Facility”). The Amended Credit Facility matures on April 22, 2021. The Company may borrow, repay and reborrow amounts under the Amended Credit Facility until its maturity date, at which time all amounts outstanding under the Amended Credit Facility must be repaid in full. As of September 29, 2018, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $3.3 million outstanding as of September 29, 2018.
The Amended Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of September 29, 2018, the borrowing base and remaining borrowing availability was $394.8 million. Borrowings under the Amended Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.0%), plus, in either case, an applicable margin based on the Company’s consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25% - 1.5% and was 1.25% as of September 29, 2018, and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.5% and was 0.25% as of September 29, 2018. As of September 29, 2018, the applicable interest rate related to Base Rate borrowings was 5.5%, and the applicable interest rate related to LIBOR-based borrowings was 3.5%.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company incurred approximately $1.2 million of debt issuance costs in conjunction with this transaction, which included underwriter fees, legal and accounting expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility.
The Amended Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00 :1.00 upon reaching certain borrowing levels. The Amended Credit Facility is secured by substantially all assets of the Company. The Company was in compliance with all financial covenants under the Amended Credit Facility during the period ended September 29, 2018.
The scheduled principal repayments on long-term debt as of September 29, 2018 are as follows:

	(in thousands)
Fiscal year:
2019	$122
2020	272
2021	93
2022	76
2023	15
Thereafter	700,000
Total	$700,578	(1)

(1)
Debt repayments do not reflect the unamortized portion of deferred financing costs associated with the 2023 Notes and 2028 Notes of $8.4 million as of September 29, 2018, of which, $4.0 million is amortizable until November 2023, and $4.4 million is amortizable until February 2028 and is included in the carrying value.

11. Commitments and Contingencies
Commitments
Letters of credit – The Company had $3.3 million of outstanding letters of credit related to normal business transactions at September 29, 2018. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The amount of cash collateral in these segregated accounts was $10.9 million and $ 12.6 million as of September 29, 2018 and September 30, 2017, respectively, and is reflected in “Restricted cash” on the Company's consolidated balance sheets.
Purchase commitments – Production and purchase agreements (primarily for grass seed and grains) entered into in the ordinary course of business may obligate the Company to make future purchases based on estimated yields. The terms of these contracts vary; some have fixed prices or quantities while others have variable pricing and quantities.  For certain agreements, management estimates are used to develop the quantities and pricing for anticipated purchases, and future purchases could vary significantly from such estimates. At September 29, 2018, estimated annual purchase commitments were $88.6 million for fiscal 2019, $35.0 million for fiscal 2020, $23.3 million for fiscal 2021, $15.7 million for fiscal 2022, $10.1 million for fiscal 2023 and $0.4 million thereafter.
Leases – The Company has operating lease agreements principally for office and warehouse facilities and equipment. Such leases have remaining terms of one to 11 years. Rental expense was $35.4 million for fiscal 2018, $31.7 million for fiscal 2017 and $25.0 million for fiscal 2016 and is included in cost of goods sold and occupancy or selling, general and administrative expenses in the Company's consolidated statements of operations.
Certain facility leases have renewal options and include escalation clauses. Minimum lease payments include scheduled rent increases pursuant to these escalation provisions.
Aggregate minimum annual payments on non-cancelable operating leases at September 29, 2018 are as follows:

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands)
Fiscal year:
2019	$32,905
2020	27,395
2021	18,398
2022	12,401
2023	6,728
Thereafter	22,546
Total	$120,373
 Contingencies
The Company may from time to time become involved in legal proceedings in the ordinary course of business. Currently, the Company is not a party to any legal proceedings the resolution of which management believes could have a material effect on the Company’s financial position or results of operations with the exception of the proceeding below.
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
During fiscal 2013, the Company received notices from several states stating that they have appointed an agent to conduct an examination of the books and records of the Company to determine whether it has complied with state unclaimed property laws. In addition to seeking unclaimed property subject to escheat laws, the states may seek interest, penalties and other relief. The examinations are at an early stage and, as such, management is unable to determine the impact, if any, on the Company’s financial position or results of operations.
The Company has experienced, and may in the future experience, issues with products that may lead to product liability, recalls, withdrawals, replacements of products, or regulatory actions by governmental authorities. The Company has not experienced recent issues with products, the resolution of which management believes would have a material effect on the Company’s financial position or results of operations.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes
The provision for income tax expense (benefit) consists of the following:

	Fiscal Year Ended
	September 29, 2018	September 30, 2017	September 24, 2016
	(in thousands)
Current:
Federal	$5,728	$32,755	$18,592
State	2,319	3,034	2,140
Foreign	91	121	110
Total	8,138	35,910	20,842
Deferred:
Federal	(3,676)	11,227	2,796
State	(1,162)	(1,038)	463
Foreign	5	600	(48)
Total	(4,833)	10,789	3,211
Total	$3,305	$46,699	$24,053
A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	September 29, 2018	September 30, 2017	September 24, 2016
Statutory federal income tax rate	24.5%	35.0%	35.0%
State income taxes, net of federal benefit	0.9	2.4	2.1
Other permanent differences	(0.1)	0.3	(1.6)
Adjustment of prior year accruals	—	(0.3)	(0.6)
Credits	(0.8)	(0.6)	(1.0)
Rate change - Tax reform	(16.9)	—	—
Stock based compensation	(5.4)	—	—
Other	0.4	0.1	0.6
Effective income tax rate (benefit)	2.6%	36.9%	34.5%

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the impact of “temporary differences” between asset and liability amounts for financial reporting purposes and such amounts as determined based on existing tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	September 29, 2018		September 30, 2017
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in thousands)
Allowance for doubtful accounts	$5,613	$—	$7,790	$—
Inventory write-downs	6,819	—	10,406	—
Prepaid expenses	—	1,408	—	1,740
Nondeductible reserves	983	—	1,485	—
State taxes	74	—	276	—
Employee benefits	5,578	—	10,007	—
Depreciation and amortization	—	65,983	—	84,059
Equity loss	2,053	—	4,243	—
State net operating loss carryforward	6,722	—	5,182	—
Stock based compensation	2,541	—	3,097	—
State credits	2,742	—	2,403	—
Other	4,240	—	5,768	—
Valuation allowance	(6,809)	—	(6,527)	—
Total	$30,556	$67,391	$44,130	$85,799
The Company has state tax net operating losses of $116.6 million, which expire at various times between 2018 and 2038, and foreign losses of $4.3 million, which do not expire.
The Company has state income tax credits of $3.5 million, which expire at various times beginning in 2018 through 2038. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including past operating results, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against any deferred tax assets. The Company has determined there will be insufficient future separate state and foreign taxable income for the separate parent company and foreign subsidiaries to realize the deferred tax assets. Therefore, valuation allowances of $6.8 million and $6.5 million (net of federal impact) at September 29, 2018 and September 30, 2017, respectively, have been provided to reduce state deferred tax assets to amounts considered recoverable.
The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The Company recognizes interest and/or penalties related to income tax matters as a component of pretax income. As of September 29, 2018 and September 30, 2017, accrued interest was less than $0.1 million and no penalties were accrued related to uncertain tax positions.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table, which excludes interest and penalties, summarizes the activity related to the Company’s unrecognized tax benefits for fiscal years ended September 29, 2018 and September 30, 2017 (in thousands):

Balance as of Balance as of September 24, 2016	$254
Increases related to prior year tax positions	4
Increases related to current year tax positions	67
Decreases related to prior year tax positions	—
Settlements	—
Decreases related to lapse of statute of limitations	—
Balance as of Balance as of September 30, 2017	$325
Increases related to prior year tax positions	138
Increases related to current year tax positions	83
Decreases related to prior year tax positions	(28)
Settlements	—
Decreases related to lapse of statute of limitations	—
Balance as of Balance as of September 29, 2018	$518
As of September 29, 2018, unrecognized income tax benefits totaled approximately $0.5 million and all of the unrecognized tax benefits would, if recognized, impact the Company’s effective income tax rate.
The Company is principally subject to taxation by the United States and various states within the United States. The Company’s tax filings in major jurisdictions are open to examination by tax authorities by the Internal Revenue Service from fiscal year ended 2015 forward and in various state taxing authorities generally from fiscal year ended 2014 forward.
The Company believes there is a reasonable chance that its unrecognized tax benefits will decrease by $0.1 million within the next twelve months.
13. Stock-Based Compensation
The Company’s 2003 Omnibus Equity Incentive Plan (the “2003 Plan”), as amended, allows for the grant of options, restricted stock and certain other specified types of awards to key employees, directors and consultants of the Company. The 2003 Plan is administered by the Compensation Committee of the Board of Directors, which is comprised only of independent directors, and which must approve individual awards to be granted, vesting and exercise of share conditions.
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
The Company has a Nonemployee Director Equity Incentive Plan (the “Director Plan”) which provides for the grant of options and restricted stock to nonemployee directors of the Company. The Director Plan, as amended, provides for the granting to each independent director of options to purchase a number of shares equal to $200,000 divided by the fair market value of the Company’s common stock on the date of each annual meeting of stockholders and a number of shares of restricted stock equal to $20,000 divided by such fair market value.
As of September 29, 2018, there were approximately 3.2 million shares of Class A Common Stock, no shares of Common Stock and no shares of Preferred Stock reserved for outstanding equity awards, and there were approximately 4.6 million shares of Common Stock, 11.5 million shares of Class A Common Stock and 0.5 million shares of Preferred Stock remaining for future awards.
Stock Option Awards
The Company recognized share-based compensation expense of $11.6 million, $11.1 million, and $8.4 million for the years ended September 29, 2018, September 30, 2017 and September 24, 2016, respectively, as a component of selling, general and administrative expenses. Share-based compensation expense in fiscal 2018, 2017 and 2016 consisted of $3.9 million, $2.9 million, and $2.2 million, respectively, for stock options, and $5.4 million, $5.8 million and $4.5 million, respectively, for stock awards. Share-based compensation

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expense in fiscal 2018, 2017 and 2016 also includes $2.3 million, $2.4 million and $1.7 million, respectively, for the Company’s 401(k) matching contributions.
During fiscal 2018, the Company granted time-based stock options with an exercise price based on the closing fair market value on the date of the grant. The majority of the options granted in fiscal 2018 vest in four annual installments commencing approximately one year from the date of grant and expire approximately six years after the grant date.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. Expected stock price volatilities are estimated based on the historical volatility of the Company’s stock price. The expected term of options granted is based on analyses of historical employee termination rates, option exercises and the contractual term of the option. The risk-free rates are based on U.S. Treasury yields, for notes with comparable terms as the option grants, in effect at the time of the grant. For purposes of this valuation model, no dividends have been assumed.
The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life from the date of grant 3.7 years in fiscal 2018, 2017 and 2016; stock price volatility, 31.6% in fiscal 2018, 31.5% in fiscal 2017, and 30.8% in fiscal 2016; risk free interest rates, 2.4% in fiscal 2018, 2.0% in fiscal 2017 and 1.3% in 2016; and no dividends during the expected term.
The following table summarizes option activity for the period ended September 29, 2018:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2017	2,471	$16.79	4 years	$50,420
Granted	547	$36.72
Exercised	(627)	$12.18
Canceled or expired	(62)	$22.51
Outstanding at September 29, 2018	2,329	$22.56	4 years	$26,543
Exercisable at September 24, 2016	1,732	$11.46	2 years	22,954
Exercisable at September 30, 2017	458	$10.80	2 years	12,097
Exercisable at September 29, 2018	636	$16.35	3 years	10,731
Expected to vest after September 29, 2018	1,560	$24.90	4 years	$12,861
The prices of options to purchase shares of common stock and Class A common stock outstanding at September 29, 2018, September 30, 2017 and September 24, 2016 were between $6.43 to $38.10 per share, $6.43 to $33.15 per share and $6.43 to $15.56 per share, respectively. The weighted average grant date fair value of options granted during the fiscal years ended September 29, 2018, September 30, 2017 and September 24, 2016 was $9.80, $8.14 and $3.04, respectively. The total intrinsic value of options exercised during the fiscal years ended September 29, 2018, September 30, 2017 and September 24, 2016 was $16.6 million, $44.0 million, and $22.6 million, respectively.
As of September 29, 2018, there was $8.6 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted average vesting period of three years.
Restricted Stock Awards
As of September 29, 2018 and September 30, 2017, there were approximately 0.9 million and 1.1 million, respectively, of restricted stock awards outstanding. Awards granted in fiscal 2018 and 2017 generally vest within four or five years from the date of grant.
Restricted stock award activity during the period ended September 29, 2018 is summarized as follows:

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested at September 30, 2017	1,137	$14.34
Granted	227	$37.78
Vested	(482)	$10.57
Forfeited	(8)	$8.39
Nonvested at September 29, 2018	874	$22.37
As of September 29, 2018, there was $14.0 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of three years.
14. Shareholders’ Equity
At September 29, 2018 and September 30, 2017, there were 80,000,000 shares of common stock ($0.01 par value) authorized, of which 12,145,135 and 12,160,023, respectively, were outstanding, and 100,000,000 shares of non-voting Class A common stock ($0.01 par value) authorized, of which 43,953,265 and 38,019,736, respectively, were outstanding. The preferences and relative rights of the Class A common stock are identical to common stock in all respects, except that the Class A common stock generally has no voting rights unless otherwise required by Delaware law.
There are 3,000,000 shares of Class B stock ($0.01 par value) authorized, of which 1,652,262 were outstanding at September 29, 2018 and September 30, 2017. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and the holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B stock have certain conversion rights and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.
There are 1,000,000 shares of preferred stock ($0.01 par value) authorized, of which none were outstanding at September 29, 2018 and September 30, 2017.
In August 2018, the Company closed an underwritten public offering of its Class A common stock pursuant to a registration statement on Form S-3. The Company issued and sold an aggregate of 5,500,000 shares of common stock under the registration statement at a public offering price of $37.00 per share, including 550,000 shares issued upon exercise by the underwriters of their option to purchase additional shares.  The Company received net proceeds of approximately $195.6 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company.
During fiscal 2011, the Company’s Board of Directors authorized a $100 million share repurchase program, in part, to minimize the dilutive impact of the Company’s stock-based equity compensation programs over time. During the fiscal year ended September 29, 2018, the Company did not repurchase any of its stock. In total, as of September 29, 2018, the Company had repurchased approximately 7.9 million shares for an aggregate price of approximately $65.0 million under the share repurchase program.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share (EPS) computations:

	Fiscal Year Ended September 29, 2018			Fiscal Year Ended September 30, 2017			Fiscal Year Ended September 24, 2016
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income (Loss)	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income (loss) available to common shareholders	$123,594	51,716	$2.39	$78,828	50,230	$1.57	$44,514	48,964	$0.91
Effect of dilutive securities:
Options to purchase common stock		996	(0.05)		992	(0.03)		1,335	(0.02)
Restricted shares		629	(0.02)		598	(0.02)		776	(0.02)
Diluted EPS:
Net income (loss) available to common shareholders	$123,594	53,341	$2.32	$78,828	51,820	$1.52	$44,514	51,075	$0.87
For fiscal 2018, options to purchase two thousand shares were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive.
For fiscal 2017, options to purchase 31 thousand shares were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive.
For fiscal 2016, all options outstanding were included in the computation of diluted earnings per share.
16. Quarterly Financial Data – Unaudited

	Fiscal 2018
	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Net sales	$442,011		$613,094	$657,943	$502,314
Gross profit	131,837		194,457	202,064	147,018
Net income attributable to Central Garden & Pet Company	26,247	(1)	45,234	41,545	10,568	(1)
Net income per share:
Basic	$0.52		$0.89	$0.81	$0.20
Diluted	$0.50	(1)	$0.86	$0.79	$0.19	(1)
Weighted average common shares outstanding:
Basic	50,730		50,871	51,134	54,059
Diluted	52,695		52,658	52,575	55,376
(1) Net income attributable to Central Garden & Pet Company was impacted by a provisional tax benefit of $16.3 million recorded in the first quarter of fiscal 2018 and a tax benefit of $5.2 million recorded in the fourth quarter of fiscal 2018, for a total fiscal 2018 year-to-date tax benefit of $21.5 million.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal 2017
	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Net sales	$419,498		$569,924	$574,592	$490,464
Gross profit	120,678		183,529	183,273	145,328
Net income (loss) attributable to Central Garden & Pet Company	7,637	(1)	34,684	32,248	4,259
Net income (loss) per share:
Basic	$0.15		$0.69	$0.64	$0.08
Diluted	$0.15		$0.67	$0.62	$0.08
Weighted average common shares outstanding:
Basic	49,665		50,079	50,507	50,654
Diluted	51,810		51,983	51,825	51,935
(1) The Company recognized a $2.0 million gain in its Garden segment from the sale of a distribution facility during the first quarter of fiscal 2017.
17. Transactions with Related Parties
During fiscal 2018, 2017 and 2016, Tech Pac, a subsidiary of the Company, made purchases from Contract Packaging, Inc, (“CPI”), Tech Pac’s principal supplier and a minority 20% shareholder in Tech Pac. Tech Pac’s total purchases from CPI were approximately $51.1 million, $37.0 million and $36.5 million for fiscal years 2018, 2017 and 2016, respectively. Amounts due from CPI as of September 29, 2018 were $2.1 million and amounts due to CPI as of September 30, 2017 were $0.6 million.
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
The Pet segment consists of DMC, K&H Manufacturing, Four Paws Products, TFH Publications, Kaytee, Aquatics, Interpet, IMS, Pets International, Breeder’s Choice, Life Sciences, and Segrest. These businesses are engaged in the manufacturing, purchase, sale and delivery of internally and externally produced pet supplies, books, food, live fish and small animals principally to independent pet distributors, national and regional retail chains, grocery stores, mass merchants and bookstores. The Garden segment consists of Pennington Seed, Hydro Organics, AMBRANDS, Lilly Miller, the Pottery Group, Bell Nursery and Gulfstream. Products manufactured, designed and sourced, grown or distributed are products found typically in the lawn and garden sections of mass merchandisers, warehouse-type clubs, home improvement centers and nurseries and include grass seed, bird feed, clay pottery, outdoor wooden planters and trellises, live plants, herbicides and insecticides. These products are sold directly to national and regional retail chains, independent garden distributors, grocery stores, nurseries and garden supply retailers.
The Corporate division includes expenses associated with corporate functions and projects, certain employee benefits, interest income, interest expense and inter-segment eliminations.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table indicates each class of similar products which represented approximately 10% or more of the Company’s consolidated net sales in the fiscal years presented (in millions).

Category	2018		2017		2016
Other pet products	$896.5		$841.4		$689.3
Other garden supplies	528.8		464.9		331.3
Dog and cat products	444.4		405.0		326.0
Garden controls and fertilizer products	345.7		343.2		298.8
Wild bird feed	—	(1)	—	(1)	183.6
Total	$2,215.4		$2,054.5		$1,829.0
See Note 4 - Concentration of Credit Risk and Significant Customers and Suppliers for the Company’s largest customers by segment.
(1) The product category was less than 10% of the Company's consolidated net sales in the period.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial information relating to the Company’s business segments for each of the three most recent fiscal years is presented in the table below (in thousands):

	Fiscal Year Ended
	September 29, 2018	September 30, 2017	September 24, 2016
Net sales:
Pet segment	$1,340,899	$1,246,354	$1,081,853
Garden segment	874,463	808,124	747,164
Total	$2,215,362	$2,054,478	$1,829,017
Operating income (loss):
Pet segment	$140,353	$131,622	$119,930	(1)
Garden segment	95,551	87,298	70,317
Corporate	(68,568)	(62,808)	(60,889)
Total	167,336	156,112	129,358
Interest expense	(39,196)	(28,209)	(42,847)
Interest income	3,145	147	140
Other expense	(3,860)	(1,621)	(17,013)	(2)
Income before income taxes and noncontrolling interest	127,425	126,429	69,638
Income tax expense	3,305	46,699	24,053
Net income including noncontrolling interest	124,120	79,730	45,585
Net income attributable to noncontrolling interest	526	902	1,071
Net income attributable to Central Garden & Pet Company	$123,594	$78,828	$44,514
Assets:
Pet segment	$683,938	$612,337	$508,879
Garden segment	407,483	311,026	304,901
Corporate and eliminations	815,788	383,543	366,903
Total	$1,907,209	$1,306,906	$1,180,683
Depreciation and amortization:
Pet segment	$29,889	$26,044	$22,556
Garden segment	8,744	6,267	6,098
Corporate	8,566	10,408	11,347
Total	$47,199	$42,719	$40,001
Expenditures for long-lived assets:
Pet segment	$26,979	$38,970	$18,939
Garden segment	8,016	4,948	4,750
Corporate	2,850	741	3,933
Total	$37,845	$44,659	$27,622
Noncontrolling interest is associated with the Garden segment.

(1)	Includes a $1.8 million impairment charge in fiscal 2016.

(2)	Includes a $16.6 million impairment charge related to two equity method investments in fiscal 2016.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Consolidating Condensed Financial Information of Guarantor Subsidiaries
Certain 100% wholly-owned subsidiaries of the Company (as listed below, collectively the “Guarantor Subsidiaries”) have guaranteed fully and unconditionally, on a joint and several basis, the obligation to pay principal and interest on the Company’s 2023 and 2028 Notes. Certain subsidiaries and operating divisions are not guarantors of the Notes. Those subsidiaries that are guarantors and co-obligors of the Notes are as follows:
Farnam Companies, Inc.
Four Paws Products Ltd.
Gulfstream Home & Garden, Inc.
Hydro-Organics Wholesale, Inc.
IMS Trading, LLC
IMS Southern, LLC
K&H Manufacturing, LLC
Kaytee Products, Inc.
Matson, LLC
New England Pottery, LLC
Pennington Seed, Inc. (including Gro Tec, Inc., NEXGEN Turf Research, LLC and All-Glass Aquarium Co., Inc.)
Pets International, Ltd.
Segrest, Inc. (including Blue Springs Hatchery, Inc., Segrest Farms, Inc., Florida Tropical Distributors International, Inc., Sun Pet, Ltd, Aquatica Tropicals, Inc., Quality Pets, LLC, Midwest Tropicals, LLC)
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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Fiscal Year Ended September 29, 2018
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$730,439	$167,584	$1,397,688	$(80,349)	$2,215,362
Cost of goods sold and occupancy	568,145	128,944	917,276	(74,379)	1,539,986
Gross profit	162,294	38,640	480,412	(5,970)	675,376
Selling, general and administrative expenses	167,849	33,118	313,043	(5,970)	508,040
Operating income (loss)	(5,555)	5,522	167,369	—	167,336
Interest expense	(38,855)	(547)	206	—	(39,196)
Interest income	3,138	6	1	—	3,145
Other income (expense)	(4,269)	(236)	645	—	(3,860)
Income (loss) before taxes and equity in earnings of affiliates	(45,541)	4,745	168,221	—	127,425
Income tax expense (benefit)	(1,138)	79	4,364	—	3,305
Equity in earnings of affiliates	167,997	—	1,133	(169,130)	—
Net income including noncontrolling interest	123,594	4,666	164,990	(169,130)	124,120
Noncontrolling interest	—	526	—	—	526
Net income attributable to Central Garden & Pet Company	$123,594	$4,140	$164,990	$(169,130)	$123,594

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Fiscal Year Ended September 30, 2017
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$685,998	$79,681	$1,370,335	$(81,536)	$2,054,478
Cost of goods sold and occupancy	534,682	60,788	901,959	(75,759)	1,421,670
Gross profit	151,316	18,893	468,376	(5,777)	632,808
Selling, general and administrative expenses	154,267	18,416	309,790	(5,777)	476,696
Operating income (loss)	(2,951)	477	158,586	—	156,112
Interest expense	(28,051)	(294)	136	—	(28,209)
Interest income	146	1	—	—	147
Other income (expense)	(2,379)	844	(86)	—	(1,621)
Income (loss) before taxes and equity in earnings of affiliates	(33,235)	1,028	158,636	—	126,429
Income tax expense (benefit)	(11,981)	1,466	57,214	—	46,699
Equity in earnings of affiliates	100,082	—	420	(100,502)	—
Net income including noncontrolling interest	78,828	(438)	101,842	(100,502)	79,730
Noncontrolling interest	—	902	—	—	902
Net income (loss) attributable to Central Garden & Pet Company	$78,828	$(1,340)	$101,842	$(100,502)	$78,828

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Fiscal Year Ended September 24, 2016
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$587,579	$82,567	$1,238,339	$(79,468)	$1,829,017
Cost of goods sold and occupancy	466,543	62,727	820,573	(73,876)	1,275,967
Gross profit	121,036	19,840	417,766	(5,592)	553,050
Selling, general and administrative expenses	138,556	18,077	272,651	(5,592)	423,692
Operating income (loss)	(17,520)	1,763	145,115	—	129,358
Interest expense	(42,700)	(266)	119	—	(42,847)
Interest income	136	4	—	—	140
Other income (expense)	(16,925)	(113)	25	—	(17,013)
Income (loss) before taxes and equity in earnings of affiliates	(77,009)	1,388	145,259	—	69,638
Income tax expense (benefit)	(26,422)	923	49,552	—	24,053
Equity in earnings of affiliates	95,101	—	624	(95,725)	—
Net income including noncontrolling interest	44,514	465	96,331	(95,725)	45,585
Noncontrolling interest	—	1,071	—	—	1,071
Net income (loss) attributable to Central Garden & Pet Company	$44,514	$(606)	$96,331	$(95,725)	$44,514

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Fiscal Year Ended September 29, 2018
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$123,594	$4,666	$164,990	$(169,130)	$124,120
Other comprehensive loss:
Foreign currency translation	(267)	(145)	(67)	212	(267)
Total comprehensive income	123,327	4,521	164,923	(168,918)	123,853
Comprehensive income attributable to noncontrolling interests	—	526	—	—	526
Comprehensive income attributable to Central Garden & Pet Company	$123,327	$3,995	$164,923	$(168,918)	$123,327

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Fiscal Year Ended September 30, 2017
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$78,828	$(438)	$101,842	$(100,502)	$79,730
Other comprehensive income:
Foreign currency translation	343	169	108	(277)	343
Total comprehensive income (loss)	79,171	(269)	101,950	(100,779)	80,073
Comprehensive income attributable to noncontrolling interests	—	902	—	—	902
Comprehensive income (loss) attributable to Central Garden & Pet Company	$79,171	$(1,171)	$101,950	$(100,779)	$79,171

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Fiscal Year Ended September 24, 2016
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$44,514	$465	$96,331	$(95,725)	$45,585
Other comprehensive Income (loss):
Foreign currency translation	(1,458)	(1,132)	8	1,124	(1,458)
Total comprehensive income (loss)	43,056	(667)	96,339	(94,601)	44,127
Comprehensive income attributable to noncontrolling interests	—	1,071	—	—	1,071
Comprehensive income (loss) attributable to Central Garden & Pet Company	$43,056	$(1,738)	$96,339	$(94,601)	$43,056

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	CONSOLIDATING CONDENSED BALANCE SHEET
	September 29, 2018
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$474,210	$6,005	$1,891	$—	$482,106
Restricted cash	10,899	—	—	—	10,899
Accounts receivable, net	94,657	9,647	171,604	—	275,908
Inventories	123,178	32,556	272,089	—	427,823
Prepaid expenses and other assets	6,304	1,455	12,803	—	20,562
Total current assets	709,248	49,663	458,387	—	1,217,298
Land, buildings, improvements and equipment, net	33,484	33,840	150,323	—	217,647
Goodwill	20,578	7,414	253,185	—	281,177
Other long term assets	62,199	7,469	133,145	(11,726)	191,087
Intercompany receivable	40,365	—	769,886	(810,251)	—
Investment in subsidiaries	1,618,378	—	—	(1,618,378)	—
Total	$2,484,252	$98,386	$1,764,926	$(2,440,355)	$1,907,209
LIABILITIES AND EQUITY
Accounts payable	$33,122	$4,759	$72,378	$—	$110,259
Accrued expenses and other liabilities	44,142	4,746	53,695	—	102,583
Current portion of long term debt	116	—	6	—	122
Total current liabilities	77,380	9,505	126,079	—	212,964
Long-term debt	691,869	—	162	—	692,031
Intercompany payable	753,933	56,318	—	(810,251)	—
Losses in excess of investment in subsidiaries	—	—	25,036	(25,036)	—
Other long-term obligations	8,621	—	52,485	(11,726)	49,380
Shareholders’ equity attributable to Central Garden & Pet	952,449	32,178	1,561,164	(1,593,342)	952,449
Noncontrolling interest	—	385	—	—	385
Total equity	952,449	32,563	1,561,164	(1,593,342)	952,834
Total	$2,484,252	$98,386	$1,764,926	$(2,440,355)	$1,907,209

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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Fiscal Year Ended September 29, 2018
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(16,676)	$(1,288)	$138,463	$(6,387)	$114,112
Additions to property, plant and equipment	(6,633)	(1,495)	(29,717)	—	(37,845)
Businesses acquired, net of cash acquired, and investments in joint ventures	(91,244)	—	—	—	(91,244)
Change in restricted cash and cash equivalents	1,746	—	—	—	1,746
Investment in equity method investee	(9,048)				(9,048)
Other investing activities	(2,745)	—	—	—	(2,745)
Intercompany investing activities	(3,760)	—	(107,749)	111,509	—
Net cash used by investing activities	(111,684)	(1,495)	(137,466)	111,509	(139,136)
Repayments on revolving line of credit	(23,000)	—	—	—	(23,000)
Borrowings on revolving line of credit	23,000	—	—	—	23,000
Repayments of long-term debt	(56)	—	(375)	—	(431)
Issuance of long-term debt	300,000	—	—	—	300,000
Proceeds from issuance of common stock	195,631	—	—	—	195,631
Repurchase of common stock	(13,797)	—	—	—	(13,797)
Payment of deferred financing costs	(4,770)	—	—	—	(4,770)
Payments of contingent consideration	—	—	(253)	—	(253)
Distribution to parent	—	(6,387)	—	6,387	—
Distribution to noncontrolling interest	—	(1,597)	—	—	(1,597)
Intercompany financing activities	106,525	4,984	—	(111,509)	—
Net cash provided (used) by financing activities	583,533	(3,000)	(628)	(105,122)	474,783
Effect of exchange rates on cash	(201)	95	56	—	(50)
Net increase (decrease) in cash and cash equivalents	454,972	(5,688)	425	—	449,709
Cash and cash equivalents at beginning of year	19,238	11,693	1,466	—	32,397
Cash and cash equivalents at end of year	$474,210	$6,005	$1,891	$—	$482,106

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Fiscal Year Ended September 30, 2017
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(7,418)	$2,846	$122,957	$(4,076)	$114,309
Additions to property, plant and equipment	(9,419)	(805)	(34,435)	—	(44,659)
Businesses acquired, net of cash acquired, and investments in joint ventures	(103,880)	—	—	—	(103,880)
Proceeds from asset sales	229	—	8,318	—	8,547
Escrow deposit for acquisition related-contingent consideration	(6,000)	—	—	—	(6,000)
Change in restricted cash and cash equivalents	(1,735)	—	—	—	(1,735)
Investment in equity method investee	(12,495)	—	—	—	(12,495)
Other investing activities	(4,355)	—	—	—	(4,355)
Intercompany investing activities	(3,828)	—	(94,763)	98,591	—
Net cash used by investing activities	(141,483)	(805)	(120,880)	98,591	(164,577)
Repayments on revolving line of credit	(552,000)	—	—	—	(552,000)
Borrowings on revolving line of credit	552,000	—	—	—	552,000
Repayments of long-term debt	(89)	—	(374)	—	(463)
Excess tax benefits from stock-based awards	19,946	—	—	—	19,946
Repurchase of common stock	(27,556)	—	—	—	(27,556)
Payments of contingent consideration	—		(1,300)		(1,300)
Distribution to parent	—	(4,076)	—	4,076	—
Distribution to noncontrolling interest	—	(1,019)	—	—	(1,019)
Intercompany financing activities	93,445	5,146	—	(98,591)	—
Net cash provided (used) by financing activities	85,746	51	(1,674)	(94,515)	(10,392)
Effect of exchange rates on cash	235	(94)	(66)	—	75
Net increase (decrease) in cash and cash equivalents	(62,920)	1,998	337	—	(60,585)
Cash and cash equivalents at beginning of year	82,158	9,695	1,129	—	92,982
Cash and cash equivalents at end of year	$19,238	$11,693	$1,466	$—	$32,397

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Fiscal Year Ended September 24, 2016
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$3,906	$2,654	$149,749	$(4,883)	$151,426
Additions to property, plant and equipment	(4,513)	(717)	(22,392)	—	(27,622)
Payments to acquire companies, net of expenses	(69,001)	—	—	—	(69,001)
Proceeds from asset sales	—		3,911		3,911
Change in restricted cash and cash equivalents	2,247	—	—	—	2,247
Other investing activities	(730)	—	—	—	(730)
Intercompany investing activities	(83)	—	(129,708)	129,791	—
Net cash used by investing activities	(72,080)	(717)	(148,189)	129,791	(91,195)
Repayments on revolving line of credit	(419,000)	—	—	—	(419,000)
Borrowings on revolving line of credit	419,000	—	—	—	419,000
Repayments of long-term debt	(400,286)	—	(21)	—	(400,307)
Issuance of long-term debt	400,000				400,000
Proceeds from issuance of common stock	324	—	—	—	324
Excess tax benefits from stock-based awards	6,869	—	—	—	6,869
Repurchase of common stock	(10,873)	—	—	—	(10,873)
Payments of contingent consideration	—		(2,026)		(2,026)
Payment of deferred financing costs	(7,560)	—	—	—	(7,560)
Distribution to parent	—	(4,883)	—	4,883	—
Distribution to noncontrolling interest	—	(592)	—	—	(592)
Intercompany financing activities	127,044	2,747	—	(129,791)	—
Net cash provided (used) by financing activities	115,518	(2,728)	(2,047)	(124,908)	(14,165)
Effect of exchange rates on cash	(1,466)	464	334	—	(668)
Net increase (decrease) in cash and cash equivalents	45,878	(327)	(153)	—	45,398
Cash and cash equivalents at beginning of year	36,280	10,022	1,282	—	47,584
Cash and cash equivalents at end of year	$82,158	$9,695	$1,129	$—	$92,982