Form 10-Q
period 2018-12-29
CENTRAL GARDEN & PET CO
filed 2019-02-07
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of January 31, 2019	12,145,135
Class A Common Stock Outstanding as of January 31, 2019	44,114,166
Class B Stock Outstanding as of January 31, 2019	1,652,262

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in the Form 10-K for the fiscal year ended September 29, 2018, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materializes, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in, or imply by, any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances, except as required by law. Presently known risk factors include, but are not limited to, the following factors:

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
•potential impacts of tariffs or trade war;
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

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	December 29, 2018	December 30, 2017	September 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$478,737	$283,466	$482,106
Restricted cash	10,921	12,419	10,899
Accounts receivable (less allowance for doubtful accounts of $18,030, $20,481 and $24,125)	250,223	235,075	275,908
Inventories	493,745	440,421	427,823
Prepaid expenses and other	38,398	22,519	20,562
Total current assets	1,272,024	993,900	1,217,298
Land, buildings, improvements and equipment—net	211,560	179,230	217,647
Goodwill	281,177	256,275	281,177
Other intangible assets—net	148,782	113,726	152,265
Other assets	37,303	74,221	38,822
Total	$1,950,846	$1,617,352	$1,907,209
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$141,186	$124,583	$110,259
Accrued expenses	108,245	100,004	102,583
Current portion of long-term debt	117	372	122
Total current liabilities	249,548	224,959	212,964
Long-term debt	692,332	690,964	692,031
Deferred taxes and other long-term obligations	52,482	39,478	49,380
Equity:
Common stock, $0.01 par value: 12,145,135, 12,160,023 and 12,145,135 shares outstanding at December 29, 2018, December 30, 2017 and September 29, 2018	121	122	121
Class A common stock, $0.01 par value: 44,059,803, 38,029,367 and 43,953,265 shares outstanding at December 29, 2018, December 30, 2017 and September 29, 2018	441	380	439
Class B stock, $0.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	592,451	396,702	590,168
Accumulated earnings	364,726	265,576	362,923
Accumulated other comprehensive loss	(1,492)	(907)	(1,218)
Total Central Garden & Pet Company shareholders’ equity	956,263	661,889	952,449
Noncontrolling interest	221	62	385
Total equity	956,484	661,951	952,834
Total	$1,950,846	$1,617,352	$1,907,209
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 29, 2018	December 30, 2017
Net sales	$461,990	$442,011
Cost of goods sold and occupancy	331,808	310,174
Gross profit	130,182	131,837
Selling, general and administrative expenses	120,001	109,316
Operating income	10,181	22,521
Interest expense	(10,614)	(7,405)
Interest income	2,537	187
Other expense	(192)	(3,089)
Income before income taxes and noncontrolling interest	1,912	12,214
Income tax expense (benefit)	273	(14,236)
Income including noncontrolling interest	1,639	26,450
Net income (loss) attributable to noncontrolling interest	(164)	203
Net income attributable to Central Garden & Pet Company	$1,803	$26,247
Net income per share attributable to Central Garden & Pet Company:
Basic	$0.03	$0.52
Diluted	$0.03	$0.50
Weighted average shares used in the computation of net income per share:
Basic	56,903	50,730
Diluted	58,001	52,695
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	December 29, 2018	December 30, 2017
Income including noncontrolling interest	$1,639	$26,450
Other comprehensive income (loss):
Foreign currency translation	(274)	44
Total comprehensive income	1,365	26,494
Comprehensive income (loss) attributable to noncontrolling interest	(164)	203
Comprehensive income attributable to Central Garden & Pet Company	$1,529	$26,291
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	December 29, 2018	December 30, 2017
Cash flows from operating activities:
Net income	$1,639	$26,450
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	12,352	11,163
Amortization of deferred financing costs	458	377
Stock-based compensation	2,832	2,680
Deferred income taxes	3,330	(15,765)
(Gain) loss on sale of property and equipment	42	(18)
Other	(492)	820
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	25,578	2,822
Inventories	(66,136)	(58,252)
Prepaid expenses and other assets	(11,705)	(2,252)
Accounts payable	32,855	23,059
Accrued expenses	5,667	(16,546)
Other long-term obligations	380	1,249
Net cash provided (used) by operating activities	6,800	(24,213)
Cash flows from investing activities:
Additions to property and equipment	(7,838)	(8,186)
Investments	(1,499)	(6,555)
Other investing activities	(50)	(1,200)
Net cash used in investing activities	(9,387)	(15,941)
Cash flows from financing activities:
Repayments of long-term debt	(34)	(7)
Proceeds from issuance of long-term debt	—	300,000
Borrowings under revolving line of credit	—	23,000
Repayments under revolving line of credit	—	(23,000)
Repurchase of common stock, including shares surrendered for tax withholding	(547)	(2,768)
Payment of contingent consideration liability	(54)	(93)
Distribution to noncontrolling interest	—	(1,597)
Payment of financing costs	—	(4,558)
Net cash (used) provided by financing activities	(635)	290,977
Effect of exchange rate changes on cash and cash equivalents	(125)	20
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,347)	250,843
Cash, cash equivalents and restricted cash at beginning of period	493,005	45,042
Cash, cash equivalents and restricted cash at end of period	$489,658	$295,885
Supplemental information:
Cash paid for interest	$12,917	$12,757

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended December 29, 2018
(Unaudited)

1.	Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of December 29, 2018 and December 30, 2017, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three months ended December 29, 2018 and December 30, 2017 and the condensed consolidated statements of cash flows for the three months ended December 29, 2018 and December 30, 2017 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
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
Due to the seasonal nature of the Company’s garden business, the results of operations for the three months ended December 29, 2018 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2018 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 29, 2018 balance sheet presented herein was derived from the audited financial statements.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers cash and all highly liquid investments with an original maturity of three months or less at date of purchase to be cash and cash equivalents. Restricted cash includes cash and highly liquid instruments that are used as collateral for stand-alone letter of credit agreements related to normal business transactions. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of December 29, 2018, December 30, 2017 and September 29, 2018, respectively (in thousands).

	December 29, 2018	December 30, 2017	September 29, 2018
Cash and cash equivalents	$478,737	$283,466	$482,106
Restricted cash	10,921	12,419	10,899
Total Cash, cash equivalents and restricted cash	$489,658	$295,885	$493,005

Revenue Recognition

Revenue Recognition and Nature of Products and Services

The Company manufactures, markets and distributes a wide variety of branded, private label and third-party pet and garden products to wholesalers, distributors and retailers, primarily in the United States. The majority of the Company’s revenue is generated from the sale of finished pet and garden products. The Company also recognizes a minor amount of non-product revenue (less than one percent of consolidated net sales) comprising third-party logistics services, merchandising services and royalty income from sales-based licensing arrangements. Product and non-product revenue is recognized when performance obligations under the terms of the contracts with customers are satisfied. The Company recognizes product revenue when control over the finished goods transfers to its customers, which generally occurs upon shipment to, or receipt at, customers’ locations, as determined by the specific terms of the contract. These revenue contracts generally have single performance obligations. Non-product revenue is recognized as the services are provided to the customer in the case of third-party logistics services and merchandising services or as third-party licensee sales occur for royalty income. Revenue, which includes shipping and handling charges billed to the customer, is reported net of variable consideration and consideration payable to our customers, including applicable discounts, returns, allowances, trade promotion, unsaleable product, consumer coupon redemption and rebates. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs.
Key sales terms are established on a frequent basis such that most customer arrangements and related incentives have a one year or shorter duration. As such, the Company does not capitalize contract inception costs. Product fulfillment costs are capitalized as a part of inventoriable costs in accordance with US GAAP and our inventory policies. The Company generally does not have unbilled receivables at the end of a period. Deferred revenues are not material and primarily include advance payments for services that have yet to be rendered. The Company does not receive noncash consideration for the sale of goods. Amounts billed and due from our customers are classified as receivables and require payment on a short-term basis; therefore, the Company does not have any significant financing components.

Sales Incentives and Other Promotional Programs

The Company routinely offers sales incentives and discounts through various regional and national programs to our customers and consumers. These programs include product discounts or allowances, product rebates, product returns, one-time or ongoing trade-promotion programs with customers and consumer coupon programs that require the Company to estimate and accrue the expected costs of such programs. The costs associated with these activities are accounted for as reductions to the transaction price of the Company’s products and are, therefore, recorded as reductions to gross sales at the time of sale. The Company bases its estimates of incentive costs on historical trend experience with similar programs, actual incentive terms per customer contractual obligations and expected levels of performance of trade promotions, utilizing customer and sales organization inputs. The Company maintains liabilities at the end of each period for the estimated incentive costs incurred but unpaid for these programs. Differences between estimated and actual incentive costs are generally not material and are recognized in earnings in the period such differences are determined. Reserves for product returns, accrued rebates and promotional accruals are included in the condensed consolidated balance sheets as part of accrued expenses, and the value of inventory associated with reserves for sales returns is included within prepaid and other current assets on the condensed consolidated balance sheets.

Practical Expedients

The Company elected the following practical expedients upon its adoption of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606).

•Significant financing component - The Company elected not to adjust the promised amount of consideration for the effects of a significant financing component as the Company expects, at contract inception, that the period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
•Shipping and handling costs - The company elected to account for shipping and handling activities that occur before the customer has obtained control of a good as fulfillment activities rather than as a promised service.
•Measurement of transaction price - The Company has elected to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on, and concurrent with, a specific revenue-producing transaction and collected by the Company from a customer for sales taxes.
Income Taxes
On December 22, 2017, the U.S. Government enacted the 2017 Tax Act, which was comprehensive new tax legislation. The SEC Staff issued guidance on income tax accounting for the 2017 Tax Act on December 22, 2017, which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. During the first quarter of fiscal 2019, the Company has not made any measurement period adjustments. The Company's accounting for the impact of the 2017 Tax Act has now been completed as of the period ending December 29, 2018.
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") ASC Topic 606, which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. On September 30, 2018, the beginning of the Company’s fiscal year 2019, the Company adopted the requirements of ASC Topic 606 using the modified retrospective method. Upon completing its implementation assessment of Topic ASC 606, the Company concluded that no adjustment was required to the opening balance of retained earnings at the date of initial application. The comparative information has also not been restated and continues to be reported under the accounting standards in effect for those periods. Additional disclosures required by ASC Topic 606 are presented within the Revenue Recognition policy disclosure and in Note 11 Segment Information.
On the Company’s condensed consolidated balance sheets, reserves for customer product returns and return allowances are now included as part of accrued expenses, rather than accounts receivable, net, and the value of inventory associated with reserves for sales returns is included within prepaid and other current assets
Had the Company not adopted the provisions under this ASU, its condensed consolidated balance sheet as of December 29, 2018 would have been presented as follows (in thousands):

	As Presented December 29, 2018	Adjustments	Balances without Adoption of ASC 606 December 29, 2018
Current assets
Receivables, less allowance for doubtful accounts	$250,223	$(5,786)	$244,437
Prepaid expenses and other	$38,398	$(4,096)	$34,302
Total current assets	$1,272,024	$(9,882)	$1,262,142

Current liabilities
Accrued expenses	$108,245	$(9,882)	$98,363
Total current liabilities	$249,548	$(9,882)	$239,666

Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The ASU provides additional clarification guidance on the classification of certain cash receipts and payments in the statement of cash flows. The Company adopted the provisions of this guidance as of September 30, 2018 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-18). This ASU clarifies the presentation of restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending cash balances on the statement of cash flows. The Company adopted the provisions under this ASU on September 30, 2018, on a retrospective basis. This resulted in an increase in beginning of period and end of period cash, cash equivalents and restricted cash of $12.6 million and $12.4 million, respectively, and a decrease of $0.2 million of cash used in investing activities to the condensed consolidated statement of cash flows for the three months ended December 30, 2017.
Business Combinations
In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (ASU 2017-01), which requires an evaluation of whether substantially all of the fair value of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the transaction does not qualify as a business. The guidance also requires an acquired business to include at least one substantive process and narrows the definition of outputs. The Company adopted the provisions of this guidance as of September 30, 2018. The adoption of this ASU had no impact on the Company's condensed consolidated financial statements for the period ended December 29, 2018, but may have an impact on accounting for any future acquisitions the Company may have.

Stock-Based Compensation

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) Scope of Modification Accounting (Topic 718).  This update amends the scope of modification accounting surrounding share-based payment arrangements as issued in ASU

2016-09 by providing guidance on the various types of changes which would trigger modification accounting for share-based payment awards. Adoption of this guidance in the first quarter of fiscal 2019 did not have a material impact on the Company’s condensed consolidated financial statements.

Income Taxes

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other Than Inventory (Topic 740).  ASU 2016-16 amends accounting guidance for intra-entity transfers of assets other than inventory to require the recognition of taxes when the transfer occurs.  The amendment was effective for us September 30, 2018.  A modified retrospective approach is required for transition to the new guidance, with a cumulative-effect adjustment consisting of the net impact from (1) the write-off of any unamortized expense previously deferred and (2) recognition of any previously unrecognized deferred tax assets, net of any valuation allowance.  The new guidance does not include any specific new disclosure requirements.  Adoption of this guidance in the first quarter of fiscal 2019 did not have an impact on the Company’s condensed consolidated financial statements.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The guidance requires equity investments, excluding equity method investments or investees that are consolidated, to be measured at fair value with changes in fair value recognized in net income and enhanced disclosures about those investments. The guidance also simplifies the impairment assessments of equity investments without readily determinable fair value. The Company adopted the ASU in the first quarter of fiscal 2019, and the adoption of the new guidance did not have a material impact on the Company’s condensed consolidated financial statements.
Accounting Standards Not Yet Adopted
Leases
In February 2016, the FASB issued ASU 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The Company will adopt ASU 2016-02 on September 29, 2019 and expects to elect certain practical expedients permitted under the transition guidance. The Company will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. The Company is implementing a new lease system in connection with the adoption of this standard and is currently in the design phase. The Company currently expects that most of its operating lease commitments will be subject to the new standard and the Company will record material long-term operating lease liabilities and long-term right-of-use assets upon the adoption of ASU 2016-02.
Goodwill and Intangible Assets
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance is effective for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, or the Company's first quarter of fiscal 2021. The amendment should be applied on a prospective basis. Based on the Company's most recent annual goodwill impairment test performed as of July 1, 2018, there were no reporting units for which the carrying amount of the reporting unit exceeded its fair value; therefore, this ASU would not currently have an impact on the Company's condensed consolidated financial statements and related disclosures. However, if upon adoption the carrying amount of a reporting unit exceeds its fair value, the Company would be impacted by the amount of impairment recognized.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted, and is effective for the Company in fiscal 2021. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the effect that ASU 2018-15 will have on its condensed consolidated financial statements and related disclosures.

Fair Value Disclosures
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted and is effective for the Company in fiscal 2021. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company is currently evaluating the effect that ASU 2018-13 will have on its condensed consolidated financial statements and related disclosures.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 29, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (a)	$—	$—	$7,616	$7,616
Total liabilities	$—	$—	$7,616	$7,616
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
The following table presents our financial assets and liabilities at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 29, 2018:

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (b)	$—	$—	$8,224	$8,224
Total liabilities	$—	$—	$8,224	$8,224

(a)
The liability for contingent consideration relates to an earn-out for B2E, acquired in December 2012, future performance-based contingent payments for Hydro-Organics Wholesale, Inc., acquired in October 2015 and future performance-based contingent payment for Segrest, Inc., acquired in October 2016. The fair value of the estimated contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity. This is presented as part of long-term liabilities in the Company's consolidated balance sheets.

(b)
The liability for contingent consideration relates to an earn-out for B2E, acquired in December 2012, future performance-based contingent payments for Hydro-Organics Wholesale, Inc., acquired in October 2015, future performance-based contingent payment for Segrest, Inc., acquired in October 2016, and future performance-based contingent payments for Bell Nursery, acquired in March 2018. The fair value of the estimated contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity. This is presented as part of long-term liabilities in the Company's consolidated balance sheets.

The following table provides a summary of the changes in fair value of the Company's Level 3 financial instruments for the periods ended December 29, 2018 and December 30, 2017 (in thousands):

Amount
Balance September 29, 2018	$8,224
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	(554)
Performance-based payments	(54)
Balance December 29, 2018	$7,616

Amount
Balance September 30, 2017	$9,343
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	(192)
Performance-based payments	(93)
Balance December 30, 2017	$9,058
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended December 29, 2018 and December 30, 2017, the Company was not required to measure any significant non-financial assets and liabilities at fair value.
Fair Value of Other Financial Instruments
In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of December 29, 2018, December 30, 2017 and September 29, 2018 was $273.6 million, $300.8 million and $285.5 million, respectively, compared to a carrying value of $295.7 million, $295.5 million and $295.6 million, respectively.
In November 2015, the Company issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”). The estimated fair value of the Company’s 2023 Notes as of December 29, 2018, December 30, 2017 and September 29, 2018 was $402.0 million, $424.2 million and $414.4 million, respectively, compared to a carrying value of $396.2 million, $395.4 million and $396 million, respectively.

3.	Inventories, net
Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	December 29, 2018	December 30, 2017	September 29, 2018
Raw materials	$134,955	$120,710	$117,539
Work in progress	34,553	13,778	35,691
Finished goods	306,181	291,812	263,845
Supplies	18,056	14,121	10,748
Total inventories, net	$493,745	$440,421	$427,823

4.	Goodwill
The Company tests goodwill for impairment annually (as of the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. If it is determined that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the two-step test is performed to identify potential goodwill impairment. Based on certain circumstances, the Company may elect to bypass the qualitative assessment and proceed directly to performing the first step of the two-step goodwill impairment test, which compares the fair value of the Company’s reporting units to their related carrying values, including goodwill. If the fair value of the reporting unit is less than its carrying value, the Company performs an additional step to determine the implied fair value of goodwill associated with that reporting unit. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and, accordingly, the Company recognizes such impairment. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its two reporting units to the Company’s total market capitalization. No impairment of goodwill was recorded for the three months ended December 29, 2018 and December 30, 2017.

5.	Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
			(in millions)
December 29, 2018
Marketing-related intangible assets – amortizable	$18.6	$(14.6)	$—	$4.0
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	89.2	(14.6)	(26.0)	48.6
Customer-related intangible assets – amortizable	128.3	(45.1)	—	83.2
Other acquired intangible assets – amortizable	25.4	(15.0)	—	10.4
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	33.2	(15.0)	(1.2)	17.0
Total other intangible assets	$250.7	$(74.7)	$(27.2)	$148.8
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
			(in millions)
December 30, 2017
Marketing-related intangible assets – amortizable	$16.9	$(13.1)	$—	$3.8
Marketing-related intangible assets – nonamortizable	62.7	—	(26.0)	36.7
Total	79.6	(13.1)	(26.0)	40.5
Customer-related intangible assets – amortizable	91.6	(33.9)	—	57.7
Other acquired intangible assets – amortizable	22.1	(13.2)	—	8.9
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	29.9	(13.2)	(1.2)	15.5
Total other intangible assets	$201.1	$(60.2)	$(27.2)	$113.7
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
			(in millions)
September 29, 2018
Marketing-related intangible assets – amortizable	$18.6	$(14.2)	$—	$4.4
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	89.2	(14.2)	(26.0)	49.0
Customer-related intangible assets – amortizable	128.3	(42.5)	—	85.8
Other acquired intangible assets – amortizable	25.4	(14.5)	—	10.9
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	33.2	(14.5)	(1.2)	17.5
Total other intangible assets	$250.7	$(71.2)	$(27.2)	$152.3
Other acquired intangible assets include contract-based and technology-based intangible assets.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. Factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in fiscal 2018 or during the three months ended December 29, 2018, and accordingly, no impairment testing was performed on these assets.

The Company amortizes its acquired intangible assets with definite lives over periods ranging from 3 to 25 years; over weighted average remaining lives of 4 years for marketing-related intangibles, 10 years for customer-related intangibles and 11 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $3.5 million and $2.3 million for the three months ended December 29, 2018 and December 30, 2017 and is classified within selling, general and administrative expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $10 million per year from fiscal 2019 through fiscal 2023.
.

6.	Long-Term Debt
Long-term debt consists of the following:

	December 29, 2018	December 30, 2017	September 29, 2018
	(in thousands)
Senior notes, interest at 6.125%, payable semi-annually, principal due November 2023	$400,000	$400,000	$400,000
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	300,000	300,000	300,000
Unamortized debt issuance costs	(8,108)	(9,161)	(8,425)
Net carrying value	691,892	690,839	691,575
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.25% to 1.50% or Base Rate plus a margin of 0.25% to 0.50%, final maturity April 2021	—	—	—
Other notes payable	557	497	578
Total	692,449	691,336	692,153
Less current portion	(117)	(372)	(122)
Long-term portion	$692,332	$690,964	$692,031
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of December 29, 2018.

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
The Company may redeem some or all of the 2023 Notes at any time, at its option, at any time on or after November 15, 2018 for 104.594%, at any time on or after November 15, 2019 for 103.063%, on or after November 15, 2020 for 101.531% and on or after November 15, 2021 for 100%, plus accrued and unpaid interest.
The holders of the 2023 Notes have the right to require the Company to repurchase all or a portion of the 2023 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of December 29, 2018.
Asset-Based Loan Facility Amendment
On April 22, 2016, the Company entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on April 22, 2021. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of December 29, 2018, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $3.2 million outstanding as of December 29, 2018.
The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of December 29, 2018, the borrowing base and remaining borrowing availability was $356.6 million. Borrowings under the Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25% - 1.50%, and was 1.25% as of December 29, 2018, and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.5%, and was 0.25% as of December 29, 2018. As of December 29, 2018, the applicable interest rate related to Base Rate borrowings was 5.8%, and the applicable interest rate related to LIBOR-based borrowings was 3.8%.
The Company incurred approximately $1.2 million of debt issuance costs in conjunction with this transaction, which included underwriter fees, legal and accounting expenses. The unamortized debt issuance costs are included in other assets in the condensed consolidated balance sheets and are being amortized over the term of the Credit Facility.
The Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all assets of the Company. The Company was in compliance with all financial covenants under the Credit Facility during the quarter ended December 29, 2018.

7.	Supplemental Equity Information
The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest for the three months ended December 29, 2018 and December 30, 2017.

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
Balance September 29, 2018	$121	$439	$16	$590,168	$362,923	$(1,218)	$952,449	$385	$952,834
Comprehensive income					1,803	(274)	1,529	(164)	1,365
Amortization of share-based awards				2,261			2,261		2,261
Restricted share activity, including net share settlement	—	1		(386)			(385)		(385)
Issuance of common stock, including net share settlement of stock options		1		408			409		409
Balance December 29, 2018	$121	$441	$16	$592,451	$364,726	$(1,492)	$956,263	$221	$956,484

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
Balance September 30, 2017	$122	$380	$16	$396,790	$239,329	$(951)	$635,686	$1,456	$637,142
Comprehensive income					26,247	44	26,291	203	26,494
Amortization of share-based awards				2,143			2,143		2,143
Restricted share activity, including net share settlement		—		(2,397)			(2,397)		(2,397)
Issuance of common stock, including net share settlement of stock options	—	—		166			166		166
Distribution to Noncontrolling interest								(1,597)	(1,597)
Balance December 30, 2017	$122	$380	$16	$396,702	$265,576	$(907)	$661,889	$62	$661,951

8.	Stock-Based Compensation
The Company recognized share-based compensation expense of $2.8 million and $2.7 million for the three months ended December 29, 2018 and December 30, 2017, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the three months ended December 29, 2018 and December 30, 2017 was $0.7 million and $0.7 million, respectively.

9.	Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations (in thousands except share and per share amounts).

	Three Months Ended
	December 29, 2018
	Income	Shares	Per Share
Basic EPS:
Net income available to common shareholders	$1,803	56,903	$0.03
Effect of dilutive securities:
Options to purchase common stock		667	—
Restricted shares		431	—
Diluted EPS:
Net income available to common shareholders	$1,803	58,001	$0.03

	Three Months Ended
	December 30, 2017
	Income	Shares	Per Share
Basic EPS:
Net income available to common shareholders	$26,247	50,730	$0.52
Effect of dilutive securities:
Options to purchase common stock		1,147	(0.01)
Restricted shares		818	(0.01)
Diluted EPS:
Net income available to common shareholders	$26,247	52,695	$0.50

Options to purchase 2.3 million shares of common stock at prices ranging from $6.43 to $38.10 per share were outstanding at December 29, 2018, and options to purchase 2.4 million shares of common stock at prices ranging from $6.43 to $33.15 per share were outstanding at December 30, 2017.

For the three months ended December 29, 2018, 1.1 million options were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be antidilutive. For the three months ended December 30, 2017, all options outstanding were included in the computation of diluted earnings per share.

10.	Segment Information

Management has determined that the Company has two operating segments, which are also reportable segments based on the level at which the Chief Operating Decision Maker reviews the results of operations to make decisions regarding performance assessment and resource allocation. These operating segments are Pet segment and Garden segment and are presented in the table below (in thousands).

	Three Months Ended
	December 29, 2018	December 30, 2017
Net sales:
Pet segment	$340,416	$325,084
Garden segment	121,574	116,927
Total net sales	$461,990	$442,011
Operating Income
Pet segment	29,755	36,176
Garden segment	(4,637)	2,300
Corporate	(14,937)	(15,955)
Total operating income	10,181	22,521
Interest expense - net	(8,077)	(7,218)
Other expense	(192)	(3,089)
Income tax expense (benefit)	273	(14,236)
Income including noncontrolling interest	1,639	26,450
Net income (loss) attributable to noncontrolling interest	(164)	203
Net income attributable to Central Garden & Pet Company	$1,803	$26,247
Depreciation and amortization:
Pet segment	$8,056	$7,145
Garden segment	2,826	1,569
Corporate	1,470	2,449
Total depreciation and amortization	$12,352	$11,163

	December 29, 2018	December 30, 2017	September 29, 2018
Assets:
Pet segment	$677,647	$620,681	$683,938
Garden segment	453,331	356,821	407,483
Corporate	819,868	639,850	815,788
Total assets	$1,950,846	$1,617,352	$1,907,209
Goodwill (included in corporate assets above):
Pet segment	$268,289	$250,802	$268,289
Garden segment	12,888	5,473	12,888
Total goodwill	$281,177	$256,275	$281,177

The tables below present the Company's disaggregated revenues by segment:

	Three Months Ended December 29, 2018
	Pet Segment	Garden Segment	Total

Other pet products	$209.3	$—	$209.3
Dog and cat products	131.1	—	131.1
Garden controls and fertilizer products	—	24.3	24.3
Other garden supplies	—	97.3	97.3
Total	$340.4	$121.6	$462.0

	Three Months Ended December 30, 2017
	Pet Segment	Garden Segment	Total

Other pet products	$195.1	$—	$195.1
Dog and cat products	130.0	—	130.0
Garden controls and fertilizer products	—	29.6	29.6
Other garden supplies	—	87.3	87.3
Total	$325.1	$116.9	$442.0

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Three Months Ended December 29, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$173,406	$23,629	$279,834	$(14,879)	$461,990
Cost of goods sold and occupancy	136,013	22,003	187,683	(13,891)	331,808
Gross profit	37,393	1,626	92,151	(988)	130,182
Selling, general and administrative expenses	43,665	7,351	69,973	(988)	120,001
Operating income (loss)	(6,272)	(5,725)	22,178	—	10,181
Interest expense	(10,497)	(114)	(3)		(10,614)
Interest income	2,533	4	—		2,537
Other (expense) income	37	(216)	(13)		(192)
Income (loss) before taxes and equity in earnings (losses) of affiliates	(14,199)	(6,051)	22,162	—	1,912
Income tax expense (benefit)	(2,088)	(256)	2,617		273
Equity in earnings (losses) of affiliates	13,914	—	(1,112)	(12,802)	—
Net income (loss) including noncontrolling interest	1,803	(5,795)	18,433	(12,802)	1,639
Net loss attributable to noncontrolling interest	—	(164)	—	—	(164)
Net income (loss) attributable to Central Garden & Pet Company	$1,803	$(5,631)	$18,433	$(12,802)	$1,803

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Three Months Ended December 30, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$159,061	$13,743	$286,424	$(17,217)	$442,011
Cost of goods sold and occupancy	125,479	11,816	189,051	(16,172)	310,174
Gross profit	33,582	1,927	97,373	(1,045)	131,837
Selling, general and administrative expenses	36,639	3,905	69,817	(1,045)	109,316
Operating income (loss)	(3,057)	(1,978)	27,556	—	22,521
Interest expense	(7,385)	(16)	(4)	—	(7,405)
Interest income	186	1	—	—	187
Other (expense) income	(2,918)	54	(225)	—	(3,089)
Income (loss) before taxes and equity in earnings (losses) of affiliates	(13,174)	(1,939)	27,327	—	12,214
Income tax expense (benefit)	14,425	1,282	(29,943)	—	(14,236)
Equity in earnings (losses) of affiliates	53,846	—	(2,900)	(50,946)	—
Net income (loss) including noncontrolling interest	26,247	(3,221)	54,370	(50,946)	26,450
Net income attributable to noncontrolling interest	—	203	—	—	203
Net income (loss) attributable to Central Garden & Pet Company	$26,247	$(3,424)	$54,370	$(50,946)	$26,247

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended December 29, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$1,803	$(5,795)	$18,433	$(12,802)	$1,639
Other comprehensive loss:
Foreign currency translation	(274)	(129)	(95)	224	(274)
Total comprehensive income (loss)	1,529	(5,924)	18,338	(12,578)	1,365
Comprehensive loss attributable to noncontrolling interests	—	(164)	—	—	(164)
Comprehensive income (loss) attributable to Central Garden & Pet Company	$1,529	$(5,760)	$18,338	$(12,578)	$1,529

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended December 30, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$26,247	$(3,221)	$54,370	$(50,946)	$26,450
Other comprehensive income (loss):
Foreign currency translation	44	43	(16)	(27)	44
Total comprehensive income (loss)	26,291	(3,178)	54,354	(50,973)	26,494
Comprehensive income attributable to noncontrolling interests	—	203	—	—	203
Comprehensive income (loss) attributable to Central Garden & Pet Company	$26,291	$(3,381)	$54,354	$(50,973)	$26,291

	CONSOLIDATING CONDENSED BALANCE SHEET
	December 29, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$470,049	$6,500	$2,188	$—	$478,737
Restricted cash	10,921	—	—	—	10,921
Accounts receivable, net	95,399	9,736	145,088	—	250,223
Inventories	137,158	36,698	319,889	—	493,745
Prepaid expenses and other	16,268	1,635	20,495	—	38,398
Total current assets	729,795	54,569	487,660	—	1,272,024
Land, buildings, improvements and equipment, net	31,311	33,483	146,766	—	211,560
Goodwill	20,578	7,414	253,185	—	281,177
Other long-term assets	54,972	6,663	132,846	(8,396)	186,085
Intercompany receivable	100,968	—	775,169	(876,137)	—
Investment in subsidiaries	1,632,068	—	—	(1,632,068)	—
Total	$2,569,692	$102,129	$1,795,626	$(2,516,601)	$1,950,846
LIABILITIES AND EQUITY
Accounts payable	$47,350	$12,359	$81,477	$—	$141,186
Accrued expenses	48,038	4,159	56,048	—	108,245
Current portion of long-term debt	117	—	—	—	117
Total current liabilities	95,505	16,518	137,525	—	249,548
Long-term debt	692,157	—	175	—	692,332
Intercompany payable	817,165	58,972	—	(876,137)	—
Losses in excess of investment in subsidiaries		—	26,148	(26,148)	—
Other long-term obligations	8,602	—	52,276	(8,396)	52,482
Total Central Garden & Pet shareholders’ equity	956,263	26,418	1,579,502	(1,605,920)	956,263
Noncontrolling interest		221	—		221
Total equity	956,263	26,639	1,579,502	(1,605,920)	956,484
Total	$2,569,692	$102,129	$1,795,626	$(2,516,601)	$1,950,846

	CONSOLIDATING CONDENSED BALANCE SHEET
	December 30, 2017
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$277,608	$5,858	$—	$—	$283,466
Restricted cash	12,419	—	—	—	12,419
Accounts receivable, net	89,039	5,617	140,419	—	235,075
Inventories	141,788	12,723	285,910	—	440,421
Prepaid expenses and other	6,645	1,059	14,815	—	22,519
Total current assets	527,499	25,257	441,144	—	993,900
Land, buildings, improvements and equipment, net	35,972	4,180	139,078	—	179,230
Goodwill	15,058	—	241,217	—	256,275
Other long-term assets	55,752	2,032	143,741	(13,578)	187,947
Intercompany receivable	38,956	—	677,979	(716,935)	—
Investment in subsidiaries	1,437,506	—	—	(1,437,506)	—
Total	$2,110,743	$31,469	$1,643,159	$(2,168,019)	$1,617,352
LIABILITIES AND EQUITY
Accounts payable	$40,775	$9,241	$74,567	$—	$124,583
Accrued expenses	45,973	2,313	51,718	—	100,004
Current portion of long-term debt	—	—	372	—	372
Total current liabilities	86,748	11,554	126,657	—	224,959
Long-term debt	690,839	—	125	—	690,964
Intercompany payable	663,241	53,694	—	(716,935)	—
Losses in excess of investment in subsidiaries	—	—	29,069	(29,069)	—
Other long-term obligations	8,026	—	45,030	(13,578)	39,478
Total Central Garden & Pet shareholders’ equity (deficit)	661,889	(33,841)	1,442,278	(1,408,437)	661,889
Noncontrolling interest	—	62	—	—	62
Total equity (deficit)	661,889	(33,779)	1,442,278	(1,408,437)	661,951
Total	$2,110,743	$31,469	$1,643,159	$(2,168,019)	$1,617,352

	CONSOLIDATING CONDENSED BALANCE SHEET
	September 29, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$474,210	$6,005	$1,891	$—	$482,106
Restricted cash	10,899	—	—	—	10,899
Accounts receivable, net	94,657	9,647	171,604	—	275,908
Inventories	123,178	32,556	272,089	—	427,823
Prepaid expenses and other assets	6,304	1,455	12,803	—	20,562
Total current assets	709,248	49,663	458,387	—	1,217,298
Land, buildings, improvements and equipment, net	33,484	33,840	150,323	—	217,647
Goodwill	20,578	7,414	253,185	—	281,177
Other long-term assets	62,199	7,469	133,145	(11,726)	191,087
Intercompany receivable	40,365	—	769,886	(810,251)	—
Investment in subsidiaries	1,618,378	—	—	(1,618,378)	—
Total	$2,484,252	$98,386	$1,764,926	$(2,440,355)	$1,907,209
LIABILITIES AND EQUITY
Accounts payable	$33,122	$4,759	$72,378	$—	$110,259
Accrued expenses and other liabilities	44,142	4,746	53,695	—	102,583
Current portion of long term debt	116	—	6	—	122
Total current liabilities	77,380	9,505	126,079	—	212,964
Long-term debt	691,869	—	162	—	692,031
Intercompany payable	753,933	56,318	—	(810,251)	—
Losses in excess of investment in subsidiaries	—	—	25,036	(25,036)	—
Other long-term obligations	8,621	—	52,485	(11,726)	49,380
Total Central Garden & Pet shareholders’ equity (deficit)	952,449	32,178	1,561,164	(1,593,342)	952,449
Noncontrolling interest	—	385	—	—	385
Total equity (deficit)	952,449	32,563	1,561,164	(1,593,342)	952,834
Total	$2,484,252	$98,386	$1,764,926	$(2,440,355)	$1,907,209

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Three Months Ended December 29, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(3,592)	$(1,459)	$11,851	$—	$6,800
Additions to property and equipment	(873)	(704)	(6,261)	—	(7,838)
Investments	(1,499)	—	—	—	(1,499)
Other investing activities	(50)	—	—	—	(50)
Intercompany investing activities	(60,604)	—	(5,283)	65,887	—
Net cash used by investing activities	(63,026)	(704)	(11,544)	65,887	(9,387)
Repayments under long-term debt	(28)		(6)		(34)
Repurchase of common stock	(547)				(547)
Payment of contingent consideration liability		—	(54)	—	(54)
Intercompany financing activities	63,233	2,654		(65,887)	—
Net cash provided (used) by financing activities	62,658	2,654	(60)	(65,887)	(635)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(179)	4	50	—	(125)
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,139)	495	297	—	(3,347)
Cash, cash equivalents and restricted cash at beginning of period	485,109	6,005	1,891	—	493,005
Cash, cash equivalents and restricted cash at end of period	$480,970	$6,500	$2,188	$—	$489,658

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Three Months Ended December 30, 2017
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(38,709)	$(105)	$20,988	$(6,387)	$(24,213)
Additions to property, plant and equipment	(1,608)	(83)	(6,495)	—	(8,186)
Change in restricted cash and cash equivalents		—	—	—	—
Investments	(6,555)	—			(6,555)
Other investing activities	(1,200)	—			(1,200)
Intercompany investing activities	(2,351)	—	(15,842)	18,193	—
Net cash used by investing activities	(11,714)	(83)	(22,337)	18,193	(15,941)
Repayments under revolving line of credit	(23,000)	—		—	(23,000)
Borrowings under revolving line of credit	23,000	—	—	—	23,000
Repayments under long-term debt	—	—	(7)	—	(7)
Issuance of long-term debt	300,000	—	—	—	300,000
Payment of financing costs	(4,558)	—	—	—	(4,558)
Repurchase of common stock	(2,768)		—		(2,768)
Distribution to parent	—	(6,387)	—	6,387	—
Distribution to noncontrolling interest	—	(1,597)	—	—	(1,597)
Payment of contingent consideration	—	—	(93)	—	(93)
Intercompany financing activities	15,833	2,360		(18,193)	—
Net cash provided (used) by financing activities	308,507	(5,624)	(100)	(11,806)	290,977
Effect of exchange rates on cash, cash equivalents and restricted cash	60	(23)	(17)	—	20
Net decrease in cash, cash equivalents and restricted cash	258,144	(5,835)	(1,466)	—	250,843
Cash, cash equivalents and restricted cash at beginning of period	31,883	11,693	1,466	—	45,042
Cash, cash equivalents and restricted cash at end of period	$290,027	$5,858	$—	$—	$295,885

12.	Contingencies

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

13.	Subsequent Events

Arden Companies
In February 2019, the Company purchased the remaining 55% interest in Arden Companies, a manufacturer of outdoor cushions and pillows, for approximately $13.4 million. Subsequent to the acquisition, approximately $40 million was used to eliminate most of the acquired debt. The business has similarities to the Company's dog bed business and the Company believes there are synergies it can leverage between the businesses.

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
Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, natural dog and cat food and treats, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; live fish and products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under the brands Adams™, Aqueon®, Avoderm®, Cadet®, Farnam®, Four Paws®, Kaytee®, K&H Pet Products®, Nylabone®, Pinnacle®, TFH™, Zilla® as well as a number of other brands including Altosid®, Comfort Zone®, Coralife®, Interpet®, Kent Marine®, Pet Select® and Zodiac®.
Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, and other herbicides, insecticide and pesticide products; fertilizers; and decorative outdoor lifestyle products including pottery and wood products as well as live plants. These products are sold under the brands AMDRO®, Ironite®, Pennington®, and Sevin®, as well as a number of other brand names including Lilly Miller®, Over-N-Out®, Smart Seed® and The Rebels®.
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

Recent Developments
Fiscal 2019 First Quarter Financial Performance:

•	Net sales increased $20.0 million, or 4.5%, from the prior year quarter to $462.0 million. Pet segment sales increased $15.3 million, and Garden segment sales increased $4.7 million.

•	Organic net sales decreased 1.7%. Organic net sales declined 0.6% in our Pet segment and 4.6% in our Garden segment.

•	Gross profit decreased $1.6 million, and gross margin declined 160 basis points to 28.2%.

•	Selling, general & administrative expense increased $10.7 million to $120.0 million.

•	Operating income declined $12.3 million, from the prior year quarter, to $10.2 million in the first quarter of fiscal 2019.

•
Our net income in the first quarter of fiscal 2019 was $1.8 million, or $0.03 per diluted share, compared to $26.2 million, or $0.50 per diluted share, in the first quarter of fiscal 2018. On a non-GAAP basis, adjusted net income per diluted share in the first quarter of fiscal 2019 was $0.03 compared to $0.19 per diluted share in the first quarter of fiscal 2018.

Subsequent Event
Arden Companies
In February 2019, the Company purchased the remaining 55% interest in Arden Companies, a manufacturer of outdoor cushions and pillows, for approximately $13.4 million. Subsequent to the acquisition, approximately $40 million was used to eliminate most of the acquired debt. The business has similarities to the Company's dog bed business and we believe there are synergies we can leverage between the businesses.

Results of Operations
Three Months Ended December 29, 2018
Compared with Three Months Ended December 30, 2017

Net sales increased $20.0 million, or 4.5%, due to two acquisitions made in fiscal 2018. The sales increase from the acquisitions was partially offset by an organic sales decrease of 1.7%. Reductions in both gross margin and operating margin were due primarily to the negative impact of the acquisitions, an unfavorable sales mix, and increased costs for raw materials, labor and transportation. We have implemented price increases, which generally take effect in January 2019, to offset the increased costs but we do not expect our gross margin and operating margin to exhibit year-over-year improvement until the third quarter of this fiscal year.
Net Sales
Net sales for the three months ended December 29, 2018 increased $20.0 million, or 4.5%, to $462.0 million from $442.0 million for the three months ended December 30, 2017. Organic net sales, which excludes the impact of acquisitions and divestitures in the last 12 months, declined $7.3 million, or 1.7%, as compared to the fiscal 2018 quarter. Our branded product sales increased $4.6 million, and sales of other manufacturers’ products increased $15.4 million.
Pet net sales increased $15.3 million, or 4.7%, to $340.4 million for the three months ended December 29, 2018 from $325.1 million for the three months ended December 30, 2017. The increase in net sales was due to sales of $17.2 million from our third quarter fiscal 2018 acquisition of General Pet Supply. Organic net sales declined $1.9 million, or 0.6%, due primarily to lower sales in our animal health business due to lower sales of pet behavior modification products, impacted by a new market entrant and product performance issues, and a soft flea and tick season. The decrease in animal health was partially offset by volume-based increased sales of wild bird feed due to favorable early season weather. We were recently informed that one of our retail customers plans to exit the live fish category, and we expect our Segrest live fish business which we acquired in 2016 to have lower sales for the remainder of fiscal 2019. Pet branded product sales declined $0.9 million, and sales of other manufacturers' products increased $16.2 million.
Garden net sales increased $4.7 million, or 4.0%, to $121.6 million for the three months ended December 29, 2018 from $116.9 million for the three months ended December 30, 2017. The increase in net sales was due to sales of $10.1 million from our fiscal 2018 acquisition of Bell Nursery, a grower and distributor of live flowers and plants. Organic net sales declined $5.4 million, or 4.6%, due primarily to lower sales in our controls and fertilizer products business. We believe this decrease is primarily related to the timing of orders from a large customer, shifting sales to our second quarter of fiscal 2019. Garden branded sales increased $5.5 million, due to our fiscal 2018 acquisition, and sales of other manufacturers' products decreased $0.8 million.
Gross Profit
Gross profit for the three months ended December 29, 2018 decreased $1.6 million, or 1.3%, to $130.2 million from $131.8 million for the three months ended December 30, 2017. Gross margin declined 160 basis points to 28.2% for the three months ended December 29, 2018 from 29.8% for the three months ended December 30, 2017. The decrease in gross profit was due to the lower gross margin in both our Pet and Garden segments.
Both the Pet and Garden segments had lower gross margins and were impacted by similar factors. Both segments were negatively impacted in the quarter by acquisitions made in fiscal 2018. The Pet segment was impacted by the acquisition of a distribution business with lower margins than our manufacturing businesses. The Garden segment was impacted by the acquisition of a live plant business which had a loss in the quarter as most or all of its earnings are generated in the third fiscal quarter. Both segments were impacted by an unfavorable organic sales mix, and higher raw material, labor and transportation costs. Pricing actions to offset the increased costs are being taken during our second fiscal quarter.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $10.7 million, or 9.8%, to $120.0 million for the three months ended December 29, 2018 from $109.3 million for the three months ended December 30, 2017. Selling, general and administrative expenses increased in both operating segments, due primarily to businesses acquired in the last 12 months. As a percentage of net sales, selling, general and administrative expenses increased to 26.0% for the three months ended December 29, 2018, compared to 24.7% in the comparable prior year quarter.
Selling and delivery expense increased $6.8 million, or 12.6%, to $60.7 million for the three months ended December 29, 2018 from $53.9 million for the three months ended December 30, 2017. Selling and delivery expense increased in both operating segments due primarily to our two fiscal 2018 acquisitions. Additionally, delivery expense increased due to higher transportation costs.
Warehouse and administrative expense increased $3.9 million, or 7.0%, to $59.3 million for the three months ended December 29, 2018 from $55.4 million for the three months ended December 30, 2017. The increase resulted from the two businesses acquired in fiscal 2018. Corporate expenses decreased due primarily to lower variable performance-based compensation expense. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income decreased $12.3 million to $10.2 million for the three months ended December 29, 2018 from $22.5 million for the three months ended December 30, 2017. A $1.6 million decrease in gross profit and a $10.7 million increase in selling, general and administrative expenses both contributed to lower operating income. Operating margin decreased to 2.2% for the three months ended December 29, 2018 from 5.1% for the three months ended December 30, 2017 due to a 160 basis point decline in gross margin and a 130 basis point increase in selling, general and administrative expense as a percentage of net sales in the current year quarter.
Pet operating income decreased $6.4 million, or 17.7%, to $29.8 million for the three months ended December 29, 2018 from $36.2 million for the three months ended December 30, 2017. Increased sales of $15.3 million were more than offset by a lower gross margin and increased selling, general and administrative expense. Pet operating margin decreased to 8.7% for the three months ended December 29, 2018 from 11.1% for the three months ended December 30, 2017 due to the impact of our acquisition of General Pet Supply, a distribution business with lower operating margins than our manufacturing businesses, a less favorable mix of organic sales, and higher raw material, labor and transportation costs.
Garden operating income decreased $6.9 million to a loss of $4.6 million for the three months ended December 29, 2018 from income of $2.3 million for the three months ended December 30, 2017 as increased sales were offset by a lower gross margin and increased selling, general and administrative expenses. The decrease in Garden operating income primarily resulted from our fiscal 2018 acquisition of Bell Nursery, which was acquired in March 2018. Bell Nursery is in the live garden goods business and is subject to extreme seasonality. It generally only generates income in the third quarter while it typically incurs losses in its other three quarters.
Corporate operating expense decreased $1.0 million to $14.9 million in the current year quarter from $15.9 million in the fiscal 2018 quarter due primarily to lower performance-based compensation expense.
Net Interest Expense
Net interest expense for the three months ended December 29, 2018 increased $0.9 million, or 11.9%, to $8.1 million from $7.2 million for the three months ended December 30, 2017. The increase in interest expense was due to higher average debt outstanding during the current year quarter partially offset by increased interest income from earnings on excess cash due to our higher cash balance during the quarter. The increase in average debt outstanding during the current year quarter was due to our issuance in December 2017 of $300 million aggregate principal amount 5.125% senior notes due February 2028.
Debt outstanding on December 29, 2018 was $692.4 million compared to $691.3 million at December 30, 2017.

Other Expense
Other expense is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other expense decreased $2.9 million to $0.2 million for the quarter ended December 29, 2018, from $3.1 million for the quarter ended December 30, 2017. The improvement was due primarily to lower losses from one of our start-up business investments.
Income Taxes
Our effective income tax rate was 14.3% for the quarter ended December 29, 2018 compared to an income tax benefit in the quarter ended December 30, 2017. The prior year quarter included a provisional tax benefit of $16.3 million, due to the remeasurement of our deferred tax accounts upon the enactment of the Tax Reform Act.
In the prior year quarter, after adjusting for the provisional tax benefit of $16.3 million, our effective income tax rate was 17.3% compared to our effective income tax rate of 14.3% in the current year quarter. The effective tax rate for the prior year quarter reflects a higher rate as the 21% federal tax rate provided in the Tax Reform Act passed in December 2017 impacted only three quarters of our fiscal 2018. In fiscal 2019, our full year will benefit from the reduction of the federal tax rate. We expect our effective income tax rate for the full fiscal year 2019 to be closer to our statutory rate of 24.5%.
Net Income and Earnings Per Share
Our net income in the first quarter of fiscal 2019 was $1.8 million, or $0.03 per diluted share, compared to $26.2 million, or $0.50 per diluted share, in the first quarter of fiscal 2018. In the prior year quarter, the provisional impact of the Tax Reform Act on our deferred tax accounts was significant. Adjusting the first quarter of fiscal 2018 for the provisional impact of the Tax Reform Act on our deferred tax accounts, our net income in the first quarter of fiscal 2018 was $9.9 million or $0.19 per diluted share, compared to $1.8 million, or $0.03 per diluted share, in fiscal 2019.

Use of Non-GAAP Financial Measures
We report our financial results in accordance with U.S. generally accepted accounting principles (GAAP). However, to supplement the financial results prepared in accordance with GAAP, we use non-GAAP financial measures including non-GAAP net sales on a consolidated and segment basis, and non-GAAP net income and diluted net income per share. Management believes these non-GAAP financial measures that exclude the impact of specific items (described below) may be useful to investors in their assessment of our ongoing operating performance and provide additional meaningful comparisons between current results and results in prior operating periods.
EBITDA is defined by us as income before income tax, net other expense, net interest expense and depreciation and amortization. We present EBITDA because we believe that EBITDA is a useful supplemental measure in evaluating the cash flows and performance of our business and providers greater transparency into our results of operations. EBITDA is used by our management to perform such evaluation. EBITDA should not be considered in isolation or as substitutes for cash flow from operations, income from operations or other income statement measure prepared in accordance with GAAP. We believe that EBITDA is frequently used by investors, securities analysts and other interested parties in their evaluation of companies, many of which present EBITDA when reporting their results. Other companies may calculate EBITDA differently, it may not be comparable.
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
Non-GAAP financial measures reflect adjustments based on the following item:

•
The U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Job Act (the "Tax Reform Act") in December 2017. We have excluded the transitional impact of the Tax Reform Act as the remeasurement of our deferred tax assets and liabilities does not reflect the ongoing impact of the lower U.S. statutory rate on our current year or future year earnings.

•

From time to time in the future, there may be other items that we may exclude if we believe that doing so is consistent with the goal of providing useful information to investors and management.
The non-GAAP adjustments reflect the following:

(1)
Transitional impact of U.S. Tax Reform: As a result of the Tax Reform Act, the Company recorded a provisional tax benefit of $16.3 million in the quarter ended December 30, 2017, due to the remeasurement of its deferred tax assets and liabilities. We have excluded only this transitional impact and have not included in the adjustment the ongoing impact of the lower U.S. statutory rate on our current or future year earnings.

		GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Three Months Ended
Net Income and Diluted Net Income Per Share Reconciliation		December 29, 2018	December 30, 2017
GAAP net income attributable to Central Garden & Pet		$1,803	$26,247
Tax effect of revaluation of deferred tax amounts	(1)	—	16,343
Non-GAAP net income attributable to Central Garden & Pet		$1,803	$9,904
GAAP diluted net income per share		$0.03	$0.50
Non-GAAP diluted net income per share		$0.03	$0.19
Shares used in GAAP and non-GAAP diluted net earnings per share calculation		58,001	52,695
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

	GAAP to Non-GAAP Reconciliation (in millions) For the Three Months Ended December 29, 2018
	Consolidated		Pet Segment		Garden Segment
		Percent change		Percent change		Percent change

Reported net sales - Q1 FY19 (GAAP)	$462.0		$340.4		$121.6
Reported net sales - Q1 FY18 (GAAP)	442.0		325.1		116.9
Increase in net sales	20.0	4.5%	15.3	4.7%	4.7	4.0%
Effect of acquisition and divestitures on increase in net sales	27.3		17.2		10.1
Decrease in organic net sales - Q1 2019	$(7.3)	(1.7)%	$(1.9)	(0.6)%	$(5.4)	(4.6)%

EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Three Months Ended December 29, 2018
	Garden	Pet	Corp	Total
Net income attributable to Central Garden & Pet	—	—	—	$1,803
Interest expense, net	—	—	—	8,077
Other income	—	—	—	192
Income tax expense	—	—	—	273
Net loss attributable to noncontrolling interest	—	—	—	(164)
Sum of items below operating income	—	—	—	8,378
Income (loss) from operations	$(4,637)	$29,755	$(14,937)	$10,181
Depreciation & amortization	2,826	8,056	1,470	12,352
EBITDA	$(1,811)	$37,811	$(13,467)	$22,533

EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Three Months Ended December 30, 2017
	Garden	Pet	Corp	Total
Net income attributable to Central Garden & Pet	—	—	—	$26,247
Interest expense, net	—	—	—	7,218
Other income	—	—	—	3,089
Income tax benefit	—	—	—	(14,236)
Net income attributable to noncontrolling interest	—	—	—	203
Sum of items below operating income	—	—	—	(3,726)
Income (loss) from operations	$2,300	$36,176	$(15,955)	$22,521
Depreciation & amortization	1,569	7,145	2,449	11,163
EBITDA	$3,869	$43,321	$(13,506)	$33,684

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
During fiscal 2018, costs increased in a number of areas, including raw materials, freight and labor. We took certain pricing actions, which will generally take effect in January 2019, intended to offset the impact of these inflationary pressures and plan to do so in the year ahead as well.
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
Operating Activities
Net cash provided by operating activities increased by $31.0 million, from $24.2 million of cash used for the three months ended December 30, 2017, to $6.8 million of cash provided for the three months ended December 29, 2018. The increase in cash provided was due primarily to changes in our working capital accounts for the period ended December 29, 2018, as compared to the prior year period.
Investing Activities
Net cash used in investing activities decreased $6.5 million, from $15.9 million for the three months ended December 30, 2017 to $9.4 million during the three months ended December 29, 2018. The decrease in cash used in investing activities was due primarily to decreased investment activity and capital expenditures in the current year compared to the prior year.
Financing Activities
Net cash provided by financing activities decreased $291.6 million, from $291.0 million of cash provided for the three months ended December 30, 2017, to $0.6 million of cash used for the three months ended December 29, 2018. The decrease in cash provided by financing activities during the current year was due primarily to our December 2017 issuance of $300 million aggregate principal amount 5.125% senior notes due February 2028, partially offset by deferred financing costs of approximately $4.8 million associated with this issuance.
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
We believe that cash flows from operating activities, funds available under our asset backed loan facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital and capital expenditure requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $45 million in fiscal 2019.
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
At December 29, 2018, our total debt outstanding was $692.4 million, as compared with $691.3 million at December 30, 2017.

Senior Notes
$300 Million 5.125% Senior Notes
On December 14, 2017, we issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). We expect to use the net proceeds from the offering to finance future acquisitions and for general corporate purposes.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of December 29, 2018.
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
We may redeem some or all of the 2023 Notes at any time, at our option, on or after November 15, 2018 for 104.594%, on or after November 15, 2019 for 103.063%, on or after November 15, 2020 for 101.531% and on or after November 15, 2021 for 100%, plus accrued and unpaid interest.
The holders of the 2023 Notes have the right to require us to repurchase all or a portion of the 2023 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of December 29, 2018.
Asset-Based Loan Facility Amendment
In April 2016, we entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if we exercise the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on April 22, 2021. We may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of December 29, 2018, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $3.2 million outstanding as of December 29, 2018.
The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of December 29, 2018, the borrowing base and remaining borrowing availability was $356.6 million. Borrowings under the Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on our consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25% - 1.5%, and was 1.25% as of December 29, 2018, and such applicable margin for Base Rate borrowings fluctuates between 0.25% - 0.5%, and was 0.25% as of December 29, 2018. As of December 29, 2018, the applicable interest rate related to Base Rate borrowings was 5.8%, and the applicable interest rate related to LIBOR-based borrowings was 3.8%.
We incurred approximately $1.2 million of debt issuance costs in conjunction with this transaction, which included underwriter fees, legal and accounting expenses. The debt issuance costs will be amortized over the term of the Credit Facility.
The Credit Facility contains customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all of our assets. We were in compliance with all financial covenants under the Credit Facility during the period ended December 29, 2018.
Off-Balance Sheet Arrangements
There have been no material changes to the information provided in our Annual Report on Form 10-K for the fiscal year ended September 29, 2018 regarding off-balance sheet arrangements.
Contractual Obligations
There have been no material changes outside the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 29, 2018.
New Accounting Pronouncements
Refer to Footnote 1 in the notes to the condensed consolidated financial statements for new accounting pronouncements.
Critical Accounting Policies, Estimates and Judgments
There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 29, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that discussed in our Annual Report on Form 10‑K for the fiscal year ended September 29, 2018.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and principal financial officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of December 29, 2018.
(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and our principal financial officer have evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2019. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

There have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the fiscal year ended September 29, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended December 29, 2018 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
September 30, 2018 - November 3, 2018	—	(2)	$—	—	$34,968,000
November 4, 2018 - December 1, 2018	10,081	(2)	$30.67	—	$34,968,000
December 2, 2018 - December 29, 2018	2,588	(2)	$29.42	—	$34,968,000
Total	12,669		$30.41	—	$34,968,000

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

Dated: February 7, 2019

/s/ GEORGE C. ROETH
George C. Roeth
President and Chief Executive Officer
(Principal Executive Officer)

/s/ NICHOLAS LAHANAS
Nicholas Lahanas
Chief Financial Officer
(Principal Financial Officer)