Form 10-Q
period 2019-03-30
CENTRAL GARDEN & PET CO
filed 2019-05-07
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
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
_______________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CENT	The NASDAQ Stock Market LLC
Class A Common Stock	CENTA	The NASDAQ Stock Market LLC
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 29, 2019	12,145,135
Class A Common Stock Outstanding as of April 29, 2019	44,476,424
Class B Stock Outstanding as of April 29, 2019	1,652,262

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

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 30, 2019	March 31, 2018	September 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$329,724	$132,265	$482,106
Restricted cash	16,115	13,948	10,899
Accounts receivable (less allowance for doubtful accounts of $16,818, $20,976 and $24,125)	456,129	395,151	275,908
Inventories, net	517,158	465,522	427,823
Prepaid expenses and other	33,161	26,677	20,562
Total current assets	1,352,287	1,033,563	1,217,298
Land, buildings, improvements and equipment—net	217,538	210,563	217,647
Goodwill	281,177	268,243	281,177
Other intangible assets—net	142,798	141,530	152,265
Other assets	52,340	50,064	38,822
Total	$2,046,140	$1,703,963	$1,907,209
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$157,596	$150,975	$110,259
Accrued expenses	136,413	116,414	102,583
Current portion of long-term debt	5,119	20	122
Total current liabilities	299,128	267,409	212,964
Long-term debt	692,646	691,084	692,031
Deferred taxes and other long-term obligations	55,064	40,368	49,380
Equity:
Common stock, $0.01 par value: 12,145,135 shares outstanding at March 30, 2019, March 31, 2018 and September 29, 2018	121	121	121
Class A common stock, $0.01 par value: 44,386,792, 38,171,595 and 43,953,265 shares outstanding at March 30, 2019, March 31, 2018 and September 29, 2018	444	382	439
Class B stock, $0.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	592,331	393,852	590,168
Accumulated earnings	407,117	310,810	362,923
Accumulated other comprehensive loss	(1,280)	(673)	(1,218)
Total Central Garden & Pet Company shareholders’ equity	998,749	704,508	952,449
Noncontrolling interest	553	594	385
Total equity	999,302	705,102	952,834
Total	$2,046,140	$1,703,963	$1,907,209
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net sales	$673,701	$613,094	$1,135,691	$1,055,105
Cost of goods sold and occupancy	467,650	418,637	799,458	728,811
Gross profit	206,051	194,457	336,233	326,294
Selling, general and administrative expenses	143,898	128,671	263,899	237,987
Operating income	62,153	65,786	72,334	88,307
Interest expense	(10,640)	(10,575)	(21,254)	(17,980)
Interest income	2,255	693	4,792	880
Other income (expense)	500	1,505	308	(1,584)
Income before income taxes and noncontrolling interest	54,268	57,409	56,180	69,623
Income tax expense (benefit)	11,546	11,643	11,819	(2,593)
Income including noncontrolling interest	42,722	45,766	44,361	72,216
Net income attributable to noncontrolling interest	331	532	167	735
Net income attributable to Central Garden & Pet Company	$42,391	$45,234	$44,194	$71,481
Net income per share attributable to Central Garden & Pet Company:
Basic	$0.74	$0.89	$0.78	$1.41
Diluted	$0.73	$0.86	$0.76	$1.36
Weighted average shares used in the computation of net income per share:
Basic	57,050	50,871	56,976	50,816
Diluted	58,026	52,658	58,013	52,693
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Income including noncontrolling interest	$42,722	$45,766	$44,361	$72,216
Other comprehensive income (loss):
Foreign currency translation	212	234	(62)	278
Total comprehensive income	42,934	46,000	44,299	72,494
Comprehensive income attributable to noncontrolling interest	331	532	167	735
Comprehensive income attributable to Central Garden & Pet Company	$42,603	$45,468	$44,132	$71,759
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Net income	$44,361	$72,216
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	24,229	22,285
Amortization of deferred financing costs	916	833
Stock-based compensation	5,907	5,536
Deferred income taxes	6,044	(14,763)
Gain on sale of property and equipment	(16)	(11)
Other	(710)	2,984
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	(159,933)	(154,712)
Inventories	(59,630)	(57,965)
Prepaid expenses and other assets	(2,772)	(10,273)
Accounts payable	41,332	40,712
Accrued expenses	20,818	(1,848)
Other long-term obligations	135	1,048
Net cash used by operating activities	(79,319)	(93,958)
Cash flows from investing activities:
Additions to property and equipment	(14,302)	(17,566)
Payments to acquire companies, net of cash acquired	(11,137)	(63,372)
Investments	(1,749)	(6,555)
Other investing activities	(368)	(2,180)
Net cash used in investing activities	(27,556)	(89,673)
Cash flows from financing activities:
Repayments of long-term debt	(36,466)	(360)
Proceeds from issuance of long-term debt	—	300,000
Borrowings under revolving line of credit	—	23,000
Repayments under revolving line of credit	—	(23,000)
Repurchase of common stock, including shares surrendered for tax withholding	(3,739)	(8,473)
Payment of contingent consideration liability	(66)	(123)
Distribution to noncontrolling interest	—	(1,597)
Payment of financing costs	—	(4,765)
Net cash (used) provided by financing activities	(40,271)	284,682
Effect of exchange rate changes on cash and cash equivalents	(20)	120
Net increase (decrease) in cash, cash equivalents and restricted cash	(147,166)	101,171
Cash, cash equivalents and restricted cash at beginning of period	493,005	45,042
Cash, cash equivalents and restricted cash at end of period	$345,839	$146,213
Supplemental information:
Cash paid for interest	$21,298	$13,397

See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended March 30, 2019
(Unaudited)

1.	Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of March 30, 2019 and March 31, 2018, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three and six months ended March 30, 2019 and March 31, 2018 and the condensed consolidated statements of cash flows for the six months ended March 30, 2019 and March 31, 2018 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
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
Due to the seasonal nature of the Company’s garden business, the results of operations for the three and six months ended March 30, 2019 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2018 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 29, 2018 balance sheet presented herein was derived from the audited financial statements.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers cash and all highly liquid investments with an original maturity of three months or less at date of purchase to be cash and cash equivalents. Restricted cash includes cash and highly liquid instruments that are used as collateral for stand-alone letter of credit agreements related to normal business transactions. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of March 30, 2019, March 31, 2018 and September 29, 2018, respectively (in thousands).

	March 30, 2019	March 31, 2018	September 29, 2018
Cash and cash equivalents	$329,724	$132,265	$482,106
Restricted cash	16,115	13,948	10,899
Total Cash, cash equivalents and restricted cash	$345,839	$146,213	$493,005

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
On the Company’s condensed consolidated balance sheets, reserves for customer product returns and return allowances are now included as part of accrued expenses, rather than accounts receivable, net, and the value of inventory associated with reserves for sales returns is included within prepaid and other current assets
Had the Company not adopted the provisions under this ASU, its condensed consolidated balance sheet as of March 31, 2019 would have been presented as follows (in thousands):

	As Presented March 31, 2019	Adjustments	Balances without Adoption of ASC 606 March 31, 2019
Current assets
Receivables, less allowance for doubtful accounts	$456,129	$(8,280)	$447,849
Prepaid expenses and other	$33,161	$(4,980)	$28,181
Total current assets	$1,352,287	$(13,260)	$1,339,027

Current liabilities
Accrued expenses	$136,413	$(13,260)	$123,153
Total current liabilities	$299,128	$(13,260)	$285,868

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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-18). This ASU clarifies the presentation of restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending cash balances on the statement of cash flows. The Company adopted the provisions under this ASU on September 30, 2018, on a retrospective basis. This resulted in an increase in beginning of period and end of period cash, cash equivalents and restricted cash of $12.6 million and $13.9 million, respectively, and a decrease of $1.3 million of cash used in investing activities to the condensed consolidated statement of cash flows for the six months ended March 31, 2018.
Business Combinations
In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (ASU 2017-01), which requires an evaluation of whether substantially all of the fair value of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the transaction does not qualify as a business. The guidance also requires an acquired business to include at least one substantive process and narrows the definition of outputs. The Company adopted the provisions of this guidance as of September 30, 2018. The adoption of this ASU had no impact on the Company's condensed consolidated financial statements for the period ended March 30, 2019, but may have an impact on accounting for any future acquisitions the Company may have.

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
Accounting Standards Not Yet Adopted
Leases
In February 2016, the FASB issued ASU 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The Company will adopt ASU 2016-02 on September 29, 2019 and expects to elect certain practical expedients permitted under the transition guidance. The Company will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. The Company is implementing a new lease system in connection with the adoption of this standard and is currently in the implementation phase. The Company currently expects that most of its operating lease commitments will be subject to the new standard, and the Company will record significant long-term operating lease liabilities and long-term right-of-use assets upon the adoption of ASU 2016-02.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of March 30, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (a)	$—	$—	$7,729	$7,729
Total liabilities	$—	$—	$7,729	$7,729
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

(b)
The liability for contingent consideration relates to an earn-out for B2E, acquired in December 2012, future performance-based contingent payments for Hydro-Organics Wholesale, Inc., acquired in October 2015, future performance-based contingent payment for Segrest, Inc., acquired in October 2016, and future performance-based contingent payments for Bell Nursery, acquired in March 2018. The contingent period for Bell Nursery expired in December 2018. Performance thresholds that would have necessitated payment were not met, and accordingly, no payment was made. The fair value of the estimated contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity. This is presented as part of long-term liabilities in the Company's consolidated balance sheets.

The following table provides a summary of the changes in fair value of the Company's Level 3 financial instruments for the periods ended March 30, 2019 and March 31, 2018 (in thousands):

Amount
Balance September 29, 2018	$8,224
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	(429)
Performance-based payments	(66)
Balance March 30, 2019	$7,729

Amount
Balance September 30, 2017	$9,343
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	(72)
Performance-based payments	(123)
Balance March 31, 2018	$9,148
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non- assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the period ended March 31, 2018, the Company was not required to measure any significant non-financial assets and liabilities at fair value. As a result of one of our retail customers exiting the live fish business, the carrying value of $2.5 million of amortizable intangible assets were written down to their estimated fair value, resulting in impairment charges of $2.5 million, which were included in selling, general and administrative expenses during the period ended March 30, 2019.
Fair Value of Other Financial Instruments
In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of March 30, 2019, March 31, 2018 and September 29, 2018 was $278.2 million, $285.4 million and $285.5 million, respectively, compared to a carrying value of $295.9 million, $295.3 million and $295.6 million, respectively.
In November 2015, the Company issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”). The estimated fair value of the Company’s 2023 Notes as of March 30, 2019, March 31, 2018 and September 29, 2018 was $417.7 million, $419.0 million and $414.4 million, respectively, compared to a carrying value of $396.3 million, $395.6 million and $396 million, respectively.

3.	Acquisitions

Arden Companies
In February 2019, the Company purchased the remaining 55% interest in Arden Companies, a manufacturer of outdoor cushions and pillows, for $13.4 million. Accordingly, the Company remeasured its previously held investment at its acquisition-date fair value and recorded a provisional gain of approximately $3 million as part of selling, general and administrative expenses in the Company's condensed consolidated statements of operations. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $19 million, which is included in other assets on the Company's condensed consolidated balance sheet as of March 30, 2019. Subsequent to the acquisition, approximately $36 million of cash was used to eliminate most of the acquired long-term debt. The Company has not yet finalized the allocation of the purchase price to the fair value of the tangible assets, intangible assets and liabilities acquired. Once the purchase price valuation work is complete, the provisional gain on the Company's previously held interest will be finalized. Financial results of Arden have been included in the results of operations within the Garden segment since the date of acquisition of the remaining 55% interest.

4.	Inventories, net
Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	March 30, 2019	March 31, 2018	September 29, 2018
Raw materials	$136,879	$117,370	$117,539
Work in progress	58,529	40,491	35,691
Finished goods	305,569	293,988	263,845
Supplies	16,181	13,673	10,748
Total inventories, net	$517,158	$465,522	$427,823

5.	Goodwill
The Company tests goodwill for impairment annually (as of the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. If it is determined that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the two-step test is performed to identify potential goodwill impairment. Based on certain circumstances, the Company may elect to bypass the qualitative assessment and proceed directly to performing the first step of the two-step goodwill impairment test, which compares the fair value of the Company’s reporting units to their related carrying values, including goodwill. If the fair value of the reporting unit is less than its carrying value, the Company performs an additional step to determine the implied fair value of goodwill associated with that reporting unit. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and, accordingly, the Company recognizes such impairment. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its two reporting units to the Company’s total market capitalization. No impairment of goodwill was recorded for the six months ended March 30, 2019 and March 31, 2018.

6.	Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
			(in millions)
March 30, 2019
Marketing-related intangible assets – amortizable	$18.6	$(15.2)	$—	$3.4
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	89.2	(15.2)	(26.0)	48.0
Customer-related intangible assets – amortizable	128.3	(47.5)	(2.5)	78.3
Other acquired intangible assets – amortizable	26.0	(15.5)	—	10.5
Other acquired intangible assets – nonamortizable	7.2	—	(1.2)	6.0
Total	33.2	(15.5)	(1.2)	16.5
Total other intangible assets	$250.7	$(78.2)	$(29.7)	$142.8
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
			(in millions)
March 31, 2018
Marketing-related intangible assets – amortizable	$16.9	$(13.4)	$—	$3.5
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	87.5	(13.4)	(26.0)	48.1
Customer-related intangible assets – amortizable	115.7	(37.5)	—	78.2
Other acquired intangible assets – amortizable	22.1	(13.5)	—	8.6
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	29.9	(13.5)	(1.2)	15.2
Total other intangible assets	$233.1	$(64.4)	$(27.2)	$141.5
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
			(in millions)
September 29, 2018
Marketing-related intangible assets – amortizable	$18.6	$(14.2)	$—	$4.4
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	89.2	(14.2)	(26.0)	49.0
Customer-related intangible assets – amortizable	128.3	(42.5)	—	85.8
Other acquired intangible assets – amortizable	25.4	(14.5)	—	10.9
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	33.2	(14.5)	(1.2)	17.5
Total other intangible assets	$250.7	$(71.2)	$(27.2)	$152.3

Other acquired intangible assets include contract-based and technology-based intangible assets.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. Factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in fiscal 2018, and accordingly, no impairment testing was performed on these assets. As a result of one of our retail customers exiting the live fish business, factors indicating the carrying value of certain amortizable intangible assets may not be recoverable were present during the quarter ended March 30, 2019. The Company performed impairment testing on these assets, found the carrying value was not recoverable and accordingly, recorded an impairment charge in its Pet segment of approximately $2.5 million as part of selling, general and administrative expenses in the condensed consolidated statements of operations.
The Company amortizes its acquired intangible assets with definite lives over periods ranging from 3 to 25 years; over weighted average remaining lives of 4 years for marketing-related intangibles, 10 years for customer-related intangibles and 11 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $3.4 million and $2.9 million for the three months ended March 30, 2019 and March 31, 2018, respectively, and $6.9 million and $5.7 million for the six months ended March 30, 2019 and March 31, 2018, respectively, and is classified within selling, general and administrative expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $10 million per year from fiscal 2019 through fiscal 2023.
.

7.	Long-Term Debt
Long-term debt consists of the following:

	March 30, 2019	March 31, 2018	September 29, 2018
	(in thousands)
Senior notes, interest at 6.125%, payable semi-annually, principal due November 2023	$400,000	$400,000	$400,000
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	300,000	300,000	300,000
Unamortized debt issuance costs	(7,791)	(9,053)	(8,425)
Net carrying value	692,209	690,947	691,575
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.25% to 1.50% or Base Rate plus a margin of 0.25% to 0.50%, final maturity April 2021	—	—	—
Other notes payable	5,556	157	578
Total	697,765	691,104	692,153
Less current portion	(5,119)	(20)	(122)
Long-term portion	$692,646	$691,084	$692,031
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of March 30, 2019.
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
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of March 30, 2019.
Asset-Based Loan Facility Amendment
On April 22, 2016, the Company entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on April 22, 2021. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of March 30, 2019, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $8.2 million outstanding as of March 30, 2019.
The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of March 30, 2019, the borrowing base and remaining borrowing availability was $374.0 million. Borrowings under the Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25% - 1.50%, and was 1.25% as of March 30, 2019, and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.5%, and was 0.25% as of March 30, 2019. As of March 30, 2019, the applicable interest rate related to Base Rate borrowings was 5.8%, and the applicable interest rate related to LIBOR-based borrowings was 3.8%.

The Company incurred approximately $1.2 million of debt issuance costs in conjunction with this transaction, which included underwriter fees, legal and accounting expenses. The unamortized debt issuance costs are included in other assets in the condensed consolidated balance sheets and are being amortized over the term of the Credit Facility.
The Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all assets of the Company. The Company was in compliance with all financial covenants under the Credit Facility during the quarter ended March 30, 2019.

8.	Supplemental Equity Information
The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest through the six months ended March 30, 2019 and March 31, 2018.

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
September 29, 2018	$121	$439	$16	$590,168	$362,923	$(1,218)	$952,449	$385	$952,834
Comprehensive income	—	—	—	—	1,803	(274)	1,529	(164)	1,365
Amortization of share-based awards	—	—	—	2,261	—	—	2,261	—	2,261
Restricted share activity, including net share settlement	—	—	—	(386)	—	—	(386)	—	(386)
Issuance of common stock, including net share settlement of stock options	—	1	—	408	—	—	409	—	409
Balance December 29, 2018	$121	$441	$16	$592,451	$364,726	$(1,492)	$956,263	$221	$956,484
Comprehensive income	$—	$—	$—	$—	42,391	212	42,603	331	$42,934
Amortization of share-based awards	—	—	—	2,473	—	—	2,473	—	2,473
Restricted share activity, including net share settlement	—	2	—	(1,773)	—	—	(1,771)	—	(1,771)
Issuance of common stock, including net share settlement of stock options	—	1	—	(820)	—	—	(819)	—	(819)
Other	—	—	—	—	—	—	—	1	1
Balance March 30, 2019	$121	$444	$16	$592,331	$407,117	$(1,280)	$998,749	$553	$999,302

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
Balance September 30, 2017	$122	$380	$16	$396,790	$239,329	$(951)	$635,686	$1,456	$637,142
Comprehensive income	—	—	—	—	26,247	44	26,291	203	26,494
Amortization of share-based awards	—	—	—	2,143	—	—	2,143	—	2,143
Restricted share activity, including net share settlement	—	—	—	(2,397)	—	—	(2,397)	—	(2,397)
Issuance of common stock, including net share settlement of stock options	—	—	—	166	—	—	166	—	166
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(1,597)	(1,597)
Balance December 30, 2017	$122	$380	$16	$396,702	$265,576	$(907)	$661,889	$62	$661,951
Comprehensive income	$—	$—	$—	$—	45,234	234	45,468	532	46,000
Amortization of share-based awards	—	—	—	2,321	—	—	2,321	—	2,321
Restricted share activity, including net share settlement	(1)	—	—	(3,873)	—	—	(3,874)	—	(3,874)
Issuance of common stock, including net share settlement of stock options	—	2	—	(1,298)	—	—	(1,296)	—	(1,296)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	—	—
Balance March 31, 2018	$121	$382	$16	$393,852	$310,810	$(673)	$704,508	$594	$705,102

9.	Stock-Based Compensation
The Company recognized share-based compensation expense of $5.9 million and $5.5 million for the six months ended March 30, 2019 and March 31, 2018, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the six months ended March 30, 2019 and March 31, 2018 was $1.4 million and $1.5 million, respectively.

10.	Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations (in thousands except share and per share amounts).

	Three Months Ended			Six Months Ended
	March 30, 2019			March 30, 2019
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Net income available to common shareholders	$42,391	57,050	$0.74	$44,194	56,976	$0.78
Effect of dilutive securities:
Options to purchase common stock		609	(0.01)		639	(0.01)
Restricted shares		367	—		398	(0.01)
Diluted EPS:
Net income available to common shareholders	$42,391	58,026	$0.73	$44,194	58,013	$0.76

	Three Months Ended			Six Months Ended
	March 31, 2018			March 31, 2018
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Net income available to common shareholders	$45,234	50,871	$0.89	$71,481	50,816	$1.41
Effect of dilutive securities:
Options to purchase common stock		1,092	(0.02)		1,120	(0.03)
Restricted shares		695	(0.01)		757	(0.02)
Diluted EPS:
Net income available to common shareholders	$45,234	52,658	$0.86	$71,481	52,693	$1.36

Options to purchase 2.8 million shares of common stock at prices ranging from $8.56 to $38.10 per share were outstanding at March 30, 2019, and options to purchase 2.7 million shares of common stock at prices ranging from $6.43 to $36.94 per share were outstanding at March 31, 2018.

For the three months ended March 30, 2019, 1.8 million options outstanding were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be antidilutive. For the three months ended March 31, 2018, all options outstanding were included in the computation of diluted earnings per share.

For the six months ended March 30, 2019, 1.8 million options outstanding were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be antidilutive. For the six months ended March 31, 2018, all options outstanding were included in the computation of diluted earnings per share.

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

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net sales:
Pet segment	$338,183	$321,653	$678,599	$646,737
Garden segment	335,518	291,441	457,092	408,368
Total net sales	$673,701	$613,094	$1,135,691	$1,055,105
Operating Income
Pet segment	26,984	32,784	56,739	68,960
Garden segment	53,355	50,746	48,718	53,046
Corporate	(18,186)	(17,744)	(33,123)	(33,699)
Total operating income	62,153	65,786	72,334	88,307
Interest expense - net	(8,385)	(9,882)	(16,462)	(17,100)
Other income (expense)	500	1,505	308	(1,584)
Income tax expense (benefit)	11,546	11,643	11,819	(2,593)
Income including noncontrolling interest	42,722	45,766	44,361	72,216
Net income attributable to noncontrolling interest	331	532	167	735
Net income attributable to Central Garden & Pet Company	$42,391	$45,234	$44,194	$71,481
Depreciation and amortization:
Pet segment	$8,039	$6,944	$16,095	$14,089
Garden segment	2,312	1,707	5,138	3,276
Corporate	1,526	2,471	2,996	4,920
Total depreciation and amortization	$11,877	$11,122	$24,229	$22,285

	March 30, 2019	March 31, 2018	September 29, 2018
Assets:
Pet segment	$700,638	$660,344	$683,938
Garden segment	687,951	581,105	407,483
Corporate	657,551	462,514	815,788
Total assets	$2,046,140	$1,703,963	$1,907,209
Goodwill (included in corporate assets above):
Pet segment	$268,289	$262,770	$268,289
Garden segment	12,888	5,473	12,888
Total goodwill	$281,177	$268,243	$281,177

The tables below present the Company's disaggregated revenues by segment (in thousands):

	Three Months Ended March 30, 2019			Six Months Ended March 30, 2019
	Pet Segment	Garden Segment	Total	Pet Segment	Garden Segment	Total

Other pet products	$233.0	$—	$233.0	$442.3	$—	$442.3
Dog and cat products	105.2	—	105.2	236.3	—	236.3
Garden controls and fertilizer products	—	113.8	113.8	—	138.1	138.1
Other garden supplies	—	221.7	221.7	—	319.0	319.0
Total	$338.2	$335.5	$673.7	$678.6	$457.1	$1,135.7

	Three Months Ended March 31, 2018			Six Months Ended March 31, 2018
	Pet Segment	Garden Segment	Total	Pet Segment	Garden Segment	Total

Other pet products	$218.8	$—	$218.8	$413.9	$—	$413.9
Dog and cat products	102.9	—	102.9	232.8	—	232.8
Garden controls and fertilizer products	—	112.9	112.9	—	142.5	142.5
Other garden supplies	—	178.5	178.5	—	265.9	265.9
Total	$321.7	$291.4	$613.1	$646.7	$408.4	$1,055.1

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

Arden Companies, LLC
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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Three Months Ended March 30, 2019
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$214,042	$35,191	$449,810	$(25,342)	$673,701
Cost of goods sold and occupancy	163,133	30,343	297,864	(23,690)	467,650
Gross profit	50,909	4,848	151,946	(1,652)	206,051
Selling, general and administrative expenses	47,135	10,485	87,930	(1,652)	143,898
Operating income (loss)	3,774	(5,637)	64,016	—	62,153
Interest expense	(10,482)	(141)	(17)	—	(10,640)
Interest income	2,250	5	—	—	2,255
Other (expense) income	305	243	(48)	—	500
Income (loss) before taxes and equity in earnings (losses) of affiliates	(4,153)	(5,530)	63,951	—	54,268
Income tax expense (benefit)	(1,748)	(55)	13,349	—	11,546
Equity in earnings (losses) of affiliates	44,796	—	(101)	(44,695)	—
Net income (loss) including noncontrolling interest	42,391	(5,475)	50,501	(44,695)	42,722
Net loss attributable to noncontrolling interest	—	331	—	—	331
Net income (loss) attributable to Central Garden & Pet Company	$42,391	$(5,806)	$50,501	$(44,695)	$42,391

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Three Months Ended March 31, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$195,464	$32,433	$412,348	$(27,151)	$613,094
Cost of goods sold and occupancy	151,868	24,192	268,072	(25,495)	418,637
Gross profit	43,596	8,241	144,276	(1,656)	194,457
Selling, general and administrative expenses	41,677	6,532	82,118	(1,656)	128,671
Operating income (loss)	1,919	1,709	62,158	—	65,786
Interest expense	(10,510)	(62)	(3)	—	(10,575)
Interest income	692	1	—	—	693
Other income	1,108	200	197	—	1,505
Income (loss) before taxes and equity in earnings (losses) of affiliates	(6,791)	1,848	62,352	—	57,409
Income tax expense (benefit)	(13,753)	(1,549)	26,945	—	11,643
Equity in earnings of affiliates	38,272	—	3,841	(42,113)	—
Net income including noncontrolling interest	45,234	3,397	39,248	(42,113)	45,766
Net income attributable to noncontrolling interest	—	532	—	—	532
Net income attributable to Central Garden & Pet Company	$45,234	$2,865	$39,248	$(42,113)	$45,234

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Six Months Ended March 30, 2019
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$387,448	$58,820	$729,644	$(40,221)	$1,135,691
Cost of goods sold and occupancy	299,146	52,346	485,547	(37,581)	799,458
Gross profit	88,302	6,474	244,097	(2,640)	336,233
Selling, general and administrative expenses	90,800	17,836	157,903	(2,640)	263,899
Operating income (loss)	(2,498)	(11,362)	86,194	—	72,334
Interest expense	(20,979)	(255)	(20)	—	(21,254)
Interest income	4,783	9	—	—	4,792
Other income (expense)	342	27	(61)	—	308
Income (loss) before taxes and equity in earnings of affiliates	(18,352)	(11,581)	86,113	—	56,180
Income tax expense (benefit)	(3,836)	(311)	15,966	—	11,819
Equity in earnings (losses) of affiliates	58,710	—	(1,213)	(57,497)	—
Net income (loss) including noncontrolling interest	44,194	(11,270)	68,934	(57,497)	44,361
Net income attributable to noncontrolling interest	—	167	—	—	167
Net income (loss) attributable to Central Garden & Pet Company	$44,194	$(11,437)	$68,934	$(57,497)	$44,194

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Six Months Ended March 31, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$354,525	$46,176	$698,772	$(44,368)	$1,055,105
Cost of goods sold and occupancy	277,347	36,008	457,123	(41,667)	728,811
Gross profit	77,178	10,168	241,649	(2,701)	326,294
Selling, general and administrative expenses	78,316	10,437	151,935	(2,701)	237,987
Operating income (loss)	(1,138)	(269)	89,714	—	88,307
Interest expense	(17,895)	(78)	(7)	—	(17,980)
Interest income	878	2	—	—	880
Other income (expense)	(1,810)	254	(28)	—	(1,584)
Income (loss) before taxes and equity in earnings of affiliates	(19,965)	(91)	89,679	—	69,623
Income tax expense (benefit)	672	(267)	(2,998)	—	(2,593)
Equity in earnings of affiliates	92,118	—	941	(93,059)	—
Net income including noncontrolling interest	71,481	176	93,618	(93,059)	72,216
Net income attributable to noncontrolling interest	—	735	—	—	735
Net income (loss) attributable to Central Garden & Pet Company	$71,481	$(559)	$93,618	$(93,059)	$71,481

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended March 30, 2019
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$42,391	$(5,475)	$50,501	$(44,695)	$42,722
Other comprehensive loss:
Foreign currency translation	212	127	35	(162)	212
Total comprehensive income (loss)	42,603	(5,348)	50,536	(44,857)	42,934
Comprehensive loss attributable to noncontrolling interests	—	331	—	—	331
Comprehensive income (loss) attributable to Central Garden & Pet Company	$42,603	$(5,679)	$50,536	$(44,857)	$42,603

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended March 31, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$45,234	$3,397	$39,248	$(42,113)	$45,766
Other comprehensive income (loss):
Foreign currency translation	234	206	(48)	(158)	234
Total comprehensive income (loss)	45,468	3,603	39,200	(42,271)	46,000
Comprehensive income attributable to noncontrolling interests	—	532	—	—	532
Comprehensive income (loss) attributable to Central Garden & Pet Company	$45,468	$3,071	$39,200	$(42,271)	$45,468

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Six Months Ended March 30, 2019
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$44,194	$(11,270)	$68,934	$(57,497)	$44,361
Other comprehensive loss:	—	—	—	—
Foreign currency translation	(62)	(2)	(60)	62	(62)
Total comprehensive income (loss)	44,132	(11,272)	68,874	(57,435)	44,299
Comprehensive income attributable to noncontrolling interests	—	167	—	—	167
Comprehensive income (loss) attributable to Central Garden & Pet Company	$44,132	$(11,439)	$68,874	$(57,435)	$44,132

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Six Months Ended March 31, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$71,481	$176	$93,618	$(93,059)	$72,216
Other comprehensive loss:
Foreign currency translation	278	249	(64)	(185)	278
Total comprehensive income	71,759	425	93,554	(93,244)	72,494
Comprehensive income attributable to noncontrolling interests	—	735	—	—	735
Comprehensive income (loss) attributable to Central Garden & Pet Company	$71,759	$(310)	$93,554	$(93,244)	$71,759

	CONSOLIDATING CONDENSED BALANCE SHEET
	March 30, 2019
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$322,149	$6,354	$1,221	$—	$329,724
Restricted cash	10,888	—	5,227	—	16,115
Accounts receivable, net	134,251	22,844	299,034	—	456,129
Inventories	138,778	46,035	332,345	—	517,158
Prepaid expenses and other	8,355	1,386	23,420	—	33,161
Total current assets	614,421	76,619	661,247	—	1,352,287
Land, buildings, improvements and equipment, net	29,701	36,180	151,657	—	217,538
Goodwill	20,578	7,414	253,185	—	281,177
Other long-term assets	47,512	6,273	147,035	(5,682)	195,138
Intercompany receivable	59,152	—	680,937	(740,089)	—
Investment in subsidiaries	1,688,163	—	—	(1,688,163)	—
Total	$2,459,527	$126,486	$1,894,061	$(2,433,934)	$2,046,140
LIABILITIES AND EQUITY
Accounts payable	$41,488	$21,833	$94,275	$—	$157,596
Accrued expenses	55,181	6,200	75,032	—	136,413
Current portion of long-term debt	119	—	5,000	—	5,119
Total current liabilities	96,788	28,033	174,307	—	299,128
Long-term debt	692,459	—	187	—	692,646
Intercompany payable	662,927	77,163	—	(740,090)	—
Losses in excess of investment in subsidiaries	—	—	26,248	(26,248)	—
Other long-term obligations	8,604	—	52,142	(5,682)	55,064
Total Central Garden & Pet shareholders’ equity	998,749	20,737	1,641,177	(1,661,914)	998,749
Noncontrolling interest		553	—		553
Total equity	998,749	21,290	1,641,177	(1,661,914)	999,302
Total	$2,459,527	$126,486	$1,894,061	$(2,433,934)	$2,046,140

	CONSOLIDATING CONDENSED BALANCE SHEET
	March 31, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$123,840	$7,170	$1,255	$—	$132,265
Restricted cash	13,948	—	—	—	13,948
Accounts receivable, net	132,218	19,938	242,995	—	395,151
Inventories	137,108	43,438	284,976	—	465,522
Prepaid expenses and other	6,157	2,086	18,434	—	26,677
Total current assets	413,271	72,632	547,660	—	1,033,563
Land, buildings, improvements and equipment, net	35,314	34,632	140,617	—	210,563
Goodwill	15,058	—	253,185	—	268,243
Other long-term assets	56,612	14,642	132,916	(12,576)	191,594
Intercompany receivable	54,117	—	610,760	(664,877)	—
Investment in subsidiaries	1,539,309	—	—	(1,539,309)	—
Total	$2,113,681	$121,906	$1,685,138	$(2,216,762)	$1,703,963
LIABILITIES AND EQUITY
Accounts payable	$48,659	$19,752	$82,564	$—	$150,975
Accrued expenses	63,951	5,303	47,160	—	116,414
Current portion of long-term debt	—	—	20	—	20
Total current liabilities	112,610	25,055	129,744	—	267,409
Long-term debt	690,947	—	137		691,084
Intercompany payable	597,619	67,258	—	(664,877)	—
Losses in excess of investment in subsidiaries	—	—	25,228	(25,228)	—
Other long-term obligations	7,997	—	44,947	(12,576)	40,368
Total Central Garden & Pet shareholders’ equity (deficit)	704,508	28,999	1,485,082	(1,514,081)	704,508
Noncontrolling interest	—	594	—	—	594
Total equity	704,508	29,593	1,485,082	(1,514,081)	705,102
Total	$2,113,681	$121,906	$1,685,138	$(2,216,762)	$1,703,963

	CONSOLIDATING CONDENSED BALANCE SHEET
	September 29, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$474,210	$6,005	$1,891	$—	$482,106
Restricted cash	10,899	—	—	—	10,899
Accounts receivable, net	94,657	9,647	171,604	—	275,908
Inventories	123,178	32,556	272,089	—	427,823
Prepaid expenses and other assets	6,304	1,455	12,803	—	20,562
Total current assets	709,248	49,663	458,387	—	1,217,298
Land, buildings, improvements and equipment, net	33,484	33,840	150,323	—	217,647
Goodwill	20,578	7,414	253,185	—	281,177
Other long-term assets	62,199	7,469	133,145	(11,726)	191,087
Intercompany receivable	40,365	—	769,886	(810,251)	—
Investment in subsidiaries	1,618,378	—	—	(1,618,378)	—
Total	$2,484,252	$98,386	$1,764,926	$(2,440,355)	$1,907,209
LIABILITIES AND EQUITY
Accounts payable	$33,122	$4,759	$72,378	$—	$110,259
Accrued expenses and other liabilities	44,142	4,746	53,695	—	102,583
Current portion of long term debt	116	—	6	—	122
Total current liabilities	77,380	9,505	126,079	—	212,964
Long-term debt	691,869	—	162	—	692,031
Intercompany payable	753,933	56,318	—	(810,251)	—
Losses in excess of investment in subsidiaries	—	—	25,036	(25,036)	—
Other long-term obligations	8,621	—	52,485	(11,726)	49,380
Total Central Garden & Pet shareholders’ equity (deficit)	952,449	32,178	1,561,164	(1,593,342)	952,449
Noncontrolling interest	—	385	—	—	385
Total equity	952,449	32,563	1,561,164	(1,593,342)	952,834
Total	$2,484,252	$98,386	$1,764,926	$(2,440,355)	$1,907,209

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Six Months Ended March 30, 2019
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used by operating activities	$(23,565)	$(17,128)	$(38,626)	$—	$(79,319)
Additions to property and equipment	(1,716)	(3,350)	(9,236)	—	(14,302)
Payments to acquire companies, net of cash acquired	(11,137)	—	—	—	(11,137)
Investments	(1,749)	—	—	—	(1,749)
Other investing activities	(368)	—	—	—	(368)
Intercompany investing activities	(18,788)	—	88,949	(70,161)	—
Net cash (used) provided by investing activities	(33,758)	(3,350)	79,713	(70,161)	(27,556)
Repayments of long-term debt	(3)	—	(36,463)	—	(36,466)
Repurchase of common stock	(3,739)	—	—	—	(3,739)
Payment of contingent consideration liability	—	—	(66)	—	(66)
Intercompany financing activities	(91,005)	20,844	—	70,161	—
Net cash provided (used) by financing activities	(94,747)	20,844	(36,529)	70,161	(40,271)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(17)	(1)	—	(20)
Net increase (decrease) in cash, cash equivalents and restricted cash	(152,072)	349	4,557	—	(147,166)
Cash, cash equivalents and restricted cash at beginning of period	485,109	6,005	1,891	—	493,005
Cash, cash equivalents and restricted cash at end of period	$333,037	$6,354	$6,448	$—	$345,839

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Six Months Ended March 31, 2018
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used by operating activities	$(36,868)	$(11,840)	$(38,863)	$(6,387)	$(93,958)
Additions to property, plant and equipment	(4,923)	(494)	(12,149)	—	(17,566)
Payments to acquire companies, net of cash acquired	(63,372)	—	—	—	(63,372)
Investments	(6,555)	—	—	—	(6,555)
Other investing activities	(2,180)	—	—	—	(2,180)
Intercompany investing activities	(17,512)	—	51,377	(33,865)	—
Net cash (used) provided by investing activities	(94,542)	(494)	39,228	(33,865)	(89,673)
Repayments under revolving line of credit	(23,000)	—	—	—	(23,000)
Borrowings under revolving line of credit	23,000	—	—	—	23,000
Repayments of long-term debt	—	—	(360)	—	(360)
Issuance of long-term debt	300,000	—	—	—	300,000
Payment of financing costs	(4,765)	—	—	—	(4,765)
Repurchase of common stock	(8,473)	—	—	—	(8,473)
Distribution to parent	—	(6,387)	—	6,387	—
Distribution to noncontrolling interest	—	(1,597)	—	—	(1,597)
Payment of contingent consideration	—	—	(123)	—	(123)
Intercompany financing activities	(49,789)	15,924	—	33,865	—
Net cash provided (used) by financing activities	236,973	7,940	(483)	40,252	284,682
Effect of exchange rates on cash, cash equivalents and restricted cash	342	(129)	(93)	—	120
Net increase (decrease) in cash, cash equivalents and restricted cash	105,905	(4,523)	(211)	—	101,171
Cash, cash equivalents and restricted cash at beginning of period	31,883	11,693	1,466	—	45,042
Cash, cash equivalents and restricted cash at end of period	$137,788	$7,170	$1,255	$—	$146,213

13.	Contingencies

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

Recent Developments
Fiscal 2019 Second Quarter Financial Performance:

•
Net sales increased $60.6 million, or 9.9%, from the prior year quarter to $673.7 million due primarily to the inclusion of three acquisitions that were not part of the second quarter fiscal 2018 results. Pet segment sales increased $16.5 million, and Garden segment sales increased $44.1 million.

•	Organic net sales increased 2.1%. Organic net sales were relatively flat in our Pet segment and increased 4.4% in our Garden segment.

•	Gross profit increased $11.6 million, although gross margin declined 110 basis points to 30.6%, due primarily to the three acquisitions.

•	Selling, general & administrative expense increased $15.2 million to $143.9 million.

•	Operating income declined $3.6 million, from the prior year quarter, to $62.2 million in the second quarter of fiscal 2019.

•
Our net income in the second quarter of fiscal 2019 was $42.4 million, or $0.73 per diluted share, compared to $45.2 million, or $0.86 per diluted share, in the second quarter of fiscal 2018. On a non-GAAP basis, adjusted net income per diluted share in the second quarter of fiscal 2019 was $0.72 compared to $0.86 per diluted share in the second quarter of fiscal 2018.

Arden Companies
In February 2019, the Company purchased the remaining 55% interest in Arden Companies, a manufacturer of outdoor cushions and pillows, for approximately $13.4 million. The Company remeasured its previously held investment interest at the acquisition date fair value and recorded a provisional non-cash gain of approximately $3.2 million as part of selling, general and administrative expense. Subsequent to the acquisition, approximately $36 million was used to eliminate most of the acquired long-term debt.
Intangible Asset Impairment
As a result of one of our retail customers exiting the live fish business, we recorded a non-cash $2.5 million intangible asset impairment within our live fish business, acquired in 2016, as part of selling, general and administrative expense.

Results of Operations
Three Months Ended March 30, 2019
Compared with Three Months Ended March 31, 2018

Net Sales
Net sales for the three months ended March 30, 2019 increased $60.6 million, or 9.9%, to $673.7 million from $613.1 million for the three months ended March 31, 2018. Organic net sales, which excludes the impact of acquisitions and divestitures in the last 12 months, increased $13.0 million, or 2.1%, as compared to the fiscal 2018 quarter. Our branded product sales increased $45.6 million, and sales of other manufacturers’ products increased $15.0 million.
Pet net sales increased $16.5 million, or 5.1%, to $338.2 million for the three months ended March 30, 2019 from $321.7 million for the three months ended March 31, 2018. The increase in net sales was due primarily to sales from our acquisition of General Pet Supply in fiscal 2018. Organic net sales were relatively flat, increasing $0.2 million. Increased sales in our live fish and our dog and cat businesses were partially offset by a decline in animal health sales. The increases were primarily volume-based but price increases effective in 2019 were also a contributing factor. One of our retail customers is exiting the live fish category, and we expect our live fish business to have lower sales for the remainder of fiscal 2019. The decline in our animal health sales was due primarily to lower sales of pet behavior modification products, impacted by a new market entrant and product performance issues, and professional products, impacted by weather and inventory challenges. Pet branded product sales increased $2.6 million, and sales of other manufacturers' products increased $13.9 million.
Garden net sales increased $44.1 million, or 15.1%, to $335.5 million for the three months ended March 30, 2019 from $291.4 million for the three months ended March 31, 2018. The increase in net sales was due to sales from recent acquisitions of $31.3 million and higher organic sales, which increased $12.8 million, or 4.4%. We acquired Bell Nursery in fiscal 2018 and Arden in fiscal 2019. The increase in organic sales was due primarily to increased sales in grass seed, which benefited from the launch of a new product, and wild bird feed. The increased sales were primarily volume-based but were also positively impacted by price increases in 2019. Garden branded sales increased $43.0 million, due to acquisitions and organic growth, and sales of other manufacturers' products increased $1.1 million.
Gross Profit
Gross profit for the three months ended March 30, 2019 increased $11.6 million, or 6.0%, to $206.1 million from $194.5 million for the three months ended March 31, 2018. Both the Pet and Garden segments contributed to the increase in gross profit. Gross margin declined 110 basis points to 30.6% for the three months ended March 30, 2019 from 31.7% for the three months ended March 31, 2018, due primarily to the impact of our three recent acquisitions.

The gross profit increase in Pet was due primarily to the acquisition of General Pet supply in fiscal 2018 and the price increases taken in 2019 to offset increased costs. The Pet gross margin improvement was due primarily to the pricing actions taken to offset increased costs and increased sales in our dog and cat business, partially offset by the lower gross margin of the General Pet supply distribution business acquired in the third quarter of fiscal 2018.
The gross profit increase in Garden was due to the organic sales increase and the acquisition of Arden in February 2019. Gross margin decreased due primarily to our acquisitions of Bell Nursery and Arden and increased grass seed commodity costs. The second quarter is unprofitable for our live-plant business, Bell Nursery, which only earns a profit in our third fiscal quarter. The Arden gross margin was negatively impacted by the mark-up of the acquired inventory resulting from purchase price accounting.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $15.2 million, or 11.8%, to $143.9 million for the three months ended March 30, 2019 from $128.7 million for the three months ended March 31, 2018. Selling, general and administrative expenses increased in both operating segments, due primarily to businesses acquired in the last 12 months. As a percentage of net sales, selling, general and administrative expenses increased to 21.4% for the three months ended March 30, 2019, compared to 21.0% in the comparable prior year quarter.
Selling and delivery expense increased $2.3 million, or 3.3%, to $71.9 million for the three months ended March 30, 2019 from $69.6 million for the three months ended March 31, 2018. Selling and delivery expense increased due primarily to our three recent acquisitions and increased delivery expenses due to higher transportation costs.
Warehouse and administrative expense increased $12.9 million, or 21.8%, to $72.0 million for the three months ended March 30, 2019 from $59.1 million for the three months ended March 31, 2018 primarily due to our three recent acquisitions. Corporate expenses increased due primarily to expenses to implement the new GAAP lease standard we will adopt beginning fiscal 2020. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income decreased $3.6 million to $62.2 million for the three months ended March 30, 2019 from $65.8 million for the three months ended March 31, 2018. The decreased operating income and lower operating margin were attributable to a lower gross margin and increased selling, general and administrative expense as a percentage of net sales. Excluding the impact of our three recent acquisitions and the intangible asset impairment charge, operating income increased for the quarter ended March 30, 2019. Operating margin decreased to 9.2% for the three months ended March 30, 2019 from 10.7% for the three months ended March 31, 2018 due to a 110 basis point decline in gross margin, and a 40 basis point increase in selling, general and administrative expense as a percentage of net sales, both impacted by our three recent acquisitions, in the current year quarter.
Pet operating income decreased $5.8 million, or 17.7%, to $27.0 million for the three months ended March 30, 2019 from $32.8 million for the three months ended March 31, 2018. Increased sales of $16.5 million were more than offset by a lower gross margin and increased selling, general and administrative expense, which includes a $2.5 million non-cash intangible asset impairment charge. Pet operating margin decreased to 8.0% for the three months ended March 30, 2019 from 10.2% for the three months ended March 31, 2018 due to the impact of our acquisition of General Pet Supply, a distribution business with lower operating margins than our manufacturing businesses, a less favorable mix of organic sales due primarily to the animal health sales decrease, higher transportation costs and a $2.5 million non-cash intangible asset impairment charge within our live fish business.
Garden operating income increased $2.7 million, or 5.1%, to $53.4 million for the three months ended March 30, 2019 from income of $50.7 million for the three months ended March 31, 2018. Garden non-GAAP operating income decreased $0.6 million, or 1.2%, to $50.1 million for the three months ended March 30, 2019 from $50.7 million for the three months ended March 31, 2018, as increased sales were offset by a lower gross margin and increased selling, general and administrative expenses. The decrease in Garden operating income was due to our recent acquisition of Bell Nursery. Bell Nursery is in the live garden goods business and is subject to extreme seasonality, only generating income in the third quarter while typically incurring losses in the other three quarters.
Corporate operating expense increased $0.5 million to $18.2 million in the current year quarter from $17.7 million in the fiscal 2018 quarter due primarily to expenses incurred to implement the new GAAP lease standard.

Net Interest Expense
Net interest expense for the three months ended March 30, 2019 decreased $1.5 million, or 15.1%, to $8.4 million from $9.9 million for the three months ended March 31, 2018. The decrease in net interest expense was due to increased interest income from earnings on excess cash due to our higher cash balance during the quarter.
Debt outstanding on March 30, 2019 was $697.8 million compared to $691.1 million at March 31, 2018.
Other Income
Other income is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other income decreased $1.0 million to $0.5 million for the quarter ended March 30, 2019, from $1.5 million for the quarter ended March 31, 2018. The decrease in other income was due primarily to our purchase of the remaining 55% ownership interest in Arden in February 2019. Consequently, the second quarter of fiscal 2019 includes only one month of equity method earnings for Arden compared to three months included in the fiscal 2018 quarter.
Income Taxes
Our effective income tax rate was 21.3% for the quarter ended March 30, 2019 compared 20.3% for the quarter ended March 31, 2018. The higher effective income tax rate in the current year quarter was due primarily to lower excess tax benefits from stock compensation in the current year quarter. We believe this will continue for the remainder of fiscal 2019 resulting in a higher effective income tax rate for the remaining quarters as compared to the prior year quarters, excluding the impact of the Tax Reform Act on our deferred tax accounts in fiscal 2018.
Net Income and Earnings Per Share
Our net income in the second quarter of fiscal 2019 was $42.4 million, or $0.73 per diluted share, compared to $45.2 million, or $0.86 per diluted share, in the second quarter of fiscal 2018. Adjusting for the non-cash gain from the fair value remeasurement of our previously held investment interest upon our acquisition of the remaining 55% interest of Arden and for the non-cash charge for the intangible asset impairment in our Pet segment, our non-GAAP net income in the second quarter of fiscal 2019 was $41.9 million, or $0.72 per diluted share, compared to $0.86 per diluted share in the prior year quarter.

Six Months Ended March 30, 2019
Compared with Six Months Ended March 31, 2018
Net Sales
Net sales for the six months ended March 30, 2019 increased $80.6 million, or 7.6%, to $1,135.7 million from $1,055.1 million for the six months ended March 31, 2018. Organic net sales increased $5.7 million, or 0.5%, as compared to the prior year six month period. Our branded product sales increased $50.1 million, and sales of other manufacturers’ products increased $30.5 million.
Pet net sales increased $31.9 million, or 4.9%, to $678.6 million for the six months ended March 30, 2019 from $646.7 million for the six months ended March 31, 2018. The increase in net sales was due to sales from our acquisition of General Pet Supply in fiscal 2018. Organic net sales declined $1.6 million, or 0.2%, due primarily to lower sales in our animal health business due to lower sales of pet behavior modification products, impacted by a new market entrant and product performance issues, and a soft flea and tick season and lower sales into the professional channel due to weather and inventory challenges. The decrease in animal health was partially offset by increased sales in our live fish and dog and cat businesses. Pet branded sales increased $1.6 million, and sales of other manufacturer's products increased $30.3 million.
Garden net sales increased $48.7 million, or 11.9%, to $457.1 million for the six months ended March 30, 2019 from $408.4 million for the six months ended March 31, 2018. The increase in net sales was due to both sales of $41.4 million from our recent acquisitions, Bell Nursery in fiscal 2018 and Arden in fiscal 2019, and a $7.3 million increase in organic net sales. The increase in organic sales was due primarily to increased sales in grass seed, which benefited from the launch of a new product, 2019 price increases, and volume-based increases in wild bird feed sales. These increases were partially offset by decreased sales in our controls and fertilizer products due to the timing of orders. Garden branded sales increased $48.5 million, and sales of other manufacturers’ products increased $0.2 million.
Gross Profit

Gross profit for the six months ended March 30, 2019 increased $9.9 million, or 3.0%, to $336.2 million from $326.3 million for the six months ended March 31, 2018. The Pet segment was the primary driver of the gross profit increase, although both operating segments contributed to the increased gross profit. Gross margin decreased 130 basis points to 29.6% for the six months ended March 30, 2019 from 30.9% for the six months ended March 31, 2018. The gross margin decrease was primarily attributable to Garden although Pet had a minor decline in gross margin. The gross margin for the six month period was negatively impacted by the lack of price increases in our fiscal first quarter as the price increases predominantly did not go into effect until our fiscal second quarter of 2019.
In the Pet segment, the acquisition of General Pet Supply positively impacted Pet’s gross profit due to the increase in net sales but negatively impacted Pet’s gross margin as it is a distribution business and operates with lower margins. The decline in our animal health sales also had an adverse impact on Pet’s gross margin due to the lower sales volume and its impact on Pet’s sales mix.
In the Garden segment, the acquisition of Arden positively impacted Garden’s gross profit due to the increase in net sales. The Garden gross margin was negatively impacted by the acquisitions of Bell Nursery and Arden, as well as the impact of the lower sales volume in our controls and fertilizer business.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $25.9 million, or 10.9%, to $263.9 million for the six months ended March 30, 2019 from $238.0 million for the six months ended March 31, 2018. As a percentage of net sales, selling, general and administrative expenses increased to 23.2% for the six months ended March 30, 2019, from 22.6% for the comparable prior year six month period. Both operating segments reflected increased selling, general and administrative expenses in the current year six month period as compared to the prior year six month period.
Selling and delivery expense increased $9.1 million, or 7.4%, to $132.6 million for the six months ended March 30, 2019 from $123.5 million for the six months ended March 31, 2018. The increase was due primarily to recent acquisitions and secondarily to increased delivery expenses resulting from increased freight costs.
Warehouse and administrative expense increased $16.8 million, or 14.7%, to $131.3 million for the six months ended March 30, 2019 from $114.5 million for the six months ended March 31, 2018. Increased expense in both operating segments was due primarily to our three recent acquisitions. The decrease at Corporate was due primarily to lower medical insurance costs partially offset by expenses incurred to implement the new GAAP lease standard we will adopt beginning fiscal 2020. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and information technology functions.
Operating Income
Operating income decreased $16.0 million to $72.3 million for the six months ended March 30, 2019 from $88.3 million for the six months ended March 31, 2018. Our operating margin declined to 6.4% for the six months ended March 30, 2019 from 8.4% for the six months ended March 31, 2018. Increased sales of $80.6 million, were more than offset by a 130 basis point decline in gross margin and a 60 basis point increase in selling, general and administrative expense as a percent of net sales. Adjusting for the non-cash gain from the fair value remeasurement of our previously held investment interest upon our acquisition of the remaining 55% interest of Arden and for the non-cash charge for the intangible asset impairment in our Pet segment, our non-GAAP operating income decreased $16.6 million to $71.7 million for the six months ended March 30, 2019 from $88.3 million for the six months ended March 31, 2018.
Pet operating income declined $12.3 million, or 17.8%, to $56.7 million for the six months ended March 30, 2019 from $69.0 million for the six months ended March 31, 2018. Adjusting for the $2.5 million intangible asset impairment in fiscal 2019, operating income decreased $9.7 million and the operating margin was 8.7% for the six months ended March 30, 2019. The decrease was due to a lower gross margin and higher selling, general and administrative expense due primarily to our acquisition of General Pet Supply and the decreased sales and its impact on margin and mix in our animal health business.
Garden operating income declined $4.3 million, or 8.1%, to $48.7 million for the six months ended March 30, 2019 from $53.0 million in the six months ended March 31, 2018. Adjusting for the non-cash gain from the fair value remeasurement of our previously held investment interest upon our acquisition of the remaining 55% interest of Arden, operating income decreased $7.5 million to $45.5 million in the six month period ended March 30, 2019 compared to $53.0 million in the six month period ended March 31, 2018. The decrease in operating income was due primarily to our Bell Nursery acquisition and the decrease in operating margin due to both of our recent acquisitions.
Corporate operating expenses decreased $0.6 million to $33.1 million in the current six month period from $33.7 million in the comparable fiscal 2018 period due primarily to decreased medical insurance expense.

Net Interest Expense
Net interest expense for the six months ended March 30, 2019 decreased $0.6 million, or 3.7%, to $16.5 million from $17.1 million for the six months ended March 31, 2018. Increased interest expense incurred in our fiscal 2019 first quarter, due to higher average debt outstanding, was more than offset by increased interest income in our fiscal 2019 second quarter. In December 2017, we issued $300 million aggregate principal amount of 5.125% senior notes due February 2028.
Debt outstanding on March 30, 2019 was $697.8 million compared to $691.1 million as of March 31, 2018. Our average borrowing rate for the current six month period was 5.8% compared to from 5.7% for the prior year six month period.
Other Income
Other income increased $1.9 million to income of $0.3 million for the six months ended March 30, 2019, from an expense of $1.6 million for the six months ended March 31, 2018. Lower losses from one of our start-up business investments were partially offset by lower income from Arden due to our purchase of the remaining 55% ownership interest in February 2019. Other expense is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses.
Income Taxes
Our effective income tax rate was 21.0% for the six month period ended March 30, 2019 compared to an income tax benefit for the six month period ended March 31, 2018. The prior year six month period included a provisional tax benefit of $16.3 million, due to the remeasurement of our deferred tax accounts upon the enactment of the Tax Reform Act.
In the prior year six month period, after adjusting for the provisional tax benefit of $16.3 million, our effective income tax rate was 19.7% compared to our effective income tax rate of 21.0% in the current year six month period. The higher effective income tax rate in the current year quarter was due primarily to lower excess tax benefits from stock compensation in the current year quarter.
Net Income and Earnings Per Share
Our net income for the six months ended March 30, 2019 was $44.2 million, or $0.76 per diluted share, compared to $71.5 million, or $1.36 per diluted share, for the six months ended March 31, 2018.
In the prior year six month period, the provisional impact of the Tax Reform Act on our deferred tax accounts was significant. Adjusting the six month period ended March 30, 2019 for the non-cash gain from the fair value remeasurement of our previously held investment interest upon our acquisition of the remaining 55% interest of Arden and for the non-cash charge for the intangible asset impairment in our Pet segment and the six month period ended March 31, 2018 for the provisional impact of the Tax Reform Act on our deferred tax accounts, non-GAAP net income for the fiscal 2019 six month period was $43.7 million, or $0.75 per diluted share, compared to $55.1 million, or $1.05 per diluted share in the fiscal 2018 six month period. The decline in the six month period in net income and earnings per share were due primarily to our acquisition of Bell Nursery, which is highly seasonal and incurred losses in the first and second quarters of fiscal 2019, which were not part of our prior year period, and increased shares outstanding due to our prior year equity offering.

Use of Non-GAAP Financial Measures
We report our financial results in accordance with U.S. generally accepted accounting principles (GAAP). However, to supplement the financial results prepared in accordance with GAAP, we use non-GAAP financial measures including non-GAAP net sales and operating income on a consolidated and segment basis, and non-GAAP net income and diluted net income per share. Management believes these non-GAAP financial measures that exclude the impact of specific items (described below) may be useful to investors in their assessment of our ongoing operating performance and provide additional meaningful comparisons between current results and results in prior operating periods.
EBITDA is defined by us as income before income tax, net other expense, net interest expense and depreciation and amortization. We present EBITDA because we believe that EBITDA is a useful supplemental measure in evaluating the cash flows and performance of our business and provides greater transparency into our results of operations. EBITDA is used by our management to perform such evaluation. EBITDA should not be considered in isolation or as substitutes for cash flow from operations, income from operations or other income statement measure prepared in accordance with GAAP. We believe that EBITDA is frequently used by investors, securities analysts and other interested parties in their evaluation of companies, many of which present EBITDA when reporting their results. Other companies may calculate EBITDA differently, it may not be comparable.
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
Non-GAAP financial measures reflect adjustments based on the following items:

•
Gains from the fair value remeasurement of previously held investment interests: we have excluded the impact of the fair value remeasurement of a previously held investment interest as it represents an infrequent transaction that occurs in limited circumstances that impacts the comparability between operating periods. We believe the adjustment of these gains supplements the GAAP information with a measure that may be used to assess the sustainability of our operating performance.

•
Asset impairment charges: we have excluded the impact of asset impairments on intangible assets as such non-cash amounts are inconsistent in amount and frequency. We believe that the adjustment of these charges supplements the GAAP information with a measure that can be used to assess the sustainability of our operating performance.

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
The non-GAAP adjustments reflect the following:

(1)
During the second quarter of fiscal 2019, we recorded a preliminary, pending the finalization of the related purchase accounting, non-cash $3.2 million gain in our Garden segment from the fair value remeasurement of our previously held 45% interest in Arden upon our acquisition of the remaining 55% interest. The gain was recorded as part of selling, general and administrative costs in the condensed consolidated statements of operations.

(2)
During the second quarter of fiscal 2019, we recognized a non-cash impairment charge in our Pet segment of $2.5 million related to the impairment of intangible assets caused by a retail customer exiting the live fish business. The adjustment was recorded as part of selling, general and administrative costs.

(3)
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

Operating Income Reconciliation		GAAP to Non-GAAP Reconciliation (in thousands) For the Three Months Ended		GAAP to Non-GAAP Reconciliation (in thousands) For the Six Months Ended
		Consolidated		Consolidated
		March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
GAAP operating income		$62,153	$65,786	$72,334	$88,307
Previously held investment interest fair value remeasurement	(1)	(3,215)	—	(3,215)	—
Intangible asset impairment	(2)	2,540	—	2,540	—
Non-GAAP operating income		$61,478	$65,786	$71,659	$88,307

Pet Segment Operating Income Reconciliation		GAAP to Non-GAAP Reconciliation (in thousands) For the Three Months Ended		GAAP to Non-GAAP Reconciliation (in thousands) For the Six Months Ended
		Pet		Pet
		March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
GAAP operating income		$26,984	$32,784	$56,739	$68,960
Intangible asset impairment	(2)	2,540	—	2,540	—
Non-GAAP operating income		$29,524	$32,784	$59,279	$68,960

Garden Segment Operating Income Reconciliation		GAAP to Non-GAAP Reconciliation (in thousands) For the Three Months Ended		GAAP to Non-GAAP Reconciliation (in thousands) For the Six Months Ended
		Garden		Garden
		March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
GAAP operating income		$53,355	$50,746	$48,718	$53,046
Previously held investment interest fair value remeasurement	(1)	(3,215)	—	(3,215)	—
Non-GAAP operating income		$50,140	$50,746	$45,503	$53,046

		GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Three Months Ended
Net Income and Diluted Net Income Per Share Reconciliation		March 30, 2019	March 31, 2018
GAAP net income attributable to Central Garden & Pet		$42,391	$45,234
Previously held investment interest fair value remeasurement	(1)	(3,215)	—
Intangible asset impairment	(2)	2,540	—
Tax effect of remeasurement and impairment		144	—
Non-GAAP net income attributable to Central Garden & Pet		41,860	45,234
GAAP diluted net income per share		$0.73	$0.86
Non-GAAP diluted net income per share		$0.72	$0.86
Shares used in GAAP and non-GAAP diluted net earnings per share calculation		58,026	52,658

		GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Six Months Ended
Net Income and Diluted Net Income Per Share Reconciliation		March 30, 2019	March 31, 2018
GAAP net income attributable to Central Garden & Pet		$44,194	$71,481
Previously held investment interest fair value remeasurement	(1)	(3,215)	—
Intangible asset impairment	(2)	2,540	—
Tax effect of remeasurement and impairment		142	—
Tax effect of revaluation of deferred tax amounts	(3)	—	16,343
Non-GAAP net income attributable to Central Garden & Pet		$43,661	$55,138
GAAP diluted net income per share		$0.76	$1.36
Non-GAAP diluted net income per share		$0.75	$1.05
Shares used in GAAP and non-GAAP diluted net earnings per share calculation		58,013	52,693

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

	GAAP to Non-GAAP Reconciliation (in millions) For the Three Months Ended March 30, 2019
	Consolidated		Pet Segment		Garden Segment
		Percent change		Percent change		Percent change

Reported net sales - Q2 FY19 (GAAP)	$673.7		$338.2		$335.5
Reported net sales - Q2 FY18 (GAAP)	613.1		321.7		291.4
Increase in net sales	60.6	9.9%	16.5	5.1%	44.1	15.1%
Effect of acquisition and divestitures on increase in net sales	47.6		16.3		31.3
Increase in organic net sales - Q2 2019	$13.0	2.1%	$0.2	0.1%	$12.8	4.4%

	GAAP to Non-GAAP Reconciliation (in millions) For the Six Months Ended March 30, 2019
	Consolidated		Pet Segment		Garden Segment
		Percent change		Percent change		Percent change
Reported net sales - Q2 FY19 YTD (GAAP)	$1,135.7		$678.6		$457.1
Reported net sales - Q2 FY18 YTD (GAAP)	1,055.1		646.7		408.4
Increase in net sales	80.6	7.6%	31.9	4.9%	48.7	11.9%
Effect of acquisition and divestitures on increase in net sales	74.9		33.5		41.4
Increase (decrease) in organic net sales - Q2 2019 YTD	$5.7	0.5%	$(1.6)	(0.2)%	$7.3	1.8%

EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Three Months Ended March 30, 2019
	Garden	Pet	Corp	Total
Net income attributable to Central Garden & Pet	—	—	—	$42,391
Interest expense, net	—	—	—	8,385
Other income	—	—	—	(500)
Income tax expense	—	—	—	11,546
Net income attributable to noncontrolling interest	—	—	—	331
Sum of items below operating income	—	—	—	19,762
Income (loss) from operations	$53,355	$26,984	$(18,186)	$62,153
Depreciation & amortization	2,312	8,039	1,526	11,877
EBITDA	$55,667	$35,023	$(16,660)	$74,030

EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Three Months Ended March 31, 2018
	Garden	Pet	Corp	Total
Net income attributable to Central Garden & Pet	—	—	—	$45,234
Interest expense, net	—	—	—	9,882
Other income	—	—	—	(1,505)
Income tax expense	—	—	—	11,643
Net income attributable to noncontrolling interest	—	—	—	532
Sum of items below operating income	—	—	—	20,552
Income (loss) from operations	$50,746	$32,784	$(17,744)	$65,786
Depreciation & amortization	1,707	6,944	2,471	11,122
EBITDA	$52,453	$39,728	$(15,273)	$76,908

EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Six Months Ended March 30, 2019
	Garden	Pet	Corp	Total
Net income attributable to Central Garden & Pet	—	—	—	$44,194
Interest expense, net	—	—	—	16,462
Other income	—	—	—	(308)
Income tax benefit	—	—	—	11,819
Net income attributable to noncontrolling interest	—	—	—	167
Sum of items below operating income	—	—	—	28,140
Income (loss) from operations	$48,718	$56,739	$(33,123)	$72,334
Depreciation & amortization	5,138	16,095	2,996	24,229
EBITDA	$53,856	$72,834	$(30,127)	$96,563

EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Six Months Ended March 31, 2018
	Garden	Pet	Corp	Total
Net income attributable to Central Garden & Pet	—	—	—	$71,481
Interest expense, net	—	—	—	17,100
Other income (expense)	—	—	—	1,584
Income tax benefit	—	—	—	(2,593)
Net income attributable to noncontrolling interest	—	—	—	735
Sum of items below operating income	—	—	—	16,826
Income (loss) from operations	$53,046	$68,960	$(33,699)	$88,307
Depreciation & amortization	3,276	14,089	4,920	22,285
EBITDA	$56,322	$83,049	$(28,779)	$110,592

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
During fiscal 2018, costs increased in a number of areas, including raw materials, freight and labor. We took certain pricing actions, which generally became effective in January 2019, to offset the impact of these inflationary pressures and plan to do so in the year ahead as well.
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

Operating Activities
Net cash used by operating activities decreased by $14.7 million, from $94.0 million of cash used for the six months ended March 31, 2018, to $79.3 million of cash used for the six months ended March 30, 2019. The decrease in cash used was due primarily to changes in our working capital accounts for the period ended March 30, 2019, as compared to the prior year period.
Investing Activities
Net cash used in investing activities decreased $62.1 million, from $89.7 million for the six months ended March 31, 2018 to $27.6 million during the six months ended March 30, 2019. The decrease in cash used in investing activities was due primarily to decreased investment and acquisition activity as well as lower capital expenditures in the current year compared to the prior year. During the second quarter of fiscal 2019, we acquired the remaining 55% interest in Arden Companies for approximately $11 million. During the second quarter of fiscal 2018, we acquired Bell Nurseries for approximately $62 million. Furthermore, during the six months ended March 30, 2019, we made fewer investments and capital expenditures than in the comparable prior year period.
Financing Activities
Net cash provided by financing activities decreased $325.0 million, from $284.7 million of cash provided for the six months ended March 31, 2018, to $40.3 million of cash used for the six months ended March 30, 2019. The decrease in cash provided by financing activities during the current year was due primarily to our December 2017 issuance of $300 million aggregate principal amount 5.125% senior notes due February 2028, partially offset by deferred financing costs of approximately $4.8 million associated with this issuance. Additionally, we repaid approximately $36 million of acquired long-term debt subsequent to our acquisition of Arden Companies during the six months ended March 30, 2019.
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
We believe that cash flows from operating activities, funds available under our asset backed loan facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital and capital expenditure requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be approximately $40 million in fiscal 2019.
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
At March 30, 2019, our total debt outstanding was $697.8 million, as compared with $691.1 million at March 31, 2018.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of March 30, 2019.
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
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of March 30, 2019.
Asset-Based Loan Facility Amendment
In April 2016, we entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if we exercise the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on April 22, 2021. We may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of March 30, 2019, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $8.2 million outstanding as of March 30, 2019.
The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of March 30, 2019, the borrowing base and remaining borrowing availability was $374.0 million. Borrowings under the Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on our consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25% - 1.5%, and was 1.25% as of March 30, 2019, and such applicable margin for Base Rate borrowings fluctuates between 0.25% - 0.5%, and was 0.25% as of March 30, 2019. As of March 30, 2019, the applicable interest rate related to Base Rate borrowings was 5.8%, and the applicable interest rate related to LIBOR-based borrowings was 3.8%.
We incurred approximately $1.2 million of debt issuance costs in conjunction with this transaction, which included underwriter fees, legal and accounting expenses. The debt issuance costs will be amortized over the term of the Credit Facility.
The Credit Facility contains customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all of our assets. We were in compliance with all financial covenants under the Credit Facility during the period ended March 30, 2019.
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

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and principal financial officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of March 30, 2019.
(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and our principal financial officer have evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2019. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

There have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the fiscal year ended September 29, 2018, except as set forth below.
Our success depends upon our retaining and recruiting key personnel.
Our performance is substantially dependent upon the continued services of our senior management team. The loss of the services of these persons could have a material adverse effect on our business. In February 2019, George C. Roeth, our President and Chief Executive Officer, announced his intent to retire in September 2019. Our future performance depends on our ability to attract and retain skilled employees, including a new Chief Executive Officer. We cannot assure you that we will be able to retain our existing personnel or attract additional qualified employees in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended March 30, 2019 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
December 30, 2018 - February 2, 2019	17,610	(2)	$35.84	—	$34,968,000
February 3, 2019 - March 2, 2019	31,703	(2)	$27.38	—	$34,968,000
March 3, 2019 - March 30, 2019	10,690	(2)	$25.38	—	$34,968,000
Total	60,003		$29.51	—	$34,968,000

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

4.1
Ninth Supplemental Indenture, dated effective as of March 30, 2019, by Arden Companies, LLC, a Michigan limited liability company (the “Subsidiary Guarantor”), a direct subsidiary of Central Garden & Pet Company, aDelaware corporation (the “Company”), the Company, the other Guarantors (as defined in theIndenture referred to herein) and Wells Fargo Bank, National Association, as trustee.

10.1*	Amended and Restated Post Employment Consulting Agreement as of February 13, 2019 by and between the Company and George Roeth.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: May 7, 2019

/s/ GEORGE C. ROETH
George C. Roeth
President and Chief Executive Officer
(Principal Executive Officer)

/s/ NICHOLAS LAHANAS
Nicholas Lahanas
Chief Financial Officer
(Principal Financial Officer)