Form 10-Q
period 2019-06-29
CENTRAL GARDEN & PET CO
filed 2019-08-02
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
or

☐	TRANSITION REPORT PURSUANT OF SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-33268

Delaware	68-0275553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CENT	The NASDAQ Stock Market LLC
Class A Common Stock	CENTA	The NASDAQ Stock Market LLC
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 26, 2019	12,145,135
Class A Common Stock Outstanding as of July 26, 2019	43,960,182
Class B Stock Outstanding as of July 26, 2019	1,652,262

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

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 29, 2019	June 30, 2018	September 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$445,632	$204,388	$482,106
Restricted cash	10,924	13,978	10,899
Short term investments	119	—	—
Accounts receivable (less allowance for doubtful accounts of $15,875, $22,021 and $24,125)	395,581	348,781	275,908
Inventories, net	464,917	428,007	427,823
Prepaid expenses and other	32,453	26,735	20,562
Total current assets	1,349,626	1,021,889	1,217,298
Land, buildings, improvements and equipment—net	238,948	211,817	217,647
Goodwill	281,177	268,243	281,177
Other intangible assets—net	139,406	138,610	152,265
Other assets	55,761	67,846	38,822
Total	$2,064,918	$1,708,405	$1,907,209
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$137,668	$108,129	$110,259
Accrued expenses	141,029	122,897	102,583
Current portion of long-term debt	116	119	122
Total current liabilities	278,813	231,145	212,964
Long-term debt	692,948	691,741	692,031
Deferred taxes and other long-term obligations	58,834	40,798	49,380
Equity:
Common stock, $0.01 par value: 12,145,135 shares outstanding at June 29, 2019, June 30, 2018 and September 29, 2018	121	121	121
Class A common stock, $0.01 par value: 44,081,467, 38,373,324 and 43,953,265 shares outstanding at June 29, 2019, June 30, 2018 and September 29, 2018	440	384	439
Class B stock, $0.01 par value: 1,652,262 shares outstanding	16	16	16
Additional paid-in capital	589,849	392,412	590,168
Accumulated earnings	444,645	352,355	362,923
Accumulated other comprehensive loss	(1,426)	(1,153)	(1,218)
Total Central Garden & Pet Company shareholders’ equity	1,033,645	744,135	952,449
Noncontrolling interest	678	586	385
Total equity	1,034,323	744,721	952,834
Total	$2,064,918	$1,708,405	$1,907,209
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$706,575	$657,943	$1,842,266	$1,713,048
Cost of goods sold and occupancy	487,291	455,879	1,286,749	1,184,690
Gross profit	219,284	202,064	555,517	528,358
Selling, general and administrative expenses	150,413	141,245	414,312	379,232
Operating income	68,871	60,819	141,205	149,126
Interest expense	(10,676)	(10,597)	(31,930)	(28,577)
Interest income	2,178	584	6,970	1,464
Other income	180	2,126	488	542
Income before income taxes and noncontrolling interest	60,553	52,932	116,733	122,555
Income tax expense	14,212	11,395	26,031	8,802
Income including noncontrolling interest	46,341	41,537	90,702	113,753
Net income (loss) attributable to noncontrolling interest	189	(8)	356	727
Net income attributable to Central Garden & Pet Company	$46,152	$41,545	$90,346	$113,026
Net income per share attributable to Central Garden & Pet Company:
Basic	$0.81	$0.81	$1.58	$2.22
Diluted	$0.80	$0.79	$1.56	$2.15
Weighted average shares used in the computation of net income per share:
Basic	57,319	51,134	57,021	50,938
Diluted	57,985	52,575	57,937	52,670
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Income including noncontrolling interest	$46,341	$41,537	$90,702	$113,753
Other comprehensive income (loss):
Foreign currency translation	(146)	(480)	(208)	(202)
Total comprehensive income	46,195	41,057	90,494	113,551
Comprehensive income attributable to noncontrolling interest	189	(8)	356	727
Comprehensive income attributable to Central Garden & Pet Company	$46,006	$41,065	$90,138	$112,824
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$90,702	$113,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,311	34,872
Amortization of deferred financing costs	1,374	1,290
Stock-based compensation	10,444	8,567
Deferred income taxes	9,875	(13,447)
Loss (gain) on sale of property and equipment	58	(18)
Other	(281)	2,732
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	(93,775)	(101,608)
Inventories	(3,850)	(14,856)
Prepaid expenses and other assets	(239)	(14,290)
Accounts payable	19,728	(1,113)
Accrued expenses	23,268	216
Other long-term obligations	(1,811)	1,664
Net cash provided by operating activities	92,804	17,762
Cash flows from investing activities:
Additions to property and equipment	(20,888)	(27,003)
Payments to acquire companies, net of cash acquired	(41,158)	(86,777)
Investments	(1,758)	(8,048)
Other investing activities	(1,203)	(2,655)
Net cash used in investing activities	(65,007)	(124,483)
Cash flows from financing activities:
Repayments of long-term debt	(46,162)	(395)
Proceeds from issuance of long-term debt	—	300,000
Borrowings under revolving line of credit	—	23,000
Repayments under revolving line of credit	—	(23,000)
Repurchase of common stock, including shares surrendered for tax withholding	(17,796)	(12,942)
Payment of contingent consideration liability	(104)	(204)
Distribution to noncontrolling interest	(64)	(1,597)
Payment of financing costs	—	(4,770)
Net cash (used) provided by financing activities	(64,126)	280,092
Effect of exchange rate changes on cash and cash equivalents	(120)	(47)
Net increase (decrease) in cash, cash equivalents and restricted cash	(36,449)	173,324
Cash, cash equivalents and restricted cash at beginning of period	493,005	45,042
Cash, cash equivalents and restricted cash at end of period	$456,556	$218,366
Supplemental information:
Cash paid for interest	$34,277	$26,297
Cash paid for income taxes	$12,277	$18,474
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended June 29, 2019
(Unaudited)

1.	Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of June 29, 2019 and June 30, 2018, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income for the three and nine months ended June 29, 2019 and June 30, 2018 and the condensed consolidated statements of cash flows for the nine months ended June 29, 2019 and June 30, 2018 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
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
Due to the seasonal nature of the Company’s garden business, the results of operations for the three and nine months ended June 29, 2019 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2018 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 29, 2018 balance sheet presented herein was derived from the audited financial statements.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers cash and all highly liquid investments with an original maturity of three months or less at date of purchase to be cash and cash equivalents. Restricted cash includes cash and highly liquid instruments that are used as collateral for stand-alone letter of credit agreements related to normal business transactions. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of June 29, 2019, June 30, 2018 and September 29, 2018, respectively (in thousands).

	June 29, 2019	June 30, 2018	September 29, 2018
Cash and cash equivalents	$445,632	$204,388	$482,106
Restricted cash	10,924	13,978	10,899
Total cash, cash equivalents and restricted cash	$456,556	$218,366	$493,005

Revenue Recognition

Revenue Recognition and Nature of Products and Services

The Company manufactures, markets and distributes a wide variety of branded, private label and third-party pet and garden products to wholesalers, distributors and retailers, primarily in the United States. The majority of the Company’s revenue is generated from the sale of finished pet and garden products. The Company also recognizes a minor amount of non-product revenue (less than one percent of consolidated net sales) comprising third-party logistics services, merchandising services and royalty income from sales-based licensing arrangements. Product and non-product revenue is recognized when performance obligations under the terms of the contracts with customers are satisfied. The Company recognizes product revenue when control over the finished goods transfers to its customers, which generally occurs upon shipment to, or receipt at, customers’ locations, as determined by the specific terms of the contract. These revenue arrangements generally have single performance obligations. Non-product revenue is recognized as the services are provided to the customer in the case of third-party logistics services and merchandising services, or as third-party licensee sales occur for royalty income. Revenue, which includes shipping and handling charges billed to the customer, is reported net of variable consideration and consideration payable to our customers, including applicable discounts, returns, allowances, trade promotion, unsaleable product, consumer coupon redemption and rebates. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs.
Key sales terms are established on a frequent basis such that most customer arrangements and related incentives have a one year or shorter duration. As such, the Company does not capitalize contract inception costs. Product fulfillment costs are capitalized as a part of inventoriable costs in accordance with our inventory policies. The Company generally does not have unbilled receivables at the end of a period. Deferred revenues are not material and primarily include advance payments for services that have yet to be rendered. The Company does not receive noncash consideration for the sale of goods. Amounts billed and due from our customers are classified as receivables and require payment on a short-term basis; therefore, the Company does not have any significant financing components.

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
Income Taxes
On December 22, 2017, the U.S. Government enacted the 2017 Tax Act, which was comprehensive new tax legislation. The SEC Staff issued guidance on income tax accounting for the 2017 Tax Act on December 22, 2017, which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company's accounting for the impact of the 2017 Tax Act was completed as of the period ending December 29, 2018.
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") ASC Topic 606, which replaces numerous requirements in U.S. Generally Accepted Accounting Principles ("GAAP"), including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. On September 30, 2018, the beginning of the Company’s fiscal year 2019, the Company adopted the requirements of ASC Topic 606 using the modified retrospective method. Upon completing its implementation assessment of ASC Topic 606, the Company concluded that no adjustment was required to the opening balance of retained earnings at the date of initial application. The comparative information has also not been restated and continues to be reported under the accounting standards in effect for those periods. Additional disclosures required by ASC Topic 606 are presented within the Revenue Recognition policy disclosure and in Note 11 Segment Information.
On the Company’s condensed consolidated balance sheets, reserves for customer product returns and return allowances are now included as part of accrued expenses, rather than accounts receivable, net, and the value of inventory associated with reserves for sales returns is included within prepaid and other current assets.
Had the Company not adopted the provisions under this ASU, its condensed consolidated balance sheet as of June 29, 2019 would have been presented as follows (in thousands):

	As Reported June 29, 2019	Adjustments	Balances without Adoption of ASC Topic 606 June 29, 2019
Current assets
Receivables, less allowance for doubtful accounts	$395,581	$(8,407)	$387,174
Prepaid expenses and other	$32,453	$(5,117)	$27,336
Total current assets	$1,349,626	$(13,524)	$1,336,102

Current liabilities
Accrued expenses	$141,029	$(13,524)	$127,505
Total current liabilities	$278,813	$(13,524)	$265,289

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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-18). This ASU clarifies the presentation of restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending cash balances on the statement of cash flows. The Company adopted the provisions under this ASU on September 30, 2018, on a retrospective basis. This resulted in an increase in beginning of period and end of period cash, cash equivalents and restricted cash of $12.6 million and $14.0 million, respectively, and a decrease of $1.3 million of cash used in investing activities to the condensed consolidated statement of cash flows for the nine months ended June 30, 2018.
Business Combinations
In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (ASU 2017-01), which requires an evaluation of whether substantially all of the fair value of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the transaction does not qualify as a business. The guidance also requires an acquired business to include at least one substantive process and narrows the definition of outputs. The Company adopted the provisions of this guidance as of September 30, 2018 and has accounted for subsequent acquisitions in accordance with this guidance.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of June 29, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short term investments (a)	$119	$—	$—	$119
Total assets	$119	$—	$—	$119
Liabilities:
Liability for contingent consideration (b)	$—	$—	$7,824	$7,824
Total liabilities	$—	$—	$7,824	$7,824
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of June 30, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (b)	$—	$—	$7,645	$7,645
Total liabilities	$—	$—	$7,645	$7,645
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

The following table provides a summary of the changes in fair value of the Company's Level 3 financial instruments for the periods ended June 29, 2019 and June 30, 2018 (in thousands):

Amount
Balance September 29, 2018	$8,224
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	(296)
Performance-based payments	(104)
Balance June 29, 2019	$7,824

Amount
Balance September 30, 2017	$9,343
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	(1,494)
Performance-based payments	(204)
Balance June 30, 2018	$7,645

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the period ended June 30, 2018, the Company was not required to measure any significant non-financial assets and liabilities at fair value. As a result of one of our retail customers exiting the live fish business, the carrying value of $2.5 million of amortizable intangible assets were written down to their estimated fair value, resulting in impairment charges of $2.5 million, which were included in selling, general and administrative expenses during the nine-month period ended June 29, 2019.
Fair Value of Other Financial Instruments
In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of June 29, 2019, June 30, 2018 and September 29, 2018 was $295.0 million, $278.7 million and $285.5 million, respectively, compared to a carrying value of $296 million, $295.5 million and $295.6 million, respectively.
In November 2015, the Company issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”). The estimated fair value of the Company’s 2023 Notes as of June 29, 2019, June 30, 2018 and September 29, 2018 was $415.8 million, $414.5 million and $414.4 million, respectively, compared to a carrying value of $396.5 million, $395.8 million and $396.0 million, respectively.

3.	Acquisitions

C&S Products
In May 2019, the Company purchased C&S Products, a manufacturer of suet and other wild bird feed products, to complement our existing wild bird feed business for approximately $30.0 million. Subsequent to the acquisition, approximately $4.7 million of cash was used to eliminate the acquired long-term debt. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $3.2 million, which is included in other assets on the Company's condensed consolidated balance sheet as of June 29, 2019. The Company has not yet finalized the allocation of the purchase price to the fair value of the tangible assets, intangible assets and liabilities acquired. The financial results of C&S Products have been included in the results of operations within the Pet segment since the date of acquisition.

Arden Companies
In February 2019, the Company purchased the remaining 55% interest in Arden Companies, a manufacturer of outdoor cushions and pillows, for $13.4 million. Accordingly, the Company remeasured its previously held investment at its acquisition-date fair value and recorded a provisional gain of approximately $3 million as part of selling, general and administrative expenses in the Company's condensed consolidated statements of operations. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $19 million, which is included in other assets on the Company's condensed consolidated balance sheet as of June 29, 2019. Subsequent to the acquisition, approximately $36 million of cash was used to eliminate most of the acquired long-term debt. The Company has not yet finalized the allocation of the purchase price to the fair value of the tangible assets, intangible assets and liabilities acquired. Once the purchase price valuation work is complete, the provisional gain on the Company's previously held interest will be finalized. Financial results of Arden have been included in the results of operations within the Garden segment since the date of acquisition of the remaining 55% interest.

4.	Inventories, net
Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	June 29, 2019	June 30, 2018	September 29, 2018
Raw materials	$138,073	$118,826	$117,539
Work in progress	36,355	33,306	35,691
Finished goods	275,286	263,416	263,845
Supplies	15,203	12,459	10,748
Total inventories, net	$464,917	$428,007	$427,823

5.	Goodwill
The Company tests goodwill for impairment annually (as of the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. If it is determined that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the two-step test is performed to identify potential goodwill impairment. Based on certain circumstances, the Company may elect to bypass the qualitative assessment and proceed directly to performing the first step of the two-step goodwill impairment test, which compares the fair value of the Company’s reporting units to their related carrying values, including goodwill. If the fair value of the reporting unit is less than its carrying value, the Company performs an additional step to determine the implied fair value of goodwill associated with that reporting unit. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and accordingly, the Company recognizes such impairment. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its two reporting units to the Company’s total market capitalization. No impairment of goodwill was recorded for the nine months ended June 29, 2019 and June 30, 2018.

6.	Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
June 29, 2019
Marketing-related intangible assets – amortizable	$18.6	$(15.7)	$—	$2.9
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	89.2	(15.7)	(26.0)	47.5
Customer-related intangible assets – amortizable	128.3	(50.0)	(2.5)	75.8
Other acquired intangible assets – amortizable	26.0	(15.9)	—	10.1
Other acquired intangible assets – nonamortizable	7.2	—	(1.2)	6.0
Total	33.2	(15.9)	(1.2)	16.1
Total other intangible assets	$250.7	$(81.6)	$(29.7)	$139.4
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
June 30, 2018
Marketing-related intangible assets – amortizable	$16.9	$(13.8)	$—	$3.1
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	87.5	(13.8)	(26.0)	47.7
Customer-related intangible assets – amortizable	115.7	(39.7)	—	76.0
Other acquired intangible assets – amortizable	22.1	(13.8)	—	8.3
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	29.9	(13.8)	(1.2)	14.9
Total other intangible assets	$233.1	$(67.3)	$(27.2)	$138.6
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
September 29, 2018
Marketing-related intangible assets – amortizable	$18.6	$(14.2)	$—	$4.4
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	89.2	(14.2)	(26.0)	49.0
Customer-related intangible assets – amortizable	128.3	(42.5)	—	85.8
Other acquired intangible assets – amortizable	25.4	(14.5)	—	10.9
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	33.2	(14.5)	(1.2)	17.5
Total other intangible assets	$250.7	$(71.2)	$(27.2)	$152.3

Other acquired intangible assets include contract-based and technology-based intangible assets.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. Factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in fiscal 2018, and accordingly, no impairment testing was performed on these assets. As a result of one of our retail customers exiting the live fish business, factors indicating the carrying value of certain amortizable intangible assets may not be recoverable were present during the quarter ended March 30, 2019. The Company performed impairment testing on these assets, found the carrying value was not recoverable and accordingly, recorded an impairment charge in its Pet segment of approximately $2.5 million as part of selling, general and administrative expenses in the condensed consolidated statements of operations for the nine-month period ended June 29, 2019.
The Company amortizes its acquired intangible assets with definite lives over periods ranging from 3 to 25 years; over weighted average remaining lives of 4 years for marketing-related intangibles, 10 years for customer-related intangibles and 11 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $3.4 million and $2.9 million for the three months ended June 29, 2019 and June 30, 2018, respectively, and $10.3 million and $8.7 million for the nine months ended June 29, 2019 and June 30, 2018, respectively, and is classified within selling, general and administrative expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $10 million per year from fiscal 2019 through fiscal 2023.
.

7.	Long-Term Debt
Long-term debt consists of the following:

	June 29, 2019	June 30, 2018	September 29, 2018
	(in thousands)
Senior notes, interest at 6.125%, payable semi-annually, principal due November 2023	$400,000	$400,000	$400,000
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	300,000	300,000	300,000
Unamortized debt issuance costs	(7,475)	(8,741)	(8,425)
Net carrying value	692,525	691,259	691,575
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.25% to 1.50% or Base Rate plus a margin of 0.25% to 0.50%, final maturity April 2021	—	—	—
Other notes payable	539	601	578
Total	693,064	691,860	692,153
Less current portion	(116)	(119)	(122)
Long-term portion	$692,948	$691,741	$692,031

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
The holders of the 2028 Notes have the right to require the Company to repurchase all or a portion of the 2028 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of June 29, 2019.
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
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of June 29, 2019.
Asset-Based Loan Facility Amendment
On April 22, 2016, the Company entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if the Company exercises the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on April 22, 2021. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of June 29, 2019, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $3.2 million outstanding as of June 29, 2019.
The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of June 29, 2019, the borrowing base and remaining borrowing availability was $400.0 million. Borrowings under the Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25% - 1.50%, and was 1.25% as of June 29, 2019, and such applicable margin for Base Rate borrowings fluctuates between 0.25%-0.25%, and was 0.25% as of June 29, 2019. As of June 29, 2019, the applicable interest rate related to Base Rate borrowings was 5.8%, and the applicable interest rate related to LIBOR-based borrowings was 3.7%.
The Company incurred approximately $1.2 million of debt issuance costs in conjunction with this transaction, which included underwriter fees, legal and accounting expenses. The unamortized debt issuance costs are included in other assets in the condensed consolidated balance sheets and are being amortized over the term of the Credit Facility.
The Credit Facility contains customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all assets of the Company. The Company was in compliance with all financial covenants under the Credit Facility during the quarter ended June 29, 2019.

8.	Supplemental Equity Information
The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest through the nine months ended June 29, 2019 and June 30, 2018.

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
September 29, 2018	$121	$439	$16	$590,168	$362,923	$(1,218)	$952,449	$385	$952,834
Comprehensive income	—	—	—	—	1,803	(274)	1,529	(164)	1,365
Amortization of share-based awards	—	—	—	2,261	—	—	2,261	—	2,261
Restricted share activity, including net share settlement	—	1	—	(386)	—	—	(385)	—	(385)
Issuance of common stock, including net share settlement of stock options	—	1	—	408	—	—	409	—	409
Balance December 29, 2018	$121	$441	$16	$592,451	$364,726	$(1,492)	$956,263	$221	$956,484
Comprehensive income	—	—	—	—	42,391	212	42,603	331	42,934
Amortization of share-based awards	—	—	—	2,473	—	—	2,473	—	2,473
Restricted share activity, including net share settlement	—	2	—	(1,773)	—	—	(1,771)	—	(1,771)
Issuance of common stock, including net share settlement of stock options	—	1	—	(820)	—	—	(819)	—	(819)
Other	—	—	—	—	—	—	—	1	1
Balance March 30, 2019	$121	$444	$16	$592,331	$407,117	$(1,280)	$998,749	$553	$999,302
Comprehensive income	—	—	—	—	46,152	(146)	46,006	189	46,195
Amortization of share-based awards	—	—	—	2,965	—	—	2,965	—	2,965
Restricted share activity, including net share settlement	—	1	—	(641)	—	—	(640)	—	(640)
Issuance of common stock, including net share settlement of stock options	—	1	—	870	—	—	871	—	871
Repurchase of common stock	$—	(6)	$—	(5,676)	(8,624)	$—	(14,306)	—	(14,306)
Distribution to Noncontrolling interest	$—	$—	$—	$—	$—	$—	—	(64)	(64)
Balance June 29, 2019	$121	$440	$16	$589,849	$444,645	$(1,426)	$1,033,645	$678	$1,034,323

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
Balance September 30, 2017	$122	$380	$16	$396,790	$239,329	$(951)	$635,686	$1,456	$637,142
Comprehensive income	—	—	—	—	26,247	44	26,291	203	26,494
Amortization of share-based awards	—	—	—	2,143	—	—	2,143	—	2,143
Restricted share activity, including net share settlement	—	—	—	(2,397)	—	—	(2,397)	—	(2,397)
Issuance of common stock, including net share settlement of stock options	—	—	—	166	—	—	166	—	166
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(1,597)	(1,597)
Balance December 30, 2017	$122	$380	$16	$396,702	$265,576	$(907)	$661,889	$62	$661,951
Comprehensive income	$—	$—	$—	$—	45,234	234	45,468	532	46,000
Amortization of share-based awards	—	—	—	2,321	—	—	2,321	—	2,321
Restricted share activity, including net share settlement	(1)	—	—	(3,873)	—	—	(3,874)	—	(3,874)
Issuance of common stock, including net share settlement of stock options	—	2	—	(1,298)	—	—	(1,296)	—	(1,296)
Balance March 31, 2018	$121	$382	$16	$393,852	$310,810	$(673)	$704,508	$594	$705,102
Comprehensive income	—	—	—	—	41,545	(480)	41,065	(8)	41,057
Amortization of share-based awards	—	—	—	2,402	—	—	2,402	—	2,402
Restricted share activity, including net share settlement	—	—	—	(866)	—	—	(866)	—	(866)
Issuance of common stock, including net share settlement of stock options	—	2	—	(2,976)	—	—	(2,974)	—	(2,974)
Balance June 30, 2018	$121	$384	$16	$392,412	$352,355	$(1,153)	$744,135	$586	$744,721

9.	Stock-Based Compensation
The Company recognized share-based compensation expense of $10.4 million and $8.6 million for the nine months ended June 29, 2019 and June 30, 2018, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the nine months ended June 29, 2019 and June 30, 2018 was $2.5 million and $2.4 million, respectively.

10.	Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations (in thousands except share and per share amounts).

	Three Months Ended			Nine Months Ended
	June 29, 2019			June 29, 2019
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Net income available to common shareholders	$46,152	57,319	$0.81	$90,346	57,021	$1.58
Effect of dilutive securities:
Options to purchase common stock	—	412	(0.01)	—	559	(0.01)
Restricted shares	—	254	—	—	357	(0.01)
Diluted EPS:
Net income available to common shareholders	$46,152	57,985	$0.80	$90,346	57,937	$1.56

	Three Months Ended			Nine Months Ended
	June 30, 2018			June 30, 2018
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Net income available to common shareholders	$41,545	51,134	$0.81	$113,026	50,938	$2.22
Effect of dilutive securities:
Options to purchase common stock	—	932	(0.01)	—	1,058	(0.05)
Restricted shares	—	509	(0.01)	—	674	(0.02)
Diluted EPS:
Net income available to common shareholders	$41,545	52,575	$0.79	$113,026	52,670	$2.15

Options to purchase 2.6 million shares of common stock at prices ranging from $8.56 to $38.10 per share were outstanding at June 29, 2019, and options to purchase 2.4 million shares of common stock at prices ranging from $6.43 to $38.10 per share were outstanding at June 30, 2018.

For the three months ended June 29, 2019 and June 30, 2018, 1.8 million and 0.6 million options outstanding were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be antidilutive.

For the nine months ended June 29, 2019 and June 30, 2018, 1.1 million and 0.6 million options outstanding were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be antidilutive.

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

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales:
Pet segment	$350,155	$354,760	$1,028,754	$1,001,497
Garden segment	356,420	303,183	813,512	711,551
Total net sales	$706,575	$657,943	$1,842,266	$1,713,048
Operating Income
Pet segment	35,066	39,242	91,805	108,202
Garden segment	53,103	40,929	101,821	93,975
Corporate	(19,298)	(19,352)	(52,421)	(53,051)
Total operating income	68,871	60,819	141,205	149,126
Interest expense - net	(8,498)	(10,013)	(24,960)	(27,113)
Other income	180	2,126	488	542
Income tax expense	14,212	11,395	26,031	8,802
Income including noncontrolling interest	46,341	41,537	90,702	113,753
Net income (loss) attributable to noncontrolling interest	189	(8)	356	727
Net income attributable to Central Garden & Pet Company	$46,152	$41,545	$90,346	$113,026
Depreciation and amortization:
Pet segment	$8,083	$7,626	$24,178	$21,715
Garden segment	3,497	2,789	8,635	6,065
Corporate	1,502	2,172	4,498	7,092
Total depreciation and amortization	$13,082	$12,587	$37,311	$34,872

	June 29, 2019	June 30, 2018	September 29, 2018
Assets:
Pet segment	$742,938	$687,561	$683,938
Garden segment	558,260	486,603	407,483
Corporate	763,720	534,241	815,788
Total assets	$2,064,918	$1,708,405	$1,907,209
Goodwill (included in corporate assets above):
Pet segment	$268,289	$262,770	$268,289
Garden segment	12,888	5,473	12,888
Total goodwill	$281,177	$268,243	$281,177

The tables below present the Company's disaggregated revenues by segment (in thousands):

	Three Months Ended June 29, 2019			Nine Months Ended June 29, 2019
	Pet Segment	Garden Segment	Total	Pet Segment	Garden Segment	Total

Other pet products	$250.3	$—	$250.3	$692.6	$—	$692.6
Dog and cat products	99.9	—	99.9	336.2	—	336.2
Garden controls and fertilizer products	—	80.9	80.9	—	219.0	219.0
Other garden supplies	—	275.5	275.5	—	594.5	594.5
Total	$350.2	$356.4	$706.6	$1,028.8	$813.5	$1,842.3

	Three Months Ended June 30, 2018			Nine Months Ended June 30, 2018
	Pet Segment	Garden Segment	Total	Pet Segment	Garden Segment	Total

Other pet products	$254.8	$—	$254.8	$668.7	$—	$668.7
Dog and cat products	100.0	—	100.0	332.8	—	332.8
Garden controls and fertilizer products	—	86.6	86.6	—	229.1	229.1
Other garden supplies	—	216.6	216.6	—	482.5	482.5
Total	$354.8	$303.2	$657.9	$1,001.5	$711.6	$1,713.0

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
C&S Products Co., Inc.
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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Three Months Ended June 29, 2019
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$199,470	$102,869	$423,268	$(19,032)	$706,575
Cost of goods sold and occupancy	153,637	69,232	281,734	(17,312)	487,291
Gross profit	45,833	33,637	141,534	(1,720)	219,284
Selling, general and administrative expenses	45,219	14,595	92,319	(1,720)	150,413
Operating income	614	19,042	49,215	—	68,871
Interest expense	(10,500)	(133)	(43)	—	(10,676)
Interest income	2,173	5	—	—	2,178
Other (expense) income	(86)	(273)	539	—	180
Income (loss) before taxes and equity in earnings (losses) of affiliates	(7,799)	18,641	49,711	—	60,553
Income tax expense (benefit)	(1,985)	438	15,759	—	14,212
Equity in earnings of affiliates	51,966	—	1,301	(53,267)	—
Net income including noncontrolling interest	46,152	18,203	35,253	(53,267)	46,341
Net income attributable to noncontrolling interest	—	189	—	—	189
Net income attributable to Central Garden & Pet Company	$46,152	$18,014	$35,253	$(53,267)	$46,152

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Three Months Ended June 30, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$208,095	$93,122	$379,059	$(22,333)	$657,943
Cost of goods sold and occupancy	161,192	67,308	247,559	(20,180)	455,879
Gross profit	46,903	25,814	131,500	(2,153)	202,064
Selling, general and administrative expenses	45,974	14,837	82,587	(2,153)	141,245
Operating income	929	10,977	48,913	—	60,819
Interest expense	(10,470)	(125)	(2)	—	(10,597)
Interest income	583	1	—	—	584
Other income (loss)	1,965	(394)	555	—	2,126
Income (loss) before taxes and equity in earnings of affiliates	(6,993)	10,459	49,466	—	52,932
Income tax expense (benefit)	(2,633)	236	13,792		11,395
Equity in earnings of affiliates	45,905	—	261	(46,166)	—
Net income including noncontrolling interest	41,545	10,223	35,935	(46,166)	41,537
Net loss attributable to noncontrolling interest	—	(8)	—	—	(8)
Net income attributable to Central Garden & Pet Company	$41,545	$10,231	$35,935	$(46,166)	$41,545

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Nine Months Ended June 29, 2019
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$586,918	$161,689	$1,152,912	$(59,253)	$1,842,266
Cost of goods sold and occupancy	452,783	121,578	767,281	(54,893)	1,286,749
Gross profit	134,135	40,111	385,631	(4,360)	555,517
Selling, general and administrative expenses	136,019	32,431	250,222	(4,360)	414,312
Operating income (loss)	(1,884)	7,680	135,409	—	141,205
Interest expense	(31,479)	(388)	(63)	—	(31,930)
Interest income	6,956	14	—	—	6,970
Other income (expense)	256	(246)	478	—	488
Income (loss) before taxes and equity in earnings of affiliates	(26,151)	7,060	135,824	—	116,733
Income tax expense (benefit)	(5,821)	127	31,725	—	26,031
Equity in earnings of affiliates	110,676	—	88	(110,764)	—
Net income including noncontrolling interest	90,346	6,933	104,187	(110,764)	90,702
Net income attributable to noncontrolling interest	—	356	—	—	356
Net income attributable to Central Garden & Pet Company	$90,346	$6,577	$104,187	$(110,764)	$90,346

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Nine Months Ended June 30, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$562,620	$139,298	$1,077,831	$(66,701)	$1,713,048
Cost of goods sold and occupancy	438,539	103,316	704,682	(61,847)	1,184,690
Gross profit	124,081	35,982	373,149	(4,854)	528,358
Selling, general and administrative expenses	124,290	25,274	234,522	(4,854)	379,232
Operating income (loss)	(209)	10,708	138,627	—	149,126
Interest expense	(28,365)	(203)	(9)	—	(28,577)
Interest income	1,461	3	—	—	1,464
Other income (expense)	155	(140)	527	—	542
Income (loss) before taxes and equity in earnings of affiliates	(26,958)	10,368	139,145	—	122,555
Income tax expense (benefit)	(1,961)	(31)	10,794	—	8,802
Equity in earnings of affiliates	138,023	—	1,202	(139,225)	—
Net income including noncontrolling interest	113,026	10,399	129,553	(139,225)	113,753
Net income attributable to noncontrolling interest	—	727	—	—	727
Net income attributable to Central Garden & Pet Company	$113,026	$9,672	$129,553	$(139,225)	$113,026

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended June 29, 2019
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$46,152	$18,203	$35,253	$(53,267)	$46,341
Other comprehensive income (loss):
Foreign currency translation	(146)	(132)	37	95	(146)
Total comprehensive income	46,006	18,071	35,290	(53,172)	46,195
Comprehensive income attributable to noncontrolling interests	—	189	—	—	189
Comprehensive income attributable to Central Garden & Pet Company	$46,006	$17,882	$35,290	$(53,172)	$46,006

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended June 30, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$41,545	$10,223	$35,935	$(46,166)	$41,537
Other comprehensive loss:
Foreign currency translation	(480)	(323)	(35)	358	(480)
Total comprehensive income	41,065	9,900	35,900	(45,808)	41,057
Comprehensive loss attributable to noncontrolling interests	—	(8)	—	—	(8)
Comprehensive income attributable to Central Garden & Pet Company	$41,065	$9,908	$35,900	$(45,808)	$41,065

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Nine Months Ended June 29, 2019
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$90,346	$6,933	$104,187	$(110,764)	$90,702
Other comprehensive loss:	—	—	—	—
Foreign currency translation	(208)	(134)	(23)	157	(208)
Total comprehensive income	90,138	6,799	104,164	(110,607)	90,494
Comprehensive income attributable to noncontrolling interests	—	356	—	—	356
Comprehensive income attributable to Central Garden & Pet Company	$90,138	$6,443	$104,164	$(110,607)	$90,138

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Nine Months Ended June 30, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$113,026	$10,399	$129,553	$(139,225)	$113,753
Other comprehensive loss:
Foreign currency translation	(202)	(74)	(99)	173	(202)
Total comprehensive income	112,824	10,325	129,454	(139,052)	113,551
Comprehensive income attributable to noncontrolling interests	—	727	—	—	727
Comprehensive income attributable to Central Garden & Pet Company	$112,824	$9,598	$129,454	$(139,052)	$112,824

	CONSOLIDATING CONDENSED BALANCE SHEET
	June 29, 2019
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$421,542	$3,761	$20,329	$—	$445,632
Restricted cash	10,924	—	—	—	10,924
Short term investments	—	—	119	—	119
Accounts receivable, net	114,610	19,979	260,992	—	395,581
Inventories	124,224	37,705	302,988	—	464,917
Prepaid expenses and other	8,154	1,914	22,385	—	32,453
Total current assets	679,454	63,359	606,813	—	1,349,626
Land, buildings, improvements and equipment, net	28,181	35,674	175,093	—	238,948
Goodwill	20,578	7,414	253,185	—	281,177
Other long-term assets	44,637	6,235	147,937	(3,642)	195,167
Intercompany receivable	32,503	—	764,826	(797,329)	—
Investment in subsidiaries	1,770,053	—	—	(1,770,053)	—
Total	$2,575,406	$112,682	$1,947,854	$(2,571,024)	$2,064,918
LIABILITIES AND EQUITY
Accounts payable	$40,953	$15,456	$81,259	$—	$137,668
Accrued expenses	54,442	7,581	79,006	—	141,029
Current portion of long-term debt	116	—	—	—	116
Total current liabilities	95,511	23,037	160,265	—	278,813
Long-term debt	692,748	—	200	—	692,948
Intercompany payable	746,732	50,597	—	(797,329)	—
Losses in excess of investment in subsidiaries	—	—	25,199	(25,199)	—
Other long-term obligations	6,770	—	55,706	(3,642)	58,834
Total Central Garden & Pet shareholders’ equity	1,033,645	38,370	1,706,484	(1,744,854)	1,033,645
Noncontrolling interest	—	678	—		678
Total equity	1,033,645	39,048	1,706,484	(1,744,854)	1,034,323
Total	$2,575,406	$112,682	$1,947,854	$(2,571,024)	$2,064,918

	CONSOLIDATING CONDENSED BALANCE SHEET
	June 30, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$196,051	$5,060	$3,277	$—	$204,388
Restricted cash	13,978	—	—	—	13,978
Accounts receivable, net	122,534	20,612	205,635	—	348,781
Inventories	124,029	36,841	267,137	—	428,007
Prepaid expenses and other	6,032	2,065	18,638	—	26,735
Total current assets	462,624	64,578	494,687	—	1,021,889
Land, buildings, improvements and equipment, net	35,000	34,024	142,793	—	211,817
Goodwill	15,058	—	253,185	—	268,243
Other long-term assets	72,697	14,009	131,010	(11,260)	206,456
Intercompany receivable	40,342	—	684,808	(725,150)	—
Investment in subsidiaries	1,583,729	—	—	(1,583,729)	—
Total	$2,209,450	$112,611	$1,706,483	$(2,320,139)	$1,708,405
LIABILITIES AND EQUITY
Accounts payable	$32,330	$13,242	$62,557	$—	$108,129
Accrued expenses	61,367	7,256	54,274	—	122,897
Current portion of long-term debt	106	—	13	—	119
Total current liabilities	93,803	20,498	116,844	—	231,145
Long-term debt	691,591	—	150	—	691,741
Intercompany payable	671,405	53,745	—	(725,150)	—
Losses in excess of investment in subsidiaries	—	—	24,967	(24,967)	—
Other long-term obligations	8,516	—	43,542	(11,260)	40,798
Total Central Garden & Pet shareholders’ equity (deficit)	744,135	37,782	1,520,980	(1,558,762)	744,135
Noncontrolling interest	—	586	—	—	586
Total equity	744,135	38,368	1,520,980	(1,558,762)	744,721
Total	$2,209,450	$112,611	$1,706,483	$(2,320,139)	$1,708,405

	CONSOLIDATING CONDENSED BALANCE SHEET
	September 29, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$474,210	$6,005	$1,891	$—	$482,106
Restricted cash	10,899	—	—	—	10,899
Accounts receivable, net	94,657	9,647	171,604	—	275,908
Inventories	123,178	32,556	272,089	—	427,823
Prepaid expenses and other assets	6,304	1,455	12,803	—	20,562
Total current assets	709,248	49,663	458,387	—	1,217,298
Land, buildings, improvements and equipment, net	33,484	33,840	150,323	—	217,647
Goodwill	20,578	7,414	253,185	—	281,177
Other long-term assets	62,199	7,469	133,145	(11,726)	191,087
Intercompany receivable	40,365	—	769,886	(810,251)	—
Investment in subsidiaries	1,618,378	—	—	(1,618,378)	—
Total	$2,484,252	$98,386	$1,764,926	$(2,440,355)	$1,907,209
LIABILITIES AND EQUITY
Accounts payable	$33,122	$4,759	$72,378	$—	$110,259
Accrued expenses and other liabilities	44,142	4,746	53,695	—	102,583
Current portion of long term debt	116	—	6	—	122
Total current liabilities	77,380	9,505	126,079	—	212,964
Long-term debt	691,869	—	162	—	692,031
Intercompany payable	753,933	56,318	—	(810,251)	—
Losses in excess of investment in subsidiaries	—	—	25,036	(25,036)	—
Other long-term obligations	8,621	—	52,485	(11,726)	49,380
Total Central Garden & Pet shareholders’ equity (deficit)	952,449	32,178	1,561,164	(1,593,342)	952,449
Noncontrolling interest	—	385	—	—	385
Total equity	952,449	32,563	1,561,164	(1,593,342)	952,834
Total	$2,484,252	$98,386	$1,764,926	$(2,440,355)	$1,907,209

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Nine Months Ended June 29, 2019
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$10,831	$7,468	$74,755	$(250)	$92,804
Additions to property and equipment	(2,705)	(3,691)	(14,492)	—	(20,888)
Payments to acquire companies, net of cash acquired	(41,158)	—	—	—	(41,158)
Investments	(1,749)	—	(9)	—	(1,758)
Other investing activities	(453)	—	(750)	—	(1,203)
Intercompany investing activities	7,861	—	5,060	(12,921)	—
Net cash used by investing activities	(38,204)	(3,691)	(10,191)	(12,921)	(65,007)
Repayments of long-term debt	(90)	—	(46,072)	—	(46,162)
Repurchase of common stock	(17,796)	—	—	—	(17,796)
Distribution to parent	—	(250)	—	250	—
Distribution to noncontrolling interest	—	(64)	—	—	(64)
Payment of contingent consideration liability	—	—	(104)	—	(104)
Intercompany financing activities	(7,199)	(5,722)	—	12,921	—
Net cash used by financing activities	(25,085)	(6,036)	(46,176)	13,171	(64,126)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(185)	15	50	—	(120)
Net increase (decrease) in cash, cash equivalents and restricted cash	(52,643)	(2,244)	18,438	—	(36,449)
Cash, cash equivalents and restricted cash at beginning of period	485,109	6,005	1,891	—	493,005
Cash, cash equivalents and restricted cash at end of period	$432,466	$3,761	$20,329	$—	$456,556

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Nine Months Ended June 30, 2018
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(20,284)	$(101)	$44,534	$(6,387)	$17,762
Additions to property, plant and equipment	(6,508)	(986)	(19,509)	—	(27,003)
Payments to acquire companies, net of cash acquired	(86,777)	—	—	—	(86,777)
Investments	(8,048)	—	—	—	(8,048)
Other investing activities	(2,655)	—	—	—	(2,655)
Intercompany investing activities	(3,737)	—	(22,671)	26,408	—
Net cash used by investing activities	(107,725)	(986)	(42,180)	26,408	(124,483)
Repayments under revolving line of credit	(23,000)	—	—	—	(23,000)
Borrowings under revolving line of credit	23,000	—	—	—	23,000
Repayments of long-term debt	(27)	—	(368)	—	(395)
Issuance of long-term debt	300,000	—	—	—	300,000
Payment of financing costs	(4,770)	—	—	—	(4,770)
Repurchase of common stock	(12,942)	—	—	—	(12,942)
Distribution to parent	—	(6,387)	—	6,387	—
Distribution to noncontrolling interest	—	(1,597)	—	—	(1,597)
Payment of contingent consideration	—	—	(204)	—	(204)
Intercompany financing activities	23,997	2,411	—	(26,408)	—
Net cash provided (used) by financing activities	306,258	(5,573)	(572)	(20,021)	280,092
Effect of exchange rates on cash, cash equivalents and restricted cash	(103)	27	29	—	(47)
Net increase (decrease) in cash, cash equivalents and restricted cash	178,146	(6,633)	1,811	—	173,324
Cash, cash equivalents and restricted cash at beginning of period	31,883	11,693	1,466	—	45,042
Cash, cash equivalents and restricted cash at end of period	$210,029	$5,060	$3,277	$—	$218,366

13.	Contingencies

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
Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, and other herbicides, insecticide and pesticide products; fertilizers; and decorative outdoor lifestyle products including pottery and wood products as well as live plants, outdoor cushions and pillows. These products are sold under the brands AMDRO®, Ironite®, Pennington®, and Sevin®, as well as a number of other brand names including Lilly Miller®, Over-N-Out®, Smart Seed® and The Rebels®.
In fiscal 2018, our consolidated net sales were $2,215 million, of which our Pet segment, or Pet, accounted for approximately $1,341 million and our Garden segment, or Garden, accounted for approximately $874 million. In fiscal 2018, our operating income was $167 million consisting of income from our Pet segment of $140 million, income from our Garden segment of $96 million less corporate expenses of $69 million.
We were incorporated in Delaware in May 1992 as the successor to a California corporation that was formed in 1955. Our executive offices are located at 1340 Treat Boulevard, Suite 600, Walnut Creek, California 94597, and our telephone number is (925) 948-4000. Our website is www.central.com. The information on our website is not incorporated by reference in this annual report.

Recent Developments
Fiscal 2019 Third Quarter Financial Performance:

•
Net sales increased $48.7 million, or 7.4%, from the prior year quarter to $706.6 million due primarily to the inclusion of two acquisitions that were not part of the third quarter fiscal 2018 results. Pet segment sales decreased $4.5 million, and Garden segment sales increased $53.2 million.

•	Organic net sales increased 0.6%. Organic net sales declined 2.3% in our Pet segment and increased 4.1% in our Garden segment.

•	Gross profit increased $17.2 million, and gross margin increased 30 basis points to 31.0%, due primarily to improvement in the Garden segment.

•	Selling, general & administrative expense increased $9.2 million to $150.4 million but declined as a percentage of net sales to 21.3%.

•	Operating income improved $8.1 million from the prior year quarter, to $68.9 million in the third quarter of fiscal 2019, and operating margin improved 50 basis points to 9.7%.

•	Our net income in the third quarter of fiscal 2019 was $46.2 million, or $0.80 per diluted share, compared to $41.5 million, or $0.79 per diluted share, in the third quarter of fiscal 2018.

C&S Products
In May 2019, we purchased C&S Products, a manufacturer of suet and other wild bird products to complement our existing wild bird feed business, for approximately $30.0 million. Subsequent to the acquisition, approximately $4.7 million was used to eliminate acquired long-term debt.
Decor Business
During the quarter, we exited two pieces of our decor business, namely glazed pottery and wood products. We made this decision due to the complexity and cost of operating the businesses which, while having made up over half of our decor revenues, were not profitable for us. Our decor business still contains, and we remain committed to, our terra cotta pottery business.

Results of Operations
Three Months Ended June 29, 2019
Compared with Three Months Ended June 30, 2018

Net Sales
Net sales for the three months ended June 29, 2019 increased $48.7 million, or 7.4%, to $706.6 million from $657.9 million for the three months ended June 30, 2018. Organic net sales, which excludes the impact of acquisitions and divestitures in the last 12 months, increased $4.1 million, or 0.6%, as compared to the fiscal 2018 quarter. Our branded product sales increased $48.8 million, and sales of other manufacturers’ products decreased $0.1 million.
Pet net sales decreased $4.5 million, or 1.3%, to $350.2 million for the three months ended June 29, 2019 from $354.7 million for the three months ended June 30, 2018. The decrease in net sales was due primarily to lower sales in our animal health businesses and pet distribution, partially offset by increased sales in our aquatics business and sales from C&S Products, which we acquired in May 2019. Our animal health business was impacted by unfavorable weather as well as a difficult agricultural economic environment, and our pet distribution business by the impact of the loss of two customers which was partially offset by price increases. Pet branded product sales increased $3.1 million, and sales of other manufacturers' products decreased $7.6 million.
Garden net sales increased $53.2 million, or 17.5%, to $356.4 million for the three months ended June 29, 2019 from $303.2 million for the three months ended June 30, 2018. The increase in net sales was due to sales from Arden, whose remaining equity interest we acquired in February 2019, of $40.9 million and higher organic sales, which increased $12.3 million, or 4.1%. The increase in organic sales was due primarily to increased sales in our live plant business, aided by expanded distribution and entry into related categories, and sales of other manufacturers' products, partially offset by lower sales of control products. The increased sales were primarily volume-based but were also positively impacted by price increases in 2019. Garden branded sales increased $45.7 million, due to acquisitions and organic growth, and sales of other manufacturers' products increased $7.5 million.
Gross Profit
Gross profit for the three months ended June 29, 2019 increased $17.2 million, or 8.5%, to $219.3 million from $202.1 million for the three months ended June 30, 2018. Gross margin improved 30 basis points to 31.0% for the three months ended June 29, 2019 from 30.7% for the three months ended June 30, 2018. The gross profit increase was due to the Garden segment while both the Pet and Garden segments contributed to the improved gross margin.
In the Pet segment, gross profit was relatively flat due to the decrease in net sales. Gross margin improved due primarily to the favorable impact of price increases, which were partially offset by a less favorable product mix.

In the Garden segment, both gross profit and gross margin improved in the quarter ended June 29, 2019 as compared to the prior year quarter. Both improvements were due primarily to our acquisition of Arden and the increased sales and favorable product mix in our live plant business.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $9.2 million, or 6.5%, to $150.4 million for the three months ended June 29, 2019 from $141.2 million for the three months ended June 30, 2018. Selling, general and administrative expenses increased in both operating segments, while corporate expenses remained flat. As a percentage of net sales, selling, general and administrative expenses decreased to 21.3% for the three months ended June 29, 2019, compared to 21.5% in the comparable prior year quarter.
Selling and delivery expense increased $3.1 million, or 4.1%, to $78.4 million for the three months ended June 29, 2019 from $75.3 million for the three months ended June 30, 2018. Selling and delivery expense increased due primarily to our two recent acquisitions partially offset by reduced marketing spend in our Garden segment.
Warehouse and administrative expense increased $6.1 million, or 9.3%, to $72.0 million for the three months ended June 29, 2019 from $65.9 million for the three months ended June 30, 2018 primarily due to our two recent acquisitions. Corporate expenses remained flat as increased expenses related to an unanticipated resolution of a legal matter, our search for a new CEO and the implementation of the new GAAP lease accounting standard were offset by lower variable compensation costs. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income increased $8.1 million to $68.9 million for the three months ended June 29, 2019 from $60.8 million for the three months ended June 30, 2018. The increase in operating income was attributable to an increase in net sales and gross profit partially offset by increased selling, general and administrative costs. Our operating margin increased from 9.2% to 9.7% in the current year quarter due to a 30 basis point improvement in gross margin and a 20 basis point reduction in selling, general and administrative expense as a percentage of net sales.
Pet operating income decreased $4.1 million, or 10.6%, to $35.1 million for the three months ended June 29, 2019 from $39.2 million for the three months ended June 30, 2018. A decrease in sales of $4.5 million, due primarily to lower sales in our animal health and pet distribution businesses, and increased selling, general and administrative expense were partially offset by an improved gross margin. The decline in sales of our animal health business, impacted by the difficult agricultural economic environment and unfavorable weather for livestock and grain protection, had an out-sized impact on operating income as our animal health business generally has higher margins.
Garden operating income increased $12.2 million, or 29.7%, to $53.1 million for the three months ended June 29, 2019 from income of $40.9 million for the three months ended June 30, 2018. Garden operating income increased due to increased sales, due primarily to our acquisition of Arden, increased organic sales, primarily from our live plant business, and increased gross profit partially offset by increased selling, general and administrative expense. Garden operating margin improved 140 basis points to 14.9% in the current quarter due to an improved gross margin and lower selling, general and administrative expenses as a percentage of net sales.
Corporate operating expense remained flat in the current quarter at $19.3 million as compared to the prior year quarter, as increased costs associated with an unanticipated resolution of a legal matter, our CEO search and lease accounting adoption costs were offset by reduced variable compensation costs.
Net Interest Expense
Net interest expense for the three months ended June 29, 2019 decreased $1.5 million, or 15.1%, to $8.5 million from $10.0 million for the three months ended June 30, 2018. The decrease in net interest expense was due to increased interest income from earnings on excess cash due to our higher average cash balance during the quarter.
Debt outstanding on June 29, 2019 was $693.1 million compared to $691.9 million at June 30, 2018.
Other Income
Other income is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other income decreased $1.9 million to $0.2 million for the quarter ended June 29, 2019, from $2.1 million for the quarter ended June 30, 2018. The decrease in other income was due primarily to our purchase of the remaining 55%

ownership interest in Arden in February 2019. Consequently, the third quarter of fiscal 2019 does not include equity method earnings for Arden compared to three months included in the fiscal 2018 quarter. This decrease was partially offset by lower losses in the fiscal 2019 quarter from an investment in a start-up business.
Income Taxes
Our effective income tax rate was 23.5% for the quarter ended June 29, 2019 compared to 21.5% for the quarter ended June 30, 2018. The higher effective income tax rate in the current year quarter was due primarily to lower excess tax benefits from stock compensation in the current year quarter. We believe this will continue for the remainder of fiscal 2019 resulting in a higher effective income tax rate for the fiscal year 2019 as compared to the prior year, excluding the impact of the Tax Reform Act on our deferred tax accounts in fiscal 2018.
Net Income and Earnings Per Share
Our net income in the third quarter of fiscal 2019 was $46.2 million, or $0.80 per diluted share, compared to $41.5 million, or $0.79 per diluted share, in the third quarter of fiscal 2018. While our net income increased more than 11.1%, our earnings per share did not increase as a result of a higher diluted share count in fiscal 2019 due to our issuance of 5.5 million shares near the end of fiscal 2018.

Nine Months Ended June 29, 2019
Compared with Nine Months Ended June 30, 2018
Net Sales
Net sales for the nine months ended June 29, 2019 increased $129.3 million, or 7.5%, to $1,842.3 million from $1,713.0 million for the nine months ended June 30, 2018. Organic net sales increased $9.8 million, or 0.6%, as compared to the prior year nine month period. Our branded product sales increased $99.2 million, and sales of other manufacturers’ products increased $30.1 million.
Pet net sales increased $27.3 million, or 2.7%, to $1,028.8 million for the nine months ended June 29, 2019 from $1,001.5 million for the nine months ended June 30, 2018. The increase in net sales was due to sales from our acquisition of General Pet Supply in fiscal 2018 and C&S Products in May 2019. Organic net sales declined $9.9 million, or 1.0%, primarily as a result of lower sales in our animal health business due to a difficult agricultural economic environment and unfavorable weather for livestock and grain protection impacting our professional business, lower sales of pet behavior modification products, impacted by a new market entrant and product performance issues, and a soft flea and tick season. Our pet distribution business also had lower sales due primarily to the loss of two customers, partially offset by price increases. The decrease in animal health and pet distribution was partially offset by increased sales in aquatics and our live fish businesses. Pet branded sales increased $5.0 million, and sales of other manufacturer's products increased $22.3 million.
Garden net sales increased $102.0 million, or 14.3%, to $813.5 million for the nine months ended June 29, 2019 from $711.5 million for the nine months ended June 30, 2018. The increase in net sales was due to sales of $82.3 million from our recent acquisitions, Bell Nursery in fiscal 2018 and Arden in fiscal 2019, and a $19.7 million increase in organic net sales. The increase in organic sales was due primarily to increased sales in our garden distribution business, and volume-based increases in wild bird feed sales. These increases were partially offset by decreased sales in our controls and fertilizer products due to unfavorable weather that impacted insect control demand. Garden branded sales increased $94.2 million, and sales of other manufacturers’ products increased $7.8 million.
Gross Profit
Gross profit for the nine months ended June 29, 2019 increased $27.1 million, or 5.1%, to $555.5 million from $528.4 million for the nine months ended June 30, 2018. Gross margin decreased 60 basis points to 30.2% for the nine months ended June 29, 2019 from 30.8% for the nine months ended June 30, 2018. The Garden segment was the primary driver of the gross profit increase and the decline in gross margin. The 30 basis point improvement in gross margin for the three months ended June 29, 2019 reduced the 130 basis point gross margin decline through the first six months of our fiscal year. Through the first six months of our fiscal year, we were impacted by a rising cost environment including increased commodity and transportation costs. As such, we were negatively impacted by a lack of price increases in our fiscal first quarter as price increases predominately did not go into effect until our second fiscal quarter.
In the Pet segment, gross profit increased but gross margin remained relatively flat for the nine month period ended June 29, 2019. Gross margin in most of the businesses in our Pet segment increased primarily due to price increases taken across most of the portfolio. These increases were offset by the acquisition of General Pet Supply, which positively impacted Pet’s gross profit due to the increase in net sales but negatively impacted Pet’s gross margin as General Pet Supply is a distribution business and operates with lower margins.

Additionally, the decline in our animal health sales also had an adverse impact on Pet’s gross margin not only as a result of the lower sales volume but also its impact on the Pet segment's sales mix.
In the Garden segment, gross profit increased due to increased sales partially offset by a lower gross margin. The gross profit increase was due to the increase in sales, both organic and from acquisitions. The lower gross margin in Garden was due primarily to increased costs, including commodity and transportation costs which especially impacted our grass seed and wild bird feed business units and the lack of price increases earlier in the fiscal year. In addition, the Garden gross margin was negatively impacted by the acquisitions of Bell Nursery and Arden.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $35.1 million, or 9.3%, to $414.3 million for the nine months ended June 29, 2019 from $379.2 million for the nine months ended June 30, 2018. As a percentage of net sales, selling, general and administrative expenses increased to 22.5% for the nine months ended June 29, 2019, from 22.1% for the comparable prior year nine month period. Both operating segments reflected increased selling, general and administrative expenses in the current year nine month period as compared to the prior year nine month period.
Selling and delivery expense increased $12.2 million, or 6.1%, to $211.0 million for the nine months ended June 29, 2019 from $198.8 million for the nine months ended June 30, 2018. The increase was due primarily to recent acquisitions and secondarily to increased delivery expenses resulting from increased freight costs.
Warehouse and administrative expense increased $22.9 million, or 12.7%, to $203.3 million for the nine months ended June 29, 2019 from $180.4 million for the nine months ended June 30, 2018. Increased expense in both operating segments was due primarily to our recent acquisitions. Two unusual items are included within warehouse and administrative expense that substantially offset each other. During the second quarter of fiscal 2019, we recorded a non-cash impairment charge of $2.5 million in our Pet segment related to the impairment of intangible assets caused by a retail customer exiting the live fish business. During the same quarter, we recorded a preliminary non-cash gain of $3.2 million in our Garden segment related to our acquisition of the remaining 55% interest in Arden. Corporate expense decreased $0.6 million in the current nine-month period as compared to the nine-month prior year period. The decrease at Corporate was due primarily to lower depreciation and amortization expense, medical insurance costs, and variable compensation expense partially offset by increased expenses incurred for the unanticipated resolution of a legal matter, our CEO search and implementation of the new GAAP lease standard we will adopt beginning in fiscal 2020. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and information technology functions.
Operating Income
Operating income decreased $7.9 million to $141.2 million for the nine months ended June 29, 2019 from $149.1 million for the nine months ended June 30, 2018. Our operating margin declined to 7.7% for the nine months ended June 29, 2019 from 8.7% for the nine months ended June 30, 2018. Increased sales of $129.3 million were more than offset by a 60 basis point decline in gross margin and a 40 basis point increase in selling, general and administrative expense as a percentage of net sales. Adjusting for the non-cash gain from the fair value remeasurement of our previously held investment interest upon our acquisition of the remaining 55% interest in Arden in our Garden segment and for the non-cash charge for the intangible asset impairment in our Pet segment, our non-GAAP operating income decreased $8.6 million to $140.5 million for the nine months ended June 29, 2019 from $149.1 million for the nine months ended June 30, 2018.
Pet operating income declined $16.4 million, or 15.2%, to $91.8 million for the nine months ended June 29, 2019 from $108.2 million for the nine months ended June 30, 2018. Adjusting for the $2.5 million intangible asset impairment in fiscal 2019, operating income decreased $13.9 million and the operating margin was 9.2% for the nine months ended June 29, 2019. The decrease was due to a lower gross margin and higher selling, general and administrative expense due primarily to our acquisition of General Pet Supply and the decreased sales and its related impact on margin and mix in our animal health business.
Garden operating income increased $7.8 million, or 8.3%, to $101.8 million for the nine months ended June 29, 2019 from $94.0 million in the nine months ended June 30, 2018. Adjusting for the non-cash gain from the fair value remeasurement of our previously held investment interest upon our acquisition of the remaining 55% interest in Arden, operating income increased $4.6 million to $98.6 million in the nine month period ended June 29, 2019 compared to $94.0 million in the nine month period ended June 30, 2018. The increase in operating income was due primarily to our Arden acquisition.
Corporate operating expenses decreased $0.6 million to $52.4 million in the current nine month period from $53.0 million in the comparable fiscal 2018 period due primarily to decreased depreciation and amortization expense, medical insurance costs and variable compensation expense partially offset by increased costs related to the unanticipated resolution of a legal matter, our CEO search and to our implementation of the new GAAP lease accounting standard.

Net Interest Expense
Net interest expense for the nine months ended June 29, 2019 decreased $2.1 million, or 7.9%, to $25.0 million from $27.1 million for the nine months ended June 30, 2018. Increased interest expense incurred in our fiscal 2019 first quarter, due to higher average debt outstanding, was more than offset by increased interest income in our fiscal 2019 second and third quarters. In December 2017, we issued $300 million aggregate principal amount of 5.125% senior notes due February 2028.
Debt outstanding on June 29, 2019 was $693.1 million compared to $691.9 million as of June 30, 2018. Our average borrowing rate was 5.8% for the current nine month period and for the prior year nine month period.
Other Income
Other income was flat at income of $0.5 million for the nine months ended June 29, 2019, and for the nine months ended June 30, 2018. Lower losses from one of our start-up business investments were partially offset by lower income from Arden due to our purchase of the remaining 55% ownership interest in February 2019. Other expense is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses.
Income Taxes

Our effective income tax rate was 22.3% for the nine month period ended June 29, 2019, compared to 7.2% in the nine month period ended June 30, 2018. The prior year nine month period included a provisional tax benefit of $16.3 million, due to the remeasurement of our deferred tax accounts upon the enactment of the Tax Reform Act.
In the prior year nine month period, after adjusting for the provisional tax benefit of $16.3 million, our effective income tax rate was 20.5% compared to our effective income tax rate of 22.3% in the current year nine month period. The higher effective income tax rate in the current year quarter was due primarily to lower excess tax benefits from stock compensation in the current year quarter.
Net Income and Earnings Per Share
Our net income for the nine months ended June 29, 2019 was $90.3 million, or $1.56 per diluted share, compared to $113.0 million, or $2.15 per diluted share, for the nine months ended June 30, 2018.
In the prior year nine month period, the provisional impact of the Tax Reform Act on our deferred tax accounts was significant. Adjusting the nine month period ended June 29, 2019 for the non-cash gain from the fair value remeasurement of our previously held investment interest upon our acquisition of the remaining 55% interest in Arden and for the non-cash charge for the intangible asset impairment in our Pet segment and the nine month period ended June 30, 2018 for the provisional impact of the Tax Reform Act on our deferred tax accounts, non-GAAP net income for the fiscal 2019 nine month period was $89.8 million, or $1.55 per diluted share, compared to $96.7 million, or $1.84 per diluted share in the fiscal 2018 nine month period. The decline in the nine month period in net income and earnings per share were due primarily to the reduced operating income in our Pet segment, and increased shares outstanding due to our prior year equity offering.

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
EBITDA is defined by us as income before income tax, net other expense, net interest expense and depreciation and amortization (or operating income plus depreciation and amortization expense). We present EBITDA because we believe that EBITDA is a useful supplemental measure in evaluating the cash flows and performance of our business and provides greater transparency into our results of operations. EBITDA is used by our management to perform such evaluation. EBITDA should not be considered in isolation or as substitutes for cash flow from operations, income from operations or other income statement measures prepared in accordance with GAAP. We believe that EBITDA is frequently used by investors, securities analysts and other interested parties in their evaluation of companies, many of which present EBITDA when reporting their results. Other companies may calculate EBITDA differently, it may not be comparable.

We have also provided organic net sales, a non-GAAP measure that excludes the impact of businesses purchased or exited in the prior 12 months, because we believe it permits investors to better understand the performance of our historical business without the impact of recent acquisitions or dispositions.
The reconciliations of these non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in the tables below. We believe that the non-GAAP financial measures provide useful information to investors and other users of our financial statements by allowing for greater transparency in the review of our financial and operating performance. Management also uses these non-GAAP financial measures in making financial, operating and planning decisions and in evaluating our performance, and we believe these measures similarly may be useful to investors in evaluating our financial and operating performance and the trends in our business from management's point of view. While our management believes that non-GAAP measurements are useful supplemental information, such adjusted results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results.
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

(3)
Transitional impact of U.S. Tax Reform: As a result of the Tax Reform Act, the Company recorded a provisional tax benefit of $16.3 million in the first quarter of fiscal 2018, due to the remeasurement of its deferred tax assets and liabilities. We have excluded only this transitional impact and have not included in the adjustment the ongoing impact of the lower U.S. statutory rate on our current or future year earnings.

Operating Income Reconciliation		GAAP to Non-GAAP Reconciliation (in thousands) For the Nine Months Ended
		Consolidated
		June 29, 2019	June 30, 2018
GAAP operating income		$141,205	$149,126
Previously held investment interest fair value remeasurement	(1)	(3,215)	—
Intangible asset impairment	(2)	2,540	—
Non-GAAP operating income		$140,530	$149,126

Pet Segment Operating Income Reconciliation		GAAP to Non-GAAP Reconciliation (in thousands) For the Nine Months Ended
		Pet
		June 29, 2019	June 30, 2018
GAAP operating income		$91,805	$108,202
Intangible asset impairment	(2)	2,540	—
Non-GAAP operating income		$94,345	$108,202

Garden Segment Operating Income Reconciliation		GAAP to Non-GAAP Reconciliation (in thousands) For the Nine Months Ended
		Garden
		June 29, 2019	June 30, 2018
GAAP operating income		$101,821	$93,975
Previously held investment interest fair value remeasurement	(1)	(3,215)	—
Non-GAAP operating income		$98,606	$93,975

		GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Nine Months Ended
Net Income and Diluted Net Income Per Share Reconciliation		June 29, 2019	June 30, 2018
GAAP net income attributable to Central Garden & Pet		$90,346	$113,026
Previously held investment interest fair value remeasurement	(1)	(3,215)	—
Intangible asset impairment	(2)	2,540	—
Tax effect of remeasurement and impairment		151	—
Tax effect of revaluation of deferred tax amounts	(3)	—	16,343
Non-GAAP net income attributable to Central Garden & Pet		$89,822	$96,683
GAAP diluted net income per share		$1.56	$2.15
Non-GAAP diluted net income per share		$1.55	$1.84
Shares used in GAAP and non-GAAP diluted net earnings per share calculation		57,937	52,670

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

	GAAP to Non-GAAP Reconciliation (in millions) For the Three Months Ended June 29, 2019
	Consolidated		Pet Segment		Garden Segment
		Percent change		Percent change		Percent change

Reported net sales - Q3 FY19 (GAAP)	$706.6		$350.2		$356.4
Reported net sales - Q3 FY18 (GAAP)	657.9		354.7		303.2
Increase in net sales	48.7	7.4%	(4.5)	(1.3)%	53.2	17.5%
Effect of acquisition and divestitures on increase in net sales	44.6		3.7		40.9
Increase in organic net sales - Q3 2019	$4.1	0.6%	$(8.2)	(2.3)%	$12.3	4.1%

	GAAP to Non-GAAP Reconciliation (in millions) For the Nine Months Ended June 29, 2019
	Consolidated		Pet Segment		Garden Segment
		Percent change		Percent change		Percent change
Reported net sales - Q3 FY19 YTD (GAAP)	$1,842.3		$1,028.8		$813.5
Reported net sales - Q3 FY18 YTD (GAAP)	1,713.0		1,001.5		711.5
Increase in net sales	129.3	7.5%	27.3	2.7%	102.0	14.3%
Effect of acquisition and divestitures on increase in net sales	119.5		37.2		82.3
Increase (decrease) in organic net sales - Q3 2019 YTD	$9.8	0.6%	$(9.9)	(1.0)%	$19.7	2.8%

EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Three Months Ended June 29, 2019
	Garden	Pet	Corp	Total
Net income attributable to Central Garden & Pet	—	—	—	$46,152
Interest expense, net	—	—	—	8,498
Other income	—	—	—	(180)
Income tax expense	—	—	—	14,212
Net income attributable to noncontrolling interest	—	—	—	189
Sum of items below operating income	—	—	—	22,719
Income (loss) from operations	$53,103	$35,066	$(19,298)	$68,871
Depreciation & amortization	3,497	8,083	1,502	13,082
EBITDA	$56,600	$43,149	$(17,796)	$81,953

EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Three Months Ended June 30, 2018
	Garden	Pet	Corp	Total
Net income attributable to Central Garden & Pet	—	—	—	$41,545
Interest expense, net	—	—	—	10,013
Other income	—	—	—	(2,126)
Income tax expense	—	—	—	11,395
Net income attributable to noncontrolling interest	—	—	—	(8)
Sum of items below operating income	—	—	—	19,274
Income (loss) from operations	$40,929	$39,242	$(19,352)	$60,819
Depreciation & amortization	2,789	7,626	2,172	12,587
EBITDA	$43,718	$46,868	$(17,180)	$73,406

EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Nine Months Ended June 29, 2019
	Garden	Pet	Corp	Total
Net income attributable to Central Garden & Pet	—	—	—	$90,346
Interest expense, net	—	—	—	24,960
Other income	—	—	—	(488)
Income tax benefit	—	—	—	26,031
Net income attributable to noncontrolling interest	—	—	—	356
Sum of items below operating income	—	—	—	50,859
Income (loss) from operations	$101,821	$91,805	$(52,421)	$141,205
Depreciation & amortization	8,635	24,178	4,498	37,311
EBITDA	$110,456	$115,983	$(47,923)	$178,516

EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Nine Months Ended June 30, 2018
	Garden	Pet	Corp	Total
Net income attributable to Central Garden & Pet	—	—	—	$113,026
Interest expense, net	—	—	—	27,113
Other income (expense)	—	—	—	(542)
Income tax benefit	—	—	—	8,802
Net income attributable to noncontrolling interest	—	—	—	727
Sum of items below operating income	—	—	—	36,100
Income (loss) from operations	$93,975	$108,202	$(53,051)	$149,126
Depreciation & amortization	6,065	21,715	7,092	34,872
EBITDA	$100,040	$129,917	$(45,959)	$183,998

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

Operating Activities
Net cash provided by operating activities increased by $75.0 million, from $17.8 million for the nine months ended June 30, 2018, to $92.8 million for the nine months ended June 29, 2019. The increase in cash provided was due primarily to changes in our working capital accounts for the period ended June 29, 2019, as compared to the prior year period.
Investing Activities
Net cash used in investing activities decreased $59.5 million, from $124.5 million for the nine months ended June 30, 2018 to $65.0 million during the nine months ended June 29, 2019. The decrease in cash used in investing activities was due primarily to decreased investment and acquisition activity as well as lower capital expenditures in the current year compared to the prior year. During the second quarter of fiscal 2019, we acquired the remaining 55% interest in Arden Companies for approximately $11 million, and during the third quarter of fiscal 2019 we acquired C&S Products for approximately $30.0 million. During the second quarter of fiscal 2018, we acquired Bell Nurseries for approximately $62 million, and during the third quarter of fiscal 2018 we acquired General Pet Supply for approximately $24.5 million. Furthermore, during the nine months ended June 29, 2019, we made fewer investments and capital expenditures than in the comparable prior year period.
Financing Activities
Net cash provided by financing activities decreased $344.2 million, from $280.1 million of cash provided for the nine months ended June 30, 2018, to $64.1 million of cash used for the nine months ended June 29, 2019. The decrease in cash provided by financing activities during the current year was due primarily to our December 2017 issuance of $300 million aggregate principal amount 5.125% senior notes due February 2028, partially offset by deferred financing costs of approximately $4.8 million associated with this issuance. Additionally, we repaid approximately $46 million of acquired long-term debt subsequent to our acquisitions of Arden Companies and C&S Products during the nine months ended June 29, 2019. During the nine months ended June 29, 2019, we also repurchased approximately 0.6 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $14.3 million, or approximately $25.76 per share, in addition to $5.1 million used for minimum statutory tax withholdings related to the net share settlement of our stock.
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
We believe that cash flows from operating activities, funds available under our asset backed loan facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital and capital expenditure requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be $35 million to $40 million in fiscal 2019.
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
At June 29, 2019, our total debt outstanding was $693.1 million, as compared with $691.9 million at June 30, 2018.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of June 29, 2019.
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
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of June 29, 2019.
Asset-Based Loan Facility Amendment
In April 2016, we entered into an amended and restated credit agreement which provides up to a $400 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders if we exercise the accordion feature set forth therein (collectively, the “Credit Facility”). The Credit Facility matures on April 22, 2021. We may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. As of June 29, 2019, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $3.2 million outstanding as of June 29, 2019.
The Credit Facility is subject to a borrowing base, calculated using a formula based upon eligible receivables and inventory, minus certain reserves and subject to restrictions. As of June 29, 2019, the borrowing base and remaining borrowing availability was $400.0 million. Borrowings under the Credit Facility bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.5% and (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on our consolidated senior leverage ratio. Such applicable margin for LIBOR-based borrowings fluctuates between 1.25% - 1.5%, and was 1.25% as of June 29, 2019, and such applicable margin for Base Rate borrowings fluctuates between 0.25% - 0.5%, and was 0.25% as of June 29, 2019. As of June 29, 2019, the applicable interest rate related to Base Rate borrowings was 5.8%, and the applicable interest rate related to LIBOR-based borrowings was 3.7%.
We incurred approximately $1.2 million of debt issuance costs in conjunction with this transaction, which included underwriter fees, legal and accounting expenses. The debt issuance costs will be amortized over the term of the Credit Facility.

The Credit Facility contains customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon reaching certain borrowing levels. The Credit Facility is secured by substantially all of our assets. We were in compliance with all financial covenants under the Credit Facility during the period ended June 29, 2019.
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

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and principal financial officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of June 29, 2019.
(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and our principal financial officer have evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2019. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended June 29, 2019 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
March 31, 2019 - May 4, 2019	667	(2)	$25.07	—	$34,968,000
May 5, 2019 - June 1, 2019	240,653	(3)	$26.49	216,823	$29,216,000
June 2, 2019 - June 29, 2019	338,603		$25.26	338,603	$20,662,000
Total	579,923		$25.77	555,426	$20,662,000

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

(2)	Shares purchased during the period indicated represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock.

(3)	Includes 23,830 shares purchased during the period indicated that represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities
Not applicable

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

4.1
Tenth Supplemental Indenture, dated effective as of June 29, 2019, by C&S Products Co. Inc, an Iowa corporation (the “Subsidiary Guarantor”), a direct subsidiary of Central Garden & Pet Company, a Delaware corporation (the “Company”), the Company, the other Guarantors (as defined in the Indenture referred to herein) and Wells Fargo Bank, National Association, as trustee.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: August 2, 2019

/s/ GEORGE C. ROETH
George C. Roeth
President and Chief Executive Officer
(Principal Executive Officer)

/s/ NICHOLAS LAHANAS
Nicholas Lahanas
Chief Financial Officer
(Principal Financial Officer)