Form 10-K
period 2019-09-28
CENTRAL GARDEN & PET CO
filed 2019-11-27
CIK 887733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐
Smaller reporting company  ☐    Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒
At March 30, 2019, the aggregate market value of the registrant’s Common Stock, Class A Common Stock and Class B Stock held by non-affiliates of the registrant was approximately $265.3 million, $971.0 million and $160,000, respectively.
At November 15, 2019, the number of shares outstanding of the registrant’s Common Stock was 11,537,862 and the number of shares of Class A Common Stock was 42,744,831. In addition, on such date, the registrant had outstanding 1,652,262 shares of its Class B Stock, which are convertible into Common Stock on a share-for-share basis.
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders – Part III of this Form 10-K

Central Garden & Pet Company
Index to Annual Report on Form 10-K
For the fiscal year ended September 28, 2019

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
•impacts of tariffs or a trade war;
•consolidation trends in the retail industry;
•competition in our industries;
•potential goodwill or intangible asset impairment;
•continuing implementation of an enterprise resource planning information technology system;
•our inability to protect our trademarks and other proprietary rights;

2

•potential environmental liabilities;
•risk associated with international sourcing;
•litigation and product liability claims;
•regulatory issues;
•the impact of product recalls;
•potential costs and risks associated with actual or potential cyber attacks;
•the impact of new accounting regulations and the U.S. Tax Cuts and Jobs Act on the Company's tax rate;

◦	our ability to recover losses and mitigate business interruption caused by the November 2019 fire at our DMC facility in Texas;
•the voting power associated with our Class B stock; and
•potential dilution from issuance of authorized shares.

3

MARKET, RANKING AND OTHER DATA
The data included in this Form 10-K regarding markets and ranking, including the size of certain markets and our position and the position of our competitors and products within these markets, are based on both independent industry publications, including Packaged Facts Lawn and Garden Consumables, 10th edition, October 2019; The Freedonia Group Landscaping Products, May 2019; 2019 National Gardening Survey; The Freedonia Group Live Goods: Plants, Trees and Shrubbery, June 2019; TechNavio Outdoor Cushions Market in the US, October 2019; Packaged Facts U.S. Pet Market Outlook, 2019-2020, February 2019; Packaged Facts Pet Treats and Chews in the U.S., 3rd Edition, September 2019; Packaged Facts Durable Dog and Cat Petcare Products 2nd Edition, October 2018; Packaged Facts Pet Medications in the U.S., 6th Edition July 2019; Packaged Facts Fish, Small Animal, Reptile and Bird Product: U.S. Pet Market Trends & Opportunities, February 2018; Packaged Facts Pet Food in the U.S. 14th Edition, December 2018; American Pet Products Association (APPA) National Pet Owners Survey 2018-2019; U.S. Census Bureau; and our estimates based on management’s knowledge and experience in the markets in which we operate. Our estimates have been based on information provided by customers, suppliers, trade and business organizations and other contacts in the markets in which we operate. While we are not aware of any misstatements regarding our market and ranking data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risk factors” in this Form 10-K. This information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. As a result, you should be aware that market, ranking and other similar data included herein, and estimates and beliefs based on that data, may not be reliable. We cannot guarantee the accuracy or completeness of such information contained herein.
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

4

 PART I
Item 1. Business
Our Company
Central Garden & Pet Company (“Central”) is a leading innovator, producer and distributor of branded and private label products for the lawn & garden and pet supplies markets in the United States. The total annual retail sales of the pet food, treats & chews, supplies and live animal industry in 2018 was estimated by Packaged Facts and the pet industry to have been approximately $51.9 billion. We estimate the annual retail sales of the pet supplies, live animal, and treats & chews and natural pet food markets in the categories in which we participate to be approximately $27.4 billion. The total lawn and garden consumables, decorative products, live plant and outdoor cushions and pillows industry in the United States is estimated by Packaged Facts, The Freedonia Group and TechNavio to have been approximately $23.3 billion in annual retail sales in 2018, including fertilizer, pesticides, growing media, seeds, mulch, other consumables, decorative products, live plants and outdoor cushions and pillows. We estimate the annual retail sales of the lawn and garden consumables, decorative products and live plant markets in the categories in which we participate to be approximately $16.3 billion.
Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, natural dog and cat food and treats, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; live fish and products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under the brands including Adams™, Aqueon®, Avoderm®, C&S Products®, Cadet®, Farnam®, Four Paws®, Kaytee®, K&H Pet Products®, Nylabone®, Pinnacle®, TFH™, Zilla® as well as a number of other brands including Altosid®, Comfort Zone®, Coralife®, Interpet®, Pet Select® and Zodiac®.
Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, and other herbicides, insecticide and pesticide products; fertilizers; and decorative outdoor lifestyle products including pottery, as well as live plants and outdoor cushions and pillows. These products are sold under the brands AMDRO®, Arden Companies™, Ironite®, Pennington®, and Sevin®, as well as a number of other brand names including Lilly Miller®, Over-N-Out®, Smart Seed® and The Rebels®.
We were incorporated in Delaware in May 1992 as the successor to a California corporation that was formed in 1955. Our executive offices are located at 1340 Treat Boulevard, Suite 600, Walnut Creek, California 94597, and our telephone number is (925) 948-4000. Our website is www.central.com. The information on our website is not incorporated by reference in this annual report.

Recent Developments

Financial summary:

•	Net sales for fiscal 2019 increased $167.6 million, or 7.6%, to $2,383.0 million. Our Pet segment sales increased 3.3%, and our Garden segment sales increased 14.2%.

•	Gross profit for fiscal 2019 increased $28.6 million, or 4.2%, to $704.0 million. Gross margin declined 100 basis points in fiscal 2019 to 29.5%, from 30.5% in fiscal 2018.

•	Our operating income decreased $15.2 million, or 9.1%, to $152.1 million in fiscal 2019, and as a percentage of net sales decreased 120 basis points to 6.4%.

•	Net income for fiscal 2019 was $92.8 million, or $1.61 per share on a diluted basis, compared to net income in fiscal 2018 of $123.6 million, or $2.32 per share on a diluted basis.

•	Non-GAAP net income decreased to $92.3 million, or $1.60 per diluted share, in fiscal 2019 from $102.1 million, or $1.91 per diluted share, in fiscal 2018.

•	Diluted weighted average shares outstanding increased 4,270 shares, or 8.0%, from 53,341 shares in fiscal 2018 to 57,611 shares in fiscal 2019.

Acquisitions
C&S Products
In May 2019, we purchased C&S Products, a manufacturer of suet and other wild bird feed products, for approximately $30.0 million, to complement our existing wild bird feed business. Subsequent to the acquisition, approximately $4.7 million of cash was used to eliminate the acquired long-term debt.
Arden Companies
In February 2019, we purchased the remaining 55% ownership interest in Arden Companies, a manufacturer of outdoor cushions and pillows, for $13.4 million. Subsequent to the acquisition, approximately $36 million of cash was used to eliminate most of the acquired long-term debt. As a result of the purchase of the remaining 55% ownership interest, we remeasured our previously held investment interest at its acquisition-date fair value and recorded a gain of approximately $3.2 million as part of selling, general and administrative expenses in our condensed consolidated statements of operations. The acquisition complements our existing garden portfolio.
Subsequent Event
In November 2019, our DMC business unit in the Pet Segment experienced a fire in one of its leased properties located in Athens, Texas. As a result, we sustained inventory and property-related losses in the estimated range of $15 million to $25 million dollars. This event has temporarily had a limited impact on our ability to fulfill orders to certain of our customers. We currently believe our insurance coverage is sufficient to cover the asset losses as well as the business interruption loss associated with this event.

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

Innovation
For innovation in 2019, Kaytee won the Pet Age Magazine Readers Top Choice Award for its Extreme Odor Control Bedding. Kaytee also won the Pet Business Magazine Industry Recognition Award for its Premium Timothy Hay Treats. Additionally, Zilla won second place at Global Pet Expo for the Zilla Bow Front Opening Terrarium.
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
Customer Service
For customer service, C&S Products has been an "A+" vendor for ACE Hardware for the past 10 years and an "A" vendor at Menards for over six years. In 2019, Kaytee was awarded the inaugural vendor of the year award for the total Farm/Pet category by Fleet Farm for operational excellence, best-in-class customer service and it's top-to-top partnership and collaboration in supporting Fleet Farm's initiatives.
In 2018, the Garden segment was recognized by Lowe's for the third consecutive year as its Lawn & Garden Supplier of the Year. In 2018, the Pet segment won Petco’s Strategic Initiative Vendor in Companion Animal and Pet Valu’s awards for Highest Sales Service Level and Highest Year over Year Sales Growth in Aquatic & Reptile.
Marketing
In 2019, Segrest won the Most Innovative Brick & Mortar Differentiator award at Global Pet Expo for its synergistic work with Petsense and Casco as well as a number of Central's brands to introduce live animals to their stores. In 2019 and 2018, Central won numerous Equine media awards from American Horse Publications and National Animal Supplement Council’s Visibility Awards for advertising, marketing, multimedia ads, social media campaigns, print and education of customers and the industry.

•
Strong Relationships with Retailers. We have developed strong relationships with major and independent brick & mortar and e-commerce retailers providing them broad product offerings including new product innovation, premium brands, private label programs, proprietary sales and logistics capabilities and a high level of customer service. Major retailers value the efficiency of dealing with suppliers with national scope and strong brands. We believe our ability to meet their unique needs for packaging and point of sale displays provides us with a competitive advantage. Independent retailers value our high level of customer service and broad array of premium branded products. We believe these strengths have assisted us in becoming one of the largest pet supplies vendors to PetSmart, PETCO and Walmart and among the largest lawn and garden supplies vendors to Walmart, Home Depot and Lowe’s, and the club and mass merchandise channels, as well as a leading supplier to independent pet and garden supplies retailers in the United States.

•
Favorable Long-Term Industry Characteristics. We believe the U.S. pet supplies market will grow over the long term due to favorable demographic and leisure trends. The key demographics bolstering our markets are the growth rates in the number of millennials who now account for 31% of pet owners and account for the largest percentages of small animal, reptile and saltwater fish owners. According to the 2018 - 2019 APPA National Pet Owners Survey, the number of U.S. pet owners has remained fairly consistent in recent years with 67% of all households owning a pet. In addition, many pet supplies products (e.g., toys, pest control, grooming supplies, beds, bedding, and collars, etc.) are routinely consumed and replenished. As many as 45% of dog owners and 36% of cat owners reported purchasing treats in the past 30 days.

We believe that gardening is one of the most popular leisure activities in the United States. According to the National Gardening Survey, nearly three-quarters of U.S. households participated in some kind of lawn and garden activity in 2018 with participation by 18-34 year-old households accounting for one-quarter of spending. Participation is highest amongst married households, households with children, and those persons making $100,000 or more per year. The 18-34 demographic participation percentage is projected by the U.S. Census Bureau to remain consistent for the foreseeable future. The 2019 National Gardening Survey also notes that the trends of more people gardening in their yards, container gardening, food gardening and organic gardening are examples of wider interest in a rapidly changing industry. We view the long-term outlook for this market as staying intact and showing slow positive growth.

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
Business Strategy
Our objective is to grow revenues, profits and cash flows by enhancing our position as one of the leading companies in the U.S. pet supplies and lawn and garden supplies industries. We seek to do so by developing new products, increasing market share, acquiring businesses and working in partnership with our customers to grow the categories in which we participate. To achieve our objective, we plan to capitalize on our strengths and favorable industry trends by executing on the following key strategic pillars to drive our growth:
Accelerate the Growth Momentum of Our Portfolio.

•
We are managing each business differentially, based on clearly articulated strategies that define the role of each business within our portfolio. We have assessed the profitability and growth potential of each of our businesses. All businesses have a clear role in the portfolio and a strategy that is consistent with that role. Some of our businesses are managed to optimize top-line growth, whereas others are more focused on reducing costs and maximizing operating income. We have three-year pipelines in both innovation activities and cost saving initiatives intended to ensure we have the pieces in place to deliver the organic growth targeted for our businesses.

•
We are building out our portfolio in attractive, broadly-defined Pet & Garden markets. We seek to acquire businesses that are accretive to our growth. Our M&A model is one of our key strengths. Since 1992, we have completed over 50 acquisitions to create a company of approximately $2.4 billion in sales. In the last two years, we have acquired four new businesses including entering into the live plant and outdoor seat cushion businesses. We are patient and disciplined value buyers, typically focused on opportunities in the garden and pet areas. However, we are open to any business which can leverage our capabilities and allow us to add value through our low-cost manufacturing capabilities, operating synergies, or strong distribution network. We generally prefer to acquire businesses with proven, seasoned management teams, who are committed to stay with the acquired business after closing. We have been successful in growing our acquisitions organically after acquiring them into our portfolio. We continually review our businesses to ensure they can meet our expectations and, in some cases, have implemented strategies to reverse sub-par performance. We are also committed to exiting businesses where we cannot find a path to profitability and have done so in the past, for example the portion of the pottery business we exited in fiscal 2019.

Keep the Core Healthy.

•
We are building on our strong customer relationships by developing and executing winning category growth strategies. We produce both branded products and private label products for our customers as well as distribute third party brands that give our retail partners an unparalleled breadth of selection of premium and value products. We reinvest some of our annual cost savings in demand creation to help us drive sustainable organic growth and build share.

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

Attract, Retain and Develop Exceptional Employees.

•
We have approximately 5,800 employees in over 100 locations. We believe people work at Central because they love the categories in which we operate and that creates a passionate and effective group. We also have a strong leadership team representing a mix of successful entrepreneurs and classically trained consumer products executives. We place an emphasis on helping our employees develop their skills and focus on succession planning to ensure we can grow sustainably year-after-year.

Products – General
The following table indicates each class of similar products which represented approximately 10% or more of our consolidated net sales in the fiscal years presented (in millions).

Category	2019	2018	2017
Other pet products	$613.4	$606.7	$603.6
Other garden products	560.8	445.7	377.0
Other manufacturers' products	504.5	454.3	409.0
Dog & cat products	452.1	445.1	405.1
Controls & fertilizer products	252.2	263.6	259.8
Total	$2,383.0	$2,215.4	$2,054.5
Pet Segment
Pet Overview
We are one of the leading marketers and producers of pet supplies in the United States. In addition, our Pet segment operates one of the largest sales and logistics networks in the industry, strategically supporting our brands.
Pet Industry Background
According to the Packaged Facts U.S. Pet Market Outlook, 2019 - 2020, the percentage of U.S. households with dogs or cats in 2018 remained at 52% where it has been since 2011.

The pet industry includes food, supplies, veterinarian care, services and live animals. We operate primarily in the pet supplies segment of the industry as well as in the live fish and live small animal categories. This segment includes: products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, rawhide, toys, pet beds, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including cages and habitats, toys, chews, and related accessories; animal and household health and insect control products; products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners and supplements, and information and knowledge resources; and products for horses and livestock. Packaged Facts estimates that the pet supplies, natural dog and cat food, pet treats & chews and live fish, small animals and pet birds industry had $26.4 billion in revenue in 2018.
We believe the U.S. pet supplies market will grow over the long term due to favorable demographic and leisure trends. The key demographics bolstering our markets are the growth rates in the number of millennials who now account for 31% of pet owners and account for the largest percentages of small animal, reptile and saltwater fish owners. According to the 2018 - 2019 APPA National Pet Owners Survey, the number of U.S. pet owners has remained fairly consistent in recent years with 67% of all households owning a pet. In addition, many pet supplies products (e.g., toys, pest control, grooming supplies, beds, bedding, and collars, etc.) are routinely consumed and replenished. As many as 45% of dog owners and 36% of cat owners reported purchasing treats in the past 30 days.
The U.S. pet supplies market is highly fragmented with approximately 1,400 manufacturers, consisting primarily of small companies with limited product lines. The majority of these manufacturers do not have a captive sales and logistics network and must rely on us or other independent distributors to supply their products to regional pet specialty chains and independent retailers. According to Packaged Facts, dog & cat supplies sales increased 23% from 2014 to 2018. Sales are expected to increase an additional 22% by 2023, indicating the strength of this category.
The pet food and supplies industry retail channel also remains fragmented with only two national pet specialty retailers, PetSmart and PETCO and over 7,300 independent pet supply stores and smaller pet chains as well as club and mass merchandise stores in the United States. According to Packaged Facts, pet specialty chain brick and mortar sales were 24% in 2018 and are expected to maintain through 2023. At the same time, internet sales (including online sales by omnichannel players) have increased to 18% in 2018 and are projected to increase to 23% of U.S. retail sales of pet products by 2023. Pet products have also become a growing category in mass merchandisers, discounters, grocery outlets and the e-commerce channel. Mass merchandisers, supermarkets and discounters have historically carried a limited product assortment that features primarily pet food, but we believe these retailers are devoting more shelf space to meet increased consumer demand for premium pet supplies. Independent pet stores typically have a relatively broad product selection and attempt to differentiate themselves by offering premier brands and knowledgeable service.
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

Aquatics. We are a leading supplier of aquariums and related fixtures and furniture, water conditioners and supplements, sophisticated lighting systems and accessories featuring the brands Aqueon, Zilla, Interpet, Coralife and Blagdon.
Small Animal, Pet Bird & Wild Bird Feed. We are a leading marketer and producer of supplies and pet food for small animals, pet birds, and wild birds. We offer a full range of products including species specific diets, treats, habitats, bedding, hay and toys under the Kaytee®, Forti-Diet, Critter Trail® and C&S Products® brands. Many of our branded wild bird mixes are treated with a proprietary blend of vitamins and minerals. Our brands are some of the most widely recognized and trusted brands for birds and small animals.
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
Live Fish and Small Animals. Segrest is a leading wholesaler of aquarium fish and small animals to pet specialty and mass merchandiser stores in the U.S.
Pet Sales Network
Our domestic sales and logistics network exists to promote both our proprietary brands and third-party partner brands. It provides value-added service to approximately 12,000 customers, many of which are independent specialty stores with fewer than 10 locations and veterinary offices. This includes acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick response to changing customer and retailer preferences, rapid deployment and feedback for new products and immediate exposure for acquired brands. The combination of brands in the network that are supplied in single shipments enables our independent customers to work with us on a cost-effective basis to meet their pet supplies requirements. We also operate a sales and logistics facility in the United Kingdom.
Pet Sales and Marketing
Our sales strategy is multi-tiered and designed to capture maximum market share with retailers. Our customers include retailers, such as club, regional and national specialty pet stores, independent pet retailers, mass merchants, grocery and drug stores, as well as the e-commerce channel. We also serve the professional market with insect control and health and wellness products for use by veterinarians, municipalities, farmers and equine product suppliers. Costco Wholesale accounted for approximately 11% of our Pet segment's net sales in fiscal 2019 and 2018. PetSmart, PETCO, Walmart and Amazon are also significant customers.
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
Garden Industry Background
The garden industry includes consumables (fertilizer, pesticides, seed, growing media, mulch and products sold in bulk) as well as landscaping products (decorative products such as pottery, wild bird & animal products, water features and lighting) and arches/trellises. We operate primarily in the garden consumables and decorative segments of the industry. Packaged Facts, The Freedonia Group and TechNavio estimate that garden consumables, decorative, live plant and outdoor cushions and pillows retail sales were $23.3 billion in 2018.
We believe that gardening is one of the most popular leisure activities in the United States. According to the National Gardening Survey, nearly three-quarters of U.S. households participated in some kind of lawn and garden activity in 2018 with participation by 18-34 year-old households accounting for one-quarter of spending. Participation is highest amongst married households, households with children, and those persons making $100,000 or more per year. The 18-34 demographic participation percentage is projected by the U.S. Census Bureau to remain consistent for the foreseeable future. The 2019 National Gardening Survey also notes that the trends of more people gardening in their yards, container gardening, food gardening and organic gardening are examples of wider interest in a rapidly changing industry. We view the long-term outlook for this market as staying intact and showing slow positive growth.
The lawn and garden market is highly concentrated with most products sold to consumers through a number of distribution channels, including home centers, mass merchants, independent nurseries and hardware stores. Home and garden centers and mass merchants typically carry multiple premium and value brands. Due to the rapid expansion and consolidation of mass merchants and home and garden centers, the concentration of purchasing power for the lawn and garden category has increased dramatically. We expect the growth of home and garden centers, such as Home Depot and Lowe’s, and mass merchants, such as Walmart, to continue to concentrate industry sales. We estimate the retail sales of the lawn and garden supplies and live plant industry in 2018, in the categories in which we participate, to be approximately $16.3 billion.
Proprietary Branded Lawn and Garden Products
Our principal lawn and garden product lines are grass seed, wild bird feed, insect control products, lawn and garden care products, including fertilizers, decorative outdoor patio products, live plants and outdoor cushions and pillows. Our Pennington® brand is one of the largest in grass seed, pottery and wild bird feed, and our Amdro® brand is a leading portfolio of control products.
Grass Seed. We are a leading marketer, producer and distributor of numerous varieties and mixtures of cool and warm season grass for both the residential and professional markets, as well as forage and wildlife seed mixtures. We sell these products under the Pennington Seed, Pennington, Penkoted®, Max-Q®, ProSelectTM, Tournament Quality CM, MasterTurf®, Rackmaster®, The Rebels and Smart Seed® brand names. We also produce numerous private label brands of grass seed. The Pennington grass seed manufacturing facilities are some of the largest and most modern seed coating and conditioning facilities in the industry.
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
Fertilizers and Controls. We are a leading marketer, producer and distributor of lawn and garden weed, moss, insect and pest control products and soil supplements and stimulants. We sell these products under the AMDRO, Lilly Miller, Moss Out®, Corry’s®, IMAGE®, Sevin®, Over-N-Out®, Rootboost®, and Knockout® brand names, as well as private label for Walmart and Lowe's. We manufacture several lines of lawn and garden fertilizers and soil supplements, in granular and liquid form, under the Pennington, Alaska Fish Fertilizer®, Pro Care, and Ironite® brand names and other private and controlled labels.
Decor. We are a leading marketer and distributor of terra cotta pottery products in the United States sold under the Pennington name. Additionally, Arden Companies™, which we fully acquired in February 2019, is a leading manufacturer and marketer of outdoor cushions and pillows in the United States. These products are sold as private label through the largest big box stores, as signature products though major retail stores and online, and as branded outdoor fabrics.
Live Plants. We are the primary supplier of flowers and plants to Home Depot in the mid-Atlantic region. These plants and flowers are sold by Bell Nursery, which we acquired in March 2018.
Garden Sales Network
Our sales and logistics network exists primarily to promote our proprietary brands and provides us with key access to retail stores for our branded products, acquisition and maintenance of premium shelf placement, prompt product replenishment, customization of retailer programs, quick responses to changing customer and retailer preferences, rapid deployment and feedback for new products, immediate exposure for acquired brands and comprehensive and strategic information. The network also sells other manufacturers’ brands of lawn and garden supplies and combines these products with our branded products into single shipments enabling approximately 4,000 customers to deal with us on a cost-effective basis to meet their lawn and garden supplies requirements.
Garden Sales and Marketing
The marketing strategy for our premium products is focused on meeting consumer needs through product performance, innovation, quality, upscale packaging and retail shelf placement. The marketing strategy for our value products is focused on promotion of the quality and efficacy of our value brands at a lower cost relative to premium brands. Our customers include retailers, such as mass merchants, home improvement centers, independent lawn and garden nurseries, drug and grocery stores, and professional end users. Sales to Walmart represented approximately 28%, 29% and 31%, sales to Lowe’s represented approximately 22%, 21% and 21%, and sales to Home Depot represented approximately 29%, 27% and 20% of our Garden segment’s net sales in fiscal 2019, 2018 and 2017, respectively.
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
Garden Competition
The lawn and garden products industry is highly competitive. Our lawn and garden products compete against national and regional products and private label products produced by various suppliers. Our turf and forage grass seed products, fertilizers, pesticides and combination products compete principally against products marketed by The Scotts Miracle-Gro Company (“Scotts”). In addition, Spectrum Brands is a strong competitor in yard and household insecticides. Our Garden segment competes primarily on the basis of its strong premium and value brands, quality, service, price and low-cost manufacturing. Our Garden segment’s sales and logistics operations also compete with a large number of distributors, with competition based on price and service.
Manufacturing
We manufacture the majority of our branded products in 42 manufacturing facilities, located primarily in the United States. In addition, certain of our proprietary branded products are manufactured by contract manufacturers. This includes an exclusive arrangement with a third party to manufacture one of our registered active ingredients, (S)‑Methoprene.
Purchasing
We purchase most of our raw materials from a number of different suppliers. We purchase one of the raw materials used to manufacture (S)‑Methoprene from a single source of supply. We maintain an inventory of this raw material (in addition to our (S)‑Methoprene inventory) to reduce the possibility of interruption in the availability of (S)‑Methoprene, since a prolonged delay in obtaining (S)‑Methoprene or this raw material could result in a temporary delay in product shipments and have an adverse effect on our Pet segment’s financial results.

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
Logistics Network
Our distribution network consists of 56 facilities strategically placed across the United States, one facility in the United Kingdom, one facility in Canada and two facilities in China to allow us to service both our mass market customers as well as our independent specialty retail stores for our branded products. This network also supports distribution of many other manufacturers’ brands and combines these products with our branded products into single shipments, enabling us to serve our customers in an effective and cost-efficient manner.
Significant Customers
Walmart, our largest customer, represented approximately 16% of our total company net sales in each of the fiscal years 2019, 2018 and 2017. Home Depot, our second largest customer, represented approximately 12%, 11% and 8% of our total company net sales in fiscal 2019, 2018 and 2017, respectively. Lowe's, Costco and PetSmart are also significant customers, and together with Walmart and Home Depot, accounted for approximately 49% of our net sales in fiscal 2019, 48% in fiscal 2018 and 44% in fiscal 2017.
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
Employees
As of September 28, 2019, we had approximately 5,800 employees, of whom approximately 5,300 were full-time employees and 500 were temporary or part-time employees. We also hire substantial numbers of additional temporary employees for the peak lawn and garden shipping season of February through June to meet the increased demand experienced during the spring and summer months. The majority of our temporary employees are paid on an hourly basis. Except for approximately 60 employees at a facility in Puebla, Mexico, none of our employees are represented by a labor union. We consider our relationships with our employees to be good.
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
Information About Our Executive Officers
The following table sets forth the name, age and position of our executive officers as of November 26, 2019.

Name	Age	Position
William E. Brown	78	Chairman
Timothy P. Cofer	51	Chief Executive Officer
Nicholas Lahanas	51	Chief Financial Officer
William Lynch	59	Senior Vice President of Operations
Kay M. Schwichtenberg	66	Executive Vice President
George Yuhas	67	General Counsel and Secretary
William E. Brown. Mr. Brown has been our Chairman from 1980 to 2018 and 2019 to current. From 1980 to June 2003 and from October 2007 to February 2013, Mr. Brown served as our Chief Executive Officer. From 1977 to 1980, Mr. Brown was Senior Vice President of the Vivitar Corporation with responsibility for Finance, Operations and Research & Development. From 1972 to 1977, he was with McKesson Corporation where he was responsible for its 200-site data processing organization. Prior to joining McKesson Corporation, Mr. Brown spent the first 10 years of his business career at McCormick, Inc. in manufacturing, engineering and data processing.
Timothy P. Cofer. Mr. Cofer became our Chief Executive Officer in October 2019. Mr. Cofer is a 30-year veteran of the Consumer Products industry. Most recently, from 2016 to 2019 Mr. Cofer served as Executive Vice President and Chief Growth Officer of Mondelez International. Previously Mr. Cofer served as Executive Vice President and President of Asia Pacific, Eastern Europe, Middle East & Africa of Mondelez. Prior to that, Mr. Cofer served in senior-level operating roles at Kraft Foods, Inc., including Executive Vice President and President of European Region, President Oscar Mayer Foods and President Kraft Pizza Company.
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
William Lynch. Mr. Lynch became our Senior Vice President of Operations 2016 and serves as the Company’s top operations leader with oversight for IT, Safety and Sales & Operations Planning. Prior to joining Central in 2016, Mr. Lynch served as Sr. Vice President – Global Operations for Moen, Inc. Mr. Lynch spent over 30 years at The Clorox Company in numerous management positions, the last of which was Vice President Product Supply Global Operations.

Kay M. Schwichtenberg. Ms. Schwichtenberg became our Executive Vice President, Animal & Public Health in April 2014.  Prior to becoming Executive Vice President, she held several positions for Central including Special Projects Advisor, President & CEO of Central Life Sciences and President of Wellmark International.  Ms. Schwichtenberg joined Central in our acquisition of the Consumer and Animal Health Division from Sandoz Agro, Inc., a worldwide leader in pharmaceuticals where she was the Vice President and General Manager.  She also served in a variety of sales and marketing capacities for Brunswick Corporation, and Market Facts, Inc.
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
We took certain pricing actions in fiscal 2019 and 2018 to offset the impact of inflationary pressures. Although we have been able to negotiate some price increases in the past with our retailers, it is possible that price increases may not fully offset rising costs in the future, resulting in margin erosion. We can provide no assurance as to the timing or extent of our ability to implement additional price adjustments in the event of increased costs in the future, or our ability to maintain pricing with our retailers in the context of declining costs. We also cannot predict to what extent price increases may negatively affect our sales volume. As retailers pass along price increases, consumers may shift to our lower margin bird feed, switch to competing products or reduce purchases of wild bird feed products.
Our success depends upon our retaining and recruiting key personnel.
Our performance is substantially dependent upon the continued services of Timothy P. Cofer, our new Chief Executive Officer, and our senior management team. The loss of the services of these persons could have a material adverse effect on our business. Our future performance depends on our ability to attract and retain skilled employees. We cannot assure you that we will be able to retain our existing personnel or attract additional qualified employees in the future.
We are subject to significant risks associated with innovation, including the risk that our new product innovations will not produce sufficient sales to recoup our investment.
We believe that our future success will depend upon, in part, our ability to continue to improve our existing products through product innovation and to develop, market and produce new products. We cannot assure you that we will be successful in the introduction, marketing and production of any new products or product innovations, or that we will develop and introduce in a timely manner, improvements to our existing products which satisfy customer needs or achieve market acceptance. Our failure to develop new products or improved formulations and introduce them successfully and in a timely manner could harm our ability to grow our business and could have a material adverse effect on our business, results of operations and financial condition. We launched a new formulation for our Comfort Zone behavioral management product that did not perform as expected. Consequently, we faced additional costs to fix the issue and lost market share.
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
Because our lawn and garden products are used primarily in the spring and summer, the Garden business is seasonal. In fiscal 2019, approximately 69% of our Garden segment’s net sales and 58% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is generated in this period. Our working capital needs and our borrowings generally peak in our second fiscal quarter, because we are generating lower revenues while incurring expenses in preparation for the spring selling season. If cash on hand and borrowings under our credit facility are ever insufficient to meet our seasonal needs or if cash flow generated during the spring and summer is insufficient to repay our borrowings on a timely basis, this seasonality could have a material adverse effect on our business.
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
At various times in the past, energy prices have increased substantially, which resulted in increased fuel costs for our businesses and increased raw materials costs for many of our branded products. Rising energy prices in the future could adversely affect consumer spending and demand for our products and increase our operating costs, both of which would reduce our sales and operating income.
We depend on a few customers for a significant portion of our business.
Walmart, our largest customer, represented approximately 16% of our total company net sales in each of the fiscal years 2019, 2018 and 2017. Home Depot, our second largest customer, represented approximately 12%, 11% and 8% of our total company net sales in fiscal 2019, 2018 and 2017, respectively. Lowe's, Costco, and PetSmart are also significant customers, and together with Walmart and Home Depot, accounted for approximately 49% of our net sales in fiscal 2019, 48% in fiscal 2018 and 44% in fiscal 2017. The market shares of many of these key retailers have increased and may continue to increase in future years.
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
Since July 2018, the United States has imposed a series of tariffs, ranging from 5% to 25%, on a variety of imports from China and subsequently implemented tariffs on additional goods imported from China. Approximately 10% of the products that we sell in the United States are manufactured in China. If the United States continues the China tariffs, or if additional tariffs or trade restrictions are implemented by the United States or other countries in connection with a global trade war, the cost of our products manufactured in China, or other countries, and imported into the United States or other countries could increase, which in turn could adversely affect the demand for these products and have a material adverse effect on our business and results of operations.

We may be adversely affected by trends in the retail industry.
With the growing trend towards retail trade consolidation, we are increasingly dependent upon key retailers whose leverage is growing. Our business may be negatively affected by changes in the policies of our key retailers, such as inventory destocking, limitations on access to shelf space, price demands and other conditions. In addition, retailers continue to more closely manage inventory levels and make purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and to more closely anticipate demand, which could in the future require the carrying of additional inventories and an increase in our working capital and related financing requirements. This shift to “just-in-time” can also cause retailers to delay purchase orders, which can cause a shift in sales from quarter to quarter. Decisions to move in or out of a market category by leading retailers, such as Walmart's decision to exit the live fish business in 2019, can also have a significant impact on our business. Additionally, some retailers are increasing their emphasis on private label products. While we view private label as an opportunity and supply many private label products to retailers, we could lose sales in the event that key retailers replace our branded products with private label product manufactured by others.
We sell our products through a variety of trade channels with a significant portion dependent upon key retailers, through both traditional brick-and-mortar retail channels and e-commerce channels, including Amazon. The e-commerce channel continues to grow rapidly. To the extent that the key retailers on which we depend lose share to the e-commerce channel, we could lose sales. We plan to make additional investments to access this channel more effectively, and there can be no assurances that any such investments will be successful. If we are not successful in developing and utilizing e-commerce channels that consumers may prefer, we may experience lower than expected revenues.
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
To compete effectively, among other things, we must:

•	develop and grow brands with leading market positions;

•	maintain or grow market share;

•	maintain and expand our relationships with key retailers;

•	effectively access the growing e-commerce channel;

•	continually develop innovative new products that appeal to consumers;

•	implement effective marketing and sales promotion programs;

•	maintain strict quality standards;

•	deliver products on a reliable basis at competitive prices; and

•	effectively integrate acquired companies.
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
During fiscal 2019, 2018 and 2017, we performed evaluations of the fair value of our indefinite-lived trade names and trademarks. Our expected revenues were based on our future operating plan and market growth or decline estimates for future years. As a result of one of our retail customers exiting the live fish business, factors indicating the carrying value of certain amortizable intangible assets may not be recoverable were present during fiscal 2019. We performed impairment testing on these assets, found the carrying value was not recoverable, and accordingly, recorded an impairment charge in our Pet segment of approximately $2.5 million as part of selling, general and administrative expenses in the consolidated statements of operations for the fiscal year ended September 28, 2019. There were no impairment losses recorded in fiscal years 2018 or 2017.
Most of our goodwill is associated with our Pet segment. In connection with our annual goodwill impairment testing performed during fiscal 2019 and fiscal 2018, we made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of its reporting units under the two-step goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment and it was determined that it was more likely than not the fair values of our reporting units were greater than their carrying amounts, and accordingly, no further testing of goodwill was required.
We continue to implement an enterprise resource planning information technology system.
In fiscal 2005, we began incurring costs associated with designing and implementing SAP, a company-wide enterprise resource planning (ERP) software system with the objective of gradually migrating to the new system. This new system replaces numerous accounting and financial reporting systems, most of which were obtained in connection with business acquisitions. To date, we have reduced the number of ERP systems from 39 to 10. Capital expenditures for our enterprise resource planning software system for fiscal 2020 and beyond will depend upon the pace of conversion for those remaining legacy systems. If the balance of the implementation is not executed successfully, we could experience business interruptions. If we do not complete the implementation of the project timely and successfully, we may experience, among other things, additional costs associated with completing this project and a delay in our ability to improve existing operations, support future growth and take advantage of new applications and technologies. All of this may also result in distraction of management, diverting their attention from our operations and strategy.
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
We outsource a significant amount of our manufacturing requirements to third party manufacturers located in China. This international sourcing subjects us to a number of risks, including: the impact on sourcing or manufacturing public health and contamination risks in China; quality control issues; social and political disturbances and instability; export duties, import controls, tariffs, quotas and other trade barriers; shipping and transportation problems; and fluctuations in currency values. These risks may be heightened by recent changes in the United States government's trade policies, including the imposition of tariffs on goods imported from China. Because we rely on Chinese third party manufacturers for a significant portion of our product needs, any disruption in our relationships with these manufacturers could adversely affect our operations.
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
We have, and we will continue to have, significant indebtedness. As of September 28, 2019, we had total indebtedness of approximately $700 million. This level of indebtedness and our future borrowing needs could have material adverse consequences for our business, including:

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
We issued shares in 2018 and may decide or be required to issue, including upon the exercise of any outstanding stock options, or in connection with any acquisition made by us, additional shares of our common stock or Class A common stock that could dilute the value of your common stock or Class A common stock and may adversely affect the market price of our common stock or Class A common stock.
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
As of September 28, 2019, William E. Brown, our founder, beneficially controlled approximately 56% of the voting power of our capital stock. Accordingly, except to the extent that a class vote of the common stock is required by applicable law or our charter, he can effectively control all matters requiring stockholder approval, including the election of our directors, and can exert substantial control over our management and policies. The disproportionate voting rights of our common stock and Class B common stock and Mr. Brown’s substantial holdings of Class B common stock could have an adverse effect on the market price of our common stock and Class A common stock. Also, such disproportionate voting rights and Mr. Brown’s controlling interest may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, tender offer or proxy contest, even if such actions were favored by our other stockholders, which could thereby deprive holders of common stock or Class A common stock of an opportunity to sell their shares for a “take-over” premium.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We currently operate 42 manufacturing facilities totaling approximately 5.2 million square feet and 60 sales and logistics facilities totaling approximately 5.8 million square feet. Most sales and logistics centers consist of office and warehouse space, and several large bays for loading and unloading. Each sales and logistics center provides warehouse, distribution, sales and support functions for its geographic area. Our executive offices are located in Walnut Creek, California.
In addition to the manufacturing and sales and logistics facilities, the Garden segment leases approximately 130 acres of land in Oregon and Virginia used in its grass seed and live plant operations and owns approximately 415 acres of land in Virginia, North Carolina, Maryland and Ohio used in its live plant operations.
We continually review the number, location and size of our manufacturing and sales and logistics facilities and expect to make changes over time in order to optimize our manufacturing and distribution footprints. We lease 16 of our manufacturing facilities and 49 of our sales and logistics facilities. These leases generally expire between 2020 and 2029. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. The facilities we own are subject to major encumbrances under our principal credit facility. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks and warehousing, transportation and computer equipment.

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
As of November 15, 2019, there were approximately 83 holders of record of our common stock, approximately 364 holders of record of our Class A nonvoting common stock and 5 holders of record of our Class B stock.
Stock Performance Graph
The following graph compares the percentage change of our cumulative total stockholder return on our Common Stock (“CENT”) for the period from September 27, 2014 to September 28, 2019 with the cumulative total return of the NASDAQ Composite (U.S.) Index and the Dow Jones Non-Durable Household Products Index, a peer group index consisting of approximately 30 manufacturers and distributors of household products.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our Common Stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
Central Garden & Pet Co.
NASDAQ Composite-Total Return
Dow Jones US Nondurable Household Products Index
$600
$500
$400
$300
$200
$100
$0
9/27/2014
9/26/2015
9/24/2016
9/30/2017
9/29/2018
9/28/2019
ASSUMES $100 INVESTED ON SEP. 27, 2014
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING SEP. 28, 2019

Total Return Analysis

	9/27/2014	9/26/2015	9/24/2016	9/30/2017	9/29/2018	9/28/2019
Central Garden & Pet Company	100.00	213.13	329.91	505.07	468.66	384.77
NASDAQ Composite	100.00	105.06	120.44	149.17	186.71	186.28
Dow Jones US Nondurable Household Products	100.00	92.31	114.14	121.32	118.48	173.74

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth the repurchases of any equity securities during the fourth quarter of the fiscal year ended September 28, 2019 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1) (2)
June 30, 2019 - August 3, 2019	202,908	(1) (3)	$25.57	194,574	$15,681,000
August 4, 2019 - August 31, 2019	1,029,631	(1) (2) (3)	22.81	1,025,587	100,000,000
September 1, 2019 - September 28, 2019	586,425	(2) (3)	26.38	585,153	100,000,000
Total	1,818,964		$24.27	1,805,314	$100,000,000	(4)

(1)
During the third quarter of fiscal 2011, our Board of Directors authorized a $100 million share repurchase program, which authorization was fully utilized in the fourth quarter of fiscal 2019. In August 2019, our Board of Directors authorized a new share repurchase program to purchase up to $100 million of our common stock (the "2019 Repurchase Authorization”). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock. As of September 28, 2019, we had $100 million of authorization remaining under our 2019 Repurchase Authorization.

(2)
In February 2019, our Board of Directors authorized us to make supplemental stock purchases to minimize dilution resulting from issuances under our equity compensation plans (the “Equity Dilution Authorization”). In addition to our regular share repurchase program, we are permitted to purchase annually a number of shares equal to the number of shares of restricted stock and stock options granted in the prior fiscal year, to the extent not already repurchased, and the current fiscal year. The Equity Dilution Authorization has no fixed expiration date and expires when the Board withdraws its authorization.

(3)
Shares purchased during the period indicated represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and do not reduce the dollar value of shares that may be purchased under our stock repurchase plan.

(4)	Excludes 1.2 million shares remaining under our Equity Dilution Authorization as of September 28, 2019.

Item 6. Selected Financial Data
The following selected statement of operations and balance sheet data as of and for the five fiscal years in the period ended September 28, 2019 have been derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with our consolidated financial statements and related notes thereto in “Item 8 – Financial Statements and Supplementary Data” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Fiscal Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017	September 24, 2016	September 26, 2015
	(in thousands, except per share amounts)
Statement of Operations Data (1):
Net sales	$2,383,010	$2,215,362	$2,054,478	$1,829,017	$1,650,737
Cost of goods sold and occupancy	1,678,969	1,539,986	1,421,670	1,275,967	1,162,685
Gross profit	704,041	675,376	632,808	553,050	488,052
Selling, general and administrative expenses	551,973	508,040	476,696	421,864	389,345
Intangible asset and goodwill impairments (2)	—	—	—	1,828	7,272
Operating income	152,068	167,336	156,112	129,358	91,435
Interest expense, net (3)	(33,060)	(36,051)	(28,062)	(42,707)	(39,898)
Other income (expense) (4)	243	(3,860)	(1,621)	(17,013)	13
Income before income taxes and noncontrolling interest	119,251	127,425	126,429	69,638	51,550
Income tax expense (5)	26,604	3,305	46,699	24,053	18,535
Income including noncontrolling interest	92,647	124,120	79,730	45,585	33,015
Net income (loss) attributable to noncontrolling interest	(139)	526	902	1,071	1,044
Net income attributable to Central Garden & Pet	$92,786	$123,594	$78,828	$44,514	$31,971
Net income per share attributable to Central Garden & Pet:
Basic	$1.63	$2.39	$1.57	$0.91	$0.66
Diluted	$1.61	$2.32	$1.52	$0.87	$0.64
Weighted average shares used in the computation of income per share:
Basic	56,770	51,716	50,230	48,964	48,562
Diluted	57,611	53,341	51,820	51,075	49,638
Other Data:
Depreciation and amortization	$50,828	$47,199	$42,719	$40,001	$33,703
Capital expenditures	$31,577	$37,845	$44,659	$27,622	$22,030
Cash provided by operating activities	$204,974	$114,112	$114,309	$151,426	$87,449
Cash used in investing activities	$(76,263)	$(140,882)	$(162,842)	$(91,195)	$(49,854)
Cash provided (used) by financing activities	$(110,765)	$474,783	$(10,392)	$(14,165)	$(68,370)

	Fiscal Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017	September 24, 2016	September 26, 2015
	(in thousands)
Balance Sheet Data:
Cash and short term investments	$497,749	$482,106	$32,397	$92,982	$47,584
Working capital	1,028,668	1,004,334	462,849	481,077	446,431
Total assets	2,025,020	1,907,209	1,306,906	1,180,683	1,101,112
Total debt (6)	693,150	692,153	395,653	395,269	396,982
Equity (7)	996,177	952,834	637,142	554,587	506,380

(1)	Fiscal years 2015, 2016, 2018 and 2019 included 52 weeks. Fiscal year 2017 included 53 weeks.

(2)
During fiscal 2019, we recognized a non-cash charge of $2.5 million related to the impairment of a certain long-lived intangible asset in our Pet Segment. This charge was included as part of selling, general and administrative expenses. During fiscal 2016, we recognized a non-cash charge of $1.8 million related to the impairment of a certain indefinite-lived intangible asset in our Pet segment. During fiscal 2015, we recognized a non-cash charge of $7.3 million related to the impairment of certain indefinite-lived intangible assets in our Pet segment.

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

(4)
During fiscal 2016, we recognized a non-cash impairment charge of $16.6 million related to our investment in two joint ventures as a result of changes in marketplace conditions, which impacted expected cash flows and the recoverability of the investment.

(5)	Income tax expense was impacted by a fiscal 2018 tax benefit of $21.5 million from the revaluation of our deferred tax assets and liabilities as a result of the Tax Reform Act .

(6)	In December 2017, we issued $300 million aggregate principal amount of 5.125% senior notes due February 2028.

(7)	During the fourth quarter of fiscal 2018, we issued 5,550,000 shares of Class A common stock at a public offering price of $37.00 per share and received net proceeds of approximately $196 million.

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

Business Overview
Central Garden & Pet Company (“Central”) is a leading innovator, producer and distributor of branded and private label products for the lawn & garden and pet supplies markets in the United States. The total annual retail sales of the pet food, treats & chews, supplies and live animal industry in 2018 was estimated by Packaged Facts and the pet industry to have been approximately $51.9 billion. We estimate the annual retail sales of the pet supplies, live animal, and treats & chews and natural pet food markets in the categories in which we participate to be approximately $27.4 billion. The total lawn and garden consumables, decorative products, live plant and outdoor cushions and pillows industry in the United States is estimated by Packaged Facts, The Freedonia Group and TechNavio to have been approximately $23.3 billion in annual retail sales in 2018, including fertilizer, pesticides, growing media, seeds, mulch, other consumables, decorative products, live plants and outdoor cushions and pillows. We estimate the annual retail sales of the lawn and garden consumables, decorative products and live plant markets in the categories in which we participate to be approximately $16.3 billion.
Our pet supplies products include products for dogs and cats, including edible bones, premium healthy edible and non-edible chews, natural dog and cat food and treats, toys, pet carriers, grooming supplies and other accessories; products for birds, small animals and specialty pets, including food, cages and habitats, toys, chews and related accessories; animal and household health and insect control products; live fish and products for fish, reptiles and other aquarium-based pets, including aquariums, furniture and lighting fixtures, pumps, filters, water conditioners, food and supplements, and information and knowledge resources; and products for horses and livestock. These products are sold under the brands including Adams™, Aqueon®, Avoderm®, C&S Products®, Cadet®, Farnam®, Four Paws®, Kaytee®, K&H Pet Products®, Nylabone®, Pinnacle®, TFH™, Zilla® as well as a number of other brands including Altosid®, Comfort Zone®, Coralife®, Interpet®, Pet Select® and Zodiac®.
Our lawn and garden supplies products include proprietary and non-proprietary grass seed; wild bird feed, bird feeders, bird houses and other birding accessories; weed, grass, and other herbicides, insecticide and pesticide products; fertilizers; and decorative outdoor lifestyle products including pottery, as well as live plants and outdoor cushions and pillows. These products are sold under the brands AMDRO®, Arden Companies™, Ironite®, Pennington®, and Sevin®, as well as a number of other brand names including Lilly Miller®, Over-N-Out®, Smart Seed® and The Rebels®.
In fiscal 2019, our consolidated net sales were $2,383 million, of which our Pet segment, or Pet, accounted for approximately $1,385 million and our Garden segment, or Garden, accounted for approximately $998 million. In fiscal 2019, our operating income was $152 million consisting of income from our Pet segment of $123 million, income from our Garden segment of $102 million and corporate expenses of $73 million.
Fiscal 2019 Financial Highlights

Financial summary:

•	Net sales for fiscal 2019 increased $167.6 million, or 7.6%, to $2,383.0 million. Our Pet segment sales increased 3.3%, and our Garden segment sales increased 14.2%.

•	Gross profit for fiscal 2019 increased $28.6 million, or 4.2%, to $704.0 million. Gross margin declined 100 basis points in fiscal 2019 to 29.5%, from 30.5% in fiscal 2018.

•	Our operating income decreased $15.2 million, or 9.1%, to $152.1 million in fiscal 2019, and as a percentage of net sales declined to 6.4% as compared to 7.6% in fiscal 2018.

•	Net income for fiscal 2019 was $92.8 million, or $1.61 per share on a diluted basis, compared to net income in fiscal 2018 of $123.6 million, or $2.32 per share on a diluted basis.

•	Non-GAAP net income decreased to $92.3 million, or $1.60 per diluted share, in fiscal 2019 from $102.1 million, or $1.91 per diluted share, in fiscal 2018.

•	Diluted weighted average shares outstanding increased 4,270 shares, or 8.0%, from 53,341 shares in fiscal 2018 to 57,611 shares in fiscal 2019.

Recent Developments
Acquisitions
C&S Products
In May 2019, we purchased C&S Products, a manufacturer of suet and other wild bird feed products, for approximately $30.0 million, to complement our existing wild bird feed business. Subsequent to the acquisition, approximately $4.7 million of cash was used to eliminate the acquired long-term debt.
Arden Companies
In February 2019, we purchased the remaining 55% ownership interest in Arden Companies, a manufacturer of outdoor cushions and pillows, for $13.4 million. Subsequent to the acquisition, approximately $36 million of cash was used to eliminate most of the acquired long-term debt. As a result of the purchase of the remaining 55% ownership interest, we remeasured our previously held investment interest at its acquisition-date fair value and recorded a gain of approximately $3.2 million as part of selling, general and administrative expenses in our condensed consolidated statements of operations. The acquisition complements our existing garden portfolio.
Subsequent Event
In November 2019, our DMC business unit in the Pet Segment experienced a fire in one of its leased properties located in Athens, Texas. As a result, we sustained inventory and property-related losses in the estimated range of $15 million to $25 million dollars. This event has temporarily had a limited impact on our ability to fulfill orders to certain of our customers. We believe our insurance coverage is sufficient to cover the asset losses as well as the business interruption loss associated with this event.
Results of Operations (GAAP)
The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to net sales:

	Fiscal Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017
Net sales	100.0%	100.0%	100.0%
Cost of goods sold and occupancy	70.5	69.5	69.2
Gross profit	29.5	30.5	30.8
Selling, general and administrative	23.2	22.9	23.2
Operating income	6.4	7.6	7.6
Interest expense, net	(1.4)	(1.6)	(1.4)
Other expense, net	—	(0.2)	(0.1)
Income taxes	1.1	0.2	2.3
Noncontrolling interest	—	—	—
Net income	3.9%	5.6%	3.8%

Fiscal 2019 Compared to Fiscal 2018
Net Sales
Net sales for fiscal 2019 increased $167.6 million, or 7.6%, to $2,383.0 million from $2,215.4 million in fiscal 2018. Our branded product sales increased $117.4 million, and sales of other manufacturers’ products increased $50.2 million. Branded product sales include products we produce under Central brand names and products we produce under third party brands. Sales of our branded products represented 78.9% of our total sales in fiscal 2019 compared with 79.5% in fiscal 2018. Organic net sales, which excludes the impact of acquisitions and divestitures in the last 12 months, increased $32.9 million, or 1.5%, compared to fiscal 2018. Private label sales represented approximately 15% of consolidated net sales.
The following table indicates each class of similar products which represented approximately 10% or more of our consolidated net sales in the fiscal years presented (in millions):

Category	2019	2018	2017
Other pet products	$613.4	$606.7	$603.6
Other garden products	560.8	445.7	377.0
Other manufacturers' products	504.5	454.3	409.0
Dog & cat products	452.1	445.1	405.1
Controls & fertilizer products	252.2	263.6	259.8
Total	$2,383.0	$2,215.4	$2,054.5
Pet net sales for fiscal 2019 increased $43.8 million, or 3.3%, to $1,384.7 million from $1,340.9 million in fiscal 2018. The increase in Pet net sales was due in large part to sales from our acquisition of General Pet Supply in April 2018 and C&S Products in May 2019. Until an acquired business has been a part of our consolidated results for 12 months, its net sales are considered sales from acquisitions and divestitures rather than organic sales.
Pet organic net sales declined $2.5 million, or 0.2%, primarily as a result of lower sales in our animal health business due to a difficult agricultural economic environment and unfavorable weather for livestock and grain production impacting our professional business, lower sales of pet behavior modification products, impacted by a new market entrant and product performance issues, and a soft flea and tick season. The decrease in the animal health business was partially offset by volume-based sales increases in our dog and cat and live fish businesses.
Pet branded product sales increased $13.7 million and sales of other manufacturers' products increased $30.1 million. Both increases were due to recent acquisitions.
Garden net sales for fiscal 2019 increased $123.8 million, or 14.2%, to $998.3 million from $874.5 million in fiscal 2018. The increase in net sales was due to both sales from acquisitions and organic sales growth. Sales from our acquisitions of Arden, in February 2019, and Bell Nursery, in March 2018, accounted for $88.4 million of the increase in net sales.
Garden organic net sales increased $35.4 million, or 4.0%, due primarily to increased sales in our garden distribution business, volume-based increases in live plants and wild bird feed and a price-based increase in grass seed partially offset by decreased sales in our controls and fertilizer products due to unfavorable weather that impacted insect control demand.
Garden branded sales increased $103.7 million, due to both acquisitions and organic sales growth, and sales of other manufacturers' products increased $20.1 million.
Gross Profit
Gross profit for fiscal 2019 increased $28.6 million, or 4.2%, to $704.0 million from $675.4 million in fiscal 2018, and gross margin decreased 100 basis points to 29.5% in fiscal 2019 from 30.5% in fiscal 2018. Both operating segments contributed to the increase in gross profit, while the Garden segment was the primary driver of the decline in gross margin. Overall, acquisitions accounted for approximately half of the decline in gross margin.
In the Pet segment, gross profit increased due to sales from acquisitions. Gross margin declined in the Pet segment due in large part to the decline in our animal health sales, which had an adverse impact on Pet's gross margin not only as a result of the lower sales volume but also its impact on the Pet segment's sales mix given higher margins in animal health, and the acquisition of General Pet Supply, which positively impacted Pet's gross profit but negatively impacted Pet's gross margin given lower margins in distribution. These declines were partially offset by price increases taken across most of the businesses in our Pet segment.
In the Garden segment, gross profit increased due to higher sales partially offset by a lower gross margin. The gross profit increase was due primarily to sales from acquisitions. Garden's gross margin was impacted by sales from our acquisitions of Bell Nursery in March 2018 (seasonal losses in the early months of fiscal 2019 were not part of fiscal 2018 results due to the timing of the transaction) and Arden, whose gross margin was lower than the Garden segment average. The Garden segment was also impacted by increased costs, including commodity and transportation costs. These declines were partially offset by price increases taken across most of the businesses in our Garden segment.

Selling, General and Administrative
Selling, general and administrative expenses increased $43.9 million, or 8.6%, from $508.0 million in fiscal 2018 to $551.9 in fiscal 2019. As a percentage of net sales, selling, general and administrative expenses increased from 22.9% in fiscal 2018 to 23.2% in fiscal 2019. The increase in selling, general and administrative expenses was due to increases in both selling and delivery expense and warehouse and administrative expense, although selling and delivery expense, as a percentage of net sales, declined. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and information technology functions.
Selling and delivery expense increased $16.0 million, or 6.0%, from $266.3 million in fiscal 2018 to $282.3 million in fiscal 2019 but as a percentage of net sales decreased from 12.0% in fiscal 2018 to 11.8% in fiscal 2019. The increase was due primarily to recent acquisitions and secondarily to increased delivery spend partially offset by reduced marketing and media spend. The decrease in selling and delivery expense as a percentage of net sales was due primarily to lower discretionary marketing spend.
Warehouse and administrative expense increased $27.9 million, or 11.5%, from $241.7 million in fiscal 2018 to $269.6 million in fiscal 2019 and increased as a percentage of net sales to 11.3% in fiscal 2019 from 10.9% in fiscal 2018. Increased expense in both operating segments was due primarily to our recent acquisitions as well as increased bad debt expense within the Pet segment. Two unusual items are included within warehouse and administrative expense that substantially offset each other. During fiscal 2019, we recorded a non-cash impairment charge of $2.5 million in our Pet segment related to the impairment of intangible assets caused by a retail customer exiting the live fish business. We also recorded a non-cash gain of $3.2 million in our Garden segment related to our acquisition of the remaining 55% interest in Arden. Corporate expense increased $4.2 million in fiscal 2019 compared to fiscal 2018 primarily due to costs associated with hiring our new CEO, expenses incurred for the unanticipated resolution of a legal matter, increased non-cash equity compensation expense and third-party expenses incurred related to our implementation of the new GAAP lease standard we will adopt beginning in fiscal 2020. These increases were partially offset by lower medical insurance costs and lower depreciation and amortization expense. Corporate expenses are included within administrative expense and related to the costs of unallocated executive, administrative, finance, legal, human resource, and information technology functions.
Operating Income
Operating income decreased $15.2 million, or 9.1%, to $152.1 million in fiscal 2019 from $167.3 million in fiscal 2018. Our operating margin was 6.4% in fiscal 2019, declining from 7.6% in fiscal 2018. Increased sales of $167.6 million were partially offset by a 100 basis point decline in gross margin and a $43.9 million increase in selling, general and administrative expense, which increased as a percentage of net sales compared to fiscal 2018. Adjusting for the non-cash gain from the fair value remeasurement of our previously held investment interest upon our acquisition of the remaining 55% interest in Arden in our Garden segment and for the non-cash charge for the intangible asset impairment in our Pet segment, our non-GAAP operating income decreased $15.9 million, or 9.5%, to $151.4 million for fiscal 2019 from $167.3 million for fiscal 2018.
Pet operating income decreased $17.7 million, or 12.6%, to $122.7 million in fiscal 2019 from $140.4 million for fiscal 2018. The decrease was due to increased sales offset by a lower gross margin and increased selling, general and administrative expenses. Our Pet operating margin declined to 8.9% in fiscal 2019 from 10.5% in fiscal 2018 due to the lower gross margin and higher selling, general and administrative expense as a percentage of net sales. Both operating income and margin were significantly impacted by the weaker performance of our animal health business.
Garden operating income increased $6.6 million, or 6.9%, to $102.2 million for fiscal 2019 from $95.6 million for fiscal 2018. The increase was due to increased sales from acquisitions and our organic businesses partially offset by a lower gross margin and higher selling, general and administrative expenses. The increase in operating income was due primarily to our Arden and Bell Nursery acquisitions.
Corporate operating expense increased $4.2 million in fiscal 2019 compared to fiscal 2018 due to costs associated with hiring our new CEO, expenses incurred for the unanticipated resolution of a legal matter, increased non-cash equity compensation expense and third-party expenses incurred related to our implementation of the new GAAP lease standard we will adopt beginning in fiscal 2020. These increases were partially offset by lower medical insurance costs and lower depreciation and amortization expense.
Net Interest Expense
Net interest expense decreased $3.0 million, or 8.3%, from $36.1 million in fiscal 2018 to $33.1 million in fiscal 2019. Increased interest expense incurred in our fiscal 2019 first quarter, due to higher average debt outstanding, was more than offset by increased interest income the following three fiscal 2019 quarters. In December 2017, we issued $300 million aggregate principal amount of 5.125% senior notes due February 2028.
Debt outstanding on September 28, 2019 was $693.2 million compared to $692.2 million as of September 29, 2018. Our average borrowing rate for fiscal 2019 and fiscal 2018 was 5.8%.

Other Expense
Other expense is comprised of income or loss from investments accounted for under the equity method of accounting, including any associated impairments of equity method investments and foreign currency exchange gains and losses. Other income improved $4.1 million from an expense of $3.9 million in fiscal 2018 to income of $0.2 million in fiscal 2019. Lower losses in fiscal 2019 from one of our start-up business investments were partially offset by lower investment income from Arden due to our purchase of the remaining 55% ownership interest in February 2019.
Income Taxes
Our effective income tax rate was 22.3% for fiscal 2019 compared to 2.6% for fiscal 2018. Fiscal 2018 included a tax benefit of $21.5 million due to the remeasurement of our deferred tax accounts upon the enactment of the Tax Reform Act.
In fiscal 2018, after adjusting for the tax benefit of $21.5 million, our effective income tax rate was 19.5% compared to our effective income tax rate of 22.3% in fiscal 2019. The higher effective income tax rate in fiscal 2019 was due primarily to lower excess tax benefits from stock compensation in the current fiscal year. We adopted Accounting Standards Update ("ASU") 2016-09 during fiscal 2018 and, as a result, now record excess tax benefits resulting from stock compensation in the provision for income taxes.
Net Income and Earnings Per Share
Our net income for fiscal 2019 was $92.8 million, or $1.61 per diluted share, compared to $123.6 million, or $2.32 per diluted share, for fiscal 2018.
In fiscal 2018, the impact of the Tax Reform Act on our deferred tax accounts was significant. Adjusting fiscal 2019 for the non-cash gain from the fair value remeasurement of our previously held investment interest upon our acquisition of the remaining 55% interest in Arden and for the non-cash charge for the intangible asset impairment in our Pet segment and fiscal 2018 for the impact of the Tax Reform Act on our deferred tax accounts, non-GAAP net income for the fiscal 2019 was $92.3 million or $1.60 per diluted share, compared to $102.1 million or $1.91 per diluted share in fiscal 2018. The decline in fiscal 2019 net income and earnings per share was due primarily to the reduced operating income in our Pet segment and increased shares outstanding due to our equity offering in August 2018.

Fiscal 2018 Compared to Fiscal 2017
For a discussion of our results of operations in fiscal 2018 compared to fiscal 2017, please see Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 29, 2018 filed with the SEC.

Use of Non-GAAP Financial Measures
We report our financial results in accordance with accounting principles generally accepted in the United States (GAAP). However, to supplement the financial results prepared in accordance with GAAP, we use non-GAAP financial measures including EBITDA, organic sales, non-GAAP operating income on a consolidated and segment basis, and non-GAAP net income and diluted net income per share. Management believes these non-GAAP financial measures that exclude the impact of specific items (described below) may be useful to investors in their assessment of our ongoing operating performance and provide additional meaningful comparisons between current results and results in prior operating periods.
EBITDA is defined by us as income before income tax, net other expense, net interest expense and depreciation and amortization (or operating income plus depreciation and amortization expense). We present EBITDA because we believe that EBITDA is a useful supplemental measure in evaluating the cash flows and performance of our business and provides greater transparency into our results of operations. EBITDA is used by our management to perform such evaluation. EBITDA should not be considered in isolation or as a substitute for cash flow from operations, income from operations or other income statement measures prepared in accordance with GAAP. We believe that EBITDA is frequently used by investors, securities analysts and other interested parties in their evaluation of companies, many of which present EBITDA when reporting their results. Other companies may calculate EBITDA differently and it may not be comparable.
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
Non-GAAP financial measures reflect adjustments based on the following items:

•
Gains from the fair value remeasurement of previously held investment interests: we have excluded the impact of the fair value remeasurement of a previously held investment interest as it represents an infrequent transaction that occurs in limited circumstances that impacts the comparability between operating periods. We believe the adjustment of this gain supplements the GAAP information with a measure that may be used to assess the sustainability of our operating performance.

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
The non-GAAP adjustments made reflect the following:

(1)
During the second quarter of fiscal 2019, we recorded a $3.2 million non-cash gain in our Garden segment from the fair value remeasurement of our previously held 45% interest in Arden upon our acquisition of the remaining 55% interest. The gain was recorded as part of selling, general and administrative costs in the condensed consolidated statements of operations.

(2)
During the second quarter of fiscal 2019, we recognized a non-cash impairment charge in our Pet segment of $2.5 million related to the impairment of intangible assets caused by a retail customer exiting the live fish business. The adjustment was recorded as part of selling, general and administrative costs.

(3)
As a result of the Tax Reform Act, during fiscal 2018, we recorded a tax benefit of $21.5 million, of which $16.3 million was recorded in the first quarter and $5.2 million in the fourth quarter, due to the remeasurement of our deferred tax assets and liabilities. We excluded only this transitional impact and did not include in the adjustment the ongoing impact of the lower U.S. statutory rate on our earnings.

		GAAP to Non-GAAP Reconciliation (in thousands) For the Fiscal Year Ended
		Consolidated
		September 28, 2019	September 29, 2018
Operating Income Reconciliation
GAAP operating income		$152,068	$167,336
Previously held investment interest fair value remeasurement	(1)	(3,215)	—
Intangible asset impairment	(2)	2,540	—
Non-GAAP operating income		$151,393	$167,336

Pet Segment Operating Income Reconciliation
GAAP Pet segment operating income		$122,727	$140,353
Intangible asset impairment	(2)	2,540	—
Non-GAAP Pet segment operating income		$125,267	$140,353

Garden Segment Operating Income Reconciliation
GAAP Garden segment operating income		$102,170	$95,551
Previously held investment interest fair value remeasurement	(1)	$(3,215)	$—
Non-GAAP Garden segment operating income		$98,955	$95,551

		GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Fiscal Year Ended
		September 28, 2019	September 29, 2018
Net Income and Diluted Net Income Per Share Reconciliation
GAAP net income attributable to Central Garden & Pet		$92,786	$123,594
Previously held investment interest fair value remeasurement	(1)	(3,215)	—
Intangible asset impairment	(2)	2,540	—
Tax effect of remeasurement and impairment		151	—
Tax effect of revaluation of deferred tax amounts	(3)	—	(21,485)
Non-GAAP net income attributable to Central Garden & Pet		$92,262	$102,109
GAAP diluted net income per share		$1.61	$2.32
Non-GAAP diluted net income per share		$1.60	$1.91
Shares used in GAAP and non-GAAP diluted net earnings per share calculation		57,611	53,341

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

	GAAP to Non-GAAP Reconciliation For the Fiscal Year Ended September 28, 2019
	Consolidated		Pet Segment		Garden Segment
		Percent Change		Percent Change		Percent Change
Reported net sales FY 2019 (GAAP)	$2,383.0		$1,384.7		$998.3
Reported net sales FY 2018 (GAAP)	2,215.4		1,340.9		874.5
Increase in net sales	167.6	7.6%	43.8	3.3%	123.8	14.2%
Effect of acquisitions and dispositions on increase in net sales	134.7		46.3		88.4
Increase (decrease) in organic net sales	$32.9	1.5%	$(2.5)	(0.2)%	$35.4	4.0%

	GAAP to Non-GAAP Reconciliation For the Fiscal Year Ended September 29, 2018
	Consolidated		Pet Segment		Garden Segment
		Percent Change		Percent Change		Percent Change
Reported net sales FY 2018 (GAAP)	$2,215.4		$1,340.9		$874.5
Reported net sales FY 2017 (GAAP)	2,054.5		1,246.4		808.1
Increase in net sales	160.9	7.8%	94.5	7.6%	66.4	8.2%
Effect of acquisitions and dispositions on increase in net sales	140.3		56.2		84.1
Increase in organic net sales	20.6	1.0%	38.3	3.1%	(17.7)	(2.2)%
Estimated impact of extra week in fiscal 2017 on organic sales	32.8		21.4		11.4
Organic net sales adjusted for extra week	$53.4	2.6%	$59.7	4.8%	$(6.3)	(0.8)%

	GAAP to non-GAAP Reconciliation Fiscal Year Ended September 28, 2019
EBITDA Reconciliation	Total	Garden	Pet	Corp
Net income attributable to Central Garden & Pet	$92,786	—	—	—
Interest expense, net	33,060	—	—	—
Other income	(243)	—	—	—
Income tax expense	26,604	—	—	—
Net income attributable to noncontrolling interest	(139)	—	—	—
Sum of items below operating income	59,282	—	—	—
Income from Operations	152,068	102,170	122,727	(72,829)
Depreciation & Amortization	50,828	11,959	32,803	6,066
EBITDA	$202,896	$114,129	$155,530	$(66,763)

	GAAP to non-GAAP Reconciliation Fiscal Year Ended September 29, 2018
EBITDA Reconciliation	Total	Garden	Pet	Corp
Net income attributable to Central Garden & Pet	$123,594	—	—	—
Interest expense, net	36,051	—	—	—
Other income	3,860	—	—	—
Income tax expense	3,305	—	—	—
Net income attributable to noncontrolling interest	526	—	—	—
Sum of items below operating income	43,742	—	—	—
Income from Operations	167,336	95,551	140,353	(68,568)
Depreciation & Amortization	47,199	8,744	29,889	8,566
EBITDA	$214,535	$104,295	$170,242	$(60,002)
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
During fiscal 2019, commodity costs increased, even as freight costs moderated. Tariffs implemented during the year did have a negative impact in instances where we were unable to pass through the incremental costs.
During fiscal 2018, costs increased in a number of areas, including raw materials, freight and labor. We took certain pricing actions in fiscal 2018, which generally took effect in fiscal 2019, to help offset the impact of these inflationary pressures.
During fiscal 2017, overall costs were stable and commodity costs generally declined as overall inflationary pressures were low. In past years, we have been impacted by volatility in a number of commodities, including grass seed, fertilizer inputs and wild bird feed grains.
Weather and Seasonality
Our sales of lawn and garden products are influenced by weather and climate conditions in the different markets we serve. Our Garden segment’s business is highly seasonal. In fiscal 2019, approximately 69% of our Garden segment’s net sales and 58% of our total net sales occurred during our second and third fiscal quarters. Substantially all of the Garden segment’s operating income is typically generated in this period, which has historically offset the operating loss incurred during the first fiscal quarter of the year.
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
We service two broad markets: pet supplies and lawn and garden supplies. Our pet supplies businesses involve products that have a year round selling cycle with a slight degree of seasonality. As a result, it is not necessary to maintain large quantities of inventory to meet peak demands. Our lawn and garden businesses are highly seasonal with approximately 69% of our Garden segment’s net sales occurring during the second and third fiscal quarters. This seasonality requires the shipment of large quantities of product well ahead of the peak consumer buying periods. To encourage retailers and distributors to stock large quantities of inventory, industry practice has been for manufacturers to give extended credit terms and/or promotional discounts.

Operating Activities
Net cash provided by operating activities increased $90.9 million, from $114.1 million in fiscal 2018 to $205.0 million in fiscal 2019. The increase in cash provided was due primarily to changes in our working capital accounts for fiscal 2019 compared to fiscal 2018.
Net cash provided by operating activities decreased $0.2 million, from $114.3 million in fiscal 2017 to $114.1 million in fiscal 2018. The increase in net income for the fiscal year ended September 29, 2018 was partially offset by the cash and non-cash effects of the impact of the Tax Reform Act as described in Note 1 - Organization and Significant Accounting Policies, as well as changes in our working capital accounts for fiscal 2019, as compared to fiscal 2018.

Investing Activities
Net cash used in investing activities decreased $64.6 million from $140.9 million in fiscal 2018 to $76.3 million in fiscal 2019. The decrease in cash used in investing activities was due primarily to decreased investment and acquisition activity as well as a $6.2 million decrease in capital expenditures in fiscal 2019 compared to fiscal 2018. During the second quarter of fiscal 2019, we acquired the remaining 55% interest in Arden Companies for approximately $11 million, and during the third quarter of fiscal 2019 we acquired C&S Products for approximately $30.0 million. During the second quarter of fiscal 2018, we acquired Bell Nurseries for approximately $62 million, and during the third quarter of fiscal 2018 we acquired General Pet Supply for approximately $24.3 million. We also made fewer investments in the current year than in the prior year.
Net cash used in investing activities decreased $22.0 million from $162.8 million in fiscal 2017 to $140.9 million million in fiscal 2018. The decrease in cash used in investing activities was due primarily to decreased acquisition and investment activity as well as a $6.8 million decrease in capital expenditures during fiscal 2018. During the second quarter of fiscal 2018, we acquired Bell Nurseries for approximately $61 million, and during the third quarter of fiscal 2018, we acquired General Pet Supply for approximately $24.3 million, in addition to two immaterial acquisitions for approximately $8 million. During the first fiscal quarter of 2017, we acquired Segrest Inc., a wholesaler of aquarium fish, for total aggregate consideration of $60 million and during the third fiscal quarter of 2017, we acquired K&H Manufacturing for approximately $48 million. The acquisition activity in 2017 was partially offset by proceeds from the sale of a small veterinary division and a distribution facility in our Garden segment during the first fiscal quarter of 2017. During fiscal 2018, we made investments in three strategic joint ventures for a total of $9.0 million, as compared to investments made in fiscal 2017 of $12.5 million.

Financing Activities
Net cash provided by financing activities decreased $585.5 million from $474.8 million of cash provided in fiscal 2018 to $110.8 million of cash used in fiscal 2019. The decrease in cash provided by financing activities during the current year was due primarily to our December 2017 issuance of $300 million aggregate principal amount 5.125% senior notes due February 2028, partially offset by deferred financing costs of approximately $4.8 million associated with this issuance. Additionally, during the fourth quarter of fiscal 2018, we issued 5,550,000 shares of Class A common stock at a public offering price of $37.00 per share and received net proceeds of approximately $196 million. We repaid approximately $46 million of acquired long-term debt subsequent to our acquisitions of Arden Companies and C&S Products during fiscal 2019. During the current year period, we also repurchased approximately 0.6 million shares of our voting common stock (CENT) in the open market at an aggregate cost of approximately $14.7 million, or approximately $24.41 per share, and approximately 1.8 million shares of our non-voting common stock (CENTA) in the open market at an aggregate cost of approximately $43.4 million, or $24.69 per share, in addition to $5.3 million used for minimum statutory tax withholdings related to the net share settlement of our stock. We also paid $1.3 million in financing costs associated with the amendment of our asset-based loan facility during the current year period.
Net cash used in financing activities increased $485.2 million from $10.4 million in fiscal 2017 to $474.8 million in fiscal 2018. The increase in cash provided was due primarily to our December 2017 issuance of $300 million aggregate principal 5.125% senior notes due February 2028, partially offset by the payment of $4.8 million of deferred financing costs associated with this offering. Additionally, during the fourth quarter of fiscal 2018, we issued 5,550,000 shares of Class A common stock at a public offering price of $37.00 per share and received net proceeds of approximately $196 million.
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
Stock Repurchases
During fiscal 2019, we repurchased approximately 0.6 million shares of our voting common stock (CENT) in the open market at an aggregate cost of approximately $14.7 million, or approximately $24.41 per share, and approximately 1.8 million shares of our non-voting common stock (CENTA) in the open market at an aggregate cost of approximately $43.4 million, or $24.69 per share. In fiscal 2011, our Board of Directors authorized a $100 million share repurchase program, which authorization was fully utilized in the fourth quarter of fiscal 2019. In August 2019, our Board of Directors authorized a new share repurchase program to purchase up to $100 million of our common stock (the "2019 Repurchase Authorization"). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. As of September 28, 2019, no repurchases had been made under the $100 million 2019 Repurchase Authorization.
In February 2019, the Board of Directors authorized us to make supplemental purchases to minimize dilution resulting from issuances under our equity compensation plans (the "Equity Dilution Authorization"). In addition to our regular share repurchase program, we are permitted to purchase annually a number of shares equal to the number of shares of restricted stock or stock options granted in the prior fiscal year, to the extent not already repurchased, and the current fiscal year. The Equity Dilution Authorization has no fixed expiration date and expires when the Board withdraws its authorization. As of September 28, 2019, we had authorization remaining from the fiscal 2019 equity plan activity to repurchase up to 1.2 million shares under our Equity Dilution Authorization.
Total Debt
At September 28, 2019, our total debt outstanding was $693.2 million versus $692.2 million at September 29, 2018.
Senior Notes
$300 Million, 5.125% Senior Notes due 2028
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
The 2028 Notes contain customary high-yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all covenants as of September 28, 2019.

$400 Million, 6.125% Senior Notes due 2023
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
We may redeem some or all of the 2023 Notes, at our option, at any time on or after November 15, 2019 for 103.063%, on or after November 15, 2020 for 101.531% and on or after November 15, 2021 for 100%, plus accrued and unpaid interest.
The holders of the 2023 Notes have the right to require us to repurchase all or a portion of the 2023 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all covenants as of September 28, 2019.
Asset-Based Loan Facility Amendment
On September 27, 2019, we entered into a Second Amended and Restated Credit Agreement (“Amended Credit Agreement”). The Amended Credit Agreement amends and restates the previous credit agreement dated April 22, 2106 and continues to provide up to a $400.0 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200.0 million principal amount available with the consent of the Lenders, as defined, if we exercise the accordion feature set forth therein (collectively, the “Amended Credit Facility”). The Amended Credit Facility now matures on September 27, 2024. We may borrow, repay and reborrow amounts under the Amended Credit Facility until its maturity date, at which time all amounts outstanding under the Amended Credit Facility must be repaid in full.
The Amended Credit Facility is subject to a borrowing base, reduced capacity due to reserves and certain other restrictions. The borrowing base is calculated using a formula initially based upon eligible receivables and inventory minus certain reserves, and was $400.0 million at closing. The Amended Credit Facility also allows us to add real property to the borrowing base so long as the real property is subject to a first priority lien in favor of the Administrative Agent for the benefit of the Lenders. Proceeds of the Amended Credit Facility will be used for general corporate purposes. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and an increased $40 million sublimit for short-notice borrowings. We incurred approximately $1.6 million of debt issuance costs in conjunction with this transaction, which included underwriter fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility. As of September 28, 2019, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $3.2 million outstanding as of September 28, 2019.
Borrowings under the Amended Credit Facility will bear interest at an index based on LIBOR or, at our option, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on our consolidated senior leverage ratio and (d) 0.00%. Such applicable margin for LIBOR-based borrowings fluctuates between 1.00%-1.50% (previously between 1.25% and 1.50%) and was 1.00% at the time of closing, and such applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50% (previously 0.25%-0.50%), and was 0.00% at closing. An unused line fee shall be payable monthly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit shall be payable monthly and a facing fee of 0.125% shall be paid on demand for the stated amount of each letter of credit. We are also required to pay certain fees to the administrative agent under the Amended Credit Facility. As of September 28, 2019, the applicable interest rate related to Base Rate borrowings was 5.0%, and the applicable interest rate related to LIBOR-based borrowings was 3.0%. Banks currently reporting information used to set LIBOR will stop doing so after 2021. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. We are monitoring their efforts, and we will likely amend contracts to accommodate any replacement rate where it is not already provided.
In July 2017, the Financial Conduct Authority in the United Kingdom (UK), the governing body responsible for regulating the London Interbank Offered Rate (LIBOR), announced that it no longer will compel or persuade financial institutions and panel banks to make LIBOR submissions after 2021. This decision is expected to result in the end of the use of LIBOR as a reference rate for commercial loans and other indebtedness. We have both LIBOR-denominated and Euro Interbank Offer Rate (EURIBOR)-denominated indebtedness. The transition to alternatives to LIBOR could be modestly disruptive to the credit markets, and while we do not believe that the impact would be material to us, we do not yet have insight into what the impacts might be.
The administering regulatory authority announced it intends to phase out London Interbank Offered Rate (LIBOR) by the end of 2021. Our variable rate debt and revolving credit facility use LIBOR as a benchmark for establishing interest rates. Once LIBOR is phased out it will be replaced by an alternative method equivalent to LIBOR. Any legal or regulatory changes made in response to LIBOR’s future discontinuance may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, or changes in the rules or methodologies in LIBOR. In addition, alternative methods to LIBOR may be impossible or impracticable to determine. While we do not expect that the transition from LIBOR and risks related thereto will have a material adverse effect on our financing costs, it is still uncertain at this time.

The Amended Credit Facility continues to contain customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity. We were in compliance with all financial covenants under the Amended Credit Facility during the period ended September 28, 2019.

Contractual Obligations
The table below presents our significant contractual cash obligations by fiscal year:

Contractual Obligations	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Fiscal 2024	Thereafter	Total
	(in millions)
Long-term debt, including current maturities (1)	$0.1	$0.1	$0.1	$—	$400.0	$300.0	$700.3
Interest payment obligations (2)	39.9	39.9	39.9	39.9	18.5	52.6	230.7
Operating leases	38.0	29.3	21.8	11.3	7.9	20.7	129.0
Purchase commitments (3)	107.5	33.9	23.9	18.3	8.1	0.1	191.8
Performance-based payments (4)	—	—	—	—	—	—	—
Total	$185.5	$103.2	$85.7	$69.5	$434.5	$373.4	$1,251.8

(1)
Excludes $3.2 million of outstanding letters of credit related to normal business transactions. Debt repayments do not reflect the unamortized portion of deferred financing costs associated with the 2023 Notes and 2028 Notes of $7.1 million as of September 28, 2019, of which $3.2 million is amortizable until November 2023 and $3.9 million is amortizable until February 2028 and is included in the carrying value of the long-term debt. See Note 10 to the consolidated financial statements for further discussion of long-term debt.

(2)	Estimated interest payments to be made on our 2023 and 2028 Notes. See Note 10 to the consolidated financial statements for description of interest rate terms.

(3)
Contracts for purchases of grains, grass seed and pet food ingredients, used primarily to mitigate risk associated with increases in market prices and commodity availability, may obligate us to make future purchases based on estimated yields. The terms of these contracts vary; some having fixed prices or quantities, others having variable pricing and quantities. For certain agreements, management estimates are used to develop the quantities and pricing for anticipated purchases, and future purchases could vary significantly from such estimates.

(4)
Possible performance-based payments associated with prior acquisitions of businesses are not included in the above table, because they are based on future performance of the businesses acquired, which is not yet known. Performance-based payments of approximately $0.2 million were made in fiscal 2018 related to Hydro-Organics Wholesale, Inc. Potential performance-based periods extend through fiscal 2020 for Segrest, fiscal 2020 for B2E and fiscal 2025 for Hydro-Organics Wholesale, Inc. Payments are capped at $1.0 million per year related to Hydro-Organics Wholesale, Inc.

As of September 28, 2019, we had unrecognized tax benefits of $0.5 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.
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
Allowance for Doubtful Accounts
We record an allowance for credit losses and disputed balances associated with our customers’ failure to make required payments. Our allowance also includes amounts estimated for customer deductions. We estimate our allowance based on specific identification, historical experience, customer concentrations, customer credit-worthiness and current economic trends. Generally, we require no collateral from our customers. If the financial condition of our customers were to deteriorate, we were not able to demonstrate the validity of amounts due or future default rates on trade receivables in general were to differ from those currently anticipated, additional allowances could be required, which would affect earnings in the period the adjustments are made. For more information, see Note 5 to our consolidated financial statements.
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
Most of our goodwill is associated with our Pet segment. In connection with our annual goodwill impairment testing performed during fiscal 2019, 2018 and 2017 we made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of its reporting units under the two-step goodwill impairment test. We completed our qualitative assessment of potential goodwill impairment and it was determined that it was more likely than not the fair values of our reporting units were greater than their carrying amounts, and accordingly, no further testing of goodwill was required.
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
During fiscal 2019, 2018 and 2017, we performed evaluations of the fair value of our indefinite-lived trade names and trademarks. Our expected revenues were based on our future operating plan and market growth or decline estimates for future years. No impairment was indicated during our fiscal 2019, 2018 and 2017 analyses of our indefinite-lived trade names and trademarks.
Long-Lived Assets
We review our long-lived assets, including amortizable intangibles and property, plant and equipment, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized for amortizable intangible assets and property, plant and equipment when estimated undiscounted future cash flows expected to result from use of the asset are less than its carrying amount. Management determines fair value by estimating future cash flows as a result of forecasting sales and costs. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. No factors indicating the carrying value of our tangible long-lived assets may not be recoverable were present in fiscal 2018 and fiscal 2017, respectively, and accordingly, no impairment testing was performed on these assets. As a result of one of our retail customers exiting the live fish business, factors indicating the carrying value of certain amortizable intangible assets may not be recoverable were present during fiscal 2019. We performed impairment testing on these assets, found the carrying value was not recoverable, and accordingly, recorded an impairment charge in our Pet segment of approximately $2.5 million as part of selling, general and administrative expenses in the consolidated statements of operations for the fiscal year ended September 28, 2019.
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
Interest Rate Risk. The interest payable on our Amended Credit Facility is based on variable interest rates and therefore affected by changes in market interest rates. We had no variable rate debt outstanding as of September 28, 2019 under our Amended Credit Facility. However, if our Amended Credit Facility were fully drawn and interest rates changed by 25 basis points compared to actual rates, interest expense would have increased or decreased by approximately $1.0 million. In addition, we have investments consisting of cash equivalents and short-term investments, which are also affected by changes in market interest rates.
Commodity Prices. We are exposed to fluctuations in market prices for grains, grass seed, chemicals, fertilizer ingredients and pet food ingredients. To mitigate risk associated with increases in market prices and commodity availability, we enter into contracts for purchases, primarily to ensure commodity availability to us in the future. As of September 28, 2019, we had entered into fixed purchase commitments for commodities totaling approximately $191.8 million. A 10% change in the market price for these commodities would result in an additional pretax gain or loss of $19.2 million as the related inventory containing those inputs is sold.
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of September 28, 2019.
(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2019. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The remaining information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders under the captions “Election of Directors,” “Further Information Concerning the Board of Directors – Committees of the Board”, “Delinquent Section 16(a) Reports” and “Code of Ethics.” See also Item 1 – Business above.

Item 11. Executive Compensation
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders under the captions “Executive Compensation” and “Further Information Concerning the Board of Directors – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders under the captions “Ownership of Management and Principal Stockholders” and Executive Compensation – “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders under the captions “Further Information Concerning the Board of Directors – Board Independence” and “Transactions with the Company.”

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from Central’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders under the caption “Independent Registered Public Accounting Firm.”

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

(2)	Exhibits:
Set forth below is a list of exhibits that are being filed or incorporated by reference into this Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Filed, Not Furnished
3.1	Fourth Amended and Restated Certificate of Incorporation	10-K	001-33268	3.1	12/14/2006
3.2	Amended and Restated By-laws of Central Garden & Pet Company, effective October 2, 2019	8-K	001-33268	3.1	10/4/2019
4.1	Specimen Common Stock Certificate.	10-K	001-33268	4.1	11/29/2017
4.2	Specimen Class A Common Stock Certificate.	10-K	001-33268	4.2	11/29/2017

Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Filed, Not Furnished
4.3	Indenture, dated as of March 8, 2010, by and between the Company and Wells Fargo Bank, National Association, as trustee.	8-K	001-33268	4.2	3/8/2010
4.4	Third Supplemental Indenture, dated as of November 9, 2015, by and among the Company, the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to 6.125% Senior Notes due 2023.	10-K	001-33268	4.6	12/10/2015
4.5	Fourth Supplemental Indenture, dated as of March 25, 2016, by and among the Company, certain guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to 6.125% Senior Notes due 2023.	10-K	001-33268	4.5	12/2/2016
4.6	Fifth Supplemental Indenture, dated as of December 23, 2016, by and among the Company, certain guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.125% Senior Notes due 2023.	10-Q	001-33268	4.1	2/2/2017
4.7	Sixth Supplemental Indenture, dated as of June 24, 2017, by and among the Company, certain guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.125% Senior Notes due 2023.	10-Q	001-33268	4.1	8/3/2017
4.8	Seventh Supplemental Indenture, dated as of December 24, 2017, by and among the Company, certain guarantors named therein and Wells Fargo Bank National Association, as trustee, relating to the 5.125% Senior Notes due 2028.	8-K	001-33268	4.1	12/14/2017
4.9	Eight Supplemental Indenture, dated as of December 14, 2017, by and among the Company, certain guarantors named therein and Wells Fargo Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2023.	8-K	001-33268	4.2	12/14/2017
4.10	Ninth Supplemental Indenture, dated as of March 30, 2019, by and among the Company, certain guarantors named therein and Wells Fargo Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2023 and the 5.125% Senior Notes due 2028.	10-Q	001-33268	4.1	5/7/2019
4.11	Tenth Supplemental Indenture, dated as of June 29, 2019, by and among the Company, certain guarantors named therein and Wells Fargo Bank National Association, as trustee, relating to the 6.125% Senior Notes due 2023 and the 5.125% Senior Notes due 2028.	10-Q	001-33268	4.1	8/2/2019
4.12	Description of the Registrants Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1	Form of Indemnification Agreement between the Company and Executive Officers and Directors.	10-K	011-33268	10.1	11/29/2017

Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Filed, Not Furnished
10.2
Second Amended and Restated Credit Agreement dated September 27, 2019 among the Company, certain of the Company's domestic subsidiaries as borrowers and guarantors, a syndicate of financial institutions party thereto, Suntrust Bank, as issuing bank and administrative agent, Bank of America, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Syndication Agents, Bank of the West, BMO Harris Bank, N.A., J.P. Morgan Chase Bank, N.A. and Keybank National Association as Co-Documentation Agents, Suntrust Robinson Humphrey, Inc., Bank of America N.A., U.S. Bank National Association and Wells Fargo Bank, National Association as Joint Lead Arrangers and Joint Bookrunners.
						X
10.3*	2003 Omnibus Equity Incentive Plan, as amended and restated effective February 13, 2012.	8-K	001-33268	10.2	2/15/2012
10.4*	Form of Nonstatutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan.	10-K	000-20242	10/5/2001	12/9/2004
10.5*	Form of Restricted Stock Agreement for 2003 Omnibus Equity Incentive Plan.	10-K	000-20242	10/5/2002	12/9/2004
10.6*	Form of Performance-Based Non-Statutory Stock Option Agreement for 2003 Omnibus Equity Incentive Plan	10-K	001-33268	10/4/2003	11/19/2010
10.7*	Nonemployee Director Equity Incentive Plan, as amended and restated effective December 7, 2016	10-Q	001-33268	10.1	5/4/2017
10.8*	Form of Nonstatutory Stock Option Agreement for Nonemployee Director Equity Incentive Plan.	10-Q	000-20242	10/6/2001	2/3/2005
10.9*	Form of Restricted Stock Agreement for Nonemployee Director Equity Incentive Plan.	10-Q	000-20242	10/6/2002	2/3/2005
10.10*	Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III.	10-K/A	000-20242	10.20	1/20/1999
10.11*	Modification and Extension of Employment Agreement dated as of February 27, 1998 between Pennington Seed, Inc. of Delaware and Brooks Pennington III, dated as of May 6, 2003.	10-Q	000-20242	10/7/2001	8/8/2003
10.12*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of April 10, 2006, between the Company and Brooks M. Pennington III.	8-K	000-20242	10.1	4/14/2006

Exhibit Number	Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith	Filed, Not Furnished
10.13*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of July 1, 2008, between the Company and Brooks M. Pennington III.	10-K	001-33268	10/7/2002	11/26/2008
10.14*	Amendment of Employment Agreement and Non-Competition Agreement between the Company and Brooks M. Pennington III, dated March 20, 2012.	10-Q	001-33268	10.1	2/7/2013
10.15*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of March 1, 2014, between the Company and Brooks M. Pennington III.	10-Q	001-33268	10.1	2/5/2015
10.16*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of March 1, 2016, between the Company and Brooks M. Pennington III.	10-K	001-33268	10.16	11/29/2017
10.17*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of March 1, 2018, between the Company and Brooks M. Pennington III.	10-K	001-33268	10.17	11/28/2018
10.18*	Form of Agreement to Protect Confidential Information, Intellectual Property and Business Relationships.	8-K	000-20242	10.1	10/14/2005
10.19*	Form of Post-Termination Consulting Agreement.	8-K	000-20242	10.2	10/14/2005
10.20*	Employment Agreement between the Company and George A. Yuhas, effective March 1, 2011.	10-K	001-33268	10.24	12/10/2015
10.21*	Employment Agreement between the Company and George Roeth, effective June 1, 2016.	8-K	001-33268	10.25	5/6/2016
10.22*	Employment Agreement between the Company and William Lynch, effective October 10, 2016.	10-K	001-33268	10.22	11/28/2018
10.23*	Employment Agreement between the Company and Timothy Cofer, effective October 14, 2019	8-K	001-33268	10.1	9/19/2019
21	List of Subsidiaries.					X
23	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).					X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page iXBRL tags are embedded within the Inline XBRL document.
*	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 27, 2019

CENTRAL GARDEN & PET COMPANY

By	/s/ Timothy P. Cofer
Timothy P. Cofer
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date
/s/ Timothy P. Cofer	Director and Chief Executive Officer (Principal Executive Officer)	November 27, 2019
Timothy P. Cofer

/s/ Nicholas Lahanas	Chief Financial Officer (Principal Financial Officer)	November 27, 2019
Nicholas Lahanas

/s/ Howard A. Machek	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 27, 2019
Howard A. Machek

/s/ John B. Balousek	Director	November 27, 2019
John B. Balousek

/s/ William E. Brown	Chairman	November 27, 2019
William E. Brown

/s/ Thomas J. Colligan	Director	November 27, 2019
Thomas J. Colligan

/s/ Michael J. Edwards	Director	November 27, 2019
Michael J. Edwards

/s/ Michael J. Griffith	Director	November 27, 2019
Michael J. Griffith

/s/ Christopher T. Metz	Director	November 27, 2019
Christopher T. Metz

/s/ Brooks M. Pennington III	Director	November 27, 2019
Brooks M. Pennington III

/s/ John R. Ranelli	Director	November 27, 2019
John R. Ranelli

/s/ Mary Beth Springer	Director	November 27, 2019
Mary Beth Springer

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Central Garden & Pet Company’s management, under the supervision of Central’s Chief Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Management evaluated the effectiveness of Central’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. The scope of management's assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations except for the operations of Arden Companies, LLC which we acquired on February 2, 2019 and C&S Products Co., Inc., which we acquired on May 31, 2019. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Arden Companies, LLC and C&S Products Co., Inc., combined constituted approximately four percent of the total assets and approximately four percent of total net sales of the consolidated financial statements of the Company as of and for the fiscal year ended September 28, 2019.
Based on evaluation of the criteria set forth by COSO in Internal Control – Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of September 28, 2019.
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

To the shareholders and the Board of Directors of Central Garden & Pet Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company”) as of September 28, 2019 and September 29, 2018, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three fiscal years in the period ended September 28, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 28, 2019 and September 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

As described in “Management’s Report on Internal Control over Financial Reporting,” management excluded from its assessment the internal control over financial reporting at C&S Products and Arden Companies which were acquired during fiscal 2019, and whose combined financial statements constitute approximately four percent of total assets and approximately four percent of net sales of the consolidated financial statement amounts as of and for the year ended September 28, 2019. Accordingly, our audit did not include the internal control over financial reporting at C&S Products or Arden Companies.

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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisitions - Arden Companies and C&S Products - Refer to Note 3 to the financial statements

Critical Audit Matter Description

In February of 2019, the Company purchased the remaining 55% interest in Arden Companies, a manufacturer of outdoor cushions and pillows, for $13.4 million. The transaction was accounted for as a business combination achieved in stages, which required the Company to remeasure its existing 45% interest in Arden at its acquisition-date fair value and recognize a $3.2 million gain in earnings during the fiscal year ended September 28, 2019.

In May of 2019, the Company purchased C&S Products, a manufacturer of suet and other wild bird feed products, for approximately $30.0 million. The Company has not yet finalized the allocation of the purchase price to fair value of the tangible assets, intangible assets and liabilities acquired.

We identified the accounting for these acquisitions as a critical audit matter due to the complexity of the agreements and the significant judgments made by management in (1) evaluating the purchase and other agreements entered into on or around the acquisition dates to identify the accounting treatment for different elements contained in each agreement, and (2) determining the weighted-average cost of capital (WACC), including the discount rates to be used in the valuations. Auditing these acquisitions required significant audit effort in the form of more experienced personnel reading the purchase and other agreements to identify, analyze, and conclude on the reasonableness of management's accounting treatment for the different elements, including the purchase prices recorded, as well as the gain recorded on the Company’s existing 45% interest in Arden Companies. In addition, we used our fair value specialists to assist us in evaluating the reasonableness of the WACC and discount rates utilized in the valuations.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Arden Companies and C&S Products acquisitions included the following, among others:

•
We tested the effectiveness of controls over the valuation methodology of acquired companies, including management’s controls over the selection of the WACC and discount rates as well as controls over the review of the purchase and other agreements for complex accounting matters and associated accounting analysis.

•
We read and analyzed the purchase and other agreements entered into on or around the acquisition dates to identify and conclude on the reasonableness of management’s accounting treatment for the different elements, including the purchase prices recorded, as well as the gain recorded on the remeasurement of the Company’s existing 45% interest in Arden Companies.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the WACC and discount rates by:

•	Testing the source information underlying the determination of the WACC and discount rates and testing the mathematical accuracy of the calculation.

•	Developing a range of independent estimates and comparing those to the WACC and discount rates selected by management.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
November 26, 2019

We have served as the Company’s auditor since at least 1987, however, an earlier year could not be reliably determined.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED BALANCE SHEETS

	September 28, 2019	September 29, 2018
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$497,749	$482,106
Restricted cash	12,952	10,899
Accounts receivable, net	300,135	275,908
Inventories, net	466,197	427,823
Prepaid expenses and other	30,160	20,562
Total current assets	1,307,193	1,217,298
Plant, property and equipment, net	245,405	217,647
Goodwill	286,077	281,177
Other intangible assets, net	146,137	152,265
Other assets	40,208	38,822
Total	$2,025,020	$1,907,209
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$149,246	$110,259
Accrued expenses	129,166	102,583
Current portion of long-term debt	113	122
Total current liabilities	278,525	212,964
Long-term debt	693,037	692,031
Deferred income taxes and other long-term obligations	57,281	49,380
Commitments and contingencies (Note 11)
Equity:
Common stock	115	121
Class A common stock	430	439
Class B stock	16	16
Additional paid-in capital	575,380	590,168
Retained earnings	421,742	362,923
Accumulated other comprehensive loss	(1,676)	(1,218)
Total Central Garden & Pet shareholders’ equity	996,007	952,449
Noncontrolling interest	170	385
Total equity	996,177	952,834
Total	$2,025,020	$1,907,209
See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017
	(in thousands, except per share amounts)
Net sales	$2,383,010	$2,215,362	$2,054,478
Cost of goods sold and occupancy	1,678,969	1,539,986	1,421,670
Gross profit	704,041	675,376	632,808
Selling, general and administrative expenses	551,973	508,040	476,696
Operating income	152,068	167,336	156,112
Interest expense	(42,614)	(39,196)	(28,209)
Interest income	9,554	3,145	147
Other income (expense), net	243	(3,860)	(1,621)
Income before income taxes and noncontrolling interest	119,251	127,425	126,429
Income tax expense	26,604	3,305	46,699
Net income including noncontrolling interest	92,647	124,120	79,730
Net (loss) income attributable to noncontrolling interest	(139)	526	902
Net income attributable to Central Garden & Pet Company	$92,786	$123,594	$78,828
Net income per share attributable to Central Garden & Pet Company:
Basic	$1.63	$2.39	$1.57
Diluted	$1.61	$2.32	$1.52
Weighted average shares used in the computation of net income per share:
Basic	56,770	51,716	50,230
Diluted	57,611	53,341	51,820

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017
Net income	$92,647	$124,120	$79,730
Other comprehensive income (loss):
Foreign currency translation	(458)	(267)	343
Total comprehensive income	92,189	123,853	80,073
Comprehensive income (loss) attributable to noncontrolling interests	(139)	526	902
Comprehensive income attributable to Central Garden & Pet Company	$92,328	$123,327	$79,171

See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except per share amounts)

	Central Garden & Pet Company
	Common Stock		Class A Common Stock		Class B Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 24, 2016	11,998,472	$120	37,418,572	$374	1,652,262	$16	$393,297	$160,501	$(1,294)	$553,014	$1,573	$554,587
Amortization of share-based awards	—	—	—	—	—	—	8,700	—	—	8,700	—	8,700
Tax deficiency on exercise of stock options, net of tax benefit	—	—	—	—	—	—	19,942	—	—	19,942	—	19,942
Restricted share activity	(16,764)	—	(79,362)	—	—	—	(7,765)	—	—	(7,765)	—	(7,765)
Issuance of common stock	178,315	2	680,526	6	—	—	(17,384)	—	—	(17,376)	—	(17,376)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1,019)	(1,019)
Other comprehensive loss	—	—	—	—	—	—	—	—	343	343	—	343
Net income	—	—	—	—	—	—	—	78,828	—	78,828	902	79,730
Balance, September 30, 2017	12,160,023	122	38,019,736	380	1,652,262	16	396,790	239,329	(951)	635,686	1,456	637,142
Amortization of share-based awards	—	—	—	—	—	—	9,252	—	—	9,252	—	9,252
Restricted share activity	(14,888)	(1)	48,180	—	—	—	(7,428)	—	—	(7,429)	—	(7,429)
Issuance of common stock	—	—	5,885,349	59	—	—	191,554	—	—	191,613	—	191,613
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1,597)	(1,597)
Other comprehensive loss	—	—	—	—	—	—	—	—	(267)	(267)	—	(267)
Net income	—	—	—	—	—	—	—	123,594	—	123,594	526	124,120
Balance, September 29, 2018	12,145,135	121	43,953,265	439	1,652,262	16	590,168	362,923	(1,218)	952,449	385	952,834
Amortization of share-based awards	—	—	—	—	—	—	10,459	—	—	10,459	—	10,459
Restricted share activity	—	—	437,035	4	—	—	(3,128)	—	—	(3,124)	—	(3,124)
Issuance of common stock	—	—	337,767	4	—	—	2,006	—	—	2,010	—	2,010
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(76)	(76)
Repurchase of stock	(601,166)	(6)	(1,759,574)	(17)	—	—	(24,125)	(33,967)	—	(58,115)	—	(58,115)
Other comprehensive loss	—	—	—	—	—	—	—	—	(458)	(458)	—	(458)
Net income	—	—	—	—	—	—	—	92,786	—	92,786	(139)	92,647
Balance, September 28, 2019	11,543,969	$115	42,968,493	$430	1,652,262	$16	$575,380	$421,742	$(1,676)	$996,007	$170	$996,177
See notes to consolidated financial statements

CENTRAL GARDEN & PET COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017
	(in thousands)
Cash flows from operating activities:
Net income	$92,647	$124,120	$79,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,828	47,199	42,719
Amortization of deferred financing costs	1,832	1,748	1,361
Stock-based compensation	14,662	11,602	11,115
Excess tax benefits from stock-based awards	—	—	(19,946)
Deferred income taxes	6,659	(4,833)	10,789
Gain on sale of property and equipment	—	—	(2,050)
Loss on disposal of property, plant and equipment	730	273	65
Other	(570)	1,840	3,999
Changes in assets and liabilities (excluding businesses acquired):
Receivables	1,485	(28,741)	(32,419)
Inventories	(3,696)	(15,087)	(15,885)
Prepaid expenses and other assets	(2,643)	(3,803)	2,845
Accounts payable	30,473	(1,163)	(2,143)
Accrued expenses	12,261	(20,096)	35,018
Other long-term obligations	306	1,053	(889)
Net cash provided by operating activities	204,974	114,112	114,309
Cash flows from investing activities:
Additions to property, plant and equipment	(31,577)	(37,845)	(44,659)
Businesses acquired, net of cash acquired	(41,161)	(91,244)	(103,880)
Escrow deposit for acquisition-related contingent consideration	—	—	(6,000)
Proceeds from asset sales	—	—	8,547
Payments for investments	(2,010)	(9,048)	(12,495)
Other investing activities	(1,515)	(2,745)	(4,355)
Net cash used in investing activities	(76,263)	(140,882)	(162,842)
Cash flows from financing activities:
Repayments on revolving line of credit	—	(23,000)	(552,000)
Borrowings on revolving line of credit	—	23,000	552,000
Repayments of long-term debt	(46,193)	(431)	(463)
Issuance of long-term debt	—	300,000	—
Proceeds from issuance of common stock, net of offering costs	—	195,631	—
Excess tax benefits from stock-based awards	—	—	19,946
Repurchase of common stock, including shares surrendered for tax withholding	(62,974)	(13,797)	(27,556)
Payments of contingent consideration	(170)	(253)	(1,300)
Distribution to noncontrolling interest	(76)	(1,597)	(1,019)
Payment of financing costs	(1,352)	(4,770)	—
Net cash (used in) provided by financing activities	(110,765)	474,783	(10,392)
Effect of exchange rate changes on cash and cash equivalents	(250)	(50)	75
Net increase (decrease) in cash, cash equivalents and restricted cash	17,696	447,963	(58,850)
Cash, cash equivalents and restricted cash at beginning of year	493,005	45,042	103,892
Cash, cash equivalents and restricted cash at end of year	$510,701	$493,005	$45,042
Supplemental information:
Cash paid for interest	$42,702	$36,664	$27,878
Cash paid for income taxes – net of refunds	14,958	19,508	10,560
Non-cash investing and financing activities:
Capital expenditures incurred but not paid	2,630	2,386	3,106
Liability for contingent performance-based payments	(685)	(2,888)	2,830
Shares of common stock repurchased but not settled	458	—	—
See notes to consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended September 28, 2019,
September 29, 2018, and September 30, 2017
1. Organization and Significant Accounting Policies

Organization – Central Garden & Pet Company (“Central”), a Delaware corporation, and subsidiaries (the “Company”), is a leading marketer and producer of quality branded products and distributor of third party products in the pet and lawn and garden supplies markets.
Basis of Consolidation and Presentation – The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of Central and all majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The fiscal years ended September 28, 2019 and September 29, 2018 each included 52 weeks. The fiscal year ended September 30, 2017 included 53 weeks.
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
Revenue Recognition and Nature of Products and Services

The Company manufactures, markets and distributes a wide variety of branded, private label and third-party pet and garden products to wholesalers, distributors and retailers, primarily in the United States. The majority of the Company’s revenue is generated from the sale of finished pet and garden products. The Company also recognizes a minor amount of non-product revenue (approximately one percent of consolidated net sales) comprising third-party logistics services, merchandising services and royalty income from sales-based licensing arrangements. Product and non-product revenue is recognized when performance obligations under the terms of the contracts with customers are satisfied. The Company recognizes product revenue when control over the finished goods transfers to its customers, which generally occurs upon shipment to, or receipt at, customers’ locations, as determined by the specific terms of the contract. These revenue arrangements generally have single performance obligations. Non-product revenue is recognized as the services are provided to the customer in the case of third-party logistics services and merchandising services, or as third-party licensee sales occur for royalty income. Revenue, which includes shipping and handling charges billed to the customer, is reported net of variable consideration and consideration payable to our customers, including applicable discounts, returns, allowances, trade promotion, unsaleable product, consumer coupon redemption and rebates. The amount billed to customers for shipping and handling costs included in net sales for the fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017 was $13.8 million, $12.2 million and $9.4 million, respectively. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs.
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Cost of goods sold and occupancy consists of cost of product, inbound freight charges, purchasing and receiving costs, certain indirect purchasing, merchandise handling and storage costs, internal transfer costs as well as allocations of overhead costs, including depreciation, related to the Company’s facilities. Cost of goods sold excludes substantially all shipping and handling and out-bound freight costs to customers, which are included in selling, general and administrative expenses as delivery expenses. The cost of shipping and handling, including internal costs and payments to third parties, included in delivery expenses within selling, general and administrative expenses for the fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017 was $80.4 million, $70.1 million and $59.3 million, respectively.
Advertising Costs – The Company expenses the costs of advertising as incurred. Advertising expenses were $27.5 million, $29.7 million and $34.5 million in fiscal 2019, 2018 and 2017, respectively.
401(k) Plans – The Company sponsors several 401(k) plans which cover substantially all employees. The Company’s matching contributions expensed under these plans were $4.2 million for fiscal 2019, $2.3 million for fiscal 2018 and $2.4 million for fiscal 2017. In fiscal 2019, 2018 and 2017, the Company’s matching contributions made in the Company’s Class A common stock resulted in the issuance of approximately 161,000, 61,000 and 81,000 shares, respectively.
Other income (expense) consists principally of earnings (losses) from equity method investments and foreign exchange gains and losses.
Income taxes are accounted for under the asset and liability method. Deferred income taxes result primarily from bad debt allowances, inventory and goodwill write-downs, amortization and depreciation. The Company establishes a valuation allowance for deferred tax assets when management believes it is more likely than not a deferred tax asset will not be realized. As of fiscal year-end 2019 and 2018, the Company had valuation allowances related to various state and foreign net deferred tax assets of $7.2 million and $6.8 million, respectively.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by the U.S. government. The Tax Reform Act significantly revised the U.S. corporate income tax code by, among other things, transitions the U.S. tax system to a new territorial system and lowered the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. In fiscal 2018, the Company's statutory federal corporate tax rate was a blended rate of 24.5%, which was reduced to 21% in fiscal 2019 and thereafter. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.
In transitioning to the new territorial tax system, the Tax Reform Act required the Company to include certain untaxed foreign earnings of non-U.S. subsidiaries in its fiscal 2018 taxable income. Such foreign earnings were subject to a one-time tax at 15.5% of the amount held

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in cash or cash equivalents and at 8% on the remaining non-cash amount. The 15.5% and 8% tax, collectively referred to as the "transition tax", was estimated to be $0.3 million on foreign undistributed earnings of approximately $1.8 million.
While the Tax Reform Act provides for the full deduction of future foreign earnings (beyond the $1.8 million subject to the transition tax noted above) paid to U.S. parent corporations in the form of dividends, the Company continues to consider all such foreign earnings to be indefinitely reinvested overseas. The Tax Reform Act provided two new sections dealing with how all future foreign earnings are taxed. The first section deals with foreign earnings originating outside the U.S., called Global Intangible Low Tax Income (GLTI), which annually taxes at 13.125% in the U.S., foreign earnings above a 10% return on invested foreign assets. The second new section, Foreign-Derived Intangible Income (FDII) deals with benefiting U.S.A. exports by reducing the U.S. tax rate on FDII earnings from 21% to 13.125%. The Company derives the vast majority of its taxable income in the U.S.A. While both GLTI and FDII are estimated to be immaterial to the Company, it is anticipated that FDII tax benefits will fully offset GLTI taxes in the coming years.
As a result of the Tax Reform Act, the Company recorded a provisional tax benefit of $16.3 million due to the remeasurement of its deferred tax assets and liabilities, inclusive of a $0.2 million transition tax, in the three months ended December 30, 2017. Upon further analysis and refinement of its calculations, the Company completed its remeasurement of deferred tax assets and liabilities and adjusted its provisional amount by recording an additional tax benefit of $5.2 million during its fiscal quarter ended September 29, 2018, for a total 2018 tax benefit of $21.5 million. No additional adjustments were required in fiscal 2019.
Cash, cash equivalents and restricted cash - The Company considers cash and all highly liquid investments with an original maturity of three months or less at date of purchase to be cash and cash equivalents. Restricted cash includes cash and highly liquid instruments that are used as collateral for stand-alone letter of credit agreements related to normal business transactions. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of September 28, 2019, September 29, 2018 and September 30, 2017, respectively (in thousands).

	September 28, 2019	September 29, 2018	September 30, 2017
Cash and cash equivalents	$497,749	$482,106	$32,397
Restricted cash	12,952	10,899	12,645
Total cash, cash equivalents and restricted cash	$510,701	$493,005	$45,042

Accounts receivable are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although a finance charge may be applied to such receivables that are past due.
Allowance for doubtful accounts – Trade accounts receivable are regularly evaluated for collectability based on past credit history with customers, their current financial condition and their expected deductions. See Note 5 - Allowance for Doubtful Accounts.
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
Land, buildings, improvements and equipment are stated at cost. Depreciation is computed by the straight-line method over 30 years for buildings. Improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the terms of the related leases. Depreciation on equipment and capitalized software is computed by the straight-line method over the estimated useful lives of three to 10 years. See Note 7 - Property and Equipment, Net.
Long-Lived Assets – The Company reviews its long-lived assets, including amortizable and indefinite-lived intangible assets and property, plant and equipment, for potential impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable, and annually for indefinite-lived intangible assets. An impairment loss would be recognized for amortizable intangible assets and property, plant and equipment when estimated undiscounted future cash flows expected to result from the use of the asset are less than its carrying amount. An impairment loss would be recognized for an intangible asset with an indefinite useful life if its carrying value exceeds its fair value. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. There were no impairment losses recorded in fiscal years 2018 or 2017. As a result of one of our retail customers exiting the live fish business, factors indicating the carrying value of certain amortizable intangible assets may not be

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recoverable were present during the quarter ended March 30, 2019. The Company performed impairment testing on these assets, found the carrying value was not recoverable, and accordingly, recorded an impairment charge in its Pet segment of approximately $2.5 million as part of selling, general and administrative expenses in the consolidated statements of operations for the fiscal year ended September 28, 2019. Should market conditions or the assumptions used by the Company in determining the fair value of assets change, or management changes plans regarding the future use of certain assets, additional charges to operations may be required in the period in which such conditions occur. See Note 9 – Other Intangible Assets.
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
Investments – The Company owns membership interests ranging from 7% to 50% in ten unconsolidated companies. The Company accounts for its interest in these entities using the equity method and in accordance with Accounting Standards Codification (ASC) 321 - Investments - Equity Securities, (formerly known as cost method). Equity method income of $1.2 million in fiscal 2019, equity method losses of $2.8 million in fiscal 2018 and equity method income of $0.9 million in fiscal 2017 are included in other income (expense) in the consolidated statements of operations. The Company’s investment in these entities was $12.1 million at September 28, 2019 and $18.5 million at September 29, 2018 and is included in Other assets in the Company's consolidated balance sheets. On an individual and combined basis, the assets, liabilities, revenues and expenses of these entities are not significant. See Note 3 - Acquisitions.
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
Fair Value of Financial Instruments – At September 28, 2019 and September 29, 2018, the carrying amount of cash and cash equivalents, short term investments, accounts receivable and payable, short term borrowings and accrued liabilities approximates fair value because of the short term nature of these instruments. The estimated fair value of the Company’s senior subordinated notes is based on quoted market prices for these instruments. See Note 2 - Fair Value Measurements for further information regarding the fair value of the Company’s financial instruments.
Stock-Based Compensation – Stock-based compensation cost is estimated at the grant date based on the fair value of the award and is expensed ratably over the service period of the award. Total compensation costs recognized under all share-based arrangements in fiscal 2019 was $14.7 million ($11.1 million after tax), fiscal 2018 was $11.6 million ($8.4 million after tax), and fiscal 2017 was $11.1 million ($7.0 million after tax). See Note 13 - Stock-Based Compensation for further information.
Total Comprehensive Income (Loss) – Total comprehensive income (loss) consists of two components: net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under generally accepted accounting principles are recorded directly as an element of shareholders’ equity, but are excluded from net income, and is comprised of currency translation adjustments relating to the Company’s foreign subsidiary whose functional currency is not the U.S. dollar.
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") ASC Topic 606, which replaces numerous requirements in U.S. Generally Accepted Accounting Principles ("GAAP"), including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. On September 30, 2018, the beginning of the Company’s fiscal year 2019, the Company adopted the requirements of ASC Topic 606 using the modified retrospective method. Upon completing its implementation assessment of ASC Topic 606, the Company concluded that no adjustment was required to the opening balance of retained earnings at the date of initial application. The comparative information has also not been restated and continues to be reported under the

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounting standards in effect for those periods. Additional disclosures required by ASC Topic 606 are presented within the Revenue Recognition policy disclosure and in Note 18 - Segment Information.
On the Company’s condensed consolidated balance sheets, reserves for customer product returns and return allowances are now included as part of accrued expenses, rather than accounts receivable, net, and the value of inventory associated with reserves for sales returns is included within prepaid and other current assets.
Had the Company not adopted the provisions under this ASU, its condensed consolidated balance sheet as of September 28, 2019 would have been presented as follows (in thousands):

	As Reported September 28, 2019	Adjustments	Balances without Adoption of ASC Topic 606 September 28, 2019
Current assets
Receivables, less allowance for doubtful accounts	$300,135	$(7,839)	$292,296
Prepaid expenses and other	$30,160	$(5,218)	$24,942
Total current assets	$1,307,193	$(13,057)	$1,294,136

Current liabilities
Accrued expenses	$129,166	$(13,057)	$116,109
Total current liabilities	$278,525	$(13,057)	$265,468

Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The ASU provides additional clarification guidance on the classification of certain cash receipts and payments in the statement of cash flows. The Company adopted the provisions of this guidance as of September 30, 2018 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-18). This ASU clarifies the presentation of restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending cash balances on the statement of cash flows. The Company adopted the provisions under this ASU on September 30, 2018, on a retrospective basis. This resulted in an increase in beginning of period and end of period cash, cash equivalents and restricted cash of $10.9 million and $12.6 million, respectively, and a increase of $1.7 million of cash used in investing activities and a $1.7 million decrease in cash used in investing activities to the condensed consolidated statement of cash flows for the fiscal years ended September 29, 2018 and September 30, 2017, respectively.
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

Income Taxes

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other Than Inventory (Topic 740).  ASU 2016-16 amends accounting guidance for intra-entity transfers of assets other than inventory to require the recognition of taxes when the transfer occurs.  The amendment was effective for the Company September 30, 2018.  A modified retrospective approach is required for transition to the new guidance, with a cumulative-effect adjustment consisting of the net impact from (1) the write-off of any unamortized expense previously deferred and (2) recognition of any previously unrecognized deferred tax assets, net of any valuation

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

allowance.  The new guidance does not include any specific new disclosure requirements.  Adoption of this guidance in the first quarter of fiscal 2019 did not have an impact on the Company’s consolidated financial statements.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The guidance requires equity investments, excluding equity method investments or investees that are consolidated, to be measured at fair value with changes in fair value recognized in net income and enhanced disclosures about those investments. The guidance also simplifies the impairment assessments of equity investments without readily determinable fair value. The Company adopted the ASU in the first quarter of fiscal 2019, and the adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
Accounting Standards Not Yet Adopted
Leases
In February 2016, the FASB issued ASU 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires companies to recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets and disclose key information about leasing information. Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.
The new standard is effective for the Company commencing in the first quarter of fiscal 2020 and the Company adopted the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on September 29, 2019 and used the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before September 29, 2019.
The new standard provides a number of optional practical expedients in transition. The Company elected the 'package of practical expedients,' which permit it to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to it.
The new standard also provides practical expedients for an entity's ongoing accounting. The Company has elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for all its leases.
The Company expects this standard will have a material effect on its financial statements. While the Company continues to assess all of the effects of adoption, the Company currently believes the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for its production equipment, vehicle and real estate operating leases and (2) providing significant new disclosures about its leasing activities.
On adoption, the Company will recognize additional operating liabilities in excess of $110 million, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The Company will also recognize corresponding ROU assets based upon the operating lease liabilities, adjusted for prepaid and deferred rents on the effective date.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 28, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (a)	$—	$—	$7,369	$7,369
Total liabilities	$—	$—	$7,369	$7,369
The following table presents our financial assets and liabilities at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 29, 2018 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (a)	$—	$—	$8,224	$8,224
Total liabilities	$—	$—	$8,224	$8,224

(a)
The liability for contingent consideration relates to an earn-out for B2E, acquired in December 2012, future performance-based contingent payments for Hydro-Organics Wholesale, Inc., acquired in October 2015 and future performance-based contingent payments for Segrest, Inc., acquired in October 2016. The fair value of the estimated contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity. This is presented as part of long-term liabilities in the Company's consolidated balance sheets.

The following table provides a summary of changes in fair value of the Company's Level 3 financial instruments for the years ended September 28, 2019 and September 29, 2018 (in thousands):

Amount
Balance as of September 29, 2018	$8,224
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments	(685)
Performance-based payments made	(170)
Balance as of September 28, 2019	$7,369

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. There were no impairment losses recorded in fiscal 2018. As a result of one of our retail customers exiting the live fish business, factors indicating the carrying value of certain amortizable intangible assets may not be recoverable were present during the quarter ended March 30, 2019. The Company performed impairment testing on these assets, found the carrying value was not recoverable, and accordingly, recorded an impairment charge in its Pet segment of approximately $2.5 million as part of selling, general and administrative expenses in the consolidated statements of operations for the fiscal year ended September 28, 2019.
In February 2019, the Company purchased the remaining 55% interest in Arden Companies, a manufacturer of outdoor cushions and pillows, for $13.4 million. Accordingly, the Company remeasured its previously held investment at its acquisition-date fair value and recorded a gain of approximately $3.2 million as part of selling, general and administrative expenses in the Company's consolidated statements of operations.
Fair Value of Other Financial Instruments
In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of September 28, 2019 and September 29, 2018 was $307.1 million and $285.5 million, respectively, compared to a carrying value of $296.1 million and $295.6 million, respectively.
In November 2015, the Company issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”). The estimated fair values of the Company’s 2023 Notes were $414.6 million and $414.4 million as of September 28, 2019 and September 29, 2018, and the carrying values were $396.7 million and $396.0 million as of September 28, 2019 and September 29, 2018. The estimated fair values are based on quoted market prices for these notes, which are Level 1 inputs within the fair value hierarchy.

3. Acquisitions and Investments in Joint Ventures
Fiscal 2019
C&S Products
In May 2019, the Company purchased C&S Products, a manufacturer of suet and other wild bird feed products, to complement our existing wild bird feed business for approximately $30.0 million. Subsequent to the acquisition, approximately $4.7 million of cash was used to eliminate the acquired long-term debt. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $3.2 million, which is included in other assets on the Company's consolidated balance sheet as of September 28, 2019. The Company has not yet finalized the allocation of the purchase price to the fair value of the tangible assets, intangible assets and liabilities acquired. The financial results of C&S Products have been included in the results of operations within the Pet segment since the date of acquisition.
Arden Companies
In February 2019, the Company purchased the remaining 55% interest in Arden Companies, a manufacturer of outdoor cushions and pillows, for $13.4 million. Accordingly, the Company remeasured its previously held investment at its acquisition-date fair value and recorded a gain of approximately $3.2 million as part of selling, general and administrative expenses in the Company's consolidated statements of operations. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $15.8 million, of which $10.9 million was allocated to identified intangible assets and approximately $4.9 million was included in goodwill in the Company's consolidated balance sheet as of September 28, 2019. Subsequent to the acquisition, approximately $36 million of cash was used to eliminate most of the acquired long-term debt. Financial results of Arden have been included in the results of operations within the Garden segment since the date of acquisition of the remaining 55% interest. The following table summarizes the purchase price and recording of fair values of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands)	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as Adjusted)
Current assets, net of cash and cash equivalents acquired	$51,211	$1,540	$52,751
Fixed assets	6,311	5,376	11,687
Other Assets	14,868	(14,868)	—
Goodwill	—	4,900	4,900
Intangible assets	—	10,930	10,930
Current liabilities	(19,853)	—	(19,853)
Short-term debt	(22,000)	—	(22,000)
Long-term debt	(19,400)	—	(19,400)
Fair value of the Company's initial investment	—	(7,878)	(7,878)
Net assets acquired, less cash and cash equivalents	$11,137	$—	$11,137
(1) As previously reported in the Company's Form 10-Q for the period ended March 30, 2019 and June 29, 2019.
The Company expects all the goodwill from the acquisition above to be deductible for tax purposes.
The impact to the consolidated statement of operations associated with the finalization of purchase accounting and true-up of intangible assets for Arden Companies was immaterial.
Proforma financial information has not been presented as the C&S Products and Arden Companies acquisitions were not considered material to the Company's overall consolidated financial statements during the periods presented.

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

In thousands	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as Adjusted)
Current assets, net of cash and cash equivalents acquired	$12,991	$—	$12,991
Fixed assets	1,014	516	1,530
Goodwill	—	5,520	5,520
Other assets	14,147	(14,136)	11
Other intangible assets, net	—	8,100	8,100
Current liabilities	(3,506)	—	(3,506)
Long-term obligations	(361)		(361)
Net assets acquired, less cash and cash equivalents	$24,285	$—	$24,285

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Investments
During fiscal 2019, the Company made investments totaling $2.0 million in two ventures, which are accounted for in accordance with ASC 321.
During fiscal 2018, the Company made investments ranging from 13% to 20% in three ventures. The Company invested a total of $9.0 million in these businesses, which are accounted for under ASC 321 and equity method of accounting.

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
Segrest Inc.
On October 21, 2016, the Company acquired Segrest, Inc., a wholesaler of aquarium fish and small live animals, for a purchase price of approximately $60.0 million, of which $6.0 million is in an escrow account managed by an independent trustee and is payable contingent upon future events. The purchase price exceeded the estimated fair value of the net tangible assets acquired by approximately $44.4 million, of which $27.7 million was allocated to identified intangible assets and $25.9 million is included in goodwill in the Company’s consolidated balance sheet as of September 28, 2019. Financial results for Segrest have been included in the results of operations within the Pet segment since the date of acquisition. The following table summarizes the purchase price and the recording of fair values of the assets acquired and liabilities assumed as of the acquisition date and subsequent adjustments (in thousands):

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

4. Concentration of Credit Risk and Significant Customers and Suppliers
Customer Concentration – Approximately 49% of the Company’s net sales for fiscal 2019, 48% for fiscal 2018 and 44% for fiscal 2017 were derived from sales to the Company’s top five customers. The Company’s largest customer accounted for approximately 16% of the Company’s net sales in each of the fiscal years 2019, 2018 and 2017. The Company’s second largest customer in 2019 accounted for approximately 12% of the Company’s net sales in fiscal year 2019, 11% of the Company's net sales in the fiscal year 2018 and 8% in fiscal year 2017. The Company’s third largest customer in 2019 accounted for approximately 9% of the Company’s net sales in the fiscal year 2019 and 8% in fiscal years 2018 and 2017, respectively. The loss of, or significant adverse change in, the relationship between the Company and any of these three customers could have a material adverse effect on the Company’s business and financial results. The loss of or reduction in orders from any significant customer, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or the Company’s inability to collect accounts receivable from any major customer could also have a material adverse impact on the Company’s business and financial results. As of September 28, 2019 and September 29, 2018, accounts receivable from the Company’s top five customers comprised approximately 46% of the Company’s total accounts receivable, including 11% and 14% from the Company’s largest customer.
Supplier Concentration – While the Company purchases products from many different manufacturers and suppliers, approximately 6%, 8% and 9% of the Company’s cost of goods sold in fiscal years 2019, 2018 and 2017, respectively, were derived from products purchased from the Company’s five largest suppliers.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Allowance for Doubtful Accounts
The allowance for doubtful accounts includes reserves for collectability determined by past credit history with customers, their current financial condition and their expected deductions.
Changes in the allowance for doubtful accounts are summarized below (in thousands):

Description	Balances at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Asset Write-Offs, Less Recoveries	Reclassification of Product Return Reserve	Balances at End of Period
Fiscal Year Ended September 30, 2017	21,069	2,921	(2,554)	—	21,436
Fiscal Year Ended September 29, 2018	21,436	2,132	557	—	24,125
Fiscal Year Ended September 28, 2019	24,125	6,906	(3,438)	(6,465)	21,128

The allowance for doubtful accounts includes reserves for expected returns of $6.5 million and $6.9 million as of September 29, 2018, and September 30, 2017, respectively. The Company began recording reserves for expected returns as part of accrued expenses on the consolidated balance sheet upon its adoption of ASC Topic 606. Accordingly, $6.5 million was reclassified out of the allowance for doubtful accounts at the beginning of the Company's first fiscal quarter of 2019.

6. Inventories, net
Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	September 28, 2019	September 29, 2018
Raw materials	$145,331	$117,539
Work in progress	51,154	35,691
Finished goods	255,870	263,845
Supplies	13,842	10,748
Total inventories, net	$466,197	$427,823

7. Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	September 28, 2019	September 29, 2018
Land	$17,396	$14,183
Buildings and improvements	179,398	154,787
Transportation equipment	9,651	9,348
Machine and warehouse equipment	255,943	227,727
Capitalized software	116,353	114,878
Office furniture and equipment	30,016	27,734
Assets under construction	15,574	24,015
	624,331	572,672
Accumulated depreciation and amortization	(378,926)	(355,025)
	$245,405	$217,647

Depreciation and amortization expense, including the amortization of intangible assets, charged to operations was $50.8 million, $47.2 million and $42.7 million for fiscal 2019, 2018 and 2017, respectively.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Goodwill
Changes in the carrying amount of goodwill for the fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017 (in thousands):

	Garden Products Segment	Pet Products Segment	Total
Balance as of September 24, 2016
Goodwill	$219,056	$421,890	$640,946
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
Balance as of	5,473	225,912	231,385
Additions in fiscal 2017	—	25,890	25,890
Write off related to sale of business	—	(1,000)	(1,000)
Balance as of September 30, 2017
Goodwill	219,056	446,780	665,836
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	5,473	250,802	256,275
Additions in fiscal 2018	7,415	17,487	24,902
Balance as of September 29, 2018
Goodwill	226,471	464,267	690,738
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	12,888	268,289	281,177
Additions in fiscal 2019	4,900	—	4,900
Balance as of September 28, 2019
Goodwill	231,371	464,267	695,638
Accumulated impairment losses	(213,583)	(195,978)	(409,561)
	$17,788	$268,289	$286,077

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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the Company’s annual goodwill impairment testing performed during fiscal 2019 and fiscal 2018, the Company made a qualitative evaluation about the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair values of its reporting units under the two-step goodwill impairment test. The Company completed its qualitative assessment of potential goodwill impairment in each fiscal year and it was determined that it was more likely than not the fair values of the Company's reporting units were greater than their carrying amounts in each fiscal year, and accordingly, no further testing of goodwill was required in fiscal 2019 and 2018.
9. Other Intangible Assets
The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
		(in millions)
September 28, 2019
Marketing-related intangible assets – amortizable	$19.7	$(16.3)	$—	$3.4
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	90.3	(16.3)	(26.0)	48.0
Customer-related intangible assets – amortizable	138.4	(53.3)	(2.5)	82.6
Other acquired intangible assets – amortizable	26.0	(16.4)	—	9.6
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	33.1	(16.4)	(1.2)	15.5
Total other intangible assets	$261.8	$(86.0)	$(29.7)	$146.1
September 29, 2018
Marketing-related intangible assets – amortizable	$18.6	$(14.2)	$—	$4.4
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	89.2	(14.2)	(26.0)	49.0
Customer-related intangible assets – amortizable	128.3	(42.5)	—	85.8
Other acquired intangible assets – amortizable	25.4	(14.5)	—	10.9
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	33.2	(14.5)	(1.2)	17.5
Total other intangible assets	$250.7	$(71.2)	$(27.2)	$152.3
September 30, 2017
Marketing-related intangible assets – amortizable	$16.9	$(12.7)	$—	$4.2
Marketing-related intangible assets – nonamortizable	62.7	—	(26.0)	36.7
Total	79.6	(12.7)	(26.0)	40.9
Customer-related intangible assets – amortizable	91.6	(32.2)	—	59.4
Other acquired intangible assets – amortizable	22.1	(12.9)	—	9.2
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	29.9	(12.9)	(1.2)	15.8
Total other intangible assets	$201.1	$(57.8)	$(27.2)	$116.1

Other acquired intangible assets include contract-based and technology-based intangible assets.
As part of its acquisition of the remaining 55% interest in Arden Companies in the second quarter of fiscal 2019, the Company acquired approximately $1.0 million of marketing related intangible assets and $9.9 million of customer related intangible assets. See Note 3 – Acquisitions.
As part of its acquisition of K&H in the third quarter of fiscal 2017, Bell Nursery in the second quarter of fiscal 2018 and General Pet Supply during the third quarter of fiscal 2018, the Company acquired approximately $9.6 million of marketing related intangible assets, $36.7 million of customer related intangible assets and $3.3 million of other intangible assets. See Note 3 – Acquisitions.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As part of its acquisition of Segrest, Inc. in the first quarter of fiscal 2017, the Company acquired approximately $2.0 million of marketing related intangible assets, $27.3 million of customer related intangible assets and $1.3 million of other intangible assets. See Note 3 – Acquisitions.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. Factors indicating the carrying value of the Company's amortizable intangible assets may not be recoverable were not present in fiscal 2018, and accordingly, no impairment testing was performed on these assets. As a result of one of our retail customers exiting the live fish business, factors indicating the carrying value of certain amortizable intangible assets may not be recoverable were present during the quarter ended March 30, 2019. The Company performed impairment testing on these assets, found the carrying value was not recoverable, and accordingly, recorded an impairment charge in its Pet segment of approximately $2.5 million as part of selling, general and administrative expenses in the consolidated statements of operations for the fiscal year ended September 28, 2019.
The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from three years to 25 years; over weighted average remaining lives of four years for marketing-related intangibles, 9 years for customer-related intangibles and 10 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $14.5 million, $12.7 million and $8.8 million, for fiscal 2019, 2018 and 2017, respectively, and is classified within operating expenses in the consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $12 million per year from fiscal 2020 through fiscal 2024.
.
10. Long-Term Debt
Long-term debt consists of the following:

	September 28, 2019	September 29, 2018
	(in thousands)
Senior notes, interest at 6.125%, payable semi-annually, principal due November 2023	$400,000	$400,000
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	300,000	300,000
Unamortized debt issuance costs	(7,158)	(8,425)
Net carrying value	692,842	691,575
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity September 2024	—	—
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.25% to 1.50% or Base Rate plus a margin of 0.25% to 0.50%, final maturity April 2021	—	—
Other notes payable	308	578
Total	693,150	692,153
Less current portion	(113)	(122)
Long-term portion	$693,037	$692,031
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of September 28, 2019.
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
The Company may redeem some or all of the 2023 Notes, at its option, at any time on or after November 15, 2019 for 103.063%, on or after November 15, 2020 for 101.531% and on or after November 15, 2021 for 100%, plus accrued and unpaid interest.
The holders of the 2023 Notes have the right to require the Company to repurchase all or a portion of the 2023 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of September 28, 2019.
Asset-Based Loan Facility Amendment
On September 27, 2019, the Company entered into a Second Amended and Restated Credit Agreement (“Amended Credit Agreement”). The Amended Credit Agreement amends and restates the previous credit agreement dated April 22, 2106 and continues to provide up to a $400.0 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200.0 million principal amount available with the consent of the Lenders, as defined, if the Company exercises the accordion feature set forth therein (collectively, the “Amended Credit Facility”). The Amended Credit Facility now matures on September 27, 2024. The Company may borrow, repay and reborrow amounts under the Amended Credit Facility until its maturity date, at which time all amounts outstanding under the Amended Credit Facility must be repaid in full.
The Amended Credit Facility is subject to a borrowing base, reduced capacity due to reserves and certain other restrictions. The borrowing base is calculated using a formula initially based upon eligible receivables and inventory minus certain reserves, and was $400.0 million at closing. The Amended Credit Facility also allows the Company to add real property to the borrowing base so long as the real

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

property is subject to a first priority lien in favor of the Administrative Agent for the benefit of the Lenders. The Company did not draw down any commitments under the Amended Credit Facility upon closing. Proceeds of the Amended Credit Facility will be used for general corporate purposes. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and an increased $40 million sublimit for short-notice borrowings. As of September 28, 2019, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $3.2 million outstanding as of September 28, 2019.

Borrowings under the Amended Credit Facility will bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s consolidated senior leverage ratio and (d) 0.00%. Such applicable margin for LIBOR-based borrowings fluctuates between 1.00%-1.50% (previously between 1.25% and 1.50%) and was 1.00% at the time of closing, and such applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50% (previously 0.25%-0.50%), and was 0.00% at closing. An unused line fee shall be payable monthly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit shall be payable monthly and a facing fee of 0.125% shall be paid on demand for the stated amount of each letter of credit. The Company is also required to pay certain fees to the administrative agent under the Amended Credit Facility. As of September 28, 2019, the applicable interest rate related to Base Rate borrowings was 5.0%, and the applicable interest rate related to LIBOR-based borrowings was 3.0%.
The Company incurred approximately $1.6 million of debt issuance costs in conjunction with this transaction, which included underwriter fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility.

The Amended Credit Facility continues to contain customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity. The Company was in compliance with all financial covenants under the Amended Credit Facility during the period ended September 28, 2019.
The scheduled principal repayments on long-term debt as of September 28, 2019 are as follows:

	(in thousands)
Fiscal year:
2020	$113
2021	97
2022	80
2023	18
2024	400,000
Thereafter	300,000
Total	$700,308	(1)

(1)
Debt repayments do not reflect the unamortized portion of deferred financing costs associated with the 2023 Notes and 2028 Notes of $7.1 million as of September 28, 2019, of which, $3.2 million is amortizable until November 2023, and $3.9 million is amortizable until February 2028 and is included in the carrying value.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies
Commitments
Letters of credit – The Company had $3.2 million of outstanding letters of credit related to normal business transactions at September 28, 2019. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The amount of cash collateral in these segregated accounts was $12.9 million and $10.9 million as of September 28, 2019 and September 29, 2018, respectively, and is reflected in “Restricted cash” on the Company's consolidated balance sheets.
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
Leases – The Company has operating lease agreements principally for office and warehouse facilities and equipment. Such leases have remaining terms of one to 10 years. Rental expense was $41.7 million for fiscal 2019, $35.4 million for fiscal 2018 and $31.7 million for fiscal 2017 and is included in cost of goods sold and occupancy or selling, general and administrative expenses in the Company's consolidated statements of operations.
Certain facility leases have renewal options and include escalation clauses. Minimum lease payments include scheduled rent increases pursuant to these fixed escalation provisions.
Aggregate minimum annual payments on non-cancelable operating leases at September 28, 2019 are as follows:

(in thousands)
Fiscal year:
2020	$38,022
2021	29,353
2022	21,818
2023	11,265
2024	7,861
Thereafter	20,724
Total	$129,043

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
12. Income Taxes
The provision for income tax expense (benefit) consists of the following:

	Fiscal Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017
	(in thousands)
Current:
Federal	$17,048	$5,728	$32,755
State	2,728	2,319	3,034
Foreign	169	91	121
Total	19,945	8,138	35,910
Deferred:
Federal	4,278	(3,676)	11,227
State	2,380	(1,162)	(1,038)
Foreign	1	5	600
Total	6,659	(4,833)	10,789
Total	$26,604	$3,305	$46,699

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended
	September 28, 2019	September 29, 2018	September 30, 2017
Statutory federal income tax rate	21.0%	24.5%	35.0%
State income taxes, net of federal benefit	4.3	0.9	2.4
Other permanent differences	0.7	(0.1)	0.3
Adjustment of prior year accruals	(0.6)	—	(0.3)
Credits	(0.9)	(0.8)	(0.6)
Rate change - Tax reform	—	(16.9)	—
Stock based compensation	(1.6)	(5.4)	—
Other	(0.6)	0.4	0.1
Effective income tax rate	22.3%	2.6%	36.9%

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the impact of “temporary differences” between asset and liability amounts for financial reporting purposes and such amounts as determined based on existing tax laws. The tax effect of temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

	September 28, 2019		September 29, 2018
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(in thousands)
Allowance for doubtful accounts	$5,029	$—	$5,613	$—
Inventory write-downs	8,374	—	6,819	—
Prepaid expenses	—	2,060	—	1,408
Nondeductible reserves	3,968	—	983	—
State taxes	39	—	74	—
Employee benefits	5,704	—	5,578	—
Depreciation and amortization	—	77,901	—	65,983
Equity loss	884	—	2,053	—
State net operating loss carryforward	6,579	—	6,722	—
Stock based compensation	3,538	—	2,541	—
State credits	2,819	—	2,742	—
Other	4,774	—	4,240	—
Valuation allowance	(7,179)	—	(6,809)	—
Total	$34,529	$79,961	$30,556	$67,391

The Company has state tax net operating losses of $109.6 million, which expire at various times between 2019 and 2039, and foreign losses of $4.5 million, which do not expire.
The Company has state income tax credits of $3.6 million, which expire at various times beginning in 2019 through 2039. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including past operating results, future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance against any deferred tax assets. The Company has determined there will be insufficient future separate state and foreign taxable income for the separate parent company and foreign subsidiaries to realize the deferred tax assets. Therefore, valuation allowances of $7.2 million and $6.8 million (net of federal impact) at September 28, 2019 and September 29, 2018, respectively, have been provided to reduce state deferred tax assets to amounts considered recoverable.
The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. The Company recognizes interest and/or penalties related to income tax matters as a component of pretax income. As of September 28, 2019 and September 29, 2018, accrued interest was less than $0.1 million and no penalties were accrued related to uncertain tax positions.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table, which excludes interest and penalties, summarizes the activity related to the Company’s unrecognized tax benefits for fiscal years ended September 28, 2019 and September 29, 2018 (in thousands):

Balance as of September 30, 2017	$325
Increases related to prior year tax positions	138
Increases related to current year tax positions	83
Decreases related to prior year tax positions	(28)
Settlements	—
Decreases related to lapse of statute of limitations	—
Balance as of September 29, 2018	$518
Increases related to prior year tax positions	8
Increases related to current year tax positions	81
Decreases related to prior year tax positions	—
Settlements	(124)
Decreases related to lapse of statute of limitations	—
Balance as of September 28, 2019	$483

As of September 28, 2019, unrecognized income tax benefits totaled approximately $0.5 million and all of the unrecognized tax benefits would, if recognized, impact the Company’s effective income tax rate.
The Company is principally subject to taxation by the United States and various states within the United States. The Company’s tax filings in major jurisdictions are open to examination by tax authorities by the Internal Revenue Service from fiscal year ended 2016 forward and in various state taxing authorities generally from fiscal year ended 2015 forward.
The Company believes there is a reasonable chance that its unrecognized tax benefits will decrease by $0.2 million within the next twelve months.
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
The Company has a Nonemployee Director Equity Incentive Plan (the “Director Plan”) which provides for the grant of options and restricted stock to nonemployee directors of the Company. The Director Plan, as amended, provides for the granting to each independent director of options to purchase a number of shares equal to $200,000 divided by the fair market value of the Company’s common stock on the date of each annual meeting of stockholders and a number of shares of restricted stock equal to 20,000 divided by such fair market value.
As of September 28, 2019, there were approximately 3.6 million shares of Class A Common Stock, no shares of Common Stock and no shares of Preferred Stock reserved for outstanding equity awards, and there were approximately 4.6 million shares of Common Stock, 10.7 million shares of Class A Common Stock and 0.5 million shares of Preferred Stock remaining for future awards.
Stock Option Awards
The Company recognized stock-based compensation expense of $14.7 million, $11.6 million, and $11.1 million for the years ended September 28, 2019, September 29, 2018 and September 30, 2017, respectively, as a component of selling, general and administrative expenses. Share-based compensation expense in fiscal 2019, 2018 and 2017 consisted of $4.5 million, $3.9 million, and $2.9 million, respectively, for stock options, and $6.0 million, $5.4 million and $5.8 million, respectively, for stock awards. Share-based compensation

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expense in fiscal 2019, 2018 and 2017 also includes $4.2 million, $2.3 million and $2.4 million, respectively, for the Company’s 401(k) matching contributions.
During fiscal 2019, the Company granted time-based stock options with an exercise price based on the closing fair market value on the date of the grant. The majority of the options granted in fiscal 2019 vest in four annual installments commencing approximately one year from the date of grant and expire approximately six years after the grant date.
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
The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life from the date of grant 3.7 years in fiscal 2019, 2018 and 2017; stock price volatility, 30.4% in fiscal 2019, 31.6% in fiscal 2018, and 31.5% in fiscal 2017; risk free interest rates, 2.5% in fiscal 2019, 2.4% in fiscal 2018 and 2% in 2017; and no dividends during the expected term.
The following table summarizes option activity for the period ended September 28, 2019:

	Number of Shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at September 29, 2018	2,329	$22.56	4 years	$26,543
Granted	818	$27.00
Exercised	(431)	$12.53
Canceled or expired	(167)	$28.09
Outstanding at September 28, 2019	2,549	$25.32	4 years	$12,498
Exercisable at September 30, 2017	458	$10.80	2 years	12,097
Exercisable at September 29, 2018	636	$16.35	3 years	10,731
Exercisable at September 28, 2019	957	21.08	3 years	8,589
Expected to vest after September 28, 2019	1,455	27.87	4 years	3,572

The prices of options to purchase shares of common stock and Class A common stock outstanding at September 28, 2019, September 29, 2018 and September 30, 2017 were between $8.56 to $38.10 per share, $6.43 to $38.10 per share and $6.43 to $33.15 per share, respectively. The weighted average grant date fair value of options granted during the fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017 was $7.28, $9.80 and $8.14, respectively. The total intrinsic value of options exercised during the fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017 was $6.7 million, $16.6 million, and $44.0 million, respectively.
As of September 28, 2019, there was $9.0 million of total unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a remaining weighted average vesting period of three years.
Restricted Stock Awards
As of September 28, 2019 and September 29, 2018, there were approximately 1.1 million and 0.9 million, respectively, of restricted stock awards outstanding. Awards granted in fiscal 2019 and 2018 generally vest within four or five years from the date of grant.
Restricted stock award activity during the period ended September 28, 2019 is summarized as follows:

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Nonvested at September 29, 2018	874	$22.37
Granted	547	$26.05
Vested	(317)	$14.19
Forfeited	(21)	$23.95
Nonvested at September 28, 2019	1,083	$26.60

As of September 28, 2019, there was $21.9 million of unrecognized compensation cost related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of four years.
14. Shareholders’ Equity
At September 28, 2019 and September 29, 2018, there were 80,000,000 shares of common stock ($0.01 par value) authorized, of which 11,543,969 and 12,145,135, respectively, were outstanding, and 100,000,000 shares of non-voting Class A common stock ($0.01 par value) authorized, of which 42,968,493 and 43,953,265, respectively, were outstanding. The preferences and relative rights of the Class A common stock are identical to common stock in all respects, except that the Class A common stock generally has no voting rights unless otherwise required by Delaware law.
There are 3,000,000 shares of Class B stock ($0.01 par value) authorized, of which 1,652,262 were outstanding at September 28, 2019 and September 29, 2018. The voting powers, preferences and relative rights of the Class B stock are identical to common stock in all respects except that (i) the holders of common stock are entitled to one vote per share and the holders of Class B stock are entitled to the lesser of ten votes per share or 49% of the total votes cast, (ii) stock dividends on common stock may be paid only in shares of common stock and stock dividends on Class B stock may be paid only in shares of Class B stock and (iii) shares of Class B stock have certain conversion rights and are subject to certain restrictions on ownership and transfer. Each share of Class B stock is convertible into one share of common stock, at the option of the holder. Additional shares of Class B stock may only be issued with majority approval of the holders of the common stock and Class B stock, voting as separate classes.
There are 1,000,000 shares of preferred stock ($0.01 par value) authorized, of which none were outstanding at September 28, 2019 and September 29, 2018.
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
During fiscal 2011, the Company’s Board of Directors authorized a $100 million share repurchase program, in part, to minimize the dilutive impact of the Company’s stock-based equity compensation programs over time, which was fully utilized in the fourth quarter of fiscal 2019. During fiscal 2019, the Company repurchased approximately 0.6 million shares of its voting common stock (CENT) on the open market at an aggregate cost of approximately $14.7 million, or approximately $24.41 per share, and approximately 1.8 million shares of its non-voting common stock (CENTA) on the open market at an aggregate cost of approximately $43.4 million, or $24.69 per share.
In August 2019, the Company's Board of Directors authorized a new share repurchase program to purchase up to $100 million of its common stock (the "2019 Repurchase Authorization"). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. As of September 28, 2019, the Company had $100 million remaining under its 2019 Repurchase Authorization.
In February 2019, the Board of Directors authorized the Company to make supplemental purchases to minimize dilution resulting from issuances under its equity compensation plans (the "Equity Dilution Authorization"). In addition to the Company's regular share repurchase program, it is permitted to purchase annually a number of shares equal to the number of shares of restricted stock or stock options granted in the prior fiscal year, to the extent not already repurchased, and the current fiscal year. The Equity Dilution Authorization has no fixed expiration date and expires when the Board withdraws its authorization. As of September 28, 2019, the Company had authorization remaining from the fiscal 2019 and 2018 equity plan activity to repurchase up to 1.2 million shares under its Equity Dilution Authorization.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

	Fiscal Year Ended September 28, 2019			Fiscal Year Ended September 29, 2018			Fiscal Year Ended September 30, 2017
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic EPS:
Net income available to common shareholders	$92,786	56,770	$1.63	$123,594	51,716	$2.39	$78,828	50,230	$1.57
Effect of dilutive securities:
Options to purchase common stock		509	(0.01)		996	(0.05)		992	(0.03)
Restricted shares		332	(0.01)		629	(0.02)		598	(0.02)
Diluted EPS:
Net income available to common shareholders	$92,786	57,611	$1.61	$123,594	53,341	$2.32	$78,828	51,820	$1.52

For fiscal 2019, options to purchase 1.1 million shares were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect of including these options would be anti-dilutive.
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
16. Quarterly Financial Data – Unaudited

	Fiscal 2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Net sales	$461,990	$673,701	$706,575	$540,744
Gross profit	130,182	206,051	219,284	148,524
Net income attributable to Central Garden & Pet Company	1,803	42,391	46,152	2,440
Net income per share:
Basic	$0.03	$0.74	$0.81	$0.04
Diluted	$0.03	$0.73	$0.80	$0.04
Weighted average common shares outstanding:
Basic	56,903	57,050	57,319	56,017
Diluted	58,001	58,026	57,985	56,618

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal 2018
	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Net sales	$442,011		$613,094	$657,943	$502,314
Gross profit	131,837		194,457	202,064	147,018
Net income (loss) attributable to Central Garden & Pet Company	26,247	(1)	45,234	41,545	10,568	(1)
Net income (loss) per share:
Basic	$0.52		$0.89	$0.81	$0.20
Diluted	$0.50	(1)	$0.86	$0.79	$0.19	(1)
Weighted average common shares outstanding:
Basic	50,730		50,871	51,134	54,059
Diluted	52,695		52,658	52,575	55,376
(1) Net income attributable to Central Garden & Pet Company was impacted by a provisional tax benefit of $16.3 million recorded in the first quarter of fiscal 2018 and a tax benefit of $5.2 million recorded in the fourth quarter of fiscal 2018, for a total fiscal 2018 year-to-date tax benefit of $21.5 million.
17. Transactions with Related Parties
During fiscal 2019, 2018 and 2017, Tech Pac, a subsidiary of the Company, made purchases from Contract Packaging, Inc, (“CPI”), Tech Pac’s principal supplier and a minority 20% shareholder in Tech Pac. Tech Pac’s total purchases from CPI were approximately $32.5 million, $51.1 million and $37.0 million for fiscal years 2019, 2018 and 2017, respectively. Amounts due from CPI as of September 28, 2019 and September 29, 2018 were $0.3 million and $2.1 million, respectively.
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
The Pet segment consists of DMC, K&H Manufacturing, Four Paws Products, TFH Publications, Kaytee, C&S Products, Aquatics, Interpet, IMS, Pets International, Breeder’s Choice, Life Sciences, and Segrest. These businesses are engaged in the manufacturing, purchase, sale and delivery of internally and externally produced pet supplies, books, food, live fish and small animals principally to independent pet distributors, national and regional retail chains, grocery stores, mass merchants and bookstores. The Garden segment consists of Pennington Seed, Hydro Organics, AMBRANDS, Lilly Miller, the Pottery Group, Bell Nursery, Arden Companies and Gulfstream. Products manufactured, designed and sourced, grown or distributed are products found typically in the lawn and garden sections of mass merchandisers, warehouse-type clubs, home improvement centers and nurseries and include grass seed, bird feed, terra cotta pottery, live plants, herbicides and insecticides. These products are sold directly to national and regional retail chains, independent garden distributors, grocery stores, nurseries and garden supply retailers.
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

Category	2019	2018	2017
Other pet products	$613.4	$606.7	$603.6
Other garden products	560.8	445.7	377.0
Other manufacturers' products	504.5	454.3	409.0
Dog & cat products	452.1	445.1	405.1
Controls & fertilizer products	252.2	263.6	259.8
Total	$2,383.0	$2,215.4	$2,054.5

See Note 4 - Concentration of Credit Risk and Significant Customers and Suppliers for the Company’s largest customers by segment.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial information relating to the Company’s business segments for each of the three most recent fiscal years is presented in the table below (in thousands):

	Fiscal Year Ended
	September 28, 2019		September 29, 2018	September 30, 2017
Net sales:
Pet segment	$1,384,686		$1,340,899	$1,246,354
Garden segment	998,324		874,463	808,124
Total	$2,383,010		$2,215,362	$2,054,478
Operating income (loss):
Pet segment	$122,727	(1)	$140,353	$131,622
Garden segment	102,170		95,551	87,298
Corporate	(72,829)		(68,568)	(62,808)
Total	152,068		167,336	156,112
Interest expense	(42,614)		(39,196)	(28,209)
Interest income	9,554		3,145	147
Other income (expense), net	243		(3,860)	(1,621)
Income before income taxes and noncontrolling interest	119,251		127,425	126,429
Income tax expense	26,604		3,305	46,699
Net income including noncontrolling interest	92,647		124,120	79,730
Net income (loss) attributable to noncontrolling interest	(139)		526	902
Net income attributable to Central Garden & Pet Company	$92,786		$123,594	$78,828
Assets:
Pet segment	$734,380		$683,938	$612,337
Garden segment	463,889		407,483	311,026
Corporate and eliminations	826,751		815,788	383,543
Total	$2,025,020		$1,907,209	$1,306,906
Depreciation and amortization:
Pet segment	$32,803		$29,889	$26,044
Garden segment	11,959		8,744	6,267
Corporate	6,066		8,566	10,408
Total	$50,828		$47,199	$42,719
Expenditures for long-lived assets:
Pet segment	$20,793		$26,979	$38,970
Garden segment	9,068		8,016	4,948
Corporate	1,716		2,850	741
Total	$31,577		$37,845	$44,659
Noncontrolling interest is associated with the Garden segment.
(1) Includes a $2.5 million impairment charge in fiscal 2019.

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Fiscal Year Ended September 28, 2019
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$764,991	$191,442	$1,496,962	$(70,385)	$2,383,010
Cost of goods sold and occupancy	592,916	150,067	1,000,994	(65,008)	1,678,969
Gross profit	172,075	41,375	495,968	(5,377)	704,041
Selling, general and administrative expenses	181,894	42,213	333,243	(5,377)	551,973
Operating income (loss)	(9,819)	(838)	162,725	—	152,068
Interest expense	(42,078)	(802)	266	—	(42,614)
Interest income	9,608	19	(73)	—	9,554
Other income (expense)	190	(575)	628	—	243
Income (loss) before taxes and equity in earnings of affiliates	(42,099)	(2,196)	163,546	—	119,251
Income tax expense (benefit)	(9,324)	(179)	36,107	—	26,604
Equity in earnings of affiliates	125,561	—	(230)	(125,331)	—
Net income including noncontrolling interest	92,786	(2,017)	127,209	(125,331)	92,647
Noncontrolling interest	—	(139)	—	—	(139)
Net income attributable to Central Garden & Pet Company	$92,786	$(1,878)	$127,209	$(125,331)	$92,786

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Fiscal Year Ended September 29, 2018
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$730,439	$167,584	$1,397,688	$(80,349)	$2,215,362
Cost of goods sold and occupancy	568,145	128,944	917,276	(74,379)	1,539,986
Gross profit	162,294	38,640	480,412	(5,970)	675,376
Selling, general and administrative expenses	167,849	33,118	313,043	(5,970)	508,040
Operating income (loss)	(5,555)	5,522	167,369	—	167,336
Interest expense	(38,855)	(547)	206	—	(39,196)
Interest income	3,138	6	1	—	3,145
Other income (expense)	(4,269)	(236)	645	—	(3,860)
Income (loss) before taxes and equity in earnings of affiliates	(45,541)	4,745	168,221	—	127,425
Income tax expense (benefit)	(1,138)	79	4,364	—	3,305
Equity in earnings of affiliates	167,997	—	1,133	(169,130)	—
Net income including noncontrolling interest	123,594	4,666	164,990	(169,130)	124,120
Noncontrolling interest	—	526	—	—	526
Net income (loss) attributable to Central Garden & Pet Company	$123,594	$4,140	$164,990	$(169,130)	$123,594

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Fiscal Year Ended September 30, 2017
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$685,998	$79,681	$1,370,335	$(81,536)	$2,054,478
Cost of goods sold and occupancy	534,682	60,788	901,959	(75,759)	1,421,670
Gross profit	151,316	18,893	468,376	(5,777)	632,808
Selling, general and administrative expenses	154,267	18,416	309,790	(5,777)	476,696
Operating income (loss)	(2,951)	477	158,586	—	156,112
Interest expense	(28,051)	(294)	136	—	(28,209)
Interest income	146	1	—	—	147
Other income (expense)	(2,379)	844	(86)	—	(1,621)
Income (loss) before taxes and equity in earnings of affiliates	(33,235)	1,028	158,636	—	126,429
Income tax expense (benefit)	(11,981)	1,466	57,214	—	46,699
Equity in earnings of affiliates	100,082	—	420	(100,502)	—
Net income including noncontrolling interest	78,828	(438)	101,842	(100,502)	79,730
Noncontrolling interest	—	902	—	—	902
Net income (loss) attributable to Central Garden & Pet Company	$78,828	$(1,340)	$101,842	$(100,502)	$78,828

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Fiscal Year Ended September 28, 2019
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$92,786	$(2,017)	$127,209	$(125,331)	$92,647
Other comprehensive loss:
Foreign currency translation	(458)	(299)	(48)	347	(458)
Total comprehensive income (loss)	92,328	(2,316)	127,161	(124,984)	92,189
Comprehensive loss attributable to noncontrolling interests	—	(139)	—	—	(139)
Comprehensive income (loss) attributable to Central Garden & Pet Company	$92,328	$(2,177)	$127,161	$(124,984)	$92,328

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

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
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

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	CONSOLIDATING CONDENSED BALANCE SHEET
	September 28, 2019
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$489,590	$7,308	$851	$—	$497,749
Restricted cash	12,952	—	—	—	12,952
Accounts receivable, net	99,372	11,551	189,212	—	300,135
Inventories, net	121,344	30,826	314,027	—	466,197
Prepaid expenses and other assets	9,339	1,241	19,580	—	30,160
Total current assets	732,597	50,926	523,670	—	1,307,193
Land, buildings, improvements and equipment, net	27,395	35,854	182,156	—	245,405
Goodwill	20,578	7,414	258,085	—	286,077
Other long term assets	55,690	5,487	139,138	(13,970)	186,345
Intercompany receivable	37,544	—	879,231	(916,775)	—
Investment in subsidiaries	1,784,750	—	—	(1,784,750)	—
Total	$2,658,554	$99,681	$1,982,280	$(2,715,495)	$2,025,020
LIABILITIES AND EQUITY
Accounts payable	$47,506	$6,895	$94,845	$—	$149,246
Accrued expenses and other liabilities	54,623	4,814	69,729	—	129,166
Current portion of long term debt	113	—	—	—	113
Total current liabilities	102,242	11,709	164,574	—	278,525
Long-term debt	693,037	—	—	—	693,037
Intercompany payable	858,673	58,102	—	(916,775)	—
Losses in excess of investment in subsidiaries	—	—	25,567	(25,567)	—
Other long-term obligations	8,595	—	62,656	(13,970)	57,281
Shareholders’ equity attributable to Central Garden & Pet	996,007	29,700	1,729,483	(1,759,183)	996,007
Noncontrolling interest	—	170	—	—	170
Total equity	996,007	29,870	1,729,483	(1,759,183)	996,177
Total	$2,658,554	$99,681	$1,982,280	$(2,715,495)	$2,025,020

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	CONSOLIDATING CONDENSED BALANCE SHEET
	September 29, 2018
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$474,210	$6,005	$1,891	$—	$482,106
Restricted cash	10,899	—	—	—	10,899
Accounts receivable, net	94,657	9,647	171,604	—	275,908
Inventories, net	123,178	32,556	272,089	—	427,823
Prepaid expenses and other assets	6,304	1,455	12,803	—	20,562
Total current assets	709,248	49,663	458,387	—	1,217,298
Land, buildings, improvements and equipment, net	33,484	33,840	150,323	—	217,647
Goodwill	20,578	7,414	253,185	—	281,177
Other long term assets	62,199	7,469	133,145	(11,726)	191,087
Intercompany receivable	40,365	—	769,886	(810,251)	—
Investment in subsidiaries	1,618,378	—	—	(1,618,378)	—
Total	$2,484,252	$98,386	$1,764,926	$(2,440,355)	$1,907,209
LIABILITIES AND EQUITY
Accounts payable	$33,122	$4,759	$72,378	$—	$110,259
Accrued expenses and other liabilities	44,142	4,746	53,695	—	102,583
Current portion of long term debt	116	—	6	—	122
Total current liabilities	77,380	9,505	126,079	—	212,964
Long-term debt	691,869	—	162	—	692,031
Intercompany payable	753,933	56,318	—	(810,251)	—
Losses in excess of investment in subsidiaries	—	—	25,036	(25,036)	—
Other long-term obligations	8,621	—	52,485	(11,726)	49,380
Shareholders’ equity attributable to Central Garden & Pet	952,449	32,178	1,561,164	(1,593,342)	952,449
Noncontrolling interest	—	385	—	—	385
Total equity	952,449	32,563	1,561,164	(1,593,342)	952,834
Total	$2,484,252	$98,386	$1,764,926	$(2,440,355)	$1,907,209

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Fiscal Year Ended September 28, 2019
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$22,344	$4,625	$178,305	$(300)	$204,974
Additions to property, plant and equipment	(3,926)	(4,779)	(22,872)	—	(31,577)
Businesses acquired, net of cash acquired	(41,161)	—	—	—	(41,161)
Investments	(2,010)	—	—	—	(2,010)
Other investing activities	(518)	—	(997)	—	(1,515)
Intercompany investing activities	2,820	—	(109,345)	106,525	—
Net cash used by investing activities	(44,795)	(4,779)	(133,214)	106,525	(76,263)
Repayments of long-term debt	(121)	—	(46,072)	—	(46,193)
Repurchase of common stock	(62,974)	—	—	—	(62,974)
Payment of deferred financing costs	(1,352)	—	—	—	(1,352)
Payments of contingent consideration	—	—	(170)	—	(170)
Distribution to parent	—	(300)	—	300	—
Distribution to noncontrolling interest	—	(76)	—	—	(76)
Intercompany financing activities	104,742	1,783	—	(106,525)	—
Net cash provided (used) by financing activities	40,295	1,407	(46,242)	(106,225)	(110,765)
Effect of exchange rates on cash	(411)	50	111	—	(250)
Net increase (decrease) in cash, cash equivalents and restricted cash	17,433	1,303	(1,040)	—	17,696
Cash, cash equivalents and restricted cash at beginning of year	485,109	6,005	1,891	—	493,005
Cash, cash equivalents and restricted cash at end of year	$502,542	$7,308	$851	$—	$510,701

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Fiscal Year Ended September 29, 2018
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(16,676)	$(1,288)	$138,463	$(6,387)	$114,112
Additions to property, plant and equipment	(6,633)	(1,495)	(29,717)	—	(37,845)
Businesses acquired, net of cash acquired	(91,244)	—	—	—	(91,244)
Investments	(9,048)	—	—	—	(9,048)
Other investing activities	(2,745)	—	—	—	(2,745)
Intercompany investing activities	(3,760)	—	(107,749)	111,509	—
Net cash used by investing activities	(113,430)	(1,495)	(137,466)	111,509	(140,882)
Repayments on revolving line of credit	(23,000)	—	—	—	(23,000)
Borrowings on revolving line of credit	23,000	—	—	—	23,000
Repayments of long-term debt	(56)	—	(375)	—	(431)
Issuance of long-term debt	300,000	—	—	—	300,000
Proceeds from issuance of common stock	195,631	—	—	—	195,631
Repurchase of common stock	(13,797)	—	—	—	(13,797)
Payments of contingent consideration	—	—	(253)	—	(253)
Payment of deferred financing costs	(4,770)	—	—	—	(4,770)
Distribution to parent	—	(6,387)	—	6,387	—
Distribution to noncontrolling interest	—	(1,597)	—	—	(1,597)
Intercompany financing activities	106,525	4,984	—	(111,509)	—
Net cash provided (used) by financing activities	583,533	(3,000)	(628)	(105,122)	474,783
Effect of exchange rates on cash	(201)	95	56	—	(50)
Net increase (decrease) in cash, cash equivalents and restricted cash	453,226	(5,688)	425	—	447,963
Cash, cash equivalents and restricted cash at beginning of year	31,883	11,693	1,466	—	45,042
Cash, cash equivalents and restricted cash at end of year	$485,109	$6,005	$1,891	$—	$493,005

CENTRAL GARDEN & PET COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Fiscal Year Ended September 30, 2017
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(7,418)	$2,846	$122,957	$(4,076)	$114,309
Additions to property, plant and equipment	(9,419)	(805)	(34,435)	—	(44,659)
Businesses acquired, net of cash acquired	(103,880)	—	—	—	(103,880)
Proceeds from asset sales	229	—	8,318	—	8,547
Escrow deposit for acquisition related-contingent consideration	(6,000)	—	—	—	(6,000)
Investments	(12,495)	—	—	—	(12,495)
Other investing activities	(4,355)	—	—	—	(4,355)
Intercompany investing activities	(3,828)	—	(94,763)	98,591	—
Net cash used by investing activities	(139,748)	(805)	(120,880)	98,591	(162,842)
Repayments on revolving line of credit	(552,000)	—	—	—	(552,000)
Borrowings on revolving line of credit	552,000	—	—	—	552,000
Repayments of long-term debt	(89)	—	(374)	—	(463)
Excess tax benefits from stock-based awards	19,946	—	—	—	19,946
Repurchase of common stock	(27,556)	—	—	—	(27,556)
Payments of contingent consideration	—		(1,300)		(1,300)
Distribution to parent	—	(4,076)	—	4,076	—
Distribution to noncontrolling interest	—	(1,019)	—	—	(1,019)
Intercompany financing activities	93,445	5,146	—	(98,591)	—
Net cash provided (used) by financing activities	85,746	51	(1,674)	(94,515)	(10,392)
Effect of exchange rates on cash	235	(94)	(66)	—	75
Net increase (decrease) in cash, cash equivalents and restricted cash	(61,185)	1,998	337	—	(58,850)
Cash, cash equivalents and restricted cash at beginning of year	93,068	9,695	1,129	—	103,892
Cash, cash equivalents and restricted cash at end of year	31,883	11,693	1,466	—	45,042

20. Subsequent Event

In November 2019, the Company’s DMC business unit in its Pet Segment experienced a fire in one of its leased properties located in Athens, Texas. As a result, the Company sustained inventory and property-related losses in the estimated range of $15 million to $25 million dollars. This event has temporarily had a limited impact on the Company’s ability to fulfill orders to certain of its customers.