Form 10-Q
period 2019-12-28
CENTRAL GARDEN & PET CO
filed 2020-02-06
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CENT	The NASDAQ Stock Market LLC
Class A Common Stock	CENTA	The NASDAQ Stock Market LLC
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of January 30, 2020	11,484,297
Class A Common Stock Outstanding as of January 30, 2020	42,301,462
Class B Stock Outstanding as of January 30, 2020	1,647,922

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in the Form 10-K for the fiscal year ended September 28, 2019, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materializes, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in, or imply by, any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances, except as required by law. Presently known risk factors include, but are not limited to, the following factors:

•seasonality and fluctuations in our operating results and cash flow;
•fluctuations in market prices for seeds and grains and other raw materials;
•our inability to pass through cost increases in a timely manner;
•our dependence upon our key executives;

•risks associated with new product introductions, including the risk that our new products will not produce sufficient sales to recoup our investment;
•fluctuations in energy prices, fuel and related petrochemical costs;
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
•our ability to recover asset and business interruption losses caused by the November 2019 fire at our DMC facility in Texas;
•the impact of the coronavirus on our ability to source or manufacture products in China and any related impact on our inventory available for sale in the event of a prolonged outbreak;
•the voting power associated with our Class B stock; and
•potential dilution from issuance of authorized shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	December 28, 2019	December 29, 2018	September 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$445,813	$478,737	$497,749
Restricted cash	12,990	10,921	12,952
Accounts receivable (less allowance for doubtful accounts of $21,257, $18,030 and $21,127)	268,229	250,223	300,135
Inventories, net	556,479	493,745	466,197
Prepaid expenses and other	37,569	38,398	30,160
Total current assets	1,321,080	1,272,024	1,307,193
Plant, property and equipment, net	241,795	211,560	245,405
Goodwill	289,854	281,177	286,077
Other intangible assets, net	145,153	148,782	146,137
Operating lease right-of-use assets	105,277	—	—
Other assets	31,998	37,303	40,208
Total	$2,135,157	$1,950,846	$2,025,020
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$184,659	$141,186	$149,246
Accrued expenses	124,774	108,245	129,166
Current lease liabilities	34,320	—	—
Current portion of long-term debt	107	117	113
Total current liabilities	343,860	249,548	278,525
Long-term debt	693,329	692,332	693,037
Long-term lease liabilities	75,283	—	—
Deferred income taxes and other long-term obligations	49,513	52,482	57,281
Equity:
Common stock, $0.01 par value: 11,484,297, 12,145,135 and 11,543,969 shares outstanding at December 28, 2019, December 29, 2018 and September 28, 2019	115	121	115
Class A common stock, $0.01 par value: 42,289,882, 44,059,803 and 42,968,493 shares outstanding at December 28, 2019, December 29, 2018 and September 28, 2019	423	441	430
Class B stock, $0.01 par value: 1,647,922, 1,652,262 and 1,652,262 shares outstanding at December 28, 2019, December 29, 2018 and September 28, 2019	16	16	16
Additional paid-in capital	570,117	592,451	575,380
Retained earnings	403,693	364,726	421,742
Accumulated other comprehensive loss	(1,240)	(1,492)	(1,676)
Total Central Garden & Pet Company shareholders’ equity	973,124	956,263	996,007
Noncontrolling interest	48	221	170
Total equity	973,172	956,484	996,177
Total	$2,135,157	$1,950,846	$2,025,020
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 28, 2019	December 29, 2018
Net sales	$482,828	$461,990
Cost of goods sold and occupancy	351,562	331,808
Gross profit	131,266	130,182
Selling, general and administrative expenses	129,201	120,001
Operating income	2,065	10,181
Interest expense	(10,641)	(10,614)
Interest income	2,004	2,537
Other income (expense)	305	(192)
Income (loss) before income taxes and noncontrolling interest	(6,267)	1,912
Income tax expense (benefit)	(1,728)	273
Income (loss) including noncontrolling interest	(4,539)	1,639
Net loss attributable to noncontrolling interest	(122)	(164)
Net income (loss) attributable to Central Garden & Pet Company	$(4,417)	$1,803
Net income (loss) per share attributable to Central Garden & Pet Company:
Basic	$(0.08)	$0.03
Diluted	$(0.08)	$0.03
Weighted average shares used in the computation of net income (loss) per share:
Basic	54,755	56,903
Diluted	54,755	58,001
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended
	December 28, 2019	December 29, 2018
Income (loss) including noncontrolling interest	$(4,539)	$1,639
Other comprehensive income (loss):
Foreign currency translation	436	(274)
Total comprehensive income (loss)	(4,103)	1,365
Comprehensive loss attributable to noncontrolling interest	(122)	(164)
Comprehensive income (loss) attributable to Central Garden & Pet Company	$(3,981)	$1,529
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended
	December 28, 2019	December 29, 2018
Cash flows from operating activities:
Net income (loss)	$(4,539)	$1,639
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	13,140	12,352
Amortization of deferred financing costs	446	458
Non-cash lease expense	8,513	—
Stock-based compensation	4,152	2,832
Deferred income taxes	1,890	3,330
(Gain) loss on sale of property and equipment	(8)	42
Other	474	(492)
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	32,173	25,578
Inventories	(89,327)	(66,136)
Prepaid expenses and other assets	(8,065)	(11,705)
Accounts payable	35,700	32,855
Accrued expenses	(4,422)	5,667
Other long-term obligations	115	380
Operating lease liabilities	(8,264)	—
Net cash (used) provided by operating activities	(18,022)	6,800
Cash flows from investing activities:
Additions to plant, property and equipment	(9,877)	(7,838)
Investments	(424)	(1,499)
Other investing activities	(75)	(50)
Net cash used in investing activities	(10,376)	(9,387)
Cash flows from financing activities:
Repayments of long-term debt	(31)	(34)
Repurchase of common stock, including shares surrendered for tax withholding	(23,054)	(547)
Payment of contingent consideration liability	(77)	(54)
Payment of financing costs	(869)	—
Net cash used by financing activities	(24,031)	(635)
Effect of exchange rate changes on cash and cash equivalents	531	(125)
Net decrease in cash, cash equivalents and restricted cash	(51,898)	(3,347)
Cash, cash equivalents and restricted cash at beginning of period	510,701	493,005
Cash, cash equivalents and restricted cash at end of period	$458,803	$489,658
Supplemental information:
Cash paid for interest	$12,944	$12,917
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended December 28, 2019
(Unaudited)
1.  Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of December 28, 2019 and December 29, 2018, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income (loss) for the three months ended December 28, 2019 and December 29, 2018 and the condensed consolidated statements of cash flows for the three months ended December 28, 2019 and December 29, 2018 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
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
Due to the seasonal nature of the Company’s garden business, the results of operations for the three months ended December 28, 2019 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2019 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 28, 2019 balance sheet presented herein was derived from the audited financial statements.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers cash and all highly liquid investments with an original maturity of three months or less at date of purchase to be cash and cash equivalents. Restricted cash includes cash and highly liquid instruments that are used as collateral for stand-alone letter of credit agreements related to normal business transactions. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of December 28, 2019, December 29, 2018 and September 28, 2019, respectively (in thousands).

	December 28, 2019	December 29, 2018	September 28, 2019
Cash and cash equivalents	$445,813	$478,737	$497,749
Restricted cash	12,990	10,921	12,952
Total cash, cash equivalents and restricted cash	$458,803	$489,658	$510,701

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

Sales Incentives and Other Promotional Programs

The Company routinely offers sales incentives and discounts through various regional and national programs to our customers and consumers. These programs include product discounts or allowances, product rebates, product returns, one-time or ongoing trade-promotion programs with customers and consumer coupon programs that require the Company to estimate and accrue the expected costs of such programs. The costs associated with these activities are accounted for as reductions to the transaction price of the Company’s products and are, therefore, recorded as reductions to gross sales at the time of sale. The Company bases its estimates of incentive costs on historical trend experience with similar programs, actual incentive terms per customer contractual obligations and expected levels of performance of trade promotions, utilizing customer and sales organization inputs. The Company maintains liabilities at the end of each period for the estimated incentive costs incurred but unpaid for these programs. Differences between estimated and actual incentive costs are generally not material and are recognized in earnings in the period such differences are determined. Reserves for product returns, accrued rebates and promotional accruals are included in the condensed consolidated balance sheets as part of accrued expenses, and the value of inventory associated with reserves for sales returns is included within prepaid expenses and other current assets on the condensed consolidated balance sheets.

Leases

Effective September 29, 2019, the Company adopted Accounting Standards Codification 842, Leases ("ASC 842"). Under this guidance, the Company determines whether an arrangement contains a lease at inception by determining if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration and other facts and circumstances. On September 29, 2019, the Company began to record operating leases on its condensed consolidated balance sheet. As of December 28, 2019, long-term operating lease right-of-use ("ROU") assets and current and long-term operating lease liabilities were presented separately in the condensed consolidated balance sheets. Finance lease ROU assets continue to be presented in property, plant and equipment, net, and the related finance liabilities have been presented with current and long-term debt in the condensed consolidated balance sheets.

Lease ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets are calculated based on the lease liability adjusted for any lease payments paid to the lessor at or before the commencement date and excludes any lease incentives received from the lessor. Lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. As the Company's leases typically do not contain a readily determinable implicit rate, the Company determines the present value of the lease liability using its incremental borrowing rate at the lease commencement date based on the lease term on a collateralized basis. Variable lease payments are expensed as incurred and include certain non-lease components, such as maintenance and other services provided by the lessor, and other charges included in the lease, as applicable. Non-lease components and the lease components to which they relate are accounted for as a single lease component, as the Company has elected to combine lease and non-lease components for all classes of underlying assets.

Amortization of ROU lease assets is calculated on a straight-line basis over the lease term with the expense recorded in cost of sales or selling, general and administrative expenses, depending on the nature of the leased item. Interest expense is recorded over the lease term and is recorded in interest expense (based on a front-loaded interest expense pattern) for finance leases and is recorded in cost of sales or selling, general and administrative expenses (on a straight-line basis) for operating leases. All operating lease cash payments and interest on finance leases are recorded within cash flows from operating activities and all finance lease principal payments are recorded within cash flows from financing activities in the condensed consolidated statements of cash flows.

Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
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

The Company adopted the new standard in the first quarter of fiscal year 2020, on a modified retrospective basis using the optional transition method, and accordingly, has not restated comparative periods. Fiscal year 2019 balances and related disclosures supporting those comparative period balances continue to be presented under ASC 840, "Leases." The new standard provides a number of optional practical expedients in transition. The Company elected the 'package of practical expedients,' which permit it to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company elected not to recognize ROU assets and lease liabilities for short-term operating leases with terms of 12 months or less. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable. Upon adoption, the Company recorded operating lease right-of-use assets and lease liabilities of approximately $111 million and $115 million, respectively, in the condensed consolidated balance sheet, which included the reclassifications of amounts presented in comparative periods as deferred rent as a reduction of the ROU assets. The Company did not record an adjustment to beginning retained earnings associated with the adoption of this standard. See Note 7. Leases for more information.

Accounting Standards Not Yet Adopted
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of December 28, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (a)	$—	$—	$1,323	$1,323
Total liabilities	$—	$—	$1,323	$1,323
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
The following table presents our financial assets and liabilities at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of September 28, 2019:

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (a)	$—	$—	$7,369	$7,369
Total liabilities	$—	$—	$7,369	$7,369

(a)The liability for contingent consideration relates to an earn-out for B2E, acquired in December 2012, future performance-based contingent payments for Hydro-Organics Wholesale, Inc., acquired in October 2015 and future performance-based contingent payments for Segrest, Inc., acquired in October 2016. In December 2019, performance-based criteria associated with the $6 million contingent consideration liability related to Segrest, Inc. were met and accordingly, the entire amount was released out of an independent escrow account to the former owners as of December 28, 2019. The fair value of the estimated contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity. This is presented as part of long-term liabilities in the Company's consolidated balance sheets.

The following table provides a summary of the changes in fair value of the Company's Level 3 financial instruments for the periods ended December 28, 2019 and December 29, 2018 (in thousands):

Amount
Balance September 28, 2019	$7,369
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	31
Performance-based payments	(6,077)
Balance December 28, 2019	$1,323

Amount
Balance September 29, 2018	$8,224
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	(554)
Performance-based payments	(54)
Balance December 29, 2018	$7,616
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended December 28, 2019 and December 29, 2018, the Company was not required to measure any significant non-financial assets and liabilities at fair value.
Fair Value of Other Financial Instruments
In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of December 28, 2019, December 29, 2018 and September 28, 2019 was $312.2 million, $273.6 million and $307.1 million, respectively, compared to a carrying value of $296.2 million, $295.7 million and $296.1 million, respectively.
In November 2015, the Company issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”). The estimated fair value of the Company’s 2023 Notes as of December 28, 2019, December 29, 2018 and September 28, 2019 was $413.8 million, $402.0 million and $414.6 million, respectively, compared to a carrying value of $397.0 million, $396.2 million and $396.7 million, respectively.

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

In thousands	Amounts Previously Recognized as of Acquisition Date (1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (as Adjusted)
Current assets, net of cash and cash equivalents acquired	$9,794	$441	$10,235
Fixed assets	23,743	(3,786)	19,957
Goodwill	—	3,777	3,777
Other assets	5,081	(3,242)	1,839
Other intangible assets, net	—	2,810	2,810
Current liabilities	(2,137)	—	(2,137)
Long-term obligations	(6,457)	$—	(6,457)
Net assets acquired, less cash and cash equivalents	$30,024	$—	$30,024
(1) As previously reported in the Company's Form 10-K for the period ended September 28, 2019.
The impact to the consolidated statement of operations associated with the finalization of purchase accounting and true-up of intangible assets for C&S Products was immaterial.

4.  Inventories, net
Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	December 28, 2019	December 29, 2018	September 28, 2019
Raw materials	$156,464	$134,955	$145,331
Work in progress	68,489	34,553	51,154
Finished goods	314,213	306,181	255,870
Supplies	17,313	18,056	13,842
Total inventories, net	$556,479	$493,745	$466,197

5. Goodwill
The Company tests goodwill for impairment annually (as of the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. If it is determined that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the two-step test is performed to identify potential goodwill impairment. Based on certain circumstances, the Company may elect to bypass the qualitative assessment and proceed directly to performing the first step of the two-step goodwill impairment test, which compares the fair value of the Company’s reporting units to their related carrying values, including goodwill. If the fair value of the reporting unit is less than its carrying value, the Company performs an additional step to determine the implied fair value of goodwill associated with that reporting unit. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and accordingly, the Company recognizes such impairment. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its two reporting units to the Company’s total market capitalization. No impairment of goodwill was recorded for the three months ended December 28, 2019 and December 29, 2018. The Company recorded approximately $3.8 million of goodwill in its Pet segment during the three months ended December 28, 2019 as part of its finalization of the purchase price allocation of C&S Products.

6. Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
December 28, 2019
Marketing-related intangible assets – amortizable	$20.6	$(16.8)	$—	$3.8
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	91.2	(16.8)	(26.0)	48.4
Customer-related intangible assets – amortizable	140.3	(56.0)	(2.5)	81.8
Other acquired intangible assets – amortizable	26.0	(16.9)	—	9.1
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	33.1	(16.9)	(1.2)	15.0
Total other intangible assets	$264.6	$(89.7)	$(29.7)	$145.2
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
December 29, 2018
Marketing-related intangible assets – amortizable	$18.6	$(14.6)	$—	$4.0
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	89.2	(14.6)	(26.0)	48.6
Customer-related intangible assets – amortizable	128.3	(45.1)	—	83.2
Other acquired intangible assets – amortizable	25.4	(15.0)	—	10.4
Other acquired intangible assets – nonamortizable	7.8	—	(1.2)	6.6
Total	33.2	(15.0)	(1.2)	17.0
Total other intangible assets	$250.7	$(74.7)	$(27.2)	$148.8
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
September 28, 2019
Marketing-related intangible assets – amortizable	$19.7	$(16.3)	$—	$3.4
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	90.3	(16.3)	(26.0)	48.0
Customer-related intangible assets – amortizable	138.4	(53.3)	(2.5)	82.6
Other acquired intangible assets – amortizable	26.0	(16.4)	—	9.6
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	33.1	(16.4)	(1.2)	15.5
Total other intangible assets	$261.8	$(86.0)	$(29.7)	$146.1
Other acquired intangible assets include contract-based and technology-based intangible assets.
As part of its acquisition of C&S Products in the third quarter of fiscal 2019, the Company acquired approximately $0.9 million of amortizable marketing-related intangible assets and approximately $1.9 million of customer-related intangible assets.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. Factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in the first quarter of fiscal 2020, and accordingly, no impairment testing was performed on these assets.

The Company amortizes its acquired intangible assets with definite lives over periods ranging from 3 years to 25 years; over weighted average remaining lives of 4 years for marketing-related intangibles, 9 years for customer-related intangibles and 10 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $3.8 million and $3.5 million for the three months ended December 28, 2019 and December 29, 2018, respectively, and is classified within selling, general and administrative expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $12 million per year from fiscal 2020 through fiscal 2024 and thereafter.
.
7. Leases

The Company has operating and finance leases for manufacturing and distribution facilities, vehicles, equipment and office space. The Company's leases have remaining lease terms of one to 10 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise. The Company does not include significant restrictions or covenants in its lease agreements, and residual value guarantees are not included within its operating leases. Some of the Company's leasing arrangements require variable payments that are dependent on usage or output or may vary for other reasons, such as product costs, insurance and tax payments. These variable payments are not included in the Company's recorded lease assets and liabilities and are expensed as incurred. Certain leases are tied to a variable index or rate and are included in lease assets and liabilities based on the indices or rates as of lease commencement. See Note 1. Basis of Presentation, Leases, for more information about the Company's lease accounting practices.

Supplemental balance sheet information related to the Company's leases was as follows:

	Balance Sheet Classification	As of December 28, 2019 (in millions)
Operating leases
Right-of-use assets	Operating lease right-of-use assets	$105.3
Current lease liabilities	Current operating lease liabilities	$34.3
Non-current lease liabilities	Long term operating lease liabilities	75.3
Total operating lease liabilities		$109.6

Finance leases
Right-of-use assets	Property, plant and equipment, net	$0.4
Current lease liabilities	Current portion of long-term debt	$0.1
Non-current lease liabilities	Long-term debt	0.2
Total finance lease liabilities		$0.3

Components of lease cost were as follows:

Three months ended December 28, 2019 (in millions)
Operating lease cost	$9.6
Finance lease cost:
Amortization of right-of-use assets	$—
Interest on lease liabilities	—
Total finance lease cost	$—

Short-term lease cost	$0.7
Variable lease cost	$0.9

Total lease cost	$11.2

Supplemental cash flow information and non-cash activity related to the Company's leases was as follows:

Three months ended December 28, 2019 (in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8.6
Operating cash flows from finance leases	$—
Financing cash flows from finance leases	$—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2.5
Finance leases	$—

Weighted-average remaining lease term and discount rate for the Company's leases were as follows:

As of December 28, 2019
Weighted-average remaining lease term (in years):
Operating leases	4.9
Finance leases	2.6

Weighted-average discount rate:
Operating leases	3.88%
Finance leases	4.86%

Future non-cancelable lease payments under prior lease accounting rules (ASC 840) and under the new lease accounting rules (ASC 842) that went into effect September 29, 2019 were as follows (in millions):

	As of December 28, 2019		As of September 28, 2019
	ASC 842		ASC 840
	Operating Leases	Finance Leases	Operating Leases
Fiscal Year
2020 (excluding the three months ended December 28, 2019)	$28.6	$0.1
2020			$38.0
2021	30.0	0.1	29.3
2022	22.1	0.1	21.8
2023	11.6	—	11.3
2024	8.0	—	7.9
Thereafter	21.0	—	20.7
Total future undiscounted lease payments	$121.3	$0.3	$129.0
Less imputed interest	(11.7)	—
Total reported lease liability	$109.6	$0.3

8. Long-Term Debt
Long-term debt consists of the following:

	December 28, 2019	December 29, 2018	September 28, 2019
	(in thousands)
Senior notes, interest at 6.125%, payable semi-annually, principal due November 2023	$400,000	$400,000	$400,000
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	300,000	300,000	300,000
Unamortized debt issuance costs	(6,841)	(8,108)	(7,158)
Net carrying value	693,159	691,892	692,842
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity September 2024.	—	—	—
Other notes payable	277	557	308
Total	693,436	692,449	693,150
Less current portion	(107)	(117)	(113)
Long-term portion	$693,329	$692,332	$693,037
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

The 2028 Notes require semiannual interest payments on February 1 and August 1, commencing August 1, 2018. The 2028 Notes are unconditionally guaranteed on a senior basis by the Company's existing and future domestic restricted subsidiaries who are borrowers under or guarantors of Central's senior secured revolving credit facility, or who guarantee the 2023 Notes.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of December 28, 2019.
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
The Company may redeem some or all of the 2023 Notes at any time, at its option, at any time on or after November 15, 2019 for 103.063%, on or after November 15, 2020 for 101.531% and on or after November 15, 2021 for 100%, plus accrued and unpaid interest.
The holders of the 2023 Notes have the right to require the Company to repurchase all or a portion of the 2023 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of December 28, 2019.
Asset-Based Loan Facility Amendment
On September 27, 2019, the Company entered into a Second Amended and Restated Credit Agreement (“Amended Credit Agreement”). The Amended Credit Agreement amended and restated the previous credit agreement dated April 22, 2016 and continues to provide up to a $400.0 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200.0 million principal amount available with the consent of the Lenders, as defined, if the Company exercises the accordion feature set forth therein (collectively, the “Amended Credit Facility”). The Amended Credit Facility matures on September 27, 2024. The Company may borrow, repay and reborrow amounts under the Amended Credit Facility until its maturity date, at which time all amounts outstanding under the Amended Credit Facility must be repaid in full.
The Amended Credit Facility is subject to a borrowing base, reduced capacity due to reserves and certain other restrictions. The borrowing base is calculated using a formula initially based upon eligible receivables and inventory minus certain reserves, and was $357.8 million as of December 28, 2019. The Amended Credit Facility also allows the Company to add real property to the borrowing base so long as the real property is subject to a first priority lien in favor of the Administrative Agent for the benefit of the Lenders. The Company did not draw down any commitments under the Amended Credit Facility upon closing. Proceeds of the Amended Credit Facility will be used for general corporate purposes. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and an increased $40 million sublimit for short-notice borrowings. As of December 28, 2019, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $3.2 million outstanding as of December 28, 2019.

Borrowings under the Amended Credit Facility will bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s consolidated senior leverage ratio and (d) 0.00%. Such applicable margin for LIBOR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of December 28, 2019, and such applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0% as of December 28, 2019. An unused line fee shall be payable monthly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit shall be payable monthly and a facing fee of 0.125% shall be paid on demand for the stated amount of each letter of credit. The Company is also required to pay certain fees to the administrative agent under the Amended Credit Facility. As of December 28, 2019, the applicable interest rate related to Base Rate borrowings was 4.8%, and the applicable interest rate related to LIBOR-based borrowings was 2.8%.

The Company incurred approximately $1.6 million of debt issuance costs in conjunction with this transaction, which included underwriter fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility.

The Amended Credit Facility continues to contain customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity. The Company was in compliance with all financial covenants under the Amended Credit Facility during the period ended December 28, 2019.

9. Supplemental Equity Information
The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest through the three months ended December 28, 2019 and December 29, 2018.

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
Balance September 28, 2019	$115	$430	$16	$575,380	$421,742	$(1,676)	$996,007	$170	$996,177
Comprehensive income	—	—	—	—	(4,417)	436	(3,981)	(122)	(4,103)
Amortization of share-based awards	—	—	—	2,804	—	—	2,804	—	2,804
Restricted share activity, including net share settlement	—	—	—	(318)	—	—	(318)	—	(318)
Repurchase of stock	—	(8)	—	(8,488)	(13,632)	—	(22,128)	—	(22,128)
Issuance of common stock, including net share settlement of stock options	—	1	—	739	—	—	740	—	740
Balance December 28, 2019	$115	$423	$16	$570,117	$403,693	$(1,240)	$973,124	$48	$973,172

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
Balance September 29, 2018	$121	$439	$16	$590,168	$362,923	$(1,218)	$952,449	$385	$952,834
Comprehensive income	—	—	—	—	1,803	(274)	1,529	(164)	1,365
Amortization of share-based awards	—	—	—	2,261	—	—	2,261	—	2,261
Restricted share activity, including net share settlement	—	1	—	(386)	—	—	(385)	—	(385)
Issuance of common stock, including net share settlement of stock options	—	1	—	408	—	—	409	—	409
Balance December 29, 2018	$121	$441	$16	$592,451	$364,726	$(1,492)	$956,263	$221	$956,484

10. Stock-Based Compensation
The Company recognized share-based compensation expense of $4.2 million and $2.8 million for the three months ended December 28, 2019 and December 29, 2018, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the three months ended December 28, 2019 and December 29, 2018 was $1.0 million and $0.7 million, respectively.

11. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations (in thousands except share and per share amounts).

	Three Months Ended
	December 28, 2019
	Income	Shares	Per Share
Basic EPS:
Net income (loss) available to common shareholders	$(4,417)	54,755	$(0.08)
Effect of dilutive securities (1):
Options to purchase common stock	—	—	—
Restricted shares	—	—	—
Diluted EPS:
Net income (loss) available to common shareholders	$(4,417)	54,755	$(0.08)

(1) The potential effects of stock awards were excluded from the diluted earnings per share calculation for the three months ended December 28, 2019, because their inclusion in a net loss period would be anti-dilutive to the earnings per share calculation.

	Three Months Ended
	December 29, 2018
	Income	Shares	Per Share
Basic EPS:
Net income available to common shareholders	$1,803	56,903	$0.03
Effect of dilutive securities:
Options to purchase common stock	—	667	—
Restricted shares	—	431	—
Diluted EPS:
Net income available to common shareholders	$1,803	58,001	$0.03

Options to purchase 2.6 million shares of common stock at prices ranging from $8.56 to $38.10 per share were outstanding at December 28, 2019, and options to purchase 2.3 million shares of common stock at prices ranging from $6.43 to $38.10 per share were outstanding at December 29, 2018.

For the three months ended December 28, 2019 and December 29, 2018, 1.0 million and 1.1 million options outstanding were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be antidilutive.

For the three months ended December 28, 2019, 0.4 million options outstanding and 0.3 million restricted shares were excluded from the diluted earnings per share calculation for the three months ended December 28, 2019, because their inclusion in a net loss period would be anti-dilutive to the earnings per share calculation.

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

	Three Months Ended
	December 28, 2019	December 29, 2018
Net sales:
Pet segment	$354,021	$340,416
Garden segment	128,807	121,574
Total net sales	$482,828	$461,990
Operating Income (loss)
Pet segment	30,222	29,755
Garden segment	(8,368)	(4,637)
Corporate	(19,789)	(14,937)
Total operating income	2,065	10,181
Interest expense - net	(8,637)	(8,077)
Other income (expense)	305	(192)
Income tax expense (benefit)	(1,728)	273
Income (loss) including noncontrolling interest	(4,539)	1,639
Net loss attributable to noncontrolling interest	(122)	(164)
Net income (loss) attributable to Central Garden & Pet Company	$(4,417)	$1,803
Depreciation and amortization:
Pet segment	$8,490	$8,056
Garden segment	3,295	2,826
Corporate	1,355	1,470
Total depreciation and amortization	$13,140	$12,352

	December 28, 2019	December 29, 2018	September 28, 2019
Assets:
Pet segment	$804,619	$677,647	$734,380
Garden segment	550,358	453,331	463,889
Corporate	780,180	819,868	826,751
Total assets	$2,135,157	$1,950,846	$2,025,020
Goodwill (included in corporate assets above):
Pet segment	$272,068	$268,289	$268,289
Garden segment	17,786	12,888	17,788
Total goodwill	$289,854	$281,177	$286,077

The tables below presents the Company's disaggregated revenues by segment (in thousands):

	Three Months Ended December 28, 2019
	Pet Segment	Garden Segment	Total

Other pet products	$138.3	$—	$138.3
Dog and cat products	129.9	—	129.9
Other manufacturers' products	85.8	29.8	115.6
Garden controls and fertilizer products	—	23.1	23.1
Other garden supplies	—	75.9	75.9
Total	$354.0	$128.8	$482.8

	Three Months Ended December 29, 2018
	Pet Segment	Garden Segment	Total

Other pet products	$130.9	$—	$130.9
Dog and cat products	131.1	—	131.1
Other manufacturers' products	78.4	29.1	107.5
Garden controls and fertilizer products	—	24.3	24.3
Other garden supplies	—	68.2	68.2
Total	$340.4	$121.6	$462.0

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Three Months Ended December 28, 2019
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$170,328	$23,837	$301,041	$(12,378)	$482,828
Cost of goods sold and occupancy	132,273	23,712	206,984	(11,407)	351,562
Gross profit	38,055	125	94,057	(971)	131,266
Selling, general and administrative expenses	43,237	7,819	79,116	(971)	129,201
Operating income (loss)	(5,182)	(7,694)	14,941	—	2,065
Interest expense	(10,578)	(60)	(3)	—	(10,641)
Interest income	1,997	7	—	—	2,004
Other income (expense)	(75)	737	(357)	—	305
Income (loss) before taxes and equity in earnings (losses) of affiliates	(13,838)	(7,010)	14,581	—	(6,267)
Income tax expense (benefit)	(3,898)	(365)	2,535	—	(1,728)
Equity in earnings (loss) of affiliates	5,523	—	(680)	(4,843)	—
Net income (loss) including noncontrolling interest	(4,417)	(6,645)	11,366	(4,843)	(4,539)
Net loss attributable to noncontrolling interest	—	(122)	—	—	(122)
Net income (loss) attributable to Central Garden & Pet Company	$(4,417)	$(6,523)	$11,366	$(4,843)	$(4,417)

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Three Months Ended December 29, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$173,406	$23,629	$279,834	$(14,879)	$461,990
Cost of goods sold and occupancy	136,013	22,003	187,683	(13,891)	331,808
Gross profit	37,393	1,626	92,151	(988)	130,182
Selling, general and administrative expenses	43,665	7,351	69,973	(988)	120,001
Operating income (loss)	(6,272)	(5,725)	22,178	—	10,181
Interest expense	(10,497)	(114)	(3)	—	(10,614)
Interest income	2,533	4	—	—	2,537
Other income (expense)	37	(216)	(13)	—	(192)
Income (loss) before taxes and equity in earnings (losses) of affiliates	(14,199)	(6,051)	22,162	—	1,912
Income tax expense (benefit)	(2,088)	(256)	2,617		273
Equity in earnings of affiliates	13,914	—	(1,112)	(12,802)	—
Net income (loss) including noncontrolling interest	1,803	(5,795)	18,433	(12,802)	1,639
Net income (loss) attributable to noncontrolling interest	—	(164)	—	—	(164)
Net income (loss) attributable to Central Garden & Pet Company	$1,803	$(5,631)	$18,433	$(12,802)	$1,803

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended December 28, 2019
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(4,417)	$(6,645)	$11,366	$(4,843)	$(4,539)
Other comprehensive income:
Foreign currency translation	436	297	21	(318)	436
Total comprehensive income (loss)	(3,981)	(6,348)	11,387	(5,161)	(4,103)
Comprehensive loss attributable to noncontrolling interests	—	(122)	—	—	(122)
Comprehensive income (loss) attributable to Central Garden & Pet Company	$(3,981)	$(6,226)	$11,387	$(5,161)	$(3,981)

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended December 29, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$1,803	$(5,795)	$18,433	$(12,802)	$1,639
Other comprehensive loss:
Foreign currency translation	(274)	(129)	(95)	224	(274)
Total comprehensive income (loss)	1,529	(5,924)	18,338	(12,578)	1,365
Comprehensive loss attributable to noncontrolling interests	—	(164)	—	—	(164)
Comprehensive income (loss) attributable to Central Garden & Pet Company	$1,529	$(5,760)	$18,338	$(12,578)	$1,529

	CONSOLIDATING CONDENSED BALANCE SHEET
	December 28, 2019
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$435,169	$9,467	$1,177	$—	$445,813
Restricted cash	12,990	—	—	—	12,990
Short term investments	—	—	—	—	—
Accounts receivable, net	99,521	9,261	159,447	—	268,229
Inventories, net	141,336	37,999	377,144	—	556,479
Prepaid expenses and other	12,338	1,337	23,894	—	37,569
Total current assets	701,354	58,064	561,662	—	1,321,080
Property, plant and equipment, net	27,857	35,118	178,820	—	241,795
Goodwill	20,578	7,414	261,862	—	289,854
Operating lease right-of-use assets	51,232	6,680	47,365	—	105,277
Other long-term assets	47,882	5,099	136,249	(12,079)	177,151
Intercompany receivable	40,813	—	861,972	(902,785)	—
Investment in subsidiaries	1,790,591	—	—	(1,790,591)	—
Total	$2,680,307	$112,375	$2,047,930	$(2,705,455)	$2,135,157
LIABILITIES AND EQUITY
Accounts payable	$61,493	$17,065	$106,101	$—	$184,659
Accrued expenses	56,374	4,049	64,351	—	124,774
Current operating lease liability	20,251	3,398	10,671	—	34,320
Current portion of long-term debt	107	—	—	—	107
Total current liabilities	138,225	24,512	181,123	—	343,860
Long-term debt	693,329	—	—	—	693,329
Operating lease long term liabilities	33,212	3,264	38,807		75,283
Intercompany payable	841,709	61,077	—	(902,786)	—
Losses in excess of investment in subsidiaries	—	—	26,246	(26,246)	—
Other long-term obligations	708	—	60,884	(12,079)	49,513
Total Central Garden & Pet shareholders’ equity (deficit)	973,124	23,474	1,740,870	(1,764,344)	973,124
Noncontrolling interest	—	48	—		48
Total equity	973,124	23,522	1,740,870	(1,764,344)	973,172
Total	$2,680,307	$112,375	$2,047,930	$(2,705,455)	$2,135,157

	CONSOLIDATING CONDENSED BALANCE SHEET
	December 29, 2018
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$470,049	$6,500	$2,188	$—	$478,737
Restricted cash	10,921	—	—	—	10,921
Accounts receivable, net	95,399	9,736	145,088	—	250,223
Inventories, net	137,158	36,698	319,889	—	493,745
Prepaid expenses and other	16,268	1,635	20,495	—	38,398
Total current assets	729,795	54,569	487,660	—	1,272,024
Property, plant and equipment, net	31,311	33,483	146,766	—	211,560
Goodwill	20,578	7,414	253,185	—	281,177
Other long-term assets	54,972	6,663	132,846	(8,396)	186,085
Intercompany receivable	100,968	—	775,169	(876,137)	—
Investment in subsidiaries	1,632,068	—	—	(1,632,068)	—
Total	$2,569,692	$102,129	$1,795,626	$(2,516,601)	$1,950,846
LIABILITIES AND EQUITY
Accounts payable	$47,350	$12,359	$81,477	$—	$141,186
Accrued expenses	48,038	4,159	56,048	—	108,245
Current portion of long-term debt	117	—	—	—	117
Total current liabilities	95,505	16,518	137,525	—	249,548
Long-term debt	692,157	—	175	—	692,332
Intercompany payable	817,165	58,972	—	(876,137)	—
Losses in excess of investment in subsidiaries	—	—	26,148	(26,148)	—
Other long-term obligations	8,602	—	52,276	(8,396)	52,482
Total Central Garden & Pet shareholders’ equity (deficit)	956,263	26,418	1,579,502	(1,605,920)	956,263
Noncontrolling interest	—	221	—	—	221
Total equity	956,263	26,639	1,579,502	(1,605,920)	956,484
Total	$2,569,692	$102,129	$1,795,626	$(2,516,601)	$1,950,846

	CONSOLIDATING CONDENSED BALANCE SHEET
	September 28, 2019
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$489,590	$7,308	$851	$—	$497,749
Restricted cash	12,952	—	—	—	12,952
Accounts receivable, net	99,372	11,551	189,212	—	300,135
Inventories, net	121,344	30,826	314,027	—	466,197
Prepaid expenses and other assets	9,339	1,241	19,580	—	30,160
Total current assets	732,597	50,926	523,670	—	1,307,193
Property, plant and equipment, net	27,395	35,854	182,156	—	245,405
Goodwill	20,578	7,414	258,085	—	286,077
Other long-term assets	55,690	5,487	139,138	(13,970)	186,345
Intercompany receivable	37,544	—	879,231	(916,775)	—
Investment in subsidiaries	1,784,750	—	—	(1,784,750)	—
Total	$2,658,554	$99,681	$1,982,280	$(2,715,495)	$2,025,020
LIABILITIES AND EQUITY
Accounts payable	$47,506	$6,895	$94,845	$—	$149,246
Accrued expenses and other liabilities	54,623	4,814	69,729	—	129,166
Current portion of long term debt	113	—	—	—	113
Total current liabilities	102,242	11,709	164,574	—	278,525
Long-term debt	693,037	—	—	—	693,037
Intercompany payable	858,673	58,102	—	(916,775)	—
Losses in excess of investment in subsidiaries	—	—	25,567	(25,567)	—
Other long-term obligations	8,595	—	62,656	(13,970)	57,281
Total Central Garden & Pet shareholders’ equity (deficit)	996,007	29,700	1,729,483	(1,759,183)	996,007
Noncontrolling interest	—	170	—	—	170
Total equity	996,007	29,870	1,729,483	(1,759,183)	996,177
Total	$2,658,554	$99,681	$1,982,280	$(2,715,495)	$2,025,020

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Three Months Ended December 28, 2019
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used by operating activities	$(8,297)	$(1,238)	$(8,487)	$—	$(18,022)
Additions to property, plant and equipment	(1,817)	188	(8,248)	—	(9,877)
Investments	(424)	—	—	—	(424)
Other investing activities	(75)	—	—	—	(75)
Intercompany investing activities	(3,270)	—	17,258	(13,988)	—
Net cash (used) provided by investing activities	(5,586)	188	9,010	(13,988)	(10,376)
Repayments of long-term debt	(31)	—	—	—	(31)
Payment of financing costs	(869)				(869)
Repurchase of common stock	(23,054)	—	—	—	(23,054)
Payment of contingent consideration liability	—	—	(77)	—	(77)
Intercompany financing activities	(16,962)	2,974	—	13,988	—
Net cash (used) provided by financing activities	(40,916)	2,974	(77)	13,988	(24,031)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	416	235	(120)	—	531
Net increase (decrease) in cash, cash equivalents and restricted cash	(54,383)	2,159	326	—	(51,898)
Cash, cash equivalents and restricted cash at beginning of period	502,542	7,308	851	—	510,701
Cash, cash equivalents and restricted cash at end of period	$448,159	$9,467	$1,177	$—	$458,803

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Three Months Ended December 29, 2018
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(3,592)	$(1,459)	$11,851	$—	$6,800
Additions to property, plant and equipment	(873)	(704)	(6,261)	—	(7,838)
Investments	(1,499)	—	—	—	(1,499)
Other investing activities	(50)	—	—	—	(50)
Intercompany investing activities	(60,604)	—	(5,283)	65,887	—
Net cash used by investing activities	(63,026)	(704)	(11,544)	65,887	(9,387)
Repayments of long-term debt	(28)	—	(6)	—	(34)
Repurchase of common stock	(547)	—	—	—	(547)
Payment of contingent consideration	—	—	(54)	—	(54)
Intercompany financing activities	63,233	2,654	—	(65,887)	—
Net cash provided (used) by financing activities	62,658	2,654	(60)	(65,887)	(635)
Effect of exchange rates on cash, cash equivalents and restricted cash	(179)	4	50	—	(125)
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,139)	495	297	—	(3,347)
Cash, cash equivalents and restricted cash at beginning of period	485,109	6,005	1,891	—	493,005
Cash, cash equivalents and restricted cash at end of period	$480,970	$6,500	$2,188	$—	$489,658

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
In November 2019, the Company's DMC business unit in its Pet Segment experienced a fire in one of its leased properties located in Athens, Texas, which resulted in inventory, property-related and business interruption losses in the estimated range of $35 million to $40 million.

As of December 28, 2019, the Company had incurred losses of approximately $19 million and received approximately $8 million in insurance proceeds. As such, the Company had approximately $11 million of cost in excess of insurance proceeds recorded on its balance sheet at quarter end. The Company’s insurance carrier has approved the next payment of $11 million. The Company believes its insurance coverage is sufficient to cover the asset losses as well as the business interruption loss associated with this event.
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

Recent Developments
Fiscal 2020 First Quarter Financial Performance:
•Net sales increased $20.8 million, or 4.5%, from the prior year quarter to $482.8 million due primarily to the inclusion of two acquisitions that were not part of the first quarter fiscal 2019 results. Pet segment sales increased $13.6 million, and Garden segment sales increased $7.2 million.
•Organic net sales declined 0.2%. Organic net sales increased 1.3% in our Pet segment and decreased 4.4% in our Garden segment.

•Gross profit increased $1.1 million, and gross margin declined 100 basis points to 27.2%.
•Selling, general & administrative expense increased $9.2 million to $129.2 million and increased as a percentage of net sales to 26.8%.
•Operating income declined $8.1 million from the prior year quarter, to $2.1 million in the first quarter of fiscal 2020.
•Our net loss in the first quarter of fiscal 2020 was $4.4 million, or $0.08 per diluted share, compared to net income of $1.8 million, or $0.03 per diluted share, in the first quarter of fiscal 2019.

DMC Business Unit

In November 2019, our DMC business unit in our Pet Segment experienced a fire in one of its leased properties located in Athens, Texas, which resulted in inventory, property-related and business interruption losses in the estimated range of $35 - $40 million. This event temporarily impacted our ability to fulfill orders to certain of our customers, although we have since resumed normal order fulfillment. We currently believe our insurance coverage is sufficient to cover the asset losses as well as the business interruption loss associated with this event.
Adoption of New Lease Accounting Standard
As further described in Note 1, Basis of Presentation, we adopted the new lease accounting standard on September 29, 2019. The new standard requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. The impact of adopting the standard included the initial recognition as of September 29, 2019, of $111 million of lease-related assets and $115 million of lease-related liabilities on our condensed consolidated balance sheet, the difference between the two being existing deferred and prepaid rent balances. We did not record an adjustment to beginning retained earnings associated with the adoption of this standard.

Results of Operations
Three Months Ended December 28, 2019
Compared with Three Months Ended December 29, 2018

Net Sales
Net sales for the three months ended December 28, 2019 increased $20.8 million, or 4.5%, to $482.8 million from $462.0 million for the three months ended December 29, 2018. Organic net sales, which excludes the impact of acquisitions and divestitures in the last 12 months, decreased $0.9 million, or 0.2%, as compared to the fiscal 2019 quarter. Our branded product sales increased $12.7 million, and sales of other manufacturers’ products increased $8.1 million.
Pet net sales increased $13.6 million, or 4.0%, to $354.0 million for the three months ended December 28, 2019 from $340.4 million for the three months ended December 29, 2018. The increase in net sales was due primarily to sales from C&S Products, which we acquired in May 2019, and increased third-party sales. These increases were partially offset by lower sales in our live fish business, due to a major retailer's decision in 2019 to exit the live fish business, and lower pet bed sales impacted by the November 2019 fire in one of our pet bedding facilities during the quarter. Pet branded product sales increased $6.2 million, and sales of other manufacturers' products increased $7.4 million.
Garden net sales increased $7.2 million, or 5.9%, to $128.8 million for the three months ended December 28, 2019 from $121.6 million for the three months ended December 29, 2018. The increase in net sales was due primarily to sales from Arden, which became 100% owned due to our acquisition of the remaining equity interest in February 2019, partially offset by lower organic sales, which decreased $5.4 million, or 4.4%. The decrease in Garden organic sales was due primarily to lower grass seed sales and our exit of the fashion decor pottery product line in mid-2019. Garden branded sales increased $6.5 million, due to acquisitions, and sales of other manufacturers' products increased $0.7 million.
Gross Profit
Gross profit for the three months ended December 28, 2019 increased $1.1 million, or 0.8%, to $131.3 million from $130.2 million for the three months ended December 29, 2018. Gross margin declined 100 basis points to 27.2% for the three months ended December 28, 2019 from 28.2% for the three months ended December 29, 2018. The gross profit increase was due to the Pet segment while the gross margin decline was due primarily to the Garden segment.

In the Pet segment, gross profit increased but the gross margin declined. The gross margin decline was due primarily to the impact of a major retailer exiting the live fish business in 2019 and an unfavorable sales mix.
In the Garden segment, both gross profit and gross margin declined. Both gross profit and gross margin were negatively impacted by our exit from fashion decor pottery product line. Additionally, gross margin was negatively impacted by the recently acquired Arden business, whose gross margin was dilutive to the overall business during the quarter, and an unfavorable sales mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $9.2 million, or 7.7%, to $129.2 million for the three months ended December 28, 2019 from $120.0 million for the three months ended December 29, 2018. Selling, general and administrative expenses increased at corporate and in both operating segments. As a percentage of net sales, selling, general and administrative expenses increased to 26.8% for the three months ended December 28, 2019, compared to 26.0% in the comparable prior year quarter.
Selling and delivery expense increased $1.9 million, or 3.1%, to $62.6 million for the three months ended December 28, 2019 from $60.7 million for the three months ended December 29, 2018. Selling and delivery expense increased due primarily to our two recent acquisitions.
Warehouse and administrative expense increased $7.3 million, or 12.3%, to $66.6 million for the three months ended December 28, 2019 from $59.3 million for the three months ended December 29, 2018 primarily due to increased corporate expense and our two recent acquisitions. Corporate expense increased due to increased variable compensation expense, increased non-cash equity compensation and increased third-party expenses which included increased legal expenses and costs incurred related to our implementation of the new GAAP lease standard that we adopted at the beginning of fiscal 2020. Warehouse and administrative expense increased in both our operating segments due to our two recent acquisitions. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income declined $8.1 million to $2.1 million for the three months ended December 28, 2019 from $10.2 million for the three months ended December 29, 2018. The decline in operating income was attributable to a lower gross margin and increased selling, general and administrative costs partially offset by increased sales. Our operating margin decreased from 2.2% in the prior year quarter to 0.4% in the current year quarter due to a 100 basis point decline in gross margin and a 80 basis point increase in selling, general and administrative expense as a percentage of net sales.
Pet operating income increased $0.5 million, or 1.6%, to $30.2 million for the three months ended December 28, 2019 from $29.7 for the three months ended December 29, 2018. Pet operating income increased due to increased sales, due to an acquisition and increased organic sales, and increased gross profit partially offset by increased selling, general and administrative costs. Pet operating margin declined 20 basis points due to a lower gross margin partially offset by lower selling, general and administrative expense as a percentage of sales.
Garden operating loss increased $3.7 million, or 80.5%, to $8.3 million for the three months ended December 28, 2019 from $4.6 million for the three months ended December 29, 2018. The Garden operating loss increased due to a lower gross profit and increased selling, general and administrative expense that were more than offset increased sales. Garden operating margin declined 270 basis points due to a lower gross margin and higher selling, general and administrative expense as a percentage of sales.
Corporate operating expense increased $4.9 million, 32.5%, to $19.8 million for the three months ended December 28, 2019 from $14.9 million for the three months ended December 29, 2018. Corporate expense increased due to increased variable compensation expense, increased non-cash equity compensation and increased third-party expenses.
Net Interest Expense
Net interest expense for the three months ended December 28, 2019 increased $0.5 million, or 6.9%, to $8.6 million from $8.1 million for the three months ended December 29, 2018. The increase in net interest expense was due to lower interest income from earnings on excess cash due to the lower rates available on our excess cash balance during the quarter.
Debt outstanding on December 28, 2019 was $693.4 million compared to $692.4 million at December 29, 2018.

Other Income
Other income is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other income increased $0.5 million to $0.3 million for the quarter ended December 28, 2019. The increase in other income was due primarily to foreign exchange gains in the quarter.
Income Taxes
Our effective income tax rate was 27.6% for the quarter ended December 28, 2019 compared to 14.3% for the quarter ended December 29, 2018. Both periods had a similar benefit from excess tax benefits from stock compensation (a discrete tax item). The quarter ended December 28, 2019 had a pre-tax loss and the discrete tax item increased the tax benefit rate in the quarter while the quarter ended December 29, 2018 had pre-tax income and the discrete tax item decreased the tax expense rate in the prior year quarter.
Net Income and Earnings Per Share
Our net loss in the first quarter of fiscal 2020 was $4.4 million, or $0.08 per diluted share, compared to net income of $1.8 million, or $0.03 per diluted share, in the first quarter of fiscal 2019.

Use of Non-GAAP Financial Measures
We report our financial results in accordance with accounting principles generally accepted in the United States (GAAP). However, to supplement the financial results prepared in accordance with GAAP, we use non-GAAP financial measures including EBITDA and organic sales. Management believes these non-GAAP financial measures that exclude the impact of specific items (described below) may be useful to investors in their assessment of our ongoing operating performance and provide additional meaningful comparisons between current results and results in prior operating periods.
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

	GAAP to Non-GAAP Reconciliation (in millions) For the Three Months Ended December 28, 2019
	Consolidated		Pet Segment		Garden Segment
		Percent change		Percent change		Percent change

Reported net sales - Q1 FY20 (GAAP)	$482.8		$354.0		$128.8
Reported net sales - Q1 FY19 (GAAP)	462.0		340.4		121.6
Increase in net sales	20.8	4.5%	13.6	4.0%	7.2	5.9%
Effect of acquisition and divestitures on increase in net sales	21.7		9.1		12.6
Increase in organic net sales - Q1 2020	$(0.9)	(0.2)%	$4.5	1.3%	$(5.4)	(4.4)%

EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Three Months Ended December 28, 2019
	Garden	Pet	Corp	Total
Net income attributable to Central Garden & Pet	—	—	—	$(4,417)
Interest expense, net	—	—	—	8,637
Other income	—	—	—	(305)
Income tax expense	—	—	—	(1,728)
Net income attributable to noncontrolling interest	—	—	—	(122)
Sum of items below operating income	—	—	—	6,482
Income (loss) from operations	$(8,368)	$30,222	$(19,789)	$2,065
Depreciation & amortization	3,295	8,490	1,355	13,140
EBITDA	$(5,073)	$38,712	$(18,434)	$15,205

EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Three Months Ended December 29, 2018
	Garden	Pet	Corp	Total
Net income attributable to Central Garden & Pet	—	—	—	$1,803
Interest expense, net	—	—	—	8,077
Other income	—	—	—	192
Income tax expense	—	—	—	273
Net income attributable to noncontrolling interest	—	—	—	(164)
Sum of items below operating income	—	—	—	8,378
Income (loss) from operations	$(4,637)	$29,755	$(14,937)	$10,181
Depreciation & amortization	2,826	8,056	1,470	12,352
EBITDA	$(1,811)	$37,811	$(13,467)	$22,533

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

Operating Activities
Net cash used by operating activities increased by $24.8 million, from $6.8 million of cash provided for the three months ended December 29, 2018, to $18.0 million of cash used for the three months ended December 28, 2019. The increase in cash used was due primarily to changes in our working capital accounts for the period ended December 28, 2019, as compared to the prior year period.
Investing Activities
Net cash used in investing activities increased $1.0 million, from $9.4 million for the three months ended December 29, 2018 to $10.4 million during the three months ended December 28, 2019. The increase in cash used in investing activities was due primarily to increased capital expenditures in the current year compared to the prior year.
Financing Activities
Net cash used by financing activities increased $23.4 million, from $0.6 million for the three months ended December 29, 2018, to $24.0 million for the three months ended December 28, 2019. The increase in cash used by financing activities during the current year was due primarily to purchases of our common stock. During the three months ended December 28, 2019, we repurchased approximately 0.1 million shares of our voting common stock (CENT) on the open market at an aggregate cost of approximately $1.7 million, or approximately $26.83 per share, and 0.8 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $20.4 million, or approximately $26.69 per share.
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
We believe that cash flows from operating activities, funds available under our asset backed loan facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital and capital expenditure requirements for the foreseeable future. We anticipate that our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, will be $45 million to $50 million in fiscal 2020.
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

Total Debt
At December 28, 2019, our total debt outstanding was $693.4 million, as compared with $692.4 million at December 29, 2018.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of December 28, 2019.
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
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of December 28, 2019.
Asset-Based Loan Facility Amendment
On September 27, 2019, we entered into a Second Amended and Restated Credit Agreement (“Amended Credit Agreement”). The Amended Credit Agreement amended and restated the previous credit agreement dated April 22, 2016 and continues to provide up to a $400.0 million principal amount senior secured asset-based revolving credit facility, with up to an additional $200 million principal amount available with the consent of the Lenders, as defined, if we exercise the accordion feature set forth therein (collectively, the “Amended Credit

Facility”). The Amended Credit Facility now matures on September 27, 2024. We may borrow, repay and reborrow amounts under the Amended Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full.
The Amended Credit Facility is subject to a borrowing base, reduced capacity due to reserves and certain other restrictions. The borrowing base is calculated using a formula initially based upon eligible receivables and inventory minus certain reserves, and was $357.8 million as of December 28, 2019. The Amended Credit Facility also allows us to add real property to the borrowing base so long as the real property is subject to a first priority lien in favor of the Administrative Agent for the benefit of the Lenders. Proceeds of the Amended Credit Facility will be used for general corporate purposes. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and an increased $40 million sublimit for short-notice borrowings. We incurred approximately $1.6 million of debt issuance costs in conjunction with this transaction, which included underwriter fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility. As of December 28, 2019, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $3.2 million outstanding as of December 28, 2019.
Borrowings under the Amended Credit Facility will bear interest at an index based on LIBOR or, at our option, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on our consolidated senior leverage ratio and (d) 0.00%. Such applicable margin for LIBOR-based borrowings fluctuates between 1.00%-1.50% (previously between 1.25% and 1.50%) and was 1.00% as of December 28, 2019, and such applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50% (previously 0.25%-0.50%), and was 0.00% as of December 28, 2019. An unused line fee shall be payable monthly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit shall be payable monthly and a facing fee of 0.125% shall be paid on demand for the stated amount of each letter of credit. We are also required to pay certain fees to the administrative agent under the Amended Credit Facility. As of December 28, 2019, the applicable interest rate related to Base Rate borrowings was 4.8%, and the applicable interest rate related to LIBOR-based borrowings was 2.8%. Banks currently reporting information used to set LIBOR will stop doing so after 2021. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. We are monitoring their efforts, and we will likely amend contracts to accommodate any replacement rate where it is not already provided.
The administering regulatory authority announced it intends to phase out London Interbank Offered Rate (LIBOR) by the end of 2021. We have both LIBOR-denominated and Euro Interbank Offer Rate (EURIBOR)-denominated indebtedness. Once LIBOR is phased out it will be replaced by an alternative method equivalent to LIBOR. Any legal or regulatory changes made in response to LIBOR’s future discontinuance may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, or changes in the rules or methodologies in LIBOR. In addition, alternative methods to LIBOR may be impossible or impracticable to determine. The transition to alternatives to LIBOR could be modestly disruptive to the credit markets, and while we do not expect that the transition from LIBOR and risks related thereto will have a material adverse effect on our financing costs, it is still uncertain at this time.

The Amended Credit Facility continues to contain customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity. We were in compliance with all financial covenants under the Credit Facility during the period ended December 28, 2019.
Off-Balance Sheet Arrangements
There have been no material changes to the information provided in our Annual Report on Form 10-K for the fiscal year ended September 28, 2019 regarding off-balance sheet arrangements.
Contractual Obligations
There have been no material changes outside the ordinary course of business in our contractual obligations set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in our Annual Report on Form 10-K for the fiscal year ended September 28, 2019, except as set forth below.
In December 2019, performance-based criteria associated with the $6 million contingent consideration liability related to our fiscal 2017 acquisition of Segrest, Inc. were met and accordingly, the entire amount was released out of an independent escrow account to the former owners as of December 28, 2019.
New Accounting Pronouncements
Refer to Footnote 1 in the notes to the condensed consolidated financial statements for new accounting pronouncements.

Critical Accounting Policies, Estimates and Judgments
There have been no material changes to our critical accounting policies, estimates and assumptions or the judgments affecting the application of those accounting policies since our Annual Report on Form 10-K for the fiscal year ended September 28, 2019.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our exposure to market risk from that discussed in our Annual Report on Form 10-K for the fiscal year ended September 28, 2019.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and principal financial officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of December 28, 2019.
(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and our principal financial officer have evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2020. We implemented controls and a new lease accounting system related to the adoption of ASC 842 and the related financial statement reporting. There were no other changes in our internal control over financial reporting during the first quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the fiscal year ended September 28, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended December 28, 2019 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
September 29, 2019 - November 2, 2019	292,583	(2)(3)	$27.37	290,740	$100,000,000
November 3, 2019 - November 30, 2019	116,126	(2)(3)	$24.87	115,500	$100,000,000
December 1, 2019 -December 28, 2019	432,167	(2)(3)	$26.72	422,383	$100,000,000
Total	840,876		$26.69	828,623	$100,000,000	(4)

(1)During the fourth quarter of fiscal 2019, our Board of Directors authorized a $100 million share repurchase program, (the "2019 Repurchase Authorization"). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock. As of December 28, 2019, we had $100 million of authorization remaining under our 2019 Repurchase Authorization.
(2)In February 2019, our Board of Directors authorized us to make supplemental stock purchases to minimize dilution resulting from issuances under our equity compensation plans (the "Equity Dilution Authorization"). In addition to our regular share repurchase program, we are permitted to purchase annually a number of shares equal to the number of shares of restricted stock and stock options granted in the prior fiscal year, to the extent not already repurchased, and the current fiscal year. The Equity Dilution Authorization has no fixed expiration date and expires when the Board withdraws its authorization.
(3)Shares purchased during the period indicated represent withholding of a portion of shares to cover taxes in connection with the vesting of restricted stock and do not reduce the dollar value of shares that may be purchased under our stock repurchase plan.
(4)Excludes 0.6 million shares remaining under our Equity Dilution Authorization as of December 28, 2019.

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

Dated: February 6, 2020

/s/ TIMOTHY P. COFER
Timothy P. Cofer
Chief Executive Officer
(Principal Executive Officer)

/s/ NICHOLAS LAHANAS
Nicholas Lahanas
Chief Financial Officer
(Principal Financial Officer)