Form 10-Q
period 2020-03-28
CENTRAL GARDEN & PET CO
filed 2020-05-07
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CENT	The NASDAQ Stock Market LLC
Class A Common Stock	CENTA	The NASDAQ Stock Market LLC
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of April 30, 2020	11,300,810
Class A Common Stock Outstanding as of April 30, 2020	41,712,472
Class B Stock Outstanding as of April 30, 2020	1,647,922

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this Form 10-Q are set forth in the Form 10-K for the fiscal year ended September 28, 2019, including the factors described in the section entitled “Item 1A – Risk Factors.” If any of these risks or uncertainties materializes, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in, or imply by, any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances, except as required by law. Presently known risk factors include, but are not limited to, the following factors:

•the impact of the COVID-19 pandemic on our business, including but not limited to, the impact on our workforce, operations, supply chain, demand for our products and services, and our financial results and condition; our ability to successfully manage the challenges associated with the COVID-19 pandemic;
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
•our ability to recover asset and business interruption losses caused by the recent fires at our DMC facility in Texas;
•the voting power associated with our Class B stock; and
•potential dilution from issuance of authorized shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	March 28, 2020	March 30, 2019	September 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$331,555	$329,724	$497,749
Restricted cash	13,021	16,115	12,952
Accounts receivable (less allowance for doubtful accounts of $22,103, $16,818 and $21,128)	460,985	456,129	300,135
Inventories, net	517,207	517,158	466,197
Prepaid expenses and other	36,160	33,161	30,160
Total current assets	1,358,928	1,352,287	1,307,193
Plant, property and equipment, net	241,878	217,538	245,405
Goodwill	289,854	281,177	286,077
Other intangible assets, net	141,686	142,798	146,137
Operating lease right-of-use assets	99,098	—	—
Other assets	35,963	52,340	40,208
Total	$2,167,407	$2,046,140	$2,025,020
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$186,871	$157,596	$149,246
Accrued expenses	137,723	136,413	129,166
Current lease liabilities	32,403	—	—
Current portion of long-term debt	103	5,119	113
Total current liabilities	357,100	299,128	278,525
Long-term debt	693,622	692,646	693,037
Long-term lease liabilities	70,760	—	—
Deferred income taxes and other long-term obligations	52,483	55,064	57,281
Equity:
Common stock, $0.01 par value: 11,329,110, 12,145,135 and 11,543,969 shares outstanding at March 28, 2020, March 30, 2019 and September 28, 2019	113	121	115
Class A common stock, $0.01 par value: 41,802,735, 44,386,792 and 42,968,493 shares outstanding at March 28, 2020, March 30, 2019 and September 28, 2019	418	444	430
Class B stock, $0.01 par value: 1,647,922, 1,652,262 and 1,652,262 shares outstanding at March 28, 2020, March 30, 2019 and September 28, 2019	16	16	16
Additional paid-in capital	562,625	592,331	575,380
Retained earnings	431,486	407,117	421,742
Accumulated other comprehensive loss	(1,645)	(1,280)	(1,676)
Total Central Garden & Pet Company shareholders’ equity	993,013	998,749	996,007
Noncontrolling interest	429	553	170
Total equity	993,442	999,302	996,177
Total	$2,167,407	$2,046,140	$2,025,020
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net sales	$703,229	$673,701	$1,186,057	$1,135,691
Cost of goods sold and occupancy	496,112	467,650	847,674	799,458
Gross profit	207,117	206,051	338,383	336,233
Selling, general and administrative expenses	141,012	143,898	270,213	263,899
Operating income	66,105	62,153	68,170	72,334
Interest expense	(10,753)	(10,640)	(21,394)	(21,254)
Interest income	1,417	2,255	3,421	4,792
Other income (expense)	(979)	500	(674)	308
Income before income taxes and noncontrolling interest	55,790	54,268	49,523	56,180
Income tax expense	12,648	11,546	10,920	11,819
Income including noncontrolling interest	43,142	42,722	38,603	44,361
Net income attributable to noncontrolling interest	438	331	316	167
Net income attributable to Central Garden & Pet Company	$42,704	$42,391	$38,287	$44,194
Net income per share attributable to Central Garden & Pet Company:
Basic	$0.79	$0.74	$0.70	$0.78
Diluted	$0.78	$0.73	$0.69	$0.76
Weighted average shares used in the computation of net income per share:
Basic	54,281	57,050	54,517	56,976
Diluted	54,952	58,026	55,220	58,013
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Income including noncontrolling interest	$43,142	$42,722	$38,603	$44,361
Other comprehensive income (loss):
Foreign currency translation	(405)	212	32	(62)
Total comprehensive income	42,737	42,934	38,635	44,299
Comprehensive income attributable to noncontrolling interest	438	331	316	167
Comprehensive income attributable to Central Garden & Pet Company	$42,299	$42,603	$38,319	$44,132
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended
	March 28, 2020	March 30, 2019
Cash flows from operating activities:
Net income	$38,603	$44,361
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	26,316	24,229
Amortization of deferred financing costs	921	916
Non-cash lease expense	17,194	—
Stock-based compensation	8,423	5,907
Deferred income taxes	4,966	6,044
Gain on sale of property and equipment	(9)	(16)
Other	1,331	(710)
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	(160,799)	(159,933)
Inventories	(50,471)	(59,630)
Prepaid expenses and other assets	(6,051)	(2,772)
Accounts payable	37,857	41,332
Accrued expenses	6,803	20,818
Other long-term obligations	23	135
Operating lease liabilities	(17,765)	—
Net cash used by operating activities	(92,658)	(79,319)
Cash flows from investing activities:
Additions to plant, property and equipment	(19,487)	(14,302)
Payments to acquire companies, net of cash acquired	—	(11,137)
Investments	(4,439)	(1,749)
Other investing activities	(437)	(368)
Net cash used in investing activities	(24,363)	(27,556)
Cash flows from financing activities:
Repayments of long-term debt	(59)	(36,466)
Repurchase of common stock, including shares surrendered for tax withholding	(48,026)	(3,739)
Payment of contingent consideration liability	(90)	(66)
Distribution to noncontrolling interest	(57)	—
Payment of financing costs	(959)	—
Net cash used by financing activities	(49,191)	(40,271)
Effect of exchange rate changes on cash and cash equivalents	87	(20)
Net decrease in cash, cash equivalents and restricted cash	(166,125)	(147,166)
Cash, cash equivalents and restricted cash at beginning of period	510,701	493,005
Cash, cash equivalents and restricted cash at end of period	$344,576	$345,839
Supplemental information:
Cash paid for interest	$21,464	$21,298
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended March 28, 2020
(Unaudited)
1.  Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of March 28, 2020 and March 30, 2019, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income (loss) for the three and six months ended March 28, 2020 and March 30, 2019 and the condensed consolidated statements of cash flows for the six months ended March 28, 2020 and March 30, 2019 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
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
Due to the seasonal nature of the Company’s garden business, the results of operations for the three and six months ended March 28, 2020 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2019 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 28, 2019 balance sheet presented herein was derived from the audited financial statements.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers cash and all highly liquid investments with an original maturity of three months or less at date of purchase to be cash and cash equivalents. Restricted cash includes cash and highly liquid instruments that are used as collateral for stand-alone letter of credit agreements related to normal business transactions. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of March 28, 2020, March 30, 2019 and September 28, 2019, respectively (in thousands).

	March 28, 2020	March 30, 2019	September 28, 2019
Cash and cash equivalents	$331,555	$329,724	$497,749
Restricted cash	13,021	16,115	12,952
Total cash, cash equivalents and restricted cash	$344,576	$345,839	$510,701

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
Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating taxes during the quarters and the recognition of deferred tax liabilities for outside basis differences. This guidance also simplifies aspects of the accounting for franchise taxes, enacts changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for the Company in its first quarter of fiscal 2022 and would require the Company to recognize a cumulative effect adjustment to the opening balance of retained earnings, if applicable. The Company is currently evaluating the impact that ASU 2019-12 may have on its consolidated financial statements.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of March 28, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (a)	$—	$—	$1,310	$1,310
Total liabilities	$—	$—	$1,310	$1,310
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

The following table provides a summary of the changes in fair value of the Company's Level 3 financial instruments for the periods ended March 28, 2020 and March 30, 2019 (in thousands):

Amount
Balance September 28, 2019	$7,369
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	31
Performance-based payments	(6,090)
Balance March 28, 2020	$1,310

Amount
Balance September 29, 2018	$8,224
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	(429)
Performance-based payments	(66)
Balance March 30, 2019	$7,729
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended March 28, 2020 and March 30, 2019, the Company was not required to measure any significant non-financial assets and liabilities at fair value.
Fair Value of Other Financial Instruments
In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of March 28, 2020, March 30, 2019 and September 28, 2019 was $270.2 million, $278.2 million and $307.1 million, respectively, compared to a carrying value of $296.3 million, $295.9 million and $296.1 million, respectively.
In November 2015, the Company issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”). The estimated fair value of the Company’s 2023 Notes as of March 28, 2020, March 30, 2019 and September 28, 2019 was $385.0 million, $417.7 million and $414.6 million, respectively, compared to a carrying value of $397.2 million, $396.3 million and $396.7 million, respectively.

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

4.  Inventories, net
Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	March 28, 2020	March 30, 2019	September 28, 2019
Raw materials	$148,730	$136,879	$145,331
Work in progress	66,866	58,529	51,154
Finished goods	286,448	305,569	255,870
Supplies	15,163	16,181	13,842
Total inventories, net	$517,207	$517,158	$466,197

5. Goodwill
The Company tests goodwill for impairment annually (as of the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. If it is determined that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the two-step test is performed to identify potential goodwill impairment. Based on certain circumstances, the Company may elect to bypass the qualitative assessment and proceed directly to performing the first step of the two-step goodwill impairment test, which compares the fair value of the Company’s reporting units to their related carrying values, including goodwill. If the fair value of the reporting unit is less than its carrying value, the Company performs an additional step to determine the implied fair value of goodwill associated with that reporting unit. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and accordingly, the Company recognizes such impairment. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its two reporting units to the Company’s total market capitalization. No impairment of goodwill was recorded for the three and six months ended March 28, 2020 and March 30, 2019. The Company recorded approximately $3.8 million of goodwill in its Pet segment during the three months ended December 28, 2019 as part of its finalization of the purchase price allocation of C&S Products.

6. Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
March 28, 2020
Marketing-related intangible assets – amortizable	$20.6	$(17.1)	$—	$3.5
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	91.2	(17.1)	(26.0)	48.1
Customer-related intangible assets – amortizable	140.3	(58.8)	(2.5)	79.0
Other acquired intangible assets – amortizable	26.0	(17.3)	—	8.7
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	33.1	(17.3)	(1.2)	14.6
Total other intangible assets	$264.6	$(93.2)	$(29.7)	$141.7
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
March 30, 2019
Marketing-related intangible assets – amortizable	$18.6	$(15.2)	$—	$3.4
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	89.2	(15.2)	(26.0)	48.0
Customer-related intangible assets – amortizable	128.3	(47.5)	(2.5)	78.3
Other acquired intangible assets – amortizable	26.0	(15.5)	—	10.5
Other acquired intangible assets – nonamortizable	7.2	—	(1.2)	6.0
Total	33.2	(15.5)	(1.2)	16.5
Total other intangible assets	$250.7	$(78.2)	$(29.7)	$142.8
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
September 28, 2019
Marketing-related intangible assets – amortizable	$19.7	$(16.3)	$—	$3.4
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	90.3	(16.3)	(26.0)	48.0
Customer-related intangible assets – amortizable	138.4	(53.3)	(2.5)	82.6
Other acquired intangible assets – amortizable	26.0	(16.4)	—	9.6
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	33.1	(16.4)	(1.2)	15.5
Total other intangible assets	$261.8	$(86.0)	$(29.7)	$146.1

Other acquired intangible assets include contract-based and technology-based intangible assets.
As part of its acquisition of C&S Products in the third quarter of fiscal 2019, the Company acquired approximately $0.9 million of amortizable marketing-related intangible assets and approximately $1.9 million of customer-related intangible assets.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. Factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in the three or six months ended March 28, 2020, and accordingly, no impairment testing was performed on these assets. As a result of one of our retail customers exiting the live fish business, factors indicating the carrying value of certain amortizable intangible assets may not be recoverable were present during the quarter ended March 30, 2019. The Company performed impairment testing on these assets, found the carrying value was not recoverable and accordingly, recorded an impairment charge in its Pet segment of approximately $2.5 million as part of selling, general and administrative expenses in the condensed consolidated statements of operations.
The Company amortizes its acquired intangible assets with definite lives over periods ranging from 3 years to 25 years; over weighted average remaining lives of 4 years for marketing-related intangibles, 9 years for customer-related intangibles and 10 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $3.5 million and $3.4 million for the three months ended March 28, 2020 and March 30, 2019, respectively, and $7.3 million and $6.9 million for the six months ended March 28, 2020 and March 30, 2019, respectively, and is classified within selling, general and administrative expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $12 million per year from fiscal 2020 through fiscal 2024 and thereafter.
.
7. Leases

The Company has operating and finance leases for manufacturing and distribution facilities, vehicles, equipment and office space. The Company's leases have remaining lease terms of one to 10 years, inclusive of renewal or termination options that the Company is reasonably certain to exercise. The Company does not include significant restrictions or covenants in its lease agreements, and residual value guarantees are not included within its operating leases. Some of the Company's leasing arrangements require variable payments that are dependent on usage or output or may vary for other reasons, such as product costs, insurance and tax payments. These variable payments are not included in the Company's recorded lease assets and liabilities and are expensed as incurred. Certain leases are tied to a variable index or rate and are included in lease assets and liabilities based on the indices or rates as of lease commencement. See Note 1. Basis of Presentation, Leases, for more information about the Company's lease accounting policies.

Supplemental balance sheet information related to the Company's leases was as follows:

	Balance Sheet Classification	As of March 28, 2020 (in millions)
Operating leases
Right-of-use assets	Operating lease right-of-use assets	$99.1
Current lease liabilities	Current operating lease liabilities	$32.4
Non-current lease liabilities	Long-term operating lease liabilities	70.8
Total operating lease liabilities		$103.2

Finance leases
Right-of-use assets	Property, plant and equipment, net	$0.4
Current lease liabilities	Current portion of long-term debt	$0.1
Non-current lease liabilities	Long-term debt	0.1
Total finance lease liabilities		$0.2

Components of lease cost were as follows:

	Three months ended March 28, 2020 (in millions)	Six months ended March 28, 2020 (in millions)
Operating lease cost	$9.7	$19.3
Finance lease cost:
Amortization of right-of-use assets	$—	$—
Interest on lease liabilities	—	—
Total finance lease cost	$—	$—

Short-term lease cost	$1.0	$1.7
Variable lease cost	$2.6	$3.5

Total lease cost	$13.3	$24.5

Supplemental cash flow information and non-cash activity related to the Company's leases was as follows:

Six months ended March 28, 2020 (in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17.8
Operating cash flows from finance leases	$—
Financing cash flows from finance leases	$—

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5.0
Finance leases	$—

Weighted-average remaining lease term and discount rate for the Company's leases were as follows:

As of March 28, 2020
Weighted-average remaining lease term (in years):
Operating leases	4.8
Finance leases	2.4

Weighted-average discount rate:
Operating leases	3.83%
Finance leases	4.85%

Future non-cancelable lease payments under prior lease accounting rules (ASC 840) and under the new lease accounting rules (ASC 842) that went into effect September 29, 2019 were as follows (in millions):

	As of March 28, 2020		As of September 28, 2019
	ASC 842		ASC 840
	Operating Leases	Finance Leases	Operating Leases
Fiscal Year
2020 (excluding the six months ended March 28, 2020)	$19.2	$—
2020			$38.0
2021	30.4	0.1	29.3
2022	22.9	0.1	21.8
2023	12.5	—	11.3
2024	8.8	—	7.9
Thereafter	21.2	—	20.7
Total future undiscounted lease payments	$115.0	$0.2	$129.0
Less imputed interest	(11.8)	—
Total reported lease liability	$103.2	$0.2
8. Long-Term Debt
Long-term debt consists of the following:

	March 28, 2020	March 30, 2019	September 28, 2019
	(in thousands)
Senior notes, interest at 6.125%, payable semi-annually, principal due November 2023	$400,000	$400,000	$400,000
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	300,000	300,000	300,000
Unamortized debt issuance costs	(6,524)	(7,791)	(7,158)
Net carrying value	693,476	692,209	692,842
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity September 2024.	—	—	—
Other notes payable	249	5,556	308
Total	693,725	697,765	693,150
Less current portion	(103)	(5,119)	(113)
Long-term portion	$693,622	$692,646	$693,037
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of March 28, 2020.
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
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of March 28, 2020.
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

The Amended Credit Facility is subject to a borrowing base, reduced capacity due to reserves and certain other restrictions. The borrowing base is calculated using a formula initially based upon eligible receivables and inventory minus certain reserves, and was $400.0 million as of March 28, 2020. The Amended Credit Facility also allows the Company to add real property to the borrowing base so long as the real property is subject to a first priority lien in favor of the Administrative Agent for the benefit of the Lenders. The Company did not draw down any commitments under the Amended Credit Facility upon closing. Proceeds of the Amended Credit Facility will be used for general corporate purposes. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and an increased $40 million sublimit for short-notice borrowings. As of March 28, 2020, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $3.2 million outstanding as of March 28, 2020. Subsequent to quarter end, the Company borrowed $200 million under its revolving credit facility to increase financial flexibility while it navigates an uncertain COVID-19 economic environment.

Borrowings under the Amended Credit Facility will bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s consolidated senior leverage ratio and (d) 0.00%. Such applicable margin for LIBOR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of March 28, 2020, and such applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0% as of March 28, 2020. An unused line fee shall be payable monthly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit shall be payable monthly and a facing fee of 0.125% shall be paid on demand for the stated amount of each letter of credit. The Company is also required to pay certain fees to the administrative agent under the Amended Credit Facility. As of March 28, 2020, the applicable interest rate related to Base Rate borrowings was 3.3%, and the applicable interest rate related to LIBOR-based borrowings was 2.0%.

The Company incurred approximately $1.6 million of debt issuance costs in conjunction with this transaction, which included underwriter fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility.

The Amended Credit Facility continues to contain customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity. The Company was in compliance with all financial covenants under the Amended Credit Facility during the period ended March 28, 2020.

9. Supplemental Equity Information
The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest through the six months ended March 28, 2020 and March 30, 2019.

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
Balance September 28, 2019	$115	$430	$16	$575,380	$421,742	$(1,676)	$996,007	$170	$996,177
Comprehensive income	—	—	—	—	(4,417)	436	(3,981)	(122)	(4,103)
Amortization of share-based awards	—	—	—	2,804	—	—	2,804	—	2,804
Restricted share activity, including net share settlement	—	—	—	(318)	—	—	(318)	—	(318)
Repurchase of stock	—	(8)	—	(8,488)	(13,632)	—	(22,128)	—	(22,128)
Issuance of common stock, including net share settlement of stock options	—	1	—	739	—	—	740	—	740
Balance December 28, 2019	$115	$423	$16	$570,117	$403,693	$(1,240)	$973,124	$48	$973,172
Comprehensive income	—	—	—	—	42,704	(405)	42,299	438	42,737
Amortization of share-based awards	—	—	—	2,923	—	—	2,923	—	2,923
Restricted share activity, including net share settlement	—	3	—	(807)	—	—	(804)	—	(804)
Repurchase of stock	(2)	(8)	—	(10,121)	(14,911)	—	(25,042)	—	(25,042)
Issuance of common stock, including net share settlement of stock options	—	—	—	513	—	—	513	—	513
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(57)	(57)
Balance March 28, 2020	$113	$418	$16	$562,625	$431,486	$(1,645)	$993,013	$429	$993,442

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
Balance September 29, 2018	$121	$439	$16	$590,168	$362,923	$(1,218)	$952,449	$385	$952,834
Comprehensive income	—	—	—	—	1,803	(274)	1,529	(164)	1,365
Amortization of share-based awards	—	—	—	2,261	—	—	2,261	—	2,261
Restricted share activity, including net share settlement	—	1	—	(386)	—	—	(385)	—	(385)
Issuance of common stock, including net share settlement of stock options	—	1	—	408	—	—	409	—	409
Balance December 29, 2018	$121	$441	$16	$592,451	$364,726	$(1,492)	$956,263	$221	$956,484
Comprehensive income	—	—	—	—	42,391	212	42,603	331	42,934
Amortization of share-based awards	—	—	—	2,473	—	—	2,473	—	2,473
Restricted share activity, including net share settlement	—	2	—	(1,773)	—	—	(1,771)	—	(1,771)
Issuance of common stock, including net share settlement of stock options	—	1	—	(820)	—	—	(819)	—	(819)
Other	—	—	—	—	—	—	—	1	1
Balance March 30, 2019	$121	$444	$16	$592,331	$407,117	$(1,280)	$998,749	$553	$999,302

10. Stock-Based Compensation
The Company recognized share-based compensation expense of $8.4 million and $5.9 million for the six months ended March 28, 2020 and March 30, 2019, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the six months ended March 28, 2020 and March 30, 2019 was $2.0 million and $1.4 million, respectively.

11. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations (in thousands except share and per share amounts).

	Three Months Ended			Six Months Ended
	March 28, 2020			March 28, 2020
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Net income available to common shareholders	$42,704	54,281	$0.79	$38,287	54,517	$0.70
Effect of dilutive securities (1):
Options to purchase common stock	—	343	(0.01)	—	368	(0.01)
Restricted shares	—	328	—	—	335	—
Diluted EPS:
Net income available to common shareholders	$42,704	54,952	$0.78	$38,287	55,220	$0.69
(1) The potential effects of stock awards were excluded from the diluted earnings per share calculation for the three months ended December 28, 2019, because their inclusion in a net loss period would be anti-dilutive to the earnings per share calculation.

	Three Months Ended			Six Months Ended
	March 30, 2019			March 30, 2019
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Net income available to common shareholders	$42,391	57,050	$0.74	$44,194	56,976	$0.78
Effect of dilutive securities:
Options to purchase common stock	—	609	(0.01)	—	639	(0.01)
Restricted shares	—	367	—	—	398	(0.01)
Diluted EPS:
Net income available to common shareholders	$42,391	58,026	$0.73	$44,194	58,013	$0.76

Options to purchase 3.4 million shares of common stock at prices ranging from $10.63 to $38.10 per share were outstanding at March 28, 2020, and options to purchase 2.8 million shares of common stock at prices ranging from $8.56 to $38.10 per share were outstanding at March 30, 2019.

For the three months ended March 28, 2020 and March 30, 2019, 1.5 million and 1.8 million options outstanding were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be antidilutive.

For the six months ended March 28, 2020 and March 30, 2019, 1.2 million and 1.8 million options outstanding were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be antidilutive.

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

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net sales:
Pet segment	$360,792	$338,183	$714,813	$678,599
Garden segment	342,437	335,518	471,244	457,092
Total net sales	$703,229	$673,701	$1,186,057	$1,135,691
Operating Income (loss)
Pet segment	33,617	26,984	63,839	56,739
Garden segment	53,020	53,355	44,652	48,718
Corporate	(20,532)	(18,186)	(40,321)	(33,123)
Total operating income	66,105	62,153	68,170	72,334
Interest expense - net	(9,336)	(8,385)	(17,973)	(16,462)
Other income (expense)	(979)	500	(674)	308
Income tax expense	12,648	11,546	10,920	11,819
Income including noncontrolling interest	43,142	42,722	38,603	44,361
Net income attributable to noncontrolling interest	438	331	316	167
Net income attributable to Central Garden & Pet Company	$42,704	$42,391	$38,287	$44,194
Depreciation and amortization:
Pet segment	$8,441	$8,039	$16,931	$16,095
Garden segment	3,324	2,312	6,619	5,138
Corporate	1,411	1,526	2,766	2,996
Total depreciation and amortization	$13,176	$11,877	$26,316	$24,229

	March 28, 2020	March 30, 2019	September 28, 2019
Assets:
Pet segment	$796,080	$700,638	$734,380
Garden segment	712,061	687,951	463,889
Corporate	659,266	657,551	826,751
Total assets	$2,167,407	$2,046,140	$2,025,020
Goodwill (included in corporate assets above):
Pet segment	$272,066	$268,289	$268,289
Garden segment	17,788	12,888	17,788
Total goodwill	$289,854	$281,177	$286,077

The tables below presents the Company's disaggregated revenues by segment (in millions):

	Three Months Ended March 28, 2020			Six Months Ended March 28, 2020
	Pet Segment	Garden Segment	Total	Pet Segment	Garden Segment	Total

Other pet products	$164.2	$—	$164.2	$302.0	$—	$302.0
Dog and cat products	111.4	—	111.4	241.8	—	241.8
Other manufacturers' products	85.2	65.1	150.3	171.0	95.0	266.0
Garden controls and fertilizer products	—	110.8	110.8	—	133.9	133.9
Other garden supplies	—	166.5	166.5	—	242.3	242.3
Total	$360.8	$342.4	$703.2	$714.8	$471.2	$1,186.1

	Three Months Ended March 30, 2019			Six Months Ended March 30, 2019
	Pet Segment	Garden Segment	Total	Pet Segment	Garden Segment	Total

Other pet products	$154.8	$—	$154.8	$285.6	$—	$285.6
Dog and cat products	105.2	—	105.2	236.3	—	236.3
Other manufacturers' products	78.2	52.3	130.5	156.7	81.4	238.1
Garden controls and fertilizer products	—	113.8	113.8	—	138.1	138.1
Other garden supplies	—	169.4	169.4	—	237.6	237.6
Total	$338.2	$335.5	$673.7	$678.6	$457.1	$1,135.7

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

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Three Months Ended March 28, 2020
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$218,951	$35,651	$473,627	$(25,000)	$703,229
Cost of goods sold and occupancy	167,640	33,240	318,451	(23,219)	496,112
Gross profit	51,311	2,411	155,176	(1,781)	207,117
Selling, general and administrative expenses	47,616	8,988	86,189	(1,781)	141,012
Operating income (loss)	3,695	(6,577)	68,987	—	66,105
Interest expense	(10,666)	(84)	(3)	—	(10,753)
Interest income	1,409	8	—	—	1,417
Other income (expense)	(361)	(668)	50	—	(979)
Income (loss) before taxes and equity in earnings (losses) of affiliates	(5,923)	(7,321)	69,034	—	55,790
Income tax expense (benefit)	(433)	185	12,896	—	12,648
Equity in earnings (loss) of affiliates	48,194	—	69	(48,263)	—
Net income (loss) including noncontrolling interest	42,704	(7,506)	56,207	(48,263)	43,142
Net loss attributable to noncontrolling interest	—	438	—	—	438
Net income (loss) attributable to Central Garden & Pet Company	$42,704	$(7,944)	$56,207	$(48,263)	$42,704

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Three Months Ended March 30, 2019
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$214,042	$35,191	$449,810	$(25,342)	$673,701
Cost of goods sold and occupancy	163,133	30,343	297,864	(23,690)	467,650
Gross profit	50,909	4,848	151,946	(1,652)	206,051
Selling, general and administrative expenses	47,135	10,485	87,930	(1,652)	143,898
Operating income (loss)	3,774	(5,637)	64,016	—	62,153
Interest expense	(10,482)	(141)	(17)	—	(10,640)
Interest income	2,250	5	—	—	2,255
Other income (expense)	305	243	(48)	—	500
Income (loss) before taxes and equity in earnings (losses) of affiliates	(4,153)	(5,530)	63,951	—	54,268
Income tax expense (benefit)	(1,748)	(55)	13,349		11,546
Equity in earnings of affiliates	44,796	—	(101)	(44,695)	—
Net income (loss) including noncontrolling interest	42,391	(5,475)	50,501	(44,695)	42,722
Net income attributable to noncontrolling interest	—	331	—	—	331
Net income (loss) attributable to Central Garden & Pet Company	$42,391	$(5,806)	$50,501	$(44,695)	$42,391

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Six Months Ended March 28, 2020
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$389,279	$59,488	$774,668	$(37,378)	$1,186,057
Cost of goods sold and occupancy	299,913	56,952	525,435	(34,626)	847,674
Gross profit	89,366	2,536	249,233	(2,752)	338,383
Selling, general and administrative expenses	90,853	16,807	165,305	(2,752)	270,213
Operating income (loss)	(1,487)	(14,271)	83,928	—	68,170
Interest expense	(21,244)	(144)	(6)	—	(21,394)
Interest income	3,406	15	—	—	3,421
Other income (expense)	(436)	69	(307)	—	(674)
Income (loss) before taxes and equity in earnings (losses) of affiliates	(19,761)	(14,331)	83,615	—	49,523
Income tax expense (benefit)	(4,331)	(180)	15,431	—	10,920
Equity in earnings of affiliates	53,717	—	(611)	(53,106)	—
Net income (loss) including noncontrolling interest	38,287	(14,151)	67,573	(53,106)	38,603
Net income attributable to noncontrolling interest	—	316	—	—	316
Net income (loss) attributable to Central Garden & Pet Company	$38,287	$(14,467)	$67,573	$(53,106)	$38,287

	CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
	Six Months Ended March 30, 2019
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$387,448	$58,820	$729,644	$(40,221)	$1,135,691
Cost of goods sold and occupancy	299,146	52,346	485,547	(37,581)	799,458
Gross profit	88,302	6,474	244,097	(2,640)	336,233
Selling, general and administrative expenses	90,800	17,836	157,903	(2,640)	263,899
Operating income (loss)	(2,498)	(11,362)	86,194	—	72,334
Interest expense	(20,979)	(255)	(20)	—	(21,254)
Interest income	4,783	9	—	—	4,792
Other income (expense)	342	27	(61)	—	308
Income (loss) before taxes and equity in earnings (losses) of affiliates	(18,352)	(11,581)	86,113	—	56,180
Income tax expense (benefit)	(3,836)	(311)	15,966	—	11,819
Equity in earnings (losses) of affiliates	58,710	—	(1,213)	(57,497)	—
Net income (loss) including noncontrolling interest	44,194	(11,270)	68,934	(57,497)	44,361
Net income attributable to noncontrolling interest	—	167	—	—	167
Net income (loss) attributable to Central Garden & Pet Company	$44,194	$(11,437)	$68,934	$(57,497)	$44,194

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended March 28, 2020
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$42,704	$(7,506)	$56,207	$(48,263)	$43,142
Other comprehensive loss:
Foreign currency translation	(405)	(227)	(83)	310	(405)
Total comprehensive income (loss)	42,299	(7,733)	56,124	(47,953)	42,737
Comprehensive income attributable to noncontrolling interests	—	438	—	—	438
Comprehensive income (loss) attributable to Central Garden & Pet Company	$42,299	$(8,171)	$56,124	$(47,953)	$42,299

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended March 30, 2019
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$42,391	$(5,475)	$50,501	$(44,695)	$42,722
Other comprehensive income:
Foreign currency translation	212	127	35	(162)	212
Total comprehensive income (loss)	42,603	(5,348)	50,536	(44,857)	42,934
Comprehensive income attributable to noncontrolling interests	—	331	—	—	331
Comprehensive income (loss) attributable to Central Garden & Pet Company	$42,603	$(5,679)	$50,536	$(44,857)	$42,603

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Six Months Ended March 28, 2020
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$38,287	$(14,151)	$67,573	$(53,106)	$38,603
Other comprehensive income (loss):
Foreign currency translation	32	70	(62)	(8)	32
Total comprehensive income (loss)	38,319	(14,081)	67,511	(53,114)	38,635
Comprehensive income attributable to noncontrolling interests	—	316	—	—	316
Comprehensive income (loss) attributable to Central Garden & Pet Company	$38,319	$(14,397)	$67,511	$(53,114)	$38,319

	CONSOLIDATING CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Six Months Ended March 30, 2019
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$44,194	$(11,270)	$68,934	$(57,497)	$44,361
Other comprehensive loss:
Foreign currency translation	(62)	(2)	(60)	62	(62)
Total comprehensive income	44,132	(11,272)	68,874	(57,435)	44,299
Comprehensive income (loss) attributable to noncontrolling interests	—	167	—	—	167
Comprehensive income (loss) attributable to Central Garden & Pet Company	$44,132	$(11,439)	$68,874	$(57,435)	$44,132

	CONSOLIDATING CONDENSED BALANCE SHEET
	March 28, 2020
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$319,187	$11,165	$1,203	$—	$331,555
Restricted cash	13,021	—	—	—	13,021
Accounts receivable, net	137,422	18,661	304,902	—	460,985
Inventories, net	125,002	46,241	345,964	—	517,207
Prepaid expenses and other	7,626	1,839	26,695	—	36,160
Total current assets	602,258	77,906	678,764	—	1,358,928
Property, plant and equipment, net	27,561	34,962	179,355	—	241,878
Goodwill	20,577	7,414	261,863	—	289,854
Operating lease right-of-use assets	48,013	5,916	45,169	—	99,098
Other long-term assets	48,172	4,791	133,690	(9,004)	177,649
Intercompany receivable	62,722	—	815,955	(878,677)	—
Investment in subsidiaries	1,838,475	—	—	(1,838,475)	—
Total	$2,647,778	$130,989	$2,114,796	$(2,726,156)	$2,167,407
LIABILITIES AND EQUITY
Accounts payable	$53,323	$22,800	$110,748	$—	$186,871
Accrued expenses	59,861	5,216	72,646	—	137,723
Current operating lease liability	19,306	3,206	9,891	—	32,403
Current portion of long-term debt	103	—	—	—	103
Total current liabilities	132,593	31,222	193,285	—	357,100
Long-term debt	693,622	—	—	—	693,622
Operating lease long term liabilities	30,721	2,670	37,369	—	70,760
Intercompany payable	797,082	81,595	—	(878,677)	—
Losses in excess of investment in subsidiaries	—	—	26,408	(26,408)	—
Other long-term obligations	747	—	60,740	(9,004)	52,483
Total Central Garden & Pet shareholders’ equity (deficit)	993,013	15,073	1,796,994	(1,812,067)	993,013
Noncontrolling interest	—	429	—	—	429
Total equity	993,013	15,502	1,796,994	(1,812,067)	993,442
Total	$2,647,778	$130,989	$2,114,796	$(2,726,156)	$2,167,407

	CONSOLIDATING CONDENSED BALANCE SHEET
	March 30, 2019
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$322,149	$6,354	$1,221	$—	$329,724
Restricted cash	10,888	—	5,227	—	16,115
Accounts receivable, net	134,251	22,844	299,034	—	456,129
Inventories, net	138,778	46,035	332,345	—	517,158
Prepaid expenses and other	8,355	1,386	23,420	—	33,161
Total current assets	614,421	76,619	661,247	—	1,352,287
Property, plant and equipment, net	29,701	36,180	151,657	—	217,538
Goodwill	20,578	7,414	253,185	—	281,177
Other long-term assets	47,512	6,273	147,035	(5,682)	195,138
Intercompany receivable	59,152	—	680,937	(740,089)	—
Investment in subsidiaries	1,688,163	—	—	(1,688,163)	—
Total	$2,459,527	$126,486	$1,894,061	$(2,433,934)	$2,046,140
LIABILITIES AND EQUITY
Accounts payable	$41,488	$21,833	$94,275	$—	$157,596
Accrued expenses	55,181	6,200	75,032	—	136,413
Current portion of long-term debt	119	—	5,000	—	5,119
Total current liabilities	96,788	28,033	174,307	—	299,128
Long-term debt	692,459	—	187	—	692,646
Intercompany payable	662,927	77,163	—	(740,090)	—
Losses in excess of investment in subsidiaries	—	—	26,248	(26,248)	—
Other long-term obligations	8,604	—	52,142	(5,682)	55,064
Total Central Garden & Pet shareholders’ equity (deficit)	998,749	20,737	1,641,177	(1,661,914)	998,749
Noncontrolling interest	—	553	—	—	553
Total equity	998,749	21,290	1,641,177	(1,661,914)	999,302
Total	$2,459,527	$126,486	$1,894,061	$(2,433,934)	$2,046,140

	CONSOLIDATING CONDENSED BALANCE SHEET
	September 28, 2019
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Cash and cash equivalents	$489,590	$7,308	$851	$—	$497,749
Restricted cash	12,952	—	—	—	12,952
Accounts receivable, net	99,372	11,551	189,212	—	300,135
Inventories, net	121,344	30,826	314,027	—	466,197
Prepaid expenses and other assets	9,339	1,241	19,580	—	30,160
Total current assets	732,597	50,926	523,670	—	1,307,193
Property, plant and equipment, net	27,395	35,854	182,156	—	245,405
Goodwill	20,578	7,414	258,085	—	286,077
Other long-term assets	55,690	5,487	139,138	(13,970)	186,345
Intercompany receivable	37,544	—	879,231	(916,775)	—
Investment in subsidiaries	1,784,750	—	—	(1,784,750)	—
Total	$2,658,554	$99,681	$1,982,280	$(2,715,495)	$2,025,020
LIABILITIES AND EQUITY
Accounts payable	$47,506	$6,895	$94,845	$—	$149,246
Accrued expenses and other liabilities	54,623	4,814	69,729	—	129,166
Current portion of long term debt	113	—	—	—	113
Total current liabilities	102,242	11,709	164,574	—	278,525
Long-term debt	693,037	—	—	—	693,037
Intercompany payable	858,673	58,102	—	(916,775)	—
Losses in excess of investment in subsidiaries	—	—	25,567	(25,567)	—
Other long-term obligations	8,595	—	62,656	(13,970)	57,281
Total Central Garden & Pet shareholders’ equity (deficit)	996,007	29,700	1,729,483	(1,759,183)	996,007
Noncontrolling interest	—	170	—	—	170
Total equity	996,007	29,870	1,729,483	(1,759,183)	996,177
Total	$2,658,554	$99,681	$1,982,280	$(2,715,495)	$2,025,020

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Six Months Ended March 28, 2020
	(in thousands)
	Parent	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used by operating activities	$(25,504)	$(19,073)	$(47,851)	$(230)	$(92,658)
Additions to property, plant and equipment	(4,236)	(291)	(14,960)	—	(19,487)
Investments	(4,439)	—	—	—	(4,439)
Other investing activities	(437)	—	—	—	(437)
Intercompany investing activities	(25,179)	—	63,276	(38,097)	—
Net cash (used) provided by investing activities	(34,291)	(291)	48,316	(38,097)	(24,363)
Repayments of long-term debt	(59)	—	—	—	(59)
Payment of financing costs	(959)				(959)
Repurchase of common stock	(48,026)	—	—	—	(48,026)
Distribution to parent	—	(230)	—	230	—
Distribution to noncontrolling interest	—	(57)	—	—	(57)
Payment of contingent consideration liability	—	—	(90)	—	(90)
Intercompany financing activities	(61,589)	23,492	—	38,097	—
Net cash (used) provided by financing activities	(110,633)	23,205	(90)	38,327	(49,191)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	94	16	(23)	—	87
Net increase (decrease) in cash, cash equivalents and restricted cash	(170,334)	3,857	352	—	(166,125)
Cash, cash equivalents and restricted cash at beginning of period	502,542	7,308	851	—	510,701
Cash, cash equivalents and restricted cash at end of period	$332,208	$11,165	$1,203	$—	$344,576

	CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
	Six Months Ended March 30, 2019
	(in thousands)
	Parent	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$(23,565)	$(17,128)	$(38,626)	$—	$(79,319)
Additions to property, plant and equipment	(1,716)	(3,350)	(9,236)	—	(14,302)
Payments to acquire companies, net of cash acquired	(11,137)	—	—	—	(11,137)
Investments	(1,749)	—	—	—	(1,749)
Other investing activities	(368)	—	—	—	(368)
Intercompany investing activities	(18,788)	—	88,949	(70,161)	—
Net cash used by investing activities	(33,758)	(3,350)	79,713	(70,161)	(27,556)
Repayments of long-term debt	(3)	—	(36,463)	—	(36,466)
Repurchase of common stock	(3,739)	—	—	—	(3,739)
Payment of contingent consideration	—	—	(66)	—	(66)
Intercompany financing activities	(91,005)	20,844	—	70,161	—
Net cash provided (used) by financing activities	(94,747)	20,844	(36,529)	70,161	(40,271)
Effect of exchange rates on cash, cash equivalents and restricted cash	(2)	(17)	(1)	—	(20)
Net increase (decrease) in cash, cash equivalents and restricted cash	(152,072)	349	4,557	—	(147,166)
Cash, cash equivalents and restricted cash at beginning of period	485,109	6,005	1,891	—	493,005
Cash, cash equivalents and restricted cash at end of period	$333,037	$6,354	$6,448	$—	$345,839

14. Contingencies

The Company may from time to time become involved in legal proceedings in the ordinary course of business. Currently, the Company is not a party to any legal proceedings that management believes are likely to have a material effect on the Company’s financial position or results of operations with the potential exception of the proceeding below.
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

As of March 28, 2020, the Company had incurred losses of approximately $25 million and received approximately $19 million in insurance proceeds. As such, the Company had approximately $6 million of cost in excess of insurance proceeds recorded on its balance sheet as of March 28, 2020. The Company believes its insurance coverage is sufficient to cover the asset losses as well as the business interruption loss associated with this event.
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

15. Subsequent Events

In April 2020, the Company’s DMC business unit in its Pet Segment experienced a fire in one of its leased properties located in Athens, Texas. As a result, the Company sustained inventory and property-related losses estimated to be approximately $10 million. This event has temporarily had a limited impact on the Company’s ability to fulfill orders to certain of its customers.
Over the last few months, the Company has seen the effects a novel strain of coronavirus (“COVID-19”) is having globally on human health, the economy and society at large. The impact of COVID-19 and measures to prevent its spread are affecting the Company’s business in a number of ways. Central is considered an essential business in most jurisdictions and almost all of its employees continue to work to meet essential needs. The Company has been actively addressing the COVID-19 situation and its impact on its employees and business.
Subsequent to quarter end, the Company borrowed $200 million under its revolving credit facility to increase financial flexibility while it navigates an uncertain COVID-19 economic environment.

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

Recent Developments
Fiscal 2020 Second Quarter Financial Performance:
•Net sales increased $29.5 million, or 4.4%, from the prior year quarter to $703.2 million due primarily to the inclusion of two acquisitions that were not part of the second quarter fiscal 2019 results. Pet segment sales increased $22.6 million, and Garden segment sales increased $6.9 million.
•Organic net sales increased 0.5%. Our Pet segment organic net sales increased 3.8% and our Garden segment's declined 2.8%.
•Gross profit increased $1.1 million, and gross margin declined 110 basis points to 29.5%.
•Selling, general & administrative expense declined $2.9 million to $141.0 million and decreased as a percentage of net sales 130 basis points to 20.1%.
•Operating income increased $3.9 million from the prior year quarter, to $66.1 million in the second quarter of fiscal 2020.
•Net income in the second quarter of fiscal 2020 was $42.7 million, or $0.78 per diluted share, compared to net income of $42.4 million, or $0.73 per diluted share, in the second quarter of fiscal 2019.
DMC Business Unit
In November 2019, our DMC business unit in our Pet Segment experienced a fire in one of its leased properties located in Athens, Texas, which resulted in inventory, property-related and business interruption losses in the estimated range of $35 - $40 million. We had approximately $6 million of cost in excess of insurance proceeds recorded on our balance sheet at quarter end. We currently believe our insurance coverage is sufficient to cover the asset losses as well as the business interruption loss associated with this event.
In April 2020, our DMC business unit in our Pet segment experienced a second fire in one of its leased properties located in Athens, Texas. As a result, we sustained inventory and property-related losses estimated to be approximately $10 million. This event has temporarily had a limited impact on our ability to fulfill orders to certain of our customers. We currently believe our insurance coverage is sufficient to cover the asset losses as well as the business interruption loss associated with this event.
COVID-19 Impact
Over the last few months, we have seen the effects a novel strain of coronavirus (“COVID-19”) is having globally on human health, the economy and society at large. The impact of COVID-19 and measures to prevent its spread are affecting our business in a number of ways. Central is considered an essential business in most jurisdictions and almost all of our employees continue to work to meet essential needs. We have been actively addressing the COVID-19 situation and its impact on our employees and business.
From the beginning, our priority has been the safety of our employees, customers and consumers. We are proud of all that our employees have done to prioritize the health and safety of fellow team members while collaborating across the business to ensure we operate as safely and seamlessly as possible in order to provide a steady supply of product to our customers. To that end, we mobilized a cross-functional task force focused on understanding and communicating the critical issues related to the COVID-19 pandemic to mitigate the potential impacts to our people and business.
Our teams have worked hard to do the following:
•Ensure constant communication and regularly share pertinent information around health, safety and benefits;
•Take extra precautions in our manufacturing facilities, distribution centers and offices with guidance from health authorities including social distancing, staggering shifts, procuring necessary personal protection equipment, partitions, sanitation supplies and investing in regular deep cleanings of our facilities;
•Implemented travel restrictions and work-from-home policies for employees who have the ability to work from home in accordance with shelter-in-place orders; and
•Adhere to all local, state and federal requirements.
Central is seeing varying impacts to our Garden and Pet businesses due to COVID-19. In March, we experienced increased demand in pet consumables due to consumers stocking up on products as the COVID-19 shelter-in-place mandates were implemented. We also saw reduced consumption on other items, such as live fish and live plants, due to in-store curtailments of foot traffic and limited access to outdoor garden departments. The garden business is seasonal and the timing of the COVID-19 outbreak is occurring during the garden season. Additionally, we saw a pronounced shift to the e-commerce channel and a slow-down in brick and mortar retailers.
Our facilities have largely been exempt or partially exempt from government closure orders. We have experienced temporary closures of certain facilities, though there has not been a material impact from a plant closure to date. At some of our facilities, we have experienced reduced productivity and increased employee absences, which we expect to continue during the current pandemic. The pandemic and near-term increase in demand has created operational challenges for our distribution network, though none have had a material impact on our results to date. In our supply chain, it is possible we will experience increased operational and logistics costs, though these did not have a material impact on our second fiscal quarter results. We may experience additional disruptions in our supply chain as the pandemic continues, though we cannot reasonably estimate the potential impact or timing of those events, and we may not be able to mitigate such impact.
We believe we are financially strong and expect to be able to maintain adequate liquidity as we manage through the current economic and health environment. As of March 28, 2020, we had approximately $330 million in cash. We also have a revolving credit facility that provides up to a $400 million principal amount with an additional $200 million available with the consent of the lenders. As of March 28, 2020, there were no borrowings outstanding under the Credit Facility. Subsequent to quarter end, we borrowed $200 million under our revolving credit facility to increase financial flexibility while we navigate an uncertain COVID-19 economic environment.
We anticipate many small customers may permanently close, and we may experience collection delinquencies as customers seek to preserve liquidity. Additionally, we have small company equity method investees, intangible assets and other long-lived assets whose value is dependent on cashflows. These investments and other assets could be impacted by the COVID-19 pandemic and, therefore, may be more susceptible to impairment. Management's assessment of possible asset impairment involves numerous assumptions that involve significant judgment. As a result of the uncertainties associated with the COVID-19 pandemic, the shelter-in-place orders and the post-COVID-19 economic recovery, these factors will be even more difficult to estimate. Although no impairment charges were indicated or recorded in our second fiscal quarter, we may be required to write-off certain assets that could be material in future periods.
As a result of the COVID-19 pandemic and its current impact on society and the global economic environment, our work on developing our Vision 2025 strategy has been slowed, and we now expect to communicate that strategy in late 2020.
While the unfavorable impact of COVID-19 began to adversely affect the performance in certain portions of our portfolio in March, we expect that most of the impact on our financial results will be in our third and fourth fiscal quarters. As a result of the COVID-19 customer and consumer impact, a few of our businesses experienced demand head winds in March which continued into April, and it is difficult to predict when more normal order patterns may return. These businesses include our live animal, live plant, pet bedding and aquatics businesses and our UK operations. In the current uncertain environment, our employees, customers and consumers will be our priority as we manage our business to deliver long-term growth.

Results of Operations
Three Months Ended March 28, 2020
Compared with Three Months Ended March 30, 2019

Net Sales
Net sales for the three months ended March 28, 2020 increased $29.5 million, or 4.4%, to $703.2 million from $673.7 million for the three months ended March 30, 2019. Organic net sales, which excludes the impact of acquisitions and divestitures in the last 12 months, increased $3.4 million, or 0.5%, as compared to the fiscal 2019 quarter. Our branded product sales increased $9.7 million, and sales of other manufacturers’ products increased $19.8 million.
Pet net sales increased $22.6 million, or 6.7%, to $360.8 million for the three months ended March 28, 2020 from $338.2 million for the three months ended March 30, 2019. The increase in net sales was due to a $12.7 million, or 3.8%, increase in organic net sales and $9.9 million of sales from C&S Products, which we acquired in May 2019. The increase in organic net sales was due primarily to a volume-based sales increase in our dog and cat business and in third-party sales. Both businesses were aided by COVID-19 related consumable pantry loading, and, for our dog and cat business, the increased sales occurred despite headwinds from a fire in one of our pet bedding facilities in the first quarter of fiscal 2020. These increases were partially offset by lower sales in our live fish business due to a major retailer's decision in 2019 to exit the live fish business, and the COVID-19 negative impact on the access to live fish at retailers. Pet branded product sales increased $15.6 million, and sales of other manufacturers' products increased $7.0 million.

Garden net sales increased $6.9 million, or 2.1%, to $342.4 million for the three months ended March 28, 2020 from $335.5 million for the three months ended March 30, 2019. The increase in net sales was due primarily to sales from Arden, which became 100% owned due to our acquisition of the remaining equity interest in February 2019, partially offset by lower organic sales, which decreased $9.3 million, or 2.8%. The decrease in Garden organic sales was due to lower grass seed sales, impacted by the loss of customer promotion support due to COVID-19, lost distribution and lower in-store traffic due to COVID-19, and our exit of the fashion decor pottery product line in mid-2019. These decreases were partially offset by increased sales of third-party products. Garden branded sales decreased $5.9 million, and sales of other manufacturers' products increased $12.8 million.
Gross Profit
Gross profit for the three months ended March 28, 2020 increased $1.1 million, or 0.5%, to $207.1 million from $206.1 million for the three months ended March 30, 2019. Gross margin declined 110 basis points to 29.5% for the three months ended March 28, 2020 from 30.6% for the three months ended March 30, 2019. The gross profit increase was due to the Pet segment while both segments contributed to the gross margin decline.
In the Pet segment, gross profit increased but gross margin declined. The gross profit increase was due primarily to recently acquired C&S Products. The gross margin decline was due primarily to lower sales in our live fish business, impacted by a major retailer’s decision in 2019 to exit the live fish business and the impact of COVID-19 on deemed non-essential retail products, and the negative impact on product mix of increased sales of third-party products.
In the Garden segment, both gross profit and gross margin declined. Both gross profit and gross margin were negatively impacted by an unfavorable sales mix due primarily to reduced sales and a lower gross margin in our grass seed business and our exit from the fashion décor pottery product line. Additionally, gross margin was negatively impacted by increased third-party sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $2.9 million, or 2.0%, to $141.0 million for the three months ended March 28, 2020 from $143.9 million for the three months ended March 30, 2019. Selling, general and administrative expense decreased in both operating segments partially offset by an increase in corporate expense. As a percentage of net sales, selling, general and administrative expenses decreased to 20.1% for the three months ended March 28, 2020, compared to 21.4% in the comparable prior year quarter.
Selling and delivery expense was relatively flat at $71.8 million for the three months ended March 28, 2020 as compared to the prior year quarter. Increased costs from our two recent acquisitions were offset by cost saving initiatives enacted in response to a retailer’s exit from the live fish business and our exit from the fashion décor pottery product line in 2019.
Warehouse and administrative expense decreased $2.8 million, or 3.9%, to $69.2 million for the three months ended March 28, 2020 from $72.0 million for the three months ended March 30, 2019. In our operating segments, cost reductions in response to a retailer’s exit from the live fish business, our exit from the fashion décor pottery product line in 2019 and an insurance settlement more than offset costs from our two recent acquisitions. Corporate expenses increased $2.3 million due primarily to increased medical insurance and equity compensation costs. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income increased $3.9 million to $66.1 million for the three months ended March 28, 2020 from $62.2 million for the three months ended March 30, 2019. The increase in operating income was attributable to increased sales and lower selling, general and administrative costs partially offset by a lower gross margin. Our operating margin increased from 9.2% in the prior year quarter to 9.4% in the current year quarter due to an increase in sales and a 130 basis point decline in selling, general and administrative expense as a percentage of net sales partially offset by a 110 basis point decline in gross margin.
Pet operating income increased $6.6 million, or 24.6%, to $33.6 million for the three months ended March 28, 2020 from $27.0 million for the three months ended March 30, 2019. Pet operating income increased due to increased sales, due to an acquisition and increased organic sales, increased gross profit and decreased selling, general and administrative costs. Pet operating margin increased 130 basis points due to increased sales and lower selling, general and administrative expense as a percentage of net sales partially offset by a lower gross margin.
Garden operating income decreased $0.4 million, or 0.6%, to $53.0 million for the three months ended March 28, 2020 from $53.4 million for the three months ended March 30, 2019. Garden operating income decreased due to lower gross profit and increased selling, general and administrative expense that more than offset increased sales. Garden operating margin declined 40 basis points due to a lower gross margin partially offset by lower selling, general and administrative expense as a percentage of sales.

Corporate operating expense increased $2.3 million, or 12.9%, to $20.5 million for the three months ended March 28, 2020 from $18.2 million for the three months ended March 30, 2019. Corporate expense increased due to increased medical insurance and non-cash equity compensation expense.
Net Interest Expense
Net interest expense for the three months ended March 28, 2020 increased $0.9 million, or 11.3%, to $9.3 million from $8.4 million for the three months ended March 30, 2019. The increase in net interest expense was due to lower interest income from earnings on cash due to the lower rates available on our cash balance during the quarter.
Debt outstanding on March 28, 2020 was $693.7 million compared to $697.8 million at March 30, 2019.
Other Income (Expense)
Other income (expense) is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other expense was $1.0 million for the quarter ended March 28, 2020 compared to income of $0.5 million for the quarter ended March 30, 2019. The change was due primarily to foreign exchange losses in the quarter and the absence of income from our formerly held equity interest in Arden. The Arden business has been part of our consolidated results since our purchase of the remaining ownership interest in February 2019.
Income Taxes
Our effective income tax rate was 22.7% for the quarter ended March 28, 2020 compared to 21.3% for the quarter ended March 30, 2019. The higher effective income tax rate in the current year quarter was due primarily to a lower stock compensation benefit in the current year quarter compared to the prior year quarter.
Net Income and Earnings Per Share
Our net income in the second quarter of fiscal 2020 was $42.7 million, or $0.78 per diluted share, compared to net income of $42.4 million, or $0.73 per diluted share, in the second quarter of fiscal 2019.

Six Months Ended March 28, 2020
Compared with Six Months Ended March 30, 2019
Net Sales
Net sales for the six months ended March 28, 2020 increased $50.4 million, or 4.4%, to $1,186.1 million from $1,135.7 million for the six months ended March 30, 2019. Organic net sales increased $2.5 million, or 0.2%, as compared to the prior year six month period. Our branded product sales increased $22.5 million, and sales of other manufacturers’ products increased $27.9 million.
Pet net sales increased $36.2 million, or 5.3%, to $714.8 million for the six months ended March 28, 2020 from $678.6 for the six months ended March 30, 2019. The increase in net sales was due to both organic growth and sales from C&S Products, which we acquired in May 2019. Organic net sales increased $17.1 million, or 2.5%, due primarily to increased sales of dog treats, aided by consumable pantry loading associated with COVID-19, and increased third-party sales. These increases were partially offset by lower pet bed sales, negatively impacted by the November 2019 fire in one of our pet bedding facilities, and lower sales of live fish, due to a major retailer's decision in 2019 to exit the live fish business and the negative retail impact of reduced or eliminated foot traffic associated with COVID-19. Pet branded sales increased $21.9 million, and sales of other manufacturer's products increased $14.3 million.
Garden net sales increased $14.2 million, or 3.1%, to $471.3 million for the six months ended March 28, 2020 from $457.1 million for the six months ended March 30, 2019. The increase in net sales was due primarily to sales from Arden, which became 100% owned due to our acquisition of the remaining equity interest in February 2019. Organic sales declined $14.6 million, or 3.2%, due primarily to lower grass seed sales, negatively impacted by competitive pressures and reduced promotions in response to lower in store traffic due to COVID-19, and our exit of the fashion decor pottery product line in mid-2019. These decreases were partially offset by increased sales of third-party products due to new listings and expanded distribution. Garden branded sales increased $0.6 million, and sales of other manufacturers’ products increased $13.6 million.

Gross Profit
Gross profit for the six months ended March 28, 2020 increased $2.2 million, or 0.6%, to $338.4 million from $336.2 million for the six months ended March 30, 2019. Gross margin decreased 110 basis points to 28.5% for the six months ended March 28, 2020 from 29.6% for the six months ended March 30, 2019. The Pet segment was the driver of the gross profit increase, while both operating segments contributed to the decline in gross margin.
In the Pet segment, gross profit increased due primarily to the acquisition of C&S Products and increased sales in dog treats and chews, partially offset by the impact of the lower sales volume in our live fish business. The decline in gross margin was due primarily to the impact of the lower sales volume in our live fish business, an unfavorable product mix in sales of dog treats and chews and increased sales of third-party products partially offset by the contribution from our acquisition of C&S Products.
In the Garden segment, both gross profit and gross margin were negatively impacted by reduced grass seed sales and our exit from of the fashion décor pottery product line, which was partially offset by the positive impact of the Arden acquisition. Additionally, gross margin was negatively impacted by increased third-party sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $6.3 million, or 2.4%, to $270.2 million for the six months ended March 28, 2020 from $263.9 million for the six months ended March 30, 2019 due primarily to increased corporate expense. As a percentage of net sales, selling, general and administrative expenses decreased to 22.8% for the six months ended March 28, 2020, from 23.2% for the comparable prior year six month period; both operating segments contributed to the improvement.
Selling and delivery expense increased $1.8 million, or 1.4%, to $134.4 million for the six months ended March 28, 2020 from $132.6 million for the six months ended March 30, 2019. The increase was due primarily to recent acquisitions partially offset by cost saving initiatives enacted in response to a retailer's exit from the live fish business and our exit from the fashion decor pottery product line in 2019.
Warehouse and administrative expense increased $4.5 million, or 3.4%, to $135.8 million for the six months ended March 28, 2020 from $131.3 million for the six months ended March 30, 2019. Increased expense from our two recent acquisitions and in corporate expense was partially offset by cost reduction initiatives enacted in response to a retailer’s exit from the live fish business and our exit from the fashion décor pottery product line in 2019. Corporate expense increased due primarily to increased third-party expenses, which included costs related to the development of our Vision 2025 plan and increased legal expense, increased medical insurance and equity compensation expense. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and information technology functions.
Operating Income
Operating income decreased $4.1 million to $68.2 million for the six months ended March 28, 2020 from $72.3 million for the six months ended March 30, 2019. Our operating margin decreased to 5.7% for the six months ended March 28, 2020 from 6.4% for the six months ended March 30, 2019. Increased sales of $50.4 million and a 40 basis point improvement in selling, general and administrative expense as a percentage of net sales were more than offset by a 110 basis point decline in gross margin.
Pet operating income increased $7.1 million, or 12.5%, to $63.8 million for the six months ended March 28, 2020 from $56.7 million for the six months ended March 30, 2019. Adjusting for the $2.5 million intangible asset impairment in fiscal 2019, operating income increased $4.6 million. The increase in operating income was due to increased net sales of $36.2 million partially offset by a decline in gross margin and an increase in selling, general and administrative expense.
Garden operating income declined $4.0 million, or 8.3%, to $44.7 million for the six months ended March 28, 2020 from $48.7 million in the six months ended March 30, 2019. Adjusting for the non-cash gain from the fair value remeasurement of our previously held investment interest upon our acquisition of the remaining 55% interest of Arden in the prior six month period, garden operating income decreased $0.8 million. The decrease in operating income was due primarily to a lower gross margin partially offset by increased sales from the Arden acquisition.
Corporate operating expense increased $7.2 million to $40.3 million in the current six-month period from $33.1 million in the comparable fiscal 2019 period due primarily to increased third-party expenses, increased medical insurance and equity compensation expense.
Net Interest Expense
Net interest expense for the six months ended March 28, 2020 increased $1.5 million, or 9.2%, to $18.0 million from $16.5 million for the six months ended March 30, 2019. The increase in net interest expense was due to lower interest income from earnings on cash due to the lower rates available on our cash balance during the current year six-month period.

Debt outstanding on March 28, 2020 was $693.7 million compared to $697.8 million as of March 30, 2019. Our average borrowing rate for the current and prior year six-month periods was 5.8%.
Other Income
Other income (expense) was an expense of $0.7 million for the six-month period ended March 28, 2020 compared to income of $0.3 million for the six-month period ended March 30, 2019. The $1.0 million decrease was due primarily to the absence of income from our formerly held equity interest in Arden. The Arden business has been part of our consolidated results since our purchase of the remaining ownership interest in February 2019.
Income Taxes
Our effective income tax rate was 22.1% for the six month period ended March 28, 2020 compared to 21.0% for the six-month period ended March 30, 2019. The higher effective income tax rate in the current six-month period was due primarily to a lower stock compensation benefit compared to the prior year six-month period.
Net Income and Earnings Per Share
Our net income for the six months ended March 28, 2020 was $38.3 million, or $0.69 per diluted share, compared to $44.2 million, or $0.76 per diluted share, for the six months ended March 30, 2019.

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

Non-GAAP financial measures reflect adjustments based on the following items:
•Gains from the fair value remeasurement of previously held investment interests: we have excluded the impact of the fair value remeasurement of a previously held investment interest as it represents an infrequent transaction that occurs in limited circumstances that impacts the comparability between operating periods. We believe the adjustment of these gains supplements the GAAP information with a measure that may be used to assess the sustainability of our operating performance.
•Asset impairment charges: we have excluded the impact of asset impairments on intangible assets as such non-cash amounts are inconsistent in amount and frequency. We believe that the adjustment of these charges supplements the GAAP information with a measure that can be used to assess the sustainability of our operating performance.

From time to time in the future, there may be other items that we may exclude if we believe that doing so is consistent with the goal of providing useful information to investors and management.

The non-GAAP adjustments reflect the following:
(1)During the second quarter of fiscal 2019, we recorded a preliminary, pending the finalization of the related purchase accounting, non-cash $3.2 million gain in our Garden segment from the fair value remeasurement of our previously held 45% interest in Arden upon our acquisition of the remaining 55% interest. The gain was recorded as part of selling, general and administrative costs in the condensed consolidated statements of operations.
(2)During the second quarter of fiscal 2019, we recognized a non-cash impairment charge in our Pet segment of $2.5 million related to the impairment of intangible assets caused by a retail customer exiting the live fish business. The adjustment was recorded as part of selling, general and administrative costs.

Operating Income Reconciliation		GAAP to Non-GAAP Reconciliation (in thousands) For the Three Months Ended		GAAP to Non-GAAP Reconciliation (in thousands) For the Six Months Ended
		Consolidated		Consolidated
		March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
GAAP operating income		$66,105	$62,153	$68,170	$72,334
Previously held investment interest fair value remeasurement	(1)	—	(3,215)	—	(3,215)
Intangible asset impairment	(2)	—	2,540	—	2,540
Non-GAAP operating income		$66,105	$61,478	$68,170	$71,659

Pet Segment Operating Income Reconciliation		GAAP to Non-GAAP Reconciliation (in thousands) For the Three Months Ended		GAAP to Non-GAAP Reconciliation (in thousands) For the Six Months Ended
		Pet		Pet
		March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
GAAP operating income		$33,617	$26,984	$63,839	$56,739
Intangible asset impairment	(2)	—	2,540	—	2,540
Non-GAAP operating income		$33,617	$29,524	$63,839	$59,279

Garden Segment Operating Income Reconciliation		GAAP to Non-GAAP Reconciliation (in thousands) For the Three Months Ended		GAAP to Non-GAAP Reconciliation (in thousands) For the Six Months Ended
		Garden		Garden
		March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
GAAP operating income		$53,020	$53,355	$44,652	$48,718
Previously held investment interest fair value remeasurement	(1)	—	(3,215)	—	(3,215)
Non-GAAP operating income		$53,020	$50,140	$44,652	$45,503

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

	GAAP to Non-GAAP Reconciliation (in millions) For the Three Months Ended March 28, 2020
	Consolidated		Pet Segment		Garden Segment
		Percent change		Percent change		Percent change

Reported net sales - Q2 FY20 (GAAP)	$703.2		$360.8		$342.4
Reported net sales - Q2 FY19 (GAAP)	673.7		338.2		335.5
Increase in net sales	29.5	4.4%	22.6	6.7%	6.9	2.1%
Effect of acquisition and divestitures on increase in net sales	26.1		9.9		16.2
Increase in organic net sales - Q2 FY20	$3.4	0.5%	$12.7	3.8%	$(9.3)	(2.8)%

	GAAP to Non-GAAP Reconciliation (in millions) For the Six Months Ended March 28, 2020
	Consolidated		Pet Segment		Garden Segment
		Percent change		Percent change		Percent change
Reported net sales - Q2 FY20 YTD (GAAP)	$1,186.1		$714.8		$471.3
Reported net sales - Q2 FY19 YTD (GAAP)	1,135.7		678.6		457.1
Increase in net sales	50.4	4.4%	36.2	5.3%	14.2	3.1%
Effect of acquisition and divestitures on increase in net sales	47.9		19.1		28.8
Increase (decrease) in organic net sales - Q2 FY20 YTD	$2.5	0.2%	$17.1	2.5%	$(14.6)	(3.2)%

EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Three Months Ended March 28, 2020
	Garden	Pet	Corp	Total
Net income attributable to Central Garden & Pet	—	—	—	$42,704
Interest expense, net	—	—	—	9,336
Other income	—	—	—	979
Income tax expense	—	—	—	12,648
Net income attributable to noncontrolling interest	—	—	—	438
Sum of items below operating income	—	—	—	23,401
Income (loss) from operations	$53,020	$33,617	$(20,532)	$66,105
Depreciation & amortization	3,324	8,441	1,411	13,176
EBITDA	$56,344	$42,058	$(19,121)	$79,281

EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Three Months Ended March 30, 2019
	Garden	Pet	Corp	Total
Net income attributable to Central Garden & Pet	—	—	—	$42,391
Interest expense, net	—	—	—	8,385
Other expense	—	—	—	(500)
Income tax expense	—	—	—	11,546
Net income attributable to noncontrolling interest	—	—	—	331
Sum of items below operating income	—	—	—	19,762
Income (loss) from operations	$53,355	$26,984	$(18,186)	$62,153
Depreciation & amortization	2,312	8,039	1,526	11,877
EBITDA	$55,667	$35,023	$(16,660)	$74,030

EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Six Months Ended March 28, 2020
	Garden	Pet	Corp	Total
Net income attributable to Central Garden & Pet	—	—	—	$38,287
Interest expense, net	—	—	—	17,973
Other income	—	—	—	674
Income tax expense	—	—	—	10,920
Net income attributable to noncontrolling interest	—	—	—	316
Sum of items below operating income	—	—	—	29,883
Income (loss) from operations	$44,652	$63,839	$(40,321)	$68,170
Depreciation & amortization	6,619	16,931	2,766	26,316
EBITDA	$51,271	$80,770	$(37,555)	$94,486

EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Six Months Ended March 30, 2019
	Garden	Pet	Corp	Total
Net income attributable to Central Garden & Pet	—	—	—	$44,194
Interest expense, net	—	—	—	16,462
Other expense	—	—	—	(308)
Income tax expense	—	—	—	11,819
Net income attributable to noncontrolling interest	—	—	—	167
Sum of items below operating income	—	—	—	28,140
Income (loss) from operations	$48,718	$56,739	$(33,123)	$72,334
Depreciation & amortization	5,138	16,095	2,996	24,229
EBITDA	$53,856	$72,834	$(30,127)	$96,563

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
Operating Activities
Net cash used by operating activities increased by $13.4 million, from $79.3 million for the six months ended March 30, 2019, to $92.7 million of cash used for the six months ended March 28, 2020. The increase in cash used was due primarily to changes in our working capital accounts for the period ended March 28, 2020, as compared to the prior year period.
Investing Activities
Net cash used in investing activities decreased $3.2 million, from $27.6 million for the six months ended March 30, 2019 to $24.4 million during the six months ended March 28, 2020. The decrease in cash used in investing activities was due primarily to decreased acquisition activity, partially offset by increased capital expenditures in the current year compared to the prior year. During the second quarter of fiscal 2019, we acquired the remaining 55% interest in Arden Companies for approximately $11.0 million.
Financing Activities
Net cash used by financing activities increased $8.9 million, from $40.3 million for the six months ended March 30, 2019, to $49.2 million for the six months ended March 28, 2020. The increase in cash used by financing activities during the current year was due primarily to purchases of our common stock. During the six months ended March 28, 2020, we repurchased approximately 0.2 million shares of our voting common stock (CENT) on the open market at an aggregate cost of approximately $5.8 million, or approximately $26.53 per share, and 1.6 million shares of our non-voting Class A common stock (CENTA) on the open market at an aggregate cost of approximately $41.4 million, or approximately $25.89 per share. Additionally, during the six months ended March 30, 2019, we repaid approximately $36 million of acquired long-term debt subsequent to our acquisition of Arden Companies.
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
We believe that cash flows from operating activities, funds available under our asset backed loan facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital and capital expenditure requirements for the foreseeable future. We previously estimated our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, would be $45 million to $50 million in fiscal 2020. As a result of the uncertainties associated with the COVID-19 pandemic, we are reevaluating the appropriate amount of our fiscal 2020 capital expenditures.
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
Total Debt
At March 28, 2020, our total debt outstanding was $693.7 million, as compared with $697.8 million at March 30, 2019.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of March 28, 2020.
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
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of March 28, 2020.

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
The Amended Credit Facility is subject to a borrowing base, reduced capacity due to reserves and certain other restrictions. The borrowing base is calculated using a formula initially based upon eligible receivables and inventory minus certain reserves, and was $400 million as of March 28, 2020. The Amended Credit Facility also allows us to add real property to the borrowing base so long as the real property is subject to a first priority lien in favor of the Administrative Agent for the benefit of the Lenders. Proceeds of the Amended Credit Facility will be used for general corporate purposes. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and an increased $40 million sublimit for short-notice borrowings. We incurred approximately $1.6 million of debt issuance costs in conjunction with this transaction, which included underwriter fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility. As of March 28, 2020, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $3.2 million outstanding as of March 28, 2020. Subsequent to our quarter ended March 28, 2020, we borrowed $200 million under our revolving credit facility to increase financial flexibility while we navigate an uncertain COVID-19 economic environment.
Borrowings under the Amended Credit Facility bear interest at an index based on LIBOR or, at our option, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on our consolidated senior leverage ratio and (d) 0.00%. Such applicable margin for LIBOR-based borrowings fluctuates between 1.00%-1.50% (previously between 1.25% and 1.50%) and was 1.00% as of March 28, 2020, and such applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50% (previously 0.25%-0.50%), and was 0.00% as of March 28, 2020. An unused line fee shall be payable monthly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit shall be payable monthly and a facing fee of 0.125% shall be paid on demand for the stated amount of each letter of credit. We are also required to pay certain fees to the administrative agent under the Amended Credit Facility. As of March 28, 2020, the applicable interest rate related to Base Rate borrowings was 3.3%, and the applicable interest rate related to LIBOR-based borrowings was 2.0%. Banks currently reporting information used to set LIBOR will stop doing so after 2021. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. We are monitoring their efforts, and we will likely amend contracts to accommodate any replacement rate where it is not already provided.
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
The Amended Credit Facility continues to contain customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity. We were in compliance with all financial covenants under the Credit Facility during the period ended March 28, 2020.
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
Subsequent to quarter end, the Company borrowed $200 million under its revolving credit facility to increase financial flexibility while it navigates an uncertain COVID-19 economic environment.
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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and principal financial officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of March 28, 2020.
(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and our principal financial officer have evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2020. We implemented controls and a new lease accounting system related to the adoption of ASC 842 and the related financial statement reporting. There were no other changes in our internal control over financial reporting during the second quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

The COVID-19 pandemic has impacted how we are operating our business, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
The outbreak of the COVID-19 virus in Wuhan, China in late 2019 and subsequent spread of the virus throughout the world has impacted our day-to-day operations and the operations of the vast majority of our customers, suppliers, and consumers. The World Health Organization’s March 2020 declaration of the COVID-19 outbreak as a global pandemic has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, border closures, quarantines, shelter-in-place orders, and business limitations and shutdowns. COVID-19 has adversely affected and may continue to adversely affect how we and our customers are operating our businesses and overall demand for our products.
We have experienced varying impacts to our Garden and Pet businesses due to COVID-19. In March, we experienced increased demand in pet consumables due to consumers stocking up on products as the COVID-19 shelter-in-place mandates were implemented. We also saw reduced consumption on other items, such as live fish and live plants, due to in-store curtailments of foot traffic and limited access to outdoor garden departments. In addition, we saw a pronounced shift to the e-commerce channel and a slow-down in brick and mortar retailers.
Although our facilities have largely been exempt or partially exempt from government closure orders as essential businesses, to support the health and well-being of our employees, customers and communities, we are requiring a significant portion of our workforce to work remotely, and local and state governments in the United States and in the United Kingdom have imposed shelter-in-place requirements and certain travel restrictions, all of which have changed how we operate our business. For our employees who are not working remotely, we have taken several actions to ensure their safety, including instituting workplace safety measures and ensuring the availability of personal protective equipment. While we believe that such actions will help to ensure the safety of our employees, there is no guarantee that such actions will ultimately be successful.
We have experienced temporary closures of certain production facilities and distribution centers, though there has not been a material impact from a plant closure to date. At some of our facilities, we have experienced reduced productivity and increased employee absences, which we expect to continue during the current pandemic. The pandemic and near-term increase in demand for pet consumables has created operational challenges for our distribution network, though none have had a material impact on our results to date. In our supply chain, it is possible we will experience increased operational and logistics costs. We may experience additional disruptions in our supply chain as the pandemic continues, though we cannot reasonably estimate the potential impact or timing of those events, and we may not be able to mitigate such impact.
We anticipate many small customers may permanently close, and we may experience collection delinquencies as customers seek to preserve liquidity. Additionally, we have small company equity method investees, intangible assets and other long-lived assets whose value is dependent on cashflows. These investments and other assets could be impacted by the COVID-19 pandemic and, therefore, may be more susceptible to impairment. Our assessment of possible asset impairment involves numerous assumptions that involve significant judgment. As a result of the uncertainties associated with the COVID-19 pandemic, the shelter-in-place orders and the post COVID-19 economic recovery, these factors will be even more difficult to estimate. Although no impairment charges were recorded in our second fiscal quarter, we may be required to write-off certain assets that could be material in future periods.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, independent contractors and customers and consumers. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended March 28, 2020 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
December 29, 2019 - February 1, 2020	23,162	(3)	$30.38	—	$100,000,000
February 2, 2020 - February 29, 2020	90,123	(2)(3)	$26.76	87,562	$100,000,000
March 1, 2020 - March 28, 2020	901,448	(2)(3)	$25.22	900,336	$100,000,000
Total	1,014,733		$25.47	987,898	$100,000,000	(4)

(1)During the fourth quarter of fiscal 2019, our Board of Directors authorized a $100 million share repurchase program, (the "2019 Repurchase Authorization"). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock. As of March 28, 2020, we had $100 million of authorization remaining under our 2019 Repurchase Authorization.
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
(4)Excludes 0.8 million shares remaining under our Equity Dilution Authorization as of March 28, 2020.

Item 3. Defaults Upon Senior Securities
Not applicable

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
Not applicable

Item 6.	Exhibits

3.1	Amended and Restated By-laws effective February 4, 2020 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 7, 2020).

10.1*	Modification and Extension of Employment Agreement and Noncompetition Agreement, dated as of March 1, 2020, between the Company and Brooks M. Pennington III.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: May 7, 2020

/s/ TIMOTHY P. COFER
Timothy P. Cofer
Chief Executive Officer
(Principal Executive Officer)

/s/ NICHOLAS LAHANAS
Nicholas Lahanas
Chief Financial Officer
(Principal Financial Officer)