Form 10-Q
period 2020-06-27
CENTRAL GARDEN & PET CO
filed 2020-08-06
CIK 887733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________________________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CENT	The NASDAQ Stock Market LLC
Class A Common Stock	CENTA	The NASDAQ Stock Market LLC
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of July 31, 2020	11,300,810
Class A Common Stock Outstanding as of July 31, 2020	41,748,750
Class B Stock Outstanding as of July 31, 2020	1,647,922

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 27, 2020	June 29, 2019	September 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$495,339	$445,632	$497,749
Restricted cash	13,536	10,924	12,952
Short term investments	—	119	—
Accounts receivable (less allowance for doubtful accounts of $24,034, $15,875 and $21,128)	503,288	395,581	300,135
Inventories, net	425,919	464,917	466,197
Prepaid expenses and other	29,211	32,453	30,160
Total current assets	1,467,293	1,349,626	1,307,193
Plant, property and equipment, net	239,240	238,948	245,405
Goodwill	289,854	281,177	286,077
Other intangible assets, net	138,305	139,406	146,137
Operating lease right-of-use assets	99,111	—	—
Other assets	30,166	55,761	40,208
Total	$2,263,969	$2,064,918	$2,025,020
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$178,728	$137,668	$149,246
Accrued expenses	174,776	141,029	129,166
Current lease liabilities	31,648	—	—
Current portion of long-term debt	98	116	113
Total current liabilities	385,250	278,813	278,525
Long-term debt	693,915	692,948	693,037
Long-term lease liabilities	71,458	—	—
Deferred income taxes and other long-term obligations	52,994	58,834	57,281
Equity:
Common stock, $0.01 par value: 11,300,810, 12,145,135 and 11,543,969 shares outstanding at June 27, 2020, June 29, 2019 and September 28, 2019	113	121	115
Class A common stock, $0.01 par value: 41,747,928, 44,081,467 and 42,968,493 shares outstanding at June 27, 2020, June 29, 2019 and September 28, 2019	417	440	430
Class B stock, $0.01 par value: 1,647,922, 1,652,262 and 1,652,262 shares outstanding at June 27, 2020, June 29, 2019 and September 28, 2019	16	16	16
Additional paid-in capital	563,371	589,849	575,380
Retained earnings	497,192	444,645	421,742
Accumulated other comprehensive loss	(1,684)	(1,426)	(1,676)
Total Central Garden & Pet Company shareholders’ equity	1,059,425	1,033,645	996,007
Noncontrolling interest	927	678	170
Total equity	1,060,352	1,034,323	996,177
Total	$2,263,969	$2,064,918	$2,025,020
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$833,483	$706,575	$2,019,540	$1,842,266
Cost of goods sold and occupancy	571,423	487,291	1,419,097	1,286,749
Gross profit	262,060	219,284	600,443	555,517
Selling, general and administrative expenses	157,420	150,413	427,633	414,312
Operating income	104,640	68,871	172,810	141,205
Interest expense	(11,829)	(10,676)	(33,223)	(31,930)
Interest income	358	2,178	3,779	6,970
Other income (expense)	(3,541)	180	(4,215)	488
Income before income taxes and noncontrolling interest	89,628	60,553	139,151	116,733
Income tax expense	20,291	14,212	31,211	26,031
Income including noncontrolling interest	69,337	46,341	107,940	90,702
Net income attributable to noncontrolling interest	537	189	853	356
Net income attributable to Central Garden & Pet Company	$68,800	$46,152	$107,087	$90,346
Net income per share attributable to Central Garden & Pet Company:
Basic	$1.29	$0.81	$1.97	$1.58
Diluted	$1.27	$0.80	$1.95	$1.56
Weighted average shares used in the computation of net income per share:
Basic	53,441	57,319	54,261	57,021
Diluted	54,168	57,985	54,984	57,937
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Income including noncontrolling interest	$69,337	$46,341	$107,940	$90,702
Other comprehensive loss:
Foreign currency translation	(39)	(146)	(8)	(208)
Total comprehensive income	69,298	46,195	107,932	90,494
Comprehensive income attributable to noncontrolling interest	537	189	853	356
Comprehensive income attributable to Central Garden & Pet Company	$68,761	$46,006	$107,079	$90,138
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended
	June 27, 2020	June 29, 2019
Cash flows from operating activities:
Net income	$107,940	$90,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,598	37,311
Amortization of deferred financing costs	1,397	1,374
Non-cash lease expense	25,893	—
Stock-based compensation	14,042	10,444
Deferred income taxes	5,447	9,875
(Gain) loss on sale of property and equipment	(5)	58
Write-downs of investments	3,566	—
Other	3,666	(281)
Change in assets and liabilities (excluding businesses acquired):
Accounts receivable	(203,140)	(93,775)
Inventories	40,750	(3,850)
Prepaid expenses and other assets	1,007	(239)
Accounts payable	29,879	19,728
Accrued expenses	45,572	23,268
Other long-term obligations	117	(1,811)
Operating lease liabilities	(26,809)	—
Net cash provided by operating activities	88,920	92,804
Cash flows from investing activities:
Additions to plant, property and equipment	(26,796)	(20,888)
Payments to acquire companies, net of cash acquired	—	(41,158)
Investments	(4,439)	(1,758)
Other investing activities	(562)	(1,203)
Net cash used in investing activities	(31,797)	(65,007)
Cash flows from financing activities:
Repayments of long-term debt	(88)	(46,162)
Borrowings under revolving line of credit	200,000	—
Repayments under revolving line of credit	(200,000)	—
Repurchase of common stock, including shares surrendered for tax withholding	(57,703)	(17,796)
Payment of contingent consideration liability	(154)	(104)
Distribution to noncontrolling interest	(96)	(64)
Payment of financing costs	(948)	—
Net cash used by financing activities	(58,989)	(64,126)
Effect of exchange rate changes on cash and cash equivalents	40	(120)
Net decrease in cash, cash equivalents and restricted cash	(1,826)	(36,449)
Cash, cash equivalents and restricted cash at beginning of period	510,701	493,005
Cash, cash equivalents and restricted cash at end of period	$508,875	$456,556
Supplemental information:
Cash paid for interest	$35,330	$34,277
Cash paid for income taxes	$15,714	$12,277
See notes to condensed consolidated financial statements.

CENTRAL GARDEN & PET COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended June 27, 2020
(Unaudited)
1.  Basis of Presentation
The condensed consolidated balance sheets of Central Garden & Pet Company and subsidiaries (the “Company” or “Central”) as of June 27, 2020 and June 29, 2019, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended June 27, 2020 and June 29, 2019 and the condensed consolidated statements of cash flows for the nine months ended June 27, 2020 and June 29, 2019 have been prepared by the Company, without audit. In the opinion of management, the interim financial statements include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented.
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
Due to the seasonal nature of the Company’s garden business, the results of operations for the three and nine months ended June 27, 2020 are not indicative of the operating results that may be expected for the entire fiscal year. These interim financial statements should be read in conjunction with the annual audited financial statements, accounting policies and financial notes thereto, included in the Company’s 2019 Annual Report on Form 10-K, which has previously been filed with the Securities and Exchange Commission. The September 28, 2019 balance sheet presented herein was derived from the audited financial statements.
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
Cash, Cash Equivalents and Restricted Cash
The Company considers cash and all highly liquid investments with an original maturity of three months or less at date of purchase to be cash and cash equivalents. Restricted cash includes cash and highly liquid instruments that are used as collateral for stand-alone letter of credit agreements related to normal business transactions. These agreements require the Company to maintain specified amounts of cash as collateral in segregated accounts to support the letters of credit issued thereunder, which will affect the amount of cash the Company has available for other uses. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the condensed consolidated statements of cash flows as of June 27, 2020, June 29, 2019 and September 28, 2019, respectively (in thousands).

	June 27, 2020	June 29, 2019	September 28, 2019
Cash and cash equivalents	$495,339	$445,632	$497,749
Restricted cash	13,536	10,924	12,952
Total cash, cash equivalents and restricted cash	$508,875	$456,556	$510,701

Allowance for Doubtful Accounts

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

Guarantor Financial Information

In March 2020, the Securities Exchange Commission (SEC) amended Rule 3-10 of Regulation S-X regarding financial disclosure requirements for registered debt offerings involving subsidiaries as either issuers or guarantors and affiliates whose securities are pledged as collateral. This new guidance narrows the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamlines the alternative disclosures required in lieu of those statements. The guidance is effective for filings on or after January 4, 2021, with early adoption permitted. The Company early adopted these amendments for the quarter ended June 27, 2020, which included replacing guarantor condensed consolidating financial information with summarized financial information for the Parent Issuer subsidiaries and Guarantor subsidiaries, as well as no longer requiring guarantor cash flow information, financial information for non-guarantor subsidiaries, and a reconciliation to the consolidated results. Accordingly, summarized financial information has been presented for the Parent/Issuer subsidiaries and Guarantors on our senior notes for the most recent fiscal year and the year-to-date interim period, and the location of the required disclosures has been removed from the Notes to the Condensed Consolidated Financial Statements and moved to Part 1. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Accounting Standards Not Yet Adopted
Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), which changes the impairment model for most financial assets to require measurement and recognition of expected credit losses for financial assets held. The guidance is effective for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, or the Company's first quarter of fiscal 2021. The Company is currently evaluating the effect that ASU 2016-13 will have on its condensed consolidated financial statements and related disclosures.

Goodwill and Intangible Assets
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The new guidance simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The new guidance is effective for annual periods or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, or the Company's first quarter of fiscal 2021. The amendment should be applied on a prospective basis. Based on the Company's most recent annual goodwill impairment test performed as of July 1, 2019, there were no reporting units for which the carrying amount of the reporting unit exceeded its fair value; therefore, this ASU would not currently have an impact on the Company's condensed consolidated financial statements and related disclosures. However, if upon adoption the carrying amount of a reporting unit exceeds its fair value, the Company would be impacted by the amount of impairment recognized.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of June 27, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for contingent consideration (a)	$—	$—	$1,246	$1,246
Total liabilities	$—	$—	$1,246	$1,246

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis based upon the level within the fair value hierarchy in which the fair value measurements fall, as of June 29, 2019 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short term investments (b)	$119	$—	$—	$119
Total assets	$119	$—	$—	$119
Liabilities:
Liability for contingent consideration (a)	$—	$—	$7,824	$7,824
Total liabilities	$—	$—	$7,824	$7,824
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
(b) The fair value of short-term investments are based on quoted prices in active markets for identical assets.
The following table provides a summary of the changes in fair value of the Company's Level 3 financial instruments for the periods ended June 27, 2020 and June 29, 2019 (in thousands):

Amount
Balance September 28, 2019	$7,369
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	31
Performance-based payments	(6,154)
Balance June 27, 2020	$1,246

Amount
Balance September 29, 2018	$8,224
Estimated contingent performance-based consideration established at the time of acquisition	—
Changes in the fair value of contingent performance-based payments established at the time of acquisition	(296)
Performance-based payments	(104)
Balance June 29, 2019	$7,824
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The Company measures certain non-financial assets and liabilities, including long-lived assets, goodwill and intangible assets, at fair value on a non-recurring basis. Fair value measurements of non-financial assets and non-financial liabilities are used primarily in the impairment analyses of long-lived assets, goodwill and other intangible assets. During the periods ended June 27, 2020 and June 29, 2019, the Company was not required to measure any significant non-financial assets and liabilities at fair value.
Fair Value of Other Financial Instruments
In December 2017, the Company issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The estimated fair value of the Company's 2028 Notes as of June 27, 2020, June 29, 2019 and September 28, 2019 was $310.9 million, $295.0 million and $307.1 million, respectively, compared to a carrying value of $296.5 million, $296 million and $296.1 million, respectively.
In November 2015, the Company issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the “2023 Notes”). The estimated fair value of the Company’s 2023 Notes as of June 27, 2020, June 29, 2019 and September 28, 2019 was $409.5 million, $415.8 million and $414.6 million, respectively, compared to a carrying value of $397.3 million, $396.5 million and $396.7 million, respectively.

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
The impact to the consolidated statement of operations associated with the finalization of purchase accounting and true-up of intangible assets for C&S Products during the quarter ended December 28, 2019 was immaterial.

4.  Inventories, net
Inventories, net of allowance for obsolescence, consist of the following (in thousands):

	June 27, 2020	June 29, 2019	September 28, 2019
Raw materials	$151,412	$138,073	$145,331
Work in progress	42,185	36,355	51,154
Finished goods	218,542	275,286	255,870
Supplies	13,780	15,203	13,842
Total inventories, net	$425,919	$464,917	$466,197

5. Goodwill
The Company tests goodwill for impairment annually (as of the first day of the fourth fiscal quarter), or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by first assessing qualitative factors to determine whether it is more likely than not the fair value of the reporting unit is less than its carrying amount. If it is determined that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, it is unnecessary to perform the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the two-step test is performed to identify potential goodwill impairment. Based on certain circumstances, the Company may elect to bypass the qualitative assessment and proceed directly to performing the first step of the two-step goodwill impairment test, which compares the fair value of the Company’s reporting units to their related carrying values, including goodwill. If the fair value of the reporting unit is less than its carrying value, the Company performs an additional step to determine the implied fair value of goodwill associated with that reporting unit. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and accordingly, the Company recognizes such impairment. The Company’s goodwill impairment analysis also includes a comparison of the aggregate estimated fair value of its two reporting units to the Company’s total market capitalization. No impairment of goodwill was recorded for the three and nine months ended June 27, 2020 and June 29, 2019. The Company recorded approximately $3.8 million of goodwill in its Pet segment during the three months ended December 28, 2019 as part of its finalization of the purchase price allocation of C&S Products.

6. Other Intangible Assets

The following table summarizes the components of gross and net acquired intangible assets:

	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
June 27, 2020
Marketing-related intangible assets – amortizable	$20.6	$(17.3)	$—	$3.3
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	91.2	(17.3)	(26.0)	47.9
Customer-related intangible assets – amortizable	140.3	(61.4)	(2.5)	76.3
Other acquired intangible assets – amortizable	26.0	(17.8)	—	8.2
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	33.0	(17.8)	(1.2)	14.1
Total other intangible assets	$264.6	$(96.5)	$(29.7)	$138.3
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
June 29, 2019
Marketing-related intangible assets – amortizable	$18.6	$(15.7)	$—	$2.9
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	89.2	(15.7)	(26.0)	47.5
Customer-related intangible assets – amortizable	128.3	(50.0)	(2.5)	75.8
Other acquired intangible assets – amortizable	26.0	(15.9)	—	10.1
Other acquired intangible assets – nonamortizable	7.2	—	(1.2)	6.0
Total	33.2	(15.9)	(1.2)	16.1
Total other intangible assets	$250.7	$(81.6)	$(29.7)	$139.4
	Gross	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
	(in millions)
September 28, 2019
Marketing-related intangible assets – amortizable	$19.7	$(16.3)	$—	$3.4
Marketing-related intangible assets – nonamortizable	70.6	—	(26.0)	44.6
Total	90.3	(16.3)	(26.0)	48.0
Customer-related intangible assets – amortizable	138.4	(53.3)	(2.5)	82.6
Other acquired intangible assets – amortizable	26.0	(16.4)	—	9.6
Other acquired intangible assets – nonamortizable	7.1	—	(1.2)	5.9
Total	33.1	(16.4)	(1.2)	15.5
Total other intangible assets	$261.8	$(86.0)	$(29.7)	$146.1

Other acquired intangible assets include contract-based and technology-based intangible assets.
As part of its acquisition of C&S Products in the third quarter of fiscal 2019, the Company acquired approximately $0.9 million of amortizable marketing-related intangible assets and approximately $1.9 million of customer-related intangible assets.
The Company evaluates long-lived assets, including amortizable and indefinite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company evaluates indefinite-lived intangible assets on an annual basis. Factors indicating the carrying value of the Company’s amortizable intangible assets may not be recoverable were not present in the three or nine months ended June 27, 2020, and accordingly, no impairment testing was performed on these assets. As a result of one of our retail customers exiting the live fish business, factors indicating the carrying value of certain amortizable intangible assets may not be recoverable were present during the quarter ended March 30, 2019. The Company performed impairment testing on these assets, found the carrying value was not recoverable and accordingly, recorded an impairment charge in its Pet segment of approximately $2.5 million as part of selling, general and administrative expenses in the condensed consolidated statements of operations for the nine-month period ended June 29, 2019.
The Company amortizes its acquired intangible assets with definite lives over periods ranging from 3 years to 25 years; over weighted average remaining lives of 4 years for marketing-related intangibles, 9 years for customer-related intangibles and 10 years for other acquired intangibles. Amortization expense for intangibles subject to amortization was approximately $3.4 million and $3.4 million for the three months ended June 27, 2020 and June 29, 2019, respectively, and $10.6 million and $10.3 million for the nine months ended June 27, 2020 and June 29, 2019, respectively, and is classified within selling, general and administrative expenses in the condensed consolidated statements of operations. Estimated annual amortization expense related to acquired intangible assets in each of the succeeding five years is estimated to be approximately $12 million per year from fiscal 2020 through fiscal 2024 and thereafter.
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

Supplemental balance sheet information related to the Company's leases was as follows:

	Balance Sheet Classification	As of June 27, 2020 (in millions)
Operating leases
Right-of-use assets	Operating lease right-of-use assets	$99.1
Current lease liabilities	Current operating lease liabilities	$31.6
Non-current lease liabilities	Long-term operating lease liabilities	71.5
Total operating lease liabilities		$103.1

Finance leases
Right-of-use assets	Property, plant and equipment, net	$0.3
Current lease liabilities	Current portion of long-term debt	$0.1
Non-current lease liabilities	Long-term debt	0.1
Total finance lease liabilities		$0.2

Components of lease cost were as follows:

	Three months ended June 27, 2020 (in millions)	Nine Months Ended June 27, 2020 (in millions)
Operating lease cost	$9.7	$29.0
Finance lease cost:
Amortization of right-of-use assets	$—	$0.1
Interest on lease liabilities	—	—
Total finance lease cost	$—	$0.1

Short-term lease cost	$1.0	$2.7
Variable lease cost	$1.6	$5.1

Total lease cost	$12.3	$36.9

Supplemental cash flow information and non-cash activity related to the Company's leases was as follows:

Nine Months Ended June 27, 2020 (in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26.8
Operating cash flows from finance leases	$—
Financing cash flows from finance leases	$0.1

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$13.7
Finance leases	$—

Weighted-average remaining lease term and discount rate for the Company's leases were as follows:

As of June 27, 2020
Weighted-average remaining lease term (in years):
Operating leases	4.8
Finance leases	2.2

Weighted-average discount rate:
Operating leases	3.84%
Finance leases	4.84%

Future non-cancelable lease payments under prior lease accounting rules (ASC 840) and under the new lease accounting rules (ASC 842) that went into effect September 29, 2019 were as follows (in millions):

	As of June 27, 2020		As of September 28, 2019
	ASC 842		ASC 840
	Operating Leases	Finance Leases	Operating Leases
Fiscal Year
2020 (excluding the nine months ended June 27, 2020)	$9.6	$—
2020			$38.0
2021	32.4	0.1	29.3
2022	25.1	0.1	21.8
2023	14.7	—	11.3
2024	10.0	—	7.9
Thereafter	21.9	—	20.7
Total future undiscounted lease payments	$113.7	$0.2	$129.0
Less imputed interest	(10.6)	—
Total reported lease liability	$103.1	$0.2

8. Long-Term Debt
Long-term debt consists of the following:

	June 27, 2020	June 29, 2019	September 28, 2019
	(in thousands)
Senior notes, interest at 6.125%, payable semi-annually, principal due November 2023	$400,000	$400,000	$400,000
Senior notes, interest at 5.125%, payable semi-annually, principal due February 2028	300,000	300,000	300,000
Unamortized debt issuance costs	(6,207)	(7,475)	(7,158)
Net carrying value	693,793	692,525	692,842
Asset-based revolving credit facility, interest at LIBOR plus a margin of 1.00% to 1.50% or Base Rate plus a margin of 0.0% to 0.50%, final maturity September 2024.	—	—	—
Other notes payable	220	539	308
Total	694,013	693,064	693,150
Less current portion	(98)	(116)	(113)
Long-term portion	$693,915	$692,948	$693,037
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

The 2028 Notes require semiannual interest payments on February 1 and August 1. The 2028 Notes are unconditionally guaranteed on a senior basis by the Company's existing and future domestic restricted subsidiaries who are borrowers under or guarantors of Central's senior secured revolving credit facility, or who guarantee the 2023 Notes.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of June 27, 2020.
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
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. The Company was in compliance with all financial covenants as of June 27, 2020.
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

The Amended Credit Facility is subject to a borrowing base, reduced capacity due to reserves and certain other restrictions. The borrowing base is calculated using a formula initially based upon eligible receivables and inventory minus certain reserves, and was $400.0 million as of June 27, 2020. The Amended Credit Facility also allows the Company to add real property to the borrowing base so long as the real property is subject to a first priority lien in favor of the Administrative Agent for the benefit of the Lenders. The Company did not draw down any commitments under the Amended Credit Facility upon closing. Proceeds of the Amended Credit Facility will be used for general corporate purposes. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and an increased $40 million sublimit for short-notice borrowings. As of June 27, 2020, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $3.2 million outstanding as of June 27, 2020.

Borrowings under the Amended Credit Facility will bear interest at an index based on LIBOR or, at the option of the Company, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on the Company’s consolidated senior leverage ratio and (d) 0.00%. Such applicable margin for LIBOR-based borrowings fluctuates between 1.00%-1.50%, and was 1.00% as of June 27, 2020, and such applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50%, and was 0% as of June 27, 2020. An unused line fee shall be payable monthly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit shall be payable monthly and a facing fee of 0.125% shall be paid on demand for the stated amount of each letter of credit. The Company is also required to pay certain fees to the administrative agent under the Amended Credit Facility. As of June 27, 2020, the applicable interest rate related to Base Rate borrowings was 3.3%, and the applicable interest rate related to LIBOR-based borrowings was 1.2%.

The Company incurred approximately $1.6 million of debt issuance costs in conjunction with this transaction, which included underwriter fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility.

The Amended Credit Facility continues to contain customary covenants, including financial covenants which require the Company to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity. The Company was in compliance with all financial covenants under the Amended Credit Facility during the period ended June 27, 2020.

9. Supplemental Equity Information
The following table provides a summary of the changes in the carrying amounts of equity attributable to controlling interest and noncontrolling interest through the nine months ended June 27, 2020 and June 29, 2019.

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
Balance September 28, 2019	$115	$430	$16	$575,380	$421,742	$(1,676)	$996,007	$170	$996,177
Comprehensive income	—	—	—	—	(4,417)	436	(3,981)	(122)	(4,103)
Amortization of share-based awards	—	—	—	2,804	—	—	2,804	—	2,804
Restricted share activity, including net share settlement	—	—	—	(318)	—	—	(318)	—	(318)
Repurchase of stock	—	(8)	—	(8,488)	(13,632)	—	(22,128)	—	(22,128)
Issuance of common stock, including net share settlement of stock options	—	1	—	739	—	—	740	—	740
Balance December 28, 2019	$115	$423	$16	$570,117	$403,693	$(1,240)	$973,124	$48	$973,172
Comprehensive income	—	—	—	—	42,704	(405)	42,299	438	42,737
Amortization of share-based awards	—	—	—	2,923	—	—	2,923	—	2,923
Restricted share activity, including net share settlement	—	3	—	(807)	—	—	(804)	—	(804)
Repurchase of stock	(2)	(8)	—	(10,121)	(14,911)	—	(25,042)	—	(25,042)
Issuance of common stock, including net share settlement of stock options	—	—	—	513	—	—	513	—	513
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(57)	(57)
Balance March 28, 2020	$113	$418	$16	$562,625	$431,486	$(1,645)	$993,013	$429	$993,442
Comprehensive income	—	—	—	—	68,800	(39)	68,761	537	69,298
Amortization of share-based awards	—	—	—	3,754	—	—	3,754	—	3,754
Restricted share activity, including net share settlement	—	—	—	(1,425)	—	—	(1,425)	—	(1,425)
Issuance of common stock, including net share settlement of stock options	—	1	—	405	—	—	406	—	406
Repurchase of common stock	—	(2)	—	(1,988)	(3,094)	—	(5,084)	—	(5,084)
Distribution to Noncontrolling interest	—	—	—	—	—	—	—	(39)	(39)
Other	—	—	—	—	—	—	—		—
Balance June 27, 2020	$113	$417	$16	$563,371	$497,192	$(1,684)	$1,059,425	$927	$1,060,352

	Controlling Interest
(in thousands)	Common Stock	Class A Common Stock	Class B Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interest	Total
Balance September 29, 2018	$121	$439	$16	$590,168	$362,923	$(1,218)	$952,449	$385	$952,834
Comprehensive income	—	—	—	—	1,803	(274)	1,529	(164)	1,365
Amortization of share-based awards	—	—	—	2,261	—	—	2,261	—	2,261
Restricted share activity, including net share settlement	—	1	—	(386)	—	—	(385)	—	(385)
Issuance of common stock, including net share settlement of stock options	—	1	—	408	—	—	409	—	409
Balance December 29, 2018	$121	$441	$16	$592,451	$364,726	$(1,492)	$956,263	$221	$956,484
Comprehensive income	—	—	—	—	42,391	212	42,603	331	42,934
Amortization of share-based awards	—	—	—	2,473	—	—	2,473	—	2,473
Restricted share activity, including net share settlement	—	2	—	(1,773)	—	—	(1,771)	—	(1,771)
Issuance of common stock, including net share settlement of stock options	—	1	—	(820)	—	—	(819)	—	(819)
Other	—	—	—	—	—	—	—	1	1
Balance March 28, 2020	$121	$444	$16	$592,331	$407,117	$(1,280)	$998,749	$553	$999,302
Comprehensive income	$—	$—	$—	$—	$46,152	$(146)	$46,006	$189	$46,195
Amortization of share-based awards	$—	$—	$—	$2,965	$—	$—	$2,965	$—	$2,965
Restricted share activity, including net share settlement	$—	$1	$—	$(641)	$—	$—	$(640)	$—	$(640)
Issuance of common stock, including net share settlement of stock options	$—	$1	$—	$870	$—	$—	$871	$—	$871
Repurchase of common stock		$(6)		$(5,676)	$(8,624)		$(14,306)		$(14,306)
Distribution to Noncontrolling interest	$—	$—	$—	$—	$—	$—	$—	$(64)	$(64)
Balance June 29, 2019	$121	$440	$16	$589,849	$444,645	$(1,426)	$1,033,645	$678	$1,034,323

10. Stock-Based Compensation
The Company recognized share-based compensation expense of $14.0 million and $10.4 million for the nine months ended June 27, 2020 and June 29, 2019, respectively, as a component of selling, general and administrative expenses. The tax benefit associated with share-based compensation expense for the nine months ended June 27, 2020 and June 29, 2019 was $3.4 million and $2.5 million, respectively.

11. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted per share computations for income from continuing operations (in thousands except share and per share amounts).

	Three Months Ended			Nine Months Ended
	June 27, 2020			June 27, 2020
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Net income available to common shareholders	$68,800	53,441	$1.29	$107,087	54,261	$1.97
Effect of dilutive securities (1):
Options to purchase common stock	—	278	(0.01)	—	339	(0.01)
Restricted shares	—	449	(0.01)	—	384	(0.01)
Diluted EPS:
Net income available to common shareholders	$68,800	54,168	$1.27	$107,087	54,984	$1.95
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

Options to purchase 3.1 million shares of common stock at prices ranging from $10.63 to $38.10 per share were outstanding at June 27, 2020, and options to purchase 2.6 million shares of common stock at prices ranging from $8.56 to $38.10 per share were outstanding at June 29, 2019.

For the three months ended June 27, 2020 and June 29, 2019, 0.5 million and 1.8 million options outstanding were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be antidilutive.

For the nine months ended June 27, 2020 and June 29, 2019, 1.0 million and 1.1 million options outstanding were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares and therefore, the effect of including these options would be antidilutive.

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

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales:
Pet segment	$413,260	$350,155	$1,128,073	$1,028,754
Garden segment	420,223	356,420	891,467	813,512
Total net sales	$833,483	$706,575	$2,019,540	$1,842,266
Operating Income (loss)
Pet segment	50,760	35,066	114,599	91,805
Garden segment	77,787	53,103	122,439	101,821
Corporate	(23,907)	(19,298)	(64,228)	(52,421)
Total operating income	104,640	68,871	172,810	141,205
Interest expense - net	(11,471)	(8,498)	(29,444)	(24,960)
Other income (expense)	(3,541)	180	(4,215)	488
Income tax expense	20,291	14,212	31,211	26,031
Income including noncontrolling interest	69,337	46,341	107,940	90,702
Net income attributable to noncontrolling interest	537	189	853	356
Net income attributable to Central Garden & Pet Company	$68,800	$46,152	$107,087	$90,346
Depreciation and amortization:
Pet segment	$8,374	$8,083	$25,305	$24,178
Garden segment	3,538	3,497	10,157	8,635
Corporate	1,371	1,502	4,136	4,498
Total depreciation and amortization	$13,283	$13,082	$39,598	$37,311

	June 27, 2020	June 29, 2019	September 28, 2019
Assets:
Pet segment	$810,524	$742,938	$734,380
Garden segment	635,671	558,260	463,889
Corporate	817,774	763,720	826,751
Total assets	$2,263,969	$2,064,918	$2,025,020
Goodwill (included in corporate assets above):
Pet segment	$272,066	$268,289	$268,289
Garden segment	17,788	12,888	17,788
Total goodwill	$289,854	$281,177	$286,077

The tables below presents the Company's disaggregated revenues by segment (in millions):

	Three Months Ended June 27, 2020			Nine Months Ended June 27, 2020
	Pet Segment	Garden Segment	Total	Pet Segment	Garden Segment	Total

Other pet products	$206.3	$—	$206.3	$508.3	$—	$508.3
Dog and cat products	117.0	—	117.0	358.8	—	358.8
Other manufacturers' products	90.0	90.1	180.1	261.0	182.2	443.2
Garden controls and fertilizer products	—	100.3	100.3	—	234.2	234.2
Other garden supplies	—	229.8	229.8	—	475.0	475.0
Total	$413.3	$420.2	$833.5	$1,128.1	$891.5	$2,019.5

	Three Months Ended June 29, 2019			Nine Months Ended June 29, 2019
	Pet Segment	Garden Segment	Total	Pet Segment	Garden Segment	Total

Other pet products	$171.1	$—	$171.1	$457.0	$—	$457.0
Dog and cat products	99.9	—	99.9	336.2	—	336.2
Other manufacturers' products	79.2	61.8	141.0	235.6	143.3	378.9
Garden controls and fertilizer products	—	80.9	80.9	—	219.0	219.0
Other garden supplies	—	213.7	213.7	—	451.2	451.2
Total	$350.2	$356.4	$706.6	$1,028.8	$813.5	$1,842.3

13. Contingencies

The Company may from time to time become involved in legal proceedings in the ordinary course of business. Currently, the Company is not a party to any legal proceedings that management believes are likely to have a material effect on the Company’s financial position or results of operations with the potential exception of the proceeding below.
In 2012, Nite Glow Industries, Inc and its owner, Marni Markell, (“Nite Glow”) filed suit in the United States District Court for New Jersey against the Company alleging that the applicator developed and used by the Company for certain of its branded topical flea and tick products infringes a patent held by Nite Glow and asserted related claims for breach of contract and misappropriation of confidential information based on the terms of a Non-Disclosure Agreement.  On June 27, 2018, a jury returned a verdict in favor of Nite Glow on each of the three claims and awarded damages of approximately $12.6 million.  The court ruled on post-trial motions in early June 2020, reducing the judgment amount to $12.4 million and denying the plaintiff's request for attorneys' fees. The Company has filed its notice of appeal and the plaintiffs have cross-appealed. The Company intends to vigorously pursue its rights on appeal and believes that it will prevail on the merits. While the Company believes that the ultimate resolution of this matter will not have a material impact on the Company's consolidated financial statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to the Company in excess of management's expectations.
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
In November 2019, the DMC business unit in the Company's Pet Segment experienced a fire in one of its leased properties located in Athens, Texas, which resulted in inventory, property-related and business interruption losses in the estimated range of $35 - $40 million. In April 2020, DMC experienced an additional fire in the same leased property in Athens, Texas, which resulted in inventory and property-related losses estimated to be approximately $11 million.
As of June 27, 2020, the Company had approximately $18 million of cost in excess of insurance proceeds related to these losses recorded on its balance sheet. Subsequent to June 27, 2020, the Company received insurance proceeds of approximately $9 million related to these losses. The Company currently believes its insurance coverage is sufficient to cover the remaining asset-related losses as well as the business interruption loss associated with this event.
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

Recent Developments
Fiscal 2020 Third Quarter Financial Performance:
•Net sales increased $126.9 million, or 18.0%, from the prior year quarter to $833.5 million due primarily to an increase in organic sales. Pet segment sales increased $63.1 million, and Garden segment sales increased $63.8 million.
•Organic net sales increased 16.5%. Organic net sales increased 15.0% in our Pet segment and 17.9% in our Garden segment.
•Gross profit increased $42.8 million from the prior year quarter, and gross margin increased 40 basis points to 31.4%.
•Selling, general & administrative expense increased $7.0 million from the prior year quarter to $157.4 million, but declined as a percentage of net sales 240 basis points to 18.9%.

•Operating income increased $35.8 million from the prior year quarter, to $104.6 million.
•Net income in the third quarter of fiscal 2020 was $68.8 million, or $1.27 per diluted share, compared to net income of $46.2 million, or $0.80 per diluted share, in the third quarter of fiscal 2019.
DMC Business Unit
In November 2019, the DMC business unit in our Pet Segment experienced a fire in one of its leased properties located in Athens, Texas, which resulted in inventory, property-related and business interruption losses in the estimated range of $35 - $40 million. In April 2020, DMC experienced an additional fire in the same leased property in Athens, Texas, which resulted in inventory and property-related losses estimated to be approximately $11 million.
As of June 27, 2020, we had approximately $18 million of cost in excess of insurance proceeds related to these losses recorded on our balance sheet. Subsequent to June 27, 2020, we received insurance proceeds of approximately $9 million related to these losses. We currently believe our insurance coverage is sufficient to cover the remaining asset-related losses as well as the business interruption loss associated with this event.
COVID-19 Impact
We have seen the effects COVID-19 is having globally on human health, the economy and society at large. The impact of COVID-19 and measures to prevent its spread are affecting our business in a number of ways. Central is considered an essential business in most jurisdictions and almost all of our employees continue to work to meet essential needs. We have been actively addressing the COVID-19 situation and its impact on our employees and business.
From the beginning, our priority has been the safety of our employees, customers and consumers. We are proud of all that our employees have done to prioritize the health and safety of fellow team members while collaborating across the business to ensure we operate as safely and seamlessly as possible in order to provide a steady supply of product to our customers. To that end, we mobilized a cross-functional task force focused on understanding and communicating the critical issues related to the COVID-19 pandemic to mitigate the potential impacts to our people and business. Thankfully, the Central team has had a relatively small number of COVID-19 cases, and our facility maintenance of health and safety standards remains paramount.
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
•Implement travel restrictions and work-from-home policies for employees who have the ability to work from home in accordance with shelter-in-place orders; and
•Adhere to all local, state and federal requirements.
Central is experiencing varying impacts to our Garden and Pet businesses due to COVID-19. In March and April, we experienced increased demand in pet consumables due to consumers stocking up on products as the COVID-19 shelter-in-place mandates were implemented. We also saw reduced consumption on other items, such as live fish and live plants, due to in-store curtailments of foot traffic and limited access to outdoor garden departments. In May, many state and county governments began phased reopenings of their local economies. Access to outdoor garden departments resulted in increased demand for our products in May and June. Additionally, during shelter-in-place requirement periods, pet ownership significantly increased and sales continued to increase in May and June across our Pet segment portfolio. We also continue to see a rapid increase in demand in the e-commerce channel.
Our facilities have largely been exempt or partially exempt from government closure orders. We have experienced temporary closures of certain facilities, though there has not been a material impact from a plant closure to date. At some of our facilities, we have experienced reduced productivity and increased employee absences, which we expect to continue during the current pandemic. All of our manufacturing facilities and distribution centers are currently open and fully operational. We have incurred and will continue to incur additional costs including personal protective equipment and sanitation costs. The pandemic and near-term increase in demand have created operational challenges for our distribution network and impacted our ability to meet our normal fill rate standards. Our supply chain has been impacted by the rapid increase in demand and it is possible we will experience increased operational and logistics costs, although these did not have a material impact on our third fiscal quarter results. We may also experience additional disruptions in our supply chain as the pandemic continues, although we cannot reasonably estimate the potential impact or timing of those events, and we may not be able to mitigate such impact.

We believe we are financially strong and expect to be able to maintain adequate liquidity as we manage through the current economic and health environment. As of June 27, 2020, we had approximately $500 million in cash. We also have a revolving credit facility that provides up to a $400 million principal amount with an additional $200 million available with the consent of the lenders. In April 2020, we borrowed $200 million under our revolving credit facility to increase financial flexibility during the early stages of the COVID-19 pandemic. In June 2020, we repaid the $200 million. As of June 27, 2020, there were no borrowings outstanding under the Credit Facility.
We anticipate many small customers may permanently close, and we may experience collection delinquencies as customers seek to preserve liquidity. Additionally, we have small company equity method investments, intangible assets and other long-lived assets whose value is dependent on cashflows. These investments and other assets could be impacted by the COVID-19 pandemic and, therefore, may be more susceptible to impairment. Management's assessment of possible asset impairment involves numerous assumptions that involve significant judgment. As a result of the uncertainties associated with the COVID-19 pandemic, the shelter-in-place orders and the post-COVID-19 economic recovery, these factors will be even more difficult to estimate. We recorded an impairment charge of $3.6 million in our third fiscal quarter and may be required to write off certain assets that could be material in future periods.
As a result of the COVID-19 pandemic and its current impact on society and the global economic environment, our work on developing our Vision 2025 strategy has been slowed, and we now expect to communicate that strategy in late 2020.
While the unfavorable impact of COVID-19 began to adversely affect the performance in certain portions of our portfolio in March and April, in May and June we saw a large increase in demand in most areas of our portfolio which resulted in a 16.5% increase in organic net sales in our third fiscal quarter. A few of our businesses continue to experience demand or profitability headwinds. These businesses include our live animal, live plant, pet bedding and aquatics businesses. The volatility in demand, changing consumer consumption patterns and uncertainty regarding the duration of shelter-in-place requirements make it difficult to predict when more normal order patterns may return. Forecasting and planning remain challenging in the current environment. In the current uncertain environment, our employees, customers and consumers will continue to be our priority as we manage our business to deliver long-term growth.

Results of Operations
Three Months Ended June 27, 2020
Compared with Three Months Ended June 29, 2019

Net Sales
Net sales for the three months ended June 27, 2020 increased $126.9 million, or 18.0%, to $833.5 million from $706.6 million for the three months ended June 29, 2019. Organic net sales, which excludes the impact of acquisitions and divestitures in the last 12 months, increased $116.5 million, or 16.5%, as compared to the fiscal 2019 quarter. Our branded product sales increased $87.8 million, and sales of other manufacturers’ products increased $39.1 million.
Pet net sales increased $63.1 million, or 18.0%, to $413.3 million for the three months ended June 27, 2020 from $350.2 million for the three months ended June 29, 2019. The increase in net sales was due to an organic sales increase of $52.7 million and an inorganic sales increase of $10.4 million from our May 2019 acquisition of C&S Products. The increase was broad-based across our pet portfolio with the exception of our live fish business, which was impacted by the initial implementation of shelter-in-place restrictions on retail outlets and a large retailer's decision in 2019 to exit the life fish business. Increased sales in our Pet segment were aided by COVID-19 shelter-in-place restrictions which has led to increased pet ownership in dog, cat, small animals and reptiles. Also noteworthy was the acceleration of sales in the e-commerce channel. Organic sales gains were primarily in our dog and cat business, third-party products, our animal health business and in wild bird feed. Pet branded product sales increased $52.3 million, and sales of other manufacturers' products increased $10.8 million.
Garden net sales increased $63.8 million, or 17.9%, to $420.2 million for the three months ended June 27, 2020 from $356.4 million for the three months ended June 29, 2019. The increase in net sales, which was all organic, in the Garden segment was driven by increased consumer home gardening related to COVID-19 shelter-in-place restrictions, listing gains and favorable garden season weather. Net sales increased in the e-commerce channel for garden products as consumers migrated from traditional brick and mortar outlets. The increase in net sales was broad-based across our portfolio including volume-based sales increases in third-party products, controls and fertilizers, wild bird feed and grass seed. Garden branded sales increased $35.5 million, and sales of other manufacturers' products increased $28.3 million.

Gross Profit
Gross profit for the three months ended June 27, 2020 increased $42.8 million, or 19.5%, to $262.1 million from $219.3 million for the three months ended June 29, 2019. Gross margin increased 40 basis points to 31.4% for the three months ended June 27, 2020 from 31.0% for the three months ended June 29, 2019. Both segments contributed to the gross profit increase and gross margin improvement.
In the Pet segment, both gross profit and gross margin improved. Gross profit increased due to increased sales and margin improvement. Gross margin improved due primarily to volume-related efficiencies and a favorable sales mix with increased sales in both our dog and cat business and in our animal health business.
In the Garden segment, both gross profit and gross margin increased. Gross profit improved due to the increased sales and gross margin gains. The Garden gross margin improved due primarily to increased sales and the improved margin from our controls and fertilizer business partially offset by an unfavorable business unit sales mix and a lower margin in grass seed hindered by an unfavorable customer mix and lower pricing.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $7.0 million, or 4.7%, to $157.4 million for the three months ended June 27, 2020 from $150.4 million for the three months ended June 29, 2019. Selling, general and administrative expense increased in both the Pet segment and in corporate, partially offset by a decrease in the Garden segment. As a percentage of net sales, selling, general and administrative expenses decreased to 18.9% for the three months ended June 27, 2020, compared to 21.3% in the comparable prior year quarter impacted by improved operating leverage and reduced travel and entertainment expense.
Selling and delivery expense declined to $77.4 million for the three months ended June 27, 2020 as compared to $78.4 million in the prior year quarter. The decrease was due primarily to improved overhead absorption, reduced travel and entertainment expense and reduced labor related to COVID-19 prohibitions reducing our merchandising in-store presence.
Warehouse and administrative expense increased $8.0 million, or 11.1%, to $80.0 million for the three months ended June 27, 2020 from $72.0 million for the three months ended June 29, 2019. In our operating segments, the increase was due primarily to increased labor expense in our warehouses and to a thank you bonus to our front-line workers across manufacturing, logistics and merchandising. Corporate expenses increased $4.6 million due primarily to increased variable compensation expense resulting from improved results, increased third-party expense and personal protection (PPE) costs. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resources, and information technology functions.
Operating Income
Operating income increased $35.8 million to $104.6 million for the three months ended June 27, 2020. The increase in operating income was attributable to increased sales and an improved gross margin partially offset by increased selling, general and administrative expense. Our operating margin increased from 9.7% in the prior year quarter to 12.6% in the current year quarter due to a 40 basis point improvement in gross margin, improved overhead leverage, a 240 basis point decline in selling, general and administrative expense as a percentage of net sales, as well as COVID-19 pandemic-related reductions in promotional activity.
Pet operating income increased $15.7 million, or 44.8%, to $50.8 million for the three months ended June 27, 2020 from $35.1 million for the three months ended June 29, 2019. Pet operating income increased due to increased sales, principally organic, and increased gross profit partially offset by higher selling, general and administrative costs. Pet operating margin improved 230 basis points due to increased sales, an improved gross margin and lower selling, general and administrative expense as a percentage of net sales.
Garden operating income increased $24.7 million, or 46.5%, to $77.8 million for the three months ended June 27, 2020 from $53.1 million for the three months ended June 29, 2019. Garden operating income increased due to increased sales and gross profit and lower selling, general and administrative expense. Garden operating margin improved 360 basis points to 18.5% due to increased sales, an improved gross margin and lower selling, general and administrative expense as a percentage of sales..
Corporate operating expense increased $4.6 million, or 23.9%, to $23.9 million for the three months ended June 27, 2020 from $19.3 million for the three months ended June 29, 2019. Corporate expense increased due primarily to increased variable compensation accruals due to improved results and higher third-party expense.
Net Interest Expense
Net interest expense for the three months ended June 27, 2020 increased $3.0 million, or 35.0%, to $11.5 million from $8.5 million for the three months ended June 29, 2019. The increase in net interest expense was due to reduced interest income resulting from a lower rate of interest earned on our cash balance during the quarter and interest expense from a temporary draw on our revolver during the quarter.

Debt outstanding on June 27, 2020 was $694.0 million compared to $693.1 million at June 29, 2019.
Other Income (Expense)
Other income (expense) is comprised of income or losses from investments accounted for under the equity method of accounting and foreign currency exchange gains and losses. Other expense was $3.5 million for the quarter ended June 27, 2020 compared to income of $0.2 million for the quarter ended June 29, 2019, due primarily to the impairment of two investments in private companies impacted by the COVID-19 pandemic during the quarter ended June 27, 2020.
Income Taxes
Our effective income tax rate was 22.6% for the quarter ended June 27, 2020 compared to 23.5% for the quarter ended June 29, 2019. The lower effective income tax rate in the current year quarter was due primarily to a higher stock compensation benefit in the current year quarter compared to the prior year quarter.
Net Income and Earnings Per Share
Our net income in the third quarter of fiscal 2020 was $68.8 million, or $1.27 per diluted share, compared to net income of $46.2 million, or $0.80 per diluted share, in the third quarter of fiscal 2019.

Nine Months Ended June 27, 2020
Compared with Nine Months Ended June 29, 2019
Net Sales
Net sales for the nine months ended June 27, 2020 increased $177.2 million, or 9.6%, to $2,019.5 million from $1,842.3 million for the nine months ended June 29, 2019. Organic net sales increased $118.8 million, or 6.4%, as compared to the prior year nine month period. Our branded product sales increased $110.0 million, and sales of other manufacturers’ products increased $67.2 million.
Pet net sales increased $99.3 million, or 9.7%, to $1,128.1 million for the nine months ended June 27, 2020 from $1,028.8 million for the nine months ended June 29, 2019. The increase in net sales was due to both organic growth and sales from C&S Products, which we acquired in May 2019. Organic net sales increased $69.7 million, or 6.8%. The increase was relatively broad-based across our Pet segment portfolio led by increased sales in our dog and cat and animal health businesses and sales of third-party products. These increases were partially offset by lower pet bed sales, negatively impacted in the prior quarter by a fire in one of our pet bedding facilities, and lower sales of live fish, due to a major retailer's decision in 2019 to exit the live fish business and the negative retail impact of reduced foot traffic associated with COVID-19. Pet branded sales increased $73.9 million, and sales of other manufacturer's products increased $25.4 million.
Garden net sales increased $77.9 million, or 9.6%, to $891.4 million for the nine months ended June 27, 2020 from $813.5 million for the nine months ended June 29, 2019. The increase in net sales was due to both organic growth and sales from Arden, which became 100% owned due to our acquisition of the remaining equity interest in February 2019. Organic sales increased $49.1 million, or 6.0%, due primarily to a 17.9% sales increase in the current fiscal quarter. The organic sales increase was relatively broad-based across our Garden segment portfolio, driven by increased sales of third-party products and of our control and fertilizer products. Both benefited from new listings and increased home gardening due to COVID-19 restrictions and favorable garden weather. The increase in sales was partially offset by lower grass seed sales, negatively impacted by competitive pressures and reduced promotions in our first two fiscal quarters, and our exit of the fashion decor pottery product line in mid-2019. Garden branded sales increased $36.1 million, and sales of other manufacturers’ products increased $41.8 million.
Gross Profit
Gross profit for the nine months ended June 27, 2020 increased $44.9 million, or 8.1%, to $600.4 million from $555.5 million for the nine months ended June 29, 2019. Gross margin decreased 50 basis points to 29.7% for the nine months ended June 27, 2020 from 30.2% for the nine months ended June 29, 2019. Both operating segments contributed to the gross profit increase and gross margin decline.
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
In the Garden segment, both gross profit and gross margin were negatively impacted by reduced grass seed sales and our exit from the fashion décor pottery product line, which was partially offset by the positive impact of the Arden acquisition. Additionally, gross margin was negatively impacted by increased third-party sales.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $13.3 million, or 3.2%, to $427.6 million for the nine months ended June 27, 2020 from $414.3 million for the nine months ended June 29, 2019 due primarily to increased corporate expense. As a percentage of net sales, selling, general and administrative expenses decreased to 21.2% for the nine months ended June 27, 2020, from 22.5% for the comparable prior year nine month period; both operating segments contributed to the improvement.
Selling and delivery expense increased $0.8 million, or 0.4%, to $211.8 million for the nine months ended June 27, 2020 from $211.0 million for the nine months ended June 29, 2019. The increase was due primarily to increased payroll related costs and delivery expense partially offset by cost saving initiatives enacted in response to a retailer's exit from the live fish business and our exit from the fashion decor pottery product line in 2019.
Warehouse and administrative expense increased $12.5 million, or 6.1%, to $215.8 million for the nine months ended June 27, 2020 from $203.3 million for the nine months ended June 29, 2019. Increased expense from our two recent acquisitions, a bonus to our front-line workers and at corporate was partially offset by cost reduction initiatives enacted in response to a retailer’s exit from the live fish business and our exit from the fashion décor pottery product line in 2019. Corporate expense increased due primarily to increased third-party expenses, which includes costs related to the development of our Vision 2025 plan, increased variable compensation expense due to improved results, and equity compensation expense. Corporate expenses are included within administrative expense and relate to the costs of unallocated executive, administrative, finance, legal, human resource, and information technology functions.
Operating Income
Operating income increased $31.6 million to $172.8 million for the nine months ended June 27, 2020 from $141.2 million for the nine months ended June 29, 2019. Our operating margin increased to 8.6% for the nine months ended June 27, 2020 from 7.7% for the nine months ended June 29, 2019. Increased sales of $177.2 million and a 130 basis point improvement in selling, general and administrative expense as a percentage of net sales were partially offset by a 50 basis point decline in gross margin.
Pet operating income increased $22.8 million, or 24.8%, to $114.6 million for the nine months ended June 27, 2020 from $91.8 million for the nine months ended June 29, 2019. Adjusting for the $2.5 million intangible asset impairment in fiscal 2019, operating income increased $20.3 million. The increase in operating income was due to increased net sales of $99.3 million partially offset by a decline in gross margin and an increase in selling, general and administrative expense.
Garden operating income increased $20.6 million, or 20.2%, to $122.4 million for the nine months ended June 27, 2020 from $101.8 million in the nine months ended June 29, 2019. Adjusting for the non-cash gain from the fair value remeasurement of our previously held investment interest upon our acquisition of the remaining 55% interest of Arden in the prior six month period, garden operating income increased $23.8 million. The increase in operating income was due to increased net sales of $77.9 million and lower selling, general and administrative expense partially offset by a lower gross margin.
Corporate operating expense increased $11.8 million to $64.2 million in the current nine-month period from $52.4 million in the comparable fiscal 2019 period due primarily to increased third-party expenses, increased variable compensation expense and equity compensation expense.
Net Interest Expense
Net interest expense for the nine months ended June 27, 2020 increased $4.4 million, or 18.0%, to $29.4 million from $25.0 million for the nine months ended June 29, 2019. The increase in net interest expense was due to lower interest income from earnings on cash due to the lower rates available on our cash balance during the current year nine-month period.
Debt outstanding on June 27, 2020 was $694.0 million compared to $693.1 million as of June 29, 2019. Our average borrowing rate for the current nine-month period was 5.5% compared to the prior nine-month period of 5.8%.

Other Income
Other income (expense) was an expense of $4.2 million for the nine-month period ended June 27, 2020 compared to income of $0.5 million for the nine-month period ended June 29, 2019, due primarily to a $3.6 million impairment of two investments in private companies impacted by the COVID-19 pandemic during the quarter ended June 27, 2020.
Income Taxes
Our effective income tax rate was 22.4% for the nine month period ended June 27, 2020 compared to 22.3% for the nine-month period ended June 29, 2019.
Net Income and Earnings Per Share
Our net income for the nine months ended June 27, 2020 was $107.1 million, or $1.95 per diluted share, compared to $90.3 million, or $1.56 per diluted share, for the nine months ended June 29, 2019.

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
(3)During the third quarter of fiscal 2020, we recorded a non-cash impairment charge for two private company investments. The impairment was recorded as part of other income (expense).

Operating Income Reconciliation		GAAP to Non-GAAP Reconciliation (in thousands) For the Nine Months Ended
		Consolidated
		June 27, 2020	June 29, 2019
GAAP operating income		$172,810	$141,205
Previously held investment interest fair value remeasurement	(1)	—	(3,215)
Intangible asset impairment	(2)	—	2,540
Non-GAAP operating income		$172,810	$140,530

Pet Segment Operating Income Reconciliation		GAAP to Non-GAAP Reconciliation (in thousands) For the Nine Months Ended
		Pet
		June 27, 2020	June 29, 2019
GAAP operating income		$114,599	$91,805
Intangible asset impairment	(2)	—	2,540
Non-GAAP operating income		$114,599	$94,345

Garden Segment Operating Income Reconciliation		GAAP to Non-GAAP Reconciliation (in thousands) For the Nine Months Ended
		Garden
		June 27, 2020	June 29, 2019
GAAP operating income		$122,439	$101,821
Previously held investment interest fair value remeasurement	(1)	—	(3,215)
Non-GAAP operating income		$122,439	$98,606

		GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Three Months Ended			GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Nine Months Ended
Net Income and Diluted Net Income Per Share Reconciliation		June 27, 2020	June 29, 2019		June 27, 2020	June 29, 2019
GAAP net income attributable to Central Garden & Pet		$68,800	$46,152		$107,087	$90,346
Previously held investment interest fair value remeasurement	(1)	—	—	(1)	—	(3,215)
Intangible asset impairment	(2)	—	—	(2)	—	2,540
Investment impairments	(3)	3,566	—	(3)	3,566	—
Tax effect of remeasurement and impairment		(807)	—		(800)	151
Non-GAAP net income attributable to Central Garden & Pet		$71,559	$46,152		$109,853	$89,822
GAAP diluted net income per share		$1.27	$0.80		$1.95	$1.56
Non-GAAP diluted net income per share		$1.32	$0.80		$2.00	$1.55
Shares used in GAAP and non-GAAP diluted net earnings per share calculation		54,168	57,985		54,984	57,937

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

	GAAP to Non-GAAP Reconciliation (in millions) For the Three Months Ended June 27, 2020
	Consolidated		Pet Segment		Garden Segment
		Percent change		Percent change		Percent change

Reported net sales - Q3 FY20 (GAAP)	$833.5		$413.3		$420.2
Reported net sales - Q3 FY19 (GAAP)	706.6		350.2		356.4
Increase in net sales	126.9	18.0%	63.1	18.0%	63.8	17.9%
Effect of acquisition and divestitures on increase in net sales	10.4		10.4		—
Increase in organic net sales - Q3 FY20	$116.5	16.5%	$52.7	15.0%	$63.8	17.9%

	GAAP to Non-GAAP Reconciliation (in millions) For the Nine Months Ended June 27, 2020
	Consolidated		Pet Segment		Garden Segment
		Percent change		Percent change		Percent change
Reported net sales - Q3 FY20 YTD (GAAP)	$2,019.5		$1,128.1		$891.4
Reported net sales - Q3 FY19 YTD (GAAP)	1,842.3		1,028.8		813.5
Increase in net sales	177.2	9.6%	99.3	9.7%	77.9	9.6%
Effect of acquisition and divestitures on increase in net sales	58.4		29.6		28.8
Increase in organic net sales - Q3 FY20 YTD	$118.8	6.4%	$69.7	6.8%	$49.1	6.0%

EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Three Months Ended June 27, 2020
	Garden	Pet	Corp	Total
Net income attributable to Central Garden & Pet	—	—	—	$68,800
Interest expense, net	—	—	—	11,471
Other expense	—	—	—	3,541
Income tax expense	—	—	—	20,291
Net income attributable to noncontrolling interest	—	—	—	537
Sum of items below operating income	—	—	—	35,840
Income (loss) from operations	$77,787	$50,760	$(23,907)	$104,640
Depreciation & amortization	3,538	8,374	1,371	13,283
EBITDA	$81,325	$59,134	$(22,536)	$117,923

EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Three Months Ended June 29, 2019
	Garden	Pet	Corp	Total
Net income attributable to Central Garden & Pet	—	—	—	$46,152
Interest expense, net	—	—	—	8,498
Other income	—	—	—	(180)
Income tax expense	—	—	—	14,212
Net income attributable to noncontrolling interest	—	—	—	189
Sum of items below operating income	—	—	—	22,719
Income (loss) from operations	$53,103	$35,066	$(19,298)	$68,871
Depreciation & amortization	3,497	8,083	1,502	13,082
EBITDA	$56,600	$43,149	$(17,796)	$81,953

EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Nine Months Ended June 27, 2020
	Garden	Pet	Corp	Total
Net income attributable to Central Garden & Pet	—	—	—	$107,087
Interest expense, net	—	—	—	29,444
Other expense	—	—	—	4,215
Income tax expense	—	—	—	31,211
Net income attributable to noncontrolling interest	—	—	—	853
Sum of items below operating income	—	—	—	65,723
Income (loss) from operations	$122,439	$114,599	$(64,228)	$172,810
Depreciation & amortization	10,157	25,305	4,136	39,598
EBITDA	$132,596	$139,904	$(60,092)	$212,408

EBITDA Reconciliation	GAAP to Non-GAAP Reconciliation (in thousands, except per share amounts) For the Nine Months Ended June 29, 2019
	Garden	Pet	Corp	Total
Net income attributable to Central Garden & Pet	—	—	—	$90,346
Interest expense, net	—	—	—	24,960
Other income	—	—	—	(488)
Income tax expense	—	—	—	26,031
Net income attributable to noncontrolling interest	—	—	—	356
Sum of items below operating income	—	—	—	50,859
Income (loss) from operations	$101,821	$91,805	$(52,421)	$141,205
Depreciation & amortization	8,635	24,178	4,498	37,311
EBITDA	$110,456	$115,983	$(47,923)	$178,516

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

Operating Activities
Net cash provided by operating activities decreased by $3.9 million, from $92.8 million for the nine months ended June 29, 2019, to $88.9 million for the nine months ended June 27, 2020. The decrease in cash provided was due primarily to changes in our working capital accounts for the period ended June 27, 2020, as compared to the prior year period, primarily an increase in accounts receivable, due to the large increase in sales in the latter half of the third quarter, compared to the prior year.
Investing Activities
Net cash used in investing activities decreased $33.2 million, from $65.0 million for the nine months ended June 29, 2019 to $31.8 million during the nine months ended June 27, 2020. The decrease in cash used in investing activities was due primarily to acquisition activity in the prior year, partially offset by increased capital expenditures in the current year compared to the prior year. During the second quarter of fiscal 2019, we acquired the remaining 55% interest in Arden Companies for approximately $11.0 million, and during the third quarter of fiscal 2019 we acquired C&S Products for approximately $30.0 million.
Financing Activities
Net cash used by financing activities decreased $5.1 million, from $64.1 million for the nine months ended June 29, 2019, to $59.0 million for the nine months ended June 27, 2020. The decrease in cash used by financing activities during the current year was due primarily to our repayment of approximately $36 million of acquired long-term debt subsequent to our acquisition of Arden Companies in the prior year period, partially offset by increased open market purchases of our common stock during the current year period. During the nine months ended June 27, 2020, we repurchased approximately 0.2 million shares of our voting common stock (CENT) at an aggregate cost of approximately $6.6 million, or approximately $26.63 per share, and 1.8 million shares of our non-voting Class A common stock (CENTA) at an aggregate cost of approximately $45.7 million, or approximately $25.90 per share.
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
We believe that cash flows from operating activities, funds available under our asset backed loan facility, and arrangements with suppliers will be adequate to fund our presently anticipated working capital and capital expenditure requirements for the foreseeable future. We previously estimated our capital expenditures, which are related primarily to replacements and expansion of and upgrades to plant and equipment and also investment in our continued implementation of a scalable enterprise-wide information technology platform, would be $40 million to $45 million in fiscal 2020, of which we have invested approximately $27 million year to date. As a result of the uncertainties associated with the COVID-19 pandemic, we are reevaluating the appropriate amount of our fiscal 2020 capital expenditures.
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
Total Debt
At June 27, 2020, our total debt outstanding was $694.0 million, as compared with $693.1 million at June 29, 2019.
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
The 2028 Notes require semiannual interest payments on February 1 and August 1. The 2028 Notes are unconditionally guaranteed on a senior basis by our existing and future domestic restricted subsidiaries who are borrowers under or guarantors of our senior secured revolving credit facility or who guarantee the 2023 Notes.
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
The 2028 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of June 27, 2020.
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
We may redeem some or all of the 2023 Notes at any time, at our option, on or after November 15, 2019 for 103.063%, on or after November 15, 2020 for 101.531% and on or after November 15, 2021 for 100%, plus accrued and unpaid interest.
The holders of the 2023 Notes have the right to require us to repurchase all or a portion of the 2023 Notes at a purchase price equal to 101% of the principal amount of the notes repurchased, plus accrued and unpaid interest upon the occurrence of a change of control.
The 2023 Notes contain customary high yield covenants, including covenants limiting debt incurrence and restricted payments, subject to certain baskets and exceptions. We were in compliance with all financial covenants as of June 27, 2020.
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
The Amended Credit Facility is subject to a borrowing base, reduced capacity due to reserves and certain other restrictions. The borrowing base is calculated using a formula initially based upon eligible receivables and inventory minus certain reserves, and was $400 million as of June 27, 2020. The Amended Credit Facility also allows us to add real property to the borrowing base so long as the real property is subject to a first priority lien in favor of the Administrative Agent for the benefit of the Lenders. Proceeds of the Amended Credit Facility will be used for general corporate purposes. The Amended Credit Facility includes a $50 million sublimit for the issuance of standby letters of credit and an increased $40 million sublimit for short-notice borrowings. We incurred approximately $1.6 million of debt issuance costs in conjunction with this transaction, which included underwriter fees and legal expenses. The debt issuance costs are being amortized over the term of the Amended Credit Facility. As of June 27, 2020, there were no borrowings outstanding and no letters of credit outstanding under the Credit Facility. There were other letters of credit of $3.2 million outstanding as of June 27, 2020. Subsequent to our quarter ended March 28, 2020, we borrowed $200 million under our revolving credit facility to increase financial flexibility while we navigate an uncertain COVID-19 economic environment. We repaid $200 million under our revolving credit facility prior to our quarter ended June 27, 2020.
Borrowings under the Amended Credit Facility bear interest at an index based on LIBOR or, at our option, the Base Rate (defined as the highest of (a) the SunTrust prime rate, (b) the Federal Funds Rate plus 0.50%, (c) one-month LIBOR plus 1.00%), plus, in either case, an applicable margin based on our consolidated senior leverage ratio and (d) 0.00%. Such applicable margin for LIBOR-based borrowings fluctuates between 1.00%-1.50% (previously between 1.25% and 1.50%) and was 1.00% as of June 27, 2020, and such applicable margin for Base Rate borrowings fluctuates between 0.00%-0.50% (previously 0.25%-0.50%), and was 0.00% as of June 27, 2020. An unused line fee shall be payable monthly in respect of the total amount of the unutilized Lenders’ commitments and short-notice borrowings under the Amended Credit Facility. Letter of credit fees at the applicable margin on the average undrawn and unreimbursed amount of letters of credit shall be payable monthly and a facing fee of 0.125% shall be paid on demand for the stated amount of each letter of credit. We are also required to pay certain fees to the administrative agent under the Amended Credit Facility. As of June 27, 2020, the applicable interest rate related to Base Rate borrowings was 3.3%, and the applicable interest rate related to LIBOR-based borrowings was 1.2%. Banks currently reporting information used to set LIBOR will stop doing so after 2021. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. We are monitoring their efforts, and we will likely amend contracts to accommodate any replacement rate where it is not already provided.
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
The Amended Credit Facility continues to contain customary covenants, including financial covenants which require us to maintain a minimum fixed charge coverage ratio of 1.00:1.00 upon triggered quarterly testing (e.g. when availability falls below certain thresholds established in the agreement), reporting requirements and events of default. The Amended Credit Facility is secured by substantially all assets of the borrowing parties, including (i) pledges of 100% of the stock or other equity interest of each domestic subsidiary that is directly owned by such entity and (ii) 65% of the stock or other equity interest of each foreign subsidiary that is directly owned by such entity. We were in compliance with all financial covenants under the Credit Facility during the period ended June 27, 2020.
Summarized Financial Information for Guarantors and the Issuer of Guaranteed Securities
In November 2015, Central (the "Parent/Issuer") issued $400 million aggregate principal amount of 6.125% senior notes due November 2023 (the "2023 Notes") and on December 14, 2017, Central issued $300 million aggregate principal amount of 5.125% senior notes due February 2028 (the "2028 Notes"). The 2023 Notes and 2028 Notes are fully and unconditionally guaranteed on a joint and several senior basis by each of our existing and future domestic restricted subsidiaries (the "Guarantors") which are borrowers under or guarantors of our senior secured revolving credit facility ("Credit Facility"). The 2023 Notes and 2028 Notes are unsecured senior obligations and are subordinated to all of our existing and future secured debt, including our Credit Facility, to the extent of the value of the collateral securing such indebtedness. There are no significant restrictions on the ability of the Guarantors to make distributions to the Parent/Issuer. Certain subsidiaries and operating divisions of the Company do not guarantee the 2023 or 2028 Notes and are referred to as the Non-Guarantors.
The Guarantors jointly and severally, and fully and unconditionally, guarantee the payment of the principal and premium, if any, and interest on the 2023 and 2028 Notes when due, whether at stated maturity of the 2023 and 2028 Notes, by acceleration, call for redemption or otherwise, and all other obligations of the Company to the holders of the 2023 and 2028 Notes and to the trustee under the indenture governing the 2023 and 2028 Notes (the "Guarantee"). The Guarantees are senior unsecured obligations of each Guarantor and are of equal rank with all other existing and future senior indebtedness of the Guarantors.
The obligations of each Guarantor under its Guarantee shall be limited to the maximum amount as will, after giving effect to all other contingent and fixed liabilities of such Guarantor and to any collections from or payments made by or on behalf of any other Guarantor in respect of the obligations of such Guarantor under the guarantee not constituting a fraudulent conveyance or fraudulent transfer under Federal or state law.
The Guarantee of a Guarantor will be released:
(1) upon any sale or other disposition of all or substantially all of the assets of that Guarantor (including by way of merger or consolidation), in accordance with the governing indentures, to any person other than the Company;
(2) if such Guarantor merges with and into the Company, with the Company surviving such merger;
(3) if the Guarantor is designated as an Unrestricted Subsidiary; or
(4) if the Company exercises its legal defeasance option or covenant defeasance option or the discharge of the Company's obligations under the indentures in accordance with the terms of the indentures.
The following tables present summarized financial information of the Parent/Issuer subsidiaries and the Guarantor subsidiaries. All intercompany balances and transactions between subsidiaries under Parent/Issuer and subsidiaries under the Guarantor have been eliminated. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to the Parent/Issuer's interests in the Guarantor Subsidiaries. The summarized information excludes financial information of the Non-Guarantors, including earnings from and investments in these entities.

Summarized Statements of Operations
(in thousands)	Nine Months Ended		Fiscal Year Ended
	June 27, 2020		September 28, 2019
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors

Net sales	$622,610	$1,288,951	$764,991	$1,496,962
Gross profit	$144,963	$419,114	$172,075	$495,968
Income (loss) from operations	$7,836	$155,629	$(9,819)	$162,725
Equity in earnings of Guarantor subsidiaries	$120,159	$—	$127,439	$—
Net income (loss)	$(20,152)	$120,159	$(32,775)	$127,439

Summarized Balance Sheet Information
(in thousands)	As of		As of
	June 27, 2020		September 28, 2019
	Parent/Issuer	Guarantors	Parent/Issuer	Guarantors

Current assets	$761,853	$632,834	$732,597	$523,670
Intercompany receivable from Non-guarantor subsidiaries	31,666	61,346	37,544	61,333
Other assets	1,990,988	1,488,968	$1,833,445	$1,397,277
Total assets	$2,784,507	$2,183,148	$2,603,586	$1,982,280

Current liabilities	$142,785	$209,882	$102,242	$164,574
Long-term debt	693,915	—	693,037	—
Other liabilities	947,697	97,715	867,268	62,656
Total liabilities	$1,784,397	$307,597	$1,662,547	$227,230

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and principal financial officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported in a timely and proper manner and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon this review, such officers concluded that our disclosure controls and procedures were effective as of June 27, 2020.
(b) Changes in Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and our principal financial officer have evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2020. We implemented controls and a new lease accounting system related to the adoption of ASC 842 and the related financial statement reporting. There were no other changes in our internal control over financial reporting during the third quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In 2012, Nite Glow Industries, Inc and its owner, Marni Markell, (“Nite Glow”) filed suit in the United States District Court for New Jersey against the Company alleging that the applicator developed and used by the Company for certain of its branded topical flea and tick products infringes a patent held by Nite Glow and asserted related claims for breach of contract and misappropriation of confidential information based on the terms of a Non-Disclosure Agreement.  On June 27, 2018, a jury returned a verdict in favor of Nite Glow on each of the three claims and awarded damages of approximately $12.6 million.  The court ruled on post-trial motions in early June 2020, reducing the judgment amount to $12.4 million and denying the plaintiff's request for attorneys' fees. The Company has filed its notice of appeal and the plaintiffs have cross-appealed. The Company intends to vigorously pursue its rights on appeal and believes that it will prevail on the merits. While the Company believes that the ultimate resolution of this matter will not have a material impact on the Company's consolidated financial statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to the Company in excess of management's expectations.
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
We have experienced varying impacts to our Garden and Pet businesses due to COVID-19. In March and April, we experienced increased demand in pet consumables due to consumers stocking up on products as the COVID-19 shelter-in-place mandates were implemented. We also saw reduced consumption on other items, such as live fish and live plants, due to in-store curtailments of foot traffic and limited access to outdoor garden departments. In May, state and county governments began phased reopenings of their local economies. Access to outdoor garden departments resulted in increased demand for our products in May and June. Additionally, as a result of shelter-in-place requirement periods, pet ownership significantly increased and we saw increased sales continue in May and June across our Pet segment portfolio. We also continued to see rapid increase in demand in the e-commerce channel.
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
We have experienced temporary closures of certain production facilities and distribution centers, though there has not been a material impact from a plant closure to date. At some of our facilities, we have experienced reduced productivity and increased employee absences, which we expect to continue during the current pandemic. The pandemic and near-term increase in demand for pet consumables have created operational challenges for our distribution network and impacted our ability to meet our normal fill rate standards. Our supply chain has been impacted by the rapid increase in demand and it is possible we will experience increased operational and logistics costs. We may experience additional disruptions in our supply chain as the pandemic continues, though we cannot reasonably estimate the potential impact or timing of those events, and we may not be able to mitigate such impact.
We anticipate many small customers may permanently close, and we may experience collection delinquencies as customers seek to preserve liquidity. Additionally, we have small company equity method investments, intangible assets and other long-lived assets whose value is dependent on cashflows. These investments and other assets could be impacted by the COVID-19 pandemic and, therefore, may be more susceptible to impairment. Our assessment of possible asset impairment involves numerous assumptions that involve significant judgment. As a result of the uncertainties associated with the COVID-19 pandemic, the shelter-in-place orders and the post COVID-19 economic recovery, these factors will be even more difficult to estimate. We recorded an impairment charge of $3.6 million in our third fiscal quarter and may be required to write off certain assets that could be material in future periods.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the repurchases of any equity securities during the fiscal quarter ended June 27, 2020 and the dollar amount of authorized share repurchases remaining under our stock repurchase program.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
March 29, 2020 - May 2, 2020	194,160	(2) (3)	$26.21	194,021	$100,000,000
May 3, 2020 - May 30, 2020	20,851	(3)	$32.63	—	$100,000,000
May 31, 2020 - June 27, 2020	22,693	(3)	$32.64	—	$100,000,000
Total	237,704		$27.38	194,021	$100,000,000	(4)

(1)During the fourth quarter of fiscal 2019, our Board of Directors authorized a $100 million share repurchase program, (the "2019 Repurchase Authorization"). The 2019 Repurchase Authorization has no fixed expiration date and expires when the amount authorized has been used or the Board withdraws its authorization. The repurchase of shares may be limited by certain financial covenants in our credit facility that restrict our ability to repurchase our stock. As of June 27, 2020, we had $100 million of authorization remaining under our 2019 Repurchase Authorization.
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
(4)Excludes 0.6 million shares remaining under our Equity Dilution Authorization as of June 27, 2020.

Item 3. Defaults Upon Senior Securities
Not applicable

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
Not applicable

Item 6.	Exhibits

22	List of Guarantor Subsidiaries

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

CENTRAL GARDEN & PET COMPANY
Registrant

Dated: August 6, 2020

/s/ TIMOTHY P. COFER
Timothy P. Cofer
Chief Executive Officer
(Principal Executive Officer)

/s/ NICHOLAS LAHANAS
Nicholas Lahanas
Chief Financial Officer
(Principal Financial Officer)